Form 10-Q
period 1999-06-30
INTERNET CAPITAL GROUP INC
filed 1999-09-20
CIK 1085621

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended June 30, 1999	Commission File Number 0-26929

INTERNET CAPITAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	23-2996071
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
Building 800, 435 Devon Park Drive, Wayne, PA (Address of principal executive offices)	19087 (Zip Code)

Registrant's telephone number, including area code (610) 989-0111

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes                                                          No X

Number of shares of Common Stock outstanding as of September 17, 1999: 122,619,069 shares

INTERNET CAPITAL GROUP, INC.

QUARTERLY REPORT FORM 10-Q

INDEX

PART I - FINANCIAL INFORMATION

Item 1 -	Financial Statements:

	Consolidated Balance Sheets -
	June 30, 1999 (unaudited) and December 31, 1998	3

	Consolidated Statements of Operations (unaudited) -
	Three and Six Months Ended June 30, 1999 and 1998	4

	Consolidated Statements of Cash Flows (unaudited) -
	Six Months Ended June 30, 1999 and 1998	5

	Notes to Consolidated Financial Statements	6

Item 2 -	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	17

Item 3 -	Quantitative and Qualitative Disclosures About Market Risk	33

PART II - OTHER INFORMATION

INTERNET CAPITAL GROUP, INC.
Consolidated Balance Sheets

	June 30,	December 31,
	1999	1998

	(UNAUDITED)

Assets
Current Assets
Cash and cash equivalents	$26,216,451	$26,840,904
Accounts receivable, less allowances for doubtful accounts ($322,727-1999; $61,037-1998)	4,348,951	1,842,137
Prepaid expenses and other current assets	3,126,072	1,119,062

Total current assets	33,691,474	29,802,103

Fixed assets, net	2,850,415	1,151,268
Ownership interests in and advances to Partner Companies	164,581,428	59,491,940
Available-for-sale securities	4,753,024	3,251,136
Intangible assets, net	23,872,739	2,476,135
Deferred taxes	15,333,455	-
Other	1,076,656	613,393

Total Assets	$246,159,191	$96,785,975

Liabilities and Shareholders' Equity
Current Liabilities
Current maturities of long-term debt	$ 426,692	$ 288,016
Line of credit	-	2,000,000
Accounts payable	2,662,270	1,348,293
Accrued expenses	4,547,196	1,823,407
Note payable to partner company	-	1,713,364
Deferred revenue	78,723	2,176,585
Convertible note (note 4)	11,250,000	-

Total current liabilities	18,964,881	9,349,665

Long-term debt	60,319	351,924
Subordinated convertible notes	90,000,000	-
Deferred taxes	3,430,008	-
Other liability	2,174,998	-
Minority interest	13,168,273	6,360,008
Commitments and contingencies
Shareholders' Equity
Preferred stock, $.0l par value; no shares authorized	-	-
Common stock, $.001 par value; authorized 130,000,000 shares; 93,897,542 (1999); 66,043,625 (1998) issued and outstanding	93,898	66,044
Additional paid-in capital	161,021,480	74,998,459
Retained earnings	12,108,449	5,256,815
Unamortized deferred compensation	(15,595,845)	(1,330,011)
Notes receivable - shareholders	(39,891,593)	-
Accumulated other comprehensive income	624,323	1,733,071

Total shareholders' equity	118,360,712	80,724,378

Total Liabilities and Shareholders' Equity	$246,159,191	$96,785,975

See notes to consolidated financial statements.

INTERNET CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	1999	1998	1999	1998

Revenue	$4,479,859	$ 587,422	$7,590,894	$ 964,793

Operating expenses
Cost of revenue	2,450,345	1,075,022	4,003,674	1,703,235
Sales and marketing	742,837	1,679,469	857,252	2,614,403
General and administrative	8,684,528	1,540,640	12,417,928	3,064,518

Total operating expenses	11,877,710	4,295,131	17,278,854	7,382,156

	(7,397,851)	(3,707,709)	(9,687,960)	(6,417,363)

Other income, net	2,396,956	11,726,576	31,074,427	24,048,738
Interest income	974,605	247,041	1,284,340	303,441
Interest expense	(953,272)	(108,156)	(967,028)	(218,176)

Income (loss) before income taxes
minority interest and equity income
(loss)	(4,979,562)	8,157,752	21,703,779	17,716,640
Income taxes	5,133,539	-	5,796,745	-
Minority interest	1,302,243	976,314	1,448,261	976,314
Equity income (loss)	(12,666,674)	2,390,371	(20,079,276)	(2,680,218)

Net Income (Loss)	$(11,210,454)	$6,743,695	$ 8,869,509	$16,012,736

Net Income (Loss) Per Share
Basic	$ (.13)	$ .13	$ .11	$ .33
Diluted	$ (.13)	$ .13	$ .11	$ .33

Weighted Average Shares Outstanding
Basic	88,595,892	51,081,728	80,533,103	48,161,518
Diluted	88,595,892	51,081,728	82,762,819	48,185,018

See notes to consolidated financial statements.

INTERNET CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,

	1999	1998

	(UNAUDITED)
Operating Activities
Net income	$ 8,869,509	$ 16,012,736
Adjustments to reconcile net cash used in operating activities
Depreciation and amortization	2,800,627	331,521
Deferred taxes	(5,796,745)	-
Equity (income) loss	20,079,276	2,680,218
Other income	(31,074,427)	(24,048,738)
Minority interest	(1,448,261)	(976,314)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(2,049,216)	(188,355)
Prepaid expenses and other assets	(1,444,586)	7,337
Accounts payable	1,773,125	794,722
Accrued expenses	2,646,070	1,236,324
Deferred revenue	(117,502)	470,952

Cash used in operating activities	(5,762,130)	(3,679,597)

Investing Activities
Capital expenditures	(1,831,246)	(254,089)
Proceeds from sales of available-for-sale securities	2,495,842	20,460,424
Proceeds from sales of Partner Company ownership interests in and advances to a shareholder	2,654,880	-
Advances to Partner Companies	(1,192,502)	-
Repayment of advances to Partner Companies	1,940,272	500,000
Acquisitions of ownership interests in Partner Companies	(98,460,647)	(7,950,796)
Other acquisitions	(2,103,165)	-
Reduction in cash due to deconsolidation of VerticalNet	(5,645,895)	-

Cash provided by (used in) investing activities	(102,142,461)	12,755,539

Financing Activities
Issuance of common stock, net	32,020,000	24,915,000
Long-term debt and capital lease obligations	(150,212)	(204,637)
Proceeds from subordinated convertible notes	89,270,000	-
Line of credit repayments	(280,942)	(2,500,000)
Distribution to former LLC members	(10,675,811)	-
Advances to employees	(4,427)	(461,968)
Treasury stock purchase by subsidiary	(4,468,980)	-
Issuance of stock by subsidiary	1,570,510	11,291,961

Cash provided by financing activities	107,280,138	33,040,356

Net Increase (Decrease) in Cash and Cash Equivalents	(624,453)	42,116,298
Cash and Cash Equivalents - beginning of period	26,840,904	5,967,461

Cash and Cash Equivalents - End of Period	$ 26,216,451	$ 48,083,759

See notes to consolidated financial statements.

INTERNET CAPITAL GROUP, INC.

Notes to Consolidated Financial Statements

  1. Significant Accounting Policies

    Description of the Company

Internet Capital Group, Inc. (the "Company") was formed on March 4, 1996. The Company is an Internet holding company actively engaged in business-to-business, or B2B, e-commerce through a network of companies. The Company defines e-commerce as conducting or facilitating business transactions over the Internet. As of June 30, 1999, the Company owned interests in 35 companies engaged in e-commerce, which the Company calls its "Partner Companies" . The Company's goal is to become the premier B2B e-commerce company. The Company's operating strategy is to integrate its Partner Companies into a collaborative network that leverages the collective knowledge and resources of the Company.

Although the Company refers to the companies in which it has acquired an equity ownership interest as its "Partner Companies" and that it has a "partnership " with these companies, it does not act as an agent or legal representative for any of its Partner Companies, it does not have the power or authority to legally bind any of its Partner Companies and it does not have the types of liabilities in relation to its Partner Companies that a general partner of a partnership would have.

    Basis of Presentation

On February 2, 1999, the Company converted from a Limited Liability Corporation ("LLC ") to a corporation. All shareholder transactions have been presented as if the conversion occurred on March 4, 1996 (inception).

The accompanying unaudited consolidated financial statements of the Company for the three and six months ended June 30, 1999 and 1998, included herein, have been prepared by the Company, without audit, pursuant to the interim financial statements rules and regulations of the SEC. In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of the Company's operations and its cash flows for the three and six months ended June 30, 1999 and 1998. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. These consolidated financial statements should be read in conjunction with financial statements and notes thereto in the Company's Registration Statement on Form S-1 which was declared effective on August 4, 1999.

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiary, Internet Capital Group Operations, Inc. (the "Operations Company ") and its majority owned subsidiaries, VerticalNet, Inc. ( "VerticalNet") for the three and six months ended June 30, 1998 and Breakaway Solutions, Inc. ("Breakaway Solutions") for the three and six months ended June 30, 1999 and EmployeeLife.com and iParts.com, Inc. ("iParts") for the three months ended June 30, 1999.

    Principles of Accounting for Ownership Interests in Partner Companys

The various interests that the Company acquires in its Partner Companies are accounted for under three broad methods: consolidation, equity method and cost method. The applicable accounting method is generally determined based on the Company's voting interest in a Partner Company.

  INTERNET CAPITAL GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Consolidation. Partner Companies in which the Company directly or indirectly owns more than 50% of the outstanding voting securities are generally accounted for under the consolidation method of accounting. Under this method, a Partner Company's results of operations are reflected within the Company's Consolidated Statements of Operations. All significant intercompany accounts and transactions have been eliminated. Participation of other Partner Company shareholders in the earnings or losses of a consolidated Partner Company is reflected in the caption "Minority interest" in the Company's Consolidated Statements of Operations. Minority interest adjusts the Company's consolidated results of operations to reflect only the Company's share of the earnings or losses of the consolidated Partner Company.Breakaway Solutions has been consolidated since January 1999, when the Company acquired a controlling majority interest in Breakaway Solutions for $8.3 million. Breakaway Solutions' operating activities have historically consisted primarily of implementation of customer relational management systems and custom integration to other related applications. In 1999, Breakaway Solutions is expanding to provide service offerings in custom web development and application hosting both through internal expansion and acquisitions. Breakaway Solutions' revenue is generally recognized upon performance of services.

During the six months ended June 30, 1999, Breakaway Solutions acquired Applica Corporation ($1.6 million), WPL Laboratories, Inc. ($9.9 million) and Web Yes, Inc ($4.1 million), in addition to the Company's acquisition of Breakaway Solutions, (the "transactions"). Assuming these transactions had occurred on January 1, 1998, revenues, net income (loss), and net income (loss) per share would be $9.5 million and $6.6 million, respectively, $8.4 million and $15.3 million, respectively, and $.10 per share and $.31 per share, respectively, for the six months ended June 30, 1999 and 1998.

The Company's direct and indirect voting interest in Breakaway Solutions, EmployeeLife.com and iParts at June 30, 1999 was 53.0%, 50.1% and 85.0%, respectively.

During the periods ending December 31, 1996, 1997 and 1998 the Company acquired equity ownership interests in VerticalNet for $1.0 million, $2.0 million and $4.0 million, respectively. The excess of cost over net assets acquired related to the 1996 and 1997 acquisitions was $.7 million and $.8 million, respectively. The Company's carrying value in VerticalNet, including the excess of cost over net assets acquired related to the 1996 and 1997 acquisitions, was reduced to below zero and became a liability as a result of consolidating VerticalNet's losses after amounts attributed to Minority Interest were exhausted. For the same reason, the 1998 acquisition did not result in an intangible asset. In 1998, the Company made advances in the form of convertible notes to VerticalNet of $5.0 million. Of this amount, $.8 million was repaid by VerticalNet, $2.1 million was purchased from the Company by one of its principal shareholders, and $2.1 million was converted into common stock during the six months ended June 30, 1999. The Company's direct and indirect voting interest in VerticalNet at December 31, 1998 was 52%. The unaudited interim consolidated financial statements for the three and six months ended June 30, 1999, reflect VerticalNet accounted for on the equity method of accounting due to the decrease in the Company's ownership interest to 37% in February 1999 as a result of VerticalNet's initial public offering.

Equity Method. Partner Companies whose results are not consolidated, but over whom the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to a Partner Company depends on an evaluation of several factors including, among others, representation on the Partner Company's Board of Directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the Partner Company, including voting rights associated with the Company's holdings in common, preferred and other convertible instruments in the Partner Company. Under the equity method of accounting, a Partner Company's accounts are not reflected within the Company's Consolidated Statements of Operations; however, the Company's share of the earnings or losses of the Partner Company is reflected in the caption "Equity income (loss)" in the Consolidated Statements of Operations.

The amount by which the Company's carrying value exceeds its share of the underlying net assets of Partner Companies accounted for under the consolidation or equity method of accounting is amortized on a straight-line basis over three years which adjusts the Company's share of the Partner Company's earnings or losses.

INTERNET CAPITAL GROUP, INC.

  Notes to Consolidated Financial Statements (Continued)

Cost Method. Partner Companies not accounted for under the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, the Company's share of the earnings or losses of such companies is not included in the Consolidated Statements of Operations. However, cost method impairment charges are recognized in the Consolidated Statement of Operations with the new cost basis not written-up if circumstances suggest that the value of the Partner Company has subsequently recovered.

The Company records its ownership interest in debt securities of Partner Companies accounted for under the cost method at cost as it has the ability and intent to hold these securities until maturity. The Company records its ownership interest in equity securities of Partner Companies accounted for under the cost method at cost, unless these securities have readily determinable fair values based on quoted market prices, in which case these interests would be classified as available-for-sale securities or some other classification in accordance with SFAS No. 115. In addition to the Company's investments in voting and non-voting equity and debt securities, it also periodically makes advances to its Partner Companies in the form of promissory notes which are accounted for in accordance with SFAS No. 114.

The Company continually evaluates the carrying value of its ownership interests in and advances to each of its Partner Companies for possible impairment based on achievement of business plan objectives and milestones, the value of each ownership interest in the Partner Company relative to carrying value, the financial condition and prospects of the Partner Company, and other relevant factors. The business plan objectives and milestones the Company considers include, among others, those related to financial performance such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature such as the launching of a web site or the hiring of key employees. The fair value of the Company's ownership interests in and advances to privately held Partner Companies is generally determined based on the value at which independent third parties have invested or have committed to invest in the Partner Companies.

Available-for-Sale Securities

Available-for-sale securities are reported at fair value, based on quoted market prices, with the net unrealized gain or loss reported as a component of accumulated other comprehensive income in shareholders' equity.

Unrealized gains or losses related to available-for-sale securities are recorded net of deferred taxes subsequent to February 2, 1999, the date the Company converted from an LLC to a corporation.

Intangibles

Goodwill, the excess of cost over net assets of businesses acquired, and other intangible assets are amortized on a straight-line basis over three to five years. Goodwill and other intangible assets at June 30, 1999 of $23.9 million, net of accumulated amortization of $1.8 million is attributable to the Company's acquisitions of ownership interests in Breakaway ($10.7 million) and Breakaway's acquisition of Applica Corporation ($1.4 million), WPL Laboratories, Inc. ($9.5 million) and Web Yes, Inc. ($4.1 million). Goodwill at December 31, 1998 of $2.5 million, net of accumulated amortization of $.3 million, was attributable to acquisitions by VerticalNet.

INTERNET CAPITAL GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

Income Taxes

From the Company's inception in March 1996 to February 1999, the Company was not subject to federal and state income taxes. On February 2, 1999, the Company converted from an LLC to a Corporation. The Company's accumulated deficit of $8,657,936 at that date was reclassed to additional paid-in capital.

Income taxes are accounted for under the asset and liability method whereby deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company's effective tax rate for the three and six months ended June 30, 1999 differed from the federal statutory rate of 35% principally due to the impact of changing its tax status from an LLC to a corporation on February 2, 1999 and nondeductible permanent differences. On February 2, 1999, the Company recorded a deferred tax benefit and related deferred tax asset of $7.7 million which primarily represented the excess of tax basis over book basis of its ownership interests in and advances to Partner Companies.

The Company's deferred tax asset of $15.3 million at June 30, 1999 relates primarily to the difference between the book and tax carrying values of its Partner Companies and the tax effect of stock option compensation. The Company's deferred tax liability at June 30, 1999 of $3.4 million relates primarily to the tax effect of deferred compensation and net unrealized appreciation in available-for-sale securities.

Net Income (Loss) Per Share

Net income (loss) per share (EPS) is computed using the weighted average number of common shares outstanding during each period. Dilutive EPS includes common stock equivalents (unless anti-dilutive) which would arise from the exercise of stock options and conversion of other convertible securities and is adjusted, if applicable, for the effect on net income (loss) of such transactions.

Pursuant to SEC Staff Accounting Bulletin No. 98, common stock and convertible preferred stock issued for nominal consideration, prior to the anticipated effective date of an IPO, are required to be included in the calculation of basic and diluted net income per share as if they were outstanding for all periods presented. To date, the Company has not had any issuances or grants for nominal consideration.

Gain or Loss on Issuances of stock By Partner Companies

Pursuant to SEC Staff Accounting Bulletin No. 84, at the time a Partner Company accounted for under the consolidation or equity method of accounting sells its common stock at a price different from the Partner Company's book value per share, the Company's share of the Partner Company's net equity changes. If at that time, the Partner Company is not a newly-formed, non-operating entity, nor a research and development, start-up or development stage company, nor is there question as to the Company's ability to continue in existence, the Company records the change in its share of the Partner Company's net equity as a gain or loss in its Consolidated Statements of Operations.

INTERNET CAPITAL GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

2.    Comprehensive Income

Comprehensive income is the change in equity of a business enterprise during a period resulting from transactions and other events and circumstances from non-owner sources. Excluding net income (loss), the Company's source of comprehensive income (loss) is net unrealized appreciation (depreciation) related to its available-for-sale securities. The following summarizes the components of comprehensive income (loss):

	Three Months Ended, June 30		Six Months Ended June 30

	1999	1998	1999	1998

	(UNAUDITED)		(UNAUDITED)
Net income (loss)	$(11,210,454)	$ 6,743,695	$ 8,869,509	$16,012,736
Other comprehensive income (loss):
Unrealized appreciation (depreciation), net of tax	(2,113,856)	5,369,276	(1,108,748)	10,501,192

Comprehensive income (loss)	$(13,324,310)	$12,112,971	$ 7,760,761	$26,513,928

3.    Net Income (Loss) Per Share

The calculations of Net Income (Loss) Per Share were:

	Three Months Ended, June 30		Six Months Ended, June 30

	1999	1998	1999	1998

	(UNAUDITED)		(UNAUDITED)
Basic
Net income (loss)	$(11,210,454)	$6,743,695	$ 8,869,509	$16,012,736

Average common shares outstanding	88,595,892	51,081,728	80,533,103	48,161,518

Basic	$(.13)	$.13	$.11	$.33

Diluted
Net income (loss)	$(11,210,454)	$6,743,695	$ 8,869,509	$16,012,736

Average common shares outstanding	88,595,892	51,081,728	80,533,103	48,161,518
Effect of:
Dilutive options (a)
	-	-	2,058,013	23,500
Dilutive securities (b)
	-	-	171,703	-
Average common shares assuming
dilution	88,595,892	51,081,728	82,762,819	48,185,018

Diluted	$(.13)	$.13	$.11	$.33

    a) Represents the dilutive effect of the Company's common stock equivalents.

    b) Represents the dilutive effect of the convertible note (see note 4).

INTERNET CAPITAL GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

4.      Ownership Interests in and Advances to Partner Companies

  The following summarizes the Company's ownership interests in and advances to Partner Companies accounted for under the equity and cost method of accounting. The ownership interests are classified according to applicable accounting methods at the respective dates presented. Cost basis represents the Company's original acquisition cost less any impairment charges in such companies.

	(unaudited) June 30, 1999		December 31, 1998
	Carrying Value	Cost Basis Value	Carrying Value	Cost Basis Value

Equity Method	$ 111,119,941	$137,476,339	$21,311,324	$27,588,451

Cost Method	53,461,487	58,827,932	38,180,616	38,180,616

	$ 164,581,428		$59,491,940

At June 30, 1999, the Company's carrying value in its Partner Companies accounted for under the equity method exceeded its share of the underlying equity in the net assets of such companies by $65.9 million. This excess relates to ownership interests acquired through June 30, 1999 and is being amortized over a three year period. Amortization expense of $3.2 million and $4.9 million is included in "Equity income (loss) " in the accompanying Consolidated Statements of Operations for the three and six months ended June 30, 1999, respectively.

As of June 30, 1999, the Company had approximately $2.7 million in advances to Partner Companies which mature on various dates throughout 1999 and bear interest at fixed rates between 7% and 10%.

During the three months ended June 30, 1999 the Company acquired an interest in a new Partner Company from shareholders of the Partner Company in exchange for an option, exercisable at any time through August 2000, of electing to receive cash of $11.3 million or 1,041,666 shares of the Company's common stock.

The following unaudited summarized financial information for Partner Companies accounted for under the equity method of accounting at June 30, 1999 and 1998 has been compiled from the financial statements of the respective Partner Companies:

	Three Months Ended June 30,		Six Months Ended June 30,
	1999	1998	1999	1998
Revenue	$26,176,028	$4,850,832	$37,579,690	$9,949,723
Net Loss	(29,947,269)	(5,693,962)	(47,047,868)	(6,383,194)

INTERNET CAPITAL GROUP, INC.

Notes to Consolidated Financial Statements (Continued)

5.    Debt

Revolving Credit Facilities

In March 1998, the Company entered into an unsecured $3 million revolving credit facility. Borrowings under this facility accrued interest at a premium to prime ranging from .75% to 1.5%. The Company borrowed up to $2 million under this facility during 1998. No amounts were outstanding at December 31, 1998 and the facility expired in March 1999.

In April 1999, the Company entered into a $50 million revolving bank credit facility. The facility matures in April 2000, is subject to a .25% unused commitment fee, bears interest, at the Company's option, at prime and/or LIBOR plus 2.5%, and is secured by substantially all of the Company's assets (including the Company's holdings in VerticalNet). Borrowing availability under the facility is based on the fair market value of the Company's holdings of publicly traded Partner Companies (currently only VerticalNet) and the value, as defined in the facility, of the Company's private Partner Companies. During the three and six months ended June 30, 1999, the Company borrowed and repaid $13 million under the facility. In connection with the facility, the Company issued 200,000 warrants exercisable for seven years at $10 per share. The warrants, valued at $1.0 million, are recorded as debt issuance costs in "Other Assets" and "Additional Paid-In Capital" at June 30, 1999 and will be amortized to interest expense through April 30, 2000.

Subordinated Convertible Notes

In May 1999, the Company issued $90 million of convertible subordinated notes which converted to 7,500,000 shares of the Company's common stock upon the completion of the Company's initial public offering in August 1999. In connection with these notes, the Company issued 1,500,000 warrants to purchase the Company's common stock at $12 per share through May 2002. In accordance with the terms of the notes, all accrued interest will be waived and will be reclassified to Additional Paid-in-Capital upon conversion.

INTERNET CAPITAL GROUP, INC.

Notes to Consolidated Financial Statements-(Continued)

6.    Segment Information

In 1998, the Company adopted SFAS 131, which requires the reporting of segment information using the " management approach" versus the "industry approach" previously required. The Company's reportable segments consist of Partner Company Operations and General ICG Operations. Partner Company Operations includes the effect of consolidating VerticalNet (three and six months ended June 30, 1998) and Breakaway Solutions (three and six months ended June 30, 1999) and Employeelife.com and iParts (three months ended June 30, 1999) and recording the Company's share of earnings and losses of Partner Companies accounted for under the equity method. VerticalNet operations include creating and operating industry-specific trade communities on the Internet. Breakaway operations include implementation of various computer applications. Partner Companies accounted for under the equity method of accounting operate in various Internet-related businesses. General ICG Operations represents the expenses of providing strategic and operational support to the Partner Companies, as well as the related administrative costs related to such expenses. General ICG Operations also includes the effect of transactions and other events incidental to the Company's general operations and the Company's ownership interests in and advances to Partner Companies. The Company's and Partner Companies' operations were principally in the United States of America during 1998 and 1999.

The following summarizes the unaudited information related to the Company's segments. All significant intersegment activity has been eliminated. Assets are owned or allocated assets used by each operating segment.

	Three Months Ended, June 30,		Six Months Ended, June 30,
	1999	1998	1999	1998
Partner Company Operations
Revenue	$ 4,479,859	$587,422	$ 7,590,894	$964,793

Operating expenses
Cost of revenue	2,450,345	1,075,022	4,003,674	1,703,235
Sales and marketing	742,837	1,679,469	857,252	2,614,403
General and administrative	4,898,924	718,734	6,899,196	1,541,893

Total operating expenses	8,092,106	3,473,225	11,760,122	5,859,531

	(3,612,247)	(2,885,803)	(4,169,228)	(4,894,738)

Other income (expense), net	(500)	-	(7,494)	-
Interest income	29,984	67,563	61,510	71,500
Interest expense	(40,213)	(53,272)	(53,969)	(133,143)

Income (loss) before income taxes,
minority interest and equity income (loss)	(3,622,976)	(2,871,512)	(4,169,181)	(4,956,381)

Income taxes	5,068,195	-	5,731,401	-
Minority interest	1,302,243	976,314	1,448,261	976,314
Equity income (loss)	(12,666,674)	2,390,371)	(20,079,276)	(2,680,218)

Loss from Partner Company Operations	$ (9,919,212)	$(4,285,569)	$(17,068,795)	$(6,660,285)

General ICG Operations
General and administrative	$ 785,604	$821,906	$ 5,518,732	$ 1,522,625

Other income, net	2,397,456	11,726,576	31,081,921	24,048,738
Interest income (expense), net	31,562	124,594	309,771	146,908
Income taxes	65,344	-	65,344	-
Income (loss) from General ICG Operations	$ (1,291,242)	$11,029,264	$ 25,938,304	$22,673,021

.

INTERNET CAPITAL GROUP, INC.

Notes to Consolidated Financial Statements-(Continued)

	Unaudited June 30, 1999	December 31, 1998

Assets
Partner Company Operations
Carrying value of equity method Partner Companies	$ 111,119,941	$21,311,324
Other	44,439,382	12,342,975

	155,559,323	33,654,299

General ICG Operations
Cash and cash equivalents	18,801,850	21,178,055
Carrying value of cost method Partner Companies	53,461,487	38,180,616
Other	18,336,531	3,773,005

	90,599,868	63,131,975

	$ 246,159,191	$ 96,785,975

7.    Parent Company Financial Information

Parent company financial information is provided to present the financial position and results of operations of the Company as if VerticalNet, Breakaway Solutions, Employeelife.com and iParts ("consolidated companies") were accounted for under the equity method of accounting for all periods presented. The Company's share of the consolidated companies' losses is included in "Equity income (loss)" in the Parent Company Statements of Operations for all periods presented based on the Company's ownership percentage in each period. The losses recorded in excess of carrying value of VerticalNet at December 31, 1998 are included in "Non-current liabilities" and the carrying value of the consolidated companies as of June 30, 1999 are included in "Ownership interests in and advances to Partner Companies" in the Parent Company Balance Sheets.

INTERNET CAPITAL GROUP, INC.

Notes to Consolidated Financial Statements-(Continued)

Parent Company Balance Sheets

	June 30, 1999	December 31, 1998
	(UNAUDITED)
Assets
Current assets	$ 21,594,509	$21,596,575
Ownership interests in and advances to Partner Companies	183,232,839	59,491,940
Other	21,525,756	3,354,485

Total assets	226,353,104	84,443,000

Liabilities and shareholders' equity
Current liabilities	15,128,634	2,082,463
Non-current liabilities	92,863,758	1,636,159
Shareholders' equity	118,360,712	80,724,378

Total liabilities and shareholders' equity	$226,353,104	$84,443,000

Parent Company Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	1999	1998	1999	1998
	(UNAUDITED)		(UNAUDITED)
Revenue	$ --	$ --	$ --	$ --

Operating expenses
General and administrative	3,785,604	821,906	5,518,732	1,522,625

Total operating expenses	3,785,604	821,906	5,518,732	1,522,625

Other income, net	2,397,456	11,726,576	31,081,921	24,048,738
Interest income, net	31,562	124,594	309,771	146,908

Income (loss) before income taxes
and equity income (loss)	(1,356,586)	11,029,264	25,872,960	22,673,021

Income taxes	5,133,539	--	5,796,745	--
Equity income (loss)	(14,987,407)	(4,285,569)	(22,800,196)	(6,660,285)

Net income (loss)	$(11,210,454)	$ 6,743,695	$ 8,869,509	$ 16,012,736

INTERNET CAPITAL GROUP, INC.

Notes to Consolidated Financial Statements--(Continued)

8. Shareholders' Equity

Issuance of Common Stock

The Company issued 15,990,000 shares of common stock for net proceeds of $32 million from January through March, 1999.

In April and June 1999 the Company's Board of Directors authorized the acceptance of full recourse promissory notes totaling $39.9 million from its employees and a director as consideration for exercising all or a portion of their vested and unvested stock options (A total of 12,200,750 shares of common stock were issued). The Company has the right, but not the obligation, to repurchase unvested shares under certain circumstances. The exercise of unvested options by the employees and director and the acceptance of promissory notes by the Company are in accordance with the terms of the Company's equity compensation plans and related option agreements. The Company's Board of Directors also approved loaning employees the funds, under the terms of full recourse promissory notes, to pay the income taxes that become due in connection with the option exercises. The $39.9 million notes receivable from employees is recorded as a reduction of Shareholder's Equity at June 30, 1999 to offset the increase in Additional Paid-In Capital as a result of the common stock issuance.

During the year ended December 31, 1998, the three months ended March 31, 1999, the three months ended June 30, 1999, and subsequent to June 30, 1999, the Company recorded aggregate unearned compensation expense of $.7 million, $5.5 million, $9.6 million and $1.4 million, respectively, in connection with the grant of stock options to non-employees and the grant of employee stock options with exercise prices less than the deemed fair value on the respective dates of grant.

  Tax Distribution

In March 1999 the Company made a distribution of $10.7 million to former LLC members in accordance with the LLC agreements to satisfy the members' tax liabilities.

  Initial Public Offering

In August 1999, the Company completed its initial public offering ("IPO") of 15,310,000 shares of its common stock at $12.00 per share. Concurrently, the Company completed a private placement of 3,750,000 shares at the $12.00 IPO price. Net proceeds to the Company from these transactions aggregated approximately $212 million (net of underwriters' commission and offering expenses of approximately $16.7 million). As of the closing date of the IPO, all of the $90.0 million convertible subordinated notes was converted into 7,500,000 shares of common stock. In connection with these notes, the Company issued 1,500,000 warrants to purchase the Company's common stock at $12 per share through May 2002.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward looking statements are subject to risks, uncertainties and assumptions about us and our partner companies, including, among other things:

  development of an e-commerce market,
  our ability to identify trends in our markets and the markets of our partner companies and to offer new solutions that address the changing needs of these markets, our ability to successfully execute our business model,
  our partner companies' ability to compete successfully against direct and indirect competitors, our ability to acquire interests in additional companies,
  growth in demand for Internet products and services, and
  adoption of the Internet as an advertising medium.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of these factors.

General

Internet Capital Group, Inc. ("ICG ") is an Internet holding company actively engaged in B2B e-commerce through a network of partner companies. As of June 30, 1999 we owned interests in 35 B2B e-commerce companies which we refer to as our partner companies. We focus on two types of B2B e-commerce companies, which we call market makers and infrastructure service providers.

Because we acquire significant interests in B2B e-commerce companies, many of which generate net losses, we have experienced, and expect to continue to experience, significant volatility in our quarterly results. We do not know if we will report net income in any period, and we expect that we will report net losses in many quarters for the foreseeable future. While our partner companies have consistently reported losses, we have recorded net income in certain periods and experienced significant volatility from period to period due to one-time transactions and other events incidental to our ownership interests in and advances to partner companies. These transactions and events are described in more detail under "Net Results of Operations-General ICG Operations-Other Income" and include dispositions of, and changes to, our partner company ownership interests, dispositions of our holdings of available-for-sale securities, and impairment charges. On a continuous basis, but no less frequently than at the end of each quarterly reporting period, we evaluate the carrying value of our ownership interests in and advances to each of our partner companies for possible impairment based on achievement of business plan objectives and milestones, the fair value of each ownership interest and advance in the partner company relative to carrying value, the financial condition and prospects of the partner company, and other relevant factors. The business plan objectives and milestones we consider include, among others, those related to financial performance such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature such as the launching of a web site or the hiring of key employees. The fair value of our ownership interests in and advances to privately held partner companies is generally determined based on the value at which independent third parties have invested or have committed to invest in our partner companies.

The presentation and content of our financial statements is largely a function of the presentation and content of the financial statements of our partner companies. To the extent our partner companies change the presentation or content of their financial statements, as may be required upon review by the Securities and Exchange Commission or changes in accounting literature, the presentation and content of our financial statements may also change.

On August 23, 1999 we received an order from the Securities and Exchange Commission under Section 3 (b)(2) of the Investment Company Act of 1940 declaring us to be primarily engaged in a business other than that of investing, reinvesting, owning, holding or trading in securities.

Effect of Various Accounting Methods on our Results of Operations

The various interests that we acquire in our partner companies are accounted for under three broad methods: consolidation, equity method and cost method. The applicable accounting method is generally determined based on our voting interest in a partner company.

Consolidation. Partner companies in which we directly or indirectly own more than 50% of the outstanding voting securities are generally accounted for under the consolidation method of accounting. Under this method, a partner company's accounts are reflected within our Consolidated Statements of Operations. Participation of other partner company shareholders in the earnings or losses of a consolidated partner company is reflected in the caption "Minority interest" in our Consolidated Statements of Operations. Minority interest adjusts our consolidated net results of operations to reflect only our share of the earnings or losses of the consolidated partner company. VerticalNet was our only consolidated partner company through December 31, 1998. However, due to VerticalNet's initial public offering in February 1999, our voting ownership interest in VerticalNet decreased below 50%. Therefore, we applied the equity method of accounting beginning in February 1999. During the three months ended March 31, 1999, we acquired a controlling majority voting interest in Breakaway Solutions. During the three months ended June 30, 1999 we acquired a controlling majority voting interest in EmployeeLife.com and iParts which we have consolidated from the date of acquisitions. As of June 30, 1999, Breakaway Solutions, EmployeeLife.com and iParts were our only consolidated partner companies.

The effect of a partner company's net results of operations on our net results of operations is generally the same under either the consolidation method of accounting or the equity method of accounting, because under each of these methods only our share of the earnings or losses of a partner company is reflected in our net results of operations in the Consolidated Statements of Operations.

Equity Method. Partner companies whose results we do not consolidate, but over whom we exercise significant influence, are generally accounted for under the equity method of accounting. Whether or not we exercise significant influence with respect to a partner company depends on an evaluation of several factors including, among others, representation on the partner company's board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the partner company, including voting rights associated with our holdings in common, preferred and other convertible instruments in the partner company. Under the equity method of accounting, a partner company's accounts are not reflected within our Consolidated Statements of Operations; however, our share of the earnings or losses of the partner company is reflected in the caption "Equity income (loss)" in the Consolidated Statements of Operations. As of December 31, 1998, we accounted for 8 of our partner companies under the equity method of accounting. As of June 30, 1999, we accounted for 19 of our partner companies under this method.

Our partner companies accounted for under the equity method of accounting at June 30, 1999 and December 31, 1998 included:

		Voting Ownership
	Partner Company Since	June 30, 1999	December 31, 1998
EQUITY METHOD:
BidCom, Inc.	1999	25%	N/A
Blackboard, Inc.	1998	30%	35%
CommerX, Inc.	1998	42%	34%
Commercequest	1998	29%	N/A
ComputerJobs.com, Inc.	1998	33%	33%
EmarketWorld, Inc.	1999	42%	N/A
Internet Commerce Systems, Inc.	1999	43%	N/A
LinkShare Corporation	1998	34%	34%
ONVIA.com, Inc.	1999	20%	N/A
PaperExchange, Inc.	1999	27%	N/A
PlanSponsor Exchange	1999	24%	N/A
SageMaker, Inc.	1998	27%	22%
Sky Alland Marketing, Inc.	1996	31%	31%
Star-Cite!	1999	43%	N/A
Syncra Software, Inc.	1998	35%	53%
United Messaging, Inc.	1999	41%	N/A
Universal Access, Inc.	1999	26%	N/A
VerticalNet, Inc.	1996	36%	N/A
Vivant! Corporation Management	1998	23%	23%

As of June 30, 1999, we owned voting convertible preferred stock in all companies listed except VerticalNet. We also owned common stock in Commercequest, SageMaker, Sky Alland and Universal Access, Inc. Our voting ownership in VerticalNet consisted only of common stock at June 30, 1999. VerticalNet was consolidated at December 31, 1998. CommerceQuest and Universal Access, Inc. were accounted for under the cost method of accounting at December 31, 1998. We have representation on the board of directors of all of the above partner companies.

Most of our equity method partner companies are in a very early stage of development and have not generated significant revenues. In addition, most equity method partner companies incurred substantial losses in 1998 and are expected to continue to incur substantial losses in 1999. One equity method partner company generated a net profit of less than $1 million in 1998; however, this partner company is not expected to generate a profit in 1999.

Cost Method. Partner companies not accounted for under either the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, our share of the earnings or losses of these companies is not included in our Consolidated Statements of Operations.

Our partner companies accounted for under the cost method of accounting at June 30, 1999 and December 31, 1998 included:

		Voting Ownership
	Partner Company Since	June 30, 1999		December 31, 1998
COST METHOD:
Arbinet Communications, Inc.	1999	16%		N/	A
Benchmarking Partners, Inc.	1996	12%		13%
ClearCommerce Corp.	1997	15%		17%
Collabria, Inc.	1999	10%		N/	A
CommerceQuest, Inc.	1998	N/	A	0%
Context Integration, Inc.	1997	18%		18%
Deja.com, Inc.	1997	0%		0%
e-Chemicals, Inc.	1998	0%		0%
Entegrity Solutions	1996	12%		12%
PrivaSeek, Inc.	1998	16%		16%
RapidAutoNet Corporation	1998	15%		15%
ServiceSoft Technologies, Inc.	1998	6%		12%
Tradex	1999	13%		N/	A
US Interactive, Inc.	1996	3%		4%

In most cases, we have representation on the board of directors of the above companies, including those in which we hold non-voting securities. As of June 30, 1999, we owned voting convertible preferred stock in all companies listed except Deja.com, in which we owned non-voting convertible preferred stock, and e-Chemicals, in which we owned non-voting convertible debentures. We record our ownership in debt securities at cost as we have the ability and intent to hold these securities until maturity. In addition to our investments in voting and non-voting equity and debt securities, we also periodically make advances to our partner companies in the form of promissory notes. Advances outstanding to cost method partner companies of $2.7 million at June 30, 1999 were subsequently repaid.

Most of our cost method partner companies are in a very early stage of development and have not generated significant revenues. In addition, most cost method partner companies incurred substantial losses in 1998 and are expected to continue to incur substantial losses in 1999. Two cost method partner companies were profitable in 1998, one of which is not expected to be profitable in 1999. None of our cost method partner companies have paid dividends during our period of ownership and they generally do not intend to pay dividends in the foreseeable future.

Effect of Various Accounting Methods on the Presentation of our Financial Statements

  The presentation of our financial statements may differ from period to period primarily due to whether or not we apply the consolidation method of accounting or the equity method of accounting. For example, since our inception through December 31, 1998 we consolidated VerticalNet's financial statements with our own. However, due to VerticalNet's initial public offering in February 1999, our voting ownership interest in VerticalNet decreased to below 50%. Therefore, we apply the equity method of accounting beginning in February 1999. During the three months ended March 31 and June 30, 1999, we acquired controlling majority voting interests in Breakaway Solutions and EmployeeLife.com and iParts, respectively, which we have consolidated from the dates of acquisition. The presentation of our financial statements looks substantially different as a result of consolidating Breakaway Solutions, EmployeeLife.com and iParts and no longer consolidating VerticalNet in our financial statements for the three and six months ended June 30, 1999.

  To understand our net results of operations and financial position without the effect of consolidating VerticalNet and Breakaway Solutions, Note 7 to our Consolidated Financial Statements summarizes our Parent Company Statements of Operations and Balance Sheets which treat VerticalNet, Breakaway Solutions, EmployeeLife.com and iParts as if they were accounted for under the equity method of accounting for all periods presented. Our share of VerticalNet's Breakaway Solutions', EmployeeLife.com's and iParts' losses is included in "Equity income (loss)" in the Parent Company Statements of Operations. The losses recorded in excess of the carrying value of VerticalNet at December 31, 1998 are included in "Non-current liabilities " and the carrying value of VerticalNet, Breakaway Solutions, Employeelife.com and iParts as of June 30, 1999 is included in " Ownership interests in and advances to Partner Companies" in the Parent Company Balance Sheets.

  Net Results of Operations

  Our reportable segments determined in accordance with Statement of Financial Accounting Standards No. 131 are Partner Company Operations and General ICG Operations. Partner Company Operations includes the effect of consolidating VerticalNet for the period from our inception on March 4, 1996 through December 31, 1998 and Breakaway Solutions, Employeelife.com and iParts for the three and six months ended June 30, 1999 and recording our share of earnings or losses of partner companies accounted for under the equity method of accounting. General ICG Operations represents the expenses of providing strategic and operational support to our partner companies, as well as the related administrative costs related to these expenses. General ICG Operations also includes the effect of transactions and other events incidental to our ownership interests in our partner companies and our operations in general.

  Net Results of Operations-Partner Company Operations

  VerticalNet was our only consolidated partner company through December 31, 1998. All of our consolidated revenue and a significant portion of our consolidated operating expenses from our inception on March 4, 1996 through December 31, 1998 were attributable to VerticalNet. For the three and six months ended June 30, 1999, Breakaway Solutions was consolidated and accounted for all of our consolidated revenue and a significant portion of our consolidated operating expenses. We also consolidated EmployeeLife.com and iParts for the three months ended June 30, 1999.

  Breakaway Solutions is a full service provider of e-business solutions that allow growing enterprises to capitalize on the power of the internet to reach and support customers and markets. Breakaway's services consist of Breakaway strategy consulting, Breakaway Internet solutions, Breakaway eCRM solutions and Breakaway application hosting. From Breakaway's inception in 1992 through 1998, Breakaway's operating activities primarily consisted of providing strategy consulting and systems integration services. Prior to Breakaway's acquisition of Applica Corporation in 1999, Breakaway derived no revenues from application hosting. Breakaway believes, howevers, that application hosting will account for a significantly greater portion of Breakaway's revenues in the future. Breakaway Solutions generated $3.5 million, $6.1 million and $10.0 million of revenue in 1996, 1997 and 1998, respectively, resulting in net income in 1996 and 1997 of $.6 million and $1.1 million respectively and a net loss in 1998 of $.6 million.

  The following is a discussion of Breakaway Solutions' net results of operations for the three and six months ended June 30, 1999. Breakaway Solutions' comparative results of operations for the three and six months ended June 30, 1999 are not meaningful.

  Revenue. Breakaway Solutions' revenue of $4.5 million and $7.6 million for the three and six months ended June 30, 1999, respectively, was derived primarily from Internet professional services and eCRM solutions. Through organic growth and acquisitions, Breakaway Solutions is expanding in 1999 into custom Web development and application hosting.

  Cost of revenue. Cost of revenue of $2.5 million and $4.0 million for the three and six months ended June 30, 1999, respectively, consists primarily of Breakaway Solutions' personnel-related costs of providing its services. As Breakaway Solutions expands into custom Web development and application hosting in 1999 it will incur the direct costs of these operations.

  Sales and Marketing Expenses- Sales and marketing expenses were $.7 million and $.9 million for the three and six months ended June 30, 1999, respectively, and consist primarily of trade show expenses and personnel costs. The increase was due to the hiring of dedicated sales and marketing employees during the six months ended June 30, 1999.

  General and Administrative Expenses. General and administrative expenses of $4.9 million and $6.9 million for the three and six months ended June 30, 1999, respectively, and consist of personnel costs, facility costs, professional fees and general costs to support operations. Breakaway Solutions expects general and administrative expenses to increase significantly in future periods due to the expected growth in its infrastructure and the expected significant amortization of intangible assets from its acquisitions. Also included in general and administrative expenses for the three and six months ended June 30, 1999, respectively, was $1.0 million and $1.3 million of goodwill amortization related to the acquisition of our ownership interest in Breakaway Solutions.

  EmployeeLife.com provides internet-based solutions for employee health benefits management across the health care industry. EmployeeLife.com is a development stage company that has not generated revenue since its inception in 1998.

  iParts provides internet-based sales and distribution of electronic components. iParts is a development stage company that has not generated revenue since its inception during the three months ended June 30, 1999.

    Equity Income (Loss)

  A significant portion of our net results of operations is derived from corporations in which we hold a significant minority ownership interest accounted for under the equity method of accounting. Equity income (loss) fluctuates with the number of companies accounted for under the equity method, our voting ownership percentage in these companies, the amortization of goodwill related to newly acquired equity method companies, and the net results of operations of these companies. As of December 31, 1998, we accounted for eight of our partner companies under the equity method of accounting. As of June 30, 1999, we accounted for 19 of our partner companies under this method. Under this method, the net results of operations of these entities are not reflected within our Consolidated Statements of Operations; however, our share of these companies' earnings or losses is reflected in the caption "Equity income (loss)" in the Consolidated Statements of Operations.

  Our ownership interest in VerticalNet is not consolidated in our financial statements for periods after December 31, 1998 but is accounted for under the equity method of accounting as a result of our lower ownership interest in VerticalNet following the completion of its initial public offering in February 1999. For the three and six months ended June 30, 1999, VerticalNet had revenue of $3.6 million and $5.5 million, respectively and net loss of $6.8 million and $12.4 million, respectively, compared to revenue of $.6 million and $1.0 million, respectively and net loss of $2.9 million and $5.0 million, respectively, for the comparable periods in 1998. VerticalNet's revenue increased period to period primarily due to a significant increase in the number of storefronts as it grew the number of its vertical trade communities from 17 as of June 30, 1998 to 43 as of June 30, 1999. In addition, barter transactions, in which VerticalNet received advertising or other services in exchange for advertising on its Web sites, accounted for 24% of revenues for the six months ended June 30, 1999 compared to none for the same period in 1998. VerticalNet's losses increased period to period due to its costs of maintaining, operating, promoting and increasing the number of its vertical trade communities increasing more than revenue.

  During the three and six months ended June 30, 1999 we accounted for 19 companies under the equity method of accounting, including VerticalNet, compared to 3 companies during the comparable 1998 periods. All 19 of the companies incurred losses in the period ended June 30, 1999. Our equity loss of $12.7 million and $20.1 million for the three and six months ended June 30, 1999 consisted of $9.5 million and $15.2 million, respectively, related to our share of the equity method companies' losses and $3.2 million and $4.9 million, respectively, of amortization of the excess of cost over net book value of these companies. Of the $9.5 million and $15.2 million, respectively, loss of our share of the losses of companies accounted for under the equity method, $2.5 million and $5.0 million, respectively, were attributable to VerticalNet, while the other 18 companies accounted for the remaining equity losses.

  VerticalNet expects to incur significant net losses for the foreseeable future because of its aggressive expansion plans. Due to the early stage of development of the other companies in which we acquire interests, existing and new partner companies accounted for under the equity method, are expected to incur substantial losses. Our share of these losses is expected to be substantial in 1999.

  While VerticalNet and most of the companies accounted for under the equity method of accounting have generated losses in each of the 1998 and 1999 periods, and therefore in most cases did not incur income tax liabilities, these companies may generate taxable income in the future. Our share of these companies' net income, if generated, would be reduced to the extent of our share of these companies' tax expense.

  Net Results of Operations-General ICG Operations

  General and Administrative

  Our general and administrative costs consist primarily of employee compensation, outside services such as legal, accounting and consulting, and travel-related costs. We commenced operations in March 1996 with offices in Wayne, Pennsylvania and San Francisco, California. As the number of our employees grew to support our operations and those of our partner companies, our general and administrative costs increased. In late 1998, we opened an office in Boston, Massachusetts, and in 1999 we significantly increased the number of our employees nationwide. As a result of these initiatives, our general and administrative costs increased 361% and 262% for the three and six months ended June 30, 1999 compared to the comparable periods in 1998. We plan to continue to hire new employees, open new offices, and build our overall infrastructure. We expect these costs to continue to be substantially higher in 1999 compared to periods in 1998.

  During the year ended December 31, 1998, the three months ended March 31, 1999, the three months ended June 30, 1999, and subsequent to June 30, 1999, we recorded aggregate unearned compensation expense of $.7 million, $5.5 million, $9.6 million and $1.4 million, respectively, in connection with the grant of stock options to non-employees and the grant of employee stock options with exercise prices less than the deemed fair value on the respective dates of grant. General and administrative costs for the three and six months ended June 30, 1999 include $.l million and $.9 million, respectively, of amortization expense related to stock option grants. Amortization of deferred compensation expense for the year ended December 31, 1999 is expected to approximate $2.4 million. We expect to recognize amortization of deferred compensation expense for each of the years from 2000 to 2003 of about $3.4 million and for 2004 of about $1.2 million.

  Other Income

  Other income consists of the effect of transactions and other events incidental to our ownership interests in our partner companies and our operations in general. Other income may include, among other items, gains or losses on the sales of all or a portion of minority interests, gains or losses on the issuances of stock by our partner companies to reflect the change in our share of the net equity of these companies, and impairment charges related to our ownership interests in and advances to partner companies.

  General ICG Operations' other income consisted of the following:

	Three Months Ended, June 30,		Six Months Ended, June 30,
	1999	1998	1999	1998
Sale of Matchlogic to Excite	$ -	$ -	$ -	$12,822,162
Sales of Excite holdings	-	7,303,162	2,050,837	7,303,162
Sale of Excite to @Home Corporation	2,719,466	-	2,719,466	-
Sale of WiseWire to Lycos	-	3,324,238	-	3,324,238
Sales of Lycos holdings	-	1,202,944	-	1,202,944
Sale of stock by VerticalNet	1,349,104	-	29,603,060	-
Partner company impairment charges	(1,677,144)	-	(3,297,472)	-
Other	6,030	(103,768)	6,030	(603,768)

	$2,397,456	$11,726,576	$31,081,921	$24,048,738

  In February 1998, we exchanged all of our holdings of Matchlogic, Inc. for 763,820 shares of Excite, Inc. The $14.3 million market value of the Excite shares received on the date of exchange was used to determine the gain of $12.8 million. Throughout the remainder of 1998, we sold 716,082 shares of Excite which resulted in $30.2 million of proceeds and $16.8 million of gains, including 400,000 shares resulting in proceeds of $14.8 million and a gain of $7.3 million during the three months ended June 30, 1998. During the three month period ended March 31, 1999, we sold 23,738 shares of Excite which resulted in $2.5 million of proceeds and $2.1 million of gains.

  In May 1999, @Home Corporation announced it would exchange its shares for all of the outstanding stock of Excite. As part of this merger, we received shares of @Home Corporation in exchange for our shares in Excite, resulting in a non-operating gain before taxes of $2.7 million. Our holdings in @Home Corporation will be accounted for as available-for-sale securities.

  In April 1998, we exchanged all of our holdings of WiseWire for 191,922 shares of Lycos, Inc. The $5.3 million market value of the Lycos shares received on the date of exchange was used to determine the gain of $3.3 million. Throughout the remainder of 1998, we sold 169,548 shares of Lycos which resulted in $6.2 million of proceeds and $1.5 million of gains, including 160,000 shares resulting in proceeds of $ 5.6 million and a gain of $1.2 million during the three months ended June 30, 1998.

  Our remaining holdings of @Home Corporation and Lycos at June 30, 1999 are marked to market, with the difference between carrying value and market value, net of deferred taxes recorded in "Accumulated other comprehensive income" in the shareholders' equity section of our Consolidated Balance Sheets in accordance with Statement of Financial Accounting Standards No. 115.

  As a result of VerticalNet completing its initial public offering in February 1999 and issuing additional shares for an acquisition in May 1999, our share of VerticalNet's net equity increased by $28.3 million and $1.3 million, respectively. These increases adjust our carrying value in VerticalNet and result in non-operating gains of $1.3 million and $29.6 million, before deferred taxes of $.5 million and $11.0 million, in the three and six months ended June 30, 1999, respectively. These gains were recorded in accordance with SEC Staff Accounting Bulletin No. 84 and our accounting policy with respect to such transactions. We believe there is a high likelihood that transactions similar to these, in which a partner-company we account for under the consolidation or equity method of accounting issues shares of its common stock, will occur in the future and we expect to record gains or losses related to such transactions provided they meet the requirements of SEC Staff Accounting Bulletin No. 84 and our accounting policy. In some cases, as described in SEC Staff Accounting Bulletin No. 84, the occurrence of similar transactions may not result in a non-operating gain or loss but would result in a direct increase or decrease to our shareholders' equity.

  In May 1999, VerticalNet announced it had signed a definitive agreement to acquire all of the outstanding stock of Isadra, Inc. in exchange for 500,000 shares of VerticalNet common stock and $3 million in cash. Consummation of the merger is subject to shareholder and regulatory approvals as well as customary closing conditions. The transaction closed on August 25, 1999. Upon completion of the transaction, our voting ownership in VerticalNet will decrease from 36% to 35%. In addition, we expect to record a non-operating gain due to the increase in our share of VerticalNet's net equity as a result of their issuance of shares.

  For the three and six months ended June 30, 1999, we recorded impairment charges of $1.7 million and $3.3 million, respectively, for the other than temporary decline in the fair value of a cost method partner company. From the date we initially acquired an ownership interest in this partner company through June 30, 1999, our funding to this partner company represented all of the outside capital the company had available to fund its net losses and capital asset requirements. During the six months ended June 30, 1999 we fully guaranteed the partner company's new bank loan and agreed to provide additional funding. We acquired additional non-voting convertible debentures of this partner company for $5.0 million in April 1999. The impairment charges we recorded were determined by the decrease in net book value of the partner company caused by its net losses, which were funded entirely based on our funding and bank guarantee. Given its continuing losses, we will continue to determine and record impairment charges in a similar manner for this partner company until the status of its financial position improves.

  Interest Income

  Our cash and cash equivalents at June 30, 1999 are invested primarily in money market accounts. During the six months ended June 30, 1999, we received $32 million of proceeds from the sale of shares of our common stock and $90 million in convertible notes. The increase in interest income in the three and six months ended June 30, 1999 was primarily due to the significant increase in our cash and cash equivalents throughout 1999 as a result of these transactions.

  Interest Expense

  During the three and six months ended June 30, 1999, we issued $90 million in convertible notes bearing interest at 4.99%. The increase in interest expense in the three and six months ended June 30, 1999 was a result of this transaction. Accrued interest of $.8 million at June 30, 1999 and the amount accrued through August 5, 1999, the date of our IPO, will be waived and reclassed to Additional Paid-in-Capital as a result of the conversion of the convertible notes in connection with our IPO.

  Income Taxes

  From our inception on March 4, 1996 to February 2, 1999, we were organized as a limited liability company and were treated as a partnership for income tax purposes. As a result of our converting from an LLC to a corporation on February 2, 1999, we are subject to corporate federal and state income taxes. At the time of our conversion to a corporation, we recorded a deferred tax benefit and related deferred tax asset of $7.7 million which primarily represented the excess of tax basis over book basis of our partner companies. For the period from the date of our conversion to a corporation through June 30, 1999, we recorded a tax provision $2.0 million related to our consolidated results of operations for that period, including $11.0 million related to the $29.6 million gain on VerticalNet's stock issuances.

  We have not recorded a valuation allowance related to our gross deferred tax assets because we believe it is more likely than not that we will realize the benefits of these assets. The assets relate primarily to the excess of tax basis over book basis of our partner companies. These differences in basis represent capital losses for tax purposes which, if recognized, can only be deducted to the extent of capital gains. Additionally, these losses may be carried back three years and carried forward five years from the year in which they occur. While selling any portion of our ownership interests in partner companies is something we will not do in the ordinary course of business, we would consider pursuing such a sale at the minimum amount necessary to prevent any capital losses from expiring unutilized. If we do not believe such a strategy, or an alternative strategy, will be available in the time periods allowed for carrying back and carrying forward losses, we will establish a valuation allowance at that time. Most of our partner companies are in an early stage of development, currently generate significant losses and are expected to generate significant losses in the future. The marketability of the securities we own of our partner companies is generally limited as they primarily represent ownership interests in companies whose stock is not publicly traded. As of June 30, 1999, our only publicly traded partner company is VerticalNet. As a result, there is significant risk that we may not be able to realize the benefits of expiring carryforwards.

  Liquidity and Capital Resources

  We have funded our operations with a combination of equity proceeds, proceeds from the sales of a portion of our Excite and Lycos holdings, borrowings under bank credit facilities, and proceeds from the issuance of convertible notes.

  We received equity commitments of $40 million in 1996, of which $13.7 million and $20.1 million was received in 1996 and 1997, respectively, and $6.2 million of which was funded with an in-kind contribution of holdings of a partner company in 1996. We received additional commitments of $70 million in 1998, of which $38 million and $32 million was received in 1998 and during the six months ended June 30, 1999, respectively.

  Sales of Excite and Lycos stock generated proceeds of $36.4 million in 1998 and sales of Excite stock generated proceeds of $2.5 million during the six months ended June 30, 1999.

  In April 1999, we entered into a $50 million revolving bank credit facility. In connection with the facility, we issued warrants to purchase 200,000 shares of common stock for an exercise price of $10.00 per share exercisable for seven years. We valued these warrants at $1.0 million and account for them as debt issuance costs. The facility matures in April 2000, is subject to a .25% unused commitment fee, bears interest, at our option, at prime and/or LIBOR plus 2.5%, and is secured by substantially all of our assets (including all of our holdings in VerticalNet). Borrowing availability under the facility is based on the fair market value of our holdings of publicly-traded partner companies (currently only VerticalNet) and the value, as defined in the facility,of our private partner companies. If the market price of VerticalNet experiences a significant decline, availability under the credit facility could be reduced significantly and could have an adverse effect on our ability to borrow under the facility and could require an immediate repayment of a portion of our outstanding borrowings, if any. Based on the provisions of the borrowing base, borrowing availability at June 30, 1999 was $50 million, none of which was outstanding.

  In May 1999, we issued $90 million of convertible subordinated notes which converted to 7,500,000 shares of the Company's common stock upon the completion of our initial public offering in August 1999. In connection with these notes, the we issued 1,500,000 warrants to purchase the our common stock at $12 per share through May 2002. In accordance with the terms of the notes, all accrued interest was waived upon conversion.

  In August 1999, we completed our initial public offering ("IPO") of 15,310,000 shares of our common stock at $12.00 per share. Concurrently, the we completed a private placement of 3,750,000 shares at the $12.00 IPO price. Net proceeds to us from these transactions aggregated approximately $212 million (net of underwriters' commission and offering expenses of approximately $16.7 million).

  Proceeds from our initial public offering, proceeds from the concurrent offering, proceeds from the issuance of our convertible notes, availability under our revolving bank credit facility, proceeds from the potential sales of all or a portion of our minority interests and other internal sources of cash flow are expected to be sufficient to fund our cash requirements through the next 12 months, including commitments to new and existing partner companies and general operations requirements. As of June 30, 1999, we were contingently obligated for approximately $3.2 million of guarantee commitments. Beyond the next 12 months, we will likely have to raise additional funds through the issuance of equity securities or obtain additional bank financing. If additional funds are raised through the issuance of equity securities, our existing shareholders may experience significant dilution. Our revolving bank credit facility matures in April 2000, at which time we may not be able to renew the facility or obtain additional bank financing, or may only be able to do so on terms not favorable or acceptable to us.

  Prior to 1999, Breakaway Solutions funded its operations through a combination of cash flow from operations, bank borrowings and leases. In January 1999, we acquired a majority of interest in Breakaway Solutions for $8.3 million, of which Breakaway Solutions used $4.5 million to repurchase treasury stock. The net proceeds to Breakaway Solutions of $3.8 million were used to fund its negative cash flow from operations of $2.6 million for the six months ended June 30, 1999. Breakaway Solutions is expanding through organic growth and acquisitions. Breakaway Solutions recently completed a private placement of equity securities of about $19.1 million, of which we contributed $4.0 million prior to June 30, 1999 and an additional $1.0 million in July 1999. Breakaway Solutions expects these funds, together with its existing cash resources, will be sufficient to fund its operations through the next 12 months. We have no obligation to provide additional funding to Breakaway Solutions, and we have no obligations with respect to its outstanding debt arrangements.

  Consolidated working capital decreased to $ 14.7 million at June 30, 1999, compared to $ 20.5 million at December 31, 1998 primarily as a result of equity we raised being more than offset by the ownership interests we acquired and the distribution to shareholders during the six months ended June 30, 1999.

  Cash used in operating activities in the six months ended June 30, 1999 compared to the same prior year period increased due to the increased cost of General ICG Operations' general and administrative expenses.

  Cash used in investing activities primarily reflects the acquisition of ownership interests in and advances to new and existing partner companies, offset in the six months ended June 30, 1999 and 1998 by the proceeds of $20.5 million and $2.5 million, respectively, from the sales of a portion of our available-for-sale securities, Excite and Lycos.

  We utilized $117 million, including $12.3 million contributed directly to Breakaway Solutions and an additional $4.0 million used to purchase an additional ownership interest in Breakaway Solutions directly from shareholders of Breakaway Solutions, to acquire interests in or make advances to new and existing partner companies during the six months ended June 30, 1999. These companies included: Arbinet Communications, Blackboard, ClearCommerce, CommerceQuest, CommerX, Deja.com, eChemicals, eMarketWorld, iParts, PlanSponsor Exchange, Pointment, PrivaSeek, SageMaker, ServiceSoft, Star-Cite!, Syncra Software, Tradex Technologies, United Messaging, Universal Access, BidCom, Collabria, Entegrity Solutions, Internet Commerce Systems, ONVIA.com, and SMART Technologies.

  During the six months ended June 30, 1999 the Company acquired an interest in a new Partner Company from shareholders of the Partner Company who have an option, exercisable at any time through August 2000, of electing to receive cash of $11.3 million or 1,041,666 shares of the Company's common stock.

  We divested our ownership interest in SMART Technologies, Inc. due to the agreement of merger of SMART Technologies, Inc. and i2 Technologies, Inc. Upon completion of this merger subsequent to June 30, 1999, our ownership interest in and advances to SMART Technologies, Inc. were converted into cash, common stock and warrants to purchase common stock of i2 Technologies, Inc. Our estimated-non-operating gain before taxes from this transaction will be approximately $2 million and our holdings in i2 Technologies, Inc. will be accounted for as available-for-sale securities.

  Our operations are not capital intensive, and capital expenditures in any year normally will not be significant in relation to our overall financial position. We expect to commit funds in 1999 to the buildout of our larger new corporate headquarters in Wayne, Pennsylvania and the development of our information technology infrastructure. There were no material capital asset purchase commitments as of June 30, 1999.

  Recent Accounting Pronouncements

  We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position or cash flows.

  Year 2000 Readiness Disclosure

  Many computer programs have been written using two digits rather than four digits to define the applicable year. This poses a problem at the end of the century because these computer programs may recognize a date using "00 " as the year 1900, rather than the year 2000. This in turn could result in major system failures or miscalculations and is generally referred to as the Year 2000 issue.

  We currently use the information technology systems and many non-information technology systems of Safeguard Scientifics, Inc., one of our principal shareholders. Safeguard has completed its assessment of its computer information systems. Safeguard has replaced all computer systems and software which were determined to be Year 2000 non-compliant. Safeguard has completed testing and implementation of its computer systems. Safeguard has received verificatioin from its vendors that its information systems are Year 2000 ready. If Safeguard determines that its non-information systems are non-compliant and are at risk to not be remedied in time, it intends to develop a contingency plan. We will not incur any material expenses in connection with Safeguard's Year 2000 efforts. We plan to survey our vendors of the non-information technology systems that we use independently of Safeguard and we expect to complete remediation, if necessary, during 1999. If we determine that these systems are non-compliant and are at risk to not be remedied in time, we will develop a contingency plan.

  The Year 2000 readiness of VerticalNet and Breakaway Solutions is described below. Our partner companies are in varying stages of assessing, remediating and testing their internal systems and assessing Year 2000 readiness of their vendors, business partners, and customers. Our partner companies are also in varying stages of developing contingency plans to operate in the event of a Year 2000 problem. The total cost and time which will be incurred by our partner-companies on the Year 2000 readiness effort has not been determined. There can be no assurance that all necessary work will be completed in time, or that such costs will not materially adversely impact one or more of such partner companies. In addition, required spending on the Year 2000 effort will cause customers of most of our partner companies to reallocate at least part of their information systems budgets. Although some of our partner companies have offerings which may be useful in such efforts, such reallocations could materially adversely affect the results of operations of our partner companies.

  VerticalNet

  VerticalNet may realize exposure and risk if the systems on which it is dependent to conduct its operations are not Year 2000 compliant. VerticalNet's potential areas of exposure include products purchased from third parties, information technology including computers and software, and non-information technology including telephone systems and other equipment used internally. The internally-developed production and operation systems for VerticalNet's Web sites have recently undergone a complete re-engineering. All new programs have been substantially tested and validated for Year 2000 compliance.

  VerticalNet's communications infrastructure was recently overhauled, including a full conversion of its telephone and voicemail systems. VerticalNet believes all non-information technology upon which it is materially dependent is Year 2000 compliant. Additionally, with respect to information technology, VerticalNet has resolved all Year 2000 compliance issues primarily through normal upgrades of its software or replacements included in VerticalNet's capital expenditure budget and these costs are not expected to be material to VerticalNet's financial position or results of operations. VerticalNet's original Year 2000 compliance cost estimate did not exceed $250,000 and remains valid. However, such upgrades and replacements may not successfully address VerticalNet's Year 2000 compliance issues as represented by VerticalNet's distributors, vendors and suppliers.

  VerticalNet has completed its Year 2000 compliance assessment plan. This plan includes assessing both its information and non-information technology as well as its internally-developed production and operation systems. Based on this assessment, VerticalNet believes that all non-information technology, all internally-developed production and operations systems and 95% of its technology are Year 2000 compliant. VerticalNet believes that the remaining 5% of its information technology that is not Year 2000 compliant will be addressed with the completion of VerticalNet's UNIX conversion in August 1999.

  In addition, VerticalNet has obtained verification from its key distributors, vendors and suppliers that they are Year 2000 compliant or, if they are not fully compliant, to provide a description of their plans to become so. VerticalNet has received certification from 100% of its distributors, vendors and suppliers that they are either complete or in accordance with their scheduled Year 2000 compliance plan. VerticalNet will continue to monitor the status of all of its key vendors with the intent of terminating and replacing those relationships which may jeopardize its own Year 2000 compliance plan.

  In the event that VerticalNet's production and operational facilities that support its Web sites are not Year 2000 compliant, small portions of its Web sites may become unavailable. VerticalNet's review of its systems has shown that there is no single application that would make its Web sites totally unavailable and VerticalNet believes that it can quickly address any difficulties that may arise. Having completed a specific analysis of its Web-hosting facilities, all functionalities are in compliance with VerticalNet's Year 2000 compliance assessment plan. In the event that VerticalNet's Web-hosting facilities are not Year 2000 compliant, its Web sites would be unavailable and it would not be able to deliver services to its users.

  VerticalNet has developed a comprehensive list of contingency models to forecast the worst-case scenario that might occur if technologies it is dependent upon are not Year 2000 compliant and fail to operate effectively after the Year 2000. All identified scenarios have been determined to be resolveable by an on-site staff which will be maintained throughout the Year 2000 date changeover with the exception of the Exodus hosting functionalities. Exodus has remitted Year 2000 certification and VerticalNet is in the process of reviewing potential back-up sites within its disaster recovery planning.

  If VerticalNet's present efforts to address the Year 2000 compliance issues are not successful, or if distributors, suppliers and other third parties with which is conducts business do not successfully address such issues, its business, operating results and financial position could be materially and adversely affected.

  Breakaway Solutions

  Breakaway Solutions ("Breakaway ") has established a Year 2000 readiness team to carry out a program for the assessment of its vulnerability to the Year 2000 issues and remediation of identified problems. The team consists of senior information technology and business professionals and meets on a regular basis. An outside consultant is also working with the readiness team on a temporary basis to assist them in carrying out their tasks.

    The readiness team has developed a program with the following key phases to assess its state of Year 2000 readiness:
    Develop a complete inventory of its hardware and software, and assess whether that hardware and software is Year 2000 ready;
    Test its internal hardware and software which Breakaway believes have a significant impact on its daily operations to assess whether it is Year 2000 ready;
    Upgrade, remediate or replace any other hardware or software that is not Year 2000 ready; and
    Develop a business continuity plan to address possible Year 2000 consequences which Breakaway cannot control directly or which it has not been able to test or remediate; and

  Breakaway has completed a number of the tasks which its program requires, as follows;

    Completed the inventory of hardware and software at all of its locations and have determined that all of the inventoried hardware and software is Year 2000 ready or can be made ready with a nominal change or replacement, based on its vendors Internet statements and commercially available Year 2000 testing products;
    Implemented internal policies to require that a senior information technology professional approves as Year 2000 ready any hardware or software that its plans to purchase;
    Developed a list of all vendors which it deems to have a significant business relationship with Breakaway. Of the approximately 20 vendors it has identified, it has obtained web site certifications or made written inquiries for information on associates with respect to the Year 2000 readiness of products or services that it purchases from those vendors;
    Prepared test plans for date sensitive applications which it believes have a significant impact on its daily operations and have scheduled dates to perform this testing in the third quarter of 1999;
    Completed an internal review to determine the commitments it has made to its customers with respect to the Year 2000 readiness of solutions which it has provided to those customers; and
    Formulated a business continuity plan that encompasses Breakaway's strategy for preparation, notification and recovery in the event of a failure due to the year 2000 issue. The plan includes procedures to minimize downtime and expedite resumption of business operations and other solutions for responding to internal failures with its information technology department as well as widespread external failures related to the Year 2000 issue.

  Breakaway has specific tasks to complete with respect to its Year 2000 program, including;

    Evaluations of questionnaires regarding Year 2000 readiness to its critical vendors as they are returned;
    Testing of its internal hardware and software which it believes have a significant impact on its daily operations to confirm its Year 2000 readiness;
    Implementation of any necessary changes, identified as a result of testing, to its internal software and hardware.

  Costs

  To date, Breakaway has not incurred material expenses in connection with its Year 2000 readiness program. It may need to purchase replacement products, hire additional consultants or other third parties to assist it, although it does not currently expect that it will need to take such steps. It currently estimates that the cost of its Year 2000 readiness program will be approximately $100,000. This amount includes internal labor cost, legal and outside consulting costs and additional hardware and software purchases. Breakaway expects that it will refine this estimate as it completes the final phase of its Year 2000 readiness program.

  Risks

  If Breakaway fails to solve a Year 2000 problem with respect to any of its systems, it could experience a significant interruption of its normal business operations. It believes that the most reasonably likely worst case scenarios related to the Year 2000 issue for its business are as follows:

    If a solution which it provided to a client causes damage or injury to that client because the solution was not Year 2000 compliant, it could be liable to the client for breach of warranty. In a number of cases, its contracts with clients do not limit our liability for this type of breach;
    If there is a significant and protracted interruption of telecommunication services to its main office, it would be unable to conduct business because of its reliance on telecommunication systems to support daily operations, such as internal communications through e-mail; and
    If there is a significant and protracted interruption of electrical power or telecommunications services to its application hosting facilities, it would be unable to provide its application hosting services. This failure could significantly slow the growth of its application hosting business which is an important part of its strategic plan. It has sought to locate its application hosting facilities in leased space in co-location facilities which have back-up power systems and redundant telecommunications services.

  Item 3. Quantitative and Qualitative Disclosures About Market Risk

  Internet Capital Group is exposed to equity price risks on its ownership interests in publicly traded and other securities. These companies are considered small capitalization stocks. Internet Capital Group typically does not attempt to reduce or eliminate its market exposure on securities. A 20% decrease in equity prices would result in an approximate $129 million decrease in the fair value of our publicly traded securities accounted for on the equity method or classified as available-for-sale at June 30, 1999. Substantially all of the value of these equity securities at June 30, 1999 consisted of our holdings in VerticalNet.

  Availability under Internet Capital Group bank credit facilities is determined by the market value of the publicly traded and privately held securities pledged as collateral. As of June 30, 1999, Internet Capital Group had sufficient collateral to enable it to fully utilize this facility. Additionally, Internet Capital Group is exposed to interest rate risk primarily through its bank credit facility. At June 30, 1999, there were no borrowings outstanding.

  Part II. - OTHER INFORMATION

  Item 1. Legal Proceedings

  None.

  Item 2. Changes in Securities and Use of Proceeds

  CHANGES IN SECURITIES

  Notes Convertible to Common Stock

  On May 10, 1999, Internet Capital Group issued convertible notes in an aggregate principal amount of $90 million to its largest shareholders, directors, executive officers, certain members of the immediate families of Internet Capital Group's executive officers and others. Upon consummation of Internet Capital Group's initial public offering, the convertible notes automatically converted into shares of common stock of Internet Capital Group at the $12.00 initial public offering price.

  Warrants to Purchase Common Stock

  On May 10, 1999, in connection with Internet Capital Group's issuance of convertible notes, Internet Capital Group granted warrants, exercisable at Internet Capital Group's initial public offering price, to the holders of the convertible notes to purchase a number shares of common stock of Internet Capital Group equal to $18 million divided by Internet Capital Group's initial public offering price. The initial public offering price was $12.00 per share. On April 30, 1999, in connection with the Secured Revolving Credit Facility dated April 30, 1999, between Internet Capital Group and certain lenders and guarantors, Internet Capital Group granted to the lenders warrants to purchase an aggregate of 200,000 shares of common stock of Internet Capital Group for a purchase price of $10 per share.

  Private Placement

  IBM Corporation entered into an agreement with the Company under which it has purchased directly from us 3,750,000 shares of our common stock at the $12 initial public offering price per share. The aggregate offering proceeds to the Company was $45,000,000. Merrill Lynch & Co. acted as the placement agent in connection with this transaction. The Company paid $2,250,000 in placement agency fees to Merrill Lynch & Co.

  Options to Purchase Common Stock

  Internet Capital Group from time to time has granted stock options to employees, directors, advisory board members and certain employees of its partner companies. For the three months ended June 30, 1999, options to purchase 10,366,750 shares of common stock were granted at a weighted average exercise price of $6.63 per share.

  The sale and issuance of securities in the transactions described above were exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act or Regulation D promulgated thereunder as transactions by an issuer not involving a public offering, where the purchasers were sophisticated investors who represented their intention to acquire securities for investment only and not with a view to distribution and received or had access to adequate information about Internet Capital Group.

  USE OF PROCEEDS

  On August 4, 1999, the Company commenced an initial public offering of its common stock. The registration statement relating to this offering (File No. 333- 78193) was declared effective on August 4, 1999. Merrill Lynch & Co., BancBoston Robertson Stephens, Deutsche Banc Alex. Brown, Banc of America Securities LLC and Wit Capital Corporation were the managing underwriters of the offering. On August 17 1999, the Company consummated the offering. In this offering, 14,900,000 shares of common stock were registered, of which the Company offered 11,400,000 shares to the public generally and 2,200,000 shares to shareholders of Safeguard Scientifics, Inc., and Safeguard Scientifics, Inc. offered 1,300,000 shares of Company common stock to Safeguard Scientifics, Inc.'s shareholders. The aggregate price of the shares offered by the Company was $163,200,000, and the aggregate price of the shares offered by Safeguard Scientifics, Inc. was $15,600,000. The Company sold 15,310,000 shares for an aggregate offering price of $183,720,000, and Safeguard Scientifics, Inc. sold 917,006 shares for an aggregate offering price of $11,004,792.

  The Company incurred the following expenses with respect to the offering: underwriters' discounts and commissions, $12,332,400; expenses paid to or for underwriters, $373,855; other expenses, $2,000,000 (Estimate); total expenses, $14,706,255. The net proceeds from the offering to the Company after deducting the foregoing discounts, commissions, fees and expenses were $169,013,745 million. None of the foregoing expenses constituted direct or indirect payments to our directors, officers, general partners or their associates or to persons owning 10% or more of any class of our equity securities or to our affiliates.

  The Company has used the net proceeds to purchase ownership interests in and advances to partner companies totaling $11,908,636 and to purchase $157,105,109 of temporary investments. None of the foregoing purchases constituted direct or indirect payments to our directors, officers, general partners or their associates or to persons owning 10% or more of any class of our equity securities or to our affiliates.

  Item 3. Defaults Upon Senior Securities

  None.

  Item 4. Submission of Matters to a Vote of Security Holders

  None.

  Item 5. Other information

  None

  Item 6. Exhibits and Reports on Form 8-K

  (a)   Exhibits Number
Description

27	Financial Data Schedule (electronic filing only)

  (b)   Reports on Form 8-K - None

  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNET CAPITAL GROUP, INC. (Registrant)

Date: September 20, 1999	/s/ David D. Gathman
David D. Gathman
Chief Financial Officer (Principal Financial
and Principal Accounting Officer)
(Duly Authorized Officer)

  EXHIBIT INDEX

Exhibit number	Description

27	Financial Data Schedule
(Electronic filing only)