Form 10-Q
period 1999-09-30
INTERNET CAPITAL GROUP INC
filed 1999-11-15
CIK 1085621

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For Quarter Ended September 30, 1999              Commission File Number 0-26929
                  ------------------                                     -------


                         INTERNET CAPITAL GROUP, INC.
            (Exact name of registrant as specified in its charter)

     Delaware                                             23-2996071
     (state or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                       Identification Number)

     Building 800, 435 Devon Park Drive, Wayne, PA        19087
     (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code (610) 989-0111
                                                   --------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

               Yes X         No

Number of shares of Common Stock outstanding as of November 15, 1999:
126,613,076 shares

                          INTERNET CAPITAL GROUP, INC.
                           QUARTERLY REPORT FORM 10-Q

                                     INDEX

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

     Item 1 - Financial Statements:

              Consolidated Balance Sheets -
              September 30, 1999 (unaudited) and December 31, 1998                3

              Consolidated Statements of Operations (unaudited) -
              Three and Nine Months Ended September 30, 1999 and 1998             4

              Consolidated Statements of Cash Flows (unaudited) -
              Nine Months Ended September 30, 1999 and 1998                       5

              Notes to Consolidated Financial Statements                          6

     Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations                      17

     Item 3 - Quantitative and Qualitative Disclosures About Market Risk         33

                          PART II - OTHER INFORMATION
                          ---------------------------

     Item 1 - Legal Proceedings                                                  34

     Item 2 - Changes in Securities and Use of Proceeds                          34

     Item 3 - Defaults Upon Senior Securities                                    34

     Item 4 - Submission of Matters to a Vote of Security Holders                34

     Item 5 - Other Information                                                  34

     Item 6 - Exhibits and Reports on Form 8-K                                   34

     Signatures                                                                  36

     Exhibit Index                                                               37


                          INTERNET CAPITAL GROUP, INC.

                          Consolidated Balance Sheets

                                                                           September 30,   December 31,
                                                                               1999            1998
                                                                           (UNAUDITED)
Assets
Current Assets
 Cash and cash equivalents                                                  $186,137,151    $26,840,904
 Short-term investments                                                       22,845,079              -
 Accounts receivable, less allowances for doubtful,
  accounts ($208,645-1999; $61,037-1998)                                       8,531,879      1,842,137
 Prepaid expenses and other current assets                                     7,024,086      1,119,062
                                                                            ------------    -----------
 Total current assets                                                        224,538,195     29,802,103

 Fixed assets, net                                                             6,169,802      1,151,268
 Ownership interests in and advances to Partner Companies                    168,690,379     59,491,940
 Available-for-sale securities                                                19,233,805      3,251,136
 Intangible assets, net                                                       22,854,350      2,476,135
 Deferred taxes                                                               18,845,639              -
 Other                                                                         9,895,199        613,393
                                                                            ------------    -----------
Total Assets                                                                $470,227,369    $96,785,975
                                                                            ============    ===========

Liabilities and Shareholders' Equity
Current Liabilities
 Current maturities of long-term debt                                       $    735,885    $   288,016
 Line of credit                                                                        -      2,000,000
 Accounts payable                                                              4,478,916      1,348,293
 Accrued expenses                                                             10,336,185      1,823,407
 Note payable to partner company                                                       -      1,713,364
 Deferred revenue                                                                117,523      2,176,585
 Convertible note (note 4)                                                     8,499,942              -
                                                                            ------------    -----------
 Total current liabilities                                                    24,168,451      9,349,665

 Long-term debt                                                                1,633,360        351,924
 Minority interest                                                            25,908,961      6,360,008
 Commitments and contingencies
Shareholders' Equity
 Preferred stock, $.0l par value; no shares authorized                                 -              -
 Common stock, $.001 par value; authorized 300,000,000
  shares; 126,507,043 (1999); 66,043,625 (1998)
  issued and outstanding                                                         126,507         66,044
 Additional paid-in capital                                                  510,452,388     74,998,459
 Retained earnings (Accumulated deficit)                                      (3,165,920)     5,256,815
 Unamortized deferred compensation                                           (14,371,190)    (1,330,011)
 Notes receivable - shareholders                                             (81,147,592)             -
 Accumulated other comprehensive income                                        6,622,404      1,733,071
                                                                            ------------    -----------
 Total shareholders' equity                                                  418,516,597     80,724,378
                                                                            ------------    -----------
Total Liabilities and Shareholders' Equity                                  $470,227,369    $96,785,975
                                                                            ============    ===========

                See notes to consolidated financial statements.

                         INTERNET CAPITAL GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                        Three Months Ended                    Nine Months Ended
                                          September 30,                        September 30,
                                -------------------------------    -------------------------------
                                    1999                1998            1999              1998
                                -------------------------------    -------------------------------
         Revenue                $  7,192,202        $   897,006    $ 14,783,096       $  1,861,799
                                ------------        -----------    ------------       ------------

         Operating expenses
           Cost of revenue         3,420,920          1,195,465       7,424,594          2,898,700
           Selling,
            general and
            administrative        17,727,338          4,150,673      31,002,518          9,829,594
                                ------------        -----------    ------------       ------------
           Total operating
            expenses              21,148,258          5,346,138      38,427,112         12,728,294
                                ------------        -----------    ------------       ------------
                                 (13,956,056)        (4,449,132)    (23,644,016)       (10,866,495)

         Other income, net        15,926,764           (534,417)     47,001,191         23,514,321
         Interest income           2,892,430            443,328       4,176,770            746,769
         Interest expense           (803,296)           (14,941)     (1,770,324)          (233,117)
                                ------------        -----------    ------------       ------------
         Income (loss) before
         income taxes,
           minority
            interest and
            equity income
            (loss)                 4,059,842         (4,555,162)     25,763,621         13,161,478
         Income taxes              7,043,678                  -      12,840,423                  -
        Minority interest          2,684,796          1,722,798       4,133,057          2,699,112
         Equity income
          (loss)                 (29,062,685)        (1,289,516)    (49,141,961)        (3,969,734)
                                ------------        -----------    ------------       ------------
         Net Income (Loss)      $(15,274,369)       $(4,121,880)   $ (6,404,860)      $ 11,890,856
                                ============        ===========    ============       ============

         Net Income (Loss)
          Per Share
           Basic                       $(.13)             $(.07)          $(.07)              $.23
           Diluted                     $(.13)             $(.07)          $(.07)              $.23

         Weighted Average
          Shares
          Outstanding
           Basic                 116,413,715         60,869,209      92,551,879         52,813,836
           Diluted               116,413,715         60,869,209      92,551,879         52,837,336

                See notes to consolidated financial statements.

                         INTERNET CAPITAL GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                 Nine Months Ended September 30,
                                                                       ------------------------------------------------
                                                                                1999                        1998
                                                                       -------------------         --------------------
Operating Activities
Net income                                                                   $  (6,404,860)                $ 11,890,856
Adjustments to reconcile net cash used
     in operating activities
              Depreciation and amortization                                      8,103,725                      438,769
              Deferred taxes                                                   (13,090,907)                           -
              Equity (income) loss                                              49,141,961                    3,969,734
              Other income                                                     (46,973,584)                 (23,514,321)
              Minority interest                                                 (4,133,057)                  (2,699,112)
Changes in assets and liabilities, net of effect of acquisitions:
              Accounts receivable, net                                          (5,528,323)                    (332,010)
              Prepaid expenses and other assets                                 (7,282,894)                    (464,814)
     Accounts payable                                                            3,150,538                    1,072,999
     Accrued expenses                                                            9,119,022                    1,731,545
              Deferred revenue                                                     (78,702)                     579,915
                                                                       -------------------         --------------------
Net cash used in operating activities                                          (13,977,081)                  (7,326,439)
                                                                       -------------------         --------------------

Investing Activities
  Capital expenditures                                                          (5,187,261)                    (426,945)
  Proceeds from sales of available-for-sale securities                           2,495,842                   20,460,424
  Proceeds from sales of Partner Company ownership interests and                 3,446,972                            -
   advances to a shareholder
  Advances to Partner Companies                                                 (3,758,702)                  (2,604,800)
  Repayment of advances to Partner Companies                                     4,590,272                      500,000
  Acquisitions of ownership interests in Partner Companies                    (123,976,262)                 (21,059,795)
  Other acquisitions                                                            (2,103,165)                   (1858,389)
  Purchase of short-term investments                                           (22,845,079)                           -
  Reduction in cash due to deconsolidation of VerticalNet                       (5,645,895)                           -
                                                                       -------------------         --------------------
Net cash used in investing activities                                         (152,983,278)                  (4,989,505)
                                                                       -------------------         --------------------

Financing Activities
  Issuance of common stock, net                                                241,226,510                   29,546,443
  Long-term debt and capital lease obligations                                    (448,205)                    (255,761)
  Proceeds from subordinated convertible notes                                  90,000,000                            -
  Line of credit repayments                                                       (280,942)                  (2,500,000)
  Distribution to former LLC members                                           (10,675,811)                           -
  Advances to employees                                                         (8,765,483)                           -
  Treasury stock purchase by subsidiary                                         (4,468,980)                           -
  Issuance of stock by subsidiary                                               19,669,517                   11,291,961
                                                                       -------------------         --------------------
Net cash provided by financing activities                                      326,256,606                   38,082,643
                                                                       -------------------         --------------------
Net Increase in Cash and Cash Equivalents                                      159,296,247                   25,766,699
Cash and Cash Equivalents at the beginning of period                            26,840,904                    5,967,459
                                                                       -------------------         --------------------
Cash and Cash Equivalents at the End of Period                               $ 186,137,151                 $ 31,734,158
                                                                       ===================         ====================

Non-cash investing and financing activities - Notes 4, 5 and 8.


                See notes to consolidated financial statements.

                         INTERNET CAPITAL GROUP, INC.

                  Notes to Consolidated Financial Statements

1.   Significant Accounting Policies

     Description of the Company

     Internet Capital Group, Inc. (the "Company") was formed on March 4, 1996. The Company is an Internet holding company actively engaged in business-to-business, or B2B, e-commerce through a network of companies. The Company defines e-commerce as conducting or facilitating business transactions over the Internet. As of September 30, 1999, the Company owned interests in 39 companies engaged in e-commerce, which the Company calls its "Partner Companies". The Company's goal is to become the premier B2B e-commerce company. The Company's operating strategy is to integrate its Partner Companies into a collaborative network that leverages the collective knowledge and resources of the Company and the network.

     Although the Company refers to the companies in which it has acquired an equity ownership interest as its "Partner Companies" and that it has a "partnership" with these companies, it does not act as an agent or legal representative for any of its Partner Companies, it does not have the power or authority to legally bind any of its Partner Companies and it does not have the types of liabilities in relation to its Partner Companies that a general partner of a partnership would have.

     Basis of Presentation

     On February 2, 1999, the Company converted from a Limited Liability Corporation ("LLC") to a corporation. All shareholder transactions have been presented as if the conversion occurred on March 4, 1996 (inception).

     The accompanying unaudited consolidated financial statements of the Company for the three and nine months ended September 30, 1999 and 1998, included herein, have been prepared by the Company, without audit, pursuant to the interim financial statements rules and regulations of the SEC. In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of the Company's operations and its cash flows for the three and nine months ended September 30, 1999 and 1998. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. These consolidated financial statements should be read in conjunction with financial statements and notes thereto in the Company's Registration Statement on Form S-1 which was declared effective on August 4, 1999.

     The consolidated financial statements include the accounts of the Company, its wholly owned subsidiary, Internet Capital Group Operations, Inc. (the "Operations Company") and its majority owned subsidiaries, VerticalNet, Inc. ("VerticalNet") for the three and nine months ended September 30, 1998 and Breakaway Solutions, Inc. ("Breakaway Solutions") for the three and nine months ended September 30, 1999 and EmployeeLife.com and iParts for the three and nine months ended September 30, 1999 and Ag Producer Network, Inc. ("Ag Producer") for the three months ended September 30, 1999, all of which were consolidated since their date of acquisition.

     Principles of Accounting for Ownership Interests in Partner Companies

     The various interests that the Company acquires in its Partner Companies are accounted for under three broad methods: consolidation, equity method and cost method. The applicable accounting method is generally determined based on the Company's voting interest in a Partner Company.

                         INTERNET CAPITAL GROUP, INC.

     Consolidation. Partner Companies in which the Company directly or indirectly owns more than 50% of the outstanding voting securities are generally accounted for under the consolidation method of accounting. Under this method, a Partner Company's results of operations are reflected within the Company's Consolidated Statements of Operations. All significant intercompany accounts and transactions have been eliminated. Participation of other Partner Company shareholders in the earnings or losses of a consolidated Partner Company is reflected in the caption "Minority interest" in the Company's Consolidated Statements of Operations. Minority interest adjusts the Company's consolidated results of operations to reflect only the Company's share of the earnings or losses of the consolidated Partner Company. Breakaway Solutions has been consolidated since January 1999, when the Company acquired a controlling majority interest in Breakaway Solutions for $8.3 million. Breakaway Solutions' operating activities have historically consisted primarily of implementation of customer relational management systems and custom integration to other related applications. In 1999, Breakaway Solutions has expanded to provide service offerings in custom web development and application hosting both through internal expansion and acquisitions. Breakaway Solutions' revenue is generally recognized upon performance of services.

     The Company's direct and indirect voting interest in Ag Producer Network, Inc., Breakaway Solutions, EmployeeLife.com and iParts at September 30, 1999 was 75.1%, 50.1%, 52.3% and 85.0%, respectively.

     During the periods ending December 31, 1996, 1997 and 1998 the Company acquired equity ownership interests in VerticalNet for $1.0 million, $2.0 million and $4.0 million, respectively. The excess of cost over net assets acquired related to the 1996 and 1997 acquisitions was $.7 million and $.8 million, respectively. The Company's carrying value in VerticalNet, including the excess of cost over net assets acquired related to the 1996 and 1997 acquisitions, was reduced to below zero and became a liability as a result of consolidating VerticalNet's losses after amounts attributed to Minority interest were exhausted. For the same reason, the 1998 acquisition did not result in an intangible asset. In 1998, the Company made advances in the form of convertible notes to VerticalNet of $5.0 million. Of this amount, $.8 million was repaid by VerticalNet, $2.1 million was purchased from the Company by one of its principal shareholders, and $2.1 million was converted into common stock during the nine months ended September 30, 1999. The Company's direct and indirect voting interest in VerticalNet at December 31, 1998 was 52%. The unaudited interim consolidated financial statements for the three and nine months ended September 30, 1999, reflect VerticalNet accounted for on the equity method of accounting due to the decrease in the Company's ownership interest to below 50% in February 1999 as a result of VerticalNet's initial public offering.

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

     The amount by which the Company's carrying value exceeds its share of the underlying net assets of Partner Companies accounted for under the consolidation or equity method of accounting is amortized on a straight-line basis over three to five years which adjusts the Company's share of the Partner Company's earnings or losses.

                         INTERNET CAPITAL GROUP, INC.

     Cost Method. Partner Companies not accounted for under the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, the Company's share of the earnings or losses of such companies is not included in the Consolidated Statements of Operations. However, cost method Partner Company impairment charges are recognized in the Consolidated Statement of Operations with the new cost basis not written-up if circumstances suggest that the value of the Partner Company has subsequently recovered.

     The Company records its ownership interest in debt securities of Partner Companies accounted for under the cost method at cost because it has the ability and intent to hold these securities until maturity. The Company records its ownership interest in equity securities of Partner Companies accounted for under the cost method at cost, unless these securities have readily determinable fair values based on quoted market prices, in which case these interests are valued at fair value and classified as available-for-sale securities or some other classification in accordance with SFAS No. 115. In addition to the Company's investments in voting and non-voting equity and debt securities, it also periodically makes advances to its Partner Companies in the form of promissory notes which are accounted for in accordance with SFAS No. 114.

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

Short-term investments

     Short-term investments are debt securities maturing in less than one year and are carried at amortized cost, which approximates fair value.

Intangibles

     Goodwill, the excess of cost over net assets of businesses acquired, and other intangible assets are amortized on a straight-line basis over three to five years. Goodwill and other intangible assets at September 30, 1999 of $22.9 million, net of accumulated amortization of $3.7 million, is attributable to the Company's acquisitions of ownership interests in Breakaway Solutions, AgProducer, EmployeeLife.com and iparts ($9.1 million) and Breakaway's acquisitions of Applica, WPL and Web Yes ($13.8 million). Goodwill at December 31, 1998 of $2.5 million, net of accumulated amortization of $.3 million, was attributable to acquisitions by VerticalNet.

                         INTERNET CAPITAL GROUP, INC.

Income Taxes

     From the Company's inception in March 1996 to February 1999, the Company was not subject to federal and state income taxes. On February 2, 1999, the Company converted from an LLC to a Corporation. The Company's accumulated deficit of $8.7 million at that date was reclassed to additional paid-in capital.

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

     The Company's effective tax rate for the three and nine months ended September 30, 1999 differed from the federal statutory rate of 35% principally due to the impact of changing its tax status from an LLC to a corporation on February 2, 1999 and nondeductible permanent differences, principally related to stock compensation. On February 2, 1999, the Company recorded a deferred tax benefit and related deferred tax asset of $7.7 million which primarily represented the excess of tax basis over book basis of its ownership interests in and advances to Partner Companies.

     The Company's net deferred tax asset of $18.8 million at September 30, 1999 consists of a deferred tax asset of $25.6 million relating primarily to the excess of tax carrying values over book carrying values of its Partner Companies and the tax effect of stock option compensation and a deferred tax liability of $6.8 million relating primarily to the tax effect of stock option compensation and net unrealized appreciation in available-for-sale securities.

Net Income (Loss) Per Share

     Net income (loss) per share (EPS) is computed using the weighted average number of common shares outstanding during each period. Diluted EPS includes common stock equivalents (unless anti-dilutive) which would arise from the exercise of stock options and conversion of other convertible securities and is adjusted, if applicable, for the effect on net income (loss) of such transactions.

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

Gain or Loss on Issuances of stock By Partner Companies

     Pursuant to SEC Staff Accounting Bulletin No. 84, at the time a Partner Company accounted for under the consolidation or equity method of accounting issues its common stock at a price different from the Partner Company's book value per share, the Company's share of the Partner Company's net equity changes. If at that time, the Partner Company is not a newly-formed, non-operating entity, nor a research and development, start-up or development stage company, nor is there question as to the Company's ability to continue in existence, the Company records the change in its share of the Partner Company's net equity as a gain or loss in its Consolidated Statements of Operations.

                         INTERNET CAPITAL GROUP, INC.

2.   Comprehensive Income (Loss)

     Comprehensive income (loss) is the change in equity of a business enterprise during a period resulting from transactions and other events and circumstances from non-owner sources. Excluding net income (loss), the Company's source of comprehensive income (loss) is net unrealized appreciation (depreciation) related to its available-for-sale securities. The following summarizes the components of comprehensive income (loss):

                                                  Three Months Ended                Nine Months Ended
                                                      September 30,                    September 30,
                                           -------------------------------------------------------------------
                                                1999               1998             1999           1998
                                           ---------------------------------      ----------------------------
                                                        (UNAUDITED)                    (UNAUDITED)

     Net income (loss)                     $ (15,274,369)       $ (4,121,880)      $ (6,404,860)  $ 11,890,856
     Other comprehensive income (loss):
       Unrealized appreciation
       (depreciation), net of tax              5,998,081          (2,283,879)         4,889,333      8,217,313
                                           -------------        ------------       ------------   ------------

     Comprehensive income (loss)           $  (9,276,288)       $ (6,405,759)      $ (1,515,527)  $ 20,108,169
                                           =============        ============       ============   ============

3.   Net Income (Loss) Per Share

     The calculations of Net Income (Loss) Per Share were:

                                                    Three Months Ended             Nine Months Ended
                                                      September 30,                    September 30,
                                            -------------------------------------------------------------
                                                1999               1998            1999          1998
                                            --------------------------------    -------------------------
                                                        (UNAUDITED)                     (UNAUDITED)
Basic
 Net income (loss)                          $(15,274,369)        $(4,121,880)   $(6,404,860)  $11,890,856
                                            ============         ===========    ===========   ===========

 Average common shares outstanding           116,413,715          60,869,209     92,551,879    52,813,836
                                            ============         ===========    ===========   ===========

 Basic                                      $       (.13)        $      (.07)   $      (.07)  $       .23
                                            ============         ===========    ===========   ===========

Diluted
 Net income (loss)                          $(15,274,369)        $(4,121,880)   $(6,404,860)  $11,890,856
                                            ============         ===========    ===========   ===========

 Average common shares outstanding           116,413,715          60,869,209     92,551,879    52,813,836
 Effect of:
    Dilutive options                                   -                   -              -        23,500
    Dilutive securities                                -                   -              -             -
 Average common shares assuming
  dilution                                   116,413,715          60,869,209     92,551,879    52,837,336
                                            ============         ===========    ===========   ===========

 Diluted                                    $       (.13)        $      (.07)   $      (.07)  $       .23
                                            ============         ===========    ===========   ===========

                          INTERNET CAPITAL GROUP, INC.

4.   Ownership Interests in and Advances to Partner Companies

     The following summarizes the Company's ownership interests in and advances to Partner Companies accounted for under the equity and cost method of accounting. The ownership interests are classified according to applicable accounting methods at the respective dates presented. Cost basis represents the Company's original acquisition cost less any impairment charges recognized for such companies to date.

                                           September 30, 1999            December 31, 1998
                                    ---------------------------- ------------------------------
                                            (UNAUDITED)
                                      Carrying      Cost Basis     Carrying          Cost Basis
                                        Value          Value         Value              Value
                                    ------------   ------------  -----------        -----------
                    Equity Method   $120,034,751   $175,453,649  $21,311,324        $27,588,451

                    Cost Method       48,655,628     56,064,893   38,180,616         40,249,591
                                    ------------                 -----------
                                    $168,690,379                 $59,491,940
                                    =============                ===========


     At September 30, 1999, the Company's carrying value in its Partner Companies accounted for under the equity method exceeded its share of the underlying equity in the net assets of such companies by $65.9 million. This excess relates to ownership interests acquired through September 30, 1999 and is being amortized over a three year period. Amortization expense of $6.2 million and $11.1 million is included in "Equity income (loss)" in the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 1999, respectively.

     During the nine months ended September 30, 1999 the Company acquired an interest in a new Partner Company from shareholders of the Partner Company who have an option, exercisable at any time through August 2000, of electing to receive cash of $11.3 million or 1,041,666 shares of the Company's common stock. As of September 30, 1999, $2.8 million of the obligation has been converted into 254,635 shares of the Company's common stock.

     The following unaudited summarized financial information for Partner Companies accounted for under the equity method of accounting at September 30, 1999 and 1998 has been compiled from the financial statements of the respective Partner Companies:

                                        Three Months Ended             Nine Months Ended
                                           September 30,                 September 30,
                                           -------------                 -------------
                                     1999             1998            1999           1998
                                     ----             ----            ----           ----
               Revenue           $ 34,850,715     $ 5,505,213   $  73,392,631    $15,454,936
               Net Loss           (73,907,965)     (3,393,762)   (123,736,382)    (7,115,480)

                         INTERNET CAPITAL GROUP, INC.

 5. Debt

 Revolving Credit Facilities

     In March 1998, the Company entered into an unsecured $3 million revolving credit facility. Borrowings under this facility accrued interest at a premium to prime ranging from .75% to 1.5%. The Company borrowed up to $2 million under this facility during 1998. No amounts were outstanding at December 31, 1998 and the facility expired in March 1999.

     In April 1999, the Company entered into a $50 million revolving bank credit facility. The facility matures in April 2000, is subject to a .25% unused commitment fee, bears interest, at the Company's option, at prime and/or LIBOR plus 2.5%, and is secured by substantially all of the Company's assets (including the Company's holdings in publicly traded companies). Borrowing availability under the facility is based on the fair market value of the Company's holdings of publicly traded Partner Companies and the value, as defined in the facility, of the Company's private Partner Companies. During the nine months ended September 30, 1999, the Company borrowed and repaid $25 million under the facility. In connection with the facility, the Company issued 200,000 warrants exercisable for seven years at $10 per share. The warrants, valued at $1.0 million, were recorded as debt issuance costs in "Other Assets" and "Additional Paid-In Capital" and are being amortized to interest expense over the one year term of credit facility.

Subordinated Convertible Notes

     In May 1999, the Company issued $90 million of convertible subordinated notes which converted to 7,499,866 shares of the Company's common stock upon the completion of the Company's initial public offering in August 1999. In connection with the conversion of these notes, the Company issued 1,500,000 warrants to purchase the Company's common stock at $12 per share through May 2002 which will increase Additional Paid-In Capital upon exercise. None of the warrants were exercised during the three months ended September 30, 1999. In accordance with the terms of the notes, all accrued interest was waived and reclassed to Additional Paid-in-Capital upon conversion of the notes.

                         INTERNET CAPITAL GROUP, INC.

6. Segment Information

     In 1998, the Company adopted SFAS 131, which requires the reporting of segment information using the "management approach" versus the "industry approach" previously required. The Company's reportable segments consist of Partner Company Operations and General ICG Operations. Partner Company Operations includes the effect of consolidating VerticalNet for the three and nine months ended September 30, 1998, Breakaway, EmployeeLife.com, iParts and Ag Producer for the period from acquisition in 1999 through September 30, 1999, and recording the Company's share of earnings and losses of Partner Companies accounted for under the equity method. VerticalNet's operations include creating and operating industry-specific trade communities on the Internet. Breakaway Solutions' operations include implementation of various computer applications. Partner Companies accounted for under the equity method of accounting operate in various Internet-related businesses. General ICG Operations represents the expenses of providing strategic and operational support to the Partner Companies, as well as the related administrative costs. General ICG Operations also includes the effect of transactions and other events incidental to the Company's general operations and the Company's ownership interests in and advances to Partner Companies. The Company's and Partner Companies' operations were principally in the United States of America during 1998 and 1999.

     The following summarizes the unaudited information related to the Company's segments. All significant intersegment activity has been eliminated. Assets are owned or allocated assets used by each operating segment.

                                                                         Three Months Ended               Nine Months Ended
                                                                            September 30,                   September 30,
                                                                            -------------                   ------------
                                                                     1999                  1998          1999           1998
                                                                     ----                  ----          ----           ----
         Partner Company Operations
           Revenue                                               $  7,192,202         $   897,006    $ 14,783,096    $ 1,861,799
                                                                 ------------         -----------    ------------    -----------
           Operating expenses
               Cost of revenue                                      3,420,920           1,195,465       7,424,594      2,898,700
               Selling, general and administrative                 10,510,736           3,156,386      18,267,184      7,312,682
                                                                 ------------         -----------    ------------    -----------
               Total operating expenses                            13,931,656           4,351,851      25,691,778     10,211,382
                                                                 ------------         -----------    ------------    -----------

                                                                   (6,739,454)         (3,454,845)    (10,908,682)    (8,349,583)

           Other income (expense), net                                 35,101                   -          27,607              -
           Interest income                                             24,436              93,035          85,946        164,535
           Interest expense                                                 -             (16,226)        (53,969)      (149,369)
                                                                 ------------         -----------    ------------    -----------
           Income (loss) before income taxes,
             minority interest and equity income (loss)            (6,679,917)         (3,378,036)    (10,849,098)    (8,334,417)

           Income taxes                                                     -                   -               -              -
           Minority interest                                        2,684,796           1,722,798       4,133,057      2,699,112
           Equity income (loss)                                   (29,062,685)         (1,289,516)    (49,141,961)    (3,969,734)
                                                                 ------------         -----------    ------------    -----------
           Loss from Partner Company Operations                  $(33,057,806)        $(2,944,754)   $(55,858,002)   $(9,605,039)
                                                                 ============         ===========    ============    ===========

         General ICG Operations
           General and administrative                            $  7,216,602         $   994,287    $ 12,735,334    $ 2,516,912
                                                                 ------------         -----------    ------------    -----------
           Other income, net                                       15,891,663            (534,417)     46,973,584     23,514,321
           Interest income (expense), net                           2,064,698             351,578       2,374,469        498,486
           Income taxes                                             7,043,678                   -      12,840,423              -
                                                                 ------------         -----------    ------------    -----------
           Income (loss) from General ICG Operations             $ 17,783,437         $(1,177,126)   $ 49,453,142    $21,495,895
                                                                 ============         ===========    ============    ===========

                         INTERNET CAPITAL GROUP, INC.

                                                                        September 30,   December 31,
                                                                        -------------   ------------
                                                                             1999           1998
                                                                             ----           ----
                                                                         (UNAUDITED)
         Assets
         Partner Company Operations
               Carrying value of equity method Partner Companies         $120,034,751    $21,311,324
               Other                                                       57,608,628     12,342,975
                                                                         ------------    -----------
                                                                          177,643,379     33,654,299
                                                                         ------------    -----------
         General ICG Operations
               Cash and cash equivalents                                  173,658,018     21,178,055
               Carrying value of cost method Partner Companies             48,655,628     38,180,616
               Other                                                       70,270,344      3,773,005
                                                                         ------------    -----------
                                                                          292,583,990     63,131,676
                                                                         ------------    -----------
                                                                         $470,227,369    $96,785,975
                                                                         ============    ===========

7. Parent Company Financial Information


     Parent company financial information is provided to present the financial position and results of operations of the Company as if VerticalNet, Ag Producer Network, Inc., Breakaway Solutions, EmployeeLife.com and iParts ("consolidated companies") were accounted for under the equity method of accounting for all periods presented. The Company's share of the consolidated companies' losses is included in "Equity income (loss)" in the Parent Company Statements of Operations for all periods presented based on the Company's ownership percentage in each period. The losses recorded in excess of carrying value of VerticalNet at December 31, 1998 are included in "Non-current liabilities" and the carrying value of the consolidated companies as of September 30, 1999 are included in "Ownership interests in and advances to Partner Companies" in the Parent Company Balance Sheets.

                          INTERNET CAPITAL GROUP, INC.

Parent Company Balance Sheets
                                                                              September 30,  December 31,
                                                                                  1999           1998
                                                                              -------------  ------------
                                                                               (UNAUDITED)
Assets
 Current assets                                                               $194,524,991   $21,596,575
 Ownership interests in and advances to Partner Companies                      187,997,023    59,491,940
 Other                                                                          49,403,371     3,354,485
                                                                              ------------   -----------
  Total assets                                                                 431,925,385    84,443,000
                                                                              ------------   -----------
Liabilities and shareholders' equity
 Current liabilities                                                            13,408,788     2,082,463
 Non-current liabilities                                                                 -     1,636,159
 Shareholders' equity                                                          418,516,597    80,724,378
                                                                              ------------   -----------
  Total liabilities and shareholders' equity                                  $431,925,385   $84,443,000
                                                                              ============   ===========

     Parent Company Statements of Operations


                                              Three Months Ended            Nine Months Ended
                                                September 30,                 September 30,
                                                -------------                 ------------
                                              1999          1998           1999          1998
                                          --------------------------   --------------------------
                                               (UNAUDITED)                     (UNAUDITED)

     Revenue                              $          -   $         -   $          -   $         -
                                          ------------   -----------   ------------   -----------

     Operating expenses
      General and administrative             7,216,602       994,287     12,735,334     2,516,912
                                          ------------   -----------   ------------   -----------
      Total operating expenses               7,216,602       994,287     12,735,334     2,516,912
                                          ------------   -----------   ------------   -----------
                                            (7,216,602)     (994,287)   (12,735,334)   (2,516,912)

     Other income, net                      15,891,663      (534,417)    46,973,584    23,514,321
     Interest income, net                    2,064,698       351,578      2,374,469       498,486
                                          ------------   -----------   ------------   -----------
     Income before income taxes
      and equity income (loss)              10,739,759    (1,177,126)    36,612,719    21,495,895

     Income taxes                            7,043,678             -     12,840,423             -
     Equity income (loss)                  (33,057,806)   (2,944,754)   (55,858,002)   (9,605,039)
                                          ------------   -----------   ------------   -----------
     Net income (loss)                    $(15,274,369)  $(4,121,880)  $ (6,404,860)  $11,890,856
                                          ============   ===========   ============   ===========

                          INTERNET CAPITAL GROUP, INC.

8.   Shareholders' Equity

     Issuance of Common Stock

     The Company issued 15,990,000 shares of common stock for net proceeds of $32 million from January through March, 1999.

     In April through July 1999 the Company's Board of Directors authorized the acceptance of full recourse promissory notes totaling $81.1 million from its employees and a director as consideration for exercising all or a portion of their vested and unvested stock options. (A total of 17,995,750 shares of common stock were issued). The $81.1 million notes receivable from employees is recorded as a reduction of Shareholders' Equity at September 30, 1999 to offset the increase in Additional Paid-In Capital as a result of the common stock issuance. The Company has the right, but not the obligation, to repurchase unvested shares under certain circumstances. The exercise of unvested options by the employees and director and the acceptance of promissory notes by the Company was in accordance with the terms of the Company's equity compensation plans and related option agreements. The Company's Board of Directors also approved loaning employees the funds, under the terms of full recourse promissory notes, to pay the income taxes that become due in connection with the option exercises. These loans totaled $8.1 million and are classified as Other Assets.

     Through September 30, 1999, the Company recorded aggregate unearned compensation expense of $18.3 million, net of approximately $3.9 million in accumulated amortization at September 30, 1999, in connection with the grant of stock options to non-employees and the grant of employee stock options with exercise prices less than the deemed fair value on the respective dates of grant.

     Tax Distribution

     In March 1999 the Company made a distribution of $10.7 million to former LLC members in accordance with the LLC agreements to satisfy the members' tax liabilities.

     Initial Public Offering

     In August 1999, the Company completed its initial public offering ("IPO") of 15,310,000 shares of its common stock at $12.00 per share. Concurrently, the Company completed a private placement of 3,750,000 shares of its common stock at the $12.00 IPO price. Net proceeds to the Company from these transactions aggregated approximately $209.1 million (net of underwriters' commission and offering expenses of approximately $19.6 million).

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward looking statements are subject to risks, uncertainties and assumptions about us and our partner companies, including, among other things:

     -    development of an e-commerce market,
     - our ability to identify trends in our markets and the markets of our partner companies and to offer new solutions that address the changing needs of these markets,
     -    our ability to sucessfully execute our business model,
     - our partner companies' ability to compete successfully against direct and indirect competitors,
     -    our ability to acquire interests in additional companies,
     -    growth in demand for Internet products and services,
     -    adoption of the Internet as an advertising medium, and
     -    our ability to sucessfully expand our business internationally.

     Our actual results could differ materially from those anticipated in these forward-looking statements as a result of these factors.

General

     Internet Capital Group, Inc. ("ICG") is an Internet holding company actively engaged in B2B e-commerce through a network of partner companies. As of September 30, 1999 we owned interests in 39 B2B e-commerce companies which we refer to as our partner companies. We focus on two types of B2B e-commerce companies, which we call market makers and infrastructure service providers.

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

     On August 23, 1999 we received an exemptive order from the Securities and Exchange Commission under Section 3(b)(2) of the Investment Company Act of 1940 declaring us to be primarily engaged in a business other than that of investing, reinvesting, owning, holding or trading in securities.

Effect of Various Accounting Methods on our Results of Operations

     The various interests that we acquire in our partner companies are accounted for under three broad methods: consolidation, equity method and cost method. The applicable accounting method is generally determined based on our voting interest in a partner company.

     Consolidation. Partner companies in which we directly or indirectly own more than 50% of the outstanding voting securities are generally accounted for under the consolidation method of accounting. Under this method, a partner company's accounts are reflected within our Consolidated Statements of Operations. Participation of other partner company shareholders in the earnings or losses of a consolidated partner company is reflected in the caption "Minority interest" in our Consolidated Statements of Operations. Minority interest adjusts our consolidated net results of operations to reflect only our share of the earnings or losses of the consolidated partner company. VerticalNet was our only consolidated partner company through December 31, 1998. However, due to VerticalNet's initial public offering in February 1999, our voting ownership interest in VerticalNet decreased below 50%. Therefore, we applied the equity method of accounting beginning in February 1999. During the three months ended March 31, 1999, the three months ended June 30, 1999 and the three months ended September 30, 1999 we acquired a controlling majority voting interest in Breakaway, EmployeeLife.com and iParts and Ag Producer Networks, Inc., respectively, all of which were consolidated from the date of acquisition. As of September 30, 1999, Ag Producer Networks, Inc., Breakaway Solutions, EmployeeLife.com and iParts were our only consolidated partner companies.

     The effect of a partner company's net results of operations on our net results of operations is generally the same under either the consolidation method of accounting or the equity method of accounting, because under each of these methods only our share of the earnings or losses of a partner company is reflected in our net results of operations in the Consolidated Statements of Operations.

     Equity Method. Partner companies whose results we do not consolidate, but over whom we exercise significant influence, are generally accounted for under the equity method of accounting. Whether or not we exercise significant influence with respect to a partner company depends on an evaluation of several factors including, among others, representation on the partner company's board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the partner company, including voting rights associated with our holdings in common, preferred and other convertible instruments in the partner company. Under the equity method of accounting, a partner company's accounts are not reflected within our Consolidated Statements of Operations; however, our share of the earnings or losses of the partner company is reflected in the caption "Equity income (loss)" in the Consolidated Statements of Operations. As of December 31, 1998, we accounted for eight of our partner companies under the equity method of accounting. As of September 30, 1999, we accounted for 22 of our partner companies under this method.

Our partner companies accounted for under the equity method of accounting at September 30, 1999 and December 31, 1998 included:

                                                                      Voting Ownership
                                                                      ----------------

                                                   Partner
                                                   Company       September 30,   December 31,
                                                    Since            1999           1998
                                                    -----            ----           ----
     EQUITY METHOD:
     asseTrade.com, Inc.                             1999            26%             N/A
     BidCom, Inc.                                    1999            24%             N/A
     Blackboard, Inc.                                1998            30%             35%
     CommerceQuest                                   1998            29%             N/A
     CommerX, Inc.                                   1998            42%             34%
     ComputerJobs.com, Inc.                          1998            33%             33%
     eMarketWorld, Inc.                              1999            42%             N/A
     Internet Commerce Systems, Inc.                 1999            43%             N/A
     LinkShare Corporation                           1998            34%             34%
     NetVendor Systems, Inc.                         1999            26%             N/A
     ONVIA.com, Inc.                                 1999            20%             N/A
     PaperExchange.com, LLC                          1999            27%             N/A
     PlanSponsor Exchange                            1999            46%             N/A
     Residential Delivery Services, Inc.             1999            38%             N/A
     SageMaker, Inc.                                 1998            27%             22%
     Sky Alland Marketing, Inc.                      1996            31%             31%
     Star-Cite!                                      1999            43%             N/A
     Syncra Software, Inc.                           1998            35%             53%
     United Messaging, Inc.                          1999            41%             N/A
     Universal Access, Inc.                          1999            26%             N/A
     VerticalNet, Inc.                               1996            35%             N/A
     Vivant! Corporation                             1998            23%             23%

     As of September 30, 1999, we owned voting convertible preferred stock in all companies listed except VerticalNet. We also owned common stock in CommerceQuest, SageMaker, Sky Alland and Universal Access, Inc. Our voting ownership in VerticalNet consisted only of common stock at September 30, 1999. VerticalNet was consolidated at December 31, 1998. CommerceQuest and Universal Access, Inc. were accounted for under the cost method of accounting at December 31, 1998. We have representation on the board of directors of all of the above partner companies.

     Most of our equity method partner companies are in a very early stage of development and have not generated significant revenues. In addition, most equity method partner companies incurred substantial losses in 1998 and are expected to continue to incur substantial losses in 1999. One equity method partner company at December 31, 1998 generated a net profit of less than $1 million in 1998; however, this partner company is not expected to generate a profit in 1999.

     Cost Method. Partner companies not accounted for under either the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, our share of the earnings or losses of these companies is not included in our Consolidated Statements of Operations.

     Our partner companies accounted for under the cost method of accounting at September 30, 1999 and December 31, 1998 included:

                                                                  Voting Ownership
                                                                  ----------------
                                                  Partner
                                                  Company    September 30,   December 31,
                                                   Since         1999          1998
                                                   -----         ----          ----
     COST METHOD:
     Arbinet Communications, Inc.                  1999          16%            N/A
     Autovia                                       1998          15%            15%
     Benchmarking Partners, Inc.                   1996          13%            13%
     ClearCommerce Corp.                           1997          15%            17%
     Collabria, Inc.                               1999          12%            N/A
     CommerceQuest, Inc.                           1998          N/A             0%
     Context Integration, Inc.                     1997          18%            18%
     Deja.com, Inc.                                1997           1%             0%
     e-Chemicals, Inc.                             1998           0%             0%
     Entegrity Solutions                           1996          12%            12%
     PrivaSeek, Inc.                               1998          16%            16%
     ServiceSoft Technologies, Inc.                1998           6%            12%
     Tradex Technologies, Inc.                     1999          10%            N/A
     US Interactive, Inc.                          1996           3%             4%

     In most cases, we have representation on the board of directors of the above companies, including those in which we hold non-voting securities. As of September 30, 1999, we owned voting convertible preferred stock in all companies listed except Deja.com, in which we owned non-voting convertible preferred stock and common stock, and e-Chemicals, in which we owned non-voting convertible debentures. We record our ownership in debt securities at cost as we have the ability and intent to hold these securities until maturity. In addition to our investments in voting and non-voting equity and debt securities, we also periodically make advances to our partner companies in the form of promissory notes. There were advances to cost method partner companies totaling $0.8 million at September 30, 1999. During the three months ended September 30, 1999, RapidAutoNet Corporation changed its name to Autovia.

     Most of our cost method partner companies are in a very early stage of development and have not generated significant revenues. In addition, most cost method partner companies incurred substantial losses in 1998 and are expected to continue to incur substantial losses in 1999. Two cost method partner companies at December 31, 1998 were profitable in 1998, one of which is not expected to be profitable in 1999. None of our cost method partner companies have paid dividends during our period of ownership and they generally do not intend to pay dividends in the foreseeable future.

 Effect of Various Accounting Methods on the Presentation of our Financial Statements

     The presentation of our financial statements may differ from period to period primarily due to whether or not we apply the consolidation method of accounting or the equity method of accounting. For example, since our inception through December 31, 1998 we consolidated VerticalNet's financial statements with our own. However, due to VerticalNet's initial public offering in February 1999, our voting ownership interest in VerticalNet decreased to below 50%. Therefore, we have applied the equity method of accounting since February 1999. We acquired controlling majority voting interests in Breakaway Solutions during the three months ended March 31, 1999, EmployeeLife.com and iParts during the three months ended June 30, 1999, and Ag Producer Networks, Inc. during the three months ended September 30, 1999, all of which were consolidated from the date of acquisition. The presentation of our financial statements looks substantially different as a result of consolidating Ag Producer Networks, Inc., Breakaway Solutions, EmployeeLife.com and iParts and no longer consolidating VerticalNet in our financial statements for the three and nine months ended September 30, 1999 versus comparable periods in the prior year.

     To understand our net results of operations and financial position without the effect of consolidating our majority owned subsidiaries, Note 7 to our Consolidated Financial Statements summarizes our Parent Company Statements of Operations and Balance Sheets which treat our majority owned subsidiaries as if they were accounted for under the equity method of accounting for all periods presented. Our share of the losses of VerticalNet, Ag Producer Network, Inc., Breakaway Solutions, EmployeeLife.com and iParts is included in "Equity income
 (loss)" in the Parent Company Statements of Operations. The losses recorded in excess of the carrying value of VerticalNet at December 31, 1998 are included in "Non-current liabilities" and the carrying value of VerticalNet, Ag Producer Network, Inc., Breakaway Solutions, EmployeeLife.com and iParts as of September 30, 1999 is included in "Ownership interests in and advances to Partner Companies" in the Parent Company Balance Sheets.

Net Results of Operations

     Our reportable segments determined in accordance with Statement of Financial Accounting Standards No. 131 are Partner Company Operations and General ICG Operations. Partner Company Operations includes the effect of consolidating VerticalNet for the period from our inception on March 4, 1996 through December 31, 1998 and Ag Producer Network, Inc., Breakaway Solutions, EmployeeLife.com and iParts from their dates of acquisition in 1999, and recording our share of earnings or losses of partner companies accounted for under the equity method of accounting. General ICG Operations represents the expenses of providing strategic and operational support to our partner companies, as well as the related administrative costs related to these expenses. General ICG Operations also includes the effect of transactions and other events incidental to our ownership interests in our partner companies and our operations in general.

Net Results of Operations-Partner Company Operations

     VerticalNet was our only consolidated partner company through December 31, 1998. All of our consolidated revenue and a significant portion of our consolidated operating expenses from our inception on March 4, 1996 through December 31, 1998 were attributable to VerticalNet. For the three and nine months ended September 30, 1999, Breakaway Solutions was consolidated and accounted for nearly all of our consolidated revenue and a significant portion of our consolidated operating expenses. Ag Producer Network, Inc., EmployeeLife.com and iParts were consolidated during the periods ended September 30, 1999. These companies are development stage companies, have generated negligible revenue since their inception, and incurred operating expenses of $1.0 million and $1.4 million during the three and nine months ended September 30, 1999, respectively.

     Breakaway Solutions is a full service provider of e-business solutions that allow growing enterprises to capitalize on the power of the Internet to reach and support customers and markets. Breakaway's services consist of Breakaway strategy consulting, Breakaway Internet solutions, Breakaway eCRM solutions and Breakaway application hosting. From Breakaway's inception in 1992 through 1998, Breakaway's operating activities primarily consisted of providing strategy consulting and systems integration services. Prior to Breakaway's acquisition of Applica in 1999, Breakaway derived no revenues from application hosting. Breakaway believes, however, that application hosting will account for a significantly greater portion of revenues in the future. Breakaway Solutions generated $3.5 million, $6.1 million and $10.0 million of revenue in 1996, 1997 and 1998, respectively, resulting in net income in 1996 and 1997 of $.6 million and $1.1 million respectively and a net loss in 1998 of $.6 million.

     The following is a discussion of Breakaway Solutions' net results of operations for the three and nine months ended September 30, 1999. Breakaway Solutions' comparative results of operations for the three and nine months ended September 30, 1998 are not meaningful.

   Revenue. Breakaway Solutions' revenue of $7.2 million and $14.7 million for the three and nine months ended September 30, 1999, respectively, was derived primarily from Internet professional services and eCRM solutions. Through organic growth and acquisitions, Breakaway Solutions has expanded in 1999 into custom Web development and application hosting.

   Cost of revenue. Cost of revenue of $3.4 million and $7.0 million for the three and nine months ended September 30, 1999, respectively, consists primarily of Breakaway Solutions' personnel-related costs of providing its services. As Breakaway Solutions expands into custom Web development and application hosting, it is incurring the direct costs of these operations.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses of $8.3 million and $14.7 million for the three and nine months ended September 30, 1999, respectively, consist of trade show expenses, personnel costs, facility costs, professional fees and general costs to support operations. Breakaway Solutions expects selling, general and administrative expenses to increase significantly in future periods due to the expected growth in its infrastructure, hiring of additional dedicated sales and marketing employees and the expected significant amortization of intangible assets from its acquisitions. Also included in selling, general and administrative expenses for the three and nine months ended September 30, 1999 was $1.2 million and $2.5 million, respectively, of goodwill amortization related to the acquisition of our ownership interest in Breakaway Solutions.

     Equity Income (Loss)

     A significant portion of our net results of operations is derived from corporations in which we hold a significant minority ownership interest accounted for under the equity method of accounting. Equity income (loss) fluctuates with the number of companies accounted for under the equity method, our voting ownership percentage in these companies, the amortization of goodwill related to newly acquired equity method companies, and the net results of operations of these companies. As of December 31, 1998, we accounted for eight of our partner companies under the equity method of accounting. As of September 30, 1999, we accounted for 22 of our partner companies under this method. Under this method, the net results of operations of these entities are not reflected within our Consolidated Statements of Operations; however, our share of these companies' earnings or losses is reflected in the caption "Equity income (loss)" in the Consolidated Statements of Operations.

     Our ownership interest in VerticalNet is not consolidated in our financial statements for periods after December 31, 1998 but is accounted for under the equity method of accounting as a result of our lower ownership interest in VerticalNet following the completion of its initial public offering in February 1999. For the three and nine months ended September 30, 1999, VerticalNet had revenue of $5.2 million and $10.7 million, respectively, and net loss of $25.8 million and $38.2 million, respectively, compared to revenue of $.9 million and $1.9 million, respectively, and net loss of $3.4 million and $8.3 million, respectively, for the comparable periods in 1998. VerticalNet's revenue increased period to period primarily due to a significant increase in the number of storefronts as it grew the number of its vertical trade communities from 29 as of September 30, 1998 to 51 as of September 30, 1999. In addition, barter transactions, in which VerticalNet received advertising or other services in exchange for advertising on its Web sites, accounted for 23% of revenues for the nine months ended September 30, 1999 compared to 19% for the same period in 1998. VerticalNet's losses increased period to period due to the costs of maintaining, operating, promoting and increasing the number of its vertical trade communities increasing more than revenue and a one time non-recurring charge of $13.6 million for in-process research and development expensed in August 1999 relating to VerticalNet's acquisition of Isadra, Inc.

     During the three and nine months ended September 30, 1999 we accounted for 22 companies under the equity method of accounting, including VerticalNet, compared to five companies during the comparable 1998 periods. All 22 of the companies incurred losses in the period ended September 30, 1999. Our equity loss of $29.1 million and $49.1 million for the three and nine months ended September 30, 1999 consisted of $22.8 million and $37.9 million, respectively, related to our share of the equity method companies' losses and $6.3 million and $11.2 million, respectively, of amortization of the excess of cost over net book value of these companies. Of the $22.8 million and $37.9 million of equity loss related to our share of the losses of companies accounted for under the equity method for the three and nine months ended September 30, 1999, $9.0 million and $14.0 million, respectively, was attributable to VerticalNet, while the other 21 companies accounted for the remaining equity losses.

     VerticalNet expects to incur significant net losses for the foreseeable future because of its aggressive expansion plans. Due to the early stage of development of the other companies in which we acquire interests, existing and new partner companies accounted for under the equity method are expected to incur substantial losses. Our share of these losses is expected to be substantial in 1999.

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

Net Results of Operations-General ICG Operations

 General and Administrative

     Our general and administrative costs consist primarily of employee compensation, outside services such as legal, accounting and consulting, and travel-related costs. We commenced operations in March 1996 with offices in Wayne, Pennsylvania and San Francisco, California. As the number of our employees grew to support our operations and those of our partner companies, our general and administrative costs increased. In late 1998, we opened an office in Boston, Massachusetts, and in 1999 we established operations in Seattle, Washington and significantly increased the number of our employees nationwide. As a result of these initiatives, our general and administrative costs increased 626% and 406%, respectively, for the three and nine months ended September 30, 1999 compared to the comparable periods in 1998. We plan to continue to hire a substantial number of new employees, open new offices domestically and internationally, and build our overall infrastructure. We expect these costs to continue to be substantially higher compared to historical periods.

     During the year ended December 31, 1998 and the nine months ended September 30, 1999, we recorded aggregate unearned compensation expense of $.7 million and $16.6 million, respectively, in connection with the grant of stock options to non-employees and the grant of employee stock options with exercise prices less than the deemed fair value on the respective dates of grant. General and administrative costs for the three and nine months ended September 30, 1999 include $2.6 million and $3.3 million, respectively, of amortization expense related to stock grants. Amortization of deferred compensation expense for the year ended December 31, 1999 is expected to approximate $5.7 million. We expect to recognize amortization of deferred compensation expense of $5.6 million in 2000, $3.4 million in 2001, $1.9 million in 2002, $0.9 million in 2003 and $0.2 million in 2004.

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

General ICG Operations' other income consisted of the following:

                                                             Three Months Ended,               Nine Months Ended,
                                                             -------------------               ------------------
                                                                September 30,                    September 30,
                                                               -------------                     -------------
                                                            1999            1998              1999            1998
                                                            ----            ----              ----            ----
 Sale of Matchlogic to Excite                            $    -        $     -             $     -        $12,822,162
 Sales of Excite holdings                                     -              -                2,050,837     7,303,162
 Sale of Excite to @Home Corporation                          -              -                2,719,466        -
 Sale of WiseWire to Lycos                                    -              -                    -         3,324,238
 Sales of Lycos holdings                                      -              -                    -         1,202,944
 Sale of SMART Technologies, Inc. to i2                    2,941,806         -                2,941,806        -
 Issuance of stock by VerticalNet                         14,992,678         -               44,595,738        -
 Partner company impairment charges                       (2,042,821)     (643,049)          (5,340,293)     (643,049)
 Other                                                        -            108,632                6,030      (495,136)
                                                         -----------    ----------          -----------   -----------
                                                         $15,891,663   $  (534,417)         $46,973,584   $23,514,321
                                                         ===========   ===========          ===========   ===========

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

     In August 1999, we divested our ownership interest in SMART Technologies, Inc. due to the agreement of merger of SMART Technologies, Inc. and i2 Technologies, Inc. Upon completion of this merger during the three months ended September 30, 1999, our ownership interest in and advances to SMART Technologies, Inc. were converted into cash, common stock and warrants to purchase common stock of i2 Technologies, Inc. Our non-operating gain before taxes from this transaction was $2.9 million.

     Our remaining holdings of @Home Corporation, Lycos and i2 Technologies, Inc. at September 30, 1999 are accounted for as available-for-sale securities and are marked to market, with the difference between carrying value and market value, net of deferred taxes recorded in "Accumulated other comprehensive income" in the shareholders' equity section of our Consolidated Balance Sheets in accordance with Statement of Financial Accounting Standards No. 115.

     As a result of VerticalNet completing its initial public offering in February 1999 and issuing additional shares for acquisitions in 1999, our share of VerticalNet's net equity increased by $28.3 million, $1.3 million and $15.0 million, respectively. These increases adjust our carrying value in VerticalNet and result in non-operating gains of $15.0 million and $44.6 million, before deferred taxes of $5.3 million and $15.6 million, in the three and nine months ended September 30, 1999, respectively. These gains were recorded in accordance with SEC Staff Accounting Bulletin No. 84 and our accounting policy with respect to such transactions. We believe there is a high likelihood that transactions similar to these, in which a partner-company we account for under the consolidation or equity method of accounting issues shares of its common stock, will occur in the future and we expect to record gains or losses related to such transactions provided they meet the requirements of SEC Staff Accounting Bulletin No. 84 and our accounting policy. In some cases, as described in SEC Staff Accounting Bulletin No. 84, the occurrence of similar transactions may not result in a non-operating gain or loss but would result in a direct increase or decrease to our shareholders' equity.

     For the three and nine months ended September 30, 1999, we recorded impairment charges of $2.0 million and $5.3 million, respectively, for the other than temporary decline in the fair value of a cost method partner company. From the date we initially acquired an ownership interest in this partner company through September 30, 1999, our funding to this partner company represented all of the outside capital the company had available to fund its net losses and capital asset requirements. During the nine months ended September 30, 1999 we fully guaranteed the partner company's new bank loan and agreed to provide additional funding. We acquired additional non-voting convertible debentures of this partner company for $5.0 million in April 1999. The impairment charges we recorded were determined by the decrease in net book value of the partner company caused by its net losses, which were funded entirely based on our funding and bank guarantee. Given its continuing losses, we will continue to determine and record impairment charges in a similar manner for this partner company until the status of its financial position improves.

     Interest Income

     Our cash, cash equivalents and short term investments at September 30, 1999 are invested primarily in money market accounts and highly liquid, high quality debt instruments. During the nine months ended September 30, 1999, we received $32 million of proceeds from the sale of shares of our common stock, $90 million in convertible notes and approximately $209 million in our initial public offering. The increase in interest income in the three and nine months ended September 30, 1999 was primarily due to the significant increase in our cash and cash equivalents throughout 1999 as a result of these transactions.

     Interest Expense

     During the nine months ended September 30, 1999, we issued $90 million in convertible notes bearing interest at 4.99%. The increase in interest expense in the three and nine months ended September 30, 1999 was a result of this transaction. In accordance with the terms of the notes, interest accrued through August 5, 1999, the date of our IPO, was waived and reclassed to Additional Paid-in-Capital as a result of the conversion of the convertible notes in connection with our IPO.

     Income Taxes

     From our inception on March 4, 1996 to February 2, 1999, we were organized as a limited liability company and were treated as a partnership for income tax purposes. As a result of our converting from an LLC to a corporation on February 2, 1999, we are subject to corporate federal and state income taxes. At the time of our conversion to a corporation, we recorded a deferred tax benefit and related deferred tax asset of $7.7 million which primarily represented the excess of tax basis over book basis of our partner companies. For the period from the date of our conversion to a corporation through September 30, 1999, we recorded additional tax benefit of $5.1 million related to our consolidated results of operations for that period, net of deferred tax expense of $15.6 million relating to our gain on VerticalNet's common stock issuances.

     We have not recorded a valuation allowance related to our gross deferred tax assets because we believe it is more likely than not that we will realize the benefits of these assets. The assets relate primarily to the excess of tax basis over book basis of our partner companies. These differences in basis represent capital losses for tax purposes which, if recognized, can only be deducted to the extent of capital gains. Additionally, these losses may be carried back three years and carried forward five years from the year in which they occur. While selling any portion of our ownership interests in partner companies is something we will not do in the ordinary course of business, we would consider pursuing such a sale at the minimum amount necessary to prevent any capital losses from expiring unutilized. If we do not believe such a strategy, or an alternative strategy, will be available in the time periods allowed for carrying back and carrying forward losses, we will establish a valuation allowance at that time. Most of our partner companies are in an early stage of development, currently generate significant losses and are expected to generate significant losses in the future. The marketability of the securities we own of our partner companies is generally limited as they primarily represent ownership interests in companies whose stock is not publicly traded. As of September 30, 1999, our only publicly traded partner companies are VerticalNet and US Interactive. As a result, there is significant risk that we may not be able to realize the benefits of expiring carryforwards.

 Liquidity and Capital Resources

     We have funded our operations with a combination of equity proceeds, proceeds from the issuance of convertible notes, proceeds from the sales of a portion of our Excite and Lycos holdings, and borrowings under bank credit facilities.

     We received equity commitments of $40 million in 1996, of which $13.7 million and $20.1 million was received in 1996 and 1997, respectively, and $6.2 million of which was funded with an in-kind contribution of holdings of a partner company in 1996. We received additional commitments of $70 million in 1998, of which $38 million was received in 1998 and $32 million was received during the nine months ended September 30, 1999.

     In August 1999, we completed our initial public offering ("IPO") of 15,310,000 shares of our common stock at $12.00 per share. Concurrently, we completed a private placement of 3,750,000 shares at the $12.00 IPO price. Net proceeds to us from these transactions aggregated approximately $209.1 million (net of underwriters' commission and offering expenses of approximately $19.6 million).

     In May 1999, we issued $90 million of convertible subordinated notes which converted to 7,499,866 shares of the Company's common stock upon the completion of our initial public offering in August 1999. Upon the conversion of these notes, we issued 1,500,000 warrants to purchase our common stock at $12 per share through May 2002. In accordance with the terms of the notes, all accrued interest was waived upon conversion.

     Sales of Excite and Lycos stock generated proceeds of $36.4 million in 1998 and sales of Excite stock generated proceeds of $2.5 million during the nine months ended September 30, 1999.

     In April 1999, we entered into a $50 million revolving bank credit facility. In connection with the facility, we issued warrants to purchase 200,000 shares of common stock for an exercise price of $10.00 per share exercisable for seven years. We valued these warrants at $1.0 million and account for them as debt issuance costs. The facility matures in April 2000, is subject to a .25% unused commitment fee, bears interest, at our option, at prime and/or LIBOR plus 2.5%, and is secured by substantially all of our assets (including all of our holdings in VerticalNet). Borrowing availability under the facility is based on the fair market value of our holdings of publicly-traded partner companies (VerticalNet, Breakaway Solutions, Inc. and US Interactive as of November 12, 1999) and the value, as defined in the facility,of our private partner companies. If the market price of our publicly-traded partner companies declines, availability under the credit facility could be reduced significantly and could have an adverse effect on our ability to borrow under the facility and could require an immediate repayment of a portion of our outstanding borrowings, if any. Based on the provisions of the borrowing base, borrowing availability at September 30, 1999 was $50 million, none of which was outstanding.

     Existing cash, cash equivalents and short-term investments, availability under our revolving bank credit facility, proceeds from the potential sales of all or a portion of our minority interests and other internal sources of cash flow are expected to be sufficient to fund our cash requirements through the next 12 months, including commitments to new and existing partner companies and general operations requirements. As of September 30, 1999, we were contingently obligated for approximately $3.3 million of guarantee commitments and as of November 12, 1999, commitments to new and existing partner companies that may require funding in the next 12 months totaled $32 million. We will continue to evaluate acquisition opportunities and we expect to acquire additional ownership interests in new and existing partner companies in the next 12 months which may make it necessary for us to raise additional funds. We will likely have to raise additional funds through the issuance of equity securities or obtain additional bank or other financing. If additional funds are raised through the issuance of equity securities, our existing shareholders may experience significant dilution. Our revolving bank credit facility matures in April 2000, at which time we may not be able to renew the facility or obtain additional bank financing, or may only be able to do so on terms not favorable or acceptable to us.

     Prior to 1999, Breakaway Solutions funded its operations through a combination of cash flow from operations, bank borrowings and leases. In January 1999, we acquired a majority interest in Breakaway Solutions for $8.3 million, of which Breakaway Solutions used $4.5 million to repurchase treasury stock. In July 1999, Breakaway Solutions completed a private placement of equity securities of about $19.1 million, of which we contributed $5.0 million. In October 1999, Breakaway Solutions completed its initial public offering raising approximately $45 million. Our ownership interest in Breakaway Solutions after their initial public offering will be approximately 41% and will be accounted for under the equity method. Breakaway Solutions expects its existing cash resources will be sufficient to fund its operations through the next 12 months. We have no obligation to provide additional funding to Breakaway Solutions or with respect to its outstanding debt arrangements.

     Consolidated working capital increased to $200.4 million at September 30, 1999, compared to $20.5 million at December 31, 1998 primarily as a result of equity proceeds we raised early in 1999 and from our IPO more than offsetting the cost of the ownership interests we acquired and the tax distribution to shareholders during the nine months ended September 30, 1999.

     Cash used in operating activities in the nine months ended September 30, 1999 compared to the same prior year period increased due to the increased cost of General ICG Operations' general and administrative expenses.

     Cash used in investing activities primarily reflects the acquisition of ownership interests in and advances to new and existing partner companies, offset in the nine months ended September 30, 1999 and 1998 by the proceeds of $20.5 million and $2.5 million, respectively, from the sales of a portion of Excite and Lycos holdings.

     We utilized $145.9 million, including $13.2 million contributed directly to Breakaway Solutions and an additional $4.0 million used to purchase an additional ownership interest in Breakaway Solutions directly from shareholders of Breakaway Solutions, and including $8.8 million in the aggregate to acquire our majority ownership interests in Ag Producer Network, Inc., EmployeeLife.com and iParts, to acquire interests in or make advances to new and existing partner companies during the nine months ended September 30, 1999. These companies included: Arbinet Communications, asseTrade.com, BidCom, Blackboard, ClearCommerce, Collabria, CommerceQuest, CommerX, Deja.com, e-Chemicals, eMarketWorld, Entegrity Solutions, Internet Commerce Systems, Net Vendor System, Inc., ONVIA.com, PlanSponsor Exchange, PrivaSeek, Residential Delivery Services, Inc., SageMaker, ServiceSoft, Star-Cite!, SMART Technologies, Syncra Software, Tradex Technologies, United Messaging, and Universal Access.

     During the nine months ended September 30, 1999 we acquired an interest in a new partner company from shareholders of the partner company who have an option, exercisable at any time through August 2000, of electing to receive cash of $11.3 million or 1,041,666 shares of our common stock. As of September 30, 1999, $2.8 million of the obligation has been converted into 254,635 shares of our common stock.

     We utilized $68.3 million to acquire interests in or make advances to new and existing partner companies during the period from October 1, 1999 through November 12, 1999. These companies included: Animated Images, Inc., Benchmarking Partners, Inc., ClearCommerce, CommerceQuest, JusticeLink, Inc., ONVIA.com, PaperExchange.com, LLC, PrivaSeek, Purchasing Solutions, Inc., SageMaker, traffic.com ,VerticalNet, Inc., VitalTone, Inc. and Vivant! Corporation.

     In October 1999, we entered into an agreement to acquire an interest in eMerge Interactive Inc. for a combination of cash at closing of $27 million and a note due one year after issuance of $23 million, of which $5.0 million may be payable earlier under certain circumstances. The agreement is expected to close in the second half of November 1999.

     Our operations are not capital intensive, and capital expenditures in any year normally will not be significant in relation to our overall financial position. We expect to commit funds in 1999 and 2000 to the buildout of our larger new corporate headquarters in Wayne, Pennsylvania, our international expansion, and the development of our information technology infrastructure. There were no material capital asset purchase commitments as of September 30, 1999.

Recent Accounting Pronouncements

     We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position or cash flows.

 Year 2000 Readiness Disclosure

     Many computer programs have been written using two digits rather than four digits to define the applicable year. This poses a problem at the end of the century because these computer programs may recognize a date using "00" as the year 1900, rather than the year 2000. This in turn could result in major system failures or miscalculations and is generally referred to as the Year 2000 issue.

     We currently use the information technology systems and many non-information technology systems of Safeguard Scientifics, Inc., one of our principal shareholders, as well as some of our own systems. Our own systems are new, and we have received assurances from all of the vendors providing these systems that they will function properly into the new millenium. Safeguard has completed its assessment of its computer information systems.

 Safeguard has replaced all computer systems and software which were determined to be Year 2000 non-compliant. Safeguard has completed testing and implementation of its computer systems. Safeguard has received verification from its vendors that its information systems are Year 2000 ready and expects to complete any necessary remediation of non-information systems during 1999. Safeguard has a back-up generator in its data center which enables a "disaster recovery" area to support critical computer and telecommunications in the case of power loss. We plan to survey our vendors of the non-information technology systems that we use independently of Safeguard and we expect to complete remediation, if necessary, during 1999. If we determine that these systems are non-compliant and are at risk to not be remedied in time, we will develop a contingency plan.

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

     VerticalNet has completed its Year 2000 compliance assessment plan. This plan includes assessing both its information and non-information technology as well as its internally-developed production and operation systems. Based on this assessment, VerticalNet believes that all non-information technology, all internally-developed production and operations systems and all of its technology are Year 2000 compliant.

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

     In the event that VerticalNet's production and operational facilities that support its Web sites are disrupted, small portions of its Web sites may become unavailable. VerticalNet's review of its systems has shown that there is no single application that would make its Web sites totally unavailable and VerticalNet believes that it can quickly address any difficulties that may arise. Having completed a specific analysis of its Web-hosting facilities, all functionalities are in compliance with VerticalNet's Year 2000 compliance assessment plan. In the event that VerticalNet's Web-hosting facilities are not Year 2000 compliant, its Web sites would be unavailable and it would not be able to deliver services to its users.

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



 Breakaway Solutions

     Breakaway Solutions ("Breakaway") has established a Year 2000 readiness team to carry out a program for the assessment of its vulnerability to the Year 2000 issues and remediation of identified problems. The team consists of senior information technology and business professionals and meets on a regular basis. An outside consultant is also working with the readiness team on a temporary basis to assist them in carrying out their tasks.

     The readiness team has developed a program with the following key phases to assess its state of Year 2000 readiness:

 .      Develop a complete inventory of its hardware and software, and assess whether that hardware and software is Year 2000 ready;
 .      Test its internal hardware and software which Breakaway believes have a significant impact on its daily operations to assess whether it is Year 2000 ready;
 .      Upgrade, remediate or replace any other hardware or software that is not
     Year 2000 ready; and
 .      Develop a business continuity plan to address possible Year 2000 consequences which Breakaway cannot control directly or which it has not been able to test or remediate.

     Breakaway has completed a number of the tasks which its program requires, as follows;

 .      Completed the inventory of hardware and software at all of its locations and have determined that all of the inventoried hardware and software that it believes have a significant impact on it daily operations is Year 2000 ready or can be made ready with a nominal change or replacement, based on its vendors' web site certifications statements and commercially available Year 2000 testing products;

 .      Implemented internal policies to require that a senior information technology professional approves as Year 2000 ready any hardware or software that its plans to purchase;

 .      Developed a list of all vendors which it deems to have a significant business relationship with Breakaway. Of the approximately 20 vendors it has identified, it has obtained web site certifications or made written inquiries for information or assurances with respect to the Year 2000 readiness of products or services that it purchases from those vendors;

 .      Prepared test plans for date sensitive applications which it believes have a significant impact on its daily operations and have scheduled dates to perform this testing in the third quarter of 1999;

 .      Completed an internal review to determine the commitments it has made to its customers with respect to the Year 2000 readiness of solutions which it has provided to those customers; and

 .      Formulated a business continuity plan that encompasses Breakaway's strategy for preparation, notification and recovery in the event of a failure due to the year 2000 issue. The plan includes procedures to minimize downtime and expedite resumption of business operations and other solutions for responding to internal failures with its information technology department as well as widespread external failures related to the Year 2000 issue.

     Breakaway has specific tasks to complete with respect to our Year 2000 program, including;

 .      Evaluations of questionnaires regarding Year 2000 readiness to its critical vendors as they are returned;

 .      Testing of its internal hardware and software which it believes have a significant impact on its daily operations to confirm its Year 2000 readiness;

 .      Implementation of any necessary changes, identified as a result of testing, to its internal software and hardware.

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

     Risks

     If Breakaway fails to solve a Year 2000 problem with respect to any of its systems, it could experience a significant interruption of its normal business operations. It believes that the most reasonably likely worst case scenarios related to the Year 2000 issue for its business are as follows:

 .        If a solution which it provided to a client causes damage or injury to that client because the solution was not Year 2000 compliant, it could be liable to the client for breach of warranty. In a number of cases, its contracts with clients do not limit our liability for this type of breach;

 .        If there is a significant and protracted interruption of
       telecommunication services to its main office, it would be unable to conduct business because of its reliance on telecommunication systems to support daily operations, such as internal communications through e-mail; and

 .        If there is a significant and protracted interruption of electrical power or telecommunications services to its application hosting facilities, it would be unable to provide its application hosting services. This failure could significantly slow the growth of its application hosting business which is an important part of its strategic plan. It has sought to locate its application hosting facilities in leased space in co-location facilities which have back-up power systems and redundant telecommunications services.

 Item 3.    Quantitative and Qualitative Disclosures About Market Risk
            ----------------------------------------------------------

     Internet Capital Group is exposed to equity price risks on its ownership interests in publicly traded and other securities. These companies are considered small capitalization stocks. Internet Capital Group typically does not attempt to reduce or eliminate its market exposure on securities. A 20% decrease in equity prices would result in an approximate $95 million decrease in the fair value of our publicly traded securities accounted for on the equity method or classified as available-for-sale at September 30, 1999.
 Substantially all of the value of these equity securities at September 30, 1999 consisted of our holdings in VerticalNet.

     Availability under Internet Capital Group bank credit facilities is determined by the market value of the publicly traded and privately held securities pledged as collateral. As of September 30, 1999, Internet Capital Group had sufficient collateral to enable it to fully utilize this facility. Additionally, Internet Capital Group is exposed to interest rate risk primarily through its bank credit facility. At September 30, 1999, there were no borrowings outstanding.

Part II. - OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------

None.

Item 2. Changes in Securities and Use of Proceeds
        -----------------------------------------

CHANGES IN SECURITIES
----------------------

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

Options to purchase Common Stock

Internet Capital Group from time to time has granted stock options to employees, directors, advisory board members and certain employees of its partner companies. For the three months ended September 30, 1999, options to purchase 1,473,000 shares of common stock were granted at a weighted average exercise price of $8.71 per share.

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



Item 3. Defaults Upon Senior Securities
        -------------------------------

None.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

None

Item 5. Other information
        -----------------

None

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

   (a) Exhibits Number                  Description
       ---------------                  -----------
            10.1                        Stock Purchase Agreement  between Internet Capital Group, Inc.
                                        and Safeguard Scientifics, Inc.
            10.2                        Stock Purchase Agreement between Internet Capital Group, Inc.
                                        and International Business Machines Corporation (incorporated by reference to Exhibit 10.23.1 to Amendment No. 2 to the
                                        Registration Statement on Form S-1 filed by the Registrant on

                                        July 16, 1999 (Registration No. 333-78193))
 10.3                                   Amendment to Benchmarking Partners Option Agreement dated July
                                        19, 1999 by and between Christopher H. Greendale and Internet
                                        Capital Group, Inc. (incorporated by reference to Exhibit
                                        10.29.1 to Amendment No. 3 to the Registration Statement on
                                        Form S-1 filed by the Registrant on August 2, 1999
                                        (Registration No. 333-79193))
 27                                     Financial Data Schedule (electronic filing only)

(b) Reports on Form 8-K - None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              INTERNET CAPITAL GROUP, INC.
                                        (Registrant)



Date: November 15, 1999       /s/ David D. Gathman
                              -------------------------------------------------
                              David D. Gathman
                              Chief Financial Officer (Principal Financial
                              and Principal Accounting Officer)
                              (Duly Authorized Officer)

                                    EXHIBIT INDEX


Exhibit number                      Description
--------------                      -----------



10.1 Stock Purchase Agreement between Internet Capital Group, Inc. and Safeguard Scientifics, Inc.

10.2 Stock Purchase Agreement between Internet Capital Group, Inc. and International Business Machines Corporation (incorporated by reference to Exhibit 10.23.1 to Amendment No. 2 to the Registration Statement on Form S-1 filed by the Registrant on July 16, 1999 (Registration No. 333-78193))

10.3 Amendment to Benchmarking Partners Option Agreement dated July 19, 1999 by and between Christopher H. Greendale and Internet Capital Group, Inc. (incorporated by reference to
                    Exhibit 10.29.1 to Amendment No. 3 to the Registration Statement on Form S-1 filed by the Registrant on August 2, 1999 (Registration No. 333-78193))

27.1                Financial Data Schedule
                    (Electronic filing only)