Form 10-K
period 1999-12-31
INTERNET CAPITAL GROUP INC
filed 2000-03-16
CIK 1085621

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ______________________

                                   FORM 10-K

   FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                                  (Mark One)
[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITES EXCHANGE ACT OF 1934

                    For Fiscal Year Ended December 31, 1999
                                       OR
[_]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
  For the Transition Period from _____________________ to ____________________
                           Commission File 000-26929
                                ________________

                          INTERNET CAPITAL GROUP, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                                23-2996071
(State of other jurisdiction                                   (IRS Employer
of incorporation or organization)                         Identification Number)

Building 800, 435 Devon Park Drive, Wayne, PA                      19087
(Address of principal executive offices)                         (Zip Code)

                                (610) 989-0111
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:
                                     None
          Securities registered pursuant to Section 12(g) of the Act:

     Title of Class                    Name of Each Exchange on which Registered
Common Stock, $0.001 par value                     Nasdaq Stock Market

_________________________
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                               [X]Yes      [_]No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The approximate aggregate market value of Common Stock held by non-affiliates of the Company was $21.5 billion as of March 1, 2000. (For purposes of determining this amount only, the Company has defined affiliates as including (a) the executive officers named in Part I of this 10-K Report, (b) all directors of the Company and (c) each stockholder that has informed the Company by March 1, 2000 that it is the beneficial owner of 10% or more of the outstanding common stock of the Company.

The number of shares of the Company's Common Stock outstanding as of March 1, 2000 was 264,283,685 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the "Definitive Proxy Statement") to be filed with the Securities and Exchange Commission relative to the Company's Annual Meeting of Stockholders for the fiscal year ended December 31, 1999 are incorporated by reference into Part III of this Report.

                         Internet Capital Group, Inc.

                                   Form 10-K


                               December 31, 1999


                               TABLE OF CONTENTS

Item                                                                                                                        Page No.
----                                                                                                                        --------
                                                              PART I

     1.   Business.........................................................................................................        2
     2.   Properties.......................................................................................................       16
     3.   Legal Proceedings................................................................................................       16
     4.   Submission of Matters to a Vote of Security Holders..............................................................       16
     4A.  Executive Officers of the Registrant.............................................................................       17

                                                              PART II

     5.   Market for Registrant's Common Equity and Related Stockholder Matters............................................       18
     6.   Selected Consolidated Financial Data.............................................................................       20
     7.   Management's Discussion and Analysis of Financial Condition and Results of Operations............................       20
     7A.  Quantitative and Qualitative Disclosures About Market Risk ......................................................       35
     8.   Financial Statements and Supplementary Data......................................................................       35
     9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosures............................       67

                                                             PART III

     10.  Directors and Executive Officers of the Registrant ..............................................................       67
     11.  Executive Compensation ..........................................................................................       67
     12.  Security Ownership of Certain Beneficial Owners and Management ..................................................       67
     13.  Certain Relationships and Related Transactions ..................................................................       67

                                                              PART IV

     14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..................................................       67

     SIGNATURES............................................................................................................       73

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended, and Section 21E of the Securities Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us and our partner companies, that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "continue," or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed elsewhere in this Report and the risks discussed in our other Securities and Exchange Commission ("SEC") filings including our Registration on Form S-1 declared effective on August 4, 1999 by the SEC (File No. 333-78193), our Registration on Form S-1 declared effective on December 15, 1999 by the SEC (File No. 333-91447), and our Forms 10-Q filed on September 20, 1999 and November 15, 1999. The following discussion should be read in conjunction with our audited Consolidated Financial Statements and related Notes thereto included elsewhere in this report.

     Although we refer in this Report to the companies in which we have acquired an equity ownership interest as our "partner companies" and that we have a "partnership" with these companies, we do not act as an agent or legal representative for any of our partner companies, and we do not have the power or authority to legally bind any of our partner companies, and we do not have the types of liabilities in relation to our partner companies that a general partner of a partnership would have.

                                    PART I

ITEM 1. BUSINESS

Overview

     Internet Capital Group is an Internet company actively engaged in business-to-business, or B2B, e-commerce through a network of partner companies. Our goal is to become the premier B2B e-commerce company by establishing an e-commerce presence in major segments of the global economy. We believe that our sole focus on the B2B e-commerce industry allows us to capitalize rapidly on new opportunities and to attract and develop leading B2B e-commerce companies. As of December 31, 1999, we owned interests in 49 B2B e-commerce companies that we refer to as our partner companies.

     Our operating strategy is to integrate our partner companies into a collaborative network that leverages our collective knowledge and resources. With the goal of holding our partner company interests for the long-term, we use these collective resources to actively develop the business strategies, operations and management teams of our partner companies. Our resources include the experience, industry relationships and specific expertise of our management team, our partner companies' management and our Advisory Board. Currently, our Advisory Board consists of individuals with executive-level experience in general management, sales and marketing and information technology at leading companies such as Coca-Cola Company, Exodus Communications, IBM Corporation, MasterCard, Merrill Lynch and Microsoft. We believe that building successful B2B e-commerce companies enhances the ability of our collaborative network to facilitate innovation and growth among our partner companies.

     The substantial growth in B2B e-commerce creates tremendous market opportunities for new emerging companies. Forrester Research estimates that the United States B2B e-commerce market, defined as the intercompany trade of hard goods over the Internet, will grow from $43 billion in 1998 to more than $1.3 trillion by 2003. International Data Corporation, or IDC, projects that the Western European B2B e-commerce market will grow from $3.8 billion in 1998 to over $350 billion by 2003. We focus on two types of B2B e-commerce companies, which we call market makers and enabling service providers.


          . Market makers bring buyers and sellers together by creating Internet-based markets for the exchange of goods, services and information. Market makers enable more effective and lower cost commerce for traditional businesses by providing access through the Internet to a broader range of buyers and sellers. Market makers typically operate in a specific industry or provide specific goods and services across multiple industries. Market makers tailor their business models to match a target market's distinct characteristics. At December 31, 1999 our partner company network included significant interests in the following 30 market makers: Animated Images, Arbinet Communications, asseTrade, AUTOVIA, Bidcom, Collabria, Commerx, ComputerJobs.com, CourtLink, CyberCrop.com., Deja.com, e-Chemicals, eMarketWorld, eMerge Interactive,

               EmployeeLife.com, ICG Commerce, Internet Commerce Systems, iParts, JusticeLink, Metalsite, NetVendor, ONVIA.com, PaperExchange.com, Plan Sponsor Exchange, Residential Delivery Services, Retail Exchange, StarCite, Universal Access, USgift.com and VerticalNet.

          . Enabling service providers sell software and services to businesses engaged in e-commerce. Many businesses need assistance in designing business practices to take advantage of the Internet and in building and managing the technological infrastructure needed to support B2B e-commerce. At December 31, 1999, our partner company network included significant interests in the following 19 enabling service providers: Benchmarking Partners, Blackboard, Breakaway Solutions, ClearCommerce, CommerceQuest, Context Integration, Entegrity Solutions, iSky, Jamcracker, LinkShare, PrivaSeek, SageMaker, Servicesoft Technologies, Syncra Software, TRADEX Technologies, traffic.com, United Messaging, US Interactive, and Vivant!

     We have grown rapidly since our inception in 1996. In 1998 and 1999, we added 12 and 29 B2B e-commerce companies, respectively, to our network. All of our acquisitions as of December 31, 1999 have been B2B e-commerce companies headquartered in the United States. We expect to continue to evaluate additional acquisition opportunities in the United States. In addition, at the end of 1999 we opened an office in London, England which focuses on European B2B e-commerce opportunities.

     Internet Capital Group, Inc. is a successor to a business originally founded in March 1996 as a Delaware limited liability company under the name Internet Capital Group, L.L.C. As a limited liability company, Internet Capital Group, L.L.C. was treated for income tax purposes as a partnership with taxes on the income generated by Internet Capital Group, L.L.C. paid by its members. Internet Capital Group, L.L.C. merged into Internet Capital Group, Inc. on February 2, 1999 with Internet Capital Group, Inc. surviving (the "Reorganization"). In connection with the Reorganization and as required by its limited liability company agreement to satisfy the members' tax liabilities, Internet Capital Group, L.L.C. declared a $10.7 million distribution to its members. Internet Capital Group, Inc. has assumed all liabilities of Internet Capital Group, L.L.C. including the distribution to members of Internet Capital Group, L.L.C. Also as part of the Reorganization, Internet Capital Group, Inc. issued 164,011,098 shares of common stock to the members of Internet Capital Group, L.L.C. The separate existence of Internet Capital Group, L.L.C. ceased in connection with the Reorganization.

Industry Overview

     Growth of the Internet

     People and businesses are increasingly relying on the Internet to access and share information as well as to purchase and sell products and services.
IDC estimates that at the end of 1998 more than 142 million people were using the Internet to communicate, participate in discussion forums and obtain information about goods and services. IDC projects that this user base will grow to 502 million people by the end of 2003. A rapidly growing number of businesses use the Internet to market and sell their products and streamline business operations. According to Forrester Research, 50% of all United States businesses will be on-line by 2002.

     Growth of B2B E-Commerce

     The Internet's substantial growth creates tremendous market opportunities for companies that connect buyers and sellers, and companies that create applications and systems for traditional businesses wishing to engage in e-commerce. Historically, B2B e-commerce has occurred through electronic data interchange over proprietary networks, which are costly and available only to a limited number of participants. The Internet provides an open platform with common communication protocols to build efficient, cost-effective networks that facilitate e-commerce. As Internet-based network reliability, speed and security have improved in recent years and as more businesses have connected to the Internet, traditional businesses are beginning to use the Internet to conduct e-commerce and exchange information with customers, suppliers and distributors. While the business-to-consumer e-commerce market currently is significant in size, estimated by IDC to have encompassed $15 billion in goods and services in 1998, the B2B e-commerce market is larger and is predicted to grow dramatically. Forrester Research projects that the United States B2B e-commerce market, which Forrester Research defines as the intercompany trade of hard goods over the Internet, will grow from $43 billion in 1998 to over $1.3 trillion by 2003. IDC projects that the Western European B2B e-commerce market will grow from $3.8 billion in 1998 to over $350 billion by 2003.

     We believe that the B2B e-commerce market is beginning a period of rapid development and growth for the following reasons:

          . Expanded Access to New and Existing Customers and Suppliers. Traditional businesses have relied on their sales forces and purchasing departments to develop and maintain customer and supplier relationships. This model is constrained by the time and cost required to exchange current information regarding requirements, prices and product availability, and the difficulty of cost-effectively locating new customers and suppliers and managing existing relationships. Traditional businesses can leverage the Internet to obtain and communicate real-time, accurate information regarding requirements, prices and products to a global audience, including suppliers, customers and business partners. This makes it easier for businesses to attract new customers and suppliers, improve service and increase revenue.

          . Increased Efficiency and Reduced Cost. Traditional businesses can utilize the Internet to automate their internal operations, including manufacturing, finance, sales and purchasing functions. The Internet can also be used to increase information flow and access throughout an organization. This increases operational efficiency by reducing the time, costs and resources required to transact business, lowering inventory levels and procurement costs, and improving responsiveness to customers and suppliers.

     Market Opportunities for Emerging B2B E-Commerce Companies

     We believe that there are significant opportunities for companies that can assist traditional businesses in using the Internet to create more efficient markets and enable e-commerce. We call these companies B2B e-commerce companies. We focus on two types of B2B e-commerce companies: market makers and enabling service providers.

          . Market Makers. Market makers bring buyers and sellers together by creating Internet-based markets for the exchange of goods, services and information. Market makers enable more effective and lower cost commerce for traditional businesses by providing access through the Internet to a broader range of buyers and sellers. Market makers typically operate in a specific industry or provide specific goods and services across multiple industries. Market makers tailor their business models to match a target market's distinct characteristics. We refer to market makers operating in a particular industry as vertical market makers, and to market makers operating across multiple industries as horizontal market makers. Vertical and horizontal market makers may:

               .    act as principals in transactions;

               . automate business processes so as to make them more efficient;

               . operate exchanges where buyers and sellers dynamically negotiate prices; or

               . facilitate interaction and transactions among businesses and professionals with common interests by providing an electronic community.

     Market makers may generate revenue by:

               .    selling products and services;

               . charging fees based on the value of the transactions they facilitate;

               .    charging fees for access to their Internet-based services;
                    or

               .    selling advertising on their Web sites.

          . Enabling Service Providers. Enabling service providers sell software and services to businesses engaged in e-commerce. Many businesses need assistance in designing business practices to take advantage of the Internet, and in building and managing the technological infrastructure needed to support B2B e-commerce. Enabling service providers help businesses in the following ways:

               . Strategic Consulting and Systems Integration. Strategic consultants assist traditional businesses in developing their e-commerce strategies. Systems integrators develop and implement a technological infrastructure that enables e-commerce. Systems integrators also integrate e-commerce applications with existing enterprise applications. Strategic consultants and systems integrators typically charge their clients on a project-by-project basis.

               . Software Providers. Software providers design and sell software applications, tools and related services that support e-commerce and integrate business functions. Software providers may sell or license their products.

               . Outsourced Service Providers. Outsourced service providers offer software applications, infrastructure and related services designed to help traditional businesses reduce cost, improve operational efficiency and decrease time to market. Outsourced service providers may charge fees on a per-use or periodic basis.

     Challenges Facing Emerging B2B E-Commerce Companies

     We believe that emerging B2B e-commerce companies face certain challenges, including:

          . Developing a Successful Business Model. B2B e-commerce companies must develop business models that capitalize on the Internet's capabilities to provide solutions to traditional companies in target industries. B2B e-commerce companies require industry expertise because each industry and market has distinct characteristics including existing distribution channels, levels of concentration and fragmentation among buyers and sellers, procurement policies, product information and customer support requirements. B2B e-commerce companies also require Internet expertise in order to apply their capabilities to their target industries.

          . Building Corporate Infrastructure. Many B2B e-commerce companies have been recently formed and require sales and marketing, executive recruiting and human resources, information technology, and finance and business development assistance. These companies also require capital as significant resources may be required to build technological capabilities and internal operations.

          . Finding the Best People. Entrants into the B2B e-commerce market require management with expertise in the applicable market, an understanding of the Internet's capabilities, the ability to manage rapid growth and the flexibility to adapt to the changing Internet marketplace. We believe that very few people have these skills, and those that do are highly sought after. To be successful, companies must attract and retain highly qualified personnel.

     We believe that the most successful B2B e-commerce companies will rapidly identify market demands and move quickly to satisfy those demands. B2B e-commerce companies that accomplish this goal may establish new standards, gain market share, secure critical partnerships and create a brand name, making competition more difficult for new entrants. In addition, B2B e-commerce companies must keep abreast of Internet and industry-specific developments and adapt to a rapidly changing environment.

Our Solution and Strategy

     Our goal is to become the premier B2B e-commerce company by establishing an e-commerce presence in major segments of the global economy. We believe that our sole focus on the B2B e-commerce industry allows us to capitalize rapidly on new
opportunities and to attract and develop leading B2B e-commerce companies.   As
of December 31, 1999, we owned interests in 49 B2B e-commerce companies that we refer to as our partner companies.

     Our operating strategy is to integrate our partner companies into a collaborative network that leverages our collective knowledge and resources. With the goal of holding our partner company interests for the long-term, we use these collective resources to actively develop the business strategies, operations and management teams of our partner companies. Our resources include the experience, industry relationships and specific expertise of our management team, partner companies, strategic investors and Advisory Board members.

     Our strategy is to:

          . create or identify companies with the potential to become industry leaders;

          . acquire significant interests in partner companies and incorporate them into our collaborative network;

          . provide strategic guidance and operational support to our partner companies; and

          .    promote collaboration among our partner companies.

     In implementing our strategy, we leverage the collective knowledge and experience of our partner companies, strategic investors and Advisory Board members. Our Advisory Board consists of more than 15 experienced executives from various backgrounds who provide our network with strategic guidance, sales, marketing and information technology expertise and industry contacts. Ideally, we would like to own 40% or more of each of our partner companies, with management and public shareholders owning the remaining interests, but we believe that we can have significant influence with lower ownership levels.

     Our strategy includes acquiring interests in partner companies based in the United States and abroad. We opened an office in London in late 1999 that focuses on European B2B opportunities. We have staffed our London office with two executives from one of Europe's leading private equity firms. These two executives worked together on Internet acquisitions in Europe and cultivated a broad network of technology and vertical market contacts. We anticipate opening an office in continental Europe during 2000. We plan to staff our European offices with personnel that will provide strategic guidance and operational support to our partner companies operating in Europe.

     We plan to acquire interests in European B2B e-commerce companies. If we wish to enter a European market in which we cannot locate an attractive partner company candidate, we may create a new company or assist one of our partner companies located in the United States in expanding overseas. In addition, our worldwide personnel will focus on providing connections and resources to all our partner companies, creating an international expansion platform for each member of the network.

     Create or Identify Companies With the Potential to Become Market Leaders

     Our expertise in the B2B e-commerce market allows us to build or identify companies that are positioned to succeed. We apply a disciplined analysis that capitalizes on this competitive advantage. When we evaluate whether to enter a market by building a company or acquiring an interest in an existing company, we weigh the following industry and partner company factors:.

     .    Industry Criteria


               . Inefficiency. We consider whether the industry suffers from inefficiencies that may be alleviated through e-commerce. We also consider the relative amount of inefficiency, as more inefficient industries present greater profit potential.

               . Competition. We evaluate the amount of competition that a potential partner company faces from e-commerce and traditional businesses.

               . Significance of Vertical Market. Our strategy includes acquiring interests in market makers doing business in the principal vertical markets of the global economy. When evaluating market makers, we consider whether the market maker has the potential to be a leader in its vertical market.

               . Industry Potential. When evaluating a market maker, we consider the number and dollar value of transactions in its corresponding industry. We evaluate the incremental efficiency to be gained from conducting or supporting transactions on-line and estimate the potential to migrate transactions on-line. By considering these factors, we can focus on vertical industries for which the leading market maker can eventually generate significant transaction activity for the market maker.

               . Centralized Information Sources. When evaluating market makers, we consider whether the industry has product catalogs, trade journals and other centralized sources of information regarding products, prices, customers and other factors. The availability of this information makes it easier for a market maker to facilitate interaction and transactions. We generally avoid industries where this information is not available.

               . Enabling Service Provider Profit Potential. When evaluating enabling service providers, we examine the size of the market opportunity, the profit potential in serving the target market and whether the enabling service provider can provide assistance to our market maker partner companies.

          .    Partner Company Criteria

               . Industry Leader. We partner with a company only if we believe that it has the products and skills to become a leader in its industry.

               . Significant Ownership. We consider whether we will be able to obtain a significant position in the company and exert influence over the company.

               . Network Synergy. We consider the degree to which a potential partner company may contribute to our network, and benefit from our network and operational resources.

               . Management Quality. We assess the overall quality and industry expertise of a potential partner company's management.

     Acquire Interests in Partner Companies

     After we identify an attractive potential partner company, we negotiate the acquisition of a significant interest in the company. As a condition to an acquisition, we require representation on the company's board of directors to ensure our ability to provide active guidance to the partner company. We structure acquisitions to permit the partner company's management and key personnel to retain an equity stake in the company. As a result of our experience, we believe that we have the ability to complete acquisitions quickly and efficiently. After acquiring interests in partner companies, we frequently participate in their follow-on financings and seek to increase our ownership positions.

     During our negotiations with potential partner companies we emphasize the value of our collaborative network, which we believe gives us a competitive advantage over other acquirors in successfully consummating transactions. Our partner companies, strategic investors and Advisory Board members assist in these discussions and assist in other stages of the acquisition process, including the initial evaluation of potential partner companies and due diligence.

     Provide Strategic Guidance and Operational Support to Our Partner Companies

     After we make an acquisition or form a partner company, we take an active role in its affairs by providing both strategic guidance and operational support:

          . Strategic Guidance. We provide strategic guidance to our partner companies regarding market positioning, business model development and market trends. In addition, we advise our partner companies' management and directors on day-to-day management and operational issues. Our exclusive focus on the B2B e-commerce market and the knowledge base of our partner companies, strategic investors, management and Advisory Board give us valuable experience that we share with our partner company network. For example, Advisory Board and management team members who provide strategic guidance to our partner companies include Todd Hewlin, a former Partner with McKinsey & Company; Jeff Ballowe, a former President of Ziff-Davis Inc. and the current Chairman of Deja.com, Inc.; Alex W. Hart, a former Chief Executive Officer of MasterCard International; Ron Hovsepian, Vice President of Business Development at IBM Corporation; and Yossi Sheffi, Ph.D., a co-founder of Syncra Software, Inc. and e-Chemicals, Inc. and currently a Professor at the Massachusetts Institute of Technology.

          . Operational Support. B2B e-commerce companies often have difficulty obtaining senior executive level guidance in certain disciplines that successful companies need. We assist our partner companies by providing access to skilled managers who guide our partner companies in the following functional areas:

               . Sales and Marketing. Several members of our Advisory Board and management team provide guidance to our partner companies' sales, marketing, product positioning and advertising efforts. These individuals include Michael H. Forster, a former Senior Vice President of Worldwide Field Operations at Sybase, Inc. and currently one of our Senior Partners; Christopher H. Greendale, a former Executive Vice President at Cambridge Technology Partners and currently one of our Managing Directors; Rowland Hanson, a former Vice President of Corporate Communications at Microsoft Corporation and currently founder of C. Rowland Hanson & Associates; Charles W. Stryker, Ph.D., President, Marketing Information Solutions, at IntelliQuest, Inc.; and Sergio Zyman, a former Vice President and Chief Marketing Officer of the Coca-Cola Company.

               . Executive Recruiting and Human Resources. Members of our management team assist our partner companies in recruiting key executive talent. These individuals include Rick Devine, one of our Managing Directors and a former partner at Heidrick & Struggles, Inc., an executive recruiting firm. In providing this assistance, we leverage the contacts developed by our network of partner companies, management and Advisory Board. We believe that this is one of the most important functions that we perform on behalf of our partner companies. B2B e-commerce companies must locate executives with both industry and Internet expertise. The market for these professionals is highly competitive since few persons possess the necessary mix of skills and experience.

               . Information Technology. Our Chief Technology Officer, Richard G. Bunker, is dedicated to helping our partner companies with their information systems strategies and solving problems relating to their current information technology challenges. Members of our Board of Directors and Advisory Board who provide guidance in this area include K.B. Chandrasekhar, Chairman of the Board of Directors of Exodus Communications, and Peter A. Solvik, the Chief Information Officer of Cisco Systems, Inc.

               . Finance. One of our Managing Directors, John N. Nickolas, an experienced finance executive, is dedicated to providing financial guidance to our partner companies in areas such as corporate finance, financial reporting, accounting and treasury operations. In providing these services, Mr. Nickolas leverages the skills and experience of our internal finance and accounting group, our partner company network and outside consultants.

               . Business Development. B2B e-commerce companies may be involved in evaluating, structuring and negotiating joint ventures, strategic alliances, joint marketing agreements, acquisitions or other transactions. We provide assistance to our partner companies in all these areas. Our management team, Advisory Board, strategic investors and partner companies all assist in this function.

     Promote Collaboration Among Our Partner Companies

     One of the principal goals of our network is to promote innovation and collaboration among our partner companies, which has resulted in shared knowledge and business contacts among our partner companies and the formation of numerous strategic alliances. We promote collaboration formally by hosting regularly scheduled seminars relating to partner company operational and business issues. At these seminars, the executives of partner companies share their experiences with each other, our management team and the Advisory Board. For example, at a seminar in 1999, thirteen chief executive officers of our market maker and enabling service provider partner companies gathered to discuss e-commerce strategies and business models. In addition, in the last six months of 1999 we hosted four conferences for our partner companies on various operational issues ranging from financing strategies to the use of technology. On an informal basis, we promote collaboration by making introductions and introducing partner companies to each other.

     Recent examples of collaboration among our partner companies include:

          . PaperExchange.com and VerticalNet have developed a strategic alliance that provides PaperExchange with co-branded access to leading industry content, including news, feature articles and interviews from VerticalNet's PulpandPaper On-line property. VerticalNet's members will get access to PaperExchange's leading pulp and paper exchange, which is an Internet-based marketplace for buying and selling pulp and paper products. In addition, the companies are joining forces to create a comprehensive equipment listing and career site. By linking their sites together, PaperExchange.com and VerticalNet are seeking to establish a leading destination for pulp and paper professionals.

          . Commerx, a provider of e-commerce solutions for the industrial processing market, has formed a strategic alliance with CommerceQuest, to provide integration solutions to connect efficiently the systems of processors and manufacturers within the industries served by Commerx. Commerx will use CommerceQuest's enableNet solution for deployment of PlasticsNet.com, the plastics industry's leading electronic marketplace. CommerceQuest's enableNet provides reliable, real-time delivery of data with enterprise-strength security and accurate data transformation across many formats and applications. This relationship allows PlasticsNet.com users to conduct e-commerce over their clients' network of choice or private lines. This state-of-the-art e-commerce infrastructure will allow for cost efficient implementation and integration with faster and more seamless transactions.

     The collaboration of our partner companies is the result of our role as the hub of our network. Through the network we identify prospective alliances, make introductions, assist in strategic planning and monitor the ongoing relationships among our partner companies. We encourage and facilitate the information flow among our partner companies. We also control the information flow by determining the composition of the network. If we believe that a partner company is not contributing to our network or has lost its strategic importance, we may sell our interest in that partner company.

Overview of Current Partner Companies

     We focus our efforts on building and operating companies in two areas of the B2B e-commerce market--market makers and enabling service providers.

Market Maker Categories

     Market makers may operate in particular industries, such as chemicals, food or auto parts, or may sell goods and services across multiple industries. Market makers must tailor their business models to match their markets. We refer to market makers operating in a particular industry as vertical market makers, and to market makers operating across multiple industries as horizontal market makers. Examples of vertical and horizontal market makers are as follows:

          . Vertical. An example of one of our vertical market maker companies is e-Chemicals. e-Chemicals believes that traditional distribution channels for chemicals burden customers with excessive transaction costs, high administrative costs and inefficient logistics. To solve these problems, e-Chemicals has developed an Internet-based marketplace through which it will sell a wide range of industrial chemicals to business customers. e-Chemicals provides products based on streamlined Web-based ordering processes, outsourced logistics systems and on-line support.

          . Horizontal. One example of our horizontal market maker partner companies is VerticalNet. As of December 31, 1999, VerticalNet owned and operated over 50 industry-specific Web sites designed to act as on-line B2B communities. These trade communities act as comprehensive sources of information, interaction and e-commerce.

Market Maker Profiles

         Table of Market Makers. The partner companies listed below are integral to our goal of owning numerous interests in vertical and horizontal market makers that are strategically complementary to each other. We believe that establishing an e-commerce presence in major industrial segments of the economy will enable us to become the premier B2B e-commerce company. The table shows certain information regarding our market maker partner companies by category as of December 31, 1999. Our ownership positions have been calculated based on the issued and outstanding common stock of each partner company, assuming the issuance of common stock on the conversion or exercise of preferred stock and convertible notes, but excluding the effect of unexercised options and warrants.

                                                                                                         Our       Partner
                                                                                                      Ownership    Company
       Category and Name               Industry                   Description of Business            Percentage     Since
-------------------------------- --------------------------------------------------------------------------------------------
Vertical:
Animated Images, Inc.            Apparel             Provides Internet-based design, communication,      50%        1999
     www.appliedintranet.com                         and procurement services for the apparel and
                                                     sewn goods industries.

Arbinet Communications, Inc.     Telecommunications  Provides an Internet-based trading floor and         8%        1999
     www.arbinet.com                                 clearinghouse for telecommunications carriers
                                                     to purchase bandwidth.

AUTOVIA Corporation              Auto Parts          Developing a system to provide Internet-based       16%        1998
     www.autovia.net                                 auto parts procurement for professional
                                                     automotive and truck repair shops.

Bidcom, Inc.                     Construction        Provides Internet-based project planning and        35%        1999
     www.bidcom.com                                  management services for the construction
                                                     industry.

Collabria, Inc.                  Printing            Provides Internet-based procurement and             11%        1999
     www.collabria.com                               production services for the commercial
                                                     printing industry.

Commerx, Inc.                    Plastics            Provides Internet-based procurement and             40%        1998
     www.commerx.com                                 sales of raw materials, tools and maintenance
                                                     and repair products for the plastics industry.

ComputerJobs.com, Inc.           Technology          Provides Internet-based job screening and           33%        1998
     www.computerjobs.com        Employment          resume posting for information technology
                                                     professionals, corporations and staffing firms.

CourtLink                        Legal               Provides on-line access to court documents.         19%        1999
     www.courtlink.com

CyberCrop.com, Inc.              Agriculture         Developing a system to provide an                   80%        1999
     www.cybercrop.com                               Internet-based service for agricultural
                                                     producers to purchase services and inputs, as
                                                     well as market their grain crops that include
                                                     corn, wheat and soybeans.

Deja.com, Inc.                   Media               Provides a Web-based community for potential        31%        1997
     www.deja.com                                    purchasers to access user comments on a
                                                     variety of products and services.

e-Chemicals, Inc.                Chemicals           Provides Internet-based sales and                   37%        1998
     www.e-chemicals.com                             distribution of industrial chemicals.

eMerge Interactive, Inc.         Livestock           Provides Internet-based content, community          28%        1999
     www.emergeinteractive.com                       and transaction services in an on-line
                                                     marketplace for the cattle industry.

EmployeeLife.com                 Healthcare          Provides Internet-based solutions for               52%        1999
     www.employeelife.com                            employee health benefits management across
                                                     the health care industry.

Internet Commerce Systems,       Food                Provides Internet-based product introduction        43%        1999
Inc.                                                 and promotion services to wholesale and
     www.icsfoodone.com                              retail food distributors.

iParts                           Electronic          Provides Internet-based sales and                   66%             1999
     www.ipartsupply.com         Components          distribution of electronic components.

JusticeLink, Inc.                Legal               Provides electronic filing, service and             37%             1999
     www.justicelink.com                             retrieval of legal documents and information
                                                     among courts, attorneys, their clients and
                                                     other interested parties.

MetalSite, L.P.                  Metals              Provides an  Internet-based  marketplace to         44%             1999
     www.metalsite.com                               source, buy and sell metal products and
                                                     connect with metal professionals around the
                                                     world.

PaperExchange.com LLC            Paper               Provides Internet-based sales and                   24%             1999
     www.paperexchange.com                           distribution of all grades of pulp and paper.

Plan Sponsor Exchange, Inc.      Asset Management    Provides a Web-based community for asset            49%             1999
     www.plansponsorexchange.com                     managers to reach fund sponsors.


Retail Exchange.com, Inc.        Consumer Goods      Provides an online B2B marketplace for the          30%             1999
     www.retailexchange.com                          exchange of excess consumer products.

StarCite! Solutions, Inc.        Travel              Provides Internet-based services for planning       43%             1999
     www.starcite.com                                and managing corporate meetings for event
                                                     planners.

Universal Access, Inc.           Tele-               Provides Internet-based ordering for                24%             1999
     www.universalaccessinc.com  communications      provisioning and access and transportation
                                                     exchange services for network service
                                                     providers focused on business customers.

USgift.com                       Gift, Garden and    Provides Internet-based sales and                   38%             1999
     www.USgift.com              Home Decor          distribution of gift, garden and home decor
                                                     accessories.
Horizontal:
asseTrade.Com, Inc.              Used Capital        Provides Internet-based asset and inventory         17%             1999
     www.assetrade.com           Equipment           recovery, disposal and management solutions.

eMarketWorld, Inc.               Special Event       Provides industry-specific Web-based                42%             1999
     www.emarketworld.com        Services            conferences and expositions that help
                                                     businesses understand the Internet.

ICG Commerce, Inc.               Sourcing            Provides strategic sourcing consulting and          60%             1999
     www.icgcommerce.com                             on-line Internet purchasing.

NetVendor Inc.                   Asset Disposition   Provides B2B, industry-specific Internet            27%             1999
     www.netvendor.com                               commerce solutions for mid-size manufacturers
                                                     and distributors of automotive, industrial
                                                     and electronic products.

ONVIA.com, Inc.                  Small Business      Provides small businesses with a wide breadth       23%             1999
     www.onvia.com               Services            of tailored products and services over the
                                                     Internet.

Residential Delivery             Logistics           Provides home delivery services to e-commerce       38%             1999
Services, Inc.                                       companies, retailers, and catalog companies
     www.rdshome.com                                 through a branded network of local agents.

VerticalNet, Inc.                Industrial Services Provides industry-specific Web-based trade          34%             1996
     www.verticalnet.com                             communities for businesses and professionals.

Enabling Service Provider Categories

     Enabling service providers assist traditional businesses in the following ways:

          . Strategic Consulting and Systems Integration. Strategic consultants assist traditional businesses in developing their e-commerce strategies. Systems integrators develop and implement technological infrastructure that enables e-commerce. Systems integrators also integrate e-commerce applications with existing enterprise applications. Strategic consultants and systems integrators typically bill their clients on a project-by-project basis.

          . Software Providers. Software providers design and sell software applications that support e-commerce and integrate business functions. Software providers may sell or license their products.

          . Outsourced Service Providers. Outsourced service providers offer software applications, infrastructure and related services designed to help traditional businesses reduce cost, improve operational efficiency and decrease time to market. Outsourced service providers may charge fees on a per-use or periodic basis.

     Our current enabling service provider partner companies furnish a variety of technology-based solutions to their customers. In the future, we may acquire interests in enabling service providers that focus on two specific types of solutions: physical fulfillment and financial fulfillment. Physical fulfillment involves the movement of goods on behalf of market makers or traditional businesses. Financial fulfillment includes a wide variety of financial services such as the management of accounts receivable risk and commercial loans.

Enabling Service Provider Profiles

     Table of Enabling Service Providers. The partner companies listed below are important to our strategy because the growth of our partner companies increases the value of our collaborative network. We believe that enabling service providers will facilitate innovation and growth of our market maker companies by providing them with critical services. The following table shows certain information regarding our enabling service provider partner companies by category as of December 31, 1999. Our ownership positions have been calculated based on the issued and outstanding common stock of each partner company, assuming the issuance of common stock on the conversion or exercise of preferred stock and convertible notes, but excluding the effect of unexercised options and warrants.

                                                                                                             Our       Partner
                                                                                                          Ownership    Company
Category and Name                                                Description of Business                  Percentage    Since
--------------------------------------  ------------------------------------------------------------    -------------  --------
Strategic Consulting and
Systems Integration:

Benchmarking Partners, Inc.             Provides e-commerce best practices research and                         13%       1996
     www.benchmarking.com               consulting services to maximize return on investment from
                                        demand/supply chain and e-business initiatives.

Context Integration, Inc.               Provides systems integration services focused on customer               14%       1997
     www.context.com                    support, data access and e-commerce.

US Interactive, Inc.                    Provides a range of consulting and technical services relating           3%       1996
     www.usinteractive.com              to Internet marketing solutions.


Software Providers:
Blackboard Inc.                         Provides universities and corporations with applications that        29%    1998
     www.blackboard.com                 enable them to host classes and training on the Internet.

ClearCommerce Corp.                     Provides comprehensive e-commerce solutions including                15%    1997
     www.clearcommerce.com              transaction and payment processing, credit card authorization, fraud tracking and reporting functions.

Entegrity Solutions Corporation         Provides encryption software to secure transactions and              11%    1996
     www.entegrity.com                  communications between business applications.

Servicesoft Technologies, Inc.          Provides tools and services used by its customers to create           5%    1998
     www.servicesoft.com                Internet customer service applications consisting of
                                        self-service, e-mail response and live interaction products.

Syncra Software, Inc.                   Provides software that improves supply chain efficiency through      35%    1998
     www.syncra.com                     collaboration of trading partners over the Internet.

TRADEX Technologies, Inc.               Provides e-commerce application software that enables                10%    1999
     www.tradex.com                     enterprises to create on-line marketplaces and exchanges.

Outsourced Service Providers:
Breakaway Solutions, Inc.               Provides application service hosting, e-commerce, consulting and     40%    1999
     www.breakaway.com                  systems integration services to growing companies.

CommerceQuest, Inc.                     Provides a messaging service for data sharing across separate        28%    1998
     www.commercequest.com              enterprises. Also provides software, systems integration
                                        services and managed network services for application
                                        integration within enterprises or with external trading partners and customers.


iSky                                    Provides services to improve customer communications                 31%    1996
     www.isky.com                       and relationships.

Jamcracker Inc.                         Provides integrated application service provider services to         24%    1999
     www.jamcracker.com                 middle market companies.

LinkShare Corporation                   Establishes affiliate relationships for on-line merchants            34%    1998
     www.linkshare.com                  with other Web sites to facilitate e-commerce.

PrivaSeek, Inc.                         Provides consumers with control of their Web-based                    8%    1998
     www.privaseek.com                  personal profiles, allowing merchants to offer
                                        consumers incentives for selective disclosure.

SageMaker, Inc.                         Provides services that combine an enterprise's external              21%    1998
     www.sagemaker.com                  and internal information assets into a single, Web-
                                        based knowledge management platform.

traffic.com, Inc.                       Provides real time traffic monitoring for logistics and              20%    1999
     www.traffic.com                    transportation optimization.


United Messaging, Inc.                  Provides high performance electronic messaging services              37%    1999
     www.unitedmessaging.com            for organizations with mission critical e-mail networks.

Vivant! Corporation                     Provides process automation and decision support services            31%    1998
     www.vivantcorp.com                 that enable companies to strategically manage contractors, consultants and temporary employees.

Government Regulations and Legal Uncertainties

     As of March 1, 2000, there were few laws or regulations directed specifically at e-commerce. However, because of the Internet's popularity and increasing use, new laws and regulations may be adopted. These laws and regulations may cover issues such as the collection and use of data from Web site visitors and related privacy issues, pricing, content, copyrights, on-line gambling, distribution and the quality of goods and services. The enactment of any additional laws or regulations may impede the growth of the Internet and B2B e-commerce, which could decrease the revenue of our partner companies and place additional financial burdens on them.

     Laws and regulations directly applicable to e-commerce or Internet communications are becoming more prevalent. For example, Congress recently enacted laws regarding on-line copyright infringement and the protection of information collected on-line from children. Although these laws may not have a direct adverse effect on our business or those of our partner companies, they add to the legal and regulatory burden faced by B2B e-commerce companies. Other specific areas of legislative activity are:

         . Taxes. Congress recently enacted a three-year moratorium, ending on October 21, 2001, on the application of "discriminatory" or "special" taxes by the states on Internet access or on products and services delivered over the Internet. Congress further declared that there will be no federal taxes on e-commerce until the end of the moratorium. However, this moratorium does not prevent states from taxing activities or goods and services that the states would otherwise have the power to tax. Furthermore, the moratorium does not apply to certain state taxes that were in place before the moratorium was enacted.

          . On-line Privacy. Both Congress and the Federal Trade Commission are considering regulating the extent to which companies should be able to use and disclose information they obtain on-line from consumers. If any regulations are enacted, B2B e-commerce companies may find certain marketing activities restricted. The Federal Trade Commission has issued regulations enforcing the Children's On-line Privacy Protection Act, which take effect on April 21, 2000. These regulations make it illegal to collect information on-line from children under the age of 13 without first obtaining parental consent. These regulations also require Web site operators to allow parents to inspect and remove their children's information from any database. Compliance with these regulations could pose a significant administrative burden for Web site operators whose products and services are targeted to children or may be attractive to children. Also, the European Union has directed its member nations to enact much more stringent privacy protection laws than are generally found in the United States, and has threatened to prohibit the export of certain personal data to United States companies if similar measures are not adopted. Such a prohibition could limit the growth of foreign markets for United States B2B e-commerce companies. The Department of Commerce is negotiating with the European Union to provide exemptions from the European Union regulations, but the outcome of these negotiations is uncertain.

          . Regulation of Communications Facilities. To some extent, the rapid growth of the Internet in the United States has been due to the relative lack of government intervention in the marketplace for Internet access. Lack of intervention may not continue in the future. For example, several telecommunications carriers are seeking to have telecommunications over the Internet regulated by the Federal Communications Commission in the same manner as other telecommunications services. Additionally, local telephone carriers have petitioned the Federal Communications Commission to regulate Internet service providers in a manner similar to long distance telephone carriers and to impose access fees on these providers. Some Internet service providers are seeking to have broadband Internet access over cable systems regulated in much the same manner as telephone services, which could slow the deployment of broadband Internet access services. Because of these proceedings or others, new laws or regulations could be enacted which could burden the companies that provide the infrastructure on which the Internet is based, thereby slowing the rapid expansion of the medium and its availability to new users.

       . Other Regulations. The growth of the Internet and e-commerce may lead to the enactment of more stringent consumer protection laws. The Federal Trade Commission may use its existing jurisdiction to police e-commerce activities, and it is possible that the Federal Trade Commission will seek authority from Congress to regulate certain on-line activities.

     Generally applicable laws may affect us and our partner companies. The exact applicability of many of these laws to B2B e-commerce, however, is uncertain.

Proprietary Rights

     Our partner companies have copyrights with respect to software applications, Web sites and other materials. These materials may constitute an important part of our partner companies' assets and competitive strengths. Federal law generally protects such copyrights for 90 years from the creation of the underlying material.

Competition

Competition From our Shareholders and Within our Network

     We may compete with our shareholders and partner companies for Internet-related opportunities. Comcast Corporation and Safeguard Scientifics own 8.1 % and 13.7 % of our outstanding common stock, respectively, based on the number of shares held by each of them on March 1, 2000. These shareholders may compete with us to acquire interests in B2B e-commerce companies. Comcast Corporation and Safeguard Scientifics currently each has a designee as a member of our board of directors and IBM Corporation and AT&T Corp. each has a right to designate a board observer, which may give these companies access to our business plan and knowledge about potential acquisitions. In addition, we may compete with our partner companies to acquire interests in B2B e-commerce companies, and our partner companies may compete with each other for acquisitions or other B2B e-commerce opportunities. In particular, VerticalNet seeks to expand, in part through acquisition, its number of B2B communities. VerticalNet, therefore, may seek to acquire companies that we would find attractive. While we may partner with VerticalNet on future acquisitions, as of December 31, 1999, we have no current contractual obligations to do so. We do not have any contracts or other understandings with our shareholders or partner companies that would govern the resolution of these potential conflicts. Such competition, and the complications posed by the designated directors, may deter companies from partnering with us and may limit our business opportunities.

Competition Facing our Partner Companies

     Competition for Internet products and services is intense. As the market for B2B e-commerce grows, we expect that competition will intensify. Barriers to entry are minimal, and competitors can offer products and services at a relatively low cost. Our partner companies compete for a share of a customer's:

       . purchasing budget for services, materials and supplies with other on-line providers and traditional distribution channels;

       . dollars spent on consulting services with many established information systems and management consulting firms; and

       . advertising budget with on-line services and traditional off-line media, such as print and trade associations.

     In addition, some of our partner companies compete to attract and retain a critical mass of buyers and sellers. Several companies offer competitive solutions that compete with one or more of our partner companies. We expect that additional companies will offer competing solutions on a stand-alone or combined basis in the future. Furthermore, our partner companies' competitors may develop Internet products or services that are superior to, or have greater market acceptance than, the solutions offered by our partner companies. If our partner companies are unable to compete successfully against their competitors, our partner companies may fail.

     Many of our partner companies' competitors have greater brand recognition and greater financial, marketing and other resources than our partner companies. This may place our partner companies at a disadvantage in responding to their competitors' pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives.

Competition for Partner Companies

     We face competition from other capital providers including publicly-traded Internet companies, venture capital companies and large corporations. Many of these competitors have greater financial resources and brand name recognition than we do. These competitors may limit our opportunity to acquire interests in new partner companies. If we cannot acquire interests in attractive companies, our strategy to build a collaborative network of partner companies may not succeed.

Employees

     As of December 31, 1999, excluding our partner companies, we had 70 employees, 69 of whom work with us on a full-time basis. We consider our relationships with our employees to be good. None of our employees are covered by a collective bargaining agreement.

Financial Information About Segments

      Segment Information is set forth in Note 10 of the Notes of Consolidated Financial Statements included in Item 8 below and incorporated herein by reference.

Financial Information About Geographic Areas

      We do not believe that foreign or geographic area revenues are material or significant to an understanding of our business and operations during the three-year period ending December 31, 1999. Where appropriate, information concerning our initiatives in Europe is discussed elsewhere in this Item 1.

  ITEM 2. PROPERTIES

      The location and general description of our properties by reportable segments as of March 1, 2000 are as follows:

General ICG Operations

      We lease approximately 33,000 square feet of office, administrative, operations and data center space, principally in Wayne, Pennsylvania, San Francisco, California, Boston, Massachusetts, Seattle, Washington and London, England, under leases expiring from 2001 to 2017. Our corporate headquarters are located at 435 Devon Park Drive, Building 800 in an office facility located in Wayne, Pennsylvania, where we lease approximately 3,650 square feet. We plan to move into a larger corporate headquarters in Wayne, Pennsylvania during the first half of 2000.

Partner Company Operations

      We lease approximately 21,000 square feet of office, administrative, sales and marketing, operations and data center space, principally in Pennsylvania, California, Illinois, Maine, Colorado and the United Kingdom.

  ITEM 3. LEGAL PROCEEDINGS

      We are not a party to any material legal proceedings.

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during 1999.

  ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

  Our executive officers, their ages and their positions are as follows:

       Name                          Age              Position
       ----                          ---              --------

  Walter W. Buckley, III (1)         39      President, Chief Executive Officer
                                                and Director
  Douglas A. Alexander (2)           38      Managing Director, East Coast
                                                Operations
  Kenneth A. Fox (3)                 29      Managing Director, West Coast
                                                Operations and Director
  David D. Gathman (4)               52      Chief Financial Officer and
                                                Treasurer
  Henry N. Nassau (5)                45      Managing Director, General Counsel
                                                and Secretary

  (1) Walter W. Buckley, III, is a co-founder and has served as our President and Chief Executive Officer and as one of our directors since March 1996. Prior to co-founding us, Mr. Buckley worked for Safeguard Scientifics, Inc. as Vice President of Acquisitions from 1991 to February 1996. Mr. Buckley directed many of Safeguard Scientifics' investments and was responsible for developing and executing Safeguard Scientifics' multimedia and Internet investment strategies. Mr. Buckley serves as a director of Breakaway Solutions, Inc., e-Chemicals, Inc., iSky, Inc., PrivaSeek, Inc., Syncra Software, Inc., VerticalNet, Inc. and Who?Vision Systems, Inc.

  (2) Douglas A. Alexander has served as one of our Managing Directors since September 1997. Prior to joining us, Mr. Alexander co-founded Reality Online, Inc. in 1986 and sold it to Reuters Group in 1994. Mr. Alexander continued to serve as President and Chief Executive Officer of Reality Online after its acquisition by Reuters Group until September 1997 and was a key contributor to Reuters' Internet initiatives. Mr. Alexander is Chairman of the Board of VerticalNet, Inc. and serves as a director of Arbinet Communications, Inc., Blackboard Inc., ComputerJobs.com, Inc., Deja.com, Inc., eMerge Interactive, Inc., LinkShare Corporation, SageMaker, Inc., StarCite, Inc. and traffic.com, Inc.

  (3) Kenneth A. Fox is a co-founder and has served as one of our Managing Directors since our inception in March 1996. Mr. Fox has also served as one of our directors since February 1999. Prior to co-founding us, Mr. Fox served as Director of West Coast Operations for Safeguard Scientifics, Inc. and Technology Leaders II, L.P., a venture capital partnership, from 1994 to 1996. In this capacity, Mr. Fox led the development of and managed the West coast operations for these companies. Mr. Fox serves as a director of AUTOVIA Corporation, Bidcom, Inc., Commerx, Inc., Deja.com, Inc., Entegrity Solutions Corporation, ONVIA.com, Inc. and Vivant! Corporation.

  (4) David D. Gathman has served as our Chief Financial Officer and Treasurer since January 1999. Prior to joining us, Mr. Gathman was Chief Financial Officer and Executive Vice President, Finance and Administration of Integrated Systems Consulting Group, Inc. from January 1997 through its merger with First Consulting Group, Inc. in December 1998. He also served as Chief Operating Officer, Vice President, Secretary and Assistant Treasurer of Integrated Systems Consulting Group, Inc. from April 1994 to December 1998 and as a director of the company. Mr. Gathman brings to us over 30 years of finance-related experience, the last 16 of which were focused in the information technology industry.

  (5) Henry N. Nassau has served as one of our Managing Directors and as our General Counsel and Secretary since May 1999. Mr. Nassau was a partner in the law firm of Dechert Price & Rhoads from September 1987 to May 1999 and was Chair of the Business Department from January 1998 to May 1999. At Dechert Price & Rhoads, Mr. Nassau engaged in the practice of corporate law, concentrating on mergers and acquisitions. Mr.

  Nassau serves as a director of The Albert Abela Corporation, Bliley Electric Company, JusticeLink, Inc. and Data West Corporation which does business as CourtLink.

                                    PART II



   ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) Our common stock is traded on the Nasdaq National Market under the symbol "ICGE." Our initial public offering of stock occurred on August 5, 1999 at $6.00 per share. The price range per share reflected in the table below is the highest and lowest sale price for our stock as reported by the Nasdaq National Market during each quarter our common stock has been publicly traded. The information provided below has been restated to reflect a two-for-one stock split, in the form of a 100% stock dividend, to each shareholder of record as of December 6, 1999.

                                                   Three Months Ended
                                          Sep. 30, 1999       Dec. 31, 1999

       Price range per share:
         Low                                     $ 7.00             $ 43.00
         High                                    $53.75             $193.63

     As of March 1, 2000, the last reported sale price for our common stock on the Nasdaq National Market was $110.50 per share.

     (b) Holders. As of March 1, 2000, there were approximately 1,392 holders of record of our common stock.

     (c) Dividends. We have never declared or paid cash dividends on our capital stock, and we do not intend to pay cash dividends in the foreseeable future. We plan to retain any earnings for use in the operation of our business and to fund future growth.

     (d)  Sale of Unregistered Securities.

          (1) In January 1999, Internet Capital Group, L.L.C. issued an aggregate of 158,750 units of Membership Interests to a director of Internet Capital Group and other purchasers in a private placement subscription offering for an aggregate purchase price of $317,500.

          (2) On February 2, 1999, each unit of the foregoing Membership Interests was converted into one share of our Common Stock as a result of the merger of Internet Capital Group, L.L.C. into Internet Capital Group.

          (3) In February 1999, we issued an aggregate of 14,706,250 shares of Common Stock to employees, directors, consultants and other purchasers in a private placement subscription offering for an aggregate purchase price of $29,412,500.

          (4) In March 1999, we issued an aggregate of 1,125,000 shares of Common Stock to consultants and other purchasers in a private placement subscription offering for an aggregate purchase price of $2,250,000.

          (5) On August 4, 1999, we issued 254,635 shares of Common Stock to PaperExchange.com LLC in a private placement, in conjunction with our previous agreement to acquire PaperExchange.com LLC, for a purchase price of $2,750,058.

          (6) On August 5, 1999, we issued 3,750,000 shares of Common Stock to International Business Machines Corporation in a private placement occurring a the same time as our initial public offering for a purchase price of $45,000,000. Merrill Lynch & Co. acted as the placement agent in connection with this transaction, and we paid $2,250,000 in placement agency fees to Merrill Lynch & Co.

          (7) On November 22, 1999, we issued 262,319 shares of Common Stock to PaperExchange.com LLC in a private placement, in conjunction with our previous agreement to acquire PaperExchange.com LLC, for a purchase price of $2,833,045.

          (8) In December 1999, each of the above-described shares of Common Stock of Internet Capital Group was converted into two shares of common stock due to a stock split by way of a 100% stock dividend.

          (9) On December 13, 1999, we issued 609,533 shares of Common Stock of AT&T Corp. in a private placement for a purchase price of $50,000,000.

          (10) On December 15, 1999, we issued 462,962 shares of Common Stock to Ford Motor Company in a private placement occurring at the same as our follow-on public offering of Common Stock for a purchase price of $50,000,000.

          (11) On December 15, 1999, we issued 185,185 shares of Common Stock to Internet Assets, Inc. in a private placement occurring at the same time as our follow-on public offering of Common Stock for a purchase price of $20,000,000.

     Warrants to Purchase Common Stock

     On May 10, 1999, in conjunction with our issuance of convertible subordinated notes, we granted to the holders of our convertible notes warrants exercisable at the initial public offering price of $6 per share to purchase approximately 3,000,000 shares of our Common Stock.

     On April 30, 1999, in conjunction with our Secured Revolving Credit Facility dated April 30, 1999, we granted to the lenders warrants exercisable at $5 per share to purchase an aggregate of 400,000 shares of our Common Stock.

     Notes Convertible to Common Stock

     On May 10, 1999, we issued convertible subordinated notes in an aggregate principal amount of $90 million. Upon consummation of our initial public offering on August 5, 1999, the convertible notes automatically converted into approximately 15,000,000 shares of our common stock at the initial public offering price of $6 per share.

     On December 15, 1999, we issued $20,000,000 principal amount of our 5-1/2% Convertible Subordinated Notes due 2004 to Internet Assets, Inc. in a private placement. The notes are convertible, at the option of the holder, at any time on or before December 21, 2004 into shares of our Common Stock. The conversion price is $127.44 per share, which is equal to a conversion rate of 7.8468 shares per $1,000 principal amount of notes, subject to adjustment.

     Options to Purchase Common Stock

     We have granted from time to time stock options to our employees, directors, advisory board members and certain employees of our partner companies. For the 12 months ended December 31, 1999, option to purchase 28,995,500 shares of Common Stock were granted at a weighted average exercise price of $6.82 per share.

     The sale and issuance of securities in the transactions described above were exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering, where the purchasers were sophisticated investors who represented their intention to acquire securities for investment only and not with a view to distribution and received or had access to adequate information about the Company, or in reliance on Rule 701 promulgated under the Securities Act.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

      The following table summarizes certain selected historical financial information of Internet Capital Group that has been derived from our audited financial statements from March 4, 1996, the date of our inception, through December 31, 1996 and for each of the three years ended December 31, 1997, 1998 and 1999, respectively. The financial information may not be indicative of our future performance. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and Notes thereto included in this Report.


                                                               March 4, 1996
                                                               (Inception) to
(in thousands except per share amounts)                        December 31,               Year Ended December 31,
                                                                                          -----------------------
                                                                   1996              1997           1998           1999
                                                                   ----              ----------------------------------------
Consolidated Statements of  Operations Data:
Revenue.......................................................   $   285              $   792       $  3,135       $   16,536
                                                                 -------              -------       --------       ----------
Operating Expenses
  Cost of revenue.............................................       427                1,767          4,643            8,156
   Selling, general and administrative........................     1,921                5,743         15,514           48,924
                                                                 -------              -------       --------       ----------

   Total operating expenses...................................     2,348                7,510         20,157           57,080
                                                                 -------              -------       --------       ----------
                                                                  (2,063)              (6,718)       (17,022)         (40,544)
   Other income, net..........................................        --                   --         30,483           67,384
   Interest income (expense), net.............................        88                  138            925            5,734
                                                                 -------              -------       --------       ----------

Income (Loss) Before Income Taxes, Minority
   Interest and Equity Income (Loss)..........................    (1,975)              (6,580)        14,386           32,574
Income taxes..................................................        --                   --             --           23,722
Minority interest.............................................       427                 (106)         5,382            6,026
Equity income (loss)..........................................      (514)                 106         (5,869)         (92,099)
                                                                 -------              -------       --------       ----------

Net Income (Loss).............................................   $(2,062)             $(6,580)      $ 13,899       $  (29,777)
                                                                 =======              =======       ========       ==========

Net income (loss) per share - diluted.........................    $(0.05)              $(0.10)         $0.12          $(0.15)
Weighted average shares outstanding - diluted.................    40,792               68,198        112,299          201,851
Pro forma net income (loss) (unaudited).......................                                      $  8,756       $  (37,449)
Pro forma net income (loss) per share-diluted (unaudited).....                                         $0.08           $(0.19)

Consolidated Balance Sheet Data:
Cash and cash equivalents.....................................   $ 3,215              $ 5,967       $ 26,841       $1,343,459
Working capital...............................................     4,883                2,391         20,453        1,305,380
Total assets..................................................    13,629               31,481         96,785        2,050,384
Long-term debt................................................       167                  400            352            3,185
Convertible subordinated notes................................        --                   --             --          566,250
Total shareholders' equity....................................    12,859               26,635         80,724        1,420,221


  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth elsewhere in this Report and the risks discussed in our other SEC filings. The following discussion should be read in conjunction with our audited Consolidated Financial Statements and related Notes thereto included elsewhere in this Report.

General

     Internet Capital Group is an Internet company actively engaged in B2B e-commerce through a network of partner companies. As of December 31, 1999, we owned interests in 49 B2B e-commerce companies that we refer to as our partner companies. We focus on two types of B2B e-commerce companies, which we call market makers and enabling service providers.

     Because we acquire significant interests in B2B e-commerce companies, many of which generate net losses, we have experienced, and expect to continue to experience, significant volatility in our quarterly results. We do not know if we will report net income in any period, and we expect that we will report net losses in many quarters for the foreseeable future. While our partner companies have consistently reported losses, we have recorded net income in certain periods and experienced significant volatility from period to period due to one-time transactions and other events incidental to our ownership interests in and advances to partner companies. These transactions and events are described in more detail under "Net Results of Operations-- General ICG Operations--Other Income" and include dispositions of, and changes to, our partner company ownership interests, dispositions of our holdings of available-for-sale securities, and impairment charges. On a continuous basis, but no less frequently than at the end of each reporting period, we evaluate the carrying value of our ownership interests in and advances to each of our partner companies for possible impairment based on achievement of business plan objectives and milestones, the fair value of each ownership interest and advance in the partner company relative to carrying value, the financial condition and prospects of the partner company, and other relevant factors. The business plan objectives and milestones we consider include, among others, those related to financial performance such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature such as the launching of a Web site or the hiring of key employees. The fair value of our ownership interests in and advances to privately held partner companies is generally determined based on the value at which independent third parties have invested or have committed to invest in our partner companies.

     The presentation and content of our consolidated financial statements is largely a function of the presentation and content of the financial statements of our partner companies. To the extent our partner companies change the presentation or content of their financial statements, as may be required upon review by the Securities and Exchange Commission or changes in accounting literature, the presentation and content of our financial statements may also change.

     On August 23, 1999 the Securities and Exchange Commission granted our request for an exemption under Section 3(b)(2) of the Investment Company Act, declaring us to be primarily engaged in a business other than that of investing, reinvesting, owning, holding or trading in securities. Because of our operating focus, the significant ownership interests we hold in our partner companies and the greater operating flexibility we obtain from the exemptive order, we do not believe that the Investment Company Act will adversely affect our operations or shareholder value.

Effect of Various Accounting Methods on our Results of Operations

     The various interests that we acquire in our partner companies are accounted for under three broad methods: consolidation, equity method and cost method. The applicable accounting method is generally determined based on our voting interest in a partner company.

     Consolidation. Partner companies in which we directly or indirectly own more than 50% of the outstanding voting securities are generally accounted for under the consolidation method of accounting. Under this method, a partner company's results of operations are reflected within our Consolidated Statements of Operations. Participation of other partner company shareholders in the earnings or losses of a consolidated partner company is reflected in the caption "Minority interest" in our Consolidated Statements of Operations. Minority interest adjusts our consolidated net results of operations to reflect only our share of the earnings or losses of the consolidated partner company. VerticalNet was our only consolidated partner company through December 31, 1998. However, due to VerticalNet's initial public offering in February 1999, our voting ownership interest in VerticalNet decreased below 50% and we have accounted for VerticalNet under the equity method of accounting since February 1999. We acquired controlling majority voting interests in Breakaway Solutions during the three months ended March 31, 1999, EmployeeLife.com and iParts during the three months ended June 30, 1999, CyberCrop.com (previously AgProducer Network) during the three months ended September 30, 1999 and Animated Images and ICG

Commerce during the three months ended December 31, 1999, each of which was consolidated from the date of its acquisition. Due to Breakaway Solutions' initial public offering in October 1999, our voting ownership interest in Breakaway Solutions decreased below 50% and we have accounted for Breakaway Solutions under the equity method of accounting since October 1999. As of December 31, 1999, Animated Images, CyberCrop.com, EmployeeLife.com, ICG Commerce, and iParts were our only consolidated partner companies.

     The effect of a partner company's net results of operations on our net results of operations is generally the same under either the consolidation method of accounting or the equity method of accounting, because under each of these methods only our share of the earnings or losses of a partner company is reflected in our net results of operations in the Consolidated Statements of Operations.

     Equity Method. Partner companies whose results we do not consolidate, but over whom we exercise significant influence, are generally accounted for under the equity method of accounting. Whether or not we exercise significant influence with respect to a partner company depends on an evaluation of several factors including, among others, representation on the partner company's board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the partner company, including voting rights associated with our holdings in common, preferred and other convertible instruments in the partner company. Under the equity method of accounting, a partner company's results of operations are not reflected within our Consolidated Statements of Operations; however, our share of the earnings or losses of the partner company is reflected in the caption "Equity income (loss)" in the Consolidated Statements of Operations. As of December 31, 1998, we accounted for eight of our partner companies under the equity method of accounting. As of December 31, 1999, we accounted for 31 of our partner companies using this method.

     Our partner companies accounted for under the equity method of accounting at December 31, 1998 and 1999 included:

                                                                                   Voting Ownership
                                                                              ----------------------------
                                                                  Partner
                                                                  Company     December 31,    December 31,
                                                                   Since         1998             1999
                                                                  ----------------------------------------
          EQUITY METHOD:
          AsseTRADE.com, Inc.................................      1999           N/A            17%
          Bidcom, Inc........................................      1999           N/A            35%
          Blackboard Inc.....................................      1998            35%           29%
          Breakaway Solutions, Inc...........................      1999           N/A            40%
          CommerceQuest, Inc.................................      1998           N/A            28%
          CommerX, Inc.......................................      1998            34%           40%
          ComputerJobs.com, Inc..............................      1998            33%           33%
          CourtLink, Inc.....................................      1999           N/A            19%
          eMarketWorld, Inc..................................      1999           N/A            42%
          eMerge Interactive, Inc............................      1999           N/A            45%
          Internet Commerce Systems, Inc.....................      1999           N/A            43%
          iSky, Inc..........................................      1996            31%           31%
          Jamcracker, Inc....................................      1999           N/A            24%
          JusticeLink, Inc...................................      1999           N/A            37%
          LinkShare Corporation..............................      1998            34%           34%
          MetalSite, LLC.....................................      1999           N/A            44%
          NetVendor, Inc.....................................      1999           N/A            27%
          ONVIA.com, Inc.....................................      1999           N/A            23%
          PaperExchange.com LLC..............................      1999           N/A            24%
          Plan Sponsor Exchange, Inc.........................      1999           N/A            49%
          Residential Delivery Services, Inc.................      1999           N/A            38%
          RetailExchange, Inc................................      1999           N/A            30%
          SageMaker, Inc.....................................      1998            22%           21%
          StarCite, Inc......................................      1999           N/A            43%
          Syncra Software, Inc...............................      1998            53%           35%
          traffic.com, Inc...................................      1999           N/A            20%
          United Messaging, Inc..............................      1999           N/A            37%
          Universal Access, Inc..............................      1999           N/A            24%
          Usgift.com, Inc....................................      1999           N/A            38%
          VerticalNet, Inc...................................      1996           N/A            34%
          Vivant! Corporation................................      1998            23%           31%

     As of December 31, 1999, we owned voting convertible preferred stock in all companies listed except Breakaway Solutions and VerticalNet. In addition, we also owned common stock in CommerceQuest, iSky, SageMaker, and Universal Access. Our voting ownership in Breakaway Solutions and VerticalNet consisted only of common stock at December 31, 1999. VerticalNet was consolidated at December 31, 1998. CommerceQuest and Universal Access were accounted for under the cost method of accounting at December 31, 1998. We have representation on the board of directors of all of the above partner companies. During the year ended December 31, 1999, Sky Alland Marketing changed its name to iSky.

     Most of our equity method partner companies are in a very early stage of development and have not generated significant revenues. In addition, most equity method partner companies incurred substantial losses in 1998 and 1999 and are expected to continue to incur substantial losses in 2000. One equity method partner company at December 31, 1998 generated a net profit of less than $1 million in 1998; however, this partner company did not generate a profit in 1999. Additionally, we recognize goodwill amortization expense related to the "excess basis" of our equity method partner companies.

     Cost Method. Partner companies not accounted for under either the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, our share of the earnings or losses of these companies is not included in our Consolidated Statements of Operations.

     Our partner companies accounted for under the cost method of accounting at December 31, 1998 and 1999 included:

                                                                      Partner           Voting Ownership
                                                                      Company       December 31,   December 31,
                                                                       Since          1998             1999
          COST METHOD:
          Arbinet Communications, Inc..............................     1999           N/A             8%
          AUTOVIA Corporation......................................     1998            15%           16%
          Benchmarking Partners, Inc...............................     1996            13%           12%
          ClearCommerce Corporation................................     1997            17%           15%
          Collabria, Inc...........................................     1999           N/A            11%
          CommerceQuest, Inc.......................................     1998             0%          N/A
          Context Integration, Inc.................................     1997            18%           14%
          Deja.com, Inc............................................     1997             0%            2%
          e-Chemicals, Inc.........................................     1998             0%            0%
          Entegrity Solutions Corporation..........................     1996            12%           11%
          PrivaSeek, Inc...........................................     1998            16%            8%
          ServiceSoft Technologies, Inc............................     1998            12%            5%
          TRADEX Technologies, Inc.................................     1999           N/A            10%
          US Interactive, Inc......................................     1996             4%            3%

     In most cases, we have representation on the board of directors of the above companies, including those in which we hold non-voting securities. As of December 31, 1999, we owned voting convertible preferred stock in all companies listed except Deja.com, in which we owned non-voting convertible preferred stock, and e-Chemicals, in which we owned non-voting convertible debentures. In addition, we also owned common stock in Deja.com. We record our ownership in debt securities at cost as we have the ability and intent to hold these securities until maturity. In addition to our investments in voting and non-voting equity and debt securities, we also periodically make advances to our partner companies in the form of promissory notes. There were advances to cost method partner companies totaling $2.1 million at December 31, 1999. During the year ended December 31, 1999, RapidAutoNet Corporation changed its name to AUTOVIA Corporation.

     Most of our cost method partner companies are in a very early stage of development and have not generated significant revenues. In addition, most cost method partner companies incurred substantial losses in 1998 and 1999 and are expected to continue to incur substantial losses in 2000. Two cost method partner companies were profitable in 1998, one of which was not profitable in 1999. None of our cost method partner companies have paid dividends during our period of ownership and they generally do not intend to pay dividends in the foreseeable future. US Interactive is accounted for under SFAS 115.

Effect of Various Accounting Methods on the Presentation of our Consolidated Financial Statements

     The presentation of our consolidated financial statements may differ from period to period primarily due to whether or not we apply the consolidation method of accounting or the equity method of accounting. For example, since our inception through December 31, 1998 we consolidated VerticalNet's financial statements with our own. However, due to VerticalNet's initial public offering in February 1999, our voting ownership interest in VerticalNet decreased to below 50%. Therefore, we have applied the equity method of accounting since
February 1999.   We also consolidated Breakaway Solutions' financial statements from the date of acquisition (January 6, 1999) through September 30, 1999. However, due to Breakaway Solutions' initial public offering in October 1999, our voting ownership interest in Breakaway Solutions decreased to below 50%. Therefore, we have applied the equity method of accounting since October 1999.

     We acquired controlling majority voting interests in Breakaway Solutions during the three months ended March 31, 1999, EmployeeLife.com and iParts during the three months ended June 30, 1999, CyberCrop.com during the three months ended September 30, 1999, and Animated Images and ICG Commerce during the three months ended December 31, 1999, each of which was consolidated from the date of its acquisition. The presentation of our consolidated financial statements looks substantially different for the year ended December 31, 1999 compared to 1998 as a result of consolidating Animated Images, Breakaway Solutions, CyberCrop.com, EmployeeLife.com, ICG Commerce, and iParts and no longer consolidating VerticalNet in our consolidated financial statements.

     To understand our net results of operations and financial position without the effect of consolidating our majority owned subsidiaries, Note 11 to our Consolidated Financial Statements summarizes our Parent Company Statements of Operations and Balance Sheets which treat VerticalNet, Animated Images, Breakaway Solutions, CyberCrop.com, EmployeeLife.com, ICG Commerce, and iParts as if they were accounted for under the equity method of accounting for all periods presented. Our share of the losses of VerticalNet, Animated Images, Breakaway Solutions, CyberCrop.com, EmployeeLife.com, ICG Commerce, and iParts is included in "Equity income (loss)" in the Parent Company Statements of Operations. The losses recorded in excess of the carrying value of VerticalNet at December 31, 1997 and 1998 are included in "Non-current liabilities" and the carrying value of VerticalNet, Animated Images, Breakaway Solutions, CyberCrop.com, EmployeeLife.com, ICG Commerce, and iParts as of December 31, 1999 are included in "Ownership interests in and advances to Partner Companies" in the Parent Company Balance Sheets.

Net Results of Operations

     Our reportable segments determined in accordance with Statement of Financial Accounting Standards No. 131 are Partner Company Operations and General ICG Operations. Partner Company Operations includes the effect of consolidating VerticalNet for the period from our inception on March 4, 1996 through December 31, 1998 and Animated Images, Breakaway Solutions, CyberCrop.com, EmployeeLife.com, ICG Commerce, and iParts from their dates of acquisition in 1999, and recording our share of earnings or losses of partner companies accounted for under the equity method of accounting. General ICG Operations represents the expenses of providing strategic and operational support to our partner companies, as well as the related administrative costs related to these expenses. General ICG Operations also includes the effect of transactions and other events incidental to our ownership interests in our partner companies and our operations in general.

(in thousands)
                                                                                Year Ended December 31,
                                                                         --------------------------------------
                                                                       1997                1998                  1999
                                                                       ----                ----                  ----
Summary of Consolidated Net Income (Loss)
   Partner Company Operations.................................       $ (4,779)           $ (14,081)            $ (103,418)
   General ICG Operations.....................................         (1,801)              27,980                 73,641
                                                                     --------            ---------             ----------

   Net income (loss) -- Consolidated Total....................       $ (6,580)           $  13,899             $  (29,777)
                                                                     ========            =========             ==========
Partner Company Operations
   Revenue....................................................       $    792            $   3,135             $   16,536
   Operating expenses
      Cost of revenue.........................................          1,767                4,643                  8,156
      Selling, general and administrative.....................          3,689               12,001                 25,535
                                                                     --------            ---------             ----------
      Total operating expenses................................          5,456               16,644                 33,691
                                                                     --------            ---------             ----------
                                                                       (4,664)             (13,509)               (17,155)
   Other income (expense), net................................             --                   --                   (258)
   Interest income............................................             11                  212                    243
   Interest expense...........................................           (126)                (297)                  (175)
                                                                     --------            ---------             ----------
    Income (loss) from Partner Company Operations
      before income taxes, minority interest and
      equity income (loss)....................................         (4,779)             (13,594)               (17,345)
   Income taxes...............................................             --                   --                     --
   Minority interest..........................................           (106)               5,382                  6,026
   Equity income (loss).......................................            106               (5,869)               (92,099)
                                                                     --------            ---------             ----------
   Loss from Partner Company Operations.......................       $ (4,779)           $ (14,081)            $ (103,418)
                                                                     ========            =========             ==========

General ICG Operations
   General and administrative.................................       $  2,054            $   3,513             $   23,389
                                                                     --------            ---------             ----------
                                                                       (2,054)              (3,513)               (23,389)
   Other income (expense), net................................             --               30,483                 67,642
   Interest income............................................            253                1,094                  9,388
   Interest expense...........................................             --                  (84)                (3,722)
                                                                     --------            ---------             ----------
   Income (loss) from General ICG Operations before
      income taxes............................................         (1,801)              27,980                 49,919
   Income taxes...............................................             --                   --                 23,722
                                                                     --------            ---------             ----------
   Income (loss) from General ICG Operations..................       $ (1,801)           $  27,980             $   73,641
                                                                     ========            =========             ==========

Consolidated Total
   Revenue....................................................       $    792            $   3,135             $   16,536
   Operating expenses
      Cost of revenue.........................................          1,767                4,643                  8,156
      Selling, general and administrative.....................          5,743               15,514                 48,924
                                                                     --------            ---------             ----------
      Total operating expenses................................          7,510               20,157                 57,080
                                                                     --------            ---------             ----------
                                                                       (6,718)             (17,022)               (40,544)
   Other income (expense), net................................             --               30,483                 67,384
   Interest income............................................            264                1,306                  9,631
   Interest expense...........................................           (126)                (381)                (3,897)
                                                                     --------            ---------             ----------
   Income (loss) before income taxes, minority
       interest and equity income (loss)......................         (6,580)              14,386                 32,574

   Income taxes...............................................             --                   --                 23,722
   Minority interest..........................................           (106)               5,382                  6,026
   Equity income (loss).......................................            106               (5,869)               (92,099)
                                                                     --------            ---------             ----------
   Net income (loss) -- Consolidated Total....................       $ (6,580)           $  13,899             $  (29,777)
                                                                     ========            =========             ==========
   Pretax income (loss).......................................                           $  13,899             $  (53,499)
   Pro forma income taxes.....................................                              (5,143)                16,050
                                                                                         ---------             ----------
   Pro forma net income (loss)................................                           $   8,756             $  (37,449)
                                                                                         =========             ==========

Net Results of Operations-Partner Company Operations

     Breakaway Solutions was consolidated from its acquisition in January 1999 through September 30, 1999 and accounted for $14.7 million and $24.2 million of our Partner Company Operations' revenue and operating expenses, respectively, for the year ended December 31, 1999. Breakaway Solutions was accounted for under the equity method of accounting for the three months ended December 31, 1999.

      Animated Images, CyberCrop.com, EmployeeLife.com, ICG Commerce and iParts were consolidated from their dates of acquisition in 1999 and accounted for $1.8 million and $9.5 million of our Partner Company Operations' revenue and operating expenses, respectively, for the year ended December 31, 1999.

     For the years ended December 31, 1997 and 1998 VerticalNet was our only consolidated partner company and accounted for all of the revenue and operating expenses of our Partner Company Operations' segment. VerticalNet was accounted for under the equity method of accounting in 1999.

Breakaway Solutions-Analysis of the Nine Months Ended September 30, 1999

     Breakaway Solutions is a full service provider of e-business solutions that allow growing enterprises to capitalize on the power of the Internet to reach and support customers and markets. Breakaway Solutions' services consist of Breakaway Solutions strategy consulting, Breakaway Solutions Internet solutions, Breakaway Solutions eCRM solutions and Breakaway Solutions application hosting. From Breakaway Solutions' inception in 1992 through 1998, the company's operating activities primarily consisted of providing strategy consulting and systems integration services. Prior to its acquisition of Applica in 1999, Breakaway Solutions derived no revenues from application hosting. The company believes, however, that application hosting will account for a significantly greater portion of revenues in the future. Breakaway Solutions generated $6.1 million, $10 million, and $25.4 million of revenue in 1997, l998 and 1999, respectively, resulting in net income in 1997 of $1.1 million and net losses in 1998 and 1999 of $.6 million and $10.4 million, respectively.

     The following is a discussion of Breakaway Solutions' net results of operations for the portion of the year ended December 31, 1999 that it was consolidated, which was from the date of acquisition in January 1999 through September 30, 1999 . Breakaway Solutions' comparative results of operations for the comparable 1998 period are not meaningful.

     Revenue. Breakaway Solutions' revenue of $14.7 million for the nine months ended September 30, 1999 was derived primarily from Internet professional services and eCRM solutions. Through organic growth and acquisitions, Breakaway Solutions expanded in 1999 into custom Web development and application hosting.

     Cost of Revenue. Cost of revenue of $7 million for the nine months ended September 30, 1999 consists primarily of Breakaway Solutions' personnel-related costs of providing its services. As Breakaway Solutions expands into custom Web development and application hosting, it is incurring the direct costs of these operations.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses of $14.7 million for the nine months ended September 30, 1999 consist of trade show expenses, personnel costs, facility costs, professional fees and general costs to support operations. Breakaway Solutions expects selling, general and administrative expenses to increase significantly in future periods due to the expected growth in its infrastructure, hiring of additional dedicated sales and marketing employees and the expected significant amortization of intangible assets from its acquisitions. Also included in selling, general and administrative expenses for the nine months ended September 30, 1999 was $2.5 million of goodwill amortization related to the acquisition of our ownership interest in Breakaway Solutions.


Other Consolidated Companies - Analysis of the Year Ended December 31, 1999

Animated Images, CyberCrop.com, EmployeeLife.com, ICG Commerce and iParts were consolidated from their dates of acquisition in 1999 and accounted for $1.8 million and $8.6 million of our Partner Company Operations' revenue and operating expenses, respectively, for the year ended December 31, 1999. CyberCrop.com, EmployeeLife.com and iParts are development stage companies, have generated negligible revenue since their inception, and incurred aggregate operating expenses of $4.3 million during the year ended December 31, 1999. Animated Images and ICG Commerce generated aggregate revenues of approximately $1.8 million during the period from acquisition in 1999 through December 31, 1999 and incurred aggregate operating expenses of $4.3 million during the same period, primarily general and administrative expenses as they deploy their business models. Also included in selling, general and administrative expenses for the year ended December 31, 1999 was $0.8 million of goodwill amortization related to our acquisitions of these partner companies.

VerticalNet-Analysis of the Two Year Period Ended December 31, 1998

     VerticalNet owns and operates industry-specific websites designed as online business-to-business communities, known as vertical trade communities. These vertical trade communities act as comprehensive sources of information, interaction and electronic commerce.

     During the periods ended December 31, 1996, 1997 and 1998 we acquired equity ownership interests in VerticalNet for $1 million, $2 million and $4 million, respectively. In 1998, we made advances to VerticalNet in the form of convertible notes of $5 million, of which $.8 million was repaid by VerticalNet, $2.1 million was purchased from us by one of our shareholders, and $2.1 million was converted into common stock during the three months ended March 31, 1999.

     For the periods ended December 31, 1997 and 1998, VerticalNet was our only consolidated partner company. The following is a discussion of VerticalNet's net results of operations for the two year period ended December 31, 1998:

     Revenue. Revenue was $.8 million for the year ended December 31, 1997 and $3.1 million for the year ended December 31, 1998. The increase in revenue was due primarily to an increase in the number of advertisers as a result of VerticalNet's marketing efforts and the increase in the number of industry-specific trade communities from 16 as of December 31, 1997 to 33 as of December 31, 1998. Advertising revenue and Web site development fees represented all of VerticalNet's revenue in 1997. In 1998, most of VerticalNet's revenue was generated from selling advertisements to industry suppliers in its trade
communities.   All advertising revenue is recognized ratably in the period in which the advertisement is displayed, provided that the collection is reasonably assured. VerticalNet also generates revenue from career services, education, and e-commerce, specifically the sale of books and third party software for which they receive a transaction fee, and from barter transactions.

     Cost of Revenue. Cost of revenue was $1.8 million in 1997 and $4.6 million in 1998. Cost of revenue consists of editorial, operational and product development expenses. The increase in cost of revenue was due to increased staffing and the costs of enhancing the features, content and services of VerticalNet's industry-specific trade communities, as well as increasing the overall number of trade communities.

     Selling, General and Administrative Expenses. Selling expenses were $2.3 million for the year ended December 31, 1997 and $7.9 million for the year ended December 31, 1998. The increase in selling expenses was primarily due to the increased number of sales and marketing personnel, increased sales commissions and increased expenses related to promoting VerticalNet's industry-specific trade communities. General and administrative expenses were $1.4 million for the year ended December 31, 1997 and $4.1 million for the year ended December 31, 1998. The increase in general and administrative expenses was due primarily to increased staffing levels, higher facility costs, professional fees to support the growth of VerticalNet's infrastructure and goodwill amortization related to VerticalNet's 1998 acquisitions.

Equity Income (Loss)

     A significant portion of our net results of operations is derived from companies in which we hold a significant minority ownership interest. These companies are accounted for under the equity method of accounting. Equity income
(loss) fluctuates with the number of companies accounted for under the equity method, our voting ownership percentage in these companies, the amortization of goodwill related to newly acquired ownership interests in equity method companies, and the net results of operations of these companies. During the years ended December 31, 1998 and 1999 we utilized cash, stock, or notes payable totalling $23.7 million and $495.6 million, respectively, to acquire partner company interests accounted for under the equity method of accounting which resulted in goodwill of $15.1 million and $293.7 million, respectively, which is
being amortized over 3 years.   Without giving effect to additional acquisitions
in equity method companies subsequent to December 31, 1999, we expect goodwill amortization related to equity method companies to approximate $102 million in 2000. The extent to which actual goodwill amortization in 2000 related to equity method companies exceeds this estimate will depend primarily upon the amount of capital we deploy in 2000 for the acquisition of additional ownership interests in equity method companies.

     During the year ended December 31, 1999 we accounted for 31 companies under the equity method of accounting, including VerticalNet, compared to eight companies during 1998. All 31 of the companies incurred losses in the year ended December 31, 1999. Our equity loss of $92.1 million for the year ended December 31, 1999 consisted of $72.3 million related to our share of the equity method companies' losses and $19.8 million of amortization of the goodwill of these companies. Of the $72.3 million equity loss related to our share of the losses of companies accounted for under the equity method for the year ended December 31, 1999, $19.2 million and $9.3 million, respectively, were attributable to VerticalNet and Onvia.com, while the other 29 companies accounted for the remaining equity losses ranging from less than $0.1 million to $6.2 million.

     For the year ended December 31, 1999, VerticalNet had revenue of $20.8 million and a net loss of $53.5 million compared to revenue of $3.1 million and a net loss of $13.6 million for the comparable period in 1998. VerticalNet's revenue increased period to period primarily due to a significant increase in the number of storefronts as it grew the number of its vertical trade communities from 29 as of December 31, 1998 to 55 as of December 31, 1999. In addition, barter transactions, in which VerticalNet received advertising or other services in exchange for advertising on its Web sites, accounted for 23% of revenues for the year ended December 31, 1999 compared to 19% in 1998. VerticalNet's losses increased period to period due to its costs of maintaining, operating, promoting and increasing the number of its vertical trade communities increasing more than revenue, increased amortization of goodwill associated with acquisitions and a $13.6 million charge for in-process research and development expensed in August 1999 relating to VerticalNet's acquisition of Isadra.

     For the year ended December 31, 1999, Onvia.com had revenue of $27.2 million and a net loss of $43.4 million compared to revenue of $1.0 million and a net loss of $.7 million for the comparable period in 1998. Onvia.com is a business-to-busienss emarketplace for snall business buyers and sellers. The company generated substantially all of its revenue in 1999 from product sales. Animated Images, CyberCrop.com, EmployeeLife.com, ICG Commerce and iParts were consolidated from their dates of acquisition in 1999 and accounted for $1.8 million and $8.6 million of our Partner Company Operations' revenue and operating expenses, respectively, for the year ended December 31, 1999.

     Onvia.com's revenue increased period to period due to increased product sales to new and existing customers. Onvia.com's losses increased period to period as a result of its increased operating expenses related to marketing and advertising programs designed to build its brand and drive customer acquisition, increases in administrative personnel and non-cash equity compensation charges of $10.5 million.

     VerticalNet expects to incur significant net losses for the foreseeable future because of its aggressive expansion plans. Onvia.com expects increasing losses for at least the next twelve months as a result of increased sales and marketing expenses, expanded service and product offerings, and its investment in technology and development. Due to the early stage of development of the other companies in which we acquire interests, existing and new partner companies accounted for under the equity method are expected to incur substantial losses. Our share of these losses is expected to be substantial in 2000.

     While VerticalNet, Onvia.com and most of the companies accounted for under the equity method of accounting have generated losses in each of 1998 and 1999, and therefore in most cases did not incur income tax liabilities, these companies may generate taxable income in the future. Our share of these companies' net income, if generated, would be reduced to the extent of our share of these companies' tax expense.

     The significant change in equity income (loss) from 1997 to 1998 reflects a decrease in the net results of operations at iSky and the effect of equity method partner companies in which we acquired an interest during 1998. One of these companies, Syncra Software, represented approximately $4.3 million of our $5.9 million equity loss in 1998. As of December 31, 1998, we accounted for eight of our partner companies under the equity method of accounting. Most of these companies were in a very early stage of development and incurred substantial losses in 1998, and our share of these losses was substantial.

Net Results of Operations-General ICG Operations

General and Administrative

     Our general and administrative costs consist primarily of employee compensation, outside services such as legal, accounting and consulting, and travel-related costs. These costs also include the amortization of deferred compensation expense in the periods ended December 31, 1997, 1998 and 1999 of $.2 million, $.3 million and $.2 million, respectively, related to restricted stock issuances. We commenced operations in March 1996 with offices in Wayne, Pennsylvania and San Francisco, California. As the number of our employees grew to support our operations and those of our partner companies, our general and administrative costs increased. In late 1998, we opened an office in Boston, Massachusetts, and in 1999 we established operations in Seattle, Washington and London, England and we significantly increased the number of our employees. As a result of these initiatives, our general and administrative costs increased 566% for the year ended December 31, 1999 compared to 1998. We plan to continue to hire new employees, open new offices, and build our overall infrastructure, therefore we expect these costs to continue to be substantially higher compared to historical periods.

     During the years ended December 31, 1998 and 1999, we recorded aggregate unearned compensation expense of $.7 million and $16.4 million respectively, in connection with the grant of stock options to non-employees and the grant of employee stock options with exercise prices less than the deemed fair value on the respective dates of grant. General and administrative costs for the year ended December 31, 1999 include $5.7 million of amortization expense related to stock option grants. Without giving effect to any unearned compensation expense related to equity granted subsequent to December 31, 1999, we expect to recognize amortization of deferred compensation expense of $5.6 million in 2000, $3.4 million in 2001, $1.9 million in 2002, $.9 million in 2003 and $.2 million in 2004.

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

     General ICG Operations' other income consisted of the following:



(in thousands)                                       Year Ended December 31,
                                                        1998            1999
                                                        ----            ----

Issuance of stock by VerticalNet..................... $     --         $50,717
Issuance of stock by Breakaway Solutions.............       --          17,304
Sale of SMART Technologies to i2 Technologies........       --           2,942
Sale of Matchlogic to Excite.........................   12,822              --
Sales of Excite holdings.............................   16,814           2,051
Sale of Excite to @Home Corporation..................       --           2,719
Sale of WiseWire to Lycos............................    3,324              --
Sales of Lycos holdings..............................    1,472              --
Partner company impairment charges...................   (3,949)         (8,097)
Other................................................       --               6
                                                      --------         -------
                                                      $ 30,483         $67,642
                                                      ========         =======

     As a result of VerticalNet completing its initial public offering in February 1999 and issuing additional shares for acquisitions in 1999, our share of VerticalNet's net equity increased by $50.7 million. This increase adjusted our carrying value in VerticalNet and resulted in a non-operating gain of $50.7 million, before deferred taxes of $17.7 million, in the year ended December 31, 1999. As a result of Breakaway Solutions completing its initial public offering in October 1999, our share of Breakaway Solutions' net equity increased by $17.3 million. This increase adjusted our carrying value in Breakaway Solutions and resulted in a non-operating gain of $17.3 million, before deferred taxes of $6.1 million, in the year ended December 31, 1999. These gains were recorded in accordance with SEC Staff Accounting Bulletin No. 84 and our accounting policy with respect to such transactions. We believe there is a high likelihood that transactions similar to these, in which a partner company we account for under the consolidation or equity method of accounting issues shares of its common stock, will occur in the future and we expect to record gains or losses related to such transactions provided they meet the requirements of SEC Staff Accounting Bulletin No. 84 and our accounting policy. In some cases, as described in SEC Staff Accounting Bulletin No. 84, the occurrence of similar transactions may not result in a non-operating gain or loss but would result in a direct increase or decrease to our shareholders' equity.

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

     In February 1998, we exchanged all of our holdings of Matchlogic, Inc. for 763,820 shares of Excite, Inc. The $14.3 million market value of the Excite shares received on the date of exchange was used to determine the gain of $12.8 million. Throughout the remainder of 1998, we sold 716,082 shares of Excite which resulted in $30.2 million of proceeds and $16.8 million of gains. During the three month period ended March 31, 1999, we sold 23,738 shares of Excite which resulted in $2.5 million of proceeds and $2.1 million of gains.

     In May 1999, @Home Corporation announced it would exchange its shares for all of the outstanding stock of Excite. As part of this merger, we received shares of @Home Corporation in exchange for our shares in Excite, resulting in a non-operating gain before taxes of $2.7 million.

     In April 1998, we exchanged all of our holdings of WiseWire for 191,922 shares of Lycos, Inc. The $5.3 million market value of the Lycos shares received on the date of exchange was used to determine the gain of $3.3 million. Throughout the remainder of 1998, we sold 169,548 shares of Lycos which resulted in $6.2 million of proceeds and $1.5 million of gains.

     Our remaining holdings of @Home Corporation, Lycos, and i2 Technologies at December 31, 1999 are accounted for as available-for-sale securities and are marked to market, with the difference between carrying value and market value, net of deferred taxes, recorded in "Accumulated other comprehensive income" in the shareholders' equity section of our Consolidated Balance Sheets in accordance with Statement of Financial Accounting Standards No. 115.

     In December 1998, we recorded an impairment charge of $1.9 million for the decrease in value of one of our partner companies accounted for under the cost method of accounting as a result of selling the partner company interest below our carrying value. We had acquired our ownership interest in the partner company during 1996 and 1997. In December 1998, the partner company agreed to be acquired by an independent third party. The transaction was completed in January 1999. The impairment charge we recorded was determined by calculating the difference between the proceeds we received from the sale and our carrying value.

     For the years ended December 31, 1998 and 1999, we recorded impairment charges of $2 million and $8.1 million, respectively, for the other than temporary decline in the fair value of a cost method partner company. From the date we initially acquired an ownership interest in this partner company through December 31, 1999, our funding to this partner company represented all of the outside capital the company had available to fund its net losses and capital asset requirements. During the year ended December 31, 1999 we fully guaranteed the partner company's new bank loan and agreed to provide additional funding. We acquired additional non-voting convertible debentures of this partner company for $8 million in 1999. The impairment charges we recorded were determined by the decrease in net book value of the partner company caused by its net losses, which were funded entirely based on our funding and bank guarantee. Given its continuing losses, we will continue to determine and record impairment charges in a similar manner for this partner company until the status of its financial position improves.

Interest Income

     Our cash, cash equivalents and short-term investments are invested primarily in money market accounts and highly liquid, high quality debt instruments. During 1998, we received $38.2 million of proceeds from the sale of our common stock and $36.4 million of proceeds from the sales of a portion of our holdings in Excite and Lycos. During the year ended December 31, 1999, we received (net of related costs) $32 million of proceeds from the sale of shares of our common stock prior to our public offering, $90 million in convertible notes, approximately $209.1 million in our initial public offering, approximately $831 million in our follow-on stock offering and approximately $549.9 million from the sale of convertible subordinated notes. The increase in interest income in 1998 and 1999 was primarily due to the significant increase in our cash and cash equivalents throughout 1998 and 1999 as a result of these transactions.

Interest Expense

     During May 1999, we issued $90 million in convertible notes bearing interest at 4.99%. Interest accrued through August 5, 1999, the date of our initial public offering, was waived in accordance with the terms of the notes and reclassed to Additional Paid-in-Capital as a result of the conversion of the convertible notes in connection with our initial public offering. During December 1999 we issued approximately $566.3 million in convertible subordinated notes due 2004 bearing interest at 5.5%. The increase in interest expense in the year ended December 31, 1999 was a result of these transactions.

Income Taxes

     From our inception on March 4, 1996 to February 2, 1999, we were organized as a limited liability company and were treated as a partnership for income tax purposes. As a result of our Reorganization as a corporation, we are subject to corporate federal and state income taxes. For informational purposes, the Consolidated Statement of Operations for the years ended December 31, 1998 and 1999 reflect pro forma income on an after-tax basis assuming we had been taxed as a corporation since January 1, 1998. We did not have any net operating loss carry forwards at December 31, 1998.

     At the time of our Reorganization, we recorded a deferred tax benefit and related deferred tax asset of $7.7 million, which primarily represented the excess of tax basis over book basis of our partner companies. For the period from the date of the Reorganization through December 31, 1999, we recorded an additional tax benefit of $16.0 million related to our consolidated results of operations for that period, net of deferred tax expense of $23.8 million relating to our gain on VerticalNet's and Breakaway Solutions' common stock issuances.

     We have not recorded a valuation allowance related to our gross deferred tax assets because we believe it is more likely than not that we will realize the benefits of these assets. The assets relate primarily to the excess of tax basis over book basis of our partner companies. These differences in basis represent capital losses for tax purposes which, if recognized, can only be deducted to the extent of capital gains. Additionally, these losses may be carried back three years and carried forward five years from the year in which they occur. While selling any portion of our ownership interests in partner companies is something we will not do in the ordinary course of business, we would consider pursuing such a sale at the minimum amount necessary to prevent any capital losses from expiring unutilized. If we do not believe such a strategy, or an alternative strategy, will be available in the time periods allowed for carrying back and carrying forward losses, we will establish a valuation allowance at that time. Most of our partner companies are in an early stage of development, currently generate significant losses and are expected to generate significant losses in the future. The marketability of the securities we own of our partner companies is generally limited as they primarily represent ownership interests in companies whose stock is not publicly traded. As of December 31, 1999, our only publicly traded partner companies are VerticalNet, Breakaway Solutions and US Interactive. As a result, there is significant risk that we may not be able to realize the benefits of expiring carryforwards.

Liquidity and Capital Resources

     We have funded our operations with a combination of equity proceeds, proceeds from the issuance of convertible notes, proceeds from the sales of a portion of our Excite and Lycos holdings, and borrowings under bank credit facilities.

     We received equity commitments of $40 million in 1996, of which $13.7 million and $20.1 million was received in 1996 and 1997, respectively, and $6.2 million of which was funded with an in-kind contribution of holdings of a partner company in 1996. We received additional commitments of $70 million in 1998, of which $38 million was received in 1998 and $32 million was received during the year ended December 31, 1999, respectively.

     In August 1999, we completed our initial public offering of 30,620,000 shares of our common stock at $6.00 per share. Concurrently, we completed a private placement of 7,500,000 shares at the $6.00 initial public offering price. Net proceeds to us from these transactions aggregated approximately $209.1 million (net of underwriters' commission and offering expenses of approximately $19.6 million).

     In December 1999, we issued 609,533 shares of common stock in a private placement for $50 million.

     In December 1999, we completed a follow-on public offering of 6,900,000 shares of our common stock at $108.00 per share. Concurrently, we completed private placements for an aggregate of 648,147 shares at the $108.00 offering price. Net proceeds to us from these transactions aggregated approximately $781.4 million (net of underwriters' commission and offering expenses of approximately $33.8 million).

     In December 1999, we issued $566.3 million in convertible subordinated notes due 2004 bearing interest at 5.5%, including a private placement of $20 million. Net proceeds to us from this issuance aggregated approximately $549.9 million (net of underwriters' discount and offering expenses of approximately $16.4 million).

     In May 1999, we issued $90 million of convertible subordinated notes which converted to 14,999,732 shares of our common stock upon the completion of our initial public offering in August 1999. Upon the conversion of these notes, we issued 3,000,000 warrants to purchase our common stock at $6.00 per share through May 2002. In accordance with the terms of the notes, all accrued interest was waived upon conversion.

     Sales of Excite and Lycos stock generated proceeds of $36.4 million in 1998 and sales of Excite stock generated proceeds of $2.5 million in 1999.

     In April 1999, we entered into a $50 million revolving bank credit facility. In connection with the facility, we issued warrants to purchase 400,000 shares of common stock for an exercise price of $5.00 per share exercisable for seven years. We valued these warrants at $1 million and accounted for them as debt issuance costs. The facility matures in April 2000, is subject to a .25% unused commitment fee, bears interest, at our option, at prime and/or LIBOR plus 2.5%, and is secured by substantially all of our assets (including all of our holdings in VerticalNet). Borrowing availability under the facility is based on the fair market value of our holdings of publicly-traded partner companies (VerticalNet, Breakaway Solutions, eMerge Interactive and US Interactive as of February 29, 2000) and the value, as defined in the facility, of our private partner companies. If the market price of our publicly traded partner companies declines, availability under the credit facility could be reduced significantly and could have an adverse effect on our ability to borrow under the facility and could require an immediate repayment of a portion of our outstanding borrowings, if any. Based on the provisions of the borrowing base, borrowing availability at December 31, 1999 and February 29, 2000 was $50 million. We are currently in the process of increasing the amount of our bank credit facility.

     Existing cash, cash equivalents and short-term investments, availability under our revolving bank credit facility, proceeds from the potential sales of all or a portion of our minority interests and other internal sources of cash flow are expected to be sufficient to fund our cash requirements through the next 12 months, including commitments to new and existing partner companies and general operations requirements. As of February 29, 2000 , we were contingently obligated for approximately $5.5 million of guarantee commitments and $93.7 million of funding commitments to new and existing partner companies. We will continue to evaluate acquisition opportunities and expect to acquire additional ownership interests in new and existing partner companies in the next 12 months which may make it necessary for us to raise additional funds. If additional funds are raised through the issuance of equity securities, our existing shareholders may experience significant dilution. Our revolving bank credit facility matures in April 2000, at which time we may not be able to renew the facility or obtain additional bank financing, or may only be able to do so on terms not favorable or acceptable to us. We are currently in negotiations to obtain a new credit facility.

     From its inception through its initial public offering, VerticalNet funded its operations through a combination of equity, investor and bank borrowings, and leases. These sources included amounts both advanced and guaranteed by us. VerticalNet raised $58.3 million in its initial public offering in February 1999 and $115 million in a convertible subordinated note offering in October 1999. We have no obligation to provide additional funding to VerticalNet, and we have no obligations with respect to its outstanding debt arrangements.

     Prior to 1999, Breakaway Solutions funded its operations through a combination of cash flow from operations, bank borrowings and leases. In January 1999, we acquired a majority voting interest in Breakaway Solutions for $8.3 million, of which Breakaway Solutions used $4.5 million to repurchase a portion of its outstanding common stock. In July 1999, Breakaway Solutions completed a private placement of equity securities of about $19.1 million, of which we contributed $5 million. In October 1999, Breakaway Solutions completed its initial public offering raising approximately $42 million. We recorded a non-operating gain during the three months ended December 31, 1999 due to the increase in our share of Breakaway Solutions' net equity as a result of their issuance of shares. Our ownership interest in Breakaway Solutions after their initial public offering is about 40% and will be accounted for under the equity method. We have no obligation to provide additional funding to Breakaway Solutions, and we have no obligations with respect to its outstanding debt arrangements.

     Consolidated working capital increased to $1.3 billion at December 31, 1999 from $20.5 million at December 31, 1998 primarily as a result of the equity and convertible subordinated notes proceeds we raised in 1999 more than offsetting the cost of ownership interests we acquired and other net cash outflows during the year ended December 31, 1999.

     Cash used in operating activities increased in 1997 and 1998 compared to each of the prior years primarily due to VerticalNet's increased losses in each of those years. Cash used in operating activities in the year ended December 31, 1999 increased compared to 1998 due to the increased cost of General ICG Operations general and administrative expenses.

     Cash used in investing activities primarily reflects the acquisition of ownership interests in and advances to new and existing partner companies, offset in 1998 and the year ended December 31, 1999 by the proceeds of $36.4 million and $2.5 million, respectively, from the sales of a portion of our available-for-sale securities, Excite and Lycos.

     We utilized $57.6 million, including $9 million contributed to VerticalNet, to acquire interests in new and existing partner companies in 1998. In 1998, we acquired interests in the following partner companies: AUTOVIA, Blackboard, CommerceQuest, Commerx, ComputerJobs.com, Context Integration, Deja.com, e-Chemicals, Entegrity Solutions, LinkShare, PrivaSeek, SageMaker, Servicesoft Technologies, Syncra Software, US Interactive, VerticalNet and Vivant!.

     We utilized $380.5 million, including $13.2 million contributed directly to Breakaway Solutions and an additional $4 million used to purchase an additional ownership interest in Breakaway Solutions directly from shareholders of Breakaway Solutions, and including $30.1 million in the aggregate to acquire our majority ownership interests in Animated Images, CyberCrop.com, EmployeeLife.com, ICG Commerce, and iParts, to acquire interests in or make advances to new and existing partner companies during the year ended December 31, 1999. These companies included: Arbinet Communications, asseTrade.com, AUTOVIA, Benchmarking Partners, Bidcom, Blackboard, ClearCommerce, Collabria, CommerceQuest, Commerx, CourtLink, Deja.com, e-Chemicals, eMarketWorld, eMerge Interactive, Entegrity Solutions, Internet Commerce Systems, Jamcracker, LinkShare, NetVendor, ONVIA.com, PaperExchange.com, PlanSponsor Exchange, PrivaSeek, Residential Delivery Services, RetailExchange, SageMaker, Servicesoft Technologies, StarCite, SMART Technologies, Syncra Software, TRADEX Technologies, traffic.com, United Messaging, Universal Access, USgift.com, VerticalNet and Vivant!.

     During the year ended December 31, 1999, we acquired an interest in a new partner company from shareholders of the partner company who have an option, exercisable at any time through August 2000, of electing to receive cash of $11.3 million or 2,083,333 shares of our common stock. As of December 31, 1999, $5.6 million of the obligation has been converted into 1,033,908 shares of our common stock.

     During the year ended December 31, 1999, we acquired an interest in MetalSite for a combination of cash of $30 million and 852,631 shares of our common stock valued at $150.2 million.

     During the period from January 1, 2000 through February 29, 2000 we utilized $220.6 million to acquire interests in or make advances to new and existing partner companies. These companies included: asseTRADE.com, Arbinet Communications, AUTOVIA, Benchmarking Partners, Buymedia, Centrimed, ClearCommerce, Collabria, CourtLink, e-Chemicals, Entegrity Solutions, EU Medix, EU Supply, FarmingOn-line, FreeBorders, Industrial America LLC, iSky, LinkShare, Logistics.com, Inc., MetalSite, ServiceSoft Technologies, TALPX, TeamOn, Universal Access, and Vivant!

     During January 2000, we acquired an additional interest in an existing partner company from a shareholder of the partner company for 150,000 shares of our common stock valued at $26.6 million.

     In February 2000, we entered into an agreement to acquire a significant interest in eCredit.com, a leading provider of Internet based credit, financing and related services. We will issue common stock worth approximately $450 million to eCredit.com shareholders, which is subject to customary closing conditions and regulatory approval. We expect the transaction to close in the quarter ending June 30, 2000.

     In February 2000, we entered into an agreement to form a joint venture with DuPont named CapSpan. CapSpan will provide management, growth capital, financial, technical and infrastructure capabilities designed to accelerate the development of B2B e-commerce.

     In March 2000, we entered into an agreement to acquire a majority interest in RightWorks, a leading provider of e-procurement software that powers B2B exchanges. We will issue approximately $635 million of our common stock (valued at $111.48 per share) to tendering RightWorks' preferred shareholders (subject to adjustment based on the number of RightWorks' shares tendered) and also will purchase newly issued RightWorks' shares for $22 million in cash. The transaction is subject to customary closing conditions and regulatory approval. We expect the transaction to close in the quarter ending June 30, 2000.

     In March 2000, we entered into an agreement with Hutchinson Whampoa Ltd., a Hong Kong based multi-national conglomerate, to acquire a majority interest in Harbour Ring International Holdings, which will be renamed ICG AsiaWorks Limited, with Hutchison Whampoa Ltd. We will expend approximately $117 million upon the closing of this transaction which is expected to take place in the quarter ending June 30, 2000, subject to customary closing conditions and regulatory approval.

     During the year ended December 31, 1999, Ariba, Inc. announced its intention to acquire all of the outstanding stock of one of our partner companies, TRADEX Technologies, in exchange for approximately $2.0 billion in Ariba stock. Ariba closed its acquisition of TRADEX Technologies on March 9, 2000. Based on Ariba's closing price of $320.88 on March 9, 2000, we will record a non-operating gain of approximately $290 million during the quarter ended March 31, 2000. Our holdings of Ariba after the transaction will be accounted for as available-for-sale securities and will be marked to market, with the difference between carrying value and market value, net of deferred taxes, recorded in "Accumulated other comprehensive income" in the shareholders' equity section of our Consolidated Balance Sheets in accordance with Statement of Financial Accounting Standards No. 115.

     During the year ended December 31, 1999, VerticalNet acquired all of the outstanding stock of NECX Exchange LLC in exchange for $70 million in convertible notes, $10 million in cash and the assumption of debt and certain other liabilities. Upon conversion of the $70 million in convertible notes (expected in the first quarter of 2000), our voting ownership in VerticalNet will decrease from 35% to approximately 34%. In addition, we expect to record a non-operating gain due to the increase in our share of VerticalNet's net equity as a result of their issuance of shares.

     In January 2000, Breakaway Solutions announced it had signed a definitive agreement to acquire EggRock Partners for 3,636,000 shares of its common stock valued at $250 million at the date of signing the definitive agreement. Consummation of the transaction is subject to customary closing conditions and is expected to close in the quarter ending June 30, 2000. Upon closing, our voting ownership in Breakaway Solutions will decrease from 40% to approximately 33%. In addition, we expect to record a non-operating gain due to the increase in our share of Breakaway Solutions' net equity as a result of their issuance of shares.

     In March 2000, VerticalNet announced it had signed a definitive agreement to acquire Tradeum, Inc. approximately for 2,000,000 shares of VerticalNet common stock valued at approximately $500 million at the date of signing of the definitive agreement. Consummation of the transaction is subject to customary closing conditions and is expected to close in the second quarter of 2000. Upon closing, our voting ownership of VerticalNet will decrease from 33% to approximately 31%. In addition, we expect to record a non-operating gain due to the increase in our share of VerticalNet's net equity as a result of their issuance of shares.

     Our operations are not capital intensive, and capital expenditures in any year normally will not be significant in relation to our overall financial position. We committed funds in 1999 and expect to commit funds in 2000 to the buildout of our larger new corporate headquarters in Wayne, Pennsylvania, our international expansion, and the development of our information technology infrastructure. There were no material capital asset purchase commitments as of December 31, 1999.

Recent Accounting Pronouncements

     We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position or cash flows.


  ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


     We are exposed to equity price risks on the marketable portion of our equity securities. Our public holdings at December 31, 1999 include equity positions in companies in the Internet industry sector, including Excite@Home; Breakaway Solutions, Inc.; i2 Technologies, Inc.; Lycos, Inc.; US Interactive, Inc.; and VerticalNet, Inc., many of which have experienced significant historical volatility in their stock prices. We typically do not attempt to reduce or eliminate our market exposure on these securities. A 20% adverse change in equity prices, based on a sensitivity analysis of our public holdings as of December 31, 1999, would result in an approximate $522.4 million decrease in the fair value of our public holdings . A significant portion of the value of the potential decrease in equity securities, or $411.1 million, consisted of our holdings in VerticalNet.

     The carrying values of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and notes payable, approximate fair value because of the short maturity of these instruments. The fair value of convertible subordinated notes is approximately $835.2 million versus a carrying value of $556.3 million. The carrying value of other long-term debt approximates its fair value, as estimated by using discounted future cash flows based on our current incremental borrowing rates for similar types of borrowing arrangements.

     Availability under our credit facility is determined by the market value of the publicly traded and privately held securities pledged as collateral. As of December 31, 1999, we had sufficient collateral to enable us to fully utilize this facility. Additionally, we are exposed to interest rate risk primarily through our bank credit facility. At December 31, 1999, there were no borrowings outstanding.

     We have historically had very low exposure to changes in foreign currency exchange rates, and as such, have not used derivative financial instruments to manage foreign currency fluctuation risk. As we expand globally, the risk of foreign currency exchange rate fluctuation may dramatically increase. Therefore, in the future, we may consider utilizing derivative instruments to mitigate such risks.


  ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Consolidated Financial Statements, and the related Notes thereto, of Internet Capital Group, Inc. and the Report of Independent Auditors are filed as a part of this Form 10-K.


                                                                           Page
                                                                          Number
                                                                          ------
Independent Auditors' Report................................................. 36
Consolidated Balance Sheets as of December 31, 1998 and 1999................. 37
Consolidated Statements of Operations for the years ended
December 31, 1997, 1998 and 1999............................................. 38
Consolidated Statements of Shareholders' Equity for the years ended December 31, 1997, 1998 and 1999....................................... 39
Consolidated Statements of Comprehensive Income (Loss) for the
years ended December 31, 1997, 1998 and 1999. ............................... 40
Consolidated Statements of Cash Flows for the years ended
December 31, 1997, 1998 and 1999............................................. 41
Notes to Consolidated Financial Statements .................................. 42

                         Report of Independent Auditors

The Board of Directors and Shareholders
Internet Capital Group, Inc.:

We have audited the accompanying consolidated balance sheets of Internet Capital Group, Inc. and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, shareholders' equity, comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of certain nonsubsidiary investee companies (ComputerJobs.com, Inc. and Syncra Software, Inc.) as of and for the year ended December 31, 1998, which Internet Capital Group, Inc. originally acquired an interest in during 1998. The Company's ownership interests in and advances to these nonsubsidiary investee companies at December 31, 1998 were $8,392,155, and its equity in net income (loss) of these nonsubsidiary investee companies was $3,876,148 for the year ended December 31, 1998. We also did not audit the financial statements of a nonsubsidiary investee company (Onvia.com, Inc.) as of and for the year ended December 31, 1999. The Company's ownership interest and advances to this nonsubsidiary investee company at December 31, 1999 were $8,753,597 and its equity in net loss of the nonsubsidiary investee was $9,327,340. The financial statements of these nonsubsidiary investee companies were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these nonsubsidiary investee companies as of and for the years ended December 31, 1998 and 1999, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Internet Capital Group, Inc. and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.


KPMG LLP

Philadelphia, Pennsylvania
March 8, 2000

                          INTERNET CAPITAL GROUP, INC.
                          Consolidated Balance Sheets


(in thousands except per share data)                                                       As of December 31,
                                                                               -----------------------------------------
                                                                                       1998                    1999
                                                                               --------------------  -------------------
Assets
Current Assets
 Cash and cash equivalents...........................................................  $26,841                $1,343,459
 Short-term investments..............................................................       --                     3,359
 Accounts receivable, less allowances for doubtful accounts
    ($61-1998; $67-1999).............................................................    1,842                     1,207
 Prepaid expenses and other current assets...........................................    1,119                     6,347
                                                                                       -------                ----------
 Total current assets................................................................   29,802                 1,354,372

 Fixed assets, net...................................................................    1,151                     4,015
 Ownership interests in and advances to Partner Companies............................   59,492                   547,339
 Available-for-sale securities.......................................................    3,251                    46,767
 Intangible assets, net..............................................................    2,476                    23,649
 Deferred taxes......................................................................       --                    34,388
 Other...............................................................................      613                    39,854
                                                                                       -------                ----------
Total Assets.........................................................................  $96,785                $2,050,384
                                                                                       =======                ==========

Liabilities and Shareholders' Equity
Current Liabilities
 Current maturities of long-term debt................................................  $   288                $    3,000
 Line of credit......................................................................    2,000                        --
 Accounts payable....................................................................    1,348                     6,750
 Accrued expenses....................................................................    1,823                     4,205
 Notes payable to Partner Companies..................................................    1,713                    34,134
 Deferred revenue....................................................................    2,177                        --
 Other...............................................................................       --                       903
                                                                                       -------                ----------
 Total current liabilities...........................................................    9,349                    48,992

 Long-term debt......................................................................      352                     3,185
  Other liability (Note 8)...........................................................       --                     4,255
 Minority interest...................................................................    6,360                     7,481
  Convertible subordinated notes (Note 7)............................................       --                   566,250
 Commitments and contingencies  (Note 19)............................................

Shareholders' Equity
 Preferred stock, $.01 par value; 10,000 shares
     authorized; none issued.........................................................       --                        --
 Common stock, $.001 par value; 300,000 shares
   authorized; 132,087 (1998) and
   263,579 (1999) issued and outstanding.............................................      132                       264
 Additional paid-in capital..........................................................   74,932                 1,513,615
 Retained earnings (accumulated deficit).............................................    5,257                   (26,539)
 Unamortized deferred compensation...................................................   (1,330)                  (11,846)
 Notes receivable-shareholders.......................................................       --                   (79,790)
 Accumulated other comprehensive income..............................................    1,733                    24,517
                                                                                       -------                ----------
 Total shareholders' equity..........................................................   80,724                 1,420,221
                                                                                       -------                ----------
Total Liabilities and Shareholders' Equity...........................................  $96,785                $2,050,384
                                                                                       =======                ==========

                See notes to consolidated financial statements.

                          INTERNET CAPITAL GROUP, INC.
                     Consolidated Statements of Operations


(in thousands except per share data)                                     Year ended December 31,
                                                           1997                1998                   1999
                                                     ----------------  ---------------------  ---------------------
Revenue...............................................       $   792               $  3,135               $ 16,536

Operating Expenses
  Cost of revenue.....................................         1,767                  4,643                  8,156
  Selling, general and administrative.................         5,743                 15,514                 48,924
                                                             -------               --------               --------
  Total operating expenses............................         7,510                 20,157                 57,080
                                                             -------               --------               --------
                                                              (6,718)               (17,022)               (40,544)
                                                             -------               --------               --------
Other income, net (Note 18)...........................            --                 30,483                 67,384
Interest income.......................................           264                  1,306                  9,631
Interest expense......................................          (126)                  (381)                (3,897)
                                                             -------               --------               --------

Income (Loss) Before Income
   Taxes, Minority Interest and
 Equity Income (Loss).................................        (6,580)                14,386                 32,574
Income taxes..........................................            --                     --                 23,722
Minority interest.....................................          (106)                 5,382                  6,026
Equity income (loss)..................................           106                 (5,869)               (92,099)
                                                             -------               --------               --------
Net Income (Loss).....................................       $(6,580)              $ 13,899               $(29,777)
                                                             =======               ========               ========
Net Income (Loss) Per Share
       Basic..........................................       $ (0.10)               $   0.12               $  (0.15)
                                                             =======                ========               ========
       Diluted........................................       $ (0.10)               $   0.12               $  (0.15)
                                                             =======                ========               ========

Weighted Average
   Shares Outstanding
       Basic..........................................        68,198                 112,205                201,851
                                                             =======                ========               ========
       Diluted........................................        68,198                 112,299                201,851
                                                             =======                ========               ========

Pro Forma Information
   (Unaudited)  (Note 2):
Pro forma net income (loss)
       Pretax income (loss)...........................                              $ 13,899               $(53,499)
       Pro forma income taxes.........................                                (5,143)                16,050
                                                                                    --------               --------
  Pro forma net income (loss).........................                              $  8,756               $(37,449)
                                                                                    ========               ========
Pro forma net income (loss) per share
       Basic..........................................                              $   0.08               $  (0.19)
                                                                                    ========               ========
       Diluted........................................                              $   0.08               $  (0.19)
                                                                                    ========               ========
Pro forma weighted average shares  outstanding
       Basic..........................................                               112,205                201,851
                                                                                    ========               ========
       Diluted........................................                               112,299                201,851
                                                                                    ========               ========

                See notes to consolidated financial statements.

                         INTERNET CAPITAL GROUP, INC.
                Consolidated Statements of Shareholders' Equity

(in thousands)                                                                             Retained
                                                                              Additional    Earnings     Unamortized       Notes
                                                           Common Stock        Paid-In   (Accumulated     Deferred     Receivable--
                                                        Shares      Amount     Capital      Deficit)    Compensation   Shareholders
                                                       --------------------    -------      --------    ------------  -------------
Balance as of December 31, 1996......................   51,779      $    52   $   15,762    $ (2,062)   $      (893)  $         --
Issuance of common stock.............................   40,275           40       20,097          --             --             --
Issuance of restricted stock.........................    3,546            4          414          --           (418)            --
Forfeitures of restricted stock......................   (2,033)          (2)        (176)         --            178             --
Amortization of deferred compensation................       --           --           --          --            218             --
Net loss.............................................       --           --           --      (6,580)            --             --
                                                       -------      -------   ----------    --------    -----------   ------------
Balance as of December 31, 1997......................   93,567           94       36,097      (8,642)          (915)            --
Issuance of common stock, net........................   38,520           38       38,167          --             --             --
Issuance of stock options to non-employees...........       --           --          668          --           (668)            --
Net unrealized appreciation in available-............       --           --           --          --             --             --
    for-sale securities..............................
Amortization of deferred compensation................       --           --           --          --            253             --
Net income...........................................       --           --           --      13,899             --             --
                                                       -------      -------   ----------    --------    -----------   ------------
Balance as of December 31, 1998......................  132,087          132       74,932       5,257         (1,330)            --
Issuance of common stock, net........................   78,258           78    1,072,494          --             --             --
Issuance of common stock and income tax
    benefit upon exercise of options.................   35,992           36       90,512          --             --        (81,148)
Shareholder loans principal payments.................       --           --           --          --             --          1,358
Issuance of common stock for acquisitions............    1,887            2      172,001          --             --             --

Issuance of common stock and waiving of
    accrued interest upon conversion of
    convertible notes................................   15,000           15       91,070          --             --             --
Issuance of common stock upon exercise of
    Warrants.........................................      784            1        3,968          --             --             --
Issuance of warrants in connection with line
    of credit........................................                              1,030          --             --             --
Issuance of stock options to employees below
    estimated fair value on date of grant............       --           --       12,731          --        (12,731)            --
Amortization of deferred compensation................       --           --           --          --          5,699             --
Issuance of stock options to non-employees...........       --           --        3,691          --         (3,691)            --

Foreign currency adjustment..........................       --           --           --          --             --             --
Net unrealized appreciation in available-for-sale
     securities......................................       --           --           --          --             --             --
LLC termination (Note 2).............................       --           --       (8,657)      8,657             --             --
Distribution to former LLC members...................       --           --           --     (10,676)            --             --
Other................................................     (429)          --         (157)         --            207             --
Net loss.............................................       --           --           --     (29,777)            --             --
                                                       -------      -------   ----------    --------    -----------   ------------
Balance as of December 31, 1999......................  263,579      $   264   $1,513,615    $(26,539)   $   (11,846)  $    (79,790)
                                                       =======      =======   ==========    ========    ===========   ============

(in thousands)                                         Accumulated
                                                          Other
                                                       Comprehensive
                                                          Income           Total
                                                          ------         ---------
Balance as of December 31, 1996......................  $          --     $   12,859
Issuance of common stock.............................             --         20,137
Issuance of restricted stock.........................             --             --
Forfeitures of restricted stock......................             --             --
Amortization of deferred compensation................             --            218
Net loss.............................................             --         (6,580)
                                                       -------------     ----------
Balance as of December 31, 1997......................             --         26,634
Issuance of common stock, net........................             --         38,205
Issuance of  stock options to non-employees..........             --             --
Net unrealized appreciation in available-for-sale
     securities......................................          1,733          1,733
Amortization of deferred compensation................             --            253
Net income...........................................             --         13,899
                                                       -------------     ----------
Balance as of December 31, 1998......................          1,733         80,724
Issuance of common stock, net........................             --      1,072,572
Issuance of common stock and income tax
    benefit upon exercise of options.................             --          9,400
Shareholder loans principal payments.................             --          1,358
Issuance of common stock for acquisitions............             --        172,003

Issuance of common stock and waiving of
    accrued interest upon conversion of
    convertible notes................................             --         91,085
Issuance of common stock upon exercise of
    Warrants.........................................             --          3,969
Issuance of warrants in connection with line
    of credit........................................             --          1,030
Issuance of stock options to employees below
    estimated fair value on date of grant............             --             --
Amortization of deferred compensation................             --          5,699
Issuance of stock options to non-employees...........             --             --

Foreign currency adjustment..........................             (1)            (1)
Net unrealized appreciation in available-for-sale
     securities......................................         22,785         22,785

LLC termination (Note 2).............................             --             --
Distribution to former LLC members...................             --        (10,676)
Other................................................             --             50
Net loss.............................................             --        (29,777)
                                                       -------------     ----------
Balance as of December 31, 1999......................  $      24,517     $1,420,221
                                                       =============     ==========

                 See notes to consolidated financial statements

                         INTERNET CAPITAL GROUP, INC.
            Consolidated Statements of Comprehensive Income (Loss)

                                                                          Year Ended December 31,
(in thousands)                                                       1997          1998          1999
                                                                ------------- ------------- -------------

Net Income (Loss).............................................       $ (6,580)      $13,899      $(29,777)
                                                                     --------      --------      --------
Other Comprehensive Income (Loss) Before Tax
  Unrealized holding gains in available-for-sale securities...             --         1,733        38,039
  Foreign currency translation adjustment.....................             --            --            (1)
  Reclassification adjustments................................             --            --        (2,051)
Tax Related to Comprehensive Income (Loss)
  Unrealized holding gains in available-for-sale securities...             --            --       (13,920)
  Reclassification adjustments................................             --            --           717
                                                                     --------      --------      --------

Other Comprehensive Income....................................             --         1,733        22,784
                                                                     --------      --------      --------

Comprehensive Income (Loss)...................................       $ (6,580)      $15,632      $ (6,993)
                                                                     ========      ========      ========

                See notes to consolidated financial statements.

                          INTERNET CAPITAL GROUP, INC.
                     Consolidated Statements of Cash Flows

                                                                                     Year Ended December 31,
(in thousands)                                                                  1997          1998          1999
                                                                           ------------- ------------- -------------
Operating Activities
Net income (loss)..........................................................     $ (6,580)     $ 13,899    $  (29,777)
Adjustments to reconcile to net cash used in operating activities:
   Other income............................................................           --       (30,483)      (67,636)
   Depreciation and amortization...........................................          446         1,135        12,742
   Equity (income) loss....................................................         (106)        5,869        92,099
   Minority interest.......................................................          106        (5,382)       (6,026)
   Deferred taxes..........................................................           --            --       (23,722)
Changes in assets and liabilities, net of effect of acquisitions:
   Accounts receivable, net................................................        1,574        (1,183)       (4,278)
   Prepaid expenses and other assets.......................................         (142)       (1,347)      (28,603)
   Accounts payable........................................................          566           620         7,194
   Deferred revenue........................................................          494         1,250           (49)
   Accrued expenses........................................................          205         1,415         6,700
                                                                                --------      --------      --------
       Net cash used in operating activities...............................       (3,437)      (14,207)      (41,356)
Investing Activities
   Capital expenditures....................................................         (272)         (545)       (7,120)
   Proceeds from sales of available-for-sale securities....................           --        36,431         2,496
   Proceeds from sales of Partner Company ownership
       interests...........................................................           --           300         3,506
   Advances to Partner Companies...........................................       (2,800)      (12,779)       (9,679)
   Repayment of advances to Partner Companies..............................          950           677         4,581
   Acquisitions of ownership interests in Partner Companies................      (14,466)      (35,822)     (329,161)

   Other acquisitions (Note 5)..............................................          --        (1,858)       (9,732)
   Other advances...........................................................          --            --       (12,850)
   Purchase of short-term investments.......................................          --            --       (22,279)
   Proceeds from maturities of short-term investments.......................          --            --        18,920
   Reduction in cash due to deconsolidation of Partner Companies............          --            --       (13,393)
                                                                           ------------- ------------- -------------
       Net cash used in investing activities................................     (16,588)      (13,596)     (374,711)
Financing Activities
   Issuance of common stock, net............................................      20,138        38,205     1,077,405
   Long-term debt and capital lease repayments..............................         (58)         (322)         (448)
   Proceeds from convertible subordinated notes.............................          --            --       656,250
   Line of credit borrowings................................................       2,500         2,000        25,000
   Line of credit repayments................................................          (2)       (2,500)      (25,281)
   Distribution to former LLC members.......................................          --            --       (10,676)
   Advances to employees....................................................          --            --        (8,765)
   Treasury stock purchase by subsidiary....................................          --            --        (4,469)
   Issuance of stock by subsidiary..........................................         200        11,293        23,669
                                                                                --------      --------      --------
       Net cash provided by financing activities............................      22,778        48,676     1,732,685
                                                                                --------      --------    ----------
Net Increase in Cash and Cash Equivalents..................................        2,753        20,873     1,316,618
Cash and cash equivalents at beginning of period...........................        3,215         5,968        26,841
                                                                                --------      --------      --------
Cash and Cash Equivalents at End of Period.................................     $  5,968      $ 26,841    $1,343,459
                                                                                ========      ========    ==========

                See notes to consolidated financial statements.

                         INTERNET CAPITAL GROUP, INC.

                 Notes to the Consolidated Financial Statements


1. Significant Accounting Policies

     Internet Capital Group, Inc. (or the "Company") was formed on March 4, 1996. The Company is an Internet company actively engaged in business-to-business, or B2B, e-commerce through a network of companies. The Company defines e-commerce as conducting or facilitating business transactions over the Internet. As of December 31, 1999, the Company owned interests in 49 companies engaged in e-commerce, which the Company calls its "Partner Companies". The Company's goal is to become the premier B2B e-commerce company. The Company's operating strategy is to integrate its Partner Companies into a collaborative network that leverages the collective knowledge and resources of the Company and the network.

    Although the Company refers to the companies in which it has acquired an equity ownership interest as its "Partner Companies" and that it has a "partnership" with these companies, it does not act as an agent or legal representative for any of its Partner Companies, it does not have the power or authority to legally bind any of its Partner Companies, and it does not have the types of liabilities in relation to its Partner Companies that a general partner of a partnership would have.

     Basis of Presentation

     On February 2, 1999, the Company converted from a Limited Liability Corporation ("LLC") to a Corporation. All shareholder transactions have been presented as if the conversion occurred on March 4, 1996.

     The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, Internet Capital Group Operations, Inc. (the "Operations Company") and Internet Capital Group (Europe) Limited, and its majority owned subsidiaries, VerticalNet, Inc. ("VerticalNet") for the years ended December 31, 1997 and 1998 and Animated Images, Inc. , ("Animated Images"), CyberCrop.com, Inc., ("CyberCrop.com"), EmployeeLife.com, ICG Commerce, Inc. ("ICG Commerce") and iParts for portions of the year ended December 31, 1999.

     Additionally, the consolidated financial statements for the year ended December 31, 1999 reflect Breakaway Solutions' results of operations and cash flows as a consolidated company from the date of acquisition through September 1999 and accounted for under the equity method for the remainder of the year due to the decrease in the Company's direct and indirect voting ownership interest to below 50% in October 1999 as a result of Breakaway Solutions' initial public offering.

     In December 1999, the Company recorded a two for one stock split effected as a one hundred percent (100%) stock dividend. The common stock and additional paid-in capital accounts and all share and per share amounts have been retroactively restated in these financial statements to give effect to this stock dividend.

     Principles of Accounting for Ownership Interests in Partner Companies

     The various interests that the Company acquires in its Partner Companies are accounted for under three broad methods: consolidation, equity method and cost method. The applicable accounting method is generally determined based on the Company's voting interest in a Partner Company.

     Consolidation. Partner Companies in which the Company directly or indirectly owns more than 50% of the outstanding voting securities are generally accounted for under the consolidation method of accounting. Under this method, a Partner Company's results of operations are reflected within the Company's Consolidated Statements of Operations. All significant intercompany accounts and transactions are eliminated. Participation of other Partner Company shareholders in the earnings or losses of a consolidated Partner Company is reflected in the caption ''Minority interest'' in the Company's Consolidated Statements of Operations. Minority interest adjusts the Company's consolidated results of operations to reflect only the Company's share of the earnings or losses of the consolidated Partner Company. The results of operations and cash flows of a Consolidated Partner Company are included through the latest interim period in which the Company owned a greater than 50% direct or indirect voting ownership for the

                         INTERNET CAPITAL GROUP, INC.

entire interim period. Upon dilution of control below 50%, the accounting method is adjusted to the equity or cost method of accounting, as appropriate, for subsequent periods.

     In 1999, the Company acquired a controlling majority interest in Breakaway Solutions, Inc. for $17.2 million and in Animated Images, CyberCrop.com, EmployeeLife.com, ICG Commerce and iParts ("Other Majority Owned Subsidiaries") for $29.8 million in the aggregate. Breakaway Solutions' operations have historically consisted primarily of implementation of customer relational management systems and custom integration to other related applications. In 1999, Breakaway Solutions expanded to provide service offerings in custom web development and application hosting both through internal expansion and acquisitions. Breakaway Solutions' revenue is generally recognized upon performance of services. ICG Commerce provides strategic sourcing consulting and on-line internet purchasing. The Other Majority Owned Subsidiaries, excluding ICG Commerce, are development stage companies that have generated negligible revenue since their inception. In connection with the acquisition of its ownership interest in Breakaway Solutions and the Other Majority Owned Subsidiaries, the Company recorded the excess of cost over net assets acquired of $13.0 million and $11.8 million, respectively, as goodwill which is being amortized over three years. Breakaway Solutions had revenue of $10.0 million and $25.4 million for the years ended December 31, 1998 and 1999, respectively. ICG Commerce had revenue of $1.3 million for the year ended December 31, 1999.

     Direct and indirect voting interest in Animated Images, CyberCrop.com, EmployeeLife.com, ICG Commerce, and iParts at December 31, 1999 was 50.1%, 80%, 52%, 60%, and 67%, respectively.

     During the periods ended December 31, 1996, 1997 and 1998 the Company acquired equity ownership interests in VerticalNet for $1.0 million, $2.0 million and $4.0 million, respectively. The excess of cost over net assets acquired related to the 1996 and 1997 acquisitions was $.7 million and $.8 million, respectively. The Company's carrying value of VerticalNet, including the excess of cost over net assets acquired related to the 1996 and 1997 acquisitions, was reduced to below zero and became a liability as a result of consolidating VerticalNet's losses after amounts attributed to Minority Interest were exhausted. For the same reason, the 1998 acquisition did not result in an intangible asset. In 1998, the Company made advances in the form of convertible notes to VerticalNet of $5.0 million. Of this amount, $.8 million was repaid by VerticalNet, $2.1 million was purchased from the Company by one of its principal shareholders, and $2.1 million was converted into common stock during the year ended December 31, 1999. The Company's direct and indirect voting interest in VerticalNet at December 31, 1997 and 1998 was 63% and 52%, respectively. The consolidated financial statements for the year ended December 31, 1999, reflect VerticalNet accounted for on the equity method of accounting due to the decrease in the Company's ownership interest to below 50% in February 1999 as a result of VerticalNet's initial public offering.

     Equity Method. Partner Companies whose results are not consolidated, but over whom the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to a Partner Company depends on an evaluation of several factors including, among others, representation on the Partner Company's Board of Directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the Partner Company, including voting rights associated with the Company's holdings in common, preferred and other convertible instruments in the Partner Company. Under the equity method of accounting, a Partner Company's results of operations are not reflected within the Company's Consolidated Statements of Operations; however, the Company's share of the earnings or losses of the Partner Company is reflected in the caption ''Equity income (loss)'' in the Consolidated Statements of Operations.

     The amount by which the Company's carrying value exceeds its share of the underlying net assets of Partner Companies accounted for under the consolidation or equity methods of accounting is amortized on a straight-line basis over three years which adjusts the Company's share of the Partner Company's earnings or losses. Goodwill

                         INTERNET CAPITAL GROUP, INC.

amortization of consolidated companies is included in selling, general, and administrative, while goodwill amortization of equity method companies is included in equity income (loss).

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

     The Company records its ownership interest in debt securities of Partner Companies accounted for under the cost method at cost as it has the ability and intent to hold these securities until maturity. The Company records its ownership interest in equity securities of Partner Companies accounted for under the cost method at cost, unless these securities have readily determinable fair values based on quoted market prices, in which case these interests would be classified as available-for-sale securities or some other classification in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. In addition to the Company's investments in voting and non-voting equity and debt securities, it also periodically makes advances to its Partner Companies in the form of promissory notes which are accounted for in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan.

     The Company continually evaluates the carrying value of its ownership interests in and advances to each of its Partner Companies for possible impairment based on achievement of business plan objectives and milestones, the value of each ownership interest in the Partner Company relative to carrying value, the financial condition and prospects of the Partner Company, and other relevant factors. The business plan objectives and milestones the Company considers include, among others, those related to financial performance such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature such as the launching of a web site or the hiring of key employees. The fair value of the Company's ownership interests in and advances to privately held Partner Companies is generally determined based on the value at which independent third parties have or have committed to invest in its Partner Companies.

     Revenue Recognition

     All of the Company's revenue during 1997 and 1998 was attributable to VerticalNet.

     VerticalNet's revenue is derived principally from advertising contracts which include the initial development of storefronts. A storefront is a Web page posted on one of VerticalNet's trade communities that provides information on an advertiser's products, links a visitor to the advertiser's Web site and generates sales inquiries from interested visitors. The advertising contracts generally do not extend beyond one year. Advertising revenue is recognized ratably over the period of the advertising contract. Deferred revenue of $2.2 million at December 31, 1998 represents the unearned portion of advertising contracts for which revenue will be recognized over the remaining period of the advertising contract.

     VerticalNet also generates revenue through providing educational courses and selling books. Revenue from educational courses is recognized in the period in which the course is completed and revenue from the sale of books is recognized in the period in which the books are shipped.

     Barter transactions are recorded at the lower of estimated fair value of goods or services received or the estimated fair value of the advertisements given. Barter revenue is recognized when the VerticalNet advertising impressions
(VNAI) are delivered to the customer and advertising expense is recorded when the customer

                         INTERNET CAPITAL GROUP, INC.

advertising impressions (CAI) are received from the customer. If the CAI are received from the customer prior to VerticalNet delivering the VNAI, a liability is recorded, and if VerticalNet delivers the VNAI to the customer prior to receiving the CAI, a prepaid expense is recorded. For the period March 4, 1996 (inception) through December 31, 1997, VerticalNet barter transactions were immaterial. For the year ended December 31, 1998, VerticalNet recognized approximately $.6 million and $.5 million of advertising revenues and expenses, respectively, from barter transactions. Included in prepaid expenses and other current assets at December 31, 1998 is approximately $.2 million relating to barter transactions.

     The Company's 1999 revenue was attributable to its consolidated subsidiaries, including Animated Images, Breakaway Solutions, and ICG Commerce. Due to Breakaway Solutions' initial public offering in October 1999, our voting ownership interest in Breakaway Solutions decreased below 50%, therefore, we apply the equity method of accounting beginning in October 1999. The Company's other consolidated entities, CyberCrop.com, EmployeeLife.com, and iParts, have generated negligible revenue since their inception.

     Animated Images, Breakaway Solutions and ICG Commerce's revenues are generally recognized as services are rendered.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain amounts recorded to reflect our share of losses of partner companies accounted for under the equity method are based on unaudited results of operations of those partner companies and may require adjustments in the future when audits of these entities are made final.

     Cash and Cash Equivalents

     The Company considers all highly liquid instruments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Cash and cash equivalents at December 31, 1998 and 1999 are invested principally in money market accounts and commercial paper.

     Short-term Investments

     Short-term investments are debt securities maturing in less than one year and are carried at amortized cost, which approximates fair value.

     Financial Instruments

     Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at cost which approximates fair value due to the short-term maturity of these instruments. The Company's interests in public Partner Companies accounted for under the equity method of accounting had a fair value of $2.6 billion as of December 31, 1999 compared to a carrying value of $42.6 million. Available-for-sale securities are carried at fair value. Long-term debt is carried at cost which approximates fair value as the debt bears interest at rates approximating current market rates. The Company's convertible subordinated notes had a fair value of $835.2 million as of December 31, 1999 versus a carrying value of $566.3 million.

     Available-for-Sale Securities

     Available-for-sale securities are reported at fair value, based on quoted market prices, with the net

                         INTERNET CAPITAL GROUP, INC.

unrealized gain or loss reported as a component of "Accumulated other comprehensive income" in shareholders' equity.

     Unrealized gains or losses related to available-for-sale securities are recorded net of deferred taxes subsequent to February 2, 1999, the date the Company converted from an LLC to a corporation.

     Intangibles

     Goodwill, the excess of cost over net assets of businesses acquired, and other intangible assets are amortized on a straight-line basis over three to five years. Goodwill at December 31, 1998 of $2.5 million, net of accumulated amortization of $.3 million, was attributable to acquisitions by VerticalNet. Goodwill and other intangible assets at December 31, 1999 of $23.6 million, net of accumulated amortization of $1.1 million, is attributable to the Company's acquisitions of ownership interests in Animated Images, Inc. ($6.6 million), CyberCrop.com ($0.8 million), EmployeeLife.com ($1.1 million), ICG Commerce ($2.2 million) and iParts ($0.1 million) and ICG Commerce's acquisitions of Purchasing Group, Inc and Integrated Sourcing, LLC ($12.8 million). Goodwill related to the acquisition of Breakaway during 1999 was reclassified as of December 31, 1999 in connection with the deconsolidation of Breakaway. The carrying value of goodwill is evaluated for possible impairment based on achievement of business plan objectives and milestones, the fair value of each ownership interest in and advances to the partner company relative to carrying value, the financial condition and prospects of the partner company, and other relevant factors. If impairment exists, the carrying amount of the goodwill will be reduced by the estimated shortfall of discounted cash flows.

     Fixed Assets

     Fixed assets are carried at cost less accumulated depreciation, which is based on the estimated useful lives of the assets computed using the straight-line method. Computer equipment and software, and office equipment have an estimated useful life of three years, and furniture has an estimated useful life of seven years. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life of the asset or the lease term.

     Equipment acquired under long-term capital lease arrangements is recorded at amounts equal to the net present value of the future minimum lease payments using the interest rate implicit in the lease. Amortization is provided by use of the straight-line method over the estimated useful lives of the related assets.

     Income Taxes
     ------------

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

     From the Company's inception in March 1996 to February 1999, the Company was not subject to federal and state income taxes (Note 2).

     Net Income (Loss) Per Share

     Net income (loss) per share (EPS) is computed using the weighted average number of common shares

                         INTERNET CAPITAL GROUP, INC.

outstanding during each year. Diluted EPS includes common stock equivalents (unless anti-dilutive) which would arise from the exercise of stock options and conversion of other convertible securities and is adjusted, if applicable, for the effect on net income (loss) of such transactions and for the effect on net income (loss) of the Company's share of dilution related to Partner Companies which are consolidated or accounted under the equity method of accounting.

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

     Foreign Currency Translation

     The functional currency for the Company's international subsidiary is the local currency of the country in which it operates. Assets and liabilities are translated using the exchange rate at the balance sheet date. Revenue, expenses, gains and losses are translated at the average exchange rate in the month those elements are recognized. Translation adjustments, which have not been material to date, are included in other comprehensive income (loss).

     Stock Based Compensation

     The Company has adopted Statement of Financial Accounting No. 123,
Accounting for Stock Based Compensation (SFAS 123).   As permitted by SFAS No.
123, the Company measures compensation cost in accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees and related interpretations. Accordingly, no accounting recognition is given to stock options issued to employees that are granted at fair market value until they are exercised. Stock options issued to non-employees are recorded at fair value at the date of grant. Fair value is determined using the Black-Scholes method and the expense is amortized over the vesting period. Upon exercise, net proceeds, including tax benefits realized, are credited to equity.

     Comprehensive Income (Loss)

     The Company reports and displays comprehensive income (loss) and its components in the Consolidated Statements of Comprehensive Income (Loss). Comprehensive income (loss) is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-
owner sources.   Excluding net income (loss), the Company's sources of
comprehensive income (loss) is from net unrealized appreciation on its available-for-sale securities and foreign currency translation adjustments; such translation adjustments have been negligible through December 31, 1999. Reclassification adjustments result from the recognition in net income of gains or losses that were included in comprehensive income (loss) in prior periods.

     Reclassifications

     Certain prior year amounts have been reclassified to conform with the current year presentation. The impact of these changes is not material and did not affect net income (loss).

                         INTERNET CAPITAL GROUP, INC.

     Recent Accounting Pronouncements

     The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flows.

2. Pro Forma Information (Unaudited)

     On February 2, 1999, the Company converted from an LLC to a C Corporation. The Company became subject to corporate federal and state income taxes concurrent with the conversion to a C corporation. The accompanying Consolidated Statement of Operations for the years ended December 31, 1998 and 1999 and include pro forma information with respect to income taxes, net income
(loss) and net income (loss) per share assuming the Company had been taxed as a C Corporation since January 1, 1998. The unaudited pro forma information provided does not necessarily reflect the income taxes, net income (loss) and net income (loss) per share that would have occurred had the Company been taxed as a C corporation since January 1, 1998.

     Pro Forma Income Taxes

     The Company's 1998 and 1999 pro forma effective tax rate of 37% and 30%, respectively differed from the federal statutory rate of 35% principally due to non-deductible permanent differences.

     Based upon the cumulative temporary differences (primarily relating to the difference between the book and tax carrying value of its Partner Companies), the Company would have recognized a pro forma net deferred federal and state asset of $8.2 million at December 31, 1998. In the opinion of management, it is more likely than not that such asset would be realized and accordingly, a valuation allowance was not considered necessary in calculating this pro forma amount.

     In 1998, the difference between basic and diluted weighted average shares outstanding of 94,000 was due to the dilutive effect of stock options.

3.  Net Income (Loss) per Share

     The calculations of Net Income (Loss) per Share were:

     (in thousands except per share amounts)                  Year ended December 31,
                                                             1997       1998        1999
                                                          ---------   --------    --------
     Basic
       Net Income (loss)                                  $(6,580)    $ 13,899    $(29,777)
                                                          -------     --------    --------
       Average common shares outstanding                   68,198      112,205     201,851
                                                          =======     ========    ========
       Basic                                              $ (0.10)    $   0.12    $  (0.15)
                                                          =======     ========    ========

       Diluted
       Net Income (loss)                                  $(6,580)    $ 13,899    $(29,777)
                                                          -------     --------    --------
       Average common shares outstanding                   68,198      112,205     201,851
       Effect of dilutive securities                           --           94          --
                                                          -------     --------    --------
       Average common shares assuming dilution             68,198      112,299     201,851
                                                          =======     ========    ========
       Diluted                                            $ (0.10)    $   0.12    $  (0.15)
                                                          =======     ========    ========

     Options to purchase 188,000 and 5,173,000 shares of common stock at average prices of $0.50 and $23.74, respectively, were outstanding as of December 31, 1997 and 1999, but were not included in the computation

                         INTERNET CAPITAL GROUP, INC.

of diluted EPS. Warrants to purchase 2,215,717 shares of common stock at $6.00 per share were outstanding as of December 31, 1999, but were not included in the computation of diluted EPS. Convertible subordinated notes convertible into 4,443,267 shares of common stock were outstanding as of December 31, 1999, but were not included in the computation of diluted EPS. An option to convert a Note Payable into 1,049,426 shares of common stock was outstanding as of December 31, 1999, but was not included in the computation of diluted EPS. These options and warrants are not included in diluted EPS as their effect would have been anti-dilutive.

4. Ownership Interests in and Advances to Partner Companies

     The following summarizes the Company's ownership interests in and advances to Partner Companies accounted for under the equity method or cost method of accounting. The ownership interests are classified according to applicable accounting methods at December 31, 1998 and 1999. Cost basis represents the Company's original acquisition cost less any impairment charges in such companies.

(in thousands)                   As of December 31, 1998            As of December 31, 1999
                           ---------------------------------   ----------------------------------
                            Carrying  Value      Cost Basis      Carrying Value      Cost Basis
                           -----------------   -------------   ----------------    --------------
Equity Method..............      $21,311           $27,588          $491,977           $578,922
Cost Method................       38,181            38,181            55,362             55,362
                                 -------                            --------
                                 $59,492                            $547,339
                                 =======                            ========

     At December 31, 1999 the Company's carrying value in its Partner Companies accounted for under the equity method of accounting exceeded its share of the underlying equity in the net assets of such companies by $293.7 million. This excess relates to ownership interests acquired through December 31, 1999 and is being amortized over a three year period. Amortization expense of $.4 million and $19.8 million is included in "Equity income (loss)" in the accompanying Consolidated Statements of Operations for the years ended December 31, 1998 and 1999, respectively.

     During the year ended December 31, 1999 the Company acquired an interest in a new Partner Company from shareholders of the Partner Company who have an option, exercisable at any time through August 2000, of electing to receive cash of $11.3 million or 2,083,334 shares of the Company's common stock. As of December 31, 1999, $5.6 million of the obligation has been converted into 1,033,908 shares of the Company's common stock.

     During the year ended December 31, 1999 the Company acquired an interest in a new Partner Company from shareholders of the Partner Company by exchanging 852,631 shares of the Company's common stock, valued at $150.2 million, as consideration, in addition to cash.

     During the year ended December 31, 1999 the Company acquired an interest in a new Partner Company by issuing a short-term note payable for $21.2 million, net of imputed interest of $1.8 million, in addition to cash.

     During the year ended December 31, 1999 the Company acquired an interest in a new Partner Company by committing $7 million in cash consideration to be paid in 2000, in addition to cash consideration paid in 1999.

     As of December 31, 1999, the Company had $9.6 million in advances to Partner Companies which mature on various dates through 2004 and bear interest rates between 5.25% and 12.50% and are convertible into the Partner Companies' equity.

     The following unaudited summarized financial information for Partner Companies accounted for under the equity method of accounting at December 31, 1998 and 1999 and for each of the years in the three-year period ending December 31, 1999 has been compiled from the financial statements of the respective Partner Companies.

                         INTERNET CAPITAL GROUP, INC.

      Balance Sheets

    (in thousands)                                  As of December 31,
                                                    ------------------
                                                 1998             1999
                                                 ----             ----
    Current assets..........................   $33,645          $494,745
    Non-current assets......................     7,148           329,133
                                               -------          --------
         Total assets.......................   $40,793          $823,878
                                               -------          --------

    Current liabilities.....................    11,712           149,799
    Non-current liabilities.................       759           268,197
    Shareholder's equity....................    28,322           405,882
                                               -------          --------
         Total liabilities and
                                               $40,793          $823,878
          Shareholders' equity..............   =======          ========

         Results of Operations

    (in thousands)                          Year Ended December
                                            -------------------
                                       1997         1998       1999
                                    ----------   ---------   ---------
    Revenue...................        $18,912    $ 21,496    $ 192,759
    Net income (loss)..........       $   255    $(14,969)   $(254,027)

5. Other Acquisitions

     During 1999, the Company expended approximately $29.8 million to acquire interests in five companies that it owns a direct or indirect interest of more than 50% of the outstanding voting securities as of December 31, 1999. The Company accounts for these Partner Companies under the consolidation method of accounting, and accordingly, the purchase price of these acquisitions has been allocated to the assets purchased and liabilities assumed based upon their fair values at the dates of acquisition. The consolidated financial statements reflect the operations and cash flows of the acquired interests since the respective acquisition dates. The excess of the purchase price over the fair value of the net assets acquired of approximately $11.8 million was recorded as goodwill and is being amortized over three years. Accumulated amortization relating to this goodwill totaled $1.1 million at December 31, 1999.

     In May 1999, the Company expended approximately $3.9 million in the acquisition of its interest in EmployeeLife.com, which provides Internet-based solutions that enable the online procurement and management of employee health and welfare benefits.

     In June 1999, the Company expended approximately $.8 million in the acquisition of its interest in iParts, which provides Internet-based sales and distribution of electronic components.

     In September 1999, the Company expended approximately $3.9 million and $9.2 million in its acquisitions of its interests in CyberCrop.com and Animated Images, respectively. Cybercrop.com is developing a system to provide an Internet-based service for agriculture producers to purchase services and inputs, as well as market their grain crops that include corn and wheat soybeans. Animated Images provides Internet-based design, communication, and procurement services for the apparel and sewn goods industries.

     In October 1999, the Company expended $12 million in its acquisition of its interest in ICG Commerce which provides strategic sourcing consulting and on-line Internet purchasing.In 1999, ICG Commerce acquired all of the outstanding capital stock of Purchasing Group, Inc. (PGI) and Integrated Sourcing, LLC (ISL) from two of ICG Commerce's founders for $14.9 million in cash and notes payable to these founders. These acquisitions were accounted for using the purchase method of accounting. The excess of purchase price over the fair value of the net assets acquired of approximately $12.9 million was recorded as goodwill and is being amortized over 5 years. Accumulated amortization relating to this goodwill totaled $0.8 million at December 31, 1999.

INTERNET CAPITAL GROUP, INC.

     The following unaudited pro forma financial information presents the combined results of operations as if the Company had owned EmployeeLife.com, iParts, CyberCrop.com Animated Images, and ICG Commerce since January 1, 1998; and is if ICG Commerce had owned PGI and ISL since January 1, 1998, after giving effect to certain adjustments including goodwill and income taxes. The unaudited pro forma financial information is provided for informational purposes only and should not be construed to be indicative of the Company's consolidated results of operations had the acquisitions been consummated on the dates assumed and do not project the Company's results of operations for any future period:

                                                            (Unaudited)
                                                            -----------
  (in thousands)                                      Year Ended December 31,
                                                      -----------------------
                                                         1998         1999
                                                      ----------    ---------
  Revenue..........................................    $11,441      $ 24,477
  Pro forma net income (loss)......................    $ 9,788      $(32,486)
  Pro forma net income (loss) per share............    $ (0.09)     $  (0.16)


     These pro forma amounts exclude the impact of 12 acquisitions of equity method Partner Companies consummated or announced through March 8, 2000.

6. Fixed Assets

     Fixed assets consists of the following:

       (in thousands)                                    As of December 31,
                                                         ------------------
                                                           1998      1999
                                                         -------    -------
    Computer equipment and software, office
       equipment and furniture..........................  $1,877    $2,855
    Construction in progress............................      --     1,483
    Leasehold improvements..............................      46       354
                                                          ------    ------
                                                           1,923     4,692
    Less: accumulated depreciation and amortization.....    (772)     (677)
                                                          ------    ------
                                                          $1,151    $4,015
                                                          ======    ======

7. Debt
     Convertible Subordinated Notes

     In May, 1999, the Company issued $90 million of convertible subordinated notes which converted to 14,999,732 shares of the Company's common stock upon the completion of the Company's initial public offering in August 1999. The notes bore interest at an annual rate of 4.99% during the first year and at the prime rate for the remaining two years. In connection with the conversion of these notes, all accrued interest was waived and reclassed to additional paid-in-capital and the Company issued 3,000,000 warrants to purchase the Company's common stock at $6 per share (the IPO price) through May 2002 which will increase additional paid-in capital upon exercise. The warrants may also be exercised by a cashless exercise or net issue, whereby a portion of the warrants are forfeited based upon an average fair market price in place of cash. During 1999, 661,434 and 122,849 shares of the Company's common stock were issued in connection with cash and net issue warrant exercises, respectively.

     In December, 1999, the Company issued $566.3 million of convertible subordinated notes. The notes bear interest at an annual rate of 5.5% and mature in December, 2004. The notes are convertible at the option of the holder, at any time on or before maturity into shares of the Company's common stock at a conversion price of $127.44 per share, which is equal to a conversion rate of 7.8468 shares per $1,000 principal of notes. Additionally, the notes may be redeemed by the Company if the Company's closing stock price exceeds 150% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days. The conversion rate is subject to adjustment. The Company recorded interest expense of $1.0 million relating to these notes during 1999

                         INTERNET CAPITAL GROUP, INC.

with the first interest payment due June 21, 2000 and subsequent interest payments due each six months following through December 21, 2004. Issuance costs of $18.3 million were recorded in other assets and are being amortized as interest expense over the term of the notes using the effective interest method.

     Revolving Credit Facilities

     In March 1998, the Company entered into an unsecured $3 million revolving credit facility. Borrowings under this facility accrued interest at a premium to prime ranging from .75% to 1.5%. The Company borrowed up to $2 million under this facility during 1998. No amounts were outstanding at December 31, 1998 and the facility expired in March 1999.

     In April 1999, the Company entered into a $50 million revolving bank credit facility. In connection with the facility, the Company issued 400,000 warrants exercisable for seven years at $5 per share. The warrants, valued at $1.0 million, were recorded as debt issuance costs in other assets and additional paid-in-capital and are being amortized to interest expense over the one year term of the credit facility.

     The facility expires in April 2000, is subject to a .25% unused commitment fee, bears interest, at the Company's option, at prime and/or LIBOR plus 2.5%, and is secured by substantially all of the Company's assets. Borrowing availability under the facility is based on the fair market value of the Company's holdings of publicly traded Partner Companies and the value, as defined in the facility, of the Company's private Partner Companies. During year ended December 31, 1999, the Company borrowed and repaid $25 million under the facility. The Company is currently in negotiations to replace this line of credit on or before its expiration date.

     EmployeeLife.com has a $1,000,000 revolving credit facility and a $500,000 equipment line of credit at December 31, 1999. Borrowings under the credit facility accrue interest at a rate of prime plus .75% and the equipment line of credit accrues interest at the two year treasury rate plus 1.75%. No amounts were outstanding at December 31, 1999. The revolving credit facility expires in March 2001 and the equipment line expires in June 2000.

     Long-Term Debt

     The Company's long-term debt relates to its Consolidated Partner Companies, is non-recourse to the Company, and consists of the following:

(in thousands)                                  As of December 31,
                                           ---------------------------
                                             1998               1999
                                           --------           --------
Term notes with related parties.........     $  --             $ 6,136
Capital leases..........................       640                  49
                                             -----             -------
                                               640               6,185
Less: current portion...................      (288)             (3,000)
                                             -----             -------
Long-term debt..........................     $ 352             $ 3,185
                                             =====             =======

     The term notes with related parties of ICG Commerce and EmployeeLife.com relate to a secured notes due to shareholders with interest rates ranging from 8.0% to 9.25% at December 31, 1999. These notes will mature through 2001.

     CyberCrop.com has capital leases on its equipment with a lease term of five years. The interest rate implicit in the leases is 11.0%. At December 31, 1999, the book value of assets held under capital leases was approximately equal to the principal balance due.

     At December 31, 1999, long-term debt, including capital leases, is scheduled to mature as follows:

                         INTERNET CAPITAL GROUP, INC.

                    (in thousands)
                    2000...............     $3,000
                    2001...............      3,158
                    2002...............         18
                    2003...............          6
                    2004...............          3
                                            ------
                    Total..............     $6,185
                                            ======

8. Other Liability

     In October 1999, ICG Commerce sold shares of redeemable convertible preferred stock that are convertible, at the option of the holder, into common stock. The $4.3 million balance as of December 31, 1999 represents those shares sold to a holder other than the Company and the related accrued dividend payable. Upon conversion of this other liability balance by the holder, minority interest will be increased.

9.  Accrued Expenses

     Accrued expenses consists of the following:


(in thousands)                                 As of December 31,
                                            ------------------------
                                              1998            1999
                                            --------        --------
Accrued compensation and benefits.....        $  454          $  868
Accrued interest......................            --             952
Accrued marketing costs...............           446              --
Other.................................           923           2,385
                                              ------          ------
                                              $1,823          $4,205
                                              ======          ======

10. Segment Information

  The Company's reportable segments, using the "management approach", consist of Partner Company Operations and General ICG Operations. Partner Company Operations includes the effect of consolidating VerticalNet for the year ended December 31, 1997 and December 31, 1998 and Animated Images, Breakaway Solutions, CyberCrop.com, EmployeeLife.com, ICG Commerce, and iParts for the period from acquisition in 1999 through December 31, 1999, excluding results of operations subsequent to de-consolidation, if applicable, and recording the Company's share of earnings and losses of Partner Companies accounted for under the equity method of accounting. VerticalNet's operations include creating and operating industry-specific trade communities on the Internet. Breakaway Solutions' operations include implementation of various computer applications. Animated Images' operations include software development and consulting services and ICG Commerce's operations include purchasing services and consulting services. CyberCrop.com, EmployeeLife.com and iParts are development stage companies that have generated negligible revenue since their inception. Partner Companies accounted for under the equity method of accounting operate in various Internet-related businesses. General ICG Operations represents the expenses of providing strategic and operational support to the Internet-related Partner Companies, as well as the related administrative costs. General ICG Operations also includes the effect of transactions and other events incidental to the Company's general operations and the Company's ownership interests in and advances to Partner Companies. The Company's and Partner Companies' operations were principally in the United States of America during 1997, 1998 and 1999.

     The following summarizes the information related to the Company's segments. All significant intersegment activity has been eliminated. Assets are owned or allocated assets used by each operating segment.

                                                                    Year Ended December 31,
                                                                --------------------------------
(in thousands)                                                    1997        1998        1999
                                                                --------    --------   ---------
Partner Company Operations
Revenue....................................                     $    792    $  3,135   $  16,536
                                                                --------    --------   ---------
Operating expenses

                         INTERNET CAPITAL GROUP, INC.

  Cost of revenue.........................................         1,767       4,643       8,156
  Selling, general and administrative.....................         3,689      12,001      25,535
                                                                --------    --------   ---------
  Total operating expenses................................         5,456      16,644      33,691
                                                                --------    --------   ---------
                                                                 ( 4,664)    (13,509)    (17,155)
  Other income (expense), net.............................            --          --        (258)
  Interest income.........................................            11         212         243
  Interest expense........................................          (126)       (297)       (175)
                                                                --------    --------   ---------
  Income (loss) before income taxes, minority interest
   and equity income (loss)...............................       ( 4,779)    (13,594)    (17,345)
  Income taxes............................................            --          --          --
  Minority interest.......................................          (106)      5,382       6,026
  Equity income (loss)....................................           106      (5,869)    (92,099)
                                                                --------    --------   ---------
Loss from Partner Company Operations......................      $ (4,779)   $(14,081)  $(103,418)
                                                                ========    ========   =========

General ICG Operations
  General and administrative..............................      $  2,054    $  3,513   $  23,389
                                                                --------    --------   ---------
  Other income, net.......................................            --      30,483      67,642
  Interest income.........................................           253       1,094       9,388
  Interest expense........................................           ---         (84)     (3,722)
                                                                --------    --------   ---------
  Income (loss) from General ICG Operations before
   income taxes...........................................        (1,801)     27,980      49,919
  Income taxes............................................            --          --      23,722
                                                                --------    --------   ---------
Income (loss) from General ICG Operations.................      $ (1,801)   $ 27,980   $  73,641
                                                                ========    ========   =========

(in thousands)
                                                                                 As of December 31,
                                                                               ---------------------
                                                                                 1998         1999
                                                                               -------     ---------
Assets
Partner Company Operations
  Carrying value of equity method Partner Companies.....................       $21,311     $  491,977
  Other.................................................................        12,343         45,075
                                                                               -------     ----------
                                                                                33,654        537,052
General ICG Operations
  Cash and cash equivalents.............................................        21,178      1,326,560
  Carrying value of cost method Partner Companies.......................        38,181         55,362
  Other.................................................................         3,772        131,410
                                                                               -------     ----------
                                                                                63,131      1,513,332
                                                                               -------     ----------
                                                                               $96,785     $2,050,384
                                                                               =======     ==========


11.  Parent Company Financial Information

     Parent Company financial information is provided to present the financial position and results of operations of the Company as if VerticalNet, Animated Images, Breakaway Solutions, CyberCrop.com, EmployeeLife.com, ICG Commerce and iParts ("consolidated companies") were accounted for under the equity method of accounting for all periods presented. The Company's share of consolidated companies' losses is included in "Equity income (loss)" in the Parent Company Statements of Operations for all periods presented based on the Company's ownership percentage in each period. The losses recorded in excess of carrying value of VerticalNet at December 31, 1998 are

                         INTERNET CAPITAL GROUP, INC.

included in "Non-current liabilities" and the carrying value of the consolidated companies as of December 31, 1999 are included in "Ownership interests in and advances to Partner Companies" in the Parent Company Balance Sheets.

Parent Company Balance Sheets

(in thousands)                                                                 As of December 31,
                                                                          ---------------------------
                                                                            1998             1999
                                                                          --------        -----------
Assets
  Current assets..................................................         $21,597         $1,332,803
  Ownership interests in and advances to Partner Companies........          59,492            571,706
  Other...........................................................           3,354            125,166
                                                                           -------         ----------
     Total assets.................................................         $84,443         $2,029,675
                                                                           =======         ==========
Liabilities and shareholders' equity
  Current liabilities.............................................           2,082             43,204
  Non-current liabilities.........................................           1,637            566,250
  Shareholders' equity............................................          80,724          1,420,221
                                                                           -------         ----------
     Total liabilities and shareholders' equity...................         $84,443         $2,029,675
                                                                           =======         ==========

Parent Company Statements of Operations

(in thousands)                                        Year ended December 31,
                                                1997           1998            1999
                                             ----------    ------------    ------------
Revenue.................................        $    --        $     --       $      --
Operating expenses
    General and administrative..........          2,054           3,513          23,389
                                                -------        --------       ---------
     Total operating expenses...........          2,054           3,513          23,389
                                                -------        --------       ---------
                                                 (2,054)         (3,513)        (23,389)
Other income, net.......................             --          30,483          67,642
Interest income, net....................            253           1,010           5,666
                                                -------        --------       ---------
Income (loss) before income taxes
  and equity income (loss)..............         (1,801)         27,980          49,919
Income taxes............................             --              --          23,722
Equity income (loss)....................         (4,779)        (14,081)       (103,418)
                                                -------        --------       ---------
Net income (loss).......................        $(6,580)       $ 13,899       $ (29,777)
                                                =======        ========       =========


Parent Company Statements of Cash Flows

(in thousands)                                                                   Year Ended December 31,
                                                                            1997          1998           1999
                                                                          --------      --------      ----------
Operating Activities
Net income (loss)....................................................     $ (6,580)     $ 13,899      $  (29,777)
Adjustments to reconcile to net cash used in operating activities:
    Gains included in other income ..................................           --       (32,552)        (67,636)

                         INTERNET CAPITAL GROUP, INC.

  Depreciation and amortization..............................................         55               298              6,558
  Equity (income) loss.......................................................      4,779            16,150            103,418
  Deferred taxes.............................................................         --                --            (23,722)
Changes in assets and liabilities, net of effect of acquisitions:
  Accounts receivable, net...................................................      2,003              (125)                --
  Prepaid expenses and other assets..........................................          1              (262)           (23,382)
  Accounts payable...........................................................         56                39              5,344
  Accrued expenses...........................................................         70                12              3,844
                                                                                --------          --------         ----------
    Net cash provided by (used in) operating activities......................        384            (2,541)           (25,353)
Investing Activities
  Capital expenditures.......................................................        (37)              (61)            (3,558)
  Proceeds from sales of available-for-sale securities.......................         --            36,431              2,496
  Proceeds from sales of Partner Company ownership
   interests and advances to shareholders....................................         --               300              3,506
  Advances to Partner Companies..............................................     (2,640)          (12,224)           (10,079)
  Repayment of advances to Partner Companies.................................        950               677              4,581
  Acquisitions of ownership interests in Partner   Companies.................    (16,466)          (44,822)          (368,159)
  Other advances.............................................................         --                --            (12,850)
  Purchase of short-term investments.........................................         --                --            (18,920)
  Proceeds from maturities of  short-term investments........................         --                --             18,920
                                                                                --------          --------         ----------
    Net cash provided by (used in) investing activities......................    (18,193)          (19,699)          (384,063)
Financing Activities
  Issuance of common stock, net..............................................     20,138            38,205          1,077,405
  Proceeds from convertible subordinated notes...............................         --                --            656,250
  Line of credit borrowings..................................................         --                --             25,000
  Line of credit repayments..................................................         --                --            (25,000)
  Distribution to former LLC members.........................................         (2)               --            (10,676)
  Advances to employees......................................................         --                --             (8,181)
                                                                                --------          --------         ----------
    Net cash provided by financing activities................................     20,136            38,205          1,714,798
                                                                                --------          --------         ----------
Net Increase in Cash and Cash Equivalents....................................      2,327            15,965          1,305,382
Cash and cash equivalents at beginning of period.............................      2,886             5,213             21,178
                                                                                --------          --------         ----------
Cash and Cash Equivalents at End of Period...................................   $  5,213          $ 21,178         $1,326,560
                                                                                ========          ========         ==========

12.  Shareholders' Equity

     During 1999, the Company increased it's authorized capital stock to 300,000,000 shares of common stock, par value $.001 per share. The holders of common stock are entitled to one vote per share and are entitled to dividends as declared.

     Dividends may be restricted by the inability to liquidate ownership interests in Partner Companies to fund cash dividends and may be subject to the preferential rights of the holders of the Company's preferred stock, if any. No cash dividends have been declared to date and may not be declared for the foreseeable future. As of December 31, 1999, the Company's bank line of credit agreement precludes dividends.

     The Company may establish one or more classes or series of preferred stock. The holders of the preferred stock may be entitled to preferences over common stock or shareholders with respect to dividends, liquidation, dissolution, or winding up of the Company, as established by the Company's Board of Directors. At December 31, 1999, 10,000,000 shares of preferred stock were authorized.

     Certain shareholders were granted registration rights and piggy-back rights which were effective after completion of the Company's public offering in August 1999.

     Shareholders' equity contributions are recorded when received. The Company issued 31,980,000 shares of common stock for net proceeds of $32 million in 1999. These shares had been subscribed at December 31, 1998.

     Initial Public Offering

                         INTERNET CAPITAL GROUP, INC.

     In August 1999, the Company completed its initial public offering ("IPO") of 30,620,000 shares of its common stock at $6.00 per share. Concurrently, the Company completed a private placement of 7,500,000 shares of its common stock at $6.00 per share. Net proceeds to the Company from these transactions aggregated approximately $209.5 million (net of underwriters' commission and offering expenses of approximately $19.2 million).

     Stock Dividend

     In December 1999, the Company recorded a one hundred percent (100%) stock dividend effected in the form of a 2 for 1 stock split. The common stock and additional paid-in capital accounts and all share and per share amounts have been retroactively restated in these financial statements to reflect this stock dividend.

     Secondary Offering

     In December 1999, the Company completed its secondary offering of common stock and convertible subordinated notes (Note 7). The Company sold 6,900,000 shares of its common stock at $108.00 per share. Just prior to and concurrent with the secondary offering, the Company completed private placements of 609,533 shares and 648,147 shares of its common stock at $82.02 and $108.00 per share, respectively. Net proceeds to the Company from these transactions aggregated approximately $831.0 million (net of underwriters' commission and offering expenses of approximately $34.2 million).

     Issuance of Common Stock Under Equity Compensation Plans

     During 1996 and 1997, 12,054,034 and 1,513,216 shares of restricted common stock ("restricted stock") were granted, net of forfeitures, to employees, consultants and advisors at no cost as performance incentives under the Membership Profit Interest Plan. The restricted stock vests in equal annual installments over a five year period.

     At December 31, 1997 and 1998, the 13,567,250 shares of restricted stock has been granted at a weighted average fair value of $0.10 per share or an aggregate of $1.3 million based on independent valuations of the shares. These independent valuations took into account certain factors, primarily the restrictions on the ability of restricted shareholders to receive distributions of dividends or profits and the uncertainty of realization of any return from these shares. The $1.3 million of deferred compensation is classified as a reduction of shareholders' equity and is being amortized over the five-year vesting period. Through 1999, 486,532 shares were forfeited and were available for grant in the form of restricted stock or stock options. These forfeitures reduced additional paid-in capital by $0.1 million. Compensation expense related to the restricted stock totaling $0.2 million, $0.3 million and $0.2 million was recorded in 1997, 1998 and 1999, respectively.

     In April through July 1999 the Company's Board of Directors authorized the acceptance of full recourse promissory notes totaling $79.8 million from its employees and a director as consideration for exercising all or a portion of their vested and unvested stock options issued under the 1999 Equity Compensation Plan (a total of 35,991,500 shares of common stock were issued in connection with these exercises). The $79.8 million notes receivable from employees is recorded as a reduction of Shareholders' Equity at December 31, 1999 to offset the increase in additional paid-in capital as a result of the common stock issuance. The Company has the right, but not the obligation, to repurchase unvested shares under certain circumstances. The exercise of unvested options by the employees and director and the acceptance of promissory notes by the Company was in accordance with the terms of the Company's equity compensation plans and related option agreements. The Company's Board of Directors also

                         INTERNET CAPITAL GROUP, INC.

approved loaning employees the funds, under the terms of full recourse promissory notes, to pay the income taxes that become due in connection with the option exercises. These loans totaled $8.1 million and are classified as Other Assets. The Company recorded 1999 interest income of $3.3 million related to these loans of which $2.3 million is included in other current assets as a receivable at December 31, 1999.

     Through December 31, 1999, the Company recorded aggregate unearned compensation expense of $17.1 million, net of $5.5 million in accumulated amortization, in connection with the grant of stock options to non-employees and the grant of stock options to employees, under the 1999 Equity Compensation Plan, where it was determined that the exercise prices was less than the deemed fair value on the respective dates of grant.

          Tax Distribution

     In March 1999 the Company made a distribution of $10.7 million to former LLC members in accordance with the LLC agreements to satisfy the members' tax liabilities.

13. Stock Option Plans

     Incentive or non-qualified stock options may be granted to Company employees, directors and consultants under the Membership Profit Interest Plan ("MPI") or the 1999 Equity Compensation Plan ("1999 Plan") (together the "Plans"). Generally, the options vest over a four to five year period and expire eight to ten years after the date of grant. At December 31, 1999, the Company reserved 6,008,500 and 486,532 shares of common stock under the 1999 Plan and MPI Plan, respectively, for possible future issuance. Most Partner Companies also maintain their own stock option plans.

     The following table summarizes the activity of the Company's stock option plans:

                                                                                                       Weighted
                                                                                                       Average
                                                                                         Shares        Exercise Price
                                                                                      -----------      --------------
Outstanding at January 1, 1997......................................................           --              $   --
Options granted.....................................................................      188,000                0.50
                                                                                      -----------
Options canceled/forfeited..........................................................           --                  --
Outstanding at December 31, 1997....................................................      188,000                0.50
Options granted.....................................................................   12,144,000                1.00
Options canceled/forfeited..........................................................      (94,000)              (0.50)
                                                                                      -----------
Outstanding at December 31, 1998....................................................   12,238,000                1.00
Options granted.....................................................................   28,995,500                6.82
Options exercised...................................................................  (35,991,500)               2.26
Options cancelled/forfeited.........................................................      (69,000)               2.44
                                                                                      -----------
Outstanding at December 31, 1999....................................................    5,173,000              $23.74
                                                                                      ===========

     At December 31, 1997, 1998 and 1999 there were 188,000, 12,238,000 and
4,688,000 options exercisable at $0.50, $1.00 and $24.62 per share under the plans, respectively.

     The following table summarizes information about stock options outstanding at December 31:

                                     Weighted                               Weighted                             Weighted
                       Number         Average              Number            Average              Number          Average
                    Outstanding      Remaining            Outstanding       Remaining           Outstanding      Remaining
                         at         Contractual               at           Contractual               at         Contractual
  Exercise Price        1997      Life (in Years)            1998        Life (in Years)            1999      Life (in Years)
------------------  ------------  ----------------       -------------  -----------------       ------------  ----------------
  $0.50  - $ 4.00        188,000              9.0           12,238,000              10.0           2,771,000              9.2
  $4.01  - $50.00             --               --                   --                --             606,000              9.6

                         INTERNET CAPITAL GROUP, INC.

$50.01- $ 60.00        --      --             --        --     1,450,000    9.8
$60.01- $108.13        --      --             --        --       346,000    9.9
                  -------     ---     ----------      ----     ---------    ---
                  188,000     9.0     12,238,000      10.0     5,173,000    9.5

     Included in the 1998 option grants are 94,000 stock options to non-employees. The fair value of these options of $.4 million was recorded as deferred compensation in 1998 and is being amortized over the five year vesting period. The fair value of these options was determined using the Black-Scholes method assuming a volatility of 80%, a dividend yield of 0%, an average expected option life of 5 years, and a risk-free interest rate of 5.2%.

     Included in the 1999 option grants are 1,636,000 stock options to non-employees. The fair value of these options of $3.7 million was recorded as deferred compensation in 1999 and is being amortized over the five year vesting period. The fair value of these options was determined using the Black-Scholes method assuming a volatility of 80%, a dividend yield of 0%, an average expected option life of 5 years, and a risk-free interest rate of 5.2%.

     Included in the 1999 option grants are 23,047,500 stock options to employees issued below market value on the date of grant. The aggregate difference between the strike price and market value on the date of grant, for these options granted, of $12.7 million was recorded as deferred compensation in 1999 and is being amortized over the five year vesting period.

     The Company applies APB 25 and related interpretations to account for its stock options plans. Had compensation cost been recognized pursuant to SFAS 123, the Company's net income (loss) would have been as follows:

(in thousands except per share amounts)                                               Year Ended December 31,
                                                                           1997               1998              1999
                                                                        ----------        ----------        --------
Net income (loss)
     As reported.....................................................    $(6,580)          $13,899          $(29,777)
     SFAS 123 pro forma..............................................    $(6,649)          $13,437          $(41,499)

Net income (loss) per share
     As reported.....................................................    $  (.10)          $   .12          $   (.15)
     SFAS 123 pro forma..............................................    $  (.10)          $   .12          $   (.21)

     The per share weighted-average fair value of options issued by the Company during 1997, 1998 and 1999 was approximately $0.11, $0.22 and $3.94, respectively.

     Prior to its initial public offering, the Company used the minimum value method to value option grants using a 5.2% to 5.5% risk-free interest rate, an expected life of 5 years, and no dividend yield. The following assumptions were used to determine the fair value of stock options granted to employees by the Company following its initial public offering through December 31, 1999:


     Volatility................................................     101.5%
     Average expected option life..............................   5 years
     Risk-free interest  rate..................................       5.5%
     Dividend yield............................................       0.0%


     The Company also includes its shares of its Partner Companies SFAS 123 pro forma expense in the Company's SFAS 123 pro forma expense. The methods used by the Partner Companies included the minimum value method for private Partner Companies and the Black-Scholes method for public Partner Companies with assumptions between 2 to 6 years for average expected option life, 5.0% to 5.5% for risk-free interest rate, no dividend yield, and volatility up to 100%.

14.   Income Taxes

                         INTERNET CAPITAL GROUP, INC.

     At December 31, 1999, the Company had a net operating loss carry forward of approximately $6.0 million which may be used to offset future taxable income. These carry forwards expire beginning in 2019 and may be limited should certain changes in the Company's ownership occur.

     Income taxes for the year ended December 31, 1999 comprise a $23.7 million deferred tax benefit relating primarily to differences in the book and tax basis of ownership interests in Partner Companies.

The Company's net deferred tax assets consist of the following:

     (in thousands)                                   As of  December 31, 1999
                                                      -------------------------
     Net operating loss carryforward                                $  2,065
     Partner Company basis difference                                 37,695
     Stock compensation                                                8,283
     Other, net                                                         (466)
     Other comprehensive income                                      (13,189)
                                                                    --------
     Net deferred tax asset                                         $ 34,388
                                                                    ========


     The Company's deferred tax asset includes approximately $15.0 million of additional Partner Company basis difference generated from the conversion of 1,033,908 shares of the Company's common stock (Note 4).

The effective tax rate differs from the federal statutory rate as follows:

                                                                  Year ended
                                                             December 31, 1999
                                                             -----------------
     Tax benefit at statutory rate                                     (35.0)%
     Change in tax status                                              (14.5)%
     Stock-based compensation                                            3.0 %
     Non-deductible expenses and other                                   2.2 %
                                                                       ------
                                                                       (44.3)%
                                                                       ======

15. Related Parties

     The Company provides strategic and operational support to its Partner Companies in the normal course of its business. These services are generally provided by the Company's employees, members of its Advisory Board and Board of Directors and outside consultants. The costs related to employees are paid by the Company and are reflected by the Company in general and administrative
expenses of the General ICG Operations segment.   Members of the Company's
Advisory Board and Board of Directors are generally compensated with stock options in the Company which are accounted for in accordance with Statement of Financial Accounting Standards No. 123 with any expense related to these options included in general and administrative expenses of the General ICG Operations segment. The cost of outside consultants are generally paid directly by the Partner Company.

     The Company entered into various cost sharing arrangements with the same principal shareholder during 1997, 1998 and 1999, whereby the Company reimbursed, under fair market terms, this shareholder for certain operational expenses. The amounts incurred for such items were $0.1 million, $0.2 million and $0.3 million in 1997, and 1998 and 1999, respectively.

   The Company loaned an officer $.1 million during 1998, evidenced by a term note with an interest rate of prime plus 1% (8.75% at December 31, 1998) to purchase a portion of the Company's interest in a Partner Company at the Company's cost. This note was repaid in January 1999 and is included in other current assets in the December 31, 1998 Consolidated Balance Sheet.

       In September 1998 the Company entered into a $.2 million one-year consulting contract with a Partner Company.

                         INTERNET CAPITAL GROUP, INC.

       The Company shares certain acquisition rights with certain of its principal shareholders whereby these shareholders have the ability to purchase a portion of the Company's interest in certain Partner Companies. During 1998 and 1999, one shareholder exercised this right and acquired a portion of the Company's interest in or advances to three Partner Companies for cash of $3.0 million and assumption of $.4 million of a payable to a Partner Company. At the time of the transactions, there was no difference between the consideration received and the Company's cost basis of the ownership interest or advance sold. These rights terminated upon our initial public offering in August 1999.

     The Company loaned an officer $0.6 million during 1999, evidenced by a term note with an interest rate of 4.98% to purchase the Company's stock in the initial public offering. This note was repaid in 1999.

     Certain executives of the Company and its Partner Companies have the option to purchase a portion of the Company's ownership interest in various Partner Companies at the Company's cost.

16.  Other supplemental non-cash financing and investing activities

     During the years ended December 31, 1997, 1998 and 1999, the Company converted $1.4 million, $1.8 million and $2.8 million, respectively, of advances to Partner Companies into ownership interests in Partner Companies.

     During the year ended December 31, 1998, the Company exchanged all of its holdings in Matchlogic and Wisewire for shares of Excite and Lycos, respectively (Note 18).

     Interest paid in the periods ended December 31, 1998 and 1999 was $0.2 million and $0.1 million, respectively.

     The Company paid no income taxes in 1997 and 1998 due to its tax status as an LLC. No income taxes were paid in 1999 as the Company had a net operating loss.

     In 1998, the Company acquired an ownership interest in a Partner Company in exchange for a $1.7 million note payable. The note was payable in two equal installments through June 1999, did not bear interest and was secured with the acquired stock of the Partner Company. In March 1999, a shareholder of the Company assumed $.4 million of this note. This note was paid in 1999.

17.  Defined Contribution Plan

     In 1997, the Company established a defined contribution plan that covers all of its employees. Participants may contribute 1% to 15% of pre-tax compensation, as defined. The Company may make discretionary contributions to the plan but has never done so.

18. Other Income

Other income consists of the following:
                                                   Year Ended December 31,
(in thousands)                                      1998             1999
                                                    ----             ----
Issuance of stock by VerticalNet .................  $ --           $50,717

                         INTERNET CAPITAL GROUP, INC.

Issuance of stock by Breakaway Solutions..........        --           17,304
Sale of SMART Technologies to i2 Technologies.....        --            2,942
Sale of Matchlogic to Excite......................    12,822               --
Sales of Excite holdings..........................    16,814            2,051
Sale of Excite to @Home Corporation...............        --            2,719
Sale of WiseWire to Lycos.........................     3,324               --
Sales of Lycos holdings...........................     1,472               --
Partner company impairment charges................    (3,949)          (8,097)
Other.............................................        --             (252)
                                                    --------          -------
                                                    $ 30,483          $67,384
                                                    ========          =======

     Gains on sales of Partner Companies' and available-for-sale securities are determined using average cost.


     As a result of VerticalNet completing its initial public offering in February 1999 and issuing additional shares for acquisitions in 1999, the Company's share of VerticalNet's net equity increased by $50.7 million. This increase adjusts the Company's carrying value in VerticalNet and results in a non-operating gain of $50.7 million, before deferred taxes of $17.7 million, in the year ended December 31, 1999. As a result of Breakaway Solutions completing its initial public offering in October 1999, the Company's share of Breakaway Solutions' net equity increased by $17.3 million. This increase adjusts the Company's carrying value in Breakaway Solutions and results in a non-operating gain of $17.3 million, before deferred taxes of $6.1 million, in the year ended December 31, 1999. These gains were recorded in accordance with SEC Staff Accounting Bulletin No. 84 and the Company's accounting policy with respect to such transactions.



     In August 1999, the Company divested its ownership interest in SMART Technologies, Inc. due to the agreement of merger of SMART Technologies, Inc. and i2 Technologies, Inc. Upon completion of this merger, during the three months ended September 30, 1999, the Company's ownership interest in and advances to SMART Technologies, Inc. were converted into cash, common stock and warrants to purchase common stock of i2 Technologies, Inc. The Company's non-operating gain before taxes from this transaction was $2.9 million.

     In February 1998, the Company exchanged all of its holdings of Matchlogic, Inc. for 763,820 shares of Excite, Inc. The $14.3 million market value of the Excite shares received on the date of exchange was used to determine the gain of $12.8 million. Throughout the remainder of 1998, the Company sold 716,082 shares of Excite, which resulted in $30.2 million of proceeds and $16.8 million of gains. During 1999, the Company sold 23,738 shares of Excite, which resulted in $2.5 million of proceeds and $2.1 million of gains.

     In May 1999, @Home Corporation announced it would exchange its shares for all of the outstanding stock of Excite. As part of this merger, the Company received shares of @Home Corporation in exchange for its shares in Excite, resulting in a non-operating gain before taxes of $2.7 million.

     In April 1998, the Company exchanged all of its holdings of WiseWire for 191,922 shares of Lycos, Inc. The $5.3 million market value of the Lycos shares received on the date of exchange was used to determine the gain of $3.3 million. Throughout the remainder of 1998, the Company sold 169,548 shares of Lycos which resulted in $6.2 million of proceeds and $1.5 million of gains.

     The Company's remaining holdings of @Home Corporation, Lycos, and i2 Technologies at December 31, 1999 are accounted for as available-for-sale securities and are marked to market, with the difference between carrying value and market value, net of deferred taxes, recorded in "Accumulated other comprehensive income" in the shareholders' equity section of its Consolidated Balance Sheets in accordance with Statement of Financial Accounting Standards No. 115.

                         INTERNET CAPITAL GROUP, INC.

     In December 1998, the Company recorded an impairment charge of $1.9 million for the decrease in value of one of its partner companies accounted for under the cost method of accounting as a result of selling the partner company interest below its carrying value. The Company had acquired its ownership interest in the partner company during 1996 and 1997. In December 1998, the partner company agreed to be acquired by an independent third party. The transaction was completed in January 1999. The impairment charge it recorded was determined by calculating the difference between the proceeds it received from the sale and its carrying value.

     For the years ended December 31, 1998 and 1999, the Company recorded impairment charges of $2 million and $8.1 million, respectively, for the other than temporary decline in the fair value of a cost method partner company. From the date the Company initially acquired an ownership interest in this partner company through December 31, 1999, its funding to this partner company represented all of the outside capital the company had available to fund its net losses and capital asset requirements. During the year ended December 31, 1999 the Company fully guaranteed the partner company's new bank loan and agreed to provide additional funding. The Company acquired additional non-voting convertible debentures of this partner company for $8 million in 1999. The impairment charges the Company recorded were determined by the decrease in net book value of the partner company caused by its net losses, which were funded entirely based on the Company's funding and bank guarantee. Given its continuing losses, the Company will continue to determine and record impairment charges in a similar manner for this partner company until the status of its financial position improves.


19. Commitments and Contingencies

     The Company and its subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the amount of the ultimate liability with respect to these actions will not materially affect the financial position, results of operations or cash flows of the Company and its subsidiaries.

     In connection with its ownership interests in certain Partner Companies as of December 31, 1999, the Company guaranteed $5.5 million of bank loan and other commitments and has committed capital of $9.2 million to existing Partner Companies to be funded in 2000.


     The Company and its consolidated subsidiaries, Animated Images, CyberCrop.com, Breakaway Solutions, EmployeeLife.com, ICG Commerce and iParts, lease their facilities under operating lease agreements expiring through 2004. Future minimum lease payments as of December 31, 1999 under the leases are as follows:


          (in thousands)
                    2000......................   $ 1,640
                    2001......................     1,641
                    2002......................     1,531
                    2003......................     1,329
                    2004......................     1,161
                    Thereafter................    10,205


  Rent expense under the noncancelable operating leases was approximately $.1 million in 1997, $.3 million in 1998 and $.4 million in 1999.

  Because many of its Partner Companies are not majority-owned subsidiaries, changes in the value of the Company's interests in Partner Companies and the income or loss and revenue attributable to them could require the

                         INTERNET CAPITAL GROUP, INC.

Company to register under the Investment Company Act unless it takes action to avoid being required to register. However, the Company believes it can take steps to avoid being required to register under the Investment Company Act which would not adversely affect its operations or shareholder value.

     Animated Images, CyberCrop.com, EmployeeLife.com, and ICG Commerce have entered into employment agreement with certain employees. The agreements are cancelable, but require severance upon termination. As of December 31, 1999, Animated Images, CyberCrop.com, EmployeeLife.com, and ICG Commerce would be required to pay up to $1.3 million in aggregate severance in the event that these employment agreements are cancelled.


20.  Selected Quarterly Financial Information (Unaudited)

     The following table sets forth selected quarterly financial and stock price information for the years ended December 31, 1998 and 1999. The operating results for any given quarter are not necessarily indicative of results for any future period.

(in thousands)
                                       Fiscal 1998 Quarter Ended                      Fiscal 1999 Quarter Ended
                               Mar. 31    Jun.30   Sep. 30   Dec. 31        Mar. 31    Jun. 30    Sep. 30    Dec. 31
                               --------  --------  --------  --------       --------  ---------  ---------  ---------
Revenue                        $   377   $   587   $   897   $ 1,273        $ 3,111   $  4,480   $  7,192   $  1,753
Cost of revenue                    628     1,075     1,195     1,744          1,553      2,450      3,421        731
Selling, general and
   administrative                2,459     3,220     4,151     5,684          3,848      9,428     17,727     17,922
                                 _____    ______   ______      _____        ______     _______    _______   _______
                                (2,710)   (3,708)   (4,449)   (6,155)        (2,290)    (7,398)   (13,956)   (16,900)
Other income, net               12,322    11,727      (534)    6,969         28,677      2,397     15,927     20,382
Interest income                     56       247       443       559            310        975      2,892      5,454
Interest expense                  (110)     (108)      (15)     (148)           (14)      (953)      (803)    (2,125)
                               -------   -------   -------   -------        -------   --------   --------   --------
                                 9,558     8,158    (4,555)    1,225         26,683     (4,979)     4,060      6,811
Income taxes                        --        --        --        --            663      5,134      7,044     10,882
Minority interest                   --       976     1,723     2,682            146      1,302      2,685      1,893
Equity income (loss)              (290)   (2,390)   (1,289)   (1,899)        (7,413)   (12,667)   (29,063)   (42,958)
                               -------   -------   -------   -------        -------   --------   --------   --------
Net income (loss)              $ 9,268   $ 6,744   $(4,121)  $ 2,008        $20,079   $(11,210)  $(15,274)  $(23,372)
                               =======   =======   =======   =======        =======   ========   ========   ========


     The selected quarterly financial information includes the accounts of the Company, its wholly owned subsidiary, Internet Capital Group Operations, Inc. and its majority owned subsidiaries, VerticalNet, for each of the quarters in the year ended December 31, 1998; Breakaway Solutions for the period from January 1, 1999 through October 4, 1999 (the date of Breakaway's initial public offering); EmployeeLife.com and iParts for each of the quarters in the year ended December 31, 1999; CyberCrop.com for the quarters ended September 30, 1999 and

                         INTERNET CAPITAL GROUP, INC.

December 31, 1999; and Applied Intranet Technologies and ICG Commerce for the quarter ended December 31, 1999, all of which were consolidated from their date of acquisition.

     During the period January 1 through March 8, 2000, the Company has issued 150,000 shares of common stock for an acquisition, is contingently obligated to issue up to 11,197,238 shares of common stock for acquisitions, and has granted options to purchase 6,766,000 shares of common stock at an average exercise price of $110.50 per share.

21.  Fiscal 2000 Events (Unaudited)

     In February 2000, eMerge Interactive completed its initial public offering
(IPO), selling 7,200,000 newly issued shares of its common stock at $15 per share. The Company's ownership following the offering was approximately 22%.

     In March 2000, Onvia.com, Inc. completed its IPO, selling 8,000,000 newly issued shares of its common stock at $21 per share, including 2,666,666 shares sold to the Company at the IPO price in a concurrent private placement. The Company's ownership following the offering was approximately 22%.

     During the period from January 1, 2000 through February 29, 2000 we utilized $220.6 million to acquire interests in or make advances to new and existing partner companies. These companies included: asseTRADE.com, Arbinet Communications, AUTOVIA, Benchmarking Partners, Buymedia, Centrimed, ClearCommerce, Collabria, CourtLink, e-Chemicals, Entegrity Solutions, EU Medix, EU Supply, FarmingOn-line, FreeBorders, Industrial America LLC, iSky, LinkShare, Logistics.com, Inc., MetalSite, ServiceSoft Technologies, TALPX, TeamOn, Universal Access, and Vivant!

     During January 2000, we acquired an additional interest in an existing partner company from a shareholder of the partner company for 150,000 shares of our common stock valued at $26.6 million.

     During the year ended December 31, 1999, Ariba, Inc. announced its intention to acquire all of the outstanding stock of one of our partner companies, TRADEX Technologies, in exchange for approximately $2.0 billion in Ariba stock. Ariba closed its acquisition of TRADEX Technologies on March 9, 2000. Based on Ariba's closing price of $320.88 on March 9, 2000, we will record a non-operating gain of approxiamtely $290 million during the quarter ended March 31, 2000. Our holdings of Ariba after the transaction will be accounted for as available-for-sale securities and will be marked to market, with the difference between carrying value and market value, net of deferred taxes, recorded in "Accumulated other comprehensive income" in the shareholders' equity section of our Consolidated Balance Sheets in accordance with Statement of Financial Accounting Standards No. 115.

     During the year ended December 31, 1999, VerticalNet acquired all of the outstanding stock of NECX Exchange LLC in exchange for $70 million in convertible notes, $10 million in cash and the assumption of debt and certain other liabilities. Upon conversion of the $70 million in convertible notes (expected in the first quarter of 2000), our voting ownership in VerticalNet will decrease from 35% to approximately 34%. In addition, we expect to record a non-operating gain due to the increase in our share of VerticalNet's net equity as a result of their issuance of shares.

     In January, 2000, Breakaway Solutions announced it had signed a definitive agreement to acquire EggRock Partners for 3,636,000 shares of Breakaway Solutions common stock valued at $250 million at the date of signing of the definitive agreement. Consummation of the transaction is subject to customary closing conditions and is expected to close in April 2000. Upon closing, our voting ownership in Breakaway Solutions will decrease from 40% to approximately 33%. In addition, we expect to record a non-operating gain due to the increase in our share of Breakaway Solutions' net equity as a result of their issuance of shares.

                         INTERNET CAPITAL GROUP, INC.

     In February 2000, we entered into an agreement to form a joint venture with DuPont named CapSpan. CapSpan will provide management, growth capital, financial, technical and infrastructure capabilities designed to accelerate the development of B2B e-commerce.

     In February, 2000, we entered into an agreement to acquire a significant interest in eCredit.com, a leading provider of Internet based financing. We will issue common stock worth approximately $450 million to eCredit.com shareholders. We expect the transaction to close in the quarter ending June 30, 2000.

     In March, 2000, we entered into an agreement to acquire a majority interest in RightWorks, a leading provider of e-procurement software for B2B exchanges. We will issue approximately $635 million in Internet Capital Group common stock (valued at $111.48 per share) to tendering RightWorks' preferred shareholders (subject to adjustment based on the number of RightWorks' shares tendered) and also will purchase newly issued RightWorks shares for $22 million in cash. We expect the transaction to close in the quarter ending June 30, 2000.

     In March 2000, we entered into an agreement to acquire a majority interest in Harbour Ring International Holdings, which will be renamed ICG AsiaWorks Limited, with Hutchison Whampoa Ltd., a Hong Kong based multi-national conglomerate, to facilitate our entrance into the Asian e-commerce markets. We will expend approximately $117 million upon the closing of this transaction which is expected to take place in the quarter ending June 30, 2000.

     During the period January 1 through March 8, 2000, the Company has issued 150,000 shares of common stock for an acquisition, is contingently obligated to issue up to 11,197,238 shares of common stock for acquisitions, and has granted options to purchase 6,766,000 shares of common stock at an average exercise price of $110.50 per share.

    ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    None.

                                   PART III

    ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       We incorporate by reference the information contained under the captions "Election of Directors (Item 1 on Proxy Card)" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Definitive Proxy Statement relative to our annual meeting of shareholders, to be filed within 120 days after the end of the year covered by this Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. We also incorporate by reference "Executive Officers of the Registrant" as set forth under Item 4A of this Report on Form 10-K.

    ITEM 11.  EXECUTIVE COMPENSATION

       We incorporate by reference the information contained under the captions "Executive Compensation" and "Other Forms of Compensation" in our Definitive Proxy Statement relative to its annual meeting of shareholders, to be filed within 120 days after the end of the year covered by this Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       We incorporate by reference the information contained under the caption "Security Ownership of Certain Beneficial Owners and Directors and Officers" in our Definitive Proxy Statements relative to our annual meeting of shareholders, to be filed within 120 days after the end of the year covered by this Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

    ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Internet Capital Group incorporates by reference the information contained under the caption "Certain Relationships and Related Transactions" in its Definitive Proxy Statement relative to its annual meeting of shareholders, to be filed within 120 days after the end of the year covered by this Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

                                    PART IV

    ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)   1.  Consolidated Financial Statements

          The Consolidated Financial Statements and related Notes thereto as set forth under Item 8 of this Report on Form 10-K are incorporated herein by reference.

          2.  Financial Statement Schedules

                        Report of Independent Auditors

The Board of Directors and Shareholders
Internet Capital Group, Inc.:

Under date of March 8, 2000, we reported on the consolidated balance sheets of Internet Capital Group, Inc. and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, shareholders' equity, comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 1999. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


KPMG LLP

Philadelphia, Pennsylvania
March 8, 2000

      The following financial statement schedule of Internet Capital Group, Inc. for each of the years ended December 31, 1997, 1998 and 1999 should be read in conjunction with our Consolidated Financial Statements and related Notes thereto.


                            INTERNET CAPITAL GROUP
                Schedule II - VALUATION AND QUALIFYING ACCOUNTS
                  Year Ended December 31, 1997, 1998 and 1999
                                (in thousands)

                                         Balance at
                                            the                                             Balance at
                                         Beginning     Charged to Costs                     the End of
                                        of the Year      and Expenses      Write-offs        the Year
                                        -----------      ------------      ----------        --------
Allowance for Doubtful Accounts:
    December 31, 1997                       $19             $   11           $    --           $30
    December 31, 1998                       $30             $   62           $   (31)          $61
    December 31, 1999                       $61             $   72  (a)      $   (66)  (b)     $67

Ownership interests in and advances to Partner Companies:
    December 31, 19997                      $--             $   80           $    --           $80
    December 31, 1998                       $80             $1,820           $(1,880)  (c)     $20
    December 31, 1999                       $20             $   --           $   (20)          $--

(a) Reserve of $72 established from acquisition of Animated Images.
(b) Reserve of $61 was eliminated upon deconsolidation of VeticalNet.
(c) Reserve of $80 was eliminated upon acquiring Informatrix.

      Schedules other than those listed above have been omitted since they are either not required, not applicable, or the information has otherwise been included.

(b) Report of Form 8-K

      On November 16, 1999, we filed a Current Report on Form 8-K dated November 19, 1999 to report under Item 2 (Other Events) the execution of the Securities Purchase Agreement between Internet Capital Group, eMerge Interactive, Inc. and J Technologies, LLC. The filing included the required financial statements and pro forma financial information.

      On January 11, 2000, we filed a Current Report on Form 8-K dated December 29, 1999 to report under Item 2 the execution of the Securities Purchase Agreement between Internet Capital Group and Weirton Steel Corporation. The financial statements required were omitted and will be filed by amendment as soon as practicable but not later than 60 days after the date that this report must be filed.

      On March 13, 2000, we filed an amended Current Report on Form 8-K/A dated December 29, 1999 to report under Item 5 (Other Events) the execution of the Securities Purchase Agreement between Internet Capital Group and Weirton Steel Corporation. The filing included the required financial statements and pro forma financial information.

(c) Exhibits

      The following is a list of exhibits required by Item 601 of Regulation S-K filed as part of this Report. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

Exhibit
Number    Document
------    --------

2.1 Agreement of Merger, dated February 2, 1999, between Internet Capital Group, L.L.C. and Internet Capital Group, Inc. (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-1 filed by the Company on May 11, 1999 (Registration No. 333-78193) (the "IPO Registration Statement"))

3.1       Restated Certificate of Incorporation (incorporated by reference to
          Exhibit 2.1 to the Registration Statement on Form 8-A filed by the Company on August 4, 1999 (Registration No. 000-26989) (the "8-A Registration Statement"))

3.2 Amended and Restated Bylaws (incorporated by reference to Exhibit 2.2 to the 8-A Registration Statement)

4.1 Specimen Certificate for Internet Capital Group's Common Stock (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the IPO Registration Statement filed by the Company on August 2, 1999 (Registration No. 333-78193) (the "IPO Amendment No. 3"))

4.2 Indenture between Internet Capital Group, Inc. and Chase Manhattan Trust Company, National Association, as Trustee, for the 5 1/2% Convertible Subordinated Notes due 2004

4.3 Form of 5 1/2% Convertible Subordinated Notes due 2004 of Internet Capital Group (included in Exhibit 4.2)

10.1 Internet Capital Group, L.L.C. 1998 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the IPO Registration Statement)

10.1.1 Internet Capital Group, Inc. 1999 Equity Compensation Plan (incorporated by reference to Exhibit 10.1.1 to the IPO Registration Statement)

10.1.2 Internet Capital Group, Inc. 1999 Equity Compensation Plan as Amended and Restated May 1, 1999 (incorporated by reference to Exhibit 10.1.2 to the IPO Registration Statement)

10.1.3 Amendment No. 1 to the Internet Capital Group, Inc. 1999 Equity Compensation Plan as Amended and Restated May 1, 1999 (incorporated by reference to Exhibit 10.1.3 to Amendment No. 2 to the IPO Registration Statement filed by the Company on July 16, 1999 (Registration No. 333-79193) (the "IPO Amendment No. 2"))

10.2 Internet Capital Group, L.L.C. Option Plan for Non-Employee Managers (incorporated by reference to Exhibit 10.2 to the IPO Registration Statement)

10.2.1 Internet Capital Group, Inc. Directors' Option Plan (incorporated by reference to Exhibit 10.2.1 to the IPO Registration Statement)

10.3 Internet Capital Group, L.L.C. Membership Profit Interest Plan (incorporated by reference to Exhibit 10.3 to the IPO Registration Statement)

10.4      Form of Internet Capital Group, Inc. Long-Term Incentive Plan

10.5 Amended and Restated Limited Liability Company Agreement of Internet Capital Group, L.L.C. dated September 30, 1998 (incorporated by reference to Exhibit 10.5 to the IPO Registration Statement)

10.5.1 Amended and Restated Limited Liability Company Agreement of Internet Capital Group, L.L.C. dated January 4, 1999 (incorporated by reference to Exhibit 10.5.1 to the IPO Registration Statement)

10.6 Securities Holders Agreement dated February 2, 1999 among Internet Capital Group, Inc. and certain holders named therein (incorporated by reference to Exhibit 10.6 to the IPO Registration Statement)

10.7 Form of Internet Capital Group, Inc. Common Stock Purchase Warrant dated May 10, 1999 issued in connection with the May 10, 1999 Convertible Notes (incorporated by reference to Exhibit 10.21 to the IPO Registration Statement)

10.8 Form of Internet Capital Group, Inc. Convertible Note dated May 10, 1999 (incorporated by reference to Exhibit 10.22 to the IPO Registration Statement)

10.9 Stock Purchase Agreement between Internet Capital Group, Inc. and Safeguard Scientifics, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)

10.9.1 Stock Purchase Agreement between Internet Capital Group, Inc. and International Business Machines Corporation (incorporated by reference to Exhibit 10.23.1 to the IPO Amendment No. 2)

10.10 Letter describing the oral lease between Internet Capital Group and Safeguard Scientifics, Inc. for premises located in Wayne, Pennsylvania (incorporated by reference to Exhibit 10.24 to Amendment No. 1 to the IPO Registration Statement filed by the Company on June 22, 1999 (Registration No. 333-78193) (the "IPO Amendment No. 1"))

10.11     Form of Office Lease between Friends' Provident Life Office and IBIS
          (505) Limited for premises located in London, England (incorporated by reference to Exhibit 10.11 to Amendment No. 3 to the Registration Statement filed by the Company on December 15, 1999 (Registration No. 333-91447) (the "Follow-on Amendment No. 3"))

10.12 Office Lease dated September, 1999 between Internet Capital Group Operations, Inc. and 45 Milk Street, L.P. for premises located in Boston, Massachusetts (incorporated by reference to Exhibit 10.12 to the Registration Statement filed by the Company on November 22, 1999 (Registration No. 333-91447) (the "Follow-on Registration Statement"))

10.13 Office Lease dated February 25, 1999 between OTR and Internet Capital Group Operations, Inc. for premises located in San Francisco, California (incorporated by reference to Exhibit 10.27 to the IPO Amendment No. 1)

10.14 Credit Agreement dated as of April 30, 1999 by and among Internet Capital Group, Inc., Internet Capital Group Operations, Inc., the Banks named therein and PNC Bank, N.A. (incorporated by reference to Exhibit 10.26 to the IPO Registration Statement)

10.15 Amendment No. 1 to the Credit Agreement dated October 27, 1999 by and among Internet Capital Group, Inc., Internet Capital Group Operations, Inc., the Banks named therein and PNC Bank, N.A. (incorporated by reference to Exhibit 10.15 to the Follow-on Registration Statement)

10.15.1 Amendment No. 2 to the Credit Agreement dated November 19, 1999 by and among Internet Capital Group, Inc., Internet Capital Group Operations, Inc., the Banks named therein and PNC Bank, N.A. (incorporated by reference to Exhibit 10.15.1 to the Follow-on Registration Statement)

10.15.2 Amended and Restated Amendment No. 2 to the Credit Agreement dated November 19, 1999 by and among Internet Capital Group, Inc., Internet Capital Group Operations, Inc., the Banks named therein and PNC Bank, N.A.

10.15.3 Amendment No. 3 to the Credit Agreement dated February 25, 2000 by and among Internet Capital Group, Inc., Internet Capital Group Operations, Inc., the Banks named therein and PNC Bank, N.A.

10.16 Benchmarking Partners, Inc. Option Agreement dated January 1, 1997 by and between Christopher H. Greendale and Internet Capital Group, L.L.C. (incorporated by reference to Exhibit 10.28 to the IPO Registration Statement)

10.16.1 Amendment to Benchmarking Partners, Inc. Option Agreement dated July 19, 1999 by and between Christopher H. Greendale and Internet Capital Group, Inc. (incorporated by reference to Exhibit 10.29.1 to the IPO Amendment No. 3)

10.17 Syncra Software, Inc. Option Agreement dated August 1, 1998 by and between Michael H. Forester and Internet Capital Group, L.L.C. (incorporated by reference to Exhibit 10.29 to the IPO Registration Statement)

10.18 Letter Agreement between Internet Capital Group, L.L.C. and Douglas Alexander dated July 18, 1997 (incorporated by reference to Exhibit
          10.31 to the IPO Amendment No. 1)

10.19 Letter Agreement between Internet Capital Group, L.L.C. and Robert Pollan dated April 27, 1998 (incorporated by reference to Exhibit
          10.32 to the IPO Amendment No. 1)

10.20 Form of Promissory Note issued in connection with the exercise of Internet Capital Group's stock options in May, June and July of 1999 (incorporated by reference to Exhibit 10.33 to the IPO Amendment No.
          1)

10.21 Form of Restrictive Covenant Agreement issued in connection with the exercise of Internet Capital Group's stock options in May, June and July of 1999 (incorporated by reference to Exhibit 10.34 to the IPO Amendment No. 1)

10.22 Securities Purchase Agreement dated October 27, 1999 by and among eMerge Interactive, Inc., J. Technologies, LLC and Internet Capital Group, Inc. (incorporated by reference to the Company's Current Report on Form 8-K filed November 22, 1999 (File No. 0-26929))

10.23 Joint Venture Agreement dated October 26, 1999 by and between Internet Capital Group, Inc. and Safeguard Scientifics, Inc. (incorporated by reference to Exhibit 10.23 to the Follow-on Registration Statement)

10.24 Purchase Agreement dated November 5, 1999 between JusticeLink, Inc. and Internet Capital Group, Inc. (incorporated by reference to Exhibit
          10.24 to the Registration

          Statement filed by the Company on December 6, 1999 (Registration No. 333-91447) (the "Follow-on Amendment No. 1"))

10.25 Purchase Agreement dated December 6, 1999 between Internet Capital Group, Inc. and AT&T Corp. (incorporated by reference to Exhibit 10.25 to the Follow-on Amendment No. 1)

10.26 Purchase Agreement dated December 6, 1999 between Internet Capital Group, Inc. and Internet Assets, Inc. (incorporated by reference to
          Exhibit 10.26 to the Follow-on Amendment No. 1)

10.27 Purchase Agreement dated December 6, 1999 between Internet Capital Group, Inc. and Ford Motor Company (incorporated by reference to
          Exhibit 10.27 to the Follow-on Amendment No. 3)

10.28 Securities Purchase Agreement dated December 28, 1999 between Internet Capital Group, Inc. and Weirton Steel Corporation (incorporated by reference to the Company's Current Report on Form 8-K filed January 11, 2000 (File No. 0-26929))

10.29 Press Release regarding Acquisition of eCredit.com (incorporated by reference to the Company's filing on Form 425 filed February 24, 2000 (File No. 132-01812))

10.30 Sublease Agreement dated January 6, 2000 between SP Investments Inc. and Internet Capital Group, Inc. for premises located in Seattle, Washington

11.1 Statement Regarding Computation of Per Share Earnings (included herein at Note 1-"Significant Accounting Policies" in the subsection "Net Income (Loss) Per Share" to the Consolidated Financial Statements and
          Note 3-"Net Income (Loss) Per Share" to the Consolidated Financial Statements)

13.1 Sections entitled "Election of Directors (Item 1 on Proxy Card)," "Section 16(a) Beneficial Ownership Reporting Compliance," "Executive Compensation," "Other Forms of Compensation," "Security Ownership of Certain Beneficial Owners and Directors and Officers" and "Certain Relationships and Related Transactions" in the Company's Definitive Proxy Statement relative to its annual meeting of shareholders, to be filed within 120 days after the end of the year covered by this Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended

21.1      Subsidiaries of Internet Capital Group

27.1      Financial Data Schedule for the Year ended December 31, 1999

   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Security Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 16, 2000                   INTERNET CAPITAL GROUP, INC.
                                        By: /s/ David D. Gathman
                                            --------------------
                                        Name:   David D. Gathman
                                        Title:  Chief Financial Officer and
                                                Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities set forth above.

Signature                               Title
---------                               -----

/s/ Walter W. Buckley                   President, Chief Executive Officer and
---------------------
Walter W. Buckley                       Director (Principal Executive Officer)

/s/ David D. Gathman                    Chief Financial Officer and Treasurer
--------------------
David D. Gathman                        (Principal Financial and Accounting
                                        Officer)

/s/ Kenneth A. Fox                      Director
------------------
Kenneth A. Fox

/s/ Julian A. Brodsky                   Director
---------------------
Julian A. Brodsky

/s/ Thomas P. Gerrity                   Director
---------------------
Thomas P. Gerrity

/s/ Warren V. Musser                    Director
--------------------
Warren V. Musser

/s/ Peter A. Solvik                     Director
-------------------
Peter A. Solvik

                                 Exhibit Index

      The following is a list of exhibits required by Item 601 of Regulation S-K filed as part of this Report. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

Exhibit
Number    Document
------    --------

2.1 Agreement of Merger, dated February 2, 1999, between Internet Capital Group, L.L.C. and Internet Capital Group, Inc. (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-1 filed by the Company on May 11, 1999 (Registration No. 333-78193) (the "IPO Registration Statement"))

3.1       Restated Certificate of Incorporation (incorporated by reference to
          Exhibit 2.1 to the Registration Statement on Form 8-A filed by the Company on August 4, 1999 (Registration No. 000-26989) (the "8-A Registration Statement"))

3.2 Amended and Restated Bylaws (incorporated by reference to Exhibit 2.2 to the 8-A Registration Statement)

4.1 Specimen Certificate for Internet Capital Group's Common Stock (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the IPO Registration Statement filed by the Company on August 2, 1999 (Registration No. 333-78193) (the "IPO Amendment No. 3"))

4.2 Indenture between Internet Capital Group, Inc. and Chase Manhattan Trust Company, National Association, as Trustee, for the 5 1/2% Convertible Subordinated Notes due 2004

4.3 Form of 5 1/2% Convertible Subordinated Notes due 2004 of Internet Capital Group (included in Exhibit 4.2)

10.1 Internet Capital Group, L.L.C. 1998 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the IPO Registration Statement)

10.1.1 Internet Capital Group, Inc. 1999 Equity Compensation Plan (incorporated by reference to Exhibit 10.1.1 to the IPO Registration Statement)

10.1.2 Internet Capital Group, Inc. 1999 Equity Compensation Plan as Amended and Restated May 1, 1999 (incorporated by reference to Exhibit 10.1.2 to the IPO Registration Statement)

10.1.3 Amendment No. 1 to the Internet Capital Group, Inc. 1999 Equity Compensation Plan as Amended and Restated May 1, 1999 (incorporated by reference to Exhibit 10.1.3 to Amendment No. 2 to the IPO Registration Statement filed by the Company on July 16, 1999 (Registration No. 333-79193) (the "IPO Amendment No. 2"))

10.2 Internet Capital Group, L.L.C. Option Plan for Non-Employee Managers (incorporated by reference to Exhibit 10.2 to the IPO Registration Statement)

10.2.1 Internet Capital Group, Inc. Directors' Option Plan (incorporated by reference to Exhibit 10.2.1 to the IPO Registration Statement)

10.3 Internet Capital Group, L.L.C. Membership Profit Interest Plan (incorporated by reference to Exhibit 10.3 to the IPO Registration Statement)

10.4      Form of Internet Capital Group, Inc. Long-Term Incentive Plan

10.5 Amended and Restated Limited Liability Company Agreement of Internet Capital Group, L.L.C. dated September 30, 1998 (incorporated by reference to Exhibit 10.5 to the IPO Registration Statement)

10.5.1 Amended and Restated Limited Liability Company Agreement of Internet Capital Group, L.L.C. dated January 4, 1999 (incorporated by reference to Exhibit 10.5.1 to the IPO Registration Statement)

10.6 Securities Holders Agreement dated February 2, 1999 among Internet Capital Group, Inc. and certain holders named therein (incorporated by reference to Exhibit 10.6 to the IPO Registration Statement)

10.7 Form of Internet Capital Group, Inc. Common Stock Purchase Warrant dated May 10, 1999 issued in connection with the May 10, 1999 Convertible Notes (incorporated by reference to Exhibit 10.21 to the IPO Registration Statement)

10.8 Form of Internet Capital Group, Inc. Convertible Note dated May 10, 1999 (incorporated by reference to Exhibit 10.22 to the IPO Registration Statement)

10.9 Stock Purchase Agreement between Internet Capital Group, Inc. and Safeguard Scientifics, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)

10.9.1 Stock Purchase Agreement between Internet Capital Group, Inc. and International Business Machines Corporation (incorporated by reference to Exhibit 10.23.1 to the IPO Amendment No. 2)

10.10 Letter describing the oral lease between Internet Capital Group and Safeguard Scientifics, Inc. for premises located in Wayne, Pennsylvania (incorporated by reference to Exhibit 10.24 to Amendment No. 1 to the IPO Registration Statement filed by the Company on June 22, 1999 (Registration No. 333-78193) (the "IPO Amendment No. 1"))

10.11     Form of Office Lease between Friends' Provident Life Office and IBIS
          (505) Limited for premises located in London, England (incorporated by reference to Exhibit 10.11 to Amendment No. 3 to the Registration Statement filed by the Company on December 15, 1999 (Registration No. 333-91447) (the "Follow-on Amendment No. 3"))

10.12 Office Lease dated September, 1999 between Internet Capital Group Operations, Inc. and 45 Milk Street, L.P. for premises located in Boston, Massachusetts (incorporated by reference to Exhibit 10.12 to the Registration Statement filed by the Company on November 22, 1999 (Registration No. 333-91447) (the "Follow-on Registration Statement"))

10.13 Office Lease dated February 25, 1999 between OTR and Internet Capital Group Operations, Inc. for premises located in San Francisco, California (incorporated by reference to Exhibit 10.27 to the IPO Amendment No. 1)

10.14 Credit Agreement dated as of April 30, 1999 by and among Internet Capital Group, Inc., Internet Capital Group Operations, Inc., the Banks named therein and PNC Bank, N.A. (incorporated by reference to Exhibit 10.26 to the IPO Registration Statement)

10.15 Amendment No. 1 to the Credit Agreement dated October 27, 1999 by and among Internet Capital Group, Inc., Internet Capital Group Operations, Inc., the Banks named therein and PNC Bank, N.A. (incorporated by reference to Exhibit 10.15 to the Follow-on Registration Statement)

10.15.1 Amendment No. 2 to the Credit Agreement dated November 19, 1999 by and among Internet Capital Group, Inc., Internet Capital Group Operations, Inc., the Banks named therein and PNC Bank, N.A. (incorporated by reference to Exhibit 10.15.1 to the Follow-on Registration Statement)

10.15.2 Amended and Restated Amendment No. 2 to the Credit Agreement dated November 19, 1999 by and among Internet Capital Group, Inc., Internet Capital Group Operations, Inc., the Banks named therein and PNC Bank, N.A.

10.15.3 Amendment No. 3 to the Credit Agreement dated February 25, 2000 by and among Internet Capital Group, Inc., Internet Capital Group Operations, Inc., the Banks named therein and PNC Bank, N.A.

10.16 Benchmarking Partners, Inc. Option Agreement dated January 1, 1997 by and between Christopher H. Greendale and Internet Capital Group, L.L.C. (incorporated by reference to Exhibit 10.28 to the IPO Registration Statement)

10.16.1 Amendment to Benchmarking Partners, Inc. Option Agreement dated July 19, 1999 by and between Christopher H. Greendale and Internet Capital Group, Inc. (incorporated by reference to Exhibit 10.29.1 to the IPO Amendment No. 3)

10.17 Syncra Software, Inc. Option Agreement dated August 1, 1998 by and between Michael H. Forester and Internet Capital Group, L.L.C. (incorporated by reference to Exhibit 10.29 to the IPO Registration Statement)

10.18 Letter Agreement between Internet Capital Group, L.L.C. and Douglas Alexander dated July 18, 1997 (incorporated by reference to Exhibit
          10.31 to the IPO Amendment No. 1)

10.19 Letter Agreement between Internet Capital Group, L.L.C. and Robert Pollan dated April 27, 1998 (incorporated by reference to Exhibit
          10.32 to the IPO Amendment No. 1)

10.20 Form of Promissory Note issued in connection with the exercise of Internet Capital Group's stock options in May, June and July of 1999 (incorporated by reference to Exhibit 10.33 to the IPO Amendment No.
          1)

10.21 Form of Restrictive Covenant Agreement issued in connection with the exercise of Internet Capital Group's stock options in May, June and July of 1999 (incorporated by reference to Exhibit 10.34 to the IPO Amendment No. 1)

10.22 Securities Purchase Agreement dated October 27, 1999 by and among eMerge Interactive, Inc., J. Technologies, LLC and Internet Capital Group, Inc. (incorporated by reference to the Company's Current Report on Form 8-K filed November 22, 1999 (File No. 0-26929))

10.23 Joint Venture Agreement dated October 26, 1999 by and between Internet Capital Group, Inc. and Safeguard Scientifics, Inc. (incorporated by reference to Exhibit 10.23 to the Follow-on Registration Statement)

10.24 Purchase Agreement dated November 5, 1999 between JusticeLink, Inc. and Internet Capital Group, Inc. (incorporated by reference to Exhibit
          10.24 to the Registration

          Statement filed by the Company on December 6, 1999 (Registration No. 333-91447) (the "Follow-on Amendment No. 1"))

10.25 Purchase Agreement dated December 6, 1999 between Internet Capital Group, Inc. and AT&T Corp. (incorporated by reference to Exhibit 10.25 to the Follow-on Amendment No. 1)

10.26 Purchase Agreement dated December 6, 1999 between Internet Capital Group, Inc. and Internet Assets, Inc. (incorporated by reference to
          Exhibit 10.26 to the Follow-on Amendment No. 1)

10.27 Purchase Agreement dated December 6, 1999 between Internet Capital Group, Inc. and Ford Motor Company (incorporated by reference to
          Exhibit 10.27 to the Follow-on Amendment No. 3)

10.28 Securities Purchase Agreement dated December 28, 1999 between Internet Capital Group, Inc. and Weirton Steel Corporation (incorporated by reference to the Company's Current Report on Form 8-K filed January 11, 2000 (File No. 0-26929))

10.29 Press Release regarding Acquisition of eCredit.com (incorporated by reference to the Company's filing on Form 425 filed February 24, 2000 (File No. 132-01812))

10.30 Sublease Agreement dated January 6, 2000 between SP Investments Inc. and Internet Capital Group, Inc. for premises located in Seattle, Washington

11.1 Statement Regarding Computation of Per Share Earnings (included herein at Note 1 - "Significant Accounting Policies" in the subsection "Net Income (Loss) Per Share" to the Consolidated Financial Statements and
          Note 3 - "Net Income (Loss) Per Share" to the Consolidated Financial Statements)

13.1 Sections entitled "Election of Directors (Item 1 on Proxy Card)," "Section 16(a) Beneficial Ownership Reporting Compliance," "Executive Compensation," "Other Forms of Compensation," "Security Ownership of Certain Beneficial Owners and Directors and Officers" and "Certain Relationships and Related Transactions" in the Company's Definitive Proxy Statement relative to its annual meeting of shareholders, to be filed within 120 days after the end of the year covered by this Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended

21.1      Subsidiaries of Internet Capital Group

27.1      Financial Data Schedule for the Year ended December 31, 1999