Form 10-K/A
period 1999-12-31
INTERNET CAPITAL GROUP INC
filed 2000-03-30
CIK 1085621

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                             -------------------

                               FORM 10-K/A

   FOR ANNUAL AND TRANSITION REPORTS PURSUANT TOSECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)
  [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE
     ACT OF 1934

                    For Fiscal Year Ended December 31, 1999

                                      OR

  [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                For the Transition Period from       to

                           Commission File 000-26929

                             -------------------

                         INTERNET CAPITAL GROUP, INC.
            (Exact name of registrant as specified in its charter)

              Delaware                                23-2996071
                                          (IRS EmployerIdentification Number)
    (State of other jurisdiction
  ofincorporation or organization)

 Building 800, 435 Devon Park Drive,                     19087
              Wayne, PA
                                                      (Zip Code)
   (Address of principal executive
              offices)

                                (610) 989-0111
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:
                                     None

          Securities registered pursuant to Section 12(g) of the Act:

               Title of Class                    Name of Each Exchange on which Registered
               --------------                    -----------------------------------------
        Common Stock, $0.001 par value                      Nasdaq Stock Market

                             -------------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The approximate aggregate market value of Common Stock held by non-affiliates of the Company was $21.5 billion as of March 1, 2000. (For purposes of determining this amount only, the Company has defined affiliates as including (a) the executive officers named in Part I of this 10-K Report, (b) all directors of the Company and (c) each stockholder that has informed the Company by March 1, 2000 that it is the beneficial owner of 10% or more of the outstanding common stock of the Company.

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          INTERNET CAPITAL GROUP, INC.

                                FORM 10-K/A

                               December 31, 1999

                               TABLE OF CONTENTS

Item                                                                   Page No.
----                                                                   --------
                                    PART I

1.  Business.........................................................      3
2.  Properties.......................................................     17
3.  Legal Proceedings................................................     17
4.  Submission of Matters to a Vote of Security Holders..............     17
4A.  Executive Officers of the Registrant............................     18

                                   PART II

5.  Market for Registrant's Common Equity and Related Stockholder
    Matters..........................................................     19
6.  Selected Consolidated Financial Data.............................     21
7.  Management's Discussion and Analysis of Financial Condition and
    Results of Operations............................................     22
7A.  Quantitative and Qualitative Disclosures About Market Risk......     38
8.  Financial Statements and Supplementary Data......................     38
9.  Changes in and Disagreements with Accountants on Accounting and
    Financial Disclosures............................................     73

                                   PART III

10.  Directors and Executive Officers of the Registrant..............     73
11.  Executive Compensation..........................................     73
12.  Security Ownership of Certain Beneficial Owners and Management..     73
13.  Certain Relationships and Related Transactions..................     73

                                   PART IV

14.  Exhibits, Financial Statement Schedules and Reports on Form
     8-K.............................................................     74

SIGNATURES...........................................................     81

  This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended, and
Section 21E of the Securities Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward- looking statements are subject to known and unknown risks, uncertainties and assumptions about us and our partner companies, that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "continue," or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed elsewhere in this Report and the risks discussed in our other Securities and Exchange Commission ("SEC") filings including our Registration on Form S-1 declared effective on August 4, 1999 by the SEC (File No. 333-78193), our Registration on Form S-1 declared effective on December 15, 1999 by the SEC (File No. 333-91447), and our Forms 10-Q filed on September 20, 1999 and November 15, 1999. The following discussion should be read in conjunction with our audited Consolidated Financial Statements and related Notes thereto included elsewhere in this report.

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

   Create or Identify Companies With the Potential to Become Market Leaders

  Our expertise in the B2B e-commerce market allows us to build or identify companies that are positioned to succeed. We apply a disciplined analysis that capitalizes on this competitive advantage. When we evaluate whether to enter a market by building a company or acquiring an interest in an existing company, we weigh the following industry and partner company factors:

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

                                                                                   Our     Partner
                                                                                Ownership  Company
 Category and Name             Industry           Description of Business       Percentage  Since
 -----------------             --------           -----------------------       ---------- -------
Vertical:

Animated Images, Inc. ..  Apparel            Provides Internet-based design,        50%     1999
 www.appliedintranet.com                     communication, and procurement
                                             services for the apparel and sewn
                                             goods industries.

Arbinet Communications,   Telecommunications Provides an Internet-based              8%     1999
 Inc. ..................                     trading floor and clearinghouse
 www.arbinet.com                             for telecommunications carriers
                                             to purchase bandwidth.

AUTOVIA Corporation.....  Auto Parts         Developing a system to provide         16%     1998
 www.autovia.net                             Internet-based auto parts
                                             procurement for professional
                                             automotive and truck repair
                                             shops.

Bidcom, Inc. ...........  Construction       Provides Internet-based project        35%     1999
 www.bidcom.com                              planning and management services
                                             for the construction industry.

Collabria, Inc. ........  Printing           Provides Internet-based                11%     1999
 www.collabria.com                           procurement and production
                                             services for the commercial
                                             printing industry.

Commerx, Inc. ..........  Plastics           Provides Internet-based                40%     1998
 www.commerx.com                             procurement and sales of raw
                                             materials, tools and maintenance
                                             and repair products for the
                                             plastics industry.

ComputerJobs.com,         Technology         Provides Internet-based job            33%     1998
 Inc. ..................  Employment         screening and resume posting for
 www.computerjobs.com                        information technology
                                             professionals, corporations and
                                             staffing firms.

CourtLink...............  Legal              Provides on-line access to court       19%     1999
 www.courtlink.com                           documents.

CyberCrop.com, Inc. ....  Agriculture        Developing a system to provide an      80%     1999
 www.cybercrop.com                           Internet-based service for
                                             agricultural producers to
                                             purchase services and inputs, as
                                             well as market their grain crops
                                             that include corn, wheat and
                                             soybeans.

Deja.com, Inc. .........  Media              Provides a Web-based community         31%     1997
 www.deja.com                                for potential purchasers to
                                             access user comments on a variety
                                             of products and services.

e-Chemicals, Inc. ......  Chemicals          Provides Internet-based sales and      37%     1998
 www.e-chemicals.com                         distribution of industrial
                                             chemicals.

                                                                                       Our     Partner
                                                                                    Ownership  Company
 Category and Name                   Industry         Description of Business       Percentage  Since
 -----------------                   --------         -----------------------       ---------- -------
eMerge Interactive, Inc. ..       Livestock      Provides Internet-based content,       28%     1999
 www.emergeinteractive.com                       community and transaction
                                                 services in an on-line
                                                 marketplace for the cattle
                                                 industry.

EmployeeLife.com..                Healthcare     Provides Internet-based solutions      52%     1999
 www.employeelife.com..                          for employee health benefits
                                                 management across the health care
                                                 industry.

Internet Commerce Systems,        Food           Provides Internet-based product        43%     1999
 Inc. .....................                      introduction and promotion
 www.icsfoodone.com                              services to wholesale and retail
                                                 food distributors.

iParts.....................       Electronic     Provides Internet-based sales and      66%     1999
 www.ipartsupply.com              Components     distribution of electronic
                                                 components.

JusticeLink, Inc. .........       Legal          Provides electronic filing,            37%     1999
 www.justicelink.com                             service and retrieval of legal
                                                 documents and information among
                                                 courts, attorneys, their clients
                                                 and other interested parties.

MetalSite, L.P. ...........       Metals         Provides an Internet-based             44%     1999
 www.metalsite.com                               marketplace to source, buy and
                                                 sell metal products and connect
                                                 with metal professionals around
                                                 the world.

PaperExchange.com LLC......       Paper          Provides Internet-based sales and      24%     1999
 www.paperexchange.com                           distribution of all grades of
                                                 pulp and paper.

Plan Sponsor Exchange,            Asset          Provides a Web-based community         49%     1999
 Inc. .....................       Management     for asset managers to reach fund
 www.plansponsorexchange.com                     sponsors.

Retail Exchange.com,              Consumer Goods Provides an online B2B                 30%     1999
 Inc. .....................                      marketplace for the exchange of
 www.retailexchange.com                          excess consumer products.

StarCite! Solutions,              Travel         Provides Internet-based services       43%     1999
 Inc. .....................                      for planning and managing
 www.starcite.com                                corporate meetings for event
                                                 planners.

Universal Access, Inc. ....       Tele-          Provides Internet-based ordering       24%     1999
 www.universalaccessinc.com       communications for provisioning and access and
                                                 transportation exchange services
                                                 for network service providers
                                                 focused on business customers.

USgift.com.................       Gift, Garden   Provides Internet-based sales and      38%     1999
 www.USgift.com                   and Home Decor distribution of gift, garden and
                                                 home decor accessories.

Horizontal:

asseTrade.Com, Inc. .......       Used Capital   Provides Internet-based asset and      17%     1999
 www.assetrade.com                Equipment      inventory recovery, disposal and
                                                 management solutions.

eMarketWorld, Inc. ........       Special Event  Provides industry-specific Web-        42%     1999
 www.emarketworld.com             Services       based conferences and expositions
                                                 that help businesses understand
                                                 the Internet.

ICG Commerce, Inc. ........       Sourcing       Provides strategic sourcing            60%     1999
 www.icgcommerce.com                             consulting and on-line Internet
                                                 purchasing.

NetVendor Inc. ............       Asset          Provides B2B, industry-specific        27%     1999
 www.netvendor.com                Disposition    Internet commerce solutions for
                                                 mid-size manufacturers and
                                                 distributors of automotive,
                                                 industrial and electronic
                                                 products.

ONVIA.com, Inc. ...........       Small Business Provides small businesses with a       23%     1999
 www.onvia.com                    Services       wide breadth of tailored products
                                                 and services over the Internet.

Residential Delivery              Logistics      Provides home delivery services        38%     1999
 Services, Inc. ...........                      to e-commerce companies,
 www.rdshome.com                                 retailers, and catalog companies
                                                 through a branded network of
                                                 local agents.

VerticalNet, Inc. .........       Industrial     Provides industry-specific Web-        34%     1996
 www.verticalnet.com              Services       based trade communities for
                                                 businesses and professionals.

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

                                                                    Our     Partner
                                                                 Ownership  Company
   Category and Name             Description of Business         Percentage  Since
   -----------------             -----------------------         ---------- -------
Strategic Consulting and
 Systems Integration:

Benchmarking Partners,    Provides e-commerce best practices         13%     1996
 Inc ...................  research and consulting services to
 www.benchmarking.com     maximize return on investment from
                          demand/supply chain and e-business
                          initiatives.

Context Integration,      Provides systems integration services      14%     1997
 Inc. ..................  focused on customer support, data
 www.context.com          access and e-commerce.

US Interactive, Inc. ...  Provides a range of consulting and          3%     1996
 www.usinteractive.com    technical services relating to
                          Internet marketing solutions.

Software Providers:

Blackboard Inc. ........  Provides universities and corporations     29%     1998
 www.blackboard.com       with applications that enable them to
                          host classes and training on the
                          Internet.

ClearCommerce Corp. ....  Provides comprehensive e-commerce          15%     1997
 www.clearcommerce.com    solutions including transaction and
                          payment processing, credit card
                          authorization, fraud tracking and
                          reporting functions.

Entegrity Solutions       Provides encryption software to secure     11%     1996
 Corporation............  transactions and communications
 www.entegrity.com        between business applications.

                                                                    Our     Partner
                                                                 Ownership  Company
   Category and Name             Description of Business         Percentage  Since
   -----------------             -----------------------         ---------- -------
Servicesoft               Provides tools and services used by         5%     1998
 Technologies, Inc. ....  its customers to create Internet
 www.servicesoft.com      customer service applications
                          consisting of self-service, e-mail
                          response and live interaction
                          products.

Syncra Software, Inc. ..  Provides software that improves supply     35%     1998
 www.syncra.com           chain efficiency through collaboration
                          of trading partners over the Internet.

TRADEX Technologies,      Provides e-commerce application            10%     1999
 Inc. ..................  software that enables enterprises to
 www.tradex.com           create on-line marketplaces and
                          exchanges.

Outsourced Service
 Providers:

Breakaway Solutions,      Provides application service hosting,      40%     1999
 Inc. ..................  e-commerce, consulting and systems
 www.breakaway.com        integration services to growing
                          companies.

CommerceQuest, Inc. ....  Provides a messaging service for data      28%     1998
 www.commercequest.com    sharing across separate enterprises.
                          Also provides software, systems
                          integration services and managed
                          network services for application
                          integration within enterprises or with
                          external trading partners and
                          customers.

iSky....................  Provides services to improve customer      31%     1996
 www.isky.com             communications and relationships.

Jamcracker Inc. ........  Provides integrated application            24%     1999
 www.jamcracker.com       service provider services to middle
                          market companies.

LinkShare Corporation...  Establishes affiliate relationships        34%     1998
 www.linkshare.com        for on-line merchants with other Web
                          sites to facilitate e-commerce.

PrivaSeek, Inc. ........  Provides consumers with control of          8%     1998
 www.privaseek.com        their Web-based personal profiles,
                          allowing merchants to offer consumers
                          incentives for selective disclosure.

SageMaker, Inc. ........  Provides services that combine an          21%     1998
 www.sagemaker.com        enterprise's external and internal
                          information assets into a single, Web-
                          based knowledge management platform.

traffic.com, Inc. ......  Provides real time traffic monitoring      20%     1999
 www.traffic.com          for logistics and transportation
                          optimization.

United Messaging,         Provides high performance electronic       37%     1999
 Inc. ..................  messaging services for organizations
 www.unitedmessaging.com  with mission critical e-mail networks.

Vivant! Corporation.....  Provides process automation and            31%     1998
 www.vivantcorp.com       decision support services that enable
                          companies to strategically manage
                          contractors, consultants and temporary
                          employees.

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

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

  Our executive officers, their ages and their positions are as follows:

    Name                   Age                     Position
    ----                   ---                     --------
Walter W. Buckley,          39 President, Chief Executive Officer and Director
 III(1)..................

Douglas A. Alexander(2)..   38 Managing Director, East Coast Operations

Kenneth A. Fox(3)........   29 Managing Director, West Coast Operations and
                                Director

David D. Gathman(4)......   52 Chief Financial Officer and Treasurer

Henry N. Nassau(5).......   45 Managing Director, General Counsel and Secretary

--------
(1) Walter W. Buckley, III, is a co-founder and has served as our President and Chief Executive Officer and as one of our directors since March 1996. Prior to co-founding us, Mr. Buckley worked for Safeguard Scientifics, Inc. as Vice President of Acquisitions from 1991 to February 1996. Mr. Buckley directed many of Safeguard Scientifics' investments and was responsible for developing and executing Safeguard Scientifics' multimedia and Internet investment strategies. Mr. Buckley serves as a director of Breakaway Solutions, Inc., e-Chemicals, Inc., iSky, Inc., PrivaSeek, Inc., Syncra Software, Inc., VerticalNet, Inc. and Who?Vision Systems, Inc.
(2) Douglas A. Alexander has served as one of our Managing Directors since September 1997. Prior to joining us, Mr. Alexander co-founded Reality Online, Inc. in 1986 and sold it to Reuters Group in 1994. Mr. Alexander continued to serve as President and Chief Executive Officer of Reality Online after its acquisition by Reuters Group until September 1997 and was a key contributor to Reuters' Internet initiatives. Mr. Alexander is Chairman of the Board of VerticalNet, Inc. and serves as a director of Arbinet Communications, Inc., Blackboard Inc., ComputerJobs.com, Inc., Deja.com, Inc., eMerge Interactive, Inc., LinkShare Corporation, SageMaker, Inc., StarCite, Inc. and traffic.com, Inc.
(3) Kenneth A. Fox is a co-founder and has served as one of our Managing Directors since our inception in March 1996. Mr. Fox has also served as one of our directors since February 1999. Prior to co-founding us, Mr. Fox served as Director of West Coast Operations for Safeguard Scientifics, Inc. and Technology Leaders II, L.P., a venture capital partnership, from 1994 to 1996. In this capacity, Mr. Fox led the development of and managed the West coast operations for these companies. Mr. Fox serves as a director of AUTOVIA Corporation, Bidcom, Inc., Commerx, Inc., Deja.com, Inc., Entegrity Solutions Corporation, ONVIA.com, Inc. and Vivant! Corporation.
(4) David D. Gathman has served as our Chief Financial Officer and Treasurer since January 1999. Prior to joining us, Mr. Gathman was Chief Financial Officer and Executive Vice President, Finance and Administration of Integrated Systems Consulting Group, Inc. from January 1997 through its merger with First Consulting Group, Inc. in December 1998. He also served as Chief Operating Officer, Vice President, Secretary and Assistant Treasurer of Integrated Systems Consulting Group, Inc. from April 1994 to December 1998 and as a director of the company. Mr. Gathman brings to us over 30 years of finance- related experience, the last 16 of which were focused in the information technology industry.
(5) Henry N. Nassau has served as one of our Managing Directors and as our General Counsel and Secretary since May 1999. Mr. Nassau was a partner in the law firm of Dechert Price & Rhoads from September 1987 to May 1999 and was Chair of the Business Department from January 1998 to May 1999. At Dechert Price & Rhoads, Mr. Nassau engaged in the practice of corporate law, concentrating on mergers and acquisitions. Mr. Nassau serves as a director of The Albert Abela Corporation, Bliley Electric Company, JusticeLink, Inc. and Data West Corporation which does business as CourtLink.

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

                                                            Three Months Ended
                                                            -------------------
                                                            Sep. 30,  Dec. 31.
                                                              1999      1999
                                                            --------- ---------
      Price range per share:
        Low................................................  $   7.00 $   43.00
        High...............................................  $  53.75 $  193.63

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

  On December 15, 1999, we issued $20,000,000 principal amount of our 5 1/2% Convertible Subordinated Notes due 2004 to Internet Assets, Inc. in a private placement. The notes are convertible, at the option of the holder, at any time on or before December 21, 2004 into shares of our Common Stock. The conversion price is $127.44 per share, which is equal to a conversion rate of 7.8468 shares per $1,000 principal amount of notes, subject to adjustment.

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

                                  March 4, 1996
                                  (Inception) to   Year Ended December 31,
                                   December 31,  -----------------------------
                                       1996       1997      1998       1999
                                  -------------- -------  --------  ----------
                                   (in thousands except per share amounts)
Consolidated Statements of
 Operations Data:
Revenue..........................    $   285     $   792  $  3,135  $   16,536
                                     -------     -------  --------  ----------
Operating Expenses
  Cost of revenue................        427       1,767     4,643       8,156
  Selling, general and
   administrative................      1,921       5,743    15,514      48,924
                                     -------     -------  --------  ----------
    Total operating expenses.....      2,348       7,510    20,157      57,080
                                     -------     -------  --------  ----------
                                      (2,063)     (6,718)  (17,022)    (40,544)
Other income, net................        --          --     30,483      67,384
Interest income (expense), net...         88         138       925       5,734
                                     -------     -------  --------  ----------
Income (Loss) Before Income
 Taxes, Minority Interest and
 Equity Income (Loss)............     (1,975)     (6,580)   14,386      32,574
Income taxes.....................        --          --        --       23,722
Minority interest................        427        (106)    5,382       6,026
Equity income (loss).............       (514)        106    (5,869)    (92,099)
                                     -------     -------  --------  ----------
Net Income (Loss)................    $(2,062)    $(6,580) $ 13,899  $  (29,777)
                                     =======     =======  ========  ==========
Net income (loss) per share--
 diluted.........................    $ (0.05)    $ (0.10) $   0.12  $    (0.15)
Weighted average shares
 outstanding--diluted............     40,792      68,198   112,299     201,851
Pro forma net income (loss)
 (unaudited).....................                         $  8,756  $  (37,449)
Pro forma net income (loss) per
 share--diluted (unaudited)......                         $   0.08  $    (0.19)

Consolidated Balance Sheet Data:
Cash and cash equivalents........    $ 3,215     $ 5,967  $ 26,841  $1,343,459
Working capital..................      4,883       2,391    20,453   1,305,380
Total assets.....................     13,629      31,481    96,785   2,050,384
Long-term debt...................        167         400       352       3,185
Convertible subordinated notes...        --          --        --      566,250
Total shareholders' equity.......     12,859      26,635    80,724   1,420,221

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

  Because we acquire significant interests in B2B e-commerce companies, many of which generate net losses, we have experienced, and expect to continue to experience, significant volatility in our quarterly results. We do not know if we will report net income in any period, and we expect that we will report net losses in many quarters for the foreseeable future. While our partner companies have consistently reported losses, we have recorded net income in certain periods and experienced significant volatility from period to period due to one-time transactions and other events incidental to our ownership interests in and advances to partner companies. These transactions and events are described in more detail under "Net Results of Operations--General ICG Operations--Other Income" and include dispositions of, and changes to, our partner company ownership interests, dispositions of our holdings of available-for-sale securities, and impairment charges. On a continuous basis, but no less frequently than at the end of each reporting period, we evaluate the carrying value of our ownership interests in and advances to each of our partner companies for possible impairment based on achievement of business plan objectives and milestones, the fair value of each ownership interest and advance in the partner company relative to carrying value, the financial condition and prospects of the partner company, and other relevant factors. The business plan objectives and milestones we consider include, among others, those related to financial performance such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature such as the launching of a Web site or the hiring of key employees. The fair value of our ownership interests in and advances to privately held partner companies is generally determined based on the value at which independent third parties have invested or have committed to invest in our partner companies.

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

  Our partner companies accounted for under the equity method of accounting at December 31, 1998 and 1999 included:

                                                           Voting Ownership
                                               Partner -------------------------
                                               Company December 31, December 31,
                                                Since      1998         1999
                                               ------- ------------ ------------
EQUITY METHOD:
  AsseTRADE.com, Inc..........................  1999       N/A          17%
  Bidcom, Inc.................................  1999       N/A          35%
  Blackboard Inc..............................  1998       35%          29%
  Breakaway Solutions, Inc....................  1999       N/A          40%
  CommerceQuest, Inc..........................  1998       N/A          28%
  CommerX, Inc................................  1998       34%          40%
  ComputerJobs.com, Inc.......................  1998       33%          33%
  CourtLink, Inc..............................  1999       N/A          19%
  eMarketWorld, Inc...........................  1999       N/A          42%
  eMerge Interactive, Inc.....................  1999       N/A          45%
  Internet Commerce Systems, Inc..............  1999       N/A          43%
  iSky, Inc...................................  1996       31%          31%
  Jamcracker, Inc.............................  1999       N/A          24%
  JusticeLink, Inc............................  1999       N/A          37%
  LinkShare Corporation.......................  1998       34%          34%
  MetalSite, LLC..............................  1999       N/A          44%
  NetVendor, Inc..............................  1999       N/A          27%
  ONVIA.com, Inc..............................  1999       N/A          23%
  PaperExchange.com LLC.......................  1999       N/A          24%
  Plan Sponsor Exchange, Inc..................  1999       N/A          49%
  Residential Delivery Services, Inc..........  1999       N/A          38%
  RetailExchange, Inc.........................  1999       N/A          30%
  SageMaker, Inc..............................  1998       22%          21%
  StarCite, Inc...............................  1999       N/A          43%
  Syncra Software, Inc........................  1998       53%          35%
  traffic.com, Inc............................  1999       N/A          20%
  United Messaging, Inc.......................  1999       N/A          37%
  Universal Access, Inc.......................  1999       N/A          24%
  Usgift.com, Inc.............................  1999       N/A          38%
  VerticalNet, Inc............................  1996       N/A          34%
  Vivant! Corporation.........................  1998       23%          31%

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

  Our partner companies accounted for under the cost method of accounting at December 31, 1998 and 1999 included:

                                                           Voting Ownership
                                               Partner -------------------------
                                               Company December 31, December 31,
                                                Since      1998         1999
                                               ------- ------------ ------------
COST METHOD:
  Arbinet Communications, Inc. ...............  1999       N/A            8%
  AUTOVIA Corporation.........................  1998        15%          16%
  Benchmarking Partners, Inc. ................  1996        13%          12%
  ClearCommerce Corporation...................  1997        17%          15%
  Collabria, Inc. ............................  1999       N/A           11%
  CommerceQuest, Inc. ........................  1998         0%         N/A
  Context Integration, Inc. ..................  1997        18%          14%
  Deja.com, Inc. .............................  1997         0%           2%
  e-Chemicals, Inc............................  1998         0%           0%
  Entegrity Solutions Corporation.............  1996        12%          11%
  PrivaSeek, Inc. ............................  1998        16%           8%
  ServiceSoft Technologies, Inc...............  1998        12%           5%
  TRADEX Technologies, Inc. ..................  1999       N/A           10%
  US Interactive, Inc. .......................  1996         4%           3%

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

                                                    Year Ended December 31,
                                                   ----------------------------
                                                    1997      1998      1999
                                                   -------  --------  ---------
Summary of Consolidated Net Income (Loss)
 Partner Company Operations......................  $(4,779) $(14,081) $(103,418)
 General ICG Operations..........................   (1,801)   27,980     73,641
                                                   -------  --------  ---------
 Net income (loss) -- Consolidated Total.........  $(6,580) $ 13,899  $ (29,777)
                                                   =======  ========  =========
Partner Company Operations
 Revenue.........................................  $   792  $  3,135  $  16,536
 Operating expenses
 Cost of revenue.................................    1,767     4,643      8,156
 Selling, general and administrative.............    3,689    12,001     25,535
                                                   -------  --------  ---------
 Total operating expenses........................    5,456    16,644     33,691
                                                   -------  --------  ---------
                                                    (4,664)  (13,509)   (17,155)
 Other income (expense), net.....................      --        --        (258)
 Interest income.................................       11       212        243
 Interest expense................................     (126)     (297)      (175)
                                                   -------  --------  ---------
 Income (loss) from Partner Company Operations
  before income taxes, minority interest and
  equity income (loss)...........................   (4,779)  (13,594)   (17,345)
 Income taxes....................................      --        --         --
 Minority interest...............................     (106)    5,382      6,026
 Equity income (loss)............................      106    (5,869)   (92,099)
                                                   -------  --------  ---------
 Loss from Partner Company Operations............  $(4,779) $(14,081) $(103,418)
                                                   =======  ========  =========
General ICG Operations
 General and administrative......................  $ 2,054  $  3,513  $  23,389
                                                   -------  --------  ---------
                                                    (2,054)   (3,513)   (23,389)
 Other income (expense), net.....................      --     30,483     67,642
 Interest income.................................      253     1,094      9,388
 Interest expense................................      --        (84)    (3,722)
                                                   -------  --------  ---------
 Income (loss) from General ICG Operations before
  income taxes...................................   (1,801)   27,980     49,919
 Income taxes....................................      --        --      23,722
                                                   -------  --------  ---------
 Income (loss) from General ICG Operations.......  $(1,801) $ 27,980  $  73,641
                                                   =======  ========  =========
Consolidated Total
 Revenue.........................................  $   792  $  3,135  $  16,536
 Operating expenses
 Cost of revenue.................................    1,767     4,643      8,156
 Selling, general and administrative.............    5,743    15,514     48,924
                                                   -------  --------  ---------
 Total operating expenses........................    7,510    20,157     57,080
                                                   -------  --------  ---------
                                                    (6,718)  (17,022)   (40,544)
 Other income (expense), net.....................      --     30,483     67,384
 Interest income.................................      264     1,306      9,631
 Interest expense................................     (126)     (381)    (3,897)
                                                   -------  --------  ---------
 Income (loss) before income taxes, minority
  interest and equity income (loss)..............   (6,580)   14,386     32,574
 Income taxes....................................      --        --      23,722
 Minority interest...............................     (106)    5,382      6,026
 Equity income (loss)............................      106    (5,869)   (92,099)
                                                   -------  --------  ---------
 Net income (loss) -- Consolidated Total.........  $(6,580) $ 13,899  $ (29,777)
                                                   =======  ========  =========
 Pretax income (loss)............................           $ 13,899  $ (53,499)
 Pro forma income taxes..........................             (5,143)    16,050
                                                            --------  ---------
 Pro forma net income (loss).....................           $  8,756  $ (37,449)
                                                            ========  =========

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

  The following is a discussion of Breakaway Solutions' net results of operations for the portion of the year ended December 31, 1999 that it was consolidated, which was from the date of acquisition in January 1999 through September 30, 1999. Breakaway Solutions' comparative results of operations for the comparable 1998 period are not meaningful.

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

Other Consolidated Companies--Analysis of the Year Ended December 31, 1999

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

VerticalNet--Analysis of the Two Year Period Ended December 31, 1998

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

  For the year ended December 31, 1999, Onvia.com had revenue of $27.2 million and a net loss of $43.4 million compared to revenue of $1.0 million and a net loss of $.7 million for the comparable period in 1998. Onvia.com is a business-to-busienss emarketplace for small business buyers and sellers. The company generated substantially all of its revenue in 1999 from product sales. Animated Images, CyberCrop.com, EmployeeLife.com, ICG Commerce and iParts were consolidated from their dates of acquisition in 1999 and accounted for $1.8 million and $8.6 million of our Partner Company Operations' revenue and operating expenses, respectively, for the year ended December 31, 1999.

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

  During the years ended December 31, 1998 and 1999, we recorded aggregate unearned compensation expense of $.7 million and $16.4 million, respectively, in connection with the grant of stock options to non-employees and the grant of employee stock options with exercise prices less than the deemed fair value on the respective dates of grant. General and administrative costs for the year ended December 31, 1999 include $5.7 million of amortization expense related to stock option grants. Without giving effect to any unearned compensation expense related to equity granted subsequent to December 31, 1999, we expect to recognize amortization of deferred compensation expense of $5.6 million in 2000, $3.4 million in 2001, $1.9 million in 2002, $.9 million in 2003 and $.2 million in 2004.

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

  General ICG Operations' other income consisted of the following:

                                                                 Year Ended
                                                                December 31,
                                                               ----------------
                                                                1998     1999
                                                               -------  -------
                                                               (in thousands)
Issuance of stock by VerticalNet.............................. $   --   $50,717
Issuance of stock by Breakaway Solutions......................     --    17,304
Sale of SMART Technologies to i2 Technologies.................     --     2,942
Sale of Matchlogic to Excite..................................  12,822      --
Sales of Excite holdings......................................  16,814    2,051
Sale of Excite to @Home Corporation...........................     --     2,719
Sale of WiseWire to Lycos.....................................   3,324      --
Sales of Lycos holdings.......................................   1,472      --
Partner company impairment charges............................  (3,949)  (8,097)
Other.........................................................     --         6
                                                               -------  -------
                                                               $30,483  $67,642
                                                               =======  =======

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

  Existing cash, cash equivalents and short-term investments, availability under our revolving bank credit facility, proceeds from the potential sales of all or a portion of our minority interests and other internal sources of cash flow are expected to be sufficient to fund our cash requirements through the next 12 months, including commitments to new and existing partner companies and general operations requirements. As of February 29, 2000, we were contingently obligated for approximately $5.5 million of guarantee commitments and $93.7 million of funding commitments to new and existing partner companies. We will continue to evaluate acquisition opportunities and expect to acquire additional ownership interests in new and existing partner companies in the next 12 months which may make it necessary for us to raise additional funds. If additional funds are raised through the issuance of equity securities, our existing shareholders may experience significant dilution. Our revolving bank credit facility matures in April 2000, at which time we may not be able to renew the facility or obtain additional bank financing, or may only be able to do so on terms not favorable or acceptable to us. We are currently in negotiations to obtain a new credit facility.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  We are exposed to equity price risks on the marketable portion of our equity securities. Our public holdings at December 31, 1999 include equity positions in companies in the Internet industry sector, including Excite@Home; Breakaway Solutions, Inc.; i2 Technologies, Inc.; Lycos, Inc.; US Interactive, Inc.; and VerticalNet, Inc., many of which have experienced significant historical volatility in their stock prices. We typically do not attempt to reduce or eliminate our market exposure on these securities. A 20% adverse change in equity prices, based on a sensitivity analysis of our public holdings as of December 31, 1999, would result in an approximate $522.4 million decrease in the fair value of our public holdings. A significant portion of the value of the potential decrease in equity securities, or $411.1 million, consisted of our holdings in VerticalNet.

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

                                                                         Page
                                                                        Number
                                                                        ------
Independent Auditors' Report...........................................   39
Consolidated Balance Sheets as of December 31, 1998 and 1999...........   40
Consolidated Statements of Operations for the years ended December 31,
 1997, 1998 and 1999...................................................   41
Consolidated Statements of Shareholders' Equity for the years ended
 December 31, 1997, 1998 and 1999......................................   42
Consolidated Statements of Comprehensive Income (Loss) for the years
 ended December 31, 1997, 1998 and 1999................................   43
Consolidated Statements of Cash Flows for the years ended December 31,
 1997, 1998 and 1999...................................................   44
Notes to Consolidated Financial Statements.............................   44

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

                                          KPMG LLP

Philadelphia, Pennsylvania
March 8, 2000

                          INTERNET CAPITAL GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                     (in thousands, except per share data)

                                                            As of December 31,
                                                            -------------------
                                                             1998       1999
                                                            -------  ----------
ASSETS
Current Assets
 Cash and cash equivalents................................  $26,841  $1,343,459
 Short-term investments...................................      --        3,359
 Accounts receivable, less allowances for doubtful
  accounts ($61--1998; $67--1999).........................    1,842       1,207
 Prepaid expenses and other current assets................    1,119       6,347
                                                            -------  ----------
  Total current assets....................................   29,802   1,354,372
Fixed assets, net.........................................    1,151       4,015
Ownership interests in and advances to Partner Companies..   59,492     547,339
Available-for-sale securities.............................    3,251      46,767
Intangible assets, net....................................    2,476      23,649
Deferred taxes............................................      --       34,388
Other.....................................................      613      39,854
                                                            -------  ----------
    Total Assets..........................................  $96,785  $2,050,384
                                                            =======  ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
 Current maturities of long-term debt.....................  $   288  $    3,000
 Line of credit...........................................    2,000         --
 Accounts payable.........................................    1,348       6,750
 Accrued expenses.........................................    1,823       4,205
 Notes payable to Partner Companies.......................    1,713      34,134
 Deferred revenue.........................................    2,177         --
 Other....................................................      --          903
                                                            -------  ----------
  Total current liabilities...............................    9,349      48,992
Long-term debt............................................      352       3,185
Other liability (Note 8)..................................      --        4,255
Minority interest.........................................    6,360       7,481
Convertible subordinated notes (Note 7)...................      --      566,250
Commitments and contingencies (Note 19)
Shareholders' Equity
 Preferred stock, $.01 par value; 10,000 shares
  authorized; none issued.................................      --          --
 Common stock, $.001 par value; 300,000 shares authorized;
  132,087 (1998) and 263,579 (1999) issued and
  outstanding.............................................      132         264
 Additional paid-in capital...............................   74,932   1,513,615
 Retained earnings (accumulated deficit)..................    5,257     (26,539)
 Unamortized deferred compensation........................   (1,330)    (11,846)
 Notes receivable-shareholders............................      --      (79,790)
 Accumulated other comprehensive income...................    1,733      24,517
                                                            -------  ----------
  Total shareholders' equity..............................   80,724   1,420,221
                                                            -------  ----------
    Total Liabilities and Shareholders' Equity............  $96,785  $2,050,384
                                                            =======  ==========

                See notes to consolidated financial statements.

                          INTERNET CAPITAL GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Year ended December 31,
                                                  ---------------------------
                                                   1997      1998      1999
                                                  -------  --------  --------
                                                  (in thousands except per
                                                         share data)
Revenue.......................................... $   792  $  3,135  $ 16,536
Operating Expenses
  Cost of revenue................................   1,767     4,643     8,156
  Selling, general and administrative............   5,743    15,514    48,924
                                                  -------  --------  --------
    Total operating expenses.....................   7,510    20,157    57,080
                                                  -------  --------  --------
                                                   (6,718)  (17,022)  (40,544)
                                                  -------  --------  --------
Other income, net (Note 18)......................     --     30,483    67,384
Interest income..................................     264     1,306     9,631
Interest expense.................................    (126)     (381)   (3,897)
                                                  -------  --------  --------
Income (Loss) Before Income Taxes, Minority
 Interest and Equity Income (Loss)...............  (6,580)   14,386    32,574
Income taxes.....................................     --        --     23,722
Minority interest................................    (106)    5,382     6,026
Equity income (loss).............................     106    (5,869)  (92,099)
                                                  -------  --------  --------
Net Income (Loss)................................ $(6,580) $ 13,899  $(29,777)
                                                  =======  ========  ========
Net Income (Loss) Per Share
  Basic.......................................... $ (0.10) $   0.12  $  (0.15)
                                                  =======  ========  ========
  Diluted........................................ $ (0.10) $   0.12  $  (0.15)
                                                  =======  ========  ========
Weighted Average Shares Outstanding
  Basic..........................................  68,198   112,205   201,851
                                                  =======  ========  ========
  Diluted........................................  68,198   112,299   201,851
                                                  =======  ========  ========
Pro Forma Information (Unaudited) (Note 2):
  Pro forma net income (loss)....................
  Pretax income (loss)...........................          $ 13,899  $(53,499)
  Pro forma income taxes.........................            (5,143)   16,050
                                                           --------  --------
Pro forma net income (loss)......................          $  8,756  $(37,449)
                                                           ========  ========
Pro forma net income (loss) per share
  Basic..........................................          $   0.08  $  (0.19)
                                                           ========  ========
  Diluted........................................          $   0.08  $  (0.19)
                                                           ========  ========
Pro forma weighted average shares outstanding
  Basic..........................................           112,205   201,851
                                                           ========  ========
  Diluted........................................           112,299   201,851
                                                           ========  ========

                See notes to consolidated financial statements.

                          INTERNET CAPITAL GROUP, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                         Retained                              Accumulated
                           Common Stock    Additional    Earnings   Unamortized     Notes         Other
                          ---------------   Paid-In    (Accumulated   Deferred   Receivable-- Comprehensive
                          Shares   Amount   Capital      Deficit)   Compensation Shareholders    Income       Total
                          -------  ------  ----------  ------------ ------------ ------------ ------------- ----------
                                                               (in thousnads)
Balance as of December
 31, 1996...............   51,779  $  52   $   15,762    $ (2,062)   $    (893)   $     --      $    --     $   12,859
Issuance of common
 stock..................   40,275     40       20,097         --           --           --           --         20,137
Issuance of restricted
 stock..................    3,546      4          414         --          (418)         --           --            --
Forfeitures of
 restricted stock.......   (2,033)    (2)        (176)        --           178          --           --            --
Amortization of deferred
 compensation...........      --     --           --          --           218          --           --            218
Net loss................      --     --           --       (6,580)         --           --           --         (6,580)
                          -------  -----   ----------    --------    ---------    ---------     --------    ----------
Balance as of December
 31, 1997...............   93,567     94       36,097      (8,642)        (915)         --           --         26,634
Issuance of common
 stock, net.............   38,520     38       38,167         --           --           --           --         38,205
Issuance of stock
 options to
 non-employees..........      --     --           668         --          (668)         --           --            --
Net unrealized
 appreciation in
 available-for-sale
 securities.............      --     --           --          --           --           --         1,733         1,733
Amortization of deferred
 compensation...........      --     --           --          --           253          --           --            253
Net income..............      --     --           --       13,899          --           --           --         13,899
                          -------  -----   ----------    --------    ---------    ---------     --------    ----------
Balance as of December
 31, 1998...............  132,087    132       74,932       5,257       (1,330)         --         1,733        80,724
Issuance of common
 stock, net.............   78,258     78    1,072,494         --           --           --           --      1,072,572
Issuance of common stock
 and income tax benefit
 upon exercise of
 options................   35,992     36       90,512         --           --       (81,148)         --          9,400
Shareholder loans
 principal payments.....      --     --           --          --           --         1,358          --          1,358
Issuance of common stock
 for acquisitions.......    1,887      2      172,001         --           --           --           --        172,003
Issuance of common stock
 and waiving of accrued
 interest upon
 conversion of
 convertible notes......   15,000     15       91,070         --           --           --           --         91,085
Issuance of common stock
 upon exercise of
 Warrants...............      784      1        3,968         --           --           --           --          3,969
Issuance of warrants in
 connection with line of
 credit.................                        1,030         --           --           --           --          1,030
Issuance of stock
 options to employees
 below estimated fair
 value on date
 of grant...............      --     --        12,731         --       (12,731)         --           --            --
Amortization of deferred
 compensation...........      --     --           --          --         5,699          --           --          5,699
Issuance of stock
 options to
 non-employees..........      --     --         3,691         --        (3,691)         --           --            --
Foreign currency
 adjustment.............      --     --           --          --           --           --            (1)           (1)
Net unrealized
 appreciation in
 available-for-sale
 securities.............      --     --           --          --           --           --        22,785        22,785
LLC termination (Note
 2).....................      --     --        (8,657)      8,657          --           --           --            --
Distribution to former
 LLC members............      --     --           --      (10,676)         --           --           --        (10,676)
Other...................     (429)   --          (157)        --           207          --           --             50
Net loss................      --     --           --      (29,777)         --           --           --        (29,777)
                          -------  -----   ----------    --------    ---------    ---------     --------    ----------
Balance as of December
 31, 1999...............  263,579  $ 264   $1,513,615    $(26,539)   $ (11,846)   $ (79,790)    $ 24,517    $1,420,221
                          =======  =====   ==========    ========    =========    =========     ========    ==========

                See notes to consolidated financial statements.

                          INTERNET CAPITAL GROUP, INC.

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                     Year Ended December 31,
                                                     -------------------------
                                                      1997     1998     1999
                                                     -------  ------- --------
                                                          (in thousands)
Net Income (Loss)................................... $(6,580) $13,899 $(29,777)
                                                     -------  ------- --------
Other Comprehensive Income (Loss) Before Tax
  Unrealized holding gains in available-for-sale
   securities.......................................     --     1,733   38,039
  Foreign currency translation adjustment...........     --       --        (1)
  Reclassification adjustments......................     --       --    (2,051)
Tax Related to Comprehensive Income (Loss)
  Unrealized holding gains in available-for-sale
   securities.......................................     --       --   (13,920)
  Reclassification adjustments......................     --       --       717
                                                     -------  ------- --------
Other Comprehensive Income..........................     --     1,733   22,784
                                                     -------  ------- --------
Comprehensive Income (Loss)......................... $(6,580) $15,632 $ (6,993)
                                                     =======  ======= ========



                See notes to consolidated financial statements.

                          INTERNET CAPITAL GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Year Ended December 31,
                                               ------------------------------
                                                 1997      1998       1999
                                               --------  --------  ----------
                                                      (in thousands)
Operating Activities
Net income (loss)............................. $ (6,580) $ 13,899  $  (29,777)
Adjustments to reconcile to net cash used in
 operating activities:
  Other income................................      --    (30,483)    (67,636)
  Depreciation and amortization...............      446     1,135      12,742
  Equity (income) loss........................     (106)    5,869      92,099
  Minority interest...........................      106    (5,382)     (6,026)
  Deferred taxes..............................      --        --      (23,722)
Changes in assets and liabilities, net of
 effect of acquisitions:
  Accounts receivable, net....................    1,574    (1,183)     (4,278)
  Prepaid expenses and other assets...........     (142)   (1,347)    (28,603)
  Accounts payable............................      566       620       7,194
  Deferred revenue............................      494     1,250         (49)
  Accrued expenses............................      205     1,415       6,700
                                               --------  --------  ----------
    Net cash used in operating activities.....   (3,437)  (14,207)    (41,356)
Investing Activities
  Capital expenditures........................     (272)     (545)     (7,120)
  Proceeds from sales of available-for-sale
   securities.................................      --     36,431       2,496
  Proceeds from sales of Partner Company
   ownership interests........................      --        300       3,506
  Advances to Partner Companies...............   (2,800)  (12,779)     (9,679)
  Repayment of advances to Partner Companies..      950       677       4,581
  Acquisitions of ownership interests in
   Partner Companies..........................  (14,466)  (35,822)   (329,161)
  Other acquisitions (Note 5).................      --     (1,858)     (9,732)
  Other advances..............................      --        --      (12,850)
  Purchase of short-term investments..........      --        --      (22,279)
  Proceeds from maturities of short-term
   investments................................      --        --       18,920
  Reduction in cash due to deconsolidation of
   Partner Companies..........................      --        --      (13,393)
                                               --------  --------  ----------
    Net cash used in investing activities.....  (16,588)  (13,596)   (374,711)
Financing Activities
  Issuance of common stock, net...............   20,138    38,205   1,077,405
  Long-term debt and capital lease
   repayments.................................      (58)     (322)       (448)
  Proceeds from convertible subordinated
   notes......................................      --        --      656,250
  Line of credit borrowings...................    2,500     2,000      25,000
  Line of credit repayments...................       (2)   (2,500)    (25,281)
  Distribution to former LLC members..........      --        --      (10,676)
  Advances to employees.......................      --        --       (8,765)
  Treasury stock purchase by subsidiary.......      --        --       (4,469)
  Issuance of stock by subsidiary.............      200    11,293      23,669
                                               --------  --------  ----------
    Net cash provided by financing
     activities...............................   22,778    48,676   1,732,685
                                               --------  --------  ----------
Net Increase in Cash and Cash Equivalents.....    2,753    20,873   1,316,618
Cash and cash equivalents at beginning of
 period.......................................    3,215     5,968      26,841
                                               --------  --------  ----------
Cash and Cash Equivalents at End of Period.... $  5,968  $ 26,841  $1,343,459
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

  The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, Internet Capital Group Operations, Inc. (the "Operations Company") and Internet Capital Group (Europe) Limited, and its majority owned subsidiaries, VerticalNet, Inc. ("VerticalNet") for the years ended December 31, 1997 and 1998 and Animated Images, Inc., ("Animated Images"), CyberCrop.com, Inc., ("CyberCrop.com"), EmployeeLife.com, ICG Commerce, Inc. ("ICG Commerce") and iParts for portions of the year ended December 31, 1999.

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

  Consolidation. Partner Companies in which the Company directly or indirectly owns more than 50% of the outstanding voting securities are generally accounted for under the consolidation method of accounting. Under this method, a Partner Company's results of operations are reflected within the Company's Consolidated Statements of Operations. All significant intercompany accounts and transactions are eliminated. Participation of other Partner Company shareholders in the earnings or losses of a consolidated Partner Company is reflected in the caption "Minority interest" in the Company's Consolidated Statements of Operations. Minority interest adjusts the Company's consolidated results of operations to reflect only the Company's share of the earnings or

                          INTERNET CAPITAL GROUP, INC.

1. Significant Accounting Policies (Continued)

losses of the consolidated Partner Company. The results of operations and cash flows of a Consolidated Partner Company are included through the latest interim period in which the Company owned a greater than 50% direct or indirect voting ownership for the entire interim period. Upon dilution of control below 50%, the accounting method is adjusted to the equity or cost method of accounting, as appropriate, for subsequent periods.

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

                          INTERNET CAPITAL GROUP, INC.

1. Significant Accounting Policies (Continued)

  The amount by which the Company's carrying value exceeds its share of the underlying net assets of Partner Companies accounted for under the consolidation or equity methods of accounting is amortized on a straight-line basis over three years which adjusts the Company's share of the Partner Company's earnings or losses. Goodwill amortization of consolidated companies is included in selling, general, and administrative, while goodwill amortization of equity method companies is included in equity income (loss).

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

                          INTERNET CAPITAL GROUP, INC.

1. Significant Accounting Policies (Continued)

  Barter transactions are recorded at the lower of estimated fair value of goods or services received or the estimated fair value of the advertisements given. Barter revenue is recognized when the VerticalNet advertising impressions (VNAI) are delivered to the customer and advertising expense is recorded when the customer advertising impressions (CAI) are received from the customer. If the CAI are received from the customer prior to VerticalNet delivering the VNAI, a liability is recorded, and if VerticalNet delivers the VNAI to the customer prior to receiving the CAI, a prepaid expense is recorded. For the period March 4, 1996 (inception) through December 31, 1997, VerticalNet barter transactions were immaterial. For the year ended December 31, 1998, VerticalNet recognized approximately $.6 million and $.5 million of advertising revenues and expenses, respectively, from barter transactions. Included in prepaid expenses and other current assets at December 31, 1998 is approximately $.2 million relating to barter transactions.

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

                          INTERNET CAPITAL GROUP, INC.

1. Significant Accounting Policies (Continued)

Available-for-Sale Securities

  Available-for-sale securities are reported at fair value, based on quoted market prices, with the net unrealized gain or loss reported as a component of "Accumulated other comprehensive income" in shareholders' equity.

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

                          INTERNET CAPITAL GROUP, INC.

1. Significant Accounting Policies (Continued)

Net Income (Loss) Per Share

  Net income (loss) per share (EPS) is computed using the weighted average number of common shares outstanding during each year. Diluted EPS includes common stock equivalents (unless anti-dilutive) which would arise from the exercise of stock options and conversion of other convertible securities and is adjusted, if applicable, for the effect on net income (loss) of such transactions and for the effect on net income (loss) of the Company's share of dilution related to Partner Companies which are consolidated or accounted under the equity method of accounting.

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

Comprehensive Income (Loss)

  The Company reports and displays comprehensive income (loss) and its components in the Consolidated Statements of Comprehensive Income (Loss). Comprehensive income (loss) is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Excluding net income (loss), the Company's sources of comprehensive income (loss) is from net unrealized appreciation on its available-for-sale securities and foreign currency translation adjustments; such

                          INTERNET CAPITAL GROUP, INC.

1. Significant Accounting Policies (Continued)

translation adjustments have been negligible through December 31, 1999. Reclassification adjustments result from the recognition in net income of gains or losses that were included in comprehensive income (loss) in prior periods.

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

                          INTERNET CAPITAL GROUP, INC.

3. Net Income (Loss) per Share

  The calculations of Net Income (Loss) per Share were:

                                                     Year ended December 31,
                                                     -------------------------
                                                      1997     1998     1999
                                                     -------  ------- --------
                                                          (in thousands
                                                         except per share
                                                             amounts)
   Basic
     Net Income (loss).............................. $(6,580) $13,899 $(29,777)
                                                     -------  ------- --------
     Average common shares outstanding..............  68,198  112,205  201,851
                                                     =======  ======= ========
     Basic.......................................... $ (0.10) $  0.12 $  (0.15)
                                                     =======  ======= ========
   Diluted
     Net Income (loss).............................. $(6,580) $13,899 $(29,777)
                                                     -------  ------- --------
     Average common shares outstanding..............  68,198  112,205  201,851
     Effect of dilutive securities..................     --        94      --
                                                     -------  ------- --------
     Average common shares assuming dilution........  68,198  112,299  201,851
                                                     =======  ======= ========
     Diluted........................................ $ (0.10) $  0.12 $  (0.15)
                                                     =======  ======= ========

  Options to purchase 188,000 and 5,173,000 shares of common stock at average prices of $0.50 and $23.74, respectively, were outstanding as of December 31, 1997 and 1999, but were not included in the computation of diluted EPS. Warrants to purchase 2,215,717 shares of common stock at $6.00 per share were outstanding as of December 31, 1999, but were not included in the computation of diluted EPS. Convertible subordinated notes convertible into 4,443,267 shares of common stock were outstanding as of December 31, 1999, but were not included in the computation of diluted EPS. An option to convert a Note Payable into 1,049,426 shares of common stock was outstanding as of December 31, 1999, but was not included in the computation of diluted EPS. These options and warrants are not included in diluted EPS as their effect would have been anti-dilutive.

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

                              As of December 31, 1998   As of December 31, 1999
                             ------------------------- -------------------------
                             Carrying Value Cost Basis Carrying Value Cost Basis
                             -------------- ---------- -------------- ----------
                                               (in thousands)
   Equity Method............    $21,311      $27,588      $491,977     $578,922
   Cost Method..............     38,181       38,181        55,362       55,362
                                -------                   --------
                                $59,492                   $547,339
                                =======                   ========

  At December 31, 1999 the Company's carrying value in its Partner Companies accounted for under the equity method of accounting exceeded its share of the underlying equity in the net assets of such companies by $293.7 million. This excess relates to ownership interests acquired through December 31, 1999 and is being amortized over a three year period. Amortization expense of $.4 million and $19.8 million is included in

                          INTERNET CAPITAL GROUP, INC.

4. Ownership Interests in and Advances to Partner Companies (Continued)

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

Balance Sheets

                                                                As of December
                                                                     31,
                                                               ----------------
                                                                1998     1999
                                                               ------- --------
                                                                (in thousands)
   Current assets............................................. $33,645 $494,745
   Non-current assets.........................................   7,148  329,133
                                                               ------- --------
     Total assets............................................. $40,793 $823,878
                                                               ------- --------
   Current liabilities........................................  11,712  149,799
   Non-current liabilities....................................     759  268,197
   Shareholder's equity.......................................  28,322  405,882
                                                               ------- --------
     Total liabilities and Shareholders' equity............... $40,793 $823,878
                                                               ======= ========

Results of Operations

                                                       Year Ended December
                                                    ---------------------------
                                                     1997     1998      1999
                                                    ------- --------  ---------
                                                          (in thousands)
   Revenue......................................... $18,912 $ 21,496  $ 192,759
   Net income (loss)............................... $   255 $(14,969) $(254,027)

                          INTERNET CAPITAL GROUP, INC.

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

  In October 1999, the Company expended $12 million in its acquisition of its interest in ICG Commerce which provides strategic sourcing consulting and on-line Internet purchasing. In 1999, ICG Commerce acquired all of the outstanding capital stock of Purchasing Group, Inc. (PGI) and Integrated Sourcing, LLC
(ISL) from two of ICG Commerce's founders for $14.9 million in cash and notes payable to these founders. These acquisitions were accounted for using the purchase method of accounting. The excess of purchase price over the fair value of the net assets acquired of approximately $12.9 million was recorded as goodwill and is being amortized over 5 years. Accumulated amortization relating to this goodwill totaled $0.8 million at December 31, 1999.

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

                                                                Year Ended
                                                               December 31,
                                                             -----------------
                                                              1998      1999
                                                             -------  --------
                                                               (Unaudited)
                                                              (in thousands)
   Revenue.................................................. $11,441  $ 24,477
   Pro forma net income (loss).............................. $ 9,788  $(32,486)
   Pro forma net income (loss) per share.................... $ (0.09) $  (0.16)

  These pro forma amounts exclude the impact of 12 acquisitions of equity method Partner Companies consummated or announced through March 8, 2000.

                          INTERNET CAPITAL GROUP, INC.

6. Fixed Assets

  Fixed assets consists of the following:

                                                             As of December
                                                                   31,
                                                             ----------------
                                                              1998     1999
                                                             -------  -------
                                                             (in thousands)
Computer equipment and software, office equipment and
 furniture.................................................. $ 1,877  $ 2,855
Construction in progress....................................     --     1,483
Leasehold improvements......................................      46      354
                                                             -------  -------
                                                               1,923    4,692
Less: accumulated depreciation and amortization.............    (772)    (677)
                                                             -------  -------
                                                             $ 1,151  $ 4,015
                                                             =======  =======

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

  In December, 1999, the Company issued $566.3 million of convertible subordinated notes. The notes bear interest at an annual rate of 5.5% and mature in December, 2004. The notes are convertible at the option of the holder, at any time on or before maturity into shares of the Company's common stock at a conversion price of $127.44 per share, which is equal to a conversion rate of 7.8468 shares per $1,000 principal of notes. Additionally, the notes may be redeemed by the Company if the Company's closing stock price exceeds 150% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days. The conversion rate is subject to adjustment. The Company recorded interest expense of $1.0 million relating to these notes during 1999 with the first interest payment due June 21, 2000 and subsequent interest payments due each six months following through December 21, 2004. Issuance costs of $18.3 million were recorded in other assets and are being amortized as interest expense over the term of the notes using the effective interest method.

Revolving Credit Facilities

  In March 1998, the Company entered into an unsecured $3 million revolving credit facility. Borrowings under this facility accrued interest at a premium to prime ranging from .75% to 1.5%. The Company borrowed up to $2 million under this facility during 1998. No amounts were outstanding at December 31, 1998 and the facility expired in March 1999.

  In April 1999, the Company entered into a $50 million revolving bank credit facility. In connection with the facility, the Company issued 400,000 warrants exercisable for seven years at $5 per share. The warrants,

                          INTERNET CAPITAL GROUP, INC.

7. Debt (Continued)

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

Long-Term Debt

  The Company's long-term debt relates to its Consolidated Partner Companies, is non-recourse to the Company, and consists of the following:

                                                                     As of
                                                                 December 31,
                                                                 --------------
                                                                 1998    1999
                                                                 -----  -------
                                                                      (in
                                                                  thousands)
   Term notes with related parties.............................. $ --   $ 6,136
   Capital leases...............................................   640       49
                                                                 -----  -------
                                                                   640    6,185
   Less: current portion........................................  (288)  (3,000)
                                                                 -----  -------
   Long-term debt............................................... $ 352  $ 3,185
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

  At December 31, 1999, long-term debt, including capital leases, is scheduled to mature as follows:

                                           (in thousands)
            2000..........................     $3,000
            2001..........................      3,158
            2002..........................         18
            2003..........................          6
            2004..........................          3
                                               ------
              Total.......................     $6,185
                                               ======

                          INTERNET CAPITAL GROUP, INC.

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

9. Accrued Expenses

  Accrued expenses consists of the following:

                                                                      As of
                                                                  December 31,
                                                                  -------------
                                                                   1998   1999
                                                                  ------ ------
                                                                       (in
                                                                   thousands)
   Accrued compensation and benefits............................. $  454 $  868
   Accrued interest..............................................    --     952
   Accrued marketing costs.......................................    446    --
   Other.........................................................    923  2,385
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

                          INTERNET CAPITAL GROUP, INC.

10. Segment Information (Continued)

  The following summarizes the information related to the Company's segments. All significant intersegment activity has been eliminated. Assets are owned or allocated assets used by each operating segment.

                                                   Year Ended December 31,
                                                  ----------------------------
                                                   1997      1998      1999
                                                  -------  --------  ---------
                                                        (in thousands)
   Partner Company Operations
     Revenue....................................  $   792  $  3,135  $  16,536
                                                  -------  --------  ---------
   Operating expenses
     Cost of revenue............................    1,767     4,643      8,156
     Selling, general and administrative........    3,689    12,001     25,535
                                                  -------  --------  ---------
     Total operating expenses...................    5,456    16,644     33,691
                                                  -------  --------  ---------
                                                   (4,664)  (13,509)   (17,155)
     Other income (expense), net................      --        --        (258)
     Interest income............................       11       212        243
     Interest expense...........................     (126)     (297)      (175)
                                                  -------  --------  ---------
     Income (loss) before income taxes, minority
      interest and equity income (loss).........   (4,779)  (13,594)   (17,345)
     Income taxes...............................      --        --         --
     Minority interest..........................     (106)    5,382      6,026
     Equity income (loss).......................      106    (5,869)   (92,099)
                                                  -------  --------  ---------
   Loss from Partner Company Operations.........  $(4,779) $(14,081) $(103,418)
                                                  =======  ========  =========
   General ICG Operations
     General and administrative.................  $ 2,054  $  3,513  $  23,389
                                                  -------  --------  ---------
     Other income, net..........................      --     30,483     67,642
     Interest income............................      253     1,094      9,388
     Interest expense...........................      --        (84)    (3,722)
                                                  -------  --------  ---------
     Income (loss) from General ICG Operations
      before income taxes.......................   (1,801)   27,980     49,919
     Income taxes...............................      --        --      23,722
                                                  -------  --------  ---------
   Income (loss) from General ICG Operations....  $(1,801) $ 27,980  $  73,641
                                                  =======  ========  =========

                          INTERNET CAPITAL GROUP, INC.

10. Segment Information (Continued)

                                                             As of December 31,
                                                             ------------------
                                                              1998      1999
                                                             ------- ----------
                                                               (in thousands)
   Assets
   Partner Company Operations
     Carrying value of equity method Partner Companies...... $21,311 $  491,977
     Other..................................................  12,343     45,075
                                                             ------- ----------
                                                              33,654    537,052
   General ICG Operations
     Cash and cash equivalents..............................  21,178  1,326,560
     Carrying value of cost method Partner Companies........  38,181     55,362
     Other..................................................   3,772    131,410
                                                             ------- ----------
                                                              63,131  1,513,332
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

Parent Company Balance Sheets

                                                            As of December 31,
                                                            ------------------
                                                             1998      1999
                                                            ------- ----------
                                                              (in thousands)
   Assets
     Current assets........................................ $21,597 $1,332,803
     Ownership interests in and advances to Partner
      Companies............................................  59,492    571,706
     Other.................................................   3,354    125,166
                                                            ------- ----------
       Total assets........................................ $84,443 $2,029,675
                                                            ======= ==========
   Liabilities and shareholders' equity
     Current liabilities...................................   2,082     43,204
     Non-current liabilities...............................   1,637    566,250
     Shareholders' equity..................................  80,724  1,420,221
                                                            ------- ----------
       Total liabilities and shareholders' equity.......... $84,443 $2,029,675
                                                            ======= ==========

                          INTERNET CAPITAL GROUP, INC.

11. Parent Company Financial Information (Continued)

Parent Company Statements of Operations

                                                  Year ended December 31,
                                                 ----------------------------
                                                  1997      1998      1999
                                                 -------  --------  ---------
                                                       (in thousands)
   Revenue...................................... $   --   $    --   $     --
   Operating expenses
     General and administrative.................   2,054     3,513     23,389
                                                 -------  --------  ---------
       Total operating expenses.................   2,054     3,513     23,389
                                                 -------  --------  ---------
                                                  (2,054)   (3,513)   (23,389)
   Other income, net............................     --     30,483     67,642
   Interest income, net.........................     253     1,010      5,666
                                                 -------  --------  ---------
   Income (loss) before income taxes and equity
    income (loss)...............................  (1,801)   27,980     49,919
   Income taxes.................................     --        --      23,722
   Equity income (loss).........................  (4,779)  (14,081)  (103,418)
                                                 -------  --------  ---------
   Net income (loss)............................ $(6,580) $ 13,899  $ (29,777)
                                                 =======  ========  =========

                          INTERNET CAPITAL GROUP, INC.

11. Parent Company Financial Information (Continued)

Parent Company Statements of Cash Flows

                                                   Year Ended December 31,
                                                 ------------------------------
                                                   1997      1998       1999
                                                 --------  --------  ----------
                                                        (in thousands)
   Operating Activities
    Net income (loss)..........................  $ (6,580) $ 13,899  $  (29,777)
    Adjustments to reconcile to net cash used
     in operating activities:
     Gains included in other income............       --    (32,552)    (67,636)
     Depreciation and amortization.............        55       298       6,558
     Equity (income) loss......................     4,779    16,150     103,418
     Deferred taxes............................       --        --      (23,722)
     Changes in assets and liabilities, net of
      effect of acquisitions:
      Accounts receivable, net.................     2,003      (125)        --
      Prepaid expenses and other assets........         1      (262)    (23,382)
      Accounts payable.........................        56        39       5,344
      Accrued expenses.........................        70        12       3,844
                                                 --------  --------  ----------
       Net cash provided by (used in) operating
        activities.............................       384    (2,541)    (25,353)
   Investing Activities
    Capital expenditures.......................       (37)      (61)     (3,558)
    Proceeds from sales of available-for-sale
     securities................................       --     36,431       2,496
    Proceeds from sales of Partner Company
     ownership interests and advances to
     shareholders..............................       --        300       3,506
    Advances to Partner Companies..............    (2,640)  (12,224)    (10,079)
    Repayment of advances to Partner
     Companies.................................       950       677       4,581
    Acquisitions of ownership interests in
     Partner Companies.........................   (16,466)  (44,822)   (368,159)
    Other advances.............................       --        --      (12,850)
    Purchase of short-term investments.........       --        --      (18,920)
    Proceeds from maturities of short-term
     investments...............................       --        --       18,920
                                                 --------  --------  ----------
       Net cash provided by (used in) investing
        activities.............................   (18,193)  (19,699)   (384,063)
   Financing Activities
    Issuance of common stock, net..............    20,138    38,205   1,077,405
    Proceeds from convertible subordinated
     notes.....................................       --        --      656,250
    Line of credit borrowings..................       --        --       25,000
    Line of credit repayments..................       --        --      (25,000)
    Distribution to former LLC members.........        (2)      --      (10,676)
    Advances to employees......................       --        --       (8,181)
                                                 --------  --------  ----------
       Net cash provided by financing
        activities.............................    20,136    38,205   1,714,798
                                                 --------  --------  ----------
   Net Increase in Cash and Cash Equivalents...     2,327    15,965   1,305,382
   Cash and cash equivalents at beginning of
    period.....................................     2,886     5,213      21,178
                                                 --------  --------  ----------
   Cash and Cash Equivalents at End of Period..  $  5,213  $ 21,178  $1,326,560
                                                 ========  ========  ==========

                          INTERNET CAPITAL GROUP, INC.

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

                          INTERNET CAPITAL GROUP, INC.

12. Shareholders' Equity (Continued)

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

                          INTERNET CAPITAL GROUP, INC.

13. Stock Option Plans (Continued)

  The following table summarizes the activity of the Company's stock option plans:

                                                                     Weighted
                                                                     Average
                                                       Shares     Exercise Price
                                                     -----------  --------------
   Outstanding at January 1, 1997...................         --       $  --
   Options granted..................................     188,000        0.50
                                                     -----------
   Options canceled/forfeited.......................         --          --
   Outstanding at December 31, 1997.................     188,000        0.50
   Options granted..................................  12,144,000        1.00
   Options canceled/forfeited.......................     (94,000)      (0.50)
                                                     -----------
   Outstanding at December 31, 1998.................  12,238,000        1.00
   Options granted..................................  28,995,500        6.82
   Options exercised................................ (35,991,500)       2.26
   Options canceled/forfeited.......................     (69,000)       2.44
                                                     -----------
   Outstanding at December 31, 1999.................   5,173,000      $23.74
                                                     ===========

  At December 31, 1997, 1998 and 1999 there were 188,000, 12,238,000 and
4,688,000 options exercisable at $0.50, $1.00 and $24.62 per share under the plans, respectively.

  The following table summarizes information about stock options outstanding at December 31:

                                 Weighted                    Weighted                    Weighted
                    Number        Average       Number        Average       Number        Average
                  Outstanding    Remaining    Outstanding    Remaining    Outstanding    Remaining
                      at        Contractual       at        Contractual       at        Contractual
 Exercise Price      1997     Life (in Years)    1998     Life (in Years)    1999     Life (in Years)
 ---------------  ----------- --------------- ----------- --------------- ----------- ---------------
 $ 0.50--$  4.00    188,000         9.0       12,238,000       10.0        2,771,000        9.2
 $ 4.01--$ 50.00        --          --               --         --           606,000        9.6
 $50.01--$ 60.00        --          --               --         --         1,450,000        9.8
 $60.01--$108.13        --          --               --         --           346,000        9.9
                    -------         ---       ----------       ----        ---------        ---
                    188,000         9.0       12,238,000       10.0        5,173,000        9.5

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

                          INTERNET CAPITAL GROUP, INC.

13. Stock Option Plans (Continued)

  The Company applies APB 25 and related interpretations to account for its stock options plans. Had compensation cost been recognized pursuant to SFAS 123, the Company's net income (loss) would have been as follows:

                                              Year Ended December 31,
                                      ----------------------------------------
                                          1997          1998         1999
                                      ------------- --------------------------
                                      (in thousands except per share amounts)
   Net income (loss)
     As reported..................... $     (6,580) $     13,899 $     (29,777)
     SFAS 123 pro forma.............. $     (6,649) $     13,437 $     (41,499)
   Net income (loss) per share
     As reported..................... $       (.10) $        .12 $        (.15)
     SFAS 123 pro forma.............. $       (.10) $        .12 $        (.21)

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

  Prior to its initial public offering, the Company used the minimum value method to value option grants using a 5.2% to 5.5% risk-free interest rate, an expected life of 5 years, and no dividend yield. The following assumptions were used to determine the fair value of stock options granted to employees by the Company following its initial public offering through December 31, 1999:

   Volatility...........................................................  101.5%
   Average expected option life......................................... 5 years
   Risk-free interest rate..............................................    5.5%
   Dividend yield.......................................................    0.0%

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

                          INTERNET CAPITAL GROUP, INC.

14. Income Taxes (Continued)

  The Company's net deferred tax assets consist of the following:

                                                                     As of
                                                               December 31, 1999
                                                               -----------------
                                                                (in thousands)
     Net operating loss carryforward..........................     $  2,065
     Partner Company basis difference.........................       37,695
     Stock compensation.......................................        8,283
     Other, net...............................................         (466)
     Other comprehensive income...............................      (13,189)
                                                                   --------
     Net deferred tax asset...................................     $ 34,388
                                                                   ========

  The Company's deferred tax asset includes approximately $15.0 million of additional Partner Company basis difference generated from the conversion of 1,033,908 shares of the Company's common stock (Note 4).

  The effective tax rate differs from the federal statutory rate as follows:

                                                                  Year ended
                                                               December 31, 1999
                                                               -----------------
     Tax benefit at statutory rate............................       (35.0)%
     Change in tax status.....................................       (14.5)%
     Stock-based compensation.................................         3.0 %
     Non-deductible expenses and other........................         2.2 %
                                                                     -----
                                                                     (44.3)%
                                                                     =====

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

15. Related Parties (Continued)

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

                          INTERNET CAPITAL GROUP, INC.

18. Other Income

  Other income consists of the following:

                                                                 Year Ended
                                                                December 31,
                                                               ----------------
                                                                1998     1999
                                                               -------  -------
                                                               (in thousands)
     Issuance of stock by VerticalNet......................... $   --   $50,717
     Issuance of stock by Breakaway Solutions.................     --    17,304
     Sale of SMART Technologies to i2 Technologies............     --     2,942
     Sale of Matchlogic to Excite.............................  12,822      --
     Sales of Excite holdings.................................  16,814    2,051
     Sale of Excite to @Home Corporation......................     --     2,719
     Sale of WiseWire to Lycos................................   3,324      --
     Sales of Lycos holdings..................................   1,472      --
     Partner company impairment charges.......................  (3,949)  (8,097)
     Other....................................................     --      (252)
                                                               -------  -------
                                                               $30,483  $67,384
                                                               =======  =======

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

  In April 1998, the Company exchanged all of its holdings of WiseWire for 191,922 shares of Lycos, Inc. The $5.3 million market value of the Lycos shares received on the date of exchange was used to determine the

                          INTERNET CAPITAL GROUP, INC.

18. Other Income (Continued)

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

                          INTERNET CAPITAL GROUP, INC.

19. Commitments and Contingencies (Continued)

  The Company and its consolidated subsidiaries, Animated Images, CyberCrop.com, Breakaway Solutions, EmployeeLife.com, ICG Commerce and iParts, lease their facilities under operating lease agreements expiring through 2004. Future minimum lease payments as of December 31, 1999 under the leases are as follows:

                                           (in thousands)
            2000..........................    $ 1,640
            2001..........................      1,641
            2002..........................      1,531
            2003..........................      1,329
            2004..........................      1,161
            Thereafter....................     10,205

  Rent expense under the noncancelable operating leases was approximately $.1 million in 1997, $.3 million in 1998 and $.4 million in 1999.

  Because many of its Partner Companies are not majority-owned subsidiaries, changes in the value of the Company's interests in Partner Companies and the income or loss and revenue attributable to them could require the Company to register under the Investment Company Act unless it takes action to avoid being required to register. However, the Company believes it can take steps to avoid being required to register under the Investment Company Act which would not adversely affect its operations or shareholder value.

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

                            Fiscal 1998 Quarter Ended            Fiscal 1999 Quarter Ended
                         ----------------------------------  -------------------------------------
                         Mar. 31  Jun.30   Sep. 30  Dec. 31  Mar. 31  Jun. 30   Sep. 30   Dec. 31
                         -------  -------  -------  -------  -------  --------  --------  --------
                                                   (in thousands)
Revenue................. $   377  $   587  $   897  $ 1,273  $ 3,111  $  4,480  $  7,192  $  1,753
Cost of revenue.........     628    1,075    1,195    1,744    1,553     2,450     3,421       731
Selling, general and
 administrative.........   2,459    3,220    4,151    5,684    3,848     9,428    17,727    17,922
                         -------  -------  -------  -------  -------  --------  --------  --------
                          (2,710)  (3,708)  (4,449)  (6,155)  (2,290)   (7,398)  (13,956)  (16,900)
Other income, net.......  12,322   11,727     (534)   6,969   28,677     2,397    15,927    20,382
Interest income.........      56      247      443      559      310       975     2,892     5,454
Interest expense........    (110)    (108)     (15)    (148)     (14)     (953)     (803)   (2,125)
                         -------  -------  -------  -------  -------  --------  --------  --------
                           9,558    8,158   (4,555)   1,225   26,683    (4,979)    4,060     6,811
Income taxes............     --       --       --       --       663     5,134     7,044    10,882
Minority interest.......     --       976    1,723    2,682      146     1,302     2,685     1,893
Equity income (loss)....    (290)  (2,390)  (1,289)  (1,899)  (7,413)  (12,667)  (29,063)  (42,958)
                         -------  -------  -------  -------  -------  --------  --------  --------
Net income (loss)....... $ 9,268  $ 6,744  $(4,121) $ 2,008  $20,079  $(11,210) $(15,274) $(23,372)
                         =======  =======  =======  =======  =======  ========  ========  ========

                          INTERNET CAPITAL GROUP, INC.

20. Selected Quarterly Financial Information (Unaudited) (Continued)

  The selected quarterly financial information includes the accounts of the Company, its wholly owned subsidiary, Internet Capital Group Operations, Inc. and its majority owned subsidiaries, VerticalNet, for each of the quarters in the year ended December 31, 1998; Breakaway Solutions for the period from January 1, 1999 through October 4, 1999 (the date of Breakaway's initial public offering); EmployeeLife.com and iParts for each of the quarters in the year ended December 31, 1999; CyberCrop.com for the quarters ended September 30, 1999 and December 31, 1999; and Applied Intranet Technologies and ICG Commerce for the quarter ended December 31, 1999, all of which were consolidated from their date of acquisition.

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

                             INTERNET CAPITAL GROUP
                 Schedule II--VALUATION AND QUALIFYING ACCOUNTS
                  Year Ended December 31, 1997, 1998 and 1999
                                 (in thousands)

                            Balance at
                                the                                  Balance at
                             Beginning  Charged to Costs Write-      the End of
                            of the Year   and Expenses    offs        the Year
                            ----------- ---------------- -------     ----------
Allowance for Doubtful
 Accounts:
  December 31, 1997.......     $  19         $   11      $   --        $  30
  December 31, 1998.......     $  30         $   62      $   (31)      $  61
  December 31, 1999.......     $  61         $   72(a)   $   (66)(b)   $  67
Ownership interests in and
 advances to Partner
 Companies:
  December 31, 1997.......     $ --          $   80      $   --        $  80
  December 31, 1998.......     $  80         $1,820      $(1,880)(c)   $  20
  December 31, 1999.......     $  20         $  --       $   (20)      $ --

--------
(a) Reserve of $72 established from acquisition of Animated Images.
(b) Reserve of $61 was eliminated upon deconsolidation of VeticalNet.
(c) Reserve of $80 was eliminated upon acquiring Informatrix.

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

 Exhibit
 Number                                 Document
 -------                                --------
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

  4.2    Indenture between Internet Capital Group, Inc. and Chase Manhattan
         Trust Company, National Association, as Trustee, for the 5 1/2%
         Convertible Subordinated Notes due 2004**

  4.3    Form of 5 1/2% Convertible Subordinated Notes due 2004 of Internet
         Capital Group (included in Exhibit 4.2)

 10.1    Internet Capital Group, L.L.C. 1998 Equity Compensation Plan
         (incorporated by reference to Exhibit 10.1 to the IPO Registration
         Statement)

 10.1.1  Internet Capital Group, Inc. 1999 Equity Compensation Plan
         (incorporated by reference to Exhibit 10.1.1 to the IPO Registration
         Statement)

 10.1.2 Internet Capital Group, Inc. 1999 Equity Compensation Plan as Amended and Restated May 1, 1999 (incorporated by reference to Exhibit 10.1.2 to the IPO Registration Statement)

 10.1.3  Amendment No. 1 to the Internet Capital Group, Inc. 1999 Equity
         Compensation Plan as Amended and Restated May 1, 1999 (incorporated by reference to Exhibit 10.1.3 to Amendment No. 2 to the IPO Registration
         Statement filed by the Company on July 16, 1999 (Registration No. 333-
         79193) (the "IPO Amendment No. 2"))

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

 10.4    Form of Internet Capital Group, Inc. Long-Term Incentive Plan**

 10.5    Amended and Restated Limited Liability Company Agreement of Internet
         Capital Group, L.L.C. dated September 30, 1998 (incorporated by reference to Exhibit 10.5 to the IPO Registration Statement)

 Exhibit
 Number                                 Document
 -------                                --------
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

 10.15.2 Amended and Restated Amendment No. 2 to the Credit Agreement dated
         November 19, 1999 by and among Internet Capital Group, Inc., Internet
         Capital Group Operations, Inc., the Banks named therein and PNC Bank,
         N.A.**

 10.15.3 Amendment No. 3 to the Credit Agreement dated February 25, 2000 by and among Internet Capital Group, Inc., Internet Capital Group Operations,
         Inc., the Banks named therein and PNC Bank, N.A.**

 Exhibit
 Number                                 Document
 -------                                --------
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

 10.30   Sublease Agreement dated January 6, 2000 between SP Investments Inc.
         and Internet Capital Group, Inc. for premises located in Seattle, Washington**

 Exhibit
 Number                                 Document
 -------                                --------
 11.1    Statement Regarding Computation of Per Share Earnings (included herein at Note 1--"Significant Accounting Policies" in the subsection "Net
         Income (Loss) Per Share" to the Consolidated Financial Statements and
         Note 3--"Net Income (Loss) Per Share" to the Consolidated Financial
         Statements)

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

 21.1    Subsidiaries of Internet Capital Group**

 23.1    Consent of KPMG LLP*

 27.1    Financial Data Schedule for the Year ended December 31, 1999**

 99.1    Consolidated Financial Statements of VerticalNet, Inc.*

--------

*  Filed herewith

**  Previously filed

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Security Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2000                      Internet Capital Group, Inc.

                                                  /s/ David D. Gathman
                                          By: _________________________________
                                             Name: David D. Gathman
                                             Title: Chief Financial Officer
                                             and Treasurer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities set forth above.

              Signature                                   Title
              ---------                                   -----

      /s/ Walter W. Buckley                 President, Chief Executive
______________________________________       Officer and Director (Principal
          Walter W. Buckley                  Executive Officer)

       /s/ David D. Gathman                 Chief Financial Officer and
______________________________________       Treasurer (Principal Financial
           David D. Gathman                  and Accounting Officer)

        /s/ Kenneth A. Fox                  Director
______________________________________
            Kenneth A. Fox

      /s/ Julian A. Brodsky                 Director
______________________________________
          Julian A. Brodsky

      /s/ Thomas P. Gerrity                 Director
______________________________________
          Thomas P. Gerrity

       /s/ Warren V. Musser                 Director
______________________________________
           Warren V. Musser

       /s/ Peter A. Solvik                  Director
______________________________________
           Peter A. Solvik

                                 Exhibit Index

  The following is a list of exhibits required by Item 601 of Regulation S-K filed as part of this Report. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

 Exhibit
 Number                                 Document
 -------                                --------
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

  4.2    Indenture between Internet Capital Group, Inc. and Chase Manhattan
         Trust Company, National Association, as Trustee, for the 5 1/2%
         Convertible Subordinated Notes due 2004**

  4.3    Form of 5 1/2% Convertible Subordinated Notes due 2004 of Internet
         Capital Group (included in Exhibit 4.2)

 10.1    Internet Capital Group, L.L.C. 1998 Equity Compensation Plan
         (incorporated by reference to Exhibit 10.1 to the IPO Registration
         Statement)

 10.1.1  Internet Capital Group, Inc. 1999 Equity Compensation Plan
         (incorporated by reference to Exhibit 10.1.1 to the IPO Registration
         Statement)

 10.1.2 Internet Capital Group, Inc. 1999 Equity Compensation Plan as Amended and Restated May 1, 1999 (incorporated by reference to Exhibit 10.1.2 to the IPO Registration Statement)

 10.1.3  Amendment No. 1 to the Internet Capital Group, Inc. 1999 Equity
         Compensation Plan as Amended and Restated May 1, 1999 (incorporated by reference to Exhibit 10.1.3 to Amendment No. 2 to the IPO Registration
         Statement filed by the Company on July 16, 1999 (Registration No. 333-
         79193) (the "IPO Amendment No. 2"))

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

 10.4    Form of Internet Capital Group, Inc. Long-Term Incentive Plan**

 10.5    Amended and Restated Limited Liability Company Agreement of Internet
         Capital Group, L.L.C. dated September 30, 1998 (incorporated by reference to Exhibit 10.5 to the IPO Registration Statement)

 Exhibit
 Number                                 Document
 -------                                --------
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

 10.15.2 Amended and Restated Amendment No. 2 to the Credit Agreement dated
         November 19, 1999 by and among Internet Capital Group, Inc., Internet
         Capital Group Operations, Inc., the Banks named therein and PNC Bank,
         N.A.**

 10.15.3 Amendment No. 3 to the Credit Agreement dated February 25, 2000 by and among Internet Capital Group, Inc., Internet Capital Group Operations,
         Inc., the Banks named therein and PNC Bank, N.A.**

 Exhibit
 Number                                 Document
 -------                                --------
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

 10.30   Sublease Agreement dated January 6, 2000 between SP Investments Inc.
         and Internet Capital Group, Inc. for premises located in Seattle, Washington**


 Exhibit
 Number                                 Document
 -------                                --------
 11.1    Statement Regarding Computation of Per Share Earnings (included herein at Note 1--"Significant Accounting Policies" in the subsection "Net
         Income (Loss) Per Share" to the Consolidated Financial Statements and
         Note 3--"Net Income (Loss) Per Share" to the Consolidated Financial
         Statements)

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

 21.1    Subsidiaries of Internet Capital Group**

 23.1    Consent of KPMG LLP*

 27.1    Financial Data Schedule for the Year ended December 31, 1999**

 99.1    Consolidated Financial Statements of VerticalNet, Inc.*

--------

*  Filed herewith

**  Previously filed