Form 10-Q
period 2000-03-31
INTERNET CAPITAL GROUP INC
filed 2000-05-15
CIK 1085621

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended      March 31, 2000      Commission File Number 0-26929
                       --------------                             -------


                          INTERNET CAPITAL GROUP, INC.
             (Exact name of registrant as specified in its charter)

     Delaware                                          23-2996071
     (state or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                    Identification Number)

     600 Building, 435 Devon Park Drive, Wayne, PA                      19087
     (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code         (610) 989-0111
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

               Yes  X       No

Number of shares of Common Stock outstanding as of May 12, 2000: 264,616,889 shares

                         INTERNET CAPITAL GROUP, INC.
                          QUARTERLY REPORT FORM 10-Q

                                     INDEX

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

Item 1 - Financial Statements:

     Consolidated Balance Sheets -
     March 31, 2000 (unaudited) and December 31, 1999                                                   4

     Consolidated Statements of Operations (unaudited) -
     Three Months Ended March 31, 2000 and 1999                                                         5

     Consolidated Statements of Cash Flows (unaudited) -
     Three Months Ended March 31, 2000 and 1999                                                         6

     Notes to Consolidated Financial Statements                                                         7

Item 2 - Management's Discussion and Analysis of
     Financial Condition and Results of Operations                                                     17

Item 3 - Quantitative and Qualitative Disclosures About Market Risk                                    31

                                            PART II - OTHER INFORMATION
                                            ---------------------------

Item 1 - Legal Proceedings                                                                             32

Item 2 - Changes in Securities and Use of Proceeds                                                     32

Item 3 - Defaults Upon Senior Securities                                                               32

Item 4 - Submission of Matters to a Vote of Security Holders                                           32

Item 5 - Other Information                                                                             32

Item 6 - Exhibits and Reports on Form 8-K                                                              33

Signatures                                                                                             35

Exhibit Index                                                                                          36

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended, and Section 21E of the Securities Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us and our partner companies, that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "continue," or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed elsewhere in this Report and the risks discussed in our other Securities and Exchange Commission ("SEC") filings, including our Registration on Form S-4 declared effective on May 10, 2000 by the SEC (File No. 333-34722).

Although we refer in this Report to the companies in which we have acquired an equity ownership interest as our "partner companies" and that we have a "partnership" with these companies, we do not act as an agent or legal representative for any of our partner companies, and we do not have the power or authority to legally bind any of our partner companies, and we do not have the types of liabilities in relation to our partner companiesthat a general partner of a partnership would have.

                         INTERNET CAPITAL GROUP, INC.
                          Consolidated Balance Sheets

(in thousands except per share data)                            March 31,   December 31,
                                                                  2000          1999
                                                               (UNAUDITED)
Assets
Current Assets
 Cash and cash equivalents                                     $  858,567     $1,343,459
 Short-term investments                                                --          3,359
 Accounts receivable, net                                           3,403          1,207
 Prepaid expenses and other current assets                         41,544          6,347
                                                               ----------     ----------
 Total current assets                                             903,514      1,354,372

 Fixed assets, net                                                  9,459          4,015
 Ownership interests in and advances to Partner Companies       1,157,635        547,339
 Available-for-sale securities                                    350,596         46,767
 Intangible assets, net                                            21,477         23,649
 Deferred taxes                                                        --         34,388
 Other                                                             28,376         39,854
                                                               ----------     ----------
Total Assets                                                   $2,471,057     $2,050,384
                                                               ==========     ==========

Liabilities and Shareholders' Equity
Current Liabilities
 Current maturities of long-term debt                          $    2,612     $    3,000
 Line of credit                                                       754             --
 Accounts payable                                                   8,170          6,750
 Accrued expenses                                                  21,348          4,205
 Notes payable to Partner Companies                                24,704         34,134
 Other                                                              1,348            903
                                                               ----------     ----------
 Total current liabilities                                         58,936         48,992

 Long-term debt                                                     2,690          3,185
 Other liability                                                    4,880          4,255
 Deferred taxes                                                    84,685             --
 Minority interest                                                  4,553          7,481
 Convertible subordinated notes (Note 5)                          566,250        566,250
 Commitments and contingencies
Shareholders' Equity
 Preferred stock, $.0l par value; 10,000 shares authorized;
  None issued                                                          --             --
 Common stock, $.001 par value; authorized 300,000
  shares; 264,293 (2000) and 263,579 (1999)
  issued and outstanding                                              264            264
 Additional paid-in capital                                     1,583,022      1,513,615
 Retained earnings (accumlated deficit)                           325,436        (26,539)
 Unamortized deferred compensation                                (11,720)       (11,846)
 Notes receivable - shareholders                                  (79,396)       (79,790)
 Accumulated other comprehensive income (loss)                    (68,543)        24,517
                                                               ----------     ----------
 Total shareholders' equity                                     1,749,063      1,420,221
                                                               ----------     ----------
Total Liabilities and Shareholders' Equity                     $2,471,057     $2,050,384
                                                               ==========     ==========

                See notes to consolidated financial statements.

                         INTERNET CAPITAL GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                         Three Months Ended
                                                              March 31,
                                                         ------------------
(in thousands except per share data)                        2000       1999
                                                         ---------   --------
         Revenue                                         $   1,830   $  3,111
                                                         ---------   --------

         Operating expenses
           Cost of revenue                                     689      1,553
           Selling, general and administrative              32,663      3,848
                                                         ---------   --------
           Total operating expenses                         33,352      5,401
                                                         ---------   --------
                                                           (31,522)    (2,290)
         Other income, net                                 657,686     28,677
         Interest income                                    18,800        310
         Interest expense                                   (9,340)       (14)
                                                         ---------   --------
         Income before income taxes,
           minority interest and equity income (loss)      635,624     26,683
         Income taxes                                     (209,499)       663
         Minority interest                                   5,901        146
         Equity income (loss)                              (80,051)    (7,413)
                                                         ---------   --------
         Net Income                                      $ 351,975   $ 20,079
                                                         =========   ========

         Net Income Per Share
           Basic                                             $1.33      $0.14
           Diluted                                           $1.30      $0.14

         Weighted Average Shares Outstanding
           Basic                                           264,191    145,292
           Diluted                                         270,132    147,400

                See notes to consolidated financial statements.

                         INTERNET CAPITAL GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                  Three Months Ended March 31,
                                                                       ------------------------------------------------
(in thousands)                                                                2000                         1999
                                                                       -------------------         --------------------
Operating Activities
Net income                                                                      $  351,975                     $ 20,079
Adjustments to reconcile net cash used
   in operating activities
   Depreciation and amortization                                                     5,691                          551
   Deferred taxes                                                                  209,499                         (914)
   Equity (income) loss                                                             80,051                        7,413
   Other income                                                                   (657,686)                     (28,685)
   Minority interest                                                                (5,901)                        (146)
Changes in assets and liabilities, net of effect of acquisitions:
   Accounts receivable, net                                                         (2,132)                        (674)
   Prepaid expenses and other assets                                                (4,620)                          70
     Accounts payable                                                                1,119                         (332)
     Accrued expenses                                                               17,812                          903
   Deferred revenue                                                                    498                          (97)
                                                                       -------------------         --------------------
Net cash used in operating activities                                               (3,694)                      (1,832)
                                                                       -------------------         --------------------

Investing Activities
  Capital expenditures                                                              (6,212)                        (156)
  Proceeds from sales of available-for-sale securities                                   -                        2,574
  Proceeds from sales of Partner Company ownership interests and
   advances to a shareholder                                                             -                        2,655
  Advances to Partner Companies                                                     (6,092)                      (1,892)
  Repayment of advances to Partner Companies                                         2,809                        1,913
 Acquisitions of ownership interests in Partner Companies                         (477,202)                     (22,481)
   Proceeds from short-term investments                                              3,362                            -
   Increase in cash surrender value of                                                   -                          (62)
        life insurance
  Reduction in cash due to deconsolidation of VerticalNet                                -                       (5,646)
                                                                       -------------------         --------------------
Net cash used in investing activities                                             (483,335)                     (23,095)
                                                                       -------------------         --------------------

Financing Activities
  Issuance of common stock, net                                                        650                       31,980
  Long-term debt and capital lease obligations                                        (746)                         (59)
  Line of credit borrowing                                                               -                          576
  Proceeds from convertible notes                                                    1,926                            -
  Distribution to former LLC members                                                     -                      (10,676)
  Repayments of advances to employees                                                   46                            -
  Treasury stock purchase by subsidiary                                                  -                       (4,463)
  Issuance of stock by subsidiary                                                      261                          100
                                                                       -------------------         --------------------
Net cash provided by financing activities                                            2,137                       17,458
                                                                       -------------------         --------------------
Net decrease in Cash and Cash Equivalents                                         (484,892)                      (7,469)
Cash and Cash Equivalents at the beginning of period                             1,343,459                       26,841
                                                                       -------------------         --------------------
Cash and Cash Equivalents at the End of Period                                     858,567                     $ 19,372
                                                                       ===================         ====================


                See notes to consolidated financial statements.

                         INTERNET CAPITAL GROUP, INC.

                  Notes to Consolidated Financial Statements

1.   Significant Accounting Policies

     Description of the Company

     Internet Capital Group, Inc. (the "Company") was formed on March 4, 1996. The Company is an Internet company actively engaged in business-to-business, or B2B, e-commerce through a network of companies. The Company defines e-commerce as conducting or facilitating business transactions over the Internet. As of March 31, 2000, the Company owned interests in 63 companies engaged in e-commerce, which the Company calls its "Partner Companies". The Company's goal is to become the premier B2B e-commerce company. The Company's operating strategy is to integrate its Partner Companies into a collaborative network that leverages the collective knowledge and resources of the Company and the network.

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

     Basis of Presentation

     On February 2, 1999, the Company converted from a Limited Liability Company ("LLC") to a corporation. All shareholder transactions have been presented as if the conversion occurred on March 4, 1996 (inception).

     The accompanying unaudited consolidated financial statements of the Company for the three months ended March 31, 2000 and 1999, included herein, have been prepared by the Company pursuant to the interim financial statements rules and regulations of the SEC. In the opinion of management, the accompanying unaudited consolidated interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of the Company's operations and its cash flows for the three months ended March 31, 2000 and 1999 and are not necessarily indicative of the results that may be expected for the year ending December 31, 2000 or for any other interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K.

     The consolidated financial statements include the accounts of the Company, its wholly owned subsidiary, Internet Capital Group Operations, Inc. (the "Operations Company") and its majority owned subsidiary Breakaway Solutions, Inc. ("Breakaway Solutions") for the three months ended March 31, 1999. For the three months ended March 31, 2000, the consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, the Operations Company and Internet Capital Group (Europe) Limited, and its majority owned subsidiaries, Animated Images, Inc. ("Animated Images"), CyberCrop.com, Inc. ("CyberCrop.com"), EmployeeLife.com, ICG Commerce, Inc. ("ICG Commerce") and iParts, each of which was consolidated since its date of acquisition.

     In December 1999, the Company recorded a two for one stock split effected as a one hundred percent (100%) stock dividend. The common stock and additional paid-in capital accounts and all share and per share amounts have been retroactively restated in these financial statements to give effect to this stock dividend.

                         INTERNET CAPITAL GROUP, INC.

     Principles of Accounting for Ownership Interests in Partner Companies

     The various interests that the Company acquires in its Partner Companies are accounted for under three broad methods: consolidation, equity method and cost method. The applicable accounting method is generally determined based on the Company's voting interest in a Partner Company.

     Consolidation. Partner Companies in which the Company directly or indirectly owns more than 50% of the outstanding voting securities are generally accounted for under the consolidation method of accounting. Under this method, a Partner Company's results of operations are reflected within the Company's Consolidated Statements of Operations. All significant intercompany accounts and transactions have been eliminated. Participation of other Partner Company shareholders in the earnings or losses of a consolidated Partner Company is reflected in the caption "Minority interest" in the Company's Consolidated Statements of Operations. Minority interest adjusts the Company's consolidated results of operations to reflect only the Company's share of the earnings or losses of the consolidated Partner Company. The results of operations and cash flows of a Consolidated Partner Company are included through the latest interim period in which the Company owned a greater than 50% direct or indirect voting interest for the entire interim period. Upon dilution of control below 50%, the accounting method is adjusted to the equity or cost method of accounting, as appropriate, for subsequent periods.

      In 1999, the Company acquired a controlling majority interest in Breakaway Solutions for $17.2 million and in Animated Images, CyberCrop.com, EmployeeLife.com, ICG Commerce and iParts ("Other Majority Owned Subsidiaries") for $29.8 million in the aggregate. Breakaway Solutions' operations have historically consisted primarily of implementation of customer relational management systems and custom integration to other related applications. In 1999, Breakaway Solutions expanded to provide service offerings in custom web development and application hosting both through internal expansion and acquisitions. Breakaway Solutions' revenue is generally recognized upon performance of services. ICG Commerce provides strategic sourcing consulting and online Internet purchasing. The Other Majority Owned Subsidiaries, excluding ICG Commerce, are development stage companies that have generated negligible revenue since their inception. In connection with the acquisition of its ownership interest in Breakaway Solutions and the Other Majority Owned Subsidiaries, the Company recorded the excess of cost over net assets acquired of $13.0 million and $11.8 million, respectively, as goodwill which is being amortized over three years.

     The Company's direct and indirect voting interest in Animated Images, CyberCrop.com, EmployeeLife.com, ICG Commerce and iParts at March 31, 2000 was 50.1%, 75%, 52%, 50.2% and 67%, respectively.

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

Derivative Financial Instruments

     The Company selectively uses derivative financial instruments, including cashless collar agreements ("Collars") to manage its exposure to fluctuations in certain of its investments in publicly held equity securities. The Company has recorded these Collars at their estimated fair market value, with unrealized gains and losses resulting from changes in fair value recorded as a component of accumulated other comprehensive income (loss). Unrealized gains and losses as a result of these instruments are recognized in the consolidated statement of operations when the underlying hedged item is extinguished or otherwise terminated. The Company does not hold or issue any derivative financial instruments for trading purposes and is not a party to leveraged instruments.

                         INTERNET CAPITAL GROUP, INC.

     The credit risks associated with the Company's derivative financial instruments are controlled through the evaluation and monitoring of the creditworthiness of the counterparties. Although the Company may be exposed to losses in the event of nonperformance by the counterparties, the Company does not expect such losses, if any, to be significant.

     In March 2000, the Company entered into cashless collar agreements (the "Equity Collars") to hedge 2.2 million shares of its holdings of Ariba, Inc. accounted for at fair value. The Equity Collars limit the Company's exposure to and benefits from price fluctuations in the underlying equity securities. The Equity Collars mature between 2001 and 2003. As the Company accounts for the Equity Collars as a hedge, changes in the value of the Equity Collars are substantially offset by changes in the value of the underlying investment securities. Each of these changes are marked-to-market through accumulated other comprehensive income (loss) in the Company's Consolidated Balance Sheets.

Intangibles

     Goodwill, the excess of cost over net assets of businesses acquired, and other intangible assets are amortized on a straight-line basis over three to five years. Goodwill and other intangible assets at March 31, 2000 of $21.5 million, net of accumulated amortization of $2.2 million, is attributable to the Company's acquisitions of ownership interests in Animated Images ($5.9 million), CyberCrop.com ($.7 million), EmployeeLife.com ($1.0 million), ICG Commerce ($2.0 million), and iParts ($0.1 million) and ICG Commerce's acquisitions of Purchasing Group, Inc. and Integrated Sourcing, LLC ($11.8 million). The carrying value of goodwill is evaluated for possible impairment based on achievement of business plan objectives and milestones, the fair value of each ownership interest in and advances to the Partner Company relative to carrying value, the financial condition and prospects of the Partner Company, and other relevant factors. If impairment exists, the carrying amount of the goodwill will be reduced by the estimated shortfall of undiscounted cash flows.

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

      The Company's effective tax rate for the three months ended March 31, 2000 differed from the federal statutory rate of 35% principally due to the impact of state taxes and certain nondeductible expenses. The Company's effective tax rate for the three months ended March 31, 1999 differed from the federal statutory rate of 35% principally due to the impact of changing its tax status from an LLC to a corporation on February 2, 1999 and nondeductible permanent differences, principally related to stock compensation. On February 2, 1999, the Company recorded a deferred tax benefit and related deferred tax asset of $7.7 million which primarily represented the excess of tax basis over book basis of its ownership interests in and advances to Partner Companies.

                         INTERNET CAPITAL GROUP, INC.

     The Company's net deferred tax liability of $84.7 million at March 31, 2000 consists of deferred tax liabilities of $166.2 million relating primarily to the gain on the sale of a Partner Company for marketable securities, offset by net deferred tax assets of $81.5 million relating primarily to the excess of tax carrying values over book carrying values of its Partner Companies and net unrealized depreciation in available-for-sale securities.

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


2.  Comprehensive Income

     Comprehensive income is the change in equity of a business enterprise during a period resulting from transactions and other events and circumstances from non-owner sources. Excluding net income, the Company's source of comprehensive income (loss) is net unrealized appreciation (depreciation) related to its available-for-sale securities. The following summarizes the components of comprehensive income:

                                               Three Months Ended
                                                     March 31,
                                              ---------------------
(in thousands)                                  2000         1999
                                              --------      -------
                                                    (UNAUDITED)
Net income                                     351,975       20,079
Other comprehensive income (loss):
  Unrealized appreciation
  (depreciation), net of tax                   (76,140)       2,946
  Reclassification adjustments, net of tax     (16,882)      (1,940)
  Foreign currency translation adjustment          (40)          --
                                              --------      -------
Comprehensive income                          $258,913      $21,085
                                              ========      =======

                         INTERNET CAPITAL GROUP, INC.

3.    Net Income Per Share

      The calculations of Net Income Per Share were:

                                           Three Months Ended
                                                March 31,
                                        -----------------------
(in thousands except                        2000         1999
 per share data)
                                        ----------    ---------
                                               (UNAUDITED)
Basic
  Net income                            $351,975     $ 20,079
                                        ========     ========

  Average common shares outstanding      264,191      145,292

  Basic                                 $   1.33     $    .14
                                        ========     ========
Diluted
 Net income                             $351,975     $ 20,079

Partner Company equity adjustment        ( 1,338)           -
                                        --------     --------

Adjusted net income                     $350,637     $ 20,079
                                        ========     ========

  Average common shares outstanding      264,191      145,292
  Effect of:
    Dilutive options                       2,976        2,108
    Dilutive securities                    2,965            -
                                        --------     --------
  Average common shares assuming
   dilution                              270,132      147,400
                                        ========     ========

  Diluted                               $   1.30     $    .14
                                        ========     ========

     If a consolidated or equity method partner company has dilutive options or securities outstanding, diluted net income per share is computed first by deducting from income (loss) from continuing operations the income attributable to the potential exercise of the dilutive options or securities of the partner company. For the three months ended March 31, 2000, the impact of a partner company's dilutive securities has been shown as an adjustment to net income for purposes of calculating diluted net income per share. The impact of the conversion of the Company's convertible subordinated notes has not been included as its impact would be anti-dilutive.

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

                                            March 31, 2000                   December 31, 1999
                                     ----------------------------     -------------------------------
(in thousands)                                  (UNAUDITED)
                                       Carrying                            Carrying
                                         Value         Cost Basis            Value        Cost Basis
                                     --------------   ------------    ------------------ ------------
                    Equity Method       $1,093,500        $  971,158           $491,977     $578,922

                    Cost Method             64,136            64,136             55,362       55,362
                                        ----------                             --------
                                        $1,157,635                             $547,339
                                        ==========                             ========

                         INTERNET CAPITAL GROUP, INC.

     At March 31, 2000, the Company's carrying value in its Partner Companies accounted for under the equity method exceeded its share of the underlying equity in the net assets of such companies by $503.5 million. This excess relates to ownership interests acquired through March 31, 2000 and is being amortized over a three year period. Amortization expense of $37.4 million is included in "Equity income (loss)" in the accompanying Consolidated Statements of Operations for the three months ended March 31, 2000.

     The following unaudited summarized financial information for Partner Companies accounted for under the equity method of accounting at March 31, 2000 and 1999 has been compiled from the financial statements of the respective Partner Companies:

                                                  Three Months Ended
                                                       March 31,
                                                 --------------------
                                                    2000       1999
                                                 ---------   --------
                        Revenue                  $ 150,998   $ 10,895
                        Net Loss                 $(140,704)  $(17,891)

5. Debt

Convertible Subordinated Notes

     In December, 1999, the Company issued $566.3 million of convertible subordinated notes. The notes bear interest at an annual rate of 5.5% and mature in December, 2004. The notes are convertible at the option of the holder, at any time on or before maturity into shares of the Company's common stock at a conversion price of $127.44 per share, which is equal to a conversion rate of
7.8468 shares per $1,000 principal of notes. Additionally, the notes may be redeemed by the Company if the Company's closing stock price exceeds 150% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days. The conversion rate is subject to adjustment. The Company recorded interest expense of $7.8 million relating to these notes during the three months ended March 31, 2000 with the first interest payment due June 21, 2000 and subsequent interest payments due each six months following through December 21, 2004. Issuance costs of $18.3 million were recorded in other assets and are being amortized as interest expense over the term of the notes using the effective interest method.

Credit Facilities

     In March 2000, the Company's revolving bank credit facility was amended to, among other things, increase the Company's credit facility to provide for borrowings up to $250 million, including the issuance of letters of credit up to $125 million. The agreement includes a $125 million 364-day secured line of credit and a $125 million two-year secured revolving credit facility. Prior to this amendment, the credit facility was structured as a $50 million term revolving credit facility bearing interest at the Company's option at prime or LIBOR plus 2.5%.

     The revolving facility and line of credit are subject to .375% and .25% unused commitment fees, respectively, bear interest, at the Company's option at LIBOR plus 2.0% or the lenders' Base Rate (the lenders' Base Rate being the greater of (i) the prime rate or (ii) the Federal Funds Rate plus .5%) and are secured by substantially all of the Company's assets (including the Company's holdings in Partner Companies). Borrowing availability under the facility is based on the fair market value of the Company's holdings of publicly traded Partner Companies and the value, as defined in the facility, of the Company's private Partner Companies. The credit facility contains certain financial covenants which include restrictions on, among other things, dispositions, certain other indebtedness and payment of dividends and similar distributions. No amounts were outstanding on these facilities as of March 31, 2000.

                         INTERNET CAPITAL GROUP, INC.

     EmployeeLife.com has a $1,000,000 revolving credit facility and a $500,000 equipment line of credit at March 31, 2000. Borrowings under the credit facility accrue interest at a rate of prime plus .75% and the equipment line of credit accrues interest at the two year treasury rate plus 1.75%. No amounts were outstanding at March 31, 2000. The revolving credit facility expires in March 2001 and the equipment line expires in June 2000.

Long-Term Debt

     The Company's long-term debt of $2.7 million (net of current portion of $2.6 million) relates to its Consolidated Partner Companies, is non-recourse to the Company, and primarily consists secured notes due to shareholders of ICG Commerce and EmployeeLife.com and capital lease commitments.

6. Segment Information

     The Company's reportable using the "management approach" under SFAS 131, Disclosures About Segments of a Business Enterprise and Related Information, consist of Partner Company Operations and General ICG Operations. Partner Company Operations includes the effect of consolidating , Breakaway Solutions for the three months ended March 31, 1999 and Animated Images, CyberCrop.com, EmployeeLife.com, ICG Commerce and iParts for the three months ended March 31, 2000, and recording the Company's share of earnings and losses of Partner Companies accounted for under the equity method of accounting.

     Breakaway Solutions' operations include implementation of various computer applications. Animated Images' operations include software development and consulting services and ICG Commerce's operations include purchasing services and consulting services. CyberCrop.com, EmployeeLife.com and iParts are development stage companies that have generated negligible revenue since their inception. Partner Companies accounted for under the equity method of accounting operate in various businesses. General ICG Operations represents the expenses of providing strategic and operational support to the Internet-related Partner Companies, as well as the related administrative costs. General ICG Operations also includes the effect of transactions and other events incidental to the Company's general operations and the Company's ownership interests in and advances to Partner Companies. The Company's and Partner Companies' operations were principally in the United States of America during all periods presented.

                         INTERNET CAPITAL GROUP, INC.

     The following summarizes the unaudited information related to the Company's segments. All significant intersegment activity has been eliminated. Assets are owned or allocated assets used by each operating segment.

                                                            Three Months Ended
                                                                 March 31,
                                                        -------------------------
(in thousands)                                             2000           1999
                                                        ----------     ----------
                                                                (UNAUDITED)
Partner Company Operations
 Revenue                                                $    1,830     $    3,111
                                                        ----------     ----------
 Operating expenses
  Cost of revenue                                              689          1,553
  Selling, general and administrative                       15,774          2,115
                                                        ----------     ----------
  Total operating expenses                                  16,463          3,668
                                                        ----------     ----------

                                                           (14,633)          (557)

 Other income (expense), net                                     -             (7)
 Interest income                                               129             32
 Interest expense                                             (127)           (14)
                                                        ----------     ----------
 Income (loss) before income taxes,
    minority interest and equity income (loss)             (14,631)          (546)

 Income taxes                                                  771              -
 Minority interest                                           5,901            146
 Equity income (loss)                                      (80,051)        (7,413)
                                                        ----------     ----------
 Loss from Partner Company Operations                   $  (88,010)    $   (7,813)
                                                        ==========     ==========

General ICG Operations
 General and administrative                             $   16,889     $    1,733
                                                        ----------     ----------
 Other income, net                                         657,686         28,684
 Interest income (expense), net                              9,458            278
 Income taxes                                             (210,270)           663
                                                        ----------     ----------
 Income (loss) from General ICG Operations              $  439,985     $   27,892
                                                        ==========     ==========



                                                         March 31,     December 31,
                                                        ----------     ----------
(in thousands)                                             2000           1999
                                                        ----------     ----------
                                                        (UNAUDITED)
Assets
Partner Company Operations
  Carrying value of equity method Partner Companies     $1,093,500     $  491,977
  Other                                                     53,794         45,075
                                                        ----------     ----------
                                                         1,147,294        537,052
                                                        ----------     ----------
General ICG Operations
  Cash and cash equivalents                                834,181      1,326,560
  Carrying value of cost method Partner Companies           64,135         55,362
  Other                                                    425,447        131,410
                                                        ----------     ----------
                                                         1,323,763      1,513,332
                                                        ----------     ----------
                                                        $2,471,057     $2,050,384
                                                        ==========     ==========

                         INTERNET CAPITAL GROUP, INC.

7. Parent Company Financial Information

     Parent Company Financial information is provided to present the financial position and results of operations of the Company as if Animated Images, Breakaway Solutions, Cybercrop.com, EmployeeLife.com, ICG Commerce, and iParts ("consolidated companies") were accounted for under the equity method of accounting for all applicable periods presented. The Company's share of the consolidated companies' losses is included in "Equity income (loss)" in the Parent Company Statements of Operations for all periods presented based on the Company's ownership percentage in each period. The carrying value of the consolidated companies as of March 31, 2000 and December 31, 1999 is included in "Ownership interests in and advances to Partner Companies" in the Parent Company Balance Sheets.

Parent Company Balance Sheets

(in thousands)
                                                                                 March 31,     December 31,
                                                                                   2000           1999
                                                                                ----------     ----------
                                                                                (UNAUDITED)
Assets
 Current assets                                                                 $  876,672     $1,332,803
 Ownership interests in and advances to Partner Companies                        1,187,596        571,706
 Other                                                                             382,955        125,166
                                                                                ----------     ----------
  Total assets                                                                   2,447,223      2,029,675
                                                                                ----------     ----------
Liabilities and shareholders' equity
 Current liabilities                                                                47,224         43,204
 Non-current liabilities                                                           650,934        566,250
 Shareholders' equity                                                            1,749,063      1,420,221
                                                                                ----------     ----------
  Total liabilities and shareholders' equity                                    $2,447,223     $2,029,675
                                                                                ==========     ==========


Parent Company Statements of Operations

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                -------------------------
                                                                                 2000           1999
                                                                                ----------     ----------
                                                                                      (UNAUDITED)

Revenue                                                                         $      -       $     -

Operating expenses
 General and administrative                                                         16,889          1,733
                                                                                ----------     ----------
 Total operating expenses                                                           16,889          1,733
                                                                                ----------     ----------
                                                                                   (16,889)        (1,733)

Other income, net                                                                  657,686         28,684
Interest income, net                                                                 9,458            278
                                                                                ----------     ----------
Income before income taxes
 and equity income (loss)                                                          650,255         27,229

Income taxes                                                                      (210,270)           663
Equity income (loss)                                                               (88,010)        (7,813)
                                                                                ----------     ----------
Net income                                                                      $  351,975     $   20,079
                                                                                ==========     ==========


Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward looking statements are subject to risks, uncertainties and assumptions about us and our partner companies, including, among other things:

        -  development of an e-commerce market,
        - our ability to identify trends in our markets and the markets of our partner companies and to offer new solutions that address the changing needs of these markets,
        -  our ability to successfully execute our business model,
        - our partner companies' ability to compete successfully against direct and indirect competitors,
        -  our ability to acquire interests in additional companies,
        -  growth in demand for Internet products and services,
        -  adoption of the Internet as an advertising medium, and
        -  our ability to successfully expand our business internationally.

      Our actual results could differ materially from those anticipated in these forward-looking statements as a result of these factors.

 General

     Internet Capital Group, Inc. ("ICG") is an Internet company actively engaged in B2B e-commerce through a network of partner companies. As of March 31, 2000 we owned interests in 63 B2B e-commerce companies which we refer to as our partner companies. We focus on two types of B2B e-commerce companies, which we call market makers and enabling service providers.

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

     Because we acquire significant interests in B2B e-commerce companies, many of which generate net losses, we have experienced, and expect to continue to experience, significant volatility in our quarterly results. While our partner companies have consistently reported losses, we have recorded net income in certain periods and experienced significant volatility from period to period due to one-time transactions and other events incidental to our ownership interests in and advances to partner companies. We do not know if we will report net income in any period. These transactions and events are described in more detail under "Net Results of Operations-General ICG Operations-Other Income" and include dispositions of, and changes to, our partner company ownership interests, dispositions of our holdings of available-for-sale securities, and impairment charges. On a continuous basis, but no less frequently than at the end of each quarterly reporting period, we evaluate the carrying value of our ownership interests in and advances to each of our partner companies for possible impairment based on achievement of business plan objectives and milestones, the fair value of each ownership interest and advance in the partner company relative to carrying value, the financial condition and prospects of the partner company, and other relevant factors. The business plan objectives and milestones we consider include, among others, those related to financial performance such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature such as the launching of a web site or the hiring of key employees. The fair value of our ownership interests in and advances to privately held partner companies is generally determined based on the value at which independent third parties have invested or have committed to invest in our partner companies.

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

      We acquired controlling majority ownership interests in Breakaway Solutions during the three months ended March 31, 1999, EmployeeLife.com and iParts during the three months ended June 30, 1999, CyberCrop.com during the three months ended September 30, 1999 and Animated Images and ICG Commerce during the three months ended December 31, 1999, each of which was consolidated from the date of its acquisition. Due to Breakaway Solutions' initial public offering in October 1999, our voting ownership interest in Breakaway Solutions decreased below 50% and we have accounted for Breakaway Solutions under the equity method of accounting since October 1999. As of March 31, 2000, Animated Images, CyberCrop.com, EmployeeLife.com, ICG Commerce and iParts were our only consolidated partner companies.

     The effect of a partner company's net results of operations on our net results of operations is generally the same under either the consolidation method of accounting or the equity method of accounting, because under each of these methods only our share of the earnings or losses of a partner company is reflected in our net results of operations in the Consolidated Statements of Operations.

     Equity Method. Partner companies whose results we do not consolidate, but over whom we exercise significant influence, are generally accounted for under the equity method of accounting. Whether or not we exercise significant influence with respect to a partner company depends on an evaluation of several factors including, among others, representation on the partner company's board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the partner company, including voting rights associated with our holdings in common, preferred and other convertible instruments in the partner company. Under the equity method of accounting, a partner company's accounts are not reflected within our Consolidated Statements of Operations; however, our share of the earnings or losses of the partner company is reflected in the caption "Equity income (loss)" in the Consolidated Statements of Operations. As of December 31, 1999, we accounted for 31 of our partner companies under the equity method of accounting. As of March 31, 2000, we accounted for 48 of our partner companies under this method.

     Our partner companies accounted for under the equity method of accounting at December 31, 1999 and March 31, 2000 included:

                                                                  Voting Ownership
                                                                  ----------------
                                                Partner
                                                Company       December 31,   March 31,
                                                 Since           1999          2000
                                                -------       ------------   ---------
EQUITY METHOD:
AssetTRADE.com, Inc.                             1999            17%         30%
AUTOVIA Corporation                              1998            N/A         20%
BidCom, Inc.                                     1999            35%         30%
Blackbird                                        2000            N/A         32%
Blackboard, Inc.                                 1998            29%         28%
Breakaway Solutions, Inc.                        1999            40%         40%
BuyMedia, Inc.                                   2000            N/A         34%
CapSpan LLC                                      2000            N/A         33%
CentriMed.com, Inc.                              2000            N/A         47%
CommerceQuest, Inc.                              1998            28%         28%
CommerX, Inc.                                    1998            40%         39%
ComputerJobs.com, Inc.                           1998            33%         33%
CourtLink, Inc.                                  1999            19%         34%
e-Chemicals, Inc.                                1998            N/A         20%
eMarketWorld, Inc.                               1999            42%         42%
eMerge Interactive, Inc.                         1999            45%         39%
eMetra Ltd.                                      2000            N/A         45%
eumediX                                          2000            N/A         31%
Eu-supply.com                                    2000            N/A         29%
FarmingOnline Limited                            2000            N/A         32%
Freeborders.com, Inc.                            2000            N/A         46%
Industrial America, Inc.                         2000            N/A         50%
Internet Commerce Systems, Inc.                  1999            43%         43%
Internet Healthcare Group                        2000            N/A         30%
InvestorForce.com, Inc.                          1999            49%         43%
iSky, Inc.                                       1996            31%         34%
Jamcracker, Inc.                                 1999            24%         24%
JusticeLink, Inc.                                1999            37%         37%
LinkShare Corporation                            1998            34%         39%
Logistics.com, Inc.                              2000            N/A         36%
MetalSite General Partner, LLC                   1999            44%         39%
NationStreet, Inc.                               1999            38%         38%
NetVendor, Inc.                                  1999            27%         26%
ONVIA.com, Inc.                                  1999            23%         23%
PaperExchange.com, LLC                           1999            24%         23%
Retail Exchange, Inc.                            1999            30%         32%
SageMaker, Inc.                                  1998            21%         21%
Simplexis.com Corporation                        2000            N/A         47%
StarCite, Inc.                                   1999            43%         40%
Syncra Software, Inc.                            1998            35%         35%
TALPX Inc.                                       2000            N/A         28%
TeamOn.com, Inc.                                 2000            N/A         34%
traffic.com, Inc.                                1999            20%         32%
United Messaging, Inc.                           1999            37%         37%
Universal Access, Inc.                           1999            24%         25%
USgift.com                                       1999            38%         38%
VerticalNet, Inc.                                1996            34%         32%
Vivant! Corporation                              1998            31%         39%

     As of March 31, 2000, we owned voting convertible preferred stock in all companies listed except Breakaway Solutions, eMerge Interactive, ONVIA.com, Universal Access and VerticalNet, in which we owned voting common stock and e-Chemicals, in which we owned non-voting convertible debentures. We also owned voting common stock in a number of these partner companies and have representation on the board of directors of all of the above partner companies. During the period ended March 31, 2000 Plan Sponsor Exchange, Inc. changed its name to InvestorForce.com. Subsequent to March 31, 2000 CourtLink, Inc. merged with JusticeLink, Inc., and Residential Delivery Services, Inc. changed its name to NationStreet, Inc.

     Those Partner Companies listed with a voting ownership of "N/A" at December 31, 1999 reflects that either these companies were accounted for under a different method at that time (AUTOVIA Corporation and e-Chemicals were accounted for under the cost method of accounting at December 31, 1999) or we had not acquired an interest in the Partner Company as of December 31, 1999.

     Most of our equity method partner companies are in a very early stage of development and have not generated significant revenues. In addition, most equity method partner companies incurred substantial losses in 1999 and are expected to continue to incur substantial losses in 2000. Additionally, we recognize goodwill amortization expense related to the excess basis of our equity method partner companies.

     Cost Method. Partner companies not accounted for under either the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, our share of the earnings or losses of these companies is not included in our Consolidated Statements of Operations.

     Our partner companies accounted for under the cost method of accounting at December 31, 1999 and March 31, 2000 included:

                                                        Voting Ownership
                                       ---------------------------------
                                       Partner
                                       Company     December 31,  March 31,
                                        Since          1999        2000
                                       -------     -----------   ---------
COST METHOD:
Arbinet Communications, Inc.            1999            8%            8%
AUTOVIA Corporation                     1998           16%           N/A
 Benchmarking Partners, Inc.            1996           12%           13%
ClearCommerce Corp.                     1997           15%           11%
Collabria, Inc.                         1999           11%           11%
Context Integration, Inc.               1997           14%           12%
Deja.com, Inc.                          1997            2%            2%
e-Chemicals, Inc.                       1998            0%           N/A
Entegrity Solutions Corporation         1996           11%            9%
PrivaSeek, Inc.                         1998            8%            7%
Servicesoft Technologies, Inc.          1998            5%            5%
TRADEX Technologies, Inc.               1999           10%           N/A
US Interactive, Inc.                    1996            3%            3%

     As of March 31, 2000, we owned voting convertible preferred stock in all companies listed except Deja.com, in which we owned non-voting convertible preferred stock and voting common stock, and US Interactive, Inc., in which we owned voting common stock. We also owned voting common stock in a number of these partner companies and in most cases have representation on the board of directors of the above partner companies. We record our ownership in debt securities at cost as we have the ability and intent to hold these securities until maturity. In addition to our investments in voting and non-voting equity and debt securities, we also periodically make advances to our partner companies in the form of promissory notes. There were advances to cost method partner companies totaling $1.1 million at March 31, 2000.

     Those Partner Companies listed with a voting ownership of "N/A" at March 31, 2000 reflects that either these companies were accounted for under a different method at that time (AUTOVIA Corporation and e-Chemicals changed from cost method companies at December 31, 1999 to equity method companies at March 31, 2000) or, in the case of TRADEX, we sold our ownership interest during the period ended March 31, 2000.

     Most of our cost method partner companies are in a very early stage of development and have not generated significant revenues. In addition, most cost method partner companies incurred substantial losses in 1999 and are expected to continue to incur substantial losses in 2000. None of our cost method partner companies have paid dividends during our period of ownership and they generally do not intend to pay dividends in the foreseeable future. US Interactive is accounted for under Statement of Financial and Accounting Standards No. 115.

Effect of Various Accounting Methods on the Presentation of our Financial Statements

     The presentation of our financial statements may differ from period to period primarily due to whether or not we apply the consolidation method of accounting or the equity method of accounting. For example, we consolidated Breakaway Solutions' financial statements from the date of acquisition (January 6, 1999) through September 30, 1999. Due to Breakaway Solutions' initial public offering in October 1999, however, our voting ownership interest in Breakaway Solutions decreased to below 50%. Therefore, we have applied the equity method of accounting since October 1999.

     We acquired controlling majority voting interests in Breakaway Solutions during the three months ended March 31, 1999, EmployeeLife.com and iParts during the three months ended June 30, 1999, and CyberCrop.com during the three months ended September 30, 1999, and Animated Images and ICG Commerce during the three months ended December 31, 1999, each of which was consolidated from the date of its acquisition. The presentation of our consolidated financial statements looks substantially different as a result of consolidating Animated Images, CyberCrop.com, EmployeeLife.com, ICG Commerce and iParts and no longer consolidating Breakaway Solutions in our financial statements for the three months ended March 31, 2000 versus comparable periods in the prior year.

     To understand our net results of operations and financial position without the effect of consolidating our majority owned subsidiaries, Note 7 to our Consolidated Financial Statements summarizes our Parent Company Statements of Operations and Balance Sheets which treat our majority owned subsidiaries as if they were accounted for under the equity method of accounting for all periods presented. Our share of the losses of Animated Images, Breakaway Solutions, CyberCrop.com, EmployeeLife.com, ICG Commerce and iParts is included in "Equity income (loss)" in the Parent Company Statements of Operations. The carrying value of Animated Images, Breakaway Solutions, CyberCrop.com, EmployeeLife.com, ICG Commerce and iParts as of March 31, 2000 is included in "Ownership interests in and advances to Partner Companies" in the Parent Company Balance Sheets.

Net Results of Operations

     Our reportable segments determined in accordance with Statement of Financial Accounting Standards No. 131 are Partner Company Operations and General ICG Operations. Partner Company Operations includes the effect of consolidating Breakaway Solutions for the three months ended March 31, 1999 and Animated Images, CyberCrop.com, EmployeeLife.com, ICG Commerce and iParts for the three months ended March 31, 2000, and recording our share of earnings or losses of partner companies accounted for under the equity method of accounting. General ICG Operations represents the expenses of providing strategic and operational support to our partner companies, as well as the related administrative costs related to these expenses. General ICG Operations also includes the effect of transactions and other events incidental to our ownership interests in our partner companies and our operations in general.

Net Results of Operations-Partner Company Operations

Consolidated Companies--Analysis of the period ended March 31, 2000

     For the three months ended March 31, 1999, Breakaway Solutions was consolidated and accounted for nearly all of our consolidated revenue and a significant portion of our consolidated operating expenses. Breakaway Solutions has been accounted for under the equity method since October 1999 and discussion related to Breakaway Solutions' results of operations can be found under the heading "Equity Income (Loss)".

     Animated Images, CyberCrop.com, EmployeeLife.com, ICG Commerce and iParts were consolidated during the period ended March 31, 2000 and accounted for $1.8 million and $15.5 million of our Partner Company Operations' revenue and operating expenses, respectively. CyberCrop.com, EmployeeLife.com and iParts are development stage companies, have generated negligible revenue since their inception, and incurred aggregate operating expenses of $3.6 million during the period ended March 31, 2000. Animated Images and ICG Commerce generated aggregate revenues of approximately $1.8 million during the period and incurred aggregate operating expenses of $11.9 million, primarily selling, general and administrative expenses as they deploy their business models. Also included in selling, general and administrative expenses for the period ended March 31, 2000 was $1 million of goodwill amortization related to our acquisitions of these partner companies.

 Equity Income (Loss)

     A significant portion of our net results of operations is derived from companies in which we hold a significant minority ownership interest. These companies are accounted for under the equity method of accounting. Equity income
(loss) fluctuates with the number of companies accounted for under the equity method, our voting ownership percentage in these companies, the amortization of goodwill related to newly acquired ownership interests in equity method companies, and the net results of operations of these companies. During the three months ended March 31, 2000 and the years ended December 31, 1999 and 1998 we utilized cash, stock, or notes payable totalling $ 486.9 million, $495.6 million and $23.7 million, respectively, to acquire partner company interests accounted for under the equity method of accounting which resulted in goodwill of $241.7 million, $293.7 million and $15.1 million, respectively, which is being amortized over 3 years. Without giving effect to additional acquisitions in equity method companies subsequent to March 31, 2000, we expect goodwill amortization related to equity method companies to approximate $140 million through the remainder of 2000. The extent to which actual goodwill amortization in 2000 related to equity method companies exceeds this estimate will depend primarily upon the amount of capital we deploy in 2000 for the acquisition of additional ownership interests in equity method companies.

     During the period ended March 31, 2000 we accounted for 48 companies under the equity method of accounting, compared to 13 for the period ended March 31, 1999. All of the companies, with the exception of VerticalNet, incurred losses in the period ended March 31, 2000. VerticalNet recorded net income as the result of a one time gain from the sale of its interest in Tradex Technologies, Inc. Our equity loss of $80.1 million for the period ended March 31, 2000 consisted of $42.6 million related to our share of the equity method companies' income and losses and $37.5 million of amortization of the goodwill of these companies. Of the $42.6 million equity loss related to our share of the income and losses of companies accounted for under the equity method for the period ended March 31, 2000, $13.4 million in income was attributable to VerticalNet and $5.6 million, $2.1 million, $1.3 million and 1.2 million, respectively, were attributable to ONVIA.com's, Universal Access', Breakaway Solutions' and eMerge Interactive's net losses, while the other 43 companies accounted for the remaining equity losses ranging from less than $0.1 million to $4.3 million.

     For the period ended March 31, 2000, VerticalNet had revenues of $27.5 million and net income of $42.1 million, compared to revenue of $1.9 million and a net loss of $15.3 million in the comparable period in 1999. VerticalNet's revenue increased period to period primarily due to a significant increase in the number of storefronts as it grew the number of its vertical trade communities from 35 as of March 31, 1999 to 55 as of March 31, 2000. In addition, transaction revenues from one of VerticalNet's subsidiaries acquired after March 31, 1999 reached $14.6 million and represented 53 percent of the total revenues for the quarter. Advertising revenues accounted for $11.9 million, or 43 percent of the total. E-commerce revenues (including slotting fees, product sales, commissions, education, training and auction listing fees) increased to $1.0 million. Advertising revenue accounted for the majority of revenues in the period ended March 31, 1999. VerticalNet recorded net income of $42.1 million, net of tax, primarily related to the sale of its interest in Tradex Technologies to Ariba, Inc., resulting in a one time pre-tax gain of $79.9 million. Excluding this gain, VerticalNet's losses increased period to period due to its costs of maintaining, operating, promoting and increasing the number of its vertical trade communities increasing more than revenue, increased amortization of goodwill associated with acquisitions and a $10 million charge for in-process research and development expensed during the period relating to VerticalNet's acquisition of Tradeum.

     For the period ended March 31, 2000, Onvia.com had revenue of $21.5 million and a net loss of $26.1 million compared to revenue of $1.5 million and a net loss of $1.6 million for the comparable period in 1999. The company has generated substantially all of its revenue from product sales. Onvia.com's revenue increased period to period due to increased product sales to new and existing customers. Onvia.com's losses increased period to period as a result of negative gross margins as it build its customer base, its increased operating expenses related to marketing and advertising programs designed to build its brand and drive customer acquisition, increases in personnel and non-cash equity compensation charges.

     For the period ended March 31, 2000, Universal Access had revenue of $7.3 million and a net loss of $9 million compared to revenue of $1.5 million and a net loss of $1 million for the comparable period in 1999. The company has generated substantially all of its revenue from providing ongoing, dedicated circuit access. Monthly recurring circuit revenues are generated under client contracts with terms ranging from 12 to 60 months. The increase in revenues was attributable to an increase in the volume of circuits sold, some of which were higher capacity and, therefore, generated greater revenues per circuit. In addition, there was an increase in the number of clients and additional sales to existing clients. Universal Access' losses increased period to period as a result of its increased costs to provide circuit access and increased operating expenses as the result of increases in personnel, depreciation, amortization and marketing expenses and non-cash equity compensation charges.

     For the period ended March 31, 2000, Breakaway Solutions had revenue of $18.1 million and a net loss of $3.2 million compared to revenue of $3.1 million and a net loss of $.2 million for the comparable period in 1999. Breakaway Solutions' operating activities primarily consisted of providing strategy consulting and systems integration services. Prior to Breakaway Solutions' acquisition of Applica in 1999, Breakaway Solutions derived no revenues from application hosting. Breakaway Solutions believes, however, that application hosting will account for a significantly greater portion of revenues in the future. The increase in revenues was attributable to an increase in billable consultants and billing rates as well as $2.8 million in application hosting revenues which did not exist at March 31, 1999. Breakaway Solutions' losses increased period to period as a result of increases in personnel, marketing, increased depreciation and amortization expenses.

     For the period ended March 31, 2000, eMerge Interactive, Inc. had revenue of $38.6 million and a net loss of $5.5 million compared to revenue of $.6 million and a net loss of $2 million for the comparable period in 1999. Substantially all revenue for the period was derived from cattle sales and comparisons to the comparable period in 1999 are not meaningful. Gross margins were less than 1% during the quarter and significant sales and marketing and research and development costs have contributed to eMerge Interactive's net loss.

     Due to the early stage of development of the other companies in which we acquire interests, existing and new partner companies accounted for under the equity method are expected to incur substantial losses. Our share of these losses is expected to be significant.

     While most of the companies accounted for under the equity method of accounting have generated losses to date, and therefore in most cases did not incur income tax liabilities, these companies may generate taxable income in the future. Our share of these companies' net income, if generated, would be reduced to the extent of our share of these companies' tax expense.

Net Results of Operations-General ICG Operations

     General and Administrative

     Our general and administrative costs consist primarily of employee compensation, outside services such as legal, accounting and consulting, and travel-related costs. We commenced operations in March 1996 with offices in Wayne, Pennsylvania and San Francisco, California. As the number of our employees grew to support our operations and those of our partner companies, our general and administrative costs increased. In late 1998, we opened an office in Boston, Massachusetts, and in 1999 we established operations in Seattle, Washington and London, England and we significantly increased the number of our employees. As a result of these initiatives, our general and administrative costs increased $15.2 million for the period ended March 31, 2000 compared to the comparable period in 1999. We plan to continue to hire new employees, open new offices, and build our overall infrastructure, therefore we expect these costs to continue to be substantially higher compared to historical periods.

     During the years ended December 31, 1999 and 1998, we recorded aggregate unearned compensation expense of $16.4 million and $0.7 million, respectively, in connection with the grant of stock options to non-employees and the grant of employee stock options with exercise prices less than the deemed fair value on the respective dates of grant. General and administrative costs for the periods ended March 31, 2000 and 1999 included $1.8 million and $0.1 million of amortization expense related to stock option grants. Without giving effect to any unearned compensation expense related to equity granted subsequent to March 31, 2000, we expect to recognize amortization of deferred compensation expense of $5.6 million in 2000 and $3.4 million in 2001, $1.9 million in 2002, $0.9 million in 2003 and $0.2 million in 2004.

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

General ICG Operations' other income consisted of the following:

                                         Three Months Ended,
                                              March 31,
                                         -------------------
                                           2000        1999
                                         --------    -------
Sales of Excite holdings                 $      -    $ 2,051
Sale of i2 Technologies holdings           26,967          -

Issuance of stock by VerticalNet          176,794     28,254
Issuance of stock by Universal Access       4,641          -
Tradex Sale to Ariba                      449,284          -
Partner company impairment charges              -     (1,620)
                                         --------    -------
                                         $657,686    $28,684
                                         ========    =======

     In February 1998, we exchanged all of our holdings of Matchlogic, Inc. for 763,820 shares of Excite, Inc. Throughout the remainder of 1998 we sold 716,082 shares of Excite. During the three month period ended March 31, 1999, we sold 23,738 shares of Excite which resulted in $2.5 million of proceeds and $2.1 million of gains.

     In August 1999, we divested our ownership interest in SMART Technologies, Inc. due to the agreement of merger of SMART Technologies, Inc. and i2 Technologies, Inc. Upon completion of this merger during the three months ended September 30, 1999, our ownership interest in and advances to SMART Technologies, Inc. were converted into cash, common stock and warrants to purchase common stock of i2 Technologies, Inc. During the period ended March 31, 2000 we sold 180,176 shares of i2 Technologies which resulted in $31 million in proceeds received in April 2000 and a $27 million gain.

     As a result of VerticalNet issuing additional shares for acquisitions and Universal Access completing its initial public offering during the period ended March 31, 2000, our share of VerticalNet's and Universal Access' net equity increased by approximately $176.8 million and $4.6 million respectively. These increases adjust our carrying value in VerticalNet and Universal Access and result in non-operating gains of $176.8 million and $4.6 million, before deferred taxes of $66.1 million and $1.7 million, respectively, for the period ended March 31, 2000. Additionally, as a result of VerticalNet completing its initial public offering in February 1999, our share of VerticalNet's net equity increased by $28.3 million. This increase adjusts our carrying value in VerticalNet and results in a non-operating gain of $28.3 million, before deferred taxes of $10.5 million, in the three months ended March 31, 1999. These gains were recorded in accordance with SEC Staff Accounting Bulletin No. 84 and our accounting policy with respect to such transactions. We believe there is a high likelihood that transactions similar to these, in which a partner company we account for under the consolidation or equity method of accounting issues shares of its common stock, will occur in the future and we expect to record gains or losses related to such transactions provided they meet the requirements of SEC Staff Accounting Bulletin No. 84 and our accounting policy. In some cases, as described in SEC Staff Accounting Bulletin No. 84, the occurrence of similar transactions may not result in a non-operating gain or loss but would result in a direct increase or decrease to our shareholders' equity.

     In March 2000 we exchanged all of our interest in Tradex Technologies, Inc. for approximately 2.9 million shares of Ariba Inc. common stock. Based on Ariba's closing price on March 9, 2000, the closing date of the transaction, we recorded a pre-tax gain of $449.3 million. Our holdings of Ariba are accounted for as available-for-sale securities and will be marked to market, with the difference between carrying value and market value, net of deferred taxes, recorded in "Accumulated other comprehensive income" in the shareholders' equity section of our Consolidated Balance Sheets in accordance with Statement of Financial Accounting Standards No. 115.

     For the three months ended March 31, 1999, we recorded an impairment charge of $1.6 million for the other than temporary decline in the fair value of a cost method partner company. From the date we initially acquired an ownership interest in this partner company, our funding to this partner company represented all of the outside capital the company had available to fund its net losses and capital asset requirements. During the three months ended March 31, 1999 we fully guaranteed the partner company's new bank loan and agreed to provide additional funding. We acquired additional non-voting convertible debentures of this partner company for $5.0 million in April 1999. The impairment charges we recorded were determined by the decrease in net book value of the partner company caused by its net losses, which were funded entirely based on our funding and bank guarantee.

     Interest Income

     Our cash and cash equivalents at March 31, 2000 are invested primarily in money market accounts and highly liquid, high quality debt instruments. During the three months ended December 31, 1999, we received approximately $831 million in our follow-on stock offering and approximately $549.9 million from the sale of convertible subordinated notes. The increase in interest income in the three months ended March 31, 2000 was primarily due to the significant increase in our cash and cash equivalents as a result of these transactions.

     Interest Expense

     Interest expense increased during the period primarily as the result of the December 1999 issuance of approximately $566.3 million in convertible subordinated notes due 2004 bearing interest at 5.5%.

     Income Taxes

     From our inception on March 4, 1996 to February 2, 1999, we were organized as a limited liability company and were treated as a partnership for income tax purposes. As a result of our converting from an LLC to a corporation on February 2, 1999, we are subject to corporate federal and state income taxes. At the time of our conversion to a corporation, we recorded a deferred tax benefit and related deferred tax asset of $7.7 million which primarily represented the excess of tax basis over book basis of our partner companies. The Company's net deferred tax liability of $84.7 million at March 31, 2000 consists of deferred tax liabilities of $166.2 million relating primarily to the gain on the sale of a partner company for marketable securities, offset by net deferred tax assets of $81.5 million relating primarily to the excess of tax carrying values over book carrying values of our partner companies and net unrealized depreciation in available-for-sale securities.

     We have not recorded a valuation allowance related to our gross deferred tax assets because we believe it is more likely than not that we will realize the benefits of these assets. The assets relate primarily to the excess of tax basis over book basis of our partner companies. These differences in basis represent capital losses for tax purposes which, if recognized, can only be deducted to the extent of capital gains. Additionally, these losses may be carried back three years and carried forward five years from the year in which they occur. While selling any portion of our ownership interests in partner companies is something we will not do in the ordinary course of business, we would consider pursuing such a sale at the minimum amount necessary to prevent any capital losses from expiring unutilized. If we do not believe such a strategy, or an alternative strategy, will be available in the time periods allowed for carrying back and carrying forward losses, we will establish a valuation allowance at that time. Most of our partner companies are in an early stage of development, currently generate significant losses and are expected to generate significant losses in the future. The marketability of the securities we own of our partner companies is generally limited as they primarily represent ownership interests in companies whose stock is not publicly traded. As of March 31 2000, our only publicly traded partner companies are VerticalNet, Breakaway Solutions, eMerge Interactive, ONVIA.com, Universal Access, and US Interactive. As a result, there is significant risk that we may not be able to realize the benefits of expiring carryforwards.

Liquidity and Capital Resources

     We have funded our operations with a combination of equity proceeds, proceeds from the issuance of convertible notes, proceeds from the sales of marketable securities, and borrowings under bank credit facilities. From 1996 through December 31, 1999 we received approximately $1.79 billion in proceeds including our initial public offering, follow-on public offering and debt issuances.

     In March 2000, our revolving bank credit facility was amended to, among other things, increase our credit facility to provide for borrowings up to $250 million, including the issuance of letters of credit up to $125 million. The agreement includes a $125 million 364-day secured line of credit and a $125 million two-year secured revolving credit facility. The revolving facility and line of credit are subject to .375% and .25% unused commitment fees respectively, bear interest, at our option at LIBOR plus 2.0% or the lenders' Base Rate (the lenders' Base Rate being the greater of (i) the prime rate or (ii) the Federal Funds Rate plus .5%) and are secured by substantially all of our assets (including our holdings in partner companies). Borrowing availability under the facility is based on the fair market value of our holdings of publicly traded Partner Companies and the value, as defined in the facility, of our private partner companies. The full amount of these facilities were available at May 12, 2000. No amounts were outstanding on these facilities as of March 31, 2000 or May 12, 2000.

     Existing cash, cash equivalents and short-term investments, availability under our bank credit facility, proceeds from the potential sales of all or a portion of our minority interests and other internal sources of cash flow are expected to be sufficient to fund our cash requirements through the next 12 months, including commitments to new and existing partner companies and general operations requirements. As of May 12, 2000, we were contingently obligated for approximately $5.5 million of guarantee commitments and commitments to new and existing partner companies that may require funding in the next 12 months totaled $42.2 million. We will continue to evaluate acquisition opportunities and we expect to acquire additional ownership interests in new and existing partner companies in the next 12 months which may make it necessary for us to raise additional funds. We will likely have to raise additional funds through the issuance of equity securities or obtain additional bank or other financing. If additional funds are raised through the issuance of equity securities, our existing shareholders may experience significant dilution.

     Consolidated working capital decreased to $844.6 million at March 31, 2000, compared to $1.3 billion at December 31, 1999 primarily as a result of the cost of ownership interests we acquired and other net cash outflows during the three months ended March 31, 2000.

     Cash used in operating activities in the three months ended March 31, 2000 compared to the same prior year period increased due to the increased cost of General ICG Operations' general and administrative expenses.

     Cash used in investing activities primarily reflects the acquisition of ownership interests in and advances to new and existing partner companies.

     We utilized $494.5 million in the aggregate to acquire interests in or make advances to new and existing partner companies during the three months ended March 31, 2000. These companies included: Arbinet Communications, AssetTRADE.com, AUTOVIA, Blackboard, Benchmarking Partners, BuyMedia, Centrimed, ClearCommerce, Collabria, CommerceQuest, ComputerJobs.com, CourtLink, e-Chemicals, Entegrity Solutions, eumediX, eu-supply, FarmingOnLine, Freeborders, ICG Commerce, Industrial America, Internet Healthcare Group, iSky, LinkShare, Logistics.com, MetalSite, NetVendor, ONVIA.com, PaperExchange, Servicesoft Technologies, Simplexis.com, StarCite, TALPX, TeamOn.com, Traffic.com, Universal Access, and Vivant!.

     During the period from April 1, 2000 through May 12, 2000 we utilized $323.7 million to acquire interests in or make advances to new and existing partner companies. These companies included:, Arbinet Communications, AssetTRADE.com, Breakaway Solutions, Buy.com, eColony, Emptoris, ComputerJobs.com, Cybercrop.com, Deja.com, ICG AsiaWorks, ICG Commerce, ICS FoodOne, Logistics.com, MetalSite, NetVendor, Print Mountain, Retail Exchange, StarCite and Tibersoft.

     During January 2000, we acquired an additional interest in an existing partner company from a shareholder of the partner company for 150,000 shares of our common stock valued at $26.6 million.

     In February 2000, we entered into an agreement to form a joint venture with DuPont which will provide management, growth capital, financial, technical, and infrastructure capabilities designed to accelerate the development of B2B e-commerce.

     In February 2000, we entered into an agreement to acquire a significant interest in eCredit.com, a leading provider of Internet based credit, financing and related services. We will issue common stock valued at approximately $450 million to eCredit.com shareholders, which is subject to customary closing conditions and regulatory approval. We expect the transaction to close in the quarter ending June 30, 2000.

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

     In March 2000, we entered into an agreement with Hutchinson Whampoa Ltd., a Hong Kong based multi-national conglomerate, to acquire a majority interest in Harbour Ring International Holdings, which will be renamed ICG AsiaWorks Limited. We will expand approximately $117 million upon the closing of this transaction which is expected to take place in the quarter ending June 30, 2000, subject to customary closing conditions and regulatory approval.

     During April 2000, we acquired an additional interest in an existing partner company from a shareholder of the partner company for 323,509 shares of our common stock valued at $39 million.

     In March 2000 Ariba Inc. purchased all the outstanding shares of Tradex Technologies. In connection with this transaction we exchanged all of our interest in Tradex Technologies for approximately 2.9 million shares of Ariba's common stock. Based on Ariba's closing price on March 9, 2000 we recorded a pre-tax gain of $449.3 million. We also entered into cashless collar agreements to hedge 2.2 million shares of our holdings of Ariba's common stock accounted for at fair value. The cashless collar agreements limit our exposure to and benefits from price fluctuations in the underlying equity securities. The cashless collar agreements mature between

2001 and 2003. As we account for the cashless collar agreements as a hedge, changes in the value of the cashless collar agreements are substantially offset by changes in the value of the underlying investment securities which are both marked-to-market through accumulated other comprehensive income in our Consolidated Balance Sheet in accordance with Statement of Financial Accounting Standards No. 115.

     In January 2000, Breakaway Solutions announced it had signed a definitive agreement to acquire EggRock Partners for 3,636,000 shares of its common stock valued at $250 million at the date of signing the definitive agreement. The transaction closed in April 2000. Upon closing, our voting ownership in Breakaway Solutions will decrease from 40% to approximately 33%. In addition, we expect to record a non-operating gain due to the increase in our share of Breakaway Solutions' net equity as a result of their issuance of shares.

     Our operations are not capital intensive, and capital expenditures in any year normally will not be significant in relation to our overall financial position. We committed funds in 2000 to the buildout of our larger new corporate headquarters in Wayne, Pennsylvania, our international expansion, and the development of our information technology infrastructure. There were no material capital asset purchase commitments as of March 31, 2000.

     Recent Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We are currently analyzing the potential impact of SFAS No. 133 on our results of operations, financial position and cash flows upon the adoption of this standard.

     In October 1999, the Chief Accountant of the Securities and Exchange Commission required that the Financial Accounting Standards Board Emerging Issues Task Force, or the EITF, address a number of accounting and financial reporting issues that the Securities and Exchange Commission believes has developed with respect to Internet businesses. The Securities and Exchange Commission identified twenty issues for which they believed some form of standard setting or guidance may be appropriate either because (i) there appears to be diversity in practice or (ii) the issues are not specifically addressed in current accounting literature or (iii) the Securities and Exchange Commission staff is concerned that developing practice may be inappropriate under generally accepted accounting principles. Many of the issues identified by the Securities and Exchange Commission, including those which address barter and revenue recognition, are potentially applicable to us. Althought the EITF has begun to deliberate these issues, formal guidance has not been issued to date for the majority of them. In addition, in December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, which is required to be implemented in the quarter ended June 30, 2000. Although we believe our historical accounting policies and practices conform with generally accepted accounting principles, there can be no assurance that final consensus reached by the EITF on the Internet issues referred to above, or other actions by standard setting bodies, will not result in changes to our historical accounting policies and practices or to the manner in which certain transactions are presented and disclosed in our consolidated financial statements.

Year 2000 Compliance

     Prior to January 1, 2000, there was a great deal of concern regarding the ability of computers to adequately recognize 21st century dates from 20th century dates. Most reports to date, however, have indicated that computer systems are functioning normally and the compliance and remediation work accomplished leading up to 2000 was effective to prevent any problems. However, computer experts have warned that there may still be residual consequences of the change in centuries. It is also possible that errors or defects may remain undetected, or that dates other than January 1, or February 29, 2000, may trigger Year 2000 type problems. As a result, although we have not experienced any significant Year 2000 problems to date, it is possible that we could face problems or disruptions during 2000.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to equity price risks on the marketable portion of our equity securities. Our public holdings at March 31, 2000 include equity positions in companies in the Internet industry sector, including Ariba, Inc., Excite@Home; Breakaway Solutions, Inc.; i2 Technologies, Inc.; eMerge Interactive, Inc.; Universal Access, Inc.; ONVIA. com, Inc.; Lycos, Inc.; US Interactive, Inc.; and VerticalNet, Inc., many of which have experienced significant historical volatility in their stock prices. We typically do not attempt to reduce or eliminate our market exposure on these securities, particularly with respect to securities of our partner companies. A 20% adverse change in equity prices, based on a sensitivity analysis of our public holdings as of March 31, 2000, would result in an approximate $937 million decrease in the fair value of our public holdings. A significant portion of the value of the potential decrease in equity securities, or $340.1 million, consisted of our holdings in VerticalNet.

     We entered into cashless collar agreements with respect to 2.2 million shares of our holdings of Ariba's common stock accounted for at fair value of $230.6 million at March 31, 2000. The collar arrangements limit our exposure to and benefits from price fluctuations in the underlying equity securities. The collar arrangements mature between 2001 and 2003. We account for the collar arrangements as a hedge, and changes in the value of the collar arrangements are substantially offset by changes in the value of the underlying investment securities which are both marked-to-market through accumulated other comprehensive income (loss) in our consolidated balance sheet in accordance with Statement of Financial Accounting Standards No. 115. The combined value of the collars and the underlying hedged securities at March 31, 2000 was $259.3 million. We may enter into similar collar arrangements in the future, particularly with respect to available for sale securities which do not constitute ownership interests in our partner companies.

     The carrying values of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and notes payable, approximate fair value because of the short maturity of these instruments. The fair value of convertible subordinated notes is approximately $502.5 million versus a carrying value of $566.3 million. The carrying value of other long-term debt approximates its fair value, as estimated by using discounted future cash flows based on our current incremental borrowing rates for similar types of borrowing arrangements.

     Availability under our credit facility is determined by the market value of the publicly traded and privately held securities pledged as collateral. As of March 31, 2000, we had sufficient collateral to enable us to fully utilize this facility. Additionally, we are exposed to interest rate risk primarily through our bank credit facility. At March 31, 2000, there were no borrowings outstanding.

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

PART  II.  -  OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

None.


Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

CHANGES IN SECURITIES

Private Placements

(1) On January 4, 2000, Internet Capital Group issued 140,000 shares Common Stock in a private placement to Alfred Sherk in exchange for 2,250,000 shares of common stock of e-Chemicals, Inc.

(2) On January 4, 2000, Internet Capital Group issued 10,000 shares of Common Stock in a private placement to Community Foundation for Southeastern Michigan in exchange for 150,000 shares of common stock of e-Chemicals, Inc.

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


Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


Item 5.  OTHER INFORMATION

None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibit
     Number     Document

10.1            Internet Capital Group, Inc. Long-Term Incentive Plan

10.2 Amendment No. 3 to the 1999 Credit Agreement dated February 25, 2000 by and among Internet Capital Group, Inc., Internet Capital Group Operations, Inc., the Banks named therein and PNC Bank, N.A. (incorporated by reference to Exhibit 10.15.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 (Registration No. 000-26929) (the "10-K"))

10.3 Press Release regarding Acquisition of eCredit.com (incorporated by reference to the Registrant's filing on Form 425 filed February 24, 2000 (File No. 132-01812))

10.4 Sublease Agreement dated January 6, 2000 between SP Investments Inc. and Internet Capital Group, Inc. for premises located in Seattle, Washington (incorporated by reference to Exhibit 10.30 to the 10-K)

10.5 Amended and Restated Credit Agreement by and among Internet Capital Group, Inc., ICG Holdings, Inc., The Banks Party Thereto, PNC Bank, National Association, as Administrative Agent, Bank of America, N.A., and Deutsche Bank AG New York Branch/Cayman Island Branch, as Co-Syndication Agents and PNC Capital Markets, Inc., as Lead Arranger (incorporated by reference to Exhibit 10.31 to the Registrant's Registration Statement on Form S-4 filed April 13, 2000 (Registration No. 333-34722) (the "S-4"))

10.6 Press Release regarding Acquisition of RightWorks (incorporated by reference to the Registrant's filing on Form 425 filed March 31, 2000 (File No. 132-01830))

10.7 Exchange Offer Agreement dated as of February 24, 2000 by and among eCredit.com, Inc., Internet Capital Group, Inc. and ICG Holdings, Inc. (incorporated by reference to Exhibit 2.2 of the S-4)

10.8 Recapitalization and Exchange Offer Agreement and Plan of Reorganization by and among Internet Capital Group, Inc., Rain Acquisition Corp., RightWorks Corporation, Suhas Patal, as Shareholder Representative, and Chase Manhattan Trust Company, National Association, as Escrow Agent, dated as of March 7, 2000 (incorporated by reference to Exhibit 2.3 of the S-4)

11.1 Statement Regarding Computation of Per Share Earnings (included herein at Note 1-"Significant Accounting Policies" in the subsection "Net Income (Loss) Per Share" to the Consolidated Financial Statements on page 11 and Note 3-"Net Income (Loss) Per Share" to the Consolidated Financial Statements on page 12)

27.1            Financial Data Schedule for the Quarter ended March 31, 2000

(b)  Reports on Form 8-K

     On January 11, 2000, we filed a Current Report on Form 8-K dated December 29, 1999 to report under Item 2 the execution of the Securities Purchase Agreement between Internet Capital Group and Weirton Steel Corporation. The financial statements required were omitted and were filed by amendment.

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

Date: May 15, 2000                  INTERNET CAPITAL GROUP, INC.

                                    By:     /s/ David D. Gathman
                                            ----------------------------------
                                    Name:   David D. Gathman
                                    Title:  Chief Financial Officer and
                                            Treasurer
                                            (Principal Financial and Principal
                                            Accounting Officer)
                                            (Duly Authorized Officer)

                                 EXHIBIT INDEX


Exhibit number              Description
--------------              -----------

10.1                 Internet Capital Group, Inc. Long-Term Incentive Plan

27.1                 Financial Data Schedule
                     (Electronic filing only)