Form 10-Q
period 2000-06-30
INTERNET CAPITAL GROUP INC
filed 2000-08-14
CIK 1085621

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 2000

                         Commission File Number 0-26929

                            ------------------------


                          INTERNET CAPITAL GROUP, INC.
             (Exact name of registrant as specified in its charter)

                         Delaware                            23-2996071
             (State of other jurisdiction of              (I.R.S. Employer
              incorporation or organization)           Identification Number)

      600 Building, 435 Devon Park Drive, Wayne, PA                 19087
         (Address of principal executive offices)                (Zip Code)


                                 (610) 989-0111
              (Registrant's telephone number, including area code)

                          -----------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

     Number of shares of Common Stock outstanding as of August 9, 2000:
280,152,453 shares.

================================================================================

                          INTERNET CAPITAL GROUP, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                          PART I--FINANCIAL INFORMATION

Item                                                                                                 Page No.
----                                                                                                 --------
Item 1--Financial Statements:
Consolidated Balance Sheets--June 30, 2000 (unaudited) and December 31, 1999.......................         4
Consolidated Statements of Operations (unaudited)--Three and Six Months Ended June 30, 2000
   and 1999........................................................................................         5
Consolidated Statements of Cash Flows (unaudited)--Six Months Ended June 30, 2000
   and 1999........................................................................................         6
Notes to Consolidated Financial Statements.........................................................         7

Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations......        20
Item 3--Quantitative and Qualitative Disclosures About Market Risk.................................        33


                           PART II--OTHER INFORMATION

Item 1--Legal Proceedings...........................................................................       35
Item 2--Changes in Securities and Use of Proceeds...................................................       35
Item 3--Defaults Upon Senior Securities.............................................................       35
Item 4--Submission of Matters to a Vote of Security Holders.........................................       35
Item 5--Other Information...........................................................................       36
Item 6--Exhibits and Reports on Form 8-K............................................................       36

SIGNATURES..........................................................................................       38
Exhibit Index.......................................................................................       39

     This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us and our partner companies, that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "continue," or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed elsewhere in this Report and the risks discussed in our other Securities and Exchange Commission ("SEC") filings, including our Registration on Form S-4 declared effective on August 10, 2000 by the SEC (File No. 333-42528).

     Although we refer in this Report to the companies in which we have acquired an equity ownership interest as our "partner companies" and that we indicate that we have a "partnership" with these companies, we do not act as an agent or legal representative for any of our partner companies, and we do not have the power or authority to legally bind any of our partner companies, and we do not have the types of liabilities in relation to our partner companies that a general partner of a partnership would have.

                          INTERNET CAPITAL GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                         June 30,         December 31,
                                                                                           2000               1999
                                                                                         --------         ------------
(in thousands, except per share data)                                                  (unaudited)
Assets
Current Assets
     Cash and cash equivalents......................................................     $  681,362         $1,343,459
     Short-term investments.........................................................             --              3,359
     Accounts receivable, net.......................................................         13,718              1,207
     Prepaid expenses and other current assets......................................         16,015              6,347
                                                                                         ----------         ----------
             Total current assets...................................................        711,095          1,354,372
Fixed assets, net...................................................................         25,919              4,015
Ownership interests in and advances to Partner Companies............................      1,938,307            547,339
Available-for-sale securities.......................................................        270,080             46,767
Goodwill and other intangible assets, net...........................................      1,191,048             23,649
Deferred taxes......................................................................             --             34,388
Other...............................................................................         63,036             39,854
                                                                                         ----------         ----------
          Total Assets..............................................................     $4,199,485         $2,050,384
                                                                                         ==========         ==========
Liabilities and Stockholders' Equity
Current Liabilities
     Current maturities of long-term debt...........................................       $  1,613           $  3,000
     Accounts payable...............................................................         28,132              6,750
     Accrued expenses...............................................................         32,574              4,205
     Notes payable to Partner Companies.............................................         44,129             34,134
     Other..........................................................................          5,491                903
                                                                                         ----------         ----------
          Total current liabilities                                                         111,939             48,992
Long-term debt......................................................................          3,247              3,185
Other liabilities...................................................................          5,635              4,255
Deferred taxes......................................................................        366,438                ---
Minority interest..................................................................         235,437              7,481
Convertible subordinated notes......................................................        566,250            566,250
                                                                                         ----------         ----------
     Total Liabilities..............................................................     $1,288,946         $  630,163

Commitments and contingencies

Stockholders' Equity
     Preferred stock, $.0l par value; 10,000 shares authorized; None issued.........             --                --
     Common stock, $.001 par value; authorized 2,000,000 shares; 279,342 (2000)
        and 263,579 (1999) issued and outstanding...................................            279               264
     Additional paid-in capital.....................................................      2,911,281         1,513,615
     Retained earnings (accumulated deficit)........................................        138,570           (26,539)
     Unamortized deferred compensation..............................................        (11,796)          (11,846)
     Notes receivable--stockholders..................................................       (72,857)          (79,790)
     Accumulated other comprehensive income (loss)..................................        (54,938)           24,517
                                                                                         ----------        ----------
          Total stockholders' equity................................................      2,910,539         1,420,221
                                                                                         ----------        ----------
               Total Liabilities and Stockholders' Equity...........................     $4,199,485        $2,050,384
                                                                                         ==========        ==========

                See notes to consolidated financial statements.

                           INTERNET CAPITAL GROUP, INC.

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)

                                                                 Three Months Ended              Six Months Ended
                                                                      June 30,                        June 30,
                                                            --------------------------     -------------------------
                                                                2000            1999          2000            1999
                                                            ----------       ---------     ---------       ---------
(in thousands, except per share data)
Revenue.................................................    $    3,375       $   4,480     $   5,205       $   7,591
                                                            ----------       ---------     ---------       ---------

Operating expenses
   Cost of revenue......................................         1,913           2,450         2,602           4,004
   Selling, general and administrative..................        67,325           8,150        97,808          11,687
   Amortization of goodwill
      and other intangibles.............................        93,141           4,506       132,768           6,501
   Research and development expenses....................        11,158             ---        11,158             ---
   Purchased in-process research
      and development...................................        10,850             ---        10,850             ---
                                                            ----------       ---------     ---------       ---------
   Total operating expenses.............................       184,387          15,106       255,186          22,192
                                                            ----------       ---------     ---------       ---------
                                                              (181,012)        (10,626)     (249,981)        (14,601)
Other income, net.......................................         5,499           2,397       663,185          31,074
Interest income.........................................        13,516             975        32,315           1,284
Interest expense........................................       (12,106)           (953)      (21,444)           (967)
                                                            ----------       ---------     ---------       ---------
Income (loss) before income taxes,
 minority interest and equity loss......................      (174,103)         (8,207)      424,075          16,790
Income taxes............................................        92,639           5,134      (116,861)          5,797
Minority interest.......................................        11,376           1,302        17,277           1,448
Equity loss.............................................      (116,778)         (9,439)     (159,382)        (15,166)
                                                            ----------       ---------     ---------       ---------
Net Income (Loss).......................................    $ (186,866)      $ (11,210)    $ 165,109       $   8,869
                                                            ==========       =========     =========       =========

Net Income (Loss) Per Share
   Basic................................................    $     (.70)      $    (.06)    $     .62       $     .06
   Diluted..............................................    $     (.70)      $    (.06)    $     .61       $     .05

Weighed Average Shares Outstanding
   Basic................................................       268,512         177,192       266,352         161,066
   Diluted..............................................       268,512         177,192       271,345         165,526

                See notes to consolidated financial statements.

                          INTERNET CAPITAL GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                           Six Months Ended
                                                                                                June 30,
                                                                                       -------------------------
                                                                                         2000             1999
                                                                                         ----             ----
(in thousands, except per share data)                                                        (in thousands)
Operating Activities
Net income.....................................................................        $ 165,109      $   8,869
Adjustments to reconcile net cash used in operating activities
     Amortization of goodwill and other intangibles............................          132,768          6,501
     Purchased in process research and development.............................           10,850             --
     Depreciation and amortization.............................................           18,375          1,214
     Deferred taxes............................................................          116,861         (5,797)
     Equity loss...............................................................          159,382         15,166
     Other income..............................................................         (663,185)       (31,074)
     Minority interest.........................................................          (17,277)        (1,448)
Changes in assets and liabilities, net of effect of acquisitions:
     Accounts receivable, net..................................................          (10,074)        (2,049)
     Prepaid expenses and other assets.........................................           (9,168)        (1,445)
     Accounts payable..........................................................           18,697          1,773
     Accrued expenses..........................................................           37,380          2,646
     Other revenue.............................................................              321           (118)
                                                                                      ----------      ---------
Cash used in operating activities..............................................          (39,961)        (5,762)
                                                                                      ----------      ---------
Investing Activities
Capital expenditures...........................................................          (43,012)        (1,831)
Proceeds from sales of available-for-sale securities...........................           80,585          2,496
Proceeds from sales of Partner Company ownership interests
      and advances to a shareholder............................................               --          2,655
Advances to partner companies..................................................          (29,333)        (1,193)
Repayment of advances to Partner Companies.....................................           12,982          1,940
Acquisitions of ownership interests in Partner Companies.......................         (733,691)       (98,461)
Other acquisitions.............................................................               --         (2,103)
Proceeds from maturities of short-term investments.............................            2,748             --
Reduction in cash due to deconsolidation of Partner Companies..................             (466)        (5,646)
                                                                                      ----------      ---------
Cash used in investing activities..............................................         (710,187)      (102,143)
                                                                                      ----------      ---------
Financing Activities
Issuance of common stock, net..................................................            1,430         32,020
Long-term debt and capital lease obligations...................................           (3,030)          (150)
Line of credit repayment.......................................................               --           (281)
Proceeds from subordinated convertible notes...................................           15,234         89,270
Distribution to former LLC members.............................................               --        (10,676)
Repayment of advances and loans to employees...................................            6,933             --
Advances to employees..........................................................           (4,097)            (4)
Treasury stock purchase by subsidiary..........................................               --         (4,469)
Issuance of stock by subsidiary................................................           71,581          1,570
                                                                                      ----------      ---------
Cash provided by financing activities..........................................           88,051        107,280
                                                                                      ----------      ---------
Net Decrease in Cash and Cash Equivalents......................................         (662,097)          (625)
Cash and Cash Equivalents at the beginning of period...........................        1,343,459         26,841
                                                                                      ----------      ---------
Cash and Cash Equivalents at the end of period.................................       $  681,362      $  26,216
                                                                                      ==========      =========

                See notes to consolidated financial statements.

                          INTERNET CAPITAL GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Significant Accounting Policies

Description of the Company

     Internet Capital Group, Inc. (the "Company") was formed on March 4, 1996. The Company is an Internet company actively engaged in business-to-business, or B2B, e-commerce through a network of companies. The Company defines e-commerce as conducting or facilitating business transactions over the Internet. As of June 30, 2000, the Company owned interests in 77 companies engaged in e-commerce, which the Company calls its "Partner Companies". The Company's goal is to become the premier B2B e-commerce company. The Company's operating strategy is to integrate its Partner Companies into a collaborative network that leverages the collective knowledge and resources of the Company and the network.

     Although the Company refers to the companies in which it has acquired an equity ownership interest as its "Partner Companies" and indicates that it has a "partnership" with these companies, it does not act as an agent or legal representative for any of its Partner Companies, it does not have the power or authority to legally bind any of its Partner Companies and it does not have the types of liabilities in relation to its Partner Companies that a general partner of a partnership would have.


Basis of Presentation

     On February 2, 1999, the Company converted from a limited liability company ("LLC") to a corporation. All stockholder transactions have been presented as if the conversion occurred on March 4, 1996 (inception).

     The accompanying unaudited consolidated financial statements of the Company for the three and six months ended June 30, 2000 and 1999, included herein, have been prepared by the Company pursuant to the interim financial statements rules and regulations of the SEC. In the opinion of management, the accompanying unaudited consolidated interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of the Company's operations and its cash flows for the three and six months ended June 30, 2000 and 1999 and are not necessarily indicative of the results that may be expected for the year ending December 31, 2000 or for any interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K/A.

     The consolidated financial statements include the accounts of the Company, its wholly owned subsidiary, Internet Capital Group Operations, Inc. (the "Operations Company") and its majority owned subsidiaries Breakaway Solutions, Inc. ("Breakaway Solutions") for the three and six months ended June 30, 1999 and Employeelife.com and iParts, Inc. ("iParts") for the three months ended June 30, 1999. For the three and six months ended June 30, 2000, the consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, the Operations Company and 1999 Internet Capital L.P., ICG Holdings, Inc., 1999 Internet Capital Group (Europe) Limited, and its majority owned subsidiaries, Animated Images, Inc. ("Animated Images"), CyberCrop.com, Inc. ("CyberCrop.com"), EmployeeLife.com, Inc. ("EmployeeLife.com"), ICG Commerce Holdings, Inc. ("ICG Commerce") and iParts, each of which was consolidated since its date of acquisition. For the three months ended June 30, 2000 the consolidated Financial Statements also include the accounts of the Company's majority owned subsidiaries Emptoris, Inc. ("Emptoris"), AssetTRADE.com, Inc. ("AssetTRADE"), Delphion, Inc. ("Delphion"), ICG Asiaworks Ltd. ("ICG Asiaworks"), IndustrialAmerica.com LLC ("Industrial America") and RightWorks Corporation ("RightWorks"). During the three months ended June 30, 2000 the Company's ownership

                          INTERNET CAPITAL GROUP, INC.

1.       Significant Accounting Policies (Continued)

in Employeelife.com dropped below 50% and accordingly, the Company has accounted for its ownership in Employeelife.com as an equity method investment since the date the Company's ownership dropped below 50%.

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

     Consolidation. Partner Companies in which the Company directly or indirectly owns more than 50% of the outstanding voting securities or those we have effective control over are generally accounted for under the consolidation method of accounting. Under this method, a Partner Company's results of operations are reflected within the Company's Consolidated Statements of Operations. All significant intercompany accounts and transactions have been eliminated. Participation of other Partner Company stockholders in the earnings or losses of a consolidated Partner Company is reflected in the caption "Minority interest" in the Company's Consolidated Statements of Operations. Minority interest adjusts the Company's consolidated results of operations to reflect only the Company's share of the earnings or losses of the consolidated Partner Company. The results of operations and cash flows of a consolidated Partner Company are included through the latest interim period in which the Company owned a greater than 50% direct or indirect voting interest for the entire interim period or otherwise exercised control over the Partner Company. Upon dilution of control below 50%, the accounting method is adjusted to the equity or cost method of accounting, as appropriate, for subsequent periods.

     In 1999, the Company acquired a controlling majority interest in Breakaway Solutions for $17.2 million and in Animated Images, CyberCrop.com, EmployeeLife.com, ICG Commerce and iParts for $29.8 million in the aggregate. In 2000, the Company acquired a controlling interest in RightWorks for cash and common stock valued at $776.0 million and in Emptoris, Industrial America, ICG AsiaWorks, AssetTRADE and Delphion for cash and common stock valued at $227.3 million in the aggregate. Breakaway Solutions' operations have historically consisted primarily of implementation of customer relational management systems and custom integration to other related applications. In 1999, Breakaway Solutions expanded to provide service offerings in custom web development and application hosting both through internal expansion and acquisitions. Animated Images operations include software development and consulting services. Emptoris develops procurement management systems and provides consulting services to power e-market places. ICG Commerce provides strategic sourcing consulting and online Internet purchasing. RightWorks provides internet based software for powering B2B digital marketplaces. The other consolidated subsidiaries are development stage companies that have generated negligible revenue since their inception.

     The Company's direct and indirect voting interest in Animated Images, AssetTRADE, CyberCrop.com, Delphion, Emptoris, ICG AsiaWorks, ICG Commerce, Industrial America, iParts and RightWorks at June 30, 2000 was 50%, 51%, 75%, 33%, 57%, 50%, 76%, 69%, 67% and 62%, respectively. Delphion is accounted for as a consolidated Partner Company based on the Company's representation on Delphion's Board of Directors.

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

                          INTERNET CAPITAL GROUP, INC.

1.   Significant Accounting Policies (Continued)


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

     The amount by which the Company's carrying value exceeds its share of the underlying net assets of Partner Companies accounted for under the consolidation or equity method of accounting is amortized on a straight-line basis generally over three to five years. Equity method Partner Company goodwill which was previously classified in equity loss in the Company's consolidated statements of operation has been reclassified to amortization of goodwill and intangibles for all periods presented. The amortization related to equity method Partner Companies for three and six months ended June 30, 2000 was $66.8 million and $104.2 million and for the three and six months ended June 30, 1999 was $3.2 million and $4.7 million.

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

     The Company records its ownership interest in debt securities of Partner Companies accounted for under the cost method at cost because it has the ability and intent to hold these securities until maturity. The Company records its ownership interest in equity securities of Partner Companies accounted for under the cost method at cost, unless these securities have readily determinable fair values based on quoted market prices, in which case these interests are valued at fair value and classified as available-for-sale securities or some other classification in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". In addition to the Company's investments in voting and non-voting equity and debt securities, it also periodically makes advances to its Partner Companies in the form of promissory notes which are accounted for in accordance with SFAS No. 114, "Accounting By Creditors by Impairment of a Loan".

     The Company continually evaluates the carrying value of its ownership interests in and advances to each of its Partner Companies for possible impairment based on achievement of business plan objectives and milestones, the value of each ownership interest in the Partner Company relative to carrying value, the financial condition and prospects of the Partner Company, and other relevant factors. The business plan objectives and milestones the Company considers include, among others, those related to financial performance such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature such as the launching of a web site or the hiring of key employees. The fair value of the Company's ownership interests in and advances to privately held Partner Companies is generally determined based on the value at which independent third parties have invested or have committed to invest in the Partner Companies. During the quarter ended June 30, 2000, the Company recorded an impairment charge of $2.2 million on a Partner Company.

Revenue Recognition

     The Company's revenues were attributable to Breakaway Solutions, Animated Images, AssetTRADE, ICG Commerce, Emptoris and RightWorks for the periods each of these partner companies were accounted for under the consolidation method.

     RightWorks and Emptoris derive revenue from software license fees and services. Fees from licenses are recognized as revenue upon contract execution, provided all shipment obligations have been met, fees are fixed or determinable, collection is probable, and vendor-specific objective evidence exists to allocate the total fee between all elements of the arrangement. Maintenance revenue is recognized ratably over the term of the maintenance

                          INTERNET CAPITAL GROUP, INC.

1.   Significant Accounting Policies (Continued)


contract. Consulting and training revenue is recognized when the services are performed. Animated Images, ICG Commerce, AssetTRADE and Breakaway solutions revenues are generally recorded as services are rendered.

Available-for-Sale Securities

     Available-for-sale securities are reported at fair value, based on quoted market prices, with the net unrealized gain or loss reported as a component of accumulated other comprehensive income (loss) in stockholders' equity.

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

Research and Development

     Research and development costs are charged to expense as incurred.

Intangibles

     Goodwill, the excess of cost over net assets of businesses acquired, and other intangible assets are amortized on a straight-line basis over generally three to five years. Goodwill and other intangible assets at June 30, 2000 of $1.2 billion, net of accumulated amortization of $29.1 million, is attributable to the Company's acquisitions of ownership interests in Animated Images ($5.5 million), AssetTRADE ($35.8 million), CyberCrop.com ($6.4

                          INTERNET CAPITAL GROUP, INC.

1.   Significant Accounting Policies (Continued)

million), Delphion ($68.3 million), Emptoris ($30.4 million), ICG Asiaworks ($9.6 million), ICG Commerce ($36.0 million), Industrial America (($1.2) million), and RightWorks ($1.0 billion). The carrying value of goodwill is evaluated for possible impairment based on achievement of business plan objectives and milestones, the fair value of each ownership interest in and advances to the Partner Company relative to carrying value, the financial condition and prospects of the Partner Company, and other relevant factors. If impairment exists, the carrying amount of the goodwill will be reduced by the estimated shortfall of discounted cash flows.


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

     The Company's effective tax rate for the three and six months ended June 30, 2000 differed from the federal statutory rate of 35% principally due to the impact of state taxes and certain nondeductible expenses. The Company's effective tax rate for the three and six months ended June 30, 1999 differed from the federal statutory rate of 35% principally due to the impact of changing its tax status from an LLC to a corporation on February 2, 1999 and nondeductible permanent differences, principally related to stock compensation. On February 2, 1999, the Company recorded a deferred tax benefit and related deferred tax asset of $7.7 million which primarily represented the excess of tax basis over book basis of its ownership interests in and advances to Partner Companies.

     The Company's net deferred tax liability of $366.4 million at June 30, 2000 primarily consists of deferred tax liabilities of $129.1 million relating primarily to the gain on the sale of a Partner Company for marketable securities partially offset by tax assets resulting from net unrealized depreciation in available-for-sale securities and deferred tax liabilities of $248.9 million relating primarily to the excess of book carrying values over tax carrying values of its Partner Companies.

Net Income (Loss) Per Share

       Basic net income (loss) per share (EPS) is computed using the weighted average number of common shares outstanding during each period. Diluted EPS includes common stock equivalents (unless anti-dilutive) which would arise from the exercise of stock options and conversion of other convertible securities and is adjusted, if applicable, for the effect on net income (loss) of such transactions.

       If a consolidated or equity method Partner Company has dilutive options or securities outstanding, diluted net income per share is computed by deducting from income (loss) from continuing operations the income attributable to the potential exercise of the dilutive options or securities of the Partner Company.

                          INTERNET CAPITAL GROUP, INC.

1.   Significant Accounting Policies (Continued)

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

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain amounts recorded to reflect the Company's share of the income (loss) of its Partner Companies accounted for under the equity method are based on estimates and unaudited results of operations of those Partner Companies and may require adjustments in the future when audits of these entities are made final.

2.   Comprehensive Income (Loss)

     Comprehensive income (loss) is the change in equity of a business enterprise during a period resulting from transactions and other events and circumstances from non-owner sources. Excluding net income (loss), the Company's principal source of comprehensive income (loss) is net unrealized appreciation (depreciation) related to its available-for-sale securities. The following summarizes the components of comprehensive income (loss):

                                                            Three Months Ended             Six Months Ended
                                                                  June 30                       June 30
                                                         --------------------------    ------------------------
(in thousands)                                              2000           1999            2000         1999
                                                         --------------------------    ------------------------
                                                                (UNAUDITED)                  (UNAUDITED)
Net income (loss)                                        $ (186,866)    $ (11,210)      $ 165,109      $ 8,869
Other comprehensive income (loss):
          Unrealized depreciation, net of tax               (19,464)       (2,114)        (95,604)      (1,108)
          Reclassification adjustments, net of tax           32,570            --          15,690           --
          Foreign currency translation adjustment               499            --             459           --
                                                         ----------     ---------       ---------      -------
Comprehensive income (loss)                              $ (173,261)    $ (13,324)      $  85,654      $ 7,761
                                                         ==========     =========       =========      =======

                          INTERNET CAPITAL GROUP, INC.

3.   Net Income Per Share

     The calculations of Net Income (Loss) Per Share were:


                                                            Three Months Ended             Six Months Ended
                                                                  June 30                       June 30
(in thousands)                                              2000           1999            2000         1999
                                                         --------------------------    ------------------------
                                                                (in thousands except for Per Share Data)
Basic                                                           (UNAUDITED)
Net income (loss)                                         $ (186,866)    $ (11,210)       $165,109     $  8,869
                                                          ==========     =========        ========     ========

Average common shares outstanding                            268,512       177,192         266,352      161,066
                                                          ==========     =========        ========     ========

Basic                                                      $    (.70)     $   (.06)        $   .62      $  .06
                                                           =========      ========         =======      =======

Diluted
Net income (loss)                                          $(186,866)     $(11,210)       $165,109     $  8,869
Average common shares outstanding                            268,512       177,192         266,352      161,066
Effect of:
       Dilutive options                                           --            --           4,993        4,116
       Dilutive securities                                        --            --              --          344
                                                           ---------     ---------        --------     --------
Average common shares assuming dilution                      268,512       177,192         271,345      165,526
                                                           =========      ========        =========    =========
     Diluted                                               $    (.70)     $   (.06)       $    .61     $    .05
                                                           =========      ========        =========    =========


     For the three and six months ended June 30, 2000, the impact of the conversion of the Company's convertible subordinated notes has not been included as its impact would be anti-dilutive.

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

                                                             June 30, 2000              December 31, 1999
                                                        ------------------------     ----------------------
                                                        Carrying                     Carrying
                                                          Value       Cost Basis       Value     Cost Basis
                                                        ---------     ----------     --------    ----------
(in thousands)                                                (Unaudited)
Equity Method.......................................   $1,813,596     $1,810,356     $491,977      $578,922
Cost Method.........................................      124,711        124,711       55,362        55,362
                                                       ----------     ----------     --------      --------
                                                       $1,938,307     $1,935,067     $547,339      $634,284
                                                       ==========     ==========     ========      ========

                          INTERNET CAPITAL GROUP, INC.

4.   Ownership Interests In and Advances to Partner Companies (Continued)

     At June 30, 2000, the Company's carrying value in its Partner Companies accounted for under the equity method exceeded its share of the underlying equity in the net assets of such companies by $1.01 billion. This excess relates to ownership interests acquired through June 30, 2000 and is generally being amortized over a three year period. Amortization expense of $66.8 million and $104.2 million is included in amortization of goodwill and intangibles in the accompanying Consolidated Statements of Operations for the three and six months ended June 30, 2000, respectively.

     The following unaudited summarized financial information for Partner Companies accounted for under the equity method of accounting at June 30, 2000 and 1999 has been compiled from the financial statements of the respective Partner Companies:

 ----------------------------------------------------------------------------------------------------
                                                Three Months Ended              Six Months Ended
                                                ------------------              ----------------
                                                    June 30,                       June 30,
                                                    --------                       --------
 ----------------------------------------------------------------------------------------------------
 (in thousands)                               2000             1999           2000          1999
                                              ----             ----           ----          ----
 ----------------------------------------------------------------------------------------------------
      Revenue.........................        $ 358,768        $26,176         $ 509,766   $ 37,580
 ----------------------------------------------------------------------------------------------------
      Net Loss........................        $(360,995)       $(29,947)       $(501,699)  $(47,048)
 ----------------------------------------------------------------------------------------------------

5.   Debt

Convertible Subordinated Notes

     In December, 1999, the Company issued $566.3 million of convertible subordinated notes. The notes bear interest at an annual rate of 5.5% and mature in December, 2004. The notes are convertible at the option of the holder, at any time on or before maturity into shares of the Company's common stock at a conversion price of $127.44 per share, which is equal to a conversion rate of
7.8468 shares per $1,000 principal of notes. Additionally, the notes may be redeemed by the Company if the Company's closing stock price exceeds 150% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days. The conversion rate is subject to adjustment. The Company recorded interest expense of $9.2 million and $18.4 million relating to these notes during the three and six months ended June 30, 2000 with interest payments due semi annually through December 21, 2004. Issuance costs of $18.3 million were recorded in other assets and are being amortized as interest expense over the term of the notes using the effective interest method. The fair value of the convertible subordinated notes is approximately $384.9 million.

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

     The revolving facility and line of credit are subject to .375% and .25% unused commitment fees, respectively, bear interest, at the Company's option at LIBOR plus 2.0% or the lenders' Base Rate (the lenders' Base Rate being the greater of (i) the prime rate or (ii) the Federal Funds Rate plus .5%) and are secured by substantially all of the Company's assets (including the Company's holdings in its domestic Partner Companies). Borrowing availability under the facility is based on the fair market value of the Company's holdings of publicly traded Partner Companies and the value, as defined in the facility, of the Company's private Partner Companies. The credit facility contains certain financial covenants which include restrictions on, among other things, dispositions, certain other indebtedness and payment of dividends and similar distributions. No amounts were outstanding on these facilities as of June 30, 2000. Letters of Credit of $5.6 million have been issued as of June 30, 2000 and have reduced availability under the facility by such amounts. At June 30, 2000, based on the provisions of the borrowing base, the full borrowing base was available, less outstanding letters of credit.

                          INTERNET CAPITAL GROUP, INC.

5.   Debt (Continued)

Long-Term Debt

     The Company's long-term debt of $3.2 million (net of current portion of $1.6 million) relates to its Consolidated Partner Companies, is non-recourse to the Company, and primarily consists of secured notes due to stockholders and outside lenders of ICG Commerce and RightWorks and capital lease commitments.

6.  Acquisitions

     In May 2000, the Company acquired a 50.2% interest in Harbour Ring International Holdings Limited, a listed company on the Hong Kong Stock
Exchange which was renamed ICG AsiaWorks, for approximately $116.5 million in cash. ICG AsiaWorks will be the Company's platform for acquiring and building market maker and internet infrastructure companies in the Asia region. While there is no immediate plan for disposal, it is the intention of ICG AsiaWorks to dispose of two subsidiaries of ICG AsiaWorks which operate unrelated businesses. Due to its intention to dispose of these businesses as well as certain contractual arrangements which result in a lack of effective control and substantial restrictions on management, ICG AsiaWorks does not consolidate these businesses for financial reporting purposes.

     In June 2000, the Company acquired a 62% interest in RightWorks for 5,892,048 shares of the Company's common stock valued at approximately $754 million and $22 million in cash. RightWorks is a provider of B2B exchange software which offers an extensive range of capabilities to market makers.

     Due to the Company's majority ownership positions in the above Partner Companies it has accounted for interests in these companies under the consolidation method of accounting. The Company utilized the purchase method of accounting for the acquisition of these Partner Companies and, accordingly, the purchase prices have been allocated to the assets purchased and the liabilities assumed based upon their fair value at the date of acquisition. The purchase price allocations for each of the above acquisitions was allocated as follows:

   (in thousands)                             RightWorks         ICG AsiaWorks
                                              ----------         -------------

   Working capital                                $29,596           $183,772
   Other assets (liabilities), net                  3,166             28,989
   Deferred tax liabilities                       269,724                ---
   Developed technology                            21,700                ---
   Other identifiable intangible assets            17,360                ---
   Goodwill                                       976,103              9,876
   In-process research and development             10,850                ---

     Purchased in-process research and development (IPR&D) represents the value assigned to research and development projects of RightWorks which were not complete at the acquisition date and had no alternative future use. In accordance with SFAS No. 2, "Accounting for Research and Development Costs," and FASB interpretation No.4 "Applicability of SFAS No.2 to Business Combinations Accounted For By The Purchase Method," amounts assigned to IPR&D meeting the above stated criteria must be charged to expense as part of the allocation of purchase price of a business combination. The IPR&D was valued using the income approach, which includes an analysis of the markets, cash flows, risks associated with achieving such cash flows, fair returns on all identifiable assets and consideration of the stage of completion of such projects. The IPR&D charge, which had no associated tax benefit, was classified as an operating expense on the Company's consolidated statement of operations.

                          INTERNET CAPITAL GROUP, INC.

6.  Acquisitions (Continued)

     The above allocations of purchase price are preliminary and subject to adjustment upon finalization of the purchase accounting. Goodwill and other intangible assets are being amortized on a straight-line basis over a period of three years.

     In June 2000 the Company acquired a 39% interest in eCredit.com, ("eCredit") Inc. for 4,655,558 shares of the Company's common stock valued at approximately $424.7 million. eCredit.com provides real-time credit, financing and related services to e-businesses over an internet based platform which connects businesses to financing partners and information sources at the point of sale. The Company also obtained a warrant to purchase an additional 1.6 million shares of eCredit.com from time to time at any time from the effective date of a qualified initial public offering, as defined in the warrant agreement, or a change in control for a period of four years. The investment in eCredit.com has been accounted for using the equity method of accounting.

     In addition to the above transactions during the six months ended June 30, 2000 the Company paid $869.9 million in cash in the aggregate to acquire interests in or make advances to new and existing partner companies. These companies included: Arbinet Communications, AssetTRADE.com, Autovia Corporation, Blackboard, Inc., Benchmarking Partners, Inc., Buy.co.UK Limited, BuyMedia.com, Inc., Breakaway Solutions, Cargobiz.com AG., CentriMed.com, Inc., ClearCommerce Corporation, Collabria, Inc., CommerceQuest, Inc., ComputerJobs.com, CourtLink/Justicelink, e-Chemicals, Inc., CreditTrade, Cybercrop.com, Delphion, Deja.com, GoIndustry AG, eCatalogs, Inc. eColony, eMetra Inc. Emptoris, Entegrity Solutions, EumediX, Eu-Supply.com Svenska AB, FOL NetworksLimited, Freeborders.com, Inc., Internet Commerce Systems, Inc., VOWS Interactive Limited (dba Mesania), ICG Commerce, Industrial America, Internet Healthcare Group, LLC., iSky, Inc., LinkShare Corporation, Logistics.com, Inc., Jamcracker, Inc., MetalSite, L.P., NationStreet, Inc., NetVendor, Inc., Onvia.com Corporation, PaperExchange.com, Inc., Print Mountain, Ltd., Retail Exchange.com, Inc., ServiceSoft, Inc., Simplexis.com, StarCite, Inc., Syncra Systems, Inc., Tibersoft Corp., TALPX, Inc., TeamOn.com, Inc., Traffic.com, Inc., Universal Access, Inc., VerticalNet Europe, Inc., and Vivant Corporation. During the six months ended June 30 2000, the Company also acquired an interest in new and existing partner companies for 3,930,252 shares of the Company's common stock valued at approximately $170.2 million. These companies included: eChemicals, Inc., Breakaway Solutions, CommerceQuest, Inc., ComputerJobs.com, Inc. and Emptoris.

     Presented below is unaudited selected proforma financial information for the six month periods ended June 30, 2000 as if the above noted acquisitions occurred at the beginning of the period. The unaudited selected financial information are not indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of the period presented and is not intended to be a projection of future results.

                                                 Six months ended
                                                   June 30, 2000
                                                 ----------------
         (in thousands except per share data)
         Revenue                                   $  19,895
         Net loss                                   (113,279)
         Net Income (Loss) per share
           Basic                                        (.41)
           Diluted                                      (.41)

                          INTERNET CAPITAL GROUP, INC.

7.   Segment Information

     The Company's reportable segments, using the "management approach" under SFAS 131, "Disclosures About Segments of a Business Enterprise and Related Information," consist of Partner Company Operations and General ICG Operations. Partner Company Operations includes the effect of consolidating Breakaway Solutions for the three and six months ended June 30, 1999 and Animated Images, CyberCrop.com, EmployeeLife.com, ICG Commerce and iParts for the three and six months ended June 30, 2000 and Emptoris, Delphion, AssetTRADE, ICG Asiaworks, Industrial America and Rightworks for the three months ended June 30, 2000 and recording the Company's share of earnings and losses of Partner Companies accounted for under the equity method of accounting. During the three months ended June 30, 2000 our ownership in EmployeeLife.com dropped below 50% and accordingly, the Company has accounted for its ownership in EmployeeLife.com as an equity method investment since the date the Company's ownership dropped below 50%.

     Breakaway Solutions' operations include implementation of various computer applications. Animated Images' operations include software development and consulting services. ICG Commerce's operations include purchasing services and consulting services. RightWorks provides internet based software for powering B2B digital marketplaces. Emptoris develops procurement management systems and provides consulting services to power e-market places. AssetTRADE, CyberCrop.com, Delphion, EmployeeLife.com, ICG Asiaworks and iParts are development stage companies that have generated negligible revenue since their inception. Partner Companies accounted for under the equity method of accounting operate in various businesses. General ICG Operations represents the expenses of providing strategic and operational support to the Partner Companies, as well as the related administrative costs. General ICG Operations also includes the effect of transactions and other events incidental to the Company's general operations and the Company's ownership interests in and advances to Partner Companies. The Company's and Partner Companies' operations were conducted principally in the United States of America during all periods presented.

     The following summarizes the unaudited information related to the Company's segments. All significant intersegment activity has been eliminated. Assets are owned or allocated assets used by each operating segment.

                          INTERNET CAPITAL GROUP, INC.

7.   Segment Information (Continued)


                                                                 Three Months Ended             Six Months Ended
(in thousands)                                                        June 30,                      June 30,
                                                                -------------------------      ----------------------
                                                                  2000            1999           2000          1999
                                                                  ----            ----           ----          ----
Partner Company Operations
    Revenue                                                    $    3,375       $   4,480     $    5,205    $   7,591
                                                               ----------       ---------     ----------    ---------
Operating expenses
   Cost of revenue                                                  1,913           2,450          2,602        4,004
   Selling general and administrative                              41,016           4,364         54,610        6,168
   Research and development                                         2,197             ---          2,197          ---
   Purchased in process research and development                   10,850             ---         10,850          ---
   Amortization of goodwill and other intangibles                  93,141           4,506        132,768        6,501
                                                               ----------       ---------     ----------    ---------
   Total operating expenses                                       149,117          11,320        203,027       16,673

                                                                 (145,742)         (6,840)      (197,993)      (9,082)
   Other income (expense), net                                          2              (1)             2           (7)
    Interest income                                                 2,770              30          2,899           61
    Interest expense                                               (1,946)            (40)        (2,072)         (54)
                                                               ----------       ---------     ----------    ---------
Income (loss) before income taxes,
Minority interest and equity income (loss)                       (144,916)         (6,851)      (196,993)      (9,082)

    Income taxes                                                      ---             ---            770          ---
    Minority interest                                              11,376           1,302         17,277        1,448
    Equity income (loss)                                         (116,778)         (9,439)      (159,382)     (15,166)
                                                               ----------       ---------     ----------    ---------
Loss from Partner Company Operations                           $ (250,318)      $ (14,988)    $ (338,328)   $ (22,800)
                                                               ==========       =========     ==========    =========

General ICG Operations
Research and development                                            8,961             ---          8,961          ---
General and administrative                                         26,309           3,786         43,198        5,519
                                                               ----------       ---------     ----------    ---------
                                                                  (35,270)         (3,786)       (52,159)      (5,519)
Other income (expense), net                                         5,497           2,398        663,183       31,081
Interest Income (expense), net                                        586              32         10,044          310
Income Taxes                                                       92,639           5,134       (117,631)       5,797
                                                               ----------       ---------     ----------    ---------
Income (loss) from General ICG Operations                      $   63,452       $   3,778     $  503,437    $  31,669
                                                               ==========       =========     ==========    =========

                                                                                          June 30,    December 31,
                                                                                           2000           1999
                                                                                         ----------  --------------
                                                                                              (in thousands)
                                                                                         (Unaudited)
Assets
Partner Company Operations
     Cash and cash equivalents.........................................................    $  328,274    $   16,899
     Carrying value of equity method Partner Companies.................................     1,813,596       491,977
     Goodwill and other intangible assets..............................................     1,191,048        23,649
     Other.............................................................................        68,857         4,527
                                                                                           ----------    ----------
                                                                                            3,401,775       537,052
                                                                                           ----------    ----------
General ICG Operations
     Cash and cash equivalents.........................................................       353,088     1,326,560
     Carrying value of cost method Partner Companies...................................       124,711        55,362
     Other.............................................................................       319,911       131,410
                                                                                           ----------    ----------
                                                                                              797,710     1,513,332
                                                                                           ----------    ----------
                                                                                           $4,199,485    $2,050,384
                                                                                           ===========   ==========

                          INTERNET CAPITAL GROUP, INC.

8.   Parent Company Financial Information

     Parent company financial information is provided to present the financial position and results of operations of the Company as if Animated Images, AssetTRADE, Breakaway Solutions, CyberCrop.com, Delphion, EmployeeLife.com, Emptoris, ICG Asiaworks, ICG Commerce, Industrial America, iParts and RightWorks ("consolidated companies") were accounted for under the equity method of accounting for all applicable periods presented. The Company's share of the consolidated companies' losses is included in "Equity income (loss)" in the Parent Company Statements of Operations for all periods presented based on the Company's ownership percentage in each period. The carrying value of the consolidated companies as of June 30, 2000 and December 31, 1999 is included in "Ownership interests in and advances to Partner Companies" in the Parent Company Balance Sheets.

Parent Company Balance Sheets

                                                                         June 30,    December 31,
                                                                           2000          1999
                                                                        ----------   ------------
                                                                           (in thousands)
                                                                      (Unaudited)
Assets
     Current assets.................................................     $ 368,386   $1,332,803
     Ownership interests in and advances to Partner Companies.......     3,237,013      571,706
     Other..........................................................       304,613      125,166
                                                                        ----------   ----------
          Total assets..............................................     3,910,012    2,029,675
                                                                        ----------   ----------
Liabilities and stockholders' equity
     Current liabilities............................................        66,430       43,204
     Non-current liabilities........................................       933,043      566,250
     Stockholders' equity...........................................     2,910,539    1,420,221
                                                                        ----------   ----------
          Total liabilities and stockholders' equity................    $3,910,012   $2,029,675
                                                                        ==========   ==========


Parent Company Statements of Operations

                                                                  Three Months Ended              Six Months Ended
                                                                       June 30,                        June 30,
                                                                 ----------------------         --------------------
                                                                  2000            1999           2000          1999
                                                                  ----            ----           ----          ----
(Unaudited)
Revenue                                                          $     --        $     --       $     --      $    --
                                                                 --------        --------       --------      -------
Operating expenses
     Research and development                                       8,961              --          8,961           --
     In process research and development                           10,850              --         10,850           --
     Amortization of goodwill and intangibles                      87,435           4,186        125,867        6,181
     General and administrative                                    26,309           3,786         43,198        5,519
                                                               ----------       ---------       --------     --------
   Total operating expenses                                       133,555           7,972        188,876       11,700
                                                               ----------       ---------       --------     --------

Other income net                                                    5,497           2,398        663,183       31,081
Interest income, net                                                  586              32         10,044          310
                                                               ----------       ---------       --------     --------
Income (loss) before income taxes,
     And equity income (loss)                                    (127,472)         (5,542)       484,351       19,691
Income taxes                                                       92,639           5,134       (117,631)       5,797
Equity income (loss)                                             (152,033)        (10,802)      (201,611)     (16,619)
                                                               ----------       ---------       --------     --------
Net income (loss)                                              $(186,866)       ($11,210)       $165,109     $  8,869
                                                               ==========       =========       ========     ========

ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. We have based these forward-looking statements on our current expectations and projections about future events. These forward looking statements are subject to risks, uncertainties and assumptions about us and our partner companies, including, among other things:

    --   development of an e-commerce market,

    -- our ability to identify trends in our markets and the markets of our partner companies and to offer new solutions that address the changing needs of these markets,

    --   our ability to successfully execute our business model,

    -- our partner companies' ability to compete successfully against direct and indirect competitors,

    --   our ability to acquire interests in additional companies,

    --   growth in demand for Internet products and services,

    --   adoption of the Internet as an advertising medium,

    --   our ability to successfully expand our business internationally, and

    --   our ability to raise capital if necessary.

     Our actual results could differ materially from those anticipated in these forward-looking statements as a result of these factors.

General

     Internet Capital Group, Inc. ("ICG") is an Internet company actively engaged in B2B e-commerce through a network of partner companies. As of June 30, 2000 we owned interests in 77 B2B e-commerce companies which we refer to as our partner companies. We focus on two types of B2B e-commerce companies, which we call market makers and enabling service providers.

     Although we refer in this report to the companies in which we have acquired an equity ownership interest as our "partner companies" and indicate that we have a "partnership" with these companies, we do not act as an agent or legal representative for any of our partner companies, and we do not have the power or authority to legally bind any of our partner companies, and we do not have the types of liabilities in relation to our partner companies that a general partner of a partnership would have.

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

     We operate in an industry which is rapidly evolving and extremely competitive. It is reasonably possible that our accounting estimates with respect to the useful life and ultimate recoverability of goodwill could change in the near term and that the effect of such changes on the financial statements could be material. While we currently believe that the recorded amount of goodwill is not impaired, there can be no assurance that our future results will confirm this assessment or that a significant write-down or write-off of goodwill will not be required in the future.

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

     Consolidation. Partner companies in which we directly or indirectly own more than 50% of the outstanding voting securities or those we have effective control over are generally accounted for under the consolidation method of accounting. Under this method, a partner company's accounts are reflected within our Consolidated Statements of Operations. Participation of other partner company stockholders in the earnings or losses of a consolidated partner company is reflected in the caption "Minority interest" in our Consolidated Statements of Operations. Minority interest adjusts our consolidated net results of operations to reflect only our share of the earnings or losses of the consolidated partner company.

     We acquired controlling majority ownership interests in Breakaway Solutions during the three months ended March 31, 1999, EmployeeLife.com and iParts during the three months ended June 30, 1999, CyberCrop.com during the three months ended September 30, 1999 and Animated Images and ICG Commerce during the three months ended December 31, 1999 and AssetTRADE, Delphion, Emptoris, ICG Asiaworks, IndustrialAmerica and RightWorks during the three month period ended June 30, 2000, each of which was consolidated from the date of its acquisition. Due to Breakaway Solutions' initial public offering in October 1999, our voting ownership interest in Breakaway Solutions decreased below 50% and we have accounted for Breakaway Solutions under the equity method of accounting since October 1999. During the three months ended June 30, 2000 our ownership in EmployeeLife.com dropped below 50% and accordingly, we have accounted for our ownership in EmployeeLife.com as an equity method investment since that date. As of June 30, 2000, Animated Images, AssetTRADE, CyberCrop.com, Delphion, Emptoris, ICG Asiaworks, IndustrialAmerica, ICG Commerce, iParts and RightWorks were our only consolidated partner companies.

     The effect of a partner company's net results of operations on our net results of operations is generally the same under either the consolidation method of accounting or the equity method of accounting, because under each of these methods only our share of the earnings or losses of a partner company is reflected in our net results of operations in the Consolidated Statements of Operations.

     Equity Method. Partner companies whose results we do not consolidate, but over whom we exercise significant influence, are generally accounted for under the equity method of accounting. Whether or not we exercise significant influence with respect to a partner company depends on an evaluation of several factors including, among others, representation on the partner company's board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the partner company, including voting rights associated with our holdings in common, preferred and other convertible instruments in the partner company. Under the equity method of accounting, a partner company's accounts are not reflected within our Consolidated Statements of Operations; however, our share of the earnings or losses of the partner company is reflected in the caption "Equity income (loss)" in the Consolidated Statements of Operations. As of December 31, 1999, we accounted for 31 of our partner companies under the equity method of accounting. As of June 30, 2000, we accounted for 54 of our partner companies under this method.

     Our partner companies accounted for under the equity method of accounting at December 31, 1999 and June 30, 2000 included:



                                                                                                          Voting Ownership
                                                                                     Partner         ---------------------------
                                                                                     Company         December 31,       June 30,
                                                                                      Since             1999              2000
                                                                                     -------         ------------       --------
EQUITY METHOD:
     AssetTRADE.com, Inc........................................................      1999                17%              N/A
     AUTOVIA Corporation........................................................      1998                N/A              20%
     BidCom, Inc................................................................      1999                35%              31%
     Blackboard, Inc............................................................      1998                29%              27%
     Breakaway Solutions, Inc...................................................      1999                40%              33%
     Buy.co.uk. limited.........................................................      2000                N/A              33%
     BuyMedia.com Inc...........................................................      2000                N/A              34%
     CapSpan LLC................................................................      2000                N/A              33%
     CentriMed.com, Inc.........................................................      2000                N/A              47%
     CommerceQuest, Inc.........................................................      1998                28%              32%
     Commerx, Inc...............................................................      1998                40%              39%
     ComputerJobs.com, Inc......................................................      1998                33%              48%
     CreditTrade................................................................      2000                N/A              25%
     Data West Corporation (dba CourtLink, Inc).................................      1999                19%              33%
     DNI Holdings, Inc. (dba Blackbird).........................................      2000                N/A              20%
     eCatalogs, Inc.............................................................      2000                N/A              27%
     e-Chemicals, Inc...........................................................      1998                N/A              46%
     eColony....................................................................      2000                N/A              20%
     eCredit.com, Inc...........................................................      2000                N/A              39%
     eMarketWorld, Inc..........................................................      1999                42%              42%
     eMerge Interactive, Inc....................................................      1999                45%              39%
     eMetra Ltd.................................................................      2000                N/A              45%
     EmployeeLife.com, Inc......................................................      1999                N/A              49%
     EmediX.com BV..............................................................      2000                N/A              37%
     eu-supply.com..............................................................      2000                N/A              29%
     FOL Networks Limited.......................................................      2000                N/A              32%
     Freeborders.com, Inc.......................................................      2000                N/A              46%
     Internet Commerce Systems, Inc.............................................      1999                43%              43%
     Internet Healthcare Group L.L.C............................................      2000                N/A              35%
     Investor Force Holdings, Inc...............................................      1999                49%              43%
     iSky, Inc..................................................................      1996                31%              28%
     Jamcracker, Inc............................................................      1999                24%              24%
     JusticeLink................................................................      1999                37%              N/A
     LinkShare Corporation......................................................      1998                34%              39%
     Logistics.com, Inc.........................................................      2000                N/A              34%
     Mesania....................................................................      2000                N/A              50%
     MetalSite L.P..............................................................      1999                44%              43%
     NationStreet, Inc..........................................................      1999                38%              38%
     NetVendor, Inc.............................................................      1999                27%              37%
     Onvia.com, Inc.............................................................      1999                23%              21%
     PaperExchange.com, LLC.....................................................      1999                24%              22%



                                                                                                          Voting Ownership
                                                                                     Partner         ---------------------------
                                                                                     Company         December 31,       June 30,
                                                                                      Since             1999              2000
                                                                                     -------         ------------       --------
     PrintMountain Inc. ........................................................      2000                N/A              33%
     Retail Exchange, Inc.......................................................      1999                30%              32%
     SageMaker, Inc.............................................................      1998                21%              21%
     Simplexis.com Corporation..................................................      2000                N/A              48%
     StarCite, Inc..............................................................      1999                43%              38%
     Syncra Systems, Inc. ......................................................      1998                35%              36%
     TALPX Inc..................................................................      2000                N/A              28%
     TeamOn.com, Inc............................................................      2000                N/A              34%
     Tibersoft Corporation......................................................      2000                N/A              28%
     traffic.com, Inc...........................................................      1999                20%              32%
     United Messaging, Inc......................................................      1999                37%              36%
     Universal Access, Inc......................................................      1999                24%              23%
     USgift.com Corporation.....................................................      1999                38%              38%
     VerticalNet, Inc...........................................................      1996                34%              29%
     Vivant! Corporation........................................................      1998                31%              38%

     As of June 30, 2000, we owned voting convertible preferred stock in all companies listed except Breakaway Solutions, eMerge Interactive, Onvia.com, Universal Access and VerticalNet, in which we owned voting common stock and CommerceQuest and e-Chemicals, in which we owned non-voting convertible debentures. We also owned voting common stock in a number of these partner companies and have representation on the board of directors of all of the above partner companies. During the three months ended March 31, 2000 Plan Sponsor Exchange, Inc. changed its name to InvestorForce.com, which in turn was succeeded by Investor Force Holdings, Inc., CourtLink, Inc. merged with JusticeLink, Inc., and Residential Delivery Services, Inc. changed its name to NationStreet, Inc.

     Those partner companies listed with a voting ownership of "N/A" reflects that either these companies were accounted for under a different method at that time (AUTOVIA Corporation and e-Chemicals were accounted for under the cost method of accounting at December 31, 1999) or we had not acquired an interest in the partner company as of December 31, 1999.

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

     Our partner companies accounted for under the cost method of accounting at December 31, 1999 and June 30, 2000 included:

                                                                                                          Voting Ownership
                                                                                     Partner         ---------------------------
                                                                                     Company         December 31,       June 30,
                                                                                      Since              1999             2000
                                                                                     -------         ------------       --------
COST METHOD:
     Arbinet-thexchange, Inc. ..................................................      1999                8%               8%
     AUTOVIA Corporation........................................................      1998               16%              N/A
     Benchmarking Partners, Inc.................................................      1996               12%              19%
     Cargo Biz..................................................................      2000               N/A              15%
     ClearCommerce Corp.........................................................      1997               15%              11%
     Collabria, Inc.............................................................      1999               11%              13%
     Context Integration, Inc...................................................      1997               14%              12%
     Deja.com, Inc..............................................................      1997                2%               2%
     e-Chemicals, Inc...........................................................      1998                0%              N/A
     Entegrity Solutions Corporation............................................      1996               11%               9%
     GoIndustry AG..............................................................      2000               N/A              19%

                                                                                                          Voting Ownership
                                                                                     Partner         ---------------------------
                                                                                     Company         December 31,       June 30,
                                                                                      Since              1999             2000
                                                                                     -------         ------------       --------
     Persona, Inc...............................................................      1998                8%               7%
     Servicesoft Technologies, Inc..............................................      1998                5%               5%
     TRADEX Technologies, Inc...................................................      1999               10%              N/A
     U.S. Interactive, Inc......................................................      1996                3%               2%
     VerticalNet Europe.........................................................      2000               N/A              11%

     As of June 30, 2000, we owned voting convertible preferred stock in all companies listed except Benchmarking Partners and Deja.com, in which we owned non-voting convertible preferred stock and voting common stock, and US Interactive, Inc., in which we owned voting common stock. We also owned voting common stock in a number of these partner companies and in most cases have representation on the board of directors of the above partner companies. We record our ownership in debt securities at cost as we have the ability and intent to hold these securities until maturity. In addition to our investments in voting and non-voting equity and debt securities, we also periodically make advances to our partner companies in the form of promissory notes. There were advances to cost method partner companies totaling $3.0 million at June 30, 2000. During the period ended June 30, 2000, PrivaSeek, Inc. changed its name to Persona, Inc. Additionally, Farming OnLine Ltd changed its name to FOL Networks Limited, Purchasing Solutions, Inc. changed its name to ICG Commerce Holdings, Inc., ICG Patent, Inc. changed its name to Delphion, Inc., Arbinet Communications changed its name to Arbinet-thexchange, Inc., and ServiceSoft Technologies, Inc., changed its name to ServiceSoft, Inc.

     Those Partner Companies listed with a voting ownership of "N/A" reflects that either these companies were accounted for under a different method at that time (AUTOVIA Corporation and e-Chemicals changed from cost method companies at December 31, 1999 to equity method companies at June 30, 2000) or, in the case of TRADEX, we sold our ownership interest during the period ended June 30, 2000.

     Most of our cost method partner companies are in a very early stage of development and have not generated significant revenues. In addition, most cost method partner companies incurred substantial losses in 1999 and in the six months ended June 30, 2000 and are expected to continue to incur substantial losses in 2000. None of our cost method partner companies have paid dividends during our period of ownership and they generally do not intend to pay dividends in the foreseeable future. US Interactive is accounted for under Statement of Financial and Accounting Standards No. 115.

Effect of Various Accounting Methods on the Presentation of our Financial Statements

     The presentation of our financial statements may differ from period to period primarily due to whether or not we apply the consolidation method of accounting or the equity method of accounting. For example, we consolidated Breakaway Solutions' financial statements from the date of acquisition through September 30, 1999 and EmployeeLife.com from the date of acquisition through March 31, 2000. Due to Breakaway Solutions' initial public offering in October 1999, and additional equity transactions effected for EmployeeLife.com subsequent to March 31, 2000, our voting ownership interest in Breakaway Solutions and EmployeeLife.com decreased to below 50%. Therefore, we have applied the equity method of accounting since these dates.

     We acquired controlling majority voting interests in Breakaway Solutions during the three months ended March 31, 1999, EmployeeLife.com and iParts during the three months ended June 30, 1999, and CyberCrop.com during the three months ended September 30, 1999, and Animated Images and ICG Commerce during the three months ended December 31, 1999 and Emptoris, AssetTRADE, Delphion, IndustrialAmerica, ICG AsiaWorks and RightWorks during the three months ended June 30, 2000, each of which was consolidated from the date of its acquisition. The presentation of our consolidated financial statements looks substantially different as a result of consolidating Animated Images, AssetTRADE, CyberCrop.com, Delphion, Emptoris, ICG Asiaworks, ICG Commerce, Industrial America, iParts and RightWorks and no longer consolidating Breakaway Solutions and EmployeeLife.com in our financial statements for the three and six months ended June 30, 2000 versus comparable periods in the prior year.

     To understand our net results of operations and financial position without the effect of consolidating our majority owned subsidiaries, Note 8 to our Consolidated Financial Statements summarizes our Parent Company Statements of Operations and Balance Sheets which treat our majority owned subsidiaries as if they were accounted for under the equity method of accounting for all periods presented. Our share of the losses of Animated Images, AssetTRADE, Breakaway Solutions, CyberCrop.com, Delphion, Emptoris, ICG Asiaworks, ICG Commerce, Industrial America, iParts and RightWorks is included in "Equity income (loss)" in the Parent Company Statements of Operations. The carrying value of Animated Images, Breakaway Solutions, CyberCrop.com, EmployeeLife.com,

Delphion, Emptoris, ICG Asiaworks, ICG Commerce, IndustrialAmerica, iParts and RightWorks, as of June 30, 2000, is included in "Ownership interests in and advances to Partner Companies" in the Parent Company Balance Sheets.

Net Results of Operations

     Our reportable segments determined in accordance with Statement of Financial Accounting Standards No. 131 are Partner Company Operations and General ICG Operations. Partner Company Operations includes the effect of consolidating Animated Images, AssetTRADE, Breakaway Solutions, CyberCrop.com, Delphion, Emptoris, EmployeeLife.com, ICG Asiaworks, ICG Commerce, IndustrialAmerica, iParts and RightWorks from their dates of acquisition, and recording our share of earnings or losses of partner companies accounted for under the equity method of accounting. General ICG Operations represents the expenses of providing strategic and operational support to our partner companies, as well as the related administrative costs related to these expenses. General ICG Operations also includes the effect of transactions and other events incidental to our ownership interests in our partner companies and our operations in general.

Net Results of Operations-Partner Company Operations

Consolidated Companies--Analysis of the periods ended June 30, 2000 and 1999.

     For the three and six months ended June 30, 1999, Breakaway Solutions was consolidated and accounted for nearly all of our consolidated revenue and a significant portion of our consolidated operating expenses. Breakaway Solutions had been accounted for under the equity method since October 1999 and discussion related to Breakaway Solutions' results of operations can be found under the heading "Equity Income (Loss)".

     Animated Images, CyberCrop.com, EmployeeLife.com, ICG Commerce and iParts were consolidated during the three and six month period ended June 30, 2000, and Emptoris, Delphion, ICG Asiaworks, IndustrialAmerica and RightWorks were consolidated from their dates of acquisition for the three months ended June 30, 2000 and EmployeeLife.com was consolidated from its date of acquisition through March 31, 2000. Due to additional equity investments in AssetTRADE it was consolidated at June 30, 2000. The consolidated partner companies accounted for $3.4 million and $50.8 million for the three months ended June 30, 2000 and $5.2 million and $66.3 million for the six months ended June 30, 2000, of our Partner Company Operations' revenue and operating expenses, respectively. AssetTRADE, CyberCrop.com, Delphion, Emptoris, EmployeeLife.com, ICG Asiaworks, IndustrialAmerica and iParts, which are development stage companies, have generated negligible revenue since their inception, and incurred aggregate operating expenses of $19.7 million, and $23.3 million, during the three and six months ended June 30, 2000, respectively. Animated Images, ICG Commerce and RightWorks generated aggregate revenues of approximately $1.7 million and $3.5 million, during the three and six months ended June 30, 2000, respectively, and incurred aggregate operating expenses of $31.1 million, and $43.0 million, consisting primarily of selling, general and administrative expenses as they deploy their business models. Also included in selling, general and administrative expenses was $20.6 million and $21.6 million, of goodwill amortization related to our acquisitions of these partner companies for the three and six months ended June 30, 2000, respectively.

     During the three months ended June 30, 2000 we acquired a majority interest in RightWorks Corporation. Purchased in-process research and development represents the value assigned to research and development projects of RightWorks which were not complete at the acquisition date and had no alternative future use. In accordance with SFAS No. 2, "Accounting for Research and Development Costs," and FASB Interpretation No. 4 "Applicability of SFAS No. 2 to Business Combinations Accounted for by the Purchase Method," amounts assigned to purchased in-process research and development meeting the above stated criteria must be charged to expense as part of the allocation of purchase price of a business combination. The purchased in-process research and development was valued using the income approach, which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows, fair returns on all identifiable assets and consideration of the state of completion of such projects. The purchased in-process research and development charge, which had no associated tax benefit, was classified as an operating expense on our consolidated statement of operations. The current purchase price allocation, including the purchased in-process research and development charge, is preliminary and subject to adjustment upon finalization of our purchase accounting. As a result we may increase or reduce the amount of the purchased in-process research and development charge in the three months ended September 30, 2000.


Equity Method Companies

     A significant portion of our net results of operations is derived from companies in which we hold a significant minority ownership interest. These companies are accounted for under the equity method of accounting. Equity income
(loss) fluctuates with the number of companies, and the net results of operations of these companies. Certain amounts recorded to reflect our share of the income (loss) of our partner companies accounted for under the equity method are based on estimates and on unaudited results of operations of those partner companies and may require adjustments in the future when audits of these entities are made final. During the three and six months ended June 30, 2000 and the years ended December 31, 1999 and 1998 we utilized cash, stock, or notes payable totaling $757.6 million, $1.24 billion, $495.6 million and $23.7 million, respectively, to acquire partner company interests accounted for under the equity method of accounting which resulted in goodwill of $1.01 billion, $1.25 billion, $293.7 million and $15.1 million, respectively, which is being amortized over 3 years. Without giving effect to additional acquisitions in equity method companies subsequent to June 30, 2000, we expect goodwill amortization related to equity method companies to approximate $186.2 million through the remainder of 2000. The extent to which actual goodwill amortization in 2000 related to equity method companies exceeds this estimate will depend primarily upon the amount of capital we deploy in 2000 for the acquisition of additional ownership interests in equity method companies. Equity method partner company goodwill which was previously classified in equity loss in the Company's consolidated statements of operation has been reclassified to amortization of goodwill and intangibles for all periods presented. The amortization related to equity method partner companies for three and six months ended June 30, 2000 was $17.8 million and $103.5 million and for the three and six months ended June 30, 1999 was $3.2 million and $4.7 million.

     During the period ended June 30, 2000 we accounted for 54 companies under the equity method of accounting, compared to 19 for the period ended June 30, 1999. All of the companies, incurred losses in the three and six months ended June 30, 2000. Our equity loss is related to our share of the equity method companies' income and losses for the period. Of the $116.8 million and $159.4 million equity loss related to our share of the income and losses of companies accounted for under the equity method for the three and six months ended June 30, 2000, $(25.2) million and $(11.8) million in income(loss) was attributable to VerticalNet and $(7.4) million and $(12.9) million, $(2.4) million and $(4.5) million, $(5.6) million and $(6.9) million and $(1.6) million and $(2.8) million, respectively, were attributable to Onvia.com's, Universal Access', Breakaway Solutions' and eMerge Interactive's net losses, for the three and six months ended June 30, 2000, respectively, while the other 49 companies accounted for the remaining equity losses ranging from less than $0.1 million to $5.7 million.

        For the three and six months ended June 30, 2000, VerticalNet had revenues of $53.6 million and $81.0 million, respectively, and a net loss of $85.7 million and $43.6 million, respectively compared to revenues of $3.6 million and $5.5 million and a net loss of $6.8 million and $12.4 million in the comparable periods in 1999. For the three and six months ended June 30, 2000, VerticalNet's loss attributable to common shareholders after deducting preferred stock dividends was $87.1 million and $45.1 million, respectively. VerticalNet's revenue increased from the three months ended March 31, 2000 to the three months ended June 30, 2000 due to a significant increase in each of its primary revenue streams, including exchange transactions, advertising and sponsorship, and e-commerce. Net exchange transaction revenues from NECX.com LLC, a wholly owned subsidiary of VerticalNet, reached $29.1 million or 54 percent of total revenues for the quarter. This increase was in part attributable to an acquisition made by the subsidiary during the quarter. Advertising revenues reached $20.4 million, which represented 38 percent of total revenues for the quarter. Of the advertising revenues $5.3 million, or 26 percent, was derived from storefronts and $15.1 million, or 74 percent, was derived from sponsorships. E-commerce fees (including slotting fees, product sales, commissions, education, training and auction listing and transaction fees) increased to $4.0 million. During the first quarter, VerticalNet recorded net income of $42.1 million, primarily related to the net gain of $79.9 million resulting from the receipt of Ariba, Inc. shares in exchange for its equity interest in TRADEX Technologies, Inc. when Ariba acquired Tradex and the subsequent sale of a portion of the Ariba common stock. Excluding this gain, VerticalNet's losses increased period to period due to its cost of maintaining, operating and promoting an increased number of vertical trade community features and services, as well as the exchange operation and the newly acquired development stage software company, Tradeum, Inc. Operational and customer service costs also increased due to the increased number of customers that resulted from VerticalNet's commercial relationship with Microsoft. Additional costs include increased amortization expense associated with acquisitions and a conversion payment to debt holders.

         For the three and six months ended June 30, 2000, Onvia.com had revenues of $29.3 million and $50.8 million, respectively, and net losses of $34.7 million and $60.8 million, respectively, compared to revenue of $3.6 million and $5 million, respectively, and a net loss of $3.8 million and $5.4 million, respectively, for the comparable periods in 1999. The company has generated substantially all of its revenue from product sales. Onvia.com's revenue increased period to period due to increased product sales to new and existing customers. Onvia.com's losses increased period to period despite improvement in negative gross margins due to additional selling, general and administrative and technology costs incurred as it builds its customer base and increases its operating expenses related to marketing and advertising programs designed to build its brand and drive customer acquisition as well as increases in personnel and non-cash equity compensation charges.

     For the three and six months ended June 30 2000, Universal Access had revenues of $9.5 million and $16.8 million, respectively, and net losses of $10.4 million and $19.4 million, respectively, compared to revenues of $2.7 million and $4.3 million, respectively and net losses of $2.2 million and $3.3 million, respectively, for the comparable periods in 1999. The company has generated substantially all of its revenue from providing ongoing, dedicated circuit access. Monthly recurring circuit revenues are generated under client contracts with terms ranging from 12 to 60 months and average 26 months. The increase in revenues was attributable to an increase in the volume of circuits sold due to an increase in the number of customers as well as additional sales to existing customers. Universal Access' losses increased period to period as a result of increased operating expenses as the result of increases in personnel, depreciation, amortization and marketing expenses and non-cash equity compensation charges.

     For the three and six months ended June 30, 2000, Breakaway Solutions had revenues of $35.2 million and $53.3 million, respectively, and net losses of $16.9 million and $20.1 million, respectively, compared to revenues of $4.5 million and $7.6 million, respectively, and net losses of $2.3 million and $2.5 million for the comparable periods in 1999. Breakaway Solutions is a full service provider of e-business solutions and application hosting. Prior to Breakaway Solutions' acquisition of Applica in 1999, Breakaway Solutions derived no revenues from application hosting. Breakaway Solutions believes, however, that application hosting will account for a significantly greater portion of revenues in the future. For the three and six months ended June 30, 2000, application hosting services generated $5.2 million and $0.8 million, respectively. The increase in revenues was attributable to an increase in billable consultants and billing rates as the market demand for internet professional services continued to increase as well as $5.2 million and $8.0 million in application hosting revenues for the three and six months ended June 30, 2000, respectively, which did not exist in the comparable periods in 1999. Breakaway Solutions' losses increased period to period as a result of increases in personnel, marketing and increased depreciation and amortization expenses.

     For the three and six months ended June 30, 2000, eMerge Interactive, Inc. had revenues of $160.4 million and $199 million, respectively, and net losses of $7.9 million and $13.4 million, respectively, compared to revenues of $2.0 million and $2.6 million, respectively, and net losses of $4.0 million and $6.0 million, respectively, for the comparable periods in 1999. Substantially all revenue for the period was derived from cattle sales and comparisons to the comparable periods in 1999 are not meaningful. Gross margins were less than 1% during the quarter and significant sales and marketing and research and development costs have contributed to eMerge Interactive's net loss.

     Due to the early stage of development of the other companies in which we acquire interests, new and existing partner companies accounted for under the equity method are expected to incur substantial losses. Our share of these losses is expected to be significant.

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

Net Results of Operations-General ICG Operations

General and Administrative

     Our general and administrative costs consist primarily of employee compensation, outside services such as legal, accounting and consulting, and travel-related costs. We commenced operations in March 1996 with offices in Wayne, Pennsylvania and San Francisco, California. As the number of our employees grew to support our operations and those of our partner companies, our general and administrative costs increased. In late 1998, we opened an office in Boston, Massachusetts, and in 1999 we established operations in Seattle, Washington and London, England and in 2000 we established operations in Munich, Germany, Paris, France and Tokyo, Japan and we significantly increased the number of our employees. As a result of these initiatives, our general and administrative costs increased $22.5 million and $37.7 million for the three and six months ended June 30, 2000 compared to the comparable periods in 1999. Also, included in this increase for the three and six months ended June 30, 2000 was approximately $6.0 million in non-cash compensation relating to the acceleration of stock option vesting. We plan to continue to hire new employees, open new offices, and build our overall infrastructure, therefore we expect these costs to continue to be substantially higher compared to historical periods.

     During the years ended December 31, 1999 and 1998, we recorded aggregate unearned compensation expense of $16.4 million and $0.7 million, respectively, in connection with the grant of stock options to non-employees and the grant of employee stock options with exercise prices less than the deemed fair value on the respective dates of grant. General and administrative costs for the three and six months ended June 30, 2000 and 1999 included $1.8 million, $3.7 million, $0.1 million and $0.1 million, respectively, of amortization expense related to stock option grants. Research and Development

     During the three months ended June 30, 2000, the Company expensed $9.0 million on research and development projects principally relating to the development of a technology platform to allow market makers to conduct business-to-business transactions. We anticipate we will continue to devote substantial resources to product development and that these costs may increase in the future.

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

     General ICG Operations' other income consisted of the following (in thousands):

                                                          Three Months Ended,        Six Months Ended,
                                                               June 30,                   June 30,
                                                          -----------------------------------------------
                                                             2000       1999          2000        1999
                                                             ----       -----         ----        ----
Sales of Excite holdings...............................    $     --    $    --     $      --    $  2,051
Sale of Excite to @Home Corporation....................          --      2,719            --       2,719
Sale of i2 Technologies holdings.......................          --         --        26,967          --
Issuance of stock by VerticalNet.......................      44,208      1,349       221,002      29,603
Issuance of stock by Breakaway Solutions...............      19,673         --        19,673          --
Tradex Sale to Ariba...................................          --         --       449,284          --
Sales of Ariba holdings................................     (51,701)        --       (51,701)         --
Partner company impairment charges.....................      (2,193)    (1,677)       (2,193)     (3,297)
Other..................................................      (4,490)         7           151           5
                                                           --------    -------     ---------    --------
                                                           $  5,497    $ 2,398     $ 663,183    $ 31,081
                                                           ========    =======     =========    ========

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

     In August 1999, we divested our ownership interest in SMART Technologies, Inc. due to the agreement of merger of SMART Technologies, Inc. and i2 Technologies, Inc. Upon completion of this merger during the three months ended September 30, 1999, our ownership interest in and advances to SMART Technologies, Inc. were converted into cash, common stock and warrants to purchase common stock of i2 Technologies, Inc. During the period ended June 30, 2000, we sold 180,176 shares of i2 Technologies which resulted in $31 million in proceeds received in April 2000 and a $27 million gain.

     As a result of VerticalNet issuing additional shares for acquisitions and during the three and six months ended June 30, 2000, our share of VerticalNet's net equity increased by approximately $44.2 million and $221 million, respectively. These increases adjust our carrying value in VerticalNet and result in non-operating gains of $44.2 million and $221 million, before deferred taxes of $16.4 million and $81.8 million, respectively, for the three and six months ended June 30, 2000. Additionally, as a result of VerticalNet completing its initial public offering in February 1999 and issuing additional shares in May 1999, our share of VerticalNet's net equity increased by $28.3 million and $1.3 million, respectively. This increase adjusts our carrying value in VerticalNet and results in a non-operating gain of $1.3 million and $29.6 million, before deferred taxes of $0.5 million and $11.0 million, in the three and six months ended June 30, 2000. As a result of Breakaway Solutions issuing additional shares for acquisitions during the three months ended June 30, 2000, our share of Breakaway Solutions' net equity increased by approximately $19.7 million. This increase adjusts our carrying value in Breakaway Solutions and result in a non operating gain of $19.7 million before deferred taxes of $7.3 million. These gains were recorded in accordance with SEC Staff Accounting Bulletin No. 84 and our accounting policy with respect to such transactions. We believe there is a high likelihood that transactions similar to these, in which a partner company we account for under the consolidation or equity method of accounting issues shares of its common stock, will occur in the future and we expect to record gains or losses related to such transactions provided they meet the requirements of SEC Staff Accounting Bulletin No. 84 and our accounting policy. In some cases, as described in SEC Staff Accounting Bulletin No. 84, the occurrence of similar transactions may not result in a non-operating gain or loss but would result in a direct increase or decrease to our stockholders' equity.

     In March 2000 we exchanged all of our interest in TRADEX Technologies, Inc. for approximately 2.9 million shares of Ariba, Inc. common stock. Based on Ariba's closing price on March 9, 2000, the closing date of the transaction, we recorded a pre-tax gain of $449.3 million. Our holdings of Ariba are accounted for as available-for-sale securities and will be marked to market, with the difference between carrying value and market value, net of deferred taxes, recorded in "Accumulated other comprehensive income" in the stockholders' equity section of our Consolidated Balance Sheets in accordance with Statement of Financial Accounting Standards No. 115. During the three months ended June 30, 2000 we sold approximately 631,530 shares of Ariba Common Stock at an average price of $78.57 and recorded a loss of $51.7 million.

     For the three and six months ended June 30, 1999, we recorded impairment charges of $1.7 million and $3.3 million for the other than temporary decline in the fair value of a cost method partner company. From the date we initially acquired an ownership interest in this partner company, our funding to this partner company represented all of the outside capital the company had available to fund its net losses and capital asset requirements. During the six months ended June 30, 1999 we fully guaranteed the partner company's new bank loan and agreed to provide additional funding. We acquired additional non-voting convertible debentures of this partner company for $5.0 million in April 1999. The impairment charges we recorded were determined by the decrease in net book value of the partner company caused by its net losses, which were funded entirely based on our funding and bank guarantee. During the three months ended June 30, 2000, we recorded an impairment charge of $2.2 million for the other than temporary decline in the fair value of an equity method company. The impairment charge we recorded was determined by comparing the carrying value of our ownership interest in this equity method company to the estimated fair value of our ownership interest.

Interest Income

     Our cash and cash equivalents at June 30, 2000 are invested primarily in money market accounts and highly liquid, high quality debt instruments. During the three months ended December 31, 1999, we received approximately $831 million in our follow-on stock offering and approximately $549.9 million from the sale of convertible subordinated notes. The increase in interest income in the three and six months ended June 30, 2000 was primarily due to the significant increase in our cash and cash equivalents as a result of these transactions.

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

     Our net deferred tax liability of $366.4 million at June 30, 2000 primarily consists of deferred tax liabilities of $129.1 million, relating primarily to the gain on the sale of a partner company for marketable securities, partially offset by tax assets resulting from net unrealized depreciation in available-for-sale securities and deferred tax liabilities of $248.9 million relating primarily to the excess of book carrying values over tax carrying values of our partner companies.

     We have not recorded a valuation allowance related to our gross deferred tax assets because we believe it is more likely than not that we will realize the benefits of these assets. The assets relate primarily to the excess of tax basis over book basis of our partner companies. These differences in basis represent capital losses for tax purposes which, if recognized, can only be deducted to the extent of capital gains. Additionally, these losses may be carried back three years and carried forward five years from the year in which they occur. While selling any portion of our ownership interests in partner companies is something we will not do in the ordinary course of business, we would consider pursuing such a sale at the minimum amount necessary to prevent any capital losses from expiring unutilized. If we do not believe such a strategy, or an alternative strategy, will be available in the time periods allowed for carrying back and carrying forward losses, we will establish a valuation allowance at that time. Most of our partner companies are in an early stage of development, currently generate significant losses and are expected to generate significant losses in the future. The marketability of the securities we own of our partner companies is generally limited as they primarily represent ownership interests in companies whose stock is not publicly traded. As of June 30, 2000, our only publicly traded partner companies are VerticalNet, Breakaway Solutions, eMerge Interactive, Onvia.com, Universal Access, and US Interactive. As a result, there is significant risk that we may not be able to realize the benefits of expiring carryforwards.

Liquidity and Capital Resources

     We have funded our operations with a combination of equity proceeds, proceeds from the issuance of convertible notes, proceeds from the sales of marketable securities, and borrowings under bank credit facilities. From 1996 through December 31, 1999 we received approximately $1.79 billion in proceeds including our initial public offering, follow-on public offering and debt issuance.

     In March 2000, our revolving bank credit facility was amended to, among other things, increase our credit facility to provide for borrowings up to $250 million, including the issuance of letters of credit up to $125 million. The agreement includes a $125 million 364-day secured line of credit and a $125 million two-year secured revolving credit facility. The revolving facility and line of credit are subject to .375% and .25% unused commitment fees respectively, bear interest, at our option at LIBOR plus 2.0% or the lenders' Base Rate (the lenders' Base Rate being the greater of (i) the prime rate or (ii) the Federal Funds Rate plus .5%) and are secured by substantially all of our assets (including our holdings in domestic partner companies). Borrowing availability under the facility is based on the fair market value of our holdings of publicly traded partner companies and the value, as defined in the facility, of our private partner companies. As of June 30 , 2000 no amounts were outstanding. Letters of credit of $5.6 million have been issued as of June 30, 2000 and have reduced our availability under the facility by such amounts.

     Borrowing availability under the facility is based on the fair market value of our holdings of publicly-traded partner companies (VerticalNet, Breakaway Solutions, eMerge Interactive, Onvia.com, Universal Access and US Interactive as of June 30, 2000) and the value, as defined in the facility, of our private partner companies. If the market price of our publicly traded partner companies declines, availability under the credit facility could be reduced significantly and could have an adverse effect on our ability to borrow under the facility and could require an immediate repayment of a portion of our outstanding borrowings, if any. At June 30, 2000, based on the provisions of the borrowing base, the full borrowing base was available less outstanding letters of credit.

     Existing cash, cash equivalents and short-term investments, availability under our revolving bank credit facility, proceeds from the potential sales of all or a portion of our minority interests and other internal sources of cash flow are expected to be sufficient to fund our cash requirements through the next 12 months, including commitments to new and existing partner companies and general operations requirements. As of August 9, 2000, we were contingently obligated for approximately $28.5 million of guarantee commitments and $39.9 million of funding commitments to new and existing partner companies. We will continue to evaluate acquisition opportunities and expect to acquire additional ownership interests in new and existing partner companies in the next 12 months; however, such acquisitions will be made at our discretion. If we elect to make additional acquisitions, it may become necessary for us to raise additional funds. There can be no assurance we will be able to raise additional capital and failure to do so could have a material adverse effect on our business. If additional funds are raised through the issuance of equity securities, our existing shareholders may experience significant dilution.

     Consolidated working capital decreased to $599 million at June 30, 2000, compared to $1.3 billion at December 31, 1999 primarily as a result of the cost of ownership interests we acquired and other net cash outflows during the six months ended June 30, 2000

     Cash used in operating activities in the six months ended June 30, 2000 compared to the same prior year period increased due to the increased cost of General ICG Operations' general and administrative expenses and research and development.

     Cash used in investing activities primarily reflects the acquisition of ownership interests in and advances to new and existing partner companies.

     We utilized $869.9 million in the aggregate to acquire interests in or make advances to new and existing partner companies during the six months ended June 30, 2000. These companies included: Arbinet Communications, AssetTRADE.com, AUTOVIA, Blackboard, Benchmarking Partners, Breakaway Solutions, Buy.co.uk, Ltd., BuyMedia, CargoBiz, Centrimed, ClearCommerce, Collabria, CommerceQuest, ComputerJobs.com, CourtLink/Justicelink, CreditTrade, Cybercrop.com, Delphion, Deja.com, eCatalog, e-Chemicals, eColony, Emptoris, Entegrity Solutions, eumediX, eu-supply, FarmingOnLine, Freeborders, GoIndustry, ICG Commerce, ICS FoodOne, Industrial America, Internet Healthcare Group, iSky, IVOWS, LinkShare, Logistics.com, MetalSite, NationStreet, NetVendor, Onvia.com, PaperExchange, Print Mountain, Retail Exchange, Servicesoft Technologies, Simplexis.com, StarCite, Syncra, TALPX, TeamOn.com, Tibersoft, Traffic.com, Universal Access, VerticalNet Europe and Vivant!.

     During the period from July 1, 2000 through August 9, 2000 we utilized $47.4 million to acquire interests in or make advances to new and existing partner companies. These companies included: AssetTRADE, CommerceQuest, CreditTrade, Deja, Eumedix, Industrial America, Logistics.com, MetalSite, StarCite, US Gift and eu-Supply.

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

     In May 2000, we acquired a majority interest in Harbour Ring International Holdings, which was renamed ICG AsiaWorks Limited for approximately $116.5 million.

     During the three months ended June 30, 2000, we acquired interests in new and existing partner companies for 3,780,252 shares in the aggregate of our common stock valued at approximately $143.6 million. These companies included:
Breakaway Solutions, CommerceQuest, ComputerJobs.com and Emptoris.

     In June 2000, we acquired a significant interest in eCredit.com, Inc., a leading provider of Internet-based credit, financing and related services in exchange for approximately $424.6 million of our common stock (valued at $91.22 per share). We also acquired a majority interest in RightWorks, a leading provider of e-procurement software that powers B2B exchanges in exchange for approximately $754 million of our common stock (valued at $127.97 per share) and $22 million in cash.

     During the year ended December 31, 1999, Ariba, Inc. announced its intention to acquire all of the outstanding stock of one of our partner companies, TRADEX Technologies, in exchange for approximately $2.0 billion in Ariba stock. Ariba closed its acquisition of TRADEX Technologies on March 9, 2000. Based on Ariba's closing price of $160.4375 on March 9, 2000, we recorded a non-operating gain of approximately $290 million, net of tax, during the quarter ended March 31, 2000. Our holdings of Ariba after the transaction will be accounted for as available-for-sale securities and will be marked to market, with the difference between carrying value and market value, net of deferred taxes, recorded in "Accumulated other comprehensive income" in the shareholders' equity section of our Consolidated Balance Sheets in accordance with Statement of Financial Accounting Standards No. 115. We entered into cashless collar agreements with respect to 2.2 million shares of our holdings of Ariba's common stock accounted for at fair value of $230.6 million at March 31, 2000. During the quarter ended June 30, 2000, we sold approximately 631,530 shares of Ariba common stock at an average price of $78.57 and recorded a loss of $51.7 million.

     Our general operations are not capital intensive, and capital expenditures in any year normally will not be significant in relation to our overall financial position. We committed funds in 1999 and expect to commit funds in 2000 to the buildout of our larger new corporate headquarters in Wayne, Pennsylvania, our international expansion, and the development of our information technology infrastructure. There were no material capital asset purchase commitments as of June 30, 2000.

Recent Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133, as amended, is effective for all fiscal quarters beginning after December 31, 2000. We are currently analyzing the potential impact of SFAS No. 133 on our results of operations, financial position and cash flows upon the adoption of this standard.

     In October 1999, the Chief Accountant of the Securities and Exchange Commission required that the Financial Accounting Standards Board Emerging Issues Task Force, or the EITF, address a number of accounting and financial reporting issues that the Securities and Exchange Commission believes has developed with respect to Internet businesses. The Securities and Exchange Commission identified twenty issues for which they believed some form of standard setting or guidance may be appropriate either because (i) there appeared to be diversity in practice or (ii) the issues are not specifically addressed in current accounting literature or (iii) the Securities and Exchange Commission staff is concerned that developing practice may be inappropriate under generally accepted accounting principles. Many of the issues identified by the Securities and Exchange Commission, including those which address barter and revenue recognition, are potentially applicable to us and our partner companies. Although the EITF has begun to deliberate these issues, formal guidance has not been issued to date for many of them. In addition, in December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, which is required to be implemented in the quarter ended December 31, 2000. Although we believe our historical accounting policies and practices conform with generally accepted accounting principles, there can be no assurance that final consensus reached by the EITF on the Internet issues referred to above, or other actions by standard setting bodies, will not result in changes to our historical accounting policies and principles or to the manner in which certain transactions are presented and disclosed in our consolidated financial statements. We do not expect the adoption of SAB No. 101 to have a significant impact on our net results of operations, financial position or cash flows.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to equity price risks on the marketable portion of our equity securities. Our public holdings at June 30, 2000 include equity positions in companies in the Internet industry sector, including: Ariba, Inc., Excite@Home; Breakaway Solutions, Inc.; i2 Technologies, Inc.; eMerge Interactive, Inc.; Universal Access, Inc.; Onvia.com, Inc.; Lycos, Inc.; US Interactive, Inc.; and VerticalNet, Inc., many of which have experienced significant historical volatility in their stock prices. A 20% adverse change in equity prices, based on a sensitivity analysis of our public holdings as of June 30, 2000, would result in an approximate $609 million decrease in the fair value of our public holdings. A significant portion of the value of the potential decrease in equity securities, or $185.2 million and $123.6 million, consisted of our holdings in VerticalNet and ICG Asiaworks, respectively.

     Although we typically do not attempt to reduce or eliminate our market exposure on these securities, particularly with respect to securities of our partner companies, we did enter into cashless collar agreements with respect to
2.2 million shares of our holdings of Ariba's common stock. The collar arrangements limit our exposure to and benefits from price fluctuations in the underlying equity securities. The collar arrangements mature between

2001 and 2003. The combined value of the collars and the underlying hedged securities at June 30, 2000 was $258 million. We may enter into similar collar arrangements in the future, particularly with respect to available for sale securities which do not constitute ownership interests in our partner companies.

     The carrying values of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and notes payable, approximate fair value because of the short maturity of these instruments. The fair value of convertible subordinated notes is approximately $384.9 million versus a carrying value of $566.3 million. The carrying value of other long-term debt approximates its fair value, as estimated by using discounted future cash flows based on our current incremental borrowing rates for similar types of borrowing arrangements.

     Availability under our credit facility is determined by the market value of the publicly traded and privately held securities pledged as collateral. As of June 30, 2000, we had sufficient collateral to enable us to fully utilize this facility. Additionally, we are exposed to interest rate risk primarily through our bank credit facility. At June 30, 2000, there were no borrowings outstanding. Letters of credit of $5.6 million have been issued as of June 30, 2000 and have reduced our availability under the facility by $5.6 million.

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

                           PART II.--OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     None.


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

CHANGES IN SECURITIES

Private Placements


     (1) On April 5, 2000, Internet Capital Group issued 323,509 shares of Common Stock in a private placement to Frank Selldorff in exchange for 800,000 shares of Common Stock of Breakaway Solutions, Inc.

     The sale and issuance of securities in the transaction described above was exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act or Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering, where the purchaser was a sophisticated investor who represented his intention to acquire securities for investment only and not with a view to distribution and received or had access to adequate information about Internet Capital Group.



ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Shareholders on May 31, 2000. At this meeting, the shareholders voted in favor of the following items listed in the Proxy Statement dated April 21, 2000:

(1)  ELECTION OF DIRECTORS


                                            FOR                     WITHHELD
Julian A. Brodsky                       209,760,605                 282,789
Warren V. Musser                        209,739,188                 304,206

The following directors terms of office as directors continued after this meeting:

Walter W. Buckley, III                               Robert E. Keith, Jr.
Kenneth A. Fox                                       Peter A. Solvik
Dr. Thomas P. Gerrity

(2) RATIFICATION OF THE APPOINTMENT OF KPMG LLP AS OUR INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                  FOR                      AGAINST              ABSTAIN
              209,808,727                  139,869              94,798

(3) PROPOSAL TO APPROVE AN AMENDMENT TO OUR RESTATED CERTIFICATE OF INCORPORATION TO INCREASE THE AUTHORIZED SHARES OF COMMON STOCK

                  FOR                       AGAINST              ABSTAIN
              202,262,750                  3,652,850             127,794

(4) PROPOSAL TO APPROVE AN AMENDMENT TO OUR 1999 EQUITY COMPENSATION PLAN TO INCREASE THE NUMBER OF SHARES OF COMMON STOCK AUTHORIZED TO BE ISSUED UNDER THE PLAN

                  FOR                       AGAINST              ABSTAIN
              171,298,051                  3,907,722             337,599

Item 5.   OTHER INFORMATION

None.


Item 6.   Exhibits and Reports on Form 8-K


(a)  Exhibit
     Number                    Document

10.1 Lease dated March 24, 2000 between Friends' Provident Life Office and Internet Capital Group (Europe) Limited for first floor office and sixth floor apartment premises located in London, England

10.2 Lease dated March 29, 2000 between Friends' Provident Life Office and Internet Capital Group (Europe) Limited for ground floor office premises located in London, England

10.3 Lease dated January 1, 2000 between Bebob Associates and Internet Capital Group, Inc. for premises located in Wayne, Pennsylvania

10.4 Amendment to Lease dated February 1, 2000 between Bebob Associates and Internet Capital Group, Inc. for additional space in Wayne, Pennsylvania

10.5 Second Amendment to Lease dated May 9, 2000 between Bebob Associates, Inc. and Internet Capital Group, Inc.

10.6 Lease dated March 27, 2000 between the Equitable Life Assurance Society of the United States and Internet Capital Group, Inc. for premises located in Boston, Massachusetts

10.7 Short Term Lease Agreement dated April 21, 2000 between EOP-One Market, LLC and Internet Capital Group, Inc. for premises in San Francisco, California

11.1 Statement Regarding Computation of Per Share Earnings (included herein at
     Note 1- "Significant Accounting Policies" in the subsection "Net Income
     (Loss) Per Share" to the Consolidated Financial Statements on Page 11 and
     Note 3- "Net Income Per Share" to the Consolidated Financial Statements on Page 13

27.1 Financial Data Schedule for the Quarter ended June 30, 2000

99.1 Press Release regarding licensing agreement between eMerge Interactive and RightWorks (incorporated by reference to Registrant's filing on Form 425 filed April 3, 2000 (File No. 132-01830))

99.2 Memorandum from the Company to Shareholders of RightWorks (incorporated by reference to the Registrant's filing on Form 425 filed by the Company on May 16, 2000 (Registration No. 132-01830))

99.3 Memorandum from the Company to the Stockholders of eCredit.com (incorporated by reference to the Registrant's filing on Form 425 filed on May 16, 2000 (Registration No. 132-01812))

99.4 Press Release issued by the Company on June 9, 2000 regarding extension of the Exchange Offer for RightWorks (incorporated by reference to the Registrant's filing on Form 425 filed by the Company on June 9, 2000 (Registration No. 132-01830))

99.5 Press Release issued by the Company on June 12, 2000 regarding the Acquisition of Interest in eCredit.com (incorporated by reference to the Registrant's filing on Form 8-K filed by the Company on June 23, 2000 (Registration No. 000-26929))

99.6 Press Release issued by the Company on June 15, 2000 regarding the Acquisition of Interest in RightWorks (incorporated by reference to the Registrant's filing on Form 8-K filed by the Company on June 29, 2000 (Registration No. 000-26929))



(b)  Reports on Form 8-K

     On June 23, 2000, we filed a Current Report on Form 8-K dated June 9, 2000 to report under Item 2 the execution of the Exchange Offer Agreement among Internet Capital Group, Inc., ICG Holdings, Inc., and eCredit.com, Inc. The filing included the required financial statements and pro forma financial information.

     On June 29, 2000, we filed a Current Report on Form 8-K dated June 15, 2000 to report under Item 2 the execution of the Recapitalization and Exchange Offer Agreement and Plan of Reorganization among Internet Capital Group, Inc., Rain Acquisition Corp., a wholly owned subsidiary of Internet Capital Group, Inc., RightWorks Corporation and some of the Shareholders of RightWorks Corporation. The filing included the required financial statements and pro forma financial information.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2000

                               INTERNET CAPITAL GROUP, INC.


                               By:  /S/ DAVID D. GATHMAN
                                  ----------------------------------------
                                  Name: David D. Gathman
                                  Title: Chief Financial Officer and Treasurer
                                  (Principal Financial and Principal Accounting Officer)
                                  (Duly Authorized Officer)

                                  EXHIBIT INDEX

 Exhibit
 Number                            Description
--------                           -----------
  10.1 Lease dated March 24, 2000 between Friends' Provident Life Office and Internet Capital Group (Europe) Limited for first floor office and sixth floor apartment premises located in London, England

  10.2 Lease dated March 29, 2000 between Friends' Provident Life Office and Internet Capital Group (Europe) Limited for ground floor office premises located in London, England

  10.3 Lease dated January 1, 2000 between Bebob Associates and Internet Capital Group, Inc. for premises located in Wayne, Pennsylvania

  10.4 Amendment to Lease dated February 1, 2000 between Bebob Associates and Internet Capital Group, Inc. for additional space in Wayne, Pennsylvania

  10.5 Second Amendment to Lease dated May 9, 2000 between Bebob Associates, Inc. and Internet Capital Group, Inc.

  10.6 Lease dated March 27, 2000 between the Equitable Life Assurance Society of the United States and Internet Capital Group, Inc. for premises located in Boston, Massachusetts

  10.7 Short Term Lease Agreement dated April 21, 2000 between EOP-One Market, LLC and Internet Capital Group, Inc. for premises in San Francisco, California

  27.1    Financial Data Schedule (Electronic filing only)