Form 10-Q
period 2000-09-30
INTERNET CAPITAL GROUP INC
filed 2000-11-14
CIK 1085621

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR QUARTER ENDED SEPTEMBER 30, 2000

                         COMMISSION FILE NUMBER 0-26929

                                   ----------

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



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

     Number of shares of Common Stock outstanding as of November 10, 2000:
286,530,575 shares.


================================================================================

================================================================================

                          INTERNET CAPITAL GROUP, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                          PART I--FINANCIAL INFORMATION

  ITEM                                                                                                   PAGE NO.
  ----                                                                                                   --------

ITEM 1--FINANCIAL STATEMENTS:
Consolidated Balance Sheets--September 30, 2000 (unaudited) and December 31, 1999......................      4
Consolidated Statements of Operations (unaudited)--Three and Nine Months Ended September 30, 2000
   and 1999............................................................................................      5
Consolidated Statements of Cash Flows (unaudited)--Nine Months Ended September 30, 2000 and 1999.......      6
Notes to Consolidated Financial Statements.............................................................      7

Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations..........     22
Item 3--Quantitative and Qualitative Disclosures About Market Risk.....................................     37

                                       PART II--OTHER INFORMATION

Item 1--Legal Proceedings..............................................................................     38
Item 2--Changes in Securities and Use of Proceeds......................................................     38
Item 3--Defaults Upon Senior Securities................................................................     38
Item 4--Submission of Matters to a Vote of Security Holders............................................     38
Item 5--Other Information..............................................................................     38
Item 6--Exhibits and Reports on Form 8-K...............................................................     38

SIGNATURES.............................................................................................     39
Exhibit Index..........................................................................................     40

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

                          INTERNET CAPITAL GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                           SEPTEMBER 30,            DECEMBER 31,
                                                                               2000                    1999
                                                                               ----                    ----
                                                                            (UNAUDITED)
                                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
ASSETS
Current Assets
     Cash and cash equivalents.....................................        $   566,632             $ 1,343,459
     Short-term investments........................................              9,593                   3,359
     Accounts receivable, net......................................             33,962                   1,207
     Prepaid expenses and other current assets.....................             22,929                   6,347
                                                                           -----------             -----------
          Total current assets.....................................            633,116               1,354,372
Fixed assets, net..................................................             45,445                   4,015
Ownership interests in and advances to Partner Companies...........          1,793,653                 547,339
Available-for-sale securities......................................            359,905                  46,767
Goodwill and other intangible assets, net..........................          1,262,042                  23,649
Deferred taxes.....................................................                 --                  34,388
Other..............................................................             69,963                  39,854
                                                                           -----------             -----------
          Total Assets.............................................        $ 4,164,124             $ 2,050,384
                                                                           ===========             ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Current maturities of long-term debt..........................        $     2,861             $     3,000
     Accounts payable..............................................             27,620                   6,750
     Accrued expenses..............................................             56,366                   4,205
     Notes payable to Partner Companies............................             46,256                  34,134
     Other.........................................................             12,095                     903
                                                                           -----------             -----------
          Total current liabilities................................            145,198                  48,992
Long-term debt.....................................................              1,240                   3,185
Other liabilities..................................................                623                   4,255
Deferred taxes.....................................................            298,973                      --
Minority interest..................................................            296,468                   7,481
Convertible subordinated notes.....................................            566,250                 566,250
                                                                           -----------             -----------
          Total Liabilities........................................        $ 1,308,752             $   630,163
Commitments and contingencies......................................
Stockholders' Equity
     Preferred stock, $.01 par value; 10,000 shares authorized;
        None issued................................................                 --                      --
     Common stock, $.001 par value; authorized 2,000,000 shares;
        286,088 (2000) and 263,579 (1999) issued and outstanding...                286                     264
     Additional paid-in capital....................................          3,076,350               1,513,615
     Common stock to be issued.....................................             11,325                      --
     Accumulated deficit...........................................           (125,283)                (26,539)
     Unamortized deferred compensation.............................            (10,106)                (11,846)
     Notes receivable--stockholders................................            (69,383)                (79,790)
     Accumulated other comprehensive income (loss).................            (27,817)                 24,517
                                                                           -----------             -----------
          Total stockholders' equity...............................          2,855,372               1,420,221
                                                                           -----------             -----------
               Total Liabilities and Stockholders' Equity..........        $ 4,164,124             $ 2,050,384
                                                                           ===========             ===========

                 See notes to consolidated financial statements.

                          INTERNET CAPITAL GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                       SEPTEMBER 30,
                                                                          -------------                       -------------
                                                                     2000              1999              2000              1999
                                                                     ----              ----              ----              ----
                                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)

Revenue                                                            $  16,468         $   7,192         $  21,673         $  14,783
                                                                   ---------         ---------         ---------         ---------
Operating expenses..............................................
     Cost of revenue............................................       9,843             3,421            12,445             7,425
     Selling, general and administrative........................      89,088            15,622           186,896            27,308
     Amortization of goodwill and other intangibles.............     203,950             8,327           336,718            14,817
     Research and development expenses..........................      14,682                --            25,840                --
     Purchased in-process research and development..............         620                --            11,470                --
                                                                   ---------         ---------         ---------         ---------
     Total operating expenses...................................     318,183            27,370           573,369            49,550
                                                                   ---------         ---------         ---------         ---------
                                                                    (301,715)          (20,178)         (551,696)          (34,767)
Other income (expense) net......................................      (3,980)           15,927           659,205            47,001
Interest income.................................................      11,187             2,892            43,502             4,177
Interest expense................................................     (10,037)             (803)          (31,481)           (1,770)
                                                                   ---------         ---------         ---------         ---------
Income (loss) before income taxes, minority interest and
   equity loss..................................................    (304,545)           (2,162)          119,530            14,641
Income taxes....................................................     132,228             7,044            15,367            12,840
Minority interest...............................................      29,261             2,685            46,538             4,133
Equity loss.....................................................    (120,797)          (22,841)         (280,179)          (38,019)
                                                                   ---------         ---------         ---------         ---------
Net Loss........................................................   $(263,853)        $ (15,274)        $ (98,744)        $  (6,405)
                                                                   =========         =========         =========         =========
Net Loss Per Share
     Basic......................................................   $   (0.94)        $   (0.07)        $   (0.36)        $   (0.03)
     Diluted....................................................   $   (0.94)        $   (0.07)        $   (0.36)        $   (0.03)
Weighed Average Shares Outstanding
     Basic......................................................     281,271           232,827           271,361           185,104
     Diluted....................................................     281,271           232,827           271,361           185,104




                 See notes to consolidated financial statements.

                          INTERNET CAPITAL GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                           NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                              -------------
                                                                                      2000                    1999
                                                                                      ----                    ----
                                                                                              (IN THOUSANDS)
Operating Activities
Net Loss....................................................................     $   (98,744)            $    (6,405)
Adjustments to reconcile net loss to cash used in operating activities
     Amortization of goodwill and other intangibles.........................         336,718                  14,817
     Purchased in process research and development                                    11,470                      --
     Depreciation and amortization..........................................          29,626                   4,410
     Deferred taxes.........................................................         (14,597)                (13,091)
     Equity loss............................................................         280,179                  38,019
     Other income...........................................................        (659,205)                (46,974)
     Minority interest......................................................         (46,538)                 (4,133)
Changes in assets and liabilities, net of effect of acquisitions:
     Accounts receivable, net...............................................         (23,673)                 (5,528)
     Prepaid expenses and other assets......................................          (2,573)                 (7,283)
     Accounts payable.......................................................         (14,155)                  3,151
     Accrued expenses.......................................................          43,624                   9,118
     Other..................................................................          29,828                   (78)
                                                                                 -----------             -----------
Cash used in operating activities...........................................        (128,040)                (13,977)
                                                                                 -----------             -----------
Investing Activities
     Capital expenditures...................................................         (62,943)                 (5,187)
     Proceeds from sales of available-for-sale securities...................          89,166                   2,496
     Proceeds from sales of Partner Company ownership interests.............          15,829                   3,447
     Advances to Partner Companies..........................................         (12,249)                 (3,759)
     Repayment of advances to Partner Companies(net)........................             --                   4,590
     Acquisitions of ownership interests in Partner Companies...............        (828,298)               (123,976)
     Other acquisitions.....................................................              --                  (2,103)
     Proceeds from maturities of short-term investments.....................           2,748                 (22,845)
     Borrowing on Long-term debt............................................             274                      --
     Reduction in cash due to deconsolidation of Partner Companies..........          (4,583)                 (5,646)
                                                                                 -----------             -----------
     Cash used in investing activities...........................................   (812,855)               (152,983)
                                                                                 -----------             -----------
Financing Activities
     Issuance of common stock, net..........................................           3,359                 241,227
     Purchase of short-term  investments....................................         (12,525)                     --
     Repayments of Long-term debt and capital lease obligations.............         (13,084)                   (449)
     Line of credit activity, net ..........................................             553                    (281)
     Proceeds from subordinated convertible notes...........................          30,660                  90,000
     Distribution to former LLC members.....................................             --                  (10,676)
     Repayment of advances and loans to employees...........................          12,120
     Advances and loans to employees........................................          (6,756)                 (8,766)
     Treasury stock purchase by subsidiary..................................             --                   (4,469)
     Issuance of stock by subsidiary........................................         136,942                  19,670
                                                                                 -----------             -----------
Cash provided by financing activities.......................................         164,068                 326,256
                                                                                 -----------             -----------
Net increase (decrease) in Cash and Cash Equivalents........................        (776,827)                159,296
Cash and Cash Equivalents at the beginning of period........................       1,343,459                  26,841
                                                                                 -----------             -----------
Cash and Cash Equivalents at the end of period..............................     $   566,632             $   186,137
                                                                                 ===========             ===========

                 See notes to consolidated financial statements.

                          INTERNET CAPITAL GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SIGNIFICANT ACCOUNTING POLICIES

Description of the Company

     Internet Capital Group, Inc. (the "Company") was formed on March 4, 1996. The Company is an Internet company actively engaged in business-to-business, or B2B, e-commerce through a network of companies. The Company defines e-commerce as conducting or facilitating business transactions over the Internet. As of September 30, 2000, the Company owned interests in 80 companies engaged in e-commerce, which the Company calls its "Partner Companies". The Company's goal is to become the premier B2B e-commerce company. The Company's operating strategy is to integrate its Partner Companies into a collaborative network that leverages the collective knowledge and resources of the Company and the network.

     Although the Company refers to the companies in which it has acquired a convertible debt or an equity ownership interest as its "Partner Companies" and indicates that it has a "partnership" with these companies, it does not act as an agent or legal representative for any of its Partner Companies, it does not have the power or authority to legally bind any of its Partner Companies and it does not have the types of liabilities in relation to its Partner Companies that a general partner of a partnership would have.


Basis of Presentation

     On February 2, 1999, the Company converted from a limited liability company ("LLC") to a corporation. All stockholder transactions have been presented as if the conversion occurred on March 4, 1996 (inception).

     The accompanying unaudited consolidated financial statements of the Company for the three and nine months ended September 30, 2000 and 1999, included herein, have been prepared by the Company pursuant to the interim financial statements rules and regulations of the SEC. In the opinion of management, the accompanying unaudited consolidated interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of the Company's operations and its cash flows for the three and nine months ended September 30, 2000 and 1999 and are not necessarily indicative of the results that may be expected for the year ending December 31, 2000 or for any interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K/A.

         The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries Internet Capital Group Operations, Inc. (the "Operations Company") for the nine months ended September 30, 1999 and the Operations Company, 1999 Internet Capital L.P., ICG Holdings, Inc., and 1999 Internet Capital Group (Europe), Limited, Internet Capital Group Japan, K.K. for the nine months ended September 30, 2000. The consolidated financial statements also include the following majority owned subsidiaries for the periods indicated, each of which was consolidated since its date of acquisition (collectively, the "Consolidated Subsidiaries"):

                     Three Months Ended September 30, 2000

Animated Images, Inc. ("Animated Images")                 ICG AsiaWorks Limited ("ICG AsiaWorks")
CyberCrop.com, Incorporated ("CyberCrop.com")             Industrial America.com LLC ("Industrial America")
Delphion, Inc. ("Delphion")                               iParts, Inc. ("iParts")

                          INTERNET CAPITAL GROUP, INC.

1. SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

Emptoris, Inc. ("Emptoris")                               iVOWS Interactive Limited (dba Mesania) ("Mesania")
eu-Supply.com Svenska AB ("eu-Supply")                    Onmedica Group PLC ("Onmedica")
eMarket Capital, Inc. ("eMarket Capital")                 PaperExchange.com, Inc. ("PaperExchange.com")
ICG Commerce Holdings, Inc. ("ICG Commerce")              RightWorks Corporation ("RightWorks")


                      Nine Months Ended September 30, 2000

Animated Images  Inc.                                     ICG Commerce
AssetTRADE.com, Inc. ("AssetTRADE")                       ICG AsiaWorks
CyberCrop.com                                             IndustrialAmerica
Delphion, Inc.,                                           iParts
EmployeeLife.com, Inc. ("EmployeeLife.com")               Mesania
Emptoris                                                  Onmedica
eu-Supply                                                 PaperExchange.com
eMarket Capital                                           RightWorks


                 Three and Nine Months Ended September 30, 1999

Breakaway Solutions, Inc. ("Breakaway Solutions")         EmployeeLife.com
CyberCrop.com                                             iParts

     During the three months ended June 30, 2000 the Company's ownership in EmployeeLife.com dropped below 50% and during the three months ended September 30, 2000, the company's ownership in AssetTRADE dropped below 50% and the Company has accounted for its ownership in EmployeeLife.com and AssetTRADE as equity method investments since the date the Company's ownership dropped below 50%.

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

     Consolidation. Partner Companies in which the Company directly or indirectly owns more than 50% of the outstanding voting securities or those the Company has effective control over are generally accounted for under the consolidation method of accounting. Under this method, a Partner Company's results of operations are reflected within the Company's Consolidated Statements of Operations. All significant intercompany accounts and transactions have been eliminated. Participation of other Partner Company stockholders in the earnings or losses of a consolidated Partner Company is reflected in the caption "Minority interest" in the Company's Consolidated Statements of Operations. Minority interest adjusts the Company's consolidated results of operations to reflect only the Company's share of the earnings or losses of the consolidated Partner Company. The results of operations and cash flows of a consolidated Partner Company are included through the latest interim period in which the Company owned a greater than 50% direct or indirect voting interest for the entire interim period or otherwise exercised control over the Partner Company. Upon dilution of control below 50%, the accounting method is adjusted to the equity or cost method of accounting, as appropriate, for subsequent periods.

     In 1999, the Company acquired a controlling majority interest in Breakaway Solutions for $17.2 million and in Animated Images, CyberCrop.com, EmployeeLife.com, ICG Commerce and iParts for $29.8 million in the aggregate. In 2000, the Company acquired a controlling interest in RightWorks for cash and common stock valued at $776.0 million, in PaperExchange.com for common stock valued at approximately $165.8 million, and in AssetTRADE, Delphion, Emptoris, eu-Supply, eMarket Capital, Industrial America, ICG AsiaWorks, Mesania and OnMedica for cash and 1,746,042 shares of the Company's common stock valued at $300 million in the aggregate. Breakaway Solutions' operations have historically consisted primarily of implementation of customer relational

                          INTERNET CAPITAL GROUP, INC.

1. SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

management systems and custom integration to other related applications. In 1999, Breakaway Solutions expanded to provide service offerings in custom web development and application hosting both through internal expansion and acquisitions. Animated Images operations include software development and consulting services. Emptoris develops procurement management systems and provides consulting services to power e-market places. ICG Commerce provides strategic sourcing consulting and online Internet purchasing. RightWorks provides internet based software for powering B2B digital marketplaces. PaperExchange.com operates an e-business marketplace for the pulp and paper industry. The other consolidated subsidiaries are development stage companies that have generated negligible revenue since their inception.

     The Company's direct and indirect voting interest in Animated Images, CyberCrop.com, Delphion, eMarket Capital, Emptoris, eu-Supply, ICG AsiaWorks, ICG Commerce, Industrial America, iParts, Mesania, OnMedica, PaperExchange.com and RightWorks at September 30, 2000 was 56%, 78%, 33%, 54%, 63%, 51%, 54%, 54%,
71%, 67%, 56%, 80%, 83% and 90%, respectively. Delphion is accounted for as a consolidated Partner Company based on the Company's representation on Delphion's Board of Directors.

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

     The amount by which the Company's carrying value exceeds its share of the underlying net assets of Partner Companies accounted for under the consolidation or equity method of accounting is amortized on a straight-line basis generally over three to five years. Equity method Partner Company goodwill that was previously classified in equity loss in the Company's consolidated statements of operation has been reclassified to amortization of goodwill and intangibles for all periods presented. The amortization related to equity method Partner Companies for three and nine months ended September 30, 2000 was $99.0 million and $203.2 million and for the three and nine months ended September 30, 1999 was $2.8 million and $4.2 million.

     Cost Method. Partner Companies not accounted for under the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, the Company's share of the earnings or losses of such companies is not included in the Consolidated Statements of Operations. However, cost method Partner Company impairment charges are recognized in the Consolidated Statement of Operations. If circumstances suggest that the value of the Partner Company has subsequently recovered, such recovery is not recorded.

     The Company records its ownership interest in debt securities of Partner Companies accounted for under the cost method at cost because it has the ability and intent to hold these securities until maturity. The Company records its ownership interest in equity securities of Partner Companies accounted for under the cost method at cost, unless these securities have readily determinable fair values based on quoted market prices, in which case these interests are valued at fair value and classified as available-for-sale securities or some other classification in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". In addition to the Company's investments in voting and non-voting equity and debt securities, it also periodically makes advances to its Partner Companies in the form of promissory notes which are accounted for in accordance with SFAS No. 114, "Accounting By Creditors for Impairment of a Loan".

                          INTERNET CAPITAL GROUP, INC.

1. SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

     The Company continually evaluates the carrying value of its ownership interests in and advances to each of its Partner Companies for possible impairment based on achievement of business plan objectives and milestones, the value of each ownership interest in the Partner Company relative to carrying value, the financial condition and prospects of the Partner Company, and other relevant factors. The business plan objectives and milestones the Company considers include, among others, those related to financial performance such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature such as the launching of a web site or the hiring of key employees. The fair value of the Company's ownership interests in and advances to privately held Partner Companies is generally determined based on the value at which independent third parties have invested or have committed to invest in the Partner Companies. During the three and nine months ended September 30, 2000, the Company recorded impairment charges of $44.2 million and $46.4 million, respectively, which are included in other income (expenses), net in the accompanying Unaudited Statements of Operations. The majority of the impairment charges relate to the Company's cost method Partner Company Deja.com, Inc. ("Deja.com") ($21.6 million) and equity method Partner Company E-Chemicals, Inc. ("E-Chemicals") ($20.1 million). Management concluded the carrying value of these Partner Companies were permanently impaired based on the achievement of business plan objectives and milestones and the fair value of the Partner Companies relative to their carrying values.

     The Company operates in an industry that is rapidly evolving and extremely competitive. Recently, many Internet based businesses, including some with B2B business models, have experienced difficulty in raising additional capital necessary to fund operating losses and continued investments than their management teams believe are necessary to sustain operations. Valuations of public companies operating in the Internet B2B e-commerce sector have declined significantly since the first quarter of 2000. In the first quarter of 2000 the Company announced several significant acquisitions that were financed principally with shares of the Company's stock and, based on the price of the Company's stock at that time were valued in excess of $1 billion. Based on our periodic review of our Partner Company holdings, including those valued in the first quarter, as of September 30, 2000, an impairment charge of $44.2 million was recorded in the third quarter to write off certain Partner Company holdings. It is reasonably possible that the Company's accounting estimates with respect to the useful life and ultimate recoverability of our carrying basis including goodwill in other Partner Companies could change in the near term and that the effect of such changes on the financial statements could be material. While the Company currently believes that the recorded amount of carrying basis including goodwill is not impaired, there can be no assurance that our future results will confirm this assessment or that a significant write-down or write-off of Partner Company carrying basis including goodwill will not be required in the future.

Revenue Recognition

     The Company's revenues were primarily attributable to Breakaway Solutions, Animated Images, ICG Commerce, Emptoris, PaperExchange.com and RightWorks for the periods each of these Partner Companies were accounted for under the consolidation method.

     RightWorks and Emptoris derive revenue from software license fees and services. Fees from licenses are recognized as revenue upon contract execution, provided all shipment obligations have been met, fees are fixed or determinable, collection is probable, and vendor-specific objective evidence exists to allocate the total fee between all elements of the arrangement. Maintenance revenue is recognized ratably over the term of the maintenance contract. Consulting and training revenue is recognized when the services are performed.

     PaperExchange.com operates an e-business marketplace for the pulp and paper Industry. PaperExchange.com acts as a principal or as an agent under agreements with certain suppliers. Revenues are recognized when products are shipped.

     Animated Images, ICG Commerce and Breakaway Solutions revenues are generally recorded as services are rendered.

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

                          INTERNET CAPITAL GROUP, INC.

1. SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

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

     The credit risks associated with the Company's derivative financial instruments are controlled through the evaluation and monitoring of the creditworthiness of the counter parties. Although the Company may be exposed to losses in the event of nonperformance by the counter parties, the Company does not expect such losses, if any, to be significant.

     In March 2000, the Company entered into cashless collar agreements (the "Equity Collars") to hedge 2.2 million shares of its holdings of Ariba, Inc. ("Ariba") accounted for at fair value. The Equity Collars limit the Company's exposure to and benefits from price fluctuations in the underlying equity securities. The Equity Collars mature between 2001 and 2003. As the Company accounts for the Equity Collars as a hedge, changes in the value of the Equity Collars are substantially offset by changes in the value of the underlying investment securities. Each of these changes are marked-to-market through accumulated other comprehensive income (loss) in the Company's Consolidated Balance Sheets.

Research and Development

     Research and development costs are charged to expense as incurred.

Intangibles

     Goodwill, the excess of cost over net assets of businesses acquired, and other intangible assets are amortized on a straight-line basis generally over three to five years. Goodwill and other intangible assets at September 30, 2000 of $1.3 billion, net of accumulated amortization of $337.8 million, is attributable to the Company's acquisitions of ownership interests in Animated Images ($4.8 million), CyberCrop.com ($5.6 million), Delphion ($75 million), eMarket Capital ($1.7 million), Emptoris ($31.1 million), eu-Supply ($8.2 million), ICG AsiaWorks ($14.6 million), ICG Commerce ($32.7 million), Industrial America, ($(1.3) million), Mesania ($3.4 million), OnMedica ($18.6 million), PaperExchange.com ($158.5 million) and RightWorks ($908.0 million). The carrying value of goodwill is evaluated for possible impairment based on achievement of business plan objectives and milestones, the fair value of each ownership interest in and advances to the Partner Company relative to carrying value, the financial condition and prospects of the Partner Company, and other relevant factors. If impairment exists, the carrying amount of the goodwill will be reduced by the estimated shortfall of discounted cash flows.

                          INTERNET CAPITAL GROUP, INC.

1. SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

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

     The Company's effective tax rate for the three and nine months ended September 30, 2000 differed from the federal statutory rate of 35% principally due to the impact of state taxes and certain nondeductible expenses. The Company's effective tax rate for the three and nine months ended September 30, 1999 differed from the federal statutory rate of 35% principally due to the impact of changing its tax status from an LLC to a corporation on February 2, 1999 and nondeductible permanent differences, principally related to stock compensation. On February 2, 1999, the Company recorded a deferred tax benefit and related deferred tax asset of $7.7 million, which primarily represented the excess of tax basis over book basis of its ownership interests in and advances to Partner Companies.

     The Company's net deferred tax liability of $299.0 million at September 30, 2000 primarily consists of deferred tax liabilities of $113.2 million relating primarily to the gain on the sale of a Partner Company for marketable securities partially offset by tax assets resulting from net unrealized depreciation in available-for-sale securities and deferred tax liabilities of $185.8 million relating primarily to the excess of book carrying values over tax carrying values of its Partner Companies.

                          INTERNET CAPITAL GROUP, INC.

1.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Income (Loss) Per Share

     Basic net income (loss) per share (EPS) is computed using the weighted average number of common shares outstanding during each period. Diluted EPS includes common stock equivalents (unless anti-dilutive) that would arise from the exercise of stock options and conversion of other convertible securities and is adjusted, if applicable, for the effect on net income (loss) of such transactions.

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


Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain amounts recorded to reflect the Company's share of the income (loss) of its Partner Companies accounted for under the equity method are based on estimates and unaudited results of operations of those Partner Companies and may require adjustments in the future.


2.   COMPREHENSIVE LOSS

     Comprehensive loss is the change in equity of a business enterprise during a period resulting from transactions and other events and circumstances from non-owner sources. Excluding net loss, the Company's principal source of comprehensive loss is net unrealized appreciation (depreciation) related to its available-for-sale securities. The following summarizes the components of comprehensive loss:

                                                                 THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                     SEPTEMBER 30                      SEPTEMBER 30
                                                                 --------------------             ----------------------
                                                                 2000            1999             2000              1999
                                                                 ----            ----             ----              ----
                                                                                     (UNAUDITED)
                                                                                    (IN THOUSANDS)
Net loss..................................................    $(263,853)       $ (15,274)       $ (98,744)       $  (6,405)
Other comprehensive loss
     Unrealized appreciation (depreciation) net of tax....       32,877            5,998          (62,728)           4,889
     Reclassification adjustments, net of tax.............       (4,738)              --           10,952               --
     Foreign currency translation adjustment..............       (1,018)              --             (558)              --
                                                              ---------        ---------        ---------        ---------
Comprehensive loss........................................    $(236,732)       $  (9,276)       $(151,078)       $  (1,516)
                                                              =========        =========        =========        =========

                          INTERNET CAPITAL GROUP, INC.

3.   NET LOSS PER SHARE

     The calculations of Net Loss Per Share were:

                                                     THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                        SEPTEMBER 30                       SEPTEMBER 30
                                                  ----------------------              ---------------------
                                                  2000              1999              2000             1999
                                                  ----              ----              ----             ----
                                                                           (UNAUDITED)
                                                            (IN THOUSANDS EXCEPT FOR PER SHARE DATA)
Basic
     Net loss..............................   $   (263,853)       $ (15,274)       $  (98,744)       $  (6,405)
                                              ============        =========        ==========        =========
     Average common shares outstanding.....        281,271          232,827           271,361          185,104
                                              ============        =========        ==========        =========
     Basic.................................   $      (0.94)       $   (0.07)       $    (0.36)       $   (0.03)
                                              ============        =========        ==========        =========
Diluted
     Net loss..............................       (263,853)       $ (15,274)       $  (98,744)          (6,405)
                                              ============        =========        ==========        =========
Average common shares outstanding..........        281,271          232,827           271,361          185,104
Effect of:
     Dilutive options .....................             --               --                --               --
     Dilutive securities ..................             --               --                --               --
                                              ------------        ---------        ----------        ---------
Average common shares assuming dilution....        281,271          232,827           271,361          185,104
                                              ============        =========        ==========        =========
     Diluted...............................   $      (0.94)       $   (0.07)       $    (0.36)       $   (0.03)
                                              ============        =========        ==========        =========

     For the three and nine months ended September 30, 2000,the impact of the conversion of the Company's convertible subordinated notes and other dilutive instruments have not been included as their impact would be anti-dilutive.


4.   OWNERSHIP INTERESTS IN AND ADVANCES TO PARTNER COMPANIES

     The following summarizes the Company's ownership interests in and advances to Partner Companies accounted for under the equity and cost methods of accounting. The ownership interests are classified according to applicable accounting methods at the respective dates presented. Cost basis represents the Company's original acquisition cost less any impairment charges recognized for such companies to date.

                               SEPTEMBER 30, 2000                       DECEMBER 31, 1999
                               ------------------                       -----------------
                           CARRYING                               CARRYING
                            VALUE        COST BASIS                  VALUE              COST BASIS
                            -----        ----------                  -----              ----------
                                 (UNAUDITED)
                                                   (IN THOUSANDS)
Equity Method ........   $1,611,901      $1,941,203             $  491,977            $  578,922
Cost Method ..........      181,752      $  205,848                 55,362                55,362
                         ----------      ----------             ----------            ----------
                         $1,793,653      $2,147,051             $  547,339            $  634,284
                         ==========      ==========             ==========            ==========

     At September 30, 2000, the Company's carrying value in its Partner Companies accounted for under the equity method exceeded its share of the underlying equity in the net assets of such companies by $872 million. This excess relates to ownership interests acquired through September 30, 2000 and is generally being amortized over a three year period. Amortization expense of $99.0 million and $203.2 million is included in amortization of goodwill and intangibles of these equity method companies in the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 2000, respectively.

                          INTERNET CAPITAL GROUP, INC.

4.   OWNERSHIP INTERESTS IN AND ADVANCES TO PARTNER COMPANIES (CONTINUED)

     The following unaudited summarized financial information for Partner Companies accounted for under the equity method of accounting at September 30, 2000 and 1999 has been compiled from the financial statements of the respective Partner Companies:

                                     THREE MONTHS ENDED                          NINE MONTHS ENDED
                                       SEPTEMBER 30,                               SEPTEMBER 30,
                                --------------------------                  --------------------------
                                2000                  1999                  2000                  1999
                                ----                  ----                  ----                  ----
                                                            (UNAUDITED)
                                                          (IN THOUSANDS)
         Revenue ..........  $ 474,155             $  34,851             $ 983,921             $  73,393
         Net Loss .........  $(323,218)            $ (73,908)            $(824,917)            $(123,736)



5.   DEBT AND NOTES PAYABLE TO PARTNER COMPANIES

Convertible Subordinated Notes

     In December 1999, the Company issued $566.3 million of convertible subordinated notes. The notes bear interest at an annual rate of 5.5% and mature in December 2004. The notes are convertible at the option of the holder, at any time on or before maturity into shares of the Company's common stock at a conversion price of $127.44 per share, which is equal to a conversion rate of
7.8468 shares per $1,000 principal of notes. Additionally, the notes may be redeemed by the Company if the Company's closing stock price exceeds 150% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days. The conversion rate is subject to adjustment. The Company recorded interest expense of $8.0 million and $23.7 million relating to these notes during the three and nine months ended September 30, 2000 with interest payments due semi annually through December 21, 2004. Issuance costs of $18.3 million were recorded in other assets and are being amortized as interest expense over the term of the notes using the effective interest method. At September 30, 2000, the fair value of the convertible subordinated notes is approximately $137.1 million.


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

     The revolving facility and line of credit are subject to .375% and .25% unused commitment fees, respectively, bear interest, at the Company's option at LIBOR plus 2.0% or the lenders' Base Rate (the lenders' Base Rate being the greater of (i) the prime rate or (ii) the Federal Funds Rate plus .5%) and are secured by substantially all of the Company's assets (including the Company's holdings in its domestic Partner Companies). Borrowing availability under the facility is based on the fair market value of the Company's holdings of publicly traded Partner Companies and the value, as defined in the facility, of the Company's private Partner Companies. The credit facility contains certain financial covenants which include restrictions on, among other things, dispositions, certain other indebtedness and payment of dividends and similar distributions. At September 30, 2000, based on the provisions of the borrowing base, the full borrowing base was available less outstanding letters of credit of $6.0 million.

                          INTERNET CAPITAL GROUP, INC.

5.   DEBT AND NOTES PAYABLE TO PARTNER COMPANIES  (CONTINUED)

Long-Term Debt

     The Company's long-term debt of $1.2 million (net of current portion of $2.9 million) relates to its Consolidated Partner Companies, is non-recourse to the Company, and primarily consists of secured notes due to stockholders and outside lenders of ICG Commerce and RightWorks and capital lease commitments.


Notes Payable to Partner Companies

     Notes payable to Partner Companies of approximately $46.3 million at September 30, 2000 consists of a $22.9 million non-interest bearing note to eMerge Interactive, Inc. ("eMerge Interactive") due November 16, 2000, a $12.1 million non-interest bearing funding obligation to VerticalNet Europe BV ("VerticalNet") due in two equal installments on June 30, 2001 and 2002 or earlier upon certain events of acceleration, a $9.4 million note payable to Investor Force Holdings, Inc. ("Investor Force Holdings") bearing interest at prime rate plus 1% due October 15, 2000, a $1.4 million note payable to former shareholders of Industrial America, and $0.5 million 90-day note bearing interest at an annual rate of 8% due to a eCatalogs, Inc.


6.   ACQUISITIONS

     In May 2000, the Company acquired a 50.2% interest in Harbour Ring International Holdings Limited, a listed company on the Hong Kong Stock Exchange which was renamed ICG AsiaWorks, for approximately $116.5 million in cash. ICG AsiaWorks will be the Company's platform for acquiring and building market maker and internet infrastructure companies in the Asia region, excluding Japan. While there is no immediate plan for disposal, it is the intention of ICG AsiaWorks to dispose of two subsidiaries of ICG AsiaWorks that operate unrelated businesses. Due to its intention to dispose of these businesses as well as certain contractual arrangements which result in a lack of effective control and substantial restrictions on management with regard to the unrelated businesses, ICG AsiaWorks does not consolidate these businesses for financial reporting purposes.

     In June 2000, the Company acquired a 62% interest in RightWorks for 5,892,048 shares of the Company's common stock valued at approximately $754 million and $22 million in cash. RightWorks is a provider of B2B exchange software which offers an extensive range of capabilities to market makers.

     In September 2000, the Company increased its interest in PaperExchange.com, from approximately 20% to approximately 83% for 4,864,221 shares of the Company's common stock valued at approximately $165.8 million. PaperExchange.com is a leading global e-business marketplace for the pulp and paper industry.

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

                                                                               ICG
                                                        RIGHTWORKS           ASIAWORKS         PAPEREXCHANGE.COM
                                                        ----------          ----------         -----------------
                                                                         (IN THOUSANDS)
         Working capital.............................    $ 19,829            $183,772                (160)
         Other assets (liabilities), net.............       2,620              28,989               1,142
         Deferred tax liabilities....................     265,480                  --               4,975
         Developed technology........................      22,010                  --               4,024
         Other identifiable intangible assets........      16,120                  --                 200
         Goodwill....................................     969,413               9,876             165,546
         In-process research and development.........      11,470                  --                  --

                          INTERNET CAPITAL GROUP, INC.

6.   ACQUISITIONS (CONTINUED)

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

     In June 2000 the Company acquired a 39% interest in eCredit.com, Inc. ("eCredit") for 4,655,558 shares of the Company's common stock valued at approximately $424.7 million. eCredit provides real-time credit, financing and related services to e-businesses over an Internet-based platform which connects businesses to financing partners and information sources at the point of sale. The Company also obtained a warrant to purchase an additional 1.6 million shares of eCredit, from time to time at any time from the effective date of a qualified initial public offering, as defined in the warrant agreement, or a change in control for a period of four years. The investment in eCredit, has been accounted for using the equity method of accounting.

     In addition to the above transactions, the Company paid $1.0 billion in cash and notes in the aggregate to acquire interests in or make advances to new and existing partner companies during the nine months ended September 30, 2000. These companies included: Agribuys, Inc., Arbinet-thexchange, Inc., AssetTRADE, Autovia Corporation, DNI Holdings, Inc. (dba Blackbird), Blackboard, Inc., Breakaway Solutions, buy.co.UK Limited, BuyMedia, Inc. ("BuyMedia"), Cargobiz.com AG, CentriMed.com, Inc., ("CentriMed.com"), ClearCommerce Corporation, Collabria, Inc., CommerceQuest, Inc., ComputerJobs.com, Data West Corporation (dba Courtlink), CreditTrade, Inc., CyberCrop.com, Delphion, Deja.com, ("Deja.com"), eCatalogs, Inc., E-Chemicals, Inc., ("E-Chemicals"), eColony, Inc., eMarket Capital, eMetra Limited, EmployeeLife.com, Emptoris, Entegrity Solutions Corporation, Eumedix.com BV, eu-Supply, FOL Networks Limited, Freeborders.com, Inc., Fuelspot.com, Inc., GoIndustry AG, ICG Commerce, Internet Commerce Systems, Inc., inOvate Communications Group, Inc., Mesania, Industrial America, InfoMart Corporation, Internet Healthcare Group, L.L.C., Investor Force Holdings, Inc., iSky, Inc., LinkShare Corporation, Jamcracker, Inc., Logistics.com, Inc., MetalSite, Inc. NationStreet, Inc., NetVendor Inc., OnMedica, Onvia.com, Inc., ("Onvia.com"), PaperExchange.com, Print Mountain Ltd., RetailExchange.com, Inc., ServiceSoft, Inc., Simplexis.com, Sourceree Limited, StarCite, Inc., Surgency, Inc. (formerly Benchmarking Partners, Inc.), Syncra Systems, Inc., TALPX, Inc., TeamOn.com, Inc., Tibersoft Corporation, traffic.com, Inc., Universal Access, Inc., USgift.com Corporation, VerticalNet Europe BV, and Vivant! Corporation. During the nine months ended September 30, 2000, the Company also acquired interests in new and existing partner companies for 5,675,027 shares of the Company's common stock valued at approximately $216.0 million. These companies included: AssetTRADE, Breakaway Solutions, BuyMedia, CommerceQuest, Inc., ComputerJobs.com, Inc., E-Chemicals, eCredit, Emptoris and OnMedica.

                          INTERNET CAPITAL GROUP, INC.

6.   ACQUISITIONS (CONTINUED)

     Presented below is unaudited selected proforma financial information for the nine month periods ended September 30, 2000 as if the above noted acquisitions occurred at the beginning of the period. The unaudited selected financial information are not indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of the period presented and is not intended to be a projection of future results.

                                       THREE MONTHS             NINE MONTHS
                                          ENDED                    ENDED
                                       SEPTEMBER 30,           SEPTEMBER 30,
                                       -------------           -------------
                                           2000                    2000
                                           ----                    ----
                                                   (IN THOUSANDS
                                                  EXCEPT PER SHARE
                                                        DATA)
         Revenue..................     $    31,984             $    51,879
         Net loss.................        (298,765)               (246,935)
         Net Loss per share
              Basic...............           (1.06)                   (.88)
              Diluted.............           (1.06)                   (.88)


7.   SEGMENT INFORMATION

     The Company's reportable segments, using the "management approach" under SFAS 131, "Disclosures About Segments of a Business Enterprise and Related Information," consist of Partner Company Operations and General ICG Operations. Partner Company operations represent the results of operations for the Company's Consolidated Partner Companies and the Company's share of losses for Partner Company's accounted for under the equity method. General ICG Operations represents the expenses of providing strategic and operational support to the Partner Companies, as well as the related administrative costs. General ICG Operations also includes the effect of transactions and other events incidental to the Company's general operations and the Company's ownership interests in and advances to Partner Companies. The Company's and Partner Companies' operations were conducted principally in the United States of America during all periods presented. In the three months ended March 31, 2000, we acquired ICG AsiaWorks. In addition we have begun to acquire partner companies in Japan and Europe. To date the operations of ICG AsiaWorks and the companies acquired in Japan and Europe have not been material to our financial statements.

                          INTERNET CAPITAL GROUP, INC.

7.   SEGMENT INFORMATION (CONTINUED)

     The following summarizes the unaudited information related to the Company's segments. All significant intersegment activity has been eliminated. Assets are owned or allocated assets used by each operating segment.

                                                               THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                        SEPTEMBER 30,
                                                                  -------------                        -------------
                                                               2000             1999               2000             1999
                                                               ----             ----               ----             ----
                                                                                     (UNAUDITED)
                                                                                   (IN THOUSANDS)
Partner Company Operations
     Revenue...........................................     $  16,468         $   7,192         $  21,673         $  14,783
                                                            ---------         ---------         ---------         ---------
Operating expenses
     Cost of revenue...................................         9,843             3,421            12,445             7,425
     Selling general and administrative................        66,123             8,405           120,733            14,573
     Amortization of goodwill and other intangibles....       203,950             8,327           336,718            14,817
     Research and development..........................        12,553                --            14,750                --
     Purchased in process research and development.....           620                --            11,470                --
                                                            ---------         ---------         ---------         ---------
     Total operating expenses..........................       293,089            20,153           496,116            36,815
                                                            ---------         ---------         ---------         ---------
                                                             (276,621)          (12,961)         (474,443)          (22,032)

     Other income (expense), net.......................          (164)               35              (162)               28
     Interest income...................................         5,070                25             7,969                87
     Interest expense..................................          (150)               --            (2,222)              (54)
                                                            ---------         ---------         ---------         ---------
     Loss before income taxes, minority interest and
        equity loss....................................      (271,865)          (12,901)         (468,858)          (21,971)
     Income taxes......................................            --                --               770                --
     Minority interest.................................        29,261             2,685            46,538             4,133
     Equity loss.......................................      (120,797)          (22,841)         (280,179)          (38,019)
                                                            ---------         ---------         ---------         ---------
Loss from Partner Company Operations...................     $(363,401)        $ (33,057)        $(701,729)        $ (55,857)
                                                            =========         =========         =========         =========
General ICG Operations
     Research and development..........................     $   2,129         $      --         $  11,090         $      --
     General and administrative........................        22,965             7,217            66,163            12,735
     Other income (expense), net.......................        (3,816)           15,891           659,367            46,973
     Interest income (expense), net....................        (3,770)            2,065             6,274             2,374
     Income taxes......................................       132,228             7,044            14,597            12,840
                                                            ---------         ---------         ---------         ---------
Income from General ICG Operations.....................     $  99,548         $  17,783         $ 602,985         $  49,452
                                                            =========         =========         =========         =========
Net loss...............................................     $(263,853)        $ (15,274)        $ (98,744)        $  (6,405)
                                                            =========         =========         =========         =========

                          INTERNET CAPITAL GROUP, INC.

7.   SEGMENT INFORMATION (CONTINUED)

                                                                   SEPTEMBER 30,         DECEMBER 31,
                                                                      2000                   1999
                                                                      ----                   ----
                                                                              (UNAUDITED)
                                                                            (IN THOUSANDS)
ASSETS
Partner Company Operations
     Cash, cash equivalents and short-term investments.........     $  345,868            $   16,899
     Carrying value of equity method Partner Companies.........      1,611,901               491,977
     Goodwill and other intangible assets......................      1,262,042                23,649
     Other.....................................................        111,153                 4,527
                                                                    ----------            ----------
                                                                     3,330,964               537,052
                                                                    ----------            ----------
General ICG Operations
     Cash, cash equivalents and short-term investments.........        230,357             1,326,560
     Carrying value of cost method Partner Companies...........        181,752                55,362
        Available for sale securities..........................        359,905                    47
     Other.....................................................         61,146               131,363
                                                                    ----------            ----------
                                                                       833,160             1,513,332
                                                                    ----------            ----------
                                                                    $4,164,124            $2,050,384
                                                                    ==========            ==========

     Included in available for sale securities is approximately $76.3 million relating to our ownership interest in Onvia.com, Inc.


8.   PARENT COMPANY FINANCIAL INFORMATION

     Parent company financial information is provided to present the financial position and results of operations of the Company as if the Partner Companies accounted for under the consolidation method of accounting were accounted for under the equity method of accounting for all applicable periods presented. The Company's share of the consolidated Partner Companies' losses is included in "Equity income (loss)" in the Parent Company Statements of Operations for all periods presented based on the Company's ownership percentage in each period. The carrying value of the consolidated companies as of September 30, 2000 and December 31, 1999 is included in "Ownership interests in and advances to Partner Companies" in the Parent Company Balance Sheets.


Parent Company Balance Sheets

                                                                  SEPTEMBER 30,   DECEMBER 31,
                                                                      2000            1999
                                                                      ----            ----
                                                                           (UNAUDITED)
                                                                         (IN THOUSANDS)
ASSETS
     Current assets.............................................   $  254,837     $1,332,803
     Ownership interests in and advances to Partner Companies...    3,144,116        571,706
     Available for sale securities..............................      359,905             47
     Other......................................................       36,666        125,119
                                                                   ----------     ----------
          Total assets..........................................    3,795,524      2,029,675
                                                                   ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities........................................       74,597         43,204
     Non-current liabilities....................................      865,555        566,250
     Stockholders' equity.......................................    2,855,372      1,420,221
                                                                   ----------     ----------
          Total liabilities and stockholders' equity............   $3,795,524     $2,029,675
                                                                   ==========     ==========

                          INTERNET CAPITAL GROUP, INC.

8.   PARENT COMPANY FINANCIAL INFORMATION (CONTINUED)

Parent Company Statements of Operations

                                                                THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                          SEPTEMBER 30,
                                                                  -------------                          -------------
                                                             2000               1999                2000              1999
                                                             ----               ----                ----              ----
                                                                              (UNAUDITED) (IN TBOUSANDS)
Revenue................................................    $      --          $      --          $      --          $      --
Operating expenses.....................................           --                 --                 --                 --
     Research and development..........................        2,129                 --             11,090                 --
     In process research and development...............          620                 --             11,470                 --
     Amortization of goodwill and intangibles..........      195,800              7,441            321,667             13,623
     General and administrative........................       22,965              7,217             66,163             12,735
                                                           ---------          ---------          ---------          ---------
          Total operating expenses.....................      221,514             14,658            410,390             26,358
                                                           ---------          ---------          ---------          ---------
Other income net.......................................       (3,816)            15,891            659,367             46,974
Interest income, net...................................       (3,770)             2,065              6,274              2,374
                                                           ---------          ---------          ---------          ---------
Income (loss) before income taxes, and equity loss.....     (229,100)             3,298            255,251             22,990
Income taxes...........................................      132,228              7,044             14,597             12,840
Equity loss............................................     (166,981)           (25,616)          (368,592)           (42,235)
                                                           ---------          ---------          ---------          ---------
Net loss...............................................    $(263,853)         $ (15,274)         $ (98,744)         $  (6,405)
                                                           =========          =========          =========          =========

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

    --    our ability to acquire interests in additional companies,

    --    growth in demand for Internet products and services,

    --    adoption of the Internet as an advertising medium,

    --    our ability to successfully expand our business internationally, and

    -- our ability to effectively manage existing capital resources and to raise additional capital if necessary.

     Our actual results could differ materially from those anticipated in these forward-looking statements as a result of these factors.


GENERAL

     Internet Capital Group, Inc. ("ICG") is an internet company actively engaged in B2B e-commerce through a network of partner companies. As of September 30, 2000 we owned interests in 80 B2B e-commerce companies that we refer to as our partner companies. We focus on three types of B2B e-commerce companies, which we call technology infrastructure companies, horizontal services and vertical market makers.

     Although we refer in this report to the companies in which we have acquired a convertible debt or an equity ownership interest as our "partner companies" and indicate that we have a "partnership" with these companies, we do not act as an agent or legal representative for any of our partner companies, and we do not have the power or authority to legally bind any of our partner companies, and we do not have the types of liabilities in relation to our partner companies that a general partner of a partnership would have.

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

     We operate in an industry that is rapidly evolving and extremely competitive. Recently, many Internet based businesses, including some with B2B business models, have experienced difficulty in raising additional capital necessary to fund operating losses and continued investments that their management teams believe are necessary to sustain operations. Valuations of public companies operating in the Internet B2B e-commerce sector have declined significantly since the first quarter of 2000. In the first quarter of 2000, we announced several significant acquisitions that were financed principally with shares of our stock and, based on the price of our stock at that time, were valued in excess of $1 billion. Based on our periodic review of our partner company holdings, including those valued in the first quarter, as of September 30, 2000, an impairment charge of $44.2 million was recorded in the third quarter to write off certain partner company holdings. It is reasonably possible that our accounting estimates with respect to the useful life and ultimate recoverability of our carrying basis, including goodwill in other partner companies, could change in the near term and that the effect of such changes on the financial statements could be material. While we currently believe that the recorded amount of carrying basis including goodwill is not impaired, a significant write-down or write-off of partner company carrying basis including goodwill may be required in the future.

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

     Consolidation. Partner companies in which we directly or indirectly own more than 50% of the outstanding voting securities or those where we have effective control are generally accounted for under the consolidation method of accounting. Under this method, a partner company's accounts are reflected within our Consolidated Statements of Operations. Participation of other partner company stockholders in the earnings or losses of a consolidated partner company is reflected in the caption "Minority interest" in our Consolidated Statements of Operations. Minority interest adjusts our consolidated net results of operations to reflect only our share of the earnings or losses of the consolidated partner company.

     We acquired controlling majority ownership interests in Breakaway Solutions during the three months ended March 31, 1999, EmployeeLife.com and iParts during the three months ended June 30, 1999, CyberCrop.com during the three months ended September 30, 1999, Animated Images and ICG Commerce during the three months ended December 31, 1999, AssetTRADE, Emptoris, ICG AsiaWorks, Industrial America and RightWorks during the three month period ended June 30, 2000 and eu-Supply, eMarket Capital, Mesania, OnMedica and PaperExchange.com during the three month period ended September 30, 2000, each of which was consolidated from the date of its acquisition. Due to Breakaway Solutions' initial public offering in October 1999, our voting ownership interest in Breakaway Solutions decreased below 50% and we have accounted for Breakaway Solutions under the equity method of accounting since October 1999. In the three months ended June 30, 2000, we acquired a minority interest in Delphion. Due to provisions which give us control of Delphion's Board of Directors, we have consolidated since the date of acquisition. During the three months ended June 30, 2000, our ownership in EmployeeLife.com dropped below 50% and during the three months ended September 30, 2000, our ownership in AssetTRADE dropped below 50%. We have accounted for our ownership in EmployeeLife.com and AssetTRADE as equity method investments since the date our ownership dropped below 50%. As of September 30, 2000, Animated Images, CyberCrop.com, Delphion, Emptoris, eu-Supply, eMarket Capital, ICG AsiaWorks, Industrial America, ICG Commerce, iParts, Mesania, OnMedica, PaperExchange.com and RightWorks were our only consolidated partner companies.

     The effect of a partner company's net results of operations on our net results of operations is generally the same under either the consolidation method of accounting or the equity method of accounting, because under each of these methods only our share of the earnings or losses of a partner company is reflected in our net results of operations in the Consolidated Statements of Operations.

     Equity Method. Partner companies whose results we do not consolidate, but over whom we exercise significant influence, are generally accounted for under the equity method of accounting. Whether or not we exercise significant influence with respect to a partner company depends on an evaluation of several factors including, among others, representation on the partner company's board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the partner company, including voting rights associated with our holdings in common, preferred and other convertible instruments in the partner company. Under the equity method of accounting, a partner company's accounts are not reflected within our Consolidated Statements of Operations; however, our share of the earnings or losses of the partner company is reflected in the caption "Equity income (loss)" in the Consolidated Statements of Operations. As of December 31, 1999, we accounted for 31 of our partner companies under the equity method of accounting. As of September 30, 2000, we accounted for 48 of our partner companies under this method.

     Our partner companies accounted for under the equity method of accounting at September 30, 2000 and December 31, 1999 included:

                                                                                               VOTING OWNERSHIP
                                                                          PARTNER
                                                                          COMPANY      SEPTEMBER 30,       DECEMBER 31,
                                                                           SINCE           2000                1999
                                                                          ------           -----               ----
EQUITY METHOD:
     AssetTRADE.com, Inc...............................................    1999             49%                17%
     Blackboard, Inc...................................................    1998             26%                29%
     Breakaway Solutions, Inc..........................................    1999             32%                40%
     buy.co.uk Limited.................................................    2000             33%                N/A
     BuyMedia, Inc.....................................................    2000             40%                N/A
     Bidcom, Inc.......................................................    1999             27%                35%
     CommerceQuest, Inc................................................    1998             33%                28%
     Commerx, Inc......................................................    1998             38%                40%
     ComputerJobs.com, Inc.............................................    1998             46%                33%
     CreditTrade, Inc..................................................    2000             30%                N/A
     Data West Corporation (dba CourtLink, Inc)........................    1999             32%                19%
     eCatalogs, Inc....................................................    2000             25%                N/A
     E-Chemicals, Inc..................................................    1998             49%                N/A
     eCredit.com, Inc..................................................    2000             40%                N/A
     eMarketWorld.com, Inc.............................................    1999             42%                42%
     eMerge Interactive, Inc...........................................    1999             36%                45%
     eMetra Limited....................................................    2000             45%                N/A
     EmployeeLife.com, Inc.............................................    1999             49%                N/A
     Eumedix.com BV....................................................    2000             39%                N/A
     FOL Networks Limited..............................................    2000             32%                N/A
     Freeborders.com, Inc..............................................    2000             36%                N/A
     FuelSpot.com, Inc.................................................    2000             31%                N/A
     InfoMart Corporation..............................................    2000             45%                N/A
     Internet Commerce Systems, Inc....................................    1999             47%                43%
     Internet Healthcare Group L.L.C. .................................    2000             39%                N/A
     Investor Force Holdings, Inc......................................    1999             39%                49%
     iSky, Inc.........................................................    1996             26%                31%
     Jamcracker, Inc...................................................    1999             N/A                24%
     Justice Link......................................................    1999             N/A                37%
     LinkShare Corporation.............................................    1998             39%                34%
     Logistics.com, Inc................................................    2000             29%                N/A
     MetalSite, Inc. ..................................................    1999             38%                44%
     NationStreet, Inc.................................................    1999             49%                38%
     NetVendor, Inc....................................................    1999             37%                27%
     Onvia.com, Inc....................................................    1999             N/A                23%
     PrintMountain  Ltd................................................    2000             28%                N/A
     RetailExchange.com, Inc...........................................    1999             32%                30%
     SageMaker, Inc....................................................    1998             20%                21%
     Simplexis.com.....................................................    2000             47%                N/A
     Sourceree  Limited ...............................................    2000             39%                N/A
     StarCite, Inc.....................................................    1999             50%                43%
     Syncra Systems, Inc...............................................    1998             36%                35%
     TALPX, Inc........................................................    2000             28%                N/A
     TeamOn.com, Inc...................................................    2000             34%                N/A
     Tibersoft Corporation.............................................    2000             28%                N/A
     traffic.com, Inc..................................................    1999             26%                20%
     United Messaging, Inc.............................................    1999             36%                37%
     Universal Access, Inc.............................................    1999             23%                24%
     USgift.com Corporation............................................    1999             35%                38%
     VerticalNet, Inc..................................................    1996             28%                34%
     Vivant! Corporation...............................................    1998             38%                31%

     As of September 30, 2000, we owned voting convertible preferred stock in all companies listed except Breakaway Solutions, eMerge Interactive, Onvia.com Inc., Universal Access Inc. and VerticalNet, Inc. ("VerticalNet") in which we owned voting common stock and CommerceQuest in which we owned non-voting convertible debentures. We also owned voting common stock in a number of these partner companies and have representation on the board of directors of all of the above partner companies.

     Those partner companies listed with a voting ownership of "N/A" reflects that either these companies were accounted for under a different method at that time (E-Chemicals was accounted for under the cost method of accounting at December 31, 1999 and Jamcracker, Inc. and Onvia.com, Inc. changed from equity method companies at September 30, 2000) or we had not acquired an interest in the partner company as of December 31, 1999. In April 2000 Justicelink merged with Courtlink.

     On October 24, 2000, Bidcom, Inc. announced an agreement to merge with Cephien, Inc. to form Citadon, Inc.

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

     Our partner companies accounted for under the cost method of accounting at September 30, 2000 and December 31, 1999 included:



                                                                                               VOTING OWNERSHIP
                                                                               PARTNER    ---------------------------
                                                                               COMPANY    SEPTEMBER 30,  DECEMBER 31,
                                                                                SINCE         2000          1999
                                                                                -----         ----          ----
COST METHOD:
     Arbinet-thexchange, Inc..............................................      1999             8%            8%
     Autovia Corporation..................................................      1998            20%           16%
     Cargobiz.com AG......................................................      2000            19%           N/A
     ClearCommerce Corporation............................................      1997            11%           15%
     Collabria, Inc.......................................................      1999             8%           11%
     Context Integration, Inc. ...........................................      1997            15%           14%
     Deja.com, Inc. ......................................................      1997             2%            2%
     DNI Holdings,  Inc. (dba Blackbird) .................................      2000            19%           N/A
     eColony, Inc.........................................................      2000            15%           N/A
     E-Chemicals, Inc. ...................................................      1998            N/A            0%
     Entegrity Solutions Corporation......................................      1996             9%            11%
     GoIndustry AG........................................................      2000            20%           N/A
     Jamcracker, Inc. ....................................................      1999            17%           N/A
     Onvia.com, Inc. .....................................................      1999            20%           N/A
     Persona, Inc.........................................................      1998             8%            8%
     Servicesoft, Inc.....................................................      1998             5%            5%
     Surgency, Inc. ......................................................      1996            12%           12%
     TRADEX Technologies, Inc. ...........................................      1999            N/A           10%
     U.S. Interactive, Inc................................................      1996             2%            3%
     VerticalNet Europe BV................................................      2000            11%           N/A

     As of September 30, 2000, we owned voting convertible preferred stock in all companies listed except Deja.com and Surgency, in which we owned non-voting convertible preferred stock and voting common stock and Onvia.com and U.S. Interactive, in which we owned voting common stock. We also owned voting common stock in a number of these partner companies and in most cases have representation on the board of directors of the above partner companies. We record our ownership in debt securities at cost as we have the ability and intent to hold these securities until maturity. In addition to our investments in voting and non-voting equity and debt securities, we also periodically make advances to our partner companies in the form of promissory notes. There were no advances to cost method partner companies at September 30, 2000. In October 2000 we sold our remaining interest in U.S. Interactive.

     Those Partner Companies listed with a voting ownership of "N/A" reflects that either these companies were accounted for under a different method at that time. We sold our ownership interest in TRADEX Technologies, Inc.

("TRADEX") during the period ended June 30, 2000. During the three months ended September 30, 2000, Benchmarking Partners, Inc. changed its name to Surgency, Inc.


     Most of our cost method partner companies are in a very early stage of development and have not generated significant revenues. In addition, most cost method partner companies incurred substantial losses in 1999 and in the nine months ended September 30, 2000 and are expected to continue to incur substantial losses in 2000. None of our cost method partner companies have paid dividends during our period of ownership and they generally do not intend to pay dividends in the foreseeable future. Onvia.com and U.S. Interactive, which are publicly traded, are accounted for under Statement of Financial Accounting Standards No. 115.


EFFECT OF VARIOUS ACCOUNTING METHODS ON THE PRESENTATION OF OUR FINANCIAL STATEMENTS

     The presentation of our financial statements may differ from period to period primarily due to whether or not we apply the consolidation method of accounting or the equity method of accounting. For example, we consolidated Breakaway Solutions' financial statements from the date of acquisition through September 30, 1999 and EmployeeLife.com from the date of acquisition through March 31, 2000. Due to Breakaway Solutions' initial public offering in October 1999, additional equity transactions effected for EmployeeLife.com subsequent to March 31, 2000 and equity securities issued for new acquisitions in September 2000 made by AssetTRADE, our voting ownership interest in AssetTRADE, Breakaway Solutions and EmployeeLife.com decreased to below 50%. Therefore, we have applied the equity method of accounting since these dates.

     We acquired controlling majority voting interests in Breakaway Solutions during the three months ended March 31, 1999, EmployeeLife.com and iParts during the three months ended June 30, 1999, CyberCrop.com during the three months ended September 30, 1999, Animated Images and ICG Commerce during the three months ended December 31, 1999, Emptoris, AssetTRADE, IndustrialAmerica, ICG AsiaWorks and RightWorks during the three months ended June 30, 2000 and eu-supply, eMarket Capital, Mesania, OnMedica and PaperExchange.com during the three month period ended September 30, 2000 each of which was consolidated from the date of its acquisition. In the three months ended June 30, 2000, we acquired a minority interest in Delphion. Due to provisions which give us control of Delphion's Board of Directors, we have consolidated since the date of acquisition. The presentation of our consolidated financial statements looks substantially different as a result of consolidating Animated Images, CyberCrop.com, Delphion, Emptoris, eu-supply, eMarket Capital, ICG AsiaWorks, ICG Commerce, Industrial America, iParts, Mesania, OnMedica, PaperExchange.com and RightWorks and no longer consolidating AssetTRADE, Breakaway Solutions and EmployeeLife.com in our financial statements for the three and nine months ended September 30, 2000 versus comparable periods in the prior year.

     To understand our net results of operations and financial position without the effect of consolidating our majority owned subsidiaries, Note 8 to our Consolidated Financial Statements summarizes our Parent Company Statements of Operations and Balance Sheets which treat our majority owned subsidiaries as if they were accounted for under the equity method of accounting for all periods presented. Our share of the losses of Animated Images, AssetTRADE, Breakaway Solutions, CyberCrop.com, Delphion, Emptoris, eu-Supply, eMarket Capital, ICG AsiaWorks, ICG Commerce, Industrial America, iParts and RightWorks is included in "Equity income (loss)" in the Parent Company Statements of Operations. The carrying value of Animated Images, Breakaway Solutions, CyberCrop.com, EmployeeLife.com, Delphion, Emptoris, ICG AsiaWorks, ICG Commerce, Industrial America, iParts OnMedica, PaperExchange.com and RightWorks, as of September 30, 2000, is included in "Ownership interests in and advances to Partner Companies" in the Parent Company Balance Sheets.


NET RESULTS OF OPERATIONS

     Our reportable segments determined in accordance with Statement of Financial Accounting Standards No. 131 are Partner Company Operations and General ICG Operations. Partner Company Operations includes the effect of consolidating Animated Images, AssetTRADE, Breakaway Solutions, CyberCrop.com, Delphion, EmployeeLife.com, Emptoris, eu-Supply, eMarket Capital, ICG AsiaWorks, ICG Commerce, Industrial America, iParts, Mesania, OnMedica, PaperExchange.com and RightWorks from their dates of acquisition, and recording our share of earnings or losses of partner companies accounted for under the equity method of accounting. General ICG Operations represents the expenses of providing strategic and operational support to our partner companies, as well as the related administrative costs related to these expenses. General ICG Operations also includes the effect of transactions and other events incidental to our ownership interests in our partner companies and our operations in general.


NET RESULTS OF OPERATIONS-PARTNER COMPANY OPERATIONS

Consolidated Companies--Analysis of the periods ended September 30, 2000 and 1999.

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

     Animated Images, CyberCrop.com, ICG Commerce and iParts were consolidated during the three and nine month period ended September 30, 2000, and Emptoris, Delphion, ICG AsiaWorks, Industrial America and RightWorks were consolidated from their dates of acquisition during the three months ended June 30, 2000. eu-supply, eMarket Capital, OnMedica, Mesania and PaperExchange.com were consolidated from their dates of acquisition during the three months ended September 30, 2000. EmployeeLife.com was consolidated from its date of acquisition through March 31, 2000. AssetTRADE was consolidated during the three months ended June 30, 2000 only. The consolidated partner companies accounted for $16.5 million and $96.7 million for the three months ended September 30, 2000 and $21.7 million and $163 million for the nine months ended September 30, 2000, of our Partner Company Operations' revenue and operating expenses, respectively. AssetTRADE, CyberCrop.com, Delphion, eMarket Capital, EmployeeLife.com, eu-Supply, ICG AsiaWorks, Industrial America, iParts, Mesania, and OnMedica have generated negligible revenue since their inception, and incurred aggregate operating expenses of $30.5 million, and $51.8 million, during the three and nine months ended September 30, 2000, respectively. Animated Images, Emptoris, ICG Commerce, PaperExchange.com and RightWorks generated aggregate revenues of approximately $15.9 million and $21 million during the three and nine months ended September 30, 2000, respectively, and incurred aggregate operating expenses of $66.2 million and $111.2 million, consisting primarily of selling, general and administrative expenses as they deploy their business models.

     Our consolidated partner companies have recorded deferred compensation which will result in future amortization expenses of approximately $66 million. Included in selling, general and administration expenses was $5.3 million and $6.3 million of amortization of deferred compensation, and $5.6 million and $5.6 million of stock option acceleration charges for the three and nine months ended September 30, 2000, respectively. Deferred compensation relates to the grant of stock options to non-employees and the grant of employee stock options with exercise prices less than deemed fair value.

     During 1999 and 2000, we acquired consolidated partner company interests resulting in goodwill and other intangibles totaling approximately $1.3 billion at September 30, 2000 which is being amortized generally over 3 years. Amortization expense related to the consolidated companies for the three and nine months ended September 30, 2000 was $104.9 million and $133.5 million, respectively, and for the three and nine months ended September 30, 1999 was $2.1 million and $9.9 million, respectively. Without giving effect to additional acquisitions in consolidated companies subsequent to September 30, 2000, we expect goodwill amortization related to consolidated companies to be approximately $120.0 million through the remainder of 2000.

     During the three months ended June 30, 2000 we acquired a majority interest in RightWorks. Purchased in-process research and development represents the value assigned to research and development projects of RightWorks which were not complete at the acquisition date and had no alternative future use. In accordance with SFAS No. 2, "Accounting for Research and Development Costs," and FASB Interpretation No. 4 "Applicability of SFAS No. 2 to Business Combinations Accounted for by the Purchase Method," amounts assigned to purchased in-process research and development meeting the above stated criteria must be charged to expense as part of the allocation of purchase price of a business combination. The purchased in-process research and development was valued using the income approach, which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows, fair returns on all identifiable assets and consideration of the state of completion of such projects. The purchased in-process research and development charge, which had no associated tax benefit, was classified as an operating expense on our consolidated statement of operations. The current purchase price allocation, including the purchased in-process research and development charge, is preliminary and subject to adjustment upon finalization of our purchase accounting.

Equity Method Companies

     A significant portion of our net results of operations is derived from companies in which we hold a significant minority ownership interest. These companies are accounted for under the equity method of accounting. Equity income
(loss) fluctuates with the number of companies, and the net results of operations of these companies. Certain amounts recorded to reflect our share of the income (loss) of our partner companies accounted for under the equity method are based on estimates and on unaudited results of operations of those partner companies and may require adjustments in the future when audits of these entities are made final. During 1999 and 2000, we acquired equity method partner company interests resulting in goodwill and other intangibles totaling approximately $872 million as at September 30, 2000 which is being amortized generally over 3 years. Amortization expense related to the equity method companies for the three and nine months ended September 30, 2000 was $99.0 million and $203.2 million, respectively, and for the three and nine months ended September 30, 1999 was $6.2 million and $11.1 million, respectively. Without giving effect to additional acquisitions in equity method companies subsequent to September 30, 2000, we expect goodwill amortization related to equity method companies to approximately $100 million through the remainder of 2000. The extent to which actual goodwill amortization in 2000 related to equity method companies exceeds this estimate will depend primarily upon the amount of capital we deploy in 2000 for the acquisition of additional ownership interests in equity method companies. Equity method partner company goodwill which was previously classified in equity loss in our consolidated statements of operation has been reclassified to amortization of goodwill and intangibles for all periods presented. The amortization related to equity method partner companies for three and nine months ended September 30, 2000 was $99.0 million and $203.2 million and for the three and nine months ended September 30, 1999 was $6.2 million and $10.9 million.

     During the period ended September 30, 2000 we accounted for 48 companies under the equity method of accounting, compared to 22 for the period ended September 30, 1999. All of the companies incurred losses in the three and nine months ended September 30, 2000. Our equity loss is related to our share of the equity method companies' income and losses for the period. Of the $120.8 million and $280.2 million equity loss related to our share of the income and losses of companies accounted for under the equity method for the three and nine months ended September 30, 2000, $(20.6) million and $(32.4) million in income (loss) was attributable to VerticalNet and $(4.3) million and $(17.2) million, $(2.9) million and $(7.4) million, $(6.5) million and $(13.4) million and $(1.6) million and $(4.4) million, respectively, were attributable to Onvia.com's, Universal Access', Breakaway Solutions' and eMerge Interactive's net losses for the three and nine months ended September 30, 2000, respectively, while the other 43 companies accounted for the remaining equity losses ranging from less than $(.1) million to $(5.8) million and less than $(.1) million to $(15.8) million for the three and nine month periods ended September 30, 2000, respectively.

     During the three months ended September 30, 2000 our ownership in Onvia.com dropped below 20% and accordingly, we have accounted for our ownership in Onvia.com as a cost method investment since the date our ownership dropped below 20%.

     For the three and nine months ended September 30, 2000, VerticalNet had net revenues of $73.7 million and $154.7 million, respectively, and a loss attributable to common shareholders of $76.0 million and $121.1 million, respectively compared to revenues of $5.2 million and $10.7 million and a loss attributable to common shareholders of $25.8 million and $38.2 million in the comparable periods in 1999. In September 2000, VerticalNet announced plans to organize the business into three strategic business units:VerticalNet Markets, VerticalNet Solutions and VerticalNet Exchanges. Due to the early stage of VerticalNet Solutions formation, management will continue to operate and measure the performance of VerticalNet Markets and Solutions as one segment for the remainder of 2000. VerticalNet's revenue increased from the three months ended June 30, 2000 to the three months ended September 30, 2000 due to increases in its primary revenue streams, including: e-enablement and e-commerce; advertising and services; and exchange transactions. Net exchange transaction revenues from VerticalNet Exchanges reached $39.3 million or 53 percent of total revenues for the quarter. This increase was in part attributable to an acquisition made by the subsidiary during the quarter. VerticalNet Markets revenues including e-enablement, e-commerce, advertising and services reached $34.5 million for the quarter ended September 30, 2000. VerticalNet's losses increased period to period due to its cost of maintaining, operating and promoting an increased number of vertical trade community features and horizontal business services, as well as continuing growth in the VerticalNet Exchange operations and the development of the VerticalNet Solutions unit. Operational and customer service costs also increased due to the increased number of customers that resulted from VerticalNet's commercial relationship with Microsoft. Additional costs include increased amortization expense associated with acquisitions.

     For the three and nine months ended September 30, 2000, Onvia.com had revenues of $45.3 million and $96.1 million, respectively, and net losses of $30.5 million and $91.4 million, respectively, compared to revenue of $8.1 million and $13.2 million, respectively, and a net loss of $10.8 million and $16.2 million, respectively, for the comparable periods in 1999. The company has generated substantially all of its revenue from product sales. Onvia.com's revenue increased period to period due to increased product sales to new and existing customers. Onvia.com's losses increased period to period despite improvement in negative gross margins due to additional selling, general and administrative and technology costs incurred as it builds its customer base and increases its operating expenses related to marketing and advertising programs designed to build its brand and drive customer acquisition as well as increases in personnel and non-cash equity compensation charges.

     For the three and nine months ended September 30, 2000, Universal Access had revenues of $14.0 million and $30.8 million, respectively, and net losses of $12.5 million and $32.0 million, respectively, compared to revenues of $4.3 million and $8.6 million, respectively and net losses of $9.4 million and $13.1 million, respectively, for the comparable periods in 1999. The company has generated substantially all of its revenue from providing ongoing, dedicated circuit access. Monthly recurring circuit revenues are generated under client contracts with terms ranging from 12 to 60 months and averaging 26 months. The increase in revenues was attributable to an increase in the volume of circuits sold due to an increase in the number of customers as well as additional sales to existing customers. Universal Access' losses increased period to period as a result of increased operating expenses attributable to increases in personnel, depreciation and amortization.

     For the three and nine months ended September 30, 2000, Breakaway Solutions had revenues of $34.6 million and $87.9 million, respectively, and net losses of $20.0 million and $40.1 million, respectively, compared to revenues of $7.2 million and $14.7 million, respectively, and net losses of $4.5 million and $7.0 million for the comparable periods in 1999. Breakaway Solutions is a full service provider of e-business solutions and application hosting. Prior to Breakaway Solutions' acquisition of Applica in 1999, Breakaway Solutions derived no revenues from application hosting. Breakaway Solutions believes, however, that application hosting will account for a significantly greater portion of revenues in the future. For the three and nine months ended September 30, 2000, application hosting services generated $7.6 million and $15.6 million, respectively, and revenues from services generated $27.0 million and $72.4 million, respectively. The increase in revenues from services was attributable to increases in billable consultants and billing rates as the market demand for internet professional services continued to increase. Breakaway Solutions' losses increased period to period as a result of increases in personnel, marketing and increased depreciation and amortization expenses.

     For the three and nine months ended September 30, 2000, eMerge Interactive had revenues of $277 million and $473 million, respectively, and net losses of $7.3 million and $20.7 million, respectively, compared to revenues of $15.8 million and $18.3 million, respectively, and net losses of $4.7 million and $10.7 million, respectively, for the comparable periods in 1999. Substantially all revenue for the period was derived from cattle sales and comparisons to the comparable periods in 1999 are not meaningful. During the three months ended September 30, 2000, the number of cattle sold by eMerge Interactive rose to 632,800 head, an increase of 85% from the 342,500 head sold in the three months ended June 30, 2000. Gross margins were less than 1% during the quarter and significant sales and marketing and research and development costs have contributed to eMerge Interactive's net loss. During the three months ended September 30, 2000, eMerge Interactive launched a live-networked Internet cattle auction and acquired the cattle marketing networks.

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


NET RESULTS OF OPERATIONS-GENERAL ICG OPERATIONS

General and Administrative

     Our general and administrative costs consist primarily of employee compensation, outside services such as legal, accounting and consulting, and travel-related costs. We commenced operations in March 1996 with offices in Wayne, Pennsylvania and San Francisco, California. As the number of our employees grew to support our operations and those of our partner companies, our general and administrative costs increased. In late 1998, we opened an office in Boston, Massachusetts, and in 1999 we established operations in Seattle, Washington and London, England and in 2000 we established operations in Munich, Germany, Paris, France and Tokyo, Japan and we significantly increased the number of our employees. As a result of these initiatives, our general and administrative costs increased $15.8 million and $53.5 million for the three and nine months ended September 30, 2000 compared to the comparable periods in 1999. Also, included in this increase for the nine months ended September 30, 2000 was approximately $6.3 million in non-cash compensation relating to the acceleration of stock option vesting.

     During the years ended December 31, 1999 and 1998, we recorded aggregate unearned compensation expense of $16.4 million and $0.7 million, respectively, in connection with the grant of stock options to non-employees and the grant of employee stock options with exercise prices less than the deemed fair value on the respective dates of grant. General and administrative costs for the three and nine months ended September 30, 2000 and 1999 included $1.6 million, $5.2 million, $2.6 million and $3.3 million, respectively, of amortization expense related to stock option grants.

     On November 8, 2000 we announced plans to reduce our workforce by approximately 35%, consolidate certain facilities (primarily through the closure of our offices in Seattle, Washington) and write-down certain assets. As a result of these initiatives we expect to record a charge of approximately $25-$30 million in the fourth quarter of 2000.


Research and Development

     During the three and nine months ended September 30, 2000, we expensed $2.1 million and $11.1 million, respectively, on research and development projects principally relating to the development of a technology platform to allow market makers to conduct business-to-business transactions. We anticipate we will continue to devote resources to product development and that these costs may increase in the future.

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

     General ICG Operations' other income consisted of the following (unaudited in thousands):

                                                             THREE MONTHS ENDED,                      NINE MONTHS ENDED,
                                                                 SEPTEMBER 30,                          SEPTEMBER 30,
                                                                 -------------                          -------------
                                                           2000               1999                2000                 1999
                                                           ----               ----                ----                 ----
Sales of Excite holdings.........................       $      --           $      --           $      --           $   2,051
Sale of Excite to @Home Corporation..............              --                  --                  --               2,719
Sale of Smart Technologies to i2.................              --               2,942                  --               2,942
Sale of i2 Technologies holdings.................           7,521                  --              34,488                  --
Issuance of stock by VerticalNet.................           4,854              14,992             225,856              44,596
Issuance of stock by Breakaway Solutions.........           4,621                  --              24,294                  --
Issuance of stock by Universal Access............             998                  --                 998                  --
Tradex Sale to Ariba.............................              --                  --             449,284                  --
Sales of Ariba holdings..........................              --                  --             (51,701)                 --
Sale of CentriMed................................          22,364                  --              22,364                  --
Partner company impairment charges...............         (44,174)             (2,043)            (46,367)             (5,340)
Other............................................              --                  --                 151                   6
                                                        ---------           ---------           ---------           ---------
                                                        $  (3,816)          $  15,891           $ 659,367           $  46,974
                                                        =========           =========           =========           =========


     In February 1998, we exchanged all of our holdings of Matchlogic, Inc. for 763,820 shares of Excite, Inc. ("Excite"). Throughout the remainder of 1998 we sold 716,082 shares of Excite. During the three month period ended March 31, 1999, we sold 23,738 shares of Excite which resulted in $2.5 million of proceeds and $2.1 million of gains.

     In May 1999, @Home Corporation announced it would exchange its shares for all of the outstanding stock of Excite. As part of this merger, we received shares of @Home Corporation in exchange for our shares in Excite, resulting in a non-operating gain before taxes of $2.7 million.

     In August 1999, we divested our ownership interest in SMART Technologies, Inc. due to the agreement of merger between SMART Technologies, Inc. and i2 Technologies, Inc. Upon completion of this merger during the three months ended September 30, 1999, our ownership interest in and advances to SMART Technologies, Inc. were converted into cash, common stock and warrants to purchase common stock of i2 Technologies, Inc. During the three and nine months ended September 30, 2000, we sold 50,726 shares and 230,902 shares of i2 Technologies, respectively, which resulted in net proceeds of $8.5 million and $39.4 million and gains of $7.5 million and $34.5 million respectively.

     As a result of VerticalNet issuing additional shares for acquisitions and during the three and nine months ended September 30, 2000, our share of VerticalNet's net equity increased by approximately $4.9 million and $225.9 million, respectively. These increases adjust our carrying value in VerticalNet and result in non-operating gains of $4.9 million and $225.9 million, respectively, for the three and nine months ended September 30, 2000. Additionally, as a result of VerticalNet completing its initial public offering in February 1999 and issuing additional shares for acquisitions in 1999, our share of VerticalNet's net equity increased by $14.9 million and $44.6 million, respectively. This increase adjusts our carrying value in VerticalNet and results in a non-operating gain of $14.9 million and $44.6 million, in the three and nine months ended September 30, 1999. As a result of Breakaway Solutions issuing additional shares for acquisitions during the three and nine months ended September 30, 2000, our share of Breakaway Solutions' net equity increased by approximately $4.6 million and $24.3 million, respectively. This increase adjusts our carrying value in Breakaway Solutions and results in a non operating gain of $4.6 and $24.3 million, respectively. As a result of Universal Access issuing shares for acquisition during the three months ended September 30, 2000, our share of Universal Access net equity increased by approximately $1 million. These gains were recorded in accordance with SEC Staff Accounting Bulletin No. 84 and our accounting policy with respect to such transactions. We believe there is a high likelihood that transactions similar to these, in which a partner company we account for under the consolidation or equity method of accounting issues shares of its common stock, will occur in the future and we expect to record gains or losses related to such transactions provided they meet the requirements of SEC Staff Accounting Bulletin No. 84 and our accounting policy. In some cases, as described in SEC Staff Accounting Bulletin No. 84, the occurrence of similar transactions may not result in a non-operating gain or loss but would result in a direct increase or decrease to our stockholders' equity.

     In March 2000 we exchanged all of our interest in TRADEX for approximately
2.9 million shares of Ariba, Inc. ("Ariba") common stock. Based on Ariba's closing price on March 9, 2000, the closing date of the transaction, we recorded a pre-tax gain of $449.3 million. Our holdings of Ariba are accounted for as available-for-sale securities and will be marked to market, with the difference between carrying value and market value, net of deferred taxes, recorded in "Accumulated other comprehensive income" in the stockholders' equity section of our Consolidated Balance Sheets in accordance with Statement of Financial Accounting Standards No. 115. During the three months ended June 30, 2000 we sold approximately 631,530 shares of Ariba common stock at an average price of $78.57 and recorded a loss of $51.7 million.

     In September 2000, we sold all of our interest in CentriMed in exchange for $15.2 million in cash $15.5 million in contingent consideration to be received upon meeting certain levels of performance ($9.7 million was received in October
2000) and other consideration. We recorded a gain of $22.4 million, net of potential payments relating to our long-term incentive plan, during the three months ended September 30, 2000.

     For the three and nine months ended September 30, 2000, we recorded impairment charges of $44.2 million and $46.4 million for the other than temporary decline in the fair value of certain cost method and equity method partner companies. For the three and nine months ended September 30, 1999, we recorded impairment charges of $2.0 million and $5.3 million, respectively, for the other than temporary decline in the fair value of a cost method partner company. We concluded that the carrying value of these partner companies was permanently impaired based on the achievement of business plan objectives and milestones and the fair value of the partner companies relative to their carrying values. The impairment charges we recorded in 2000 were determined by comparing the carrying value of our ownership interests in these partner companies to the estimated fair values of our ownership interest. The impairment charges we recorded in 1999 were determined by the decrease in net book values of the partner company caused by its net losses.


Interest Income

     Our cash and cash equivalents at September 30, 2000 are invested primarily in money market accounts and highly liquid, high quality debt instruments. During the three months ended December 31, 1999, we received approximately $831 million in our follow-on stock offering and approximately $549.9 million from the sale of convertible subordinated notes. The increase in interest income in the three and nine months ended September 30, 2000 was primarily due to the significant increase in our cash and cash equivalents as a result of these transactions.


Interest Expense

     Interest expense increased during the period primarily as the result of the December 1999 issuance of approximately $566.3 million in convertible subordinated notes due 2004 bearing interest at 5.5%.


Income Taxes

     From our inception in March 1996 to February 1999, we were not subject to federal and state income taxes. On February 2, 1999, we converted from an LLC to a Corporation. Our accumulated deficit of $8.7 million at that date was reclassed to additional paid-in capital. From our inception on March 4, 1996 to February 2, 1999, we were organized as a limited liability company and were treated as a partnership for income tax purposes. As a result of our converting from an LLC to a corporation on February 2,

1999, we are subject to corporate federal and state income taxes. At the time of our conversion to a corporation, we recorded a deferred tax benefit and related deferred tax asset of $7.7 million which primarily represented the excess of tax basis over book basis of our partner companies.

     Our net deferred tax liability of $299.0 million at September 30, 2000 primarily consists of deferred tax liabilities of $113.2 million, relating primarily to the gain on the sale of a partner company for marketable securities, partially offset by tax assets resulting from net unrealized depreciation in available-for-sale securities and deferred tax liabilities of $185.8 million relating primarily to the excess of book carrying values over tax carrying values of our partner companies.

     We have not recorded a valuation allowance related to our gross deferred tax assets because we believe it is more likely than not that we will realize the benefits of these assets. The assets relate primarily to the excess of tax basis over book basis of our partner companies. These differences in basis represent capital losses for tax purposes which, if recognized, can only be deducted to the extent of capital gains. Additionally, these losses may be carried back three years and carried forward five years from the year in which they occur. While selling any portion of our ownership interests in partner companies is something we will not do in the ordinary course of business, we would consider pursuing such a sale at the minimum amount necessary to prevent any capital losses from expiring unutilized. If we do not believe such a strategy, or an alternative strategy, will be available in the time periods allowed for carrying back and carrying forward losses, we will establish a valuation allowance at that time. Most of our partner companies are in an early stage of development, currently generate significant losses and are expected to generate significant losses in the future. The marketability of the securities we own of our partner companies is generally limited as they primarily represent ownership interests in companies whose stock is not publicly traded. As of September 30, 2000, our only publicly traded partner companies are VerticalNet, Breakaway Solutions, eMerge Interactive, ICG AsiaWorks, Onvia.com, Universal Access, and U.S. Interactive. As a result, there is risk that we may not be able to realize the benefits of expiring carryforwards.


LIQUIDITY AND CAPITAL RESOURCES

     We have funded our operations with a combination of proceeds from the issuance of equity, proceeds from the issuance of convertible notes, proceeds from the sales of available-for-sale securities, proceeds from the disposition of our ownership interests in non-strategic assets, borrowings under bank credit facilities and interest earned on excess cash. From 1996 through December 31, 1999 we received approximately $1.79 billion in proceeds including our initial public offering, follow-on public offering and debt issuance.

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

     Borrowing availability under the facility is based on the fair market value of our holdings of publicly-traded partner companies (VerticalNet, Breakaway Solutions, eMerge Interactive, ICG AsiaWorks, Onvia.com, Universal Access and U.S. Interactive as of September 30, 2000. All remaining holdings of U.S. Interactive were sold in October 2000.) and the value, as defined in the facility, of our private partner companies. If the market price of our publicly traded partner companies declines, availability under the credit facility could be reduced significantly and could have an adverse effect on our ability to borrow under the facility and could require an immediate repayment of a portion of our outstanding borrowings, if any. At September 30, 2000, based on the provisions of the borrowing base, the full borrowing base was available less outstanding letters of credit of $6.0 million.

     Existing cash, cash equivalents and short-term investments, availability under our revolving bank credit facility, proceeds from the potential sales of all or a portion of our available-for-sale securities or minority interests and other internal sources of cash flow are expected to be sufficient to fund our cash requirements through the next 12 months, including commitments to new and existing partner companies and general operations requirements. At

November 7, 2000, we were obligated for approximately $30.4 million of guarantee commitments and $31.0 million of funding commitments to existing partner companies (includes a $23.0 million note payable to eMerge Interactive), $7.6 million of which is payable in cash or stock at our option. At November 7, 2000, we were contingently obligated for additional purchase price consideration of approximately $18.3 million payable in cash and $163.8 million payable in cash or stock at our option. Our contingent obligations will become due in whole or in part if certain existing partner companies meet agreed upon criteria, such as revenue or market capitalization milestones. We will continue to evaluate acquisition opportunities and may acquire additional ownership interests in new and existing partner companies in the next 12 months; however, such acquisitions will be made at our discretion. If we elect to make additional acquisitions, it may become necessary for us to raise additional funds. We may not be able to raise additional capital and failure to do so could have a material adverse effect on our business. If additional funds are raised through the issuance of equity securities, our existing shareholders may experience significant dilution.

     At September 30, 2000, our consolidated partner companies were obligated for approximately $27.8 million of commitments related to acquisitions, of which $15.0 million is payable in cash or stock at their option. They were also consequently obligated to fund $4.5 million to a related party.

     Consolidated working capital decreased to $473.1 million at September 30, 2000, compared to $1.3 billion at December 31, 1999 primarily as a result of the cost of ownership interests we acquired and other net cash outflows during the nine months ended September 30, 2000.

     Cash used in operating activities in the nine months ended September 30, 2000 compared to the same prior year period increased due to the increased cost of General ICG Operations' general and administrative expenses and research and development.

     Cash used in investing activities primarily reflects the acquisition of ownership interests in and advances to new and existing partner companies.

     In May 2000, we acquired a majority interest in Harbour Ring International Holdings, which was renamed ICG AsiaWorks Limited, for approximately $116.5 million in cash.

     In June 2000, we acquired a significant interest in eCredit,.com, Inc., a leading provider of Internet-based credit, financing and related services in exchange for approximately $424.7 million of our common stock (valued at $91.22 per share). We also acquired a majority interest in RightWorks, a leading provider of e-procurement software that powers B2B exchanges in exchange for approximately $754.0 million of our common stock (valued at $127.97 per share) and $22.0 million in cash.

     In September 2000, we acquired a majority interest in PaperExchange.com, which operates an e-business marketplace for the pulp and paper industry, in exchange for approximately $165.8 million of our common stock (valued at $34.44 per share).

     In addition to the above transactions, we utilized $1.0 billion in cash and notes in the aggregate to acquire interests in or make advances to new and existing partner companies during the nine months ended September 30, 2000. These companies included: Agribuys Inc., Arbinet-thechange, Inc, AssetTRADE.com, Autovia Corporation, DNI Holdings, Inc. (dba Blackbird), Blackboard, Inc., Breakaway Solutions, buy.co.UK, Limited, BuyMedia, CargoBiz.com AG, CentriMed.com, Inc., ClearCommerce Corporation, Collabria, Inc., CommerceQuest, Inc., ComputerJobs.com, Data West Corporation (dba Courtlink), CreditTrade, Inc., CyberCrop.com, Delphion, Deja.com, Inc., eCatalogs, Inc., E-Chemicals, Inc., eColony, Inc., eMarket Capital, eMetra Limited, EmployeeLife.com, Emptoris, Entegrity Solutions Corporation, Eumedix.com BV, eu-Supply, FOL Networks Limited, Freeborders.com, Inc., Fuelspot.com, Inc., GoIndustry AG, ICG Commerce, Internet Commerce Systems, Inc., Industrial America, InfoMart Corporation,, inOvate Communications Group, Inc., Internet Healthcare Group, L.L.C., Investor Force Holdings, Inc., iSky, Inc.

JamCracker, iVows Interactive Limited (dba mesania), LinkShare, Logistics.com, Inc., MetalSite, Inc., NationStreet, Inc., NetVendor, Inc., OnMedica, Onvia.com, Inc., PaperExchange.com, Print Mountain Ltd., RetailExchange.com, Inc., ServiceSoft Technologies, Inc., Simplexis.com, Sourceree Limited, StarCite, Inc., Surgency, Inc., (formerly Benchmarking Partners, Inc.), Syncra Systems, Inc., TALPX, Inc., TeamOn.com, Inc., Tibersoft Corporation, traffic.com, Inc., Universal Access, Inc., U.S. Gift.com, Corporation, VerticalNet Europe BV and Vivant! Corporation.

     During the nine months ended September 30, 2000, we also acquired interests in new and existing partner companies by issuing 5,045,177 shares and committing to issue 629,850 shares in the aggregate of our common stock with an aggregate value of approximately $216.0 million. These companies included: AssetTRADE, Breakaway Solutions, BuyMedia, CommerceQuest, ComputerJobs.com, E-Chemicals, eCredit, Emptoris and OnMedica.

     During the period from October 1, 2000 through November 7, 2000, we utilized $85.8 million to acquire interests in or make advances to new and existing partner companies. These companies included: Agribuys, AssetTRADE, InvestorForce, Linkshare, Commerx, CyberCrop.com, eMarketWorld, EmployeeLife.com, eu-Supply, FuelSpot.com, OnMedica, PaperExchange.com, RetailExchange, Starcite and Textiles Online Marketplaces Ltd.

     In September, we sold all of our ownership interest in CentriMed.com in exchange for $15.1 million in cash, $15.5 million in contingent consideration to be received upon meeting certain levels of performance, ($9.7 million was received in October 2000) and other consideration.

     In November 2000, VerticalNet announced it had signed a definitive agreement to acquire all of the outstanding stock of SierraCities.com, Inc. in exchange for $133 million VerticalNet stock. Consummation of the merger is subject to the tender of two-thirds of the outstanding SierraCities.com shares and customary closing conditions. The transaction had not been completed as of November 8, 2000. Upon completion of the transaction, the Company's voting ownership will decrease from 28% to 26%. In addition, the Company expects to record a non-operating gain due to the increase in its share of VerticalNet's net equity as a result of their issuance of shares.

     During the year ended December 31, 1999, Ariba, Inc. announced its intention to acquire all of the outstanding stock of one of our partner companies, TRADEX in exchange for approximately $2.0 billion in Ariba stock. Ariba closed its acquisition of TRADEX on March 9, 2000. Based on Ariba's closing price of $160.4375 on March 9, 2000, we recorded a non-operating gain of approximately $290 million, net of tax, during the quarter ended March 31, 2000. Our holdings of Ariba after the transaction are accounted for as available-for-sale securities and will be marked to market, with the difference between carrying value and market value, net of deferred taxes, recorded in "Accumulated other comprehensive income" in the shareholders' equity section of our Consolidated Balance Sheets in accordance with Statement of Financial Accounting Standards No. 115. We entered into cashless collar agreements with respect to 2.2 million shares of our holdings of Ariba common stock at fair value of $262.4 million. During the quarter ended June 30, 2000, we sold approximately 631,530 shares of Ariba common stock at an average price of $78.57 and recorded a loss of $51.7 million. At September 30, 2000, our holdings of Ariba common stock were valued at $278.6 million.

     Our general operations are not capital intensive, and capital expenditures in any year normally will not be significant in relation to our overall financial position. There were no material capital asset purchase commitments as of September 30, 2000.


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


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to equity price risks on the marketable portion of our equity securities. Our public holdings at September 30, 2000 include equity positions in companies in the Internet industry sector, including: Ariba, Inc., Excite@Home Corporation; Breakaway Solutions, Inc.; i2 Technologies, Inc.; eMerge Interactive, Inc.; ICG AsiaWorks; Universal Access, Inc.; Onvia.com, Inc.; Lycos, Inc.; US Interactive, Inc. and VerticalNet, Inc., many of which have experienced significant historical volatility in their stock prices. A 20% adverse change in equity prices, based on a sensitivity analysis of our public holdings as of September 30, 2000, would result in an approximate $416 million decrease in the fair value of our public holdings. A significant portion of the value of the potential decrease in equity securities, or $176.1 million and $65.7 million, consisted of our holdings in VerticalNet and ICG AsiaWorks, respectively.

     Although we typically do not attempt to reduce or eliminate our market exposure on these securities, particularly with respect to securities of our partner companies, we did enter into cashless collar agreements with respect to
2.2 million shares of our holdings of Ariba's common stock. The collar arrangements limit our exposure to and benefits from price fluctuations in the underlying equity securities. The collar arrangements mature between 2001 and 2003. The combined value of the collars and the underlying hedged securities at September 30, 2000 was $278.6 million. We may enter into similar collar arrangements in the future, particularly with respect to available for sale securities which do not constitute ownership interests in our partner companies.

     The carrying values of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and notes payable, approximate fair value because of the short maturity of these instruments. At September 30, 2000, the fair value of convertible subordinated notes is approximately $137.1 million versus a carrying value of $566.3 million. The carrying value of other long-term debt approximates its fair value, as estimated by using discounted future cash flows based on our current incremental borrowing rates for similar types of borrowing arrangements.

     Availability under our credit facility is determined by the market value of the publicly traded and privately held securities pledged as collateral. As of September 30, 2000, we had sufficient collateral to enable us to fully utilize this facility. Additionally, we are exposed to interest rate risk primarily through our bank credit facility. At September 30, 2000, there were no borrowings outstanding. Letters of credit of $6 million have been issued as of September 30, 2000 and have reduced our availability under the facility by the same amounts.

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

                           PART II.--OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS

None.


ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

CHANGES IN SECURITIES

Private Placements


(1) On August 29 2000, Internet Capital Group issued 122,789 shares of Common Stock in a private placement to BuyMedia, Inc., in exchange for 763,942 shares of Series D Convertible Preferred Stock of BuyMedia, Inc.


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



ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.           OTHER INFORMATION

None.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibit
Number                         Document

11.1 Statement Regarding Computation of Per Share Earnings (included herein at Note 1 - "Significant Accounting Policies" in the subsection "Net Income (Loss) Per Share" to the Consolidated Financial Statements on Page 13 and
                               Note 3 - "Net Loss Per Share" to the Consolidated Financial Statements on Page 14)

27.1                           Financial Data Schedule for the nine months ended
                               September 30, 2000



(b)  Reports on Form 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    INTERNET CAPITAL GROUP, INC.




Date:     November 14, 2000     By:    /s/ Edward H. West
                                    --------------------------------------------
                                    Name: Edward H. West
                                    Title: Chief Financial Officer
                                    (Principal Financial and Principal
                                     Accounting Officer)
                                    (Duly Authorized Officer)