Form 10-K
period 2000-12-31
INTERNET CAPITAL GROUP INC
filed 2001-04-02
CIK 1085621

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    FOR FISCAL YEAR ENDED DECEMBER 31, 2000

                           COMMISSION FILE 000-26929

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

                                 (610) 989-0111
              (Registrant's telephone number, including area code)
                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [X]     No  [ ]

     Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 1, 2001, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was $753.9 million. Such aggregate market value was computed by reference to the closing sale price of the Common Stock as reported on the Nasdaq National Market on such date. For purposes of making this calculation only, the Registrant has defined affiliates as including all directors, executive officers, and all beneficial owners of 10% or more of the Registrant's Common Stock.

     The number of shares of the Company's Common Stock outstanding as of March 1, 2001 was 280,132,130 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement (the "Definitive Proxy Statement") to be filed with the Securities and Exchange Commission for the Company's 2001 Annual Meeting of Stockholders are incorporated by reference into
Part III of this Report.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                          INTERNET CAPITAL GROUP, INC.
                                   FORM 10-K
                               DECEMBER 31, 2000

                                     INDEX

PART I..................................................................      3
  Item 1.   Business....................................................      3
  Item 2.   Properties..................................................     12
  Item 3.   Legal Proceedings...........................................     12
  Item 4.   Submission of Matters to a Vote of Security Holders.........     12

PART II.................................................................     12
  Item 5.   Market For Registrant's Common Equity and Related
            Stockholder Matters.........................................     12
  Item 6.   Selected Consolidated Financial Data........................     13
  Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................     14
  Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risk........................................................     47
  Item 8.   Financial Statements and Supplementary Data.................     48
  Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosures...................................     89

PART III................................................................     89
  Item 10.  Directors and Executive Officers of the Registrant..........     89
  Item 11.  Executive Compensation......................................     89
  Item 12.  Security Ownership of Certain Beneficial Owners and
            Management..................................................     89
  Item 13.  Certain Relationships and Related Transactions..............     89

PART IV.................................................................     89
  Item 14.  Exhibits, Financial Statement Schedule and Reports on Form
            8-K.........................................................     89

                                     PART I

     Although we refer in this Report to the companies in which we have acquired a convertible debt or an equity ownership interest as our "partner companies" and that we indicate that we have a "partnership" with these companies, we do not act as an agent or legal representative for any of our partner companies, and we do not have the power or authority to legally bind any of our partner companies, and we do not have the types of liabilities in relation to our partner companies that a general partner of a partnership would have.

     This Annual Report on Form 10-K includes forward looking statements within the meaning of Section 21E of the Securities Exchange Act, as amended. See the subsection of Item 7 entitled "Factors That May Affect Results" for more information.

ITEM 1. BUSINESS

BUSINESS OVERVIEW

     Internet Capital Group, Inc. is an Internet holding company actively engaged in business-to-business, or B2B, e-commerce through a network of partner companies. Our goal is to build companies that can obtain number one or two positions in their respective markets by delivering the software and services to help businesses increase efficiency and reduce costs. We believe that our sole focus on the B2B e-commerce industry allows us to rapidly capitalize on new opportunities and allocate resources appropriately to the greatest opportunities. As of December 31, 2000, our partner company network is made up of interests in 79 B2B e-commerce companies.

     Our operating strategy is to build and develop our partner companies by providing the companies with a collaborative network that leverages our collective knowledge and resources. We use these collective resources to actively support the business strategies, operations and management teams of our partner companies. Our resources include the experience, industry relationships and specific expertise of our management team, our partner companies' management and our Advisory Board. Currently, our Advisory Board consists of individuals with executive-level experience in general management, sales and marketing and information technology at leading companies such as Coca-Cola Company, Exodus Communications, IBM Corporation, Allied Signal, General Electric, MasterCard, Merrill Lynch and Microsoft.

     The substantial growth in B2B e-commerce creates tremendous market opportunities for new emerging companies. An increasing number of large enterprises are focusing on their core competencies to drive differentiation and competitive advantage for their firms. This means that they are looking for ways to outsource non-core, or non-strategic processes that cost time and money, and more importantly distract them from their top priorities, which are to achieve profitability, grow market share and deliver new products or services. Our partner companies deliver the software and services to help businesses focus on their core competencies. The companies span the three primary sectors of B2B e-commerce - technology infrastructure, horizontal service providers and vertical solutions providers.

     1. Technology Infrastructure companies are establishing supply chain/commerce software platforms that allow for better, faster information management and transaction processing between buyers and suppliers. At December 31, 2000 our partner company network included interests in the following 17 technology infrastructure companies:
        Breakaway Solutions, Inc. ("Breakaway Solutions"), ClearCommerce Corporation ("ClearCommerce"), CommerceQuest, Inc. ("CommerceQuest"), Context Integration, Inc. ("Context Integration"), Emptoris, Inc. ("Emptoris"), Entegrity Solutions Corporation ("Entegrity Solutions"), iSky, Inc. ("iSky"), Jamcracker, Inc. ("Jamcracker"), NetVendor, Inc. ("NetVendor"), Persona, Inc. ("Persona"), RightWorks Corporation ("RightWorks"), SageMaker, Inc. ("SageMaker"), Surgency, Inc. ("Surgency"), Syncra Systems, Inc. ("Syncra Systems"), TeamOn.com, Inc. ("TeamOn.com"), traffic.com, Inc. ("traffic.com") and United Messaging, Inc. ("United Messaging").

     2. Horizontal Service Providers automate and streamline non-core processes and enable the execution of online transactions, with critical services such as credit, logistics and procurement. At December 31,

        2000 our partner company network included interests in the following 14 horizontal service providers: AssetTRADE.com, Inc. ("AssetTRADE"), buy.co.uk limited ("buy.co.uk"), eCredit.com, Inc. ("eCredit"), eMarketWorld.com, Inc. ("eMarketWorld"), eu-Supply.com Svenska AB ("eu-Supply"), GoIndustry AG ("GoIndustry"), ICG Commerce Holdings, Inc. ("ICG Commerce"), LinkShare Corporation ("LinkShare"), Logistics.com, Inc. ("Logistics.com"), MROLink Corporation ("MROLink"), Onvia.com, Inc. ("Onvia.com"), Sourceree Limited ("Sourceree"), VerticalNet Europe BV ("VerticalNet Europe") and VerticalNet, Inc. ("VerticalNet").

     3. Vertical Solutions Providers coordinate, organize and streamline information within specific industry supply chains. They provide industry specific technology solutions to buyers and suppliers that can be divided into two distinct categories: fragmented and concentrated markets. At December 31, 2000 our partner company network included interests in the following 44 vertical solutions providers: Agribuys, Inc. ("Agribuys"), Arbinet-thexchange, Inc. ("Arbinet"), Autovia Corporation ("Autovia"), Blackbird, Inc. ("Blackbird"), Blackboard, Inc. ("Blackboard"), BuyMedia, Inc. ("BuyMedia"), cargobiz.com AG ("cargobiz.com"), Citadon, Inc. (formerly Bidcom, Inc.) ("Citadon"), Collabria, Inc. ("Collabria"), Commerx, Inc. ("Commerx"), ComputerJobs.com, Inc. ("ComputerJobs.com"), CourtLink Corporation ("CourtLink"), CreditTrade, Inc. ("CreditTrade"), CyberCrop.com, Incorporated ("CyberCrop.com"), Deja.com, Inc. ("Deja.com"), Delphion, Inc. ("Delphion"), E-Chemicals, Inc. ("E-Chemicals"), eMarketCapital, Inc. ("eMarketCapital"), eMerge Interactive, Inc. ("eMerge Interactive"), eMetra Limited ("eMetra"), EmployeeLife.com, Inc. ("EmployeeLife.com"), Eumedix.com BV ("Eumedix"), FOL Networks Limited ("FOL Networks"), FreeBorders.com, Inc. ("FreeBorders"), FuelSpot.com, Inc. ("Fuelspot.com"), InfoMart Corporation ("InfoMart"), inreon limited ("inreon"), Internet Commerce Systems, Inc. ("Internet Commerce Systems"), Investor Force Holdings, Inc. ("Investor Force"), iParts, Inc. ("iParts"), iVOWS Interactive Limited (d/b/a Mesania.com) ("Mesania"), MetalSite, Inc. ("MetalSite"), NationStreet, Inc. ("NationStreet"), PaperExchange.com, Inc. ("PaperExchange.com"), PrintMountain Ltd. ("PrintMountain"), RetailExchange.com, Inc. ("RetailExchange.com"), Simplexis.com ("Simplexis"), StarCite, Inc. ("StarCite"), TALPX, Inc. ("TALPX"), Textiles Online Marketplaces Limited ("Texyard"), Tibersoft Corporation ("Tibersoft"), Universal Access, Inc. ("Universal Access"), USgift.com Corporation ("USgift.com") and Vivant! Corporation ("Vivant!").

     At December 31, 2000, our partner company network also included significant interests in the following 4 other companies: eColony, Inc. ("eColony"), ICG Asia Ltd. ("ICG Asia"), Internet Healthcare Group L.L.C. ("Internet Healthcare") and OnMedica Group PLC ("OnMedica").

     We have expanded our network rapidly since our inception in 1996. In 1999 and 2000, we added 29 and 30 B2B e-commerce companies, respectively, to our network. We opened an office in London in late 1999 that focuses on European B2B opportunities. Since inception our London office has acquired interests in 12 European B2B e-commerce companies.

     During 2000 we expanded our presence into Asia with the creation of a wholly owned subsidiary in Tokyo, Japan and the partnering with Hutchison Whampoa to acquire a significant stake in ICG Asia, a company publicly traded on the Hong Kong stock exchange. Subsequent to December 31, 2000, we agreed to sell all of the assets of ICG Japan K.K. to ICG Asia and Joseph Kim, former CEO of ICG Japan K.K., assumed the position of CEO of ICG Asia.

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

INDUSTRY OVERVIEW

GROWTH OF THE INTERNET

     Forrester Research predicts that as the Internet matures it will become an information utility -- defined as the mechanism that people use to access information and each other -- from anywhere, and through any device. The qualities of the Internet that are expected to make it a necessity for consumers and businesses are its ubiquity, reliability and affordability. Driven by this necessity and the growing forces of consumer and corporate demand, we believe that business adoption of Internet strategies and government support will lead to its existence as a utility.

     We expect that the Internet will continue to pervade consumer and corporate existence and will breed new waves of innovation. Perhaps the largest economic promise related to the Internet is the B2B e-commerce market.

GROWTH OF B2B E-COMMERCE

     The Internet's substantial growth creates tremendous market opportunities for companies that provide software and services to help traditional businesses increase efficiency and cost savings by utilizing e-commerce. Historically, B2B e-commerce has occurred through electronic data interchange over proprietary networks, which are costly and available only to a limited number of participants. The Internet provides an open platform with common communication protocols to build efficient, cost-effective networks that facilitate e-commerce.

     Estimates of the value of B2B e-commerce by 2004 range from $5.7 trillion from AMR Research to $7.0 trillion from Forrester Research. The actual number however is far less meaningful than what we believe is the underlying reality, which is that B2B e-commerce is the technology innovation that will fundamentally transform how business is conducted.

     During 2000, the B2B e-commerce market began a period of rapid development and growth as enterprises of all sizes and across all industries looked for vehicles to help them:

     1. Increase efficiency and reduce cost;

     2. Focus on core competencies and outsource non-core, non-strategic processes; and

     3. Expand access to new and existing customers and suppliers.

INCREASE EFFICIENCY AND REDUCE COST

     Traditional businesses are utilizing the Internet to automate their internal operations, including manufacturing, finance, sales and purchasing functions. The Internet is also used to increase information flow and access throughout an organization. This increases operational efficiency by reducing the time, costs and resources required to transact business, lowering inventory levels and procurement costs, and improving responsiveness to customers and suppliers.

FOCUS ON CORE COMPETENCIES AND OUTSOURCE NON-CORE, NON-STRATEGIC PROCESSES

     There are an increasing number of large enterprises focusing on their core competencies to drive differentiation and competitive advantage for their firms. This means that they are looking for ways to outsource non-core, or non-strategic, processes that cost time and money, and more importantly distract them from their top priorities, which are to achieve profitability, grow market share and deliver new products or services.

EXPAND ACCESS TO NEW AND EXISTING CUSTOMERS AND SUPPLIERS

     Traditional businesses have relied on their sales forces and purchasing departments to develop and maintain customer and supplier relationships. This model is constrained by the time and cost required to exchange current information regarding requirements, prices and product availability, and the difficulty of cost-effectively locating new customers and suppliers and managing existing relationships. Traditional businesses can leverage the Internet to obtain and communicate real-time, accurate information regarding requirements, prices and products to a global audience, including suppliers, customers and business partners. This should make it easier for businesses to attract new customers and suppliers, improve service and increase revenue.

     We believe that the benefits of B2B are broad and will be realized by businesses in times of economic growth or contraction, because e-commerce can be used to build top line revenues in times of growth, and new levels of efficiency in times of contraction.

MARKET OPPORTUNITIES FOR EMERGING B2B E-COMMERCE COMPANIES

     We believe that there are significant opportunities for companies that can assist traditional businesses in using the Internet to create efficiency and savings. We focus on three primary types of B2B companies: technology infrastructure, horizontal service providers and vertical solutions providers.

     Technology Infrastructure. Many businesses need assistance in building and managing the technological infrastructure needed to support B2B e-commerce and in designing business practices to take advantage of the Internet. Software providers in this category are establishing supply chain/commerce software platforms that allow for better, faster information management and transaction processing between buyers and suppliers. Software providers may sell or license their products. Outsourced service providers offer software applications, infrastructure and related services designed to help traditional businesses reduce cost, improve operational efficiency and decrease time to market. Outsourced service providers may charge fees on a per-use or periodic basis. Strategic consultants assist traditional businesses in developing their e-commerce strategies. Systems integrators develop and implement a technological infrastructure that enables e-commerce. Systems integrators also integrate e-commerce applications with existing enterprise applications. Strategic consultants and systems integrators typically charge their clients on a project-by-project basis.

     Horizontal Service Providers. Many businesses are searching for ways to automate and streamline non-core processes and enable the execution of online transactions. Horizontal service providers are enabling the execution of online transactions by offering software platforms, infrastructure and related services for such critical processes as credit, logistics and procurement.

     Vertical Solutions Providers. The third sector of B2B consists of industry verticals, which coordinate, organize and streamline information within specific industry supply chains. These vertical solutions providers are providing industry specific technology solutions to buyers and suppliers.

OUR SOLUTION AND STRATEGY

     Our goal is to become a leader in B2B e-commerce by owning significant stakes in leading B2B companies that deliver the savings and efficiency of the Internet to businesses of all sizes across all industries. We believe that our sole focus on B2B e-commerce allows us to capitalize and focus on the largest growth and value opportunities in this sector.

     Our operating strategy is to build and develop our partner companies by providing the companies with a collaborative network that leverages our collective knowledge and resources. We use these collective resources to actively develop the business strategies, operations and management teams of our partner companies. Our resources include the experience, industry relationships and specific expertise of our management team, our partner companies' management and our Advisory Board.

     Our strategy is to:

     - Identify key markets and own stakes in potential leaders in B2B e-commerce;

     - Aggregate companies into a synergistic network to share knowledge and promote growth; and

     - Prioritize resources to accelerate development of our most promising partner companies.

IDENTIFY KEY MARKETS AND OWN STAKES IN POTENTIAL LEADERS

     Our expertise in the B2B e-commerce market has allowed us to identify companies that we believe are positioned to succeed. In building our partner company network, we have applied an analysis that capitalizes on this competitive advantage. In evaluating whether to enter a market, we weighed the following industry and company factors:

                               INDUSTRY CRITERIA

     1. Inefficiency. We considered whether the industry suffers from inefficiencies that may be alleviated through e-commerce. We also considered the relative amount of inefficiency, as more inefficient industries present greater profit potential.

     2. Competition. We evaluated the amount of competition that a potential partner company faced from e-commerce and traditional businesses.

     3. Industry Potential. When evaluating a market, we considered the number and dollar value of transactions. We evaluated the incremental efficiency to be gained from conducting or supporting transactions on-line and estimated the potential to migrate transactions on-line.

                            PARTNER COMPANY CRITERIA

     1. Industry Leader. We partnered with a company only if we believed that its products and skills could enable it to become a leader in its industry.

     2. Significant Ownership. We considered whether we would be able to obtain a significant position in the company and exert influence over the company.

     3. Network Synergy. We considered the degree to which a potential partner company might contribute to our network, and benefit from our network and operational resources.

     4. Management Quality. We assessed the overall quality and industry expertise of a potential partner company's management.

     When considering potential new acquisitions we consider the same factors enumerated above. After we identify an attractive potential partner company, we negotiate the acquisition of a significant interest in the company. As a condition to an acquisition, we have usually required representation on the company's board of directors to ensure our ability to provide active guidance to the partner company. We have structured acquisitions to permit the partner company's management and key personnel to retain an equity stake in the company. During our negotiations with potential partner companies we have emphasized the value of our collaborative network, which we believe gives us a competitive advantage over other acquirers in successfully consummating transactions.

     During 2000 we acquired interests in numerous partner companies. In late 2000 we reallocated our capital resources to focus on those partner companies that we believed presented the greatest near term potential. Due to this increased focus on certain existing partner companies, we intend to decrease our focus on new acquisitions. Accordingly, our intent is to acquire interests in new partner companies only when we believe the near term strategic value of such companies to be extremely compelling.

AGGREGATE COMPANIES INTO A SYNERGISTIC NETWORK TO PROMOTE GROWTH

     After making an acquisition, we take an active role in the partner company by providing both strategic guidance and operational support:

     Strategic Guidance. We provide strategic guidance to our partner companies regarding market positioning, business model development and market trends. Each partner company has a dedicated operations team. This team advises our partner companies' management and directors on day-to-day management and operational issues. Our exclusive focus on the B2B e-commerce market and the knowledge base of our partner companies, strategic investors, management and Advisory Board give us valuable experience that we share with our partner company network.

     Our Advisory Board consists of experienced executives from various backgrounds who provide our network with strategic guidance, sales, marketing and information technology expertise and industry contacts. For example, Advisory Board and management team members who provide strategic guidance to our partner companies include Lawrence Bossidy, former CEO of Allied Signal; Alex W. Hart, a former Chief Executive Officer of MasterCard International; and Yossi Sheffi, Ph.D., a co-founder of Syncra Systems and Logistics.com and currently a Professor at the Massachusetts Institute of Technology.

     Operational Support. B2B e-commerce companies often have difficulty obtaining senior executive level guidance in certain disciplines that successful companies need. We assist our partner companies by providing access to skilled managers who guide our partner companies in the following functional areas:

     - Sales and Marketing. Members of our Advisory Board and management team provide guidance to our partner companies' sales, marketing, product positioning and advertising efforts. These individuals include Sergio Zyman, a former Vice President and Chief Marketing Officer of the Coca-Cola Company.

     - Executive Recruiting and Human Resources. Members of our management team assist our partner companies in recruiting key executive talent. In providing this assistance, we leverage the contacts developed by our network of partner companies, management and Advisory Board. We believe that this is one of the most important functions that we perform on behalf of our partner companies. B2B e-commerce companies must locate executives with both industry and Internet expertise. The market for these professionals is highly competitive because few persons possess the necessary mix of skills and experience.

     - Information Technology. Members of our Board of Directors and Advisory Board who provide guidance to partner companies regarding information technology include K.B. Chandrasekhar, Chairman of the Board of Directors of Exodus Communications, and Peter A. Solvik, the Chief Information Officer of Cisco Systems, Inc.

     - Finance. ICG has a team of experienced finance executives who are dedicated to providing financial guidance to our partner companies in areas such as corporate finance, financial reporting, accounting and treasury operations.

     - Business Development. B2B e-commerce companies may be involved in evaluating, structuring and negotiating joint ventures, strategic alliances, and joint marketing agreements, acquisitions or other transactions. ICG has a dedicated resource assigned to assisting our partner companies in all these areas.

     One of the principal goals of our network is to promote innovation and collaboration among our partner companies, which has resulted in shared knowledge and business contacts among our partner companies and the formation of numerous strategic alliances. We promote collaboration formally by hosting conferences relating to partner company operational and business issues. At these conferences, the executives of partner companies share their experiences with each other, our management team and the Advisory Board.

     The collaboration of our partner companies is the result of our role in our partner company network. Through the network we identify prospective alliances, make introductions, assist in strategic planning and monitor the ongoing relationships among our partner companies. We encourage and facilitate the information flow among our partner companies. If we believe that a partner company is not contributing to our network or has lost its strategic importance, we may sell our interest in that partner company. As long as we retain a stake in a partner company, it will remain within our network; however, we have elected to allocate the bulk of our resources to those partner companies that we believe make substantial contributions to our network.

PRIORITIZE RESOURCES TO ACCELERATE DEVELOPMENT OF MOST PROMISING COMPANIES

     Our expertise in the B2B e-commerce market allows us to identify companies that we believe are positioned to succeed. We believe this enables the prioritization of our resources to accelerate the development of what we believe are our most promising companies. This prioritization and focus will result in the streamlining of our partner company network. We intend to focus our resources on our private partner companies that we believe have the greatest near-term value potential.

     We have evaluated our partner companies against a stringent set of criteria. The criteria are:

     - Potentially substantial market;

     - Proven, differentiated value proposition, which we define as a company with market position and/or proprietary assets that give it a defensible competitive advantage;

     - Number one or two competitive position in market;

     - Winning management team;

     - Potential to generate upwards of $100 million in pre-tax profits in 3 to 5 years; and

     - The expectation of being cash flow positive within 18 months.

     We have classified 16 companies as "developed." The companies are:

        Infrastructure: Jamcracker, NetVendor, United Messaging, CommerceQuest,
                        RightWorks
        Horizontals: LinkShare, ICG Commerce, Logistics.com, eCredit, AssetTRADE
        Verticals: Investor Force, USgift.com, Blackboard, Agribuys,
                   CreditTrade, CourtLink

     After acquiring interests in partner companies, we selectively participate in their follow-on financings and selectively increase our ownership positions.

     We have been acquiring and building companies that span the B2B market since 1996 and, therefore, we believe we have the best view and insight to what works and where the potential lies. As a result, we are able to allocate resources and focus on the companies that we believe offer the greatest value for our stockholders over the long-term. We firmly believe that this continual streamlining of our partner company network -- including public, developed and emerging companies -- will result in a group of fewer but stronger companies. Our companies are gaining traction in delivering the software and services that we expect will dramatically increase efficiency and savings for business.

GOVERNMENT REGULATIONS AND LEGAL UNCERTAINTIES

     As of December 31, 2000, there were few laws or regulations directed specifically at e-commerce. However, because of the Internet's popularity and increasing use, new laws and regulations may be adopted. These laws and regulations may cover issues such as the collection and use of data from website visitors and related privacy issues, pricing, content, copyrights, on-line gambling, distribution and the quality of goods and services. The enactment of any additional laws or regulations may impede the growth of the Internet and B2B e-commerce, which could decrease the revenue of our partner companies and place additional financial burdens on them.

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

          Taxes. Congress enacted a three-year moratorium, ending on October 21, 2001, on the application of "discriminatory" or "special" taxes by the states on Internet access or on products and services delivered over the Internet. Congress further declared that there will be no federal taxes on e-commerce until the end of the moratorium. However, this moratorium does not prevent states from taxing activities or goods and services that the states would otherwise have the power to tax. Furthermore, the moratorium does not apply to certain state taxes that were in place before the moratorium was enacted.

          On-line Privacy. Both Congress and the Federal Trade Commission are considering regulating the extent to which companies should be able to use and disclose information they obtain on-line from consumers. If any regulations are enacted, B2B e-commerce companies may find certain marketing activities restricted. The Federal Trade Commission has issued regulations enforcing the Children's On-line Privacy Protection Act, which took effect on April 21, 2000. These regulations make it illegal to collect information on-line from children under the age of 13 without first obtaining parental consent. These regulations also require website operators to allow parents to inspect and remove their children's information from any database. Compliance with these regulations could pose a significant administrative burden for website operators whose products and services are targeted to children or may be attractive to children. Also, the European Union has directed its member nations to enact much more stringent privacy protection laws than are generally found in the United States, and has threatened to prohibit the export of certain personal data to United States companies if similar measures are not adopted. Such a prohibition could limit the growth of foreign markets for United States B2B e-commerce companies. The Department of Commerce is negotiating with the European Union to provide exemptions from the European Union regulations, but the outcome of these negotiations is uncertain.

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

PROPRIETARY RIGHTS

     Our partner companies have copyrights with respect to software applications, websites and other materials. These materials may constitute an important part of our partner companies' assets and competitive strengths. Federal law generally protects such copyrights for 90 years from the creation of the underlying material.

COMPETITION

  Competition From our Stockholders and Within our Network

     We may compete with our stockholders and partner companies for Internet-related opportunities. Comcast Corporation and Safeguard Scientifics own 7.4% and 12.9% of our outstanding common stock, respectively, based on the number of shares held by each of them on December 31, 2000. These stockholders may compete with us to acquire interests in B2B e-commerce companies. Safeguard Scientifics currently has a designee as a member of our board of directors and each of IBM Corporation and AT&T Corp. has a right to designate a board observer, which may give these companies access to our business plan and knowledge about potential acquisitions. In addition, we may compete with our partner companies to acquire interests in B2B e-commerce companies, and our partner companies may compete with each other for acquisitions or other B2B e-commerce opportunities. Such competition, and the complications posed by the designated directors, may deter companies from partnering with us and may limit our business opportunities.

  Competition Facing our Partner Companies

     Competition for Internet products and services is intense. As the market for B2B e-commerce grows, we expect that competition will intensify. Barriers to entry are minimal, and competitors can offer products and services at a relatively low cost. Our partner companies compete for a share of a customer's:

          1. purchasing budget for services, materials and supplies with other on-line providers and traditional distribution channels;

          2. dollars spent on consulting services with many established information systems and management consulting firms; and

          3. advertising budget with on-line services and traditional off-line media, such as print and trade associations.

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

EMPLOYEES

     As of December 31, 2000, excluding our partner companies, we had 107 employees. We consider our relationships with our employees to be good. None of our employees are covered by a collective bargaining agreement.

FINANCIAL INFORMATION ABOUT SEGMENTS

     Segment Information is set forth in Note 9 of the Notes of Consolidated Financial Statements included in Item 8 below and incorporated herein by reference.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

     We do not believe that foreign or geographic area revenues are material or significant to an understanding of our business and operations during the three-year period ended December 31, 2000. Where appropriate, information concerning our initiatives in Europe and Asia is discussed elsewhere in this
Item 1.

ITEM 2.  PROPERTIES

     The location and general description of our properties by reportable segments as of December 31, 2000 are as follows:

  General ICG Operations

     We lease approximately 120,000 square feet of office, administrative, operations and data center space, principally in Wayne, Pennsylvania, San Francisco, California, Boston, Massachusetts, and London, England, under leases expiring from 2001 to 2017. Our corporate headquarters are located at 435 Devon Park Drive, Building 600 in an office facility located in Wayne, Pennsylvania, where we lease approximately 23,000 square feet.

  Partner Company Operations

     Our consolidated partner companies lease approximately 290,000 square feet of office, administrative, sales and marketing, operations and data center space, principally in California, Colorado, Georgia, Illinois, Indiana, Massachusetts, Missouri, New York, Pennsylvania, Texas and Virginia in the United States, and also Australia, Canada, France, Germany, Hong Kong, Singapore, Spain, Sweden and the United Kingdom.

ITEM 3.  LEGAL PROCEEDINGS

     We are not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2000.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) Our common stock is traded on the Nasdaq National Market under the symbol "ICGE". Our initial public offering of stock occurred on August 5, 1999 at $6.00 per share. The price range per share reflected in the table below is the highest and lowest sale price for our stock as reported by the Nasdaq National Market during each quarter our common stock has been publicly traded. The information provided below has been restated to reflect a two-for-one stock split, in the form of a 100% stock dividend, to each stockholder of record as of December 6, 1999.

                                                                   THREE MONTHS ENDED
                                               -----------------------------------------------------------
                                               SEPT. 30   DEC. 31   MAR. 31   JUN. 30   SEPT. 30   DEC. 31
                                                 1999      1999      2000      2000       2000      2000
                                               --------   -------   -------   -------   --------   -------
Low..........................................    7.00      43.00     80.00     23.13     15.00       2.75
High.........................................   53.75     193.63    200.94     89.00     45.19      20.50

As of March 30, 2001 the last reported sale price for our common stock on the Nasdaq National Market was $2.19 per share.

     (b) Holders. As of February 21, 2001, there were approximately 170,181 holders of our common stock.

     (c) Dividends. We have never declared or paid cash dividends on our capital stock, and we do not intend to pay cash dividends in the foreseeable future. We plan to retain any earnings for use in the operation of our business and to fund future growth.

     (d) Sale of Unregistered Securities

          (1) On January 4, 2000, we issued 150,000 shares of Common Stock in a private placement to shareholders of E-Chemicals in exchange for 2,842,047 shares of Common Stock of E-Chemicals.

          (2) On April 5, 2000, we issued 323,509 shares of Common Stock in a private placement to a shareholder of Breakaway Solutions in exchange for 800,000 shares (post split) of Common Stock of Breakaway Solutions.

          (3) On August 29, 2000, we issued 122,789 shares of Common Stock in a private placement to BuyMedia in exchange for 763,942 shares of Series D Preferred Stock of BuyMedia.

          (4) On October 19, 2000, we issued 447,814 shares of Common Stock in a private placement to shareholders of MROLink in exchange for 14,497,962 shares of Series A Preferred Stock of MROLink.

     The sale and issuance of securities in the transactions described above were exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act or Regulation D promulgated thereunder as transactions by an issuer not involving a public offering, where the purchasers were sophisticated investors who represented their intention to acquire securities for investment only and not with a view to distribution and received or had access to adequate information about Internet Capital Group, Inc.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following table summarizes certain selected historical financial information of Internet Capital Group, Inc. that has been derived from our audited financial statements for each of the four years ended December 31, 2000, 1999, 1998 and 1997, and from March 4, 1996, the date of our inception, through December 31, 1996. The financial information may not be indicative of our future performance. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and Notes thereto included in this Report.

                                                                                      MARCH 4, 1996
                                                                                      (INCEPTION) TO
                                                  YEAR ENDED DECEMBER 31,              DECEMBER 31,
                                        -------------------------------------------   --------------
                                          2000         1999        1998      1997          1996
                                        ---------   ----------   --------   -------   --------------
                                                  (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENTS OF OPERATIONS
  DATA:
Revenue...............................  $  42,935   $   16,536   $  3,135   $   792      $   285
Operating Expenses
  Cost of revenue.....................     27,333        8,156      4,643     1,767          427
  Selling, general and
     administrative...................    243,161       39,907     14,968     5,257        1,753
  Stock-based compensation............     25,747        5,699        253       218          127
  Impairment related and other........    160,844           --         --        --           --
  Amortization of goodwill and other
     intangibles......................    254,530        3,318        293       268           41
  Research and development expenses...     75,902           --         --        --           --
                                        ---------   ----------   --------   -------      -------
          Total operating expenses....    787,517       57,080     20,157     7,510        2,348
                                        ---------   ----------   --------   -------      -------
                                         (744,582)     (40,544)   (17,022)   (6,718)      (2,063)
                                        ---------   ----------   --------   -------      -------
Other income, net.....................    627,227       67,384     30,483        --           --
Interest income, net..................      8,397        5,734        925       138           88
                                        ---------   ----------   --------   -------      -------

                                                                                      MARCH 4, 1996
                                                                                      (INCEPTION) TO
                                                  YEAR ENDED DECEMBER 31,              DECEMBER 31,
                                        -------------------------------------------   --------------
                                          2000         1999        1998      1997          1996
                                        ---------   ----------   --------   -------   --------------
                                                  (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Income (Loss) Before Income Taxes,
  Minority Interest and Equity Income
  (Loss)..............................   (108,958)      32,574     14,386    (6,580)      (1,975)
Income taxes..........................    327,255       23,722         --        --           --
Minority interest.....................     95,546        6,026      5,382      (106)         427
Equity loss -- share of partner
  company losses......................   (516,690)     (72,251)    (5,237)      106         (514)
Equity loss -- goodwill
  amortization........................   (299,298)     (19,848)      (632)       --           --
Equity loss -- impairment related.....   (157,768)          --         --        --           --
                                        ---------   ----------   --------   -------      -------
          Net income (Loss)...........  $(659,913)  $  (29,777)  $ 13,899   $(6,580)     $(2,062)
                                        =========   ==========   ========   =======      =======

Net income (loss) per
  share -- diluted....................  $   (2.40)  $    (0.15)  $   0.12   $ (0.10)     $ (0.05)
Weighted average shares outstanding --
  diluted.............................    275,044      201,851    112,299    68,198       40,792
Pro forma net income (loss)
  (unaudited).........................         --      (37,449)     8,756        --           --
Pro forma net income (loss) per
  share -- diluted (unaudited)........         --        (0.19)      0.08        --           --
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents.............  $ 412,497   $1,343,459   $ 26,841   $ 5,967      $ 3,215
Working capital.......................    375,024    1,305,380     20,453     2,391        4,883
Total assets..........................  3,337,218    2,050,384     96,785    31,481       13,629
Long-term debt, net of current
  portion.............................        169        3,185        352       400          167
Convertible subordinated notes........    566,250      566,250         --        --           --
Total stockholders' equity............  2,272,802    1,420,221     80,724    26,635       12,859

     The Company has not paid a cash dividend since its inception. In December 1999, the Company declared and paid a 100% stock dividend. All share information in this report reflects this dividend.

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

GENERAL

     We are an Internet company actively engaged in B2B e-commerce through a network of partner companies. As of December 31, 2000 we owned interests in 79 B2B e-commerce companies that we refer to as our partner companies. We focus on three types of B2B e-commerce companies, which we call technology infrastructure companies, horizontal services and vertical market makers.

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

     Because we acquire significant interests in B2B e-commerce companies, many of which generate net losses, we have experienced, and expect to continue to experience, significant volatility in our quarterly results. While our partner companies have consistently reported losses, we have recorded net income in certain periods and experienced significant volatility from period to period due to one-time transactions and other events incidental to our ownership interests in and advances to partner companies. These transactions and events are described in more detail under "Net Results of Operations -- General ICG Operations -- Other Income" and include dispositions of, and changes to, our partner company ownership interests, dispositions of our holdings of available-for-sale securities, and impairment charges. On a continuous basis, but no less frequently than at the end of each quarterly reporting period, we evaluate the carrying value of our ownership interests in and advances to each of our partner companies for possible impairment based on achievement of business plan objectives and milestones, the fair value of each ownership interest and advance in the partner company relative to carrying value, the financial condition and prospects of the partner company, and other relevant factors. The business plan objectives and milestones we consider include, among others, those related to financial performance such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature such as obtaining key business partnerships or the hiring of key employees. The fair value of our ownership interests in and advances to privately held partner companies is generally determined based on the value at which independent third parties have invested or have committed to invest in our partner companies.

     We operate in an industry that is rapidly evolving and extremely competitive. Recently, many Internet based businesses, including some with B2B business models, have experienced difficulty in raising additional capital necessary to fund operating losses and continue investments that their management teams believe are necessary to sustain operations. Valuations of public companies operating in the Internet B2B e-commerce sector have declined significantly during 2000. In the first quarter of 2000 we announced several significant acquisitions that were financed principally with shares of our stock and, based on the price of our stock at that time were valued in excess of $1 billion. Based on our periodic review of our partner company holdings, including those valued during 2000, an impairment charge of $348.6 million was recorded to write off certain partner company holdings during 2000. $134.9 million of this charge relates to our investment in our consolidated subsidiaries, primarily PaperExchange.com, which is reported within "Impairment related and other" in the Company's Consolidated Statement of Operations. The remaining impairment charges relate to equity method and cost method companies. Charges associated with equity method companies of $157.8 million are reported as part of the company's equity losses. Charges related to cost method companies of $55.9 million are reported in other income. It is reasonably possible that our accounting estimates with respect to the useful life and ultimate recoverability of our carrying basis including goodwill in partner companies could change in the near term and that the effect of such changes on the financial statements could be material. At year end, the recorded amount of carrying basis including goodwill is not impaired, although we cannot assure that our future results will confirm this assessment, or that a significant write-down or write-off of partner company carrying basis including goodwill will not be required in the future, or that a significant loss will not be recorded in the future upon the sale of a partner company.

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

     On August 23, 1999 we received an exemption order from the Securities and Exchange Commission under Section 3(b)(2) of the Investment Company Act of 1940 declaring us to be primarily engaged in a business other than that of investing, reinvesting, owning, holding or trading in securities.

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

     We acquired controlling majority ownership interests in Breakaway Solutions during the three months ended March 31, 1999, EmployeeLife.com and iParts during the three months ended June 30, 1999, CyberCrop.com during the three months ended September 30, 1999, Animated Images and ICG Commerce during the three months ended December 31, 1999, AssetTRADE, Emptoris, ICG Asia, MROLink, and RightWorks during the three months ended June 30, 2000, eu-Supply, eMarket Capital, Mesania, OnMedica, and PaperExchange.com during the three months ended September 30, 2000, and StarCite during the three months ended December 31, 2000, each of which was consolidated from the date of its acquisition. In the three months ended June 30, 2000, we acquired a minority interest in Delphion. Due to provisions which give us control of Delphion's Board of Directors, we have consolidated Delphion since the date of acquisition. Due to Breakaway Solutions' initial public offering in October 1999, our voting ownership interest in Breakaway Solutions decreased below 50% and we have accounted for Breakaway Solutions under the equity method of accounting since October 1999. During the three months ended June 30, 2000, our ownership in EmployeeLife.com dropped below 50%. During the three months ended September 30, 2000, our ownership in AssetTRADE dropped below 50%. During the three months ended December 31, 2000 Animated Images merged with FreeBorders and our ownership dropped below 50%. We have accounted for our ownership in EmployeeLife.com, AssetTRADE and Animated Images as equity method investments since the date our ownership dropped below 50%. As of December 31, 2000, CyberCrop.com, Delphion, Emptoris, eu-Supply, eMarket Capital, ICG Asia, ICG Commerce, iParts, Mesania, MROLink, OnMedica, PaperExchange.com, RightWorks and StarCite were our only consolidated partner companies.

     The effect of a partner company's net results of operations on our net results of operations is generally the same under either the consolidation method of accounting or the equity method of accounting, because under each of these methods only our share of the earnings or losses of a partner company is reflected in our net results of operations in the Consolidated Statements of Operations.

     Equity Method. Partner companies whose results we do not consolidate, but over whom we exercise significant influence, are generally accounted for under the equity method of accounting. Whether or not we exercise significant influence with respect to a partner company depends on an evaluation of several factors including, among others, representation on the partner company's board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the partner company, including voting rights associated with our holdings in common, preferred and other convertible instruments in the partner company. Under the equity method of accounting, a partner company's accounts are not reflected within our Consolidated Statements of Operations; however, our share of the earnings or losses of the partner company is reflected in the caption "Equity income (loss)" in the Consolidated Statements of Operations. As of December 31, 1999, we accounted for 31 of our partner companies under the equity method of accounting. As of December 31, 2000, we accounted for 45 of our partner companies under this method.

     Our partner companies accounted for under the equity method of accounting at December 31, 2000 and December 31, 1999 included:

                                                                    VOTING OWNERSHIP
                                                     PARTNER   ---------------------------
                                                     COMPANY   DECEMBER 31,   DECEMBER 31,
                                                      SINCE        2000           1999
                                                     -------   ------------   ------------
EQUITY METHOD:
  Agribuys, Inc. ..................................   2000         35%            N/A
  AssetTRADE.com, Inc. ............................   1999         48%            17%
  Blackboard, Inc. ................................   1998         28%            29%
  Breakaway Solutions, Inc. .......................   1999         30%            40%
  buy.co.uk Limited................................   2000         33%            N/A
  BuyMedia.........................................   2000         40%            N/A
  Citadon..........................................   1999         27%            35%
  CommerceQuest, Inc. .............................   1998         44%            28%
  Commerx, Inc. ...................................   1998         43%            40%
  ComputerJobs.com, Inc. ..........................   1998         46%            33%
  CourtLink Corporation............................   1999         34%            19%
  CreditTrade, Inc. ...............................   2000         30%            N/A
  eCredit.com, Inc. ...............................   2000         42%            N/A
  eMarketWorld.com, Inc. ..........................   1999         42%            42%
  eMerge Interactive, Inc. ........................   1999         36%            45%
  eMetra Limited...................................   2000         45%            N/A
  EmployeeLife.com, Inc. ..........................   1999         49%            N/A
  Eumedix.com BV...................................   2000         39%            N/A
  FOL Networks Limited.............................   2000         32%            N/A
  FreeBorders.com, Inc. ...........................   2000         38%            N/A
  Fuelspot.com, Inc. ..............................   2000         37%            N/A
  InfoMart Corporation.............................   2000         45%            N/A
  Internet Commerce Systems, Inc. .................   1999         44%            43%
  Internet Healthcare Group L.L.C..................   2000         38%            N/A
  Investor Force Holdings, Inc. ...................   1999         39%            49%
  iSky, Inc. ......................................   1996         26%            31%
  Jamcracker, Inc. ................................   1999         N/A            24%
  JusticeLink, Inc.................................   1999         N/A            37%
  LinkShare Corporation............................   1998         40%            34%
  Logistics.com, Inc. .............................   2000         29%            N/A
  MetalSite, Inc. .................................   1999         38%            44%
  NationStreet, Inc. ..............................   1999         N/A            38%
  NetVendor, Inc. .................................   1999         35%            27%
  Onvia.com, Inc. .................................   1999         N/A            23%
  PaperExchange.com, Inc. .........................   1999         N/A            24%
  PrintMountain Ltd. ..............................   2000         28%            N/A
  RetailExchange.com, Inc. ........................   1999         28%            30%
  SageMaker, Inc. .................................   1998         20%            21%
  Simplexis.com....................................   2000         47%            N/A
  Sourceree Limited................................   2000         39%            N/A
  StarCite, Inc. ..................................   1999         N/A            43%
  Syncra Systems, Inc. ............................   1998         36%            35%
  TALPX, Inc. .....................................   2000         28%            N/A
  TeamOn.com, Inc. ................................   2000         33%            N/A
  Tibersoft Corporation............................   2000         28%            N/A
  traffic.com, Inc. ...............................   1999         34%            20%
  United Messaging, Inc. ..........................   1999         26%            37%
  Universal Access, Inc. ..........................   1999         22%            24%
  USgift.com Corporation...........................   1999         35%            38%
  VerticalNet, Inc. ...............................   1996         28%            34%
  Vivant! Corporation..............................   1998         38%            31%

     As of December 31, 2000, we owned voting convertible preferred stock in all companies listed except Breakaway Solutions, eMerge Interactive, Onvia.com, Universal Access and VerticalNet, in which we owned voting common stock and CommerceQuest in which we owned non-voting convertible debentures. We also owned voting common stock and convertible notes in a number of these partner companies and as of December 31, 2000, in most cases, had representation on the board of directors of the above partner companies.

     Those partner companies listed with a voting ownership of "N/A" reflects that these companies were accounted for under a different method at that time, these companies were subsequently sold, merged or ceased operations, or we had not acquired an interest in the partner company as of December 31, 1999.

     In April 2000, JusticeLink merged with CourtLink.

     On October 24, 2000, Bidcom, Inc. announced an agreement to merge with Cephien, Inc. to form Citadon.

     In December 2000, NationStreet ceased operations.

     Most of our equity method partner companies are in a very early stage of development and have not generated significant revenues. In addition, most equity method partner companies incurred substantial losses in 2000 and are expected to continue to incur substantial losses in 2001. Additionally, we recognize goodwill amortization expense related to the excess basis of our equity method partner companies.

     Cost Method. Partner companies not accounted for under either the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, our share of the earnings or losses of these companies is not included in our Consolidated Statements of Operations.

     Our partner companies accounted for under the cost method of accounting at December 31, 2000 and December 31, 1999 included:

                                                                    VOTING OWNERSHIP
                                                     PARTNER   ---------------------------
                                                     COMPANY   DECEMBER 31,   DECEMBER 31,
                                                      SINCE        2000           1999
                                                     -------   ------------   ------------
COST METHOD:
  Arbinet-thexchange, Inc. ........................   1999          8%             8%
  Autovia Corporation..............................   1998         19%            16%
  Blackbird, Inc. .................................   2000         19%            N/A
  Cargobiz.com AG..................................   2000         19%            N/A
  ClearCommerce....................................   1997         11%            15%
  Collabria, Inc. .................................   1999          8%            11%
  Context Integration, Inc. .......................   1997         15%            14%
  Deja.com, Inc. ..................................   1997         N/A             2%
  E-Chemicals, Inc. ...............................   1998         N/A             0%
  EColony, Inc. ...................................   2000          5%            N/A
  Entegrity Solutions Corporation..................   1996          9%            11%
  GoIndustry AG....................................   2000         19%            N/A
  Jamcracker, Inc. ................................   1999         17%            N/A
  NationStreet, Inc................................   1999         N/A            N/A
  Onvia.com, Inc. .................................   1999         19%            N/A
  Persona, Inc. ...................................   1998          8%             8%
  ServiceSoft Technologies, Inc. ..................   1998         N/A             5%
  Surgency, Inc. ..................................   1996         12%            12%
  Textiles Online Marketplace Limited (dba
     Texyard)......................................   2000         16%            N/A
  TRADEX Technologies, Inc. .......................   1999         N/A            10%
  U.S. Interactive, Inc. ..........................   1996         N/A             3%
  VerticalNet Europe BV............................   2000         11%            N/A

     As of December 31, 2000, we owned voting convertible preferred stock in all companies listed except: Deja.com, in which we owned non-voting convertible preferred stock, voting common stock and convertible debt securities; Surgency, in which we owned non-voting convertible preferred stock and voting common stock; and Onvia.com, in which we owned voting common stock. We also owned voting common stock in a number of these partner companies and in most cases have representation on the board of directors of the above partner companies. We record our ownership in debt securities at cost as we have the ability and intent to hold these securities until maturity. In addition to our investments in voting and non-voting equity and debt securities, we also periodically make advances to our partner companies in the form of promissory notes. There were no advances to cost method partner companies at December 31, 2000.

     Those partner companies listed with a voting ownership of "N/A" reflects that these companies were accounted for under a different method at that time, these companies were subsequently sold, merged or ceased operations, or we had not acquired an interest in the partner company as of December 31, 1999.

     We sold our ownership interest in TRADEX during the period ended March 31, 2000 for approximately 2.9 million shares of Ariba, Inc. common stock.

     In October 2000, we sold our remaining interest in U.S. Interactive, Inc.

     In December 2000, we sold our stake in ServiceSoft Technologies, Inc. ("ServiceSoft") to Broadbase Software for 1.3 million shares of Broadbase Software common stock. At the close of the transaction, the stock was valued at approximately $10 million.

     In December 2000, NationStreet ceased operations.

     In December 2000, Half.com, Inc. acquired certain of the assets of Deja.com. In early 2001 additional assets of Deja.com were sold to Google, Inc.

     In December 2000, the assets of E-Chemicals were acquired by Aspen Technology, Inc.

     In February 2001, we sold our interest in Blackbird to Garban Holdings, Ltd.

     In February 2001, we disposed of our interest in VerticalNet Europe.

     Most of our cost method partner companies are in a very early stage of development and have not generated significant revenues. In addition, most cost method partner companies incurred substantial losses in 2000 and are expected to continue to incur substantial losses in 2001. None of our cost method partner companies have paid dividends during our period of ownership and they generally do not intend to pay dividends in the foreseeable future. Onvia.com, which is publicly traded, is accounted for under Statement of Financial Accounting Standards No. 115.

EFFECT OF VARIOUS ACCOUNTING METHODS ON THE PRESENTATION OF OUR FINANCIAL STATEMENTS

     The presentation of our financial statements may differ from period to period primarily due to whether or not we apply the consolidation method of accounting or the equity method of accounting. To understand our net results of operations and financial position without the effect of consolidating our majority owned subsidiaries, footnote 10 to our Consolidated Financial Statements summarizes our Parent Company Statements of Operations and Balance Sheets which treat our majority owned subsidiaries as if they were accounted for under the equity method of accounting for all periods presented. Our share of the losses of Animated Images, AssetTRADE, CyberCrop.com, Delphion, Emptoris, eu-Supply, eMarket Capital, EmployeeLife.com, ICG Asia, ICG Commerce, MROLink, iParts, Mesania, OnMedica, PaperExchange.com, RightWorks and StarCite is included in "Equity income (loss)" in the Parent Company Statements of Operations. The carrying value of CyberCrop.com, Delphion, eMarketCapital, eu-Supply, Emptoris, ICG Asia, ICG Commerce, MROLink, iParts, Mesania, OnMedica, PaperExchange.com, RightWorks and StarCite as of December 31, 2000, is included in "Ownership interests in and advances to Partner Companies" in the Parent Company Balance Sheets.

NET RESULTS OF OPERATIONS

     Our reportable segments determined in accordance with Statement of Financial Accounting Standards No. 131 are Partner Company Operations and General ICG Operations. Partner Company Operations includes the effect of aggregating the results of the partner companies accounted for under the consolidation method from their dates of acquisition, and recording our share of earnings or losses of partner companies accounted for under the equity method of accounting. General ICG Operations represents the expenses of providing strategic and operational support to our partner companies, as well as the related administrative costs related to these expenses. General ICG Operations also includes the effect of transactions and other events incidental to our ownership interests in our partner companies and our operations in general.

                                                                 YEAR ENDED DECEMBER 31,
                                                            ----------------------------------
                                                               2000         1999        1998
                                                            -----------   ---------   --------
                                                                      (IN THOUSANDS)
SUMMARY OF CONSOLIDATED NET INCOME (LOSS)
  Partner Company Operations..............................  $(1,469,326)  $(103,418)  $(14,081)
  General ICG Operations..................................      809,413      73,641     27,980
                                                            -----------   ---------   --------
  Net income (loss) -- Consolidated Total.................  $  (659,913)  $ (29,777)  $ 13,899
                                                            ===========   =========   ========
PARTNER COMPANY OPERATIONS
  Revenue.................................................  $    42,935   $  16,536   $  3,135
  Operating Expenses
     Cost of Revenue......................................       27,333       8,156      4,643
     Selling, general and administrative..................      164,433      22,217     11,455
     Research and development.............................       53,354          --         --
     Stock-based compensation.............................       18,643          --        253
     Amortization of goodwill and other intangibles.......      254,530       3,318        293
     Impairment-related and other.........................      134,925          --         --
                                                            -----------   ---------   --------
          Total operating expenses........................      653,218      33,691     16,644
                                                            -----------   ---------   --------
                                                               (610,283)    (17,155)   (13,509)
  Other income (expense), net.............................          271        (258)        --
  Interest income.........................................       13,902         243        212
  Interest expense........................................       (3,944)       (175)      (297)
                                                            -----------   ---------   --------
  Loss from Partner Company Operations before income
     taxes, minority interest and equity loss.............     (600,054)    (17,345)   (13,594)
  Income taxes............................................        8,938          --         --
  Minority interest.......................................       95,546       6,026      5,382
  Equity loss -- share of partner company losses..........     (516,690)    (72,251)    (5,237)
  Equity loss -- goodwill amortization....................     (299,298)    (19,848)      (632)
  Equity loss -- impairment related.......................     (157,768)         --         --
                                                            -----------   ---------   --------
  Loss from Partner Company Operations....................  $(1,469,326)  $(103,418)  $(14,081)
                                                            ===========   =========   ========
GENERAL ICG OPERATIONS
  General and administrative..............................  $    78,728   $  17,690   $  3,513
  Research and development................................       22,548          --         --
  Stock-based compensation................................        7,104       5,699         --
  Impairment related and other............................       25,919          --         --
                                                            -----------   ---------   --------
                                                               (134,299)    (23,389)    (3,513)
                                                            -----------   ---------   --------
  Other income, net.......................................      626,956      67,642     30,483
  Interest income.........................................       37,477       9,388      1,094
  Interest expense........................................      (39,038)     (3,722)       (84)
                                                            -----------   ---------   --------
  Income from General ICG Operations before income
     taxes................................................      491,096      49,919     27,980
  Income taxes............................................      318,317      23,722         --
                                                            -----------   ---------   --------
  Income from General ICG Operations......................  $   809,413   $  73,641   $ 27,980
                                                            ===========   =========   ========

                                                                 YEAR ENDED DECEMBER 31,
                                                            ----------------------------------
                                                               2000         1999        1998
                                                            -----------   ---------   --------
                                                                      (IN THOUSANDS)
CONSOLIDATED TOTAL
  Revenue.................................................  $    42,935   $  16,536   $  3,135
  Operating Expenses
     Cost of Revenue......................................       27,333       8,156      4,643
     Selling, general and administrative..................      243,161      39,907     14,968
     Research and development.............................       75,902          --         --
     Stock-based compensation.............................       25,747       5,699        253
     Impairment -- related and other......................      160,844          --         --
     Amortization & goodwill and other intangibles........      254,530       3,318        293
                                                            -----------   ---------   --------
          Total operating expenses........................      787,517      57,080     20,157
                                                            -----------   ---------   --------
                                                               (744,582)    (40,544)   (17,022)
  Other income, net.......................................      627,227      67,384     30,483
  Interest income.........................................       51,379       9,631      1,306
  Interest expense........................................      (42,982)     (3,897)      (381)
                                                            -----------   ---------   --------
  Income (loss) before income taxes, minority interest and
     equity income (loss).................................     (108,958)     32,574     14,386
  Income taxes............................................      327,255      23,722         --
  Minority interest.......................................       95,546       6,026      5,382
  Equity loss -- share of Partner company losses..........     (516,690)    (72,251)    (5,237)
  Equity loss -- goodwill amortization....................     (299,298)    (19,848)      (632)
  Equity loss -- impairment related.......................     (157,768)         --         --
                                                            -----------   ---------   --------
Net income (loss) -- Consolidated Total...................  $  (659,913)  $ (29,777)  $ 13,899
                                                            ===========   =========   ========
  Pretax income (loss)....................................                $ (53,499)  $ 13,899
  Pro forma income taxes..................................                   16,050     (5,143)
                                                                          ---------   --------
  Pro forma net income (loss).............................                $ (37,449)  $  8,756
                                                                          =========   ========

NET RESULTS OF OPERATIONS -- PARTNER COMPANY OPERATIONS

  Consolidated Companies -- Analysis of the years ended December 31, 2000 and 1999.

     CyberCrop.com, ICG Commerce and iParts were consolidated during the entire year ended December 31, 2000, and Emptoris, Delphion, ICG Asia, MROLink and RightWorks were consolidated from their dates of acquisition during the three months ended June 30, 2000. eu-Supply, eMarket Capital, OnMedica, Mesania and PaperExchange.com were consolidated from their dates of acquisition during the three months ended September 30, 2000. StarCite was consolidated during the three months ended December 31, 2000. EmployeeLife.com was consolidated from its date of acquisition through March 31, 2000. Animated Images was consolidated from its date of acquisition through December 28, 2000. AssetTRADE was consolidated during the three months ended June 30, 2000 only. The consolidated partner companies accounted for $42.9 million and $653.2 million for the year ended December 31, 2000, of our Partner Company Operations' revenue and operating expenses, respectively.

     AssetTRADE, CyberCrop.com, Delphion, eMarket Capital, EmployeeLife.com, eu-Supply, ICG Asia, MROLink, iParts, Mesania, StarCite and OnMedica have generated negligible revenue since their inception, and incurred aggregate operating expenses of $99.3 million, during the year ended December 31, 2000. Animated Images, Emptoris, ICG Commerce, PaperExchange.com and RightWorks generated aggregate revenues of $42.3 million during the year ended December 31, 2000. For the year ended December 31, 2000, RightWorks and PaperExchange.com accounted for $18.7 million and $12.6 million, respectively, of our consolidated revenues. RightWorks was acquired in June 2000 and has significantly increased its customer base since that time. 60% of RightWorks' revenue relates to software license sales and 28% relates to consulting services. PaperExchange.com was consolidated as of September 2000. PaperExchange.com provides an exchange for the pulp and paper industry. A majority of its sales relate to distribution of its products. Cost of sales relating to distribution was $12.2 million. Animated Images, Emptoris, ICG

Commerce, PaperExchange.com and RightWorks incurred aggregate operating expenses of $191.5 million during the year ended December 31, 2000. Operating expenses consist primarily of selling, general and administrative expenses as they deploy their business models.

     Our consolidated partner companies have recorded deferred compensation, which will result in future amortization expenses of $60.3 million. Included in stock-based compensation expenses was $12.9 million of amortization of deferred compensation, and $5.7 million of stock option acceleration charges for the years ended December 31, 2000. Deferred compensation relates to the grant of stock options to non-employees and the grant of employee stock options with exercise prices less than deemed fair value.

     During 2000 and 1999, we acquired consolidated partner company interests resulting in goodwill and other intangibles totaling $1.4 billion at December 31, 2000 which is being amortized generally over 3 years. Amortization expense related to the consolidated companies for the years ended December 31, 2000 and 1999 was $254.5 million and $3.3 million, respectively. Without giving effect to additional acquisitions or dispositions in consolidated companies subsequent to December 31, 2000, we expect goodwill amortization related to consolidated companies to be $499.8 million for 2001.

     During 2000 we recorded $134.9 million in impairment charges for consolidated subsidiaries, primarily PaperExchange.com. We purchased a controlling interest in PaperExchange.com in September 2000 for 4,864,221 shares of our common stock valued at $165.8 million. PaperExchange.com provides an online marketplace for the purchase and distribution of pulp and paper products. PaperExchange.com has incurred substantial losses since its inception and had an accumulated deficit of $47.4 million as of December 31, 2000. After our acquisition, the plans to develop relationships with an existing paper consortium and exploit relationships with certain strategic partners deteriorated and the CEO resigned. It was then determined that revenue estimates for the remainder of 2000 would be significantly below plan estimates and the company's cash burn rate continued to increase. As a result of these factors we performed an evaluation of the carrying amount of our investment in PaperExchange.com in accordance with SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and determined that it was necessary to record an impairment charge as of December 31, 2000. The impairment charge of $128.2 million was based on the estimated current fair value of PaperExchange.com, which was determined by estimating our future discounted cash flows related to PaperExchange.com including the estimated proceeds upon disposition. We also recorded $6.7 million in impairment charges under SFAS 121 related to two other consolidated partner companies for which it has been determined that we will not be able to recover any of our investment.

     On March 8, 2001, we announced the merger of RightWorks with i2 Technologies, Inc. Upon closing of the merger, we expect to receive approximately 4 million shares of i2 Technologies, Inc. common stock in exchange for our interest in RightWorks. Based on the closing price of i2 Technologies' stock at the date of our announcement we estimated we would record a non-cash loss of approximately $490 million. The actual loss may be greater or lesser than this amount depending on the trading price of i2 Technologies stock upon closing.

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

VERTICALNET -- ANALYSIS OF THE PERIOD ENDED DECEMBER 31, 1998

     VerticalNet owns and operates industry-specific websites designed as online business-to-business communities, known as vertical trade communities. These vertical trade communities act as comprehensive sources of information, interaction and electronic commerce.

     During the periods ended December 31, 1998, 1997 and 1996 we acquired equity ownership interests in VerticalNet for $4 million, $2 million and $1 million, respectively. In 1998, we made advances to VerticalNet in the form of convertible notes of $5 million, of which $.8 million was repaid by VerticalNet, $2.1 million was purchased from us by one of our shareholders, and $2.1 million was converted into common stock during the three months ended March 31, 1999.

     For the period ended December 31, 1998, VerticalNet was our only consolidated partner company. Due to VerticalNet's initial public offering in February 1999, our voting interest decreased below 50% and we have accounted for VerticalNet as an equity method company since that date. The following is a discussion of VerticalNet's net results of operations for the year ended December 31, 1998.

     Revenue. Revenue was $3.1 million for the year ended December 31, 1998. In 1998, most of VerticalNet's revenue was generated from selling advertisements to industry suppliers in its 33 trade communities. All advertising revenue is recognized ratably in the period in which the advertisement is displayed, provided that collection is reasonably assured. VerticalNet also generates revenue from career services, education, and e-commerce, specifically the sale of books and third party software for which they receive a transaction fee, and from barter transactions.

     Cost of Revenue. Cost of revenue was $4.6 million in 1998. Cost of revenue consists of editorial, operational and product development expenses.

     Selling, General and Administrative Expenses. Selling expenses were $7.9 million for the year ended December 31, 1998. Selling expenses represent expenses related to sales and marketing personnel, sales commissions and expenses related to promoting VerticalNet's industry-specific trade communities. General and administrative expenses were $4.1 million for the year ended December 31, 1998. General and administrative expenses represent administrative staffing, facility costs, professional fees and goodwill amortization related to VerticalNet's 1998 acquisitions.

EQUITY METHOD COMPANIES

     A significant portion of our net results of operations is derived from companies in which we hold a significant minority ownership interest. These companies are accounted for under the equity method of accounting. Equity income
(loss) fluctuates with the number of companies and the net results of operations of these companies. Certain amounts recorded to reflect our share of the income
(loss) of our partner companies accounted for under the equity method are based on estimates and on unaudited results of operations of those partner companies and may require adjustments in the future when audits of these entities are made final. During the years ended December 31, 2000 and 1999, we acquired equity method partner company interests resulting in goodwill and other intangibles totaling $691.7 million and $293.7 million, respectively, which is being generally amortized over 3 years. Amortization expense related to the equity method partner companies for the year ended December 31, 2000 was $299.3 million and for the year ended December 31, 1999 was $19.8 million. Without giving effect to additional acquisitions in equity method companies subsequent to December 31, 2000, we expect goodwill amortization related to equity method companies to approximate $325 million in 2001. The extent to which actual goodwill amortization in 2001 related to equity method companies exceeds this estimate will depend primarily upon the amount of capital we deploy in 2001 for the acquisition of additional ownership interests in equity method companies.

     During the year ended December 31, 2000 we accounted for 45 companies under the equity method of accounting, compared to 31 for the period ended December 31, 1999. All of the companies incurred losses in the year ended December 31, 2000. Our equity loss is related to our share of the equity method companies' income and losses for the period. Of the $516.7 million equity loss related to our share of the income and losses of companies accounted for under the equity method for the year ended December 31, 2000, $85.2 million in loss was attributable to VerticalNet and $10.7 million, $83.7 million and $6.8 million, respectively, were attributable to Universal Access', Breakaway Solutions' and eMerge Interactive's net losses for the year ended December 31, 2000, while the other 41 companies accounted for the remaining equity losses ranging from less than $0.1 million to $19.3 million for the year ended December 31, 2000.

     During the year ended December 31, 2000 our ownership in Onvia.com dropped below 20% and accordingly, we have accounted for our ownership in Onvia.com as a cost method investment since the date our ownership dropped below 20%.

     For the year ended December 31, 2000, VerticalNet had revenue of $112.5 million and a loss attributable to common shareholders of $316.6 million compared to revenue of $18.4 million and a loss attributable to common shareholders of $53.5 million for the comparable period in 1999. Since the announcement to organize the business into three strategic business units:
VerticalNet Markets, VerticalNet Solutions and VerticalNet Exchanges, VerticalNet has elected to sell the VerticalNet Exchanges segment. As a result, all prior periods have been restated to exclude operating results of VerticalNet Exchanges. Due to the early stage of VerticalNet Solutions formation, management has continued to operate and measure the performance of VerticalNet Markets and VerticalNet Solutions as one segment for the year ended December 31, 2000. VerticalNet Markets revenues including e-enablement, e-commerce, advertising and services reached $104.5 million for the year ended December 31, 2000 compared to revenues of $18.4 million for 1999. VerticalNet's losses increased due to its cost of maintaining, operating and promoting an increased number of vertical trade community features and horizontal business services, as well as continuing development in the VerticalNet Solutions unit and the loss incurred on the disposal of VerticalNet Exchanges. Operational and customer service costs also increased due to the increased number of customers that resulted from VerticalNet's commercial relationship with Microsoft. Additional costs include increased amortization expense associated with acquisitions.

     For the year ended December 31, 2000, Universal Access had revenue of $51.1 million and a net loss attributable to common shareholders of $46.5 million compared to revenue of $14.3 million and a net loss attributable to common shareholders of $29.9 million for the comparable period in 1999. The company has generated substantially all of its revenue from providing ongoing, dedicated circuit access. Monthly recurring circuit revenues are generated under client contracts with terms ranging from 12 to 60 months and averaging 23 months. Increased revenue was attributable to continued growth in customer base and increased volume in circuits sold. Universal Access' loss increased as a result of higher operating expenses attributable to increases in personnel, depreciation and amortization.

     For the year ended December 31, 2000, Breakaway Solutions had revenue of $103.3 million compared to revenue of $25.4 million for the comparable period in 1999. Breakaway Solutions is a full service provider of e-business solutions and application hosting. The increase in revenue from services was attributable to increases in billable consultants and billing rates as the market demand for Internet professional services continued to increase. Breakaway Solutions' net loss for the year ended December 31, 2000 increased substantially from the comparable prior period as a result of increased expenses necessary to support operations, goodwill amortization from acquisitions completed during 2000 and charges associated with asset impairments relating to goodwill and other intangibles from acquisitions due to deterioration in market conditions.

     For the year ended December 31, 2000, eMerge Interactive had revenue of $803 million and a loss attributable to common shareholders of $33.1 million compared to revenue of $43.8 million and a loss attributable to common shareholders of $21.1 million for the comparable period in 1999. Substantially all revenue for the year was derived from cattle sales. During the year ended December 31, 2000, the number of cattle sold by eMerge Interactive rose to 1,716,300 heads compared to the 82,000 heads sold in 1999. Gross margin per head averaged $5.46 for the year ended December 31, 2000. Increased costs associated with sales and marketing and with infrastructure development required to support accelerated acquisitions have contributed to eMerge Interactive's net loss.

     During the fourth quarter of 2000, we determined that there was an other than temporary decline in the fair value of MetalSite and recorded an impairment charge of $112.7 million. MetalSite, which was acquired in December of 1999, provides an emarketplace for the distribution of raw materials primarily in the metals market. MetalSite was acquired for 852,631 shares of ICG stock valued at $150 million and cash of $30 million and is accounted for as an equity method investment. MetalSite has not been able to meet its business objectives and has depleted its remaining cash reserves. We have determined that any sale would result in only immaterial proceeds to the Company.

     We adjusted our carrying value in an equity method company in the third quarter, which was subsequently sold in the fourth quarter resulting in an impairment charge of $20.3 million. During the first quarter of 2001, the board of directors of two equity method partner companies voted to terminate operations resulting in an impairment charge of $12.3 million in the fourth quarter of 2000. One of our equity method companies filed for bankruptcy subsequent to year-end resulting in an impairment charge of $3.8 million in the fourth quarter of 2000. In addition we recorded impairment charges of $8.7 million for three equity method companies during 2000 based on an other than temporary decline in fair value.

     We have concluded that the carrying value of these partner companies was permanently impaired based on not achieving business plan objectives and milestones and the fair value of the partner companies relative to their carrying values. The impairment charges of these equity method companies have been included in our statement of operations as "Equity loss-impairment related" for the year ended December 31, 2000.

     VerticalNet and Onvia.com represented $19.2 and $9.3 million, respectively, of our $72.2 million equity loss in 1999. One of our partner companies, Syncra Systems, represented $4.3 million of our $5.9 million equity loss in 1998. As of December 31, 1998, we accounted for eight of our partner companies under the equity method of accounting. Most of these companies were in a very early stage of development and incurred losses in 1998.

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

NET RESULTS OF OPERATIONS -- GENERAL ICG OPERATIONS

  General and Administrative

     Our general and administrative costs consist primarily of employee compensation, facilities, operating, outside services such as legal, accounting and consulting, and travel-related costs. We commenced operations in March 1996 with offices in Wayne, Pennsylvania and San Francisco, California. As the number of our employees grew to support our operations and those of our partner companies, our general and administrative costs increased. In late 1998, we opened an office in Boston, Massachusetts, and in 1999 we established operations in Seattle, Washington and London, England and in 2000 we established operations in Munich, Germany, Paris, France and Tokyo, Japan and we significantly increased the number of our employees. As a result of these initiatives, our general and administrative costs increased $61.0 million and $14.2 million for the years ended December 31, 2000 and 1999, respectively. During the fourth quarter of 2000 and first quarter of 2001, we reduced the number of our offices and employees and our administrative costs.

  Stock-Based Compensation

     During the years ended December 31, 2000, 1999 and 1998 we recorded aggregate unearned compensation expense of $6.7 million, $16.4 million, and $.7 million respectively, in connection with the grant of stock options to non-employees and the grant of employee stock options with exercise prices less than the deemed fair value on the respective dates of grant. Stock based compensation for the year ended December 31, 2000 and 1999 included $7.1 million, and $5.7 million, respectively, of amortization expense related to stock option grants.

  Research and Development

     During the year ended December 31, 2000, we expensed $11.1 million on research and development projects principally relating to the development of a technology platform to allow market makers to conduct business-to-business transactions. In addition we recorded a purchased in-process research and development charge of $11.5 million upon our acquisition of RightWorks.

  Impairment Related and Other

     On November 8, 2000 we announced plans to reduce our workforce by 35%, consolidate certain facilities (primarily through the closure of our offices in Seattle, Washington) and write-down certain assets. As a result of these initiatives as well as severance related to various other employee terminations we recorded a charge of $25.9 million including $12 million in non-cash compensation relating to the acceleration of stock option vesting.

  Other Income

     Other income consists of the effect of transactions and other events incidental to our ownership interests in our partner companies and our operations in general. Other income may include, among other items, gains or losses on the sales of all or a portion of minority interests, gains or losses on the issuances of stock by our partner companies to reflect the change in our share of the net equity of these companies, and impairment charges related to our ownership interests in and advances to partner companies accounted for under the cost method. Other income related to General ICG Operations consisted of the following:

                                                            YEAR ENDED DECEMBER 31,
                                                          ----------------------------
                                                            2000      1999      1998
                                                          --------   -------   -------
                                                                 (IN THOUSANDS)
Gain on issuance of stock by VerticalNet................  $227,858   $50,717   $    --
Gain on issuance of stock by Breakaway Solutions........    24,294    17,304        --
Sale of SMART Technologies to i2 Technologies...........        --     2,942        --
Sale of i2 Technologies holdings........................    34,488        --        --
Sale of Matchlogic to Excite............................        --        --    12,822
Sales of Excite holdings................................        --     2,051    16,814
Sale of Excite to @ Home Corporation....................        --     2,719        --
Sale of WiseWire to Lycos...............................        --        --     3,324
Sales of Lycos holdings.................................      (192)       --     1,472
TRADEX Sale to Ariba....................................   449,284        --        --
Sales of Ariba holding..................................   (78,301)       --        --
Sale of CentriMed.......................................    25,332        --        --
Sale of ServiceSoft.....................................     6,468        --        --
Sale of US Interactive..................................      (245)       --        --
Partner company impairment charges......................   (55,904)   (8,097)   (3,949)
Other...................................................    (6,128)        6        --
                                                          --------   -------   -------
                                                          $626,954   $67,642   $30,483
                                                          ========   =======   =======

     As a result of VerticalNet issuing additional shares for acquisitions and during the year ended December 31, 2000, our share of VerticalNet's net equity increased by $227.8 million. This increase adjusts our carrying value in VerticalNet and results in a non-operating gain of $227.8 million, for the year ended December 31, 2000. Additionally, as a result of VerticalNet completing its initial public offering in February 1999 and issuing additional shares for acquisitions in 1999, our share of VerticalNet's net equity increased by $50.7 million. This increase adjusted our carrying value in VerticalNet and resulted in a non-operating gain of $50.7 million for the year ended December 31, 1999. As a result of Breakaway Solutions issuing additional shares for acquisitions during the years ended December 31, 2000, our share of Breakaway Solutions' net equity increased by $24.3 million. This increase adjusts our carrying value in Breakaway Solutions and results in a non-operating gain of $24.3 million. As a result of Breakaway Solutions completing its initial public offering in October 1999, our share of Breakaway Solutions' net equity increased by $17.3 million. This increase adjusted our carrying value in Breakaway Solutions and resulted in a non-operating gain of $17.3 million in the year ended December 31, 1999. These gains were recorded in accordance with SEC Staff Accounting Bulletin No. 84 and our accounting policy with respect to such transactions. We believe there is a high likelihood that transactions similar to these, in which a partner company we account for under the consolidation or equity method of accounting issues shares of its common stock, will occur in the future and we expect to record gains or losses related to such transactions provided they meet the requirements of SEC Staff Accounting Bulletin No. 84 and our accounting policy. In some cases, as described in SEC Staff Accounting Bulletin No. 84, the occurrence of similar transactions may not result in a non-operating gain or loss but would result in a direct increase or decrease to our stockholders' equity.

     In August 1999, we divested our ownership interest in SMART Technologies, Inc. due to the agreement of merger of SMART Technologies, Inc. and i2 Technologies, Inc. Upon completion of this merger during the three months ended September 30, 1999, our ownership interest in and advances to SMART Technologies, Inc. were converted into cash, common stock and warrants to purchase common stock of i2 Technologies, Inc. Our non-operating gain before taxes from this transaction was $2.9 million. During the year ended December 31, 2000, we sold 230,920 shares of i2 Technologies, Inc. that resulted in net proceeds of $39.4 million and gain of $34.5 million.

     In February 1998, we exchanged all of our holdings of Matchlogic, Inc. for 763,820 shares of Excite, Inc. The $14.3 million market value of the Excite, Inc. shares received on the date of exchange was used to determine the gain of $12.8 million. Throughout the remainder of 1998, we sold 716,082 shares of Excite, Inc., which resulted in $30.2 million of proceeds and $16.8 million of gains. During the three month period ended March 31, 1999, we sold 23,738 shares of Excite, Inc., which resulted in $2.5 million of proceeds and $2.1 million of gains.

     In May 1999, @Home Corporation announced it would exchange its shares for all of the outstanding stock of Excite, Inc. As part of this merger, we received shares of @Home Corporation in exchange for our shares in Excite, Inc., resulting in a non-operating gain before taxes of $2.7 million.

     In April 1998, we exchanged all of our holdings of WiseWire for 191,922 shares of Lycos, Inc. The $5.3 million market value of the Lycos, Inc. shares received on the date of exchange was used to determine the gain of $3.3 million. Throughout the remainder of 1998, we sold 169,548 shares of Lycos, Inc., which resulted in $6.2 million of proceeds and $1.5 million of gains. The $1.5 million gain recorded in 1998 was reduced by $0.2 million in 2000 due to a litigation matter pursuant to the 1998 merger among Lycos, Inc., WiseWire Corp. and Wise Acquisition Corp. which resulted in a reduction of shares held in escrow by 29,617.

     In March 2000 we exchanged all of our interest in TRADEX for 2.9 million shares of Ariba, Inc. ("Ariba") common stock. Based on Ariba's closing price on March 9, 2000, the closing date of the transaction, we recorded a pre-tax gain of $449.3 million. Our holdings of Ariba are accounted for as available-for-sale securities and are marked to market, with the difference between carrying value and market value, net of deferred taxes, recorded in "Accumulated other comprehensive income" in the stockholders' equity section of our Consolidated Balance Sheets in accordance with Statement of Financial Accounting Standards No. 115. During the year ended December 31, 2000 we sold 1,364,862 shares of Ariba common stock at an average price of $103.06 and recorded a loss of $78.3 million.

     In September 2000, we sold all of our interest in CentriMed.com, Inc. ("CentriMed") in exchange for $15.2 million in cash, $15.5 million in contingent consideration to be received upon meeting certain levels of performance ($9.7 million was received in October 2000) and other consideration. We recorded a gain of $25.3 million, net of potential payments relating to our long-term incentive plan, during the year ended December 31, 2000.

     In December 2000, we exchanged all of our holdings of ServiceSoft for 1,341,299 shares of Broadbase Software. Our proceeds of $10.2 million were based on the market value of the Broadbase Software shares we received on the date of the exchange and resulted in a gain of $6.5 million.

     Our remaining holdings of @Home Corporation, Lycos, Ariba and Broadbase Software at December 31, 2000 are accounted for as available-for-sale securities and are marked to market, with the difference between carrying value and market value, net of deferred taxes, recorded in "Accumulated other comprehensive income" in the stockholders' equity section of our Consolidated Balance Sheets in accordance with Statement of Financial Accounting Standards No. 115.

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

     For the years ended December 31, 1999 and 1998, we recorded impairment charges of $8.1 million and $2 million, respectively, for the other than temporary decline in the fair value of a cost method partner company. From the date we initially acquired an ownership interest in this partner company through December 31, 1999, our funding to this partner company represented all of the outside capital the company had available to fund its net losses and capital asset requirements. During the year ended December 31, 1999 we fully guaranteed the partner company's new bank loan and agreed to provide additional funding. We acquired additional non-voting convertible debentures of this partner company for $8 million in 1999. The impairment charges we recorded were determined by the decrease in net book value of the partner company caused by its net losses, which were funded entirely based on our funding and bank guarantee. Given its continuing losses, we will continue to determine and record impairment charges in a similar manner for this partner company until the status of its financial position improves.

     During the year ended 2000, we recorded $55.9 million in impairment charges related to partner companies accounted under the cost method. $37.8 million of this amount was determined by subsequent sale of two partner companies below our carrying value. The remainder primarily relates to the other than temporary decline in the fair market value of a partner company, which was acquired in 1996 and has not been able to meet its business objectives. During the fourth quarter we made a decision to no longer provide funding to this partner company and it appears highly unlikely that other funding sources will materialize.

  Interest Income

     Our cash and cash equivalents at December 31, 2000 are invested primarily in money market accounts and highly liquid, high quality debt instruments. During the three months ended December 31, 1999, we received $831 million in our follow-on stock offering and $549.9 million from the sale of convertible subordinated notes. The increase in interest income for the year ended December 31, 2000 was primarily due to the significant increase in our cash and cash equivalents as a result of these transactions.

  Interest Expense

     Interest expense increased during the year ended December 31, 2000 primarily as the result of the December 1999 issuance of $566.3 million in convertible subordinated notes due 2004 bearing interest at 5.5%.

  Income Taxes

     From our inception in March 1996 to February 1999, we were not subject to federal and state income taxes. On February 2, 1999, we converted from a limited liability company to a corporation. Our accumulated deficit of $8.7 million at that date was reclassed to additional paid-in capital. From our inception on March 4, 1996 to February 2, 1999, we were organized as a limited liability company and were treated as a partnership for income tax purposes. As a result of our converting from a limited liability company to a corporation on February 2, 1999, we are subject to corporate federal and state income taxes. At the time of our conversion to a corporation, we recorded a deferred tax benefit and related deferred tax asset of $7.7 million, which primarily represented the excess of tax basis over book basis of our partner companies.

     Our net deferred tax asset of $24.1 million at December 31, 2000 primarily consists of deferred tax assets of $94.6 million, relating primarily to net operating loss carry forwards, offset by deferred tax liabilities of $70.5 primarily resulting from the excess of book carrying values over tax carrying values of our partner companies.

     We have not recorded a valuation allowance related to our gross deferred tax assets because we believe it is more likely than not that we will realize the benefits of these assets. The net asset relates primarily to operating loss carryforwards which expire starting in 2019. We believe we will have sufficient taxable income to utilize these assets within the carry forward period. Our principal source of taxable income is expected to be gains from the sale of partner company assets. We would consider pursuing a sale of our ownership interests in certain partner companies at the minimum amount necessary to prevent any capital losses from expiring unutilized. If we do not believe such a strategy, or an alternative strategy, will be available in the time periods allowed for carrying back and carrying forward losses, we will establish a valuation allowance at that time. Most of our partner companies are in an early stage of development, currently generate significant losses and are expected to generate significant losses in the future. The marketability of the securities we own of our partner companies is generally limited as they primarily represent ownership interests in companies whose stock is not publicly traded. As of December 31, 2000, our only publicly traded partner companies are VerticalNet, Breakaway Solutions, eMerge Interactive, ICG Asia, Onvia.com, and Universal Access. As a result, there is risk that we may not be able to realize the benefits of expiring carry forwards.

LIQUIDITY AND CAPITAL RESOURCES

     We have funded our operations with a combination of proceeds from the issuance of equity, proceeds from the issuance of convertible notes, proceeds from the sales of available-for-sale securities, proceeds from the disposition of our ownership interests in non-strategic assets, borrowings under bank credit facilities and interest earned on excess cash. From 1998 through December 31, 2000 we received $1.79 billion in proceeds including our initial public offering, follow-on public offering and debt issuance.

     In March 2000, our revolving bank credit facility was amended to, among other things, increase our credit facility to provide for borrowings up to $250 million, including the issuance of letters of credit up to $125 million. The agreement includes a $125 million 364-day secured line of credit, which expired on March 27, 2001, and a $125 million two-year secured revolving credit facility. The revolving facility is subject to a .375% unused commitment fee, bears interest, at our option at LIBOR plus 2.0% or the lenders' Base Rate (the lenders' Base Rate being the greater of (i) the prime rate or (ii) the Federal Funds Rate plus .5%) and is secured by substantially all of our assets (including our holdings in domestic partner companies).

     Borrowing availability under the facility is based on the fair market value of our holdings of U.S. publicly-traded partner companies (VerticalNet, Breakaway Solutions, eMerge Interactive, Onvia.com and Universal Access as of December 31, 2000) and the value, as defined in the facility, of our private partner companies. If the market price of our publicly traded partner companies declines, availability under the credit facility could be reduced significantly and could have an adverse effect on our ability to borrow under the facility and could require an immediate repayment of a portion of our outstanding borrowings, if any. At March 29, 2001, based on the provisions of the borrowing base, $107.6 million of the borrowing base was available less outstanding letters of credit of $8.6 million.

     Existing cash, cash equivalents and short-term investments, availability under our revolving bank credit facility, proceeds from the issuance of debt and equity securities of our consolidated partner companies to third parties, proceeds from the potential sales of all or a portion of our available-for-sale securities or interests in certain partner companies, and other internal sources of cash flow are expected to be sufficient to fund our cash requirements through the next 12 months, including commitments to new and existing partner companies and general operations requirements. At February 28, 2001, we were obligated for $53.1 million of guarantee commitments and $52 million of funding commitments to existing partner companies. If certain consolidated partner companies individually achieve agreed upon revenue or market capitalization milestones, we will be obligated to pay up to an aggregate amount of $70 million in cash or stock at our option in additional purchase price consideration to other current or former shareholders of the partner companies. These contingent obligations will expire on various dates through May 31, 2005 if the milestones are not achieved. We will continue to evaluate acquisition opportunities and may acquire additional ownership interests in new and existing partner companies in the next 12 months; however, such acquisitions will be made at our discretion. If we elect to make additional acquisitions, it may become necessary for us to raise additional funds. We may not be able to raise additional capital and failure to do so could have a material adverse effect on our business. If additional funds are raised through the issuance of equity securities, our existing shareholders may experience significant dilution.

     At February 28, 2001, our consolidated partner companies were obligated for $23.5 million of commitments related to acquisitions, of which $15.0 million is payable in cash or stock at their option. They were also contingently obligated to fund $10.5 million to related parties and were contingently obligated to issue equity upon the achievement of contractual milestones totaling approximately $33.9 million.

     Consolidated working capital decreased to $375.0 million at December 31, 2000, compared to $1.3 billion at December 31, 1999 primarily as a result of the cost of ownership interests we acquired and other net cash outflows during the year ended December 31, 2000.

     Cash used in operating activities in the year ended December 31, 2000 compared to the same prior year period increased due to the increased cost of General ICG Operations' general and administrative expenses and research and development.

     Cash used in investing activities primarily reflects the acquisition of ownership interests in and advances to new and existing partner companies.

     In May 2000, we acquired a majority interest in Harbour Ring International Holdings, which was renamed ICG Asia Ltd., for $116.5 million in cash.

     In June 2000, we acquired a significant interest in eCredit, a leading provider of Internet-based credit, financing and related services in exchange for $424.7 million of our common stock (4,655,558 shares valued at $91.22 per share). In September 2000, we increased our interest in eCredit to approximately 40% for $0.6 million of our common stock (25,303 shares valued at $22.30 per share). In December 2000, we increased our interest in eCredit to approximately 42% for $10 million in cash and $15 million in a non-interest bearing note payable to eCredit, due in two installments of $5 million and $10 million on January 2, 2001 and April 2, 2001, respectively.

     In June 2000, we acquired a majority interest in RightWorks, a leading provider of e-procurement software that powers B2B exchanges in exchange for $754.0 million of our common stock (5,892,048 shares valued at $127.97 per share) and $22.0 million in cash.

     In September 2000, we acquired a majority interest in PaperExchange.com, which operates an e-business marketplace for the pulp and paper industry, in exchange for $165.8 million of our common stock (4,864,221 shares valued at $34.08 per share). In October and November 2000, we provided follow-on funding to PaperExchange.com totaling $13 million in cash in exchange for convertible promissory notes bearing 12% interest per annum due April 11, 2001.

     In addition to the above transactions, we utilized $1.1 billion in cash and notes in the aggregate to acquire interests in or make advances to new and existing partner companies during the year ended December 31, 2000. These companies included: Agribuys, Animated Images, Arbinet, AssetTRADE, Autovia, Blackbird, Blackboard, Breakaway Solutions, buy.co.uk, BuyMedia, cargobiz.com, CentriMed, ClearCommerce, Collabria, CommerceQuest, Commerx, ComputerJobs.com, CourtLink, CreditTrade, CyberCrop.com, Delphion, Deja.com, eCatalogs, E-Chemicals, eColony, eMarket Capital, eMarketWorld, eMetra, EmployeeLife.com, Emptoris, Entegrity Solutions, Eumedix, eu-Supply, FOL Networks, Freeborders, Fuelspot, GoIndustry, ICG Asia, ICG Commerce, Internet Commerce Systems, Industrial America.com LLC ("Industrial America"), InfoMart, Internet Healthcare, Investor Force, iSky, Jamcracker, LinkShare, Logistics.com, Mesania, MetalSite, NationStreet, NetVendor, OnMedica, Onvia.com, PaperExchange.com, PrintMountain, RetailExchange.com, RightWorks, SageMaker, ServiceSoft, Simplexis, Sourceree, StarCite, Surgency, Syncra Systems, TALPX, TeamOn.com, Texyard, Tibersoft, traffic.com, United Messaging, Universal Access, USgift.com, VerticalNet Europe, and Vivant!.

     During the year ended December 31, 2000, we also acquired interests in new and existing partner companies in exchange for 5,467,688 shares and a commitment to issue 1.8 million shares of our common stock totaling an aggregate value of $220.4 million. These companies included:
AssetTRADE, Breakaway Solutions, BuyMedia, CommerceQuest, ComputerJobs.com, E-Chemicals, Emptoris and OnMedica.

     During the period from January 1, 2001 through February 28, 2001, we utilized $41.7 million to acquire interests in or make advances to new and existing partner companies. These companies included: Autovia, Breakaway Solutions, Bidcom, CommerceQuest, Cybercrop, E-Chemicals, eCredit, inreon, Logistics.com, OnMedica, PaperExchange.com, RightWorks, SageMaker and USgift.com.

     In September 2000, we sold all of our ownership interest in CentriMed in exchange for $15.2 million in cash, $15.5 million in contingent consideration to be received upon meeting certain levels of performance, ($9.7 million was received in October 2000) and other consideration.

     In March 2000, we sold all of our ownership interest in TRADEX in exchange for 2.8 million shares of Ariba stock. We entered into cashless collar agreements with respect to 2.2 million shares of our holdings of Ariba common stock at fair value of $262.4 million. In June 2000, we sold approximately 631,530 shares of Ariba common stock at an average price of $78.57 for proceeds of $49.6 million. In December 2000, we terminated a cashless collar arrangement with respect to 733,332 shares of Ariba stock for proceeds of $91.1 million. At December 31, 2000, our holdings of Ariba common stock were valued at $164.0 million.

     Subsequent to December 31, 2000, we sold or entered into agreements in principle to sell our interests in or assets of Blackbird, Deja, Employee Life, SageMaker and VerticalNet Europe for expected proceeds totaling in excess of $25 million.

     In January 2001, ICG Commerce acquired ePValue, Inc. ("ePValue"), a provider of outsourced purchasing services for large enterprises. Prior to the acquisition, Accenture LLP ("Accenture") and Sun Microsystems, Inc. were the majority shareholders of ePValue. ICG Commerce issued an aggregate of 3,858,809 shares of its common and Series C preferred stock as well as a commitment to issue an additional 120,000 shares of its common stock upon conversion of all outstanding common stock of ePValue in a merger. In addition, in connection with the merger, certain of the sellers will receive the right to earn up to an additional 3,924,774 shares of ICG Commerce common stock if, by December 31, 2001, ePValue achieves contractually agreed upon milestones. The acquisition will be accounted for using the purchase method with the purchase price allocated to the fair value of the acquired assets and liabilities. The excess of purchase price over the fair value of the net assets acquired has been allocated between assembled workforce and goodwill.

     Also, in January 2001, ICG Commerce entered into a strategic alliance with Accenture, pursuant to which Accenture can earn up to 7,358,950 shares of ICG Commerce's common stock based on the achievement of contractually agreed upon criteria.

     On January 24, 2001, OnMedica acquired a 100% interest in MediDesk for approximately $22.4 million of OnMedica stock. As a result, the Company's ownership in OnMedica declined to 54%.

     On March 8, 2001, we announced the merger of RightWorks with i2 Technologies, Inc. Upon closing of the merger, we expect to receive approximately 4 million shares of i2 Technologies, Inc. common stock in exchange for our interest in RightWorks. Based on the closing price of i2 Technologies' stock at the date of our announcement we estimated we would record a non-cash loss of approximately $490 million. The actual loss may be greater or lesser than this amount depending on the trading price of i2 Technologies' stock at closing.

     In December 2000, Half.com Inc. acquired certain of the assets of Deja.com. In early 2001 additional assets of Deja.com were sold to Google, Inc. In February 2001, we sold our interest in Blackbird to Garban Holdings, Ltd. In February 2001, we disposed of our interest in VerticalNet Europe.

     Our general operations are not capital intensive, and capital expenditures in any year normally will not be significant in relation to our overall financial position. There were no material capital asset purchase commitments as of December 31, 2000.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. The accounting for changes in fair value of a derivative will depend on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding the derivative. We will adopt SFAS 133 in the quarter ending March 31, 2001 and will record our derivatives on January 1, 2001 at fair value. In addition, any increase or decrease from historical cost basis of our derivatives on that date will be recorded as a cumulative effect of a change in accounting principle in the quarter ending March 31, 2001. Under SFAS 133, our derivatives will be revalued each quarter and the change in value of the derivatives will be included in the consolidated statements of operations. Under current accounting principles, the change in value of these instruments is not recorded.

     In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. We adopted SAB No. 101 in the quarter ended December 31, 2000. The adoption of the SAB did not materially affect our results of operations, financial position or cash flows.

     In October 1999, the Chief Accountant of the Securities and Exchange Commission requested that the Financial Accounting Standards Board Emerging Issues Task Force, or the EITF, address a number of accounting and financial reporting issues that the Securities and Exchange Commission believes have developed with respect to Internet businesses. The Securities and Exchange Commission identified twenty issues for which they believed some form of standard setting or guidance may be appropriate either because (i) there appeared to be diversity in practice or (ii) the issues are not specifically addressed in current accounting literature or (iii) the Securities and Exchange Commission staff is concerned that developing practice may be inappropriate under generally accepted accounting principles. Many of the issues identified by the Securities and Exchange Commission, including those which address barter and revenue recognition, are potentially applicable to our partner companies and us. Although we believe our historical accounting policies and practices conform with generally accepted accounting principles, there can be no assurance that final consensus reached by the EITF on the Internet issues referred to above, or other actions by standard setting bodies, will not result in changes to our historical accounting policies and principles or to the manner in which certain transactions are presented and disclosed in our consolidated financial statements.

FACTORS THAT MAY AFFECT RESULTS

     Forward-looking statements made with respect to our financial condition and results of operations and business in this document and those made from time to time by us through our senior management are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on our current expectations and projections about future events but are subject to known and unknown risks, uncertainties and assumptions about us and our partner companies that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements.

     Factors that could cause our actual results, levels of activity, performance or achievements to differ materially from those anticipated in forward-looking statements include, but are not limited to factors discussed elsewhere in this report and include among other things:

     - our ability to access the capital markets;

     - our ability to effectively manage existing capital resources;

     - our ability to retain key personnel;

     - our ability to maximize value in connection with divestitures;

     - development of an e-commerce market;

     - our ability to identify trends in our markets and the markets of our partner companies and to offer new solutions that address the changing needs of these markets;

     - our ability to successfully execute our business model and the ability of our partner companies to successfully execute their business models;

     - our partner companies' ability to compete successfully against direct and indirect competitors;

     - our ability to expand our business successfully into international markets;

     - growth in demand for Internet products and services; and

     - adoption of the Internet as a medium for conducting business.

     In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "continue" or the negative of such terms or other similar expressions. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Form 10-K might not occur.

Risks Particular to Internet Capital Group

We have a limited operating history upon which you may evaluate us.

     We were formed in March 1996 and have a limited operating history upon which you may evaluate our business and prospects. We and our partner companies are among the many companies that have entered into the emerging business-to-business, or B2B, e-commerce market. Many of our partner companies are in the early stages of their development. Our business and prospects must be considered in light of the risk, expense and difficulties frequently encountered by companies in early stages of development, particularly companies in new and rapidly evolving markets such as B2B e-commerce. If we are unable to effectively allocate our resources and help develop those existing partner companies that we believe have the most near term potential, our stock price may be adversely affected and we may be unable to execute our strategy of developing and maintaining a collaborative network of partner companies.

Our stock price has been volatile in the past and may continue to be volatile in the future.

     Our stock price has historically been very volatile. Stock prices of companies engaged in B2B e-commerce have generally been volatile as well. This volatility may continue in the future.

     The following factors, among others, will add to our common stock price's volatility:

     - actual or anticipated variations in our quarterly results and those of our partner companies;

     - changes in the market valuations of our partner companies and other Internet companies;

     - conditions or trends in the Internet industry in general and the B2B sector in particular;

     - negative changes in the public's perception of the prospects of Internet companies;

     - changes in the size, form or rate of our acquisitions;

     - changes in our financial estimates and those of our partner companies by securities analysts;

     - new products or services offered by us, our partner companies and their competitors;

     - announcements by our partner companies and their competitors of technological innovations;

     - announcements by us or our partner companies or our competitors of significant acquisitions, strategic partnerships or joint ventures;

     - our capital commitments;

     - additional sales of our securities;

     - additions to or departures of our key personnel of our partner companies; and

     - general economic conditions such as a recession, or interest rate or currency rate fluctuations.

     Many of these factors are beyond our control. These factors may decrease the market price of our common stock, regardless of our operating performance.

Our business depends upon the performance of our partner companies, which is uncertain.

     Economic, governmental, industry and internal company factors outside our control affect each of our partner companies. If our partner companies do not succeed, the value of our assets and the price of our common stock could decline. The material risks relating to our partner companies include:

     - fluctuations in the market price of the common stock of VerticalNet, Breakaway Solutions, eMerge Interactive, Onvia.com, Universal Access and ICG Asia, our publicly traded partner companies, and other future publicly traded partner companies, which are likely to affect the price of our common stock;

     - many of our partner companies are in the early stages of their development with limited operating history, little revenue and substantial losses;

     - lack of the widespread commercial use of the Internet, which may prevent our partner companies from succeeding;

     - intensifying competition for the products and services our partner companies offer, which could lead to the failure of some of our partner companies; and

     - the inability of our partner companies to secure additional financing, which may force some of our partner companies to cease or scale back operations.

     Of our $3.3 billion in total assets as of December 31, 2000, $2.6 billion, or 79% consisted of ownership interests in and advances to our partner companies. The carrying value of our partner company ownership interests includes our original acquisition cost, the effect of accounting for certain of our partner companies under the equity method of accounting, the effect of adjustments to our carrying value resulting from certain issuances of equity securities by our partner companies and the effect of impairment charges recorded for the decrease in value of certain partner companies. The carrying value of our partner companies will be impaired and decrease if one or more of our partner companies do not succeed. The carrying value of our partner companies is not marked to market; therefore, a decline in the market value of one of our publicly traded partner companies may impact our financial position by not more than the carrying value of the partner company. However, this decline would likely affect the price of our common stock. For example, VerticalNet, Breakaway Solutions, eMerge Interactive, Onvia.com, Universal Access and ICG Asia, our publicly traded partner companies, had respective market values of approximately $273.2 million, $41.0 million, $162.5 million, $57.1 million, $619.0 million and $235.3 million as of March 1, 2001. A decline in the market value of VerticalNet, Breakaway Solutions, Universal Access, Onvia.com, eMerge Interactive and ICG Asia will likely cause a decline in the price of our Common Stock.

     Other material risks relating to our partner companies are more fully described below under "Risks Particular to Our Partner Companies."

Our business model is unproven, which could adversely affect our business strategy.

     Our strategy is based on an unproven business model. Our business model depends on the willingness of companies to participate in our collaborative network and the ability of the collaborative network to assist our partner companies. Our business model depends on our ability to share information within our network of partner companies. If competition develops among our partner companies, we may be unable to fully benefit from the sharing of information within our network of partner companies. If we cannot convince companies of the value of our business model, our strategy of building and maintaining a collaborative network may not succeed.

Because we have limited resources to dedicate to our partner companies some of partner companies may not be able to raise sufficient capital to sustain their operations.

     Our allocation of resources to our partner companies is discretionary. Because our resources and our ability to raise capital are limited we cannot commit to provide our partner companies with sufficient capital resources to allow them to reach a cash flow positive position. If our partner companies are not able to raise capital from other outside sources then they may need to cease operations.

Our partner company network may suffer a negative effect as a result of our reduction in support of some of our partner companies.

     We intend to allocate the majority of our capital and human resources to those partner companies that we believe present the greatest near term value. Although those partner companies that do not fall within this category will remain within our network so long as we continue to own an interest in them, the quality of the network may suffer if a large number of the participants do not receive sufficient support from us or from other sources. Additionally, partner companies that feel that we are not allocating an appropriate level of resources to them may choose not to participate in our network, which would adversely affect our strategy of building and maintaining a collaborative network of B2B companies.

If public and private capital markets are not favorable for the B2B sector we may not be able to execute on our strategy.

     Our strategy involves creating value for our shareholders by building leading B2B e-commerce companies. Our success depends on the acceptance by the public and private capital markets of B2B companies in general and of initial public offerings of those companies in particular. The B2B market has experienced significant volatility recently and the market for initial public offerings of B2B e-commerce companies has been extremely weak during the past year. If these conditions continue, we may not be able to create shareholder value by taking our partner companies public. In addition, reduced market interest in B2B e-commerce companies may reduce the market value of our publicly traded partner companies.

Fluctuations in our quarterly results may adversely affect our stock price.

     We expect that our quarterly results will fluctuate significantly due to many factors, including:

     - the operating results of our partner companies;

     - significant fluctuations in the financial results of B2B e-commerce companies generally;

     - changes in equity losses or income and amortization of goodwill;

     - the acquisition or divestiture of interests in partner companies;

     - changes in our methods of accounting for our partner company interests, which may result from changes in our ownership percentages of our partner companies;

     - sales of equity securities by our partner companies, which could cause us to recognize gains or losses under applicable accounting rules;

     - the pace of development or a decline in growth of the B2B e-commerce market;

     - competition for the goods and services offered by our partner companies; and

     - our ability to effectively manage our growth and the growth of our partner companies.

     We believe that period-to-period comparisons of our operating results are not meaningful. If our operating results in one or more quarters do not meet securities analysts' or investors' expectations, the price of our common stock could decrease.

The loss of any of our or our partner companies' executive officers or other key personnel or our or our partner companies' inability to attract additional key personnel could disrupt our business and operations.

     We believe that our success will depend on continued employment by us and our partner companies of executive officers and key personnel, as well as on our and our partner companies' ability to attract additional qualified personnel. Our success also depends on the continued assistance of our Advisory Board members, some of whom may from time to time leave our Advisory Board. None of our current executive officers or key personnel is bound by an employment agreement for any specific term. If one or more members of our executive officers or key personnel, our partner companies' executive offices or key personnel or our Advisory Board were unable or unwilling to continue in their present positions, or if we or our partner companies were unable to hire qualified personnel, our business and operations could be disrupted and our operating results and financial condition would be seriously harmed.

     The success of some of our partner companies also depends on their having highly trained technical and marketing personnel. A shortage in the number of trained technical and marketing personnel could limit the ability of our partner companies to increase sales of their existing products and services and launch new product offerings.

We may have reduced our staffing levels to levels that are not adequate to conduct our business.

     We have reduced our headcount from 145 at November 7, 2000 to 83 at March 15, 2001, in order to reduce our corporate expenses. Although we believe our current staffing levels are adequate to conduct our business, we cannot assure that we will not need to increase our headcount in the future.

We have had a history of losses and expect continued losses in the foreseeable future.

     We have had significant operating losses and, excluding the effect of any future non-operating gains, we expect to continue incurring significant operating losses in the future. As a result, we may not have sufficient resources to expand our operations in the future. We can give no assurances as to when or whether we will achieve profitability, and if we ever have profits, we may not be able to sustain them.

     Our net loss for the year ended December 31, 2000 of $659.9 million includes gains of $449.3 million related to the sale of TRADEX to Ariba, Inc., losses of $78.3 million due to the subsequent sales of Ariba common stock, gains of $252.2 million, net of deferred taxes, related to the issuance of stock by VerticalNet and Breakaway Solutions, a gain of $34.5 million related to the sale of i2 Technologies, Inc., a gain of $25.3 million related to the sale of CentriMed, and $134.9 million, $157.8 million, and $55.9 million in impairment charges related to partner companies accounted for under the consolidation, equity, and cost methods of accounting, respectively. Without the effect of these items in our net results, we would have had a net loss of $994.3 million.

     Our net loss for the year ended December 31, 1999 of $29.8 million includes gains of $44.2 million, net of deferred taxes, related to the issuance of stock by VerticalNet and Breakaway Solutions and a $7.7 million deferred tax benefit related to our conversion from a limited liability company to a taxable corporation. Without the $51.9 million effect of these items on our net results, we would have had a net loss of $81.7 million. For the year ended December 31, 1998, we realized net income of $13.9 million primarily due to $34.4 million of non-operating gains from the sale of certain minority interests. In addition, we incurred net losses of $6.6 million in 1997 and $2.1 million in 1996. After giving effect to our acquisitions during 1999 and 2000 as if they had occurred on January 1, 1999, pro forma net loss for the years ended December 31, 2000 and December 31, 1999 would have been $826.5 million and $368.3 million, respectively.

     Our expenses will increase due to the effect of goodwill amortization and other charges resulting from completed and future acquisitions. If these and other expenses are not accompanied by increased revenue, our losses will be greater than we anticipate.

We may have difficulty assisting our partner companies in managing their growth.

     Our partner companies have grown rapidly, and some may continue to grow rapidly, by adding new products and services and hiring new employees. This growth is likely to place significant strain on their resources and on the resources we allocate to assist our partner companies. In addition, our management may be unable to convince our partner companies to adopt our ideas for effectively and successfully managing their growth.

Our accounting estimates with respect to the useful life and ultimate recoverability of our basis in our partner companies could change materially in the near term.

     We operate in an industry that is rapidly evolving and extremely competitive. Recently, many Internet based businesses, including some with B2B business models, have experienced difficulty in raising additional capital necessary to fund operating losses and continue investments that their management teams believe are necessary to sustain operations. Valuations of public companies operating in the Internet B2B e-commerce sector have declined significantly during 2000. In the first quarter of 2000 we announced several significant acquisitions that were financed principally with shares of our stock and, based on the price of our stock at that time were valued in excess of $1 billion. Based on our periodic review of our partner company holdings, including those valued in the first quarter during 2000, an impairment charge of $348.6 million was recorded to write off certain partner company holdings during 2000. It is reasonably possible that our accounting estimates with respect to the useful life and ultimate recoverability of our carrying basis including goodwill in other partner companies could change in the near term and that the effect of such changes on the financial statements could be material. At year end the recorded amount of carrying basis including goodwill is not impaired, although we cannot assure that our future results will confirm this assessment, that a significant write-down or write-off of partner company carrying basis including goodwill will not be required in the future, or that a significant loss will not be recorded in the future upon the sale of a partner company.

We may compete with some of our shareholders and partner companies, and our partner companies may compete with each other, which could deter companies from partnering with us and may limit future business opportunities.

     We may compete with some of our shareholders and partner companies for Internet-related opportunities. As of December 31, 2000, Comcast Corporation and Safeguard Scientifics, Inc. own 7.4% and 12.9% of our outstanding common stock, respectively. These shareholders may compete with us to acquire interests in B2B e-commerce companies. Safeguard Scientifics currently has a designee as a member of our board of directors and IBM Corporation and AT&T Corp. each have a right to designate a board observer, which may give these companies access to our business plan and knowledge about potential acquisitions. In addition, we may compete with our partner companies to acquire interests in B2B e-commerce companies, and our partner companies may compete with each other for acquisitions or other B2B e-commerce opportunities. This competition, and the complications posed by the designated directors, may deter companies from partnering with us and may limit our business opportunities.

Our partner companies could make business decisions that are not in our best interests or that we do not agree with, which could impair the value of our partner company interests.

     Although we generally seek a significant equity interest and participation in the management of our partner companies, we may not be able to control significant business decisions of our partner companies. In addition, although we currently own a controlling interest in many of our partner companies, we may not maintain this controlling interest. Acquisitions of interests in partner companies in which we share control or have no control of the dilution of our interest in, and control over, partner companies will involve additional risks that could cause the performance of our interest and our operating results to suffer, including the management of a partner company having economic or business interests or objectives that are different than ours and partner companies not taking our advice with respect to the financial or operating difficulties that they may encounter.

     Our inability to prevent dilution of our ownership interests in our partner companies or our inability to otherwise have a controlling influence over the management and operations of our partner companies could have an adverse impact on our status under the Investment Company Act. Our ability to adequately control our partner companies could also prevent us from assisting them, financially or otherwise, or could prevent us from liquidating our interest in them at a time or at a price that is favorable to us. Additionally, our partner companies may not collaborate with each other or act in ways that are consistent with our business strategy. These factors could hamper our ability to maximize returns on our interests, and cause us to recognize losses on our interests in partner companies.

Our global expansion exposes us to less developed markets, currency fluctuations and political instability, which could adversely impact our financial results and our partner companies' ability to conduct business.

     We are pursuing B2B e-commerce opportunities outside the United States. In late 1999 we opened an office in London to focus on opportunities in Europe. During 2000 we partnered with Hutchison Whampoa to focus on opportunities in non-Japan Asia Pacific and we formed ICG Japan to focus on opportunities in Japan. This international expansion exposes us to several risks, including the following:

     - Less Developed Markets. We believe that e-commerce markets outside the United States are less developed than the United States e-commerce market. If the e-commerce markets outside the United States do not continue to mature, any of our partner companies outside the United States may not succeed.

     - Currency Fluctuations. When we purchase interests in non-United States partner companies for cash, we will likely have to pay for the interests using the currency of the country where the prospective partner company is located. Similarly, although it is generally our intention to act as a long-term partner to our partner companies, if we sold an interest in a non-United States partner company we might receive foreign currency. To the extent that we transact in foreign currencies, fluctuations in the relative value of these currencies and the United States dollar may adversely impact our financial results.

     - Compliance with Laws. We are subject to the laws and regulations of foreign countries. We may not be familiar with these laws and regulations, and these laws and regulations may change at any time.

     - Political Instability. We own or may purchase interests in foreign partner companies that are located, or transact business in, parts of the world that experience political instability. Political instability may have an adverse impact on the subject country's economy, and may limit or eliminate a partner company's ability to conduct business.

Our outstanding indebtedness may increase substantially which would negatively impact our future prospects.

     As of December 31, 2000, we had $3.5 million in long-term debt (including the current portion thereof) and $566.3 million in outstanding convertible subordinated notes. This indebtedness will:

     - significantly increase our interest expense and related debt service costs and make it more difficult to obtain additional financing;

     - limit our ability to deploy existing capital resources; and

     - constrain our ability to react quickly in an unfavorable economic climate.

     If we are unable to satisfy our debt service requirements, substantial liquidity problems could result, which would negatively impact our future prospects.

Our operations and growth could be impaired by limitations on our and our partner companies' ability to raise money.

     We have been and are likely to remain dependent on the capital markets for access to funds for acquisitions, operations and other purposes. Our partner companies are also dependent on the capital markets to raise capital for their own purposes. During 2000, the market for Internet-related companies and initial public offerings weakened dramatically. If this weakness continues for an extended period of time, our ability and the ability of our partner companies to grow and access the capital markets will be impaired, which would require us to take other actions, such as borrowing money on terms that may be unfavorable to us, or divesting of interests in our partner companies to raise capital.

In the future, we may need to raise additional capital to fund our operations and this capital may not be available on acceptable terms, if at all.

     We may need to raise additional funds in the future, and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all.

When we divest partner company interests, we may be unable to obtain maximum value for such interests.

     We have recently realigned our capital and human resources around those partner companies that we believe present the greatest near term value. We may divest our interests in those partner companies that do not fit this criteria or in other partner companies that we believe are no longer core to our strategy. When we divest all or part of an interest in a partner company, we may not receive maximum value for this position. For partner companies with publicly-traded stock, we may be unable to sell our interest at then-quoted market prices. Furthermore, for those partner companies that do not have publicly-traded stock, the realizable value of our interests may ultimately prove to be lower than the carrying value currently reflected in our consolidated financial statements. We continually evaluate the carrying value of our ownership interests in and advances to each of our partner companies for possible impairment based on achievement of business plan objectives and milestones, the value of each ownership interest in the partner company relative to carrying value, the financial condition and prospects of the partner company, and other relevant factors. If we are unable to raise capital from other sources we may be forced to sell our stakes in partner companies at unfavorable prices in order to sustain our operations. Additionally, we may be unable to find buyers for certain of our assets, which could adversely affect our business.

Our ability to borrow under our credit facility will be limited if the value of our interests in our partner companies declines.

     Our ability to draw down on our credit facility is dependent in part upon the market value of our equity interests in our publicly traded partner companies and certain of our private partner companies. If there is a significant decline in the market value of these equity interests, our ability to access our credit facility may be limited. At March 29, 2001, based on the provisions of the borrowing base, $107.6 million of the borrowing base was available less amounts due for outstanding letters of credit of $8.6 million. While we do not currently intend to borrow additional amounts under our credit facility, we can give no assurance that we will not in the future depend on our credit facility to provide a portion of the funds we will need for supporting existing partner companies and satisfying our working capital requirements. Any limitation on our access to our credit facility may significantly reduce our ability to execute our business plan.

Our resources and our ability to manage our partner companies may be strained as a result of our acquisitions.

     We have acquired, and may in the future acquire, significant interests in B2B e-commerce companies or increase our stake in existing partner companies that complement our business strategy. In the future, we may acquire larger percentages or larger interests in existing or new partner companies than we have in the past, or we may seek to acquire 100% ownership of companies. We may also spend more on individual acquisitions than we have in the past. These acquisitions may place significantly greater strain on our resources, ability to manage such companies and ability to integrate them into our collaborative network. Future acquisitions are subject to the following risks:

     - Our acquisitions may cause a disruption in our ongoing support of our partner companies, distract our management and other resources and make it difficult to maintain our standards, controls and procedures.

     - We may acquire interests in companies in B2B e-commerce markets in which we have little experience.

     - We may not be able to facilitate collaboration between our partner companies and new companies that we acquire.

     - To fund future acquisitions we may be required to incur debt or issue equity securities, which may be dilutive to existing shareholders.

     - Our acquisitions may limit our ability to provide additional capital resources to some existing partner companies.

Due to our decision to allocate the majority or our resources to our most developed companies, our ability to provide support to our other partner companies will be limited.

     We have reallocated our resources to focus on those partner companies that we believe present to greatest near term value. There can be no assurance that the companies we identified in this process are those that actually have the greatest near term value proposition. As a result of our reallocation of resources, we will not allocate capital to all of our existing partner companies. Our decision to not provide additional capital support to some of our partner companies could have material adverse impact on the operations of such partner companies.

We may have to buy, sell or retain assets when we would otherwise choose not to in order to avoid registration under the Investment Company Act of 1940, which would impact our investment strategy.

     We believe that we are actively engaged in the business of B2B e-commerce through our network of majority-owned subsidiaries and companies that we are considered to "control." Under the Investment Company Act, a company is considered to control another company if it owns more than 25% of that company's voting securities and is the largest shareholder of such company. A company may be required to register as an investment company if more than 45% of its total assets consist of, and more than 45% of its income/loss and revenue attributable to it over the last four quarters is derived from, ownership interests in companies it does not control. Because many of our partner companies are not majority-owned subsidiaries, and because we own 25% or less of the voting securities of a number of our partner companies, changes in the value of our interests in our partner companies and the income/loss and revenue attributable to our partner companies could subject us to regulation under the Investment Company Act unless we take precautionary steps. For example, in order to avoid having excessive income from "non-controlled" interests, we may not sell minority interests we would otherwise want to sell or we may have to generate non-investment income by selling interests in partner companies that we are considered to control. We may also need to ensure that we retain more than 25% ownership interests in our partner companies after any equity offerings. In addition, we may have to acquire additional income or loss generating majority-owned or controlled interests that we might not otherwise have acquired or may not be able to acquire "non-controlling" interests in companies that we would otherwise want to acquire. It is not feasible for us to be regulated as an investment company because the Investment Company Act rules are inconsistent with our strategy of actively managing, operating and promoting collaboration among our network of partner companies. On August 23, 1999 the Securities and Exchange Commission granted our request for an exemption under Section 3(b)(2) of the Investment Company Act declaring us to be primarily engaged in a business other than that of investing, reinvesting, owning, holding or trading in securities. This exemptive order reduces the risk that we may have to take action to avoid registration as an investment company, but it does not eliminate the risk.

We have implemented certain anti-takeover provisions that could make it more difficult for a third party to acquire us.

     Provisions of our certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. Our certificate of incorporation provides that our board of directors may issue preferred stock without shareholder approval and also provides for a staggered board of directors. We are subject to the provisions of

Section 203 of the Delaware General Corporation Law, which restricts certain business combinations with interested stockholders. Additionally, we have a Rights Agreement which has the effect of discouraging any person or group from beneficially owning more that 15% of our outstanding common stock unless our board has amended the plan or redeemed the rights. The combination of these provisions may inhibit a non-negotiated merger or other business combination.

Risks Particular to Our partner companies

Many of our partner companies have a limited operating history and may never be profitable.

     Many of our partner companies are early-stage companies with limited operating histories, have significant historical losses and may never be profitable. Many of these companies have incurred substantial costs to develop and market their products and expand operations, have incurred net losses and cannot fund their cash needs from operations. We expect that the operating expenses of these companies will increase substantially in the foreseeable future as they continue to develop products, increase sales and marketing efforts and expand operations.

Fluctuation in the price of the common stock of our publicly-traded partner companies may affect the price of our common stock.

     VerticalNet, Breakaway Solutions, eMerge Interactive, Onvia.com, Universal Access and ICG Asia are our publicly-traded partner companies. The price of their common stock has been highly volatile. On February 16, 1999, VerticalNet completed its initial public offering at a price of $4.00 per share and its common stock has since traded as high as $148.38 per share and as low as $1.62, adjusted for two subsequent two for one stock splits. On October 6, 1999, Breakaway Solutions completed its initial public offering at a price of $7.00 per share and its common stock has since traded as high as $85.50 share and as low as $0.41, adjusted for a two for one stock split. On February 8, 2000, eMerge Interactive completed its initial public offering at a price of $15.00 per share and its common stock has traded as high as $68.00 per share and as low as $2.88. On March 1, 2000, Onvia.com completed its initial public offering at a price of $21.00 per share and its common stock has traded as high as $78.00 per share and as low as $0.66. On March 17, 2000, Universal Access, Inc. completed its initial public offering at a price of $14.00 per share and its common stock has traded as high as $63.00 per share and as low as $4.50. We acquired a majority interest in ICG Asia on May 4, 2000 and since that time, ICG Asia's stock has traded as high as $0.40 and as low as $0.04. The market value of our holdings in these partner companies changes with these fluctuations. Based on the closing price of VerticalNet's common stock on March 16, 2001 of $1.94, our holdings in VerticalNet had a market value of $47.7 million. Based on the closing price of Breakaway Solutions' common stock on March 16, 2001 of $0.4375, our holdings in Breakaway Solutions had a market value of $6.6 million. Based on the closing price of eMerge Interactive's common stock on March 16, 2001 of $4.28, our holdings in eMerge Interactive had a market value of $29.7 million. Based on the closing price on Onvia.com's common stock on March 16, 2001 of $0.84, our holdings in Onvia.com had a market value of $14.5 million. Based on the closing price of Universal Access' common stock on March 16, 2001 of $4.75, our holdings in Universal Access had a market value of $98.2 million. Based on the closing price of ICG Asia's stock on March 16, 2001 of $0.04, our holdings in ICG Asia had a market value of $118.3 million. Fluctuations in the price of VerticalNet's, Breakaway Solutions', eMerge Interactive's, Onvia.com's, Universal Access' and ICG Asia's and other future publicly-traded partner companies' common stock are likely to affect the price of our common stock.

     VerticalNet's results of operations, and accordingly the price of its common stock, may be adversely affected by the risk factors disclosed in its SEC filings, including the following factors:

     - lack of acceptance of the Internet as an advertising medium;

     - inability to develop a large base of users of its Web sites who possess demographic characteristics attractive to advertisers;

     - lack of benefits from Microsoft relationship;

     - inability to generate significant revenues from e-commerce, software licensing and related services;

     - inability to reduce or contain expenses;

     - lower advertising rates;

     - failure to build and maintain relationships with third party content providers;

     - inability to establish brand awareness;

     - inability to acquire additional funding; and

     - loss of key content providers.

     Breakaway Solutions' results of operations, and accordingly the price of its common stock, may be adversely affected by the risk factors disclosed in its SEC fillings, including the following factors:

     - growing enterprises' failure to accept e-commerce solutions;

     - inability to open new regional offices;

     - inability to raise additional capital;

     - loss of money on fixed-fee or performance-based contracts;

     - inability to reuse software code and methodologies;

     - inability to develop brand awareness; and

     - failure of target market of growing enterprises to adapt and accept third party application hosting services and e-business solutions services.

     eMerge Interactive's results of operations, and accordingly the price of its common stock, may be adversely affected by the risk factors disclosed in its SEC fillings, including the following factors:

     - lack of commercial acceptance of online cattle sales and services;

     - failure to expand the number of livestock industry participants in its network;

     - failure to obtain access to data from feedlots to adequately meet information needs of its customers;

     - inability to respond to competitive developments;

     - failure to achieve brand recognition;

     - failure to introduce new products and services; and

     - failure to upgrade and enhance its technologies to accommodate expanded product and service offerings and increased customer traffic.

     Onvia.com's results of operations, and accordingly the price of its common stock, may be adversely affected by the risk factors disclosed in its SEC fillings, including the following factors:

     - small businesses' and government agencies' unwillingness to purchase their business services and products online;

     - a significant number of small businesses' government agencies and their vendors' unwillingness to use its emarketplace to buy and sell services and products;

     - difficulties associated with its strategic partnership with First Source;

     - inability to maintain its listing on Nasdaq;

     - failure of small business customers to provide it data about themselves; and

     - inability to enhance the features and services of its exchange to achieve acceptance and scalability.

     Universal Access' results of operations, and accordingly the price of its common stock, may be adversely affected by the risk factors disclosed in its SEC fillings, including the following factors:

     - failure of its services to be sufficiently rapid, reliable and cost-effective;

     - unwillingness of clients to outsource the obtaining of circuits;

     - inability to market its services effectively;

     - inability to expand its UTX facilities;

     - failure to successfully implement a network operations case;

     - inability to implement and maintain its UIX databases;

     - failure of the market for UTX services to grow; and

     - slow growth of the Internet.

     ICG Asia's results of operations, and accordingly, the price of its stock, may be adversely affected by the following factors:

     - inability to execute on its business model;

     - inability to attract and retain key personnel;

     - lack of development of the e-commerce market in Asia;

     - fluctuations in foreign currencies;

     - burden of complying with regulations and stock exchange rules; and

     - risks associated with the operation of a toy manufacturing business.

     Our assets as reflected in our balance sheet, dated December 31, 2000, were $3.3 billion, of which $416.6 million related to VerticalNet, Breakaway Solutions, eMerge Interactive, Onvia.com, Universal Access and ICG Asia. However, we believe that comparisons of the value of our holdings in partner companies to the value of our total assets are not meaningful because not all of our partner company ownership interests are marked to market in our balance sheet.

The success of our partner companies depends on the development of the B2B e-commerce market, which is uncertain.

     All of our partner companies rely on the Internet for the success of their businesses. The development of the e-commerce market is in its early stages. If widespread commercial use of the Internet does not develop, or if the Internet does not develop as an effective medium for providing products and services, our partner companies may not succeed.

Our long-term success depends on widespread market acceptance of B2B e-commerce.

     A number of factors could prevent widespread market acceptance of B2B e-commerce, including the following:

     - the unwillingness of businesses to shift from traditional processes to B2B e-commerce processes;

     - the network necessary for enabling substantial growth in usage of B2B e-commerce may not be adequately developed;

     - increased government regulation or taxation, which may adversely affect the viability of B2B e-commerce;

     - insufficient availability of telecommunication services or changes in telecommunication services which could result in slower response times for the users of B2B e-commerce; and

     - concern and adverse publicity about the security of B2B e-commerce transactions.

Our partner companies may fail if their competitors provide superior Internet-related offerings or continue to have greater resources than our partner companies have.

     Competition for Internet products and services is intense. As the market for B2B e-commerce grows, we expect that competition will intensify. Barriers to entry are minimal, and competitors can offer products and services at a relatively low cost. Our partner companies compete for a share of a customer's:

     - purchasing budget for services, materials and supplies with other online providers and traditional distribution channels;

     - dollars spent on consulting services with many established information systems and management consulting firms; and

     - advertising budget with online services and traditional off-line media, such as print and trade associations.

     In addition, some of our partner companies compete to attract and retain a critical mass of buyers and sellers. Many companies offer competitive solutions that compete with one or more of our partner companies. We expect that additional companies will offer competing solutions on a stand-alone or combined basis in the future. Furthermore, our partner companies' competitors may develop Internet products or services that are superior to, or have greater market acceptance than, the solutions offered by our partner companies. If our partner companies are unable to compete successfully against their competitors, our partner companies may fail.

     Many of our partner companies' competitors have greater brand recognition and greater financial, marketing and other resources than our partner companies. This may place our partner companies at a disadvantage in responding to their competitors' pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives.

Some of our partner companies may be unable to protect their proprietary rights and may infringe on the proprietary rights of others.

     Our partner companies are inventing new ways of doing business. In support of this innovation, they will develop proprietary techniques, trademarks, processes and software. Although we believe reasonable efforts will be taken to protect the rights to this intellectual property, the complexity of international trade secret, copyright, trademark and patent law, coupled with the limited resources of these young companies and the demands of quick delivery of products and services to market, create risk that their efforts will prove inadequate. Further, the nature of Internet business demands that considerable detail about their innovative processes and techniques be exposed to competitors, because it must be presented on the websites in order to attract clients. Some of our partner companies also license content from third parties and it is possible that they could become subject to infringement actions based upon the content licensed from those third parties. Our partner companies generally obtain representations as to the origin and ownership of such licensed content; however, this may not adequately protect them. Any claims against our partner companies' proprietary rights, with or without merit, could subject our partner companies to costly litigation and the diversion of their technical and management personnel. If our partner companies incur costly litigation and their personnel are not effectively deployed, the expenses and losses incurred by our partner companies will increase and their profits, if any, will decrease.

Our partner companies that publish or distribute content over the Internet may be subject to legal liability.

     Some of our partner companies may be subject to legal claims relating to the content on their websites, or the downloading and distribution of this content. Claims could involve matters such as defamation, invasion of privacy and copyright infringement. Providers of Internet products and services have been sued in the past, sometimes successfully, based on the content of material. In addition, some of the content provided by our partner companies on their websites is drawn from data compiled by other parties, including governmental and commercial sources. The data may have errors. If any of our partner companies' website content is improperly used or if any of our partner companies supply incorrect information, it could result in unexpected liability. Any of our partner companies that incur this type of unexpected liability may not have insurance to cover the claim or its insurance may not provide sufficient coverage. If our partner companies incur substantial cost because of this type of unexpected liability, the expenses incurred by our partner companies will increase and their profits, if any, will decrease.

Our partner companies' computer and communications systems may fail, which may discourage parties from using our partner companies' systems.

     Some of our partner companies' businesses depend on the efficient and uninterrupted operation of their computer and communications hardware systems. Any system interruptions that cause our partner companies' websites to be unavailable to Web browsers may reduce the attractiveness of our partner companies' Websites to third parties. If third parties are unwilling to use our partner companies' websites, our business, financial condition and operating results could be adversely affected. Interruptions could result from natural disasters as well as power loss, telecommunications failure and similar events.

Our partner companies' businesses may be disrupted if they are unable to upgrade their systems to meet increased demand.

     Capacity limits on some of our partner companies' technology, transaction processing systems and network hardware and software may be difficult to project and they may not be able to expand and upgrade their systems to meet increased use. As traffic on our partner companies' websites continues to increase, they must expand and upgrade their technology, transaction processing systems and network hardware and software. Our partner companies may be unable to accurately project the rate of increase in use of their websites. In addition, our partner companies may not be able to expand and upgrade their systems and network hardware and software capabilities to accommodate increased use of their websites. If our partner companies are unable to appropriately upgrade their systems and network hardware and software, the operations and processes of our partner companies may be disrupted.

Our partner companies may not be able to attract a loyal base of users to their websites.

     While content is important to all our partner companies' websites, our market partner companies are particularly dependent on content to attract users to their websites. Our success depends upon the ability of these partner companies to deliver compelling Internet content to their targeted users. If our partner companies are unable to develop Internet content that attracts a loyal user base, the revenues and profitability of our partner companies could be impaired. Internet users can freely navigate and instantly switch among a large number of websites. Many of these websites offer original content. Thus our partner companies may have difficulty distinguishing the content on their websites to attract a loyal base of users.

Our partner companies may be unable to acquire or maintain easily identifiable website addresses or prevent third parties from acquiring website addresses similar to theirs.

     Some of our partner companies hold various website addresses relating to their brands. These partner companies may not be able to prevent third parties from acquiring website addresses that are similar to their addresses, which could adversely affect the use by businesses of our partner companies' websites. In these instances, our partner companies may not grow as we expect. The acquisition and maintenance of website addresses generally is regulated by governmental agencies and their designees. The regulation of website addresses in the United States and in foreign countries is subject to change. As a result, our partner companies may not be able to acquire or maintain relevant website addresses in all countries where they conduct business. Furthermore, the relationship between regulations governing such addresses and laws protecting trademarks is unclear.

Some of our partner companies are dependent on barter transactions that do not generate cash revenue.

     Our partner companies often enter into barter transactions in which they provide advertising for other Internet-related companies in exchange for advertising for the partner company. In a barter transaction the partner company will reflect the sales of the advertising received as an expense and the value of the advertising provided, in an equal amount, as revenue. However, barter transactions also do not generate cash revenue, which may adversely affect the cash flows of some of our partner companies. Limited cash flows may adversely affect a partner company's abilities to expand its operations and satisfy its liabilities. During 2000, 1999 and 1998, revenue from barter transactions constituted a significant portion of some of our partner companies' revenue. Barter revenue may continue to represent a significant portion of their revenue in future periods.

Risks Relating to the Internet Industry

Concerns regarding security of transactions and transmitting confidential information over the Internet may have an adverse impact on our business.

     We believe that concern regarding the security of confidential information transmitted over the Internet prevents many potential customers from engaging in online transactions. If our partner companies that depend on these types of transactions do not add sufficient security features to their future product releases, our partner companies' products may not gain market acceptance or our partner companies may incur additional legal exposure.

     Despite the measures some of our partner companies have taken, their websites remain potentially vulnerable to physical or electronic break-ins, viruses or similar problems. If a person circumvents the security measures imposed by any one of our partner companies, he or she could misappropriate proprietary information or cause interruption in operations of the partner company. Security breaches that result in access to confidential information could damage the reputation of any one of our partner companies and expose the partner company affected to a risk of loss or liability. Some of our partner companies may be required to make significant investments and efforts to protect against or remedy security breaches. Additionally, as e-commerce becomes more widespread, our partner companies' customers will become more concerned about security. If our partner companies are unable to adequately address these concerns, they may be unable to sell their goods and services.

Rapid technological changes may prevent our partner companies from remaining current with their technical resources and maintaining competitive product and service offerings.

     The markets in which our partner companies operate are characterized by rapid technological change, frequent new product and service introductions and evolving industry standards. Significant technological changes could render their existing website technology or other products and services obsolete. The e-commerce market's growth and intense competition exacerbate these conditions. If our partner companies are unable to successfully respond to these developments or do not respond in a cost-effective way, our business, financial condition and operating results will be adversely affected. To be successful, our partner companies must adapt to their rapidly changing markets by continually improving the responsiveness, services and features of their products and services and by developing new features to meet the needs of their customers. Our success will depend, in part, on our partner companies' ability to license leading technologies useful in their businesses, enhance their existing products and services and develop new offerings and technology that address the needs of their customers. Our partner companies will also need to respond to technological advances and emerging industry standards in a cost-effective and timely manner.

Government regulations and legal uncertainties may place financial burdens on our business and the businesses of our partner companies.

     As of December 31, 2000, there were few laws or regulations, at either the state or federal level, directed specifically at e-commerce. Despite the scarcity of laws targeted at e-commerce, courts and administrative agencies have shown an increased willingness to apply traditional legal doctrines to cyberspace in areas including libel, wire fraud, copyright, trade secrets, unfair competition, consumer protection, monopolies, and unfair trade practices, creating an aura of uncertainty regarding the legality of certain widespread practices. It is possible that court decisions on issues such as deep-linking, protection of databases, and privacy rights may affect the valuation of our business and the businesses of our partner companies, call into question the viability of current business practices, and require the revision of certain business models.

     Because of the Internet's popularity and increasing use, as well as the sometimes imperfect fit of traditional legal doctrines to Internet-related issues, new laws and regulations may be adopted. These laws and regulations may cover issues such as the collection and use of data from website visitors and related privacy issues, spam, pricing, content, copyrights, online gambling, distribution and quality of goods and services. The enactment of any additional laws or regulations may impede the growth of the Internet and B2B e-commerce, which could decrease the revenue of our partner companies and place additional financial burdens on our business and the businesses of our partner companies.

     Laws and regulations directly applicable to e-commerce or Internet communications are becoming more prevalent. For example, the United States Congress recently enacted laws regarding online copyright infringement and the protection of information collected online from children. Although these and other laws may not have a direct adverse effect on our business or those of our partner companies, they add to the legal and regulatory uncertainty faced by B2B e-commerce companies.

     Importantly, the current moratorium on certain Internet taxes expires in October 2001, and there is some chance that it will not be extended. As a result, e-commerce businesses could be faced with an array of state and local taxes that could impede the growth prospects of our partner companies.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to equity price risks on the marketable portion of our equity securities. Our public holdings at December 31, 2000 include equity positions in companies in the Internet industry sector, including: Ariba, Inc., Excite@Home Corporation; Breakaway Solutions; eMerge Interactive; ICG Asia; Universal Access; Onvia.com; Lycos, Inc.; and VerticalNet, many of which have experienced significant historical volatility in their stock prices. A 20% adverse change in equity prices, based on a sensitivity analysis of our public holdings as of December 31, 2000, would result in an approximate $116.9 million decrease in the fair value of our public holdings. A significant portion of the value of the potential decrease in equity securities, or $33.0 million, $34.6 million and $36.7 million, consisted of our holdings in VerticalNet, Universal Access and ICG Asia, respectively.

     Although we typically do not attempt to reduce or eliminate our market exposure on these securities, particularly with respect to securities of our partner companies, we did enter into cashless collar agreements with respect to our holdings of Ariba's common stock. The collar arrangements limit our exposure to and benefits from price fluctuations in the underlying equity securities. The collar arrangements mature between 2002 and 2003. As of December 31, 2000, 1.47 million shares remain under these agreements. The combined value of the collars and the underlying hedged securities at December 31, 2000 was $164 million. We may enter into similar collar arrangements in the future; particularly with respect to available for sale securities, which do not constitute ownership interests in our partner companies.

     The carrying values of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and notes payable, approximate fair value because of the short maturity of these instruments. At December 31, 2000, the fair value of convertible subordinated notes is $141.1 million versus a carrying value of $566.3 million. The carrying value of other long-term debt approximates its fair value, as estimated by using discounted future cash flows based on our current incremental borrowing rates for similar types of borrowing arrangements.

     Availability under our credit facility is determined by the market value of the publicly traded and privately held securities pledged as collateral. Due to a significant decline in the market value of our collateral, our borrowing base as of March 29, 2001 was limited to $107.6 million less outstanding letters of credit of

$8.6 million. Additionally, we are exposed to interest rate risk primarily through our bank credit facility. At December 31, 2000, there were no borrowings outstanding.

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

                                                               PAGE
                                                              NUMBER
                                                              ------
Report of Independent Auditors of Internet Capital Group,
  Inc. .....................................................    49
Report of Independent Auditors of Onvia.com, Inc............    50
Report of Independent Accountants of Syncra Systems, Inc....    51
Report of Independent Auditors of ComputerJobs.com, Inc.....    52
Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................    53
Consolidated Statements of Operations for the years ended
  December 31, 2000, 1999 and 1998..........................    54
Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998..........................    55
Consolidated Statements of Stockholder's Equity for the
  years ended December 31, 2000, 1999, and 1998.............    56
Consolidated Statements of Comprehensive Income (loss) for
  the years ended December 31, 2000, 1999, and 1998.........    57
Notes to Consolidated Financial Statements..................    58

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Internet Capital Group, Inc.:

     We have audited the accompanying consolidated balance sheets of Internet Capital Group, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, cash flows, stockholders' equity and comprehensive income (loss) for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of a nonsubsidiary investee company (Onvia.com, Inc.) as of and for the year ended December 31, 1999. The Company's ownership interest and advances to this nonsubsidiary investee company at December 31, 1999 were $8,753,597 and its equity in net loss of the nonsubsidiary investee was $9,327,340. We also did not audit the financial statements of certain nonsubsidiary investee companies (ComputerJobs.com, Inc. and Syncra Systems, Inc.) for the year ended December 31, 1998, which Internet Capital Group, Inc. originally acquired an interest in during 1998. The Company's equity in net income (loss) of these nonsubsidiary investee companies was $3,876,148 for the year ended December 31, 1998. The financial statements of these nonsubsidiary investee companies were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these nonsubsidiary investee companies as of December 31, 1999 and for the years ended December 31, 1999 and 1998, is based solely on the reports of the other auditors.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Internet Capital Group, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

                                                           /s/ KPMG LLP

Philadelphia, Pennsylvania
February 21, 2001 except as to note 21, which is as of March 8, 2001

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders of
Onvia.com, Inc.
Seattle, Washington

     We have audited the consolidated balance sheet of Onvia.com, Inc. and subsidiary (the Company) as of December 31, 1999, and the related consolidated statement of operations, changes in stockholders' (deficit) equity, and cash flows for the year then ended (not presented separately herein). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington
February 4, 2000 (February 29, 2000, as to Note 13)

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Syncra Systems, Inc.:

     In our opinion, the balance sheet and the related statements of operations, of changes in redeemable preferred stock and stockholders' deficit and of cash flows present fairly, in all material respects, the financial position of Syncra Systems, Inc. (a development stage enterprise) at December 31, 1998 and the results of its operations and its cash flows for the period from inception (February 11, 1998) through December 31, 1998, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

                                                  /s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
April 29, 1999

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders of
ComputerJobs.com, Inc.

     We have audited the statements of income, changes in stockholders' equity (deficit) and cash flows of ComputerJobs.com, Inc. for the year ended December 31, 1998 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of ComputerJobs.com, Inc. for the year ended December 31, 1998 in conformity with accounting principles generally accepted in the United States.

                                                          /s/ Ernst & Young, LLP

Atlanta, Georgia
March 11, 1999, except Note 1 as to
which the date is April 1, 1999

                          INTERNET CAPITAL GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                 AS OF DECEMBER 31,
                                                              ------------------------
                                                                 2000          1999
                                                              ----------    ----------
                                                                (IN THOUSANDS EXCEPT
                                                                  PER SHARE DATA)
                                        ASSETS
Current Assets
     Cash and cash equivalents..............................  $  412,497    $1,343,459
     Short term investments.................................      30,575         3,359
     Accounts receivable, net...............................      26,305         1,207
     Prepaid expenses and other current assets..............      24,525         6,347
                                                              ----------    ----------
          Total current assets..............................     493,902     1,354,372
Fixed assets, net...........................................      51,509         4,015
Ownership interests in and advances to Partner Companies....   1,359,563       547,339
Available for sale securities...............................     197,887        46,767
Goodwill and other intangible assets, net...................   1,152,643        23,649
Deferred taxes..............................................      24,088        34,388
Other.......................................................      57,626        39,854
                                                              ----------    ----------
          Total Assets......................................  $3,337,218    $2,050,384
                                                              ==========    ==========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Current maturities of long term debt...................  $    3,316    $    3,000
     Accounts payable.......................................      28,157         6,750
     Accrued expenses.......................................      12,906         3,337
     Accrued compensation and benefits......................      31,081           868
     Notes payable to Partner Companies.....................      27,095        34,134
     Other..................................................      16,323           903
                                                              ----------    ----------
          Total current liabilities.........................     118,878        48,992
Long term debt..............................................         169         3,185
Other liabilities...........................................       2,426         4,255
Minority interest...........................................     376,693         7,481
Convertible subordinated notes..............................     566,250       566,250
                                                              ----------    ----------
                                                               1,064,416       630,163
Commitments and contingencies
Stockholders' Equity
     Preferred stock (see Note 11)..........................  $       --    $       --
     Common stock, $.001 par value; 2,000,000 shares
      authorized 281,594 (2000) and 263,579 (1999) issued
      and outstanding.......................................         282           264
     Additional paid in capital.............................   3,088,788     1,513,615
     Accumulated deficit....................................    (686,452)      (26,539)
     Unamortized deferred compensation......................     (10,707)      (11,846)
  Notes receivable -- stockholders..........................     (52,053)      (79,790)
  Accumulated other comprehensive income (loss).............     (67,056)       24,517
                                                              ----------    ----------
          Total stockholders' equity........................   2,272,802     1,420,221
                                                              ----------    ----------
            Total Liabilities and Stockholders' Equity......  $3,337,218    $2,050,384
                                                              ==========    ==========

                See notes to consolidated financial statements.

                          INTERNET CAPITAL GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     YEAR ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                 2000          1999         1998
                                                              -----------   ----------   ----------
                                                              (IN THOUSANDS EXCEPT PER SHARE DATA)
Revenue.....................................................   $  42,935     $ 16,536     $  3,135
Operating expenses
  Cost of revenue...........................................      27,333        8,156        4,643
  Selling, general and administrative.......................     243,161       39,907       14,968
  Stock-based compensation..................................      25,747        5,699          253
  Impairment related and other..............................     160,844           --           --
  Amortization of goodwill and other intangibles............     254,530        3,318          293
  Research and development expenses.........................      75,902           --           --
                                                               ---------     --------     --------
  Total operating expenses..................................     787,517       57,080       20,157
                                                               ---------     --------     --------
                                                                (744,582)     (40,544)     (17,022)
Other income, net...........................................     627,227       67,384       30,483
Interest income.............................................      51,379        9,631        1,306
Interest expense............................................     (42,982)      (3,897)        (381)
                                                               ---------     --------     --------
Income (loss) before income taxes, minority interest and
  equity loss...............................................    (108,958)      32,574       14,386
Income taxes................................................     327,255       23,722           --
Minority interest...........................................      95,546        6,026        5,382
Equity loss -- share of partner company losses..............    (516,690)     (72,251)      (5,237)
Equity loss -- goodwill amortization........................    (299,298)     (19,848)        (632)
Equity loss -- impairment related...........................    (157,768)          --           --
                                                               ---------     --------     --------
Net income (loss)...........................................   $(659,913)    $(29,777)    $ 13,899
                                                               =========     ========     ========
Net income (loss) per share
  Basic.....................................................   $   (2.40)    $  (0.15)    $   0.12
                                                               =========     ========     ========
  Diluted...................................................   $   (2.40)    $  (0.15)    $   0.12
                                                               =========     ========     ========
Weighed Average Shares Outstanding
  Basic.....................................................     275,044      201,851      112,205
                                                               =========     ========     ========
  Diluted...................................................     275,044      201,851      112,299
                                                               =========     ========     ========
Pro forma Information (Unaudited) (Note 2)
  Pro forma net income (loss)
  Pretax income (loss)......................................                 $(53,499)    $ 13,899
  Pro forma income taxes....................................                   16,050       (5,143)
                                                                             --------     --------
Pro forma net income (loss).................................                 $(37,449)    $  8,756
                                                                             ========     ========
Pro forma net income (loss) per share
  Basic.....................................................                 $  (0.19)    $   0.08
                                                                             ========     ========
  Diluted...................................................                 $  (0.19)    $   0.08
                                                                             ========     ========
Pro forma weighted average shares outstanding
  Basic.....................................................                  201,851      112,205
                                                                             ========     ========
  Diluted...................................................                  201,851      112,299
                                                                             ========     ========

                See notes to consolidated financial statements.

                          INTERNET CAPITAL GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31,
                                                            -----------------------------------
                                                               2000          1999        1998
                                                            -----------   ----------   --------
                                                                      (IN THOUSANDS)
Operating Activities
Net Income (Loss).........................................  $  (659,913)  $  (29,777)  $ 13,899
Adjustments to reconcile net income (loss) to cash used in
  operating activities
  Depreciation and amortization...........................      261,934       12,742      1,135
  Impairment related and other............................      160,844           --         --
  Purchased in process research and development...........       11,470           --         --
  Stock-based compensation................................       25,747           --         --
  Deferred taxes..........................................     (327,255)     (23,722)        --
  Equity loss.............................................      973,756       92,099      5,869
  Other income............................................     (627,227)     (67,636)   (30,483)
  Minority interest.......................................      (95,546)      (6,026)    (5,382)
Changes in assets and liabilities, net of effect of
  acquisitions:
  Accounts receivable, net................................      (25,098)      (4,278)    (1,183)
  Prepaid expenses and other assets.......................      (21,699)     (28,603)    (1,347)
  Accounts payable........................................       21,407        7,194        620
  Accrued expenses........................................       24,896        6,700      1,415
  Deferred revenue........................................          206          (49)     1,250
  Other liabilities.......................................        2,682           --         --
                                                            -----------   ----------   --------
Cash used in operating activities.........................     (273,796)     (41,356)   (14,207)
Investing Activities
  Capital expenditures....................................      (51,937)      (7,120)      (545)
  Proceeds from sales of available for sale securities....      179,606        2,496     36,431
  Proceeds from sales of Partner Company ownership
     interests............................................       35,310        3,506        300
  Advances to Partner Companies, net......................      (45,523)      (9,679)   (12,779)
  Repayment of advances to Partner Companies..............       11,305        4,581        677
  Acquisitions of ownership interests in Partner
     Companies, net.......................................     (923,069)    (329,161)   (35,822)
  Other acquisitions, net.................................          600       (9,732)    (1,858)
  Other advances..........................................           --      (12,850)        --
  Purchase of short-term investments, net.................      (27,216)      (3,359)        --
  Reduction in cash due to deconsolidation of Partner
     Companies............................................       (2,580)     (13,393)        --
                                                            -----------   ----------   --------
  Cash used in investing activities.......................     (823,504)    (374,711)   (13,596)
Financing Activities
  Issuance of common stock, net...........................        7,206    1,077,405     38,205
  Repayments of long term debt and capital lease
     obligations..........................................      (10,013)        (448)      (322)
  Line of credit borrowings...............................          653       25,000      2,000
  Line of credit repayments...............................          (77)     (25,281)    (2,500)
  Proceeds from convertible note offering.................        4,664      656,250         --
  Distribution to former LLC members......................           --      (10,676)        --
  Repayment of advances and loans to employees............       13,588           --         --
  Advances and loans to employees.........................           --       (8,765)        --
  Treasury stock purchase by subsidiary...................           --       (4,469)        --
  Issuance of stock by subsidiary.........................      150,317       23,669     11,293
                                                            -----------   ----------   --------
Cash provided by financing activities.....................      166,338    1,732,685     48,676
                                                            -----------   ----------   --------
Net increase (decrease) in Cash and Cash Equivalents......     (930,962)   1,316,618     20,873
Cash and Cash Equivalents at the beginning of period......    1,343,459       26,841      5,968
                                                            -----------   ----------   --------
Cash and Cash Equivalents at the end of period............  $   412,497   $1,343,459   $ 26,841
                                                            ===========   ==========   ========

                See notes to consolidated financial statements.

                          INTERNET CAPITAL GROUP, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                               RETAINED
                                               COMMON STOCK     ADDITIONAL     EARNINGS     UNAMORTIZED       NOTES
                                             ----------------    PAID-IN     (ACCUMULATED     DEFERRED      RECEIVABLE
                                             SHARES    AMOUNT    CAPITAL       DEFICIT)     COMPENSATION   STOCKHOLDERS
                                             -------   ------   ----------   ------------   ------------   ------------
                                                                           (IN THOUSANDS)
BALANCE AS OF DECEMBER 31, 1997............   93,567    $ 94    $   36,097    $  (8,642)      $   (915)      $     --
Issuance of common stock, net..............   38,520      38        38,167           --             --             --
Issuance of stock options to
 non-employees.............................       --      --           668           --           (668)            --
Net unrealized appreciation in
 available-for-sale securities.............       --      --            --           --             --             --
Amortization of deferred compensation......       --      --            --           --            253             --
Net income.................................       --      --            --       13,899             --             --
                                             -------    ----    ----------    ---------       --------       --------
BALANCE AS OF DECEMBER 31, 1998............  132,087     132        74,932        5,257         (1,330)            --
Issuance of common stock, net..............   78,258      78     1,072,494           --             --             --
Issuance of common stock and income tax
 benefit upon exercise of options..........   35,992      36        90,512           --             --        (81,148)
Stockholder loans principal payments.......       --      --            --           --             --          1,358
Issuance of common stock for
 acquisitions..............................    1,887       2       172,001           --             --             --
Issuance of common stock and waiving of
 accrued interest upon conversion of
 convertible notes.........................   15,000      15        91,070           --             --             --
Issuance of common stock upon exercise of
 Warrants..................................      784       1         3,968           --             --             --
Issuance of warrants in connection with
 line of credit............................       --      --         1,030           --             --             --
Issuance of stock options to employees
 below estimated fair value on date of
 grant.....................................       --      --        12,731           --        (12,731)            --
Amortization of deferred compensation......       --      --            --           --          5,699             --
Issuance of stock options to
 non-employees.............................       --      --         3,691           --         (3,691)            --
Foreign currency adjustment................       --      --            --           --             --             --
Net unrealized appreciation in
 available-for-sale securities.............       --      --            --           --             --             --
LLC termination (Note 2)...................       --      --        (8,657)       8,657             --             --
Distribution to former LLC members.........       --      --            --      (10,676)            --             --
Other......................................     (429)     --          (157)          --            207             --
Net loss...................................       --      --            --      (29,777)            --             --
                                             -------    ----    ----------    ---------       --------       --------
BALANCE AS OF DECEMBER 31, 1999............  263,579     264     1,513,615      (26,539)       (11,846)       (79,790)
Issuance of common stock and income tax
 benefit upon exercise of options..........      340      --         6,365           --             --             --
Stockholder loans principal payments.......       --      --            --           --             --         13,588
Issuance of common stock for
 acquisitions..............................   22,585      23     1,556,142           --             --             --
Issuance of common stock upon exercise of
 warrants..................................      834       1           840           --             --             --
Amortization of deferred compensation......       --      --            --           --          7,104             --
Issuance of stock options to
 non-employees.............................       --      --         6,698           --         (6,698)            --
Repurchase of common stock from
 employees.................................   (5,744)     (6)      (14,876)          --            733         14,149
Compensation charge in connection with the
 acceleration of vesting...................       --      --        12,034           --             --             --
Impact of issuance of common stock by a
 subsidiary or equity method Partner
 Company, net..............................       --      --         7,912           --             --             --
Foreign currency adjustment................       --      --            --           --             --             --
Net unrealized (depreciation) in
 available-for-sale securities.............       --      --            --           --             --             --
Other......................................       --      --            58           --             --             --
Net loss...................................       --      --            --     (659,913)            --             --
                                             -------    ----    ----------    ---------       --------       --------
BALANCE AS OF DECEMBER 31, 2000............  281,594    $282    $3,088,788    $(686,452)      $(10,707)      $(52,053)
                                             =======    ====    ==========    =========       ========       ========

                                              ACCUMULATED
                                                 OTHER
                                             COMPREHENSIVE
                                                INCOME
                                                (LOSS)         TOTAL
                                             -------------   ----------
                                                   (IN THOUSANDS)
BALANCE AS OF DECEMBER 31, 1997............    $     --      $   26,634
Issuance of common stock, net..............          --          38,205
Issuance of stock options to
 non-employees.............................          --              --
Net unrealized appreciation in
 available-for-sale securities.............       1,733           1,733
Amortization of deferred compensation......          --             253
Net income.................................          --          13,899
                                               --------      ----------
BALANCE AS OF DECEMBER 31, 1998............       1,733          80,724
Issuance of common stock, net..............          --       1,072,572
Issuance of common stock and income tax
 benefit upon exercise of options..........          --           9,400
Stockholder loans principal payments.......          --           1,358
Issuance of common stock for
 acquisitions..............................          --         172,003
Issuance of common stock and waiving of
 accrued interest upon conversion of
 convertible notes.........................          --          91,085
Issuance of common stock upon exercise of
 Warrants..................................          --           3,969
Issuance of warrants in connection with
 line of credit............................          --           1,030
Issuance of stock options to employees
 below estimated fair value on date of
 grant.....................................          --              --
Amortization of deferred compensation......          --           5,699
Issuance of stock options to
 non-employees.............................          --              --
Foreign currency adjustment................          (1)             (1)
Net unrealized appreciation in
 available-for-sale securities.............      22,785          22,785
LLC termination (Note 2)...................          --              --
Distribution to former LLC members.........          --         (10,676)
Other......................................          --              50
Net loss...................................          --         (29,777)
                                               --------      ----------
BALANCE AS OF DECEMBER 31, 1999............      24,517       1,420,221
Issuance of common stock and income tax
 benefit upon exercise of options..........          --           6,365
Stockholder loans principal payments.......          --          13,588
Issuance of common stock for
 acquisitions..............................          --       1,556,165
Issuance of common stock upon exercise of
 warrants..................................          --             841
Amortization of deferred compensation......          --           7,104
Issuance of stock options to
 non-employees.............................          --              --
Repurchase of common stock from
 employees.................................          --              --
Compensation charge in connection with the
 acceleration of vesting...................          --          12,034
Impact of issuance of common stock by a
 subsidiary or equity method Partner
 Company, net..............................          --           7,912
Foreign currency adjustment................         293             293
Net unrealized (depreciation) in
 available-for-sale securities.............     (91,866)        (91,866)
Other......................................          --              58
Net loss...................................          --        (659,913)
                                               --------      ----------
BALANCE AS OF DECEMBER 31, 2000............    $(67,056)     $2,272,802
                                               ========      ==========

                See notes to consolidated financial statements.

                          INTERNET CAPITAL GROUP, INC.

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000        1999      1998
                                                              ---------   --------   -------
                                                                      (IN THOUSANDS)
Net Income (Loss)...........................................  $(659,913)  $(29,777)  $13,899
                                                              ---------   --------   -------
Other Comprehensive Income (Loss) Before Tax
  Unrealized holding gains (losses) in available-for-sale
     securities.............................................   (188,868)    38,039     1,733
  Foreign currency translation adjustment...................      1,058         (1)       --
  Reclassification adjustments..............................     44,250     (2,051)       --
Taxes Related to Comprehensive Income (Loss)
  Unrealized holding gains in available-for-sale
     securities.............................................     69,019    (13,920)       --
  Reclassification adjustments..............................    (17,032)       717        --
                                                              ---------   --------   -------
Other Comprehensive Income (loss)...........................    (91,573)    22,784     1,733
                                                              ---------   --------   -------
Comprehensive Income (Loss).................................  $(751,486)  $ (6,993)  $15,632
                                                              =========   ========   =======

                See notes to consolidated financial statements.

                          INTERNET CAPITAL GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

  Description of the Company

     Internet Capital Group, Inc. (the "Company") was formed on March 4, 1996. The Company is an Internet holding company actively engaged in business-to-business, or B2B, e-commerce through a network of companies. The Company defines e-commerce as conducting or facilitating business transactions over the Internet. As of December 31, 2000, the Company owned interests in 79 companies engaged in e-commerce, which the Company calls its "Partner Companies". The Company's goal is to build companies that can obtain number one or two positions in their respective markets and deliver the software and services to help businesses increase efficiencies and cost savings. The Company's operating strategy is to build and develop its Partner Companies by providing the companies with a collaborative network that leverages its collective knowledge and resources.

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

     The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries Internet Capital Group Operations, Inc. (the "Operations Company") for the year ended December 31, 1999 and the Operations Company, 1999 Internet Capital L.P., ICG Holdings, Inc., 1999 Internet Capital Group (Europe), Ltd. and ICG Japan, K.K. for the year ended December 31, 2000. The consolidated financial statements also include the following majority owned subsidiaries for the periods indicated, each of which was consolidated since the date the Company acquired majority control (collectively, the "Consolidated Subsidiaries"):

               YEAR ENDED DECEMBER 31, 2000

CyberCrop.com                 iParts
Delphion                      Mesania
eMarket Capital               MROLink
Emptoris                      OnMedica
eu-Supply                     PaperExchange.com
ICG Asia                      RightWorks
ICG Commerce                  StarCite
               YEAR ENDED DECEMBER 31, 1999

Animated Images               ICG Commerce
CyberCrop.com                 iParts
EmployeeLife.com
               YEAR ENDED DECEMBER 31, 1998

VerticalNet

     During the three months ended June 30, 2000 the Company's ownership in EmployeeLife.com dropped below 50%. Additionally, the consolidated financial statements for the year ended December 31, 2000 reflect

                          INTERNET CAPITAL GROUP, INC.

1. SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

AssetTRADE's results of operations and cash flows as a consolidated company during the six months ended September 30, 2000 and Animated Images results of operations and cash flows as a consolidated company for the period January 1, 2000 to December 28, 2000. These periods represent the time the company acquired and retained majority-voting control. The Company has accounted for its ownership in EmployeeLife.com and AssetTRADE as equity method investments since the date the Company's ownership dropped below 50%. The consolidated financial statements for the year ended December 31, 1999 reflect Breakaway Solutions' results of operations and cash flows as a consolidated company from the date of acquisition through September 1999, when the Company's ownership dropped below 50%. The consolidated financial statements for the year ended December 31, 1999, reflect VerticalNet accounted for under the equity method of accounting due to the decrease in the Company's ownership interest to below 50% in February 1999 as a result of VerticalNet's initial public offering.

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

     In 1999, the Company acquired a controlling majority interest in Breakaway Solutions for $17.2 million and in Animated Images, CyberCrop.com, EmployeeLife.com, ICG Commerce and iParts for $29.8 million in the aggregate. In 2000, the Company acquired a controlling interest in RightWorks for cash and common stock valued at $776.0 million, in PaperExchange.com for common stock valued at $165.8 million, and in AssetTRADE, Delphion, Emptoris, eu-Supply, eMarket Capital, Industrial America (now "MROLink"), ICG Asia, Mesania, OnMedica and StarCite for cash and 1,746,042 shares of the Company's common stock valued at $47.5 million in the aggregate. Breakaway Solutions' operations have historically consisted primarily of implementation of customer relational management systems and custom integration to other related applications. In 1999, Breakaway Solutions expanded to provide service offerings in custom web development and application hosting both through internal expansion and acquisitions. Animated Images' operations include software development and consulting services. Emptoris develops procurement management systems and provides consulting services to power e-market places. ICG Commerce provides strategic sourcing consulting and online internet purchasing. RightWorks provides internet based software for powering B2B digital marketplaces. PaperExchange.com operates an e-business marketplace for the pulp and paper industry. The other consolidated subsidiaries are development stage companies that have generated negligible revenue since their inception.

                          INTERNET CAPITAL GROUP, INC.

1. SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

     The Company's direct and indirect voting interest in CyberCrop.com, Delphion, eMarket Capital, Emptoris, eu-Supply, ICG Asia, ICG Commerce, iParts, Mesania, MROLink, OnMedica, PaperExchange.com, RightWorks and StarCite at December 31, 2000 was 78.3%, 32.9%, 54.2%, 62.2%, 50.6%, 54.4%, 53.9%, 66.5%,
56.2%, 52.3%, 76.2%, 82.9%, 90.3%, and 50% respectively. Delphion is accounted for as a consolidated Partner Company based on the Company's representation on Delphion's Board of Directors.

     Equity Method. Partner Companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to a Partner Company depends on an evaluation of several factors including, among others, representation on the Partner Company's Board of Directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the Partner Company, including voting rights associated with the Company's holdings in common, preferred and other convertible instruments in the Partner Company. Under the equity method of accounting, a Partner Company's accounts are not reflected within the Company's Consolidated Statements of Operations; however, the Company's share of the earnings or losses of the Partner Company is reflected in the caption "Equity income (loss)" in the Consolidated Statements of Operations.

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

  Impairment Charges

     The Company continually evaluates the carrying value of its ownership interests in and advances to each of its Partner Companies for possible impairment based on achievement of business plan objectives and milestones, the value of each ownership interest in the Partner Company relative to carrying value, the financial condition and prospects of the Partner Company, and other relevant factors. The business plan objectives and milestones the Company considers include, among others, those related to financial performance such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature such as obtaining key business partnerships or the hiring of key employees. The fair value of the Company's ownership interests in and advances to privately held Partner Companies is generally determined based on the value at which independent third parties have invested or have committed to invest in the Partner Companies.

                          INTERNET CAPITAL GROUP, INC.

1. SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

     The Company operates in an industry that is rapidly evolving and extremely competitive. Recently, many Internet based businesses, including some with B2B business models, have experienced difficulty in raising additional capital necessary to fund operating losses and continued investments that their management teams believe are necessary to sustain operations. Valuations of public companies operating in the Internet B2B e-commerce sector have declined significantly during 2000. In the first quarter of 2000 the Company announced several significant acquisitions that were financed principally with shares of the Company's stock and, based on the price of the Company's stock at that time were valued in excess of $1 billion. Based on the Company's periodic review of our Partner Company holdings, including those valued in the first quarter, as of December 31, 2000, an impairment charge of $348.6 million was recorded to write off certain Partner Company holdings. $134.9 million of this charge related to the Company's consolidated subsidiaries, primarily PaperExchange.com and is reported within "Impairment related and other" in the Company's Consolidated Statement of Operations (see footnote 18). The remaining impairment charges relate to equity method and cost method companies. Charges associated with equity method companies are reported as part of the Company's equity losses (see footnote 4). Charges related to cost method companies are reported in "Other income (expense), net" (see footnote 17).

  Revenue Recognition

     During 2000, 1999 and 1998 the Company's revenues were primarily attributable to Breakaway Solutions, Animated Images, ICG Commerce, Emptoris, PaperExchange.com, RightWorks and VerticalNet for the periods each of these Partner Companies was accounted for under the consolidation method.

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

     PaperExchange.com operates an e-business marketplace for the pulp and paper industry. PaperExchange.com acts as a principal or as an agent under agreements with certain suppliers. The majority of PaperExchange.com revenue is the result of arrangements where PaperExchange.com acts as a principle, takes ownership and bears the risk of loss. To date an insignificant amount of revenues has been generated from amounts for which PaperExchange.com acts as an agent. Revenues are recognized when products are shipped.

     Animated Images', ICG Commerce's and Breakaway Solutions' revenues are generally recorded as services are rendered.

     All of the Company's 1998 revenue was attributable to VerticalNet. VerticalNet's revenue is derived principally from advertising contracts. The advertising contracts generally do not extend beyond one year. Advertising revenue is recognized ratably over the period of the advertising contract.

  Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain amounts recorded to reflect the Company's share of losses of Partner Companies accounted for under

                          INTERNET CAPITAL GROUP, INC.

1. SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

the equity method are based on unaudited results of operations of those Partner Companies and may require adjustments in the future when audits of these entities are made final.

     It is reasonably possible that the Company's accounting estimates with respect to the useful life and ultimate recoverability of our carrying basis including goodwill in Partner Companies could change in the near term and that the effect of such changes on the financial statements could be material. At year end, the recorded amount of carrying basis including goodwill is not impaired, although there can be no assurance that the Company's future results will confirm this assessment, that a significant write-down or write-off of Partner Company carrying basis including goodwill will not be required in the future, or that a significant loss will not be recorded in the future upon the sale of a partner company.

  Cash and Cash Equivalents

     The Company considers all highly liquid instruments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Cash and cash equivalents at December 31, 2000 and 1999 are invested principally in money market accounts and commercial paper.

  Available-for-Sale Securities

     Available-for-sale securities are reported at fair value, based on quoted market prices, with the net unrealized gain or loss reported as a component of "Accumulated other comprehensive income (loss)" in stockholders' equity.

     Unrealized gains or losses related to available-for-sale securities are recorded net of deferred taxes subsequent to February 2, 1999, the date the Company converted from an LLC to a corporation.

  Short-term Investments

     Short-term investments are debt securities maturing in less than one year and are carried at amortized cost, which approximates fair value.

  Financial Instruments

     Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at cost which approximates fair value due to the short-term maturity of these instruments. The Company's interests in public Partner Companies accounted for under the equity method of accounting had a fair value of $377.0 million and $2.6 billion as of December 31, 2000 and December 31, 1999, respectively, compared to a carrying value of $288.4 million and $42.6 million respectively. Available-for-sale securities are carried at fair value. Long-term debt is carried at cost which approximates current market rates. The Company's convertible subordinated notes had a fair value of $141.1 and $835.2 million as of December 31, 2000 and 1999, respectively, versus a carrying value of $566.3 million.

  Derivative Financial Instruments

     The Company selectively uses derivative financial instruments, including cashless collar agreements ("Collars") to manage its exposure to fluctuations in certain of its investments in publicly held equity securities. The Company has recorded these Collars at their estimated fair market value, with unrealized gains and losses resulting from changes in fair value recorded as a component of "Accumulated other comprehensive income (loss)". Unrealized gains and losses as a result of these instruments are recognized in the consolidated statement of operations when the underlying hedged item is extinguished or otherwise termi-

                          INTERNET CAPITAL GROUP, INC.

1. SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

nated. The Company does not hold or issue any derivative financial instruments for trading purposes and is not a party to leveraged instruments.

     The credit risks associated with the Company's derivative financial instruments are controlled through the evaluation and monitoring of the creditworthiness of the counter parties. Although the Company may be exposed to losses in the event of nonperformance by the counter parties, the Company does not expect such losses, if any, to be significant.

     In March 2000, the Company entered into cashless collar agreements (the "Equity Collars") to hedge its holdings of Ariba, Inc. ("Ariba") accounted for at fair value. The Equity Collars limit the Company's exposure to and benefits from price fluctuations in the underlying equity securities. The Equity Collars mature between 2001 and 2003. As the Company accounts for the Equity Collars as a hedge, changes in the value of the Equity Collars are substantially offset by changes in the value of the underlying investment securities. Each of these changes are marked-to-market through accumulated other comprehensive income
(loss) in the Company's Consolidated Balance Sheets.

  Research and Development

     Research and development costs are charged to expense as incurred.

  Intangibles

     Goodwill, the excess of cost over net assets of businesses acquired, and other intangible assets are amortized on a straight-line basis generally over three to five years. Goodwill and other intangible assets at December 31, 2000 of $1.2 billion, net of accumulated amortization of $254.5 million, is attributable to the Company's acquisitions of ownership interests in CyberCrop.com ($2.1 million), Delphion ($8.1 million), eMarket Capital ($1.5 million), Emptoris ($28.1 million), eu-Supply ($7.4 million), ICG Asia ($7.9 million), ICG Commerce ($19.2 million), iParts ($0.1 million), MROLink ($1.0 million), Mesania ($3.1 million), OnMedica ($14.5 million), PaperExchange.com ($25.1 million), RightWorks ($823.4 million) and StarCite ($1.5 million); acquisitions of businesses completed by consolidated Partner Companies ($58.3 million); and consolidated Partner Companies' other intangible assets ($151.3 million).

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

                          INTERNET CAPITAL GROUP, INC.

1. SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

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

  Foreign Currency Translation

     The functional currency for the Company's foreign subsidiaries is the local currency of the country in which it operates. Assets and liabilities are translated using the exchange rate at the balance sheet date. Revenue, expenses, gains and losses are translated at the average exchange rate in the month those elements are recognized. Translation adjustments, which have not been material to date, are included in other comprehensive income (loss).

  Stock Based Compensation

     As permitted by Statement of Financial Accounting Standards No. 123 (SFAS
123), "Accounting for Stock Based Compensation", the Company measures compensation cost in accordance with Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, no accounting recognition is given to stock options issued to employees that are granted at fair market value until they are exercised. Stock options issued to non-employees are recorded at fair value at the date of grant. Fair value is determined using the Black-Scholes method and the expense is amortized over the vesting period. Upon exercise, net proceeds, including tax benefits realized, are credited to equity.

  Comprehensive Income (Loss)

     The Company reports and displays comprehensive income (loss) and its components in the Consolidated Statements of Comprehensive Income (Loss). Comprehensive income (loss) is the change in equity of a business enterprise during a period from non-owner sources. Excluding net income (loss), the Company's sources of comprehensive income (loss) are from net unrealized appreciation on its available-for-sale securities and foreign currency translation adjustments; such translation adjustments have been negligible through December 31, 1999. Reclassification adjustments result from the recognition in net income of gains or losses that were included in comprehensive income (loss) in prior periods.

  Reclassifications

     Certain prior year amounts have been reclassified to conform with the current year presentation. The impact of these changes is not material and did not affect net income (loss).

                          INTERNET CAPITAL GROUP, INC.

1. SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

  Recent Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. The accounting for changes in fair value of a derivative will depend on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding the derivative. The Company will adopt SFAS 133 in the quarter ending March 31, 2001 and will record its derivatives on January 1, 2001 at fair value. In addition, any increase or decrease from historical cost basis of its derivatives on that date will be recorded as a cumulative effect of a change in accounting principle in the quarter ending March 31, 2001. The derivatives will be revalued each quarter and the change in value of the derivatives will be included in the consolidated statements of operations. Under current accounting principles, the change in value of these instruments is not recorded. The Company does not expect the adoption of other recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flows.

     In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. The Company adopted SAB No. 101 in the quarter ended December 31, 2000. The adoption of the SAB did not materially affect the Company's results of operations, financial position or cash flows.

     In October 1999, the Chief Accountant of the Securities and Exchange Commission requested that the Financial Accounting Standards Board Emerging Issues Task Force, or the EITF, address a number of accounting and financial reporting issues that the Securities and Exchange Commission believes has developed with respect to Internet business. The Securities and Exchange Commission identified twenty issues for which they believed some form of standard setting or guidance may be appropriate either because (i) there appeared to be diversity in practice of (ii) the issues are not specifically addressed in current accounting literature or (iii) the Securities and Exchange Commission staff is concerned that developing practice may be inappropriate under generally accepted accounting principles. Many of the issues identified by the Securities and Exchange Commission, including those which address barter and revenue recognition, are potentially applicable to the Company and its Partner Companies. Although the Company believes its historical accounting policies and practices conform with generally accepted accounting principles, there can be no assurance that final consensus reached by the EITF on the Internet issues referred to above, or other actions by standard setting bodies, will not result in changes to the Company's historical accounting policies and principles or to the manner in which certain transactions are presented and disclosed in its consolidated financial statements.

2. PRO FORMA INFORMATION (UNAUDITED)

     On February 2, 1999, the Company converted from an LLC to a C corporation. The Company became subject to corporate federal and state income taxes concurrent with the conversion to a C corporation. The accompanying Consolidated Statements of Operations for the years ended December 31, 1999 and 1998 include pro forma information with respect to income taxes, net income (loss) and net income (loss) per share assuming the Company had been taxed as a C corporation since January 1, 1998. The unaudited pro forma information provided does not necessarily reflect the income taxes, net income (loss) and net income (loss) per share that would have occurred had the Company been taxed as a C Corporation since January 1, 1998.

                          INTERNET CAPITAL GROUP, INC.

2. PRO FORMA INFORMATION (UNAUDITED) -- (CONTINUED)

  Pro Forma Income Taxes

     The Company's 1999 and 1998 pro forma effective tax rates of 30% and 37%, respectively, differed from the federal statutory rate of 35% principally due to non-deductible permanent differences.

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

3. NET INCOME (LOSS) PER SHARE

     The calculations of Net Income (Loss) per Share were:

                                                              YEAR ENDED DECEMBER 31,
                                                       -------------------------------------
                                                          2000          1999         1998
                                                       -----------   ----------   ----------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Basic
  Net income (loss)..................................   $(659,913)    $(29,777)    $ 13,899
                                                        ---------     --------     --------
  Average common shares outstanding..................     275,044      201,851      112,205
                                                        =========     ========     ========
     Basic...........................................   $   (2.40)    $  (0.15)    $   0.12
                                                        =========     ========     ========
Diluted
  Net income (loss)..................................   $(659,913)    $(29,777)    $ 13,899
                                                        ---------     --------     --------
  Average common shares outstanding..................     275,044      201,851      112,205
  Effect of dilutive securities......................          --           --           94
                                                        ---------     --------     --------
  Average common shares outstanding assuming
     dilution........................................     275,044      201,851      112,299
                                                        =========     ========     ========
     Diluted.........................................   $   (2.40)    $  (0.15)    $   0.12
                                                        =========     ========     ========

     The following options and warrants were not included in the computation of diluted EPS as their effect would have been anti-dilutive: options to purchase 29,164,621 and 5,173,000 shares of common stock at average prices of $32.61 and $23.74, respectively, outstanding as of December 31, 2000 and 1999; warrants to purchase 1,475,775 and 2,215,717 shares of common stock at $6.00, outstanding as of December 31, 2000 and 1999, respectively; convertible subordinated notes convertible into 4,443,267 shares of common stock outstanding as of December 31, 2000 and 1999; and an option to convert a Note Payable into 1,049,426 shares of common stock outstanding as of December 31, 1999.

4. OWNERSHIP INTERESTS IN AND ADVANCES TO PARTNER COMPANIES

     The following summarizes the Company's ownership interests in and advances to Partner Companies accounted for under the equity and cost methods of accounting. The ownership interests are classified

                          INTERNET CAPITAL GROUP, INC.

4. OWNERSHIP INTERESTS IN AND ADVANCES TO PARTNER COMPANIES -- (CONTINUED) according to applicable accounting methods at the respective dates presented. Cost basis represents the Company's original acquisition cost less any impairment charges recognized for such companies to date.

                                      AS OF DECEMBER 31, 2000           AS OF DECEMBER 31, 1999
                                    ---------------------------       ---------------------------
                                    CARRYING VALUE   COST BASIS       CARRYING VALUE   COST BASIS
                                    --------------   ----------       --------------   ----------
                                                           (IN THOUSANDS)
Equity Method.....................    $1,231,769     $1,710,361          $491,977       $578,922
Cost Method.......................       127,794        140,389            55,362         55,362
                                      ----------     ----------          --------       --------
                                      $1,359,563     $1,850,750          $547,339       $634,284
                                      ==========     ==========          ========       ========

     At December 31, 2000, the Company's carrying value in its Partner Companies accounted for under the equity method exceeded its share of the underlying equity in the net assets of such companies by $691.7 million. This excess relates to ownership interests acquired through December 31, 2000 and is generally being amortized over a three-year period. Amortization expense of $299.3 million and $19.8 million is included in "Equity loss -- goodwill amortization" in the accompanying Consolidated Statements of Operations for the years ended December 31, 2000 and 1999, respectively.

     During the fourth quarter of 2000, the Company determined that there was an other than temporary decline in the fair value of MetalSite and recorded an impairment charge of $112.7 million. MetalSite, which was acquired in December of 1999, provides an emarketplace for the distribution of raw materials primarily in the metals market. MetalSite was acquired for 852,631 shares of the Company's common stock valued at $150 million and cash of $30 million and is accounted for as an equity method investment. MetalSite has not been able to meet its business objectives and has depleted its remaining cash reserves.

     The Company adjusted its carrying value in an equity method company in the third quarter, which was subsequently sold in the fourth quarter resulting in an impairment charge of $20.3 million. During the first quarter of 2001 the board of directors of two equity method partner companies voted to terminate operations resulting in an impairment charge of $12.3 million in the fourth quarter of 2000. One of the Company's equity method companies filed for bankruptcy subsequent to year-end resulting in an impairment charge of $3.6 million in the fourth quarter of 2000. In addition the Company recorded impairment charges of $8.7 million for three equity method companies during 2000 based on an other than temporary decline in fair value.

     The Company has concluded that the carrying value of these partner companies was permanently impaired based on not achieving business plan objectives and milestones and the fair value of the partner companies relative to their carrying values. The impairment charges of these equity method companies have been included in the Company's statement of operations as "Equity loss-impairment related" for the year ended December 31, 2000. Impairment charges related to cost method companies are included in other income (See footnote 17).

     As of December 31, 2000, the Company had $98.2 million in advances to Partner Companies which mature on various dates through 2005 and bear interest rates between 5.25% and 35% and are convertible into the Partner Companies' equity.

     The following unaudited summarized financial information for Partner Companies accounted for under the equity method of accounting at December 31, 2000 and 1999 has been compiled from the financial statements of the respective Partner Companies.

                          INTERNET CAPITAL GROUP, INC.

4. OWNERSHIP INTERESTS IN AND ADVANCES TO PARTNER COMPANIES -- (CONTINUED)

  Balance Sheets

                                                               AS OF DECEMBER 31,
                                                              ---------------------
                                                                 2000        1999
                                                              ----------   --------
                                                                 (IN THOUSANDS)
Current assets..............................................  $1,058,070   $494,745
Non-current assets..........................................   1,310,433    329,133
                                                              ----------   --------
     Total assets...........................................  $2,368,503   $823,878
                                                              ==========   ========
Current liabilities.........................................  $  486,055   $149,799
Non-current liabilities.....................................     227,386    268,197
Stockholders' equity........................................   1,655,062    405,882
                                                              ----------   --------
     Total liabilities and stockholders' equity.............  $2,368,503   $823,878
                                                              ==========   ========

  Results of Operations

                                                         YEAR ENDED DECEMBER 31,
                                                    ----------------------------------
                                                       2000         1999        1998
                                                    -----------   ---------   --------
                                                              (IN THOUSANDS)
Revenue...........................................  $ 1,149,270   $ 192,759   $ 21,496
Net loss..........................................  $(1,536,238)  $(254,027)  $(14,969)

5. FIXED ASSETS

     Fixed assets consist of the following:

                                                              AS OF DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              ---------   -------
                                                                (IN THOUSANDS)
Computer equipment and software, office equipment and
  furniture.................................................  $ 58,435    $2,855
Construction in progress....................................       324     1,483
Leasehold improvements......................................     7,517       354
                                                              --------    ------
                                                                66,276     4,692
Less: accumulated depreciation and amortization.............   (14,767)     (677)
                                                              --------    ------
                                                              $ 51,509    $4,015
                                                              ========    ======

6. AVAILABLE-FOR-SALE SECURITIES

     At December 31, 2000 and 1999 all available-for-sale securities represent the Company's holdings in publicly traded cost method Partner Companies, marketable equity securities and related cashless collar

                          INTERNET CAPITAL GROUP, INC.

6. AVAILABLE-FOR-SALE SECURITIES -- (CONTINUED)

agreements. The cost, unrealized holding gains/(losses), and fair value of available-for-sale securities at December 31, 2000 and 1999 were as follows:

                                                                         UNREALIZED
                                                                          HOLDING
                                                                           GAINS/
                    AT DECEMBER 31, 2000                        COST      (LOSSES)    FAIR VALUE
                    --------------------                      --------   ----------   ----------
                                                                        (IN THOUSANDS)
Ariba common stock..........................................  $235,309   $ (71,323)    $163,986
Onvia common stock..........................................    45,613     (31,113)      14,500
Other equity securities.....................................    28,452      (9,051)      19,401
                                                              --------   ---------     --------
                                                              $309,374   $(111,487)    $197,887
                                                              ========   =========     ========

                                                                       UNREALIZED
                                                                        HOLDING
                                                                         GAINS/
                    AT DECEMBER 31, 1999                       COST     (LOSSES)    FAIR VALUE
                    --------------------                      ------   ----------   ----------
                                                                       (IN THOUSANDS)
US Interactive common stock.................................  $  811    $20,732      $21,543
i2 Technologies common stock................................   4,442     15,077       19,519
Other equity securities.....................................   3,792      1,913        5,705
                                                              ------    -------      -------
                                                              $9,045    $37,722      $46,767
                                                              ======    =======      =======

     The fair value of the Company's holdings in Ariba includes the fair value of cashless collar agreements which was $85.3 million at December 31, 2000.

7. DEBTS AND NOTES PAYABLE TO PARTNER COMPANIES

  Convertible Subordinated Notes

     In May 1999, the Company issued $90 million of convertible subordinated notes, which converted to 14,999,732 shares of the Company's common stock upon the completion of the Company's initial public offering in August 1999. The notes bore interest at an annual rate of 4.99% during the first year and at the prime rate for the remaining two years. In connection with the conversion of these notes, all accrued interest was waived and reclassed to additional paid-in-capital and the company issued 3,000,000 warrants to purchase the Company's common stock at $6 per share (the IPO price) through May 2002, which, if exercised, will increase additional paid-in capital upon exercise. The warrants may also be exercised by a cashless exercise or net issue, whereby a portion of the warrants are forfeited based upon an average fair market price in place of cash. During 1999, 661,434 and 122,849 shares of the Company's common stock were issued in connection with cash and net issue warrant exercises, respectively.

     In December 1999, the Company issued $566.3 million of convertible subordinated notes. The notes bear interest at an annual rate of 5.5% and mature in December 2004. The notes are convertible at the option of the holder, at any time on or before maturity into shares of the Company's common stock at a conversion price of $127.44 per share, which is equal to a conversion rate of
7.8468 shares per $1,000 principal of notes. Additionally, the notes may be redeemed by the Company if the Company's closing stock price exceeds 150% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days. The conversion rate is subject to adjustment. The Company recorded interest expense of $31.7 million relating to these notes during the year ended December 31, 2000 with interest payments due semi annually through December 21, 2004. Issuance costs of $18.3 million were recorded in other assets and are being amortized as interest expense over the term of the notes using the effective interest method.

                          INTERNET CAPITAL GROUP, INC.

7. DEBTS AND NOTES PAYABLE TO PARTNER COMPANIES -- (CONTINUED)

  Credit Facilities

     In March 2000, the Company's revolving bank credit facility was amended to, among other things, increase the Company's credit facility to provide for borrowings up to $250 million, including the issuance of letters of credit up to $125 million. The agreement includes a $125 million 364-day secured line of credit (the secured line of credit expired on March 27, 2001) and a $125 million two-year secured revolving credit facility. Prior to this amendment, the credit facility was structured as a $50 million term revolving credit facility bearing interest at the Company's option at prime or LIBOR plus 2.5%.

     The revolving facility is subject to a .375% unused commitment fee, bears interest, at the Company's option at LIBOR plus 2.0% or the lenders' Base Rate (the lenders' Base Rate being the greater of (i) the prime rate or (ii) the Federal Funds Rate plus .5%) and is secured by substantially all of the Company's assets (including the Company's holdings in its domestic Partner Companies). Borrowing availability under the facility is based on the fair market value of the Company's holdings of U.S. publicly traded Partner Companies and the value, as defined in the facility, of the Company's private Partner Companies. The credit facility contains certain financial covenants which include restrictions on, among other things, dispositions, certain other indebtedness and payment of dividends and similar distributions. At December 31, 2000, based on the provisions of the borrowing base, $146.7 million of the borrowing base was available less outstanding letters of credit of $6.0 million.

  Long-Term Debt

     The Company's long-term debt of $3.5 million relates to its Consolidated Partner Companies, is non-recourse to the Company, and primarily consists of secured notes due to stockholders and outside lenders of ICG Commerce and RightWorks and capital lease commitments.

  Notes Payable to Partner Companies

     Notes payable to Partner Companies of $27.1 million at December 31, 2000 consists of a non-interest bearing note to eCredit due in two installments of $5 million and $10 million on January 2, 2001, and April 2, 2001, respectively, and a $12.1 million non-interest bearing funding obligation to VerticalNet Europe which was extinguished subsequent to year end.

8. ACQUISITIONS

     In May 2000, the Company acquired a 50.2% interest in Harbour Ring International Holdings Limited, a listed company on the Hong Kong Stock Exchange which was renamed ICG Asia Ltd., for $116.5 million in cash. ICG Asia will be the Company's platform for acquiring and building market maker and internet infrastructure companies in the Asia region. While there is no immediate plan for disposal, it is the intention of ICG Asia to dispose of two subsidiaries of ICG Asia that operate unrelated businesses. Due to its intention to dispose of these businesses as well as certain contractual arrangements which result in a lack of effective control and substantial restrictions on management with regard to the unrelated businesses, ICG Asia does not consolidate these businesses for financial reporting purposes.

     In June 2000, the Company acquired a 62% interest in RightWorks for 5,892,048 shares of the Company's common stock valued at $754 million and $22 million in cash. RightWorks is a provider of B2B exchange software which offers an extensive range of capabilities to market makers.

     In September 2000, the Company increased its interest in PaperExchange.com, from approximately 20% to approximately 83% for 4,864,221 shares of the Company's common stock valued at $165.8 million. PaperExchange.com provides an online marketplace for the purchase and distribution of pulp and paper

                          INTERNET CAPITAL GROUP, INC.

8. ACQUISITIONS -- (CONTINUED)

products. In October and November 2000, the Company provided follow-on funding to PaperExchange.com totaling $13 million in cash in exchange for convertible promissory notes bearing 12% interest per annum due April 11, 2001. Subsequent to the acquisition of PaperExchange.com the Company determined that it would not be able to recover its investment and recorded an impairment charge of $128.2 million as of December 31, 2000 (see footnote 18).

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

                                             RIGHTWORKS       ICG ASIA       PAPEREXCHANGE.COM
                                             ----------       --------       -----------------
                                                              (IN THOUSANDS)
Developed technology.......................   $ 22,010        $    --            $ 22,100
Deferred tax liabilities...................    265,480             --               4,975
Other assets (liabilities), net............      2,620         14,552               1,142
Working capital............................     19,829         92,072                (160)
Other identifiable intangible assets.......     16,120             --              19,400
Goodwill...................................    969,413          9,876             128,270
In-process research and development........     11,470             --                  --

     Purchased in-process research and development (IPR&D) represents the value assigned to research and development projects of RightWorks, which were not complete at the acquisition date and had no alternative future use. In accordance with SFAS No. 2, "Accounting for Research and Development Costs," and FASB interpretation No. 4 "Applicability of SFAS No. 2 to Business Combinations Accounted For By The Purchase Method," amounts assigned to IPR&D meeting the above stated criteria must be charged to expense as part of the allocation of purchase price of a business combination. The IPR&D was valued using the income approach, which includes an analysis of the markets, cash flows, risks associated with achieving such cash flows, fair returns on all identifiable assets and consideration of the stage of completion of such projects. The IPR&D charge, which had no associated tax benefit, was classified as an operating expense on the Company's consolidated statement of operations.

     In June 2000 the Company acquired a 39% interest in eCredit for 4,655,558 shares of the Company's common stock valued at $424.7 million. eCredit provides real-time credit, financing and related services to e-businesses over an Internet-based platform, which connects businesses to financing partners and information sources at the point of sale. The Company also obtained a warrant to purchase an additional 1.6 million shares of eCredit, from time to time at any time from the effective date of a qualified initial public offering, as defined in the warrant agreement, or a change in control for a period of four years. In September 2000, the Company increased its interest in eCredit to approximately 40% for 25,303 shares of the Company's common stock valued at $0.6 million. In December 2000, the Company increased its interest in eCredit to approximately 42% for $10 million in cash and $15 million in a non-interest bearing note payable to eCredit due in two installments of $5 million and $10 million on January 2, 2001 and April 2, 2001, respectively. eCredit has been accounted for using the equity method of accounting.

     In December 1999, the Company acquired a 44% interest in MetalSite for 852,631 shares of the company's common stock valued at $150.2 million and $30 million in cash. MetalSite provides an emarketplace for the distribution of raw materials primarily in the metals market. During 2000, the Company determined that it would not be able to recover its investment and recorded an impairment charge of $112.7 million (see footnote 4).

                          INTERNET CAPITAL GROUP, INC.

8. ACQUISITIONS -- (CONTINUED)

     In addition to the above transactions, the Company paid $1.1 billion in cash and notes in the aggregate to acquire interests in or make advances to new and existing Partner Companies during the year ended December 31, 2000. These companies included: Agribuys, Animated Images, Arbinet, AssetTRADE, Autovia, Blackbird, Blackboard, Breakaway Solutions, buy.co.uk, BuyMedia, Cargobiz.com, CentriMed, ClearCommerce, Collabria, CommerceQuest, Commerx, ComputerJobs.com, CourtLink, CreditTrade, CyberCrop.com, Delphion, Deja.com, eCatalogs, E-Chemicals, eColony, eMarket Capital, eMarketWorld, eMetra, EmployeeLife.com, Emptoris, Entegrity Solutions, Eumedix.com, eu-Supply, FOL Networks, FreeBorders, Fuelspot.com, GoIndustry, ICG Commerce, Internet Commerce Systems, Mesania, Industrial America, InfoMart, Internet Healthcare, Investor Force, iSky, LinkShare, Jamcracker, Logistics.com, MetalSite, NationStreet, NetVendor, OnMedica, Onvia.com, PrintMountain, RetailExchange.com, SageMaker, ServiceSoft, Simplexis, Sourceree, StarCite, Surgency, Syncra Systems, TALPX, TeamOn.com, Texyard, Tibersoft, traffic.com, United Messaging, Universal Access, USgift.com, VerticalNet Europe and Vivant! During the year ended December 31, 2000, the Company also acquired interests in new and existing partner companies in exchange for 5,467,688 shares of the Company's common stock and a commitment to issue 1.8 million shares of our common stock totaling an aggregate value of $220.4 million. These companies included: AssetTRADE, Breakaway Solutions, BuyMedia, CommerceQuest, ComputerJobs.com, E-Chemicals, eCredit, Emptoris and OnMedica.

     Presented below is unaudited selected pro forma financial information for the years ended 2000 and 1999 as if the acquired Partner Companies accounted for under the consolidation method and the individually significant Partner Companies accounted for under the equity method were included in the financial statements for the entire periods presented. The unaudited selected financial information may not be indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of the period presented and is not intended to be a projection of future results.

                                                               YEAR ENDED DECEMBER 31,
                                                         ------------------------------------
                                                             2000                    1999
                                                         ------------            ------------
                                                         (IN THOUSANDS EXCEPT PER SHARE DATA)
Revenue................................................   $  71,962               $  17,265
Net loss...............................................   $(826,470)              $(368,256)
Net Loss per share
  Basic................................................   $   (2.91)              $   (1.67)
  Diluted..............................................   $   (2.91)              $   (1.67)

9. SEGMENT INFORMATION

     The Company's reportable segments, using the "management approach" under SFAS 131, "Disclosures About Segments of a Business Enterprise and Related Information," consist of Partner Company Operations and General ICG Operations. Partner Company Operations represents the Company's Consolidated Partner Companies and the Company's share of losses for Partner Companies accounted for under the equity method. General ICG Operations represents the expenses of providing strategic and operational support to the Partner Companies, as well as the related administrative costs. General ICG Operations also includes the effect of transactions and other events incidental to the Company's general operations and the Company's ownership interests in and advances to Partner Companies. The Company's and Partner Companies' operations were conducted principally in the United States of America during all periods presented. In the three months ended March 31, 2000, we acquired ICG Asia. In addition we have begun to acquire Partner Companies in Japan and Europe. To date the operations of ICG Asia and the companies acquired in Japan and Europe have not been material to our financial statements.

                          INTERNET CAPITAL GROUP, INC.

9. SEGMENT INFORMATION -- (CONTINUED)
     The following summarizes the unaudited information related to the Company's segments. All significant intersegment activity has been eliminated. Assets are owned or allocated assets used by each operating segment.

                                                                 YEAR ENDED DECEMBER 31,
                                                            ----------------------------------
                                                               2000         1999        1998
                                                            -----------   ---------   --------
                                                                      (IN THOUSANDS)
PARTNER COMPANY OPERATIONS
  Revenue.................................................  $    42,935   $  16,536   $  3,135
                                                            -----------   ---------   --------
Operating expenses
  Cost of revenue.........................................       27,333       8,156      4,643
  Selling, general and administrative.....................      164,433      22,217     11,455
  Research and development................................       53,354          --         --
  Stock-based compensation................................       18,643          --        253
  Amortization of goodwill and other intangibles..........      254,530       3,318        293
  Impairment related and other............................      134,925          --         --
                                                            -----------   ---------   --------
     Total operating expenses.............................      653,218      33,691     16,644
                                                            -----------   ---------   --------
                                                               (610,283)    (17,155)   (13,509)
Other income (expense), net...............................          271        (258)        --
Interest income...........................................       13,902         243        212
Interest expense..........................................       (3,944)       (175)      (297)
                                                            -----------   ---------   --------
Loss before income taxes, minority interest and equity
  loss....................................................     (600,054)    (17,345)   (13,594)
Income taxes..............................................        8,938          --         --
Minority interest.........................................       95,546       6,026      5,382
Equity loss -- share of partner company losses............     (516,690)    (72,251)    (5,237)
Equity loss -- goodwill amortization......................     (299,298)    (19,848)      (632)
Equity loss -- impairment related.........................     (157,768)         --         --
                                                            -----------   ---------   --------
Loss from Partner Company Operations......................  $(1,469,326)  $(103,418)  $(14,081)
                                                            ===========   =========   ========
GENERAL ICG OPERATIONS
  General and administrative..............................  $    78,728   $  17,690   $  3,513
  Research and development................................       22,548          --         --
  Stock-based compensation................................        7,104       5,699         --
  Impairment and other....................................       25,919          --         --
                                                            -----------   ---------   --------
                                                               (134,299)    (23,389)    (3,513)
Other income, net.........................................      626,956      67,642     30,483
Interest income...........................................       37,477       9,388      1,094
Interest expense..........................................      (39,038)     (3,722)       (84)
                                                            -----------   ---------   --------
Income from General ICG Operations before income taxes....      491,096      49,919     27,980
     Income taxes.........................................      318,317      23,722         --
                                                            -----------   ---------   --------
     Income from General ICG Operations...................  $   809,413   $  73,641   $ 27,980
                                                            ===========   =========   ========

                          INTERNET CAPITAL GROUP, INC.

9. SEGMENT INFORMATION -- (CONTINUED)

                                                                     AS OF DECEMBER 31,
                                                              ---------------------------------
                                                                 2000         1999       1998
                                                              ----------   ----------   -------
                                                                       (IN THOUSANDS)
                                            ASSETS
PARTNER COMPANY OPERATIONS
Cash, cash equivalents and short term investments...........  $  283,062   $   20,258   $ 5,663
Carrying value of equity method Partner Companies...........   1,231,769      491,977    21,311
Goodwill and other intangible assets........................   1,152,617       23,649     2,452
Other.......................................................     123,435        1,168     4,228
                                                              ----------   ----------   -------
                                                               2,790,883      537,052    33,654
GENERAL ICG OPERATIONS
Cash, cash equivalents and short term investments...........     160,010    1,326,560    21,178
Carrying value of cost method Partner Companies.............     127,794       55,362    38,181
Available-for-sale securities...............................     187,851       46,767        --
Other.......................................................      70,680       84,643     3,772
                                                              ----------   ----------   -------
                                                                 546,335    1,513,332    63,131
                                                              ----------   ----------   -------
                                                              $3,337,218   $2,050,384   $96,785
                                                              ==========   ==========   =======

     Included in available for sale securities at December 31, 2000 is $14.5 million relating to our ownership interest in Onvia.com.

10. PARENT COMPANY FINANCIAL INFORMATION

     Parent company financial information is provided to present the financial position and results of operations of the Company as if the Partner Companies accounted for under the consolidation method of accounting were accounted for under the equity method of accounting for all applicable periods presented. The Company's share of the consolidated Partner Companies' losses is included in "Equity income (loss)" in the Parent Company Statements of Operations for all periods presented based on the Company's ownership percentage in each period. The carrying value of the consolidated companies as of December 31, 2000, 1999 and 1998 is included in "Ownership interests in and advances to Partner Companies" in the Parent Company Balance Sheets.

                          INTERNET CAPITAL GROUP, INC.

10. PARENT COMPANY FINANCIAL INFORMATION -- (CONTINUED)

  Parent Company Balance Sheets

                                                     AS OF DECEMBER 31,
                                              ---------------------------------
                                                 2000         1999       1998
                                              ----------   ----------   -------
                                                       (IN THOUSANDS)
Assets
  Current assets............................  $  175,226   $1,332,803   $21,597
  Ownership interests in and advances to
     Partner Companies......................   2,634,614      571,706    59,492
  Other.....................................      80,371      125,166     3,354
                                              ----------   ----------   -------
          Total assets......................  $2,890,211   $2,029,675   $84,443
                                              ==========   ==========   =======
Liabilities and stockholders' equity
  Current liabilities.......................  $   51,435   $   43,204   $ 2,082
  Non-current liabilities...................     565,974      566,250     1,637
  Stockholders' equity......................   2,272,802    1,420,221    80,724
                                              ----------   ----------   -------
          Total liabilities and
            stockholders' equity............  $2,890,211   $2,029,675   $84,443
                                              ==========   ==========   =======

  Parent Company Statements of Operations

                                                 YEAR ENDED DECEMBER 31,
                                            ----------------------------------
                                               2000         1999        1998
                                            -----------   ---------   --------
                                                      (IN THOUSANDS)
Revenue...................................  $        --   $      --   $     --
  Operating expenses
  General and administrative..............       78,728      17,690      3,260
  Stock-based compensation................        7,104       5,699        253
  Impairment related and other............       25,919          --         --
  Research and development................       22,548          --         --
                                            -----------   ---------   --------
Total operating expenses..................      134,299      23,389      3,513
                                            -----------   ---------   --------
                                               (134,299)    (23,389)    (3,513)
  Other income, net.......................      626,956      67,642     30,483
     Interest income, net.................       (1,561)      5,666      1,010
                                            -----------   ---------   --------
Income before income taxes and equity
  loss....................................      491,096      49,919     27,980
     Income taxes.........................      318,317      23,722         --
  Equity loss.............................   (1,469,326)   (103,418)   (14,081)
                                            -----------   ---------   --------
       Net income (loss)..................  $  (659,913)  $ (29,777)  $ 13,899
                                            ===========   =========   ========

                          INTERNET CAPITAL GROUP, INC.

10. PARENT COMPANY FINANCIAL INFORMATION -- (CONTINUED)

  Parent Company Statements of Cash Flows

                                                                  YEAR ENDED DECEMBER 31,
                                                            -----------------------------------
                                                               2000          1999        1998
                                                            -----------   ----------   --------
                                                                      (IN THOUSANDS)
OPERATING ACTIVITIES
Net income (loss).........................................  $  (659,913)  $  (29,777)  $ 13,899
Adjustments to reconcile net income (loss) to net cash
  used in operating activities
  Gain included in other income...........................           --      (67,636)   (32,552)
  Depreciation and amortization...........................        2,442          859         45
  Impairment related and other............................       25,919           --         --
  Purchased in process research and development...........       11,470           --         --
  Stock-based compensation................................        7,104        5,699        253
  Equity loss.............................................    1,469,326      103,418     16,150
  Other income............................................     (626,956)          --         --
  Deferred taxes..........................................     (318,317)     (23,722)        --
Change in assets and liabilities, net of effect of
  acquisitions:
  Accounts receivable, net................................       (1,561)          --       (125)
  Prepaid expenses and other assets.......................      (10,534)     (23,382)      (262)
  Accounts payable........................................          102        5,344         39
  Accrued expenses........................................       10,653        3,844         12
  Deferred revenue........................................          100           --         --
  Other liabilities.......................................          180           --         --
                                                            -----------   ----------   --------
     Net cash used in operating activities................      (89,985)     (25,353)    (2,541)
                                                            -----------   ----------   --------
INVESTING ACTIVITIES
  Capital expenditures....................................      (11,463)      (3,558)       (61)
  Proceeds from sales of available-for-sale securities....      179,606        2,496     36,431
  Proceeds from sales of ownership interests in and
     advances to Partner Companies........................       35,310        3,506        300
  Advances to Partner Companies...........................      (65,093)     (10,079)   (12,224)
  Repayment of advances to Partner Companies..............       11,305        4,581        677
  Acquisitions of ownership interests in Partner
     Companies, net.......................................   (1,247,024)    (368,159)   (44,822)
  Other advances..........................................           --      (12,850)        --
  Purchase of short-term investments, net.................      (10,057)          --         --
                                                            -----------   ----------   --------
     Net cash used in investing activities................   (1,107,416)    (384,063)   (19,699)
                                                            -----------   ----------   --------
FINANCING ACTIVITIES
  Issuance of common stock, net...........................        7,206    1,077,405     38,205
  Proceeds from convertible subordinated notes............           --      656,250         --
  Line of credit borrowings...............................           --       25,000         --
  Line of credit repayment................................           --      (25,000)        --
  Distribution of former LLC member.......................           --      (10,676)        --
  Advances to employees...................................           --       (8,181)        --
  Repayment of loans from employees.......................       13,588           --         --
                                                            -----------   ----------   --------
     Net cash provided by financing activities............       20,794    1,714,798     38,205
                                                            -----------   ----------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......   (1,176,607)   1,305,382     15,965
Cash and cash equivalents at beginning at period..........    1,326,560       21,178      5,213
                                                            -----------   ----------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD................  $   149,953   $1,326,560   $ 21,178
                                                            ===========   ==========   ========

                          INTERNET CAPITAL GROUP, INC.

11. STOCKHOLDERS' EQUITY

     During 2000, the Company increased its authorized capital stock to 2,000,000,000 shares of common stock, par value $.001 per share. The holders of common stock are entitled to one vote per share and are entitled to dividends as declared.

     Dividends may be restricted by the inability to liquidate ownership interests in Partner Companies to fund cash dividends and may be subject to the preferential rights of the holders of the Company's preferred stock, if any. No cash dividends have been declared to date and may not be declared for the foreseeable future. As of December 31, 2000, the Company's bank line of credit agreement precludes dividends.

     The Company may establish one or more classes or series of preferred stock. The holders of the preferred stock may be entitled to preferences over common stock or shareholders with respect to dividends, liquidation, dissolution, or winding up of the Company, as established by the Company's Board of Directors. At December 31, 2000, 10,000,000 shares of preferred stock were authorized; no shares have been issued.

     Certain stockholders were granted registration rights and piggyback rights which were effective after completion of the Company's public offering in August 1999.

     Stockholders' equity contributions are recorded when received. The Company issued 31,980,000 shares of common stock for net proceeds of $32 million in 1999. These shares had been subscribed at December 31, 1998.

  Stockholder Rights Plan

     During 2000 the Company enacted a stockholder rights plan. Under the stockholder rights plan, preferred stock purchase rights were distributed as a dividend at the rate of one right for each share of Common Stock outstanding as of the close of business on December 6, 2000. Each right entitles the holder to purchase from the Company one ten-thousandth of a share of Series A Junior Participating Preferred Stock of the Company at an exercise price of $100 per right. The rights attached to the Company's Common Stock are not currently exercisable. The rights become exercisable and will separate from the Common Stock (1) ten calendar days after a person or group acquires, or announces the intent to acquire, beneficial ownership of 15% or more of the Company's Common Stock, or (2) ten business days (or a later date following such announcement if determined by the Board of Directors of the Company in accordance with the plan) after the announcement of a tender offer or an exchange offer to acquire 15% or more of the Company's outstanding Common Stock.

     The rights are redeemable for $.0001 per right at the option of the Company's Board of Directors at any time prior to the close of business on the tenth business day after the announcement of a stock acquisition event described above. If not redeemed, the rights will expire on November 22, 2010. Prior to the date upon which the rights would become exercisable under the plan, the Company's outstanding stock certificates will represent both the shares of Common Stock and the rights, and the rights will trade only with the shares of common stock.

     Generally, if the rights become exercisable, then each stockholder, other than the acquirer, is entitled to purchase, for the purchase price, that number of shares of Common Stock that, at the time of the transaction, will have a market value of three times the exercise price of the rights. In addition, if, after the rights become exercisable, the Company is acquired in a merger or other business combination, or 50% or more of its assets or earning power are sold, each right will entitle the holder to purchase, at the exercise price of the rights, that number of shares of common stock of the acquiring company that, at the time of the transaction, will have a market value of three times the exercise price of the rights.

                          INTERNET CAPITAL GROUP, INC.

11. STOCKHOLDERS' EQUITY -- (CONTINUED)

  Common Stock Issued for Acquisitions

     During 2000 and 1999, the Company issued 21,534,668 and 852,631 shares of common stock for acquisitions of Partner Companies. During 2000 and 1999, the Company also issued 1,049,426 and 1,033,908 shares of common stock pursuant to the exercise of an option agreement issued in conjunction with the acquisition of a Partner Company in 1999. These transactions resulted in recording increases to additional paid-in capital of $1.6 billion and $172 million, respectively. See footnote 8, Acquisitions.

  Issuance of Common Stock Under Equity Compensation Plans

     In April through July 1999 the Company's Board of Directors authorized the acceptance of full recourse promissory notes totaling $79.8 million from its employees and a director as consideration for exercising all or a portion of their vested and unvested stock options issued under the 1999 Equity Compensation Plan (a total of 35,991,500 shares of common stock were issued in connection with these exercises). As of December 31, 2000 $52.0 million in notes receivable from employees is recorded as a reduction of Stockholders' Equity to offset the increase in additional paid-in capital. The Company has the right, but not the obligation, to repurchase unvested shares under certain circumstances. The exercise of unvested options by the employees and director and the acceptance of promissory notes by the Company was in accordance with the terms of the Company's equity compensation plans and related option agreements. The Company's Board of Directors also approved loaning employees the funds, under the terms of full recourse promissory notes, to pay the income taxes that become due in connection with the option exercises.

     During 2000, the Company exercised its rights to repurchase 5,744,308 shares at cost upon the termination of certain of its employees. In conjunction with these terminations, the Company accelerated the vesting of certain shares resulting in a compensation charge of $12.0 million, which has been recorded as an adjustment to additional paid-in capital.

     During 2000, the Company recorded unearned compensation expense of $6.7 million in connection with the grant of stock options, at fair value, to non-employees, under the 1999 Equity Compensation Plan. During 1999 and 1998, the Company recorded aggregate unearned compensation expense of $17.1 million in connection with the grant of stock options to non-employees and the grant of stock options to employees, under the 1999 Equity Compensation Plan, where it was determined that the exercise prices was less than the deemed fair value on the respective dates of grant. Amortization expense relating to this deferred compensation was $7.1 million and $5.7 million, respectively in 2000 and 1999.

  Secondary Offering

     In December 1999, the Company completed its secondary offering of common stock and convertible subordinated notes (Note 7). The Company sold 6,900,000 shares of its common stock at $108.00 per share. Just prior to and concurrent with the secondary offering, the Company completed private placements of 609,533 shares and 648,147 shares of its common stock at $82.02 and $108.00 per share, respectively. Net proceeds to the Company from these transactions aggregated $831.0 million (net of underwriters' commission and offering expenses of $34.2 million).

  Initial Public Offering

     In August 1999, the Company completed its initial public offering ("IPO") of 30,620,000 shares of its common stock at $6.00 per share. Concurrently, the Company completed a private placement of 7,500,000 shares of its common stock at $6.00 per share. Net proceeds to the Company from these transactions aggregated $209.5 million (net of underwriters' commission and offering expenses of $19.2 million).

                          INTERNET CAPITAL GROUP, INC.

11. STOCKHOLDERS' EQUITY -- (CONTINUED)

  Tax Distribution

     In March 1999 the Company made a distribution of $10.7 million to former LLC members in accordance with the LLC agreements to satisfy the members' tax liabilities.

12. STOCK OPTION PLANS

     Incentive or non-qualified stock options may be granted to Company employees, directors and consultants under the Membership Profit Interest Plan ("MPI") or the 1999 Equity Compensation Plan ("1999 Plan") (together the "Plans"). Generally, the options vest over a four to five year period and expire eight to ten years after the date of grant. At December 31, 2000, the Company reserved 230,333 and 478,199 shares of common stock under the 1999 Plan and MPI Plan, respectively, for possible future issuance. Most Partner Companies also maintain their own stock option plans.

     The following table summarizes the activity of the Company's stock option plans:

                                                                   WEIGHTED AVERAGE
                                                             ----------------------------
                                                               SHARES      EXERCISE PRICE
                                                             -----------   --------------
Outstanding at January 1, 1998                                   188,000       $ 0.50
Options granted                                               12,144,000         1.00
Options canceled/forfeited                                       (94,000)       (0.50)
                                                             -----------
Outstanding at December 31, 1998                              12,238,000         1.00
Options granted                                               28,995,500         6.82
Options exercised                                            (35,991,500)        2.26
Options canceled/forfeited                                       (69,000)       (2.44)
                                                             -----------
Outstanding at December 31, 1999                               5,173,000        23.74
Options granted                                               30,535,111        39.63
Options exercised                                               (340,087)        3.04
Options canceled/forfeited                                    (6,185,636)       61.34
                                                             -----------
Outstanding at December 31, 2000                              29,182,388       $32.66
                                                             ===========

     At December 31, 2000, 1999 and 1998 there were 27,401,748, 4,688,000 and
12,238,000 options exercisable at $32.76, $24.62 and $1.00 per share under the plans, respectively.

     The following table summarizes information about stock options outstanding at December 31:

                                   WEIGHTED                    WEIGHTED                    WEIGHTED
                                    AVERAGE                     AVERAGE                     AVERAGE
                                   REMAINING                   REMAINING                   REMAINING
                      NUMBER      CONTRACTUAL     NUMBER      CONTRACTUAL     NUMBER      CONTRACTUAL
                    OUTSTANDING    LIFE (IN     OUTSTANDING    LIFE (IN     OUTSTANDING    LIFE (IN
   EXERCISE PRICE     AT 2000       YEARS)        AT 1999       YEARS)        AT 1998       YEARS)
  ----------------  -----------   -----------   -----------   -----------   -----------   -----------
  $ 0.50 - $  5.00   7,581,412        8.7        3,353,000        9.2       12,238,000       10.0
  $ 5.01 - $ 15.00   7,864,200        9.3            4,000        9.6               --      --
  $15.01 - $ 50.00   6,781,144        8.0           20,000        9.8               --      --
  $50.01 - $110.50   6,955,632        9.7        1,796,000        9.9               --      --
                    ----------                   ---------                  ----------
                    29,182,388                   5,173,000                  12,238,000

     Included in the 2000 option grants are 188,750 stock options to non-employees. The fair value of these options of $6.7 million was recorded as deferred compensation in 2000 and is being amortized over the vesting period. The fair value of these options was determined using the Black-Scholes method assuming a volatility

                          INTERNET CAPITAL GROUP, INC.

12. STOCK OPTION PLANS -- (CONTINUED)

range of approximately 100-150%, a dividend yield of 0%, a contractual option life of 10 years, and risk-free interest rates ranging from 5.4 - 5.7%.

     Included in the 1999 option grants are 1,636,000 stock options to non-employees. The fair value of these options of $3.7 million was recorded as deferred compensation in 1999 and is being amortized over the vesting period. The fair value of these options was determined using the Black-Scholes method assuming a volatility of 80%, a dividend yield of 0%, an average expected option life of 5 years, and a risk-free interest rate of 5.2%.

     Included in the 1999 option grants are 23,047,500 stock options to employees issued below market value on the date of grant. The aggregate difference between the strike price and market value on the date of grant, for these options granted, of $12.7 million was recorded as deferred compensation in 1999 and is being amortized over the vesting period.

     Included in the 1998 option grants are 94,000 stock options to non-employees. The fair value of these options of $0.4 million was recorded as deferred compensation in 1998 and is being amortized over the vesting period. The fair value of these options was determined using the Black-Scholes method assuming a volatility of 80%, a dividend yield of 0%, an average expected option life of 5 years, and a risk-free interest rate of 5.2%.

     The Company applies APB 25 and related interpretations to account for its stock option plans. Had compensation cost been recognized pursuant to SFAS 123, the Company's net income (loss) would have been as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                        ------------------------------
                                                          2000        1999      1998
                                                        ---------   --------   -------
                                                                (IN THOUSANDS)
Net Income (loss)
As reported...........................................  $(659,913)  $(29,777)  $13,899
SFAS 123 pro forma....................................  $(870,700)  $(41,499)  $13,437
Net Income (loss) per share
As reported...........................................  $   (2.40)  $   (.15)  $   .12
SFAS 123 pro forma....................................  $   (3.17)  $   (.21)  $   .12

     The per share weighted-average fair value of options issued by the Company during 2000, 1999 and 1998 was $33.89, $3.94 and $0.22, respectively.

     Prior to its initial public offering, the Company used the minimum value method to value option grants to employees using a 5.2% to 5.5% risk-free interest rate, an expected life of 5 years, and no dividend yield. The following assumptions were used to determine the fair value of stock options granted to employees by the Company following its initial public offering through December 31, 2000:

Volatility..................................................  96 - 156.5%
Average expected option life................................      5 years
Risk-free interest rate.....................................  5.2 - 6.74%
Dividend yield..............................................         0.0%

     The Company also includes its share of its Partner Companies SFAS 123 pro forma expense in the Company's SFAS 123 pro forma expense. The methods used by the Partner Companies included the minimum value method for private Partner Companies and the Black-Scholes method for public Partner Companies with assumptions between 2 to 6 years for average expected option life, 5.0% to 6.75% for risk-free interest rate, no dividend yield, and volatility up to 100%.

                          INTERNET CAPITAL GROUP, INC.

13. INCOME TAXES

     The provision for income tax expense (benefit) is as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                 2000          1999
                                                              -----------   ----------
                                                                   (IN THOUSANDS)
Current.....................................................   $     428     $     --
Deferred....................................................    (327,683)     (23,722)
                                                               ---------     --------
          Total.............................................   $(327,255)    $(23,722)
                                                               =========     ========

     The current expense consists of foreign income taxes.

     At December 31, 2000, the Company had net operating loss carry forwards of $137.4 million which may be used to offset future taxable income. These carry forwards expire beginning in 2019 and may be limited should certain changes in the Company's ownership occur. Management believes it is more likely than not that the Company will realize its net deferred tax asset through future earnings and/or tax planning strategies.

     The Company's net deferred tax assets consist of the following:

                                                                AS OF DECEMBER
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                 IN THOUSANDS
Net operating loss carry forward............................  $ 50,862   $  2,065
Other comprehensive income..................................    39,553    (13,189)
Reserves and accruals.......................................     4,232         --
Other, net..................................................      (139)      (466)
Partner Company basis difference............................   (67,154)    37,695
Stock compensation..........................................      (299)     8,283
Intangible assets...........................................    (2,967)        --
                                                              --------   --------
Net deferred tax asset......................................  $ 24,088   $ 34,388
                                                              ========   ========

     The effective tax rate differs from the federal statutory rate as follows:

                                                              AS OF DECEMBER 31,
                                                              -------------------
                                                               2000         1999
                                                              ------       ------
Tax benefit at statutory rate...............................  (35.0)%      (35.0)%
Change in tax status........................................   --          (14.5)%
Stock-based compensation....................................    0.6%         3.0%
Non-deductible expenses and other...........................    0.9%         2.2%
In process research and development.........................    0.4%        --
Goodwill....................................................    2.6%        --
Foreign and state taxes, net................................   (1.7)%       --
Consolidated subsidiaries provision.........................   (1.0)%       --
                                                              -----        -----
                                                              (33.2)%      (44.3)%
                                                              =====        =====

14. RELATED PARTIES

     The Company provides strategic and operational support to its Partner Companies in the normal course of its business. These services are generally provided by the Company's employees, members of its Advisory

                          INTERNET CAPITAL GROUP, INC.

14. RELATED PARTIES -- (CONTINUED)

Board and Board of Directors and outside consultants. The costs related to employees are paid by the Company and are reflected by the Company in general and administrative expenses of the General ICG Operations segment. Members of the Company's Advisory Board and Board of Directors are generally compensated with stock options in the Company which are accounted for in accordance with Statement of Financial Accounting Standards No. 123 with any expense related to these options included in stock-based compensation expense of the General ICG Operations segment. The costs of outside consultants are generally paid directly by the Partner Company.

     The Company entered into various cost sharing arrangements with the same principal stockholder during 2000, 1999 and 1998, whereby the Company reimbursed, under fair market terms, this stockholder for certain operational expenses. The amounts incurred for such items were $1.0 million, $0.3 million and $0.2 million in 2000, 1999 and 1998, respectively.

     The Company paid $11.1 million to a Partner Company during 2000 for research and development projects principally relating to the development of a technology platform to allow market makers to conduct business-to-business transactions.

     The Company loaned an officer $0.1 million during 1998, evidenced by a term note with an interest rate of prime plus 1% (8.75% at December 31, 1998) to purchase a portion of the Company's interest in a Partner Company at the Company's cost. This note was repaid in January 1999.

     In 1998 the Company entered into a $0.2 million one-year consulting contract with a Partner Company.

     The Company provides executive recruiting services to its Partner Companies in the normal course of business. These services are provided by the Company's employees and are billed under fair market terms. During 2000 and 1999, Partner Companies incurred costs of $6.2 million and $1.2 million, respectively, payable to the Company, and $0.3 million and $0.8 million, respectively, is included in accounts receivable, net, on the Company's Consolidated Balance Sheets related to these services.

     The Company shares certain acquisition rights with certain of its principal stockholders whereby these stockholders have the ability to purchase a portion of the Company's interest in certain Partner Companies. During 1999 and 1998, one stockholder exercised this right and acquired a portion of the Company's interest in or advances to three Partner Companies for cash of $3.0 million and assumption of $0.4 million of a payable to a Partner Company. At the time of the transactions, there was no difference between the consideration received and the Company's cost basis of the ownership interest or advance sold. These rights terminated upon the Company's initial public offering in August 1999.

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

15. OTHER SUPPLEMENTAL NON-CASH FINANCING AND INVESTING ACTIVITIES

     During the year ended December 31, 1998, the Company exchanged all of its holdings in Matchlogic and WiseWire for shares of Excite and Lycos, respectively (footnote 17).

     Interest paid in the periods ended December 31, 2000, 1999 and 1998 was $33.2 million, $0.2 million and $0.1 million, respectively.

     The Company paid no income taxes in 1998 due to its tax status as an LLC. No income taxes were paid in 1999 or 2000 as the Company had a net operating loss.

                          INTERNET CAPITAL GROUP, INC.

15. OTHER SUPPLEMENTAL NON-CASH FINANCING AND INVESTING
ACTIVITIES -- (CONTINUED)

     In 1998, the Company acquired an ownership interest in a Partner Company in exchange for a $1.7 million note payable. The note was payable in two equal installments through June 1999, did not bear interest and was secured with the acquired stock of the Partner Company. In March 1999, a stockholder of the Company assumed $0.4 million of this note. This note was paid in 1999.

16. DEFINED CONTRIBUTION PLAN

     In 1997, the Company established a defined contribution plan that covers all of its employees. Participants may contribute 1% to 15% of pre-tax compensation, as defined. The Company may make discretionary contributions to the plan but has never done so.

17. OTHER INCOME

     Other income consists of the effect of transactions and other events incidental to our ownership interests in our Partner Companies and our operations in general. Other income may include, among other items, gains or losses on the sales of all or a portion of minority interests, gains or losses on the issuances of stock by our Partner Companies to reflect the change in our share of the net equity of these companies, and impairment charges related to our ownership interests in and advances to Partner Companies accounted for under the cost method.

     Other income consisted of the following:

                                                            YEAR ENDED DECEMBER 31,
                                                          ----------------------------
                                                            2000      1999      1998
                                                          --------   -------   -------
                                                                 (IN THOUSANDS)
Gain on issuance of stock by VerticalNet................  $227,858   $50,717   $    --
Gain on issuance of stock by Breakaway Solutions........    24,294    17,304        --
Sale of SMART Technologies to i2 Technologies...........        --     2,942        --
Sale of i2 Technologies holdings........................    34,488        --        --
Sale of Matchlogic to Excite............................        --        --    12,822
Sales of Excite holdings................................        --     2,051    16,814
Sale of Excite to @ Home Corporation....................        --     2,719        --
Sale of WiseWire to Lycos...............................        --        --     3,324
Sales of Lycos holdings.................................      (192)       --     1,472
TRADEX Sale to Ariba....................................   449,284        --        --
Sales of Ariba holdings.................................   (78,301)       --        --
Sale of CentriMed.......................................    25,332        --        --
Sale of ServiceSoft.....................................     6,468        --        --
Sale of US Interactive..................................      (245)       --        --
Partner Company impairment charges......................   (55,904)   (8,097)   (3,949)
Other...................................................    (5,855)     (252)       --
                                                          --------   -------   -------
                                                          $627,227   $67,384   $30,483
                                                          ========   =======   =======

     As a result of VerticalNet issuing additional shares for acquisitions during the year ended December 31, 2000, the Company's share of VerticalNet's net equity increased by $227.8 million. This increase adjusts the Company's carrying value in VerticalNet and resulted in a non-operating gain of $227.8 million, for the year ended December 31, 2000. Additionally, as a result of VerticalNet completing its initial public offering in February 1999 and issuing additional shares for acquisitions in 1999, the Company shares of VerticalNet's net equity increased by $50.7 million. This increase adjusted the Company's carrying value in VerticalNet and results in a non-operating gain of $50.7 million for the year ended December 31, 1999. As a result of

                          INTERNET CAPITAL GROUP, INC.

17. OTHER INCOME -- (CONTINUED)

Breakaway Solutions issuing additional shares for acquisitions during the year ended December 31, 2000, the Company's share of Breakaway Solutions' net equity increased by $24.3 million. This increase adjusts the Company's carrying value in Breakaway Solutions and results in a non-operating gain of $24.3 million. As a result of Breakaway Solutions completing its initial public offering in October 1999, the Company's share of Breakaway Solutions' net equity increased by $17.3 million. This increase adjusted the Company's carrying value in Breakaway Solutions and resulted in a non-operating gain of $17.3 million in the year ended December 31, 1999. These gains were recorded in accordance with SEC Staff Accounting Bulletin No. 84 and the Company's accounting policy with respect to such transactions. The Company believes there is a high likelihood that transactions similar to these, in which a Partner Company the Company accounts for under the consolidation or equity method of accounting issues shares of its common stock, will occur in the future and the Company expects to record gains or losses related to such transactions provided they meet the requirements of SEC Staff Accounting Bulletin No. 84 and the Company's accounting policy. In some cases, as described in SEC Staff Accounting Bulletin No. 84, the occurrence of similar transactions may not result in a non-operating gain or loss but would result in a direct increase or decrease to the Company's stockholders' equity.

     In August 1999, the Company divested its ownership interest in SMART Technologies, Inc. due to the agreement of merger of SMART Technologies, Inc. and i2 Technologies, Inc. Upon completion of this merger during the three months ended September 30, 1999, the Company's ownership interest in and advances to SMART Technologies, Inc. were converted into cash, common stock and warrants to purchase common stock of i2 Technologies, Inc. The Company's non-operating gain before taxes from this transaction was $2.9 million. During the year ended December 31, 2000, the Company sold 230,920 shares of i2 Technologies that resulted in net proceeds of $39.4 million and gain of $34.5 million.

     In February 1998, the Company exchanged all of its holdings of Matchlogic, Inc. for 763,820 shares of Excite, Inc. The $14.3 million market value of the Excite shares received on the date of exchange was used to determine the gain of $12.8 million. Throughout the remainder of 1998, the Company sold 716,082 shares of Excite, which resulted in $30.2 million of proceeds and $16.8 million of gains. During the three month period ended March 31, 1999, the Company sold 23,738 shares of Excite, which resulted in $2.5 million of proceeds and $2.1 million of gains.

     In May 1999, @Home Corporation announced it would exchange its shares for all of the outstanding stock of Excite. As part of this merger, the Company received shares of @Home Corporation in exchange for the Company's shares in Excite, resulting in a non-operating gain before taxes of $2.7 million.

     In April 1998, the Company exchanged all of the Company's holdings of WiseWire for 191,922 shares of Lycos, Inc. The $5.3 million market value of the Lycos shares received on the date of exchange was used to determine the gain of $3.3 million. Throughout the remainder of 1998, the Company sold 169,548 shares of Lycos, which resulted in $6.2 million of proceeds and $1.5 million of gains. The $1.5 million gain recorded in 1998 was reduced by $0.2 million in 2000 due to a litigation matter pursuant to the 1998 merger among Lycos, Inc., Wise Wire Corp. and Wise Acquisition Corp. which resulted in a reduction of shares held in escrow by 29,617.

     In March 2000 the Company exchanged all of its interest in TRADEX for 2.9 million shares of Ariba common stock. Based on Ariba's closing price on March 9, 2000, the closing date of the transaction, the Company recorded a pre-tax gain of $449.3 million. The Company's holdings of Ariba are accounted for as available-for-sale securities and are marked to market, with the difference between carrying value and market value, net of deferred taxes, recorded in "Accumulated other comprehensive income" in the stockholders' equity section of the Consolidated Balance Sheets. During the year ended December 31, 2000 the Company

                          INTERNET CAPITAL GROUP, INC.

17. OTHER INCOME -- (CONTINUED)

sold 1,364,862 shares of Ariba common stock at an average price of $103.06 and recorded a loss of $78.3 million.

     In September 2000, the Company sold all of its interest in CentriMed in exchange for $15.2 million in cash, $15.5 million in contingent consideration to be received upon meeting certain levels of performance ($9.7 million was received in October 2000) and other consideration. The Company recorded a gain of $25.3 million, net of potential payments relating to its long-term incentive plan, during the year ended December 31, 2000.

     In December 2000, the Company exchanged all of its holdings of ServiceSoft for 1,341,299 shares of Broadbase Software. The Company's proceeds of $10.2 million were based on the market value of the Broadbase Software shares it received on the date of the exchange and resulted in a gain of $6.5 million.

     The Company's remaining holdings of @Home Corporation, Lycos, Ariba and Broadbase Software at December 31, 2000 are accounted for as available-for-sale securities and are marked to market, with the difference between carrying value and market value, net of deferred taxes, recorded in "Accumulated other comprehensive income" in the stockholders' equity section of the Company's Consolidated Balance Sheets.

     In December 1998, the Company recorded an impairment charge of $1.9 million for the decrease in value of one of the Company's Partner Companies accounted for under the cost method of accounting as a result of selling the Partner Company interest below the Company's carrying value. The Company had acquired its ownership interest in the Partner Company during 1996 and 1997. In December 1998, the Partner Company agreed to be acquired by an independent third party. The transaction was completed in January 1999. The impairment charge the Company recorded was determined by calculating the difference between the proceeds it received from the sale and the Company's carrying value.

     During the year ended December 31, 2000, the Company recorded $55.9 million in impairment charges related to Partner Companies accounted under the cost method. $37.8 million of this amount was determined by subsequent sale of two Partner Companies below the Company's carrying value. The remainder primarily relates to the other than temporary decline in the fair market value of a Partner Company, which was acquired in 1996 and has not been able to meet its business objectives. During the fourth quarter, the Company made a decision to no longer provide funding to this Partner Company and it appears that it is highly unlikely that other funding sources will materialize.

     For the years ended December 31, 1999 and 1998, the Company recorded impairment charges of $2 million and $8.1 million, respectively, for the other than temporary decline in the fair value of a cost method Partner Company. From the date the Company initially acquired an ownership interest in this Partner Company through December 31, 1999, the Company's funding to this Partner Company represented all of the outside capital the company had available to fund its net losses and capital asset requirements. During the year ended December 31, 1999 the Company fully guaranteed the Partner Company's new bank loan and agreed to provide additional funding. The Company acquired additional non-voting convertible debentures of this Partner Company for $8 million in 1999. The impairment charges the Company recorded were determined by the decrease in net book value of the partner company caused by its net losses, which were funded entirely based on the Company's funding and bank guarantee. Given its continuing losses, the Company will continue to determine and record impairment charges in a similar manner for this Partner Company until the status of its financial position improves.

18. IMPAIRMENT RELATED AND OTHER

     Impairment related and other primarily relates to impairment charges for Partner Companies accounted for under consolidation method of accounting.

                          INTERNET CAPITAL GROUP, INC.

18. IMPAIRMENT RELATED AND OTHER -- (CONTINUED)

     As described in note 8 the Company purchased a controlling interest in PaperExchange.com in September 2000 for 4,864,221 shares of the Company's common stock valued at $165.8 million. PaperExchange.com provides an online marketplace for the purchase and distribution of pulp and paper products. PaperExchange.com has incurred substantial losses since it inception and had an accumulated deficit of $47.4 million as of December 31, 2000. After our acquisition, the plans to develop relationships with an existing paper consortium and exploit relationships with certain strategic partners deteriorated and the CEO resigned. It was then determined that revenue estimates for the remainder of 2000 would be significantly below plan estimates and the company's cash burn rate continued to increase. As a result of these factors the Company performed an evaluation of the carrying amount of its investment in PaperExchange.com in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to be Disposed of" and determined that it was necessary to record an impairment charge as of December 31, 2000. The impairment charge of $128.2 million was based on the estimated current fair value of PaperExchange.com, which was determined by estimating the future discounted cash flows of the Company including the estimated proceeds upon disposition. Other impairment charges include $6.7 million related to another consolidated Partner Company for which it has been determined that the Company will not be able to recover any of its investment.

     Impairment related and other also includes $19.5 million related to severance-related costs including $12.1 million in accelerated stock option charges for certain terminated employees. In addition, the Company recorded $6.4 million in costs associated with severance, facilities reduction and the write down of certain fixed assets.

19. COMMITMENTS AND CONTINGENCIES

     The Company and its subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the amount of the ultimate liability with respect to these actions will not materially affect the financial position, results of operations or cash flows of the Company and its subsidiaries.

     As of December 31, 2000, the Company guaranteed $46.1 million of bank loan and other commitments, in connection with its ownership interests in certain Partner Companies, and has committed capital of $39.5 million to be funded in 2001. If certain Partner Companies individually achieve agreed upon revenue or market capitalization milestones, the Company will be obligated to pay additional purchase price consideration to other current or former shareholders of the Partner Companies up to an aggregate amount of $84.4 million, of which $70 million is payable in cash or stock at the Company's option. These contingent obligations will expire on various dates through May 31, 2005 if the milestones are not achieved.

     The Company and its consolidated subsidiaries, CyberCrop.com, Delphion, eMarket Capital, Emptoris, eu-Supply, ICG Asia, ICG Commerce, iParts, Mesania, MROLink, OnMedica, PaperExchange.com, RightWorks and StarCite lease their facilities under operating lease agreements expiring through 2005. Future minimum lease payments as of December 31, 2000 under the leases are as follows:

                                                         (IN THOUSANDS)
2001...................................................     $16,479
2002...................................................      14,682
2003...................................................      11,682
2004...................................................      10,537
2005...................................................       8,382
Thereafter.............................................     $35,484

                          INTERNET CAPITAL GROUP, INC.

19. COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

     Rent expense under the noncancelable operating leases was $9.5 million in 2000, $0.4 million in 1999 and $0.3 million in 1998.

     Because many of its Partner Companies are not majority-owned subsidiaries, changes in the value of the Company's interests in Partner Companies and the income or loss and revenue attributable to them could require the Company to register under the Investment Company Act unless it takes action to avoid being required to register. However, the Company believes it can take steps to avoid being required to register under the Investment Company Act, which would not adversely affect its operations or stockholder value.

     One consolidated Partner Company has entered into employment agreements with certain employees. The agreements are cancelable, but require severance upon termination. As of December 31, 2000, the Partner Company would be required to pay up to $0.2 million in aggregate severance in the event that the employment agreements were cancelled.

20. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following table sets forth selected quarterly financial information for the years ended December 31, 2000 and 1999. The operating results for any given quarter are not necessarily indicative of results for any future period.

                                    FISCAL 2000 QUARTER ENDED                    FISCAL 1999 QUARTER ENDED
                          ---------------------------------------------   ----------------------------------------
                           MAR. 31     JUN. 30     SEP. 30     DEC. 31    MAR. 31   JUN. 30    SEP. 30    DEC. 31
                          ---------   ---------   ---------   ---------   -------   --------   --------   --------
                                                               (IN THOUSANDS)
Revenue.................  $   1,830   $   3,375   $  16,468   $  21,262   $ 3,111   $  4,480   $  7,192   $  1,753
Operating Expenses
  Cost of revenue.......        689       1,913       9,843      14,888     1,553      2,450      3,421        731
  Selling, general &
    administrative......     28,621      58,413      80,326      76,372     3,403      7,850     14,007     14,648
  Stock-based
    compensation........      1,861       2,148      10,909      10,829       122        621      2,578      2,378
  Impairment related and
    other...............         --       6,764         904     153,176        --         --         --         --
  Amortization of
    goodwill............      2,181      26,311     104,934     121,104       323        957      1,142        896
  Research and
    development.........         --      22,008      15,302      38,592        --         --         --         --
                          ---------   ---------   ---------   ---------   -------   --------   --------   --------
                          $ (31,522)  $(114,182)  $(205,750)  $(393,699)  $(2,290)  $ (7,398)  $(13,956)  $(16,900)
Other income (expense)
  net...................    657,686       7,631      19,210     (57,299)   28,677      2,397     15,927     20,382
Interest income.........     18,800      13,516      11,187       7,878       310        975      2,892      5,454
Interest expense........     (9,340)    (12,106)    (10,037)    (11,500)      (14)      (953)      (803)    (2,125)
                          ---------   ---------   ---------   ---------   -------   --------   --------   --------
Income (loss) before
  income taxes, minority
  interest and equity
  loss..................    635,624    (105,141)   (185,390)   (454,620)   26,683     (4,979)     4,060      6,811
Income taxes............   (209,499)     92,639     132,228     311,888       663      5,134      7,044     10,882
Minority interest.......      5,901      11,376      29,261      49,008       146      1,302      2,685      1,893
Equity loss -- share of
  partner company
  losses................    (42,605)   (116,778)   (120,797)   (235,939)   (5,740)    (9,439)   (22,841)   (34,309)
Equity loss -- goodwill
  amortization..........    (37,446)    (66,830)    (99,016)    (96,006)   (1,673)    (3,228)    (6,222)    (8,649)
Equity
  loss -- impairment and
  related...............         --      (2,132)    (20,139)   (135,498)       --         --         --         --
                          ---------   ---------   ---------   ---------   -------   --------   --------   --------
Net income (loss).......  $ 351,975   $(186,866)  $(263,853)  $(561,167)  $20,079   $(11,210)  $(15,274)  $(23,372)
                          =========   =========   =========   =========   =======   ========   ========   ========

                          INTERNET CAPITAL GROUP, INC.

21. FISCAL 2001 EVENTS

     Subsequent to December 31, 2000, the Company sold or entered into agreements in principle to sell its interests in or assets of Blackbird, Deja.com, EmployeeLife.com, SageMaker, and VerticalNet Europe for expected proceeds in excess of $25 million.

     On January 1, 2001, ICG Commerce acquired ePValue, Inc. ("ePValue"), a provider of outsourced purchasing services for large enterprises. Prior to the acquisition, Accenture and Sun Microsystems were the majority shareholders of ePValue. ICG Commerce issued an aggregate of 3,858,809 shares of its common and Series C Preferred stock as well as a commitment to issue an additional 120,000 shares of its Common stock upon conversion of all outstanding common stock of ePValue in a merger. In addition, in connection with the merger, certain of the sellers will receive the right to earn up to an 3,924,774 additional shares of ICG Commerce Common stock if, by December 31, 2001, ePValue enters into customer arrangements which generate cash inflows and meet an addressable spend threshold, as defined in the agreement. The acquisition will be accounted for using the purchase method with the purchase price allocated to the fair value of the acquired assets and liabilities. The excess of purchase price over the fair value of the net assets acquired has been allocated between assembled workforce and goodwill.

     Also, on January 1, 2001, ICG Commerce entered into a strategic alliance with Accenture LLP, pursuant to which Accenture can earn up to 7,358,950 shares of ICG Commerce's Common stock. Accenture can earn all 7,358,590 shares by referring customers which generate net revenues to ICG Commerce, as defined in the agreement, of $130 million for two consecutive quarters.

     On January 24, 2001, OnMedica acquired a 100% interest in MediDesk for approximately $22.4 million of OnMedica stock. As a result, the Company's ownership in OnMedica declined to 54%.

     On March 8, 2001, the Company announced the merger of RightWorks with i2 Technologies, Inc. Upon closing of the merger, the Company expects to receive approximately 4 million shares of i2 Technologies, Inc. common stock in exchange for the Company's interest in RightWorks. Based on the closing price of i2 Technologies' stock at the date of the announcement, the Company estimated it would record a non-cash loss of approximately $490 million. The actual loss may be greater or lesser than this amount depending on the trading price of i2 Technologies' stock at closing.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     We incorporate by reference the information contained under the captions "Election of Directors (Item 1 on Proxy Card)", "Section 16(a) Beneficial Ownership Reporting Compliance" and "Executive Officers" in our Definitive Proxy Statement relative to our annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 11.  EXECUTIVE COMPENSATION

     We incorporate by reference the information contained under the captions "Executive Compensation", "Compensation Tables" and "Other Forms of Compensation" in our Definitive Proxy Statement for our 2001 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     We incorporate by reference the information contained under the caption "Security Ownership of Certain Beneficial Owners and Directors and Officers" in our Definitive Proxy Statements for our 2001 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We incorporate by reference the information contained under the caption "Certain Relationships and Related Transactions" in our Definitive Proxy Statement for our 2001 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

1.  CONSOLIDATED FINANCIAL STATEMENTS

     The Consolidated Financial Statements and related Notes thereto as set forth under Item 8 of this Report on Form 10-K are incorporated herein by reference.

2.  FINANCIAL STATEMENT SCHEDULE

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Internet Capital Group, Inc.:

     Under date of February 21, 2001, except as to note 21, which is as of March 8, 2001, we reported on the consolidated balance sheets of Internet Capital Group, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, cash flows, stockholders' equity and comprehensive income (loss) for each of the years in the three-year period ended December 31, 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                /s/ KPMG LLP

Philadelphia, Pennsylvania
February 21, 2001

     The following financial statement schedule of Internet Capital Group, Inc. for each of the years ended December 31, 2000, 1999, and 1998 should be read in conjunction with our Consolidated Financial Statements and related Notes thereto.

                             INTERNET CAPITAL GROUP
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  YEAR ENDED DECEMBER 31, 1998, 1999, AND 2000
                                 (IN THOUSANDS)

                                                                                               BALANCE
                                                  BALANCE AT     CHARGED TO                       AT
                                                 THE BEGINNING   COSTS AND       WRITE-       THE END OF
                                                  OF THE YEAR     EXPENSES        OFFS         THE YEAR
                                                 -------------   ----------    ----------     ----------
Allowance for Doubtful Accounts:
  December 31, 1998............................       $30          $   62       $   (31)        $   61
  December 31, 1999............................       $61          $   72(a)    $   (66)(b)     $   67
  December 31, 2000............................       $67          $4,707(c)    $   (16)        $4,758
Ownership interests in and advances to Partner
  Companies:
  December 31, 1998............................       $80          $1,820       $(1,880)(d)     $   20
  December 31, 1999............................       $20          $--          $   (20)        $--
  December 31, 2000............................       $--          $--          $ --            $--

- ---------------
(a) Reserve of $72 established from acquisitions of consolidated partner companies during 1999.

(b) Reserve of $61 was eliminated upon deconsolidation of VerticalNet during 1999.

(c) Reserve of $3,462 established from partner companies acquired in 2000 or consolidated during 2000.

(d) Reserve of $80 was eliminated upon acquiring Informatrix during 1998.

Schedules other than those listed above have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3. LIST OF EXHIBITS

     The exhibits required by this Item are listed under Item 14(c)

     (a) Report on Form 8-K

     On December 1, 2000, we filed a Current Report on Form 8-K dated November 22, 2000 to report under Item 5 (Other Events) the execution of a Rights Agreement between Internet Capital Group and Mellon Investor Services, L.L.C., as Rights Agent.

     (b) Exhibits

                                 EXHIBIT INDEX

     The following is a list of exhibits required by Item 601 of Regulation S-K filed as part of this Report. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

EXHIBIT
NUMBER                               DOCUMENT
- -------                              --------
 2.1       Agreement of Merger, dated February 2, 1999, between
           Internet Capital Group, L.L.C. and Internet Capital Group,
           Inc. (incorporated by reference to Exhibit 2.1 to the
           Registration Statement on Form S-1 filed by the Company on
           May 11, 1999 (Registration No. 333-78193) (the "IPO
           Registration Statement"))
 3.1       Restated Certificate of Incorporation (incorporated by
           reference to Exhibit 2.1 to the Registration Statement on
           Form 8-A filed by the Company on August 4, 1999
           (Registration No. 000-26989) (the "8-A Registration
           Statement"))
 3.2       Amended and Restated Bylaws (incorporated by reference to
           Exhibit 2.2 to the 8-A Registration Statement)
 4.1       Specimen Certificate for Internet Capital Group's Common
           Stock (incorporated by reference to Exhibit 4.1 to Amendment
           No. 3 to the IPO Registration Statement filed by the Company on August 2, 1999 (Registration No. 333-78193) (the "IPO
           Amendment No. 3"))
 4.2       Indenture between Internet Capital Group, Inc. and Chase
           Manhattan Trust Company, National Association, as Trustee,
           for the 5 1/2% Convertible Subordinated Notes due 2004
           (incorporated by reference to Exhibit 4.2 to the Company's
           Annual Report on Form 10-K filed on March 16, 2000 (File No.
           000-26929) (the "10-K Annual Report"))
 4.3       Form of 5 1/2% Convertible Subordinated Notes due 2004 of
           Internet Capital Group (incorporated by reference to Exhibit
           4.2 to the 10-K Annual Report)
10.1       Internet Capital Group, L.L.C. 1998 Equity Compensation Plan
           (incorporated by reference to Exhibit 10.1 to the IPO
           Registration Statement)
10.1.1     Internet Capital Group, Inc. 1999 Equity Compensation Plan
           (incorporated by reference to Exhibit 10.1.1 to the IPO
           Registration Statement)
10.1.2     Internet Capital Group, Inc. 1999 Equity Compensation Plan
           as Amended and Restated May 1, 1999 (incorporated by
           reference to Exhibit 10.1.2 to the IPO Registration
           Statement)
10.1.3     Amendment No. 1 to the Internet Capital Group, Inc. 1999
           Equity Compensation Plan as Amended and Restated May 1, 1999
           (incorporated by reference to Exhibit 10.1.3 to Amendment
           No. 2 to the IPO Registration Statement filed by the Company on July 16, 1999 (Registration No. 333-79193) (the "IPO
           Amendment No. 2"))
10.2       Internet Capital Group, L.L.C. Option Plan for Non-Employee
           Managers (incorporated by reference to Exhibit 10.2 to the
           IPO Registration Statement)
10.2.1     Internet Capital Group, Inc. Directors' Option Plan
           (incorporated by reference to Exhibit 10.2.1 to the IPO
           Registration Statement)
10.3       Internet Capital Group, L.L.C. Membership Profit Interest
           Plan (incorporated by reference to Exhibit 10.3 to the IPO
           Registration Statement)

EXHIBIT
NUMBER                               DOCUMENT
- -------                              --------
10.4       Form of Internet Capital Group, Inc. Long-Term Incentive
           Plan (incorporated by reference to Exhibit 10.4 to the 10-K
           Annual Report)
10.5       Credit Agreement dated as of April 30, 1999 by and among
           Internet Capital Group, Inc., Internet Capital Group
           Operations, Inc., the Banks named therein and PNC Bank, N.A.
           (incorporated by reference to Exhibit 10.26 to the IPO
           Registration Statement)
10.5.1     Amended and Restated Limited Liability Company Agreement of
           Internet Capital Group, L.L.C., dated January 4, 1999
           (incorporated by reference to Exhibit 10.5.1 to the IPO
           Registration Statement)
10.6       Securities Holders Agreement dated February 2, 1999 among
           Internet Capital Group, Inc. and certain holders named
           therein (incorporated by reference to Exhibit 10.6 to the
           IPO Registration Statement)
10.7       Securities Purchase Agreement dated as of December 28, 1999 between Weirton Steel Corporation and Internet Capital
           Group, Inc. This exhibit contains a list of schedules to the exhibit, all of which have been omitted. Upon request of the
           Securities and Exchange Commission, the Company will furnish a copy to it supplementally (incorporated by reference to
           the Company's Current Report on Form 8-K filed January 11,
           2000 (File No. 0-26929))
10.8       Stock Purchase Agreement dated as of March 7, 2000 between
           Rain Acquisition Corp. and RightWorks (incorporated by
           reference to the Company's Current Report on Form 8-K filed
           June 29, 2000 (File No. 0-26929))
10.9       Stock Exchange Agreement dated as of March 7, 2000 between
           Rain Acquisition Corp. and Vani Kola (incorporated by
           reference to the Company's Current Report on Form 8-K filed
           June 29, 2000 (File No. 0-26929))
10.10      Exchange Offer Agreement dated as of February 24, 2000 by
           and among eCredit.com, Inc., Internet Capital Group, Inc.
           and ICG Holdings, Inc. (incorporated by reference to Exhibit
           2.2 of the Registrant's Registration Statement on Form S-4
           filed April 13, 2000 (Registration No. 333-34722) (the
           "S-4"))
10.11      Recapitalization and Exchange Offer Agreement and Plan of
           Reorganization by and among Internet Capital Group, Inc.,
           Rain Acquisition Corp., RightWorks Corporation, Suhas Patal,
           as Shareholder Representative, and Chase Manhattan Trust
           Company, National Association, as Escrow Agent, dated as of
           March 7, 2000 (incorporated by reference to Exhibit 2.3 of the S-4)
10.12      Rights Agreement, dated as of November 22, 2000, between
           Internet Capital Group, Inc. and ChaseMellon Shareholder
           Services, L.L.C., as Rights Agent, which includes as Exhibit
           B thereto the Form of Rights Certificate, incorporated by
           reference to Exhibit 1.1 to Internet Capital Group, Inc.'s
           Registration Statement on Form 8-A, dated December 1, 2000
           (incorporated by reference to the Company's Current Report on Form 8-K filed December 1, 2000 (File No. 0-26929))
10.13      Form of Internet Capital Group, Inc. Common Stock Purchase
           Warrant dated May 10, 1999 issued in connection with the May
           10, 1999 Convertible Notes (incorporated by reference to
           Exhibit 10.21 to the IPO Registration Statement)
10.14      Form of Internet Capital Group, Inc. Convertible Note dated
           May 10, 1999 (incorporated by reference to Exhibit 10.22 to the IPO Registration Statement)
10.15      Stock Purchase Agreement between Internet Capital Group,
           Inc. and Safeguard Scientifics, Inc. (incorporated by
           reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)
10.16      Stock Purchase Agreement between Internet Capital Group,
           Inc. and International Business Machines Corporation
           (incorporated by reference to Exhibit 10.23.1 to the IPO
           Amendment No. 2)

EXHIBIT
NUMBER                               DOCUMENT
- -------                              --------
10.17      Letter describing the oral lease between Internet Capital
           Group and Safeguard Scientifics, Inc. for premises located in Wayne, Pennsylvania (incorporated by reference to Exhibit
           10.24 to Amendment No. 1 to the IPO Registration Statement
           filed by the Company on June 22, 1999 (Registration No.
           333-78913) (the "IPO Amendment No. 1"))
10.18      Form of Office Lease between Friends' Provident Life Office and IBIS (505) Limited for premises located in London,
           England (incorporated by reference to Exhibit 10.11 to
           Amendment No. 3 to the Registration Statement filed by the
           Company on December 15, 1999 (Registration No. 333-91447)
           (the "Follow-on Amendment No. 3"))
10.19      Office Lease dated September, 1999 between Internet Capital
           Group Operations, Inc. and 45 Milk Street, L.P. for premises located in Boston, Massachusetts (incorporated by reference to Exhibit 10.12 to the Registration Statement filed by the
           Company on November 22, 1999 (Registration No. 333-91447)
           (the "Follow-on Registration Statement"))
10.20      Office Lease dated February 25, 1999 between OTR and
           Internet Capital Group Operations, Inc. for premises located in San Francisco, California (incorporated by reference to
           Exhibit 10.28 to the IPO Amendment No. 1)
10.21      Lease dated March 24, 2000 between Friends' Provident Life
           Office and Internet Capital Group (Europe) Limited for first floor office and sixth floor apartment premises located in
           London, England (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the
           quarter ended June 30, 2000)
10.22      Lease dated March 29, 2000 between Friends' Provident Life
           Office and Internet Capital Group (Europe) Limited for
           ground floor office premises located in London, England
           (incorporated by reference to Exhibit 10.2 to the Company's
           Quarterly Report on Form 10-Q for the quarter ended June 30,
           2000)
10.23      Lease dated January 1, 2000 between Bebob Associates and
           Internet Capital Group, Inc. for premises located in Wayne,
           Pennsylvania (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)
10.24      Amendment to Lease dated February 1, 2000 between Bebob
           Associates and Internet Capital Group, Inc. for additional space in Wayne, Pennsylvania (incorporated by reference to
           Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q
           for the quarter ended June 30, 2000)
10.25      Second Amendment to Lease dated May 9, 2000 between Bebob
           Associates, Inc. and Internet Capital Group, Inc.
           (incorporated by reference to Exhibit 10.5 to the Company's
           Quarterly Report on Form 10-Q for the quarter ended June 30,
           2000)
10.26      Third Amendment to Lease dated November 29, 2000 between
           Bebob Associates, Inc. and Internet Capital Group, Inc.
10.27      Assignment and Assumption Agreement dated December 31, 2000 among Internet Capital Group, Inc., Internet Capital Group
           Operations, Inc. and Bebob Associates
10.28      Lease dated March 27, 2000 between the Equitable Life
           Assurance Society of the United States and Internet Capital
           Group, Inc. for premises located in Boston, Massachusetts
           (incorporated by reference to Exhibit 10.6 to the Company's
           Quarterly Report on Form 10-Q for the quarter ended June 30,
           2000)
10.29      Short Term Lease Agreement dated April 21, 2000 between
           EOP-One Market, LLC and Internet Capital Group, Inc. for
           premises in San Francisco, California (incorporated by
           reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)
10.30      Credit Agreement dated as of April 30, 1999 by and among
           Internet Capital Group, Inc., Internet Capital Group
           Operations, Inc., the Banks named therein and PNC Bank, N.A.
           (incorporated by reference to Exhibit 10.26 to the IPO
           Registration Statement)

EXHIBIT
NUMBER                               DOCUMENT
- -------                              --------
10.31      Amendment No. 1 to the Credit Agreement dated October 27,
           1999 by and among Internet Capital Group, Inc., Internet
           Capital Group Operations, Inc., the Banks named therein and
           PNC Bank, N.A. (incorporated by reference to Exhibit 10.15 to the Follow-on Registration Statement)
10.31.1    Amendment No. 2 to the Credit Agreement dated November 19,
           1999 by and among Internet Capital Group, Inc., Internet
           Capital Group Operations, Inc., the Banks named therein and
           PNC Bank, N.A. (incorporated by reference to Exhibit 10.15.1 to the Follow-on Registration Statement)
10.31.2    Amended and Restated Amendment No. 2 to the Credit Agreement
           dated November 19, 1999 by and among Internet Capital Group,
           Inc., Internet Capital Group Operations, Inc., the Banks
           named therein and PNC Bank, N.A. (incorporated by reference to Exhibit 10.15.2 to the Follow-on Registration Statement)
10.31.3    Amendment No. 3 to the Credit Agreement dated February 25,
           2000 by and among Internet Capital Group, Inc., Internet
           Capital Group Operations, Inc., the Banks named therein and
           PNC Bank, N.A. (incorporated by reference to Exhibit 10.15.3 to the 10-K Annual Report)
10.31.4    Amended and Restated Credit Agreement dated March 28, 2000 by and among Internet Capital Group, Inc., ICG Holdings,
           Inc., The Banks Party Thereto, PNC Bank, National
           Association, as Administrative Agent, Bank of America, N.A.,
           and Deutsche Bank AG New York Branch/Cayman Island Branch,
           as Co-Syndication Agents and PNC Capital Markets, Inc., as
           Lead Arranger (incorporated by reference to Exhibit 10.31 to the S-4)
10.32      Benchmarking Partners, Inc. Option Agreement dated January
           1, 1997 by and between Christopher H. Greendale and Internet
           Capital Group, L.L.C. (incorporated by reference to Exhibit
           10.28 to the IPO Registration Statement)
10.32.1    Amendment to Benchmarking Partners, Inc. Option Agreement
           dated July 19, 1999 by and between Christopher H. Greendale and Internet Capital Group, Inc. (incorporated by reference to Exhibit 10.29.1 to the IPO Amendment No. 3)
10.33      Syncra Software, Inc. Option Agreement dated August 1, 1998 by and between Michael H. Forester and Internet Capital
           Group, L.L.C. (incorporated by reference to Exhibit 10.29 to the IPO Registration Statement)
10.34      Letter Agreement between Internet Capital Group, L.L.C. and
           Douglas Alexander dated July 18, 1997 (incorporated by
           reference to Exhibit 10.31 to the IPO Amendment No. 1)
10.35      Letter Agreement between Internet Capital Group, L.L.C. and
           Robert Pollan dated April 27, 1998 (incorporated by
           reference to Exhibit 10.32 to the IPO Amendment No. 1)
10.36      Form of Promissory Note issued in connection with the
           exercise of Internet Capital Group's stock options in May,
           June and July of 1999 (incorporated by reference to Exhibit
           10.33 to the IPO Amendment No. 1)
10.37      Form of Restrictive Covenant Agreement issued in connection with the exercise of Internet Capital Group's stock options in May, June and July of 1999 (incorporated by reference to
           Exhibit 10.34 to the IPO Amendment No. 1)
10.38      Securities Purchase Agreement dated October 27, 1999 by and among eMerge Interactive, Inc., J. Technologies, LLC and
           Internet Capital Group, Inc. (incorporated by reference to the Company's Current Report on Form 8-K filed November 22,
           1999 (File No. 0-26929))
10.39      Joint Venture Agreement dated October 26, 1999 by and
           between Internet Capital Group, Inc. and Safeguard
           Scientifics, Inc. (incorporated by reference to Exhibit
           10.23 to the Follow-on Registration Statement)
10.40      Purchase Agreement dated November 5, 1999 between
           JusticeLink, Inc. and Internet Capital Group, Inc.
           (incorporated by reference to Exhibit 10.24 to the
           Registration Statement filed by the Company on December 6,
           1999 (Registration No. 333-91447) (the "Follow-on Amendment
           No. 1"))
10.41      Purchase Agreement dated December 6, 1999 between Internet
           Capital Group, Inc. and AT&T Corp. (incorporated by
           reference to Exhibit 10.25 to the Follow-on Amendment No. 1)

EXHIBIT
NUMBER                               DOCUMENT
- -------                              --------
10.42      Purchase Agreement dated December 6, 1999 between Internet
           Capital Group, Inc. and Internet Assets, Inc. (incorporated by reference to Exhibit 10.26 to the Follow-on Amendment No.
           1)
10.43      Purchase Agreement dated December 6, 1999 between Internet
           Capital Group, Inc. and Ford Motor Company (incorporated by reference to Exhibit 10.27 to the Follow-on Amendment No. 3)
10.44      Securities Purchase Agreement dated December 28, 1999
           between Internet Capital Group, Inc. and Weirton Steel
           Corporation (incorporated by reference to the Company's
           Current Report on Form 8-K filed January 11, 2000 (File No.
           0-26929))
10.45      Sublease Agreement dated January 6, 2000 between SP
           Investments Inc. and Internet Capital Group, Inc. for
           premises located in Seattle, Washington (incorporated by
           reference to Exhibit 10.30 to the 10-K Annual Report)
11.1       Statement Regarding Computation of Per Share Earnings
           (included herein at Note 1-"Significant Accounting Policies"
           in the subsection "Net Income (Loss) Per Share" to the
           Consolidated Financial Statements and Note 3-"Net Income
           (Loss) Per Share" to the Consolidated Financial Statements)
13.1       Sections entitled "Election of Directors (Item 1 on Proxy
           Card)," "Section 16(a) Beneficial Ownership Reporting
           Compliance," "Executive Compensation," "Other Forms of
           Compensation," "Security Ownership of Certain Beneficial
           Owners and Directors and Officers' and "Certain
           Relationships and Related Transactions" in the Company's
           Definitive Proxy Statement relative to its annual meeting of shareholders, to be filed within 120 days after the end of the year covered by this Form 10-K Report pursuant to
           Regulation 14A under the Securities Exchange Act of 1934, as amended
21.1       Subsidiaries of Internet Capital Group
23.1       Consent of KPMG LLP regarding Internet Capital Group, Inc.
23.2       Consent of Deloitte & Touche LLP regarding Onvia.com, Inc.
23.3       Consent of Ernst & Young LLP regarding ComputerJobs.com,
           Inc.
23.4       Consent of PricewaterhouseCoopers LLP regarding Syncra
           Systems, Inc.
23.5       Consent of KPMG LLP regarding VerticalNet, Inc.
99.1       Consolidated Financial Statements of VerticalNet, Inc.
           (incorporated by reference to VerticalNet, Inc.'s financial statements included in its Report on Form 10-K, filed on
           April 2, 2001)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Security Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 2, 2001                                  INTERNET CAPITAL GROUP, INC.

                                                     By: /s/ EDWARD H. WEST
                                                     --------------------------------------------------
                                                     Name: Edward H. West
                                                     Title: Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities set forth above.

SIGNATURE                                            TITLE
- ---------                                            -----

/s/ WALTER W. BUCKLEY                                President, Chief Executive Officer and Director
- ---------------------------------------------------  (Principal Executive Officer)
Walter W. Buckley

/s/ EDWARD H. WEST                                   Chief Financial Officer (Principal Financial and
- ---------------------------------------------------  Accounting Officer)
Edward H. West

/s/ KENNETH A. FOX                                   Director
- ---------------------------------------------------
Kenneth A. Fox

/s/ DAVID BERKMAN                                    Director
- ---------------------------------------------------
David Berkman

/s/ THOMAS P. GERRITY                                Director
- ---------------------------------------------------
Thomas P. Gerrity

/s/ WARREN V. MUSSER                                 Director
- ---------------------------------------------------
Warren V. Musser

/s/ ROBERT E. KEITH, JR.                             Director
- ---------------------------------------------------
Robert E. Keith, Jr.

/s/ PETER A. SOLVIK                                  Director
- ---------------------------------------------------
Peter A. Solvik

                                 EXHIBIT INDEX

     The following is a list of exhibits required by Item 601 of Regulation S-K filed as part of this Report. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

EXHIBIT
NUMBER                               DOCUMENT
- -------                              --------
 2.1       Agreement of Merger, dated February 2, 1999, between
           Internet Capital Group, L.L.C. and Internet Capital Group,
           Inc. (incorporated by reference to Exhibit 2.1 to the
           Registration Statement on Form S-1 filed by the Company on
           May 11, 1999 (Registration No. 333-78193) (the "IPO
           Registration Statement"))
 3.1       Restated Certificate of Incorporation (incorporated by
           reference to Exhibit 2.1 to the Registration Statement on
           Form 8-A filed by the Company on August 4, 1999
           (Registration No. 000-26989) (the "8-A Registration
           Statement"))
 3.2       Amended and Restated Bylaws (incorporated by reference to
           Exhibit 2.2 to the 8-A Registration Statement)
 4.1       Specimen Certificate for Internet Capital Group's Common
           Stock (incorporated by reference to Exhibit 4.1 to Amendment
           No. 3 to the IPO Registration Statement filed by the Company on August 2, 1999 (Registration No. 333-78193) (the "IPO
           Amendment No. 3"))
 4.2       Indenture between Internet Capital Group, Inc. and Chase
           Manhattan Trust Company, National Association, as Trustee,
           for the 5 1/2% Convertible Subordinated Notes due 2004
           (incorporated by reference to Exhibit 4.2 to the Company's
           Annual Report on Form 10-K filed on March 16, 2000 (File No.
           000-26929) (the "10-K Annual Report"))
 4.3       Form of 5 1/2% Convertible Subordinated Notes due 2004 of
           Internet Capital Group (incorporated by reference to Exhibit
           4.2 to the 10-K Annual Report)
10.1       Internet Capital Group, L.L.C. 1998 Equity Compensation Plan
           (incorporated by reference to Exhibit 10.1 to the IPO
           Registration Statement)
10.1.1     Internet Capital Group, Inc. 1999 Equity Compensation Plan
           (incorporated by reference to Exhibit 10.1.1 to the IPO
           Registration Statement)
10.1.2     Internet Capital Group, Inc. 1999 Equity Compensation Plan
           as Amended and Restated May 1, 1999 (incorporated by
           reference to Exhibit 10.1.2 to the IPO Registration
           Statement)
10.1.3     Amendment No. 1 to the Internet Capital Group, Inc. 1999
           Equity Compensation Plan as Amended and Restated May 1, 1999
           (incorporated by reference to Exhibit 10.1.3 to Amendment
           No. 2 to the IPO Registration Statement filed by the Company on July 16, 1999 (Registration No. 333-79193) (the "IPO
           Amendment No. 2"))
10.2       Internet Capital Group, L.L.C. Option Plan for Non-Employee
           Managers (incorporated by reference to Exhibit 10.2 to the
           IPO Registration Statement)
10.2.1     Internet Capital Group, Inc. Directors' Option Plan
           (incorporated by reference to Exhibit 10.2.1 to the IPO
           Registration Statement)
10.3       Internet Capital Group, L.L.C. Membership Profit Interest
           Plan (incorporated by reference to Exhibit 10.3 to the IPO
           Registration Statement)
10.4       Form of Internet Capital Group, Inc. Long-Term Incentive
           Plan (incorporated by reference to Exhibit 10.4 to the 10-K
           Annual Report)
10.5       Credit Agreement dated as of April 30, 1999 by and among
           Internet Capital Group, Inc., Internet Capital Group
           Operations, Inc., the Banks named therein and PNC Bank, N.A.
           (incorporated by reference to Exhibit 10.26 to the IPO
           Registration Statement)
10.5.1     Amended and Restated Limited Liability Company Agreement of
           Internet Capital Group, L.L.C., dated January 4, 1999
           (incorporated by reference to Exhibit 10.5.1 to the IPO
           Registration Statement)
10.6       Securities Holders Agreement dated February 2, 1999 among
           Internet Capital Group, Inc. and certain holders named
           therein (incorporated by reference to Exhibit 10.6 to the
           IPO Registration Statement)

EXHIBIT
NUMBER                               DOCUMENT
- -------                              --------
10.7       Securities Purchase Agreement dated as of December 28, 1999 between Weirton Steel Corporation and Internet Capital
           Group, Inc. This exhibit contains a list of schedules to the exhibit, all of which have been omitted. Upon request of the
           Securities and Exchange Commission, the Company will furnish a copy to it supplementally (incorporated by reference to
           the Company's Current Report on Form 8-K filed January 11,
           2000 (File No. 0-26929))
10.8       Stock Purchase Agreement dated as of March 7, 2000 between
           Rain Acquisition Corp. and RightWorks (incorporated by
           reference to the Company's Current Report on Form 8-K filed
           June 29, 2000 (File No. 0-26929))
10.9       Stock Exchange Agreement dated as of March 7, 2000 between
           Rain Acquisition Corp. and Vani Kola (incorporated by
           reference to the Company's Current Report on Form 8-K filed
           June 29, 2000 (File No. 0-26929))
10.10      Exchange Offer Agreement dated as of February 24, 2000 by
           and among eCredit.com, Inc., Internet Capital Group, Inc.
           and ICG Holdings, Inc. (incorporated by reference to Exhibit
           2.2 of the Registrant's Registration Statement on Form S-4
           filed April 13, 2000 (Registration No. 333-34722) (the
           "S-4"))
10.11      Recapitalization and Exchange Offer Agreement and Plan of
           Reorganization by and among Internet Capital Group, Inc.,
           Rain Acquisition Corp., RightWorks Corporation, Suhas Patal,
           as Shareholder Representative, and Chase Manhattan Trust
           Company, National Association, as Escrow Agent, dated as of
           March 7, 2000 (incorporated by reference to Exhibit 2.3 of the S-4)
10.12      Rights Agreement, dated as of November 22, 2000, between
           Internet Capital Group, Inc. and ChaseMellon Shareholder
           Services, L.L.C., as Rights Agent, which includes as Exhibit
           B thereto the Form of Rights Certificate, incorporated by
           reference to Exhibit 1.1 to Internet Capital Group, Inc.'s
           Registration Statement on Form 8-A, dated December 1, 2000
           (incorporated by reference to the Company's Current Report on Form 8-K filed December 1, 2000 (File No. 0-26929))
10.13      Form of Internet Capital Group, Inc. Common Stock Purchase
           Warrant dated May 10, 1999 issued in connection with the May
           10, 1999 Convertible Notes (incorporated by reference to
           Exhibit 10.21 to the IPO Registration Statement)
10.14      Form of Internet Capital Group, Inc. Convertible Note dated
           May 10, 1999 (incorporated by reference to Exhibit 10.22 to the IPO Registration Statement)
10.15      Stock Purchase Agreement between Internet Capital Group,
           Inc. and Safeguard Scientifics, Inc. (incorporated by
           reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)
10.16      Stock Purchase Agreement between Internet Capital Group,
           Inc. and International Business Machines Corporation
           (incorporated by reference to Exhibit 10.23.1 to the IPO
           Amendment No. 2)
10.17      Letter describing the oral lease between Internet Capital
           Group and Safeguard Scientifics, Inc. for premises located in Wayne, Pennsylvania (incorporated by reference to Exhibit
           10.24 to Amendment No. 1 to the IPO Registration Statement
           filed by the Company on June 22, 1999 (Registration No.
           333-78913) (the "IPO Amendment No. 1"))
10.18      Form of Office Lease between Friends' Provident Life Office and IBIS (505) Limited for premises located in London,
           England (incorporated by reference to Exhibit 10.11 to
           Amendment No. 3 to the Registration Statement filed by the
           Company on December 15, 1999 (Registration No. 333-91447)
           (the "Follow-on Amendment No. 3"))
10.19      Office Lease dated September, 1999 between Internet Capital
           Group Operations, Inc. and 45 Milk Street, L.P. for premises located in Boston, Massachusetts (incorporated by reference to Exhibit 10.12 to the Registration Statement filed by the
           Company on November 22, 1999 (Registration No. 333-91447)
           (the "Follow-on Registration Statement"))

EXHIBIT
NUMBER                               DOCUMENT
- -------                              --------
10.20      Office Lease dated February 25, 1999 between OTR and
           Internet Capital Group Operations, Inc. for premises located in San Francisco, California (incorporated by reference to
           Exhibit 10.28 to the IPO Amendment No. 1)
10.21      Lease dated March 24, 2000 between Friends' Provident Life
           Office and Internet Capital Group (Europe) Limited for first floor office and sixth floor apartment premises located in
           London, England (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the
           quarter ended June 30, 2000)
10.22      Lease dated March 29, 2000 between Friends' Provident Life
           Office and Internet Capital Group (Europe) Limited for
           ground floor office premises located in London, England
           (incorporated by reference to Exhibit 10.2 to the Company's
           Quarterly Report on Form 10-Q for the quarter ended June 30,
           2000)
10.23      Lease dated January 1, 2000 between Bebob Associates and
           Internet Capital Group, Inc. for premises located in Wayne,
           Pennsylvania (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)
10.24      Amendment to Lease dated February 1, 2000 between Bebob
           Associates and Internet Capital Group, Inc. for additional space in Wayne, Pennsylvania (incorporated by reference to
           Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q
           for the quarter ended June 30, 2000)
10.25      Second Amendment to Lease dated May 9, 2000 between Bebob
           Associates, Inc. and Internet Capital Group, Inc.
           (incorporated by reference to Exhibit 10.5 to the Company's
           Quarterly Report on Form 10-Q for the quarter ended June 30,
           2000)
10.26      Third Amendment to Lease dated November 29, 2000 between
           Bebob Associates, Inc. and Internet Capital Group, Inc.
10.27      Assignment and Assumption Agreement dated December 31, 2000 among Internet Capital Group, Inc., Internet Capital Group
           Operations, Inc. and Bebob Associates
10.28      Lease dated March 27, 2000 between the Equitable Life
           Assurance Society of the United States and Internet Capital
           Group, Inc. for premises located in Boston, Massachusetts
           (incorporated by reference to Exhibit 10.6 to the Company's
           Quarterly Report on Form 10-Q for the quarter ended June 30,
           2000)
10.29      Short Term Lease Agreement dated April 21, 2000 between
           EOP-One Market, LLC and Internet Capital Group, Inc. for
           premises in San Francisco, California (incorporated by
           reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)
10.30      Credit Agreement dated as of April 30, 1999 by and among
           Internet Capital Group, Inc., Internet Capital Group
           Operations, Inc., the Banks named therein and PNC Bank, N.A.
           (incorporated by reference to Exhibit 10.26 to the IPO
           Registration Statement)
10.31      Amendment No. 1 to the Credit Agreement dated October 27,
           1999 by and among Internet Capital Group, Inc., Internet
           Capital Group Operations, Inc., the Banks named therein and
           PNC Bank, N.A. (incorporated by reference to Exhibit 10.15 to the Follow-on Registration Statement)
10.31.1    Amendment No. 2 to the Credit Agreement dated November 19,
           1999 by and among Internet Capital Group, Inc., Internet
           Capital Group Operations, Inc., the Banks named therein and
           PNC Bank, N.A. (incorporated by reference to Exhibit 10.15.1 to the Follow-on Registration Statement)
10.31.2    Amended and Restated Amendment No. 2 to the Credit Agreement
           dated November 19, 1999 by and among Internet Capital Group,
           Inc., Internet Capital Group Operations, Inc., the Banks
           named therein and PNC Bank, N.A. (incorporated by reference to Exhibit 10.15.2 to the Follow-on Registration Statement)
10.31.3    Amendment No. 3 to the Credit Agreement dated February 25,
           2000 by and among Internet Capital Group, Inc., Internet
           Capital Group Operations, Inc., the Banks named therein and
           PNC Bank, N.A. (incorporated by reference to Exhibit 10.15.3 to the 10-K Annual Report)

EXHIBIT
NUMBER                               DOCUMENT
- -------                              --------
10.31.4    Amended and Restated Credit Agreement dated March 28, 2000 by and among Internet Capital Group, Inc., ICG Holdings,
           Inc., The Banks Party Thereto, PNC Bank, National
           Association, as Administrative Agent, Bank of America, N.A.,
           and Deutsche Bank AG New York Branch/Cayman Island Branch,
           as Co-Syndication Agents and PNC Capital Markets, Inc., as
           Lead Arranger (incorporated by reference to Exhibit 10.31 to the S-4)
10.32      Benchmarking Partners, Inc. Option Agreement dated January
           1, 1997 by and between Christopher H. Greendale and Internet
           Capital Group, L.L.C. (incorporated by reference to Exhibit
           10.28 to the IPO Registration Statement)
10.32.1    Amendment to Benchmarking Partners, Inc. Option Agreement
           dated July 19, 1999 by and between Christopher H. Greendale and Internet Capital Group, Inc. (incorporated by reference to Exhibit 10.29.1 to the IPO Amendment No. 3)
10.33      Syncra Software, Inc. Option Agreement dated August 1, 1998 by and between Michael H. Forester and Internet Capital
           Group, L.L.C. (incorporated by reference to Exhibit 10.29 to the IPO Registration Statement)
10.34      Letter Agreement between Internet Capital Group, L.L.C. and
           Douglas Alexander dated July 18, 1997 (incorporated by
           reference to Exhibit 10.31 to the IPO Amendment No. 1)
10.35      Letter Agreement between Internet Capital Group, L.L.C. and
           Robert Pollan dated April 27, 1998 (incorporated by
           reference to Exhibit 10.32 to the IPO Amendment No. 1)
10.36      Form of Promissory Note issued in connection with the
           exercise of Internet Capital Group's stock options in May,
           June and July of 1999 (incorporated by reference to Exhibit
           10.33 to the IPO Amendment No. 1)
10.37      Form of Restrictive Covenant Agreement issued in connection with the exercise of Internet Capital Group's stock options in May, June and July of 1999 (incorporated by reference to
           Exhibit 10.34 to the IPO Amendment No. 1)
10.38      Securities Purchase Agreement dated October 27, 1999 by and among eMerge Interactive, Inc., J. Technologies, LLC and
           Internet Capital Group, Inc. (incorporated by reference to the Company's Current Report on Form 8-K filed November 22,
           1999 (File No. 0-26929))
10.39      Joint Venture Agreement dated October 26, 1999 by and
           between Internet Capital Group, Inc. and Safeguard
           Scientifics, Inc. (incorporated by reference to Exhibit
           10.23 to the Follow-on Registration Statement)
10.40      Purchase Agreement dated November 5, 1999 between
           JusticeLink, Inc. and Internet Capital Group, Inc.
           (incorporated by reference to Exhibit 10.24 to the
           Registration Statement filed by the Company on December 6,
           1999 (Registration No. 333-91447) (the "Follow-on Amendment
           No. 1"))
10.41      Purchase Agreement dated December 6, 1999 between Internet
           Capital Group, Inc. and AT&T Corp. (incorporated by
           reference to Exhibit 10.25 to the Follow-on Amendment No. 1)
10.42      Purchase Agreement dated December 6, 1999 between Internet
           Capital Group, Inc. and Internet Assets, Inc. (incorporated by reference to Exhibit 10.26 to the Follow-on Amendment No.
           1)
10.43      Purchase Agreement dated December 6, 1999 between Internet
           Capital Group, Inc. and Ford Motor Company (incorporated by reference to Exhibit 10.27 to the Follow-on Amendment No. 3)
10.44      Securities Purchase Agreement dated December 28, 1999
           between Internet Capital Group, Inc. and Weirton Steel
           Corporation (incorporated by reference to the Company's
           Current Report on Form 8-K filed January 11, 2000 (File No.
           0-26929))
10.45      Sublease Agreement dated January 6, 2000 between SP
           Investments Inc. and Internet Capital Group, Inc. for
           premises located in Seattle, Washington (incorporated by
           reference to Exhibit 10.30 to the 10-K Annual Report)

EXHIBIT
NUMBER                               DOCUMENT
- -------                              --------
11.1       Statement Regarding Computation of Per Share Earnings
           (included herein at Note 1-"Significant Accounting Policies"
           in the subsection "Net Income (Loss) Per Share" to the
           Consolidated Financial Statements and Note 3-"Net Income
           (Loss) Per Share" to the Consolidated Financial Statements)
13.1       Sections entitled "Election of Directors (Item 1 on Proxy
           Card)," "Section 16(a) Beneficial Ownership Reporting
           Compliance," "Executive Compensation," "Other Forms of
           Compensation," "Security Ownership of Certain Beneficial
           Owners and Directors and Officers' and "Certain
           Relationships and Related Transactions" in the Company's
           Definitive Proxy Statement relative to its annual meeting of shareholders, to be filed within 120 days after the end of the year covered by this Form 10-K Report pursuant to
           Regulation 14A under the Securities Exchange Act of 1934, as amended
21.1       Subsidiaries of Internet Capital Group
23.1       Consent of KPMG LLP regarding Internet Capital Group, Inc.
23.2       Consent of Deloitte & Touche LLP regarding Onvia.com, Inc.
23.3       Consent of Ernst & Young LLP regarding ComputerJobs.com,
           Inc.
23.4       Consent of PricewaterhouseCoopers LLP regarding Syncra
           Systems, Inc.
23.5       Consent of KPMG LLP regarding VerticalNet, Inc.
99.1       Consolidated Financial Statements of VerticalNet, Inc.
           (incorporated by reference to VerticalNet, Inc.'s financial statements included in its Report on Form 10-K, filed on
           April 2, 2001)