Form 10-Q
period 2001-03-31
INTERNET CAPITAL GROUP INC
filed 2001-05-15
CIK 1085621

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR QUARTER ENDED MARCH 31, 2001

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



      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

      Number of shares of Common Stock outstanding as of May 14, 2001:
283,082,838 shares.

                          INTERNET CAPITAL GROUP, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                         PART I -- FINANCIAL INFORMATION

ITEM                                                                                                                        PAGE NO.

ITEM 1 -- FINANCIAL STATEMENTS:
Consolidated Balance Sheets -- March 31, 2001 (unaudited) and December 31, 2000.....................................            4
Consolidated Statements of Operations (unaudited) -- Three Months Ended March 31, 2001 and 2000 ....................            5
Consolidated Statements of Cash Flows (unaudited) -- Three Months Ended March 31, 2001 and 2000 ....................            6
Notes to Consolidated Financial Statements..........................................................................            7

Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations.....................           22
Item 3 -- Quantitative and Qualitative Disclosures About Market Risk................................................           47


                          PART II -- OTHER INFORMATION

Item 1 -- Legal Proceedings.........................................................................................           48
Item 2 -- Changes in Securities and Use of Proceeds.................................................................           48
Item 3 -- Defaults Upon Senior Securities...........................................................................           48
Item 4 -- Submission of Matters to a Vote of Security Holders.......................................................           48
Item 5 -- Other Information.........................................................................................           48
Item 6 -- Exhibits and Reports on Form 8-K..........................................................................           48

SIGNATURES  ........................................................................................................           50
Exhibit Index.......................................................................................................           51

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

      This Quarterly Report on Form 10-Q includes forward looking statements within the meaning of Section 21E of the Securities Exchange Act, as amended. See the subsection of Part I, Item 2 entitled "Risk Factors" for more information.

                          INTERNET CAPITAL GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                       AS OF MARCH 31,   AS OF DECEMBER 31,
                                                                       ---------------   ------------------
                                                                           2001                2000
                                                                           ----                ---
                                                                       (IN THOUSANDS EXCEPT PER SHARE DATA)
                                                                         (UNAUDITED)

ASSETS
Current Assets
      Cash and cash equivalents                                        $   402,020      $   412,497
      Short-term investments                                                27,821           30,575
      Accounts receivable, net                                              47,693           26,305
      Prepaid expenses and other current assets                             23,460           24,525
                                                                          -----------      ---------
           Total current assets                                            500,994          493,902
      Fixed assets, net                                                     49,844           51,509
      Ownership interests in and advances to Partner Companies             658,589        1,359,563
      Available-for-sale securities                                         91,212          197,887
      Goodwill and other intangible assets, net                            214,296        1,152,643
      Deferred taxes                                                          --             24,088
      Other                                                                130,599           57,626
                                                                        -----------      ---------
            Total Assets                                               $ 1,645,534      $ 3,337,218
                                                                        ===========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
      Current maturities of long-term debt                             $    16,911      $     3,316
      Accounts payable                                                      38,432           28,157
      Accrued expenses                                                      42,120           31,081
      Accrued compensation and benefits                                     17,822           12,906
      Notes payable to Partner Companies                                    13,149           27,095
      Other                                                                 29,498           16,323
                                                                         -----------      ---------
            Total current liabilities                                      157,932          118,878
      Long-term debt                                                        25,000              169
      Other liabilities                                                      7,374            2,426
      Minority interest                                                    256,600          376,693
      Convertible subordinated notes                                       566,250          566,250
                                                                         -----------      ---------
                                                                         1,013,156        1,064,416
Commitments and contingencies
Stockholders' Equity
      Preferred stock                                                         --               --
      Common stock, $.001 par value;  2,000,000 shares
      authorized; 278,492 (2001) and 281,594 (2000) issued and
      outstanding                                                              278              282
      Additional paid-in capital                                         3,078,991        3,088,788
      Accumulated deficit                                               (2,386,649)        (686,452)
      Unamortized deferred compensation                                     (6,565)         (10,707)
      Notes receivable -- stockholders                                     (42,442)         (52,053)
      Accumulated other comprehensive loss                                 (11,235)         (67,056)
                                                                         -----------      ---------
            Total stockholders' equity                                     632,378        2,272,802
                                                                         -----------      ---------
            Total Liabilities and Stockholders' Equity                 $ 1,645,534      $ 3,337,218
                                                                         ===========      =========



                 See notes to consolidated financial statements.

                          INTERNET CAPITAL GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED MARCH 31,
                                                                               2001           2000
                                                                              -----           ----
                                                                               (IN THOUSANDS EXCEPT PER
                                                                                    SHARE DATA)
Revenue                                                                   $    28,437      $   1,830

Operating expenses
      Cost of revenue                                                          17,259            689
      Selling, general and administrative                                      91,443         28,621
      Research and development                                                 16,506           --
      Stock-based compensation                                                 10,790          1,861
      Amortization of goodwill                                                 93,967          2,181
      Impairment related and other                                            752,297           --
                                                                           ----------        -------
      Total operating expenses                                                982,262         33,352
                                                                           ----------        -------
                                                                             (953,825)       (31,522)
Other income (loss), net                                                     (145,676)       657,686
Interest income                                                                 7,385         18,800
Interest expense                                                              (11,370)        (9,340)
                                                                           ----------        -------
Income  (loss) before income taxes, minority interest and equity loss      (1,103,486)       635,624
Income taxes                                                                  (25,785)      (209,499)
Minority interest                                                              46,075          5,901
Equity loss - share of partner company losses                                (119,226)       (42,605)
Equity loss - goodwill amortization                                           (74,039)       (37,446)
Equity loss - impairment related                                             (415,850)          --
                                                                           ----------        -------
Net income (loss) before change in accounting principle                    (1,692,311)       351,975

Cumulative effect of change in accounting principle                            (7,886)          --
                                                                           ----------        -------

Net income (loss)                                                         $(1,700,197)     $ 351,975
                                                                          ===========      =========

Basic income (loss) per share:
Prior to cumulative effect of change in accounting principle              $     (6.03)     $    1.33
Cumulative effect of change in accounting principle                             (0.03)          --
                                                                           ----------        -------
                                                                          $     (6.06)     $    1.33
                                                                           ----------        -------
Diluted income (loss) per share:
Prior to cumulative effect of change in accounting principle              $     (6.03)     $    1.30
                                                                           ----------        -------
Cumulative effect of change in accounting principle                             (0.03)          --
                                                                           ----------        -------
                                                                          $     (6.06)     $    1.30
                                                                          ===========      =========

Shares used in computation of basic income (loss) per share                   280,506        264,191
                                                                           ----------        -------
Shares used in computation of diluted income (loss) per share                 280,506        270,132
                                                                          ===========      =========



                See notes to consolidated financial statements.

                          INTERNET CAPITAL GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            THREE MONTHS ENDED
                                                                           -------------------
                                                                                 MARCH 31,
                                                                                 ---------
                                                                            2001          2000
                                                                           -----          ----
                                                                              (IN THOUSANDS)
Operating Activities
Net (loss) income                                                     $(1,700,197)     $   351,975
Adjustments to reconcile net cash used in operating activities
      Depreciation and amortization                                       101,585            3,830
      Deferred compensation expense                                        10,790            1,861
      Impairment related and other                                        752,297             --
      Deferred taxes                                                       25,785          209,499
      Equity loss                                                         609,115           80,051
      Other (income) loss                                                 145,676         (657,686)
      Minority interest                                                   (46,075)          (5,901)
      Cumulative effect of a change in accounting principle                 7,886             --
Changes in assets and liabilities, net of effect of acquisitions:
      Accounts receivable, net                                              7,814           (2,132)
      Prepaid expenses and other assets                                     1,253           (4,620)
      Accounts payable                                                     (8,679)           1,119
      Accrued expenses                                                     (4,088)          17,812
      Deferred revenue                                                      5,065              498
      Other liabilities                                                    (3,152)            --
                                                                      -----------      -----------
Net cash used in operating activities                                     (94,925)          (3,694)
                                                                      -----------      -----------
Investing Activities
      Capital expenditures                                                 (6,220)          (6,212)
      Proceeds from sales of available-for-sale securities                 85,728             --
      Proceeds from sales of Partner Company ownership interests           25,138             --
      Advances to Partner Companies                                          --             (6,092)
      Repayment of advances to Partner Companies                             --              2,809
      Acquisitions of ownership interests in Partner Companies, net       (25,054)        (477,202)
      Other acquisitions, net                                                (653)            --
      Proceeds from short-term investments                                  2,754            3,362
      Reduction in cash due to deconsolidation of a subsidiary               (648)            --
                                                                      -----------      -----------

Net cash provided by (used in) investing activities                        81,045         (483,335)
                                                                      -----------      -----------
Financing Activities
      Issuance of common stock, net                                           256              650
      Long-term debt and capital lease obligations                           (951)            (746)
      Repayment of line of credit borrowing                                  (250)            --
      Proceeds from convertible notes                                       2,042            1,926
      Repayments of advances to employees                                   2,856               46
      Issuance of stock by subsidiary                                          41              261
                                                                      -----------      -----------
Net cash provided by financing activities                                   3,994            2,137
Effect of exchange rates on cash                                             (591)            --
                                                                      -----------      -----------

Net decrease in Cash and Cash Equivalents                                 (10,477)        (484,892)
Cash and Cash Equivalents at the beginning of period                      412,497        1,343,459
                                                                      -----------      -----------
Cash and Cash Equivalents at the end of period                        $   402,020      $   858,567
                                                                      ===========      ===========

                See notes to consolidated financial statements.

                          INTERNET CAPITAL GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SIGNIFICANT ACCOUNTING POLICIES

Description of the Company

         Internet Capital Group, Inc. (the "Company") was formed on March 4, 1996. The Company is an Internet holding company actively engaged in business-to-business, or B2B, e-commerce through a network of companies. The Company defines e-commerce as conducting or facilitating business transactions over the Internet. As of March 31, 2001, the Company owned interests in 69 companies engaged in e-commerce, which the Company calls its "Partner Companies". The Company's goal is to build companies that can obtain number one or two positions in their respective markets and deliver the software and services to help businesses increase efficiencies and cost savings. The Company's operating strategy is to build and develop its Partner Companies by providing the companies with a collaborative network that leverages its collective knowledge and resources.

      Although the Company refers to the companies in which it has acquired a convertible debt or an equity ownership interest as its "Partner Companies" and that it has a "partnership" with these companies, it does not act as an agent or legal representative for any of its Partner Companies, it does not have the power or authority to legally bind any of its Partner Companies and it does not have the types of liabilities in relation to its Partner Companies that a general partner of a partnership would have.

Basis of Presentation

         The accompanying unaudited consolidated financial statements of the Company for the three months ended March 31, 2001 and 2000, included herein, have been prepared by the Company pursuant to the interim financial statements rules and regulations of the SEC. In the opinion of management, the accompanying unaudited consolidated interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of the Company's operations and its cash flows for the three months ended March 31, 2001 and 2000 and are not necessarily indicative of the results that may be expected for the year ending December 31, 2001 or for any other interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K.

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Internet Capital Group Operations, Inc. (the "Operations Company"), 1999 Internet Capital L.P., ICG Holdings, Inc., 1999 Internet Capital Group (Europe), Limited and ICG Japan, K.K. for the three months ended March 31, 2001 and 2000. The consolidated financial statements also include the following majority owned subsidiaries for the periods indicated, each of which was consolidated since the date the Company acquired majority control (collectively, the "Consolidated Subsidiaries"):

                          INTERNET CAPITAL GROUP, INC.

1.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                             THREE MONTHS ENDED MARCH 31, 2001

           AssetTRADE.com, Inc. ("AssetTRADE")                                  iParts, Inc. ("iParts")
           CyberCrop.com, Incorporated ("CyberCrop.com")                        iVOWS Interactive Limited
           Delphion, Inc. ("Delphion")                                                (d/b/a Mesania.com) ("Mesania")
           eMarket Capital, Inc. ("eMarket  Capital")                           MROLink Corporation ("MROLink")
           Emptoris, Inc. ("Emptoris")                                          OnMedica Group PLC ("OnMedica")
           eu-Supply.com Svenska AB ("eu-Supply")                               PaperExchange.com, Inc.
           ICG Asia Ltd. ("ICG Asia")                                                  ("PaperExchange.com")
           ICG Commerce Holdings, Inc. ("ICG Commerce")                         RightWorks Corporation ("RightWorks")



                             THREE MONTHS ENDED MARCH 31, 2000

            Animated Images, Inc. ("Animated Images")                             ICG Commerce
            CyberCrop.com                                                         iParts
            EmployeeLife.com, Inc. ("EmployeeLife.com")

      During the three months ended June 30, 2000 the Company's ownership in EmployeeLife.com decreased below 50%. During the three months ended December 31, 2000, Animated Images merged with FreeBorders.com, Inc. ("FreeBorders") resulting in our ownership interest decreasing below 50%. The Company has accounted for its ownership in EmployeeLife.com and Animated Images (now FreeBorders) as equity method investments since the date the Company's ownership dropped below 50%.

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

      In 1999, the Company acquired a controlling majority interest in Animated Images, CyberCrop.com, EmployeeLife.com, ICG Commerce and iParts. In 2000, the Company acquired a controlling interest in AssetTRADE, Delphion, Emptoris, eu-Supply, eMarket Capital, Industrial America.com LLC (now MROLink), ICG Asia, Mesania, OnMedica, PaperExchange.com and RightWorks. Animated Images' operations include software development and consulting services. Emptoris develops procurement management systems and provides

                          INTERNET CAPITAL GROUP, INC.

1.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

consulting services to power e-marketplaces. ICG Commerce provides strategic sourcing consulting and online Internet purchasing. RightWorks provides internet based software for powering B2B digital marketplaces. PaperExchange.com operates an e-business marketplace for the pulp and paper industry. AssetTRADE operates an e-business marketplace for surplus industrial assets. The other consolidated subsidiaries are development stage companies that have generated negligible revenue since their inception.

      The Company's approximate direct and indirect voting interest in the consolidated companies is as follows: AssetTRADE, 51%; CyberCrop.com, 78%; Delphion, 33%; eMarket Capital, 54%; Emptoris, 62%; eu-Supply, 51%; ICG Asia, 54%; ICG Commerce, 52%; iParts, 67%; Mesania, 56%; MROLink, 52%; OnMedica, 55%; PaperExchange.com, 83%; and RightWorks, 91% at March 31, 2001. Delphion is accounted for as a consolidated Partner Company based on the Company's representation on Delphion's Board of Directors.

      Equity Method. Partner Companies whose results are not consolidated, but over whom the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to a Partner Company depends on an evaluation of several factors including, among others, representation on the Partner Company's Board of Directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the Partner Company, including voting rights associated with the Company's holdings in common, preferred and other convertible instruments in the Partner Company. Under the equity method of accounting, a Partner Company's accounts are not reflected within the Company's Consolidated Statements of Operations; however, the Company's share of the earnings or losses of the Partner Company is reflected in the caption "Equity Loss - share of partner company losses" in the Consolidated Statements of Operations.

      The amount by which the Company's carrying value exceeds its share of the underlying net assets of Partner Companies accounted for under the consolidation or equity method of accounting is amortized on a straight-line basis generally over three years.

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

                          INTERNET CAPITAL GROUP, INC.

1.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

      The Company operates in an industry that is rapidly evolving and extremely competitive. Recently, many Internet based businesses, including some with B2B business models, have experienced difficulty in raising additional capital necessary to fund operating losses and continued investments that their management teams believe are necessary to sustain operations. Valuations of public companies operating in the Internet B2B e-commerce sector declined significantly during 2000 and continued to decline through the first quarter of 2001. In the first quarter of 2000 the Company announced several significant acquisitions that were financed principally with shares of the Company's stock and, based on the price of the Company's stock at the time, were valued in excess of $1 billion. Based on the Company's periodic review of its Partner Company holdings, including those valued in the first quarter of 2000, during the three months ended March 31, 2001, an impairment charge of $1.2 billion was recorded to write down certain Partner Company holdings. $736.8 million of this charge related to the Company's consolidated subsidiaries, $699.2 million of which relates to the Company's sale of RightWorks and is reported within "Impairment related and other" in the Company's Consolidated Statement of Operations (see footnote 7). The remaining impairment charges relate to equity method and cost method companies. Charges associated with equity method companies are reported as part of the Company's equity losses (see footnote 4). Charges related to cost method companies are reported in "Other income
(loss), net".

Revenue Recognition

      For the three months ended March 31, 2001, the Company's revenues were primarily attributable to AssetTRADE, ICG Commerce, PaperExchange.com and RightWorks.

      RightWorks derives revenue from software license fees and services. Fees from licenses are recognized as revenue upon contract execution, provided all shipment obligations have been met, fees are fixed or determinable, collection is probable, and vendor-specific objective evidence exists to allocate the total fee between all elements of the arrangement. Maintenance revenue is recognized ratably over the term of the maintenance contract. Consulting and training revenue is recognized when the services are performed.

      PaperExchange.com operates an e-business marketplace for the pulp and paper industry. PaperExchange.com acts as a principal or as an agent under agreements with certain suppliers. The majority of PaperExchange.com's revenue is the result of arrangements where PaperExchange.com acts as a principle, takes ownership and bears the risk of loss. To date, an insignificant amount of revenues has been generated from amounts for which PaperExchange.com acts as an agent. Revenues are recognized when products are shipped.

      AssetTRADE operates as an online auction for industrial equipment. Approximately 50% of AssetTRADE's revenues are the result of arrangements where AssetTRADE acts as a principle, takes ownership and bears the risk of loss. Approximately 50% of AssetTRADE's revenue relates to arrangements where AssetTRADE acts as an agent and revenues are reported net of costs.

                          INTERNET CAPITAL GROUP, INC.

1.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      ICG Commerce's revenues are generally recorded as services are rendered.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain amounts recorded to reflect the Company's share of losses of Partner Companies accounted for under the consolidated or equity method are based on unaudited results of operations of those Partner Companies and may require adjustments in the future when audits of these entities are made final.

      It is reasonably possible that the Company's accounting estimates with respect to the useful life and ultimate recoverability of the Company's carrying basis, including goodwill, in Partner Companies could change in the near term and that the effect of such changes on the financial statements could be material. At March 31, 2001, the recorded amount of carrying basis including goodwill is not impaired, although there can be no assurance that the Company's future results will confirm this assessment, that a significant write-down of Partner Company carrying basis including goodwill will not be required in the future, or that a significant loss will not be recorded in the future upon the sale of a Partner Company.

Cash and Cash Equivalents

      The Company considers all highly liquid instruments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Cash and cash equivalents at March 31, 2001 and December 31, 2000 are invested principally in money market accounts and commercial paper.

Available-for-Sale Securities

      Available-for-sale securities are reported at fair value, based on quoted market prices, with the net unrealized gain or loss reported as a component of accumulated other comprehensive loss in stockholders' equity.

Short-term investments

      Short-term investments are debt securities maturing in less than one year and are carried at amortized cost, which approximates fair value.

Derivative Financial Instruments

      The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. The accounting for changes in fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding the derivative.

      The Company holds interests in publicly held equity securities and privately held equity securities that expose the Company to fluctuations in the fair values of those companies' securities and to variability in future cash flows of forecasted transactions of available-for-sale securities. The Company assesses risk of publicly held equity securities by continually monitoring changes in the market value of the equity securities. The Company selectively uses derivative financial instruments, including cashless collar agreements ("Collars") and contracts to manage these exposures to variability in future cash flows. The credit risks associated with the Company's derivative financial instruments are controlled through the evaluation and monitoring of the creditworthiness of the counter parties. Although the Company may be exposed to losses in the event of nonperformance by the counter parties, the Company does not expect such losses, if any, to be significant. The Company does not attempt to minimize its

                          INTERNET CAPITAL GROUP, INC.

1.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

exposure to fluctuations in fair values of interests in publicly held equity securities or privately held equity securities of its Partner Companies. The Company does not hold or issue any derivative financial instruments for trading purposes and is not a party to leveraged instruments.

      In March 2000, the Company entered into three cashless collar agreements (the "Equity Collars") to hedge forecasted sales of its holdings of Ariba, Inc. ("Ariba") common stock. The Equity Collars limit the Company's exposure to and benefits from price fluctuations in the underlying equity securities. The Company has designated the Equity Collars as cash flow hedges and recorded the Equity Collars at their estimated fair value, with unrealized gains and losses resulting from changes in fair value recorded as a component of "Accumulated other comprehensive income (loss)" and changes due to the ineffectiveness of the Equity Collars to "Other income (loss)". Unrealized gains and losses as a result of these instruments are recognized in the consolidated statements of operations when the underlying hedged item is extinguished or otherwise terminated. Two of the Equity Collars were terminated in December 2000 and March 2001. The remaining Equity Collar matures in January 2003. Gains relating to the ineffectiveness of the hedges were approximately $2.7 million for the three months ended March 31, 2001.

      The fair value of warrants issued to the Company by Partner Companies, which are derivative instruments, are recorded on the balance sheet as issuance in "Ownership interests in and advances to Partner Companies" and are determined using the Black-Scholes method. Changes in the fair value of the warrants are recorded to "Other income (expense)".

      During the three months ended March 31, 2001, the Company acquired warrants from Partner Companies in connection with the acquisition of ownership interests in and advances to Partner Companies and the issuance of a letter of credit to secure debt financing for a Partner Company. The estimated fair value of these warrants upon issuance was approximately $13.0 million.

      The adoption of SFAS No. 133 resulted in recording $7.9 million of decline in fair value of warrants held in Partner Companies to "Cumulative effect of change in accounting principle" in the consolidated statement of operations for the three months ended March 31, 2001. The fair value of warrants held in Partner Companies was $53.7 million on January 1, 2001. Estimated losses on the fair value of all outstanding warrants for the three months ended March 31, 2001 was approximately $43.0 million. The estimated fair value of warrants held in Partner Companies was approximately $23.7 million at March 31, 2001.

Intangibles

      Goodwill, the excess of cost over net assets of businesses acquired, and other intangible assets are amortized on a straight-line basis generally over three to five years. Goodwill and other intangible assets at March 31, 2001 of $214.3 million is attributable to the Company's acquisitions of ownership interests in its consolidated Partner Companies, acquisitions of businesses completed by consolidated Partner Companies, and consolidated Partner Companies' other intangible assets.

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

                          INTERNET CAPITAL GROUP, INC.

1.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      The Company's effective tax rate for the three months ended March 31, 2001 differed from the federal statutory rate of 35% principally due to the establishment of a valuation allowance for the net deferred tax asset. The Company's effective tax rate for the three months ended March 31, 2000 differed from the federal statutory rate of 35% principally due to the impact of state taxes and certain nondeductible expenses.

      The Company's net deferred tax asset before valuation allowance of $510.7 million at March 31, 2001 consists primarily of $436.2 million related to the carrying value of its Partner Companies and net operating loss carryforwards of approximately $71.8 million.

      The Company has recorded a valuation allowance equal to its net deferred tax asset because management believes at this time it is not likely that the Company will realize the benefits of these assets. The assets relate primarily to the excess of tax basis over book basis of the Partner Companies and net operating loss carryforwards. Most of the Partner Companies are in an early stage of development, currently generate significant losses and are expected to generate significant losses in the future. The marketability of the securities held in the Partner Companies is generally limited as they primarily represent ownership interest in companies whose stock is not publicly traded. As of March 31, 2001, the only publicly traded Partner Companies are VerticalNet, Breakaway Solutions, eMerge Interactive, Onvia.com, Universal Access and ICG Asia. Each of these companies has experienced a significant decline in the value of their stock price along with the business sectors that they operate in. Accordingly, a full valuation allowance was established for the Company's net deferred tax asset at March 31, 2001.

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

Foreign Currency Translation

      The functional currency for the Company's foreign subsidiaries is the local currency of the country in which it operates. Assets and liabilities are translated using the exchange rate at the balance sheet date. Revenue, expenses, gains and losses are translated at the average exchange rate in the month those elements are recognized. Translation adjustments, which have not been material to date, are included in "Accumulated other comprehensive income (loss)".


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

                                                         THREE MONTHS ENDED
                                                         ------------------
                                                             MARCH 31,
                                                             ---------
                                                       2001             2000
                                                       ----             ----
                                                          (IN THOUSANDS)
                                                            (UNAUDITED)
Net income (loss)                                  $(1,700,197)     $ 351,975
Other comprehensive income (loss):
      Unrealized depreciation, net of tax              (39,903)       (94,202)
      Change in value of cash flow hedge, net
         of tax                                         30,841         18,062

      Reclassification adjustments, net of tax          64,443        (16,882)
      Foreign currency translation adjustment              440            (40)
                                                   -----------      ---------

Comprehensive income (loss)                        $(1,644,376)     $ 258,913
                                                   ===========      =========

3.   NET INCOME (LOSS) PER SHARE

      The calculations of Net Income (Loss) Per Share prior to cumulative effect of change in accounting principle were:

                                                                                      THREE MONTHS ENDED
                                                                                      ------------------
                                                                                          MARCH 31,
                                                                                          ---------
                                                                                    2001            2000
                                                                                    ----            ----
                                                                                         (IN THOUSANDS EXCEPT
                                                                                            PER SHARE DATA)
                                                                                            (UNAUDITED)
Basic
      Net income (loss)...................................................       $(1,700,197)       $351,975
      Less:  Cumulative effect of change in accounting principle..........            (7,886)          --
                                                                                 -----------        --------
      Net income (loss) before change in accounting principle.............       $(1,692,311)       $351,975
                                                                                 ===========        ========
      Average common shares outstanding...................................           280,506         264,191
                                                                                 ===========        ========
      Basic...............................................................         $   (6.03)        $  1.33
                                                                                 -----------        --------
Diluted
      Net income (loss) before change in accounting principle.............       $(1,692,311)       $351,975
Partner Company equity adjustment.........................................           --               (1,338)
                                                                                 -----------        --------

Adjusted net income (loss)................................................       $(1,692,311)       $350,637
                                                                                 ===========        ========
      Average common shares outstanding...................................           280,506         264,191
      Effect of:
            Dilutive options..............................................              --             2,976
            Dilutive securities...........................................              --             2,965
                                                                                 -----------        --------

      Average common shares assuming dilution.............................            280,506        270,132
                                                                                 ===========        ========
      Diluted.............................................................         $   (6.03)        $  1.30
                                                                                 ===========        ========

                          INTERNET CAPITAL GROUP, INC.

3.   NET INCOME (LOSS) PER SHARE  (CONTINUED)

      If a consolidated or equity method Partner Company has dilutive options or securities outstanding, diluted net income (loss) per share is computed first by deducting from income (loss) from continuing operations the income attributable to the potential exercise of the dilutive options or securities of the Partner Company. For the three months ended March 31, 2000, the impact of a Partner Company's dilutive securities has been shown as an adjustment to net income for purposes of calculating diluted net income per share. The following options and warrants were not included in the computation of diluted EPS as their effect would have been anti-dilutive: options to purchase 23,493,286 shares of common stock at an average price of $32.61, outstanding as of March 31, 2001; warrants to purchase 1,475,775 shares of common stock at $6.00, outstanding as of March 31, 2001; and convertible subordinated notes convertible into 4,443,267 shares of common stock outstanding as of March 31, 2001 and 2000.

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

                           AS OF MARCH 31,                 AS OF DECEMBER 31,
                              2001                                2000
                           ---------------                 ------------------
                            CARRYING                      CARRYING
                             VALUE       COST BASIS         VALUE        COST BASIS
                             -----       ----------         -----        ----------
                                 (UNAUDITED)
Equity Method            $  615,648     $1,294,363     $1,231,769     $1,710,361
Cost Method                  42,941         68,648        127,794        140,389
                         ----------                    ----------
                         $  658,589                    $1,359,563
                         ==========                    ==========

      At March 31, 2001, the Company's carrying value in its Partner Companies accounted for under the equity method exceeded its share of the underlying equity in the net assets of such companies by $268.8 million. This excess relates to ownership interests acquired through March 31, 2001 and is generally being amortized over a three year period. Amortization expense of $74.0 million is included in "Equity loss-goodwill amortization" in the accompanying Consolidated Statements of Operations for the three months ended March 31, 2001.

      The following unaudited summarized financial information for Partner Companies accounted for under the equity method of accounting at March 31, 2001 and 2000 has been compiled from the financial statements of the respective Partner Companies:

                                                                                                    THREE MONTHS ENDED
                                                                                                    ------------------
                                                                                                        MARCH 31,
                                                                                                    ------------------
                                                                                                      2001          2000
                                                                                                      ----          ----
      Revenue..................................................................................    $ 482,255     $ 150,998
      Net Loss.................................................................................    $(323,930)    $(140,704)

      During the three months ended March 31, 2001 the Company recorded impairment charges of $415.9 million related to four equity method companies. The majority of these charges related to eCredit.com, Inc. ("eCredit") in the amount of $367.5 million. eCredit provides real-time credit, financing and related services to e-businesses over an Internet-based platform, which connects businesses to financing partners and information sources at the point of sale. In June 2000, the Company acquired a 39% interest in eCredit for 4,655,558 shares of the Company's common stock valued at $424.7 million or approximately $91 per share. The Company increased its interest in eCredit to approximately 42% for an additional $25.6 million in cash and notes through the remainder of 2000. The Company noted a continued substantial decline in the market for companies in the business to business e-commerce sector during the first quarter of 2001 and determined the market value for eCredit had declined significantly. As a

                          INTERNET CAPITAL GROUP, INC.

4.   OWNERSHIP INTERESTS IN AND ADVANCES TO PARTNER COMPANIES (CONTINUED)

result the Company performed an evaluation of the carrying amount of its investment in eCredit in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and determined that it was necessary to record an impairment charge as of March 31, 2001. The impairment charge was based on the estimated current fair value of eCredit, which was determined by estimating the future discounted cash flows related to eCredit, including the estimated proceeds upon disposition. Impairment charges related to equity method companies have been included in the Consolidated Statements of Operations as "Equity loss - impairment related".

      The Company also recorded $48.7 million in impairment charges related to seven cost method Partner Companies for which it has been determined that the Company will not be able to recover its full investment. Impairment charges related to cost method companies have been included in the Consolidated Statements of Operations as a component of "Other income (loss), net".


5.   DEBT

Convertible Subordinated Notes

      In December 1999, the Company issued $566.3 million of convertible subordinated notes. The notes bear interest at an annual rate of 5.5% and mature in December 2004. The notes are convertible at the option of the holder, at any time on or before maturity into shares of the Company's common stock at a conversion price of $127.44 per share, which is equal to a conversion rate of
7.8468 shares per $1,000 principal of notes. Additionally, the notes may be redeemed by the Company if the Company's closing stock price exceeds 150% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days. The conversion rate is subject to adjustment. The Company recorded interest expense of $7.8 million relating to these notes during the three months ended March 31, 2001 and 2000, with interest payments due semi annually through December 21, 2004. Issuance costs of $18.3 million were recorded in other assets and are being amortized as interest expense over the term of the notes using the effective interest method. The fair value of the convertible subordinated notes at March 31, 2001 was approximately $142.5 million.

Credit Facilities

      The Company's credit facility provides for borrowings up to $125 million, including the issuance of letters of credit, in the form of a $125 million two-year secured revolving credit facility. The credit facility expires in March 2002. The facility is subject to a .375% unused commitment fee, bears interest, at the Company's option at LIBOR plus 2.0% or the lenders' Base Rate (the lenders' Base Rate being the greater of (i) the prime rate or (ii) the Federal Funds Rate plus .5%) and is secured by substantially all of the Company's assets (including the Company's holdings in its domestic Partner Companies). Borrowing availability under the facility is based on the fair market value of the Company's holdings of U.S. publicly traded Partner Companies and the value, as defined in the facility, of the Company's private Partner Companies. At March 31, 2001, based on the provisions of the borrowing base, $112.3 million of the borrowing base was available less outstanding letters of credit of $8.6 million.

Long-Term Debt

      The Company's long-term debt of $41.9 million relates to its Consolidated Partner Companies, is non-recourse to the Company, and primarily consists of secured notes due to stockholders and outside lenders of AssetTRADE, ICG Commerce, RightWorks and capital lease commitments.

                          INTERNET CAPITAL GROUP, INC.

5.   DEBT (CONTINUED)

Notes Payable to Partner Companies

      Notes payable to Partner Companies of $13.2 million at March 31, 2001 consists of non-interest bearing notes due to eCredit and FuelSpot.com, Inc. ("FuelSpot") in the amount of $10 million and $3.2 million, respectively.

6.    ACQUISITIONS

      In January 2001, ICG Commerce acquired a controlling interest in ePValue, Inc. ("ePValue"), a provider of outsourced purchasing services for large enterprises. Prior to the acquisition, Accenture LLP ("Accenture") and Sun MicroSystems, Inc. were the majority shareholders of ePValue. ICG Commerce issued an aggregate of 3,858,809 shares of its common and Series C Preferred stock as well as a commitment to issue an additional 120,000 shares of its common stock upon conversion of all outstanding common stock of ePValue in a merger. In addition, in connection with the merger, certain of the sellers will receive the right to earn up to an additional 3,924,774 shares of ICG Commerce common stock if, by December 31, 2001, ePValue enters into customer arrangements which generate cash inflows and meet an addressable special threshold defined in the agreement. ICG Commerce also entered into a strategic alliance with Accenture, pursuant to which Accenture can earn up to 7,358,950 shares of ICG Commerce's common stock based on the achievement of contractually agreed upon customer referral and revenue generation criteria.

      On January 15, 2001, AssetTRADE acquired all of the outstanding common stock of Michael Fox International, Inc. in exchange for $6 million in cash, $9 million in notes bearing interest at the Prime Rate and 1,260,000 warrants to purchase AssetTRADE common stock exercisable in the event of an initial public offering and at the initial public offering price. The $9 million promissory note is payable in four annual installments beginning on January 1, 2002 in the amount of $3 million, with remaining installments of $2 million payable annually thereafter. Additionally, there is contingent consideration payable in warrants and cash based upon achievement of prescribed EBITDA levels over a four-year period, as defined.

      In January 2001, OnMedica acquired a 100% interest in MediDesk in exchange for approximately $22.4 million of OnMedica stock. As a result of this acquisition, the Company's ownership in OnMedica declined to 55%.

      The above noted acquisitions did not have a material impact on revenues, net loss or earnings per share for the period ended March 31, 2001.

      The Company utilized $67 million in cash to acquire interests or make advances to new and existing Partner Companies during the three months ended March 31, 2001. These companies included: Autovia Corporation ("Autovia"), Bidcom, Blackboard, Inc. ("Blackboard"), Breakaway Solutions, Inc. ("Breakaway Solutions"), CommerceQuest, Inc. ("CommerceQuest") , CourtLink Corporation ("CourtLink"), CyberCrop.com, , E-Chemicals, Inc. ("E-Chemicals"), eCredit, FuelSpot, inreon Limited, ("inreon"), Logistics.com, Inc. ("Logistics.com"), OnMedica, PaperExchange.com, RightWorks, SageMaker, Inc. ("SageMaker") and USgift.com Corporation ("USgift.com").

                          INTERNET CAPITAL GROUP, INC.

7.     IMPAIRMENT RELATED AND OTHER

      Impairment related and other primarily relates to impairment charges for Partner Companies accounted for under the consolidation method of accounting.

      In June 2000, the Company acquired a controlling interest in RightWorks for 5,892,048 shares of the Company's common stock valued at $754 million ($128 per share) and $22 million in cash. On March 8, 2001, the Company announced the merger of RightWorks with i2 Technologies, Inc., ("i2 Technologies"). Upon closing of the merger, the Company expects to receive approximately 3.8 million shares, subject to certain adjustments, of i2 Technologies common stock. Based on the closing price of i2 Technologies' stock at the date of the Company's announcement ($21.43 per share), management estimated the Company would record a non-cash, pre-tax loss of approximately $672.3 million. At March 8, 2001 all of RightWorks' long-term net assets were classified as assets held for sale. As of March 31, 2001 i2 Technologies' stock had declined 32% to $14.50 per share, resulting in revaluation of the assets held for sale and an additional loss of $26.9 million or a total estimated loss on sale of $699.2 million. The actual loss may be greater or lesser than this amount depending on the trading price of i2 Technologies' stock upon closing which is expected to be completed in the latter half of the second quarter or during the third quarter of 2001. The net assets held for sale of $69.6 million represent the long lived assets of RightWorks and is included in other assets in the Company's consolidated balance sheet.

      Other impairment charges include $37.6 million related to two other consolidated Partner Companies for which it has been determined that the Company will not be able to recover its full investment.

      Impairment related and other also includes $13.5 million related to severance-related costs including $0.4 million in accelerated stock option charges for certain terminated employees and $13.1 million in costs associated with severance, facilities reduction and the write down of certain fixed assets. Consolidated Partner Companies recorded $2.0 million in severance costs.

8.   SEGMENT INFORMATION

      The Company's reportable segments using the "management approach" under SFAS No. 131, "Disclosures About Segments of a Business Enterprise and Related Information", consist of Partner Company Operations and General ICG Operations. Partner Company Operations includes the results of the Company's Consolidated Partner Companies and records the Company's share of earnings and losses of Partner Companies accounted for under the equity method of accounting.

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

8.   SEGMENT INFORMATION (CONTINUED)

      The following summarizes the unaudited information related to the Company's segments. All significant intersegment activity has been eliminated. Assets are owned or allocated assets used by each operating segment.

                                                                            THREE MONTHS ENDED
                                                                            ------------------
                                                                                MARCH 31,
                                                                            ------------------
                                                                           2001          2000
                                                                           ----          ----
                                                                             (IN THOUSANDS)
                                                                              (UNAUDITED)
PARTNER COMPANY OPERATIONS
      Revenue ....................................................    $    28,437     $   1,830
                                                                      -----------     ---------
Operating expenses
      Cost of revenue ............................................         17,259           689
      Selling, general and administrative ........................         77,344        13,585
         Research and development ................................         16,506          --
         Stock-based compensation ................................          9,422             8

         Amortization of goodwill and other intangibles ..........         93,967         2,181
         Impairment related and other ............................        738,807          --
                                                                      -----------     ---------

      Total operating expenses ...................................        953,305        16,463
                                                                      -----------     ---------
                                                                         (924,868)      (14,633)
Other expense, net ...............................................         (1,566)         --
Interest income ..................................................          4,359           129

Interest expense .................................................         (2,126)         (127)
                                                                      -----------     ---------
Loss before income taxes, minority interest and equity loss              (924,201)      (14,631)
Income taxes .....................................................            366           771
Minority interest ................................................         46,075         5,901
Equity loss - share of partner company losses ....................       (119,226)      (42,605)
Equity loss - goodwill amortization ..............................        (74,039)      (37,446)
Equity loss - impairment related .................................       (415,850)         --
                                                                      -----------     ---------

Loss from Partner Company Operations .............................    $(1,486,875)    $ (88,010)
                                                                      ===========     =========
GENERAL ICG OPERATIONS
      General and administrative .................................    $   (14,099)    $ (15,035)
         Stock-based compensation ................................         (1,368)       (1,854)
         Impairment and other ....................................        (13,490)         --
Other income (loss), net .........................................       (144,110)      657,686
Interest income (expense), net ...................................         (6,218)        9,458
Income taxes .....................................................        (26,151)     (210,270)
Cumulative effect of change in accounting principle ..............         (7,886)         --
                                                                      -----------     ---------

Income (loss) from General ICG Operations ........................    $  (213,322)    $ 439,985
                                                                      ===========     =========

                          INTERNET CAPITAL GROUP, INC.

8.   SEGMENT INFORMATION (CONTINUED)

                                                              AS OF MARCH 31,   AS OF DECEMBER 31,
                                                                  2001               2000
                                                                 -----               ----
                                                                       (IN THOUSANDS)
                                                              (UNAUDITED)
ASSETS
Partner Company Operations
      Cash, cash equivalents and short term investments..     $  246,868     $  283,062
      Carrying value of equity method Partner Companies .        615,648      1,231,769
      Goodwill and other intangible assets ..............        214,296      1,152,617
      Other .............................................        185,639        123,435
                                                              ----------     ----------
                                                               1,262,451      2,790,883
General ICG Operations
      Cash, cash equivalents and short term investments..        182,973        160,010
      Carrying value of cost method Partner Companies ...         42,941        127,794
      Available-for-sale securities .....................         81,176        187,851
      Other .............................................         75,993         70,680
                                                              ----------     ----------
                                                                 383,083        546,335
                                                              ----------     ----------
                                                              $1,645,534     $3,337,218
                                                              ==========     ==========

9.   PARENT COMPANY FINANCIAL INFORMATION

      Parent company financial information is provided to present the financial position and results of operations of the Company as if the Partner Companies accounted for under the consolidation method of accounting were accounted for under the equity method of accounting for all applicable periods presented. The Company's share of the consolidated Partner Companies' losses is included in "Equity income (loss)" in the Parent Company Statements of Operations for all periods presented based on the Company's ownership percentage in each period. The carrying value of the consolidated companies as of March 31, 2001 and December 31, 2000 is included in "Ownership interests in and advances to Partner Companies" in the Parent Company Balance Sheets.

Parent Company Balance Sheets

                                                                 AS OF MARCH 31,   AS OF DECEMBER 31,
                                                                 ---------------   ------------------
                                                                       2001                2000
                                                                      -----               ----
                                                                           (IN THOUSANDS)
                                                                   (UNAUDITED)
ASSETS
      Current assets .........................................     $  197,171     $  175,226
      Ownership interests in and advances to Partner Companies        913,651      2,446,763
      Available-for-sale securities ..........................         81,176        187,851
      Other ..................................................         48,965         80,371
                                                                   ----------     ----------
            Total assets .....................................     $1,240,963     $2,890,211
                                                                   ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities ....................................     $   42,335     $   51,435
      Non-current liabilities ................................        566,250        565,974
      Stockholders' equity ...................................        632,378      2,272,802
                                                                   ----------     ----------
            Total liabilities and stockholders' equity .......     $1,240,963     $2,890,211
                                                                   ==========     ==========

                          INTERNET CAPITAL GROUP, INC.

9.   PARENT COMPANY FINANCIAL INFORMATION  (CONTINUED)

Parent Company Statements of Operations

                                                                     THREE MONTHS ENDED
                                                                     ------------------
                                                                        MARCH 31,
                                                                     ------------------
                                                                   2001           2000
                                                                   ----           ----
                                                                   (IN THOUSANDS)
                                                                       (UNAUDITED)
Revenue .................................................     $      --        $    --
Operating expenses
      General and administrative ........................          14,099         15,036
      Stock-based compensation ..........................           1,368          1,853
      Impairment related and other ......................         750,297           --
                                                              -----------      ---------
Total operating expenses ................................         765,764         16,889
                                                              -----------      ---------
                                                                 (765,764)       (16,889)
      Other income (loss), net ..........................        (144,110)       657,686
           Interest income (expense), net ...............          (6,218)         9,458
                                                              -----------      ---------
Income (loss) before income taxes and equity loss                (916,092)       650,255
      Income taxes ......................................         (26,151)      (210,270)
      Equity loss .......................................        (750,068)       (88,010)
      Cumulative effect of change in accounting principle          (7,886)        --
                                                              -----------      ---------
Net income (loss) .......................................     $(1,700,197)     $ 351,975
                                                              ===========      =========

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

GENERAL

      We are an Internet company actively engaged in B2B e-commerce through a network of partner companies. As of March 31, 2001 we owned interests in 69 B2B e-commerce companies that we refer to as our partner companies. We focus on three types of B2B e-commerce companies, which we call technology infrastructure companies, horizontal services and vertical market makers.

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

      We operate in an industry that is rapidly evolving and extremely competitive. Recently, many Internet based businesses, including some with B2B business models, have experienced difficulty in raising additional capital necessary to fund operating losses and continue investments that their management teams believe are necessary to sustain operations. Valuations of public companies operating in the Internet B2B e-commerce sector declined significantly during 2000 and continued to decline during the first quarter of 2001. In the first quarter of 2000 we announced several significant acquisitions that were financed principally with shares of our stock and, based on the price of our stock at that time were valued in excess of $1 billion. Based on our periodic review of our partner company holdings, including those valued during 2000, an impairment charge of $1.2 billion was recorded to write down certain partner company holdings during the three months ended March 31, 2001. $736.8 million of this charge relates to our investment in our consolidated subsidiaries, which is reported in the caption "Impairment related and other" in our Consolidated Statement of Operations. The remaining impairment charges relate to equity method and cost method companies. Charges associated with equity method companies of $415.9 million are reported as part of our equity losses. Charges related to cost method companies of $48.7 million are reported in other income. It is reasonably possible that our accounting estimates with respect to the useful life and ultimate recoverability of our carrying basis including goodwill in partner companies could change in the near term and that the effect of such changes on the financial statements could be material. As of March 31, 2001, we believe the recorded amount of carrying basis including goodwill is not impaired. We cannot assure that our future results will confirm this assessment, or that a significant write-down of partner company carrying basis including goodwill will not be required in the future, or that a significant loss will not be recorded in the future upon the sale of a partner company.

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

      We acquired controlling majority ownership interests in EmployeeLife.com and iParts during the three months ended June 30, 1999, CyberCrop.com during the three months ended September 30, 1999, Animated Images and ICG Commerce during the three months ended December 31, 1999, AssetTRADE, Emptoris, ICG Asia, MROLink, and RightWorks during the three months ended June 30, 2000, eu-Supply, eMarket Capital, Mesania, OnMedica, and PaperExchange.com during the three months ended September 30, 2000, and StarCite during the three months ended December 31, 2000 each of which was consolidated from the date of its acquisition. In the three months ended June 30, 2000, we acquired a minority interest in Delphion. Due to provisions which give us control of Delphion's Board of Directors, we have consolidated Delphion since the date of acquisition. During the three months ended June 30, 2000, our ownership in EmployeeLife.com dropped below 50%. During the three months ended December 31, 2000, Animated Images merged with FreeBorders and our ownership dropped below 50%. During the three months ended March 31, 2001, our ownership interest in StarCite dropped below 50%. We have accounted for our ownership in EmployeeLife.com, Animated Images and StarCite as equity method investments since the date our ownership dropped below 50%. As of March 31, 2001, AssetTRADE, CyberCrop.com, Delphion, Emptoris, eu-Supply, eMarket Capital, ICG Asia, ICG Commerce, iParts, Mesania, MROLink, OnMedica, PaperExchange.com and RightWorks were our only consolidated partner companies.

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

      Equity Method. Partner companies whose results we do not consolidate, but over whom we exercise significant influence, are generally accounted for under the equity method of accounting. Whether or not we exercise significant influence with respect to a partner company depends on an evaluation of several factors including, among others, representation on the partner company's board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the partner company, including voting rights associated with our holdings in common, preferred and other convertible instruments in the partner company. Under the equity method of accounting, a partner company's accounts are not reflected within our Consolidated Statements of Operations; however, our share of the earnings or losses of the partner company is reflected in the caption "equity loss-share of partner company losses" in the Consolidated Statements of Operations. As of March 31, 2001, we accounted for 43 of our partner companies under the equity method of accounting. As of December 31, 2000, we accounted for 45 of our partner companies under this method.

      Our partner companies accounted for under the equity method of accounting at March 31, 2001 and December 31, 2000 included:




                                                                                                                   VOTING OWNERSHIP
                                                                                                PARTNER            ----------------
                                                                                                COMPANY      MARCH 31,  DECEMBER 31,
                                                                                                 SINCE         2001        2000
                                                                                                             ----------------------
EQUITY METHOD:
      Agribuys, Inc., ("Agribuys")...........................................................     2000           35%           35%
      AssetTRADE.com, Inc., ("AssetTRADE")...................................................     1999           N/A           48%
      Blackboard, Inc., ("Blackboard").......................................................     1998           22%           28%
      Breakaway Solutions, Inc., ("Breakaway")...............................................     1999           30%           30%
      Buy.co.uk limited, ("buy.co.uk").......................................................     2000           33%           33%
      BuyMedia, Inc., ("BuyMedia")...........................................................     2000           40%           40%
      Citadon, Inc., (formerly Bidcom, Inc.), ("Citadon")....................................     1999           N/A           27%
      CommerceQuest, Inc., ("CommerceQuest").................................................     1998           46%           44%
      Commerx, Inc.,  ("Commerx")............................................................     1998           40%           43%
      ComputerJobs.com, Inc., ("ComputerJobs.com")...........................................     1998           46%           46%
      CourtLink Corporation, ("CourtLink")...................................................     1999           34%           34%
      CreditTrade  Inc., ("CreditTrade").....................................................     2000           30%           30%
      eCredit.com, Inc.,  ("eCredit")........................................................     2000           42%           42%
      eMarketWorld.com, Inc., ("eMarketWorld")...............................................     1999           42%           42%
      eMerge Interactive, Inc., ("eMerge Interactive").......................................     1999           35%           36%
      eMetra Limited, ("eMetra").............................................................     2000           45%           45%
      EmployeeLife.com, Inc., ("EmployeeLife.com")...........................................     1999           N/A           49%
      Eumedix.com BV, (`Eumedix")............................................................     2000           N/A           39%
      FOL Networks Limited, ("FOL Networks").................................................     2000           32%           32%
      FreeBorders.com, Inc., ("FreeBorders").................................................     2000           34%           38%
      FuelSpot.com, Inc., ("FuelSpot").......................................................     2000           44%           37%
      InfoMart Corporation, ("InfoMart").....................................................     2000           45%           45%
      inreon limited, ("inreon").............................................................     2001           31%           N/A
      Internet Commerce Systems, Inc., ("Internet Commerce Systems").........................     1999           44%           44%
      Internet Healthcare Group L.L.C., ("Internet Healthcare") .............................     2000           38%           38%
      Investor Force Holdings, Inc., ("Investor Force")......................................     1999           39%           39%
      iSky, Inc., ("iSky")...................................................................     1996           26%           26%
      LinkShare Corporation, ("LinkShare")...................................................     1998           40%           40%
      Logistics.com, Inc., ("Logistics.com").................................................     2000           33%           29%
      MetalSite, Inc., ("MetalSite").........................................................     1999           38%           38%
      NetVendor  Inc., ("NetVendor").........................................................     1999           35%           35%
      Onvia.com, Inc., ("Onvia.com").........................................................     1999           20%           N/A
      PrintMountain Ltd., ("PrintMountain")..................................................     2000           N/A           28%
      RetailExchange.com, Inc., ("RetailExchange.com").......................................     1999           28%           28%
      SageMaker, Inc., ("SageMaker").........................................................     1998           N/A           20%
      Simplexis.com, ("Simplexis")...........................................................     2000           47%           47%
      Sourceree Limited, ("Sourceree").......................................................     2000           39%           39%
      StarCite, Inc., ("StarCite")...........................................................     1999           49%           N/A
      Syncra Systems, Inc., ("Syncra Systems")...............................................     1998           36%           36%
      TALPX Inc., ("TALPX")..................................................................     2000           28%           28%
      TeamOn.com, Inc., ("TeamOn.com").......................................................     2000           34%           33%
      Textiles Online Marketplaces Limited,  (dba "Texyard") ................................     2000           42%           N/A
      Tibersoft Corporation, ("Tibersoft")...................................................     2000           28%           28%
      traffic.com, Inc., ("traffic.com").....................................................     1999           33%           34%
      United Messaging, Inc., ("United Messaging")...........................................     1999           26%           26%
      Universal Access, Inc., ("Universal Access")...........................................     1999           23%           22%
      USgift.com Corporation, ("USgift.com").................................................     1999           36%           35%
      VerticalNet, Inc., ("VerticalNet").....................................................     1996           25%           28%
      Vivant! Corporation, ("Vivant!").......................................................     1998           38%           38%

      As of March 31, 2001, we owned voting convertible preferred stock in all companies listed except Breakaway Solutions, eMerge Interactive, Onvia.com, Universal Access and VerticalNet, in which we owned voting common stock and CommerceQuest, in which we owned non-voting convertible debentures. We also owned voting common stock and convertible notes in a number of these partner companies and as of March 31, 2001, in most cases, had representation on the board of directors of the above partner companies.

      Those partner companies listed with a voting ownership of "N/A" reflects that these companies were accounted for under a different method at that time, these companies were subsequently sold, merged or ceased operations, or we had not acquired an interest in the Partner Company as of March 31, 2001.

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

      Cost Method. Partner companies not accounted for under either the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, our share of the earnings or losses of these companies is not included in our Consolidated Statements of Operations. As of March 31, 2001 we accounted for 12 of our partner companies under this method. As of December 31, 2000 we accounted for 16 of our partner companies under this method.

      Our partner companies accounted for under the cost method of accounting at March 31, 2001 and December 31, 2000 included:

                                                                                                VOTING OWNERSHIP
                                                                                    -----------------------------------------
                                                                                     PARTNER
                                                                                     COMPANY       MARCH 31,     DECEMBER 31,
                                                                                      SINCE         2001           2000
                                                                                      -----         ----           ----
COST METHOD:
      Arbinet-thexchange Inc., ("Arbinet").....................................       1999              8%            8%
      Autovia Corporation, ("Autovia").........................................       1998             N/A           19%
      Blackbird Holdings, Inc., ("Blackbird")..................................       2000             N/A           19%
      cargobiz.com AG, ("cargobiz.com")........................................       2000             19%           19%
      Citadon, Inc. ...........................................................       1999             14%           N/A
      ClearCommerce Corporation ("ClearCommerce")..............................       1997             11%           11%
      Collabria, Inc., ("Collabria")...........................................       1999              8%            8%
      Context Integration, Inc., ("Context Integration").......................       1997             12%           15%
      eColony, Inc., ("eColony')...............................................       2000              5%            5%
      Entegrity Solutions Corporation, ("Entegrity Solutions").................       1996              9%            9%
      GoIndustry AG, ("GoIndustry")............................................       2000             19%           19%
      Jamcracker, Inc., ("Jamcracker").........................................       1999             17%           17%
      Onvia.com, Inc. ("Onvia.com")............................................       1999             N/A           19%
      Persona, Inc., ("Persona")...............................................       1998              8%            8%
      Surgency, Inc., ("Surgency").............................................       1996             12%           12%
      Textiles Online Marketplaces Limited ("Texyard").........................       2000             N/A           16%
      VerticalNet Europe BV, ("VerticalNet Europe")............................       2000             N/A           11%

      As of March 31, 2001, we owned voting convertible preferred stock in all companies listed above. We also owned voting common stock in a number of these partner companies and in most cases have representation on the board of directors of the above partner companies. We record our ownership in debt securities at cost as we have the ability and intent to hold these securities until maturity. In addition to our investments in voting and non-voting equity and debt securities, we also periodically make advances to our partner companies in the form of promissory notes.

      Those partner companies listed with a voting ownership of "N/A" at March 31, 2001 reflects that either these companies were accounted for under a different method at that time or we sold our ownership interest during the period ended March 31, 2001.

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

EFFECT OF VARIOUS ACCOUNTING METHODS ON THE PRESENTATION OF OUR FINANCIAL STATEMENTS

      The presentation of our financial statements may differ from period to period primarily due to whether or not we apply the consolidation method of accounting or the equity method of accounting. The presentation of our consolidated financial statements looks substantially different as a result of consolidating AssetTRADE, CyberCrop.com, Delphion, eMarket Capital, Emptoris, eu-Supply, ICG Asia, ICG Commerce, iParts, Mesania, MROLink, OnMedica, PaperExchange.com, and RightWorks for the three months ended March 31, 2001 versus comparable periods in the prior year.

      To understand our net results of operations and financial position without the effect of consolidating our majority owned subsidiaries, Note 9 to our Consolidated Financial Statements summarizes our Parent Company Statements of Operations and Balance Sheets which treat our majority owned subsidiaries as if they were accounted for under the equity method of accounting for all periods presented. Our share of the losses of those companies accounted for under the consolidated method of accounting is included in "Equity loss" in the Parent Company Statements of Operations. The carrying value of those companies accounted for under the consolidated method of accounting is included in "Ownership interests in and advances to Partner Companies" in the Parent Company Balance Sheets.

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

NET RESULTS OF OPERATIONS-PARTNER COMPANY OPERATIONS

Consolidated Companies -- Analysis of the periods ended March 31, 2001 and 2000

      CyberCrop.com, Delphion, eMarket Capital, Emptoris, eu-Supply, ICG Asia, iParts, Mesania, MROLink and OnMedica have generated negligible revenue since their inception, and incurred aggregate operating expenses of $38.8 million, during the three months ended March 31, 2001. For the three months ended March 31, 2001, AssetTRADE, ICG Commerce, RightWorks and PaperExchange.com accounted for $23.9 million of our consolidated revenues in the aggregate. AssetTRADE was consolidated during the three months ended March 31, 2001. The majority of AssetTRADE's revenue is the result of two recent acquisitions. As discussed further below, we have agreed to sell our ownership in RightWorks. RightWorks accounted for $6.1 million of our consolidated revenues. RightWorks was acquired in June 2000 and has significantly increased its customer base since that time. 60% of RightWorks' revenue relates to software license sales and 28% relates to consulting services. PaperExchange.com was consolidated as of September 30, 2000. PaperExchange.com provides an exchange for the pulp and paper industry. AssetTRADE, ICG Commerce, PaperExchange.com and RightWorks incurred aggregate operating expenses of $94.9 million during the three months ended March 31, 2001. Operating expenses consist primarily of selling, general and administrative expenses as they deploy their business models.

      Animated Images, CyberCrop.com, EmployeeLife.com, ICG Commerce and iParts were consolidated during the period ended March 31, 2000 and accounted for $1.8 million and $15.5 million of our Partner Company Operations' revenue and operating expenses, respectively. CyberCrop.com, EmployeeLife.com and iParts are development stage companies, have generated negligible revenue since their inception, and incurred aggregate operating expenses of $3.6 million during the period ended March 31, 2000. Animated Images and ICG Commerce generated aggregate revenues of approximately $1.8 million during the period and incurred aggregate operating expenses of $11.9 million, primarily selling general and administrative expenses as they deploy their business models. Also included in selling, general and administrative expenses for the period ended March 31, 2000 was $1 million of goodwill amortization related to our acquisitions of these partner companies.

      At March 31, 2001, consolidated partner company interests resulting in goodwill and other intangibles totaled $214.3 million, which is being amortized generally over three to five years. Amortization expenses related to the consolidated companies for the three months ended March 31, 2001 and 2000 was $94.0 million and $1 million, respectively. Without giving effect to additional acquisitions or dispositions in consolidated companies subsequent to March 31, 2001, we expect goodwill amortization related to consolidated companies to be approximately $190 million for the year ended December 31, 2001.

      In June 2000, we acquired a controlling interest in RightWorks for 5,892,048 shares of our common stock valued at $754 million ($128 per share) and $22 million in cash. On March 8, 2001, we announced the merger of RightWorks with i2 Technologies. Upon closing of the merger, we expect to receive about 3.8 million shares of common stock of i2 Technologies subject to certain adjustments. Based on the closing price of i2 Technologies' common stock at the date of our announcement ($21.43 per share), we estimated we would record a non-cash, pre-tax loss of approximately $672.3 million. At March 8, 2001 all of RightWork long-term net assets were classified as assets held for sale. As of March 31, 2001 i2 Technologies' common stock had declined 32% to $14.50 per share resulting in revaluation of the assets held for sale and an additional loss of $26.9 million or a total estimated loss on sale of $699.2 million. The actual loss may be greater or lesser than this amount depending on the trading price of i2 Technologies common stock upon closing which is expected to be completed late in the second quarter or during the third quarter. The net assets held for sale of $69.6 million represent the long lived assets of RightWorks and is included in other assets in our consolidated balance sheet.

      During the three months ended March 31, 2001 we recorded impairment charges of $37.6 million related to two other consolidated Partner Companies for which it has been determined that we will not be able to recover our full investment, and $2.0 million in restructuring charges recorded by our consolidated partner companies.

Equity Method Companies.

      A significant portion of our net results of operations is derived from companies in which we hold a significant minority ownership interest. These companies are accounted for under the equity method of accounting. Equity income
(loss) fluctuates with the number of companies accounted for under the equity method, our voting ownership percentage in these companies, the amortization of goodwill related to newly acquired ownership interests in equity method companies, and the net results of operations of these companies. During the three months ended March 31, 2001 we utilized cash or notes payable totaling $49.9 million to acquire partner company interests accounted for under the equity method of accounting which resulted in goodwill of $8 million which is being amortized over 3 years. Without giving effect to additional acquisitions in equity method companies subsequent to March 31, 2001, we expect goodwill amortization related to equity method companies to be approximately $180 million for the year ended December 31, 2001. The extent to which actual goodwill amortization in 2001 related to equity method companies exceeds this estimate will depend primarily upon the amount of capital we deploy in 2001 for the acquisition of additional ownership interests in equity method companies.

      During the period ended March 31, 2001, we accounted for 43 companies under the equity method of accounting, compared to 48 for the period ended March 31, 2000. All of the companies incurred losses in the periods ended March 31, 2001 and 2000. Our equity loss of $609.1 million for the period ended March 31, 2001 consisted of $119.2 million related to our share of the equity method companies' income and losses, $74.0 million of amortization of the goodwill of these companies and $415.9 million of impairment related charges. Of the $119.2 million equity loss related to our share of the income and losses of companies accounted for under the equity method for the period ended March 31, 2001, $55 million, was attributable to VerticalNet's, Universal Access', eMerge Interactive's and Breakaway Solutions' net losses, while the other 39 companies accounted for the remaining equity losses ranging from less than $0.1 million to $7.2 million.

      For the period ended March 31, 2001, VerticalNet had revenue of $36.7 million and a loss attributable to common stockholders of $92.2 million, compared to revenue of $12.9 million and income attributable to common stockholders of $42.1 million in the comparable period in 2000. The financial information excludes the results of VerticalNet's Exchanges division, which was sold on January 31, 2001. Revenues from VerticalNet's Markets division and Solutions division were $27.8 million and $8.9 million, respectively, for the quarter ended March 31, 2001. VerticalNet's revenue increased period to period primarily due to a significant increase in new storefronts as the number had grown from 3,302 as of March 31, 2000 to 23,519 as of March 31, 2001. Storefront customers grew from 2,273 as of March 31, 2000 to 21,943 as of March 31, 2001. During the first quarter of 2000, VerticalNet's reported net income of $42.1 million, primarily related to a one time gain on the sale of its interest in TRADEX Technologies, Inc. ("TRADEX") to Ariba.

      For the period ended March 31, 2001, Universal Access had revenue of $25.7 million and a loss attributable to common stockholders of $15.0 million compared to revenue of $7.3 million and a loss attributable to common stockholders of $9.1 million for the comparable period in 2000. The company has generated substantially all of its revenue from providing ongoing, dedicated circuit access. Monthly recurring circuit revenues are generated under client contracts with terms ranging from 12 to 60 months. Increased revenue was attributable to continued growth in customer base and increased volume in circuits sold.

      For the period ended March 31, 2001, eMerge Interactive had revenue of $324.5 million and a loss attributable to common stockholders of $10.2 million compared to revenue of $38.0 million and a loss attributable to common stockholders of $5.5 million for the comparable period in 2000. Substantially all revenue for the period was derived from cattle sales. During the period ended March 31, 2001, the number of cattle sold by eMerge Interactive rose to 659,000 heads compared to the 66,000 heads sold during the period ended March 31, 2000. Gross margin per head averaged $6.05 for the quarter compared to $3.02 in the comparable quarter a year earlier.

      Breakaway Solutions is a full service provider of integrated strategy, implementation and application hosting solutions for collaborative businesses. During the quarter, Breakaway Solutions announced restructuring plans which will significantly reduce costs. These cost cuts will include staff reductions and closing of facilities. This is in addition to estimated fourth quarter of 2000 asset impairment and one time restructuring charges relating to goodwill from acquisitions due to deterioration in market conditions. Due to the above noted factors, we anticipate the first quarter of 2001 operating loss for Breakaway Solutions will be higher than the operating loss in the comparable prior year period.

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

      During the first quarter of 2001 we recorded impairment charges of $415.9 million related to four equity method companies. The majority of these charges were $367.5 million, related to eCredit. eCredit provides real-time credit, financing and related services to e-businesses over an Internet-based platform, which connects businesses to financing partners and information sources at the point of sale. In June 2000 we acquired a 39% interest in eCredit for 4,655,558 shares of our common stock valued at $424.7 million or approximately $91 per share. We increased our interest in eCredit to approximately 42% for an additional $25.6 million in cash and notes through remainder of 2000. We noted a continued substantial decline in market opportunities for companies in the business to business e-commerce sector during the first quarter of 2001 and determined that the market value for eCredit had declined significantly. As a result we performed an evaluation of the carrying amount of its investment in eCredit in accordance with SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and determined that it was necessary to record an impairment charge as of March 31, 2001. The impairment charge was based on the estimated current fair value of eCredit, which was determined by estimating our future discounted cash flows related to eCredit including the estimated proceeds upon disposition. Impairment charges related to equity method companies have been included in the Consolidated Statements of Operations as "Equity loss - impairment related".

NET RESULTS OF OPERATIONS-GENERAL ICG OPERATIONS

General and Administrative

     Our general and administrative costs consist primarily of employee compensation, facilities, operating, outside services such as legal, accounting and consulting, and travel-related costs. We commenced operations in March 1996 with offices in Wayne, Pennsylvania and San Francisco, California. As the number of our employees grew to support our operations and those of our partner companies, our general and administrative costs increased. In late 1998, we opened an office in Boston, Massachusetts, and in 1999 we established operations in Seattle, Washington and London, England and in 2000 we established operations in Munich, Germany, Paris, France and Tokyo, Japan and we increased the number of our employees. General and Administrative costs increased quarter over quarter during 2000. During the fourth quarter of 2000 and first quarter of 2001, we reduced the number of our offices and employees and our administrative costs. As a result of these reductions our general and administrative costs have decreased approximately 35% for the three months ended March 31, 2001 from the fourth quarter of 2000.

Stock-Based Compensation

     Through March 31, 2001 we recorded aggregate deferred compensation expense of $24.7 million in connection with the grant of stock options to non-employees and the grant of employee stock options with exercise price less than the deemed fair value on the respective dates of grant. Stock based compensation for the three months ended March 31, 2001 and 2000 included $1.4 million and $1.9 million, respectively, of amortization expense related to these stock option grants. Accumulated amortization expense totals $18.1 million at March 31, 2001.

     Subsequent to March 31, 2001, we recorded additional aggregate deferred compensation of approximately $15 million relating to restricted stock grants to employees and modifications to certain stock option grants which will be amortized over the remaining vesting periods of two to three years.

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

      General ICG Operations' other income consisted of the following:

                                                                THREE MONTHS ENDED
                                                                ------------------
                                                                       MARCH 31,
                                                                ------------------
                                                               2001         2000
                                                               ----         ----
                                                                 (IN THOUSANDS)
Sale of i2 Technologies holdings ....................          --          26,967
Gain (loss) on issuance of stock by VerticalNet .....        (6,970)      176,794
TRADEX Sale to Ariba ................................          --         449,284
Sale of Ariba holdings ..............................       (30,988)         --
Loss on transfer of Onvia.com from Available-for-Sale       (27,434)         --
Partner company impairment charges ..................       (48,675)         --
Loss on partner company warrants ....................       (43,025)         --
Other ...............................................        12,982         4,641
                                                          ---------      --------
                                                          $(144,110)     $657,686
                                                          =========      ========

     In August 1999, we divested our ownership interest in SMART Technologies, Inc. due to the agreement of merger of SMART Technologies, Inc. and i2 Technologies. Upon completion of this merger during the three months ended September 30, 1999, our ownership interest in and advances to SMART Technologies, Inc. were converted into cash, common stock and warrants to purchase common stock of i2 Technologies. During the period ended March 31, 2000, we sold 180,176 shares of i2 Technologies which resulted in $31 million in proceeds received in April 2000 and a $27 million gain.

     As a result of VerticalNet issuing additional shares for acquisitions during the period ended March 31, 2000, our share of VerticalNet's net equity increased by approximately $176.8 million. This increase adjusted our carrying value in VerticalNet and resulted in a non-operating gain of $176.8 million for the period ended March 31, 2000. As a result of VerticalNet issuing additional shares for acquisitions below the book value of our interest in VerticalNet during March 2001, our share of VerticalNet's net equity decreased by $6.9 million. This decrease adjusts our carrying value in VerticalNet and results in a non-operating loss of $6.9 million for the quarter ended March 31, 2001. These gains (losses) were recorded in accordance with SEC Staff Accounting Bulletin No. 84 and our accounting policy with respect to such transactions. We believe there is a high likelihood that transactions similar to these, in which a partner company we account for under the consolidation or equity method of accounting issues shares of its common stock, will occur in the future and we expect to record gains or losses related to such transactions provided they meet the requirements of SEC Staff Accounting Bulletin No. 84 and our accounting policy. In some cases, as described in SEC Staff Accounting Bulletin No. 84, the occurrence of similar transactions may not result in a non-operating gain or loss but would result in a direct increase or decrease to our stockholders' equity.

     In March 2000 we exchanged all of our interest in TRADEX for about
2.9 million shares of Ariba common stock and entered into cashless collar agreements (the "Equity Collars") to hedge our holdings in Ariba common stock. Based on Ariba's closing price on March 9, 2000, the closing date of the transaction, we recorded a pre-tax gain of $449.3 million. Our holdings of Ariba are accounted for as available-for-sale securities and are marked to market, with the difference between carrying value and market value, net of deferred taxes, recorded in "Accumulated other comprehensive income (loss)" in the stockholders' equity section of our Consolidated Balance Sheets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115. The Equity Collars are accounted for as cash flow hedges with changes in fair value recorded in "Other Comprehensive Income" and changes due to the ineffectiveness of the hedges to "Other Income (Loss), net" in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". For the three months ended March 31, 2001, we recorded a $2.7 million gain related to the ineffective portion of the Equity Collars. In March 2001, we sold 733,334 shares of Ariba common stock at an average price of $114.52 and recorded a loss of $33.7 million.

        Due to Onvia.com's stock repurchase program in March 2001, our interest in Onvia.com increased to greater than 20%. On the date our ownership interest increased to greater than 20%, we transferred our interest in Onvia.com from Available-for-Sale Securities resulting in the recognition of a loss of $27.4 million.

     For the three months ended March 31, 2001, we recorded impairment charges of $48.7 million for the other than temporary decline in the fair value of certain cost method partner companies. We concluded that the carrying value of these partner companies was permanently impaired based on the achievement of business plan objectives and milestones and the fair value of the partner companies relative to their carrying values. The impairment charges we recorded were determined by comparing the carrying value of our ownership interests in these partner companies to the estimated fair values of our ownership interest.

     Due to the decline in the estimated fair value of warrants held for Partner Company stock, we recorded a loss of approximately $43 million in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging
Activities" during the three months ended March 31, 2001.

Interest Income

     Our cash and cash equivalents at March 31, 2001 are invested primarily in money market accounts and highly liquid, high quality debt instruments. During the three months ended December 31, 1999, we received approximately $831 million in our follow-on stock offering and approximately $549.9 million from the sale of convertible subordinated notes. At December 31, 1999, we had $1.3 billion in cash, cash equivalents and short term investments versus $443 million at December 31, 2000 primarily as a result of our investments in our Partner Companies. The decrease in interest income of $15.6 million in the three months ended March 31, 2001 versus the comparable period in the prior year was primarily due to the decrease in our cash and cash equivalents and short term investments.

Interest Expense

     Interest expense primarily relates to the December 1999 issuance of approximately $566.3 million in convertible subordinated notes due 2004 bearing interest at 5.5%.

Income Taxes

     Our net deferred tax asset before valuation allowance of $510.7 million at March 31, 2001 consists primarily of $436.2 million related to the carrying value of our partner companies and net operating loss carryforwards of approximately $71.8 million.

     We have recorded a valuation allowance equal to our net deferred tax asset because we believe at this time it is not likely that we will realize the benefits of these assets. The assets relate primarily to the excess of tax basis over book basis of our partner companies and net operating loss carryforwards. Most of our partner companies are in an early stage of development, currently generate significant losses and are expected to generate significant losses in the future. The marketability of the securities we own of our partner companies is generally limited as they primarily represent ownership interests in companies whose stock is not publicly traded. As of March 31, 2001, our only publicly traded partner companies are VerticalNet, Breakaway Solutions, eMerge Interactive, Onvia.com, Universal Access, and ICG Asia. Each of these companies has experienced a significant decline in the value of their stock price along with the business sectors in which they operate. Accordingly, a full valuation allowance was established for our net deferred tax asset at March 31, 2001.

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

     Our revolving bank credit facility provides a $125 million two-year secured revolving credit facility including the issuance of letters of credit. The credit facility expires in March 2002. The revolving facility is subject to
 .375% unused commitment fees, bears interest, at our option at LIBOR plus 2.0% or the lenders' Base Rate (the lenders' Base Rate being the greater of (i) the prime rate or (ii) the Federal Funds Rate plus .5%) and is secured by substantially all of our assets (including our holdings in domestic partner companies).

     Borrowing availability under the facility is based on the fair market value of our holdings of publicly-traded partner companies (VerticalNet, Breakaway Solutions, eMerge Interactive, Onvia.com and Universal Access as of March 31,
2001) and the value, as defined in the facility, of our private partner companies. If the market price of our publicly traded partner companies declines, availability under the credit facility could be reduced significantly and could have an adverse effect on our ability to borrow under the facility and could require an immediate repayment of a portion of our outstanding borrowings, if any. No amounts were outstanding on the facility as of March 31, 2001. At March 31, 2001, based on the provisions of the borrowing base, $112.3 million of the borrowing base was available less outstanding letters of credit of $8.6 million.

     Existing cash, cash equivalents and short-term investments, availability under our revolving bank credit facility, proceeds from the issuance of debt and equity securities of our consolidated partner companies to third parties, proceeds from the potential sales of all or a portion of our available-for-sale securities or minority interests in certain partner companies, and other internal sources of cash flow are expected to be sufficient to fund our cash requirements through the next 12 months, including commitments to new and existing partner companies, debt obligations and general operations requirements. At March 31, 2001, we were obligated for $41.6 million of guarantee commitments and $44.1 million of funding commitments to existing partner companies. If a consolidated partner company achieves agreed upon revenue or market capitalization milestones, we will be obligated to pay up to an aggregate amount of $70 million in cash or stock at our option in additional purchase price consideration to other current or former shareholders of the partner company. This contingent obligation will expire on May 31, 2005 if the milestones are not achieved. We will continue to evaluate acquisition opportunities and may acquire additional ownership interests in new and existing partner companies in the next 12 months; however, such acquisitions will be made at our discretion. If we elect to make additional acquisitions, it may become necessary for us to raise additional funds. We may not be able to raise additional capital and failure to do so could have a material adverse effect on our business. If additional funds are raised through the issuance of equity securities, our existing stockholders may experience significant dilution.

     At March 31, 2001, our consolidated partner companies were obligated for $29 million of commitments related to acquisitions, of which $15 million is payable in cash or stock at their option. They were also contingently obligated to fund $5 million to related parties.

     Consolidated working capital decreased to $343.1 million at March 31, 2001, compared to $375 million at December 31, 2000 primarily as a result of advances we made to partner companies and net cash outflows from operations during the three months ended March 31, 2001.

     Cash used in operating activities in the three months ended March 31, 2001 compared to the same prior year period increased due to the increased cost of Partner Company Operations' general and administrative expenses.

     Cash used in investing activities primarily reflects the acquisition of ownership interests in and advances to new and existing partner companies.

     We utilized $67 million in cash to acquire interests in, make advances to or pay installments due to new and existing partner companies during the three months ended March 31, 2001. These companies included: Autovia, Bidcom, Blackboard, Breakaway Solutions, CommerceQuest, CourtLink, CyberCrop.com, E-Chemicals, eCredit, FuelSpot, inreon, Logistics.com, OnMedica,
PaperExchange.com, RightWorks, SageMaker and USgift.com.

     During the period from April 1, 2001 through May 9, 2001, we utilized $27 million to acquire interests in or make advances to or pay installments due to existing partner companies. These companies included: Breakaway Solutions, CourtLink, eCredit, FreeBorders, FuelSpot, Logistics.com, MROLink, OnMedica, Tex Yard and USgift.com

     During the three months ended March 31, 2001, we sold all of our ownership interests in Blackbird, EmployeeLife.com, SageMaker and VerticalNet Europe for proceeds totaling $27.4 million including 1,402,242 shares of common stock of divine, Inc. ("divine") valued at approximately $2.3 million.

     In March 2000, we sold all of our ownership interest in TRADEX in exchange for 2.8 million shares of Ariba common stock. We entered into cashless collar agreements with respect to 2.2 million shares of our holdings of Ariba common stock at fair value of $262.4 million. In June 2000, we sold about 631,530 shares of Ariba common stock at an average price of $78.57 for proceeds of $49.6 million. In December 2000 and March 2001, we terminated cashless collar arrangements with respect to 733,332 shares and 733,334 shares of Ariba common stock for proceeds of $91.1 million and $76.4 million, respectively. At March 31, 2001, our holdings of Ariba common stock and the related cashless collar agreement were valued at $75.8 million.

     In January 2001, ICG Commerce entered into a strategic alliance with Accenture, pursuant to which Accenture can earn up to 7,358,950 shares of ICG Commerce's common stock based on the achievement of contractually agreed upon customer referral and revenue-generation criteria.

     On January 15, 2001, AssetTRADE acquired all of the outstanding common stock of Michael Fox International, Inc. in exchange for $6 million in cash, $9 million in notes bearing interest at the Prime Rate and 1,260,000 warrants to purchase AssetTRADE common stock exercisable in the event of an initial public offering and at the initial public offering price. The $9 million promissory note is payable in four annual installments beginning on January 1, 2002 in the amount of $3 million with remaining installments of $2 million payable annually thereafter. Additionally, there is contingent consideration payable in warrants and cash based upon achievement of prescribed EBITDA levels over a four-year period, as defined.

     On January 24, 2001, OnMedica acquired a 100% interest in MediDesk for about $22.4 million of OnMedica stock. As a result, the Company's ownership in OnMedica declined to 55%.

     On March 8, 2001, we announced the merger of RightWorks with i2 Technologies. Upon closing of the merger, we expect to receive about 3.8 million shares of i2 Technologies' common stock in exchange for our interest in RightWorks. As of March 31, 2001 we have recorded a non-cash loss of about $699.2 million.

     Our general operations are not capital intensive, and capital expenditures in any year normally will not be significant in relation to our overall financial position. There were no material capital asset purchase commitments as of March 31, 2001.

RISK FACTORS

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

     In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "continue" or the negative of such terms or other similar expressions. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Form 10-Q might not occur.

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

     Of our $1.6 billion in total assets as of March 31, 2001, $929.9 million, or 56.5% consisted of ownership interests in and advances to our partner companies. The carrying value of our partner company ownership interests includes our original acquisition cost, the effect of accounting for certain of our partner companies under the equity method of accounting, the effect of adjustments to our carrying value resulting from certain issuances of equity securities by our partner companies, and the effect of impairment charges recorded for the decrease in value of certain partner companies. The carrying value of our partner companies will be impaired and decrease if one or more of our partner companies do not succeed. The carrying value of our partner companies is not marked to market; therefore, a decline in the market value of one of our publicly traded partner companies may impact our financial position by not more than the carrying value of the partner company. However, this decline would likely affect the price of our common stock. For example, VerticalNet, Breakaway Solutions, eMerge Interactive, Onvia.com, Universal Access and ICG Asia, our publicly traded partner companies, had respective market values of approximately $254.7 million, $22.3 million, $66.6 million, $79.6 million, $394.5 million and $213.7 million as of May 10, 2001. A decline in the market value of VerticalNet, Breakaway Solutions, Universal Access, Onvia.com, eMerge Interactive and ICG Asia will likely cause a decline in the price of our Common Stock.

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

Because we have limited resources to dedicate to our partner companies, some of the partner companies may not be able to raise sufficient capital to sustain their operations.

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

     Our strategy involves creating value for our stockholders by building leading B2B e-commerce companies. Our success depends on the acceptance by the public and private capital markets of B2B companies in general and of initial public offerings of those companies in particular. The B2B market has experienced significant volatility recently and the market for initial public offerings of B2B e-commerce companies has been extremely weak during the past year. If these conditions continue, we may not be able to create stockholder value by taking our partner companies public. In addition, reduced market interest in B2B e-commerce companies may reduce the market value of our publicly traded partner companies.

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

     We have reduced our headcount from 108 at December 31, 2000 to 76 at March 31, 2001 in order to reduce our corporate expenses. Although we believe our current staffing levels are adequate to conduct our business, we cannot assure that we will not need to increase our headcount in the future.

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

     We operate in an industry that is rapidly evolving and extremely competitive. Recently, many Internet based businesses, including some with B2B business models, have experienced difficulty in raising additional capital necessary to fund operating losses and continue investments that their management teams believe are necessary to sustain operations. Valuations of public companies operating in the Internet B2B e-commerce sector declined significantly during 2000 and continued to decline during the first quarter of 2001. In the first quarter of 2000 we announced several significant acquisitions that were financed principally with shares of our stock and, based on the price of our stock at that time were valued in excess of $1 billion. Based on our periodic review of our partner company holdings, including those valued during 2000, an impairment charge of $348.6 million and $1.2 billion was recorded to write off certain partner company holdings during the year ended December 31, 2000 and three months ended March 31, 2001, respectively. It is reasonably possible that our accounting estimates with respect to the useful life and ultimate recoverability of our carrying basis including goodwill in other partner companies could change in the near term and that the effect of such changes on the financial statements could be material. At March 31, 2001, the recorded amount of carrying basis including goodwill is not impaired, although we cannot assure that our future results will confirm this assessment, that a significant write-down or write-off of partner company carrying basis including goodwill will not be required in the future, or that a significant loss will not be recorded in the future upon the sale of a partner company.

We may compete with some of our stockholders and partner companies, and our partner companies may compete with each other, which could deter companies from partnering with us and may limit future business opportunities.

     We may compete with some of our stockholders and partner companies for Internet-related opportunities. As of March 31, 2001, Comcast Corporation and Safeguard Scientifics, Inc. own 7.9% and 13.2% of our outstanding common stock, respectively. These stockholders may compete with us to acquire interests in B2B e-commerce companies. Safeguard Scientifics currently has a designee as a member of our board of directors and IBM Corporation and AT&T Corp. each have a right to designate a board observer, which may give these companies access to our business plan and knowledge about potential acquisitions. In addition, we may compete with our partner companies to acquire interests in B2B e-commerce companies, and our partner companies may compete with each other for acquisitions or other B2B e-commerce opportunities. This competition, and the complications posed by the designated directors, may deter companies from partnering with us and may limit our business opportunities.

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

     As of March 31, 2001, we had $41.9 million in long-term debt (including the current portion thereof) and $566.3 million in outstanding convertible subordinated notes. This indebtedness will:

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

      Our ability to draw down on our credit facility is dependent in part upon the market value of our equity interests in our publicly traded partner companies and certain of our private partner companies. If there is a significant decline in the market value of these equity interests, our ability to access our credit facility may be limited. At March 31, 2001, based on the provisions of the borrowing base, $112.3 million of the borrowing base was available less amounts due for outstanding letters of credit of $8.6 million. While we do not currently intend to borrow additional amounts under our credit facility, we can give no assurance that we will not in the future depend on our credit facility to provide a portion of the funds we will need for supporting existing partner companies and satisfying our working capital requirements. Any limitation on our access to our credit facility may significantly reduce our ability to execute our business plan.

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

     - To fund future acquisitions we may be required to incur debt or issue equity securities, which may be dilutive to existing stockholders.

     - Our acquisitions may limit our ability to provide additional capital resources to some existing partner companies.

Due to our decision to allocate the majority or our resources to our most developed companies, our ability to provide support to our other partner companies will be limited.

     We have reallocated our resources to focus on those partner companies that we believe present the greatest near term value. There can be no assurance that the companies we identified in this process are those that actually have the greatest near term value proposition. As a result of our reallocation of resources, we will not allocate capital to all of our existing partner companies. Our decision to not provide additional capital support to some of our partner companies could have material adverse impact on the operations of such partner companies.

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

     VerticalNet, Breakaway Solutions, eMerge Interactive, Onvia.com, Universal Access and ICG Asia are our publicly-traded partner companies. The price of their common stock has been highly volatile. On February 16, 1999, VerticalNet completed its initial public offering at a price of $4.00 per share and its common stock has since traded as high as $148.38 per share and as low as $1.29, adjusted for two subsequent two for one stock splits. On October 6, 1999, Breakaway Solutions completed its initial public offering at a price of $7.00 per share and its common stock has since traded as high as $85.50 share and as low as $0.21, adjusted for a two for one stock split. On February 8, 2000, eMerge Interactive completed its initial public offering at a price of $15.00 per share and its common stock has traded as high as $68.00 per share and as low as $1.10. On March 1, 2000, Onvia.com completed its initial public offering at a price of $21.00 per share and its common stock has traded as high as $78.00 per share and as low as $0.50. On March 17, 2000, Universal Access, Inc. completed its initial public offering at a price of $14.00 per share and its common stock has traded as high as $63.00 per share and as low as $3.71. We acquired a majority interest in ICG Asia on May 4, 2000 and since that time, ICG Asia's stock has traded as high as $0.40 and as low as $0.03. The market value of our holdings in these partner companies changes with these fluctuations. Based on the closing price of VerticalNet's common stock on May 7, 2001 of $3.16, our holdings in VerticalNet had a market value of $78.2 million. Based on the closing price of Breakaway Solutions' common stock on May 7, 2001 of $0.57, our holdings in Breakaway Solutions had a market value of $8.6 million. Based on the closing price of eMerge Interactive's common stock on May 7, 2001 of $1.96, our holdings in eMerge Interactive had a market value of $13.6 million. Based on the closing price on Onvia.com's common stock on May 7, 2001 of $1.01, our holdings in Onvia.com had a market value of $17.4 million. Based on the closing price of Universal Access' common stock on May 7, 2001 of $4.64, our holdings in Universal Access had a market value of $100.5 million. Based on the closing price of ICG Asia's stock on May 7, 2001 of $0.04, our holdings in ICG Asia had a market value of $114.4 million. Fluctuations in the price of VerticalNet's, Breakaway Solutions', eMerge Interactive's, Onvia.com's, Universal Access' and ICG Asia's and other future publicly-traded partner companies' common stock are likely to affect the price of our common stock.

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

     Our assets as reflected in our balance sheet, dated March 31, 2001, were $1.6 billion, of which $346.8 million related to VerticalNet, Breakaway Solutions, eMerge Interactive, Onvia.com, Universal Access and ICG Asia. However, we believe that comparisons of the value of our holdings in partner companies to the value of our total assets are not meaningful because not all of our partner company ownership interests are marked to market in our balance sheet.

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

     As of March 31, 2001, there were few laws or regulations, at either the state or federal level, directed specifically at e-commerce. Despite the scarcity of laws targeted at e-commerce, courts and administrative agencies have shown an increased willingness to apply traditional legal doctrines to cyberspace in areas including libel, wire fraud, copyright, trade secrets, unfair competition, consumer protection, monopolies, and unfair trade practices, creating an aura of uncertainty regarding the legality of certain widespread practices. It is possible that court decisions on issues such as deep-linking, protection of databases, and privacy rights may affect the valuation of our business and the businesses of our partner companies, call into question the viability of current business practices, and require the revision of certain business models.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to equity price risks on the marketable portion of our equity securities. Our public holdings at March 31, 2001 include equity positions in companies in the Internet industry sector, including: Ariba, Breakaway Solutions, Broadbase Software, Inc., divine, Inc., eMerge Interactive, i2 Technologies, ICG Asia, Terra Networks (fka Lycos, Inc.), Universal Access, Onvia.com, and VerticalNet, many of which have experienced significant historical volatility in their stock prices. A 20% adverse change in equity prices, based on a sensitivity analysis of our public holdings as of March 31, 2001, would result in an approximate $65.8 million decrease in the fair value of our public holdings. A significant portion of the value of the potential decrease in equity securities, or $10.0 million, $24.7 million and $21.3 million, consisted of our holdings in VerticalNet, Universal Access and ICG Asia, respectively.

     Although we typically do not attempt to reduce or eliminate our market exposure on these securities, particularly with respect to securities of our partner companies, we did enter into cashless collar agreements with respect to our holdings of Ariba's common stock. The collar arrangements limit our exposure to and benefits from price fluctuations in the underlying equity securities. As of March 31, 2001, 733,334 shares remain under a collar agreement. The combined value of the collar and the underlying hedged securities at March 31, 2001 was $75.8 million. The collar agreement matures in 2003. We may enter into similar collar arrangements in the future; particularly with respect to available for sale securities, which do not constitute ownership interests in our partner companies.

     The carrying values of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and notes payable, approximate fair value because of the short maturity of these instruments. At March 31, 2001, the fair value of convertible subordinated notes is $142.5 million versus a carrying value of $566.3 million. The carrying value of other long-term debt approximates its fair value, as estimated by using discounted future cash flows based on our current incremental borrowing rates for similar types of borrowing arrangements.

     Availability under our credit facility is determined by the market value of the publicly traded and privately held securities pledged as collateral. Due to a significant decline in the market value of our collateral, our borrowing base as of March 31, 2001 was limited to $112.3 million less outstanding letters of credit of $8.6 million. Additionally, we are exposed to interest rate risk primarily through our bank credit facility. At March 31, 2001, there were no borrowings outstanding.

     We have historically had very low exposure to changes in foreign currency exchange rates, and as such, generally do not use derivative financial instruments to manage foreign currency fluctuation risk. As we continue to operate internationally, the risk of foreign currency exchange rate fluctuation could increase. Therefore, we may consider utilizing derivative instruments in the ordinary course of business to mitigate such risks.

                           PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Internet Capital Group, Inc. and certain of its present and former directors, officers and underwriters have been named as defendants in a complaint filed on May 10, 2001 in the United States District Court for the Southern District of New York entitled Michael G. Ryan v. Internet Capital Group, et al. The complaint alleges violations of Sections 11 and 12 of the Securities Act of 1933 and Rule 10b-5 promulgated under the Securities Exchange Act of 1934, based on, among other things, the dissemination of statements containing material misstatements and/or omissions concerning the commissions received by the underwriters of the initial public offering and follow-on public offering of Internet Capital Group as well as failure to disclose the existence of purported agreements by the underwriters with some of the purchasers in these offerings to buy additional shares of Internet Capital Group subsequently in the open market at pre-determined prices above the offering prices. The plaintiff seeks class action certification and an award of damages and litigation costs and expenses. Internet Capital Group intends to defend this action vigorously.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Private Placements

     (1) On January 29, 2001, the Company issued a warrant to purchase 91,430 shares of Common Stock at any time beginning on January 29, 2001 and ending on April 24, 2005. The warrant was issued to AT&T Corp. as additional consideration in connection with the terms of its prior investment in the Company in December 1999 and AT&T Corp's execution of a services agreement with the Company in April 2000.

     The sale and issuance of securities in the transaction described above was exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act or Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering, where the purchaser was a sophisticated investor who represented their intention to acquire securities for investment only and not with a view to distribution and received or had access to adequate information about the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

NUMBER   DOCUMENT

10.1 Separation of Employment Agreement and General Release between Nigel Andrews and Internet Capital Group, Inc., dated March 2, 2001

10.2 Warrant to Purchase Shares of Common Stock of Internet Capital Group, Inc. issued to AT&T Corp., dated January 29, 2001

10.3 Sublease Agreement between Internet Capital Group Operations, Inc. and RightWorks Corporation, dated January 16, 2001.

11.1 Statement Regarding Computation of Per Share Earnings (included herein at Note 1 - "Significant Accounting Policies" in the subsection "Net Income (Loss) Per Share" to the Consolidated Financial Statements on Page 13 and Note 3 - "Net Income (Loss) Per Share" to the Consolidated Financial Statements on Pages 14 and 15)

(b)  Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         INTERNET CAPITAL GROUP, INC.

Date:  May 15, 2001                      By: /s/ Edward H. West
                                             -------------------------------
                                             Name:  Edward H. West
                                             Title:  Chief Financial Officer
                                             (Principal Financial and Principal
                                             Accounting Officer)
                                             (Duly Authorized Officer)

                                 Exhibit Index

Number   Document
------   --------

10.1 Separation of Employment Agreement and General Release between Nigel Andrews and Internet Capital Group, Inc., dated March 2, 2001

10.2 Warrant to Purchase Shares of Common Stock of Internet Capital Group, Inc. issued to AT&T Corp., dated January 29, 2001

10.3 Sublease Agreement between Internet Capital Group Operations, Inc. and RightWorks Corporation, dated January 16, 2001.

11.1 Statement Regarding Computation of Per Share Earnings (included herein at Note 1 - "Significant Accounting Policies" in the subsection "Net Income (Loss) Per Share" to the Consolidated Financial Statements on Page 13 and Note 3 - "Net Income (Loss) Per Share" to the Consolidated Financial Statements on Pages 14 and 15)