Form 10-K/A
period 2000-12-31
INTERNET CAPITAL GROUP INC
filed 2001-06-29
CIK 1085621

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A


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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


     The following Consolidated Financial Statements, and the related Notes thereto, of Internet Capital Group, Inc. and the Report of Independent Auditors are filed as a part of this Form 10-K/A.



                                                               PAGE
                                                              NUMBER
                                                              ------
Report of Independent Auditors of Internet Capital Group,
  Inc. .....................................................    49
Report of Independent Auditors of Onvia.com, Inc............    50
Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................    53
Consolidated Statements of Operations for the years ended
  December 31, 2000, 1999 and 1998..........................    54
Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998..........................    55
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 2000, 1999, and 1998.............    56
Consolidated Statements of Comprehensive Income (loss) for
  the years ended December 31, 2000, 1999, and 1998.........    57
Notes to Consolidated Financial Statements..................    58

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Stockholders


Internet Capital Group, Inc.:



     We have audited the accompanying consolidated balance sheets of Internet Capital Group, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, cash flows, stockholders' equity and comprehensive income (loss) for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of a nonsubsidiary investee company (Onvia.com, Inc.) as of and for the year ended December 31, 1999. The Company's ownership interest and advances to this nonsubsidiary investee company at December 31, 1999 were $8,753,597 and its equity in net loss of the nonsubsidiary investee was $9,327,340. The financial statements of this nonsubsidiary investee company were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for this nonsubsidiary investee company as of and for the year ended December 31, 1999, is based solely on the report of the other auditors.



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



     In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Internet Capital Group, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.



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

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington
February 4, 2000 (February 29, 2000, as to Note 13)

                      (This page intentionally left blank)

                      (This page intentionally left blank)

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

                          INTERNET CAPITAL GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31,
                                                            -----------------------------------
                                                               2000          1999        1998
                                                            -----------   ----------   --------
                                                                      (IN THOUSANDS)
Operating Activities
Net Income (Loss).........................................  $  (659,913)  $  (29,777)  $ 13,899
Adjustments to reconcile net income (loss) to cash used in
  operating activities
  Depreciation and amortization...........................      261,934       12,742      1,135
  Impairment related and other............................      160,844           --         --
  Purchased in process research and development...........       11,470           --         --
  Stock-based compensation................................       25,747           --         --
  Deferred taxes..........................................     (327,255)     (23,722)        --
  Equity loss.............................................      973,756       92,099      5,869
  Other income............................................     (627,227)     (67,636)   (30,483)
  Minority interest.......................................      (95,546)      (6,026)    (5,382)
Changes in assets and liabilities, net of effect of
  acquisitions:
  Accounts receivable, net................................      (25,098)      (4,278)    (1,183)
  Prepaid expenses and other assets.......................      (21,699)     (28,603)    (1,347)
  Accounts payable........................................       21,407        7,194        620
  Accrued expenses........................................       24,896        6,700      1,415
  Deferred revenue........................................          206          (49)     1,250
  Other liabilities.......................................        2,682           --         --
                                                            -----------   ----------   --------
Cash used in operating activities.........................     (273,796)     (41,356)   (14,207)
Investing Activities
  Capital expenditures....................................      (51,937)      (7,120)      (545)
  Proceeds from sales of available for sale securities....      179,606        2,496     36,431
  Proceeds from sales of Partner Company ownership
     interests............................................       35,310        3,506        300
  Advances to Partner Companies, net......................      (45,523)      (9,679)   (12,779)
  Repayment of advances to Partner Companies..............       11,305        4,581        677
  Acquisitions of ownership interests in Partner
     Companies, net.......................................     (923,069)    (329,161)   (35,822)
  Other acquisitions, net.................................          600       (9,732)    (1,858)
  Other advances..........................................           --      (12,850)        --
  Purchase of short-term investments, net.................      (27,216)      (3,359)        --
  Reduction in cash due to deconsolidation of Partner
     Companies............................................       (2,580)     (13,393)        --
                                                            -----------   ----------   --------
Cash used in investing activities.........................     (823,504)    (374,711)   (13,596)
Financing Activities
  Issuance of common stock, net...........................        7,206    1,077,405     38,205
  Repayments of long term debt and capital lease
     obligations..........................................      (10,013)        (448)      (322)
  Line of credit borrowings...............................          653       25,000      2,000
  Line of credit repayments...............................          (77)     (25,281)    (2,500)
  Proceeds from convertible note offering.................        4,664      656,250         --
  Distribution to former LLC members......................           --      (10,676)        --
  Repayment of advances and loans to employees............       13,588           --         --
  Advances and loans to employees.........................           --       (8,765)        --
  Treasury stock purchase by subsidiary...................           --       (4,469)        --
  Issuance of stock by subsidiary.........................      150,317       23,669     11,293
                                                            -----------   ----------   --------
Cash provided by financing activities.....................      166,338    1,732,685     48,676
                                                            -----------   ----------   --------
Net increase (decrease) in Cash and Cash Equivalents......     (930,962)   1,316,618     20,873
Cash and Cash Equivalents at the beginning of period......    1,343,459       26,841      5,968
                                                            -----------   ----------   --------
Cash and Cash Equivalents at the end of period............  $   412,497   $1,343,459   $ 26,841
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


(a)1.  CONSOLIDATED FINANCIAL STATEMENTS


     The Consolidated Financial Statements and related Notes thereto as set forth under Item 8 of this Report on Form 10-K are incorporated herein by reference.


(a)2.  FINANCIAL STATEMENT SCHEDULE

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

                                                /s/ KPMG LLP

Philadelphia, Pennsylvania
February 21, 2001
--------------------------------------------------------------------------------

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

(a)3. LIST OF EXHIBITS


     The exhibits required by this Item are listed under Item 14(c)


     (b) Report on Form 8-K


     On December 1, 2000, we filed a Current Report on Form 8-K dated November 22, 2000 to report under Item 5 (Other Events) the execution of a Rights Agreement between Internet Capital Group and Mellon Investor Services, L.L.C., as Rights Agent.


     (c) Exhibits


                                 EXHIBIT INDEX


     The following is a list of exhibits required by Item 601 of Regulation S-K filed as part of this Report. Where so indicated, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.



EXHIBIT
NUMBER                               DOCUMENT
-------                              --------
 2.1       Agreement of Merger, dated February 2, 1999, between
           Internet Capital Group, L.L.C. and Internet Capital Group,
           Inc. (incorporated by reference to Exhibit 2.1 to the
           Registration Statement on Form S-1 filed by the Company on
           May 11, 1999 (Registration No. 333-78193) (the "IPO
           Registration Statement"))
 3.1       Restated Certificate of Incorporation (incorporated by
           reference to Exhibit 2.1 to the Registration Statement on
           Form 8-A filed by the Company on August 4, 1999
           (Registration No. 000-26989) (the "8-A Registration
           Statement"))
 3.2       Amended and Restated Bylaws (incorporated by reference to
           Exhibit 2.2 to the 8-A Registration Statement)
 4.1       Specimen Certificate for Internet Capital Group's Common
           Stock (incorporated by reference to Exhibit 4.1 to Amendment
           No. 3 to the IPO Registration Statement filed by the Company on August 2, 1999 (Registration No. 333-78193) (the "IPO
           Amendment No. 3"))
 4.2       Indenture between Internet Capital Group, Inc. and Chase
           Manhattan Trust Company, National Association, as Trustee,
           for the 5 1/2% Convertible Subordinated Notes due 2004
           (incorporated by reference to Exhibit 4.2 to the Company's
           Annual Report on Form 10-K filed on March 16, 2000 (File No.
           000-26929) (the "10-K Annual Report"))
 4.3       Form of 5 1/2% Convertible Subordinated Notes due 2004 of
           Internet Capital Group (incorporated by reference to Exhibit
           4.2 to the 10-K Annual Report)
10.1       Internet Capital Group, L.L.C. 1998 Equity Compensation Plan
           (incorporated by reference to Exhibit 10.1 to the IPO
           Registration Statement)
10.1.1     Internet Capital Group, Inc. 1999 Equity Compensation Plan
           (incorporated by reference to Exhibit 10.1.1 to the IPO
           Registration Statement)
10.1.2     Internet Capital Group, Inc. 1999 Equity Compensation Plan
           as Amended and Restated May 1, 1999 (incorporated by
           reference to Exhibit 10.1.2 to the IPO Registration
           Statement)
10.1.3     Amendment No. 1 to the Internet Capital Group, Inc. 1999
           Equity Compensation Plan as Amended and Restated May 1, 1999
           (incorporated by reference to Exhibit 10.1.3 to Amendment
           No. 2 to the IPO Registration Statement filed by the Company on July 16, 1999 (Registration No. 333-79193) (the "IPO
           Amendment No. 2"))
10.1.4     Separation of Employment Agreement and General Release
           between Nigel Andrews and Internet Capital Group, Inc. dated
           March 2, 2001 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (Commission File No. 000-26929) (the
           "10-Q")
10.2       Internet Capital Group, L.L.C. Option Plan for Non-Employee
           Managers (incorporated by reference to Exhibit 10.2 to the
           IPO Registration Statement)

EXHIBIT
NUMBER                               DOCUMENT
-------                              --------
10.2.1     Internet Capital Group, Inc. Directors' Option Plan
           (incorporated by reference to Exhibit 10.2.1 to the IPO
           Registration Statement)
10.3       Internet Capital Group, L.L.C. Membership Profit Interest
           Plan (incorporated by reference to Exhibit 10.3 to the IPO
           Registration Statement)
10.4       Form of Internet Capital Group, Inc. Long-Term Incentive
           Plan (incorporated by reference to Exhibit 10.4 to the 10-K
           Annual Report)
10.5       Credit Agreement dated as of April 30, 1999 by and among
           Internet Capital Group, Inc., Internet Capital Group
           Operations, Inc., the Banks named therein and PNC Bank, N.A.
           (incorporated by reference to Exhibit 10.26 to the IPO
           Registration Statement)
10.5.1     Amended and Restated Limited Liability Company Agreement of
           Internet Capital Group, L.L.C., dated January 4, 1999
           (incorporated by reference to Exhibit 10.5.1 to the IPO
           Registration Statement)
10.6       Securities Holders Agreement dated February 2, 1999 among
           Internet Capital Group, Inc. and certain holders named
           therein (incorporated by reference to Exhibit 10.6 to the
           IPO Registration Statement)
10.7       Securities Purchase Agreement dated as of December 28, 1999 between Weirton Steel Corporation and Internet Capital
           Group, Inc. This exhibit contains a list of schedules to the exhibit, all of which have been omitted. Upon request of the
           Securities and Exchange Commission, the Company will furnish a copy to it supplementally (incorporated by reference to
           the Company's Current Report on Form 8-K filed January 11,
           2000 (File No. 0-26929))
10.8       Stock Purchase Agreement dated as of March 7, 2000 between
           Rain Acquisition Corp. and RightWorks (incorporated by
           reference to the Company's Current Report on Form 8-K filed
           June 29, 2000 (File No. 0-26929))
10.9       Stock Exchange Agreement dated as of March 7, 2000 between
           Rain Acquisition Corp. and Vani Kola (incorporated by
           reference to the Company's Current Report on Form 8-K filed
           June 29, 2000 (File No. 0-26929))
10.10      Exchange Offer Agreement dated as of February 24, 2000 by
           and among eCredit.com, Inc., Internet Capital Group, Inc.
           and ICG Holdings, Inc. (incorporated by reference to Exhibit
           2.2 of the Registrant's Registration Statement on Form S-4
           filed April 13, 2000 (Registration No. 333-34722) (the
           "S-4"))
10.11      Recapitalization and Exchange Offer Agreement and Plan of
           Reorganization by and among Internet Capital Group, Inc.,
           Rain Acquisition Corp., RightWorks Corporation, Suhas Patal,
           as Shareholder Representative, and Chase Manhattan Trust
           Company, National Association, as Escrow Agent, dated as of
           March 7, 2000 (incorporated by reference to Exhibit 2.3 of the S-4)
10.12      Rights Agreement, dated as of November 22, 2000, between
           Internet Capital Group, Inc. and ChaseMellon Shareholder
           Services, L.L.C., as Rights Agent, which includes as Exhibit
           B thereto the Form of Rights Certificate, incorporated by
           reference to Exhibit 1.1 to Internet Capital Group, Inc.'s
           Registration Statement on Form 8-A, dated December 1, 2000
           (incorporated by reference to the Company's Current Report on Form 8-K filed December 1, 2000 (File No. 0-26929))
10.13      Form of Internet Capital Group, Inc. Common Stock Purchase
           Warrant dated May 10, 1999 issued in connection with the May
           10, 1999 Convertible Notes (incorporated by reference to
           Exhibit 10.21 to the IPO Registration Statement)
10.14      Form of Internet Capital Group, Inc. Convertible Note dated
           May 10, 1999 (incorporated by reference to Exhibit 10.22 to the IPO Registration Statement)
10.15      Stock Purchase Agreement between Internet Capital Group,
           Inc. and Safeguard Scientifics, Inc. (incorporated by
           reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)

EXHIBIT
NUMBER                               DOCUMENT
-------                              --------
10.16      Stock Purchase Agreement between Internet Capital Group,
           Inc. and International Business Machines Corporation
           (incorporated by reference to Exhibit 10.23.1 to the IPO
           Amendment No. 2)
10.17      Letter describing the oral lease between Internet Capital
           Group and Safeguard Scientifics, Inc. for premises located in Wayne, Pennsylvania (incorporated by reference to Exhibit
           10.24 to Amendment No. 1 to the IPO Registration Statement
           filed by the Company on June 22, 1999 (Registration No.
           333-78913) (the "IPO Amendment No. 1"))
10.18      Form of Office Lease between Friends' Provident Life Office and IBIS (505) Limited for premises located in London,
           England (incorporated by reference to Exhibit 10.11 to
           Amendment No. 3 to the Registration Statement filed by the
           Company on December 15, 1999 (Registration No. 333-91447)
           (the "Follow-on Amendment No. 3"))
10.19      Office Lease dated September, 1999 between Internet Capital
           Group Operations, Inc. and 45 Milk Street, L.P. for premises located in Boston, Massachusetts (incorporated by reference to Exhibit 10.12 to the Registration Statement filed by the
           Company on November 22, 1999 (Registration No. 333-91447)
           (the "Follow-on Registration Statement"))
10.20      Office Lease dated February 25, 1999 between OTR and
           Internet Capital Group Operations, Inc. for premises located in San Francisco, California (incorporated by reference to
           Exhibit 10.28 to the IPO Amendment No. 1)
10.20.1    Sublease Agreement between Internet Capital Group
           Operations, Inc. and RightWorks Corporation, dated January
           16, 2001 (incorporated by reference to Exhibit 10.3 to the
           10-Q)
10.21      Lease dated March 24, 2000 between Friends' Provident Life
           Office and Internet Capital Group (Europe) Limited for first floor office and sixth floor apartment premises located in
           London, England (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the
           quarter ended June 30, 2000)
10.22      Lease dated March 29, 2000 between Friends' Provident Life
           Office and Internet Capital Group (Europe) Limited for
           ground floor office premises located in London, England
           (incorporated by reference to Exhibit 10.2 to the Company's
           Quarterly Report on Form 10-Q for the quarter ended June 30,
           2000)
10.23      Lease dated January 1, 2000 between Bebob Associates and
           Internet Capital Group, Inc. for premises located in Wayne,
           Pennsylvania (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)
10.24      Amendment to Lease dated February 1, 2000 between Bebob
           Associates and Internet Capital Group, Inc. for additional space in Wayne, Pennsylvania (incorporated by reference to
           Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q
           for the quarter ended June 30, 2000)
10.25      Second Amendment to Lease dated May 9, 2000 between Bebob
           Associates, Inc. and Internet Capital Group, Inc.
           (incorporated by reference to Exhibit 10.5 to the Company's
           Quarterly Report on Form 10-Q for the quarter ended June 30,
           2000)
10.26      Third Amendment to Lease dated November 29, 2000 between
           Bebob Associates, Inc. and Internet Capital Group, Inc.
           (incorporated by reference to Exhibit 10.26 to the Company's
           Annual Report on Form 10-K for the year ended December 31,
           2000 (Commission File No. 000-26929) (the "2000 10-K"))
10.27      Assignment and Assumption Agreement dated December 31, 2000 among Internet Capital Group, Inc., Internet Capital Group
           Operations, Inc. and Bebob Associates (incorporated by
           reference to Exhibit 10.27 to the 2000 10-K)
10.28      Lease dated March 27, 2000 between the Equitable Life
           Assurance Society of the United States and Internet Capital
           Group, Inc. for premises located in Boston, Massachusetts
           (incorporated by reference to Exhibit 10.6 to the Company's
           Quarterly Report on Form 10-Q for the quarter ended June 30,
           2000)

EXHIBIT
NUMBER                               DOCUMENT
-------                              --------
10.29      Short Term Lease Agreement dated April 21, 2000 between
           EOP-One Market, LLC and Internet Capital Group, Inc. for
           premises in San Francisco, California (incorporated by
           reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)
10.30      Credit Agreement dated as of April 30, 1999 by and among
           Internet Capital Group, Inc., Internet Capital Group
           Operations, Inc., the Banks named therein and PNC Bank, N.A.
           (incorporated by reference to Exhibit 10.26 to the IPO
           Registration Statement)
10.31      Amendment No. 1 to the Credit Agreement dated October 27,
           1999 by and among Internet Capital Group, Inc., Internet
           Capital Group Operations, Inc., the Banks named therein and
           PNC Bank, N.A. (incorporated by reference to Exhibit 10.15 to the Follow-on Registration Statement)
10.31.1    Amendment No. 2 to the Credit Agreement dated November 19,
           1999 by and among Internet Capital Group, Inc., Internet
           Capital Group Operations, Inc., the Banks named therein and
           PNC Bank, N.A. (incorporated by reference to Exhibit 10.15.1 to the Follow-on Registration Statement)
10.31.2    Amended and Restated Amendment No. 2 to the Credit Agreement
           dated December 19, 1999 by and among Internet Capital Group,
           Inc., Internet Capital Group Operations, Inc., the Banks
           named therein and PNC Bank, N.A. (incorporated by reference to Exhibit 10.15.2 to the Follow-on Registration Statement)
10.31.3    Amendment No. 3 to the Credit Agreement dated February 25,
           2000 by and among Internet Capital Group, Inc., Internet
           Capital Group Operations, Inc., the Banks named therein and
           PNC Bank, N.A. (incorporated by reference to Exhibit 10.15.3 to the 10-K Annual Report)
10.31.4    Amended and Restated Credit Agreement dated March 28, 2000 by and among Internet Capital Group, Inc., ICG Holdings,
           Inc., The Banks Party Thereto, PNC Bank, National
           Association, as Administrative Agent, Bank of America, N.A.,
           and Deutsche Bank AG New York Branch/Cayman Island Branch,
           as Co-Syndication Agents and PNC Capital Markets, Inc., as
           Lead Arranger (incorporated by reference to Exhibit 10.31 to the S-4)
10.32      Benchmarking Partners, Inc. Option Agreement dated January
           1, 1997 by and between Christopher H. Greendale and Internet
           Capital Group, L.L.C. (incorporated by reference to Exhibit
           10.28 to the IPO Registration Statement)
10.32.1    Amendment to Benchmarking Partners, Inc. Option Agreement
           dated July 19, 1999 by and between Christopher H. Greendale and Internet Capital Group, Inc. (incorporated by reference to Exhibit 10.29.1 to the IPO Amendment No. 3)
10.33      Syncra Software, Inc. Option Agreement dated August 1, 1998 by and between Michael H. Forster and Internet Capital
           Group, L.L.C. (incorporated by reference to Exhibit 10.29 to the IPO Registration Statement)
10.34      Letter Agreement between Internet Capital Group, L.L.C. and
           Douglas Alexander dated July 18, 1997 (incorporated by
           reference to Exhibit 10.31 to IPO Amendment No. 1)
10.35      Letter Agreement between Internet Capital Group, L.L.C. and
           Robert Pollan dated April 27, 1998 (incorporated by
           reference to Exhibit 10.32 to IPO Amendment No. 1)
10.36      Form of Promissory Note issued in connection with the
           exercise of Internet Capital Group's stock options in May,
           June and July of 1999 (incorporated by reference to Exhibit
           10.33 to IPO Amendment No. 1)
10.37      Form of Restrictive Covenant Agreement issued in connection with the exercise of Internet Capital Group's stock options in May, June and July of 1999 (incorporated by reference to
           Exhibit 10.34 to IPO Amendment No. 1)
10.38      Securities Purchase Agreement dated October 27, 1999 by and among eMerge Interactive, Inc., J. Technologies, LLC and
           Internet Capital Group, Inc. (incorporated by reference to the Company's Current Report on Form 8-K filed November 22,
           1999 (File No. 0-26929))

EXHIBIT
NUMBER                               DOCUMENT
-------                              --------
10.39      Joint Venture Agreement dated October 26, 1999 by and
           between Internet Capital Group, Inc. and Safeguard
           Scientifics, Inc. (incorporated by reference to Exhibit
           10.23 to the Follow-on Registration Statement)
10.40      Purchase Agreement dated November 5, 1999 between
           JusticeLink, Inc. and Internet Capital Group, Inc.
           (incorporated by reference to Exhibit 10.24 to the
           Registration Statement filed by the Company on December 6,
           1999 (Registration No. 333-91447) ("Follow-on Amendment No.
           1"))
10.41      Purchase Agreement dated December 6, 1999 between Internet
           Capital Group, Inc. and AT&T Corp. (incorporated by
           reference to Exhibit 10.25 to Follow-on Amendment No. 1)
10.42      Purchase Agreement dated December 6, 1999 between Internet
           Capital Group, Inc. and Internet Assets, Inc. (incorporated by reference to Exhibit 10.26 to Follow-on Amendment No. 1)
10.43      Purchase Agreement dated December 6, 1999 between Internet
           Capital Group, Inc. and Ford Motor Company (incorporated by reference to Exhibit 10.27 to Follow-on Amendment No. 3)
10.44      Sublease Agreement dated January 6, 2000 between SP
           Investments Inc. and Internet Capital Group, Inc. for
           premises located in Seattle, Washington (incorporated by
           reference to Exhibit 10.30 to the 10-K Annual Report)
11.1       Statement Regarding Computation of Per Share Earnings
           (included herein at Note 1-"Significant Accounting Policies"
           in the subsection "Net Income (Loss) Per Share" to the
           Consolidated Financial Statements and Note 3-"Net Income
           (Loss) Per Share" to the Consolidated Financial Statements)
13.1       Sections entitled "Election of Directors (Item 1 on Proxy
           Card)," "Section 16(a) Beneficial Ownership Reporting
           Compliance," "Executive Compensation," "Other Forms of
           Compensation," "Security Ownership of Certain Beneficial
           Owners and Directors and Officers' and "Certain
           Relationships and Related Transactions" in the Company's
           Definitive Proxy Statement relative to its annual meeting of shareholders, to be filed within 120 days after the end of the year covered by this Form 10-K Report pursuant to
           Regulation 14A under the Securities Exchange Act of 1934, as amended
21.1       Subsidiaries of Internet Capital Group (incorporated by
           reference to Exhibit 21.1 to the 2000 10-K)
23.1       Consent of KPMG LLP regarding Internet Capital Group, Inc.
23.2       Consent of Deloitte & Touche LLP regarding Onvia.com, Inc.
23.3       Consent of KPMG LLP regarding VerticalNet, Inc.
99.1       Consolidated Financial Statements of VerticalNet, Inc.
           (incorporated by reference to VerticalNet, Inc.'s financial statements included in its Report on Form 10-K for the year ended December 31, 2000, filed on April 2, 2001)

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: June 29, 2001                                  INTERNET CAPITAL GROUP, INC.
                                                     By: /s/ EDWARD H. WEST
                                                     --------------------------------------------------
                                                     Name: Edward H. West
                                                     Title: Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities set forth above.


SIGNATURE                                            TITLE                                DATE
---------                                            -----                                ----

              WALTER W. BUCKLEY, III                 President, Chief Executive Officer   June 29, 2001
---------------------------------------------------    and Director (Principal Executive
              Walter W. Buckley, III                   Officer)

                  EDWARD H. WEST                     Chief Financial Officer (Principal   June 29, 2001
---------------------------------------------------    Financial and Accounting Officer)
                  Edward H. West

                  KENNETH A. FOX                     Director                             June 29, 2001
---------------------------------------------------
                  Kenneth A. Fox

                                                     Director
---------------------------------------------------
                   David Berkman

                                                     Director
---------------------------------------------------
                 Thomas P. Gerrity

                 WARREN V. MUSSER                    Director                             June 29, 2001
---------------------------------------------------
                 Warren V. Musser

               ROBERT E. KEITH, JR.                  Director                             June 29, 2001
---------------------------------------------------
               Robert E. Keith, Jr.

                 MICHAEL D. ZISMAN                   Director                             June 29, 2001
---------------------------------------------------
                 Michael D. Zisman

                                 EXHIBIT INDEX


     The following is a list of exhibits required by Item 601 of Regulation S-K filed as part of this Report. Where so indicated, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.



EXHIBIT
NUMBER                               DOCUMENT
-------                              --------
 2.1       Agreement of Merger, dated February 2, 1999, between
           Internet Capital Group, L.L.C. and Internet Capital Group,
           Inc. (incorporated by reference to Exhibit 2.1 to the
           Registration Statement on Form S-1 filed by the Company on
           May 11, 1999 (Registration No. 333-78193) (the "IPO
           Registration Statement"))
 3.1       Restated Certificate of Incorporation (incorporated by
           reference to Exhibit 2.1 to the Registration Statement on
           Form 8-A filed by the Company on August 4, 1999
           (Registration No. 000-26989) (the "8-A Registration
           Statement"))
 3.2       Amended and Restated Bylaws (incorporated by reference to
           Exhibit 2.2 to the 8-A Registration Statement)
 4.1       Specimen Certificate for Internet Capital Group's Common
           Stock (incorporated by reference to Exhibit 4.1 to Amendment
           No. 3 to the IPO Registration Statement filed by the Company on August 2, 1999 (Registration No. 333-78193) (the "IPO
           Amendment No. 3"))
 4.2       Indenture between Internet Capital Group, Inc. and Chase
           Manhattan Trust Company, National Association, as Trustee,
           for the 5 1/2% Convertible Subordinated Notes due 2004
           (incorporated by reference to Exhibit 4.2 to the Company's
           Annual Report on Form 10-K filed on March 16, 2000 (File No.
           000-26929) (the "10-K Annual Report"))
 4.3       Form of 5 1/2% Convertible Subordinated Notes due 2004 of
           Internet Capital Group (incorporated by reference to Exhibit
           4.2 to the 10-K Annual Report)
10.1       Internet Capital Group, L.L.C. 1998 Equity Compensation Plan
           (incorporated by reference to Exhibit 10.1 to the IPO
           Registration Statement)
10.1.1     Internet Capital Group, Inc. 1999 Equity Compensation Plan
           (incorporated by reference to Exhibit 10.1.1 to the IPO
           Registration Statement)
10.1.2     Internet Capital Group, Inc. 1999 Equity Compensation Plan
           as Amended and Restated May 1, 1999 (incorporated by
           reference to Exhibit 10.1.2 to the IPO Registration
           Statement)
10.1.3     Amendment No. 1 to the Internet Capital Group, Inc. 1999
           Equity Compensation Plan as Amended and Restated May 1, 1999
           (incorporated by reference to Exhibit 10.1.3 to Amendment
           No. 2 to the IPO Registration Statement filed by the Company on July 16, 1999 (Registration No. 333-79193) (the "IPO
           Amendment No. 2"))
10.1.4     Separation of Employment Agreement and General Release
           between Nigel Andrews and Internet Capital Group, Inc. dated
           March 2, 2001 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (Commission File No. 000-26929) (the
           "10-Q")
10.2       Internet Capital Group, L.L.C. Option Plan for Non-Employee
           Managers (incorporated by reference to Exhibit 10.2 to the
           IPO Registration Statement)
10.2.1     Internet Capital Group, Inc. Directors' Option Plan
           (incorporated by reference to Exhibit 10.2.1 to the IPO
           Registration Statement)
10.3       Internet Capital Group, L.L.C. Membership Profit Interest
           Plan (incorporated by reference to Exhibit 10.3 to the IPO
           Registration Statement)
10.4       Form of Internet Capital Group, Inc. Long-Term Incentive
           Plan (incorporated by reference to Exhibit 10.4 to the 10-K
           Annual Report)
10.5       Credit Agreement dated as of April 30, 1999 by and among
           Internet Capital Group, Inc., Internet Capital Group
           Operations, Inc., the Banks named therein and PNC Bank, N.A.
           (incorporated by reference to Exhibit 10.26 to the IPO
           Registration Statement)

EXHIBIT
NUMBER                               DOCUMENT
-------                              --------
10.5.1     Amended and Restated Limited Liability Company Agreement of
           Internet Capital Group, L.L.C., dated January 4, 1999
           (incorporated by reference to Exhibit 10.5.1 to the IPO
           Registration Statement)
10.6       Securities Holders Agreement dated February 2, 1999 among
           Internet Capital Group, Inc. and certain holders named
           therein (incorporated by reference to Exhibit 10.6 to the
           IPO Registration Statement)
10.7       Securities Purchase Agreement dated as of December 28, 1999 between Weirton Steel Corporation and Internet Capital
           Group, Inc. This exhibit contains a list of schedules to the exhibit, all of which have been omitted. Upon request of the
           Securities and Exchange Commission, the Company will furnish a copy to it supplementally (incorporated by reference to
           the Company's Current Report on Form 8-K filed January 11,
           2000 (File No. 0-26929))
10.8       Stock Purchase Agreement dated as of March 7, 2000 between
           Rain Acquisition Corp. and RightWorks (incorporated by
           reference to the Company's Current Report on Form 8-K filed
           June 29, 2000 (File No. 0-26929))
10.9       Stock Exchange Agreement dated as of March 7, 2000 between
           Rain Acquisition Corp. and Vani Kola (incorporated by
           reference to the Company's Current Report on Form 8-K filed
           June 29, 2000 (File No. 0-26929))
10.10      Exchange Offer Agreement dated as of February 24, 2000 by
           and among eCredit.com, Inc., Internet Capital Group, Inc.
           and ICG Holdings, Inc. (incorporated by reference to Exhibit
           2.2 of the Registrant's Registration Statement on Form S-4
           filed April 13, 2000 (Registration No. 333-34722) (the
           "S-4"))
10.11      Recapitalization and Exchange Offer Agreement and Plan of
           Reorganization by and among Internet Capital Group, Inc.,
           Rain Acquisition Corp., RightWorks Corporation, Suhas Patal,
           as Shareholder Representative, and Chase Manhattan Trust
           Company, National Association, as Escrow Agent, dated as of
           March 7, 2000 (incorporated by reference to Exhibit 2.3 of the S-4)
10.12      Rights Agreement, dated as of November 22, 2000, between
           Internet Capital Group, Inc. and ChaseMellon Shareholder
           Services, L.L.C., as Rights Agent, which includes as Exhibit
           B thereto the Form of Rights Certificate, incorporated by
           reference to Exhibit 1.1 to Internet Capital Group, Inc.'s
           Registration Statement on Form 8-A, dated December 1, 2000
           (incorporated by reference to the Company's Current Report on Form 8-K filed December 1, 2000 (File No. 0-26929))
10.13      Form of Internet Capital Group, Inc. Common Stock Purchase
           Warrant dated May 10, 1999 issued in connection with the May
           10, 1999 Convertible Notes (incorporated by reference to
           Exhibit 10.21 to the IPO Registration Statement)
10.14      Form of Internet Capital Group, Inc. Convertible Note dated
           May 10, 1999 (incorporated by reference to Exhibit 10.22 to the IPO Registration Statement)
10.15      Stock Purchase Agreement between Internet Capital Group,
           Inc. and Safeguard Scientifics, Inc. (incorporated by
           reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)
10.16      Stock Purchase Agreement between Internet Capital Group,
           Inc. and International Business Machines Corporation
           (incorporated by reference to Exhibit 10.23.1 to the IPO
           Amendment No. 2)
10.17      Letter describing the oral lease between Internet Capital
           Group and Safeguard Scientifics, Inc. for premises located in Wayne, Pennsylvania (incorporated by reference to Exhibit
           10.24 to Amendment No. 1 to the IPO Registration Statement
           filed by the Company on June 22, 1999 (Registration No.
           333-78913) (the "IPO Amendment No. 1"))
10.18      Form of Office Lease between Friends' Provident Life Office and IBIS (505) Limited for premises located in London,
           England (incorporated by reference to Exhibit 10.11 to
           Amendment No. 3 to the Registration Statement filed by the
           Company on December 15, 1999 (Registration No. 333-91447)
           (the "Follow-on Amendment No. 3"))

EXHIBIT
NUMBER                               DOCUMENT
-------                              --------
10.19      Office Lease dated September, 1999 between Internet Capital
           Group Operations, Inc. and 45 Milk Street, L.P. for premises located in Boston, Massachusetts (incorporated by reference to Exhibit 10.12 to the Registration Statement filed by the
           Company on November 22, 1999 (Registration No. 333-91447)
           (the "Follow-on Registration Statement"))
10.20      Office Lease dated February 25, 1999 between OTR and
           Internet Capital Group Operations, Inc. for premises located in San Francisco, California (incorporated by reference to
           Exhibit 10.28 to the IPO Amendment No. 1)
10.20.1    Sublease Agreement between Internet Capital Group
           Operations, Inc. and RightWorks Corporation, dated January
           16, 2001 (incorporated by reference to Exhibit 10.3 to the
           10-Q)
10.21      Lease dated March 24, 2000 between Friends' Provident Life
           Office and Internet Capital Group (Europe) Limited for first floor office and sixth floor apartment premises located in
           London, England (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the
           quarter ended June 30, 2000)
10.22      Lease dated March 29, 2000 between Friends' Provident Life
           Office and Internet Capital Group (Europe) Limited for
           ground floor office premises located in London, England
           (incorporated by reference to Exhibit 10.2 to the Company's
           Quarterly Report on Form 10-Q for the quarter ended June 30,
           2000)
10.23      Lease dated January 1, 2000 between Bebob Associates and
           Internet Capital Group, Inc. for premises located in Wayne,
           Pennsylvania (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)
10.24      Amendment to Lease dated February 1, 2000 between Bebob
           Associates and Internet Capital Group, Inc. for additional space in Wayne, Pennsylvania (incorporated by reference to
           Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q
           for the quarter ended June 30, 2000)
10.25      Second Amendment to Lease dated May 9, 2000 between Bebob
           Associates, Inc. and Internet Capital Group, Inc.
           (incorporated by reference to Exhibit 10.5 to the Company's
           Quarterly Report on Form 10-Q for the quarter ended June 30,
           2000)
10.26      Third Amendment to Lease dated November 29, 2000 between
           Bebob Associates, Inc. and Internet Capital Group, Inc.
           (incorporated by reference to Exhibit 10.26 to the Company's
           Annual Report on Form 10-K for the year ended December 31,
           2000 (Commission File No. 000-26929) (the "2000 10-K"))
10.27      Assignment and Assumption Agreement dated December 31, 2000 among Internet Capital Group, Inc., Internet Capital Group
           Operations, Inc. and Bebob Associates (incorporated by
           reference to Exhibit 10.27 to the 2000 10-K)
10.28      Lease dated March 27, 2000 between the Equitable Life
           Assurance Society of the United States and Internet Capital
           Group, Inc. for premises located in Boston, Massachusetts
           (incorporated by reference to Exhibit 10.6 to the Company's
           Quarterly Report on Form 10-Q for the quarter ended June 30,
           2000)
10.29      Short Term Lease Agreement dated April 21, 2000 between
           EOP-One Market, LLC and Internet Capital Group, Inc. for
           premises in San Francisco, California (incorporated by
           reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)
10.30      Credit Agreement dated as of April 30, 1999 by and among
           Internet Capital Group, Inc., Internet Capital Group
           Operations, Inc., the Banks named therein and PNC Bank, N.A.
           (incorporated by reference to Exhibit 10.26 to the IPO
           Registration Statement)
10.31      Amendment No. 1 to the Credit Agreement dated October 27,
           1999 by and among Internet Capital Group, Inc., Internet
           Capital Group Operations, Inc., the Banks named therein and
           PNC Bank, N.A. (incorporated by reference to Exhibit 10.15 to the Follow-on Registration Statement)

EXHIBIT
NUMBER                               DOCUMENT
-------                              --------
10.31.1    Amendment No. 2 to the Credit Agreement dated November 19,
           1999 by and among Internet Capital Group, Inc., Internet
           Capital Group Operations, Inc., the Banks named therein and
           PNC Bank, N.A. (incorporated by reference to Exhibit 10.15.1 to the Follow-on Registration Statement)
10.31.2    Amended and Restated Amendment No. 2 to the Credit Agreement
           dated December 19, 1999 by and among Internet Capital Group,
           Inc., Internet Capital Group Operations, Inc., the Banks
           named therein and PNC Bank, N.A. (incorporated by reference to Exhibit 10.15.2 to the Follow-on Registration Statement)
10.31.3    Amendment No. 3 to the Credit Agreement dated February 25,
           2000 by and among Internet Capital Group, Inc., Internet
           Capital Group Operations, Inc., the Banks named therein and
           PNC Bank, N.A. (incorporated by reference to Exhibit 10.15.3 to the 10-K Annual Report)
10.31.4    Amended and Restated Credit Agreement dated March 28, 2000 by and among Internet Capital Group, Inc., ICG Holdings,
           Inc., The Banks Party Thereto, PNC Bank, National
           Association, as Administrative Agent, Bank of America, N.A.,
           and Deutsche Bank AG New York Branch/Cayman Island Branch,
           as Co-Syndication Agents and PNC Capital Markets, Inc., as
           Lead Arranger (incorporated by reference to Exhibit 10.31 to the S-4)
10.32      Benchmarking Partners, Inc. Option Agreement dated January
           1, 1997 by and between Christopher H. Greendale and Internet
           Capital Group, L.L.C. (incorporated by reference to Exhibit
           10.28 to the IPO Registration Statement)
10.32.1    Amendment to Benchmarking Partners, Inc. Option Agreement
           dated July 19, 1999 by and between Christopher H. Greendale and Internet Capital Group, Inc. (incorporated by reference to Exhibit 10.29.1 to the IPO Amendment No. 3)
10.33      Syncra Software, Inc. Option Agreement dated August 1, 1998 by and between Michael H. Forster and Internet Capital
           Group, L.L.C. (incorporated by reference to Exhibit 10.29 to the IPO Registration Statement)
10.34      Letter Agreement between Internet Capital Group, L.L.C. and
           Douglas Alexander dated July 18, 1997 (incorporated by
           reference to Exhibit 10.31 to IPO Amendment No. 1)
10.35      Letter Agreement between Internet Capital Group, L.L.C. and
           Robert Pollan dated April 27, 1998 (incorporated by
           reference to Exhibit 10.32 to IPO Amendment No. 1)
10.36      Form of Promissory Note issued in connection with the
           exercise of Internet Capital Group's stock options in May,
           June and July of 1999 (incorporated by reference to Exhibit
           10.33 to IPO Amendment No. 1)
10.37      Form of Restrictive Covenant Agreement issued in connection with the exercise of Internet Capital Group's stock options in May, June and July of 1999 (incorporated by reference to
           Exhibit 10.34 to IPO Amendment No. 1)
10.38      Securities Purchase Agreement dated October 27, 1999 by and among eMerge Interactive, Inc., J. Technologies, LLC and
           Internet Capital Group, Inc. (incorporated by reference to the Company's Current Report on Form 8-K filed November 22,
           1999 (File No. 0-26929))
10.39      Joint Venture Agreement dated October 26, 1999 by and
           between Internet Capital Group, Inc. and Safeguard
           Scientifics, Inc. (incorporated by reference to Exhibit
           10.23 to the Follow-on Registration Statement)
10.40      Purchase Agreement dated November 5, 1999 between
           JusticeLink, Inc. and Internet Capital Group, Inc.
           (incorporated by reference to Exhibit 10.24 to the
           Registration Statement filed by the Company on December 6,
           1999 (Registration No. 333-91447) ("Follow-on Amendment No.
           1"))
10.41      Purchase Agreement dated December 6, 1999 between Internet
           Capital Group, Inc. and AT&T Corp. (incorporated by
           reference to Exhibit 10.25 to Follow-on Amendment No. 1)
10.42      Purchase Agreement dated December 6, 1999 between Internet
           Capital Group, Inc. and Internet Assets, Inc. (incorporated by reference to Exhibit 10.26 to Follow-on Amendment No. 1)

EXHIBIT
NUMBER                               DOCUMENT
-------                              --------
10.43      Purchase Agreement dated December 6, 1999 between Internet
           Capital Group, Inc. and Ford Motor Company (incorporated by reference to Exhibit 10.27 to Follow-on Amendment No. 3)
10.44      Sublease Agreement dated January 6, 2000 between SP
           Investments Inc. and Internet Capital Group, Inc. for
           premises located in Seattle, Washington (incorporated by
           reference to Exhibit 10.30 to the 10-K Annual Report)
11.1       Statement Regarding Computation of Per Share Earnings
           (included herein at Note 1-"Significant Accounting Policies"
           in the subsection "Net Income (Loss) Per Share" to the
           Consolidated Financial Statements and Note 3-"Net Income
           (Loss) Per Share" to the Consolidated Financial Statements)
13.1       Sections entitled "Election of Directors (Item 1 on Proxy
           Card)," "Section 16(a) Beneficial Ownership Reporting
           Compliance," "Executive Compensation," "Other Forms of
           Compensation," "Security Ownership of Certain Beneficial
           Owners and Directors and Officers' and "Certain
           Relationships and Related Transactions" in the Company's
           Definitive Proxy Statement relative to its annual meeting of shareholders, to be filed within 120 days after the end of the year covered by this Form 10-K Report pursuant to
           Regulation 14A under the Securities Exchange Act of 1934, as amended
21.1       Subsidiaries of Internet Capital Group (incorporated by
           reference to Exhibit 21.1 to the 2000 10-K)
23.1       Consent of KPMG LLP regarding Internet Capital Group, Inc.
23.2       Consent of Deloitte & Touche LLP regarding Onvia.com, Inc.
23.3       Consent of KPMG LLP regarding VerticalNet, Inc.
99.1       Consolidated Financial Statements of VerticalNet, Inc.
           (incorporated by reference to VerticalNet, Inc.'s financial statements included in its Report on Form 10-K for the year ended December 31, 2000, filed on April 2, 2001)