Form 10-Q
period 2001-06-30
INTERNET CAPITAL GROUP INC
filed 2001-08-14
CIK 1085621

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR QUARTER ENDED JUNE 30, 2001

                         COMMISSION FILE NUMBER 0-26929

                            ------------------------

                          INTERNET CAPITAL GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                       23-2996071
      (STATE OF OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NUMBER)
 600 BUILDING, 435 DEVON PARK DRIVE, WAYNE,                        19087
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

                               [X]  Yes  [ ]  No

     Number of shares of Common Stock outstanding as of August 13, 2001:
284,913,470 shares.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          INTERNET CAPITAL GROUP, INC.

                         QUARTERLY REPORT ON FORM 10-Q

                                     INDEX

                                                              PAGE NO.
                                                              --------
                   PART I -- FINANCIAL INFORMATION
Item 1 -- Financial Statements:
Consolidated Balance Sheets--June 30, 2001 (unaudited) and
  December 31, 2000.........................................      2
Consolidated Statements of Operations (unaudited) -- Three
  and Six Months Ended June 30, 2001 and 2000...............      3
Consolidated Statements of Cash Flows (unaudited) -- Six
  Months Ended June 30, 2001 and 2000.......................      4
Notes to Consolidated Financial Statements..................      5
Item 2 -- Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................     22
Item 3 -- Quantitative and Qualitative Disclosures About
  Market Risk...............................................     49

                     PART II -- OTHER INFORMATION
Item 1 -- Legal Proceedings.................................     50
Item 2 -- Changes in Securities and Use of Proceeds.........     50
Item 3 -- Defaults Upon Senior Securities...................     50
Item 4 -- Submission of Matters to a Vote of Security
  Holders...................................................     50
Item 5 -- Other Information.................................     51
Item 6 -- Exhibits and Reports on Form 8-K..................     51

SIGNATURES..................................................     52
Exhibit Index...............................................     53

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

                          INTERNET CAPITAL GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              AS OF JUNE 30,    AS OF DECEMBER 31,
                                                                   2001                2000
                                                              --------------    ------------------
                                                               (UNAUDITED)
                                                                   (IN THOUSANDS, EXCEPT PER
                                                                          SHARE DATA)
ASSETS
Current Assets
  Cash and cash equivalents.................................   $   322,709          $  412,497
  Short-term investments....................................        17,501              30,575
  Accounts receivable, net..................................        30,343              26,305
  Prepaid expenses and other current assets.................         1,025              24,525
                                                               -----------          ----------
          Total current assets..............................       371,578             493,902
  Fixed assets, net.........................................        22,239              51,509
  Ownership interests in and advances to Partner
     Companies..............................................       465,046           1,359,563
  Available-for-sale securities.............................        79,903             197,887
  Goodwill and other intangible assets, net.................        67,158           1,152,643
  Deferred taxes............................................            --              24,088
  Other.....................................................       115,409              57,626
                                                               -----------          ----------
          Total Assets......................................   $ 1,121,333          $3,337,218
                                                               ===========          ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current maturities of long-term debt......................   $    20,193          $    3,316
  Accounts payable..........................................        24,697              28,157
  Accrued expenses..........................................        23,127              31,081
  Accrued compensation and benefits.........................        19,858              12,906
  Notes payable to Partner Companies........................            --              27,095
  Other.....................................................        16,768              16,323
                                                               -----------          ----------
          Total current liabilities.........................       104,643             118,878
  Long-term debt............................................        19,608                 169
  Other liabilities.........................................         3,343               2,426
  Deferred taxes............................................        45,483                  --
  Minority interest.........................................       132,975             376,693
  Convertible subordinated notes............................       566,250             566,250
                                                               -----------          ----------
                                                                   872,302           1,064,416
Commitments and Contingencies
Stockholders' Equity
  Preferred stock...........................................            --                  --
  Common stock, $.001 par value; 2,000,000 shares
     authorized; 280,532 (2001) and 281,594 (2000) issued
     and outstanding........................................           281                 282
  Additional paid-in capital................................     3,084,901           3,088,788
  Accumulated deficit.......................................    (2,740,638)           (686,452)
  Unamortized deferred compensation.........................       (18,566)            (10,707)
  Notes receivable -- stockholders..........................       (31,320)            (52,053)
  Accumulated other comprehensive loss......................       (45,627)            (67,056)
                                                               -----------          ----------
          Total stockholders' equity........................       249,031           2,272,802
                                                               -----------          ----------
          Total Liabilities and Stockholders' Equity........   $ 1,121,333          $3,337,218
                                                               ===========          ==========

     See notes to consolidated financial statements.

                          INTERNET CAPITAL GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                        THREE MONTHS ENDED        SIX MONTHS ENDED
                                                             JUNE 30,                 JUNE 30,
                                                       ---------------------   -----------------------
                                                         2001        2000         2001         2000
                                                       ---------   ---------   -----------   ---------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue..............................................  $  22,340   $   3,375   $    50,777   $   5,205
                                                       ---------   ---------   -----------   ---------
Operating expenses
  Cost of revenue....................................     10,681       1,913        27,940       2,602
  Selling, general and administrative................     73,209      58,413       164,652      87,034
  Amortization of goodwill...........................     15,264      26,311       109,231      28,492
  Research and development...........................     12,487      22,008        28,993      22,008
  Stock-based compensation...........................      8,061       2,148        18,851       4,009
  Impairment related and other.......................     72,978       6,764       825,275       6,764
                                                       ---------   ---------   -----------   ---------
  Total operating expenses...........................    192,680     117,557     1,174,942     150,909
                                                       ---------   ---------   -----------   ---------
                                                        (170,340)   (114,182)   (1,124,165)   (145,704)
Other income (loss), net.............................     (9,498)      7,631      (155,174)    665,317
Interest income......................................      5,210      13,516        12,595      32,316
Interest expense.....................................     (9,599)    (12,106)      (20,969)    (21,446)
                                                       ---------   ---------   -----------   ---------
Income (loss) before income taxes, minority interest
  and equity loss....................................   (184,227)   (105,141)   (1,287,713)    530,483
Income taxes.........................................         44      92,639       (25,741)   (116,860)
Minority interest....................................     47,915      11,376        93,990      17,277
Equity loss -- share of partner company losses.......   (162,072)   (116,778)     (281,298)   (159,383)
Equity loss -- goodwill amortization.................    (34,910)    (66,830)     (108,949)   (104,276)
Equity loss -- impairment related....................    (20,739)     (2,132)     (436,589)     (2,132)
                                                       ---------   ---------   -----------   ---------
Net income (loss) before change in accounting
  principle..........................................   (353,989)   (186,866)   (2,046,300)    165,109
Cumulative effect of change in accounting
  principle..........................................         --          --        (7,886)         --
                                                       ---------   ---------   -----------   ---------
Net Income (loss)....................................  $(353,989)  $(186,866)  $(2,054,186)  $ 165,109
                                                       =========   =========   ===========   =========
Basic income (loss) per share:
Prior to cumulative effect of change in accounting
  principle..........................................  $   (1.28)  $   (0.70)  $     (7.34)  $    0.62
Cumulative effect of change in accounting
  principle..........................................         --          --         (0.03)         --
                                                       ---------   ---------   -----------   ---------
                                                       $   (1.28)  $   (0.70)  $     (7.37)  $    0.62
                                                       =========   =========   ===========   =========
Diluted income (loss) per share:
Prior to cumulative effect of change in accounting
  principle..........................................  $   (1.28)  $   (0.70)  $     (7.34)  $    0.61
Cumulative effect of change in accounting
  principle..........................................         --          --         (0.03)         --
                                                       ---------   ---------   -----------   ---------
                                                       $   (1.28)  $   (0.70)  $     (7.37)  $    0.61
                                                       =========   =========   ===========   =========
Shares used in computation of basic income (loss) per
  share..............................................    276,807     268,512       278,646     266,352
                                                       =========   =========   ===========   =========
Shares used in computation of diluted income (loss)
  per share..........................................    276,807     268,512       278,646     271,345
                                                       =========   =========   ===========   =========

                See notes to consolidated financial statements.

                          INTERNET CAPITAL GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                  SIX MONTHS ENDED
                                                                      JUNE 30,
                                                              -------------------------
                                                                 2001           2000
                                                              -----------    ----------
                                                                   (IN THOUSANDS)
Operating Activities
Net (loss) income...........................................  $(2,054,186)   $  165,109
Adjustments to reconcile net cash used in operating
  activities
  Purchased in process research and development.............           --        10,850
  Depreciation and amortization.............................      124,644       151,143
  Deferred compensation expense.............................       18,851         4,009
  Impairment related and other..............................      825,275            --
  Deferred taxes............................................       61,008       116,861
  Equity loss...............................................      826,836       159,382
  Other (income) loss.......................................      155,174      (663,185)
  Minority interest.........................................      (93,990)      (17,277)
  Cumulative effect of charge in accounting principle.......        7,886            --
Changes in assets and liabilities, net of effect of
  acquisitions:
  Accounts receivable, net..................................      (10,067)      (10,074)
  Prepaid expenses and other assets.........................        5,217        (9,168)
  Accounts payable..........................................        4,470        18,697
  Accrued expenses..........................................      (23,490)       33,371
  Other liabilities.........................................        2,491           321
                                                              -----------    ----------
Cash used in operating activities...........................     (149,881)      (39,961)
                                                              ===========    ==========
Investing Activities
  Capital expenditures......................................       (9,148)      (43,012)
  Proceeds from sales of available-for-sale securities......       88,565        80,585
  Proceeds from sales of Partner Company ownership
     interests..............................................       32,000            --
  Advances to Partner Companies.............................      (21,700)      (29,333)
  Repayment of advances to Partner Companies................           --        12,982
  Acquisitions of ownership interests in Partner
     Companies..............................................      (66,600)     (733,691)
  Proceeds from short-term investments......................       12,077         2,748
  Reduction in cash due to deconsolidation of a
     subsidiary.............................................       (4,997)         (466)
                                                              -----------    ----------
Cash used in investing activities...........................       30,197      (710,187)
                                                              ===========    ==========
Financing Activities
  Issuance of common stock, net.............................          256         1,430
  Long-term debt and capital lease obligations..............       22,952        (3,030)
  Proceeds from convertible notes...........................        2,042        15,234
  Repayment of advances to employees........................        1,890         6,933
  Advances to employees.....................................           --        (4,097)
  Issuance of stock by subsidiary...........................        3,220        71,581
                                                              -----------    ----------
Cash provided by financing activities.......................       30,360        88,051
                                                              -----------    ----------
Effect of exchange rates on cash............................         (464)           --
Net decrease in Cash and Cash Equivalents...................      (89,788)     (662,097)
Cash and Cash Equivalents at the beginning of period........      412,497     1,343,459
                                                              -----------    ----------
Cash and Cash Equivalents at the end of period..............  $   322,709    $  681,362
                                                              ===========    ==========

                See notes to consolidated financial statements.

                          INTERNET CAPITAL GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

  Description of the Company

     Internet Capital Group, Inc. (the "Company") was formed on March 4, 1996. The Company is an Internet company actively engaged in business-to-business, or B2B, e-commerce through a network of companies. The Company defines e-commerce as conducting or facilitating business transactions over the Internet. As of June 30, 2001, the Company owned interests in 63 companies engaged in e-commerce, which the Company calls its "Partner Companies". The Company's goal is to build companies that can obtain number one or two positions in their respective markets and deliver the software and services to help businesses increase efficiencies and cost savings. The Company's operating strategy is to build and develop its Partner Companies by providing the companies with a collaborative network that leverages its collective knowledge and resources.

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

  Basis of Presentation

     The accompanying unaudited consolidated financial statements of the Company for the three and six months ended June 30, 2001 and 2000, included herein, have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America and the interim financial statements rules and regulations of the SEC. In the opinion of management, the accompanying unaudited consolidated interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of the Company's operations for the three and six months ended June 30, 2001 and 2000 and its cash flows for the six months ended June 30, 2001 and 2000 and are not necessarily indicative of the results that may be expected for the year ending December 31, 2001 or for any interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K/A.

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Internet Capital Group Operations, Inc. (the "Operations Company"), Internet Capital Group (Europe) Limited, 1999 Internet Capital L.P., ICG Holdings, Inc., 1999 Internet Capital (Europe) L.P. and Internet Capital Group Japan, K.K. for the three and six months ended June 30, 2001 and 2000. The consolidated financial statements also include the following majority owned subsidiaries for the periods indicated, each of which was consolidated since the date the Company acquired majority control (collectively, the "Consolidated Subsidiaries"):

                        THREE MONTHS ENDED JUNE 30, 2001

AssetTRADE.com, Inc. ("AssetTRADE")            ICG Asia Ltd. ("ICG Asia")
Delphion, Inc. ("Delphion")                    ICG Commerce Holdings, Inc. ("ICG Commerce")
eMarket Capital, Inc. ("eMarket Capital")      iParts, Inc. ("iParts")
Emptoris, Inc. ("Emptoris")                    OnMedica Group PLC ("OnMedica")
eu-Supply.com Svenska AB ("eu-Supply")         RightWorks Corporation ("RightWorks")

                          INTERNET CAPITAL GROUP, INC.

1. SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

                         SIX MONTHS ENDED JUNE 30, 2001

AssetTRADE                                     iParts
CyberCrop.com, Incorporated ("CyberCrop.com")  iVOWS Interactive Limited
Delphion                                       (d/b/a Mesania.com) ("Mesania")
eMarket Capital                                MROLink Corporation ("MROLink")
Emptoris                                       OnMedica
eu-Supply                                      PaperExchange.com, Inc. ("PaperExchange.com")
ICG Asia                                       RightWorks
ICG Commerce

                        THREE MONTHS ENDED JUNE 30, 2000

Animated Images, Inc. ("Animated Images")      ICG Asia
AssetTRADE                                     ICG Commerce
CyberCrop.com                                  iParts
Delphion                                       MROLink
Emptoris                                       RightWorks

                         SIX MONTHS ENDED JUNE 30, 2000

Animated Images                                ICG Asia
AssetTRADE                                     ICG Commerce
CyberCrop.com                                  iParts
Delphion                                       MROLink
EmployeeLife.com, Inc. ("EmployeeLife.com")    RightWorks
Emptoris

     During the three months ended June 30, 2000 the Company's ownership in EmployeeLife.com decreased below 50%. During the three months ended December 31, 2000, Animated Images merged with Freeborders, Inc. ("Freeborders") resulting in the Company's ownership interest decreasing below 50%. The Company has accounted for its ownership in EmployeeLife.com and Animated Images (now Freeborders) as equity method investments since the date the Company's ownership dropped below 50%. During the three months ended June 30, 2001, CyberCrop.com, Mesania, and PaperExchange.com ceased operations and MROLink was deconsolidated due to a lack of effective control. None of these companies have been included in the operating results for the three months ended June 30, 2001.

  Principles of Accounting for Ownership Interests in Partner Companies

     The various interests that the Company acquires in its Partner Companies are accounted for under three broad methods: consolidation, equity method and cost method. The applicable accounting method is generally determined based on the Company's voting interest in a Partner Company.

     Consolidation. Partner Companies in which the Company directly or indirectly owns more than 50% of the outstanding voting securities or those that the Company has effective control over are generally accounted for under the consolidation method of accounting. Under this method, a Partner Company's results of operations are reflected within the Company's Consolidated Statements of Operations. All significant intercompany accounts and transactions have been eliminated. Participation of other Partner Company stockholders in the earnings or losses of a consolidated Partner Company is reflected in the caption "Minority interest" in the Company's Consolidated Statements of Operations. Minority interest adjusts the Company's

                          INTERNET CAPITAL GROUP, INC.

1. SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

consolidated results of operations to reflect only the Company's share of the earnings or losses of the consolidated Partner Company. The results of operations and cash flows of a consolidated Partner Company are included through the latest interim period in which the Company owned a greater than 50% direct or indirect voting interest for the entire interim period or otherwise exercised control over the Partner Company. Upon dilution of control below 50%, the accounting method is adjusted to the equity or cost method of accounting, as appropriate, for subsequent periods.

     In 1999, the Company acquired a controlling majority interest in Animated Images, CyberCrop.com, EmployeeLife.com, ICG Commerce and iParts. In 2000, the Company acquired a controlling interest in AssetTRADE, Delphion, Emptoris, eu-Supply, eMarket Capital, Industrial America.com LLC (now MROLink), ICG Asia, Mesania, OnMedica, PaperExchange.com and RightWorks. Animated Images' operations include software development and consulting services. Emptoris develops procurement management systems and provides consulting services to power e-marketplaces. ICG Commerce provides strategic sourcing consulting and online Internet purchasing. RightWorks provides Internet based software for powering B2B digital marketplaces. PaperExchange.com operated an e-business marketplace for the pulp and paper industry. AssetTRADE operates an e-business marketplace for surplus industrial assets. The other consolidated subsidiaries are development stage companies that have generated negligible revenue since their inception.

     The Company's approximate direct and indirect voting interest in the consolidated companies at June 30, 2001 was as follows: AssetTRADE, 51%; Delphion, 33%; eMarket Capital, 54%; Emptoris, 62%; eu-Supply, 51%; ICG Asia, 53%; ICG Commerce, 54%; iParts, 67%; OnMedica, 57%; and RightWorks, 91%. Delphion is accounted for as a consolidated Partner Company based on the Company's representation on Delphion's Board of Directors.

     Equity Method. Partner Companies whose results are not consolidated, but over whom the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to a Partner Company depends on an evaluation of several factors including, among others, representation on the Partner Company's Board of Directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the Partner Company, including voting rights associated with the Company's holdings in common, preferred and other convertible instruments in the Partner Company. Under the equity method of accounting, a Partner Company's accounts are not reflected within the Company's Consolidated Statements of Operations; however, the Company's share of the earnings or losses of the Partner Company is reflected in the caption "Equity loss -- share of partner company losses" in the Consolidated Statements of Operations.

     The amount by which the Company's carrying value exceeds its share of the underlying net assets of Partner Companies accounted for under the consolidation or equity methods of accounting, as measured at the time of acquisition, is amortized on a straight-line basis generally over three years.

  Cost Method.

     Partner Companies not accounted for under the consolidation or the equity methods of accounting are accounted for under the cost method of accounting. Under this method, the Company's share of the earnings or losses of such companies is not included in the Consolidated Statements of Operations. However, cost method Partner Company impairment charges are recognized in the Consolidated Statements of Operations with the new cost basis not written-up if circumstances suggest that the value of the Partner Company has subsequently recovered.

     The Company records its ownership interest in debt securities of Partner Companies accounted for under the cost method at cost because it has the ability and intent to hold these securities until maturity. The

                          INTERNET CAPITAL GROUP, INC.

1. SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

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

  Impairment Charges

     The Company continually evaluates the carrying value of its ownership interests in and advances to each of its Partner Companies for possible impairment based on achievement of business plan objectives and milestones, the value of each ownership interest in the Partner Company relative to carrying value, the financial condition and prospects of the Partner Company, and other relevant factors. The business plan objectives and milestones the Company considers include, among others, those related to financial performance such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature such as the key business partnership or the hiring of key employees.

     The Company operates in an industry that is rapidly evolving and extremely competitive. Recently, many Internet based businesses, including some with B2B business models, have experienced difficulty in raising additional capital necessary to fund operating losses and continued investments that their management teams believe are necessary to sustain operations. Valuations of public companies operating in the Internet B2B e-commerce sector declined significantly during 2000 and continued to decline through the six months ended June 30, 2001. In the first quarter of 2000 the Company announced several significant acquisitions that were financed principally with shares of the Company's stock and, based on the price of the Company's stock at that time were valued in excess of $1 billion. Based on the Company's periodic review of its Partner Company holdings, including those valued in the first quarter of 2000, during the three and six months ended June 30, 2001, impairment charges of $57.3 million and $1.26 billion, respectively, were recorded to write down certain Partner Company holdings. For the three and six months ended June 30, 2001, $28.7 million and $765.5 million of this charge related to the Companies consolidated subsidiaries, $699.2 million and $15.2 million of which relate to the Company's pending sales of RightWorks and ICG Asia, respectively, and is reported within "Impairment related and other" in the Company's Consolidated Statements of Operations (see footnote 7). Additionally, the Company's consolidated Partner Companies recorded impairment related and other charges of $40.5 million and $42.5 million, respectively, during the three and six months ended June 30, 2001. The remaining impairment charges relate to equity method and cost method companies. Charges associated with equity method companies are reported as part of the Company's equity losses (see footnote 4). Charges related to cost method companies are reported in "Other income (expense), net" in the Company's Consolidated Statements of Operations.

  Revenue Recognition

     For the three months ended June 30, 2001, the Company's revenues were primarily attributable to AssetTRADE, ICG Commerce and RightWorks. For the six months ended June 30, 2001, the Company's revenues were primarily attributable to AssetTrade, ICG Commerce, PaperExchange.com and RightWorks. During the three months ended June 30, 2001, PaperExchange.com ceased operations and is not included in the Company's Operating Results for the three months ended June 30, 2001.

     RightWorks derives revenue from software license fees and services. Fees from licenses are recognized as revenue upon contract execution, provided all shipment obligations have been met, fees are fixed or determinable, collection is probable, and vendor-specific objective evidence exists to allocate the total fee

                          INTERNET CAPITAL GROUP, INC.

1. SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

between all elements of the arrangement. Maintenance revenue is recognized ratably over the term of the maintenance contract. Consulting and training revenue is recognized when the services are performed.

     PaperExchange.com operated an e-business marketplace for the pulp and paper industry. PaperExchange.com acted as a principal or as an agent under agreements with certain suppliers. The majority of PaperExchange.com's revenue were the result of arrangements where PaperExchange.com acted as a principal, took ownership and bore the risk of loss. An insignificant amount of revenues had been generated from amounts for which PaperExchange.com acted as an agent. Revenues were recognized when products were shipped.

     AssetTRADE operates as an online auction for industrial equipment. Approximately 50% of AssetTRADE's revenues are the result of arrangements where AssetTRADE acts as a principal, takes ownership and bears the risk of loss. Approximately 50% of AssetTRADE's revenue relates to arrangements where AssetTRADE acts as an agent and revenues are reported net of costs.

     ICG Commerce generates revenues from its transaction-based exchange business and from strategic services. ICG Commerce acts as an agent and transaction revenues are reported net of costs. Implementation fees, including start-up fees, are deferred and recognized as revenues ratably over the expected term of the arrangement. Strategic services include revenues from procurement consulting services, auction services and sourcing programs. Strategic services are generally recorded as services are rendered.

  Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain amounts recorded to reflect the Company's share of losses of Partner Companies accounted for under the consolidated or equity methods are based on unaudited results of operations of those Partner Companies and may require adjustments in the future when audits of these entities are made final.

     It is reasonably possible that the Company's accounting estimates with respect to the useful life and ultimate recoverability of the Company's carrying basis including goodwill in Partner Companies could change in the near term and that the effect of such changes on the financial statements could be material. At June 30, 2001, the recorded amount of carrying basis including goodwill is not impaired, although there can be no assurance that the Company's future results will confirm this assessment, that a significant write-down of Partner Company carrying basis including goodwill will not be required in the future, or that a significant loss will not be recorded in the future upon the sale of a Partner Company.

  Cash and Cash Equivalents

     The Company considers all highly liquid instruments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Cash and cash equivalents at June 30, 2001 and December 31, 2000 are invested principally in money market accounts and commercial paper.

  Available-for-Sale Securities

     Available-for-sale securities are reported at fair value, based on quoted market prices, with the net unrealized gain or loss reported as a component of "Accumulated other comprehensive loss" in stockholders' equity.

                          INTERNET CAPITAL GROUP, INC.

1. SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

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

     The Company holds interests in publicly held equity securities and privately held equity securities that expose the Company to fluctuations in the fair values of those companies' securities and to variability in future cash flows of forecasted transactions of available-for-sale securities. The Company assesses risk of publicly held equity securities by continually monitoring changes in the market value of the equity securities. The Company selectively uses derivative financial instruments, including cashless collar agreements and contracts to manage these exposures to variability in future cash flows. The credit risks associated with the Company's derivative financial instruments are controlled through the evaluation and monitoring of the creditworthiness of the counter parties. Although the Company may be exposed to losses in the event of nonperformance by the counter parties, the Company does not expect such losses, if any, to be significant. The Company does not attempt to minimize its exposure to fluctuations in fair values of interests in publicly held equity securities or privately held equity securities of its Partner Companies. The Company does not hold or issue any derivative financial instruments for trading purposes and is not a party to leveraged instruments.

     In March 2000, the Company entered into three cashless collar agreements (the "Equity Collars") to hedge forecasted sales of its holdings of Ariba, Inc. ("Ariba") common stock. The Equity Collars limit the Company's exposure to and benefits from price fluctuations in the underlying equity securities. The Company has designated the Equity Collars as cash flow hedges and recorded the Equity Collars at their estimated fair value, with unrealized gains and losses resulting from changes in fair value recorded as a component of "Accumulated other comprehensive loss" and changes due to the ineffectiveness of the Equity Collars to "Other income (loss), net". Unrealized gains and losses as a result of these instruments are recognized in the Consolidated Statements of Operations when the underlying hedged item is extinguished or otherwise terminated. Two of the Equity Collars were terminated in December 2000 and March 2001. The remaining Equity Collar matures in January 2003.

     The fair value of warrants issued to the Company by Partner Companies, which are derivative instruments, are recorded on the Consolidated Balance Sheets at issuance in "Ownership interests in and advances to Partner Companies" and are determined using the Black-Scholes method. Changes in the fair value of the warrants are recorded to "Other income (loss), net".

     During the three and six months ended June 30, 2001, the Company acquired warrants from Partner Companies in connection with the acquisition of ownership interests in and advances to Partner Companies and the issuance of a letter of credit to secure debt financing for a Partner Company. The estimated fair value of these warrants upon issuance was approximately $13.1 million.

     The adoption of SFAS No. 133 resulted in recording $7.9 million of decline in fair value of warrants held in Partner Companies to "Cumulative effect of change in accounting principle" in the Consolidated Statement of Operations for the three months ended March 31, 2001. The fair value of warrants held in Partner Companies was $53.7 million on January 1, 2001. Estimated losses on the fair value of all outstanding

                          INTERNET CAPITAL GROUP, INC.

1. SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

warrants for the three and six months ended June 30, 2001 was approximately $6.4 million and $49.4 million, respectively. As part of the Company's sale of ICG Asia (see Note 7), the Company's warrants in ICG Asia were sold, which had a value of $6.1 million and were included in the calculation of the Company's loss on the sale of ICG Asia. The estimated fair value of warrants held in Partner Companies was approximately $11.3 million at June 30, 2001.

  Intangibles

     Goodwill, the excess of cost over net assets of businesses acquired, and other intangible assets are amortized on a straight-line basis over generally three to five years. Goodwill and other intangible assets at June 30, 2001 of $67.2 million is attributable to the Company's acquisitions of ownership interests in its consolidated Partner Companies, acquisitions of business completed by consolidated Partner Companies and consolidated Partner Companies' other intangible assets.

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

     The Company's effective tax rate for the three and six months ended June 30, 2001 differed from the federal statutory rate of 35% principally due to the establishment of a valuation allowance for the deferred tax asset. The Company's effective tax rate for the three and six months ended June 30, 2000 differed from the federal statutory rate of 35% principally due to the impact of state taxes and certain nondeductible expenses.

     The Company's deferred tax asset before valuation allowance of $663.3 million at June 30, 2001 consists primarily of $522.8 million related to the carrying value of its Partner Companies and net operating loss carryforwards of approximately $78.4 million. The Company's deferred tax liability of $45.4 million at June 30, 2001 relates primarily to the carrying value of its Partner Companies.

     The Company recorded a valuation allowance equal to its deferred tax asset because management believes at this time it is not likely that the Company will realize the benefits of these assets. The assets relate primarily to the excess of tax basis over book basis of the Partner Companies and net operating loss carryforwards. Most of the Partner Companies are in an early stage of development, currently generate significant losses and are expected to generate significant losses in the future. The marketability of the securities held in the Partner Companies is generally limited as they primarily represent ownership interest in companies whose stock is not publicly traded. As of June 30, 2001, the only publicly traded partner companies were VerticalNet, Inc. ("VerticalNet"), Breakaway Solutions, Inc. ("Breakaway Solutions"), eMerge Interactive, Inc. ("eMerge Interactive"), Onvia.com, Inc. ("Onvia.com"), UAXS Global Holdings, Inc. (formerly Universal Access, Inc.) ("UAXS Global"), and ICG Asia. Each of these companies has experienced a significant decline in the value of its stock price along with the business sectors that it operates in. Accordingly, a full valuation allowance continued to be carried for the Company's deferred tax asset at June 30, 2001.

  Net Income (Loss) Per Share

     Net income (loss) per share (EPS) is computed using the weighted average number of common shares outstanding during each period. Diluted EPS includes potential common stock (unless anti-dilutive) which

                          INTERNET CAPITAL GROUP, INC.

1. SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

would arise from invested restricted stock, the exercise of stock options and conversion of other convertible securities and is adjusted, if applicable, for the effect on net income (loss) of such transactions.

     If a consolidated or equity method Partner Company has dilutive options or securities outstanding, diluted net income (loss) per share is computed by deducting from income (loss) from continuing operations the income attributable to the potential exercise of the dilutive options or securities of the Partner Company.

  Foreign Currency Translation

     The functional currency for the Company's foreign subsidiaries is the local currency of the country in which it operates. Assets and liabilities are translated using the exchange rate at the balance sheet date. Revenue, expenses, gains and losses are translated at the average exchange rate in the month those elements are recognized. Translation adjustments, which have not been material to date, are included in "Accumulated other comprehensive loss".

  Reclassifications

     Certain prior year amounts have been reclassified to conform with the current year presentation. The impact of these changes is not material and did not affect net loss.

  Gain or Loss on Issuances of Stock By Partner Companies

     Pursuant to SEC Staff Accounting Bulletin No. 84, at the time a Partner Company accounted for under the consolidation or equity methods of accounting issues its common stock at a price different from the Partner Company's book value per share, the Company's share of the Partner Company's net equity changes. If at that time, the Partner Company is not a newly-formed, non-operating entity, nor a research and development, start-up or development stage company, nor is there question as to the Company's ability to continue in existence, the Company records the change in its share of the Partner Company's net equity as a gain or loss in its Consolidated Statements of Operations.

2. COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) is the change in equity of a business enterprise during a period resulting from transactions and other events and circumstances from non-owner sources. Excluding net income (loss), the Company's principal source of comprehensive income (loss) is net unrealized depreciation related to its available-for-sale securities. The following summarizes the components of comprehensive income (loss):

                                              THREE MONTHS ENDED          SIX MONTHS ENDED
                                                   JUNE 30,                   JUNE 30,
                                            ----------------------    ------------------------
                                              2001         2000          2001          2000
                                            ---------    ---------    -----------    ---------
                                                              (IN THOUSANDS)
                                                               (UNAUDITED)
Net income (loss).........................  $(353,989)   $(186,866)   $(2,054,186)   $ 165,109
Other comprehensive income (loss):
  Unrealized depreciation, net of tax.....     (6,407)     (28,085)       (46,310)    (135,066)
  Change in value of cashflow hedge, net
     of tax...............................      2,698        8,621         33,539       39,462
  Reclassification adjustments, net of
     tax..................................    (31,782)      32,570         32,661       15,690
  Foreign currency translation
     adjustment...........................      1,099          499          1,539          459
                                            ---------    ---------    -----------    ---------
Comprehensive income (loss)...............  $(388,381)   $(173,261)   $(2,032,757)   $  85,654
                                            =========    =========    ===========    =========

                          INTERNET CAPITAL GROUP, INC.

3. NET INCOME (LOSS) PER SHARE

     The calculations of Net Income (Loss) Per Share prior to cumulative effect of change in accounting principle were:

                                              THREE MONTHS ENDED          SIX MONTHS ENDED
                                                   JUNE 30,                   JUNE 30,
                                            ----------------------    ------------------------
                                              2001         2000          2001          2000
                                            ---------    ---------    -----------    ---------
                                                               (UNAUDITED)
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Basic
  Net income (loss).......................  $(353,989)   $(186,866)   $(2,054,186)   $ 165,109
  Less: Cumulative effect of change in
     accounting principle.................         --           --         (7,886)          --
                                            ---------    ---------    -----------    ---------
  Net income (loss) before change in
     accounting principle.................  $(353,989)   $(186,866)   $(2,046,300)   $ 165,109
                                            =========    =========    ===========    =========
  Average common shares outstanding.......    276,807      268,512        278,646      266,352
                                            =========    =========    ===========    =========
  Basic...................................  $   (1.28)   $   (0.70)   $     (7.34)   $    0.62
                                            =========    =========    ===========    =========
Diluted
  Net income (loss) before change in
     accounting principle.................  $(353,989)   $(186,866)   $(2,046,300)   $ 165,109
Partner Company equity adjustment.........         --           --             --       (1,338)
                                            ---------    ---------    -----------    ---------
Adjusted net income (loss)................  $(353,989)   $(186,866)   $(2,046,300)   $ 163,771
                                            =========    =========    ===========    =========
Average common shares outstanding.........    276,807      268,512        278,646      266,352
Effect of:
  Dilutive options........................         --           --             --        4,993
                                            ---------    ---------    -----------    ---------
Average common shares assuming dilution...    276,807      268,512        278,646      271,345
                                            =========    =========    ===========    =========
  Diluted.................................  $   (1.28)   $   (0.70)   $     (7.34)   $    0.61
                                            =========    =========    ===========    =========

     If a consolidated or equity method Partner Company has dilutive options or securities outstanding, diluted net income (loss) per share is computed first by deducting from income (loss) from continuing operations the income attributable to the potential exercise of the dilutive options or securities of the Partner Company. For the six months ended June 30, 2000, the impact of a Partner Company's dilutive securities has been shown as an adjustment to net income for purposes of calculating diluted net income (loss) per share. The following options, restricted stock, convertible notes and warrants outstanding as of June 30, 2001 were not included in the computation of diluted EPS as their effect would have been anti-dilutive: options to purchase 20,800,247 shares of common stock at an average price of $15.61 per share; 4,644,550 shares of unvested restricted stock; warrants to purchase 1,570,676 shares of common stock at an average price of $6.00 per share; and convertible subordinated notes convertible into 4,443,267 shares of common stock.

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

                                              AS OF JUNE 30, 2001      AS OF DECEMBER 31, 2000
                                             ----------------------    ------------------------
                                             CARRYING                   CARRYING
                                              VALUE      COST BASIS      VALUE       COST BASIS
                                             --------    ----------    ----------    ----------
                                                  (UNAUDITED)
                                                               (IN THOUSANDS)
Equity Method..............................  $423,215    $1,337,634    $1,231,769    $1,710,361
Cost Method................................    41,831        78,533       127,794       140,389
                                             --------    ----------    ----------    ----------
                                             $465,046    $1,416,167    $1,359,563    $1,850,750
                                             ========    ==========    ==========    ==========

     At June 30, 2001, the Company's carrying value in its Partner Companies accounted for under the equity method exceeded its share of the underlying equity in the net assets of such companies by $197.0 million. This excess relates to ownership interests acquired through June 30, 2001 and is generally being amortized over a three year period. Amortization expense of $34.9 million and $108.9 million is included in "Equity loss-goodwill amortization" in the accompanying Consolidated Statements of Operations for the three and six months ended June 30, 2001, respectively.

     The following unaudited summarized financial information for Partner Companies accounted for under the equity method of accounting at June 30, 2001 and 2000 has been compiled from the financial statements of the respective Partner Companies:

                                                THREE MONTHS ENDED         SIX MONTHS ENDED
                                                     JUNE 30,                  JUNE 30,
                                              ----------------------    ----------------------
                                                2001         2000         2001         2000
                                              ---------    ---------    ---------    ---------
                                                               (IN THOUSANDS)
Revenue.....................................  $ 471,638    $ 358,768    $ 953,893    $ 509,766
Net Loss....................................  $(514,187)   $(360,995)   $(838,117)   $(501,699)

     During the three and six months ended June 30, 2001, the Company recorded impairment charges of $20.7 million and $436.6 million, respectively, related to equity method companies. The majority of these charges related to eCredit.com, Inc. ("eCredit") in the amount of $367.5 million. eCredit provides real-time credit, financing and related services to e-businesses over an Internet-based platform, which connects businesses to financing partners and information sources at the point of sale. In June 2000, the Company acquired a 39% interest in eCredit for 4,655,558 shares of the Company's common stock valued at $424.7 million or approximately $91 per share. The Company increased its interest in eCredit to approximately 42% for an additional $25.6 million in cash and notes through the remainder of 2000. The Company noted a continued substantial decline in the market for companies in the business to business e-commerce sector during the first quarter of 2001 and determined the market value for eCredit had declined significantly. As a result the Company performed an evaluation of the carrying amount of its investment in eCredit in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and determined that it was necessary to record an impairment charge as of March 31, 2001. The impairment charge was based on the estimated current fair value of eCredit, which was determined by estimating the Company's future discounted cash flows related to eCredit including the estimated proceeds upon disposition. Impairment charges related to equity method companies have been included in the Consolidated Statements of Operations as "Equity loss -- impairment related".

     The Company also recorded $7.9 million and $56.6 million in impairment charges during the three and six months ended June 30, 2001, respectively. The charges related to cost method Partner Companies for which it has been determined that the Company will not be able to recover its full investment. Impairment

                          INTERNET CAPITAL GROUP, INC.

4. OWNERSHIP INTERESTS IN AND ADVANCES TO PARTNER COMPANIES -- (CONTINUED)

charges related to cost method companies have been included in the Consolidated Statements of Operations as a component of "Other income (loss), net".

5. DEBT

  Convertible Subordinated Notes

     In December 1999, the Company issued $566.3 million of convertible subordinated notes. The notes bear interest at an annual rate of 5.5% and mature in December 2004. The notes are convertible at the option of the holder, at any time on or before maturity into shares of the Company's common stock at a conversion price of $127.44 per share, which is equal to a conversion rate of
7.8468 shares per $1,000 principal of notes. Additionally, the notes may be redeemed by the Company if the Company's closing stock price exceeds 150% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days. The conversion rate is subject to adjustment. The Company recorded interest expense of $7.2 million and $15.0 million relating to these notes during the three and six months ended June 30, 2001 with interest payments due semiannually through December 21, 2004. Issuance costs of $18.3 million were recorded in other assets and are being amortized as interest expense over the term of the notes using the effective interest method. The fair value of the convertible subordinated notes at June 30, 2001 is approximately $187.6 million.

  Loan and Credit Agreements

     On August 9, 2001, the Company entered into a Loan agreement (the "Loan Agreement") with PNC Bank to provide for the issuance of letters of credit including those outstanding under the Company's previous credit facility. The Loan Agreement provides for issuances of letters of credit up to $15 million subject to a cash secured borrowing base as defined by the agreement. Issuance fees of .25% per annum of the face amount of each letter of credit will be paid to PNC Bank subsequent to issuance. The Loan Agreement also is subject to a
 .125% per annum unused commitment fee payable to the bank quarterly. As of August 9, 2001, $8.6 million in letters of credit assumed from the Company's credit facility were outstanding under the agreement and the Company's credit facility described below was terminated.

     The Company's credit facility provided for borrowings up to $125 million, including the issuance of letters of credit. The facility was subject to a .375% unused commitment fee, bore interest, at the Company's option at LIBOR plus 2.0% or the lenders' Base Rate (the lenders' Base Rate being the greater of (i) the prime rate or (ii) the Federal Funds Rate plus .5%) and was secured by substantially all of the Company's assets (including the Company's holdings in its domestic Partner Companies). No borrowings were made under the facility. At June 30, 2001, only those letters of credit assumed under the Loan Agreement were outstanding. Upon execution of the Loan Agreement on August 9, 2000, the credit facility was terminated.

  Long-Term Debt

     The Company's long-term debt of $19.6 million (net of current portion of $20.2 million) relates to its Consolidated Partner Companies, is non-recourse to the Company, and primarily consists of secured notes due to stockholders and outside lenders of AssetTRADE, ICG Commerce, OnMedica and RightWorks and capital lease commitments.

6. ACQUISITIONS

     In January 2001, ICG Commerce acquired a controlling interest in ePValue, Inc. ("ePValue"), a provider of outsourced purchasing services for large enterprises. Prior to the acquisition, Accenture LLP ("Accenture") and Sun MicroSystems, Inc. were the majority shareholders of ePValue. ICG Commerce issued an aggregate of 3,858,809 shares of its common and Series C Preferred stock as well as a commitment

                          INTERNET CAPITAL GROUP, INC.

6. ACQUISITIONS -- (CONTINUED)

to issue an additional 240,000 shares of its common stock upon conversion of all outstanding common stock of ePValue in a merger. In addition, in connection with the merger, certain of the sellers will receive the right to earn up to an additional 3,924,774 shares of ICG Commerce common stock, based on ePValue entering into customer arrangements which generate cash inflows and meet an addressable special threshold defined in the agreement by December 31, 2001. ICG Commerce also entered into a strategic alliance with Accenture, pursuant to which Accenture can earn up to 7,358,950 shares of ICG Commerce's common stock based on the achievement of contractually agreed upon customer referral and revenue generation criteria.

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

     The above noted acquisitions did not have a material impact on revenues, net loss or loss per share for the period ended June 30, 2001.

     The Company utilized $32.4 million and $99.4 million in cash to acquire interests in, and make advances to new and existing Partner Companies during the three and six months ended June 30, 2001, respectively. These companies included: Blackboard, Inc. ("Blackboard"); Breakaway Solutions; Citadon, Inc. (formerly Bidcom, Inc.)("Citadon"); CommerceQuest, Inc. ("CommerceQuest"); CourtLink Corporation ("CourtLink"); CyberCrop.com; eCredit; Freeborders; FuelSpot.com, Inc. ("FuelSpot"); inreon Limited ("inreon"); Logistics.com, Inc. ("Logistics.com"); MetalSite, Inc. ("MetalSite"); MROLink Corporation ("MROLink"); OnMedica; PaperExchange.com; RightWorks; SageMaker, Inc. ("SageMaker"); StarCite, Inc. ("StarCite"); Textiles Online Marketplaces Limited (dba "Texyard"); and USgift Corporation ("USgift").

7. IMPAIRMENT RELATED AND OTHER

     Impairment related and other primarily relates to impairment charges for Partner Companies accounted for under the consolidation method of accounting.

     In June 2000, the Company acquired a controlling interest in RightWorks for 5,892,048 shares of the Company's common stock valued at $754 million ($128 per share) and $22 million in cash. On March 8, 2001, the Company announced the merger of RightWorks with i2 Technologies, Inc. ("i2 Technologies"). Upon closing of the merger, the Company expects to receive approximately 3.8 million shares, subject to certain adjustments, of i2 Technologies' common stock. Based on the closing price of i2 Technologies' stock at the date of the announcement ($21.43 per share), the Company recorded a non-cash, pre-tax loss of approximately $672.3 million. At March 8, 2001 all of RightWorks' long-term net assets were classified as assets held for sale. As of March 30, 2001, i2 Technologies' stock had declined 32% to $14.50 per share resulting in revaluation of the assets held for sale and an additional loss of $26.9 million or a total estimated loss on sale of $699.2 million. The actual loss may be greater or lesser than this amount depending on the trading price of i2 Technologies' stock upon closing which is expected to be completed in the third quarter of 2001. The net assets held for sale of $68.6 million represent the long lived assets of RightWorks at June 30, 2001 and is included in other assets in the Company's Consolidated Balance Sheet.

     In May 2000, the Company acquired a 50.2% interest in Harbour Ring International Holdings Limited, a listed company on the Hong Kong Stock Exchange which was renamed ICG Asia Ltd., for $116.5 million in cash. In June 2001, the Company agreed to sell its stake in ICG Asia to Asian conglomerate Hutchison

                          INTERNET CAPITAL GROUP, INC.

7. IMPAIRMENT RELATED AND OTHER -- (CONTINUED)

Whampoa Limited and Reading Investments Limited for $98.6 million, which included proceeds from the sale of the Company's subsidiary in Japan to ICG Asia, and recorded a net loss on sale of $15.2 million. The net asset held for sale of $17.9 million represents the long lived assets of ICG Asia at June 30, 2001 and is included in other assets in the Company's Consolidated Balance Sheet.

     Other impairment charges include $13.5 million and $51.0 million, for the three and six months ended June 30, 2001, respectively, related to three other consolidated Partner Companies for which the Company has determined that it will not be able to recover its full investment.

     The Company's consolidated Partner Companies recorded impairment charges of $22.4 million during the three months ended June 30, 2001.

8. RESTRUCTURING

     In 2000, the Company effected a restructuring plan designed to reduce its cost structure by closing and consolidating three offices, disposing of fixed assets, and reducing its workforce. As a result, the Company recorded a restructuring charge of $25.9 million during 2000, consisting of $7.4 million of office closure costs (of which $6.4 million was a non-cash charge related to fixed asset disposals in 2000), $6.0 million of cash severance (of which $1.7 million was paid in 2000) and $12.5 million in non-cash severance, principally acceleration of stock options. During the six months ended June 30, 2001, the Company recorded an $18.7 million restructuring charge, primarily consisting of costs associated with closing an office, and additional employee severance related to a further reduction in the workforce. Both charges are included in "Impairment related and other" in the Consolidated Statements of Operations. Restructuring activity is summarized as follows:

                                      ACCRUAL AT       RESTRUCTURING     CASH     NON-CASH AND    ACCRUAL AT
                                   DECEMBER 31, 2000      CHARGE       PAYMENTS      OTHER       JUNE 30, 2001
                                   -----------------   -------------   --------   ------------   -------------
                                                                   IN (000'S)
RESTRUCTURING -- 2001
Office closure costs.............       $   --            $ 7,868      $    (80)    $ (2,683)       $ 5,105
Employee severance and related
  benefits.......................           --             30,793        (8,283)     (17,044)         5,466
                                        ------            -------      --------     --------        -------
RESTRUCTURING -- 2000............           --             38,661        (8,363)     (19,727)        10,571
                                        ------            -------      --------     --------        -------
Office closure costs.............          992                 --          (740)          --            252
Employee severance and related
  benefits.......................        4,299                 --        (4,252)          --             47
                                        ------            -------      --------     --------        -------
                                         5,291                 --        (4,992)          --            299
                                        ------            -------      --------     --------        -------
                                        $5,291            $38,661      $(13,355)    $(19,727)       $10,870
                                        ======            =======      ========     ========        =======

     The Company's office closure costs include the estimated costs to close three offices including costs to fulfill the Company's obligations under signed lease contracts and the write-off of leasehold improvements. Employee severance and related benefits include the estimated costs of cash severance (56 and 50 employees in 2001 and 2000, respectively) and non-cash charges for the acceleration of stock options and forgiveness of interest on employee stock option loans. Cash severance was paid in a lump sum or over the shorter of a six month period or until new employment.

     Two of the Company's consolidated Partner Companies recorded restructuring charges totaling $20.0 million in 2001. These charges primarily represent $6.4 million of cash severance and $13.6 million of non-cash severance.

                          INTERNET CAPITAL GROUP, INC.

9. SEGMENT INFORMATION

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

                          INTERNET CAPITAL GROUP, INC.

9. SEGMENT INFORMATION -- (CONTINUED)


                                              THREE MONTHS ENDED          SIX MONTHS ENDED
                                                   JUNE 30,                   JUNE 30,
                                            ----------------------    ------------------------
                                              2001         2000          2001          2000
                                            ---------    ---------    -----------    ---------
                                                               (UNAUDITED)
                                                              (IN THOUSANDS)
Partner Company Operations
  Revenue.................................  $  22,340    $   3,375    $    50,777    $   5,205
                                            ---------    ---------    -----------    ---------
Operating expenses
  Cost of revenue.........................     10,681        1,913         27,940        2,602
  Selling, general and administrative.....     63,143       40,704        140,487       54,289
  Research and development................     12,738       13,047         29,244       13,047
  Stock-based compensation................      2,101          312         11,523          320
  Amortization of goodwill and other
     intangibles..........................     15,264       26,311        109,231       28,492
  Impairment related and other............     69,124           --        807,931           --
                                            ---------    ---------    -----------    ---------
  Total operating expenses................    173,051       82,287      1,126,356       98,750
                                            ---------    ---------    -----------    ---------
                                             (150,711)     (78,912)    (1,075,579)     (93,545)
  Other income (expense), net.............        (23)           2         (1,589)           2
  Interest income.........................      2,418        2,770          6,777        2,899
  Interest expense........................     (1,233)      (1,946)        (3,359)      (2,073)
                                            ---------    ---------    -----------    ---------
  Loss before income taxes, minority
     interest and equity loss.............   (149,549)     (78,086)    (1,073,750)     (92,717)
  Income taxes............................         44           --            410          771
  Minority interest.......................     47,915       11,376         93,990       17,277
  Equity loss -- shares of partner company
     losses...............................   (162,072)    (116,778)      (281,298)    (159,383)
  Equity loss -- goodwill amortization....    (34,910)     (66,830)      (108,949)    (104,276)
  Equity loss -- impairment related.......    (20,739)      (2,132)      (436,589)      (2,132)
                                            ---------    ---------    -----------    ---------
Loss from Partner Company Operations......  $(319,311)   $(252,450)   $(1,806,186)   $(340,460)
                                            =========    =========    ===========    =========
General ICG Operations
  General and administrative..............  $ (10,066)   $ (17,709)   $   (24,165)   $ (32,744)
  Stock-based compensation................     (5,960)      (1,836)        (7,328)      (3,690)
  Research and development................        251       (8,961)           251       (8,961)
  Impairment related and other............     (3,854)      (6,764)       (17,344)      (6,764)
  Other income (loss), net................     (9,475)       7,629       (153,585)     665,315
  Interest income (expense), net..........     (5,574)         586        (11,792)      10,044
  Income taxes............................         --       92,639        (26,151)    (117,631)
Cumulative effect of change in accounting
  principle...............................         --           --         (7,886)          --
                                            ---------    ---------    -----------    ---------
Income (loss) from General ICG
  Operations..............................  $ (34,678)   $  65,584    $  (248,000)   $ 505,569
                                            =========    =========    ===========    =========

                          INTERNET CAPITAL GROUP, INC.

9. SEGMENT INFORMATION -- (CONTINUED)


                                                                                   AS OF
                                                              AS OF JUNE 30,    DECEMBER 31,
                                                                   2001             2000
                                                              --------------    ------------
                                                               (UNAUDITED)
                                                                      (IN THOUSANDS)
ASSETS
Partner Company Operations
  Cash, cash equivalents and short-term investments.........    $  207,767       $  283,062
  Carrying value of equity method Partner Companies.........       423,215        1,231,769
  Goodwill and other intangible assets......................        67,158        1,152,617
  Other.....................................................       136,239          123,435
                                                                ----------       ----------
                                                                   834,379        2,790,883
                                                                ----------       ----------
General ICG Operations
  Cash, cash equivalents and short-term investments.........       132,443          160,010
  Carrying value of cost method Partner Companies...........        41,831          127,794
  Available-for-sale securities.............................        79,903          187,851
  Other.....................................................        32,777           70,680
                                                                ----------       ----------
                                                                   286,954          546,335
                                                                ----------       ----------
                                                                $1,121,333       $3,337,218
                                                                ==========       ==========

10. PARENT COMPANY FINANCIAL INFORMATION

     Parent company financial information is provided to present the financial position and results of operations of the Company as if the Partner Companies accounted for under the consolidation method of accounting were accounted for under the equity method of accounting for all applicable periods presented. The Company's share of the consolidated Partner Companies' losses is included in "Equity loss" in the Parent Company Statements of Operations for all periods presented based on the Company's ownership percentage in each period. The carrying value of the consolidated Partner Companies as of June 30, 2001 and December 31, 2000 is included in "Ownership interests in and advances to Partner Companies" in the Parent Company Balance Sheets.

                          INTERNET CAPITAL GROUP, INC.

10. PARENT COMPANY FINANCIAL INFORMATION -- (CONTINUED)

  Parent Company Balance Sheets

                                                                                   AS OF
                                                              AS OF JUNE 30,    DECEMBER 31,
                                                                   2001             2000
                                                              --------------    ------------
                                                               (UNAUDITED)
                                                                      (IN THOUSANDS)
ASSETS
Current assets..............................................     $142,020        $  175,226
Ownership interests in and advances to Partner Companies....      622,400         2,468,703
Available-for-sale securities...............................       79,903           187,851
Other.......................................................       23,200            58,431
                                                                 --------        ----------
          Total assets......................................     $867,523        $2,890,211
                                                                 ========        ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities.........................................     $ 10,211        $   51,435
Non-current liabilities.....................................      608,281           565,974
Stockholders' equity........................................      249,031         2,272,802
                                                                 --------        ----------
          Total liabilities and stockholders' equity........     $867,523        $2,890,211
                                                                 ========        ==========

  Parent Company Statements of Operations

                                              THREE MONTHS ENDED          SIX MONTHS ENDED
                                                   JUNE 30,                   JUNE 30,
                                            ----------------------    ------------------------
                                              2001         2000          2001          2000
                                            ---------    ---------    -----------    ---------
                                                               (UNAUDITED)
                                                              (IN THOUSANDS)
Revenue...................................  $      --    $      --    $        --    $      --
Operating expenses
General and administrative................     10,066       17,709         24,165       32,745
Stock-based compensation..................      5,960        1,836          7,328        3,689
Impairment related and others.............     32,510        6,764        782,807        6,764
Research and development..................       (251)       8,961           (251)       8,961
In process research and development.......         --       10,850             --       10,850
                                            ---------    ---------    -----------    ---------
Total operating expenses..................     48,285       46,120        814,049       63,009
                                            ---------    ---------    -----------    ---------
                                              (48,285)     (46,120)      (814,049)     (63,009)
Other income (loss), net..................     (9,475)       7,629       (153,585)     665,315
Interest income, net......................     (5,574)         586        (11,792)      10,044
                                            ---------    ---------    -----------    ---------
Income (loss) before income taxes and
  equity loss.............................    (63,334)     (37,905)      (979,426)     612,350
Income taxes..............................         44       92,639        (26,151)    (117,631)
Equity loss...............................   (290,699)    (241,600)    (1,040,723)    (329,610)
Cumulative effect of change in accounting
  principle...............................         --           --         (7,886)          --
                                            ---------    ---------    -----------    ---------
Net income (loss).........................  $(353,989)   $(186,866)   $(2,054,186)   $ 165,109
                                            =========    =========    ===========    =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the Risk Factors section beginning on page 35 of this Report and the risks discussed in our other SEC filings.

GENERAL

     We are an Internet company actively engaged in B2B e-commerce through a network of partner companies. As of June 30, 2001 we owned interests in 63 B2B e-commerce companies that we refer to as our partner companies. We focus on three types of B2B e-commerce companies, which we call technology infrastructure companies, horizontal services and vertical solutions providers.

     Although we refer in this report to the companies in which we have acquired a convertible debt or an equity ownership interest as our "partner companies" and indicate that we have a "partnership" with these companies, we do not act as an agent or legal representative for any of our partner companies, we do not have the power or authority to legally bind any of our partner companies and we do not have the types of liabilities in relation to our partner companies that a general partner of a partnership would have.

     Because we acquire significant interests in B2B e-commerce companies, many of which generate net losses, we have experienced, and expect to continue to experience, significant volatility in our quarterly results. While our partner companies have consistently reported losses, we have recorded net income in certain periods and experienced significant volatility from period to period due to one-time transactions and other events incidental to our ownership interests in and advances to partner companies. These transactions and events are described in more detail under "Net Results of Operations -- General ICG Operations -- Other Income" and include dispositions of, and changes to, our partner company ownership interests, dispositions of our holdings of available-for-sale securities, and impairment charges. On a continuous basis, but no less frequently than at the end of each quarterly reporting period, we evaluate the carrying value of our ownership interests in and advances to each of our partner companies for possible impairment based on achievement of business plan objectives and milestones, the fair value of each ownership interest and advances in the partner company relative to carrying value, the financial condition and prospects of the partner company, and other relevant factors. The business plan objectives and milestones we consider include, among others, those related to financial performance such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature such as obtaining key business partnerships or the hiring of key employees.

     We operate in an industry that is rapidly evolving and extremely competitive. Recently, many Internet based businesses, including some with B2B business models, have experienced difficulty in raising additional capital necessary to fund operating losses and continue investments that their management teams believe are necessary to sustain operations. Valuations of public companies operating in the Internet B2B e-commerce sector declined significantly during 2000 and continued to decline during the first six months of 2001. In the first quarter of 2000, we announced several significant acquisitions that were financed principally with shares of our stock and, based on the price of our stock at that time were valued in excess of $1 billion. Based on our periodic review of our partner company holdings, including those valued during 2000, impairment charges of $57.3 million and $1.26 billion were recorded to write down certain partner company holdings during the three and six months ended June 30, 2001, respectively. For the three and six months ended June 30, 2001, $28.7 million and $765.5 million of this charge relates to our investment in our consolidated subsidiaries, which is reported in the caption "Impairment related and other" in our Consolidated Statements of Operations. The remaining impairment charges relate to equity method and cost method companies. Charges associated with equity method companies for the three and six months ended June 30, 2001 of $20.7 million and $436.6 million, respectively, are reported as part of our equity losses. Charges related to cost method companies for the three and six months ended June 30, 2001 of $7.9 million and $56.6 million, respectively, are reported in the caption "Other income (loss), net" in our Consolidated Statements of Operations. It is reasonably possible that our accounting estimates with respect to the useful life and ultimate recoverability of our carrying basis including goodwill in partner companies could change in the near term and that the effect of such changes on the financial statements could be material. As of June 30, 2001, we believe the recorded amount of carrying basis including goodwill is not impaired. We cannot assure that our future results will confirm this assessment, or that a significant write-down or write-off of partner company carrying basis including goodwill will not be required in the future, or that a significant loss will not be recorded in the future upon the sale of a partner company.

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

     We acquired controlling majority ownership interests in Animated Images, Cybercrop.com, EmployeeLife.com, ICG Commerce and iParts in 1999, AssetTRADE, Emptoris, ICG Asia, MROLink, and RightWorks during the three months ended June 30, 2000, and eu-Supply, eMarket Capital, Mesania, OnMedica, and PaperExchange.com during the three months ended September 30, 2000, each of which was consolidated from the date of its acquisition. In the three months ended June 30, 2000, we acquired a minority interest in Delphion. Due to provisions which give us control of Delphion's Board of Directors, we have consolidated Delphion since the date of acquisition. During the three months ended June 30, 2000, our ownership in EmployeeLife.com dropped below 50%. During the three months ended December 31, 2000, Animated Images merged with Freeborders and our ownership dropped below 50%. We have accounted for our ownership in EmployeeLife.com and Animated Images as equity method investments since the date our ownership dropped below 50%. During the three months ended June 30, 2001, CyberCrop.com, PaperExchange.com and Mesania ceased operations and MROLink was deconsolidated due to a lack of effective control and each has not been included in the operating results for the three months ended June 30, 2001. As of June 30, 2001, AssetTRADE, Delphion, eMarket Capital, Emptoris, eu-Supply, ICG Asia, ICG Commerce, iParts, OnMedica, and RightWorks were our only consolidated partner companies.

     The effect of a partner company's net results of operations on our net results of operations is generally the same under either the consolidation method of accounting or the equity method of accounting, because under each of these methods only our share of the earnings or losses of a partner company is reflected in our net results of operations in our Consolidated Statements of Operations.

     Equity Method. Partner companies whose results we do not consolidate, but over whom we exercise significant influence, are generally accounted for under the equity method of accounting. Whether or not we exercise significant influence with respect to a partner company depends on an evaluation of several factors including, among others, representation on the partner company's board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the partner company, including voting rights associated with our holdings in common, preferred and other convertible instruments in the partner company. Under the equity method of accounting, a partner company's accounts are not reflected within our Consolidated Statements of Operations; however, our share of the earnings or losses of the partner company is reflected in the caption "Equity loss-share of partner company losses" in our Consolidated Statements of Operations. As of June 30, 2001, we accounted for 41 of our partner companies under the equity method of accounting. As of December 31, 2000, we accounted for 45 of our partner companies under this method.

     Our partner companies accounted for under the equity method of accounting at June 30, 2001 and December 31, 2000 included:

                                                                             VOTING OWNERSHIP
                                                              PARTNER    ------------------------
                                                              COMPANY    JUNE 30,    DECEMBER 31,
                                                               SINCE       2001          2000
                                                              -------    --------    ------------
EQUITY METHOD:
Agribuys, Inc. ("Agribuys").................................   2000        36%           35%
AssetTRADE.com, Inc. ("AssetTRADE").........................   1999        N/A           48%
Blackboard, Inc. ("Blackboard").............................   1998        N/A           28%
Breakaway Solutions, Inc. ("Breakaway Solutions")...........   1999        27%           30%
Buy.co.uk limited ("buy.co.uk").............................   2000        N/A           33%
BuyMedia, Inc. ("BuyMedia").................................   2000        40%           40%
Citadon, Inc. ("Citadon")...................................   1999        N/A           27%
CommerceQuest, Inc. ("CommerceQuest").......................   1998        27%           44%
Commerx, Inc. ("Commerx")...................................   1998        40%           43%
ComputerJobs.com, Inc. ("ComputerJobs.com").................   1998        46%           46%
CourtLink Corporation ("CourtLink").........................   1999        34%           34%
CreditTrade Inc. ("CreditTrade")............................   2000        30%           30%
eCredit.com, Inc. ("eCredit")...............................   2000        44%           42%
eMarketWorld.com, Inc. ("eMarketWorld").....................   1999        42%           42%
eMerge Interactive, Inc. ("eMerge Interactive").............   1999        35%           36%
eMetra Limited ("eMetra")...................................   2000        45%           45%
EmployeeLife.com, Inc. ("EmployeeLife.com").................   1999        N/A           49%
Eumedix.com BV ("Eumedix")..................................   2000        N/A           39%
FOL Networks Limited ("FOL Networks").......................   2000        32%           32%
Freeborders, Inc., Inc. ("Freeborders").....................   2000        38%           38%
FuelSpot.com, Inc. ("FuelSpot").............................   2000        44%           37%
GoIndustry AG ("GoIndustry")................................   2000        20%           N/A
InfoMart Corporation ("InfoMart")...........................   2000        N/A           45%
inreon Limited ("inreon")...................................   2001        31%           N/A
Internet Commerce Systems, Inc. ("Internet Commerce
  Systems").................................................   1999        46%           44%
Internet Healthcare Group L.L.C. ("Internet Healthcare")....   2000        39%           38%
Investor Force Holdings, Inc. ("Investor Force")............   1999        39%           39%
iSky, Inc. ("iSky").........................................   1996        26%           26%
LinkShare Corporation ("LinkShare").........................   1998        40%           40%
Logistics.com, Inc. ("Logistics.com").......................   2000        36%           29%
MetalSite, Inc. ("MetalSite")...............................   1999        38%           38%
Mobility Technologies, Inc. ("Mobility Technologies" (fka
  traffic.com, Inc.)).......................................   1999        25%           34%
NetVendor Inc. ("NetVendor")................................   1999        35%           35%
Onvia.com, Inc. ("Onvia.com")...............................   1999        21%           N/A
PrintMountain Ltd. ("PrintMountain")........................   2000        N/A           28%

                                                                             VOTING OWNERSHIP
                                                              PARTNER    ------------------------
                                                              COMPANY    JUNE 30,    DECEMBER 31,
                                                               SINCE       2001          2000
                                                              -------    --------    ------------
RetailExchange.com, Inc. ("RetailExchange.com").............   1999        28%           28%
SageMaker, Inc. ("SageMaker")...............................   1998        N/A           20%
Simplexis.com ("Simplexis").................................   2000        49%           47%
Sourceree Limited ("Sourceree").............................   2000        39%           39%
StarCite, Inc. ("StarCite").................................   1999        23%           N/A
Syncra Systems, Inc. ("Syncra Systems").....................   1998        36%           36%
TALPX Inc. ("TALPX")........................................   2000        28%           28%
TeamOn.com, Inc. ("TeamOn.com").............................   2000        34%           33%
Textiles Online Marketplaces Limited (dba "Texyard")........   2000        42%           N/A
Tibersoft Corporation ("Tibersoft").........................   2000        N/A           28%
UAXS Global Holdings, Inc. ("UAXS Global")(fka "Universal
  Access")..................................................   1999        22%           22%
United Messaging, Inc. ("United Messaging").................   1999        26%           26%
USgift Corporation ("USgift")...............................   1999        36%           35%
VerticalNet, Inc. ("VerticalNet")...........................   1996        25%           28%
Vivant! Corporation ("Vivant!").............................   1998        N/A           38%

     As of June 30, 2001, we owned voting convertible preferred stock in all companies listed except eMerge Interactive, Onvia.com, UAXS Global and VerticalNet, in which we owned voting common stock and CommerceQuest, in which we owned non-voting convertible debentures. We also owned voting common stock and convertible notes in a number of these partner companies and as of June 30, 2001, in most cases, had representation on the board of directors of the above partner companies.

     Those partner companies listed with a voting ownership of "N/A" reflects that these companies were accounted for under a different method at that time, our ownership in these companies was sold or merged, the companies ceased operations before the end of the quarter, or we had not acquired an interest in the partner company as of December 31, 2000. During the three months ended June 30, 2001, Mesania ceased operations. Accordingly, we recorded equity loss for Mesania's operations through that date. Additionally, during the three months ended June 30, 2001, we recorded equity loss for MROLink from the date of its deconsolidation.

     Most of our equity method partner companies are in a very early stage of development and have not generated significant revenues. In addition, most equity method partner companies incurred substantial losses in 2000 and the three and six months ended June 30, 2001 and are expected to continue to incur substantial losses during the remainder of 2001. Additionally, we recognize goodwill amortization expense related to the excess basis of our equity method partner companies.

     Cost Method. Partner companies not accounted for under either the consolidation or the equity methods of accounting are accounted for under the cost method of accounting. Under this method, our share of the earnings or losses of these companies is not included in our Consolidated Statements of Operations. As of June 30, 2001 we accounted for 12 of our partner companies under this method. As of December 31, 2000 we accounted for 16 of our partner companies under this method.

     Our partner companies accounted for under the cost method of accounting at June 30, 2001 and December 31, 2000 included:

                                                                             VOTING OWNERSHIP
                                                              PARTNER    ------------------------
                                                              COMPANY    JUNE 30,    DECEMBER 31,
                                                               SINCE       2001          2000
                                                              -------    --------    ------------
COST METHOD:
Arbinet-thexchange Inc. ("Arbinet").........................   1999         8%            8%
Autovia Corporation ("Autovia").............................   1998        N/A           19%
Blackboard..................................................   1998        17%           N/A

                                                                             VOTING OWNERSHIP
                                                              PARTNER    ------------------------
                                                              COMPANY    JUNE 30,    DECEMBER 31,
                                                               SINCE       2001          2000
                                                              -------    --------    ------------
Blackbird Holdings, Inc. ("Blackbird")......................   2000        N/A           19%
cargobiz.com AG ("cargobiz.com")............................   2000        19%           19%
Citadon.....................................................   1999        17%           N/A
ClearCommerce Corporation ("ClearCommerce").................   1997         9%           11%
Collabria, Inc. ("Collabria")...............................   1999        N/A            8%
Context Integration, Inc. ("Context Integration")...........   1997        12%           15%
eColony, Inc. ("eColony")...................................   2000         5%            5%
Entegrity Solutions Corporation ("Entegrity Solutions").....   1996         9%            9%
GoIndustry..................................................   2000        N/A           19%
Jamcracker, Inc. ("Jamcracker").............................   1999        17%           17%
Onvia.com...................................................   1999        N/A           19%
Persona, Inc. ("Persona")...................................   1998         8%            8%
Surgency, Inc. ("Surgency").................................   1996        12%           12%
Texyard.....................................................   2000        N/A           16%
TiberSoft...................................................   2000        19%           N/A
VerticalNet Europe BV ("VerticalNet Europe")................   2000        N/A           11%

     As of June 30, 2001, we owned voting convertible preferred stock in all companies listed above. We also owned voting common stock in a number of these partner companies and in most cases have representation on the board of directors of the above partner companies. We record our ownership in debt securities at cost as we have the ability and intent to hold these securities until maturity. In addition to our investments in voting and non-voting equity and debt securities, we also periodically make advances to our partner companies in the form of promissory notes.

     Those partner companies listed with a voting ownership of "N/A" reflect that either these companies were accounted for under a different method at that time, we sold our ownership interest or they ceased operations during the period ended June 30, 2001.

     In February 2001, we sold our interest in Blackbird to Garban Holdings, Ltd. and we disposed of our interest in VerticalNet Europe.

     Most of our cost method partner companies are in a very early stage of development and have not generated significant revenues. In addition, most cost method partner companies incurred substantial losses in 2000 and the six months ended June 30, 2001, and are expected to continue to incur substantial losses during the remainder of 2001. None of our cost method partner companies have paid dividends during our period of ownership and they generally do not intend to pay dividends in the foreseeable future.

EFFECT OF VARIOUS ACCOUNTING METHODS ON THE PRESENTATION OF OUR FINANCIAL STATEMENTS

     The presentation of our financial statements may differ from period to period primarily due to whether or not we apply the consolidation method of accounting or the equity method of accounting. The presentation of our consolidated financial statements looks substantially different as a result of consolidating AssetTRADE, Delphion, eMarket Capital, Emptoris, eu-Supply, ICG Asia, ICG Commerce, iParts, OnMedica, and RightWorks for the three months ended June 30, 2001 versus comparable periods in the prior year.

     To understand our net results of operations and financial position without the effect of consolidating our majority owned subsidiaries, Note 10 to our Consolidated Financial Statements summarizes our Parent Company Statements of Operations and Balance Sheets which treat our majority owned subsidiaries as if they were accounted for under the equity method of accounting for all periods presented. Our share of the losses of those companies accounted for under the consolidated method of accounting is included in "Equity loss" in the Parent Company Statements of Operations. The carrying value of those companies accounted for under the consolidated method of accounting is included in "Ownership interests in and advances to Partner Companies" in the Parent Company Balance Sheets.

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

NET RESULTS OF OPERATIONS-PARTNER COMPANY OPERATIONS

  Consolidated Companies -- Analysis of the periods ended June 30, 2001 and 2000

     CyberCrop.com, Delphion, eMarket Capital, Emptoris, eu-Supply, ICG Asia, iParts, Mesania, MROLink, and OnMedica have generated negligible revenue since their inception, and incurred aggregate operating expenses of $37.3 million and $76.2 million, during the three and six months ended June 30, 2001, respectively. Mesania and CyberCrop.com ceased operations and we deconsolidated MROLink due to lack of effective control. As a result these companies are not included in our results for the three months ended June 30, 2001. The aggregate operating expenses of Mesania, MROLink and CyberCrop.com for the three months ended March 31, 2001 were $12.3 million. For the three and six months ended June 30, 2001, AssetTRADE, ICG Commerce, RightWorks and PaperExchange.com accounted for $22.1 million and $46.1 million, respectively, of our consolidated revenues in the aggregate. AssetTRADE was consolidated during the three and six months ended June 30, 2001. The majority of AssetTRADE's revenue is the result of recent acquisitions. RightWorks accounted for $5.3 million and $11.4 million of our consolidated revenues for the three and six months ended June 30, 2001, respectively. RightWorks was acquired in June 2000 and has significantly increased its customer base since that time. 67% of RightWorks' revenue relates to software license sales, web hosting and software maintenance and 33% relates to consulting services for the six months ended June 30, 2001. As discussed further below, we have agreed to sell our ownership in RightWorks. PaperExchange.com was consolidated as of September 30, 2000. PaperExchange.com provided an exchange for the pulp and paper industry. PaperExchange.com's revenues and operating expenses for the three months ended March 31, 2001 were approximately $4.4 million and $11.0 million, respectively. PaperExchange.com ceased operations and is not included in our consolidated results for the three months ended June 30, 2001. AssetTRADE, ICG Commerce and RightWorks incurred aggregate operating expenses of $101.2 million and $185.1 million, respectively, during the three and six months ended June 30, 2001. Operating expenses consist primarily of selling, general and administrative expenses as they deploy their business models.

     Animated Images, CyberCrop.com, EmployeeLife.com, ICG Commerce and iParts were consolidated during the three and six month periods ended June 30, 2000. Emptoris, Delphion, ICG Asia, and RightWorks were consolidated from their dates of acquisition for the three months ended June 30, 2000 and EmpoyeeLife.com was consolidated from its date of acquisition through March 31, 2000. Due to additional equity investments in AssetTRADE it was consolidated at June 30, 2000. The consolidated partner companies accounted for $3.4 million and $50.8 million of our Partner Company Operations' revenue and operating expenses, respectively, for the three months ended June 30, 2000, and $5.2 million and $66.3 million of our Partner Company Operations' revenue and operating expenses, respectively, for the six months ended June 30, 2000. AssetTRADE, CyberCrop.com, Delphion, Emptoris, EmployeeLife.com, ICG Asia, MROLink, and iParts, which are development stage companies, have generated negligible revenue since their inception, and incurred aggregate operating expenses of $19.7 million and $23.3 million during the three and six months ended June 30, 2000, respectively. Animated Images, ICG Commerce and RightWorks generated aggregate revenues of approximately $1.7 million and $3.5 million during the three and six months ended June 30, 2000, respectively, and incurred aggregate operating expenses of $31.1 million and $43.0 million, respectively, consisting primarily of selling, general and administrative expenses as they deploy their business models.

     At June 30, 2001, consolidated goodwill and other intangibles totaled $67.2 million, which is being amortized generally over three to five years. Amortization expense related to the consolidated companies for the three and six months ended June 30, 2001 was $15.3 million and $109.2 million, respectively. We expect goodwill amortization related to consolidated companies to be approximately $30.5 million for the six months ended December 31, 2001.

     In June 2000, we acquired a controlling interest in RightWorks for 5,892,048 shares of our common stock valued at $754 million ($128 per share) and $22 million in cash. On March 8, 2001, we announced the merger of RightWorks with i2 Technologies. Upon closing of the merger, we expect to receive approximately 3.8 million shares of common stock of i2 Technologies subject to certain adjustments. Based on the closing price of i2 Technologies' common stock at the date of our announcement ($21.43 per share), we estimated we would record a non-cash, pre-tax loss of approximately $672.3 million. At March 8, 2001, all of RightWorks' long-term net assets were classified as assets held for sale. As of March 31, 2001, i2 Technologies' common stock had declined 32% to $14.50 per share resulting in revaluation of the assets held for sale and an additional loss of $27.5 million or a total estimated loss on sale of $699.2 million. The actual loss may be greater or lesser than this amount depending on the trading price of i2 Technologies' common stock upon closing which is expected to be completed late in the third quarter of 2001. The net assets held for sale of $68.6 million represent the long lived assets of RightWorks and is included in other assets in our Consolidated Balance Sheet at June 30, 2001.

     In May 2000, we acquired a 50.2 % interest in Harbour Ring International Holdings Limited, a listed company on the Hong Kong Stock Exchange which was renamed ICG Asia Ltd., for $116.5 million in cash. In June 2001 we agreed to sell our stake in ICG Asia to Asian conglomerate Hutchison Whampoa Limited and Reading Investments Limited for $98.6 million which included proceeds from the sale of our subsidiary in Japan to ICG Asia, and we recorded a net loss on sale of $15.2 million. The net asset held for sale of $17.9 million represents the long lived assets of ICG Asia and is included in other assets in our Consolidated Balance Sheet at June 30, 2001.

     During the three and six months ended June 30, 2001, we recorded impairment charges of $13.5 million and $51.0 million, respectively, related to three other consolidated partner companies for which we have determined that we will not be able to recover our full investment. Our consolidated partner companies recorded $40.5 million and $42.5 million in restructuring and impairment charges during the three and six months ended June 30, 2001, respectively.

  Equity Method Companies

     A significant portion of our net results of operations is derived from companies in which we hold a significant minority ownership interest. These companies are accounted for under the equity method of accounting. Equity income
(loss) fluctuates with the number of companies accounted for under the equity method, our voting ownership percentage in these companies, the amortization of goodwill related to newly acquired ownership interests in equity method companies, and the net results of operations of these companies. During the three and six months ended June 30, 2001, we utilized cash or notes payable totaling $29.6 million and $79.5 million, respectively, to acquire partner company interests accounted for under the equity method of accounting which resulted in goodwill of approximately $3.0 million and $11 million, respectively, which is being amortized over 3 years. We expect goodwill amortization related to equity method companies to be approximately $62 million for the six months ended December 31, 2001.

     During the period ended June 30, 2001, we accounted for 41 companies under the equity method of accounting, compared to 54 for comparable 2000 period. All of the companies incurred losses in the periods ended June 30, 2001 and 2000. Our equity loss of $217.7 million and $826.8 million for the three and six months ended June 30, 2001, respectively, consisted of $162.1 million and $281.3 million related to our share of the equity method companies' income and losses, respectively, $34.9 million and $108.9 million, respectively, of amortization of the goodwill of these companies and $20.7 million and $436.6 million, respectively, of impairment related charges. Of the $162.1 million and $281.3 million equity loss related to our share of the income and losses of companies accounted for under the equity method for the three and six months ended June 30, 2001, $106 million and $161 million, respectively, were attributable to VerticalNet's, UAXS Global's, eMerge Interactive's, Onvia.com's and Breakaway Solutions' net losses, respectively, while the other 36 companies accounted for the remaining equity losses ranging from less than $0.1 million to $4.8 million.

     For the three and six months ended June 30, 2001, VerticalNet had revenue of $33.1 million and $69.7 million, respectively, and a loss attributable to common stockholders of $305.9 million and $398.0 million, respectively, compared to revenue of $24.4 million and $37.3 million, respectively, and a loss attributable to common stockholders of $87.1 million and $45.1 million in the comparable periods in 2000. The comparative financial information reflects the results of VerticalNet's Exchanges division, which was sold on January 31, 2001, as a discontinued operation. VerticalNet's extended enterprise software generated significant traction during the quarter and continues to be the focus of development and go-to-market efforts. Additionally, VerticalNet recorded impairment and restructuring charges totaling $218.9 million during the three months ended June 30, 2001.

     For the three and six months ended June 30, 2001, UAXS Global had revenue of $30.3 million and $56.0 million, respectively, and a loss attributable to common stockholders of $14.9 million and $29.9 million, respectively, compared to revenue of $9.5 million and $16.8 million, respectively, and a loss attributable to common stockholders of $10.4 million and $19.4 million for the comparable periods in 2000. UAXS Global has generated substantially all of its revenue from providing ongoing, dedicated circuit access. Monthly recurring circuit revenues are generated under client contracts with terms ranging from 12 to 60 months. Increased revenue was attributable to continued growth in customer base and increased volume in circuits sold.

     For the three and six months ended June 30, 2001, eMerge Interactive had revenue of $326.6 million and $651.8 million, respectively, and a loss attributable to common stockholders of $24.2 million and $34.5 million, respectively, compared to revenue of $160.4 million and $199.0 million, respectively, and a loss attributable to common stockholders of $7.9 million and $13.4 million for the comparable periods in 2000. Substantially all revenue for the periods was derived from cattle sales. During the three months ended June 30, 2001, the number of cattle sold by eMerge Interactive rose to 667,000 heads compared to the 342,500 heads sold during the three months ended June 30, 2000. Gross margin per head-of-cattle averaged $5.34 for the three months ended June 30, 2001 compared to $4.49 in the comparable period a year earlier.

     For the three and six months ended June 30, 2001, Onvia.com had revenue of $2.1 million and $14.0 million, respectively, and a loss attributable to common stockholders of $14.5 million and $58.5 million, respectively, compared to revenue of $29.3 million and $50.8 million and a loss attributable to common stockholders of $34.7 million and $60.6 million for the comparable periods in 2000. Onvia.com is currently generating substantially all of its revenue by assisting businesses in securing government contracts and helping government agencies find suppliers online. When compared to the results for the three months ended March 31, 2001, active agencies grew to 328 from 227, subscribing suppliers grew to approximately 20,000 from 17,800 and the average subscription price grew to $145 from $131 during the three months ended June 30, 2001.

     Breakaway Solutions is a full service provider of integrated strategy, implementation and application hosting solutions for collaborative businesses. During 2000 and 2001, Breakaway Solutions' start up customers experienced financial difficulties, which negatively affected Breakaway Solutions operations. In an effort to reduce costs, Breakaway Solutions has undertaken various restructurings in late 2000 and 2001. Breakaway Solutions also recorded an impairment charge of $296 million in late 2000 related to the recoverability of goodwill and intangible assets. Our share of these negatively affected operations, restructuring charges and impairments has been significant.

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

     During the three and six months ended June 30, 2001, we recorded impairment charges of $20.7 million and $436.6 million, respectively, related to equity method companies. The majority of these charges of $367.5 million related to eCredit. eCredit provides real-time credit, financing and related services to e-businesses over an Internet-based platform, which connects businesses to financing partners and information sources at the point of sale. In June 2000 we acquired a 39% interest in eCredit for 4,655,558 shares of our common stock valued at $424.7 million or approximately $91 per share. We increased our interest in eCredit to approximately 42% for an additional $25.6 million in cash and notes through remainder of 2000. We noted a continued substantial decline in market for companies such as eCredit during the first quarter of 2001 and determined the market value for eCredit had declined significantly. As a result we performed an evaluation of the carrying amount of its investment in eCredit in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and determined that it was necessary to record an impairment charge as of March 31, 2001. The impairment charge was based on the estimated current fair value of eCredit, which was determined by estimating our future discounted cash flows related to eCredit including the estimated proceeds upon disposition. Impairment charges related to equity method companies have been included in the Consolidated Statements of Operations as "Equity loss -- impairment related".

NET RESULTS OF OPERATIONS-GENERAL ICG OPERATIONS

  General and Administrative

     Our general and administrative costs consist primarily of employee compensation, facilities, operating, outside services such as legal, accounting and consulting, and travel-related costs. We commenced operations in March 1996 with offices in Wayne, Pennsylvania and San Francisco, California. As the number of our employees grew to support our operations and those of our partner companies, our general and administrative costs increased. In late 1998, we opened an office in Boston, Massachusetts, and in 1999 we established operations in Seattle, Washington and London, England and in 2000 we established operations in Munich, Germany; Paris, France; and Tokyo, Japan, and we significantly increased the number of our employees. General and administrative costs increased quarter over quarter during 2000. During the fourth quarter of 2000, and the first and second quarters of 2001, we reduced the number of our offices and employees and our administrative costs. As a result of these reductions our general and administrative costs have decreased 29% for the three months ended June 30, 2001 from the three months ended March 31, 2001, and 55% from the fourth quarter of 2000. Additionally, as a result of these reductions, we recorded significant restructuring charges in 2000 and 2001 (see Note 8 to our Consolidated Financial Statements).

  Stock-Based Compensation

     Through June 30, 2001 we recorded aggregate deferred compensation expense of $39.9 million, in connection with the grant of stock options to non-employees, the grant of employee stock options with exercise prices less than the deemed fair value on the respective dates of grant, and restricted stock grants to employees and modifications to certain stock option grants. Stock-based compensation included amortization expense related to these stock option grants of $6.0 million and $7.3 million, respectively, for the three and six months ended June 30, 2001 and $1.8 million and $3.7 million, respectively, for the three and six months ended June 30, 2000. Accumulated amortization expense totals $21.3 million at June 30, 2001.

     Subsequent to June 30, 2001, we recorded additional aggregate deferred compensation of approximately $6.1 million relating to restricted stock grants to employees, which will be amortized over the remaining vesting period of two years.

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

     General ICG Operations' other income consisted of the following:

                                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                                       JUNE 30,                JUNE 30,
                                                  -------------------    ---------------------
                                                   2001        2000        2001         2000
                                                  -------    --------    ---------    --------
Sale of i2 Technologies holdings................  $    --    $     --    $      --    $ 26,967
Issuance of stock by Breakaway Solutions........       --      19,673           --      19,673
Issuance of stock by VerticalNet................       --      44,208       (6,249)    221,002
TRADEX Sale to Ariba............................       --          --           --     449,284
buy.co.uk sale to ICG Commerce..................    7,309          --        7,309          --
Sale of Ariba holdings..........................       --     (51,701)     (30,988)    (51,701)
Loss on transfer of Onvia.com from
  available-for-sale............................       --          --      (27,434)         --
Partner company impairment charges..............   (7,949)        (61)     (56,624)        (61)
Loss on sale of Broadbase Software Holdings.....   (6,533)         --       (6,533)         --
Loss on partner company warrants................   (6,439)         --      (49,464)         --
Other...........................................    4,137      (4,490)      16,398         151
                                                  -------    --------    ---------    --------
                                                  $(9,475)   $  7,629    $(153,585)   $665,315
                                                  =======    ========    =========    ========

     In August 1999, we divested our ownership interest in SMART Technologies due to the agreement of merger of SMART Technologies, Inc. and i2 Technologies. Upon completion of this merger during the three months ended September 30, 1999, our ownership interest in and advances to SMART Technologies, Inc. were converted into cash, common stock and warrants to purchase common stock of i2 Technologies. During the period ended March 31, 2000, we sold 180,176 shares of i2 Technologies which resulted in $31 million in proceeds received in April 2000 and a $27 million gain.

     As a result of VerticalNet issuing additional shares for acquisitions during the three and six months ended June 30, 2000, our share of VerticalNet's net equity increased by approximately $44.2 million and $221.0 million, respectively. This increase adjusted our carrying value in VerticalNet and resulted in non-operating gains of $44.2 million and $221.0 million, respectively, for the three and six months ended June 30, 2000. As a result of VerticalNet issuing additional shares for acquisitions below the book value of our interest in VerticalNet during the six months ended June 30, 2001, our share of VerticalNet's net equity decreased by $6.2 million. This decrease adjusted our carrying value in VerticalNet and results in a non-operating loss of $6.2 million for the six months ended June 30, 2001. As a result of Breakaway Solutions issuing additional shares for acquisitions during the three months ended June 30, 2000, our share of Breakaway Solutions' net equity increased by approximately $19.7 million. This increase adjusted our carrying value in Breakaway Solutions and resulted in a non operating gain of $19.7 million. These gains (losses) were recorded in accordance with SEC Staff Accounting Bulletin No. 84 and our accounting policy with respect to such transactions. We believe there is a high likelihood that transactions similar to these, in which a partner company we account for under the consolidation or equity methods of accounting issues shares of its common stock, will occur in the future and we expect to record gains or losses related to such transactions provided they meet the requirements of SEC Staff Accounting Bulletin No. 84 and our accounting policy. In some cases, as described in SEC Staff Accounting Bulletin No. 84, the occurrence of similar transactions may not result in a non-operating gain or loss but would result in a direct increase or decrease to our stockholders' equity.

     In March 2000 we exchanged all of our interest in Tradex Technologies, Inc. for approximately 2.9 million shares of Ariba common stock and entered into cashless collar agreements (the "Equity Collars") to hedge our holdings in Ariba common stock. Based on Ariba's closing price on March 9, 2000, the closing date of the transaction, we recorded a pre-tax gain of $449.3 million. Our holdings of Ariba are accounted for as available-for-sale securities and are marked to market, with the difference between carrying value and market value recorded in "Accumulated other comprehensive loss" in the stockholders' equity section of our Consolidated Balance Sheets in accordance with SFAS No. 115. The Equity Collars are accounted for as cash flow hedges with changes in fair value recorded in "Other Comprehensive Income" and changes due to the ineffectiveness of the hedges to "Other Income (Loss), net" in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". During the three months ended June 30, 2000, we sold approximately 631,530 shares of Ariba Common Stock at an average price of $78.57 and recorded a loss of $51.7 million. In March 2001, we sold 733,334 shares of Ariba common stock at an average price of $114.52 and recorded a loss of $31.0 million.

     During the three months ended June 30, 2001, we exchanged our holdings in buy.co.uk to ICG Commerce for an additional ownership interest in ICG Commerce valued at approximately $9.0 million and recorded a $7.3 million gain.

     Due to Onvia.com's stock repurchase program in March 2001, our interest in Onvia.com increased to greater than 20%. On the date our ownership interest increased to greater than 20%, we transferred our interest in Onvia.com from Available-for-Sale Securities to Ownership in and Advances to Partner Companies, resulting in the recognition of a loss of $27.4 million.

     For the three and six months ended June 30, 2001, we recorded impairment charges of $7.9 million and $56.6 million, respectively, for the other than temporary decline in the fair value of certain cost method partner companies compared to $0.1 million for the comparable periods in 2000. We concluded that the carrying value of these partner companies was permanently impaired based on the achievement of business plan objectives and milestones and the fair value of the partner companies relative to their carrying values. The impairment charges we recorded were determined by comparing the carrying value of our ownership interests in these partner companies to the estimated fair values of our ownership interests.

     In May 2001, we sold 1,112,369 shares of Broadbase Software, Inc. common stock at an average price of $1.78 and recorded a loss of $6.5 million.

     Due to the decline in the estimated fair value of warrants held for partner company stock, we recorded a loss of approximately $6.4 million and $49.4 million during the three and six months ended June 30, 2001, respectively.

  Interest Income

     Our cash and cash equivalents at June 30, 2001 are invested primarily in money market accounts and highly liquid, high quality debt instruments. During the three months ended December 31, 1999, we received approximately $831 million in our follow-on stock offering and approximately $549.9 million from the sale of convertible subordinated notes. At December 31, 1999, we had $1.3 billion in cash, cash equivalents and short term investments versus $443 million at December 31, 2000 primarily as a result of our investments in our partner companies. The decrease in interest income in the six months ended June 30, 2001 was primarily due to the decrease in our cash and cash equivalents and short term investments.

  Interest Expense

     Interest expense primarily relates to the December 1999 issuance of approximately $566.3 million in convertible subordinated notes due 2004 bearing interest at 5.5%.

  Income Taxes

     Our deferred tax asset before valuation allowance of $663.3 million at June 30, 2001 consists primarily of $522.8 million related to the carrying value of our partner companies and net operating loss carryforwards of approximately $78.4 million. Our deferred tax liability of $45.4 million at June 30, 2001 relates primarily to the carrying value of our partner companies.

     We have recorded a valuation allowance equal to our deferred tax asset because we believe at this time it is not likely that we will realize the benefits of these assets. The assets relate primarily to the excess of tax basis over book basis of our partner companies and net operating loss carryforwards. Most of our partner companies are in an early stage of development, currently generate significant losses and are expected to generate significant losses in the future. The marketability of the securities we own of our partner companies is generally limited as they primarily represent ownership interests in companies whose stock is not publicly traded. As of June 30, 2001, our only publicly traded partner companies are VerticalNet, Breakaway Solutions, eMerge Interactive, Onvia.com, UAXS Global, and ICG Asia. ICG Asia was sold in July 2001. Each of these companies has experienced a significant decline in the value of their stock price along with the business sectors that they operate in. Accordingly, a full valuation allowance continued to be carried for our deferred tax asset at June 30, 2001.

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

     On August 9, 2001, we entered into a loan agreement with PNC Bank to provide for the issuance of letters of credit including those outstanding under our previous facility. The loan agreement provides for issuances of letters of credit up to $15 million subject to a cash secured borrowing base defined by the agreement. Issuance fees of .25% per annum of the face amount of each letter of credit will be paid to PNC Bank subsequent to issuance. The loan agreement is subject to a .125% per annum unused commitment fee payable quarterly. On August 9, 2001, $8.6 million in letters of credits were outstanding under this loan agreement and our previous $125 million credit facility was terminated. No borrowings were made or anticipated on the previous $125 million credit facility.

     Existing cash, cash equivalents and short-term investments, proceeds from the issuance of debt and equity securities of our consolidated partner companies to third parties, proceeds from the potential sales of all or a portion of our available-for-sale securities or minority interests in certain partner companies, and other internal sources of cash flow are expected to be sufficient to fund our cash requirements through the next 12 months, including commitments to new and existing partner companies, debt obligations and general operations requirements. At June 30, 2001, we were obligated for $38.1 million of guarantee commitments and $44.3 million of funding commitments to existing partner companies. If a consolidated partner company achieves agreed upon revenue or market capitalization milestones, we will be obligated to pay up to an aggregate amount of $70 million in cash or stock at our option in additional purchase price consideration to other current or former shareholders of the partner company. This contingent obligation will expire on May 31, 2005 if the milestones are not achieved. We will continue to evaluate acquisition opportunities and may acquire additional ownership interests in new and existing partner companies in the next 12 months; however, such acquisitions will be made at our discretion. If we elect to make additional acquisitions, it may become necessary for us to raise additional funds. We may not be able to raise additional capital and failure to do so could have a material adverse effect on our business. If additional funds are raised through the issuance of equity securities, our existing stockholders may experience significant dilution.

     Consolidated working capital decreased to $266.9 million at June 30, 2001, compared to $375 million at December 31, 2000, primarily as a result of net cash outflows from operations during the six months ended June 30, 2001.

     Cash used in operating activities in the six months ended June 30, 2001 compared to the same prior year period increased due to the increased cost of Partner Company Operations' general and administrative expenses.

     We utilized $32.4 million and $99.4 million in cash to acquire interests in, and make advances to new and existing partner companies during the three and six months ended June 30, 2001, respectively. These companies included:
Blackboard; Breakaway Solutions; Citadon; CommerceQuest; CourtLink; CyberCrop.com; eCredit; Freeborders; FuelSpot; inreon; Logistics.com; MetalSite; MROLink; OnMedica; PaperExchange.com; RightWorks; SageMaker; StarCite; Texyard; and USgift.

     During the period from July 1, 2001 through August 10, 2001, we utilized $15.1 million to acquire interests in or make advances to existing partner companies. These companies included: ClearCommerce, CommerceQuest, Freeborders, Logistics.com, OnMedica, Texyard, and USgift.

     During the six months ended June 30, 2001, we sold our ownership interests or received contingent consideration for our ownership interests in Blackbird, CentriMed, Deja, EmployeeLife.com, SageMaker and VerticalNet Europe for proceeds totaling approximately $32 million, including 1,402,242 shares of common stock of divine, Inc. valued at approximately $2.3 million at June 30, 2001.

     In March 2000, we sold all of our ownership interest in TRADEX in exchange for 2.8 million shares of Ariba common stock. We entered into cashless collar agreements with respect to 2.2 million shares of our holdings of Ariba common stock at fair value of $262.4 million. In June 2000, we sold approximately 631,530 shares of Ariba common stock at an average price of $78.57 for proceeds of $49.6 million. In December 2000 and March 2001, we terminated cashless collar arrangements with respect to 733,332 shares and 733,334 shares of Ariba common stock for proceeds of $91.1 million and $76.4 million, respectively. At June 30, 2001, our holdings of Ariba common stock and related cashless collar arrangements were valued at $76.7 million.

     In January 2001, ICG Commerce entered into a strategic alliance with Accenture, pursuant to which Accenture can earn up to 7,358,950 shares of ICG Commerce's common stock based on the achievement of contractually agreed upon customer referral and revenue-generation criteria.

     On January 15, 2001, AssetTRADE acquired all of the outstanding common stock of Michael Fox International, Inc. in exchange for $6 million in cash, $9 million in notes bearing interest at the Prime Rate and 1,260,000 warrants to purchase AssetTRADE common stock exercisable in the event of an initial public offering and at the initial public offering price. The $9 million promissory note is payable in four annual installments beginning on January 1, 2002 in the amount of $3 million with remaining installments of $2 million payable annually thereafter. Additionally, there is contingent consideration payable in warrants and cash based upon achievement of prescribed EBITDA levels over a four-year period.

     On March 8, 2001, we announced the merger of RightWorks with i2 Technologies. Upon the closing of the merger, we expect to receive 3.8 million shares of i2 Technologies' common stock in exchange for our interest in RightWorks. As of June 30, 2001, we have recorded a non-cash loss of about $699.2 million.

     Our general operations are not capital intensive, and capital expenditures in any year normally will not be significant in relation to our overall financial position. There were no material capital asset purchase commitments as of June 30, 2001.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In July 2001, the FASB issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No.
142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

     We are required to adopt the provisions of SFAS No. 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, and SFAS No. 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142.

     Upon adoption of SFAS No. 142, we will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations. In addition, to the extent an intangible asset is identified as having an indefinite useful life, we will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     As of the date of adoption, we expect to have unamortized goodwill in the amount of $164.2 million which will be subject to the transition provisions of SFAS No. 141 and No. 142. Amortization expense related to goodwill and intangibles was $553.8 million and $218.2 million for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. We are currently evaluating these new pronouncements and have not yet determined the impact on our consolidated financial statements.

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

     Factors that could cause our actual results, levels of activity, performance or achievements to differ materially from those anticipated in forward-looking statements include, but are not limited to, factors discussed elsewhere in this report and include among other things:

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

     In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "continue" or the negative of these terms or other similar expressions. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Form 10-Q might not occur.

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

     - negative public perception of the prospects of Internet companies;

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

     - our capital commitments;

     - additional sales of our securities;

     - additions to or departures of our key personnel and the key personnel of our partner companies; and

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

     Economic, governmental, industry and internal company factors outside our control affect each of our partner companies. If our partner companies do not succeed, the value of our assets and the price of our common stock could decline. The material risks relating to our partner companies include:

     - fluctuations in the market price of the common stock of VerticalNet, Breakaway Solutions, eMerge Interactive, Onvia.com, and UAXS Global, our publicly traded partner companies, and other future publicly traded partner companies, which are likely to affect the price of our common stock;

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

     Of our $1.1 billion in total assets as of June 30, 2001, $622.4 million, or 56.5%, consisted of ownership interests in and advances to our partner companies. The carrying value of our partner company ownership interests includes our original acquisition cost, the effect of accounting for certain of our partner companies under the equity method of accounting, the effect of adjustments to our carrying value resulting from certain issuances of equity securities by our partner companies, and the effect of impairment charges recorded for the decrease in value of certain partner companies. The carrying value of our partner companies will be impaired and decrease if one or more of our partner companies do not succeed. The carrying value of our partner companies is not marked to market; therefore, a decline in the market value of one of our publicly traded partner companies may impact our financial position by not more than the carrying value of the partner company. However, this decline would likely affect the price of our common stock. For example, VerticalNet, Breakaway Solutions, eMerge Interactive, Onvia.com, and UAXS Global, our publicly traded partner companies, had respective market values of approximately $131.8 million, $4.8 million, $24.9 million, $38.5 million, and $203.5 million as of August 8, 2001. A decline in the market value of VerticalNet, Breakaway Solutions, eMerge Interactive, Onvia.com, and UAXS Global will likely cause a decline in the price of our common stock.

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

     We believe that our success will depend on continued employment by us and our partner companies of executive officers and key personnel, as well as on our and our partner companies' ability to attract additional qualified personnel. Our success also depends on the continued assistance of our Advisory Board members, some of whom may from time to time leave our Advisory Board. None of our current executive officers or key personnel is bound by an employment agreement for any specific term. If one or more members of our executive officers or key personnel, our partner companies' executive officers or key personnel, or our Advisory Board were unable or unwilling to continue in their present positions, or if we or our partner companies were unable to hire qualified personnel, our business and operations could be disrupted and our operating results and financial condition would be seriously harmed.

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

     We have reduced our headcount from 108 at December 31, 2000 to 50 at July 1, 2001 in order to reduce our corporate expenses. Although we believe our current staffing levels are adequate to conduct our business, we may need to increase our headcount in the future.

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

     Our expenses may increase due to the effect of charges resulting from completed and future acquisitions. If these and other expenses are not accompanied by increased revenue, our losses will be greater than we anticipate.

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

     We operate in an industry that is rapidly evolving and extremely competitive. Recently, many Internet based businesses, including some with B2B business models, have experienced difficulty in raising additional capital necessary to fund operating losses and continue investments that their management teams believe are necessary to sustain operations. Valuations of public companies operating in the Internet B2B e-commerce sector declined significantly during 2000 and continued to decline during the first and second quarters of 2001. In the first quarter of 2000 we announced several significant acquisitions that were financed principally with shares of our stock and, based on the price of our stock at that time were valued in excess of $1 billion. Based on our periodic review of our partner company holdings, including those valued during 2000, impairment charges of $348.6 million and $1.26 billion were recorded to write off certain partner company holdings during the year ended December 31, 2000 and six months ended June 30, 2001, respectively. It is reasonably possible that our accounting estimates with respect to the useful life and ultimate recoverability of our carrying basis including goodwill in other partner companies could change in the near term and that the effect of such changes on the financial statements could be material. At June 30, 2001, the recorded amount of carrying basis including goodwill is not impaired, although we cannot assure that our future results will confirm this assessment, that a significant write-down or write-off of partner company carrying basis including goodwill will not be required in the future, or that a significant loss will not be recorded in the future upon the sale of a partner company.

     We may compete with some of our stockholders and partner companies, and our partner companies may compete with each other, which could deter companies from partnering with us and may limit future business opportunities.

     We may compete with some of our stockholders and partner companies for Internet-related opportunities. As of June 30, 2001, Comcast Corporation and Safeguard Scientifics, Inc. own 7.5% and 12.9% of our outstanding common stock, respectively. These stockholders may compete with us to acquire interests in B2B e-commerce companies. Safeguard Scientifics, Inc. currently has a designee as a member of our board of directors, which may give it access to our business plan and knowledge about potential acquisitions. In addition, we may compete with our partner companies to acquire interests in B2B e-commerce companies, and our partner companies may compete with each other for acquisitions or other B2B e-commerce opportunities. This competition, and the complications posed by the designated directors, may deter companies from partnering with us and may limit our business opportunities.

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

     We are pursuing B2B e-commerce opportunities in Europe outside the United States. This international expansion exposes us to several risks, including the following:

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

     As of June 30, 2001, we had $39.8 million in long-term debt (including the current portion thereof) and $566.3 million in outstanding convertible subordinated notes. This indebtedness will:

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

     We have been and may remain dependent on the capital markets for access to funds for acquisitions, operations and other purposes. Our partner companies are also dependent on the capital markets to raise capital for their own purposes. During 2000 and the first half of 2001, the market for Internet-related companies and initial public offerings weakened dramatically. If this weakness continues for an extended period of time, our ability and the ability of our partner companies to grow and access the capital markets will be impaired, which would require us to take other actions, such as borrowing money on terms that may be unfavorable to us, or divesting of interests in our partner companies to raise capital.

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

     We have reallocated our resources to focus on those partner companies that we believe present the greatest near term value. We cannot assure that the companies we identified in this process are those that actually have the greatest near term value proposition. As a result of our reallocation of resources, we will not allocate capital to all of our existing partner companies. Our decision to not provide additional capital support to some of our partner companies could have a material adverse impact on the operations of such partner companies.

     We may have to buy, sell or retain assets when we would otherwise choose not to in order to avoid registration under the Investment Company Act of 1940, which would impact our investment strategy.

     We believe that we are actively engaged in the business of B2B e-commerce through our network of majority-owned subsidiaries and companies that we are considered to "control." Under the Investment Company Act, a company is considered to control another company if it owns more than 25% of that company's voting securities and is the largest shareholder of such company. A company may be required to register as an investment company if more than 45% of its total assets consist of, and more than 45% of its income/loss and revenue attributable to it over the last four quarters is derived from, ownership interests in companies it does not control. Because many of our partner companies are not majority-owned subsidiaries, and because we own 25% or less of the voting securities of a number of our partner companies, changes in the value of our interests in our partner companies and the income/loss and revenue attributable to our partner companies could subject us to regulation under the Investment Company Act unless we take precautionary steps. For example, in order to avoid having excessive income from "non-controlled" interests, we may not sell minority interests we would otherwise want to sell or we may have to generate non-investment income by selling interests in partner companies that we are considered to control. We may also need to ensure that we retain more than 25% ownership interests in our partner companies after any equity offerings. In addition, we may have to acquire additional income or loss generating majority-owned or controlled interests that we might not otherwise have acquired or may not be able to acquire "non-controlling" interests in companies that we would otherwise want to acquire. It is not feasible for us to be regulated as an investment company because the Investment Company Act rules are inconsistent with our strategy of actively managing, operating and promoting collaboration among our network of partner companies. On August 23, 1999, the Securities and Exchange Commission granted our request for an exemption under Section 3(b)(2) of the Investment Company Act declaring us to be primarily engaged in a business other than that of investing, reinvesting, owning, holding or trading in securities. This exemptive order reduces the risk that we may have to take action to avoid registration as an investment company, but it does not eliminate the risk.

     We have implemented certain anti-takeover provisions that could make it more difficult for a third party to acquire us.

     Provisions of our certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. Our certificate of incorporation provides that our board of directors may issue preferred stock without stockholder approval and also provides for a staggered board of directors. We are subject to the provisions of Section 203 of the Delaware General Corporation Law, which restricts certain business combinations with interested stockholders. Additionally, we have a Rights Agreement which has the effect of discouraging any person or group from beneficially owning more that 15% of our outstanding common stock unless our board has amended the plan or redeemed the rights. The combination of these provisions may inhibit a non-negotiated merger or other business combination.

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

     VerticalNet, Breakaway Solutions, eMerge Interactive, Onvia.com, and UAXS Global are our publicly-traded partner companies. The price of their common stock has been highly volatile. On February 16, 1999, VerticalNet completed its initial public offering at a price of $4.00 per share and its common stock has since traded as high as $148.38 per share and as low as $1.10, adjusted for two subsequent two for one stock splits. On October 6, 1999, Breakaway Solutions completed its initial public offering at a price of $7.00 per share and its common stock has since traded as high as $85.50 share and as low as $0.06, adjusted for a two for one stock split. On February 8, 2000, eMerge Interactive completed its initial public offering at a price of $15.00 per share and its common stock has traded as high as $68.00 per share and as low as $0.60. On March 1, 2000, Onvia.com completed its initial public offering at a price of $21.00 per share and its common stock has traded as high as $78.00 per share and as low as $0.40 per share. On March 17, 2000, UAXS Global completed its initial public offering at a price of $14.00 per share and its common stock has traded as high as $63.00 per share and as low as $1.79. The market value of our holdings in these partner companies changes with these fluctuations. Based on the closing price of VerticalNet's common stock on August 10, 2001 of $1.18, our holdings in VerticalNet had a market value of $29.0 million. Based on the closing price of Breakaway Solutions' common stock on August 10, 2001 of $0.08, our holdings in Breakaway Solutions had a market value of $1.2 million. Based on the closing price of eMerge Interactive's common stock on August 10, 2001 of $0.65, our holdings in eMerge Interactive had a market value of $4.5 million. Based on the closing price on Onvia.com's common stock on August 10, 2001 of $0.41, our holdings in Onvia.com had a market value of $7.0 million. Based on the closing price of UAXS Globals' common stock on August 10, 2001 of $2.19, our holdings in UAXS Global had a market value of $47.4 million. Fluctuations in the price of VerticalNet's, Breakaway Solutions', eMerge Interactive's, Onvia.com's, and UAXS Global's and other future publicly-traded partner companies' common stock are likely to affect the price of our common stock.

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

     - failure to achieve brand recognition;

     - inability to arrange additional debt or equity financing;

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

     UAXS Global's results of operations, and accordingly the price of its common stock, may be adversely affected by the risk factors disclosed in its SEC fillings, including the following factors:

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

     - failure of the market for UTX services to grow; and

     - slow growth of the Internet.

     Our assets as reflected in our balance sheet dated June 30, 2001 were $1.1 billion, of which $151.4 million related to VerticalNet, Breakaway Solutions, eMerge Interactive, Onvia.com, and UAXS Global. However, we believe that comparisons of the value of our holdings in partner companies to the value of our total assets are not meaningful because not all of our partner company ownership interests are marked to market in our balance sheet.

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

     Our partner companies often enter into barter transactions in which they provide advertising for other Internet-related companies in exchange for advertising for the partner company. In a barter transaction the partner company will reflect the sales of the advertising received as an expense and the value of the advertising provided, in an equal amount, as revenue. However, barter transactions also do not generate cash revenue, which may adversely affect the cash flows of some of our partner companies. Limited cash flows may adversely affect a partner company's abilities to expand its operations and satisfy its liabilities. During the six months ended June 30, 2001, and the twelve months ended December 31, 2000 and 1999, revenue from barter transactions constituted a significant portion of some of our partner companies' revenue. Barter revenue may continue to represent a significant portion of their revenue in future periods.

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

     As of June 30, 2001, there were few laws or regulations, at either the state or federal level, directed specifically at e-commerce. Despite the scarcity of laws targeted at e-commerce, courts and administrative agencies have shown an increased willingness to apply traditional legal doctrines to cyberspace in areas including libel, wire fraud, copyright, trade secrets, unfair competition, consumer protection, monopolies, and unfair trade practices, creating an aura of uncertainty regarding the legality of certain widespread practices. It is possible that court decisions on issues such as deep-linking, protection of databases, and privacy rights may affect the valuation of our business and the businesses of our partner companies, call into question the viability of current business practices, and require the revision of certain business models.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to equity price risks on the marketable portion of our equity securities. Our public holdings at June 30, 2001 included equity positions in companies in the Internet industry sector, including: Breakaway Solutions, Broadbase Software, Inc., divine, Inc., eMerge Interactive, ICG Asia, UAXS Global, Onvia.com, and VerticalNet, many of which have experienced significant historical volatility in their stock prices. A 20% adverse change in equity prices, based on a sensitivity analysis of our public holdings as of June 30, 2001, would result in an approximate $84.5 million decrease in the fair value of our public holdings. A significant portion of the value of the potential decrease in equity securities, or $12.3 million, $26.9 million and $40.2 million, consisted of our holdings in VerticalNet, UAXS Global and ICG Asia, respectively. ICG Asia was sold subsequent to June 30, 2001.

     Although we typically do not attempt to reduce or eliminate our market exposure on these securities, particularly with respect to securities of our partner companies, we did enter into cashless collar agreements with respect to our holdings of Ariba's common stock. The collar arrangements limit our exposure to and benefits from price fluctuations in the underlying equity securities. As of June 30, 2001, 733,334 shares remain under a collar agreement. The combined value of the collar and the underlying hedged securities at June 30, 2001 was $76.7 million. The collar agreement matures in 2003. We may enter into similar collar arrangements in the future; particularly with respect to available-for-sale securities, which do not constitute ownership interests in our partner companies.

     The carrying values of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and notes payable, approximate fair value because of the short maturity of these instruments. At June 30, 2001, the fair value of convertible subordinated notes is $187.6 million versus a carrying value of $566.3 million. The carrying value of other long-term debt approximates its fair value, as estimated by using discounted future cash flows based on our current incremental borrowing rates for similar types of borrowing arrangements.

     We have historically had very low exposure to changes in foreign currency exchange rates, and as such, generally do no use derivative financial instruments to manage foreign currency fluctuation risk. As we continue to operate internationally, the risk of foreign currency exchange rate fluctuation could increase. Therefore, we may consider utilizing derivative instruments in the ordinary course of business to mitigate such risks.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In May and June 2001, the Company and certain of its present and former directors, officers and underwriters were named as defendants in nine class action complaints filed in the United States District Court for the Southern District of New York. The plaintiffs and the alleged classes they seek to represent include present and former shareholders of the Company. The complaints generally allege violations of Sections 11 and 12 of the Securities Act of 1933 and Rule 10b-5 promulgated under the Securities Exchange Act of 1934, based on, among other things, the dissemination of statements allegedly containing material misstatements and/or omissions concerning the commissions received by the underwriters of the initial public offering and follow-on public offering of the Company as well as failure to disclose the existence of purported agreements by the underwriters with some of the purchasers in these offerings to buy additional shares of the Company subsequently in the open market at pre-determined prices above the initial offering prices. The plaintiffs seek for themselves and the alleged class members an award of damages and litigation costs and expenses. There have been no other material developments in these cases to date. The Company intends to defend these actions vigorously.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders on May 30, 2001. At this meeting the stockholders voted in favor of the following items listed and described in the Company's Proxy Statement dated April 27, 2001:

     (1) Election of Directors

                                                FOR        WITHHELD
                                            -----------    ---------
Robert E. Keith Jr........................  232,805,498    1,416,703
Dr. Thomas P. Gerrity.....................  233,521,721      700,480

     The following directors' terms of office as directors continued after this meeting:

Walter W. Buckley, III         David J. Berkman
Kenneth A. Fox                 Warren V. Musser

     The Company also announced on July 2, 2001 that Michael D. Zisman, Vice President of Emerging Business Development for IBM Corporation, was appointed to its board of directors. This appointment filled a vacant directorship formerly held by Peter A. Solvik, who decided not to stand for reelection as a director.

     (2) Ratification of the Appointment of KPMG LLP as the Company's Independent Certified Public Accountants

             FOR                          AGAINST                          ABSTAIN
-----------------------------             -------                          -------
         233,502,974                      535,863                          183,364

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

NUMBER DOCUMENT

     11.1 Statement Regarding Computation of Per Share Earnings (included herein at Note 1 "Significant Accounting Policies" in the subsection "Net Income
(Loss) Per Share" to the Consolidated Financial Statements on Page 11 and at
Note 3 "Net Income (Loss) Per Share" to the Consolidated Financial Statements on Page 13)

     99.1 Text of Press Release of the Company, dated June 20, 2001 (incorporated by reference to the Company's filing on Form 8-K filed on June 29, 2001 (File No. 0-26969)).

     (b) Reports on Form 8-K

     On June 29, 2001, the Company filed a Current Report on Form 8-K dated June 20, 2001 to report under Item 5, Other Events, an offer by a subsidiary of Asian conglomerate Hutchison Whampoa Limited and Reading Investments Limited to acquire all of the outstanding shares of ICG Asia Limited for HK$.025 per share and to acquire all outstanding warrants of ICG Asia for HK$1.00 per share. The Company indicated in the Current Report its agreement to accept these offers and to sell 2,680,556,525 shares and a warrant held by 1999 Internet Capital L.P., as well as the agreement of another majority-owned subsidiary to sell an additional 338,100,000 shares. The Company also disclosed that Breakaway Solutions, Inc. announced that its common stock had been delisted from the Nasdaq National Market.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      INTERNET CAPITAL GROUP, INC.

                                      By: /s/       EDWARD H. WEST
                                         ---------------------------------------
                                         Name: Edward H. West
                                         Title:  Chief Financial Officer
                                             (Principal Financial and Accounting
                                                 Officer)
                                             (Duly Authorized Officer)

Date: August 14, 2001

                                 EXHIBIT INDEX

NUMBER DOCUMENT

     11.1 Statement Regarding Computation of Per Share Earnings (included herein at Note 1 "Significant Accounting Policies" in the subsection "Net Income (Loss) Per Share" to the Consolidated Financial Statements on Page 11 and at Note 3 "Net Income (Loss) Per Share" to the Consolidated Financial Statements on Page 13)

     99.1 Text of Press Release of the Company, dated June 20, 2001 (incorporated by reference to the Company's filing on Form 8-K filed on June 29, 2001 (File No. 0-26969)).