Form 10-Q
period 2001-09-30
INTERNET CAPITAL GROUP INC
filed 2001-11-14
CIK 1085621

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR QUARTER ENDED SEPTEMBER 30, 2001

                         COMMISSION FILE NUMBER 0-26929
                             ----------------------

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


                                 (610) 989-0111
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                             ----------------------

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

      Number of shares of Common Stock outstanding as of November 13, 2001:
287,577,124 shares.


================================================================================

================================================================================

                          INTERNET CAPITAL GROUP, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                         PART I -- FINANCIAL INFORMATION

  ITEM                                                                  PAGE NO.

Item 1 - Financial Statements:
          Consolidated Balance Sheets -- September 30, 2001
           (unaudited) and December 31, 2000...................................4
          Consolidated Statements of Operations (unaudited) --
           Three and Nine Months Ended September 30, 2001 and 2000.............5
          Consolidated Statements of Cash Flows (unaudited) --
           Three and Nine Months Ended September 30, 2001 and 2000.............6
          Notes To Consolidated Financial Statements...........................7
Item 2 -- Management's Discussion and Analysis of Financial
           Condition and Results of Operations................................20
Item 3 -- Quantitative And Qualitative Disclosures About Market Risk..........39

                          PART II -- OTHER INFORMATION

Item 1 -- Legal Proceedings...................................................40
Item 2 -- Changes in Securities and Use of Proceeds...........................40
Item 3 -- Defaults Upon Senior Securities.....................................40
Item 4 -- Submission of Matters to a Vote of Security Holders.................40
Item 5 -- Other Information...................................................40
Item 6 -- Exhibits and Reports on Form 8-K....................................40

Signatures....................................................................42

Exhibit Index.................................................................43



      Although we refer in this Report to the companies in which we have acquired a convertible debt or an equity ownership interest as our "partner companies" and although we indicate that we have a "partnership" with these companies, we do not act as an agent or legal representative for any of our partner companies, we do not have the power or authority to legally bind any of our partner companies, and we do not have the types of liabilities in relation to our partner companies that a general partner of a partnership would have.

       This Quarterly Report on Form 10-Q includes forward looking statements within the meaning of Section 21E of the Securities Exchange Act, as amended. See the subsection of Part I, Item 2 entitled "Risk Factors" for more information.

                          INTERNET CAPITAL GROUP, INC.
                   PARTNER COMPANIES AS OF SEPTEMBER 30, 2001


Agribuys, Inc.  ("Agribuys")
Arbinet - thexchange, Inc. ("Arbinet")
AssetTRADE.com, Inc. ("AssetTRADE")
Blackboard, Inc. ("Blackboard")
Breakaway Solutions, Inc.  ("Breakaway Solutions")
BuyMedia, Inc.  ("BuyMedia")
Cargobiz.com AG ("CargoBiz")
Citadon, Inc.  ("Citadon")
ClearCommerce Corporation ("ClearCommerce")
CommerceQuest, Inc. ("CommerceQuest")
Commerx, Inc.  ("Commerx")
ComputerJobs.com, Inc. ("ComputerJobs.com")
Context Integration, Inc.  ("Context Integration")
CourtLink Corporation  ("CourtLink")
CreditTrade,  Inc.  ("CreditTrade")
Delphion, Inc.  ("Delphion")
eColony, Inc.  ("eColony")
eCredit.com, Inc.  ("eCredit")
eMarket Capital, Inc. ("eMarket Capital") eMerge Interactive, Inc. ("eMerge Interactive") eMetra Limited ("eMetra")
Emptoris, Inc. ("Emptoris")
Entegrity Solutions Corporation ("Entegrity Solutions")
Eu-Supply.com Svenska AB ("eu-Supply")
FreeBorders, Inc. ("FreeBorders")
FuelSpot.com, Inc. ("FuelSpot")
GoIndustry AG ("GoIndustry")
ICG Commerce Holdings, Inc. ("ICG Commerce") inreon Limited ("inreon")
Internet Commerce Systems, Inc. ("Internet Commerce Systems")
Investor Force Holdings, Inc. ("Investor Force") iSky, Inc. ("iSky")
Jamcracker, Inc. ("Jamcracker")
LinkShare Corporation ("LinkShare")
Logistics.com, Inc. ("Logistics.com")
Mobility Technologies, Inc. (fka traffic.com, Inc.)("Mobility Technologies") NetVendor, Inc. ("NetVendor")
OneCoast Network Corporation (fka USgift Corporation)("OneCoast")
OnMedica Group PLC ("OnMedica")
Onvia.com, Inc. ("Onvia.com")
Persona, Inc. ("Persona")
RetailExchange.com, Inc. ("RetailExchange.com")
Simplexis.com ("Simplexis")
Sourceree Limited ("Sourceree")
StarCite, Inc. ("StarCite")
Surgency, Inc. (fka Benchmarking)("Surgency")
Syncra Systems, Inc. ("Syncra Systems")
TeamOn.com, Inc. ("TeamOn.com")
Textiles Online Marketplaces Limited  ("Texyard")
Tibersoft Corporation ("Tibersoft")
Universal Access Global Holdings, Inc. ("Universal Access")
United Messaging, Inc. ("United Messaging")
VerticalNet, Inc. ("VerticalNet")

                          INTERNET CAPITAL GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                              AS OF SEPTEMBER 30,   AS OF DECEMBER 31,
                                                                                     2001                2000
                                                                                     ----                ----
                                                                                  (UNAUDITED)
                                                                                    (IN THOUSANDS, EXCEPT PER
                                                                                            SHARE DATA)
ASSETS

Current Assets

      Cash and cash equivalents .........................................        $   227,625          $  412,497
      Restricted cash ...................................................             11,746                  --
      Short-term investments ............................................             16,435              30,575
      Accounts receivable, net ..........................................             33,440              26,305
      Prepaid expenses and other current assets .........................             18,847              20,251
                                                                                 -----------          ----------
            Total current assets ........................................            308,093             489,628
Fixed assets, net .......................................................             38,013              51,509
Ownership interests in and advances to Partner Companies ................            218,025           1,359,563
Available-for-sale securities ...........................................             99,826             197,887
Goodwill and other intangible assets, net ...............................            173,206           1,152,643
Deferred taxes ..........................................................                 --              24,088
Other ...................................................................             34,629              61,900
                                                                                 -----------          ----------
            Total Assets ................................................        $   871,792          $3,337,218
                                                                                 ===========          ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

      Current maturities of long-term debt ..............................        $    25,445          $    3,316
      Accounts payable ..................................................             22,869              28,157
      Accrued expenses ..................................................             45,934              31,081
      Accrued compensation and benefits .................................             23,112              12,906
      Notes payable to Partner Companies ................................                 --              27,095
      Other .............................................................             32,056              16,323
                                                                                 -----------          ----------
            Total current liabilities ...................................            149,416             118,878
Long-term debt ..........................................................             36,297                 169
Other liabilities .......................................................              3,739               2,426
Deferred income taxes ...................................................             32,323                  --
Minority interest .......................................................             68,629             376,693
Convertible subordinated notes ..........................................            566,250             566,250
                                                                                 -----------          ----------
                                                                                     856,654           1,064,416
Commitments and contingencies
Stockholders' Equity

      Preferred stock ...................................................                 --                  --
      Common stock, $.001 par value; 2,000,000 shares authorized; 287,577
              (2001) and 281,594 (2000) issued and outstanding ..........                288                 282
      Additional paid-in capital ........................................          3,093,094           3,088,788
      Accumulated deficit ...............................................         (2,975,788)           (686,452)
      Unamortized deferred compensation .................................            (20,010)            (10,707)
      Notes receivable -- stockholders ..................................            (31,321)            (52,053
      Accumulated other comprehensive loss ..............................            (51,125)            (67,056)
                                                                                 -----------          ----------
            Total stockholders' equity ..................................             15,138           2,272,802
                                                                                 -----------          ----------
                  Total Liabilities and Stockholders' Equity ............        $   871,792          $3,337,218
                                                                                 ===========          ==========


                See notes to consolidated financial statements.

                          INTERNET CAPITAL GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                   SEPTEMBER 30,
                                                                       -------------                   -------------
                                                                   2001            2000             2001             2000
                                                                   ----            ----             ----             ----
                                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue ................................................        $  35,425       $  16,468       $    86,202       $  21,673
Operating expenses
      Cost of revenue ..................................            9,173           9,843            37,113          12,445
      Selling, general and administrative ..............           60,733          80,326           225,385         167,360
      Amortization of goodwill and other intangibles ...           20,949         104,934           130,180         133,426
      Research and development .........................           12,860          15,302            41,853          37,310
      Stock-based compensation .........................            4,634          10,909            23,485          14,918
      Impairment related and other .....................           15,541             904           840,816           7,668
                                                                ---------       ---------       -----------       ---------
      Total operating expenses .........................          123,890         222,218         1,298,832         373,127
                                                                ---------       ---------       -----------       ---------
                                                                  (88,465)       (205,750)       (1,212,630)       (351,454)
Other income (loss), net ...............................          (17,792)         19,210          (172,966)        684,527
Interest income ........................................            2,891          11,187            15,486          43,503
Interest expense .......................................          (12,931)        (10,037)          (33,900)        (31,483)
                                                                ---------       ---------       -----------       ---------
Income (loss) before income taxes, minority interest and
   equity loss .........................................         (116,297)       (185,390)       (1,404,010)        345,093
Income taxes ...........................................            8,291         132,228           (17,450)         15,368
Minority interest ......................................           24,606          29,261           118,596          46,538
Equity loss - share of partner company losses ..........         (126,581)       (120,797)         (407,879)       (280,180)
Equity loss - goodwill amortization ....................          (21,274)        (99,016)         (130,223)       (203,292)
Equity loss - impairment related .......................           (3,895)        (20,139)         (440,484)        (22,271)
                                                                ---------       ---------       -----------       ---------
Loss before change in accounting principle .............         (235,150)       (263,853)       (2,281,450)        (98,744)
Cumulative effect of change in accounting principle ....               --              --            (7,886)             --
                                                                ---------       ---------       -----------       ---------
Net Loss ...............................................        $(235,150)      $(263,853)      $(2,289,336)      $ (98,744)
                                                                =========       =========       ===========       =========

Basic and diluted loss per share:
Prior to cumulative effect of change in accounting
       principle .......................................        $   (0.85)      $   (0.94)      $     (8.20)      $   (0.36)
Cumulative effect of change in accounting principle ....               --              --             (0.03)             --
                                                                ---------       ---------       -----------       ---------
                                                                $   (0.85)      $   (0.94)      $     (8.23)      $   (0.36)
                                                                =========       =========       ===========       =========
Shares used in computation of basic and diluted loss
      per share ........................................          277,226         281,271           278,167         271,361
                                                                =========       =========       ===========       =========


                See notes to consolidated financial statements.

                          INTERNET CAPITAL GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                             NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                               -------------
                                                                           2001             2000
                                                                           ----             ----
                                                                              (IN THOUSANDS)
Cash used in operating activities ..............................        $(254,294)      $ (128,040)
                                                                        ---------       ----------
Investing Activities
      Capital expenditures .....................................          (10,116)         (62,943)
      Proceeds from sales of available-for-sale securities .....           88,572           89,166
      Proceeds from sales of Partner Company ownership interests           51,458           15,829
      Purchase of short-term investments .......................          (26,740)              --
      Proceeds from maturities of short-term investments .......           56,670            2,748
      Acquisitions of ownership interests in Partner Companies .         (107,082)        (840,547)
      Reduction in cash due to deconsolidation of subsidiaries .          (21,993)          (4,583)
      Other ....................................................            9,476          (12,525)
                                                                        ---------       ----------
Cash provided by (used in) investing activities ................           40,245         (812,855)
                                                                        ---------       ----------
Financing Activities
      Long-term debt and capital lease obligations .............           23,664          (13,084)
      Proceeds from convertible notes ..........................            2,042           30,660
      Issuance of stock by subsidiary ..........................            5,904          136,942
      Other ....................................................            9,405            9,550
                                                                        ---------       ----------
Cash provided by financing activities ..........................           41,015          164,068
Effect of exchange rates on cash ...............................              (92)              --
                                                                        ---------       ----------
Net decrease in Cash and Cash Equivalents ......................         (173,126)        (776,827)
Cash and Cash Equivalents at the beginning of period ...........          412,497        1,343,459
                                                                        ---------       ----------
Cash and Cash Equivalents at the end of period .................        $ 239,371       $  566,632
                                                                        =========       ==========


                See notes to consolidated financial statements.

                          INTERNET CAPITAL GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

       The accompanying unaudited consolidated financial statements of Internet Capital Group (the "Company") for the three and nine months ended September 30, 2001 and 2000, included herein, have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America and the interim financial statements rules and regulations of the SEC. In the opinion of management, the accompanying unaudited consolidated interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of the Company's operations for the three and nine months ended September 30, 2001 and 2000 and its cash flows for the nine months ended September 30, 2001 and 2000 and are not necessarily indicative of the results that may be expected for the year ending December 31, 2001 or for any interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K/A.

       The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Internet Capital Group Operations, Inc. (the "Operations Company"), Internet Capital Group (Europe) Limited, 1999 Internet Capital L.P., ICG Holdings, Inc., and 1999 Internet Capital (Europe) L.P. for the three and nine months ended September 30, 2001 and 2000. The consolidated financial statements also include Thornbury Insurance Company for the three months ended September 30, 2001 and the following majority owned subsidiaries for the periods indicated, each of which was consolidated since the date the Company acquired majority control (collectively, the "Consolidated Subsidiaries"):

                      THREE MONTHS ENDED SEPTEMBER 30, 2001

AssetTRADE                       eu-Supply
CommerceQuest                    ICG Commerce
Delphion                         Logistics.com
eCredit                          OneCoast
eMarket Capital                  OnMedica
Emptoris



                      NINE MONTHS ENDED SEPTEMBER 30, 2001

AssetTRADE                        ICG Commerce
CommerceQuest                     iParts ("iParts")
CyberCrop.com ("CyberCrop.com")   Logistics.com
Delphion                          Mesania
eCredit                           MROLink Corporation ("MROLink")
eMarket Capital                   OneCoast
Emptoris                          OnMedica
eu-Supply                         PaperExchange.com, Inc. ("PaperExchange.com")
ICG Asia Ltd. ("ICG Asia")        RightWorks ("RightWorks")

                          INTERNET CAPITAL GROUP, INC.

1. BASIS OF PRESENTATION (CONTINUED)


                      THREE MONTHS ENDED SEPTEMBER 30, 2000

Animated Images, Inc. ("Animated Images")     ICG Commerce
CyberCrop.com                                 Industrial America.com LLC
Delphion                                        ("Industrial America")
eMarket Capital                               iParts
Emptoris                                      Mesania
eu-Supply                                     OnMedica
ICG Asia                                      PaperExchange.com
                                              RightWorks


                      NINE MONTHS ENDED SEPTEMBER 30, 2000

Animated Images                               ICG Asia
AssetTRADE                                    ICG Commerce
CyberCrop.com                                 Industrial America
Delphion                                      iParts
eMarket Capital                               Mesania
EmployeeLife.com, Inc. ("EmployeeLife.com")   OnMedica
Emptoris                                      PaperExchange.com
eu-Supply                                     RightWorks



Reclassifications

       Certain prior year amounts have been reclassified to conform with the current year presentation. The impact of these changes is not material and did not affect net loss.

2. DERIVATIVE FINANCIAL INSTRUMENTS

Cash Flow Hedges

       In March 2000, the Company entered into three cashless collar agreements (the "Equity Collars") to hedge forecasted sales of its holdings of Ariba, Inc. ("Ariba") common stock. Two of the Equity Collars were terminated in December 2000 and March 2001. At September 30, 2001 the Company's holdings of Ariba common stock and related cashless collar arrangement was valued at $79.3 million. Based on the terms of the collar arrangement the Company's holding will be worth a minimum of $82.5 million or $112.50 per share of Ariba common stock at maturity in January 2003. In September 2001, the Company entered into a variable share forward contract to hedge 1.8 million shares of its holdings of i2 Technologies, Inc. ("i2") common stock. In addition, the company held 2.7 million shares of i2 which have not been hedged. At September 30, 2001 the Company's holdings of i2 and related forward contract was valued at $19.6 million. (Subsequent to September 30, 2001, the Company sold approximately 2.2 million shares of i2 at an average price of $6.25 per share resulting in proceeds of approximately $13.8 million.) Based on the terms of the contract the i2 forward contract will be worth a minimum of $9.7 million or $5.38 per share and a maximum of $20.2 million or $11.23 per share at maturity in September 2003. The Equity Collars and forward contract limit the Company's exposure to and benefits from price fluctuations in the underlying equity securities. The Company has designated the Equity Collars and forward contract as cash flow hedges and recorded the Equity Collars and forward contract at their estimated fair value, with unrealized gains and losses resulting from changes in fair value recorded as a component of "Accumulated other comprehensive loss" and changes due to the ineffectiveness of these instruments in "Other income (loss), net". Unrealized gains and losses as a result of these

                          INTERNET CAPITAL GROUP, INC.

2. DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)

instruments are recognized in the Consolidated Statements of Operations when the underlying hedged item is extinguished or otherwise terminated.

Warrants

       The fair value of warrants issued to the Company by Partner Companies, which are derivative instruments, are recorded on the Consolidated Balance Sheet at issuance in "Ownership interests in and advances to Partner Companies" and are valued using the Black-Scholes method. Changes in the fair value of the warrants are recorded to "Other income (loss), net".

       The adoption of SFAS No. 133 resulted in recording $7.9 million of decline in fair value of warrants held in Partner Companies to "Cumulative effect of change in accounting principle" in the Consolidated Statement of Operations for the three months ended March 31, 2001. The fair value of warrants held in Partner Companies was $53.7 million on January 1, 2001. During the nine months ended September 30, 2001, the Company acquired additional warrants from Partner Companies in connection with the acquisition of ownership interests in and advances to Partner Companies and the issuance of a letter of credit to secure debt financing for a Partner Company. The estimated fair value of these warrants upon issuance was approximately $13.1 million. Estimated losses on the fair value of all outstanding warrants for the three and nine months ended September 30, 2001 was approximately $7.2 million and $56.7 million, respectively. As part of the Company's sale of ICG Asia (see Note 9), the Company's warrants in ICG Asia were sold, which had a value of $6.1 million and were included in the calculation of the Company's loss on sale of ICG Asia. The estimated fair value of warrants held in Partner Companies was approximately $4.0 million at September 30, 2001.

3. INCOME TAXES

       The Company's effective tax rate for the three and nine months ended September 30, 2001 differed from the federal statutory rate of 35% principally due to the establishment of a valuation allowance for the deferred tax asset. The Company's effective tax rate for the three and nine months ended September 30, 2000 differed from the federal statutory rate of 35% principally due to the impact of state taxes and certain nondeductible expenses.

       The Company's deferred tax asset before valuation allowance of $566.6 million at September 30, 2001 consists primarily of $492.1 million related to the carrying value of its Partner Companies and net operating loss carryforwards of approximately $50.9 million. The Company's deferred tax liability of $32.3 million at September 30, 2001 relates primarily to the carrying value of its available-for-sale securities.

       The tax assets relate primarily to the excess of tax basis over book basis of the Partner Companies and net operating loss carryforwards. Most of the Partner Companies are in an early stage of development, currently generate significant losses and are expected to generate significant losses in the future. The marketability of the securities held in the Partner Companies is generally limited as they primarily represent ownership interest in companies whose stock is not publicly traded. As of September 30, 2001, the publicly traded partner companies were VerticalNet, eMerge Interactive, Onvia.com, and Universal Access. Each of these companies has experienced a significant decline in the value of its stock price along with the business sectors in which it operates. Accordingly, a full valuation allowance has been recorded against the Company's deferred tax assets at September 30, 2001.

4. COMPREHENSIVE LOSS

       Comprehensive loss is the change in equity of a business enterprise during a period resulting from transactions and other events and circumstances from non-owner sources. Excluding net loss, the Company's principal source of

                          INTERNET CAPITAL GROUP, INC.

4. COMPREHENSIVE LOSS (CONTINUED)

comprehensive loss is net unrealized depreciation related to its available-for-sale securities. The following summarizes the components of comprehensive loss:

                                                                  THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                    SEPTEMBER 30,
                                                                     -------------                    -------------
                                                                 2001            2000             2001             2000
                                                                 ----            ----             ----             ----
                                                                                      (UNAUDITED)
                                                                                     (IN THOUSANDS)
  Net loss .............................................      $(235,150)      $(263,853)      $(2,289,336)      $ (98,744)
  Other comprehensive income (loss):
      Unrealized appreciation (depreciation), net of tax         (7,125)         32,877           (53,435)        (62,728)
      Change in value of cashflow hedge, net of tax ....             --              --            33,539              --
      Reclassification adjustments, net of tax .........            613          (4,738)           33,274          10,952
      Foreign currency translation adjustment ..........          1,014          (1,018)            2,553            (558)
                                                              ---------       ---------       -----------       ---------
  Comprehensive loss ...................................      $(240,648)      $(236,732)      $(2,273,405)      $(151,078)
                                                              =========       =========       ===========       =========


5. NET LOSS PER SHARE

      The calculations of Net Loss Per Share prior to cumulative effect of change in accounting principle were:


                                                                THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                   SEPTEMBER 30,
                                                                   -------------                   -------------
                                                                2001           2000              2001            2000
                                                                ----           ----              ----            ----
                                                                                       (UNAUDITED)
                                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Basic
     Net loss .......................................        $(235,150)      $(263,853)      $(2,289,336)      $(98,744)
     Less:  Cumulative effect of change in accounting
         principle ..................................               --              --            (7,886)            --
                                                             ---------       ---------       -----------       --------
     Net loss before change in accounting principle .        $(235,150)      $(263,853)      $(2,281,450)      $(98,744)
                                                             =========       =========       ===========       ========
     Average common shares outstanding ..............          277,226         281,271           278,167        271,361
                                                             =========       =========       ===========       ========
     Basic ..........................................        $   (0.85)      $   (0.94)      $     (8.20)      $  (0.36)
                                                             =========       =========       ===========       ========
Diluted
     Net loss before change in accounting principle .        $(235,150)      $(263,853)      $(2,281,450)      $(98,744)
     Average common shares outstanding ..............          277,226         281,271           278,167        271,361

Effect of:
      Dilutive options ..............................               --              --                --             --
                                                             ---------       ---------       -----------       --------
      Average common shares assuming dilution .......          277,226         281,271           278,167        271,361
                                                             =========       =========       ===========       ========
      Diluted .......................................        $   (0.85)      $   (0.94)      $     (8.20)      $  (0.36)
                                                             =========       =========       ===========       ========

       If a consolidated or equity method Partner Company has dilutive options or securities outstanding, diluted net loss per share is computed by deducting from income (loss) from continuing operations the income attributable to the potential exercise of the dilutive options or securities of the Partner Company. For the three and nine months ended September 30, 2001 and 2000, the impact of a Partner Company's dilutive securities have not been included as their impact would be anti-dilutive. The following options, restricted stock, convertible notes and warrants outstanding as of September 30, 2001 were not included in the computation of diluted loss per share as their effect would have been anti-dilutive: options to purchase 28,327,435 shares of common stock at an average price of $8.87 per share; 8,784,350 shares of unvested restricted stock; warrants to purchase 1,570,676 shares of common stock at an average price of $6.00 per share; and convertible subordinated notes convertible into 4,443,267 shares of common stock.

                          INTERNET CAPITAL GROUP, INC.

6. OWNERSHIP INTERESTS IN AND ADVANCES TO PARTNER COMPANIES

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

                                                            AS OF SEPTEMBER 30, 2001          AS OF DECEMBER 31, 2000
                                                            ------------------------          -----------------------
                                                             CARRYING                        CARRYING
                                                              VALUE       COST BASIS           VALUE        COST BASIS
                                                              -----       ----------           -----        ----------
                                                                     (UNAUDITED)
                                                                                  (IN THOUSANDS)
Equity Method........................................        $179,507      $944,301          $1,231,769     $1,710,361
Cost Method..........................................          38,518        73,301             127,794        140,389
                                                             --------                        ----------
                                                             $218,025                        $1,359,563
                                                             ========                        ==========

      At September 30, 2001, the Company's carrying value in its Partner Companies accounted for under the equity method exceeded its share of the underlying equity in the net assets of such companies by $70.7 million. This excess relates to ownership interests acquired through September 30, 2001 and is generally being amortized over a three year period. Amortization expense of $21.3 million and $130.2 million is included in "Equity loss-goodwill amortization" in the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 2001, respectively.

       The following unaudited summarized financial information for Partner Companies accounted for under the equity method of accounting at September 30, 2001 and 2000 has been compiled from the financial statements of the respective Partner Companies:

                                       THREE MONTHS ENDED                   NINE MONTHS ENDED
                                          SEPTEMBER 30,                        SEPTEMBER 30,
                                          -------------                        -------------
                                      2001            2000                 2001             2000
                                      ----            ----                 ----             ----
                                                              (UNAUDITED)
                                                            (IN THOUSANDS)
Revenue........................     $ 357,877       $ 474,155          $ 1,242,108       $ 983,921
Net Loss ......................     $(447,909)      $(323,218)         $(1,161,100)      $(824,917)


7. DEBT

Convertible Subordinated Notes

      In December 1999, the Company issued $566.3 million of convertible subordinated notes. The notes bear interest at an annual rate of 5.5% and mature in December 2004. The notes are convertible at the option of the holder, at any time on or before maturity into shares of the Company's common stock at a conversion price of $127.44 per share, which is equal to a conversion rate of
7.8468 shares per $1,000 principal of notes. Additionally, the notes may be redeemed by the Company if the Company's closing stock price exceeds 150% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days. The conversion rate is subject to adjustment. The Company recorded interest expense of $8.0 million and $23.0 million relating to these notes during the three and nine months ended September 30, 2001 with interest payments due semiannually through December 21, 2004. Issuance costs of $18.3 million were recorded in other assets and are being amortized as interest expense over the term of the notes using the effective interest method. The fair value of the convertible subordinated notes at September 30, 2001 was approximately $114.7 million.

                          INTERNET CAPITAL GROUP, INC.

7. DEBT (CONTINUED)

      On November 13, 2001 the Company purchased and extinguished $120.2 million face value of convertible subordinated notes for $35.5 million in cash. The purchase resulted in an pre-tax extraordinary gain from the extinguishment of debt in the amount of approximately $81 million which will be included in the Company's Consolidated Statement of Operations for the year ended December 31, 2001. Prior net operating losses deductions are expected to offset related taxes on the gain.

Loan and Credit Agreements

      On August 9, 2001, the Company entered into a loan agreement (the "Loan Agreement") with PNC Bank to provide for the issuance of letters of credit including those outstanding under the Company's previous credit facility. The Loan Agreement provides for issuances of letters of credit up to $15 million subject to a cash secured borrowing base as defined by the agreement. Issuance fees of .25% per annum of the face amount of each letter of credit will be paid to PNC Bank subsequent to issuance. The Loan Agreement also is subject to a
 .125% per annum unused commitment fee payable to the bank quarterly. As of September 30, 2001, $9.9 million in letters of credit were outstanding under the agreement and $11.0 million is included in Restricted Cash in the Consolidated Balance Sheet. Upon execution of the Loan Agreement the Company's former credit facility was terminated.

Long-Term Debt

      The Company's long-term debt of $36.3 million (net of current portion of $25.4 million) relates to its Consolidated Partner Companies and primarily consists of secured notes due to stockholders and outside lenders of AssetTRADE, CommerceQuest, Logistics.com, OneCoast, and OnMedica and capital lease commitments.

8. ACQUISITIONS

      As a result of certain follow-on investments and conversion of convertible debt instruments, the Company increased its ownership in eCredit (99%), Logistics (97%), OneCoast (96%) and CommerceQuest (65%) during the three months ended September 30, 2001.

      Due to the Company's majority ownership positions in the above Partner Companies it has accounted for interests in these companies under the consolidation method of accounting since the date of its follow-on investment or conversion of debt instruments. The Company utilized the purchase method of accounting for the follow-on acquisitions of these Partner Companies and, accordingly, the additional consideration and basis at the date of acquisition have been allocated to the assets and the liabilities based upon their fair value at the date of follow-on acquisition. The assets and liabilities for each of the above acquisitions were allocated as follows:


                                              eCredit        Logistics.com        OneCoast        CommerceQuest
                                              -------        -------------        --------        -------------
                                                                      (IN THOUSANDS)
Goodwill and other intangible assets         $ 11,097          $ 27,408          $ 20,354          $ 44,047
Working capital ....................           (1,377)             (630)           (3,143)            1,014
Other assets (liabilities), net ....            7,183            (3,236)           (8,704)           (8,998)


      The above allocations of purchase price are preliminary and subject to adjustment upon finalization of the purchase accounting. Intangible assets are being amortized on a straight-line basis over a period of three years.

                          INTERNET CAPITAL GROUP, INC.

8. ACQUISITIONS (CONTINUED)

      Presented below is unaudited selected pro forma financial information for the three and nine months ended September 30, 2001 as if the acquired Partner Companies accounted for under the consolidation method were included in the financial statements as consolidated for the entire periods presented. The unaudited selected financial information may not be indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of the period presented and is not intended to be the projection of future results.

                                               THREE MONTHS ENDED        NINE MONTHS ENDED
                                               SEPTEMBER 30, 2001        SEPTEMBER 30, 2001
                                               ------------------        ------------------
                                                             (IN THOUSANDS)
Revenue...................................         $  47,190               $   139,405
Net loss..................................         $(241,948)              $(2,331,539)
Net Loss per share
     Basic................................         $    (.87)              $     (8.38)
     Diluted..............................         $    (.87)              $     (8.38)

9. IMPAIRMENT OF ASSET VALUES

      The Company operates in an industry that is rapidly evolving and extremely competitive. Many Internet based businesses, including some with B2B business models, have experienced difficulty in raising additional capital to fund operating losses and continued investments that their management teams believe are necessary to sustain operations. Valuations of public companies operating in the Internet B2B e-commerce sector declined significantly during 2000 and continued to decline through the nine months ended September 30, 2001. In the first quarter of 2000 the Company announced several significant acquisitions that were financed principally with shares of the Company's stock and, based on the price of the Company's stock at that time, were valued in excess of $1 billion. Based on the Company's periodic review of its Partner Company holdings, including those valued in the first quarter of 2000, during the three and nine months ended September 30, 2001, impairment charges of $10.7 million and $1.27 billion, respectively, were recorded to write down certain Partner Company holdings.

Consolidated Companies

      In June 2000, the Company acquired a controlling interest in RightWorks for 5,892,048 shares of the Company's common stock valued at $754 million ($128 per share) and $22 million in cash. On March 8, 2001, the Company announced the merger of RightWorks with i2 Technologies, Inc. ("i2"). Based on the closing price of i2 stock at the date of the announcement ($21.43 per share), the Company recorded a non-cash, pre-tax loss of approximately $672.3 million. At March 8, 2001 all of RightWorks' long-term net assets were classified as assets held for sale. As of March 31, 2001, i2's stock had declined significantly resulting in revaluation of the assets held for sale and an additional loss of $26.9 million or a total loss on sale of $699.2 million. On August 23, 2001, the merger closed and the Company received approximately 4.5 million shares of i2 common stock.

      In May 2000, the Company acquired a 50.2% interest in Harbour Ring International Holdings Limited, a listed company on the Hong Kong Stock Exchange which was renamed ICG Asia Ltd., for $116.5 million in cash. In June 2001, the Company agreed to sell its stake in ICG Asia to Asian conglomerate Hutchison Whampoa Limited and Reading Investments Limited for $98.6 million, which included proceeds from the sale of the Company's subsidiary in Japan to ICG Asia, and recorded a net loss on sale of $15.2 million.

                          INTERNET CAPITAL GROUP, INC.

9. IMPAIRMENT OF ASSET VALUES (CONTINUED)

      The losses on sales have been included in "Impairment related and other" in the Company's Consolidated Statement of Operations. Also included in "Impairment related and other" are other impairment charges of $51.0 million for the nine months ended September 30, 2001 related to three other consolidated Partner Companies for which the Company has determined that it will not be able to recover its full investment.

Equity Method Companies

      During the three and nine months ended September 30, 2001, the Company recorded impairment charges of $3.9 million and $440.5 million, respectively, related to equity method companies. Impairment charges related to equity method companies have been included in the Consolidated Statements of Operations as "Equity loss - impairment related". The majority of these charges related to eCredit, in the amount of $367.5 million. eCredit provides real-time credit, financing and related services to e-businesses over an Internet-based platform, which connects businesses to financing partners and information sources at the point of sale. In June 2000, the Company acquired a 39% interest in eCredit for 4,655,558 shares of the Company's common stock valued at $424.7 million or approximately $91 per share. The Company increased its interest in eCredit to approximately 42% for an additional $25.6 million in cash and notes through the remainder of 2000. The Company noted a continued substantial decline in the market for companies in the B2B e-commerce sector during the first quarter of 2001 and determined the market value for eCredit had declined significantly. As a result the Company performed an evaluation of the carrying amount of its investment in eCredit in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and determined that it was necessary to record an impairment charge as of March 31, 2001. The impairment charge was based on the estimated current fair value of eCredit, which was determined by estimating the Company's future discounted cash flows related to eCredit including the estimated proceeds upon disposition.

Cost Method Companies

      The Company also recorded $6.8 million and $63.4 million in impairment charges during the three and nine months ended September 30, 2001, respectively, related to cost method Partner Companies for which it has been determined that the Company will not be able to recover its full investment. Impairment charges related to cost method companies have been included in the Consolidated Statements of Operations as a component of "Other income (loss), net".

      It is reasonably possible that the Company's accounting estimates with respect to the useful life and ultimate recoverability of the Company's carrying basis including goodwill in Partner Companies could change in the near term and that the effect of such changes on the financial statements could be material. At September 30, 2001, the recorded amount of carrying basis including goodwill is not impaired, although there can be no assurance that the Company's future results will confirm this assessment, that a significant write-down of Partner Company carrying basis including goodwill will not be required in the future, or that a significant loss will not be recorded in the future upon the sale of a Partner Company.

10. RESTRUCTURING

      In 2000, the Company effected a restructuring plan designed to reduce its cost structure by closing and consolidating three offices, disposing of fixed assets, and reducing its workforce. As a result, the Company recorded a restructuring charge of $25.9 million during 2000, consisting of $7.4 million of office closure costs (of which $6.4 million was a non-cash charge related to fixed asset disposals in 2000), $6.0 million of cash severance (of which $1.7 million was paid in 2000) and $12.5 million in non-cash severance, principally acceleration of stock options. During the three and nine months ended September 30, 2001, the Company recorded $12.0 million and $29.3 million, respectively, in restructuring charges, primarily consisting of additional employee severance and office

                          INTERNET CAPITAL GROUP, INC.

10. RESTRUCTURING (CONTINUED)

closure costs related to a further reduction in the workforce. Both charges are included in "Impairment related and other" in the Consolidated Statements of Operations. Restructuring activity is summarized as follows:

                                 ACCRUAL AT                      ACQUIRED                        NON-CASH       ACCRUAL AT
                                DECEMBER 31,   RESTRUCTURING    DURING THE          CASH           AND         SEPTEMBER 30,
                                   2000           CHARGE          PERIOD          PAYMENTS        OTHER            2001
                                   ----           ------          ------          --------        -----            ----
                                                                      (IN THOUSANDS)
RESTRUCTURING - 2001

Office closure costs ......       $    --         $19,699        $    174         $ (1,713)      $ (4,198)        $13,962
Employee severance and
       related benefits ...                        34,431             482         (11,483)         (19,023)         3,407
                                                  -------         -------        --------         --------       --------
                                       --          53,130             656          (13,196)       (23,221)         17,369
RESTRUCTURING - 2000
Office closure costs ......           992              --              --             (789)            --             203
Employee severance and
       related benefits ...         4,299              --              --           (4,299)            --              --
                                  -------         -------        --------         --------       --------         -------
                                    5,291              --              --           (5,088)            --             203
                                  -------         -------        --------         --------       --------         -------
                                  $ 5,291         $53,130        $    656         $(18,284)      $(23,221)        $17,572
                                  =======         =======        ========         ========       ========         =======


      The Company's office closure costs include the estimated costs to close primarily three offices including costs to fulfill the Company's obligations under signed lease contracts and the write-off of leasehold improvements. Employee severance and related benefits include the estimated costs of cash severance (56 and 50 employees in 2001 and 2000, respectively) and non-cash charges for the acceleration of stock options and forgiveness of interest on employee stock option loans. Cash severance was paid in a lump sum or over the shorter of a six month period or until new employment.

      Three of the Company's consolidated Partner Companies recorded restructuring charges totaling $23.8 million in 2001. These charges primarily represent $7.9 million of cash severance and $15.9 million of non-cash severance.

                          INTERNET CAPITAL GROUP, INC.

11. SEGMENT INFORMATION

      The following summarizes the unaudited information related to the Company's segments. All significant intersegment activity has been eliminated. Assets are owned or allocated assets used by each operating segment.


                                                                      THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                    SEPTEMBER 30,
                                                                        -------------                    -------------
                                                                    2001           2000              2001             2000
                                                                    ----           ----              ----             ----
                                                                                           (UNAUDITED)
                                                                                         (IN THOUSANDS)
GENERAL ICG OPERATIONS
      General and administrative ..........................      $   7,954       $  23,422       $    31,868       $  56,166
      Stock-based compensation ............................          4,093           1,690            11,421           5,380
      Research and development ............................             --           2,129                --          11,090
      Impairment related and other ........................         11,959             904            29,303           7,668
                                                                 ---------       ---------       -----------       ---------
                                                                   (24,006)        (28,145)          (72,592)        (80,304)
      Other income (loss), net ............................        (17,833)         19,372          (171,418)        684,687
      Interest income (expense), net ......................         (6,987)         (3,770)          (18,779)          6,274
      Income taxes ........................................          8,291         132,228           (17,860)         14,597
      Cumulative effect of change in accounting principle               --              --            (7,886)             --
                                                                 ---------       ---------       -----------       ---------
INCOME (LOSS) FROM GENERAL ICG OPERATIONS .................        (40,535)        119,685          (288,535)        625,254
                                                                 ---------       ---------       -----------       ---------

PARTNER COMPANY OPERATIONS

      Revenue .............................................         35,425          16,468            86,202          21,673
      Operating expenses...................................
      Cost of revenue .....................................          9,173           9,843            37,113          12,445
      Selling, general and administrative .................         52,779          56,902           193,269         111,191
      Research and development ............................         12,860          12,553            42,101          25,600
      Stock-based compensation ............................            541           9,219            12,064           9,539
      Amortization of goodwill and other intangibles ......         20,949         104,934           130,180         133,426
      Purchased in process research and development .......             --             620                --             620
      Impairment related and other ........................          3,582              --           811,513              --
                                                                 ---------       ---------       -----------       ---------
      Total operating expenses ............................         99,884         194,071         1,226,240         292,821
                                                                 ---------       ---------       -----------       ---------
                                                                   (64,459)       (177,603)       (1,140,038)       (271,148)
      Other income (loss), net ............................             41            (164)           (1,548)           (162)
      Interest income .....................................            506           5,070             7,283           7,969
      Interest expense ....................................         (3,559)           (150)           (6,918)         (2,222)
                                                                 ---------       ---------       -----------       ---------
      Loss before income taxes, minority interest and
         equity loss ......................................        (67,471)       (172,847)       (1,141,221)       (265,563)
                                                                 ---------       ---------       -----------       ---------
      Income taxes ........................................             --              --               410             770
      Minority interest ...................................         24,606          29,261           118,596          46,538
        Equity loss - shares of partner company losses ....       (126,581)       (120,797)         (407,879)       (280,180)
        Equity loss - goodwill amortization ...............        (21,274)        (99,016)         (130,223)       (203,292)
        Equity loss - impairment related ..................         (3,895)        (20,139)         (440,484)        (22,271)
                                                                 ---------       ---------       -----------       ---------
LOSS FROM PARTNER COMPANY OPERATIONS ......................       (194,615)       (383,538)       (2,000,801)       (723,998)
                                                                 ---------       ---------       -----------       ---------
NET LOSS ..................................................      $(235,150)      $(263,853)      $(2,289,336)      $ (98,744)
                                                                 =========       =========       ===========       =========

                          INTERNET CAPITAL GROUP, INC.

                                                                              AS OF SEPTEMBER 30,    AS OF DECEMBER 31,
                                                                                     2001                 2000
                                                                              ------------------     -----------------
                                                                                 (UNAUDITED)
                                                                                          (IN THOUSANDS)
ASSETS
General ICG Operations
   Cash, cash equivalents, restricted cash, and short-term investments...          $206,809            $  160,010
   Carrying value of cost method Partner Companies ......................            38,518               127,794
   Available-for-sale securities ........................................            99,826               187,851
   Other ................................................................            29,093                70,680
                                                                                   --------            ----------
                                                                                    374,246               546,335
                                                                                   --------            ----------
PARTNER COMPANY OPERATIONS
   Cash, cash equivalents, restricted cash, and short-term investments ..            48,997               283,062
   Carrying value of equity method Partner Companies ....................           179,507             1,231,769
   Goodwill and other intangible assets .................................           173,206             1,152,617
   Other ................................................................            95,836               123,435
                                                                                   --------            ----------
                                                                                    497,546             2,790,883
                                                                                   --------            ----------
                                                                                   $871,792            $3,337,218
                                                                                   ========            ==========

12. PARENT COMPANY FINANCIAL INFORMATION

Parent Company Balance Sheets


                                                                              AS OF SEPTEMBER 30,    AS OF DECEMBER 31,
                                                                                    2001                  2000
                                                                              -------------------    ------------------
                                                                                 (UNAUDITED)
                                                                                          (IN THOUSANDS)
ASSETS
   Current assets ......................................................          $ 211,357           $  170,952
   Ownership interests in and advances to Partner Companies                        310,173             2,468,703
   Available-for-sale securities .......................................            99,826               187,851
   Other ...............................................................            24,545                62,705
                                                                                  --------            ----------
         Total assets ..................................................          $645,901            $2,890,211
                                                                                  ========            ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities .................................................          $ 35,660            $   51,435
   Non-current liabilities .............................................           595,103               565,974
   Stockholders' equity ................................................            15,138             2,272,802
                                                                                  --------            ----------
         Total liabilities and stockholders' equity ....................          $645,901            $2,890,211
                                                                                  ========            ==========

                          INTERNET CAPITAL GROUP, INC.

12. PARENT COMPANY FINANCIAL INFORMATION (CONTINUED)

Parent Company Statements of Operations


                                                                   THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                 SEPTEMBER 30,
                                                                      -------------                 -------------
                                                                  2001           2000            2001            2000
                                                                  ----           ----            ----            ----
                                                                                      {UNAUDITED)
                                                                                    (IN THOUSANDS)
Revenue .................................................      $      --      $      --      $        --     $      --
Operating expenses
General and administrative ..............................          7,954         23,422           31,868        56,167
Stock-based compensation ................................          4,093          1,690           11,421         5,379
Impairment related and other ............................         11,959            904          794,766         7,668
Research and development ................................             --          2,129               --        11,090
In process research and development .....................             --            620               --        11,470
                                                               ---------      ---------      -----------     ---------
Total operating expenses ................................          4,006         28,765          838,055        91,774
                                                               ---------      ---------      -----------     ---------
                                                                 (24,006)       (28,765)        (838,055)      (91,774)
Other income (loss), net ................................        (17,833)        19,372         (171,418)      684,687
Interest income (expense), net ..........................         (6,987)        (3,770)         (18,779)        6,274
                                                               ---------      ---------      -----------     ---------
Income (loss) before income taxes and equity loss .......        (48,826)       (13,163)      (1,028,252)      599,187
Income taxes ............................................          8,291        132,228          (17,860)       14,597
Equity loss .............................................       (194,615)      (382,919)      (1,235,338)     (712,529)
Cumulative effect of change in accounting principle                   --             --           (7,886)           --
                                                               ---------      ---------      -----------     ---------
Net loss ................................................      $(235,150)     $(263,854)     $(2,289,336)    $ (98,745)
                                                               =========      =========      ===========     =========

Other Income (Loss), net

      Other income (loss), net consists of the effect of transactions and other events incidental to the Company's ownership interests in its Partner Companies and its operations in general. Other income (loss), net may include, among other items, gains or losses on the sales of all or a portion of minority interests, gains or losses on the issuances of stock by the Company's Partner Companies to reflect the change in its share of the net equity of these companies, and impairment charges related to its ownership interests in and advances to Partner Companies.

      General ICG Operations' other income (loss), net consisted of the following:


                                                                   THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                 SEPTEMBER 30,
                                                                      -------------                 -------------
                                                                  2001           2000            2001            2000
                                                                  ----           ----            ----            ----
                                                                                    (IN THOUSANDS)
Loss on Partner Company warrants (see Note 2) ...........      $ (7,238)      $     --       $ (56,702)       $     --
Partner Company impairment charges (see Note 9) .........        (6,798)       (24,035)        (63,422)        (24,096)
Issuance of stock by VerticalNet ........................          (663)         4,854          (6,912)        225,856
Loss on transfer of Onvia.com from available-for-sale ...            --             --         (27,434)             --
buy.co.uk sale to ICG Commerce ..........................            --             --           7,309              --
Sale of Centrimed .......................................            --         22,364           3,143          22,364
TRADEX Technologies, Inc. Sale to Ariba, Inc. and sale of
     Ariba holdings .....................................            --             --         (30,988)        397,583
Sale of i2 Technologies holdings ........................            --          7,521              --          34,488
Issuance of stock by Breakaway Solutions ................            --          4,621              --          24,294
Other ...................................................        (3,134)         4,047           3,588           4,198
                                                               --------       --------       ---------       ---------
                                                               $(17,833)      $ 19,372       $(171,418)      $ 684,687
                                                               ========       ========       =========       =========

                          INTERNET CAPITAL GROUP, INC.

12. PARENT COMPANY FINANCIAL INFORMATION (CONTINUED)

      The Company's share of net equity of VerticalNet and Breakaway Solutions changed as a result of VerticalNet and Breakaway Solutions issuing additional shares for acquisitions and other purposes. These increases/decreases adjusted the Company's carrying values and resulted in non-operating gains/losses for the periods indicated.

      Due to Onvia.com's stock repurchase program in March 2001, the Company's interest in Onvia.com increased to greater than 20%. On the date the Company's ownership interest increased to greater than 20%, the Company transferred its interest in Onvia.com from Available-for-Sale Securities to Ownership in and Advances to Partner Companies, resulting in the recognition of a loss of $27.4 million.

      During the three months ended June 30, 2001, the Company transferred its holdings in buy.co.uk Limited to ICG Commerce in exchange for an additional ownership interest in ICG Commerce valued at approximately $9.0 million and recorded a $7.3 million gain.

      In September 2000, the Company sold all of its interest in Centrimed in exchange for $15.2 million in cash and $15.5 million in contingent consideration to be received upon meeting certain levels of performance ($12.8 million has been received as of November 13, 2001) and other consideration. The Company recorded an additional gain of $3.1 million during the three months ended September 30, 2001 and a gain of $22.4 million during the three months ended September 30, 2000.

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

GENERAL

      We are an Internet company actively engaged in B2B e-commerce through a network of partner companies. As of September 30, 2001 we owned interests in 53 B2B e-commerce companies that we refer to as our partner companies.

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

      Because we acquire significant interests in B2B e-commerce companies, many of which generate net losses, we have experienced, and expect to continue to experience, significant volatility in our quarterly results. While our partner companies have consistently reported losses, we have recorded net income in certain periods and experienced significant volatility from period to period due to one-time transactions and other events incidental to our ownership interests in partner companies. These transactions and events are described in more detail in Note 12 to our Consolidated Financial Statements and include dispositions of, and changes to, our partner company ownership interests, dispositions of our holdings of available-for-sale securities, and impairment charges.

BASIS OF PRESENTATION

      Our reportable segments determined in accordance with SFAS No. 131 are General ICG Operations and Partner Company Operations (see Note 11 to our Consolidated Financial Statements). General ICG Operations captures the costs of providing strategic and operational support to our partner companies, as well as the related administrative costs related to these expenses. General ICG Operations also includes the effect of transactions and other events incidental to our ownership interests in our partner companies and our operations in general. Partner Company Operations includes the effect of aggregating the results of the partner companies accounted for under the consolidation method from their dates of acquisition, and recording our share of earnings or losses of partner companies accounted for under the equity method of accounting.

GENERAL ICG OPERATIONS

General and Administrative

      Our general and administrative expenses consist primarily of employee compensation, facilities, operating, outside services such as legal, accounting and consulting, and travel-related costs.

      General and administrative expenses were $8.0 million and $31.9 million for the three and nine months ended September 30, 2001, respectively, versus $23.4 million and $56.2 million for the comparable 2000 periods. The decrease is the result of the restructuring of our operations and we expect sequential quarterly reductions in the near term. See the subsection Impairment related and other below.

Stock-Based Compensation

      Stock-based compensation was $4.1 million and $11.4 million for the three and nine months ended September 30, 2001, respectively, versus $1.7 million and $5.4 million for the comparable 2000 periods. The increase is the result of restricted stock grants to employees and fixed accounting modifications to certain stock option grants during 2001. Aggregate deferred compensation of $20.0 million at September 30, 2001 will be amortized over the remaining vesting periods for stock options or the lapse of restrictions in the case of restricted stock, consistent with the method described in FIN No. 28.

Research and development

      Research and development expenses decreased from 2000 to 2001 as we completed projects relating to the development of a market maker technology platform in 2000 and started no additional projects in 2001.

Impairment related and other

      During the fourth quarter of 2000 and the three and nine months ended September 30, 2001, we restructured our operations to better align our general and administrative expenses with the reduction in the number of our partner companies. The restructuring resulted in charges of $25.9 million in 2000 and $12.0 million and $29.3 million for the three and nine months ended September 30, 2001 respectively . The total of $55.2 million consisted of $26.2 million of non-cash charges related to vesting acceleration of stock options and fixed asset write-offs and $29.0 million in employee severance and lease termination costs. See Note 10 to our Consolidated Financial Statements for additional information.

Other income (loss), net

      Other income (loss), net decreased in the three and nine months ended September 30, 2001 compared to the comparable periods in 2000 as we recognized significant gains in 2000 relating to our sale of TRADEX Technologies, Inc. to Ariba and stock issuances by VerticalNet and Breakaway Solutions versus losses in 2001 for impairment charges on cost method partner companies (see Note 9 to our Consolidated Financial Statements) and losses related to the fair value of partner company warrants.

Interest Income

      The decreases in interest income in the three and nine months ended September 30, 2001 were primarily due to the decrease in the average balance of cash and cash equivalents and short-term investments during 2001 versus the comparable period in 2000.

Interest Expense

      Interest expense primarily relates to the December 1999 issuance of approximately $566.3 million in convertible subordinated notes due 2004 bearing interest at 5.5%. As discussed below in "Liquidity and Capital Resources" we extinguished a portion of our convertible subordinated debentures subsequent to September 30, 2001 and expect future interest expense to decrease as a result.

PARTNER COMPANY OPERATIONS

EFFECT OF PARTNER COMPANY OWNERSHIP LEVELS ON OUR FINANCIAL STATEMENTS

      Changes in our ownership levels in partner companies affect the period-to-period comparability of our financial statements. Changes in ownership levels impact our financial statement presentation as the result of consolidating partner companies previously accounted for under the equity or cost methods of accounting and vice versa. Changes in ownership levels also impact the amount of equity loss we record (see the subsection Equity Loss below).

      Significant ownership level changes since December 31, 2000 include the consolidation of CommerceQuest, eCredit, Logistics.com and OneCoast and the sale and subsequent disposition of ICG Asia and RightWorks. During 2001, consolidated companies CyberCrop.com, Mesania, and PaperExchange.com ceased operations and MROLink was deconsolidated due to lack of effective control. Additionally, we sold our stake in equity method companies TALPX and Internet Healthcare Group this year.

RESULTS OF OPERATIONS

Revenue

      Revenue was $35.4 million and $86.2 million for the three and nine months ended September 30, 2001, respectively, versus $16.5 million and $21.7 million for the corresponding 2000 periods. As a result of our acquisitions of majority ownership positions in AssetTRADE, CommerceQuest, eCredit, Logistics.com and OneCoast, revenue increased $14.7 million and $26.6 million for the three and nine months ended September 30, 2001 versus the corresponding periods in 2000. Increases in the customer bases and increased activity of existing customers of ICG Commerce and Delphion resulted in increased revenues of $12.9 million and $30.5 million for the three and nine months ended September 30, 2001, respectively. The increases for the three months ended September 30, 2001 were offset by approximately $8.0 million due to the disposition of RightWorks and the closure of PaperExchange.com.

      CommerceQuest and Logistics.com derive their revenue from software license fees and services. eCredit provides real-time credit, financing and related services. AssetTRADE operates as an online auction for industrial equipment. ICG Commerce provides a comprehensive range of procurement services, including online procurement, consulting services, auction services and outsourcing services. OneCoast is a manufacturer representative agency that solicits sales of gift, garden, and home accessories.

Operating Expenses

      Cost of revenue, selling, general and administrative and research and development

      Costs of revenue, selling, general and administrative and research and development were $75.4 million and $284.5 million for the three and nine months ended September 30, 2001, respectively, versus $89.1 million and $159.4 million for the corresponding 2000 periods.

      For the three months ended September 30, 2001 versus September 30, 2000 these costs decreased approximately $27 million primarily as a result of the dispositions of RightWorks, ICG Asia, MROLink and the closures of PaperExchange.com and CyberCrop.com. These decreases have been partially offset by increases of approximately $20 million due to our acquisition of majority ownership positions in AssetTRADE, CommerceQuest, eCredit, Logistics.com, and OneCoast.

      For the nine months ended September 30, 2001 versus the comparable period in 2000 these costs increased $30.4 million due to our acquisitions of a majority ownership position in AssetTRADE, CommerceQuest, eCredit, Logistics.com and OneCoast. In addition, those costs attributable to RightWorks, ICG Asia, ICG Commerce, PaperExchange.com and Delphion increased by approximately $103 million for the nine months ended September 30, 2001 versus the comparable period in 2000 as they deployed their business plans and due to the fact that RightWorks, ICG Asia, PaperExchange and Delphion were consolidated for a greater period during 2001 than in 2000. These increases were partially offset by decreases of approximately $15 million related primarily to the deconsolidation of CyberCrop.com and Animated Images.

      Amortization of goodwill and other intangibles

      Amortization of goodwill and other intangibles was $20.9 million and $130.2 million for the three and nine months ended September 30, 2001, respectively, versus $104.9 and $133.4 million for the comparable 2000 periods. The decreases are primarily related to the impairment charges we recorded in the first quarter of 2001 related to RightWorks and eCredit. See Note 9 to our Consolidated Financial Statements.

      Impairment Related and Other

      As a result of our periodic reviews of our consolidated partner company holdings during the nine months ended September 30, 2001, we recorded impairment charges of $765.4 million, versus no impairment charges in the comparable 2000 period. In addition, our consolidated Partner Companies incurred impairment and restructuring charges of $3.6 million and $46.1 million for the three and nine months ended September 30, 2001, respectively, versus no charges in the comparable 2000 periods. See Notes 9 and 10 to our Consolidated Financial Statements for additional information.

Equity Loss

      A significant portion of our net results from operations is derived from companies in which we hold a significant minority ownership interest. Under the equity method of accounting, if we exercise significant influence over a partner company, we record our share of income or losses of that partner company in our consolidated statement of operations under "Equity loss-share of partner company losses." Our carrying value for a partner company accounted for under the equity method of accounting includes the unamortized excess of the cost of our interest in the partner company over our equity in the underlying net assets of the partner company. This excess is amortized on a straight-line basis of 3 years and is included in "Equity loss-goodwill amortization". As a result of our periodic review of our partner company holdings during the three and nine months ended September 30, 2001, we recorded charges related to our equity method companies of $3.9 million and $440.5 million included in "Equity loss-impairment related." See Note 9 to our Consolidated Financial statements for additional information.

      Our equity loss-share of partner company losses fluctuates with the number of partner companies accounted for under the equity method of accounting, our voting ownership in these companies and the net results of operations of these companies. "Equity loss - share of partner company losses" was $126.6 million and $407.9 million for the three and nine months ended September 30, 2001, respectively, versus $120.8 million and $280.2 million for the comparable 2000 periods. The increases were primarily the result of increased net losses at three of our equity method companies: VerticalNet, Universal Access, and Breakaway Solutions. Our share of these three companies' losses totaled $87.3 million and $238.1 million for the three and nine months ended September 30, 2001, respectively, versus $30.0 million and $53.2 million for the comparable 2000 periods as a result of impairment and restructuring charges at VerticalNet and Universal Access and the bankruptcy filing of Breakaway Solutions in 2001. These increases are offset by a decrease in "Equity loss-share of partner company losses" as a result of having 30 equity method companies at September 30, 2001 versus 48 at September 30, 2000.

      "Equity loss - goodwill amortization" was $21.3 million and $130.2 million for the three and nine months ended September 30, 2001, respectively, versus $99.0 million and $203.3 million for the comparable 2000 periods. The decrease is primarily related to the impairment charges we recorded in the first quarter of 2001 related to our equity method partner companies, primarily eCredit. See
Note 9 to our Consolidated Financial Statements.

      We anticipate the unamortized excess of the cost of our interest in equity method partner companies over our equity in the underlying net assets of the partner companies balance of approximately $71 million will be amortized on a straight-line basis over the expected useful lives of three years, except for the effects of the new accounting pronouncements described in the subsection Impact of Recently Issued Accounting Standards below.

      Due to the early stage of development of the other companies in which we acquire interests, existing and new partner companies accounted for under the equity method are expected to incur substantial losses. Our share of these losses is expected to be significant.

LIQUIDITY AND CAPITAL RESOURCES

      As of September 30, 2001 we had $196 million in cash, cash equivalents and short-term investments, $99 million in available-for-sale securities, principally shares in Ariba and i2 Technologies (see Note 2 to our Consolidated Financial Statements for additional information) and $11 million in restricted cash for total liquidity of $306 million. In addition our consolidated partner companies had cash, cash equivalents, restricted cash and short-term investments of $49 million. Consolidated working capital decreased to $270 million at September 30, 2001 compared to $371 million at December 31, 2000, primarily as a result of advances we made to partner companies and net cash outflows from operations during the nine months ended September 30, 2001.

      Net cash used in operating activities was approximately $254.3 million for the nine months ended September 30, 2001 compared to $128.0 million during the same prior year period. The increase is primarily the result of the increased losses at our consolidated partner companies.

       Net cash provided by investing activities during the nine months ended September 30, 2001 was $40.2 million, versus net cash used in investing activities of $812.9 million during the comparable 2000 period. The increase is primarily due to less acquisitions of ownership interests in 2001 versus 2000.

      Existing cash, cash equivalents and short-term investments, proceeds from the issuance of debt and equity securities of our consolidated partner companies to third parties, proceeds from the potential sales of all or a portion of our available-for-sale securities or minority interests in certain partner companies, and other internal sources of cash flow are expected to be sufficient to fund our cash requirements through the next 12 months, including commitments to new and existing partner companies, debt obligations and general operations requirements. At September 30, 2001, we were obligated for $50.8 million of guarantee commitments and $16.3 million of funding commitments to existing partner companies. If a consolidated partner company achieves a fair market value in excess of $1.0 billion, we will be obligated to pay, in cash or stock at our option, 4% of the partner company's fair market value in excess of $1.0 billion, up to $70 million. This contingent obligation will expire on the earlier to occur of May 31, 2005 or an unaffiliated company sale, if the valuation milestone is not achieved. We will continue to evaluate acquisition opportunities and may acquire additional ownership interests in new and existing partner companies in the next 12 months; however, such acquisitions will be made at our discretion. If we elect to make additional acquisitions, it may become necessary for us to raise additional funds. We may not be able to raise additional capital and failure to do so could have a material adverse effect on our business. If additional funds are raised through the issuance of equity securities, our existing stockholders may experience significant dilution.

      On November 13, 2001 we purchased and extinguished $120.1 million face value of our convertible subordinated notes for $35.5 million in cash. As a result we expect our interest expense for the fourth quarter to decrease by approximately $0.9 million and future interest expense to decrease by approximately $1.7 million on a quarterly basis thereafter.

      We and our consolidated subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. We do not expect the ultimate liability with respect to these actions will materially affect our financial position or cash flows.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

      In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

      We are required to adopt the provisions of SFAS No. 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, and SFAS No. 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that is acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized through December 31, 2001 in accordance with the provisions of SFAS No. 142.

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

      As of the date of adoption, we expect to have unamortized goodwill and intangibles in the amount of $206.7 million which will be subject to the transition provisions of SFAS No. 141 and No. 142. Amortization expense related to goodwill and intangibles was $553.8 million and $260.4 million for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. Management is currently evaluating these new pronouncements and has not yet determined the impact on our consolidated financial statements.

      On October 3, 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," it retains many of the fundamental provisions of that Statement. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. However, it retains the requirements in Opinion 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution of owners) or is classified as held for sale. SFAS No. 144 is effective for the Company for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years.

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

      -     development of an e-commerce market;

      - our ability to identify trends in the markets of our partner companies and to offer new solutions that address the changing needs of these markets;

      - our ability to successfully execute our business model and the ability of our partner companies to successfully execute their business models;

      - our partner companies' ability to compete successfully against direct and indirect competitors;

      -     our partner companies' ability to access the capital markets;

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

RISKS PARTICULAR TO INTERNET CAPITAL GROUP

Our ability to grow our business and the businesses of our partner companies may be adversely affected if economic conditions in the United States are not favorable.

      The United States economy has recently been weakened by the terrorist attacks of September 11, 2001 and the response of the United States to such attacks. These actions, and subsequent future terrorist attacks or hostilities, could continue to result in further weakness in the United States economy, which could negatively affect our business.

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

      -     our capital commitments;

      -     additional sales of our securities;

      - additions to or departures of our key personnel or key personnel of our partner companies; and

      - general economic conditions such as a recession or interest rate or currency rate fluctuations.

      Many of these factors are beyond our control. These factors may decrease the market price of our common stock, regardless of our operating performance.

We may be unable to maintain our listing on the Nasdaq National Market, which could cause our stock price to fall and decrease the liquidity of our common stock.

      Our common stock is currently listed on the Nasdaq National Market, which has requirements for the continued listing of stock. One of the requirements is that our common stock maintain a minimum bid price of $1.00 per share. During the third quarter the bid price for our common stock dropped below $1.00 for an extended period of time. However, on September 27, 2001, the Nasdaq Stock Market announced that it was suspending the minimum bid price requirement until January 2, 2002. If our common stock trades below $1.00 after the minimum bid price requirement is reinstated, or we fail to meet any of the other listing requirements, our common stock may be delisted from the Nasdaq National Market, the trading market for our common stock could decline which could depress our stock price and adversely effect the liquidity of our common stock.

Our business depends upon the performance of our partner companies, which is uncertain.

      Economic, governmental, industry and internal company factors outside our control affect each of our partner companies. If our partner companies do not succeed, the value of our assets and the price of our common stock could decline. The material risks relating to our partner companies include:

      - fluctuations in the market price of the common stock of VerticalNet, eMerge Interactive, Onvia.com, and Universal Access, our publicly traded partner companies, and other future publicly traded partner companies, which are likely to affect the price of our common stock;

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

      Of our $871.8 million in total assets as of September 30, 2001, $310.2 million, or 35.6% consisted of ownership interests in and advances to our partner companies. The carrying value of our partner company ownership interests includes our original acquisition cost, the effect of accounting for certain of our partner companies under the equity method of accounting, the effect of adjustments to our carrying value resulting from certain issuances of equity securities by our partner companies, and the effect of impairment charges recorded for the decrease in value of certain partner companies. The carrying value of our partner companies will be impaired and decrease if one or more of our partner companies do not succeed. The carrying value of our partner companies is not marked to market; therefore, a decline in the market value of one of our publicly traded partner companies may impact our financial position by not more than the carrying value of the partner company. However, this decline would likely affect the price of our common stock. For example, VerticalNet, eMerge Interactive, Onvia.com, and Universal

Access, our publicly traded partner companies, had respective market values of approximately $8.9 million, $11.5 million, $7.2 million, and $16.0 million as of September 30, 2001. A decline in the market value of VerticalNet, eMerge Interactive, Onvia.com, and Universal Access will likely cause a decline in the price of our common stock.

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

      We intend to allocate the majority of our capital and human resources to those partner companies that we believe present the greatest stockholder value. Although those partner companies that do not fall within this category will remain within our network so long as we continue to own an interest in them, the quality of the network may suffer if a large number of the participants do not receive sufficient support from us or from other sources. Additionally, partner companies that believe that we are not allocating an appropriate level of resources to them may choose not to participate in our network, which would adversely affect our strategy of building and maintaining a collaborative network of B2B companies.

If public and private capital markets are not favorable for the B2B sector we may not be able to execute on our strategy.

      Our strategy involves creating value for our stockholders by building leading B2B e-commerce companies. Our success depends on the acceptance by the public and private capital markets of B2B companies in general, including initial public offerings of those companies. The B2B market has experienced significant volatility recently and the market for initial public offerings of B2B e-commerce companies has been extremely weak during the past year and a half. If these conditions continue, we may not be able to create stockholder value by taking our partner companies public. In addition, reduced market interest in B2B e-commerce companies may reduce the market value of our publicly traded partner companies.

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

      We have reduced our headcount from 108 at December 31, 2000 to 46 at November 13, 2001 in order to reduce our corporate expenses. Although we believe our current staffing levels are adequate to conduct our business, we cannot ensure that we will not need to increase our headcount in the future.

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

      We operate in an industry that is rapidly evolving and extremely competitive. Many Internet based businesses, including some with B2B business models, have experienced difficulty in raising additional capital necessary to fund operating losses and continue investments that their management teams believe are necessary to sustain operations. Valuations of public companies operating in the Internet B2B e-commerce sector declined significantly during 2000 and continued to decline during the nine months ended September 30, 2001. In the first quarter of 2000 we announced several significant acquisitions that were financed principally with shares of our stock and, based on the price of our stock at that time were valued in excess of $1 billion. Based on our periodic review of our partner company holdings, including those valued during 2000, impairment charges of $348.6 million and $1.27 billion were recorded to write off certain partner company holdings during the year ended December 31, 2000 and nine months ended September 30, 2001, respectively. It is reasonably possible that our accounting estimates with respect to the useful life and ultimate recoverability of our carrying basis including goodwill in other partner companies could change in the near term and that the effect of such changes on the financial statements could be material. At September 30, 2001, the recorded amount of carrying basis including goodwill is not impaired, although we cannot assure that our future results will confirm this assessment, that a significant write-down or write-off of partner company carrying basis including goodwill will not be required in the future, or that a significant loss will not be recorded in the future upon the sale of a partner company.

We may compete with some of our stockholders and partner companies, and our partner companies may compete with each other, which could deter companies from partnering with us and may limit future business opportunities.

      We may compete with some of our stockholders and partner companies for Internet-related opportunities. As of September 30, 2001, Comcast Corporation and Safeguard Scientifics, Inc. own 6.3% and 12.8% of our outstanding common stock, respectively. These stockholders may compete with us to acquire interests in B2B e-commerce companies. Safeguard Scientifics, Inc. currently has a designee as a member of our board of directors and IBM Corporation may have a right to designate a board observer, which may give it access to our business plan and knowledge about potential acquisitions. In addition, we may compete with our partner companies to acquire interests in B2B e-commerce companies, and our partner companies may compete with each other for acquisitions or other B2B e-commerce opportunities. This competition, and the complications posed by the designated directors, may deter companies from partnering with us and may limit our business opportunities.

Our partner companies could make business decisions that are not in our best interests or that we do not agree with, which could impair the value of our partner company interests.

      Although we generally seek a significant equity interest and participation in the management of our partner companies, we may not be able to control significant business decisions of our partner companies. In addition, although we currently own a controlling interest in many of our partner companies, we may not maintain this controlling interest. Acquisitions of interests in partner companies in which we share control or have no control of the dilution of our interest in, and control over, will involve additional risks that could cause the performance of our interest and our operating results to suffer, including the management of a partner company having economic or business interests or objectives that are different than ours and partner companies not taking our advice with respect to the financial or operating difficulties that they may encounter.

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

      We have acquired partner companies in Europe. This international expansion exposes us to several risks, including the following:

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

      As of September 30, 2001, we had $61.7 million in long-term debt (including the current portion thereof) and $566.3 million in outstanding convertible subordinated notes. This indebtedness may:

      -     make it more difficult to obtain additional financing;

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

      We have been and may remain dependent on the capital markets for access to funds for acquisitions, operations and other purposes. Our partner companies are also dependent on the capital markets to raise capital for their own purposes. During 2000, the market for Internet-related companies and initial public offerings weakened dramatically, and this weakness continued through September 30, 2001. If this weakness continues for an extended period of time, our ability and the ability of our partner companies to grow and access the capital markets will be impaired, which would require us to take other actions, such as borrowing money on terms that may be unfavorable to us, or divesting of interests in our partner companies to raise capital.

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

      We have recently realigned our capital and human resources around those partner companies that we believe present the greatest stockholder value. We may divest our interests in those partner companies that do not fit this criteria or in other partner companies that we believe are no longer core to our strategy. When we divest all or part of an interest in a partner company, we may not receive maximum value for this position. For partner companies with publicly-traded stock, we may be unable to sell our interest at then-quoted market prices. Furthermore, for those partner companies that do not have publicly-traded stock, the realizable value of our interests may ultimately prove to be lower than the carrying value currently reflected in our consolidated financial statements. We continually evaluate the carrying value of our ownership interests in and advances to each of our partner companies for possible impairment based on achievement of business plan objectives and milestones, the value of each ownership interest in the partner company relative to carrying value, the financial condition and prospects of the partner company, and other relevant factors. If we are unable to raise capital from other sources we may be forced to sell our stakes in partner companies at unfavorable prices in order to sustain our operations. Additionally, we may be unable to find buyers for certain of our assets, which could adversely affect our business.

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

Due to our decision to allocate the majority of our resources to our most developed companies, our ability to provide support to our other partner companies will be limited.

      We have reallocated our resources to focus on those partner companies that we believe present the greatest stockholder value. We cannot assure that the companies we identified in this process are those that actually have the greatest value proposition. As a result of our reallocation of resources, we will not allocate capital to all of our existing partner companies. Our decision to not provide additional capital support to some of our partner companies could have a material adverse impact on the operations of such partner companies.

We may have to buy, sell or retain assets when we would otherwise choose not to in order to avoid registration under the Investment Company Act of 1940, which would impact our investment strategy.

      We believe that we are actively engaged in the business of B2B e-commerce through our network of majority-owned subsidiaries and companies that we are considered to "control." Under the Investment Company Act, a company is considered to control another company if it owns more than 25% of that company's voting securities and is the largest stockholder of such company. A company may be required to register as an investment company if more than 45% of its total assets consist of, and more than 45% of its income/loss and revenue attributable to it over the last four quarters is derived from, ownership interests in companies it does not control. Because many of our partner companies are not majority-owned subsidiaries, and because we own 25% or less of the voting securities of a number of our partner companies, changes in the value of our interests in our partner companies and the income/loss and revenue attributable to our partner companies could subject us to regulation under the Investment Company Act unless we take precautionary steps. For example, in order to avoid having excessive income from "non-controlled" interests, we may not sell minority interests we would otherwise want to sell or we may have to generate non-investment income by selling interests in partner companies that we are considered to control. We may also need to ensure that we retain more than 25% ownership interests in our partner companies after any equity offerings. In addition, we may have to acquire additional income or loss generating majority-owned or controlled interests that we might not otherwise have acquired or may not be able to acquire "non-controlling" interests in companies that we would otherwise want to acquire. It is not feasible for us to be regulated as an investment company because the Investment Company Act rules are inconsistent with our strategy of actively managing, operating and promoting collaboration among our network of partner companies. On August 23, 1999, the Securities and Exchange Commission granted our request for an exemption under
Section 3(b)(2) of the Investment Company Act declaring us to be primarily engaged in a business other than that of investing, reinvesting, owning, holding or trading in securities. This exemptive order reduces the risk that we may have to take action to avoid registration as an investment company, but it does not eliminate the risk.

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

      VerticalNet, eMerge Interactive, Onvia.com, and Universal Access are our publicly-traded partner companies. The price of their common stock has been highly volatile. On February 16, 1999, VerticalNet completed its initial public offering at a price of $4.00 per share and its common stock has since traded as high as $148.38 per share and as low as $0.32, adjusted for two subsequent two for one stock splits. On February 8, 2000, eMerge Interactive completed its initial public offering at a price of $15.00 per share and its common stock has traded as high as $68.00 per share and as low as $0.60. On March 1, 2000, Onvia.com completed its initial public offering at a price of $21.00 per share and its common stock has traded as high as $78.00 per share and as low as $0.31 per share. On March 17, 2000, Universal Access completed its initial public offering at a price of $14.00 per share and its common stock has traded as high as $63.00 per share and as low as $0.70. The market value of our holdings in these partner companies changes with these fluctuations. Based on the closing price of VerticalNet's common stock on November 6, 2001 of $1.30, our holdings in VerticalNet had a market value of $32.0 million. Based on the closing price of eMerge Interactive's common stock on November 6, 2001 of $1.52, our holdings in eMerge Interactive had a market value of $10.5 million. Based on the closing price on Onvia.com's common stock on November 6, 2001 of $0.52, our holdings in Onvia.com had a market value of $8.9 million. Based on the closing price of Universal Access's common stock on November 6, 2001 of $2.33, our holdings in Universal Access had a market value of $50.5 million. Fluctuations in the price of VerticalNet's, eMerge Interactive's, Onvia.com's, and Universal Access's and other future publicly-traded partner companies' common stock are likely to affect the price of our common stock.

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

      -     failure of the market for UTX services to grow; and

      -     slow growth of the Internet.

      Our assets as reflected in our balance sheet dated September 30, 2001, were $871.8 million, of which $51.2 million related to VerticalNet, eMerge Interactive, Onvia.com, and Universal Access. However, we believe that comparisons of the value of our holdings in partner companies to the value of our total assets are not meaningful because not all of our partner company ownership interests are marked to market in our balance sheet.

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

In the future, our partner companies may need to raise additional capital to fund their operations and this capital may not be available on acceptable terms, if at all.

      Our partner companies may need to raise additional funds in the future, and we cannot be certain that they will be able to obtain additional financing on favorable terms, if at all.

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

      Our partner companies often enter into barter transactions in which they provide advertising for other Internet-related companies in exchange for advertising for the partner company. In a barter transaction the partner company will reflect the sales of the advertising received as an expense and the value of the advertising provided, in an equal amount, as revenue. However, barter transactions also do not generate cash revenue, which may adversely affect the cash flows of some of our partner companies. Limited cash flows may adversely affect a partner company's abilities to expand its operations and satisfy its liabilities. During the nine months ended September 30, 2001, and the twelve months ended December 31, 2000, revenue from barter transactions constituted a significant portion of some of our partner companies' revenue. Barter revenue may continue to represent a significant portion of their revenue in future periods.

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

      As of September 30, 2001, there were few laws or regulations, at either the state or federal level, directed specifically at e-commerce. Despite the scarcity of laws targeted at e-commerce, courts and administrative agencies have shown an increased willingness to apply traditional legal doctrines to cyberspace in areas including libel, wire fraud, copyright, trade secrets, unfair competition, consumer protection, monopolies, and unfair trade practices, creating an aura of uncertainty regarding the legality of certain widespread practices. It is possible that court decisions on issues such as deep-linking, protection of databases, and privacy rights may affect the valuation of our business and the businesses of our partner companies, call into question the viability of current business practices, and require the revision of certain business models.

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

      Importantly, a moratorium on certain Internet taxes has expired, and although a bill is now being considered by Congress to extend the moratorium, there is some chance that it will not be extended. As a result, e-commerce businesses could be faced with an array of state and local taxes that could impede the growth prospects of our partner companies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to equity price risks on the marketable portion of our equity securities. Our public holdings at September 30, 2001 include equity positions in companies in the Internet industry sector, including: KANA Software (fka Broadbase Software, Inc.); divine, Inc.; eMerge Interactive; Universal Access; Onvia.com; and VerticalNet, many of which have experienced significant historical volatility in their stock prices. A 20% adverse change in equity prices, based on a sensitivity analysis of our public holdings as of September 30, 2001, would result in an approximate $9.0 million decrease in the fair value of our public holdings. A significant portion of the value of the potential decrease in equity securities, or $1.8 million, $2.3 million and $3.2 million, consisted of our holdings in VerticalNet, eMerge Interactive and Universal Access, respectively.

      Although we typically do not attempt to reduce or eliminate our market exposure on these securities, particularly with respect to securities of our partner companies, we did enter into cashless collar agreements with respect to our holdings of Ariba's common stock and forward contract on 1.8 million shares of our holdings in i2 Technologies. The collar arrangements and forward contract limit our exposure to and benefits from price fluctuations in the underlying equity securities. As of September 30, 2001, 733,334 shares of Ariba and 1.8 million shares of i2 remain under these arrangements. In addition, we held 2.7 million shares of i2 which have not been hedged which have a market value of $9.2 million at September 30, 2001. The combined value of the collar forward contract and the underlying hedged securities at September 30, 2001 was $89.6 million. The collar agreement and forward contract matures in 2003. We may enter into similar collar arrangements in the future; particularly with respect to available-for-sale securities, which do not constitute ownership interests in our partner companies.

      The carrying values of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and notes payable, approximate fair value because of the short maturity of these instruments. At September 30, 2001, the fair value of convertible subordinated notes is $566.3 million versus a carrying value of $114.7 million. The carrying value of other long-term debt approximates its fair value, as estimated by using discounted future cash flows based on our current incremental borrowing rates for similar types of borrowing arrangements.

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

PART II- OTHER INFORMATION

      ITEM 1. LEGAL PROCEEDINGS

      In May and June 2001, the Company and certain of its present and former directors, officers and underwriters were named as defendants in nine class action complaints filed in the United States District Court for the Southern District of New York. The plaintiffs and the alleged classes they seek to represent include present and former stockholders of the Company. The complaints generally allege violations of Sections 11 and 12 of the Securities Act of 1933 and Rule 10b-5 promulgated under the Securities Exchange Act of 1934, based on, among other things, the dissemination of statements allegedly containing material misstatements and/or omissions concerning the commissions received by the underwriters of the initial public offering and follow-on public offering of the Company as well as failure to disclose the existence of purported agreements by the underwriters with some of the purchasers in these offerings to buy additional shares of the Company's stock subsequently in the open market at pre-determined prices above the initial offering prices. The plaintiffs seek for themselves and the alleged class members an award of damages and litigation costs and expenses. The claims against the Company in these cases have been consolidated for pre-trial purposes (together with other issuers and underwriters) before one judge in the Southern District of New York federal court. There have been no other material developments in these cases to date. The Company intends to defend these actions vigorously.

      ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Private Placements

      None.

      ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

      ITEM 5. OTHER INFORMATION

      None.

      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

          DOCUMENT

      10.1 Tender Agreement among Fir Tree Value Fund, L.P., Fir Tree Institutional Value Fund, L.P., Fir Tree Value Partners, LDC, Fir Tree Recovery Master Fund, L.P. and Internet Capital Group dated October 29, 2001 (incorporated by reference to the Company's filing on Form SC TO-I/A filed on November 1, 2001 (File No. 005-57841)


      10.2 First Amendment to Tender Agreement among Fir Tree Value Fund, L.P., Fir Tree Institutional Value Fund, L.P., Fir Tree Value Partners, LDC, Fir Tree Recovery Master Fund, L.P. and Internet Capital Group dated October 29, 2001 (incorporated by reference to the Company's filing on Form SC TO-I/A filed on November 1, 2001 (File No. 005-57841)

      11.1 Statement Regarding Computation of Per Share Earnings (included herein at Note 5 "Net Loss Per Share" to the Consolidated Financial Statements on page 10)

      99.1 Text to Press Release issued by the Company on August 23, 2001 regarding the sale of its interest in RightWorks (incorporated by reference to the Company's filing on form 8-K filed on September 6, 2001 (File No. 001-16249))

      99.2 Text to Press Release of the Company, dated September 28, 2001 (incorporated by reference to the Company's filing on form SC TO-C filed on September 28, 2001 (File No. 005-57841))

      (b) Reports on Form 8-K


      On September 6, 2001, the Company filed a Current Report on Form 8-K dated August 22, 2001 to report under Item 2, the sale of all of its debt and equity interests in RightWorks Corporation, a California corporation, to i2 Technologies, Inc., a Delaware corporation, for approximately 4,487,000 shares of i2 Technologies common stock.

      On October 1, 2001, the Company filed a Current Report on Form 8-K dated October 1, 2001 to report under Item 9, that the Company posted certain questions and answers relating to the Company's offer to purchase $200 million in aggregate principal amount of its outstanding 5 1/2% Convertible Subordinated Notes due 2004 on its website.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         INTERNET CAPITAL GROUP, INC.

Date: November 14, 2001                  By: /s/ Edward H. West
                                             -----------------------------
                                         Name:  Edward H. West
                                         Title: Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)
                                                (Duly Authorized Officer)

                                  EXHIBIT INDEX


 NUMBER      DOCUMENT

      10.1 Tender Agreement among Fir Tree Value Fund, L.P., Fir Tree Institutional Value Fund, L.P., Fir Tree Value Partners, LDC, Fir Tree Recovery Master Fund, L.P. and Internet Capital Group dated October 29, 2001 (incorporated by reference to the Company's filing on Form SC TO-I/A filed on November 1, 2001 (File No. 005-57841)

      10.2 First Amendment to Tender Agreement among Fir Tree Value Fund, L.P., Fir Tree Institutional Value Fund, L.P., Fir Tree Value Partners, LDC, Fir Tree Recovery Master Fund, L.P. and Internet Capital Group dated October 29, 2001 (incorporated by reference to the Company's filing on Form SC TO-I/A filed on November 1, 2001 (File No. 005-57841)

      11.1 Statement Regarding Computation of Per Share Earnings (included herein at Note 5 "Net Loss Per Share" to the Consolidated Financial Statements on page 10)

      99.1 Text to Press Release issued by the Company on August 23, 2001 regarding the sale of its interest in RightWorks (incorporated by reference to the Company's filing on form 8-K filed on September 6, 2001 (File No. 001-16249))

      99.2 Text to Press Release of the Company, dated September 28, 2001 (incorporated by reference to the Company's filing on form SC TO-C filed on September 28, 2001 (File No. 005-57841))