Form 10-K
period 2001-12-31
INTERNET CAPITAL GROUP INC
filed 2002-04-01
CIK 1085621

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2001

Commission file 000-26929

INTERNET CAPITAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	23-2996071

(State of other jurisdiction of	(I.R.S. Employer

incorporation or organization)	Identification Number)

600 Building, 435 Devon Park Drive, Wayne, PA	19087

(Address of principal executive offices)	(Zip Code)

(610) 989-0111
(Registrant’s telephone number, including area code)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes   No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         The approximate aggregate market value of Common Stock held by non-affiliates of the Company was $284.0 million as of March 1, 2002. Such aggregate market value was computed by reference to the closing sale price of the Common Stock as reported on the Nasdaq National Market on March 1, 2002. (For purposes of determining this amount only, the Company has defined affiliates as including all directors and executive officers of the Company and each stockholder that has informed the Company by March 1, 2002 that it is the beneficial owner of 10% or more of the outstanding Common Stock of the Company).

         The number of shares of the Company’s Common Stock outstanding as of March 1, 2002 was 287,689,624 shares.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission for the Company’s 2002 Annual Meeting of Stockholders for the fiscal year ended December 31, 2001 are incorporated by reference into Part III of this Report.

INTERNET CAPITAL GROUP, INC.
FORM 10-K
DECEMBER 31, 2001
INDEX

INTERNET CAPITAL GROUP, INC.
PARTNER COMPANIES AS OF DECEMBER 31, 2001

Agribuys, Inc. (“Agribuys”)	inreon Limited (“inreon”)

Anthem/CIC Ventures Fund LP (“Anthem”)	Internet Commerce Systems, Inc. (“Internet Commerce Systems”)

Arbinet – thexchange Inc. (“Arbinet”)	Investor Force Holdings, Inc. (“Investor Force”)

Blackboard, Inc. (“Blackboard”)	iSky, Inc. (“iSky”)

BuyMedia, Inc. (“BuyMedia”)	Jamcracker, Inc. (“Jamcracker”)

Citadon, Inc. (“Citadon”)	LinkShare Corporation (“LinkShare”)

ClearCommerce Corporation (“ClearCommerce”)	Logistics.com, Inc. (“Logistics.com”)

CommerceQuest, Inc. (“CommerceQuest”)	Mobility Technologies, Inc. (fka traffic.com, Inc.)(“Mobility Technologies”)

Commerx, Inc. (“Commerx”)	NetVendor, Inc. (“NetVendor”)

ComputerJobs.com, Inc. (“ComputerJobs.com”)	OneCoast Network Holdings, Inc. (fka USgift Corporation)(“OneCoast”)

Co-nect, Inc. (fka Simplexis.com)(“Co-nect”)	OnMedica Group PLC (“OnMedica”)

Context Integration, Inc. (“Context Integration”)	Onvia.com, Inc. (“Onvia.com”)

CreditTrade, Inc. (“CreditTrade”)	Persona, Inc. (“Persona”)

Delphion, Inc. (“Delphion”)	Sourceree Limited (“Sourceree”)

eCredit.com, Inc. (“eCredit”)	StarCite, Inc. (“StarCite”)

eMarket Capital, Inc. (“eMarket Capital”)	Surgency, Inc. (fka Benchmarking)(“Surgency”)

eMerge Interactive, Inc. (“eMerge Interactive”)	Syncra Systems, Inc. (“Syncra Systems”)

eMetra Limited (“eMetra”)	TeamOn.com, Inc. (“TeamOn.com”)

Emptoris, Inc. (“Emptoris”)	Textiles Online Marketplaces Limited (“Texyard”)

Entegrity Solutions Corporation (“Entegrity Solutions”)	Tibersoft Corporation (“Tibersoft”)

FreeBorders, Inc. (“FreeBorders”)	Universal Access Global Holdings, Inc. (“Universal Access”)

FuelSpot.com, Inc. (“FuelSpot”)	United Messaging, Inc. (“United Messaging”)

GoIndustry AG (“GoIndustry”)	Verticalnet, Inc. (“Verticalnet”)

ICG Commerce Holdings, Inc. (“ICG Commerce”)

PART I

         Although we refer in this Annual Report to the companies in which we have acquired a convertible debt or an equity ownership interest as our “partner companies” and that we indicate that we have a “partnership” with these companies, we do not act as an agent or legal representative for any of our partner companies, and we do not have the power or authority to legally bind any of our partner companies, and we do not have the types of liabilities in relation to our partner companies that a general partner of a partnership would have.

         This Annual Report on Form 10-K includes forward looking statements within the meaning of Section 21E of the Securities Exchange Act, as amended. See the subsection of Part II, Item 7 entitled “Risk Factors” for more information.

ITEM 1.  Business

Business Overview

         Internet Capital Group, Inc. is an Internet holding company actively engaged in business-to-business, or B2B, e-commerce through a network of partner companies. Our goal is to build companies that can obtain number one or two positions in their respective markets by delivering software and services to help businesses increase efficiency and reduce costs. We believe that our focus on the B2B e-commerce industry allows us to rapidly capitalize on new opportunities and allocate resources appropriately to the greatest opportunities.

         The current market environment creates a considerable opportunity for providers of software and services that reduce costs and increase efficiencies by streamlining business processes both within an enterprise and across the value chain to customers, partners and suppliers. An increasing number of large enterprises are focusing on their core competencies to drive differentiation and competitive advantage for their firms. This means that they are looking for ways to outsource non-core, or non-strategic processes that cost time and money, and more importantly distract them from top priorities, such as improving profitability, growing market share and delivering new products or services. Our partner companies deliver software and services to help businesses focus on their core competencies. As of December 31, 2001, our partner company network was comprised of interests in 47 B2B e-commerce companies.

         With a focus on those companies with the greatest potential to generate value for ICG stockholders, our operating strategy is to build and develop our partner companies by providing them with both human and financial resources. This support leverages the collective knowledge and best practices both within ICG and across our network of partner companies. We use these collective resources to actively support the business strategies, operations and management teams of our partner companies. Our resources include the experience, industry relationships and specific expertise of our management team, our partner companies’ management, our board of directors and our advisory board.

         Internet Capital Group, Inc. is a successor to a business originally founded in March 1996 as a Delaware limited liability company under the name Internet Capital Group, L.L.C. As a limited liability company, Internet Capital Group, L.L.C. was treated for income tax purposes as a partnership with taxes on the income generated by Internet Capital Group, L.L.C. paid by its members. Internet Capital Group, L.L.C. merged into Internet Capital Group, Inc. on February 2, 1999 with Internet Capital Group, Inc. surviving (the “Reorganization”). In connection with the Reorganization and as required by its limited liability company agreement to satisfy the members’ tax liabilities, Internet Capital Group, L.L.C. declared a $10.7 million distribution to its members. Internet Capital Group, Inc. has assumed all liabilities of Internet Capital Group, L.L.C. including the distribution to members of Internet Capital Group, L.L.C. Also as part of the Reorganization, Internet Capital Group, Inc. issued 164,011,098 shares of common stock to the members of Internet Capital Group, L.L.C. The separate existence of Internet Capital Group, L.L.C. ceased in connection with the Reorganization.

Industry Overview

Growth of the Internet

         Forrester Research predicts that as the Internet matures it will become an information utility – defined as the mechanism that people use to access information and each other – from anywhere, and through any device. The qualities of the Internet that are expected to make it a necessity for consumers and businesses are its ubiquity, reliability and affordability. Driven by this necessity and the growing forces of consumer and corporate demand, we believe that business adoption of Internet strategies, combined with government support has lead to its emergence as a commonly available, low-cost utility.

         We expect that the Internet will continue to pervade consumer and corporate existence and will breed new waves of innovation. We believe that because of increasing usage of the Internet, that the B2B e-commerce market holds great potential.

Growth of B2B E-Commerce

         The Internet’s growth creates considerable market opportunities for companies that provide software and services to help traditional businesses increase efficiency and cost savings by leveraging the Internet and other technologies. Historically, B2B e-commerce has occurred through electronic data interchange over proprietary networks, which are costly and available only to a limited number of participants. The Internet provides an open platform with common communication protocols to build efficient, cost-effective networks that facilitate e-commerce.

         Gartner estimates the value of B2B e-commerce will grow from approximately $2 trillion in 2002 to approximately $6 trillion in 2004 (Global B2B Internet Commerce Forecast, August 2001). The actual number however is far less meaningful than what we believe is the underlying reality, which is that B2B e-commerce is a technology innovation that will have a major impact on how business is conducted.

         During 2001, the B2B e-commerce market continued a period of development and growth as enterprises of all sizes and across varying industries looked for vehicles to help them:

         •     Increase efficiency and reduce cost;

         •     Focus on core competencies and outsource non-core, non-strategic processes; and

         •     Expand access to new and existing customers and suppliers.

Increase efficiency and reduce cost

         Traditional businesses are utilizing the Internet to automate their internal operations, including manufacturing, finance, sales and purchasing functions. The Internet is also used to increase information flow and access throughout the value chain. This increases operational efficiency by reducing the time, costs and resources required to transact business, lowering inventory levels and procurement costs, and improving responsiveness to customers and suppliers. Recently, the challenging economy only served to increase the need for companies to reduce bottom line costs and increase operational efficiencies to support growth.

Focus on core competencies and outsource non-core, non-strategic processes

         There are an increasing number of large enterprises that are focusing on their core competencies to drive differentiation and competitive advantage for their firms. This means that they are looking for ways to outsource non-core, non-strategic processes that cost time and money, and more importantly distract them from their top priorities, which are to grow market share, improve profitability and deliver new products or services.

Expand access to new and existing customers and suppliers

         Traditional businesses have relied on their sales forces and purchasing departments to develop and maintain customer and supplier relationships. This model is constrained by the time and cost required to exchange current information regarding requirements, prices and product availability, and the difficulty of cost-effectively locating new customers and suppliers and managing existing relationships. Traditional businesses can leverage the Internet to obtain and communicate real-time, accurate information regarding requirements, prices and products to a global audience, including suppliers, customers and business partners. This has the potential to make it easier for businesses to attract new customers and suppliers, improve service and increase revenue.

         We believe that the benefits of B2B are broad and will be realized by businesses in times of economic growth or contraction, because e-commerce can be used to build top line revenues in times of growth, and new levels of efficiency in times of contraction.

Our Solution and Strategy

         Our goal is to become a leader in B2B e-commerce by owning significant stakes in leading B2B companies that deliver the savings and efficiency of the Internet to businesses of all sizes across all industries. We believe that our focus on B2B e-commerce allows us to capitalize and focus on the largest growth and value opportunities in this sector.

         We focus on those companies with the greatest potential to generate value for our stockholders. Our operating strategy is to build and develop our partner companies by providing them with both human and financial resources. This support leverages the collective knowledge and best practices both from within and across our network of partner companies. We use these collective resources to actively support the business strategies, operations and management teams of our partner companies. Our resources include the experience, industry relationships and specific expertise of our management team, our partner companies’ management, our board of directors and our advisory board.

         Although our mission of building leading B2B e-commerce companies has remained constant since its inception in 1996, our focus and operational tenets have evolved with the growth of the B2B market and in response to volatility within the capital markets. This evolution includes:

         •     Identifying key markets and owning stakes in potential leaders in B2B e-commerce;

         •     Aggregating companies into a network to share knowledge and promote growth; and

         •     Prioritizing resources to accelerate development of our most promising partner companies.

Identify key markets and own stakes in potential leaders

         Our expertise in the B2B e-commerce market has allowed us to identify companies that we believe are positioned to succeed. In building our partner company network, we applied an analysis that capitalized on the competitive advantage that results from this intense market focus. We were very active in acquiring new companies during 1999 and early 2000, bringing the network to an all-time high of 80 companies by late 2000. In evaluating whether to enter a market or acquire a stake in a specific company, we weighed each opportunity in terms of several industry and company factors. With regards to industry criteria, we evaluated the inefficiencies within the market, its competitive landscape, and the potential each market had in terms of the number and dollar value of transactions it would be able to support. In measuring the potential of a specific company, we looked at market position and share, our ability to own a significant stake, the company’s potential to contribute to the network’s value in terms of operational resources, and the quality of its management team.

         After we identified each attractive potential partner company, we negotiated the acquisition of a significant interest in the company. As a condition to an acquisition, we generally required representation on the company’s board of directors to ensure our ability to provide active guidance to the partner company. We structured acquisitions to permit the partner company’s management and key personnel to retain an equity stake in the company. During our negotiations with potential partner companies we emphasized the value of our network and resources, which we believe gives us a competitive advantage over other acquirers in successfully consummating transactions.

         In late 2000 and during 2001, we reallocated our capital resources as described below to focus on those partner companies that we believed presented the greatest potential for our stockholders. Due to this increased focus on certain existing partner companies, we decreased our focus on new acquisitions. Our intent since has been to consider compelling new acquisition opportunities only if we believe they represent significant near-term strategic value.

         After acquiring interests in partner companies, we selectively continue to participate in their follow-on financings and selectively increase our ownership positions.

Aggregate companies into network to promote growth

         During 1999 and 2000 we acquired interests in numerous partner companies, and as we made those acquisitions, we immediately took an active role in the partner companies by providing both strategic guidance and operational support:

         Strategic Guidance. We provide strategic guidance to our partner companies regarding market positioning, business model development and market trends. Our focus on the B2B e-commerce market and the knowledge base of our partner companies, strategic investors, management and advisory board give us valuable experience that we share with our partner company network.

Operational Support. We provide operational support to our partner companies in the areas of finance, sales and marketing, business development and human resources. Each partner company has a dedicated ICG operations and finance team. This team advises our partner companies’ management and directors on day-to-day management and operational issues.

Leveraging of Best Practices and Economies of Scale. One of the principal goals of our network is to promote best practices and economies of scale among our partner companies. We promote and facilitate the information flow among our partner companies and as they follow similar business cycles and challenges, key learnings are leveraged to increase operational efficiencies, accelerate decision-making and promote growth. This includes the negotiation of umbrella vendor contracts in specific areas such as marketing and human resources that can be beneficial to many partner companies. Importantly, the challenging economic environment has had a significant effect on most of our partner companies. The benefits of a network effect have enabled many of these companies to leverage strategies implemented by other companies to cut costs and evolve business models to quickly respond to common challenges.

Prioritize resources to accelerate development of most promising companies

         Although we do and will continue to concentrate on providing the operational and strategic support to promote growth and profitability at our partner companies, market evolution and volatility that began in early 2000 necessitated a prioritization of both our human and capital resources toward partner companies expected to generate the greatest returns for our stockholders. Based on our active involvement in the B2B e-commerce market since 1996, we believe that our expertise allows us to identify companies that we believe are positioned to succeed. This enables the prioritization of our resources to accelerate the development of partner companies we believe offer the greatest value for our stockholders over the long-term. We believe this prioritization and focus will result in the streamlining of our partner company network into a smaller but stronger group of companies. We intend to continue to focus on our private and public partner companies that we believe have the greatest value potential, or our “Core” partner companies. These companies are gaining traction in delivering software and services that we expect will increase efficiency and savings for business. However, this categorization does not necessarily imply that every one of our Core partner companies is a de facto success at this time or will become successful in the future. Rather, it captures those companies that are receiving the vast majority of management’s time and resources and that we believe are our most promising. Additionally, we believe that additional partner companies may be included in this category in the future and that, conversely, certain partner companies may be removed from this category in the future.

As of December 31, 2001 the following were included as our Core companies:

Blackboard, BuyMedia, CommerceQuest, CreditTrade, Delphion, eCredit, eMerge Interactive (Nasdaq: EMRG), FreeBorders, GoIndustry, ICG Commerce, Investor Force, iSky, Jamcracker, LinkShare, Logistics.com, OneCoast, Syncra Systems, United Messaging, Universal Access (Nasdaq: UAXS), Verticalnet (Nasdaq: VERT).

         These Core partner companies deliver a wide array of products and services to help their customers streamline and automate business processes with the goal of reducing costs and increasing efficiencies both within the enterprise and extending across their individual value chains. These products and services cover multiple sectors including technology infrastructure, horizontal services and vertical solutions.

         Some of our Core partner companies assist their customers in building and managing the technological infrastructure needed to support B2B e-commerce and in designing business practices to take advantage of the Internet. Software providers in this category are establishing supply chain/e-commerce software platforms that allow for better, faster information management and transaction processing between buyers and suppliers.

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

         Another substantial group of partner companies support businesses in their search for ways to automate and streamline non-core processes and enable the online transfer of data and applications. These service providers are enabling the execution of online transactions by offering software platforms, infrastructure and related services for such critical processes as credit, logistics and procurement.

         Finally, some of these Core partner companies provide software and services that coordinate, organize and streamline information within specific industry supply chains. These companies are delivering industry specific technology solutions to buyers and suppliers.

Government Regulations and Legal Uncertainties

         As of December 31, 2001, there were few laws or regulations directed specifically at e-commerce. However, because of the Internet’s popularity and increasing use, new laws and regulations may be adopted. These laws and regulations may cover issues such as the collection and use of data from website visitors and related privacy issues, pricing, content, copyrights, on-line gambling, distribution and the quality of goods and services. The enactment of any additional laws or regulations may impede the growth of the Internet and B2B e-commerce, which could decrease the revenue of our partner companies and place additional financial burdens on them.

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

         Taxes. Congress has enacted a moratorium, which expires on November 28, 2003, on the application of “discriminatory” or “special” taxes by the states on Internet access or on products and services delivered over the Internet. Congress further declared that there would be no federal taxes on e-commerce prior to the end of the moratorium. However, this moratorium does not prevent states from taxing activities or goods and services that the states would otherwise have the power to tax. Furthermore, the moratorium does not apply to certain state taxes that were in place before the moratorium was enacted.

         On-line Privacy. Both Congress and the Federal Trade Commission are considering regulating the extent to which companies should be able to use and disclose information they obtain on-line from consumers. If any regulations are enacted, B2B e-commerce companies may find certain marketing activities restricted. The Federal Trade Commission has issued regulations enforcing the “Children’s On-line Privacy Protection Act”, which took effect on April 21, 2000. These regulations make it illegal to collect information on-line from children under the age of 13 without first obtaining parental consent. These regulations also require website operators to allow parents to inspect and remove their children’s information from any database. Compliance with these regulations could pose a significant administrative burden for website operators whose products and services are targeted to children or may be attractive to children. Also, the European Union has directed its member nations to enact much more stringent privacy protection laws than are generally found in the United States, and has threatened to prohibit the export of certain personal data to United States companies if similar measures are not adopted. Such a prohibition could limit the growth of foreign markets for United States B2B e-commerce companies. The Department of Commerce is negotiating with the European Union to provide exemptions from the European Union regulations, but the outcome of these negotiations is uncertain.

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

Proprietary Rights

         Our partner companies have copyrights with respect to software applications, websites and other materials. These materials may constitute an important part of our partner companies’ assets and competitive strengths. Federal law generally protects such copyrights for 90 years from the creation of the underlying material.

Competition

Competition From our Stockholders and Within our Network

         We may compete with our stockholders and partner companies for Internet-related opportunities. Safeguard Scientifics owns 12.9% of our outstanding common stock, based on the number of shares held on December 31, 2001. This shareholder may compete with us to acquire interests in B2B e-commerce companies. The Chairman of Safeguard’s Board of Directors and Safeguard’s former Chairman and CEO are currently members of our board of directors and IBM Corporation has a right to designate a board observer, which may give them access to our business plan and knowledge about potential transactions. In addition, we may compete with our partner companies to acquire interests in B2B e-commerce companies, and our partner companies may compete with each other for acquisitions or other B2B e-commerce opportunities. Such competition, and the complications posed by the designated directors, may deter companies from partnering with us and may limit our business opportunities.

Competition Facing our Partner Companies

         Competition for Internet products and services is intense. As the market for B2B e-commerce grows, we expect that competition will intensify. Barriers to entry are minimal, and competitors can offer products and services at a relatively low cost. Our partner companies compete for a share of a customer’s:

         •     Purchasing budget for services, materials and supplies with other on-line providers and traditional distribution channels;

         •     Dollars spent on consulting services with many established information systems and management consulting firms; and

         •     Advertising budget with on-line services and traditional off-line media, such as print and trade associations.

         In addition, some of our partner companies compete to attract and retain a critical mass of buyers and sellers. Several companies offer competitive solutions that compete with one or more of our partner companies. We expect that additional companies will offer competing solutions on a stand-alone or combined basis in the future. Furthermore, our partner companies’ competitors may develop Internet products or services that are superior to, or have greater market acceptance than, the solutions offered by our partner companies. If our partner companies are unable to compete successfully against their competitors, our partner companies may fail.

         Many of our partner companies’ competitors have greater brand recognition and greater financial, marketing and other resources than our partner companies. This may place our partner companies at a disadvantage in responding to their competitors’ pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives.

Employees

         We have reduced our corporate headcount from 107 at December 31, 2000 to 31 at March 15, 2002 in order to reduce our corporate expenses. Although we believe our current staffing levels are adequate to conduct our business, we cannot ensure that we will not need to increase our headcount in the future.

Financial Information About Segments

         Segment information is set forth in Note 8 of the Notes to the Consolidated Financial Statements included in item 8 below and incorporated herein by reference.

Financial Information About Geographic Areas

         We do not believe that foreign or geographic area revenues are material or significant to an understanding of our business and operations during the three-year period ended December 31, 2001.

ITEM 2.  Properties

         The location and general description of our properties as of March 15, 2002 are as follows:

Corporate Offices

         Our corporate headquarters are located at 435 Devon Park Drive, Building 600 in an office facility located in Wayne, Pennsylvania, where we lease approximately 23,000 square feet.

Partner Company Properties

         Our consolidated partner companies lease approximately 549,250 square feet of office, administrative, sales and marketing, operations and data center space, principally in California, Colorado, Georgia, Illinois, Indiana, Massachusetts, Missouri, New York, Pennsylvania, Texas and Virginia in the United States, and also Australia, Canada, France, Germany, Spain, Sweden, and the United Kingdom.

ITEM 3.  Legal Proceedings

         In May and June 2001, the Company and certain of its present and former directors, officers and underwriters were named as defendants in nine class action complaints filed in the United States District Court for the Southern District of New York. The plaintiffs and the alleged classes they seek to represent include present and former stockholders of the Company. The complaints generally allege violations of Sections 11 and 12 of the Securities Act of 1933 and Rule 10b-5 promulgated under the Securities Exchange Act of 1934, based on, among other things, the dissemination of statements allegedly containing material misstatements and/or omissions concerning the commissions received by the underwriters of the initial public offering and follow-on public offering of the Company as well as failure to disclose the existence of purported agreements by the underwriters with some of the purchasers in these offerings to buy additional shares of the Company’s stock subsequently in the open market at pre-determined prices above the initial offering prices. The plaintiffs seek for themselves and the alleged class members an award of damages and litigation costs and expenses. The claims against the Company in these cases have been consolidated for pre-trial purposes (together with other issuers and underwriters) before one judge in the Southern District of New York federal court. There have been no other material developments in these cases to date. We intend to defend these actions vigorously.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2001.

PART II

ITEM 5.  Market For Registrant’s Common Equity and Related Stockholder Matters

         (a)  Our common stock is traded on the Nasdaq National Market under the symbol “ICGE”. Our initial public offering of stock occurred on August 5, 1999 at $6.00 per share. The price range per share reflected in the table below is the highest and lowest sale price for our stock as reported by the Nasdaq National Market during each quarter of our two most recent fiscal years. The information provided below has been restated to reflect a two-for-one stock split, in the form of a 100% stock dividend, to each shareholder of record as of December 6, 1999.

	Three Months Ended

	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31
	2000	2000	2000	2000	2001	2001	2001	2001

Low	80.00	23.13	15.00	2.75	1.7	1.22	0.34	0.42

High	200.94	89.00	45.19	20.50	6.78	4.14	2.10	1.54

         As of March 28, 2002 the last reported sale price for our common stock on the Nasdaq National Market was $.64 per share.

         (b)  Holders. As of March 25, 2002 there were approximately 172,400 holders of record of our common stock.

         (c)  Dividends. We have never declared or paid cash dividends on our capital stock, and we do not intend to pay cash dividends in the foreseeable future. We plan to retain any earnings for use in the operation of our business and to fund future growth.

         (d)  Sale of Unregistered Securities. On January 29, 2001, we issued to AT&T Corp. a warrant to purchase up to 91,430 shares of Common Stock for $43.75 per share at any time beginning on January 29, 2001 and ending on April 24, 2005. We issued the warrant to AT&T Corp. as additional consideration for its investment in the Company in December 1999 and in connection with AT&T Corp.’s execution of a service agreement with us in April 2000.

         The sale and issuance of securities in the transaction described above was exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act or Regulation D promulgated thereunder as transactions by an issuer not involving a public offering, where the purchaser was a sophisticated investor who represented its intention to acquire securities for investment only and not with a view to distribution and received or had access to adequate information about Internet Capital Group, Inc.

ITEM 6.  Selected Consolidated Financial Data

         The following table summarizes certain selected historical financial information of Internet Capital Group, Inc. that has been derived from our audited financial statements for each of the five years ended December 31, 2001, 2000, 1999, 1998 and 1997. The financial information may not be indicative of our future performance. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and Notes thereto included in this Annual Report.

	Year Ended December 31,

	2001	2000	1999	1998	1997

	(in thousands except per share amounts)
Consolidated Statements of Operations Data:

Revenue	$123,675	$42,935	$16,536	$3,135	$792

Operating Expenses

Cost of revenue	93,762	48,906	8,156	4,643	1,767

Selling, general and administrative	228,395	221,588	39,907	14,968	5,257

Stock-based compensation	29,113	25,747	5,699	253	218

Impairment related and other	863,503	160,844	—	—	—

Amortization of goodwill and other intangibles	158,720	254,530	3,318	293	268

Research and development expenses	52,169	75,902	—	—	—

Total operating expenses	1,425,662	787,517	57,080	20,157	7,510

	(1,301,987)	(744,582)	(40,544)	(17,022)	(6,718)
Other income (loss), net	(190,815)	627,227	67,384	30,483	—

Interest income (expense), net	(25,248)	8,397	5,734	925	138

Income (Loss) Before Income Taxes, Minority Interest and Equity Income (Loss)	(1,518,050)	(108,958)	32,574	14,386	(6,580)

Income taxes	45,474	327,255	23,722	—	—

Minority interest	139,556	95,546	6,026	5,382	(106)

Equity loss – share of partner company losses	(457,447)	(516,690)	(72,251)	(5,237)	106

Equity loss – goodwill amortization	(141,314)	(299,298)	(19,848)	(632)	—

Equity loss – impairment related	(440,484)	(157,768)	—	—	—

Net income (loss) before extraordinary gain and change in accounting principle	(2,372,265)	(659,913)	(29,777)	13,899	(6,580)

Extraordinary gain on extinguishment of debt	51,036	—	—	—	—

Cumulative effect of change in accounting principle	(7,886)	—	—	—	—

Net Income (Loss)	$(2,329,115)	$(659,913)	$(29,777)	$13,899	$(6,580)

Net income (loss) per share – diluted	$(8.37)	$(2.40)	$(0.15)	$0.12	$(0.10)

Weighted average shares outstanding – diluted	278,353	275,044	201,851	112,299	68,198

Pro forma net income (loss) (unaudited)	—	—	$(37,449)	$8,756	—

Pro forma net income (loss) per share – diluted (unaudited)	—	—	$(0.19)	$0.08	—

Consolidated Balance Sheet Data:

Cash and cash equivalents	$245,935	$412,497	$1,343,459	$26,841	$5,967

Working capital	182,042	370,750	1,305,380	20,453	2,391

Total assets	671,297	3,337,218	2,050,384	96,785	31,481

Long-term debt, net of current portion	16,276	169	3,185	352	400

Convertible subordinated notes	446,061	566,250	566,250	—	—

Total stockholders’ equity	50,987	2,272,802	1,420,221	80,724	26,635

         The Company has not paid a cash dividend since its inception. In December 1999, the Company declared and paid a 100% stock dividend. All share information in this report reflects this dividend.

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

         The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth elsewhere in this report and the risks discussed in our other SEC filings. The following discussion should be read in conjunction with our audited Consolidated Financial Statements and related notes thereto included elsewhere in this Annual Report.

         Although we refer in this report to the companies in which we have acquired a convertible debt or an equity ownership interest as our “partner companies” and indicate that we have a “partnership” with these companies we do not act as an agent or legal representative for any of our partner companies, and we do not have the power or authority to legally bind any of our partner companies, and we do not have the types of liabilities in relation to our partner companies that a general partner of a partnership would have.

         We are an Internet company actively engaged in B2B e-commerce through a network of partner companies. Because we own significant interests in B2B e-commerce companies, many of which generate net losses, we have experienced, and expect to continue to experience, significant volatility in our quarterly results. While many of our partner companies have consistently reported losses, we have recorded net income in certain periods and experienced significant volatility from period to period due to one-time transactions and other events incidental to our ownership interests in partner companies. These transactions and events are described in more detail in Notes 2 and 16 of our Consolidated Financial Statements and include dispositions of and changes to our partner company ownership interests, dispositions of our holdings of available-for-sale securities, and impairment charges.

Critical Accounting Policies

         Our discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our investments in our partner companies, marketable securities, revenues, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

         We believe the following critical accounting policies are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments.

Impairment Charges

         We continually evaluate the carrying value of our ownership interests, including goodwill and other intangibles, in each of our partner companies for possible impairment based on achievement of business plan objectives and milestones, the value of each ownership interest in the partner company relative to carrying value, including goodwill and other intangibles, the financial condition and prospects of the partner company, and other relevant factors. The business plan objectives and milestones we consider include, among others, those related to financial performance such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature such as obtaining key business relationships or the hiring of key employees.

         If an indication of impairment exists with respect to the carrying value of a partner company, including goodwill and other intangible assets, we perform an evaluation by comparing the estimated fair value of the asset with its carrying value. Fair value is determined by estimating the cash flows related to the asset, including estimated proceeds on disposition. If the fair value is less than the carrying value a loss is recorded. Effective January 1, 2002, we adopted certain provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” Upon adoption of SFAS No. 142, we are required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations. Our intangible assets having indefinite useful lives will be tested for impairment in accordance with SFAS No. 142 in the first quarter of 2002 with any impairment loss being recognized as the effect of a change in accounting principle in the first quarter of 2002. The goodwill related to our consolidated and equity method partner companies, which to date has been amortized over a three-year period, will no longer be subject to amortization. Goodwill related to our consolidated partner companies will be evaluated for impairment under SFAS No. 142 by the end of the second quarter of 2002, with any resulting impairment loss being recognized as the effect of a change in accounting principle in the first quarter of 2002. Goodwill associated with our equity method partner companies will continue to be assessed for impairment under the provisions of APB Opinion No. 18, “Equity Method Investments.” For further information on SFAS No. 142, refer to the discussion under Recent Accounting Pronouncements below.

Investments in Marketable Securities

         We have investments in marketable equity securities that are publicly traded and are highly volatile. We record an impairment charge when we believe an investment has experienced a decline in value that is other-than-temporary. In determining if a decline in market value below cost for a publicly traded security is other-than-temporary, we evaluate the relevant market conditions, offering prices, trends of earnings, price multiples and other key measures providing an indication of the instrument’s fair value. When a decline in value is deemed to be other-than-temporary, we recognize an impairment loss in the current period to the extent of the decline below the carrying value of the investment. Adverse changes in market conditions or poor operating results of underlying investments could result in additional other-than-temporary losses in future periods.

Revenues

         Our revenues are the combination of the revenues of all of our consolidated partner companies. These revenues are derived from software license sales, product sales where we act as a principal or an agent, and a wide variety of service arrangements. The recognition of revenue requires various subjective estimates depending on our arrangements with our customers. These estimates include estimated costs of service arrangements, expected customers lives over which certain revenues have been allocated, probability of collections and estimates of returns and allowances.

Deferred Income Taxes

         We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We consider future taxable income and prudent and feasible tax planning strategies in determining the need for a valuation allowance. In the event that we determine that we would not be able to realize all or part of our net deferred tax assets, an adjustment to the deferred tax assets is charged to earnings in the period such determination is made. Likewise, if we later determine that it is more likely than not that the net deferred tax assets would be realized, then the previously provided valuation allowance would be reversed.

Commitments and Contingencies

         From time to time, we are a defendant or plaintiff in various legal actions, which arise in the normal course of business. We are also a guarantor of various third-party obligations and commitments. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required for these contingencies, if any, which would be charged to earnings, is made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in circumstances, such as a change in settlement strategy. Changes in required reserves could increase or decrease our earnings in the period the changes are made.

Basis of Presentation

     Effect of Various Accounting Methods on our Results of Operations

         The various interests that we acquire in our partner companies are accounted for under three broad methods: consolidation, equity method and cost method. The applicable accounting method is generally determined based on our voting interest in a partner company.

         Consolidation. Partner companies in which we directly or indirectly own more than 50% of the outstanding voting securities or those where we have effective control are generally accounted for under the consolidation method of accounting. Under this method, a partner company’s accounts are reflected within our Consolidated Statements of Operations. Participation of other partner company stockholders in the earnings or losses of a consolidated partner company is reflected in the caption “Minority interest” in our Consolidated Statements of Operations. Minority interest adjusts our consolidated net results of operations to reflect only our share of the earnings or losses of the consolidated partner company.

         Equity Method. Partner companies whose results we do not consolidate, but over whom we exercise significant influence, are generally accounted for under the equity method of accounting. Whether or not we exercise significant influence with respect to a partner company depends on an evaluation of several factors including, among others, representation on the partner company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the partner company, including voting rights associated with our holdings in common, preferred and other convertible instruments in the partner company. Under the equity method of accounting, a partner company’s accounts are not reflected within our Consolidated Statements of Operations; however, our share of the earnings or losses of the partner company is reflected in the caption “Equity loss – share of partner company losses” in our Consolidated Statements of Operations.

         Cost Method. Partner companies not accounted for under either the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, our share of the earnings or losses of these companies is not included in our Consolidated Statements of Operations.

Reportable Segments

         Our reportable segments using the “management approach” under SFAS No. 131, “Disclosures About Segments of a Business Enterprise and Related Information” consist of two operating segments, the Core Operating Segment and the Emerging Operating Segment. The Core Operating Segment includes those partner companies in which we take a very active role in providing strategic direction and management assistance. The Emerging Operating Segment includes investments in partner companies that we manage to provide the greatest near term stockholder value. The Company’s and partner companies’ operations were principally in the United States of America during all periods presented.

         As of December 31, 2001 we owned interests in 47 partner companies which are categorized below based on segment and method of accounting.

CORE PARTNER COMPANIES (%Voting Interest)

Consolidated	Equity	Cost

CommerceQuest (65%)	BuyMedia (40%)	Blackboard (15%)

Delphion (32%)	CreditTrade (30%)	Jamcracker (8%)

eCredit (99.9%)	eMerge Interactive (18%)

ICG Commerce (53%)	FreeBorders (33%)

Logistics.com (97%)	GoIndustry (30%)

OneCoast (97%)	Investor Force (38%)

iSky (25%)

LinkShare (40%)

Syncra Systems (35%)

United Messaging (26%)

Universal Access (22%)

Verticalnet (22%)

EMERGING PARTNER COMPANIES (%Voting Interest)

Consolidated	Equity	Cost

eMarket Capital (54%)	Agribuys (35%)	Anthem (9%)

Emptoris (62%)	Commerx (40%)	Arbinet (3%)

OnMedica (57%)	ComputerJobs.com (46%)	Citadon (7%)

	Co-nect (36%)	ClearCommerce (12%)

	eMetra (34%)	Context Integration (12%)

	inreon (31%)	Entegrity Solutions (9%)

	Internet Commerce Systems (44%)	FuelSpot (10%)

	Mobility Technologies (25%)	Persona (8%)

	NetVendor (35%)	Surgency (12%)

	Onvia.com (22%)	Tibersoft (15%)

Sourceree (39%)

StarCite (22%)

TeamOn.com (33%)

Texyard (30%)

         In periods prior to the fourth quarter of 2001, our segments were composed of Partner Company Operations and General ICG Operations. All prior periods have been restated to reflect this change in the composition of our reporting segments. The development of the Core and Emerging Segments was based on partner companies in our network in the fourth quarter of 2001. As a result, the partner companies included within the segments are consistently the same 47 companies for 2001, 2000 and 1999. The dispositions column includes the results for partner companies which were disposed of before the new segments were developed. The most significant individual partner companies’ revenues and net loss related to these dispositions were as follows: RightWorks, revenues of $15.2 million and $19.4 million and net losses of $135.8 million and $227.6 million in 2001 and 2000, respectively; PaperExchange.com, revenues of $4.4 million and $12.6 million and net losses of $15.6 million and $41.1 million in 2001 and 2000, respectively; and Breakaway Solutions, revenues of $14.7 million in 1999 and net losses of $60.9 million, $86.2 million, and $10.6 million in 2001, 2000, and 1999, respectively.

         The following summarizes the unaudited selected financial information related to our segments. Each segment includes the results of our consolidated partner companies and records our share of earnings and losses of partner companies accounted for under the equity method of accounting and captures our basis in the assets of all of our partner companies. All significant intersegment activity has been eliminated and assets are either owned by or allocated to each operating segment. Corporate expenses represent our General and Administrative expenses of supporting the partner companies. The measure of segment net loss reviewed by us does not include items such as impairment related charges, income taxes, extraordinary items and accounting changes, which are reflected as other reconciling items in the information which follows.

2001

Selected data:	(in thousands)

				Reconciling Items

			Total		Corporate			Consolidated
	Core	Emerging	Segments	Dispositions	Expenses	Other		Results

Revenues	$99,179	$2,936	$102,115	$22,855	$—	$(1,295)		$123,675

Cost of revenue	(70,801)	(2,073)	(72,874)	(20,888)	—	—		(93,762)

Selling, general and administrative	(105,503)	(14,988)	(120,491)	(71,612)	(37,587)	1,295		(228,395)

Amortization of goodwill and other intangibles	(82,008)	(7,708)	(89,716)	(69,004)	—	—		(158,720)

Equity loss – share of losses	(276,974)	(55,230)	(332,204)	(125,243)	—	—		(457,447)

Equity loss – goodwill amortization	(90,568)	(28,230)	(118,798)	(22,516)	—	—		(141,314)

Net income (loss)	(600,606)	(128,134)	(728,740)	(316,713)	(108,617)	(1,175,045	)*	(2,329,115)

2000

Selected data:	(in thousands)

				Reconciling Items

			Total		Corporate			Consolidated
	Core	Emerging	Segments	Dispositions	Expenses	Other		Results

Revenues	$8,506	$2,979	$11,485	$33,770	$—	$(2,320)		$42,935

Cost of revenue	(24,896)	(1,615)	(26,511)	(22,615)	—	220		(48,906)

Selling, general and administrative	(53,766)	(9,441)	(63,207)	(80,919)	(78,728)	1,266		(221,588)

Amortization of goodwill and other intangibles	(33,742)	(8,113)	(41,855)	(212,675)	—	—		(254,530)

Equity loss – share of losses	(222,346)	(90,851)	(313,197)	(204,327)	—	834		(516,690)

Equity loss – goodwill amortization	(162,382)	(24,261)	(186,643)	(112,655)	—	—		(299,298)

Net income (loss)	(507,106)	(136,473)	(643,579)	(628,395)	(135,860)	747,921	*	(659,913)

1999

Selected data:	(in thousands)

				Reconciling Items

			Total		Corporate			Consolidated
	Core	Emerging	Segments	Dispositions	Expenses	Other		Results

Revenues	$1,750	$—	$1,750	$14,786	$—	$—		$16,536

Cost of revenue	(727)	—	(727)	(7,429)	—	—		(8,156)

Selling, general and administrative	(3,635)	—	(3,635)	(18,582)	(17,690)	—		(39,907)

Amortization of goodwill and other intangibles	(609)	—	(609)	(2,709)	—	—		(3,318)

Equity loss – share of losses	(37,472)	(25,561)	(63,033)	(9,218)	—	—		(72,251)

Equity loss – goodwill amortization	(7,953)	(6,823)	(14,776)	(5,072)	—	—		(19,848)

Net income (loss)	(48,992)	(32,384)	(81,376)	(28,068)	(17,723)	$97,390	*	(29,777)

*	Other reconciling items to income (loss) are as follows:

	2001	2000	1999

Impairment related and other (Note 2)	$(1,275,941)	$(348,597)	$(8,097)

Income tax benefit	42,147	318,317	23,722

Minority interest	139,389	95,341	6,026

Extraordinary gain on extinguishment of debt	51,036	—	—

Cumulative effect of change in accounting principle	(7,886)	—	—

Other income (loss) (Note 16)	(123,790)	682,860	75,739

	$(1,175,045)	$747,921	$97,390

Results of Operations – Core Companies

         The following presentation of our Results of Operations – Core Companies includes the results of our consolidated Core partner companies and our share of the losses of our equity method Core partner companies which are reflected in the caption “Equity loss-share of losses”.

Core Segment Results

Selected data:	2001	2000	1999

Revenue	$99,179	$8,506	$1,750

Cost of revenue	(70,801)	(24,896)	(727)

Selling, general and administrative	(105,503)	(53,766)	(3,635)

Amortization of goodwill and other Intangibles	(82,008)	(33,742)	(609)

Equity loss – share of losses	(276,974)	(222,346)	(37,472)

Equity loss – goodwill amortization	(90,568)	(162,382)	(7,953)

Net loss	(600,606)	(507,106)	(48,992)

     Revenue

         Revenue from Core companies was $99.2 million for the year ended December 31, 2001 versus $8.5 million for the year ended December 31, 2000. As a result of our acquisitions of majority ownership positions in AssetTRADE.com, Inc. ("AssetTRADE"), CommerceQuest, eCredit, Logistics.com and OneCoast, Core revenue increased $49.9 million for the year ending December 31, 2001 versus the year ending December 31, 2000. Increases in the customer bases and increased activity of existing customers of ICG Commerce and Delphion as well as an acquisition at ICG Commerce resulted in increased revenues of $43.1 million for the year ending December 31, 2001 versus the year ending December 31, 2000.

     Cost of revenue and selling, general and administrative

         Cost of revenue represents costs of providing our services as well as costs of products sold in exchange business where we act as a principal. Selling, general and administrative costs relate to promotion of our products and services as well as administrative support and facility expenses. Cost of revenue and selling, general and administrative for Core companies was $176.3 million for the year ended December 31, 2001 versus $78.7 million for the year ended December 31, 2000. These operating expenses have increased for the year ended December 31, 2001 by approximately $56.0 million due to our acquisition of majority ownership positions in AssetTRADE, CommerceQuest, eCredit, Logistics.com and OneCoast.

         In addition, those costs attributable to ICG Commerce and Delphion increased by approximately $49.1 million for the year ended December 31, 2001 versus the year ended December 31, 2000 as a result of ICG Commerce’s acquisition, increased operating expenses at ICG Commerce as they develop their business plan and as a result of Delphion being consolidated for a greater period during 2001 than in 2000.

     Amortization of goodwill and other intangibles

         Amortization of goodwill and other intangibles related to Core companies was $82 million for the year ended December 31, 2001, versus $33.7 million for the year ended December 31, 2000. This increase primarily relates to the amortization of goodwill and other intangibles related to our acquisition of majority ownership positions in AssetTRADE, CommerceQuest, eCredit, Logistics.com and OneCoast.

     Equity Loss

         A significant portion of our net results from our Core companies is derived from those Core companies in which we hold a significant minority ownership interest. Our share of income or losses of these companies is recorded in our Consolidated Statement of Operations under “Equity loss-share of partner company losses.” Our carrying value for a partner company accounted for under the equity method of accounting includes unamortized goodwill.

         Our equity loss-share of partner company losses related to our Core companies was $277.0 million for the year ended December 31, 2001 versus $222.3 million for the year ended December 31, 2000. Approximately $105 million of this increase is the result of our share of Verticalnet’s, eMerge Interactive’s and Universal Access’s increased losses of $81.8 million, $10.0 million and $13.4 million for the year ended December 31, 2001 versus the year ended December 31, 2000. This increase is partially offset by a decrease in equity loss of approximately $30.6 million related to AssetTRADE, CommerceQuest, eCredit, Logistics.com and OneCoast becoming consolidated companies during 2001 combined with decreased losses at a majority of our Core equity method partner companies resulting from increased revenue and reduced cost structures.

         Our carrying value in certain equity method partner companies has been reduced to zero. As a result, we will not record our share of these companies’ losses until such time as our share of income equals the unrecorded losses or the partner companies’ equity transactions result in an adjustment of our carrying value. Of those companies which have a zero carrying value as of December 31, 2001, Verticalnet has had the largest impact on our past results. Our share of Verticalnet’s net loss for 2001, 2000 and 1999 was $184.8 million, $85.2 million and $19.1 million respectively. We only recorded $167.0 million of our share of Verticalnet’s net loss in 2001 which reduced our carrying value to zero. Our partner companies with a zero basis may continue to incur losses in 2002 which may not have an impact on our 2002 results.

         “Equity loss – goodwill amortization” related to Core companies was $90.6 million for the year ended December 31, 2001, versus $162.3 million for the year ended December 31, 2000. Approximately $59.5 million of this decrease relates to AssetTRADE, CommerceQuest, eCredit, Logistics.com and OneCoast becoming consolidated companies during 2001. Approximately $7.3 million relates to a decrease in goodwill amortization for eMerge Interactive as we recorded gains on issuance of stock in eMerge Interactive and eliminated our goodwill balance.

Results of Operations – Emerging Companies

         The following presentation of our Results of Operations – Emerging Companies includes the results of our consolidated Emerging partner companies and our share of the losses of our equity method Emerging partner companies which are reflected in the caption “Equity loss-share of losses”.

Emerging Segment Results

Selected data:	2001	2000	1999

Revenue	$2,936	$2,979	$—

Cost of revenue	(2,073)	(1,615)	—

Selling, general and administrative	(14,988)	(9,441)	—

Amortization of goodwill and other intangibles	(7,708)	(8,113)	—

Equity loss – share of losses	(55,230)	(90,851)	(25,561)

Equity loss – goodwill amortization	(28,230)	(24,261)	(6,823)

Net loss	(128,134)	(136,473)	(32,384)

     Revenue, cost of revenue and selling, general and administrative

         Cost of revenue represents costs of providing our services as well as costs of products sold in exchange business where we act as a principal. Selling, general and administrative costs relate to promotion of our products and services as well as administrative support and facility expenses. Our consolidated Emerging companies have generated negligible revenues to date. The operating expenses for 2001 and 2000 respectively were $17.1 million and $11.1 million. This increase was primarily due to the consolidation of eMarketCapital, Emptoris and OnMedica for a greater period in 2001 versus 2000. No Emerging companies were consolidated during 1999.

     Equity Loss

         A significant portion of our net results from our Emerging companies is derived from those Emerging companies in which we hold a significant minority ownership interest. Our share of income or losses of these companies is recorded in our Consolidated Statement of Operations under “Equity loss-share of partner company losses.” Our carrying value for a partner company accounted for under the equity method of accounting includes unamortized goodwill.

         Our equity loss-share of partner company losses related to our Emerging companies was $55.2 million for the year ended December 31, 2001 versus $90.9 million for the year ended December 31, 2000. Approximately $18.6 million of this decrease relates to Commerx as it significantly changed its business plans and significantly cut its workforce. Approximately $4.3 million of this decrease relates to Onvia.com. Onvia’s net loss decreased approximately $12.4 million as it discontinued certain products and businesses. The remaining decrease relates to 12 other Emerging companies, which have reduced their operating expenses over the past year.

         “Equity loss – goodwill amortization” related to Emerging companies was $28.2 million for the year ended December 31, 2001, versus $24.3 million for the year ended December 31, 2000. This increase primarily relates to additional fundings to two of our Emerging companies in 2000 resulting in additional goodwill subject to amortization.

Corporate Operating Expenses

Corporate Operating Expenses

	2001	2000	1999

General and administrative	$(37,587)	$(78,728)	$(17,690)

Stock-based compensation	(14,377)	(7,104)	(5,699)

Impairment related and other	(32,862)	(25,919)	—

Research and development	—	(22,548)	—

Interest income (expense), net	(23,791)	(1,561)	5,666

Total corporate operating expenses	$(108,617)	$(135,860)	$(17,723)

     General and Administrative

         Our general and administrative costs consist primarily of employee compensation, facilities, outside services such as legal, accounting and consulting, and travel-related costs. During 2000 we significantly increased the number of employees and opened several offices to support our growing base of partner companies. As a result of these initiatives, our general and administrative costs increased $61.0 million and $14.2 million for the years ended December 31, 2000 and 1999, respectively. General and administrative expenses were $37.6 million for the year ended December 31, 2001, versus $78.7 million for the year ended December 31, 2000. The decrease is the result of the restructuring of our operations. See the subsection “Restructuring” below.

     Stock-Based Compensation

         Stock based compensation for the years ended December 31, 2001, 2000 and 1999 included $14.4 million, $7.1 million and $5.7 million, respectively, of amortization expense related to grants of restricted stock to employees during 2001 and options granted below fair value in 1999. Stock-based compensation for the year ended December 31, 2001 increased as the result of restricted stock grants to employees. Aggregate deferred compensation will be amortized over the remaining vesting periods for stock options or the lapse of restrictions in the case of restricted stock.

     Restructuring (Impairment Related and Other)

         During 2000 and 2001, we restructured our operations to better align our general and administrative expenses with the reduction in the number of our partner companies. The restructuring resulted in charges of $32.9 million and $25.9 million for the years ended December 31, 2001 and 2000, respectively. The total of $58.8 million consisted of $27.9 million of non-cash charges related to vesting acceleration of stock options and fixed assets write-offs and $30.9 million in employee severance and lease termination costs. These charges are included in “Impairment Related and Other” in the Consolidated Statement of Operations (See Note 7 to our Consolidated Financial Statements).

     Interest Income/Expense

         The increase in interest expense, net of $22.2 million is primarily due to the decrease in the average balance of cash and cash equivalents and short-term investments during 2001 versus 2000. Interest expense during the years ended December 31, 2001 and 2000 was primarily attributable to the December 1999 issuance of $566.3 million in convertible subordinated notes due 2004 bearing interest at 5.5%.

Other Items

     Impairment Charges

         We operate in an industry that is rapidly evolving and extremely competitive. Many Internet based businesses, including some with B2B business models, have experienced difficulty in raising additional capital necessary to fund operating losses and continued investments that their management teams believe are necessary to sustain operations. Valuations of public companies operating in the Internet B2B e-commerce sector declined significantly during 2001. In 1999 and 2000 we announced several significant acquisitions that were financed principally with shares of our Common Stock and, based on the price of the Common Stock at that time were valued in excess of $1 billion. Based on the our periodic review of our partner company holdings impairment charges of $1.3 billion and $348.6 million were recorded in 2001 and 2000, respectively, to write off certain partner company holdings (See Note 2 to our Consolidated Financial Statements).

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

         Our net deferred tax asset of $24.1 million at December 31, 2000 primarily consists of deferred tax assets of $94.6 million, relating primarily to net operating loss carry forwards, offset by deferred tax liabilities of $70.5 million primarily resulting from the excess of book carrying values over tax carrying values of our partner companies. During 2001 we recorded a full valuation allowance against our net assets (See Note 12 to our Consolidated Financial Statements).

     Extraordinary Gain on Extinguishment of Debt

         On November 13, 2001 we purchased and extinguished $120.2 million principal amount of our convertible subordinated notes due 2004 for $35.5 million in cash. As a result, we recorded a gain of $51.0 million, net of tax of $30.0 million. In addition we incurred approximately $3.7 million in costs in connection with our purchase which are included in our determination of the gain.

     Other Income (Loss), Net

         Other income (loss), net decreased in the year ended December 31, 2001 as compared to the year ended December 31, 2000 as we recognized significant gains in 2000 relating to our sale of TRADEX Technologies, Inc. to Ariba, Inc. and stock issuances by Verticalnet and Breakaway Solutions, Inc. ("Breakaway Solutions") versus losses in 2001 for impairment charges on cost method partner companies, sales of available-for-sale securities and losses related to the fair value of partner company warrants (See Note 16 to our Consolidated Financial Statements).

Liquidity and Capital Resources

         As of December 31, 2001 we had $225.5 million in cash, cash equivalents and short-term investments, $17.4 million in available-for-sale securities, principally shares in Divine, Inc. and i2 Technologies, Inc. (see Notes 4 and 5 to our Consolidated Financial Statements) and $9.7 million in restricted cash for total liquidity of $252.6 million. In addition, our consolidated partner companies had cash, cash equivalents, restricted cash and short-term investments of $34.9 million. Consolidated working capital decreased to $182.0 million at December 31, 2001 compared to $370.8 million at December 31, 2000, primarily as a result of net cash outflows from operations, acquisition of additional ownership interest in partner companies and dispositions of ownership interests in partner companies and available-for-sale securities during the year ended December 31, 2001.

         Net cash used in operating activities was approximately $289.1 million for the year ended December 31, 2001 compared to $273.8 million during the same prior year period. The increase is primarily the result of the increased losses at our consolidated partner companies.

         Net cash provided by investing activities during the year ended December 31, 2001 was $124.0 million versus net cash used in investing activities of $823.5 million during the comparable 2000 period. The increase is primarily due to reduced acquisitions of ownership interests in 2001 versus 2000 and proceeds from partner company dispositions and sales of available-for-sale securities.

         Existing cash, cash equivalents and short-term investments, proceeds from the issuance of debt and equity securities of our consolidated partner companies to third parties, proceeds from the potential sales of all or a portion of our available-for-sale securities or minority interests in certain partner companies, and other internal sources of cash flow are expected to be sufficient to fund our cash requirements through the next 12 months, including commitments to new and existing partner companies, debt obligations and general operations requirements. At December 31, 2001, we were obligated for $63 million of funding and guarantee commitments to existing partner companies. If a certain consolidated partner company achieves a fair market value in excess of $1.0 billion, we will be obligated to pay, in cash or stock at our option, 4% of the partner company’s fair market value in excess of $1.0 billion, up to $70 million to a venture capital firm. We and a significant stockholder are limited partners of this venture capital firm. This contingent obligation will expire on the earlier to occur of May 31, 2005 or an unaffiliated company sale, if the valuation milestone is not achieved. Currently, the fair market value of this partner company is well below $1.0 billion. We will continue to evaluate acquisition opportunities and may acquire additional ownership interests in new and existing partner companies in the next 12 months; however, such acquisitions will be made at our discretion. If we elect to make additional acquisitions, it may become necessary for us to raise additional funds. We may not be able to raise additional capital and failure to do so could have a material adverse effect on our business. If additional funds are raised through the issuance of equity securities, our existing stockholders may experience significant dilution.

         We and our consolidated subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. We do not expect the ultimate liability with respect to these actions will materially affect our financial position or cash flows.

Contractual Cash Obligations and Commercial Commitments

         The following table summarizes our and our consolidated partner companies’ contractual cash obligations and commercial commitments at December 31, 2001:

		Less than
	Total	1 year	Thereafter

Convertible subordinated notes, including interest	$519,661	$24,533	$495,128

Funding commitments	38,738	33,238	5,500

Operating leases	69,489	26,219	43,270

Other borrowings	33,432	17,156	16,276

Total	$661,320	$101,146	$560,174

         See Notes 6 and 17 to our Consolidated Financial Statements for additional information.

Recent Accounting Pronouncements

         In July 2001, the FASB issued SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No.141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”.

         We adopted the provisions of SFAS No. 141 as of July 1, 2001, and certain provisions of SFAS No. 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that is acquired in a purchase business combination completed after June 30, 2001 was not amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 were amortized through December 31, 2001 in accordance with the provisions of SFAS No. 142.

         Upon adoption of SFAS No. 142, we are required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations. Our intangible assets having indefinite useful lives will be tested for impairment in accordance with SFAS No. 142 in the first quarter of 2002 with any impairment loss being recognized as the effect of a change in accounting principle in the first quarter of 2002. The goodwill related to our consolidated and equity method partner companies, which to date has been amortized over a three-year period, will no longer be subject to amortization. Goodwill related to our consolidated partner companies will be evaluated for impairment under SFAS No. 142 by the end of the second quarter of 2002, with any resulting impairment loss being recognized as the effect of a change in accounting principle in the first quarter of 2002. Goodwill associated with our equity method partner companies will continue to be assessed for impairment under the provisions of APB Opinion No. 18, “Equity Method Investments.”

         As of January 1, 2002, the date of adoption of SFAS No. 142, we have unamortized goodwill and intangibles in the amount of $140.3 million which will be subject to the transition provisions of SFAS No. 141 and No. 142. Amortization expense related to goodwill and intangibles was $300 million and $553 million for the years ended December 31, 2001 and 2000, respectively.

         On October 3, 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” it retains many of the fundamental provisions of that Statement. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring events and Transactions,” for the disposal of a segment of a business. However, it retains the requirements in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution of owners) or is classified as held for sale.

         We are required to adopt SFAS No. 144 no later than the year beginning after December 15, 2001, and plan to adopt its provisions for the quarter ending March 31, 2002. We do not expect the adoption of SFAS No. 144 for long-lived assets held for use to have a material impact on our financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of SFAS No. 144 will have on the Company’s financial statements.

Risk Factors

         Forward-looking statements made with respect to our financial condition and results of operations and business in this document and those made from time to time by us through our senior management are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on our current expectations and projections about future events but are subject to known and unknown risks, uncertainties and assumptions about us and our partner companies that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements.

         Factors that could cause our actual results, levels of activity, performance or achievements to differ materially from those anticipated in forward-looking statements include, but are not limited to, factors discussed elsewhere in this report and include among other things:

         •     our ability and our partner companies’ ability to access the capital markets;

         •     our ability to effectively manage existing capital resources;

         •     our ability to retain key personnel;

         •     our ability to maximize value in connection with divestitures;

         •     development of the B2B e-commerce market;

         •     our outstanding indebtedness; and

         •     our partner companies’ ability to compete successfully against competitors.

         In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue” or the negative of such terms or other similar expressions. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Form 10-K might not occur.

Risks Particular to Internet Capital Group

         Our ability to grow our business and the businesses of our partner companies may be adversely affected if economic conditions in the United States are not favorable.

         The United States economy has been weakened by, among other things, a recession and the terrorist attacks of September 11, 2001 and the response of the United States to such attacks. These matters, and subsequent future terrorist attacks or hostilities or economic deterioration, could continue to result in further weakness in the United States economy, which could negatively affect our business.

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

         The following factors, among others, will add to our common stock price’s volatility:

         •     actual or anticipated variations in our quarterly results and those of our partner companies;

         •     changes in the market valuations of our partner companies and other Internet companies;

         •     conditions or trends in the Internet industry in general and the B2B sector in particular;

         •     negative public perception of the prospects of Internet companies;

         •     changes in our financial estimates and those of our partner companies by securities analysts;

         •     new products or services offered by us, our partner companies and their competitors;

         •     announcements by our partner companies and their competitors of technological innovations;

         •     announcements by us or our partner companies or our competitors of significant acquisitions, strategic partnerships or joint                 ventures;

         •     our capital commitments;

         •     additional sales of our securities;

         •     additions to or departures of our key personnel or key personnel of our partner companies; and

         •     general economic conditions such as a recession or interest rate or currency rate fluctuations.

         Many of these factors are beyond our control. These factors may decrease the market price of our common stock, regardless of our operating performance.

We may be unable to maintain our listing on the Nasdaq National Market, which could cause our stock price to fall and decrease the liquidity of our common stock.

         Our common stock is currently listed on the Nasdaq National Market, which has requirements for the continued listing of stock. One of the requirements is that our common stock maintain a minimum bid price of $1.00 per share. If the closing bid for our common stock remains below $1.00 for thirty consecutive trading days, Nasdaq may send us a notice indicating that we need to come back into compliance with the $1.00 minimum bid requirement and if such compliance is not achieved we could be delisted. The bid price for our common stock has recently fallen below $1.00 for extended periods of time however, as of March 29, 2002 it has not remained below $1.00 for 30 consecutive days. Additionally, if our stock continues to trade under $3.00, another listing requirement that we need to comply with is that we have $10 million in stockholders’ equity, provided that until November 1, 2002 we can elect to be subject to an alternative test that requires $4 million in net tangible assets. Although we currently comply with this standard, we may not be able to comply with this requirement or other listing requirements in the future. If our common stock continues to trade below $1.00, if we fail to meet the stockholders’ equity/net tangible asset test, or we are unable to comply with any of the other listing requirements, our common stock may be delisted from the Nasdaq National Market, the trading market for our common stock could decline which could depress our stock price and adversely affect the liquidity of our common stock.

Our business depends upon the performance of our partner companies, which is uncertain.

         Economic, governmental, industry and internal company factors outside our control affect each of our partner companies. If our partner companies do not succeed, the value of our assets and the price of our common stock could decline. The material risks relating to our partner companies include:

•	fluctuations in the market price of the common stock of Verticalnet, eMerge Interactive, Onvia.com, and Universal Access, our publicly traded partner companies, and other future publicly traded partner companies, which are likely to affect the price of our common stock;

•	many of our partner companies are in the early stages of their development with limited operating history, little revenue and substantial losses;

•	lack of the widespread commercial use of the Internet, which may prevent our partner companies from succeeding;

•	intensifying competition for the products and services our partner companies offer, which could lead to the failure of some of our partner companies; and

•	the inability of our partner companies to secure additional financing, which may force some of our partner companies to cease or scale back operations.

         Of our $671.3 million in total assets as of December 31, 2001, $179.4 million, or 26.7% consisted of ownership interests in and advances to our partner companies. The carrying value of our partner company ownership interests includes our original acquisition cost, the effect of accounting for certain of our partner companies under the equity method of accounting, the effect of adjustments to our carrying value resulting from certain issuances of equity securities by our partner companies, and the effect of impairment charges recorded for the decrease in value of certain partner companies. The carrying value of our partner companies will be impaired and decrease if one or more of our partner companies do not succeed. The carrying value of our partner companies is not marked to market; therefore, a decline in the market value of one of our publicly traded partner companies may impact our financial position by not more than the carrying value of the partner company. However, this decline would likely affect the price of our common stock. For example, our stakes in our publicly traded partner companies, Verticalnet, eMerge Interactive, Onvia.com, and Universal Access, were valued at approximately $34.4 million, $9.2 million, $9.3 million and $101.6 million, respectively as of December 31, 2001. A decline in the market value of Verticalnet, eMerge Interactive, Onvia.com, and Universal Access will likely cause a decline in the price of our common stock.

         Other material risks relating to our partner companies are more fully described below under “Risks Particular to Our Partner Companies.”

Because we have limited resources to dedicate to our partner companies, some of the partner companies may not be able to raise sufficient capital to sustain their operations.

         Our allocation of resources to our partner companies is discretionary. Because our resources and our ability to raise capital are limited we cannot commit to provide our partner companies with sufficient capital resources to allow them to reach a cash flow positive position. If our partner companies are not able to raise capital from other outside sources, then they may need to cease operations.

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

We may not be able to pay our long-term debt when it matures.

         In December 1999 we issued convertible subordinated notes that bear interest at an annual rate of 5.5% and mature in December 2004. As of December 31, 2001, $446.1 million face value of these notes was outstanding. We may be unable to repay this long-term debt when it matures. If we are unable to satisfy this obligation, substantial liquidity problems could result.

If public and private capital markets are not favorable for the B2B sector we may not be able to execute on our strategy.

         Our strategy involves creating value for our stockholders by building leading B2B e-commerce companies. Our success depends on the acceptance by the public and private capital markets of B2B companies in general, including initial public offerings of those companies. The B2B market has experienced significant volatility recently and the market for initial public offerings of B2B e-commerce companies has been extremely weak during 2000 and 2001. If these conditions continue, we may not be able to create stockholder value by taking our partner companies public. In addition, reduced market interest in B2B e-commerce companies may reduce the market value of our publicly traded partner companies.

         Fluctuations in our quarterly results may adversely affect our stock price.

         We expect that our quarterly results will fluctuate significantly due to many factors, including:

•	the operating results of our partner companies;

•	significant fluctuations in the financial results of B2B e-commerce companies generally;

•	changes in equity losses or income and amortization of goodwill;

•	the acquisition or divestiture of interests in partner companies;

•	changes in our methods of accounting for our partner company interests, which may result from changes in our ownership percentages of our partner companies;

•	sales of equity securities by our partner companies, which could cause us to recognize gains or losses under applicable accounting rules;

•	the pace of development or a decline in growth of the B2B e-commerce market;

•	competition for the goods and services offered by our partner companies; and

•	our ability to effectively manage our growth and the growth of our partner companies.

         We believe that period-to-period comparisons of our operating results are not meaningful. If our operating results in one or more quarters do not meet securities analysts’ or investors’ expectations, the price of our common stock could decrease.

The loss of any of our or our partner companies’ executive officers or other key personnel or our or our partner companies’ inability to attract additional key personnel could disrupt our business and operations.

         We believe that our success will depend on continued employment by us and our partner companies of executive officers and key personnel, as well as on our and our partner companies’ ability to attract additional qualified personnel. Most of our current executive officers or key personnel are not bound by employment agreements for any specific term. If one or more members of our executive officers or key personnel, or our partner companies’ executive offices or key personnel were unable or unwilling to continue in their present positions, or if we or our partner companies were unable to hire qualified personnel, our business and operations could be disrupted and our operating results and financial condition would be seriously harmed.

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

         We have reduced our headcount from 107 at December 31, 2000 to 31 at March 15, 2002 in order to reduce our corporate expenses. Although we believe our current staffing levels are adequate to conduct our business, we cannot ensure that we will not need to increase our headcount in the future.

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

We may have difficulty assisting our partner companies in managing their operations

         Our partner companies are facing different challenges. Some are growing rapidly and some face elongated sales cycles. These situations are likely to place significant strain on their resources and on the resources we allocate to assist our partner companies. In addition, our management may be unable to convince our partner companies to adopt our ideas for effectively and successfully managing such situations.

Our accounting estimates with respect to the useful life and ultimate recoverability of our basis in our partner companies could change materially in the near term.

         We operate in an industry that is rapidly evolving and extremely competitive. Many Internet based businesses, including some with B2B business models, have experienced difficulty in raising additional capital necessary to fund operating losses and continue investments that their management teams believe are necessary to sustain operations. Valuations of public companies operating in the Internet B2B e-commerce sector declined significantly during 2000 and 2001. In the first quarter of 2000 we announced several significant acquisitions that were financed principally with shares of our stock and based on the price of our stock at that time, were valued in excess of $1 billion. Based on our periodic review of our partner company holdings, including those valued during 2001, impairment charges of $1.3 billion were recorded to write off certain partner company holdings during 2001. It is reasonably possible that our accounting estimates with respect to the useful life and ultimate recoverability of our carrying basis including goodwill in other partner companies could change in the near term and that the effect of such changes on the financial statements could be material. At year end the recorded amount of carrying basis including goodwill is not impaired, although we cannot assure that our future results will confirm this assessment, that a significant write-down or write-off of partner company carrying basis including goodwill will not be required in the future, or that a significant loss will not be recorded in the future upon the sale of a partner company.

We may compete with some of our stockholders and partner companies, and our partner companies may compete with each other, which could deter companies from partnering with us and may limit future business opportunities.

         We may compete with some of our stockholders and partner companies for Internet-related opportunities. As of December 31, 2001, Safeguard Scientifics, Inc. owns 12.9% of our outstanding common stock and may compete with us to acquire interests in B2B e-commerce companies. The Chairman of Safeguard’s Board of Directors and Safeguard’s former Chairman and CEO are currently members of our board of directors and IBM Corporation may have a right to designate a board observer, which may give them access to our business plan and knowledge about potential transactions. In addition, we may compete with our partner companies to acquire interests in B2B e-commerce companies, and our partner companies may compete with each other for B2B e-commerce opportunities. This competition, and the complications posed by the designated directors, may deter companies from partnering with us and may limit our business opportunities.

Our partner companies could make business decisions that are not in our best interests or that we do not agree with, which could impair the value of our partner company interests.

         Although we generally seek a significant equity interest and participation in the management of our Core partner companies, we may not be able to control significant business decisions of our Core partner companies. In addition, although we currently own a controlling interest in many of our Core partner companies, we may not maintain this controlling interest. Interests in partner companies in which we lack control or share control involves additional risks that could cause the performance of our interest and our operating results to suffer, including the management of a partner company having economic or business interests or objectives that are different than ours and partner companies not taking our advice with respect to the financial or operating difficulties that they may encounter.

         Our inability to prevent dilution of our ownership interests in our partner companies or our inability to otherwise have a controlling influence over the management and operations of our partner companies could have an adverse impact on our status under the Investment Company Act. Our ability to adequately control our partner companies could also prevent us from assisting them, or could prevent us from liquidating our interest in them at a time or at a price that is favorable to us.

Additionally, our partner companies may not collaborate with each other or act in ways that are consistent with our business strategy. These factors could hamper our ability to maximize returns on our interests, and cause us to recognize losses on our interests in partner companies.

Our global expansion exposes us to less developed markets, currency fluctuations and political instability, which could adversely impact our financial results and our partner companies’ ability to conduct business.

         We have acquired partner companies in Europe. This international expansion exposes us to several risks, including the following:

•	Less Developed Markets. We believe that e-commerce markets outside the United States are less developed than the United States e-commerce market. If the e-commerce markets outside the United States do not continue to mature, any of our partner companies outside the United States may not succeed.

•	Currency Fluctuations. When we purchase interests in non-United States partner companies for cash, we will likely have to pay for the interests using the currency of the country where the prospective partner company is located. Similarly, although it is generally our intention to act as a long-term partner to our partner companies, if we sold an interest in a non-United States partner company we might receive foreign currency. To the extent that we transact in foreign currencies, fluctuations in the relative value of these currencies and the United States dollar may adversely impact our financial results.

•	Compliance with Laws. We are subject to the laws and regulations of foreign countries. We may not be familiar with these laws and regulations, and these laws and regulations may change at any time.

•	Political Instability. We own or may purchase interests in foreign partner companies that are located, or transact business in, parts of the world that experience political instability. Political instability may have an adverse impact on the subject country’s economy, and may limit or eliminate a partner company’s ability to conduct business.

Our outstanding indebtedness could negatively impact our future prospects.

         As of December 31, 2001, we had $33.4 million in long-term debt (including the current portion thereof) and $446.1 million in outstanding convertible subordinated notes. This indebtedness may:

•	make it more difficult to obtain additional financing;

•	limit our ability to deploy existing capital resources; and

•	constrain our ability to react quickly in an unfavorable economic climate.

         If we are unable to satisfy our debt service requirements, substantial liquidity problems could result, which would negatively impact our future prospects.

Our operations and growth could be impaired by limitations on our and our partner companies’ ability to raise money.

         We have been dependent on the capital markets for access to funds for acquisitions, operations and other purposes. While we attempt to operate our business in such a manner so as to be independent from the capital markets, there is no assurance that we will be successful in doing so. Our partner companies are also dependent on the capital markets to raise capital for their own purposes. During 2000 and 2001, the market for Internet-related companies and initial public offerings weakened dramatically. If this weakness continues for an extended period of time, our ability and the ability of our partner companies to grow and access the capital markets, if necessary, will be impaired, which would require us to take other actions, such as borrowing money on terms that may be unfavorable to us, or divesting of interests in our partner companies to raise capital.

Our stakes in some partner companies have been and are likely to be diluted, which could materially reduce the value of our stake in such partner companies.

         Since we allocate our financial resources to those partner companies that we believe have the most potential, our ownership interests in other partner companies have been and are likely to continue to be diluted due to our decision not to participate in financings. This dilution results in a reduction in the value of our stakes in such partner companies.

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

         We have realigned our capital and human resources around those partner companies that we believe present the greatest stockholder value. We may divest our interests in those partner companies that do not fit this criteria or in other partner companies that we believe are no longer core to our strategy. When we divest all or part of an interest in a partner company, we may not receive maximum value for this position. For partner companies with publicly-traded stock, we may be unable to sell our interest at then-quoted market prices. Furthermore, for those partner companies that do not have publicly-traded stock, the realizable value of our interests may ultimately prove to be lower than the carrying value currently reflected in our consolidated financial statements. We continually evaluate the carrying value of our ownership interests in and advances to each of our partner companies for possible impairment based on achievement of business plan objectives and milestones, the value of each ownership interest in the partner company relative to carrying value, the financial condition and prospects of the partner company, and other relevant factors. If we are unable to raise capital from other sources we may be forced to sell our stakes in partner companies at unfavorable prices in order to sustain our operations. Additionally, we may be unable to find buyers for certain of our assets, which could adversely affect our business.

We may have difficulty selling our stakes in our publicly traded partner companies.

         Because we hold significant stakes in thinly-traded public companies, we may have difficulty selling our interest in such companies and, if we are able to sell our shares, such sales may be at prices that are below the then-quoted bid prices.

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

         We have acquired, and may in the future acquire, significant interests in B2B e-commerce companies or increase our stake in existing partner companies that complement our business strategy. In the future, we may acquire larger percentages or larger interests in existing or new partner companies than we have in the past, or we may seek to acquire 100% ownership of companies. We may also spend more on individual acquisitions than we have in the past. These acquisitions may place significantly greater strain on our resources, ability to manage such companies and ability to integrate them into our collaborative network. Future acquisitions are subject to the following risks:

•	Our acquisitions may cause a disruption in our ongoing support of our partner companies, distract our management and other resources and make it difficult to maintain our standards, controls and procedures.

•	We may not be able to facilitate collaboration between our partner companies and new companies that we acquire.

•	To fund future acquisitions we may be required to incur debt or issue equity securities, which may be dilutive to existing stockholders.

•	Our acquisitions may limit our ability to provide additional capital resources to some existing partner companies.

The Companies that we have identified as Core partner companies may not succeed.

         We cannot ensure that the companies we have identified as Core partner companies are those that actually have the greatest value proposition or are those to which we will continue to allocate capital. Although we have identified certain of our partner companies as Core partner companies, this categorization does not necessarily imply that every one of our Core partner companies is a de facto success at this time or will become successful in the future. There is no guarantee that a Core partner company will remain categorized as Core or that it will be able to successfully continue operations.

Due to our decision to allocate the majority of our resources to our most promising partner companies, our ability to provide support to our other partner companies will be limited.

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

         We believe that we are actively engaged in the business of B2B e-commerce through our network of majority-owned subsidiaries and companies that we are considered to “control.” Under the Investment Company Act, a company is considered to control another company if it owns more than 25% of that company’s voting securities and is the largest stockholder of such company. A company may be required to register as an investment company if more than 45% of its total assets consist of, and more than 45% of its income/loss and revenue attributable to it over the last four quarters is derived from, ownership interests in companies it does not control. Because many of our partner companies are not majority-owned subsidiaries, and because we own 25% or less of the voting securities of a number of our partner companies, changes in the value of our interests in our partner companies and the income/loss and revenue attributable to our partner companies could subject us to regulation under the Investment Company Act unless we take precautionary steps. For example, in order to avoid having excessive income from “non-controlled” interests, we may not sell minority interests we would otherwise want to sell or we may have to generate non-investment income by selling interests in partner companies that we are considered to control. We may also need to ensure that we retain more than 25% ownership interests in our partner companies after any equity offerings. In addition, we may have to acquire additional income or loss generating majority-owned or controlled interests that we might not otherwise have acquired or may not be able to acquire “non-controlling” interests in companies that we would otherwise want to acquire. It is not feasible for us to be regulated as an investment company because the Investment Company Act rules are inconsistent with our strategy of actively managing, operating and promoting collaboration among our network of partner companies. On August 23, 1999, the Securities and Exchange Commission granted our request for an exemption under Section 3(b)(2) of the Investment Company Act declaring us to be primarily engaged in a business other than that of investing, reinvesting, owning, holding or trading in securities. This exemptive order reduces the risk that we may have to take action to avoid registration as an investment company, but it does not eliminate the risk.

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

In May 2002 and August 2003 members of management may sell shares of the Company’s common stock in connection with the vesting of restricted stock grants, which could have a negative effect on the price of the Company’s stock.

         Members of our management have been granted shares of restricted stock, which vest in May 2002 and August 2003. We believe that individuals are likely to sell shares of our common stock to cover tax liabilities associated with the vesting and they may sell additional vested shares. Such sales could have a negative effect on the stock price.

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

         Verticalnet, eMerge Interactive, Onvia.com, and Universal Access are our publicly-traded partner companies. The price of their common stock has been highly volatile. On February 16, 1999, Verticalnet completed its initial public offering at a price of $4.00 per share and its common stock has since traded as high as $148.38 per share and as low as $0.32, adjusted for two subsequent two for one stock splits. On February 8, 2000, eMerge Interactive completed its initial public offering at a price of $15.00 per share and its common stock has traded as high as $68.00 per share and as low as $0.51. On March 1, 2000, Onvia.com completed its initial public offering at a price of $21.00 per share and its common stock has traded as high as $78.00 per share and as low as $0.31 per share. On March 17, 2000, Universal Access completed its initial public offering at a price of $14.00 per share and its common stock has traded as high as $63.00 per share and as low as $0.70. The market value of our holdings in these partner companies changes with these fluctuations. Based on the closing price of Verticalnet’s common stock on March 15, 2002 of $0.80, our holdings in Verticalnet had a market value of $19.7 million. Based on the closing price of eMerge Interactive’s common stock on March 15, 2002 of $0.69, our holdings in eMerge Interactive had a market value of $4.8 million. Based on the closing price on Onvia.com’s common stock on March 15, 2002 of $0.38, our holdings in Onvia.com had a market value of $6.5 million. Based on the closing price of Universal Access’ common stock on March 15, 2002 of $2.89, our holdings in Universal Access had a market value of $62.6 million. Fluctuations in the price of Verticalnet’s, eMerge Interactive’s, Onvia.com’s, and Universal Access’ and other future publicly-traded partner companies’ common stock are likely to affect the price of our common stock.

         Verticalnet’s results of operations, and accordingly the price of its common stock, may be adversely affected by the risk factors disclosed in its SEC filings, including the following factors:

•	inability to generate significant revenues from enterprise, software licensing and professional services;

•	inability to reduce expenses;

•	inability to establish brand awareness;

•	inability to acquire additional funding;

•	inability to maintain listing on the Nasdaq National Market;

•	lengthy sales and implementation cycles for products; and

•	insufficient cash flow from operations to service dept.

         eMerge Interactive’s results of operations, and accordingly the price of its common stock, may be adversely affected by the risk factors disclosed in its SEC filings, including the following factors:

•	lack of commercial acceptance of online cattle sales and services;

•	failure to expand the number of livestock industry participants in its network;

•	failure to obtain access to data from feedlots to adequately meet information needs of its customers;

•	inability to respond to competitive developments;

•	failure to achieve brand recognition;

•	failure to introduce new products and services; and

•	failure to upgrade and enhance its technologies to accommodate expanded product and service offerings and increased customer traffic.

         Onvia.com’s results of operations, and accordingly the price of its common stock, may be adversely affected by the risk factors disclosed in its SEC filings, including the following factors:

•	small businesses’ and government agencies’ unwillingness to purchase their business services and products online;

•	a significant number of small businesses’ government agencies and their vendors’ unwillingness to use its emarketplace to buy and sell services and products;

•	difficulties associated with its strategic partnership with First Source;

•	inability to maintain its listing on Nasdaq;

•	failure of small business customers to provide data about themselves; and

•	inability to enhance the features and services of its exchange to achieve acceptance and scalability.

         Universal Access’s results of operations, and accordingly the price of its common stock, may be adversely affected by the risk factors disclosed in its SEC filings, including the following factors:

•	failure of its services to be sufficiently rapid, reliable and cost-effective;

•	unwillingness of clients to outsource the obtaining of circuits;

•	inability to market its services effectively;

•	inability to expand its UTX facilities;

•	failure to successfully implement a network operations case;

•	inability to implement and maintain its UIX databases;

•	failure of the market for UTX services to grow; and

•	slow growth of the Internet.

         Our assets as reflected in our balance sheet dated December 31, 2001, were $671.3 million, of which $43.3 million related to Verticalnet, eMerge Interactive, Onvia.com, and Universal Access. However, we believe that comparisons of the value of our holdings in partner companies to the value of our total assets are not meaningful because not all of our partner company ownership interests are marked to market in our balance sheet.

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

Our long-term success depends on widespread market acceptance of B2B e-commerce.

         A number of factors could prevent widespread market acceptance of B2B e-commerce, including the following:

•	the unwillingness of businesses to shift from traditional processes to B2B e-commerce processes;

•	the network necessary for enabling substantial growth in usage of B2B e-commerce may not be adequately developed;

•	increased government regulation or taxation, which may adversely affect the viability of B2B e-commerce;

•	insufficient availability of telecommunication services or changes in telecommunication services which could result in slower response times for the users of B2B e-commerce; and

•	concern and adverse publicity about the security of B2B e-commerce transactions.

Our partner companies may fail if their competitors provide superior Internet-related offerings or continue to have greater resources than our partner companies have.

         Competition for Internet products and services is intense. As the market for B2B e-commerce grows, we expect that competition will intensify. Barriers to entry are minimal, and competitors can offer products and services at a relatively low cost. Our partner companies compete for a share of a customer’s:

•	purchasing budget for services, materials and supplies with other online providers and traditional distribution channels;

•	dollars spent on consulting services with many established information systems and management consulting firms; and

•	advertising budget with online services and traditional off-line media, such as print and trade associations.

         In addition, some of our partner companies compete to attract and retain a critical mass of buyers and sellers. Many companies offer competitive solutions that compete with one or more of our partner companies. We expect that additional companies will offer competing solutions on a stand-alone or combined basis in the future. Furthermore, our partner companies’ competitors may develop Internet products or services that are superior to, or have greater market acceptance than, the solutions offered by our partner companies. If our partner companies are unable to compete successfully against their competitors, our partner companies may fail.

         Many of our partner companies’ competitors have greater brand recognition and greater financial, marketing and other resources than our partner companies. This may place our partner companies at a disadvantage in responding to their competitors’ pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives.

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

         Our partner companies are inventing new ways of doing business. In support of this innovation, they will develop proprietary techniques, trademarks, processes and software. Although we believe reasonable efforts will be taken to protect the rights to this intellectual property, the complexity of international trade secret, copyright, trademark and patent law, coupled with the limited resources of these young companies and the demands of quick delivery of products and services to market, create risk that their efforts will prove inadequate. Further, the nature of Internet business demands that considerable detail about their innovative processes and techniques be exposed to competitors, because it must be presented on the websites in order to attract clients. Some of our partner companies also license content from third parties and it is possible that they could become subject to infringement actions based upon the content licensed from those third parties. Our partner companies generally obtain representations as to the origin and ownership of such licensed content; however, this may not adequately protect them. Any claims against our partner companies’ proprietary rights, with or without merit, could subject our partner companies to costly litigation and the diversion of their technical and management personnel. If our partner companies incur costly litigation and their personnel are not effectively deployed, the expenses and losses incurred by our partner companies will increase and their profits, if any, will decrease.

Our partner companies that publish or distribute content over the Internet may be subject to legal liability.

         Some of our partner companies may be subject to legal claims relating to the content on their websites, or the downloading and distribution of this content. Claims could involve matters such as defamation, invasion of privacy and copyright infringement. Providers of Internet products and services have been sued in the past, sometimes successfully, based on the content of material. In addition, some of the content provided by our partner companies on their websites is drawn from data compiled by other parties, including governmental and commercial sources. The data may have errors. If any of our partner companies’ website content is improperly used or if any of our partner companies supply incorrect information, it could result in unexpected liability. Any of our partner companies that incur this type of unexpected liability may not have insurance to cover the claim or its insurance may not provide sufficient coverage. If our partner companies incur substantial cost because of this type of unexpected liability, the expenses incurred by our partner companies will increase and their profits, if any, will decrease.

Our partner companies’ computer and communications systems may fail, which may discourage parties from using our partner companies’ systems.

         Some of our partner companies’ businesses depend on the efficient and uninterrupted operation of their computer and communications hardware systems. Any system interruptions that cause our partner companies’ websites to be unavailable to Web browsers may reduce the attractiveness of our partner companies’ Websites to third parties. If third parties are unwilling to use our partner companies’ websites, our business, financial condition and operating results could be adversely affected. Interruptions could result from natural disasters as well as power loss, telecommunications failure and similar events.

Our partner companies’ businesses may be disrupted if they are unable to upgrade their systems to meet increased demand.

         Capacity limits on some of our partner companies’ technology, transaction processing systems and network hardware and software may be difficult to project and they may not be able to expand and upgrade their systems to meet increased use. As traffic on our partner companies’ websites continues to increase, they must expand and upgrade their technology, transaction processing systems and network hardware and software. Our partner companies may be unable to accurately project the rate of increase in use of their websites. In addition, our partner companies may not be able to expand and upgrade their systems and network hardware and software capabilities to accommodate increased use of their websites. If our partner companies are unable to appropriately upgrade their systems and network hardware and software, the operations and processes of our partner companies may be disrupted.

Our partner companies may be unable to acquire or maintain easily identifiable website addresses or prevent third parties from acquiring website addresses similar to theirs.

         Some of our partner companies hold various website addresses relating to their brands. These partner companies may not be able to prevent third parties from acquiring website addresses that are similar to their addresses, which could adversely affect the use by businesses of our partner companies’ websites. In these instances, our partner companies may not grow as we expect. The acquisition and maintenance of website addresses generally is regulated by governmental agencies and their designees. The regulation of website addresses in the United States and in foreign countries is subject to change. As a result, our partner companies may not be able to acquire or maintain relevant website addresses in all countries where they conduct business. Furthermore, the relationship between regulations governing such addresses and laws protecting trademarks is unclear.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk

         We are exposed to equity price risks on the marketable portion of our equity securities. Our public holdings at December 31, 2001 include equity positions in companies in the Internet industry sector, including: eMerge Interactive; Universal Access; Onvia.com; and Verticalnet, many of which have experienced significant historical volatility in their stock prices. A 20% adverse change in equity prices, based on a sensitivity analysis of our public holdings as of December 31, 2001, would result in an approximate $34.8 million decrease in the fair value of our public holdings. A significant portion of the value of the potential decrease in equity securities, or $6.9 million and $20.3 million, consisted of our holdings in Verticalnet and Universal Access, respectively.

         Although we typically do not attempt to reduce or eliminate our market exposure on these securities, particularly with respect to securities of our partner companies, we did enter into a forward contract on 1.8 million shares of our holdings in i2 Technologies. The forward contract limits our exposure to and benefits from price fluctuations in the underlying equity securities. As of December 31, 2001, 1.8 million shares of i2 Technologies remain under this arrangement. In addition, we held 0.5 million shares of i2 Technologies in escrow which have not been hedged. The combined value of the collar forward contract and the underlying hedged securities at December 31, 2001 was $16.1 million. The forward contract matures in 2003. We may enter into similar collar arrangements in the future; particularly with respect to available-for-sale securities, which do not constitute ownership interests in our partner companies.

         The carrying values of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and notes payable, approximate fair value because of the short maturity of these instruments. At December 31, 2001, the fair value of convertible subordinated notes is $187.4 million versus a carrying value of $446.1 million. The carrying value of other long-term debt approximates its fair value, as estimated by using discounted future cash flows based on our current incremental borrowing rates for similar types of borrowing arrangements.

         We entered into a loan agreement which provides for issuances of letters of credit up to $15 million subject to a cash secured borrowing base. As of December 31, 2001, $8.6 million in letters of credit were outstanding under the agreement.

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

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Internet Capital Group, Inc.:

         We have audited the accompanying consolidated balance sheets of Internet Capital Group, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, cash flows, stockholders’ equity and comprehensive income (loss) for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of a nonsubsidiary investee company (Onvia.com, Inc.) for the year ended December 31, 1999. The Company’s equity in net loss of this nonsubsidiary investee was $9,327,340. The financial statements of this nonsubsidiary investee company were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the nonsubsidiary investee company for the year ended December 31, 1999, is based solely on the report of the other auditors.

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

         In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Internet Capital Group, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

         As discussed in Note 1 to the consolidated financial statements, effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 141, Business Combinations, and certain provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, as required for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001. As discussed in Note 4 to the consolidated financial statements, effective January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities.

KPMG LLP
Philadelphia, Pennsylvania
February 19, 2002

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders of
Onvia.com, Inc.
Seattle, Washington

         We have audited the consolidated balance sheet of Onvia.com, Inc. and subsidiary (the Company) as of December 31, 1999 and the related consolidated statement of operations, changes in stockholders’ (deficit) equity, and cash flows for the year ended December 31, 1999 (not presented separately herein). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and the results of its operations for the year ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington
February 4, 2000 (February 24, 2000, as to Note 13)

INTERNET CAPITAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,

	2001	2000

	(in thousands except per share data)
Assets

Current Assets

Cash and cash equivalents	$245,935	$412,497

Restricted cash	10,457	—

Short term investments	13,731	30,575

Accounts receivable, net of allowance ($5,861—2001; $4,758—2000)	33,333	26,305

Prepaid expenses and other current assets	11,064	20,251

Total current assets	314,520	489,628

Fixed assets, net	25,453	45,368

Ownership interests in Partner Companies	179,387	1,359,563

Available for sale securities	17,389	197,887

Goodwill and other intangible assets, net	104,091	1,152,643

Deferred taxes	—	24,088

Other	30,457	68,041

Total Assets	$671,297	$3,337,218

Liabilities and Stockholders’ Equity

Current Liabilities

Current maturities of long-term debt	$17,156	$3,316

Accounts payable	17,409	28,157

Accrued expenses	55,759	31,081

Accrued compensation and benefits	15,386	12,906

Notes payable to Partner Companies	—	27,095

Deferred revenue	25,962	12,268

Other	806	4,055

Total current liabilities	132,478	118,878

Long-term debt	16,276	169

Other liabilities	8,985	2,426

Minority interest	16,510	376,693

Convertible subordinated notes	446,061	566,250

	620,310	1,064,416

Commitments and contingencies (Note 17)

Stockholders’ Equity

Preferred stock (Note 10)	—	—

Common stock, $.001 par value; 2,000,000 shares authorized 287,689 (2001) and 281,594 (2000) issued and outstanding	287	282

Additional paid in capital	3,107,602	3,088,788

Accumulated deficit	(3,015,567)	(686,452)

Unamortized deferred compensation	(9,610)	(10,707)

Notes receivable-stockholders	(31,234)	(52,053)

Accumulated other comprehensive income (loss)	(491)	(67,056)

Total stockholders’ equity	50,987	2,272,802

Total Liabilities and Stockholders’ Equity	$671,297	$3,337,218

See notes to consolidated financial statements.

INTERNET CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2001	2000	1999

	(in thousands except per share data)
Revenue	$123,675	$42,935	$16,536

Operating expenses

Cost of revenue	93,762	48,906	8,156

Selling, general and administrative	228,395	221,588	39,907

Stock-based compensation	29,113	25,747	5,699

Impairment related and other	863,503	160,844	—

Amortization of goodwill and other intangibles	158,720	254,530	3,318

Research and development expenses	52,169	75,902	—

Total operating expenses	1,425,662	787,517	57,080

	(1,301,987)	(744,582)	(40,544)

Other income (loss), net	(190,815)	627,227	67,384

Interest income	18,123	51,379	9,631

Interest expense	(43,371)	(42,982)	(3,897)

Income (loss) before income taxes, minority interest and equity loss	(1,518,050)	(108,958)	32,574

Income tax benefit	45,474	327,255	23,722

Minority interest	139,556	95,546	6,026

Equity loss – share of Partner Company losses	(457,447)	(516,690)	(72,251)

Equity loss – goodwill amortization	(141,314)	(299,298)	(19,848)

Equity loss – impairment related	(440,484)	(157,768)	—

Net loss before extraordinary gain and change in accounting principle	(2,372,265)	(659,913)	(29,777)

Extraordinary gain on extinguishment of debt (Note 6)	51,036	—	—

Cumulative effect of change in accounting principle (Note 4)	(7,886)	—	—

Net loss	$(2,329,115)	$(659,913)	$(29,777)

Basic and diluted loss per share:

Prior to extraordinary gain and cumulative effect of change in accounting principle	$(8.52)	$(2.40)	$(0.15)

Extraordinary gain on extinguishment of debt	0.18	—	—

Cumulative effect of change in accounting principle	(0.03)	—	—

	$(8.37)	$(2.40)	$(0.15)

Shares used in computation of basic and diluted loss per share	278,353	275,044	201,851

Pro forma information (unaudited) (Note 19)

Pretax loss			$(53,499)

Pro forma income taxes			16,050

Pro forma net loss			$(37,449)

Basic and diluted pro forma net loss per share			$(0.19)

Shares used in computation of basic and diluted pro forma net loss per share			201,851

See notes to consolidated financial statements.

INTERNET CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2001	2000	1999

	(in thousands)
Operating Activities

Net loss	$(2,329,115)	$(659,913)	$(29,777)

Adjustments to reconcile net loss to cash used in operating activities

Depreciation and amortization	180,248	261,934	7,043

Purchased in process research and development	—	11,470	—

Impairment related and other	831,403	160,844	—

Stock-based compensation	29,113	25,747	5,699

Deferred taxes	(45,474)	(327,255)	(23,722)

Equity loss	1,039,245	973,756	92,099

Other income (loss)	190,815	(627,227)	(67,636)

Minority interest	(139,556)	(95,546)	(6,026)

Extraordinary gain on extinguishment of debt	(51,036)	—	—

Cumulative effect of change in accounting principle	7,886	—	—

Changes in assets and liabilities, net of effect of acquisitions:

Restricted cash	(10,457)	—	—

Accounts receivable, net	11,461	(25,098)	(4,278)

Prepaid expenses and other assets	947	(21,699)	(28,603)

Accounts payable	(14,877)	21,407	7,194

Accrued expenses	(11,991)	24,896	6,700

Deferred revenue	14,075	206	(49)

Other liabilities	8,263	2,682	—

Cash used in operating activities	(289,050)	(273,796)	(41,356)

Investing Activities

Capital expenditures	(7,302)	(51,937)	(7,120)

Proceeds from sales of available for sale securities	186,538	179,606	2,496

Proceeds from sales of Partner Company ownership interests	168,270	35,310	3,506

Acquisitions of ownership interests in Partner Companies, net	(121,027)	(957,287)	(334,259)

Other acquisitions, net of cash acquired	10,212	600	(9,732)

Other advances	—	—	(12,850)

Proceeds/(Purchase) of short-term investments, net	17,295	(27,216)	(3,359)

Reduction in cash due to deconsolidation of Partner Companies	(130,025)	(2,580)	(13,393)

Cash provided by (used in) investing activities	123,961	(823,504)	(374,711)

Financing Activities

Issuance of common stock, net	851	7,206	1,077,405

Long term debt and capital lease obligations	22,307	(10,013)	(448)

Line of credit borrowings	6,511	653	25,000

Line of credit repayments	(2,880)	(77)	(25,281)

Proceeds from convertible note offering	—	4,664	656,250

Repurchase of convertible notes	(35,456)	—	—

Distribution to former LLC members	—	—	(10,676)

Repayment of advances and loans to employees	3,443	13,588

Advances and loans to employees	(1,500)	—	(8,765)

Treasury stock purchase by subsidiary	—	—	(4,469)

Issuance of stock by subsidiary	5,496	150,317	23,669

Other	35	—	—

Cash provided by (used in) financing activities	(1,193)	166,338	1,732,685

Net increase (decrease) in Cash and Cash Equivalents	(166,282)	(930,962)	1,316,618

Effect of exchange rates on cash	(280)	—	—

Cash and Cash Equivalents at the beginning of period	412,497	1,343,459	26,841

Cash and Cash Equivalents at the end of period	$245,935	$412,497	$1,343,459

See notes to consolidated financial statements.

INTERNET CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Retained			Accumulated
	Common Stock		Additional	Earnings	Unamortized	Notes	Other
			Paid-In	(Accumulated	Deferred	Receivable	Comprehensive
	Shares	Amount	Capital	Deficit)	Compensation	Shareholder	Income	Total

	(in thousands)
Balance as of December 31, 1998	132,087	$132	$74,932	$5,257	$(1,330)	$—	$1,733	$80,724

Issuance of common stock, net	78,258	78	1,072,494	—	—	—	—	1,072,572

Issuance of common stock and income tax benefit upon exercise of options	35,992	36	90,512	—	—	(81,148)	—	9,400

Stockholder loans principal payments	—	—	—	—	—	1,358	—	1,358

Issuance of common stock for acquisitions	1,887	2	172,001	—	—	—	—	172,003

Issuance of common stock and waiving of accrued interest upon conversion of convertible notes	15,000	15	91,070	—	—	—	—	91,085

Issuance of common stock upon exercise of warrants	784	1	3,968	—	—	—	—	3,969

Issuance of warrants in connection with line of credit	—	—	1,030	—	—	—	—	1,030

Issuance of stock options to employees below estimated fair value on date of grant	—	—	12,731	—	(12,731)	—	—	—

Amortization of deferred compensation	—	—	—	—	5,699	—	—	5,699

Issuance of stock options to non-employees	—	—	3,691	—	(3,691)	—	—	—

Foreign currency adjustment	—	—	—	—	—	—	(1)	(1)

Net unrealized appreciation in available-for- sale securities	—	—	—	—	—	—	22,785	22,785

LLC termination	—	—	(8,657)	8,657	—	—	—	—

Distribution to former LLC members	—	—	—	(10,676)	—	—	—	(10,676)

Other	(429)	—	(157)	—	207	—	—	50

Net loss	—	—	—	(29,777)	—	—	—	(29,777)

Balance as of December 31, 1999	263,579	264	1,513,615	(26,539)	(11,846)	(79,790)	24,517	1,420,221

Issuance of common stock and income tax benefit upon exercise of options	340	—	6,365	—	—	—	—	6,365

Stockholder loans principal payments	—	—	—	—	—	13,588	—	13,588

Issuance of common stock for acquisitions	22,585	23	1,556,142	—	—	—	—	1,556,165

Issuance of common stock upon exercise of warrants	834	1	840	—	—	—	—	841

Amortization of deferred compensation	—	—	—	—	7,104	—	—	7,104

Issuance of stock options to non-employees	—	—	6,698	—	(6,698)	—	—	—

Repurchase of common stock from employees	(5,744)	(6)	(14,876)	—	733	14,149	—	—

Compensation charge in connection with the acceleration of vesting	—	—	12,034	—	—	—	—	12,034

Impact of Partner Companies’ equity transactions	—	—	7,912	—	—	—	—	7,912

Foreign currency adjustment	—	—	—	—	—	—	293	293

Net unrealized (depreciation) in available-for-sale securities	—	—	—	—	—	—	(91,866)	(91,866)

Other	—	—	58	—	—	—	—	58

Net loss	—	—	—	(659,913)	—	—	—	(659,913)

Balance as of December 31, 2000	281,594	282	3,088,788	(686,452)	(10,707)	(52,053)	(67,056)	2,272,802

Issuance of common stock	313	—	846	—	—	—	—	846

Stockholder loans principal payments	—	—	—	—	—	3,342	—	3,342

Issuance of common stock for acquisitions	2,665	2	2,122	—	—	—	—	2,124

Issuance of common stock upon exercise of warrants	1	—	5	—	—	—	—	5

Amortization of deferred compensation	—	—	—	—	13,917	—	—	13,917

Issuance of restricted stock to employees	9,135	9	16,053	—	(16,062)	—	—	—

Repurchase of common stock from employees	(6,019)	(6)	(19,918)	—	3,242	16,682	—	—

Impact of Partner Companies’ equity transactions	—	—	19,706	—	—	—	—	19,706

Forgiveness of stockholder loans	—	—	—	—	—	795	—	795

Foreign currency adjustment	—	—	—	—	—	—	(292)	(292)

Net unrealized appreciation in available-for-sale securities and reclassification adjustments	—	—	—	—	—	—	66,857	66,857

Net loss	—	—	—	(2,329,115)	—	—	—	(2,329,115)

Balance as of December 31, 2001	287,689	$287	$3,107,602	$(3,015,567)	$(9,610)	$(31,234)	$(491)	$50,987

See notes to consolidated financial statements.

INTERNET CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,

	2001	2000	1999

	(in thousands)
Net loss	$(2,329,115)	$(659,913)	$(29,777)

Other comprehensive income (loss) before tax

Unrealized holding gains (losses) in available-for-sale Securities	(3,203)	(188,868)	38,039

Foreign currency translation adjustment	(292)	1,058	(1)

Reclassification adjustments/realized net losses on available-for-sale securities	109,613	44,250	(2,051)

Taxes related to comprehensive income (loss)

Unrealized holding gains (losses) in available-for-sale securities	—	69,019	(13,920)

Reclassification adjustments/realized net losses on available-for-sale securities	(39,553)	(17,032)	717

Other comprehensive income (loss)	66,565	(91,573)	22,784

Comprehensive loss	$(2,262,550)	$(751,486)	$(6,993)

See notes to consolidated financial statements.

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies

Description of the Company

         Internet Capital Group, Inc. (the “Company”) was formed on March 4, 1996. The Company is an Internet holding company actively engaged in business-to-business, or B2B, e-commerce through a network of companies. The Company defines e-commerce as conducting or facilitating business transactions over the Internet. As of December 31, 2001, the Company owned interests in 47 companies engaged in e-commerce, which the Company calls its “Partner Companies”.

         Although the Company refers to the companies in which it has acquired a convertible debt or an equity ownership interest as its “Partner Companies” and indicates that it has a “partnership” with these companies, it does not act as an agent or legal representative for any of its Partner Companies, it does not have the power or authority to legally bind any of its Partner Companies and it does not have the types of liabilities in relation to its Partner Companies that a general partner of a partnership would have.

Basis of Presentation

         On February 2, 1999, the Company converted from a limited liability company (“LLC”) to a corporation. All stockholder transactions have been presented as if the conversion occurred on March 4, 1996 (inception).

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Consolidated Statements of Operations and Cash Flows also include the following majority owned subsidiaries for the periods indicated, each of which was consolidated since the date the Company acquired majority control (collectively, the “Consolidated Subsidiaries”):

Year Ended December 31

2001	2000	1999

AssetTRADE	AssetTRADE	Animated Images

CommerceQuest	Animated Images	Breakaway Solutions

CyberCrop.com	CyberCrop.com	CyberCrop.com

Delphion	Delphion	EmployeeLife.com

eCredit	eMarket Capital	ICG Commerce

eMarket Capital	EmployeeLife.com	iParts

Emptoris	Emptoris

eu-Supply	eu-Supply

ICG Asia	ICG Asia

ICG Commerce	ICG Commerce

Logistics.com	iParts

Mesania	Mesania

MROLink	MROLink

OneCoast	OnMedica

OnMedica	PaperExchange.com

PaperExchange.com	RightWorks

RightWorks	StarCite

         During 2001 and 2000 certain Partner Companies which had been accounted for as consolidated companies during the year were disposed of, ceased operations or the Company’s ownership decreased to a level which resulted in deconsolidation during the year.

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1. Significant Accounting Policies – (Continued)

         The Consolidated Balance Sheets include the following majority owned subsidiaries:

December 31,

2001	2000

CommerceQuest	CyberCrop.com

Delphion	Delphion

eCredit	eMarket Capital

eMarket Capital	Emptoris

Emptoris	eu-Supply

ICG Commerce	ICG Asia

Logistics.com	ICG Commerce

OneCoast	iParts

OnMedica	Mesania

MROLink

OnMedica

PaperExchange.com

RightWorks

StarCite

Principles of Accounting for Ownership Interests in Partner Companies

         The various interests that the Company acquires in its Partner Companies are accounted for under three methods: consolidation, equity and cost. The applicable accounting method is generally determined based on the Company’s voting interest in a Partner Company.

         Consolidation. Partner Companies in which the Company directly or indirectly owns more than 50% of the outstanding voting securities or those the Company has effective control over are generally accounted for under the consolidation method of accounting. Under this method, a Partner Company’s balance sheet and results of operations are reflected within the Company’s Consolidated Financial Statements. All significant intercompany accounts and transactions have been eliminated. Participation of other Partner Company stockholders in the net assets and earnings or losses of a consolidated Partner Company is reflected in the caption “Minority interest” in the Company’s Consolidated Balance Sheet and Statements of Operations. Minority interest adjusts the Company’s consolidated results of operations to reflect only the Company’s share of the earnings or losses of the consolidated Partner Company. The results of operations and cash flows of a consolidated Partner Company are included through the latest interim period in which the Company owned a greater than 50% direct or indirect voting interest for the entire interim period or otherwise exercised control over the Partner Company. Upon dilution of control below 50%, the accounting method is adjusted to the equity or cost method of accounting, as appropriate, for subsequent periods.

         Equity Method. Partner Companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to a Partner Company depends on an evaluation of several factors including, among others, representation on the Partner Company’s Board of Directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the Partner Company, including voting rights associated with the Company’s holdings in common, preferred and other convertible instruments in the Partner Company. Under the equity method of accounting, a Partner Company’s accounts are not reflected within the Company’s Consolidated Balance Sheets and Statements of Operations; however, the Company’s share of the earnings or losses of the Partner Company is reflected in the caption “Equity loss – share of Partner Company losses” in the Consolidated Statements of Operations. The Company’s carrying value in an equity method Partner Company is reflected in the caption “Ownership interests in Partner Companies” in the Company’s Consolidated Balance Sheets.

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1. Significant Accounting Policies – (Continued)

         When the Company’s carrying value in an equity method Partner Company is reduced to zero, no further losses are recorded in the Company’s consolidated financial statements unless the Company guaranteed obligations of the Partner Company or has committed additional funding. When the Partner Company subsequently reports income, the Company will not record its share of such income until it equals the amount of its share of losses not previously recognized.

         Cost Method. Partner Companies not accounted for under the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, the Company’s share of the earnings or losses of such companies is not included in the Balance Sheet or Consolidated Statements of Operations. However, cost method Partner Company impairment charges are recognized in the Consolidated Statement of Operations. If circumstances suggest that the value of the Partner Company has subsequently recovered, such recovery is not recorded.

         When a cost method partner company initially qualifies for use of the equity method, the Company’s carrying value is adjusted for the Company’s share of the past results of its operations. Therefore, prior losses could significantly decrease the Company’s carrying value in that Partner Company at that time.

         The Company records its ownership interest in debt securities of Partner Companies accounted for under the cost method at cost because it has the ability and intent to hold these securities until maturity. The Company records its ownership interest in equity securities of Partner Companies accounted for under the cost method at cost, unless these securities have readily determinable fair values based on quoted market prices, in which case these interests are valued at fair value and classified as available-for-sale securities or some other classification in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. In addition to the Company’s investments in voting and non-voting equity and debt securities, it also periodically makes advances to its Partner Companies in the form of promissory notes which are accounted for in accordance with SFAS No. 114, “Accounting By Creditors for Impairment of a Loan”.

Impairment Charges

         The Company continually evaluates the carrying value of its ownership interests in each of its Partner Companies for possible impairment based on achievement of business plan objectives and milestones, the value of each ownership interest in the Partner Company relative to carrying value, the financial condition and prospects of the Partner Company, and other relevant factors. The business plan objectives and milestones the Company considers include, among others, those related to financial performance such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature such as obtaining key business partnerships or the hiring of key employees.

         If an indication of impairment exists with respect to the carrying value of a Partner Company, the Company performs an evaluation by comparing the estimated fair value of the asset with its carrying value. Fair value is determined by estimating the cash flows related to the asset, including estimated proceeds on disposition. If the fair value is less than the carrying value a loss is recorded. Effective January 1, 2002, the Company adopted certain provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” (See “Recent Accounting Pronouncements” for a discussion of the implementation of SFAS No. 142).

         The Company operates in an industry that is rapidly evolving and extremely competitive. Many Internet based businesses, including some with B2B business models, have experienced difficulty in raising additional capital necessary to fund operating losses and continued investments that their management teams believe are necessary to sustain operations. Valuations of public companies operating in the Internet B2B e-commerce sector declined significantly during 2001. In 1999 and 2000 the Company announced several significant acquisitions that were financed principally with shares of the Company’s stock and, based on the price of the Company’s stock at that time were valued in excess of $1 billion. Based on the Company’s periodic review of its Partner Company holdings an impairment charge of $1.3 billion was recorded in 2001 to write off certain Partner Company ownership interests. (see Note 2).

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1. Significant Accounting Policies – (Continued)

Revenue Recognition

         During 2001, 2000 and 1999 the Company’s revenues were primarily attributable to AssetTRADE, Breakaway Solutions, CommerceQuest, ICG Commerce, Emptoris, OneCoast, PaperExchange.com and RightWorks for the periods each of these Partner Companies was accounted for under the consolidation method.

         ICG Commerce generates revenue from enabled sourcing, full service arrangements and managed eProcurement services. Enabled sourcing revenue includes revenue from procurement consulting services, auction services and sourcing programs and are generally recognized as the services are rendered. In full service arrangements, ICG Commerce assumes all or a part of the procurement function for a customer. Typically in these engagements ICG Commerce is paid a fee based on a percentage of what the customer’s spend which ICG Commerce manages and may earn additional fees based on achieved savings. Managed eProcurement revenue includes transaction fees, which are typically based on a percentage of the cost of the items purchased through the exchange. Because ICG Commerce does not carry inventory risk, transaction revenue is recorded under the net method. Under this method the net transaction fees and not the gross amounts charged to customers are recorded as revenues. Transaction Fee Revenue is recognized net of allowance for returns at the time of shipment.

         RightWorks, CommerceQuest, Emptoris and Logistics.com derive revenue from software license fees and services. Fees from licenses are recognized as revenue upon contract execution, provided all shipment obligations have been met, fees are fixed or determinable, collection is probable, and vendor-specific objective evidence exists to allocate the total fee between all elements of the arrangement. Maintenance revenue is recognized ratably over the term of the maintenance contract. Consulting and training revenue is recognized when the services are performed.

         OneCoast is a manufacturer representative agency which solicits sales of gift and home accessories. The company receives commissions from manufacturers based on sale of retail distribution channels. Commission Revenue is recorded upon shipment of goods from the manufacturer to the retailer.

         PaperExchange.com operated an e-business marketplace for the pulp and paper industry. PaperExchange.com acted as a principal or as an agent under agreements with certain suppliers. The majority of PaperExchange.com’s revenue were the result of arrangements where PaperExchange.com acted as a principal, took ownership and bore the risk of loss. An insignificant amount of revenues had been generated from amounts for which PaperExchange.com acted as an agent. Revenues were recognized where products were shipped.

         AssetTRADE operates as an online auction for industrial equipment. Approximately 50% of AssetTRADE’s revenues are the result of arrangements where AssetTRADE acts as a principal, takes ownership and bears the risk of loss. Approximately 50% of AssetTRADE’s revenue relates to arrangements where AssetTRADE acts as an agent and revenues are reported net of costs.

         Breakaway Solutions performed consulting services and revenues were generally recorded as services were rendered.

         Implementation fees, which do not relate to software license fees including start-up fees, are deferred and recognized as revenue ratably over the period from their completion to the end of the customer contract.

Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1. Significant Accounting Policies – (Continued)

         These estimates include evaluation of the Company’s investments in its Partner Companies, investments in marketable securities, asset impairment, revenue recognition, income taxes and commitments and contingencies. Certain amounts recorded to reflect the Company’s share of losses of Partner Companies accounted for under the equity method are based on unaudited results of operations of those Partner Companies and may require adjustments in the future when audits of these entities are made final. It is reasonably possible that the Company’s accounting estimates with respect to the useful life and ultimate recoverability of our carrying basis including goodwill in Partner Companies could change in the near term and that the effect of such changes on the financial statements could be material. At year end, the recorded amount of carrying basis including goodwill is not impaired, although there can be no assurance that the Company’s future results will confirm this assessment, that a significant write-down or write-off of Partner Company carrying basis including goodwill will not be required in the future, or that a significant loss will not be recorded in the future upon the sale of a Partner Company.

Cash and Cash Equivalents

         The Company considers all highly liquid instruments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Cash and cash equivalents at December 31, 2001 and 2000 are invested principally in money market accounts and commercial paper.

Available-for-Sale Securities

         Available-for-sale securities are reported at fair value, based on quoted market prices, with the net unrealized gain or loss reported as a component of “Accumulated other comprehensive income (loss)” in stockholders’ equity.

         Unrealized gains or losses related to available-for-sale securities are recorded net of deferred taxes subsequent to February 2, 1999, the date the Company converted from an LLC to a corporation.

Short-term Investments

         Short-term investments are debt securities maturing in less than one year and are carried at amortized cost, which approximates fair value.

Financial Instruments

         Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at cost which approximates fair value due to the short-term maturity of these instruments. The Company’s interests in public Partner Companies accounted for under the equity method of accounting had a fair value of $154.8 million and $377.0 million as of December 31, 2001 and December 31, 2000, respectively, compared to a carrying value of $41.0 million and $288.4 million respectively. Available-for-sale securities are carried at fair value. Long-term debt is carried at cost, which approximates current market rates. The Company’s convertible subordinated notes had a fair value of $187.4 million and $141.1 million as of December 31, 2001 and 2000, respectively, versus a carrying value of $446.1 million and $566.3 million. Fair value of the Company’s convertible subordinated notes is determined by obtaining thinly traded market quotes from public sources.

Derivative Financial Instruments

         The Company selectively uses derivative financial instruments, including cashless collar agreements (“Collars”) and forward contracts to manage its exposure to fluctuations in certain of its investments in publicly held equity securities. The Company has recorded these investments at their estimated fair market value, with unrealized gains and losses resulting from changes in fair value recorded as a component of “Accumulated other comprehensive income (loss)”. Unrealized gains and losses as a result of these instruments are recognized in the Consolidated Statement of Operations when the underlying hedged item is extinguished or otherwise terminated. The Company does not hold or issue any derivative financial instruments for trading purposes and is not a party to leveraged instruments.

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1. Significant Accounting Policies – (Continued)

         The credit risks associated with the Company’s derivative financial instruments are controlled through the evaluation and monitoring of the creditworthiness of the counter parties. Although the Company may be exposed to losses in the event of nonperformance by the counter parties, the Company does not expect such losses, if any, to be significant.

Goodwill and Other Intangibles

         Goodwill and other intangibles, net relates to the Company’s acquisitions of consolidated subsidiaries. During the years ended 2001, 2000 and 1999, goodwill was amortized over a period of three years and assessed for impairment in accordance with SFAS No. 121. Effective January 1, 2002, in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” the Company no longer amortizes goodwill and assesses the impairment of goodwill in accordance with the provisions of SFAS 142 (see “Recent Accounting Pronouncements” for a discussion of the implementation of SFAS 142). Goodwill associated with the Company’s equity method investments will also no longer be amortized and will continue to be evaluated for impairment under the provisions of APB 18 “Equity Method Investments”.

Deferred Revenue

         Deferred revenue consists primarily of payments received in advance of revenue being earned under software licensing, software installation, maintenance agreements and various start up fees.

Research and Development

         Research and development costs are charged to expense as incurred.

Income Taxes

         From the Company’s inception in March 1996 to February 1999, the Company was not subject to federal and state income taxes. On February 2, 1999, the Company converted from an LLC to a corporation. The Company’s accumulated deficit of $8.7 million at that date was reclassed to additional paid-in capital.

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

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1. Significant Accounting Policies – (Continued)

         If a consolidated or equity method Partner Company has dilutive options or securities outstanding, diluted net income per share is computed by deducting from income (loss) from continuing operations the income attributable to the potential exercise of the dilutive options or securities of the Partner Company.

Issuances of Stock By Partner Companies

         At the time a Partner Company accounted for under the consolidation or equity method of accounting issues its common stock at a price different from the Partner Company’s book value per share, the Company’s share of the Partner Company’s net equity changes and the company adjusts the basis in the Partner Company accordingly. If at that time, the Partner Company is not a newly-formed, non-operating entity, nor a research and development, start-up or development stage company, nor is there question as to the Company’s ability to continue in existence, the Company records the change in its share of the Partner Company’s net equity as a gain or loss in its Consolidated Statements of Operations.

Foreign Currency Translation

         The functional currency for the Company’s foreign subsidiaries is the local currency of the country in which it operates. Assets and liabilities are translated using the exchange rate at the balance sheet date. Revenue, expenses, gains and losses are translated at the average exchange rate in the month those elements are recognized. Translation adjustments, which have not been material to date, are included in other comprehensive income (loss).

Stock Based Compensation

         As permitted by Statement of Financial Accounting Standards No. 123 (SFAS No. 123), “Accounting for Stock Based Compensation”, the Company measures compensation cost in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, no accounting recognition is given to stock options issued to employees that are granted at fair market value until they are exercised. Stock options issued to non-employees are recorded at fair value at the date of grant. Fair value is determined using the Black-Scholes method and the expense is amortized over the vesting period. Upon exercise, net proceeds, including tax benefits realized, are credited to equity.

Comprehensive Income (Loss)

         The Company reports and displays comprehensive income (loss) and its components in the Consolidated Statements of Comprehensive Income (Loss). Comprehensive income (loss) is the change in equity of a business enterprise during a period from non-owner sources. Excluding net income (loss), the Company’s sources of comprehensive income (loss) are from net unrealized appreciation on its available-for-sale securities and foreign currency translation adjustments; such translation adjustments have been negligible to date. Reclassification adjustments result from the recognition in net income of gains or losses that were included in comprehensive income (loss) in prior periods.

Reclassifications

         Certain prior year amounts have been reclassified to conform with the current year presentation. The impact of these changes is not material and did not affect net income (loss).

Recent Accounting Pronouncements

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 (SFAS No. 141), “Business Combinations”, and Statement of Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets”. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”.

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1. Significant Accounting Policies – (Continued)

         The Company adopted the provisions of SFAS No. 141 as of July 1, 2001, and SFAS No. 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001 was not amortized, but was evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 were amortized through December 31, 2001 in accordance with the provisions of SFAS No. 142.

         Upon adoption of SFAS No. 142, the Company is required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations. The Company’s intangible assets having indefinite useful lives will be tested for impairment in accordance with SFAS No. 142 in the first quarter of 2002 with any impairment loss being recognized as the effect of a change in accounting principle in the first quarter of 2002. The goodwill related to consolidated and equity method Partner Companies, which to date has been amortized over a three-year period, will no longer be subject to amortization. Goodwill related to consolidated Partner Companies will be evaluated for impairment under SFAS No. 142 by the end of the second quarter of 2002, with any resulting impairment loss being recognized as the effect of a change in accounting principle in the first quarter of 2002. Goodwill associated with our equity method Partner Companies will continue to be evaluated for impairment under the provisions of APB Opinion No. 18, “Equity Method Investments.”

         As of January 1, 2002 the date of adoption, the Company has unamortized goodwill and intangibles in the amount of $140.3 million which will be subject to the transition provisions of SFAS No. 141 and No. 142. Amortization expense related to goodwill and intangibles was $300.0 million and $553.8 million for the years ended December 31, 2001 and 2000, respectively.

         On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, (SFAS No. 144) “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” it retains many of the fundamental provisions of that Statement. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring events and Transactions,” for the disposal of a segment of a business. However, it retains the requirements in Opinion 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution of owners) or is classified as held for sale.

         The Company plans to adopt SFAS No. 144 for the quarter ending March 31, 2002. Management does not expect the adoption of SFAS No. 144 for long-lived assets held for use to have a material impact on the Company’s financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121. The provisions of SFAS No. 144 for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of SFAS No. 144 will have on the Company’s financial statements.

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Acquisitions and impairments/dispositions of ownership interests in Partner Companies

         The following summarizes the Company’s goodwill and other intangibles, ownership interests in Partner Companies and impairments by method of accounting.

	December 31,

	2001	2000

	(in thousands)
Goodwill and other intangibles — Consolidated	$104,091	$1,152,643

Ownership interests in Partner Companies — Equity Method	135,990	1,231,769

Ownership interests in Partner Companies — Cost Method	43,397	127,794

	$179,387	$1,359,563

	Impairments

	Year Ended December 31,

	2001	2000	1999

	(in thousands)
Consolidated Method	$770,535	$134,925	$—

Equity Method	440,484	157,768	—

Cost Method	64,922	55,904	8,097

	$1,275,941	$348,597	$8,097

Consolidated Companies

         During 2001 and 2000, the Company completed sixteen acquisitions of majority ownership positions in Partner Companies, which were accounted for under the purchase method of accounting. The purchase prices, including the carrying value of the ownership interest for Partner Companies previously accounted for under the equity method, have been allocated to the assets and the liabilities based upon their fair value at the date of the acquisition. The results of operations of each acquisition are included in the Company’s Consolidated Statements of Operations from the date of each acquisition. The assets and liabilities for these acquisitions were allocated as follows:

	Goodwill and other		Other assets	In-process research
	intangible assets	Working capital	(liabilities), net	and development

	(in thousands)
2001 Acquisitions
CommerceQuest	$44,047	$1,014	$(8,998)	—

Logistics.com	27,408	(630)	(3,236)	—

OneCoast	20,354	(3,143)	(8,704)	—

eCredit	11,097	(1,377)	7,183	—
2000 Acquisitions
RightWorks	$1,007,543	$19,829	$(262,860)	$11,470

ICG Asia	9,876	92,072	14,552	—

PaperExchange.com	169,770	(160)	3,833	—

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Acquisitions and impairments/dispositions of ownership interests in Partner Companies – (Continued)

         In June 2000, the Company acquired a controlling interest in RightWorks for 5,892,048 shares of the Company’s common stock valued at $754 million ($128 per share) and $22 million in cash. On March 8, 2001, the Company announced the merger of RightWorks with i2 Technologies, Inc. (“i2”). Based on the closing price of i2 stock at the date of the announcement ($21.43 per share), the Company recorded a non-cash, pre-tax loss of approximately $672.3 million. At March 8, 2001 all of RightWorks’ long-term net assets were classified as assets held for sale. As of March 31, 2001, i2’s stock had declined significantly resulting in revaluation of the assets held for sale and an additional loss of $26.9 million or a total loss on sale of $699.2 million. On August 23, 2001, the merger closed and the Company received approximately 4.5 million shares of i2 common stock.

         In May 2000, the Company acquired a controlling interest in Harbour Ring International Holdings Limited, a listed company on the Hong Kong Stock Exchange which was renamed ICG Asia Ltd., for $116.5 million in cash. In June 2001, the Company agreed to sell its stake in ICG Asia to Asian conglomerate Hutchison Whampoa Limited and Reading Investments Limited for $98.6 million, which included proceeds from the sale of the Company’s subsidiary in Japan to ICG Asia, and recorded a net loss on sale of $15.2 million.

         In September 2000, the Company acquired a controlling interest in PaperExchange.com for 4,864,221 shares of the Company’s common stock valued at $165.8 million. In accordance with our accounting policy, the Company determined that it was necessary to record an impairment charge as of December 31, 2000 as PaperExchange.com had incurred substantial losses since it inception, after the Company’s acquisition, the plans to develop relationships with an existing paper consortium and exploit relationships with certain strategic partners deteriorated and the CEO resigned. The impairment charge of $128.2 million was based on the estimated current fair value of PaperExchange.com, which was determined by estimating the future discounted cash flows of the Company including the estimated proceeds upon disposition. PaperExchange ceased operations in 2001.

         The RightWorks, ICG Asia and PaperExchange.com losses/impairments have been included in “Impairment related and other” in the Company’s Consolidated Statements of Operations. Also included in “Impairment related and other” are other impairment charges of $56.1 million and $6.7 million, for the years ended December 31, 2001 and 2000, respectively related to five other consolidated Partner Companies for which the Company has determined that it will not be able to recover its full investment and impairment charges at Consolidated Subsidiaries of $35.9 million for the year ended December 31, 2001. Three of these companies have since ceased operations.

         Presented below is unaudited selected pro forma financial information for the years ended December 31, 2001 and 2000 as if the acquired Partner Companies accounted for under the consolidation method were included in the financial statements as consolidated for the entire periods presented. The unaudited selected financial information may not be indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of the period presented and is not intended to be the projection of future results.

	Year Ended December 31,

	2001	2000

	(in thousands except per share data)
Revenue	$187,422	$86,792

Net loss	(2,456,107)	(780,710)

Basic and Diluted Net Loss per share	$(8.66)	$(2.81)

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Acquisitions and impairments/dispositions of ownership interests in Partner Companies – (Continued)

Equity Method Companies

         The Company’s original cost basis of Partner Companies accounted for under the equity method was $859.7 million and $1.7 billion at December 31, 2001 and 2000 respectively. The excess of the Company’s carrying value in the ownership interests in these Partner Companies over its share of their net equity resulted in amortization of $141.3 million, $299.3 million and $19.8 million for the years ended December 31, 2001, 2000 and 1999, respectively.

         In June 2000, the Company acquired a 39% interest in eCredit for 4,655,558 shares of the Company’s common stock valued at $424.7 million or approximately $91 per share. The Company increased its interest in eCredit to approximately 42% for an additional $25.6 million in cash and notes through the remainder of 2000. In accordance with its accounting policy, the Company determined that it was necessary to record an impairment charge of $367.5 million as of March 31, 2001. The impairment charge was based on the estimated current fair value of eCredit, which was determined by estimating the Company’s future discounted cash flows related to eCredit including the estimated proceeds upon disposition.

         In December 1999, the Company acquired an ownership interest in MetalSite for the Company’s common stock valued at $150.2 million (approximately $176 per share) and cash of $30 million. During the fourth quarter of 2000, the Company determined that there was an other than temporary decline in the fair value of MetalSite and recorded an impairment charge of $112.7 million, in accordance with its accounting policy.

         In addition to the equity impairments noted above, the Company also recorded impairment charges during the year ended December 31, 2001 and 2000 of $73 million and $45 million, respectively related to 13 other equity method Partner Companies of which 11 have been subsequently disposed of or ceased operations. The impairment charges of these equity method companies have been included in the Company’s Consolidated Statement of Operations as “Equity loss-impairment related”.

         The following unaudited summarized financial information for Partner Companies accounted for under the equity method of accounting at December 31, 2001 and 2000 has been compiled from the financial statements of the respective Partner Companies.

Balance Sheets

	As of December 31,

	2001	2000

	(in thousands)
Current assets	$456,655	$1,058,070

Non-current assets	445,557	1,310,433

Total assets	$902,212	$2,368,503

Current liabilities	$295,802	$486,055

Non-current liabilities	136,578	227,386

Shareholders’ equity	469,832	1,655,062

Total liabilities and Shareholders’ equity	$902,212	$2,368,503

Results of Operations

	Year Ended December 31,

	2001	2000	1999

	(in thousands)
Revenue	$1,721,091	$1,149,270	$192,759

Net loss	$(1,431,173)	$(1,536,238)	$(254,027)

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Acquisitions and impairments/dispositions of ownership interests in Partner Companies – (Continued)

Cost Method Companies

         The Company’s original cost basis of Partner Companies accounted for by the cost method was $74.8 million and $140.4 million at December 31, 2001 and 2000, respectively.

         The Company recorded $64.9 million, $55.9 million and $8.1 million in impairment charges during the year ended December 31, 2001, 2000 and 1999, respectively, related to cost method Partner Companies for which it has been determined that the Company will not be able to recover its full investment. Impairment charges related to cost method companies have been included in the Consolidated Statements of Operations as a component of “Other income (loss), net”.

3. Fixed Assets

         Fixed assets consists of the following for the Company and its Consolidated Subsidiaries:

	As of December 31,

	2001	2000

	(in thousands)
Computer equipment and software, office equipment and furniture	$48,865	$50,925

Construction in progress	—	324

Leasehold improvements	6,766	7,517

	55,631	58,766

Less: accumulated depreciation and amortization	(30,178)	(13,398)

	$25,453	$45,368

4. Derivative Financial Instruments

         In September 2001, the Company entered into a variable share forward contract to hedge 1.8 million shares of its holdings of i2 Technologies, Inc. (“i2”) common stock. In addition, as of December 31, 2001 the company held approximately 460,000 shares of i2 in escrow that have not been hedged. At December 31, 2001 the Company’s holdings of i2 and related forward contract was valued at $16.1 million. Based on the terms of the contract the i2 forward contract and related shares will be worth a minimum of $9.7 million or $5.38 per share and a maximum of $20.2 million or $11.23 per share at maturity in September 2003. In March 2000, the Company entered into three cashless collar agreements (the “Equity Collars”) to hedge forecasted sales of its holdings of Ariba, Inc. (“Ariba”) common stock. The Equity Collars were terminated in December 2000, March 2001 and December 2001. The Equity Collars and forward contract limit the Company’s exposure to and benefits from price fluctuations in the underlying equity securities. The Company has designated the Equity Collars and forward contract as cash flow hedges and recorded the Equity Collars and forward contract at their estimated fair value, with unrealized gains and losses resulting from changes in fair value recorded as a component of “Accumulated other comprehensive loss” and changes due to the ineffectiveness of these instruments in “Other income (loss), net”. Unrealized gains and losses as a result of these instruments are recognized in the Consolidated Statements of Operations when the underlying hedged item is extinguished or otherwise terminated.

         The fair value of warrants issued to the Company by Partner Companies, which are derivative instruments, are recorded on the Consolidated Balance Sheet at issuance in “Ownership interests in Partner Companies” and are valued using the Black-Scholes method. Changes in the fair value of the warrants are recorded to “Other income (loss), net”.

         The adoption of SFAS No. 133 resulted in recording $7.9 million of decline in fair value of warrants held in Partner Companies to “Cumulative effect of change in accounting principle” in the Consolidated Statement of Operations as of January 1, 2001. The fair value of warrants held in Partner Companies was $53.7 million on January 1, 2001. During the year ended December 31, 2001, the Company acquired additional warrants from Partner Companies in connection with the acquisition of ownership interests in and advances to Partner Companies and the issuance of a letter of credit to secure debt financing for a Partner Company. The estimated fair value of these warrants upon issuance was approximately $13.1 million. Estimated losses on the fair value of all outstanding warrants for year ended December 31, 2001, was approximately $53.9 million. During 2001, we exercised warrants which had a value of $4.4 million. As part of the Company’s sale of certain partner companies, the Company’s warrants in these companies were sold, which had a value of $6.4 million and were included in the calculation of the Company’s loss on sale. The estimated fair value of warrants held in Partner Companies was approximately $2.1 million at December 31, 2001.

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. Available-for-Sale Securities

         At December 31, 2001 and 2000 available-for-sale securities represent the Company’s holdings in publicly traded cost method Partner Companies, marketable equity securities and related hedges. The cost, unrealized holding gains/(losses), and fair value of available-for-sale securities at December 31, 2001 and 2000 were as follows:

		Unrealized Holding
		Gains/
	Cost	(Losses)	Fair Value

		(in thousands)
2001

i2 Technologies	$15,791	$287	$16,078

Divine, Inc. common stock	2,033	(996)	1,037

Other equity securities	56	218	274

	$17,880	$(491)	$17,389

2000

Ariba common stock	$235,309	$(71,323)	$163,986

Onvia common stock	45,613	(31,113)	14,500

Other equity securities	28,452	(9,051)	19,401

	$309,374	$(111,487)	$197,887

6. Debt

         In December 1999, the Company issued $566.3 million of convertible subordinated notes. The notes bear interest at an annual rate of 5.5% and mature in December 2004. The notes are convertible at the option of the holder, at any time on or before maturity into shares of the Company’s common stock at a conversion price of $127.44 per share, which is equal to a conversion rate of 7.8468 shares per $1,000 principal of notes. Additionally, the notes may be redeemed by the Company if the Company’s closing stock price exceeds 150% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days. The conversion rate is subject to adjustment.

         In November 2001, the Company purchased and extinguished $120.2 million face value of convertible subordinated notes for $35.5 million in cash. The purchase resulted in an extraordinary gain from the extinguishment of debt in the amount of $51 million, net of related deferred tax expense of $30.0 million, that is included in the Company’s Consolidated Statement of Operations for the year ended December 31, 2001.

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. Debt – (Continued)

         The Company recorded interest expense of $29.7 million relating to these notes during the year ended December 31, 2001, with interest payments due semi annually through December 21, 2004. Issuance costs of $18.3 million were recorded in other assets and are being amortized as interest expense over the term of the notes using the effective interest method. In connection with the Company’s early extinguishment of debt noted above, approximately $2.5 million of these issuance costs were immediately expensed and included in the computation of the extraordinary gain.

Loan and Credit Agreements

         On August 9, 2001, the Company entered into a loan agreement (the “loan Agreement”) with PNC Bank to provide for the issuance of letters of credit including those outstanding under the Company’s previous credit facility that was terminated upon execution of the Loan Agreement. The Loan Agreement provides for issuances of letters of credit up to $15 million subject to a cash secured borrowing base as defined by the agreement. Issuance fees of .25% per annum of the face amount of each letter of credit will be paid to PNC Bank subsequent to issuance. The Loan Agreement also is subject to a .125% per annum unused commitment fee payable to the bank quarterly. As of December 31, 2001, $8.6 million in letters of credit assumed from the Company’s credit facility were outstanding under the agreement which has been reported as restricted cash on the Consolidated Balance Sheet.

Long-Term Debt

         The Company’s long-term debt of $33.4 million relates to its Consolidated Partner Companies and primarily consists of secured notes due to stockholders and outside lenders of CommerceQuest, OnMedica, OneCoast and Logistics.com and capital lease commitments.

	Amount	Maturities	Interest Rates

	(in thousands)
Bank debt	$3,250	2002	Prime + 1.75%

Notes payable	28,839	2002-2008	5.5% - 15%

Capital leases	1,343	2002-2005	8.95% - 12%

	33,432

Current maturities	(17,156)

Long term debt	$16,276

7. Restructuring

         In 2001 and 2000, the Company effected a restructuring plan designed to reduce its cost structure by closing and consolidating four offices, disposing of fixed assets, and reducing its workforce. In 2001, the Company recorded $32.9 million in restructuring charges, primarily consisting of additional employee severance and office closure costs related to a further reduction in the workforce. Three of the Company’s consolidated Partner Companies recorded restructuring charges totaling $24.2 million in 2001. These charges primarily represent $8.3 million of cash severance and $15.9 million of non-cash severance. In 2000, the Company recorded a restructuring charge of $25.9 million, consisting of $7.4 million of office closure costs (of which $6.4 million was a non-cash charge related to fixed asset disposals in 2000), $6.0 million of cash severance (of which $1.7 million was paid in 2000) and $12.5 million in non-cash severance, principally acceleration of stock options. The restructuring costs include the estimated costs to close primarily four offices including costs to fulfill the Company’s obligations under signed lease contracts and the write-off of leasehold improvements. Employee severance and related benefits include the estimated costs of cash severance and non-cash charges for the acceleration of stock options and forgiveness of interest on employee stock option loans. Cash severance was paid in a lump sum or over the shorter of a six month period or until new employment. These charges are included in “Impairment related and other” in the Consolidated Statements of Operations.

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. Restructuring – (Continued)

         Restructuring activity is summarized as follows:

					Non-cash
	Accrual at		Acquired		items	Accrual at
	December 31,	Restructuring	during the	Cash	expensed	December 31,
	2000	Charge	Period	Payments	immediately	2001

	(in thousands)
Restructuring – 2001

Office closure cost	$—	$19,884	$174	$(3,900)	$(4,198)	$11,960

Employee severance and related benefits	—	37,220	482	(13,906)	(20,725)	3,071

	—	57,104	656	(17,806)	(24,923)	15,031

Restructuring – 2000

Office closure costs	992	—	—	(789)	—	203

Employee severance and related benefits	4,299	—	—	(4,299)	—	—

	5,291	—	—	(5,088)	—	203

	$5,291	$57,104	$656	$(22,894)	$(24,923)	$15,234

8. Segment Information

         The Company’s reportable segments using the “management approach” under SFAS No. 131, “Disclosures About Segments of a Business Enterprise and Related Information” consist of two operating segments, the Core Operating Segment and the Emerging Operating Segment. The Core Operating Segment includes those Partner Companies in which the Company’s management takes an active role in providing strategic direction and management assistance. The Emerging Operating Segment includes investments in Partner Companies that are managed to provide the greatest near term stockholder value. The Company’s and Partner Companies’ operations were principally in the United States of America during all periods presented.

         In periods prior to the fourth quarter of 2001, the Company’s segments were composed of Partner Company Operations and General ICG Operations. All prior periods have been restated to reflect this change in the composition of the Company’s reporting segments. The development of the Core and Emerging Segments was based on Partner Companies in the Company’s network in the fourth quarter of 2001. As a result, the Partner Companies included within the segments are consistently the same 47 companies for 2001, 2000 and 1999. The dispositions column includes the results for Partner Companies which were disposed of before the new segments were developed. The most significant individual Partner Companies’ revenues and net loss related to these dispositions were as follows: RightWorks, revenues of $15.2 million and $19.4 million and net losses of $135.8 million and $227.6 million in 2001 and 2000, respectively; PaperExchange.com, revenues of $4.4 million and $12.6 million and net losses of $15.6 million and $41.1 million in 2001 and 2000, respectively; and Breakaway Solutions, revenues of $14.7 million in 1999 and net losses of $60.9 million, $86.2 million, and $10.6 million in 2001, 2000, and 1999, respectively.

         The following summarizes the unaudited selected financial information related to the Company’s segments. Each segment includes the results of the Company’s Consolidated Partner Companies and records the Company’s share of earnings and losses of Partner Companies accounted for under the equity method of accounting and captures our basis in the assets of all of the Company’s Partner Companies. All significant intersegment activity has been eliminated and assets are either owned by or allocated to each operating segment. The measure of segment net loss reviewed by the Company’s chief operating decision maker does not include items such as impairment related charges, income taxes, extraordinary items and accounting changes, which are reflected as other reconciling items in the information which follows.

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. Segment Information – (Continued)

2001

Selected data:	(in thousands)

				Reconciling Items

			Total				Consolidated
	Core	Emerging	Segments	Dispositions	Corporate	Other	Results

Revenues	$99,179	$2,936	$102,115	$22,855	$—	$(1,295)	$123,675

Cost of revenue	(70,801)	(2,073)	(72,874)	(20,888)	—	—	(93,762)

Selling, general and administrative	(105,503)	(14,988)	(120,491)	(71,612)	(37,587)	1,295	(228,395)

Amortization of goodwill and other intangibles	(82,008)	(7,708)	(89,716)	(69,004)	—	—	(158,720)

Equity loss – share of losses	(276,974)	(55,230)	(332,204)	(125,243)	—	—	(457,447)

Equity loss – goodwill amortization	(90,568)	(28,230)	(118,798)	(22,516)	—	—	(141,314)

Net loss	(600,606)	(128,134)	(728,740)	(316,713)	(108,617)	(1,175,045) *	(2,329,115)

Assets	300,465	83,834	384,299	—	286,998	—	671,297

Capital expenditures	(3,875)	(184)	(4,059)	(2,895)	(348)	—	(7,302)

2000

Selected data:	(in thousands)

				Reconciling Items

			Total				Consolidated
	Core	Emerging	Segments	Dispositions	Corporate	Other	Results

Revenues	$8,506	$2,979	$11,485	$33,770	$—	$(2,320)	$42,935

Cost of revenue	(24,896)	(1,615)	(26,511)	(22,615)	—	220	(48,906)

Selling, general and administrative	(53,766)	(9,441)	(63,207)	(80,919)	(78,728)	1,266	(221,588)

Amortization of goodwill and other intangibles	(33,742)	(8,113)	(41,855)	(212,675)	—	—	(254,530)

Equity loss – share of losses	(222,346)	(90,851)	(313,197)	(204,327)	—	834	(516,690)

Equity loss – goodwill amortization	(162,382)	(24,261)	(186,643)	(112,655)	—	—	(299,298)

Net income (loss)	(507,106)	(136,473)	(643,579)	(628,395)	(135,860)	747,921*	(659,913)

Assets	1,114,289	244,598	1,358,887	1,554,421	423,910	—	3,337,218

Capital expenditures	(18,582)	(2,543)	(21,125)	(19,349)	(11,463)	—	(51,937)

8. Segment Information – (Continued)

1999

Selected data:	(in thousands)

				Reconciling Items

			Total			Consolidated
	Core	Emerging	Segments	Dispositions	Corporate	Other	Results

Revenues	$1,750	$—	$1,750	$14,786	$—	$—	$16,536

Cost of revenue	(727)	—	(727)	(7,429)	—	—	(8,156)

Selling, general and administrative	(3,635)	—	(3,635)	(18,582)	(17,690)	—	(39,907)

Amortization of goodwill and other intangibles	(609)	—	(609)	(2,709)	—	—	(3,318)

Equity loss – share of losses	(37,472)	(25,561)	(63,033)	(9,218)	—	—	(72,251)

Equity loss – goodwill amortization	(7,953)	(6,823)	(14,776)	(5,072)	—	—	(19,848)

Net income (loss)	(48,992)	(32,384)	(81,376)	(28,068)	(17,723)	97,390*	(29,777)

Assets	211,424	75,900	287,324	305,860	1,457,200	—	2,050,384

Capital expenditures	(47)	—	(47)	(3,515)	(3,558)	—	(7,120)

*	Other reconciling items to income are as follows:

	2001	2000	1999

Impairment related and other (Note 2)	$(1,275,941)	$(348,597)	$(8,097)

Income tax benefit	42,147	318,317	23,722

Minority interest	139,389	95,341	6,026

Extraordinary gain on extinguishment of debt	51,036	—	—

Cumulative effect of change in accounting principle	(7,886)	—	—

Other income (loss) (Note 16)	(123,790)	682,860	75,739

	$(1,175,045)	$747,921	$97,390

9. Parent Company Financial Information

         Parent company financial information is provided to present the financial position and results of operations of the Company as if the Partner Companies accounted for under the consolidation method of accounting were accounted for under the equity method of accounting for all applicable periods presented. The Company’s share of the consolidated Partner Companies’ losses is included in “Equity loss” in the Parent Company Statements of Operations for all periods presented based on the Company’s ownership percentage in each period. The carrying value of the consolidated companies as of December 31, 2001, 2000 and 1999 is included in “Ownership interests in Partner Companies” in the Parent Company Balance Sheets.

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. Parent Company Financial Information – (Continued)

Parent Company Balance Sheets

	As of December 31,

	2001	2000	1999

	(in thousands)
Assets

Current assets	$238,402	$170,952	$1,332,803

Ownership interests in Partner Companies	253,082	2,468,723	571,706

Available for sale securities and other	37,916	250,536	125,166

Total assets	$529,400	$2,890,211	$2,029,675

Liabilities and stockholders’ equity

Current liabilities	$32,352	$51,435	$43,204

Non-current liabilities	446,061	565,974	566,250

Stockholders’ equity	50,987	2,272,802	1,420,221

Total liabilities and stockholders’ equity	$529,400	$2,890,211	$2,029,675

Parent Company Statements of Operations

	Year Ended December 31,

	2001	2000	1999

	(in thousands)
Revenue	$—	$—	$—

Operating expenses

General and administrative	37,587	78,728	17,690

Stock-based compensation	14,377	7,104	5,699

Impairment related and other	32,862	25,919	—

Research and development	—	22,548	—

Total operating expenses	84,826	134,299	23,389

	(84,826)	(134,299)	(23,389)

Other income, net	(188,712)	626,956	67,642

Interest income (expense), net	(23,791)	(1,561)	5,666

Income before income taxes and equity loss	(297,329)	491,096	49,919

Income taxes	42,147	318,317	23,722

Equity loss	(2,117,083)	(1,469,326)	(103,418)

Net loss before extraordinary gain and change in accounting principle	(2,372,265)	(659,913)	(29,777)

Extraordinary gain on extinguishment of debt	51,036	—	—

Cumulative effect of change in accounting principle	(7,886)	—	—

Net loss	$(2,329,115)	$(659,913)	$(29,777)

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Parent Company Statements of Cash Flows

	Year ended December 31,

	2001	2000	1999

	(in thousands)
Operating Activities

Net loss	$(2,329,115)	$(659,913)	$(29,777)

Adjustments to reconcile net loss to net cash used in operating activities

Depreciation and amortization	1,872	2,442	859

Purchased in process research and development	—	11,470	—

Impairment related and other	9,014	25,919	—

Stock-based compensation	14,377	7,104	5,699

Equity loss	2,117,083	1,469,326	103,418

Other income	188,712	(626,956)	(67,636)

Deferred taxes	(42,147)	(318,317)	(23,722)

Extraordinary gain on extinguishment of debt	(51,036)	—	—

Cumulative effect of change in accounting principle	7,886	—	—

Change in assets and liabilities, net of effect of acquisitions:

Restricted cash	(9,729)	—	—

Accounts receivable, net	1,373	(1,561)	—

Prepaid expenses and other assets	4,843	(10,534)	(23,382)

Accounts payable	(5,976)	102	5,344

Accrued expenses	1,476	10,653	3,844

Deferred revenue	—	100	—

Other liabilities	—	180	—

Net cash used in operating activities	(91,367)	(89,985)	(25,353)

Investing Activities

Capital expenditures	(348)	(11,463)	(3,558)

Proceeds from sales of available-for-sale securities	182,500	179,606	2,496

Proceeds from sales of ownership interests in Partner Companies	168,270	35,310	3,506

Acquisitions of ownership interests in Partner Companies, net	(162,265)	(1,300,812)	(373,657)

Other advances	—	—	(12,850)

Purchase of short-term investments	—	(10,057)	—

Proceeds from maturities of short-term investments	95	—	—

Net cash (used in) provided by in investing activities	188,252	(1,107,416)	(384,063)

Financing activities

Issuance of common stock, net	851	7,206	1,077,405

Proceeds from convertible subordinated notes	—	—	656,250

Repurchase of convertible subordinated notes	(35,456)	—	—

Line of credit borrowings	—	—	25,000

Line of credit repayment	—	—	(25,000)

Distribution to former LLC members	—	—	(10,676)

Advances to employees	—	—	(8,181)

Repayment of loans from employees	3,342	13,588	—

Other	6	—	—

Net cash (used in) provided by financing activities	(31,257)	20,794	1,714,798

Net Increase (Decrease) in Cash and Cash Equivalents	65,628	(1,176,607)	1,305,382

Cash and cash equivalents at beginning at period	149,953	1,326,560	21,178

Cash and Cash Equivalents at End of Period	$215,581	$149,953	$1,326,560

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. Stockholders’ Equity

         During 2000, the Company increased its authorized capital stock to 2,000,000,000 shares of common stock, par value $.001 per share. The holders of common stock are entitled to one vote per share and are entitled to dividends as declared.

         Dividends may be restricted by the inability to liquidate ownership interests in Partner Companies to fund cash dividends and may be subject to the preferential rights of the holders of the Company’s preferred stock, if any. No cash dividends have been declared to date and may not be declared for the foreseeable future.

         The Company may establish one or more classes or series of preferred stock. The holders of the preferred stock may be entitled to preferences over common stock or shareholders with respect to dividends, liquidation, dissolution, or winding up of the Company, as established by the Company’s Board of Directors. At December 31, 2001 and 2000, 10,000,000 shares of preferred stock were authorized; no shares have been issued.

         Certain stockholders were granted registration rights and piggyback rights which were effective after completion of the Company’s public offering in August 1999.

         Stockholders’ equity contributions are recorded when received. The Company issued 31,980,000 shares of common stock for net proceeds of $32 million in 1999. These shares had been subscribed at December 31, 1998.

     Stockholder Rights Plan

         During 2000 the Company enacted a stockholder rights plan. Under the stockholder rights plan, preferred stock purchase rights were distributed as a dividend at the rate of one right for each share of Common Stock outstanding as of the close of business on December 6, 2000. Each right entitles the holder to purchase from the Company one ten-thousandth of a share of Series A Junior Participating Preferred Stock of the Company at an exercise price of $100 per right. The rights attached to the Company’s Common Stock are not currently exercisable. The rights become exercisable and will separate from the Common Stock (1) ten calendar days after a person or group acquires, or announces the intent to acquire, beneficial ownership of 15% or more of the Company’s Common Stock, or (2) ten business days (or a later date following such announcement if determined by the Board of Directors of the Company in accordance with the plan) after the announcement of a tender offer or an exchange offer to acquire 15% or more of the Company’s outstanding Common Stock.

         The rights are redeemable for $.0001 per right at the option of the Company’s Board of Directors at any time prior to the close of business on the tenth business day after the announcement of a stock acquisition event described above. If not redeemed, the rights will expire on November 22, 2010. Prior to the date upon which the rights would become exercisable under the plan, the Company’s outstanding stock certificates will represent both the shares of Common Stock and the rights, and the rights will trade only with the shares of common stock.

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

     Common Stock Issued for Acquisitions

         During 2001, 2000 and 1999, the Company issued 2,664,904, 22,584,094 and 1,886,539 shares of common stock for acquisitions of Partner Companies. These transactions resulted in recording increases to additional paid-in capital of $2.1 million, $1.6 billion and $172 million, respectively (see Note 2).

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. Stockholders’ Equity – (Continued)

     Secondary Offering

         In December 1999, the Company completed its secondary offering of common stock and convertible subordinated notes. The Company sold 6,900,000 shares of its common stock at $108.00 per share. Just prior to and concurrent with the secondary offering, the Company completed private placements of 609,533 shares and 648,147 shares of its common stock at $82.02 and $108.00 per share, respectively. Net proceeds to the Company from these transactions aggregated $831.0 million (net of underwriters’ commission and offering expenses of $34.2 million).

     Initial Public Offering

         In August 1999, the Company completed its initial public offering (“IPO”) of 30,620,000 shares of its common stock at $6.00 per share. Concurrently, the Company completed a private placement of 7,500,000 shares of its common stock at $6.00 per share. Net proceeds to the Company from these transactions aggregated $209.5 million (net of underwriters’ commission and offering expenses of $19.2 million).

     Convertible Subordinated Notes

         In May 1999, the Company issued $90 million of convertible subordinated notes, which converted to 14,999,732 shares of the Company’s common stock upon the completion of the Company’s initial public offering in August 1999. In connection with the conversion of these notes, all accrued interest was waived and reclassed to additional paid-in-capital and the Company issued 3,000,000 warrants to purchase the Company’s common stock at $6 per share (the IPO price) through May 2002, which, if exercised, will increase additional paid-in capital. The warrants may also be exercised by a cashless exercise or net issue, whereby a portion of the warrants are forfeited based upon an average fair market price in place of cash. Through December 31, 2001, 1,620,754 shares of the Company’s common stock were issued in connection with warrant exercises.

     Tax Distribution

         In March 1999 the Company made a distribution of $10.7 million to former LLC members in accordance with the LLC agreements to satisfy the members’ tax liabilities.

11. Stock Option Plans

         Incentive or non-qualified stock options may be granted to Company employees, directors and consultants under the Membership Profit Interest Plan (“MPI”), the 1999 Equity Compensation Plan (“1999 Plan”) or the Logistics Plan (“Logistics Plan”) (together the “Plans”). Generally, the grants vest over a two to five year period and expire eight to ten years after the date of grant. At December 31, 2001, the Company reserved approximately 3.5 million shares of common stock under the Plans, for possible future issuance. Most Partner Companies also maintain their own stock option plans.

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. Stock Option Plans – (Continued)

         The following table summarizes the activity of the Company’s stock option plans:

	Shares	Weighted Average Exercise Price

Outstanding at December 31, 1998	12,238,000	$1.00

Options granted	28,995,500	6.82

Options exercised	(35,991,500)	2.26

Options canceled/forfeited	(69,000)	2.44

Outstanding at December 31, 1999	5,173,000	23.74

Options granted	30,535,111	39.63

Options exercised	(340,087)	3.04

Options canceled/forfeited	(6,185,636)	61.34

Outstanding at December 31, 2000	29,182,388	32.66

Options granted	14,420,500	1.74

Options exercised	(663,333)	1.27

Options canceled/forfeited	(22,422,262)	33.70

Outstanding at December 31, 2001	20,517,293	$11.46

         At December 31, 2001, 2000 and 1999 there were 5,094,231, 27,401,748 and 4,688,000 options exercisable at $16.38, $32.76 and $24.62 per share under the plans, respectively.

         The following table summarizes information about stock options outstanding at December 31:

				Weighted Average		Weighted Average		Weighted Average
			Number	Remaining	Number	Remaining	Number	Remaining
			Outstanding	Contractual Life	Outstanding	Contractual Life	Outstanding	Contractual Life
Exercise Price			at 2001	(in years)	at 2000	(in Years)	at 1999	(in Years)

$0.50	—	$5.00	13,422,926	8.4	7,581,412	8.7	3,353,000	9.2

$5.01	—	$15.00	3,504,154	8.9	7,864,200	9.3	4,000	9.6

$15.01	—	$50.00	2,238,339	8.5	6,781,144	8.0	20,000	9.8

$50.01	—	$110.50	1,351,874	8.1	6,955,632	9.7	1,796,000	9.9

			20,517,293		29,182,388		5,173,000

         In addition to the above stock option grants in 2001, the Company issued 9,135,600 shares of restricted stock to employees during 2001. Recipients of restricted stock do not pay any cash consideration to the Company for the shares, have the right to vote all shares subject to such grant, and receive all dividends with respect to such shares, whether or not the shares have vested. Compensation expense is recognized on a straight line basis over the vesting period. During the year ended December 31, 2001, the company recorded $9.7 million of compensation expense related to the grant of restricted stock to employees. The restricted stock is subject to approximate pro-rata vesting on May 12, 2002 and August 13, 2003. The value of the restricted stock at the date of grant of $16.1 million was recorded as deferred compensation and is being amortized over the vesting period. Additionally, the Company committed to grant 1,235,000 shares of restricted stock that were not issued as of December 31, 2001.

         In April through July 1999 the Company’s Compensation Committee of the Board of Directors authorized the acceptance of full recourse promissory notes totaling $79.8 million from its employees and a director as consideration for exercising all or a portion of their vested and unvested stock options issued under the 1999 Equity Compensation Plan (a total of 35,991,500 shares of common stock were issued in connection with these exercises). As of December 31, 2001 $31.2 million in notes receivable from employees is recorded as a reduction of Stockholders’ Equity to offset the increase in additional paid-in

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. Stock Option Plans – (Continued)

capital. The Company has the right, but not the obligation, to repurchase unvested shares under certain circumstances. The exercise of unvested options by the employees and director and the acceptance of promissory notes by the Company was in accordance with the terms of the Company’s equity compensation plans and related option agreements. The Company’s Compensation Committee of the Board of Directors also approved loaning employees the funds, under the terms of full recourse promissory notes, to pay the income taxes that become due in connection with the option exercises. During December 2001, the Company’s Compensation Committee of the Board of Directors approved modifying the promissory notes to partial recourse, modifying the interest rates to current market rates and accelerating the vesting on the underlying options.

         During 2001 and 2000, the Company exercised its rights to repurchase a total of 11,763,650 shares at cost in exchange for cancellation of the associated promissory notes totaling $30.8 million upon the termination of the employee noteholders.

         Included in the 2000 option grants are 188,750 stock options to non-employees. The fair value of these options of $6.7 million was recorded as deferred compensation in 2000 and is being amortized over the vesting period. The fair value of these options was determined using the Black-Scholes method assuming a volatility range of approximately 100-150%, a dividend yield of 0%, a contractual option life of 10 years, and risk-free interest rates ranging from 5.4-5.7%.

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

         The Company applies APB 25 and related interpretations to account for its stock option plans. Had compensation cost been recognized pursuant to SFAS 123, the Company’s net income (loss) would have been as follows (unaudited):

	Year Ended December 31,

	2001	2000	1999

		(in thousands)
Net loss

As reported	(2,329,115)	$(659,913)	$(29,777)

SFAS 123 pro forma	(2,379,060)	$(870,700)	(41,499)

Net loss per share As reported	(8.37)	$(2.40)	$(.15)

SFAS 123 pro forma	(8.55)	$(3.17)	$(.21)

         The per share weighted-average fair value of options issued by the Company during 2001, 2000 and 1999 was $1.20, $33.89 and $3.94, respectively.

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. Stock Option Plans – (Continued)

         Prior to its initial public offering, the Company used the minimum value method to value option grants to employees using a 5.2% to 5.5% risk-free interest rate, an expected life of 5 years, and no dividend yield. The following assumptions were used to determine the fair value of stock options granted to employees by the Company following its initial public offering through December 31, 2001:

	Year Ended December 31,

	2001	2000	1999

Volatility	60.21 – 77.17%	96 – 156.5%	0-101.5%

Average expected option life	5 years	5 years	5 years

Risk-free interest rate	5.78 – 6.68%	5.2 – 6.74%	5.2-5.5%

Dividend yield	0.0%	0.0%	0.0%

         The Company also includes its share of its Partner Companies SFAS 123 pro forma expense in the Company’s SFAS 123 pro forma expense. The methods used by the Partner Companies included the minimum value method for private Partner Companies and the Black-Scholes method for public Partner Companies with assumptions between 2 to 6 years for average expected option life, 4.0% to 6.75% for risk-free interest rate, no dividend yield, and volatility up to 165%.

12. Income Taxes

         Total income tax expense (benefit) was allocated as follows:

	Year Ended December 31,

	2001	2000

	(in thousands)
Loss from continuing operations	$(45,474)	$(327,255)

Extraordinary Item	29,973	—

Total	$(15,501)	$(327,255)

         The provision for income tax expense (benefit) consists of:

	Year Ended December 31,

	2001	2000

	(in thousands)
Current	$49	$428

Deferred	(15,550)	(327,683)

Total	$(15,501)	$(327,255)

         The current expense consists of foreign income taxes.

         At December 31, 2001, the Company had net operating loss carry forwards of $289.4 million which may be used to offset future taxable income. Approximately $121.4 million of these carry forwards are subject to limitations on their utilization due to ownership changes experienced by certain consolidated Partner Companies. These carry forwards expire between 2008 and 2021.

         A valuation allowance has been provided for the Company’s net deferred tax asset as management believes, after evaluating all positive and negative evidence, historical and prospective, that it is more likely than not that these benefits will not be realized.

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. Income Taxes – (Continued)

         The Company’s net deferred tax asset (liability) consists of the following:

	As of December 31,

	2001	2000

	(in thousands)
Net operating loss carry forward	$107,068	$50,862

Capital loss carry forward	94,382	—

Tax credit carry forward	1,233	—

Other comprehensive income	182	39,553

Reserves and accruals	5,077	4,232

Other, net	1,735	(139)

Partner Company basis difference	433,481	(67,154)

Stock compensation	(1,444)	(299)

Intangible assets	12,338	(2,967)

Valuation allowance	(654,052)	—

Net deferred tax asset (liability)	$—	$24,088

         The effective tax rate differs from the federal statutory rate as follows:

	As of December 31,

	2001	2000

Tax benefit at statutory rate	(35.0)%	(35.0)%

Stock-based compensation	0.2%	0.6%

Non-deductible expenses and other	0.4%	0.9%

In process research and development	—	0.4%

Amortization of goodwill	4.6%	2.6%

Foreign and state taxes, net	—	(1.7)%

Consolidated subsidiaries provision	(0.1)%	(1.0)%

Losses not benefited	1.3%	—

Valuation allowance	27.9%	—

	(0.7)%	(33.2)%

13. Related Parties

         The Company provides strategic and operational support to its Partner Companies in the normal course of its business. These services are generally provided by the Company’s employees, members of its Advisory Board and Board of Directors and outside consultants. The costs related to employees are paid by the Company and are reflected by the Company in general and administrative expenses. Members of the Company’s Advisory Board and Board of Directors are generally compensated with stock options in the Company which are accounted for in accordance with Statement of Financial Accounting Standards No. 123 with any expense related to these options included in stock-based compensation. The costs of outside consultants are generally paid directly by the Partner Company.

         The Company entered into various cost sharing arrangements with the same principal stockholder during 2001, 2000 and 1999, whereby the Company reimbursed, under fair market terms, this stockholder for certain operational expenses. The amounts incurred for such items were $0.6 million, $1.0 million and $0.3 million in 2001, 2000 and 1999, respectively.

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. Related Parties – (Continued)

         The Company paid $11.1 million to a Partner Company during 2000 for research and development projects principally relating to the development of a technology platform to allow market makers to conduct business-to-business transactions.

         The Company provided executive recruiting services to its Partner Companies in the normal course of business. These services were provided by the Company’s employees and were billed under fair market terms. During 2001, 2000 and 1999, Partner Companies incurred costs of $0.8 million, $6.2 million and $1.2 million, respectively, payable to the Company, and $0.1 million, $0.3 million and $0.8 million, respectively, is included in accounts receivable, net, on the Company’s Consolidated Balance Sheets related to these services.

14. Other supplemental non-cash financing and investing activities

         Interest paid in 2001, 2000, and 1999 was $40.7 million, $33.2 million and $0.2 million, respectively.

         No income taxes were paid in 2001, 2000 or 1999 as the Company had a net loss.

15. Defined Contribution Plan

         The Company and its consolidated subsidiaries maintain defined contribution plans covering substantially all of its employees. Participants may contribute 1% to 15% of pre-tax compensation, as defined. Discretionary contributions to the plans can be made but none have been made to date.

16. Other Income

         Other income (loss), net consists of the effect of transactions and other events incidental to the Company’s ownership interests in its Partner Companies and its operations in general.

	Year Ended December 31,

	2001	2000	1999

	(in thousands)
Sales of available-for-sale securities	$(80,025)	$(44,005)	$4,770

Partner Company impairment charges (Note 2)	(64,922)	(55,904)	(8,097)

Loss on Partner Company warrants (Note 4)	(53,933)	—	—

Loss on transfer of Onvia.com from available-for-sale	(27,434)	—	—

Sales of ownership interests in Partner Companies	24,489	480,840	2,942

Issuance of stock by public Partner Companies	6,267	246,055	68,021

Other	4,743	241	(252)

	$(190,815)	$627,227	$67,384

         During the year ended December 31, 2001, the Company sold approximately 1.5 million shares of Ariba, Inc. and approximately 2.2 million shares of i2 Technologies, Inc. for $179.4 million in cash proceeds resulting in a net loss of $74.0 million. During the year ended December 31, 2000, the Company sold approximately 1.4 million shares of Ariba, Inc. and approximately 0.2 million shares of i2 Technologies, Inc. for $180.1 million in cash proceeds resulting in a loss of $78.3 million from Ariba, Inc. and a gain of $34.5 million from i2 Technologies, Inc. During the years ended December 31, 2001 and 2000, the Company sold shares of other available for sale securities resulting in losses of $6 million and $0.2 million, respectively.

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16. Other Income – (Continued)

         Due to Onvia.com’s stock repurchase program in March 2001, the Company’s interest in Onvia.com increased to greater than 20%. On the date the Company’s ownership interest increased to greater than 20%, the Company transferred its interest in Onvia.com from available-for-sale securities to ownership interests in Partner Companies, resulting in the recognition of a loss of $27.4 million.

         During the years ended December 31, 2001, 2000 and 1999, the Company sold its ownership interests in various Partner Companies in exchange for cash, available-for-sale securities, additional ownership interest in existing Partner Companies and contingent consideration. Significant gains resulted from the sale of Tradex in exchange for 2.9 million shares of Ariba, Inc. ($449.3 million in 2000), the sale of Centrimed for $30.7 million in cash and other consideration ($3.1 million in 2001 and $25.3 million in 2000), the sale of Courtlink for $14.6 million in cash and $2.9 million in contingent consideration ($14.3 million in 2001), the sale of Servicesoft in exchange for 1.3 million shares of Broadbase Software ($6.5 million in 2000) and the sale of buy.co.uk Limited in exchange for additional ownership in an existing Partner Company ($7.3 million in 2001).

         The Company’s share of net equity of Verticalnet, Breakaway Solutions, Universal Access and Onvia.com changed as a result of the Partner Company issuing additional shares for acquisitions and other purposes. These increases/decreases adjusted the Company’s carrying values and resulted in non-operating gains/losses for the periods indicated in accordance with the company’s accounting policy. Verticalnet’s issuances resulted in a $6.9 million loss in 2001, a $227.9 million gain in 2000 and a $50.7 million gain in 1999. Universal Access’ issuances resulted in a $7.5 million gain in 2001 and a $0.8 million gain in 2000. Onvia’s issuances resulted in a $4.8 million gain in 2001. Breakaway Solutions’ issuances resulted in a $24.3 million gain in 2000 and a $17.3 million gain in 1999.

17. Commitments and Contingencies

         The Company and its consolidated subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the amount of the ultimate liability with respect to these actions will not materially affect the financial position, results of operations or cash flows of the Company and its subsidiaries.

         As of December 31, 2001, the Company guaranteed $24.3 million of bank loan and other commitments, in connection with its ownership interests in certain Partner Companies, and has committed capital of $38.7 million to be funded subsequent to December 31, 2001.

         The Company and its consolidated subsidiaries lease their facilities under operating lease agreements expiring through 2006. Future minimum lease payments as of December 31, 2001 under the leases are as follows:

(in thousands)
2002	$26,219

2003	19,741

2004	12,406

2005	6,058

2006	2,227

Thereafter	$2,838

         Rent expense under the non-cancelable operating leases was $9.1 million in 2001, $9.5 million in 2000, $.4 million in 1999.

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17. Commitments and Contingencies – (Continued)

         Included in the above lease agreements are leases regarding one Partner Company that leases office space and equipment under non-cancelable operating leases expiring through February 2006. Additionally, the Partner Company leases equipment and automobiles to lease to customers. When leasing on behalf of its customers, the company simultaneously enters into a lease with the vendor and a lease with the customer (“Pass-through leases”). Pass-through lease income and expenses are recorded on a net basis as revenue in the accompanying statements of operations. The Partner Company had $28.1 million in future minimum pass-through leases which expire in 2004.

         Because many of its Partner Companies are not majority-owned subsidiaries, changes in the value of the Company’s interests in Partner Companies and the income or loss and revenue attributable to them could require the Company to register under the Investment Company Act unless it takes action to avoid being required to register. However, the Company believes it can take steps to avoid being required to register under the Investment Company Act, which would not adversely affect its operations or stockholder value.

         If a certain consolidated Partner Company achieves a fair market value in excess of $1.0 billion, the Company will be obligated to pay, in cash or the Company’s common stock at the Company’s option, 4% of the Partner Company’s fair market value in excess of $1.0 billion, up to a maximum of $70 million of additional purchase price consideration to a venture capital firm. The Company and a significant stockholder of the Company are limited partners of this venture capital firm. This contingent obligation expires on the earlier to occur of May 31, 2005 or an unaffiliated company sale if the valuation milestone is not achieved.

18. Net Income (Loss) per Share

         The calculations of Net Income (Loss) per Share were:

	Year Ended December 31,

	2001	2000	1999

	(in thousands, except per share data)
Basic and Diluted

Net loss prior to extraordinary gain and cumulative effect of change in accounting principle	$(2,372,265)	$(659,913)	$(29,777)

Extraordinary gain on extinguishment of debt	51,036	—	—

Cumulative effect of change in accounting principle	(7,886)	—	—

Net loss	$(2,329,115)	$(659,913)	$(29,777)

Average common shares outstanding	278,353	275,044	201,851

Basic and diluted loss per share:

Prior to extraordinary gain and cumulative effect of change in accounting principle	$(8.52)	$(2.40)	$(0.15)

Extraordinary gain on extinguishment of debt	0.18	—	—

Cumulative effect of change in accounting principle	(0.03)	—	—

	$(8.37)	$(2.40)	$(0.15)

         The following options, restricted stock grants and warrants were not included in the computation of diluted EPS as their effect would have been anti-dilutive: options to purchase 20,517,293 and 29,182,388 and 5,173,000 shares of common stock at average prices of $11.46, $32.61 and $23.74, respectively, outstanding as of December 31, 2001, 2000 and 1999; 8,781,100 shares of unvested restricted stock outstanding as of December 31, 2001; warrants to purchase 1,470,676 and 1,475,775 and 2,215,717 shares of common stock at $6.00, outstanding as of December 31, 2001, 2000 and 1999, respectively; convertible subordinated notes convertible into 3,500,164 shares of common stock at December 31, 2001 and 4,443,267 shares of common stock outstanding as of December 31, 2000 and 1999; and an option to convert a Note Payable into 1,049,426 shares of common stock outstanding as of December 31, 1999.

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19. Pro Forma Information (Unaudited)

         On February 2, 1999, the Company converted from an LLC to a C corporation. The Company became subject to corporate federal and state income taxes concurrent with the conversion to a C corporation. The accompanying Consolidated Statements of Operations for the year ended December 31, 1999 include pro forma information with respect to income taxes, net income (loss) and net income (loss) per share assuming the Company had been taxed as a C corporation since January 1, 1999. The unaudited pro forma information provided does not necessarily reflect the income taxes, net income (loss) and net income (loss) per share that would have occurred had the Company been taxed as a C corporation since January 1, 1998.

         The Company’s 1999 pro forma effective tax rate of 30% differed from the federal statutory rate of 35% principally due to non-deductible permanent differences.

20. Selected Quarterly Financial Information (Unaudited)

         The following table sets forth selected quarterly financial information for the years ended December 31, 2001 and 2000. The operating results for any given quarter are not necessarily indicative of results for any future period. Certain amounts reported in the 2001 and 2000 Form 10-Q’s have been reclassified to conform with the current year presentation. The impact of these changes is not material and did not affect net income (loss).

	Fiscal 2001 Quarter Ended				Fiscal 2000 Quarter Ended

	Mar.31	Jun.30	Sep.30	Dec.31	Mar.31	Jun.30	Sep.30	Dec.31

	(in thousands)
Revenue	$28,437	$22,340	$35,425	$37,473	$1,830	$3,375	$16,468	$21,262

Operating Expenses

Cost of revenue	29,515	23,055	17,804	23,388	884	10,512	18,598	18,912

Selling, general & administrative	79,187	60,835	52,102	36,271	28,426	49,243	71,571	72,348

Stock-based compensation	10,790	8,061	4,634	5,628	1,861	2,148	10,909	10,829

Impairment related and other	752,297	72,978	15,541	22,687	—	6,764	904	153,176

Amortization of goodwill	93,967	15,264	20,949	28,540	2,181	26,311	104,934	121,104

Research and development	16,506	12,487	12,860	10,316	—	22,008	15,302	38,592

	(953,825)	(170,340)	(88,465)	(89,357)	(31,522)	(113,611)	(205,750)	(393,699)

Other income (expense) net	(145,676)	(9,498)	(17,792)	(17,849)	657,686	7,631	19,210	(57,299)

Interest income	7,385	5,210	2,891	2,637	18,800	13,516	11,187	7,878

Interest expense	(11,370)	(9,599)	(12,931)	(9,471)	(9,340)	(12,106)	(10,037)	(11,500)

Income (loss) before income taxes, Minority interest and	(1,103,486)	(184,227)	(116,297)	(114,040)	635,624	(104,570)	(185,390)	(454,620)

Income taxes	(25,785)	44	8,291	62,924	(209,499)	92,639	132,228	311,888

Minority interest	46,075	47,915	24,606	20,960	5,901	11,376	29,261	49,008

Equity loss – share of Partner Company losses	(119,226)	(162,072)	(126,581)	(49,568)	(42,605)	(117,349)	(120,797)	(235,939)

Equity loss – goodwill amortization	(74,039)	(34,910)	(21,274)	(11,091)	(37,446)	(66,830)	(99,016)	(96,006)

Equity loss – impairment related	(415,850)	(20,739)	(3,895)	—	—	(2,132)	(20,139)	(135,498)

Net income (loss) before extraordinary gain and change in accounting principle	(1,692,311)	(353,989)	(235,150)	(90,815)	351,975	(186,866)	(263,853)	(561,167)

Extraordinary gain on extinguishment of debt	—	—	—	51,036	—	—	—	—

Cumulative effect of change in accounting principle	(7,886)	—	—	—	—	—	—	—

Net Income (Loss)	$(1,700,197)	$(353,989)	$(235,150)	$(39,779)	$351,975	$(186,866)	$(263,853)	$(561,167)

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

         We incorporate by reference the information contained under the captions “Election of Directors (Item 1 on Proxy Card)”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Officers” in our Definitive Proxy Statement for our annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 11. Executive Compensation

         We incorporate by reference the information contained under the captions “Executive Compensation”, “Compensation Tables” and “Other Forms of Compensation” in our Definitive Proxy Statement for our 2002 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

         We incorporate by reference the information contained under the caption “Security Ownership of Certain Beneficial Owners and Directors and Officers” in our Definitive Proxy Statements for our 2002 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 13. Certain Relationships and Related Transactions

         We incorporate by reference the information contained under the caption “Certain Relationships and Related Transactions” in our Definitive Proxy Statement for our 2002 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Form 10-K Report pursuant to Regulation 14 A under the Securities Exchange Act of 1934, as amended.

PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

1.	Consolidated Financial Statements

         The Consolidated Financial Statements and related Notes thereto as set forth under Item 8 of this Report on Form 10-K are incorporated herein by reference.

2.	Financial Statement Schedule

Report of Independent Auditors

The Board of Directors and Stockholders

Internet Capital Group, Inc.:

      Under date of February 19, 2002, we reported on the consolidated balance sheets of Internet Capital Group, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, cash flows, stockholders’ equity and comprehensive income (loss) for each of the years in the three-year period ended December 31, 2001. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

      In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      Our report dated February 19, 2002 contains an explanatory paragraph that describes the adoption of Statement of Financial Accounting Standards No. 141, Business Combinations, and certain provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, as discussed in note 1 of those statements and the adoption of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as discussed in note 4 of those statements.

KPMG LLP

Philadelphia, Pennsylvania

February 19, 2002

      The following financial statement schedule of Internet Capital Group, Inc. for each of the years ended December 31, 2001, 2000 and 1999 should be read in conjunction with our Consolidated Financial Statements and related notes thereto.

INTERNET CAPITAL GROUP

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 1999, 2000, and 2001
(In thousands)

	Balance at	Charged to				Balance at
	the Beginning	Costs and				the End
	of the Year	Expenses		Write-offs		of the Year

Allowance for Doubtful Accounts:
December 31, 1999	$61	$72	(a)	$(66	)(b)	$67
December 31, 2000	$67	$4,707	(c)	$(16)		$4,758
December 31, 2001	$4,758	$6,655	(d)	$(5,552	)(e)	$5,861

(a)	Reserve of $72 established from acquisitions of consolidated partner companies during 1999.

(b)	Reserve of $61 was eliminated upon deconsolidation of Verticalnet during 1999.

(c)	Reserve of $3,462 established from partner companies acquired in 2000 or consolidated during 2000.

(d)	Reserve of $3,546 was established upon acquisitions of partner companies during 2001.

(e)	Reserve of $3,512 was eliminated upon deconsolidation of partner companies during 2001.

3.	List of Exhibits

The exhibits required by this Item are listed under Item 14(c).

(a)	Report on Form 8-K

         On October 1, 2001, the Company filed a Current Report on Form 8-K dated October 1, 2001 to report under Item 9, that the Company posted certain questions and answers relating to the Company’s offer to purchase $200 million in aggregate principal amount of its outstanding 5 1/2% Convertible Subordinated Notes due 2004 on its website.

(b)	Exhibits

Exhibit Index

         The following is a list of exhibits required by Item 601 of Regulation S-K filed as part of this Report. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

Exhibit
Number	Document

2.1	Agreement of Merger, dated February 2, 1999, between Internet Capital Group, L.L.C. and Internet Capital Group, Inc. (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-1 filed by the Company on May 11, 1999 (Registration No. 333-78193) (the “IPO Registration Statement”))

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form 8-A filed by the Company on August 4, 1999 (Registration No. 000-26989) (the “8-A Registration Statement”))

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 2.2 to the 8-A Registration Statement)

4.1	Specimen Certificate for Internet Capital Group’s Common Stock (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the IPO Registration Statement filed by the Company on August 2, 1999 (Registration No. 333-78193) (the “IPO Amendment No. 3”))

4.2	Indenture between Internet Capital Group, Inc. and Chase Manhattan Trust Company, National Association, as Trustee, for the 5 1/2% Convertible Subordinated Notes due 2004 (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on March 16, 2000 (File No. 000-26929) (the “10-K Annual Report for 2000”))

4.3	Form of 5 1/2% Convertible Subordinated Notes due 2004 of Internet Capital Group (incorporated by reference to Exhibit 4.2 to the 10-K Annual Report for 2000)

10.1	Internet Capital Group, L.L.C. 1998 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the IPO Registration Statement)

10.1.1	Internet Capital Group, Inc. 1999 Equity Compensation Plan (incorporated by reference to Exhibit 10.1.1 to the IPO Registration Statement)

10.1.2	Internet Capital Group, Inc. 1999 Equity Compensation Plan as Amended and Restated May 1, 1999 (incorporated by reference to Exhibit 10.1.2 to the IPO Registration Statement)

10.1.3	Amendment No. 1 to the Internet Capital Group, Inc. 1999 Equity Compensation Plan as Amended and Restated May 1, 1999 (incorporated by reference to Exhibit 10.1.3 to Amendment No. 2 to the IPO Registration Statement filed by the Company on July 16, 1999 (Registration No. 333-79193) (the “IPO Amendment No. 2”))

10.1.4	Internet Capital Group, Inc. 1999 Equity Compensation Plan as Amended and Restated July 25, 2001

10.2	Internet Capital Group, L.L.C. Option Plan for Non-Employee Managers (incorporated by reference to Exhibit 10.2 to the IPO Registration Statement)

10.2.1	Internet Capital Group, Inc. Directors’ Option Plan (incorporated by reference to Exhibit 10.2.1 to the IPO Registration Statement)

10.3	Internet Capital Group, L.L.C. Membership Profit Interest Plan (incorporated by reference to Exhibit 10.3 to the IPO Registration Statement)

10.4	Form of Internet Capital Group, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the 10-K Annual Report)

Exhibit
Number	Document

10.5.1	Amended and Restated Limited Liability Company Agreement of Internet Capital Group, L.L.C., dated January 4, 1999 (incorporated by reference to Exhibit 10.5.1 to the IPO Registration Statement)

10.6	Securities Holders Agreement dated February 2, 1999 among Internet Capital Group, Inc. and certain holders named therein (incorporated by reference to Exhibit 10.6 to the IPO Registration Statement)

10.7	Securities Purchase Agreement dated as of December 28, 1999 between Weirton Steel Corporation and Internet Capital Group, Inc. This exhibit contains a list of schedules to the exhibit, all of which have been omitted. Upon request of the Securities and Exchange Commission, the Company will furnish a copy to it supplementally (incorporated by reference to the Company’s Current Report on Form 8-K filed January 11, 2000 (File No. 0-26929))

10.8	Stock Purchase Agreement dated as of March 7, 2000 between Rain Acquisition Corp. and RightWorks (incorporated by reference to the Company’s Current Report on Form 8-K filed June 29, 2000 (File No. 0-26929))

10.9	Stock Exchange Agreement dated as of March 7, 2000 between Rain Acquisition Corp. and Vani Kola (incorporated by reference to the Company’s Current Report on Form 8-K filed June 29, 2000 (File No. 0-26929))

10.10	Exchange Offer Agreement dated as of February 24, 2000 by and among eCredit.com, Inc., Internet Capital Group, Inc. and ICG Holdings, Inc. (incorporated by reference to Exhibit 2.2 of the Registrant’s Registration Statement on Form S-4 filed April 13, 2000 (Registration No. 333-34722) (the “S-4”))

10.11	Recapitalization and Exchange Offer Agreement and Plan of Reorganization by and among Internet Capital Group, Inc., Rain Acquisition Corp., RightWorks Corporation, Suhas Patal, as Shareholder Representative, and Chase Manhattan Trust Company, National Association, as Escrow Agent, dated as of March 7, 2000 (incorporated by reference to Exhibit 2.3 of the S-4)

10.12	Rights Agreement, dated as of November 22, 2000, between Internet Capital Group, Inc. and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, which includes as Exhibit B thereto the Form of Rights Certificate, incorporated by reference to Exhibit 1.1 to Internet Capital Group, Inc.’s Registration Statement on Form 8-A, dated December 1, 2000 (incorporated by reference to the Company’s Current Report on Form 8-K filed December 1, 2000 (File No. 0-26929))

10.13	Form of Internet Capital Group, Inc. Common Stock Purchase Warrant dated May 10, 1999 issued in connection with the May 10, 1999 Convertible Notes (incorporated by reference to Exhibit 10.21 to the IPO Registration Statement)

10.14	Form of Internet Capital Group, Inc. Convertible Note dated May 10, 1999 (incorporated by reference to Exhibit 10.22 to the IPO Registration Statement)

10.15	Stock Purchase Agreement between Internet Capital Group, Inc. and Safeguard Scientifics, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)

10.16	Stock Purchase Agreement between Internet Capital Group, Inc. and International Business Machines Corporation (incorporated by reference to Exhibit 10.23.1 to the IPO Amendment No. 2)

10.17	Letter describing the oral lease between Internet Capital Group and Safeguard Scientifics, Inc. for premises located in Wayne, Pennsylvania (incorporated by reference to Exhibit 10.24 to Amendment No. 1 to the IPO Registration Statement filed by the Company on June 22, 1999 (Registration No. 333-78913) (the “IPO Amendment No. 1”))

10.18	Form of Office Lease between Friends’ Provident Life Office and IBIS (505) Limited for premises located in London, England (incorporated by reference to Exhibit 10.11 to Amendment No. 3 to the Registration Statement filed by the Company on December 15, 1999 (Registration No. 333-91447) (the “Follow-on Amendment No. 3”))

10.19	Office Lease dated September, 1999 between Internet Capital Group Operations, Inc. and 45 Milk Street, L.P. for premises located in Boston, Massachusetts (incorporated by reference to Exhibit 10.12 to the Registration Statement filed by the Company on November 22, 1999 (Registration No. 333-91447) (the “Follow-on Registration Statement”))

10.20	Office Lease dated February 25, 1999 between OTR and Internet Capital Group Operations, Inc. for premises located in San Francisco, California (incorporated by reference to Exhibit 10.28 to the IPO Amendment No. 1)

Exhibit
Number	Document

10.21	Lease dated March 24, 2000 between Friends’ Provident Life Office and Internet Capital Group (Europe) Limited for first floor office and sixth floor apartment premises located in London, England (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.22	Lease dated March 29, 2000 between Friends’ Provident Life Office and Internet Capital Group (Europe) Limited for ground floor office premises located in London, England (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.23	Lease dated January 1, 2000 between Bebob Associates and Internet Capital Group, Inc. for premises located in Wayne, Pennsylvania (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.24	Amendment to Lease dated February 1, 2000 between Bebob Associates and Internet Capital Group, Inc. for additional space in Wayne, Pennsylvania (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form l0-Q for the quarter ended June 30, 2000)

10.25	Second Amendment to Lease dated May 9, 2000 between Bebob Associates, Inc. and Internet Capital Group, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.26	Third Amendment to Lease dated November 29, 2000 between Bebob Associates, Inc. and Internet Capital Group, Inc. (incorporated by reference to Exhibit 10.26 to the 10-K Annual Report for 2000)

10.27	Assignment and Assumption Agreement dated December 31, 2000 among Internet Capital Group, Inc., Internet Capital Group Operations, Inc. and Bebob Associates (incorporated by reference to Exhibit 10.27 to the Annual Report for 2000)

10.28	Lease dated March 27, 2000 between the Equitable Life Assurance Society of the United States and Internet Capital Group, Inc. for premises located in Boston, Massachusetts (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.29	Short Term Lease Agreement dated April 21, 2000 between EOP-One Market, LLC and Internet Capital Group, Inc. for premises in San Francisco, California (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form l0-Q for the quarter ended June 30, 2000)

10.30	Benchmarking Partners, Inc. Option Agreement dated January 1, 1997 by and between Christopher H. Greendale and Internet Capital Group, L.L.C. (incorporated by reference to Exhibit 10.28 to the IPO Registration Statement)

10.30.1	Amendment to Benchmarking Partners, Inc. Option Agreement dated July 19, 1999 by and between Christopher H. Greendale and Internet Capital Group, Inc. (incorporated by reference to Exhibit 10.29.1 to the IPO Amendment No. 3)

10.31	Syncra Software, Inc. Option Agreement dated August 1, 1998 by and between Michael H. Forester and Internet Capital Group, L.L.C. (incorporated by reference to Exhibit 10.29 to the IPO Registration Statement)

10.32	Letter Agreement between Internet Capital Group, L.L.C. and Douglas Alexander dated July 18, 1997 (incorporated by reference to Exhibit 10.31 to the IPO Amendment No. 1)

10.33	Letter Agreement between Internet Capital Group, L.L.C. and Robert Pollan dated April 27, 1998 (incorporated by reference to Exhibit 10.32 to the IPO Amendment No. 1)

10.34	Form of Promissory Note issued in connection with the exercise of Internet Capital Group’s stock options in May, June and July of 1999 (incorporated by reference to Exhibit 10.33 to the IPO Amendment No. 1)

10.35	Form of Restrictive Covenant Agreement issued in connection with the exercise of Internet Capital Group’s stock options in May, June and July of 1999 (incorporated by reference to Exhibit 10.34 to the IPO Amendment No. 1)

10.36	Securities Purchase Agreement dated October 27, 1999 by and among eMerge Interactive, Inc., J. Technologies, LLC and Internet Capital Group, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed November 22, 1999 (File No. 0-26929))

10.37	Joint Venture Agreement dated October 26, 1999 by and between Internet Capital Group, Inc. and Safeguard Scientifics, Inc. (incorporated by reference to Exhibit 10.23 to the Follow-on Registration Statement)

10.38	Purchase Agreement dated November 5, 1999 between JusticeLink, Inc. and Internet Capital Group, Inc. (incorporated by reference to Exhibit 10.24 to the Registration Statement filed by the Company on December 6, 1999 (Registration No. 333-91447) (the “Follow-on Amendment No. 1”))

Exhibit
Number	Document

10.39	Purchase Agreement dated December 6, 1999 between Internet Capital Group, Inc. and AT&T Corp. (incorporated by reference to Exhibit 10.25 to the Follow-on Amendment No. 1)

10.40	Purchase Agreement dated December 6, 1999 between Internet Capital Group, Inc. and Internet Assets, Inc. (incorporated by reference to Exhibit 10.26 to the Follow-on Amendment No.1)

10.41	Purchase Agreement dated December 6, 1999 between Internet Capital Group, Inc. and Ford Motor Company (incorporated by reference to Exhibit 10.27 to the Follow-on Amendment No. 3)

10.42	Securities Purchase Agreement dated December 28, 1999 between Internet Capital Group, Inc. and Weirton Steel Corporation (incorporated by reference to the Company’s Current Report on Form 8-K filed January 11, 2000 (File No. 0-26929))

10.43	Severance and Change in Control Agreement dated as of January 1, 2001 by and between Internet Capital Group, Inc. and Edward H. West

10.44	Form of Letter Agreement dated September 20, 2001 between Internet Capital Group, Inc. and certain of its officers

10.45	Separation of Employment Agreement and General Release between Nigel Andrews and Internet Capital Group, Inc. dated March 2, 2001 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2001)

10.46	Warrant to Purchase Shares of Common Stock of Internet Capital Group, Inc. issued to AT&T Corp., dated January 29, 2001 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2001)

10.47	Sublease Agreement between Internet Capital Group Operations, Inc. and RightWorks Corporation, dated January 16, 2001 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2001)

10.48	Tender Agreement among Fir Tree Value Fund, L.P., Fir Tree Institutional Value Fund, L.P., Fir Tree Value Partners, LDC, Fir Tree Recovery Master Fund, L.P. and Internet Capital Group, Inc. dated October 29, 2001 (incorporated by reference to the Company’s filing on Form SC TO-I/A filed on November 1, 2001 (File No. 005-578-57841))

10.49	First Amendment to Tender Agreement among Fir Tree Value Fund, L.P., Fir Tree Institutional Value Fund, L.P., Fir Tree Value Partners, LDC, Fir Tree Recovery Master Fund, L.P. and Internet Capital Group, Inc. dated October 31, 2001 (incorporated by reference to the Company’s filing on Form SC TO-I/A filed on November 1, 2001 (File No. 005-578-57841))

11.1	Statement Regarding Computation of Per Share Earnings (included herein at Note 1-“Significant Accounting Policies” in the subsection “Net Income (Loss) Per Share” to the Consolidated Financial Statements and Note 18-“Net Income (Loss) Per Share” to the Consolidated Financial Statements)

13.1	Sections entitled “Election of Directors (Item 1 on Proxy Card),” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Executive Compensation,” “Other Forms of Compensation,” “Security Ownership of Certain Beneficial Owners and Directors and Officers” and “Certain Relationships and Related Transactions” in the Company’s Definitive Proxy Statement relative to its annual meeting of shareholders, to be filed within 120 days after the end of the year covered by this Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended

21.1	Subsidiaries of Internet Capital Group

23.1	Consent of KPMG LLP regarding Internet Capital Group, Inc.

23.2	Consent of Deloitte & Touche LLP regarding Onvia.com, Inc.

23.3	Consent of KPMG LLP regarding Verticalnet, Inc.

99.1	Consolidated Financial Statements of Verticalnet, Inc. (incorporated by reference to Verticalnet, Inc.’s financial statements included in its Report on Form 10-K, filed on April 1, 2002)

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Security Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 1, 2002	INTERNET CAPITAL GROUP, INC.

By: /s/ Edward H. West ______________________________________________ Name: Edward H. West

Title: President, Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities set forth above.

Signature	Title

/s/ WALTER W. BUCKLEY Walter W. Buckley	Chief Executive Officer And Chairman of the Board of Directors (Principal Executive Officer)

/s/ EDWARD H. WEST Edward H. West	President, Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ THOMAS P. GERRITY Thomas P. Gerrity	Director

/s/ ROBERT E. KEITH, JR. Robert E. Keith, Jr.	Director

/s/ WARREN V. MUSSER Warren V. Musser	Director

Exhibit Index

         The following list of exhibits required by item 601 of Regulation S-K filed as part of this Annual Report. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

Exhibit
Number	Document

2.1	Agreement of Merger, dated February 2, 1999, between Internet Capital Group, L.L.C. and Internet Capital Group, Inc. (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-1 filed by the Company on May 11, 1999 (Registration No. 333-78193) (the “IPO Registration Statement”))

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form 8-A filed by the Company on August 4, 1999 (Registration No. 000-26989) (the “8-A Registration Statement”))

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 2.2 to the 8-A Registration Statement)

4.1	Specimen Certificate for Internet Capital Group’s Common Stock (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the IPO Registration Statement filed by the Company on August 2, 1999 (Registration No. 333-78193) (the “IPO Amendment No. 3”))

4.2	Indenture between Internet Capital Group, Inc. and Chase Manhattan Trust Company, National Association, as Trustee, for the 5 1/2% Convertible Subordinated Notes due 2004 (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on March 16, 2000 (File No. 000-26929) (the “10-K Annual Report for 2000”))

4.3	Form of 5 1/2% Convertible Subordinated Notes due 2004 of Internet Capital Group (incorporated by reference to Exhibit 4.2 to the 10-K Annual Report for 2000)

10.1	Internet Capital Group, L.L.C. 1998 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the IPO Registration Statement)

10.1.1	Internet Capital Group, Inc. 1999 Equity Compensation Plan (incorporated by reference to Exhibit 10.1.1 to the IPO Registration Statement)

10.1.2	Internet Capital Group, Inc. 1999 Equity Compensation Plan as Amended and Restated May 1, 1999 (incorporated by reference to Exhibit 10.1.2 to the IPO Registration Statement)

10.1.3	Amendment No. 1 to the Internet Capital Group, Inc. 1999 Equity Compensation Plan as Amended and Restated May 1, 1999 (incorporated by reference to Exhibit 10.1.3 to Amendment No. 2 to the IPO Registration Statement filed by the Company on July 16, 1999 (Registration No. 333-79193) (the “IPO Amendment No. 2”))

10.1.4	Internet Capital Group, Inc. 1999 Equity Compensation Plan as Amended and Restated July 25, 2001

10.2	Internet Capital Group, L.L.C. Option Plan for Non-Employee Managers (incorporated by reference to Exhibit 10.2 to the IPO Registration Statement)

10.2.1	Internet Capital Group, Inc. Directors’ Option Plan (incorporated by reference to Exhibit 10.2.1 to the IPO Registration Statement)

10.3	Internet Capital Group, L.L.C. Membership Profit Interest Plan (incorporated by reference to Exhibit 10.3 to the IPO Registration Statement)

10.4	Form of Internet Capital Group, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the 10-K Annual Report)

Exhibit
Number	Document

10.5.1	Amended and Restated Limited Liability Company Agreement of Internet Capital Group, L.L.C., dated January 4, 1999 (incorporated by reference to Exhibit 10.5.1 to the IPO Registration Statement)

10.6	Securities Holders Agreement dated February 2, 1999 among Internet Capital Group, Inc. and certain holders named therein (incorporated by reference to Exhibit 10.6 to the IPO Registration Statement)

10.7	Securities Purchase Agreement dated as of December 28, 1999 between Weirton Steel Corporation and Internet Capital Group, Inc. This exhibit contains a list of schedules to the exhibit, all of which have been omitted. Upon request of the Securities and Exchange Commission, the Company will furnish a copy to it supplementally (incorporated by reference to the Company’s Current Report on Form 8-K filed January 11, 2000 (File No. 0-26929))

10.8	Stock Purchase Agreement dated as of March 7, 2000 between Rain Acquisition Corp. and RightWorks (incorporated by reference to the Company’s Current Report on Form 8-K filed June 29, 2000 (File No. 0-26929))

10.9	Stock Exchange Agreement dated as of March 7, 2000 between Rain Acquisition Corp. and Vani Kola (incorporated by reference to the Company’s Current Report on Form 8-K filed June 29, 2000 (File No. 0-26929))

10.10	Exchange Offer Agreement dated as of February 24, 2000 by and among eCredit.com, Inc., Internet Capital Group, Inc. and ICG Holdings, Inc. (incorporated by reference to Exhibit 2.2 of the Registrant’s Registration Statement on Form S-4 filed April 13, 2000 (Registration No. 333-34722) (the “S-4”))

10.11	Recapitalization and Exchange Offer Agreement and Plan of Reorganization by and among Internet Capital Group, Inc., Rain Acquisition Corp., RightWorks Corporation, Suhas Patal, as Shareholder Representative, and Chase Manhattan Trust Company, National Association, as Escrow Agent, dated as of March 7, 2000 (incorporated by reference to Exhibit 2.3 of the S-4)

10.12	Rights Agreement, dated as of November 22, 2000, between Internet Capital Group, Inc. and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, which includes as Exhibit B thereto the Form of Rights Certificate, incorporated by reference to Exhibit 1.1 to Internet Capital Group, Inc.’s Registration Statement on Form 8-A, dated December 1, 2000 (incorporated by reference to the Company’s Current Report on Form 8-K filed December 1, 2000 (File No. 0-26929))

10.13	Form of Internet Capital Group, Inc. Common Stock Purchase Warrant dated May 10, 1999 issued in connection with the May 10, 1999 Convertible Notes (incorporated by reference to Exhibit 10.21 to the IPO Registration Statement)

10.14	Form of Internet Capital Group, Inc. Convertible Note dated May 10, 1999 (incorporated by reference to Exhibit 10.22 to the IPO Registration Statement)

10.15	Stock Purchase Agreement between Internet Capital Group, Inc. and Safeguard Scientifics, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)

10.16	Stock Purchase Agreement between Internet Capital Group, Inc. and International Business Machines Corporation (incorporated by reference to Exhibit 10.23.1 to the IPO Amendment No. 2)

10.17	Letter describing the oral lease between Internet Capital Group and Safeguard Scientifics, Inc. for premises located in Wayne, Pennsylvania (incorporated by reference to Exhibit 10.24 to Amendment No. 1 to the IPO Registration Statement filed by the Company on June 22, 1999 (Registration No. 333-78913) (the “IPO Amendment No. 1”))

10.18	Form of Office Lease between Friends’ Provident Life Office and IBIS (505) Limited for premises located in London, England (incorporated by reference to Exhibit 10.11 to Amendment No. 3 to the Registration Statement filed by the Company on December 15, 1999 (Registration No. 333-91447) (the “Follow-on Amendment No. 3”))

10.19	Office Lease dated September, 1999 between Internet Capital Group Operations, Inc. and 45 Milk Street, L.P. for premises located in Boston, Massachusetts (incorporated by reference to Exhibit 10.12 to the Registration Statement filed by the Company on November 22, 1999 (Registration No. 333-91447) (the “Follow-on Registration Statement”))

10.20	Office Lease dated February 25, 1999 between OTR and Internet Capital Group Operations, Inc. for premises located in San Francisco, California (incorporated by reference to Exhibit 10.28 to the IPO Amendment No. 1)

Exhibit
Number	Document

10.21	Lease dated March 24, 2000 between Friends’ Provident Life Office and Internet Capital Group (Europe) Limited for first floor office and sixth floor apartment premises located in London, England (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.22	Lease dated March 29, 2000 between Friends’ Provident Life Office and Internet Capital Group (Europe) Limited for ground floor office premises located in London, England (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.23	Lease dated January 1, 2000 between Bebob Associates and Internet Capital Group, Inc. for premises located in Wayne, Pennsylvania (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.24	Amendment to Lease dated February 1, 2000 between Bebob Associates and Internet Capital Group, Inc. for additional space in Wayne, Pennsylvania (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form l0-Q for the quarter ended June 30, 2000)

10.25	Second Amendment to Lease dated May 9, 2000 between Bebob Associates, Inc. and Internet Capital Group, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.26	Third Amendment to Lease dated November 29, 2000 between Bebob Associates, Inc. and Internet Capital Group, Inc. (incorporated by reference to Exhibit 10.26 to the 10-K Annual Report for 2000)

10.27	Assignment and Assumption Agreement dated December 31, 2000 among Internet Capital Group, Inc., Internet Capital Group Operations, Inc. and Bebob Associates (incorporated by reference to Exhibit 10.27 to the 10-K Annual Report for 2000)

10.28	Lease dated March 27, 2000 between the Equitable Life Assurance Society of the United States and Internet Capital Group, Inc. for premises located in Boston, Massachusetts (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.29	Short Term Lease Agreement dated April 21, 2000 between EOP-One Market, LLC and Internet Capital Group, Inc. for premises in San Francisco, California (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form l0-Q for the quarter ended June 30, 2000)

10.30	Benchmarking Partners, Inc. Option Agreement dated January 1, 1997 by and between Christopher H. Greendale and Internet Capital Group, L.L.C. (incorporated by reference to Exhibit 10.28 to the IPO Registration Statement)

10.30.1	Amendment to Benchmarking Partners, Inc. Option Agreement dated July 19, 1999 by and between Christopher H. Greendale and Internet Capital Group, Inc. (incorporated by reference to Exhibit 10.29.1 to the IPO Amendment No. 3)

10.31	Syncra Software, Inc. Option Agreement dated August 1, 1998 by and between Michael H. Forester and Internet Capital Group, L.L.C. (incorporated by reference to Exhibit 10.29 to the IPO Registration Statement)

10.32	Letter Agreement between Internet Capital Group, L.L.C. and Douglas Alexander dated July 18, 1997 (incorporated by reference to Exhibit 10.31 to the IPO Amendment No. 1)

10.33	Letter Agreement between Internet Capital Group, L.L.C. and Robert Pollan dated April 27, 1998 (incorporated by reference to Exhibit 10.32 to the IPO Amendment No. 1)

10.34	Form of Promissory Note issued in connection with the exercise of Internet Capital Group’s stock options in May, June and July of 1999 (incorporated by reference to Exhibit 10.33 to the IPO Amendment No. 1)

10.35	Form of Restrictive Covenant Agreement issued in connection with the exercise of Internet Capital Group’s stock options in May, June and July of 1999 (incorporated by reference to Exhibit 10.34 to the IPO Amendment No. 1)

10.36	Securities Purchase Agreement dated October 27, 1999 by and among eMerge Interactive, Inc., J. Technologies, LLC and Internet Capital Group, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed November 22, 1999 (File No. 0-26929))

10.37	Joint Venture Agreement dated October 26, 1999 by and between Internet Capital Group, Inc. and Safeguard Scientifics, Inc. (incorporated by reference to Exhibit 10.23 to the Follow-on Registration Statement)

10.38	Purchase Agreement dated November 5, 1999 between JusticeLink, Inc. and Internet Capital Group, Inc. (incorporated by reference to Exhibit 10.24 to the Registration Statement filed by the Company on December 6, 1999 (Registration No. 333-91447) (the “Follow-on Amendment No. 1”))

Exhibit
Number	Document

10.39	Purchase Agreement dated December 6, 1999 between Internet Capital Group, Inc. and AT&T Corp. (incorporated by reference to Exhibit 10.25 to the Follow-on Amendment No. 1)

10.40	Purchase Agreement dated December 6, 1999 between Internet Capital Group, Inc. and Internet Assets, Inc. (incorporated by reference to Exhibit 10.26 to the Follow-on Amendment No.1)

10.41	Purchase Agreement dated December 6, 1999 between Internet Capital Group, Inc. and Ford Motor Company (incorporated by reference to Exhibit 10.27 to the Follow-on Amendment No. 3)

10.42	Securities Purchase Agreement dated December 28, 1999 between Internet Capital Group, Inc. and Weirton Steel Corporation (incorporated by reference to the Company’s Current Report on Form 8-K filed January 11, 2000 (File No. 0-26929))

10.43	Severance and Change in Control Agreement dated as of January 1, 2001 by and between Internet Capital Group, Inc. and Edward H. West

10.44	Form of Letter Agreement dated September 20, 2001 between Internet Capital Group, Inc. and certain of its officers

10.45	Separation of Employment Agreement and General Release between Nigel Andrews and Internet Capital Group, Inc. dated March 2, 2001 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2001)

10.46	Warrant to Purchase Shares of Common Stock of Internet Capital Group, Inc. issued to AT&T Corp., dated January 29, 2001 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2001)

10.47	Sublease Agreement between Internet Capital Group Operations, Inc. and RightWorks Corporation, dated January 16, 2001 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2001)

10.48	Tender Agreement among Fir Tree Value Fund, L.P., Fir Tree Institutional Value Fund, L.P., Fir Tree Value Partners, LDC, Fir Tree Recovery Master Fund, L.P. and Internet Capital Group, Inc. dated October 29, 2001 (incorporated by reference to the Company’s filing on Form SC TO-I/A filed on November 1, 2001 (File No. 005-578-57841))

10.49	First Amendment to Tender Agreement among Fir Tree Value Fund, L.P., Fir Tree Institutional Value Fund, L.P., Fir Tree Value Partners, LDC, Fir Tree Recovery Master Fund, L.P. and Internet Capital Group, Inc. dated October 31, 2001 (incorporated by reference to the Company’s filing on Form SC TO-I/A filed on November 1, 2001 (File No. 005-578-57841))

11.1	Statement Regarding Computation of Per Share Earnings (included herein at Note 1-“Significant Accounting Policies” in the subsection “Net Income (Loss) Per Share” to the Consolidated Financial Statements and Note 18-“Net Income (Loss) Per Share” to the Consolidated Financial Statements)

13.1	Sections entitled “Election of Directors (Item 1 on Proxy Card),” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Executive Compensation,” “Other Forms of Compensation,” “Security Ownership of Certain Beneficial Owners and Directors and Officers” and “Certain Relationships and Related Transactions” in the Company’s Definitive Proxy Statement relative to its annual meeting of shareholders, to be filed within 120 days after the end of the year covered by this Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended

21.1	Subsidiaries of Internet Capital Group

23.1	Consent of KPMG LLP regarding Internet Capital Group, Inc.

23.2	Consent of Deloitte & Touche LLP regarding Onvia.com, Inc.

23.3	Consent of KPMG LLP regarding Verticalnet, Inc.

99.1	Consolidated Financial Statements of Verticalnet, Inc. (incorporated by reference to Verticalnet, Inc.’s financial statements included in its Report on Form 10-K, filed on April 1, 2002)