Form 10-Q
period 2002-03-31
INTERNET CAPITAL GROUP INC
filed 2002-05-15
CIK 1085621

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2002

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes    No

     Number of shares of Common Stock outstanding as of May 14, 2002: 286,481,978 shares.

INTERNET CAPITAL GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

INDEX

PART I — FINANCIAL INFORMATION

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

     This Quarterly Report on Form 10-Q includes forward looking statements within the meaning of Section 21E of the Securities Exchange Act, as amended. See the subsection of Part I, Item 2 entitled “Risk Factors” for more information.

INTERNET CAPITAL GROUP, INC.
PARTNER COMPANIES AS OF MARCH 31, 2002

Agribuys, Inc. (“Agribuys”)	inreon Limited (“inreon”)
Anthem/CIC Ventures Fund LP (“Anthem”)	Internet Commerce Systems, Inc. (“Internet Commerce Systems”)
Arbinet — thexchange Inc. (“Arbinet”)	Investor Force Holdings, Inc. (“Investor Force”)
Blackboard, Inc. (“Blackboard”)	iSky, Inc. (“iSky”)
BuyMedia, Inc. (“BuyMedia”)	Jamcracker, Inc. (“Jamcracker”)
Citadon, Inc. (“Citadon”)	LinkShare Corporation (“LinkShare”)
ClearCommerce Corporation (“ClearCommerce”)	Logistics.com, Inc. (“Logistics.com”)
CommerceQuest, Inc. (“CommerceQuest”)	Mobility Technologies, Inc. (fka traffic.com, Inc.)(“Mobility Technologies”)
ComputerJobs.com, Inc. (“ComputerJobs.com”)	OneCoast Network Holdings, Inc. (fka USgift Corporation)(“OneCoast”)
Co-nect, Inc. (fka Simplexis.com)(“Co-nect”)	OnMedica Group PLC (“OnMedica”)
Context Integration, Inc. (“Context Integration”)	Onvia.com, Inc. (“Onvia.com”)
CreditTrade Inc. (“CreditTrade”)	Persona, Inc. (“Persona”)
Delphion, Inc. (“Delphion”)	Sourceree Limited (“Sourceree”)
eCredit.com, Inc. (“eCredit”)	StarCite, Inc. (“StarCite”)
eMarket Capital, Inc. (“eMarket Capital”)	Surgency, Inc. (fka Benchmarking)(“Surgency”)
eMerge Interactive, Inc. (“eMerge Interactive”)	Syncra Systems, Inc. (“Syncra Systems”)
eMetra Limited (“eMetra”)	TeamOn Systems, Inc. (“TeamOn”)
Emptoris, Inc. (“Emptoris”)	Textiles Online Marketplaces Limited (“Texyard”)
Entegrity Solutions Corporation (“Entegrity Solutions”)	Tibersoft Corporation (“Tibersoft”)
FreeBorders, Inc. (“FreeBorders”)	Universal Access Global Holdings, Inc. (“Universal Access”)
FuelSpot.com, Inc. (“FuelSpot”)	United Messaging, Inc. (“United Messaging”)
GoIndustry AG (“GoIndustry”)	Verticalnet, Inc. (“Verticalnet”)
ICG Commerce Holdings, Inc. (“ICG Commerce”)

ITEM 1. FINANCIAL STATEMENTS

INTERNET CAPITAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	As of March 31,	As of December 31,
	2002	2001

	(Unaudited)	(as adjusted)
	(in thousands, except per share data)
Assets
Current Assets
Cash and cash equivalents	$218,643	$245,935
Restricted cash	5,905	10,457
Short-term investments	13,318	13,731
Accounts receivable, net	26,950	33,333
Prepaid expenses and other current assets	7,023	11,064

Total current assets	271,839	314,520
Fixed assets, net	21,696	25,453
Ownership interests in Partner Companies	145,194	163,137
Available-for-sale securities	14,331	17,389
Goodwill, net	73,496	77,452
Other	50,065	57,096

Total Assets	$576,621	$655,047

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Current maturities of long-term debt	$14,881	$17,156
Accounts payable	13,786	17,409
Accrued expenses	56,749	55,759
Accrued compensation and benefits	13,977	15,386
Deferred revenue	25,735	25,962
Other	3,176	806

Total current liabilities	128,304	132,478
Long-term debt	12,230	16,276
Other liabilities	6,102	8,985
Minority interest	9,838	16,510
Convertible subordinated notes	446,061	446,061

Total Liabilities	602,535	620,310
Commitments and contingencies
Stockholders’ Equity (Deficit)
Preferred stock, $.01 par value; 10,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 2,000,000 shares authorized; 287,232 (2002) and 287,689 (2001) issued and outstanding	287	287
Additional paid-in capital	3,107,115	3,107,602
Accumulated deficit	(3,093,465)	(3,031,817)
Unamortized deferred compensation	(6,407)	(9,610)
Notes receivable — stockholders	(31,234)	(31,234)
Accumulated other comprehensive loss	(2,210)	(491)

Total stockholders’ equity (deficit)	(25,914)	34,737

Total Liabilities and Stockholders’ Equity (Deficit)	$576,621	$655,047

     See notes to consolidated financial statements.

INTERNET CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,

	2002	2001

		(as adjusted)
	(in thousands, except per
	share data)
Revenue	$28,276	$28,437
Operating expenses
Cost of revenue	20,873	29,515
Selling, general and administrative	25,823	79,187
Research and development	9,385	16,506
Stock-based compensation	3,802	10,790
Amortization of goodwill and other intangibles	4,735	93,967
Impairment related and other	1,011	752,297

Total operating expenses	65,629	982,262

	(37,353)	(953,825)
Other income (loss), net	(5,919)	(145,676)
Interest income	1,442	7,385
Interest expense	(7,672)	(11,370)

Income (loss) before income taxes, minority interest and equity loss	(49,502)	(1,103,486)
Income taxes	—	(25,785)
Minority interest	8,461	46,075
Equity loss — share of partner company losses	(20,607)	(122,682)
Equity loss — goodwill and other intangibles amortization	—	(74,039)
Equity loss — impairment related	—	(415,850)

Net loss before change in accounting principle	(61,648)	(1,695,767)
Cumulative effect of change in accounting principle	—	(7,886)

Net loss	$(61,648)	$(1,703,653)

Basic and diluted loss per share:
Prior to cumulative effect of change in accounting principle	$(0.22)	$(6.04)
Cumulative effect of change in accounting principle	—	(0.03)

	$(0.22)	$(6.07)

Shares used in computation of basic and diluted loss per share	279,262	280,506

     See notes to consolidated financial statements.

INTERNET CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,

	2002	2001

	(in thousands)
Net cash used in operating activities	$(19,005)	$(94,925)

Investing Activities
Capital expenditures	(212)	(6,220)
Proceeds from sales of available-for-sale securities	287	85,728
Proceeds from sales of Partner Company ownership interests	4,800	25,138
Advances to and acquisitions of ownership interests in Partner Companies	(7,842)	(25,054)
Other acquisitions, net	—	(653)
Proceeds from short-term investments	347	2,754
Reduction in cash due to deconsolidation of a subsidiary	(5,876)	(648)

Net cash (used in) provided by investing activities	(8,496)	81,045

Financing Activities
Issuance of common stock, net	—	256
Long-term debt and capital lease obligations	165	(951)
Repayment of line of credit borrowing	(350)	(250)
Proceeds from convertible notes	—	2,042
Repayments of advances to employees	—	2,856
Issuance of stock by partner company	394	41

Net cash provided by financing activities	209	3,994

Effect of exchange rates on cash	—	(591)

Net decrease in cash and cash equivalents	(27,292)	(10,477)

Cash and cash equivalents at the beginning of period	245,935	412,497

Cash and cash equivalents at the end of period	$218,643	$402,020

     See notes to consolidated financial statements.

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

     The accompanying unaudited consolidated financial statements of the Company for the three months ended March 31, 2002 and 2001, included herein, have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America and the interim financial statements rules and regulations of the SEC. In the opinion of management, the accompanying unaudited consolidated interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of the Company’s operations and its cash flows for the three months ended March 31, 2002 and 2001 and are not necessarily indicative of the results that may be expected for the year ending December 31, 2002 or for any other interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s financial statements and notes thereto included in the Company’s 2001 Annual Report on Form 10-K.

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The consolidated financial statements also include the following majority owned subsidiaries for the periods indicated, each of which was consolidated since the date the Company acquired majority control (collectively, the “Consolidated Subsidiaries”):

Three Months Ended March 31, 2002

CommerceQuest	ICG Commerce
Delphion	Logistics.com
eCredit	OneCoast
eMarket Capital

Three Months Ended March 31, 2001

AssetTRADE.com, Inc. (“AssetTRADE”)	iParts, Inc. (“iParts”)
CyberCrop.com, Incorporated (“CyberCrop.com”)	iVOWS Interactive Limited
Delphion	(d/b/a Mesania.com) (“Mesania”)
eMarket Capital	MROLink Corporation (“MROLink”)
Emptoris	OnMedica
eu-Supply.com Svenska AB (“eu-Supply”)	PaperExchange.com, Inc.
ICG Asia Ltd. (“ICG Asia”)	(“PaperExchange.com”)
ICG Commerce	RightWorks Corporation (“RightWorks”)

Adjustments to Prior Year Amounts

     During the three months ended March 31, 2002, the Company changed its method of accounting for its ownership interest in a Partner Company from the cost method to the equity method of accounting due to the acquisition of an additional ownership interest. Accordingly, an equity loss totaling $3.5 million was recorded to adjust the three months ended March 31, 2001. In addition, the cumulative losses as of December 31, 2001 result in an adjustment to our ownership interest and accumulated deficit in the amount of $16.3 million.

Reclassifications

     Certain prior year amounts have been reclassified to conform with the current year presentation. The impact of these changes is not material and did not affect net loss.

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.  Partner Company Ownership Interests and Impairments

     The following summarizes the Company’s goodwill and other intangibles and ownership interests in Partner Companies by method of accounting.

	As of March 31,	As of December 31,
	2002	2001

	(Unaudited)	(as adjusted)
	(in thousands)
Goodwill — Consolidated	$73,496	$77,452
Other intangibles — Consolidated	29,948	34,683

	$103,444	$112,135

Ownership interests in Partner Companies — Equity Method	$117,387	$135,990
Ownership interests in Partner Companies — Cost Method	27,807	27,147

	$145,194	$163,137

Impairments related to Consolidated Companies

     During the three months ended March 31, 2001, the Company recorded impairment charges of $736.8 million related to consolidated companies. Impairment charges related to consolidated companies have been included in the Consolidated Statements of Operations as “Impairment Related and Other”.

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

     Also included in “Impairment related and other” are other impairment charges of $37.6 million for the three months ended March 31, 2001 related to two other consolidated Partner Companies for which the Company determined that it will not be able to recover its full investment.

Impairments related to Equity Method Companies

     The Company’s original cost basis of Partner Companies accounted for under the equity method was $853.5 million and $1.3 billion at March 31, 2002 and 2001, respectively. The excess of the Company’s carrying value in the ownership interests in these Partner Companies over its share of their net equity resulted in amortization of $71.5 million for the three months ended March 31, 2001. The Company recorded other intangible amortization for equity method companies of $2.5 million for the three months ended March 31, 2001.

     During the three months ended March 31, 2001, the Company recorded impairment charges of $415.9 million related to equity method companies. Impairment charges related to equity method companies have been included in the Consolidated Statements of Operations as “Equity loss-impairment related”.

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

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.  Partner Company Ownership Interests and Impairments (Continued)

     In addition to the equity impairment noted above, the Company also recorded impairment charges during the three months ended March 31, 2001 of $48.4 million, related to three other equity method Partner Companies.

     The following unaudited summarized financial information for Partner Companies accounted for under the equity method of accounting at March 31, 2002 and 2001 has been compiled from the financial statements of the respective Partner Companies.

	Three Months Ended
	March 31,

	2002	2001

	(in thousands)
Revenue	$357,260	$482,255
Net loss	$(84,170)	$(323,930)

Impairment of Cost Method Companies

     The Company’s original cost basis of Partner Companies accounted for by the cost method was $53.3 million and $68.6 million at March 31, 2002 and 2001, respectively.

     The Company recorded $48.7 million in impairment charges during the three months ended March 31, 2001, related to cost method Partner Companies for which it has been determined that the Company will not be able to recover its full investment. Impairment charges related to cost method companies have been included in the Consolidated Statements of Operations as a component of “Other income (loss), net”.

3.  Goodwill and Other Intangible Assets

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually for impairment in accordance with this statement. Accordingly, the Company has ceased amortization of all goodwill and indefinite-lived intangible assets as of January 1, 2002. During the first quarter of 2002, the Company completed the transitional impairment test of other intangible assets, which indicated that the Company’s other intangible assets were not impaired. The Company’s transitional goodwill impairment test is expected to be completed by June 30, 2002. As of March 31, 2002, goodwill was allocated to the Company’s segments as follows: Core — $71.3 million; Emerging — $2.2 million. Amortizable intangible assets as of March 31, 2002 and December 31, 2001 of $29.0 and $33.7 million, respectively, are included in Other Assets in the Company’s Consolidated Balance Sheets. Unamortizable intangible assets of $0.9 million are also included in Other Assets on the Company’s Consolidated Balance Sheets. Other intangible assets that meet the new criteria continue to be amortized as shown in the table below over their useful lives.

	As of March 31, 2002

	(in thousands)
	Gross Carrying	Accumulated	Net Carrying
Amortizable Intangible Assets	Amount	Amortization	Amount

Customer Base	$26,800	$(12,647)	$14,153
Technology	25,447	(11,544)	13,903
Information Database	7,134	(6,934)	200
Other	1,023	(294)	729

	$60,404	$(31,419)	$28,985

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. Goodwill and Other Intangible Assets (Continued)

     Amortization expense for intangible assets during the three months ended March 31, 2002 was $4.7 million. Estimated amortization expense for the remainder of 2002 and the five succeeding fiscal years ended is as follows (in thousands) :

December 31, 2002 (remainder)	$9,984
December 31, 2003	$9,441
December 31, 2004	$4,719
December 31, 2005	$2,678
December 31, 2006	$1,435
December 31, 2007 and thereafter	$728

     The actual results for the three months ended March 31, 2002, compared to the as adjusted impact of adding goodwill amortization back to the net loss and loss per share for the three months ended March 31, 2001 is as follows:

	Three Months Ended
	March 31,

	2002	2001

	(Unaudited)	(as adjusted)
	(in thousands, except for per share data)
Reported loss	$(61,648)	$(1,703,653)
Amortization of goodwill	—	84,432
Equity loss — goodwill amortization	—	71,456

Adjusted loss	$(61,648)	$(1,547,765)

Basic and diluted loss per share:
Reported loss per share	$(0.22)	$(6.07)
Amortization of goodwill	—	0.30
Equity loss — goodwill amortization	—	0.25

Adjusted loss per share	$(0.22)	$(5.52)

4.  Derivative Financial Instruments

     In September 2001, the Company entered into a variable share forward contract to hedge 1.8 million shares of its holdings of i2 common stock. In addition, as of March 31, 2002 the Company held approximately 460,000 shares of i2 common stock in escrow that have not been hedged. At March 31, 2002 the Company’s holdings of i2 and the related forward contract were valued at $13.5 million. Based on the terms of the contract, the i2 forward contract and related shares will be worth a minimum of $9.7 million or $5.38 per share and a maximum of $20.2 million or $11.23 per share at maturity in September 2003. In March 2000, the Company entered into three cashless collar agreements (the “Equity Collars”) to hedge forecasted sales of its holdings of Ariba, Inc. (“Ariba”) common stock. The Equity Collars were terminated in December 2000, March 2001 and December 2001. The Equity Collars and forward contract limit the Company’s exposure to and benefits from price fluctuations in the underlying equity securities. The Company designated the Equity Collars and forward contract as cash flow hedges and recorded the Equity Collars and forward contract at their estimated fair value, with unrealized gains and losses resulting from changes in fair value recorded as a component of “Accumulated other comprehensive loss” on the Consolidated Balance Sheets and changes due to the ineffectiveness of these instruments in “Other income (loss), net” on the Consolidated Statements of Operations. Unrealized gains and losses as a result of these instruments are recognized in the Consolidated Statements of Operations when the underlying hedged item is extinguished or otherwise terminated.

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.  Derivative Financial Instruments (Continued)

     The fair value of warrants issued to the Company by Partner Companies, which are derivative instruments, are recorded on the Consolidated Balance Sheets at issuance in “Ownership interests in Partner Companies” and are valued using the Black-Scholes method. Changes in the fair value of the warrants are recorded to “Other income (loss), net”.

     The adoption of SFAS No. 133 resulted in recording $7.9 million of decline in fair value of warrants held in Partner Companies to “Cumulative effect of change in accounting principle” in the Consolidated Statements of Operations as of January 1, 2001. Estimated losses on the fair value of all outstanding warrants for the three months ended March 31, 2001 was approximately $43.0 million. The estimated fair value of warrants held in Partner Companies was approximately $2.1 million and $23.7 million at March 31, 2002 and 2001, respectively.

5.  Income Taxes

     The Company’s deferred tax asset before valuation allowance of $680 million at March 31, 2002 consists primarily of $415 million related to the carrying value of its Partner Companies and net operating loss carryforwards of approximately $112 million. The Company’s deferred tax liability of $1.2 million at March 31, 2002 relates primarily to the carrying value of its available-for-sale securities.

     The tax assets relate primarily to the excess of tax basis over book basis of the Partner Companies and net operating loss and capital loss carryforwards. Most of the Partner Companies are in an early stage of development, currently generate significant losses and are expected to generate significant losses in the future. The marketability of the securities held in the Partner Companies is generally limited as they primarily represent ownership interest in companies whose stock is not publicly traded. As of March 31, 2002, the publicly traded Partner Companies were Verticalnet, eMerge Interactive, Onvia.com, and Universal Access. Each of these companies has experienced a significant decline in the value of its stock price along with the business sectors in which it operates. Accordingly, a full valuation allowance has been recorded against the Company’s net deferred tax assets at March 31, 2002.

6.  Comprehensive Loss

     Comprehensive loss is the change in equity of a business enterprise during a period resulting from transactions and other events and circumstances from non-owner sources. Excluding net loss, the Company’s source of comprehensive loss is net unrealized appreciation (depreciation) related to its available-for-sale securities. The following summarizes the components of comprehensive loss:

	Three Months Ended
	March 31,

	2002	2001

		(as adjusted)
	(Unaudited)
	(in thousands)
Net loss	$(61,648)	$(1,703,653)
Other comprehensive income (loss):
Unrealized depreciation, net of tax	(2,771)	(9,062)
Reclassification adjustments, net of tax	1,052	64,443
Foreign currency translation adjustment	—	440

Comprehensive loss	$(63,367)	$(1,647,832)

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.  Net Loss per Share

     The calculations of net loss per share were:

	Three Months Ended
	March 31,

	2002	2001

		(as adjusted)
	(Unaudited)
	(in thousands, except per share data)
Basic and Diluted
Net loss prior to cumulative effect of change in accounting principle	$(61,648)	$(1,695,767)
Cumulative effect of change in accounting principle	—	(7,886)

Net loss	$(61,648)	$(1,703,653)

Average common shares outstanding	279,262	280,506

Prior to cumulative effect of change in accounting principle	$(0.22)	$(6.04)
Cumulative effect of change in accounting principle	—	(0.03)

	$(0.22)	$(6.07)

     If a consolidated or equity method Partner Company has dilutive options or securities outstanding, diluted net income (loss) per share is computed first by deducting income (loss) from continuing operations the income attributable to the potential exercise of the dilutive options or securities of the Partner Company. For the three months ended March 31, 2002 and 2001, the impact of a Partner Company’s dilutive securities has not been included as the impact would be anti-dilutive.

     The following options, restricted stock grants and warrants were not included in the computation of diluted EPS as their effect would have been anti-dilutive: options to purchase 18,570,872 and 23,493,286 shares of common stock at average prices of $11.29 and $32.61, respectively, outstanding as of March 31, 2002 and 2001; 7,737,808 shares of unvested restricted stock outstanding as of March 31, 2002; warrants to purchase 1,470,676 and 1,475,775 shares of common stock at $6.00, outstanding as of March 31, 2002 and 2001, respectively and convertible subordinated notes convertible into 3,500,164 and 4,443,267 shares of common stock outstanding as of March 31, 2002 and 2001, respectively.

8.  Debt

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

     In November 2001, the Company purchased and extinguished $120.2 million face value of convertible subordinated notes for $35.5 million in cash. The purchase resulted in an extraordinary gain from the extinguishment of debt in the amount of $51 million, net of related deferred tax expense of $30.0 million. The fair value of the convertible subordinated notes at March 31, 2002 was approximately $166.4 million.

     The Company recorded interest expense of $6.1 million and $7.8 million during the three months ended March 31, 2002 and 2001, respectively, with interest payments due semiannually through December 31, 2004. Issuance costs of $18.3 million were recorded in other assets and are being amortized as interest expense over the terms of the notes using the effective interest method. In connection with the Company’s early extinguishment of debt noted above, approximately $2.5 million of these issuance costs were immediately expensed and included in the computation of the extraordinary gain.

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.  Debt (Continued)

Loan and Credit Agreements

     On August 9, 2001, the Company entered into a loan agreement (the “Loan Agreement”) with PNC Bank to provide for the issuance of letters of credit. The Loan Agreement provides for issuances of letters of credit up to $15 million subject to a cash secured borrowing base as defined by the Loan Agreement. Issuance fees of .25% per annum of the face amount of each letter of credit will be paid to PNC Bank subsequent to issuance. The Loan Agreement also is subject to a .125% per annum unused commitment fee payable to the bank quarterly. As of March 31, 2002, $4.6 million in letters of credit were outstanding under the agreement. Amounts secured under the Loan Agreement have been reported as “Restricted cash” on the Consolidated Balance Sheets.

Long-Term Debt

     The Company’s long-term debt of $12.2 million (net of current maturities of $14.9 million) relates to its consolidated Partner Companies, and primarily consists of secured notes due to stockholders and outside lenders of CommerceQuest, OneCoast, Logistics.com and capital lease commitments.

9.  Restructuring

     In 2001 and 2000, the Company effected a restructuring plan designed to reduce its cost structure by closing and consolidating four offices, disposing of fixed assets, and reducing its workforce. The Company recorded retructuring charges totaling $13.5 million in the three months ended March 31, 2001. The Company’s consolidated Partner Companies also recorded restructuring charges totaling $2.0 million in the three months ended March 31, 2001 and $1.0 million in the three months ended March 31, 2002. These charges are included in “Impairment related and other” in the Consolidated Statements of Operations.

     Restructuring activity is summarized as follows:

	Accrual at	Restructuring		Accrual at
	December 31, 2001	Charge	Cash Payments	March 31, 2002

	(in thousands)
Restructuring - 2002
Employee severance and related benefits	$—	$1,011	$(814)	$197

Restructuring - 2001
Office closure costs	11,960	—	(987)	10,973
Employee severance and related benefits	3,071	—	(1,609)	1,462

	15,031	—	(2,596)	12,435
Restructuring - 2000
Office closure costs	203	—	(54)	149

	$15,234	$1,011	$(3,464)	$12,781

10.  Segment Information

     The Company’s reportable segments using the “management approach” under SFAS No. 131, “Disclosures About Segments of a Business Enterprise and Related Information” consist of two operating segments, the Core Operating Segment and the Emerging Operating Segment. The Core Operating Segment includes those Partner

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.  Segment Information (Continued)

Companies in which the Company’s management takes a very active role in providing strategic direction and management assistance. The Emerging Operating Segment includes investments in Partner Companies that are managed to provide the greatest near term stockholder value. The Company’s and Partner Companies’ operations were principally in the United States of America during all periods presented.

     In periods prior to the fourth quarter of 2001, the Company’s segments were composed of Partner Company Operations and General ICG Operations. All prior periods have been restated to reflect this change in the composition of the Company’s reporting segments. The development of the Core and Emerging Segments was based on Partner Companies in the Company’s network in the fourth quarter of 2001. The dispositions column includes the results for Partner Companies which were disposed of before the new segments were developed. The most significant individual Partner Companies’ revenues, where applicable, and net loss related to these dispositions for the three months ended March 31, 2001 were as follows: RightWorks, revenues of $6.1 million and net loss of $96.6 million; Breakaway Solutions, Inc. net loss of $27.2 million; PaperExchange.com, revenues of $4.4 million and net loss of $10.3 million.

     The following tables summarize the unaudited selected financial information related to the Company’s segments. Each segment includes the results of the Company’s Consolidated Partner Companies and records the Company’s share of earnings and losses of Partner Companies accounted for under the equity method of accounting and captures our basis in the assets of all of the Company’s Partner Companies. All significant intersegment activity has been eliminated and assets are either owned by or allocated to each operating segment. The measure of segment net loss reviewed by the Company’s chief operating decision maker does not include items such as impairment related charges, income taxes, extraordinary items and accounting changes, which are reflected as other reconciling items in the information which follows.

Three Months Ended March 31, 2002

				Reconciling Items
			Total					Consolidated
	Core	Emerging	Segments	Dispositions	Corporate	Other		Results

Selected data:				(in thousands)
Revenues	$28,214	$76	$28,290	$—	$—	$(14)		$28,276
Cost of revenue	$(20,773)	$(100)	$(20,873)	$—	$—	$—		$(20,873)
Selling, general and administrative	$(19,998)	$(328)	$(20,326)	$—	$(5,511)	$14		$(25,823)
Amortization of goodwill and other intangibles	$(4,735)	$—	$(4,735)	$—	$—	$—		$(4,735)
Equity loss — share of losses	$(10,002)	$(10,605)	$(20,607)	$—	$—	$—		$(20,607)
Net loss	$(39,597)	$(10,954)	$(50,551)	$—	$(13,833)	$2,736	*	$(61,648)

Assets	$265,515	$54,154	$319,669	$—	$256,952	$—		$576,621
Capital expenditures	$(233)	$—	$(233)	$—	$21	$—		$(212)

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.  Segment Information (Continued)

Three Months Ended March 31, 2001 (as adjusted)

				Reconciling Items
			Total					Consolidated
	Core	Emerging	Segments	Dispositions	Corporate	Other		Results

Selected data:				(in thousands)
Revenues	$14,931	$595	$15,526	$12,911	$—	$—		$28,437
Cost of revenue	$(15,949)	$(280)	$(16,229)	$(13,286)	$—	$—		$(29,515)
Selling, general and administrative	$(22,372)	$(4,450)	$(26,822)	$(38,269)	$(14,096)	$—		$(79,187)
Amortization of goodwill and other intangibles	$(22,037)	$(5,070)	$(27,107)	$(66,860)	$—	$—		$(93,967)
Equity loss — share of losses	$(54,800)	$(15,385)	$(70,185)	$(52,497)	$—	$—		$(122,682)
Equity loss — goodwill amortization	$(57,896)	$(5,978)	$(63,874)	$(10,165)	$—	$—		$(74,039)
Net loss	$(165,649)	$(34,707)	$(200,356)	$(183,226)	$(35,175)	$(1,284,896	)*	$(1,703,653)

Assets	$648,135	$200,178	$848,313	$449,412	$337,718	$—		$1,635,443
Capital expenditures	$(3,564)	$(82)	$(3,646)	$(2,746)	$172	$—		$(6,220)

*	Other reconciling items to net loss are as follows:

	Three Months ended
	March 31,

	2002	2001

Impairment related and other	$—	$(1,201,332)
Income tax	—	(26,151)
Minority interest	8,461	45,908
Cumulative effect of change in accounting principle	—	(7,886)
Other income (loss)	(5,725)	(95,435)

	$2,736	$(1,284,896)

11.  Parent Company Financial Information

     Parent Company financial information is provided to present the financial position and results of operations of the Company as if the Partner Companies accounted for under the consolidation method of accounting were accounted for under the equity method of accounting for all applicable periods presented. The Company’s share of the consolidated Partner Companies’ losses is included in “Equity loss” in the Parent Company Statements of Operations for all periods presented based on the Company’s ownership percentage in each period. The carrying value of the consolidated companies as of March 31, 2002 and December 31, 2001 is included in “Ownership interests in and advances to Partner Companies” in the Parent Company Balance Sheets.

Parent Company Balance Sheets

	As of March 31,	As of December 31,
	2002	2001

	(Unaudited)	(as adjusted)
	(in thousands)
Assets
Current assets	$211,596	$238,402
Ownership interests in and advances to Partner Companies	209,916	236,832
Available-for-sale securities and other	34,069	37,916

Total assets	$455,581	$513,150

Liabilities and stockholders’ equity (deficit)
Current liabilities	$35,434	$32,352
Non-current liabilities	446,061	446,061
Stockholders’ equity (deficit)	(25,914)	34,737

Total liabilities and stockholders’ equity (deficit)	$455,581	$513,150

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.  Parent Company Financial Information (Continued)

Parent Company Statements of Operations

	Three Months Ended
	March 31,

	2002	2001

		(as adjusted)
	(Unaudited)
	(in thousands)
Revenue	$—	$—
Operating expenses
General and administrative	5,511	14,099
Stock-based compensation	2,715	1,368
Impairment related and other	—	750,297
Research and development	—	—

Total operating expenses	8,226	765,764

	(8,226)	(765,764)
Other income (loss), net	(5,725)	(144,110)
Interest income (expense), net	(5,607)	(6,218)

Income (loss) before income taxes and equity loss	(19,558)	(916,092)
Income taxes	—	(26,151)
Equity loss	(42,090)	(753,524)

Net loss before cumulative effect of change in accounting principle	(61,648)	(1,695,767)
Cumulative effect of change in accounting principle	—	(7,886)

Net loss	$(61,648)	$(1,703,653)

Other Income (Loss), net

     Other income (loss), net consists of the effect of transactions and other events incidental to the Company’s ownership interests in its Partner Companies and its operations in general.

	Three Months Ended
	March 31,

	2002	2001

	(Unaudited)
	(in thousands)
Realized losses on available-for-sale securities	$(1,052)	$(32,291)
Partner Company Impairment Charges (Note 2)	—	(48,675)
Loss on Partner Company Warrants (Note 4)	—	(43,025)
Sales of Ownership interests in Partner Companies	(3,793)	2,043
Loss on transfer of Onvia.com from available-for-sale	—	(27,434)
Other	(880)	5,272

	$(5,725)	$(144,110)

     During the three months ended March 31, 2002, the Company recorded a loss of $1.3 million to reflect the other-than-temporary decline in market value of divine, Inc. During the three months ended March 31, 2001 the Company recorded a $2.7 million gain related to the ineffective portion of the Equity Collars. In March 2001, the Company sold 733,334 shares of Ariba common stock at an average price of $114.52 and recorded a loss of $33.7 million. During the three months ended March 31, 2002 and 2001, the Company sold shares of other available-for-sale securities resulting in a gain of $0.2 million and a loss of $1.3 million, respectively.

     Due to Onvia.com’s stock repurchase program in March 2001, the Company’s interest in Onvia.com increased to greater than 20%. On the date the Company’s ownership interest increased to greater than 20%, the Company transferred its interest in Onvia.com from available-for-sale securities to ownership interests in Partner Companies resulting in the recognition of a loss of $27.4 million.

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.  Parent Company Financial Information (Continued)

     During the three months ended March 31, 2002 and 2001, the Company sold its ownership interests in various Partner Companies in exchange for cash. Sales of Partner Company interests resulted in a loss of $3.8 million for the three months ended March 31, 2002 and a $2.0 million gain in the three months ended March 31, 2001.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
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

     We are an internet holding company actively engaged in B2B e-commerce through a network of partner companies. Because we own significant interests in B2B e-commerce companies, many of which generate net losses, we have experienced, and expect to continue to experience, significant volatility in our quarterly results. While many of our partner companies have consistently reported losses, we have recorded net income in certain periods and experienced significant volatility from period to period due to one-time transactions and other events incidental to our ownership interests in partner companies. These transactions and events are described in more detail in Notes 2 and 11 of our consolidated financial statements and include dispositions of and changes to our partner company ownership interests, dispositions of our holdings of available-for-sale securities, and impairment charges.

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

Impairment Charges

     Effective January 1, 2002, we adopted certain provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Upon adoption of SFAS No. 142, we reassessed the useful lives and residual values of all intangible assets acquired in purchase business combinations. Our intangible assets having indefinite useful lives were tested for impairment in accordance with SFAS No. 142 in the first quarter of 2002. The goodwill related to our consolidated and equity method partner companies, which had been amortized over a three-year period, will no longer be subject to amortization. Goodwill related to our consolidated partner companies will be evaluated for impairment under SFAS No. 142 by the end of the second quarter of 2002, with any resulting impairment loss being recognized as the effect of a change in accounting principle in the first quarter of 2002. Goodwill associated with our equity method partner companies will continue to be assessed for impairment under the provisions of APB Opinion No. 18, “Equity Method Investments.”

Ownership of Marketable Securities

     We own shares of marketable equity securities that are publicly traded and are highly volatile. We record an impairment charge when we believe such shares have experienced a decline in value that is other-than-temporary. In determining if a decline in market value below cost for a publicly traded security is other-than-temporary, we evaluate the relevant market conditions, offering prices, trends of earnings, price multiples and other key measures providing an indication of the instrument’s fair value. When a decline in value is deemed to be other-than-temporary, we recognize an impairment loss in the current period to the extent of the decline below the carrying value of the investment. Adverse changes in market conditions or poor operating results of underlying investments could result in additional other-than-temporary losses in future periods.

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

Commitments and Contingencies

     From time to time, we are a defendant or plaintiff in various legal actions, that arise in the normal course of business. We are also a guarantor of various third-party obligations and commitments. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required for these contingencies, if any, which would be charged to earnings, is made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in circumstances, such as a change in settlement strategy. Changes in required reserves could increase or decrease our earnings in the period the changes are made.

Basis of Presentation

Effect of Various Accounting Methods on our Results of Operations

     The various interests that we acquire in our partner companies are accounted for under three broad methods: consolidation, equity method and cost method. The applicable accounting method is generally determined based on our voting interest in a partner company.

     Consolidation. Partner companies in which we directly or indirectly possess voting control or those where we have effective control are generally accounted for under the consolidation method of accounting. Under this method, a partner company’s accounts are reflected within our Consolidated Statements of Operations. Participation of other partner company stockholders in the earnings or losses of a consolidated partner company is reflected in the caption “Minority interest” in our Consolidated Statements of Operations. Minority interest adjusts our consolidated net results of operations to reflect only our share of the earnings or losses of the consolidated partner company.

     Equity Method. Partner companies whose results we do not consolidate, but over whom we exercise significant influence, are generally accounted for under the equity method of accounting. Whether or not we exercise significant influence with respect to a partner company depends on an evaluation of several factors including, among others, representation on the partner company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the partner company, including voting rights associated with our holdings in common, preferred and other convertible instruments in the partner company. Under the equity method of accounting, a partner company’s accounts are not reflected within our Consolidated Statements of Operations; however, our share of the earnings or losses of the partner company is reflected in the caption “Equity loss — share of partner company losses” in our Consolidated Statements of Operations.

     Cost Method. Partner companies not accounted for under either the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, our share of the earnings or losses of these companies is not included in our Consolidated Statements of Operations.

Reportable Segments

     Our reportable segments using the “management approach” under SFAS No. 131, “Disclosures About Segments of a Business Enterprise and Related Information” consist of two operating segments, the Core Operating Segment and the Emerging Operating Segment. The Core Operating Segment includes those partner companies in which we take a very active role in providing strategic direction and management assistance. The Emerging Operating Segment includes investments in partner companies that we manage to provide the greatest near-term stockholder value. The Company’s and partner companies’ operations were principally in the United States of America during all periods presented.

     As of March 31, 2002 we owned interests in 45 partner companies which are categorized below based on segment and method of accounting.

CORE PARTNER COMPANIES (%Voting Interest)

Consolidated	Equity	Cost

CommerceQuest (65%)	BuyMedia (40%)	Blackboard (15%)
Delphion (32%)	CreditTrade (30%)
eCredit (99.9%)	eMerge Interactive (18%)
ICG Commerce (54%)	FreeBorders (34%)
Logistics.com (97%)	GoIndustry (30%)
OneCoast (97%)	Investor Force (38%)
iSky (25%)
Jamcracker (21%)
LinkShare (40%)
Syncra Systems (35%)
United Messaging (27%)
Universal Access (22%)
Verticalnet (22%)

EMERGING PARTNER COMPANIES (%Voting Interest)

Consolidated	Equity	Cost

eMarket Capital (54%)	Agribuys (35%)	Anthem (9%)
	ComputerJobs.com (46%)	Arbinet (3%)
	Co-nect (36%)	Citadon (2%)
	Emptoris (62%)	ClearCommerce (12%)
	eMetra (34%)	Context Integration (12%)
	inreon (22%)	Entegrity Solutions (9%)
	Internet Commerce Systems (44%)	FuelSpot (11%)
	Mobility Technologies (25%)	Persona (8%)
	OnMedica (57%)	Surgency (13%)
	Onvia.com (22%)	Tibersoft (15%)
Sourceree (39%)
StarCite (22%)
TeamOn.com (33%)
Texyard (33%)

     In periods prior to the fourth quarter of 2001, our segments were composed of Partner Company Operations and General ICG Operations. All prior periods have been restated to reflect this change in the composition of our reporting segments. The development of the Core Operating and Emerging Operating Segments was based on partner companies in our network in the fourth quarter of 2001. The dispositions column includes the results for partner companies which were disposed of before the new segments were developed. The most significant individual partner companies’ revenues, where applicable, and net loss related to these dispositions were as follows: RightWorks, revenues of $6.1 million and net loss of $96.6 million; Breakaway Solutions, Inc. net loss of $27.2 million; PaperExchange.com, revenues of $4.4 million and net loss of $10.3 million.

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

Three Months Ended March 31, 2002

				Reconciling Items
			Total					Consolidated
	Core	Emerging	Segments	Dispositions	Corporate	Other		Results

Selected Data:				(in thousands)
Revenues	$28,214	$76	$28,290	$—	$—	$(14)		$28,276
Cost of revenue	$(20,773)	$(100)	$(20,873)	$—	$—	$—		$(20,873)
Selling, general and administrative	$(19,998)	$(328)	$(20,326)	$—	$(5,511)	$14		$(25,823)
Amortization of goodwill and other intangibles	$(4,735)	$—	$(4,735)	$—	$—	$—		$(4,735)
Equity loss — share of losses	$(10,002)	$(10,605)	$(20,607)	$—	$—	$—		$(20,607)
Net loss	$(39,597)	$(10,954)	$(50,551)	$—	$(13,833)	$2,736	*	$(61,648)

Three Months Ended March 31, 2001 (as adjusted)

				Reconciling Items
			Total						Consolidated
	Core	Emerging	Segments	Dispositions	Corporate	Other			Results

Selected Data:				(in thousands)
Revenues	$14,931	$595	$15,526	$12,911	$—		$—		$28,437
Cost of revenue	$(15,949)	$(280)	$(16,229)	$(13,286)	$—		$—		$(29,515)
Selling, general and administrative	$(22,372)	$(4,450)	$(26,822)	$(38,269)	$(14,096)	$			$(79,187)
Amortization of goodwill and other intangibles	$(22,037)	$(5,070)	$(27,107)	$(66,860)	$—		$—		$(93,967)
Equity loss — share of losses	$(54,800)	$(15,385)	$(70,185)	$(52,497)	$—		$—		$(122,682)
Equity loss — goodwill amortization	$(57,896)	$(5,978)	$(63,874)	$(10,165)	$—		$—		$(74,039)
Net loss	$(165,649)	$(34,707)	$(200,356)	$(183,226)	$(35,175)		$(1,284,896)	*	$(1,703,653)

*	Other reconciling items to net loss are as follows:

	Three Months Ended March 31,

	2002	2001

Impairment related and other	$—	$(1,201,332)
Income tax	—	(26,151)
Minority interest	8,461	45,908
Cumulative effect on change in accounting principle	—	(7,886)
Other income (loss)	(5,725)	(95,435)

	$2,736	$(1,284,896)

     The Core Operating Segment includes those partner companies in which we take a very active role in providing strategic direction and management assistance. The Emerging Operating Segment includes investments in partner companies that we manage to provide the greatest near term stockholder value. Dispositions are those partner companies which have been sold or ceased operations and are no longer included in a segment for all periods presented. Corporate expenses represent our general and administrative expenses of supporting the partner companies. “Other” represents those items incidental to our operations.

Results of Operations — Core Companies

     The following presentation of our Results of Operations — Core companies includes the results of our consolidated Core partner companies and our share of the losses of our equity method Core partner companies which are reflected in the caption “Equity loss-share of losses”.

Core Segment Results

	Three Months Ended March 31,

	2002	2001

Selected data:		(as adjusted)
	(in thousands)
Revenue	$28,214	$14,931
Cost of revenue	$(20,773)	$(15,949)
Selling, general and administrative	$(19,998)	$(22,372)
Amortization of goodwill and other intangibles	$(4,735)	$(22,037)
Equity loss — share of losses	$(10,002)	$(54,800)
Equity loss — goodwill and other intangibles amortization	$—	$(57,896)
Net loss	$(39,597)	$(165,649)

     Revenue

     Revenue from consolidated Core companies was $28.2 million for the three months ended March 31, 2002 versus $14.9 million for the three months ended March 31, 2001. As a result of our acquisitions of majority ownership positions in CommerceQuest, eCredit, Logistics.com and OneCoast, Core revenue increased $16.9 million for the three months ended March 31, 2002 versus the three months ended March 31, 2001. Increases in the customer bases and increased activity of existing customers of ICG Commerce and Delphion as well as an acquisition at ICG Commerce resulted in increased revenues of $1.7 million for the three months ended March 31, 2002 versus the three months ended March 31, 2001. These increases were offset by $5.3 million decrease due to the deconsolidation of AssetTRADE.com during the fourth quarter of 2001.

     Cost of revenue and selling, general and administrative

     Cost of revenue represents costs of providing our services as well as costs of products sold in an exchange business where we act as a principal. Selling, general and administrative costs relate to promotion of our products and services as well as administrative support and facility expenses. Cost of revenue and selling, general and administrative for Core companies was $40.8 million for the three months ended March 31, 2002 versus $38.3 million for the three months ended March 31, 2001. These operating expenses have increased for the three months ended March 31, 2002 by approximately $23.2 million due to our acquisition of majority ownership positions in CommerceQuest, eCredit, Logistics.com and OneCoast offset by a $9.4 million decrease due to the deconsolidation of AssetTRADE.

     In addition, those costs attributable to ICG Commerce and Delphion decreased by approximately $11.4 million for the three months ended March 31, 2002 versus the three months ended March 31, 2001 as a result of focused cost-cutting efforts at both companies.

     Amortization of goodwill and other intangibles

     Amortization of goodwill and other intangibles related to Core companies was $4.7 million for the three months ended March 31, 2002 versus $22.0 million for the three months ended March 31, 2001. Amortization for the three months ended March 31, 2001 primarily related to goodwill which was previously amortized over a three year period. Effective January 1, 2002, we adopted the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets”. Upon adoption of SFAS No. 142, goodwill amortization ceased. Amortization for the three months ended March 31, 2002 relates primarily to certain identified intangible assets acquired as the result of our majority acquisition of eCredit, CommerceQuest, Logistics.com and OneCoast as well as an ICG Commerce acquisition. The intangible assets, which primarily include customer bases and technology, will be amortized over a period of three to eight years.

     Equity Loss

     A significant portion of our net results from our Core companies is derived from those Core companies in which we hold a significant minority ownership interest. Our share of income or losses of these companies is recorded in our Consolidated Statements of Operations under “Equity loss-share of partner company losses.” Our carrying value for a partner company accounted for under the equity method of accounting includes unamortized goodwill.

     Our equity loss-share of partner company losses related to our Core companies was $10.0 million for the three months ended March 31, 2002 versus $54.8 million for the three months ended March 31, 2001. Approximately $23.0 million of this decrease is due to our recording our share of Verticalnet’s losses for the three months ended March 31, 2001. We did not record our share of Verticalnet’s losses for the three months ended March 31, 2002 as our carrying value is zero and we have no additional funding or guarantee commitments. In addition, equity loss decreased $10.9 million related to CommerceQuest, eCredit, Logistics.com and OneCoast becoming consolidated companies during 2001. The remainder of the decrease is due to decreased losses at a majority of our Core equity method partner companies resulting from increased revenue and reduced cost structures.

     “Equity loss — goodwill and other intangibles amortization” related to Core companies was $57.9 million for the three months ended March 31, 2001. As a result of our adoption of SFAS No. 142, goodwill amortization ceased effective January 1, 2002.

Results of Operations — Emerging Companies

     The following presentation of our Results of Operations — Emerging Companies includes the results of our consolidated Emerging partner companies and our share of the losses of our equity method Emerging partner companies, which are reflected in the caption “Equity loss-share of losses”.

Emerging Segment Results

	Three Months Ended March 31,

	2002	2001

Selected data:
	(in thousands)
Revenue	$76	$595
Cost of revenue	$(100)	$(280)
Selling, general and administrative	$(328)	$(4,450)
Amortization of goodwill and other intangibles	$—	$(5,070)
Equity loss — share of losses	$(10,605)	$(15,385)
Equity loss — goodwill amortization	$—	$(5,978)
Net loss	$(10,954)	$(34,707)

     Revenue, cost of revenue and selling, general and administrative

     Cost of revenue represents costs of providing our services as well as costs of products sold in an exchange businesses where we act as a principal. Selling, general and administrative costs relate to promotion of our products and services as well as administrative support and facility expenses. Our consolidated Emerging companies have generated negligible revenues to date. The operating expenses for the three months ended March 31, 2002 and 2001, respectively were $0.4 million and $4.7 million, respectively. This decrease was primarily due to the deconsolidation of Emptoris and OnMedica.

     Equity Loss

     A significant portion of our net results from our Emerging companies is derived from those Emerging companies in which we hold a significant minority ownership interest. Our share of income or losses of these companies is recorded in our Consolidated Statements of Operations under “Equity loss-share of partner company losses.”

     Our equity loss-share of partner company losses related to our Emerging companies was $10.6 million for the three months ended March 31, 2002 versus $15.4 million for the three months ended March 31, 2001. Approximately $5.4 million of this decrease relates to five partner companies which reported losses in the three months ended March 31, 2001 and now have a carrying value which has been reduced to zero; therefore, no losses were recorded for the three months ended March 31, 2002. In addition, our sale of NetVendor, Inc. during the three months ended March 31, 2002 resulted in an additional $1.6 million decrease. These decreases were offset by an increase of $2.1 million related to the deconsolidation of OnMedica and Emptoris and an increase of $4.4 million related to Onvia.com which was accounted for as an available-for-sale security during the three months ended March 31, 2001. The remaining decrease relates to eight other Emerging companies which have reduced their operating expenses over the past year.

     “Equity loss — goodwill amortization” related to Emerging companies was $6.0 million for the three months ended March 31, 2001. As a result of the adoption of SFAS No. 142, goodwill amortization ceased effective January 1, 2002.

Corporate Operating Expenses

Corporate Operating Expenses

	Three Months Ended March 31,

	2002	2001

	(in thousands)
General and administrative	$(5,511)	$(14,099)
Stock-based compensation	(2,715)	(1,368)
Impairment related and other	—	(13,490)
Interest income (expense), net	(5,607)	(6,218)

Total corporate operating expenses	$(13,833)	$(35,175)

     General and Administrative

     Our general and administrative costs consist primarily of employee compensation, facilities, outside services such as legal, accounting and consulting, and travel-related costs. General and administrative expenses were $5.5 million for the three months ended March 31, 2002, versus $14.1 million for the three months ended March 31, 2001. The decrease is the result of the restructuring of our operations. See the subsection “Restructuring” below.

     Stock-Based Compensation

     Stock based compensation for the three months ended March 31, 2002, and 2001 included $2.7 million and $1.4 million, respectively, of amortization expense related to grants of restricted stock to employees during 2001 and options granted below fair value in 1999. Stock-based compensation for the three months ended March 31, 2002 increased as the result of restricted stock grants to employees. Aggregate deferred compensation will be amortized over the remaining vesting periods for stock options or the lapse of restrictions in the case of restricted stock.

     Restructuring (Impairment Related and Other)

     During 2000 and 2001, we restructured our operations to better align our general and administrative expenses with the reduction in the number of our partner companies. The restructuring resulted in a charge of $13.5 million for the three months ended March 31, 2001 related to fixed asset write-offs, severance and lease termination costs. These charges are included in “Impairment related and other” in the Consolidated Statements of Operations (See Note 9 to our Consolidated Financial Statements.)

     Interest Income/Expense

     The decrease in interest expense, net of $0.6 million is the result of a $1.7 million decrease in interest expense related to our convertible subordinated notes resulting from an extinguishment of $120.2 million in principal amount in November 2001 and a $1.1 million decrease in interest income due to the decrease in the average balance of cash and cash equivalents.

Other Items

     Impairment Charges

     We operate in an industry that is rapidly evolving and extremely competitive. Many internet-based businesses, including some with B2B business models, have experienced difficulty in raising additional capital necessary to fund operating losses and continued investments that their management teams believe are necessary to sustain operations. Valuations of public companies operating in the internet B2B e-commerce sector declined significantly during 2001. In 1999 and 2000 we announced several significant acquisitions that were financed principally with shares of our common stock and, based on the price of the common stock at that time, were valued in excess of $1 billion. Based on our periodic review of our partner company holdings, impairment charges of $1.2 billion were recorded during the three months ended March 31, 2001 to write off certain partner company holdings (See Note 2 to our Consolidated Financial Statements).

     Income Taxes

     Our deferred tax asset before valuation allowance of $680 million at March 31, 2002 consists primarily of $415 million related to the carrying value of our partner companies and net operating loss carryforwards of approximately $112 million. Our deferred tax liability of $1.2 million at March 31, 2002 relates primarily to the carrying value of available-for-sale securities. During 2001, we recorded a full valuation allowance against our net assets (See Note 5 to our Consolidated Financial Statements).

     Other Income (Loss), net

     Other income (loss), net decreased in the three months ended March 31, 2002 as compared to the three months ended March 31, 2001 as we recognized impairment charges on cost method partner companies and loss on the decline in fair value of partner company warrants during the three months ended March 31, 2001. (See Note 11 to our Consolidated Financial Statements).

Liquidity and Capital Resources

     As of March 31, 2002, we had $204.5 million in cash, cash equivalents and short-term investments, $14.3 million in available-for-sale securities, principally shares in divine, Inc. and i2 Technologies, Inc. (“i2”) and $5.1 million in restricted cash for total liquidity of $223.9 million. In addition, our consolidated partner companies had cash, cash equivalents, restricted cash and short-term investments of $28.2 million. Consolidated working capital decreased to $143.5 million at March 31, 2002 compared to $182.0 million at December 31, 2001, primarily as a result of net cash outflows from operations and fundings we made to partner companies during the three months ended March 31, 2002.

     Net cash used in operating activities was approximately $19.0 million for the three months ended March 31, 2002 compared to $94.9 million during the same prior year period. The decrease is primarily the result of the decreased losses at our consolidated partner companies.

     Net cash used by investing activities during the three months ended March 31, 2002 was $8.5 million versus net cash provided by investing activities of $81.0 million during the comparable 2001 period. The decrease is primarily due to reduced acquisitions of ownership interests in 2002 versus 2001, and proceeds from partner company dispositions and sales of available-for-sale securities.

     Existing cash, cash equivalents and short-term investments, proceeds from the issuance of debt and equity securities of our consolidated partner companies to third parties, proceeds from the potential sales of all or a portion of our available-for-sale securities or minority interests in certain partner companies, and other internal sources of cash flow are expected to be sufficient to fund our cash requirements through the next twelve months, including commitments to new and existing partner companies, debt obligations and general operations requirements. At March 31, 2002, we were obligated for $40.1 million of funding and guarantee commitments to existing partner companies. If a certain consolidated partner company achieves a fair market value in excess of $1.0 billion, we will be obligated to pay, in cash or stock at our option, 4% of the partner company’s fair market value in excess of $1.0 billion, up to $70 million to a venture capital firm. We, a significant stockholder and two of our executive officers are limited partners of this venture capital firm. This contingent obligation will expire on the earlier to occur of May 31, 2005 or an unaffiliated company sale, if the valuation milestone is not achieved. Currently, the fair market value of this partner company is well below $1.0 billion. We will continue to evaluate acquisition opportunities and may acquire additional ownership interests in new and existing partner companies in the next twelve months; however, such acquisitions will be made at our discretion. If we elect to make additional acquisitions, it may become necessary for us to raise additional funds. We may not be able to raise additional capital and failure to do so could have a material adverse effect on our business. If additional funds are raised through the issuance of equity securities, our existing stockholders may experience significant dilution.

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

     The United States economy has been weakened by, among other things, a recession and the terrorist attacks of September 11, 2001 and the response of the United States to such attacks. These matters, and potential future terrorist attacks or hostilities or economic deterioration, could continue to result in further weakness in the United States economy, which could negatively affect our business.

We have a limited operating history upon which you may evaluate us.

     We were formed in March 1996 and have a limited operating history upon which you may evaluate our business and prospects. We and our partner companies are among the many companies that have entered into the emerging B2B e-commerce market. Many of our partner companies are in the early stages of their development. Our business and prospects must be considered in light of the risk, expense and difficulties frequently encountered by companies in early stages of development, particularly companies in new and rapidly evolving markets such as B2B e-commerce. If we are unable to effectively allocate our resources and help develop those existing partner companies that we believe have the most near term potential, our stock price may be adversely affected and we may be unable to execute our strategy of developing and maintaining a collaborative network of partner companies.

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

Because we are not in compliance with the continued listing standards of the Nasdaq National Market, we are pursuing a move to the Nasdaq SmallCap Market, which could adversely affect the price and liquidity of our common stock.

     Our common stock is currently listed on the Nasdaq National Market, which has requirements for the continued listing of stock. One of the requirements is that our common stock maintain a minimum bid price of $1.00 per share. Because the closing bid for the Company’s stock remained below $1.00 for thirty consecutive trading days, on April 25, 2002 Nasdaq sent us a notice indicating that we need to come back into compliance with the $1.00 minimum bid requirement and if such compliance is not achieved we could be delisted. Additionally, we are not currently in compliance with the listing requirement that the Company have $10 million in stockholders’ equity or, until November 1, 2002, $4 million in net tangible assets, a requirement that must be met if we do not meet a $3.00 minimum bid price. Because we currently fail to meet the minimum bid price requirement and the stockholders’ equity/net tangible asset test, we are pursuing a move to the Nasdaq SmallCap Market. There can be no assurance that our listing on the Nasdaq SmallCap Market will be accepted. If our application for listing on the Nasdaq SmallCap Market is not accepted, the price and liquidity of our common stock may be adversely affected. If we are accepted for listing on the Nasdaq SmallCap Market, the move to the Nasdaq SmallCap Market could be perceived negatively and the trading market for our common stock could be affected, which could depress our stock price and adversely affect the liquidity of our common stock.

If our common stock ceases to be listed for trading on the Nasdaq National Market and the Nasdaq SmallCap Market, the price and liquidity of our common stock may be adversely affected.

     Because we do not currently meet the continued listing requirements of the Nasdaq National Market, we are currently pursuing a move from the Nasdaq National Market to the Nasdaq SmallCap Market. There can be no assurance that our listing on the Nasdaq SmallCap Market will be accepted. Companies listed on the Nasdaq SmallCap Market are required to maintain a minimum bid price of $1.00 per share. While we are not currently in compliance with this requirement, moving to the Nasdaq SmallCap Market will provide an immediate grace period of 180 days during which we can come back into compliance. An additional 180-day grace period may be granted if the Company remains in compliance with all the other listing criteria of the Nasdaq SmallCap Market. However, there can be no assurance that we will achieve compliance with the $1.00 per share minimum bid price or that we will continue to satisfy all of the listing requirements of the Nasdaq SmallCap Market or the Nasdaq National Market. In the event that we do not qualify for listing on either the Nasdaq National Market or the Nasdaq SmallCap Market, sales of our common stock would likely be conducted only in the over-the-counter market. This may have a negative impact on the price and liquidity of our common stock and investors may find it more difficult to purchase or dispose of, or to obtain accurate quotations as to the market value of, our common stock.

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

     Of our $576.6 million in total assets as of March 31, 2002, $145.2 million, or 25.2%, consisted of ownership interests in our partner companies. The carrying value of our partner company ownership interests includes our original acquisition cost, the effect of accounting for certain of our partner companies under the equity method of accounting, the effect of adjustments to our carrying value resulting from certain issuances of equity securities by our partner companies, and the effect of impairment charges recorded for the decrease in value of certain partner companies. The carrying value of our partner companies will be impaired and decrease if one or more of our partner companies do not succeed. The carrying value of our partner companies is not marked to market; therefore, a decline in the market value of one of our publicly traded partner companies may impact our financial position by not more than the carrying value of the partner company. However, this decline would likely affect the price of our common stock. For example, our stakes in our publicly traded partner companies, Verticalnet, eMerge Interactive, Onvia.com, and Universal Access, were valued at approximately $17.2 million, $5.0 million, $10.8 million and $32.7 million, respectively as of March 31, 2002. A decline in the market value of Verticalnet, eMerge Interactive, Onvia.com, and Universal Access will likely cause a decline in the price of our common stock.

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

     We intend to allocate the majority of our capital and human resources to those partner companies that we believe present the greatest long-term stockholder value. Although those partner companies that do not fall within this category will remain within our network so long as we continue to own an interest in them, the quality of the network may suffer if a large number of the participants do not receive sufficient support from us or from other sources. Additionally, partner companies that believe that we are not allocating an appropriate level of resources to them may choose not to participate in our network, which would adversely affect our strategy of building and maintaining a collaborative network of B2B companies.

We may not be able to pay our long-term debt when it matures.

     In December 1999, we issued convertible subordinated notes that bear interest at an annual rate of 5.5% and mature in December 2004. As of March 31, 2002, $446.1 million face value of these notes was outstanding. We may be unable to repay this long-term debt when it matures. If we are unable to satisfy this obligation, substantial liquidity problems could result.

If public and private capital markets are not favorable for the B2B sector we may not be able to execute on our strategy.

     Our strategy involves creating value for our stockholders by building leading B2B e-commerce companies. Our success depends on the acceptance by the public and private capital markets of B2B companies in general, including initial public offerings of those companies. The B2B market has experienced significant volatility recently and the market for initial public offerings of B2B e-commerce companies has been extremely weak since 2000 . If these conditions continue, we may not be able to create stockholder value by taking our partner companies public. In addition, reduced market interest in B2B e-commerce companies may reduce the market value of our publicly traded partner companies.

Fluctuations in our quarterly results may adversely affect our stock price.

     We expect that our quarterly results will fluctuate significantly due to many factors, including:

•	the operating results of our partner companies;

•	significant fluctuations in the financial results of B2B e-commerce companies generally;

•	changes in equity losses or income;

•	the acquisition or divestiture of interests in partner companies;

•	changes in our methods of accounting for our partner company interests, which may result from changes in our ownership percentages of our partner companies;

•	sales of equity securities by our partner companies, which could cause us to recognize gains or losses under applicable accounting rules;

•	the pace of development or a decline in growth of the B2B e-commerce market;

•	competition for the goods and services offered by our partner companies; and

•	our ability to effectively manage our growth and the growth of our partner companies.

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

     We have made significant reductions in our headcount in order to reduce our corporate expenses. Although we believe our current staffing levels are adequate to conduct our business, we cannot ensure that we will not need to increase our headcount in the future.

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

     We operate in an industry that is rapidly evolving and extremely competitive. Many internet-based businesses, including some with B2B business models, have experienced difficulty in raising additional capital necessary to fund operating losses and continue investments that their management teams believe are necessary to sustain operations. Valuations of public companies operating in the internet B2B e-commerce sector declined significantly during 2000 and 2001. In the first quarter of 2000 we announced several significant acquisitions that were financed principally with shares of our stock and based on the price of our stock at that time, were valued in excess of $1 billion. Based on our periodic review of our partner company holdings, including those valued during 2001, impairment charges of $1.3 billion were recorded to write off certain partner company holdings during the year ended December 31, 2001. It is reasonably possible that our accounting estimates with respect to the useful life and ultimate recoverability of our carrying basis including goodwill in other partner companies could change in the near term and that the effect of such changes on the financial statements could be material. At March 31, 2002, the recorded amount of carrying basis including goodwill is not impaired, although we cannot assure that our future results will confirm this assessment, that a significant write-down or write-off of partner company carrying basis including goodwill will not be required in the future, or that a significant loss will not be recorded in the future upon the sale of a partner company.

We may compete with some of our stockholders and partner companies, and our partner companies may compete with each other, which could deter companies from partnering with us and may limit future business opportunities.

     We may compete with some of our stockholders and partner companies for internet-related opportunities. As of March 31, 2002, Safeguard Scientifics, Inc. owns 12.9% of our outstanding common stock and may compete with us to acquire interests in B2B e-commerce companies. The Chairman of Safeguard’s Board of Directors and Safeguard’s former Chairman and CEO are currently members of our board of directors and IBM Corporation may have a right to designate a board observer. This may give them access to our business plan and knowledge about potential transactions. In addition, we may compete with our partner companies to acquire interests in B2B e-commerce companies, and our partner companies may compete with each other for B2B e-commerce opportunities. This competition, and the complications posed by the designated directors, may deter companies from partnering with us and may limit our business opportunities.

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

Our outstanding indebtedness could negatively impact our future prospects.

     As of March 31, 2002, we had $27.1 million in long-term debt (including the current portion thereof) and $446.1 million in outstanding convertible subordinated notes. This indebtedness may:

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

     We have been dependent on the capital markets for access to funds for acquisitions, operations and other purposes. While we attempt to operate our business in such a manner so as to be independent from the capital markets, there is no assurance that we will be successful in doing so. Our partner companies are also dependent on the capital markets to raise capital for their own purposes. Since early 2000, the market for internet-related companies and initial public offerings weakened dramatically. If this weakness continues for an extended period of time, our ability and the ability of our partner companies to grow and access the capital markets, if necessary, will be impaired, which would require us to take other actions, such as borrowing money on terms that may be unfavorable to us, or divesting of interests in our partner companies to raise capital.

Our stakes in some partner companies have been and are likely to be diluted, which could materially reduce the value of our stake in such partner companies.

     Since we allocate our financial resource to those partner companies that we believe have the most potential, our ownership interests in other partner companies have been and are likely to continue to be diluted due to our decision not to participate in financings. This dilution results in a reduction in the value of our stakes in such partner companies.

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

     We have realigned our capital and human resources around those partner companies that we believe present the greatest long-term stockholder value. We may divest our interests in those partner companies that do not fit this criteria or in other partner companies that we believe are no longer core to our strategy. When we divest all or part of an interest in a partner company, we may not receive maximum value for this position. For partner companies with publicly-traded stock, we may be unable to sell our interest at then-quoted market prices. Furthermore, for those partner companies that do not have publicly-traded stock, the realizable value of our interests may ultimately prove to be lower than the carrying value currently reflected in our consolidated financial statements. We continually evaluate the carrying value of our ownership interests in and advances to each of our partner companies for possible impairment based on achievement of business plan objectives and milestones, the value of each ownership interest in the partner company relative to carrying value, the financial condition and prospects of the partner company, and other relevant factors. If we are unable to raise capital from other sources we may be forced to sell our stakes in partner companies at unfavorable prices in order to sustain our operations. Additionally, we may be unable to find buyers for certain of our assets, which could adversely affect our business.

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

     We cannot ensure that the companies we have identified as Core partner companies are those that actually have the greatest value proposition or are those to which we will continue to allocate capital. Although we have identified certain of our partner companies as Core partner companies, this categorization does not necessarily imply that everyone of our Core partner companies is a de facto success at this time or will become successful in the future. There is no guarantee that a Core partner company will remain categorized as Core or that it will be able to successfully continue operations.

Due to our decision to allocate the majority of our resources to our most promising partner companies, our ability to provide support to our other partner companies will be limited.

     We have reallocated our resources to focus on those partner companies that we believe present the greatest long-term stockholder value. As a result of our reallocation of resources, we will not allocate capital to all of our existing partner companies. Our decision to not provide additional capital support to some of our partner companies could have a material adverse impact on the operations of such partner companies.

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

In May 2002 and August 2003 members of management may sell shares of the Company’s common stock in connection with the vesting of restricted stock grants, which could have a negative effect on the price of the Company’s common stock.

     Members of our management have been granted shares of restricted stock, which vest in May 2002 and August 2003. We believe that individuals are likely to sell shares of the Company’s common stock to cover tax liabilities associated with the vesting and they may sell additional vested shares. Such sales could have a negative effect on the stock price.

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

     Verticalnet, eMerge Interactive, Onvia.com, and Universal Access are our publicly-traded partner companies. The price of their common stock has been highly volatile. On February 16, 1999, Verticalnet completed its initial public offering at a price of $4.00 per share and its common stock has since traded as high as $148.38 per share and as low as $0.32, adjusted for two subsequent two for one stock splits. On February 8, 2000, eMerge Interactive completed its initial public offering at a price of $15.00 per share and its common stock has traded as high as $68.00 per share and as low as $0.42. On March 1, 2000, Onvia.com completed its initial public offering at a price of $21.00 per share and its common stock has traded as high as $78.00 per share and as low as $0.21 per share. On March 17, 2000, Universal Access completed its initial public offering at a price of $14.00 per share and its common stock has traded as high as $63.00 per share and as low as $0.60. The market value of our holdings in these partner companies changes with these fluctuations. Based on the closing price of Verticalnet’s common stock on May 8, 2002 of $0.44, our holdings in Verticalnet had a market value of $10.8 million. Based on the closing price of eMerge Interactive’s common stock on May 8, 2002 of $0.52, our holdings in eMerge Interactive had a market value of $3.6 million. Based on the closing price on Onvia.com’s common stock on May 8, 2002 of $0.23, our holdings in Onvia.com had a market value of $4.0 million. Based on the closing price of Universal Access’ common stock on May 8, 2002 of $0.66, our holdings in Universal Access had a market value of $14.3 million. Fluctuations in the price of Verticalnet’s, eMerge Interactive’s, Onvia.com’s, and Universal Access’ and other future publicly-traded partner companies’ common stock are likely to affect the price of our common stock.

     Verticalnet’s results of operations, and accordingly the price of its common stock, may be adversely affected by the risk factors disclosed in its SEC filings, including the following factors:

•	inability to generate significant revenues from enterprise, software licensing and professional services;

•	inability to reduce expenses;

•	inability to establish brand awareness;

•	inability to acquire additional funding;

•	inability to maintain listing on the Nasdaq National Market;

•	inability to sell its Small/Medium Business (SMB) unit and discontinuation of SMB revenues if the SMB unit is sold;

•	lengthy sales and implementation cycles for products; and

•	insufficient cash flow from operations to service debt.

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

     Onvia.com’s results of operations, and accordingly the price of its common stock, may be adversely affected by the risk factors disclosed in its SEC filings, including the following factors:

•	government agencies’ unwillingness to purchase their business services and products online;

•	a significant number of small businesses, government agencies and their vendors’ unwillingness to use its emarketplace to buy and sell services and products;

•	inability to maintain its listing on Nasdaq;

•	failure of small business customers to provide data about themselves;

•	inability to enhance the features and services of its exchange to achieve acceptance and scalability;

•	negative impact on stock price and future operations resulting from a declared cash distribution; and

•	inability to manage a change in strategy.

     Universal Access’ results of operations, and accordingly the price of its common stock, may be adversely affected by the risk factors disclosed in its SEC filings, including the following factors:

•	failure of its services to be sufficiently rapid, reliable and cost-effective;

•	unwillingness of clients to outsource the obtaining of circuits;

•	inability to market its services effectively;

•	inability to expand its Universal Transport Exchange (UTX) facilities;

•	failure to successfully implement a network operations center;

•	inability to implement and maintain its Universal Information Exchange (UIX) databases;

•	failure of the market for UTX services to grow;

•	changes in market valuations of telecommunications and internet-related companies;

•	loss of a major client;

•	inability to integrate acquisitions;

•	potential difficulty in charging a fee to government agencies or their business suppliers;

•	inability of clients’ ability to pay their obligations;

•	inability to obtain third party financing;

•	inability to successfully aggregate circuits;

•	dependence on several large clients; and

•	risks associated with acquisitions.

     Our assets as reflected in our balance sheet dated March 31, 2002, were $576.6 million, of which $32.3 million related to Verticalnet, eMerge Interactive, Onvia.com, and Universal Access. However, we believe that comparisons of the value of our holdings in partner companies to the value of our total assets are not meaningful because not all of our partner company ownership interests are marked to market in our balance sheet.

The success of our partner companies depends on the development of the B2B e-commerce market, which is uncertain.

     Our partner companies significantly rely on the internet for the success of their businesses. The development of the e-commerce market is in its early stages. If widespread commercial use of the internet does not develop, or if the internet does not develop as an effective medium for providing products and services, our partner companies may not succeed.

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

The inability of our partner companies’ customers to pay their obligations to them in a timely manner or at all could have an adverse effect on our partner companies.

     Some of the customers of our partner companies may have inadequate financial resources to meet all their obligations. If a significant number of customers are unable to pay amounts owed to a partner company, such partner company’s results of operations and financial condition could be adversely affected.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to equity price risks on the marketable portion of our equity securities. Our public holdings at March 31, 2002 include equity positions in companies in the internet industry sector, including: eMerge Interactive; Universal Access; Onvia.com; and Verticalnet, many of which have experienced significant historical volatility in their stock prices. A 20% adverse change in equity prices, based on a sensitivity analysis of our public holdings as of March 31, 2002, would result in an approximate $15.7 million decrease in the fair value of our public holdings. A significant portion of the value of the potential decrease in equity securities, or $3.4 million and $6.5 million, consisted of our holdings in Verticalnet and Universal Access respectively.

     Although we typically do not attempt to reduce or eliminate our market exposure on these securities, particularly with respect to securities of our partner companies, we did enter into a forward contract on 1.8 million shares of our holdings in i2. The forward contract limits our exposure to and benefits from price fluctuations in the underlying equity securities. As of March 31, 2002, 1.8 million shares of i2 remain under these arrangements. In addition, we held 0.5 million shares of i2 in escrow which have not been hedged. The combined value of the collar forward contract and the underlying hedged securities at March 31, 2002 was $13.5 million. The forward contract matures in 2003. We may enter into similar collar arrangements in the future; particularly with respect to available-for-sale securities, which do not constitute ownership interests in our partner companies.

     The carrying values of financial instruments, including cash and cash equivalent, accounts receivable, accounts payable and notes payable, approximate fair value because of the short maturity of these instruments. At March 31, 2002, the fair value of convertible subordinated notes is $166.4 million versus a carrying value of $446.1 million. The carrying value of other long-term debt approximates its fair value, as estimated by using discounted future cash flows based on our current incremental borrowing rates for similar types of borrowing arrangements.

     We entered into a Loan Agreement that provides for issuances of letters of credit up to $15 million subject to a cash secured borrowing base. As of March 31, 2002 $4.6 million in letters of credit were outstanding under the Loan Agreement.

     We have historically had very low exposure to changes in foreign currency exchange rates, and as such, have not used derivative financial instruments to manage foreign currency fluctuation risk.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In May and June 2001, certain of the Company’s present directors, along with the Company, certain of its former directors and certain of its present and former officers and underwriters, were named as defendants in nine class action complaints filed in the United States District Court for the Southern District of New York. The plaintiffs and the alleged classes they seek to represent include present and former stockholders of the Company. The complaints generally allege violations of Sections 11 and 12 of the Securities Act of 1933 and Rule 10b-5 promulgated under the Securities Exchange Act of 1934, based on, among other things, the dissemination of statements allegedly containing material misstatements and/or omissions concerning the commissions received by the underwriters of the initial public offering and follow-on public offering of the Company as well as failure to disclose the existence of purported agreements by the underwriters with some of the purchasers in these offerings to buy additional shares of the Company’s stock subsequently in the open market at pre-determined prices above the initial offering prices. The plaintiffs seek for themselves and the alleged class members an award of damages and litigation costs and expenses. The claims in these cases have been consolidated for pre-trial purposes (together with other issuers and underwriters) before one judge in the Southern District of New York federal court. In April 2002, a consolidated, amended complaint was filed against these defendants which generally allege the same violations and also refer to alleged misstatements or omissions that relate to the recommendations regarding the Company's stock by analysts employed by the underwriters. There have been no other material developments in these cases to date.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

Number	Document
10.1	Separation of Employment Agreement and Release between Internet Capital Group and Ronald Hovsepian dated April 15, 2002.

11.1	Statement Regarding Computation of Per Share Earnings (included herein at Note 7 “Net Loss Per Share” to the Consolidated Financial Statements on page 12)

     (b) Reports on form 8-K

     None

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNET CAPITAL GROUP, INC.

Date: May 15, 2002

	By:	/s/ Edward H. West
	Name:	Edward H. West
	Title:	Chief Financial Officer (Principal Financial and Principal Accounting Officer) (Duly Authorized Officer)

EXHIBIT INDEX

Number	Document
10.1	Separation of Employment Agreement and Release between Internet Capital Group and Ronald Hovsepian dated April 15, 2002.

11.1	Statement Regarding Computation of Per Share Earnings (included herein at Note 7 “Net Loss Per Share” to the Consolidated Financial Statements on page 12)

     (b) Reports on form 8-K

     None