Form 10-Q
period 2002-06-30
INTERNET CAPITAL GROUP INC
filed 2002-08-14
CIK 1085621

                          INTERNET CAPITAL GROUP, INC.

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

                         FOR QUARTER ENDED JUNE 30, 2002

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

                                   ----------

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. |X| Yes | | No

      Number of shares of Common Stock outstanding as of August 13, 2002:
286,474,678 shares.

================================================================================

                          INTERNET CAPITAL GROUP, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                          PART I--FINANCIAL INFORMATION

ITEM                                                                    PAGE NO.
----                                                                    --------
Item 1--Financial Statements:
        Consolidated Balance Sheets--June 30, 2002 (unaudited)
           and December 31, 2001 .....................................    4
        Consolidated Statements of Operations (unaudited)--Three
           Months and Six Months Ended June 30, 2002 and 2001.........    5
        Consolidated Statements of Cash Flows (unaudited)--Six
           Months Ended June 30, 2002 and 2001........................    6
        Notes to Consolidated Financial Statements....................    7
Item 2--Management's Discussion and Analysis of Financial
           Condition and Results of Operations........................   20
Item 3--Quantitative and Qualitative Disclosures About Market Risk....   41

                           PART II -- OTHER INFORMATION

Item 1--Legal Proceedings.............................................   42
Item 2--Changes in Securities and Use of Proceeds.....................   42
Item 3--Defaults Upon Senior Securities...............................   42
Item 4--Submission of Matters to a Vote of Security Holders...........   42
Item 5--Other Information.............................................   43
Item 6--Exhibits and Reports on Form 8-K..............................   43

Signatures............................................................   44

Exhibit Index.........................................................   45

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

                          INTERNET CAPITAL GROUP, INC.
                      PARTNER COMPANIES AS OF JUNE 30, 2002

Agribuys, Inc.  ("Agribuys")                            inreon Limited ("inreon")
Anthem/CIC Ventures Fund LP ("Anthem")                  Internet Commerce Systems, Inc. ("Internet Commerce Systems")
Arbinet - thexchange  Inc. ("Arbinet")                  Investor Force Holdings, Inc. ("Investor Force")
Blackboard, Inc. ("Blackboard")                         iSky, Inc. ("iSky")
BuyMedia, Inc.  ("BuyMedia")                            Jamcracker, Inc. ("Jamcracker")
Citadon, Inc.  ("Citadon")                              LinkShare Corporation ("LinkShare")
ClearCommerce Corporation ("ClearCommerce")             Logistics.com, Inc. ("Logistics.com")
CommerceQuest, Inc. ("CommerceQuest")                   Mobility Technologies, Inc. (fka traffic.com, Inc.)("Mobility Technologies")
ComputerJobs.com, Inc. ("ComputerJobs.com")             OneCoast Network Holdings, Inc. (fka USgift Corporation)("OneCoast")
Co-nect, Inc.  (fka Simplexis.com)("Co-nect")           OnMedica Group PLC ("OnMedica")
Context Integration, Inc. ("Context Integration")       Onvia.com, Inc. ("Onvia.com")
CreditTrade Inc.  ("CreditTrade")                       Persona, Inc. ("Persona")
Delphion, Inc.  ("Delphion")                            Sourceree Limited ("Sourceree")
eCredit.com, Inc.  ("eCredit")                          StarCite, Inc. ("StarCite")
eMarket Capital, Inc.  ("eMarket Capital")              Surgency, Inc. (fka Benchmarking)("Surgency")
eMerge Interactive, Inc. ("eMerge Interactive")         Syncra Systems, Inc. ("Syncra Systems")
Emptoris, Inc. ("Emptoris")                             TeamOn Systems, Inc. ("TeamOn")
Entegrity Solutions Corporation ("Entegrity Solutions") Textiles Online Marketplaces Limited  ("Texyard")
FreeBorders, Inc. ("FreeBorders")                       Tibersoft Corporation ("Tibersoft")
FuelSpot.com, Inc. ("FuelSpot")                         Universal Access Global Holdings, Inc. ("Universal Access")
GoIndustry AG ("GoIndustry")                            United Messaging, Inc. ("United Messaging")
ICG Commerce Holdings, Inc. ("ICG Commerce")            Verticalnet, Inc. ("Verticalnet")

                          PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          INTERNET CAPITAL GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                            AS OF JUNE 30,  AS OF DECEMBER 31,
                                                                            --------------  ------------------
                                                                                  2002            2001
                                                                                  ----            ----
                                                                              (UNAUDITED)    (AS ADJUSTED)
                                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
ASSETS
Current Assets
     Cash and cash equivalents .........................................      $   155,910     $   245,935
     Restricted cash ...................................................            5,153          10,457
     Short-term investments ............................................           13,424          13,731
     Accounts receivable, net ..........................................           30,484          33,333
     Prepaid expenses and other current assets .........................            7,305          11,064
                                                                              -----------     -----------
        Total current assets ...........................................          212,276         314,520
Fixed assets, net ......................................................           16,982          25,453
Ownership interests in Partner Companies ...............................           96,725         163,137
Available-for-sale securities ..........................................           10,479          17,389
Goodwill, net ..........................................................           77,658          77,452
Other ..................................................................           44,163          57,096
                                                                              -----------     -----------
        Total Assets ...................................................      $   458,283     $   655,047
                                                                              ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
     Current maturities of long-term debt ..............................      $    16,954     $    17,156
     Accounts payable ..................................................           15,897          17,409
     Accrued expenses ..................................................           46,199          55,759
     Accrued compensation and benefits .................................           20,714          15,386
     Deferred revenue ..................................................           23,911          25,962
     Other .............................................................               --             806
                                                                              -----------     -----------
        Total current liabilities ......................................          123,675         132,478
Long-term debt .........................................................            6,798          16,276
Other liabilities ......................................................           10,447           8,985
Minority interest ......................................................            4,994          16,510
Convertible subordinated notes .........................................          353,474         446,061
                                                                              -----------     -----------
        Total Liabilities ..............................................          499,388         620,310

Commitments and contingencies
Stockholders' Equity (Deficit)
     Preferred stock, $.01 par value; 10,000 shares authorized;
        none issued ....................................................               --              --
     Common stock, $.001 par value;  2,000,000 shares authorized;
        286,475 (2002) and 287,689 (2001) issued and outstanding .......              286             288
     Additional paid-in capital ........................................        3,106,476       3,107,601
     Accumulated deficit ...............................................       (3,106,604)     (3,031,817)
     Unamortized deferred compensation .................................           (3,980)         (9,610)
     Notes receivable--stockholders ....................................          (31,234)        (31,234)
     Accumulated other comprehensive loss ..............................           (6,049)           (491)
                                                                              -----------     -----------
        Total Stockholders' Equity (Deficit) ...........................          (41,105)         34,737
                                                                              -----------     -----------
        Total Liabilities and Stockholders' Equity (Deficit) ...........      $   458,283     $   655,047
                                                                              ===========     ===========

                 See notes to consolidated financial statements.

                          INTERNET CAPITAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                                          ---------------------------   ---------------------------
                                                                               2002          2001            2002            2001
                                                                            ---------     ---------     -----------     -----------
                                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue .................................................................   $  29,920     $  22,340     $    58,196     $    50,777
Operating expenses
     Cost of revenue ....................................................      19,799        23,055          40,672          52,570
     Selling, general and administrative ................................      24,991        60,835          50,814         140,022
     Research and development ...........................................      10,293        12,487          19,678          28,993
     Stock-based compensation ...........................................       2,528         8,061           6,330          18,851
     Amortization of goodwill and other intangibles .....................       3,959        15,264           8,694         109,231
     Impairment related and other .......................................       7,378        72,978           8,389         825,275
                                                                            ---------     ---------     -----------     -----------
     Total operating expenses ...........................................      68,948       192,680         134,577       1,174,942
                                                                            ---------     ---------     -----------     -----------
                                                                              (39,028)     (170,340)        (76,381)     (1,124,165)
Other income (loss), net ................................................      58,230        (9,498)         52,311        (155,174)
Interest income .........................................................       1,010         5,210           2,452          12,595
Interest expense ........................................................      (6,289)       (9,599)        (13,961)        (20,969)
                                                                            ---------     ---------     -----------     -----------
Income (loss) before income taxes, minority interest and equity loss ....      13,923      (184,227)        (35,579)     (1,287,713)
Income taxes ............................................................          --            44              --         (25,741)
Minority interest .......................................................       7,604        47,915          16,065          93,990
Equity loss - share of partner company losses ...........................     (25,174)     (164,941)        (45,781)       (287,623)
Equity loss - goodwill and other intangibles amortization ...............          --       (34,910)             --        (108,949)
Equity loss - impairment related ........................................      (9,492)      (20,739)         (9,492)       (436,589)
                                                                            ---------     ---------     -----------     -----------
Net loss before  cumulative  effect of change in accounting principle....     (13,139)     (356,858)        (74,787)     (2,052,625)
Cumulative effect of change in accounting principle .....................          --            --              --          (7,886)
                                                                            ---------     ---------     -----------     -----------
Net loss ................................................................   $ (13,139)    $(356,858)    $   (74,787)    $(2,060,511)
                                                                            =========     =========     ===========     ===========
Basic and diluted loss per share:
Prior to cumulative effect of change in accounting principle ............   $   (0.05)    $   (1.29)    $     (0.27)    $     (7.37)
Cumulative effect of change in accounting principle .....................          --            --              --           (0.03)
                                                                            ---------     ---------     -----------     -----------
                                                                            $   (0.05)    $   (1.29)    $     (0.27)    $     (7.40)
                                                                            =========     =========     ===========     ===========

Shares used in computation of basic and diluted loss per share ..........     281,534       276,807         280,405         278,646
                                                                            =========     =========     ===========     ===========

                 See notes to consolidated financial statements.

                          INTERNET CAPITAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      SIX MONTHS ENDED
                                                                                      ----------------
                                                                                          JUNE 30,
                                                                                          -------
                                                                                     2002         2001
                                                                                   ---------    ---------
                                                                                       (IN THOUSANDS)
Net cash used in operating activities ...........................................  $ (52,909)   $(149,881)
                                                                                   ---------    ---------
Investing Activities
     Capital expenditures .......................................................       (787)      (9,148)
     Proceeds from sales of available-for-sale securities .......................        287       88,565
     Proceeds from sales of Partner Company ownership interests .................     12,463       32,000
     Advances to and acquisitions of ownership interests in Partner Companies....     (8,252)     (88,300)
     Proceeds from short-term investments .......................................        347       12,077
     Reduction in cash due to deconsolidation of a subsidiary ...................     (5,876)      (4,997)
                                                                                   ---------    ---------
Net cash (used in) provided by investing activities .............................     (1,818)      30,197
                                                                                   ---------    ---------
Financing Activities
     Repurchase of convertible notes.............................................    (27,804)          --
     Long-term debt and capital lease obligations................................     (7,024)      22,952
     Issuance of common stock, net ..............................................         --          256
     Repayment of line of credit borrowing ......................................       (450)          --
     Proceeds from convertible notes ............................................         --        2,042
     Repayments of advances to employees ........................................         --        1,890
     Issuance of stock by Partner Company .......................................        394        3,220
                                                                                   ---------    ---------
Net cash (used in) provided by financing activities .............................    (34,884)      30,360
                                                                                   ---------    ---------
Effect of exchange rates on cash ................................................       (414)        (464)
Net decrease in cash and cash equivalents .......................................    (90,025)     (89,788)
Cash and cash equivalents at the beginning of period ............................    245,935      412,497
                                                                                   ---------    ---------
Cash and cash equivalents at the end of period ..................................  $ 155,910    $ 322,709
                                                                                   =========    =========

                 See notes to consolidated financial statements.

                          INTERNET CAPITAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements of the Company for the three and six months ended June 30, 2002 and 2001, included herein, have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America and the interim financial statements rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, the accompanying unaudited consolidated interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of the Company's operations for the three and six months ended June 30, 2002 and 2001 and its cash flows for the six months ended June 30, 2002 and 2001 and are not necessarily indicative of the results that may be expected for the year ending December 31, 2002 or for any other interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's financial statements and notes thereto included in the Company's 2001 Annual Report on Form 10-K.

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The consolidated financial statements also include the following majority owned subsidiaries for the periods indicated, each of which was consolidated since the date the Company acquired majority control (collectively, the "Consolidated Subsidiaries"):

                        THREE MONTHS ENDED JUNE 30, 2002
  CommerceQuest
  Delphion                                 ICG Commerce
  eCredit                                  Logistics.com
  eMarket Capital                          OneCoast


                    THREE MONTHS ENDED JUNE 30, 2001
  AssetTRADE.com, Inc. ("AssetTRADE")
  CyberCrop.com, Incorporated              ICG Commerce
     ("CyberCrop.com")                     iParts, Inc. ("iParts")
  Delphion                                 iVOWS Interactive Limited
  eMarket Capital                            (d/b/a Mesania.com) ("Mesania")
  Emptoris                                 MROLink Corporation ("MROLink")
  eu-Supply.com Svenska AB ("eu-Supply")   OnMedica
  ICG Asia Ltd. ("ICG Asia")               RightWorks Corporation ("RightWorks")

                     SIX MONTHS ENDED JUNE 30, 2002
  CommerceQuest
  Delphion                                 ICG Commerce
  eCredit                                  Logistics.com
  eMarket Capital                          OneCoast

                          INTERNET CAPITAL GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                         SIX MONTHS ENDED JUNE 30, 2001
  AssetTRADE                               ICG Commerce
  CyberCrop.com                            iParts
  Delphion                                 Mesania
  eMarket Capital                          MROLink
  Emptoris                                 OnMedica
  eu-Supply                                PaperExchange.com
  ICG Asia                                 RightWorks

Adjustments to Prior Year Amounts

      During 2002, the Company changed its method of accounting for its ownership interest in a Partner Company from the cost method to the equity method of accounting due to the acquisition of an additional ownership interest. Accordingly, an equity loss totaling $2.9 million and $6.4 million, respectively, was recorded to adjust the three and six months ended June 30, 2001. In addition, the cumulative losses as of December 31, 2001 result in an adjustment to our ownership interest and accumulated deficit in the amount of $16.3 million.

New Accounting Pronouncement

      In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections". This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements and also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The new standard requires that the extinguishment of debt be treated as an ordinary item instead of an extraordinary item. Accordingly, the new standard encourages reclassification of previously recorded debt extinguishments from extraordinary to ordinary. The Company adopted SFAS No. 145 effective April 1, 2002.

Reclassifications

      In addition to the adjustments noted above, certain prior year amounts have been reclassified to conform with the current year presentation. The impact of these changes is not material and did not affect net loss.

2. PARTNER COMPANY OWNERSHIP INTERESTS AND IMPAIRMENTS

      The following summarizes the Company's goodwill and other intangibles and ownership interests in Partner Companies by method of accounting.

                                                             AS OF JUNE 30,   AS OF DECEMBER 31,
                                                                  2002               2001
                                                             --------------   ------------------
                                                               (UNAUDITED)      (AS ADJUSTED)
                                                                      (IN THOUSANDS)
Goodwill - Consolidated ...................................     $ 77,658         $ 77,452
Other intangibles  - Consolidated .........................       27,377           34,683
                                                                --------         --------
                                                                $105,035         $112,135
                                                                ========         ========

Ownership interests in Partner Companies - Equity Method ..     $ 79,290         $135,990
Ownership interests in Partner Companies - Cost Method ....       17,435           27,147
                                                                --------         --------
                                                                $ 96,725         $163,137
                                                                ========         ========

                          INTERNET CAPITAL GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

2. PARTNER COMPANY OWNERSHIP INTERESTS AND IMPAIRMENTS (CONTINUED)

Impairments related to Consolidated  Companies

      During the three and six months ended June 30, 2001, the Company recorded impairment charges of $28.7 million and $765.5 million, respectively, related to consolidated companies. There were no impairment charges related to consolidated companies during the three and six months ended June 30, 2002. Impairment charges related to consolidated companies have been included in the Consolidated Statements of Operations as "Impairment Related and Other".

      In June 2000, the Company acquired a controlling interest in RightWorks for 5,892,048 shares of the Company's common stock valued at $754 million ($128 per share) and $22 million in cash. On March 8, 2001, the Company announced the merger of RightWorks with i2 Technologies, Inc. ("i2"). Based on the closing price of i2 stock at the date of the announcement ($21.43 per share), the Company recorded a non-cash, pre-tax loss of approximately $672.3 million. As of March 31, 2001, i2's stock had declined significantly resulting in revaluation of the assets held for sale and an additional loss of $26.9 million for a total loss on sale of $699.2 million. On August 23, 2001, the merger closed and the Company received approximately 4.5 million shares of i2 common stock.

      In May 2000, the Company acquired a 50.2% interest in Harbour Ring International Holdings Limited, a listed company on the Hong Kong Stock Exchange which was renamed ICG Asia, for $116.5 million in cash. In June 2001, the Company agreed to sell its stake in ICG Asia to Asian conglomerate Hutchison Whampoa Limited and Reading Investments Limited for $98.6 million, which included proceeds from the sale of the Company's subsidiary in Japan to ICG Asia, and recorded a net loss on sale of $15.2 million.

      Other impairment charges include $13.5 million and $51.1 million, for the three and six months ended June 30, 2001, respectively, related to three other consolidated Partner Companies for which the Company has determined that it will not be able to recover its full investment.

      The Company's consolidated Partner Companies recorded impairment charges of $22.4 million during the three months ended June 30, 2001.

Impairments related to Equity Method Companies

      The Company's original cost basis of Partner Companies accounted for under the equity method was $843.2 million and $859.7 million at June 30, 2002 and December 31, 2001, respectively. The excess of the Company's carrying value in the ownership interests in these Partner Companies over its share of their net equity resulted in amortization of $34.9 million and $108.9 million, respectively, for the three and six months ended June 30, 2001.

      During the three and six months ended June 30, 2002, the Company recorded impairment charges of $9.5 million related to equity method companies. During the three and six months ended June 30, 2001, the Company recorded impairment charges of $20.7 million and $436.6 million, respectively, related to equity method companies. Impairment charges related to equity method companies have been included in the Consolidated Statements of Operations as "Equity loss-impairment related".

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

                          INTERNET CAPITAL GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

2. PARTNER COMPANY OWNERSHIP INTERESTS AND IMPAIRMENTS (CONTINUED)

      In addition to the equity impairment noted above, the Company also recorded impairment charges during the three and six months ended June 30, 2001 of $20.7 million and $69.1 million, respectively, related to five other equity method Partner Companies.

      The following unaudited summarized financial information for Partner Companies accounted for under the equity method of accounting at June 30, 2002 and 2001 has been compiled from the financial statements of the respective Partner Companies.

                      THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                         2002            2001            2002            2001
                      ---------       ---------       ---------       ---------
Revenue ............  $ 121,186       $ 473,442       $ 478,446       $ 956,919
Net loss ...........  $(136,267)      $(530,187)      $(220,437)      $(873,614)

Impairment of Cost Method Companies

      The Company's original cost basis of Partner Companies accounted for by the cost method was $43.4 million and $74.8 million at June 30, 2002 and December 31, 2001, respectively.

      During the three and six months ended June 30, 2002, the Company recorded $9.9 million in impairment charges related to cost method Partner Companies for which it has been determined that the Company will not be able to recover its full investment. The Company recorded $7.9 million and $56.6 million in impairment charges during the three and six months ended June 30, 2001, respectively. Impairment charges related to cost method companies have been included in the Consolidated Statements of Operations as a component of "Other income (loss), net".

3. GOODWILL AND OTHER INTANGIBLE ASSETS

      Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually for impairment in accordance with this statement. Accordingly, the Company has ceased amortization of all goodwill and indefinite-lived intangible assets as of January 1, 2002. During the first quarter of 2002, the Company completed the transitional impairment test of other intangible assets, which indicated that the Company's other intangible assets were not impaired. During the second quarter of 2002, the Company completed the transitional impairment test of goodwill, which indicated that the Company's goodwill was not impaired. As of June 30, 2002, goodwill was allocated to the Company's segments as follows: Core - $75.5 million; Emerging - $2.2 million. Amortizable intangible assets as of June 30, 2002 and December 31, 2001 of $26.3 and $33.8 million, respectively, are included in Other Assets in the Company's Consolidated Balance Sheets. Unamortizable intangible assets of $1.0 million and $0.9 million, as of June 30, 2002 and December 31, 2001, respectively, are included in Other Assets in the Company's Consolidated Balance Sheets. Other intangible assets that meet the new criteria continue to be amortized as shown in the table below over their useful lives.

                          INTERNET CAPITAL GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

3. GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED)

                                                  AS OF JUNE 30, 2002
                                                  -------------------
                                                     (IN THOUSANDS)
                                     GROSS CARRYING   ACCUMULATED   NET CARRYING
      AMORTIZABLE INTANGIBLE ASSETS     AMOUNT        AMORTIZATION    AMOUNT
      -----------------------------    --------       --------        -------
      Customer Base ...............    $ 27,467       $(13,856)       $13,611
      Technology ..................      25,601        (13,255)        12,346
      Information Database ........       7,134         (7,134)            --
      Other .......................       1,023           (675)           348
                                       --------       --------        -------
                                       $ 61,225       $(34,920)       $26,305
                                       ========       ========        =======

      Amortization expense for intangible assets during the three and six months ended June 30, 2002 was $4.0 million and $8.7 million, respectively. Estimated amortization expense for the remainder of 2002 and the five succeeding fiscal years ended is as follows (in thousands) :

      December 31, 2002 (remainder)                        $6,185
      December 31, 2003                                    $9,759
      December 31, 2004                                    $5,024
      December 31, 2005                                    $3,174
      December 31, 2006                                    $1,435
      December 31, 2007 and thereafter                     $  728

      The actual compared to the "as adjusted" impact of adding goodwill amortization back to the net loss and loss per share for the three and six months ended June 30, 2001 is as follows:

                                                                    THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                         JUNE 30,                     JUNE 30,
                                                                   2002            2001          2002         2001
                                                               -----------    -----------    -----------   -----------
                                                                            (AS ADJUSTED)                (AS ADJUSTED)
                                                                                     (UNAUDITED)
                                                                      (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
      Reported loss ........................................   $   (13,139)   $  (356,858)   $   (74,787)  $(2,060,511)
      Amortization of goodwill .............................            --         11,516             --        98,558
      Equity loss - goodwill amortization ..................            --         29,717             --        98,563
                                                               -----------    -----------    -----------   -----------
      Adjusted loss ........................................   $   (13,139)   $  (315,625)   $   (74,787)  $(1,863,390)
                                                               ===========    ===========    ===========   ===========

      Basic and diluted loss per share:
      Reported .............................................   $     (0.05)   $     (1.29)   $     (0.27)  $     (7.40)
      Amortization of goodwill .............................            --           0.04             --          0.35
      Equity loss - goodwill amortization ..................            --           0.11             --          0.35
                                                               -----------    -----------    -----------   -----------
      Adjusted loss per share ..............................   $     (0.05)   $     (1.14)   $     (0.27)  $     (6.70)
                                                               ===========    ===========    ===========   ===========

4. DERIVATIVE FINANCIAL INSTRUMENTS

      In September 2001, the Company entered into a variable share forward contract to hedge 1.8 million shares of its holdings of i2 common stock. In addition, as of June 30, 2002 the Company held approximately 460,000 shares of i2 common stock in escrow that have not been hedged. At June 30, 2002 the Company's holdings of i2 and the related forward contract were valued at $10.2 million. Based on the terms of the contract, the i2 forward contract and related shares will be worth a minimum of $9.7 million or $5.38 per share and a maximum of $20.2 million or $11.23 per share at maturity in September 2003.

                          INTERNET CAPITAL GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

4. DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)

      In March 2000, the Company entered into three cashless collar agreements (the "Equity Collars") to hedge forecasted sales of its holdings of Ariba, Inc. ("Ariba") common stock. The Equity Collars were terminated in December 2000, March 2001 and December 2001. The Equity Collars and forward contract limit the Company's exposure to and benefits from price fluctuations in the underlying equity securities. The Company designated the Equity Collars and forward contract as cash flow hedges and recorded the Equity Collars and forward contract at their estimated fair value, with unrealized gains and losses resulting from changes in fair value recorded as a component of "Accumulated other comprehensive loss" on the Company's Consolidated Balance Sheets and changes due to the ineffectiveness of these instruments in "Other income (loss), net" on the Company's Consolidated Statements of Operations. Unrealized gains and losses as a result of these instruments are recognized in the Company's Consolidated Statements of Operations when the underlying hedged item is extinguished or otherwise terminated.

      The fair value of warrants issued to the Company by Partner Companies, which are derivative instruments, are recorded in the Consolidated Balance Sheets at issuance in "Ownership interests in Partner Companies" and are valued using the Black-Scholes method. Changes in the fair value of the warrants are recorded to "Other income (loss), net".

      The adoption of SFAS No. 133 resulted in recording $7.9 million of decline in fair value of warrants held in Partner Companies to "Cumulative effect of change in accounting principle" in the Consolidated Statements of Operations as of January 1, 2001. Estimated loss for the three and six months ended June 30, 2002 was approximately $0.7 million. Estimated losses on the fair value of all outstanding warrants for the three and six months ended June 30, 2001 was approximately $6.4 and $49.4 million, respectively. The estimated fair value of warrants held in Partner Companies was approximately $1.0 million at June 30, 2002.

5. INCOME TAXES

      The Company's deferred tax asset before valuation allowance of $683 million at June 30, 2002 consists primarily of $434 million related to the carrying value of its Partner Companies, capital loss carryforwards of approximately $134 million and net operating loss carryforwards of approximately $92 million.

      The tax assets relate primarily to the excess of tax basis over book basis of the Partner Companies and net operating loss and capital loss carryforwards. Most of the Partner Companies are in an early stage of development and have generated significant losses. The marketability of the securities held in the Partner Companies is generally limited as they primarily represent ownership interest in companies whose stock is not publicly traded. As of June 30, 2002, the publicly traded Partner Companies were Verticalnet, eMerge Interactive, Onvia.com, and Universal Access. Each of these companies has experienced a significant decline in the value of its stock price along with the business sectors in which it operates. Accordingly, a full valuation allowance has been recorded against the Company's net deferred tax assets at June 30, 2002.

6. COMPREHENSIVE LOSS

      Comprehensive loss is the change in equity of a business enterprise during a period resulting from transactions and other events and circumstances from non-owner sources. Excluding net loss, the Company's primary source of comprehensive loss is net unrealized appreciation (depreciation) related to its available-for-sale securities. The following summarizes the components of comprehensive loss:

                          INTERNET CAPITAL GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

6. COMPREHENSIVE LOSS (CONTINUED)

                                                        THREE MONTHS ENDED         SIX MONTHS ENDED
                                                             JUNE 30,                  JUNE 30,
                                                       ---------------------    -----------------------
                                                         2002         2001        2002          2001
                                                       --------    ---------    --------    -----------
                                                               (AS ADJUSTED)              (AS ADJUSTED)
                                                                         (UNAUDITED)
                                                                        (IN THOUSANDS)
Net  loss ...........................................  $(13,139)   $(356,858)   $(74,787)   $(2,060,511)
Other comprehensive income (loss):
     Unrealized depreciation, net of tax ............    (3,852)      (6,407)     (6,623)       (46,310)
     Change of value of cashflow hedge, net of tax ..        --        2,698          --         33,539
     Reclassification adjustments, net of tax .......        13      (31,782)      1,065         32,661
     Foreign currency translation adjustment ........        --        1,099          --          1,539
                                                       --------    ---------    --------    -----------
Comprehensive loss ..................................  $(16,978)   $(391,250)   $(80,345)   $(2,039,082)
                                                       ========    =========    ========    ===========

7. NET LOSS PER SHARE

      The calculations of net loss per share were:

                                                                  THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                       JUNE 30,                   JUNE 30,
                                                                ----------------------    ------------------------
                                                                   2002         2001         2002           2001
                                                                ---------    ---------    ---------    -----------
                                                                         (AS ADJUSTED)               (AS ADJUSTED)

                                                                                     (UNAUDITED)
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Basic and Diluted:
Net loss prior to cumulative effect of change in accounting
principle ..................................................   $ (13,139)   $(356,858)   $ (74,787)   $(2,052,625)

Cumulative effect of change in accounting principle ........          --           --           --         (7,886)
                                                               ---------    ---------    ---------    -----------
Net loss ...................................................   $ (13,139)   $(356,858)   $ (74,787)   $(2,060,511)
                                                               =========    =========    =========    ===========

Average common shares outstanding ..........................     281,534      276,807      280,405        278,646
                                                               =========    =========    =========    ===========


Prior to cumulative effect of change in accounting principle   $   (0.05)   $   (1.29)   $   (0.27)   $     (7.37)
Cumulative effect of change in accounting principle ........          --           --           --          (0.03)
                                                               ---------    ---------    ---------    -----------
                                                               $   (0.05)   $   (1.29)   $   (0.27)   $     (7.40)
                                                                =========    =========    =========    ===========

      If a consolidated or equity method Partner Company has dilutive options or securities outstanding, diluted net income (loss) per share is computed first by deducting from income (loss) from continuing operations the income attributable to the potential exercise of the dilutive options or securities of the Partner Company. For the three and six months ended June 30, 2002 and 2001, the impact of a Partner Company's dilutive securities has not been included as the impact would be anti-dilutive.

      The following options, restricted stock grants and warrants were not included in the computation of diluted EPS as their effect would have been anti-dilutive: options to purchase 13,544,403 and 20,800,247 shares of common stock at average prices of $8.83 and $15.61, respectively, outstanding as of June 30, 2002 and 2001; 3,737,333 and 4,644,550 shares of unvested restricted stock outstanding as of June 30, 2002 and 2001; warrants to purchase 1,570,676 shares of common stock at $6.00, outstanding as of June 30, 2001, and convertible subordinated notes convertible into 2,773,650 and 4,443,267 shares of common stock outstanding as of June 30, 2002 and 2001, respectively.

                          INTERNET CAPITAL GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

      In November 2001, the Company purchased and extinguished $120.2 million face value of convertible subordinated notes for $35.5 million in cash. The purchase resulted in a gain from the extinguishment of debt in the amount of $81 million. This amount was originally recorded as an extraordinary item. As a result of the Company's adoption of SFAS No. 145, this item will be reclassified to "Other income (loss), net" in the Company's Consolidated Statements of Operations. (See Note 1.)

      In June 2002, the Company purchased and extinguished $92.6 million face value of convertible subordinated notes for $27.8 million in cash. The purchase resulted in a gain from the extinguishment of debt in the amount of $63 million included as a component of "Other income (loss), net" in the Company's Consolidated Statements of Operations.

      In July 2002, the Company purchased and extinguished $67.5 million face value of convertible subordinated notes for $20.0 million in cash. The purchase will result in a gain from the extinguishment of debt in the amount of approximately $46 million for the three months ended September 30, 2002.

      The fair value of the convertible subordinated notes at June 30, 2002 was approximately $102.4 million.

      The Company recorded interest expense of $6.1 million and $12.2 million during the three and six months ended June 30, 2002 with interest payments due semiannually through December 31, 2004. Issuance costs of $18.3 million were recorded in other assets and are being amortized as interest expense over the terms of the notes using the effective interest method. In connection with the Company's early extinguishments of debt in November 2001 and June 2002 approximately $2.5 million and $1.4 million, respectively, of these issuance costs were immediately expensed and included in the computation of the gain.

      In July 2002, the Company commenced a "Modified Dutch Auction" tender offer for up to $143 million of principal amount of the convertible subordinated notes. The offer expires on August 23, 2002, could require up to $42 million in cash and could be modified.

Loan and Credit Agreements

      On August 9, 2001, the Company entered into a loan agreement (the "Loan Agreement") with PNC Bank to provide for the issuance of letters of credit. The Loan Agreement provides for issuances of letters of credit up to $15 million subject to a cash secured borrowing base as defined by the Loan Agreement. Issuance fees of 0.25% per annum of the face amount of each letter of credit will be paid to PNC Bank subsequent to issuance. The Loan Agreement also is subject to a 0.125% per annum unused commitment fee payable to the bank quarterly. As of June 30, 2002, $1.0 million in letters of credit were outstanding under the agreement. Amounts secured under the Loan Agreement have been reported as "Restricted cash" on the Consolidated Balance Sheets.

Long-Term Debt

      The Company's long-term debt of $6.8 million (net of current maturities of $17.0 million) as of June 30, 2002, relates to its consolidated Partner Companies, and primarily consists of secured notes due to stockholders and outside lenders of CommerceQuest, OneCoast, Logistics.com and capital lease commitments.

                          INTERNET CAPITAL GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

9. RESTRUCTURING

      In 2002 and 2001, the Company and its consolidated Partner Companies implemented restructuring plans designed to reduce cost structures by closing and consolidating offices, disposing of fixed assets, and reducing their workforce. Restructuring charges totaling $8.4 million and $38.7 million were recorded in the six months ended June 30, 2002 and 2001, respectively. These charges are included in "Impairment related and other" in the Consolidated Statements of Operations.

      RESTRUCTURING ACTIVITY IS SUMMARIZED AS FOLLOWS:

                                                                             NON-CASH
                              ACCRUAL AT                                      ITEMS          ACCRUAL AT
                             DECEMBER 31,   RESTRUCTURING      CASH          EXPENSED          JUNE
                                 2001         CHARGE         PAYMENTS       IMMEDIATELY       30, 2002
                             -----------    -------------    --------       -----------       --------
RESTRUCTURING - 2002

Office closure costs .......   $    --        $ 2,246         $    --         $ (1,059)        $ 1,187
Employee severance and
related benefits ...........   $    --        $ 6,143         $(2,386)          (1,015)          2,742
                               -------        -------         -------         --------         -------
RESTRUCTURING - 2001                          $ 8,389         $(2,386)         $(2,074)        $ 3,929
Office closure costs .......    11,960             --          (1,729)              --          10,231

Employee severance and
related benefits ...........     3,071             --          (2,073)              --             998
                               -------        -------         -------         --------         -------
RESTRUCTURING - 2000            15,031             --          (3,802)              --          11,229
Lease termination costs ....       203             --             (54)              --             149
                               -------        -------         -------         --------         -------
                               $15,234        $ 8,389         $(6,242)        $ (2,074)        $15,307
                               =======        =======         =======         ========         =======

10. SEGMENT INFORMATION

      The Company's reportable segments using the "management approach" under SFAS No. 131, "Disclosures About Segments of a Business Enterprise and Related Information" consist of two operating segments, the Core Operating Segment and the Emerging Operating Segment. The Core Operating Segment includes those Partner Companies in which the Company's management takes a very active role in providing strategic direction and management assistance. The Emerging Operating Segment includes investments in Partner Companies that are managed to provide the greatest near term stockholder value. The Company's and Partner Companies' operations were principally in the United States of America during all periods presented.

      In periods prior to the fourth quarter of 2001, the Company's segments were composed of Partner Company Operations and General ICG Operations. All prior periods have been restated to reflect this change in the composition of the Company's reporting segments. The development of the Core and Emerging Segments was based on Partner Companies in the Company's network in the fourth quarter of 2001. The dispositions column includes the results for Partner Companies which were disposed of before the new segments were developed. The most significant individual Partner Companies revenues, where applicable, and net loss related to these dispositions for the three and six months ended June 30, 2001 were as follows (in thousands):

                              Three Months Ended June 30, 2001  Six Months Ended June 30, 2001
                              --------------------------------  ------------------------------
                                 Revenues        Net Loss          Revenues        Net Loss
                                 --------        --------          --------        ---------
RightWorks                       $  5,286        $(22,472)          $11,433        $(119,043)
Breakaway Solutions, Inc.        $     --        $     --           $    --        $ (27,152)
PaperExchange.com                $     --        $     --           $ 4,442        $ (10,259)

      The following tables summarize the unaudited selected financial information related to the Company's segments. Each segment includes the results of the Company's Consolidated Partner Companies and records the Company's share of earnings and losses of Partner Companies accounted for under the equity method of accounting

                          INTERNET CAPITAL GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

10. SEGMENT INFORMATION (CONTINUED)

      and captures our basis in the assets of all of the Company's Partner Companies. All significant intersegment activity has been eliminated and assets are either owned by or allocated to each operating segment. The measure of segment net loss reviewed by the Company's chief operating decision maker does not include items such as impairment related charges, income taxes, extraordinary items and accounting changes, which are reflected as other reconciling items in the following tables.

                                                      THREE MONTHS ENDED JUNE 30, 2002
------------------------------------------------------------------------------------------------------------------------------------
                                                                                       RECONCILING ITEMS
                                                                             -------------------------------------
                                                                   TOTAL                                                CONSOLIDATED
                                     CORE          EMERGING       SEGMENTS    DISPOSITIONS   CORPORATE        OTHER       RESULTS
                                   ---------       --------       ---------   ------------   ---------        -----     ------------
SELECTED DATA:                                                                (IN THOUSANDS)
Revenues                           $  29,780       $    140       $  29,920        $ --      $      --      $    --     $  29,920
Cost of revenue                    $ (19,689)      $   (110)      $ (19,799)       $ --      $      --      $    --     $ (19,799)
Selling, general and
  administrative                   $ (19,444)      $   (335)      $ (19,779)       $ --      $  (5,212)     $    --     $ (24,991)
Amortization of goodwill
  and other intangibles            $  (3,959)      $     --       $  (3,959)       $ --      $      --      $    --     $  (3,959)
Equity loss -- share of losses     $ (22,512)      $ (3,447)      $ (25,959)       $785      $      --      $    --     $ (25,174)
Net loss                           $ (52,185)      $ (3,749)      $ (55,934)       $785      $ (14,309)     $56,319*    $ (13,139)

Assets                             $ 234,591       $ 42,178       $ 276,769        $ --      $ 181,514      $    --     $ 458,283
Capital expenditures               $    (575)      $     --       $    (575)       $ --      $      --      $    --     $    (575)

                                               THREE MONTHS ENDED JUNE 30, 2001 (AS ADJUSTED)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                         RECONCILING ITEMS
                                                                               ------------------------------------
                                                                    TOTAL                                               CONSOLIDATED
                                           CORE       EMERGING     SEGMENTS    DISPOSITIONS   CORPORATE     OTHER         RESULTS
                                         ---------    ---------    ---------   ------------   ---------     -----       ------------
SELECTED DATA:                                                                (IN THOUSANDS)
Revenues                                 $  17,263    $     257    $  17,520     $   5,699    $      --    $   (879)    $    22,340
Cost of revenue                          $ (18,137)   $    (239)   $ (18,376)    $  (4,679)   $      --    $     --     $   (23,055)
Selling, general and
     administrative                      $ (25,881)   $  (5,117)   $ (30,998)    $ (20,650)   $  (9,815)   $    628     $   (60,835)
Amortization of goodwill
    and other intangibles                $ (11,769)   $  (2,132)   $ (13,901)    $  (1,363)   $      --    $     --     $   (15,264)
Equity loss - share of losses            $(108,330)   $ (15,674)   $(124,004)    $ (40,937)   $      --    $     --     $  (164,941)
Equity loss - goodwill
     amortization                        $ (17,653)   $  (9,092)   $ (26,745)    $  (8,165)   $      --    $     --     $   (34,910)
Net loss                                 $(196,791)   $ (44,923)   $(241,714)    $ (78,986)   $ (25,203)   $(10,955)*   $  (356,858)
Assets                                   $ 436,963    $ 146,551    $ 583,514     $ 279,736    $ 245,123    $     --     $ 1,108,373
Capital expenditures                     $  (2,264)   $     (38)   $  (2,302)    $    (626)   $      --    $     --     $    (2,928)

      * Other reconciling items to net loss are as follows:

                                                     THREE MONTHS ENDED
                                                         JUNE 30,
                                                -------------------------
                                                  2002             2001
                                                --------         --------
      Impairment related and other .....        $(19,403)        $(57,344)
      Gain on debt extinguishment ......          63,227               --
      Minority interest ................           7,604           47,915
      Other income (loss) ..............           4,891           (1,526)
                                                --------         --------
                                                $ 56,319         $(10,955)
                                                ========         ========

                          INTERNET CAPITAL GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

10. SEGMENT INFORMATION (CONTINUED)

                                                       SIX MONTHS ENDED JUNE 30, 2002
------------------------------------------------------------------------------------------------------------------------------------
                                                                                         RECONCILING ITEMS
                                                                                 ----------------------------------
                                                                      TOTAL                                             CONSOLIDATED
                                             CORE       EMERGING     SEGMENTS    DISPOSITIONS  CORPORATE     OTHER         RESULTS
                                           ---------    ---------    ---------   ------------  ---------    -------     ------------
SELECTED DATA:                                                                  (IN THOUSANDS)
Revenues                                   $  57,994    $     216    $  58,210     $      --   $      --    $     (14)   $  58,196
Cost of revenue                            $ (40,462)   $    (210)   $ (40,672)    $      --   $      --    $      --    $ (40,672)
Selling, general and administrative        $ (39,442)   $    (663)   $ (40,105)    $      --   $ (10,723)   $      14    $ (50,814)
Amortization of goodwill and
  other intangibles                        $  (8,694)   $      --    $  (8,694)    $      --   $      --    $      --    $  (8,694)
Equity loss - share of losses              $ (32,514)   $ (14,052)   $ (46,566)    $     785   $      --    $      --    $ (45,781)
Net loss                                   $ (91,782)   $ (14,703)   $(106,485)    $     785   $ (28,142)   $  59,055    $ (74,787)

Assets                                     $ 234,591    $  42,178    $ 276,769     $      --   $ 181,514    $      --    $ 458,283
Capital expenditures                       $    (808)   $      --    $    (808)    $      --   $      21    $      --    $    (787)

                                               SIX MONTHS ENDED JUNE 30, 2001 (AS ADJUSTED)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                       RECONCILING ITEMS
                                                                            --------------------------------------
                                                                TOTAL                                                   CONSOLIDATED
                                     CORE        EMERGING     SEGMENTS      DISPOSITIONS   CORPORATE       OTHER          RESULTS
                                 -----------   -----------   -----------    ------------   ---------      --------      ------------
SELECTED DATA:                                                             (IN THOUSANDS)
Revenues                         $    32,194   $       852   $    33,046     $    18,610   $        --   $      (879)   $    50,777
Cost of revenue                  $   (34,086)  $      (519)  $   (34,605)    $   (17,965)  $        --   $        --    $   (52,570)
Selling, general and
  administrative                 $   (48,253)  $    (9,567)  $   (57,820)    $   (58,919)  $   (23,914)  $       631    $  (140,022)
Amortization of goodwill
  and other intangibles          $   (33,806)  $    (7,202)  $   (41,008)    $   (68,223)  $        --   $        --    $  (109,231)
Equity loss - share of losses    $  (163,130)  $   (31,059)  $  (194,189)    $   (93,434)  $        --   $        --    $  (287,623)
Equity loss - goodwill
  amortization                   $   (75,549)  $   (15,070)  $   (90,619)    $   (18,330)  $        --   $        --    $  (108,949)
Net loss                         $  (362,440)  $   (79,630)  $  (442,070)    $  (262,379)  $   (60,378)  $(1,295,684)*  $(2,060,511)

Assets                           $   436,963   $   146,551   $   583,514     $   279,736   $   245,123   $        --    $ 1,108,373
Capital expenditures             $    (5,828)  $      (120)  $    (5,948)    $    (3,372)  $       172   $        --    $    (9,148)

      * Other reconciling items to net loss are as follows:

                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                      --------------------------
                                                          2002          2001
                                                      -----------   -----------
Impairment related and other .......................  $   (19,403)  $(1,258,676)
Gain on debt extinguishment ........................       63,227            --
Income tax .........................................           --       (26,151)
Minority interest ..................................       16,065        93,990
Cumulative effect of change in accounting
  principle ........................................           --        (7,886)
Other income (loss) ................................         (834)      (96,961)
                                                      -----------   -----------
                                                      $    59,055   $(1,295,684)
                                                      ===========   ===========

                          INTERNET CAPITAL GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

11. PARENT COMPANY FINANCIAL INFORMATION

      Parent Company financial information is provided to present the financial position and results of operations of the Company as if the Partner Companies accounted for under the consolidation method of accounting were accounted for under the equity method of accounting for all applicable periods presented. The Company's share of the consolidated Partner Companies' losses is included in "Equity loss" in the Parent Company Statements of Operations for all periods presented based on the Company's ownership percentage in each period. The carrying value of the consolidated companies as of June 30, 2002 and December 31, 2001 is included in "Ownership interests in and advances to Partner Companies" in the Parent Company Balance Sheets.

Parent Company Balance Sheets

                                                                 AS OF JUNE 30,  AS OF DECEMBER 31,
                                                                     2002              2001
                                                                 --------------  ------------------
                                                                 (UNAUDITED)       (AS ADJUSTED)
                                                                        (IN THOUSANDS)
ASSETS
     Current assets ..........................................    $ 153,782          $ 238,402
     Ownership interests in and advances to Partner Companies       159,100            236,832
     Available-for-sale securities and other .................       27,732             37,916
                                                                  ---------          ---------
          Total assets .......................................    $ 340,614          $ 513,150
                                                                  =========          =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
     Current liabilities .....................................    $  28,245          $  32,352
     Non-current liabilities .................................      353,474            446,061
     Stockholders' equity (deficit) ..........................      (41,105)            34,737
                                                                  ---------          ---------
          Total liabilities and stockholders' equity (deficit)    $ 340,614          $ 513,150
                                                                  =========          =========

Parent Company Statements of Operations

                                                                        THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                                        ---------------------------     ---------------------------
                                                                            2002            2001            2002           2001
                                                                        -----------     -----------     -----------     -----------
                                                                                       (AS ADJUSTED)                   (AS ADJUSTED)
                                                                                              (UNAUDITED)
                                                                                            (IN THOUSANDS)
Revenue ............................................................    $        --     $        --     $        --    $         --
      Operating expenses
      General and administrative ...................................          5,212          10,066          10,723          24,165
      Stock-based compensation .....................................          1,598           5,960           4,313           7,328
      Impairment related and other .................................          1,499          32,510           1,499         782,807
      Research and development .....................................             --            (251)             --            (251)
                                                                        -----------     -----------     -----------     -----------
Total operating expenses ...........................................          8,309          48,285          16,535         814,049
                                                                        -----------     -----------     -----------     -----------
                                                                             (8,309)        (48,285)        (16,535)       (814,049)
      Other income (loss), net .....................................         58,207          (9,475)         52,482        (153,585)
       Interest income (expense), net ..............................         (6,000)         (5,574)        (11,607)        (11,792)
                                                                        -----------     -----------     -----------     -----------
Income (loss) before income taxes and equity loss ..................         43,898         (63,334)         24,340        (979,426)
      Income taxes .................................................             --              44              --         (26,151)
      Equity loss ..................................................        (57,037)       (293,568)        (99,127)     (1,047,048)
                                                                        -----------     -----------     -----------     -----------
Net loss before  cumulative  effect of change in accounting
principle ..........................................................        (13,139)       (356,858)        (74,787)     (2,052,625)
Cumulative effect of change in accounting principle ................             --              --              --          (7,886)
                                                                        -----------     -----------     -----------     -----------
Net income (loss) ..................................................    $   (13,139)    $  (356,858)    $   (74,787)    $(2,060,511)
                                                                        ===========     ===========     ===========     ===========

                          INTERNET CAPITAL GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

11. PARENT COMPANY FINANCIAL INFORMATION (CONTINUED)

Other Income (Loss), net

      Other income (loss), net consists of the effect of transactions and other events incidental to the Company's ownership interests in its Partner Companies and its operations in general.

                                                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                                   JUNE 30,                       JUNE 30,
                                                                          -------------------------       --------------------------
                                                                             2002            2001           2002            2001
                                                                          ---------       ---------       ---------      -----------
                                                                                                  (UNAUDITED)
                                                                                                (IN THOUSANDS)
Gain on Debt Extinquishment (Note 8) ...............................      $  63,227       $      --       $  63,227       $      --
Partner Company Impairment Charges (Note 2) ........................         (9,911)         (7,949)         (9,911)        (56,624)
Loss on Partner Company Warrants (Note 4) ..........................           (681)         (6,439)           (681)        (49,464)
Sales/Dispositions of Ownership interests in Partner Companies .....          5,582           4,228           1,789           6,271
Realized losses on available-for-sale securities ...................            (13)         (6,470)         (1,065)        (38,761)
Loss on transfer of Onvia.com from available-for-sale ..............             --              --              --         (27,434)
Other ..............................................................              3           7,155            (877)         12,427
                                                                          ---------       ---------       ---------       ---------
                                                                          $  58,207       $  (9,475)      $  52,482       $(153,585)
                                                                          =========       =========       =========       =========

      During the three and six months ended June 30, 2002 and 2001, the Company sold its ownership interests in various Partner Companies in exchange for cash. Sales of Partner Company interests resulted in a gain of $5.6 million for the three months ended June 30, 2002 principally related to a dividend distribution related to Onvia.com, and a $4.2 million gain in the three months ended June 30, 2001 principally related to its sale of Buy.Co.UK. The gains during the three months ended June 30, 2002 and 2001 were reduced by losses during the six months ended June 30, 2002 and 2001 principally related to NetVendor, Inc. in the first quarter of 2002.

      During the three and six months ended June 30, 2002, the Company recorded losses to reflect the other-than-temporary decline in market value of divine, Inc. During the three and six months ended June 30, 2001, the Company recorded a $2.7 million gain related to the ineffective portion of the Equity Collars. In March 2001, the Company sold 733,334 shares of Ariba common stock at an average price of $114.52 and recorded a loss of $33.7 million. During the three and six months ended June 30, 2001, the Company sold shares of other available-for-sale securities resulting in a loss of $6.4 million and a loss of $7.8 million, respectively.

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

      Although we refer in this report to the companies in which we have acquired a convertible debt or an equity ownership interest as our "partner companies" and indicate that we have a "partnership" with these companies we do not act as an agent or legal representative for any of our partner companies, and we do not have the power or authority to legally bind any of our partner companies, and we do not have the types of liabilities in relation to our partner companies that a general partner of a partnership would have.

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

Impairment Charges

      Effective January 1, 2002, we adopted certain provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Upon adoption of SFAS No. 142, we reassessed the useful lives and residual values of all intangible assets acquired in purchase business combinations. Our intangible assets having indefinite useful lives were tested for impairment in accordance with SFAS No. 142 in the first quarter of 2002. The goodwill related to our consolidated and equity method partner companies, which had been amortized over a three-year period, will no longer be subject to amortization. Goodwill related to our consolidated partner companies was evaluated for impairment under SFAS No. 142 in the second quarter of 2002, which indicated the Company's goodwill is not impaired. Goodwill associated with our equity method partner companies will continue to be assessed for impairment under the provisions of APB Opinion No. 18, "Equity Method Investments."

Ownership of  Marketable Securities

      We own shares of marketable equity securities that are publicly traded and are highly volatile. We record an impairment charge when we believe such shares have experienced a decline in value that is other-than-temporary, generally six months. In determining if a decline in market value below cost for a publicly traded security is other-than-temporary, we evaluate the relevant market conditions, offering prices, trends of earnings, price multiples and other key measures providing an indication of the instrument's fair value. When a decline in value is deemed to be other-than-temporary, we recognize an impairment loss in the current period to the extent of the decline below the carrying value of the investment. Adverse changes in market conditions or poor operating results of underlying investments could result in additional other-than-temporary losses in future periods.

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

Commitments and Contingencies

      From time to time, we are a defendant or plaintiff in various legal actions that arise in the normal course of business. We are also a guarantor of various third-party obligations and commitments. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required for these contingencies, if any, which would be charged to earnings, is made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in circumstances, such as a change in settlement strategy. Changes in required reserves could increase or decrease our earnings in the period the changes are made.

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

      Equity Method. Partner companies whose results we do not consolidate, but over whom we exercise significant influence, are generally accounted for under the equity method of accounting. Whether or not we exercise significant influence with respect to a partner company depends on an evaluation of several factors including, among others, representation on the partner company's board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the partner company, including voting rights associated with our holdings in common, preferred and other convertible instruments in the partner company. Under the equity method of accounting, a partner company's accounts are not reflected within our Consolidated Statements of Operations; however, our share of the earnings or losses of the partner company is reflected in the caption "Equity loss - share of partner company losses" in our Consolidated Statements of Operations.

      Cost Method. Partner companies not accounted for under either the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, our share of the earnings or losses of these companies is not included in our Consolidated Statements of Operations.

REPORTABLE SEGMENTS

      Our reportable segments using the "management approach" under SFAS No. 131, "Disclosures About Segments of a Business Enterprise and Related Information" consist of two operating segments, the Core Operating Segment and the Emerging Operating Segment. The Core Operating Segment includes those partner companies in which we take a very active role in providing strategic direction and management assistance. The Emerging Operating Segment includes investments in partner companies that we manage to provide the greatest near-term stockholder value. The Company's and partner companies' operations were principally in the United States of America during all periods presented.

      As of June 30, 2002 we owned interests in 44 partner companies which are categorized below based on segment and method of accounting.

                                          CORE PARTNER COMPANIES (%VOTING INTEREST)
         ------------------------------------------------------------------------------------------------------------
               CONSOLIDATED                           EQUITY                                    COST
         --------------------------     ------------------------------------    -------------------------------------
         CommerceQuest (80%)            BuyMedia (40%)                          Blackboard (15%)
         Delphion (32%)                 CreditTrade (30%)
         eCredit (99.9%)                eMerge Interactive (18%)
         ICG  Commerce (56%)            FreeBorders (34%)
         Logistics.com (97%)            GoIndustry (30%)
         OneCoast (97%)                 Investor Force (38%)
                                        iSky (25%)
                                        Jamcracker (21%)
                                        LinkShare (40%)
                                        Syncra Systems (35%)
                                        United Messaging (27%)
                                        Universal Access (22%)
                                        Verticalnet (22%)


                                        EMERGING PARTNER COMPANIES (%VOTING INTEREST)
         ------------------------------------------------------------------------------------------------------------
               CONSOLIDATED                           EQUITY                                    COST
         --------------------------     ------------------------------------    -------------------------------------
         eMarket Capital (54%)          Agribuys (35%)                          Anthem (9%)
                                        ComputerJobs.com (46%)                  Arbinet (3%)
                                        Co-nect (36%)                           Citadon (2%)
                                        Emptoris (25%)                          ClearCommerce (12%)
                                        inreon (20%)                            Context Integration (12%)
                                        Internet Commerce Systems (44%)         Entegrity Solutions (5%)
                                        Mobility Technologies (25%)             FuelSpot (9%)
                                        OnMedica (41%)                          Persona (8%)
                                        Onvia.com (22%)                         Surgency (21%)
                                        Sourceree (39%)                         Tibersoft (15%)
                                        StarCite (20%)
                                        TeamOn.com (33%)
                                        Texyard (33%)

      In periods prior to the fourth quarter of 2001, our segments were composed of Partner Company Operations and General ICG Operations. All prior periods have been restated to reflect this change in the composition of our reporting segments. The development of the Core Operating and Emerging Operating Segments was based on partner companies in our network in the fourth quarter of 2001. The dispositions column includes the results for partner companies which were disposed of before the new segments were developed. The most significant individual partner companies' revenues, where applicable, and net loss related to these dispositions were as follows (in thousands):

                           Three Months Ended June 30, 2001    Six Months Ended June 30, 2001
                           --------------------------------    ------------------------------
                               Revenues      Net Loss              Revenues      Net Loss
                               ---------     --------              --------      ---------
RightWorks                     $   5,286     $ (22,472)            $  11,433     $(119,043)
Breakaway Solutions, Inc.      $      --     $      --             $      --     $ (27,152)
PaperExchange.com              $      --     $      --             $   4,442     $ (10,259)

      The following summarizes the unaudited selected financial information related to our segments. Each segment includes the results of our consolidated partner companies and records our share of earnings and losses of partner companies accounted for under the equity method of accounting and captures our basis in the assets our partner companies. All significant intersegment activity has been eliminated and assets are either owned by or allocated to each operating segment. The measure of segment net loss reviewed by us does not include items such as impairment related charges, income taxes, extraordinary items and accounting changes, which are reflected as other reconciling items in the information which follows.

                                                        THREE MONTHS ENDED JUNE 30, 2002
------------------------------------------------------------------------------------------------------------------------------------
                                                                                          RECONCILING ITEMS
                                                                                 -----------------------------------
                                                                    TOTAL                                               CONSOLIDATED
                                           CORE       EMERGING     SEGMENTS   DISPOSITIONS     CORPORATE     OTHER        RESULTS
                                         --------     --------     --------   ------------     ---------    --------    ------------
SELECTED DATA:                                                                (IN THOUSANDS)
Revenues                                 $ 29,780     $    140     $ 29,920    $     --        $     --     $     --     $ 29,920
Cost of revenue                          $(19,689)    $   (110)    $(19,799)   $     --        $     --     $     --     $(19,799)
Selling, general and administrative      $(19,444)    $   (335)    $(19,779)   $     --        $ (5,212)    $     --     $(24,991)
Amortization  of  goodwill and other
  intangibles                            $ (3,959)    $     --     $ (3,959)   $     --        $     --     $     --     $ (3,959)
Equity loss--share of losses             $(22,512)    $ (3,447)    $(25,959)   $    785        $     --     $     --     $(25,174)
Net loss                                 $(52,185)    $ (3,749)    $(55,934)   $    785        $(14,309)    $ 56,319*    $(13,139)

                                                      THREE MONTHS ENDED JUNE 30, 2001 (AS ADJUSTED)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                            RECONCILING ITEMS
                                                                                   -----------------------------------
                                                                 TOTAL                                                 CONSOLIDATED
                                        CORE       EMERGING     SEGMENTS     DISPOSITIONS     CORPORATE     OTHER        RESULTS
                                      ---------    ---------    ---------    ------------     ---------    -------     ------------
SELECTED DATA:                                                              (IN THOUSANDS)
Revenues                              $  17,263    $     257    $  17,520    $   5,699      $      --    $    (879)     $  22,340
Cost of revenue                       $ (18,137)   $    (239)   $ (18,376)   $  (4,679)     $      --    $      --      $ (23,055)
Selling, general and administrative   $ (25,881)   $  (5,117)   $ (30,998)   $ (20,650)     $  (9,815)   $     628      $ (60,835)
Amortization  of  goodwill and other
  intangibles                         $ (11,769)   $  (2,132)   $ (13,901)   $  (1,363)     $      --    $      --      $ (15,264)
Equity  loss--share of losses         $(108,330)   $ (15,674)   $(124,004)   $ (40,937)     $      --    $      --      $(164,941)
Net loss                              $(196,791)   $ (44,923)   $(241,714)   $ (78,986)     $ (25,203)   $ (10,955)*    $(356,858)

      * Other reconciling items to net loss are as follows:

                                                             THREE MONTHS ENDED
                                                                 JUNE 30,
                                                           ---------------------
                                                             2002        2001
                                                           --------    --------
Impairment related and other ...........................   $(19,403)   $(57,344)
Gain on debt extinguishment ............................     63,227          --
Minority interest ......................................      7,604      47,915
Other income (loss) ....................................      4,891      (1,526)
                                                           --------    --------
                                                           $ 56,319    $(10,955)
                                                           ========    ========

                                      SIX MONTHS ENDED JUNE 30, 2002
---------------------------------------------------------------------------------------------------------------------------
                                                                                 RECONCILING ITEMS
                                                                       ----------------------------------
                                                           TOTAL                                                 CONSOLIDATED
                                  CORE       EMERGING     SEGMENTS     DISPOSITIONS   CORPORATE     OTHER          RESULTS
                                ---------    ---------    ---------    ------------   ---------    -------       ------------
SELECTED DATA:                                                         (IN THOUSANDS)
Revenues                        $  57,994    $     216    $  58,210    $      --       $      --    $     (14)     $  58,196
Cost of revenue                 $ (40,462)   $    (210)   $ (40,672)   $      --       $      --    $      --      $ (40,672)
Selling, general and
  administrative                $ (39,442)   $    (663)   $ (40,105)   $      --       $ (10,723)   $      14      $ (50,814)
Amortization  of  goodwill
  and other intangibles         $  (8,694)   $      --    $  (8,694)   $      --       $      --    $      --      $  (8,694)
Equity  loss--share of losses   $ (32,514)   $ (14,052)   $ (46,566)   $     785       $      --    $      --      $ (45,781)
Net loss                        $ (91,782)   $ (14,703)   $(106,485)   $     785       $ (28,142)   $  59,055*     $ (74,787)

                                                         SIX MONTHS ENDED JUNE 30, 2001 (AS ADJUSTED)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                    RECONCILING ITEMS
                                                                         ---------------------------------------

                                                            TOTAL                                                      CONSOLIDATED
                                  CORE        EMERGING     SEGMENTS      DISPOSITIONS   CORPORATE        OTHER           RESULTS
                               -----------    --------    -----------    ------------   ---------      ---------       ------------
SELECTED DATA:                                                           (IN THOUSANDS)
Revenues                       $    32,194    $    852    $    33,046    $    18,610    $        --    $      (879)    $    50,777
Cost of revenue                $   (34,086)   $   (519)   $   (34,605)   $   (17,965)   $        --    $        --     $   (52,570)
Selling, general and
  administrative               $   (48,253)   $ (9,567)   $   (57,820)   $   (58,919)   $   (23,914)   $       631     $  (140,022)
Amortization of goodwill
  and other intangibles        $   (33,806)   $ (7,202)   $   (41,008)   $   (68,223)   $        --    $        --     $  (109,231)
Equity loss--share of losses   $  (163,130)   $(31,059)   $  (194,189)   $   (93,434)   $        --    $        --     $  (287,623)
Net loss                       $  (362,440)   $(79,630)   $  (442,070)   $  (262,379)   $   (60,378)   $(1,295,684)*   $(2,060,511)

      * Other reconciling items to net loss are as follows:

                                                           SIX MONTHS ENDED
                                                               JUNE 30,
                                                      --------------------------
                                                           2002           2001
                                                      -----------    -----------
Impairment related and other ......................   $   (19,403)   $(1,258,676)
Gain on debt extinguishment                                63,227             --
Income tax ........................................            --        (26,151)
Minority interest .................................        16,065         93,990
Cumulative effect of change in accounting principle            --         (7,886)
Other income (loss) ...............................          (834)       (96,961)
                                                      -----------    -----------
                                                      $    59,055    $(1,295,684)
                                                      ===========    ===========

      The Core Operating Segment includes those partner companies in which we take a very active role in providing strategic direction and management assistance. The Emerging Operating Segment includes investments in partner companies that we manage to provide the greatest near term stockholder value. Dispositions are those partner companies which have been sold or ceased operations and are no longer included in a segment for all periods presented. Corporate expenses represent our general and administrative expenses of supporting the partner companies. "Other" represents those items incidental to our operations.

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

RESULTS OF OPERATIONS - CORE COMPANIES

      The following presentation of our Results of Operations - Core companies includes the results of our consolidated Core partner companies and our share of the losses of our equity method Core partner companies which are reflected in the caption "Equity loss-share of losses".

                                                                                            CORE SEGMENT RESULTS

                                                                       THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                                       --------------------------        ---------------------------
                                                                         2002              2001            2002              2001
                                                                       ---------        ---------        ---------        ---------
SELECTED DATA:                                                                        (AS ADJUSTED)                    (AS ADJUSTED)
                                                                             (IN THOUSANDS)                    (IN THOUSANDS)
Revenue ........................................................       $  29,780        $  17,263        $  57,994        $  32,194
Cost of revenue ................................................       $ (19,689)       $ (18,137)       $ (40,462)       $ (34,086)
Selling, general and administrative ............................       $ (19,444)       $ (25,881)       $ (39,442)       $ (48,253)
Amortization of goodwill and other intangibles .................       $  (3,959)       $ (11,769)       $  (8,694)       $ (33,806)
Equity loss--share of losses ...................................       $ (22,512)       $(108,330)       $ (32,514)       $(163,130)
Equity loss--goodwill and other intangibles amortization .......       $      --        $ (17,653)       $      --        $ (75,549)

     Revenues

      Revenue from Consolidated Core companies was $29.8 million and $57.9 million for the three and six months ended June 30, 2002, respectively, versus $17.3 million and $32.2 million for the corresponding 2001 periods. As a result of our acquisitions of majority ownership positions in CommerceQuest, eCredit, Logistics.com and OneCoast, Core revenue increased $15.7 million and $32.6 million for the 2002 periods versus the 2001 periods. Increases in the customer bases and increased activity of existing customers of ICG Commerce and Delphion as well as an acquisition at ICG Commerce resulted in increased revenues of $3.5 million and $5.1 million for the 2002 periods versus the 2001 periods. These increases were offset by $6.7 million and $12.0 million decreases due to the deconsolidation of AssetTRADE.com during the fourth quarter of 2001.

    Cost of revenue and selling, general and administrative

      Cost of revenue represents costs of providing our services as well as costs of products sold in an exchange business where we acted as a principal. Selling, general and administrative costs relate to promotion of our products and services as well as administrative support and facility expenses. Cost of revenue and selling, general and administrative for Core companies was $39.1 million and $79.9 million for the three and six months ended June 30, 2002, respectively, versus $44.0 million and $82.4 million for the corresponding 2001 periods These operating expenses have increased for the three and six months ended June 30, 2002 versus the corresponding 2001 periods by approximately $21.0 and $44.2 million due to our acquisition of majority ownership positions in CommerceQuest, eCredit, Logistics.com and OneCoast offset by a $9.7 million and $19.1 million decrease due to the deconsolidation of AssetTRADE.

      In addition, those costs attributable to ICG Commerce and Delphion decreased by approximately $16.2 million and $27.6 million for the three and six months ended June 30, 2002 versus the corresponding 2001 periods as a result of reduced costs at both companies.

    Amortization of goodwill and other intangibles

      Amortization of goodwill and other intangibles related to Core companies was $3.9 million and $8.7 million for the three and six months ended June 30, 2002 versus $11.8 million and $33.8 million for the corresponding 2001 periods. Amortization for the three and six months ended June 30, 2001 primarily related to goodwill which was previously amortized over a three year period. Effective January 1, 2002, we adopted the provisions of SFAS No. 142 "Goodwill and Other Intangible Assets". Upon adoption of SFAS No. 142, goodwill amortization ceased. Amortization for the three and six months ended June 30, 2002 relates primarily to certain identified intangible assets acquired as the result of our majority acquisition of eCredit, CommerceQuest, Logistics.com and OneCoast as well as an ICG Commerce acquisition. The intangible assets, which primarily include customer bases and technology, will be amortized over a period of three to eight years.

     Equity Loss

      A significant portion of our net results from our Core companies is derived from those Core companies in which we hold a significant minority ownership interest. Our share of income or losses of these companies is recorded in our Consolidated Statements of Operations under "Equity loss-share of partner company losses." Our carrying value for a partner company accounted for under the equity method of accounting includes unamortized goodwill.

      Our equity loss-share of partner company losses related to our Core companies was $22.5 million and $32.5 million for the three and six months ended June 30, 2002 versus $108.3 million and $163.1 million for the corresponding 2001 periods. Approximately $75.4 million and $98.3 million, respectively, of this decrease is due to our recording our share of Verticalnet's losses for the three and six months ended June 30, 2001, which included significant impairment and restructuring charges, versus zero in the 2002 periods. In addition, equity loss decreased $9.6 million and $20.4 million related to CommerceQuest, eCredit, Logistics.com and OneCoast becoming consolidated companies during 2001. The remainder of the decrease is due to decreased losses at a majority of our Core equity method partner companies resulting from increased revenue and reduced cost structures, offset by increased losses at Universal Access in the 2002 periods resulting from their impairment charges.

      Our carrying value in certain equity method partner companies has been reduced to or is approaching zero. When our carrying value reaches zero, we will not record our share of these company's losses until such time as our share of income equals the unrecorded losses or the partner companies' equity transactions result in an adjustment of our carrying value. Of those companies which had a zero carrying value at December 31, 2001, Verticalnet has had the largest impact on our past results. As a result of our share of Verticalnet's results for the three months ended June 30, 2002, our carrying value in Verticalnet is no longer zero, but approximately $0.2 million. Our partner companies with a carrying value at or approaching zero may continue to incur losses in 2002 which may not have an impact on our 2002 results.

      "Equity loss - goodwill and other intangibles amortization" related to Core companies was $17.7 million and $75.6 million for the three and six months ended June 30, 2001. As a result of our adoption of SFAS No. 142, goodwill amortization ceased effective January 1, 2002.

RESULTS OF OPERATIONS - EMERGING COMPANIES

      The following presentation of our Results of Operations - Emerging Companies includes the results of our consolidated Emerging partner companies and our share of the losses of our equity method Emerging partner companies, which are reflected in the caption "Equity loss-share of losses".

                                                                                           EMERGING SEGMENT RESULTS

                                                                         THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                                         ---------------------------       -----------------------
                                                                             2002            2001           2002           2001
                                                                           --------        --------       --------       --------
SELECTED DATA:                                                                           (AS ADJUSTED)                 (AS ADJUSTED)
                                                                                 (IN THOUSANDS)                (IN THOUSANDS)
Revenue ............................................................       $    140       $    257        $    216      $    852
Cost of revenue ....................................................       $   (110)      $   (239)       $   (210)     $   (519)
Selling, general and administrative ................................       $   (335)      $ (5,117)       $   (663)     $ (9,567)
Amortization of goodwill and other intangibles .....................       $     --       $ (2,132)       $     --      $ (7,202)
Equity loss - share of losses ......................................       $ (3,447)      $(15,674)       $(14,052)     $(31,059)
Equity loss - goodwill and other intangibles amortization ..........       $     --       $ (9,092)       $     --      $(15,070)

     Revenue, cost of revenue and selling, general and administrative

      Our consolidated Emerging companies have generated negligible revenues to date. Cost of revenue represents the costs of providing our services. Selling, general and administrative costs relate to promotion of our products and services as well as administrative support and facility expenses. The operating expenses for the three and six months ended June 30, 2002 were $0.4 million and $0.9 million versus $5.3 million and $10.1 million for the corresponding 2001 periods. This decrease was primarily due to the deconsolidation of Emptoris and OnMedica.

     Equity Loss

      Our equity loss-share of partner company losses related to our Emerging companies was $3.4 million and $14.0 million for the three and six months ended June 30, 2002 versus $15.7 million and $31.1 million for the corresponding 2001 periods. The decreases are principally the result of disposition of partner companies accounted for under the equity method, reduced operating losses and carrying values being reduced to zero.

      "Equity loss - goodwill and other intangibles amortization" related to Emerging companies was $9.1 million and $15.1 million for the three and six months ended June 30, 2001. As a result of the adoption of SFAS No. 142, goodwill amortization ceased effective January 1, 2002.

CORPORATE OPERATING EXPENSES

                          CORPORATE OPERATING EXPENSES

                                                                THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                                               ----------------------------          -----------------------------
                                                                 2002                2001              2002                2001
                                                               --------            --------          --------            --------
SELECTED DATA:                                                                   (AS ADJUSTED)                         (AS ADJUSTED)
                                                                     (IN THOUSANDS)                         (IN THOUSANDS)
General and Administrative .........................           $ (5,212)          $ (9,815)           $(10,723)          $(23,914)
Stock-based compensation ...........................             (1,598)            (5,960)             (4,313)            (7,328)
Impairment related and other .......................             (1,499)            (3,854)             (1,499)           (17,344)
Interest income (expense), net .....................             (6,000)            (5,574)            (11,607)           (11,792)
                                                               --------           --------            --------           --------
Total corporate operating expenses .................           $(14,309)          $(25,203)           $(28,142)          $(60,378)
                                                               ========           ========            ========           ========

    General and Administrative

      Our general and administrative costs consist primarily of employee compensation, facilities, outside services such as legal, accounting and consulting, and travel-related costs. General and administrative expenses were $5.2 million and $10.7 million for the three months and six months ended June 30, 2002, respectively, versus $9.8 million and $23.9 million in the corresponding 2001 periods. The decrease is the result of the restructuring of our operations. See the subsection "Restructuring" below.

    Stock-Based Compensation

      Stock based compensation for the three and six months ended June 30, 2002, was $1.6 million and $4.3 million versus $6.0 million and $7.3 million for the corresponding 2001 periods. The decreases are principally the result of more restricted stock and options granted below fair value in 1999 being subject to vesting in 2001 versus 2002. Aggregate deferred compensation will be amortized over the remaining vesting periods for stock options or the lapse of restrictions in the case of restricted stock.

    Restructuring (Impairment Related and Other)

      During 2002 and 2001, we restructured our operations to better align our general and administrative expenses with the reduction in the number of our partner companies. The restructuring resulted in charges of $1.5 million for the three and six months ended June 30, 2002 versus $3.9 million and $17.3 million for the corresponding 2001 periods. These charges are included in "Impairment related and other" in the Consolidated Statements of Operations (See Note 9 to our Consolidated Financial Statements.)

    Interest Income (Expense), net

      The increase in interest expense, net for the three months ended June 30, 2002 versus the corresponding 2001 period is the result of a decrease in interest income due to the decrease in the average balance of cash offset partially by a decrease in interest expense resulting from convertible note extinguishment.

      The decrease in interest expense, net for the six months ended June 30, 2002 versus the corresponding 2001 period is the result of a decrease in interest expense related to our convertible subordinated notes resulting from extinguishments of principal amount in November 2001 and June 2002 and a decrease in interest income due to the decrease in the average balance of cash and cash equivalents.

OTHER ITEMS

     Impairment Charges

      We operate in an industry that is rapidly evolving and extremely competitive. Many internet-based businesses, including some with B2B business models, have experienced difficulty in raising additional capital necessary to fund operating losses and continued investments that their management teams believe are necessary to sustain operations. Valuations of public companies operating in the internet B2B e-commerce sector declined significantly during 2001 and 2002. In 1999 and 2000, we announced several significant acquisitions that were financed principally with shares of our common stock and, based on the price of the common stock at that time, were valued in excess of $1 billion. Based on our periodic review of our partner company holdings, impairment charges of $19.4 million were recorded during the three and six months ended June 30, 2002 and $57.4 million and $1.3 billion during the corresponding 2001 periods to write off certain partner company holdings (See Note 2 to our Consolidated Financial Statements).

     Income Taxes

      Our deferred tax asset before valuation allowance of $683 million at June 30, 2002 consists primarily of $434 million related to the carrying value of our partner companies, capital loss carryforwards of approximately $134 million and net operating loss carryforwards of approximately $92 million. (See Note 5 to our Consolidated Financial Statements).

    Other Income (Loss), net

      See additional information in Note 11 to our Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

      As of June 30, 2002, we had $147.3 million in cash, cash equivalents and short-term investments, $10.5 million in available-for-sale securities, principally shares in divine, Inc. and i2 and $4.4 million in restricted cash for total liquidity of $162.2 million. In addition, our consolidated partner companies had cash, cash equivalents, restricted cash and short-term investments of $22.8 million. Consolidated working capital decreased to $88.6 million at June 30, 2002 compared to $182.0 million at December 31, 2001, primarily as a result of net cash outflows from operations, repurchase of convertible notes and fundings we made to partner companies during the six months ended June 30, 2002.

      Net cash used in operating activities was approximately $52.9 million for the six months ended June 30, 2002 compared to $149.9 million during the same prior year period. The decrease is primarily the result of the decreased losses at our consolidated partner companies.

      Net cash used by investing activities during the six months ended June
30, 2002 was $1.8 million versus net cash provided by investing activities of $30.2 million during the comparable 2001 period. The decrease is primarily due to reduced acquisitions of ownership interests in 2002 versus 2001, and proceeds from partner company dispositions and sales of available-for-sale securities.

      Net cash used in financing activities was approximately $34.9 million for the six months ended June 30, 2002 versus net cash provided by financing activities of $30.4 million during the same prior year period. The increase in cash used is principally the result of $27.8 million being used to repurchase $92.6 million of principal amount of our Convertible Notes. In July 2002, we used $20.2 million in cash to repurchase $67.5 million of principal amount of our Convertible Notes. In July 2002, we commenced a "Modified Dutch Auction" tender offer for up to $143 million of principal amount of our Convertible Notes. The offer could result in the use of up to approximately $42 million of our cash. The current offer expires on August 23, 2002 and could be modified.

      Existing cash, cash equivalents and short-term investments, proceeds from the issuance of debt and equity securities of our consolidated partner companies to third parties, proceeds from the potential sales of all or a portion of our available-for-sale securities or minority interests in certain partner companies, and other internal sources of cash flow are expected to be sufficient to fund our cash requirements through the next twelve months, including commitments to new and existing partner companies, debt obligations and general operations requirements. At June 30, 2002, we were obligated for $26.9 million of funding and guarantee commitments to existing partner companies. If a certain consolidated partner company achieves a fair market value in excess of $1.0 billion, we will be obligated to pay, in cash or stock at our option, 4% of the partner company's fair market value in excess of $1.0 billion, up to $70 million to a venture capital firm. We, a significant stockholder and two of our executive officers are limited partners of this venture capital firm. This contingent obligation will expire on the earlier to occur of May 31, 2005 or an unaffiliated company sale, if the valuation milestone is not achieved. Currently, the fair market value of this partner company is well below $1.0 billion. We will continue to evaluate acquisition opportunities and may acquire additional ownership interests in new and existing partner companies in the next twelve months; however, such acquisitions will be made at our discretion. If we elect to make additional acquisitions, it may become necessary for us to raise additional funds. We may not be able to raise additional capital and failure to do so could have a material adverse effect on our business. If additional funds are raised through the issuance of equity securities, our existing stockholders may experience significant dilution.

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

      - our ability and our partner companies' ability to access the capital markets;

      -     our ability to effectively manage existing capital resources;

      -     our ability to retain key personnel;

      -     our ability to maximize value in connection with divestitures;

      -     development of the B2B e-commerce market;

      -     our outstanding indebtedness; and

      - our partner companies' ability to compete successfully against competitors.

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

Because we are not in compliance with the continued listing standards of the Nasdaq National Market, we recently moved to the Nasdaq SmallCap Market, which could adversely affect the price and liquidity of our common stock.

     Our recent move from the Nasdaq National Market to the Nasdaq SmallCap Market could be perceived negatively and the trading market for our common stock could be affected, which could depress our stock price and adversely affect the liquidity of our common stock.

If our common stock ceases to be listed for trading on the Nasdaq SmallCap Market, the price and liquidity of our common stock may be adversely affected.

Companies listed on the Nasdaq SmallCap Market are required to maintain a minimum bid price of $1.00 per share. While we are not currently in compliance with this requirement, we have until October 22, 2002 to come back into compliance. An additional 180-day grace period may be granted if the Company remains in compliance with all the other listing criteria of the Nasdaq SmallCap Market. However, there can be no assurance that we will achieve compliance with the $1.00 per share minimum bid price or that we will continue to satisfy all of the listing requirements of the Nasdaq SmallCap Market. In the event that we do not qualify for listing on the Nasdaq SmallCap Market, sales of our common stock would likely be conducted only in the over-the-counter market. This may have a negative impact on the price and liquidity of our common stock and investors could find it more difficult to purchase or dispose of, or to obtain accurate quotations as to the market value of, our common stock.

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

      Of our $458.3 million in total assets as of June 30, 2002, $96.7 million, or 21%, consisted of ownership interests in our partner companies. The carrying value of our partner company ownership interests includes our original acquisition cost, the effect of accounting for certain of our partner companies under the equity method of accounting, the effect of adjustments to our carrying value resulting from certain issuances of equity securities by our partner companies, and the effect of impairment charges recorded for the decrease in value of certain partner companies. The carrying value of our partner companies will be impaired and decrease if one or more of our partner companies do not succeed. The carrying value of our partner companies is not marked to market; therefore, a decline in the market value of one of our publicly traded partner companies may impact our financial position by not more than the carrying value of the partner company. However, this decline would likely affect the price of our common stock. For example, our stakes in our publicly traded partner companies, Verticalnet, eMerge Interactive, Onvia.com, and Universal Access, were valued at approximately $12.9 million in the aggregate as of June 30, 2002. A decline in the market value of Verticalnet, eMerge Interactive, Onvia.com, and Universal Access will likely cause a decline in the price of our common stock.

      Other material risks relating to our partner companies are more fully described below under "Risks Particular to Our Partner Companies."

Because we have limited resources to dedicate to our partner companies, some of our partner companies may not be able to raise sufficient capital to sustain their operations.

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

      In December 1999, we issued convertible subordinated notes that bear interest at an annual rate of 5.5% and mature in December 2004. As of August 8, 2002, $286 million face value of these notes was outstanding. We may be unable to repay this long-term debt when it matures. If we are unable to satisfy this obligation, substantial liquidity problems could result.

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

      -     changes in equity losses or income;

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

      We believe that period-to-period comparisons of our operating results may not always be meaningful. If our operating results in one or more quarters do not meet securities analysts' or investors' expectations, the price of our common stock could decrease.

The loss of any of our or our partner companies' executive officers or other key personnel or our or our partner companies' inability to attract additional key personnel could disrupt our business and operations.

      We believe that our success will depend on continued employment by us and our partner companies of executive officers and key personnel, as well as on our and our partner companies' ability to attract additional qualified personnel. If one or more members of our executive officers or key personnel, or our partner companies' executive offices or key personnel were unable or unwilling to continue in their present positions, or if we or our partner companies were unable to hire qualified personnel, our business and operations could be disrupted and our operating results and financial condition would be seriously harmed.

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

We may have difficulty assisting our partner companies in managing their operations.

      Our partner companies are facing different challenges. Some are growing rapidly and some face elongated sales cycles. These situations are likely to place significant strain on their resources and on the resources we allocate to assist our partner companies. In addition, our management may be unable to assist our partner companies in adopting ideas for effectively and successfully managing such situations.

Our accounting estimates with respect to the useful life and ultimate recoverability of our basis in our partner companies could change materially in the near term.

      We operate in an industry that is rapidly evolving and extremely competitive. Many internet-based businesses, including some with B2B business models, have experienced difficulty in raising additional capital necessary to fund operating losses and continue investments that their management teams believe are necessary to sustain operations. Valuations of public companies operating in the internet B2B e-commerce sector declined significantly during 2000 and 2001. In the first quarter of 2000 we announced several significant acquisitions that were financed principally with shares of our stock and based on the price of our stock at that time, were valued in excess of $1 billion. Based on our periodic review of our partner company holdings, including those valued during 2001, impairment charges of $1.3 billion were recorded to write off certain partner company holdings during the year ended December 31, 2001. It is reasonably possible that our accounting estimates with respect to the useful life and ultimate recoverability of our carrying basis including goodwill in other partner companies could change in the near term and that the effect of such changes on the financial statements could be material. At June 30, 2002, the recorded amount of carrying basis including goodwill is not impaired, although we cannot assure that our future results will confirm this assessment, that a significant write-down or write-off of partner company carrying basis including goodwill will not be required in the future, or that a significant loss will not be recorded in the future upon the sale of a partner company.

We may compete with some of our stockholders and partner companies, and our partner companies may compete with each other, which could deter companies from partnering with us and may limit future business opportunities.

      We may compete with some of our stockholders and partner companies for internet-related opportunities. As of June 30, 2002, Safeguard Scientifics, Inc. owns 12.9% of our outstanding common stock and may compete with us to acquire interests in B2B e-commerce companies. The Chairman of Safeguard's Board of Directors and Safeguard's former Chairman and CEO are currently members of our board of directors and IBM Corporation may have a right to designate a board observer. This may give them access to our business plan and knowledge about potential transactions. In addition, we may compete with our partner companies to acquire interests in B2B e-commerce companies, and our partner companies may compete with each other for B2B e-commerce opportunities. This competition, and the complications posed by the designated directors, may deter companies from partnering with us and may limit our business opportunities.

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

      As of June 30, 2002, we had $23.7 million in long-term debt (including the current portion thereof) and as of August 8, 2002, $286 million in outstanding convertible subordinated notes. This indebtedness may:

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

      We focus our capital and human resources on those partner companies that we believe present the greatest long-term stockholder value. We may divest our interests in those partner companies that do not fit this criteria or in other partner companies that we believe are no longer core to our strategy. We may also divest of our interests in other partner companies to generate cash or strategic reasons. When we divest all or part of an interest in a partner company, we may not receive maximum value for this position. For partner companies with publicly-traded stock, we may be unable to sell our interest at then-quoted market prices. Furthermore, for those partner companies that do not have publicly-traded stock, the realizable value of our interests may ultimately prove to be lower than the carrying value currently reflected in our consolidated financial statements. We continually evaluate the carrying value of our ownership interests in and advances to each of our partner companies for possible impairment based on achievement of business plan objectives and milestones, the value of each ownership interest in the partner company relative to carrying value, the financial condition and prospects of the partner company, and other relevant factors. If we are unable to raise capital from other sources we may be forced to sell our stakes in partner companies at unfavorable prices in order to sustain our operations. Additionally, we may be unable to find buyers for certain of our assets, which could adversely affect our business.

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

Due to our decision to allocate the majority of our resources to the partner companies we believe hold the most promise, our ability to provide support to our other partner companies will be limited.

      We allocated our resources to focus on those partner companies that we believe present the greatest long-term stockholder value. As a result of our allocation of resources, we will not allocate capital to all of our existing partner companies. Our decision to not provide additional capital support to some of our partner companies could have a material adverse impact on the operations of such partner companies.

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

In August 2003 members of management may sell shares of the Company's common stock in connection with the vesting of restricted stock grants, which could have a negative effect on the price of the Company's common stock.

      Members of our management have been granted shares of restricted stock, that vest in August 2003. We believe that individuals are likely to sell shares of the Company's common stock to cover tax liabilities associated with the vesting and they may sell additional vested shares. Such sales could have a negative effect on the stock price.

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

      Verticalnet, eMerge Interactive, Onvia.com, and Universal Access are our publicly-traded partner companies. The price of their common stock has been highly volatile. On February 16, 1999, Verticalnet completed its initial public offering at a price of $40.00 per share and its common stock has since traded as high as $1,483.80 per share and as low as $0.55, adjusted for two subsequent two for one stock splits and a one for ten reverse stock split. On February 8, 2000, eMerge Interactive completed its initial public offering at a price of $15.00 per share and its common stock has traded as high as $68.00 per share and as low as $0.15. On March 1, 2000, Onvia.com completed its initial public offering at a price of $210.00 per share and its common stock has traded as high as $780.00 per share and as low as $1.70 per share adjusted for a one for ten reverse stock split. On March 17, 2000, Universal Access completed its initial public offering at a price of $14.00 per share and its common stock has traded as high as $63.00 per share and as low as $0.12. The market value of our holdings in these partner companies changes with these fluctuations. Based on the closing price of Verticalnet's common stock on August 9, 2002 of $1.10, our holdings in Verticalnet had a market value of $3.2 million. Based on the closing price of eMerge Interactive's common stock on August 9, 2002 of $0.34, our holdings in eMerge Interactive had a market value of $2.4 million. Based on the closing price on Onvia.com's common stock on August 9, 2002 of $1.74, our holdings in Onvia.com had a market value of $3.0 million. Based on the closing price of Universal Access' common stock on August 9, 2002 of $0.27, our holdings in Universal Access had a market value of $5.8 million. Fluctuations in the price of Verticalnet's, eMerge Interactive's, Onvia.com's, and Universal Access' and other future publicly-traded partner companies' common stock are likely to affect the price of our common stock.

      Verticalnet's results of operations, and accordingly the price of its common stock, may be adversely affected by the risk factors disclosed in its SEC filings, including the following factors:

      - inability to generate significant revenues from enterprise, software licensing and professional services;

      -     inability to reduce expenses;

      -     inability to establish brand awareness;

      -     inability to acquire additional funding;

      -     inability to maintain listing on the Nasdaq National Market;

      -     lengthy sales and implementation cycles for products; and

      -     insufficient cash flow from operations to service debt.

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

      Onvia.com's results of operations, and accordingly the price of its common stock, may be adversely affected by the risk factors disclosed in its SEC filings, including the following factors:

      - government agencies' unwillingness to purchase their business services and products online;

      - a significant number of small businesses, government agencies and their vendors' unwillingness to use its emarketplace to buy and sell services and products;

      -     inability to maintain its listing on the Nasdaq National Market;

      - failure of small business customers to provide data about themselves;

      - inability to enhance the features and services of its exchange to achieve acceptance and scalability;

      - negative impact on stock price and future operations resulting from a declared cash distribution and;

      -     inability to manage a change in strategy.

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

      - inability to expand its Universal Transport Exchange (UTX) facilities;

      -     failure to successfully implement a network operations center;

      - inability to implement and maintain its Universal Information Exchange (UIX) databases;

      -     failure of the market for UTX services to grow;

      -     Inability to maintain listing on the Nasdaq SmallCap Market;

      - changes in market valuations of telecommunications and internet-related companies;

      -     loss of a major client;

      -     inability to integrate acquisitions;

      - potential difficulty in charging a fee to government agencies or their business suppliers;

      -     inability of clients' ability to pay their obligations;

      -     inability to obtain third party financing;

      -     inability to successfully aggregate circuits;

      -     dependence on several large clients; and

      -     risks associated with acquisitions.

       Our assets as reflected in our balance sheet dated June 30, 2002, were $458.3 million, of which $12.9 million related to Verticalnet, eMerge Interactive, Onvia.com, and Universal Access. However, we believe that comparisons of the value of our holdings in partner companies to the value of our total assets are not meaningful because not all of our partner company ownership interests are marked to market in our balance sheet.

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

The inability of our partner companies' customers to pay their obligations to them in a timely manner or at all could have an adverse effect on our partner companies.

     Some of the customers of our partner companies may have inadequate financial resources to meet all their obligations. If a significant number of customers are unable to pay amounts owed to a partner company, such partner company's results of operations and financial condition could be adversely affected.

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

ITEM  3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to equity price risks on the marketable portion of our equity securities. Our public holdings at June 30, 2002 include equity positions in companies in the internet industry sector, including: eMerge Interactive; Universal Access; Onvia.com; and Verticalnet, many of which have experienced significant historical volatility in their stock prices. A 20% adverse change in equity prices, based on a sensitivity analysis of our public holdings as of June 30, 2002, would result in an approximate $2.6 million decrease in the fair value of our public holdings.

      Although we typically do not attempt to reduce or eliminate our market exposure on these securities, particularly with respect to securities of our partner companies, we did enter into a forward contract on 1.8 million shares of our holdings in i2. The forward contract limits our exposure to and benefits from price fluctuations in the underlying equity securities. As of June 30, 2002, 1.8 million shares of i2 remain under these arrangements. In addition, we held 0.5 million shares of i2 in escrow which have not been hedged. The combined value of the collar forward contract and the underlying hedged securities at June 30, 2002 was $10.2 million. The forward contract matures in 2003. We may enter into similar collar arrangements in the future; particularly with respect to available-for-sale securities, which do not constitute ownership interests in our partner companies.

      The carrying values of financial instruments, including cash and cash equivalent, accounts receivable, accounts payable and notes payable, approximate fair value because of the short maturity of these instruments. At June 30, 2002, the fair value of convertible subordinated notes is $102.4 million versus a carrying value of $353.5 million. The carrying value of other long-term debt approximates its fair value, as estimated by using discounted future cash flows based on our current incremental borrowing rates for similar types of borrowing arrangements.

      We entered into a Loan Agreement that provides for issuances of letters of credit up to $15 million subject to a cash secured borrowing base. As of June 30, 2002 $1.0 million in letters of credit were outstanding under the Loan Agreement.

      We have historically had very low exposure to changes in foreign currency exchange rates, and as such, have not used derivative financial instruments to manage foreign currency fluctuation risk.

                           PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      In May and June 2001, certain of the Company's present directors, along with the Company, certain of its former directors and certain of its present and former officers and underwriters, were named as defendants in nine class action complaints filed in the United States District Court for the Southern District of New York. The plaintiffs and the alleged classes they seek to represent include present and former stockholders of the Company. The complaints generally allege violations of Sections 11 and 12 of the Securities Act of 1933 and Rule 10b-5 promulgated under the Securities Exchange Act of 1934, based on, among other things, the dissemination of statements allegedly containing material misstatements and/or omissions concerning the commissions received by the underwriters of the initial public offering and follow-on public offering of the Company as well as failure to disclose the existence of purported agreements by the underwriters with some of the purchasers in these offerings to buy additional shares of the Company's stock subsequently in the open market at pre-determined prices above the initial offering prices. The plaintiffs seek for themselves and the alleged class members an award of damages and litigation costs and expenses. The claims in these cases have been consolidated for pre-trial purposes (together with other issuers and underwriters) before one judge in the Southern District of New York federal court. In April 2002, a consolidated, amended complaint was filed against these defendants which generally allege the same violations and also refer to alleged misstatements or omissions that relate to the recommendations regarding the Company's stock by analysts employed by the underwriters. In June and July 2002, defendants, including the Company defendants, filed motions to dismiss plaintiffs' complaints on numerous grounds. That motion is expected to be heard by the court in the Fall of 2002. There have been no other material developments in these cases to date.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company held its Annual Meeting of Stockholders on June 25, 2002. At this meeting, the stockholders voted in favor of the following items listed and described in the Company's Proxy Statement dated April 29, 2002:

(1)  ELECTION OF DIRECTORS

                                               FOR                  WITHHELD
                                        -------------------    -------------------
Walter W. Buckley, III                  257,781,335            3,143,295
Kenneth A. Fox                          257,912,991            3,011,639
Dr. Michael D. Zisman                   259,467,118            1,457,512

The following directors terms of office as directors continued after this meeting:

Dr. Thomas P. Gerrity
David J. Berkman
Robert E. Keith, Jr.
Warren V. Musser


(2) RATIFICATION OF THE APPOINTMENT OF KPMG LLP AS OUR INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                  FOR                    AGAINST                   ABSTAIN
                  ---                    -------                   -------
              259,152,573               1,390,657                  381,400

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Number           Document
------           --------
11.1             Statement Regarding Computation of Per Share Earnings (included herein at Note 7 - "Net Loss Per Share" to the Consolidated
                   Financial Statements on Page 13)

(b) Reports on Form 8-K

On July 26, 2002, the Company filed a Current Report on Form 8-K dated July 26, 2002 to report under Item 9, that the Company posted certain questions and answers relating to the Company's offer to purchase $143 million in aggregate principal amount of its outstanding 5 1/2% Convertible Subordinated Notes due 2004 on its website.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           INTERNET CAPITAL GROUP, INC.


Date:  August 14, 2002                     By: /s/  Anthony P. Dolanski
                                              ----------------------------------
                                              Name:  Anthony P. Dolanski
                                              Title:  Chief Financial Officer
                                              (Principal Financial and Principal
                                              Accounting Officer)
                                              (Duly Authorized Officer)

                                  EXHIBIT INDEX

Number          Document
------          --------
 11.1           Statement Regarding Computation of Per Share Earnings (included herein at Note 7 "Net Loss Per Share" to the Consolidated
                  Financial Statements on page 13)