Form 10-Q
period 2002-09-30
INTERNET CAPITAL GROUP INC
filed 2002-11-14
CIK 1085621

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2002

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

     Number of shares of Common Stock outstanding as of November 13, 2002: 287,696,303 shares.

INTERNET CAPITAL GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

INDEX

PART I–FINANCIAL INFORMATION

     Although we refer in this Report to the companies in which we have acquired a convertible debt or an equity ownership interest as our “partner companies” and indicate that we have a “partnership” with these companies, we do not act as an agent or legal representative for any of our partner companies, and we do not have the power or authority to legally bind any of our partner companies, and we do not have the types of liabilities in relation to our partner companies that a general partner of a partnership would have.

     This Quarterly Report on Form 10-Q includes forward looking statements within the meaning of Section 21E of the Securities Exchange Act, as amended. See the subsection of Part I, Item 2 entitled “Risk Factors” for more information.

INTERNET CAPITAL GROUP, INC.
PARTNER COMPANIES AS OF SEPTEMBER 30, 2002

Agribuys, Inc. (“Agribuys”)
Anthem/CIC Ventures Fund LP (“Anthem”)
Arbinet - thexchange Inc. (“Arbinet”)
Blackboard, Inc. (“Blackboard”)
BuyMedia, Inc.(d/b/a Marketron International) (“BuyMedia”)
Captive Capital Corporation (f/k/a eMarketCapital, Inc.) (“Captive Capital”)
Citadon, Inc. (“Citadon”)
ClearCommerce Corporation (“ClearCommerce”)
CommerceQuest, Inc. (“CommerceQuest”)
ComputerJobs.com, Inc. (“ComputerJobs.com”)
Co-nect, Inc. (fka Simplexis.com) (“Co-nect”)
CreditTrade Inc. (“CreditTrade”)
Delphion, Inc. (“Delphion”)
eCredit.com, Inc. (“eCredit”)
eMerge Interactive, Inc. (“eMerge Interactive”)
Emptoris, Inc. (“Emptoris”)
Entegrity Solutions Corporation (“Entegrity Solutions”)
FreeBorders, Inc. (“FreeBorders”)
FuelSpot.com, Inc. (“FuelSpot”)
GoIndustry AG (“GoIndustry”)
ICG Commerce Holdings, Inc. (“ICG Commerce”)
inreon Limited (“inreon”)
Internet Commerce Systems, Inc. (“Internet Commerce Systems”)
Investor Force Holdings, Inc. (“Investor Force”)
iSky, Inc. (“iSky”)
Jamcracker, Inc. (“Jamcracker”)
LinkShare Corporation (“LinkShare”)
Logistics.com, Inc. (“Logistics.com”)
Mobility Technologies, Inc. (f/k/a traffic.com Inc.) (“Mobility Technologies”)
OneCoast Network Holdings, Inc. (f/k/a USgift Corporation) (“OneCoast”)
OnMedica Group PLC (“OnMedica”)
Onvia.com, Inc. (“Onvia.com”)
Persona, Inc. (“Persona”)
Sourceree Limited (“Sourceree”)
StarCite, Inc. (“StarCite”)
Surgency, Inc. (fka Benchmarking) (“Surgency”)
Syncra Systems, Inc. (“Syncra Systems”)
Textiles Online Marketplaces Limited (“Texyard”)
Tibersoft Corporation (“Tibersoft”)
Universal Access Global Holdings, Inc. (“Universal Access”)
Verticalnet, Inc. (“Verticalnet”)

PART I–FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERNET CAPITAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	As of September 30,	As of December 31,

	2002	2001

	(Unaudited)	(as adjusted)
	(in thousands, except per share data)
ASSETS
Current Assets
Cash and cash equivalents	$110,367	$245,935
Restricted cash	9,578	10,457
Short-term investments	6,380	13,731
Accounts receivable, net	35,117	33,333
Prepaid expenses and other current assets	7,729	11,064

Total current assets	169,171	314,520
Fixed assets, net	14,128	25,453
Ownership interests in Partner Companies	94,898	163,137
Available-for-sale securities	9,929	17,389
Goodwill, net	79,726	77,452
Other	38,336	57,096

Total Assets	$406,188	$655,047

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Current maturities of long-term debt	$14,300	$17,156
Accounts payable	14,108	17,409
Accrued expenses	54,666	55,759
Accrued compensation and benefits	14,185	15,386
Deferred revenue	25,163	25,962
Other	—	806

Total current liabilities	122,422	132,478
Long-term debt	9,468	16,276
Other liabilities	8,611	8,985
Minority interest	3,573	16,510
Convertible subordinated notes	283,114	446,061

Total Liabilities	427,188	620,310
Commitments and contingencies
Stockholders’ Equity (Deficit)
Preferred stock, $.01 par value; 10,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 2,000,000 shares authorized; 287,696 (2002) and 287,689 (2001) issued and outstanding	288	288
Additional paid-in capital	3,107,721	3,107,601
Accumulated deficit	(3,093,774)	(3,031,817)
Unamortized deferred compensation	(4,001)	(9,610)
Notes receivable–stockholders	(31,234)	(31,234)
Accumulated other comprehensive loss	—	(491)

Total Stockholders’ Equity (Deficit)	(21,000)	34,737

Total Liabilities and Stockholders’ Equity (Deficit)	$406,188	$655,047

See notes to consolidated financial statements.

INTERNET CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

	(in thousands, except per share data)
Revenue	$31,602	$35,425	$89,798	$86,202
Operating expenses
Cost of revenue	18,851	17,804	59,523	70,374
Selling, general and administrative	21,201	52,102	72,015	192,124
Research and development	8,675	12,860	28,353	41,853
Stock-based compensation	2,038	4,634	8,368	23,485
Amortization of goodwill and other intangibles	2,639	20,949	11,333	130,180
Impairment related and other	2,299	15,541	10,688	840,816

Total operating expenses	55,703	123,890	190,280	1,298,832

	(24,101)	(88,465)	(100,482)	(1,212,630)
Other income (loss), net	44,285	(17,792)	96,596	(172,966)
Interest income	1,224	2,891	3,676	15,486
Interest expense	(6,001)	(12,931)	(19,962)	(33,900)

Income (loss) before income taxes, minority interest and equity loss	15,407	(116,297)	(20,172)	(1,404,010)
Income taxes	—	8,291	—	(17,450)
Minority interest	4,580	24,606	20,645	118,596
Equity loss - share of partner company losses	(7,158)	(129,039)	(52,939)	(416,662)
Equity loss - goodwill and other intangibles amortization	—	(21,274)	—	(130,223)
Equity loss - impairment related	—	(3,895)	(9,492)	(440,484)

Net loss before cumulative effect of change in accounting principle	12,829	(237,608)	(61,958)	(2,290,233)
Cumulative effect of change in accounting principle	—	—	—	(7,886)

Net income (loss)	$12,829	$(237,608)	$(61,958)	$(2,298,119)

Basic and diluted income (loss) per share:
Prior to cumulative effect of change in accounting principle	$0.05	$(0.86)	$(0.22)	$(8.23)
Cumulative effect of change in accounting principle	—	—	—	(0.03)

	$0.05	$(0.86)	$(0.22)	$(8.26)

Shares used in computation of basic and diluted income (loss) per share	283,031	277,226	281,284	278,167

See notes to consolidated financial statements.

INTERNET CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended

	September 30,

	2002	2001

	(in thousands)
Net cash used in operating activities	$(82,160)	$(254,294)

Investing Activities
Capital expenditures	(1,307)	(10,116)
Proceeds from sales of available-for-sale securities	287	88,572
Proceeds from sales of Partner Company ownership interests	18,312	51,458
Advances to and acquisitions of ownership interests in Partner Companies	(15,975)	(107,082)
Purchase of short-term investments	—	(26,740)
Proceeds from short-term investments	8,204	56,670
Reduction in cash due to deconsolidation of subsidiaries	(5,876)	(21,993)
Other	—	9,476

Net cash provided by investing activities	3,645	40,245

Financing Activities
Repurchase of convertible notes	(48,782)	—
Long-term debt and capital lease obligations	(7,826)	23,664
Line of credit borrowings	1,001	—
Repayment of line of credit borrowing	(612)	—
Proceeds from convertible notes	—	2,042
Issuance of stock by subsidiaries	644	5,904
Other	(374)	9,405

Net cash (used in) provided by financing activities	(55,949)	41,015

Effect of exchange rates on cash	(1,104)	(92)

Net decrease in cash and cash equivalents	(135,568)	(173,126)
Cash and cash equivalents at the beginning of period	245,935	412,497

Cash and cash equivalents at the end of period	$110,367	$239,371

See notes to consolidated financial statements.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

     The accompanying unaudited consolidated financial statements of Internet Capital Group, Inc. (the “Company”) for the three and nine months ended September 30, 2002 and 2001, included herein, have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America and the interim financial statements rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited consolidated interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of the Company’s operations for the three and nine months ended September 30, 2002 and 2001 and its cash flows for the nine months ended September 30, 2002 and 2001 and are not necessarily indicative of the results that may be expected for the year ending December 31, 2002 or for any other interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s financial statements and notes thereto included in the Company’s 2001 Annual Report on Form 10-K.

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The consolidated financial statements also include the following majority owned subsidiaries for the periods indicated, each of which was consolidated since the date the Company acquired majority control (collectively, the “Consolidated Subsidiaries”):

THREE MONTHS ENDED SEPTEMBER 30, 2002

Captive Capital	ICG Commerce
CommerceQuest	Logistics.com
Delphion	OneCoast
eCredit
THREE MONTHS ENDED SEPTEMBER 30, 2001

AssetTRADE.com, Inc. (“AssetTRADE”)	eu-Supply.com Svenska AB (“eu-Supply”)
Captive Capital	ICG Commerce
CommerceQuest	Logistics.com
Delphion	OneCoast
eCredit	OnMedica
Emptoris
NINE MONTHS ENDED SEPTEMBER 30, 2002

Captive Capital	ICG Commerce
CommerceQuest	Logistics.com
Delphion	OneCoast
eCredit

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

1.  Basis of Presentation (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2001

AssetTRADE	ICG Commerce
Captive Capital	iParts (“iParts”)
CommerceQuest	Logistics.com
CyberCrop.com, Incorporated (“CyberCrop.com”)	iVows Interactive Limited (d/b/a Mesania.com) (“Mesania”)
Delphion	MROLink Corporation (“MROLink”)
eCredit	OneCoast
Emptoris	OnMedica
eu-Supply	PaperExchange.com, Inc. (“Paper Exchange.com”)
ICG Asia Ltd. (“ICG Asia”)	RightWorks Corporation (“RightWorks”)

Adjustments to Prior Year Amounts

     During 2002, the Company changed its method of accounting for its ownership interest in a Partner Company from the cost method to the equity method of accounting due to the acquisition of an additional ownership interest. Accordingly, an equity loss totaling $2.5 million and $8.8 million, respectively, was recorded to adjust the three and nine months ended September 30, 2001. In addition, the cumulative losses as of December 31, 2001 resulted in an adjustment to our ownership interest and accumulated deficit in the amount of $16.3 million.

New Accounting Pronouncement

     In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” This Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements” and also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The new standard requires that the extinguishment of debt be treated as an ordinary item instead of an extraordinary item. Accordingly, the new standard encourages reclassification of previously recorded debt extinguishments from extraordinary to ordinary. The Company adopted SFAS No. 145 effective April 1, 2002. (See Note 8).

Reclassifications

     In addition to the adjustments noted above, certain prior year amounts have been reclassified to conform with the current year presentation. The impact of these changes is not material and did not affect net loss.

2.  Partner Company Ownership Interests And Impairments

     The following summarizes the Company’s goodwill and other intangibles and ownership interests in Partner Companies by method of accounting.

	As of September 30,	As of December 31,
	2002	2001

	(Unaudited)	(as adjusted)
	(in thousands)
Goodwill - Consolidated	$79,726	$77,452
Other intangibles - Consolidated	25,605	34,683

	$105,331	$112,135

Ownership interests in Partner Companies - Equity Method	$77,684	$135,990
Ownership interests in Partner Companies - Cost Method	17,214	27,147

	$94,898	$163,137

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2.  Partner Company Ownership Interests And Impairments (Continued)

Impairments related to Consolidated Companies

     There were no impairment charges related to consolidated companies during the three and nine months ended September 30, 2002. During the three months ended September 30, 2001, there were no impairment charges related to consolidated companies. During the nine months ended September 30, 2001, the Company recorded impairment charges of $765.5 million related to consolidated companies. Impairment charges related to consolidated companies have been included in the Consolidated Statements of Operations as “Impairment Related and Other”.

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

     In May 2000, the Company acquired a 50.2% interest in Harbour Ring International Holdings Limited, a listed company on the Hong Kong Stock Exchange that was renamed ICG Asia, for $116.5 million in cash. In June 2001, the Company agreed to sell its stake in ICG Asia to Asian conglomerate Hutchison Whampoa Limited and Reading Investments Limited for $98.6 million, which included proceeds from the sale of the Company’s subsidiary in Japan to ICG Asia, and recorded a net loss on sale of $15.2 million.

     Other impairment charges include $51.1 million for the nine months ended September 30, 2001 related to three other consolidated Partner Companies for which the Company has determined that it would not be able to recover its full investment.

     The Company’s consolidated Partner Companies did not record any impairment charges for the three and nine months ended September 30, 2002 and for the three months ended September 30, 2001. The Company’s consolidated Partner Companies recorded impairment charges of $22.2 million during the nine months ended September 30, 2001.

Impairments related to Equity Method Companies

     The Company’s original cost basis of Partner Companies accounted for under the equity method was $842.8 million and $859.7 million at September 30, 2002 and December 31, 2001, respectively. The excess of the Company’s carrying value in the ownership interests in these Partner Companies over its share of their net equity resulted in amortization of $21.3 million and $130.2 million, respectively, for the three and nine months ended September 30, 2001.

     During the nine months ended September 30, 2002, the Company recorded impairment charges of $9.5 million related to equity method companies. During the three and nine months ended September 30, 2001, the Company recorded impairment charges of $3.9 million and $440.5 million, respectively, related to equity method companies. There were no impairment charges related to equity method companies during the three months ended September 30, 2002. Impairment charges related to equity method companies have been included in the Consolidated Statements of Operations as “Equity loss-impairment related.”

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

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2.  Partner Company Ownership Interests And Impairments (Continued)

     In addition to the equity impairment noted above, the Company also recorded impairment charges during the three and nine months ended September 30, 2001 of $3.9 million and $73.0 million, respectively, related to five other equity method Partner Companies.

     The following unaudited summarized financial information for Partner Companies accounted for under the equity method of accounting at September 30, 2002 and 2001 has been compiled from the financial statements of the respective Partner Companies.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

		(as adjusted)		(as adjusted)
	(in thousands)

Revenue	$94,699	$360,012	$573,145	$1,316,931
Net loss	$(68,878)	$(461,777)	$(289,315)	$(1,335,391)

Impairment of Cost Method Companies

     The Company’s original cost basis of Partner Companies accounted for by the cost method was $43.4 million and $74.8 million at September 30, 2002 and December 31, 2001, respectively.

     There were no charges related to cost method companies during the three months ended September 30, 2002. During the nine months ended September 30, 2002, the Company recorded $9.9 million in impairment charges related to cost method Partner Companies for which it has been determined that the Company would not be able to recover its full investment. The Company recorded $6.8 million and $63.4 million in impairment charges during the three and nine months ended September 30, 2001, respectively. Impairment charges related to cost method companies have been included in the Consolidated Statements of Operations as a component of “Other income (loss), net.”

3.  Goodwill And Other Intangible Assets

     Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually for impairment in accordance with this statement. Accordingly, the Company has ceased amortization of all goodwill and indefinite-lived intangible assets as of January 1, 2002. During the first quarter of 2002, the Company completed the transitional impairment test of other intangible assets, which indicated that the Company’s other intangible assets were not impaired. During the second quarter of 2002, the Company completed the transitional impairment test of goodwill, which indicated that the Company’s goodwill was not impaired. As of September 30, 2002, goodwill was allocated to the Company’s segments as follows: Core - $77.5 million; Emerging - $2.2 million. Amortizable intangible assets as of September 30, 2002 and December 31, 2001 of $24.5 million and $33.8 million, respectively, are included in Other Assets in the Company’s Consolidated Balance Sheets. Unamortizable intangible assets of $1.1 million and $0.9 million, as of September 30, 2002 and December 31, 2001, respectively, are included in Other Assets in the Company’s Consolidated Balance Sheets. Other intangible assets that meet the new criteria continue to be amortized as shown in the table below over their useful lives.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3.    Goodwill And Other Intangible Assets (Continued)

	As of September 30, 2002

	(in thousands)
Amortizable Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer Base	$27,467	$(14,603)	$12,864
Technology	25,601	(14,223)	11,378
Information Database	7,134	(7,134)	—
Other	1,023	(732)	291

	$61,225	$(36,692)	$24,533

        Amortization expense for intangible assets during the three and nine months ended September 30, 2002 was $2.6 million and $11.3 million, respectively. Estimated amortization expense for the remainder of 2002 and the five succeeding fiscal years ended is as follows (in thousands) :

December 31, 2002 (remainder)	$3,551
December 31, 2003	$10,240
December 31, 2004	$5,405
December 31, 2005	$3,174
December 31, 2006	$1,435
December 31, 2007 and thereafter	$728

        The actual compared to the “as adjusted” impact of adding goodwill amortization back to the net income (loss) and income (loss) per share for the three and nine months ended September 30, 2001 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

		(as adjusted)		(as adjusted)
	(Unaudited) (in thousands, except for per share data)
Reported income (loss)	$12,829	$(237,608)	$(61,958)	$(2,298,119)
Amortization of goodwill	—	17,201	—	115,759
Equity loss – goodwill amortization	—	16,081	—	114,644

Adjusted income (loss)	$12,829	$(204,326)	$(61,958)	$(2,067,716)

Basic and diluted income (loss) per share:
Reported	$0.05	$(0.86)	$(0.22)	$(8.26)
Amortization of goodwill	—	0.06	—	0.42
Equity loss – goodwill amortization	—	0.06	—	0.41

Adjusted income (loss) per share	$0.05	$(0.74)	$(0.22)	$(7.43)

4.    Derivative Financial Instruments

        In September 2001, the Company entered into a variable share forward contract to hedge 1.8 million shares of its holdings of i2 common stock. As of September 30, 2002 the Company’s holdings also included approximately 500,000 shares of i2 common stock that have not been hedged. At September 30, 2002 the Company’s holdings of i2 and the related forward contract were valued at $9.7 million. (See Note 11). Based on the terms of the contract, the i2 forward contract and related shares will be worth a minimum of $9.7 million or $5.38 per share and a maximum of $20.2 million or $11.23 per share at maturity in September 2003.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4.    Derivative Financial Instruments (Continued)

        In March 2000, the Company entered into three cashless collar agreements (the “Equity Collars”) to hedge forecasted sales of its holdings of Ariba, Inc. (“Ariba”) common stock. The Equity Collars were terminated in December 2000, March 2001 and December 2001. The Equity Collars and forward contract limited the Company’s exposure to and benefits from price fluctuations in the underlying equity securities. The Company designated the Equity Collars and forward contract as cash flow hedges and recorded the Equity Collars and forward contract at their estimated fair value, with unrealized gains and losses resulting from changes in fair value recorded as a component of “Accumulated other comprehensive loss” on the Company’s Consolidated Balance Sheets and changes due to the ineffectiveness of these instruments in “Other income (loss), net” on the Company’s Consolidated Statements of Operations. Unrealized gains and losses as a result of these instruments are recognized in the Company’s Consolidated Statements of Operations when the underlying hedged item is extinguished or otherwise terminated.

        The fair value of warrants issued to the Company by Partner Companies, which are derivative instruments, are recorded in the Consolidated Balance Sheets at issuance in “Ownership interests in Partner Companies” and are valued using the Black-Scholes method. Changes in the fair value of the warrants are recorded to “Other income (loss), net.”

        The adoption of SFAS No. 133 resulted in recording $7.9 million of decline in fair value of warrants held in Partner Companies to “Cumulative effect of change in accounting principle” in the Consolidated Statements of Operations as of January 1, 2001. Estimated loss for the nine months ended September 30, 2002 was approximately $0.7 million. Estimated losses on the fair value of all outstanding warrants for the three and nine months ended September 30, 2001 was approximately $7.2 million and $56.7 million, respectively. The estimated fair value of warrants held in Partner Companies was approximately $1.0 million at September 30, 2002.

5.    Income Taxes

        The Company’s deferred tax asset before valuation allowance of $677 million at September 30, 2002 consists primarily of $435 million related to the carrying value of its Partner Companies, capital loss carryforwards of approximately $141 million and net operating loss carryforwards of approximately $80 million.

        The tax assets relate primarily to the excess of tax basis over book basis of the Partner Companies and net operating loss and capital loss carryforwards. Most of the Partner Companies are in an early stage of development and have generated significant losses. The marketability of the securities held in the Partner Companies is generally limited as they primarily represent ownership interest in companies whose stock is not publicly traded. As of September 30, 2002, the publicly traded Partner Companies were Verticalnet, eMerge Interactive, Onvia.com, and Universal Access. Each of these companies has experienced a significant decline in the value of its stock price along with the business sectors in which it operates. Accordingly, a full valuation allowance has been recorded against the Company’s net deferred tax assets at September 30, 2002.

6.    Comprehensive Income (Loss)

        Comprehensive income (loss) is the change in equity of a business enterprise during a period resulting from transactions and other events and circumstances from non-owner sources. Excluding net income (loss), the Company’s primary source of comprehensive income (loss) is net unrealized appreciation (depreciation) related to its available-for-sale securities. The following summarizes the components of comprehensive income (loss):

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6.    Comprehensive Income (Loss) (Continued)

	Three Months Ended September 30,		Nine Months ended September 30,

	2002	2001	2002	2001

		(as adjusted)		(as adjusted)
	(Unaudited) (in thousands)
Net income (loss)	$12,829	$(237,608)	$(61,958)	$(2,298,119)
Other comprehensive income (loss):
Unrealized depreciation, net of tax	(551)	(7,125)	(7,174)	(53,435)
Change of value of cashflow hedge, net of tax	—	—	—	33,539
Reclassification adjustments, net of tax	6,600	613	7,665	33,274
Foreign currency translation adjustment	—	1,014	—	2,553

Comprehensive income (loss)	$18,878	$(243,106)	$(61,467)	$(2,282,188)

7.    Net Income (Loss) Per Share

        The calculations of net income (loss) per share were:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

		(as adjusted)		(as adjusted)
	(Unaudited) (in thousands, except per share data)
Basic and Diluted:
Net income (loss) prior to cumulative effect of change in accounting principle	$12,829	$(237,608)	$(61,958)	$(2,290,233)
Cumulative effect of change in accounting principle	—	—	—	(7,886)

Net income (loss)	$12,829	$(237,608)	$(61,958)	$(2,298,119)

Average common shares outstanding	283,031	277,226	281,284	278,167

Prior to cumulative effect of change in accounting principle	$0.05	$(0.86)	$(0.22)	$(8.23)
Cumulative effect of change in accounting principle	—	—	—	(0.03)

	$0.05	$(0.86)	$(0.22)	$(8.26)

        If a consolidated or equity method Partner Company has dilutive options or securities outstanding, diluted net income (loss) per share is computed first by deducting from income (loss) from continuing operations the income attributable to the potential exercise of the dilutive options or securities of the Partner Company. For the three and nine months ended September 30, 2002 and 2001, the impact of a Partner Company’s dilutive securities has not been included as the impact would be anti-dilutive.

        The following options, restricted stock grants and warrants were not included in the computation of diluted EPS as their effect would have been anti-dilutive: options to purchase 17,924,630 and 28,327,435 shares of common stock at average prices of $4.56 and $8.87, respectively, outstanding as of September 30, 2002 and 2001; 4,379,833 and 8,784,350 shares of unvested restricted stock outstanding as of September 30, 2002 and 2001; warrants to purchase 1,570,676 shares of common stock at $6.00, outstanding as of September 30, 2001, and convertible subordinated notes convertible into 2,221,547 and 4,443,267 shares of common stock outstanding as of September 30, 2002 and 2001, respectively.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

        In November 2001, the Company purchased and extinguished $120.2 million face value of convertible subordinated notes for $35.5 million in cash. The purchase resulted in a gain from the extinguishment of debt in the amount of $81 million. This amount was originally recorded as an extraordinary item. As a result of the Company’s adoption of SFAS No. 145, this item has been reclassified to “Other income (loss), net” in the Company’s Consolidated Statements of Operations. (See Note 1.)

        During the three months ended June 30, 2002, the Company purchased and extinguished $92.6 million face value of convertible subordinated notes for $27.8 million in cash. The purchase resulted in a gain in the amount of $63 million for the three months ended June 30, 2002 (See Note 11).

        During the three months ended September 30, 2002, the Company purchased and extinguished $70.4 million face value of convertible subordinated notes for $21.0 million in cash. The purchase resulted in a gain in the amount of $48 million for the three months ended September 30, 2002 (See Note 11).

        The fair value of the convertible subordinated notes at September 30, 2002 was approximately $83.5 million based on the Company’s recent repurchases.

        The Company recorded interest expense of $4.2 million and $16.4 million during the three and nine months ended September 30, 2002 with interest payments due semiannually through December 31, 2004. Issuance costs of $18.3 million were recorded in other assets and are being amortized as interest expense over the terms of the notes using the effective interest method. In connection with the Company’s extinguishments of debt in 2002 and 2001 approximately $4.9 million of these issuance costs were immediately expensed and included in the computation of the gains. As of September 30, 2002, the remaining balance of these issuance costs is approximately $3.7 million and is included in Other Assets in the Company’s Consolidated Balance Sheets.

Loan and Credit Agreements

        On September 30, 2002, the Company entered into a loan agreement with Comerica Bank to provide for the issuance of letters of credit (the “Loan Agreement”). The Loan Agreement provides for issuances of letters of credit up to $20 million subject to a cash-secured borrowing base as defined by the Loan Agreement. Issuance fees of 0.50% per annum of the face amount of each letter of credit will be paid to Comerica Bank subsequent to issuance. The Loan Agreement also is subject to a 0.25% per annum unused commitment fee payable to the bank quarterly. As of September 30, 2002, $5 million in letters of credit were outstanding under the agreement. Amounts secured under the Loan Agreement are included in “Restricted Cash” on the Company’s Consolidated Balance Sheets.

Long-Term Debt

        The Company’s long-term debt of $9.5 million (net of current maturities of $14.3 million) as of September 30, 2002, relates to its consolidated Partner Companies, and primarily consists of secured notes due to stockholders and outside lenders of CommerceQuest, OneCoast, Logistics.com and capital lease commitments. $3.3 million of this debt is secured by cash collateral, which is included in “Restricted Cash” on the Company’s Consolidated Balance Sheets.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9.    Restructuring

        In 2002 and 2001, the Company and its consolidated Partner Companies implemented restructuring plans designed to reduce cost structures by closing and consolidating offices, disposing of fixed assets, and reducing their workforces. Restructuring charges totaling $10.7 million and $53.1 million were recorded in the nine months ended September 30, 2002 and 2001, respectively. These charges are included in “Impairment related and other” in the Company’s Consolidated Statements of Operations.

        Restructuring Activity is Summarized as Follows:

	Accrual at December 31, 2001	Restructuring Charge	Cash Payments	Non-cash Items Expensed Immediately	Accrual at September 30, 2002

Restructuring – 2002
Office closure costs	$—	$3,591	$(101)	$(1,403)	$2,087
Employee severance and related benefits	—	7,097	(5,305)	(1,009)	783

	—	10,688	(5,406)	(2,412)	2,870
Restructuring – 2001
Office closure costs	11,960	—	(2,747)	—	9,213
Employee severance and related benefits	3,071	—	(2,172)	(103)	796

	15,031	—	(4,919)	(103)	10,009
Restructuring – 2000
Lease termination costs	203	—	(54)	—	149

	$15,234	$10,688	$(10,379)	$(2,515)	$13,028

10.  Segment Information

        The Company’s reportable segments using the “management approach” under SFAS No. 131, “Disclosures About Segments of a Business Enterprise and Related Information” consist of two operating segments, the Core Segment and the Emerging Segment. The Core Segment includes those Partner Companies in which the Company’s management takes a very active role in providing strategic direction and management assistance. The Emerging Segment includes investments in Partner Companies that are, in general, managed to provide the greatest near term stockholder value. The Company’s and Partner Companies’ operations were principally in the United States of America during all periods presented.

        In periods prior to the fourth quarter of 2001, the Company’s segments were composed of Partner Company Operations and General ICG Operations. All prior periods have been restated to reflect this change in the composition of the Company’s reporting segments. The development of the Core and Emerging Segments was based on Partner Companies in the Company’s network in the fourth quarter of 2001. The dispositions column includes the results for Partner Companies which were disposed of. The most significant individual Partner Companies revenues, where applicable, and net loss related to these dispositions for the three and nine months ended September 30, 2001 were as follows (in thousands):

	Three Months Ended September 30, 2001		Nine Months Ended September 30, 2001

	Revenues	Net Loss	Revenues	Net Loss

RightWorks	$3,832	$(16,737)	$15,265	$(135,780)
Breakaway Solutions, Inc.	$—	$—	$—	$(27,152)
PaperExchange.com	$—	$—	$4,442	$(10,259)

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. Segment Information (Continued)

The following tables summarize the unaudited selected financial information related to the Company’s segments. Each segment includes the results of the Company’s Consolidated Partner Companies and records the Company’s share of earnings and losses of Partner Companies accounted for under the equity method of accounting and captures our basis in the assets of all of the Companys Partner Companies. All significant intersegment activity has been eliminated and assets are either owned by or allocated to each operating segment. The measure of segment net loss reviewed by the Company’s chief operating decision maker does not include items such as impairment related charges, income taxes, extraordinary items and accounting changes, which are reflected as other reconciling items in the following tables.

Three Months Ended September 30, 2002

				Reconciling Items

	Core	Emerging	Total Segments	Dispositions	Corporate	Other		Consolidated Results

Selected Data:				(in thousands)
Revenues	$31,469	$133	$31,602	$—	$—	$—		$31,602
Cost of revenue	$(18,748)	$(103)	$(18,851)	$—	$—	$—		$(18,851)
Selling, general and administrative	$(16,331)	$(356)	$(16,687)	$—	$(4,514)	$—		$(21,201)
Amortization of goodwill and other intangibles	$(2,639)	$—	$(2,639)	$—	$—	$—		$(2,639)
Equity loss - share of losses	$(4,992)	$(2,102)	$(7,094)	$(64)	$—	$—		$(7,158)
Net income (loss)	$(24,739)	$(2,426)	$(27,165)	$(64)	$(9,428)	$49,486	*	$12,829
Assets	$240,433	$39,285	$279,718	$—	$126,470	$—		$406,188
Capital expenditures	$(520)	$—	$(520)	$—	$—	$—		$(520)

Three Months Ended September 30, 2001 (as adjusted)

				Reconciling Items

	Core	Emerging	Total Segments	Dispositions	Corporate	Other		Consolidated Results

Selected Data:				(in thousands)
Revenues	$30,733	$612	$31,345	$4,245	$—	$(165)		$35,425
Cost of revenue	$(14,453)	$(429)	$(14,882)	$(2,922)	$—	$—		$(17,804)
Selling, general and administrative	$(29,277)	$(2,590)	$(31,867)	$(12,446)	$(7,954)	$165		$(52,102)
Amortization of goodwill and other intangibles	$(19,885)	$(283)	$(20,168)	$(781)	$—	$—		$(20,949)
Equity loss - share of losses	$(98,458)	$(9,392)	$(107,850)	$(21,189)	$—	$—		$(129,039)
Equity loss - goodwill amortization	$(10,605)	$(6,583)	$(17,188)	$(4,086)	$—	$—		$(21,274)
Net loss	$(152,130)	$(17,213)	$(169,343)	$(48,441)	$(30,993)	$11,169	*	$(237,608)
Assets	$411,391	$70,355	$481,746	$38,900	$335,728	$—		$856,374
Capital expenditures	$(81)	$59	$(22)	$(166)	$(780)	$—		$(968)

    * Other reconciling items to net income (loss) are as follows:

	Three Months Ended
	September 30,

	2002	2001

Impairment related and other	$—	$(10,693)
Gain on debt extinguishment	48,196	—
Minority interest	4,580	24,606
Other	(3,290)	(2,744)

	$49,486	$11,169

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. Segment Information (Continued)

Nine Months Ended September 30, 2002

				Reconciling Items

	Core	Emerging	Total Segments	Dispositions	Corporate	Other		Consolidated Results

Selected Data:				(in thousands)
Revenues	$89,463	$349	$89,812	$—	$—	$(14)		$89,798
Cost of revenue	$(59,210)	$(313)	$(59,523)	$—	$—	$—		$(59,523)
Selling, general and administrative	$(55,773)	$(1,019)	$(56,792)	$—	$(15,237)	$14		$(72,015)
Amortization of goodwill and other intangibles	$(11,333)	$—	$(11,333)	$—	$—	$—		$(11,333)
Equity loss - share of losses	$(35,324)	$(14,496)	$(49,820)	$(3,119)	$—	$—		$(52,939)
Net loss	$(114,339)	$(15,471)	$(129,810)	$(3,119)	$(37,570)	$108,541	*	$(61,958)
Assets	$240,433	$39,285	$279,718	$—	$126,470	$—		$406,188
Capital expenditures	$(1,328)	$—	$(1,328)	$—	$21	$—		$(1,307)

Nine Months Ended September 30, 2001 (as adjusted)

				Reconciling Items

	Core	Emerging	Total Segments	Dispositions	Corporate	Other		Consolidated Results

Selected Data:				(in thousands)
Revenues	$62,927	$1,464	$64,391	$22,855	$—	$(1,044)		$86,202
Cost of revenue	$(48,538)	$(948)	$(49,486)	$(20,888)	$—	$—		$(70,374)
Selling, general and administrative	$(77,530)	$(12,157)	$(89,687)	$(71,365)	$(31,868)	$796		$(192,124)
Amortization of goodwill and other intangibles	$(53,691)	$(7,485)	$(61,176)	$(69,004)	$—	$—		$(130,180)
Equity loss - share of losses	$(254,971)	$(30,976)	$(285,947)	$(130,715)	$—	$—		$(416,662)
Equity loss - goodwill amortization	$(86,154)	$(21,653)	$(107,807)	$(22,416)	$—	$—		$(130,223)
Net loss	$(514,570)	$(96,843)	$(611,413)	$(310,820)	$(91,371)	$(1,284,515	)*	$(2,298,119)
Assets	$411,391	$70,355	$481,746	$38,900	$335,728	$—		$856,374
Capital expenditures	$(4,668)	$(60)	$(4,728)	$(4,388)	$(1,000)	$—		$(10,116)

    * Other reconciling items to net loss are as follows:

	Nine Months Ended
	September 30,

	2002	2001
Impairment related and other	$(19,403)	$(1,269,369)
Gain on debt extinguishment	111,423	—
Income taxes	—	(26,151)
Minority interest	20,645	118,596
Cumulative effect of change in accounting principle	—	(7,886)
Other	(4,124)	(99,705)

	$108,541	$(1,284,515)

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. Parent Company Financial Information

Parent Company financial information is provided to present the financial position and results of operations of the Company as if the Partner Companies accounted for under the consolidation method of accounting were accounted for under the equity method of accounting for all applicable periods presented. The Company’s share of the consolidated Partner Companies’ losses is included in “Equity loss” in the Parent Company Statements of Operations for all periods presented based on the Company’s ownership percentage in each period. The carrying value of the consolidated companies as of September 30, 2002 and December 31, 2001 is included in “Ownership interests in and advances to Partner Companies” in the Parent Company Balance Sheets.

Parent Company Balance Sheets

	As of September 30,	As of December 31,
	2002	2001

	(Unaudited)	(as adjusted)
	(in thousands)
ASSETS
Current assets	$111,289	$238,402
Ownership interests in and advances to Partner Companies	167,993	236,832
Available-for-sale securities and other	15,181	37,916

Total assets	$294,463	$513,150

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities	$32,349	$32,352
Non-current liabilities	283,114	446,061
Stockholders’ equity (deficit)	(21,000)	34,737

Total liabilities and stockholders’ equity (deficit)	$294,463	$513,150

Parent Company Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

		(as adjusted)		(as adjusted)
	(Unaudited)
	(in thousands)
Revenue	$—	$—	$—	$—
Operating expenses
General and administrative	4,514	7,954	15,237	31,868
Stock-based compensation	1,227	4,093	5,540	11,421
Impairment related and other	—	11,959	1,499	794,766
Research and development	—	—	—	—

Total operating expenses	5,741	24,006	22,276	838,055

	(5,741)	(24,006)	(22,276)	(838,055)
Other income (loss), net	44,906	(17,833)	97,388	(171,418)
Interest income (expense), net	(3,687)	(6,987)	(15,294)	(18,779)

Income (loss) before income taxes and equity loss	35,478	(48,826)	59,818	(1,028,252)
Income taxes	—	8,291	—	(17,860)
Equity loss	(22,649)	(197,073)	(121,776)	(1,244,121)

Net income (loss) before cumulative effect of change in accounting principle	12,829	(237,608)	(61,958)	(2,290,233)
Cumulative effect of change in accounting principle	—	—	—	(7,886)

Net income (loss)	$12,829	$(237,608)	$(61,958)	$(2,298,119)

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. Parent Company Financial Information (Continued)

Other Income (Loss), net

Other income (loss), net consists of the effect of transactions and other events incidental to the Company’s ownership interests in its Partner Companies and its operations in general.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

	(Unaudited)
	(in thousands)
Gain on Debt Extinquishment (Note 8)	$48,196	$—	$111,423	$—
Partner Company Impairment Charges (Note 2)	—	(6,798)	(9,911)	(63,422)
Loss on Partner Company Warrants (Note 4)	—	(7,238)	(681)	(56,702)
Sales/Dispositions of Ownership interests in Partner Companies	2,519	(4,761)	4,308	1,510
Realized losses on available-for-sale securities	(6,600)	(973)	(7,665)	(39,734)
Loss on transfer of Onvia.com from available-for-sale	—	—	—	(27,434)
Other	791	1,937	(86)	14,364

	$44,906	$(17,833)	$97,388	$(171,418)

During the three and nine months ended September 30, 2002 and 2001, the Company sold its ownership interests in various Partner Companies in exchange for cash. Sales of Partner Company interests resulted in a gain of $2.5 million and $4.3 million for the three and nine months ended September 30, 2002, respectively, principally related to sales of TeamOn Systems, Inc., CL Liquidation, Inc. (f/k/a CourtLink Corporation) and a dividend distribution from Onvia.com. Sales of Partner Company interests resulted in a loss of $4.8 million and a gain of $1.5 million for the three and nine months ended September 30, 2001, respectively, principally related to sales of Internet Healthcare Group L.L.C., buy.co.uk Limited and CentriMed.com, Inc.

During the three and nine months ended September 30, 2002, the Company recorded losses to reflect the other-than-temporary decline in market value of it holdings in divine, Inc. and i2. During the three and nine months ended September 30, 2001, the Company recorded net losses principally to reflect the other-than-temporary decline in the market value of its available-for-sale securities and the sales of its holdings of common stock in Ariba and Broadbase Software, Inc.

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forwardlooking statements as a result of certain factors, including those set forth elsewhere in this report and the risks discussed in our other SEC filings.

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

Impairment Charges

Effective January 1, 2002, we adopted certain provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Upon adoption of SFAS No. 142, we reassessed the useful lives and residual values of all intangible assets acquired in purchase business combinations. Our intangible assets having indefinite useful lives were tested for impairment in accordance with SFAS No. 142 in the first quarter of 2002. The goodwill related to our consolidated and equity method partner companies, which had been amortized over a three-year period, will no longer be subject to amortization. Goodwill related to our consolidated partner companies was evaluated for impairment under SFAS No. 142 in the second quarter of 2002, which indicated the Company’s goodwill is not impaired. Goodwill associated with our equity method partner companies will continue to be assessed for impairment under the provisions of APB Opinion No. 18, “Equity Method Investments”.

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

Revenues

     Our revenues are the combination of the revenues of all of our consolidated partner companies. These revenues are derived from software license sales, product sales where our consolidated partner companies act as a principal or an agent, and a wide variety of service arrangements. The recognition of revenue requires various subjective estimates depending on arrangements with our consolidated partner companies customers. These estimates include estimated costs of service arrangements, expected customers lives over which certain revenues have been allocated, probability of collections and estimates of returns and allowances.

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

     Equity Method. Partner companies whose results we do not consolidate, but over whom we exercise significant influence, are generally accounted for under the equity method of accounting. Whether or not we exercise significant influence with respect to a partner company depends on an evaluation of several factors including, among others, representation on the partner company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the partner company, including voting rights associated with our holdings in common, preferred and other convertible instruments in the partner company. Under the equity method of accounting, a partner company’s accounts are not reflected within our Consolidated Statements of Operations; however, our share of the earnings or losses of the partner company is reflected in the caption “Equity loss - share of partner company losses” in our Consolidated Statements of Operations.

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

     As of September 30, 2002 we owned interests in 41 partner companies which are categorized below based on segment and method of accounting.

CORE PARTNER COMPANIES (%VOTING INTEREST)

Consolidated	Equity	Cost

CommerceQuest (80%)	BuyMedia (40%)	Blackboard (15%)
Delphion (33%)	CreditTrade (30%)
eCredit (99.9%)	eMerge Interactive (18%)
ICG Commerce (56%)	FreeBorders (55%)
Logistics.com (97%)	GoIndustry (31%)
OneCoast (97%)	Investor Force (38%)
iSky (25%)
Jamcracker (21%)
LinkShare (40%)
Syncra Systems (31%)
Universal Access (22%)
Verticalnet (22%)

EMERGING PARTNER COMPANIES (%VOTING INTEREST)

Consolidated	Equity	Cost

Captive Capital (54%)	Agribuys (32%)	Anthem (9%)
	ComputerJobs.com (46%)	Arbinet (3%)
	Co-nect (39%)	Citadon (2%)
	Emptoris (24%)	ClearCommerce (12%)
	inreon (20%)	Entegrity Solutions (5%)
	Internet Commerce Systems (44%)	FuelSpot (9%)
	Mobility Technologies (25%)	Persona (8%)
	OnMedica (33%)	Surgency (21%)
	Onvia.com (22%)	Tibersoft (15%)
Sourceree (39%)
StarCite (20%)
Texyard (33%)

For the Three and Nine Months Ended September 30, 2002 and 2001

Results of Operations - Core Companies

     The following presentation of our Results of Operations - Core companies includes the results of our consolidated Core partner companies and our share of the losses of our equity method Core partner companies, which are reflected in the caption “Equity loss-share of losses.”

	Core Segment Results
	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Selected Data:		(as adjusted)		(as adjusted)
	(in thousands)		(in thousands)
Revenue	$31,469	$30,733	$89,463	$62,927
Cost of revenue	$(18,748)	$(14,453)	$(59,210)	$(48,538)
Selling, general and administrative	$(16,331)	$(29,277)	$(55,773)	$(77,530)
Amortization of goodwill and other intangibles	$(2,639)	$(19,885)	$(11,333)	$(53,691)
Equity loss—share of losses	$(4,992)	$(98,458)	$(35,324)	$(254,971)
Equity loss—goodwill and other intangibles amortization	$—	$(10,605)	$—	$(86,154)

     Revenues

     Revenue from Consolidated Core companies was $31.5 million and $89.5 million for the three and nine months ended September 30, 2002, respectively, versus $30.7 million and $62.9 million for the corresponding 2001 periods. As a result of our acquisition of a majority ownership position in eCredit, revenue increased $1.4 million for the three month period of 2002 versus 2001. As a result of our acquisitions of majority ownership positions in CommerceQuest, eCredit, Logistics.com and OneCoast, Core revenue increased $35.9 million for the nine month periods of 2002 versus 2001. ICG Commerce, CommerceQuest, Logistics, OneCoast and Delphion increased revenue $1.2 million and $4.5 million due to increases in customer bases and increased activity of existing customers for the three and nine month periods of 2002, respectively, versus 2001. These increases were also offset by decreases of $1.8 million and $13.8 million for the three and nine months ended September 30, 2002, respectively, due to the deconsolidation of AssetTRADE during the fourth quarter of 2001.

     Cost of revenue and selling, general and administrative

     Cost of revenue represents costs of providing our services as well as costs of products sold in an exchange business where we acted as a principal. Selling, general and administrative costs relate to promotion of our products and services as well as administrative support and facility expenses. Cost of revenue and selling, general and administrative for Core companies was $35.1 million and $115.0 million for the three and nine months ended September 30, 2002, respectively, versus $43.8 million and $126.0 million for the corresponding 2001 periods. As a result of our acquisition of a majority ownership position in eCredit, these expenses increased $1.9 million for the three month period of 2002 versus 2001. These operating expenses have increased for the nine months ended September 30, 2002 versus the corresponding 2001 period by approximately $50.0 million due to our acquisition of majority ownership positions in CommerceQuest, eCredit, Logistics.com and OneCoast. These increases were offset by a $4.8 million and $23.8 million, respectively, decrease due to the deconsolidation of AssetTRADE.

     In addition, those costs attributable to ICG Commerce, CommerceQuest, Logistics, OneCoast and Delphion decreased by approximately $5.8 million and $37.2 million for the three and nine months ended September 30, 2002, respectively, versus the corresponding 2001 periods as a result of restructuring and other cost savings at these companies.

     Amortization of goodwill and other intangibles

     Amortization of goodwill and other intangibles related to Core companies was $2.6 million and $11.3 million for the three and nine months ended September 30, 2002, respectively, versus $19.9 million and $53.7 million for the corresponding 2001 periods. Amortization for the three and nine months ended September 30, 2001 primarily related to goodwill which was previously amortized over a three-year period. Effective January 1, 2002, we adopted the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets.” Upon adoption of SFAS No. 142, goodwill amortization ceased. Amortization for the three and nine months ended September 30, 2002 relates primarily to certain identified intangible assets acquired as the result of our majority acquisition of eCredit, CommerceQuest, Logistics.com and OneCoast as well as acquisition of an additional interest in an ICG Commerce. The intangible assets, which primarily include customer bases and technology, will be amortized over a period of three to eight years.

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

     Our equity loss-share of partner company losses related to our Core companies was $5.0 million and $35.3 million for the three and nine months ended September 30, 2002, respectively, versus $98.5 million and $255.0 million for the corresponding 2001 periods. Approximately $82.0 million and $172.0 million, respectively, of this decrease is due to our recording our share of Verticalnet, Universal Access and eMerge Interactive losses for the three and nine months ended September 30, 2001, which included significant impairment and restructuring charges, versus the 2002 periods. In addition, equity loss decreased $6.7 million and $26.8 million as a result of CommerceQuest, eCredit, Logistics.com and OneCoast becoming consolidated companies during 2001. The remainder of the decrease is due to decreased losses at a majority of our Core equity method partner companies resulting from increased revenue and reduced cost structures.

     Our carrying value in certain equity method partner companies has been reduced to or is approaching zero. When our carrying value reaches zero, we do not record our share of these company’s losses until such time as our share of income equals the unrecorded losses or the partner companies’ equity transactions result in an adjustment of our carrying value. Of those companies which had a zero carrying value at December 31, 2001, Verticalnet has had the largest impact on our past results. As a result of our share of Verticalnet’s results for the three and nine months ended September 30, 2002, our carrying value in Verticalnet is zero. Our partner companies with a carrying value at or approaching zero may continue to incur losses in 2002 which may not have a further impact on our 2002 results.

     “Equity loss - goodwill and other intangibles amortization” related to Core companies was $10.6 million and $86.2 million for the three and nine months ended September 30, 2001. As a result of our adoption of SFAS No. 142, goodwill amortization ceased effective January 1, 2002.

Results of Operations - Emerging Companies

     The following presentation of our Results of Operations - Emerging Companies includes the results of our consolidated Emerging partner companies and our share of the losses of our equity method Emerging partner companies, which are reflected in the caption “Equity loss-share of losses.”

	Emerging Segment Results
	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Selected data:		(as adjusted)		(as adjusted)
	(in thousands)		(in thousands)
Revenue	$133	$612	$349	$1,464
Cost of revenue	$(103)	$(429)	$(313)	$(948)
Selling, general and administrative	$(356)	$(2,590)	$(1,019)	$(12,157)
Amortization of goodwill and other intangibles	$—	$(283)	$—	$(7,485)
Equity loss - share of losses	$(2,102)	$(9,392)	$(14,496)	$(30,976)
Equity loss - goodwill and other intangibles amortization	$—	$(6,583)	$—	$(21,653)

     Revenue, cost of revenue and selling, general and administrative

     Our consolidated Emerging companies have generated negligible revenues to date. Cost of revenue represents the costs of providing our services. Selling, general and administrative costs relate to promotion of our products and services as well as administrative support and facility expenses. The operating expenses for the three and nine months ended September 30, 2002 were $0.5 million and $1.3 million versus $3.0 million and $13.1 million for the corresponding 2001 periods. This decrease was primarily due to the deconsolidation of Emptoris and OnMedica.

     Equity Loss

     Our equity loss-share of partner company losses related to our Emerging companies was $2.1 million and $14.5 million for the three and nine months ended September 30, 2002, respectively, versus $9.4 million and $31.0 million for the corresponding 2001 periods. The decreases are principally the result of reduced operating losses and carrying values being reduced to zero.

     “Equity loss - goodwill and other intangibles amortization” related to Emerging companies was $6.6 million and $21.7 million for the three and nine months ended September 30, 2001. As a result of the adoption of SFAS No. 142, goodwill amortization ceased effective January 1, 2002.

     Corporate Operating Expenses

	Corporate Operating Expenses
	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Selected Data:		(as adjusted)		(as adjusted)
	(in thousands)		(in thousands)
General and Administrative	$(4,514)	$(7,954)	$(15,237)	$(31,868)
Stock-based compensation	(1,227)	(4,093)	(5,540)	(11,421)
Impairment related and other	—	(11,959)	(1,499)	(29,303)
Interest income (expense), net	(3,687)	(6,987)	(15,294)	(18,779)

Total corporate operating expenses	$(9,428)	$(30,993)	$(37,570)	$(91,371)

     General and Administrative

     Our general and administrative costs consist primarily of employee compensation, facilities, outside services such as legal, accounting and consulting, and travel-related costs. General and administrative expenses were $4.5 million and $15.2 million for the three months and nine months ended September 30, 2002, respectively, versus $8.0 million and $31.9 million in the corresponding 2001 periods. The decrease is the result of the restructuring of our operations. See the subsection “Restructuring” below.

     Stock-Based Compensation

     Stock based compensation for the three and nine months ended September 30, 2002, was $1.2 million and $5.5 million, respectively, versus $4.1 million and $11.4 million for the corresponding 2001 periods. The decreases are principally the result of more restricted stock and options granted below fair value in 1999 being subject to vesting in 2001 versus 2002. Aggregate deferred compensation will be amortized over the remaining vesting periods for stock options or the lapse of restrictions in the case of restricted stock.

     Restructuring (Impairment Related and Other)

     During 2002 and 2001, we restructured our operations to better align our general and administrative expenses with the reduction in the number of our partner companies. The restructuring resulted in charges of nil and $1.5 million for the three and nine months ended September 30, 2002 versus $12.0 million and $29.3 million for the corresponding 2001 periods. These charges are included in “Impairment related and other” in the Consolidated Statements of Operations (See Note 9 to our Consolidated Financial Statements.)

     Interest Income (Expense), net

     The decrease in interest expense, net for the 2002 periods versus the corresponding 2001 periods is the result of a decrease in interest expense related to our convertible subordinated notes resulting from extinguishments of principal amount in November 2001 and the nine months ended September 30, 2002 offset partially by a decrease in interest income due to the decrease in the average balance of cash and cash equivalents.

Other Items

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Impairment related and other	$—	$(10,693)	$(19,403)	$(1,269,369)
Gain on debt extinguishment	48,196	—	111,423	—
Income taxes	—	—	—	(26,151)
Minority interest	4,580	24,606	20,645	118,596
Cumulative effect of change in accounting principle	—	—	—	(7,886)
Other	(3,290)	(2,744)	(4,124)	(99,705)

	$49,486	$11,169	$108,541	$(1,284,515)

     Impairment Charges

     We operate in an industry that is rapidly evolving and extremely competitive. Many internet-based businesses, including some with B2B business models, have experienced difficulty in raising additional capital necessary to fund operating losses and continued investments that their management teams believe are necessary to sustain operations. Valuations of public companies operating in the internet B2B e-commerce sector declined significantly during 2001 and 2002. In 1999 and 2000, we announced several significant acquisitions that were financed principally with shares of our common stock and, based on the price of the common stock at that time, were valued in excess of $1 billion. Based on our periodic review of our partner company holdings, impairment charges of $19.4 million were recorded during the nine months ended September 30, 2002 and $10.7 million and $1.3 billion during the three and nine months ended September 30, 2001, respectively, to write off certain partner company holdings. (See Note 2 to our Consolidated Financial Statements).

     Income Taxes

     Our deferred tax asset before valuation allowance of $677.0 million at September 30, 2002 consists primarily of $435.0 million related to the carrying value of our partner companies, capital loss carryforwards of approximately $141 million and net operating loss carryforwards of approximately $80 million. (See Note 5 to our Consolidated Financial Statements).

     Gain on Debt Extinguishment and Other

     See additional information in Notes 8 and 11 to our Consolidated Financial Statements.

Liquidity and Capital Resources

     As of September 30, 2002, we had $99.6 million in cash, cash equivalents and short-term investments, $9.9 million in available-for-sale securities, principally shares in divine, Inc. and i2 and $8.3 million in restricted cash for total liquidity of $117.8 million. In addition, our consolidated partner companies had cash, cash equivalents, restricted cash and short-term investments of $18.3 million. Consolidated working capital decreased to $46.8 million at September 30, 2002 compared to $182.0 million at December 31, 2001, primarily as a result of net cash outflows from operations, repurchase of convertible notes and fundings we made to partner companies during the nine months ended September 30, 2002.

     Net cash used in operating activities was approximately $82.2 million for the nine months ended September 30, 2002 compared to $254.3 million during the same prior year period. The decrease is primarily the result of the decreased losses at our consolidated partner companies.

     Net cash provided by investing activities during the nine months ended September 30, 2002 was $3.6 million versus $40.2 million during the comparable 2001 period. The decrease is primarily due to reduced acquisitions of ownership interests in 2002 versus 2001, and reduced proceeds from partner company dispositions and sales of available-for-sale securities.

     Net cash used in financing activities was approximately $55.9 million for the nine months ended September 30, 2002 versus net cash provided by financing activities of $41.0 million during the same prior year period. The increase in cash used is principally the result of $48.8 million being used to repurchase $162.9 million of principal amount of our Convertible Notes during the nine months ended September 30, 2002.

     Existing cash, cash equivalents and short-term investments, proceeds from the issuance of debt and equity securities of our consolidated partner companies to third parties, proceeds from the potential sales of all or a portion of our available-for-sale securities or minority interests in certain partner companies, and other internal sources of cash flow are expected to be sufficient to fund our cash requirements through the next twelve months, including commitments to existing partner companies, debt obligations and general operations requirements. At September 30, 2002, we were obligated for $30.4 million of funding/guarantee commitments to existing partner companies and other partner company related commitments. If a certain consolidated partner company achieves a fair market value in excess of $1.0 billion, we will be obligated to pay, in cash or stock at our option, 4% of the partner company’s fair market value in excess of $1.0 billion, up to $70 million to a venture capital firm. We, a significant stockholder and two of our executive officers are limited partners of this venture capital firm. This contingent obligation will expire on the earlier to occur of May 31, 2005 or an unaffiliated company sale, if the valuation milestone is not achieved. Currently, the fair market value of this partner company is well below $1.0 billion. We will continue to evaluate acquisition opportunities and may acquire additional ownership interests in new and existing partner companies in the next twelve months; however, such acquisitions will be made at our discretion. If we elect to make additional acquisitions, it may become necessary for us to raise additional funds. We may not be able to raise additional capital and failure to do so could have a material adverse effect on our business. If additional funds are raised through the issuance of equity securities, our existing stockholders may experience significant dilution.

     On September 30, 2002, we entered the loan agreement with Comerica Bank providing for issuance of up to $20 million of letters of credit subject to a cash-secured borrowing base as defined by the Loan Agreement. See Note 8 of the Notes to Consolidated Financial Statements.

     On October 23, 2002, we announced that Manhattan Associates signed a letter of intent to purchase the assets of Logistics.com, one of our consolidated partner companies, for the anticipated purchase price of approximately $20 million. Manhattan Associates and Logistics.com are negotiating the terms of a definitive agreement. Closing of the transaction is contingent upon execution of a definitive agreement and the fulfillment of the closing conditions to be contained therein. The parties expect the transaction to close by the end of the year. If the transaction is consummated on the terms set out in the letter of intent, we expect that the net proceeds to us will be approximately $12 million, after repayment of certain outstanding debt and other costs and obligations, and that the transaction will not result in a material gain or loss. There can be no assurance that the parties will execute a definitive agreement, that the conditions to closing will be met or that the transaction will occur.

     We and our consolidated subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. We do not expect the ultimate liability with respect to these actions will materially affect our financial position or cash flows.

Risk Factors

     Forward-looking statements made with respect to our financial condition and results of operations and business in this report and those made from time to time by us through our senior management are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on our current expectations and projections about future events but are subject to known and unknown risks, uncertainties and assumptions about us and our partner companies that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements.

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

     The United States economy has been weakened by, among other things, a recession, the terrorist attacks of September 11, 2001 and the response of the United States to such attacks, and the threat of increased hostilities in the Middle East that may involve the United States armed forces. These matters, and potential future terrorist attacks or hostilities or economic deterioration, could continue to result in further weakness in the United States economy, which could negatively affect our business.

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

     Companies listed on the Nasdaq SmallCap Market are required to maintain a minimum bid price of $1.00 per share. When we transferred from the Nasdaq National Market to the Nasdaq SmallCap Market we were granted a grace period of up to October 22, 2002 to regain compliance with the minimum $1.00 bid price per share requirement. On October 23, 2002 we received a letter from Nasdaq informing us that although we did not regain compliance during such grace period we would be provided with an additional 180 calendar days to regain compliance since we met the initial listing requirements for the Nasdaq SmallCap Market. Accordingly, while we are not currently in compliance with the minimum bid price requirement, we have until April 21, 2003 to regain compliance. In order to regain compliance with the minimum bid price requirement the bid price of our common stock must close at $1.00 per share or more for a minimum of ten consecutive trading days before April 21, 2003. There can be no assurance that we will achieve compliance with the $1.00 per share minimum bid price or that we will continue to satisfy all of the listing requirements of the Nasdaq SmallCap Market. In the event that we do not qualify for listing on the Nasdaq SmallCap Market, sales of our common stock would likely be conducted only in the over-the-counter market. This may have a negative impact on the price and liquidity of our common stock and investors could find it more difficult to purchase or dispose of, or to obtain accurate quotations as to the market value of, our common stock.

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

     Of our $406.2 million in total assets as of September 30, 2002, $94.9 million, or 23%, consisted of ownership interests in our partner companies. The carrying value of our partner company ownership interests includes our original acquisition cost, the effect of accounting for certain of our partner companies under the equity method of accounting, the effect of adjustments to our carrying value resulting from certain issuances of equity securities by our partner companies, and the effect of impairment charges recorded for the decrease in value of certain partner companies. The carrying value of our partner companies will be impaired and decrease if one or more of our partner companies do not succeed. The carrying value of our partner companies is not marked to market; therefore, a decline in the market value of one of our publicly traded partner companies may impact our financial position by not more than the carrying value of the partner company. However, this decline would likely affect the price of our common stock. For example, our stakes in our publicly traded partner companies, Verticalnet, eMerge Interactive, Onvia.com, and Universal Access, were valued at approximately $12.9 million in the aggregate as of September 30, 2002. A decline in the market value of Verticalnet, eMerge Interactive, Onvia.com, and Universal Access will likely cause a decline in the price of our common stock.

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

     In December 1999, we issued convertible subordinated notes that bear interest at an annual rate of 5.5% and mature in December 2004. As of September 30, 2002, $283 million face value of these notes was outstanding. We may be unable to repay this long-term debt when it matures. If we are unable to satisfy this obligation, substantial liquidity problems could result.

If public and private capital markets are not favorable for the B2B sector we may not be able to execute on our strategy.

     Our strategy involves creating value for our stockholders by building leading B2B e-commerce companies. Our success depends on the acceptance by the public and private capital markets of B2B companies in general, including initial public offerings of those companies. The B2B market has experienced significant volatility recently and the market for initial public offerings of B2B e-commerce companies has been extremely weak since 2000. If these conditions continue, we may not be able to create stockholder value by taking our partner companies public. In addition, reduced market interest in B2B e-commerce companies may reduce the market value of our publicly traded partner companies.

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

     We believe that our success will depend on continued employment by us and our partner companies of executive officers and key personnel, as well as on our and our partner companies’ ability to attract additional qualified personnel. If one or more members of our executive officers or key personnel, or our partner companies’ executive offices or key personnel were unable or unwilling to continue in their present positions, or if we or our partner companies were unable to hire qualified personnel, our business and operations could be disrupted and our operating results and financial condition could be seriously harmed.

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

     We operate in an industry that is rapidly evolving and extremely competitive. Many internet-based businesses, including some with B2B business models, have experienced difficulty in raising additional capital necessary to fund operating losses and continue investments that their management teams believe are necessary to sustain operations. Valuations of public companies operating in the internet B2B e-commerce sector declined significantly during 2000 and 2001. In the first quarter of 2000 we announced several significant acquisitions that were financed principally with shares of our stock and based on the price of our stock at that time, were valued in excess of $1 billion. Based on our periodic review of our partner company holdings, including those valued during 2001, impairment charges of $1.3 billion were recorded to write off certain partner company holdings during the year ended December 31, 2001 and $19.4 million during the nine months ended September 30, 2002. It is reasonably possible that our accounting estimates with respect to the useful life and ultimate recoverability of our carrying basis including goodwill in other partner companies could change in the near term and that the effect of such changes on the financial statements could be material. At September 30, 2002, the recorded amount of carrying basis including goodwill is not impaired, although we cannot assure that our future results will confirm this assessment, that a significant write-down or write-off of partner company carrying basis including goodwill will not be required in the future, or that a significant loss will not be recorded in the future upon the sale of a partner company.

We may compete with some of our stockholders and partner companies, and our partner companies may compete with each other, which could deter companies from partnering with us and may limit future business opportunities ..

     We may compete with some of our stockholders and partner companies for internet-related opportunities. As of September 30, 2002, Safeguard Scientifics, Inc. (“Safeguard”) owns 12.9% of our outstanding common stock and may compete with us to acquire interests in B2B e-commerce companies. The Chairman of Safeguard’s Board of Directors and Safeguard’s former Chairman and CEO are currently members of our board of directors. This may give them access to our business plan and knowledge about potential transactions. In addition, we may compete with our partner companies to acquire interests in B2B e-commerce companies, and our partner companies may compete with each other for B2B e-commerce opportunities. This competition, and the complications posed by the designated directors, may deter companies from partnering with us and may limit our business opportunities.

Our partner companies could make business decisions that are not in our best interests or that we do not agree with, which could impair the value of our partner company interests.

     Although we generally seek a significant equity interest and participation in the management of our Core partner companies, we may not be able to control significant business decisions of our Core partner companies. In addition, although we currently own a controlling interest in many of our Core partner companies, we may not maintain this controlling interest. Interests in partner companies in which we lack control or share control involve additional risks that could cause the performance of our interest and our operating results to suffer, including the management of a partner company having economic or business interests or objectives that are different than ours and partner companies not taking our advice with respect to the financial or operating difficulties that they may encounter.

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

     As of September 30, 2002, we had $23.8 million in long-term debt (including the current portion thereof) and as of September 30, 2002, $283 million in outstanding convertible subordinated notes. This indebtedness may:

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

     We have been dependent on the capital markets for access to funds for acquisitions, operations and other purposes. While we attempt to operate our business in such a manner as to be independent from the capital markets, there is no assurance that we will be successful in doing so. Our partner companies are also dependent on the capital markets to raise capital for their own purposes. Since early 2000, the market for internet-related companies and initial public offerings has weakened dramatically. If this weakness continues for an extended period of time, our ability and the ability of our partner companies to grow and access the capital markets, if necessary, will be impaired, which would require us to take other actions, such as borrowing money on terms that may be unfavorable to us, or divesting of interests in our partner companies to raise capital.

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

Even if a number of our partner companies achieve profitability, we may not be able to extract cash from such companies, which could have a negative impact on our operations.

     One of our goals is to help our partner companies achieve profitability. Even if a number of our partner companies do meet such goal, we may not be able to access cash generated by such partner companies to fund our own operations, which could have a negative impact on our operations.

When we divest partner company interests, we may be unable to obtain maximum value for such interests.

     We focus our capital and human resources on those partner companies that we believe present the greatest long-term stockholder value. We may divest our interests in those partner companies that do not fit this criteria or in other partner companies that we believe are no longer core to our strategy. We may also divest of our interests in other partner companies to generate cash or for strategic reasons. When we divest all or part of an interest in a partner company, we may not receive maximum value for this position. For partner companies with publicly-traded stock, we may be unable to sell our interest at then-quoted market prices. Furthermore, for those partner companies that do not have publicly-traded stock, the realizable value of our interests may ultimately prove to be lower than the carrying value currently reflected in our consolidated financial statements. We continually evaluate the carrying value of our ownership interests in and advances to each of our partner companies for possible impairment based on achievement of business plan objectives and milestones, the value of each ownership interest in the partner company relative to carrying value, the financial condition and prospects of the partner company, and other relevant factors. If we are unable to raise capital from other sources we may be forced to sell our stakes in partner companies at unfavorable prices in order to sustain our operations. Additionally, we may be unable to find buyers for certain of our assets, which could adversely affect our business.

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

Due to our decision to allocate the majority of our resources to the partner companies we believe present the greatest long-term stockholder value, our ability to provide support to our other partner companies will be limited.

     We allocate our resources to focus on those partner companies that we believe present the greatest long-term stockholder value. As a result of our allocation of resources, we will not allocate capital to all of our existing partner companies. Our decision to not provide additional capital support to some of our partner companies could have a material adverse impact on the operations of such partner companies.

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

     Provisions of our certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. Our certificate of incorporation provides that our board of directors may issue preferred stock without stockholder approval and also provides for a staggered board of directors. We are subject to the provisions of Section 203 of the Delaware General Corporation Law, which restricts certain business combinations with interested stockholders. Additionally, we have a Rights Agreement which has the effect of discouraging any person or group from beneficially owning more than 15% of our outstanding common stock unless our board has amended the plan or redeemed the rights. The combination of these provisions may inhibit a non-negotiated merger or other business combination.

In August 2003 members of management may sell shares of the Company’s common stock in connection with the vesting of restricted stock grants, which could have a negative effect on the price of the Company’s common stock.

     Members of our management have been granted shares of restricted stock that vest in August 2003. We believe that individuals are likely to sell shares of the Company’s common stock to cover tax liabilities associated with the vesting, and they may sell additional vested shares. Such sales could have a negative effect on the stock price.

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

     Verticalnet, eMerge Interactive, Onvia.com, and Universal Access are our publicly-traded partner companies. The price of their common stock has been highly volatile. On February 16, 1999, Verticalnet completed its initial public offering at a price of $40.00 per share and its common stock has since traded as high as $1,483.80 per share and as low as $0.55, adjusted for two subsequent two for one stock splits and a one for ten reverse stock split. On February 8, 2000, eMerge Interactive completed its initial public offering at a price of $15.00 per share and its common stock has traded as high as $68.00 per share and as low as $0.15. On March 1, 2000, Onvia.com completed its initial public offering at a price of $210.00 per share and its common stock has traded as high as $780.00 per share and as low as $1.70 per share adjusted for a one for ten reverse stock split. On March 17, 2000, Universal Access completed its initial public offering at a price of $14.00 per share and its common stock has traded as high as $63.00 per share and as low as $0.12. The market value of our holdings in these partner companies changes with these fluctuations. Based on the closing price of Verticalnet’s common stock on November 9, 2002 of $1.10, our holdings in Verticalnet had a market value of $3.2 million. Based on the closing price of eMerge Interactive’s common stock on November 9, 2002 of $0.34, our holdings in eMerge Interactive had a market value of $2.4 million. Based on the closing price on Onvia.com’s common stock on November 9, 2002 of $1.74, our holdings in Onvia.com had a market value of $3.0 million. Based on the closing price of Universal Access’ common stock on November 9, 2002 of $0.27, our holdings in Universal Access had a market value of $5.8 million. Fluctuations in the price of Verticalnet’s, eMerge Interactive’s, Onvia.com’s, and Universal Access’ and other future publicly traded partner companies’ common stock are likely to affect the price of our common stock.

     Verticalnet’s results of operations, and accordingly the price of its common stock, may be adversely affected by the risk factors disclosed in its SEC filings, including the following factors:

•	potential inability to sustain operations past March 31, 2003 and exploration of alternatives that include a sale of all or part of its business or a reorganization or liquidation of Verticalnet;
•	inability to retain key management and experienced software personnel;
•	inability to generate significant revenues from enterprise, software licensing and professional services;
•	inability to reduce expenses or generate an operating profit;
•	inability to establish brand awareness;
•	inability to acquire additional funding;
•	inability to maintain listing on the Nasdaq SmallCap Market;
•	lengthy sales and implementation cycles for products; and
•	insufficient cash flow from operations to service debt.

     eMerge Interactive’s results of operations, and accordingly the price of its common stock, may be adversely affected by the risk factors disclosed in its SEC filings, including the following factors:

•	inability to increase revenue and raise additional capital;
•	inability to maintain listing on the Nasdaq SmallCap Market;
•	lack of commercial acceptance of online cattle sales and services;
•	failure to expand the number of livestock industry participants in its network;
•	inability to respond to competitive developments;
•	failure to achieve brand recognition;
•	failure to introduce new products and services; and
•	failure to upgrade and enhance its technologies to accommodate expanded product and service offerings and increased customer traffic.

     Onvia.com’s results of operations, and accordingly the price of its common stock, may be adversely affected by the risk factors disclosed in its SEC filings, including the following factors:

•	potential loss of rights to distribute governmental content;
•	potential reduction in governmental spending resulting in a reduction of Onvia.com’s bid flow;
•	inability to increase subscribership to its premium, higher priced services;
•	many competitors of Onvia.com have larger customer bases and greater brand recognition;
•	inability to obtain additional capital;
•	government agencies’ unwillingness to purchase their business services and products online;
•	a significant number of small businesses, government agencies and their vendors’ unwillingness to use its emarketplace to buy and sell services and products;
•	failure of small business customers to provide data about themselves;
•	inability to enhance the features and services of its exchange to achieve acceptance and scalability;
•	negative impact on stock price and future operations resulting from a declared cash distribution; and
•	inability to manage a change in strategy.

     Universal Access’ results of operations, and accordingly the price of its common stock, may be adversely affected by the risk factors disclosed in its SEC filings, including the following factors:

•	failure of its services to be sufficiently rapid, reliable and cost-effective;
•	unwillingness of clients to outsource the obtaining of circuits;
•	inability to market its services effectively;
•	inability to expand its Universal Transport Exchange (UTX) facilities;
•	failure to successfully implement a network operations center;
•	inability to implement and maintain its Universal Information Exchange (UIX) databases;
•	failure of the market for UTX services to grow;
•	inability to maintain listing on the Nasdaq SmallCap Market;
•	changes in market valuations of telecommunications and internet-related companies;
•	loss of a major client;
•	inability to integrate acquisitions;
•	potential difficulty in charging a fee to government agencies or their business suppliers;
•	inability of clients’ to pay their obligations;
•	inability to obtain third party financing;
•	inability to successfully aggregate circuits;
•	dependence on several large clients; and
•	risks associated with acquisitions.

     Our assets as reflected in our balance sheet dated September 30, 2002, were $406.2 million, of which $11.7 million related to Verticalnet, eMerge Interactive, Onvia.com, and Universal Access. However, we believe that comparisons of the value of our holdings in partner companies to the value of our total assets are not meaningful because not all of our partner company ownership interests are marked to market in our balance sheet.

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

Our partner companies’ businesses may be disrupted if they are unable to upgrade their systems to meet increased demand ..

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to equity price risks on the marketable portion of our equity securities. Our public holdings at September 30, 2002 include equity positions in companies in the internet industry sector, including: eMerge Interactive; Universal Access; Onvia.com; and Verticalnet, many of which have experienced significant historical volatility in their stock prices. A 20% adverse change in equity prices, based on a sensitivity analysis of our public holdings as of September 30, 2002, would result in an approximate $2.6 million decrease in the fair value of our public holdings.

     Although we typically do not attempt to reduce or eliminate our market exposure on these securities, particularly with respect to securities of our partner companies, we did enter into a variable share forward contract to hedge 1.8 million shares of our holdings in i2. The forward contract limits our exposure to and benefits from price fluctuations in the underlying equity securities. As of September 30, 2002, 1.8 million shares of i2 remain under these arrangements. In addition, our holdings include 0.5 million shares of i2 which have not been hedged. The combined value of the forward contract and the underlying hedged securities at September 30, 2002 was $9.7 million. The forward contract matures in 2003. We may enter into similar collar arrangements in the future, particularly with respect to available-for-sale securities, which do not constitute ownership interests in our partner companies.

     The carrying values of financial instruments, including cash and cash equivalents accounts receivable, accounts payable and notes payable, approximate fair value because of the short maturity of these instruments. At September 30, 2002, the fair value of our convertible subordinated notes was $83.5 million versus a carrying value of $283.1 million. The carrying value of other long-term debt approximates its fair value, as estimated by using discounted future cash flows based on our current incremental borrowing rates for similar types of borrowing arrangements.

     On September 30, 2002, entered into a Loan Agreement that provides for issuances of letters of credit up to $20 million subject to a cash secured borrowing base. As of September 30, 2002, $5 million in letters of credit were outstanding under the Loan Agreement.

     We have historically had very low exposure to changes in foreign currency exchange rates, and as such, have not used derivative financial instruments to manage foreign currency fluctuation risk.

ITEM 4. CONTROLS AND PROCEDURES

     Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In May and June 2001, certain of the Company’s present directors, along with the Company, certain of its former directors and certain of its present and former officers and underwriters, were named as defendants in nine class action complaints filed in the United States District Court for the Southern District of New York. The plaintiffs and the alleged classes they seek to represent include present and former stockholders of the Company. The complaints generally allege violations of Sections 11 and 12 of the Securities Act of 1933 and Rule 10b-5 promulgated under the Securities Exchange Act of 1934, based on, among other things, the dissemination of statements allegedly containing material misstatements and/or omissions concerning the commissions received by the underwriters of the initial public offering and follow-on public offering of the Company as well as failure to disclose the existence of purported agreements by the underwriters with some of the purchasers in these offerings to buy additional shares of the Company’s stock subsequently in the open market at pre-determined prices above the initial offering prices. The plaintiffs seek for themselves and the alleged class members an award of damages and litigation costs and expenses. The claims in these cases have been consolidated for pre-trial purposes (together with other issuers and underwriters) before one judge in the Southern District of New York federal court. In April 2002, a consolidated, amended complaint was filed against these defendants which generally alleges the same violations and also refers to alleged misstatements or omissions that relate to the recommendations regarding the Company’s stock by analysts employed by the underwriters. In June and July 2002, defendants, including the Company defendants, filed motions to dismiss plaintiffs’ complaints on numerous grounds. That motion was argued before the Court on November 1, 2002 and the parties are now awaiting a decision by the Court. There have been no other material developments in these cases to date.

     On August 6, 2002, EOP-One Market, L.L.C. filed a lawsuit against the Company and ten John Doe defendants in the Superior Court of California, City and County of San Francisco. The action asserts a claim for breach of contract and alleges a failure to pay rent on property at One Market Street, San Francisco, since October 1, 2001, under a lease extending to December 31, 2010. The lawsuit seeks damages, interest, attorneys’ fees and costs. The Company has asserted a cross-complaint against EOP-One Market, L.L.C. and 20 John Doe cross-defendants asserting claims for breach of contract, return of security deposit and unfair business act or practice. The cross-complaint alleges, among other things, that the cross-defendants breached an agreement under which the Company would return a portion of the leased space to EOP-One Market, L.L.C. in exchange for a cash payment to the Company. The cross-complaint seeks compensatory damages, interest, restitution of the security deposit and an injunction against further withholding of the security deposit amount, attorneys’ fees and costs.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Number	Document

10.1	Letter of Credit Agreement dated as of September 30, 2002, by and between Comerica Bank-California and Internet Capital Group, Inc., ICG Holdings, Inc. and Internet Capital Group Operations, Inc.

10.2	Form of Promissory Note (Option Loan) by and between the Company and certain of its officers

10.3	Form of Share Pledge Agreement by and between the Company and certain of its officers

10.4	Form of Promissory Note (Tax Loan) by and between the Company and certain of its officers

11.1	Statement Regarding Computation of Per Share Earnings (included herein at Note 7 - “Net Income (Loss) Per Share” to the Consolidated Financial Statements on Page 13)

(b) Reports on Form 8-K

On July 26, 2002, the Company filed a Current Report on Form 8-K dated July 26, 2002 to report under Item 9, that the Company posted certain questions and answers relating to the Company’s offer to purchase $143 million in aggregate principal amount of its outstanding 5 1/2% Convertible Subordinated Notes due 2004 on its website.

Form 8-K dated August 14, 2002, pursuant to Item 9, in connection with the certifications of our Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002 which accompanied our Form 10-Q for the quarter ended June 30, 2002, in accordance with Regulation FD.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNET CAPITAL GROUP, INC.
Date: November 14, 2002	By:	/s/ Anthony P. Dolanski

Name: Anthony P. Dolanski
Title: Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
(Duly Authorized Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Walter W. Buckley, III, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Internet Capital Group, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

a.     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
/s/ Walter W. Buckley, III

Walter W. Buckley, III
Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Anthony P. Dolanski, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Internet Capital Group, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

a.     Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.     Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date with 90 days prior to the filing date of this quarterly report (the “Evaluation Date’); and

c.     Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.     All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.     Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
/s/ Anthony P. Dolanski

Anthony P. Dolanski
Chief Financial Officer

EXHIBIT INDEX

Number	Document

10.1	Letter of Credit Agreement dated as of September 30, 2002, by and between Comerica Bank-California and Internet Capital Group, Inc., ICG Holdings, Inc., and Internet Capital Group Operations, Inc.

10.2	Form of Promissory Note (Option Loan) by and between the Company and certain of its officers

10.3	Form of Share Pledge Agreement by and between the Company and certain of its officers

10.4	Form of Promissory Note (Tax Loan) by and between the Company and certain of its officers

11.1	Statement Regarding Computation of Per Share Earnings (included herein at Note 7 “Net Income (Loss) Per Share” to the Consolidated Financial Statements on page 13)