Form 10-K
period 2002-12-31
INTERNET CAPITAL GROUP INC
filed 2003-03-31
CIK 1085621

________________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2002

Commission file 000-26929

INTERNET CAPITAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	23-2996071
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

600 Building, 435 Devon Park Drive, Wayne, PA	19087
(Address of principal executive offices)	(Zip Code)

(610) 989-0111

(Registrant’s telephone number, including area code)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes     ☒          No     ☐

      Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes     ☐          No     ☒

      The approximate aggregate market value of Common Stock held by non-affiliates of the Company was $59.7 million as of June 28, 2002. (For purposes of determining this amount only, the Company has defined affiliates including, as of June 28, 2002, (a) its executive officers, (b) its directors and (c) each stockholder that the Company is aware is a beneficial owner of 10% or more of the outstanding common stock of the Company.

      The number of shares of the Company’s Common Stock outstanding as of March 14, 2003 was 286,720,469 shares.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission (the “SEC”) relative to the Company’s Annual Meeting of Stockholders for the fiscal year ended December 31, 2002 are incorporated by reference into Part II and Part III of this Report.

INTERNET CAPITAL GROUP, INC.

FORM 10-K
DECEMBER 31, 2002

INTERNET CAPITAL GROUP, INC.

PARTNER COMPANIES AS OF DECEMBER 31, 2002

Agribuys, Inc. (“Agribuys”)

Anthem/ CIC Ventures Fund LP (“Anthem”)
Arbinet – thexchange Inc. (“Arbinet”)
Blackboard, Inc. (“Blackboard”)
Captive Capital Corporation (f/k/a eMarketCapital, Inc.)  (“Captive Capital”)
Citadon, Inc. (“Citadon”)
ClearCommerce Corporation (“ClearCommerce”)
CommerceQuest, Inc. (“CommerceQuest”)
ComputerJobs.com, Inc. (“ComputerJobs.com”)
Co-nect, Inc. (f/k/a Simplexis.com) (“Co-nect”)
CreditTrade Inc. (“CreditTrade”)
eCredit.com, Inc. (“eCredit”)
eMerge Interactive, Inc. (“eMerge Interactive”) (Nasdaq:EMRG)
Emptoris, Inc. (“Emptoris”)
Entegrity Solutions Corporation (“Entegrity Solutions”)
FreeBorders, Inc. (“FreeBorders”)
FuelSpot.com, Inc. (“FuelSpot”)
GoIndustry AG (“GoIndustry”)
ICG Commerce Holdings, Inc. (“ICG Commerce”)
inreon Limited (“inreon”)
Internet Commerce Systems, Inc. (“Internet Commerce Systems”)
Investor Force Holdings, Inc. (“Investor Force”)
iSky, Inc. (“iSky”)
Jamcracker, Inc. (“Jamcracker”)
LinkShare Corporation (“LinkShare”)
Marketron International, Inc. (f/k/a BuyMedia, Inc.) (“Marketron”)
Mobility Technologies, Inc. (f/k/a traffic.com Inc.) (“Mobility Technologies”)
OneCoast Network Holdings, Inc. (f/k/a USgift Corporation)  (“OneCoast”)
OnMedica Group PLC (“OnMedica”)
Onvia.com, Inc. (“Onvia.com”) (Nasdaq:ONVI)
Persona, Inc. (“Persona”)
Sourceree Limited (“Sourceree”)
StarCite, Inc. (“StarCite”)
Surgency, Inc. (fka Benchmarking) (“Surgency”)
Syncra Systems, Inc. (“Syncra Systems”)
Tibersoft Corporation (“Tibersoft”)
Universal Access Global Holdings, Inc. (“Universal Access”)  (Nasdaq:UAXS)
Verticalnet, Inc. (“Verticalnet”) (Nasdaq:VERT)

PART I

      Although we refer in this report on Form 10-K (“Report”) to companies in which we have acquired a convertible debt or an equity ownership interest as our “partner companies” and indicate that we have a “partnership” with these companies, we do not act as an agent or legal representative for any of our partner companies, we do not have the power or authority to legally bind any of our partner companies, and we do not have the types of liabilities in relation to our partner companies that a general partner of a partnership would have.

Item 1.     Business

Business Overview

      Internet Capital Group, Inc. (“ICG” or the “Company”) is an information technology company actively engaged in delivering software solutions and services that are designed to enhance business operations by increasing efficiency, reducing costs and improving sales results. ICG operates through a network of partner companies that deliver those solutions to customers. To help drive partner company progress, ICG provides operational assistance, capital support, industry expertise, access to operational best practices, and a strategic network of business relationships. ICG was formed on March 4, 1996 and is headquartered in Wayne, Pennsylvania.

      In the information technology industry, certain terms are often used to describe the nature of a company’s business, including the following terms: internet company, business to business e-commerce, software company, outsourcing, procurement services, supply chain and customer relationship management. These terms apply, in varying degrees, to our partner companies. Our partner companies also typically provide customers with systems integration consulting services or stand alone services. For convenience throughout this Report, we generally refer to our partner companies’ businesses as technology solutions and services.

      The current market environment creates a substantial opportunity for providers of software and services that improve sales results, reduce costs and increase efficiencies by streamlining business processes both within an enterprise and across the value chain. An increasing number of large enterprises are focusing on their core competencies to drive differentiation and competitive advantage for their firms. This means that they are looking for ways to outsource non-core, or non-strategic processes that cost time and money, and more importantly distract them from top priorities, of achieving profitability, growing market share and delivering new products or services. Our partner companies deliver software and services to help businesses focus on their core competencies. As of December 31, 2002, our partner company network is made up of 38 companies in which we own interests.

      With a sharp focus on those companies that we believe have the greatest potential to generate value for ICG stockholders, our operating strategy is to build and develop our partner companies by providing them with both human and financial resources. This support leverages the collective knowledge and best practices both within ICG and across our network of partner companies. We use these collective resources to actively support the business strategies, operations and management teams of our partner companies. Our resources include the experience, industry relationships and specific expertise of our management team, our partner companies’ management teams, our Board of Directors and our Advisory Board.

      ICG is a successor to a business originally founded as a Delaware limited liability company under the name Internet Capital Group, L.L.C. As a limited liability company, Internet Capital Group, L.L.C. was treated for income tax purposes as a partnership with taxes on the income generated by Internet Capital Group, L.L.C. paid by its members. Internet Capital Group, L.L.C. merged into Internet Capital Group, Inc. on February 2, 1999 with Internet Capital Group, Inc. surviving (the “Reorganization.”) As required by its limited liability company agreement to satisfy the members’ tax liabilities, Internet Capital Group, L.L.C. declared a $10.7 million distribution to its members. Internet Capital Group, Inc. has assumed all liabilities of Internet Capital Group, L.L.C. including the distribution to members of Internet Capital Group, L.L.C. Also as part of the Reorganization, Internet Capital Group, Inc. issued 164,011,098 shares of common stock to the members of Internet Capital Group, L.L.C. The separate existence of Internet Capital Group, L.L.C. ceased in connection with the Reorganization.

Industry Overview

      The internet’s growth creates substantial market opportunities for companies that provide software and services to help traditional businesses increase efficiency and cost savings by leveraging the internet and other technologies. Historically, e-commerce has occurred through electronic data interchange over proprietary networks, which are costly and available only to a limited number of participants. The internet provides an open platform with common communication protocols to build efficient, cost-effective networks that facilitate e-commerce.

      During 2002, the e-commerce market continued a period of development and growth as enterprises of all sizes and across all industries looked for vehicles to help them:

•	Increase efficiency and reduce cost;

•	Focus on core competencies and outsource non-core, non-strategic processes; and

•	Expand access to new and existing customers and suppliers.

Increase efficiency and reduce cost

      Traditional businesses are utilizing the internet to automate their internal operations, including manufacturing, finance, sales and purchasing functions. The internet is also used to increase information flow and access throughout the value chain. This increases operational efficiency by reducing the time, costs and resources required to transact business, lowering inventory levels and procurement costs and improving responsiveness to customers and suppliers. Recently, challenging market conditions only served to increase the need for companies to reduce bottom line costs and increase operational efficiencies to support growth, or even survival in some cases.

Focus on core competencies and outsource non-core, non-strategic processes

      There are an increasing number of large enterprises focusing on their core competencies to drive differentiation and competitive advantage for their firms. This means that they are looking for ways to outsource non-core, or non-strategic, processes that cost time and money, and more importantly distract them from their top priorities, which are to grow market share and deliver new products or services.

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

      We believe that the benefits of e-commerce are broad and will be realized by businesses in times of economic growth or contraction, because e-commerce can be used to build top line revenues in times of growth, and new levels of efficiency in times of contraction.

Our Solution and Strategy

      Our goal is to become a leader in information technology by owning significant stakes in leading companies that deliver the savings and efficiency of the internet to businesses of all sizes across all industries.

      With a sharp focus on those companies that we believe offer the greatest potential to generate value for ICG stockholders, our operating strategy is to build and develop our partner companies by providing them with both human and financial resources. This support leverages the collective knowledge and best practices both within ICG and across our network of partner companies. We use these collective resources to actively support the business strategies, operations and management teams of our partner companies. Our resources include the experience, industry relationships and specific expertise of our management team, our partner companies’ management team, our Board of Directors and our Advisory Board.

      Although ICG’s mission of building leading companies has remained constant since its inception, the Company’s focus and operational tenets have evolved with the growth of the e-commerce market and in response to changes within the overall business environment. This evolution included:

•	Identifying key markets and owning stakes in potential leaders in e-commerce;

•	Aggregating companies into a network to share knowledge and promote growth; and

•	Prioritizing resources to accelerate development of those partner companies that we believe are the most likely to create value for our stockholders.

Identifying key markets and owning stakes in potential leaders

      Our expertise in the e-commerce market has allowed us to identify companies that we believe are positioned to succeed. In building our partner company network, we applied an analysis that capitalized on this competitive advantage. We were very active in acquiring new companies during 1999 and 2000, bringing the network composition to an all-time high of 80 companies by late 2000. In evaluating whether to enter a market or acquire a stake in a specific company, we weighed each opportunity in terms of several industry and company factors. With regards to industry criteria, we evaluated the inefficiencies within each market, its competitive landscape and the potential each market had in terms of the number and dollar value of transactions it would be able to support. In measuring the potential of each partner company, we looked at market position and share, our ability to own a significant stake and the company’s potential to contribute to the network’s value in terms of operational resources and the quality of its management team.

      After we identified an attractive potential partner company, we negotiated the acquisition of a significant interest in the company. As a condition to an acquisition, we generally required representation on the company’s board of directors to ensure our ability to provide active guidance to the partner company. We structured acquisitions to permit the partner company’s management and key personnel to retain an equity stake in the company. During our negotiations with potential partner companies we emphasized the value of our network and resources, which we believe gave us a competitive advantage over other acquirers in successfully consummating transactions.

      In late 2000, we reallocated our capital resources as described below to focus on those partner companies that we believed presented the greatest potential for ICG stockholders. Due to this increased focus on certain existing partner companies, we decreased our focus on new acquisitions. Accordingly, our strategy since late 2000 has been to acquire interests in new partner companies only when we believe the strategic value of such companies was extremely compelling.

      After acquiring interests in partner companies, we selectively continue to participate in their follow-on financings and selectively increase our ownership positions.

Aggregating companies into network to promote growth

      During 1999 and 2000 we acquired interests in numerous partner companies, and as we made those acquisitions, we immediately took an active role in the partner companies by providing both strategic guidance and operational support:

      Strategic Guidance. We provide strategic guidance to our partner companies regarding market positioning, business model development and market trends. Our focus on the e-commerce market and the knowledge base of our partner companies, strategic investors, management and advisory board give us valuable experience that we share with our partner company network.

      Operational Support. We provide operational support to our partner companies in the areas of finance, sales and marketing, business development and human resources. The majority of our partner companies have an assigned operations and finance team. This team advises our partner companies’ management on day-to-day management and operational issues.

      Exchange of Best Practices and Economies of Scale. One of the principal goals of our network is to promote best practices and economies of scale among our partner companies. We promote and facilitate the information flow among our partner companies and as they follow similar business cycles and challenges, key learnings are leveraged to increase operational efficiencies, accelerate decision-making and promote growth. This includes the negotiation of umbrella vendor contracts in specific areas such as marketing and human resources that can be beneficial to many partner companies. Importantly, the challenging economic environment has had a significant effect on most of our partner companies. The benefits of a network effect has enabled many of these companies to leverage strategies implemented by some companies to cut costs and evolve business models to quickly respond to these common challenges.

Prioritize resources to accelerate development of most promising companies

      Although we do and will continue to concentrate on providing the operational and strategic support to promote growth and profitability at our partner companies, the market volatility that began in early 2000 necessitated a prioritization of both our human and capital resources toward partner companies believed to have the greatest potential to generate value for our stockholders. Based on our active involvement in the e-commerce market since 1996, we believe that our expertise allows us to identify companies that are positioned to succeed. This enables the prioritization of our resources to accelerate the development of partner companies we believe offer the greatest value for our stockholders over the long-term. We believe this prioritization and focus will result in the streamlining of our partner company network into a smaller but stronger group of companies. We intend to continue to focus on our private and public partner companies that we believe have the greatest value potential, which we refer to as our core (“Core”) partner companies. We believe these companies are gaining traction in delivering the software and services that we believe have the potential to dramatically increase efficiency and savings for businesses. However, this categorization does not necessarily imply that every one of our Core partner companies is a de facto success at this time. Rather, it captures those companies that are receiving the majority of management’s time and resources as we consider them our most promising.

      At December 31, 2002 our Core partner companies consisted of:

Blackboard, Marketron, CommerceQuest, CreditTrade, eCredit, eMerge Interactive, FreeBorders, GoIndustry, ICG Commerce, Investor Force, iSky, Jamcracker, LinkShare, OneCoast, Syncra Systems, Universal Access and Verticalnet.

      These Core partner companies deliver a wide array of software and services to help customers streamline and automate business processes with the goal of reducing costs and increasing efficiencies both within the four walls of the enterprise and across their individual value chains.

      We believe that additional partner companies may be included in this category in the future and that, conversely, certain partner companies may be removed from this category in the future.

Government Regulations and Legal Uncertainties

      Government regulation of the internet and e-commerce is evolving and unfavorable changes could harm our partner companies’ business. Our partner companies are subject to general business regulations and laws, as well as regulations and laws specifically governing the internet and e-commerce. Such existing and future laws and regulations may impede the growth of the internet or other online services. These regulations and laws may cover taxation, user privacy, pricing, content, copyrights, distribution, electronic contracts, consumer protection, the provision of online payment services, broadband residential internet access and the characteris-

tics and quality of products and services. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the internet and e-commerce. Unfavorable resolution of these issues may harm our partner companies’ business.

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

Competition

Competition From our Stockholders and Within our Network

We may compete with one of our stockholders and some of our partner companies, and our partner companies may compete with each other, which could deter companies from partnering with us and may limit future business opportunities.

      We may compete with one of our stockholders and some of our partner companies for internet-related opportunities. As of December 31, 2002, Safeguard Scientifics, Inc. (“Safeguard Scientifics”) owns 12.9% of our outstanding common stock and may compete with us to acquire interests in e-commerce companies. The Chairman of Safeguard Scientifics’ Board of Directors and Safeguard Scientifics’ former Chairman and CEO are currently members of our Board of Directors. This may give Safeguard Scientifics access to our business plan and knowledge about potential transactions. In addition, we may compete with our partner companies to acquire interests in e-commerce companies and our partner companies may compete with each other for e-commerce opportunities. This competition, and the complications posed by the Safeguard Scientifics affiliated directors, may deter companies from partnering with us and may limit our business opportunities.

Competition Facing our Partner Companies

      Competition for information technology and internet products and services is intense. As the market for e-commerce grows, we expect that competition will intensify. Barriers to entry are minimal and competitors can offer products and services at a relatively low cost. Our partner companies compete for a share of a customer’s:

•	purchasing budget for technology solutions, services, materials and supplies with other similar providers and traditional distribution channels; and

•	dollars spent on consulting services with many established information systems and management consulting firms.

      In addition, some of our partner companies compete to attract and retain a critical mass of buyers and sellers. Several companies offer competitive solutions that compete with one or more of our partner companies. We expect that additional companies will offer competing solutions on a stand-alone or combined basis in the future. Furthermore, our partner companies’ competitors may develop information technology and internet products or services that are superior to, or have greater market acceptance than, the solutions offered by our partner companies. Many of our partner companies’ competitors have greater brand recognition and greater financial, marketing and other resources than our partner companies. This may place our partner companies at a disadvantage in responding to their competitors’ pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives.

      If our partner companies are unable to compete successfully against their competitors, our partner companies may fail.

Employees

      We have reduced our headcount from 31 at March 15, 2002 to 23 at March 14, 2003 in order to reduce our corporate expenses. Although we believe our and our consolidated partner companies current staffing levels are adequate to conduct business, we cannot ensure that we and our consolidated partner companies will not need to increase headcount in the future.

      Headcount at our consolidated partner companies at March 14, 2003 is 1,040.

Financial Information About Segments

      Segment information is set forth in Note 10 of the Notes to Consolidated Financial Statements included in Item 8 below and incorporated herein by reference.

Financial Information About Geographic Areas

      We do not believe that foreign or geographic area revenues are material or significant to an understanding of our business and operations.

Item 2.     Properties

      The location and general description of our properties as of March 14, 2003 are as follows:

Corporate Offices

      Our corporate headquarters are located at 435 Devon Park Drive, Building 600 in an office facility located in Wayne, Pennsylvania, where we lease approximately 23,000 square feet. We utilize approximately 10,000 square feet for our corporate operations and sublease the residual 13,000 square feet.

Partner Company Properties

      Our consolidated partner companies lease approximately 390,647 square feet of office, administrative, sales and marketing, operations and data center space, principally in California, Colorado, Georgia, Illinois, Indiana, Massachusetts, Missouri, New Hampshire, New York, North Carolina, Pennsylvania, Texas and Virginia in the United States, and also Australia, Canada, China, France, Germany, Hong Kong, Spain, Sweden and the United Kingdom.

Item 3.     Legal Proceedings

      In May and June 2001, certain of the Company’s present directors, along with the Company, certain of its former directors, certain of its present and former officers and its underwriters, were named as defendants in nine class action complaints filed in the United States District Court for the Southern District of New York. The plaintiffs and the alleged classes they seek to represent include present and former stockholders of the Company. The complaints generally allege violations of Sections 11 and 12 of the Securities Act of 1933 and Rule 10b-5 promulgated under the Securities Exchange Act of 1934, based on, among other things, the dissemination of statements allegedly containing material misstatements and/or omissions concerning the commissions received by the underwriters of the initial public offering and follow-on public offering of the Company as well as failure to disclose the existence of purported agreements by the underwriters with some of the purchasers in these offerings to buy additional shares of the Company’s stock subsequently in the open market at pre-determined prices above the initial offering prices. The plaintiffs seek for themselves and the alleged class members an award of damages and litigation costs and expenses. The claims in these cases have been consolidated for pre-trial purposes (together with other issuers and underwriters) before one judge in the Southern District of New York federal court. In April 2002, a consolidated, amended complaint was filed against these defendants which generally alleges the same violations and also refers to alleged misstatements or omissions that relate to the recommendations regarding the Company’s stock by analysts employed by the underwriters. In June and July 2002, defendants, including the Company defendants, filed motions to dismiss plaintiffs’ complaints on numerous grounds. The Company’s motion was denied in its entirety in a lengthy opinion by the Court dated February 19, 2003. The Company will hereafter be required to answer the complaint and participate in the discovery process. There have been no other material developments in these cases to date.

      On August 6, 2002, EOP-One Market, L.L.C. filed a lawsuit against the Company and ten John Doe defendants in the Superior Court of California, City and County of San Francisco. The action asserts a claim for breach of contract and alleges a failure to pay rent on property at One Market Street, San Francisco, since October 1, 2001, under a lease extending to December 31, 2010. The lawsuit seeks damages, interest, attorneys’ fees and costs. The Company has asserted a cross-complaint against EOP-One Market, L.L.C. and 20 John Doe cross-defendants asserting claims for breach of contract, return of security deposit and unfair business act or practices. The cross-complaint alleges, among other things, that the cross-defendants breached an agreement under which the Company would return a portion of the leased space to EOP-One Market, L.L.C. in exchange for a cash payment to the Company. The cross-complaint seeks compensatory damages, interest, restitution of the security deposit and an injunction against further withholding of the security deposit amount, attorneys’ fees and costs.

      On December 20, 2002, the Company was named as a defendant in an action filed in the United States District Court for the District of Maine. The plaintiffs include former stockholders of Animated Images, Inc (“Animated Images”), one of the Company’s former partner companies. In addition to the Company, the defendants include FreeBorders, a current partner company, and four individual defendants, including former officers of the Company and former Animated Images directors. The complaint generally alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and Section 5(a) of the Securities Act of 1933, fraud, breach of contract, breach of fiduciary duty and civil conspiracy, among other claims, in connection with the merger of Animated Images into FreeBorders. In support of these claims, the plaintiffs allege, among other things, that the defendants misrepresented the value of the stock of FreeBorders, resulting in plaintiffs’ having received less consideration in the merger than that to which they believe they were entitled. The litigation is currently in its preliminary stage.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2002.

PART II

Item 5.     Market For Registrant’s Common Equity and Related Stockholder Matters

      (a) Our common stock is currently traded on the Nasdaq SmallCap Market under the symbol “ICGE”. We transferred from the Nasdaq National Market to the Nasdaq SmallCap Market effective June 10, 2002. Our initial public offering of stock occurred on August 5, 1999 at $6.00 (post split) per share on the Nasdaq National Market. The price range per share reflected in the table below is the highest and lowest sale price for our stock as reported by the Nasdaq National Market and the Nasdaq SmallCap Market during each quarter our common stock has been publicly traded.

	Three Months Ended

	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31
	2001	2001	2001	2001	2002	2002	2002	2002

High	6.78	4.14	2.10	1.54	1.58	0.67	0.42	0.89
Low	1.70	1.22	0.34	0.42	0.61	0.24	0.17	0.15

      As of March 14, 2003, the last reported sale price for our common stock on the Nasdaq SmallCap was $0.29 per share.

      (b) Holders. As of March 14, 2003, there were approximately 1,742 holders of record of our common stock, although there is a much larger number of beneficial owners.

      (c) Dividends. We have never declared or paid cash dividends on our capital stock and we do not intend to pay cash dividends in the foreseeable future. We plan to retain any earnings for use in the operation of our business and to fund future growth.

      (d) Securities Authorized for Issuance Under Equity Compensation Plans

      We incorporate by reference the information contained under the caption “Equity Compensation Plan Information” in our Definitive Proxy Statement for our annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 6.     Selected Consolidated Financial Data

      The following table summarizes certain selected historical consolidated financial information of ICG that has been derived from our audited consolidated financial statements for each of the five years ended December 31, 2002, 2001, 2000, 1999 and 1998. The financial information for 2001 and 2000 has been adjusted to reflect that the method of accounting for Jamcracker changed from the cost method to the equity method of accounting. See Note 1 — “Prior period adjustments” to our Consolidated Financial Statements. The financial information may not be indicative of our future performance. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and Notes thereto included in this Report.

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(in thousands, except share data)
Consolidated Statements of Operations Data:
Revenue	$108,457	$115,651	$42,238	$16,536	$3,135
Operating Expenses
Cost of revenue	69,095	84,818	46,065	8,156	4,643
Selling, general and administrative	91,870	244,266	243,871	45,606	15,221
Research and development expenses	24,100	43,788	68,821	—	—
Amortization of goodwill and other intangibles	12,000	125,854	239,813	3,318	293
Impairment related and other	12,376	851,257	160,844	—	—

Total operating expenses	209,441	1,349,983	759,414	57,080	20,157

	(100,984)	(1,234,332)	(717,176)	(40,544)	(17,022)

Other income (loss), net	93,333	(109,795)	627,227	67,384	30,483
Interest income (expense), net	(19,757)	(25,775)	7,126	5,734	925

Income (loss) before income taxes, minority interest and equity Loss	(27,408)	(1,369,902)	(82,823)	32,574	14,386
Income tax expense (benefit)	(179)	12,584	319,449	23,722	—
Minority interest	15,438	108,223	84,245	6,026	5,382
Equity loss	(81,114)	(1,048,860)	(980,391)	(92,099)	(5,869)

Income (loss) before discontinued operations and cumulative effect of change in accounting principle	(93,263)	(2,297,955)	(659,520)	(29,777)	13,899
Loss on discontinued operations, net of gain of $10,317 (2002) and tax benefit of $2,917 (2001) and $7,806 (2000)	(8,956)	(32,889)	(7,028)	—	—
Cumulative effect of change in accounting principle	—	(7,886)	—	—	—

Net Income (Loss)	$(102,219)	$(2,338,730)	$(666,548)	$(29,777)	$13,899

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(in thousands, except share data)
Diluted Loss Per Share:
Income (loss) before discontinued operations and cumulative effect of change in accounting principle per share — diluted	$(0.35)	$(8.25)	$(2.40)	$(0.15)	$0.12
Loss on discontinued operations per share — diluted	(0.03)	(0.12)	(0.02)	—	—
Cumulative effect of change in accounting principle per share — diluted	—	(0.03)	—	—	—

Net income (loss) per share — diluted	$(0.38)	$(8.40)	$(2.42)	$(0.15)	$0.12
Weighted average shares outstanding — diluted	267,998	278,353	275,044	201,851	112,299
Pro forma net income (loss) (unaudited)(1)	—	—	—	$(37,449)	$8,756
Pro forma net income (loss) per share — diluted (unaudited) (1)	—	—	—	$(0.19)	$0.08
Consolidated Balance Sheet Data:
Cash and cash equivalents	$118,657	$238,135	$410,073	$1,343,460	$26,841
Working capital	$74,919	$177,275	$356,524	$1,305,380	$20,453
Total assets	$366,246	$655,047	$3,330,583	$2,050,384	$96,785
Other long-term debt, net of current portion	$7,919	$10,645	$169	$3,185	$352
Convertible subordinated notes	$283,114	$446,061	$566,250	$566,250	$—
Total stockholders’ equity (deficit)	$(51,646)	$34,737	$2,266,167	$1,420,221	$80,724

(1)	On February 2, 1999, the Company converted from an LLC to a C corporation. The Company became subject to corporate federal and state income taxes concurrent with the conversion to a C corporation. The information for the years ended December 31, 1999 and 1998 include pro forma information with respect to income taxes, net income (loss) and net income (loss) per share assuming the Company had been taxed as a C corporation since January 1, 1999 and 1998. The unaudited pro forma information provided does not necessarily reflect the income taxes, net income (loss) and net income (loss) per share that would have occurred had the Company been taxed as a C corporation since January 1, 1998.

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

      Although we refer in this Report to companies in which we have acquired a convertible debt or an equity ownership interest as our “partner companies” and indicate that we have a “partnership” with these companies”, we do not act as an agent or legal representative for any of our partner companies, we do not have the power or authority to legally bind any of our partner companies, and we do not have the types of liabilities in relation to our partner companies that a general partner of a partnership would have.

      Because we own significant interests in information technology companies, many of which generate net losses, we have experienced, and expect to continue to experience, significant volatility in our quarterly results. While many of our partner companies have consistently reported losses, we have recorded net income in certain periods and experienced significant volatility from period to period due to one-time or infrequently occurring transactions and other events incidental to our ownership interests in partner companies. These transactions and events are described in more detail in Note 2 and Note 18 of our Consolidated Financial Statements and include dispositions of and changes to, our partner company ownership interests, dispositions of our holdings of available-for-sale securities, debt extinguishment and impairment charges.

Critical Accounting Policies

      Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our investments in our partner companies, marketable securities, income taxes, commitments and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

      We believe the following critical accounting policies are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgment.

Valuation of Goodwill, Intangible Assets and Ownership Interests in Partner Companies

      We perform on-going business reviews and, based on quantitative and qualitative measures, assess the need to record impairment losses on goodwill, intangible assets and our ownership interests in our partner companies when impairment indicators are present. Where impairment indicators are present, we determine the amount of the impairment charge as the excess of the carrying value over the fair value. We determine fair value based on a combination of the discounted cash flow methodology, which is based upon converting expected future cash flows to present value, and the market approach, which includes analysis of market price multiples of companies engaged in lines of business similar to the company being evaluated. The market price multiples are selected and applied to the company based on relative performance, future prospects and risk profile of the company in comparison to the guideline companies. Significant assumptions relating to future operating results must be made when estimating the future cash flows associated with these companies. Significant assumptions relating to achievement of business plan objectives and milestones must be made when evaluating whether impairment indicators are present. Should unforeseen events occur or should operating trends change significantly, additional impairment losses could occur.

Revenue

      We may assume all or a part of a customer’s procurement function as part of sourcing arrangements. Typically, in these engagements, we are paid a fee based on a percentage of the amount spent by our customer’s purchasing department in the specified areas we manage, a fixed fee agreed upon in advance, and in many cases we have the opportunity to earn additional fees based on the level of savings achieved for customers. We recognize fee income as earned and any additional fees as we become entitled to them. In these arrangements, we do not assume inventory, warranty or credit risk for the goods or services a customer purchases, but we do negotiate the arrangements between a customer and supplier.

      We recognize license revenue when a signed contract or purchase order exists, the software has been shipped or electronically delivered, the license fee is fixed or determinable, and collection of the resulting receivable is probable. When contracts contain multiple elements wherein vendor specific objective evidence exists for all undelivered elements, we account for the delivered elements in accordance with the “Residual

Method” prescribed by Statements of Position No. 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.”

      We assess whether the fee is fixed or determinable and collection is probable at that time of the transaction. In determining whether the fee is fixed or determinable, we compare the payment terms of the transaction to our normal payment terms. If a significant portion of a fee is due after our normal payment terms, we account for the fee as not being fixed or determinable and recognize revenue as the fees become due. We assess whether collection is probable based on a number of factors, including the customer’s past transaction history and credit-worthiness. We do not request collateral from our customers. If we determine that collection of a fee is not probable, we defer the fee and recognize revenue at the time collection becomes probable, which is generally upon receipt of cash.

      First-year maintenance typically is sold with the related software license and renewed on an annual basis thereafter. For such arrangements with multiple obligations, we allocate revenue to each component of the arrangement based on the fair value of the undelivered elements. Fair values of ongoing maintenance and support obligations are based on separate sales of renewals to other customers or upon renewal rates quoted in the contracts. Maintenance revenue is deferred and recognized ratably over the term of the maintenance and support period. Fair value of services, such as consulting or training, is based upon separate sales of these services. Consulting and training services are generally billed based on hourly rates and revenues are generally recognized as the services are performed. Consulting services primarily consist of implementation services related to the installation of our products and generally do not include significant customization to or development of the underlying software code.

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

Commitments and Contingencies

      From time to time, we are a defendant or plaintiff in various legal actions that arise in the normal course of business. We are also a guarantor of various third-party obligations and commitments. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required for these contingencies, if any, which would be charged to earnings, is made after careful analysis of each individual matter. The required reserves may change in the future due to new developments in each matter or changes in circumstances, such as a change in settlement strategy. Changes in required reserves could increase or decrease our earnings in the period the changes are made.

Basis of Presentation

Effect of Various Accounting Methods on our Results of Operations

      The various interests that we acquire in our partner companies are accounted for under three broad methods: consolidation, equity method and cost method. The applicable accounting method is generally determined based on our voting interest in a partner company.

      Consolidation. Partner companies in which we directly or indirectly own more than 50% of the outstanding voting securities are generally accounted for under the consolidation method of accounting. Under this method, a partner company’s accounts are reflected within our Consolidated Statements of Operations. Participation of other partner company stockholders in the earnings or losses of a consolidated partner company is reflected in the caption “Minority interest’ in our Consolidated Statements of Operations. Minority interest adjusts our consolidated net results of operations to reflect only our share of the earnings or losses of the consolidated partner company.

      Equity Method. Partner companies whose results we do not consolidate, but over whom we exercise significant influence, are generally accounted for under the equity method of accounting. Whether or not we exercise significant influence with respect to a partner company depends on an evaluation of several factors including, among others, representation on the partner company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the partner company, including voting rights associated with our holdings in common, preferred and other convertible securities of the partner company. Under the equity method of accounting, a partner company’s accounts are not reflected within our Consolidated Statements of Operations; however, our share of the earnings or losses of the partner company is reflected in the caption “Equity loss” in our Consolidated Statements of Operations.

      Cost Method. Partner companies not accounted for under either the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, our share of the earnings of losses or these companies is not included in our Consolidated Statements of Operations.

Reportable Segments

      Our reportable segments using the “management approach” under Statement of Financial Accounting Standards, (SFAS) No. 131, “Disclosure About Segments of a Business Enterprise and Related Information”, consist of two operating segments, the Core partner companies operating segment and the emerging (“Emerging”) partner companies operating segment. Each segment includes the results of our consolidated partner companies, our share of earnings and losses of partner companies accounted for under the equity method of accounting and captures our basis in the assets of all of our partner companies. Our operations, as well as our partner companies’ operations, were principally in the United States of America during all periods presented.

      As of December 31, 2002, we owned interests in 38 partner companies which are categorized below based on segment and method of accounting.

CORE PARTNER COMPANIES (% Voting Interest)

Consolidated	Equity	Cost

CommerceQuest (80%)	CreditTrade (30%)	Blackboard (15%)
eCredit (99.9%)	eMerge Interactive (33%)
FreeBorders (55%)	GoIndustry (31%)
ICG Commerce (75%)	Investor Force (38%)
OneCoast (97%)	iSky, Inc (25%)
Jamcracker (21%)
LinkShare (40%)
Marketron (40%)
Syncra Systems (28%)
Universal Access (22%)
Verticalnet (22%)

EMERGING PARTNER COMPANIES (% Voting Interest)

Consolidated	Equity	Cost

Captive Capital (54%)	Agribuys (31%)	Anthem (9%)
	ComputerJobs.com (46%)	Arbinet (3%)
	Co-nect (36%)	Citadon (2%)
	inreon (17%)	ClearCommerce (12%)
	Internet Commerce Systems (44%)	Emptoris (12%)
	Mobility Technologies (25%)	Entegrity Solutions (2%)
	OnMedica (33%)	FuelSpot (9%)
	Onvia.com (22%)	Persona (11%)
Sourceree (39%)
	StarCite (22%)	Tibersoft (5%)
Surgency (22%)

      The following summarizes the unaudited selected financial information related to our segments. Each segment includes the results of our consolidated partner companies and records our share of the earnings and losses of partner companies accounted for under the equity method of accounting. The partner companies included within the segments are consistently the same 38 partner companies for 2002, 2001 and 2000. The method of accounting for any particular partner company may change based on our ownership interest.

      The Core operating segment includes those partner companies in which our management takes a very active role in providing strategic direction and management assistance. The Emerging operating segment includes investments in companies that are, in general, managed to provide the greatest near-term stockholder value. Discontinued operations and dispositions are those partner companies that have been sold or ceased operations and are no longer included in a segment for all periods presented. Corporate expenses represent our General and Administrative expenses of supporting the partner companies. The measure of segment net loss reviewed by us does not include items such as impairment related charges, income taxes, extraordinary items and accounting changes, which are reflected in other reconciling items in the information which follows.

      The financial information for 2001 and 2000 has been adjusted to reflect that the method of accounting for Jamcracker changed from the cost method to the equity method of accounting. See Note 1 to our Consolidated Financial Statements.

	For the Year Ended December 31, 2002

				Reconciling Items

				Discontinued
				Operations
			Total	and			Consolidated
	Core	Emerging	Segment	Dispositions	Corporate	Other	Results

	(in thousands)
Revenues	$107,964	$507	$108,471	$—	$—	$(14)	$108,457
Net loss	$(104,608)	$(17,272)	$(121,880)	$(4,750)	$(55,026)	$79,437	$(102,219)

	For the Year Ended December 31, 2001

				Reconciling Items

				Discontinued
				Operations
			Total	and			Consolidated
	Core	Emerging	Segment	Dispositions	Corporate	Other	Results

	(in thousands)
Revenues	$91,155	$2,936	$94,091	$22,855	$—	$(1,295)	$115,651
Net loss	$(525,202)	$(102,232)	$(627,434)	$(394,786)	$(108,617)	$(1,207,893)	$(2,338,730)

	For the Year Ended December 31, 2000

				Reconciling Items

				Discontinued
				Operations
			Total	and			Consolidated
	Core	Emerging	Segment	Dispositions	Corporate	Other	Results

	(in thousands)
Revenues	$7,809	$2,979	$10,788	$33,770	$—	$(2,320)	$42,238
Net loss	$(472,191)	$(91,056)	$(563,247)	$(705,398)	$(135,860)	$737,957	$(666,548)

Results of Operations — Core Companies

      The following presentation of our Results of Operations — Core Companies includes the results of our consolidated Core partner companies and our share of the results of our equity method Core partner companies.

Core Segment Results

	2002	2001	2000

	(in thousands)
Selected data:
Revenue	$107,964	$91,155	$7,809
Cost of Revenue	(68,670)	(61,857)	(22,055)
Selling general and administrative	(55,795)	(95,831)	(50,302)
Research and development	(24,100)	(14,675)	(20,503)
Amortization of goodwill and other intangibles	(12,000)	(49,142)	(19,025)
Equity loss	(39,868)	(356,360)	(368,141)
Impairment and other	(12,139)	(38,492)	26

Net loss	$(104,608)	$(525,202)	$(472,191)

Revenue

      Revenue from Core companies was $108.0 million for 2002 versus $91.2 million for 2001. As a result of CommerceQuest, eCredit, OneCoast and FreeBorders being consolidated for a greater period during 2002 than in 2001, Core revenue increased $29.2 million for 2002 versus 2001. Increases in the customer base, increased activity of existing customers and an acquisition resulted in increased revenues at ICG Commerce of $4.3 million for 2002 versus 2001. These increases were offset by a decrease of $16.7 million as a result of deconsolidating AssetTrade.com, Inc. (“AssetTrade”) during 2001.

      Revenue from Core companies was $91.2 million for 2001 versus $7.8 million for 2000. As a result of our acquisitions of majority ownership positions in AssetTrade, CommerceQuest, eCredit and OneCoast, Core revenue increased $46.9 million for 2001 versus 2000. Increases in the customer base, increased activity of existing customers and an acquisition at ICG Commerce resulted in increased ICG Commerce revenues of $38.7 million for 2001 versus 2000.

Operating Expenses

      Operating expenses including cost of revenue, selling, general and administrative and research and development for core companies were $148.6 million for 2002, versus $172.4 million for 2001. These operating expenses have decreased by $38.9 million as ICG Commerce implemented cost reduction programs and by $28.0 million as a result of deconsolidating AssetTrade during 2001. These decreases were partially offset by an increase of $43.1 million due to CommerceQuest, eCredit, OneCoast and FreeBorders being consolidated for a greater period during 2002 than in 2001.

      Operating expenses for core companies were $172.4 million for 2001 versus $92.9 million for 2000. These operating expenses increased by $52.0 million due to our acquisition of majority ownership positions in AssetTrade, CommerceQuest, eCredit and OneCoast. In addition, those costs associated with ICG Commerce increased $31.1 million as they developed their business model.

Amortization of goodwill and other intangibles

      Amortization of goodwill ceased on January 1, 2002 in accordance with SFAS No. 142. Amortization of other intangibles related to Core companies was $12.0 million for 2002. Amortization of goodwill and other intangibles related to Core companies was $49.1 million for 2001 versus $19.0 million for 2000. The increase for 2001 versus 2000 primarily relates to the consolidation of CommerceQuest, eCredit and OneCoast. (See Note 1 to our Consolidated Financial Statements)

Equity Loss

      A significant portion of our net results from our Core companies is derived from those partner companies in which we hold a substantial minority ownership interest. Our share of income or losses of these companies, amortization of goodwill related to our carrying value of these companies and any impairment losses related to these companies is recorded in our Consolidated Statements of Operations under “Equity loss”.

      The following table summarizes the components of Equity loss for segment reporting purposes (in thousands):

	2002	2001	2000

Share of income (losses), net	$(39,868)	$(267,339)	$(211,797)
Amortization of goodwill	—	(89,021)	(156,344)

	$(39,868)	$(356,360)	$(368,141)

      Our share of income and net losses of Core companies decreased to $39.9 million in 2002 versus $267.3 million in 2001. As a result of our share of Verticalnet’s, eMerge Interactive’s and Universal Access’ reduced 2002 losses versus 2001, our equity loss decreased by $185.8 million. Equity loss decreased $19.5 million as we consolidated CommerceQuest, eCredit and OneCoast for a greater period in 2002 versus accounting for these companies as equity method companies for the majority of 2001. The residual decrease of $22.1 million is due to decreased losses at the majority of our Core equity method companies in 2002 versus 2001 as they increased revenues and reduced operating expenses.

      Our share of net income and net losses of Core companies was $267.3 million for 2001 versus $211.8 million for 2000. As the result of our share of Verticalnet’s, eMerge Interactive and Universal Access’s increased losses for 2001 versus 2000, equity loss increased by $105.2 million. Equity loss decreased $31.1 as we consolidated AssetTrade, CommerceQuest, eCredit and OneCoast for a portion of 2001 versus accounting for these companies as equity method companies for all of 2000. The residual decrease is due to decreased losses at a majority of our Core equity method companies resulting from increased revenue and reduced operating expenses.

      Our investment in certain Core equity method partner companies had been reduced to zero at December 31, 2001. As a result we do not record our share of these companies losses until such time as our share of income equals the unrecorded losses or the partner companies equity transactions result in an adjustment of our investment. Of those companies which had a zero basis as of December 31, 2001, Verticalnet has had the largest impact on our past results. Our share of Verticalnet’s loss for 2001 and 2000 was $184.8 million and $85.2 million, respectively. As our basis in Verticalnet was reduced to zero during the fourth quarter of 2001 we only recorded $167.0 million of our share of losses in 2001. Our share of Verticalnet’s 2002 results exceeded the unrecorded losses resulting in $3.8 million in income. Other partner companies with a zero or near zero basis that continue to incur losses may not have an impact on our 2003 results.

      Amortization of goodwill ceased effective January 1, 2002 in accordance with SFAS No. 142. Approximately $58.6 million of the 2001 versus 2000 decrease relates to AssetTrade, CommerceQuest, eCredit and OneCoast becoming consolidated companies during 2001.

      Impairment losses related to Core equity method partner companies totaled $7.0 million and $367.5 million for 2002 and 2001 and are included in “other” for segment reporting purposes. See “Other” subsection below.

Results of Operations — Emerging Companies

      The following presentation of our Results of Operations — Emerging Companies includes the results of our Consolidated Emerging Partner Companies and our share of the results of our equity method Core partner companies.

Emerging Segment Results

	2002	2001	2000

	(in thousands)
Selected data:
Revenue	$507	$2,936	$2,979
Cost of revenue	(425)	(2,073)	(1,615)
Selling general and administrative	(1,409)	(14,988)	(9,441)
Research and development	—	(7,879)	(5,670)
Amortization of goodwill and other intangibles	—	(7,708)	(8,113)
Equity loss	(15,945)	(57,517)	(69,709)
Minority interest and other	—	(15,003)	513

Net loss	$(17,272)	$(102,232)	$(91,056)

      Our consolidated Emerging companies have generated negligible revenues to date. The period over period decreases and increases in operating expenses is primarily a result of deconsolidating Emptoris and OnMedica during 2002 and consolidating Emptoris and OnMedica for a greater period in 2001 versus 2000.

      The following table summarizes the components of Equity loss (in thousands):

	2002	2001	2000

Share of income (losses), net	$(15,945)	$(40,466)	$(53,631)
Amortization of goodwill	—	(17,051)	(16,078)

	$(15,945)	$(57,517)	$(69,709)

      Our share of income and net losses of Emerging companies was $15.9 million for 2002 versus $40.5 million for 2001. The decrease is principally the result of our basis in these companies being reduced to zero, our ownership interest being reduced and reduced losses at these companies.

      Amortization of goodwill ceased effective January 1, 2002 in accordance with SFAS No. 142.

      Impairment losses related to Emerging equity method companies totaled $16.8 million and $15.6 million for 2002 and 2001 and are included in “other” for segment reporting purposes. See “Other” subsection below.

Discontinued Operations and Dispositions

      During 2002, two consolidated subsidiaries sold substantially all of their assets. In accordance with SFAS No. 144, these transactions were treated as discontinued operations. Accordingly, the revenue and operating results for 2002, 2001 and 2000 have been presented, net, in one line item “Loss on discontinued operations” in our Consolidated Statements of Operations. These two consolidated subsidiaries, Delphion, Inc. (“Delphion”) and Logistics.com, Inc. (“Logistics.com”) had revenue of $16.1 million, $8.0 million and

$0.7 million for 2002, 2001 and 2000 respectively. Our share of these companies’ losses totaled $19.3 million, $32.9 million and $7.0 million for 2002, 2001 and 2000 respectively. Additionally, we recorded a gain of $10.3 million in 2002 relating to these transactions.

      The impact to our consolidated results of the partner companies that we have disposed of our ownership interest in or have ceased operations during 2002, 2001 or 2000 is also included in the caption “Dispositions” for segment reporting purposes. The most significant individual consolidated partner companies’ revenues and net loss related to these dispositions were as follows: RightWorks, Inc. (“RightWorks”) revenues of $15.2 million and $19.4 million and net losses of $135.8 million and $227.6 million in 2001 and 2000, respectively; and PaperExchange.com, Inc. (“PaperExchange.com”) revenues of $4.4 million and $12.6 million and net losses of $15.6 million and $41.1 million in 2001 and 2000, respectively.

      Our share of income and losses of those equity method companies we disposed of was income of $4.2 million in 2002 and losses of $159.3 million and $257.9 million for 2001 and 2000, respectively. The most significant individual equity method company, Breakaway Solutions, Inc. (“Breakaway Solutions”) represented $59.4 million and $83.7 million of this equity loss in 2001 and 2000, respectively. Goodwill amortization related to these equity method companies totaled $35.2 million and $126.9 million in 2001 and 2000.

      Impairment losses related to equity method partner companies classified as “Dispositions” totaled $5.7 million, $57.4 million and $157.8 million for 2002, 2001 and 2000, respectively, and are included in “other” for segment reporting purposes. See subsection below.

Corporate

	2002	2001	2000

	(in thousands)
General and administrative	$(34,680)	$(51,964)	$(85,832)
Impairment related and other	(1,499)	(32,862)	(25,919)
Research and development	—	—	(22,548)
Interest (income) expense, net	(18,847)	(23,791)	(1,561)

Total Corporate Operating Expenses	$(55,026)	$(108,617)	$(135,860)

General and Administrative

      Our general and administrative costs consist primarily of employee compensation, facilities, outside services such as legal, accounting and consulting, travel-related costs and stock-based compensation. The decrease is the result of the restructuring of our operations. See subsection Restructuring below. Included in these expenses is stock-based compensation of $15.3 million, $14.3 million and $7.1 million for 2002, 2001 and 2000, respectively, consisting primarily of amortization expense related to options granted below fair value in 1999 and grants of restricted stock to employees during 2001. Stock-based compensation for 2002 and 2001 increased as the result of restricted stock grants to employees and modifications to certain stock option grants and related stockholder notes during 2001 and 2002.

Restructuring (Impairment Related and Other)

      During 2002, 2001 and 2000, we restructured our operations to better align our general and administrative expenses with the reduction in the number of our partner companies. The restructuring resulted in charges of $1.5 million, $32.9 million and $25.9 million for the years ended December 31, 2002, 2001 and 2000, respectively. The total of $60.3 million consisted of $21.2 million of non-cash charges related to vesting acceleration of stock options and fixed assets write-offs and $39.1 million in employee severance and lease termination costs. These charges are included in Impairment Related and Other section in the Consolidated Statement of Operations (See Note 8 to our Consolidated Financial Statements).

Interest Income/Expense

      The decrease in interest expense, net of $5.0 million is primarily attributable to the reduction in the amount of notes outstanding at December 31, 2002 versus 2001. Interest expense during the year ended December 31, 2002 and 2001 was primarily attributed to the December 1999 issuance of $566.3 million in convertible subordinated notes due 2004 bearing interest at 5.5%. The increase in interest expense, net of $22.2 million in 2001 is primarily due to the decrease in the average balance of cash and cash equivalents and short-term investments during 2001 versus 2000.

Other

	2002	2001	2000

	(in thousands)
Impairment (Note 2)	$(43,490)	$(1,275,941)	$(348,597)
Other income (loss) (Note 18)	107,668	(44,873)	682,860
Taxes	(179)	12,584	319,449
Minority interest	15,438	108,223	84,245
Change in Accounting Principle	—	(7,886)	—

	$79,437	$(1,207,893)	$737,957

Impairment Charges

      We continually evaluate the carrying values of our partner companies. Additionally, we operate in an industry that is rapidly evolving, extremely competitive and where many businesses have experienced difficulty in raising additional capital necessary to fund operating losses. In 1999 and 2000 the Company announced several significant acquisitions that were financed principally with shares of the Company’s stock and, based on the price of the Company’s stock at that time were valued in excess of $1 billion. Valuations of public companies operating in our industry declined significantly during 2001 and 2002. Based on our periodic review of our partner company carrying values impairment charges of $43.5 million, $1.3 billion and $348.6 million were recorded in 2002, 2001 and 2000, respectively (See Note 2 to our Consolidated Financial Statements).

Other Income (Loss), Net

      In 2002 and 2001, the Company purchased and extinguished $163.0 million and $120.2 million, respectively, face value of convertible subordinated notes for $48.8 million and $35.5 million, respectively, in cash. The purchases resulted in gains in the amount of $111 million and $81 million, respectively, net of expenses. In addition, other income (loss), net decreased in 2002 as compared to 2001 principally as a result of sales of available for sale securities and losses related to the fair value of partner company warrants in 2001.

      Other income (loss), net decreased in 2001 as compared to 2000 as we recognized significant gains in 2000 relating to our sale of TRADEX Technologies, Inc. to Ariba, Inc. (“Ariba”) and stock issuances by Verticalnet and Breakaway Solutions versus losses in 2001 for impairment charges on cost method partner companies, sales of available-for-sale securities and losses related to the fair value of partner company warrants.

Income Taxes

      Our net deferred tax asset of $779.1 million at December 31, 2002 consists of deferred tax assets of $780.2 million, relating primarily to net operating loss carry forwards, offset by deferred tax liabilities of $1.1 million primarily related to non-deductible stock-based compensation. During 2001, we recorded a full valuation allowance against our net assets which was maintained during 2002 (See note 14 to our Consolidated Financial Statements).

Liquidity and Capital Resources

      As of December 31, 2002, we had $88.9 million in cash, cash equivalents and short-term investments, $10.2 million in available-for-sale securities, principally consisting of shares in i2 Technologies, Inc. (“i2 Technologies”) and $9.2 million in restricted cash for total liquidity of $108.3 million. In addition, our consolidated partner companies had cash, cash equivalents, restricted cash and short-term investments of $38.8 million. Consolidated working capital decreased to $74.9 million at December 31, 2002 compared to $177.3 million at December 31, 2001, primarily as a result of advances we made to partner companies, our repurchase of debt and net cash outflows from operations during the year ended December 31, 2002.

      Net cash used in operating activities was approximately $86.4 million for the year ended December 31, 2002 compared to $267.7 million during the same prior year period. The decrease is primarily the result of the decreased losses at our consolidated partner companies.

      Net cash provided by investing activities during the year ended December 31, 2002 was $18.0 million, versus net cash provided by investing activities of $97.4 million during the comparable 2001 period. The decrease is primarily due to reduced proceeds from the sale of available-for-sale securities and proceeds from partner company dispositions offset by fewer acquisitions of ownership interests.

      Existing cash, cash equivalents and short-term investments, proceeds from the issuance of debt and equity securities of our consolidated partner companies to third parties, proceeds from the potential sales of all or a portion of our available-for-sale securities or minority interests in certain partner companies, and other internal sources of cash flow are expected to be sufficient to fund our cash requirements through March 31, 2004, including commitments to existing partner companies, debt obligations and repurchases and general operations requirements. At December 31, 2002, we had $23 million of funding and guarantee commitments relating to partner companies, of which approximately $6.9 million was funded during the three months ended March 31, 2003. If a certain consolidated partner company achieves a fair market value in excess of $1.0 billion, we will be obligated to pay, in cash or stock at our option, 4% of the partner company’s fair market value in excess of $1.0 billion, up to $70 million. This contingent obligation will expire on the earlier to occur of May 31, 2005 or an unaffiliated company sale, if the valuation milestone is not achieved. Currently, the fair market value of this partner company is well below $1.0 billion. We will continue to evaluate acquisition opportunities and may acquire additional equity or debt interests in new and existing partner companies during the next 12 months; however, such acquisitions are largely discretionary. If we elect to make additional acquisitions, it may become necessary for us to raise additional funds. We may not be able to raise additional capital and failure to do so could have a material adverse effect on our business. If additional funds are raised through the issuance of equity securities, our existing stockholders may experience significant dilution.

      We are a party to a loan agreement which provides for issuances of letters of credit up to $20 million subject to a cash secured borrowing base. As of December 31, 2002, $5.9 million in letters of credit were outstanding under the agreement.

      We and our consolidated subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. We do not expect the ultimate liability with respect to these actions will materially affect our financial position or cash flows.

Contractual Cash Obligations and Commercial Commitments

      The following table summarizes our contractual cash obligations and commercial commitments at December 31, 2002:

		Less than
	Total	1 year	Thereafter

	(in thousands)
Convertible Subordinated Notes	$314,257	$15,571	$298,686
Funding Commitments	22,710	15,975	6,735
Operating Leases	71,435	30,467	40,968
Other borrowings	19,647	11,728	7,919

Total	$428,049	$73,741	$354,308

      See Notes 6 and 19 to our Consolidated Financial Statements for additional information.

Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143, which addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs is effective for fiscal years beginning after June 15, 2002. We do not expect the adoption of this new standard to have a material impact on our results of operations or financial position.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and certain portions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets, and requires that long-lived assets to be disposed of by sale be measured at the lower of the carrying amount or fair value less cost to sell, and reported separately in the asset and liabilities sections of the consolidated balance sheet. SFAS No. 144 also expands the reporting of discontinued operations to include components of an entity that have been or will be disposed of. The scope of SFAS No. 144 excludes long-lived assets, goodwill and other intangibles that are accounted for in accordance with SFAS No. 142. As we discussed above, the adoption of SFAS No. 144, as of January 1, 2002, impacted our consolidated results of operations and statements of cash flows with the sale of assets related to two of our partner companies, Delphion and Logistics. As a result, our 2001 and 2000 Consolidated Financial Statements were restated to reflect the effect of the dispositions.

      In March 2002, the EITF reached consensus on Issue 50, “Accounting for the conversion of a recourse note to a nonrecourse note” of EITF No. 00-23, “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44.” This consensus establishes that the conversion of a substantive recourse note to a nonrecourse note should be accounted for as the repurchase of the shares previously exercised where the repurchase amount is equal to the sum of (a) the then-current principal balance of the recourse note, (b) accrued interest, if any and (c) the intrinsic value of the new option. In most instances, compensation expense is recorded where the fair market value of the repurchased shares is less than the repurchase amount at the date of conversion. This consensus was applied prospectively to conversions of recourse notes to nonrecourse notes occurring after March 21, 2002 and resulted in compensation expense of approximately $3.7 million for 2002.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which is effective for fiscal years beginning after May 15, 2002. This statement rescinds the indicated statements and amends other existing pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 encourages early adoption of the provision of this standard that rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishments of Debt.” Accordingly, we elected to early adopt this provision during the second quarter of fiscal 2002. We reclassified prior year extraordinary gains related to the early retirement of debt to “Other Income (loss), net” in our Consolidated Statements of Operations. The adoption of the remaining provisions of this new standard did not have a material impact on our results of operations or financial position.

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which is effective for exit or disposal activities that are initiated after December 31, 2002. This statement nullifies Emerging Issues Task Force Issue (EITF) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that liabilities associated with exit or disposal activities initiated after adoption be recognized and measured at fair value when incurred as opposed to at the date an entity commits to the exit or disposal plans. We anticipate the adoption of this new standard to have an impact on the timing of when we recognize any future restructuring charges in our Consolidated Financial Statements.

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which expands previously issued accounting guidance and disclosure requirements for certain guarantees. The interpretation requires an entity to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. We do not expect this interpretation to have a material impact on our consolidated financial position or results of operations.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123,” which provides optional transition guidance for those companies electing to voluntarily adopt the accounting provisions of SFAS No. 123. In addition, the statement mandates certain new disclosures that are incremental to those required by SFAS No. 123. We will continue to account for stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25. As such, we do not expect this standard to have a material impact on our consolidated financial position or results of operations. We adopted the disclosure-only provisions of SFAS No. 148 as of December 31, 2002.

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of APB Opinion No. 51,” which requires all variable interest entities (VIEs) to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIE. In addition, the interpretation expands disclosure requirements for both variable interest entities that are consolidated as well as VIEs from which the entity is the holder of a significant amount of the beneficial interests, but not the majority. The disclosure requirements of this interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements of this interpretation are effective for all periods beginning after June 15, 2003. It is possible that under the consolidation provisions, we may be required to consolidate previously unconsolidated partner companies. Our management is still assessing the impact of this interpretation.

      In November 2002, the FASB issued EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This issue addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The final consensus of this issue is applicable to agreements entered into in fiscal periods beginning after June 15, 2003. Additionally, companies will be permitted to apply the guidance in this issue to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, “Accounting Changes.” We do not believe that adoption of this issue will have a material impact on our consolidated financial position, consolidated results of operations, or liquidity.

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

      Factors that could cause our actual results, levels of activity, performance or achievements to differ materially from those anticipated in forward-looking statements include, but are not limited to, factors discussed elsewhere in this Report and include among other things:

•	our ability and our partner companies’ ability to access the capital markets;

•	our ability to effectively manage existing capital resources;

•	our ability to retain key personnel;

•	our ability to maximize value in connection with divestitures;

•	development of the e-commerce and information technology markets;

•	our outstanding indebtedness; and

•	our partner companies’ ability to compete successfully against competitors.

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

      The United States economy has been weakened by, among other things, a recession, the terrorist attacks of September 11, 2001 and the response of the United States to such attacks and hostilities in the Middle East involving the United States Armed Forces. These matters, and subsequent future terrorist attacks or hostilities or economic deterioration, could continue to result in further weakness in the United States economy, which could negatively affect our business.

Our stock price has been volatile in the past and may continue to be volatile in the future.

      Our stock price has historically been very volatile. Stock prices of technology companies have generally been volatile as well. This volatility may continue in the future.

      The following factors, among others, will add to our common stock price’s volatility:

•	actual or anticipated variations in our quarterly results and those of our partner companies;

•	changes in the market valuations of our partner companies and other technology and internet companies;

•	conditions or trends in the software industry in general and the e-commerce sector in particular;

•	negative public perception of the prospects of internet companies;

•	changes in our financial estimates and those of our partner companies by securities analysts;

•	new products or services offered by us, our partner companies and their competitors;

•	announcements by our partner companies and their competitors of technological innovations;

•	announcements by us or our partner companies or our competitors of significant acquisitions, strategic partnerships or joint ventures;

•	our capital commitments;

•	additional sales of our securities;

•	additions to or departures of our key personnel or key personnel of our partner companies; and

•	general economic conditions such as a recession or interest rate or currency rate fluctuations and the reluctance of enterprises to increase spending on new technologies.

      Many of these factors are beyond our control. These factors may decrease the market price of our common stock, regardless of our operating performance.

If our common stock ceases to be listed for trading on the Nasdaq SmallCap Market, the price and liquidity of our common stock may be adversely affected.

      Companies listed on the Nasdaq SmallCap Market are required to maintain a minimum bid price of $1.00 per share. When we transferred from the Nasdaq National Market to the Nasdaq SmallCap Market, our securities were trading below $1.00. As a result of our transfer to the SmallCap market, we were granted an initial grace period lasting until October 22, 2002 to regain compliance with the $1.00 per share minimum bid price requirement. On October 23, 2002 we received a letter from Nasdaq informing us that, although we did not regain compliance during the initial grace period, we qualified for and would be provided with a second grace period, lasting 180 calendar days, to regain compliance. Accordingly, while we are not now in compliance with the SmallCap Market’s $1.00 per share minimum bid price requirement, we currently have until April 21, 2003 to regain compliance. In the event that we have not regained compliance by April 21, 2003, we may be eligible for a third grace period. Nasdaq recently proposed, and received SEC approval for, an additional grace period for minimum bid price deficient companies. This new grace period would allow us 90 additional days after April 21, 2003 to regain compliance. To qualify for this new grace period, on April 21, 2003 our most recent public financial filing must demonstrate that we meet one of three “core” criteria for the SmallCap Market. We currently meet one of these criteria (the requirement that the market value of our listed securities be at least $50 million); however, there can be no assurance that our most recent public financial filing as of April 21, 2003 will demonstrate compliance with any of the three relevant criteria necessary to qualify for the additional 90-day grace period.

      In order to regain compliance with the SmallCap Market’s minimum bid price requirement, the bid price of our common stock must close at $1.00 per share or more for a minimum of ten consecutive trading days before the end of the relevant grace period. There can be no assurance that we will achieve compliance with the $1.00 per share minimum bid price before the last applicable grace period is exhausted, or that we will continue to satisfy all of the other listing requirements of the Nasdaq SmallCap Market. In the event that we do not qualify for listing on the Nasdaq SmallCap Market, sales of our common stock would likely be conducted only in the over-the-counter market. This could have a negative impact on the price and liquidity of our common stock, as investors could find it more difficult to purchase or dispose of, or to obtain accurate quotations as to the market value of, our common stock.

We may not be able to pay our long-term debt when it matures.

      In December 1999 the Company issued convertible subordinated notes that bear interest at an annual rate of 5.5% and mature in December 2004. As of December 31, 2002, $283.1 million in face value of these notes remained outstanding. We may be unable to repay or refinance this long-term debt when it matures. If we successfully refinance this debt, then we may issue securities that will be senior to our common stock and may issue equity securities that would dilute the interests of the holders of our common stock. If we are unable to pay or refinance these obligations when due, we would probably be rendered insolvent and could be forced into bankruptcy. In a bankruptcy proceeding it is likely that the holders of our common stock would lose most or all of their investment.

Our outstanding indebtedness could negatively impact our future prospects.

      As of December 31, 2002, we had $283.1 million in outstanding convertible subordinated notes and $19.6 million in long-term debt (including the current portion thereof). This indebtedness may:

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

      Economic, governmental, industry and internal company factors outside our control affect each of our partner companies. If our partner companies do not succeed, the value of our assets and the price of our common stock will decline. The material risks relating to our partner companies include:

•	fluctuations in the market price of the common stock of Verticalnet, eMerge Interactive, Onvia.com and Universal Access, our publicly traded partner companies, and other future publicly traded partner companies, which are likely to affect the price of our common stock;

•	many of our partner companies are in the early stages of their development with limited operating history, little revenue and substantial losses;

•	lack of the widespread commercial use of the internet, decreased spending on information technology software and services and elongated sales cycles which may prevent our partner companies from succeeding;

•	intensifying competition for the products and services our partner companies offer, which could lead to the failure of some of our partner companies; and

•	the inability of our partner companies to secure additional financing, which may force some of our partner companies to cease or scale back operations.

      Of our $366.2 million in total assets as of December 31, 2002, $71.7 million, or 19.6%, consisted of ownership interests in and advances to our partner companies accounted for under the equity and cost methods. The carrying value of our partner company ownership interests includes our original acquisition cost, the effect of accounting for certain of our partner companies under the equity method of accounting, the effect of adjustments to our carrying value resulting from certain issuances of equity securities by our partner companies, and the effect of impairment charges recorded for the decrease in value of certain partner companies. The carrying value of our partner companies will be impaired and decrease if one or more of our partner companies do not succeed. The carrying value of our partner companies is not marked to market; therefore, a decline in the market value of one of our publicly traded partner companies may impact our financial position by not more than the carrying value of the partner company. However, this decline would likely affect the price of our common stock. For example, our stakes in our publicly traded partner companies, had a combined market value of $12.6 million in the aggregate as of December 31, 2002. A decline in the market value of our publicly traded partner companies will likely cause a decline in the price of our common stock.

      Other material risks relating to our partner companies are more fully described below under “Risks Particular to Our Partner Companies.”

Because we have limited resources to dedicate to our partner companies, some of the partner companies may not be able to raise sufficient capital to sustain their operations.

      Our allocation of resources to our partner companies is mostly discretionary. Because our resources and our ability to raise capital are limited, we cannot commit to provide our partner companies with sufficient capital resources to allow them to reach a cash flow positive position. If our partner companies are not able to raise capital from other outside sources, then they may need to cease operations.

If public and private capital markets are not favorable for the technology sector we may not be able to execute on our strategy.

      Our strategy includes creating value for our stockholders by building leading technology e-commerce companies. Our success depends on the acceptance by the public and private capital markets of technology companies in general, including initial public offerings of those companies. The technology market has experienced significant volatility recently and the market for initial public offerings of technology companies has been extremely weak since 2000. If these conditions continue, we may not be able to create stockholder value by taking our partner companies public. In addition, reduced market interest in technology e-commerce companies may reduce the market value of our publicly traded partner companies.

Fluctuations in our quarterly results may adversely affect our stock price.

      We expect that our quarterly results will fluctuate significantly due to many factors, including:

•	the operating results of our partner companies;

•	significant fluctuations in the financial results of technology companies generally;

•	changes in equity losses or income;

•	the acquisition or divestiture of interests in partner companies;

•	changes in our methods of accounting for our partner company interests, which may result from changes in our ownership percentages of our partner companies;

•	sales of equity securities by our partner companies, which could cause us to recognize gains or losses under applicable accounting rules;

•	the pace of development or a decline in growth of the technology market;

•	competition for the goods and services offered by our partner companies; and

•	our ability to effectively manage our growth and the growth of our partner companies.

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

      Our partner companies are facing different challenges. Some are growing rapidly. Some face elongated sales cycles where our prospective customers maintain tight controls over technology spending. These situations are likely to place significant strain on their resources and on the resources we allocate to assist our partner companies. In addition, our management may be unable to convince our partner companies in adopting ideas for effectively and successfully managing such situations.

Our accounting estimates with respect to the ultimate recoverability of our basis in our partner companies could change materially in the near term.

      We operate in an industry that is rapidly evolving and extremely competitive. Many internet-based businesses, including some with business models similar to ours, have experienced difficulty in raising additional capital necessary to fund operating losses and continue investments that their management teams believe are necessary to sustain operations. Valuations of public companies operating in the technology sector have declined significantly since early 2000. In the first quarter of 2000 we announced several significant acquisitions that were financed principally with shares of our stock and based on the price of our stock at that time, were valued in excess of $1 billion. Based on our periodic review of our partner company holdings, including those valued during 2001, impairment charges of $1.3 billion were recorded to write off certain partner company holdings. It is reasonably possible that our accounting estimates with respect to the useful life and ultimate recoverability of our carrying basis including goodwill in other partner companies could change in the near term and that the effect of such changes on the financial statements could be material. At year end, the recorded amount of carrying basis including goodwill is not impaired, although we cannot assure that our future results will confirm this assessment, that a significant write-down or write-off of partner company carrying basis including goodwill will not be required in the future, or that a significant loss will not be recorded in the future upon the sale of a partner company.

We may compete with one of our stockholders and some of our partner companies, and our partner companies may compete with each other, which could deter companies from partnering with us and may limit future business opportunities.

      We may compete with one of our stockholders and some of our partner companies for internet-related opportunities. As of December 31, 2002, Safeguard Scientifics owns 12.9% of our outstanding common stock and may compete with us to acquire interests in e-commerce companies. The Chairman of Safeguard Scientifics’ Board of Directors and Safeguard Scientifics’ former Chairman and CEO are currently members of our Board of Directors. This may give Safeguard Scientifics access to our business plan and knowledge about potential transactions. In addition, we may compete with our partner companies to acquire interests in e-commerce companies and our partner companies may compete with each other for e-commerce opportunities. This competition, and the complications posed by the Safeguard Scientifics affiliated directors, may deter companies from partnering with us and may limit our business opportunities.

Our partner companies could make business decisions that are not in our best interests or that we do not agree with, which could impair the value of our partner company interests.

      Although we generally seek a significant equity interest and participation in the management of our Core partner companies, we may not be able to control significant business decisions of our Core partner companies. In addition, although we currently own a controlling interest in several of our Core partner companies, we may not maintain this controlling interest. Equity interests in partner companies in which we lack control or share control involves additional risks that could cause the performance of our interest and our operating results to suffer, including the management of a partner company having economic or business interests or objectives that are different from ours and partner companies not taking our advice with respect to the financial or operating difficulties that they may encounter.

      Our inability to prevent dilution of our ownership interests in our partner companies or our inability to otherwise have a controlling influence over the management and operations of our partner companies could have an adverse impact on our status under the Investment Company Act. Our ability to adequately control our partner companies could also prevent us from assisting them, or could prevent us from liquidating our interest in them at a time or at a price that is favorable to us. Additionally, our partner companies may not collaborate with each other or act in ways that are consistent with our business strategy. These factors could hamper our ability to maximize returns on our interests and cause us to recognize losses on our interests in partner companies.

Our operations and growth could be impaired by limitations on our and our partner companies’ ability to raise money.

      We have been dependent on the capital markets for access to funds for acquisitions, operations and other purposes. While we attempt to operate our business in such a manner so as to be independent from the capital markets, there is no assurance that we will be successful in doing so. Our partner companies are also dependent on the capital markets to raise capital for their own purposes. During the past three years, the market for internet-related and software companies and initial public offerings weakened dramatically. If this weakness continues for an extended period of time, our ability and the ability of our partner companies to grow and access the capital markets, if necessary, will be impaired, which would require us to take other actions, such as borrowing money on terms that may be unfavorable to us, or divesting of interests in our partner companies to raise capital.

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

      We may need to raise additional funds in the future and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all.

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

      We focus our capital and human resources on those partner companies that we believe present the greatest long-term stockholder value. We may divest our interests in those partner companies that do not fit this criterion or in other partner companies that we believe are no longer core to our strategy. We divest of our interests in other partner companies to generate cash or for strategic reasons. When we divest all or part of an interest in a partner company interest, we may not receive maximum value for our position. For partner companies with publicly-traded stock, we may be unable to sell our interest at then-quoted market prices. Furthermore, for those partner companies that do not have publicly-traded stock, the realizable value of our interests may ultimately prove to be lower than the carrying value currently reflected in our consolidated financial statements. We continually evaluate the carrying value of our ownership interests in and advances to each of our partner companies for possible impairment based on achievement of business plan objectives and milestones, the value of each ownership interest in the partner company relative to carrying value, the financial condition and prospects of the partner company and other relevant factors. If we are unable to raise capital from other sources we may be forced to sell our stakes in partner companies at unfavorable prices in order to sustain our operations. Additionally, we may be unable to find buyers for certain of our assets, which could adversely affect our business.

We may have difficulty selling our stakes in our publicly-traded partner companies.

      Because we hold significant stakes of restricted securities thinly-traded public companies, we may have difficulty selling our interest in such companies and, if we are able to sell our shares, such sales may be subject to volume limitations and may be at prices that are below the then-quoted bid prices.

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

Due to our decision to allocate the majority of our resources to partner companies we believe present the greatest long-term stockholder value, our ability to provide support to our other partner companies will be limited.

      We allocate our resources to focus on those partner companies that we believe present the greatest stockholder value. We cannot ensure that the companies we identified in this process are those that actually have the greatest value proposition. As a result of our reallocation of resources, we will not allocate capital to all of our existing partner companies. Our decision to not provide additional capital support to some of our partner companies could have a material adverse impact on the operations of such partner companies.

We may have to buy, sell or retain assets when we would otherwise choose not to in order to avoid registration under the Investment Company Act of 1940, which would impact our investment strategy.

      We believe that we are actively engaged in the business of technology through our network of majority-owned subsidiaries and companies that we are considered to “control.” Under the Investment Company Act, a company is considered to control another company if it owns more than 25% of that company’s voting securities and is the largest stockholder of such company. A company may be required to register as an investment company if more than 45% of its total assets consist of, and more than 45% of its income/ loss and revenue attributable to it over the last four quarters is derived from, ownership interests in companies it does not control. Because many of our partner companies are not majority-owned subsidiaries, and because we own 25% or less of the voting securities of a number of our partner companies, changes in the value of our interests in our partner companies and the income/ loss and revenue attributable to our partner companies could subject us to regulation under the Investment Company Act unless we take precautionary steps. For example, in order to avoid having excessive income from “non-controlled” interests, we may not sell minority interests we would otherwise want to sell or we may have to generate non-investment income by selling interests in partner companies that we are considered to control. We may also need to ensure that we retain more than 25% ownership interests in our partner companies after any equity offerings. In addition, we may have to acquire additional income or loss generating majority-owned or controlled interests that we might not otherwise have acquired or may not be able to acquire “non-controlling” interests in companies that we would otherwise want to acquire. It is not feasible for us to be regulated as an investment company because the Investment Company Act rules are inconsistent with our strategy of actively managing, operating and promoting collaboration among our network of partner companies. On August 23, 1999, the SEC granted our request for an exemption under Section 3(b)(2) of the Investment Company Act declaring us to be primarily engaged in a business other than that of investing, reinvesting, owning, holding or trading in securities. This exemptive order reduces the risk that we may have to take action to avoid registration as an investment company, but it does not eliminate the risk.

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

In August 2003, members of management may sell shares of the Company’s common stock in connection with the vesting of restricted stock grants, which could have a negative effect on the price of the Company’s stock.

      Members of our management have been granted shares of restricted stock, of which approximately 1.2 million will vest in August 2003. We believe that individuals are likely to sell shares of the Company’s common stock to cover tax liabilities associated with the vesting and they may sell additional vested shares. Such sales could have a negative effect on the stock price.

Risks Particular to Our Partner Companies

Many of our partner companies have a limited operating history and may never be profitable.

      Many of our partner companies are early-stage companies with limited operating histories, have significant historical losses and may never be profitable. Many of these companies have incurred substantial costs to develop and market their products and expand operations, have incurred net losses and cannot fund their cash needs from operations. Operating expenses of these companies could increase in the foreseeable future as they continue to develop products, increase sales and marketing efforts and expand operations.

Fluctuation in the price of the common stock of our publicly-traded partner companies may affect the price of our common stock.

      Verticalnet, eMerge Interactive, Onvia.com and Universal Access are our publicly-traded partner companies. The price of their common stock has been highly volatile. As of December 31, 2002, the market value of our publicly-traded partner companies was $12.6 million. Fluctuations in the price of Verticalnet’s, eMerge Interactive’s, Onvia.com’s and Universal Access’ and other future publicly-traded partner companies’ common stock are likely to affect the price of our common stock. Our assets as reflected in our balance sheet dated December 31, 2002, were $366.2 million, of which $11.2 million related to Verticalnet, eMerge Interactive, Onvia.com and Universal Access. However, we believe that comparisons of the value of our holdings in partner companies to the value of our total assets are not meaningful because not all of our partner company ownership interests are marked to market in our balance sheet.

      Verticalnet’s results of operations, and accordingly the price of its common stock, may be adversely affected by the risk factors disclosed in its SEC filings, including the following factors:

•	potential inability to sustain operations due to cash constraints and exploration of alternatives that include a sale of all or part of its business or a reorganization or liquidation of Verticalnet;

•	inability to retain key management and experienced software personnel;

•	inability to generate significant revenues from enterprise, software licensing and professional services;

•	inability to reduce expenses or generate an operating profit;

•	inability to establish brand awareness;

•	inability to acquire additional funding;

•	inability to maintain listing on the Nasdaq SmallCap Market; and

•	lengthy sales and implementation cycles for products.

      eMerge Interactive’s results of operations, and accordingly the price of its common stock, may be adversely affected by the risk factors disclosed in its SEC filings, including the following factors:

•	lack of commercial acceptance of eMerge Interactive’s products and services;

•	inability to respond to competitive developments;

•	failure to achieve brand recognition;

•	failure to introduce new products and services; and

•	failure to upgrade and enhance its technologies to accommodate expanded product and service offerings and increased customer traffic.

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

      Universal Access’ results of operations, and accordingly the price of its common stock, may be adversely affected by the risk factors disclosed in its SEC filings, including the following factors:

•	failure of its services to be sufficiently rapid, reliable and cost-effective;

•	unwillingness of clients to outsource the obtaining of circuits;

•	inability to market its services effectively;

•	inability to expand its Universal Transport Exchange (UTX) facilities;

•	failure to successfully operate a network operations center;

•	inability to implement and maintain its Universal Information Exchange (UIX) databases;

•	failure of the market for UTX services to grow;

•	inability to maintain listing on the Nasdaq SmallCap Market;

•	changes in market valuations of telecommunications and internet-related companies;

•	inability of clients’ to pay their obligations;

•	inability to obtain third party financing;

•	inability to reduce costs and increase revenues, difficulties or delays in delivering circuits;

•	inability to successfully aggregate circuits; and

•	dependence on several large clients.

The success of our partner companies depends on the development of the e-commerce market, which is uncertain.

      Some of our partner companies rely on e-commerce markets for the success of their businesses. The development of the e-commerce market is in its early stages. If widespread commercial use of the internet does not develop, or if the internet does not develop as an effective medium for providing products and services, our partner companies may not succeed.

Our long-term success depends on widespread market acceptance of e-commerce.

      A number of factors could prevent widespread market acceptance of e-commerce, including the following:

•	the unwillingness of businesses to shift from traditional processes to e-commerce processes;

•	the network necessary for enabling substantial growth in usage of e-commerce may not be adequately developed;

•	increased government regulation or taxation, which may adversely affect the viability of e-commerce;

•	insufficient availability of telecommunication services or changes in telecommunication services which could result in slower response times for the users of e-commerce; and

•	concern and adverse publicity about the security of e-commerce transactions.

Our partner companies may fail if their competitors provide superior technology offerings or continue to have greater resources than our partner companies have.

      Competition for technology products and services is intense. As the market for technology grows, we expect that competition will intensify. Barriers to entry are minimal and competitors can offer products and services at a relatively low cost. Our partner companies compete for a share of a customer’s:

•	purchasing budget for information technology and services, materials and supplies with other online providers and traditional distribution channels; and

•	dollars spent on consulting services with many established information systems and management consulting firms.

      In addition, some of our partner companies compete to attract and retain a critical mass of buyers and sellers. Many companies offer competitive solutions that compete with one or more of our partner companies. We expect that additional companies will offer competing solutions on a stand-alone or combined basis in the future. Furthermore, our partner companies’ competitors may develop products or services that are superior to, or have greater market acceptance than, the solutions offered by our partner companies. If our partner companies are unable to compete successfully against their competitors, our partner companies may fail.

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

      Our partner companies may need to raise additional funds in the future and we cannot be certain that they will be able to obtain additional financing on favorable terms, if at all.

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

      Our partner companies are inventing new solutions for doing business. In support of this innovation, they will develop proprietary techniques, trademarks, processes and software. Although we believe reasonable efforts will be taken to protect the rights to this intellectual property, the complexity of international trade secret, copyright, trademark and patent law, coupled with the limited resources of these young companies and the demands of quick delivery of products and services to market, create risk that their efforts will prove inadequate. Further, the nature of internet business demands that considerable detail about their innovative processes and techniques be exposed to competitors, because it must be presented on the websites in order to attract clients. Some of our partner companies also license content from third parties and it is possible that they could become subject to infringement actions based upon the content licensed from those third parties. Our partner companies generally obtain representations as to the origin and ownership of such licensed content; however, this may not adequately protect them. Any claims against our partner companies’ proprietary rights, with or without merit, could subject our partner companies to costly litigation and the diversion of their technical and management personnel. If our partner companies incur costly litigation and their personnel are not effectively deployed, the expenses and losses incurred by our partner companies will increase and their profits, if any, will decrease.

Government regulation of the internet and e-commerce may harm our partner companies’ businesses.

      Government regulation of the internet and e-commerce is evolving and unfavorable changes could harm our partner companies’ business. Our partner companies are subject to general business regulations and laws specifically governing the internet and e-commerce. Such existing and future laws and regulations may impede the growth of the internet or other online services. These regulations and laws may cover taxation, user privacy, pricing content, copyrights, distribution, electronic contracts, consumer protection, the provision of online payment services, broadband residential internet access and the characteristics and quality of products and services. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the internet and e-commerce. Unfavorable resolution of these issues may harm our partner companies’ business.

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

      We are exposed to equity price risks on the marketable portion of our equity securities. Our public holdings at December 31, 2002 include equity positions in companies in the technology industry sector, including: eMerge Interactive; Universal Access; Onvia.com; and Verticalnet, many of which have experienced significant historical volatility in their stock prices. A 20% adverse change in equity prices, based on a sensitivity analysis of our public holdings as of December 31, 2002, would result in an approximate $2.5 million decrease in the fair value of our public holdings.

      Although we typically do not attempt to reduce or eliminate our market exposure on these securities, particularly with respect to securities of our partner companies, we did enter into a forward contract on 1.8 million shares of our holdings in i2 Technologies. The forward contract limits our exposure to and benefits from price fluctuations in the underlying equity securities. As of December 31, 2002, 1.8 million shares of i2 Technologies remain under this arrangement. In addition, 0.5 million shares of i2 Technologies were held in escrow, which were released to us in 2002, and have not been hedged which have a market value of $0.5 million at December 31, 2002. The combined value of the forward contract, the underlying hedged securities and the unhedged securities at December 31, 2002 was $10.1 million. The forward contract matures in September 2003. We may enter into similar collar arrangements in the future; particularly with respect to available-for-sale securities, which do not constitute ownership interests in our partner companies.

      The carrying values of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and notes payable, approximate fair value because of the short maturity of these instruments. At December 31, 2002, the fair value of convertible subordinated notes is $116.1 million versus a carrying value of $283.1 million. The carrying value of other long-term debt approximates its fair value, as estimated by using discounted future cash flows based on our current incremental borrowing rates for similar types of borrowing arrangements.

      We have historically had very low exposure to changes in foreign currency exchange rates, and as such, have not used derivative financial instruments to manage foreign currency fluctuation risk.

Item 8.	Financial Statements and Supplementary Data

      The following Consolidated Financial Statements, and the related Notes thereto, of Internet Capital Group, Inc. and the Report of Independent Auditors are filed as a part of this Report on Form 10-K.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Internet Capital Group, Inc.:

      We have audited the accompanying consolidated balance sheets of Internet Capital Group, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, cash flows, stockholders’ equity (deficit) and comprehensive loss for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Internet Capital Group, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 1 to the Consolidated Financial Statements, the Company changed its method of accounting for goodwill, discontinued operations, accounting for an investment, accounting for notes receivable from stockholders and reporting gains on extinguishment of debt in 2002 and derivatives in 2001.

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 20, 2003

INTERNET CAPITAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,

	2002	2001

		(as adjusted)

	(in thousands except per
	share data)
ASSETS
Current Assets
Cash and cash equivalents	$118,657	$238,135
Restricted cash	10,876	10,457
Short term investments	7,311	10,475
Accounts receivable, net of allowance ($4,255 – 2002; $5,249 – 2001)	32,859	31,400
Prepaid expenses and other current assets	6,528	10,255

Total current assets	176,231	300,722
Assets of discontinued operations	5,746	45,444
Fixed assets, net	10,292	20,735
Ownership interests in Partner Companies	71,732	163,137
Available for sale securities	10,228	17,389
Goodwill, net	61,938	55,806
Other	30,079	51,814

Total Assets	$366,246	$655,047

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Current maturities of other long-term debt	$11,728	$17,156
Accounts payable	13,042	16,042
Accrued expenses	33,812	38,895
Accrued compensation and benefits	11,554	13,723
Accrued restructuring	12,113	14,660
Deferred revenue	19,063	22,971

Total current liabilities	101,312	123,447
Liabilities of discontinued operations	5,296	23,278
Other long-term debt	7,919	10,645
Other liabilities	13,145	8,985
Minority interest	7,106	7,894
Convertible subordinated notes	283,114	446,061

	417,892	620,310
Commitments and contingencies (Note 19)
Stockholders’ Equity (Deficit)
Preferred stock (Note 12)	—	—
Common stock, $.001 par value; 2,000,000 shares authorized, 286,720 (2002) and 287,689 (2001) issued and outstanding	287	288
Additional paid in capital	3,085,232	3,081,088
Accumulated deficit	(3,134,036)	(3,031,817)
Unamortized deferred compensation	(2,968)	(9,610)
Notes receivable-stockholders	(460)	(4,721)
Accumulated other comprehensive income (loss)	299	(491)

Total stockholders’ equity (deficit)	(51,646)	34,737

Total Liabilities and Stockholders’ Equity (Deficit)	$366,246	$655,047

See notes to consolidated financial statements.

INTERNET CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2002	2001	2000

		(as adjusted)	(as adjusted)

	(in thousands except per share data)
Revenue	$108,457	$115,651	$42,238
Operating expenses
Cost of revenue	69,095	84,818	46,065
Selling, general and administrative	91,870	244,266	243,871
Research and development	24,100	43,788	68,821
Amortization of goodwill and other intangibles	12,000	125,854	239,813
Impairment related and other	12,376	851,257	160,844

Total operating expenses	209,441	1,349,983	759,414

	(100,984)	(1,234,332)	(717,176)
Other income (loss), net	93,333	(109,795)	627,227
Interest income	4,098	17,226	51,379
Interest expense	(23,855)	(43,001)	(44,253)

Loss before income taxes, minority interest and equity loss	(27,408)	(1,369,902)	(82,823)
Income tax (expense) benefit	(179)	12,584	319,449
Minority interest	15,438	108,223	84,245
Equity loss	(81,114)	(1,048,860)	(980,391)

Loss before discontinued operations and cumulative effect of change in accounting principle	(93,263)	(2,297,955)	(659,520)
Loss on discontinued operations, net of gain of $10,317 (2002) (Note 9) and tax benefit of $2,917 (2001) and $7,806 (2000) (Note 14)	(8,956)	(32,889)	(7,028)
Cumulative effect of change in accounting principle (Note 4)	—	(7,886)	—

Net loss	$(102,219)	$(2,338,730)	$(666,548)

Basic and diluted loss per share:
Loss before discontinued operations and cumulative effect of change in accounting principle	$(0.35)	$(8.25)	$(2.40)
Loss on discontinued operations	(0.03)	(0.12)	(0.02)
Cumulative effect of change in accounting principle	—	(0.03)	—

	$(0.38)	$(8.40)	$(2.42)

Shares used in computation of basic and diluted loss per share	267,998	278,353	275,044

See notes to consolidated financial statements.

INTERNET CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2002	2001	2000

		(as adjusted)	(as adjusted)

	(in thousands)
Operating Activities
Net loss	$(102,219)	$(2,338,730)	$(666,548)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	21,850	145,109	246,531
Purchased in process research and development	—	—	11,470
Impairment related and other	10,475	820,100	160,844
Stock-based compensation	13,128	29,103	25,747
Deferred tax expense (benefit)	179	(12,584)	(319,449)
Equity loss	81,114	1,048,860	980,391
Other income (loss)	(93,333)	109,795	(627,227)
Minority interest	(15,438)	(108,223)	(84,245)
Loss on discontinued operations	8,956	32,889	7,028
Cumulative effect of change in accounting principle	—	7,886	—
Changes in assets and liabilities, net of effect of acquisitions:
Restricted cash	267	(10,457)	—
Accounts receivable, net	(821)	11,716	(24,621)
Prepaid expenses and other assets	13,918	121	(21,504)
Accounts payable	(3,913)	(13,716)	20,825
Accrued expenses	(12,210)	(10,605)	21,680
Deferred revenue	(2,073)	12,747	206
Other liabilities	(6,237)	8,271	2,682

Cash used in operating activities	(86,357)	(267,718)	(266,190)
Investing Activities
Capital expenditures	(961)	(5,729)	(50,306)
Proceeds from sales of available for sale securities	1,559	182,500	179,606
Proceeds from sales of Partner Company ownership interests	42,219	168,270	35,310
Acquisitions of ownership interests in Partner Companies, net	(21,902)	(125,918)	(992,287)
Other acquisitions, net	—	10,529	600
Proceeds/(Purchase) of short-term investments, net	2,952	1,075	(3,878)
Reduction in cash due to deconsolidation of Partner Companies	(5,876)	(133,376)	(2,580)

Cash provided by (used in) investing activities	17,991	97,351	(833,535)
Financing Activities
Issuance of common stock, net	—	851	7,206
Long term debt and capital lease obligations, net	(10,627)	22,220	(10,013)
Line of credit borrowings	999	6,511	653
Line of credit repayments	(805)	(2,880)	(77)
Proceeds from convertible note offering	—	—	4,664
Repurchase of convertible notes	(48,752)	(35,456)	—
Repayment of advances and loans to employees	—	3,437	13,588
Advances and loans to employees	—	(1,500)	—
Issuance of stock by subsidiary	9,882	5,491	150,317
Other	38	35	—

Cash provided by (used in) financing activities	(49,265)	(1,291)	166,338

Net decrease in Cash and Cash Equivalents	(117,631)	(171,658)	(933,387)

Effect of exchange rates on cash	(1,847)	(280)	—
Cash and Cash Equivalents at the beginning of year	238,135	410,073	1,343,460

Cash and Cash Equivalents at the end of year	$118,657	$238,135	$410,073

See notes to consolidated financial statements.

INTERNET CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

							Accumulated
	Common Stock		Additional		Unamortized	Notes	Other
			Paid-In	Accumulated	Deferred	Receivable-	Comprehensive
	Shares	Amount	Capital	Deficit	Compensation	Stockholders	Income (loss)	Total

Balance as of December 31, 1999.	263,579	$264	$1,513,615	$(26,539)	$(11,846)	$(79,790)	$24,517	$1,420,221
Issuance of common stock and income tax benefit upon exercise of options	340	—	6,365	—	—	—	—	6,365
Stockholder loans principal payments	—	—	—	—	—	13,588	—	13,588
Issuance of common stock for acquisitions	22,585	23	1,556,142	—	—	—	—	1,556,165
Issuance of common stock upon exercise of Warrants	834	1	840	—	—	—	—	841
Amortization of deferred compensation	—	—	—	—	7,104	—	—	7,104
Issuance of stock options to non-employees	—	—	6,698	—	(6,698)	—	—	—
Repurchase of common stock from employees	(5,744)	(6)	(14,876)	—	733	14,149	—	—
Compensation charge in connection with the acceleration of vesting	—	—	12,034	—	—	—	—	12,034
Impact of issuance of common stock by a subsidiary or equity method Partner Company, net	—	—	7,912	—	—	—	—	7,912
Foreign currency adjustment	—	—	—	—	—	—	293	293
Net unrealized (depreciation) in available-for-sale securities and reclassification adjustments	—	—	—	—	—	—	(91,866)	(91,866)
Other	—	—	58	—	—	—	—	58
Net loss	—	—	—	(666,548)	—	—	—	(666,548)

Balance as of December 31, 2000 (as adjusted)	281,594	282	3,088,788	(693,087)	(10,707)	(52,053)	(67,056)	2,266,167
Issuance of common stock and income tax benefit upon exercise of options	313	—	846	—	—	—	—	846
Stockholder loans principal payments	—	—	—	—	—	3,342	—	3,342
Issuance of common stock for acquisitions	2,665	3	2,121	—	—	—	—	2,124
Issuance of common stock upon exercise of warrants	1	—	5	—	—	—	—	5
Amortization of deferred compensation	—	—	—	—	13,917	—	—	13,917
Issuance of restricted stock to employees	9,135	9	16,053	—	(16,062)	—	—	—
Repurchase of common stock from employees	(6,019)	(6)	(19,918)	—	3,242	16,682	—	—
Impact of subsidiary equity transactions	—	—	19,706	—	—	—	—	19,706
Forgiveness of stockholder loans	—	—	—	—	—	795	—	795
Foreign currency adjustment	—	—	—	—	—	—	(292)	(292)
Net unrealized appreciation in available-for-sale securities and reclassification adjustments	—	—	—	—	—	—	66,857	66,857
Modifications to stockholder loans	—	—	(26,513)	—	—	26,513	—	—
Net loss	—	—	—	(2,338,730)	—	—	—	(2,338,730)

Balance as of December 31, 2001 (as adjusted)	287,689	288	3,081,088	(3,031,817)	(9,610)	(4,721)	(491)	34,737
Amortization of deferred compensation		—	—	—	6,393	—	—	6,393
Forfeitures of restricted stock, net	(969)	(1)	(248)	—	249	—	—	—
Impact of subsidiary equity transactions	—	—	4,950	—	—	—	—	4,950
Net unrealized appreciation in available-for-sale securities and reclassification adjustments	—	—	—	—	—	—	790	790
Modifications to stockholder loans	—	—	(558)	—	—	4,261	—	3,703
Net loss	—	—	—	(102,219)	—	—	—	(102,219)

Balances as of December 31, 2002.	286,720	$287	$3,085,232	$(3,134,036)	$(2,968)	$(460)	$299	$(51,646)

See notes to consolidated financial statements.

INTERNET CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,

	2002	2001	2000

		(as adjusted)	(as adjusted)

	(in thousands)
Net Loss	$(102,219)	$(2,338,730)	$(666,548)

Other comprehensive loss before tax
Unrealized holding losses in available-for-sale securities	(6,875)	(3,203)	(188,868)
Foreign currency translation adjustment	—	(292)	1,058
Reclassification adjustments/realized net gains on available-for-sale securities	7,665	109,613	44,250
Taxes related to comprehensive loss
Unrealized holding losses in available-for-sale securities	—	—	69,019
Reclassification adjustments/realized net gains on available-for-sale securities	—	(39,553)	(17,032)

Other comprehensive income (loss)	790	66,565	(91,573)

Comprehensive loss	$(101,429)	$(2,272,165)	$(758,121)

See notes to consolidated financial statements.

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies

     Description of the Company

      The Company is an information technology company actively engaged in delivering software solutions and services that are designed to enhance business operations by increasing efficiency, reducing costs and improving sales results. The Company operates through a network of partner companies which deliver those solutions to customers. To help drive partner company progress, the Company provides operational assistance, capital support, industry expertise, access to operational best practices, and a strategic network of business relationships. The Company was formed in March 1996 and is headquartered in Wayne, Pennsylvania.

      Although the Company refers to companies in which it has acquired a convertible debt or an equity ownership interest as its “Partner Companies” and indicates that it has a “partnership” with these companies, it does not act as an agent or legal representative for any of its Partner Companies, it does not have the power or authority to legally bind any of its Partner Companies and it does not have the types of liabilities in relation to its Partner Companies that a general partner of a partnership would have.

Basis of Presentation

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Consolidated Statements of Operations and Cash Flows also include the following majority owned subsidiaries for all or a portion of the periods indicated, each of which was consolidated since the date the Company acquired majority control (collectively, the “Consolidated Subsidiaries”):

Year Ended December 31

2002	2001	2000

Captive Capital	AssetTrade	Animated Images
CommerceQuest	Captive Capital	AssetTrade
eCredit	CommerceQuest	Captive Capital
FreeBorders	CyberCrop.com, Incorporated (“CyberCrop.com”)	CyberCrop.com
ICG Commerce	eCredit	EmployeeLife.com, Inc.
OneCoast	Emptoris	Emptoris
	eu-Supply.com Svenska AB (“eu-Supply”)	eu-Supply
	ICG Asia Ltd. (“ICG Asia”)	ICG Asia
	ICG Commerce	ICG Commerce
	Mesania	iParts, Inc.
	MROLink Corporation (“MRO Link”)	Mesania
	OneCoast	MROLink
	OnMedica	OnMedica
	PaperExchange.com	PaperExchange.com
	RightWorks	RightWorks
StarCite

      During 2002, 2001 and 2000, certain Partner Companies which had been accounted for as consolidated companies during the year were disposed of, ceased operations or the Company’s ownership decreased to a level which resulted in deconsolidation during the year.

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1. Significant Accounting Policies — (Continued)

      The Consolidated Balance Sheets include the following majority owned subsidiaries:

December 31,

2002	2001

Captive Capital	Captive Capital
CommerceQuest	CommerceQuest
eCredit	eCredit
FreeBorders	Emptoris
ICG Commerce	ICG Commerce
OneCoast	OneCoast
OnMedica

Principles of Accounting for Ownership Interests in Partner Companies

      The various interests that the Company acquires in its Partner Companies are accounted for under three methods: consolidation, equity and cost. The applicable accounting method is generally determined based on the Company’s voting interest in a Partner Company.

      Consolidation. Partner Companies in which the Company directly or indirectly owns more than 50% of the outstanding voting securities are generally accounted for under the consolidation method of accounting. Under this method, a Partner Company’s balance sheet and results of operations are reflected within the Company’s Consolidated Financial Statements. All significant intercompany accounts and transactions have been eliminated. Participation of other Partner Company stockholders in the net assets and in the earnings or losses of a consolidated Partner Company is reflected in the caption “Minority interest” in the Company’s Consolidated Balance Sheet and Statements of Operations. Minority interest adjusts the Company’s consolidated results of operations to reflect only the Company’s share of the earnings or losses of the consolidated Partner Company. The results of operations and cash flows of a consolidated Partner Company are included through the latest interim period in which the Company owned a greater than 50% direct or indirect voting interest for the entire interim period or otherwise exercised control over the Partner Company. Upon dilution of control below 50%, the accounting method is adjusted to the equity or cost method of accounting, as appropriate, for subsequent periods.

      Equity Method. Partner Companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to a Partner Company depends on an evaluation of several factors including, among others, representation on the Partner Company’s Board of Directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the Partner Company, including voting rights associated with the Company’s holdings in common, preferred and other convertible instruments in the Partner Company. Under the equity method of accounting, a Partner Company’s accounts are not reflected within the Company’s Consolidated Balance Sheets and Statements of Operations; however, the Company’s share of the earnings or losses of the Partner Company is reflected in the caption “Equity loss” in the Consolidated Statements of Operations. The carrying value of equity method Partner Companies is reflected in “Ownership interests in Partner Companies” in the Company’s Consolidated Balance Sheets.

      When the Company’s investment in an equity method Partner Company is reduced to zero, no further losses are recorded in the Company’s consolidated financial statements unless the Company guaranteed obligations of the Partner Company or has committed additional funding. When the Partner Company subsequently reports income, the Company will not record its share of such income until it equals the amount of its share of losses not previously recognized.

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1. Significant Accounting Policies — (Continued)

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

      When a cost method Partner Company qualifies for use of the equity method, the Company’s investment is adjusted retroactively for its share of the past results of its operations. Therefore, prior losses could significantly decrease the Company’s basis at that time. See discussion in “Prior-period adjustments” below.

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

      Impairment Charges are determined by comparing the estimated fair value of a Partner Company with its carrying value. Fair value is determined by estimating the cash flows related to the asset, including estimated proceeds on disposition. Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142 “Goodwill and other Intangible Assets”. Upon adoption of SFAS No. 142, the Company was required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company was required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. No impairment loss was recognized upon adoption.

      The Company operates in an industry that is rapidly evolving and extremely competitive. Many internet-based businesses, including some with business models similar to the Company’s Partner Companies, have experienced difficulty in raising additional capital necessary to fund operating losses and continued investments that their management teams believe are necessary to sustain operations. Valuations of public companies operating in the internet e-commerce sector declined significantly during 2001 and 2002. In 1999, 2000 and 2001, the Company announced several significant acquisitions that were financed principally with shares of the Company’s stock and, based on the price of the Company’s stock at that time, were valued in excess of $1 billion. Based on the Company’s periodic review of its Partner Company holdings, impairment charges of $43.5 million and $1.3 billion were recorded in 2002 and 2001, respectively. See Note 2.

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1. Significant Accounting Policies — (Continued)

Revenue Recognition

      During 2002 and 2001, the Company’s revenues were primarily attributable to ICG Commerce, OneCoast, CommerceQuest and eCredit. During 2000, the Company’s revenues were primarily attributable to PaperExchange.com and RightWorks.

      ICG Commerce generates revenue from enabled sourcing, full service arrangements and managed eProcurement services. Enabled sourcing revenue includes revenue from procurement consulting services, auction services and sourcing programs and is generally recognized as the services are rendered. In full service arrangements, ICG Commerce assumes all or a part of the procurement function for a customer. Typically in these engagements ICG Commerce is paid a fee based on a percentage of the amount spent by our customer’s purchasing department in the specified areas. Managed eProcurement revenue includes transaction fees, which are typically based on a percentage of the cost of the items purchased through the exchange. Because ICG Commerce does not carry inventory risk, transaction revenue is recorded under the net method. Under this method, the net transaction fees and not the gross amounts charged to customers are recorded as revenues.

      CommerceQuest and eCredit derive revenue from software license fees and services. Fees from licenses are recognized as revenue upon contract execution, provided all shipment obligations have been met, fees are fixed or determinable, collection is probable, and vendor-specific objective evidence exists for the undelivered elements of the arrangement. Maintenance revenue is recognized ratably over the term of the maintenance contract. Consulting and training revenue is recognized when the services are performed. Implementation fees, which do not relate to software license fees including start-up fees, are deferred and generally recognized as revenue on a percentage of completion basis.

      OneCoast is a manufacturer representative agency which solicits sales of gift and home accessories. OneCoast receives commissions from manufacturers based on sale to retail distribution channels. Commission revenue is recorded upon shipment of goods from the manufacturer to the retailer.

      PaperExchange.com operated an e-business marketplace for the pulp and paper industry. PaperExchange.com acted as a principal or as an agent under agreements with certain suppliers. The majority of PaperExchange.com’s revenue was the result of arrangements where PaperExchange.com acted as a principal, took ownership and bore the risk of loss. An insignificant amount of revenues had been generated from amounts for which PaperExchange.com acted as an agent. Revenues were recognized when products were shipped.

      RightWorks derived revenue from software license fees and services. Fees from licenses were recognized as revenue upon contract execution, provided all shipment obligations had been met, fees were fixed or determinable, collection was probable, and vendor-specific objective evidence existed to allocate the total fee among all elements of the arrangement. Maintenance revenue was recognized ratably over the term of the maintenance contract. Consulting and training revenue was recognized when the services were performed.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

      These estimates include evaluation of the Company’s investments in its Partner Companies, investments in marketable securities, asset impairment, revenue recognition, income taxes and commitments and contingencies. Certain amounts recorded to reflect the Company’s share of losses of Partner Companies accounted for under the equity method are based on unaudited results of operations of those Partner

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1. Significant Accounting Policies — (Continued)

Companies and may require adjustments in the future when audits of these entities are made final. It is reasonably possible that the Company’s accounting estimates with respect to the useful life and ultimate recoverability of our carrying basis including goodwill in Partner Companies could change in the near term and that the effect of such changes on the financial statements could be material. At year end, the Company believes the recorded amount of carrying basis including goodwill is not impaired, although there can be no assurance that the Company’s future results will confirm this assessment, that a significant write-down or write-off of Partner Company carrying basis including goodwill will not be required in the future, or that a significant loss will not be recorded in the future upon the sale of a Partner Company.

Cash and Cash Equivalents

      The Company considers all highly liquid instruments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Cash and cash equivalents at December 31, 2002 and 2001 are invested principally in money market accounts, certificates of deposit and commercial paper.

Restricted Cash

      The Company considers cash legally restricted held as a compensating balances for letter of credit arrangements as restricted cash. At December 31, 2002 and 2001, restricted cash was held in money market accounts.

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

Financial Instruments

      Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at cost which approximates fair value due to the short-term maturity of these instruments. The Company’s interests in public Partner Companies accounted for under the equity method of accounting had a fair value of $12.6 million and $154.8 million as of December 31, 2002 and December 31, 2001, respectively, compared to a carrying value of $11.2 million and $41.0 million, respectively. Available-for-sale securities are carried at fair value. Long-term debt is carried at cost, which approximates current market rates. The Company’s convertible subordinated notes had a fair value of $116.1 million and $187.4 million as of December 31, 2002 and 2001, respectively, versus a carrying value of $283.1 million and $446.1 million. Fair value of the Company’s convertible subordinated notes is determined by obtaining thinly traded market quotes from public sources.

Derivative Financial Instruments

      The Company selectively uses derivative financial instruments, including cashless collar agreements (“Collars”) and forward contracts to manage its exposure to fluctuations in certain of its investments in publicly held equity securities. The Company has recorded these investments at their estimated fair market value, with unrealized gains and losses resulting from changes in fair value recorded as a component of “Accumulated other comprehensive income (loss)” in stockholders’ equity. Unrealized gains and losses as a

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1. Significant Accounting Policies — (Continued)

result of these instruments are recognized in the Consolidated Statement of Operations when the underlying hedged item is extinguished or otherwise terminated. The Company does not hold or issue any derivative financial instruments for trading purposes and is not a party to leveraged instruments.

      The credit risks associated with the Company’s derivative financial instruments are controlled through the evaluation and monitoring of the creditworthiness of the counter parties. Although the Company may be exposed to losses in the event of nonperformance by the counter parties, the Company does not expect such losses, if any, to be significant.

     Goodwill and Other Intangibles

      Goodwill and other intangibles, net relate to the Company’s acquisitions of its consolidated subsidiaries. During the years ended 2001 and 2000, goodwill was amortized over a period of three years and assessed for impairment in accordance with SFAS No. 121. Effective January 1, 2002, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets,” and, as a result, the Company no longer amortizes goodwill and assesses the impairment of goodwill in accordance with the provisions of SFAS No. 142. Goodwill associated with the Company’s equity method investments is no longer amortized and continues to be assessed for impairment under the provisions of Accounting Principles Board (APB) No. 18 “Equity Method Investments”.

      Effective January 1, 2002, intangibles meeting the criteria in SFAS No. 142 for amortizable intangibles continue to be amortized over their remaining useful life. Amortization of intangibles not meeting the criteria in SFAS No. 142 for amortizable intangibles ceased as of January 1, 2002 and the intangibles are tested for impairment under the provisions of SFAS No. 142.

     Deferred Revenue

      Deferred revenue consists primarily of payments received in advance of revenue being earned under purchasing sourcing arrangements, software licensing, software installation, maintenance agreements and various start up fees.

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

     Net Loss Per Share

      Basic net loss per share (EPS) is computed using the weighted average number of common shares outstanding during each period. Diluted EPS includes common stock equivalents, unless anti-dilutive, that would arise from the exercise of stock options and conversion of other convertible securities and is adjusted, if applicable, for the effect on net income (loss) of such transactions. If a consolidated or equity method Partner Company has dilutive options or securities outstanding, diluted net income per share is computed by

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1. Significant Accounting Policies — (Continued)

deducting from income (loss) from continuing operations the income attributable to the potential exercise of the dilutive options or securities of the Partner Company.

      As the Company has incurred losses for the years ended December 31, 2002, 2001 and 2000, the effect of diluted securities are not included as they would be anti-dilutive.

     Issuances of Stock By Partner Companies

      At the time a Partner Company accounted for under the consolidation or equity method of accounting issues its common stock at a price different from the Partner Company’s book value per share, the Company’s share of the Partner Company’s net equity changes and the Company adjusts the basis in the Partner Company accordingly. If at that time, the Partner Company is not a newly-formed, non-operating entity, nor a research and development, start-up or development stage company, nor is there question as to the Company’s ability to continue in existence, the Company records the change in its share of the Partner Company’s net equity as a gain or loss in our Consolidated Statements of Operations. See Note 18.

     Foreign Currency Translation

      The functional currency for the Company’s foreign subsidiaries is the local currency of the country in which it operates. Assets and liabilities are translated using the exchange rate at the balance sheet date. Revenue, expenses, gains and losses are translated at the average exchange rate in the month those elements are recognized. Translation adjustments, which have not been material to date, are included in Other comprehensive income (loss) in our Consolidated Statements of Comprehensive Loss.

     Stock Based Compensation

      As permitted by SFAS No. 123, “Accounting for Stock Based Compensation,” the Company measures compensation cost in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, no compensation expense is recorded for stock options issued to employees that are granted at fair market value until they are exercised. Stock options issued to non-employees are recorded at fair value at the date of grant. Fair value is determined using the Black-Scholes model and the expense is amortized over the vesting period.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123,” which provides optional transition guidance for those companies electing to voluntarily adopt the accounting provisions of SFAS No. 123. In addition, the statement mandates certain new disclosures that are incremental to those required by SFAS No. 123. The Company will continue to account for stock-based compensation in accordance with APB No. 25. As such, the Company does not expect this standard to have a material impact on its consolidated financial position or results of operations. The Company has adopted the disclosure-only provisions of SFAS No. 148 at December 31, 2002.

      Had compensation cost been recognized pursuant to SFAS No. 148, the Company’s net loss would have been as follows (unaudited):

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1. Significant Accounting Policies — (Continued)

	Year Ended December 31,

	2002	2001	2000

	(in thousands)
Net loss, as reported	$(102,219)	$(2,338,730)	$(666,548)
Add stock-based employee compensation expense included in reported net loss, net of tax	13,128	29,103	25,747
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(37,282)	(49,694)	(210,787)

Pro forma net loss	$(126,373)	$(2,359,321)	$(851,588)

Net loss per share, as reported	$(0.38)	$(8.40)	$(2.42)
Pro forma net loss per share	$(0.47)	$(8.48)	$(3.10)

      The per share weighted-average fair value of options issued by the Company during 2002, 2001 and 2000 was $0.41, $1.20 and $33.89, respectively.

      The following assumptions were used to determine the fair value of stock options granted to employees by the Company through December 31, 2002:

Volatility	96-156.5%
Average expected option life	5 years
Risk-free interest rate	2.87-6.74%
Dividend yield	0.0%

      The Company also includes its share of its Partner Companies SFAS No. 148 pro forma expense in the Company’s SFAS No. 148 pro forma expense. The methods used by the Partner Companies included the minimum value method for private Partner Companies and the Black-Scholes method for public Partner Companies.

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

     Prior-period adjustments

      In accordance with generally accepted accounting principles, the Company has retroactively adjusted the prior periods to reflect the impact of a change in accounting for the Company’s ownership in Jamcracker from the cost method of accounting to the equity method of accounting. See Note 2.

     Reclassifications

      Certain prior year amounts have been reclassified to conform with the current year presentation. The impact of these changes is not material and did not affect net income (loss).

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1. Significant Accounting Policies — (Continued)

     Recent Accounting Pronouncements

      In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143, which addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs is effective for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of this new standard to have a material impact on its results of operations or financial position.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and certain portions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets, and requires that long-lived assets to be disposed of by sale be measured at the lower of the carrying amount or fair value less cost to sell, and reported separately in the assets and liabilities sections of the consolidated balance sheet. SFAS No. 144 also expands the reporting of discontinued operations to include components of an entity that have been or will be disposed of. The scope of SFAS No. 144 excludes long-lived assets, goodwill and other intangibles that are accounted for in accordance with SFAS No. 142. The adoption of SFAS No. 144, as of January 1, 2002, impacted the Company’s consolidated results of operations and statements of cash flows with the sale of assets related to two of the Company’s partner companies, Delphion and Logistics. See Note 9.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which is effective for fiscal years beginning after May 15, 2002. This statement rescinds the indicated statements and amends other existing pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 encourages early adoption of the provision of this standard that rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishments of Debt.” Accordingly, the Company elected to early adopt this provision during the second quarter of fiscal 2002. The Company reclassified extraordinary gains related to the early retirement of debt to Other Income (Expense) in the Consolidated Statements of Operations during the year ended December 31, 2001. The adoption of the remaining provisions of this new standard did not have a material impact on the Company’s results of operations or financial position.

      In March 2002, the EITF reached consensus on Issue 50, “Accounting for the conversion of a recourse note to a nonrecourse note” of EITF No. 00-23, “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44.” This consensus establishes that the conversion of a substantive recourse note to a nonrecourse note should be accounted for as the repurchase of the shares previously exercised where the repurchase amount is equal to the sum of (a) the then-current principal balance of the recourse note, (b) accrued interest, if any and (c) the intrinsic value of the new option. In most instances, compensation expense is recorded where the fair market value of the repurchased shares is less than the repurchase amount at the date of conversion. This consensus was applied prospectively to conversions of recourse notes to nonrecourse notes occurring after March 21, 2002 and resulted in compensation expense of approximately $3.7 million for 2002.

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which is effective for exit or disposal activities that are initiated after December 31, 2002. This statement nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructur-

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1. Significant Accounting Policies — (Continued)

ing).” This statement requires that liabilities associated with exit or disposal activities initiated after adoption be recognized and measured at fair value when incurred as opposed to at the date an entity commits to the exit or disposal plans. The Company expects the adoption of this new standard to have an impact on the timing of any future restructuring charges.

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which expands previously issued accounting guidance and disclosure requirements for certain guarantees. The interpretation requires an entity to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not expect this interpretation to have a material impact on its consolidated financial position or results of operations.

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which requires all variable interest entities (VIEs) to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIE. In addition, the interpretation expands disclosure requirements for both variable interest entities that are consolidated as well as VIEs from which the entity is the holder of a significant amount of the beneficial interests, but not the majority. The disclosure requirements of this interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements of this interpretation are effective for all periods beginning after June 15, 2003. It is possible that under the consolidation provisions we may be required to consolidate previously unconsolidated partner companies. The Company’s management is still assessing the impact of this interpretation.

      In December 2002, the FASB finalized EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This issue addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The final consensus of this issue is applicable to agreements entered into in fiscal periods beginning after June 15, 2003. Additionally, companies will be permitted to apply the guidance in this issue to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, “Accounting Changes.” The Company does not believe that adoption of this issue will have a material impact on its consolidated financial position, consolidated results of operations, or liquidity.

2. Acquisitions and impairments/dispositions of ownership interests in Partner Companies

      The following summarizes the Company’s goodwill and other intangibles, ownership interests in Partner Companies and impairments by method of accounting.

	December 31,

	2002	2001

	(in thousands)
Goodwill	$61,938	$55,806
Other intangibles	16,728	29,090

	$78,666	$84,896

Ownership interest in Partner Companies — Equity Method	$58,822	$152,240
Ownership interests in Partner Companies — Cost Method	12,910	27,147

	$71,732	$179,387

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Acquisitions and impairments/dispositions of ownership interests in Partner Companies — (Continued)

		Impairments
	Statements of	Year Ended December 31,
	Operations
	Presentation	2002	2001	2000

		(in thousands)
Consolidation Method	Impairment related and other	$—	$770,535	$134,925
Equity Method	Equity loss	29,498	440,484	157,768
Cost Method	Other income (loss), net	13,992	64,922	55,904

		$43,490	$1,275,941	$348,597

     Consolidated Companies — Acquisitions

      During 2002 and 2001, the Company completed acquisitions of new or follow-on majority ownership positions in Partner Companies, which were accounted for under the purchase method of accounting. The purchase price, including the carrying value of the ownership interest for Partner Companies previously accounted for under the equity method, have been allocated to the assets and the liabilities based upon their fair values at the date of the acquisition. The results of operations of each acquisition are included in the Company’s Consolidated Statements of Operations from the date of each acquisition. The assets and liabilities for these acquisitions were allocated as follows:

	Goodwill and Other	Working Capital	Other Assets
	Intangible Assets	(Deficit)	(Liabilities), Net

	(in thousands)
2002 Acquisitions
FreeBorders	$1,375	$625	$—
CommerceQuest	$6,500	$1,500	$—
ICG Commerce	$7,500	$18,500	$—
2001 Acquisitions
CommerceQuest	$44,047	$1,014	$(8,998)
OneCoast	$20,354	$(3,143)	$(8,704)
eCredit	$11,097	$(1,377)	$7,183

      Presented below is unaudited selected pro forma financial information for the years ended December 31, 2002 and 2001 as if the acquired Partner Companies accounted for under the consolidation method were included in the financial statements as consolidated subsidiaries for the entire periods presented. The unaudited selected financial information may not be indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of the period presented and is not intended to be a projection of future results.

	Year Ended December 31,

	2002	2001

		(as adjusted)

	(in thousands)
Revenue	$114,293	$120,733
Net loss	$(107,634)	$(2,371,546)
Basic and Diluted Net Loss per share	$(0.40)	$(8.52)

     Consolidated Companies — Impairments

      In June 2000, the Company acquired a controlling interest in RightWorks for 5,892,048 shares of the Company’s common stock valued at $754 million ($128 per share) and $22 million in cash. On March 8,

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Acquisitions and impairments/dispositions of ownership interests in Partner Companies — (Continued)

2001, the Company announced the merger of RightWorks with i2 Technologies. Based on the closing price of i2 Technologies stock at the date of the announcement ($21.43 per share), the Company recorded a non-cash, pre-tax loss of approximately $672.3 million. At March 8, 2001, all of RightWorks’ long-term net assets were classified as assets held for sale. As of March 31, 2001, i2 Technologies stock had declined significantly resulting in revaluation of the assets held for sale and an additional loss of $26.9 million or a total loss on sale of $699.2 million. On August 23, 2001, the merger closed and the Company received approximately 4.5 million shares of i2 Technologies common stock.

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

      In September 2000, after the Company acquired a controlling interest in PaperExchange.com for 4,864,221 shares of the Company’s common stock valued at $165.8 million, the plans to develop relationships with an existing paper consortium and exploit relationships with certain strategic partners deteriorated and the Chief Executive Officer of PaperExchange.com resigned. The impairment charge of $128.2 million was based on the estimated fair value of PaperExchange.com, which was determined by estimating the discounted future cash flows of the Company including the estimated proceeds upon disposition. PaperExchange.com ceased operations and filed for Chapter 7 bankruptcy in 2001.

      Also included in “Impairment related and other” are other impairment charges of $56.1 million and $6.7 million, for the years ended December 31, 2001 and 2000, respectively related to five other consolidated Partner Companies for which the Company had determined that it will not be able to recover its full investment. Additionally, during the year ended December 31, 2002, our consolidated Partner Companies recorded impairment charges, principally related to other intangibles, of approximately $2.4 million.

     Equity Method Companies — Acquisitions

      The Company’s original cost basis of Partner Companies accounted for under the equity method was $822.5 million and $859.7 million at December 31, 2002 and 2001, respectively. The excess of the Company’s carrying value in the ownership interests in these Partner Companies over its share of their net equity resulted in amortization of $141.3 million and $299.3 million for the years ended December 31, 2001 and 2000, respectively.

      The Company’s ownership in a Core partner company increased from 8% at December 31, 2001 to 21% at March 31, 2002. In accordance with Generally Accepted Accounting Principles, the Company has retroactively adjusted the prior periods to reflect the impact of a change in accounting for the Company’s ownership in this company from the cost method of accounting to the equity method of accounting. Equity loss was increased by $9.6 million and $6.6 million to reflect the Company’s loss for the years ended December 31, 2001 and 2000, respectively, as if this partner company was accounted for as an equity method company.

      The following unaudited summarized financial information for Partner Companies accounted for under the equity method of accounting at December 31, 2002 and 2001 has been compiled from the financial statements of the respective Partner Companies.

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Acquisitions and impairments/dispositions of ownership interests in Partner Companies — (Continued)

     Balance Sheets

	As of December 31,

	2002	2001

		(as adjusted)

	(in thousands)
Current assets	$203,954	$471,160
Non-current assets	152,912	463,945

Total assets	$356,866	$935,105

Current liabilities	$136,732	$308,551
Non-current liabilities	76,759	137,582
Stockholders’ equity	143,375	488,972

Total liabilities and Stockholders’ equity	$356,866	$935,105

     Results of Operations

	Year Ended December 31,

	2002	2001	2000

		(as adjusted)	(as adjusted)

	(in thousands)
Revenue	$391,991	$1,778,900	$1,150,258
Net loss	$(225,137)	$(1,564,427)	$(1,594,498)

     Equity Method Companies — Impairments

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

      In December 1999, the Company acquired an ownership interest in MetalSite, Inc. (“MetalSite”) for the company’s common stock valued at $150 million (approximately $176 per share) and cash of $30 million. During the fourth quarter of 2000, the Company determined that there was an other than temporary decline in the fair value of MetalSite and recorded an impairment charge of $112.7 million, in accordance with its accounting policy.

      In addition to the equity impairments noted above, the Company also recorded impairment charges during the years ended December 31, 2002, 2001 and 2000 of $29.5 million, $73.0 million and $45.1 million, respectively, related to thirteen other equity method Partner Companies of which eleven have been subsequently disposed of or ceased operations. The impairment charges of these equity method companies have been included in the Company’s Consolidated Statement of Operations as “Equity loss”.

     Cost Method Companies — Impairments

      The Company’s original cost basis of Partner Companies accounted for by the cost method was $39.3 million and $74.8 million at December 31, 2002 and 2001, respectively.

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Acquisitions and impairments/dispositions of ownership interests in Partner Companies — (Continued)

      The Company recorded $14.0 million, $64.9 million and $55.9 million in impairment charges during the years ended December 31, 2002, 2001 and 2000, respectively, related to cost method Partner Companies for which it has been determined that the Company will not be able to recover its full investment”.

3. Goodwill and Other Intangible Assets

      Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually for impairment in accordance with this statement. Accordingly, the Company ceased amortization of all goodwill and indefinite-lived intangible assets as of January 1, 2002. During the first quarter of 2002, the Company completed the transitional impairment test of other intangible assets, which indicated that the Company’s other intangible assets were not impaired. During the second quarter of 2002, the Company completed the transitional impairment test of goodwill, which indicated that the Company’s goodwill was not impaired. As of December 31, 2002, goodwill was allocated to the Company’s segments as follows: Core — $60.8 million; Emerging —$1.1 million. Amortizable intangible assets as of December 31, 2002 and 2001 of $16.0 million and $28.3 million, respectively, are included in other assets in the Company’s Consolidated Balance Sheets. Unamortizable intangible assets of $0.8 million and $0.8 million, as of December 31, 2002 and 2001, respectively, are included in other assets in the Company’s Consolidated Balance Sheets. Other intangible assets that meet the new criteria continue to be amortized over their useful lives as shown in the table below.

		As of December 31, 2002

	Useful	Gross Carrying	Accumulated	Net Carrying
Amortizable Intangible Assets	Life	Amount	Amortization	Amount

		(in thousands)
Customer Base	3-5 years	$15,540	$(7,051)	$8,489
Technology	3-5 years	20,890	(13,397)	7,493

		$36,430	$(20,448)	$15,982

		As of December 31, 2001

	Useful	Gross Carrying	Accumulated	Net Carrying
	Life	Amount	Amortization	Amount

Customer Base	3-5 years	$16,640	$(2,275)	$14,365
Technology	3-5 years	20,148	$(6,173)	13,975

		$36,788	$(8,448)	$28,340

      Amortization expense for intangible assets that meet the new criteria during years ended December 31, 2002 and 2001 was $12.0 million and $6.1 million, respectively. Additionally, there was amortization expense related to pre SFAS No. 142 goodwill and intangibles in the years ended December 31, 2001 and 2000 of $119.8 million and $239.8 million, respectively.

      Estimated amortization expense for the five succeeding fiscal years ended is as follows (in thousands):

December 31, 2003	$9,755
December 31, 2004	$4,364
December 31, 2005	$1,737
December 31, 2006	$126
December 31, 2007 and thereafter	$—

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. Goodwill and Other Intangible Assets — (Continued)

      The following table reconciles the “reported” net loss to the “as adjusted” net loss after adding pre SFAS No. 142 goodwill and intangibles amortization back to the net loss and net loss per share for the years ended December 31, 2002 and 2001:

	Year Ended December 31,

	2002	2001

		(as adjusted)

	(in thousands, except for per
	share data)
Reported net loss	$(102,219)	$(2,338,730)
Amortization of goodwill	—	119,740
Equity loss — goodwill amortization	—	125,735

Adjusted loss	$(102,219)	$(2,093,255)

Basic and diluted income (loss) per share:
Reported	$(0.38)	$(8.40)
Amortization of goodwill	—	0.43
Equity loss — goodwill amortization	—	0.45

Adjusted net loss per share	$(0.38)	$(7.52)

4. Derivative Financial Instruments

      In September 2001, the Company entered into a variable share forward contract to hedge 1.8 million shares of its holdings of i2 Technologies common stock. At December 31, 2001, approximately 0.5 million shares were held in escrow. These shares were released to the Company in 2002, are still held and have not been hedged. At December 31, 2002 and 2001, the Company’s holdings of i2 Technologies and related forward contract was valued at $10.1 million and $16.1 million, respectively. Based on the terms of the contract, the i2 Technologies forward contract and related shares will be worth a minimum of $9.7 million or $5.38 per share and a maximum of $20.2 million or $11.23 per share at maturity in September 2003. The forward contract limits the Company’s exposure to and benefits from price fluctuations in the underlying equity securities. The Company has designated the forward contract as a cash flow hedge and recorded the forward contract at its estimated fair value, with unrealized gains and losses resulting from changes in fair value recorded as a component of “Accumulated other comprehensive loss” and changes due to the ineffectiveness of these instruments in “Other income (loss), net”. Unrealized gains and losses as a result of these instruments are recognized in the Consolidated Statements of Operations when the underlying hedged item is extinguished or otherwise terminated.

      The adoption of SFAS No. 133 resulted in recording $7.9 million of decline in fair value of warrants held in Partner Companies to “Cumulative effect of change in accounting principle” in the Consolidated Statement of Operations as of January 1, 2001. The fair value of warrants held in Partner Companies was $53.7 million on January 1, 2001. Estimated losses on the fair value of all outstanding warrants for years ended December 31, 2002 and 2001, was approximately $0.9 million and $53.9 million, respectively. The Company acquired warrants which had a value of $13.1 million and disposed of warrants which had a value of $6.4 million during the year ended December 31, 2001. The Company exercised warrants which had a value of $0.4 million and $4.4 million during the years ended December 31, 2002 and 2001, respectively. The estimated fair value of warrants held in Partner Companies was approximately $0.8 million and $2.1 million at December 31, 2002 and 2001, respectively.

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. Available-for-Sale Securities

      Available-for-sale securities represent the Company’s holdings in marketable equity securities and related hedge. The cost, unrealized holding gains/(losses), and fair value of available-for-sale securities at December 31, 2002 and 2001 were as follows:

		Unrealized Holding
	Cost	Gains/(Losses)	Fair Value

	(in thousands)
2002
i2 Technologies	$9,763	$377	$10,140
divine	166	(78)	88

	$9,929	$299	$10,228

2001
i2 Technologies	$15,791	$287	$16,078
divine	2,033	(996)	1,037
Other equity securities	56	218	274

	$17,880	$(491)	$17,389

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

      In 2002 and 2001, the Company purchased and extinguished $163.0 million and $120.2 million face value of convertible subordinated notes for $48.8 million and $35.5 million in cash, respectively. The purchases resulted in a gain, net of expenses from the extinguishments in the amounts of $111 million and of $81 million, respectively, that were included in “Other income (expense), net” in the Company’s Consolidated Statement of Operations.

      The Company recorded interest expense of $20.0 million and $29.7 million relating to these notes during the years ended December 31, 2002 and 2001, respectively, with interest payments due semi-annually through December 21, 2004. Issuance costs of $18.3 million have been recorded in other assets and are being amortized as interest expense over the term of the notes using the effective interest method. In connection with the Company’s early extinguishments of debt in 2002 and 2001, approximately $4.9 million of these issuance costs was immediately expensed and included in the computation of the gain. As of December 31, 2002, the remaining balance of these issuance costs is approximately $3.3 million and is included in other assets in the Company’s Consolidated Balance Sheets.

     Loan and Credit Agreements

      On September 30, 2002, the Company entered into a loan agreement with Comerica Bank to provide for the issuance of letters of credit (the “Loan Agreement”). The Loan Agreement provides for issuances of letters of credit up to $20 million subject to a cash-secured borrowing base as defined by the Loan Agreement. Issuance fees of 0.50% per annum of the face amount of each letter of credit will be paid to Comerica Bank subsequent to issuance. The Loan Agreement also is subject to a 0.25% per annum unused commitment fee

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. Debt — (Continued)

payable to the bank quarterly. As of December 31, 2002, $5.9 million in letters of credit were outstanding under the loan agreement and amounts secured under the Loan Agreement is included in “Restricted Cash” on the Company’s Consolidated Balance Sheets. As of December 31, 2001, $8.6 million in letters of credit from the Company’s previous credit facility were outstanding under the previous agreement and was reported as “Restricted Cash” on the Company’s Consolidated Balance Sheets.

     Other Long-Term Debt

      The Company’s long-term debt at December 31, 2002 of $19.6 million relates to its Consolidated Partner Companies, and primarily consists of secured notes due to stockholders and outside lenders of CommerceQuest, FreeBorders, OneCoast and capital lease commitments. $3.3 million of this debt is secured by cash collateral, which is included in “Restricted Cash” on the Company’s Consolidated Balance Sheets.

		As of December 31,

	Interest Rates	2002	2001

Bank Debt	Prime + 1.75%	$3,300	$3,250
Notes payable	4.25% - 40.51%	15,567	23,208
Capital leases	12.0% - 14.39%	780	1,343

		19,647	27,801
Current maturities		(11,728)	(17,156)

Long term debt		$7,919	$10,645

      Aggregate maturities for long-term debt at December 31, 2002 are $11.7 million in 2003, $7.1 million in 2004 and $0.8 million in 2005.

7. Fixed Assets

		As of December 31,

	Useful Life	2002	2001

		(in thousands)
Computer equipment and software, office equipment and furniture	3 - 10 years	$35,947	$38,438
Leasehold improvements	1 - 7 years	6,753	6,116

		42,700	44,554
Less: accumulated depreciation and amortization		(32,408)	(23,819)

		$10,292	$20,735

      Depreciation expense for the years ended December 31, 2002, 2001 and 2000 was $9.8 million, $18.3 million and $6.7 million, respectively.

8. Restructuring

      During 2002, 2001 and 2000, the Company and its consolidated Partner Companies implemented restructuring plans designed to reduce cost structures by closing and consolidating offices, disposing of fixed assets and reducing their workforces. In 2002, 2001 and 2000, the Company and its consolidated partner companies recorded $10.0 million, $56.2 million and $25.9 million, respectively, primarily consisting of additional employee severance and office closure costs related to workforce reductions. The restructuring costs

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. Restructuring — (Continued)

include the estimated costs to close offices including costs to fulfill the Company’s obligations under signed lease contracts and the write-off of leasehold improvements. Employee severance and related benefits include the estimated costs of cash severance and non-cash charges for the acceleration of stock options and forgiveness of interest on employee stock option loans. Cash severance was paid in a lump sum or over the shorter of a six-month period or until new employment. These charges are included in “Impairment related and other” in the Consolidated Statements of Operations.

      Restructuring activity is summarized as follows:

				Non-cash
	Accrual at			Items	Accrual at
	December 31,	Restructuring	Cash	Expensed	December 31,
	2001	Charges	Payments	Immediately	2002

	(in thousands)
Restructuring — 2002
Office closure cost	$—	$3,402	$(434)	$(1,573)	$1,395
Employee severance and related benefits	—	7,093	(5,867)	(40)	1,186

	—	10,495	(6,301)	(1,613)	2,581
Restructuring — 2001
Office closure cost	11,807	—	(2,684)	—	9,123
Employee severance and related benefits	2,650	(486)	(1,904)	—	260

	14,457	(486)	(4,588)	—	9,383
Restructuring — 2000
Lease Termination Costs	203	—	(54)	—	149

	$14,660	$10,009	$(10,943)	$(1,613)	$12,113

9. Discontinued Operations

      In 2002, two Partner Companies of the Company sold substantially all of their assets. In accordance with SFAS No. 144, these Partner Companies have been treated as discontinued operations. Accordingly, the operating results of these two discontinued operations have been presented separately from continuing operations and include the gains recognized on disposition. The gain on sale of $10.3 million related to these two transactions is included in the line item “Loss on discontinued operations” in our Consolidated Statements of Operations. Accordingly, revenues and operating results for 2002, 2001 and 2000 is presented, net, in one line item “Loss on discontinued operations” in our Consolidated Statements of Operations. These two former consolidated subsidiaries, Delphion and Logistics.com, had aggregate revenues of $16.1 million, $8.0 million and $0.7 million for 2002, 2001 and 2000, respectively. The Company’s share of the net losses of Delphion and Logistics.com totaled $19.3 million, $32.9 million and $7.0 million for 2002, 2001 and 2000, respectively.

      The sale of the assets of Delphion occurred on December 13, 2002 with proceeds distributed to the Company of approximately $10.0 million. Additional proceeds of $2.9 million could be distributed to the Company within eighteen months of the sale transaction. This amount is being held in escrow as security for any potential future indemnification obligations. The Company will record a “Gain on Discontinued Operations” if these additional amounts are received.

      The sale of the assets of Logistics.com occurred on December 31, 2002 with proceeds distributed to the Company of approximately $10.8 million. The Company received an additional $0.5 million in early January

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. Discontinued Operations — (Continued)

2003. Additional proceeds of $1.4 million could be distributed to the Company within twelve months of the sale transaction. This amount is being held in escrow as security for any potential future indemnification obligations. The Company will record a “Gain on Discontinued Operations” if these additional amounts are received.

10. Segment Information

      The Company’s reportable segments using the “management approach” under SFAS No. 131, “Disclosure About Segments of a Business Enterprise and Related Information,” consist of two operating segments, the Core Operating Segment and the Emerging Operating Segment. Each segment includes the results of the Company’s Consolidated Partner Companies and records the Company’s share of earnings and losses of Partner Companies accounted for under the equity method of accounting and captures our basis in the assets of all of our partner companies. The Company’s and Partner Companies’ operations were principally in the United States of America during all periods presented.

      The Core operating segment includes those partner companies in which the Company’s management takes a very active role in providing strategic direction and management assistance. The Emerging operating segment includes investments in companies that are, in general, managed to provide the greatest near term stockholder value.

      The following summarizes the unaudited selected information related to the Company’s segments. All significant intersegment activity has been eliminated. Assets are owned or allocated assets used by each operating segment.

	For the Year Ended December 31, 2002

				Reconciling Items

				Discontinued
				Operations
			Total	and			Consolidated
	Core	Emerging	Segment	Dispositions	Corporate	Other	Results

	(in thousands)
Revenues	$107,964	$507	$108,471	$—	$—	$(14)	$108,457
Net loss	$(104,608)	$(17,272)	$(121,880)	$(4,750)	$(55,026)	$79,437	$(102,219)
Assets	$221,188	$17,451	$238,639	$5,746	$121,861	$—	$366,246
Capital expenditures	$(959)	$(2)	$(961)	$—	$—	$—	$(961)

	For the Year Ended December 31, 2001

				Reconciling Items

				Discontinued
				Operations
			Total	and			Consolidated
	Core	Emerging	Segment	Dispositions	Corporate	Other	Results

	(in thousands)
Revenues	$91,155	$2,936	$94,091	$22,855	$—	$(1,295)	$115,651
Net loss	$(525,202)	$(102,232)	$(627,434)	$(394,786)	$(108,617)	$(1,207,893)	$(2,338,730)
Assets	$236,589	$64,302	$300,891	$67,158	$286,998	$—	$655,047
Capital expenditures	$(2,302)	$(184)	$(2,486)	$(2,895)	$(348)	$—	$(5,729)

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. Segment Information — (Continued)

	For the Year Ended December 31, 2000 (as adjusted)

				Reconciling Items

				Discontinued
				Operations
			Total	and			Consolidated
	Core	Emerging	Segment	Dispositions	Corporate	Other	Results

	(in thousands)
Revenues	$7,809	$2,979	$10,788	$33,770	$—	$(2,320)	$42,238
Net loss	$(472,191)	$(91,056)	$(563,247)	$(705,398)	$(135,860)	$737,957	$(666,548)
Assets	$1,010,527	$197,593	$1,208,120	$1,698,553	$423,910	$—	$3,330,583
Capital expenditures	$(16,951)	$(2,543)	$(19,494)	$(19,349)	$(11,463)	$—	$(50,306)

*	Other reconciling items to loss are as follows:

	2002	2001	2000

Impairment (Note 2)	$(43,490)	$(1,275,941)	$(348,597)
Taxes	(179)	12,584	319,449
Minority interest	15,438	108,223	84,245
Change in accounting principle	—	(7,886)	—
Other income (Note 18)	107,668	(44,873)	682,860

	$79,437	$(1,207,893)	$737,957

11. Parent Company Financial Information

      Parent company financial information is provided to present the financial position and results of operations of the Company as if the Partner Companies accounted for under the consolidation method of accounting were accounted for under the equity method of accounting for all applicable periods presented. The Company’s share of the consolidated Partner Companies’ losses is included in “Equity loss” in the Parent Company Statements of Operations for all periods presented based on the Company’s ownership percentage in each period. The carrying value of the consolidated companies as of December 31, 2002, 2001 and 2000 is included in “Ownership interests in Partner Companies” in the Parent Company Balance Sheets.

     Parent Company Balance Sheets

	As of December 31,

	2002	2001

		(as adjusted)

	(in thousands)
Assets
Current assets	$100,968	$238,402
Ownership interests in Partner Companies	140,621	236,832
Available for sale securities and other	18,408	37,916

Total assets	$259,997	$513,150

Liabilities and stockholders’ equity
Current liabilities	$28,529	$32,352
Convertible subordinated notes	283,114	446,061
Stockholders’ equity (deficit)	(51,646)	34,737

Total liabilities and stockholders’ equity	$259,997	$513,150

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. Parent Company Financial Information — (Continued)

     Parent Company Statements of Operations

	Year Ended December 31,

	2002	2001	2000

		(as adjusted)	(as adjusted)

	(in thousands)
Revenue	$—	$—	$—
Operating Expenses
General and administrative	34,680	51,964	85,832
Impairment related and other	1,499	32,862	25,919
Research and development	—	—	22,548

Total operating expenses	36,179	84,826	134,299

	(36,179)	(84,826)	(134,299)
Other income (expense), net	103,993	(107,703)	626,956
Interest expense, net	(18,847)	(23,791)	(1,561)

Income (loss) before income taxes and equity loss	48,967	(216,320)	491,096
Income taxes	—	12,174	318,317
Equity loss	(151,186)	(2,126,698)	(1,475,961)

Loss before cumulative effect of change in accounting principle	(102,219)	(2,330,844)	(666,548)
Cumulative effect of change in accounting principle	—	(7,886)	—

Net loss	$(102,219)	$(2,338,730)	$(666,548)

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. Parent Company Financial Information — (Continued)

     Parent Company Statements of Cash Flows

	Year Ended December 31,

	2002	2001	2000

		(as adjusted)	(as adjusted)

	(in thousands)
Operating Activities
Net loss	$(102,219)	$(2,338,730)	$(666,548)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,741	1,872	2,442
Purchased in process research and development	—	—	11,470
Impairment related and other	1,499	9,014	25,919
Stock-based compensation	9,525	11,764	7,104
Equity loss	151,186	2,126,698	1,475,961
Other income (loss)	(103,993)	107,703	(626,956)
Deferred taxes	—	(12,174)	(318,317)
Cumulative effect of change in accounting principle	—	7,886	—
Change in assets and liabilities, net of effect of acquisitions:
Restricted cash	549	(9,729)	—
Accounts receivable, net	58	1,373	(1,561)
Prepaid expenses and other assets	8,968	4,843	(10,534)
Accounts payable	40	(5,976)	102
Accrued expenses	(9,025)	4,089	10,653
Deferred revenue	—	—	100
Other liabilities	—	—	180

Net cash used in operating activities	(41,671)	(91,367)	(89,985)

Investing Activities
Capital expenditures	—	(658)	(11,463)
Proceeds from disposals of fixed assets	40	310	—
Proceeds from sales of available-for-sale securities	87	182,500	179,606
Proceeds from sales of ownership interests in Partner Companies	42,219	168,270	35,310
Acquisitions of ownership interests in Partner Companies, net	(88,781)	(162,265)	(1,300,812)
Purchase of short-term investments	(1,996)	—	(10,057)
Proceeds from maturities of short-term investments	4,948	95	—

Net cash (used in) provided by in investing activities	(43,283)	188,252	(1,107,416)

Financing activities
Issuance of common stock, net	—	846	7,206
Repurchase of convertible subordinated notes	(48,752)	(35,456)	—
Repayment of loans from employees	—	3,342	13,588
Other	—	11	—

Net cash (used in) provided by financing activities	(48,752)	(31,257)	20,794

Net Increase (Decrease) in Cash and Cash Equivalents	(133,706)	65,628	(1,176,607)
Cash and cash equivalents at beginning at year	215,581	149,953	1,326,560

Cash and Cash Equivalents at End of Year	$81,875	$215,581	$149,953

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. Stockholders’ Equity (Deficit)

      During 2000, the Company increased its authorized capital stock to 2,000,000,000 shares of common stock, par value $0.001 per share. The holders of common stock are entitled to one vote per share and are entitled to dividends as declared.

      Dividends may be restricted by the inability to liquidate ownership interests in Partner Companies to fund cash dividends and may be subject to the preferential rights of the holders of the Company’s preferred stock, if any. No cash dividends have been declared to date and may not be declared for the foreseeable future.

      The Company may establish one or more classes or series of preferred stock. The holders of the preferred stock may be entitled to preferences over common stockholders with respect to dividends, liquidation, dissolution, or winding up of the Company, as established by the Company’s Board of Directors. At December 31, 2002 and 2001, 10,000,000 shares of preferred stock were authorized; no shares have been issued.

  Stockholder Rights Plan

      During 2000, the Company enacted a stockholder rights plan. Under the stockholder rights plan, preferred stock purchase rights were distributed as a dividend at the rate of one right for each share of Common Stock outstanding as of the close of business on December 6, 2000. Each right entitles the holder to purchase from the Company one ten-thousandth of a share of Series A Junior Participating Preferred Stock of the Company at an exercise price of $100 per right. The rights attached to the Company’s Common Stock are not currently exercisable. The rights become exercisable and will separate from the Common Stock (1) ten calendar days after a person or group acquires, or announces the intent to acquire, beneficial ownership of 15% or more of the Company’s Common Stock, or (2) ten business days (or a later date following such announcement if determined by the Board of Directors of the Company in accordance with the plan) after the announcement of a tender offer or an exchange offer to acquire 15% or more of the Company’s outstanding Common Stock.

      The rights are redeemable for $0.0001 per right at the option of the Company’s Board of Directors at any time prior to the close of business on the tenth business day after the announcement of a stock acquisition event described above. If not redeemed, the rights will expire on November 22, 2010. Prior to the date upon which the rights would become exercisable under the plan, the Company’s outstanding stock certificates will represent both the shares of Common Stock and the rights will trade only with the shares of common stock.

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

  Common Stock Issued for Acquisitions

      During 2001 and 2000, the Company issued 2,664,904 and 22,584,094 shares of common stock for acquisitions of Partner Companies. These transactions resulted in recording increases to additional paid-in capital of $2.1 million and $1.6 billion for 2001 and 2000, respectively. See Note 2.

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. Stock Option Plans

      Incentive or non-qualified stock options may be granted to Company employees, directors and consultants under the Membership Profit Interest Plan (“MPI Plan”), the 1999 Equity Compensation Plan (“1999 Plan”) or the LGO Corporation 2001 Equity Compensation Plan (f/k/a Logistics.com 2001 Equity Compensation Plan) (“LGO Plan”, together with the MPI Plan and the 1999 Plan, the “Plans”). Generally, the grants vest over a two to five year period and expire eight to ten years after the date of grant. At December 31, 2002, the Company reserved 9.2 million shares of common stock under the Plans, for possible future issuance. Most Partner Companies also maintain their own stock option plans.

      The following table summarizes the activity of the Company’s stock option plans:

	Weighted Average

	Shares	Exercise Price

Outstanding at December 31, 1999	5,173,000	$23.74
Options granted	30,667,758	39.63
Options exercised	(340,087)	3.04
Options canceled/forfeited	(6,185,636)	61.34

Outstanding at December 31, 2000	29,315,035	29.47
Options granted	14,420,500	1.74
Options exercised	(663,333)	1.27
Options canceled/forfeited	(17,348,284)	41.99

Outstanding at December 31, 2001	25,723,918	9.30
Options granted	8,104,446	0.42
Options canceled/forfeited	(11,851,023)	12.46

Outstanding at December 31, 2002	21,977,341	$4.32

      At December 31, 2002, 2001, and 2000 there were 7,616,707, 4,898,462 and 8,431,637 options exercisable at a weighted average exercise price of $7.51, $13.47 and $41.78 per share under the plans, respectively.

      The following table summarizes information about stock options outstanding at December 31:

		Weighted		Weighted		Weighted
		Average		Average		Average
		Remaining		Remaining		Remaining
	Number	Contractual	Number	Contractual	Number	Contractual
	Outstanding	Life	Outstanding	Life	Outstanding	Life
Exercise Price	at 2002	(in Years)	at 2001	(in Years)	at 2000	(in Years)

$ 0.23 – $ 5.00	19,118,178	8.7	18,394,137	9.1	7,765,334	9.2
$ 5.01 – $ 15.00	1,574,257	7.9	3,692,318	8.9	7,867,950	9.6
$15.01 – $ 50.00	1,069,466	7.5	2,245,589	8.5	6,726,119	9.8
$50.01 – $110.50	215,440	7.2	1,391,874	8.2	6,955,632	9.9

	21,977,341		25,723,918		29,315,035

      In 2002 and 2001, the Company issued a total of 10,385,350 shares of restricted stock to employees which vested in 2002 and vest in 2003. Recipients of restricted stock do not pay any cash consideration to the Company for the shares, have the right to vote all shares subject to such grant, and receive all dividends with respect to such shares, whether or not the shares have vested. The value of the restricted stock at the date of grant of $1.2 million and $16.1 million for the years ended December 31, 2002 and 2001, respectively, was

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. Stock Option Plans (Deficit) — (Continued)

recorded as deferred compensation. Compensation expense totaled $4.5 million and $9.7 million for the years ended December 31, 2002 and 2001, respectively, related to this restricted stock. During 2002, 2,204,155 shares of restricted stock were forfeited upon employee terminations with deferred compensation totaling $2.0 million being reversed. There were 3,453,583 shares of restricted stock subject to vesting at December 31, 2002.

      In April through July 1999, the Company’s Compensation Committee of the Board of Directors authorized the acceptance of full recourse promissory notes totaling $79.8 million from certain employees and a director as consideration for exercising all or a portion of their vested and unvested stock options issued under the 1999 Plan (a total of 35,991,500 shares of common stock were issued in connection with these exercises). These notes receivable were recorded as a reduction of Stockholders’ Equity. The Company has the right, but not the obligation, to repurchase unvested shares under certain circumstances. The exercise of unvested options by the employees and director and the acceptance of promissory notes by the Company was in accordance with the terms of the Company’s equity compensation plans and related option agreements. The Company’s Compensation Committee of the Board of Directors also approved loaning employees the funds, under the terms of full recourse promissory notes, to pay the income taxes that became due in connection with the option exercises. The tax loans totaled approximately $8.1 million and were included in other assets on the Company’s Consolidated Balance Sheets. In addition, the Company had been accruing interest on these notes which totaled approximately $5.4 million. During the fourth quarter of 2002, as the Company was reviewing the recoverability of these tax loans and interest receivable, it was determined that it was appropriate to record a provision for a possible loss in the amount of approximately $5.5 million relating to the tax loans and the interest receivable. This provision was included in selling, general and administrative expense on the Company’s Consolidated Statements of Operations during the year ended December 31, 2002.

      In March 2001, the Company’s Compensation Committee of the Board of Directors approved the modification of certain of the promissory notes from full recourse to 25% recourse of the original loan principal, the modification of the interest rate on the notes to the applicable Federal rate as of the date of modification and extension of the term of the loan from five years to seven years. These modifications were communicated to eligible employees shortly after such approval and were documented during the course of 2001, with the final documents executed in December 2001. The Company also offered eligible employees the opportunity to receive accelerated vesting of restricted stock underlying the loans in exchange for extended vesting of stock options and/or restricted stock previously granted in 2001. The 2001 modifications to the notes resulted in accounting for the notes and underlying stock as options to purchase common stock. Accordingly, the remaining principal balances of the notes subject to the modifications of approximately $26.5 million were reclassified to additional paid-in capital at December 31, 2001. As of the modification date, these new options have been treated for accounting purposes as variable awards The impact of these variable awards has not been significant through December 31, 2002.

      During the fourth quarter of 2002, the Company modified the loan recourse for certain stockholder loans for former employees who had been laid off in 2000 and 2001 from full recourse to 25% recourse of the original loan principal. In accordance with EITF Issue No. 00-23, “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44”, the Company recorded this modification as a treasury stock transaction for the repurchase of outstanding shares at the fair value of the stock underlying the notes (which was $0.6 million at the date of the modification). The principal balance of the notes of $4.3 million was reduced and compensation expense of $3.7 million was recorded for the amount of the note in excess of the repurchase amount.

      During 2002 and 2001, the Company exercised its rights to repurchase a total of 11,763,650 shares of stock underlying the notes at cost in exchange for cancellation of the associated promissory notes totaling $30.8 million upon the termination of the employee noteholders.

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. Stock Option Plans (Deficit) — (Continued)

      Included in the 2000 option grants are 188,750 stock options to non-employees. The fair value of these options of $6.7 million was recorded as deferred compensation in 2000 and is being amortized over the vesting period. The fair value of these options was determined using the Black-Scholes model assuming a volatility range of approximately 100-150%, a dividend yield of 0%, a contractual option life of 10 years and risk-free interest rates ranging from 5.4-5.7%.

14. Income Taxes

      Total income tax expense (benefit) was allocated as follows:

	Year Ended December 31,

	2002	2001	2000

	(in thousands)
Income from continuing operations	$179	$(12,584)	$(319,449)
Discontinued operations	—	(2,917)	(7,806)

Total	$179	$(15,501)	$(327,255)

      The provision for income tax expense (benefit) consists of:

	Year Ended December 31,

	2002	2001	2000

	(in thousands)
Current	$179	$49	$428
Deferred	—	(15,550)	(327,683)

Total	$179	$(15,501)	$(327,255)

      The current expense consists of foreign income taxes.

      At December 31, 2002, the Company had net operating loss carry forwards of approximately $705 million which may be used to offset future taxable income. Approximately $424 million of these carry forwards are subject to significant limitations on their utilization due to ownership changes experienced by certain consolidated Partner Companies. Additional limitations on the utilization of these carry forwards may be imposed if the Company experiences a change in ownership. These carry forwards expire between 2008 and 2022.

      A valuation allowance has been provided for the Company’s net deferred tax asset as the Company believes, after evaluating all positive and negative evidence, historical and prospective, that it is more likely than not that these benefits will not be realized.

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. Income Taxes — (Continued)

      The Company’s net deferred tax asset (liability) consists of the following:

	As of December 31,

	2002	2001

	(in thousands)
Net operating loss carry forward	$260,922	$107,068
Capital loss carry forward	137,044	94,382
Tax credit carry forward	1,233	1,233
Other comprehensive income	(111)	182
Reserves and accruals	15,479	5,077
Other, net	1,470	1,735
Partner Company basis difference	359,926	433,481
Stock compensation	(811)	(1,444)
Intangible assets	3,931	12,338
Valuation allowance	(779,083)	(654,052)

Net deferred tax asset (liability)	$—	$—

      The effective tax rate differs from the federal statutory rate as follows:

	As of December 31,

	2002	2001	2000

Tax benefit at statutory rate	(35.0)%	(35.0)%	(35.0)%
Stock-based compensation	1.7%	0.2%	0.6%
Non-deductible expenses and other	4.4%	0.4%	0.8%
In process research and development	—	—	0.4%
Amortization of goodwill and other intangibles	—	4.7%	2.5%
Foreign and state taxes, net	0.1%	—	(1.7)%
Consolidated subsidiaries provision	—	—	(0.2)%
Losses not benefited	—	0.9%	—
Valuation allowance	29.0%	28.3%

	0.2%	(0.5)%	(32.6)%

15. Related Parties

      The Company provides strategic and operational support to its Partner Companies in the normal course of its business. These services are generally provided by the Company’s employees, members of its Advisory Board and Board of Directors and outside consultants. The costs related to employees are paid by the Company and are reflected by the Company in general and administrative expenses. Members of the Company’s Advisory Board are generally compensated with stock options in the Company which are accounted for in accordance with SFAS No. 123 with any expense related to these options included in stock-based compensation. Members of the Company’s Board of Directors are generally compensated with stock options and cash in the Company which are accounted for in accordance APB No. 25. The costs of outside consultants are generally paid directly by the Partner Company.

      The Company entered into various cost sharing arrangements with a stockholder, Safeguard Scientifics, during 2002, 2001 and 2000, whereby the Company reimbursed, under fair market terms, this stockholder for

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

certain operational expenses. The amounts incurred for such items were $0.4 million, $0.6 million and $1.0 million in 2002, 2001 and 2000, respectively.

      The Company paid $11.1 million to a Partner Company during 2000 for research and development projects principally relating to the development of a technology platform to allow market makers to conduct business-to-business transactions.

      The Company provided executive recruiting services to its Partner Companies in the normal course of business. These services were provided by the Company’s employees and were billed under fair market terms. During 2001 and 2000, Partner Companies incurred costs of $0.8 million and $6.2 million, respectively, payable to the Company, and $0.1 million is included in accounts receivable, net, on the Company’s Consolidated Balance Sheets at December 31, 2001 related to these services. The Company discontinued these services in 2001.

      The Company has leased one of its executives to an equity method Partner Company. As of December 31, 2002, the Company has recorded a receivable totaling $0.2 million for reimbursement of services.

      Also see Note 19.

16. Other supplemental non-cash financing and investing activities

      Interest paid in 2002, 2001 and 2000, was $21.0 million, $40.7 million and $33.2 million, respectively.

      No income taxes were paid in 2002, 2001 or 2000 as the Company had a net operating loss.

17. Defined Contribution and Benefit Plans

      The Company has defined contribution plans that cover substantially all employees. Participants may contribute a percentage of pre-tax compensation, as defined, not to exceed IRS limitations.

      During 2002, one of the Company’s consolidated subsidiaries made matching contributions of $0.1 million. At December 31, 2002 and 2001, one of the Company’s consolidated subsidiaries maintained a defined benefit plan covering the majority of its German employees. At December 31, 2002 and 2001, a liability of $4.2 million and $3.2 million, respectively, is included in “Other liabilities” in the Company’s Consolidated Balance Sheets.

18. Other Income

Other Income (Loss), net

      Other income (loss), net consists of the effect of transactions and other events incidental to the Company’s ownership interests in its Partner Companies and its operations in general.

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18. Other Income — (Continued)

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Gain on debt extinguishment (Note 6)	$111,423	$81,009	$—
Realized losses on available-for-sale securities	(7,665)	(107,459)	(44,005)
Partner Company impairment charges (Note 2)	(13,992)	(64,922)	(55,904)
Loss on Partner Company warrants (Note 4)	(905)	(53,933)	—
Sales/distributions of ownership interests in Partner Companies	4,919	24,489	480,840
Issuance of stock by public Partner Companies	(959)	6,267	246,055
Other	512	4,754	241

	$93,333	$(109,795)	$627,227

      During the year ended December 31, 2002, the Company realized $7.7 million in losses related to the impairment of its holdings in i2 Technologies and divine. During the years ended December 31, 2001 and 2000, the Company realized $107.5 and $44.0 million, respectively, in losses principally related to its sale of available for sale securities, primarily Ariba and i2 Technologies.

      During the years ended December 31, 2002, 2001 and 2000, the Company sold its ownership interests in various Partner Companies in exchange for cash, available-for-sale securities, additional ownership interest in existing Partner Companies and contingent consideration. Significant gains resulted from the sale of Tradex in exchange for 2.9 million shares of Ariba ($449.3 million in 2000), the sale of Centrimed.com, Inc. for $30.7 million in cash and other consideration ($3.1 million in 2001 and $25.3 million in 2000), the sale of CourtLink Corporation for $16.2 million ($1.6 million in 2002 and $14.6 million in 2001), the sale of ServiceSoft Technologies, Inc. in exchange for 1.3 million shares of Broadbase Software, Inc. which subsequently merged with KANA Software, Inc. ($6.5 million in 2000), a distribution in the form of a dividend from Onvia.com ($4.5 million in 2002) and the sale of buy.co.uk Limited in exchange for additional ownership in an existing Partner Company ($7.3 million in 2001).

      The Company’s share of net equity of its public partner companies changed as a result of the Partner Company issuing additional shares for acquisitions and other purposes. These increases/ decreases adjusted the Company’s carrying values and resulted in non-operating gains/ losses for the periods indicated in accordance with the Company’s accounting policy. The gains were principally from issuances of stock by Verticalnet and Universal Access.

19. Commitments and Contingencies

      The Company and its consolidated subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the amount of the ultimate liability with respect to these actions will not materially affect the financial position, results of operations or cash flows of the Company and its subsidiaries.

      As of December 31, 2002, the Company has approximately $22.7 million of funding and guarantee commitments related to its partner companies. Of this amount, $16.0 million is scheduled to be funded in 2003 and $6.7 million is scheduled to be funded in 2004.

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19. Commitments and Contingencies — (Continued)

      The Company and its consolidated subsidiaries lease their facilities under operating lease agreements expiring 2003 through 2007. Future minimum lease payments as of December 31, 2002 under the leases are as follows:

(in thousands)
2003	$30,467
2004	$21,405
2005	$10,209
2006	$3,253
2007	$3,058
2008 and thereafter	$3,043

      Rent expense under the noncancelable operating leases was $10.5 million in 2002, $9.1 million in 2001 and $9.5 million in 2000.

      Included in the above lease agreements are leases regarding one Partner Company that leases equipment under non-cancelable operating leases expiring through February 2006 in which the Partner Company leases equipment and automobiles to lease to customers. When leasing on behalf of its customers, the Partner Company simultaneously enters into a lease with the vendor and a lease with the customer (“pass-through leases”). Pass-through lease income and expenses are recorded on a net basis as revenue in the accompanying statements of operations. The Partner Company had $36.6 million in future minimum pass-through leases which expire in 2006.

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

      If a certain consolidated Partner Company achieves a fair market value in excess of $1.0 billion, the Company will be obligated to pay, in cash or the Company’s common stock at the Company’s option, 4% of the Partner Company’s fair market value in excess of $1.0 billion, up to a maximum of $70 million of additional purchase price consideration to a venture capital firm. The Company and a significant stockholder of the Company and certain executive officers of the Company are limited partners of this venture capital firm. This contingent obligation expires on the earlier to occur of May 31, 2005 or an unaffiliated company sale if the valuation milestone is not achieved. Currently, the fair market value of this Partner Company is well below $1.0 billion.

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20. Net Loss per Share

      The calculations of Net Loss per Share were:

	Year Ended December 31,

	2002	2001	2000

		(as adjusted)	(as adjusted)

	(in thousands, except per share data)
Basic and Diluted:
Loss before discontinued operations and cumulative effect of change in accounting principle	$(93,263)	$(2,297,955)	$(659,520)
Loss on discontinued operations, net of gain of $10,317 (2002) and tax benefit of $2,917 (2001)	(8,956)	(32,889)	(7,028)
Cumulative effect of change in accounting principle	—	(7,886)	—

Net loss	$(102,219)	$(2,338,730)	$(666,548)

Average common shares outstanding	267,998	278,353	275,044

Basic and diluted loss per share:
Loss before discontinued operations and cumulative effect of change in accounting principle	$(0.35)	$(8.25)	$(2.40)
Loss on discontinued operations	(0.03)	(0.12)	(0.02)
Cumulative effect of change in accounting principle	—	(0.03)	—

	$(0.38)	$(8.40)	$(2.42)

      The following options and warrants were not included in the computation of diluted EPS as their effect would have been anti-dilutive: options to purchase 21,977,341, 25,723,918 and 29,315,035 shares of common stock at average prices of $4.32, $9.30 and $29.47, respectively, outstanding as of December 31, 2002, 2001 and 2000; options to purchase 14,873,132 shares of common stock at an average price of $2.18 that were previously exercised but subsequent modifications resulted in variable accounting, outstanding as of December 31, 2002; 3,453,583 and 8,781,100 shares of unvested restricted stock outstanding as of December 31, 2002 and 2001, respectively; warrants to purchase 1,470,676 and 1,475,775 shares of common stock at $6.00, outstanding as of December 31, 2001 and 2000, respectively; convertible subordinated notes convertible into 2,221,547 shares of common stock as of December 31, 2002, 3,500,151 shares of common stock at December 31, 2001 and 4,443,267 shares of common stock outstanding as of December 31, 2000.

21. Selected Quarterly Financial Information (Unaudited)

      The following table sets forth selected quarterly consolidated financial information for the years ended December 31, 2002 and 2001. The operating results for any given quarter are not necessarily indicative of results for any future period. Certain amounts reported in the 2002 and 2001 Form 10-Q’s have been reclassified to conform with the current presentation. The impact of these changes is not material and did not affect net income (loss).

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21. Selected Quarterly Financial Information (Unaudited) — (Continued)

	Fiscal 2002 Quarter Ended				Fiscal 2001 Quarter Ended

					(as adjusted)
	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Sep. 30	Dec. 31

	(in thousands)
Revenue	$24,819	$25,585	$27,338	$30,715	$26,944	$21,882	$33,083	$33,742
Operating Expenses
Cost of revenue	18,341	17,267	16,557	16,930	27,633	21,485	15,577	20,123
Selling, general & administrative	24,738	22,868	18,706	25,558	87,543	66,130	53,285	37,308
Research and development	6,488	6,931	5,548	5,133	15,317	11,243	10,725	6,503
Amortization of goodwill and other intangibles	3,100	3,131	2,883	2,886	80,838	10,171	14,795	20,050
Impairment related and other	1,490	7,274	2,056	1,556	752,297	72,978	14,718	11,264

	(29,338)	(31,886)	(18,412)	(21,348)	(936,684)	(160,125)	(76,017)	(61,506)
Other income (expense) net	(5,895)	58,230	44,297	(3,299)	(145,676)	(9,498)	(17,791)	63,170
Interest income	1,398	962	1,177	561	7,046	4,937	2,740	2,503
Interest expense	(7,557)	(6,255)	(5,425)	(4,618)	(11,370)	(9,599)	(12,870)	(9,162)

Income (loss) before income taxes, Minority interest and equity loss	(41,392)	21,051	21,637	(28,704)	(1,086,684)	(174,285)	(103,938)	(4,995)
Income taxes	—	—	—	(179)	(25,785)	44	8,291	30,034
Minority interest	5,717	5,560	3,182	979	40,239	41,245	18,327	8,412
Equity loss	(20,607)	(34,666)	(7,158)	(18,683)	(612,571)	(220,590)	(154,208)	(61,491)

Net income (loss) before discontinued operations and cumulative effect of change in accounting principle	(56,282)	(8,055)	17,661	(46,587)	(1,684,801)	(353,586)	(231,528)	(28,040)
Loss on discontinued operations	(5,366)	(5,084)	(4,832)	6,326	(10,966)	(3,272)	(6,080)	(12,571)
Cumulative effect of change in accounting principle	—	—	—	—	(7,886)	—	—	—

Net income (loss)	$(61,648)	$(13,139)	$12,829	$(40,261)	$(1,703,653)	$(356,858)	$(237,608)	$(40,611)

Net income (loss) before discontinued operations and cumulative effect of change in accounting principle — per share	$(0.20)	$(0.03)	$0.06	$(0.17)	$(6.01)	$(1.28)	$(0.83)	$(0.10)

Net income (loss) — per share	$(0.22)	$(0.05)	$0.05	$(0.15)	$(6.07)	$(1.29)	$(0.86)	$(0.15)

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

      None.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      We incorporate by reference the information contained under the captions “Election of Directors (Item 1 on Proxy Card)”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Officers” in our Definitive Proxy Statement for our 2003 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 11.     Executive Compensation

      We incorporate by reference the information contained under the captions “Executive Compensation”, “Compensation Tables” and “Other Forms of Compensation” in our Definitive Proxy Statement for our 2003 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      We incorporate by reference the information contained under the caption “Security Ownership of Certain Beneficial Owners and Directors and Officers” in our Definitive Proxy Statements for our 2003 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 13.     Certain Relationships and Related Transactions

      We incorporate by reference the information contained under the caption “Certain Relationships and Related Transactions” in our Definitive Proxy Statement for our 2003 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Report pursuant to Regulation 14 A under the Securities Exchange Act of 1934, as amended.

Item 14.     Controls and Procedures

      Within 90 days of the filing of this Report, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in periodic filings with the SEC.

      There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

PART IV

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

1.     Consolidated Financial Statements

      The Consolidated Financial Statements and related Notes thereto as set forth under Item 8 of this Report are incorporated herein by reference.

2.     Financial Statement Schedule

Report of Independent Auditors

The Board of Directors and Stockholders

Internet Capital Group, Inc.:

      Under date of February 20, 2003, we reported on the consolidated balance sheets of Internet Capital Group, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, cash flows, stockholders’ equity (deficit) and comprehensive loss for each of the years in the three-year period ended December 31, 2002. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. The consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits.

      In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      Our report dated February 20, 2003 contains an explanatory paragraph that describes Internet Capital Group, Inc.’s change in its method of accounting for goodwill, discontinued operations, accounting for an investment, accounting for notes receivable from stockholders and reporting gains on extinguishment of debt in 2002 and derivatives in 2001.

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 20, 2003

      The following financial statement schedule of Internet Capital Group, Inc. for each of the years ended December 31, 2002, 2001 and 2000 should be read in conjunction with our Consolidated Financial Statements and related notes thereto.

INTERNET CAPITAL GROUP
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2000, 2001 and 2002
(in thousands)

	Balance at	Charged to				Balance at
	the beginning	costs and				the end of
	of the year	expenses		Write-offs		the year

Allowance for Doubtful Accounts:
December 31, 2000	$67	$4,707	(a)	$(16)		$4,758
December 31, 2001	$4,758	$5,309	(b)	$(4,818	)(c)	$5,249
December 31, 2002	$5,249	$1,748	(d)	$(2,742)		$4,255

(a)	Reserve of $3,462 established from partner companies acquired in 2000 or consolidated during 2000.

(b)	Reserve of $2,300 was established upon acquisitions of partner companies during 2001.

(c)	Reserve of $3,512 was eliminated upon deconsolidation of partner companies during 2001.

(d)	Reserve of $115 was established upon acquisitions of partner companies during 2002.

3.     List of Exhibits

      The exhibits required by this Item are listed under Item 14(c).

      (a) Reports on Form 8-K

      On November 14, 2002, the Company filed a Current Report on Form 8-K dated November 14, 2002 in connection with the certifications of our Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002 which accompanied our Form 10-Q for the quarter ended September 30, 2002, in accordance with Regulation FD.

      (b) Exhibits

Exhibit Index

      The following list of exhibits required by Item 601 of Regulation S-K filed as part of this Annual Report. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

Exhibit
Number	Document

2.1	Agreement of Merger, dated February 2, 1999, between Internet Capital Group, L.L.C. and Internet Capital Group, Inc. (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-1 filed by the Company on May 11, 1999 (Registration No. 333-78193) (the “IPO Registration Statement”))
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form 8-A filed by the Company on August 4, 1999 (Registration No. 000-26989) (the “8-A Registration Statement”))
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 2.2 to the 8-A Registration Statement)
3.3	Certificate of Amendment of Restated Certificate of Incorporation
4.1	Specimen Certificate for Internet Capital Group, Inc.’s Common Stock (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the IPO Registration Statement filed by the Company on August 2, 1999 (Registration No. 333-78193) (the “IPO Amendment No. 3”))
4.2	Indenture between Internet Capital Group, Inc. and Chase Manhattan Trust Company, National Association, as Trustee, for the 5 1/2% Convertible Subordinated Notes due 2004 (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on March 16, 2000 (File No. 000-26929) (the “10-K Annual Report for 2000”))
4.3	Form of 5 1/2% Convertible Subordinated Notes due 2004 of Internet Capital Group, Inc. (incorporated by reference to Exhibit 4.2 to the 10-K Annual Report for 2000)
4.4	Rights Agreement, dated as of November 22, 2000, between Internet Capital Group, Inc. and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, which includes as Exhibit B thereto the Form of Rights Certificate, incorporated by reference to Exhibit 1.1 to Internet Capital Group, Inc.’s Registration Statement on Form 8-A, dated December 1, 2000 (incorporated by reference to the Company’s Current Report on Form 8-K filed December 1, 2000 (File No. 0-26929))
10.1	Internet Capital Group, L.L.C. 1998 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the IPO Registration Statement)
10.1.1	Internet Capital Group, Inc. 1999 Equity Compensation Plan as Amended and Restated July 25, 2001 (the “Internet Capital Group, Inc. 1999 Equity Compensation Plan”) (incorporated by reference to Exhibit 10.1.4 to the Company’s Annual Report on Form 10-K filed on April 1, 2002 (the “10-K Annual Report for 2001”))

Exhibit
Number	Document

10.1.2	Amendment No. 1 to the Internet Capital Group, Inc. 1999 Equity Compensation Plan
10.1.3	Amendment No. 2 to the Internet Capital Group, Inc. 1999 Equity Compensation Plan
10.2	Internet Capital Group, L.L.C. Option Plan for Non-Employee Managers (incorporated by reference to Exhibit 10.2 to the IPO Registration Statement)
10.2.1	Internet Capital Group, Inc. Directors’ Option Plan (incorporated by reference to Exhibit 10.2.1 to the IPO Registration Statement)
10.2.2	Internet Capital Group, Inc. Executive Deferred Compensation Plan, amended and restated effective September 1, 2002
10.3	Logistics.com, Inc. 2001 Equity Compensation Plan
10.3.1	Amendment No. 1 to the Logistics.com, Inc. 2001 Equity Compensation Plan
10.4	Internet Capital Group, L.L.C. Membership Profit Interest Plan (incorporated by reference to Exhibit 10.3 to the IPO Registration Statement)
10.5	Amended and Restated Limited Liability Company Agreement of Internet Capital Group, L.L.C., dated January 4, 1999 (incorporated by reference to Exhibit 10.5.1 to the IPO Registration Statement)
10.6	Exchange Offer Agreement dated as of February 24, 2000 by and among eCredit.com, Inc., Internet Capital Group, Inc. and ICG Holdings, Inc. (incorporated by reference to Exhibit 2.2 of the Registrant’s Registration Statement on Form S-4 filed April 13, 2000 (Registration No. 333-34722) (the “S-4”))
10.7	Stock Purchase Agreement between Internet Capital Group, Inc. and International Business Machines Corporation (incorporated by reference to Exhibit 10.23.1 to Amendment No. 2 to the IPO Registration Statement filed by the Company on July 16, 1999 (Registration No. 333-79193))
10.8	Lease dated January 1, 2000 between Bebob Associates and Internet Capital Group, Inc. for premises located in Wayne, Pennsylvania (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)
10.9	Amendment to Lease dated February 1, 2000 between Bebob Associates and Internet Capital Group, Inc. for additional space in Wayne, Pennsylvania (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form l0-Q for the quarter ended June 30, 2000)
10.10	Second Amendment to Lease dated May 9, 2000 between Bebob Associates, Inc. and Internet Capital Group, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)
10.11	Third Amendment to Lease dated November 29, 2000 between Bebob Associates, Inc. and Internet Capital Group, Inc. (incorporated by reference to Exhibit 10.26 to the 10-K Annual Report for 2000)
10.12	Assignment and Assumption Agreement dated December 31, 2000 among Internet Capital Group, Inc., Internet Capital Group Operations, Inc. and Bebob Associates (incorporated by reference to Exhibit 10.27 to the Annual Report for 2000)
10.13	Lease dated March 27, 2000 between the Equitable Life Assurance Society of the United States and Internet Capital Group, Inc. for premises located in Boston, Massachusetts (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

Exhibit
Number	Document

10.14	Form of Promissory Note issued in connection with the exercise of Internet Capital Group, Inc.’s stock options in May, June and July of 1999 (incorporated by reference to Exhibit 10.33 to Amendment No. 1 to the IPO Registration Statement filed by the Company on June 22, 1999 (Registration No. 333-78913) (the “IPO Amendment No. 1”))
10.15	Form of Restrictive Covenant Agreement issued in connection with the exercise of Internet Capital Group’s stock options in May, June and July of 1999 (incorporated by reference to Exhibit 10.34 to the IPO Amendment No. 1)
10.16	Securities Purchase Agreement dated October 27, 1999 by and among eMerge Interactive, Inc., J. Technologies, LLC and Internet Capital Group, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed November 22, 1999 (File No. 0-26929))
10.17	Joint Venture Agreement dated October 26, 1999 by and between Internet Capital Group, Inc. and Safeguard Scientifics, Inc. (incorporated by reference to Exhibit 10.23 to the Registration Statement filed by the Company on November 22, 1999 (Registration No. 333-91447))
10.18	Purchase Agreement dated December 6, 1999 between Internet Capital Group, Inc. and AT&T Corp. (incorporated by reference to Exhibit 10.25 to the Registration Statement filed by the Company on December 6, 1999 (Registration No. 333-91447) (the “Follow-on Amendment No. 1”))
10.19	Purchase Agreement dated December 6, 1999 between Internet Capital Group, Inc. and Internet Assets, Inc. (incorporated by reference to Exhibit 10.26 to the Follow-on Amendment No. 1)
10.20	Purchase Agreement dated December 6, 1999 between Internet Capital Group, Inc. and Ford Motor Company (incorporated by reference to Exhibit 10.27 to Amendment No. 3 to the Registration Statement filed by the Company on December 15, 1999 (Registration No. 333-91447))
10.21	Severance and Change in Control Agreement dated as of January 1, 2001 by and between Internet Capital Group, Inc. and Edward H. West (incorporated by reference to Exhibit 10.43 to the 10-K Annual Report for 2001)
10.22	Form of Letter Agreement dated September 20, 2001 between Internet Capital Group, Inc. and certain of its officers (the “Form Severance Letter Agreement”) (incorporated by reference to Exhibit 10.44 to the 10-K Annual Report for 2001)
10.23	Separation of Employment Agreement and General Release between Nigel Andrews and Internet Capital Group, Inc. dated March 2, 2001 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2001)
10.24	Separation of Employment Agreement and General Release between Ronald W. Hovsepian and Internet Capital Group, Inc. dated April 15, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)
10.25	Amendment dated December 11, 2002 to Severance Letter Agreement dated as of September 20, 2001 by and between Internet Capital Group, Inc. and Henry Nassau which is substantially in the form of the Form Severance Letter Agreement
10.26	Severance Letter Agreement dated February 4, 2003 by and between Internet Capital Group, Inc. and Anthony Dolanski
10.27	Warrant to Purchase Shares of Common Stock of Internet Capital Group, Inc. issued to AT&T Corp., dated January 29, 2001 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2001)

Exhibit
Number	Document

10.28	Tender Agreement among Fir Tree Value Fund, L.P., Fir Tree Institutional Value Fund, L.P., Fir Tree Value Partners, LDC, Fir Tree Recovery Master Fund, L.P. and Internet Capital Group, Inc. dated October 29, 2001 (incorporated by reference to the Company’s filing on Form SC TO-I/ A filed on November 1, 2001 (File No. 005-578-57841))
10.29	First Amendment to Tender Agreement among Fir Tree Value Fund, L.P., Fir Tree Institutional Value Fund, L.P., Fir Tree Value Partners, LDC, Fir Tree Recovery Master Fund, L.P. and Internet Capital Group, Inc. dated October 31, 2001 (incorporated by reference to the Company’s filing on Form SC TO-I/ A filed on November 1, 2001 (File No. 005-578-57841))
10.30	Letter of Credit Agreement dated as of September 30, 2002, by and between Comerica Bank-California and Internet Capital Group, Inc., ICG Holdings, Inc. and Internet Capital Group Operations, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)
10.31	Form of Promissory Note (Option Loan) by and between Internet Capital Group Operations, Inc. and certain of its officers (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)
10.32	Form of Share Pledge Agreement by and between Internet Capital Group Operations, Inc. and certain of its officers (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)
10.33	Form of Promissory Note (Tax Loan) by and between Internet Capital Group Operations, Inc. and certain of its officers (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)
11.1	Statement Regarding Computation of Per Share Earnings (included herein at Note 1-“Significant Accounting Policies” in the subsection “Net Loss Per Share” to the Consolidated Financial Statements and Note 20 — ” Net Loss Per Share” to the Consolidated Financial Statements)
13.1	Sections entitled “Election of Directors (Item 1 on Proxy Card),” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Executive Compensation,” “Other Forms of Compensation,” “Securities Authorized for Issuance Under Equity Compensation Plans,” “Security Ownership of Certain Beneficial Owners and Directors and Officers” and “Certain Relationships and Related Transactions” in the Company’s Definitive Proxy Statement relative to its annual meeting of shareholders, to be filed within 120 days after the end of the year covered by this Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended
21.1	Subsidiaries of Internet Capital Group, Inc.
23.1	Consent of KPMG LLP regarding Internet Capital Group, Inc.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Security Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2003	INTERNET CAPITAL GROUP, INC.

By: /s/ ANTHONY P. DOLANSKI Name: Anthony P. Dolanski Title: Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities set forth above.

Signature	Title

/s/ WALTER W. BUCKLEY, III Walter W. Buckley, III	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

/s/ ANTHONY P. DOLANSKI Anthony P. Dolanski	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ DAVID J. BERKMAN David J. Berkman	Director

/s/ THOMAS P. GERRITY Thomas P. Gerrity	Director

/s/ ROBERT E. KEITH, JR. Robert E. Keith, Jr.	Director

/s/ WARREN V. MUSSER Warren V. Musser	Director

/s/ PHILIP J. RINGO Philip J. Ringo	Director

/s/ MICHAEL D. ZISMAN Michael D. Zisman	Director

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

      I, Walter W. Buckley, III, certify that:

1. I have reviewed this annual report on Form 10-K of Internet Capital Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ WALTER W. BUCKLEY, III

Walter W. Buckley, III
Chief Executive Officer

Date: March 31, 2003

CERTIFICATION OF CHIEF FINANCIAL OFFICER

      I, Anthony P. Dolanski, certify that:

1. I have reviewed this annual report on Form 10-K of Internet Capital Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date with 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ANTHONY P. DOLANSKI

Anthony P. Dolanski
Chief Financial Officer

Date: March 31, 2003

EXHIBIT INDEX

      The following list of exhibits required by Item 601 of Regulation S-K filed as part of this Annual Report. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

Exhibit
Number		Document

2.1		Agreement of Merger, dated February 2, 1999, between Internet Capital Group, L.L.C. and Internet Capital Group, Inc. (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-1 filed by the Company on May 11, 1999 (Registration No. 333-78193) (the “IPO Registration Statement”))
3.1		Restated Certificate of Incorporation (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form 8-A filed by the Company on August 4, 1999 (Registration No. 000-26989) (the “8-A Registration Statement”))
3.2		Amended and Restated Bylaws (incorporated by reference to Exhibit 2.2 to the 8-A Registration Statement)
3.3		Certificate of Amendment of Restated Certificate of Incorporation
4.1		Specimen Certificate for Internet Capital Group, Inc.’s Common Stock (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the IPO Registration Statement filed by the Company on August 2, 1999 (Registration No. 333-78193) (the “IPO Amendment No. 3”))
4.2		Indenture between Internet Capital Group, Inc. and Chase Manhattan Trust Company, National Association, as Trustee, for the 5 1/2% Convertible Subordinated Notes due 2004 (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on March 16, 2000 (File No. 000-26929) (the “10-K Annual Report for 2000”))
4.3		Form of 5 1/2% Convertible Subordinated Notes due 2004 of Internet Capital Group, Inc. (incorporated by reference to Exhibit 4.2 to the 10-K Annual Report for 2000)
4.4		Rights Agreement, dated as of November 22, 2000, between Internet Capital Group, Inc. and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, which includes as Exhibit B thereto the Form of Rights Certificate, incorporated by reference to Exhibit 1.1 to Internet Capital Group, Inc.’s Registration Statement on Form 8-A, dated December 1, 2000 (incorporated by reference to the Company’s Current Report on Form 8-K filed December 1, 2000 (File No. 0-26929))
10.1		Internet Capital Group, L.L.C. 1998 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the IPO Registration Statement)
10.1.	1	Internet Capital Group, Inc. 1999 Equity Compensation Plan as Amended and Restated July 25, 2001 (the “Internet Capital Group, Inc. 1999 Equity Compensation Plan”) (incorporated by reference to Exhibit 10.1.4 to the Company’s Annual Report on Form 10-K filed on April 1, 2002 (the “10-K Annual Report for 2001”))
10.1.	2	Amendment No. 1 to the Internet Capital Group, Inc. 1999 Equity Compensation Plan
10.1.	3	Amendment No. 2 to the Internet Capital Group, Inc. 1999 Equity Compensation Plan
10.2		Internet Capital Group, L.L.C. Option Plan for Non-Employee Managers (incorporated by reference to Exhibit 10.2 to the IPO Registration Statement)
10.2.	1	Internet Capital Group, Inc. Directors’ Option Plan (incorporated by reference to Exhibit 10.2.1 to the IPO Registration Statement)
10.2.	2	Internet Capital Group, Inc. Executive Deferred Compensation Plan, amended and restated effective September 1, 2002
10.3		Logistics.com, Inc. 2001 Equity Compensation Plan
10.3.	1	Amendment No. 1 to the Logistics.com, Inc. 2001 Equity Compensation Plan
10.4		Internet Capital Group, L.L.C. Membership Profit Interest Plan (incorporated by reference to Exhibit 10.3 to the IPO Registration Statement)
10.5		Amended and Restated Limited Liability Company Agreement of Internet Capital Group, L.L.C., dated January 4, 1999 (incorporated by reference to Exhibit 10.5.1 to the IPO Registration Statement)

Exhibit
Number	Document

10.6	Exchange Offer Agreement dated as of February 24, 2000 by and among eCredit.com, Inc., Internet Capital Group, Inc. and ICG Holdings, Inc. (incorporated by reference to Exhibit 2.2 of the Registrant’s Registration Statement on Form S-4 filed April 13, 2000 (Registration No. 333-34722) (the “S-4”))
10.7	Stock Purchase Agreement between Internet Capital Group, Inc. and International Business Machines Corporation (incorporated by reference to Exhibit 10.23.1 to Amendment No. 2 to the IPO Registration Statement filed by the Company on July 16, 1999 (Registration No. 333-79193))
10.8	Lease dated January 1, 2000 between Bebob Associates and Internet Capital Group, Inc. for premises located in Wayne, Pennsylvania (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)
10.9	Amendment to Lease dated February 1, 2000 between Bebob Associates and Internet Capital Group, Inc. for additional space in Wayne, Pennsylvania (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form l0-Q for the quarter ended June 30, 2000)
10.10	Second Amendment to Lease dated May 9, 2000 between Bebob Associates, Inc. and Internet Capital Group, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)
10.11	Third Amendment to Lease dated November 29, 2000 between Bebob Associates, Inc. and Internet Capital Group, Inc. (incorporated by reference to Exhibit 10.26 to the 10-K Annual Report for 2000)
10.12	Assignment and Assumption Agreement dated December 31, 2000 among Internet Capital Group, Inc., Internet Capital Group Operations, Inc. and Bebob Associates (incorporated by reference to Exhibit 10.27 to the Annual Report for 2000)
10.13	Lease dated March 27, 2000 between the Equitable Life Assurance Society of the United States and Internet Capital Group, Inc. for premises located in Boston, Massachusetts (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)
10.14	Form of Promissory Note issued in connection with the exercise of Internet Capital Group, Inc.’s stock options in May, June and July of 1999 (incorporated by reference to Exhibit 10.33 to Amendment No. 1 to the IPO Registration Statement filed by the Company on June 22, 1999 (Registration No. 333-78913) (the “IPO Amendment No. 1”))
10.15	Form of Restrictive Covenant Agreement issued in connection with the exercise of Internet Capital Group’s stock options in May, June and July of 1999 (incorporated by reference to Exhibit 10.34 to the IPO Amendment No. 1)
10.16	Securities Purchase Agreement dated October 27, 1999 by and among eMerge Interactive, Inc., J. Technologies, LLC and Internet Capital Group, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed November 22, 1999 (File No. 0-26929))
10.17	Joint Venture Agreement dated October 26, 1999 by and between Internet Capital Group, Inc. and Safeguard Scientifics, Inc. (incorporated by reference to Exhibit 10.23 to the Registration Statement filed by the Company on November 22, 1999 (Registration No. 333-91447))
10.18	Purchase Agreement dated December 6, 1999 between Internet Capital Group, Inc. and AT&T Corp. (incorporated by reference to Exhibit 10.25 to the Registration Statement filed by the Company on December 6, 1999 (Registration No. 333-91447) (the “Follow-on Amendment No. 1”))
10.19	Purchase Agreement dated December 6, 1999 between Internet Capital Group, Inc. and Internet Assets, Inc. (incorporated by reference to Exhibit 10.26 to the Follow-on Amendment No. 1)
10.20	Purchase Agreement dated December 6, 1999 between Internet Capital Group, Inc. and Ford Motor Company (incorporated by reference to Exhibit 10.27 to Amendment No. 3 to the Registration Statement filed by the Company on December 15, 1999 (Registration No. 333-91447))
10.21	Severance and Change in Control Agreement dated as of January 1, 2001 by and between Internet Capital Group, Inc. and Edward H. West (incorporated by reference to Exhibit 10.43 to the 10-K Annual Report for 2001)

Exhibit
Number	Document

10.22	Form of Letter Agreement dated September 20, 2001 between Internet Capital Group, Inc. and certain of its officers (the “Form Severance Letter Agreement”) (incorporated by reference to Exhibit 10.44 to the 10-K Annual Report for 2001)
10.23	Separation of Employment Agreement and General Release between Nigel Andrews and Internet Capital Group, Inc. dated March 2, 2001 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2001)
10.24	Separation of Employment Agreement and General Release between Ronald W. Hovsepian and Internet Capital Group, Inc. dated April 15, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)
10.25	Amendment dated December 11, 2002 to Severance Letter Agreement dated as of September 20, 2001 by and between Internet Capital Group, Inc. and Henry Nassau which is substantially in the form of the Form Severance Letter Agreement
10.26	Severance Letter Agreement dated February 4, 2003 by and between Internet Capital Group, Inc. and Anthony Dolanski
10.27	Warrant to Purchase Shares of Common Stock of Internet Capital Group, Inc. issued to AT&T Corp., dated January 29, 2001 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2001)
10.28	Tender Agreement among Fir Tree Value Fund, L.P., Fir Tree Institutional Value Fund, L.P., Fir Tree Value Partners, LDC, Fir Tree Recovery Master Fund, L.P. and Internet Capital Group, Inc. dated October 29, 2001 (incorporated by reference to the Company’s filing on Form SC TO-I/ A filed on November 1, 2001 (File No. 005-578-57841))
10.29	First Amendment to Tender Agreement among Fir Tree Value Fund, L.P., Fir Tree Institutional Value Fund, L.P., Fir Tree Value Partners, LDC, Fir Tree Recovery Master Fund, L.P. and Internet Capital Group, Inc. dated October 31, 2001 (incorporated by reference to the Company’s filing on Form SC TO-I/ A filed on November 1, 2001 (File No. 005-578-57841))
10.30	Letter of Credit Agreement dated as of September 30, 2002, by and between Comerica Bank-California and Internet Capital Group, Inc., ICG Holdings, Inc. and Internet Capital Group Operations, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)
10.31	Form of Promissory Note (Option Loan) by and between Internet Capital Group Operations, Inc. and certain of its officers (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)
10.32	Form of Share Pledge Agreement by and between Internet Capital Group Operations, Inc. and certain of its officers (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)
10.33	Form of Promissory Note (Tax Loan) by and between Internet Capital Group Operations, Inc. and certain of its officers (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)
11.1	Statement Regarding Computation of Per Share Earnings (included herein at Note 1-“Significant Accounting Policies” in the subsection “Net Loss Per Share” to the Consolidated Financial Statements and Note 20 — ” Net Loss Per Share” to the Consolidated Financial Statements)
13.1	Sections entitled “Election of Directors (Item 1 on Proxy Card),” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Executive Compensation,” “Other Forms of Compensation,” “Securities Authorized for Issuance Under Equity Compensation Plans,” “Security Ownership of Certain Beneficial Owners and Directors and Officers” and “Certain Relationships and Related Transactions” in the Company’s Definitive Proxy Statement relative to its annual meeting of shareholders, to be filed within 120 days after the end of the year covered by this Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended
21.1	Subsidiaries of Internet Capital Group, Inc.
23.1	Consent of KPMG LLP regarding Internet Capital Group, Inc.