Form 10-K/A
period 2002-12-31
INTERNET CAPITAL GROUP INC
filed 2003-04-15
CIK 1085621

________________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)
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

Explanatory Paragraph

      This Amendment No. 1 to Internet Capital Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 is being filed (1) to include, as Exhibit 23.2, the Consent of PricewaterhouseCoopers LLP regarding Universal Access Global Holdings, Inc. (2) to include, as Exhibit 99.1, the Consolidated Financial Statements of Universal Access Global Holdings, Inc. (incorporated by reference to Universal Access Global Holdings, Inc.’s financial statements included in its Report on Form 10-K, filed on April 8, 2003). In addition, in connection with the filing of this Form 10-K/A and pursuant to Rule 12b-15, Internet Capital Group, Inc. is including certain currently dated certifications and an updated consent of independent auditors. The remainder of the Annual Report on Form 10-K filed on March 31, 2003 remains unchanged.

INTERNET CAPITAL GROUP, INC.

FORM 10-K/A
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
Jamcracker (21%)
LinkShare (40%)
Marketron (40%)
Syncra Systems (28%)
Universal Access (22%)
Verticalnet (22%)

EMERGING PARTNER COMPANIES (% Voting Interest)

Consolidated	Equity	Cost

Captive Capital (54%)	Agribuys (31%)	Anthem (9%)
	ComputerJobs.com (46%)	Arbinet (3%)
	Co-nect (36%)	Citadon (2%)
	inreon (17%)	ClearCommerce (12%)
	Internet Commerce Systems (44%)	Emptoris (12%)
	Mobility Technologies (25%)	Entegrity Solutions (2%)
	OnMedica (33%)	FuelSpot (9%)
	Onvia.com (22%)	Persona (11%)
	Sourceree (39%)	Tibersoft (5%)
StarCite (22%)
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

	For the Year Ended December 31, 2002

				Reconciling Items

				Discontinued
				Operations
			Total	and				Consolidated
	Core	Emerging	Segment	Dispositions	Corporate	Other		Results

	(in thousands)
Revenues	$107,964	$507	$108,471	$—	$—	$(14)		$108,457
Net loss	$(104,608)	$(17,272)	$(121,880)	$(4,750)	$(55,026)	$79,437	*	$(102,219)
Assets	$221,188	$17,451	$238,639	$5,746	$121,861	$—		$366,246
Capital expenditures	$(959)	$(2)	$(961)	$—	$—	$—		$(961)

	For the Year Ended December 31, 2001

				Reconciling Items

				Discontinued
				Operations
			Total	and				Consolidated
	Core	Emerging	Segment	Dispositions	Corporate	Other		Results

	(in thousands)
Revenues	$91,155	$2,936	$94,091	$22,855	$—	$(1,295)		$115,651
Net loss	$(525,202)	$(102,232)	$(627,434)	$(394,786)	$(108,617)	$(1,207,893	)*	$(2,338,730)
Assets	$236,589	$64,302	$300,891	$67,158	$286,998	$—		$655,047
Capital expenditures	$(2,302)	$(184)	$(2,486)	$(2,895)	$(348)	$—		$(5,729)

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. Segment Information — (Continued)

	For the Year Ended December 31, 2000 (as adjusted)

				Reconciling Items

				Discontinued
				Operations
			Total	and				Consolidated
	Core	Emerging	Segment	Dispositions	Corporate	Other		Results

	(in thousands)
Revenues	$7,809	$2,979	$10,788	$33,770	$—	$(2,320)		$42,238
Net loss	$(472,191)	$(91,056)	$(563,247)	$(705,398)	$(135,860)	$737,957	*	$(666,548)
Assets	$1,010,527	$197,593	$1,208,120	$1,698,553	$423,910	$—		$3,330,583
Capital expenditures	$(16,951)	$(2,543)	$(19,494)	$(19,349)	$(11,463)	$—		$(50,306)

*	Other reconciling items to loss are as follows:

	2002	2001	2000

Impairment (Note 2)	$(43,490)	$(1,275,941)	$(348,597)
Taxes	(179)	12,584	319,449
Minority interest	15,438	108,223	84,245
Change in accounting principle	—	(7,886)	—
Other income (Note 18)	107,668	(44,873)	682,860

	$79,437	$(1,207,893)	$737,957

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

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. Parent Company Financial Information — (Continued)

     Parent Company Statements of Cash Flows

	Year Ended December 31,

	2002	2001	2000

		(as adjusted)	(as adjusted)

	(in thousands)
Operating Activities
Net loss	$(102,219)	$(2,338,730)	$(666,548)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,741	1,872	2,442
Purchased in process research and development	—	—	11,470
Impairment related and other	1,499	9,014	25,919
Stock-based compensation	9,525	11,764	7,104
Equity loss	151,186	2,126,698	1,475,961
Other income (loss)	(103,993)	107,703	(626,956)
Deferred taxes	—	(12,174)	(318,317)
Cumulative effect of change in accounting principle	—	7,886	—
Change in assets and liabilities, net of effect of acquisitions:
Restricted cash	549	(9,729)	—
Accounts receivable, net	58	1,373	(1,561)
Prepaid expenses and other assets	8,968	4,843	(10,534)
Accounts payable	40	(5,976)	102
Accrued expenses	(9,025)	4,089	10,653
Deferred revenue	—	—	100
Other liabilities	—	—	180

Net cash used in operating activities	(41,671)	(91,367)	(89,985)

Investing Activities
Capital expenditures	—	(658)	(11,463)
Proceeds from disposals of fixed assets	40	310	—
Proceeds from sales of available-for-sale securities	287	182,500	179,606
Proceeds from sales of ownership interests in Partner Companies	42,219	168,270	35,310
Acquisitions of ownership interests in Partner Companies, net	(88,781)	(162,265)	(1,300,812)
Purchase of short-term investments	(1,996)	—	(10,057)
Proceeds from maturities of short-term investments	4,948	95	—

Net cash (used in) provided by in investing activities	(43,283)	188,252	(1,107,416)

Financing activities
Issuance of common stock, net	—	846	7,206
Repurchase of convertible subordinated notes	(48,752)	(35,456)	—
Repayment of loans from employees	—	3,342	13,588
Other	—	11	—

Net cash (used in) provided by financing activities	(48,752)	(31,257)	20,794

Net Increase (Decrease) in Cash and Cash Equivalents	(133,706)	65,628	(1,176,607)
Cash and cash equivalents at beginning at year	215,581	149,953	1,326,560

Cash and Cash Equivalents at End of Year	$81,875	$215,581	$149,953

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

      In 2002 and 2001, the Company issued a total of 10,385,350 shares of restricted stock to employees which vested in 2002 and vest in 2003. Recipients of restricted stock do not pay any cash consideration to the Company for the shares, have the right to vote all shares subject to such grant, and receive all dividends with respect to such shares, whether or not the shares have vested. The value of the restricted stock at the date of grant of $1.2 million and $16.1 million for the years ended December 31, 2002 and 2001, respectively, was

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. Stock Option Plans — (Continued)

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

13. Stock Option Plans — (Continued)

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

      The Company entered into various cost sharing arrangements with a stockholder, Safeguard Scientifics, during 2002, 2001 and 2000, whereby the Company reimbursed, under fair market terms, this stockholder for

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15. Related Parties — (Continued)

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

Exhibit
Number	Document

2.1	Agreement of Merger, dated February 2, 1999, between Internet Capital Group, L.L.C. and Internet Capital Group, Inc. (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-1 filed by the Company on May 11, 1999 (Registration No. 333-78193) (the “IPO Registration Statement”))
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form 8-A filed by the Company on August 4, 1999 (Registration No. 000-26989) (the “8-A Registration Statement”))
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 2.2 to the 8-A Registration Statement)
3.3	Certificate of Amendment of Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “10-K Annual Report for 2002”))
4.1	Specimen Certificate for Internet Capital Group, Inc.’s Common Stock (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the IPO Registration Statement filed by the Company on August 2, 1999 (Registration No. 333-78193) (the “IPO Amendment No. 3”))
4.2	Indenture between Internet Capital Group, Inc. and Chase Manhattan Trust Company, National Association, as Trustee, for the 5 1/2% Convertible Subordinated Notes due 2004 (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on March 16, 2000 (File No. 000-26929) (the “10-K Annual Report for 2000”))
4.3	Form of 5 1/2% Convertible Subordinated Notes due 2004 of Internet Capital Group, Inc. (incorporated by reference to Exhibit 4.2 to the 10-K Annual Report for 2000)
4.4	Rights Agreement, dated as of November 22, 2000, between Internet Capital Group, Inc. and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, which includes as Exhibit B thereto the Form of Rights Certificate, incorporated by reference to Exhibit 1.1 to Internet Capital Group, Inc.’s Registration Statement on Form 8-A, dated December 1, 2000 (incorporated by reference to the Company’s Current Report on Form 8-K filed December 1, 2000 (File No. 0-26929))
10.1	Internet Capital Group, L.L.C. 1998 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the IPO Registration Statement)

Exhibit
Number	Document

10.1.1	Internet Capital Group, Inc. 1999 Equity Compensation Plan as Amended and Restated July 25, 2001 (the “Internet Capital Group, Inc. 1999 Equity Compensation Plan”) (incorporated by reference to Exhibit 10.1.4 to the Company’s Annual Report on Form 10-K filed on April 1, 2002 (the “10-K Annual Report for 2001”))
10.1.2	Amendment No. 1 to the Internet Capital Group, Inc. 1999 Equity Compensation Plan (incorporated by reference to Exhibit 10.1.2 to the 10-K Annual Report for 2002)
10.1.3	Amendment No. 2 to the Internet Capital Group, Inc. 1999 Equity Compensation Plan (incorporated by reference to Exhibit 10.1.3 to the 10-K Annual Report for 2002)
10.2	Internet Capital Group, L.L.C. Option Plan for Non-Employee Managers (incorporated by reference to Exhibit 10.2 to the IPO Registration Statement)
10.2.1	Internet Capital Group, Inc. Directors’ Option Plan (incorporated by reference to Exhibit 10.2.1 to the IPO Registration Statement)
10.2.2	Internet Capital Group, Inc. Executive Deferred Compensation Plan, amended and restated effective September 1, 2002 (incorporated by reference to Exhibit 10.2.2 to the 10-K Annual Report for 2002)
10.3	Logistics.com, Inc. 2001 Equity Compensation Plan (incorporated by reference to Exhibit 10.3 to the 10-K Annual Report for 2002)
10.3.1	Amendment No. 1 to the Logistics.com, Inc. 2001 Equity Compensation Plan (incorporated by reference to Exhibit 10.3.1 to the 10-K Annual Report for 2002)
10.4	Internet Capital Group, L.L.C. Membership Profit Interest Plan (incorporated by reference to Exhibit 10.3 to the IPO Registration Statement)
10.5	Amended and Restated Limited Liability Company Agreement of Internet Capital Group, L.L.C., dated January 4, 1999 (incorporated by reference to Exhibit 10.5.1 to the IPO Registration Statement)
10.6	Exchange Offer Agreement dated as of February 24, 2000 by and among eCredit.com, Inc., Internet Capital Group, Inc. and ICG Holdings, Inc. (incorporated by reference to Exhibit 2.2 of the Registrant’s Registration Statement on Form S-4 filed April 13, 2000 (Registration No. 333-34722) (the “S-4”))
10.7	Stock Purchase Agreement between Internet Capital Group, Inc. and International Business Machines Corporation (incorporated by reference to Exhibit 10.23.1 to Amendment No. 2 to the IPO Registration Statement filed by the Company on July 16, 1999 (Registration No. 333-79193))
10.8	Lease dated January 1, 2000 between Bebob Associates and Internet Capital Group, Inc. for premises located in Wayne, Pennsylvania (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)
10.9	Amendment to Lease dated February 1, 2000 between Bebob Associates and Internet Capital Group, Inc. for additional space in Wayne, Pennsylvania (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form l0-Q for the quarter ended June 30, 2000)
10.10	Second Amendment to Lease dated May 9, 2000 between Bebob Associates, Inc. and Internet Capital Group, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)
10.11	Third Amendment to Lease dated November 29, 2000 between Bebob Associates, Inc. and Internet Capital Group, Inc. (incorporated by reference to Exhibit 10.26 to the 10-K Annual Report for 2000)

Exhibit
Number	Document

10.12	Assignment and Assumption Agreement dated December 31, 2000 among Internet Capital Group, Inc., Internet Capital Group Operations, Inc. and Bebob Associates (incorporated by reference to Exhibit 10.27 to the Annual Report for 2000)
10.13	Lease dated March 27, 2000 between the Equitable Life Assurance Society of the United States and Internet Capital Group, Inc. for premises located in Boston, Massachusetts (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)
10.14	Form of Promissory Note issued in connection with the exercise of Internet Capital Group, Inc.’s stock options in May, June and July of 1999 (incorporated by reference to Exhibit 10.33 to Amendment No. 1 to the IPO Registration Statement filed by the Company on June 22, 1999 (Registration No. 333-78913) (the “IPO Amendment No. 1”))
10.15	Form of Restrictive Covenant Agreement issued in connection with the exercise of Internet Capital Group’s stock options in May, June and July of 1999 (incorporated by reference to Exhibit 10.34 to the IPO Amendment No. 1)
10.16	Securities Purchase Agreement dated October 27, 1999 by and among eMerge Interactive, Inc., J. Technologies, LLC and Internet Capital Group, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed November 22, 1999 (File No. 0-26929))
10.17	Joint Venture Agreement dated October 26, 1999 by and between Internet Capital Group, Inc. and Safeguard Scientifics, Inc. (incorporated by reference to Exhibit 10.23 to the Registration Statement filed by the Company on November 22, 1999 (Registration No. 333-91447))
10.18	Purchase Agreement dated December 6, 1999 between Internet Capital Group, Inc. and AT&T Corp. (incorporated by reference to Exhibit 10.25 to the Registration Statement filed by the Company on December 6, 1999 (Registration No. 333-91447) (the “Follow-on Amendment No. 1”))
10.19	Purchase Agreement dated December 6, 1999 between Internet Capital Group, Inc. and Internet Assets, Inc. (incorporated by reference to Exhibit 10.26 to the Follow-on Amendment No. 1)
10.20	Purchase Agreement dated December 6, 1999 between Internet Capital Group, Inc. and Ford Motor Company (incorporated by reference to Exhibit 10.27 to Amendment No. 3 to the Registration Statement filed by the Company on December 15, 1999 (Registration No. 333-91447))
10.21	Severance and Change in Control Agreement dated as of January 1, 2001 by and between Internet Capital Group, Inc. and Edward H. West (incorporated by reference to Exhibit 10.43 to the 10-K Annual Report for 2001)
10.22	Form of Letter Agreement dated September 20, 2001 between Internet Capital Group, Inc. and certain of its officers (the “Form Severance Letter Agreement”) (incorporated by reference to Exhibit 10.44 to the 10-K Annual Report for 2001)
10.23	Separation of Employment Agreement and General Release between Nigel Andrews and Internet Capital Group, Inc. dated March 2, 2001 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2001)
10.24	Separation of Employment Agreement and General Release between Ronald W. Hovsepian and Internet Capital Group, Inc. dated April 15, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)
10.25	Amendment dated December 11, 2002 to Severance Letter Agreement dated as of September 20, 2001 by and between Internet Capital Group, Inc. and Henry Nassau which is substantially in the form of the Form Severance Letter Agreement (incorporated by reference to Exhibit 10.25 to the 10-K Annual Report for 2002)

Exhibit
Number	Document

10.26	Severance Letter Agreement dated February 4, 2003 by and between Internet Capital Group, Inc. and Anthony Dolanski (incorporated by reference to Exhibit 10.26 to the 10-K Annual Report for 2002)
10.27	Warrant to Purchase Shares of Common Stock of Internet Capital Group, Inc. issued to AT&T Corp., dated January 29, 2001 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2001)
10.28	Tender Agreement among Fir Tree Value Fund, L.P., Fir Tree Institutional Value Fund, L.P., Fir Tree Value Partners, LDC, Fir Tree Recovery Master Fund, L.P. and Internet Capital Group, Inc. dated October 29, 2001 (incorporated by reference to the Company’s filing on Form SC TO-I/ A filed on November 1, 2001 (File No. 005-578-57841))
10.29	First Amendment to Tender Agreement among Fir Tree Value Fund, L.P., Fir Tree Institutional Value Fund, L.P., Fir Tree Value Partners, LDC, Fir Tree Recovery Master Fund, L.P. and Internet Capital Group, Inc. dated October 31, 2001 (incorporated by reference to the Company’s filing on Form SC TO-I/ A filed on November 1, 2001 (File No. 005-578-57841))
10.30	Letter of Credit Agreement dated as of September 30, 2002, by and between Comerica Bank-California and Internet Capital Group, Inc., ICG Holdings, Inc. and Internet Capital Group Operations, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)
10.31	Form of Promissory Note (Option Loan) by and between Internet Capital Group Operations, Inc. and certain of its officers (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)
10.32	Form of Share Pledge Agreement by and between Internet Capital Group Operations, Inc. and certain of its officers (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)
10.33	Form of Promissory Note (Tax Loan) by and between Internet Capital Group Operations, Inc. and certain of its officers (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)
11.1	Statement Regarding Computation of Per Share Earnings (included herein at Note 1-“Significant Accounting Policies” in the subsection “Net Loss Per Share” to the Consolidated Financial Statements and Note 20 — ” Net Loss Per Share” to the Consolidated Financial Statements)
13.1	Sections entitled “Election of Directors (Item 1 on Proxy Card),” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Executive Compensation,” “Other Forms of Compensation,” “Securities Authorized for Issuance Under Equity Compensation Plans,” “Security Ownership of Certain Beneficial Owners and Directors and Officers” and “Certain Relationships and Related Transactions” in the Company’s Definitive Proxy Statement relative to its annual meeting of shareholders, to be filed within 120 days after the end of the year covered by this Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 13.1 to the 10-K Annual Report for 2002)
21.1	Subsidiaries of Internet Capital Group, Inc. (incorporated by reference to Exhibit 21.1 to the 10-K Annual Report for 2002)
23.1	Consent of KPMG LLP regarding Internet Capital Group, Inc.
23.2	Consent of PricewaterhouseCoopers LLP regarding Universal Access Global Holdings Inc.
99.1	Consolidated Financial Statements of Universal Access Global Holdings Inc. (incorporated by reference to Universal Access Global Holdings Inc.’s financial statements included in its Report on Form 10-K, filed on April 8, 2003)

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Security Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2003	INTERNET CAPITAL GROUP, INC.
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

1. I have reviewed this annual report on Form 10-K/A of Internet Capital Group, Inc.;

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

Date: April 15, 2003

CERTIFICATION OF CHIEF FINANCIAL OFFICER

      I, Anthony P. Dolanski, certify that:

1. I have reviewed this annual report on Form 10-K/A of Internet Capital Group, Inc.;

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

Date: April 15, 2003

EXHIBIT INDEX

      The following list of exhibits required by Item 601 of Regulation S-K filed as part of this Annual Report. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

Exhibit
Number		Document

2.1		Agreement of Merger, dated February 2, 1999, between Internet Capital Group, L.L.C. and Internet Capital Group, Inc. (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-1 filed by the Company on May 11, 1999 (Registration No. 333-78193) (the “IPO Registration Statement”))
3.1		Restated Certificate of Incorporation (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form 8-A filed by the Company on August 4, 1999 (Registration No. 000-26989) (the “8-A Registration Statement”))
3.2		Amended and Restated Bylaws (incorporated by reference to Exhibit 2.2 to the 8-A Registration Statement)
3.3		Certificate of Amendment of Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (“the 10-K Annual Report for 2002”))
4.1		Specimen Certificate for Internet Capital Group, Inc.’s Common Stock (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the IPO Registration Statement filed by the Company on August 2, 1999 (Registration No. 333-78193) (the “IPO Amendment No. 3”))
4.2		Indenture between Internet Capital Group, Inc. and Chase Manhattan Trust Company, National Association, as Trustee, for the 5 1/2% Convertible Subordinated Notes due 2004 (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on March 16, 2000 (File No. 000-26929) (the “10-K Annual Report for 2000”))
4.3		Form of 5 1/2% Convertible Subordinated Notes due 2004 of Internet Capital Group, Inc. (incorporated by reference to Exhibit 4.2 to the 10-K Annual Report for 2000)
4.4		Rights Agreement, dated as of November 22, 2000, between Internet Capital Group, Inc. and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, which includes as Exhibit B thereto the Form of Rights Certificate, incorporated by reference to Exhibit 1.1 to Internet Capital Group, Inc.’s Registration Statement on Form 8-A, dated December 1, 2000 (incorporated by reference to the Company’s Current Report on Form 8-K filed December 1, 2000 (File No. 0-26929))
10.1		Internet Capital Group, L.L.C. 1998 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the IPO Registration Statement)
10.1.	1	Internet Capital Group, Inc. 1999 Equity Compensation Plan as Amended and Restated July 25, 2001 (the “Internet Capital Group, Inc. 1999 Equity Compensation Plan”) (incorporated by reference to Exhibit 10.1.4 to the Company’s Annual Report on Form 10-K filed on April 1, 2002 (the “10-K Annual Report for 2001”))
10.1.	2	Amendment No. 1 to the Internet Capital Group, Inc. 1999 Equity Compensation Plan (incorporated by reference to Exhibit 10.1.2 of the 10-K Annual Report for 2002)
10.1.	3	Amendment No. 2 to the Internet Capital Group, Inc. 1999 Equity Compensation Plan (incorporated by reference to Exhibit 10.1.3 of the 10-K Annual Report for 2002)
10.2		Internet Capital Group, L.L.C. Option Plan for Non-Employee Managers (incorporated by reference to Exhibit 10.2 to the IPO Registration Statement)
10.2.	1	Internet Capital Group, Inc. Directors’ Option Plan (incorporated by reference to Exhibit 10.2.1 to the IPO Registration Statement)
10.2.	2	Internet Capital Group, Inc. Executive Deferred Compensation Plan, amended and restated effective September 1, 2002 (incorporated by reference to Exhibit 10.2.2 to the 10-K Annual Report for 2002)
10.3		Logistics.com, Inc. 2001 Equity Compensation Plan (incorporated by reference to Exhibit 10.3 to the 10-K Annual Report for 2002)
10.3.	1	Amendment No. 1 to the Logistics.com, Inc. 2001 Equity Compensation Plan (incorporated by reference to Exhibit 10.3.1 to the 10-K Annual Report for 2002)

Exhibit
Number	Document

10.4	Internet Capital Group, L.L.C. Membership Profit Interest Plan (incorporated by reference to Exhibit 10.3 to the IPO Registration Statement)
10.5	Amended and Restated Limited Liability Company Agreement of Internet Capital Group, L.L.C., dated January 4, 1999 (incorporated by reference to Exhibit 10.5.1 to the IPO Registration Statement)
10.6	Exchange Offer Agreement dated as of February 24, 2000 by and among eCredit.com, Inc., Internet Capital Group, Inc. and ICG Holdings, Inc. (incorporated by reference to Exhibit 2.2 of the Registrant’s Registration Statement on Form S-4 filed April 13, 2000 (Registration No. 333-34722) (the “S-4”))
10.7	Stock Purchase Agreement between Internet Capital Group, Inc. and International Business Machines Corporation (incorporated by reference to Exhibit 10.23.1 to Amendment No. 2 to the IPO Registration Statement filed by the Company on July 16, 1999 (Registration No. 333-79193))
10.8	Lease dated January 1, 2000 between Bebob Associates and Internet Capital Group, Inc. for premises located in Wayne, Pennsylvania (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)
10.9	Amendment to Lease dated February 1, 2000 between Bebob Associates and Internet Capital Group, Inc. for additional space in Wayne, Pennsylvania (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form l0-Q for the quarter ended June 30, 2000)
10.10	Second Amendment to Lease dated May 9, 2000 between Bebob Associates, Inc. and Internet Capital Group, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)
10.11	Third Amendment to Lease dated November 29, 2000 between Bebob Associates, Inc. and Internet Capital Group, Inc. (incorporated by reference to Exhibit 10.26 to the 10-K Annual Report for 2000)
10.12	Assignment and Assumption Agreement dated December 31, 2000 among Internet Capital Group, Inc., Internet Capital Group Operations, Inc. and Bebob Associates (incorporated by reference to Exhibit 10.27 to the Annual Report for 2000)
10.13	Lease dated March 27, 2000 between the Equitable Life Assurance Society of the United States and Internet Capital Group, Inc. for premises located in Boston, Massachusetts (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)
10.14	Form of Promissory Note issued in connection with the exercise of Internet Capital Group, Inc.’s stock options in May, June and July of 1999 (incorporated by reference to Exhibit 10.33 to Amendment No. 1 to the IPO Registration Statement filed by the Company on June 22, 1999 (Registration No. 333-78913) (the “IPO Amendment No. 1”))
10.15	Form of Restrictive Covenant Agreement issued in connection with the exercise of Internet Capital Group’s stock options in May, June and July of 1999 (incorporated by reference to Exhibit 10.34 to the IPO Amendment No. 1)
10.16	Securities Purchase Agreement dated October 27, 1999 by and among eMerge Interactive, Inc., J. Technologies, LLC and Internet Capital Group, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed November 22, 1999 (File No. 0-26929))
10.17	Joint Venture Agreement dated October 26, 1999 by and between Internet Capital Group, Inc. and Safeguard Scientifics, Inc. (incorporated by reference to Exhibit 10.23 to the Registration Statement filed by the Company on November 22, 1999 (Registration No. 333-91447))
10.18	Purchase Agreement dated December 6, 1999 between Internet Capital Group, Inc. and AT&T Corp. (incorporated by reference to Exhibit 10.25 to the Registration Statement filed by the Company on December 6, 1999 (Registration No. 333-91447) (the “Follow-on Amendment No. 1”))
10.19	Purchase Agreement dated December 6, 1999 between Internet Capital Group, Inc. and Internet Assets, Inc. (incorporated by reference to Exhibit 10.26 to the Follow-on Amendment No. 1)
10.20	Purchase Agreement dated December 6, 1999 between Internet Capital Group, Inc. and Ford Motor Company (incorporated by reference to Exhibit 10.27 to Amendment No. 3 to the Registration Statement filed by the Company on December 15, 1999 (Registration No. 333-91447))

Exhibit
Number	Document

10.21	Severance and Change in Control Agreement dated as of January 1, 2001 by and between Internet Capital Group, Inc. and Edward H. West (incorporated by reference to Exhibit 10.43 to the 10-K Annual Report for 2001)
10.22	Form of Letter Agreement dated September 20, 2001 between Internet Capital Group, Inc. and certain of its officers (the “Form Severance Letter Agreement”) (incorporated by reference to Exhibit 10.44 to the 10-K Annual Report for 2001)
10.23	Separation of Employment Agreement and General Release between Nigel Andrews and Internet Capital Group, Inc. dated March 2, 2001 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2001)
10.24	Separation of Employment Agreement and General Release between Ronald W. Hovsepian and Internet Capital Group, Inc. dated April 15, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)
10.25	Amendment dated December 11, 2002 to Severance Letter Agreement dated as of September 20, 2001 by and between Internet Capital Group, Inc. and Henry Nassau which is substantially in the form of the Form Severance Letter Agreement (incorporated by reference to Exhibit 10.25 to the 10-K Annual Report for 2002)
10.26	Severance Letter Agreement dated February 4, 2003 by and between Internet Capital Group, Inc. and Anthony Dolanski (incorporated by reference to Exhibit 10.26 to the 10-K Annual Report for 2002)
10.27	Warrant to Purchase Shares of Common Stock of Internet Capital Group, Inc. issued to AT&T Corp., dated January 29, 2001 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2001)
10.28	Tender Agreement among Fir Tree Value Fund, L.P., Fir Tree Institutional Value Fund, L.P., Fir Tree Value Partners, LDC, Fir Tree Recovery Master Fund, L.P. and Internet Capital Group, Inc. dated October 29, 2001 (incorporated by reference to the Company’s filing on Form SC TO-I/ A filed on November 1, 2001 (File No. 005-578-57841))
10.29	First Amendment to Tender Agreement among Fir Tree Value Fund, L.P., Fir Tree Institutional Value Fund, L.P., Fir Tree Value Partners, LDC, Fir Tree Recovery Master Fund, L.P. and Internet Capital Group, Inc. dated October 31, 2001 (incorporated by reference to the Company’s filing on Form SC TO-I/ A filed on November 1, 2001 (File No. 005-578-57841))
10.30	Letter of Credit Agreement dated as of September 30, 2002, by and between Comerica Bank-California and Internet Capital Group, Inc., ICG Holdings, Inc. and Internet Capital Group Operations, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)
10.31	Form of Promissory Note (Option Loan) by and between Internet Capital Group Operations, Inc. and certain of its officers (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)
10.32	Form of Share Pledge Agreement by and between Internet Capital Group Operations, Inc. and certain of its officers (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)
10.33	Form of Promissory Note (Tax Loan) by and between Internet Capital Group Operations, Inc. and certain of its officers (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)
11.1	Statement Regarding Computation of Per Share Earnings (included herein at Note 1-“Significant Accounting Policies” in the subsection “Net Loss Per Share” to the Consolidated Financial Statements and Note 20 — ” Net Loss Per Share” to the Consolidated Financial Statements)
13.1	Sections entitled “Election of Directors (Item 1 on Proxy Card),” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Executive Compensation,” “Other Forms of Compensation,” “Securities Authorized for Issuance Under Equity Compensation Plans,” “Security Ownership of Certain Beneficial Owners and Directors and Officers” and “Certain Relationships and Related Transactions” in the Company’s Definitive Proxy Statement relative to its annual meeting of shareholders, to be filed within 120 days after the end of the year covered by this Form 10-K Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 13.1 to the 10-K Annual Report for 2002)

Exhibit
Number	Document

21.1	Subsidiaries of Internet Capital Group, Inc. (incorporated by reference to Exhibit 21.1 to the 10-K Annual Report for 2002)
23.1	Consent of KPMG LLP regarding Internet Capital Group, Inc.
23.2	Consent of PricewaterhouseCoopers LLP regarding Universal Access Global Holdings Inc.
99.1	Consolidated Financial Statements of Universal Access Global Holdings Inc. (incorporated by reference to Universal Access Global Holdings Inc.’s financial statements included in its Report on Form 10-K, filed on April 8, 2003)