Form 10-Q
period 2003-03-31
INTERNET CAPITAL GROUP INC
filed 2003-05-15
CIK 1085621

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2003

Commission File Number 0-26929

INTERNET CAPITAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	23-2996071 (I.R.S. Employer Identification Number)

600 Building, 435 Devon Park Drive, Wayne, PA (Address of principal executive offices)	19087 (Zip Code)

(610) 989-0111

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) ☐ Yes ☒ No

     Number of shares of Common Stock outstanding as of May 12, 2003: 286,920,469 shares.

INTERNET CAPITAL GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

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
PARTNER COMPANIES AS OF MARCH 31, 2003

Agribuys, Inc. (“Agribuys”)
Anthem/CIC Ventures Fund LP (“Anthem”)
Arbinet - thexchange Inc. (“Arbinet”)
Blackboard, Inc. (“Blackboard”)
Captive Capital Corporation (f/k/a eMarketCapital, Inc.) (“Captive Capital”)
Citadon, Inc. (“Citadon”)
ClearCommerce Corporation (“ClearCommerce”)
CommerceQuest, Inc. (“CommerceQuest”)
ComputerJobs.com, Inc. (“ComputerJobs.com”)
Co-nect Inc. (f/k/a Simplexis.com) (“Co-nect”)
CreditTrade Inc. (“CreditTrade”)
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
OnMedica Group Limited (“OnMedica”)
Onvia.com, Inc. (“Onvia.com”) (Nasdaq:ONVI)
Persona, Inc. (“Persona”)
StarCite, Inc. (“StarCite”)
Surgency, Inc. (f/k/a Benchmarking) (“Surgency”)
Syncra Systems, Inc. (“Syncra Systems”)
Tibersoft Corporation (“Tibersoft”)
Universal Access Global Holdings Inc. (“Universal Access”) (Nasdaq:UAXS)
Verticalnet, Inc. (“Verticalnet”) (Nasdaq:VERT)

INTERNET CAPITAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	As of March 31,	As of December 31,
	2003	2002

	(Unaudited)
	(in thousands, except per share data)
Assets
Current Assets
Cash and cash equivalents	$100,016	$118,657
Restricted cash	6,000	10,876
Short-term investments	2,315	7,311
Accounts receivable, net of allowance ($3,459 — 2003; $4,255 — 2002)	30,756	32,859
Prepaid expenses and other current assets	6,851	6,528

Total current assets	145,938	176,231
Assets of discontinued operations	4,105	5,746
Fixed assets, net	8,189	10,292
Ownership interests in Partner Companies	68,791	71,732
Available-for-sale securities	9,597	10,228
Goodwill	60,584	60,584
Other	26,643	31,433

Total Assets	$323,847	$366,246

Liabilities and Stockholders’ Deficit
Current Liabilities
Current maturities of other long-term debt	$5,290	$11,728
Accounts payable	18,136	13,042
Accrued expenses	26,543	33,812
Accrued compensation and benefits	7,924	11,554
Accrued restructuring	11,598	13,464
Deferred revenue	21,326	19,063

Total current liabilities	90,817	102,663
Liabilities of discontinued operations	4,105	5,296
Other long-term debt	12,616	7,919
Other liabilities	9,595	11,794
Minority interest	4,545	7,106
Convertible subordinated notes	271,114	283,114

Total Liabilities	392,792	417,892
Commitments and contingencies
Stockholders’ Deficit
Preferred stock, $.01 par value; 10,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 2,000,000 shares authorized; 286,920 (2003) and 286,720 (2002) issued and outstanding	287	287
Additional paid-in capital	3,085,303	3,085,232
Accumulated deficit	(3,152,138)	(3,134,036)
Unamortized deferred compensation	(1,937)	(2,968)
Notes receivable—stockholders	(460)	(460)
Accumulated other comprehensive loss	—	299

Total stockholders’ deficit	(68,945)	(51,646)

Total Liabilities and Stockholders’ Deficit	$323,847	$366,246

See notes to consolidated financial statements.

INTERNET CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,

	2003	2002

	(in thousands, except per
	share data)
Revenue	$24,939	$24,819
Operating expenses
Cost of revenue	15,428	18,341
Selling, general and administrative	18,849	24,738
Research and development	5,461	6,488
Amortization of intangibles	2,174	3,100
Impairment related and other	(814)	1,490

Total operating expenses	41,098	54,157

	(16,159)	(29,338)
Other income (loss), net	5,774	(5,895)
Interest income	442	1,398
Interest expense	(4,668)	(7,557)

Loss before minority interest and equity loss	(14,611)	(41,392)
Minority interest	1,434	5,717
Equity loss	(4,925)	(20,607)

Loss from continuing operations	(18,102)	(56,282)
Loss on discontinued operations	—	(5,366)

Net loss	$(18,102)	$(61,648)

Basic and diluted loss per share:
Loss from continuing operations	$(0.07)	$(0.20)
Loss on discontinued operations	—	(0.02)

	$(0.07)	$(0.22)

Shares used in computation of basic and diluted loss per share	269,580	279,262

See notes to consolidated financial statements.

INTERNET CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,

	2003	2002

	(in thousands)
Net cash used in operating activities	$(10,172)	$(13,253)

Investing Activities
Capital expenditures	(89)	(50)
Proceeds from sales of available-for-sale securities	—	287
Proceeds from sales of Partner Company ownership interests	—	4,800
Advances to and acquisitions of ownership interests in Partner Companies	(7,318)	(10,776)
Proceeds from short-term investments	4,990	—
Reduction in cash due to deconsolidation of a subsidiary	—	(5,876)

Net cash used in investing activities	(2,417)	(11,615)

Financing Activities
Long-term debt and capital lease obligations, net	(150)	77
Line of credit borrowings	312	—
Line of credit repayments	(143)	(350)
Repurchase of convertible notes	(5,529)	—
Issuance of stock by subsidiary	—	381

Net cash (used in) provided by financing activities	(5,510)	108

Net decrease in cash and cash equivalents	(18,099)	(24,760)

Effect of exchange rates on cash	(542)	—
Cash and cash equivalents at the beginning of period	118,657	238,135

Cash and cash equivalents at the end of period	$100,016	$213,375

See notes to consolidated financial statements.

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies

Basis of Presentation

     The accompanying unaudited consolidated financial statements of the Company for the three months ended March 31, 2003 and 2002, included herein, have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America and the interim financial statements rules and regulations of the SEC. In the opinion of management, the accompanying unaudited consolidated interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of the Company’s operations and its cash flows for the three months ended March 31, 2003 and 2002 and are not necessarily indicative of the results that may be expected for the year ending December 31, 2003 or for any other interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The information included in this report on Form 10-Q (“Report”) should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s financial statements and notes thereto included in the Company’s 2002 Annual Report on Form 10-K/A.

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The consolidated financial statements also include the following majority owned subsidiaries for the periods indicated, each of which was consolidated since the date the Company acquired majority control (collectively, the “Consolidated Subsidiaries”):

Three Months Ended March 31, 2003

Captive Capital	Freeborders
CommerceQuest	ICG Commerce
eCredit	OneCoast

Three Months Ended March 31, 2002

Captive Capital	ICG Commerce
CommerceQuest	OneCoast
eCredit

     Subsequent to March 31, 2003, the Company’s ownership interest in eCredit was reduced to below 50%. Accordingly, beginning in April 2003, eCredit will no longer be consolidated; however, it will be accounted for under the equity method of accounting.

Concentration of Customer Base and Credit Risk

     Approximately 13% of the Company’s revenue for the three months ended March 31, 2003 relates to one customer. Accounts receivable from this customer as of March 31, 2003 was not significant. No customers represented more than 10% of the Company’s revenues for the three months ended March 31, 2002.

Stock Based Compensation

     As permitted by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock Based Compensation,” the Company measures compensation cost in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, no compensation expense is recorded for stock options issued to employees that are granted at fair market value until they are exercised. Stock options issued to non-employees are recorded at fair value at the date of grant. Fair value is determined using the Black-Scholes model and the expense is amortized over the vesting period.

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

1.	Significant Accounting Policies — (Continued)

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123,” which provides optional transition guidance for those companies electing to voluntarily adopt the accounting provisions of SFAS No. 123. In addition, the statement mandates certain new disclosures that are incremental to those required by SFAS No. 123. The Company will continue to account for stock-based compensation in accordance with APB No. 25. As such, the Company does not expect this standard to have a material impact on its consolidated financial position or results of operations. The Company adopted the disclosure-only provisions of SFAS No. 148 as of December 31, 2002.

     The following table illustrates the effect on the Company’s net loss and net loss per share as if the fair value based method had been applied to all outstanding and unvested awards for each period (unaudited).

	Three Months Ended March 31,

	2003	2002

	(in thousands)
Net loss, as reported	$(18,102)	$(61,648)
Add stock-based employee compensation expense included in reported net loss	1,311	3,802
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards	(7,212)	(9,320)

Proforma net loss	$(24,003)	$(67,166)

Net loss per share, as reported	$(0.07)	$(0.22)
Pro forma net loss per share	$(0.09)	$(0.24)

     The per share weighted-average fair value of options issued by the Company during the three months ended March 31, 2003 and 2002 was $0.42 and $0.80, respectively.

     The following assumptions were used to determine the fair value of stock options granted to employees by the Company for the three month periods ended March 31, 2003 and 2002:

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

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2.	Ownership Interests in Partner Companies

     The following summarizes the Company’s goodwill and other intangibles and ownership interests in Partner Companies by method of accounting.

	As of March 31,	As of December 31,
	2003	2002

	(Unaudited)
	(in thousands)
Goodwill – Consolidated	$60,584	$60,584
Other intangibles – Consolidated	17,207	20,143

	$77,791	$80,727

Ownership interests in Partner Companies – Equity Method	$53,758	$58,067
Ownership interests in Partner Companies - Cost Method	15,033	13,665

	$68,791	$71,732

Equity Method Companies

     The following unaudited summarized financial information for Partner Companies accounted for under the equity method of accounting at March 31, 2003 and 2002 has been compiled from the financial statements of the respective Partner Companies.

Balance Sheets

	As of March 31,	As of December 31,
	2003	2002

Current assets	$160,865	$203,954
Non-current assets	122,170	152,912

Total assets	$283,035	$356,866

Current liabilities	$101,130	$136,732
Non-current liabilities	50,042	76,759
Stockholders’ equity	131,863	143,375

Total liabilities and Stockholder’ equity	$283,035	$356,866

Results of Operations

	Three Months Ended March 31,

	2003	2002

	(in thousands)
Revenue	$72,365	$100,699
Net loss	$(20,224)	$(84,170)

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3.	Goodwill and Other Intangible Assets

     Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually for impairment in accordance with this statement. Accordingly, the Company has ceased amortization of all goodwill and indefinite-lived intangible assets as of January 1, 2002. During the first quarter of 2002, the Company completed the transitional impairment test of other intangible assets, which indicated that the Company’s other intangible assets were not impaired. As of March 31, 2003, goodwill was allocated to the Company’s segments (see Note 11 — Segment Information) as follows: Core - $59.5 million; Emerging - $1.1 million. Amortizable intangible assets as of March 31, 2003 and December 31, 2002 of $16.4 million and $19.4 million, respectively, are included in Other Assets on the Company’s Consolidated Balance Sheets. Unamortizable intangible assets of $0.8 million are also included in Other Assets on the Company’s Consolidated Balance Sheets. Other intangible assets that meet the new criteria continue to be amortized as shown in the table below over their useful lives.

		As of March 31, 2003

		(in thousands)
	Useful	Gross Carrying	Accumulated	Net Carrying
Amortizable Intangible Assets	Life	Amount	Amortization	Amount

Customer Base	3-5 years	$15,540	$(6,553)	$8,987
Technology	3-5 years	25,647	(18,173)	7,474

		$41,187	$(24,726)	$16,461

		As of December 31, 2002

		(in thousands)

	Useful	Gross Carrying	Accumulated	Net Carrying
Amortizable Intangible Assets	Life	Amount	Amortization	Amount

Customer Base	3-5 years	$15,540	$(5,686)	$9,854
Technology	3-5 years	25,479	(15,936)	9,543

		$41,019	$(21,622)	$19,397

     Amortization expense for intangible assets during the three months ended March 31, 2003 and 2002 was $2.2 million and $3.1 million, respectively. Estimated amortization expense for the remainder of 2003 and the five succeeding fiscal years ended is as follows (in thousands):

December 31, 2003 (remainder)	$8,439
December 31, 2004	4,719
December 31, 2005	3,177
December 31, 2006	126
December 31, 2007 and thereafter	—

$16,461

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4.	Derivative Financial Instruments

     In September 2001, the Company entered into a variable share forward contract to hedge 1.8 million shares of its holdings of i2 Technologies, Inc. (“i2 Technologies”) common stock. In addition, as of March 31, 2003, the Company held approximately 518,000 shares of i2 Technologies common stock that have not been hedged. At March 31, 2003, the Company’s holdings of i2 Technologies and the related forward contract were valued at $9.6 million. The Company designated the forward contract as a cash flow hedge and recorded the forward contract at its estimated fair value, with unrealized gains and losses resulting from changes in fair value recorded as a component of “Accumulated other comprehensive loss” on the Consolidated Balance Sheets and changes due to the ineffectiveness of this instrument in “Other income (loss), net” on the Consolidated Statements of Operations. Unrealized gains and losses as a result of this instrument are recognized in the Consolidated Statements of Operations when the underlying hedged item is extinguished or otherwise terminated.

     Subsequent to March 31, 2003, the i2 Technologies forward contract was terminated and the Company received $9.6 million in cash.

     The fair value of warrants held in Partner Companies, which are derivative instruments, are recorded on the Consolidated Balance Sheets at issuance in “Ownership interests in Partner Companies” and are valued using the Black-Scholes method. Changes in the fair value of the warrants are recorded to “Other income (loss), net”. The estimated fair value of warrants held in Partner Companies was approximately $0.8 million at March 31, 2003 and December 31, 2002.

5.	Income Taxes

     The Company’s deferred tax asset before valuation allowance of $645 million at March 31, 2003 consists primarily of $350 million related to the carrying value of its Partner Companies, capital loss carryforwards of $136 million and net operating loss carryforwards of approximately $127 million.

     A valuation allowance has been provided for the Company’s net deferred tax asset at March 31, 2003, as the Company believes, after evaluating all positive and negative evidence, historical and prospective, that it is more likely than not that these benefits will not be realized.

6.	Comprehensive Loss

     Comprehensive loss is the change in equity of a business enterprise during a period resulting from transactions and other events and circumstances from non-owner sources. Excluding net loss, the Company’s source of comprehensive loss is net unrealized appreciation (depreciation) related to its available-for-sale securities. The following summarizes the components of comprehensive loss:

	Three Months Ended March 31,

	2003	2002

	(Unaudited)
	(in thousands)
Net loss	$(18,102)	$(61,648)
Other comprehensive income (loss):
Unrealized depreciation	(631)	(2,771)
Reclassification adjustments	332	1,052

Comprehensive loss	$(18,401)	$(63,367)

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7.	Net Loss per Share

     The calculations of net loss per share were:

	Three Months Ended March 31,

	2003	2002

	(Unaudited)
	(in thousands, except per share data)
Basic and Diluted
Net loss from continuing operations	$(18,102)	$(56,282)
Loss on discontinued operations	—	(5,366)

Net loss	$(18,102)	$(61,648)

Average common shares outstanding	269,580	279,262

Loss from continuing operations	$(0.07)	$(0.20)
Loss on discontinued operations	—	(0.02)

Net loss per share	$(0.07)	$(0.22)

     If a consolidated or equity method Partner Company has dilutive options or securities outstanding, diluted net income (loss) per share is computed first by deducting from income (loss) from continuing operations the income attributable to the potential exercise of the dilutive options or securities of the Partner Company. For the three months ended March 31, 2003 and 2002, the impact of our Partner Companies’ dilutive securities are not included as the impact would be anti-dilutive.

     The following options, restricted stock grants and warrants were not included in the computation of diluted EPS as their effect would have been anti-dilutive: outstanding options to purchase 18,541,875 and 18,570,872 shares of common stock at average prices of $2.95 and $11.29, respectively, as of March 31, 2003 and 2002; 1,994,970 and 7,737,808 shares of unvested restricted stock outstanding as of March 31, 2003 and 2002; respectively; warrants to purchase 1,470,676 shares of common stock at $6.00 which were outstanding as of March 31, 2002 and convertible subordinated notes convertible into 2,127,385 and 3,500,164 shares of common stock outstanding as of March 31, 2003 and 2002, respectively.

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

     As of March 31, 2003, the remaining principal balance of the convertible subordinated notes was $271.1 million and the fair value was approximately $134.2 million. As of December 31, 2002, the remaining principal balance was $283.1 million.

     In January 2003, the Company purchased and extinguished $12.0 million face value of convertible subordinated notes for $5.5 million in cash. The purchase resulted in a gain of $6.1 million, net of expenses, that was included in “Other income (loss), net” in the Company’s Consolidated Statements of Operations.

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8.	Debt – (Continued)

     In 2002 and 2001, the Company purchased and extinguished $163.0 million and $120.2 million face value of convertible subordinated notes for $48.8 million and $35.5 million in cash, respectively.

     The Company recorded interest expense of $3.8 million and $6.1 million during the three months ended March 31, 2003 and 2002, respectively, with interest payments due semiannually through December 21, 2004. Issuance costs of $18.3 million were recorded in other assets and are being amortized as interest expense over the terms of the notes using the effective interest method. In connection with the Company’s early extinguishment of debt in 2003, approximately $0.2 million of these issuance costs was immediately expensed and included in the computation of the gain. As of March 31, 2003, unamortized issuance costs are approximately $2.7 million.

Loan and Credit Agreements

     On September 30, 2002, the Company entered into a loan agreement with Comerica Bank to provide for the issuance of letters of credit (the “Loan Agreement”). The Loan Agreement provides for issuances of letters of credit up to $20 million subject to a cash-secured borrowing base as defined by the Loan Agreement. Issuance fees of 0.50% per annum of the face amount of each letter of credit will be paid to Comerica Bank subsequent to issuance. The Loan Agreement also is subject to a 0.25% per annum unused commitment fee payable to the bank quarterly. As of March 31, 2003, $0.9 million in letters of credit were outstanding under the loan agreement, and amounts secured under the Loan Agreement are included in “Restricted Cash” on the Company’s Consolidated Balance Sheets.

Other Long-Term Debt

     The Company’s other long-term debt of $12.6 million (net of current maturities of $5.3 million) relates to its consolidated Partner Companies and primarily consists of secured notes due to stockholders and outside lenders of CommerceQuest, Freeborders, OneCoast, as well as certain capital lease commitments. $3.3 million of this debt is secured by cash collateral, which is included in “Restricted Cash” on the Company’s Consolidated Balance Sheets.

9.	Discontinued Operations

     In 2002, two Partner Companies of the Company sold substantially all of their assets. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” these Partner Companies have been treated as discontinued operations. Accordingly, the operating results of these two discontinued operations have been presented separately from continuing operations in the line item “Loss on discontinued operations” in our Consolidated Statements of Operations. These two former consolidated subsidiaries, Delphion, Inc. (“Delphion”) and Logistics.com, Inc. (“Logistics.com”) had revenue of $3.4 million for the three months ended March 31, 2002. The assets and liabilities of Delphion should be settled by the end of the third quarter of 2003.

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10.	Restructuring

     During 2003, 2002 and 2001, the Company and certain of its consolidated Partner Companies implemented restructuring plans designed to reduce cost structures by closing and consolidating offices, disposing of fixed assets, and reducing their workforces. In the three months ended March 31, 2003, the Company and its Consolidated Partner Companies recorded restructuring charges totaling $0.5 million offset by a credit of $1.3 million for a restructuring item that was settled for less than the amount that was originally anticipated and accrued. These charges are included in “Impairment related and other” in the Consolidated Statements of Operations.

     Restructuring activity is summarized as follows:

				Non-cash
				Items
	Accrual at	Restructuring	Cash	Expensed	Accrual at
	December 31, 2002	Charges	Payments	Immediately	March 31, 2003

	(in thousands)
Restructuring – 2003
Office closure costs	$1,395	$31	$(31)	$(245)	$1,150
Employee severance and related benefits	1,186	506	(528)	—	1,164

	$2,581	537	(559)	(245)	2,314
Restructuring – 2002
Office closure costs	10,474	(1,351)	—	—	9,123
Employee severance and related benefits	260	—	(248)	—	12

	10,734	(1,351)	(248)	—	9,135
Restructuring – 2001
Lease termination costs	149	—	—	—	149

	$13,464	$(814)	$(807)	$(245)	$11,598

11.	Segment Information

     The Company’s reportable segments using the “management approach” under SFAS No. 131, “Disclosure About Segments of a Business Enterprise and Related Information,” consist of two operating segments, the core (“Core”) partner companies operating segment and the emerging (“Emerging”) partner companies operating segment. Each segment includes the results of the Company’s Consolidated Partner Companies and records the Company’s share of earnings and losses of Partner Companies accounted for under the equity method of accounting and captures our basis in the assets of all of our partner companies.

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

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11.    Segment Information (Continued)

Three Months Ended March 31, 2003

				Reconciling Items

				Discontinued
			Total	Operations and				Consolidated
	Core	Emerging	Segments	Dispositions	Corporate	Other		Results

	(in thousands)
Selected data:
Revenues	$24,737	$202	$24,939	$—	$—	$—		$24,939
Net loss	$(14,760)	$(1,209)	$(15,969)	$—	$(8,981)	$6,848	*	$(18,102)
Assets	$205,869	$16,498	$222,367	$4,105	$97,375	$—		$323,847
Capital expenditures	$(89)	$—	$(89)	$—	$—	$—		$(89)

Three Months Ended March 31, 2002

				Reconciling Items

				Discontinued
			Total	Operations and				Consolidated
	Core	Emerging	Segments	Dispositions	Corporate	Other		Results

	(in thousands)
Selected data:
Revenues	$24,757	$76	$24,833	$—	$—	$(14)		$24,819
Net loss	$(28,316)	$(10,633)	$(38,949)	$(8,858)	$(13,833)	$(8	)*	$(61,648)
Assets	$226,777	$54,154	$280,391	$38,738	$256,952	$—		$576,621
Capital expenditures	$(71)	$—	$(71)	$—	$21	$—		$(50)

*     Other reconciling items to net loss are as follows:

	Three Months ended March 31,

	2003	2002

Minority interest	$1,434	$5,717
Other income (loss)	5,414	(5,725)

	$6,848	$(8)

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12.	Parent Company Financial Information

     Parent Company financial information is provided to present the financial position and results of operations of the Company as if the Partner Companies accounted for under the consolidation method of accounting were accounted for under the equity method of accounting for all applicable periods presented. The Company’s share of the consolidated Partner Companies’ losses is included in “Equity loss” in the Parent Company Statements of Operations for all periods presented based on the Company’s ownership percentage in each period. The carrying value of the consolidated companies as of March 31, 2003 and December 31, 2002 is included in “Ownership interests in Partner Companies” in the Parent Company Balance Sheets.

Parent Company Balance Sheets

	As of March 31,	As of December 31,
	2003	2002

	(Unaudited)
	(in thousands)
Assets
Cash and cash equivalents	$68,553	$81,875
Restricted cash	4,180	9,180
Short-term investments	1,996	6,986
Other current assets	2,346	2,927

Current assets	77,075	100,968
Ownership interests in Partner Companies	132,034	140,621
Available-for-sale securities	9,597	10,228
Other	7,219	8,180

Total assets	$225,925	$259,997

Liabilities and stockholders’ deficit
Current liabilities	$23,756	$28,529
Convertible subordinated notes	271,114	283,114
Stockholders’ deficit	(68,945)	(51,646)

Total liabilities and stockholders’ deficit	$225,925	$259,997

     Parent Company Statements of Operations

	Three Months Ended March 31,

	2003	2002

	(Unaudited)
	(in thousands)
Revenue	$—	$—
Operating expenses
General and administrative	5,032	8,226

Total operating expenses	5,032	8,226

	(5,032)	(8,226)
Other income (loss), net	5,414	(5,725)
Interest expense, net	(3,949)	(5,607)

Loss before equity loss	(3,567)	(19,558)
Equity loss	(14,535)	(42,090)

Net loss	$(18,102)	$(61,648)

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12.	Parent Company Financial Information (Continued)

Parent Company Statements of Cash Flows

	Three Months Ended March 31,

	2003	2002

	(Unaudited)
	(in thousands)
Net cash used in operating activities	$(1,015)	$(1,380)

Investing Activities
Capital expenditures, net	—	21
Proceeds from sales of available-for-sale securities	—	287
Proceeds from sales of Partner Company ownership interests	—	4,800
Advances to and acquisitions of ownership interests in Partner Companies	(11,768)	(24,726)
Proceeds from short-term investments	4,990	—

Net cash used in investing activities	(6,778)	(19,618)

Financing Activities
Repurchase of convertible notes	(5,529)	—

Net cash used in financing activities	(5,529)	—

Net decrease in cash and cash equivalents	(13,322)	(20,998)

Cash and cash equivalents at the beginning of period	81,875	215,581

Cash and cash equivalents at the end of period	$68,553	$194,583

Other Income (Loss), net

     Other income (loss), net consists of the effect of transactions and other events incidental to the Company’s ownership interests in its Partner Companies and its operations in general.

	Three Months Ended March 31,

	2003	2002

	(Unaudited)
	(in thousands)
Gain on debt extinguishment (Note 8)	$6,127	$—
Realized and unrealized losses on available-for-sale securities	(332)	(1,052)
Sales of Ownership interests in Partner Companies	—	(3,793)
Other	(381)	(880)

	$5,414	$(5,725)

     During the three months ended March 31, 2003 and 2002, the Company recorded losses of $0.3 and $1.3 million to reflect the other-than-temporary decline in market value of i2 Technologies and divine, Inc. During the three months ended March 31, 2002, the Company sold shares of other available-for-sale securities resulting in a gain of $0.2 million.

     During the three months ended March 31, 2002, the Company sold its ownership interests in various Partner Companies in exchange for cash. Sales of Partner Company interests resulted in a loss of $3.8 million for the three months ended March 31, 2002.

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

     Because we own significant interests in information technology companies, many of which generate net losses, we have experienced, and expect to continue to experience, significant volatility in our quarterly results. While many of our partner companies have consistently reported losses, we have recorded net income in certain periods and experienced significant volatility from period to period due to one-time or infrequently occurring transactions and other events incidental to our ownership interests in partner companies. These transactions and events are described in more detail in Note 8, Note 9, and Note 12 of our Consolidated Financial Statements and include dispositions of, and changes to, our partner company ownership interests, dispositions of our holdings of available-for-sale securities and debt extinguishments.

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

Basis of Presentation

    Effect of Various Accounting Methods on our Results of Operations

     The various interests that we acquire in our partner companies are accounted for under three methods: consolidation, equity method and cost method. The applicable accounting method is generally determined based on our voting interest in a partner company.

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

Reportable Segments

     Our reportable segments using the “management approach” under SFAS No. 131, “Disclosure About Segments of a Business Enterprise and Related Information,” consist of two operating segments, the Core partner companies operating segment and the Emerging partner companies operating segment. Each segment includes the results of our consolidated partner companies, our share of earnings and losses of partner companies accounted for under the equity method of accounting and captures our basis in the assets of all of our partner companies. Our operations, as well as our partner companies’ operations, were principally in the United States of America during all periods presented.

     As of March 31, 2003, we owned interests in 36 partner companies which are categorized below based on segment and method of accounting.

CORE PARTNER COMPANIES (%Voting Interest)

Consolidated	Equity	Cost

CommerceQuest (80%)	CreditTrade (30%)	Blackboard (15%)
eCredit (99.9%)	eMerge Interactive (33%)
Freeborders (55%)	GoIndustry (31%)
ICG Commerce (75%)	Investor Force (38%)
OneCoast (97%)	iSky (25%)
LinkShare (40%)
Marketron (40%)
StarCite (22%)
Syncra Systems (29%)
Universal Access (22%)
Verticalnet (22%)

EMERGING PARTNER COMPANIES (%Voting Interest)

Consolidated	Equity	Cost

Captive Capital (54%)	Agribuys (31%)	Anthem (9%)
	ComputerJobs.com (46%)	Arbinet (3%)
	Co-nect (36%)	Citadon (2%)
	OnMedica (33%)	ClearCommerce (11%)
	Onvia.com (22%)	Emptoris (12%)
	Surgency (22%)	Entegrity Solutions (2%)
FuelSpot (9%)
inreon (17%)
Jamcracker (3%)
Mobility Technologies (3%)
Persona (11%)
Tibersoft (5%)

     The following summarizes the unaudited selected financial information related to our segments. Each segment includes the results of our consolidated partner companies and records our share of the earnings and losses of partner companies accounted for under the equity method of accounting. The partner companies included within the segments are consistently the same 36 partner companies for 2003 and 2002. The method of accounting for any particular partner company may change based on our ownership interest.

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

Three Months Ended March 31, 2003

				Reconciling Items

	Core	Emerging	Total Segments	Discontinued Operations and Dispositions	Corporate	Other	Consolidated Results

	(in thousands)
Selected Data:
Revenues	$24,737	$202	$24,939	$—	$—	$—	$24,939
Net loss	$(14,760)	$(1,209)	$(15,969)	$—	$(8,981)	$6,848	$(18,102)

Three Months Ended March 31, 2002

				Reconciling Items

	Core	Emerging	Total Segments	Discontinued Operations and Dispositions	Corporate	Other	Consolidated Results

	(in thousands)
Selected Data:
Revenues	$24,757	$76	$24,833	$—	$—	$(14)	$24,819
Net loss	$(28,316)	$(10,633)	$(38,949)	$(8,858)	$(13,833)	$(8)	$(61,648)

Results of Operations – Core Companies

     The following presentation of our Results of Operations – Core Companies includes the results of our consolidated Core partner companies and our share of the results of our equity method Core partner companies.

Core Segment Results

	Three Months Ended March 31,

	2003	2002

	(in thousands)
Selected data:
Revenue	$24,737	$24,757
Cost of revenue	$(15,339)	$(18,241)
Selling, general and administrative	$(13,461)	$(16,197)
Research and development	$(5,461)	$(6,488)
Amortization of other intangibles	$(2,174)	$(3,100)
Equity loss	$(3,959)	$(6,831)
Net loss	$(14,760)	$(28,316)

   Revenue

     Revenue from Core companies was $24.7 million for the three months ended March 31, 2003 versus $24.8 million for the three months ended March 31, 2002. Included in Core revenue for 2003 was $1.8 million due to the inclusion of an additional consolidated partner company which was not included during the 2002 period. Increases in the customer base and increased activity of existing customers at ICG Commerce were more than offset by lower software and services revenue at CommerceQuest and eCredit and lower revenue at OneCoast principally as a result of the sale of an agency.

   Operating Expenses

     Operating expenses, including cost of revenue, selling, general and administrative and research and development for Core companies were $34.3 million and $40.9 million for the three months ended March 31, 2003 and 2002, respectively. These operating expenses have decreased by $9.3 million as ICG Commerce, CommerceQuest, OneCoast and eCredit implemented cost reduction programs. These decreases were partially offset by an increase of $2.7 million due to the inclusion of an additional consolidated partner company in 2003.

   Amortization of other intangibles

     Amortization of other intangibles related to Core companies was $2.2 million and $3.1 million for the three months ended March 31, 2003 and 2002, respectively. The decrease is principally the result of a lower net intangibles balance at March 31, 2003 versus 2002.

   Equity Loss

     A significant portion of our net results from our Core companies is derived from those partner companies in which we hold a substantial minority ownership interest. Our share of income or losses of these companies, amortization of intangibles related to our carrying value of these companies and any impairment losses related to these companies is recorded in our Consolidated Statements of Operations under “Equity loss.”

     Our share of income and net losses of Core companies decreased to $4.0 million for the three months ended March 31, 2003 versus $6.8 million for the same period of 2002. As a result of our share of Verticalnet’s, eMerge Interactive’s and Universal Access’ reduced 2003 losses versus 2002, our equity loss decreased by $1.6 million.

     The residual decrease of $1.2 million is due to decreased losses at the majority of our Core equity method companies in 2003 versus 2002 as they increased revenues and reduced operating expenses.

     Our investment in certain Core equity method partner companies may be reduced to zero. As a result we may not record our share of these companies losses until such time as our share of income equals the unrecorded losses or the partner companies equity transactions result in an adjustment of our investment.

     There were no impairment losses related to Core equity method partner companies for the three months ended March 31, 2003 and 2002.

Results of Operations – Emerging Companies

     The following presentation of our Results of Operations – Emerging Companies includes the results of our consolidated Emerging partner companies and our share of the results of our equity method Core partner companies.

Emerging Segment Results

	Three Months Ended March 31,

	2003	2002

	(in thousands)
Selected data:
Revenue	$202	$76
Cost of revenue	$(89)	$(100)
Selling, general and administrative	$(356)	$(328)
Equity loss	$(966)	$(10,284)
Net loss	$(1,209)	$(10,633)

     Our share of income and net losses of equity method Emerging companies was $1.0 million for 2003 versus $10.3 million for 2002. The decrease is primarily the result of our basis in these companies being reduced to zero, principally at Onvia.com, and reduced losses at these companies.

Discontinued Operations and Dispositions

     During 2002, two consolidated subsidiaries sold substantially all of their assets. In accordance with SFAS No. 144, these transactions were treated as discontinued operations. Accordingly, the revenue and operating results for 2002 have been presented, net, in one line item “Loss on discontinued operations” in our Consolidated Statements of Operations. These two consolidated subsidiaries, Delphion and Logistics.com had revenue of $3.4 million for the three months ended March 31, 2002. Our share of these companies’ losses totaled $5.4 million for the three months ended March 31, 2002. The assets and liabilities of Delphion should be settled by the end of the third quarter of 2003.

     The caption “Dispositions” for segment reporting purposes includes the impact on our consolidated results of the partner companies that we have disposed our ownership interest in or have ceased operations during the three months ended March 31, 2002.

     Our share of the income and losses of those equity method companies that we disposed of was losses of $3.5 million for the three months ended March 31, 2002.

     Corporate

	Three Months Ended March 31,

	2003	2002

	(in thousands)
General and administrative	$(5,032)	$(8,226)
Interest income (expense), net	(3,949)	(5,607)

Total corporate operating expenses	$(8,981)	$(13,833)

   General and Administrative

     Our general and administrative costs consist primarily of employee compensation, facilities, outside services such as legal, accounting and consulting, travel-related costs and stock-based compensation. The decrease is the result of the restructuring of our operations, principally the reduction in the number of employees. Included in these expenses is stock-based compensation of $1.1 and $2.7 million for the three months ended March 31, 2003 and 2002, respectively, consisting primarily of amortization expense related to options granted below fair value in 1999 and grants of restricted stock to employee’s during 2001. Stock-based compensation for 2003 decreased as the result of more restricted stock grants vesting in 2002.

   Interest Income/Expense

     The decrease in interest expense, net of $1.7 million is primarily attributable to the reduction in the amount of convertible notes outstanding and cash at March 31, 2003 versus March 31, 2002.

Other

	Three Months Ended March 31,

	2003	2002

	(in thousands)
Other income (loss) (Note 12)	$5,414	$(5,725)
Minority interest	1,434	5,717

	$6,848	$(8)

Liquidity and Capital Resources

     As of March 31, 2003, we had $70.5 million in cash, cash equivalents and short-term investments, $9.6 million in available-for-sale securities, principally consisting of shares in i2 Technologies which were converted into cash in April 2003 and $4.2 million in restricted cash for total liquidity of $84.3 million. In addition, our consolidated partner companies had cash, cash equivalents, restricted cash and short-term investments of $33.6 million. Consolidated working capital decreased to $55.1 million at March 31, 2003 compared to $73.6 million at December 31, 2002, primarily as a result of acquisition of ownership interests, our repurchase of debt and net cash outflows from operations during the period ended March 31, 2003.

     Net cash used in operating activities was approximately $10.2 million for the quarter ended March 31, 2003 compared to $13.3 million during the same prior year period. The decrease is primarily the result of the decreased losses at our consolidated partner companies.

     Net cash used in investing activities during the quarter ended March 31, 2003 was $2.4 million, versus $11.6 million during the comparable 2002 period. The decrease is primarily due to fewer acquisitions of ownership interests and the effect of the reduction in cash due to a deconsolidation of a subsidiary in the 2002 period.

     Net cash used in financing activities during the quarter ended March 31, 2003 was $5.5 million, versus net cash provided by financing activities of $0.1 million during the comparable 2002 period. This change is primarily attributable to the repurchase of convertible notes during the three months ended March 31, 2003.

     Existing cash, cash equivalents and short-term investments, available-for-sale securities, proceeds from the issuance of debt and equity securities of our consolidated partner companies to third parties, proceeds from the potential sales of all or a portion of our minority interests in certain partner companies, and other internal sources of cash flow are expected to be sufficient to fund our cash requirements through March 31, 2004, including commitments to existing partner companies, debt obligations and repurchases and general operations requirements. At March 31, 2003, we had $14.0 million of funding and guarantee commitments relating to partner companies. If a certain consolidated partner company achieves a fair market value in excess of $1.0 billion, we will be obligated to pay, in cash or stock at our option, 4% of the partner company’s fair market value in excess of $1.0 billion, up to $70 million. This contingent obligation will expire on the earlier to occur of May 31, 2005 or an unaffiliated company sale, if the valuation milestone is not achieved. Currently, the fair market value of this partner company is well below $1.0 billion.

     We will continue to evaluate acquisition opportunities and may acquire additional equity or debt interests in new and existing partner companies during the next twelve months; however, such acquisitions are largely discretionary. If we elect to make additional acquisitions, it may become necessary for us to raise additional funds. We may not be able to raise additional capital and failure to do so could have a material adverse effect on our business. If additional funds are raised through the issuance of equity securities, our existing stockholders may experience significant dilution.

     We are a party to a loan agreement which provides for issuances of letters of credit up to $20 million subject to a cash secured borrowing base. As of March 31, 2003, $0.9 million in letters of credit were outstanding under the agreement.

     We and our consolidated subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. We do not expect the ultimate liability with respect to these actions will materially affect our financial position or cash flows.

Commitments

     Our long-term commitments have not materially changed from those disclosed in our filing on Form 10-K/A for the year ended December 31, 2002 other than the aforementioned reduced funding commitments and debt repurchase.

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

     Companies listed on the Nasdaq SmallCap Market are required to maintain a minimum bid price of $1.00 per share. When we transferred from the Nasdaq National Market to the Nasdaq SmallCap Market, our securities were trading below $1.00. As a result of our transfer to the SmallCap market, we were granted an initial grace period lasting until October 22, 2002 to regain compliance with the $1.00 per share minimum bid price requirement. On October 23, 2002 we received a letter from Nasdaq informing us that, although we did not regain compliance during the initial grace period, we qualified for and would be provided with a second grace period, lasting 180 calendar days, to regain compliance. On April 21, 2003, we received a letter from Nasdaq informing us that although we did not regain compliance during the second grace period, we qualified for and have been provided with with a third grace period lasting 90 calendar days to regain compliance. Accordingly, while we are not now in compliance with the SmallCap Market’s $1.00 per share minimum bid price requirement, we currently have until July 21, 2003 to regain compliance.

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

     In December 1999, the Company issued convertible subordinated notes that bear interest at an annual rate of 5.5% and mature in December 2004. As of March 31, 2003, $271.1 million in face value of these notes remained outstanding. We may be unable to repay or refinance this long-term debt when it matures. If we successfully refinance this debt, then we may issue securities that will be senior to our common stock and may issue equity securities that would dilute the interests of the holders of our common stock. If we are unable to pay or refinance these obligations when due, we would probably be rendered insolvent and could be forced into bankruptcy. In a bankruptcy proceeding, it is likely that the holders of our common stock would lose most or all of their investment.

Our outstanding indebtedness could negatively impact our future prospects.

     As of March 31, 2003, we had $271.1 million in outstanding convertible subordinated notes and $17.9 million in other long-term debt (including the current portion thereof). This indebtedness may:

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

     Of our $323.8 million in total assets as of March 31, 2003, $68.8 million, or 21.2%, consisted of ownership interests in and advances to our partner companies accounted for under the equity and cost methods. The carrying value of our partner company ownership interests includes our original acquisition cost, the effect of accounting for certain of our partner companies under the equity method of accounting, the effect of adjustments to our carrying value resulting from certain issuances of equity securities by our partner companies, and the effect of impairment charges recorded for the decrease in value of certain partner companies. The carrying value of our partner companies will be impaired and decrease if one or more of our partner companies do not succeed. The carrying value of our partner companies is not marked to market; therefore, a decline in the market value of one of our publicly traded partner companies may impact our financial position by not more than the carrying value of the partner company. However, this decline would likely affect the price of our common stock. For example, our stakes in our publicly traded partner companies had a combined market value of $13.6 million in the aggregate as of March 31, 2003. A decline in the market value of our publicly traded partner companies will likely cause a decline in the price of our common stock.

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

Fluctuations in our quarterly results may adversely affect our stock price.

We expect that our quarterly results will fluctuate significantly due to many factors, including:

•	the operating results of our partner companies;

•	significant fluctuations in the financial results of technology companies generally;

•	changes in equity losses or income;

•	the acquisition or divestiture of interests in partner companies;

•	the repurchase of any of our outstanding indebtedness

•	changes in our methods of accounting for our partner company interests, which may result from changes in our ownership percentages of our partner companies;

•	sales of equity securities by our partner companies, which could cause us to recognize gains or losses under applicable accounting rules;

•	the pace of development or a decline in growth of the technology market;

•	competition for the goods and services offered by our partner companies; and

•	our ability to effectively manage our growth and the growth of our partner companies.

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

     We believe that our success will depend on continued employment by us and our partner companies of executive officers and key personnel, as well as on our and our partner companies’ ability to attract additional qualified personnel. If one or more members of our executive officers or key personnel, or our partner companies’ executive officers or key personnel were unable or unwilling to continue in their present positions, or if we or our partner companies were unable to hire qualified personnel, our business and operations could be disrupted and our operating results and financial condition could be seriously harmed.

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

     We may compete with one of our stockholders and some of our partner companies for internet-related opportunities. As of March 31, 2003, Safeguard Scientifics, Inc. owns 12.9% of our outstanding common stock and may compete with us to acquire interests in technology e-commerce companies. The Chairman of Safeguard Scientifics’ Board of Directors and Safeguard Scientifics’ former Chairman and CEO are currently members of our Board of Directors. This may give Safeguard Scientifics access to our business plan and knowledge about potential transactions. In addition, we may compete with our partner companies to acquire interests in technology e-commerce companies and our partner companies may compete with each other for technology e-commerce opportunities. This competition, and the complications posed by the Safeguard Scientifics affiliated directors, may deter companies from partnering with us and may limit our business opportunities.

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

     Because we hold significant stakes of restricted securities in thinly-traded public companies, we may have difficulty selling our interest in such companies and, if we are able to sell our shares, such sales may be subject to volume limitations and may be at prices that are below the then-quoted bid prices.

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

     Provisions of our certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. Our certificate of incorporation provides that our board of directors may issue preferred stock without stockholder approval and also provides for a staggered board of directors. We are subject to the provisions of Section 203 of the Delaware General Corporation Law, which restricts certain business combinations with interested stockholders. Additionally, we have a Rights Agreement which has the effect of discouraging any person or group from beneficially owning more that 15% of our outstanding common stock unless our board has amended the plan or redeemed the rights. The combination of these provisions may inhibit a non- negotiated merger or other business combination.

In August 2003, members of management may sell shares of the Company’s common stock in connection with the vesting of restricted stock grants, which could have a negative effect on the price of the Company’s stock.

     Members of our management have been granted shares of restricted stock of which approximately 1.2 million will vest in August 2003. We believe that individuals are likely to sell shares of the Company’s common stock to cover tax liabilities associated with the vesting and they may sell additional vested shares. Such sales could have a negative effect on the stock price.

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

     Verticalnet, eMerge Interactive, Onvia.com and Universal Access are our publicly-traded partner companies. The price of their common stock has been highly volatile. As of March 31, 2003, the market value of our publicly-traded partner companies was $13.6 million. Fluctuations in the price of Verticalnet’s, eMerge Interactive’s, Onvia.com’s and Universal Access’ and other future publicly-traded partner companies’ common stock are likely to affect the price of our common stock. Our assets as reflected in our balance sheet dated March 31, 2003, were $323.8 million, of which $9.4 million related to Verticalnet, eMerge Interactive, Onvia.com and Universal Access. However, we believe that comparisons of the value of our holdings in partner companies to the value of our total assets are not meaningful because not all of our partner company ownership interests are marked to market in our balance sheet.

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

     Onvia.com’s results of operations, and accordingly the price of its common stock, may be adversely affected by the risk factors disclosed in its SEC filings, including the following factors:

•	potential loss of rights to distribute governmental content;

•	potential reduction in governmental spending resulting in a reduction of Onvia.com’s bid flow;

•	inability to eliminate monthly lease payments on idle office space;

•	inability to increase subscribership to its premium, higher priced services;

•	many competitors of Onvia.com have larger customer bases and greater brand recognition;

•	government agencies’ unwillingness to purchase their business services and products online;

•	a significant number of small businesses, government agencies and their vendors’ unwillingness to use its emarketplace to buy and sell services and products;

•	failure of small business customers to provide data about themselves;

•	inability to enhance the features and services of its exchange to achieve acceptance and scalability;

•	negative impact on stock price and future operations resulting from a declared cash distribution; and

•	inability to manage a change in strategy.

     Universal Access’ results of operations, and accordingly the price of its common stock, may be adversely affected by the risk factors disclosed in its SEC filings, including the following factors:

•	restrictions on future operating activities and ability to pursue business opportunities in connection with the incurrence of indebtedness

•	significant dilution of stockholders’ equity interest in connection with proposed stock sale to CityNet Telecommunications, Inc.

•	failure of its services to be sufficiently rapid, reliable and cost-effective;

•	unwillingness of clients to outsource the obtaining of circuits;

•	inability to expand its Universal Transport Exchange (UTX) facilities;

•	failure to successfully operate a network operations center;

•	inability to implement and maintain its Universal Information Exchange (UIX) databases;

•	failure of the market for UTX services to grow;

•	inability to maintain listing on the Nasdaq SmallCap Market;

•	inability of clients’ to pay their obligations;

•	inability to obtain additional financing;

•	inability to reduce costs and increase revenues, difficulties or delays in delivering circuits;

•	inability to successfully aggregate circuits; and

•	dependence on several large clients.

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

Our partner companies may fail to retain significant customers.

     If our partner companies are not able to retain significant customers, such partner companies’ results of operations and financial position could be adversely effected.

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

     Our partner companies are inventing new solutions for doing business. In support of this innovation, they will develop proprietary techniques, trademarks, processes and software. Although we believe reasonable efforts will be taken to protect the rights to this intellectual property, the complexity of international trade secret, copyright, trademark and patent law, coupled with the limited resources of these young companies and the demands of quick delivery of products and services to market, create risk that their efforts will prove inadequate. Further, the nature of internet business demands that considerable detail about their innovative processes and techniques be exposed to competitors, because it must be presented on the websites in order to attract clients. Some of our partner companies also license content from third parties, and it is possible that they could become subject to infringement actions based upon the content licensed from those third parties. Our partner companies generally obtain representations as to the origin and ownership of such licensed content; however, this may not adequately protect them. Any claims against our partner companies’ proprietary rights, with or without merit, could subject our partner companies to costly litigation and the diversion of their technical and management personnel. If our partner companies incur costly litigation and their personnel are not effectively deployed, the expenses and losses incurred by our partner companies will increase and their profits, if any, will decrease.

Government regulation of the internet and e-commerce may harm our partner companies’ businesses

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     We are exposed to equity price risks on the marketable portion of our equity securities. Our public holdings at March 31, 2003 include equity positions in companies in the technology industry sector, including: eMerge Interactive; Universal Access; Onvia.com; and Verticalnet, many of which have experienced significant historical volatility in their stock prices. A 20% adverse change in equity prices, based on a sensitivity analysis of our public holdings as of March 31, 2003, would result in an approximate $2.7 million decrease in the fair value of our public holdings.

     The carrying values of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and notes payable, approximate fair value because of the short maturity of these instruments. At March 31, 2003, the fair value of convertible subordinated notes is $134.2 million versus a carrying value of $271.1 million. The carrying value of other long-term debt approximates its fair value, as estimated by using discounted future cash flows based on our current incremental borrowing rates for similar types of borrowing arrangements.

     We have historically had very low exposure to changes in foreign currency exchange rates, and as such, have not used derivative financial instruments to manage foreign currency fluctuation risk.

ITEM 4. CONTROLS AND PROCEDURES

     Within 90 days of the filing of this Report, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures provide reasonable assurance that information required to be included in the Company’s periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.

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

     On December 20, 2002, the Company was named as a defendant in an action filed in the United States District Court for the District of Maine. The plaintiffs include former stockholders of Animated Images, Inc (“Animated Images”), one of the Company’s former partner companies. In addition to the Company, the defendants include Freeborders, a current partner company, and four individual defendants, including former officers of the Company and former Animated Images directors. The complaint generally alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and Section 5(a) of the Securities Act of 1933, fraud, breach of contract, breach of fiduciary duty and civil conspiracy, among other claims, in connection with the merger of Animated Images into Freeborders. In support of these claims, the plaintiffs allege, among other things, that the defendants misrepresented the value of the stock of Freeborders, resulting in plaintiffs’ having received less consideration in the merger than that to which they believe they were entitled. On April 18, 2003 the Company filed a motion to dismiss substantially all plaintiffs’ complaints. Plaintiffs have yet to respond to this motion and the Court has not yet ruled on this motion.

          ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

             None.

          ITEM 3. DEFAULTS UPON SENIOR SECURITIES

             None.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

          ITEM 5. OTHER INFORMATION

None.

          ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Number	Document

10.1	Severance and Change of Control Agreement by and between ICG Commerce, Inc. and Edward H. West dated as of January 1, 2003.

10.2	Letter Agreement between Internet Capital Group and Edward H. West dated February 25, 2003 relating to termination of employment.

11.1	Statement Regarding Computation of Per Share Earnings (included herein at Note 7 “Net Loss Per Share” to the Consolidated Financial Statements on page 12)

(b)	Reports on Form 8-K

          On March 31, 2003, the Company filed a Current Report on Form 8-K dated March 31, 2003 in connection with the certifications of our Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002 which accompanied our Form 10-K for the year ended December 31, 2002, in accordance with Regulation FD.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNET CAPITAL GROUP, INC.

Date: May 15, 2003	By:	/s/ Anthony P. Dolanski

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ Walter W. Buckley, III

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ Anthony P. Dolanski

Anthony P. Dolanski
Chief Financial Officer

EXHIBIT INDEX

Number	Document

10.1	Severance and Change in Control Agreement by and between ICG Commerce, Inc. and Edward H. West dated as of January 1, 2003.

10.2	Letter Agreement between Internet Capital Group and Edward H. West dated February 25, 2003 relating to termination of employment

11.1	Statement Regarding Computation of Per Share Earnings (included herein at Note 7 “Net Loss Per Share” to the Consolidated Financial Statements on page 12)