Form 10-K/A
period 2001-12-31
INTERNET CAPITAL GROUP INC
filed 2003-08-05
CIK 1085621

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR FISCAL YEAR ENDED DECEMBER 31, 2001

                            COMMISSION FILE 000-26929

                               ------------------

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

                               ------------------

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicated by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

      The approximate aggregate market value of Common Stock held by non-affiliates of the Company was $284.0 million as of March 1, 2002. (For purposes of determining this amount only, the Company has defined affiliates as including (a) the executive officers names in Part I of this 10-K Report, (b) all directors of the Company and (c) each stockholder that has informed the Company by March 1, 2002 that it is the beneficial owner of 10% or more of the outstanding common stock of the Company.)

      The number of shares of the Company's Common Stock outstanding as of March 1, 2002 was 287,689,624 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the definitive proxy statement (the "Definitive Proxy Statement") filed with the Securities and Exchange Commission relative to the Company's Annual Meeting of Stockholders for the fiscal year ended December 31, 2001 are incorporated by reference into Part III of this Report.

================================================================================

                       EXPLANATORY NOTE TO AMENDMENT NO. 1

      Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the "Form 10-K") is filed solely to include
Exhibit 10.1.4, Internet Capital Group, Inc.'s 1999 Equity Compensation Plan, in its final form. In order to address the filing of this exhibit, the registrant hereby amends Item 15 to the Form 10-K in its entirety as follows:

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

10.1.4      Internet Capital Group, Inc. 1999 Equity Compensation Plan as
            Amended and Restated July 25, 2001 *

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

10.43       Severance and Change in Control Agreement dated as of January 1,
            2001 by and between Internet Capital Group, Inc. and Edward H. West

10.44       Form of Letter Agreement dated September 20, 2001 between Internet
            Capital Group, Inc. and certain of its officers

10.45       Separation of Employment Agreement and General Release between Nigel
            Andrews and Internet Capital Group, Inc. dated March 2, 2001
            (incorporated by reference to Exhibit 10.1 to the Company's
            Quarterly Report of Form 10-Q for the quarter ending March 31, 2001)

10.46       Warrant to Purchase Shares of Common Stock of Internet Capital
            Group, Inc. issued to AT&T Corp., dated January 29, 2001
            (incorporated by reference to Exhibit 10.2 to the Company's
            Quarterly Report of Form 10-Q for the quarter ending March 31, 2001)

10.47       Sublease Agreement between Internet Capital Group Operations, Inc.
            and RightWorks Corporation, dated January 16, 2001 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report of Form
            10-Q for the quarter ending March 31, 2001)

10.48       Tender Agreement among Fir Tree Value Fund, L.P., Fir Tree
            Institutional Value Fund, L.P., Fir Tree Value Partners, LDC, Fir
            Tree Recovery Master Fund, L.P. and Internet Capital Group, Inc.
            dated October 29, 2001 (incorporated by reference to the Company's filing on Form SC TO-I/A filed on November 1, 2001 (File No.
            005-578-57841))

10.49       First Amendment to Tender Agreement among Fir Tree Value Fund, L.P.,
            Fir Tree Institutional Value Fund, L.P., Fir Tree Value Partners,
            LDC, Fir Tree Recovery Master Fund, L.P. and Internet Capital Group,
            Inc. dated October 31, 2001 (incorporated by reference to the Company's filing on Form SC TO-I/A filed on November 1, 2001 (File
            No. 005-578-57841))

11.1 Statement Regarding Computation of Per Share Earnings (included herein at Note 1-"Significant Accounting Policies" in the subsection
            "Net Income (Loss) Per Share" to the Consolidated Financial
            Statements and Note 18-"Net Income (Loss) Per Share" to the
            Consolidated Financial Statements)

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

23.1        Consent of KPMG LLP regarding Internet Capital Group, Inc.

23.2        Consent of Deloitte & Touche LLP regarding Onvia.com, Inc.

23.3        Consent of KPMG LLP regarding Verticalnet, Inc.

99.1 Consolidated Financial Statements of Verticalnet, Inc. (incorporated by reference to Verticalnet, Inc.'s financial statements included in its Report on Form 10-K, filed on April 1, 2002)

-------------
* filed herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 5, 2003

                                     INTERNET CAPITAL GROUP, INC.


                                     By:     /s/ Anthony P. Dolanski
                                             -----------------------------------
                                     Name:   Anthony P. Dolanski
                                     Title:  Chief Financial Officer (Principal
                                             Financial and Accounting Officer)

                                  EXHIBIT INDEX

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

10.1.4      Internet Capital Group, Inc. 1999 Equity Compensation Plan as
            Amended and Restated July 25, 2001 *

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

10.43       Severance and Change in Control Agreement dated as of January 1,
            2001 by and between Internet Capital Group, Inc. and Edward H. West

10.44       Form of Letter Agreement dated September 20, 2001 between Internet
            Capital Group, Inc. and certain of its officers

10.45       Separation of Employment Agreement and General Release between Nigel
            Andrews and Internet Capital Group, Inc. dated March 2, 2001
            (incorporated by reference to Exhibit 10.1 to the Company's
            Quarterly Report of Form 10-Q for the quarter ending March 31, 2001)

10.46       Warrant to Purchase Shares of Common Stock of Internet Capital
            Group, Inc. issued to AT&T Corp., dated January 29, 2001
            (incorporated by reference to Exhibit 10.2 to the Company's
            Quarterly Report of Form 10-Q for the quarter ending March 31, 2001)

10.47       Sublease Agreement between Internet Capital Group Operations, Inc.
            and RightWorks Corporation, dated January 16, 2001 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report of Form
            10-Q for the quarter ending March 31, 2001)

10.48       Tender Agreement among Fir Tree Value Fund, L.P., Fir Tree
            Institutional Value Fund, L.P., Fir Tree Value Partners, LDC, Fir
            Tree Recovery Master Fund, L.P. and Internet Capital Group, Inc.
            dated October 29, 2001 (incorporated by reference to the Company's filing on Form SC TO-I/A filed on November 1, 2001 (File No.
            005-578-57841))

10.49       First Amendment to Tender Agreement among Fir Tree Value Fund, L.P.,
            Fir Tree Institutional Value Fund, L.P., Fir Tree Value Partners,
            LDC, Fir Tree Recovery Master Fund, L.P. and Internet Capital Group,
            Inc. dated October 31, 2001 (incorporated by reference to the Company's filing on Form SC TO-I/A filed on November 1, 2001 (File
            No. 005-578-57841))

11.1 Statement Regarding Computation of Per Share Earnings (included herein at Note 1-"Significant Accounting Policies" in the subsection
            "Net Income (Loss) Per Share" to the Consolidated Financial
            Statements and Note 18-"Net Income (Loss) Per Share" to the
            Consolidated Financial Statements)

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

23.1        Consent of KPMG LLP regarding Internet Capital Group, Inc.

23.2        Consent of Deloitte & Touche LLP regarding Onvia.com, Inc.

23.3        Consent of KPMG LLP regarding Verticalnet, Inc.

99.1 Consolidated Financial Statements of Verticalnet, Inc. (incorporated by reference to Verticalnet, Inc.'s financial statements included in its Report on Form 10-K, filed on April 1, 2002)

-------------
* filed herewith