Form 10-Q
period 2003-06-30
INTERNET CAPITAL GROUP INC
filed 2003-08-14
CIK 1085621

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2003

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) [x] Yes [ ] No

     Number of shares of Common Stock outstanding as of August 11, 2003: 291,692,906 shares.

INTERNET CAPITAL GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

INDEX

PART I—FINANCIAL INFORMATION

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
PARTNER COMPANIES AS OF JUNE 30, 2003

Agribuys, Inc. (“Agribuys”)
Anthem/CIC Ventures Fund LP (“Anthem”)
Arbinet-thexchange Inc. (“Arbinet”)
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
StarCite, Inc. (“StarCite”)
Syncra Systems, Inc. (“Syncra Systems”)
Tibersoft Corporation (“Tibersoft”)
Universal Access Global Holdings Inc. (“Universal Access”) (Nasdaq:UAXS)
Verticalnet, Inc. (“Verticalnet”) (Nasdaq:VERT)

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERNET CAPITAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2003	2002

	(unaudited)

	(in thousands, except per share data)
Assets
Current Assets
Cash and cash equivalents	$89,934	$118,657
Restricted cash	5,723	10,876
Short term investments	387	7,311
Accounts receivable, net of allowance ($2,539-2003(unaudited); $4,255-2002)	27,589	32,859
Prepaid expenses and other current assets	5,481	6,528

Total current assets	129,114	176,231
Assets of discontinued operations	4,105	5,746
Fixed assets, net	5,289	10,292
Ownership interests in Partner Companies	63,122	71,732
Available for sale securities	51	10,228
Goodwill, net	56,469	60,584
Other	24,314	31,433

Total Assets	$282,464	$366,246

Liabilities and Stockholders’ Deficit
Current Liabilities
Current maturities of other long-term debt	$8,617	$11,728
Accounts payable	15,685	13,042
Accrued expenses	22,538	33,812
Accrued compensation and benefits	8,454	11,554
Accrued restructuring	12,195	13,464
Deferred revenue	17,168	19,063

Total current liabilities	84,657	102,663
Liabilities of discontinued operations	4,105	5,296
Other long — term debt	538	7,919
Other liabilities	9,433	11,794
Minority interest	5,787	7,106
Convertible subordinated notes	271,114	283,114

Total Liabilities	375,634	417,892

Commitments and contingencies
Stockholders’ Deficit
Preferred stock, $.01 par value; 10,000,000 shares authorized;none issued	—	—
Common stock, $.001 par value; 2,000,000 shares authorized, 287,996 (2003) and 286,720 (2002) issued and outstanding	288	287
Additional paid-in capital	3,086,053	3,085,232
Accumulated deficit	(3,177,809)	(3,134,036)
Unamortized deferred compensation	(1,291)	(2,968)
Notes receivable-stockholders	(460)	(460)
Accumulated other comprehensive income	49	299

Total stockholders’ deficit	(93,170)	(51,646)

Total Liabilities and Stockholders’ Deficit	$282,464	$366,246

See notes to consolidated financial statements.

INTERNET CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(in thousands, except per share data)
Revenue	$24,002	$25,585	$48,941	$50,404
Operating expenses Cost of revenue	14,579	17,267	30,007	35,608
Selling, general and administrative	15,505	22,868	34,354	47,581
Research and development	3,833	6,931	9,294	13,419
Amortization of intangibles	2,002	3,131	4,176	6,231
Impairment related and other	2,993	7,274	2,179	8,764

Total operating expenses	38,912	57,471	80,010	111,603

	(14,910)	(31,886)	(31,069)	(61,199)
Other income (loss), net	(2,413)	58,230	3,361	52,310
Interest income	372	962	814	2,360
Interest expense	(4,622)	(6,255)	(9,290)	(13,812)

Income (loss) before minority interest and equity loss	(21,573)	21,051	(36,184)	(20,341)
Minority interest	1,044	5,560	2,478	11,277
Equity loss	(5,142)	(34,666)	(10,067)	(55,273)

Loss from continuing operations	(25,671)	(8,055)	(43,773)	(64,337)
Loss on discontinued operations	—	(5,084)	—	(10,450)

Net loss	$(25,671)	$(13,139)	$(43,773)	$(74,787)

Basic and diluted loss per share:
Loss from continuing operations	$(0.09)	$(0.03)	$(0.16)	$(0.23)
Loss on discontinued operations	—	(0.02)	—	(0.04)

	$(0.09)	$(0.05)	$(0.16)	$(0.27)

Shares used in computation of basic and diluted loss per share	270,525	281,534	270,068	280,405

See notes to consolidated financial statements.

INTERNET CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,

	2003	2002

	(in thousands)
Net cash used in operating activities	$(27,032)	$(43,716)

Investing Activities Capital expenditures, net	(336)	(344)
Proceeds from sales of available-for-sale securities	9,935	287
Proceeds from sales of Partner Company ownership interests	1,343	12,463
Advances to and acquisitions of ownership interests in Partner Companies	(8,655)	(13,635)
Proceeds from short-term investments	6,986	—
Other acquisitions, net of cash acquired	(1,595)	—
Reduction in cash due to deconsolidation of a subsidiary	(1,759)	(5,876)

Net cash (used in) provided by investing activities	5,919	(7,105)

Financing Activities Repurchase of convertible notes	(5,529)	(27,804)
Long-term debt and capital lease obligations, net	(2,643)	(7,112)
Line of credit borrowing	825	—
Line of credit repayments	(375)	(450)
Exercises of stock options	275	—
Repayment of loans by employees	477	—
Issuance of stock by Partner Company	—	381

Net cash used in financing activities	(6,970)	(34,985)

Net decrease in cash and cash equivalents	(28,083)	(85,806)
Effect of exchange rates on cash	(640)	(414)
Cash and cash equivalents at the beginning of period	118,657	238,135

Cash and cash equivalents at the end of period	$89,934	$151,915

See notes to consolidated financial statements.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

     The accompanying unaudited consolidated financial statements of the Company for the three and six months ended June 30, 2003 and 2002, included herein, have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America and the interim financial statements rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited consolidated interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of the Company’s operations for the three and six months ended June 30, 2003 and 2002 and its cash flows for the six months ended June 30, 2003 and 2002 and are not necessarily indicative of the results that may be expected for the year ending December 31, 2003 or for any other interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s financial statements and notes thereto included in the Company’s 2002 Annual Report on Form 10-K/A.

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The consolidated financial statements also include the following majority owned subsidiaries for the periods indicated, each of which was consolidated since the date the Company acquired majority control (collectively, the “Consolidated Subsidiaries”):

THREE MONTHS ENDED JUNE 30, 2003
CommerceQuest
Freeborders
ICG Commerce
OneCoast

THREE MONTHS ENDED JUNE 30, 2002
CommerceQuest
eCredit
Captive Capital
ICG Commerce
OneCoast

SIX MONTHS ENDED JUNE 30, 2003
CommerceQuest
eCredit
Captive Capital
Freeborders
ICG Commerce
OneCoast

SIX MONTHS ENDED JUNE 30, 2002
CommerceQuest
eCredit
Captive Capital
ICG Commerce
OneCoast

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1. Basis of Presentation (Continued)

New Accounting Pronouncements

     In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections”. This Statement rescinded FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements and also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This standard requires that the extinguishment of debt be treated as an ordinary item instead of an extraordinary item. Accordingly, SFAS No. 145 encourages reclassification of previously recorded debt extinguishments from extraordinary to ordinary. The Company adopted SFAS No. 145 effective April 1, 2002.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of APB Opinion No. 51,” which requires all variable interest entities (“VIEs”) to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIE. In addition, the interpretation expands disclosure requirements for both variable interest entities that are consolidated as well as VIEs from which the entity is the holder of a significant amount of the beneficial interests, but not the majority. The disclosure requirements of this interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements of this interpretation are effective for all periods beginning after June 15, 2003. It is possible that under the consolidation provisions, the Company may be required to consolidate previously unconsolidated partner companies. The Company’s management is still assessing the impact of this interpretation.

     In April 2003, the FASB issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. All provisions of this Statement shall be applied prospectively. The Company’s management expects that the provisions of SFAS No. 149 will not materially impact the Company’s financial condition, results of operations, or disclosures.

     In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company’s management is evaluating the impact SFAS No. 150 will have on the Company’s financial condition, results of operations, or disclosures.

Concentration of Customer Base and Credit Risk

     Approximately 11% of the Company’s revenue for the six months ended June 30, 2003 relates to one customer. Accounts receivable from this customer as of June 30, 2003 was not significant. During the three months ended June 30, 2003, this customer notified the Company that it is exercising its right to terminate its arrangement to purchase services from the Company effective January 1, 2004. Approximately 13% of the Company’s revenue for the three months ended June 30, 2002 related to this customer. No customers represented more than 10% of the Company’s revenue for the three months ended June 30, 2003 or the six months ended June 30, 2002.

Accounts Receivable

     The Company provides services in which the Company manages the transaction between its customer and a supplier. In these transactions, the Company is responsible for paying the supplier for the full cost of the goods or services and the Customer is responsible for paying the Company an amount, generally the Company’s cost plus a transaction fee, for the goods or services. The Company is responsible for paying the supplier independent of when and if the Company receives payment from its customer. The Company receives payment from its customer. The Company records the gross amount of the associated receivables and payables on the accompanying balance sheets. The Company records the net amount of the transaction fee on the accompanying statements of operations. As of June 30, 2003 and December 31, 2002, accounts receivable included $19.9 million and $18.3 million, respectively, related to such transactions.

Stock Based Compensation

     As permitted by Statement of Financial Accounting Standards “SFAS” No. 123, “Accounting for Stock Based Compensation,” the Company measures compensation cost in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, no compensation expense is recorded for stock options issued to employees that are granted at fair market value until they are exercised. Stock options issued to non-employees are recorded at fair value at the date of grant. Fair value is determined using the Black-Scholes model and the expense is amortized over the vesting period.

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

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1. Basis of Presentation (Continued)

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(in thousands)
Net loss, as reported	$(25,671)	$(13,139)	$(43,773)	$(74,787)
Add stock-based employee compensation expense included in reported net loss	794	2,528	2,104	6,330
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards	(7,186)	(9,320)	(14,395)	(18,640)

Proforma net loss	$(32,063)	$(19,931)	$(56,064)	$(87,097)

Net loss per share, as reported	$(0.09)	$(0.05)	$(0.16)	$(0.27)
Pro forma net loss per share	$(0.12)	$(0.07)	$(0.21)	$(0.31)

     The per share weighted-average fair value of options issued by the Company during the three and six months ended June 30, 2003 and 2002 was $0.32 and $0.79 and $0.59 and $0.62, respectively.

     The following assumptions were used to determine the fair value of stock options granted to employees by the Company for the three and six month periods ended June 30, 2003 and 2002:

Volatility	96-156.5%
Average expected option life	5 years
Risk-free interest rate	2.87-6.74%
Dividend yield	0.0%

     The Company also includes its share of its Partner Companies SFAS No. 123 pro forma expense in the Company’s SFAS No. 123 pro forma expense. The methods used by the Partner Companies included the minimum value method for private Partner Companies and the Black-Scholes method for public Partner Companies.

Reclassifications

     In addition to the reclassification required for SFAS No. 145, certain prior period amounts have been reclassified to conform with the current period presentation. The impact of these changes is not material and did not affect net loss.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Partner Company Ownership Interests And Impairments

     The following summarizes the Company’s goodwill and other intangibles and ownership interests in Partner Companies by method of accounting.

	As of June 30, 2003	As of December 31, 2002

	(unaudited)
	(in thousands)
Goodwill	$56,469	$60,584
Other intangibles	16,249	20,143

	$72,718	$80,727

Ownership interests in Partner Companies — Equity Method	$52,011	$58,067
Ownership interests in Partner Companies — Cost Method	11,111	13,665

	$63,122	$71,732

Impairments related to Equity Method Companies

     During the three and six months ended June 30, 2003, the Company recorded impairment charges of $1.4 million related to an equity method Partner Company. During the three and six months ended June 30, 2002, the Company recorded impairment charges of $9.5 million related to equity method Partner Companies. Impairment charges related to equity method Partner Companies have been included in the Consolidated Statements of Operations as “Equity loss”.

     The following unaudited summarized financial information for Partner Companies accounted for under the equity method of accounting at June 30, 2003 and 2002 has been compiled from the financial statements of the respective Partner Companies.

Balance Sheet

	As of June 30,	As of December 31,
	2003	2002

	(in thousands)
Cash and cash equivalents	$104,656	$118,998
Other current assets	58,306	81,374
Non-current assets	139,291	141,694

Total assets	$302,253	$342,066

Current liabilities	$110,237	$134,727
Non-current liabilities	51,094	76,759
Stockholders’ equity	140,922	130,580

Total liabilities and Stockholders’ equity	$302,253	$342,066

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(in thousands)
Revenue	$74,441	$121,186	$146,806	$478,446
Net loss	$(17,682)	$(136,267)	$(37,906)	$(220,437)

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. Partner Company Ownership Interests And Impairments (Continued)

Impairment of Cost Method Companies

     During the three and six months ended June 30, 2003, the Company recorded $3.4 million in impairment charges related to cost method Partner Companies for which it has been determined that the Company will not be able to recover its full investment. The Company recorded $9.9 million in impairment charges during the three and six months ended June 30, 2002. Impairment charges related to cost method Partner Companies have been included in the Consolidated Statements of Operations as a component of “Other income (loss), net”.

3. Goodwill And Other Intangible Assets

     Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually for impairment in accordance with this statement. Accordingly, the Company has ceased amortization of all goodwill and indefinite-lived intangible assets as of January 1, 2002. During the first quarter of 2002, the Company completed the transitional impairment test of other intangible assets, which indicated that the Company’s other intangible assets were not impaired. As of June 30, 2003, the Company’s goodwill of $56.5 million was allocated to the Core segment (see Note 11). Amortizable intangible assets as of June 30, 2003 and December 31, 2002 of $15.5 million and $19.4 million, respectively, are included in Other Assets in the Company’s Consolidated Balance Sheets. Unamortizable intangible assets of $0.8 million as of June 30, 2003 and December 31, 2002, are included in Other Assets in the Company’s Consolidated Balance Sheets. Other intangible assets that meet the new criteria continue to be amortized as shown in the table below over their useful lives.

		As of June 30, 2003

		(in thousands)
	Useful	Gross Carrying	Accumulated
Amortizable Intangible Assets	Life	Amount	Amortization	Net Carrying Amount

Customer Base	3-5 years	$14,850	$(6,394)	$8,456
Technology	2-5 years	20,980	(13,933)	7,047

		$35,830	$(20,327)	$15,503

		As of December 31, 2002

		(in thousands)
	Useful	Gross Carrying	Accumulated
Amortizable Intangible Assets	Life	Amount	Amortization	Net Carrying Amount

Customer Base	3-5 years	$15,540	$(5,686)	$9,854
Technology	3-5 years	25,479	(15,936)	9,543

		$41,019	$(21,622)	$19,397

     Amortization expense for intangible assets during the three and six months ended June 30, 2003 was $2.0 million and $4.2 million, respectively, and $3.1 million and $6.2 million for the three and six months ended June 30, 2002, respectively. Estimated amortization expense for the remainder of 2003 and the five succeeding fiscal years ended is as follows (in thousands):

December 31, 2003 (remainder)	$6,435
December 31, 2004	5,522
December 31, 2005	3,420
December 31, 2006	126

$15,503

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. Derivative Financial Instruments

     In September 2001, the Company entered into a variable share forward contract to hedge 1.8 million shares of its holdings of i2 Technologies common stock. On April 7, 2003, the forward contract was terminated and the Company received cash of $9.6 million.

     The fair value of warrants issued to the Company by Partner Companies, which are derivative instruments, are recorded in the Consolidated Balance Sheets at issuance in “Ownership interests in Partner Companies” and are valued using the Black-Scholes method. Changes in the fair value of the warrants are recorded to “Other income (loss), net”. The estimated fair value of warrants held in Partner Companies was approximately $0.7 million at June 30, 2003 and December 31, 2002.

5. Income Taxes

     The Company’s deferred tax asset before valuation allowance of $653 million at June 30, 2003 consists primarily of $328 million related to the carrying value of its Partner Companies, capital loss carryforwards of $136 million and net operating loss carryforwards of approximately $127 million.

     A valuation allowance has been provided for the Company’s net deferred tax asset at June 30, 2003, as the Company believes, after evaluating all positive and negative evidence, historical and prospective, that it is more likely than not that these benefits will not be realized.

6. Comprehensive Loss

     Comprehensive loss is the change in equity of a business enterprise during a period resulting from transactions and other events and circumstances from non-owner sources. Excluding net loss, the Company’s primary source of comprehensive loss is net unrealized appreciation (depreciation) related to its available-for-sale securities. The following summarizes the components of comprehensive loss:

	Three Months Ended		Six Months ended
	June 30,		June 30,

	2003	2002	2003	2002

	(unaudited)
	(in thousands)
Net loss	$(25,671)	$(13,139)	$(43,773)	$(74,787)
Other comprehensive income (loss):
Unrealized depreciation, net of tax	49	(3,852)	(582)	(6,623)
Reclassification adjustments, net of tax	—	13	332	1,065

Comprehensive loss	$(25,622)	$(16,978)	$(44,023)	$(80,345)

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. Net Loss Per Share

     The calculations of net loss per share were:

	Three Months Ended		Six Months ended
	June 30,		June 30,

	2003	2002	2003	2002

	(unaudited)
	(in thousands, except per share data)
Basic and Diluted:
Loss from continuing operations	$(25,671)	$(8,055)	$(43,773)	$(64,337)
Loss on discontinued operations	—	(5,084)	—	(10,450)

Net loss	$(25,671)	$(13,139)	$(43,773)	$(74,787)

Average common shares outstanding	270,525	281,534	270,068	280,405

Loss from continuing operations	$(0.09)	$(0.03)	$(0.16)	$(0.23)
Loss on discontinued operations	—	(0.02)	—	(0.04)

Net loss per share	$(0.09)	$(0.05)	$(0.16)	$(0.27)

     If a consolidated or equity method Partner Company has dilutive options or securities outstanding, diluted net income (loss) per share is computed first by deducting from income (loss) from continuing operations the income attributable to the potential exercise of the dilutive options or securities of the Partner Company. For the three and six months ended June 30, 2003 and 2002, the impact of a Partner Company’s dilutive securities has not been included as the impact would be anti-dilutive, due to the Company’s losses.

     The following options and restricted stock grants were not included in the computation of diluted EPS as their effect would have been anti-dilutive: options to purchase 16,365,774 and 13,544,403 shares of common stock at average prices of $3.19 and $8.83, respectively, outstanding as of June 30, 2003 and 2002; 418,000 and 3,737,333 shares of unvested restricted stock outstanding as of June 30, 2003 and 2002; and convertible subordinated notes convertible into 2,127,385 and 2,773,650 shares of common stock outstanding as of June 30, 2003 and 2002 respectively.

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

     As of June 30, 2003, the remaining principal balance of the convertible subordinated notes was $271.1 million and the fair value was approximately $108.4 million. Fair value of the Company's convertible subordinated notes is determined by obtaining thinly traded market quotes from public sources. As of December 31, 2002, the remaining principal balance was $283.1 million.

     In January 2003, the Company purchased and extinguished $12.0 million face value of convertible subordinated notes for $5.5 million in cash. The purchase resulted in a gain of $6.1 million, net of expenses, that was included in “Other income (loss), net” in the Company’s Consolidated Statements of Operations.

     In June 2002, the Company purchased and extinguished $92.6 million face value of convertible subordinated notes for $27.8 million in cash. The purchase resulted in a gain of $63 million net of expenses, that was included in “Other income (loss) net’ in the Company’s Consolidated Statements of Operations.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. Debt – (Continued)

     The Company recorded interest expense of $4.2 million and $8.5 million and $7.5 million and $13.8 million during the three and six months ended June 30, 2003 and 2002, respectively, with interest payments due semiannually through December 21, 2004. Issuance costs of $18.3 million were recorded in other assets and are being amortized as interest expense over the terms of the notes using the effective interest method. As of June 30, 2003, unamortized issuance costs are approximately $2.3 million.

     In July 2003, the Company exchanged approximately $4.4 million face value of its convertible subordinated notes for approximately 3.7 million shares of its common stock.

Loan and Credit Agreements

     On September 30, 2002, the Company entered into a loan agreement with Comerica Bank to provide for the issuance of letters of credit (the “Loan Agreement”). The Loan Agreement provides for issuances of letters of credit up to $20 million subject to a cash-secured borrowing base as defined by the Loan Agreement. Issuance fees of 0.50% per annum of the face amount of each letter of credit will be paid to Comerica Bank subsequent to issuance. The Loan Agreement also is subject to a 0.25% per annum unused commitment fee payable to the bank quarterly. As of June 30, 2003, $0.9 million in letters of credit were outstanding under the loan agreement, and amounts secured under the Loan Agreement are included in “Restricted Cash” on the Company’s Consolidated Balance Sheets.

Other Long-Term Debt

     The Company’s other long-term debt of $0.6 million (net of current maturities of $8.6 million) relates to its consolidated Partner Companies and primarily consists of secured notes due to stockholders and outside lenders of CommerceQuest and OneCoast, as well as certain capital lease commitments. $3.3 million of this debt is secured by cash collateral, which is included in “Restricted Cash” on the Company’s Consolidated Balance Sheets.

9. Discontinued Operations

     In 2002, two Partner Companies of the Company sold substantially all of their assets. In accordance with SFAS No. 144, these Partner Companies have been treated as discontinued operations. Accordingly, the operating results of these two discontinued operations have been presented separately from continuing operations. Revenues and operating results for the three and six months ended June 30, 2002 is presented, net, in one line item “Loss on discontinued operations” in our Consolidated Statements of Operations. Delphion, Inc. (Delphion) and Logistics.com, Inc. (Logistics.com) had aggregate revenues of $4.3 million and $7.8 million for the three and six months ended June 30, 2002, respectively. The Company’s share of the net losses of Delphion and Logistics.com totaled $5.1 million and $10.5 million for the three and six months ended June 30, 2002, respectively.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. Restructuring

     From 2000 to 2003, the Company and its consolidated Partner Companies have implemented restructuring plans designed to reduce cost structures by closing and consolidating offices, disposing of fixed assets, and reducing their workforce. Restructuring charges totaling $1.2 million were recorded in the six months ended June 30, 2003 net of a credit of $1.3 million in the three months ended March 31, 2003 for a restructuring item that was settled for less than the amount that was originally anticipated. These charges are included in “Impairment related and other” in the Consolidated Statements of Operations.

     Restructuring Activity is Summarized as Follows:

	Accrual at			Non-cash Items
	December	Restructuring		Expensed	Accrual at
	31, 2002	Charges	Cash Payments	Immediately	June 30, 2003

	(unaudited)
	(in thousands)
Restructuring - 2003
Office closure costs	$—	$(336)	$(150)	$517	$31
Employee severance and related benefits	—	2,722	(1,379)	—	1,343

	—	2,386	(1,529)	517	1,374
Restructuring – 2002
Office closure costs	1,395	—	(99)	(350)	946
Employee severance and related benefits	1,186	200	(759)	(29)	598

	2,581	200	(858)	(379)	1,544
Restructuring – 2001
Office closure costs	10,474	(1,351)	(7)	—	9,116
Employee severance and related benefits	260	—	(248)	—	12

	10,734	(1,351)	(255)	—	9,128
Restructuring – 2000
Lease termination costs	149	—	—	—	149

	$13,464	$1,235	$(2,642)	$138	$12,195

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Segment Information

(in thousands)

				Reconciling Items

				Discontinued
			Total	Operations and				Consolidated
	Core	Emerging	Segment	Dispositions	Corporate	Other		Results

Three Months Ended June 30, 2003

Revenues	$24,002	$—	$24,002	$—	$—	$—		$24,002
Net loss	$(11,138)	$(467)	$(11,605)	$—	$(10,268)	$(3,798	)*	$(25,671)
Assets	$192,992	$11,094	$204,086	$4,105	$74,273	$—		$282,464
Capital Expenditures	$(251)	$—	$(251)	$—	$—	$—		$(251)

Three Months Ended June 30, 2002

Revenues	$25,445	$140	$25,585	$—	$—	$—		$25,585
Net loss	$(43,722)	$(3,773)	$(47,495)	$(5,633)	$(14,309)	$54,298*		$(13,139)
Assets	$214,262	$42,178	$256,440	$20,329	$181,514	$—		$458,283
Capital Expenditures	$(294)	$—	$(294)	$—	$—	$—		$(294)

Six Months Ended June 30, 2003

Revenues	$48,739	$202	$48,941	$—	$—	$—		$48,941
Net loss	$(25,898)	$(1,676)	$(27,574)	$—	$(19,249)	$3,050*		$(43,773)
Assets	$192,992	$11,094	$204,086	$4,105	$74,273	$—		$282,464
Capital Expenditures	$(340)	$—	$(340)	$—	$—	$—		$(340)

Six Months Ended June 30, 2002

Revenues	$50,202	$216	$50,418	$—	$—	$(14)		$50,404
Net loss	$(72,038)	$(14,406)	$(86,444)	$(14,491)	$(28,142)	$54,290*		$(74,787)
Assets	$214,262	$42,178	$256,440	$20,329	$181,514	$—		$458,283
Capital Expenditures	$(365)	$—	$(365)	$—	$—	$—		$(365)

*	Other reconciling items to net loss are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Impairment (Note 2)	$(5,813)	$(19,403)	$(5,813)	$(19,403)
Minority interest	1,044	5,560	2,478	11,277
Other income (loss) (Note 12)	971	68,141	6,385	62,416

	$(3,798)	$54,298	$3,050	$54,290

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. Parent Company Financial Information

     Parent Company financial information is provided to present the financial position and results of operations of the Company as if the Partner Companies accounted for under the consolidation method of accounting were accounted for under the equity method of accounting for all applicable periods presented. The Company’s share of the consolidated Partner Companies’ losses is included in “Equity loss” in the Parent Company Statements of Operations for all periods presented based on the Company’s ownership percentage in each period. The carrying value of the consolidated companies as of June 30, 2003 and December 31, 2002 is included in “Ownership interests in and advances to Partner Companies” in the Parent Company Balance Sheets.

Parent Company Balance Sheets

	As of June 30,	As of December 31,
	2003	2002

	(unaudited)
	(in thousands)
ASSETS
Cash and cash equivalents	$60,827	$81,875
Restricted cash	4,180	9,180
Short-term investments	—	6,986
Other current assets	1,841	2,927

Current assets	$66,848	$100,968
Ownership interests in Partner Companies	124,759	140,621
Available-for-sale securities	51	10,228
Other	6,623	8,180

Total assets	$198,281	$259,997

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities	$20,337	$28,529
Convertible subordinated notes	271,114	283,114
Stockholders’ deficit	(93,170)	(51,646)

Total liabilities and stockholders’ deficit	$198,281	$259,997

Parent Company Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(unaudited)
	(in thousands)
Revenue	$—	$—	$—	$—
Operating expenses General and administrative	4,337	6,810	9,369	15,036
Impairment related and other	1,976	1,499	1,976	1,499
Total operating expenses	6,313	8,309	11,345	16,535

	(6,313)	(8,309)	(11,345)	(16,535)
Other income (loss), net	(2,517)	58,207	2,897	52,482
Interest expense, net	(3,955)	(6,000)	(7,904)	(11,607)

Loss before equity loss	(12,785)	43,898	(16,352)	24,340
Equity loss	(12,886)	(57,037)	(27,421)	(99,127)

Net loss	$(25,671)	$(13,139)	$(43,773)	$(74,787)

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. Parent Company Financial Information (Continued)

Parent Company Statements of Cash Flows

	Six Months Ended June 30,

	2003	2002

	(unaudited)
Cash used in operating activities	$(12,930)	$(14,394)

Investing Activities
Capital expenditures, net	—	21
Proceeds from disposals of fixed assets	—	287
Proceeds from sales of available-for-sale securities	9,935	—
Proceeds from sales of Partner Company ownership interests	1,343	12,463
Advances to and acquisitions of ownership interests in Partner Companies	(21,605)	(45,472)
Proceeds from short-term investments	6,986	—

Cash used in investing activities	(3,341)	(32,701)
Financing Activities
Repurchase of convertible subordinated notes	(5,529)	(27,804)
Repayment of loans from employees	477	—
Exercises of stock options	275	—

Cash used in financing activities	(4,777)	(27,804)

Net Decrease in Cash and Cash Equivalents	(21,048)	(74,899)
Cash and cash equivalents at beginning at period	81,875	215,581

Cash and cash equivalents at end of period	$60,827	$140,682

Other Income (Loss), net

     Other income (loss), net consists of the effect of transactions and other events incidental to the Company’s ownership interests in its Partner Companies and its operations in general.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(unaudited)
	(in thousands)
Gain on Debt Extinquishment (Note 8)	$—	$63,227	$6,127	$63,227
Partner Company Impairment Charges (Note 2)	(3,488)	(9,911)	(3,488)	(9,911)
Loss on SFAS 133 Securities	—	(681)	(332)	(681)
Sales/Dispositions of Ownership interests in Partner Companies	575	5,582	193	1,789
Realized gains (losses) on available-for-sale securities	340	(13)	340	(1,065)
Other	160	26	521	(1,049)

	$(2,413)	$58,230	$3,361	$52,310

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

     Because we own significant interests in information technology and e-commerce companies, many of which generate net losses, we have experienced, and expect to continue to experience, significant volatility in our quarterly results. While many of our partner companies have consistently reported losses, we have recorded net income in certain periods and experienced significant volatility from period to period due to one-time or infrequently occurring transactions and other events incidental to our ownership interests in partner companies. These transactions and events are described in more detail in Note 10 and Note 12 of our consolidated financial statements and include dispositions of, and changes to, our partner company ownership interests, dispositions of our holdings of available-for-sale securities and debt extinguishments.

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

     We believe the following critical accounting policies are important to the presentation of our financial statements and require the most difficult, subjective and complex judgments.

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

Basis of Presentation

Effect of Various Accounting Methods on our Results of Operations

     The various interests that we acquire in our partner companies are accounted for under one of three accounting methods: consolidation, equity method or cost method. The applicable accounting method is generally determined based on our voting interest in a partner company.

     Consolidation. Partner companies in which we directly or indirectly own more than 50% of the outstanding voting securities are generally accounted for under the consolidation method of accounting. Under this method, a partner company’s accounts are reflected within our consolidated statement of operations. Participation of other partner company stockholders in the earnings or losses of a consolidated partner company is reflected in the caption “Minority interest” in our consolidated statements of operations. Minority interest adjusts our consolidated net results of operations to reflect only our share of the earnings or losses of the consolidated partner company.

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

Reportable Segments

     Our reportable segments using the “management approach” under SFAS No. 131, “Disclosure About Segments of a Business Enterprise and Related Information”, consist of two operating segments, the core partner companies operating segment and the partner companies operating segment. The core operating segment includes those partner companies in which the Company’s management takes a very active role in providing strategic direction and management assistance. The emerging operating segment includes investments in companies that are, in general, managed to provide the greatest near term stockholder value. Each segment includes the results of our consolidated partner companies, our share of earnings and losses of partner companies accounted for under the equity method of accounting and captures our basis in the assets of all of our partner companies. Our operations, as well as our partner companies’ operations, were principally in the United States of America during all periods presented.

     As of June 30, 2003, we owned interests in 33 partner companies that are categorized below based on segment and method of accounting.

CORE PARTNER COMPANIES (%Voting Interest)

Consolidated	Equity	Cost

CommerceQuest (80%)	CreditTrade (30%)	Blackboard (15%)
ICG Commerce (75%)	eCredit (42%)
OneCoast (97%)	eMerge Interactive (18%)
Freeborders (48%)
GoIndustry (31%)
Investor Force (38%)
iSky (25%)
LinkShare (40%)
Marketron (40%)
StarCite (22%)
Syncra Systems (31%)
Universal Access (22%)
Verticalnet (22%)

EMERGING PARTNER COMPANIES (%Voting Interest)

Consolidated	Equity	Cost

	Agribuys (27%)	Anthem (9%)
	ComputerJobs.com (46%)	Arbinet (2%)
	Co-nect (36%)	Captive Capital (5%)
	OnMedica (33%)	Citadon (2%)
	Onvia.com (22%)	ClearCommerce (11%)
Emptoris (11%)
Entegrity Solutions (2%)
FuelSpot (9%)
Jamcracker (2%)
Mobility Technologies (3%)
Tibersoft (5%)

     The following summarizes the unaudited selected financial information related to our segments. Each segment includes the results of our consolidated partner companies and records our share of the earnings and losses of partner companies accounted for under the equity method of accounting. The partner companies included within the segments are consistently the same 33 partner companies for 2003 and 2002. The method of accounting for any particular partner company may change based on our ownership interest.

     Discontinued operations and dispositions are those partner companies that have been sold or ceased operations and are no longer included in a segment for all periods presented. Corporate expenses represent our general and administrative expenses of supporting the partner companies. The measure of segment net loss reviewed by us does not include items such as impairment related charges, income taxes, extraordinary items and accounting changes, which are reflected in other reconciling items in the information that follows.

Segment Information

(in thousands)
				Reconciling Items

				Discontinued
			Total	Operations and			Consolidated
	Core	Emerging	Segment	Dispositions	Corporate	Other	Results

Three Months Ended June 30, 2003
Revenues	$24,002	$—	$24,002	$—	$—	$—	$24,002
Net loss	$(11,138)	$(467)	$(11,605)	$—	$(10,268)	$(3,798)	$(25,671)
Three Months Ended June 30, 2002
Revenues	$25,445	$140	$25,585	$—	$—	$—	$25,585
Net loss	$(43,722)	$(3,773)	$(47,495)	$(5,633)	$(14,309)	$54,298	$(13,139)
Six Months Ended June 30, 2003
Revenues	$48,739	$202	$48,941	$—	$—	$—	$48,941
Net loss	$(25,898)	$(1,676)	$(27,574)	$—	$(19,249)	$3,050	$(43,773)
Six Months Ended June 30, 2002
Revenues	$50,202	$216	$50,418	$—	$—	$(14)	$50,404
Net loss	$(72,038)	$(14,406)	$(86,444)	$(14,491)	$(28,142)	$54,290	$(74,787)

For the Three and Six Months Ended June 30, 2003 and 2002

Results of Operations — Core Companies

     The following presentation of our Results of Operations – Core Companies includes the results of our consolidated core partner companies and our share of the results of our equity method core partner companies.

	Three Months Ended June 30,		Six Months Ended June 30,

Selected data:	2003	2002	2003	2002

	(in thousands)
Revenue	$24,002	$25,445	$48,739	$50,202

Cost of revenue	(14,579)	(17,157)	(29,918)	(35,398)
Selling, general and administrative	(11,168)	(15,724)	(24,629)	(31,921)
Research and development	(3,833)	(6,931)	(9,294)	(13,419)
Amortization of intangibles	(2,002)	(3,131)	(4,176)	(6,231)
Impairment related and other	(73)	(5,774)	741	(7,265)

Operating expenses	(31,655)	(48,717)	(67,276)	(94,234)

Interest and other	(191)	704	(108)	(21)
Equity loss	(3,294)	(21,154)	(7,253)	(27,985)

Net loss	$(11,138)	$(43,722)	$(25,898)	$(72,038)

     Revenue

     Revenue was $24.0 million for the three months ended June 30, 2003 versus $25.4 million for the same period of 2002. Included in core revenue for 2003 was $1.2 million due to the inclusion of an additional consolidated partner company that was not included during the 2002 period. This increase was more than offset by the lower revenue as the result of deconsolidating eCredit during the quarter and the sale of a subsidiary of OneCoast.

     Revenue was $48.7 million for the six months ended June 30, 2003 versus $50.2 million for the six months ended June 30, 2002. Included in core revenue for 2003 was $3.0 million due to the inclusion of an additional consolidated partner company that was not included during the 2002 period. This increase was more than offset by lower software and services revenue at CommerceQuest and eCredit, lower revenue at OneCoast principally as a result of the sale of a subsidiary, and the deconsolidation of eCredit.

     Operating Expenses

     Operating expenses were $31.7 million for the three months ended June 30, 2003 versus $48.7 million for the same period of 2002. These operating expenses have decreased principally as a result of ICG Commerce, CommerceQuest and OneCoast implementing cost reduction programs.

     Operating expenses were $67.3 million for the six months ended June 30, 2003 versus $94.2 million for the same period of 2002. These operating expenses have decreased principally as a result of ICG Commerce, CommerceQuest, OneCoast and eCredit implementing cost reduction programs. These decreases were partially offset by an increase of $4.3 million due to the inclusion of an additional consolidated partner company.

     Equity Loss

     A significant portion of our net results from our core equity method companies is derived from those partner companies in which we hold a substantial minority ownership interest. Our share of income or losses of these companies and any impairment losses related to these companies is recorded in our consolidated statements of operations under “Equity loss”.

     Our share of income and losses of core equity method companies decreased to $3.3 million and $7.3 million for the three and six months June 30, 2003 versus $21.2 million and $28.0 million for the comparable 2002 periods. The decreases are the result of lower net losses at these companies as revenues grow and operating expenses decrease as cost reduction programs were implemented.

Subsequent to June 30, 2003, Universal Access completed a financing transaction and Verticalnet extinguished debt in exchange for equity. As a result of these transactions, our ownership level decreased and these companies will no longer be accounted for under the equity method of accounting.

     Investment in certain core equity method partner companies may be reduced to zero. As a result we may not record our share of these companies’ losses until such time as our share of income equals the unrecorded losses or the partner companies’ equity transactions result in an adjustment of our investment.

     There were no impairment losses related to core equity method partner companies for the three and six months ended June 30, 2003 and 2002.

Results of Operations – Emerging Companies

     The following presentation of our Results of Operations – Emerging Companies includes the results of our consolidated Emerging partner companies and our share of the results of our equity method emerging partner companies.

	Three Months Ended June 30,		Six Months Ended June 30,

Selected data:	2003	2002	2003	2002

	(in thousands)
Revenue	$—	$140	$202	$216
Operating expenses	—	(442)	(445)	(867)
Equity loss	(467)	(3,471)	(1,433)	(13,755)

Net loss	$(467)	$(3,773)	$(1,676)	$(14,406)

     Our consolidated emerging companies have generated negligible revenues to date. The period over period decreases and increases in operating expenses is primarily a result of deconsolidating Captive Capital during the second quarter of 2003.

     Our share of income and net losses of emerging companies was $0.5 million and $1.4 million for the three and six months ended June 30, 2003 versus $3.5 million and $13.8 million for the same periods of 2002. The decreases are principally the result of our basis in these companies being reduced to zero, our ownership interest being reduced and reduced losses at these companies.

     Impairment losses related to emerging equity method companies totaled $1.4 million for the three and six months ended June 30, 2003 and are included in “other” for segment reporting purposes. See “Other” subsection below.

Discontinued Operations and Dispositions

     During 2002, two consolidated subsidiaries sold substantially all of their assets. In accordance with SFAS No. 144, these transactions were treated as discontinued operations. Accordingly, the revenue and operating results for 2002 have been presented, net, in one line item “Loss on discontinued operations” in our consolidated statements of operations. These two consolidated subsidiaries, Delphion and Logistics.com, had aggregate revenue of $4.3 million and $7.8 million for the three and six months ended June 30, 2002, respectively. Our share of these companies’ losses totaled $5.1 million and $10.5 million for the three and six months ended June 30, 2002, respectively. The assets and liabilities of Delphion should be settled by mid 2004 other than the escrow and indemnifications under the purchase agreement.

     The impact to our results of the consolidated partner companies that we have disposed of our ownership interest in or have ceased operations during the three and six months ended June 30, 2003 and 2002 is also included in the caption “Dispositions” for segment reporting purposes.

     Impairment losses related to equity method partner companies we disposed of totaled $1.4 million and $9.5 million for the three and six months ended June 30, 2003 and 2002, respectively, and are included in “other” for segment reporting purposes. See subsection below.

     Our share of the income and losses of those equity method companies that we disposed of was losses of $0.5 million and $4.0 million for the three and six months ended June 30, 2002, respectively.

Corporate

	Three Months ended June 30,		Six Months ended June 30,

	2003	2002	2003	2002

	(in thousands)
General and administrative	$(4,337)	$(6,810)	$(9,369)	$(15,036)
Impairment related and other	(1,976)	(1,499)	(1,976)	(1,499)
Interest expense, net	(3,955)	(6,000)	(7,904)	(11,607)

Total corporate operating expenses	$(10,268)	$(14,309)	$(19,249)	$(28,142)

     General and Administrative

     Our general and administrative costs consist primarily of employee compensation, insurance, facilities, outside services such as legal, accounting and consulting, travel-related costs and stock-based compensation. The decrease is the result of the restructuring of our operations. See “Restructuring” below. Included in these expenses is stock-based compensation of $0.8 million and $2.1 million and $2.5 million and $6.3 million for the three and six months ended June 30, 2003 and 2002, respectively, consisting primarily of amortization expense related to options granted below fair value in 1999 and grants of restricted stock to employees during 2001. Stock-based compensation for 2003 decreased versus 2002 as the result of more restricted stock grants vesting in 2002.

     Restructuring (Impairment Related and Other)

     During 2003 and 2002, we restructured our operations to better align our general and administrative expenses with the reduction in the number of our partner companies. The restructuring resulted in charges of $2.0 million for the three and six months ended June 30, 2003 and $1.5 million for the three and six months ended June 30, 2002, respectively. These charges are included in the “Impairment Related and Other” section of our consolidated statement of operations. (See Note 9 to our consolidated financial statements).

     Interest Income/Expense

     The decrease in interest expense, net is primarily attributable to the reduction in the amount of convertible notes outstanding and cash at June 30, 2003 versus June 30, 2002.

Other

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(in thousands)
Impairments (Note 2)	$(5,813)	$(19,403)	$(5,813)	$(19,403)
Other income (loss) (Note 12)	971	68,141	6,385	62,416
Minority interest	1,044	5,560	2,478	11,277

	$(3,798)	$54,298	$3,050	$54,290

Liquidity and Capital Resources

     As of June 30, 2003, we had $60.8 million in cash and cash equivalents and $4.2 million in restricted cash for total liquidity of $65.0 million. In addition, our consolidated partner companies had cash, cash equivalents, restricted cash and short-term investments of $31.0 million. Consolidated working capital decreased to $44.4 million at June 30, 2003 compared to $73.5 million at December 31, 2002, primarily as a result of net cash outflows from operations, repurchase of convertible notes and fundings we made to partner companies during the six months ended June 30, 2003.

     Net cash used in operating activities was approximately $27.0 million for the six months ended June 30, 2003 compared to $43.7 million during the same prior year period. The decrease is primarily the result of the decreased losses at our consolidated partner companies.

     Net cash provided by investing activities during the six months ended June 30, 2003 was $5.9 million versus net cash used in investing activities of $7.1 million during the comparable 2002 period. The increase is primarily due to proceeds from partner company dispositions, sales of available-for-sale securities and reduced acquisitions of ownership interests in 2003 versus 2002.

     Net cash used in financing activities was approximately $7.0 million for the six months ended June 30, 2003 versus $35.5 million during the same prior year period. The decrease in cash used is principally the result of $27.8 million being used to repurchase $92.6 million of principal amount of our convertible notes in 2002 versus $5.5 million being used to repurchase $12.0 million of principal amount of our convertible notes in 2003.

     Existing cash, cash equivalents and short-term investments, proceeds from the issuance of debt and equity securities of our consolidated partner companies to third parties, proceeds from the potential sales of all or a portion of our minority interests in certain partner companies, and other internal sources of cash flow are expected to be sufficient to fund our cash requirements through the next twelve months, including commitments to new and existing partner companies, debt obligations and general operations requirements. At June 30, 2003, we were obligated for $8.0 million of funding and guarantee commitments to existing partner companies. If a certain consolidated partner company achieves a fair market value in excess of $1.0 billion, we will be obligated to pay, in cash or stock at our option, 4% of the partner company’s fair market value in excess of $1.0 billion, up to $70 million to a venture capital firm. One of our executive officers is a limited partner of this venture capital firm. This contingent obligation will expire on the earlier to occur of May 31, 2005 or an unaffiliated company sale, if the valuation milestone is not achieved. Currently, the fair market value of this partner company is well below $1.0 billion. We will continue to evaluate acquisition opportunities and may acquire additional ownership interests in new and existing partner companies in the next twelve months; however, such acquisitions will generally be made at our discretion. If we elect to make additional acquisitions, it may become necessary for us to raise additional funds. We may not be able to raise additional capital and failure to do so could have a material adverse effect on our business. If additional funds are raised through the issuance of equity securities, our existing stockholders may experience significant dilution.

     As of June 30, 2003, we had outstanding $271.1 million in face value of our convertible subordinated notes due December 2004. We may not be able to pay or refinance these obligations when due and failure to do so would probably render us insolvent.

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

     •     our outstanding indebtedness;

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

     Our business involves a number of risks, some of which are beyond our control. You should carefully consider each of the risks and uncertainties we describe below and all of the other information in this prospectus before deciding to invest in our shares. The risks and uncertainties we describe below are not the only ones we face. Additional risks and uncertainties that we do not currently know or that we currently believe to be immaterial may also adversely affect our business.

Risks Particular to Internet Capital Group

If our common stock ceases to be listed for trading on the Nasdaq SmallCap Market, the price and liquidity of our common stock may be adversely affected.

     If our common stock ceases to be listed for trading on the Nasdaq SmallCap Market, sales of our common stock would likely be conducted only in the over-the-counter market. This could have a negative impact on the price and liquidity of our common stock.

     Companies listed on the Nasdaq SmallCap Market are required to maintain a minimum bid price of $1.00 per share. When we transferred from the Nasdaq National Market to the Nasdaq SmallCap Market, our securities were trading below $1.00. As a result of our transfer to the Nasdaq SmallCap Market, we were granted an initial grace period lasting until October 22, 2002 to regain compliance with the $1.00 per share minimum bid price requirement. On October 23, 2002, we received a letter from Nasdaq informing us that, although we did not regain compliance during the initial grace period, we qualified for and would be provided with a second grace period, lasting 180 calendar days, to regain compliance. On April 21, 2003, we received a letter from Nasdaq informing us that although we did not regain compliance during the second grace period, we qualified for and would be provided with a third grace period lasting 90 calendar days to regain compliance. On July 23, 2003, we received a delisting determination from the Nasdaq staff stating that we had not regained compliance with the Nasdaq SmallCap Market’s $1.00 per share minimum bid price requirement. The Company is appealing the Nasdaq staff determination and has requested an additional grace period. Pending the outcome of the appeal, the Company’s stock will remain listed on and continue to trade on the Nasdaq Small Cap Market.

     In order to regain compliance with the Nasdaq SmallCap Market’s minimum bid price requirement, the bid price of our common stock must close at $1.00 per share or more for a minimum of ten consecutive trading days before the end of the relevant grace period. There can be no assurance that we will be afforded an additional grace period, or that if an additional grace period is granted that we will achieve compliance with the $1.00 per share minimum bid price before such grace period is exhausted, or that we will continue to satisfy all of the other listing requirements of the Nasdaq SmallCap Market.

We may not be able to pay our long-term debt when it matures.

     As of June 30, 2003, we had outstanding $271.1 million in face value of our convertible subordinated notes due December 2004. If we are unable to pay or refinance these obligations when due, we would probably be rendered insolvent and could be forced into bankruptcy. If we successfully refinance this debt, then we may issue securities that will be senior to our common stock and may issue equity securities that would dilute the interests of the holders of our common stock. In a bankruptcy proceeding, it is likely that the holders of our common stock would lose most or all of their investment.

Our outstanding indebtedness could negatively impact our future prospects.

     If we are unable to satisfy our debt service requirements, substantial liquidity problems could result, which would negatively impact our future prospects. As of June 30, 2003, we had $271.1 million in outstanding convertible subordinated notes and $9.2 million in other long-term debt (including the current portion thereof). This indebtedness may:

•	make it more difficult to obtain additional financing;

•	limit our ability to deploy existing capital resources; and

•	constrain our ability to react quickly in an unfavorable economic climate.

We have had a history of losses and expect continued losses in the foreseeable future.

     We have had significant operating losses and, excluding the effect of any future non-operating gains, we expect to continue incurring significant operating losses in the future. As a result, we may not have sufficient resources to expand or maintain our operations in the future. We can give no assurances as to when or whether we will achieve profitability, and if we ever have profits, we may not be able to sustain them.

Our stock price has been volatile in the past and may continue to be volatile in the future.

     Our stock price has historically been volatile. Stock prices of technology companies have generally been volatile as well. This volatility may continue in the future. The following factors, among others, may add to our common stock price’s volatility:

•	our debt obligations;

•	actual or anticipated variations in our quarterly results and those of our partner companies;

•	changes in the market valuations of our partner companies and other technology and internet companies;

•	conditions or trends in the information technology and e-commerce industries;

•	negative public perception of the prospects of information technology companies;

•	changes in our financial estimates and those of our partner companies by securities analysts;

•	new products or services offered by us, our partner companies and their competitors;

•	announcements by our partner companies and their competitors of technological innovations;

•	announcements by us or our partner companies or our competitors of significant acquisitions, strategic partnerships or joint ventures;

•	our capital commitments;

•	additional sales of our securities;

•	additions to or departures of our key personnel or key personnel of our partner companies; and

•	general economic conditions such as a recession or interest rate or currency rate fluctuations and the reluctance of enterprises to increase spending on new technologies.

     Many of these factors are beyond our control. These factors may decrease the market price of our common stock, regardless of our operating performance.

Our business depends upon the performance of our partner companies, which is uncertain.

     If our partner companies do not succeed, the value of our assets and the price of our common stock may decline. Economic, governmental, industry and internal company factors outside our control affect each of our partner companies. The material risks relating to our partner companies include:

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

     Of our $282.5 million in total assets as of June 30, 2003, $63.1 million, or 22.3%, consisted of ownership interests in our partner companies accounted for under the equity and cost methods of accounting. The carrying value of our partner company ownership interests includes our original acquisition cost, the effect of accounting for certain of our partner companies under the equity method of accounting, the effect of adjustments to our carrying value resulting from certain issuances of equity securities by our partner companies, and the effect of impairment charges recorded for the decrease in value of certain partner companies. The carrying value of our partner companies will be impaired and decrease if one or more of our partner companies do not succeed. The carrying value of our partner companies is not marked to market; therefore, a decline in the market value of one of our publicly traded partner companies may impact our financial position by not more than the carrying value of the partner company. However, this decline would likely affect the price of our common stock. For example, our stakes in our publicly traded partner companies had a combined market value of $25.1 million in the aggregate as of June 30, 2003. A decline in the market value of our publicly traded partner companies will likely cause a decline in the price of our common stock.

     Other material risks relating to our partner companies are more fully described below under “Risks Particular to Our Partner Companies.”

Because we have limited resources to dedicate to our partner companies, some of the partner companies may not be able to raise sufficient capital to sustain their operations.

     If our partner companies are not able to raise capital from other outside sources, then they may need to cease operations. Our allocation of resources to our partner companies is mostly discretionary. Because our resources and our ability to raise capital are limited, we cannot commit to provide our partner companies with sufficient capital resources to allow them to reach a cash flow positive position. We allocate our resources to focus on those partner companies that we believe present the greatest potential to increase stockholder value. We cannot ensure that the companies we identified in this process are those that actually have the greatest value proposition. As a result of our reallocation of resources, we will not allocate capital to all of our existing partner companies. Our decision to not provide additional capital support to some of our partner companies could have a material adverse impact on the operations of such partner companies.

If public and private capital markets are not favorable for the information technology and e-commerce sectors, we may not be able to execute on our strategy.

     Our success depends on the acceptance by the public and private capital markets of information technology and e-commerce companies in general, including initial public offerings of those companies. The information technology and e-commerce markets have experienced significant volatility recently and the market for initial public offerings of information technology and e-commerce companies has been extremely weak since 2000. If these conditions continue, we may not be able to create stockholder value by taking our partner companies public. In addition, reduced market interest in our industry may reduce the market value of our publicly traded partner companies.

Fluctuations in our quarterly results may adversely affect our stock price.

     We expect that our quarterly results will fluctuate significantly due to many factors, including:

•	the operating results of our partner companies;

•	significant fluctuations in the financial results of information technology and e-commerce companies generally;

•	changes in equity losses or income;

•	the acquisition or divestiture of interests in partner companies;

•	the repurchase of any of our outstanding indebtedness;

•	changes in our methods of accounting for our partner company interests, which may result from changes in our ownership percentages of our partner companies;

•	sales of equity securities by our partner companies, which could cause us to recognize gains or losses under applicable accounting rules;

•	the pace of development or a decline in growth of the information technology and e-commerce markets;

•	competition for the goods and services offered by our partner companies; and

•	our ability to effectively manage our growth and the growth of our partner companies.

     We believe that period-to-period comparisons of our operating results are not meaningful. However, if our operating results in one or more quarters do not meet securities analysts’ or investors’ expectations, the price of our common stock could decrease.

The loss of any of our or our partner companies’ executive officers or other key personnel or our or our partner companies’ inability to attract additional key personnel could disrupt our business and operations.

     If one or more of our executive officers or key personnel, or our partner companies’ executive officers or key personnel were unable or unwilling to continue in their present positions, or if we or our partner companies were unable to hire qualified personnel, our business and operations could be disrupted and our operating results and financial condition could be seriously harmed. The success of some of our partner companies also depends on their having highly trained technical and marketing personnel. A shortage in the number of trained technical and marketing personnel could limit the ability of our partner companies to increase sales of their existing products and services and launch new product offerings.

Our accounting estimates with respect to the ultimate recoverability of our basis in our partner companies could change materially in the near term.

     Our accounting estimates with respect to the useful life and ultimate recoverability of our carrying basis, including goodwill, in our partner companies could change in the near term and the effect of such changes on the financial statements could be significant. In the first quarter of 2000, we announced several significant acquisitions that were financed principally with shares of our stock and based on the price of our stock at that time, were valued in excess of $1 billion. Based on our periodic review of our partner company holdings, we have recorded impairment charges of $1.3 billion to write off certain partner company holdings. As of June 30, 2003 our recorded amount of carrying basis including goodwill was not impaired, although we cannot assure that our future results will confirm this assessment. It is possible that a significant write-down or write-off of partner company carrying basis, including goodwill, may be required in the future, or that a significant loss will be recorded in the future upon the sale of a partner company. A write-down or write-off of this type could cause a decline in the price of our common stock.

We may compete with some of our partner companies, and our partner companies may compete with each other, which could deter companies from partnering with us and may limit future business opportunities.

     We may compete with our partner companies to acquire interests in information technology and e-commerce companies and our partner companies may compete with each other for information technology e-commerce opportunities. This competition may deter companies from partnering with us and may limit our business opportunities.

Our partner companies could make business decisions that are not in our best interests or that we do not agree with, which could impair the value of our partner company interests.

     Although we generally seek a significant equity interest and participation in the management of our partner companies, we may not be able to control significant business decisions of our partner companies. In addition, although we currently own a controlling interest in several of our partner companies, we may not maintain this controlling interest. Equity interests in partner companies in which we lack control or share control involves additional risks that could cause the performance of our interest and our operating results to suffer, including the management of a partner company having economic or business interests or objectives that are different from ours and partner companies not taking our advice with respect to the financial or operating difficulties that they may encounter.

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

     If the capital markets’ interest in our industry remains depressed, our ability and the ability of our partner companies to grow and access the capital markets will be impaired. This may require us to take other actions, such as borrowing money on terms that may be unfavorable to us, or divesting of interests in our partner companies to raise capital. While we attempt to operate our business in such a manner so as to be independent from the capital markets, there is no assurance that we will be successful in doing so. Our partner companies are also dependent on the capital markets to raise capital for their own purposes.

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

     When we divest all or part of an interest in a partner company, we may not receive maximum value for our position. We may divest our interests in partner companies to generate cash or for strategic reasons. For partner companies with publicly-traded stock, we may be unable to sell our interest at then-quoted market prices. Because we hold significant stakes of restricted securities in thinly-traded public companies, we may have difficulty selling our interest in such companies and, if we are able to sell our shares, such sales may be subject to volume limitations. Furthermore, for those partner companies that do not have publicly-traded stock, the realizable value of our interests may ultimately prove to be lower than the carrying value currently reflected in our consolidated financial statements. We continually evaluate the carrying value of our ownership interests in and advances to each of our partner companies for possible impairment based on achievement of business plan objectives and milestones, the value of each ownership interest in the partner company relative to carrying value, the financial condition and prospects of the partner company and other relevant factors. If we are unable to raise capital from other sources we may be forced to sell our stakes in partner companies at unfavorable prices in order to sustain our operations. Additionally, we may be unable to find buyers for certain of our assets, which could adversely affect our business.

The Companies that we have identified as core partner companies may not succeed.

     We have identified certain partner companies that we believe offer the greatest value proposition as core partner companies. We cannot ensure that the companies we have identified as core partner companies are those that actually have the greatest value proposition or are those to which we will continue to allocate capital. Although we have identified certain of our partner companies as core partner companies, this categorization does not necessarily imply that every one of our core partner companies is a success at this time or will become successful in the future. There is no guarantee that a core partner company will remain categorized as core or that it will be able to successfully continue operations.

We may have to buy, sell or retain assets when we would otherwise choose not to in order to avoid registration under the Investment Company Act of 1940, which would impact our investment strategy.

     We believe that we are actively engaged in the businesses of information technology and e-commerce through our network of majority-owned subsidiaries and companies that we are considered to “control.” Under the Investment Company Act, a company is considered to control another company if it owns more than 25% of that company’s voting securities and is the largest stockholder of such company. A company may be required to register as an investment company if more than 45% of its total assets consist of, and more than 45% of its income/loss and revenue attributable to it over the last four quarters is derived from, ownership interests in companies that it does not control. Because many of our partner companies are not majority-owned subsidiaries, and because we own 25% or less of the voting securities of a number of our partner companies, changes in the value of our interests in our partner companies and the income/loss and revenue attributable to our partner companies could subject us to regulation under the Investment Company Act unless we take precautionary steps. For example, in order to avoid having excessive income from “non-controlled” interests, we may not sell minority interests we would otherwise want to sell or we may have to generate non-investment income by selling interests in partner companies that we are considered to control. We may also need to ensure that we retain more than 25% ownership interests in our partner companies after any equity offerings. In addition, we may have to acquire additional income or loss generating majority-owned or controlled interests that we might not otherwise have acquired or may not be able to acquire “non-controlling” interests in companies that we would otherwise want to acquire. It is not feasible for us to be regulated as an investment company because the Investment Company Act rules are inconsistent with our strategy of actively managing, operating and promoting collaboration among our network of partner companies. On August 23, 1999, the SEC granted our request for an exemption under Section 3(b)(2) of the Investment Company Act declaring us to be primarily engaged in a business other than that of investing, reinvesting, owning, holding or trading in securities. This exemptive order reduces the risk that we may have to take action to avoid registration as an investment company, but it does not eliminate the risk.

We have implemented certain anti-takeover provisions that could make it more difficult for a third party to acquire us.

     Provisions of our certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. Our certificate of incorporation provides that our board of directors may issue preferred stock without stockholder approval and also provides for a staggered board of directors. We are subject to the provisions of Section 203 of the Delaware General Corporation Law, which restricts certain business combinations with interested stockholders. Additionally, we have a Rights Agreement which has the effect of discouraging any person or group from beneficially owning more that 15% of our outstanding common stock unless our board has amended the plan or redeemed the rights. The combination of these provisions may inhibit a non—negotiated merger or other business combination.

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

     Verticalnet, eMerge Interactive, Onvia.com and Universal Access are our publicly-traded partner companies. Fluctuations in the price of Verticalnet’s, eMerge Interactive’s, Onvia.com’s and Universal Access’ and other future publicly-traded partner companies’ common stock are likely to affect the price of our common stock. The price of our publicly-traded partner companies common stock has been highly volatile. As of June 30, 2003, the market value of our publicly-traded partner companies was $25.1 million. Our assets as reflected in our balance June 30, 2003 sheet, were $282.5 million, of which $7.7 million related to Verticalnet, eMerge Interactive, Onvia.com and Universal Access. However, we believe that comparisons of the value of our holdings in partner companies to the value of our total assets are not meaningful because not all of our partner company ownership interests are marked to market in our balance sheet.

     Verticalnet’s results of operations, and accordingly the price of its common stock, may be adversely affected by the risk factors disclosed in its SEC filings, including the following factors:

•	potential inability to sustain operations due to cash constraints and exploration of alternatives to preserve and enhance value of Verticalnet;

•	inability to retain key management and experienced software personnel;

•	inability to generate significant revenues from enterprise software licensing and professional services;

•	inability to generate an operating profit;

•	inability to establish brand awareness;

•	inability to acquire additional funding;

•	inability to compete in the market for the products and services it offers;

•	inability to protect intellectual property rights;

•	inability to maintain listing on the Nasdaq SmallCap Market; and

•	lengthy sales and implementation cycles for products.

     eMerge Interactive’s results of operations, and accordingly the price of its common stock, may be adversely affected by the risk factors disclosed in its SEC filings, including the following factors:

•	lack of commercial acceptance of eMerge Interactive’s products and services;

•	inability to respond to competitive and industry developments;

•	failure to achieve brand recognition;

•	difficulty in evaluating current business segments due to limited operating history;

•	inability to protect intellectual property rights;

•	failure to introduce new products and services; and

•	failure to upgrade and enhance its technologies to accommodate expanded product and service offerings and increased customer traffic.

     Onvia.com’s results of operations, and accordingly the price of its common stock, may be adversely affected by the risk factors disclosed in its SEC filings, including the following factors:

•	potential loss of rights to distribute governmental content;

•	potential reduction in governmental spending resulting in a reduction of Onvia.com’s bid flow;

•	inability to eliminate monthly lease payments on idle office space;

•	inability to increase subscribership to its premium, higher priced services;

•	inability to combat use of bid flow information;

•	many competitors of Onvia.com have larger customer bases and greater brand recognition;

•	government agencies’ unwillingness to purchase their business services and products online;

•	a significant number of small businesses, government agencies and their vendors’ unwillingness to use its emarketplace to buy and sell services and products;

•	failure of small business customers to provide data about themselves;

•	inability to enhance the features and services of its exchange to achieve acceptance and scalability;

•	inability to maintain listing on the Nasdaq SmallCap Market

•	inability to retain executive officers, directors and key employees;

•	regulation and legal restrictions on proprietary bid aggregation technology;

•	negative impact on stock price and future operations resulting from a declared cash distribution; and

•	inability to manage a change in strategy.

     Universal Access’ results of operations, and accordingly the price of its common stock, may be adversely affected by the risk factors disclosed in its SEC filings, including the following factors:

•	restrictions on future operating activities and ability to pursue business opportunities in connection with the incurrence of indebtedness;

•	significant dilution of stockholders’ equity interest in connection with proposed stock sale to CityNet Telecommunications, Inc.;

•	failure of its services to be sufficiently rapid, reliable and cost-effective;

•	unwillingness of clients to outsource the obtaining of circuits;

•	inability to expand its Universal Transport Exchange (UTX) facilities;

•	failure to successfully operate a network operations center;

•	inability to implement and maintain its Universal Information Exchange (UIX) databases;

•	failure of the market for UTX services to grow;

•	inability to maintain listing on the Nasdaq SmallCap Market;

•	inability of clients’ to pay their obligations;

•	inability to obtain additional financing;

•	inability to reduce costs and increase revenues, difficulties or delays in delivering circuits;

•	inability to successfully aggregate circuits;

•	inability to retain key personnel and hire additional personnel; and

•	dependence on several large clients.

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

     If our partner companies are unable to compete successfully against their competitors, our partner companies may fail. Competition for information technology and e-commerce products and services is intense. As the markets for information technology and e-commerce grow, we expect that competition will intensify. Barriers to entry are minimal and competitors can offer products and services at a relatively low cost. Our partner companies compete for a share of a customer’s:

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

Our partner companies may fail to retain significant customers.

     During the three months ended June 30, 2003, a partner company’s customer notified such partner company that it intends to purchase services from another company effective January 1, 2004. Approximately 11% of our consolidated company revenue for the six months ended June 30, 2003, respectively relates to such customer. If our partner companies are not able to retain significant customers, such partner companies’ results of operations and financial position could be adversely effected.

The inability of our partner companies’ customers to pay their obligations to them in a timely manner, if at all, could have an adverse effect on our partner companies.

     Some of the customers of our partner companies may have inadequate financial resources to meet all their obligations. If one or more significant customers are unable to pay amounts owed to a partner company, such partner company’s results of operations and financial condition could be adversely affected.

Some of our partner companies may be unable to protect their proprietary rights and may infringe on the proprietary rights of others.

     The complexity of international trade secret, copyright, trademark and patent law, coupled with the limited resources of our partner companies and the demands of quick delivery of products and services to market, create the risk that our partner companies will be unable to protect their proprietary rights. Further, the nature of internet business demands that considerable detail about their innovative processes and techniques be exposed to competitors, because it must be presented on the websites in order to attract clients. Some of our partner companies also license content from third parties, and it is possible that they could become subject to infringement actions based upon the content licensed from those third parties. Our partner companies generally obtain representations as to the origin and ownership of such licensed content. However, these representations may not adequately protect them. Any claims against our partner companies’ proprietary rights, with or without merit, could subject our partner companies to costly litigation and the diversion of their technical and management personnel. If our partner companies incur costly litigation and their personnel are not effectively deployed, the expenses and losses incurred by our partner companies will increase and their profits, if any, will decrease.

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

Our partner companies’ computer and communications systems may fail, which may discourage parties from using our partner companies’systems.

     Some of our partner companies’businesses depend on the efficient and uninterrupted operation of their computer and communications hardware systems. Any system interruptions that cause our partner companies’ websites to be unavailable to web browsers may reduce the attractiveness of our partner companies’websites to third parties. If third parties are unwilling to use our partner companies’ websites, our business, financial condition and operating results could be adversely affected. Interruptions could result from natural disasters as well as power loss, telecommunications failure and similar events.

Our partner companies’ businesses may be disrupted if they are unable to upgrade their systems to meet increased demand.

     Capacity limits on some of our partner companies’ technology, transaction processing systems and network hardware and software may be difficult to project and they may not be able to expand and upgrade their systems to meet increased use. As traffic on our partner companies’websites continues to increase, they must expand and upgrade their technology, transaction processing systems and network hardware and software. Our partner companies may be unable to accurately project the rate of increase in use of their websites. In addition, our partner companies may not be able to expand and upgrade their systems and network hardware and software capabilities to accommodate increased use of their websites. If our partner companies are unable to appropriately upgrade their systems and network hardware and software, the operations and processes of our partner companies may be disrupted.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to equity price risks on the marketable portion of our equity securities. Our public holdings at June 30, 2003 include equity positions in the following companies in the technology industry sector:

•	eMerge Interactive;

•	Universal Access;

•	Onvia.com; and

•	Verticalnet,

many of which have experienced significant historical volatility in their respective stock prices. A 20% adverse change in equity prices, based on a sensitivity analysis of our public holdings as of June 30, 2003, would result in an approximate $5.0 million decrease in the fair value of our public holdings.

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

ITEM 4. CONTROLS AND PROCEDURES

     We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) as of the end of the period covered in this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures provide reasonable assurance that information required to be included in the Company’s periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.

     In addition we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those internal controls subsequent to the date of our most recent evaluation.

PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In May and June 2001, certain of the Company’s present directors, along with the Company, certain of its former directors, certain of its present and former officers and its underwriters, were named as defendants in nine class action complaints filed in the United States District Court for the Southern District of New York. The plaintiffs and the alleged classes they seek to represent include present and former stockholders of the Company. The complaints generally allege violations of Sections 11 and 12 of the Securities Act of 1933 and Rule 10b-5 promulgated under the Securities Exchange Act of 1934, based on, among other things, the dissemination of statements allegedly containing material misstatements and/or omissions concerning the commissions received by the underwriters of the initial public offering and follow-on public offering of the Company as well as failure to disclose the existence of purported agreements by the underwriters with some of the purchasers in these offerings to buy additional shares of the Company’s stock subsequently in the open market at pre-determined prices above the initial offering prices. The plaintiffs seek for themselves and the alleged class members an award of damages and litigation costs and expenses. The claims in these cases have been consolidated for pre-trial purposes (together with other issuers and underwriters) before one judge in the Southern District of New York federal court. In April 2002, a consolidated, amended complaint was filed against these defendants which generally alleges the same violations and also refers to alleged misstatements or omissions that relate to the recommendations regarding the Company’s stock by analysts employed by the underwriters. In June and July 2002, defendants, including the Company defendants, filed motions to dismiss plaintiffs’ complaints on numerous grounds. The Company’s motion was denied in its entirety in an opinion dated February 19, 2003 In July 2003, a committee of the Company’s Board of Directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. The settlement would provide for, among other things, a release of the Company and of the individual defendants (who had been previously dismissed without prejudice) for the wrongful conduct alleged in the amended complaint. The Company would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. Any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurers. The committee agreed to approve the settlement subject to a number of conditions, including the participation of a substantial number of other issuer defendants in the proposed settlement, the consent of the Company’s insurers to the settlement, and the completion of acceptable final settlement documentation. Furthermore, the settlement is subject to a hearing on fairness and approval by the United States District Court overseeing the litigation.

     On August 6, 2002, EOP-One Market, L.L.C. filed a lawsuit against the Company and ten John Doe defendants in the Superior Court of California, City and County of San Francisco. The action asserts a claim for breach of contract and alleges a failure to pay rent on property at One Market Street, San Francisco, since October 1, 2001, under a lease extending to December 31, 2010. The lawsuit seeks damages, interest, attorneys’ fees and costs. The Company has asserted a cross-complaint against EOP-One Market, L.L.C. and 20 John Doe cross-defendants asserting claims for breach of contract, return of security deposit and unfair business acts and practices. The cross-complaint alleges, among other things, that the cross-defendants breached an agreement under which the Company would return a portion of the leased space to EOP-One Market, L.L.C. in exchange for a cash payment to the Company. The cross-complaint seeks compensatory damages, interest, restitution of the security deposit and an injunction against further withholding of the security deposit amount, attorneys’ fees and costs. The trial is scheduled for October 2003.

     On December 20, 2002, the Company was named as a defendant in an action filed in the United States District Court for the District of Maine. The plaintiffs include former stockholders of Animated Images, Inc (“Animated Images”), one of the Company’s former partner companies. In addition to the Company, the defendants include Freeborders, a current partner company, and four individual defendants, including former officers of the Company and former Animated Images and Freeborders directors. The complaint generally alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and Section 5(a) of the Securities Act of 1933, fraud, breach of contract, breach of fiduciary duty and civil conspiracy, among other claims, in connection with the merger of Animated Images into Freeborders. In support of these claims, the plaintiffs allege, among other things, that the defendants misrepresented the value of the stock of Freeborders, resulting in plaintiffs’ having received less consideration in the merger than that to which they believe they were entitled. The litigation currently is in its preliminary stage. The Court recently granted defendants’ motion to stay the litigation pending arbitration of plaintiffs’ claims against at least one of the defendants.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders on June 25, 2003. At this meeting, the stockholders voted in favor of the following items listed and described in the Company’s Proxy Statement dated April 29, 2003:

(1)	Election of Directors

	FOR	WITHHELD

David J. Berkman	246,886,806	914,019
Warren V. Musser	243,599,432	4,201,393

The following director’s terms of office as directors continued after this meeting:

Walter W. Buckley, III
Dr. Thomas P. Gerrity
Robert E. Keith, Jr.
Philip J. Ringo
Dr. Michael D. Zisman

(2)	Ratification of the Appointment of KPMG LLP as Our Independent Certified Public Accountants

FOR	AGAINST	ABSTAIN

246,986,678	621,381	192,766

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Number	Document

10.1	Agreement of lease between FV Office Partners, L.P. and Internet Capital Group Operations, Inc. dated June 30, 2003

10.2	Letter Agreement between Internet Capital Group, Inc. and Henry N. Nassau dated June 20, 2003

11.1	Statement Regarding Computation of Per Share Earnings (included herein at Note 7 — “Net Loss Per Share” to the Consolidated Financial Statements on Page 13)

31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

     On April 15, 2003, the Company filed a Current Report on Form 8-K dated April 15, 2003 in connection with the certifications of our Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002 which accompanied our Form 10-K/A for the year ended December 31, 2002, in accordance with regulation FD.

     On May 8, 2003, the Company furnished a Current Report on Form 8-K dated May 8, 2003, to report under Item 9, the Company’s press release and financial information for the three-month period ended March 31, 2003.

     On May 15, 2003, the Company filed a Current Report on Form 8-K dated May 15, 2003, in connection with the Certifications of our Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002 which accompanied our Form 10-Q for the three months ended March 31, 2003, in accordance with Regulation FD.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNET CAPITAL GROUP, INC.

Date: August 14, 2003	By:	/s/ Anthony P. Dolanski

Name: Anthony P. Dolanski Title: Chief Financial Officer (Principal Financial and Principal Accounting Officer) (Duly Authorized Officer)

EXHIBIT INDEX

Number	Document

10.1	Agreement of Lease between FV Office Partners, L.P. and Internet Capital Group Operations, Inc. dated June 30, 2003

10.2	Letter Agreement between Internet Capital Group, Inc. and Henry N. Nassau dated June 20, 2003

11.1	Statement Regarding Computation of Per Share Earnings (included herein at Note 7 “Net Loss Per Share” to the Consolidated Financial Statements on page 13)

31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002