Form 10-Q
period 2003-09-30
INTERNET CAPITAL GROUP INC
filed 2003-11-14
CIK 1085621

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2003

Commission File Number 0-26929

INTERNET CAPITAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 690 Lee Road, Suite 310, Wayne, PA (Address of principal executive offices)	23-2996071 (I.R.S. Employer Identification Number) 19087 (Zip Code)

(610) 727-6900
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) ☒ Yes ☐ No

     Number of shares of Common Stock outstanding as of November 14, 2003: 392,860,781 shares.

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

INTERNET CAPITAL GROUP, INC.
PARTNER COMPANIES AS OF SEPTEMBER 30, 2003

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
Syncra Systems, Inc. (“Syncra Systems”)
Tibersoft Corporation (“Tibersoft”)
Universal Access Global Holdings Inc. (“Universal Access”) (Nasdaq:UAXS)
Verticalnet, Inc. (“Verticalnet”) (Nasdaq:VERT)

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERNET CAPITAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2003	2002

	(unaudited)
	(in thousands, except per share data)
Assets
Current Assets
Cash and cash equivalents	$79,993	$118,657
Restricted cash	5,100	10,876
Short term investments	419	7,311
Accounts receivable, net of allowance ($2,353-2003(unaudited); $4,255-2002)	26,357	32,859
Prepaid expenses and other current assets	7,816	6,528

Total current assets	119,685	176,231
Assets of discontinued operations	4,105	5,746
Fixed assets, net	4,194	10,292
Available for sale securities	7,164	10,228
Ownership interests in Partner Companies	55,335	71,732
Goodwill, net	56,469	60,584
Other	19,867	31,433

Total Assets	$266,819	$366,246

Liabilities and Stockholders’ Deficit
Current Liabilities
Current maturities of other long-term debt	$8,739	$11,728
Accounts payable	15,537	13,042
Accrued expenses	23,772	33,812
Accrued compensation and benefits	7,931	11,554
Accrued restructuring	2,446	13,464
Deferred revenue	14,550	19,063

Total current liabilities	72,975	102,663
Liabilities of discontinued operations	4,105	5,296
Other long - term debt	496	7,919
Other liabilities	9,014	11,794
Minority interest	4,793	7,106
Convertible subordinated notes (Note 8)	223,189	283,114

Total Liabilities	314,572	417,892

Stockholders’ Deficit
Preferred stock, $.01 par value; 10,000 shares authorized; none issued or outstanding	—	—
Common stock, $.001 par value; 2,000,000 shares authorized, 348,303 (2003) and 286,720 (2002) issued and outstanding	348	287
Additional paid-in capital	3,165,629	3,085,232
Accumulated deficit	(3,213,499)	(3,134,036)
Unamortized deferred compensation	(929)	(2,968)
Notes receivable-stockholders	(460)	(460)
Accumulated other comprehensive income	1,158	299

Total stockholders’ deficit	(47,753)	(51,646)

Total Liabilities and Stockholders’ Deficit	$266,819	$366,246

See notes to consolidated financial statements.

INTERNET CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

	(in thousands, except per share data)
Revenue	$22,239	$27,338	$71,180	$77,742
Operating expenses
Cost of revenue	12,774	16,557	42,891	52,165
Selling, general and administrative	12,625	18,706	46,869	66,312
Research and development	2,536	5,548	11,830	18,967
Amortization of intangibles	1,584	2,883	5,760	9,114
Impairment related and other	(7,030)	2,056	(4,851)	10,820

Total operating expenses	22,489	45,750	102,499	157,378

	(250)	(18,412)	(31,319)	(79,636)
Other income (loss), net	(28,612)	44,297	(25,251)	96,632
Interest income	257	1,177	1,071	3,537
Interest expense	(4,348)	(5,425)	(13,638)	(19,237)

Income (loss) before minority interest and equity loss	(32,953)	21,637	(69,137)	1,296
Minority interest	(33)	3,182	2,445	14,459
Equity loss	(2,704)	(7,158)	(12,771)	(62,431)

Income (loss) from continuing operations	(35,690)	17,661	(79,463)	(46,676)
Loss on discontinued operations	—	(4,832)	—	(15,282)

Net income (loss)	$(35,690)	$12,829	$(79,463)	$(61,958)

Basic and diluted income (loss) per share:
Income (loss) from continuing operations	$(0.12)	$0.06	$(0.29)	$(0.17)
Loss on discontinued operations	—	(0.01)	—	(0.05)

	$(0.12)	$0.05	$(0.29)	$(0.22)

Shares used in computation of basic and diluted income (loss) per share	288,027	283,031	276,154	281,284

See notes to consolidated financial statements.

INTERNET CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,

	2003	2002

	(in thousands)
Net cash used in operating activities	$(37,467)	$(67,570)

Investing Activities
Capital expenditures, net	(560)	(607)
Proceeds from sales of available-for-sale securities	9,935	287
Proceeds from sales of Partner Company ownership interests	3,151	18,312
Advances to and acquisitions of ownership interests in Partner Companies	(9,697)	(23,597)
Proceeds from short-term investments	6,986	4,948
Other acquisitions, net of cash acquired	(1,595)	—
Reduction in cash due to deconsolidation of a subsidiary	(1,759)	(5,876)

Net cash (used in) provided by investing activities	6,461	(6,533)

Financing Activities
Repurchase of convertible notes	(5,529)	(48,952)
Long-term debt and capital lease obligations, net	(2,745)	(8,180)
Line of credit borrowing	978	1,001
Line of credit repayments	(458)	(612)
Exercises of stock options	275	—
Proceeds of issuance of common stock by a subsidiary	—	631
Repayment of loans by employees	477	—

Net cash used in financing activities	(7,002)	(56,112)

Net decrease in cash and cash equivalents	(38,008)	(130,215)
Effect of exchange rates on cash	(656)	(1,104)
Cash and cash equivalents at the beginning of period	118,657	238,135

Cash and cash equivalents at the end of period	$79,993	$106,816

Supplemental non-cash — See Note 8

See notes to consolidated financial statements.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Summary of Significant Accounting Policies

Description of the Company

     The Company is an information technology company actively engaged in delivering software solutions and services, which are designed to enhance business operations by increasing efficiency, reducing costs and improving sales results. The Company operates through a network of partner companies which deliver those solutions to customers. To help drive partner company progress, the Company provides operational assistance, capital support, industry expertise, access to operational best practices, and a strategic network of business relationships. The Company was formed in March 1996 and is headquartered in Wayne, Pennsylvania.

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

Basis of Presentation

     The accompanying unaudited consolidated financial statements of the Company for the three and nine months ended September 30, 2003 and 2002, included herein, have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America and the interim financial statements rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited consolidated interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of the Company’s operations for the three and nine months ended September 30, 2003 and 2002 and its cash flows for the nine months ended September 30, 2003 and 2002 and are not necessarily indicative of the results that may be expected for the year ending December 31, 2003 or for any other interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s financial statements and notes thereto included in the Company’s 2002 Annual Report on Form 10-K/A.

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The consolidated financial statements also include the following majority owned subsidiaries for the periods indicated, each of which was consolidated since the date the Company acquired majority control (collectively, the “Consolidated Subsidiaries”):

THREE MONTHS ENDED SEPTEMBER 30, 2003
CommerceQuest
ICG Commerce
OneCoast

THREE MONTHS ENDED SEPTEMBER 30, 2002
CommerceQuest
eCredit
Captive Capital
ICG Commerce
OneCoast

NINE MONTHS ENDED SEPTEMBER 30, 2003
CommerceQuest
eCredit
Captive Capital
Freeborders
ICG Commerce
OneCoast

NINE MONTHS ENDED SEPTEMBER 30, 2002
CommerceQuest
eCredit
Captive Capital
ICG Commerce
OneCoast

     Effective during the three months ended June 30, 2003, Freeborders and eCredit are accounted for under the equity method of accounting and Captive Capital is accounted for under the cost method of accounting.

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

     The Company records its ownership interest in debt securities of Partner Companies accounted for under the cost method at cost because it has the ability and intent to hold these securities until maturity. The Company records its ownership interest in equity securities of Partner Companies accounted for under the cost method at cost, unless these securities have readily determinable fair values based on quoted market prices, in which case these interests are valued at fair value and classified as available-for-sale securities or some other classification in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. In addition to the Company’s investments in voting and non-voting equity and debt securities, it also periodically makes advances to its Partner Companies in the form of promissory notes which are accounted for in accordance with SFAS No. 114, “Accounting By Creditors for Impairment of a Loan”.

Liquidity

     The Company believes existing cash, cash equivalents and short-term investments, proceeds from the issuance of debt and equity securities of our Consolidated Partner Companies to third parties and proceeds from the potential sales of all or a portion of our interests in certain Partner Companies are expected to be sufficient to fund our cash requirements through September 2004, including commitments to existing partner companies, debt obligations and general operations requirements. However, as of November 14, 2003, the Company has outstanding $193.8 million in face value of convertible notes which are

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

1. The Company and Summary of Significant Accounting Policies (Continued)

due December 21, 2004 (see Note 8). The Company currently does not have sufficient cash, cash equivalents, restricted cash, short-term investments and available-for-sale securities to satisfy these convertible notes at maturity.

     From 2001 through November 14, 2003, the Company has repurchased and extinguished $372.5 million of the original $566.3 million face value of December 2004 convertible notes for $89.8 million in cash and 103.1 million shares of the Company’s common stock in a series of separate transactions. The Company is attempting to satisfy or refinance the remaining $193.8 million in convertible notes. This may require us to raise additional debt and/or equity financing which may not be available at all, or may only be available on terms unfavorable to the Company. If we are successful in satisfying or refinancing the debt, the Company’s financial resources may be reduced and the interests of the holders of our common stock may be significantly diluted. Additionally, the terms of a refinancing may require that the Company reorganize pursuant to a pre-packaged or pre-arranged bankruptcy. The Company can provide no assurance that it will be successful in satisfying or refinancing the convertible notes. If the Company is not successful in satisfying or refinancing these obligations, the Company may default on its obligations which could render the Company insolvent and the Company could file for or be forced into bankruptcy.

New Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities, an Interpretation of APB Opinion No. 51,” (FIN 46) which requires all variable interest entities (“VIEs”) to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIE. In addition, the interpretation expands disclosure requirements for both VIEs that are consolidated as well as VIEs from which the entity is the holder of a significant amount of the beneficial interests, but not the majority. In September 2003, the FASB voted for a limited deferral for companies for the implementation of FIN 46 if the Company met the following criteria: (1) the interest was acquired before February 1, 2003; (2) the assets of the VIE or potential VIE are predominantly non-financial; (3) the VIE or potential VIE was not specifically created by the public entity to undertake a single specified purpose; and (4) the determination of whether the entity is a VIE or the holder of the variable interest is a primary beneficiary has not been completed as of the issuance of the financial statements beginning after September 15, 2003. The Company’s Partner Companies that could be deemed VIEs meet all of the criteria and accordingly, the Company expects to implement the provisions of FIN 46 during the fourth quarter of 2003. The Company’s management is currently assessing the impact of FIN 46. The consolidation requirements of this interpretation are effective for all periods beginning after June 15, 2003. It is possible that under the consolidation provisions, the Company may be required to consolidate previously unconsolidated Partner Companies.

     In April 2003, the FASB issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. All provisions of this Statement were to be applied prospectively. The provisions of SFAS No. 149 did not impact the Company’s financial condition, results of operations, or disclosures.

     In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first annual period beginning after June 15, 2003. The Company’s management is evaluating the impact SFAS No. 150 will have on the Company’s financial condition, results of operations, or disclosures.

Concentration of Customer Base and Credit Risk

     Approximately 12% and 11% of the Company’s revenue for the three and nine months ended September 30, 2003, respectively, relates to one customer of one of the Company’s consolidated Partner Companies. Accounts receivable from this customer as of September 30, 2003 and December 31, 2002 were not significant. During the three months ended June 30, 2003, this customer notified such consolidated Partner Company that it is exercising its right to terminate its arrangement to purchase services from it effective January 1, 2004. Approximately 13% and 10% of the Company’s revenue for the three and nine months ended September 30, 2002, respectively, related to this customer.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

1. The Company and Summary of Significant Accounting Policies (Continued)

Accounts Receivable

     The Company provides services in which the Company manages the transaction between its customer and a third party supplier. In these transactions, the Company is responsible for paying the supplier for the full cost of the goods or services and the customer is responsible for paying the Company an amount, which is generally the Company’s cost plus a transaction fee, for the goods or services. The Company is responsible for paying the supplier independent of when and if the Company receives payment from its customer. The Company receives payment directly from its customer. The Company records the gross amount of the associated receivables and payables on the accompanying consolidated balance sheets. However, the Company records the net amount of the transaction fee on the accompanying statements of operations. As of September 30, 2003 and December 31, 2002, accounts receivable included approximately $17.2 million and $18.3 million, respectively, related to such transactions.

Stock Based Compensation

     As permitted by SFAS No. 123, “Accounting for Stock Based Compensation,” the Company measures compensation cost in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, no compensation expense is recorded for stock options issued to employees that are granted at fair market value. Stock options issued to non-employees are recorded at fair value at the date of grant. Fair value is determined using the Black-Scholes option-pricing model and the expense is amortized over the vesting period.

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

     The following table illustrates the effect on the Company’s net income (loss) and net income (loss) per share as if the fair value based method had been applied to all outstanding and unvested awards for each period (unaudited).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

		(in thousands)
Net income (loss) as reported	$(35,690)	$12,829	$(79,463)	$(61,958)
Add stock-based employee compensation expense included in reported net income (loss)	363	2,038	2,467	8,368
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards	(6,978)	(9,320)	(21,373)	(27,960)

Proforma net income (loss)	$(42,305)	$5,547	$(98,369)	$(81,550)

Basic and diluted net income (loss) per share, as reported	$(0.12)	$0.05	$(0.29)	$(0.22)
Pro forma basic and diluted net income (loss) per share	$(0.15)	$0.02	$(0.36)	$(0.29)

     The per share weighted-average fair value of options issued by the Company during the nine months ended September 30, 2003 was $0.79 and $0.23 and $0.40 for the three and nine months ended September 30, 2002, respectively. There were no options issued for the three months ended September 30, 2003.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

1. The Company and Summary of Significant Accounting Policies (Continued)

     The following assumptions were used to determine the fair value of stock options granted to employees by the Company for the three and nine month periods ended September 30, 2003 and 2002:

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

Reclassifications

     In addition to the reclassification required for SFAS No. 145 (see Note 8), certain prior period amounts have been reclassified to conform with the current period presentation. The impact of these changes is not material and did not affect net loss.

2. Partner Company Ownership Interests And Impairments

     The following summarizes the Company’s goodwill and other intangibles and ownership interests in Partner Companies by method of accounting.

	As of September 30,	As of December 31,
	2003	2002

	(unaudited)
	(in thousands)
Goodwill	$56,469	$60,584
Other intangibles	14,269	20,143

	$70,738	$80,727

Ownership interests in Partner Companies - Equity Method	$43,270	$58,067
Ownership interests in Partner Companies - Cost Method	12,065	13,665

	$55,335	$71,732

     Goodwill decreased from December 31, 2002 to September 30, 2003 as a result of eCredit, Freeborders and Captive Capital being deconsolidated due to ownership decreases.

Impairments related to Equity Method Companies

     During the nine months ended September 30, 2003 and 2002, the Company recorded impairment charges of $1.4 million and $9.5 million, respectively, related to equity method Partner Companies. There were no equity method impairment charges during the three months ended September 30, 2003 or 2002. Impairment charges related to equity method Partner Companies have been included in the Consolidated Statements of Operations as “Equity loss”.

     The following unaudited summarized financial information for Partner Companies accounted for under the equity method of accounting at September 30, 2003 and 2002 and December 31, 2002 has been compiled from the financial statements of the respective Partner Companies.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. Partner Company Ownership Interests And Impairments (Continued)

Balance Sheet

	As of September 30,	As of December 31,
	2003	2002

	(in thousands)
Cash and cash equivalents	$79,297	$118,998
Other current assets	46,470	81,374
Non-current assets	107,045	141,694

Total assets	$232,812	$342,066

Current liabilities	$65,063	$134,727
Non-current liabilities	31,760	76,759
Stockholders’ equity	135,989	130,580

Total liabilities and stockholders’ equity	$232,812	$342,066

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

		(in thousands)
Revenue	$52,885	$94,699	$199,691	$290,042
Net loss	$(17,620)	$(68,878)	$(55,526)	$(289,315)

     During the three months ended September 30, 2003, two of the Company’s public Partner Companies accounted for under the equity method of accounting were reclassified to the cost method of accounting as the Company’s ownership level decreased as well as its ability to exercise significant influence on these entities. Accordingly, effective during the three months ended September 30, 2003 these two Partner Companies were accounted for as available-for-sale securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.

Impairment of Cost Method Companies

     During the three months ended September 30, 2003 and 2002, the Company recorded no impairment charges related to cost method Partner Companies. During the nine months ended September 30, 2003, the Company recorded $3.4 million in impairment charges related to cost method Partner Companies for which it has been determined that the Company will not be able to recover its full investment. The Company recorded $9.9 million in impairment charges during the nine months ended September 30, 2002. Impairment charges related to cost method Partner Companies have been included in the Consolidated Statements of Operations as a component of “Other income (loss), net”.

3. Goodwill And Other Intangible Assets

     Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 does not allow the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually for impairment in accordance with this statement. Accordingly, the Company has ceased amortization of all goodwill and indefinite-lived intangible assets as of January 1, 2002. During the first quarter of 2002, the Company completed the transitional impairment test of goodwill and other intangible assets, which indicated that the Company’s goodwill and other intangible assets were not impaired. As of September 30, 2003, the Company’s goodwill of $56.5 million was allocated to the Core segment (see Note 11). The Company plans to complete its annual impairment test in the fourth quarter. Accordingly, there may be impairment charges recorded related to the Company’s goodwill. Amortizable intangible assets as of September 30, 2003 and December 31, 2002 of $13.4 million and $19.4 million, respectively, are included in Other Assets in the Company’s Consolidated Balance Sheets. Unamortizable intangible assets of $0.8 million as of September 30, 2003 and December 31, 2002, are included in Other Assets in the Company’s Consolidated Balance Sheets. Other intangible assets that meet the new criteria continue to be amortized as shown in the table below over their useful lives.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. Goodwill And Other Intangible Assets (Continued)

		As of September 30, 2003

			(in thousands)
	Useful	Gross Carrying	Accumulated	Net Carrying
Amortizable Intangible Assets	Life	Amount	Amortization	Amount

Customer Base	3-5 years	$14,850	$(7,256)	$7,594
Technology	2-5 years	20,346	(14,544)	5,802

		$35,196	$(21,800)	$13,396

		As of December 31, 2002

			(in thousands)
	Useful	Gross Carrying	Accumulated	Net Carrying
Amortizable Intangible Assets	Life	Amount	Amortization	Amount

Customer Base	3-5 years	$15,540	$(5,686)	$9,854
Technology	3-5 years	25,479	(15,936)	9,543

		$41,019	$(21,622)	$19,397

     The gross carrying amount of intangibles decreased from December 31, 2002 to September 30, 2003 as a result of eCredit, Freeborders and Captive Capital being deconsolidated due to ownership changes.

     Amortization expense for intangible assets during the three and nine months ended September 30, 2003 was $1.6 million and $5.8 million, respectively, and $2.9 million and $9.1 million for the three and nine months ended September 30, 2002, respectively. Estimated amortization expense for the remainder of 2003 and the five succeeding fiscal years ended is as follows (in thousands):

December 31, 2003 (remainder)	$1,314
December 31, 2004	5,678
December 31, 2005	4,147
December 31, 2006	844
December 31, 2007	718
Thereafter	695

$13,396

4. Derivative Financial Instruments

     In September 2001, the Company entered into a variable share forward contract to hedge 1.8 million shares of its holdings of i2 Technologies common stock. On April 7, 2003, the forward contract was terminated and the Company received cash of $9.6 million.

     The fair value of warrants issued to the Company by Partner Companies, which are derivative instruments, are recorded in the Consolidated Balance Sheets at issuance in “Ownership interests in Partner Companies” and are valued using the Black-Scholes option-pricing model. Changes in the fair value of the warrants are recorded to “Other income (loss), net”. The estimated fair value of warrants held in Partner Companies was approximately $0.9 million at September 30, 2003 and $0.7 million at December 31, 2002.

5. Income Taxes

     The Company’s deferred tax asset before valuation allowance of $652 million at September 30, 2003 consists primarily of $305 million related to the carrying value of its Partner Companies, capital loss carryforwards of $194 million and net operating loss carryforwards of approximately $148 million.

     A valuation allowance has been provided for the Company’s net deferred tax asset at September 30, 2003, as the Company believes, after evaluating all positive and negative evidence, historical and prospective, that it is more likely than not that these benefits will not be realized.

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

	Three Months Ended		Nine Months ended
	September 30,		September 30,

	2003	2002	2003	2002

		(unaudited)
		(in thousands)
Net income (loss)	$(35,690)	$12,829	$(79,463)	$(61,958)
Other comprehensive income (loss):
Unrealized appreciation/(depreciation), net of tax	1,109	(551)	527	(7,174)
Reclassification adjustments, net of tax	—	6,600	332	7,665

Comprehensive income (loss)	$(34,581)	$18,878	$(78,604)	$(61,467)

7. Net Income (Loss) Per Share

     The calculations of net income (loss) per share were:

	Three Months Ended		Nine Months ended
	September 30,		September 30,

	2003	2002	2003	2002

		(unaudited)
	(in thousands, except per share data)
Basic and Diluted:
Income (loss) from continuing operations	$(35,690)	$17,661	$(79,463)	$(46,676)
Loss on discontinued operations	—	(4,832)	—	(15,282)

Net income (loss)	$(35,690)	$12,829	$(79,463)	$(61,958)

Weighted average common shares outstanding	288,027	283,031	276,154	281,284

Income (loss) from continuing operations	$(0.12)	$0.06	$(0.29)	$(0.17)
Loss on discontinued operations	—	(0.01)	—	(0.05)

Net income (loss) per share	$(0.12)	$0.05	$(0.29)	$(0.22)

     If a consolidated or equity method Partner Company has dilutive options or securities outstanding, diluted net income (loss) per share is computed first by deducting from income (loss) from continuing operations the income attributable to the potential exercise of the dilutive options or securities of the Partner Company. For the three and nine months ended September 30, 2003 and 2002, the impact of a Partner Company’s dilutive securities has not been included as the impact would be anti-dilutive.

The following options and restricted stock grants were not included in the computation of diluted EPS as their effect would have been anti-dilutive: options to purchase 16,265,774 and 17,924,630 shares of common stock at average prices of $3.18 and $4.56, respectively, outstanding as of September 30, 2003 and 2002; 4,379,833 shares of unvested restricted stock outstanding as of September 30, 2002; and convertible subordinated notes convertible into 1,751,326 and 2,221,547 shares of common stock outstanding as of September 30, 2003 and 2002 respectively; 14,873,132 shares of underlying notes receivable — stockholders at average prices of $2.18 outstanding at September 30, 2003.

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

     During the three months ended September 30, 2003, the Company exchanged approximately $47.9 million face value of its convertible subordinated notes for approximately 58.7 million shares of its common stock. In accordance with SFAS No. 84 “Induced Conversions of Convertible Debt”, the Company recorded $30.1 million in expense equal to the fair value of the 58.7 million shares issued of $30.8 million in excess of the fair value of the 0.4 million shares issuable pursuant to the original conversion terms of $0.2 million, less $0.5 million of accrued interest. Additionally, the Company incurred $0.3 million, net, of other costs associated with these transactions. The total $30.4 million loss is included in “Other income (loss)” net in the Company’s Consolidated Statements of Operations. Accordingly, additional paid-in capital increased by the $47.9 million of face value of convertible notes exchanged and the $30.6 million of fair value of the 58.7 million shares issued in excess of the 0.4 million shares issuable pursuant to the original terms.

     From October 1, 2003 through November 14, 2003, the Company exchanged approximately $29.4 million face value of its convertible subordinated notes for approximately 44.4 million shares of its common stock. These exchanges will result in a expense in the fourth quarter in accordance with SFAS No. 84. As of November 14, 2003, the remaining principal balance was $193.8 million.

     In June 2002, the Company purchased and extinguished $92.6 million face value of convertible subordinated notes for $27.8 million in cash. The purchase resulted in a gain of $63 million net of expenses, that was included in “Other income (loss) net” in the Company’s Consolidated Statements of Operations.

     During the three months ended September 30, 2002, the Company purchased and extinguished $70.4 million face value of convertible subordinated notes for $21.0 million in cash. The purchase resulted in a gain in the amount of $48 million, net of expenses, that was included in “Other income (loss) net” in the Company’s Consolidated Statement of Operations.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections”. This Statement rescinded FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements and also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This standard requires that the extinguishment of debt be treated as an ordinary item instead of an extraordinary item. Accordingly, SFAS No. 145 requires reclassification of previously recorded debt extinguishments from extraordinary to ordinary. The Company adopted SFAS No. 145 effective April 1, 2002.

     The Company recorded interest expense of $3.6 million and $4.2 million and $11.1 million and $16.4 million during the three and nine months ended September 30, 2003 and 2002, respectively, with interest payments due semiannually through December 21, 2004. Issuance costs of $18.3 million were recorded in other assets and are being amortized as interest expense over the terms of the notes using the effective interest mehod. In connection with the Company’s debt transactions in 2003, approximately $0.5 million of these costs were immediately expensed and included in the computation of the expense. As of September 30, 2003, the remaining balance of the issuance costs is approximately $1.6 million and is included in “Other Assets” in the Company’s Consolidated Balance Sheets.

     As of September 30, 2003, the remaining principal balance of the convertible subordinated notes was $223.2 million and the fair value was approximately $140.1 million. Fair value of the Company’s convertible subordinated notes is determined by obtaining thinly traded market quotes from public sources.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. Debt (Continued)

Loan and Credit Agreements

     On September 30, 2002, the Company entered into a loan agreement with Comerica Bank to provide for the issuance of letters of credit (the “Loan Agreement”). The Loan Agreement provided for issuances of letters of credit up to $20 million subject to a cash-secured borrowing base as defined by the Loan Agreement. The Loan Agreement was extended to October 19, 2004 and the maximum amount of letters of credit authorized to be issued was reduced to $10 million. Issuance fees of 0.50% per annum of the face amount of each letter of credit will be paid to Comerica Bank subsequent to issuance. The Loan Agreement also is subject to a 0.25% per annum unused commitment fee payable to the bank quarterly. As of September 30, 2003, $0.9 million in letters of credit were outstanding under the loan agreement, and amounts secured under the Loan Agreement are included in “Restricted Cash” on the Company’s Consolidated Balance Sheets.

Other Long-Term Debt

     The Company’s other long-term debt of $0.5 million (net of current maturities of $8.7 million) relates to its consolidated Partner Companies and primarily consists of secured notes due to stockholders and outside lenders of CommerceQuest and OneCoast, as well as certain capital lease commitments. $3.3 million of this debt is secured by cash collateral, which is included in “Restricted Cash” on the Company’s Consolidated Balance Sheets.

9. Discontinued Operations

     In 2002, two Partner Companies of the Company, Delphion, Inc. (“Delphion”) and Logistics.com, Inc. (“Logistics), sold substantially all of their assets. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, these Partner Companies have been treated as discontinued operations. Accordingly, the operating results of these two discontinued operations have been presented separately from continuing operations. Revenues and operating results for the three and nine months ended September 30, 2002 is presented, net, in one line item “Loss on discontinued operations” in our Consolidated Statements of Operations. Delphion and Logistics had aggregate revenues of $4.3 million and $12.1 million for the three and nine months ended September 30, 2002, respectively. The Company’s share of the net losses of Delphion and Logistics.com totaled $4.8 million and $15.3 million for the three and nine months ended September 30, 2002, respectively.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. Restructuring

     From 2000 through 2003, the Company and its consolidated Partner Companies have implemented restructuring plans designed to reduce cost structures by closing and consolidating offices, disposing of fixed assets, and reducing their workforces. During the three months ended September 30, 2003, the Company settled a lease liability for $550,000 in cash and the issuance of 1,500,000 shares of the Company’s Common Stock valued at $0.6 million, resulting in a credit of $7.0 million as this liability was settled for less than originally estimated. Additionally, a credit of $1.3 million was recorded during the three months ended March 31, 2003 for a similar restructuring item settled for less than estimated. These charges and credits are included in “Impairment related and other” in the Company’s Consolidated Statements of Operations.

     Restructuring Activity is Summarized as Follows:

	Accrual at			Non-cash Items	Accrual at
	December 31,	Restructuring		Expensed	September 30,
	2002	Charges/Credits	Cash Payments	Immediately/Other	2003

			(unaudited)
			(in thousands)
Restructuring - 2003
Office closure costs	$—	$(336)	$(150)	$517	$31
Employee severance and related benefits	—	2,762	(1,768)	(623)	371

	—	2,426	(1,918)	(106)	402

Restructuring – 2002
Office closure costs	1,395	—	(100)	(454)	841
Employee severance and related benefits	1,186	200	(1,209)	18	195

	2,581	200	(1,309)	(436)	1,036

Restructuring – 2001
Office closure costs	10,623	(8,421)	(589)	(645)	968
Employee severance and related benefits	260	—	(220)	—	40

	10,883	(8,421)	(809)	(645)	1,008

	$13,464	$(5,795)	$(4,036)	$(1,187)	$2,446

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Segment Information
(in thousands)

				Reconciling Items

				Discontinued
			Total	Operations and				Consolidated
	Core	Emerging	Segment	Dispositions	Corporate	Other		Results

Three Months Ended September 30, 2003
Revenues	$22,239	$—	$22,239	$—	$—	$—		$22,239
Net loss	$(5,937)	$(47)	$(5,984)	$—	$(380)	$(29,326	)*	$(35,690)
Assets	$178,495	$10,786	$189,281	$4,105	$73,433	$—		$266,819
Capital Expenditures	$(198)	$—	$(198)	$—	$(22)	$—		$(220)
Three Months Ended September 30, 2002
Revenues	$27,205	$133	$27,338	$—	$—	$—		$27,338
Net income	$(15,946)	$(4,826)	$(20,772)	$(5,082)	$(9,428)	$48,111	*	$12,829
Assets	$221,958	$37,266	$259,224	$20,494	$126,470	$—		$406,188
Capital Expenditures	$(313)	$—	$(313)	$—	$—	$—		$(313)
Nine Months Ended September 30, 2003
Revenues	$70,978	$202	$71,180	$—	$—	$—		$71,180
Net loss	$(31,835)	$(1,319)	$(33,154)	$(404)	$(19,629)	$(26,276	)*	$(79,463)
Assets	$178,495	$10,786	$189,281	$4,105	$73,433	$—		$266,819
Capital Expenditures	$(538)	$—	$(538)	$—	$(22)	$—		$(560)
Nine Months Ended September 30, 2002
Revenues	$77,407	$349	$77,756	$—	$—	$(14)		$77,742
Net loss	$(87,984)	$(17,700)	$(105,684)	$(21,105)	$(37,570)	$102,401	*	$(61,958)
Assets	$221,958	$37,266	$259,224	$20,494	$126,470	$—		$406,188
Capital Expenditures	$(607)	$—	$(607)	$—	$—	$—		$(607)

* Other reconciling items to net loss are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Impairment (Note 2)	$-—	$-—	$(5,813)	$(19,403)
Minority interest	(33)	3,182	2,445	14,459
Other income (loss) (Note 12)	(29,293)	44,929	(22,908)	107,345

	$(29,326)	$48,111	$(26,276)	$102,401

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. Parent Company Financial Information

     Parent Company financial information is provided to present the financial position and results of operations of the Company as if the Partner Companies accounted for under the consolidation method of accounting were accounted for under the equity method of accounting for all applicable periods presented. The Company’s share of the consolidated Partner Companies’ losses is included in “Equity loss” in the Parent Company Statements of Operations for all periods presented based on the Company’s ownership percentage in each period. The carrying value of the consolidated companies as of September 30, 2003 and December 31, 2002 is included in “Ownership interests in Partner Companies” in the Parent Company Balance Sheets. This Parent Company financial information includes the “Parent”, Internet Capital Group, Inc., and its wholly-owned subsidiaries, ICG Holdings, Inc., 1999 Internet Capital Group (Europe) L.P., and Internet Capital Group Operations, Inc.. The Company’s cash and cash equivalents, restricted cash, short-term investments, ownership interests in Partner Companies and available-for-sale securities are held by ICG Holdings, Inc. and 1999 Internet Capital Group (Europe) L.P.

Parent Company Balance Sheets

	As of September 30,	As of December 31,
	2003	2002

	(unaudited)
	(in thousands)
ASSETS
Cash and cash equivalents	$52,290	$81,875
Restricted cash	4,180	9,180
Short-term investments	—	6,986
Other current assets	3,956	2,927

Current assets	$60,426	$100,968
Ownership interests in Partner Companies	115,959	140,621
Available-for-sale securities	7,164	10,228
Other	4,951	8,180

Total assets	$188,500	$259,997

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities	$13,064	$28,529
Convertible subordinated notes	223,189	283,114
Stockholders’ deficit	(47,753)	(51,646)

Total liabilities and stockholders’ deficit	$188,500	$259,997

Parent Company Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

	(unaudited)
	(in thousands)
Revenue	$—	$—	$—	$—
Operating expenses
General and administrative	3,628	5,741	12,997	20,777
Impairment related and other	(7,070)	—	(4,150)	1,499

Total operating expenses	(3,442)	5,741	8,847	22,276

	3,442	(5,741)	(8,847)	(22,276)
Other income (loss), net	(29,293)	44,906	(26,396)	97,388
Interest expense, net	(3,822)	(3,687)	(11,726)	(15,294)

Income (loss) before equity loss	(29,673)	35,478	(46,969)	59,818
Equity loss	(6,017)	(22,649)	(32,494)	(121,776)

Net income (loss)	$(35,690)	$12,829	$(79,463)	$(61,958)

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. Parent Company Financial Information (Continued)

Parent Company Statements of Cash Flows

	Nine Months Ended September 30,

	2003	2002

	(unaudited)
Cash used in operating activities	$(19,219)	$(26,031)

Investing Activities
Capital expenditures, net	(22)	33
Proceeds from disposals of fixed assets	—	287
Proceeds from sales of available-for-sale securities	9,935	—
Proceeds from sales of Partner Company ownership interests	2,459	18,312
Advances to and acquisitions of ownership interests in Partner Companies	(24,947)	(69,546)
Proceeds from short-term investments	6,986	4,948

Cash used in investing activities	(5,589)	(45,966)
Financing Activities
Repurchase of convertible notes	(5,529)	(48,952)
Repayment of loans from employees	477	—
Exercises of stock options	275	—

Cash used in financing activities	(4,777)	(48,952)

Net Decrease in Cash and Cash Equivalents	(29,585)	(120,949)
Cash and cash equivalents at beginning at period	81,875	215,581

Cash and cash equivalents at end of period	$52,290	$94,632

Other Income (Loss), net

     Other income (loss), net consists of the effect of transactions and other events incidental to the Company’s ownership interests in its Partner Companies and its operations in general.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(unaudited)
	(in thousands)
Gain (Loss) on Debt Extinquishment (Note 8)	$(30,313)	$48,196	$(24,186)	$111,423
Partner Company Impairment Charges (Note 2)	—	—	(3,488)	(9,911)
Loss on SFAS No. 133 Securities	—	—	(332)	(681)
Sales/Dispositions of Ownership interests in Partner Companies	855	2,519	1,048	4,308
Realized gains (losses) on available-for-sale securities	—	(6,600)	340	(7,665)
Other	165	791	222	(86)

	$(29,293)	$44,906	$(26,396)	$97,388

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

     Because we own significant interests in information technology and e-commerce companies, many of which generate net losses, we have experienced, and expect to continue to experience, significant volatility in our quarterly results. While many of our partner companies have consistently reported losses, we have recorded net income in certain periods and experienced significant volatility from period to period due to one-time or infrequently occurring transactions and other events incidental to our ownership interests in partner companies. These transactions and events are described in more detail in Note 12 of our consolidated financial statements and include dispositions of, and changes to, our partner company ownership interests, dispositions of our holdings of available-for-sale securities and debt extinguishments.

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

Valuation of Goodwill, Intangible Assets and Ownership Interests in Partner Companies

     We perform on-going business reviews and perform annual goodwill impairment tests in accordance with SFAS No. 142 and, based on quantitative and qualitative measures, assess the need to record impairment losses on goodwill, intangible assets and our ownership interests in our partner companies when impairment indicators are present. Where impairment indicators are present, we determine the amount of the impairment charge as the excess of the carrying value over the fair value. We determine fair value based on a combination of the discounted cash flow methodology, which is based upon converting expected future cash flows to present value, and the market approach, which includes analysis of market price multiples of companies engaged in lines of business similar to the company being evaluated. The market price multiples are selected and applied to the company based on relative performance, future prospects and risk profile of the company in comparison to the guideline companies. Significant assumptions relating to future operating results must be made when estimating the future cash flows associated with these companies. Significant assumptions relating to achievement of business plan objectives and milestones must be made when evaluating whether impairment indicators are present. Should unforeseen events occur or should operating trends change significantly, additional impairment losses could occur.

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

     As of September 30, 2003, we owned interests in 31 partner companies that are categorized below based on segment and method of accounting.

CORE PARTNER COMPANIES (%Voting Interest)

Consolidated	Equity	Cost

CommerceQuest (80%)	CreditTrade (30%)	Blackboard (15%)
ICG Commerce (75%)	eCredit (42%)	StarCite (17%)
OneCoast (97%)	eMerge Interactive (18%)	Universal Access (9%)
	Freeborders (48%)	Verticalnet (17%)
GoIndustry (31%)
Investor Force (38%)
iSky (25%)
LinkShare (40%)
Marketron (40%)
Syncra Systems (31%)

EMERGING PARTNER COMPANIES (%Voting Interest)

Consolidated	Equity	Cost

	Agribuys (27%)	Anthem (9%)
	ComputerJobs.com (46%)	Arbinet (2%)
	Co-nect (36%)	Captive Capital (5%)
	Onvia.com (22%)	ClearCommerce (11%)
Emptoris (9%)
Entegrity Solutions (2%)
FuelSpot (9%)
Jamcracker (2%)
Mobility Technologies (3%)
Tibersoft (5%)

     The following summarizes the unaudited selected financial information related to our segments. Each segment includes the results of our consolidated partner companies and records our share of the earnings and losses of partner companies accounted for under the equity method of accounting. The partner companies included within the segments are consistently the same 31 partner companies for 2003 and 2002. The method of accounting for any particular partner company may change based on our ownership interest.

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

Segment Information

(in thousands)

				Reconciling Items

				Discontinued
			Total	Operations and			Consolidated
	Core	Emerging	Segment	Dispositions	Corporate	Other	Results

Three Months Ended September 30, 2003
Revenues	$22,239	$—	$22,239	$—	$—	$—	$22,239
Net loss	$(5,937)	$(47)	$(5,984)	$—	$(380)	$(29,326)	$(35,690)
Three Months Ended September 30, 2002
Revenues	$27,205	$133	$27,338	$—	$—	$—	$27,338
Net income	$(15,946)	$(4,826)	$(20,772)	$(5,082)	$(9,428)	$48,111	$12,829
Nine Months Ended September 30, 2003
Revenues	$70,978	$202	$71,180	$—	$—	$—	$71,180
Net loss	$(31,835)	$(1,319)	$(33,154)	$(404)	$(19,629)	$(26,276)	$(79,463)
Nine Months Ended September 30, 2002
Revenues	$77,407	$349	$77,756	$—	$—	$(14)	$77,742
Net loss	$(87,984)	$(17,700)	$(105,684)	$(21,105)	$(37,570)	$102,401	$(61,958)

For the Three and Nine Months Ended September 30, 2003 and 2002

Results of Operations - Core Companies

     The following presentation of our Results of Operations – Core Companies includes the results of our consolidated core partner companies and our share of the results of our equity method core partner companies.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

Selected data:	2003	2002	2003	2002

	(in thousands)
Revenue	$22,239	$27,205	$70,978	$77,407

Cost of revenue	(12,774)	(16,454)	(42,692)	(51,852)
Selling, general and administrative	(8,997)	(12,609)	(33,626)	(44,530)
Research and development	(2,536)	(5,548)	(11,830)	(18,967)
Amortization of intangibles	(1,584)	(2,883)	(5,760)	(9,114)
Impairment related and other	(40)	(2,056)	701	(9,321)

Operating expenses	(25,931)	(39,550)	(93,207)	(133,784)

Interest and other	412	(1,195)	304	(1,216)
Equity loss	(2,657)	(2,406)	(9,910)	(30,391)

Net loss	$(5,937)	$(15,946)	$(31,835)	$(87,984)

     Revenue

     Revenue was $22.2 million for the three months ended September 30, 2003 versus $27.2 million for the same period of 2002. Revenue decreased $2.5 million due to lower software and service revenue at CommerceQuest, ICG Commerce and OneCoast during the 2003 period versus the 2002 period, $1.4 million due to deconsolidating eCredit during 2003 and $1.1 million due to the sale of a product line of OneCoast in the fourth quarter of 2002.

     Revenue was $71.0 million for the nine months ended September 30, 2003 versus $77.4 million for the nine months ended September 30, 2002. Revenue decreased due to lower software and services revenue at CommerceQuest, deconsolidating eCredit and lower revenue at OneCoast principally as a result of the sale of a product line. These decreases were offset by increases of $6.7 million due to higher revenue at ICG Commerce and the inclusion of an additional consolidated partner company that was not included during the 2002 period.

     Operating Expenses

     Operating expenses were $25.9 million for the three months ended September 30, 2003 versus $39.6 million for the same period of 2002. These operating expenses have decreased $9.9 million as a result of ICG Commerce, CommerceQuest and OneCoast implementing cost reduction programs and $3.8 million due to deconsolidating eCredit.

     Operating expenses were $93.2 million for the nine months ended September 30, 2003 versus $133.8 million for the same period of 2002. These operating expenses have decreased $30.3 million as a result of ICG Commerce, CommerceQuest and OneCoast implementing cost reduction programs and $14.6 million due to deconsolidating eCredit. These decreases were partially offset by an increase of $4.3 million due to the inclusion of an additional consolidated partner company.

     Equity Loss

     A significant portion of our net results from our core equity method companies is derived from those partner companies in which we hold a substantial minority ownership interest. Our share of income or losses of these companies and any impairment losses related to these companies is recorded in our consolidated statements of operations under “Equity loss”.

     Our share of income and losses of core equity method companies increased to $2.7 million for the three months September 30, 2003 versus $2.4 million for the comparable 2002 period. The increase is principally the result of an increase in equity loss as eCredit is accounted for as an equity method company in the 2003 period versus consolidated during the 2002 period. Our share of income and losses of Core equity method companies decreased to $9.9 million for the nine months ended September 30, 2003 versus $30.4 million for the comparable 2002 period principally as a result of lower net losses at these companies as revenues increase and operating expenses decrease as cost reduction programs are implemented.

     Additionally, during the three months ended September 30, 2003, Universal Access completed a financing transaction and Verticalnet exchanged debt for equity. As a result of these transactions, our ownership level decreased and these companies will no longer be accounted for under the equity method of accounting. Our aggregate shares of the net income/loss of Universal Access and VerticalNet amounted to a loss of $0.5 million and income of $1.3 million for the three months ended September 30, 2003 and 2002, respectively and losses of $3.1 million and $16.9 million for the nine months ended September 30, 2003 and 2002.

     Investment in certain core equity method partner companies may be reduced to zero. As a result we may not record our share of these companies’ losses until such time as our share of income equals the unrecorded losses or the partner companies’ equity transactions result in an adjustment of our investment.

     There were no impairment losses related to core equity method partner companies for the three and nine months ended September 30, 2003 and 2002.

Results of Operations – Emerging Companies

     The following presentation of our Results of Operations – Emerging Companies includes the results of our consolidated Emerging partner companies and our share of the results of our equity method emerging partner companies.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

Selected data:	2003	2002	2003	2002

	(in thousands)
Revenue	$—	$133	$202	$349
Operating expenses	—	(457)	(445)	(1,324)
Equity loss	(47)	(4,502)	(1,076)	(16,725)

Net loss	$(47)	$(4,826)	$(1,319)	$(17,700)

     Our consolidated emerging companies have generated negligible revenues to date. The period over period decreases in operating expenses is primarily a result of deconsolidating Captive Capital during the second quarter of 2003.

     Our share of income and net losses of emerging companies was nil and $1.1 million for the three and nine months ended September 30, 2003 versus $4.5 million and $16.7 million for the same periods of 2002. The decreases are principally the result of our basis in these companies being reduced to zero, our ownership interest being reduced and reduced losses at these companies.

     Impairment losses related to emerging equity method companies totaled $3.0 million for the nine months ended September 30, 2002 and are included in “other” for segment reporting purposes. See “Other” subsection below. There were no impairment losses related to emerging equity method companies for the three months ended September 30, 2003 and 2002 or the nine months ended September 30, 2003.

Discontinued Operations and Dispositions

     During 2002, two consolidated subsidiaries, Delphion and Logistics.com, sold substantially all of their assets. In accordance with SFAS No. 144, these transactions were treated as discontinued operations. Accordingly, the revenue and operating results for 2002 have been presented, net, in one line item “Loss on discontinued operations” in our consolidated statements of operations. , Delphion and Logistics.com had aggregate revenue of $4.3 million and $12.1 million for the three and nine months ended September 30, 2002, respectively. Our share of these companies’ losses totaled $4.8 million and $15.3 million for the three and nine months ended September 30, 2002, respectively. The assets and liabilities of Delphion should be settled by mid-2004 other than the escrow and indemnifications under the purchase agreement by which we sold our interests in Delphion.

     The impact to our results of the consolidated partner companies that we have disposed of our ownership interest in or have ceased operations during the three and nine months ended September 30, 2003 and 2002 is also included in the caption “Dispositions” for segment reporting purposes.

     Impairment losses related to equity method partner companies we disposed of totaled $1.4 million and $6.5 million for the nine months ended September 30, 2003 and 2002, respectively, and are included in “other” for segment reporting purposes. See subsection below.

     Our share of the income and losses of those equity method companies that we disposed of was losses of nil and $0.3 million for the three months ended September 30, 2003 and 2002, respectively, and losses of $0.4 million and $5.8 million for the nine months ended September 30, 2003 and 2002, respectively.

Corporate

	Three Months ended September 30,		Nine Months ended September 30,

	2003	2002	2003	2002

		(in thousands)
General and administrative	$(3,628)	$(5,741)	$(12,997)	$(20,777)
Impairment related and other	7,070	—	5,094	(1,499)
Interest expense, net	(3,822)	(3,687)	(11,726)	(15,294)

Total corporate operating expenses	$(380)	$(9,428)	$(19,629)	$(37,570)

     General and Administrative

     Our general and administrative costs consist primarily of employee compensation, insurance, facilities, outside services such as legal, accounting and consulting, travel-related costs and stock-based compensation. The decrease is the result of the restructuring of our operations. See “Restructuring” below. Included in these expenses is stock-based compensation of $0.4 million and $2.1 million and $1.2 million and $5.5 million for the three and nine months ended September 30, 2003 and 2002, respectively, consisting primarily of amortization expense related to options granted below fair value in 1999 and grants of restricted stock to employees during 2001. Stock-based compensation for 2003 decreased versus 2002 as the result of more restricted stock grants vesting in 2002.

     Restructuring (Impairment Related and Other)

     During 2003 and 2002, we restructured our operations to better align our general and administrative expenses with the reduction in the number of our partner companies. The restructuring resulted in charges of $2.0 million and $1.5 million for the nine months ended September 30, 2003 and 2002, respectively. Additionally, during the three months ended September 30, 2003, we settled a lease obligation for $7.1 million less than we had estimated. These items are included in the “Impairment Related and Other” section of our consolidated statement of operations. (See Note 10 to our consolidated financial statements).

     Interest Income/Expense

     The increase/decrease in interest expense, net is primarily attributable to the reduction in the amount of cash offset by a reduction in convertible notes outstanding at September 30, 2003 versus September 30, 2002.

Other

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

		(in thousands)
Impairments (Note 2)	—	—	$(5,813)	$(19,403)
Other income (loss) (Note 12)	$(29,293)	$44,929	(22,908)	107,345
Minority interest	(33)	3,182	2,445	14,459

	$(29,326)	$48,111	$(26,276)	$102,401

Liquidity and Capital Resources

     As of September 30, 2003, at the parent company level, we had $52.3 million in cash and cash equivalents and $4.2 million in restricted cash for total liquidity of $56.5 million. In addition, our consolidated partner companies had cash, cash equivalents, restricted cash and short-term investments of $29.0 million. Consolidated working capital decreased to $46.9 million at September 30, 2003 compared to $73.6 million at December 31, 2002, primarily as a result of net cash outflows from operations, repurchase of convertible notes and fundings we made to partner companies during the nine months ended September 30, 2003.

     Net cash used in operating activities was approximately $37.5 million for the nine months ended September 30, 2003 compared to $67.6 million during the same prior year period. The decrease is primarily the result of the decreased losses at our consolidated partner companies.

     Net cash provided by investing activities during the nine months ended September 30, 2003 was $6.5 million versus net cash used in investing activities of $6.5 million during the comparable 2002 period. The increase is primarily due to proceeds from partner company dispositions, sales of available-for-sale securities and reduced acquisitions of ownership interests in 2003 versus 2002.

     Net cash used in financing activities was approximately $7.0 million for the nine months ended September 30, 2003 versus $56.1 million during the same prior year period. The decrease in cash used is principally the result of $49.0 million being used to repurchase $162.9 million of principal amount of our convertible notes in 2002 versus $5.5 million being used to repurchase $12.0 million of principal amount of our convertible notes in 2003.

     We believe existing cash, cash equivalents and short-term investments, proceeds from the issuance of debt and equity securities of our consolidated partner companies to third parties and proceeds from the potential sales of all or a portion of our interests in certain partner companies are expected to be sufficient to fund our cash requirements through September 2004, including commitments to existing partner companies, debt obligations and general operations requirements. However, as of November 14, 2003, we have outstanding $193.8 million in face value of convertible notes due December 21, 2004. We currently do not have sufficient cash, cash equivalents, restricted cash, short-term investments and available-for-sale securities to satisfy these convertible notes at maturity.

     From 2001 through November 14, 2003, we have repurchased and extinguished $372.5 million of the original $566.3 million face value of December 2004 convertible notes for $89.8 million in cash and 103.1 million shares of our common stock in a series of separate transactions. We are attempting to satisfy or refinance the remaining $193.8 million in convertible notes. This may require us to raise additional debt and/or equity financing, which may not be available at all, or may only be available on terms unfavorable to us. If we are successful in satisfying or refinancing the debt, our financial resources may be reduced and the interests of the holders of our common stock may be significantly diluted. Additionally, the terms of a refinancing may require that we reorganize pursuant to a pre-packaged or pre-arranged bankruptcy. We can provide no assurance that we will be successful in satisfying or refinancing the convertible notes. If we are not successful in satisfying or refinancing these obligations, we may default on our obligations which could render us insolvent and we could file for or be forced into bankruptcy.

     At September 30, 2003, we were obligated for $7.0 million of funding and guarantee commitments to existing partner companies. If a certain consolidated partner company achieves a fair market value in excess of $1.0 billion, we will be obligated to pay, in cash or stock at our option, 4% of the partner company’s fair market value in excess of $1.0 billion, up to $70 million to a venture capital firm. One of our executive officers is a limited partner of this venture capital firm. This contingent obligation will expire on the earlier to occur of May 31, 2005 or an unaffiliated company sale, if the valuation milestone is not achieved. Currently, the fair market value of this partner company is well below $1.0 billion. We will continue to evaluate acquisition opportunities and may acquire additional ownership interests in new and existing partner companies in the next twelve months; however, such acquisitions will generally be made at our discretion. If we elect to make additional acquisitions, it may become necessary for us to raise additional funds. We may not be able to raise additional capital and failure to do so could have a material adverse effect on our business. If additional funds are raised through the issuance of equity securities, our existing stockholders may experience significant dilution.

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

     Our business involves a number of risks, some of which are beyond our control. You should carefully consider each of the risks and uncertainties we describe below and all of the other information in this Report before deciding to invest in our shares. The risks and uncertainties we describe below are not the only ones we face. Additional risks and uncertainties that we do not currently know or that we currently believe to be immaterial may also adversely affect our business.

Risks Particular to Internet Capital Group

We may not be able to pay our long-term debt when it matures or we may restructure this debt and, in each case, this could result in substantial dilution of the interests of our common stock and/or a bankruptcy.

     We believe existing cash, cash equivalents and short-term investments, proceeds from the issuance of debt and equity securities of our consolidated partner companies to third parties and proceeds from the potential sales of all or a portion of our interests in certain partner companies are expected to be sufficient to fund our cash requirements through September 2004, including commitments to existing partner companies, debt obligations and general operations requirements. However, as of November 14, 2003, we have outstanding $193.8 million in face value of convertible notes due December 21, 2004. We currently do not have sufficient cash, cash equivalents, restricted cash, short-term investments and available-for-sale securities to satisfy these convertible notes at maturity.

     From 2001 through November 14, 2003, we have repurchased and extinguished $372.5 million of the original $566.3 million face value of December 2004 convertible notes for $89.8 million in cash and 103.1 million shares of our common stock in a series of separate transactions. We are attempting to satisfy or refinance the remaining $193.8 million in convertible notes. This may require us to raise additional debt and/or equity financing, which may not be available at all, or may only be available on terms unfavorable to us. If we are successful in satisfying or refinancing the debt, our financial resources may be reduced and the interests of the holders of our common stock may be significantly diluted. Additionally, the terms of a refinancing may require that we reorganize pursuant to a pre-packaged or pre-arranged bankruptcy. We can provide no assurance that we will be successful in satisfying or refinancing the convertible notes. If we are not successful in satisfying or refinancing these obligations, we may default on our obligations which could render us insolvent and we could file for or be forced into bankruptcy. In a bankruptcy proceeding, it is likely that the holders of our common stock would lose most or all of their investment.

Our outstanding indebtedness could negatively impact our future prospects.

     If we are unable to satisfy our debt service requirements, substantial liquidity problems could result, which would negatively impact our future prospects. As of November 14, 2003, we had $193.8 million in outstanding convertible subordinated notes and $9.2 million in other long-term debt (including the current portion thereof). This indebtedness may:

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

     On October 10, 2003, we received a notice from the NASDAQ Stock Market regarding the continuation of our listing status on the NASDAQ SmallCap Market. Based upon our compliance with all SmallCap Market initial listing standards (other than the minimum bid price requirement), the NASDAQ Listing Qualifications Panel (the “Panel”) granted us an exception to the bid price requirement through December 1, 2003, to allow for further developments in the SEC rulemaking process. Pursuant to the terms of the amended rule change proposal , the Panel also indicated its potential willingness to further extend our exception to no later than April 24, 2004, if we have not regained compliance by December 1, 2003. Nonetheless, the Panel has indicated that it will revisit our exception upon the SEC’s adoption, amendment, or rejection of the rule change proposal.

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

     Of our $266.8 million in total assets as of September 30, 2003, $55.3 million, or 20.7%, consisted of ownership interests in our partner companies accounted for under the equity and cost methods of accounting. The carrying value of our partner company ownership interests includes our original acquisition cost, the effect of accounting for certain of our partner companies under the equity method of accounting, the effect of adjustments to our carrying value resulting from certain issuances of equity securities by our partner companies, and the effect of impairment charges recorded for the decrease in value of certain partner companies. The carrying value of our partner companies will be impaired and decrease if one or more of our partner companies do not succeed. The carrying value of our partner companies is not marked to market; therefore, a decline in the market value of one of our publicly traded partner companies may impact our financial position by not more than the carrying value of the partner company. However, this decline would likely affect the price of our common stock. For example, our stakes in our publicly traded partner companies had a combined market value of $20.6 million in the aggregate as of September 30, 2003. A decline in the market value of our publicly traded partner companies will likely cause a decline in the price of our common stock.

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

Fluctuations in our quarterly results may adversely affect our stock price.

     We expect that our quarterly results will fluctuate significantly due to many factors, including:

•	the operating results of our partner companies;

•	significant fluctuations in the financial results of information technology and e-commerce companies generally;

•	changes in equity losses or income;

•	the acquisition or divestiture of interests in partner companies;

•	the repurchase, exchange or restructuring of any of our outstanding indebtedness;

•	changes in our methods of accounting for our partner company interests, which may result from changes in our ownership percentages of our partner companies;

•	sales of equity securities by our partner companies, which could cause us to recognize gains or losses under applicable accounting rules;

•	the pace of development or a decline in growth of the information technology and e-commerce markets;

•	competition for the goods and services offered by our partner companies; and

•	our ability to effectively manage our growth and the growth of our partner companies.

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

     Our accounting estimates with respect to the useful life and ultimate recoverability of our carrying basis, including goodwill, in our partner companies could change in the near term and the effect of such changes on the financial statements could be significant. In the first quarter of 2000, we announced several significant acquisitions that were financed principally with shares of our stock and based on the price of our stock at that time, were valued in excess of $1 billion. Based on our periodic review of our partner company holdings, we have recorded cumulative impairment charges of $1.3 billion to write off certain partner company holdings. As of September 30, 2003, our recorded amount of carrying basis including goodwill was not impaired, although we cannot assure that our future results will confirm this assessment. We will be performing our annual impairment test during the fourth quarter of 2003. It is possible that a significant write-down or write-off of partner company carrying basis, including goodwill, may be required in the future, or that a significant loss will be recorded in the future upon the sale of a partner company. A write-down or write-off of this type could cause a decline in the price of our common stock.

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

     Since we allocate our financial resources to certain partner companies, our ownership interests in other partner companies have been and are likely to continue to be diluted due to our decision not to participate in financings. This dilution results in a reduction in the value of our stakes in such partner companies.

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

     We believe that we are actively engaged in the businesses of information technology and e-commerce through our network of majority-owned subsidiaries and companies that we are considered to “control.” Under the Investment Company Act, a company is considered to control another company if it owns more than 25% of that company’s voting securities and is the largest stockholder of such company. A company may be required to register as an investment company if more than 45% of its total assets consist of, and more than 45% of its income/loss and revenue attributable to it over the last four quarters is derived from, ownership interests in companies that it does not control. Because many of our partner companies are not majority-owned subsidiaries, and because we own 25% or less of the voting securities of a number of our partner companies, changes in the value of our interests in our partner companies and the income/loss and revenue attributable to our partner companies could subject us to regulation under the Investment Company Act unless we take precautionary steps. For example, in order to avoid having excessive income from “non-controlled“interests, we may not sell minority interests we would otherwise want to sell or we may have to generate non-investment income by selling interests in partner companies that we are considered to control. We may also need to ensure that we retain more than 25% ownership interests in our partner companies after any equity offerings. In addition, we may have to acquire additional income or loss generating majority-owned or controlled interests that we might not otherwise have acquired or may not be able to acquire “non-controlling” interests in companies that we would otherwise want to acquire. It is not feasible for us to be regulated as an investment company because the Investment Company Act rules are inconsistent with our strategy of actively managing, operating and promoting collaboration among our network of partner companies. On August 23, 1999, the SEC granted our request for an exemption under Section 3(b)(2) of the Investment Company Act declaring us to be primarily engaged in a business other than that of investing, reinvesting, owning, holding or trading in securities. This exemptive order reduces the risk that we may have to take action to avoid registration as an investment company, but it does not eliminate the risk.

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

     Verticalnet, eMerge Interactive, Onvia.com and Universal Access are our publicly-traded partner companies. Fluctuations in the price of Verticalnet’s, eMerge Interactive’s, Onvia.com’s and Universal Access’ and other future publicly-traded partner companies’ common stock are likely to affect the price of our common stock. The price of our publicly-traded partner companies common stock has been highly volatile. As of September 30, 2003, the market value of our publicly-traded partner companies was $20.6 million. Our assets as reflected in our balance September 30, 2003 sheet, were $266.8 million, of which $7.9 million related to Verticalnet, eMerge Interactive, Onvia.com and Universal Access. However, we believe that comparisons of the value of our holdings in partner companies to the value of our total assets are not meaningful because not all of our partner company ownership interests are marked to market in our balance sheet.

     Verticalnet’s results of operations, and accordingly the price of its common stock, may be adversely affected by the risk factors disclosed in its SEC filings, including the following factors:

•	inability to retain key management and experienced software personnel;

•	inability to generate significant revenues from enterprise software licensing and professional services;

•	inability to generate an operating profit;

•	inability to establish brand awareness;

•	inability to acquire additional funding;

•	inability to compete in the market for the products and services it offers;

•	inability to protect intellectual property rights;

•	inability to maintain listing on the Nasdaq SmallCap Market;

•	lengthy sales and implementation cycles for products; and

•	dilution of existing shareholders

     eMerge Interactive’s results of operations, and accordingly the price of its common stock, may be adversely affected by the risk factors disclosed in its SEC filings, including the following factors:

•	lack of commercial acceptance of eMerge Interactive’s products and services; - inability to respond to competitive and industry developments;

•	failure to achieve brand recognition;

•	difficulty in evaluating current business segments due to limited operating history;

•	inability to protect intellectual property rights;

•	failure to introduce new products and services; and

•	failure to upgrade and enhance its technologies to accommodate expanded product and service offerings and increased customer traffic.

     Onvia.com’s results of operations, and accordingly the price of its common stock, may be adversely affected by the risk factors disclosed in its SEC filings, including the following factors:

•	potential loss of rights to distribute governmental content;

•	potential reduction in governmental spending resulting in a reduction of Onvia.com’s bid flow;

•	inability to eliminate monthly lease payments on idle office space;

•	inability to increase subscribership to its premium, higher priced services;

•	inability to combat use of bid flow information;

•	many competitors of Onvia.com have larger customer bases and greater brand recognition;

•	government agencies’ and small businesss’ unwillingness to purchase and sell business services and products online;

•	inability to enhance the features and services of its exchange to achieve acceptance and scalability;

•	inability to retain executive officers, directors and key employees;

•	regulation and legal restrictions on proprietary bid aggregation technology; and

•	inability to successfully integrate any future acquisition;

•	failure to expand current technology infrastructure and network software system; and

•	dependence on licensed technology from third parties.

     Universal Access’ results of operations, and accordingly the price of its common stock, may be adversely affected by the risk factors disclosed in its SEC filings, including the following factors:

•	restrictions on future operating activities and ability to pursue business opportunities in connection with the incurrence of indebtedness;

•	failure of its services to be sufficiently rapid, reliable and cost-effective;

•	unwillingness of clients to outsource the obtaining of circuits;

•	failure to successfully operate a network operations center;

•	inability to implement and maintain its Universal Information Exchange (UIX) databases;

•	failure of the market for UTX services to grow;

•	inability to maintain listing on the Nasdaq SmallCap Market;

•	inability of clients’ to pay their obligations;

•	inability to obtain additional financing;

•	inability to reduce costs and manage future expansion effectively;

•	inability to retain key personnel and hire additional personnel;

•	dependence on several large clients;

•	inability to develop new service offerings and expand marketing channels;

•	control by a significant stockholder may discourage third party offers to acquire the company;

•	recent reverse stock split may cause a decline in stock price and total market capitalization; and

•	inability to provide uninterrupted circuit access.

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

     During the three months ended June 30, 2003, a partner company’s customer notified such partner company that it is exercising its right to terminate its arrangement to purchase services from such partner company effective January 1, 2004. This customer may compete with this partner company in the future. Approximately 12% of our consolidated company revenue for the three months ended September 30, 2003, relates to such customer. If our partner companies are not able to retain significant customers, such partner companies’ and our results of operations and financial position could be adversely effected.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to equity price risks on the marketable portion of our equity securities. Our public holdings at September 30, 2003 include equity positions in the following companies in the technology industry sector:

•	eMerge Interactive;

•	Universal Access;

•	Onvia.com; and

•	Verticalnet,

many of which have experienced significant historical volatility in their respective stock prices. A 20% adverse change in equity prices, based on a sensitivity analysis of our public holdings as of September 30, 2003, would result in an approximate $4.1 million decrease in the fair value of our public holdings.

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

     In addition, we reviewed our internal controls and there have been no significant changes in our internal controls or in other factors that could significantly affect those internal controls subsequent to the date of our most recent evaluation.

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

     On August 6, 2002, EOP-One Market, L.L.C. filed a lawsuit against the Company and ten John Doe defendants in the Superior Court of California, City and County of San Francisco. The action asserted a claim for breach of contract and alleges a failure to pay rent on property at One Market Street, San Francisco, since October 1, 2001, under a lease extending to December 31, 2010. The lawsuit sought damages, interest, attorneys’ fees and costs. The Company asserted a cross-complaint against EOP-One Market, L.L.C. and 20 John Doe cross-defendants asserting claims for breach of contract, return of security deposit and unfair business acts and practices. The cross-complaint alleged, among other things, that the cross-defendants breached an agreement under which the Company would return a portion of the leased space to EOP-One Market, L.L.C. in exchange for a cash payment to the Company. The cross-complaint sought compensatory damages, interest, restitution of the security deposit and an injunction against further withholding of the security deposit amount, attorneys’ fees and costs. This lawsuit was settled in August, 2003. In connection with the settlement, ICG paid $550,000 in cash and issued 1.5 million restricted shares of the Company’s common stock.

     On December 20, 2002, the Company was named as a defendant in an action filed in the United States District Court for the District of Maine. The plaintiffs include former stockholders of Animated Images, Inc (“Animated Images”), one of the Company’s former partner companies. In addition to the Company, the defendants include Freeborders, a current partner company, and four individual defendants, including former officers of the Company and former Animated Images and Freeborders directors. The complaint generally alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and Section 5(a) of the Securities Act of 1933, fraud, breach of contract, breach of fiduciary duty and civil conspiracy, among other claims, in connection with the merger of Animated Images into Freeborders. In support of these claims, the plaintiffs allege, among other things, that the defendants misrepresented the value of the stock of Freeborders, resulting in plaintiffs’ having received less consideration in the merger than that to which they believe they were entitled. The litigation currently is in its preliminary stage. The Court recently granted defendants’ motion to stay the litigation pending arbitration of plaintiffs’ claims against defendants other than the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Number	Document

10.1	First Amendment to Letter of Credit Agreement dated as of October 20, 2003 by and between Comerica Bank, ICG Holdings, Inc. and Internet Capital Group, Inc.

11.1	Statement Regarding Computation of Per Share Earnings (included herein at Note 7 - “Net Loss Per Share” to the Consolidated Financial Statements on Page 13)

31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

     On August 7, 2003, the Company furnished a Current Report on Form 8-K dated August 7, 2003, to report under Item 9, the Company’s press release and financial information for the three-month period ended June 30, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNET CAPITAL GROUP, INC.

Date: November 14, 2003

	By:	/s/Anthony P. Dolanski

Name: Anthony P. Dolanski
Title: Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
(Duly Authorized Officer)

EXHIBIT INDEX

Number	Document

10.1	First Amendment to Letter of Credit Agreement dated as of October 20, 2003 by and between Comerica Bank, ICG Holdings, Inc. and Internet Capital Group, Inc.

11.1	Statement Regarding Computation of Per Share Earnings (included herein at Note 7 “Net Loss Per Share” to the Consolidated Financial Statements on page 13)

31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002