Form 10-K
period 2003-12-31
INTERNET CAPITAL GROUP INC
filed 2004-03-15
CIK 1085621

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

Commission File Number 000-26929

INTERNET CAPITAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	23-2996071
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

690 Lee Road, Suite 310, Wayne, PA	19087
(Address of principal executive offices)	(Zip Code)

(610) 727-6900

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

The approximate aggregate market value of Common Stock held by non-affiliates of the Company was $134.5 million as of June 30, 2003. (For purposes of determining this amount only, the Company has defined affiliates to include, as of June 30, 2003, (a) its executive officers, (b) its directors and (c) each stockholder that the Company is aware is a beneficial owner of 10% or more of the outstanding common stock of the Company.)

The number of shares of the Company’s Common Stock outstanding as of March 9, 2004 was 761,132,009 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission (the “SEC”) relative to the Company’s Annual Meeting of Stockholders for the fiscal year ended December 31, 2003 are incorporated by reference into Part III of this Report.

INTERNET CAPITAL GROUP, INC.

FORM 10-K

DECEMBER 31, 2003

INTERNET CAPITAL GROUP, INC.

PARTNER COMPANIES AS OF DECEMBER 31, 2003

Agribuys, Inc. (“Agribuys”)

Anthem/CIC Ventures Fund LP (“Anthem”)

Arbinet—thexchange Inc. (“Arbinet”)

Axxis, Inc. (f/k/a FuelSpot.com, Inc.)(“Axxis”)

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

In the information technology industry, certain terms are often used to describe the nature of a company’s business, including the following terms: internet company, business to business e-commerce, software company, outsourcing, procurement services, supply chain and customer relationship management. These terms apply, in varying degrees, to most of our partner companies. Our partner companies also typically provide customers with systems integration consulting services or stand alone services. For convenience throughout this Report, we generally refer to our partner companies’ businesses as software and services.

The current market environment creates a substantial opportunity for providers of software and services that improve sales results, reduce costs and increase efficiencies by streamlining business processes both within an enterprise and across the value chain. An increasing number of large enterprises are focusing on their core competencies to drive differentiation and competitive advantage for their firms. This means that these enterprises are looking for ways to outsource non-core or non-strategic processes that cost time and money and distract them from their top priorities of achieving profitability, growing market share and delivering new products or services. Our partner companies deliver software and services to help businesses focus on their core competencies. As of December 31, 2003, our partner company network is made up of 30 companies in which we own interests.

With a sharp focus on those companies that we believe have the greatest potential to generate value for ICG stockholders (our “Core” companies), our operating strategy is to build and develop our partner companies by providing them with both human and financial resources. This support leverages the collective knowledge and best practices both within ICG and across our network of partner companies. We use these collective resources to actively support the business strategies, operations and management teams of our partner companies. Our resources include the experience, industry relationships and specific expertise of our management team, our partner companies’ management teams, our Board of Directors and our Advisory Board.

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

During 2002 and 2003, the e-commerce market continued a period of development and growth as enterprises of all sizes and across all industries looked for vehicles to help them:

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

We believe that the benefits of e-commerce are broad and will be realized by businesses in times of economic growth or contraction, because e-commerce can be used to build top line revenues in times of growth and new levels of efficiency in times of contraction.

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

Aggregating companies into a network to promote growth

During 1999 and 2000 we acquired interests in numerous partner companies, and as we made those acquisitions, we immediately took an active role in the partner companies by providing both strategic guidance and operational support:

Strategic Guidance. We provide strategic guidance to our partner companies regarding market positioning, business model development and market trends. Our focus on the e-commerce market and the knowledge base of our partner companies, strategic investors, management and advisory board give us valuable experience that we share with our partner companies.

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

Prioritize resources to accelerate development of most promising companies

Although we do and will continue to concentrate on providing the operational and strategic support to promote growth and profitability at our partner companies, the market volatility that began in early 2000 necessitated a prioritization of both our human and capital resources toward partner companies believed to have the greatest potential to generate value for our stockholders. Based on our active involvement in the e-commerce market since 1996, we believe that our expertise allows us to identify companies that are positioned to succeed. This enables the prioritization of our resources to accelerate the development of partner companies which we believe offer the greatest value for our stockholders over the long-term. We believe this prioritization and focus will result in the continued streamlining of our partner company network into a smaller but stronger group of companies. We intend to continue to focus on our private partner companies that we believe have the greatest value potential, which we refer to as our private Core partner companies. We believe these companies are gaining traction in delivering the software and services that we believe have the potential to dramatically increase efficiency and savings for businesses. However, this categorization does not necessarily imply that every one of our private Core partner companies is a de facto success at this time. Rather, it captures those companies that are receiving the majority of management’s time and resources as we consider them our most promising.

At December 31, 2003 our private Core partner companies consisted of:

Blackboard, CommerceQuest, CreditTrade, eCredit, Freeborders, GoIndustry, ICG Commerce, Investor Force, iSky, LinkShare, Marketron, StarCite and Syncra Systems.

These private Core partner companies primarily deliver a wide array of software and services to help customers streamline and automate business processes with the goal of reducing costs and increasing efficiencies both within the four walls of the enterprise and across their individual value chains.

At December 31, 2003, our public Core partner companies consisted of: eMerge Interactive, Universal Access and Verticalnet. During the first quarter of 2004, we sold a majority of our ownership interest in eMerge Interactive.

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

Concentration of Customer Base and Credit Risk

Approximately 17%, 13% and 11% of our revenue for the years ended December 31, 2003, 2002 and 2001, respectively, relates to one customer of one of our consolidated partner companies. Accounts receivable from this customer as of December 31, 2003 and December 31, 2002 were not significant. During 2003, this customer notified such consolidated partner company of the exercise of its right to terminate its arrangement to purchase services from such consolidated partner company effective January 1, 2004.

Competition

Competition Facing our Partner Companies

Competition for information technology and internet products and services is intense. As the market for e-commerce grows, we expect that competition will continue to intensify. Barriers to entry are minimal and competitors can offer products and services at a relatively low cost. Our partner companies compete for a share of a customer’s:

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

Competition From Within our Network

We may compete with some of our partner companies for internet-related opportunities. We may compete with our partner companies to acquire interests in e-commerce companies and our partner companies may compete with each other for e-commerce opportunities. This competition may deter companies from partnering with us and may limit our business opportunities.

Employees

We have reduced our corporate headcount from 23, as of March 14, 2003, to 16, as of March 9, 2004, in order to reduce our corporate expenses. Headcount at our consolidated partner companies as of March 9, 2004 is 402. Although we believe our and our consolidated partner companies current staffing levels are adequate to conduct business, we cannot ensure that we and our consolidated partner companies will not need to increase headcount in the future.

Financial Information About Segments and Geographic Areas

Segment and geographic area information is set forth in Note 11 of the Notes to Consolidated Financial Statements included in Item 8 below and incorporated herein by reference.

Availability of Reports and Other Information

Our internet website address is www.internetcapital.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed by us with the Securities and Exchange Commission pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are accessible free of charge through our website as soon as reasonably practicable after we electronically file those documents with, or otherwise furnish them to, the Securities and Exchange Commission.

ITEM 2.	Properties

The location and general description of our properties as of March 9, 2004 are as follows:

Corporate Offices

Our corporate headquarters are located at 690 Lee Road, Suite 310 in an office facility located in Wayne, Pennsylvania, where we lease approximately 7,475 square feet.

Partner Company Properties

Our consolidated partner companies lease approximately 137,955 square feet of office, administrative, sales and marketing, operations and data center space, principally in California, Colorado, Florida, Georgia, Illinois, Missouri, New York and Pennsylvania in the United States, and also in Canada, Germany, Ireland and the United Kingdom.

ITEM 3.	Legal Proceedings

In May and June 2001, certain of the Company’s present directors, along with the Company, certain of its former directors, certain of its present and former officers and its underwriters, were named as defendants in nine class action complaints filed in the United States District Court for the Southern District of New York. The plaintiffs and the alleged classes they seek to represent include present and former stockholders of the Company. The complaints generally allege violations of Sections 11 and 12 of the Securities Act of 1933 and Rule 10b-5 promulgated under the Securities Exchange Act of 1934, based on, among other things, the dissemination of statements allegedly containing material misstatements and/or omissions concerning the commissions received by the underwriters of the initial public offering and follow-on public offering of the Company as well as failure to disclose the existence of purported agreements by the underwriters with some of the purchasers in these offerings to buy additional shares of the Company’s stock subsequently in the open market at pre-determined prices above the initial offering prices. The plaintiffs seek for themselves and the alleged class members an award of damages and litigation costs and expenses. The claims in these cases have been consolidated for pre-trial purposes (together with other issuers and underwriters) before one judge in the Southern District of New York federal court. In April 2002, a consolidated, amended complaint was filed against these defendants which generally alleges the same violations and also refers to alleged misstatements or omissions that relate to the recommendations regarding the Company’s stock by analysts employed by the underwriters. In June and July 2002, defendants, including the Company defendants, filed motions to dismiss plaintiffs’ complaints on numerous grounds. The Company’s motion was denied in its entirety in an opinion dated February 19, 2003. In July 2003, a committee of the Company’s Board of Directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. The settlement would provide for, among other things, a release of the Company and of the individual defendants (who had been previously dismissed without prejudice) for the wrongful conduct alleged in the amended complaint. The Company would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. Any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurers. The committee agreed to approve the settlement subject to a number of conditions, including the participation of a substantial number of other issuer defendants in the proposed settlement, the consent of the Company’s insurers to the settlement, and the completion of acceptable final settlement documentation. Furthermore, the settlement is subject to a hearing on fairness and approval by the United States District Court overseeing the litigation.

On December 20, 2002, the Company was named as a defendant in an action filed in the United States District Court for the District of Maine. The plaintiffs include former stockholders of Animated Images, Inc. (“Animated Images”), one of the Company’s former partner companies. In addition to the Company, the defendants include Freeborders, a current partner company, and four individual defendants, including former officers of the Company and former Animated Images and Freeborders directors. The complaint generally alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and Section 5(a) of the Securities Act of 1933, fraud, breach of contract, breach of fiduciary duty and civil conspiracy, among other claims, in connection with the merger of Animated Images into Freeborders. In support of these claims, the plaintiffs allege, among other things, that the defendants misrepresented the value of the stock of Freeborders, resulting in plaintiffs’ having received less consideration in the merger than that to which they believe they were entitled. The litigation currently is in its preliminary stage. The Court granted defendants’ motion to stay the litigation pending arbitration of plaintiffs’ claims against defendants other than the Company.

ITEM 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal year 2003.

PART II

ITEM 5.	Market For Registrant’s Common Equity and Related Stockholder Matters

(a) Our common stock is currently traded on the Nasdaq SmallCap Market under the symbol “ICGE”. We transferred from the Nasdaq National Market to the Nasdaq SmallCap Market effective June 10, 2002. Our initial public offering of stock occurred on August 5, 1999 at $6.00 (post split) per share on the Nasdaq National Market. The price range per share reflected in the table below is the highest and lowest sale price for our stock as reported by the Nasdaq National Market and the Nasdaq SmallCap Market during each quarterly period of our two most recent fiscal years.

	Three Months Ended
	March 31 2003	June 30 2003	Sept. 30 2003	Dec. 31 2003	March 31 2002	June 30 2002	Sept. 30 2002	Dec. 31 2002
High	$0.56	$0.96	$0.80	$0.53	$1.58	$0.67	$0.42	$0.89
Low	$0.26	$0.28	$0.41	$0.29	$0.61	$0.24	$0.17	$0.15

As of March 9, 2004, the last reported sale price for our common stock on the Nasdaq SmallCap Market was $0.41 per share.

(b) Holders. As of March 1, 2004, there were approximately 1,834 holders of record of our common stock, although there is a much larger number of beneficial owners.

(c) Dividends. We have never declared or paid cash dividends on our capital stock and we do not intend to pay cash dividends in the foreseeable future. We plan to retain any earnings for use in the operation of our business and to fund future growth.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding the Company’s equity compensation plans and the securities authorized for issuance thereunder is set forth in Item 12 below.

ITEM 6.	Selected Consolidated Financial Data

The following table summarizes certain selected historical consolidated financial information of ICG that has been derived from our audited consolidated financial statements for each of the five years ended December 31, 2003, 2002, 2001, 2000, and 1999. The financial information may not be indicative of our future performance. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and Notes thereto included in this Report.

	Year Ended December 31,
	2003		2002	2001	2000	1999
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$70,020		$79,490	$101,060	$42,238	$16,536
Operating Expenses
Cost of revenue	40,936		51,977	79,327	46,065	8,156
Selling, general and administrative	46,626		76,372	234,758	243,871	45,606
Research and development expenses	14,840		24,100	43,788	68,821	—
Amortization of goodwill and other intangibles	7,955		10,115	123,564	239,813	3,318
Impairment related and other	(1,736)		11,276	851,257	160,844	—

Total operating expenses	108,621		173,840	1,332,694	759,414	57,080

	(38,601)		(94,350)	(1,231,634)	(717,176)	(40,544)

Other income (loss), net	(58,659)		92,632	(109,768)	627,227	67,384
Interest income (expense), net	(15,232)		(19,300)	(25,447)	7,126	5,734

Income (loss) before income taxes, minority interest and equity loss	(112,492)		(21,018)	(1,366,849)	(82,823)	32,574
Income tax (expense) benefit	—		(179)	12,584	319,449	23,722
Minority interest	2,326		15,438	108,223	84,245	6,026
Equity loss	(14,490)		(81,114)	(1,048,860)	(980,391)	(92,099)

Loss from continuing operations	(124,656)		(86,873)	(2,294,902)	(659,520)	(29,777)
Loss on discontinued operations, net of gain of $1,675 (2003) and $10,317 (2002) and tax benefit of $2,917 (2001) and $7,806 (2000)	(11,228)		(15,346)	(35,942)	(7,028)	—
Cumulative effect of change in accounting principle	—		—	(7,886)	—	—

Net Loss	$(135,884)		$(102,219)	$(2,338,730)	$(666,548)	$(29,777)

Diluted Loss Per Share:
Loss from continuing operations per share—diluted	$(0.41)		$(0.32)	$(8.24)	$(2.40)	$(0.15)
Loss on discontinued operations per share—diluted	(0.04)		(0.06)	(0.13)	(0.02)	—
Cumulative effect of change in accounting principle per share—diluted	—		—	(0.03)	—	—

Net loss per share—diluted	$(0.45)		$(0.38)	$(8.40)	$(2.42)	$(0.15)
Weighted average shares outstanding—diluted	302,852		267,998	278,353	275,044	201,851
Pro forma net loss (unaudited)(1)	—		—	—	—	$(37,449)
Pro forma net loss per share—diluted (unaudited)(1)	—		—	—	—	$(0.19)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$77,581		$117,783	$237,073	$410,073	$1,343,460
Working capital	$(125,873	)(2)	$81,443	$183,434	$356,524	$1,305,380
Total assets	$231,163		$366,246	$655,047	$3,330,583	$2,050,384
Other long-term debt, net of current portion	$30		$7,290	$9,919	$169	$3,185
Convertible subordinated notes	$173,919		$283,114	$446,061	$566,250	$566,250
Total stockholders’ equity (deficit)	$(19,294)		$(51,646)	$34,737	$2,266,167	$1,420,221

(1)	On February 2, 1999, the Company converted from an LLC to a C corporation. The Company became subject to corporate federal and state income taxes concurrent with the conversion to a C corporation. The information for the years ended December 31, 1999 include pro forma information with respect to income taxes, net income (loss) and net income (loss) per share assuming the Company had been taxed as a C corporation since January 1, 1999.
(2)	Includes convertible subordinated notes at December 31, 2003. See Note 7 of the Notes to Consolidated Financial Statements included in Item 8 below.

The Company has not paid a cash dividend since its inception. In December 1999, the Company declared and paid a 100% stock dividend. All share information in this Report reflects this dividend.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth elsewhere in this Report and the risks discussed in our other SEC filings. The following discussion should be read in conjunction with our audited Consolidated Financial Statements and related notes thereto included in Item 8 in this Report.

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

Because we own significant interests in information technology and e-commerce companies, many of which have generated net losses, we have experienced, and expect to continue to experience, significant volatility in our quarterly results. While many of our partner companies have consistently reported losses, we have recorded net income in certain periods and experienced significant volatility from period to period due to one-time or infrequently occurring transactions and other events relating to our ownership interests in partner companies. These transactions and events are described in more detail in Note 3 and Note 19 of our Notes to Consolidated Financial Statements and include dispositions of, and changes to, our partner company ownership interests, dispositions of our holdings of available-for-sale securities and debt extinguishments.

Introduction

The Consolidated Financial Statements include the consolidated accounts of Internet Capital Group, Inc., a company incorporated in Delaware, and its subsidiaries, both wholly and majority-owned (Internet Capital Group, Inc. and all its subsidiaries, hereafter “we,” “ICG,” the “Company” or “Internet Capital Group”) and have been prepared in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”).

Internet Capital Group is an information technology company actively engaged in delivering software solutions and services that are designed to enhance business operations by increasing efficiency, reducing costs and improving sales results. The Company operates through a network of partner companies that deliver those solutions to customers. The various interests that we acquire in our partner companies are accounted for under one of three accounting methods: consolidation, equity method or cost method. The applicable accounting method is generally determined based on our voting interest in a partner company. Generally, if we own more than 50% of the outstanding voting securities of a partner company, a partner company’s accounts are reflected within our consolidated financial statements. If we own between 20% and 50% of the outstanding securities, a partner company’s accounts are not reflected within our consolidated financial statements; however, our share of the earnings or losses of the partner company is reflected in the caption “Equity loss” in our consolidated statements of operations. Partner companies not accounted for under either the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, our share of the earnings or losses of these companies is not included in our consolidated statements of operations.

Information for all periods presented below reflects the grouping of ICG partner companies into two segments, consisting of the Core segment and the Emerging segment. The Core operating segment includes those partner companies in which the Company’s management takes a very active role in providing strategic direction and management assistance. The Emerging operating segment includes investments in companies that are, in general, managed to provide the greatest near-term stockholder value (“Emerging”). During fiscal 2003, one of our consolidated Core partner companies, OneCoast Network Holdings, Inc. (“OneCoast”), disposed of substantially all of its assets. The historical results of OneCoast are presented as “Discontinued Operations.” Additionally, during fiscal 2003 seven of our Emerging partner companies ceased operations. The partner companies included within the segments as of December 31, 2003 are consistently the same 30 partner companies for 2003, 2002 and 2001.

Loss from continuing operations for 2003 totaled $124.7 million and included net charges totaling $58.3 million consisting of the following: (i) charges in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 84, “Induced Conversions of Convertible Debt”, net of $59.3 million relating to our 2003 convertible debt for equity exchanges and other retirements, (ii) charges for the impairment of partner companies of $5.8 million, (iii) gains on the disposition of partner companies/other of $4.1 million and (iv) net restructuring credits of $2.7 million.

Loss from continuing operations for 2002 totaled $86.9 million and included net benefits totaling $53.0 million consisting of the following: (i) gains on the retirement of debt of $111.4 million, (ii) charges for the impairment of partner companies of $43.5 million, (iii) losses on the disposition of partner companies/other of $4.9 million and (iv) restructuring charges of $10.0 million.

Loss from continuing operations for 2001 totaled $2,295 million and included net charges totaling $1,377.1 million consisting of the following: (i) charges for the impairment of partner companies of $1,276.0 million, (ii) gains on the retirement of debt of $81.0 million, (iii) losses on the disposition of available-for-sale securities/other of $125.9 million and (iv) restructuring charges of $56.2 million.

Liquidity and Capital Resources

The following table summarizes certain balance sheet information for the Parent Company, Internet Capital Group, Inc.:

	March 9, 2004	December 31, 2003
	(in thousands)
Cash and cash equivalents	$57,550	$49,771
Available for sale securities	$13,984	$6,714
Convertible subordinated notes due December 2004	$(39,111)	$(173,919)

Shares of common stock outstanding	761,132	436,776

As a result of the convertible debt for equity exchanges completed from January 1, 2004 through March 9, 2004, our stockholders’ equity has increased $134.8 million.

We believe existing cash, cash equivalents and short-term investments and proceeds from the potential sales of all or a portion of our interests in certain partner companies are expected to be sufficient to fund our cash requirements through at least the first quarter of 2005, including commitments to existing partner companies, debt obligations and general operations requirements.

In February 2004, the Company sold 4,944,445 shares of eMerge Interactive for $10.4 million in cash.

As of March 9, 2004, our available-for-sale securities consist of: 2,000,000 shares of eMerge Interactive common stock, 2,917,794 shares of Verticalnet common stock and 1,083,206 shares of Universal Access common stock. As of March 9, 2004, we also hold 1,559,481 shares of Onvia.com common stock valued at $6.5 million which is not classified as an available-for-sale security, as our ownership interest is accounted for under the equity method of accounting.

From 2001 through March 9, 2004, we have repurchased and extinguished $527.2 million of the original $566.3 million face value of our convertible notes due December 2004 for $89.8 million in cash and 464.8 million shares of our common stock in a series of separate transactions. We intend to satisfy the remaining $39.1 million in convertible notes at or prior to maturity; however, we can provide no assurance that we will be successful in doing so. In connection with the satisfaction of the convertible notes, we may raise additional debt and/or equity financing, which may only be available on terms that result in significant dilution to our stockholders, that restrict the Company’s operations or that are otherwise unfavorable to us. We can provide no assurance that we will raise additional debt and/or equity financing or that we will monetize assets to satisfy our outstanding convertible debt. If we use our existing cash, cash equivalents and short-term investments to satisfy the convertible debt, our financial resources will be significantly reduced which could have a material adverse effect on our business. If we satisfy the outstanding convertible debt through debt for equity exchanges, the interests of the holders of our common stock may be significantly diluted.

At December 31, 2003, we were obligated for $2.6 million of funding and guarantee commitments to existing partner companies. If a certain consolidated partner company achieves a fair market value in excess of $1.0 billion, we will be obligated to pay, in cash or stock at our option, 4% of the partner company’s fair market value in excess of $1.0 billion, up to $70 million to a venture capital firm. One of our executive officers was a limited partner of this venture capital firm. This contingent obligation will expire on the earlier to occur of May 31, 2005 or an unaffiliated company sale, if the valuation milestone is not achieved. Currently, the fair market value of this partner company is well below $1.0 billion. We will continue to evaluate acquisition opportunities and may acquire additional ownership interests in new and existing partner companies in the next twelve months; however, such acquisitions will generally be made at our discretion. If we elect to make additional acquisitions, it may become necessary for us to raise additional funds. We may not be able to raise additional capital and failure to do so could have a material adverse effect on our business. If additional funds are raised through the issuance of equity securities, our existing stockholders may experience significant dilution.

The following table summarizes our and our consolidated subsidiaries’ cash and cash equivalents, restricted cash and short-term investments:

Summary of Liquidity

	December 31, 2003			December 31, 2002
	ICG Parent Company Level	Consolidated Subsidiaries	Total	ICG Parent Company Level	Consolidated Subsidiaries	Total
	(in thousands)
Cash and cash equivalents	$49,771	$27,810	$77,581	$81,875	$35,908	$117,783
Restricted Cash	850	969	1,819	9,180	1,420	10,600
Short-term investments	—	9	9	6,986	325	7,311

Total	$50,621	$28,788	$79,409	$98,041	$37,653	$135,694

Consolidated working capital decreased $207.3 million from 2002 to 2003 primarily due to the reclassification to current liabilities of the $173.9 million balance of our outstanding convertible notes as of December 31, 2003 as it matures in December 2004. As of March 9, 2004, the balance of convertible notes was $39.1 million. Our and our consolidated companies’ operating losses in 2003 also contributed to the decrease.

	2003	2002	2001
	(in thousands)
Cash used in operating activities	$(38,631)	$(80,725)	$(264,877)
Cash provided by investing activities	$6,599	$12,430	$89,603
Cash provided by (used in) financing activities	$(6,802)	$(49,148)	$2,554

Net cash used in operating activities was approximately $38.6 million for the year ended December 31, 2003 compared to $80.7 million during the same prior year period. The decrease is primarily the result of the decreased losses at our consolidated partner companies.

Net cash provided by investing activities during the year ended December 31, 2003 was $6.6 million versus $12.4 million during the comparable 2002 period. The decrease is primarily due to reduced proceeds from partner company dispositions, offset by reduced acquisitions of ownership interests in 2003 versus 2002.

Net cash used in financing activities was approximately $6.8 million for the year ended December 31, 2003 versus $49.1 million during the same prior year period. The decrease in cash used is principally the result of $48.8 million being used to repurchase $163.0 million of principal amount of our convertible notes in 2002 versus $5.5 million being used to repurchase $12.0 million of principal amount of our convertible notes in 2003.

We and our consolidated subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. We do not expect the ultimate liability with respect to these actions will materially affect our financial position or cash flows.

Contractual Cash Obligations and Commercial Commitments

The following table summarizes our contractual cash obligations and commercial commitments as of December 31, 2003:

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
	(in thousands)
Convertible subordinated notes(1)	$173,919	$173,919	$—	$—	$—
Funding commitments/guarantees(2)	2,605	2,605	—	—	—
Operating leases	18,905	9,237	6,025	1,442	2,201
Other borrowings(2)	6,960	6,930	30	—	—

	$202,389	$192,691	$6,055	$1,442	$2,201

(1) As of March 9, 2004, the remaining balance of our convertible subordinated notes is $39.1 million. See Note 7 to our Consolidated Financial Statements.

(2) As of December 31, 2003, approximately $1.8 million of the $7.0 million of “Other Borrowings” is included in “Funding commitments/guarantees”.

Off-Balance Sheet Arrangements

We are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Results of Operations

As of December 31, 2003, we owned interests in 30 partner companies that are categorized below based on segment and method of accounting.

CORE PARTNER COMPANIES (%Voting Interest)
Consolidated	Equity	Cost
CommerceQuest (80%)	CreditTrade (30%)	Blackboard (15%)
ICG Commerce (75%)	eCredit (42%)	StarCite (17%)
	eMerge Interactive (18%)	Universal Access (9%)
	Freeborders (48%)	Verticalnet (17%)
GoIndustry (31%)
Investor Force (38%)
iSky (25%)
LinkShare (40%)
Marketron (40%)
Syncra Systems (31%)

EMERGING PARTNER COMPANIES (%Voting Interest)
Consolidated	Equity	Cost
	Agribuys (27%)	Anthem (9%)
	ComputerJobs.com (46%)	Arbinet (2%)
	Co-nect (36%)	Axxis (9%)
	Onvia.com (20%)	Captive Capital (5%)
ClearCommerce (11%)
Emptoris (9%)
Entegrity Solutions (2%)
Jamcracker (2%)
Mobility Technologies (3%)
Tibersoft (5%)

The following summarizes the unaudited selected financial information related to our segments. Each segment includes the results of our consolidated partner companies and records our share of the earnings and losses of partner companies accounted for under the equity method of accounting. The partner companies included within the segments are consistently the same 30 partner companies for 2003, 2002 and 2001. The method of accounting for any particular partner company may change based on our ownership interest.

Discontinued operations and dispositions are those partner companies that have been sold or ceased operations and are no longer included in a segment for all periods presented. Corporate expenses represent our general and administrative expenses of supporting the partner companies. The measure of segment net loss reviewed by us does not include items such as impairment related charges, income taxes and accounting changes, which are reflected in other reconciling items in the information that follows.

Segment Information

(in thousands)

	Core	Emerging	Total Segment	Reconciling Items			Consolidated Results
				Discontinued Operations and Dispositions	Corporate	Other
For The Year Ended December 31, 2003
Revenues	$69,818	$202	$70,020	$—	$—	$—	$70,020
Net Income (loss)	$(36,631)	$(1,378)	$(38,009)	$(11,632)	$(25,964)	$(60,279)	$(135,884)

For The Year Ended December 31, 2002
Revenues	$78,997	$507	$79,504	$—	$—	$(14)	$79,490
Net income (loss)	$(90,754)	$(19,084)	$(109,838)	$(16,792)	$(55,026)	$79,437	$(102,219)

For The Year Ended December 31, 2001
Revenues	$76,564	$2,181	$78,745	$23,610	$—	$(1,295)	$101,060
Net income (loss)	$(507,244)	$(72,425)	$(579,669)	$(442,551)	$(108,617)	$(1,207,893)	$(2,338,730)

For the Year Ended December 31, 2003 vs. 2002 vs. 2001

Results of Operations—Core Companies

The following presentation of our Results of Operations—Core Companies includes the results of our consolidated Core partner companies and our share of the results of our equity method Core partner companies.

	Year Ended December 31
	2003	2002	2001
	(in thousands)
Selected data:
Revenue	$69,818	$78,997	$76,564

Cost of revenue	(40,847)	(51,552)	(56,366)
Selling, general and administrative	(29,827)	(40,297)	(86,322)
Research and development	(14,840)	(24,100)	(14,675)
Amortization of goodwill and other intangibles	(7,955)	(10,115)	(46,804)
Impairment related and other	(2,414)	(9,777)	(35,633)

Operating expenses	(95,883)	(135,841)	(239,800)

Interest and other	1,004	(1,506)	(882)
Equity loss	(11,570)	(32,404)	(343,126)

Net loss	$(36,631)	$(90,754)	$(507,244)

Revenue

Revenue decreased $9.2 million from $79.0 million in 2002 to $69.8 million in 2003. As a result of a challenging market for enterprise software sales in 2003, CommerceQuest’s revenue declined $6.6 million in 2003 versus 2002. The deconsolidation in 2003 of two Core companies, eCredit and Freeborders reduced revenue $4.3 million versus 2002. These decreases were partially offset by an increase of $1.7 million at ICG Commerce.

Revenue increased $2.4 million from $76.6 million in 2001 to $79.0 million in 2002. As a result of CommerceQuest, eCredit and Freeborders being consolidated for a greater period during 2002 than in 2001 revenue increased $14.8 million. Increases in the customer base, increased activity of existing customers and an acquisition resulted in increased revenues at ICG Commerce of $4.3 million in 2002 versus 2001. These increases were offset by a decrease of $16.7 million as a result of deconsolidating AssetTrade.com, Inc. (“AssetTrade”) during 2001.

During 2003, a customer of one of our consolidated partner companies notified the consolidated partner company of the exercise its right to terminate its arrangement to purchase services from our consolidated partner company effective January 1, 2004. Revenue from this customer totaled $11.9 million, $10.4 million and $11.2 million in 2003, 2002 and 2001, respectively.

Operating Expenses

Operating expenses decreased $39.9 million from $135.8 million in 2002 to $95.9 million in 2003. As a result of a challenging market for enterprise software sales in 2003 and the subsequent reduction in revenues, CommerceQuest reduced operating expenses $5.9 million in 2003 as compared to 2002. The deconsolidation in 2003 of two Core Companies, eCredit and Freeborders reduced operating expenses $13.7 million. The residual $20.3 million decrease is the result of ICG Commerce significantly reducing operating expenses.

Operating expenses decreased $104 million from $239.8 million in 2001 to $135.8 million in 2002. These operating expenses decreased by $61.0 million as ICG Commerce implemented cost reduction programs and by $40.4 million as a result of deconsolidating AssetTrade during 2001. These decreases were partially offset by an increase due to CommerceQuest, eCredit and Freeborders being consolidated for a greater period during 2002 versus 2001.

Equity Loss

The following table reconciles the components of Equity loss for segment reporting purposes to equity loss for consolidated financial statement reporting:

	2003	2002	2001
Share of loss—Public Companies	$(4,819)	$(22,240)	$(208,016)
Share of loss—Private Companies	(6,751)	(10,164)	(47,385)
Amortization of goodwill	—	—	(87,725)

Segment subtotal	$(11,570)	$(32,404)	$(343,126)
Impairments—see subsection below	—	(7,000)	(367,463)

	$(11,570)	$(39,404)	$(710,589)

Equity loss—share of loss improved $20.8 million from 2002 to 2003 and $223.0 million from 2001 to 2002. The principal components of the improvements are:

	2003 vs 2002	2002 vs 2001
Net improvement in income (loss)—Public companies	$(17,421)	$(185,776)
Net improvement in income (loss)—Private companies	(5,060)	(19,587))
Change in method of accounting—(cost/equity/consolidated)	1,647	(17,634)

	$(20,834)	$(222,997)

The total net losses of our three public Core partner companies, eMerge Interactive, Univeral Access and Verticalnet, improved from $961.8 million in 2001 to $50.7 million in 2002 to $34.7 million in 2003 due to significant restructuring charges in the aggregate in 2001 and 2002. The improved 2003 results are principally due to the restructuring of their operations. Accordingly, our share of the net losses of these companies in the aggregate also improved over these periods. Our share of the net losses in 2002 was also impacted by our basis in Verticalnet being reduced to zero in 2001 and the subsequent recovery of basis and partial recognition of our share of Verticalnet’s 2002 net income. Our share of the net losses in 2003 also improved as Universal Access and Verticalnet’s ownership level fell below 20% during the third quarter of 2003; resulting in these companies no longer being accounted for under the equity method. Subsequent to December 31, 2003, we sold a portion of our ownership interest and terminated a voting agreement relating to eMerge Interactive. Accordingly, as of March 9, 2004, these three public Core companies are no longer accounted for under the equity method of accounting.

The total revenue of our nine private core equity method companies improved from $143.1 million in 2001 to $174.7 million in 2002 to $185.4 million in 2003. The 6% improvement of 2003 versus 2002 is primarily the result of increased revenue at our companies involved with affiliate marketing and online auctions offset by reduced revenue at our companies selling software relating to enterprise applications.

The total net losses of our nine private core equity method companies in the aggregate improved from $148.5 million in 2001 to $42.3 million in 2002 to $29.9 million in 2003. The 29% improvement of 2003 versus 2002 is primarily the result of increased revenues and reduced operating expenses offset by goodwill impairment charges of approximately $5.8 million at one of our companies. Accordingly, our share of the net losses of these companies also improved over these periods. Our share of the net losses was also impacted by changes in the methods of accounting for these partner companies. Additionally, as of December 31, 2003, four of these nine equity method companies have carrying values that have been reduced to zero. While the impact to 2003 was not significant as the carrying values were reduced to zero late in 2003, we may not record our share of these companies’ losses in 2004 until such time as our share of income equals the unrecorded losses or the partner companies’ equity transactions result in an adjustment of our investment. Our share of the net losses of those companies whose carrying value is zero at December 31, 2003 totaled $6.6 million in 2003.

Results of Operations—Emerging Companies

The following presentation of our Results of Operations—Emerging Companies includes the results of our consolidated Emerging partner companies and our share of the results of our equity method emerging partner companies.

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Selected data:
Revenue	$202	$507	$2,181
Operating expenses	(445)	(1,834)	(19,338)
Interest and other	—	9	447
Equity loss	(1,135)	(17,766)	(55,715)

Net loss	$(1,378)	$(19,084)	$(72,425)

Our consolidated emerging companies have generated negligible revenues to date. The period over period decreases in operating expenses is primarily a result of deconsolidating Captive Capital during the second quarter of 2003.

The following table reconciles the components of Equity loss for segment reporting purposes to Equity loss for consolidated financial reporting:

	2003	2002	2001
Share of income (loss)—Public company	$(4)	$(4,566)	$(12,990)
Share of income (loss)—Private companies	(1,131)	(13,200)	(28,158)
Amortization of goodwill	—	—	(14,567)

Segment subtotal	$(1,135)	$(17,766)	$(55,715)
Impairments—see subsection below	—	(13,006)	(15,641)

	$(1,135)	$(30,772)	$(71,356)

The decreases are principally the result of our basis in these companies being reduced to zero, our ownership interest being reduced and reduced losses at these companies.

Discontinued Operations and Dispositions

The following is a summary of the components included in “Discontinued Operations and Dispositions”, a reconciling item for segment reporting purposes:

	2003	2002	2001
Net loss attributable to Discontinued Operations	$(11,228)	$(15,346)	$(35,942)
Net loss attributable to other consolidated companies disposed of	—	—	(197,074)
Net loss attributable to equity method companies disposed of	(404)	(1,446)	(209,535)

	$(11,632)	$(16,792)	$(442,551)

In 2003 and 2002, three of our Core partner companies sold substantially all of their assets. In accordance with SFAS No. 144, these partner companies have been treated as discontinued operations. Accordingly, the operating results of these three discontinued operations have been presented separately from continuing operations and include the gains or losses recognized on disposition.

In 2003, the sale of the assets of OneCoast occurred. We received no cash proceeds on the transaction and recorded a loss of approximately $10.8 million. Our share of the losses of OneCoast totaled $2.1 million, $6.4 million and $3.1 million for 2003, 2002 and 2001, respectively.

In 2002, the sale of the assets of Logistics.com, Inc. (“Logistics.com”) occurred. We received $10.8 million in proceeds in 2002 and an additional $1.7 million in 2003 and recognized a gain of $1.2 million in 2003 and $0.3 million in 2002. Our share of the losses of Logistics.com totaled $15.0 million and $10.5 million in 2002 and 2001, respectively.

In 2002, the sale of the assets of Delphion, Inc. (“Delphion”) occurred. We received $10.0 million in proceeds in 2002 and an additional $0.5 million in 2003 and recognized a gain of $0.5 million in 2003 and $10.0 million in 2002. Our share of the losses of Delphion totaled $4.2 million and $22.4 million in 2002 and 2001, respectively. We could receive additional proceeds of $2.9 million in 2004 pending the outcome of potential indemnification obligations.

The impact to our consolidated results of other consolidated and equity method partner companies we have disposed of our ownership interest in or have ceased operations during 2003, 2002 and 2001 is also included in the caption “Dispositions” for segment reporting purposes. The most significant individual consolidated partner companies’ revenues and net loss related to these dispositions were RightWorks, Inc. (“RightWorks”) and PaperExchange.com, Inc. (“PaperExchange.com”) in 2001 with revenues of $15.2 million and $4.4 million, respectively, and net losses of $135.8 million and $15.6 million, respectively.

The following table reconciles the components of Equity loss for equity method partner companies we disposed of to Equity loss for consolidated financial reporting:

	2003	2002	2001
Share of loss	$(404)	$(1,446)	$(170,513)
Amortization of goodwill	—	—	(39,022)

Segment subtotal	$(404)	$(1,446)	$(209,535)
Impairments—see subsection below	(1,381)	(9,492)	(57,380)

	$(1,785)	$(10,938)	$(266,915)

The most significant individual equity method company, Breakaway Solutions, Inc., represented $59.4 million of the equity loss in 2001.

Corporate

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
General and administrative	$(16,443)	$(34,680)	$(51,964)
Impairment related and other	5,094	(1,499)	(32,862)
Interest expense, net	(14,615)	(18,847)	(23,791)

Total corporate operating expenses	$(25,964)	$(55,026)	$(108,617)

General and Administrative

Our general and administrative expenses decreased $18.2 million from 2002 to 2003 primarily due to reduction in stock based compensation from $15.3 million in 2002 to $2.3 million in 2003 as a result of more restricted stock vesting in 2002, as well as changes recorded relating to certain modifications of certain stockholder loans. The residual decrease is the result of our continued restructuring of our operations. (See “Restructuring” below)

Our general and administrative expenses decreased $17.3 million from 2001 to 2002 primarily due to the restructuring of our operations. (See “Restructuring” below) These reductions were partially offset by an increase in stock based compensation from $14.4 million in 2001 to $15.3 million in 2002 primarily as a result of the issuance of restricted stock in 2001.

Restructuring (Impairment Related and Other)

During 2003, 2002 and 2001, we restructured our operations to better align our general and administrative expenses with the reduction in the number of our partner companies. The restructuring resulted in a credit of $5.1 million, and charges of $1.5 million and $32.9 million for the years ended December 2003, 2002 and 2001, respectively. The credit in 2003 is primarily due to us settling a lease obligation for $7.1 million less than we had estimated.

Interest Income/Expense

The decrease in interest expense, net is primarily attributable to the reduction in convertible notes outstanding at December 31, 2003 versus 2002 versus 2001.

Other

	Year Ended December 31,
	2003	2002	2001
Impairments (Note 3)	$(5,813)	$(43,490)	$(1,275,941)
Other income (loss) (Note 19)	(56,792)	107,668	(44,873)
Taxes	—	(179)	12,584
Minority interest	2,326	15,438	108,223
Change in accounting principle	—	—	(7,886)

	$(60,279)	$79,437	$(1,207,893)

Impairment Charges

We continually evaluate the carrying values of our partner companies. Additionally, we operate in an industry that is rapidly evolving, extremely competitive and where many businesses have experienced difficulty in raising additional capital necessary to fund operating losses. In 1999 and 2000 the Company announced several significant acquisitions that were financed principally with shares of the Company’s stock and, based on the price of the Company’s stock at that time were valued in excess of $1.0 billion. Valuations of public companies operating in our industry declined significantly during 2001 and 2002. Based on our periodic review of our partner company carrying values, impairment charges of $5.8 million, $43.5 million and $1.3 billion were recorded in 2003, 2002 and 2001, respectively. (See Note 3 to our Consolidated Financial Statements).

Other Income (Loss), Net

Other income (loss), net was a loss of $56.8 million in 2003 versus income of $107.7 million in 2002. This decrease is primarily due to the 2003 loss of $59.3 million on our convertible debt for equity exchanges and other repurchases versus a gain in 2002 of $111.4 million on our cash debt repurchases.

Other income (loss), net was income in 2002 of $107.7 million versus a loss of $44.9 million in 2001. The increase is primarily due to the 2002 gain of $111.4 million on our cash debt repurchases versus losses in 2001 on sales of available for sale securities, partner company impairments and losses on partner company warrants partially offset by a gain of $81.0 million on our 2001 cash debt repurchases.

Additionally, through March 9, 2004, Other income (loss), net will include a loss of approximately $132.6 million due to convertible debt for equity exchanges.

Income Taxes

Our net deferred tax asset of $648.8 million at December 31, 2003 consists of deferred tax assets of $649.1 million, relating primarily to Partner Company basis differences, capital and net operating loss carry forwards, offset by deferred tax liabilities of $0.3 million primarily related to unrealized appreciation in available for sale securities. During 2001, we recorded a full valuation allowance against our net assets which was maintained during 2002 and 2003 (See Note 15 to our Consolidated Financial Statements).

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

Valuation of Goodwill, Intangible Assets and Ownership Interests in Partner Companies

We perform on-going business reviews and perform annual goodwill impairment tests in accordance with SFAS No. 142 and other impairments tests in accordance with Accounting Principles Board (“APB”) No. 18 “Equity Method Investments” and SFAS No. 144 and, based on quantitative and qualitative measures, assess the need to record impairment losses on goodwill, intangible assets and our ownership interests in our partner companies when impairment indicators are present. Where impairment indicators are present, we determine the amount of the impairment charge as the excess of the carrying value over the fair value. We determine fair value based on a combination of the discounted cash flow methodology, which is based upon converting expected future cash flows to present value, and the market approach, which includes analysis of market price multiples of companies engaged in lines of business similar to the company being evaluated. The market price multiples are selected and applied to the company based on relative performance, future prospects and risk profile of the company in comparison to the guideline companies. Significant assumptions relating to future operating results must be made when estimating the future cash flows associated with these companies. Significant assumptions relating to achievement of business plan objectives and milestones must be made when evaluating whether impairment indicators are present. Should unforeseen events occur or should operating trends change significantly, additional impairment losses could occur.

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

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“Interpretation No. 46”). Interpretation No. 46 addresses the consolidation by business enterprises of variable interest entities as defined in Interpretation No. 46. Interpretation No. 46 applies immediately to variable interests in variable interest entities created after January 31 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises with a variable interest in variable interest entity created before February 1, 2003, Interpretation No. 46 is applied to the enterprise no later than the beginning of the first interim or annual report period beginning after June 15, 2003. In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” (“Interpretation No.46–R”) to address certain Interpretation No. 46 implementation issues. The effective dates and impact of Interpretation No. 46 and Interpretation No. 46-R are as follows:

(i)	Special purpose entities created prior to February 1, 2003: We must apply either the provisions of Interpretation No. 46 or early adopt the provisions of Interpretation No. 46-R at the end of the first interim or annual reporting period ending after December 31, 2003.

(ii)	Non-special purpose entities created prior to February 1, 2003: We are required to adopt Interpretation No. 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.

(iii)	All entities, regardless of whether a special purpose entity, that were created subsequent to January 31, 2003: The provisions of Interpretation No. 46 were applicable for variable interests in entities obtained after January 31, 2003. We are required to adopt Interpretation No. 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.

We are evaluating the impact of applying FIN 46R to its unconsolidated partner companies. It is possible that under the consolidation provisions, we may be required to consolidate previously unconsolidated partner companies.

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, was issued in May 2003. SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 also includes required disclosures for financial instruments within its scope. For us, SFAS No. 150 was effective for instruments entered into or modified after May 31, 2003 and otherwise at July 1, 2003, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, SFAS No. 150 will be effective for us on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. We currently do not have any financial instruments that are within the scope of SFAS No. 150.

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

Factors that could cause our actual results, levels of activity, performance or achievements to differ materially from those anticipated in forward-looking statements include, but are not limited to, factors discussed elsewhere in this Report and include among other things:

•	development of the e-commerce and information technology markets;

•	capital spending by enterprises and customers;

•	our partner companies’ ability to compete successfully against competitors;

•	our ability to maximize value in connection with divestitures;

•	our ability to retain key personnel;

•	our ability to effectively manage existing capital resources;

•	our ability and our partner companies’ ability to access the capital markets; and

•	our outstanding indebtedness.

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue” or the negative of such terms or other similar expressions. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this Report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Report might not occur.

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

Risks Particular to Internet Capital Group

We are attempting to satisfy or refinance the remaining $39.1 million in convertible notes and this could result in substantial dilution of the interests of the holders of our common stock or a significant reduction in our financial resources.

From 2001 through March 9, 2004, we have repurchased and extinguished $527.2 million of the original $566.3 million face value of December 2004 convertible notes for $89.8 million in cash and 464.8 million shares of our common stock in a series of separate transactions. We intend to satisfy the remaining $39.1 million in convertible notes at or prior to maturity; however, we can provide no assurance that we will be successful in doing so. In connection with the satisfaction of the convertible notes, we may raise additional debt and/or equity financing, which may only be available on terms that result in significant dilution to our stockholders, that restrict the Company’s operations or that are otherwise unfavorable to us. We can provide no assurance that we will raise additional debt and/or equity financing or that we will monetize assets to satisfy our outstanding convertible debt. If we use our existing cash, cash equivalents and short-term investments to satisfy the convertible debt, our financial resources will be significantly reduced, which could have a material adverse effect on our business. If we satisfy the outstanding convertible debt through debt for equity exchanges, the interests of the holders of our common stock may be significantly diluted.

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

We appealed this determination and on October 10, 2003, we were granted an exception to the bid price requirement through December 1, 2003. On December 15, 2003 we were granted an exception to the bid price requirement through January 30, 2004 to allow for developments in the SEC rulemaking process with respect to a proposed rule that would afford SmallCap Market issuers additional grace periods to remedy a minimum bid price deficiency. Under the proposal, an issuer could receive up to a two-year grace period provided that it continued to meet certain listing requirements and provided that it committed to seek stockholder approval for a reverse stock split to address the bid price deficiency at or before a meeting scheduled to occur no later than two years from the original notification of bid price deficiency. ICG’s two-year deadline expires on April 24, 2004.

In December 2003, the SEC approved the proposed rule change regarding grace periods. Based on the SEC’s approval of this proposed rule change, Nasdaq notified the Company that in order to remain listed, it must commit to seeking stockholder approval for a reverse stock split sufficient to remedy its bid price deficiency prior to April 24, 2004. On January 9, 2004, the Company notified Nasdaq of its determination that, if its stock price does not regain compliance with the SmallCap Market’s minimum bid price requirement, it will seek to obtain stockholder approval by April 24, 2004 for a reverse stock split sufficient to support the Company’s compliance with the requirement. Based on this determination, Nasdaq granted ICG an exception to the bid price requirement through April 24, 2004. In order to meet the minimum bid price requirement, our common stock would need to trade at or above $1.00 per share for at least ten consecutive business days during the grace period. The Company intends to seek stockholder approval by April 24, 2004 to grant discretionary authority to our Board to effect a proposed reverse stock split. There can be no assurance that such approval will be obtained or that, if obtained, the Company will effect the proposed reverse stock split.

Our common stock may be delisted from the Nasdaq SmallCap Market even if the proposed reverse stock split is authorized and implemented.

There can be no assurance that after implementing the proposed reverse stock split that the Company would be able to achieve compliance with the Nasdaq SmallCap Market’s $1.00 per share minimum bid price requirement. If the Company fails to achieve compliance with such requirement subsequent to the proposed reverse stock split, our common stock may cease to be listed for trading on the Nasdaq SmallCap Market.

There can be no assurance that the total market capitalization of our common stock (the aggregate value of all our common stock at the then current market price) after the proposed reverse stock split will be equal to or greater than the total market capitalization before the proposed reverse stock split or that the per share market price of our common stock following the proposed reverse stock split will either equal or exceed the then current per share market price.

There can be no assurance that the market price per share of our common stock after the proposed reverse stock split will remain unchanged or increase in proportion to the reduction in the number of old shares of our common stock outstanding before the proposed reverse stock split. Accordingly, the total market capitalization of our common stock after the proposed reverse stock split may be lower than the total market capitalization before the proposed reverse stock split and, in the future, the market price of our common stock following the proposed reverse stock split may not exceed or remain higher than the market price prior to the proposed reverse stock split.

If the proposed reverse stock split is effected, the resulting per-share stock price may not attract institutional investors or investment funds and may not satisfy the investing guidelines of such investors.

While we believe that a higher stock price may help generate investor interest, there can be no assurance that the proposed reverse stock split will result in a per share price that will attract institutional investors or investment funds or that such share price will satisfy the investing guidelines of institutional investors or investment funds.

A decline in the market price of our common stock after the proposed reverse stock split may result in a greater percentage decline than would occur in the absence of the proposed reverse stock split, and the liquidity of our common stock could be adversely affected following the proposed reverse stock split.

If the proposed reverse stock split is effected and the market price of our common stock declines, the percentage decline may be greater than would occur in the absence of the proposed reverse stock split, and the liquidity of our common stock could be adversely affected.

Our outstanding indebtedness could negatively impact our future prospects.

As of March 9, 2004, we had $39.1 million in outstanding convertible subordinated notes and $7.0 million in other long-term debt (including the current portion thereof). This indebtedness may:

•	make it more difficult to obtain additional financing;

•	limit our ability to deploy existing capital resources; and

•	constrain our ability to react quickly in an unfavorable economic climate.

We have had a history of losses and expect continued losses in the foreseeable future.

We have had significant operating losses and, excluding the effect of any future non-operating gains, we expect to continue incurring operating losses in the future. As a result, we may not have sufficient resources to expand or maintain our operations in the future. We can give no assurances as to when or whether we will achieve profitability, and if we ever have profits, we may not be able to sustain them.

Our stock price has been volatile in the past and may continue to be volatile in the future.

Our stock price has historically been volatile. Stock prices of technology companies have generally been volatile as well. This volatility may continue in the future.

The following factors, among others, may add to our common stock price’s volatility:

•	the proposed reverse stock split;

•	our debt obligations;

•	actual or anticipated variations in our quarterly results and those of our partner companies;

•	changes in the market valuations of our partner companies and other technology and internet companies;

•	conditions or trends in the information technology and e-commerce industries;

•	negative public perception of the prospects of information technology companies;

•	changes in our financial estimates and those of our partner companies by securities analysts;

•	new products or services offered by us, our partner companies and their competitors;

•	announcements by our partner companies and their competitors of technological innovations;

•	announcements by us or our partner companies or our competitors of significant acquisitions, strategic partnerships or joint ventures;

•	our capital commitments;

•	additional sales of our securities;

•	additions to or departures of our key personnel or key personnel of our partner companies; and

•	general economic conditions, such as a recession or interest rate or currency rate fluctuations, and the reluctance of enterprises to increase spending on new technologies.

Many of these factors are beyond our control. These factors may decrease the market price of our common stock, regardless of our operating performance.

Our business depends upon the performance of our partner companies, which is uncertain.

If our partner companies do not succeed, the value of our assets and the price of our common stock may decline. Economic, governmental, industry and company factors outside our control affect each of our partner companies. The material risks relating to our partner companies include:

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

Of our $231.2 million in total assets as of December 31, 2003, $53.4 million, or 23.1%, consisted of ownership interests in our partner companies accounted for under the equity and cost methods of accounting. The carrying value of our partner company ownership interests includes our original acquisition cost, the effect of accounting for certain of our partner companies under the equity method of accounting, the effect of adjustments to our carrying value resulting from certain issuances of equity securities by our partner companies, and the effect of impairment charges recorded for the decrease in value of certain partner companies. The carrying value of our partner companies will be impaired and decrease if one or more of our partner companies do not succeed. The carrying value of our partner companies is not marked to market; therefore, a decline in the market value of one of our publicly-traded partner companies may impact our financial position by not more than the carrying value of the partner company. However, this decline would likely affect the price of our common stock. For example, our stakes in our publicly traded partner companies had a combined market value of $23.9 million in the aggregate as of December 31, 2003. A decline in the market value of our publicly traded partner companies will likely cause a decline in the price of our common stock.

Other material risks relating to our partner companies are more fully described below under “Risks Particular to Our Partner Companies.”

Because we have limited resources to dedicate to our partner companies, some of the partner companies may not be able to raise sufficient capital to sustain their operations.

If our partner companies are not able to raise capital from other outside sources, then they may need to cease operations. Our allocation of resources to our partner companies is mostly discretionary. Because our resources and our ability to raise capital are limited, we may not commit to provide our partner companies with sufficient capital resources to allow them to reach a cash flow positive position. We allocate our resources to focus on those partner companies that we believe present the greatest potential to increase stockholder value. We cannot ensure that the companies we identified in this process are those that actually have the greatest value proposition. As a result of our limited resources, we will not allocate capital to all of our existing partner companies. Our decision to not provide additional capital support to some of our partner companies could have a material adverse impact on the operations of such partner companies.

If public and private capital markets are not favorable for the information technology and e-commerce sectors, we may not be able to execute on our strategy.

Our success depends on the acceptance by the public and private capital markets of information technology and e-commerce companies in general, including initial public offerings of those companies. The information technology and e-commerce markets have experienced significant volatility recently and the market for initial public offerings of information technology and e-commerce companies has been generally weak since 2000. If these conditions continue, we may not be able to create stockholder value by taking our partner companies public. In addition, reduced market interest in our industry may reduce the market value of our publicly traded partner companies.

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

Our accounting estimates with respect to the useful life and ultimate recoverability of our carrying basis, including goodwill, in our partner companies could change in the near term and the effect of such changes on the financial statements could be significant. In the first quarter of 2000, we announced several significant acquisitions that were financed principally with shares of our stock and based on the price of our stock at that time, were valued in excess of $1.0 billion. Based on our periodic review of our partner company holdings, we have recorded cumulative impairment charges of $1.3 billion to write off certain partner company holdings. As of December 31, 2003, our recorded amount of carrying basis including goodwill was not impaired, although we cannot assure that our future results will confirm this assessment. We performed our annual impairment test during the fourth quarter of 2003. It is possible that a significant write-down or write-off of partner company carrying basis, including goodwill, may be required in the future, or that a significant loss will be recorded in the future upon the sale of a partner company. A write-down or write-off of this type could cause a decline in the price of our common stock.

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

Since we allocate our financial resources to certain partner companies, our ownership interests in other partner companies have been and are likely to continue to be diluted due to our decision not to participate in financings. This dilution could result in a reduction in the value of our stakes in such partner companies.

Our operations and growth could be impaired by limitations on our and our partner companies’ ability to raise money.

If the capital markets’ interest in our industry is depressed, our ability and the ability of our partner companies to grow and access the capital markets will be impaired. This may require us to take other actions, such as borrowing money on terms that may be unfavorable to us, or divesting of interests in our partner companies to raise capital. While we attempt to operate our business in such a manner so as to be independent from the capital markets, there is no assurance that we will be successful in doing so. Our partner companies are also dependent on the capital markets to raise capital for their own purposes.

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

When we divest all or part of an interest in a partner company, we may not receive maximum value for our position. We may divest our interests in partner companies to generate cash or for strategic reasons. For partner companies with publicly-traded stock, we may be unable to sell our interest at then-quoted market prices. Because we hold significant stakes of restricted securities in thinly-traded public companies, we may have difficulty selling our interest in such companies and, if we are able to sell our shares, such sales may be subject to volume limitations. Furthermore, for those partner companies that do not have publicly-traded stock, the realizable value of our interests may ultimately prove to be lower than the carrying value currently reflected in our consolidated financial statements. We continually evaluate the carrying value of our ownership interests in and advances to each of our partner companies for possible impairment based on achievement of business plan objectives and milestones, the value of each ownership interest in the partner company relative to carrying value, the financial condition and prospects of the partner company and other relevant factors. If we are unable to raise capital from other sources, we may be forced to sell our stakes in partner companies at unfavorable prices in order to sustain our operations. Additionally, we may be unable to find buyers for certain of our assets, which could adversely affect our business.

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

We may not be able to increase our ownership stakes in select partner companies.

One of our goals is to increase our ownership in a small group of companies that we believe have major growth opportunities. We may not be able to achieve this goal because of limited resources and/or the unwillingness of other stockholders of such companies to enter into a transaction that would result in an increase in our ownership stake.

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

Provisions of our certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. Our certificate of incorporation provides that our board of directors may issue preferred stock without stockholder approval and also provides for a staggered board of directors. We are subject to the provisions of Section 203 of the Delaware General Corporation Law, which restricts certain business combinations with interested stockholders. Additionally, we have a Rights Agreement which has the effect of discouraging any person or group from beneficially owning more that 15% of our outstanding common stock unless our board has amended the plan or redeemed the rights. The combination of these provisions may inhibit non-negotiated merger or other business combination.

Risks Particular to Our Partner Companies

Certain of our partner companies have a limited operating history and may never be profitable.

Certain of our partner companies are early-stage companies with limited operating histories, have significant historical losses and may never be profitable. Many of these companies have incurred substantial costs to develop and market their products and expand operations, have incurred net losses and cannot fund their cash needs from operations. Operating expenses of these companies could increase in the foreseeable future as they continue to develop products, increase sales and marketing efforts and expand operations.

Fluctuation in the price of the common stock of our publicly-traded partner companies may affect the price of our common stock.

Verticalnet, eMerge Interactive, Onvia.com and Universal Access are our publicly-traded partner companies. Fluctuations in the price of Verticalnet’s, eMerge Interactive’s, Onvia.com’s and Universal Access’ and other future publicly-traded partner companies’ common stock are likely to affect the price of our common stock. The price of our publicly-traded partner companies common stock has been highly volatile. As of December 31, 2003, the market value of the Company’s interest in publicly-traded partner companies was $23.9 million. Our assets as reflected in our balance December 31, 2003 sheet were $231.2 million, of which $7.1 million related to Verticalnet, eMerge Interactive, Onvia.com and Universal Access. However, we believe that comparison of the value of our holdings in partner companies to the value of our total assets is not meaningful because not all of our partner company ownership interests are marked to market in our balance sheet.

Verticalnet’s results of operations, and accordingly the price of its common stock, may be adversely affected by the risk factors disclosed in its SEC filings, including the following factors:

•	inability to retain key management and experienced software personnel;

•	inability to generate significant revenues from enterprise software licensing and professional services;

•	inability to generate an operating profit;

•	inability to establish brand awareness;

•	inability to acquire additional funding;

•	inability to compete in the market for the products and services it offers;

•	inability to protect intellectual property rights;

•	lengthy sales and implementation cycles for products;

•	dilution of existing shareholders; and

•	uncertainty regarding pending litigation.

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

Onvia.com’s results of operations, and accordingly the price of its common stock, may be adversely affected by the risk factors disclosed in its SEC filings, including the following factors:

•	inability to meet projected subscriber renewal rates;

•	potential loss of rights to distribute governmental content;

•	potential reduction in governmental spending resulting in a reduction of Onvia.com’s bid flow;

•	inability to eliminate monthly lease payments on idle office space;

•	inability to increase subscribership to its premium, higher priced services;

•	inability to combat use of bid flow information;

•	many competitors of Onvia.com have larger customer bases and greater brand recognition;

•	government agencies’ and small business’ unwillingness to purchase and sell business services and products online;

•	inability to enhance the features and services of its exchange to achieve acceptance and scalability;

•	inability to retain executive officers, directors and key employees;

•	regulation and legal restrictions on proprietary bid aggregation technology;

•	inability to successfully integrate any future acquisition;

•	failure to expand current technology infrastructure and network software system;

•	dependence on licensed technology from third parties;and

•	inability to acquire additional capital.

Universal Access’ results of operations, and accordingly the price of its common stock, may be adversely affected by the risk factors disclosed in its SEC filings, including the following factors:

•	restrictions on future operating activities and ability to pursue business opportunities in connection with the incurrence of indebtedness;

•	failure of its services to be sufficiently rapid, reliable and cost-effective;

•	unwillingness of clients to outsource the obtaining of circuits;

•	failure to successfully operate a network operations center;

•	inability to implement and maintain its Universal Information Exchange (“UIX”) databases;

•	failure of the market for UTX services to grow;

•	inability of clients’ to pay their obligations;

•	inability to obtain additional financing;

•	inability to reduce costs and manage future expansion effectively;

•	inability to retain key personnel and hire additional personnel;

•	dependence on several large clients;

•	inability to develop new service offerings and expand marketing channels;

•	control by a significant stockholder may discourage third party offers to acquire the company;

•	recent reverse stock split may cause a decline in stock price and total market capitalization;

•	inability to provide uninterrupted circuit access;

•	difficult industry conditions;

•	inability to compete due to price compression;

•	compliance with regulatory requirements; and

•	lack of patented technology.

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

During 2003, a partner company’s customer notified such partner company that it was exercising its right to terminate its arrangement to purchase services from such partner company effective January 1, 2004. This customer may compete with this partner company in the future. Approximately 17% of our consolidated company revenue for the year ended December 31, 2003, relates to such customer. If our partner companies are not able to retain significant customers, such partner companies’ and our results of operations and financial position could be adversely effected.

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

We are exposed to equity price risks on the marketable portion of our equity securities. Our public holdings at December 31, 2003 include equity positions in companies in the technology industry sector, including: eMerge Interactive; Universal Access; Onvia.com; and Verticalnet, many of which have experienced significant historical volatility in their stock prices. A 20% adverse change in equity prices, based on a sensitivity analysis of our public holdings as of December 31, 2003, would result in an approximate $4.8 million decrease in the fair value of our public holdings.

Although we typically do not attempt to reduce or eliminate our market exposure on these securities, particularly with respect to securities of our partner companies, we did enter into a forward contract on 1.8 million shares of our holdings in i2 Technologies, Inc. (“i2 Technologies”). The forward contract limited our exposure to and benefits from price fluctuations in the underlying equity securities. As of December 31, 2002, 1.8 million shares of i2 Technologies remained under this arrangement. In addition, 0.5 million shares of i2 Technologies were held in escrow, which were released to us in 2002, and were not hedged that had a market value of $0.5 million at December 31, 2002. The combined value of the forward contract, the underlying hedged securities and the unhedged securities at December 31, 2002 was $10.1 million. The forward contract maturity was September 2003; however, on April 1, 2003, the forward contract was terminated and the Company received $9.6 million in cash. In 2003, the Company also sold the 0.5 million shares released from escrow in 2002 for $0.4 million. We may enter into similar collar arrangements in the future, particularly with respect to available-for-sale securities, which do not constitute ownership interests in our partner companies.

The carrying values of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and notes payable, approximate fair value because of the short maturity of these instruments. At December 31, 2003, the remaining principal balance of the convertible subordinated notes was $173.9 million and the fair value was approximately $133.0 million. Fair value of the Company’s convertible subordinated notes is determined by obtaining thinly traded market quotes from public sources. The carrying value of other long-term debt approximates its fair value, as estimated by using discounted future cash flows based on our current incremental borrowing rates for similar types of borrowing arrangements.

We have historically had very low exposure to changes in foreign currency exchange rates, and as such, have not used derivative financial instruments to manage foreign currency fluctuation risk.

ITEM 8. Financial Statements and Supplementary Data

The following Consolidated Financial Statements, and the related Notes thereto, of Internet Capital Group, Inc. and the Independent Auditors’ Report are filed as a part of this Report on Form 10-K.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

Internet Capital Group, Inc.:

We have audited the accompanying consolidated balance sheets of Internet Capital Group, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity (deficit), comprehensive loss and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Internet Capital Group, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the Consolidated Financial Statements, the Company changed its method of accounting for goodwill and accounting for notes receivable from stockholders in 2002 and derivatives in 2001.

/s/ KPMG LLP

Philadelphia, Pennsylvania March 9, 2004

INTERNET CAPITAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
	(in thousands, except per share data)
Assets
Current Assets
Cash and cash equivalents	$77,581	$117,783
Restricted cash	1,819	10,600
Short term investments	9	7,311
Accounts receivable, net of allowance ($2,620-2003; $2,955-2002)	25,715	30,943
Prepaid expenses and other current assets	6,122	6,306

Total current assets	111,246	172,943
Assets of discontinued operations	278	27,118
Fixed assets, net	2,368	8,962
Ownership interests in Partner Companies	53,415	71,732
Available for sale securities	6,714	10,228
Goodwill	45,196	49,487
Intangibles, net	7,371	14,752
Other	4,575	11,024

Total Assets	$231,163	$366,246

Liabilities and Stockholders’ Deficit
Current Liabilities
Current maturities of convertible subordinated notes (Notes 1 and 7)	$173,919	$—
Current maturities of other long-term debt	6,930	6,333
Accounts payable	19,263	12,321
Accrued expenses	16,015	30,116
Accrued compensation and benefits	7,907	11,554
Accrued restructuring	3,079	12,113
Deferred revenue	10,006	19,063

Total current liabilities	237,119	91,500
Liabilities of discontinued operations	278	17,698
Other long—term debt	30	7,290
Other liabilities	9,342	11,184
Minority interest	3,688	7,106
Convertible subordinated notes	—	283,114

	250,457	417,892

Commitments and contingencies (Note 20)
Stockholders’ Deficit
Preferred stock $0.01 par value; 10,000 shares authorized, none issued or outstanding (Note 13)	—	—
Common stock, $0.001 par value; 2,000,000 shares authorized, 436,776 (2003) and 286,720 (2002) issued and outstanding	437	287
Additional paid in capital	3,250,653	3,085,232
Accumulated deficit	(3,269,920)	(3,134,036)
Unamortized deferred compensation	(712)	(2,968)
Notes receivable-stockholders	(460)	(460)
Accumulated other comprehensive income	708	299

Total stockholders’ deficit	(19,294)	(51,646)

Total Liabilities and Stockholders’ Deficit	$231,163	$366,246

See notes to Consolidated Financial Statements

INTERNET CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2003	2002	2001
	(in thousands, except per share data)
Revenue	$70,020	$79,490	$101,060
Operating expenses
Cost of revenue	40,936	51,977	79,327
Selling, general and administrative	46,626	76,372	234,758
Research and development	14,840	24,100	43,788
Amortization of goodwill and other intangibles	7,955	10,115	123,564
Impairment related and other	(1,736)	11,276	851,257

Total operating expenses	108,621	173,840	1,332,694

	(38,601)	(94,350)	(1,231,634)
Other income (loss), net	(58,659)	92,632	(109,768)
Interest income	1,332	4,098	17,223
Interest expense	(16,564)	(23,398)	(42,670)

Loss before income taxes, minority interest and equity loss	(112,492)	(21,018)	(1,366,849)
Income tax (expense) benefit	—	(179)	12,584
Minority interest	2,326	15,438	108,223
Equity loss	(14,490)	(81,114)	(1,048,860)

Loss from continuing operations	(124,656)	(86,873)	(2,294,902)
Loss on discontinued operations, net of gain of $1,675 (2003) and $10,317 (2002) (Note 10) and tax benefit of $2,917 (2001) (Note 15)	(11,228)	(15,346)	(35,942)
Cumulative effect of change in accounting principle (Note 5)	—	—	(7,886)

Net loss	$(135,884)	$(102,219)	$(2,338,730)

Basic and diluted loss per share:
Loss from continuing operations	$(0.41)	$(0.32)	$(8.24)
Loss on discontinued operations	(0.04)	(0.06)	(0.13)
Cumulative effect of change in accounting principle	—	—	(0.03)

	$(0.45)	$(0.38)	$(8.40)

Shares used in computation of basic and diluted loss per share	302,852	267,998	278,353

See notes to Consolidated Financial Statements.

INTERNET CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Unamortized Deferred Compensation	Notes Receivable- Stockholders	Accumulated Other Comprehensive Income (loss)	Total
	Shares	Amount
	(in thousands)
Balance as of December 31, 2000	281,594	$282	$3,088,788	$(693,087)	$(10,707)	$(52,053)	$(67,056)	$2,266,167
Issuance of common stock upon exercise of options	313	—	846	—	—	—	—	846
Stockholder loans principal payments	—	—	—	—	—	3,342	—	3,342
Issuance of common stock for acquisitions	2,665	3	2,121	—	—	—	—	2,124
Issuance of common stock upon exercise of warrants	1	—	5	—	—	—	—	5
Amortization of deferred compensation	—	—	—	—	13,917	—	—	13,917
Issuance of restricted stock to employees	9,135	9	16,053	—	(16,062)	—	—	—
Repurchase of common stock from employees	(6,019)	(6)	(19,918)	—	3,242	16,682	—	—
Impact of subsidiary equity transactions	—	—	19,706	—	—	—	—	19,706
Forgiveness of stockholder loans	—	—	—	—	—	795	—	795
Foreign currency adjustment	—	—	—	—	—	—	(292)	(292)
Net unrealized appreciation in available-for-sale securities and reclassification adjustments	—	—	—	—	—	—	66,857	66,857
Modifications to stockholder loans	—	—	(26,513)	—	—	26,513	—	—
Net loss	—	—	—	(2,338,730)	—	—	—	(2,338,730)

Balance as of December 31, 2001	287,689	288	3,081,088	(3,031,817)	(9,610)	(4,721)	(491)	34,737
Amortization of deferred compensation	—	—	—	—	6,393	—	—	6,393
Forfeitures of restricted stock, net	(969)	(1)	(248)	—	249	—	—	—
Impact of subsidiary equity transactions	—	—	4,950	—	—	—	—	4,950
Net unrealized appreciation in available-for-sale securities and reclassification adjustments	—	—	—	—	—	—	790	790
Modifications to stockholder loans	—	—	(558)	—	—	4,261	—	3,703
Net loss	—	—	—	(102,219)	—	—	—	(102,219)

Balance as of December 31, 2002	286,720	287	3,085,232	(3,134,036)	(2,968)	(460)	299	(51,646)
Amortization of deferred compensation	—	—	—	—	2,328	—	—	2,328
Compensation charge in connection with the acceleration of vesting	—	—	368	—	—	—	—	368
Issuance of common stock to Board of Directors	200	—	72	—	(72)	—	—	—
Stockholder loans principal payments	—	—	476	—	—	—	—	476
Issuance of common stock upon exercise of options	1,176	1	319	—	—	—	—	320
Issuance of common stock in exchange for convertible debt	147,060	147	163,451	—	—	—	—	163,598
Issuance of common stock to third parties	1,620	2	735	—	—	—	—	737
Net unrealized appreciation in available-for-sale securities and reclassification adjustments	—	—	—	—	—	—	409	409
Net loss	—	—	—	(135,884)	—	—	—	(135,884)

Balance as of December 31, 2003	436,776	$437	$3,250,653	$(3,269,920)	$(712)	$(460)	$708	$(19,294)

See notes to Consolidated Financial Statements.

INTERNET CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Net Loss	$(135,884)	$(102,219)	$(2,338,730)

Other comprehensive (loss) income before tax
Unrealized holding gains (losses) in available-for-sale securities	77	(6,875)	(3,203)
Foreign currency translation adjustment	—	—	(292)
Reclassification adjustments/realized net gains on available-for-sale securities	332	7,665	109,613
Taxes related to comprehensive income
Reclassification adjustments/realized net gains on available-for-sale securities	—	—	(39,553)

Sub-total	409	790	66,565

Comprehensive loss	$(135,475)	$(101,429)	$(2,272,165)

See notes to Consolidated Financial Statements.

INTERNET CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Operating Activities
Net loss	$(135,884)	$(102,219)	$(2,338,730)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	13,245	19,120	141,293
Impairment related and other	(1,736)	11,276	821,068
Stock-based compensation	2,725	13,128	29,103
Deferred tax expense (benefit)	—	179	(12,584)
Equity loss	14,490	81,114	1,048,860
Other (income) loss	58,659	(92,632)	109,768
Minority interest	(2,326)	(15,438)	(108,223)
Loss on discontinued operations	11,228	15,346	35,942
Cumulative effect of change in accounting principle	—	—	7,886
Changes in assets and liabilities, net of effect of acquisitions:
Restricted cash	8,802	549	(10,457)
Accounts receivable, net	3,300	(426)	10,999
Prepaid expenses and other assets	1,607	13,591	76
Accounts payable	(499)	(3,798)	(11,892)
Accrued expenses	(10,425)	(12,389)	(8,662)
Deferred revenue	(6,738)	(2,073)	12,747
Other liabilities	4,921	(6,053)	7,929

Cash used in operating activities	(38,631)	(80,725)	(264,877)

Investing Activities
Capital expenditures	(645)	(750)	(5,700)
Proceeds from sales of available for sale securities	9,935	287	182,500
Proceeds from sales of Partner Company ownership interests	7,019	42,219	168,270
Acquisitions of ownership interests in Partner Companies, net	(13,342)	(26,402)	(131,718)
Proceeds of short-term investments, net	6,986	2,952	1,075
Other acquisitions, net	(1,595)	—	10,529
Reduction in cash due to deconsolidation of Partner Companies	(1,759)	(5,876)	(135,353)

Cash provided by investing activities	6,599	12,430	89,603

Financing Activities
Repurchase of convertible notes	(5,529)	(48,752)	(35,456)
Issuance of common stock, net	—	—	851
Long term debt and capital lease obligations, net	(2,658)	(9,511)	26,065
Line of credit borrowings	642	—	6,511
Line of credit repayments	(89)	(805)	(2,880)
Repayment of advances and loans to employees	476	—	3,437
Exercises of stock options	320	—	—
Advances and loans to employees	—	—	(1,500)
Issuance of stock by subsidiary	—	9,882	5,491
Other	36	38	35

Cash provided by (used in) financing activities	(6,802)	(49,148)	2,554
Net decrease in Cash and Cash Equivalents	(38,834)	(117,443)	(172,720)
Effect of exchange rates on cash	(1,368)	(1,847)	(280)
Cash and Cash Equivalents at the beginning of year	117,783	237,073	410,073

Cash and Cash Equivalents at the end of year	$77,581	$117,783	$237,073

See notes to Consolidated Financial Statements.

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Liquidity

Description of the Company

Internet Capital Group, Inc. (the “Company”) is an information technology company actively engaged in delivering software solutions and services that are designed to enhance business operations by increasing efficiency, reducing costs and improving sales results. The Company operates through a network of partner companies that deliver those solutions to customers. To help drive partner company progress, the Company provides operational assistance, capital support, industry expertise, access to operational best practices, and a strategic network of business relationships. The Company was formed in March 1996 and is headquartered in Wayne, Pennsylvania.

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

Liquidity

The following table summarizes certain balance sheet information for corporate (See Note 12):

	March 9, 2004	December 31, 2003

	(in thousands)
Cash and cash equivalents	$57,550	$49,771
Available for sale securities	$13,984	$6,714
Convertible subordinated notes due December 2004	$(39,111)	$(173,919)

Shares of common stock outstanding	761,132	436,776

As a result of the convertible debt for equity exchanges completed from January 1, 2004 through March 9, 2004, our stockholders’ equity has increased $134.8 million.

The Company believes existing cash, cash equivalents and short-term investments and proceeds from the potential sales of all or a portion of the Company’s interests in certain partner companies are expected to be sufficient to fund the Company’s cash requirements through at least the first quarter of 2005, including commitments to existing partner companies, debt obligations and general operations requirements.

In February 2004, the Company sold 4,944,445 shares of eMerge Interactive for $10.4 million in cash and reclassified its residual interests to available-for-sale securities.

As of March 9, 2004, the Company’s available-for-sale securities consist of: 2,000,000 shares of eMerge Interactive common stock, 2,917,794 shares of Verticalnet common stock and 1,083,206 shares of Universal Access common stock. As of March 9, 2004, the Company also holds 1,559,481 shares of Onvia.com common stock valued at $6.5 million which is not classified as an available-for-sale security, as the Company’s ownership interest is accounted for under the equity method of accounting.

From 2001 through March 9, 2004, the Company has repurchased and extinguished $527.2 million of the original $566.3 million face value of the Company’s convertible notes due December 2004 for $89.8 million in cash and 464.8 million shares of the Company’s common stock in a series of separate transactions. The Company intends to satisfy the remaining $39.1 million in convertible notes at or prior to maturity. In connection with the satisfaction of the convertible notes, the Company may raise additional debt and/or equity financing, which may only be available on terms that result in significant dilution to the Company’s stockholders, that restrict the Company’s operations or that are otherwise unfavorable to the Company. The Company can provide no assurance that the Company will raise additional debt and/or equity financing or that the Company will monetize assets to satisfy the Company’s outstanding convertible debt. If the Company used existing cash, cash equivalents and short-term investments to satisfy the convertible debt, the Company’s financial resources will be significantly reduced which could have a material adverse effect on the Company’s business. If the Company satisfies the outstanding convertible debt through convertible debt for equity exchanges, the interests of the holders of the Company’s common stock may be significantly diluted.

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Consolidated Statements of Operations and Cash Flows also include the following majority owned subsidiaries for all or a portion of the periods indicated, each of which was consolidated since the date the Company acquired majority control (collectively, the “Consolidated Subsidiaries”):

Year Ended December 31,
2003	2002	2001
Captive Capital	Captive Capital	AssetTrade
CommerceQuest	CommerceQuest	Captive Capital
eCredit	eCredit	CommerceQuest
Freeborders	Freeborders	CyberCrop.com, Incorporated
ICG Commerce	ICG Commerce	eCredit
Emptoris
eu-Supply.com Svenska AB
ICG Asia Ltd. (“ICG Asia”)
ICG Commerce
iVOWS Interactive Limited (d/b/a Mesania.com)
MROLink Corporation
OnMedica Group PLC
PaperExchange.com
RightWorks

During 2003, 2002 and 2001, certain Partner Companies, which had been accounted for as consolidated companies during the year were disposed of, ceased operations or the Company’s ownership decreased to a level that resulted in deconsolidation during the year.

The Consolidated Balance Sheets include the following majority owned subsidiaries:

December 31,
2003	2002
CommerceQuest	Captive Capital
ICG Commerce	CommerceQuest
eCredit
Freeborders
ICG Commerce

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

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Significant Accounting Policies—(Continued)

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

Cost Method. Partner Companies not accounted for under the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, the Company’s share of the earnings or losses of such companies is not included in the Balance Sheet or Consolidated Statements of Operations. However, cost method Partner Company impairment charges are recognized in the Consolidated Statements of Operations. If circumstances suggest that the value of the Partner Company has subsequently recovered, such recovery is not recorded.

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

Impairment Charges

The Company continually evaluates the carrying value of its ownership interests in each of its Partner Companies for possible impairment based on achievement of business plan objectives and milestones, the value of each ownership interest in the Partner Company relative to carrying value, the financial condition and prospects of the Partner Company, and other relevant factors. The business plan objectives and milestones the Company considers include, among others, those related to financial performance such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature, such as obtaining key business partnerships or the hiring of key employees.

Impairment Charges are determined by comparing the estimated fair value of a Partner Company with its carrying value. Fair value is determined by estimating the cash flows related to the asset, including estimated proceeds on disposition. Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142 “Goodwill and other Intangible Assets”. Upon adoption of SFAS

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Significant Accounting Policies—(Continued)

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

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets, and requires that long-lived assets to be disposed of by sale be measured at the lower of the carrying amount or fair value less cost to sell, and reported separately in the assets and liabilities section of the balance sheet. See Note 10 for discontinued operations.

The Company operates in an industry that is rapidly evolving and extremely competitive. Many internet-based businesses, including some with business models similar to the Company’s Partner Companies, have experienced difficulty in raising additional capital necessary to fund operating losses and continued investments that their management teams believe are necessary to sustain operations. Valuations of public companies operating in the internet e-commerce sector declined significantly during 2001 and 2002. In 2001, 2000 and 1999, the Company announced several significant acquisitions that were financed principally with shares of the Company’s stock and, based on the price of the Company’s stock at that time, were valued in excess of $1 billion. Based on the Company’s periodic review of its Partner Company holdings, impairment charges of $5.8 million, $43.5 million and $1.3 billion were recorded in the years ended December 31, 2003, 2002 and 2001, respectively. See Note 3.

Revenue Recognition

During 2003 and 2002, the Company’s revenues were primarily attributable to ICG Commerce, CommerceQuest and eCredit. During 2001, the Company’s revenues were primarily attributable to PaperExchange.com and RightWorks.

ICG Commerce generates revenue from enabled sourcing, full service arrangements and managed eProcurement services. Enabled sourcing revenue includes revenue from procurement consulting services, auction services and sourcing programs and is generally recognized as the services are rendered. In full service arrangements, ICG Commerce assumes all or a part of the procurement function for a customer. Typically in these engagements, ICG Commerce is paid a fee based on a percentage of the amount spent by our customer’s purchasing department in the specified areas. Managed eProcurement revenue includes transaction fees, which are typically based on a percentage of the cost of the items purchased through the exchange. Because ICG Commerce does not carry inventory risk, transaction revenue is recorded under the net method. Under this method, the net transaction fees rather than the gross amounts charged to customers are recorded as revenues.

CommerceQuest and eCredit derive revenue from software license fees and services. Fees from licenses are recognized as revenue upon contract execution, provided all delivery obligations have been met, fees are fixed or determinable, collection is probable, and vendor-specific objective evidence exists for the undelivered elements of the arrangement. Maintenance revenue is recognized ratably over the term of the maintenance contract. Consulting and training revenue is recognized when the services are performed. Implementation fees, which do not relate to software license fees including start-up fees, are deferred and generally recognized as revenue over the term of the arrangement.

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

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Significant Accounting Policies—(Continued)

RightWorks derived revenue from software license fees and services. Fees from licenses were recognized as revenue upon contract execution, provided all delivery obligations had been met, fees were fixed or determinable, collection was probable, and vendor-specific objective evidence existed to allocate the total fee among all elements of the arrangement. Maintenance revenue was recognized ratably over the term of the maintenance contract. Consulting and training revenue was recognized when the services were performed.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

These estimates include evaluation of the Company’s investments in its Partner Companies, investments in marketable securities, asset impairment, revenue recognition, income taxes and commitments and contingencies. Certain amounts recorded to reflect the Company’s share of losses of Partner Companies accounted for under the equity method are based on unaudited results of operations of those Partner Companies and may require adjustments in the future when audits of these entities are made final. It is reasonably possible that the Company’s accounting estimates with respect to the useful life of intangible assets and the ultimate recoverability of our carrying basis including goodwill in Partner Companies could change in the near term and that the effect of such changes on the financial statements could be material. At year end, the Company believes the recorded amount of carrying basis including goodwill is not impaired, although there can be no assurance that the Company’s future results will confirm this assessment, that a significant write-down or write-off of Partner Company carrying basis including goodwill will not be required in the future, or that a significant loss will not be recorded in the future upon the sale of a Partner Company.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Cash and cash equivalents at December 31, 2003 and 2002 are invested principally in money market accounts, certificates of deposit and commercial paper.

Restricted Cash

The Company considers cash legally restricted and held as a compensating balance for letter of credit arrangements as restricted cash. At December 31, 2003 and 2002, restricted cash was held in money market accounts.

Available-for-Sale Securities

Available-for-sale securities are reported at fair value, based on quoted market prices, with the net unrealized gain or loss reported as a component of “Accumulated other comprehensive income (loss)” in stockholders’ equity (deficit).

Short-term Investments

Short-term investments are debt securities maturing in less than one year and are carried at amortized cost, which approximates fair value.

Financial Instruments

Cash and cash equivalents, accounts receivable and accounts payable are carried at cost which approximates fair value due to the short-term maturity of these instruments. The Company’s interests in public Partner Companies accounted for under the equity method of accounting had a fair value of $17.3 million and $12.6 million as of December 31, 2003 and December 31, 2002, respectively, compared to a carrying value of $0.4 million and $11.2 million,

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Significant Accounting Policies—(Continued)

respectively. Available-for-sale securities are carried at fair value. Long-term debt is carried at cost, which approximates current market rates. The Company’s convertible subordinated notes had a fair value of $133.0 million and $116.1 million as of December 31, 2003 and 2002, respectively, versus a carrying value of $173.9 million and $283.1 million, respectively. Fair value of the Company’s convertible subordinated notes is determined by obtaining thinly traded market quotes from public sources.

Derivative Financial Instruments

The Company selectively uses derivative financial instruments, including cashless collar agreements and forward contracts to manage its exposure to fluctuations in certain of its investments in publicly held equity securities. The Company has recorded these investments at their estimated fair market value, with unrealized gains and losses resulting from changes in fair value recorded as a component of “Accumulated other comprehensive income (loss)” in stockholders’ equity.

Unrealized gains and losses as a result of these instruments are recognized in the Consolidated Statements of Operations when the underlying hedged item is extinguished or otherwise terminated. The Company does not hold or issue any derivative financial instruments for trading purposes and is not a party to leveraged instruments.

The credit risks associated with the Company’s derivative financial instruments are controlled through the evaluation and monitoring of the creditworthiness of the counter parties. Although the Company may be exposed to losses in the event of nonperformance by the counter parties, the Company does not expect such losses, if any, to be significant. As of December 31, 2003, the Company does not have any derivative financial instruments.

Goodwill and Other Intangibles

Goodwill and other intangibles, net relate to the Company’s acquisitions of its consolidated subsidiaries. During the year ended 2001, goodwill was amortized over a period of three years and assessed for impairment in accordance with SFAS No. 121. Effective January 1, 2002, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets,” and, as a result, the Company no longer amortizes goodwill and assesses the impairment of goodwill in accordance with the provisions of SFAS No. 142. Goodwill associated with the Company’s equity method investments is no longer amortized and continues to be assessed for impairment under the provisions of APB No. 18.

Effective January 1, 2002, amortizable intangibles continue to be amortized over their remaining useful life. Amortization of intangibles not meeting the criteria in SFAS No. 142 for amortizable intangibles ceased as of January 1, 2002 and the non-amortizable intangibles are tested for impairment under the provisions of SFAS No. 142.

The Company adopted SFAS No. 144, as of January 1, 2002, to account for its long-lived assets, including other amortizable intangibles that are not accounted for in accordance with SFAS No. 142.

Deferred Revenue

Deferred revenue consists primarily of payments received in advance of revenue being earned under procurement sourcing arrangements, software licensing, software installation, maintenance agreements and various start up fees.

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

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Significant Accounting Policies—(Continued)

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

As the Company has incurred losses for the years ended December 31, 2003, 2002 and 2001, the effect of dilutive securities are not included as they would be anti-dilutive.

Issuances of Stock By Partner Companies

At the time a Partner Company accounted for under the consolidation or equity method of accounting issues its common stock at a price different from the Partner Company’s book value per share, the Company’s share of the Partner Company’s net equity changes and the Company adjusts the basis in the Partner Company accordingly. If at that time, the Partner Company is not a newly-formed, non-operating entity, nor a research and development, start-up or development stage company, nor is there question as to the Company’s ability to continue in existence, the Company records the change in its share of the Partner Company’s net equity as a gain or loss in our Consolidated Statements of Operations. See Note 19.

Foreign Currency Translation

The functional currency for the Company’s foreign subsidiaries is the local currency of the country in which it operates. Assets and liabilities are translated using the exchange rate at the balance sheet date. Revenue, expenses, gains and losses are translated at the average exchange rate in the month those elements are recognized. Translation adjustments, which have not been material to date, are included in accumulated other comprehensive income.

Concentration of Customer Base and Credit Risk

Approximately 17%, 13% and 11% of the Company’s revenue for the years ended December 31, 2003, 2002 and 2001, respectively, relates to one customer of one of the Company’s consolidated Partner Companies. Accounts receivable from this customer as of December 31, 2003 and 2002 were not significant. During 2003, this customer notified such consolidated Partner Company of the exercise of its right to terminate its arrangement to purchase services from such consolidated Partner Company effective January 1, 2004.

Accounts Receivable

The Company provides services in which the Company manages the transaction between its customer and a third party supplier. In these transactions, the Company is responsible for paying the supplier for the full cost of the goods or services and the customer is responsible for paying the Company an amount, which is generally the Company’s cost plus a transaction fee, for the goods or services. The Company is typically responsible for paying the supplier independent of when and if the Company receives payment from its customer. The Company receives payment directly from its customer. The Company records the gross amount of the associated receivables and payables on the accompanying consolidated balance sheets. However, the Company records the net amount of the transaction fee as revenue on the accompanying statements of operations. As of December 31, 2003 and 2002, accounts receivable included approximately $17.3 million and $18.3 million, respectively, related to such transactions.

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Significant Accounting Policies—(Continued)

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123,” which provides optional transition guidance for those companies electing to voluntarily adopt the accounting provisions of SFAS No. 123. In addition, the statement mandates certain disclosures that are incremental to those required by SFAS No. 123. The Company has continued to account for stock-based compensation in accordance with APB No. 25. The Company has adopted the disclosure-only provisions of SFAS No. 148.

The following table illustrates the effect on the Company’s net loss and net loss per share as if the fair value based method had been applied to all outstanding and unvested awards:

	Year Ended December 31,
	2003	2002	2001
	(in thousands, except per share data)
Net loss, as reported	$(135,884)	$(102,219)	$(2,338,730)
Add stock-based employee compensation expense included in reported net loss	2,725	18,947	29,103
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards	(18,292)	(51,372)	(92,003)

Pro forma net loss	$(151,451)	$(134,644)	$(2,401,630)

Net loss per share, as reported	$(0.45)	$(0.38)	$(8.40)
Pro forma net loss per share	$(0.50)	$(0.50)	$(8.63)

The per share weighted-average fair value of options issued by the Company during 2003, 2002 and 2001 was $0.42, $0.41 and $1.20, respectively.

The following assumptions were used to determine the fair value of stock options granted to employees by the Company for the three years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
Volatility	134.69-138.38%	135.68-140.93%	60.21-77.17%
Average expected option life	3 years	3 years	5 years
Risk-free interest rate	1.99-2.26%	2.30-4.10%	5.93-6.68%
Dividend yield	0.0%	0.0%	0.0%

The Company also includes its share of its Partner Companies’ SFAS No. 123 pro forma expense in the Company’s SFAS No. 123 pro forma expense. The methods used by the Partner Companies included the minimum value method for private Partner Companies and the Black-Scholes method for public Partner Companies.

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Significant Accounting Policies—(Continued)

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The impact of these changes is not material and did not affect net income (loss).

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“Interpretation No. 46”). Interpretation No. 46 addresses the consolidation by business enterprises of variable interest entities as defined in Interpretation No. 46. Interpretation No. 46 applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises with a variable interest in a variable interest entity created before February 1, 2003, Interpretation No. 46 is applied to the enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” (“Interpretation No. 46-R”) to address certain Interpretation No. 46 implementation issues. The effective dates and impact of Interpretation No. 46 and Interpretation No. 46-R are as follows:

(i)	Special purpose entities created prior to February 1, 2003: The Company must apply either the provisions of Interpretation No. 46 or early adopt the provisions of Interpretation No. 46-R at the end of the first interim or annual reporting period ending after December 31, 2003.

(ii)	Non-special purpose entities created prior to February 1, 2003: The Company is required to adopt Interpretation No. 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.

(iii)	All entities, regardless of whether a special purpose entity, that were created subsequent to January 31, 2003: The provisions of Interpretation No. 46 were applicable for variable interests in entities obtained after January 31, 2003. The Company is required to adopt Interpretation No. 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.

The Company is evaluating the impact of applying FIN 46R to its unconsolidated partner companies. It is possible that under the consolidation provisions, the Company may be required to consolidate previously unconsolidated partner companies.

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, was issued in May 2003. SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 also includes required disclosures for financial instruments within its scope. For the Company, SFAS No. 150 was effective for instruments entered into or modified after May 31, 2003 and otherwise at July 1, 2003, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, SFAS No. 150 will be effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The Company currently does not have any financial instruments that are within the scope of SFAS No. 150.

Accounting Changes

The Company changed its method of accounting for goodwill and accounting for notes receivable from stockholders in 2002 and derivatives in 2001.

Effective January 1, 2002, the Company adopted SFAS No. 142 and, as a result, the Company no longer amortizes goodwill.

In March 2002, the Emerging Issues Task Force (“EITF”) reached consensus on Issue 50, “Accounting for the conversion of a recourse note to a nonrecourse note” of EITF No. 00-23, “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44.” This consensus establishes that the conversion of a substantive recourse note to a nonrecourse note should be accounted for as the repurchase of the shares previously exercised where the repurchase amount is equal to the sum of (a) the then-current principal balance of the recourse note, (b) accrued interest, if any and (c) the intrinsic value of the new option. In most instances, compensation expense is recorded where the fair market value of the repurchased shares is less than the repurchase amount at the date of conversion. This consensus was applied prospectively to conversions of recourse notes to nonrecourse notes occurring after March 21, 2002 and resulted in compensation expense of approximately $3.7 million for 2002.

In 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” See Note 5.

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Acquisitions and impairments/dispositions of ownership interests in Partner Companies

The following table summarizes the Company’s goodwill and other intangibles, ownership interests in Partner Companies and impairments by method of accounting.

	December 31,
	2003	2002
	(in thousands)
Goodwill	$45,196	$49,487
Other intangibles	7,371	14,752

	$52,567	$64,239

Ownership interest in Partner Companies—Equity Method	$41,745	$58,067
Ownership interests in Partner Companies—Cost Method	11,670	13,665

	$53,415	$71,732

The decrease in goodwill was due to the deconsolidation of three consolidated Partner Companies in 2003.

	Statements of Operations Presentation	Impairments Year Ended December 31,
		2003	2002	2001
			(in thousands)
Consolidation Method	Impairment related and other	$944	$—	$770,535
Equity Method	Equity loss	1,381	29,498	440,484
Cost Method	Other income (loss), net	3,488	13,992	64,922

		$5,813	$43,490	$1,275,941

Consolidated Companies—Acquisitions

The Company completed no new acquisitions of consolidated Partner Companies during the year ended December 31, 2003.

During 2002, the Company completed acquisitions of new or follow-on majority ownership positions in Partner Companies, which were accounted for under the purchase method of accounting. The purchase price, including the carrying value of the ownership interest for Partner Companies previously accounted for under the equity method, have been allocated to the assets and the liabilities based upon their fair values at the date of the acquisition. The results of operations of each acquisition are included in the Company’s Consolidated Statements of Operations from the date of each acquisition. The assets and liabilities for these acquisitions were allocated as follows:

	Goodwill and other intangible assets	Working capital
	(in thousands)
2002 Acquisitions
Freeborders	$1,375	$625
CommerceQuest	$6,500	$1,500
ICG Commerce	$7,500	$18,500

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Acquisitions and impairments/dispositions of ownership interests in Partner Companies—(Continued)

Presented below is unaudited selected pro forma financial information for the year ended December 31, 2002 as if the acquired Partner Companies accounted for under the consolidation method were included in the financial statements as consolidated subsidiaries for the entire period presented. The unaudited selected financial information may not be indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of the period presented and is not intended to be a projection of future results.

	Year Ended December 31
	2002	2001
	(in thousands)
Revenue	$85,326	$106,142
Net loss	$(107,634)	$(2,371,546)
Basic and Diluted Net Loss per share	$(0.40)	$(8.52)

Consolidated Companies—Impairments

In June 2000, the Company acquired a controlling interest in RightWorks for 5,892,048 shares of the Company’s common stock valued at $754 million ($128 per share) and $22 million in cash. On March 8, 2001, the Company announced the merger of RightWorks with i2 Technologies. Based on the closing price of i2 Technologies stock at the date of the announcement ($21.43 per share), the Company recorded a non-cash, pre-tax loss of approximately $672.3 million. As of March 31, 2001, i2 Technologies stock had declined significantly resulting in revaluation of the assets held for sale and an additional loss of $26.9 million or a total loss on sale of $699.2 million. On August 23, 2001, the merger closed and the Company received approximately 4.5 million shares of i2 Technologies common stock.

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

Also included in “Impairment related and other” are other impairment charges of $0.9 million and $56.1 million for the years ended December 31, 2003 and 2001 related to other consolidated Partner Companies for which the Company had determined that it was not able to recover its full investment. During the year ended December 31, 2002, the Company’s consolidated Partner Companies recorded impairment charges, principally related to other intangibles, of approximately $1.3 million.

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Acquisitions and impairments/dispositions of ownership interests in Partner Companies—(Continued)

Equity Method Companies

The following unaudited summarized financial information relates to the fourteen Partner Companies accounted for under the equity method of accounting at December 31, 2003 (voting ownership%):

Private Core—CreditTrade (30%), eCredit (42%), Freeborders (48%), GoIndustry (31%), Investor Force (38%), iSky (25%), Linkshare (40%), Marketron (40%) and Syncra Systems (31%);

Public Core—eMerge Interactive (18%);

Private Emerging—Agribuys (27%), ComputerJobs (46%) and Co-nect (36%);

Public Emerging—Onvia.com (20%).

This information has been compiled from the financial statements of the respective Partner Companies.

Balance Sheets

	As of December 31, 2003
	Core		Emerging
	Private	Public	Private	Public	Total
	(in thousands)
Cash and cash equivalents	$49,994	$1,553	$6,193	$22,728	$80,468
Other current assets	64,813	1,497	3,942	8,974	79,226
Non-current assets	122,824	4,108	2,420	8,164	137,516

Total assets	$237,631	$7,158	$12,555	$39,866	$297,210

Current liabilities	$94,547	$2,184	$7,019	$9,186	$112,936
Non-current liabilities	40,318	1,602	9,520	6,495	57,935
Stockholders’ equity	102,766	3,372	(3,984)	24,185	126,339

Total liabilities and stockholders equity	$237,631	$7,158	$12,555	$39,866	$297,210

Carrying value	$40,305	$436	$1,004	$—	$41,745

Market value of the Company’s interest in publicly traded Partner Companies		$10,069		$7,236

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Acquisitions and impairments/dispositions of ownership interest in Partner Companies—(Continued)

	As of December 31, 2002
	Core		Emerging
	Private	Public	Private	Public	Total
	(in thousands)

Cash and cash equivalents	$44,958	$5,278	$8,030	$35,051	$93,317
Other current assets	51,413	3,216	4,773	4,862	64,264
Non-current assets	159,976	5,565	4,192	7,285	177,018

Total assets	$256,347	$14,059	$16,995	$47,198	$334,599

Current liabilities	$73,542	$1,743	$8,367	$8,603	$92,255
Non-current liabilities	31,112	197	4,846	6,938	43,093
Stockholders’ equity	151,693	12,119	3,782	31,657	199,251

Total liabilities and stockholders equity	$256,347	$14,059	$16,995	$47,198	$334,599

Carrying value	$42,836	$2,154	$2,113	$—	$47,103

Verticalnet/Universal Access		9,061			9,061
Other Partner Companies		—			1,903

		$11,215			$58,067

Market value of the Company’s interest in publicly traded Partner Companies		$7,932		$4,408

Results of Operations

	Year Ended December 31, 2003
	Core		Emerging
	Private	Public	Private	Public	Total
	(in thousands)

Revenue	$185,418	$927	$17,369	$9,991	$213,705

Net loss	$(29,943)	$(9,727)	$(7,669)	$(7,913)	$(55,252)

Equity loss	$(6,300)	$(1,718)	$(1,135)	$—	$(9,153)

Verticalnet/Universal Access					(3,101)
Other Partner Companies					(855)
Impairments					(1,381)

					$(14,490)

	Year Ended December 31, 2002
	Core		Emerging
	Private	Public	Private	Public	Total
	(in thousands)

Revenue	$174,670	$575	$19,224	$7,234	$201,703

Net loss	$(42,255)	$(30,574)	$(12,198)	$(35,748)	$(120,775)

Equity loss	$(8,937)	$(5,394)	$(4,168)	$(4,566)	$(23,065)

Verticalnet/Universal Access					(16,846)
Other Partner Companies					(11,705)
Impairments					(29,498)

					$(81,114)

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Acquisitions and impairments/dispositions of ownership interests in Partner Companies—(Continued)

	Year Ended December 31, 2001
	Core		Emerging
	Private	Public	Private	Public	Total
	(in thousands)
Revenue	$143,057	$33,737	$21,634	$17,871	$216,299

Net loss	$(148,510)	$(92,417)	$(25,656)	$(104,405)	$(370,988)

Equity loss	$(41,144)	$(16,801)	$(9,507)	$(12,990)	$(80,442)

VerticalNet/Universal Access					(191,215)
Other Partner Companies					(195,405)
Impairments					(440,484)
Goodwill Amortization					(141,314)

					$(1,048,860)

During the year ended December 31, 2003, two of the Company’s public Partner Companies, Verticalnet and Universal Access, previously accounted for under the equity method of accounting were reclassified to the cost method of accounting as the Company’s ownership level decreased as well as the Company’s ability to exercise significant influence on these entities. During the years ended December 31, 2003, 2002 and 2001, Verticalnet and Universal Access reported aggregate revenue and net loss of $79.1 million and $(24.9) million, $144.9 million and $(20.2) million and $247.9 million and $(869.4) million, respectively.

During the year ended December 31, 2001, the Company accounted for an additional 33 Partner Companies under the equity method of accounting, of which 26 are no longer Partner Companies of the Company, one is a consolidated Partner Company and the remainder are accounted for under the cost method of accounting.

Impairments Related to Equity Method Companies

The Company recorded impairment charges during the years ended December 31, 2003, 2002 and 2001 of $1.4 million, $29.5 million and $440.5 million, respectively, related to equity method Partner Companies. The impairment charges of these equity method companies have been included in the Company’s Consolidated Statement of Operations as “Equity loss.”

Impairments related to Cost Method Companies

During the years ended December 31, 2003, 2002 and 2001, the Company recorded $3.5 million, $14.0 million and $64.9 million, respectively, in impairment charges, related to cost method Partner Companies for which it has been determined that the Company will not be able to recover its full investment. Impairment charges related to cost method Partner Companies have been included in the Consolidated Statements of Operations as a component of “Other income (loss), net.”

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Goodwill and Other Intangible Assets

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

As of December 31, 2003, $45.2 million of goodwill was allocated to the Company’s Core segment. As of December 31, 2002, goodwill was allocated to the Company’s segments as follows: Core—$48.4 million; Emerging—$1.1 million. Amortizable intangible assets as of December 31, 2003 and 2002 of $6.6 million and $14.0 million, respectively, are included in intangible assets in the Company’s Consolidated Balance Sheets. Unamortizable intangible assets of $0.8 million and $0.8 million, as of December 31, 2003 and 2002, respectively, are included in intangible assets in the Company’s Consolidated Balance Sheets.

Other intangible assets that are being amortized over their useful lives are shown in the table below.

		As of December 31, 2003
		(in thousands)
Amortizable Intangible Assets	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer Base	2-5 years	$6,860	$(6,860)	$—
Technology	2-5 years	23,177	(16,552)	6,625

		$30,037	$(23,412)	$6,625

		As of December 31, 2002
		(in thousands)
Amortizable Intangible Assets	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer Base	2-5 years	$7,550	$(3,087)	$4,463
Technology	2-5 years	25,479	(15,936)	9,543

		$33,029	$(19,023)	$14,006

Amortization expense for intangible assets during the years ended December 31, 2003, 2002 and 2001 was $8.0 million, $10.1 million and $3.8 million, respectively. Additionally, there was amortization expense related to pre SFAS No. 142 goodwill and intangibles in the year ended December 31, 2001 of $119.8 million. The “as adjusted” net loss after additional pre SFAS No. 142 goodwill and intangible amortization back to reported net loss and reported net loss per share for the year ended December 31, 2001 would have been $2,093.3 million, or $(7.52) per share.

Estimated amortization expense for 2004 and succeeding fiscal years is as follows (in thousands):

December 31, 2004	$2,839
December 31, 2005	1,532
December 31, 2006	895
December 31, 2007	769
December 31, 2008 and thereafter	590

$6,625

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Derivative Financial Instruments

In September 2001, the Company entered into a variable share forward contract to hedge 1.8 million shares of its holdings of i2 Technologies common stock. At December 31, 2001, approximately 0.5 million shares were held in escrow. These shares were released to the Company in 2002, were still held and had not been hedged at December 31, 2002. At December 31, 2002, the Company’s holdings of i2 Technologies and related forward contract was valued at $10.1 million. On April 1, 2003, the forward contract was terminated and the Company received cash of $9.6 million. In 2003, the Company also sold the 0.5 million shares released from escrow in 2002 for $0.4 million. The forward contract limited the Company’s exposure to and benefits from price fluctuations in the underlying equity securities. The Company had designated the forward contract as a cash flow hedge and recorded the forward contract at its estimated fair value, with unrealized gains and losses resulting from changes in fair value recorded as a component of “Accumulated other comprehensive loss” and changes due to the ineffectiveness of these instruments in “Other income (loss), net”. Unrealized gains and losses as a result of these instruments were recognized in the Consolidated Statements of Operations when the underlying hedged item was extinguished or otherwise terminated.

The adoption of SFAS No. 133 resulted in recording $7.9 million of decline in fair value of warrants held in Partner Companies to “Cumulative effect of change in accounting principle” in the Consolidated Statement of Operations as of January 1, 2001. The fair value of warrants held in Partner Companies was $53.7 million on January 1, 2001. Estimated gains on the fair value of all outstanding warrants was $0.1 million for the year ended December 31, 2003. Estimated losses on the fair value of all outstanding warrants for years ended December 31, 2002 and 2001 was approximately $0.9 million and $53.9 million, respectively. The Company acquired warrants which had a value of $13.1 million and disposed of warrants which had a value of $6.4 million during the year ended December 31, 2001. The Company exercised warrants which had a value of $0.4 million and $4.4 million during the years ended December 31, 2002 and 2001, respectively. The estimated fair value of warrants held in Partner Companies was approximately $0.9 million and $0.8 million at December 31, 2003 and 2002, respectively. The value of the Company’s warrants is included in Ownership interests in Partner Companies-Cost Method. See Note 3.

6. Available-for-Sale Securities

Available-for-sale securities represent the Company’s holdings in marketable equity securities and related hedge. The cost, unrealized holding gains/(losses), and fair value of available-for-sale securities at December 31, 2003 and 2002 were as follows:

	Cost	Unrealized Holding Gains/(Losses)	Fair Value
	(in thousands)
2003
Verticalnet	$3,135	$308	$3,443
Universal Access	2,869	316	3,185
Other	2	84	86

	$6,006	$708	$6,714

2002
i2 Technologies.	$9,763	$377	$10,140
Other	166	(78)	88

	$9,929	$299	$10,228

The amounts reflected in the Company’s cost for Verticalnet and Universal Access was the carrying value on the date these Partner Companies converted to cost method companies from equity method companies.

Additionally, in 2004, the Company sold 4,944,445 shares of eMerge Interactive for $10.4 million which reduced the Company’s ownership to less than 20%. eMerge Interactive was previously accounted for using the equity method of accounting. Accordingly, eMerge Interactive will be treated as an available-for-sale security in accordance with SFAS 115 and marked to market starting in the first quarter of 2004. See Note 1.

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table summarizes the Company’s cash debt repurchases and debt for equity exchanges completed during the years ended December 31, 2003, 2002 and 2001 and during the period from January 1, 2004 to March 9, 2004:

	January 1 to March 9,	Year Ended December 31,
	2004	2003	2002	2001
	(in millions)
Cash repurchases of convertible debt
Face value of convertible subordinated notes repurchased	$—	$12.0	$163.0	$120.2
Cash paid	—	(5.5)	(48.8)	(35.5)
Other expenses	—	(0.1)	(2.8)	(3.7)

Net gain recorded	$—	$6.4	$111.4	$81.0

Debt for equity exchanges
Face value of convertible subordinated notes exchanged	$134.8	$97.2	$—	$—

Shares of common stock issued for debt exchange	317.7	147.1	—	—

Fair value of common stock issued	$133.3	$66.8	$—	$—
Fair value of common stock issued-original terms	(0.4)	(0.4)	—	—
Accrued interest	(0.8)	(1.6)	—	—
Other expenses	0.5	0.9	—	—

Net expense recorded	$132.6	$65.7	$—	$—

In accordance with SFAS No. 84, “Induced Conversions of Convertible Debt”, in 2003 the Company recorded $65.7 million in expense equal to the fair value of the 147.1 million shares issued of $66.8 million in excess of the fair value of the 0.8 million shares issuable pursuant to the original conversion terms of $0.4 million, less $1.6 million of accrued interest. Additionally, the Company incurred $0.9 million, net of other costs associated with these transactions. The total $65.7 million loss is included in “Other income (loss)” net in the Company’s Consolidated Statements of Operations. Accordingly, additional paid-in capital increased by the $97.2 million of face value of convertible notes exchanged and the $66.4 million of fair value of the 147.1 million shares issued in excess of the 0.8 million shares issuable pursuant to the original terms. As of December 31, 2003, the remaining principal balance was $173.9 million.

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Debt—(Continued)

From January 1, 2004 through March 9, 2004, the Company exchanged approximately $134.8 million face value of its convertible subordinated notes for approximately 317.7 million shares of its common stock. These exchanges will result in an expense of $132.6 million in the first quarter of 2004 in accordance with SFAS No. 84. As of March 9, 2004, the remaining principal balance was $39.1 million. Additionally, additional paid-in capital will increase by the $134.8 million of face value of convertible notes exchanged and the $132.9 million of fair value of the 317.7 million shares issued in excess of the 1.1 million shares issuable pursuant to the original terms.

The Company recorded interest expense of $13.7 million, $20.0 million and $29.7 million during the three years ended December 31, 2003, 2002 and 2001, respectively, with interest payments due semiannually through December 21, 2004. Issuance costs of $18.3 million were recorded in other assets and are being amortized as interest expense over the terms of the notes using the effective interest method. As of December 31, 2003, the remaining balance of the issuance costs is approximately $1.3 million and is included in “Other Assets” in the Company’s Consolidated Balance Sheets.

Loan and Credit Agreements

On September 30, 2002, the Company entered into a loan agreement with Comerica Bank to provide for the issuance of letters of credit (the “Loan Agreement”). The Loan Agreement provided for issuances of letters of credit up to $20 million subject to a cash-secured borrowing base as defined by the Loan Agreement. The Loan Agreement was extended to October 19, 2004, and the maximum amount of letters of credit authorized to be issued was reduced to $10 million. Issuance fees of 0.50% per annum of the face amount of each letter of credit will be paid to Comerica Bank subsequent to issuance. The Loan Agreement also is subject to a 0.25% per annum unused commitment fee payable to the bank quarterly. As of December 31, 2003, $0.9 million in letters of credit were outstanding under the loan agreement, and amounts secured under the Loan Agreement are included in “Restricted Cash” on the Company’s Consolidated Balance Sheets.

Other Long-Term Debt

The Company’s long-term debt at December 31, 2003 and 2002 relates to its Consolidated Partner Companies, and primarily consists of secured notes due to stockholders and outside lenders of CommerceQuest and capital lease commitments.

		As of December 31,
	Interest Rates	2003	2002
		(in thousands)
Notes payable	9.0%—18.0%	$6,875	$13,337
Capital leases	12.0%	85	286

		6,960	13,623
Current maturities		(6,930)	(6,333)

Long term debt		$30	$7,290

Aggregate maturities for other long-term debt at December 31, 2003 are $6.9 million in 2004, and the remaining less than $0.1 million in 2005. Additionally, accrued interest on the notes payable of $1.5 million is due in 2004 and is included in “Accrued expenses” on the Company’s Consolidated Balance Sheets as of December 31, 2003.

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Fixed Assets

Fixed assets consist of the following:

		As of December 31,
	Useful Life	2003	2002
		(in thousands)
Computer equipment and software, office equipment and furniture	3-10 years	$20,109	$29,977
Leasehold improvements	1-5 years	2,391	5,163

		22,500	35,140
Less: accumulated depreciation and amortization		(20,132)	(26,178)

		$2,368	$8,962

Depreciation expense for the years ended December 31, 2003, 2002 and 2001 was $5.4 million, $8.9 million and $17.7 million, respectively.

9. Restructuring

During 2003, 2002 and 2001, the Company and its consolidated Partner Companies implemented restructuring plans designed to reduce cost structures by closing and consolidating offices, disposing of fixed assets and reducing their workforces. In 2003, 2002 and 2001, the Company and its consolidated partner companies recorded $4.4 million, $10.0 million and $56.2 million, respectively, primarily consisting of additional employee severance and office closure costs related to workforce reductions. The restructuring costs include the estimated costs to close offices including costs to fulfill the Company’s obligations under signed lease contracts and the write-off of leasehold improvements. In 2003, we settled a lease obligation for $7.1 million less than expected. Employee severance and related benefits include the estimated costs of cash severance and non-cash charges for the acceleration of stock options and forgiveness of interest on employee stock option loans. Cash severance was paid in a lump sum or over the shorter of a six-month period or until new employment. These charges are included in “Impairment related and other” in the Consolidated Statements of Operations.

	Accrual at December 31, 2002	Restructuring Charges/ (Credits)	Cash Payments	Non-cash Items Expensed Immediately /Other	Accrual at December 31, 2003
	(in thousands)
Restructuring—2003
Office closure costs	$—	$1,119	$—	$—	$1,119
Employee severance and related benefits	—	3,071	(2,045)	(623)	403

	—	4,190	(2,045)	(623)	1,522
Restructuring—2002
Office closure costs	1,395	—	(658)	—	737
Employee severance and related benefits	1,186	200	(1,289)	—	97

	2,581	200	(1,947)	—	834
Restructuring—2001
Office closure costs	9,272	(7,070)	(1,519)	—	683
Employee severance and related benefits	260	—	(220)	—	40

	9,532	(7,070)	(1,739)	—	723

	$12,113	$(2,680)	$(5,731)	$(623)	$3,079

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Discontinued Operations

In 2003 and 2002, three of the Company’s Core Partner Companies sold substantially all of their assets. In accordance with SFAS No. 144, these partner companies have been treated as discontinued operations. Accordingly, the operating results of these three discontinued operations have been presented separately from continuing operations and include the gains or losses recognized on disposition in the line item “Loss on discontinued operations” in the Company’s Consolidated Statements of Operations.

In 2003, the sale of the assets of OneCoast occurred. The Company received no cash proceeds on the transaction and recorded a loss of approximately $10.8 million. OneCoast had revenues of $24.4 million, $29.0 million and $14.6 million for the years ended December 2003, 2002, and 2001, respectively. The Company’s share of the losses of OneCoast totaled $2.1 million, $6.4 million and $3.1 million for 2003, 2002 and 2001, respectively.

In 2002, the sale of the assets of Logistics.com occurred. The Company received $10.8 million in proceeds in 2002 and an additional $1.7 million in 2003 and recognized a gain of $1.2 million in 2003 and $0.3 million in 2002. Logistics.com had revenues of $7.6 million and $3.0 million for the years ended December 31, 2002 and 2001, respectively. The Company’s share of the losses of Logistics.com totaled $15.0 million and $10.5 million in 2002 and 2001, respectively.

In 2002, the sale of the assets of Delphion occurred. The Company received $10.0 million in proceeds in 2002 and an additional $0.5 million in 2003 and recognized a gain of $0.5 million in 2003 and $10.0 million in 2002. Delphion had revenues of $8.5 million and $5.1 million for the years ended December 31, 2002 and 2001, respectively. Our share of the losses of Delphion totaled $4.2 million and $22.4 million in 2002 and 2001, respectively. The Company could receive additional proceeds of $2.9 million in 2004 pending the outcome of potential indemnification obligations.

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Segment Information

The Company’s reportable segments using the “management approach” under SFAS No. 131, “Disclosure About Segments of a Business Enterprise and Related Information,” consist of two operating segments, the core (“Core”) operating segment and the emerging (“Emerging”) operating segment. Each segment includes the results of the Company’s Consolidated Partner Companies and records the Company’s share of earnings and losses of Partner Companies accounted for under the equity method of accounting and captures our basis in the assets of all of our partner companies.

The Core operating segment includes those partner companies in which the Company’s management takes a very active role in providing strategic direction and management assistance. The Emerging operating segment includes investments in companies that are, in general, managed to provide the greatest near term stockholder value.

Approximately 35%, 31% and 31% of the Company’s consolidated revenue for the years ended December 31, 2003, 2002 and 2001, respectively, relates to sales generated in Europe.

The following summarizes the selected information related to the Company’s segments. All significant intersegment activity has been eliminated. Assets are owned or allocated assets used by each operating segment.

Segment Information

(in thousands)
				Reconciling Items
	Core	Emerging	Total Segment	Discontinued Operations and Dispositions	Corporate	Other		Consolidated Results
Year Ended December 31, 2003
Revenues	$69,818	$202	$70,020	$—	$—	$—		$70,020
Net loss	$(36,631)	$(1,378)	$(38,009)	$(11,632)	$(25,964)	$(60,279	)*	$(135,884)
Assets	$155,434	$10,364	$165,798	$278	$65,087	$—		$231,163
Capital Expenditures	$(487)	$—	$(487)	$—	$(158)	$—		$(645)

Year Ended December 31, 2002
Revenues	$78,997	$507	$79,504	$—	$—	$(14)		$79,490
Net loss	$(90,754)	$(19,084)	$(109,838)	$(16,792)	$(55,026)	$79,437	*	$(102,219)
Assets	$199,816	$17,451	$217,267	$27,118	$121,861	$—		$366,246

Capital Expenditures	$(748)	$(2)	$(750)	$—	$—	$—		$(750)

Year Ended December 31, 2001
Revenues	$76,564	$2,181	$78,745	$23,610	$—	$(1,295)		$101,060
Net loss	$(507,244)	$(72,425)	$(579,669)	$(442,551)	$(108,617)	$(1,207,893	)*	$(2,338,730)

Assets	$213,070	$64,302	$277,372	$90,677	$286,998	$—		$655,047
Capital Expenditures	$(2,273)	$(184)	$(2,457)	$(2,895)	$(348)	$—		$(5,700)

* Other reconciling items to loss are as follows:
	Year Ended December 31,
	2003	2002	2001
Impairment (Note 3)	$(5,813)	$(43,490)	$(1,275,941)
Taxes	—	(179)	12,584
Minority interest	2,326	15,438	108,223
Change in accounting principle	—	—	(7,886)
Other income (loss) (Note 19)	(56,792)	107,668	(44,873)

	$(60,279)	$79,437	$(1,207,893)

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Parent Company Financial Information

Parent company financial information is provided to present the financial position and results of operations of the Company and its wholly-owned subsidiaries as if the Partner Companies accounted for under the consolidation method of accounting were accounted for under the equity method of accounting for all applicable periods presented. The Company’s share of the consolidated Partner Companies’ losses is included in “Equity loss” in the Parent Company Statements of Operations for all periods presented based on the Company’s ownership percentage in each period. The carrying value of the consolidated companies as of December 31, 2003 and 2002 is included in “Ownership interests in Partner Companies” in the Parent Company Balance Sheets.

Parent Company Balance Sheets

	As of December 31,
	2003	2002
	(in thousands)
Assets
Cash and cash equivalents	$49,771	$81,875
Restricted cash	850	9,180
Short-term investments	—	6,986
Other current assets	2,481	2,927

Current assets	53,102	100,968
Ownership interests in Partner Companies	100,367	140,621
Available for sale securities	6,714	10,228
Other	4,323	8,180

Total assets	$164,506	$259,997

Liabilities and stockholders’ deficit
Current maturities of convertible subordinated notes	$173,919	$—
Other current liabilities	9,881	28,529

Total current liabilities	183,800	28,529

Convertible subordinated notes	—	283,114
Stockholders’ deficit	(19,294)	(51,646)

Total liabilities and stockholders’ deficit	$164,506	$259,997

Parent Company Statements of Operations

	Year Ended December 31,
	2003	2002	2001
			(as adjusted)
	(in thousands)
Revenue	$—	$—	$—
Operating expenses
General and administrative	16,443	34,680	51,964
Impairment related and other	(5,094)	1,499	32,862

Total operating expenses	11,349	36,179	84,826

	(11,349)	(36,179)	(84,826)
Other income (loss), net	(60,280)	103,993	(107,703)
Interest expense, net	(14,615)	(18,847)	(23,791)

Income (loss) before income taxes and equity loss	(86,244)	48,967	(216,320)
Income tax benefit	—	—	12,174
Equity loss	(49,640)	(151,186)	(2,126,698)

Loss before cumulative effect of change in accounting principle	(135,884)	(102,219)	(2,330,844)
Cumulative effect of change in accounting principle (Note 5)	—	—	(7,886)

Net loss	$(135,884)	$(102,219)	$(2,338,730)

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Parent Company Financial Information—(Continued)

Parent Company Statements of Cash Flows

	Year Ended December 31
	2003	2002	2001
			(as adjusted)
	(in thousands)
Operating Activities
Net loss	$(135,884)	$(102,219)	$(2,338,730)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	1,283	1,741	1,872
Impairment related and other	(5,094)	1,499	9,014
Stock-based compensation	2,327	9,525	11,764
Deferred tax benefit	—	—	(12,174)
Equity loss	49,640	151,186	2,126,698
Other income (loss)	60,280	(103,993)	107,703
Cumulative effect of change in accounting principle	—	—	7,886
Changes in assets and liabilities, net of effect of acquisitions:
Restricted cash	8,330	549	(9,729)
Accounts receivable, net	—	58	1,373
Prepaid expenses and other assets	3,143	8,968	4,843
Accounts payable	211	40	(5,976)
Accrued expenses	(7,605)	(9,025)	4,089

Cash used in operating activities	(23,369)	(41,671)	(91,367)
Investing Activities
Capital expenditures	(158)	—	(658)
Proceeds from disposals of fixed assets	—	40	310
Proceeds from sales of available-for-sale securities	9,935	287	182,500
Proceeds from sales of ownership interests in Partner Companies	6,327	42,219	168,270
Acquisitions of ownership interests in Partner Companies, net	(27,092)	(88,781)	(162,265)
Purchase of short-term investments, net	—	(1,996)	—
Proceeds from maturities of short-term investments	6,986	4,948	95

Cash used in investing activities	(4,002)	(43,283)	188,252
Financing Activities
Repurchase of convertible subordinated notes	(5,529)	(48,752)	(35,456)
Issuance of common stock, net	—	—	846
Repayment of loans from employees	476	—	3,342
Exercises of stock options	320	—	—
Other	—	—	11

Cash used in financing activities	(4,733)	(48,752)	(31,257)

Net Increase (Decrease) in Cash and Cash Equivalents	(32,104)	(133,706)	65,628
Cash and cash equivalents at beginning at year	81,875	215,581	149,953

Cash and Cash Equivalents at End of Year	$49,771	$81,875	$215,581

13. Stockholders’ Equity (Deficit)

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

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Stockholders’ Equity (Deficit)—(Continued)

The Company may establish one or more classes or series of preferred stock. The holders of the preferred stock may be entitled to preferences over common stockholders with respect to dividends, liquidation, dissolution, or winding up of theCompany, as established by the Company’s Board of Directors. As of December 31, 2003 and December 31, 2002, 10,000,000 shares of preferred stock were authorized; no shares have been issued.

Stockholder Rights Plan

During 2000, the Company enacted a stockholder rights plan. Under the stockholder rights plan, preferred stock purchase rights were distributed as a dividend at the rate of one right for each share of Common Stock outstanding as of the close of business on December 6, 2000 and one right per share has been issued in connection with shares issued subsequent to such date. Each right entitles the holder to purchase from the Company one ten-thousandth of a share of Series A Junior Participating Preferred Stock of the Company at an exercise price of $100 per right. The rights attached to the Company’s Common Stock are not currently exercisable. The rights become exercisable and will separate from the Common Stock (1) ten calendar days after a person or group acquires, or announces the intent to acquire, beneficial ownership of 15% or more of the Company’s Common Stock, or (2) ten business days (or a later date following such announcement if determined by the Board of Directors of the Company in accordance with the plan) after the announcement of a tender offer or an exchange offer to acquire 15% or more of the Company’s outstanding Common Stock.

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

Generally, if the rights become exercisable, then each stockholder other than the acquirer is entitled to purchase, for the purchase price, that number of shares of Common Stock that, at the time of the transaction, will have a market value of three times the exercise price of the rights. In addition, if, after the rights become exercisable, the Company is acquired in a merger or other business combination, or 50% or more of its assets or earning power are sold, each right will entitle the holder to purchase, at the exercise price of the rights, that number of shares of common stock of the acquiring company that, at the time of the transaction, will have a market value of three times the exercise price of the rights.

Common Stock Issued in Exchange for Convertible Debt

During 2003, the Company issued 147,059,515 shares of common stock in exchange for convertible debt. See Note 7.

From January 1, 2004 to March 9, 2004, the Company issued an additional 317,733,977 shares of common stock in exchange for convertible debt. See Note 7.

Common Stock Issued to Third Parties

During 2003, the Company issued 1,500,000 shares of common stock in settlement of a lease obligation, valued at $0.6 million, 200,000 shares of common stock to members of its Boards of Directors, valued at $0.1 million and 120,000 shares of common stock for services, valued at $0.1 million.

14. Stock Option Plans

Incentive or non-qualified stock options may be granted to Company employees, directors and consultants under the Membership Profit Interest Plan (the “MPI Plan”), the 1999 Equity Compensation Plan (the “1999 Plan”) or the LGO Corporation 2001 Equity Compensation Plan (f/k/a Logistics.com 2001 Equity Compensation Plan) (the “LGO Plan”, together with the MPI Plan and the 1999 Plan, the “Plans”). Generally, the grants vest over a two to five year period and expire eight to ten years after the date of

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Stock Option Plans—(Continued)

grant. At December 31, 2003, the Company reserved 13.3 million shares of common stock under the Plans, for possible future issuance. Most Partner Companies also maintain their own stock option plans.

The following table summarizes the activity of the Company’s stock option plans:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2000	29,315,035	$29.47
Options granted	14,420,500	$1.74
Options exercised	(663,333)	$1.27
Options canceled/forfeited	(17,348,284)	$41.99

Outstanding at December 31, 2001	25,723,918	$9.30
Options granted	8,104,446	$0.42
Options canceled/forfeited	(11,851,023)	$12.46

Outstanding at December 31, 2002	21,977,341	$4.32
Options granted	618,000	$0.42
Options exercised	(1,175,697)	$0.75
Options canceled/forfeited	(4,917,751)	$9.13

Outstanding at December 31, 2003	16,501,893	$3.08

At December 31, 2003, 2002, and 2001 there were 9,914,965, 7,616,707 and 4,898,462 options exercisable at a weighted average exercise price of $4.24, $7.51 and $13.47 per share under the plans, respectively.

The following table summarizes information about stock options outstanding at December 31:

Exercise Price	Number Outstanding at 2003	Weighted Average Remaining Contractual Life (in Years)	Number Outstanding at 2002	Weighted Average Remaining Contractual Life (in Years)	Number Outstanding at 2001	Weighted Average Remaining Contractual Life (in Years)
$ 0.23—$0.50	5,076,158	8.8	5,990,946	9.8	154,000	6.9
$ 0.51—$1.00	3,018,248	7.6	3,035,020	8.6	3,568,000	9.0
$1.01—$5.00	7,398,989	7.1	10,092,212	8.1	14,821,641	9.1
$5.01—$110.50	1,008,498	6.6	2,859,163	7.7	7,180,277	8.6

	16,501,893		21,977,341		25,723,918

In 2004, the Company issued 665,649 shares of common stock to certain executive officers of the Company in payment of a portion of amounts due under the 2003 bonus plan. The common stock was valued at a total of $0.3 million.

In 2002 and 2001, the Company issued a total of 10,385,350 shares of restricted stock to employees that vested in 2002 and 2003. Recipients of restricted stock did not pay any cash consideration to the Company for the shares, had the right to vote all shares subject to such grant, and received all dividends with respect to such shares, whether or not the shares had vested. The value of the restricted stock at the date of grant of $1.2 million and $16.1 million for the years ended December 31, 2002 and 2001, respectively, was recorded as deferred compensation. Compensation expense totaled $1.1 million, $4.5 million and $9.7 million for the years ended December 31, 2003, 2002 and 2001, related to this restricted stock. During 2002, 2,204,155 shares of restricted stock were forfeited upon employee terminations with deferred compensation totaling $2.0 million being reversed. In 2004, the Company issued a total of 5,957,000 shares of restricted stock to employees that generally vest over four years with acceleration provisions based on certain operating metrics. The value of the restricted stock at the date of grant of $2.1 million will be recorded as deferred compensation.

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Stock Option Plans—(Continued)

In April through July 1999, the Company’s Compensation Committee of the Board of Directors authorized the acceptance of full recourse promissory notes totaling $79.8 million from certain employees and a director as consideration for exercising all or a portion of their vested and unvested stock options issued under the 1999 Plan (a total of 35,991,500 shares of common stock were issued in connection with these exercises). These notes receivable were recorded as a reduction of stockholders’ equity (deficit). The Company has the right, but not the obligation, to repurchase unvested shares under certain circumstances. The exercise of unvested options by the employees and director and the acceptance of promissory notes by the Company was in accordance with the terms of the Company’s equity compensation plans and related option agreements. The Company’s Compensation Committee of the Board of Directors also approved loaning employees the funds, under the terms of full recourse promissory notes, to pay the income taxes that became due in connection with the option exercises. The tax loans totaled approximately $8.1 million and were included in other assets on the Company’s Consolidated Balance Sheets. In addition, the Company had been accruing interest on these notes, which totaled approximately $5.4 million. During the fourth quarter of 2002, as the Company was reviewing the recoverability of these tax loans and interest receivable, it was determined that it was appropriate to record a provision for a possible loss in the amount of approximately $5.5 million relating to the tax loans and the interest receivable. This provision was included in selling, general and administrative expense on the Company’s Consolidated Statements of Operations during the year ended December 31, 2002.

In March 2001, the Company’s Compensation Committee of the Board of Directors approved the modification of certain of the promissory notes from full recourse to 25% recourse of the original loan principal, the modification of the interest rate on the notes to the applicable Federal rate as of the date of modification and extension of the term of the loan from five years to seven years. These modifications were communicated to eligible employees shortly after such approval and were documented during the course of 2001, with the final documents executed in December 2001. The Company also offered eligible employees the opportunity to receive accelerated vesting of restricted stock underlying the loans in exchange for extended vesting of stock options and/or restricted stock previously granted in 2001. The 2001 modifications to the notes resulted in accounting for the notes and underlying stock as options to purchase common stock. Accordingly, the remaining principal balances of the notes subject to the modifications of approximately $26.5 million were reclassified to additional paid-in capital at December 31, 2001. As of the modification date, these new options have been treated for accounting purposes as variable awards. The impact of these variable awards has not been significant through December 31, 2003.

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

During 2001 and 2002, the Company exercised its rights to repurchase a total of 11,763,650 shares of stock underlying the notes at cost in exchange for cancellation of the associated promissory notes totaling $30.8 million upon the termination of the employee noteholders.

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Income Taxes

Total income tax expense (benefit) was allocated as follows:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Income from continuing operations	$—	$179	$(12,584)
Discontinued operations	—	—	(2,917)

Total	$—	$179	$(15,501)

The provision for income tax expense (benefit) consists of:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Current	$—	$179	$49
Deferred	—	—	(15,550)

Total	$—	$179	$(15,501)

The current expense consists of foreign income taxes.

At December 31, 2003, the Company had net operating loss carry forwards of approximately $394 million that may be used to offset future taxable income. Approximately $62 million of these carry forwards are subject to significant limitations on their utilization due to ownership changes experienced by certain consolidated Partner Companies. Additional limitations on the utilization of these carry forwards may be imposed if the Company experiences a change in ownership. As a result of the convertible debt for equity exchanges (See Note 7) that were completed in 2004, an ownership change pursuant to Section 382 of the Internal Revenue Code has occurred. This annual limitation on the utilization of its net operating loss carryforwards will be approximately $13 million. These carry forwards expire between 2008 and 2022.

A valuation allowance has been provided for the Company’s net deferred tax asset as the Company believes, after evaluating all positive and negative evidence, historical and prospective, that it is more likely than not that these benefits will not be realized.

The Company’s net deferred tax asset (liability) consists of the following:

	As of December 31,
	2003	2002
	(in thousands)
Net operating loss carry forward	$145,872	$260,922
Capital loss carry forward	195,893	137,044
Tax credit carry forward	—	1,233
Other comprehensive income	(262)	(111)
Reserves and accruals	4,388	15,479
Other, net	1,005	1,470
Partner Company basis difference	301,944	359,926
Stock compensation	—	(811)
Intangible assets	—	3,931
Valuation allowance	(648,840)	(779,083)

Net deferred tax asset (liability)	$—	$—

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Income Taxes—(Continued)

The effective tax rate differs from the federal statutory rate as follows:

	As of December 31,
	2003	2002	2001
Tax benefit at statutory rate	(35.0)%	(35.0)%	(35.0)%
Debt for equity exchanges	25.0%	—	—
Stock-based compensation	0.1%	1.7%	0.2%
Non-deductible expenses and other	3.7%	4.4%	0.4%
Amortization of goodwill and other intangibles	—	—	4.7%
Foreign and state taxes, net	—	0.1%	—
Losses not benefited	—	—	0.9%
Valuation allowance	6.2%	29.0%	28.3%

	0.0%	0.2%	(0.5)%

16. Related Parties

The Company provides strategic and operational support to its Partner Companies in the normal course of its business. These services are generally provided by the Company’s employees, members of its Advisory Board and Board of Directors and outside consultants. The costs related to employees are paid by the Company and are reflected by the Company in general and administrative expenses. Members of the Company’s Advisory Board are generally compensated with stock options in the Company that are accounted for in accordance with SFAS No. 123 with any expense related to these options included in stock-based compensation. Members of the Company’s Board of Directors are generally compensated with stock options and cash in the Company that are accounted for in accordance APB No. 25. The costs of outside consultants are generally paid directly by the Partner Company.

During 2003, the Company subleased a portion of its Wayne premises to Intrepid Capital Partners, LLC (“Intrepid”). A member of the Company’s Board of Directors is a Managing Director at Intrepid. The Company believes that its sublease with Intrepid was on terms no less favorable to the Company than those that were available to it in an arm’s length transaction with a third party. In 2003, Intrepid paid the Company $0.1 million in respect of the sublease.

The Company and an equity method Partner Company had a leased employment agreement with respect to one individual. The Company had receivables totaling less than $0.1 million and $0.2 million for reimbursement of services for the years ended December 31, 2003 and 2002, respectively.

The Company entered into various cost sharing arrangements with a stockholder, Safeguard Scientifics, Inc. during 2002 and 2001, whereby the Company reimbursed, under fair market terms, this stockholder for certain operational expenses. The amounts incurred for such items were $0.4 million and $0.6 million in 2002 and 2001, respectively. In 2003, this stockholder sold its shares in the Company and is no longer considered a related party.

See Note 20.

17. Other supplemental non-cash financing and investing activities

Interest paid in 2003, 2002 and 2001, was $12.3 million, $20.5 million and $40.0 million, respectively.

No income taxes were paid in 2003, 2002 or 2001 as the Company had a net operating loss.

In 2003, the Company issued 147.1 million shares of common stock in exchange for $97.2 million of convertible debt.

See Note 7.

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. Defined Contribution and Benefit Plans

The Company has defined contribution plans that cover substantially all employees. Participants may contribute a percentage of pre-tax compensation, as defined, not to exceed IRS limitations. During 2003, 2002, and 2001, one of the Company’s consolidated subsidiaries made matching contributions of $0.1 million, $0.1 million and $0.2 million, respectively.

At December 31, 2003 and 2002, one of the Company’s consolidated subsidiaries maintained a defined benefit plan covering the majority of its German employees. A liability of $3.8 million and $4.2 million is included in “Other Liabilities” in the Company’s Consolidated Balance Sheets.

19. Other Income

Other Income (Loss), net

Other income (loss), net consists of the effect of transactions and other events relating to the Company’s ownership interests in its Partner Companies and its operations in general.

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Gains (losses) on debt extinguishment (Note 7)	$(59,297)	$111,423	$81,009
Realized gains (losses) on available-for-sale securities	340	(7,665)	(107,459)
Partner Company impairment charges—cost method investments (Note 3)	(3,488)	(13,992)	(64,922)
Loss on SFAS No. 133 Securities	(332)	(905)	(53,933)
Sales/distributions of ownership interests in Partner Companies	3,687	4,919	24,489
Issuance of stock by public Partner Companies	—	(959)	6,267
Other	431	(189)	4,781

	$(58,659)	$92,632	$(109,768)

During the year ended December 31, 2002, the Company realized $7.7 million in losses related to the impairment of its holdings in i2 Technologies and divine, inc. During the year ended December 31, 2001, the Company realized $107.5 million in losses principally related to its sale of available for sale securities, primarily Ariba, Inc. and i2 Technologies.

During the years ended December 31, 2003, 2002 and 2001, the Company sold its ownership interests in various Partner Companies in exchange for cash, available-for-sale securities, additional ownership interests in existing Partner Companies and contingent consideration. The gain of $3.7 million in 2003 relates primarily to the receipt of escrow releases from the prior dispositions of CourtLink Corporation and TeamOn Systems, Inc. and the sale of a portion of the Company’s ownership interest in Onvia.com. The gain of $4.9 million in 2002 primarily relates to the sale of the Company’s ownership position in NetVendor, Inc., the receipt of escrow releases from the prior disposition of Courtlink Corporation and a distribution in the form of a dividend from Onvia.com. The gain of $24.5 million in 2001 primarily relates to the sale of CourtLink Corporation and the sale of buy.co.uk Limited in exchange for additional ownership in an existing Partner Company.

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. Other Income—(Continued)

The Company’s share of net equity of its public partner companies changed as a result of the Partner Company issuing additional shares for acquisitions and other purposes. These increases/decreases adjusted the Company’s carrying values and resulted in non-operating gains/losses for the periods indicated in accordance with the Company’s accounting policy. The gains were principally from issuances of stock by Verticalnet and Universal Access in 2002 and 2001.

20. Commitments and Contingencies

The Company and its consolidated subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the amount of the ultimate liability with respect to these actions will not materially affect the financial position, results of operations or cash flows of the Company and its subsidiaries.

As of December 31, 2003, the Company has approximately $2.6 million of funding and guarantee commitments related to its partner companies. The full amount is scheduled to be funded in 2004.

The Company and its consolidated subsidiaries lease their facilities under operating lease agreements expiring 2004 through 2008. Future minimum lease payments as of December 31, 2003 under the leases are as follows (in thousands):

2004	$9,237
2005	$4,935
2006	$1,090
2007	$725
2008	$717
2009 and thereafter	$2,201

Rent expense under the noncancelable operating leases was $5.7 million in 2003, $6.8 million in 2002 and $7.3 million in 2001.

Included in the above lease agreements are leases regarding one Partner Company that leases equipment under non-cancelable operating leases expiring through February 2006 in which the Partner Company leases equipment and automobiles to lease to customers. When leasing on behalf of its customers, the Partner Company simultaneously enters into a lease with the vendor and a lease with the customer (“pass-through leases”). Pass-through lease income and expenses are recorded on a net basis as revenue in the accompanying statements of operations. The Partner Company had $5.2 million in future minimum pass-through leases, which expire in 2006.

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

If a certain consolidated Partner Company achieves a fair market value in excess of $1.0 billion, the Company will be obligated to pay, in cash or the Company’s common stock at the Company’s option, 4% of the Partner Company’s fair market value in excess of $1.0 billion, up to a maximum of $70 million of additional purchase price consideration to a venture capital firm. An executive officer of the Company was a limited partner of this venture capital firm. A member of our Board of Directors also has an interest in this venture capital firm. This contingent obligation expires on the earlier to occur of May 31, 2005 or an unaffiliated company sale if the valuation milestone is not achieved. Currently, the fair market value of this Partner Company is significantly below $1.0 billion.

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21. Net Loss per Share

The calculations of Net Loss per Share were:

	Year Ended December 31,
	2003	2002	2001
	(in thousands, except per share data)
Basic and Diluted:
Loss from continuing operations	$(124,656)	$(86,873)	$(2,294,902)
Loss on discontinued operations, net of gain of $1,675 (2003), net of gain of $10,317 (2002) and tax benefit of $2,917 (2001)	(11,228)	(15,346)	(35,942)
Cumulative effect of change in accounting principle	—	—	(7,886)

Net loss	$(135,884)	$(102,219)	$(2,338,730)

Average common shares outstanding	302,852	267,998	278,353

Basic and diluted loss per share:
Loss from continuing operations	$(0.41)	$(0.32)	$(8.24)
Loss on discontinued operations	(0.04)	(0.06)	(0.13)
Cumulative effect of change in accounting principle	—	—	(0.03)

	$(0.45)	$(0.38)	$(8.40)

The following options and warrants were not included in the computation of diluted EPS as their effect would have been anti-dilutive: options to purchase 16,501,893, 21,977,341 and 25,723,918 shares of common stock at average prices of $3.08, $4.32 and $9.30, respectively, outstanding as of December 31, 2003, 2002 and 2001; options to purchase 14,873,132 shares of common stock at an average price of $2.18 that were previously exercised, but subsequent modifications resulted in variable accounting, outstanding as of December 31, 2003 and 2002; 3,453,583 and 8,781,100 shares of unvested restricted stock outstanding as of December 31, 2002 and 2001, respectively; warrants to purchase 250,000 and 1,470,676 shares of common stock at $0.30 and $6.00 outstanding as of December 31, 2003 and 2001 respectively; and convertible subordinated notes convertible into 1,364,713 shares of common stock at December 31, 2003, 2,221,547 shares of common stock at December 31, 2002 and 3,500,151 shares of common stock as of December 31, 2001.

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22. Selected Quarterly Financial Information (Unaudited)

The following table sets forth selected quarterly consolidated financial information for the years ended December 31, 2003 and 2002. The operating results for any given quarter are not necessarily indicative of results for any future period. Certain amounts reported in the 2003 and 2002 Form 10-Qs have been reclassified to conform with the current presentation. The impact of these changes is not material and did not affect net income (loss).

	Fiscal 2003 Quarter Ended				Fiscal 2002 Quarter Ended
	Mar.31	Jun.30	Sep.30	Dec.31	Mar.31	Jun.30	Sep.30	Dec.31
	(in thousands, except per share data)
Revenue	$19,395	$18,081	$16,034	$16,510	$17,577	$18,398	$19,529	$23,986
Operating Expenses
Cost of revenue	11,934	11,040	9,261	8,701	13,855	12,747	12,119	13,256
Selling, general & administrative	15,730	12,690	9,770	8,436	20,365	18,951	14,868	22,188
Research and development	5,461	3,833	2,536	3,010	6,488	6,931	5,548	5,133
Amortization of other intangibles	1,724	1,552	1,134	3,545	2,630	2,676	2,403	2,406
Impairment related and other	537	3,360	(7,030)	1,397	1,490	7,274	2,056	456

	(15,991)	(14,394)	363	(8,579)	(27,251)	(30,181)	(17,465)	(19,453)
Other income (loss), net	5,774	(2,413)	(28,612)	(33,408)	(5,895)	58,230	44,294	(3,997)
Interest income	442	372	257	261	1,398	962	1,177	561
Interest expense	(4,553)	(4,523)	(4,217)	(3,271)	(7,438)	(6,153)	(5,286)	(4,521)

Income (loss) before income taxes, Minority interest and equity loss	(14,328)	(20,958)	(32,209)	(44,997)	(39,186)	22,858	22,720	(27,410)
Income taxes	—	—	—	—	—	—	—	(179)
Minority interest	1,434	1,044	(33)	(119)	5,717	5,560	3,182	979
Equity loss	(4,925)	(5,142)	(2,704)	(1,719)	(20,607)	(34,666)	(7,158)	(18,683)

Income (loss) from continuing operations	(17,819)	(25,056)	(34,946)	(46,835)	(54,076)	(6,248)	18,744	(45,293)
Loss on discontinued operations	(283)	(615)	(744)	(9,586)	(7,572)	(6,891)	(5,915)	5,032

Net income (loss)	$(18,102)	$(25,671)	$(35,690)	$(56,421)	$(61,648)	$(13,139)	$12,829	$(40,261)

Basic and diluted income (loss) from continuing operations—per share (1)	$(0.07)	$(0.09)	$(0.12)	$(0.13)	$(0.19)	$(0.02)	$0.07	$(0.17)

Basic and diluted net income (loss)—per share (1)	$(0.07)	$(0.09)	$(0.12)	$(0.15)	$(0.22)	$(0.05)	$0.05	$(0.15)

(1)	The sum of quarterly income (loss) per share may differ from the full year amount due to changes in the number of shares outstanding during the year.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Fi nancial Disclosures

None.

ITEM 9A. Controls and Proced ures

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15e and 15d-15e under the Securities Exchange Act of 1934) as of the end of the period covered in this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures provide reasonable assurance that information required to be included in the Company’s periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.

It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, we reviewed our internal controls and, as of the end of the period covered in this report, there have been no significant changes in our internal controls or in other factors that could significantly affect those internal controls subsequent to the date of our most recent evaluation.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

We incorporate by reference the information contained under the captions “Election of Directors (Item 1 on Proxy Card)”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Executive Officers” and “Corporate Governance: Committees of the Board of Directors” in our Definitive Proxy Statement for our 2004 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

We have adopted a written code of business conduct and ethics, known as our Corporate Code of Conduct, which applies to all of our directors, officers, and employees, including our principal executive officer and our principal financial and accounting officer. Our code of conduct is available on our internet website, www.internetcapital.com. Any amendments to our Code of Conduct or waivers from the provisions of the Code for our principal executive officer and our principal financial and accounting officer will be disclosed on our internet website within five business days following the date of such amendment or waiver.

ITEM 11.	Executive Compensation

We incorporate by reference the information contained under the captions “Executive Compensation” and “Other Forms of Compensation” in our Definitive Proxy Statement for our 2004 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We incorporate by reference the information contained under the caption “Security Ownership of Certain Beneficial Owners and Directors and Officers” in our Definitive Proxy Statements for our 2004 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 13.	Certain Relationships and Related Transactions

We incorporate by reference the information contained under the caption “Certain Relationships and Related Transactions” in our Definitive Proxy Statement for our 2004 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Report pursuant to Regulation 14 A under the Securities Exchange Act of 1934, as amended.

ITEM 14.	Principal Accountant Fees and Services

We incorporate by reference the information contained under the caption “Ratification of Appointment of Independent Auditors (Item 2 on Proxy Card)” in our Definitive Proxy Statements for our 2004 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

1. Consolidated Financial Statements

The Consolidated Financial Statements and related Notes thereto as set forth under Item 8 of this Report are incorporated herein by reference.

2. Financial Statement Schedule

Independent Auditors’ Report

The Board of Directors and Stockholders

Internet Capital Group, Inc.

Under date of March 9, 2004, we reported on the consolidated balance sheets of Internet Capital Group, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity (deficit), comprehensive loss and cash flows for each of the years in the three-year period ended December 31, 2003. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. The consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Our report dated March 9, 2004 contains an explanatory paragraph that describes Internet Capital Group, Inc.’s change in its method of accounting for goodwill and accounting for notes receivable from stockholders in 2002 and derivatives in 2001.

/s/ KPMG LLP

Philadelphia, Pennsylvania March 9, 2004

The following financial statement schedule of Internet Capital Group, Inc. for each of the years ended December 31, 2003, 2002 and 2001 should be read in conjunction with our Consolidated Financial Statements and related notes thereto.

INTERNET CAPITAL GROUP

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2001, 2002 and 2003

(in thousands)

	Balance at the beginning of the year	Charged to costs and expenses		Write-offs		Balance at the end of the year
Allowance for Doubtful Accounts:
December 31, 2001	$4,758	$5,309	(a)	$(4,818	) (b)	$5,249
December 31, 2002	$5,249	$1,748	(c)	$(4,042)		$2,955
December 31, 2003	$2,955	$333		$(668	) (d)	$2,620

(a)	Reserve of $2,300 was established upon acquisitions of partner companies during 2001.
(b)	Reserve of $3,512 was eliminated upon deconsolidation of partner companies during 2001.
(c)	Reserve of $115 was established upon acquisitions of partner companies during 2002.
(d)	Reserve of $209 was eliminated upon deconsolidation of partner companies during 2003.

3. List of Exhibits

The exhibits required by this Item are listed under Item 14(c).

(a) Reports on Form 8-K

On November 6, 2003, the Company furnished a Current Report on Form 8-K dated November 6, 2003 to report under item 9, the Company’s press release and financial information for the three and nine month periods ended September 30, 2003.

(b) Exhibits

Exhibit Index

The following is a list of exhibits required by Item 601 of Regulation S-K filed as part of this Report. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

Exhibit Number	Document

2.1	Agreement of Merger, dated February 2, 1999, between Internet Capital Group, L.L.C. and Internet Capital Group, Inc. (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-1 filed by the Company on May 11, 1999 (Registration No. 333-78193) (the “IPO Registration Statement”))

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form 8-A filed by the Company on August 4, 1999 (Registration No. 000-26989) (the “8-A Registration Statement”))

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 2.2 to the 8-A Registration Statement)

3.3	Certificate of Amendment of Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “10-K Annual Report for 2002”) )

4.1	Specimen Certificate for Internet Capital Group’s Common Stock (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the IPO Registration Statement filed by the Company on August 2, 1999 (Registration No. 333-78193) (the “IPO Amendment No. 3”))

4.2	Indenture between Internet Capital Group, Inc. and Chase Manhattan Trust Company, National Association, as Trustee, for the 5 1/2% Convertible Subordinated Notes due 2004 (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on March 16, 2000 (File No. 000-26929) (the “10-K Annual Report for 2000”))

4.3	Form of 5 1/2% Convertible Subordinated Notes due 2004 of Internet Capital Group (incorporated by reference to Exhibit 4.2 to the 10-K Annual Report for 2000)

4.4	Rights Agreement, dated as of November 22, 2000, between Internet Capital Group, Inc. and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, which includes as Exhibit B thereto the Form of Rights Certificate, incorporated by reference to Exhibit 1.1 to Internet Capital Group, Inc.’s Registration Statement on Form 8-A, dated December 1, 2000 (incorporated by reference to the Company’s Current Report on Form 8-K filed December 1, 2000 (File No. 0-26929))

Exhibit Number	Document

10.1	Internet Capital Group, L.L.C. 1998 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the IPO Registration Statement)

10.1.1	Internet Capital Group, Inc. 1999 Equity Compensation Plan as Amended and Restated July 25, 2001 (the “Internet Capital Group, Inc. 1999 Equity Compensation Plan”) (incorporated by reference to Exhibit 10.1.4 to the Company’s Annual Report on Form 10-K filed on April 1, 2002 (the “10-K Annual Report for 2001”) )

10.1.2	Amendment No. 1 to the Internet Capital Group, Inc. 1999 Equity Compensation Plan (incorporated by reference to Exhibit 10.1.2 to the Company’s 10-K Annual Report for 2002)

10.1.3	Amendment No. 2 to the Internet Capital Group, Inc. 1999 Equity Compensation Plan (incorporated by reference to Exhibit 10.1.3 to the Company’s 10-K Annual Report for 2002)

10.2	Internet Capital Group, L.L.C. Option Plan for Non-Employee Managers (incorporated by reference to Exhibit 10.2 to the IPO Registration Statement)

10.2.1	Internet Capital Group, Inc. Directors’ Option Plan (incorporated by reference to Exhibit 10.2.1 to the IPO Registration Statement)

10.2.2	Internet Capital Group, Inc. Executive Deferred Compensation Plan, amended and restated effective September 1, 2002 (incorporated by reference to Exhibit 10.2.2 to the Company’s 10-K Annual Report for 2002)

10.3	Logistics.com, Inc. 2001 Equity Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company’s 10-K Annual Report for 2002)

10.3.1	Amendment No. 1 to the Logistics.com, Inc. 2001 Equity Compensation Plan (incorporated by reference to Exhibit 10.3.1 to the Company’s 10-K Annual Report for 2002)

10.4	Internet Capital Group, L.L.C. Membership Profit Interest Plan (incorporated by reference to Exhibit 10.3 to the IPO Registration Statement)

10.5	Amended and Restated Limited Liability Company Agreement of Internet Capital Group, L.L.C., dated January 4, 1999 (incorporated by reference to Exhibit 10.5.1 to the IPO Registration Statement)

10.6	Exchange Offer Agreement dated as of February 24, 2000 by and among eCredit.com, Inc., Internet Capital Group, Inc. and ICG Holdings, Inc. (incorporated by reference to Exhibit 2.2 of the Registrant’s Registration Statement on Form S-4 filed April 13, 2000 (Registration No. 333-34722) (the “S-4”) )

10.7	Stock Purchase Agreement between Internet Capital Group, Inc. and International Business Machines Corporation (incorporated by reference to Exhibit 10.23.1 Amendment No. 2 to the IPO Registration Statement filed by the Company on July 16, 1999 (Registration No. 333-79193) )

10.8	Lease dated January 1, 2000 between Bebob Associates and Internet Capital Group, Inc. for premises located in Wayne, Pennsylvania (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

Exhibit Number	Document

10.9	Amendment to Lease dated February 1, 2000 between Bebob Associates and Internet Capital Group, Inc. for additional space in Wayne, Pennsylvania (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form l0-Q for the quarter ended June 30, 2000)

10.10	Second Amendment to Lease dated May 9, 2000 between Bebob Associates, Inc. and Internet Capital Group, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.11	Third Amendment to Lease dated November 29, 2000 between Bebob Associates, Inc. and Internet Capital Group, Inc. (incorporated by reference to Exhibit 10.26 to the 10-K Annual Report for 2000)

10.12	Assignment and Assumption Agreement dated December 31, 2000 among Internet Capital Group, Inc., Internet Capital Group Operations, Inc. and Bebob Associates (incorporated by reference to Exhibit 10.27 to the 10-K Annual Report for 2000)

10.13	Lease dated March 27, 2000 between the Equitable Life Assurance Society of the United States and Internet Capital Group, Inc. for premises located in Boston, Massachusetts (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.14	Form of Promissory Note issued in connection with the exercise of Internet Capital Group, Inc.’s stock options in May, June and July of 1999 (incorporated by reference to Exhibit 10.33 to Amendment No. 1 to the IPO Registration Statement filed by the Company on June 22, 1999 Registration No. 333-78913) (the “IPO Amendment No. 1) )

10.15	Form of Restrictive Covenant Agreement issued in connection with the exercise of Internet Capital Group Inc.’s stock options in May, June and July of 1999 (incorporated by reference to Exhibit 10.34 to the IPO Amendment No. 1)

10.16	Securities Purchase Agreement dated October 27, 1999 by and among eMerge Interactive, Inc., J. Technologies, LLC and Internet Capital Group, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed November 22, 1999 (File No. 0-26929))

10.17	Joint Venture Agreement dated October 26, 1999 by and between Internet Capital Group, Inc. and Safeguard Scientifics, Inc. (incorporated by reference to Exhibit 10.23 to the Registration Statement filed by the Company on November 22, 1999 (Registration No. 333-91447))

10.18	Purchase Agreement dated December 6, 1999 between Internet Capital Group, Inc. and AT&T Corp. (incorporated by reference to Exhibit 10.25 to the Registration Statement filed by the Company on December 6, 1999 (Registration No. 333-91447) (the “Follow-on Amendment No. 1”))

10.19	Purchase Agreement dated December 6, 1999 between Internet Capital Group, Inc. and Internet Assets, Inc. (incorporated by reference to Exhibit 10.26 to the Follow-on Amendment No. 1)

10.20	Purchase Agreement dated December 6, 1999 between Internet Capital Group, Inc. and Ford Motor Company (incorporated by reference to Exhibit 10.27 to Amendment No. 3 to the Registration Statement filed by the Company on December 15, 1999 (Registration No. 333-91447))

Exhibit Number	Document

10.21	Severance and Change in Control Agreement dated as of January 1, 2001 by and between Internet Capital Group, Inc. and Edward H. West (incorporated by reference to Exhibit 10.43 to the 10-K Annual Report for 2001)

10.22	Form of Letter Agreement dated September 20, 2001 between Internet Capital Group, Inc. and certain of its officers (the “Form Severance Letter Agreement) (incorporated by reference to Exhibit 10.44 to the 10-K Annual Report for 2001)

10.23	Separation of Employment Agreement and General Release between Nigel Andrews and Internet Capital Group, Inc. dated March 2, 2001 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2001)

10.24	Separation of Employment Agreement and General Release between Ronald W. Hovsepian and Internet Capital Group, Inc. dated April 15, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)

10.25	Amendment dated December 11, 2002 to Severance Letter Agreement dated September 20, 2001 by and between Internet Capital Group, Inc. and Henry Nassau which is substantially in the Form Severance Letter Agreement (incorporated by reference to Exhibit 10.25 to the Company’s 10-K Annual Report for 2002)

10.26	Severance Letter Agreement dated February 4, 2003 by and between Internet Capital Group, Inc. and Anthony Dolanski (incorporated by reference to Exhibit 10.26 to the Company’s 10-K Annual Report for 2002)

10.27	Warrant to Purchase Shares of Common Stock of Internet Capital Group, Inc. issued to AT&T Corp., dated January 29, 2001 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2001)

10.28	Tender Agreement among Fir Tree Value Fund, L.P., Fir Tree Institutional Value Fund, L.P., Fir Tree Value Partners, LDC, Fir Tree Recovery Master Fund, L.P. and Internet Capital Group, Inc. dated October 29, 2001 (incorporated by reference to the Company’s filing on Form SC TO-I/A filed on November 1, 2001 (File No. 005-578-57841))

10.29	First Amendment to Tender Agreement among Fir Tree Value Fund, L.P., Fir Tree Institutional Value Fund, L.P., Fir Tree Value Partners, LDC, Fir Tree Recovery Master Fund, L.P. and Internet Capital Group, Inc. dated October 31, 2001 (incorporated by reference to the Company’s filing on Form SC TO-I/A filed on November 1, 2001 (File No. 005-578-57841))

10.30	Letter of Credit Agreement dated as of September 30, 2002, by and between Comerica Bank-California and Internet Capital Group, Inc., ICG Holdings, Inc. and Internet Capital Group Operations, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.31	Form of Promissory Note (Option Loan) by and between Internet Capital Group Operations, Inc. and certain of its officers (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.32	Form of Share Pledge Agreement by and between Internet Capital Group Operations, Inc. and certain of its officers (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

Exhibit Number	Document

10.33	Form of Promissory Note (Tax Loan) by and between Internet Capital Group Operations, Inc. and certain of its officers (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.34	Severance and Change in Control Agreement by and between ICG Commerce, Inc. and Edward H. West dated as of January 1, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2003)

10.35	Letter Agreement between Internet Capital Group and Edward H. West dated February 24, 2003 relating to termination of employment (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2003)

10.36	Agreement of Lease between FV Office Partners, L.P. and Internet Capital Group Operations, Inc. dated June 30, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2003)

10.37	First Amendment to lease between FV Office Partners, L.P. and Internet Capital Group Operations, Inc. dated November 20, 2003

10.38	Letter Agreement between Internet Capital Group, Inc. and Henry N. Nassau dated June 20, 2003 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2003)

10.39	First Amendment to Letter of Credit Agreement dated as of October 20, 2003 by and between Comerica Bank, ICG Holdings, Inc. and Internet Capital Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2003)

10.40	Employment Agreement among Internet Capital Group Operations, Inc., Walter W. Buckley, III and Internet Capital Group, Inc. dated as of March 9, 2004

11.1	Statement Regarding Computation of Per Share Earnings (included herein at Note 2-”Significant Accounting Policies” in the subsection “Net Loss Per Share” to the Consolidated Financial Statements and Note 21-” Net Loss Per Share” to the Consolidated Financial Statements)

21.1	Subsidiaries of Internet Capital Group, Inc.

23.1	Consent of KPMG LLP regarding Internet Capital Group, Inc.

31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Security Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2004

INTERNET CAPITAL GROUP, INC.

By:	/s/ ANTHONY P. DOLANSKI
Name:	Anthony P. Dolanski
Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities set forth above.

Signature	Title

/s/ WALTER W. BUCKLEY, III Walter W. Buckley, III	Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)

/s/ ANTHONY P. DOLANSKI Anthony P. Dolanski	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ DAVID J. BERKMAN David J. Berkman	Director

/s/ DAVID K. DOWNES David K. Downes	Director

/s/ THOMAS P. GERRITY Thomas P. Gerrity	Director

/s/ ROBERT E. KEITH, JR. Robert E. Keith, Jr.	Director

/s/ WARREN V. MUSSER Warren V. Musser	Director

/s/ PHILIP J. RINGO Philip J. Ringo	Director

/s/ MICHAEL D. ZISMAN Michael D. Zisman	Director

Exhibit Index

The following is a list of exhibits required by Item 601 of Regulation S-K filed as part of this Report. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

Exhibit Number	Document

2.1	Agreement of Merger, dated February 2, 1999, between Internet Capital Group, L.L.C. and Internet Capital Group, Inc. (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-1 filed by the Company on May 11, 1999 (Registration No. 333-78193) (the “IPO Registration Statement”))

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form 8-A filed by the Company on August 4, 1999 (Registration No. 000-26989) (the “8-A Registration Statement”))

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 2.2 to the 8-A Registration Statement)

3.3	Certificate of Amendment of Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “10-K Annual Report for 2002”) )

4.1	Specimen Certificate for Internet Capital Group’s Common Stock (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the IPO Registration Statement filed by the Company on August 2, 1999 (Registration No. 333-78193) (the “IPO Amendment No. 3”))

4.2	Indenture between Internet Capital Group, Inc. and Chase Manhattan Trust Company, National Association, as Trustee, for the 5 1/2% Convertible Subordinated Notes due 2004 (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on March 16, 2000 (File No. 000-26929) (the “10-K Annual Report for 2000”))

4.3	Form of 5 1/2% Convertible Subordinated Notes due 2004 of Internet Capital Group (incorporated by reference to Exhibit 4.2 to the 10-K Annual Report for 2000)

4.4	Rights Agreement, dated as of November 22, 2000, between Internet Capital Group, Inc. and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, which includes as Exhibit B thereto the Form of Rights Certificate, incorporated by reference to Exhibit 1.1 to Internet Capital Group, Inc.’s Registration Statement on Form 8-A, dated December 1, 2000 (incorporated by reference to the Company’s Current Report on Form 8-K filed December 1, 2000 (File No. 0-26929))

10.1	Internet Capital Group, L.L.C. 1998 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the IPO Registration Statement)

10.1.1

Internet Capital Group, Inc. 1999 Equity Compensation Plan as Amended and Restated July 25, 2001 (the “Internet Capital Group, Inc. 1999 Equity Compensation Plan”) (incorporated by reference to Exhibit 10.1.4 to the Company’s Annual Report on Form 10-K filed on April 1, 2002 (the “10-K Annual Report for 2001”) )

Exhibit Number	Document

10.1.2	Amendment No. 1 to the Internet Capital Group, Inc. 1999 Equity Compensation Plan (incorporated by reference to Exhibit 10.1.2 to the Company’s 10-K Annual Report for 2002)

10.1.3	Amendment No. 2 to the Internet Capital Group, Inc. 1999 Equity Compensation Plan (incorporated by reference to Exhibit 10.1.3 to the Company’s 10-K Annual Report for 2002)

10.2	Internet Capital Group, L.L.C. Option Plan for Non-Employee Managers (incorporated by reference to Exhibit 10.2 to the IPO Registration Statement)

10.2.1	Internet Capital Group, Inc. Directors’ Option Plan (incorporated by reference to Exhibit 10.2.1 to the IPO Registration Statement)

10.2.2	Internet Capital Group, Inc. Executive Deferred Compensation Plan, amended and restated effective September 1, 2002 (incorporated by reference to Exhibit 10.2.2 to the Company’s 10-K Annual Report for 2002)

10.3	Logistics.com, Inc. 2001 Equity Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company’s 10-K Annual Report for 2002)

10.3.1	Amendment No. 1 to the Logistics.com, Inc 2001 Equity Compensation Plan (incorporated by reference to Exhibit 10.3.1 to the Company’s 10-K Annual Report for 2002)

10.4	Internet Capital Group, L.L.C. Membership Profit Interest Plan (incorporated by reference to Exhibit 10.3 to the IPO Registration Statement)

10.5	Amended and Restated Limited Liability Company Agreement of Internet Capital Group, L.L.C., dated January 4, 1999 (incorporated by reference to Exhibit 10.5.1 to the IPO Registration Statement)

10.6	Exchange Offer Agreement dated as of February 24, 2000 by and among eCredit.com, Inc., Internet Capital Group, Inc. and ICG Holdings, Inc. (incorporated by reference to Exhibit 2.2 of the Registrant’s Registration Statement on Form S-4 filed April 13, 2000 (Registration No. 333-34722) (the “S-4”) )

10.7	Stock Purchase Agreement between Internet Capital Group, Inc. and International Business Machines Corporation (incorporated by reference to Exhibit 10.23.1 Amendment No. 2 to the IPO Registration Statement filed by the Company on July 16, 1999 (Registration No. 333-79193) )

10.8	Lease dated January 1, 2000 between Bebob Associates and Internet Capital Group, Inc. for premises located in Wayne, Pennsylvania (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.9

Amendment to Lease dated February 1, 2000 between Bebob Associates and Internet Capital Group, Inc. for additional space in Wayne, Pennsylvania (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form l0-Q for the quarter ended June 30, 2000)

Exhibit Number	Document

10.10	Second Amendment to Lease dated May 9, 2000 between Bebob Associates, Inc. and Internet Capital Group, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.11	Third Amendment to Lease dated November 29, 2000 between Bebob Associates, Inc. and Internet Capital Group, Inc. (incorporated by reference to Exhibit 10.26 to the 10-K Annual Report for 2000)

10.12	Assignment and Assumption Agreement dated December 31, 2000 among Internet Capital Group, Inc., Internet Capital Group Operations, Inc. and Bebob Associates (incorporated by reference to Exhibit 10.27 to the 10-K Annual Report for 2000)

10.13	Lease dated March 27, 2000 between the Equitable Life Assurance Society of the United States and Internet Capital Group, Inc. for premises located in Boston, Massachusetts (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.14	Form of Promissory Note issued in connection with the exercise of Internet Capital Group, Inc.’s stock options in May, June and July of 1999 (incorporated by reference to Exhibit 10.33 to Amendment No. 1 to the IPO Registration Statement filed by the Company on June 22, 1999 Registration No. 333-78913) (the “IPO Amendment No. 1) )

10.15	Form of Restrictive Covenant Agreement issued in connection with the exercise of Internet Capital Group, Inc.’s stock options in May, June and July of 1999 (incorporated by reference to Exhibit 10.34 to the IPO Amendment No. 1)

10.16	Securities Purchase Agreement dated October 27, 1999 by and among eMerge Interactive, Inc., J. Technologies, LLC and Internet Capital Group, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed November 22, 1999 (File No. 0-26929))

10.17	Joint Venture Agreement dated October 26, 1999 by and between Internet Capital Group, Inc. and Safeguard Scientifics, Inc. (incorporated by reference to Exhibit 10.23 to the Registration Statement filed by the Company on November 22, 1999 (Registration No. 333-91447))

10.18	Purchase Agreement dated December 6, 1999 between Internet Capital Group, Inc. and AT&T Corp. (incorporated by reference to Exhibit 10.25 to the Registration Statement filed by the Company on December 6, 1999 (Registration No. 333-91447) (the “Follow-on Amendment No. 1”))

10.19	Purchase Agreement dated December 6, 1999 between Internet Capital Group, Inc. and Internet Assets, Inc. (incorporated by reference to Exhibit 10.26 to the Follow-on Amendment No. 1)

10.20

Purchase Agreement dated December 6, 1999 between Internet Capital Group, Inc. and Ford Motor Company (incorporated by reference to Exhibit 10.27 to Amendment No. 3 to the Registration Statement filed by the Company on December 15, 1999 (Registration No. 333-91447))

Exhibit Number	Document

10.21	Severance and Change in Control Agreement dated as of January 1, 2001 by and between Internet Capital Group, Inc. and Edward H. West (incorporated by reference to Exhibit 10.43 to the 10-K Annual Report for 2001)

10.22	Form of Letter Agreement dated September 20, 2001 between Internet Capital Group, Inc. and certain of its officers (the “Form Severance Letter Agreement) (incorporated by reference to Exhibit 10.44 to the 10-K Annual Report for 2001)

10.23	Separation of Employment Agreement and General Release between Nigel Andrews and Internet Capital Group, Inc. dated March 2, 2001 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2001)

10.24	Separation of Employment Agreement and General Release between Ronald W. Hovsepian and Internet Capital Group, Inc. dated April 15, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)

10.25	Amendment dated December 11, 2002 to Severance Letter Agreement dated September 20, 2001 by and between Internet Capital Group, Inc. and Henry Nassau which is substantially in the Form Severance Letter Agreement (incorporated by reference to Exhibit 10.25 to the Company’s 10-K Annual Report for 2002)

10.26	Severance Letter Agreement dated February 4, 2003 by and between Internet Capital Group, Inc. and Anthony Dolanski (incorporated by reference to Exhibit 10.26 to the Company’s 10-K Annual Report for 2002)

10.27	Warrant to Purchase Shares of Common Stock of Internet Capital Group, Inc. issued to AT&T Corp., dated January 29, 2001 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2001)

10.28	Tender Agreement among Fir Tree Value Fund, L.P., Fir Tree Institutional Value Fund, L.P., Fir Tree Value Partners, LDC, Fir Tree Recovery Master Fund, L.P. and Internet Capital Group, Inc. dated October 29, 2001 (incorporated by reference to the Company’s filing on Form SC TO-I/A filed on November 1, 2001 (File No. 005-578-57841))

10.29	First Amendment to Tender Agreement among Fir Tree Value Fund, L.P., Fir Tree Institutional Value Fund, L.P., Fir Tree Value Partners, LDC, Fir Tree Recovery Master Fund, L.P. and Internet Capital Group, Inc. dated October 31, 2001 (incorporated by reference to the Company’s filing on Form SC TO-I/A filed on November 1, 2001 (File No. 005-578-57841))

10.30	Letter of Credit Agreement dated as of September 30, 2002, by and between Comerica Bank-California and Internet Capital Group, Inc., ICG Holdings, Inc. and Internet Capital Group Operations, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.31

Form of Promissory Note (Option Loan) by and between Internet Capital Group Operations, Inc. and certain of its officers (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

Exhibit Number	Document

10.32	Form of Share Pledge Agreement by and between Internet Capital Group Operations, Inc. and certain of its officers (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.33	Form of Promissory Note (Tax Loan) by and between Internet Capital Group Operations, Inc. and certain of its officers (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.34	Severance and Change in Control Agreement by and between ICG Commerce, Inc. and Edward H. West dated as of January 1, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2003)

10.35	Letter Agreement between Internet Capital Group and Edward H. West dated February 24, 2003 relating to termination of employment (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2003)

10.36	Agreement of Lease between FV Office Partners, L.P. and Internet Capital Group Operations, Inc. dated June 30, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2003)

10.37	First Amendment to lease between FV Office Partners, L.P. and Internet Capital Group Operations, Inc. dated November 20, 2003

10.38	Letter Agreement between Internet Capital Group, Inc. and Henry N. Nassau dated June 20, 2003 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2003)

10.39	First Amendment to Letter of Credit Agreement dated as of October 20, 2003 by and between Comerica Bank, ICG Holdings, Inc. and Internet Capital Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2003)

10.40	Employment Agreement among Internet Capital Group Operations, Inc., Walter W. Buckley, III and Internet Capital Group, Inc. dated as of March 9, 2004

11.1	Statement Regarding Computation of Per Share Earnings (included herein at Note 2 – “Significant Accounting Policies: in the subsection “Net Loss Per Share” to the Consolidated Financial Statements and Note 21 – “Net Loss Per Share” to the Consolidated Financial Statements)

21.1	Subsidiaries of Internet Capital Group, Inc.

23.1	Consent of KPMG LLP regarding Internet Capital Group, Inc.

31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002