Form 10-K/A
period 2003-12-31
INTERNET CAPITAL GROUP INC
filed 2004-04-15
CIK 1085621

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐.

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the “Definitive Proxy Statement”) filed with the Securities and Exchange Commission (the “SEC”) relative to the Company’s Annual Meeting of Stockholders for the fiscal year ended December 31, 2003 are incorporated by reference into Part III of this Report.

EXPLANATORY NOTE

In accordance with Exchange Act Rule 12b-15, this Amendment No. 1 on Form 10-K/A amends certain items of the Annual Report on Form 10-K of Internet Capital Group. Inc. (the “Registrant”) for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission on March 15, 2004, and presents the relevant text of the items amended, as amended. These amended items do not restate the Registrant’s consolidated financial statements previously filed in the Form 10-K. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K or modify or update those disclosures affected by subsequent events.

The changes reflected by this Form 10-K/A relate to the Exhibit Index in Part II, Item 6 (the “Exhibit Index”) and reflect (1) the inclusion of the Consolidated Financial Statements of Universal Access Global Holdings Inc. (incorporated by reference to the financial statements of Universal Access Global Holdings Inc. included in its Report on Form 10-K, filed on April 14, 2004) as Exhibit 99.1 hereto, and (2) the inclusion of the Consent of PricewaterhouseCoopers LLP regarding the incorporation by reference of the Consolidated Financial Statements of Universal Access Global Holdings Inc. as Exhibit 23.2 hereto. The Exhibit Index is also amended to reflect the inclusion, pursuant to Rule 12b-15, of updated certifications of certain executive officers.

PART IV

ITEM 15.	Exhibits

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

Exhibit Number	Document

2.1	Agreement of Merger, dated February 2, 1999, between Internet Capital Group, L.L.C. and Internet Capital Group, Inc. (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-1 filed by the Company on May 11, 1999 (Registration No. 333-78193) (the “IPO Registration Statement”))

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form 8-A filed by the Company on August 4, 1999 (Registration No. 000-26989) (the “8-A Registration Statement”))

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 2.2 to the 8-A Registration Statement)

3.3	Certificate of Amendment of Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “10-K Annual Report for 2002”))

4.1	Specimen Certificate for Internet Capital Group’s Common Stock (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the IPO Registration Statement filed by the Company on August 2, 1999 (Registration No. 333-78193) (the “IPO Amendment No. 3”))

4.2	Indenture between Internet Capital Group, Inc. and Chase Manhattan Trust Company, National Association, as Trustee, for the 5 1/2% Convertible Subordinated Notes due 2004 (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on March 16, 2000 (File No. 000-26929) (the “10-K Annual Report for 2000”))

4.3	Form of 5 1/2% Convertible Subordinated Notes due 2004 of Internet Capital Group (incorporated by reference to Exhibit 4.2 to the 10-K Annual Report for 2000)

4.4	Rights Agreement, dated as of November 22, 2000, between Internet Capital Group, Inc. and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, which includes as Exhibit B thereto the Form of Rights Certificate, incorporated by reference to Exhibit 1.1 to Internet Capital Group, Inc.’s Registration Statement on Form 8-A, dated December 1, 2000 (incorporated by reference to the Company’s Current Report on Form 8-K filed December 1, 2000 (File No. 0-26929))

Exhibit Number	Document

10.1	Internet Capital Group, L.L.C. 1998 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the IPO Registration Statement)

10.1.1	Internet Capital Group, Inc. 1999 Equity Compensation Plan as Amended and Restated July 25, 2001 (the “Internet Capital Group, Inc. 1999 Equity Compensation Plan”) (incorporated by reference to Exhibit 10.1.4 to the Company’s Annual Report on Form 10-K filed on April 1, 2002 (the “10-K Annual Report for 2001”))

10.1.2	Amendment No. 1 to the Internet Capital Group, Inc. 1999 Equity Compensation Plan (incorporated by reference to Exhibit 10.1.2 to the Company’s 10-K Annual Report for 2002)

10.1.3	Amendment No. 2 to the Internet Capital Group, Inc. 1999 Equity Compensation Plan (incorporated by reference to Exhibit 10.1.3 to the Company’s 10-K Annual Report for 2002)

10.2	Internet Capital Group, L.L.C. Option Plan for Non-Employee Managers (incorporated by reference to Exhibit 10.2 to the IPO Registration Statement)

10.2.1	Internet Capital Group, Inc. Directors’ Option Plan (incorporated by reference to Exhibit 10.2.1 to the IPO Registration Statement)

10.2.2	Internet Capital Group, Inc. Executive Deferred Compensation Plan, amended and restated effective September 1, 2002 (incorporated by reference to Exhibit 10.2.2 to the Company’s 10-K Annual Report for 2002)

10.3	Logistics.com, Inc. 2001 Equity Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company’s 10-K Annual Report for 2002)

10.3.1	Amendment No. 1 to the Logistics.com, Inc. 2001 Equity Compensation Plan (incorporated by reference to Exhibit 10.3.1 to the Company’s 10-K Annual Report for 2002)

10.4	Internet Capital Group, L.L.C. Membership Profit Interest Plan (incorporated by reference to Exhibit 10.3 to the IPO Registration Statement)

10.5	Amended and Restated Limited Liability Company Agreement of Internet Capital Group, L.L.C., dated January 4, 1999 (incorporated by reference to Exhibit 10.5.1 to the IPO Registration Statement)

10.6	Exchange Offer Agreement dated as of February 24, 2000 by and among eCredit.com, Inc., Internet Capital Group, Inc. and ICG Holdings, Inc. (incorporated by reference to Exhibit 2.2 of the Registrant’s Registration Statement on Form S-4 filed April 13, 2000 (Registration No. 333-34722) (the “S-4”))

10.7	Stock Purchase Agreement between Internet Capital Group, Inc. and International Business Machines Corporation (incorporated by reference to Exhibit 10.23.1 Amendment No. 2 to the IPO Registration Statement filed by the Company on July 16, 1999 (Registration No. 333-79193))

10.8	Lease dated January 1, 2000 between Bebob Associates and Internet Capital Group, Inc. for premises located in Wayne, Pennsylvania (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

Exhibit Number	Document

10.9	Amendment to Lease dated February 1, 2000 between Bebob Associates and Internet Capital Group, Inc. for additional space in Wayne, Pennsylvania (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form l0-Q for the quarter ended June 30, 2000)

10.10	Second Amendment to Lease dated May 9, 2000 between Bebob Associates, Inc. and Internet Capital Group, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.11	Third Amendment to Lease dated November 29, 2000 between Bebob Associates, Inc. and Internet Capital Group, Inc. (incorporated by reference to Exhibit 10.26 to the 10-K Annual Report for 2000)

10.12	Assignment and Assumption Agreement dated December 31, 2000 among Internet Capital Group, Inc., Internet Capital Group Operations, Inc. and Bebob Associates (incorporated by reference to Exhibit 10.27 to the Annual Report for 2000)

10.13	Lease dated March 27, 2000 between the Equitable Life Assurance Society of the United States and Internet Capital Group, Inc. for premises located in Boston, Massachusetts (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.14	Form of Promissory Note issued in connection with the exercise of Internet Capital Group, Inc.’s stock options in May, June and July of 1999 (incorporated by reference to Exhibit 10.33 to Amendment No. 1 to the IPO Registration Statement filed by the Company on June 22, 1999 Registration No. 333-78913) (the “IPO Amendment No. 1”)

10.15	Form of Restrictive Covenant Agreement issued in connection with the exercise of Internet Capital Group, Inc.’s stock options in May, June and July of 1999 (incorporated by reference to Exhibit 10.34 to the IPO Amendment No. 1)

10.16	Securities Purchase Agreement dated October 27, 1999 by and among eMerge Interactive, Inc., J. Technologies, LLC and Internet Capital Group, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed November 22, 1999 (File No. 0-26929))

10.17	Joint Venture Agreement dated October 26, 1999 by and between Internet Capital Group, Inc. and Safeguard Scientifics, Inc. (incorporated by reference to Exhibit 10.23 to the Registration Statement filed by the Company on November 22, 1999 (Registration No. 333-91447))

10.18	Purchase Agreement dated December 6, 1999 between Internet Capital Group, Inc. and AT&T Corp. (incorporated by reference to Exhibit 10.25 to the Registration Statement filed by the Company on December 6, 1999 (Registration No. 333-91447) (the “Follow-on Amendment No. 1”))

10.19	Purchase Agreement dated December 6, 1999 between Internet Capital Group, Inc. and Internet Assets, Inc. (incorporated by reference to Exhibit 10.26 to the Follow-on Amendment No. 1)

10.20	Purchase Agreement dated December 6, 1999 between Internet Capital Group, Inc. and Ford Motor Company (incorporated by reference to Exhibit 10.27 to Amendment No. 3 to the Registration Statement filed by the Company on December 15, 1999 (Registration No. 333-91447))

Exhibit Number	Document

10.21	Severance and Change in Control Agreement dated as of January 1, 2001 by and between Internet Capital Group, Inc. and Edward H. West (incorporated by reference to Exhibit 10.43 to the 10-K Annual Report for 2001)

10.22	Form of Letter Agreement dated September 20, 2001 between Internet Capital Group, Inc. and certain of its officers (the “Form Severance Letter Agreement”) (incorporated by reference to Exhibit 10.44 to the 10-K Annual Report for 2001)

10.23	Separation of Employment Agreement and General Release between Nigel Andrews and Internet Capital Group, Inc. dated March 2, 2001 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2001)

10.24	Separation of Employment Agreement and General Release between Ronald W. Hovsepian and Internet Capital Group, Inc. dated April 15, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)

10.25	Amendment dated December 11, 2002 to Severance Letter Agreement dated September 20, 2001 by and between Internet Capital Group, Inc. and Henry Nassau which is substantially in the Form Severance Letter Agreement (incorporated by reference to Exhibit 10.25 to the Company’s 10-K Annual Report for 2002)

10.26	Severance Letter Agreement dated February 4, 2003 by and between Internet Capital Group, Inc. and Anthony Dolanski (incorporated by reference to Exhibit 10.26 to the Company’s 10-K Annual Report for 2002)

10.27	Warrant to Purchase Shares of Common Stock of Internet Capital Group, Inc. issued to AT&T Corp., dated January 29, 2001 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2001)

10.28	Tender Agreement among Fir Tree Value Fund, L.P., Fir Tree Institutional Value Fund, L.P., Fir Tree Value Partners, LDC, Fir Tree Recovery Master Fund, L.P. and Internet Capital Group, Inc. dated October 29, 2001 (incorporated by reference to the Company’s filing on Form SC TO-I/A filed on November 1, 2001 (File No. 005-578-57841))

10.29	First Amendment to Tender Agreement among Fir Tree Value Fund, L.P., Fir Tree Institutional Value Fund, L.P., Fir Tree Value Partners, LDC, Fir Tree Recovery Master Fund, L.P. and Internet Capital Group, Inc. dated October 31, 2001 (incorporated by reference to the Company’s filing on Form SC TO-I/A filed on November 1, 2001 (File No. 005-578-57841))

10.30	Letter of Credit Agreement dated as of September 30, 2002, by and between Comerica Bank-California and Internet Capital Group, Inc., ICG Holdings, Inc. and Internet Capital Group Operations, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.31	Form of Promissory Note (Option Loan) by and between Internet Capital Group Operations, Inc. and certain of its officers (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.32	Form of Share Pledge Agreement by and between Internet Capital Group Operations, Inc. and certain of its officers (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly

Exhibit Number	Document

Report on Form 10-Q for the quarter ended September 30, 2002)

10.33	Form of Promissory Note (Tax Loan) by and between Internet Capital Group Operations, Inc. and certain of its officers (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.34	Severance and Change in Control Agreement by and between ICG Commerce, Inc. and Edward H. West dated as of January 1, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2003)

10.35	Letter Agreement between Internet Capital Group and Edward H. West dated February 24, 2003 relating to termination of employment (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2003)

10.36	Agreement of Lease between FV Office Partners, L.P. and Internet Capital Group Operations, Inc. dated June 30, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2003)

10.37	First Amendment to lease between FV Office Partners, L.P. and Internet Capital Group Operations, Inc. dated November 20, 2003**

10.38	Letter Agreement between Internet Capital Group, Inc. and Henry N. Nassau dated June 20, 2003 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2003)

10.39	First Amendment to Letter of Credit Agreement dated as of October 20, 2003 by and between Comerica Bank, ICG Holdings, Inc. and Internet Capital Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2003)

10.40	Employment Agreement among Internet Capital Group Operations, Inc., Walter W. Buckley, III and Internet Capital Group, Inc. dated as of March 9, 2004**

11.1	Statement Regarding Computation of Per Share Earnings (included herein at Note 2- “Significant Accounting Policies” in the subsection “Net Loss Per Share” to the Consolidated Financial Statements and Note 21- “ Net Loss Per Share” to the Consolidated Financial Statements)**

21.1	Subsidiaries of Internet Capital Group, Inc.**

23.1	Consent of KPMG LLP regarding Internet Capital Group, Inc.**

23.2	Consent of PricewaterhouseCoopers LLP regarding Universal Access Global Holdings Inc.*

31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit Number	Document

32.2	Certification of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002*

99.1	Consolidated Financial Statements of Universal Access Global Holdings Inc. (incorporated by reference to Universal Access Global Holdings Inc.’s financial statements included in its Report on Form 10-K, filed on April 14, 2004))*

*	Filed herewith
**	Filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (filed on March 15, 2004)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Security Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 14, 2004

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

Exhibit Number	Document

2.1	Agreement of Merger, dated February 2, 1999, between Internet Capital Group, L.L.C. and Internet Capital Group, Inc. (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-1 filed by the Company on May 11, 1999 (Registration No. 333-78193) (the “IPO Registration Statement”))

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form 8-A filed by the Company on August 4, 1999 (Registration No. 000-26989) (the “8-A Registration Statement”))

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 2.2 to the 8-A Registration Statement)

3.3	Certificate of Amendment of Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (“10-K Annual Report for 2002”) )

4.1	Specimen Certificate for Internet Capital Group’s Common Stock (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the IPO Registration Statement filed by the Company on August 2, 1999 (Registration No. 333-78193) (the “IPO Amendment No. 3”))

4.2	Indenture between Internet Capital Group, Inc. and Chase Manhattan Trust Company, National Association, as Trustee, for the 5 1/2% Convertible Subordinated Notes due 2004 (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on March 16, 2000 (File No. 000-26929) (the “10-K Annual Report for 2000”))

4.3	Form of 5 1/2% Convertible Subordinated Notes due 2004 of Internet Capital Group (incorporated by reference to Exhibit 4.2 to the 10-K Annual Report for 2000)

4.4	Rights Agreement, dated as of November 22, 2000, between Internet Capital Group, Inc. and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, which includes as Exhibit B thereto the Form of Rights Certificate, incorporated by reference to Exhibit 1.1 to Internet Capital Group, Inc.’s Registration Statement on Form 8-A, dated December 1, 2000 (incorporated by reference to the Company’s Current Report on Form 8-K filed December 1, 2000 (File No. 0-26929))

10.1	Internet Capital Group, L.L.C. 1998 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the IPO Registration Statement)

10.1.1	Internet Capital Group, Inc. 1999 Equity Compensation Plan as Amended and Restated July 25, 2001 (the “Internet Capital Group, Inc. 1999 Equity Compensation Plan”) (incorporated by reference to Exhibit 10.1.4 to the Company’s Annual Report on Form 10-K filed on April 1, 2002 (the “10-K Annual Report for 2001”))

10.1.2	Amendment No. 1 to the Internet Capital Group, Inc. 1999 Equity Compensation Plan (incorporated by reference to Exhibit 10.1.2 to the Company’s 10-K Annual Report for 2002)

Exhibit Number	Document

10.1.3	Amendment No. 2 to the Internet Capital Group, Inc. 1999 Equity Compensation Plan (incorporated by reference to Exhibit 10.1.3 to the Company’s 10-K Annual Report for 2002)

10.2	Internet Capital Group, L.L.C. Option Plan for Non-Employee Managers (incorporated by reference to Exhibit 10.2 to the IPO Registration Statement)

10.2.1	Internet Capital Group, Inc. Directors’ Option Plan (incorporated by reference to Exhibit 10.2.1 to the IPO Registration Statement)

10.2.2	Internet Capital Group, Inc. Executive Deferred Compensation Plan, amended and restated effective September 1, 2002 (incorporated by reference to Exhibit 10.2.2 to the Company’s 10-K Annual Report for 2002)

10.3	Logistics.com, Inc 2001 Equity Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company’s 10-K Annual Report for 2002)

10.3.1	Amendment No. 1 to the Logistics.com, Inc 2001 Equity Compensation Plan (incorporated by reference to Exhibit 10.3.1 to the Company’s 10-K Annual Report for 2002)

10.4	Internet Capital Group, L.L.C. Membership Profit Interest Plan (incorporated by reference to Exhibit 10.3 to the IPO Registration Statement)

10.5	Amended and Restated Limited Liability Company Agreement of Internet Capital Group, L.L.C., dated January 4, 1999 (incorporated by reference to Exhibit 10.5.1 to the IPO Registration Statement)

10.6	Exchange Offer Agreement dated as of February 24, 2000 by and among eCredit.com, Inc., Internet Capital Group, Inc. and ICG Holdings, Inc. (incorporated by reference to Exhibit 2.2 of the Registrant’s Registration Statement on Form S-4 filed April 13, 2000 (Registration No. 333-34722) (the “S-4”))

10.7	Stock Purchase Agreement between Internet Capital Group, Inc. and International Business Machines Corporation (incorporated by reference to Exhibit 10.23.1 Amendment No. 2 to the IPO Registration Statement filed by the Company on July 16, 1999 (Registration No. 333-79193))

10.8	Lease dated January 1, 2000 between Bebob Associates and Internet Capital Group, Inc. for premises located in Wayne, Pennsylvania (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.9	Amendment to Lease dated February 1, 2000 between Bebob Associates and Internet Capital Group, Inc. for additional space in Wayne, Pennsylvania (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form l0-Q for the quarter ended June 30, 2000)

10.10	Second Amendment to Lease dated May 9, 2000 between Bebob Associates, Inc. and Internet Capital Group, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

Exhibit Number	Document

10.11	Third Amendment to Lease dated November 29, 2000 between Bebob Associates, Inc. and Internet Capital Group, Inc. (incorporated by reference to Exhibit 10.26 to the 10-K Annual Report for 2000)

10.12	Assignment and Assumption Agreement dated December 31, 2000 among Internet Capital Group, Inc., Internet Capital Group Operations, Inc. and Bebob Associates (incorporated by reference to Exhibit 10.27 to the Annual Report for 2000)

10.13	Lease dated March 27, 2000 between the Equitable Life Assurance Society of the United States and Internet Capital Group, Inc. for premises located in Boston, Massachusetts (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.14	Form of Promissory Note issued in connection with the exercise of Internet Capital Group, Inc.’s stock options in May, June and July of 1999 (incorporated by reference to Exhibit 10.33 to Amendment No. 1 to the IPO Registration Statement filed by the Company on June 22, 1999 Registration No. 333-78913) (the “IPO Amendment No. 1”)

10.15	Form of Restrictive Covenant Agreement issued in connection with the exercise of Internet Capital Group, Inc.’s stock options in May, June and July of 1999 (incorporated by reference to Exhibit 10.34 to the IPO Amendment No. 1)

10.16	Securities Purchase Agreement dated October 27, 1999 by and among eMerge Interactive, Inc., J. Technologies, LLC and Internet Capital Group, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed November 22, 1999 (File No. 0-26929))

10.17	Joint Venture Agreement dated October 26, 1999 by and between Internet Capital Group, Inc. and Safeguard Scientifics, Inc. (incorporated by reference to Exhibit 10.23 to the Registration Statement filed by the Company on November 22, 1999 (Registration No. 333-91447))

10.18	Purchase Agreement dated December 6, 1999 between Internet Capital Group, Inc. and AT&T Corp. (incorporated by reference to Exhibit 10.25 to the Registration Statement filed by the Company on December 6, 1999 (Registration No. 333-91447) (the “Follow-on Amendment No. 1”))

10.19	Purchase Agreement dated December 6, 1999 between Internet Capital Group, Inc. and Internet Assets, Inc. (incorporated by reference to Exhibit 10.26 to the Follow-on Amendment No. 1)

10.20	Purchase Agreement dated December 6, 1999 between Internet Capital Group, Inc. and Ford Motor Company (incorporated by reference to Exhibit 10.27 to Amendment No. 3 to the Registration Statement filed by the Company on December 15, 1999 (Registration No. 333-91447))

10.21	Severance and Change in Control Agreement dated as of January 1, 2001 by and between Internet Capital Group, Inc. and Edward H. West (incorporated by reference to Exhibit 10.43 to the 10-K Annual Report for 2001)

10.22	Form of Letter Agreement dated September 20, 2001 between Internet Capital Group, Inc. and certain of its officers (the “Form Severance Letter Agreement”) (incorporated by reference to Exhibit 10.44 to the 10-K Annual Report for 2001)

Exhibit Number	Document

10.23	Separation of Employment Agreement and General Release between Nigel Andrews and Internet Capital Group, Inc. dated March 2, 2001 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2001)

10.24	Separation of Employment Agreement and General Release between Ronald W. Hovsepian and Internet Capital Group, Inc. dated April 15, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)

10.25	Amendment dated December 11, 2002 to Severance Letter Agreement dated September 20, 2001 by and between Internet Capital Group, Inc. and Henry Nassau which is substantially in the Form Severance Letter Agreement (incorporated by reference to Exhibit 10.25 to the Company’s 10-K Annual Report for 2002)

10.26	Severance Letter Agreement dated February 4, 2003 by and between Internet Capital Group, Inc. and Anthony Dolanski (incorporated by reference to Exhibit 10.26 to the Company’s 10-K Annual Report for 2002)

10.27	Warrant to Purchase Shares of Common Stock of Internet Capital Group, Inc. issued to AT&T Corp., dated January 29, 2001 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2001)

10.28	Tender Agreement among Fir Tree Value Fund, L.P., Fir Tree Institutional Value Fund, L.P., Fir Tree Value Partners, LDC, Fir Tree Recovery Master Fund, L.P. and Internet Capital Group, Inc. dated October 29, 2001 (incorporated by reference to the Company’s filing on Form SC TO-I/A filed on November 1, 2001 (File No. 005-578-57841))

10.29	First Amendment to Tender Agreement among Fir Tree Value Fund, L.P., Fir Tree Institutional Value Fund, L.P., Fir Tree Value Partners, LDC, Fir Tree Recovery Master Fund, L.P. and Internet Capital Group, Inc. dated October 31, 2001 (incorporated by reference to the Company’s filing on Form SC TO-I/A filed on November 1, 2001 (File No. 005-578-57841))

10.30	Letter of Credit Agreement dated as of September 30, 2002, by and between Comerica Bank-California and Internet Capital Group, Inc., ICG Holdings, Inc. and Internet Capital Group Operations, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.31	Form of Promissory Note (Option Loan) by and between Internet Capital Group Operations, Inc. and certain of its officers (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.32	Form of Share Pledge Agreement by and between Internet Capital Group Operations, Inc. and certain of its officers (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.33	Form of Promissory Note (Tax Loan) by and between Internet Capital Group Operations, Inc. and certain of its officers (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.34	Severance and Change in Control Agreement by and between ICG Commerce, Inc. and Edward H. West dated as of January 1, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2003)

Exhibit Number	Document

10.35	Letter Agreement between Internet Capital Group and Edward H. West dated February 24, 2003 relating to termination of employment (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2003)

10.36	Agreement of Lease between FV Office Partners, L.P. and Internet Capital Group Operations, Inc. dated June 30, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2003)

10.37	First Amendment to lease between FV Office Partners, L.P. and Internet Capital Group Operations, Inc. dated November 20, 2003**

10.38	Letter Agreement between Internet Capital Group, Inc. and Henry N. Nassau dated June 20, 2003 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2003)

10.39	First Amendment to Letter of Credit Agreement dated as of October 20, 2003 by and between Comerica Bank, ICG Holdings, Inc. and Internet Capital Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2003)

10.40	Employment Agreement among Internet Capital Group Operations, Inc., Walter W. Buckley, III and Internet Capital Group, Inc. dated as of March 9, 2004**

11.1	Statement Regarding Computation of Per Share Earnings (included herein at Note 2-”Significant Accounting Policies” in the subsection “Net Loss Per Share” to the Consolidated Financial Statements and Note 21-” Net Loss Per Share” to the Consolidated Financial Statements)**

21.1	Subsidiaries of Internet Capital Group, Inc.**

23.1	Consent of KPMG LLP regarding Internet Capital Group, Inc.**

23.2	Consent of PricewaterhouseCoopers LLP regarding Universal Access Global Holdings Inc.*

31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit Number	Document

99.1	Consolidated Financial Statements of Universal Access Global Holdings Inc. (incorporated by reference to Universal Access Global Holdings Inc.’s financial statements included in its Report on Form 10-K, filed on April 14, 2004)*
*	Filed herewith
**	Filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (filed on March 15, 2004)