Form 10-Q
period 2004-03-31
INTERNET CAPITAL GROUP INC
filed 2004-05-10
CIK 1085621

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

Commission File Number 000-26929

INTERNET CAPITAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	23-2996071
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

690 Lee Road, Suite 310, Wayne, PA (Address of principal executive offices)	19087 (Zip Code)

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

     The number of shares of the Company’s Common Stock outstanding as of May 10, 2004 was 38,056,600 shares.

INTERNET CAPITAL GROUP, INC.

FORM 10-Q

March 31, 2004

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

INTERNET CAPITAL GROUP, INC.
PARTNER COMPANIES AS OF MARCH 31, 2004

Agribuys, Inc. (“Agribuys”)
Anthem/CIC Ventures Fund LP (“Anthem”)
Arbinet — thexchange Inc. (“Arbinet”)
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
Syncra Systems, Inc. (“Syncra Systems”)
Tibersoft Corporation (“Tibersoft”)
Universal Access Global Holdings Inc. (“Universal Access”) (Nasdaq:UAXS)
Verticalnet, Inc. (“Verticalnet”) (Nasdaq:VERT)

PART I – FINANCIAL INFORMATION

INTERNET CAPITAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2004	2003
	(unaudited)
	(in thousands, except per share data)
Assets
Current Assets
Cash and cash equivalents	$79,780	$77,581
Restricted cash	1,802	1,819
Short term investments	9	9
Accounts receivable, net of allowance ($2,057-2004; $2,620-2003)	21,075	25,715
Prepaid expenses and other current assets	10,857	6,315

Total current assets	113,523	111,439
Assets of discontinued operations	278	278
Fixed assets, net	2,144	2,368
Ownership interests in Partner Companies	55,721	53,415
Available for sale securities	10,582	6,714
Goodwill	45,196	45,196
Intangibles, net	5,814	6,452
Other	4,549	5,301

Total Assets	$237,807	$231,163

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Convertible subordinated notes (Note 9)	$39,111	$173,919
Current maturities of other long-term debt	6,917	6,930
Accounts payable	16,233	19,263
Accrued expenses	15,560	15,141
Accrued compensation and benefits	4,905	7,907
Accrued restructuring	3,898	3,785
Deferred revenue	9,306	8,973

Total current liabilities	95,930	235,918
Liabilities of discontinued operations	278	278
Other long – term debt	30	30
Other liabilities	8,867	9,656
Minority interest	3,993	4,575

	109,098	250,457

Stockholders’ Equity (Deficit)
Preferred stock $0.01 par value; 10,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value; 2,000,000 shares authorized, 38,057 (2004) and 21,839 (2003) issued and outstanding	38	22
Additional paid in capital	3,521,093	3,251,068
Accumulated deficit	(3,393,715)	(3,269,920)
Unamortized deferred compensation	(2,602)	(712)
Notes receivable-stockholders	(460)	(460)
Accumulated other comprehensive income	4,355	708

Total stockholders’ equity (deficit)	128,709	(19,294)

Total Liabilities and Stockholders’ Equity (Deficit)	$237,807	$231,163

See notes to Consolidated Financial Statements

INTERNET CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2004	2003
	(in thousands, except per share data)
Revenue	$12,146	$19,395
Operating expenses
Cost of revenue	7,434	11,934
Selling, general and administrative	8,876	15,730
Research and development	2,495	5,461
Amortization of other intangibles	786	1,724
Impairment related and other	653	537

Total operating expenses	20,244	35,386

	(8,098)	(15,991)

Other income (loss), net	(113,739)	5,774
Interest income	227	442
Interest expense	(1,630)	(4,553)

Loss before minority interest and equity loss	(123,240)	(14,328)
Minority interest	630	1,434
Equity loss	(1,185)	(4,925)

Loss from continuing operations	(123,795)	(17,819)
Loss on discontinued operations	—	(283)

Net loss	$(123,795)	$(18,102)

Basic and diluted loss per share:
Loss from continuing operations	$(3.89)	$(1.32)
Loss on discontinued operations	—	(0.02)

	$(3.89)	$(1.34)

Shares used in computation of basic and diluted loss per share	31,853	13,479

See notes to Consolidated Financial Statements.

INTERNET CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2004	2003
	(in thousands)
Net cash used in operating activities	$(6,965)	$(8,710)
Investing Activities
Capital expenditures	(137)	(67)
Proceeds from sales of Partner Company ownership interests	13,156	—
Acquisitions of ownership interests in Partner Companies, net	(3,848)	(8,268)
Proceeds of short-term investments, net	—	4,990

Cash provided by (used in) investing activities	9,171	(3,345)

Financing Activities
Repurchase of convertible notes	—	(5,529)
Long term debt and capital lease obligations, net.	(13)	(45)
Line of credit borrowings	—	113
Line of credit repayments	—	(89)

Cash used in financing activities	(13)	(5,550)
Net increase (decrease) in Cash and Cash Equivalents	2,193	(17,605)
Effect of exchange rates on Cash	6	(542)
Cash and Cash Equivalents at the beginning of period	77,581	117,783

Cash and Cash Equivalents at the end of period	$79,780	$99,636

Supplemental non-cash — See Note 9.

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

Reverse stock split

     In May 2004, the Company recorded a one for twenty reverse stock split. The common stock and additional paid-in capital accounts and all share and per share amounts have been retroactively restated in these financial statements to reflect this reverse stock split.

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

THREE MONTHS ENDED MARCH 31, 2004
CommerceQuest
ICG Commerce

THREE MONTHS ENDED MARCH 31, 2003
Captive Capital
CommerceQuest
eCredit
Freeborders
ICG Commerce

Principles of Accounting for Ownership Interests in Partner Companies

     The various interests that the Company acquires in its Partner Companies are accounted for under three methods: consolidation, equity and cost. The applicable accounting method is generally determined based on the Company’s voting interest in a Partner Company.

Consolidation. Partner Companies in which the Company directly or indirectly owns more than 50% of the outstanding voting securities, and for which other shareholders do not possess the right to participate in significant management decisions, are generally accounted for under the consolidation method of accounting. Under this method, a Partner Company’s balance sheet and results of operations are reflected within the Company’s Consolidated Financial Statements. All significant intercompany accounts and transactions have been eliminated. Participation of other Partner Company stockholders in the net assets and in the earnings or losses of a consolidated Partner Company is reflected in the caption “Minority interest” in the Company’s Consolidated Balance Sheets and Statements of Operations. Minority interest adjusts the Company’s consolidated results of operations to reflect only the Company’s share of the earnings or losses of the consolidated Partner Company. The results of operations and cash flows of a consolidated Partner Company are included through the latest interim period in which the Company owned a greater than 50% direct or indirect voting interest for the entire interim period or otherwise exercised control over the Partner Company. Upon dilution of control below 50%, the accounting method is adjusted to the equity or cost method of accounting, as appropriate, for subsequent periods. Also, see Note 3.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. Significant Accounting Policies – (Continued)

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

     The Company records its ownership interest in equity securities of Partner Companies accounted for under the cost method at cost, unless these securities have readily determinable fair values based on quoted market prices, in which case these interests are valued at fair value and classified as available-for-sale securities or some other classification in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

Recent Accounting Pronouncements

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

     Also see Note 3.

Concentration of Customer Base and Credit Risk

     Approximately 17% of the Company’s revenue for the three months ended March 31, 2003, related to one customer of one of the Company’s consolidated Partner Companies. Accounts receivable from this customer as of March 31, 2003 were not significant. During 2003, this customer notified such consolidated Partner Company of the exercise of its right to terminate its arrangement to purchase services from such consolidated Partner Company effective January 1, 2004.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. Significant Accounting Policies – (Continued)

Accounts Receivable

     The Company provides services in which the Company manages the transaction between its customer and a third party supplier. In these transactions, the Company is responsible for paying the supplier for the full cost of the goods or services and the customer is responsible for paying the Company an amount, which is generally the Company’s cost plus a transaction fee, for the goods or services. The Company is typically responsible for paying the supplier independent of when and if the Company receives payment from its customer. The Company receives payment directly from its customer. The Company records the gross amount of the associated receivables and payables on the accompanying consolidated balance sheets. However, the Company records the net amount of the transaction fee as revenue on the accompanying consolidated statements of operations. As of March 31, 2004 and December 31, 2003, accounts receivable included approximately $14.3 million and $17.3 million, respectively, related to such transactions.

Stock-Based Compensation

     As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company measures compensation cost in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, no compensation expense is recorded for stock options issued to employees that are granted at fair market value. Stock options issued to non-employees are recorded at fair value at the date of grant. Fair value is determined using the Black-Scholes model and the expense is amortized over the vesting period.

     In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123,” which provides optional transition guidance for those companies electing to voluntarily adopt the accounting provisions of SFAS No. 123. In addition, the statement mandates certain disclosures that are incremental to those required by SFAS No. 123. The Company has continued to account for stock-based compensation in accordance with APB No. 25. The Company has adopted the disclosure-only provisions of SFAS No. 148.

     In March 2004, the Company issued 5.9 million shares of restricted stock to employees that generally vest over four years with acceleration provisions based on certain operating metrics. The value of the restricted stock at the date of grant of $2.1 million will be recorded as deferred compensation.

     The following table illustrates the effect on the Company’s net loss and net loss per share as if the fair value based method had been applied to all outstanding and unvested awards:

	Three Months Ended March 31,
	2004	2003
	(in thousands, except per share data)
Net loss, as reported	$(123,795)	$(18,102)
Add stock-based employee compensation expense included in reported net loss	254	1,311
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards	(1,989)	(5,095)

Pro forma net loss	$(125,530)	$(21,886)

Net loss per share, as reported	$(3.89)	$(1.34)
Pro forma net loss per share	$(3.94)	$(1.62)

     The per share weighted-average fair value of options issued by the Company during the three months ended March 31, 2004 and 2003 was $8.60 and $6.90, respectively.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. Significant Accounting Policies – (Continued)

     The following assumptions were used to determine the fair value of stock options granted to employees by the Company for the three months ended March 31, 2004 and 2003:

	2004	2003
Volatility	132.99%	137.09-138.38%
Average expected option life	3 years	3 years
Risk-free interest rate	2.26%	2.05-2.26%
Dividend yield	0.0%	0.0%

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

3. Acquisitions and impairments/dispositions of ownership interests in Partner Companies

     The following table summarizes the Company’s goodwill and other intangibles and ownership interests in Partner Companies.

	March 31,	December 31,
	2004	2003
	(in thousands)
Goodwill	$45,196	$45,196
Other intangibles	5,814	6,452

	$51,010	$51,648

Ownership interest in Partner Companies - Equity Method	$45,269	$41,745
Ownership interests in Partner Companies - Cost Method	10,452	11,670

	$55,721	$53,415

Equity Method Companies

     The following unaudited summarized financial information relates to the thirteen Partner Companies accounted for under the equity method of accounting at March 31, 2004 (voting ownership %):

     Private Core – CreditTrade (30%), eCredit (40%), Freeborders (48%), GoIndustry (54%), Investor Force (38%), LinkShare (40%), Marketron (40%) and StarCite (17%). Although the Company’s ownership percentage in GoIndustry exceeds 50% at March 31, 2004, the Company has not consolidated its financial statements due to the existence of certain minority voting rights in accordance with Emerging Issues Task Force No. 96-16, “Investor’s Accounting for an Investee when the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights.”

     Private Emerging – Agribuys (26%), ComputerJobs (46%), Co-nect (36%), iSky (25%) and Syncra Systems (31%);

     This information has been compiled from the unaudited financial statements of the respective Partner Companies.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. Acquisitions and impairments/dispositions of ownership interests in Partner Companies – (Continued)

Balance Sheets

	As of March 31, 2004
	Core	Emerging	Total
	(in thousands)
Cash, cash equivalents and short-term investments	$44,294	$7,306	$51,600
Other current assets	54,492	14,138	68,630
Non-current assets	81,180	19,792	100,972

Total assets	$179,966	$41,236	$221,202

Current maturities of long-term debt	$6,684	$1,934	$8,618
Other current liabilities	65,764	20,968	86,732
Long-term debt	11,863	32,246	44,109
Other non-current liabilities	7,052	1,709	8,761
Stockholders’ equity (deficit)	88,603	(15,621)	72,982

Total liabilities and stockholders’ equity (deficit)	$179,966	$41,236	$221,202

Total carrying value	$44,304	$965	$45,269

	As of December 31, 2003
	Core	Emerging	Total
	(in thousands)
Cash and cash equivalents	$50,154	$7,383	$57,537
Other current assets	57,788	14,456	72,244
Non-current assets	82,784	20,428	103,212

Total assets	$190,726	$42,267	$232,993

Current maturities of long-term debt	$9,672	$1,915	$11,587
Other current liabilities	74,162	21,239	95,401
Long-term debt	13,540	31,808	45,348
Other non-current liabilities	6,263	1,709	7,972
Stockholders’ equity (deficit)	87,089	(14,404)	72,685

Total liabilities and stockholders’ equity (deficit)	$190,726	$42,267	$232,993

Carrying value	$40,305	$1,004	$41,309

Carrying value of eMerge Interactive			$436

Total carrying value			$41,745

     The long-term debt (including current portion thereof) of the Company’s equity method Partner Companies primarily consists of secured notes due to other stockholders and other outside lenders of these Partner Companies. The debt is non-recourse to the Company and the Company has not guaranteed any of this long-term debt.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. Acquisitions and impairments/dispositions of ownership interests in Partner Companies – (Continued)

Results of Operations

	Three Months Ended March 31, 2004
	Core	Emerging	Total
	(in thousands)
Revenue	$41,005	$15,162	$56,167

Net loss	$(1,800)	$(5,044)	$(6,844)

Equity Loss	$(366)	$(383)	$(749)

Public Partner Companies			$(436)

			$(1,185)

	Three Months Ended March 31, 2003
	Core	Emerging	Total
	(in thousands)
Revenue	$32,139	$17,703	$49,842

Net loss	$(6,756)	$(4,557)	$(11,313)

Equity loss	$(1,406)	$(1,397)	$(2,803)

Public Partner Companies			(1,937)
Other			(185)

			$(4,925)

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. Acquisitions and impairments/dispositions of ownership interests in Partner Companies – (Continued)

     During the year ended December 31, 2003, two of the Company’s public Partner Companies, Verticalnet and Universal Access, previously accounted for under the equity method of accounting were reclassified to the cost method of accounting as the Company’s ownership level decreased as did the Company’s ability to exercise significant influence on these entities. During the three months ended March 31, 2003, Verticalnet and Universal Access reported aggregate revenue and net loss of $22.6 million and $(6.4) million, respectively.

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

     The Company adopted FIN 46R during the three months ended March 31, 2004. There was no impact to the Company’s Consolidated Financial Statements as the Company’s ownership interests in its Partner Companies were excluded due to scope exceptions provided for in Interpretation No. 46-R.

Impairments Related to Equity Method Companies

     The Company recorded no impairment charges during the three months ended March 31, 2004 and 2003 related to equity method Partner Companies.

Impairments related to Cost Method Companies

     The Company recorded no impairment charges during the three months ended March 31, 2004 and 2003 related to cost method Partner Companies.

Available-for-sale Securities

     Available-for-sale securities at March 31, 2004 includes the Company’s holdings in eMerge Interactive, Universal Access, Verticalnet and other minority holdings. Subsequent to March 31, 2004, the Company sold substantially all of its eMerge Interactive holdings for approximately $2.3 million in cash.

4. Goodwill and Other Intangible Assets

     As of March 31, 2004 and December 31, 2003, $45.2 million of goodwill was allocated to the Company’s Core segment. Amortizable intangible assets as of March 31, 2004 and December 31, 2003 of $5.0 million and $5.7 million, respectively, are included in intangible assets in the Company’s Consolidated Balance Sheets. Unamortizable intangible assets of $0.8 million, as of March 31, 2004 and December 31, 2003 are included in intangible assets in the Company’s Consolidated Balance Sheets.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. Goodwill and Other Intangible Assets – (Continued)

     Other intangible assets that are being amortized over their useful lives are shown in the table below.

		As of March 31, 2004

	Useful	Gross Carrying	(in thousands) Accumulated	Net Carrying
Amortizable Intangible Assets	Life	Amount	Amortization	Amount
Customer Base	2-5 years	$6,860	$(6,860)	$—
Technology	2-5 years	22,527	(17,459)	5,068

		$29,387	$(24,319)	$5,068

		As of December 31, 2003

	Useful	Gross Carrying	(in thousands) Accumulated	Net Carrying
Amortizable Intangible Assets	Life	Amount	Amortization	Amount
Customer Base	2-5 years	$6,860	$(6,860)	$—
Technology	2-5 years	22,379	(16,673)	5,706

		$29,239	$(23,533)	$5,706

     Amortization expense for intangible assets for the three months ended March 31, 2004 and 2003 was $0.8 million and $1.7 million, respectively.

     Estimated amortization expense for the remainder of 2004 and succeeding fiscal years is as follows (in thousands):

December 31, 2004 (remainder)	$1,912
December 31, 2005	1,592
December 31, 2006	845
December 31, 2007	719
December 31, 2008 and thereafter	—

$5,068

5. Derivative Financial Instruments

     In September 2001, the Company entered into a variable share forward contract to hedge 1.8 million shares of its holdings of i2 Technologies, Inc. (“i2 Technologies”) common stock. On April 7, 2003, the forward contract was terminated and the Company received cash of $9.6 million.

     The fair value of warrants issued to the Company by Partner Companies, which are derivative instruments, are recorded in the Consolidated Balance Sheets at issuance in “Ownership interests in Partner Companies” and are valued using the Black-Scholes option-pricing model. Changes in the fair value of the warrants are recorded to “Other income (loss), net”. The estimated fair value of warrants held in Partner Companies was approximately $0.9 million at March 31, 2004 and December 31, 2003.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Income Taxes

     The Company’s deferred tax asset before valuation allowance of $643 million at March 31, 2004 consists primarily of $262 million related to the carrying value of its Partner Companies, capital loss carryforwards of $230 million and net operating loss carryforwards of approximately $148 million.

     At March 31, 2004, the Company had net operating loss carryforwards of approximately $399 million that may be used to offset future taxable income. Approximately $62 million of these carryforwards are subject to significant limitations on their utilization due to ownership changes experienced by certain consolidated Partner Companies. Additionally, as a result of the convertible debt for equity exchanges (see Note 9) that were completed in 2004, an ownership change, pursuant to Section 382 of the Internal Revenue Code, of the Company has occurred. The annual limitation on the utilization of its net operating loss and capital loss carryforwards will be approximately $13 million. These carryforwards expire between 2008 and 2022.

     A valuation allowance has been provided for the Company’s net deferred tax asset at March 31, 2004, as the Company believes, after evaluating all positive and negative evidence, historical and prospective, that it is more likely than not that these benefits will not be realized.

7. Comprehensive Loss

     Comprehensive loss is the change in equity of a business enterprise during a period resulting from transactions and other events and circumstances from non-owner sources. Excluding net loss, the Company’s primary source of comprehensive loss is net unrealized holding gains (losses) related to its available-for-sale securities. The following summarizes the components of comprehensive loss:

	Three Months Ended
	March 31,
	2004	2003
	(unaudited)
	(in thousands)
Net loss	$(123,795)	$(18,102)
Other comprehensive income (loss):
Unrealized holding gains (losses) in available-for-sale securities	3,647	(631)
Reclassification adjustments/realized net gains on available-for-sale securities	—	332

Comprehensive loss	$(120,148)	$(18,401)

8. Net Loss Per Share

     The calculations of net loss per share were:

	Three Months Ended
	March 31,
	2004	2003
	(unaudited)
	(in thousands, except per share data)
Basic and Diluted:
Loss from continuing operations	$(123,795)	$(17,819)
Loss on discontinued operations	—	(283)

Net loss	$(123,795)	$(18,102)

Weighted average common shares outstanding	31,853	13,479

Loss from continuing operations	$(3.89)	$(1.32)
Loss on discontinued operations	—	(0.02)

Net loss per share	$(3.89)	$(1.34)

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. Net Loss Per Share – (Continued)

     If a consolidated or equity method Partner Company has dilutive options or securities outstanding, diluted net loss per share is computed first by deducting from loss from continuing operations the income attributable to the potential exercise of the dilutive options or securities of the Partner Company. For the three months ended March 31, 2004 and 2003, the impact of a Partner Company’s dilutive securities has not been included as the impact would be anti-dilutive.

     The following options and restricted stock grants were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive: options to purchase 790,663 and 937,094 shares of common stock at average prices of $26.83 and $58.96, respectively, outstanding as of March 31, 2004 and 2003; options to purchase 743,657 shares of common stock at an average price of $43.60 that were previously exercised, but subsequent modifications resulted in variable accounting, outstanding as of March 31, 2004 and 2003; 297,850 and 99,749 shares of unvested restricted stock outstanding as of March 31, 2004 and 2003, respectively; convertible subordinated notes convertible into 15,344 and 106,369 shares of common stock outstanding as of March 31, 2004 and 2003, respectively; and warrants to purchase 12,500 shares of common stock at $6.00 outstanding as of March 31, 2004.

9. Debt

Senior Convertible Notes

     In April 2004, the Company issued $60.0 million of senior convertible notes. The notes bear interest at an annual rate of 5%, payable semi-annually, and mature in April 2009. The notes are convertible at the option of the holder, at any time on or before maturity into shares of the Company’s common stock at a conversion price of $9.108 per share. Additionally, subsequent to October 8, 2004, provided that at the time of redemption, the Company is in compliance with certain other requirements, the notes may be redeemed by the Company if the Company’s closing stock price exceeds $15.94 per share for at least 20 out of 30 consecutive trading days.

Convertible Subordinated Notes

     In December 1999, the Company issued $566.3 million of convertible subordinated notes. The notes bear interest at an annual rate of 5.5% and mature in December 2004. From 2001 through March 31, 2004, the Company has repurchased and extinguished $527.2 million of the original $566.3 million face value of convertible notes for $89.8 million in cash and 23.2 million shares of the Company’s common stock in a series of separate transactions. As of March 31, 2004, the remaining balance of convertible notes is $39.1 million. In May 2004, the Company called the remaining $39.1 million face value of convertible notes for redemption in June 2004. The Company recorded interest expense of $2.0 million and $4.3 million during the three months ended March 31, 2004 and 2003, respectively, related to these convertible notes.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. Debt – (Continued)

     The following table summarizes the Company’s cash debt repurchases and debt for equity exchanges completed during the three months ended March 31, 2004 and 2003:

	Three Months	Three Months Ended
	Ended March 31,	March 31,
	2004	2003
	(in millions)
Cash repurchases of convertible debt
Face value of convertible subordinated notes repurchased	$—	$12.0
Cash paid	—	(5.5)
Other expenses	—	(0.4)

Net gain recorded	$—	$6.1

Debt for equity exchanges
Face value of convertible subordinated notes exchanged	$134.8	$—

Shares of common stock issued for debt exchange	15.9	—

Fair value of common stock issued	$133.3	$—
Fair value of common stock issued-original terms	(0.4)	—
Accrued interest	(0.8)	—
Other expenses	0.5	—

Net expense recorded	$132.6	$—

     For the three months ended March 31, 2004, the Company exchanged approximately $134.8 million face value of its convertible subordinated notes for approximately 15.9 million shares of its common stock. These exchanges resulted in an expense of $132.6 million in the first quarter of 2004 in accordance with SFAS No. 84 “Induced Conversions of Convertible Debt” and is included in other income (loss) net in the Company’s Consolidated Statements of Operations. Additionally, additional paid-in capital increased by the $134.8 million of face value of convertible notes exchanged and the $132.9 million of fair value of the 15.9 million shares issued in excess of the 0.055 million shares issuable pursuant to the original terms.

Loan and Credit Agreements

     On September 30, 2002, the Company entered into a loan agreement with Comerica Bank to provide for the issuance of letters of credit (the “Loan Agreement”). The Loan Agreement provided for issuances of letters of credit up to $20 million subject to a cash-secured borrowing base as defined by the Loan Agreement. The Loan Agreement was extended to October 19, 2004, and the maximum amount of letters of credit authorized to be issued was reduced to $10 million. Issuance fees of 0.50% per annum of the face amount of each letter of credit will be paid to Comerica Bank subsequent to issuance. The Loan Agreement also is subject to a 0.25% per annum unused commitment fee payable to the bank quarterly. As of March 31, 2004, $0.9 million in letters of credit were outstanding under the loan agreement, and amounts secured under the Loan Agreement are included in “Restricted Cash” on the Company’s Consolidated Balance Sheets.

Other Long-Term Debt

     The Company’s other long-term debt of less than $0.1 million (net of current maturities of $6.9 million) relates to its consolidated Partner Companies, and primarily consists of secured notes due to stockholders and outside lenders of CommerceQuest and capital lease commitments.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. Debt – (Continued)

     Aggregate maturities for other long-term debt at March 31, 2004 are $6.9 million in 2004, and the remaining less than $0.1 million in 2005. Additionally, accrued interest on the notes payable of $1.6 million and $1.5 million, respectively, is due in 2004 and is included in “Accrued expenses” on the Company’s Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003.

     Subsequent to March 31, 2004, the Company repurchased with cash the $6.9 million of other long-term debt and related accrued interest.

10. Discontinued Operations

     In the fourth quarter of 2003, the sale of the assets of OneCoast Network Holdings, Inc. (“OneCoast”) occurred. In accordance with SFAS No. 144, this Partner Company has been treated as a discontinued operation. Accordingly, the operating results of this discontinued operation have been presented separately from continuing operations and include the losses recognized on disposition in the line item “Loss on discontinued operations” in the Company’s Consolidated Statements of Operations. The Company received no cash proceeds on the transaction and recorded a loss of approximately $10.8 million. OneCoast had revenues of $5.5 million for the three months ended March 31, 2003. The Company’s share of the losses of OneCoast totaled $0.3 million for the three months ended March 31, 2003.

11. Restructuring

     During 2004, 2003, 2002 and 2001, the Company and its consolidated Partner Companies implemented restructuring plans designed to reduce cost structures by closing and consolidating offices, disposing of fixed assets and reducing their workforces. In 2004, the Company settled a lease obligation for $0.5 million more than originally estimated. In 2003, 2002 and 2001, the Company and its consolidated partner companies recorded $4.4 million, $10.0 million and $56.2 million, respectively, primarily consisting of additional employee severance and office closure costs related to workforce reductions. The restructuring costs include the estimated costs to close offices including costs to fulfill the Company’s obligations under signed lease contracts and the write-off of leasehold improvements. In 2003, we settled a lease obligation for $7.1 million less than expected. Employee severance and related benefits include the estimated costs of cash severance and non-cash charges for the acceleration of stock options and forgiveness of interest on employee stock option loans. Cash severance was paid in a lump sum or over the shorter of a six-month period or until new employment. These charges are included in “Impairment related and other” in the Consolidated Statements of Operations.

	Accrual at December 31, 2003	Restructuring Charges/(Credits)	Cash Payments	Non-cash Items Expensed Immediately/Other	Accrual at March 31, 2004
	(in thousands)
Restructuring - 2004
Office closure costs	$—	$546	$—	$—	$546
Employee severance and related benefits	—	107	—	—	107

	—	653	—	—	653
Restructuring – 2003
Office closure costs	$1,928	$—	$—	$—	$1,928
Employee severance and related benefits	326	—	(231)	—	95

	2,254	—	(231)	—	2,023
Restructuring – 2002 and 2001
Office closure costs	1,401	—	(179)	(3)	1,219
Employee severance and related benefits	130	—	—	(127)	3

	1,531	—	(179)	(130)	1,222

	$3,785	$653	$(410)	$(130)	$3,898

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. Segment Information

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

     iSky and Syncra Systems are included in the Emerging category for all periods. Previously, iSky and Syncra Systems were included in the Core category.

     Approximately 31% and 29% of the Company’s consolidated revenue for the three months ended March 31, 2004 and 2003 respectively, relates to sales generated in Europe.

     The following summarizes the selected information related to the Company’s segments. All significant intersegment activity has been eliminated. Assets are owned or allocated assets used by each operating segment.

Segment Information
(in thousands)

				Reconciling Items
				Discontinued
			Total	Operations and				Consolidated
	Core	Emerging	Segment	Dispositions	Corporate	Other		Results
Three Months Ended March 31, 2004
Revenues	$12,146	$—	$12,146	$—	$—	$—		$12,146
Net loss	$(5,054)	$(383)	$(5,437)	$—	$(5,157)	$(113,201)	*	$(123,795)
Assets	$150,309	$10,019	$160,328	$278	$77,201	$—		$237,807
Capital Expenditures	$(135)	$—	$(135)	$—	$(2)	$—		$(137)

Three Months Ended March 31, 2003
Revenues	$19,193	$202	$19,395	$—	$—	$—		$19,395
Net loss	$(13,861)	$(1,640)	$(15,501)	$(468)	$(8,981)	$6,848	*	$(18,102)
Assets	$184,157	$18,181	$202,338	$4,105	$97,375	$—		$303,818
Capital Expenditures	$(67)	$—	$(67)	$—	$—	$—		$(67)

*Other reconciling items to net loss are as follows:

	Three Months Ended March 31,

	2004	2003

Impairment (Note 3)	$—	$—
Minority interest	630	1,434
Other income (loss)	(113,831)	5,414

	$(113,201)	$6,848

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. Parent Company Financial Information

     Parent company financial information is provided to present the financial position and results of operations of the Company and its wholly-owned subsidiaries as if the Partner Companies accounted for under the consolidation method of accounting were accounted for under the equity method of accounting for all applicable periods presented. The Company’s share of the consolidated Partner Companies’ losses is included in “Equity loss” in the Parent Company Statements of Operations for all periods presented based on the Company’s ownership percentage in each period. The carrying value of the consolidated companies as of March 31, 2004 and December 31, 2003 is included in “Ownership interests in Partner Companies” in the Parent Company Balance Sheets.

Parent Company Balance Sheets

	As of March 31,	As of December 31,
	2004	2003
	(in thousands)
Assets
Cash and cash equivalents	$54,052	$49,771
Restricted cash	850	850
Other current assets	7,334	2,481

Current assets	62,236	53,102
Ownership interests in Partner Companies	100,259	100,367
Available for sale securities	10,582	6,714
Other	3,461	4,323

Total assets	$176,538	$164,506

Liabilities and stockholders’ equity (deficit)
Current maturities of convertible subordinated notes	$39,111	$173,919
Other current liabilities	8,718	9,881

Total current liabilities	47,829	183,800

Stockholders’ equity (deficit)	128,709	(19,294)

Total liabilities and stockholders’ equity (deficit)	$176,538	$164,506

Parent Company Statements of Operations

	Three Months ended March 31,
	2004	2003
	(in thousands)
Revenue	$—	$—
Operating expenses
General and administrative	3,343	5,032
Impairment related and other	546	—

Total operating expenses	3,889	5,032

	(3,889)	(5,032)
Other income (loss), net	(113,831)	5,414
Interest expense, net	(1,268)	(3,949)

Loss before income taxes and equity loss	(118,988)	(3,567)
Equity loss	(4,807)	(14,535)

Net loss	$(123,795)	$(18,102)

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. Parent Company Financial Information – (Continued)

Parent Company Statements of Cash Flows

	Three Months Ended March 31,
	2004	2003
	(in thousands)
Net cash used in operating activities	$(3,875)	$(1,015)
Investing Activities
Capital expenditures	(2)	—
Proceeds from sales of ownership interests in Partner Companies	13,156	—
Acquisitions of ownership interests in Partner Companies, net	(4,998)	(11,768)
Proceeds from maturities of short-term investments	—	4,990

Cash provided by (used in) investing activities	8,156	(6,778)
Financing Activities
Repurchase of convertible subordinated notes	—	(5,529)

Cash used in financing activities	—	(5,529)

Net Increase (Decrease) in Cash and Cash Equivalents	4,281	(13,322)
Cash and cash equivalents at beginning of period	49,771	81,875

Cash and Cash Equivalents at end of period	$54,052	$68,553

Other Income (Loss), net

     Other income (loss), net consists of the effect of transactions and other events incidental to the Company’s ownership interests in its Partner Companies and its operations in general.

	Three Months Ended
	March 31,
	2004	2003
Gain (Loss) on Debt Extinquishment (Note 9)	$(132,559)	$6,127
Gain on sales of Ownership interests in Partner Companies	18,956	—
Realized losses on available-for-sale securities	—	(332)
Other	(228)	(381)

	(113,831)	5,414
Consolidated Partner Companies	92	360

	$(113,739)	$5,774

     During the three months ended March 31, 2004, the Company sold the majority of its ownership interest in eMerge Interactive. The Company received $12.4 million in cash proceeds. Additionally, during the three months ended March 31, 2004, the Company sold its entire interest in Onvia.com, Inc. (“Onvia.com”), receiving $0.8 million in cash in March 2004 and $5.8 million in April 2004 when the trade settled for this portion of the disposition. The $5.8 million receivable is included in Other current assets in the Company’s Consolidated Balance Sheets at March 31, 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth elsewhere in this Report and the risks discussed in our other SEC filings. The following discussion should be read in conjunction with our audited Consolidated Financial Statements and related notes thereto included in our Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 14, 2004 and amended on April 14, 2004.

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

     Because we own significant interests in information technology and e-commerce companies, many of which have generated net losses, we have experienced, and expect to continue to experience, significant volatility in our quarterly results. While many of our partner companies have consistently reported losses, we have recorded net income in certain periods and experienced significant volatility from period to period due to one-time or infrequently occurring transactions and other events relating to our ownership interests in partner companies. These transactions and events are described in more detail in our Notes to Consolidated Financial Statements and include dispositions of, and changes to, our partner company ownership interests, dispositions of our holdings of available-for-sale securities and debt extinguishments.

Introduction

     The Consolidated Financial Statements include the consolidated accounts of Internet Capital Group, Inc., a company incorporated in Delaware, and its subsidiaries, both wholly and majority-owned (Internet Capital Group, Inc. and all its subsidiaries, hereafter “we,” “ICG,” the “Company” or “Internet Capital Group”) and have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”).

     Internet Capital Group is an information technology company actively engaged in delivering software solutions and services that are designed to enhance business operations by increasing efficiency, reducing costs and improving sales results. The Company operates through a network of partner companies that deliver those solutions to customers. The various interests that we acquire in our partner companies are accounted for under one of three accounting methods: consolidation, equity method or cost method. The applicable accounting method is generally determined based on our voting interest in a partner company. Generally, if we own more than 50% of the outstanding voting securities of a partner company, and for which other shareholders do not possess the right to participate in significant management decisions, a partner company’s accounts are reflected within our consolidated financial statements. If we own between 20% and 50% of the outstanding securities, a partner company’s accounts are not reflected within our consolidated financial statements; however, our share of the earnings or losses of the partner company is reflected in the caption “Equity loss” in our consolidated statements of operations. Partner companies not accounted for under either the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, our share of the earnings or losses of these companies is not included in our consolidated statements of operations.

     Information for all periods presented below reflects the grouping of ICG partner companies into two segments, consisting of the Core segment and the Emerging segment. The Core operating segment includes those partner companies in which the Company’s management takes a very active role in providing strategic direction and management assistance. The Emerging operating segment includes investments in companies that are, in general, managed to provide the greatest near-term stockholder value (“Emerging”). During fiscal 2003, one of our consolidated Core partner companies, OneCoast Network Holdings, Inc. (“OneCoast”), disposed of substantially all of its assets. The historical results of OneCoast are presented as “Discontinued Operations.” Additionally, during fiscal 2003 seven of our Emerging partner companies ceased operations. The partner companies included within the segments as of March 31, 2004 are consistently the same 29 partner companies for the 2004 and 2003 period.

     Loss from continuing operations for the three months ended March 31, 2004 totaled $123.8 million and included net charges totaling $114.6 million consisting of the following: (i) charges in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 84, “Induced Conversions of Convertible Debt,” of $132.6 million relating to our 2004 convertible debt for equity exchanges (ii) gains on the disposition of partner companies/other of $18.7 million and (iii) net restructuring charges of $0.7 million.

     Loss from continuing operations for the three months ended March 31, 2003 totaled $17.8 million and included net benefits totaling $5.2 million consisting of the following: (i) gains on the retirement of debt of $6.1 million, (ii) losses on the disposition of partner companies/other of $0.4 million and (iii) restructuring charges of $0.5 million.

Liquidity and Capital Resources

     The following table summarizes certain balance sheet information for the Parent Company, Internet Capital Group, Inc.:

	March 31, 2004	December 31, 2003
	(in thousands)
Cash and cash equivalents	$54,052	$49,771
Available for sale securities	$10,582	$6,714
Convertible subordinated notes due December 2004	$(39,111)	$(173,919)
Shares of common stock outstanding	38,057	21,839

     In May 2004, we issued $60 million of senior convertible notes due in April 2009. We will use the net proceeds to redeem the remaining $39.1 million of December 2004 convertible subordinated notes, general operation requirements and fundings to new and existing partner companies.

     We believe existing cash, cash equivalents and short-term investments, proceeds from the potential sales of all or a portion of our interests in certain partner companies and net proceeds from the $60 million senior convertible notes are expected to be sufficient to fund our cash requirements through at least the second quarter of 2005, including commitments to existing partner companies, debt obligations and general operations requirements.

     As of March 31, 2004, our available-for-sale securities consist of: 1,053,964 shares of eMerge Interactive common stock, 2,917,794 shares of Verticalnet common stock and 1,083,206 shares of Universal Access common stock.

     In the first quarter of 2004, we sold 1,559,481 shares of Onvia.com common stock for $6.5 million in cash, of which $5.8 million was received in early April 2004.

     At May 10, 2004, we were obligated for no funding and guarantee commitments to existing partner companies. If a certain consolidated partner company achieves a fair market value in excess of $1.0 billion, we will be obligated to pay, in cash or stock at our option, 4% of the partner company’s fair market value in excess of $1.0 billion, up to $70 million to a venture capital firm. One of our executive officers was a limited partner of this venture capital firm. This contingent obligation will expire on the earlier to occur of May 31, 2005 or an unaffiliated company sale, if the valuation milestone is not achieved. Currently, the fair market value of this partner company is well below $1.0 billion. We will continue to evaluate acquisition opportunities and may acquire additional ownership interests in new and existing partner companies in the next twelve months; however, such acquisitions will generally be made at our discretion. If we elect to make additional acquisitions, it may become necessary for us to raise additional funds. We may not be able to raise additional capital and failure to do so could have a material adverse effect on our business. If additional funds are raised through the issuance of equity securities, our existing stockholders may experience significant dilution.

     The following table summarizes our and our consolidated subsidiaries’ cash and cash equivalents, restricted cash and short-term investments:

Summary of Liquidity

	March 31, 2004			December 31, 2003
	ICG Parent	Consolidated		ICG Parent	Consolidated
	Company Level	Subsidiaries	Total	Company Level	Subsidiaries	Total
	(in thousands)
Cash and cash equivalents	$54,052	$25,728	$79,780	$49,771	$27,810	$77,581
Restricted Cash	850	952	1,802	850	969	1,819
Short-term investments	—	9	9	—	9	9

Total	$54,902	$26,689	$81,591	$50,621	$28,788	$79,409

     Consolidated working capital improved $142.1 million from December 31, 2003 to March 31, 2004 primarily due to the repurchase and extinguishment of $134.8 million of convertible notes through the issuance of 15.9 million shares of our common stock.

	Three Months Ended March 31,
	2004	2003
Net cash used in operating activities	$(6,965)	$(8,710)
Net cash provided by (used in) investing activities	$9,171	$(3,345)
Net cash used in financing activities	$(13)	$(5,550)

     Net cash used in operating activities was approximately $7.0 million for the three months ended March 31, 2004 compared to $8.7 million during the comparable 2003 period. The decrease is primarily the result of the decreased losses at our consolidated partner companies.

     Net cash provided by investing activities during the three months ended March 31, 2004 was $9.2 million versus net cash used in investing activities of $3.3 million during the comparable 2003 period. The increase is primarily due to increased proceeds from partner company dispositions and reduced acquisitions of ownership interests in 2004 versus 2003.

     Net cash used in financing activities was less than $0.1 million for the three months ended March 31, 2004 versus $5.6 million during the comparable 2003 period. The decrease in cash used is principally the result of $5.5 million being used to repurchase $12.0 million of principal amount of our convertible notes in 2003.

     We and our consolidated subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. We do not expect the ultimate liability with respect to these actions will materially affect our financial position or cash flows.

Contractual Cash Obligations and Commercial Commitments

     The following table summarizes our contractual cash obligations and commercial commitments as of March 31, 2004:

	Payments due by period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 years
	(in thousands)
Convertible subordinated notes (1)	$39,111	$39,111	$—	$—	$—
Funding commitments/guarantees (2)	2,605	2,605	—	—	—
Operating leases	18,905	9,237	6,025	1,442	2,201
Other borrowings (2)	6,960	6,930	30	—	—

	$67,581	$57,883	$6,055	$1,442	$2,201

(1)	Subsequent to March 31, 2004, we issued $60.0 million of new senior convertible notes due April 2009. We will use the net proceeds to redeem the remaining $39.1 million convertible subordinated notes due December 2004, general operations requirements and fundings to new and existing Partner Companies.

(2)	Subsequent to March 31, 2004, we repurchased $6.9 million of “Other borrowings,” and the $2.6 million in “Funding commitments/guarantees” has been liquidated.

Off-Balance Sheet Arrangements

     We are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Results of Operations

     As of March 31, 2004, we owned interests in 29 partner companies that are categorized below based on segment and method of accounting.

CORE PARTNER COMPANIES (%Voting Interest)
Consolidated	Equity	Cost
CommerceQuest (80%)	CreditTrade (30%)	Blackboard (15%)
ICG Commerce (75%)	eCredit (40%)	eMerge Interactive (2%)
	Freeborders (48%)	Universal Access (9%)
	GoIndustry (54%)	Verticalnet (12%)
Investor Force (38%)
LinkShare (40%)
Marketron (40%)
StarCite (17%)

EMERGING PARTNER COMPANIES (%Voting Interest)
Consolidated	Equity	Cost
	Agribuys (26%)	Anthem (9%)
	ComputerJobs.com (46%)	Arbinet (2%)
	Co-nect (36%)	Axxis (9%)
	iSky (25%)	Captive Capital (5%)
	Syncra Systems (31%)	ClearCommerce (11%)
Emptoris (9%)
Entegrity Solutions (2%)
Jamcracker (2%)
Mobility Technologies (3%)
Tibersoft (5%)

     The following summarizes the unaudited selected financial information related to our segments. Each segment includes the results of our consolidated partner companies and records our share of the earnings and losses of partner companies accounted for under the equity method of accounting. The partner companies included within the segments are consistently the same 29 partner companies for the three months ended March 31, 2004 and 2003. The method of accounting for any particular partner company may change based on our ownership interest.

     Discontinued operations and dispositions are those partner companies that have been sold or ceased operations and are no longer included in a segment for all periods presented. Corporate expenses represent our general and administrative expenses of supporting the partner companies and operating as a public company. The measure of segment net loss reviewed by us does not include items such as impairment related charges, income taxes and accounting changes, which are reflected in other reconciling items in the information that follows.

Segment Information

(in thousands)

				Reconciling Items
				Discontinued
			Total	Operations and			Consolidated
	Core	Emerging	Segment	Dispositions	Corporate	Other	Results
For The Three Months Ended March 31, 2004
Revenues	$12,146	$—	$12,146	$—	$—	$—	$12,146
Net Income (loss)	$(5,054)	$(383)	$(5,437)	$—	$(5,157)	$(113,201)	$(123,795)
For The Three Months Ended March 31, 2003
Revenues	$19,193	$202	$19,395	$—	$—	$—	$19,395
Net income (loss)	$(13,861)	$(1,640)	$(15,501)	$(468)	$(8,981)	$6,848	$(18,102)

For the Three Months Ended March 31, 2004 vs. 2003

Results of Operations — Core Companies

     The following presentation of our Results of Operations – Core Companies includes the results of our consolidated Core partner companies and our share of the results of our equity method Core partner companies.

	Three Months Ended March 31,
Selected data:	2004	2003
	(in thousands)
Revenue	$12,146	$19,193

Cost of revenue	(7,434)	(11,845)
Selling, general and administrative	(5,533)	(10,342)
Research and development	(2,495)	(5,461)
Amortization of other intangibles	(786)	(1,724)
Impairment related and other	(107)	(537)

Operating expenses	(16,355)	(29,909)

Interest and other	(43)	198
Equity loss	(802)	(3,343)

Net loss	$(5,054)	$(13,861)

     Revenue

     Revenue decreased $7.1 million from $19.2 million in 2003 to $12.1 million in 2004. The deconsolidation in the second quarter of 2003 of two Core companies, eCredit and Freeborders reduced revenue $2.6 million versus 2003. During 2003, a customer of one of our consolidated partner companies notified the consolidated partner company of the exercise of its right to terminate its arrangement to purchase services from our consolidated partner company effective January 1, 2004. Revenue from this customer totalled $3.3 million in the 2003 period versus nil in the 2004 period. Revenue from this customer totaled $11.9 million, $10.4 million and $11.2 million in 2003, 2002 and 2001, respectively. The residual decrease is primarily due to additional reduced revenues at ICG Commerce.

Operating Expenses

     Operating expenses decreased $13.5 million from $29.9 million in 2003 to $16.4 million in 2004. As a result of a challenging market for enterprise software sales in 2003 and the associated reduction in revenues, CommerceQuest reduced operating expenses $2.1 million in 2004 as compared to 2003. The deconsolidation in 2003 of two Core Companies, eCredit and Freeborders, reduced operating expenses $5.6 million. The residual $5.8 million decrease is primarily the result of ICG Commerce significantly reducing operating expenses.

     Equity Loss

     The following table reconciles the components of equity loss for segment reporting purposes to equity loss for consolidated financial statement reporting:

	Three Months Ended March 31,
	2004	2003
Share of loss – public companies	$(436)	$(1,937)
Share of loss – private companies	(366)	(1,406)

Segment subtotal	$(802)	$(3,343)
Impairments – see subsection below	—	—

	$(802)	$(3,343)

     Our share of the net losses of eMerge Interactive, Universal Access and Verticalnet decreased from $1.9 million during the 2003 period to $0.4 million during the 2004 period. As our ownership level in Universal Access and Verticalnet fell below 20% during the third quarter of 2003, these companies are no longer accounted for under the equity method of accounting. This decreased equity loss by $1.4 million as compared to 2003. During the three months ended March 31, 2004, we sold a portion of our ownership interest and terminated a voting agreement relating to eMerge Interactive. Accordingly, as of March 31, 2004, these three public Core companies are no longer accounted for under the equity method of accounting.

     The total revenue of our eight private core equity method companies improved from $32.1 million in the 2003 period to $41.0 million in the 2004 period. The 28% improvement of 2004 versus 2003 is primarily the result of increased revenue at our companies involved with affiliate marketing, credit markets, online meetings and online auctions.

     The total net losses of our eight private core equity method companies in the aggregate improved from $6.8 million in the 2003 period to $1.8 million in the 2004 period. The 74% improvement of 2004 versus 2003 is primarily the result of increased revenues and reduced operating expenses. Accordingly, our share of the net losses of these companies also improved over these periods. As of March 31, 2004, three of these eight equity method companies have carrying values that have been reduced to zero. Accordingly, we did not record our share of these companies losses for the 2004 period. Had we recorded our share of these companies earnings, the equity loss would have increased by approximately $1.0 million in the 2004 period. We may not record our share of these companies’ losses in 2004 until such time as our share of income equals the unrecorded losses or the partner companies’ equity transactions result in an adjustment of our investment. Our share of the net losses of those companies whose carrying value is zero at March 31, 2004 totaled $4.4 million in 2003. Additionally, our equity loss was increased during the 2004 period by approximately $0.6 million by changes in the method of accounting for a partner company.

Results of Operations – Emerging Companies

     The following presentation of our Results of Operations – Emerging Companies includes the results of our consolidated Emerging partner companies and our share of the results of our equity method emerging partner companies.

	Three Months Ended March 31,
Selected data:	2004	2003
	(in thousands)
Revenue	$—	$202
Operating expenses	—	(445)
Interest and other	—	—
Equity loss	(383)	(1,397)

Net loss	$(383)	$(1,640)

     Our consolidated emerging companies have generated negligible revenues to date. The period over period decreases in operating expenses is due to the deconsolidation of Captive Capital during the second quarter of 2003. Equity loss decreased from the 2003 period to the 2004 period primarily as a result of our carrying value in the partner companies being reduced to zero.

Discontinued Operations and Dispositions

     The following is a summary of the components included in “Discontinued Operations and Dispositions”, a reconciling item for segment reporting purposes:

	Three Months Ended March 31,
	2004	2003
Net loss attributable to Discontinued Operations	$—	$(283)

Net loss attributable to equity method companies disposed of	—	(185)

	$—	$(468)

     In the fourth quarter of 2003, the sale of the assets of OneCoast occurred. In accordance with SFAS No. 144, this partner company has been treated as a discontinued operation. Accordingly, the operating results of this discontinued operation has been presented separately from continuing operations and include the gains or losses recognized on disposition. We received no cash proceeds on the transaction and recorded a loss of approximately $10.8 million. Our share of the losses of OneCoast totaled $0.3 million for the three months ended March 31, 2003.

     The impact to our consolidated results of other consolidated and equity method partner companies we have disposed of our ownership interest in or have ceased operations during 2004 and 2003 is also included in the caption “Dispositions” for segment reporting purposes.

Corporate

	Three Months Ended March 31,
	2004	2003
	(in thousands)
General and administrative	$(3,343)	$(5,032)
Impairment related and other	(546)	—
Interest expense, net	(1,268)	(3,949)

Total corporate operating expenses	$(5,157)	$(8,981)

General and Administrative

     Our general and administrative expenses decreased $1.7 million from 2003 to 2004 primarily due to a reduction in stock-based compensation from $1.1 million in 2003 to $0.3 million in 2004 as a result of more restricted stock vesting in 2003, as well as changes recorded relating to certain modifications of certain stockholder loans. The residual decrease is the result of our continued restructuring of our operations.

Restructuring (Impairment Related and Other)

     During the first quarter of 2004, we settled a lease obligation for more than we had estimated, resulting in a charge of $0.5 million.

Interest Income/Expense

     The decrease in interest expense, net is primarily attributable to the reduction in convertible notes outstanding at March 31, 2004 versus 2003.

Other

	Three Months Ended March 31,
	2004	2003
	(in thousands)
Other income (loss) (Note 13)	$(113,831)	$5,414
Minority interest	630	1,434

	$(113,201)	$6,848

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

Valuation of Goodwill, Intangible Assets and Ownership Interests in Partner Companies

     We perform on-going business reviews and perform annual goodwill impairment tests in accordance with SFAS No. 142 and other impairments tests in accordance with APB No. 18 “Equity Method Investments” and SFAS No. 144 and, based on quantitative and qualitative measures, assess the need to record impairment losses on goodwill, intangible assets and our ownership interests in our partner companies when impairment indicators are present. Where impairment indicators are present, we determine the amount of the impairment charge as the excess of the carrying value over the fair value. We determine fair value based on a combination of the discounted cash flow methodology, which is based upon converting expected future cash flows to present value, and the market approach, which includes analysis of market price multiples of companies engaged in lines of business similar to the company being evaluated. The market price multiples are selected and applied to the company based on relative performance, future prospects and risk profile of the company in comparison to the guideline companies. Significant assumptions relating to future operating results must be made when estimating the future cash flows associated with these companies. Significant assumptions relating to achievement of business plan objectives and milestones must be made when evaluating whether impairment indicators are present. Should unforeseen events occur or should operating trends change significantly, additional impairment losses could occur.

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

     We assess whether the fee is fixed or determinable and collection is probable at the time of the transaction. In determining whether the fee is fixed or determinable, we compare the payment terms of the transaction to our normal payment terms. If a significant portion of a fee is due after our normal payment terms, we account for the fee as not being fixed or determinable and recognize revenue as the fees become due. We assess whether collection is probable based on a number of factors, including the customer’s past transaction history and credit-worthiness. We do not request collateral from our customers. If we determine that collection of a fee is not probable, we defer the fee and recognize revenue at the time collection becomes probable, which is generally upon receipt of cash.

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

     We adopted FIN46R during the three months ended March 31, 2004. The adoption resulted in no impact to our consolidated financial statements as our ownership interests in our partner companies were excluded due to scope exceptions provided for in Interpretation No. 46-R.

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

     We appealed this determination and on October 10, 2003, we were granted an exception to the bid price requirement through December 1, 2003. On December 15, 2003 we were granted an exception to the bid price requirement through January 30, 2004 to allow for developments in the SEC rulemaking process with respect to a proposed rule that would afford SmallCap Market issuers additional grace periods to remedy a minimum bid price deficiency. Under the proposal, an issuer could receive up to a two-year grace period provided that it continued to meet certain listing requirements and provided that it committed to seek stockholder approval for a reverse stock split to address the bid price deficiency at or before a meeting scheduled to occur no later than two years from the original notification of bid price deficiency. ICG’s two-year deadline expired on April 24, 2004.

     In December 2003, the SEC approved the proposed rule change regarding grace periods. Based on the SEC’s approval of this proposed rule change, Nasdaq notified the Company that in order to remain listed, it must commit to seeking stockholder approval for a reverse stock split sufficient to remedy its bid price deficiency prior to April 24, 2004. On January 9, 2004, the Company notified Nasdaq of its determination that, if its stock price does not regain compliance with the SmallCap Market’s minimum bid price requirement, it will seek to obtain stockholder approval by April 24, 2004 for a reverse stock split sufficient to support the Company’s compliance with the requirement. Based on this determination, Nasdaq granted ICG an exception to the bid price requirement through April 24, 2004. The Company obtained stockholder approval on April 23, 2004 to grant discretionary authority to our Board to effect a reverse stock split. On April 26, 2004, our Board approved the amendment of our restated certificate of incorporation to effect a reverse stock split of our common stock based upon a ratio of one-for-twenty. The record date for the reverse stock split was May 7, 2004 and the reverse stock split was effective as of the close of trading on May 7, 2004.

Our common stock may be delisted from the Nasdaq SmallCap Market even though the reverse stock split has been authorized and implemented.

     There can be no assurance that after implementing the reverse stock split that the Company will be able to achieve and maintain compliance with the Nasdaq SmallCap Market’s $1.00 per share minimum bid price requirement. If the Company fails to achieve compliance with such requirement subsequent to the reverse stock split, our common stock may cease to be listed for trading on the Nasdaq SmallCap Market.

There can be no assurance that the total market capitalization of our common stock (the aggregate value of all our common stock at the then current market price) after the reverse stock split will be equal to or greater than the total market capitalization before the reverse stock split or that the per share market price of our common stock following the reverse stock split will either equal or exceed the then current per share market price.

     There can be no assurance that the market price per share of our common stock after the reverse stock split will remain unchanged or increase in proportion to the reduction in the number of old shares of our common stock outstanding before the reverse stock split. Accordingly, the total market capitalization of our common stock after the reverse stock split may be lower than the total market capitalization before the reverse stock split and, in the future, the market price of our common stock following the reverse stock split may not exceed or remain higher than the market price prior to the reverse stock split.

After the reverse stock split is effected, the resulting per-share stock price may not attract institutional investors or investment funds and may not satisfy the investing guidelines of such investors.

     While we believe that a higher stock price may help generate investor interest, there can be no assurance that the reverse stock split will result in a per share price that will attract institutional investors or investment funds or that such share price will satisfy the investing guidelines of institutional investors or investment funds.

A decline in the market price of our common stock after the reverse stock split may result in a greater percentage decline than would occur in the absence of the reverse stock split, and the liquidity of our common stock could be adversely affected following the reverse stock split.

     If the market price of our common stock declines, the percentage decline may be greater than would occur in the absence of the reverse stock split, and the liquidity of our common stock could be adversely affected.

Our outstanding indebtedness could negatively impact our future prospects.

     In April 2004, we issued $60.0 million of senior convertible notes due in April 2009. This indebtedness may make it more difficult to obtain additional financing and may inhibit our ability to pursue needed or favorable opportunities.

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

     The following factors, among others, may add to our common stock price’s volatility:

•	the reverse stock split;

•	our debt obligations;

•	actual or anticipated variations in our quarterly results and those of our partner companies;

•	changes in the market valuations of our partner companies and other technology and internet companies;

•	conditions or trends in the information technology and e-commerce industries;

•	negative public perception of the prospects of information technology companies;

•	changes in our financial estimates and those of our partner companies by securities analysts;

•	new products or services offered by us, our partner companies and their competitors;

•	announcements by our partner companies and their competitors of technological innovations;

•	announcements by us or our partner companies or our competitors of significant acquisitions, strategic partnerships or joint ventures;

•	additional sales of our securities;

•	additions to or departures of our key personnel or key personnel of our partner companies; and

•	general economic conditions, such as a recession or interest rate or currency rate fluctuations, and the reluctance of enterprises to increase spending on new technologies.

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

     If our partner companies do not succeed, the value of our assets and the price of our common stock may decline. Economic, governmental, industry and company factors outside our control affect each of our partner companies. The material risks relating to our partner companies include:

•	fluctuations in the market price of the common stock of Verticalnet and Universal Access, our publicly traded partner companies, and other future publicly traded partner companies, which are likely to affect the price of our common stock;

•	many of our partner companies are in the early stages of their development with limited operating history, little revenue and substantial losses;

•	lack of the widespread commercial use of the internet, decreased spending on information technology software and services and elongated sales cycles which may prevent our partner companies from succeeding;

•	intensifying competition for the products and services our partner companies offer, which could lead to the failure of some of our partner companies; and

•	the inability of our partner companies to secure additional financing, which may force some of our partner companies to cease or scale back operations.

     Of our $237.8 million in total assets as of March 31, 2004, $55.7 million, or 23.4%, consisted of ownership interests in our partner companies accounted for under the equity and cost methods of accounting. The carrying value of our partner company ownership interests includes our original acquisition cost, the effect of accounting for certain of our partner companies under the equity method of accounting, the effect of adjustments to our carrying value resulting from certain issuances of equity securities by our partner companies, and the effect of impairment charges recorded for the decrease in value of certain partner companies. The carrying value of our partner companies will be impaired and decrease if one or more of our partner companies do not succeed. The carrying value of our partner companies is not marked to market; therefore, a decline in the market value of one of our publicly-traded partner companies may impact our financial position by not more than the carrying value of the partner company. However, this decline would likely affect the price of our common stock. For example, our stakes in our publicly traded partner companies had a combined market value of $10.6 million in the aggregate as of March 31, 2004. A decline in the market value of our publicly traded partner companies will likely cause a decline in the price of our common stock.

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

     Our accounting estimates with respect to the useful life and ultimate recoverability of our carrying basis, including goodwill, in our partner companies could change in the near term and the effect of such changes on the financial statements could be significant. In the first quarter of 2000, we announced several significant acquisitions that were financed principally with shares of our stock and based on the price of our stock at that time, were valued in excess of $1.0 billion. Based on our periodic review of our partner company holdings, we have recorded cumulative impairment charges of $1.3 billion to write off certain partner company holdings. As of March 31, 2004, our recorded amount of carrying basis including goodwill was not impaired, although we cannot assure that our future results will confirm this assessment. We performed our annual impairment test during the fourth quarter of 2003. It is possible that a significant write-down or write-off of partner company carrying basis, including goodwill, may be required in the future, or that a significant loss will be recorded in the future upon the sale of a partner company. A write-down or write-off of this type could cause a decline in the price of our common stock.

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

     Our inability to prevent dilution of our ownership interests in our partner companies or our inability to otherwise have a controlling influence over the management and operations of our partner companies could have an adverse impact on our status under the Investment Company Act. Our ability to adequately control our partner companies could also prevent us from assisting them or could prevent us from liquidating our interest in them at a time or at a price that is favorable to us. Additionally, our partner companies may not collaborate with each other or act in ways that are consistent with our business strategy. These factors could hamper our ability to maximize returns on our interests and cause us to recognize losses on our interests in partner companies.

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

     Verticalnet and Universal Access are our publicly-traded partner companies. Fluctuations in the price of Verticalnet’s and Universal Access’ and other future publicly-traded partner companies’ common stock are likely to affect the price of our common stock. The price of our publicly-traded partner companies common stock has been highly volatile. As of March 31, 2004, the market value of the Company’s interest in publicly-traded partner companies was $10.6 million. Our assets as reflected in our March 31, 2004 balance sheet were $237.8 million, of which $8.6 million related to Verticalnet and Universal Access as the Company’s ownership interests are marked to market in our balance sheet.

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

Universal Access’ results of operations, and accordingly the price of its common stock, may be adversely affected by the risk factors disclosed in its SEC filings, including the following factors:

•	restrictions on future operating activities and ability to pursue business opportunities in connection with the incurrence of indebtedness;

•	failure of its services to be sufficiently rapid, reliable and cost-effective;

•	unwillingness of clients to outsource the obtaining of circuits;

•	failure to successfully operate a network operations center;

•	inability to implement and maintain its Universal Information Exchange (“UIX”) databases;

•	failure of the market for Universal Transport Exchange (“UTX”) services to grow;

•	inability of clients’ to pay their obligations;

•	inability to obtain additional financing;

•	inability to reduce costs and manage future expansion effectively;

•	inability to retain key personnel and hire additional personnel;

•	dependence on several large clients;

•	inability to develop new service offerings and expand marketing channels;

•	control by a significant stockholder may discourage third party offers to acquire the company;

•	recent reverse stock split may cause a decline in stock price and total market capitalization;

•	inability to provide uninterrupted circuit access;

•	difficult industry conditions;

•	inability to compete due to price compression;

•	compliance with regulatory requirements; and

•	lack of patented technology.

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

     During 2003, a partner company’s customer notified such partner company that it was exercising its right to terminate its arrangement to purchase services from such partner company effective January 1, 2004. This customer may compete with this partner company in the future. Approximately 17% of our consolidated company revenue for the year ended December 31, 2003, related to such customer. If our partner companies are not able to retain significant customers, such partner companies’ and our results of operations and financial position could be adversely effected.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to equity price risks on the marketable portion of our equity securities. Our public holdings at March 31, 2004 include equity positions in companies in the technology industry sector, including: eMerge Interactive; Universal Access and Verticalnet, many of which have experienced significant historical volatility in their stock prices. A 20% adverse change in equity prices, based on a sensitivity analysis of our public holdings as of March 31, 2004, would result in an approximate $2.1 million decrease in the fair value of our public holdings.

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

     The carrying values of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and notes payable, approximate fair value because of the short maturity of these instruments. At March 31, 2004, the remaining principal balance of the convertible subordinated notes was $39.1 million and the fair value was approximately $39.1 million. Fair value of the Company’s convertible subordinated notes is determined by obtaining thinly traded market quotes from public sources. The carrying value of other long-term debt approximates its fair value, as estimated by using discounted future cash flows based on our current incremental borrowing rates for similar types of borrowing arrangements.

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

PART II – OTHER INFORMATION

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

     On December 20, 2002, the Company was named as a defendant in an action filed in the United States District Court for the District of Maine. The plaintiffs include former stockholders of Animated Images, Inc. (“Animated Images”), one of the Company’s former partner companies. In addition to the Company, the defendants include Freeborders, a current partner company, and four individual defendants, including former officers of the Company and former Animated Images and Freeborders directors. The complaint generally alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and Section 5(a) of the Securities Act of 1933, fraud, breach of contract, breach of fiduciary duty and civil conspiracy, among other claims, in connection with the merger of Animated Images into Freeborders. In support of these claims, the plaintiffs allege, among other things, that the defendants misrepresented the value of the stock of Freeborders, resulting in plaintiffs’ having received less consideration in the merger than that to which they believe they were entitled. The litigation currently is in its preliminary stage. The Court granted defendants’ motion to stay the litigation pending arbitration in California of plaintiffs’ claims against Freeborders. In an effort to avoid such arbitration, plaintiffs have moved to dismiss Freeborders from the litigation, and they seek to proceed with arbitration of their claims against the Company and certain other defendants. The Company has opposed plaintiffs’ motion, and the Court has not yet ruled on it.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Number	Document
10.1	Lease Termination Agreement between One Boston Place LLC and Internet Capital Group Operations, Inc. dated April 14, 2004.

11.1	Statement Regarding Computation of Per Share Earnings (included herein at Note 8 — “Net Loss Per Share” to the Consolidated Financial Statements on Page 15)

31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

     On February 19, 2004, the Company furnished a Current Report on Form 8-K dated February 19, 2004, to report under Item 9, the Company’s press release and financial information for the fourth quarter and year-end 2003 results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNET CAPITAL GROUP, INC.

Date: May 10, 2004
	By:	/s/Anthony P. Dolanski

Name: Anthony P. Dolanski
Title: Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
(Duly Authorized Officer)

EXHIBIT INDEX

Number	Document
10.1	Lease Termination Agreement between One Boston Place LLC and Internet Capital Group Operations, Inc. dated April 14, 2004

11.1	Statement Regarding Computation of Per Share Earnings (included herein at Note 8 “Net Loss Per Share” to the Consolidated Financial Statements on page 15)

31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002