Form 10-Q
period 2004-06-30
INTERNET CAPITAL GROUP INC
filed 2004-08-09
CIK 1085621

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

Commission File Number 000-26929

INTERNET CAPITAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware (State of other jurisdiction of Incorporation or organization)	23-2996071 (I.R.S. Employer Identification Number)

690 Lee Road, Suite 310, Wayne, PA (Address of principal executive offices)	19087 (Zip Code)

(610) 727-6900
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes   [X]   NO   [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).   Yes   [X]   NO   [   ]

The number of shares of the Company’s Common Stock outstanding as of August 6, 2004 was 38,422,100 shares.

INTERNET CAPITAL GROUP, INC.
FORM 10-Q
June 30, 2004

     Although we refer in this Report to the companies in which we have acquired a convertible debt or an equity ownership interest as our “Partner Companies” and we indicate that we have a “partnership” with these companies, we do not act as an agent or legal representative for any of our Partner Companies, and we do not have the power or authority to legally bind any of our Partner Companies, and we do not have the types of liabilities in relation to our Partner Companies that a general partner of a partnership would have.

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

INTERNET CAPITAL GROUP, INC.
PARTNER COMPANIES AS OF JUNE 30, 2004

Agribuys, Inc. (“Agribuys”)
Anthem/CIC Ventures Fund LP (“Anthem”)
Arbinet - thexchange Inc. (“Arbinet”)
Axxis, Inc. (f/k/a FuelSpot.com, Inc.)(“Axxis”)
Blackboard, Inc. (“Blackboard”) (Nasdaq:BBBB)
Captive Capital Corporation (f/k/a eMarket Capital, Inc.) (“Captive Capital”)
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
Syncra Systems, Inc. (“Syncra Systems”)
Tibersoft Corporation (“Tibersoft”)
Universal Access Global Holdings Inc. (“Universal Access”) (Nasdaq:UAXS)
Verticalnet, Inc. (“Verticalnet”) (Nasdaq:VERT)

PART I – FINANCIAL INFORMATION

INTERNET CAPITAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2004	2003
	(unaudited)
	(in thousands, except per share data)
Assets
Current Assets
Cash and cash equivalents	$65,000	$77,581
Restricted cash	992	1,819
Short-term investments	27,288	9
Accounts receivable, net of allowance ($2,055-2004; $2,620-2003)	20,177	25,715
Prepaid expenses and other current assets	5,361	6,315

Total current assets	118,818	111,439
Marketable securities	64,601	6,714
Fixed assets, net	2,436	2,368
Ownership interests in Partner Companies	55,022	52,467
Goodwill	45,196	45,196
Intangibles, net	5,268	6,452
Other	7,092	6,527

Total Assets	$298,433	$231,163

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Convertible subordinated notes (Note 9)	$—	$173,919
Current maturities of other long-term debt	55	6,298
Accounts payable	13,059	19,263
Accrued expenses	15,813	17,046
Accrued compensation and benefits	5,808	7,907
Accrued restructuring	769	2,512
Deferred revenue	9,580	8,973

Total current liabilities	45,084	235,918
Senior convertible notes (Note 9)	60,000	—
Other liabilities	7,671	9,964
Minority interest	3,429	4,575

	116,184	250,457

Stockholders’ Equity
Preferred stock $0.01 par value; 10,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value; 2,000,000 shares authorized, 38,057 (2004) and 21,839 (2003) issued and outstanding	38	22
Additional paid in capital	3,521,093	3,251,068
Accumulated deficit	(3,395,568)	(3,269,920)
Unamortized deferred compensation	(2,340)	(712)
Notes receivable-stockholders	(300)	(460)
Accumulated other comprehensive income	59,326	708

Total stockholders’ equity (deficit)	182,249	(19,294)

Total Liabilities and Stockholders’ Equity	$298,433	$231,163

See notes to Consolidated Financial Statements

INTERNET CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
Revenue	$12,519	$18,081	$24,665	$37,476
Operating expenses
Cost of revenue	6,716	11,040	14,150	22,974
Selling, general and administrative	8,521	12,690	17,397	28,420
Research and development	2,496	3,833	4,991	9,294
Amortization of intangibles	708	1,552	1,494	3,276
Impairment related and other	(7)	3,360	646	3,897

Total operating expenses	18,434	32,475	38,678	67,861

	(5,915)	(14,394)	(14,013)	(30,385)
Other income (loss), net	3,343	(2,413)	(110,396)	3,361
Interest income	344	372	571	814
Interest expense	(1,573)	(4,523)	(3,203)	(9,076)

Loss before minority interest and equity loss	(3,801)	(20,958)	(127,041)	(35,286)
Minority interest	573	1,044	1,203	2,478
Equity loss	(1,625)	(5,142)	(2,810)	(10,067)

Loss from continuing operations	(4,853)	(25,056)	(128,648)	(42,875)
Income (loss) on discontinued operations	3,000	(615)	3,000	(898)

Net loss	$(1,853)	$(25,671)	$(125,648)	$(43,773)

Basic and diluted loss per share:
Loss from continuing operations	$(0.13)	$(1.85)	$(3.74)	$(3.17)
Discontinued operations	0.08	(0.05)	0.09	(0.07)

	$(0.05)	$(1.90)	$(3.65)	$(3.24)

Shares used in computation of basic and diluted loss per share	37,003	13,526	34,422	13,503

See notes to Consolidated Financial Statements.

INTERNET CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2004	2003
	(in thousands)
Net cash used in operating activities	$(16,820)	$(25,099)

Investing Activities
Capital expenditures,net	(763)	(256)
Proceeds from sales of Partner Company ownership interests	22,632	1,343
Acquisitions of ownership interests in Partner Companies, net	(7,282)	(10,505)
Other acquisitions, net	—	(1,595)
Proceeds from sales of marketable securities	2,299	9,935
Purchases of/proceeds from short-term investments, net	(27,279)	6,986
Reduction of cash due to deconsolidation of a subsidiary	—	(1,759)

Cash provided by (used in) investing activities	(10,393)	4,149

Financing Activities
Issuance of senior convertible notes	60,000	—
Redemption of convertible subordinated notes	(39,541)	—
Repurchase of convertible subordinated notes	—	(5,529)
Repayment of long term debt and capital lease obligations, net	(6,270)	(2,290)
Line of credit borrowings	218	360
Line of credit repayments	—	(89)
Repayment of loans from employees/stockholders	160	477
Exercise of stock options	—	275

Cash provided by (used in) financing activities	14,567	(6,796)
Net decrease in Cash and Cash Equivalents	(12,646)	(27,746)
Effect of exchange rates on Cash	65	(640)
Cash and Cash Equivalents at the beginning of period	77,581	117,783

Cash and Cash Equivalents at the end of period	$65,000	$89,397

     Supplemental non-cash – See Note 9.

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

Reverse stock split

     In May 2004, the Company recorded a one-for-twenty reverse stock split. The common stock and additional paid-in capital accounts and all share and per share amounts have been retroactively restated in these financial statements to reflect this reverse split.

2. Significant Accounting Policies

Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The consolidated financial statements also include the following majority-owned subsidiaries for the periods indicated, each of which was consolidated since the date the Company acquired majority control (collectively, the “Consolidated Subsidiaries”):

THREE MONTHS ENDED JUNE 30, 2004
CommerceQuest
ICG Commerce

THREE MONTHS ENDED JUNE 30, 2003
CommerceQuest
ICG Commerce
Freeborders

SIX MONTHS ENDED JUNE 30, 2004
CommerceQuest
ICG Commerce

SIX MONTHS ENDED JUNE 30, 2003
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

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Significant Accounting Policies – (Continued)

     Consolidation. Partner Companies in which the Company directly or indirectly owns more than 50% of the outstanding voting securities, and for which other shareholders do not possess the right to affect significant management decisions, are generally accounted for under the consolidation method of accounting. Under this method, a Partner Company’s balance sheet and results of operations are reflected within the Company’s Consolidated Financial Statements. All significant intercompany accounts and transactions have been eliminated. Participation of other Partner Company stockholders in the net assets and in the earnings or losses of a consolidated Partner Company is reflected in the caption “Minority interest” in the Company’s Consolidated Balance Sheets and Statements of Operations. Minority interest adjusts the Company’s consolidated results of operations to reflect only the Company’s share of the earnings or losses of the consolidated Partner Company. The results of operations and cash flows of a Consolidated subsidiary are included through the latest interim period in which the Company owned a greater than 50% direct or indirect voting interest for the entire interim period or otherwise exercised control over the Partner Company. Upon a reduction of control below 50%, the accounting method is adjusted to the equity or cost method of accounting, as appropriate, for subsequent periods. Also, see Note 3.

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

     Cost Method. Partner Companies not accounted for under the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, the Company’s share of the earnings or losses of such companies is not included in the Company’s Consolidated Statements of Operations. However, cost method Partner Company impairment charges are recognized in the Consolidated Statements of Operations. If circumstances suggest that the value of the Partner Company has subsequently recovered, such recovery is not recorded.

     When a cost method Partner Company qualifies for use of the equity method, the Company’s investment is adjusted retroactively for its share of the past results of its operations. Therefore, prior losses could significantly decrease the Company’s carrying value of such Partner Company at that time.

     The Company records its ownership interest in equity securities of Partner Companies accounted for under the cost method at cost (reflected in “Ownership interests in Partner Companies”), unless these securities have readily determinable fair values based on quoted market prices, in which case these interests are valued at fair value and classified as available-for-sale securities or some other classification such as marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Significant Accounting Policies – (Continued)

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

     Also see Note 3.

Concentration of Customer Base and Credit Risk

     Approximately 16% of the Company’s revenue for the three and six months ended June 30, 2003, related to one customer of one of the Company’s consolidated Partner Companies. During 2003, this customer notified such consolidated Partner Company of the exercise of its right to terminate its arrangement to purchase services from such consolidated Partner Company effective January 1, 2004. Accounts receivable from this customer as of June 30, 2004 and December 31, 2003 were not significant.

Accounts Receivable

     The Company provides services in which the Company manages the transaction between its customer and a third party supplier. In these transactions, the Company is responsible for paying the supplier for the full cost of the goods or services and the customer is responsible for paying the Company an amount, which is generally the Company’s cost plus a transaction fee, for the goods or services. The Company is typically responsible for paying the supplier independent of when and if the Company receives payment from its customer. The Company receives payment directly from its customer. The Company records the gross amount of the associated receivables and payables on the accompanying consolidated balance sheets. However, the Company records the net amount of the transaction fee as revenue on the accompanying consolidated statements of operations. As of June 30, 2004 and December 31, 2003, accounts receivable included approximately $14.0 million and $17.3 million, respectively, related to such transactions.

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

     In March 2004, the Company issued 0.3 million shares of restricted stock to employees that generally vest over four years with acceleration provisions based on certain operating metrics. The value of the restricted stock at the date of grant of $2.1 million was recorded as deferred compensation and will be amortized over the vesting period.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Significant Accounting Policies – (Continued)

     In July 2004, the Company issued 0.4 million shares of restricted stock to employees that vest over four years. The value of the restricted stock at the date of grant of $2.4 million will be recorded as deferred compensation and will be amortized over the vesting period.

     The following table illustrates the effect on the Company’s net loss and net loss per share as if the fair value based method had been applied to all outstanding and unvested awards:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(unaudited)
	(in thousands)
Net loss, as reported	$(1,853)	$(25,671)	$(125,648)	$(43,773)
Add stock-based employee compensation expense included in reported net loss	426	268	706	662
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards	(2,114)	(4,704)	(3,318)	(9,797)

Pro forma net loss	$(3,541)	$(30,107)	$(128,260)	$(52,908)

Basic and diluted net loss per share, as reported	$(0.05)	$(1.90)	$(3.65)	$(3.24)
Pro forma basic and diluted net loss per share	$(0.10)	$(2.23)	$(3.73)	$(3.92)

     The per share weighted-average fair value of options issued by the Company during the three and six months ended June 30, 2004 and 2003 was $7.60 and $8.51 and $6.40 and $15.80, respectively.

     The following assumptions were used to determine the fair value of stock options granted to employees by the Company for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Volatility	131.44%	136.23%	131.44-132.99%	136.23-138.38%
Average expected option life	3 years	3 years	3 years	3 years
Risk-free interest rate	2.33%	1.99%	2.26-2.33%	1.99-2.26%
Dividend yield	0.0%	0.0%	0.0%	0.0%

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

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. Investments in Partner Companies

     The following table summarizes the Company’s goodwill and other intangibles and ownership interests in Partner Companies.

	June 30,	December 31,
	2004	2003
	(unaudited)
	(in thousands)
Goodwill	$45,196	$45,196
Other intangibles	5,268	6,452

	$50,464	$51,648

Ownership interests in Partner Companies – Equity Method	$46,650	$41,745
Ownership interests in Partner Companies – Cost Method	8,372	10,722

	$55,022	$52,467

Equity Method Companies

     The following unaudited summarized financial information relates to the twelve Partner Companies accounted for under the equity method of accounting at June 30, 2004 (voting ownership %):

     Private Core – CreditTrade (30%), eCredit (32%), Freeborders (48%), GoIndustry (54%), Investor Force (38%), LinkShare (40%), Marketron (40%) and StarCite (28%). Although the Company’s ownership percentage in GoIndustry exceeds 50% at June 30, 2004, the Company has not consolidated its financial statements due to the existence of certain minority voting rights in accordance with Emerging Issues Task Force No. 96-16 “Investor’s Accounting for an Investee when the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights.”

     Private Emerging – Agribuys (26%), ComputerJobs.com (46%), Co-nect (36%) and Syncra Systems (31%).

     This information has been compiled from the unaudited financial statements of the respective Partner Companies.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. Investments in Partner Companies — (Continued)

Balance Sheets

	As of June 30, 2004
	Core	Emerging	Total
	(unaudited)
	(in thousands)
Cash, cash equivalents and short-term investments	$57,539	$6,542	$64,081
Other current assets	54,276	4,082	58,358
Non-current assets	80,516	2,645	83,161

Total assets	$192,331	$13,269	$205,600

Current maturities of long-term debt	$6,501	$1,241	$7,742
Other current liabilities	69,524	7,964	77,488
Long-term debt	12,654	18,076	30,730
Other non-current liabilities	6,665	—	6,665
Stockholders’ equity (deficit)	96,987	(14,012)	82,975

Total liabilities and stockholders’ equity (deficit)	$192,331	$13,269	$205,600

Total carrying value	$45,725	$925	$46,650

	As of December 31, 2003
	Core	Emerging	Total
	(in thousands)
Cash and cash equivalents	$50,154	$6,616	$56,770
Other current assets	57,788	4,908	62,696
Non-current assets	82,784	3,405	86,189

Total assets	$190,726	$14,929	$205,655

Current maturities of long-term debt	$12,683	$1,180	$13,863
Other current liabilities	71,151	8,812	79,963
Long-term debt	13,540	18,001	31,541
Other non-current liabilities	6,263	—	6,263
Stockholders’ equity (deficit)	87,089	(13,064)	74,025

Total liabilities and stockholders’ equity (deficit)	$190,726	$14,929	$205,655

Carrying value	$40,305	$1,004	$41,309

Carrying value of eMerge Interactive, Inc.			$436

Total carrying value			$41,745

     The long-term debt (including current portion thereof) of the Company’s equity method Partner Companies primarily consists of secured notes due to other stockholders and other outside lenders of these Partner Companies. The debt is non-recourse to the Company and the Company has not guaranteed any of this long-term debt.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. Investments in Partner Companies — (Continued)

     Results of Operations

	Three Months Ended June 30, 2004			Six Months Ended June 30, 2004
	Core	Emerging	Total	Core	Emerging	Total
	(unaudited)
	(in thousands)
Revenue	$41,319	$5,383	$46,702	$82,324	$11,036	$93,360

Net loss	$(4,106)	$(3,110)	$(7,216)	$(5,906)	$(6,106)	$(12,012)

Equity Loss	$(1,396)	$(229)	$(1,625)	$(1,762)	$(612)	$(2,374)

Public Partner Companies			—			$(436)

			$(1,625)			$(2,810)

	Three Months Ended June 30, 2003			Six Months Ended June 30, 2003
	Core	Emerging	Total	Core	Emerging	Total
	(unaudited)
	(in thousands)
Revenue	$33,755	$5,292	$39,047	$65,182	$10,720	$75,902

Net loss	$(4,169)	$(3,588)	$(7,757)	$(11,931)	$(7,152)	$(19,083)

Equity loss	$(1,042)	$(682)	$(1,724)	$(2,448)	$(1,896)	$(4,344)

Public Partner Companies			(1,604)			(3,541)
Impairment charges			(1,381)			(1,381)
Other			(433)			(801)

			$(5,142)			$(10,067)

     During the three months ended March 31, 2004 eMerge Interactive, Inc. (“eMerge Interactive”), and during the year ended December 31, 2003, Verticalnet and Universal Access, three of the Company’s public Partner Companies, previously accounted for under the equity method of accounting, were reclassified to the cost method of accounting as the Company’s ownership level decreased as did the Company’s ability to exercise significant influence on these entities.

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

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. Investments in Partner Companies – (Continued)

     The Company adopted Interpretation No. 46-R during the three months ended March 31, 2004. There was no impact to the Company’s Consolidated Financial Statements as the Company’s ownership interests in its Partner Companies were excluded due to scope exceptions provided for in Interpretation No. 46-R.

Impairments Related to Equity Method Companies

     The Company recorded no impairment charges during the three and six months ended June 30, 2004 related to equity method Partner Companies. The Company recorded $1.4 million in impairment charges during the three and six months ended June 30, 2003 related to equity method Partner Companies.

Impairments related to Cost Method Companies

     The Company recorded no impairment charges during the three and six months ended June 30, 2004 related to cost method Partner Companies. The Company recorded $3.5 million in impairment charges during the three and six months ended June 30, 2003 related to cost method Partner Companies.

Marketable Securities

     Marketable securities represent the Company’s holdings in available-for-sale securities. The cost, unrealized holding gains, and fair value of available-for-sale securities at June 30, 2004 and December 31, 2003 were as follows:

		Unrealized Holding
	Cost	Gains	Fair Value
June 30, 2004
Blackboard	$775	$57,847	$58,622
Verticalnet	3,135	1,417	4,552
Universal Access	1,257	—	1,257
Other	108	62	170

	$5,275	$59,326	$64,601

December 31, 2003
Verticalnet	$3,135	$308	$3,443
Universal Access	2,869	316	3,185
Other	2	84	86

	$6,006	$708	$6,714

     The amounts reflected in the Company’s cost was principally the carrying value on the date these Partner Companies converted to cost method companies from equity method companies. During the three months ended June 30, 2004, the Company recorded a $1.6 million impairment charge for the other than temporary decline in the fair market value of Universal Access which is included in “Other income (loss), net” in the Company’s Consolidated Statements of Operations.

4. Goodwill and Other Intangible Assets

     As of June 30, 2004 and December 31, 2003, $45.2 million of goodwill was allocated to the Company’s Core segment. Amortizable intangible assets as of June 30, 2004 and December 31, 2003 of $4.5 million and $5.7 million, respectively, are included in intangible assets in the Company’s Consolidated Balance Sheets. Unamortizable intangible assets of $0.8 million as of June 30, 2004 and December 31, 2003, are included in intangible assets in the Company’s Consolidated Balance Sheets.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. Goodwill and Other Intangible Assets – (Continued)

     Other intangible assets that are being amortized over their useful lives are shown in the table below.

		As of June 30, 2004
		(unaudited)
		(in thousands)
	Useful	Gross Carrying	Accumulated
Amortizable Intangible Assets	Life	Amount	Amortization	Net Carrying Amount
Customer Base	2-5 years	$6,860	$(6,860)	$—
Technology	2-5 years	22,535	(18,013)	4,522

		$29,395	$(24,873)	$4,522

		As of December 31, 2003
		(in thousands)
	Useful	Gross Carrying	Accumulated
Amortizable Intangible Assets	Life	Amount	Amortization	Net Carrying Amount
Customer Base	2-5 years	$6,860	$(6,860)	$—
Technology	2-5 years	22,379	(16,673)	5,706

		$29,239	$(23,533)	$5,706

     Amortization expense for intangible assets for the three and six months ended June 30, 2004 and 2003 was $0.7 million and $1.5 million and $1.5 million and $3.3 million, respectively.

     Estimated amortization expense for the remainder of 2004 and succeeding fiscal years is as follows (in thousands):

December 31, 2004 (remainder)	$1,366
December 31, 2005	1,592
December 31, 2006	845
December 31, 2007	719

$4,522

5. Derivative Financial Instruments

     In September 2001, the Company entered into a variable share forward contract to hedge 1.8 million shares of its holdings of i2 Technologies, Inc. (“i2 Technologies”) common stock. On April 7, 2003, the forward contract was terminated and the Company received cash of $9.6 million.

     The fair value of warrants issued to the Company by Partner Companies, which are derivative instruments, are recorded in the Consolidated Balance Sheets at issuance in “Other Assets” and are valued using the Black-Scholes option-pricing model. Changes in the fair value of the warrants are recorded to “Other income (loss), net”. During the three months ended June 30, 2004, the fair value of all outstanding warrants increased $1.7 million, principally as the result of the initial public offering of Blackboard and the Company exercised warrants with a value of $0.2 million. The estimated fair value of warrants held in Partner Companies was approximately $2.4 million at June 30, 2004 and $0.9 million at December 31, 2003 and is included in “Other Assets” in the Company’s Consolidated Balance Sheets.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. Income Taxes

     The Company’s deferred tax asset before valuation allowance of $642 million at June 30, 2004 consists primarily of $238 million related to the carrying value of its Partner Companies, capital loss carryforwards of $232 million and net operating loss carryforwards of approximately $148 million.

     At June 30, 2004, the Company had net operating loss carryforwards of approximately $399 million that may be used to offset future taxable income. Approximately $62 million of these carryforwards are subject to significant limitations on their utilization due to ownership changes experienced by certain consolidated Partner Companies. Additionally, as a result of the convertible debt for equity exchanges (see Note 9) that were completed in 2003 and 2004, an ownership change, pursuant to Section 382 of the Internal Revenue Code, of the Company has occurred. The annual limitation on the utilization of its net operating loss and capital loss carryforwards is approximately $13 million. These carryforwards expire between 2008 and 2022.

     A valuation allowance has been provided for the Company’s net deferred tax asset at June 30, 2004, as the Company believes, after evaluating all positive and negative evidence, historical and prospective, that it is more likely than not that these benefits will not be realized.

7. Comprehensive Income (Loss)

     Comprehensive income (loss) is the change in equity of a business enterprise during a period resulting from transactions and other events and circumstances from non-owner sources. Excluding net loss, the Company’s primary source of comprehensive income (loss) is net unrealized holding gains (losses) related to its marketable securities. The following summarizes the components of comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(unaudited)
	(in thousands)
Net loss	$(1,853)	$(25,671)	$(125,648)	$(43,773)
Other comprehensive income (loss):
Unrealized holding gains (losses) in marketable securities	54,344	49	57,991	(582)
Reclassification adjustments/realized net gains on marketable securities	627	—	627	332

Comprehensive income (loss)	$53,118	$(25,622)	$(67,030)	$(44,023)

8. Net Loss Per Share

     The calculations of net loss per share were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(unaudited)
	(in thousands, except per share data)
Basic and Diluted:
Loss from continuing operations	$(4,853)	$(25,056)	$(128,648)	$(42,875)
Income (loss) on discontinued operations	3,000	(615)	3,000	(898)

Net Loss	$(1,853)	$(25,671)	$(125,648)	$(43,773)

Weighted average common shares outstanding	37,003	13,526	34,422	13,503

Loss from continuing operations	$(0.13)	$(1.85)	$(3.74)	$(3.17)
Income (loss) on discontinued operations	0.08	(0.05)	0.09	(0.07)

Net loss per share	$(0.05)	$(1.90)	$(3.65)	$(3.24)

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. Net Loss Per Share – (Continued)

     If a consolidated or equity method Partner Company has dilutive options or securities outstanding, diluted net loss per share is computed first by deducting from loss from continuing operations the income attributable to the potential exercise of the dilutive options or securities of the Partner Company. For the three and six months ended June 30, 2004 and 2003, the impact of a Partner Company’s dilutive securities has not been included as the impact would be anti-dilutive.

     The following dilutive securities were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive:

	June 30, 2004		June 30, 2003
		Weighted Average		Weighted Average
Dilutive security	Shares	price per share	Shares	price per share
Stock options	794,169	$30.82	818,289	$63.80
Stock options (exercised with non-recourse loans)	756,128	$43.60	756,128	$43.60
Restricted stock	297,826	—	20,962	—
Convertible subordinated notes	—	—	106,369	$2,548.80
Senior convertible notes	6,587,621	$9.11	—	—
Warrants	26,521	$189.27	14,021	$352.66

	8,462,265		1,715,769

9. Debt

Senior Convertible Notes

     In April 2004, the Company issued $60.0 million of senior convertible notes. The notes bear interest at an annual rate of 5%, payable semi-annually, and mature in April 2009. The notes are convertible at the option of the holder, at any time on or before maturity into shares of the Company’s common stock at a conversion price of $9.108 per share. Additionally, subsequent to October 8, 2004, provided that at the time of redemption the Company is in compliance with certain other requirements, the notes may be redeemed by the Company if the Company’s closing stock price exceeds $15.94 per share for at least 20 out of 30 consecutive trading days. The Company recorded interest expense of $0.7 million for the three months ended June 30, 2004 related to these notes. The Company capitalized deferred financing fees of $1.6 million to be amortized over the life of the notes. For the three months ended June 30, 2004, the Company expensed $0.1 million relating to these fees.

Convertible Subordinated Notes

     In December 1999, the Company issued $566.3 million of convertible subordinated notes. The notes bore interest at an annual rate of 5.5% and were scheduled to mature in December 2004. From 2001 through March 31, 2004, the Company repurchased and extinguished $527.2 million of the original $566.3 million face value of convertible notes for $89.8 million in cash and 23.2 million shares of the Company’s common stock in a series of separate transactions. As of March 31, 2004 and December 31, 2003, the remaining balance of convertible notes was $39.1 million and $173.9 million, respectively. In June 2004, the Company redeemed the remaining $39.1 million face value of convertible notes for $39.5 million, recognizing a $0.4 million loss on the early redemption included in “Other income (loss), net” in the Company’s Consolidated Statements of Operations. Additionally, the Company expensed $0.2 million related to the residual deferred financing fees. The Company recorded interest expense of $0.7 million and $2.1 million and $4.2 million and $8.5 million during the three and six months ended June 30, 2004 and 2003, respectively, related to these convertible notes.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. Debt – (Continued)

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

Loan and Credit Agreements

     On September 30, 2002, the Company entered into a loan agreement with Comerica Bank to provide for the issuance of letters of credit (the “Loan Agreement”). The Loan Agreement provided for issuances of letters of credit up to $20 million subject to a cash-secured borrowing base as defined by the Loan Agreement. The Loan Agreement was extended to October 19, 2004, and the maximum amount of letters of credit authorized to be issued was reduced to $10 million. Issuance fees of 0.50% per annum of the face amount of each letter of credit will be paid to Comerica Bank subsequent to issuance. The Loan Agreement also is subject to a 0.25% per annum unused commitment fee payable to the bank quarterly. Amounts secured under the Loan Agreement are included in “Restricted Cash” on the Company’s Consolidated Balance Sheets. As of June 30, 2004, no letters of credit were outstanding under the loan agreement.

Other Long-Term Debt

     During the three months ended June 30, 2004, the Company settled $6.2 million of principal and $2.3 million of accrued interest relating to secured notes of a consolidated Partner Company for a total of $6.9 million in cash. The resulting $1.6 million gain is reflected in “Other income (loss), net” on the Company’s Consolidated Statements of Operations.

     The Company’s other long-term debt of less than $0.1 million relates to its consolidated Partner Companies, and consists of capital lease commitments and is included in “Other liabilities” on the Company’s Consolidated Balance Sheets.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. Discontinued Operations

     In 2002, the sale of the assets of Delphion, Inc. occurred. During June 2004, the Company received additional proceeds from the sale of $3.0 million after expiration of an indemnification period. The gain is reflected in “Income (loss) on discontinued operations” in the Company’s Consolidated Statements of Operations.

     In the fourth quarter of 2003, the sale of the assets of OneCoast Network Holdings, Inc. (“OneCoast”) occurred. In accordance with SFAS No. 144, this Partner Company has been treated as a discontinued operation. Accordingly, the operating results of this discontinued operation have been presented separately from continuing operations and include the losses recognized on disposition in the line item “Income (loss) on discontinued operations” in the Company’s Consolidated Statements of Operations. The Company received no cash proceeds on the transaction and recorded a loss of approximately $10.8 million. OneCoast had revenues of $5.9 million and $11.5 million for the three and six months ended June 30, 2003. The Company’s share of the losses of OneCoast totaled $0.6 million and $0.9 million for the three and six months ended June 30, 2003.

11. Restructuring

     From 2001 to 2004, the Company and its consolidated Partner Companies implemented restructuring plans designed to reduce cost structures by closing and consolidating offices, disposing of fixed assets and reducing their workforces. The restructuring costs include the estimated costs to close offices including costs to fulfill the Company’s obligations under signed lease contracts and the write-off of leasehold improvements. Employee severance and related benefits include the estimated costs of cash severance and non-cash charges for the acceleration of stock options and forgiveness of interest on employee stock option loans. Cash severance was paid in a lump sum or over the shorter of a six-month period or until new employment. Restructuring charges totaled nil and $0.6 million during the three and six months ended June 30, 2004, respectively. Restructuring charges totaled $2.5 million and $3.0 million during the three and six months ended June 30, 2003, respectively. These charges are included in “Impairment related and other” in the Consolidated Statements of Operations. The following table provides further detail of remaining employee severance and office closure costs.

	Office	Employee
	closure	severance and
	costs	related benefits	Total
	(unaudited)
	(in thousands)
Accrued restructuring balance at December 31, 2003	$2,084	$428	$2,512
Q1 restructuring charges	546	107	653
Cash payments	(303)	(295)	(598)
Non-cash items expensed immediately/Other	(3)	(127)	(130)

Accrued restructuring balance at March 31, 2004	2,324	113	2,437
Q2 restructuring charges/(credits)	—	(7)	(7)
Cash payments	(1,514)	(73)	(1,587)
Non-cash items expensed immediately/Other	(67)	(7)	(74)

Accrued restructuring balance at June 30, 2004	$743	$26	$769

     The remaining unpaid amount in “Accrued restructuring” in the Company’s Consolidated Balance Sheets as of June 30, 2004 of $0.8 million relates to lease payments due to the consolidation of excess facilities, which will be paid through 2005 using cash from operations.

     The Company continually evaluates the balance of the restructuring reserve it records in prior periods based on the remaining estimated amounts to be paid. Differences, if any, between the estimated amounts accrued and the actual amounts paid will be reflected in operating expenses in future periods.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

     Syncra Systems is included in the Emerging category for all periods. iSky, Inc. (“iSky”) was sold in the second quarter of 2004. Prior to 2004, iSky and Syncra Systems were included in the Core category.

     Approximately 35% and 37% and 38% and 33% of the Company’s consolidated revenue for the three and six months ended June 30, 2004 and 2003 respectively, relates to sales generated in Europe.

     The following summarizes the unaudited selected information related to the Company’s segments. All significant intersegment activity has been eliminated. Assets are owned or allocated assets used by each operating segment.

Segment Information

(in thousands)

				Reconciling Items
				Discontinued
				Operations
			Total	and				Consolidated
	Core	Emerging	Segment	Dispositions	Corporate	Other		Results
Three Months Ended June 30, 2004
Revenues	$12,519	$—	$12,519	$—	$—	$—		$12,519
Net income (loss)	$(4,303)	$(229)	$(4,532)	$3,000	$(4,237)	$3,916	*	$(1,853)
Assets	$146,601	$9,319	$155,920	$—	$142,513	$—		$298,433
Capital expenditures	$(489)	$—	$(489)	$—	$(137)	$—		$(626)
Three Months Ended June 30, 2003
Revenues	$18,081	$—	$18,081	$—	$—	$—		$18,081
Net loss	$(9,875)	$(682)	$(10,557)	$(1,048)	$(10,268)	$(3,798)	*	$(25,671)
Assets	$172,808	$11,094	$183,902	$4,105	$74,273	$—		$262,280
Capital expenditures	$(189)	$—	$(189)	$—	$—	$—		$(189)
Six Months Ended June 30, 2004
Revenues	$24,665	$—	$24,665	$—	$—	$—		$24,665
Net income (loss)	$(9,357)	$(612)	$(9,969)	$3,000	$(9,394)	$(109,285)	*	$(125,648)
Assets	$146,601	$9,319	$155,920	$—	$142,513	$—		$298,433
Capital expenditures	$(624)	$—	$(624)	$—	$(139)	$—		$(763)
Six Months Ended June 30, 2003
Revenues	$37,274	$202	$37,476	$—	$—	$—		$37,476
Net income (loss)	$(23,736)	$(2,139)	$(25,875)	$(1,699)	$(19,249)	$3,050	*	$(43,773)
Assets	$172,808	$11,094	$183,902	$4,105	$74,273	$—		$262,280
Capital expenditures	$(256)	$—	$(256)	$—	$—	$—		$(256)

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. Segment Information – (Continued)

*Other reconciling items to net loss are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Impairment (Note 3)	$—	$(5,813)	$—	$(5,813)
Minority interest	573	1,044	1,203	2,478
Other income (loss) (Note 13)	3,343	971	(110,488)	6,385

	$3,916	$(3,798)	$(109,285)	$3,050

13. Parent Company Financial Information

     Parent company financial information is provided to present the financial position and results of operations of the Company and its wholly-owned subsidiaries as if the Partner Companies accounted for under the consolidation method of accounting were accounted for under the equity method of accounting for all applicable periods presented. The Company’s share of the consolidated Partner Companies’ losses is included in “Equity loss” in the Parent Company Statements of Operations for all periods presented based on the Company’s ownership percentage in each period. The carrying value of the consolidated companies as of June 30, 2004 and December 31, 2003 is included in “Ownership interests in Partner Companies” in the Parent Company Balance Sheets.

Parent Company Balance Sheets

	As of June 30,	As of December 31,
	2004	2003
	(unaudited)
	(in thousands)
Assets
Cash and cash equivalents	$42,898	$49,771
Restricted cash	—	850
Short-term investments	27,279	—
Other current assets	623	2,481

Current assets	70,800	53,102
Ownership interests in Partner Companies	110,387	100,367
Marketable securities	64,601	6,714
Other	4,755	4,323

Total assets	$250,543	$164,506

Liabilities and stockholders’ equity
Current maturities of convertible subordinated notes	$—	$173,919
Other current liabilities	8,294	9,881

Total current liabilities	8,294	183,800
Senior convertible notes	60,000	—

Total liabilities	68,294	183,800
Stockholders’ equity (deficit)	182,249	(19,294)

Total liabilities and stockholders’ equity	$250,543	$164,506

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. Parent Company Financial Information – (Continued)

Parent Company Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(unaudited)
	(in thousands)
Revenue	$—	$—	$—	$—
Operating expenses
General and administrative	3,006	4,337	6,349	9,369
Impairment related and other.	—	2,920	546	2,920

Total operating expenses	3,006	7,257	6,895	12,289

	(3,006)	(7,257)	(6,895)	(12,289)
Other income (loss), net	6,344	(2,517)	(107,487)	2,897
Interest expense, net	(1,231)	(3,955)	(2,499)	(7,904)

Income (loss) before equity loss	2,107	(13,729)	(116,881)	(17,296)
Equity loss	(3,960)	(11,942)	(8,767)	(26,477)

Net loss	$(1,853)	$(25,671)	$(125,648)	$(43,773)

Parent Company Statements of Cash Flows

	Six Months Ended June 30,
	2004	2003
	(unaudited)
	(in thousands)
Net cash used in operating activities	$(7,395)	$(12,930)
Investing Activities
Capital expenditures, net	(139)	—
Proceeds from sales of ownership interests in Partner Companies	22,632	1,343
Acquisitions of ownership interests in Partner Companies	(17,610)	(21,605)
Proceeds from sales of marketable securities	2,299	9,935
Purchases of/proceeds from short-term investments, net	(27,279)	6,986

Cash used in investing activities	(20,097)	(3,341)
Financing Activities
Issuance of senior convertible notes	60,000	—
Redemption of convertible subordinated notes	(39,541)	—
Repurchase of convertible subordinated notes	—	(5,529)
Repayment of loans from employees/stockholders	160	477
Exercise of stock options	—	275

Cash provided by (used) in financing activities	20,619	(4,777)

Net decrease in Cash and Cash Equivalents	(6,873)	(21,048)
Cash and cash equivalents at beginning of period	49,771	81,875

Cash and Cash Equivalents at end of period	$42,898	$60,827

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. Parent Company Financial Information – (Continued)

Other Income (Loss), net

     Other income (loss), net consists of the effect of transactions and other events incidental to the Company’s ownership interests in its Partner Companies and its operations in general.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(unaudited)
	(in thousands)
Gain (Loss) on Debt Extinquishments (Note 9)	$(599)	$—	$(133,158)	$6,127
Partner Company Impairment Charges (Note 3)	—	(3,488)	—	(3,488)
Gain (Loss) on SFAS 133 securities (Note 5)	1,706	—	1,786	(332)
Gain on sales of eMerge Interactive	2,239	—	14,645	—
Other than temporary decline in fair market value of Universal Access (Note 3)	(1,612)	—	(1,612)	—
Gain on settlement of debt of Consolidated Partner Company (Note 9)	1,593	—	1,593
Gain on sales of Ownership interests in Partner Companies	682	1,058	7,232	1,058
Realized gains on marketable securities	—	340	—	340
Other	(666)	(427)	(974)	(808)

	3,343	(2,517)	(110,488)	2,897
Consolidated Partner Companies	—	104	92	464

	$3,343	$(2,413)	$(110,396)	$3,361

     During the three months ended June 30, 2004, the Company sold 1,000,000 shares of eMerge Interactive for $2.3 million in cash, recognizing a gain of $2.2 million, and the Company sold its ownership interest in iSky for $0.6 million in cash, recognizing a gain of $0.6 million.

     During the three months ended March 31, 2004, the Company sold 5,944,445 shares of eMerge Interactive for $12.4 million in cash, recognizing a gain of $12.4 million, and the Company sold its entire interest in Onvia, Inc. (“Onvia”) and recognized a gain of $6.6 million. The Company received $0.8 million in cash in March 2004 and $5.8 million in April 2004 for its Onvia shares when the trade settled for this portion of the disposition.

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

     Internet Capital Group is an information technology company actively engaged in delivering software solutions and services that are designed to enhance business operations by increasing efficiency, reducing costs and improving sales results. We operate through a network of partner companies that deliver those solutions to customers. The various interests that we acquire in our partner companies are accounted for under one of three accounting methods: consolidation, equity method or cost method. The applicable accounting method is generally determined based on our voting interest in a partner company. Generally, if we own more than 50% of the outstanding voting securities of a partner company, and for which other shareholders do not possess the right to affect significant management decisions, a partner company’s accounts are reflected within our consolidated financial statements. If we own generally between 20% and 50% of the outstanding securities, a partner company’s accounts are not reflected within our consolidated financial statements; however, our share of the earnings or losses of the partner company is reflected in the caption “Equity loss” in our consolidated statements of operations. Partner companies not accounted for under either the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, our share of the earnings or losses of these companies is not included in our consolidated statements of operations.

     Information for all periods presented below reflects the grouping of ICG partner companies into two segments, consisting of the Core segment and the Emerging segment. The Core operating segment includes those partner companies in which the Company’s management takes a very active role in providing strategic direction and management assistance. The Emerging operating segment includes investments in companies that are, in general, managed to provide the greatest near-term stockholder value (“Emerging”). During fiscal 2003, one of our consolidated Core partner companies, OneCoast disposed of substantially all of its assets. The historical results of OneCoast are presented as “Discontinued Operations.” Additionally, during fiscal 2003 seven of our Emerging partner companies ceased operations. The partner companies included within the segments as of June 30, 2004 for presentation purposes, are consistently the same 27 partner companies for the 2004 and 2003 period.

     Loss from continuing operations for the three months ended June 30, 2004 totaled $4.9 million and included net benefits totaling $3.9 million principally of gains on extinguishment of interest on debt at one of our consolidated partner companies, partner company dispositions and warrant valuations offset principally by losses on the markdown of marketable securities.

     Loss from continuing operations for the three months ended June 30, 2003 totaled $25.1 million and included net charges totaling $7.8 million consisting principally of impairment and restructuring charges.

Liquidity and Capital Resources

     The following table summarizes certain balance sheet information for the Parent Company, Internet Capital Group:

	June 30, 2004	December 31, 2003
	(in thousands)
Cash, cash equivalents and short-term investments	$70,177	$49,771
Marketable securities	$64,601	$6,714
Senior convertible notes due April 2009	$(60,000)	$—
Convertible subordinated notes due December 2004	$—	$(173,919)
Shares of common stock outstanding	38,057	21,839

     In May 2004, we issued $60.0 million of senior convertible notes due in April 2009. We used the net proceeds to redeem the current outstanding balance of $39.1 million of December 2004 convertible subordinated notes. The residual will be used for general operation requirements and fundings to existing partner companies as well as potentially new partner companies.

     We believe existing cash, cash equivalents and short-term investments and proceeds from the potential sales of all or a portion of our interests in certain partner companies to be sufficient to fund our cash requirements for the foreseeable future, including commitments to existing partner companies, debt obligations and general operations requirements.

     At June 30, 2004, as well as the date of this filing, we were not obligated for any funding and guarantee commitments to existing partner companies. If a certain consolidated partner company achieves a fair market value in excess of $1.0 billion, we will be obligated to pay, in cash or stock at our option, 4% of the partner company’s fair market value in excess of $1.0 billion, up to $70 million, to a venture capital firm. One of our executive officers was a limited partner of this venture capital firm. This contingent obligation will expire on the earlier to occur of May 31, 2005 or an unaffiliated company sale, if the valuation milestone is not achieved. Currently, the fair market value of this partner company is well below $1.0 billion.

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

     The following table summarizes our and our consolidated subsidiaries’ cash and cash equivalents, restricted cash and short-term investments:

Summary of Liquidity

	June 30, 2004			December 31, 2003
	ICG			ICG Parent
	Parent	Consolidated		Company	Consolidated
	Company Level	Subsidiaries	Total	Level	Subsidiaries	Total
	(in thousands)
Cash and cash equivalents	$42,898	$22,102	$65,000	$49,771	$27,810	$77,581
Restricted Cash	—	992	992	850	969	1,819
Short-term investments	27,279	9	27,288	—	9	9

Total	$70,177	$23,103	$93,280	$50,621	$28,788	$79,409

     Consolidated working capital improved by $198.2 million from December 31, 2003 to June 30, 2004 primarily due to the repurchase and extinguishment of $134.8 million of convertible notes through the issuance of 15.9 million shares of our common stock.

	Six Months Ended June 30,
	2004	2003
	(in thousands)
Net cash used in operating activities	$(16,820)	$(25,099)
Net cash provided by (used in) investing activities	$(10,393)	$4,149
Net cash provided by (used in) financing activities	$14,567	$(6,796)

     Net cash used in operating activities was approximately $16.8 million for the six months ended June 30, 2004 compared to $25.1 million during the comparable 2003 period. The decrease is primarily the result of the decreased losses at our consolidated partner companies.

     Net cash used in investing activities during the six months ended June 30, 2004 was $10.4 million versus net cash provided by investing activities of $4.1 million during the comparable 2003 period. The decrease is primarily due to short-term investments of $27.3 million in 2004 and increased proceeds from partner company dispositions and sales of marketable securities and reduced acquisitions of ownership interests in 2004 versus 2003.

     Net cash provided by financing activities was $14.6 million for the six months ended June 30, 2004 versus net cash used in financing activities of $6.8 million during the comparable 2003 period. The increase in cash used is principally the result of the $60.0 million issuance of senior convertible notes offset by $39.5 million used to redeem convertible subordinated notes in 2004 and $6.2 million of repayments of long-term debt versus $5.5 million being used to repurchase $12.0 million of principal amount of our convertible subordinated notes in 2003.

     We and our consolidated subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. We do not expect the ultimate liability with respect to these actions will materially affect our financial position or cash flows.

Contractual Cash Obligations and Commercial Commitments

     The following table summarizes our contractual cash obligations and commercial commitments as of June 30, 2004:

	Payments due by period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 years
	(in thousands)
Senior convertible notes	$60,000	$—	$—	$60,000	$—
Operating leases	18,905	9,237	6,025	1,442	2,201
Other borrowings	55	55	—	—	—

	$78,960	$9,292	$6,025	$61,442	$2,201

Off-Balance Sheet Arrangements

     We are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Results of Operations

     As of June 30, 2004, we owned interests in 27 partner companies that are categorized below based on segment and method of accounting.

CORE PARTNER COMPANIES (%Voting Interest)
Consolidated	Equity	Cost
CommerceQuest (87%)	CreditTrade (30%)	Blackboard(1)
ICG Commerce (75%)	eCredit (32%)	Universal Access (2)
	Freeborders (48%)	Verticalnet (3)
GoIndustry (54%)
Investor Force (38%)
LinkShare (40%)
Marketron (40%)
StarCite (28%)

EMERGING PARTNER COMPANIES (%Voting Interest)
Consolidated	Equity	Cost
	Agribuys (26%)	Anthem (9%)
	ComputerJobs.com (46%)	Arbinet (2%)
	Co-nect (36%)	Axxis (9%)
	Syncra Systems (31%)	Captive Capital (5%)
ClearCommerce (11%)
Emptoris (9%)
Entegrity Solutions (2%)
Jamcracker (2%)
Mobility Technologies (3%)
Tibersoft (5%)

(1) We own 2,923,777 shares of Blackboard (see Note 3 subsection “Marketable Securities” to Consolidated Financial Statements.)

(2) We own 1,083,206 shares of Universal Access (see Note 3 subsection “Marketable Securities” to Consolidated Financial Statements.)

(3) We own 2,917,794 shares of Verticalnet (see Note 3 subsection “Marketable Securities” to Consolidated Financial Statements.)

     The following summarizes the unaudited selected financial information related to our segments. Each segment includes the results of our consolidated partner companies and records our share of the earnings and losses of partner companies accounted for under the equity method of accounting. The partner companies included within the segments are consistently the same 27 partner companies for the three and six months ended June 30, 2004 and 2003. The method of accounting for any particular partner company may change based on our ownership interest.

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

Segment Information

(in thousands)

				Reconciling Items
				Discontinued
			Total	Operations and			Consolidated
	Core	Emerging	Segment	Dispositions	Corporate	Other	Results
For The Three Months Ended June 30, 2004
Revenues	$12,519	$—	$12,519	$—	$—	$—	$12,519
Net income (loss)	$(4,303)	$(229)	$(4,532)	$3,000	$(4,237)	$3,916	$(1,853)
For The Three Months Ended June 30, 2003
Revenues	$18,081	$—	$18,081	$—	$—	$—	$18,081
Net loss	$(9,875)	$(682)	$(10,557)	$(1,048)	$(10,268)	$(3,798)	$(25,671)
For The Six Months Ended June 30, 2004
Revenues	$24,665	$—	$24,665	$—	$—	$—	$24,665
Net income (loss)	$(9,357)	$(612)	$(9,969)	$3,000	$(9,394)	$(109,285)	$(125,648)
For The Six Months Ended June 30, 2003
Revenues	$37,274	$202	$37,476	$—	$—	$—	$37,476
Net income (loss)	$(23,736)	$(2,139)	$(25,875)	$(1,699)	$(19,249)	$3,050	$(43,773)

For the Three and Six Months Ended June 30, 2004 vs. 2003

Results of Operations - Core Companies

     The following presentation of our Results of Operations – Core Companies includes the results of our consolidated Core partner companies and our share of the results of our equity method Core partner companies.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)
Selected data:
Revenue	$12,519	$18,081	$24,665	$37,274

Cost of revenue	(6,716)	(11,040)	(14,150)	(22,885)
Selling, general and administrative	(5,515)	(8,353)	(11,048)	(18,695)
Research and development	(2,496)	(3,833)	(4,991)	(9,294)
Amortization of other intangibles	(708)	(1,552)	(1,494)	(3,276)
Impairment related and other	7	(440)	(100)	(977)

Operating expenses	(15,428)	(25,218)	(31,783)	(55,127)

Interest and other	2	(92)	(41)	106
Equity loss	(1,396)	(2,646)	(2,198)	(5,989)

Net loss	$(4,303)	$(9,875)	$(9,357)	$(23,736)

Revenue

     Revenues have decreased for our consolidated Core companies during the three and six months ended June 30, 2004 versus the same 2003 periods.

     During 2003, a customer of one of our consolidated Core companies notified the consolidated partner company of the exercise of its right to terminate its arrangement to purchase services from our consolidated Core company effective January 1, 2004. Revenue from this customer totaled $2.9 million and $6.2 million for the three and six months ended June 30, 2004, respectively, versus nil for the 2004 periods.

     The deconsolidation of Freeborders and eCredit reduced revenue $1.2 million and $3.8 million for the three and six months ended June 30, 2004, respectively, versus the same 2003 periods.

     The residual decreases in revenue for the 2004 versus 2003 periods are due to the challenging sales environment for enterprise software and outsourced procurement companies.

     We expect 2004 period versus 2003 period revenue to continue to decrease for the rest of 2004 primarily as a result of the loss of the significant customer and the deconsolidation of eCredit and Freeborders in 2003.

Operating Expenses

     Operating expenses have decreased for our consolidated Core companies during the three and six months ended June 30, 2004 versus the same 2003 periods.

     As 2004 period versus 2003 period revenue decreased as a result of the loss of the significant customer and challenging sales environment for enterprise software, CommerceQuest and ICG Commerce reduced operating expenses $7.8 million and $15.7 million for the three and six months ended June 30, 2004 versus the same 2003 periods, respectively.

     Additionally, the deconsolidation of Freeborders and eCredit reduced operating expenses $2.0 million and $7.6 million for the three and six months ended June 30, 2004, respectively, versus the same 2003 periods.

We expect 2004 period versus 2003 period operating expenses to continue to decrease for the rest of 2004 given actions taken in 2003 to reduce operating expenses in reaction to the loss of the significant customer and challenging sales environment and the deconsolidation of eCredit and Freeborders in 2003.

Equity Loss

     The following table reconciles the components of equity loss for segment reporting purposes to equity loss for consolidated financial statement reporting:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)
Share of loss – private companies	$(1,396)	$(1,042)	$(1,762)	$(2,448)
Share of loss – public companies	—	(1,604)	(436)	(3,541)

Segment subtotal	$(1,396)	$(2,646)	$(2,198)	$(5,989)

     Total revenue of our eight private Core equity method companies improved 22% from $33.8 million in the three months ended June 30, 2003 to $41.3 million in the same 2004 period and also improved 26% from $65.2 million in the six months ended June 30, 2003 to $82.3 million in the same 2004 period. The revenue growth is primarily the result of increased revenue at our Core equity method companies involved with affiliate marketing, credit markets, online meetings and online auctions.

Total net income (loss) of our eight private Core equity method companies improved from $(4.2) million in the three months ended June 30, 2003 to $(4.1) million in the same 2004 period. The improvement in net loss in the three months ended June 30, 2004 versus the 2003 period is primarily the result of increased revenue as discussed in the previous paragraph offset by increased spending to extend service and sales and the accrual of income taxes. Our share of the net income (loss) of these companies increased during the three months ended June 30, 2004 versus 2003 primarily as a result of the treatment of Freeborders as an equity method company in 2004 versus consolidated in 2003 and our basis in certain companies being reduced to zero in the 2004 period versus the 2003 period.

Total net income (loss) improved from $(11.9) million in the six months ended June 30, 2003 to $(5.9) million in the same 2004 period. The improvement of net loss in the six months ended June 30, 2004 versus the 2003 period is primarily the result of increased revenue during the period partially offset by increased spending. Our share of the net income (loss) of these companies decreased during the six months ended June 30, 2004 versus 2003 as a result of the improved net income (loss), but was also impacted by the treatment of Freeborders as an equity method company in 2004 versus consolidated in 2003 and our basis in certain companies being reduced to zero in the 2004 period versus the 2003 period.

As of June 30, 2004 Universal Access and Verticalnet are accounted for under the cost method accounting and eMerge Interactive is no longer a partner company. During the 2003 periods these three publicly-traded partner companies were accounted for under the equity method of accounting.

     Results of Operations – Emerging Companies

     The following presentation of our Results of Operations – Emerging Companies includes the results of our consolidated Emerging partner companies and our share of the results of our equity method emerging partner companies.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)
Selected data:
Revenue	$—	$—	$—	$202
Operating expenses	—	—	—	(445)
Interest and other	—	—	—	—
Equity loss	(229)	(682)	(612)	(1,896)

Net loss	$(229)	$(682)	$(612)	$(2,139)

     Our consolidated Emerging companies have generated negligible revenues to date in 2003. The period over period decreases in operating expenses is due to the deconsolidation of Captive Capital during the second quarter of 2003. Equity loss decreased from the 2003 periods to the 2004 periods primarily as a result of our carrying value in the partner companies being reduced to zero.

Discontinued Operations and Dispositions

     The following is a summary of the components included in “Discontinued Operations and Dispositions,” a reconciling item for segment reporting purposes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)
Net income (loss) attributable to discontinued operations	$3,000	$(615)	$3,000	$(898)
Net loss attributable to equity method companies disposed of	—	(433)	—	(801)

	$3,000	$(1,048)	$3,000	$(1,699)

     During the three and six months ended June 30, 2004, we received additional cash proceeds of $3.0 million from the Delphion disposition after the resolution of potential indemnification obligations.

     In the fourth quarter of 2003, the sale of the assets of OneCoast occurred. In accordance with SFAS No. 144, this partner company has been treated as a discontinued operation. Accordingly, the operating results of this discontinued operation have been presented separately from continuing operations. We received no cash proceeds on the transaction and recorded a loss of approximately $10.8 million. Our share of the losses of OneCoast totaled $0.6 million and $0.9 million, respectively, for the three and six months ended June 30, 2003.

     The impact to our consolidated results of other consolidated and equity method partner companies we have disposed of our ownership interest in or have ceased operations during 2004 and 2003 is also included in the caption “Dispositions” for segment reporting purposes. During the three and six months ended June 30, 2003, we recorded $1.4 million in impairment charges related to equity method companies we have disposed of.

Corporate

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)
General and administrative	$(3,006)	$(4,337)	$(6,349)	$(9,369)
Impairment related and other	—	(1,976)	(546)	(1,976)
Interest expense, net	(1,231)	(3,955)	(2,499)	(7,904)

Total corporate operating expenses	$(4,237)	$(10,268)	$(9,394)	$(19,249)

General and Administrative

     Our general and administrative expenses decreased $1.3 million and $3.1 million for the three and six months ended June 30, 2003 to 2004 primarily due to a reduction in stock-based compensation as a result of more restricted stock vesting in 2003, as well as changes recorded relating to certain modifications of certain stockholder loans. The residual decrease is the result of our continued restructuring of our operations.

Restructuring (Impairment Related and Other)

     During the first quarter of 2004, we settled a lease obligation for more than we had estimated, resulting in a charge of $0.5 million.

Interest Income/Expense

     The decrease in interest expense, net is primarily attributable to the reduction in convertible notes outstanding at June 30, 2004 versus 2003.

Other

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)
Other income (loss) (Note 13)	$3,343	$971	$(110,488)	$6,385
Impairment (Note 3)	—	(5,813)	—	(5,813)
Minority interest	573	1,044	1,203	2,478

	$3,916	$(3,798)	$(109,285)	$3,050

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

Revenue

     We may assume all or a part of a customer’s procurement function as part of sourcing arrangements. Typically in these engagements, we are paid a fee based on a percentage of the amount spent by our customer’s purchasing department in the specified areas we manage, a fixed fee agreed upon in advance, and in many cases we have the opportunity to earn additional fees based on the level of savings achieved for customers. We recognize fee income as earned and any additional fees as we become entitled to them. In these arrangements, we do not assume inventory, warranty or credit risk for the goods or services a customer purchases, but we do negotiate the arrangements between a customer and supplier.

     We recognize license revenue when a signed contract or purchase order exists, the software has been shipped or electronically delivered, the license fee is fixed or determinable, and collection of the resulting receivable is probable. When contracts contain multiple elements wherein vendor specific objective evidence exists for all undelivered elements, we account for the delivered elements in accordance with the “Residual Method” prescribed by Statements of Position No. 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions”.

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

Commitments and Contingencies

     From time to time, we are a defendant or plaintiff in various legal actions that arise in the normal course of business. From time to time, we are also a guarantor of various third-party obligations and commitments. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required for these contingencies, if any, which would be charged to earnings, is made after careful analysis of each individual matter. The required reserves may change in the future due to new developments in each matter or changes in circumstances, such as a change in settlement strategy. Changes in required reserves could increase or decrease our earnings in the period the changes are made.

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

     We adopted Interpretation No. 46-R during the three months ended March 31, 2004. The adoption resulted in no impact to our consolidated financial statements as our ownership interests in our partner companies were excluded due to scope exceptions provided for in Interpretation No. 46-R.

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

     Factors that could cause our actual results, levels of activity, performance or achievements to differ materially from those anticipated in forward-looking statements include, but are not limited to, factors discussed elsewhere in this Report and include among other things:

•	external factors, such as terrorism, that might erode business and consumer confidence;

•	development of the e-commerce and information technology markets;

•	capital spending by enterprises and customers;

•	our partner companies’ ability to compete successfully against competitors;

•	our ability to maximize value in connection with divestitures;

•	our ability to retain key personnel;

•	our ability to effectively manage existing capital resources;

•	our ability and our partner companies’ ability to access the capital markets; and

•	our outstanding indebtedness.

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

If general economic conditions are unfavorable our partner companies may be unable to attract or retain customers and our ability to grow our business may be adversely effected.

     Numerous external forces, including fear of terrorism, hostilities in the Middle East involving United States armed forces, lack of consumer confidence and interest rate or currency rate fluctuations, could affect the economy. If the economy is unfavorable, our partner companies’ customers and potential customers may be unwilling to spend money on technology-related goods or services. If our partner companies are unable to attract new customers or retain existing customers our ability to grow our business will be adversely effected.

Our stock price has been volatile in the past and may continue to be volatile in the future.

     Our stock price has historically been volatile. Stock prices of technology companies have generally been volatile as well. This volatility may continue in the future.

     The following factors, among others, may add to our common stock price’s volatility:

•	general economic conditions, such as a recession or interest rate or currency rate fluctuations, and the reluctance of enterprises to increase spending on new technologies;

•	actual or anticipated variations in our quarterly results and those of our partner companies;

•	changes in the market valuations of our partner companies and other technology and internet companies;

•	conditions or trends in the information technology and e-commerce industries;

•	negative public perception of the prospects of information technology companies;

•	changes in our financial estimates and those of our partner companies by securities analysts;

•	new products or services offered by us, our partner companies and their competitors;

•	announcements by our partner companies and their competitors of technological innovations;

•	announcements by us or our partner companies or our competitors of significant acquisitions, strategic partnerships or joint ventures;

•	additional sales of our securities;

•	additions to or departures of our key personnel or key personnel of our partner companies;

•	the recent reverse stock split; and

•	our debt obligations.

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

A large number of shares of our common stock could be sold in the public market in connection with the exercise of our senior convertible debt, and future sales of our common stock, or the perception that such future sales may occur, may cause our stock price to decline.

     A large number of shares of our common stock could be sold into the public market if the holders of our senior convertible notes due April 2009 elect to convert such notes. The notes are convertible at the option of the holder at any time on or before maturity into shares of our common stock at a conversion price of $9.108 per share. The sale of a large number of shares of our common stock, or the perception that such sales could occur, could materially and adversely affect the market price of our common stock and could impair our ability to obtain capital through an offering of equity securities.

Fluctuation in the price of the common stock of our publicly-traded partner companies may affect the price of our common stock.

     Blackboard, Verticalnet and Universal Access are our publicly-traded partner companies. Fluctuations in the price of Blackboard’s, Verticalnet’s and Universal Access’ and other future publicly-traded partner companies’ common stock are likely to affect the price of our common stock. The price of our publicly-traded partner companies common stock has been highly volatile. As of June 30, 2004, the market value of the Company’s interest in these publicly-traded partner companies was $64.4 million.

     Blackboard’s results of operations, and accordingly the price of its common stock, may be adversely affected by the risk factors disclosed in its SEC filings, including the following factors:

•	uncertainty regarding achieving sustained profitability;

•	uncertainty regarding providing enterprise software applications to the education industry;

•	uncertainty regarding the development and acceptance of online education;

•	inability to cover increasing fixed costs if estimates of future revenue fall short of expectations;

•	uncertainty regarding license renewal rates;

•	uncertainty regarding market acceptance of Blackboard Content System, a new product;

•	inability to rapidly increase revenues given revenue is recognized ratably over terms of agreement from 12-48 months;

•	uncertainty regarding the impact on operating margins given revenue mix;

•	uncertainty regarding product errors or delays;

•	lengthy and unpredictable sales cycle for products;

•	inability to manage expansion of market;

•	uncertainty regarding compatibility of products with third party application; and

•	inability to protect intellectual property rights.

     Verticalnet’s results of operations, and accordingly the price of its common stock, may be adversely affected by the risk factors disclosed in its SEC filings, including the following factors:

•	inability to acquire additional capital;

•	inability to retain key management and experienced software personnel;

•	inability to generate an operating profit;

•	inability to compete in the market for the products and services it offers;

•	dependence on large customers;

•	potential errors in new releases and new products;

•	inability to keep pace with technological change;

•	inability to protect intellectual property rights;

•	lengthy sales and implementation cycles for products;

•	dilution of existing shareholders; and

•	uncertainty regarding pending litigation.

     Universal Access’ results of operations, and accordingly the price of its common stock, may be adversely affected by the risk factors disclosed in its SEC filings, including the following factors:

•	insufficient cash to satisfy liquidity needs;

•	inability to compete due to price compression;

•	inability to generate significantly higher revenues and reduce costs to achieve and maintain profitability;

•	assumption of indebtedness that could restrict future operating activities;

•	failure of its services to be sufficiently rapid, reliable and cost-effective;

•	unwillingness of clients to outsource the obtaining of circuits;

•	failure to successfully operate a network operations center;

•	inability to implement and maintain its Universal Information Exchange databases;

•	failure of the market for Universal Transport Exchange services to grow;

•	inability of clients’ to pay their obligations;

•	inability to retain key personnel and hire additional personnel;

•	dependence on several large clients;

•	inability to develop new service offerings and expand marketing channels;

•	control by a significant stockholder may discourage third party offers to acquire the company;

•	inability to provide uninterrupted circuit access;

•	difficult industry conditions;

•	compliance with regulatory requirements; and

•	lack of patented technology.

     In addition, the report of Universal Access’ independent auditor for the period ended December 31, 2003 indicated that the auditor has substantial doubts about Universal Access’ ability to continue as a going concern. On August 4, 2004 Universal Access filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Northern District of Illinois.

     Only July 1, 2004 Universal Access announced that it had received a Nasdaq Staff Determination indicating that it fails to comply with the minimum stockholders’ equity requirements for continued listing and that its securities are therefore subject to delisting from the Nasdaq SmallCap Market.

Our business depends upon the performance of our partner companies, which is uncertain.

     If our partner companies do not succeed, the value of our assets and the price of our common stock may decline. Economic, governmental, industry and company factors outside our control affect each of our partner companies. The material risks relating to our partner companies include:

•	fluctuations in the market price of the common stock of Blackboard, Verticalnet, and Universal Access, our publicly-traded partner companies, and other future publicly-traded partner companies, which are likely to affect the price of our common stock;

•	many of our partner companies have limited operating histories, have not yet attained significant revenues and are operating at or near break-even and may not achieve profitability in the future;

•	lack of the widespread commercial use of the internet, decreased spending on information technology software and services and elongated sales cycles which may prevent our partner companies from succeeding;

•	intensifying competition for the products and services our partner companies offer, which could lead to the failure of some of our partner companies; and

•	the inability of our partner companies to secure additional financing, which may force some of our partner companies to cease or scale back operations.

     Of our $298.5 million in total assets as of June 30, 2004, $55.0 million, or 18.4%, consisted of ownership interests in our private partner companies accounted for under the equity and cost methods of accounting. The carrying value of our partner company ownership interests includes our original acquisition cost, the effect of accounting for certain of our partner companies under the equity method of accounting, the effect of adjustments to our carrying value resulting from certain issuances of equity securities by our partner companies, and the effect of impairment charges recorded for the decrease in value of certain partner companies. The carrying value of our partner companies will be impaired and decrease if one or more of our partner companies do not succeed. This decline would likely affect the price of our common stock. As of June 30, 2004, the value of our publicly-traded partner companies (Blackboard, Verticalnet and Universal Access) was $64.4 million and reflected as “Marketable Securities” in our financial statements. A decline in the market value of our publicly-traded partner companies will likely cause a decline in the price of our common stock.

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

Our partner companies may not be able to successfully compete.

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

     During 2003, a partner company’s customer notified such partner company that it was exercising its right to terminate its arrangement to purchase services from such partner company effective January 1, 2004. This customer may compete with this partner company in the future. Approximately 17% of our consolidated company revenue for the year ended December 31, 2003 related to such customer. If our partner companies are not able to retain significant customers, such partner companies’ and our results of operations and financial position could be adversely affected.

The inability of our partner companies’ customers to pay their obligations to them in a timely manner, if at all, could have an adverse affect on our partner companies.

     Some of the customers of our partner companies may have inadequate financial resources to meet all their obligations. If one or more significant customers are unable to pay amounts owed to a partner company, such partner company’s results of operations and financial condition could be adversely affected

If public and private capital markets are not favorable for the information technology and e-commerce sectors, we may not be able to execute on our strategy.

     Our success depends on the acceptance by the public and private capital markets of information technology and e-commerce companies in general, including initial public offerings of those companies. The information technology and e-commerce markets have experienced significant volatility recently and the market for initial public offerings of information technology and e-commerce companies has been generally weak since 2000. If these conditions continue, we may not be able to create stockholder value by taking our partner companies public. In addition, reduced market interest in our industry may reduce the market value of our publicly-traded partner companies.

Our operations and growth could be impaired by limitations on our and our partner companies’ ability to raise money.

     If the capital markets’ interest in our industry is depressed, our ability and the ability of our partner companies to grow and access the capital markets will be impaired. This may require us or our partner companies to take other actions, such as borrowing money on terms that may be unfavorable, or divesting of assets prematurely to raise capital. While we attempt to operate our business in such a manner so as to be independent from the capital markets, there is no assurance that we will be successful in doing so. Our partner companies are also dependent on the capital markets to raise capital for their own purposes.

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

     When we divest all or part of an interest in a partner company, we may not receive maximum value for our position. We may divest our interests in partner companies to generate cash or for strategic reasons. For partner companies with publicly-traded stock, we may be unable to sell our interest at then-quoted market prices. Because we hold significant stakes of restricted securities in thinly-traded public companies, we may have difficulty selling our interest in such companies and, if we are able to sell our shares, such sales may be subject to volume limitations. Furthermore, for those partner companies that do not have publicly-traded stock, the realizable value of our interests may ultimately prove to be lower than the carrying value currently reflected in our consolidated financial statements. We continually evaluate the carrying value of our ownership interests in and advances to each of our partner companies for possible impairment based on achievement of business plan objectives and milestones, the value of each ownership interest in the partner company relative to carrying value, the financial condition and prospects of the partner company and other relevant factors. We cannot guarantee that we will receive maximum value in connection with the disposition of our stakes in partner companies. Additionally, we may be unable to find buyers for certain of our assets, which could adversely affect our business.

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

We may have to buy, sell or retain assets when we would otherwise choose not to in order to avoid registration under the Investment Company Act, which would impact our investment strategy.

     We believe that we are actively engaged in the businesses of information technology and e-commerce through our network of majority-owned subsidiaries and companies that we are considered to “control.” Under the Investment Company Act of 1940, as amended (the “Investment Company Act”), a company is considered to control another company if it owns more than 25% of that company’s voting securities and is the largest stockholder of such company. A company may be required to register as an investment company if more than 45% of its total assets consist of, and more than 45% of its income/loss and revenue attributable to it over the last four quarters is derived from, ownership interests in companies that it does not control. Because many of our partner companies are not majority-owned subsidiaries, and because we own 25% or less of the voting securities of a number of our partner companies, changes in the value of our interests in our partner companies and the income/loss and revenue attributable to our partner companies could subject us to regulation under the Investment Company Act unless we take precautionary steps. For example, in order to avoid having excessive income from “non-controlled” interests, we may not sell minority interests we would otherwise want to sell or we may have to generate non-investment income by selling interests in partner companies that we are considered to control. We may also need to ensure that we retain more than 25% ownership interests in our partner companies after any equity offerings. In addition, we may have to acquire additional income or loss generating majority-owned or controlled interests that we might not otherwise have acquired or may not be able to acquire “non-controlling” interests in companies that we would otherwise want to acquire. It is not feasible for us to be regulated as an investment company because the Investment Company Act rules are inconsistent with our strategy of actively managing, operating and promoting collaboration among our network of partner companies. On August 23, 1999, the SEC granted our request for an exemption under Section 3(b)(2) of the Investment Company Act declaring us to be primarily engaged in a business other than that of investing, reinvesting, owning, holding or trading in securities. This exemptive order reduces the risk that we may have to take action to avoid registration as an investment company, but it does not eliminate the risk.

Our accounting estimates with respect to the ultimate recoverability of our basis in our partner companies could change materially in the near term.

     Our accounting estimates with respect to the useful life and ultimate recoverability of our carrying basis, including goodwill, in our partner companies could change in the near term and the effect of such changes on the financial statements could be significant. In the first quarter of 2000, we announced several significant acquisitions that were financed principally with shares of our stock and based on the price of our stock at that time, were valued in excess of $1.0 billion. Based on our periodic review of our partner company holdings, we have recorded cumulative impairment charges of $1.3 billion to write off certain partner company holdings. As of June 30, 2004, our recorded amount of carrying basis including goodwill was not impaired, although we cannot assure that our future results will confirm this assessment. We performed our annual impairment test during the fourth quarter of 2003. It is possible that a significant write-down or write-off of partner company carrying basis, including goodwill, may be required in the future, or that a significant loss will be recorded in the future upon the sale of a partner company. A write-down or write-off of this type could cause a decline in the price of our common stock.

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

     Since we allocate our financial resources to certain partner companies, our ownership interests in other partner companies have been and are likely to continue to be diluted due to our decision not to participate in financings. Additionally, in connection with new rounds of financing, our partner companies may create liquidation preferences that are senior to existing preferences. If we do not participate in these rounds, our rights to receive preferences upon a sale of the company may be diminished at certain valuations. This dilution and the creation of senior liquidation preferences could result in a reduction in the value of our stakes in such partner companies.

Our outstanding indebtedness could negatively impact our future prospects.

     In April 2004, we issued $60.0 million of senior convertible notes due in April 2009. This indebtedness may make it more difficult to obtain additional financing and may inhibit our ability to pursue needed or favorable opportunities.

We may be unable to maintain our listing on the Nasdaq SmallCap Market, which could cause our stock price to fall and decrease the liquidity of our common stock.

     Our common stock is currently listed on the Nasdaq SmallCap Market, which has requirements for the continued listing of stock. One of the requirements is that our common stock maintain a minimum bid price of $1.00 per share. If our common stock trades below $1.00 per share or we fail to meet any of the other requirements of the Nasdaq SmallCap Market, our common stock may be delisted from the Nasdaq SmallCap Market. If our common stock is delisted from the Nasdaq SmallCap Market, the trading market for our common stock could decline which could depress our stock price and adversely affect the liquidity of our common stock.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to equity price risks on the marketable portion of our equity securities. Our public holdings at June 30, 2004 include equity positions in companies in the technology industry sector, including: Blackboard, Universal Access and Verticalnet, as well as other minor holdings many of which have experienced significant historical volatility in their stock prices. A 20% adverse change in equity prices, based on a sensitivity analysis of our public holdings as of June 30, 2004, would result in an approximate $13.2 million decrease in the fair value of our public holdings.

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

     The carrying values of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and notes payable, approximate fair value because of the short maturity of these instruments. At June 30, 2004, the carrying value of the senior convertible notes was $60.0 million.

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

     On December 20, 2002, the Company was named as a defendant in an action filed in the United States District Court for the District of Maine. The plaintiffs include former stockholders of Animated Images, Inc. (“Animated Images”), one of the Company’s former partner companies. In addition to the Company, the defendants include Freeborders, a current partner company, and four individual defendants, including former officers of the Company and former Animated Images and Freeborders directors. The complaint generally alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and Section 5(a) of the Securities Act of 1933, fraud, breach of contract, breach of fiduciary duty and civil conspiracy, among other claims, in connection with the merger of Animated Images into Freeborders. In support of these claims, the plaintiffs allege, among other things, that the defendants misrepresented the value of the stock of Freeborders, resulting in plaintiffs’ having received less consideration in the merger than that to which they believe they were entitled. The litigation currently is in its preliminary stage. The Court granted defendants’ motion to stay the litigation pending arbitration in California of plaintiffs’ claims against Freeborders. In an effort to avoid such arbitration, plaintiffs moved to dismiss Freeborders from the litigation, and the Court granted such motion. Plaintiffs seek to proceed with arbitration of their claims against the Company and certain other defendants. The Company has opposed plaintiffs’ motion in this regard, and the Court has not yet ruled on this motion or a motion to dismiss the pending complaint.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders on April 23, 2004. At this meeting, the stockholders voted in favor of the following items listed and described in the Company’s proxy statement dated March 24, 2004.

(1) Election of Directors

	For	Withheld
Thomas P. Gerrity	30,792,576	368,736
Robert E. Keith, Jr.	30,719,536	441,777

The following director’s terms of office as directors continued after this meeting:

David J. Berkman
Walter W. Buckley, III
David K. Downes
Warren V. Musser
Philip J. Ringo
Michael D. Zisman

(2) Ratification of the appointment of KPMG LLP as the Company’s Independent Certified Public Accountants

For	Against	Abstain
30,906,064	189,515	65,733

(3) Approved grant of discretionary authority to the Company’s Board of Directors to amend the Company’s restated certificate of incorporation to effect a reverse stock split of the Company’s issued and outstanding stock.

For	Against	Abstain
30,281,020	839,797	40,494

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Number	Document
3.1	Second Amendment of Restated Certificate of Incorporation of Internet Capital Group, Inc.

11.1	Statement Regarding Computation of Per Share Earnings (included herein at Note 8 — “Net Loss Per Share” to the Consolidated Financial Statements on Page 16)

31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

     On April 1, 2004, the Company filed a Current Report on Form 8-K dated April 1, 2004, to report under item 5, the Company’s announcement that it had entered into an agreement to sell a total of $60,000,000 principal amount of 5.00% Senior convertible notes due 2009 in a private placement.

     On April 12, 2004, the Company filed a Current Report on Form 8-K dated April 8, 2004, to report under Item 5, in connection with the previously announced agreement for the purchase and sale of a total of $60,000,000 principal amount of 5.00% senior convertible notes due 2009, the Subscription Date under the agreement occurred and, accordingly, the registration rights agreement and escrow agreement were entered into among the parties and certain closing deliveries were put into escrow.

     On April 27, 2004, the Company filed a Current Report on Form 8-K dated April 26, 2004, to report under Item 5, the Company’s Board of Directors approved the amendment of the Company’s restated certificate of incorporation to effect a reverse stock split of the Company’s common stock based upon a ratio of one-for-twenty.

     On May 6, 2004, the Company furnished a Current Report on Form 8-K dated May 6, 2004, to report under Item 9, the Company’s press release and financial information for the first quarter 2004 results.

     On May 11, 2004, the Company filed a Current Report on Form 8-K dated May 10, 2004, to report under Item 5, the Company’s announcement that it had completed the previously announced private placement of $60,000,000 principal amount of 5.00% senior convertible notes due April 2009.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNET CAPITAL GROUP, INC.

Date: August 9, 2004
	By:	/s/Anthony P. Dolanski

Name: Anthony P. Dolanski
Title: Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
(Duly Authorized Officer)

EXHIBIT INDEX

Number	Document
3.1	Second Amendment of Restated Certificate of Incorporation of Internet Capital Group, Inc.

11.1	Statement Regarding Computation of Per Share Earnings (included herein at Note 8 “Net Loss Per Share” to the Consolidated Financial Statements on page 16)

31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002