Form 10-Q
period 2004-09-30
INTERNET CAPITAL GROUP INC
filed 2004-11-09
CIK 1085621

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

     The number of shares of the Company’s Common Stock outstanding as of November 6, 2004 was 38,386,600 shares.

INTERNET CAPITAL GROUP, INC.
FORM 10-Q
September 30, 2004

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

INTERNET CAPITAL GROUP, INC.
PARTNER COMPANIES AS OF SEPTEMBER 30, 2004

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
	(Unaudited)
	(in thousands, except per share data)
Assets
Current Assets
Cash and cash equivalents	$32,003	$77,581
Restricted cash	378	1,819
Short-term investments	55,733	9
Accounts receivable, net of allowance ($1,898-2004; $2,620-2003)	18,912	25,715
Prepaid expenses and other current assets	6,128	6,315

Total current assets	113,154	111,439
Marketable securities	53,820	6,714
Fixed assets, net	2,269	2,368
Ownership interests in Partner Companies	54,598	52,467
Goodwill	45,196	45,196
Intangibles, net	5,152	6,452
Other	7,447	6,527

Total Assets	$281,636	$231,163

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Convertible subordinated notes (Note 9)	$—	$173,919
Current maturities of other long-term debt	378	6,298
Accounts payable	15,295	23,334
Accrued expenses	9,441	12,975
Accrued compensation and benefits	7,194	7,907
Accrued restructuring	582	2,512
Deferred revenue	8,572	8,973

Total current liabilities	41,462	235,918
Senior convertible notes (Note 9)	60,000	—
Other liabilities	7,979	9,964
Minority interest	3,888	4,575

	113,329	250,457

Stockholders’ Equity
Preferred stock $0.01 par value; 10,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value; 2,000,000 shares authorized, 38,387 (2004) and 21,839 (2003) issued and outstanding	38	22
Additional paid-in capital	3,525,596	3,251,068
Accumulated deficit	(3,402,677)	(3,269,920)
Unamortized deferred compensation	(4,148)	(712)
Notes receivable-stockholders	(300)	(460)
Accumulated other comprehensive income	49,798	708

Total stockholders’ equity (deficit)	168,307	(19,294)

Total Liabilities and Stockholders’ Equity	$281,636	$231,163

See notes to Consolidated Financial Statements.

INTERNET CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
Revenue	$12,732	$16,034	$37,397	$53,510
Operating expenses
Cost of revenue	6,928	9,261	21,078	32,235
Selling, general and administrative	9,521	9,770	26,918	38,190
Research and development	2,351	2,536	7,342	11,830
Amortization of intangibles	689	1,134	2,183	4,410
Impairment related and other	20	(7,030)	666	(3,133)

Total operating expenses	19,509	15,671	58,187	83,532

	(6,777)	363	(20,790)	(30,022)
Other income (loss), net	1,792	(28,612)	(108,604)	(25,251)
Interest income	366	257	937	1,071
Interest expense	(855)	(4,217)	(4,058)	(13,293)

Loss before minority interest and equity loss	(5,474)	(32,209)	(132,515)	(67,495)
Minority interest	210	(33)	1,413	2,445
Equity loss	(1,845)	(2,704)	(4,655)	(12,771)

Loss from continuing operations	(7,109)	(34,946)	(135,757)	(77,821)
Income (loss) on discontinued operations	—	(744)	3,000	(1,642)

Net loss	$(7,109)	$(35,690)	$(132,757)	$(79,463)

Basic and diluted loss per share:
Loss from continuing operations	$(0.19)	$(2.43)	$(3.85)	$(5.64)
Discontinued operations	—	(0.05)	0.09	(0.12)

	$(0.19)	$(2.48)	$(3.76)	$(5.76)

Shares used in computation of basic and diluted loss per share	37,003	14,389	35,282	13,795

See notes to Consolidated Financial Statements.

INTERNET CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2004	2003
	(in thousands)
Net cash used in operating activities	$(23,350)	$(34,967)

Investing Activities
Capital expenditures, net	(901)	(463)
Proceeds from sales of Partner Company ownership interests	25,354	3,151
Acquisitions of ownership interests in Partner Companies, net	(8,974)	(11,947)
Other acquisitions, net	—	(1,595)
Proceeds from sales of marketable securities	3,349	9,935
Proceeds from / (purchases of) short-term investments, net	(55,733)	6,986
Reduction of cash due to deconsolidation of a subsidiary	—	(1,759)

Cash provided by (used in) investing activities	(36,905)	4,308

Financing Activities
Issuance of senior convertible notes	60,000	—
Redemption of convertible subordinated notes	(39,541)	—
Repurchase of convertible subordinated notes	—	(5,529)
Repayment of long term debt and capital lease obligations, net	(6,250)	(2,326)
Line of credit borrowings	323	360
Line of credit repayments	—	(89)
Repayment of loans from employees/stockholders	160	477
Exercise of stock options	—	275

Cash provided by (used in) financing activities	14,692	(6,832)
Net decrease in Cash and Cash Equivalents	(45,563)	(37,491)
Effect of exchange rates on Cash	(15)	(656)
Cash and Cash Equivalents at the beginning of period	77,581	117,783

Cash and Cash Equivalents at the end of period	$32,003	$79,636

          Supplemental non-cash – See Note 9.

See notes to Consolidated Financial Statements.

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

Description of the Company

     Internet Capital Group, Inc. (the “Company”) is an information technology company actively engaged in delivering software solutions and services that are designed to enhance business operations by increasing efficiency, reducing costs and improving sales results. The Company operates through a network of Partner Companies that deliver those solutions to customers. To help drive the progress of its Partner Companies, the Company provides operational assistance, capital support, industry expertise, access to operational best practices, and a strategic network of business relationships. The Company was formed in March 1996 and is headquartered in Wayne, Pennsylvania.

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

2. Significant Accounting Policies

Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The consolidated financial statements also include the following majority-owned subsidiaries for the periods indicated, each of which has been consolidated since the date the Company acquired majority control (collectively, the “Consolidated Subsidiaries”):

THREE MONTHS ENDED SEPTEMBER 30, 2004
CommerceQuest
ICG Commerce

THREE MONTHS ENDED SEPTEMBER 30, 2003
CommerceQuest
ICG Commerce

NINE MONTHS ENDED SEPTEMBER 30, 2004
CommerceQuest
ICG Commerce

NINE MONTHS ENDED SEPTEMBER 30, 2003
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

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Significant Accounting Policies – (Continued)

     Consolidation. Partner Companies in which the Company directly or indirectly owns more than 50% of the outstanding voting securities, and for which other stockholders do not possess the right to affect significant management decisions, are generally accounted for under the consolidation method of accounting. Under this method, a Partner Company’s balance sheet and results of operations are reflected within the Company’s Consolidated Financial Statements. All significant intercompany accounts and transactions have been eliminated. Participation of other Partner Company stockholders in the net assets and in the earnings or losses of a consolidated Partner Company is reflected in the caption “Minority interest” in the Company’s Consolidated Balance Sheets and Statements of Operations. Minority interest adjusts the Company’s consolidated results of operations to reflect only the Company’s share of the earnings or losses of the consolidated Partner Company. The results of operations and cash flows of a Consolidated subsidiary are included through the latest interim period in which the Company owned a greater than 50% direct or indirect voting interest for the entire interim period or otherwise exercised control over the Partner Company. Upon a reduction of control below 50%, the accounting method is adjusted to the equity or cost method of accounting, as appropriate, for subsequent periods. Also, see Note 3.

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

     Also see Note 3.

Concentration of Customer Base and Credit Risk

     Approximately 17% of the Company’s revenue for the three and nine months ended September 30, 2003, related to one customer of one of the Company’s consolidated Partner Companies. During 2003, this customer notified such consolidated Partner Company of the exercise of its right to terminate its arrangement to purchase services from such consolidated Partner Company effective January 1, 2004. Accounts receivable from this customer as of December 31, 2003 were not significant.

Accounts Receivable

     One of the Company’s consolidated Partner Companies provides services in which the Company’s consolidated Partner Company manages the transaction between its customer and a third party supplier. In these transactions, the Company’s consolidated Partner Company is responsible for paying the supplier for the full cost of the goods or services and the customer is responsible for paying the Company’s consolidated Partner Company an amount, which is generally the Company’s consolidated Partner Company Company’s cost plus a transaction fee, for the goods or services. The Company’s consolidated Partner Company is typically responsible for paying the supplier independent of when and if the Company’s consolidated Partner Company receives payment from its customer. The Company’s consolidated Partner Company receives payment directly from its customer. The Company’s consolidated Partner Company records the gross amount of the associated receivables and payables on the accompanying consolidated balance sheets. However, the Company’s consolidated Partner Company records the net amount of the transaction fee as revenue on the accompanying consolidated statements of operations. As of September 30, 2004 and December 31, 2003, accounts receivable included approximately $11.6 million and $17.3 million, respectively, related to such transactions.

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

     In July 2004, the Company issued 0.4 million shares of restricted stock to employees that vest over four years. The value of the restricted stock at the date of grant of $2.3 million was recorded as deferred compensation and will be amortized over the vesting period.

     The following table illustrates the effect on the Company’s net loss and net loss per share as if the fair value based method had been applied to all outstanding and unvested awards:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(Unaudited)
		(in thousands)
Net loss, as reported	$(7,109)	$(35,690)	$(132,757)	$(79,463)
Add stock-based employee compensation expense included in reported net loss	388	363	1,095	2,111
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards	(2,337)	(4,541)	(6,938)	(14,644)

Pro forma net loss	$(9,058)	$(39,868)	$(138,600)	$(91,996)

Basic and diluted net loss per share, as reported	$(0.19)	$(2.48)	$(3.76)	$(5.76)
Pro forma basic and diluted net loss per share	$(0.24)	$(2.77)	$(3.93)	$(6.67)

     The per share weighted-average fair value of options issued by the Company during the three and nine months ended September 30, 2004 was $5.58 and $8.44, respectively, and $15.80 for the nine months ended September 30, 2003.

     The following assumptions were used to determine the fair value of stock options granted to employees by the Company for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Unaudited)

Volatility	127.77%	N/A	127.77-132.99%	136.23-138.38%
Average expected option life	3 years	N/A	3 years	3 years
Risk-free interest rate	2.85%	N/A	2.26-2.85%	1.99-2.26%
Dividend yield	0.0%	N/A	0.0%	0.0%

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

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. Investments in Partner Companies

     The following table summarizes the Company’s goodwill and other intangibles and ownership interests in Partner Companies.

	September 30,	December 31,
	2004	2003
	(Unaudited)
	(in thousands)
Goodwill	$45,196	$45,196
Other intangibles	5,152	6,452

	$50,348	$51,648

Ownership interests in Partner Companies – Equity Method	$46,682	$41,745
Ownership interests in Partner Companies – Cost Method	7,916	10,722

	$54,598	$52,467

     Included in “Impairment related and other” is an impairment charge of $0.9 million for the nine months ended September 30, 2003 related to a consolidated Partner Company for which the Company had determined that it was not able to recover its full investment.

Equity Method Companies

     The following unaudited summarized financial information relates to the twelve Partner Companies accounted for under the equity method of accounting at September 30, 2004 (voting ownership %):

     Private Core – CreditTrade (30%), eCredit (32%), Freeborders (48%), GoIndustry (54%), Investor Force (38%), LinkShare (40%), Marketron (38%) and StarCite (37%). Although the Company’s ownership percentage in GoIndustry exceeds 50% at September 30, 2004, the Company has not consolidated its financial statements due to the existence of certain minority voting rights in accordance with Emerging Issues Task Force No. 96-16 “Investor’s Accounting for an Investee when the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights.”

     Private Emerging – Agribuys (26%), ComputerJobs.com (46%), Co-nect (36%) and Syncra Systems (31%).

     This information has been compiled from the unaudited financial statements of the respective Partner Companies.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. Investments in Partner Companies — (Continued)

Balance Sheets

	As of September 30, 2004
	Core	Emerging	Total
		(Unaudited)
		(in thousands)
Cash, cash equivalents and short-term investments	$56,133	$5,767	$61,900
Other current assets	55,218	4,965	60,183
Non-current assets	102,697	2,537	105,234

Total assets	$214,048	$13,269	$227,317

Current maturities of long-term debt	$6,563	$1,543	$8,106
Other current liabilities	75,516	8,633	84,149
Long-term debt	12,003	17,539	29,542
Other non-current liabilities	4,645	—	4,645
Stockholders’ equity (deficit)	115,321	(14,446)	100,875

Total liabilities and stockholders’ equity (deficit)	$214,048	$13,269	$227,317

Total carrying value	$45,769	$913	$46,682

	As of December 31, 2003
	Core	Emerging	Total
		(Unaudited) (in thousands)
Cash and cash equivalents	$50,154	$6,616	$56,770
Other current assets	57,788	4,908	62,696
Non-current assets	107,162	3,405	110,567

Total assets	$215,104	$14,929	$230,033

Current maturities of long-term debt	$12,683	$1,180	$13,863
Other current liabilities	71,151	8,812	79,963
Long-term debt	13,771	18,001	31,772
Other non-current liabilities	6,263	—	6,263
Stockholders’ equity (deficit)	111,236	(13,064)	98,172

Total liabilities and stockholders’ equity (deficit)	$215,104	$14,929	$230,033

Carrying value	$40,305	$1,004	$41,309

Carrying value of eMerge Interactive, Inc.			$436

Total carrying value			$41,745

     The long-term debt (including current portion thereof) of the Company’s equity method Partner Companies primarily consists of secured notes due to other stockholders and other outside lenders of these Partner Companies. The debt is non-recourse to the Company and the Company has not guaranteed any of this long-term debt.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. Investments in Partner Companies — (Continued)

Results of Operations

	Three Months Ended September 30, 2004			Nine Months Ended September 30, 2004
	Core	Emerging	Total	Core	Emerging	Total
			(Unaudited)
			(in thousands)
Revenue	$41,586	$5,018	$46,604	$123,910	$16,054	$139,964

Net loss	$(4,859)	$(3,812)	$(8,671)	$(10,765)	$(9,918)	$(20,683)

Equity Loss	$(1,690)	$(155)	$(1,845)	$(3,452)	$(767)	$(4,219)

Public Partner Companies			—			$(436)

			$(1,845)			$(4,655)

	Three Months Ended September 30, 2003			Nine Months Ended September 30, 2003
	Core	Emerging	Total	Core	Emerging	Total
			(Unaudited)
			(in thousands)
Revenue	$35,655	$5,131	$40,786	$100,837	$15,851	$116,688

Net loss	$(9,593)	$(4,012)	$(13,605)	$(21,524)	$(11,164)	$(32,688)

Equity loss	$(1,088)	$(652)	$(1,740)	$(3,536)	$(2,544)	$(6,080)

Public Partner Companies			(830)			(4,371)
Impairment charges			—			(1,381)
Other			(134)			(939)

			$(2,704)			$(12,771)

     During the three months ended March 31, 2004, eMerge Interactive, Inc. (“eMerge Interactive”), and during the year ended December 31, 2003, Verticalnet and Universal Access, three of the Company’s public Partner Companies, previously accounted for under the equity method of accounting, were reclassified to the cost method of accounting as the Company’s ownership level decreased, as did the Company’s ability to exercise significant influence on these entities.

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

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. Investments in Partner Companies — (Continued)

     The Company adopted Interpretation No. 46-R during the three months ended March 31, 2004. There was no impact to the Company’s Consolidated Financial Statements as the Company’s ownership interests in its Partner Companies were excluded due to scope exceptions provided for in Interpretation No. 46-R.

Impairments Related to Equity Method Companies

     The Company recorded no impairment charges during the three and nine months ended September 30, 2004 related to equity method Partner Companies. The Company recorded $1.4 million in impairment charges during the nine months ended September 30, 2003 related to equity method Partner Companies.

Impairments related to Cost Method Companies

     The Company recorded impairment charges of $0.5 million during the three and nine months ended September 30, 2004 related to cost method Partner Companies. The Company recorded $3.5 million in impairment charges during the nine months ended September 30, 2003 related to cost method Partner Companies.

Marketable Securities

     Marketable securities represent the Company’s holdings in available-for-sale securities. The cost, unrealized holding gains, and fair value of available-for-sale securities at September 30, 2004 and December 31, 2003 were as follows:

		Unrealized Holding
	Cost	Gains	Fair Value
		(in thousands)
September 30, 2004 (Unaudited)
Blackboard	$775	$49,397	$50,172
Verticalnet	3,135	337	3,472
Other	112	64	176

	$4,022	$49,798	$53,820

December 31, 2003
Verticalnet	$3,135	$308	$3,443
Universal Access	2,869	316	3,185
Other	2	84	86

	$6,006	$708	$6,714

     The amounts reflected in the Company’s cost was principally the carrying value on the date these Partner Companies converted to cost method companies from equity method companies. During the three months ended September 30, 2004, the Company recorded a $1.3 million impairment for an other than temporary decline in the fair market value of Universal Access which is included in “Other income (loss), net” in the Company’s Consolidated Statements of Operations. During the three months ended June 30, 2004, the Company recorded a $1.6 million impairment charge for the other than temporary decline in the fair market value of Universal Access which is included in “Other income (loss), net” in the Company’s Consolidated Statements of Operations.

4. Goodwill and Other Intangible Assets

     As of September 30, 2004 and December 31, 2003, $45.2 million of goodwill was allocated to the Company’s Core segment. Amortizable intangible assets as of September 30, 2004 and December 31, 2003 of $4.4 million and $5.7 million, respectively, are included in intangible assets in the Company’s Consolidated Balance Sheets. Unamortizable intangible assets of $0.8 million as of September 30, 2004 and December 31, 2003, are included in intangible assets in the Company’s Consolidated Balance Sheets.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. Goodwill and Other Intangible Assets – (Continued)

     Other intangible assets that are being amortized over their useful lives are shown in the table below:

		As of September 30, 2004
			(Unaudited)
			(in thousands)
	Useful	Gross Carrying	Accumulated
Amortizable Intangible Assets	Life	Amount	Amortization	Net Carrying Amount
Customer Base	2-5 years	$6,860	$(6,860)	$—
Technology	2-5 years	23,108	(18,702)	4,406

		$29,968	$(25,562)	$4,406

		As of December 31, 2003
			(in thousands)
	Useful	Gross Carrying	Accumulated
Amortizable Intangible Assets	Life	Amount	Amortization	Net Carrying Amount
Customer Base	2-5 years	$6,860	$(6,860)	$—
Technology	2-5 years	22,379	(16,673)	5,706

		$29,239	$(23,533)	$5,706

     Amortization expense for intangible assets for the three and nine months ended September 30, 2004 and 2003 was $0.7 million and $2.2 million and $1.1 million and $4.4 million, respectively.

     Estimated amortization expense for the remainder of 2004 and succeeding fiscal years is as follows (in thousands):

December 31, 2004 (remainder)	$690
December 31, 2005	1,805
December 31, 2006	1,025
December 31, 2007	886

$4,406

5. Derivative Financial Instruments

     In September 2001, the Company entered into a variable share forward contract to hedge 1.8 million shares of its holdings of i2 Technologies, Inc. (“i2 Technologies”) common stock. On April 7, 2003, the forward contract was terminated and the Company received cash of $9.6 million.

     The fair value of warrants issued to the Company by Partner Companies, which are derivative instruments, are recorded in the Consolidated Balance Sheets at issuance in “Other” assets and are valued using the Black-Scholes option-pricing model. Changes in the fair value of the warrants are recorded to “Other income (loss), net.” During the three months ended September 30, 2004, the fair value of all outstanding warrants decreased $0.3 million, principally as the result of the valuation of Blackboard at September 30, 2004. The estimated fair value of warrants held in Partner Companies was approximately $2.0 million at September 30, 2004 and $0.9 million at December 31, 2003 and is included in “Other” assets in the Company’s Consolidated Balance Sheets.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. Income Taxes

     The Company’s deferred tax asset before valuation allowance of $645 million at September 30, 2004 consists primarily of $219 million related to the carrying value of its Partner Companies, capital loss carryforwards of $250 million and net operating loss carryforwards of approximately $148 million.

     At September 30, 2004, the Company had net operating loss carryforwards of approximately $399 million that may be used to offset future taxable income. Approximately $62 million of these carryforwards are subject to significant limitations on their utilization due to ownership changes experienced by certain consolidated Partner Companies. Additionally, as a result of the convertible debt for equity exchanges (see Note 9) that were completed in 2003 and 2004, an ownership change, pursuant to Section 382 of the Internal Revenue Code, of the Company has occurred. The annual limitation on the utilization of its net operating loss and capital loss carryforwards is approximately $13 million. These carryforwards expire between 2008 and 2022.

     A valuation allowance has been provided for the Company’s net deferred tax asset at September 30, 2004, as the Company believes, after evaluating all positive and negative evidence, historical and prospective, that it is more likely than not that these benefits will not be realized.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(Unaudited)
		(in thousands)
Net loss	$(7,109)	$(35,690)	$(132,757)	$(79,463)
Other comprehensive income (loss):
Unrealized holding gains (losses) in marketable securities	(8,271)	1,109	49,720	527
Reclassification adjustments/realized net gains (losses) on marketable securities	(1,257)	—	(630)	332

Comprehensive income (loss)	$(16,637)	$(34,581)	$(83,667)	$(78,604)

8. Net Loss Per Share

     The calculations of net loss per share were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(Unaudited)
		(in thousands, except per share data)
Basic and Diluted:
Loss from continuing operations	$(7,109)	$(34,946)	$(135,757)	$(77,821)
Income (loss) on discontinued operations	—	(744)	3,000	(1,642)

Net Loss	$(7,109)	$(35,690)	$(132,757)	$(79,463)

Weighted average common shares outstanding	37,003	14,389	35,282	13,795

Loss from continuing operations	$(0.19)	$(2.43)	$(3.85)	$(5.64)
Income (loss) on discontinued operations	—	(0.05)	0.09	(0.12)

Net loss per share	$(0.19)	$(2.48)	$(3.76)	$(5.76)

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. Net Loss Per Share – (Continued)

     If a consolidated or equity method Partner Company has dilutive options or securities outstanding, diluted net loss per share is computed first by deducting from loss from continuing operations the income attributable to the potential exercise of the dilutive options or securities of the Partner Company. For the three and nine months ended September 30, 2004 and 2003, the impact of a Partner Company’s dilutive securities has not been included as the impact would be anti-dilutive.

     The following dilutive securities were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive:

	September 30, 2004		September 30, 2003
		Weighted Average		Weighted Average
Dilutive security	Shares	price per share	Shares	price per share
Stock options	784,164	$37.68	812,361	$32.28
Stock options (exercised with partial recourse loans)	756,128	$41.70	756,128	$41.70
Restricted stock	627,828	—	—	—
Convertible subordinated notes	—	—	87,566	$2,548.80
Senior convertible notes	6,587,621	$9.11	—	—
Warrants	26,521	$189.27	14,021	$352.66

	8,782,262		1,670,076

9. Debt

Senior Convertible Notes

     In April 2004, the Company issued $60.0 million of senior convertible notes. The notes bear interest at an annual rate of 5%, payable semi-annually, and mature in April 2009. The notes are convertible at the option of the holder, at any time on or before maturity into shares of the Company’s common stock at a conversion price of $9.108 per share. Additionally, subsequent to October 8, 2004, provided that at the time of redemption the Company is in compliance with certain other requirements, the notes may be redeemed by the Company if the Company’s closing stock price exceeds $15.94 per share for at least 20 out of 30 consecutive trading days. The Company recorded interest expense of $0.7 million and $1.4 million for the three and nine months ended September 30, 2004 related to these notes. The Company capitalized deferred financing fees of $1.6 million to be amortized over the life of the notes. Deferred financing fees are included in “Other” assets on the accompanying consolidated balance sheet. For the three and nine months ended September 30, 2004, the Company expensed $0.1 million and $0.2 million relating to these fees.

Convertible Subordinated Notes

     In December 1999, the Company issued $566.3 million of convertible subordinated notes. The notes bore interest at an annual rate of 5.5% and were scheduled to mature in December 2004. From 2001 through March 31, 2004, the Company repurchased and extinguished $527.2 million of the original $566.3 million face value of convertible notes for $89.8 million in cash and 23.2 million shares of the Company’s common stock in a series of separate transactions. As of March 31, 2004 and December 31, 2003, the remaining balance of convertible notes was $39.1 million and $173.9 million, respectively. In June 2004, the Company redeemed the remaining $39.1 million face value of convertible notes for $39.5 million, recognizing a $0.4 million loss on the early redemption included in “Other income (loss), net” in the Company’s Consolidated Statements of Operations. Additionally, in June 2004, the Company expensed $0.2 million related to the residual deferred financing fees. The Company recorded interest expense of nil and $2.1 million and $4.0 million and $12.5 million during the three and nine months ended September 30, 2004 and 2003, respectively, related to these convertible notes.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. Debt – (Continued)

     For the nine months ended September 30, 2004, the Company exchanged approximately $134.8 million face value of its convertible subordinated notes for approximately 15.9 million shares of its common stock. These exchanges resulted in an expense of $132.6 million in the first quarter of 2004 in accordance with SFAS No. 84 “Induced Conversions of Convertible Debt” and is included in “Other income (loss), net” in the Company’s Consolidated Statements of Operations. Additionally, additional paid-in capital increased by the $134.8 million of face value of convertible notes exchanged and the $132.9 million of fair value of the 15.9 million shares issued in excess of the 0.053 million shares issuable pursuant to the original terms.

     During the three months ended September 30, 2003, the Company exchanged approximately $47.9 million face value of its convertible subordinated notes for approximately 2.94 million shares of its common stock. These exchanges resulted in an expense of $30.3 million in the third quarter of 2003 in accordance with SFAS No. 84 “Induced Conversions of Convertible Debt” and is included in “Other income (loss), net” in the Company’s Consolidated Statements of Operations. Additionally, additional paid-in capital increased by the $47.9 million of face value of convertible notes exchanged and the $30.6 million of fair value of the 2.94 million shares issued in excess of the 0.02 million shares issuable pursuant to the original terms.

Loan and Credit Agreements

     On September 30, 2002, the Company entered into a loan agreement with Comerica Bank to provide for the issuance of letters of credit (the “Loan Agreement”). The Loan Agreement provided for issuances of letters of credit up to $20 million subject to a cash-secured borrowing base as defined by the Loan Agreement. The Loan Agreement was extended to November 18, 2004, and the maximum amount of letters of credit authorized to be issued was reduced to $10 million. Issuance fees of 0.50% per annum of the face amount of each letter of credit will be paid to Comerica Bank subsequent to issuance. The Loan Agreement also is subject to a 0.25% per annum unused commitment fee payable to the bank quarterly. Amounts secured under the Loan Agreement were $0.9 million and are included in “Restricted Cash” on the Company’s Consolidated Balance Sheets as of December 31, 2003. As of September 30, 2004, no letters of credit were outstanding under the loan agreement.

Other Long-Term Debt

     During the nine months ended September 30, 2004, the Company settled $6.2 million of principal and $2.3 million of accrued interest relating to secured notes of a consolidated Partner Company for a total of $6.9 million in cash. The resulting $1.6 million gain is reflected in “Other income (loss), net” on the Company’s Consolidated Statements of Operations.

     The Company’s other long-term debt of less than $0.4 million at September 30, 2004 relates to its consolidated Partner Companies, and consists of capital lease commitments and borrowings under a line of credit.

10. Discontinued Operations

     In 2002, the sale of the assets of Delphion, Inc. occurred. During June 2004, the Company received additional proceeds from the sale of $3.0 million after expiration of an indemnification period. The gain is reflected in “Income (loss) on discontinued operations” in the Company’s Consolidated Statements of Operations.

     In the fourth quarter of 2003, the sale of the assets of OneCoast Network Holdings, Inc. (“OneCoast”) occurred. In accordance with SFAS No. 144, this Partner Company has been treated as a discontinued operation. Accordingly, the operating results of this discontinued operation have been presented separately from continuing operations and include the losses recognized on disposition in the line item “Income (loss) on discontinued operations” in the Company’s Consolidated Statements of Operations. The Company received no cash proceeds on the transaction and recorded a loss of approximately $10.8 million. OneCoast had revenues of $6.2 million and $17.6 million for the three and nine months ended September 30, 2003. The Company’s share of the losses of OneCoast totaled $0.7 million and $1.6 million for the three and nine months ended September 30, 2003.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. Restructuring

     From 2001 to 2004, the Company and its consolidated Partner Companies implemented restructuring plans designed to reduce cost structures by closing and consolidating offices, disposing of fixed assets and reducing their workforces. The restructuring costs include the estimated costs to close offices including costs to fulfill the Company’s obligations under signed lease contracts and the write-off of leasehold improvements. Employee severance and related benefits include the estimated costs of cash severance and non-cash charges for the acceleration of stock options and forgiveness of interest on employee stock option loans. Cash severance was paid in a lump sum or over the shorter of a six-month period or until new employment. Restructuring charges totaled nil and $0.7 million during the three and nine months ended September 30, 2004, respectively. During the three months ended September 30, 2003, the Company settled a lease liability resulting in a credit of $7.0 million as this liability was settled for less than originally estimated. Restructuring charges totaled $3.0 million during the nine months ended September 30, 2003. These charges are included in “Impairment related and other” in the Consolidated Statements of Operations. The following table provides further detail of remaining employee severance and office closure costs.

	Office	Employee severance
	closure	and related
	costs	benefits	Total
		(Unaudited)
		(in thousands)
Accrued restructuring balance at December 31, 2003	$2,084	$428	$2,512
Q1 restructuring charges	546	107	653
Cash payments	(303)	(295)	(598)
Non-cash items expensed immediately/Other	(3)	(127)	(130)

Accrued restructuring balance at March 31, 2004	2,324	113	2,437
Q2 restructuring charges/(credits)	—	(7)	(7)
Cash payments	(1,514)	(73)	(1,587)
Non-cash items expensed immediately/Other	(67)	(7)	(74)

Accrued restructuring balance at June 30, 2004	743	26	769
Q3 restructuring charges/(credits)	—	20	20
Cash payments	(207)	—	(207)

Accrued restructuring balance at September 30, 2004	$536	$46	$582

     The remaining unpaid amount in “Accrued restructuring” in the Company’s Consolidated Balance Sheets as of September 30, 2004 of $0.6 million relates primarily to lease payments due to the consolidation of excess facilities, which will be paid through 2005 using cash from operations.

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

     12. Segment Information –(Continued)

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

     Approximately 36% and 34% and 38% and 37% of the Company’s consolidated revenue for the three and nine months ended September 30, 2004 and 2003 respectively, relates to sales generated in Europe.

     The following summarizes the unaudited selected information related to the Company’s segments. All significant intersegment activity has been eliminated. Assets are owned or allocated assets used by each operating segment.

Segment Information

(Unaudited)
(in thousands)

				Reconciling Items
			Total	Discontinued Operations				Consolidated
	Core	Emerging	Segment	and Dispositions	Corporate	Other		Results
Three Months Ended September 30, 2004
Revenues	$12,732	$—	$12,732	$—	$—	$—		$12,732
Net income (loss)	$(4,495)	$(155)	$(4,650)	$—	$(4,422)	$1,963	*	$(7,109)
Assets	$142,719	$8,829	$151,548	$—	$130,088	$—		$281,636
Capital expenditures	$(134)	$—	$(134)	$—	$(4)	$—		$(138)
Three Months Ended September 30, 2003
Revenues	$16,034	$—	$16,034	$—	$—	$—		$16,034
Net loss	$(4,454)	$(652)	$(5,106)	$(878)	$(380)	$(29,326)	*	$(35,690)
Assets	$178,495	$10,786	$189,281	$4,105	$73,433	$—		$266,819
Capital expenditures	$(185)	$—	$(185)	$—	$(22)	$—		$(207)
Nine Months Ended September 30, 2004
Revenues	$37,397	$—	$37,397	$—	$—	$—		$37,397
Net income (loss)	$(13,853)	$(767)	$(14,620)	$3,000	$(13,816)	$(107,321)	*	$(132,757)
Capital expenditures	$(760)	$—	$(760)	$—	$(141)	$—		$(901)
Nine Months Ended September 30, 2003
Revenues	$53,308	$202	$53,510	$—	$—	$—		$53,510
Net income (loss)	$(28,190)	$(2,787)	$(30,977)	$(2,581)	$(19,629)	$(26,276)	*	$(79,463)
Capital expenditures	$(441)	$—	$(441)	$—	$(22)	$—		$(463)

*Other reconciling items to net loss are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Impairment (Note 3)	$(457)	$—	$(457)	$(5,813)
Minority interest	210	(33)	1,413	2,445
Other income (loss) (Note 13)	2,210	(29,293)	(108,277)	(22,908)

	$1,963	$(29,326)	$(107,321)	$(26,276)

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. Parent Company Financial Information

     Parent Company financial information is provided to present the financial position and results of operations of the Company and its wholly-owned subsidiaries as if the Partner Companies accounted for under the consolidation method of accounting were accounted for under the equity method of accounting for all applicable periods presented. The Company’s share of the consolidated Partner Companies’ losses is included in “Equity loss” in the Parent Company Statements of Operations for all periods presented based on the Company’s ownership percentage in each period. The carrying value of the consolidated companies as of September 30, 2004 and December 31, 2003 is included in “Ownership interests in Partner Companies” in the Parent Company Balance Sheets.

Parent Company Balance Sheets

	As of September 30,	As of December 31,
	2004	2003
	(Unaudited)
	(in thousands)
Assets
Cash and cash equivalents	$11,450	$49,771
Restricted cash	—	850
Short-term investments	55,733	—
Other current assets	2,274	2,481

Current assets	69,457	53,102
Ownership interests in Partner Companies	108,070	100,367
Marketable securities	53,820	6,714
Other	6,811	4,323

Total assets	$238,158	$164,506

Liabilities and stockholders’ equity
Current maturities of convertible subordinated notes	$—	$173,919
Other current liabilities	9,851	9,881

Total current liabilities	9,851	183,800
Senior convertible notes	60,000	—

Total liabilities	69,851	183,800
Stockholders’ equity (deficit)	168,307	(19,294)

Total liabilities and stockholders’ equity	$238,158	$164,506

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.Parent Company Financial Information – (Continued)

Parent Company Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(Unaudited)
		(in thousands)
Revenue	$—	$—	$—	$—
Operating expenses
General and administrative	3,892	3,628	10,241	12,997
Impairment related and other.	—	(7,070)	546	(4,150)

Total operating expenses	3,892	(3,442)	10,787	8,847

	(3,892)	3,442	(10,787)	(8,847)
Other income (loss), net	1,753	(29,293)	(105,734)*	(26,396)
Interest expense, net	(559)	(3,822)	(3,058)	(11,726)

Income (loss) before equity loss	(2,698)	(29,673)	(119,579)	(46,969)
Equity loss	(4,411)	(6,017)	(13,178)	(32,494)

Net loss	$(7,109)	$(35,690)	$(132,757)	$(79,463)

* For purposes of Parent Company reporting, the $3.0 million gain from discontinued operations (see Note 10) is included in “Other income (loss), net.”

Parent Company Statements of Cash Flows

	Nine Months Ended September 30,
	2004	2003
	(Unaudited)
	(in thousands)
Net cash used in operating activities	$(11,767)	$(19,219)
Investing Activities
Capital expenditures, net	(141)	(22)
Proceeds from sales of ownership interests in Partner Companies	25,354	2,459
Acquisitions of ownership interests in Partner Companies	(20,002)	(24,947)
Proceeds from sales of marketable securities	3,349	9,935
Proceeds from / (purchases of) short-term investments, net	(55,733)	6,986

Cash used in investing activities	(47,173)	(5,589)
Financing Activities
Issuance of senior convertible notes	60,000	—
Redemption of convertible subordinated notes	(39,541)	—
Repurchase of convertible subordinated notes	—	(5,529)
Repayment of loans from employees/stockholders	160	477
Exercise of stock options	—	275

Cash provided by (used) in financing activities	20,619	(4,777)

Net decrease in Cash and Cash Equivalents	(38,321)	(29,585)
Cash and cash equivalents at beginning of period	49,771	81,875

Cash and Cash Equivalents at end of period	$11,450	$52,290

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. Parent Company Financial Information – (Continued)

Other Income (Loss), net

     Other income (loss), net consists of the effect of transactions and other events incidental to the Company’s ownership interests in its Partner Companies and its operations in general.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(Unaudited)
		(in thousands)
Realized gains on sales of marketable securities	$3,349	$—	$3,349	$340
Other than temporary decline in fair market value of Universal Access (Note 3)	(1,257)	—	(2,869)	—
Partner Company Impairment Charges (Note 3)	(457)	—	(457)	(3,488)
Gain on sales of Ownership interests in Partner Companies	412	855	22,248	1,033
Gain (Loss) on SFAS 133 securities (Note 5)	(307)	141	1,479	(191)
Loss on Debt Extinquishments (Note 9)	—	(30,313)	(133,158)	(24,186)
Gain on settlement of debt of Consolidated Partner Company (Note 9)	—	—	1,593	—
Other	13	24	(919)	96

	1,753	(29,293)	(108,734)	(26,396)
	39	681	130	1,145

	1,792	$(28,612)	$(108,604)	$(25,251)

     During the nine months ended September 30, 2004, gains on sales of ownership interests in Partner Companies primarily consists of the following: the Company sold 6,944,445 shares of eMerge Interactive for $14.7 million in cash, recognizing a gain of $14.6 million, and the Company sold its entire interest in Onvia, Inc. (“Onvia”) and recognized a gain of $6.6 million.

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

     Because we own significant interests in information technology and e-commerce companies, many of which have generated net losses, we have experienced, and expect to continue to experience, significant volatility in our quarterly results. While many of our partner companies have consistently reported losses, we have recorded net income in certain periods and experienced significant volatility from period-to-period due to one-time or infrequently occurring transactions and other events relating to our ownership interests in partner companies. These transactions and events are described in more detail in our Notes to Consolidated Financial Statements and include dispositions of, and changes to, our partner company ownership interests, dispositions of our holdings of available-for-sale securities and debt extinguishments.

Introduction

     The Consolidated Financial Statements include the consolidated accounts of Internet Capital Group, Inc., a company incorporated in Delaware, and its subsidiaries, both wholly owned and consolidated (Internet Capital Group, Inc. and all its subsidiaries, hereafter “we,” “ICG,” the “Company” or “Internet Capital Group”) and have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”).

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

     Information for all periods presented below reflects the grouping of ICG partner companies into two segments, consisting of the Core segment and the Emerging segment. The Core operating segment includes those partner companies in which the Company’s management takes a very active role in providing strategic direction and management assistance. The Emerging operating segment includes investments in companies that are, in general, managed to provide the greatest near-term stockholder value (“Emerging”). During fiscal 2003, one of our consolidated Core partner companies, OneCoast disposed of substantially all of its assets. The historical results of OneCoast are presented as “Discontinued Operations.” Additionally, during fiscal 2003 seven of our Emerging partner companies ceased operations. The partner companies included within the segments as of September 30, 2004 for presentation purposes, are consistently the same 27 partner companies for the 2004 and 2003 period.

     Loss from continuing operations for the three months ended September 30, 2004 totaled $7.1 million and included net benefits totaling $1.8 million principally of gains on the disposition of marketable securities, and partner company dispositions offset principally by losses on the markdown of marketable securities.

     Loss from continuing operations for the three months ended September 30, 2003 totaled $34.9 million and included net charges totaling $21.7 million consisting principally of losses on debt-for-equity exchanges offset by gains on dispositions and restructuring credits.

Liquidity and Capital Resources

     The following table summarizes certain balance sheet information for the Parent Company, Internet Capital Group:

	September 30, 2004	December 31, 2003
	(in thousands)
Cash, cash equivalents and short-term investments	$67,183	$49,771
Marketable securities	$53,820	$6,714
Senior convertible notes due April 2009	$(60,000)	$—
Convertible subordinated notes due December 2004	$—	$(173,919)
Shares of common stock outstanding	38,387	21,839

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

     At September 30, 2004, as well as the date of this filing, we were not obligated for any funding and guarantee commitments to existing partner companies. If a certain consolidated partner company achieves a fair market value in excess of $1.0 billion, we will be obligated to pay, in cash or stock at our option, 4% of the partner company’s fair market value in excess of $1.0 billion, up to $70 million, to a venture capital firm. The Company and one of its executive officers were limited partners of this venture capital firm. The Company maintains a contingent interest in such firm and the executive officer maintains no such interest. This contingent obligation will expire on the earlier to occur of May 31, 2005 or an unaffiliated company sale, if the valuation milestone is not achieved. Currently, the fair market value of this partner company is well below $1.0 billion.

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

     The following table summarizes our and our consolidated subsidiaries’ cash and cash equivalents, restricted cash and short-term investments:

Summary of Liquidity

	September 30, 2004			December 31, 2003
	ICG Parent	Consolidated		ICG Parent Company	Consolidated
	Company Level	Subsidiaries	Total	Level	Subsidiaries	Total
			(in thousands)
Cash and cash equivalents	$11,450	$20,553	$32,003	$49,771	$27,810	$77,581
Restricted Cash	—	378	378	850	969	1,819
Short-term investments	55,733	—	55,733	—	9	9

Total	$67,183	$20,931	$88,114	$50,621	$28,788	$79,409

     Consolidated working capital improved by $196.2 million from December 31, 2003 to September 30, 2004 primarily due to the repurchase and extinguishment of $134.8 million of convertible notes through the issuance of 15.9 million shares of our common stock.

	Nine Months Ended September 30,
	2004	2003
	(in thousands)
Net cash used in operating activities	$(23,350)	$(34,967)
Net cash provided by (used in) investing activities	$(36,905)	$4,308
Net cash provided by (used in) financing activities	$14,692	$(6,832)

     Net cash used in operating activities was approximately $23.4 million for the nine months ended September 30, 2004 compared to $35.0 million during the comparable 2003 period. The decrease is primarily the result of the decreased losses at our consolidated partner companies.

     Net cash used in investing activities during the nine months ended September 30, 2004 was $36.9 million versus net cash provided by investing activities of $4.3 million during the comparable 2003 period. The decrease is primarily due to purchases of short-term investments of $55.7 million in 2004 offset by increased proceeds from sales of partner company ownership interests in 2004 versus 2003.

     Net cash provided by financing activities was $14.7 million for the nine months ended September 30, 2004 versus net cash used in financing activities of $6.8 million during the comparable 2003 period. The increase in cash provided is principally the result of the $60.0 million issuance of senior convertible notes offset by $39.5 million used to redeem convertible subordinated notes in 2004 and $6.2 million of repayments of long-term debt versus $5.5 million being used to repurchase $12.0 million of principal amount of our convertible subordinated notes in 2003.

     We and our consolidated subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. We do not expect the ultimate liability with respect to these actions will materially affect our financial position or cash flows.

Contractual Cash Obligations and Commercial Commitments

     As of December 31, 2003, we had $173.9 million in convertible subordinated notes. In the first quarter of 2004, we exchanged $134.8 million face amount of convertible subordinated notes for approximately 15.9 million shares of our common stock, resulting in a remaining balance of convertible subordinated notes at March 31, 2004 of $39.1 million. In April 2004, we issued $60.0 million of senior convertible notes due in April 2009. In June 2004, we used the net proceeds primarily to redeem the then current outstanding balance of $39.1 million of December 2004 convertible subordinated notes.

Off-Balance Sheet Arrangements

     We are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Our Partner Companies

     As of September 30, 2004, we owned interests in 27 partner companies that are categorized below based on segment and method of accounting.

CORE PARTNER COMPANIES (%Voting Interest)

Consolidated	Equity	Cost
CommerceQuest (87%)	CreditTrade (30%)	Blackboard(1)
ICG Commerce (76%)	eCredit (32%)	Universal Access(2)
	Freeborders (48%)	Verticalnet(3)
GoIndustry (54%)
Investor Force (38%)
LinkShare (40%)
Marketron (38%)
StarCite (37%)

(1)	We own 2,923,777 shares of Blackboard (see Note 3 subsection “Marketable Securities” to Consolidated Financial Statements.)

(2)	We own 1,083,206 shares of Universal Access (see Note 3 subsection “Marketable Securities” to Consolidated Financial Statements.)

(3)	We own 2,917,794 shares of Verticalnet (see Note 3 subsection “Marketable Securities” to Consolidated Financial Statements.)

About Our Private Core Companies

CommerceQuest

     CommerceQuest is an enterprise software and service provider that enables its customers to rapidly turn business strategy into business processes by fully integrating the work that people do with software systems that optimize business performance. CommerceQuest delivers a complete set of scalable business process management (“BPM”) solutions that leverage existing IT investments to unite people, processes and technology in a service-based architecture that spans the extended enterprise, from the mainframe to the Internet and everything in between.

ICG Commerce

     ICG Commerce is a Procurement Services Provider delivering total procurement cost savings through a combination of deep expertise and hosted technology. ICG Commerce provides a comprehensive range of solutions to help companies identify savings through sourcing, realize savings through implementation and purchase-to-pay automation and drive continuous improvements through ongoing category management.

CreditTrade

     CreditTrade provides transaction, data and information services to the credit markets. CreditTrade is a broker specializing in credit default swaps and secondary loans.

eCredit

     eCredit delivers credit risk management and collections software and services to Fortune 1000 companies and financial institutions. eCredit improves credit and collections decision-making practices to deliver process efficiencies, optimized risk management, reduced operating costs, and increased revenues.

Freeborders

     Freeborders provides Product Lifecycle Management (“PLM”) software and services to leading retailers and their suppliers, enabling brands to more effectively manage the increasing complexity of their supply chains. Freeborders solutions help drive profitable revenue growth, speed products to market, improve inventory management, and maintain control, consistency and quality.

GoIndustry

     GoIndustry provides corporations, financial institutions, and insolvency practitioners a comprehensive range of industrial asset services, including disposal, valuation and related consulting. Additionally, for large corporations, GoIndustry provides enterprise asset management solutions for used and under-utilized capital assets.

Investor Force

     Investor Force is a software technology company specializing in the delivery of revenue and efficiency generating business solutions to the institutional investment community. Investor Force serves a broad array of over 500 institutional investment clients, including money managers, consultants, plan sponsors, and institutional investors. By eliminating manual, time-consuming tasks and providing greater portfolio insight, Investor Force helps firms serve their institutional clients faster and with greater intelligence and productivity.

LinkShare

     LinkShare is a provider of internet technology solutions to track, manage, and analyze the performance of sales, marketing, and business development initiatives. Combining patented technology, the reach and distribution of a robust network, and expert account management services, LinkShare empowers clients with the ability to collaborate with partners online and develop cost-efficient pay-for-performance campaigns. LinkShare provides the platform, tools, and reporting to help clients acquire new customers, increase revenues, drive results, and measure success across affiliate, search, and email initiatives.

Marketron

     Marketron is a provider of broadcast management solutions for the Radio, TV and Cable industries. Marketron’s fully integrated suite of sales, traffic, finance and business intelligence solutions automates workflow from proposal to billing, enabling groups to optimize inventory and increase revenues.

StarCite

     StarCite provides a comprehensive suite of software applications and services to the meeting and events industry. StarCite helps drive efficiencies and cost savings to both corporate buyers and suppliers. More than 400 corporate, association and third-party meeting buyers rely on StarCite’s Enterprise Meeting Solutions for workflow, procurement, supply chain management, spend analysis and attendee management. Thousands of industry suppliers rely on the StarCite Online Marketplace, Supplier Marketing Programs and Enabling Technologies to increase meeting revenues. StarCite’s international division represents destination management companies and other premier international travel suppliers using both technology and traditional means.

EMERGING PARTNER COMPANIES (%Voting Interest)

Consolidated	Equity	Cost
	Agribuys (26%)	Anthem (9%)
	ComputerJobs.com (46%)	Arbinet (2%)

Consolidated	Equity	Cost
	Co-nect (36%)	Axxis (9%)
	Syncra Systems (31%)	Captive Capital (5%)
ClearCommerce (11%)
Emptoris (7%)
Entegrity Solutions (2%)
Jamcracker (2%)
Mobility Technologies (3%)
Tibersoft (5%)

Results of Operations

     The following summarizes the unaudited selected financial information related to our segments. Each segment includes the results of our consolidated partner companies and records our share of the earnings and losses of partner companies accounted for under the equity method of accounting. The partner companies included within the segments are consistently the same 27 partner companies for the three and nine months ended September 30, 2004 and 2003. The method of accounting for any particular partner company may change based on our ownership interest.

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

Segment Information
(in thousands)

				Reconciling Items
				Discontinued
			Total	Operations and			Consolidated
	Core	Emerging	Segment	Dispositions	Corporate	Other	Results
For The Three Months Ended September 30, 2004
Revenues	$12,732	$—	$12,732	$—	$—	$—	$12,732
Net income (loss)	$(4,495)	$(155)	$(4,650)	$—	$(4,422)	$1,963	$(7,109)
For The Three Months Ended September 30, 2003
Revenues	$16,034	$—	$16,034	$—	$—	$—	$16,034
Net loss	$(4,454)	$(652)	$(5,106)	$(878)	$(380)	$(29,326)	$(35,690)
For The Nine Months Ended September 30, 2004
Revenues	$37,397	$—	$37,397	$—	$—	$—	$37,397
Net income (loss)	$(13,853)	$(767)	$(14,620)	$3,000	$(13,816)	$(107,321)	$(132,757)
For The Nine Months Ended September 30, 2003
Revenues	$53,308	$202	$53,510	$—	$—	$—	$53,510
Net income (loss)	$(28,190)	$(2,787)	$(30,977)	$(2,581)	$(19,629)	$(26,276)	$(79,463)

For the Three and Nine months Ended September 30, 2004 vs. 2003

Results of Operations — Core Companies

     The following presentation of our Results of Operations – Core Companies includes the results of our consolidated Core partner companies and our share of the results of our equity method Core partner companies.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Selected data:		(in thousands)
Revenue	$12,732	$16,034	$37,397	$53,308

Cost of revenue	(6,928)	(9,261)	(21,078)	(32,146)
Selling, general and administrative	(5,658)	(6,142)	(16,706)	(24,837)
Research and development	(2,351)	(2,536)	(7,342)	(11,830)
Amortization of other intangibles	(689)	(1,134)	(2,183)	(4,410)
Impairment related and other	(20)	(40)	(120)	(1,017)

Operating expenses	(15,646)	(19,113)	(47,429)	(74,240)

Interest and other	109	543	67	649
Equity loss	(1,690)	(1,918)	(3,888)	(7,907)

Net loss	$(4,495)	$(4,454)	$(13,853)	$(28,190)

Revenue

     Revenues have decreased for our consolidated Core companies during the three and nine months ended September 30, 2004 versus the same 2003 periods.

     During 2003, a customer of one of our consolidated Core companies notified the consolidated partner company of the exercise of its right to terminate its arrangement to purchase services from our consolidated Core company effective January 1, 2004. Revenue from this customer totaled $2.7 million and $8.9 million for the three and nine months ended September 30, 2003, respectively, versus nil for the 2004 periods.

     The deconsolidation of Freeborders and eCredit reduced revenue $3.8 million for the nine months ended September 30, 2004, respectively, versus the same 2003 periods.

     The residual decreases in revenue for the 2004 versus 2003 periods are due to the challenging sales environment for enterprise software.

     We expect 2004 period versus 2003 period revenue to continue to decrease for the rest of 2004 primarily as a result of the loss of the significant customer and the deconsolidation of eCredit and Freeborders in 2003.

Operating Expenses

     Operating expenses have decreased for our consolidated Core companies during the three and nine months ended September 30, 2004 versus the same 2003 periods.

     In light of the loss of the significant customer and challenging sales environment for enterprise software, ICG Commerce and CommerceQuest reduced operating expenses $3.5 million and $19.6 million for the three and nine months ended September 30, 2004 versus the same 2003 periods, respectively.

     Additionally, the deconsolidation of Freeborders and eCredit reduced operating expenses $7.2 million for the nine months ended September 30, 2004, respectively, versus the same 2003 periods.

     We expect 2004 period versus 2003 period operating expenses to continue to decrease for the rest of 2004 given actions taken in 2003 to reduce operating expenses in reaction to the loss of the significant customer and the challenging sales environment.

Equity Loss

     The following table reconciles the components of equity loss for segment reporting purposes to equity loss for consolidated financial statement reporting:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(in thousands)
Share of loss – private companies	$(1,690)	$(1,088)	$(3,452)	$(3,536)
Share of loss – public companies	—	(830)	(436)	(4,371)

Segment subtotal	$(1,690)	$(1,918)	$(3,888)	$(7,907)

     Total revenue of our eight private Core equity method companies improved 17% from $35.7 million in the three months ended September 30, 2003 to $41.6 million in the same 2004 period and also improved 23% from $100.8 million in the nine months ended September 30, 2003 to $123.9 million in the same 2004 period. The revenue growth is primarily the result of increased revenue at our Core equity method companies involved with affiliate online marketing, credit markets, online meetings and online auctions.

     Total net income (loss) of our eight private Core equity method companies improved from $(9.6) million in the three months ended September 30, 2003 to $(4.9) million in the same 2004 period. The improvement in net loss in the three months ended September 30, 2004 versus the 2003 period is primarily the result of a goodwill impairment recorded by one of our equity method companies of $5.9 million and increased revenue as discussed in the previous paragraph offset by increased spending to extend products, service and sales. Our share of the net income (loss) of these companies increased during the three months ended September 30, 2004 versus 2003 primarily as a result of our basis in certain companies being reduced to zero in the 2003 period which limited the impact of the aforementioned $5.9 million impairment charge.

     Total net income (loss) of our eight private Core equity method companies improved from $(21.5) million in the nine months ended September 30, 2003 to $(10.8) million in the same 2004 period. The improvement of net loss in the nine months ended September 30, 2004 versus the 2003 period is primarily the result of a goodwill impairment recorded by one of our equity method companies of $5.9 million and increased revenue during the period partially offset by increased spending. Our share of the net income (loss) of these companies decreased during the nine months ended September 30, 2004 versus 2003 as a result of the improved net income (loss), but was also impacted by the treatment of Freeborders as an equity method company in 2004 versus consolidated in 2003 and our basis in certain companies being reduced to zero in the 2004 period versus the 2003 period.

     As of September 30, 2004, Universal Access and Verticalnet are accounted for under the cost method accounting and eMerge Interactive is no longer a partner company. During the 2003 periods these three publicly-traded partner companies were accounted for under the equity method of accounting.

Results of Operations – Emerging Companies

     The following presentation of our Results of Operations – Emerging Companies includes the results of our consolidated Emerging partner companies and our share of the results of our equity method emerging partner companies.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Selected data:		(in thousands)
Revenue	$—	$—	$—	$202
Operating expenses	—	—	—	(445)
Interest and other	—	—	—	—
Equity loss	(155)	(652)	(767)	(2,544)

Net loss	$(155)	$(652)	$(767)	$(2,787)

     The period over period decrease in revenue and operating expenses is due to the deconsolidation of Captive Capital during the second quarter of 2003. Equity loss decreased from the 2003 periods to the 2004 periods primarily as a result of our carrying value in the partner companies being reduced to zero.

Discontinued Operations and Dispositions

     The following is a summary of the components included in “Discontinued Operations and Dispositions,” a reconciling item for segment reporting purposes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(in thousands)
Net income (loss) attributable to discontinued operations	$—	$(744)	$3,000	$(1,642)
Net loss attributable to equity method companies disposed of	—	(134)	—	(939)

	$—	$(878)	$3,000	$(2,581)

     During the nine months ended September 30, 2004, we received additional cash proceeds of $3.0 million from the Delphion disposition after the resolution of potential indemnification obligations.

     In the fourth quarter of 2003, the sale of the assets of OneCoast occurred. In accordance with SFAS No. 144, this partner company has been treated as a discontinued operation. Accordingly, the operating results of this discontinued operation have been presented separately from continuing operations. We received no cash proceeds on the transaction and recorded a loss of approximately $10.8 million. Our share of the losses of OneCoast totaled $0.7 million and $1.6 million, respectively, for the three and nine months ended September 30, 2003.

     The impact to our consolidated results of other consolidated and equity method partner companies we have disposed of our ownership interest in or have ceased operations during 2004 and 2003 is also included in the caption “Dispositions” for segment reporting purposes. During the nine months ended September 30, 2003, we recorded $1.4 million in impairment charges related to equity method companies we have disposed of.

Corporate

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(in thousands)
General and administrative	$(3,863)	$(3,628)	$(10,212)	$(12,997)
Impairment related and other (Note 11)	—	7,070	(546)	5,094
Interest expense, net	(559)	(3,822)	(3,058)	(11,726)

Total corporate operating expenses	$(4,422)	$(380)	$(13,816)	$(19,629)

General and Administrative

     Our general and administrative expenses increased $0.2 million for the three months ended September 30, 2003 to 2004 primarily as a result of an increase in outside services. Our general and administrative expenses decreased $2.8 million for the nine months ended September 2003 to 2004 primarily due to a restructuring of operations.

Interest Income/Expense

     The decrease in interest expense, net is primarily attributable to the reduction in convertible notes outstanding at September 30, 2004 versus 2003.

Other

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(in thousands)
Other income (loss) (Note 13)	$2,210	$(29,293)	$(108,277)	$(22,908)
Impairment (Note 3)	(457)	—	(457)	(5,813)
Minority interest	210	(33)	1,413	2,445

	$1,963	$(29,326)	$(107,321)	$(26,276)

Critical Accounting Policies

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to our investments in our partner companies, marketable securities, revenues, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

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

     SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” was issued in May 2003. SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 also includes required disclosures for financial instruments within its scope. For us, SFAS No. 150 was effective for instruments entered into or modified after May 31, 2003 and otherwise at July 1, 2003, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, SFAS No. 150 will be effective for us on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. We currently do not have any financial instruments that are within the scope of SFAS No. 150.

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

     Numerous external forces, including fear of terrorism, hostilities in the Middle East involving United States armed forces, lack of consumer confidence and interest rate or currency rate fluctuations, could affect the economy. If the economy is unfavorable, our partner companies’ customers and potential customers may be unwilling to spend money on technology-related goods or services. If our partner companies are unable to attract new customers or retain existing customers, our ability to grow our business will be adversely effected.

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

     Blackboard, Verticalnet and Universal Access are our publicly-traded partner companies. Fluctuations in the price of Blackboard’s, Verticalnet’s and Universal Access’ and other future publicly-traded partner companies’ common stock are likely to affect the price of our common stock. The price of our publicly-traded partner companies common stock has been highly volatile. As of September 30, 2004, the market value of the Company’s interest in these publicly-traded partner companies was $53.8 million.

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

     Universal Access’ results of operations, and accordingly the price of its common stock, may be adversely affected by the risk factors disclosed in its SEC filings, including the following factors:

•	operations may be disrupted due to the filing of a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code;

•	restructuring of debt may substantially reduce the value of common stock, potentially to zero;

•	a reorganization attempt or proposed sale may not be approved;

•	insufficient cash to satisfy liquidity needs;

•	inability to compete due to price compression;

•	inability to generate significantly higher revenues and reduce costs to achieve and maintain profitability;

•	assumption of indebtedness that could restrict future operating activities;

•	failure of its services to be sufficiently rapid, reliable and cost-effective;

•	unwillingness of clients to outsource the obtaining of circuits;

•	failure to successfully operate a network operations center;

•	inability to implement and maintain its Universal Information Exchange databases;

•	failure of the market for Universal Transport Exchange services to grow;

•	inability of clients’ to pay their obligations;

•	inability to retain key personnel and hire additional personnel;

•	dependence on several large clients;

•	inability to develop new service offerings and expand marketing channels;

•	control by a significant stockholder may discourage third party offers to acquire the company;

•	inability to provide uninterrupted circuit access;

•	difficult industry conditions;

•	compliance with regulatory requirements; and

•	lack of patented technology.

     In addition, the report of Universal Access’ independent auditor for the period ended December 31, 2003 indicated that the auditor has substantial doubts about Universal Access’ ability to continue as a going concern. On August 4, 2004, Universal Access filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Northern District of Illinois. Universal Access remains in possession of its assets and properties and continues to operate its businesses as a “debtor-in-possession” pursuant to Sections 1107(a) and 1108 of the Bankruptcy Code.

     On September 1, 2004, Universal Access received notice from the Nasdaq Listing Qualifications Panel that Universal Access’s securities would be delisted from The Nasdaq SmallCap Market effective with the open of business on Friday, September 3, 2004, as a result of Universal Access’s failure to satisfy the requirements for continued listing set forth in Marketplace Rules 4310(c)(2)(B) and 4310(c)(4).

     Universal Access has indicated that it does not intend to continue filing annual and periodic reports under the Securities Exchange Act of 1934, as amended.

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

     Of our $281.6 million in total assets as of September 30, 2004, $54.6 million, or 19.4%, consisted of ownership interests in our private partner companies accounted for under the equity and cost methods of accounting. The carrying value of our partner company ownership interests includes our original acquisition cost, the effect of accounting for certain of our partner companies under the equity method of accounting, the effect of adjustments to our carrying value resulting from certain issuances of equity securities by our partner companies, and the effect of impairment charges recorded for the decrease in value of certain partner companies. The carrying value of our partner companies will be impaired and decrease if one or more of our partner companies do not succeed. This decline would likely affect the price of our common stock. As of September 30, 2004, the value of our publicly-traded partner companies

(Blackboard, Verticalnet and other) was $53.8 million and reflected as “Marketable Securities” in our financial statements. A decline in the market value of our publicly-traded partner companies will likely cause a decline in the price of our common stock.

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

     Our accounting estimates with respect to the useful life and ultimate recoverability of our carrying basis, including goodwill, in our partner companies could change in the near term and the effect of such changes on the financial statements could be significant. In the first quarter of 2000, we announced several significant acquisitions that were financed principally with shares of our stock and based on the price of our stock at that time, were valued in excess of $1.0 billion. Based on our periodic review of our partner company holdings, we have recorded cumulative impairment charges of $1.3 billion to write off certain partner company holdings. As of September 30, 2004, our recorded amount of carrying basis including goodwill was not impaired, although we cannot assure that our future results will confirm this assessment. We performed our latest annual impairment test during the fourth quarter of 2003 and we will perform our next annual impairment test in the fourth quarter of 2004. It is possible that a significant write-down or write-off of partner company carrying basis, including goodwill, may be required in the future, or that a significant loss will be recorded in the future upon the sale of a partner company. A write-down or write-off of this type could cause a decline in the price of our common stock.

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

     Government regulation of the internet and e-commerce is evolving and unfavorable changes could harm our partner companies’ respective businesses. Our partner companies are subject to general business regulations and laws specifically governing the internet and e-commerce. Such existing and future laws and regulations may impede the growth of the internet or other online services. These regulations and laws may cover taxation, user privacy, pricing content, copyrights, distribution, electronic contracts, consumer protection, the provision of online payment services, broadband residential internet access and the characteristics and quality of products and services. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the internet and e-commerce. Unfavorable resolution of these issues may harm our partner companies’ business.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to equity price risks on the marketable portion of our equity securities. Our public holdings at September 30, 2004 include equity positions in companies in the technology industry sector, including: Blackboard, Universal Access and Verticalnet, as well as other minor holdings many of which have experienced significant historical volatility in their stock prices. A 20% adverse change in equity prices, based on a sensitivity analysis of our public holdings as of September 30, 2004, would result in an approximate $10.8 million decrease in the fair value of our public holdings.

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

     The carrying values of financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and notes payable, approximate fair value because of the short maturity of these instruments. At September 30, 2004, the carrying value of the senior convertible notes was $60.0 million.

     We have historically had very low exposure to changes in foreign currency exchange rates, and as such, have not used derivative financial instruments to manage foreign currency fluctuation risk.

ITEM 4. Controls and Procedures

     We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15e and 15d-15e under the Securities Exchange Act of 1934) as of the end of the period covered in this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures provide reasonable assurance that information required to be included in the Company’s periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.

     In addition, we reviewed our internal controls and, during the period covered in this report, there were no significant changes in our internal controls or in other factors that have materially affected, or are reasonably likely to materially effect, the Company’s internal controls over financial reporting.

     Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

     In May and June 2001, certain of the Company’s present directors, along with the Company, certain of its former directors, certain of its present and former officers and its underwriters, were named as defendants in nine class action complaints filed in the United States District Court for the Southern District of New York. The plaintiffs and the alleged classes they seek to represent include present and former stockholders of the Company. The complaints generally allege violations of Sections 11 and 12 of the Securities Act of 1933 and Rule 10b-5 promulgated under the Securities Exchange Act of 1934, based on, among other things, the dissemination of statements allegedly containing material misstatements and/or omissions concerning the commissions received by the underwriters of the initial public offering and follow-on public offering of the Company as well as failure to disclose the existence of purported agreements by the underwriters with some of the purchasers in these offerings to buy additional shares of the Company’s stock subsequently in the open market at pre-determined prices above the initial offering prices. The plaintiffs seek for themselves and the alleged class members an award of damages and litigation costs and expenses. The claims in these cases have been consolidated for pre-trial purposes (together with other issuers and underwriters) before one judge in the Southern District of New York federal court. In April 2002, a consolidated, amended complaint was filed against these defendants which generally alleges the same violations and also refers to alleged misstatements or omissions that relate to the recommendations regarding the Company’s stock by analysts employed by the underwriters. In June and July 2002, defendants, including the Company defendants, filed motions to dismiss plaintiffs’ complaints on numerous grounds. The Company’s motion was denied in its entirety in an opinion dated February 19, 2003. In July 2003, a committee of the Company’s Board of Directors approved a proposed partial settlement with the plaintiffs in this matter. The settlement would provide for, among other things, a release of the Company and of the individual defendants (who had been previously dismissed without prejudice) for the wrongful conduct alleged in the amended complaint. The Company would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. Any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurers. The settlement is subject to approval by the United States District Court overseeing the litigation.

     On December 20, 2002, the Company was named as a defendant in an action filed in the United States District Court for the District of Maine. The plaintiffs include former stockholders of Animated Images, Inc. (“Animated Images”), one of the Company’s former partner companies. In addition to the Company, the complaint also named Freeborders, a current partner company, as a defendant, as well as four individual defendants, including former officers of the Company and former Animated Images and Freeborders directors. The complaint generally alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and Section 5(a) of the Securities Act of 1933, fraud, breach of contract, breach of fiduciary duty and civil conspiracy, among other claims, in connection with the merger of Animated Images into Freeborders. In support of these claims, the plaintiffs allege, among other things, that the defendants misrepresented the value of the stock of Freeborders, resulting in plaintiffs’ having received less consideration in the merger than that to which they believe they were entitled. In July 2003, the Court granted defendants’ motion to stay the litigation pending arbitration in California of plaintiffs’ claims against Freeborders. In an effort to avoid such arbitration, plaintiffs moved to dismiss Freeborders from the litigation in March 2004. The Court granted this motion and thereafter, plaintiffs filed a motion to compel arbitration of their claims against the Company and certain other defendants. The Court granted plaintiffs’ motion on October 1, 2004, and further ordered a stay of the plaintiff’s non-arbitrable claims against two individual defendants. The arbitration is currently in a preliminary stage. However, the Company intends to oppose the arbitration of plaintiff’s claims on both procedural and substantive grounds.

     On September 30, 2004, Verticalnet and several of its former officers and directors, including an employee of the Company, were named as defendants in a complaint filed in the U.S. District Court for the Eastern District of Pennsylvania. The complaint alleges that in connection with the issuance of Verticalnet stock to plaintiffs pursuant to an acquisition, the plaintiffs were damaged by the defendants’ delays in registering stock, updating the registration of stock, releasing stock from lock-ups and releasing stock from escrows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS

Number	Document
10.1	Independent Contractor Agreement by and between Internet Capital Group Operations, Inc., Wayne Strategy Consultants, Inc. and Dr. Michael D. Zisman dated August 17, 2004.

11.1	Statement Regarding Computation of Per Share Earnings (included herein at Note 8 - “Net Loss Per Share” to the Consolidated Financial Statements on Page 16).

31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2004	INTERNET CAPITAL GROUP, INC.
	By:	/s/Anthony P. Dolanski
		Name:	Anthony P. Dolanski
Title: Chief Financial Officer (Principal Financial and Principal Accounting Officer) (Duly Authorized Officer)

EXHIBIT INDEX

Number	Document
10.1	Independent Contractor Agreement by and between Internet Capital Group Operations, Inc., Wayne Strategy Consultants, Inc. and Dr. Michael D. Zisman dated August 17, 2004.

11.1	Statement Regarding Computation of Per Share Earnings (included herein at Note 8 “Net Loss Per Share” to the Consolidated Financial Statements on page 16).

31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.