Form 10-Q/A
period 2004-09-30
INTERNET CAPITAL GROUP INC
filed 2005-01-20
CIK 1085621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-26929

INTERNET CAPITAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	23-2996071
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

690 Lee Road, Suite 310

Wayne, Pennsylvania 19087

(Address or principal executive offices, including zip code)

(610) 727-6900

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filter (as defined in Rule 12b-2 of the Exchange

Act)     Yes  ☒    No  ☐

The number of shares of the Company’s Common Stock outstanding as of the close of business on November 6, 2004 was 38,386,600 shares.

EXPLANATORY NOTE

In accordance with Exchange Act Rule 12b-15, this Amendment No. 1 on Form 10-Q/A amends certain items of the Quarterly Report on Form 10-Q of Internet Capital Group, Inc. (the “Registrant”) for the quarterly period ended September 30, 2004 filed with the Securities and Exchange Commission on November 9, 2004, and presents the complete text of the items amended, as amended. These amended items do not restate the Registrant’s consolidated financial statements previously filed in the Form 10-Q. This Form 10-Q/A does not reflect events occurring after the filing of the original form 10-Q or modify or update those disclosures affected by subsequent events.

This Form 10-Q/A has been filed to revise Part II, Item 6 of the Registrant’s Form 10-Q for the quarterly period ended September 30, 2004 to include Exhibits 10.2 and 10.3. As noted below, Exhibit 10.2 is subject to a request for confidential treatment with the Securities and Exchange Commission with respect to the information omitted therefrom. The Exhibit Index in Part II, Item 6 is also amended to reflect the inclusion, pursuant to Rule 12b-15, of updated certifications of certain executive officers. No other modifications to the original Form 10-Q are being made with this Form 10-Q/A.

INTERNET CAPITAL GROUP

			Page
		PART II. OTHER INFORMATION
Item 6.	Exhibits		1

		SIGNATURES
	Chief Financial Officer		2

		SECTION 302 CERTIFICATIONS
	Chief Executive Officer
	Chief Financial Officer

		SECTION 906 CERTIFICATIONS
	Chief Executive Officer
	Chief Financial Officer

ii

PART II. OTHER INFORMATION

Item 6. Exhibits

(a) Exhibits:

EXHIBIT NO.	DESCRIPTION
10.1	Independent Contractor Agreement by and between Internet Capital Group Operations, Inc., Wayne Strategy Consultants, Inc. and Dr. Michael Zisman dated August 17, 2004. (1)

10.2	2004 ICG Performance Plan. (2) (3)

10.3	Specimen Award Notification. (2)

11.1	Statement Regarding Computation of Per Share Earnings. (1)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

(1)	Filed as an exhibit to the Registrant’s Form 10-Q for the period ended September 30, 2004 filed with the Securities and Exchange Commission on November 9, 2004.
(2)	Filed herewith.
(3)	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and submitted separately to the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNET CAPITAL GROUP, INC.
Date: January 20, 2005

	By:	/s/ ANTHONY P. DOLANSKI
	Name:	Anthony P. Dolanski
	Title:	Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
(Duly Authorized Officer)

2