Form 10-K
period 2004-12-31
INTERNET CAPITAL GROUP INC
filed 2005-03-16
CIK 1085621

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑.

     The approximate aggregate market value of common stock held by non-affiliates of the Company was $291.3 million as of June 30, 2004. (For purposes of determining this amount only, the Company has defined affiliates to include, as of June 30, 2004, (a) its executive officers and (b) its directors.)

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑  No ☐

     The number of shares of the Company’s common stock outstanding as of March 7, 2005 was 38,388,004 shares.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission (the “SEC”) relative to the Company’s Annual Meeting of Stockholders for the fiscal year ended December 31, 2004 are incorporated by reference into Part III of this Report.

INTERNET CAPITAL GROUP, INC.
FORM 10-K
DECEMBER 31, 2004
INDEX

Page
Number
PART I	4
ITEM 1. Business	4
ITEM 2. Properties	10
ITEM 3. Legal Proceedings	10
ITEM 4. Submission of Matters to a Vote of Security Holders	11
PART II	11
ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters	11
ITEM 6. Selected Consolidated Financial Data	12
ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk	32
ITEM 8. Financial Statements and Supplementary Data	34
ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	73
ITEM 9A. Controls and Procedures	73
PART III	75
ITEM 10. Directors and Executive Officers of the Registrant	75
ITEM 11. Executive Compensation	75
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	75
ITEM 13. Certain Relationships and Related Transactions	75
ITEM 14. Principal Accountant Fees and Services	75
PART IV	75
ITEM 15. Exhibits and Financial Statement Schedules	75
SIGNATURES	82
SPECIMEN CERTIFICATE
AMENDMENT NO.3 TO 1999 EQUITY COMPENSATION PLAN
SECOND AMENDMENT TO LETTER OF CREDIT AGREEMENT
FORM OF RESTRICTED STOCK GRANT WITHOUT PERFORMANCE ACCELERATION
FORM OF RESTRICTED STOCK GRANT WITH PERFORMANCE ACCELERATION
FORM OF STOCK OPTION GRANT WITHOUT PERFORMANCE ACCELERATION
FORM OF STOCK OPTION GRANT WITH PERFORMANCE ACCELERATION
FORM OF NON-EMPLOYEE DIRECTOR INITIAL STOCK OPTION GRANT
FORM OF NON-EMPLOYEE DIRECTOR ANNUAL STOCK OPTION GRANT
SUBSIDIARIES OF INTERNET CAPITAL GROUP, INC.
CONSENT OF KPMG LLP
CERTIFICATION OF CEO PURSUANT TO SECTION 302
CERTIFICATION OF CFO PURSUANT TO SECTION 302
CERTIFICATION OF CEO PURSUANT TO SECTION 906
CERTIFICATION OF CFO PURSUANT TO SECTION 906

INTERNET CAPITAL GROUP, INC.
PARTNER COMPANIES AS OF DECEMBER 31, 2004

Agribuys, Inc. (“Agribuys”)
Anthem/CIC Ventures Fund LP (“Anthem”)
Arbinet — thexchange Inc. (“Arbinet”) (Nasdaq:ARBX)
Axxis, Inc. (f/k/a FuelSpot.com, Inc.) (“Axxis”)
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

     The current market environment creates a substantial opportunity for providers of software and services that improve sales results, reduce costs and increase efficiencies by streamlining business processes both within an enterprise and across the value chain. An increasing number of large enterprises are focusing on their core competencies to drive differentiation and competitive advantage for their firms. This means that these enterprises are looking for ways to outsource non-core or non-strategic processes that cost time and money and distract them from their top priorities of achieving profitability, growing market share and delivering new products or services. Our partner companies deliver software and services to help businesses focus on their core competencies. As of December 31, 2004, our partner company network is made up of 26 companies in which we own interests.

     With a sharp focus on those companies that we believe have the greatest potential to generate value for ICG stockholders (our “Core” companies), our operating strategy is to build and develop our partner companies by providing them with both human and financial resources. This support leverages the collective knowledge and best practices both within ICG and across our network of partner companies. We use these collective resources to actively support the business strategies, operations and management teams of our partner companies. Our resources include the experience, industry relationships and specific expertise of our management team, our partner companies’ management teams and our Board of Directors.

     ICG is a successor to a business originally founded as a Delaware limited liability company under the name Internet Capital Group, L.L.C. As a limited liability company, Internet Capital Group, L.L.C. was treated for income tax purposes as a partnership with taxes on the income generated by Internet Capital Group, L.L.C. paid by its members. Internet Capital Group, L.L.C. merged into Internet Capital Group, Inc. on February 2, 1999 with Internet Capital Group, Inc. surviving (the “Reorganization.”) As required by its limited liability company agreement to satisfy the members’ tax liabilities, Internet Capital Group, L.L.C. declared a $10.7 million distribution to its members. Internet Capital Group, Inc. has assumed all liabilities of Internet Capital Group, L.L.C. including the distribution to members of Internet Capital Group, L.L.C. Also as part of the Reorganization, Internet Capital Group, Inc. issued 8,200,555 shares of common stock to the members of Internet Capital Group, L.L.C. The separate existence of Internet Capital Group, L.L.C. ceased in connection with the Reorganization.

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

     During 2003 and 2004, the e-commerce market continued a period of development and growth as enterprises of all sizes and across all industries looked for vehicles to help them:

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

     With a sharp focus on those companies that we believe offer the greatest potential to generate value for ICG stockholders, our operating strategy is to build and develop our partner companies by providing them with both human and financial resources. This support leverages the collective knowledge and best practices both within ICG and across our network of partner companies. We use these collective resources to actively support the business strategies, operations and management teams of our partner companies. Our resources include the experience, industry relationships and specific expertise of our management team, our partner companies’ management teams and our Board of Directors.

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

Identifying key markets and owning stakes in potential leaders

     Our expertise in the e-commerce market has allowed us to identify companies that we believe are positioned to succeed. In building our partner company network, we applied an analysis that capitalized on this competitive advantage. We were very active in acquiring new companies during 1999 and 2000, bringing the partner company network composition to an all-time high of 80 companies by late 2000. In evaluating whether to enter a market or acquire a stake in a specific company, we weighed each opportunity in terms of several industry and company factors. With regards to industry criteria, we evaluated the inefficiencies within each market, its competitive landscape and the potential each market had in terms of the number and dollar value of transactions it would be able to support. In measuring the potential of each partner company, we looked at market position and share, our ability to own a significant stake and the company’s potential to contribute to the network’s value in terms of operational resources and the quality of its management team.

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

Strategic Guidance. We provide strategic guidance to our partner companies regarding market positioning, business model development and market trends. Our focus on the e-commerce market and the knowledge base of our partner companies, management and our board of directors gives us valuable experience that we share with our partner companies.

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

     At December 31, 2004 our consolidated Core partner companies consisted of:

CommerceQuest

     CommerceQuest is an enterprise software and service provider that enables its customers to turn business strategy into business processes by fully integrating the work that people do with software systems that optimize business performance. CommerceQuest delivers a complete set of scalable business process management solutions that leverage existing IT investments to unite people, processes and technology in a service-based architecture.

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

     At December 31, 2004 our equity Core partner companies consisted of:

CreditTrade

     CreditTrade provides transaction, data and information services to the credit markets. CreditTrade is a broker specializing in credit default swaps and secondary loans.

eCredit

     eCredit delivers credit risk management and collections software and services to Fortune 1000 companies and financial institutions. eCredit improves credit and collections decision-making practices to deliver process efficiencies, optimized risk management, reduced operating costs and increased revenues.

Freeborders

     Freeborders provides product lifecycle management software and services to leading retailers and their suppliers, enabling brands to more effectively manage the increasing complexity of their supply chains. Freeborders solutions help drive profitable revenue growth, speed products to market, improve inventory management, and maintain control, consistency and quality.

GoIndustry

     GoIndustry provides corporations, financial institutions, and insolvency practitioners a comprehensive range of industrial asset services, including disposal, valuation and related consulting. Additionally, for large corporations, GoIndustry provides enterprise asset management solutions for used and under-utilized capital assets.

Investor Force

     Investor Force is a software technology company specializing in the delivery of revenue and efficiency generating business solutions to the institutional investment community. Investor Force serves a broad array of over 500 institutional investment clients, including money managers, consultants, plan sponsors and institutional investors. By eliminating manual, time-consuming tasks and providing greater portfolio insight, Investor Force helps firms serve their institutional clients faster and with greater intelligence and productivity.

LinkShare

     LinkShare is a provider of internet technology solutions to track, manage, and analyze the performance of sales, marketing and business development initiatives. Combining patented technology, the reach and distribution of a robust network, and expert account management services, LinkShare empowers clients with the ability to collaborate with partners online and develop cost-efficient pay-for-performance campaigns. LinkShare provides the platform, tools, and reporting to help clients acquire new customers, increase revenues, drive results and measure success across affiliate, search and email initiatives.

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

Concentration of Customer Base and Credit Risk

     Approximately 17% and 13% of our revenue for the years ended December 31, 2003 and 2002, respectively, related to one customer of ICG Commerce. During 2003, this customer notified ICG Commerce of the exercise of its right to terminate its arrangement to purchase services from ICG Commerce effective January 1, 2004.

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

Employees

     Our corporate headcount as of March 7, 2005 is 20. Headcount at our consolidated partner companies as of March 7, 2005 is 420. Although we believe our and our consolidated partner companies current staffing levels are adequate to conduct business, we cannot ensure that we and our consolidated partner companies will not need to increase headcount in the future.

Financial Information About Segments and Geographic Areas

     Segment and geographic area information is set forth in Note 10 to our Consolidated Financial Statements included in Item 8 below and incorporated herein by reference.

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

ITEM 2. Properties

     The location and general description of our properties as of March 7, 2005 are as follows:

Corporate Offices

     Our corporate headquarters are located at 690 Lee Road, Suite 310 in an office facility located in Wayne, Pennsylvania, where we lease approximately 7,475 square feet.

Partner Company Properties

     Our consolidated partner companies lease approximately 112,293 square feet of office, administrative, sales and marketing, operations and data center space, principally in California, Colorado, Florida, Georgia, Illinois, New York and Pennsylvania in the United States, and also in Germany and the United Kingdom.

ITEM 3. Legal Proceedings

     In May and June 2001, certain of the Company’s present directors, along with the Company, certain of its former directors, certain of its present and former officers and its underwriters, were named as defendants in nine class action complaints filed in the United States District Court for the Southern District of New York. The plaintiffs and the alleged classes they seek to represent include present and former stockholders of the Company. The complaints generally allege violations of Sections 11 and 12 of the Securities Act of 1933 and Rule 10b-5 promulgated under the Securities Exchange Act of 1934, based on, among other things, the dissemination of statements allegedly containing material misstatements and/or omissions concerning the commissions received by the underwriters of the initial public offering and follow-on public offering of the Company as well as failure to disclose the existence of purported agreements by the underwriters with some of the purchasers in these offerings to buy additional shares of the Company’s stock subsequently in the open market at pre-determined prices above the initial offering prices. The plaintiffs seek for themselves and the alleged class members an award of damages and litigation costs and expenses. The claims in these cases have been consolidated for pre-trial purposes (together with claims against other issuers and underwriters) before one judge in the Southern District of New York federal court. In April 2002, a consolidated, amended complaint was filed against these defendants which generally alleges the same violations and also refers to alleged misstatements or omissions that relate to the recommendations regarding the Company’s stock by analysts employed by the underwriters. In June and July 2002, defendants, including the Company defendants, filed motions to dismiss plaintiffs’ complaints on numerous grounds. The Company’s motion was denied in its entirety in an opinion dated February 19, 2003. In July 2003, a committee of the Company’s Board of Directors approved a proposed settlement with the plaintiffs in this matter. The settlement would provide for, among other things, a release of the Company and of the individual defendants (who had been previously dismissed without prejudice) for the wrongful conduct alleged in the amended complaint. The Company would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. Any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurers. The complete terms of the proposed settlement is on file with the Court. The Court overseeing the litigation granted preliminary approval of the settlement in February 2005 subject to a change in the terms to bar cross-claims by defendant underwriters for contribution, but not for indemnification or otherwise. The parties to the settlement are currently negotiating a revised agreement. Assuming that a revised agreement is reached, a fairness hearing on the settlement must be held before the Court can make a final determination regarding approval of the settlement.

     On December 20, 2002, the Company was named as a defendant in an action filed in the United States District Court for the District of Maine. The plaintiffs include former stockholders of Animated Images, Inc. (“Animated Images”), one of the Company’s former partner companies. In addition to the Company, the complaint also named Freeborders, a current partner company, as a defendant, as well as four individual defendants, including former officers of the Company and former Animated Images and Freeborders directors. The complaint generally alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and Section 5(a) of the Securities Act of 1933, fraud, breach of contract, breach of fiduciary duty and civil conspiracy, among other claims, in connection with the merger of Animated Images into Freeborders. In support of these claims, the plaintiffs allege, among other things, that the defendants misrepresented the value of the stock of Freeborders, resulting in plaintiffs’ having received less consideration in the merger than that to which they believe they were entitled. In July 2003, the Court granted defendants’ motion to stay the litigation pending arbitration in California of plaintiffs’ claims against Freeborders. In an effort to avoid such arbitration, plaintiffs moved to dismiss Freeborders from the litigation in March 2004. The Court granted this motion and thereafter, plaintiffs filed a motion to compel arbitration of their claims against the Company and certain other defendants. The Court granted plaintiffs’ motion on October 1, 2004, and further ordered a stay of the plaintiffs’ non-arbitrable claims against two individual defendants. The arbitration is currently in a preliminary stage. The Company intends to oppose the arbitration of plaintiffs’ claims on both procedural and substantive grounds.

     On September 30, 2004, Verticalnet and several of its former officers and directors, including an employee of the Company, were named as defendants in a complaint filed in the U.S. District Court for the Eastern District of Pennsylvania. The complaint alleges that in connection with the issuance of Verticalnet stock to plaintiff’s predecessors in interest pursuant to an acquisition, the plaintiff was damaged by the defendants’ delays in registering stock, updating the registration of stock, releasing stock from lock-ups and releasing stock from escrows. The defendants have filed a motion to dismiss the case. The Court has not yet ruled on this motion.

ITEM 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal year 2004.

PART II

ITEM 5. Market For Registrant’s Common Equity and Related Stockholder Matters

(a) Our common stock is currently traded on the Nasdaq National Market under the symbol “ICGE”. We transferred from the Nasdaq National Market to the Nasdaq SmallCap Market effective June 10, 2002 and transferred back to the Nasdaq National Market effective March 3, 2005. Our initial public offering of stock occurred on August 5, 1999 at $120.00 (post split) per share on the Nasdaq National Market. The price range per share reflected in the table below is the highest and lowest sale price for our stock (post split) as reported by the Nasdaq National Market and the Nasdaq SmallCap Market during each quarterly period of our two most recent fiscal years.

	Three Months Ended
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31
	2004	2004	2004	2004	2003	2003	2003	2003
High	$12.20	$8.20	$7.85	$9.68	$11.20	$19.20	$16.00	$10.60
Low	$6.60	$4.00	$4.80	$5.90	$5.20	$5.60	$8.20	$5.80

     As of March 7, 2005, the last reported sale price for our common stock on the Nasdaq National Market was $8.05 per share.

(b) Holders. As of March 3, 2005, there were approximately 1,595 holders of record of our common stock, although there is a much larger number of beneficial owners.

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

ITEM 6. Selected Consolidated Financial Data

     The following table summarizes certain selected historical consolidated financial information of ICG that has been derived from our audited consolidated financial statements for each of the five years ended December 31, 2004, 2003, 2002, 2001, and 2000. The financial information may not be indicative of our future performance. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and Notes thereto included in this Report.

	Year Ended December 31,
	2004	2003		2002	2001	2000
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$52,400	$70,020		$79,490	$101,060	$42,238
Operating Expenses
Cost of revenue	27,986	40,936		51,977	79,327	46,065
Selling, general and administrative	34,665	46,626		76,372	234,758	243,871
Research and development expenses	9,722	14,840		24,100	43,788	68,821
Amortization of goodwill and other intangibles	2,711	7,955		10,115	123,564	239,813
Impairment related and other	810	(1,736)		11,276	851,257	160,844

Total operating expenses	75,894	108,621		173,840	1,332,694	759,414

	(23,494)	(38,601)		(94,350)	(1,231,634)	(717,176)

Other income (loss), net	(106,259)	(58,659)		92,632	(109,768)	627,227
Interest income (expense), net	(3,574)	(15,232)		(19,300)	(25,447)	7,126

Income (loss) before income taxes, minority interest and equity loss	(133,327)	(112,492)		(21,018)	(1,366,849)	(82,823)
Income tax (expense) benefit	—	—		(179)	12,584	319,449
Minority interest	903	2,326		15,438	108,223	84,245
Equity loss	(5,893)	(14,490)		(81,114)	(1,048,860)	(980,391)

Loss from continuing operations	(138,317)	(124,656)		(86,873)	(2,294,902)	(659,520)
Gain (loss) on discontinued operations, net of gain of $1,675 (2003) and $10,317 (2002) and tax benefit of $2,917 (2001) and $7,806 (2000)	3,000	(11,228)		(15,346)	(35,942)	(7,028)
Cumulative effect of change in accounting principle	—	—		—	(7,886)	—

Net Loss	$(135,317)	$(135,884)		$(102,219)	$(2,338,730)	$(666,548)

Diluted Loss Per Share:
Loss from continuing operations per share – diluted	$(3.87)	$(8.24)		$(6.48)	$(164.90)	$(47.96)
Gain (loss) on discontinued operations per share – diluted	0.08	(0.74)		(1.15)	(2.58)	(0.51)
Cumulative effect of change in accounting principle per share – diluted	—	—		—	(0.57)	—

Net loss per share— diluted	$(3.79)	$(8.98)		$(7.63)	$(168.05)	$(48.47)
Weighted average shares outstanding—diluted	35,713	15,130		13,400	13,917	13,752

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$89,526	$77,590		$125,094	$247,548	$421,172
Working capital	$76,818	$(124,479	) (1)	$81,443	$183,434	$356,524
Total assets	$277,606	$231,163		$366,246	$655,047	$3,330,583
Other long-term debt, net of current portion	$11	$30		$7,290	$9,919	$169
Senior convertible notes	$60,000	$—		$—	$—	$—
Convertible subordinated notes	$—	$173,919		$283,114	$446,061	$566,250
Total stockholders’ equity (deficit)	$165,107	$(19,294)		$(51,646)	$34,737	$2,266,167

(1)	Includes convertible subordinated notes at December 31, 2003. See Note 6 to our Consolidated Financial Statements included in Item 8 below.

     The Company has not paid a cash dividend since its inception. In December 1999, the Company declared and paid a 100% stock dividend. In May 2004, the Company implemented a one-for-twenty reverse stock split. All share information in this Report reflects this dividend and this reverse stock split.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth elsewhere in this Report and the risks discussed in our other SEC filings. The following discussion should be read in conjunction with our audited Consolidated Financial Statements and related notes thereto included in this Report.

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

Introduction

     The Consolidated Financial Statements include the consolidated accounts of Internet Capital Group, Inc., a company incorporated in Delaware, and its subsidiaries, both wholly owned and consolidated (Internet Capital Group, Inc. and all such subsidiaries, hereafter “we,” “ICG,” the “Company” or “Internet Capital Group”) and have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”).

     Internet Capital Group is an information technology company actively engaged in delivering software solutions and services that are designed to enhance business operations by increasing efficiency, reducing costs and improving sales results. We operate through a network of partner companies that deliver those solutions to customers. The various interests that we acquire in our partner companies are accounted for under one of three accounting methods: consolidation, equity method or cost method. The applicable accounting method is generally determined based on our voting interest in a partner company. Generally, if we own more than 50% of the outstanding voting securities of a partner company, and for which other shareholders do not possess the right to affect significant management decisions, a partner company’s accounts are reflected within our consolidated financial statements. Generally, if we own between 20% and 50% of the outstanding voting securities, a partner company’s accounts are not reflected within our consolidated financial statements; however, our share of the earnings or losses of the partner company is reflected in the caption “Equity loss” in our consolidated statements of operations. Partner companies not accounted for under either the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, our share of the earnings or losses of these companies is not included in our consolidated statements of operations.

     Information for all periods presented below reflects the grouping of ICG partner companies into two segments, consisting of the Core segment and the Emerging segment. The Core operating segment includes those partner companies in which the Company’s management takes a very active role in providing strategic direction and management assistance (“Core”). The Emerging operating segment includes investments in companies that are, in general, managed to provide the greatest near-term stockholder value (“Emerging”). During fiscal 2003, one of our consolidated Core partner companies, OneCoast Network Holdings, Inc. (“OneCoast”) disposed of substantially all of its assets. During fiscal 2002, two of our consolidated Core partner companies, Delphion, Inc. (“Delphion”) and Logistics.com, Inc. (“Logistics.com”) disposed of substantially all of their assets. The historical results of Delphion, Logistics.com and OneCoast are presented as “Discontinued Operations”, in addition to any gain (loss) realized on the transactions. Additionally, during fiscal 2004, 2003 and 2002, eighteen of our Emerging partner companies ceased operations. The partner companies included within the segments as of December 31, 2004 for presentation purposes, are consistently the same 26 partner companies for the 2004, 2003 and 2002 periods.

     Loss from continuing operations for the year ended December 31, 2004 totaled $138.3 million and included net charges totaling $106.7 million consisting of the following: (i) charges in accordance with Statement of Financial Accounting Standards (“SFAS”) No.84, “Induced Conversions of Convertible Debt,” of $133.2 million relating to our 2004 convertible debt for equity exchanges and other retirements, (ii) gains on the disposition of partner companies and marketable securities of $28.8 million, (iii) charges for the impairment of partner companies/marketable securities of $4.1 million, (iv) gains on partner company warrants/other of $2.6 million and (v) restructuring charges of $0.8 million.

     Loss from continuing operations for 2003 totaled $124.7 million and included net charges totaling $58.3 million consisting of the following: (i) charges in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 84, “Induced Conversions of Convertible Debt,” net of $59.3 million relating to our 2003 convertible debt for equity exchanges and other retirements, (ii) charges for the impairment of partner companies of $5.8 million, (iii) gains on the disposition of partner companies/other of $4.1 million and (iv) net restructuring credits/other of $2.7 million.

     Loss from continuing operations for 2002 totaled $86.9 million and included net benefits totaling $53.0 million consisting of the following: (i) gains on the retirement of debt of $111.4 million, (ii) charges for the impairment of partner companies of $43.5 million, (iii) losses on the disposition of partner companies/other of $4.9 million and (iv) restructuring charges of $10.0 million.

Liquidity and Capital Resources

     The following table summarizes certain balance sheet information for the parent company, Internet Capital Group:

	December 31, 2004	December 31, 2003
	(in thousands)
Cash, cash equivalents and short-term investments	$67,285	$49,771
Marketable securities	$54,082	$6,714
Senior convertible notes due April 2009	$(60,000)	$—
Convertible subordinated notes due December 2004	$—	$(173,919)

Shares of common stock outstanding	38,388	21,839

     In the period from January through March 2004, we repurchased and extinguished $134.8 million of convertible subordinated notes by issuing 15.9 million shares of our common stock. In April 2004, we issued $60.0 million of senior convertible notes due in April 2009. We used the net proceeds to redeem the then outstanding balance of $39.1 million of convertible subordinated notes due December 2004. The residual will be used for general operations requirements and fundings to existing partner companies as well as potential new partner companies.

     We believe existing cash, cash equivalents and short-term investments and proceeds from the potential sales of all or a portion of our interests in certain marketable securities and partner companies to be sufficient to fund our cash requirements for the foreseeable future, including future commitments to existing partner companies, debt obligations and general operations requirements.

     At December 31, 2004, as well as the date of this filing, we were not obligated for any significant funding and guarantee commitments to existing partner companies. If ICG Commerce achieves a fair market value in excess of $1.0 billion, we will be obligated to pay, in cash or stock at our option, 4% of ICG Commerce’s fair market value in excess of $1.0 billion, up to $70 million, to a venture capital firm. The Company and one of its executive officers were limited partners of this venture capital firm. The Company retains a contingent economic interest in such firm but the executive officer retains no such interest. A member of our Board of Directors also has an interest in this venture capital firm. The Company’s contingent obligation will expire on the earlier to occur of May 31, 2005 or an unaffiliated company sale, if the valuation milestone is not achieved. Currently, the fair market value of ICG Commerce is well below $1.0 billion.

     We will continue to evaluate acquisition opportunities and may acquire additional ownership interests in new and existing partner companies in the next twelve months; however, such acquisitions will generally be made at our discretion. If we elect to make additional acquisitions, it may become necessary for us to monetize certain assets and/or raise additional funds. We may not be able to monetize certain assets or raise additional capital and failure to do so could have a material adverse effect on our business. If additional funds are raised through the issuance of equity securities, our existing stockholders may experience significant dilution.

     The following table summarizes our and our consolidated subsidiaries’ cash and cash equivalents, restricted cash and short-term investments:

Summary of Liquidity

	December 31, 2004			December 31, 2003
	ICG Parent			ICG Parent
	Company	Consolidated		Company	Consolidated
	Level	Subsidiaries	Total	Level	Subsidiaries	Total
	(in thousands)
Cash and cash equivalents	$9,345	$22,241	$31,586	$49,771	$27,810	$77,581
Restricted cash (1)	—	999	999	850	969	1,819
Short-term investments	57,940	—	57,940	—	9	9

Total	$67,285	$23,240	$90,525	$50,621	$28,788	$79,409

(1)	Restricted cash at December 31, 2003 does not include $893 of long-term restricted cash included in “Other” assets on the Company’s consolidated balance sheets.

Consolidated working capital improved by $201.3 million from December 31, 2003 to December 31, 2004 primarily due to (1) the repurchase and extinguishment of $173.9 million of convertible subordinated notes due December 2004 through the issuance of 15.9 million shares of our common stock and payment of $39.5 million in cash and (2) the issuance of $60.0 million of senior convertible notes due April 2009.

Summary of Statements of Cash Flows

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Cash used in operating activities	$(26,044)	$(38,631)	$(80,725)
Cash provided by (used in) investing activities	$(34,243)	$6,599	$12,430
Cash provided by (used in) financing activities	$14,566	$(6,802)	$(49,148)

     Net cash used in operating activities was approximately $26.0 million for the year ended December 31, 2004 compared to $38.6 million during the comparable 2003 period. The decrease in cash used in operating activities is primarily the result of the decreased losses at our consolidated partner companies.

     Net cash used in investing activities for the year ended December 31, 2004 was $34.2 million versus net cash provided by investing activities of $6.6 million during the comparable 2003 period. The decrease in cash provided by investing activities is primarily due to net purchases of short-term investments of $57.9 million in 2004 offset by increased proceeds from sales of partner company ownership interests in 2004 versus 2003.

     Net cash provided by financing activities was $14.6 million for the year ended December 31, 2004 versus net cash used in financing activities of $6.8 million during the comparable 2003 period. The increase in cash provided by financing activities is principally the result of the issuance of $60.0 million senior convertible notes offset by $39.5 million used to redeem the remaining balance of convertible subordinated notes due in 2004 and $6.2 million of repayments of long-term debt versus $5.5 million being used to repurchase $12.0 million of principal amount of our convertible subordinated notes in 2003.

     We and our consolidated subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. We do not expect the ultimate liability with respect to these actions will materially affect our financial position or cash flows.

Contractual Cash Obligations and Commercial Commitments

     The following table summarizes our contractual cash obligations and commercial commitments as of December 31, 2004:

	Payments due by period
		Less
		than 1	1-3	3-5	More than
	Total	Year	Years	Years	5 years
	(in thousands)
Senior convertible notes	$60,000	$—	$—	$60,000	$—
Operating leases	13,019	5,449	4,150	1,550	1,870
Other borrowings	48	37	11	—	—

	$73,067	$5,486	$4,161	$61,550	$1,870

Off-Balance Sheet Arrangements

     We are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Our Partner Companies

     As of December 31, 2004, we owned interests in 26 partner companies that are categorized below based on segment and method of accounting.

CORE PARTNER COMPANIES (%Voting Interest)
Consolidated	Equity	Cost
CommerceQuest (87%)	CreditTrade (30%)	Blackboard (1)
ICG Commerce (76%)	eCredit (32%)	Universal Access (2)
	Freeborders (48%)	Verticalnet (3)
GoIndustry (54%)
Investor Force (38%)
LinkShare (40%)
Marketron (38%)
StarCite (37%)

(1)	As of December 31, 2004, we owned 2,923,777 shares of Blackboard (see Note 5 “Marketable Securities” to Consolidated Financial Statements.)

(2)	As of December 31, 2004, we owned 1,083,206 shares of Universal Access (see Note 5 “Marketable Securities” to Consolidated Financial Statements.)

(3)	As of December 31, 2004, we owned 2,917,794 shares of Verticalnet (see Note 5 “Marketable Securities” to Consolidated Financial Statements.)

EMERGING PARTNER COMPANIES (%Voting Interest)
Consolidated	Equity	Cost
	Agribuys (20%)	Anthem (9%)
	ComputerJobs.com (46%)	Arbinet (4)
	Co-nect (36%)	Axxis (9%)
Captive Capital (5%)
ClearCommerce (11%)
Emptoris (7%)
Entegrity Solutions (2%)
Jamcracker (2%)
Mobility Technologies (3%)
Tibersoft (5%)

(4)	As of December 31, 2004, we owned 231,128 shares of Arbinet (see Note 5 “Marketable Securities” to Consolidated Financial Statements.)

Results of Operations

     The following summarizes the unaudited selected financial information related to our segments. Each segment includes the results of our consolidated partner companies and records our share of the earnings and losses of partner companies accounted for under the equity method of accounting. The partner companies included within the segments are consistently the same 26 partner companies for 2004, 2003 and 2002. The method of accounting for any particular partner company may change based on our ownership interest.

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

Segment Information
(in thousands)
				Reconciling Items
				Discontinued
			Total	Operations and			Consolidated
	Core	Emerging	Segment	Dispositions	Corporate	Other	Results
For The Year Ended December 31, 2004
Revenues	$52,400	$—	$52,400	$—	$—	$—	$52,400
Net Income (loss)	$(13,154)	$(133)	$(13,287)	$1,888	$(18,116)	$(105,802)	$(135,317)
For The Year Ended December 31, 2003
Revenues	$69,818	$202	$70,020	$—	$—	$—	$70,020
Net income (loss)	$(32,235)	$(1,374)	$(33,609)	$(16,032)	$(25,964)	$(60,279)	$(135,884)
For The Year Ended December 31, 2002
Revenues	$78,997	$507	$79,504	$—	$—	$(14)	$79,490
Net income (loss)	$(82,724)	$(14,518)	$(97,242)	$(29,388)	$(55,026)	$79,437	$(102,219)

For the Year Ended December 31, 2004 vs. 2003 vs. 2002

Results of Operations — Core Companies

     The following presentation of our Results of Operations – Core Companies includes the results of our consolidated Core partner companies and our share of the results of our equity method Core partner companies.

	Year Ended December 31,
Selected data:	2004	2003	2002
	(in thousands)
Revenue	$52,400	$69,818	$78,997

Cost of revenue	(27,986)	(40,847)	(51,552)
Selling, general and administrative	(20,620)	(29,827)	(40,297)
Research and development	(9,722)	(14,840)	(24,100)
Amortization of intangibles	(2,711)	(7,955)	(10,115)
Impairment related and other	(334)	(2,414)	(9,777)

Operating expenses	(61,373)	(95,883)	(135,841)

Interest and other	467	1,004	(1,506)
Equity loss	(4,648)	(7,174)	(24,374)

Net loss	$(13,154)	$(32,235)	$(82,724)

Revenue

     Revenue decreased $17.4 million from $69.8 million in 2003 to $52.4 million in 2004. During 2003, a customer of ICG Commerce notified ICG Commerce of its intent to exercise its right to terminate its arrangement to purchase services from ICG Commerce effective January 1, 2004. Revenue from this customer totaled $12.0 million in 2003. The deconsolidation in 2003 of two Core companies, eCredit and Freeborders reduced revenue $3.8 million versus 2003. The residual decrease is primarily due to lower revenue at ICG Commerce’s European subsidiary due to the competitive environment for outsourcing services.

     Revenue decreased $9.2 million from $79.0 million in 2002 to $69.8 million in 2003. As a result of a challenging market for enterprise software sales in 2003, CommerceQuest’s revenue declined $6.6 million in 2003 versus 2002. The deconsolidation in 2003 of two Core companies, eCredit and Freeborders reduced 2003 revenue $4.3 million versus 2002. These decreases were partially offset by an increase of $1.7 million at ICG Commerce.

Operating Expenses

     Operating Expenses decreased $34.5 million from $95.9 million in 2003 to $61.4 million in 2004. Due to the loss of a significant customer at ICG Commerce and further focus at both ICG Commerce and CommerceQuest at containing operating expenses, ICG Commerce and CommerceQuest reduced operating expenses $26.9 million for 2004 versus 2003. The deconsolidation in 2003 of two Core companies, eCredit and Freeborders reduced operating expenses $7.6 million versus 2003.

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

Equity Loss

     The following table reconciles the components of equity loss for segment reporting purposes to equity loss for consolidated financial statement reporting:

	2004	2003	2002
Share of loss – Private Companies	$(4,648)	$(4,073)	$(7,528)
Share of loss – Public Companies	—	(3,101)	(16,846)

Segment subtotal	$(4,648)	$(7,174)	$(24,374)
Impairment charges – see subsection below	—	—	(7,000)

	$(4,648)	$(7,174)	$(31,374)

     The total revenue of our eight private Core equity method partner companies improved from $125.2 million in 2002 to $142.4 million in 2003 to $167.5 million in 2004. The improvements are primarily the result of increased revenue at our partner companies involved with affiliate marketing and credit derivatives offset by reduced revenue at our partner companies selling software relating to enterprise applications.

     The total net losses of our eight private Core equity method partner companies in the aggregate improved from $30.5 million in 2002 to $24.8 million in 2003 to $16.7 million in 2004. The improvements are primarily the result of increased revenues as discussed in the previous paragraph offset by increased spending to extend products, services and sales and goodwill impairment charges of approximately $5.8 million at one of our partner companies in 2003. Our share of the net losses of these partner companies increased in 2004 primarily as a result of net increased losses/reduced net income at our partner companies and net increased equity losses as a result of 2004 fundings to our partner companies where our carrying value in 2003 was zero. Our share of the net losses improved in 2003 primarily as a result of the improved net losses compared to 2002. Our share of the net losses in 2003 was also impacted by changes in the methods of accounting for these partner companies.

     Additionally, as of December 31, 2004, two of these eight Core equity method partner companies have carrying values that have been reduced to zero. We may not record our share of these partner companies’ losses in 2005 until such time as we make an additional funding to these partner companies, our share of income equals the unrecorded losses or the partner companies’ equity transactions result in an adjustment of our investment. Our share of the net losses of those companies whose carrying value is zero at December 31, 2004 totaled $1.2 million in 2004.

     Our share of the net losses in 2004 improved as Universal Access and Verticalnet’s ownership levels fell below 20% during the third quarter of 2003; resulting in these partner companies to no longer be accounted for under the equity method for all of 2004. Our share of the net losses in 2003 improved over 2002 as Universal Access and Verticalnet’s net losses improved given their restructuring of operations in 2002.

Results of Operations – Emerging Companies

     The following presentation of our Results of Operations – Emerging Companies includes the results of our consolidated Emerging partner companies and our share of the results of our equity method Emerging partner companies.

	Year Ended December 31,
Selected data:	2004	2003	2002
	(in thousands)
Revenue	$—	$202	$507
Operating expenses	—	(445)	(1,834)
Interest and other	—	—	9
Equity loss	(133)	(1,131)	(13,200)

Net loss	$(133)	$(1,374)	$(14,518)

     The period over period decreases in revenue and operating expenses is primarily a result of deconsolidating Captive Capital during the second quarter of 2003. Equity loss decreased period over period primarily as a result of our carrying value in the partner companies being reduced to zero and changes in the methods of accounting for these partner companies. During 2002, we recorded impairment charges totaling $13.0 million related to these partner companies.

Discontinued Operations and Dispositions

     The following is a summary of the components included in “Discontinued Operations and Dispositions”, a reconciling item for segment reporting purposes:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Net gain (loss) attributable to Discontinued Operations	$3,000	$(11,228)	$(15,346)
Net loss attributable to equity method companies disposed of	(1,112)	(4,804)	(14,042)

Net income (loss)	$1,888	$(16,032)	$(29,388)

     In 2003 and 2002, three of our Core consolidated partner companies sold substantially all of their assets (see Note 9 to our Consolidated Financial Statements). In accordance with Statement of Financial Accounting Standards (“SFAS”) SFAS No. 144, these partner companies have been treated as discontinued operations. Accordingly, the operating results of these three discontinued operations have been presented separately from continuing operations and include the gains or losses recognized on disposition.

     The impact to our consolidated results of equity method partner companies we have disposed of our ownership interest in or have ceased operations during 2004, 2003 and 2002 is also included in the caption “Dispositions” for segment reporting purposes.

     The following table reconciles the components of equity loss for equity method partner companies we disposed of to equity loss for consolidated financial reporting:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Share of loss	$(1,112)	$(4,804)	$(14,042)

Segment subtotal	(1,112)	(4,804)	(14,042)
Impairments – see subsection below	—	(1,381)	(9,492)

	$(1,112)	$(6,185)	$(23,534)

Corporate

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
General and administrative	$(14,045)	$(16,443)	$(34,680)
Impairment related and other	(476)	5,094	(1,499)
Interest expense, net	(3,595)	(14,615)	(18,847)

Net loss	$(18,116)	$(25,964)	$(55,026)

General and Administrative

     Our general and administrative expenses decreased $2.4 million from 2003 to 2004 and $18.3 million from 2002 to 2003 primarily due to reduction in stock-based compensation from $15.3 million in 2002 to $2.3 million in 2003 to $1.4 million in 2004 as a result of more restricted stock vesting in 2002, as well as changes recorded relating to certain modifications of certain stockholder loans. The residual decrease is the result of our continued restructuring of our operations. (See “Restructuring” below).

Restructuring (Impairment Related and Other)

     During 2004, 2003 and 2002, we restructured our operations to better align our general and administrative expenses with the reduction in the number of our partner companies. The restructuring resulted in charges of $0.5 million, a credit of $5.1 million and charges of $1.5 million for 2004, 2003 and 2002, respectively. The credit in 2003 is primarily due to our settlement of a lease obligation for $7.0 million less than we had estimated.

Interest Income/Expense

     The decrease in interest expense, net is primarily attributable to the reduction in convertible notes outstanding at December 31, 2004 versus 2003 versus 2002.

Other

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Other income (loss) (Note 18)	$(105,438)	$(56,792)	$107,668
Impairments (Note 4)	(1,267)	(5,813)	(43,490)
Taxes	—	—	(179)
Minority interest	903	2,326	15,438

Net income (loss)	$(105,802)	$(60,279)	$79,437

Impairment Charges

     We continually evaluate the carrying values of our partner companies. Additionally, we operate in an industry that is rapidly evolving, extremely competitive and where many businesses have experienced difficulty in raising additional capital necessary to fund operating losses. Based on our periodic review of our partner company carrying values, impairment charges of $1.3 million, $5.8 million and $43.5 million were recorded in 2004, 2003 and 2002, respectively. (See Note 4 to our Consolidated Financial Statements).

Other Income (Loss), Net

     Other income (Loss), net was a loss of $105.4 million in 2004 versus a loss of $56.8 million in 2003 versus income of $107.7 million in 2002. The increase in losses from 2004 versus 2003 is primarily attributable to the 2004 loss of $133.1 million on our debt-for-equity exchanges offset by sales of ownership interests in partner companies of $28.8 million versus the 2003 loss of $59.3 million on our debt-for-equity exchanges, net. The decrease from 2003 versus 2002 is primarily due to the 2003 loss of $59.3 million on our debt-for-equity exchanges, net versus a gain in 2002 of $111.4 million on our cash debt repurchases.

Income Taxes

     Our net deferred tax asset of $628 million at December 31, 2004 consists of deferred tax assets of $646 million, relating primarily to partner company basis differences, capital and net operating loss carry forwards, offset by deferred tax liabilities of $18 million primarily related to unrealized appreciation in available for sale securities. During 2001, we recorded a full valuation allowance against our net assets that was maintained during 2002, 2003 and 2004 (See Note 14 to our Consolidated Financial Statements).

Critical Accounting Policies

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U. S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our investments in our partner companies, marketable securities, revenues, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenue

     ICG Commerce may assume all or a part of a customer’s procurement function as part of sourcing arrangements. Typically, in these engagements, ICG Commerce is paid a fee based on a percentage of the amount spent by our customer’s purchasing department in the specified areas ICG Commerce manages, a fixed fee agreed upon in advance, and in many cases ICG Commerce has the opportunity to earn additional fees based on the level of savings achieved for customers. ICG Commerce recognizes fee income as earned and any additional fees as ICG Commerce becomes entitled to them. In these arrangements, ICG Commerce does not assume inventory, warranty or credit risk for the goods or services a customer purchases, but ICG Commerce does negotiate the arrangements between a customer and supplier.

     CommerceQuest recognizes license revenue when a signed contract or purchase order exists, the software has been shipped or electronically delivered, the license fee is fixed or determinable, and collection of the resulting receivable is probable. CommerceQuest sells their software direct to end users, as well as through resellers. When contracts contain multiple elements wherein vendor specific objective evidence exists for all undelivered elements, CommerceQuest accounts for the delivered elements in accordance with the “Residual Method” prescribed by Statements of Position No. 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.”

     CommerceQuest assesses whether the fee is fixed or determinable and collection is probable at the time of the transaction. In determining whether the fee is fixed or determinable, CommerceQuest compares the payment terms of the transaction to our normal payment terms. If a significant portion of a fee is due after our normal payment terms, CommerceQuest accounts for the fee as not being fixed or determinable and recognizes revenue as the fees become due. CommerceQuest assesses whether collection is probable based on a number of factors, including the customer’s past transaction history and credit-worthiness. CommerceQuest does not request collateral from our customers. If CommerceQuest determines that collection of a fee is not probable, CommerceQuest defers the fee and recognizes revenue at the time collection becomes probable, which is generally upon receipt of cash.

     First-year maintenance typically is sold with the related software license and renewed on an annual basis thereafter. For such arrangements with multiple obligations, CommerceQuest allocates revenue to each component of the arrangement based on the fair value of the undelivered elements. Fair values of ongoing maintenance and support obligations are based on separate sales of renewals to other customers or upon renewal rates quoted in the contracts. Maintenance revenue is deferred and recognized ratably over the term of the maintenance and support period. Fair value of services, such as consulting or training, is based upon separate sales of these services. Consulting and training services are generally billed based on hourly rates and revenues are generally recognized as the services are performed. Consulting services primarily consist of implementation services related to the installation of our products and generally do not include significant customization to or development of the underlying software code.

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

Recent Accounting Pronouncements

     In December 2004, the Financial Account Standards Board (“FASB”) issued SFAS 123-R, “Share-Based Payment.” SFAS No. 123-R revises SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123-R will require compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. We estimate that the effect on net income and earnings per share in the periods following adoption of SFAS 123-R will be consistent with our proforma disclosure under SFAS No. 123, except that estimated forfeitures will be considered in the calculation of compensation expense under SFAS No. 123-R. However, the actual effect on net income and earnings per share will vary depending upon the number of grants of equity in 2005 compared to prior years. Further, we have not yet determined the actual model we will use to calculate fair value.

     SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, was issued in May 2003. SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 also includes required disclosures for financial instruments within its scope. For us, SFAS No. 150 was effective for instruments entered into or modified after May 31, 2003 and otherwise at July 1, 2003, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, SFAS No. 150 became effective for us on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. We currently do not have any financial instruments that are within the scope of SFAS No. 150.

Risk Factors

     Forward-looking statements made with respect to our financial condition and results of operations and business in this Report and those made from time to time by us through our senior management are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on our current expectations and projections about future events but are subject to known and unknown risks, uncertainties and assumptions about us and our partner companies that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.

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

     Numerous external forces, including fear of terrorism, hostilities in the Middle East involving United States armed forces, lack of consumer confidence and interest rate or currency rate fluctuations, could affect the economy. If the economy is unfavorable, our partner companies’ customers and potential customers may be unwilling to spend money on technology-related goods or services. If our partner companies are unable to attract new customers or retain existing customers, our ability to grow our business will be adversely affected.

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

     Arbinet, Blackboard, Verticalnet and Universal Access are our publicly-traded partner companies. Fluctuations in the price of Arbinet’s, Blackboard’s, Verticalnet’s and Universal Access’s and other future publicly-traded partner companies’ common stock are likely to affect the price of our common stock. The price of our publicly-traded partner companies common stock has been highly volatile. As of December 31, 2004, the market value of the Company’s interest in these publicly-traded partner companies was $54.1 million.

     The results of operations, and accordingly the price of the common stock, of each of Blackboard, Arbinet, Verticalnet and Universal Access may be adversely affected by the risk factors in its SEC filings, which are publicly available at www.sec.gov.

Our business depends upon the performance of our partner companies, which is uncertain.

     If our partner companies do not succeed, the value of our assets and the price of our common stock may decline. Economic, governmental, industry and company factors outside our control affect each of our partner companies. The material risks relating to our partner companies include:

•	fluctuations in the market price of the common stock of Blackboard, Arbinet, Verticalnet and Universal Access, our publicly-traded partner companies, which are likely to affect the price of our common stock;

•	many of our partner companies have limited operating histories, have not yet attained significant revenues and are operating at or near break-even and may not achieve profitability in the future;

•	lack of the widespread commercial use of the internet, decreased spending on information technology software and services and elongated sales cycles which may prevent our partner companies from succeeding;

•	intensifying competition for the products and services our partner companies offer, which could lead to the failure of some of our partner companies; and

•	the inability of our partner companies to secure additional financing, which may force some of our partner companies to cease or scale back operations.

     Of our $277.6 million in total assets as of December 31, 2004, $49.8 million, or 17.9%, consisted of ownership interests in our private partner companies accounted for under the equity and cost methods of accounting. The carrying value of our partner company ownership interests includes our original acquisition cost, the effect of accounting for certain of our partner companies under the equity method of accounting, the effect of adjustments to our carrying value resulting from certain issuances of equity securities by our partner companies, and the effect of impairment charges recorded for the decrease in value of certain partner companies. The carrying value of our partner companies will be impaired and decrease if one or more of our partner companies do not succeed. This decline would likely affect the price of our common stock. As of December 31, 2004, the value of our publicly-traded partner companies (Blackboard, Arbinet, Verticalnet and Universal Access) was $54.1 million and reflected as “Marketable Securities” in our financial statements. A decline in the market value of our publicly-traded partner companies will likely cause a decline in the price of our common stock.

The success of our partner companies depends on the development of the e-commerce market, which is uncertain.

     Most of our partner companies rely on e-commerce markets for the success of their businesses. If widespread commercial use of the internet does not develop, or if the internet does not develop as an effective medium for providing products and services, our partner companies may not succeed.

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

     Our success depends on the acceptance by the public and private capital markets of information technology and e-commerce companies in general, including initial public offerings of those companies. The information technology and e-commerce markets have experienced significant volatility recently and the market for initial public offerings of information technology and e-commerce companies has experienced weakness since 2000. If these markets are weak, we may not be able to create stockholder value by taking our partner companies public. In addition, reduced market interest in our industry may reduce the market value of our publicly-traded partner companies.

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

     We believe that we are actively engaged in the businesses of information technology and e-commerce through our network of subsidiaries and companies that we are considered to “control.” Under the Investment Company Act of 1940, as amended (the “Investment Company Act”), a company is considered to control another company if it owns more than 25% of that company’s voting securities and is the largest stockholder of such company. A company may be required to register as an investment company if more than 45% of its total assets consist of, and more than 45% of its income/loss and revenue attributable to it over the last four quarters is derived from, ownership interests in companies that it does not control. Because many of our partner companies are not majority-owned subsidiaries, and because we own 25% or less of the voting securities of a number of our partner companies, changes in the value of our interests in our partner companies and the income/loss and revenue attributable to our partner companies could subject us to regulation under the Investment Company Act unless we take precautionary steps. For example, in order to avoid having excessive income from “non-controlled” interests, we may not sell minority interests we would otherwise want to sell or we may have to generate non-investment income by selling interests in partner companies that we are considered to control. We may also need to ensure that we retain more than 25% ownership interests in our partner companies after any equity offerings. In addition, we may have to acquire additional income or loss generating majority-owned or controlled interests that we might not otherwise have acquired or may not be able to acquire “non-controlling” interests in companies that we would otherwise want to acquire. It is not feasible for us to be regulated as an investment company because the Investment Company Act rules are inconsistent with our strategy of actively managing, operating and promoting collaboration among our network of partner companies. On August 23, 1999, the SEC granted our request for an exemption under Section 3(b)(2) of the Investment Company Act declaring us to be primarily engaged in a business other than that of investing, reinvesting, owning, holding or trading in securities. This exemptive order reduces the risk that we may have to take action to avoid registration as an investment company, but it does not eliminate the risk.

Our accounting estimates with respect to the ultimate recoverability of our basis in our partner companies could change materially in the near term.

     Our accounting estimates with respect to the useful life and ultimate recoverability of our carrying basis, including goodwill, in our partner companies could change in the near term and the effect of such changes on the financial statements could be significant. In the first quarter of 2000, we announced several significant acquisitions that were financed principally with shares of our stock and based on the price of our stock at that time, were valued in excess of $1.0 billion. Based on our periodic review of our partner company holdings, we have recorded cumulative impairment charges of $1.3 billion to write off certain partner company holdings. As of December 31, 2004, our recorded amount of carrying basis including goodwill was not impaired, although we cannot assure that our future results will confirm this assessment. We performed our latest annual impairment test during the fourth quarter of 2004 and we will perform our next annual impairment test in the fourth quarter of 2005. It is possible that a significant write-down or write-off of partner company carrying basis, including goodwill, may be required in the future, or that a significant loss will be recorded in the future upon the sale of a partner company. A write-down or write-off of this type could cause a decline in the price of our common stock.

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

     Our common stock is currently listed on the Nasdaq National Market, which has requirements for the continued listing of stock. One of the requirements is that our common stock maintain a minimum bid price of $1.00 per share. If our common stock trades below $1.00 per share or we fail to meet any of the other requirements of the Nasdaq National Market, our common stock may be delisted from the Nasdaq National Market. If our common stock is delisted from the Nasdaq National Market, the trading market for our common stock could decline which could depress our stock price and adversely affect the liquidity of our common stock.

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to equity price risks on the marketable portion of our equity securities. Our public holdings at December 31, 2004 include equity positions in companies in the technology industry sector, including Blackboard, Arbinet, Verticalnet and Universal Access, many of which have experienced significant historical volatility in their stock prices. A 20% adverse change in equity prices, based on a sensitivity analysis of our public holdings as of December 31, 2004, would result in an approximate $10.8 million decrease in the fair value of our public holdings.

     Cash and cash equivalents, accounts receivable and accounts payable are carried at cost which approximates fair value due to the short-term maturity of these instruments. Our interests in public Partner Companies accounted for under the equity method of accounting had a fair value of $10.1 million as of December 31, 2003, compared to a carrying value of $0.4 million. Short-term investments and marketable securities are carried at fair value. Our senior convertible notes had a fair value of approximately $73.3 million at December 31, 2004 versus a carrying value of $60.0 million. Our convertible subordinated notes had a fair value of

$133.0 million as of December 31, 2003 versus a carrying value of $173.9 million. Fair value of our senior convertible notes and convertible subordinated notes is determined by obtaining thinly traded market quotes.

     We have historically had very low exposure to changes in foreign currency exchange rates, and as such, have not used derivative financial instruments to manage foreign currency fluctuation risk.

ITEM 8. Financial Statements and Supplementary Data

     The following Consolidated Financial Statements, and the related Notes thereto, of Internet Capital Group, Inc. and the Report of Independent Registered Public Accounting Firm are filed as a part of this Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Internet Capital Group, Inc.:

     We have audited the accompanying consolidated balance sheets of Internet Capital Group, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity (deficit), comprehensive loss and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Internet Capital Group, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U. S. generally accepted accounting principles.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Internet Capital Group, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 15, 2005

INTERNET CAPITAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
	(in thousands, except per share data)
Assets
Current Assets
Cash and cash equivalents	$31,586	$77,581
Restricted cash	999	1,819
Short-term investments	57,940	9
Accounts receivable, net of allowance ($1,129-2004; $2,620-2003)	17,922	25,715
Prepaid expenses and other current assets	5,999	6,315

Total current assets	114,446	111,439
Marketable securities	54,082	6,714
Fixed assets, net	2,185	2,368
Ownership interests in Partner Companies	49,794	52,467
Goodwill	45,196	45,196
Intangibles, net	4,705	6,663
Other	7,198	6,316

Total Assets	$277,606	$231,163

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Current maturities of convertible subordinated notes (Note 6)	$—	$173,919
Current maturities of other long-term debt	37	6,298
Accounts payable	10,142	21,117
Accrued expenses	12,284	15,192
Accrued compensation and benefits	7,593	7,907
Accrued restructuring	488	2,512
Deferred revenue	7,084	8,973

Total current liabilities	37,628	235,918
Senior convertible notes (Note 6)	60,000	—
Other liabilities	10,467	10,851
Minority interest	4,404	3,688

	112,499	250,457

Commitments and contingencies (Note 19)
Stockholders’ Equity (Deficit)
Preferred stock $0.01 par value; 10,000 shares authorized, none issued or outstanding (Note 12)	—	—
Common stock, $0.001 par value; 2,000,000 shares authorized, 38,388 (2004) and 21,839 (2003) issued and outstanding	38	22
Additional paid-in capital	3,525,596	3,251,068
Accumulated deficit	(3,405,237)	(3,269,920)
Unamortized deferred compensation	(3,634)	(712)
Notes receivable-stockholders	(300)	(460)
Accumulated other comprehensive income	48,644	708

Total stockholders’ equity (deficit)	165,107	(19,294)

Total Liabilities and Stockholders’ Equity (Deficit)	$277,606	$231,163

See accompanying notes to Consolidated Financial Statements.

INTERNET CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2004	2003	2002
	(in thousands, except per share data)
Revenue	$52,400	$70,020	$79,490

Operating expenses
Cost of revenue	27,986	40,936	51,977
Selling, general and administrative	34,665	46,626	76,372
Research and development	9,722	14,840	24,100
Amortization of intangibles	2,711	7,955	10,115
Impairment related and other	810	(1,736)	11,276

Total operating expenses	75,894	108,621	173,840

	(23,494)	(38,601)	(94,350)
Other income (loss), net	(106,259)	(58,659)	92,632
Interest income	1,351	1,332	4,098
Interest expense	(4,925)	(16,564)	(23,398)

Loss before income taxes, minority interest and equity loss	(133,327)	(112,492)	(21,018)
Income tax (expense) benefit	—	—	(179)
Minority interest	903	2,326	15,438
Equity loss	(5,893)	(14,490)	(81,114)

Loss from continuing operations	(138,317)	(124,656)	(86,873)
Gain (loss) on discontinued operations, net of gain of $1,675 (2003) and $10,317 (2002) (Note 9)	3,000	(11,228)	(15,346)

Net loss	$(135,317)	$(135,884)	$(102,219)

Basic and diluted loss per share:
Loss from continuing operations	$(3.87)	$(8.24)	$(6.48)
Gain (loss) on discontinued operations	0.08	(0.74)	(1.15)

	$(3.79)	$(8.98)	$(7.63)

Shares used in computation of basic and diluted loss per share	35,713	15,130	13,400

See accompanying notes to Consolidated Financial Statements.

INTERNET CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

							Accumulated
			Additional		Unamortized	Notes	Other
	Common Stock		Paid-In	Accumulated	Deferred	Receivable-	Comprehensive
	Shares	Amount	Capital	Deficit	Compensation	Stockholders	Income (loss)	Total
	(in thousands)
Balance as of December 31, 2001	14,384	$14	$3,081,362	$(3,031,817)	$(9,610)	$(4,721)	$(491)	$34,737
Amortization of deferred compensation	—	—	—	—	6,393	—	—	6,393
Forfeitures of restricted stock, net	(48)	—	(249)	—	249	—	—	—
Impact of subsidiary equity transactions	—	—	4,950	—	—	—	—	4,950
Modifications to stockholder loans	—	—	(558)	—	—	4,261	—	3,703
Net unrealized appreciation in marketable securities and reclassification adjustments	—	—	—	—	—	—	790	790
Net loss	—	—	—	(102,219)	—	—	—	(102,219)

Balance as of December 31, 2002	14,336	14	3,085,505	(3,134,036)	(2,968)	(460)	299	(51,646)
Amortization of deferred compensation	—	—	—	—	2,328	—	—	2,328
Compensation charge in connection with the acceleration of vesting	—	—	368	—	—	—	—	368
Issuance of common stock to Board of Directors	10	—	72	—	(72)	—	—	—
Stockholder loans principal payments	—	—	476	—	—	—	—	476
Issuance of common stock upon exercise of options	59	—	320	—	—	—	—	320
Issuance of common stock in exchange for convertible subordinated notes	7,353	8	163,590	—	—	—	—	163,598
Issuance of common stock to third parties	81	—	737	—	—	—	—	737
Net unrealized appreciation in marketable securities and reclassification adjustments	—	—	—	—	—	—	409	409
Net loss	—	—	—	(135,884)	—	—	—	(135,884)

Balance as of December 31, 2003	21,839	22	3,251,068	(3,269,920)	(712)	(460)	708	(19,294)
Amortization of deferred compensation	—	—	—	—	1,413	—	—	1,413
Issuance of common stock in payment of bonuses	33	—	273	—	—	—	—	273
Issuance of common stock in exchange for convertible subordinated notes	15,887	16	267,607	—	—	—	—	267,623
Impact of subsidiary equity transactions (Note 16)	—	—	2,313	—	—	—	—	2,313
Issuance of restricted stock	640	—	4,412	—	(4,412)	—	—	—
Forfeiture of restricted stock	(11)	—	(77)	—	77	—	—	—
Stockholder loans principal payments	—	—	—	—	—	160	—	160
Net unrealized appreciation in marketable securities and reclassification adjustments	—	—	—	—	—	—	47,936	47,936
Net loss	—	—	—	(135,317)	—	—	—	(135,317)

Balance as of December 31, 2004	38,388	$38	$3,525,596	$(3,405,237)	$(3,634)	$(300)	$48,644	$165,107

See accompanying notes to Consolidated Financial Statements.

INTERNET CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Net loss	$(135,317)	$(135,884)	$(102,219)

Other comprehensive income (loss)
Unrealized holding gains (losses) in marketable securities	48,812	77	(6,875)
Reclassification adjustments/realized net gains (losses) on marketable securities	(630)	332	7,665
Other accumulated other comprehensive loss	(246)	—	—

Sub-total	47,936	409	790

Comprehensive loss	$(87,381)	$(135,475)	$(101,429)

See accompanying notes to Consolidated Financial Statements.

INTERNET CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Operating Activities
Net loss	$(135,317)	$(135,884)	$(102,219)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	4,031	13,245	19,120
Impairment related and other	810	(1,736)	11,276
Stock-based compensation	1,413	2,725	18,947
Deferred tax expense	—	—	179
Equity loss	5,893	14,490	81,114
Other (income) loss	106,259	58,659	(92,632)
Minority interest	(903)	(2,326)	(15,438)
Loss (gain) on discontinued operations, net	(3,000)	11,228	15,346
Changes in assets and liabilities, net of effect of acquisitions:
Restricted cash	(73)	8,802	549
Accounts receivable, net	7,918	3,300	(426)
Prepaid expenses and other assets	66	1,607	7,772
Accounts payable	(10,647)	(499)	(3,798)
Accrued expenses	(1,345)	(10,425)	(12,389)
Deferred revenue	(1,590)	(6,738)	(2,073)
Other liabilities	441	4,921	(6,053)

Cash used in operating activities	(26,044)	(38,631)	(80,725)

Investing Activities
Capital expenditures, net	(1,109)	(645)	(750)
Purchases of short-term investments	(85,219)	—	(6,986)
Proceeds of short-term investments	27,288	6,986	9,938
Proceeds from sales of marketable securities	7,798	9,935	287
Proceeds from sales of Partner Company ownership interests	25,668	7,019	42,219
Acquisitions of ownership interests in Partner Companies, net	(8,669)	(13,342)	(26,402)
Other acquisitions, net	—	(1,595)	—
Reduction in cash due to deconsolidation of Partner Companies	—	(1,759)	(5,876)

Cash provided by (used in) investing activities	(34,243)	6,599	12,430

Financing Activities
Issuance of senior convertible notes	60,000	—	—
Repurchase of convertible subordinated notes	(39,541)	(5,529)	(48,752)
Long term debt and capital lease obligations, net	(6,278)	(2,658)	(9,511)
Line of credit borrowings	216	642	—
Line of credit repayments	—	(89)	(805)
Repayment of advances and loans to employees/shareholders	160	476	—
Exercises of stock options	—	320	—
Issuance of stock by subsidiary	9	—	9,882
Other	—	36	38

Cash provided by (used in) financing activities	14,566	(6,802)	(49,148)
Net decrease in Cash and Cash Equivalents	(45,721)	(38,834)	(117,443)
Effect of exchange rates on cash	(274)	(1,368)	(1,847)
Cash and Cash Equivalents at the beginning of year	77,581	117,783	237,073

Cash and Cash Equivalents at the end of year	$31,586	$77,581	$117,783

See accompanying notes to Consolidated Financial Statements.

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

2. Reverse stock split

     In May 2004, the Company implemented a one-for-twenty reverse stock split. The common stock and additional paid-in capital accounts and all share and per share amounts have been retroactively restated in these financial statements to reflect this reverse split.

3. Significant Accounting Policies

Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The consolidated financial statements also include the following majority-owned subsidiaries for all or a portion of the periods indicated, each of which was consolidated since the date the Company acquired majority control (collectively, the “Consolidated Subsidiaries”):

Year Ended December 31,
2004	2003	2002
CommerceQuest	Captive Capital	Captive Capital
ICG Commerce	CommerceQuest	CommerceQuest
	eCredit	eCredit
	Freeborders	Freeborders
	ICG Commerce	ICG Commerce

     During the three months ended June 30, 2003, the Company’s ownership in Captive Capital and eCredit decreased to a level that resulted in deconsolidation. During the three months ended September 30, 2003, the Company’s ownership in Freeborders decreased to a level that resulted in deconsolidation.

     The Consolidated Balance Sheets include the following majority owned subsidiaries:

December 31,
2004	2003
CommerceQuest	CommerceQuest
ICG Commerce	ICG Commerce

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. Significant Accounting Policies – (Continued)

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

     When a cost method Partner Company qualifies for use of the equity method, the Company’s investment is adjusted retroactively for its share of the past results of its operations. Therefore, prior losses could significantly decrease the Company’s carrying value balance at that time.

     The Company records its ownership interest in equity securities of Partner Companies accounted for under the cost method at cost, unless these securities have readily determinable fair values based on quoted market prices, in which case these interests are valued at fair value and classified as marketable securities or some other classification in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. Significant Accounting Policies – (Continued)

Ownership Interests in Partner Companies, Goodwill and Intangibles, net

     The Company follows the guidance in SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company is required to test intangible assets and goodwill for impairment in accordance with the provisions of SFAS No. 142. The Company follows the guidance in APB No. 18, “The Equity Method of Accounting for Investments in Common Stock” to evaluate its equity method ownership interests in Partner Companies for impairment.

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

     The Company’s policy is to perform its annual impairment testing for all Partner Companies in the fourth quarter of each fiscal year. The Company performed its annual impairment test during the fourth quarter of fiscal 2004 and concluded the carrying value of its ownership interest in Partner Companies, goodwill and intangibles, net was not impaired. At December 31, 2004, the Company’s carrying value of its ownership interests in Partner Companies totaled $49.8 million, goodwill totaled $45.1 million and intangibles net totaled $4.7 million.

Revenue Recognition

     During 2004, 2003 and 2002, the Company’s revenues were primarily attributable to ICG Commerce and CommerceQuest.

     ICG Commerce generates revenue from enabled sourcing, full service arrangements and managed eProcurement services. Enabled sourcing revenue includes revenue from procurement consulting services, auction services and sourcing programs and is generally recognized as the services are rendered. In full service arrangements, ICG Commerce assumes all or part of the procurement function for a customer and is paid a fixed fee which is recognized over the term of the arrangement. In addition, typically in these engagements, ICG Commerce is paid a fee based on a percentage of the amount spent by ICG Commerce’s customer’s purchasing department in the specified areas. Managed eProcurement revenue includes transaction fees, which are typically based on a percentage of the cost of the items purchased through the exchange. Because ICG Commerce does not carry inventory risk, transaction revenue is recorded under the net method. Under this method, the net transaction fees rather than the gross amounts charged to customers are recorded as revenues.

     CommerceQuest derives revenue from software license fees and services. CommerceQuest sells their software direct to end users, as well as through resellers. Fees from licenses are recognized as revenue upon contract execution, provided all delivery obligations have been met, fees are fixed or determinable, collection is probable, and vendor-specific objective evidence exists for the undelivered elements of the arrangement. Maintenance revenue is recognized ratably over the term of the maintenance contract. Consulting and training revenue is recognized when the services are performed. Implementation fees, which do not relate to software license fees including start-up fees, are deferred and generally recognized as revenue over the term of the arrangement.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. Significant Accounting Policies – (Continued)

Use of Estimates

     The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     These estimates include evaluation of the Company’s investments in its Partner Companies, investments in marketable securities, asset impairment, revenue recognition, income taxes and commitments and contingencies. Certain amounts recorded to reflect the Company’s share of losses of Partner Companies accounted for under the equity method are based on unaudited results of operations of those Partner Companies and may require adjustments in the future when audits of these entities are made final. It is reasonably possible that the Company’s accounting estimates with respect to the useful life of intangible assets and the ultimate recoverability of ownership interests in Partner Companies and goodwill could change in the near term and that the effect of such changes on the financial statements could be material. At year end, the Company believes the recorded amount of ownership interests in Partner Companies and goodwill is not impaired, although there can be no assurance that the Company’s future results will confirm this assessment, that a significant write-down or write-off of ownership interests in Partner Companies and goodwill will not be required in the future, or that a significant loss will not be recorded in the future upon the sale of a Partner Company.

Cash and Cash Equivalents

     The Company considers all highly liquid instruments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Cash and cash equivalents at December 31, 2004 and 2003 are invested principally in money market accounts, certificates of deposit and commercial paper.

Restricted Cash

     The Company considers cash legally restricted and held as a compensating balance for letter of credit arrangements as restricted cash. At December 31, 2004 and 2003, restricted cash was held primarily in money market accounts. Long term restricted cash of $0.9 million at December 31, 2004 is included in “Other” assets on the Company's Consolidated Balance Sheets.

Short-term Investments

     Short-term investments are debt securities, principally commercial paper and certificates of deposit, maturing in less than one year, are classified as available for sale and are recorded at market value using the specific identification method. Short-term investments consist of $53.9 million in commercial paper and $4.0 million in certificates of deposit at December 31, 2004. All of the short-term investments mature in 2005.

Marketable Securities

     Marketable securities are reported at fair value, based on quoted market prices, with the net unrealized gain or loss reported as a component of “Accumulated other comprehensive income ” in stockholders’ equity (deficit).

Financial Instruments

     Cash and cash equivalents, accounts receivable and accounts payable are carried at cost which approximates fair value due to the short-term maturity of these instruments. The Company’s interests in public Partner Companies accounted for under the equity method of accounting had a fair value of $10.1 million, compared to a carrying value of $0.4 million at December 31, 2003. Short-term investments and marketable securities are carried at fair value. The Company’s senior convertible notes had a fair value of approximately $73.3 million at December 31, 2004 versus a carrying value of $60.0 million. The Company’s convertible subordinated notes had a fair value of $133.0 million as of December 31, 2003 versus a carrying value of $173.9

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. Significant Accounting Policies – (Continued)

million. Fair value of the Company’s senior convertible notes and convertible subordinated notes is determined by obtaining thinly traded market quotes.

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

Net Loss Per Share

     Basic net loss per share (“EPS”) is computed using the weighted average number of common shares outstanding during each period. Diluted EPS includes shares, unless anti-dilutive, that would arise from the exercise of stock options and conversion of other convertible securities and is adjusted, if applicable, for the effect on net income (loss) of such transactions. If a consolidated or equity method Partner Company has dilutive options or securities outstanding, diluted net income per share is computed by deducting from income (loss) from continuing operations the income attributable to the potential exercise of the dilutive options or securities of the Partner Company.

     As the Company has incurred losses for 2004, 2003 and 2002, the effect of dilutive securities are not included as they would be anti-dilutive. See Note 20.

Issuances of Stock By Partner Companies

     At the time a Partner Company accounted for under the consolidation or equity method of accounting issues its common stock at a price different from the Partner Company’s book value per share, the Company’s share of the Partner Company’s net equity changes and the Company adjusts the carrying value in the Partner Company accordingly. If at that time, the Partner Company is not a newly-formed, non-operating entity, nor a research and development, start-up or development stage company, nor is there question as to the Company’s ability to continue in existence, the Company records the change in its share of the Partner Company’s net equity as a gain or loss in our Consolidated Statements of Operations.

Foreign Currency Translation

     The functional currency for ICG Commerce’s and CommerceQuest’s foreign subsidiaries is the local currency of the country in which the subsidiary operates. Assets and liabilities are translated using the exchange rate at the balance sheet date. Revenue, expenses, gains and losses are translated at the average exchange rate in the month those elements are recognized. Translation adjustments, which have not been material to date, are included in “Accumulated other comprehensive income” in stockholders’ equity (deficit).

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. Significant Accounting Policies – (Continued)

Concentration of Customer Base and Credit Risk

     Approximately 17% and 13% of the Company’s revenue for the years ended December 31, 2003 and 2002, respectively, related to one customer of ICG Commerce. During 2003, this customer notified ICG Commerce of the exercise of its right to terminate its arrangement to purchase services from ICG Commerce effective January 1, 2004.

Accounts Receivable/Accounts Payable

     ICG Commerce provides services in which it manages the transaction between its customer and a third party supplier. In these transactions, ICG Commerce is responsible for paying the supplier for the full cost of the goods or services and the customer is responsible for paying ICG Commerce an amount, which is generally ICG Commerce’s cost plus a transaction fee, for the goods or services. ICG Commerce is typically responsible for paying the supplier independent of when and if ICG Commerce receives payment from its customer. ICG Commerce receives payment directly from its customer. ICG Commerce records the gross amount of the associated receivables and payables on the accompanying consolidated balance sheets. However, ICG Commerce records the net amount of the transaction fee as revenue on the accompanying statements of operations. As of December 31, 2004 and 2003, accounts receivable included approximately $8.5 million and $17.3 million, respectively, and accounts payable included $4.6 million and $12.3 million, respectively, related to such transactions.

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

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123,” which provides optional transition guidance for those companies electing to voluntarily adopt the accounting provisions of SFAS No. 123. In addition, the statement mandates certain disclosures that are incremental to those required by SFAS No. 123. The Company has continued to account for stock-based compensation in accordance with APB No. 25. The Company has adopted the disclosure-only provisions of SFAS No. 148.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. Significant Accounting Policies – (Continued)

     The following table illustrates the effect on the Company’s net loss and net loss per share as if the fair value based method had been applied to all outstanding and unvested awards:

	Year Ended December 31,
	2004	2003	2002
	(in thousands, except per share data)
Net loss, as reported	$(135,317)	$(135,884)	$(102,219)
Deduct stock-based employee compensation expense included in reported net loss	1,583	2,725	18,947
Add total stock-based employee compensation expense determined under fair-value-based method for all awards	(8,123)	(18,292)	(51,372)

Pro forma net loss	$(141,857)	$(151,451)	$(134,644)

Net loss per share, as reported	$(3.79)	$(8.98)	$(7.63)
Pro forma net loss per share	$(3.97)	$(10.01)	$(10.05)

     The per share weighted-average fair value of options issued by the Company during 2004, 2003 and 2002 was $5.50, $6.47 and $7.22, respectively.

     The following assumptions were used to determine the fair value of stock options granted to employees by the Company for the three years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Volatility	70.0-132.99%	134.69-138.38%	135.68-140.93%
Average expected option life	3 years	3 years	3 years
Risk-free interest rate	2.26-2.88%	1.99-2.26%	2.30-4.10%
Dividend yield	0.0%	0.0%	0.0%

     The Company also includes its share of its Partner Companies’ SFAS No. 123 pro forma expense in the Company’s SFAS No. 123 pro forma expense. The methods used by the Partner Companies included the minimum value method for private Partner Companies and the Black-Scholes method for public Partner Companies.

Recent Accounting Pronouncements

     In December 2004, the FASB issued SFAS 123-R, “Share-Based Payment”. SFAS No. 123-R revises SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. SFAS No. 123-R requires compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company estimates that the effect on net loss and loss per share in the periods following adoption of SFAS No. 123-R will be consistent with our pro forma disclosure under SFAS No. 123, except that estimated forfeitures will be considered in the calculation of compensation expense under SFAS No. 123-R. However, the actual effect on net loss and loss per share will vary depending upon the number of grants of equity in 2005 compared to prior years. Further, the Company has not yet determined the actual model it will use to calculate fair value.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. Significant Accounting Policies – (Continued)

Comprehensive Loss

     The Company reports and displays comprehensive loss and its components in the Consolidated Statements of Comprehensive Loss. Comprehensive loss is the change in equity of a business enterprise during a period from non-owner sources. Excluding net loss, the Company’s sources of comprehensive loss are from net unrealized appreciation on its marketable securities and foreign currency translation adjustments; such translation adjustments have been negligible to date. Reclassification adjustments result from the recognition in net income of gains or losses that were included in comprehensive loss in prior periods.

Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation. The impact of these changes is not material and did not affect net loss.

Accounting Changes

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

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. Ownership interests in Partner Companies, Goodwill and Intangibles, net

     The following table summarizes the Company’s goodwill and intangibles, net, ownership interests in Partner Companies and impairments by method of accounting.

	December 31,
	2004	2003
	(in thousands)
Goodwill	$45,196	$45,196
Intangibles, net	4,705	6,663

	$49,901	$51,859

Ownership interest in Partner Companies – Equity Method	$45,451	$41,745
Ownership interests in Partner Companies – Cost Method	4,343	10,722

	$49,794	$52,467

As of December 31, 2004 and 2003, all of the Company’s goodwill was allocated to the Core segment.

Intangible assets, net are shown in the table below:

		As of December 31, 2004
		(in thousands)
	Useful	Gross Carrying	Accumulated	Net Carrying
Intangible Assets	Life	Amount	Amortization	Amount
Technology	2-5 years	$23,190	$(19,231)	$3,959
Tradename	Indefinite	746	—	746

		$23,936	$(19,231)	$4,705

		As of December 31, 2003
		(in thousands)
	Useful	Gross Carrying	Accumulated	Net Carrying
Intangible Assets	Life	Amount	Amortization	Amount
Technology	2-5 years	$22,379	$(16,462)	$5,917
Tradename	Indefinite	746	—	746

		$23,125	$(16,462)	$6,663

     Amortization expense for intangible assets during 2004, 2003 and 2002 was $2.7 million, $8.0 million, and $10.1 million respectively. During the year ended December 31, 2002, the Company’s consolidated Partner Companies recorded impairment charges, principally related to other intangibles, of approximately $1.3 million.

     Estimated amortization expense for the fiscal year ending December 31, 2005 and succeeding fiscal years is as follows (in thousands):

2005	$1,830
2006	884
2007	720
2008	525

$3,959

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. Ownership interests in Partner Companies, Goodwill and Intangibles, net – (Continued)

Impairments:

	Statements of Operations
	Presentation	Year Ended December 31,
		2004	2003	2002
		(in thousands)
Consolidation Method	Impairment related and other	$—	$944	$—
Equity Method	Equity loss	—	1,381	29,498
Cost Method	Other income (loss), net	1,267	3,488	13,992

		$1,267	$5,813	$43,490

Consolidated Companies — Acquisitions

     There were no new acquisitions of consolidated Partner Companies during the years ended December 31, 2004 or 2003.

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

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. Ownership interests in Partner Companies, Goodwill and Intangibles, net – (Continued)

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

Year Ended December 31, 2002
(in thousands)
Revenue	$85,326
Net loss	$(107,634)

Basic and Diluted Net Loss per share	$(8.03)

Equity Method Companies

     The following unaudited summarized financial information relates to the eleven Partner Companies accounted for under the equity method of accounting at December 31, 2004 (voting ownership %):

     Core – CreditTrade (30%), eCredit (32%), Freeborders (48%), GoIndustry (54%), Investor Force (38%), LinkShare (40%), Marketron (38%) and StarCite (37%). Although the Company’s ownership percentage in GoIndustry exceeds 50% at December 31, 2004, the Company has not consolidated its financial statements due to the existence of certain minority voting rights in accordance with EITF No. 96-16, “Investor’s Accounting for an Investee When an Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights.”

     Emerging – Agribuys (20%), ComputerJobs.com (46%) and Co-nect (36%).

     This information has been compiled from the financial statements of the respective Partner Companies.

Balance Sheets (Unaudited)

	As of December 31, 2004
	Core	Emerging	Total
	(in thousands)
Cash and cash equivalents	$50,587	$4,860	$55,447
Other current assets	51,445	4,230	55,675
Non-current assets	107,695	1,573	109,268

Total assets	$209,727	$10,663	$220,390

Current liabilities	$74,120	$7,675	$81,795
Non-current liabilities	19,023	12,958	31,981
Stockholders’ equity (deficit)	116,584	(9,970)	106,614

Total liabilities and stockholders’ equity	$209,727	$10,663	$220,390

Total carrying value	$44,580	$871	$45,451

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. Ownership interests in Partner Companies, Goodwill and Intangibles, net – (Continued)

	As of December 31, 2003
	Core	Emerging	Total
	(in thousands)
Cash and cash equivalents	$50,154	$6,193	$56,347
Other current assets	57,788	3,942	61,730
Non-current assets	107,162	2,420	109,582

Total assets	$215,104	$12,555	$227,659

Current liabilities	$83,834	$7,019	$90,853
Non-current liabilities	20,034	9,520	29,554
Stockholders’ equity (deficit)	111,236	(3,984)	107,252

Total liabilities and stockholders’ equity	$215,104	$12,555	$227,659

Carrying value	$40,305	$1,004	$41,309

Carrying value of eMerge Interactive			436

Total			$41,745

Results of Operations (Unaudited)

	Year Ended December 31, 2004
	Core	Emerging	Total
	(in thousands)
Revenue	$167,472	$17,671	$185,143

Net loss	$(16,695)	$(5,664)	$(22,359)

Components of equity loss:
Core/Emerging	$(4,648)	$(133)	$(4,781)

Public Partner Company			(436)
Other Partner Companies			(676)

Total equity loss			$(5,893)

	Year Ended December 31, 2003
	Core	Emerging	Total
	(in thousands)
Revenue	$142,385	$17,369	$159,754

Net loss	$(24,825)	$(7,669)	$(32,494)

Components of equity loss:
Core/Emerging	$(4,073)	$(1,120)	$(5,193)

Public Partner Companies			(4,823)
Other Partner Companies			(3,093)
Impairments			(1,381)

Total equity loss			$(14,490)

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. Ownership interests in Partner Companies, Goodwill and Intangibles, net – (Continued)

	Year Ended December 31, 2002
	Core	Emerging	Total
	(in thousands)
Revenue	$125,240	$19,224	$144,464

Net loss	$(30,481)	$(12,198)	$(42,679)

Components of equity loss:
Core/Emerging	$(7,528)	$(4,168)	$(11,696)

Public Partner Companies			(26,806)
Other Partner Companies			(13,114)
Impairments			(29,498)

Total equity loss			$(81,114)

          During the three months ended March 31, 2004, the Company sold its ownership interest in eMerge Interactive, previously accounted for under the equity method of accounting. eMerge Interactive reported revenue during the three months ended March 31, 2004 and years ended December 31, 2003 and 2002 of $0.2 million and $0.9 million, $0.6 million, respectively, and net loss of $0.1 million, $9.7 million and $30.6 million, respectively.

          During 2003, Verticalnet and Universal Access, previously accounted for under the equity method of accounting were reclassified to the cost method of accounting as the Company’s ownership level decreased as well as the Company’s ability to exercise significant influence on these entities. During the years 2003 and 2002, Verticalnet and Universal Access reported aggregate revenue of $79.9 million and $144.9 million, respectively, and net loss of $34.1 million and $117.4 million, respectively.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“Interpretation No. 46”). Interpretation No. 46 addresses the consolidation by business enterprises of variable interest entities as defined in Interpretation No. 46. Interpretation No. 46 applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises with a variable interest in a variable interest entity created before February 1, 2003, Interpretation No. 46 is applied to the enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” (“Interpretation No. 46-R”) to address certain Interpretation No. 46 implementation issues. The effective dates and impact of Interpretation No. 46 and Interpretation No. 46-R are as follows:

(i)	Special purpose entities created prior to February 1, 2003: The Company must apply either the provisions of Interpretation No. 46 or early adopt the provisions of Interpretation No. 46-R at the end of the first interim or annual reporting period ending after December 31, 2003.

(ii)	Non-special purpose entities created prior to February 1, 2003: The Company was required to adopt Interpretation No. 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.

(iii)	All entities, regardless of whether a special purpose entity that were created subsequent to January 31, 2003: The provisions of Interpretation No. 46 were applicable for variable interests in entities obtained after January 31, 2003.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. Ownership interests in Partner Companies, Goodwill and Intangibles, net – (Continued)

     The Company adopted Interpretation No. 46-R during the three months ended March 31, 2004. There was no impact to the Company’s Consolidated Financial Statements as the Company’s ownership interests in its Partner Companies were excluded due to scope exceptions provided for in Interpretation No. 46-R.

Warrants

     The estimated fair value of warrants held in Partner Companies was approximately $1.8 million and $0.9 million at December 31, 2004 and 2003, respectively. The value of the Company’s warrants is included in “Other assets” in the Company’s Consolidated Balance Sheets. Estimated gains on the fair value of all outstanding warrants was $1.2 million and $0.1 million for 2004 and 2003, respectively. Estimated losses on the fair value of all outstanding warrants for 2002 was approximately $0.9 million. These gains and losses are included in “other income (loss), net” on the accompanying consolidated statements of operations. The Company exercised warrants that had a net value of $0.3 million and $0.4 million during 2004 and 2002, respectively.

5. Marketable Securities

     Marketable securities represent the Company’s holdings in equity securities. The cost, unrealized holding gains/(losses), and fair value of marketable securities at December 31, 2004 and 2003 were as follows:

			Unrealized
	Common Shares		Holding	Fair
	Owned	Cost	Gains	Value
	(in thousands, except shares)
December 31, 2004
Blackboard	2,923,777	$775	$42,526	$43,301
Arbinet	231,128	1,175	4,564	5,739
Verticalnet	2,917,794	3,135	1,563	4,698
Universal Access	1,083,206	—	189	189
Other		107	48	155

		$5,192	$48,890	$54,082

December 31, 2003
Verticalnet	2,917,794	$3,135	$308	$3,443
Universal Access	1,083,206	2,869	316	3,185
Other		2	84	86

		$6,006	$708	$6,714

     The amounts reflected as the Company’s cost for Blackboard, Arbinet, Verticalnet and Universal Access was the carrying value on the date these Partner Companies converted to marketable securities. During 2004, the Company recorded a $2.9 million impairment charge for the other than temporary decline in the fair market value of Universal Access which is included in “Other income (loss), net” in the Company’s Consolidated Statements of Operations.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Debt

Senior Convertible Notes

     In April 2004, the Company issued $60.0 million of senior convertible notes. The notes bear interest at an annual rate of 5%, payable semi-annually, and mature in April 2009. The notes are convertible at the option of the holder, at any time on or before maturity into shares of the Company’s common stock at a conversion price of $9.108 per share. Additionally, subsequent to October 8, 2004, provided that at the time of redemption the Company is in compliance with certain other requirements, the notes may be redeemed by the Company if the Company’s closing stock price exceeds $15.94 per share for at least 20 out of 30 consecutive trading days. The Company recorded interest expense of $2.2 million for 2004 related to these notes. Deferred financing fees of $1.6 million are included in “Other assets” in the accompanying Consolidated Balance Sheets and are being amortized over the life of the notes. The Company expensed $0.3 million relating to these fees in 2004.

Convertible Subordinated Notes

     In December 1999, the Company issued $566.3 million of convertible subordinated notes. The notes bore interest at an annual rate of 5.5% and were scheduled to mature in December 2004. From 2001 through March 31, 2004, the Company repurchased and extinguished $527.2 million of the original $566.3 million face value of convertible notes for $89.8 million in cash and 23.2 million shares of the Company’s common stock in a series of separate transactions. As of March 31, 2004 and December 31, 2003, the remaining balance of the convertible notes was $39.1 million and $173.9 million, respectively. In June 2004, the Company redeemed for cash the remaining $39.1 million face value of convertible notes for $39.5 million.

     The following tables summarize the Company’s cash debt repurchases and debt for equity exchanges:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Cash repurchases of convertible debt
Face value of convertible subordinated notes repurchased/redeemed	$39,111	$12,000	$162,947
Cash paid	(39,541)	(5,529)	(48,752)
Other expenses	(169)	(68)	(2,772)

Gain (loss) recorded	$(599)	$6,403	$111,423

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Debt for equity exchanges
Face value of convertible subordinated notes exchanged	$134,808	$97,195	$—

Shares of common stock issued for debt exchange	15,887	7,353	—

Fair value of common stock issued	$(133,264)	$(66,762)	$—
Fair value of common stock issued-original terms	449	360	—
Accrued interest	790	1,599	—
Other expenses	(534)	(897)	—

Expense recorded	$(132,559)	$(65,700)	$—

Net income (expense) included in “Other income (loss), net” in the Consolidated Statements of Operations	$(133,158)	$(59,297)	$111,423

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Debt – (Continued)

     The debt for equity exchanges were accounted for in accordance with SFAS No. 84, “Induced Conversions of Convertible Debt”, and accordingly the Company recorded expense equal to the fair value of the shares issued in excess of the fair value of the shares issuable pursuant to the original conversion terms, less accrued interest. Additionally, additional paid-in capital increased by the face value of the convertible notes exchanged and the fair value of the shares issued in excess of the shares issuable pursuant to the original terms.

     The Company recorded interest expense of $1.6 million, $13.7 million and $20.0 million during 2004, 2003 and 2002, respectively, related to these notes. The remaining balance of deferred financing fees of $1.3 million at December 31, 2003 was included in “Other assets” in the Consolidated Balance Sheet.

Other Long-Term Debt

     The Company’s long-term debt at December 31, 2004 and 2003 relates to its consolidated Partner Companies, and primarily consists of secured notes due to stockholders and outside lenders of CommerceQuest and capital lease commitments.

		As of December 31,
	Interest Rates	2004	2003
		(in thousands)
Notes payable	9.0% -18.0%	$—	$6,243
Commercial loan payable	7.7%	18	—
Capital leases	12.0%	30	85

		48	6,328
Current maturities		(37)	(6,298)

Long term debt		$11	$30

     During the year ended December 31, 2004, the Company settled short-term debt consisting of $6.2 million of principal and $2.3 million of accrued interest for a total of $6.9 million in cash. The resulting $1.6 million gain is reflected in “Other income (loss), net” in the Consolidated Statement of Operations.

Loan and Credit Agreements

     On September 30, 2002, the Company entered into a loan agreement with Comerica Bank to provide for the issuance of letters of credit (the “Loan Agreement”). The Loan Agreement provided for issuances of letters of credit up to $20 million subject to a cash-secured borrowing base as defined by the Loan Agreement. The Loan Agreement was extended to December 14, 2005, and the maximum amount of letters of credit authorized to be issued was reduced to $10 million. Issuance fees of 0.50% per annum of the face amount of each letter of credit will be paid to Comerica Bank subsequent to issuance. The Loan Agreement also is subject to a 0.25% per annum unused commitment fee payable to the bank quarterly. As of December 31, 2003, $0.9 million in letters of credit were outstanding under the loan agreement, and amounts secured under the Loan Agreement are included in “Restricted Cash” on the Company’s Consolidated Balance Sheets. No amounts were outstanding at December 31, 2004.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. Fixed Assets

     Fixed assets consist of the following:

	As of December 31,
	Useful Life	2004	2003
	(in thousands)
Computer equipment and software, office equipment and furniture	3-10 years	$19,734	$20,109
Leasehold improvements	1-5 years	2,426	2,391

		22,160	22,500
Less: accumulated depreciation and amortization		(19,975)	(20,132)

		$2,185	$2,368

     Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was $1.3 million, $5.2 million and $9.0 million, respectively.

8. Restructuring

     During the years ended December 31, 2004, 2003 and 2002, the Company and its consolidated Partner Companies implemented restructuring plans designed to reduce cost structures. The restructuring costs include the estimated costs to close offices including costs to fulfill the Company’s obligations under signed lease contracts and the write-off of leasehold improvements. The restructuring costs also include employee severance and related benefits including the estimated costs of cash severance, non-cash charges for the acceleration of stock options and forgiveness of interest on employee stock option loans. Cash severance was generally paid in a lump sum or over the shorter of a six-month period or until new employment. Restructuring charges totaled $0.8 million, $4.4 million and $10.0 million for the years ended December 31, 2004, 2003 and 2002, respectively. During 2003, the Company settled a lease liability resulting in a credit of $7.1 million as this liability was settled for less than originally estimated in 2001. These charges are included in “Impairment related and other” in the Consolidated Statements of Operations. The following table provides further detail of the remaining employee severance and office closure costs.

	Office	Employee
	closure	severance and
	costs	related benefits	Total
		(in thousands)
Accrued restructuring balance at December 31, 2003	$2,084	$428	$2,512

Restructuring charges	476	334	810
Cash payments	(2,225)	(395)	(2,620)
Non-cash items expensed immediately/other	(70)	(144)	(214)

Accrued restructuring balance at December 31, 2004	$265	$223	$488

     The remaining $0.5 million accrual will be paid in 2005 using cash from operations.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. Discontinued Operations

     In 2003 and 2002, three of the Company’s Core Partner Companies sold substantially all of their assets. In accordance with SFAS No. 144, these partner companies have been treated as discontinued operations. Accordingly, the operating results of these three discontinued operations have been presented separately from continuing operations and include the gains or losses recognized on disposition in the line item “Gain (loss) on discontinued operations, net” in the Company’s Consolidated Statements of Operations.

     In 2003, the sale of the assets of OneCoast occurred. The Company received no cash proceeds on the transaction and recorded a loss of approximately $10.8 million. OneCoast had revenues of $24.4 million and $29.0 million in 2003 and 2002, respectively. The Company’s share of the losses of OneCoast totaled $2.1 million and $6.4 million for 2003 and 2002, respectively.

     In 2002, the sale of the assets of Logistics.com occurred. The Company received $1.7 million in proceeds in 2003 and $10.8 million in 2002 and recognized a gain of $1.2 million in 2003 and $0.3 million in 2002. Logistics.com had revenues of $7.6 million in 2002. The Company’s share of the losses of Logistics.com totaled $15.0 million in 2002.

     In 2002, the sale of the assets of Delphion occurred. The Company received $3.0 million in proceeds in 2004, $0.5 million in 2003 and $10.0 million in 2002 and recognized a gain of $3.0 million in 2004, $0.5 million in 2003 and $10.0 million in 2002. Delphion had revenues of $8.5 million in 2002. The Company’s share of the losses of Delphion totaled $4.2 million in 2002.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. Segment Information

     The Company’s reportable segments using the “management approach” under SFAS No. 131, “Disclosure About Segments of a Business Enterprise and Related Information,” consist of two operating segments, the core (“Core”) operating segment and the emerging (“Emerging”) operating segment. Each segment includes the results of the Company’s Consolidated Partner Companies and records the Company’s share of earnings and losses of Partner Companies accounted for under the equity method of accounting and captures the Company’s basis in the assets of all of its partner companies. Any marketable securities are considered “Corporate” assets whereas, prior to becoming marketable securities, the Partner Company would have been included in the Core or Emerging category.

     The Core operating segment includes those partner companies in which the Company’s management takes a very active role in providing strategic direction and management assistance. The Emerging operating segment includes investments in companies that are, in general, managed to provide the greatest near term stockholder value.

     Approximately 22%, 26% and 21% of the Company’s consolidated revenue for the years ended December 31, 2004, 2003 and 2002, respectively, relates to sales generated in Germany. Approximately 11%, 9% and 10% of the Company’s consolidated revenues for the years ended December 31, 2004, 2003 and 2002, respectively, relates to sales generated in the United Kingdom. As of December 31, 2004 and 2003, the Company’s assets were primarily located in the United States.

     The following summarizes the selected information related to the Company’s segments. All significant intersegment activity has been eliminated. Assets are owned or allocated assets used by each operating segment.

Segment Information
(in thousands)
				Reconciling Items
				Discontinued
				Operations
			Total	and				Consolidated
	Core	Emerging	Segment	Dispositions	Corporate	Other		Results
Year Ended December 31, 2004
Revenues	$52,400	$—	$52,400	$—	$—	$—		$52,400
Net loss	$(13,154)	$(133)	$(13,287)	$1,888	$(18,116)	$(105,802)	*	$(135,317)
Assets	$142,861	$5,214	$148,075	$—	$129,531	$—		$277,606
Capital Expenditures	$(949)	$—	$(949)	$—	$(160)	$—		$(1,109)

Year Ended December 31, 2003
Revenues	$69,818	$202	$70,020	$—	$—	$—		$70,020
Net loss	$(32,235)	$(1,374)	$(33,609)	$(16,032)	$(25,964)	$(60,279)	*	$(135,884)
Assets	$154,998	$10,364	$165,362	$714	$65,087	$—		$231,163
Capital Expenditures	$(487)	$—	$(487)	$—	$(158)	$—		$(645)

Year Ended December 31, 2002
Revenues	$78,997	$507	$79,504	$—	$—	$(14)		$79,490
Net loss	$(82,724)	$(14,518)	$(97,242)	$(29,388)	$(55,026)	$79,437	*	$(102,219)
Assets	$199,025	$14,811	$213,836	$30,549	$121,861	$—		$366,246
Capital Expenditures	$(748)	$(2)	$(750)	$—	$—	$—		$(750)

* Other reconciling items to loss are as follows:

	Year Ended December 31,
	2004	2003	2002
Impairment of equity method Partner Companies (Note 4)	$—	$(1,381)	$(29,498)
Impairment of consolidated Partner Companies (Note 4)	—	(944)	—
Taxes	—	—	(179)
Minority interest	903	2,326	15,438
Other income (loss) (Note 18)	(106,705)	(60,280)	93,676

	$(105,802)	$(60,279)	$79,437

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. Parent Company Financial Information

     Parent company financial information is provided to present the financial position and results of operations of the Company and its wholly-owned subsidiaries as if the Partner Companies accounted for under the consolidation method of accounting were accounted for under the equity method of accounting for all applicable periods presented. The Company’s share of the consolidated Partner Companies’ losses is included in “Equity loss” in the Parent Company Statements of Operations for all periods presented based on the Company’s ownership percentage in each period. The carrying value of the consolidated companies as of December 31, 2004 and 2003 is included in “Ownership interests in Partner Companies” in the Parent Company Balance Sheets.

Parent Company Balance Sheets

	As of December 31,
	2004	2003
	(in thousands)
Assets
Cash and cash equivalents	$9,345	$49,771
Restricted cash	—	850
Short-term investments	57,940	—
Other current assets	1,837	2,481

Current assets	69,122	53,102
Ownership interests in Partner Companies	105,428	99,419
Marketable securities	54,082	6,714
Other	6,407	5,271

Total assets	$235,039	$164,506

Liabilities and stockholders’ equity
Current maturities of convertible subordinated notes	$—	$173,919
Other current liabilities	9,932	9,881

Total current liabilities	9,932	183,800

Senior convertible notes	60,000	—
Stockholders’ equity (deficit)	165,107	(19,294)

Total liabilities and stockholders’ equity	$235,039	$164,506

Parent Company Statements of Operations

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Revenue	$—	$—	$—
Operating expenses
General and administrative	14,074	16,443	34,680
Impairment related and other	476	(5,094)	1,499

Total operating expenses	14,550	11,349	36,179

	(14,550)	(11,349)	(36,179)
Other income (loss), net	(103,705)	(58,605)	93,676
Interest expense, net	(3,595)	(14,615)	(18,847)

Income (loss) before equity loss	(121,850)	(84,569)	38,650
Equity loss	(13,467)	(51,315)	(140,869)

Net loss	$(135,317)	$(135,884)	$(102,219)

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. Parent Company Financial Information – (Continued)

Parent Company Statements of Cash Flows

	Year Ended December 31
	2004	2003	2002
	(in thousands)
Operating Activities
Net loss	$(135,317)	$(135,884)	$(102,219)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	71	1,283	1,741
Impairment related and other	476	(5,094)	1,499
Stock-based compensation	1,413	2,327	9,525
Equity loss	13,467	51,315	140,869
Other income (loss)	103,705	58,605	(93,676)
Changes in assets and liabilities, net of effect of acquisitions:
Restricted cash	850	8,330	549
Accounts receivable, net	—	—	58
Prepaid expenses and other assets	(609)	3,143	8,968
Accounts payable	(189)	211	40
Accrued expenses	869	(7,605)	(9,025)

Cash used in operating activities	(15,264)	(23,369)	(41,671)
Investing Activities
Capital expenditures, net	(172)	(158)	—
Proceeds from disposals of fixed assets	12	—	40
Proceeds from sales of available-for-sale securities	7,798	9,935	287
Proceeds from sales of ownership interests in Partner Companies	25,668	6,327	42,219
Acquisitions of ownership interests in Partner Companies, net	(21,147)	(27,092)	(88,781)
Purchase of short-term investments	(85,219)	—	(6,986)
Proceeds from maturities of short-term investments	27,279	6,986	9,938

Cash used in investing activities	(45,781)	(4,002)	(43,283)
Financing Activities
Issuance of senior convertible notes	60,000	—	—
Repurchase of convertible subordinated notes	(39,541)	(5,529)	(48,752)
Repayment of loans from employees	160	476	—
Exercises of stock options	—	320	—

Cash provided by (used in) financing activities	20,619	(4,733)	(48,752)

Net decrease in Cash and Cash Equivalents	(40,426)	(32,104)	(133,706)
Cash and cash equivalents at beginning at year	49,771	81,875	215,581

Cash and Cash Equivalents at End of Year	$9,345	$49,771	$81,875

12. Stockholders’ Equity

     The holders of common stock are entitled to one vote per share and are entitled to dividends as declared. Dividends are restricted by the senior convertible notes and may be restricted by the inability to liquidate ownership interests in Partner Companies to fund cash dividends and may be subject to the preferential rights of the holders of the Company’s preferred stock, if any. No cash dividends have been declared to date and may not be declared for the foreseeable future.

     The Company may establish one or more classes or series of preferred stock. The holders of the preferred stock may be entitled to preferences over common stockholders with respect to dividends, liquidation, dissolution, or winding up of the Company, as established by the Company’s Board of Directors. As of December 31, 2004 and December 31, 2003, 10,000,000 shares of preferred stock were authorized; no shares have been issued.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. Stockholders’ Equity – (Continued)

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

Common Stock Issued in Exchange for Convertible Debt

     During 2004, the Company issued 15,886,698 shares of common stock in exchange for convertible debt. See Note 6.

     During 2003, the Company issued 7,352,975 shares of common stock in exchange for convertible debt. See Note 6.

Common Stock Issued to Third Parties

     During 2003, the Company issued 75,000 shares of common stock in settlement of a lease obligation, valued at $0.6 million and 6,000 shares of common stock for services, valued at $0.1 million.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. Stock Option Plans

     Incentive or non-qualified stock options may be granted to Company employees, directors and consultants under the Membership Profit Interest Plan (the “MPI Plan”), the 1999 Equity Compensation Plan (the “1999 Plan”) or the LGO Corporation 2001 Equity Compensation Plan (f/k/a Logistics.com 2001 Equity Compensation Plan) (the “LGO Plan”, together with the MPI Plan and the 1999 Plan, the “Plans”). Generally, the grants vest over a two to five year period and expire eight to ten years after the date of grant. At December 31, 2004, the Company reserved approximately 36,000 shares of common stock under the Plans, for possible future issuance. Most Partner Companies also maintain their own stock option plans.

     The following table summarizes the activity of the Company’s stock option plans:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at December 31, 2001	1,286,194	$186.00
Options granted	405,222	$8.40
Options canceled/forfeited	(592,551)	$249.20

Outstanding at December 31, 2002	1,098,865	$86.40
Options granted	30,900	$8.40
Options exercised	(58,784)	$15.00
Options canceled/forfeited	(245,887)	$182.60

Outstanding at December 31, 2003	825,094	$61.60

Options granted	55,100	$7.90
Options canceled/forfeited	(89,365)	$244.15

Outstanding at December 31, 2004	790,829	$37.19

     At December 31, 2004, 2003, and 2002 there were 583,751, 495,748 and 380,835 options exercisable at a weighted average exercise price of $44.98, $84.84 and $150.23 per share under the plans, respectively.

     The following tables summarize information about stock options outstanding at December 31:

2004
			Weighted Average
	Shares	Shares	Remaining Contractual Life
Exercise Price	Outstanding	Exercisable	(in Years)
$4.60 — $8.00	125,724	56,700	8.1
$8.01 — $12.00	196,701	102,500	7.9
$12.01 — $20.00	127,408	97,544	6.6
$20.01 — $2,210.00	340,996	327,007	6.1

	790,829	583,751

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. Stock Option Plans – (Continued)

2003
			Weighted Average
	Shares	Shares	Remaining Contractual Life
Exercise Price	Outstanding	Exercisable	(in Years)
$4.60 — $8.00	105,975	16,711	8.8
$8.01 — $12.00	171,238	72,221	8.7
$12.01 — $20.00	127,507	71,602	7.6
$20.01 — $2,210.00	420,374	335,214	7.1

	825,094	495,748

2002
			Weighted Average
	Shares	Shares	Remaining Contractual Life
Exercise Price	Outstanding	Exercisable	(in Years)
$4.60 — $8.00	152,875	365	9.8
$8.01 — $12.00	170,473	15,440	9.6
$12.01 — $20.00	127,950	21,971	8.6
$20.01 — $2,210.00	647,567	343,059	8.0

	1,098,865	380,835

     During 2004, the Company issued 33,282 shares of common stock, valued at $0.3 million, to certain executive officers of the Company in payment of a portion of amounts due under the 2003 bonus plan and in 2003 10,000 shares of common stock to members of its Board of Directors, valued at $0.1 million.

     During 2004 the Company issued 640,326 shares of restricted stock to employees that generally vest over four years with acceleration provisions based on certain operating metrics and approximately 11,000 shares were forfeited in 2004. During 2002 and 2001, the Company issued 62,488 and 456,780 shares of restricted stock that vested ratably over 2002 and 2003. Recipients of restricted stock did not pay any cash consideration to the Company for the shares, had the right to vote all shares subject to grant and received all dividends with respect to shares, whether or not the shares had vested. The value of the restricted stock at the date of grant of $4.4 million, $1.2 million and $16.1 million for 2004, 2002 and 2001, respectively, was recorded as unamortized deferred compensation and is being amortized generally over the vesting periods. During 2002, 110,207 shares of restricted stock were forfeited upon employee terminations and $1.4 million of unamortized deferred compensation was reversed. Stock based compensation expense of $1.4 million, $1.1 million and $4.5 million for 2004, 2003 and 2002, respectively, was recorded for these restricted stock issuances.

     In April through July 1999, the Company’s Compensation Committee of the Board of Directors authorized the acceptance of full recourse promissory notes totaling $79.8 million from certain employees and a director as consideration for exercising all or a portion of their vested and unvested stock options issued under the 1999 Plan (a total of 1,799,575 shares of common stock were issued in connection with these exercises). These notes receivable were recorded as a reduction of stockholders’ equity (deficit).

     The Company has the right, but not the obligation, to repurchase unvested shares under certain circumstances. The exercise of unvested options by the employees and director and the acceptance of promissory notes by the Company was in accordance with the terms of the Company’s equity compensation plans and related option agreements. The Company’s Compensation Committee of the Board of Directors also approved loaning employees the funds, under the terms of full recourse promissory notes, to pay the income taxes that became due in connection with the option exercises. The tax loans totaled approximately $8.1 million and were included

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. Stock Option Plans – (Continued)

in other assets on the Company’s Consolidated Balance Sheets. In addition, the Company had been accruing interest on these notes, which totaled approximately $5.4 million. During the fourth quarter of 2002, as the Company was reviewing the recoverability of these tax loans and interest receivable, it was determined that it was appropriate to record a provision for a possible loss in the amount of approximately $5.5 million relating to the tax loans and the interest receivable. This provision was included in selling, general and administrative expense on the Company’s Consolidated Statements of Operations during the year ended December 31, 2002. The remaining balance of $2.8 million is included in “Other assets” on the Company’s December 31, 2004 Balance Sheet.

     In March 2001, the Company’s Compensation Committee of the Board of Directors approved the modification of certain of the promissory notes from full recourse to 25% recourse of the original loan principal, the modification of the interest rate on the notes to the applicable Federal rate as of the date of modification and extension of the term of the loan from five years to seven years. These modifications were communicated to eligible employees shortly after such approval and were documented during the course of 2001, with the final documents executed in December 2001. The Company also offered eligible employees the opportunity to receive accelerated vesting of restricted stock underlying the loans in exchange for extended vesting of stock options and/or restricted stock previously granted in 2001. The 2001 modifications to the notes resulted in accounting for the notes and underlying stock as options to purchase common stock. Accordingly, the remaining principal balances of the notes subject to the modifications of approximately $26.5 million were reclassified to additional paid-in capital at December 31, 2001. As of the modification date, these new options have been treated for accounting purposes as variable awards. The impact of these variable awards has not been significant through December 31, 2004.

     During the fourth quarter of 2002, the Company modified the loan recourse for certain stockholder loans for former employees who had been severed in 2000 and 2001 from full recourse to 25% recourse of the original loan principal. In accordance with EITF Issue No. 00-23, “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44”, the Company recorded this modification as a treasury stock transaction for the repurchase of outstanding shares at the fair value of the stock underlying the notes (which was $0.6 million at the date of the modification). The principal balance of the notes of $4.3 million was reduced and compensation expense of $3.7 million was recorded for the amount of the note in excess of the repurchase amount.

     During 2001 and 2002, the Company exercised its rights to repurchase a total of 588,182 shares of stock underlying the notes at cost in exchange for cancellation of the associated promissory notes totaling $30.8 million upon the termination of the employee noteholders.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14. Income Taxes

     Total income tax expense (benefit) was allocated as follows:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Income from continuing operations	$—	$—	$179

Total	$—	$—	$179

     The provision for income tax expense (benefit) consists of:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Current	$—	$—	$179
Deferred	—	—	—

Total	$—	$—	$179

     The current expense consists of foreign income taxes.

     At December 31, 2004, the Company had net operating loss carry forwards of approximately $413 million that may be used to offset future taxable income. Approximately $397 million of these carry forwards are subject to significant limitations on their utilization due to ownership changes experienced by the Company and certain consolidated Partner Companies. The annual limitation on the utilization of net operating loss carryforwards is approximately $13 million. These carry forwards expire between 2008 and 2024. Additional limitations on the utilization of these carry forwards may be imposed if the Company experiences another change in ownership.

     A valuation allowance has been provided for the Company’s net deferred tax asset as the Company believes, after evaluating all positive and negative evidence, historical and prospective, that it is more likely than not that these benefits will not be realized.

     The Company’s net deferred tax asset (liability) consists of the following:

	As of December 31,
	2004	2003
	(in thousands)
Net operating loss carry forward	$152,666	$145,872
Capital loss carry forward	253,414	195,893
Other comprehensive income	(18,089)	(262)
Reserves and accruals	2,786	4,388
Other, net	1,096	1,005
Partner Company basis difference	236,367	301,944
Valuation allowance	(628,240)	(648,840)

Net deferred tax asset (liability)	$—	$—

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14. Income Taxes – (Continued)

     The effective tax rate differs from the federal statutory rate as follows:

	As of December 31,
	2004	2003	2002
Tax benefit at statutory rate	(35.0)%	(35.0)%	(35.0)%
Debt for equity exchanges	35.0%	25.0%	—
Stock-based compensation	—	0.1%	1.7%
Non-deductible expenses and other	—	3.7%	4.4%
Foreign and state taxes, net	—	—	0.1%
Valuation allowance	—	6.2%	29.0%

	0.0%	0.0%	0.2%

15. Related Parties

     During 2004, the Company entered into a consulting arrangement with a member of the Company’s Board of Directors at a cost of $0.2 million for 2004 that is included in accrued expenses on the Consolidated Balance Sheet.

     The Company provides strategic and operational support to its Partner Companies in the normal course of its business. The Company’s employees and members of its Board of Directors and outside consultants generally provide these services. The costs related to employees are paid by the Company and are reflected by the Company in general and administrative expenses. Members of the Company’s Board of Directors are generally compensated with cash and equity grants in the Company that are accounted for in accordance APB No. 25.

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

     The Company and a former equity method Partner Company had a leased employment agreement with respect to one individual. The Company had receivables totaling less than $0.1 million for reimbursement of services for the years ended December 31, 2003.

     The Company entered into various cost sharing arrangements with a stockholder, Safeguard Scientifics, Inc. during 2002, whereby the Company reimbursed, under fair market terms, this stockholder for certain operational expenses. The amounts incurred for such items were $0.4 million in 2002. In 2003, this stockholder sold its shares in the Company and is no longer considered a related party.

     See Note 19.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16. Other supplemental non-cash financing and investing activities

     Interest paid in 2004, 2003 and 2002 was $2.6 million, $12.3 million and $20.5 million, respectively.

     No income taxes were paid in 2004, 2003 or 2002 as the Company had a net operating loss.

     In 2004, the Company issued 15.9 million shares of common stock in exchange for $134.8 million of convertible debt. In 2003, the Company issued 7.4 million shares of common stock in exchange for $97.2 million of convertible debt. See Note 6.

     During the year ended December 31, 2004, one of the Company’s consolidated Partner Companies adjusted its additional paid-in capital to reflect the reversal of a $3.1 million equity financing fee accrual. Accordingly, the Company recorded its share of this Partner Company equity adjustment as an increase to “Additional paid-in capital” on its Consolidated Balance Sheets.

17. Defined Contribution and Benefit Plans

     The Company has defined contribution plans that cover substantially all employees. Participants may contribute a percentage of pre-tax compensation, as defined, not to exceed IRS limitations. During 2004, 2003 and 2002, one of the Company’s consolidated Partner Companies made matching contributions of $0.3 million, $0.1 million and $0.1 million, respectively.

     One of the Company’s consolidated Partner Companies maintains a defined benefit plan that covers the majority of its German employees. The obligation resulting from the defined benefit plan is determined using the projected unit credit method in accordance with SFAS No. 87 “Employer’s Accounting for Pensions”. Future salary and benefit increases are considered. Actuarial gains and losses are deferred and amortized over the average remaining working lives of the employees participating in the plan, when gains and losses exceed a 10% corridor as defined in SFAS No. 87. The assumptions to be used in the above calculation reflect market and economic conditions, including the discount rate.

     The principal actuarial assumptions for the plan for 2004, 2003 and 2002 are discounts rates of 5.25%, 5.5% and 5.75%, respectively, expected rates of wage and salary increases of 2.5% in 2004 and 2.75% in 2003 and retirement benefit increases of 1.25% in each year. During 2004, 2003 and 2002, the Company recorded $0.3 million, $0.3 million and $0.2 million, respectively, as costs of benefits earned and $0.3 million, $0.3 million and $0.2 million, respectively, as interest cost associated with the defined benefit plan. Additionally, currency translation accounted for an approximate $0.2 million increase in the projected benefit obligation at December 31, 2004.

     As of December 31, 2004 and 2003, the projected benefit obligation for the defined benefit plan was $5.4 million and $4.6 million, respectively, and is included in “Other Liabilities” in the Company’s Consolidated Balance Sheets. No benefits are expected to be paid over the next five years. No contributions are expected to be made to the plan over the next five years.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

18. Other Income

Other Income (Loss), net

     Other income (loss), net consists of the effect of transactions and other events relating to the Company’s ownership interests in its Partner Companies and its operations in general.

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Gains (losses) on debt extinguishment (Note 6)	$(133,158)	$(59,297)	$111,423
Sales/distributions of ownership interests in Partner Companies	22,553	3,664	5,552
Realized gains on marketable securities	6,213	340	267
Other than temporary impairment of marketable securities (Note 5)	(2,869)	—	(7,932)
Cost method Partner Company impairment charges (Note 4)	(1,267)	(3,488)	(13,992)
Gain (loss) on SFAS No. 133 Securities (Note 4)	1,191	(135)	(905)
Gain on settlement of debt of Consolidated Partner Company (Note 6)	1,593	—	—
Other	(961)	(1,364)	(737)

	$(106,705)	$(60,280)	$93,676
Total other income (expense) for Consolidated Partner Companies	446	1,621	(1,044)

	$(106,259)	$(58,659)	$92,632

     During 2004, 2003 and 2002, the Company sold its ownership interests in various Partner Companies in exchange for cash, marketable securities, additional ownership interests in existing Partner Companies and contingent consideration. The gain of $22.6 million in 2004 primarily relates to the sale of the Company’s ownership interests in eMerge Interactive and Onvia.com, Inc. (“Onvia.com”). The gain of $3.7 million in 2003 primarily relates to the receipt of escrow releases from the prior dispositions of CourtLink Corporation (“CourtLink”) and TeamOn Systems, Inc. and the sale of a portion of the Company’s ownership interest in Onvia.com. The gain of $5.5 million in 2002 primarily relates to the receipt of escrow releases from the prior disposition of CourtLink and a distribution in the form of a dividend from Onvia.com partially offset by a loss on the sale of the Company’s ownership position in NetVendor, Inc., the receipt of escrow releases from the prior disposition of CourtLink and a distribution in the form of a dividend from Onvia.com.

     The realized gains on marketable securities of $6.2 million in 2004 relate primarily to the Company’s sales of a portion of its holdings in Arbinet and other marketable securities.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

     The Company and its consolidated Partner Companies lease their facilities under operating lease agreements expiring 2005 through 2009 and thereafter. Future minimum lease payments as of December 31, 2004 under the leases are as follows (in thousands):

2005	$5,449
2006	$2,567
2007	$1,583
2008	$832
2009	$718
Thereafter	$1,870

     Rent expense (excluding pass-through leases discussed below) under the non-cancelable operating leases was $2.7 million in 2004, $5.7 million in 2003 and $6.8 million in 2002.

     Included in the above lease agreements are leases regarding one Partner Company that leases equipment under non-cancelable operating leases expiring through 2007 in which the Partner Company leases equipment and automobiles to lease to customers. When leasing on behalf of its customers, the Partner Company simultaneously enters into a lease with the vendor and a lease with the customer (“pass-through leases”). Pass-through lease income and expenses are recorded on a net basis as revenue in the accompanying statements of operations. The Partner Company has $2.7 million, $0.7 million and $0.1 million, respectively, in future minimum pass-through leases, which expire in 2005, 2006 and 2007, respectively.

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

     If ICG Commerce achieves a fair market value in excess of $1.0 billion, the Company will be obligated to pay, in cash or the Company’s common stock at the Company’s option, 4% of ICG Commerce’s fair market value in excess of $1.0 billion, up to a maximum of $70 million of additional purchase price consideration to a venture capital firm. The Company and one of its executive officers were limited partners in this venture capital firm. The Company retains a contingent economic interest in such firm but the executive officer retains no such interest. A member of our Board of Directors also has an interest in this venture capital firm. The Company’s contingent obligation expires on the earlier to occur of May 31, 2005 or an unaffiliated company sale if the valuation milestone is not achieved. Currently, the fair market value of ICG Commerce is significantly below $1.0 billion.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

20. Net Loss per Share

     The calculations of Net Loss per Share were:

	Year Ended December 31,
	2004	2003	2002
	(in thousands, except per share data)
Basic and Diluted:
Loss from continuing operations	$(138,317)	$(124,656)	$(86,873)

Gain (loss) on discontinued operations, net of gain of $1,675 (2003) and net of gain of $10,317 (2002)	3,000	(11,228)	(15,346)

Net loss	$(135,317)	$(135,884)	$(102,219)

Shares used in computation of basic and diluted loss per share	35,713	15,130	13,400

Basic and diluted loss per share:
Loss from continuing operations	$(3.87)	$(8.24)	$(6.48)
Gain (loss) on discontinued operations	0.08	(0.74)	(1.15)

	$(3.79)	$(8.98)	$(7.63)

     The following dilutive securities were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive:

		Weighted Average
	Shares	price per share
December 31, 2004
Stock options	790,829	$37.19
Stock options (exercised with partial recourse loans)	756,128	$41.70
Restricted stock	627,828	$—
Senior convertible notes	6,587,621	$9.11
Warrants	26,521	$189.27

December 31, 2003
Stock options	825,094	$61.60
Stock options (exercised with partial recourse loans)	756,128	$41.70
Convertible subordinated notes	68,235	$2,548.80
Warrants	26,521	$189.27

December 31, 2002
Stock options	1,098,865	$86.40
Stock options (exercised with partial recourse loans)	756,128	$41.70
Restricted stock	172,679	$—
Convertible subordinated notes	111,077	$2,548.80
Warrants	14,021	$352.66

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

21. Selected Quarterly Financial Information (Unaudited)

     The following table sets forth selected quarterly consolidated financial information for the years ended December 31, 2004 and 2003. The operating results for any given quarter are not necessarily indicative of results for any future period.

	Fiscal 2004 Quarter Ended				Fiscal 2003 Quarter Ended
	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Sep. 30	Dec. 31
	(in thousands, except per share data)
Revenue	$12,146	$12,519	$12,732	$15,003	$19,395	$18,081	$16,034	$16,510
Operating Expenses
Cost of revenue	7,434	6,716	6,928	6,908	11,934	11,040	9,261	8,701
Selling, general & administrative	8,876	8,521	9,521	7,747	15,730	12,690	9,770	8,436
Research and development	2,495	2,496	2,351	2,380	5,461	3,833	2,536	3,010
Amortization of other intangibles	786	708	689	528	1,724	1,552	1,134	3,545
Impairment related and other	653	(7)	20	144	537	3,360	(7,030)	1,397

	(8,098)	(5,915)	(6,777)	(2,704)	(15,991)	(14,394)	363	(8,579)

Other income (loss), net	(113,739)	3,343	1,792	2,345	5,774	(2,413)	(28,612)	(33,408)
Interest income	227	344	366	414	442	372	257	261
Interest expense	(1,630)	(1,573)	(855)	(867)	(4,553)	(4,523)	(4,217)	(3,271)

Income (loss) before minority interest and equity loss	(123,240)	(3,801)	(5,474)	(812)	(14,328)	(20,958)	(32,209)	(44,997)
Minority interest	630	573	210	(510)	1,434	1,044	(33)	(119)
Equity loss	(1,185)	(1,625)	(1,845)	(1,238)	(4,925)	(5,142)	(2,704)	(1,719)

Loss from continuing operations	(123,795)	(4,853)	(7,109)	(2,560)	(17,819)	(25,056)	(34,946)	(46,835)
Gain (loss) on discontinued operations	—	3,000	—	—	(283)	(615)	(744)	(9,586)

Net loss(2)	$(123,795)	$(1,853)	$(7,109)	$(2,560)	$(18,102)	$(25,671)	$(35,690)	$(56,421)

Basic and diluted income (loss) from continuing operations– per share (1)	$(3.89)	$(0.13)	$(0.19)	$(0.07)	$(1.32)	$(1.85)	$(2.43)	$(2.45)

Basic and diluted net income (loss) – per share (1)	$(3.89)	$(0.05)	$(0.19)	$(0.07)	$(1.34)	$(1.90)	$(2.48)	$(2.95)

(1)	The sum of quarterly income (loss) per share differs from the full year amount due to changes in the number of shares outstanding during the year.
(2)	The quarter ended December 31, 2004 results of operations were positively impacted by $2.7 million of accrual reversals for liabilities that were settled for less than originally estimated.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     None.

ITEM 9A. Controls and Procedures

Controls and procedures

     We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15e and 15d-15e under the Securities Exchange Act of 1934) as of the end of the period covered in this Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this Report, our disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that information required to be included in the Company’s periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.

     It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management’s Report on Internal Control over Financial Reporting

     The management of Internet Capital Group, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Internet Capital Group, Inc.’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internet Capital Group, Inc.’s internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements for external purposes in accordance with generally accepted accounting principles; provide reasonable assurance that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.

     The management of Internet Capital Group, Inc. evaluated the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Management’s assessment included an evaluation of the design of its internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Board of Directors. Based on this assessment, as of December 31, 2004, Internet Capital Group, Inc.’s internal control over financial reporting is effective based on those criteria.

     The Company’s independent registered public accounting firm, KPMG LLP, have audited management’s assessment of the Company’s internal control over financial reporting. Their report on management’s assessment and the effectiveness of the Company’s internal control over financial reporting appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Internet Capital Group, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Internet Capital Group, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Internet Capital Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Internet Capital Group, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Internet Capital Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Internet Capital Group, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity (deficit), comprehensive loss and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 15, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 15, 2005

PART III

ITEM 10. Directors and Executive Officers of the Registrant

     We incorporate by reference the information contained under the captions “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Executive Officers” and “Corporate Governance: Committees of the Board of Directors” in our Definitive Proxy Statement for our 2005 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

     We have adopted a written code of business conduct and ethics, known as our Corporate Code of Conduct, which applies to all of our directors, officers and employees, including our principal executive officer and our principal financial and accounting officer. Our code of conduct is available on our internet website, www.internetcapital.com. Any amendments to our Corporate Code of Conduct or waivers from the provisions of the Corporate Code of Conduct for our principal executive officer and our principal financial and accounting officer will be disclosed on our internet website within five business days following the date of such amendment or waiver.

ITEM 11. Executive Compensation

     We incorporate by reference the information contained under the captions “Executive Compensation” and “Other Forms of Compensation” in our Definitive Proxy Statement for our 2005 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     We incorporate by reference the information contained under the caption “Security Ownership of Certain Beneficial Owners and Directors and Officers” in our Definitive Proxy Statements for our 2005 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 13. Certain Relationships and Related Transactions

     We incorporate by reference the information contained under the caption “Certain Relationships and Related Transactions” in our Definitive Proxy Statement for our 2005 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 14. Principal Accountant Fees and Services

     We incorporate by reference the information contained under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in our Definitive Proxy Statements for our 2005 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

1. Consolidated Financial Statements

     The Consolidated Financial Statements and related Notes thereto as set forth under Item 8 of this Report are incorporated herein by reference.

2. Financial Statement Schedule

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Internet Capital Group, Inc.:

Under date of March 15, 2005, we reported on the consolidated balance sheets of Internet Capital Group, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity (deficit), comprehensive loss and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. The consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 15, 2005

     The following financial statement schedule of Internet Capital Group, Inc. for each of the years ended December 31, 2004, 2003 and 2002 should be read in conjunction with our Consolidated Financial Statements and related notes thereto.

INTERNET CAPITAL GROUP
SCHEDULE II —VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2002, 2003 and 2004
(in thousands)

	Balance at	Charged to				Balance at the
	the beginning	costs and				end of the
	of the year	expenses		Write-offs		year
Allowance for Doubtful Accounts:
December 31, 2002	$5,249	$1,748	(a)	$(4,042)		$2,955
December 31, 2003	$2,955	$333		$(668	)(b)	$2,620
December 31, 2004	$2,620	$(286)		$(1,205)		$1,129

(a)	Reserve of $115 was established upon acquisitions of partner companies during 2002.

(b)	Reserve of $209 was eliminated upon deconsolidation of partner companies during 2003.

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

Exhibit Number	Document
2.1	Agreement of Merger dated February 2, 1999 between Internet Capital Group, L.L.C. and Internet Capital Group, Inc. (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-1 filed by the Company on May 11, 1999 (Registration No. 333-78193) (the “IPO Registration Statement”)).

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form 8-A filed by the Company on August 4, 1999 (Registration No. 000-26989) (the “8-A Registration Statement”)).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 2.2 to the 8-A Registration Statement).

3.3	Certificate of Amendment of Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “10-K Annual Report for 2002”)).

3.4	Second Amendment of Restated Certificate of Incorporation of Internet Capital Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

4.1	Specimen Certificate for Internet Capital Group’s Common Stock.

4.2	Form of 5% Senior Convertible Notes due 2009 of Internet Capital Group (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 1, 2004).

4.3	Rights Agreement, dated as of November 22, 2000, between Internet Capital Group, Inc. and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, which includes as Exhibit B thereto the Form of Rights Certificate, incorporated by reference to Exhibit 1.1 to Internet Capital Group, Inc.’s Registration Statement on Form 8-A, dated December 1, 2000 (incorporated by reference to the Company’s Current Report on Form 8-K filed December 1, 2000 (File No. 0-26929)).

Exhibit Number	Document
10.1	Internet Capital Group, Inc. 1999 Equity Compensation Plan as Amended and Restated July 25, 2001 (the “Internet Capital Group, Inc. 1999 Equity Compensation Plan”) (incorporated by reference to Exhibit 10.1.4 to the Company’s Annual Report on Form 10-K filed on April 1, 2002 (the “10-K Annual Report for 2001”)).

10.1.1	Amendment No. 1 to the Internet Capital Group, Inc. 1999 Equity Compensation Plan (incorporated by reference to Exhibit 10.1.2 to the Company’s 10-K Annual Report for 2002).

10.1.2	Amendment No. 2 to the Internet Capital Group, Inc. 1999 Equity Compensation Plan (incorporated by reference to Exhibit 10.1.3 to the Company’s 10-K Annual Report for 2002).

10.1.3	Amendment No. 3 to the Internet Capital Group, Inc. 1999 Equity Compensation Plan.

10.2	Internet Capital Group, Inc. Executive Deferred Compensation Plan, amended and restated effective September 1, 2002 (incorporated by reference to Exhibit 10.2.2 to the Company’s 10-K Annual Report for 2002).

10.3	Logistics.com, Inc. 2001 Equity Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company’s 10-K Annual Report for 2002).

10.3.1	Amendment No. 1 to the Logistics.com, Inc. 2001 Equity Compensation Plan (incorporated by reference to Exhibit 10.3.1 to the Company’s 10-K Annual Report for 2002).

10.4	Internet Capital Group, L.L.C. Membership Profit Interest Plan (incorporated by reference to Exhibit 10.3 to the IPO Registration Statement).

10.5	Amended and Restated Limited Liability Company Agreement of Internet Capital Group, L.L.C., dated January 4, 1999 (incorporated by reference to Exhibit 10.5.1 to the IPO Registration Statement).

10.6	Lease dated March 27, 2000 between the Equitable Life Assurance Society of the United States and Internet Capital Group, Inc. for premises located in Boston, Massachusetts (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.7	Lease Termination Agreement between One Boston Place LLC and Internet Capital Group Operations, Inc. dated April 14, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2004).

10.8	Form of Promissory Note issued in connection with the exercise of Internet Capital Group, Inc.’s stock options in May, June and July of 1999 (incorporated by reference to Exhibit 10.33 to Amendment No. 1 to the IPO Registration Statement filed by the Company on June 22, 1999 Registration No. 333-78913) (the “IPO Amendment No. 1”)).

10.9	Form of Restrictive Covenant Agreement (incorporated by reference to Exhibit 10.34 to the IPO Amendment No. 1).

Exhibit Number	Document
10.10	Severance and Change in Control Agreement dated as of January 1, 2001 by and between Internet Capital Group, Inc. and Edward H. West (incorporated by reference to Exhibit 10.43 to the 10-K Annual Report for 2001).

10.11	Form of Letter Agreement dated September 20, 2001 between Internet Capital Group, Inc. and certain of its officers (the “Form Severance Letter Agreement) (incorporated by reference to Exhibit 10.44 to the 10-K Annual Report for 2001).

10.12	Amendment dated December 11, 2002 to Severance Letter Agreement dated September 20, 2001 by and between Internet Capital Group, Inc. and Henry Nassau, which is substantially in the form of the Form Severance Letter Agreement (incorporated by reference to Exhibit 10.25 to the 10-K Annual Report for 2002).

10.13	Severance Letter Agreement dated February 4, 2003 by and between Internet Capital Group, Inc. and Anthony Dolanski (incorporated by reference to Exhibit 10.26 to the Company’s 10-K Annual Report for 2002).

10.14	Letter of Credit Agreement dated as of September 30, 2002, by and between Comerica Bank-California and Internet Capital Group, Inc., ICG Holdings, Inc. and Internet Capital Group Operations, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.14.1	First Amendment to Letter of Credit Agreement dated as of October 20, 2003 by and between Comerica Bank, Internet Capital Group, Inc., ICG Holdings, Inc. and Internet Capital Group Operations, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2003).

10.14.2	Second Amendment to Letter of Credit Agreement dated as of December 15, 2004 by and between Comerica Bank, ICG Holdings, Inc. and Internet Capital Group, Inc.

10.15	Form of Promissory Note (Option Loan) by and between Internet Capital Group Operations, Inc. and certain of its officers (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.16	Form of Share Pledge Agreement by and between Internet Capital Group Operations, Inc. and certain of its officers (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.17	Form of Promissory Note (Tax Loan) by and between Internet Capital Group Operations, Inc. and certain of its officers (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.18	Severance and Change in Control Agreement by and between ICG Commerce, Inc. and Edward H. West dated as of January 1, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2003).

10.19	Letter Agreement between Internet Capital Group and Edward H. West dated February 24, 2003 relating to termination of employment (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2003).

Exhibit Number	Document
10.20	Agreement of Lease between FV Office Partners, L.P. and Internet Capital Group Operations, Inc. dated June 30, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2003).

10.20.1	First Amendment to lease between FV Office Partners, L.P. and Internet Capital Group Operations, Inc. dated November 20, 2003 (incorporated by reference to Exhibit 10.37 to the Company’s 10-K Annual Report for 2003).

10.21	Letter Agreement between Internet Capital Group, Inc. and Henry N. Nassau dated June 20, 2003 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2003).

10.22	Employment Agreement among Internet Capital Group Operations, Inc., Walter W. Buckley, III and Internet Capital Group, Inc. dated as of March 9, 2004 (incorporated by reference to Exhibit 10-40 to the Company’s 10-K Annual Report for 2003).

10.23	Securities Purchase Agreement dated as of March 31, 2004, by and among Internet Capital Group, Inc. and the investors listed on the Schedule of Buyers attached as Schedule I thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 1, 2004).

10.24	Registration Rights Agreement dated as of April 8, 2004 by and among Internet Capital Group, Inc. and the investors listed on the Schedule of Buyers attached as Schedule I thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 1, 2004).

10.25	Independent Contractor Agreement by and between Internet Capital Group Operations, Inc., Wayne Strategy Consultants, Inc. and Dr. Michael D. Zisman dated August 17, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.25.1	First Amendment to Independent Contractor Agreement dated January 18, 2005 by and among Internet Capital Group Operations, Inc., Wayne Strategy Consultants, Inc. and Dr. Michael Zisman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 19, 2004).

10.26	2004 ICG Performance Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2004).

10.27	Specimen Award Notification for the 2004 ICG Performance Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2004).

10.28	Internet Capital Group 2005 Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 3, 2005).

10.29	Internet Capital Group 2005 Bonus Plan Specimen Award Letter (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 3, 2005).

10.30	Internet Capital Group, Inc. Non-Management Director Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 3, 2005).

Exhibit Number	Document
10.31	Internet Capital Group, Inc. Deferred Stock Unit Program (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 3, 2005).

10.32	Form of Restricted Stock Grant Without Performance Acceleration.

10.33	Form of Restricted Stock Grant With Performance Acceleration.

10.34	Form of Stock Option Grant Without Performance Acceleration.

10.35	Form of Stock Option Grant With Performance Acceleration.

10.36	Form of Non-Employee Director Initial Stock Option Grant.

10.37	Form of Non-Employee Director Annual Stock Option Grant.

11.1	Statement Regarding Computation of Per Share Earnings (included herein at Note 3-“Significant Accounting Policies” in the subsection “Net Loss Per Share” to the Consolidated Financial Statements and Note 20-“ Net Loss Per Share” to the Consolidated Financial Statements).

21.1	Subsidiaries of Internet Capital Group, Inc.

23.1	Consent of KPMG LLP regarding Internet Capital Group, Inc.

31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Security Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2005	INTERNET CAPITAL GROUP, INC.
	By:	/s/ ANTHONY P. DOLANSKI
Name: Anthony P. Dolanski
Title: Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities set forth above.

Signature	Title

/s/WALTER W. BUCKLEY, III	Chief Executive Officer, President and Chairman of the Board
of Directors (Principal Executive Officer)
Walter W. Buckley, III

/s/ANTHONY P. DOLANSKI	Chief Financial Officer
(Principal Financial and Accounting Officer)
Anthony P. Dolanski

/s/DAVID J. BERKMAN	Director

David J. Berkman

/s/THOMAS A. DECKER	Director

Thomas A. Decker

/s/DAVID K. DOWNES	Director

David K. Downes

/s/THOMAS P. GERRITY	Director

Thomas P. Gerrity

/s/ROBERT E. KEITH, JR.	Director

Robert E. Keith, Jr.

/s/WARREN V. MUSSER	Director

Warren V. Musser

/s/PHILIP J. RINGO	Director

Philip J. Ringo

/s/MICHAEL D. ZISMAN	Director

Michael D. Zisman