Form 10-Q
period 2005-03-31
INTERNET CAPITAL GROUP INC
filed 2005-05-09
CIK 1085621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

The number of shares of the Company’s Common Stock outstanding as of May 2, 2005 was 38,400,704 shares.

INTERNET CAPITAL GROUP, INC.
FORM 10-Q
March 31, 2005

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
PARTNER COMPANIES AS OF MARCH 31, 2005

Core

CommerceQuest, Inc. (“CommerceQuest”)

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

CreditTrade Inc. (“CreditTrade”)

CreditTrade provides transaction, data and information services to the credit markets. CreditTrade is a broker specializing in credit default swaps and secondary loans.

Freeborders, Inc. (“Freeborders”)

Freeborders provides product lifecycle management software and services to leading retailers and their suppliers, enabling brands to more effectively manage the increasing complexity of their supply chains. Freeborders solutions help drive profitable revenue growth, speed products to market, improve inventory management, and maintain control, consistency and quality.

GoIndustry AG (“GoIndustry”)

GoIndustry provides corporations, financial institutions, and insolvency practitioners a comprehensive range of industrial asset services, including disposal, valuation and related consulting. Additionally, for large corporations, GoIndustry provides enterprise asset management solutions for used and under-utilized capital assets.

ICG Commerce Holdings, Inc. (“ICG Commerce”)

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

Investor Force Holdings, Inc. (“Investor Force”)

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

LinkShare Corporation (“LinkShare”)

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

Marketron International, Inc. (f/k/a BuyMedia, Inc.) (“Marketron”)

Marketron is a provider of broadcast management solutions for the radio, TV and cable industries. Marketron’s fully integrated suite of sales, traffic, finance and business intelligence solutions automates workflow from proposal to billing, enabling groups to optimize inventory and increase revenues.

StarCite, Inc. (“StarCite”)

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

Other Holdings

Agribuys, Inc. (“Agribuys”)

Agribuys is a provider of supply chain management software and services targeted specifically to the fresh food industry.

Anthem/CIC Ventures Fund LP (“Anthem”)

Anthem is a financial services company providing specialized asset management and investment services to institutional investors and high net-worth individuals.

Arbinet — thexchange Inc. (“Arbinet”) (Nasdaq:ARBX)

Arbinet is an electronic market for trading, routing and settling communications capacity. Members of the exchange, consisting primarily of communications service providers, anonymously buy and sell voice calls and Internet capacity based on route quality and price through its marketplace.

Axxis, Inc. (f/k/a FuelSpot.com, Inc.) (“Axxis”)

Axxis is a provider of supply chain decision support software and market data to the downstream petroleum industry.

Blackboard, Inc. (“Blackboard”) (Nasdaq:BBBB)

Blackboard is an enterprise software company for e-education, serving the global needs of primary and secondary schools, higher education, corporations and government agencies.

Captive Capital Corporation (f/k/a eMarketCapital, Inc.) (“Captive Capital”)

Captive Capital provides turnkey programs to manufacturers and dealers who want to offer competitive financing to their customers.

ComputerJobs.com, Inc. (“ComputerJobs.com”)

ComputerJobs.com is an information technology employment website.

Co-nect, Inc. (f/k/a Simplexis.com) (“Co-nect”)

Co-nect is a provider of data-driven, K-12 professional development solutions focused on improving the quality of classroom instruction district-wide. Co-nect delivers training, tools, and resources to solve critical issues such as whole school improvement, data-informed decision-making, technology integration, and early reading failure.

eCredit.com, Inc. (“eCredit”)

eCredit delivers credit risk management and collections software and services to Fortune 1000 companies and financial institutions. eCredit improves credit and collections decision-making practices to deliver process efficiencies, optimized risk management, reduced operating costs and increased revenues.

Emptoris, Inc. (“Emptoris”)

Emptoris combines collaborative sourcing capabilities with the power of scientific optimization technology that enables purchasing professionals to perform complex bid analysis and select the optimal supply base allocation that produces hard dollar savings on cost of goods sold.

Entegrity Solutions Corporation (“Entegrity Solutions”)

Entegrity Solutions provides secure access management and content delivery solutions, from DCE through single sign-on, eAuthentication and application authorization.

Jamcracker, Inc. (“Jamcracker”)

Jamcracker provides software solutions and expertise to software companies and service providers to efficiently deliver and manage their on demand solutions.

Tibersoft Corporation (“Tibersoft”)

Tibersoft serves the needs of prominent food service operators and distributors by providing products that improve and enhance supply chains for food service operators, distributors and manufacturers to better understand their businesses.

Traffic.com, Inc. (f/k/a Mobility Technologies, Inc.) (“Traffic.com”)

Traffic.com employs a unique data collection, data processing, and data distribution to generate the unique traffic information in the industry.

Verticalnet, Inc. (“Verticalnet”) (Nasdaq:VERT)

Verticalnet provides supply management solutions that offer visibility, insight and control required to identify, realize and sustain value from supply management initiatives.

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

INTERNET CAPITAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004
	(unaudited)
	(in thousands,
	except per share data)
Assets
Current Assets
Cash and cash equivalents	$50,632	$31,586
Restricted cash	1,260	999
Short term investments	34,408	57,940
Accounts receivable, net of allowance ($1,063 -2005; $1,129-2004)	18,312	17,922
Prepaid expenses and other current assets	7,315	5,999

Total current assets	111,927	114,446
Marketable securities	53,424	54,082
Fixed assets, net	2,261	2,185
Ownership interests in Partner Companies	49,762	49,794
Goodwill	47,678	45,196
Intangibles, net	4,172	4,705
Other	6,732	7,198

Total Assets	$275,956	$277,606

Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of other long-term debt	$106	$37
Accounts payable	9,395	10,142
Accrued expenses	13,963	12,284
Accrued compensation and benefits	4,900	7,593
Accrued restructuring	188	488
Deferred revenue	9,429	7,084

Total current liabilities	37,981	37,628
Senior convertible notes (Note 8)	60,000	60,000
Other liabilities	11,676	10,467
Minority interest	4,426	4,404

	114,083	112,499

Stockholders’ Equity
Preferred stock $0.01 par value; 10,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value; 2,000,000 shares authorized, 38,388 (2005) and 38,388 (2004) issued and outstanding	38	38
Additional paid in capital	3,525,596	3,525,596
Accumulated deficit	(3,408,355)	(3,405,237)
Unamortized deferred compensation	(3,236)	(3,634)
Notes receivable-stockholders	(300)	(300)
Accumulated other comprehensive income	48,130	48,644

Total stockholders’ equity	161,873	165,107

Total Liabilities and Stockholders’ Equity	$275,956	$277,606

See accompanying notes to Consolidated Financial Statements.

INTERNET CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2005	2004
	(in thousands, except per share data)
Revenue	$14,415	$12,146

Operating expenses
Cost of revenue	8,037	7,434
Selling, general and administrative	10,698	8,876
Research and development	3,223	2,495
Amortization of other intangibles	589	786
Impairment related and other	18	653

Total operating expenses	22,565	20,244

	(8,150)	(8,098)

Other income (loss), net	5,086	(113,739)
Interest income	488	227
Interest expense	(910)	(1,630)

Loss before minority interest and equity loss	(3,486)	(123,240)
Minority interest	843	630
Equity loss	(475)	(1,185)

Net loss	$(3,118)	$(123,795)

Basic and diluted loss per share:
Net loss per share	$(0.08)	$(3.89)
Shares used in computation of basic and diluted loss per share	37,012	31,853

See accompanying notes to Consolidated Financial Statements.

INTERNET CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Net cash used in operating activities	$(9,147)	$(6,965)

Investing Activities
Capital expenditures, net	(232)	(137)
Proceeds from sales of marketable securities	4,400	—
Proceeds from sales of Partner Company ownership interests	883	13,156
Acquisitions of ownership interests in Partner Companies, net	(947)	(3,848)
Proceeds from maturities of short-term investments	28,454	—
Purchases of short-term investments	(4,922)	—
Increase in cash due to consolidation of Partner Company	610	—

Cash provided by investing activities	28,246	9,171

Financing Activities
Long term debt and capital lease obligations, net	(78)	(13)

Cash used in financing activities	(78)	(13)
Net increase in Cash and Cash Equivalents	19,021	2,193
Effect of exchange rates on Cash	25	6
Cash and Cash Equivalents at the beginning of period	31,586	77,581

Cash and Cash Equivalents at the end of period	$50,632	$79,780

Supplemental non-cash — See Note 8.

See accompanying notes to Consolidated Financial Statements.

INTERNET CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

Description of the Company

Internet Capital Group (the “Company”) builds and owns Internet software and services companies that drive business productivity and reduce transaction costs between firms. The Company devotes its expertise and capital to maximizing the success of these platform companies that are delivering software and service applications to customers worldwide. The Company was formed in March 1996 and is headquartered in Wayne, Pennsylvania.

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

2. Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The consolidated financial statements also include the following majority-owned subsidiaries for all or a portion of the periods indicated, each of which was consolidated since the date the Company acquired majority voting control (collectively, the “Consolidated Subsidiaries”):

THREE MONTHS ENDED MARCH 31, 2005
CommerceQuest
ICG Commerce
Investor Force

THREE MONTHS ENDED MARCH 31, 2004
CommerceQuest
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

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

2. Significant Accounting Policies — (Continued)

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

Cost Method. Partner Companies not accounted for under the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, the Company’s share of the earnings or losses of such companies is not included in the Consolidated Balance Sheet or Consolidated Statements of Operations. However, cost method Partner Company impairment charges are recognized in the Consolidated Statements of Operations. If circumstances suggest that the value of the Partner Company has subsequently recovered, such recovery is not recorded.

When a cost method Partner Company qualifies for use of the equity method, the Company’s investment is adjusted retroactively for its share of the past results of its operations. Therefore, prior losses could significantly decrease the Company’s carrying value balance at that time.

The Company records its ownership interest in equity securities of Partner Companies accounted for under the cost method at cost, unless these securities have readily determinable fair values based on quoted market prices, in which case these interests are valued at fair value and classified as marketable securities or some other classification in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

Restricted Cash

The Company considers cash legally restricted and held as a compensating balance for letter of credit arrangements as restricted cash. At March 31, 2005 and December 31, 2004, restricted cash was held primarily in money market accounts. Long-term restricted cash of $0.9 million at March 31, 2005 and December 31, 2004 is included in “Other” assets on the Company’s Consolidated Balance Sheets.

Short-term Investments

Short-term investments are debt securities, principally commercial paper and certificates of deposit, maturing in less than one year, are classified as available for sale and are recorded at market value using the specific identification method. Short-term investments consisted of $34.4 million in commercial paper at March 31, 2005. Short-term investments consisted of $53.9 million in commercial paper and $4.0 million in certificates of deposit at December 31, 2004. All of the short-term investments mature in 2005.

Concentration of Customer Base and Credit risk

Approximately 13% of the Company’s revenue for the three months ended March 31, 2005, related to one customer of ICG Commerce. Accounts receivable from this customer at March 31, 2005 were $2.0 million.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

2. Significant Accounting Policies — (Continued)

Accounts Receivable/Accounts Payable

ICG Commerce provides services in which it manages the transaction between its customer and a third party supplier. In these transactions, ICG Commerce is responsible for paying the supplier for the full cost of the goods or services and the customer is responsible for paying ICG Commerce an amount, which is generally ICG Commerce’s cost plus a transaction fee, for the goods or services. ICG Commerce is typically responsible for paying the supplier independent of when and if ICG Commerce receives payment from its customer. ICG Commerce receives payment directly from its customer. ICG Commerce records the gross amount of the associated receivables and payables on the accompanying Consolidated Balance Sheets. However, ICG Commerce records the net amount of the transaction fee as revenue on the accompanying Consolidated Statements of Operations. As of March 31, 2005 and December 31, 2004, accounts receivable included approximately $8.9 million and $8.5 million, respectively, and accounts payable included $5.0 million and $4.6 million, respectively, related to such transactions.

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

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123,” which provides optional transition guidance for those companies electing to voluntarily adopt the accounting provisions of SFAS No. 123. In addition, the statement mandates certain disclosures that are incremental to those required by SFAS No. 123. The Company has continued to account for stock-based compensation in accordance with the APB Opinion No. 25. The Company has adopted the disclosure-only provisions of SFAS No. 148.

The following table illustrates the effect on the Company’s net loss and net loss per share as if the fair value based method had been applied to all outstanding and unvested awards:

	Three Months Ended March 31,
	2005	2004
	(in thousands, except per share data)
Net loss, as reported	$(3,118)	$(123,795)
Deduct stock-based employee compensation expense included in reported net loss	404	254
Add total stock-based employee compensation expense determined under fair-value-based method for all awards	(1,597)	(1,989)

Pro forma net loss	$(4,311)	$(125,530)

Net loss per share, as reported	$(0.08)	$(3.89)
Pro forma net loss per share	$(0.12)	$(3.94)

The per share weighted-average fair value of options issued by the Company during the three months ended March 31, 2005 and 2004 was $5.11 and $6.55, respectively. The following assumptions were used to determine the fair value of stock options granted to employees by the Company for the three months ended March 31, 2005 and 2004:

	2005	2004
Volatility	70%	132.99%
Average expected option life	6.25 years	3 years
Risk-free interest rate	3.91%	2.26%
Dividend yield	0.0%	0.0%

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

2. Significant Accounting Policies — (Continued)

The Company also includes its share of its consolidated and equity method Partner Companies’ SFAS No. 123 pro forma expense in the Company’s SFAS No. 123 pro forma expense. The methods used by these Partner Companies included the minimum value method for private Partner Companies and the Black-Scholes method for public Partner Companies.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. The Company estimates that the effect on net loss and loss per share in the periods following adoption of SFAS No. 123R will be consistent with our pro forma disclosure under SFAS No. 123, except that estimated forfeitures will be considered in the calculation of compensation expense under SFAS No. 123R. However, the actual effect on net loss and loss per share will vary depending upon the number of grants of equity in 2005 compared to prior years. Further, the Company has not yet determined the actual model it will use to calculate fair value. This statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005.

3. Ownership interests in Partner Companies, Goodwill and Intangibles, net

The following table summarizes the Company’s goodwill and intangibles, net, ownership interests in Partner Companies and impairments by method of accounting.

	March 31,	December 31,
	2005	2004
	(in thousands)
Goodwill	$47,678	$45,196
Intangibles, net	4,172	4,705

	$51,850	$49,901

Ownership interest in Partner Companies — Equity Method	$45,926	$45,451
Ownership interests in Partner Companies — Cost Method	3,836	4,343

	$49,762	$49,794

The increase in goodwill of $2.5 million is due to the consolidation of Investor Force. As the Company has not completed the allocation of purchase price for Investor Force, goodwill could be adjusted.

As of March 31, 2005 and December 31, 2004, all of the Company’s goodwill was allocated to the Core segment.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

3. Ownership interests in Partner Companies, Goodwill and Intangibles, net — (Continued)

Intangible assets, net are shown in the table below:

		As of March 31, 2005
		(in thousands)
	Useful	Gross Carrying	Accumulated	Net Carrying
	Life	Amount	Amortization	Amount
Intangible Assets
Technology	1.5-5 years	$23,246	$(19,820)	$3,426
Tradename	Indefinite	746	—	746

		$23,992	$(19,820)	$4,172

		As of December 31, 2004
		(in thousands)
	Useful	Gross Carrying	Accumulated	Net Carrying
	Life	Amount	Amortization	Amount
Intangible Assets
Technology	2-5 years	$23,190	$(19,231)	$3,959
Tradename	Indefinite	746	—	746

		$23,936	$(19,231)	$4,705

Amortization expense for intangible assets during the three months ended March 31, 2005 and 2004 was $0.6 million, and $0.8 million respectively. Estimated amortization expense for the fiscal year ending December 31, 2005 and succeeding fiscal years is as follows (in thousands):

2005 (remainder)	$1,297
2006	884
2007	720
2008	525

$3,426

Acquisitions

During the three months ended March 31, 2005, the Company acquired voting control of Investor Force and began to consolidate its operations. Had the Company consolidated its operations for the three months ended March 31, 2004, revenue, net loss and net loss per share would have been $13.1 million, $(124.4) million and $(3.91) per share, respectively.

Impairments

The Company recorded no impairments for the three months ended March 31, 2005 and 2004.

Equity Method Companies

The following unaudited summarized financial information relates to the nine Partner Companies accounted for under the equity method of accounting at March 31, 2005 (voting ownership %):

Core - CreditTrade (30%), Freeborders (48%), GoIndustry (54%), LinkShare (40%), Marketron (38%) and StarCite (53%). Although the Company’s ownership percentage in GoIndustry and StarCite exceeds 50% at March 31, 2005, the Company has not consolidated their financial statements due to the existence of certain minority voting rights in accordance with Emerging Issues Task Force (“EITF”) No. 96-16, “Investor’s Accounting for an Investee When an Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights.”

Other Holdings - ComputerJobs.com (46%), Co-nect (36%) and eCredit (31%).

This information has been compiled from the financial statements of the respective Partner Companies.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

3. Ownership interests in Partner Companies, Goodwill and Intangibles, net — (Continued)

Balance Sheets (Unaudited)

	As of March 31, 2005
	Core	Other Holdings	Total
	(in thousands)
Cash and cash equivalents	$40,718	$10,563	$51,281
Other current assets	60,539	2,718	63,257
Non-current assets	100,535	2,092	102,627

Total assets	$201,792	$15,373	$217,165

Current liabilities	$75,239	$9,530	$84,769
Non-current liabilities	17,552	3,852	21,404
Stockholders’ equity	109,001	1,991	110,992

Total liabilities and stockholders’ equity	$201,792	$15,373	$217,165

Total carrying value	$45,108	$818	$45,926

	As of December 31, 2004
	Core	Other Holdings	Total
	(in thousands)
Cash and cash equivalents	$42,653	$12,139	$54,792
Other current assets	48,853	3,745	52,598
Non-current assets	102,782	2,202	104,984

Total assets	$194,288	$18,086	$212,374

Current liabilities	$64,836	$10,443	$75,279
Non-current liabilities	18,091	3,452	21,543
Stockholders’ equity	111,361	4,191	115,552

Total liabilities and stockholders’ equity	$194,288	$18,086	$212,374

Total carrying value	$44,580	$871	$45,451

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

3. Ownership interests in Partner Companies, Goodwill and Intangibles, net

Results of Operations (Unaudited)

	Three Months Ended March 31, 2005
	Core	Other Holdings	Total
	(in thousands)
Revenue	$47,900	$5,600	$53,500

Net loss	$(31)	$(2,201)	$(2,232)

Components of equity loss:
Core/Other Holdings	$(422)	$(53)	$(475)

Other Partner Companies			—

Total equity loss			$(475)

	Three Months Ended March 31, 2004
	Core	Other Holdings	Total
	(in thousands)
Revenue	$38,921	$5,686	$44,607

Net income (loss)	$771	$(1,169)	$(398)

Components of equity loss:
Core/Other Holdings	$(366)	$(39)	$(405)

Public Partner Companies			(436)
Other Partner Companies			(344)

Total equity loss			$(1,185)

Warrants

The estimated fair value of warrants held in Partner Companies was approximately $2.2 million and $1.7 million at March 31, 2005 and December 31, 2004, respectively. The value of the Company’s warrants is included in “Other” assets in the Company’s Consolidated Balance Sheets. Gains on the fair value of all outstanding warrants was $0.5 million for the three months ended March 31, 2005. This gain is included in “Other income (loss), net” on the Company’s Consolidated Statements of Operations.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

4. Marketable Securities

Marketable securities represent the Company’s holdings in equity securities. The cost, unrealized holding gains/(losses), and fair value of marketable securities at March 31, 2005 and December 31, 2004 were as follows:

			Unrealized
	Common Shares		Holding
	Owned	Cost	Gains/(Losses)	Fair Value
	(in thousands, except shares)
March 31, 2005
Blackboard	2,660,777	$705	$45,698	$46,403
Arbinet	231,128	1,175	3,228	4,403
Verticalnet	2,917,794	3,135	(596)	2,539
Other		107	(28)	79

		$5,122	$48,302	$53,424

December 31, 2004
Blackboard	2,923,777	$775	$42,526	$43,301
Arbinet	231,128	1,175	4,564	5,739
Verticalnet	2,917,794	3,135	1,563	4,698
Other		107	237	344

		$5,192	$48,890	$54,082

The amounts reflected as the Company’s cost for Blackboard, Arbinet and Verticalnet was the carrying value on the date these Partner Companies converted to marketable securities. During the three months ended March 31, 2005, the Company sold 263,000 shares of Blackboard for proceeds of $4.4 million. The gains on these sales of $4.3 million is reflected in “Other income (loss), net” in the Company’s Consolidated Statements of Operations.

5. Income Taxes

At March 31, 2005, the Company had net operating loss carry forwards of approximately $414 million that may be used to offset future taxable income. Approximately $397 million of these carry forwards are subject to significant limitations on their utilization due to ownership changes experienced by the Company and certain consolidated Partner Companies. The annual limitation on the utilization of net operating loss carry forwards is approximately $13 million. These carry forwards expire between 2008 and 2024. Additional limitations on the utilization of these carry forwards may be imposed if the Company experiences another change in ownership.

A valuation allowance has been provided for the Company’s net deferred tax asset as the Company believes, after evaluating all positive and negative evidence, historical and prospective, that it is more likely than not that these benefits will not be realized.

6. Net Loss per Share

The calculations of Net Loss per Share were:

	Three Months Ended March 31,
	2005	2004
	(in thousands, except per share data)
Basic and Diluted:
Net loss	$(3,118)	$(123,795)

Shares used in computation of basic and diluted loss per share	37,012	31,853

Basic and diluted loss per share:
Net loss per share	$(0.08)	$(3.89)

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

6. Net Loss per Share – (Continued)

The following dilutive securities were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive:

		Weighted Average
	Shares	price per share
March 31, 2005
Stock options	777,016	$36.82
Stock options (exercised with partial recourse loans)	756,128	$41.70
Restricted stock	603,987	$—
Senior convertible notes	6,587,621	$9.11
Warrants	26,521	$189.27

March 31, 2004
Stock options	790,663	$37.62
Stock options (exercised with partial recourse loans)	756,128	$41.70
Restricted stock	297,826	$—
Convertible subordinated notes	15,345	$2,548.80
Warrants	26,521	$189.27

7. Comprehensive Loss

Comprehensive income (loss) is the change in equity of a business enterprise during a period resulting from transactions and other events and circumstances from non-owner sources. Excluding net loss, the Company’s primary source of comprehensive loss is net unrealized holding gains (losses) related to its marketable securities. The following summarizes the components of comprehensive loss:

	Three Months Ended March 31,
	2005	2004
	(Unaudited)
	(in thousands)
Net loss	$(3,118)	$(123,795)
Other comprehensive income (loss):
Unrealized holding gains in marketable securities	3,743	3,647
Reclassification adjustments/realized net gains on marketable securities	(4,330)	—
Other accumulated other comprehensive income	73	—

Comprehensive loss	$(3,632)	$(120,148)

8. Debt

Senior Convertible Notes

In April 2004, the Company issued $60.0 million of senior convertible notes. The notes bear interest at an annual rate of 5%, payable semi-annually, and mature in April 2009. The notes are convertible at the option of the holder, at any time on or before maturity into shares of the Company’s common stock at a conversion price of $9.108 per share. Additionally, subsequent to October 8, 2004, provided that at the time of redemption the Company is in compliance with certain other requirements, the notes may be redeemed by the Company if the Company’s closing stock price exceeds $15.94 per share for at least 20 out of 30 consecutive trading days. The Company recorded interest expense of $0.7 million for the three months ended March 31, 2005 related to these notes. Deferred financing fees related to the senior convertible notes of $1.6 million are being amortized over the

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

8. Debt – (Continued)

life of the notes. Included in “Other” assets in the accompanying Consolidated Balance Sheets at March 31, 2005 and December 31, 2004 were $1.4 million and $1.5 million, respectively, of deferred financing fees. The Company expensed $0.1 million relating to these fees in the three months ended March 31, 2005.

Convertible Subordinated Notes

In December 1999, the Company issued $566.3 million of convertible subordinated notes. The notes bore interest at an annual rate of 5.5% and were scheduled to mature in December 2004. From 2001 through March 31, 2004, the Company repurchased and extinguished $527.2 million of the original $566.3 million face value of convertible notes for $89.8 million in cash and 23.2 million shares of the Company’s common stock in a series of separate transactions. As of March 31, 2004, the remaining balance of the convertible notes was $39.1 million. In June 2004, the Company redeemed for cash the remaining $39.1 million face value of convertible notes for $39.5 million.

The following tables summarize the Company’s debt-for-equity exchanges:

Three Months Ended
March 31, 2004
Debt-for-equity exchanges
Face value of convertible subordinated notes exchanged	$134,808

Shares of common stock issued for debt exchange	15,887

Fair value of common stock issued	$(133,264)
Fair value of common stock issued-original terms	449
Accrued interest	790
Other expenses	(534)

Expense recorded	$(132,559)

The expense recorded above is included in “Other income (loss), net” in the Company’s Consolidated Statements of Operations.

The debt-for-equity exchanges were accounted for in accordance with SFAS No. 84, “Induced Conversions of Convertible Debt,” and accordingly the Company recorded expense equal to the fair value of the shares issued in excess of the fair value of the shares issuable pursuant to the original conversion terms, less accrued interest. Also, additional paid-in capital increased by the face value of the convertible notes exchanged and the fair value of the shares issued in excess of the shares issuable pursuant to the original terms.

The Company recorded interest expense of $1.1 million, during the three months ended March 31, 2004, related to these notes. Additionally, the Company recorded an expense of $0.3 million related to deferred financing fees.

Loan and Credit Agreements

On September 30, 2002, the Company entered into a loan agreement with Comerica Bank to provide for the issuance of letters of credit (the “Loan Agreement”). The Loan Agreement provided for issuances of letters of credit up to $20 million subject to a cash-secured borrowing base as defined by the Loan Agreement. The Loan Agreement was extended to December 14, 2005, and the maximum amount of letters of credit authorized to be issued was reduced to $10 million. Issuance fees of 0.50% per annum of the face amount of each letter of credit will be paid to Comerica Bank subsequent to issuance. The Loan Agreement also is subject to a 0.25% per annum unused commitment fee payable to the bank quarterly. No amounts were outstanding at March 31, 2005 or December 31, 2004.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

9. Restructuring

During 2004 and 2005, the Company and its consolidated Partner Companies implemented restructuring plans designed to reduce cost structures. The restructuring costs include the estimated costs to close offices including costs to fulfill the Company’s obligations under signed lease contracts and the write-off of leasehold improvements. The restructuring costs also include employee severance and related benefits including the estimated costs of cash severance, non-cash charges for the acceleration of stock options and forgiveness of interest on employee stock option loans. Cash severance was generally paid in a lump sum or over the shorter of a six-month period or until new employment. Restructuring charges totaled less than $0.1 million and $0.7 million for the three months ended March 31, 2005 and 2004, respectively. These charges are included in “Impairment related and other” in the Consolidated Statements of Operations. The following table provides further detail of the remaining employee severance and office closure costs.

	Office	Employee
	closure	severance and
	costs	related benefits	Total
	(in thousands)
Accrued restructuring balance at December 31, 2004	$244	$244	$488

Restructuring charges	—	18	18
Cash payments	(183)	(135)	(318)

Accrued restructuring balance at March 31, 2005	$61	$127	$188

The remaining $0.2 million accrual will be paid in the remainder of 2005 using cash from operations.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

10. Segment Information

The Company’s reportable segments using the “management approach” under SFAS No. 131, “Disclosure About Segments of a Business Enterprise and Related Information,” consist of two operating segments, the core (“Core”) operating segment and the other holdings (“Other Holdings”) operating segment. Each segment includes the results of the Company’s Consolidated Partner Companies and records the Company’s share of earnings and losses of Partner Companies accounted for under the equity method of accounting and captures the Company’s basis in the assets of all of its partner companies. Any marketable securities are considered “Corporate” assets whereas, prior to becoming marketable securities, the Partner Company would have been included in the Core or Other Holdings category.

The Core operating segment includes those partner companies in which the Company’s management takes a very active role in providing strategic direction and management assistance. The Other Holdings operating segment includes holdings in companies where, in general, the Company provides less operational support, does not have a controlling ownership stake and the partner company is managed to provide the greatest near-term stockholder value.

Approximately 17% and 21% of the Company’s consolidated revenue for the three months ended March 31, 2005, and 2004, respectively, relates to sales generated in Germany. Approximately 5% and 11% of the Company’s consolidated revenue for the three months ended March 31, 2005, and 2004, respectively, relates to sales generated in the United Kingdom. As of March 31, 2005 and December 31, 2004, the Company’s assets were primarily located in the United States.

The following summarizes the selected information related to the Company’s segments.

Segment Information

(in thousands)
				Reconciling Items
				Discontinued
				Operations
		Other	Total	and				Consolidated
	Core	Holdings	Segment	Dispositions	Corporate	Other		Results
Three Months Ended March 31, 2005
Revenues	$14,415	$—	$14,415	$—	$—	$—		$14,415
Net income (loss)	$(5,074)	$(53)	$(5,127)	$—	$(4,021)	$6,030	*	$(3,118)
Assets	$145,080	$4,654	$149,734	$—	$126,222	$—		$275,956
Capital Expenditures	$(170)	$—	$(170)	$—	$(62)	$—		$(232)

Three Months Ended March 31, 2004
Revenues	$12,146	$—	$12,146	$—	$—	$—		$12,146
Net loss	$(4,618)	$(39)	$(4,657)	$(780)	$(5,157)	$(113,201)	*	$(123,795)
Assets	$150,309	$8,702	$159,011	$1,595	$77,201	$—		$237,807
Capital Expenditures	$(135)	$—	$(135)	$—	$(2)	$—		$(137)

* Other reconciling items to net income (loss) are as follows:

	Three Months Ended March 31,
	2005	2004
Minority interest	$843	$630
Other income (loss) (Note 12)	5,187	(113,831)

	$6,030	$(113,201)

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

11. Parent Company Financial Information

Parent company financial information is provided to present the financial position and results of operations of the Company and its wholly-owned subsidiaries as if the Partner Companies accounted for under the consolidation method of accounting were accounted for under the equity method of accounting for all applicable periods presented. The Company’s share of the consolidated Partner Companies’ losses is included in “Equity loss” in the Parent Company Statements of Operations for all periods presented based on the Company’s ownership percentage in each period. The carrying value of the consolidated companies as of March 31, 2005 and December 31, 2004 is included in “Ownership interests in Partner Companies” in the Parent Company Balance Sheets.

Parent Company Balance Sheets

	March 31, 2005	December 31, 2004
	(in thousands)
Assets
Cash and cash equivalents	$30,279	$9,345
Short-term investments	34,408	57,940
Other current assets	2,897	1,837

Current assets	67,584	69,122
Ownership interests in Partner Companies	104,249	105,428
Marketable securities	53,424	54,082
Other	5,295	6,407

Total assets	$230,552	$235,039

Liabilities and stockholders’ equity
Current liabilities	$8,679	$9,932

Senior convertible notes	60,000	60,000
Stockholders’ equity	161,873	165,107

Total liabilities and stockholders’ equity.	$230,552	$235,039

Parent Company Statements of Operations

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Revenue	$—	$—
Operating expenses
General and administrative	3,574	3,343
Impairment related and other	—	546

Total operating expenses	3,574	3,889

	(3,574)	(3,889)
Other income (loss), net	5,187	(113,831)
Interest expense, net	(447)	(1,268)

Income (loss) before equity loss	1,166	(118,988)
Equity loss	(4,284)	(4,807)

Net loss	$(3,118)	$(123,795)

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

11. Parent Company Financial Information – (Continued)

Parent Company Statements of Cash Flows

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Cash used in operating activities	$(4,292)	$(3,875)

Investing Activities
Capital expenditures, net	(62)	(2)
Proceeds from sales of marketable securities	4,400	—
Proceeds from sales of ownership interests in Partner Companies	883	13,156
Acquisitions of ownership interests in Partner Companies, net	(3,527)	(4,998)
Proceeds from maturities of short-term investments	28,454	—
Purchases of short-term investments	(4,922)	—

Cash provided by investing activities	25,226	8,156

Financing Activities
Cash provided by (used in) financing activities	—	—

Net decrease in Cash and Cash Equivalents	20,934	4,281
Cash and cash equivalents at beginning at period	9,345	49,771

Cash and Cash Equivalents at End of period	$30,279	$54,052

12. Other Income (loss), net

Other income (loss), net consists of the effect of transactions and other events relating to the Company’s ownership interests in its Partner Companies and its operations in general.

	Three Months ended March 31,
	2005	2004
	(in thousands)
Gains (losses) on debt extinguishment (Note 8)	$—	$(132,559)
Sales/distributions of ownership interests in Partner Companies	375	18,956
Realized gains on marketable securities (Note 4)	4,330	—
Gain on SFAS No. 133 Securities (Note 3)	482	80
Other	—	(308)

	$5,187	$(113,831)
Total other income (expense) for Consolidated Partner Companies	(101)	92

	$5,086	$(113,739)

During the three months ended March 31, 2005 and 2004, the Company sold its ownership interests in various Partner Companies in exchange for cash and contingent consideration. The gain of $0.4 million in 2005 primarily relates to the sale of iSky, Inc. and Syncra Systems, Inc. The gain of $19.0 million in 2004 relates to the sale of the Company’s ownership interests in eMerge Interactive, Inc. (“eMerge Interactive”) and Onvia.com, Inc. (“Onvia.com”).

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

Introduction

The Consolidated Financial Statements include the consolidated accounts of Internet Capital Group, Inc., a company incorporated in Delaware, and its subsidiaries, both wholly-owned and consolidated (Internet Capital Group, Inc. and all such subsidiaries, hereafter “we,” “ICG,” the “Company” or “Internet Capital Group”) and have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”).

Internet Capital Group (the “Company”) builds and owns Internet software and services companies that drive business productivity and reduce transaction costs between firms. The Company devotes its expertise and capital to maximizing the success of these platform companies that are delivering software and service applications to customers worldwide. The various interests that we acquire in our partner companies are accounted for under one of three accounting methods: consolidation, equity method or cost method. The applicable accounting method is generally determined based on our voting interest in a partner company. Generally, if we own more than 50% of the outstanding voting securities of a partner company, and for which other shareholders do not possess the right to affect significant management decisions, a partner company’s accounts are reflected within our consolidated financial statements. Generally, if we own between 20% and 50% of the outstanding voting securities, a partner company’s accounts are not reflected within our consolidated financial statements; however, our share of the earnings or losses of the partner company is reflected in the caption “Equity loss” in our consolidated statements of operations. Partner companies not accounted for under either the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, our share of the earnings or losses of these companies is not included in our consolidated statements of operations.

Information for all periods presented below reflects the grouping of ICG partner companies into two segments, consisting of the Core segment and the Other Holdings segment. The Core operating segment includes those partner companies in which the Company’s management takes a very active role in providing strategic direction and management assistance (“Core”). The Other Holdings operating segment includes holdings in companies where, in general, we provide less operational support, we do not have a controlling ownership stake and the partner company is managed to provide the greatest near-term stockholder value (“Other Holdings”). From time to time, partner companies are disposed of by ICG or the partner company ceases operations. For presentational purposes, the partner companies included within the segments as of March 31, 2005, are consistently the same 24 partner companies for the three months ended March 31, 2005 and 2004 periods.

Net loss for the three months ended March 31, 2005 totaled $3.1 million and included net gains totaling $5.1 million consisting of the following: (i) gains on the disposition of partner companies and marketable securities of $4.6 million, and (ii) gains on partner company warrants/other of $0.5 million.

Net loss for the three months ended March 31, 2004 totaled $123.8 million and included net charges totaling $114.4 million consisting of the following: (i) charges in accordance with SFAS No. 84, “Induced Conversions of Convertible Debt,” net of $132.6 million relating to our 2004 debt-for-equity exchanges and other retirements, (ii) gains on disposition of partner companies and marketable securities of $18.9 million and (iii) net restructuring charges of $0.7 million.

Liquidity and Capital Resources

The following table summarizes certain balance sheet information for the parent company, Internet Capital Group:

	March 31, 2005	December 31, 2004
	(in thousands)
Cash, cash equivalents and short-term investments	$64,687	$67,285
Marketable securities	$53,424	$54,082
Senior convertible notes due April 2009	$(60,000)	$(60,000)

Shares of common stock outstanding	38,388	38,388

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

At March 31, 2005, as well as the date of this filing, we were not obligated for any significant funding and guarantee commitments to existing partner companies. If ICG Commerce achieves a fair market value in excess of $1.0 billion, we will be obligated to pay, in cash or stock at our option, 4% of ICG Commerce’s fair market value in excess of $1.0 billion, up to $70 million, to a venture capital firm. The Company and one of its executive officers were limited partners of this venture capital firm. The Company retains a contingent economic interest in such firm but the executive officer retains no such interest. A member of our Board of Directors also has an interest in this venture capital firm. The Company’s contingent obligation will expire on the earlier to occur of May 31, 2005 or an unaffiliated company sale, if the valuation milestone is not achieved. Currently, the fair market value of ICG Commerce is well below $1.0 billion.

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

The following table summarizes our and our consolidated subsidiaries’ cash and cash equivalents, restricted cash and short-term investments:

Summary of Liquidity

	March 31, 2005			December 31, 2004
	ICG Parent			ICG Parent
	Company	Consolidated		Company	Consolidated
	Level	Subsidiaries	Total	Level	Subsidiaries	Total
			(in thousands)
Cash and cash equivalents	$30,279	$20,353	$50,632	$9,345	$22,241	$31,586
Restricted cash (1)	—	1,260	1,260	—	999	999
Short-term investments	34,408	—	34,408	57,940	—	57,940

Total	$64,687	$21,613	$86,300	$67,285	$23,240	$90,525

(1)	Restricted cash at March 31, 2005 and December 31, 2004 does not include $856 and $893, respectively, of long-term restricted cash included in “Other” assets on the Company’s consolidated balance sheets.

Consolidated working capital decreased to $73.9 million at March 31, 2005 from $76.8 million at December 31, 2004 primarily due to operating losses.

Summary of Statements of Cash Flows

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Cash used in operating activities	$(9,147)	$(6,965)
Cash provided by investing activities	$28,246	$9,171
Cash used in financing activities	$(78)	$(13)

Net cash used in operating activities was approximately $9.1 million for the three months ended March 31, 2005 compared to $7.0 million during the comparable 2004 period. The increase in cash used in operating activities is primarily the result of the increased losses due to an additional consolidated partner company in the 2005 period.

Net cash provided by investing activities for the three months ended March 31, 2005 was $28.2 million versus $9.2 million during the comparable 2004 period. The increase in cash provided by investing activities is primarily due to maturities of short-term investments of $28.5 million and sales of marketable securities of $4.4 million offset by purchases of short-term investments of $4.9 million in the 2005 period versus proceeds from sales of partner company ownership interests of $13.1 million offset by $3.8 million of acquisitions of ownership interests in partner companies in the comparable 2004 period.

Net cash used in financing activities increased $0.1 million for the three months ended March 31, 2005. The increase in cash used in financing activities is principally the result of repayments of capital lease obligations.

We and our consolidated subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. We do not expect the ultimate liability with respect to these actions will materially affect our financial position or cash flows.

Contractual Cash Obligations and Commercial Commitments

We had no material changes to contractual cash obligations and commercial commitments for the three months ended March 31, 2005.

Off-Balance Sheet Arrangements

We are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Our Partner Companies

As of March 31, 2005, we owned interests in 24 partner companies that are categorized below based on segment and method of accounting.

CORE PARTNER COMPANIES (%Voting Interest)
Consolidated	Equity	Cost
CommerceQuest (87%)	CreditTrade (30%)
ICG Commerce (76%)	Freeborders (48%)
Investor Force (54%)	GoIndustry (54%)
LinkShare (40%)
Marketron (38%)
StarCite (53%)

OTHER HOLDINGS COMPANIES (%Voting Interest)
Consolidated	Equity	Cost
	ComputerJobs.com (46%)	Agribuys (19%)
	Co-nect (36%)	Anthem (9%)
	eCredit (31%)	Arbinet (1)
Axxis (9%)
Blackboard (2) Captive Capital (5%)
Emptoris (7%)
Entegrity Solutions (2%)
Jamcracker (2%)
Mobility Technologies (3%)
Verticalnet (3)

(1)	As of March 31, 2005, we owned 231,128 shares of Arbinet (see Note 4 “Marketable Securities” to Consolidated Financial Statements.)

(2)	As of March 31, 2005, we owned 2,660,777 shares of Blackboard (see Note 4 “Marketable Securities” to Consolidated Financial Statements.)

(3)	As of March 31, 2005, we owned 2,917,794 shares of Verticalnet (see Note 4 “Marketable Securities” to Consolidated Financial Statements.)

Results of Operations

The following summarizes the unaudited selected financial information related to our segments. Each segment includes the results of our consolidated partner companies and records our share of the earnings and losses of partner companies accounted for under the equity method of accounting. The partner companies included within the segments are consistently the same 24 partner companies for the three months ended March 31, 2005 and 2004. The method of accounting for any particular partner company may change based on our ownership interest.

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

Segment Information
(in thousands)
				Reconciling Items
				Discontinued
		Other	Total	Operations and			Consolidated
	Core	Holdings	Segment	Dispositions	Corporate	Other	Results
For The Three Months Ended March 31, 2005
Revenues	$14,415	$—	$14,415	$—	$—	$—	$14,415
Net Income (loss)	$(5,074)	$(53)	$(5,127)	$—	$(4,021)	$6,030	$(3,118)

For The Three Months Ended March 31, 2004
Revenues	$12,146	$—	$12,146	$—	$—	$—	$12,146
Net loss	$(4,618)	$(39)	$(4,657)	$(780)	$(5,157)	$(113,201)	$(123,795)

For the Three Months Ended March 31, 2005

Results of Operations –Core Companies

The following presentation of our Results of Operations – Core Companies includes the results of our consolidated Core partner companies and our share of the results of our equity method Core partner companies.

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Selected data:
Revenue	$14,415	$12,146
Cost of revenue	(8,037)	(7,434)
Selling, general and administrative	(7,124)	(5,533)
Research and development	(3,223)	(2,495)
Amortization of intangibles	(589)	(786)
Impairment related and other	(18)	(107)

Operating expenses	(18,991)	(16,355)

Interest and other	(76)	(43)
Equity loss	(422)	(366)

Net loss	$(5,074)	$(4,618)

Revenue

Revenue increased $2.3 million from $12.1 million in the quarter ended March 31, 2004 to $14.4 million in the quarter ended March 31, 2005. The consolidation in 2005 of Investor Force increased revenue $0.9 million versus the 2004 period. The residual increase is primarily due to increased revenue at ICG Commerce offset by reduced revenue at CommerceQuest.

Operating Expenses

Operating Expenses increased $2.6 million from $16.4 million in the quarter ended March 31, 2004 to $19.0 million in the quarter ended March 31, 2005. The consolidation in 2005 of Investor Force increased operating expenses $2.1 million versus the 2004 period. The residual $0.5 million increase is primarily the result of higher operating expenses at ICG Commerce offset by lower operating expenses at CommerceQuest.

Equity Loss

The total revenue of our six Core equity method partner companies improved from $38.9 million in the three months ended March 31, 2004 to $47.9 million in the three months ended March 31, 2005. The improvements are primarily the result of increased revenue at our partner companies involved with affiliate marketing and credit derivatives offset primarily by reduced revenue at our partner companies involved with online auctions.

Our six Core equity companies reported aggregate net loss of less than $0.1 million in the first quarter of 2005 compared to net income of $0.8 million in the comparable 2004 period. Results for the 2005 period were impacted by higher spending levels in the current period to extend product, services and sales versus the 2004 period. Accordingly, our share of the net losses of these partner companies increased in the three months ended March 31, 2005 versus the 2004 period.

Results of Operations – Other Holdings Companies

The following presentation of our Results of Operations – Other Holdings Companies includes our share of the results of our equity method Other Holdings partner companies.

	Three Months ended March 31,
	2005	2004
	(in thousands)
Selected data:
Revenue	$—	$—
Operating expenses	—	—
Interest and other	—	—
Equity loss	(53)	(39)

Net loss	$(53)	$(39)

Equity loss decreased period over period primarily as a result of increased losses for these partner companies.

Discontinued Operations and Dispositions

The following is a summary of the components included in “Discontinued Operations and Dispositions,” a reconciling item for segment reporting purposes:

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Net gain (loss) attributable to Discontinued Operations	$—	$—
Net loss attributable to equity method companies disposed of	—	(780)

Net loss	$—	$(780)

The impact to our consolidated results of equity method partner companies we have disposed of our ownership interest in or have ceased operations during the three months ended March 31, 2005 and 2004 is also included in the caption “Discontinued Operations and Dispositions” for segment reporting purposes.

Corporate

	Three Months Ended March 31,
	2005	2004
	(in thousands)
General and administrative	$(3,574)	$(3,343)
Impairment related and other	—	(546)
Interest expense, net	(447)	(1,268)

Net loss	$(4,021)	$(5,157)

General and Administrative

Our corporate expenses increased principally as a result of expenses incurred for certain compliance measures.

Restructuring (Impairment Related and Other)

During the first quarter of 2004, we settled a lease obligation for more than we had estimated, resulting in a charge of $0.5 million.

Interest Income/Expense

The decrease in interest expense, net is primarily attributable to the reduction in average principal amount of convertible notes outstanding and a reduction in interest rates.

Other

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Other income (loss) (Note 12)	$5,187	$(113,831)
Minority interest	843	630

Net income (loss)	$6,030	$(113,201)

Other Income (Loss), Net

Other income (loss), net was income of $5.2 million in the three months ended March 31, 2005 versus a loss of $113.8 million in the comparable 2004 period. The decrease in losses from 2005 versus 2004 is primarily attributable to the 2004 loss of $132.6 million on our debt-for-equity exchanges offset by sales of ownership interests in partner companies of $19.0 million versus the 2005 gain of $4.7 million on sales of marketable securities and partner companies.

Income Taxes

Our net deferred tax asset of $629 million at March 31, 2005 consists of deferred tax assets of $647 million, relating primarily to partner company basis differences, capital and net operating loss carry forwards, offset by deferred tax liabilities of $18 million primarily related to unrealized appreciation in available for sale securities. During 2001, we recorded a full valuation allowance against our net assets that has been maintained through March 31, 2005. (See Note 5 to our Consolidated Financial Statements).

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

Valuation of Goodwill, Intangible Assets and Ownership Interests in Partner Companies

We perform on-going business reviews and perform annual goodwill impairment tests in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” and other impairments tests in accordance with APB No. 18 “Equity Method Investments” and SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” and, based on quantitative and qualitative measures, assess the need to record impairment losses on goodwill, intangible assets and our ownership interests in our partner companies when impairment indicators are present. Where impairment indicators are present, we determine the amount of the impairment charge as the excess of the carrying value over the fair value. We determine fair value based on a combination of the discounted cash flow methodology, which is based upon converting expected future cash flows to present value, and the market approach, which includes analysis of market price multiples of companies engaged in lines of business similar to the company being evaluated. The market price multiples are selected and applied to the company based on relative performance, future prospects and risk profile of the company in comparison to the guideline companies. Significant assumptions relating to future operating results must be made when estimating the future cash flows associated with these companies. Significant assumptions relating to achievement of business plan objectives and milestones must be made when evaluating whether impairment indicators are present. Should unforeseen events occur or should operating trends change significantly, additional impairment losses could occur.

Revenue

ICG Commerce may assume all or a part of a customer’s procurement function as part of sourcing arrangements. Typically, in these engagements, ICG Commerce is paid a fee based on a percentage of the amount spent by its customer’s purchasing department in the specified areas ICG Commerce manages, a fixed fee agreed upon in advance, and in many cases ICG Commerce has the opportunity to earn additional fees based on the level of savings achieved for customers. ICG Commerce recognizes fee income as earned and any additional fees as ICG Commerce becomes entitled to them. In these arrangements, ICG Commerce does not assume inventory, warranty or credit risk for the goods or services a customer purchases, but ICG Commerce does negotiate the arrangements between a customer and supplier.

CommerceQuest recognizes license revenue when a signed contract or purchase order exists, the software has been shipped or electronically delivered, the license fee is fixed or determinable, and collection of the resulting receivable is probable. CommerceQuest sells its software directly to end users, as well as through resellers. When contracts contain multiple elements wherein vendor specific objective evidence exists for all undelivered elements, CommerceQuest accounts for the delivered elements in accordance with the “Residual Method” prescribed by Statements of Position (“SOP”) No. 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.”

CommerceQuest assesses whether the fee is fixed or determinable and collection is probable at the time of the transaction. In determining whether the fee is fixed or determinable, CommerceQuest compares the payment terms of the transaction to its normal payment terms. If a significant portion of a fee is due after its normal payment terms, CommerceQuest accounts for the fee as not being fixed or determinable and recognizes revenue as the fees become due. CommerceQuest assesses whether collection is probable based on a number of factors, including the customer’s past transaction history and credit-worthiness. CommerceQuest does not request collateral from its customers. If CommerceQuest determines that collection of a fee is not probable, CommerceQuest defers the fee and recognizes revenue at the time collection becomes probable, which is generally upon receipt of cash.

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

Investor Force’s revenues are primarily derived from sales of subscriptions to Investor Force’s proprietary manager database and analytical tools. Subscriptions are generally one year in length, and revenue is recognized ratably over the subscription period.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123R, “Share-Based Payment.” SFAS No. 123R revises SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123R will require compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. This statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. We estimate that the effect on net income and earnings per share in the periods following adoption of SFAS 123R will be consistent with our pro forma disclosure under SFAS No. 123, except that estimated forfeitures will be considered in the calculation of compensation expense under SFAS No. 123R. However, the actual effect on net income and earnings per share will vary depending upon the number of grants of equity in 2005 compared to prior years. Further, we have not yet determined the actual model we will use to calculate fair value.

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

Arbinet, Blackboard and Verticalnet are our publicly-traded partner companies. Fluctuations in the price of Arbinet’s, Blackboard’s and Verticalnet’s and other future publicly-traded partner companies’ common stock are likely to affect the price of our common stock. The price of our publicly-traded partner companies common stock has been highly volatile. As of March 31, 2005, the market value of the Company’s interest in these publicly-traded partner companies was $53.4 million.

The results of operations, and accordingly the price of the common stock, of each of Blackboard, Arbinet and Verticalnet may be adversely affected by the risk factors in its SEC filings, which are publicly available at www.sec.gov.

Our business depends upon the performance of our partner companies, which is uncertain.

If our partner companies do not succeed, the value of our assets and the price of our common stock may decline. Economic, governmental, industry and company factors outside our control affect each of our partner companies. The material risks relating to our partner companies include:

•	fluctuations in the market price of the common stock of Blackboard, Arbinet and Verticalnet, our publicly-traded partner companies, which are likely to affect the price of our common stock;

•	many of our partner companies have limited operating histories, have not yet attained significant revenues and are operating at or near break-even and may not achieve profitability in the future;

•	lack of the widespread commercial use of the internet, decreased spending on information technology software and services and elongated sales cycles which may prevent our partner companies from succeeding;

•	intensifying competition for the products and services our partner companies offer, which could lead to the failure of some of our partner companies; and

•	the inability of our partner companies to secure additional financing, which may force some of our partner companies to cease or scale back operations.

Of our $276.0 million in total assets as of March 31, 2005, $49.8 million, or 18.0%, consisted of ownership interests in our private partner companies accounted for under the equity and cost methods of accounting. The carrying value of our partner company ownership interests includes our original acquisition cost, the effect of accounting for certain of our partner companies under the equity method of accounting, the effect of adjustments to our carrying value resulting from certain issuances of equity securities by our partner companies, and the effect of impairment charges recorded for the decrease in value of certain partner companies. The carrying value of our partner companies will be impaired and decrease if one or more of our partner companies do not succeed. This decline would likely affect the price of our common stock. As of March 31, 2005, the value of our publicly-traded partner companies (Blackboard, Arbinet and Verticalnet) was $53.4 million and reflected as “Marketable Securities” in our consolidated financial statements. A decline in the market value of our publicly-traded partner companies will likely cause a decline in the price of our common stock.

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

During the three months ended March 31, 2005, approximately 13% of our consolidated revenue relates to one customer. If our partner companies are not able to retain significant customers, such partner companies and our results of operation and financial position could be adversely affected.

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

Our accounting estimates with respect to the useful life and ultimate recoverability of our carrying basis, including goodwill, in our partner companies could change in the near term and the effect of such changes on the financial statements could be significant. In the first quarter of 2000, we announced several significant acquisitions that were financed principally with shares of our stock and based on the price of our stock at that time, were valued in excess of $1.0 billion. Based on our periodic review of our partner company holdings, we have recorded cumulative impairment charges of $1.3 billion to write off certain partner company holdings. As of March 31, 2005, our recorded amount of carrying basis including goodwill was not impaired, although we cannot assure that our future results will confirm this assessment. We performed our latest annual impairment test during the fourth quarter of 2004 and we will perform our next annual impairment test in the fourth quarter of 2005. It is possible that a significant write-down or write-off of partner company carrying basis, including goodwill, may be required in the future, or that a significant loss will be recorded in the future upon the sale of a partner company. A write-down or write-off of this type could cause a decline in the price of our common stock.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to equity price risks on the marketable portion of our equity securities. Our public holdings at March 31, 2005 include equity positions in companies in the technology industry sector, including Blackboard, Arbinet and Verticalnet, many of which have experienced significant historical volatility in their stock prices. A 20% adverse change in equity prices, based on a sensitivity analysis of our public holdings as of March 31, 2005, would result in an approximate $10.7 million decrease in the fair value of our public holdings.

Cash and cash equivalents, accounts receivable and accounts payable are carried at cost which approximates fair value due to the short-term maturity of these instruments. Short-term investments and marketable securities are carried at fair value. Our senior convertible notes had a fair value of approximately $63.2 million at March 31, 2005 versus a carrying value of $60.0 million. Fair value of our senior convertible notes is determined by obtaining thinly traded market quotes.

We have historically had very low exposure to changes in foreign currency exchange rates, and as such, have not used derivative financial instruments to manage foreign currency fluctuation risk.

ITEM 4. Controls and Procedures

Controls and procedures

An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that, as of March 31, 2005, our disclosure controls and procedures were effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

In May and June 2001, certain of the Company’s present directors, along with the Company, certain of its former directors, certain of its present and former officers and its underwriters, were named as defendants in nine class action complaints filed in the United States District Court for the Southern District of New York. The plaintiffs and the alleged classes they seek to represent include present and former stockholders of the Company. The complaints generally allege violations of Sections 11 and 12 of the Securities Act of 1933 and Rule 10b-5 promulgated under the Securities Exchange Act of 1934, based on, among other things, the dissemination of statements allegedly containing material misstatements and/or omissions concerning the commissions received by the underwriters of the initial public offering and follow-on public offering of the Company as well as failure to disclose the existence of purported agreements by the underwriters with some of the purchasers in these offerings to buy additional shares of the Company’s stock subsequently in the open market at pre-determined prices above the initial offering prices. The plaintiffs seek for themselves and the alleged class members an award of damages and litigation costs and expenses. The claims in these cases have been consolidated for pre-trial purposes (together with claims against other issuers and underwriters) before one judge in the Southern District of New York federal court. In April 2002, a consolidated, amended complaint was filed against these defendants which generally alleges the same violations and also refers to alleged misstatements or omissions that relate to the recommendations regarding the Company’s stock by analysts employed by the underwriters. In June and July 2002, defendants, including the Company defendants, filed motions to dismiss plaintiffs’ complaints on numerous grounds. The Company’s motion was denied in its entirety in an opinion dated February 19, 2003. In July 2003, a committee of the Company’s Board of Directors approved a proposed settlement with the plaintiffs in this matter. The settlement would provide for, among other things, a release of the Company and of the individual defendants (who had been previously dismissed without prejudice) for the wrongful conduct alleged in the amended complaint. The Company would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. Any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurers. The complete terms of the proposed settlement is on file with the Court. The Court overseeing the litigation granted preliminary approval of the settlement in February 2005 subject to a change in the terms to bar cross-claims by defendant underwriters for contribution, but not for indemnification or otherwise. The parties to the settlement have now agreed on revised language to effectuate the changes regarding contribution/indemnification claims requested by the Court and that language has been submitted to the Court. Assuming the Court accepts those revisions, notice of settlement is expected to be sent to the settlement class in or about September 2005 and a final fairness hearing on the settlement is tentatively set for January 9, 2006.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS

Number	Document
11.1	Statement Regarding Computation of Per Share Earnings (included herein at Note 6 — “Net Loss Per Share” to the Consolidated Financial Statements on Page 16).

31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNET CAPITAL GROUP, INC.

Date: May 9, 2005

	By:	/s/Anthony P. Dolanski

Name: Anthony P. Dolanski
Title: Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
(Duly Authorized Officer)

EXHIBIT INDEX

Number	Document
11.1	Statement Regarding Computation of Per Share Earnings (included herein at Note 6 “Net Loss Per Share” to the Consolidated Financial Statements on page 16).

31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.