Form 10-Q
period 2005-06-30
INTERNET CAPITAL GROUP INC
filed 2005-08-08
CIK 1085621

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005
Commission File Number 000-26929

INTERNET CAPITAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of other jurisdiction of incorporation or organization)	23-2996071 (I.R.S. Employer Identification No.)

690 Lee Road, Suite 310, Wayne, PA (Address of principal executive offices)	19087 (Zip Code)
(610) 727-6900
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐
The number of shares of the Company’s Common Stock outstanding as of August 1, 2005 was 39,232,004 shares.

INTERNET CAPITAL GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
Although we refer in this Quarterly Report on Form 10-Q to the companies in which we have acquired a convertible debt or an equity ownership interest as our “Partner Companies” and we indicate that we have a “partnership” with these companies, we do not act as an agent or legal representative for any of our Partner Companies, and we do not have the power or authority to legally bind any of our Partner Companies, and we do not have the types of liabilities in relation to our Partner Companies that a general partner of a partnership would have.
This Quarterly Report on Form 10-Q includes “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. See the subsection of Part I, Item 2 entitled “Risk Factors” for more information.
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

INTERNET CAPITAL GROUP, INC.
PARTNER COMPANIES AS OF JUNE 30, 2005
Core Operating Segment
CommerceQuest, Inc. (“CommerceQuest”)
CommerceQuest is an enterprise software and service provider that enables its customers to turn business strategies into business processes by fully integrating the work that people do with software systems that optimize business performance. CommerceQuest delivers a complete set of scalable business process management solutions that leverage existing IT investments to unite people, processes and technology in a service-based architecture.
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
Other Holdings Operating Segment
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
Co-nect, Inc. (f/k/a Simplexis.com) (“Co-nect”)
Co-nect is a provider of data-driven, K–12 professional development solutions focused on improving the quality of classroom instruction district-wide. Co-nect delivers training, tools, and resources to solve critical issues such as whole school improvement, data-informed decision-making, technology integration, and early reading failure.
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
FoodLink Online (f/k/a Agribuys, Inc.) (“FoodLink Online”)
Food Link is a provider of supply chain management software and services targeted specifically to the fresh food industry.
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
	(unaudited)
	(in thousands, except per share data)
Assets
Current Assets
Cash and cash equivalents	$56,977	$31,586
Restricted cash	1,616	999
Short-term investments	24,536	57,940
Accounts receivable, net of allowance ($885-2005; $1,129-2004)	16,626	17,922
Prepaid expenses and other current assets	10,128	5,999

Total current assets	109,883	114,446
Marketable securities	56,848	54,082
Fixed assets, net	3,178	2,185
Ownership interests in Partner Companies	50,825	49,794
Goodwill	52,348	45,196
Intangibles, net	5,203	4,705
Other	7,872	7,198

Total Assets	$286,157	$277,606

Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of other long-term debt	$964	$37
Accounts payable	8,301	10,142
Accrued expenses	11,188	12,772
Accrued compensation and benefits	5,586	7,593
Deferred revenue	13,605	7,084

Total current liabilities	39,644	37,628
Senior convertible notes (Note 8)	60,000	60,000
Other long-term debt (Note 8)	3,241	—
Long-term deferred revenue	2,070	2,243
Other liabilities	8,642	8,224
Minority interest	5,496	4,404

	119,093	112,499

Stockholders’ Equity
Preferred stock $0.01 par value; 10,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value; 2,000,000 shares authorized, 38,400 (2005) and 38,388 (2004) issued and outstanding	38	38
Additional paid in capital	3,525,686	3,525,596
Accumulated deficit	(3,407,279)	(3,405,237)
Unamortized deferred compensation	(2,878)	(3,634)
Notes receivable-stockholders	(300)	(300)
Accumulated other comprehensive income	51,797	48,644

Total stockholders’ equity	167,064	165,107

Total Liabilities and Stockholders’ Equity	$286,157	$277,606

See notes to Consolidated Financial Statements.

INTERNET CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Revenue	$12,957	$12,519	$27,372	$24,665

Operating expenses
Cost of revenue	8,264	6,716	16,301	14,150
Selling, general and administrative	9,937	8,521	20,635	17,397
Research and development	2,961	2,496	6,184	4,991
Amortization of intangibles	380	708	969	1,494
Impairment related and other	48	(7)	66	646

Total operating expenses	21,590	18,434	44,155	38,678

	(8,633)	(5,915)	(16,783)	(14,013)
Other income (loss), net	10,020	3,343	15,106	(110,396)
Interest income	625	344	1,113	571
Interest expense	(857)	(1,573)	(1,767)	(3,203)

Income (loss) before minority interest and equity loss	1,155	(3,801)	(2,331)	(127,041)
Minority interest	398	573	1,241	1,203
Equity loss	(477)	(1,625)	(952)	(2,810)

Income (loss) from continuing operations	1,076	(4,853)	(2,042)	(128,648)
Gain on discontinued operations	—	3,000	—	3,000

Net income (loss)	$1,076	$(1,853)	$(2,042)	$(125,648)

Basic and diluted income (loss) per share:
Income (loss) from continuing operations	$0.03	$(0.13)	$(0.05)	$(3.74)

Discontinued operations	—	0.08	—	0.09

	$0.03	$(0.05)	$(0.05)	$(3.65)

Shares used in computation of basic income (loss) per share	38,400	37,003	38,394	34,422

Shares used in computation of diluted income (loss) per share	38,565	37,003	38,394	34,422

See notes to Consolidated Financial Statements.

INTERNET CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2005	2004
	(in thousands)
Operating Activities
Net income (loss)	$(2,042)	$(125,648)
Adjustments to reconcile net income (loss) to cash used in operating activities
Depreciation and amortization	1,717	2,223
Impairment related and other	(39)	101
Stock-based compensation	763	517
Equity loss	952	2,810
Other (income) loss	(15,106)	110,396
Minority interest	(1,241)	(1,203)
Gain on discontinued operations	—	(3,000)
Changes in assets and liabilities, net of effect of acquisitions:
Restricted cash	448	827
Accounts receivable, net	4,952	5,651
Prepaid expenses and other assets	(6)	910
Accounts payable	(2,642)	(503)
Accrued expenses	(6,842)	(1,738)
Deferred revenue	575	(1,336)
Other liabilities	52	(6,827)

Cash used in operating activities	(18,459)	(16,820)

Investing Activities
Capital expenditures, net	(459)	(763)
Proceeds from sales of Partner Company ownership interests	1,047	22,632
Acquisitions of ownership interests in Partner Companies, net	(5,647)	(7,282)
Proceeds from sales of marketable securities	10,766	2,299
Proceeds from/(purchases of) short-term investments, net	33,404	(27,279)
Increase in cash due to consolidation of Partner Company	4,529	—

Cash provided by (used in) investing activities	43,640	(10,393)

Financing Activities
Issuance of senior convertible notes	—	60,000
Redemption of convertible subordinated notes	—	(39,541)
Repayment of long-term debt and capital lease obligations, net	(261)	(6,270)
Line of credit borrowings	162	218
Line of credit repayments	—	—
Repayment of loans from employees/stockholders	—	160
Exercise of stock options	—	—

Cash (used in) provided by financing activities	(99)	14,567
Net increase (decrease) in Cash and Cash Equivalents	25,082	(12,646)
Effect of exchange rates on Cash	309	65
Cash and Cash Equivalents at the beginning of period	31,586	77,581

Cash and Cash Equivalents at the end of period	$56,977	$65,000

     Supplemental non-cash – See Note 8.
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
2. Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The consolidated financial statements also include the following majority-owned subsidiaries for all or a portion of the periods indicated, each of which has been consolidated since the date the Company acquired majority voting control (collectively, the “Consolidated Subsidiaries”):

Three and Six Months Ended
June 30, 2005	June 30, 2004
CommerceQuest	CommerceQuest
ICG Commerce	ICG Commerce
Investor Force
     The Consolidated Balance Sheets include the following majority-owned subsidiaries:

June 30, 2005	December 31, 2004
CommerceQuest ICG Commerce Investor Force StarCite	CommerceQuest ICG Commerce
     StarCite became a consolidated Partner Company on June 8, 2005. The results of operations data from StarCite from June 8, 2005 to June 30, 2005 was not material and has not been included in the consolidated statements of operations for the three and six months ended June 30, 2005. The results of operations will be included in the consolidated statements of operations beginning July 1, 2005.
Principles of Accounting for Ownership Interests in Partner Companies
     The various interests that the Company acquires in its Partner Companies are accounted for under three methods: the consolidation method, the equity method and the cost method. The applicable accounting method is generally determined based on the Company’s voting interest in a Partner Company.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
2. Significant Accounting Policies – (Continued)
Consolidation. Partner Companies in which the Company directly or indirectly owns more than 50% of the outstanding voting securities, and for which other shareholders do not possess the right to affect significant management decisions, are accounted for under the consolidation method of accounting. Under this method, a Partner Company’s balance sheet and results of operations are reflected within the Company’s Consolidated Financial Statements. All significant intercompany accounts and transactions have been eliminated. Participation of other Partner Company stockholders in the net assets and in the earnings or losses of a consolidated Partner Company is reflected in the caption “Minority interest” in the Company’s Consolidated Balance Sheet and Statements of Operations. Minority interest adjusts the Company’s consolidated results of operations to reflect only the Company’s share of the earnings or losses of the consolidated Partner Company. The results of operations and cash flows of a consolidated Partner Company are included through the latest interim period in which the Company owned a greater than 50% direct or indirect voting interest for the entire interim period or otherwise exercised control over the Partner Company. Upon dilution of control below 50%, the accounting method is adjusted to the equity or cost method of accounting, as appropriate, for subsequent periods.
Equity Method. Partner Companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to a Partner Company depends on an evaluation of several factors, including, among others, representation on the Partner Company’s Board of Directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the Partner Company, including voting rights associated with the Company’s holdings in common stock, preferred stock and other convertible instruments in the Partner Company. Under the equity method of accounting, a Partner Company’s accounts are not reflected within the Company’s Consolidated Balance Sheets and Statements of Operations; however, the Company’s share of the earnings or losses of the Partner Company is reflected in the caption “Equity loss” in the Consolidated Statements of Operations. The carrying value of equity method Partner Companies is reflected in “Ownership interests in Partner Companies” in the Company’s Consolidated Balance Sheets.
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

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. Significant Accounting Policies — (Continued)
Restricted Cash
The Company considers cash legally restricted and held as a compensating balance for letter of credit arrangements as restricted cash. At June 30, 2005 and December 31, 2004, restricted cash was held primarily in money market accounts. Long-term restricted cash of $0.8 million at June 30, 2005 and $0.9 million at December 31, 2004 is included in “Other” assets on the Company’s Consolidated Balance Sheets.
Short-term Investments
Short-term investments are debt securities, principally commercial paper and certificates of deposit, maturing in less than one year, are classified as available for sale and are recorded at market value using the specific identification method. Short-term investments consisted of $24.5 million in commercial paper at June 30, 2005. Short-term investments consisted of $53.9 million in commercial paper and $4.0 million in certificates of deposit at December 31, 2004. All of the short-term investments mature in 2005.
Concentration of Customer Base and CreditRisk
Approximately 13% of the Company’s revenue for the three and six months ended June 30, 2005, related to one customer of ICG Commerce. Accounts receivable from this customer at June 30, 2005 were $1.4 million.
Accounts Receivable/Accounts Payable
ICG Commerce provides services in which it manages the transaction between its customer and a third party supplier. In these transactions, ICG Commerce is responsible for paying the supplier for the full cost of the goods or services and the customer is responsible for paying ICG Commerce an amount, which is generally ICG Commerce’s cost plus a transaction fee, for the goods or services. ICG Commerce is typically responsible for paying the supplier independent of when and if ICG Commerce receives payment from its customer. ICG Commerce receives payment directly from its customer. ICG Commerce records the gross amount of the associated receivables and payables on the accompanying Consolidated Balance Sheets. However, ICG Commerce records the net amount of the transaction fee as revenue on the accompanying Consolidated Statements of Operations. As of June 30, 2005 and December 31, 2004, accounts receivable included approximately $5.3 million and $8.5 million, respectively, and accounts payable included $1.9 million and $4.6 million, respectively, related to such transactions.
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
2. Significant Accounting Policies — (Continued)
The following table illustrates the effect on the Company’s net income (loss) and net income (loss) per share as if the fair value based method had been applied to all outstanding and unvested awards:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(unaudited)
	(in thousands)
Net income (loss), as reported	$1,076	$(1,853)	$(2,042)	$(125,648)
Add stock-based employee compensation expense included in reported net income (loss)	359	426	763	706
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards	(1,590)	(2,144)	(3,382)	(4,115)

Pro forma net loss	$(155)	$(3,571)	$(4,661)	$(129,057)

Basic and diluted net income (loss) per share, as reported	$0.03	$(0.05)	$(0.05)	$(3.65)
Pro forma basic and diluted net income (loss) per share	$(0.00)	$(0.10)	$(0.12)	$(3.73)
The per share weighted-average fair value of options issued by the Company during the three and six months ended June 30, 2005 and 2004 was $3.18 and $4.04 and $5.75 and $6.49, respectively.
The following assumptions were used to determine the fair value of stock options granted to employees by the Company for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Volatility	60%	131.44%	60-70%	131.44-132.99%
Average expected option life	6.25 years	3 years	6.25 years	3 years
Risk-free interest rate	4.13%	2.33%	3.91-4.13%	2.26-2.33%
Dividend yield	0.0%	0.0%	0.0%	0.0%
The Company also includes its share of its Partner Companies’ SFAS No. 123 pro forma expense in the Company’s SFAS No. 123 pro forma expense. The methods used by the Partner Companies included the minimum value method for private Partner Companies and the Black-Scholes method for public Partner Companies.
In July 2005, the Company issued 0.8 million shares of restricted stock valued at $5.7 million to be expensed through November 2008. The restricted stock vests over the next three years and three months.
In July 2005, the Company issued 3.6 million stock appreciation rights (“SAR’s”) at a base price of $7.34. The SAR’s vest over four years and will be subject to variable accounting from their grant date in July 2005 through the Company’s adoption of SFAS No. 123R on January 1, 2006.
Recent Accounting Pronouncements
In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. The Company estimates that the effect on net loss and loss per share in the periods following adoption of SFAS No. 123R will be consistent with our pro forma disclosure under SFAS No. 123, except that estimated forfeitures will be considered in the calculation of compensation

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. Significant Accounting Policies — (Continued)
expense under SFAS No. 123R. However, the actual effect on net loss and loss per share will vary depending upon the number of grants of equity in 2005 compared to prior years. Further, the Company has not yet determined the actual model it will use to calculate fair value. This statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005 and accordingly, the Company will adopt SFAS No. 123R on January 1, 2006.
3. Ownership interests in Partner Companies, Goodwill and Intangibles, net
The following table summarizes the Company’s goodwill and intangibles, net, ownership interests in Partner Companies and impairments by method of accounting.

	June 30,	December 31,
	2005	2004
	(unaudited)
	(in thousands)
Goodwill	$52,348	$45,196
Other intangibles	5,203	4,705

	$57,551	$49,901

Ownership interests in Partner Companies — Equity Method	$46,989	$45,451
Ownership interests in Partner Companies — Cost Method	3,836	4,343

	$50,825	$49,794

As of June 30, 2005 and December 31, 2004, all of the Company’s goodwill was allocated to the Core segment.
Intangible assets, net are shown in the tables below:

		As of June 30, 2005
		(in thousands)
	Useful	Gross Carrying	Accumulated	Net Carrying
Intangible Assets	Life	Amount	Amortization	Amount
Technology	1.5-5 years	$23,322	$(20,163)	$3,159
Customer lists	5 years	1,298	—	1,298
Tradename	Indefinite	746	—	746

		$25,366	$(20,163)	$5,203

		As of December 31, 2004
		(in thousands)
	Useful	Gross Carrying	Accumulated	Net Carrying
Intangible Assets	Life	Amount	Amortization	Amount
Technology	2-5 years	$23,190	$(19,231)	$3,959
Tradename	Indefinite	746	—	746

		$23,936	$(19,231)	$4,705

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Ownership interests in Partner Companies, Goodwill and Intangibles, net — (Continued)
Amortization expense for intangible assets during the three and six months ended June 30, 2005 and 2004 was $0.4 million and $1.0 million and $0.7 million and $1.5 million, respectively. Estimated amortization expense for the fiscal year ending December 31, 2005 and succeeding fiscal years is as follows (in thousands):

2005 (remainder)	$1,230
2006	1,410
2007	1,224
2008	593

$4,457

Acquisitions
During 2005, the Company acquired majority ownership positions in two Partner Companies, which were accounted for under the purchase method of accounting. The purchase price, including the carrying value of the ownership interest for Partner Companies previously accounted for under the equity method, have been allocated to the assets and the liabilities based upon their fair values at the date of the acquisition. The increase in goodwill and other intangibles is due to the consolidation of Investor Force and StarCite. As the Company has not completed the allocation of purchase price for Investor Force and StarCite, the allocation could be adjusted. The assets and liabilities for these acquisitions were allocated as follows:

	Investor Force	StarCite
	(in thousands)
Net Assets Acquired
Goodwill	$2,418	$4,734
Other intangible assets	$11	$1,373
Other net liabilities	$(499)	$(2,897)
Presented here is unaudited selected pro forma financial information had the Company consolidated StarCite for the six months ended June 30, 2005. Revenue, net income (loss) and net income (loss) per share would have been $34.8 million, $(2.1) million and $(0.05) per share, respectively. Had the Company consolidated Investor Force and StarCite for the six months ended June 30, 2004, revenue, net loss and net loss per share would have been $32.9 million, $(127.1) million and $(3.69) per share, respectively.
Impairments
The Company recorded no impairments for the three and six months ended June 30, 2005 and 2004.
Equity Method Companies
The following unaudited summarized financial information relates to the nine Partner Companies accounted for under the equity method of accounting at June 30, 2005 (voting ownership %):
Core — CreditTrade (30%), Freeborders (48%), GoIndustry (54%), LinkShare (40%) Marketron (38%) and Starcite (61%). Although the Company’s ownership percentage in GoIndustry exceeds 50% at June 30, 2005, the Company has not consolidated their financial statements due to the existence of certain minority voting rights in accordance with Emerging Issues Task Force (“EITF”) No. 96-16, “Investor’s Accounting for an Investee When an Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights.” In June 2005, the Company increased its ownership in StarCite to 61% and began consolidating StarCite at June 30, 2005. Accordingly, StarCite is excluded from the balance sheet data presented below, but included for the three and six months results of operations data.
Other Holdings — ComputerJobs.com (46%), Co-nect (36%) and eCredit (31%).

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Ownership interests in Partner Companies, Goodwill and Intangibles, net — (Continued)
Balance Sheets

	As of June 30, 2005
	Core	Other Holdings	Total
	(unaudited)
	(in thousands)
Cash, cash equivalents and short-term investments	$50,302	$7,872	$58,174
Other current assets	61,922	2,648	64,570
Non-current assets	91,706	3,993	95,699

Total assets	$203,930	$14,513	$218,443

Current maturities of long-term debt	$5,541	$1,103	$6,644
Other current liabilities	75,893	8,746	84,639
Long-term debt	8,675	3,693	12,368
Other non-current liabilities	3,896	15	3,911
Stockholders’ equity	109,925	956	110,881

Total liabilities and stockholders’ equity	$203,930	$14,513	$218,443

Total carrying value	$46,211	$778	$46,989

	As of December 31, 2004
	Core	Other Holdings	Total
	(in thousands)
Cash and cash equivalents	$41,762	$12,139	$53,901
Other current assets	44,983	3,745	48,728
Other non-current assets	96,320	2,202	98,522

Total assets	$183,065	$18,086	$201,151

Current maturities of long-term debt	$5,700	$1,592	$7,292
Current liabilities	52,896	8,851	61,747
Long-term debt	8,937	3,452	12,389
Non-current liabilities	5,113	—	5,113
Stockholders’ equity	110,419	4,191	114,610

Total liabilities and stockholders’ equity	$183,065	$18,086	$201,151

Total carrying value	$44,580	$871	$45,451

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Ownership interests in Partner Companies, Goodwill and Intangibles, net — (Continued)
Results of Operations

	Three Months Ended June 30, 2005			Six Months Ended June 30, 2005
	Core	Other Holdings	Total	Core	Other Holdings	Total
	(unaudited)
	(in thousands)
Revenue	$55,058	$5,493	$60,551	$102,958	$11,093	$114,051

Net income (loss)	$790	$(995)	$(205)	$759	$(3,196)	$(2,437)

Components of equity loss:
Core/Other Holdings	$(437)	$(40)	$(477)	$(859)	$(93)	$(952)

	Three Months Ended June 30, 2004			Six Months Ended June 30, 2004
	Core	Other Holdings	Total	Core	Other Holdings	Total
	(unaudited)
	(in thousands)
Revenue	$39,257	$5,372	$44,629	$78,178	$11,058	$89,236

Net income (loss)	$(815)	$(1,616)	$(2,431)	$(45)	$(2,785)	$(2,830)

Components of equity loss:
Core/Other Holdings	$(1,396)	$(18)	$(1,414)	$(1,762)	$(57)	$(1,819)

Public Partner Companies			—			(436)
Other Partner Companies			(211)			(555)

Total equity loss			$(1,625)			$(2,810)

Warrants
The estimated fair value of warrants held in Partner Companies was approximately $3.3 million and $1.7 million at June 30, 2005 and December 31, 2004, respectively. The value of the Company’s warrants is included in “Other” assets in the Company’s Consolidated Balance Sheets. Gains on the fair value of all outstanding warrants was $1.0 million and $1.5 million for the three and six months ended June 30, 2005, respectively. During the three and six months ended June 30, 2004, the fair value of all outstanding warrants increased $1.7 million, principally as the result of the initial public offering of Blackboard and the Company exercised warrants with a value of $0.2 million. These gains are included in “Other income (loss), net” on the Company’s Consolidated Statements of Operations.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. Marketable Securities
Marketable securities represent the Company’s holdings in equity securities. The cost, unrealized holding gains/(losses), and fair value of marketable securities at June 30, 2005 and December 31, 2004 were as follows:

			Unrealized
	Common Shares		Holding	Fair
	Owned	Cost	Gains/(Losses)	Value
	(in thousands, except shares)
June 30, 2005
Blackboard	2,223,777	$590	$52,603	$53,193
Arbinet	231,128	1,175	373	1,548
Verticalnet	2,917,794	3,135	(1,092)	2,043
Other		106	(42)	64

		$5,006	$51,842	$56,848

December 31, 2004
Blackboard	2,923,777	$775	$42,526	$43,301
Arbinet	231,128	1,175	4,564	5,739
Verticalnet	2,917,794	3,135	1,563	4,698
Other		107	237	344

		$5,192	$48,890	$54,082

The amounts reflected as the Company’s cost for Blackboard, Arbinet and Verticalnet was the carrying value on the date these Partner Companies converted to marketable securities. During the three and six months ended June 30, 2005, the Company sold 437,000 shares and 700,000 shares of Blackboard for proceeds of $6.3 million and $10.7 million, respectively. Additionally, a receivable of $2.3 million is included in “Prepaid expenses and other current assets” in the Company’s Consolidated Balance Sheets at June 30, 2005, for a June 2005 trade that settled in July 2005. The gains on the Blackboard sales for the three and six months ended June 30, 2005, of $8.5 million and $12.9 million, respectively, is reflected in “Other income (loss), net” in the Company’s Consolidated Statements of Operations.
During the three months ended June 30, 2004, the Company recorded a $1.6 million impairment charge for the other than temporary decline in the fair market value of Universal Access Global Holdings Inc. which is included in “Other Income (loss), net” in the Company’s Consolidated Statement of Operations.
5. Income Taxes
At June 30, 2005, the Company had net operating loss carry forwards of approximately $415 million that may be used to offset future taxable income. Approximately $397 million of these carry forwards are subject to significant limitations on their utilization due to ownership changes experienced by the Company and certain consolidated Partner Companies. The annual limitation on the utilization of net operating loss carry forwards is approximately $13 million. If the Company does not have sufficient taxable income to use the $13 million annual limitation, the difference is available to the Company for utilization in subsequent years. These carry forwards expire between 2008 and 2024. Additional limitations on the utilization of these carry forwards may be imposed if the Company experiences another change in ownership.
A valuation allowance has been provided for the Company’s net deferred tax asset as the Company believes, after evaluating all positive and negative evidence, historical and prospective, that it is more likely than not that these benefits will not be realized.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6. Net Income (Loss) per Share
The calculations of Net Income (Loss) per Share were:
     The calculations of net income (loss) per share were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(unaudited)
	(in thousands, except per share data)
Basic and Diluted:
Income (loss) from continuing operations	$1,076	$(4,853)	$(2,042)	$(128,648)
Income on discontinued operations	—	3,000	—	3,000

Net Income (loss)	$1,076	$(1,853)	$(2,042)	$(125,648)

Basic weighted average common shares outstanding	38,400	37,003	38,394	34,422

Diluted weighted average common shares outstanding	38,565	37,003	38,394	34,422

Income (loss) from continuing operations	$0.03	$(0.13)	$(0.05)	$(3.74)
Income (loss) on discontinued operations	—	0.08	—	0.09

Net income (loss) per share	$0.03	$(0.05)	$(0.05)	$(3.65)

The diluted weighted average shares outstanding calculation primarily included approximately 99,000 shares of restricted stock and approximately 65,000 of stock options.
The following dilutive securities were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive:

		Weighted Average
	Shares	price per share
Three months ended June 30, 2005
Stock options	625,894	$42.93
Stock options (exercised with partial recourse loans )	756,128	$41.70
Senior convertible notes	6,587,621	$9.11

Six months ended June 30, 2005
Stock options	726,793	$37.26
Stock options (exercised with partial recourse loans)	766,128	$41.70
Restricted stock	603,987	$—
Senior convertible notes	6,587,621	$9.11
Warrants	21,950	$46.47

Three and six months ended June 30, 2004
Stock options	794,169	$30.82
Stock options (exercised with partial recourse loans)	756,128	$41.70
Restricted stock	297,826	$—
Senior convertible notes	6,587,621	$9.11
Warrants	26,521	$189.27

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(unaudited)
	(in thousands)
Net income (loss)	$1,076	$(1,853)	$(2,042)	$(125,648)
Other comprehensive income (loss):
Unrealized holding gains (losses) in marketable securities	12,076	55,598	15,819	59,245
Reclassification adjustments/realized net gains on marketable securities	(8,537)	(627)	(12,867)	(627)
Other accumulated other comprehensive income	128	—	201	—

Comprehensive income (loss)	$4,743	$53,118	$1,111	$(67,030)

8. Debt
Senior Convertible Notes
In April 2004, the Company issued $60.0 million of senior convertible notes. The notes bear interest at an annual rate of 5%, payable semi-annually, and mature in April 2009. The notes are convertible at the option of the holder, at any time on or before maturity into shares of the Company’s common stock at a conversion price of $9.108 per share. Additionally, subsequent to October 8, 2004, provided that at the time of redemption the Company is in compliance with certain other requirements, the notes may be redeemed by the Company if the Company’s closing stock price exceeds $15.94 per share for at least 20 out of 30 consecutive trading days. The Company recorded interest expense of $0.7 million and $1.4 million for the three and six months ended June 30, 2005 and $0.7 million for the three and six months ended June 30, 2004 related to these notes. Deferred financing fees related to the senior convertible notes of $1.8 million are being amortized over the life of the notes. Included in “Other assets” in the accompanying Consolidated Balance Sheets at June 30, 2005 and December 31, 2004 were $1.3 million and $1.5 million, respectively, of deferred financing fees. The Company expensed $0.1 million and $0.2 million, respectively, relating to these fees in the three and six months ended June 30, 2005 and $0.1 million for the three and six months ended June 30, 2004.
Convertible Subordinated Notes
In December 1999, the Company issued $566.3 million of convertible subordinated notes. The notes bore interest at an annual rate of 5.5% and were scheduled to mature in December 2004. From 2001 through March 31, 2004, the Company repurchased and extinguished $527.2 million of the original $566.3 million face value of convertible notes for $89.8 million in cash and 23.2 million shares of the Company’s common stock in a series of separate transactions. As of March 31, 2004, the remaining balance of the convertible notes was $39.1 million. In June 2004, the Company redeemed for cash the remaining $39.1 million face value of convertible notes for $39.5 million, recognizing a $0.4 million loss on the early redemption included in “Other income (loss), net” in the Company’s Consolidated Statements of Operations.

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
The Company recorded interest expense of $0.5 million and $1.6 million, respectively, during the three and six months ended June 30, 2004, related to these notes. Additionally, the Company recorded an expense of $0.3 million and $0.6 million related to deferred financing fees for the three and six months ended June 30, 2004.
Loan and Credit Agreements
On September 30, 2002, the Company entered into a loan agreement with Comerica Bank to provide for the issuance of letters of credit (the “Loan Agreement”). The Loan Agreement provided for issuances of letters of credit up to $20 million subject to a cash-secured borrowing base as defined by the Loan Agreement. The Loan Agreement was extended to December 14, 2005, and the maximum amount of letters of credit authorized to be issued was reduced to $10 million. Issuance fees of 0.50% per annum of the face amount of each letter of credit will be paid to Comerica Bank subsequent to issuance. The Loan Agreement also is subject to a 0.25% per annum unused commitment fee payable to the bank quarterly. No amounts were outstanding at June 30, 2005 or December 31, 2004.
Other Debt
At June 30, 2005, StarCite has other debt of $4.1 million which principally consists of notes payable of $3.0 million that bear interest at an annual rate of 6.0% and mature in May 2009.
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

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9. Discontinued Operations
During June 2004, the Company received additional proceeds from the sale of the assets of Delphion, Inc. of $3.0 million after expiration of an indemnification period. The gain is reflected in “Gain on discontinued operations” in the Company’s Consolidated Statements of Operations.
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
Approximately 19% and 18% of the Company’s consolidated revenue for the three and six months ended June 30, 2005, and 17% and 21% for the three and six months ended June 30, 2004, respectively, relates to sales generated in Germany. Approximately 4% and 5% of the Company’s consolidated revenue for the three and six months ended June 30, 2005, and 5% and 11% for the three and six months ended June 30, 2004, respectively, relates to sales generated in the United Kingdom. The remainder of the Company’s consolidated revenue for the three and six months ended June 30, 2005 and 2004, relates to sales generated in the United States. As of June 30, 2005 and December 31, 2004, the Company’s assets were primarily located in the United States.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
10. Segment Information – (Continued)
The following summarizes the selected information related to the Company’s segments.

Segment Information
(in thousands)
				Reconciling Items
				Discontinued
		Other	Total	Operations and				Consolidated
	Core	Holdings	Segment	Dispositions	Corporate	Other		Results
Three Months Ended June 30, 2005
Revenues	$12,957	$—	$12,957	$—	$—	$—		$12,957
Net income (loss)	$(5,550)	$(40)	$(5,590)	$—	$(3,482)	$10,148	*	$1,076
Assets	$152,745	$4,614	$157,359	$—	$128,798	$—		$286,157
Capital expenditures	$(166)	$—	$(166)	$—	$(61)	$—		$(227)

Three Months Ended June 30, 2004
Revenues	$12,519	$—	$12,519	$—	$—	$—		$12,519
Net loss	$(4,303)	$(18)	$(4,321)	$2,789	$(4,237)	$3,916	*	$(1,853)
Assets	$146,163	$8,440	$154,603	$1,317	$142,513	$—		$298,433
Capital expenditures	$(489)	$—	$(489)	$—	$(137)	$—		$(626)

Six Months Ended June 30, 2005
Revenues	$27,372	$—	$27,372	$—	$—	$—		$27,372
Net income (loss)	$(10,624)	$(93)	$(10,717)	$—	$(7,503)	$16,178	*	$(2,042)
Assets	$152,745	$4,614	$157,359	$—	$128,798	$—		$286,157
Capital expenditures	$(336)	$—	$(336)	$—	$(123)	$—		$(459)

Six Months Ended June 30, 2004
Revenues	$24,665	$—	$24,665	$—	$—	$—		$24,665
Net income (loss)	$(8,922)	$(57)	$(8,979)	$2,009	$(9,394)	$(109,284)	*	$(125,648)
Assets	$146,163	$8,440	$154,603	$1,317	$142,513	$—		$298,433
Capital expenditures	$(624)	$—	$(624)	$—	$(139)	$—		$(763)

*	Other reconciling items to net income (loss) are as follows:

	Three Months Ended June30,		Six Months Ended June 30,
	2005	2004	2005	2004
Minority interest	$398	$573	$1,241	$1,203
Other income (loss) (Note 12)	9,750	3,343	14,937	(110,487)

	$10,148	$3,916	$16,178	$(109,284)

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11. Parent Company Financial Information
Parent company financial information is provided to present the financial position and results of operations of the Company and its wholly-owned subsidiaries as if the Partner Companies accounted for under the consolidation method of accounting were accounted for under the equity method of accounting for all applicable periods presented. The Company’s share of the consolidated Partner Companies’ losses is included in “Equity loss” in the Parent Company Statements of Operations for all periods presented based on the Company’s ownership percentage in each period. The carrying value of the consolidated companies as of June 30, 2005 and December 31, 2004 is included in “Ownership interests in Partner Companies” in the Parent Company Balance Sheets.
Parent Company Balance Sheets

	As of June 30, 2005	As of December 31, 2004
	(unaudited)
	(in thousands)
Assets
Cash and cash equivalents	$36,138	$9,345
Short-term investments	24,536	57,940
Other current assets	4,963	1,837

Current assets	65,637	69,122
Ownership interests in Partner Companies	105,913	105,428
Marketable securities	56,848	54,082
Other	6,329	6,407

Total assets	$234,727	$235,039

Liabilities and stockholders’ equity
Current liabilities	$7,663	$9,932
Senior convertible notes	60,000	60,000
Stockholders’ equity	167,064	165,107

Total liabilities and stockholders’ equity	$234,727	$235,039

Parent Company Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(unaudited)
	(in thousands)
Revenue	$—	$—	$—	$—
Operating expenses
General and administrative	3,201	3,006	6,775	6,349
Impairment related and other	—	—	—	546

Total operating expenses	3,201	3,006	6,775	6,895

	(3,201)	(3,006)	(6,775)	(6,895)
Other income (loss), net	9,750	6,344	14,937	(107,487)
Interest expense, net	(281)	(1,231)	(728)	(2,499)

Income (loss) before equity loss	6,268	2,107	7,434	(116,881)
Equity loss	(5,192)	(3,960)	(9,476)	(8,767)

Net income (loss)	$1,076	$(1,853)	$(2,042)	$(125,648)

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11. Parent Company Financial Information – (Continued)
Parent Company Statements of Cash Flows

	Six Months Ended June 30,
	2005	2004
	(unaudited)
	(in thousands)
Operating Activities
Net income (loss)	$(2,042)	$(125,648)
Adjustments to reconcile net income (loss) to cash used in operating activities
Depreciation and amortization	63	29
Stock-based compensation	756	517
Equity loss	9,476	8,767
Other income (loss)	(14,937)	107,487
Changes in assets and liabilities, net of effect of acquisitions:
Restricted cash	—	850
Prepaid expenses and other assets	828	1,142
Accounts payable	38	53
Accrued expenses	(2,306)	(592)

Net cash used in operating activities	(8,124)	(7,395)

Investing Activities
Capital expenditures, net	(123)	(139)
Proceeds from sales of ownership interests in Partner Companies	1,047	22,632
Acquisitions of ownership interests in Partner Companies	(10,177)	(17,610)
Proceeds from sales of marketable securities	10,766	2,299
Proceeds from / (purchases of) short-term investments, net	33,404	(27,279)

Net cash provided by (used in) investing activities	34,917	(20,097)

Financing Activities
Issuance of senior convertible notes	—	60,000
Redemption of convertible subordinated notes	—	(39,541)
Repayment of loans from employees/stockholders	—	160

Net cash provided by financing activities	—	20,619

Net decrease in Cash and Cash Equivalents	26,793	(6,873)
Cash and cash equivalents at beginning of period	9,345	49,771

Cash and Cash Equivalents at end of period	$36,138	$42,898

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12. Other Income (Loss), Net
Other income (loss), net consists of the effect of transactions and other events incidental to the Company’s ownership interests in its Partner Companies and its operations in general.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(unaudited)
	(in thousands)
Income (loss) arising from:
Debt extinguishments – Note 8	$—	$(599)	$—	$(133,158)
Sales of Marketable securities – Note 4	8,538	—	12,868	—
Warrants – Note 3	1,047	1,706	1,529	1,786
Sales of Partner Companies	165	2,921	540	21,877
Impairments of SFAS 115 securities – Note 4	—	(1,612)	—	(1,612)
Settlement of Consolidated Partner Company debt -Note 8	—	1,593	—	1,593
Other	—	(666)	—	(973)

	9,750	3,343	14,937	(110,487)

Total other income (expense) for Consolidated Partner Companies	270	—	169	91

	$10,020	$3,343	$15,106	$(110,396)

During the three and six months ended June 30, 2005 and 2004, the Company sold its ownership interests in various Partner Companies in exchange for cash and contingent consideration. The gain of $0.5 million in the six months ended June 30, 2005 primarily relates to the sale of ClearCommerce Corporation, iSky, Inc. (“iSky”) and Syncra Systems, Inc. The gain of $21.9 million in 2004 relates to the sale of the Company’s ownership interests in eMerge Interactive, Inc., Onvia.com, Inc. and iSky.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth elsewhere in this Quarterly Report on Form 10-Q and the risks discussed in our other SEC filings. The following discussion should be read in conjunction with our audited Consolidated Financial Statements and related notes thereto included in this Quarterly Report on Form 10-Q.
Although we refer in this Quarterly Report on Form 10-Q to companies in which we have acquired a convertible debt or an equity ownership interest as our “partner companies” and indicate that we have a “partnership” with these companies, we do not act as an agent or legal representative for any of our partner companies, we do not have the power or authority to legally bind any of our partner companies, and we do not have the types of liabilities in relation to our partner companies that a general partner of a partnership would have.
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
Introduction
The Consolidated Financial Statements include the consolidated accounts of Internet Capital Group, Inc., a company incorporated in Delaware, and its subsidiaries, both wholly-owned and consolidated (Internet Capital Group, Inc. and all such subsidiaries, are hereinafter referred to as “we,” “ICG,” the “Company” or “Internet Capital Group”) and have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”).
The Company builds and owns Internet software and services companies that drive business productivity and reduce transaction costs between firms. The Company devotes its expertise and capital to maximizing the success of these platform companies that are delivering software and service applications to customers worldwide. The various interests that we acquire in our partner companies are accounted for under one of three accounting methods: the consolidation method, the equity method or the cost method. The applicable accounting method is generally determined based on our voting interest in a partner company. Generally, if we own more than 50% of the outstanding voting securities of a partner company, and for which other shareholders do not possess the right to affect significant management decisions, a partner company’s accounts are reflected within our consolidated financial statements. Generally, if we own between 20% and 50% of the outstanding voting securities, a partner company’s accounts are not reflected within our consolidated financial statements; however, our share of the earnings or losses of the partner company is reflected in the caption “Equity loss” in our consolidated statements of operations. Partner companies not accounted for under either the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, our share of the earnings or losses of these companies is not included in our consolidated statements of operations.
Information for all periods presented below reflects the grouping of ICG partner companies into two segments, consisting of the Core segment and the Other Holdings segment. The Core operating segment includes those partner companies in which the Company’s management takes a very active role in providing strategic direction and management assistance (“Core”). The Other Holdings operating segment includes holdings in companies where, in general, we provide less operational support, we do not have a controlling ownership stake and the partner company is managed to provide the greatest near-term stockholder value (“Other Holdings”). From time to time, partner companies are disposed of by ICG or cease operations. For presentational purposes, the partner companies included within the segments as of June 30, 2005, are consistently the same 24 partner companies for the three months ended June 30, 2005 and 2004 periods.
Income from continuing operations for the three months ended June 30, 2005 totaled $1.1 million and included net benefits totaling $9.8 million principally of gains on the disposition of marketable securities and warrant valuations.

Loss from continuing operations for the three months ended June 30, 2004 totaled $4.9 million and included net benefits totaling $3.9 million principally of gains on extinguishment of interest on debt at one of our consolidated partner companies, partner company dispositions and warrant valuation offset principally by losses on the write-down of marketable securities.
Liquidity and Capital Resources
The following table summarizes certain balance sheet information for the parent company, Internet Capital Group, Inc. and its consolidated subsidiaries:
Summary of Liquidity

	June 30, 2005			December 31, 2004
	ICG Parent			ICG Parent
	Company	Consolidated		Company	Consolidated
	Level	Subsidiaries	Total	Level	Subsidiaries	Total
	(in thousands)
Cash and cash equivalents	$36,138	$20,839	$56,977	$9,345	$22,241	$31,586
Restricted Cash (1)	—	1,616	1,616	—	999	999
Short-term investments	24,536	—	24,536	57,940	—	57,940

	$60,674	$22,455	$83,129	$67,285	$23,240	$90,525

Marketable securities	$56,848	$—	$56,848	$54,082	$—	$54,082

Senior convertible notes due April 2009	$(60,000)	$—	$(60,000)	$(60,000)	$—	$(60,000)

(1)	Restricted cash at June 30, 2005 and December 31, 2004 does not include $798 and $893, respectively, of long-term restricted cash included in “Other” assets on the Company’s Consolidated balance sheets.
We believe existing cash, cash equivalents and short-term investments and proceeds from the potential sales of all or a portion of our interests in certain marketable securities and partner companies to be sufficient to fund our cash requirements for the foreseeable future, including future commitments to existing partner companies, debt obligations and general operations requirements. At June 30, 2005, as well as the date of this filing, we were not obligated for any significant funding and guarantee commitments to existing partner companies.
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

Consolidated working capital decreased to $70.2 million at June 30, 2005 from $76.8 million at December 31, 2004 primarily due to operating losses.
Summary of Statements of Cash Flows

	Six Months Ended June 30,
	2005	2004
	(in thousands)
Net cash used in operating activities	$(18,459)	$(16,820)
Net cash provided by (used in) investing activities	$43,640	$(10,393)
Net cash (used in) provided by financing activities	$(99)	$14,567
Net cash used in operating activities was approximately $18.5 million for the six months ended June 30, 2005, compared to $16.8 million during the comparable 2004 period. The increase in cash used in operating activities is primarily the result of the increased losses due to an additional consolidated partner company in the 2005 period.
Net cash provided by investing activities for the six months ended June 30, 2005 was $43.6 million versus net cash used in investing activities of $10.4 million during the comparable 2004 period. The increase in cash provided by investing activities is primarily due to maturities of short-term investments, net of $33.4 million and sales of marketable securities of $10.8 million versus purchases of short-term investments of $27.3 million and acquisitions of ownership interests in partner companies of $7.3 million offset by proceeds from sales of partner company ownership interests of $22.6 million in the comparable 2004 period.
Net cash provided by financing activities decreased $14.7 million for the six months ended June 30, 2005 versus 2004. The decrease in cash provided by financing activities is principally due to the issuance of senior convertible notes of $60.0 million offset by the redemption of convertible subordinated notes of $39.5 million and the repayment of other long-term debt and capital lease obligations of $6.3 million in 2004.
We and our consolidated subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. We do not expect the ultimate liability with respect to these actions will materially affect our financial position or cash flows.
Contractual Cash Obligations and Commercial Commitments
At June 30, 2005, due to increased ownership at StarCite and Investor Force, we have increased our contractual cash obligations and commercial commitments by $4.2 million as compared to the information that is disclosed in our December 31, 2004 Form 10-K.
Off-Balance Sheet Arrangements
We are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Our Partner Companies
As of June 30, 2005, we owned interests in 24 partner companies that are categorized below based on segment and method of accounting.

CORE PARTNER COMPANIES (%Voting Interest)
Consolidated	Equity	Cost
CommerceQuest (87%)	CreditTrade (30%)
ICG Commerce (75%)	Freeborders (48%)
Investor Force (54%)	GoIndustry (54%)
LinkShare (40%)
Marketron (38%)
StarCite (61%) (1)

OTHER HOLDINGS COMPANIES (%Voting Interest)
Consolidated	Equity	Cost
	ComputerJobs.com (46%)	Anthem (9%)
	Co-nect (36%)	Arbinet (2)
	eCredit (31%)	Axxis (9%)
Blackboard (3)
Captive Capital (5%)
Emptoris (7%)
Entegrity Solutions (2%)
FoodLink Online (19%)
Jamcracker (2%)
Tibersoft (5%)
Traffic.com (3%)
Verticalnet (4)

(1)	We accounted for StarCite under the equity method of accounting for the three months ended June 30, 2005. In June 2005, we increased our ownership in StarCite and consolidated StarCite’s balance sheet at June 30, 2005. Effective July 1, 2005, we will consolidate StarCite’s statements of operations and cash flows.

(2)	As of June 30, 2005, we own 231,128 shares of Arbinet (see “Note 4 — Marketable Securities” to Consolidated Financial Statements.)

(3)	As of June 30, 2005, we own 2,223,777 shares of Blackboard (see “Note — 4 Marketable Securities” to Consolidated Financial Statements.)

(4)	As of June 30, 2005, we own 2,917,794 shares of Verticalnet (see “Note — 4 Marketable Securities” to Consolidated Financial Statements.)

Results of Operations
The following summarizes the unaudited selected financial information related to our segments. Each segment includes the results of our consolidated partner companies and records our share of the earnings and losses of partner companies accounted for under the equity method of accounting. The partner companies included within the segments are consistently the same 24 partner companies for the three and six months ended June 30, 2005 and 2004. The method of accounting for any particular partner company may change based on our ownership interest.
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

Segment Information
(in thousands)
				Reconciling Items
				Discontinued
		Other	Total	Operations and			Consolidated
	Core	Holdings	Segment	Dispositions	Corporate	Other	Results
For The Three Months Ended June 30, 2005
Revenues	$12,957	$—	$12,957	$—	$—	$—	$12,957
Net income (loss)	$(5,550)	$(40)	$(5,590)	$—	$(3,482)	$10,148	$1,076

For The Three Months Ended June 30, 2004
Revenues	$12,519	$—	$12,519	$—	$—	$—	$12,519
Net income (loss)	$(4,303)	$(18)	$(4,321)	$2,789	$(4,237)	$3,916	$(1,853)

For The Six Months Ended June 30, 2005
Revenues	$27,372	$—	$27,372	$—	$—	$—	$27,372
Net income (loss)	$(10,624)	$(93)	$(10,717)	$—	$(7,503)	$16,178	$(2,042)

For The Six Months Ended June 30, 2004
Revenues	$24,665	$—	$24,665	$—	$—	$—	$24,665
Net income (loss)	$(8,922)	$(57)	$(8,979)	$2,009	$(9,394)	$(109,284)	$(125,648)

For the Three and Six Months Ended June 30, 2005 and 2004
Results of Operations — Core Companies
The following presentation of our Results of Operations – Core Companies includes the results of our consolidated Core partner companies and our share of the results of our equity method Core partner companies.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)
Selected data:
Revenue	$12,957	$12,519	$27,372	$24,665

Cost of revenue	(8,264)	(6,716)	(16,301)	(14,150)
Selling, general and administrative	(6,736)	(5,515)	(13,860)	(11,048)
Research and development	(2,961)	(2,496)	(6,184)	(4,991)
Amortization of other intangibles	(380)	(708)	(969)	(1,494)
Impairment related and other	(48)	7	(66)	(100)

Operating expenses	(18,389)	(15,428)	(37,380)	(31,783)

Interest and other	319	2	243	(42)
Equity loss	(437)	(1,396)	(859)	(1,762)

Net loss	$(5,550)	$(4,303)	$(10,624)	$(8,922)

Revenue
Revenue increased $0.5 million from $12.5 million in the quarter ended June 30, 2004 to $13.0 million in the quarter ended June 30, 2005. The consolidation of Investor Force in 2005 increased revenue $0.9 million versus the corresponding 2004 quarter. CommerceQuest’s revenue decreased $1.5 million as the market for enterprise software sales continues to be challenging. ICG Commerce’s revenue increased $1.0 million due to increased demand for outsourced procurement services.
Revenue increased $2.7 million from $24.7 million year to date June 30, 2004 to $27.4 million year to date June 30, 2005. The consolidation of Investor Force in 2005 increased revenue $1.8 million versus the corresponding 2004 six month period. CommerceQuest’s revenue decreased $2.5 million as the market for enterprise software sales continues to be challenging. ICG Commerce’s revenue increased by $3.4 million due to increased demand for outsourced procurement services.
Operating Expenses
Operating expenses increased $3.0 million from $15.4 million in the quarter ended June 30, 2004 to $18.4 million in the quarter ended June 30, 2005. The consolidation of Investor Force in 2005 increased operating expenses $1.8 million versus the corresponding 2004 period. ICG Commerce increased operating expenses by $0.6 million to respond to increased demand for their services. CommerceQuest’s operating expenses increased $0.5 million due to an accrual reversal as a result of a liability being settled for less than originally estimated in the 2004 period.
Operating expenses increased $5.6 million from $31.8 million year to date June 30, 2004 to $37.4 million year to date June 30, 2005. The consolidation of Investor Force in 2005 increased operating expenses $3.9 million versus the corresponding 2004 six month period. ICG Commerce increased operating expenses by $1.3 million to respond to increased demand for their services. CommerceQuest’s operating expenses increased $0.4 million due to an accrual reversal as a result of a liability being settled for less than originally estimated in the 2004 period.
Equity Loss
The total revenue of our six Core equity method partner companies improved from $39.3 million in the three months ended June 30, 2004 to $55.1 million in the three months ended June 30, 2005. The improvements are primarily the result of increased revenue at our partner companies involved with credit derivatives and affiliate marketing offset primarily by reduced revenue at our partner companies involved with enterprise software sales.

The total revenue of our six Core equity method partner companies improved from $78.2 million in the six months ended June 30, 2004 to $103.0 million in the six months ended June 30, 2005. The improvements are primarily the result of increased revenue at our partner companies involved with credit derivatives and affiliate marketing offset primarily by reduced revenue at our partner companies involved with online auctions.
Our six Core equity companies reported aggregate net income of $0.8 million in the three months ended June 30, 2005 compared to net loss of $(0.8) million in the corresponding 2004 period. Results for the 2005 period improved over the 2004 period primarily due to higher revenue offset by higher spending levels in the current period to extend product, services and sales. Accordingly, our share of the results of these partner companies improved in the three months ended June 30, 2005 versus the 2004 period.
Our six Core equity companies reported aggregate net income of $0.8 million in the six months ended June 30, 2005 compared to net loss of less than $(0.1) million in the corresponding 2004 period. Results for the 2005 period improved over the 2004 period primarily due to higher revenue offset by higher spending levels in the current period to extend product, services and sales. Accordingly, our share of the results of these partner improved in the six months ended June 30, 2005 versus the 2004 period.
Results of Operations – Other Holdings Companies
The following presentation of our Results of Operations – Other Holdings Companies includes our share of the results of our equity method Other Holdings partner companies.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)
Equity loss	$(40)	$(18)	$(93)	$(57)

Equity loss increased period over period primarily as a result of increased losses for these partner companies and ownership levels.
Discontinued Operations and Dispositions
The following is a summary of the components included in “Discontinued Operations and Dispositions,” a reconciling item for segment reporting purposes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)
Net income attributable to discontinued operations	$—	$3,000	$—	$3,000
Net loss attributable to equity method companies disposed of	—	(211)	—	(991)

	$—	$2,789	$—	$2,009

Corporate

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)
General and administrative	$(3,201)	$(3,006)	$(6,775)	$(6,349)
Impairment related and other	—	—	—	(546)
Interest expense, net	(281)	(1,231)	(728)	(2,499)

Total corporate operating expenses	$(3,482)	$(4,237)	$(7,503)	$(9,394)

General and Administrative
Our general and administrative expenses increased $0.2 million and $0.4 million for the three and six months ended June 30, 2005 versus 2004 primarily due to an increase in stock-based compensation as a result of more restricted stock amortization and increases in employee expenses due to increased headcount.
Restructuring (Impairment Related and Other)
During the six months ended June 30, 2004, we settled a lease obligation for more than we had estimated, resulting in a charge of $0.5 million.
Interest Income/Expense
The decrease in interest expense, net is primarily attributable to the reduction in average principal amount of convertible notes outstanding.
Other

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)
Other income (loss) (Note 12)	$9,750	$3,343	$14,937	$(110,487)
Minority interest	398	573	1,241	1,203

	$10,148	$3,916	$16,178	$(109,284)

Other Income (Loss), Net
Other income (loss), net was income of $9.8 million in the three months ended June 30, 2005 versus income of $3.3 million in the corresponding 2004 period. The increase in other income (loss) is primarily attributable to gains on sales of marketable securities in 2005 of $8.5 million.
Other income (loss), net was income of $14.9 million in the six months ended June 30, 2005 versus a loss of $110.5 million in the corresponding 2004 period. The change in other income (loss) is primarily attributable to the 2004 loss of $133.1 million on our debt-for-equity exchanges offset by sales of ownership interests in partner companies of $21.9 million versus the 2005 gain of $13.4 million on sales of marketable securities and partner companies.

Income Taxes
Our net deferred tax asset of $627 million at June 30, 2005 consists of deferred tax assets of $646 million, relating primarily to partner company basis differences, capital and net operating loss carry forwards, offset by deferred tax liabilities of $19 million primarily related to unrealized appreciation in available for sale securities. During 2001, we recorded a full valuation allowance against our net assets that has been maintained through June 30, 2005. (See Note 5 to our Consolidated Financial Statements).
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
Valuation of Goodwill, Intangible Assets and Ownership Interests in Partner Companies
We perform ongoing business reviews and perform annual goodwill impairment tests in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” and other impairments tests in accordance with APB Opinion No. 18 “Equity Method Investments” and SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” and, based on quantitative and qualitative measures, assess the need to record impairment losses on goodwill, intangible assets and our ownership interests in our partner companies when impairment indicators are present. Where impairment indicators are present, we determine the amount of the impairment charge as the excess of the carrying value over the fair value. We determine fair value based on a combination of the discounted cash flow methodology, which is based upon converting expected future cash flows to present value, and the market approach, which includes analysis of market price multiples of companies engaged in lines of business similar to the company being evaluated. The market price multiples are selected and applied to the company based on relative performance, future prospects and risk profile of the company in comparison to the guideline companies. Significant assumptions relating to future operating results must be made when estimating the future cash flows associated with these companies. Significant assumptions relating to achievement of business plan objectives and milestones must be made when evaluating whether impairment indicators are present. Should unforeseen events occur or should operating trends change significantly, additional impairment losses could occur.
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
CommerceQuest recognizes license revenue when a signed contract or purchase order exists, the software has been shipped or electronically delivered, the license fee is fixed or determinable, and collection of the resulting receivable is probable. CommerceQuest sells its software directly to end users, as well as through resellers. When contracts contain multiple elements wherein vendor specific objective evidence exists for all undelivered elements, CommerceQuest accounts for the delivered elements in accordance with the “Residual Method” prescribed by the American Institute of Certified Public Accountants

Statement of Position (“SOP”) No. 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.”
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
Recent Accounting Pronouncements
In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R will require compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. This statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. We estimate that the effect on net income (loss) and earnings (loss) per share in the periods following adoption of SFAS No. 123R will be consistent with our pro forma disclosure under SFAS No. 123, except that estimated forfeitures will be considered in the calculation of compensation expense under SFAS No. 123R. However, the actual effect on net income and earnings per share will vary depending upon the number of grants of equity in 2005 compared to prior years. Further, we have not yet determined the actual model we will use to calculate fair value. This statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005 and accordingly, the Company will adopt SFAS No. 123R on January 1, 2006.
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
Factors that could cause our actual results, levels of activity, performance or achievements to differ materially from those anticipated in forward-looking statements include, but are not limited to, factors discussed elsewhere in this Report and include among other things:
•	development of the e-commerce and information technology markets;

•	capital spending by enterprises and customers;

•	our partner companies’ collective ability to compete successfully against their respective competitors;

•	rapid technological developments in the respective markets in which our partner companies operate and our partner companies’ collective ability to respond to such changes in a timely and effective manner.

•	our ability to maximize value in connection with divestitures;

•	our ability to retain key personnel;

•	our ability to effectively manage existing capital resources;

•	our ability and our partner companies’ ability to access the capital markets; and

•	our outstanding indebtedness.
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

Risks Particular to Internet Capital Group
If general economic conditions are unfavorable our partner companies may be unable to attract or retain customers and our ability to grow our business may be adversely affected.
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
A large number of shares of our common stock could be sold in the public market in connection with the conversion of our senior convertible debt, and future sales of our common stock, or the perception that such future sales may occur, may cause our stock price to decline.
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
Arbinet, Blackboard and Verticalnet are our publicly-traded partner companies. Fluctuations in the price of Arbinet’s, Blackboard’s and Verticalnet’s and other future publicly-traded partner companies’ common stock are likely to affect the price of our common stock. The price of our publicly-traded partner companies common stock has been highly volatile. As of June 30, 2005, the market value of the Company’s interest in these publicly-traded partner companies was $56.8 million. The results of operations, and accordingly the price of the common stock, of each of Blackboard, Arbinet and Verticalnet may be adversely affected by the risk factors in its SEC filings, which are publicly available at www.sec.gov.
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
Of our $286.2 million in total assets as of June 30, 2005, $50.8 million, or 17.7%, consisted of ownership interests in our private partner companies accounted for under the equity and cost methods of accounting. The carrying value of our partner company ownership interests includes our original acquisition cost, the effect of accounting for certain of our partner companies under the equity method of accounting and the effect of impairment charges recorded for the decrease in value of certain partner companies. The carrying value of our partner companies will be impaired and decrease if one or more of our partner companies do not succeed. This decline would likely affect the price of our common stock. As of June 30, 2005, the value of our publicly-traded partner companies (Blackboard, Arbinet and Verticalnet) was $56.8 million and reflected as “Marketable Securities” in our consolidated financial statements. A decline in the market value of our publicly-traded partner companies will likely cause a decline in the price of our common stock.
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
During the three and six months ended June 30, 2005, approximately 13% of our consolidated revenue relates to one customer. If our partner companies are not able to retain significant customers, such partner companies and our results of operation and financial position could be adversely affected.
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
Our accounting estimates with respect to the useful life and ultimate recoverability of our carrying basis, including goodwill, in our partner companies could change in the near term and the effect of such changes on the financial statements could be significant. In the first quarter of 2000, we announced several significant acquisitions that were financed principally with shares of our stock and based on the price of our stock at that time, were valued in excess of $1.0 billion. Based on our periodic review of our partner company holdings, we have recorded cumulative impairment charges of $1.3 billion to write off certain partner company holdings. As of June 30, 2005, our recorded amount of carrying basis including goodwill was not impaired, although we cannot assure that our future results will confirm this assessment. We performed our latest annual impairment test during the fourth quarter of 2004 and we will perform our next annual impairment test in the fourth quarter of 2005. It is possible that a significant write-down or write-off of partner company carrying basis, including goodwill, may be required in the future, or that a significant loss will be recorded in the future upon the sale of a partner company. A write-down or write-off of this type could cause a decline in the price of our common stock.
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
Provisions of our amended certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. Our amended certificate of incorporation provides that our board of directors may issue preferred stock without stockholder approval and also provides for a staggered board of directors. We are subject to the provisions of Section 203 of the Delaware General Corporation Law, which restricts certain business combinations with interested stockholders. Additionally, we have a Rights Agreement which has the effect of discouraging any person or group from beneficially owning more than 15% of our outstanding common stock unless our board has amended the plan or redeemed the rights. The combination of these provisions may inhibit a non-negotiated merger or other business combination.
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
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to equity price risks on the marketable portion of our equity securities. Our public holdings at June 30, 2005 include equity positions in companies in the technology industry sector, including Blackboard, Arbinet and Verticalnet, many of which have experienced significant historical volatility in their stock prices. A 20% adverse change in equity prices, based on a sensitivity analysis of our public holdings as of June 30, 2005, would result in an approximate $11.4 million decrease in the fair value of our public holdings.
Cash and cash equivalents, accounts receivable and accounts payable are carried at cost which approximates fair value due to the short-term maturity of these instruments. Short-term investments and marketable securities are carried at fair value. Our senior convertible notes had a fair value of approximately $63.6 million at June 30, 2005 versus a carrying value of $60.0 million. Fair value of our senior convertible notes is determined by obtaining thinly traded market quotes.
We have historically had very low exposure to changes in foreign currency exchange rates and, as such, have not used derivative financial instruments to manage foreign currency fluctuation risk.
ITEM 4. Controls and Procedures
Controls and Procedures; Limitations on Effectiveness
Internal controls and procedures for financial reporting are procedures that are designed with the objective of providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls or internal controls will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.
Evaluation of Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that, as of June 30, 2005, our disclosure controls and procedures were effective. There have been no significant changes in our internal controls or in other factors during the period covered by this Quarterly Report that could significantly affect internal controls subsequent to their evaluation.

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
On December 20, 2002, the Company was named as a defendant in an action filed in the United States District Court for the District of Maine. The plaintiffs include former stockholders of Animated Images, Inc. (“Animated Images”), one of the Company’s former partner companies. In addition to the Company, the complaint also named Freeborders, a current partner company, as a defendant, as well as four individual defendants, including former officers of the Company and former Animated Images and Freeborders directors. The complaint generally alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and Section 5(a) of the Securities Act of 1933, fraud, breach of contract, breach of fiduciary duty and civil conspiracy, among other claims, in connection with the merger of Animated Images into Freeborders. In support of these claims, the plaintiffs allege, among other things, that the defendants misrepresented the value of the stock of Freeborders, resulting in plaintiffs’ having received less consideration in the merger than that to which they believe they were entitled. In July 2003, the Court granted defendants’ motion to stay the litigation pending arbitration in California of plaintiffs’ claims against Freeborders. In an effort to avoid such arbitration, plaintiffs moved to dismiss Freeborders from the litigation in March 2004. The Court granted this motion and thereafter, plaintiffs filed a motion to compel arbitration of their claims against the Company and certain other defendants. The Court granted plaintiffs’ motion on October 1, 2004, and further ordered a stay of the plaintiffs’ non-arbitrable claims against two individual defendants. Plaintiffs dismissed their claims against one of the individual defendants, who is a former Animated Images director. The Company and one of the remaining individual defendants have asserted counterclaims in the arbitration. The parties to the arbitration are engaged in pre-hearing discovery. The Company intends vigorously to defend itself against plaintiffs’ claims and to prosecute its counterclaims against plaintiffs.

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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Submission of Matters to a Vote of Security Holders
The Company held its Annual Meeting of stockholders on June 10, 2005. At this meeting, the stockholders voted in favor of the following items listed and described in the Company’s proxy statement dated April 28, 2005.

	For	Withheld
(1) Election of Directors
Walter W. Buckley, III	30,447,496	2,514,343
Philip J. Ringo	31,589,729	1,372,110
Michael D. Zisman	31,342,602	1,619,237
The following directors’ terms of office as directors continued after this meeting:
David J. Berkman
Thomas A. Decker
David K. Downes
Thomas P. Gerrity
Robert E. Keith, Jr.
Warren V. Musser
(2) Ratification of the appointment of KPMG LLP as the Company’s independent registered public accountant for the fiscal year ending December 31, 2005.

For	Against	Abstain
32,744,876	194,462	22,501
(3) Approval of the Company’s 2005 Omnibus Equity Compensation Plan.

For	Against	Abstain
10,531,411	3,853,013	130,391
(4) Approval of the issuance of more than 20% of the Company’s outstanding Common Stock upon conversion of the Company’s Senior Convertible Notes due 2009 as a payment for interest under the notes.

For	Against	Abstain
12,557,037	1,017,346	940,432

ITEM 5. Other Information
None.
ITEM 6. Exhibits

Number	Document
11.1	Statement Regarding Computation of Per Share Earnings (included herein at Note 6 — “Net Income (Loss) per Share” to the Consolidated Financial Statements on Page 18)

31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

32.2	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNET CAPITAL GROUP, INC.

Date: August 8, 2005

	By:	/s/Anthony P. Dolanski

Name: Anthony P. Dolanski
Title: Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
(Duly Authorized Officer)

Exhibit Index

Number	Document
11.1	Statement Regarding Computation of Per Share Earnings (included herein at Note 6 “Net Income (Loss) per Share” to the Consolidated Financial Statements on page 18)

31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

32.2	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002, as amended.