Form 10-Q
period 2005-09-30
INTERNET CAPITAL GROUP INC
filed 2005-11-08
CIK 1085621

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☐
The number of shares of the Company’s Common Stock outstanding as of November 1, 2005 was 39,305,253 shares.

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
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. See the subsection of Part I, Item 2 entitled “Risk Factors” for more information.
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

INTERNET CAPITAL GROUP, INC.
PARTNER COMPANIES AS OF SEPTEMBER 30, 2005
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
GoIndustry AG (“GoIndustry”)
GoIndustry provides corporations, financial institutions, and insolvency practitioners with a comprehensive range of industrial asset services, including disposal, valuation and related consulting. Additionally, for large corporations, GoIndustry provides enterprise asset management solutions for used and under-utilized capital assets.
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
Other Holdings Operating Segment
Anthem/CIC Ventures Fund LP (“Anthem”)
Anthem is a venture fund providing specialized asset management and investment services to institutional investors and high net-worth individuals.
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
FoodLink Online (f/k/a Agribuys, Inc.) (“FoodLink Online”)
FoodLink Online is a provider of supply chain management software and services targeted specifically to the fresh food industry.
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
	(unaudited)
	(in thousands, except per share data)
Assets
Current Assets
Cash and cash equivalents	$208,740	$31,586
Restricted cash	1,037	999
Short-term investments	5,475	57,940
Accounts receivable, net of allowance ($851-2005; $1,129-2004)	15,221	17,922
Prepaid expenses and other current assets	11,975	6,908

Total current assets	242,448	115,355
Marketable securities	55,832	54,082
Fixed assets, net	2,951	2,185
Ownership interests in Partner Companies	39,415	49,794
Goodwill	48,613	45,196
Intangibles, net	4,947	4,705
Other	4,951	6,289

Total Assets	$399,157	$277,606

Liabilities and Stockholders’ Equity
Current Liabilities
Current portion of senior convertible notes (Note 8)	$20,000	$—
Current maturities of other long-term debt	418	37
Accounts payable	8,203	10,142
Income taxes payable	20,349	—
Accrued expenses	12,700	12,772
Accrued compensation and benefits	7,405	7,593
Deferred revenue	13,453	7,084

Total current liabilities	82,528	37,628
Senior convertible notes (Note 8)	40,000	60,000
Other long-term debt (Note 8) )	3,131	—
Long-term deferred revenue	1,924	2,243
Other liabilities	7,803	8,224
Minority interest	4,055	4,404

	139,441	112,499

Stockholders’ Equity
Preferred stock $0.01 par value; 10,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value; 2,000,000 shares authorized, 39,305 (2005) and 38,388 (2004) issued and outstanding	39	38
Additional paid in capital	3,535,288	3,525,596
Accumulated deficit	(3,319,984)	(3,405,237)
Unamortized deferred compensation	(7,922)	(3,634)
Notes receivable-stockholders	(300)	(300)
Accumulated other comprehensive income	52,595	48,644

Total stockholders’ equity	259,716	165,107

Total Liabilities and Stockholders’ Equity	$399,157	$277,606

See Accompanying Notes to Consolidated Financial Statements.

INTERNET CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Revenue	$17,799	$12,732	$45,171	$37,397

Operating expenses
Cost of revenue	9,922	6,928	26,223	21,078
Selling, general and administrative	13,253	9,521	33,888	26,918
Research and development	4,146	2,351	10,330	7,342
Amortization of intangibles	618	689	1,587	2,183
Impairment related and other	2,718	20	2,784	666

Total operating expenses	30,657	19,509	74,812	58,187

	(12,858)	(6,777)	(29,641)	(20,790)
Other income (loss), net	120,694	1,792	135,800	(108,604)
Interest income	763	366	1,876	937
Interest expense	(901)	(855)	(2,668)	(4,058)

Income (loss) before income taxes, minority interest and equity loss	107,698	(5,474)	105,367	(132,515)
Income Tax (expense) benefit	(20,349)	—	(20,349)	—
Minority interest	626	210	1,867	1,413
Equity loss	(681)	(1,845)	(1,633)	(4,655)

Income (loss) from continuing operations	87,294	(7,109)	85,252	(135,757)
Gain on discontinued operations	—	—	—	3,000

Net income (loss)	$87,294	$(7,109)	$85,252	$(132,757)

Basic income (loss) per share:
Income (loss) from continuing operations	$2.35	$(0.19)	$2.30	$(3.85)
Discontinued operations	—	—	—	0.09

	$2.35	$(0.19)	$2.30	$(3.76)

Shares used in computation of basic income (loss) per share	37,109	37,003	37,054	35,282

Diluted income (loss) per share
Income (loss) from continuing operations	$1.99	$(0.19)	$1.99	$(3.85)
Discontinued operations	—	—	—	0.09

	$1.99	$(0.19)	$1.99	$(3.76)

Shares used in computation of diluted income (loss) per share	44,386	37,003	44,006	35,282

See Accompanying Notes to Consolidated Financial Statements.

INTERNET CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2005	2004
	(in thousands)
Operating Activities
Net income (loss)	$85,252	$(132,757)
Adjustments to reconcile net income (loss) to cash used in operating activities
Depreciation and amortization	2,793	3,198
Impairment related and other	2,784	121
Stock-based compensation	2,966	899
Equity loss	1,633	4,655
Other (income) loss	(135,800)	108,604
Minority interest	(1,867)	(1,413)
Changes in assets and liabilities, net of effect of acquisitions:
Restricted cash	526	1,441
Accounts receivable, net	6,495	6,846
Prepaid expenses and other assets	(450)	(3,344)
Accounts payable	(4,051)	(1,763)
Income taxes payable	20,349	—
Accrued expenses	(3,806)	(235)
Deferred revenue	448	(2,109)
Other liabilities	(466)	(7,519)

Cash used in operating activities	(23,194)	(23,350)

Investing Activities
Capital expenditures, net	(691)	(901)
Proceeds from sales of Partner Company ownership interests	137,010	25,354
Acquisitions of ownership interests in Partner Companies, net	(9,504)	(8,974)
Proceeds from sales of marketable securities	16,199	3,349
Proceeds from/(purchases of) short-term investments, net	52,465	(55,733)
Increase in cash due to consolidation of Partner Companies	4,529	—

Cash provided by (used in) investing activities	200,008	(36,905)

Financing Activities
Issuance of senior convertible notes	—	60,000
Redemption of convertible subordinated notes	—	(39,541)
Repayment of long-term debt and capital lease obligations, net	(355)	(6,250)
Line of credit borrowings	162	323
Repayment of loans from employees/stockholders	—	160

Cash (used in) provided by financing activities	(193)	14,692
Net increase (decrease) in Cash and Cash Equivalents	176,621	(45,563)
Effect of exchange rates on Cash	533	15
Cash and Cash Equivalents at the beginning of period	31,586	77,581

Cash and Cash Equivalents at the end of period	$208,740	$32,003

Supplemental non-cash – See Note 8.
See Accompanying Notes to Consolidated Financial Statements.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(Continued)
1. The Company
Description of the Company
Internet Capital Group, Inc. (the “Company”) owns and builds Internet software and services companies that drive business productivity and reduce transaction costs between firms. The Company devotes its expertise and capital to maximizing the success of these platform companies that are delivering software and service applications to customers worldwide. The Company was formed in March 1996 and is headquartered in Wayne, Pennsylvania.
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
Pension Curtailment
During the three and nine months ended September 30, 2005, a consolidated Partner Company reduced its projected benefit obligation accrual by $0.7 million. The reduction qualified as a curtailment under Statement of Financial Accounting Standards (“SFAS”) No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and accordingly was recorded as a reduction of selling, general and administrative expenses in the Consolidated Statements of Operations.
2. Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The consolidated financial statements also include the following majority-owned subsidiaries for all or a portion of the periods indicated, each of which has been consolidated since the date the Company acquired majority voting control (collectively, the “Consolidated Subsidiaries”):

Three and Nine Months Ended
September 30, 2005	September 30, 2004
CommerceQuest	CommerceQuest
ICG Commerce	ICG Commerce
Investor Force
StarCite
The Consolidated Balance Sheets include the following majority-owned subsidiaries:

September 30, 2005	December 31, 2004
CommerceQuest ICG Commerce Investor Force StarCite	CommerceQuest ICG Commerce
Investor Force became a consolidated Partner Company on January 1, 2005.
StarCite became a consolidated Partner Company on June 8, 2005. The results of operations data from StarCite from June 8, 2005 to June 30, 2005 were not material and were not included in the consolidated statements of operations through June 30, 2005. StarCite’s results of operations are included in the consolidated statements of operations beginning July 1, 2005.
In October 2005, CommerceQuest, a consolidated Partner Company, was acquired by Metastorm Inc. (“Metastorm”) in exchange for an equity interest in Metastorm. Beginning October 1, 2005 (see Note 3), Metastorm will be accounted for as an equity method Partner Company.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(Continued)
2. Significant Accounting Policies – (Continued)
Principles of Accounting for Ownership Interests in Partner Companies
The various interests that the Company acquires in its Partner Companies are accounted for under three methods: the consolidation method, the equity method and the cost method. The applicable accounting method is generally determined based on the Company’s voting interest in a Partner Company.
Consolidation. Partner Companies in which the Company directly or indirectly owns more than 50% of the outstanding voting securities, and for which other stockholders do not possess the right to affect significant management decisions, are accounted for under the consolidation method of accounting. Under this method, a Partner Company’s balance sheet and results of operations are reflected within the Company’s Consolidated Financial Statements. All significant intercompany accounts and transactions have been eliminated. Participation of other Partner Company stockholders in the net assets and in the earnings or losses of a consolidated Partner Company is reflected in the caption “Minority interest” in the Company’s Consolidated Balance Sheet and Statements of Operations. Minority interest adjusts the Company’s consolidated results of operations to reflect only the Company’s share of the earnings or losses of the consolidated Partner Company. The results of operations and cash flows of a consolidated Partner Company are included through the latest interim period in which the Company owned a greater than 50% direct or indirect voting interest for the entire interim period or otherwise exercised control over the Partner Company. Upon dilution of control below 50%, the accounting method is adjusted to the equity or cost method of accounting, as appropriate, for subsequent periods.
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

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(Continued)
2. Significant Accounting Policies – (Continued)
Restricted Cash
The Company considers cash legally restricted and held as a compensating balance for letter of credit arrangements as restricted cash. At September 30, 2005 and December 31, 2004, restricted cash was held primarily in money market accounts. Long-term restricted cash of $1.3 million at September 30, 2005 and $0.9 million at December 31, 2004 is included in “Other” assets on the Company’s Consolidated Balance Sheets.
Short-term Investments
Short-term investments are debt securities, principally commercial paper and certificates of deposit, maturing in less than one year, are classified as available for sale and are recorded at market value using the specific identification method. Short-term investments consisted of $5.0 million in certificates of deposit and $0.5 million in auction rate securities at September 30, 2005 and $53.9 million in commercial paper and $4.0 million in certificates of deposit at December 31, 2004.
Concentration of Customer Base and Credit Risk
Approximately 10% and 12% of the Company’s revenue for the three and nine months ended September 30, 2005, related to one customer of ICG Commerce. Accounts receivable from this customer at September 30, 2005 were $1.4 million.
Accounts Receivable/Accounts Payable
ICG Commerce provides services in which it manages the transaction between its customer and a third party supplier. In these transactions, ICG Commerce is responsible for paying the supplier for the full cost of the goods or services and the customer is responsible for paying ICG Commerce an amount, which is generally ICG Commerce’s cost plus a transaction fee, for the goods or services. ICG Commerce is typically responsible for paying the supplier independent of when and if ICG Commerce receives payment from its customer. ICG Commerce receives payment directly from its customer. ICG Commerce records the gross amount of the associated receivables and payables on the accompanying Consolidated Balance Sheets. However, ICG Commerce records the net amount of the transaction fee as revenue on the accompanying Consolidated Statements of Operations. As of September 30, 2005 and December 31, 2004, accounts receivable included approximately $3.3 million and $8.5 million, respectively, and accounts payable included $0.7 million and $4.6 million, respectively, related to such transactions.
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

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(Continued)
2. Significant Accounting Policies – (Continued)
The following table illustrates the effect on the Company’s net income (loss) and net income (loss) per share as if the fair value based method had been applied to all outstanding and unvested awards:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(unaudited)
		(in thousands)
Net income (loss), as reported	$87,294	$(7,109)	$85,252	$(132,757)
Add stock-based employee compensation expense included in reported net income (loss)	2,203	388	2,966	1,095
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards	(2,942)	(2,337)	(6,443)	(6,938)

Pro forma net income (loss)	$86,555	$(9,058)	$81,775	$(138,600)

Basic net income (loss) per share, as reported	$2.35	$(0.19)	$2.30	$(3.76)
Diluted net income (loss) per share, as reported	$1.99	$(0.19)	$1.98	$(3.76)
Pro forma basic net income (loss) per share	$2.33	$(0.24)	$2.21	$(3.93)
Proforma diluted net income (loss) per share	$1.95	$(0.24)	$1.84	$(3.93)
The per share weighted-average fair value of options issued by the Company during the three and nine months ended September 30, 2005 and 2004 was $4.79 and $4.32 and $4.14 and $6.44, respectively.
The following assumptions were used to determine the fair value of stock options granted to employees by the Company for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Volatility	60%	127.77%	60-70%	127.77-132.99%
Average expected option life	6.25 years	3 years	6.25 years	3 years
Risk-free interest rate	3.84-4.04%	2.85%	3.84-4.13%	2.26-2.85%
Dividend yield	0.0%	0.0%	0.0%	0.0%
The Company also includes its share of its Partner Companies’ SFAS No. 123 pro forma expense in the Company’s SFAS No. 123 pro forma expense. The methods used by the Partner Companies included the minimum value method for private Partner Companies and the Black-Scholes method for public Partner Companies.
In July 2005, the Company issued 0.8 million shares of restricted stock valued at $6.0 million to be expensed through November 2008. The restricted stock vests 25% in November 2005 and then ratibly 25% per year each November. Compensation expense totaled $1.0 million for the three months ended September 30, 2005 related to this restricted stock.
In July 2005, the Company issued 0.1 million shares of restricted stock to the Company’s non-management directors valued at $0.5 million to be expensed through February 2006. The restricted stock vests in February 2006. Compensation expense totaled $0.2 million for the three months ended September 30, 2005 related to this restricted stock.
In July 2005, the Company issued 3,600,500 stock appreciation rights (“SAR’s”) at a base price of $7.34. The SAR’s vest over four years and will be subject to variable accounting from their grant date in July 2005 through the Company’s adoption of SFAS No. 123R on January 1, 2006. Compensation expense totaled $0.7 million for the three months ended September 30, 2005 related to these SAR’s.
In July 2004, the Company issued 0.4 million shares of restricted stock valued at $2.3 million that vests over four years starting in July 2004. Compensation expense totaled $0.2 million for the three months ended September 30, 2005 related to this restricted stock.
In March 2004, the Company issued 0.3 million shares of restricted stock valued at $2.1 million that generally vests over four years with acceleration provisions based on certain operating metrics. Compensation expense for the three months ended September 30, 2005 was $0.1 million related to this restricted stock.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(Continued)
2. Significant Accounting Policies – (Continued)
Recent Accounting Pronouncements
In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. The Company has not yet determined the actual model it will use to calculate fair value and is in the process of evaluating the impact of SFAS No. 123R on the Company's Consolidated Financial Statements. This statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005 and accordingly, the Company will adopt SFAS No. 123R on January 1, 2006.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation. The impact of these changes in not material and did not affect net loss.
3. Ownership Interests in Partner Companies, Goodwill and Intangibles, net
The following table summarizes the Company’s goodwill and intangibles, net, ownership interests in Partner Companies and impairments by method of accounting.

	September 30,	December 31,
	2005	2004
	(unaudited)
	(in thousands)
Goodwill	$48,613	$45,196
Other intangibles	4,947	4,705

	$53,560	$49,901

Ownership interests in Partner Companies – Equity Method	$35,579	$45,451
Ownership interests in Partner Companies – Cost Method	3,836	4,343

	$39,415	$49,794

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(Continued)
3. Ownership Interests in Partner Companies, Goodwill and Intangibles, net – (Continued)
As of September 30, 2005 and December 31, 2004, all of the Company’s goodwill was allocated to the Core segment.
Intangible assets, net are shown in the tables below:

		As of September 30, 2005
		(in thousands)
	Useful	Gross Carrying	Accumulated
Intangible Assets	Life	Amount	Amortization	Net Carrying Amount
Technology	1.5-5 years	$20,736	$(18,064)	$2,672
Customer lists	5 years	2,498	(223)	2,275

		$23,234	$(18,287)	$4,947

		As of December 31, 2004
		(in thousands)
	Useful	Gross Carrying	Accumulated	Net Carrying
Intangible Assets	Life	Amount	Amortization	Amount
Technology	2-5 years	$23,190	$(19,231)	$3,959
Tradename	Indefinite	746	—	746

		$23,936	$(19,231)	$4,705

Amortization expense for intangible assets during the three and nine months ended September 30, 2005 and 2004 was $0.6 million and $1.6 million and $0.7 million and $2.2 million, respectively. Estimated amortization expense for the fiscal year ending December 31, 2005 and succeeding fiscal years is as follows (in thousands):

2005 (remainder)	$773
2006	1,726
2007	1,655
2008	793

$4,947

Acquisitions
During 2005, the Company acquired majority ownership positions in two Partner Companies, Investor Force and StarCite, which were accounted for under the purchase method of accounting. The purchase price, including the carrying value of the ownership interest for Partner Companies previously accounted for under the equity method, has been allocated to the assets and the liabilities based upon their fair values at the date of the acquisition. The increase in goodwill and other intangibles is due to the consolidation of Investor Force and StarCite. As the Company has not yet completed the allocation of purchase price for Investor Force and StarCite, the allocation could be adjusted. The Company expects to complete the allocation by December 31, 2005. The assets and liabilities for these acquisitions were allocated as follows:

	Investor Force	StarCite
	(in thousands)
Net Assets Acquired:
Goodwill	$2,022	$3,121
Other intangible assets	11	1,200
Other net assets (liabilities)	(103)	(1,111)

	$1,930	$3,210

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(Continued)
3. Ownership Interests in Partner Companies, Goodwill and Intangibles, net – (Continued)
Presented here is unaudited selected pro forma financial information had the Company consolidated StarCite for the nine months ended September 30, 2005. Revenue, net income (loss) and net income (loss) per diluted share would have been $52.8 million, $87.6 million and $1.99 per diluted share, respectively. Had the Company consolidated Investor Force and StarCite for the nine months September 30, 2004, revenue, net income (loss) and net income (loss) per diluted share would have been $49.7 million, $(134.8) million and $(3.82) per share, respectively.
Dispositions/Impairments
In October 2005, CommerceQuest, a consolidated Partner Company, was acquired by Metastorm. In exchange for an interest in CommerceQuest and as a result of a concurrent financing, the Company now owns 42% of Metastorm. Based on the estimated fair value of the Company’s ownership interest in Metastorm, the Company recorded an impairment charge of approximately $2.7 million during the three months ended September 30, 2005 related to $1.8 million of goodwill and $0.9 million of intangibles. Beginning October 1, 2005, Metastorm will be accounted for under the equity method of accounting.
The Company recorded impairments of $0.5 million for the three and nine months ended September 30, 2004 related to cost method Partner Companies.
Equity Method Companies
In September 2005, the Company sold its ownership interest in LinkShare Corporation (“LinkShare”) for approximately $150.2 million. The Company received $135.9 million in cash in September 2005 and recorded a gain of $119.7 million included in Other income (loss) (Note 12) for the three months ended September 30, 2005. The residual $14.3 million is being held in escrow until September 2006 and will result in additional gain to the extent received.
The following unaudited summarized financial information relates to the seven Partner Companies accounted for under the equity method of accounting at September 30, 2005 (voting ownership %):
Core – CreditTrade (30%), Freeborders (33%), GoIndustry (54%), Marketron (38%). Although the Company’s ownership percentage in GoIndustry exceeds 50% at September 30, 2005, the Company has not consolidated their financial statements due to the existence of certain minority voting rights in accordance with Emerging Issues Task Force (“EITF”) No. 96-16, “Investor’s Accounting for an Investee When an Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights.”
Other Holdings – ComputerJobs.com (46%), Co-nect (36%) and eCredit (31%).

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(Continued)
3. Ownership Interests in Partner Companies, Goodwill and Intangibles, net – (Continued)
Balance Sheets

	As of September 30, 2005
	Core	Other Holdings	Total
		(unaudited)
		(in thousands)
Cash, cash equivalents and short-term investments	$35,194	$6,649	$41,843
Other current assets	37,396	2,807	40,203
Non-current assets	85,122	5,442	90,564

Total assets	$157,712	$14,898	$172,610

Current maturities of long-term debt	$2,831	$1,588	$4,419
Other current liabilities	52,369	9,666	62,035
Long-term debt	6,935	4,669	11,604
Other non-current liabilities	3,592	58	3,650
Stockholders’ equity (deficit)	91,985	(1,083)	90,902

Total liabilities and stockholders’ equity	$157,712	$14,898	$172,610

Total carrying value of current equity Partner Companies	$34,848	$731	$35,579

	As of December 31, 2004
	Core	Other Holdings	Total
		(in thousands)
Cash and cash equivalents	$24,868	$12,139	$37,007
Other current assets	30,253	3,745	33,998
Other non-current assets	92,068	2,202	94,270

Total assets	$147,189	$18,086	$165,275

Current maturities of long-term debt	$5,407	$1,592	$6,999
Current liabilities	42,627	8,851	51,478
Long-term debt	8,920	3,452	12,372
Non-current liabilities	5,107	—	5,107
Stockholders’ equity	85,128	4,191	89,319

Total liabilities and stockholders’ equity	$147,189	$18,086	$165,275

Total carrying value of current equity Partner Companies	$29,441	$871	$30,312
Total carrying value of Partner Companies sold or no longer under the equity method	15,139	—	15,139

Total carrying value	$44,580	$871	$45,451

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(Continued)
3. Ownership interests in Partner Companies, Goodwill and Intangibles, net – (Continued)
Results of Operations

	Three Months Ended September 30, 2005			Nine Months Ended September 30, 2005
		Other			Other
	Core	Holdings	Total	Core	Holdings	Total
			(unaudited)
			(in thousands)
Revenue	$35,271	$4,801	$40,072	$105,657	$15,894	$121,551

Net income (loss)	$(2,745)	$(2,043)	$(4,788)	$(2,915)	$(5,239)	$(8,154)

Components of equity loss:
Core/Other Holdings	$(1,360)	$(47)	$(1,407)	$(2,836)	$(140)	$(2,976)

Disposed/Other Partner Companies			726			1,343

Total equity loss			$(681)			$(1,633)

	Three Months Ended September 30, 2004			Nine Months Ended September 30, 2004
		Other			Other
	Core	Holdings	Total	Core	Holdings	Total
			(unaudited)
			(in thousands)
Revenue	$27,973	$5,077	$33,050	$83,691	$16,135	$99,826

Net income (loss)	$(2,953)	$(2,204)	$(5,157)	$(5,215)	$(4,989)	$(10,204)

Components of equity loss:
Core/Other Holdings	$(1,434)	$(478)	$(1,912)	$(2,754)	$(1,239)	$(3,993)

Public Partner Companies			—			(436)
Disposed/Other Partner Companies			67			(226)

Total equity loss			$(1,845)			$(4,655)

Warrants
The estimated fair value of warrants held in Partner Companies was approximately $2.9 million and $1.8 million at September 30, 2005 and December 31, 2004, respectively. At September 30, 2005, the majority of the value of the Company’s warrants is included in “Prepaid expenses and other current assets” in the Company’s Consolidated Balance Sheets as these warrants will expire in the next twelve months. At December 31, 2004, the value of the Company’s warrants is $0.9 million in “Prepaid expenses and other current assets” and $0.8 million in “Other” assets in the Company’s Consolidated Balance Sheet. Changes in the fair value of all outstanding warrants was a loss of $0.3 million and a gain of $1.2 million for the three and nine months ended September 30, 2005, respectively. During the three and nine months ended September 30, 2004, the fair value of all outstanding warrants decreased $0.3 million and increased $1.5 million, principally as the result of the initial public offering of Blackboard, and the Company exercised warrants with a value of $0.2 million. These gains are included in “Other income (loss), net” on the Company’s Consolidated Statements of Operations.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(Continued)
4. Marketable Securities
Marketable securities represent the Company’s holdings in equity securities. The cost, unrealized holding gains/(losses), and fair value of marketable securities at September 30, 2005 and December 31, 2004 were as follows:

			Unrealized
	Common Shares		Holding
	Owned	Cost	Gains/(Losses)	Fair Value
		(in thousands, except shares)
September 30, 2005
Blackboard	2,098,777	$557	$51,934	$52,491
Arbinet	231,128	1,175	489	1,664
Verticalnet	2,664,294	1,598	—	1,598
Other		28	51	79

		$3,358	$52,474	$55,832

December 31, 2004
Blackboard	2,923,777	$775	$42,526	$43,301
Arbinet	231,128	1,175	4,564	5,739
Verticalnet	2,917,794	3,135	1,563	4,698
Other		107	237	344

		$5,192	$48,890	$54,082

The amounts reflected as the Company’s cost for Blackboard, Arbinet and Verticalnet was the carrying value on the date these Partner Companies converted to marketable securities. During the three and nine months ended September 30, 2005, the Company sold 125,000 shares and 825,000 shares of Blackboard and received proceeds of $5.3 million and $16.1 million, respectively. Proceeds include $2.3 million for a June 2005 trade that settled in July 2005. The gains on the Blackboard sales for the three and nine months ended September 30, 2005, of $3.0 million and $15.9 million, respectively, are reflected in “Other income (loss), net” in the Company’s Consolidated Statements of Operations.
During the three and nine months ended September 30, 2005, the Company recorded a $1.3 million impairment charge for the other than temporary decline in the fair market value of Verticalnet which is included in “Other Income (loss), net” in the Company’s Consolidated Statements of Operations. During the three months ended September 30, 2005, the Company sold 253,500 shares of Verticalnet and received proceeds of $0.1 million.
During the three and nine months ended September 30, 2004, the Company recorded $1.3 million and $2.9 million, respectively, in impairment charges for the other than temporary decline in the fair market value of Universal Access Global Holdings Inc. which is included in “Other Income (loss), net” in the Company’s Consolidated Statements of Operations.
5. Income Taxes
The 19% effective tax rate for the third quarter differs from the 35% statutory rate primarily due to the utilization of losses for which a valuation allowance had previously been provided. The amount of carryforward losses that the Company was permitted to utilize was limited due to the change in ownership experienced by the Company in 2004.
At September 30, 2005, the Company had net operating loss carry forwards of approximately $398 million that may be used to offset future taxable income, all of which are subject to significant limitations on their utilization due to ownership changes experienced by the Company and certain consolidated Partner Companies. The annual limitation on the utilization of net operating loss carry forwards is approximately $13 million. If the Company does not have sufficient taxable income to use the $13 million annual limitation, the difference is available to the Company for utilization in subsequent years. These carry forwards expire between 2008 and 2024. Additional limitations on the utilization of these carry forwards may be imposed if the Company experiences another change in ownership.
A valuation allowance has been provided for in the Company’s net deferred tax asset as the Company believes, after evaluating all positive and negative evidence, historical and prospective, that it is more likely than not that these benefits will not be realized.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(Continued)
6. Net Income (Loss) per Share
The calculations of Net Income (Loss) per Share were:
The calculations of net income (loss) per share were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		(unaudited)
		(in thousands, except per share data)
Basic and Diluted:
Income (loss) from continuing operations	$87,294	$(7,109)	$85,252	$(135,757)
Income on discontinued operations	—	—	—	3,000

Net income (loss) — Basic	$87,294	$(7,109)	$85,252	$(132,757)

Interest expense — convertible debt	846	—	2,483	—

Net income (loss) — Diluted	$88,140	$(7,109)	$87,735	$(132,757)

Basic:
Income (loss) from continuing operations per share	$2.35	$(0.19)	$2.30	$(3.85)
Income (loss) on discontinued operations per share	—	—	—	0.09

Net income (loss) per share	$2.35	$(0.19)	$2.30	$(3.76)

Diluted
Income (loss) from continuing operations per share	$1.99	$(0.19)	$1.99	$(3.85)
Income (loss) on discontinued operations per share	—	—	—	0.09

Net income (loss) per share	$1.99	$(0.19)	$1.99	$(3.76)

Basic weighted average common shares outstanding	37,108,958	37,002,623	37,053,895	35,282,065

Stock options	45,249	—	39,094	—
Restricted stock	607,976	—	311,892	—
Warrants	2,897	—	2,108	—
SARs	33,516	—	11,172	—
Convertible debt	6,587,621	—	6,587,621	—

Diluted weighted average common shares outstanding	44,386,217	37,002,623	44,005,782	35,282,065

The following dilutive securities were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive:

		Weighted Average
	Shares	price per share
Three and nine months ended September 30, 2005
Stock options (for the three months ended September 30, 2005)	590,245	$44.67
Stock options (for the nine months ended September 30, 2005)	605,295	$43.75
Stock options (exercised with partial recourse loans)	756,128	$41.70
Warrants	9,450	$100.00

Three and nine months ended September 30, 2004
Stock options	784,164	$37.68
Stock options (exercised with partial recourse loans)	766,128	$41.70
Restricted stock	627,828	$—
Senior convertible notes	6,587,621	$9.11
Warrants	26,521	$189.27

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(Continued)
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(unaudited)
		(in thousands)
Net income (loss)	$87,294	$(7,109)	$85,252	$(132,757)
Other comprehensive income (loss):
Unrealized holding gains (losses) in marketable securities	2,185	(10,785)	18,004	48,460
Reclassification adjustments/realized net gains on marketable securities	(1,554)	1,257	(14,421)	630
Other accumulated other comprehensive income	167	—	368	—

Comprehensive income (loss)	$88,092	$(16,637)	$89,203	$(83,667)

8. Debt
Senior Convertible Notes
     In April 2004, the Company issued $60.0 million of senior convertible notes. The notes bear interest at an annual rate of 5%, are payable semi-annually, and mature in April 2009. The notes are convertible at the option of the holder, at any time on or before maturity, into shares of the Company’s common stock at a conversion price of $9.108 per share. Additionally, subsequent to October 8, 2004, provided that at the time of redemption the Company is in compliance with certain other requirements, the notes may be redeemed by the Company if the Company’s closing stock price exceeds $15.94 per share for at least 20 out of 30 consecutive trading days. The Company recorded interest expense of $0.8 million and $2.2 million for the three and nine months ended September 30, 2005 and $0.7 million and $1.4 million for the three and nine months ended September 30, 2004, respectively related to these notes. Deferred financing fees related to the senior convertible notes of $1.6 million are being amortized over the life of the notes. Included in “Other assets” in the accompanying Consolidated Balance Sheets at September 30, 2005 and December 31, 2004 were $1.2 million and $1.5 million, respectively, of deferred financing fees. The Company expensed $0.1 million and $0.3 million, respectively, relating to these fees in the three and nine months ended September 30, 2005 and $0.1 million and $0.2 million for the three and nine months ended September 30, 2004, respectively.
In October 2005, the Company repurchased $20.0 million of principal amount of the April 2009 senior convertible notes for $24.7 million in cash. The Company will record an approximate $5.1 million loss on the repurchase during the three months ended December 31, 2005 including approximately $0.4 million relating to the acceleration of deferred financing fees. The principal amount outstanding of the notes at November 4, 2005 is $40.0 million.
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

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(Continued)
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
The Company recorded interest expense of $1.6 million, during the nine months ended September 30, 2004, related to these notes. Additionally, the Company recorded an expense of $0.6 million related to deferred financing fees for the nine months ended September 30, 2004.
Loan and Credit Agreements
On September 30, 2002, the Company entered into a loan agreement with Comerica Bank to provide for the issuance of letters of credit (the “Loan Agreement”). The Loan Agreement provided for issuances of letters of credit up to $20 million subject to a cash-secured borrowing base as defined by the Loan Agreement. The Loan Agreement was extended to December 14, 2005, and the maximum amount of letters of credit authorized to be issued was reduced to $10 million. Issuance fees of 0.50% per annum of the face amount of each letter of credit will be paid to Comerica Bank subsequent to issuance. The Loan Agreement also is subject to a 0.25% per annum unused commitment fee payable to the bank quarterly. No amounts were outstanding at September 30, 2005 or December 31, 2004.
Other Debt
At September 30, 2005, StarCite has other debt of $3.3 million which principally consists of notes payable of $3.0 million that bear interest at an annual rate of 6.0% and mature in May 2009.
During the nine months ended September 30, 2004, the Company settled $6.2 million of principal and $2.3 million of accrued interest relating to secured notes of a consolidated Partner Company for a total of $6.9 million in cash. The resulting $1.6 million gain is reflected in “Other income (loss), net” on the Company’s Consolidated Statements of Operations.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(Continued)
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
Approximately 14% and 16% of the Company’s consolidated revenue for the three and nine months ended September 30, 2005, and 25% and 22% for the three and nine months ended September 30, 2004, respectively, relates to sales generated in Germany. Approximately 6% and 5% of the Company’s consolidated revenue for the three and nine months ended September 30, 2005, and 11% and 12% for the three and nine months ended September 30, 2004, respectively, relates to sales generated in the United Kingdom. The remainder of the Company’s consolidated revenue for the three and nine months ended September 30, 2005 and 2004, relates to sales generated in the United States. As of September 30, 2005 and December 31, 2004, the Company’s assets were primarily located in the United States.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(Continued)
10. Segment Information – (Continued)
The following summarizes the selected information related to the Company’s segments.

Segment Information
(in thousands)
				Reconciling Items
				Discontinued
			Total	Operations and				Consolidated
	Core	Other Holdings	Segment	Dispositions	Corporate	Other		Results
Three Months Ended September 30, 2005
Revenues	$17,799	$—	$17,799	$—	$—	$—		$17,799
Net income (loss)	$(6,252)	$(47)	$(6,299)	$726	$(5,708)	$98,575	*	$87,294
Assets	$132,467	$4,567	$137,034	$—	$262,123	$—		$399,157
Capital expenditures	$(229)	$—	$(229)	$—	$(3)	$—		$(232)

Three Months Ended September 30, 2004
Revenues	$12,732	$—	$12,732	$—	$—	$—		$12,732
Net loss	$(4,324)	$(478)	$(4,802)	$152	$(4,422)	$1,963	*	$(7,109)
Assets	$130,030	$7,512	$137,542	$14,006	$130,088	$—		$281,636
Capital expenditures	$(134)	$—	$(134)	$—	$(4)	$—		$(138)

Nine Months Ended September 30, 2005
Revenues	$45,171	$—	$45,171	$—	$—	$—		$45,171
Net income (loss)	$(18,294)	$(140)	$(18,434)	$2,144	$(13,211)	$114,753	*	$85,252
Assets	$132,467	$4,567	$137,034	$—	$262,123	$—		$399,157
Capital expenditures	$(565)	$—	$(565)	$—	$(126)	$—		$(691)

Nine Months Ended September 30, 2004
Revenues	$37,397	$—	$37,397	$—	$—	$—		$37,397
Net income (loss)	$(13,502)	$(1,239)	$(14,741)	$3,121	$(13,816)	$(107,321)	*	$(132,757)
Assets	$130,030	$7,512	$137,542	$14,006	$130,088	$—		$281,636
Capital expenditures	$(760)	$—	$(760)	$—	$(141)	$—		$(901)

*	Other reconciling items to net income (loss) are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Minority interest	$626	$210	$1,867	$1,413
Impairments (Note 3)	(2,697)	(457)	(2,697)	(457)
Other income (loss) (Note 12)	120,995	2,210	135,932	(108,277)
Income tax expense	(20,349)	—	(20,349)	—

	$98,575	$1,963	$114,753	$(107,321)

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(Continued)
11. Parent Company Financial Information
Parent company financial information is provided to present the financial position and results of operations of the Company and its wholly-owned subsidiaries as if the Partner Companies accounted for under the consolidation method of accounting were accounted for under the equity method of accounting for all applicable periods presented. The Company’s share of the consolidated Partner Companies’ losses is included in “Equity loss” in the Parent Company Statements of Operations for all periods presented based on the Company’s ownership percentage in each period. The carrying value of the consolidated companies as of September 30, 2005 and December 31, 2004 is included in “Ownership interests in Partner Companies” in the Parent Company Balance Sheets.
Parent Company Balance Sheets

	As of September 30, 2005	As of December 31, 2004
	(unaudited)
	(in thousands)
Assets
Cash and cash equivalents	$193,794	$9,345
Short-term investments	—	57,940
Other current assets	6,635	2,746

Current assets	200,429	70,031
Ownership interests in Partner Companies	90,130	105,428
Marketable securities	55,832	54,082
Other	2,933	5,498

Total assets	$349,324	$235,039

Liabilities and stockholders’ equity
Current portion of senior convertible notes	$20,000	$—
Current liabilities	29,608	9,932
Senior convertible notes	40,000	60,000
Stockholders’ equity	259,716	165,107

Total liabilities and stockholders’ equity	$349,324	$235,039

Parent Company Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		(unaudited)
		(in thousands)
Revenue	$—	$—	$—	$—
Operating expenses
General and administrative	5,474	3,892	12,249	10,241
Impairment related and other	—	—	—	546

Total operating expenses	5,474	3,892	12,249	10,787

	(5,474)	(3,892)	(12,249)	(10,787)
Other income (loss), net	118,298	1,753	133,235	(105,734) *
Interest expense, net	(234)	(559)	(962)	(3,058)

Income (loss) before income taxes and equity loss	112,590	(2,698)	120,024	(119,579)

Income tax (expense) benefit	(20,349)	—	(20,349)	—
Equity loss	(4,947)	(4,411)	(14,423)	(13,178)

Net income (loss)	$87,294	$(7,109)	$85,252	$(132,757)

*	For purposes of Parent Company reporting, the $3.0 million gain from discontinued operations (See Note 9) is included in “Other income (loss), net.”

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(Continued)
11. Parent Company Financial Information – (Continued)
Parent Company Statements of Cash Flows

	Nine Months Ended September 30,
	2005	2004
	(unaudited)
	(in thousands)
Operating Activities
Net income (loss)	$85,252	$(132,757)
Adjustments to reconcile net income (loss) to cash used in operating activities
Depreciation and amortization	103	49
Stock-based compensation	2,958	899
Equity loss	14,423	13,178
Other (income) loss	(133,235)	108,734
Changes in assets and liabilities, net of effect of acquisitions:
Restricted cash	—	850
Prepaid expenses and other assets	335	(2,709)
Accounts payable	53	(110)
Income taxes payable	20,349	—
Accrued expenses	(778)	1,187
Other liabilities	—	(1,088)

Net cash used in operating activities	(10,540)	(11,767)

Investing Activities
Capital expenditures, net	(126)	(141)
Proceeds from sales of ownership interests in Partner Companies	137,010	25,354
Acquisitions of ownership interests in Partner Companies	(16,034)	(20,002)
Proceeds from sales of marketable securities	16,199	3,349
Proceeds from / (purchases of) short-term investments, net	57,940	(55,733)

Net cash provided by (used in) investing activities	194,989	(47,173)

Financing Activities
Issuance of senior convertible notes	—	60,000
Redemption of convertible subordinated notes	—	(39,541)
Repayment of loans from employees/stockholders	—	160

Net cash provided by financing activities	—	20,619

Net increase (decrease) in Cash and Cash Equivalents	184,449	(38,321)
Cash and cash equivalents at beginning of period	9,345	49,771

Cash and Cash Equivalents at end of period	$193,794	$11,450

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(Continued)
12. Other Income (Loss), Net
Other income (loss), net consists of the effect of transactions and other events incidental to the Company’s ownership interests in its Partner Companies and its operations in general.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		(unaudited)
		(in thousands)
Income (loss) arising from:
Gain on LinkShare sale – Note 3	$119,753	$—	$119,753	$—
Debt extinguishments – Note 8	—	—	—	(133,158)
Sales of Marketable securities – Note 4	2,895	3,349	15,763	3,349
Warrants – Note 3	(338)	(307)	1,191	1,479
Sales of Partner Companies	27	412	567	22,289
Impairments of SFAS 115 securities – Note 4	(1,342)	(1,257)	(1,342)	(2,869)
Settlement of Consolidated Partner Company debt -Note 8	—	—	—	1,593
Other	—	(444)	—	(1,417)

	120,995	1,753	135,932	(108,734)
Total other income (expense) for Consolidated Partner Companies	(301)	39	(132)	130

	$120,694	$1,792	$135,800	$(108,604)

During the three and nine months ended September 30, 2005 and 2004, the Company sold its ownership interests in various Partner Companies in exchange for cash and contingent consideration. The gain of $0.6 million in the nine months ended September 30, 2005 primarily relates to the sale of ClearCommerce Corporation, iSky, Inc. and Syncra Systems, Inc. The gain of $22.3 million in 2004 primarily relates to the sale of the Company’s ownership interests in eMerge Interactive, Inc., Onvia.com, Inc. and iSky, Inc.

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
The Company owns and builds Internet software and services companies that drive business productivity and reduce transaction costs between firms. The Company devotes its expertise and capital to maximizing the success of these platform companies that are delivering software and service applications to customers worldwide. The various interests that we acquire in our partner companies are accounted for under one of three accounting methods: the consolidation method, the equity method or the cost method. The applicable accounting method is generally determined based on our voting interest in a partner company. Generally, if we own more than 50% of the outstanding voting securities of a partner company, and for which other shareholders do not possess the right to affect significant management decisions, a partner company’s accounts are reflected within our consolidated financial statements. Generally, if we own between 20% and 50% of the outstanding voting securities, a partner company’s accounts are not reflected within our consolidated financial statements; however, our share of the earnings or losses of the partner company is reflected in the caption “Equity loss” in our consolidated statements of operations. Partner companies not accounted for under either the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, our share of the earnings or losses of these companies is not included in our consolidated statements of operations.
Information for all periods presented below reflects the grouping of ICG partner companies into two segments, consisting of the Core segment and the Other Holdings segment. The Core operating segment includes those partner companies in which the Company’s management takes a very active role in providing strategic direction and management assistance (“Core”). The Other Holdings operating segment includes holdings in companies where, in general, we provide less operational support, we do not have a controlling ownership stake and the partner company is managed to provide the greatest near-term stockholder value (“Other Holdings”). From time to time, partner companies are disposed of by ICG or cease operations. For presentational purposes, the partner companies included within the segments as of September 30, 2005, are consistently the same 22 partner companies for the three months ended September 30, 2005 and 2004 periods.

Liquidity and Capital Resources
The following table summarizes certain balance sheet information for the parent company, Internet Capital Group, Inc. and its consolidated subsidiaries:
Summary of Liquidity

	September 30, 2005			December 31, 2004
	ICG Parent	Consolidated		ICG Parent	Consolidated
	Company Level	Subsidiaries	Total	Company Level	Subsidiaries	Total
			(in thousands)
Cash and cash equivalents	$193,794	$14,946	$208,740	$9,345	$22,241	$31,586
Restricted Cash (1)	—	1,037	1,037	—	999	999
Short-term investments	—	5,475	5,475	57,940	—	57,940

	$193,794	$21,458	$215,252	$67,285	$23,240	$90,525

Marketable securities	$55,832	$—	$55,832	$54,082	$—	$54,082

Senior convertible notes due April 2009(2)	$(60,000)	$—	$(60,000)	$(60,000)	$—	$(60,000)

(1)	Restricted cash at September 30, 2005 and December 31, 2004 does not include $1,297 and $893, respectively, of long-term restricted cash included in “Other” assets on the Company’s Consolidated balance sheets.

(2)	In October 2005, we repurchased $20.0 million of principal amount of the senior convertible notes due April 2009 for $24.7 million in cash. The remaining principal balance at November 4, 2005 totals $40.0 million.
We believe existing cash, cash equivalents and short-term investments and proceeds from the potential sales of all or a portion of our interests in certain marketable securities and partner companies to be sufficient to fund our cash requirements for the foreseeable future, including future commitments to partner companies, debt obligations and general operations requirements. At September 30, 2005, as well as the date of this filing, we were not obligated for any significant funding and guarantee commitments to existing partner companies. We will continue to evaluate acquisition opportunities and may acquire additional ownership interests in new and existing partner companies in the next twelve months; however, such acquisitions will generally be made at our discretion.

Consolidated working capital increased to $159.9 million at September 30, 2005 from $77.7 million at December 31, 2004 primarily due to cash proceeds from the LinkShare sale.
Summary of Statements of Cash Flows

	Nine Months Ended September 30,
	2005	2004
	(in thousands)
Net cash used in operating activities	$(23,194)	$(23,350)
Net cash provided by (used in) investing activities	$200,008	$(36,905)
Net cash (used in) provided by financing activities	$(193)	$14,692
Net cash used in operating activities was approximately $23.2 million for the nine months ended September 30, 2005, compared to $23.4 million during the comparable 2004 period. The decrease in cash used in operating activities is primarily the result of the reduced operating losses in the 2005 period.
Net cash provided by investing activities for the nine months ended September 30, 2005 was $200.0 million versus net cash used in investing activities of $36.9 million during the comparable 2004 period. The increase in cash provided by investing activities is primarily due to an increase in cash proceeds related to partner company dispositions, sales of marketable securities and sales of short-term investments in the 2005 period over the 2004 period.
Net cash provided by financing activities decreased $14.9 million for the nine months ended September 30, 2005 versus 2004. The decrease in cash provided by financing activities is principally due to the issuance of senior convertible notes of $60.0 million offset by the redemption of convertible subordinated notes of $39.5 million and the repayment of other long-term debt and capital lease obligations of $6.3 million in 2004.
We and our consolidated subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. We do not expect that the ultimate liability with respect to these actions will materially affect our financial position or cash flows.
Contractual Cash Obligations and Commercial Commitments
At September 30, 2005, due to increased ownership at StarCite and Investor Force, we have increased our contractual cash obligations and commercial commitments as compared to the information that is disclosed in our Form 10-K for the fiscal year ended December 31, 2004.
Off-Balance Sheet Arrangements
We are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Our Partner Companies
As of September 30, 2005, we owned interests in 22 partner companies that are categorized below based on segment and method of accounting.

CORE PARTNER COMPANIES (%Voting Interest)
Consolidated	Equity	Cost
CommerceQuest (87%)*	CreditTrade (30%)
ICG Commerce (76%)	Freeborders (33%)
Investor Force (75%)	GoIndustry (54%)
StarCite (61%)	Marketron (38%)

*	CommerceQuest sold its assets to Metastorm on October 5, 2005. As of October 5, 2005, we have a 42% ownership interest in Metastorm.

OTHER HOLDINGS COMPANIES (%Voting Interest)
Consolidated	Equity	Cost
	ComputerJobs.com (46%)	Anthem (9%)
	Co-nect (36%)	Arbinet (1)
	eCredit (31%)	Blackboard (2)
Captive Capital (5%)
Emptoris (7%)
Entegrity Solutions (2%)
FoodLink Online (13%)
Jamcracker (2%)
Tibersoft (5%)
Traffic.com (4%)
Verticalnet (3)

(1)	As of September 30, 2005, we own 231,128 shares of Arbinet (see “Note 4 — Marketable Securities” to Consolidated Financial Statements.)

(2)	As of September 30, 2005, we own 2,098,777 shares of Blackboard (see “Note 4 — Marketable Securities” to Consolidated Financial Statements.)

(3)	As of September 30, 2005, we own 2,664,294 shares of Verticalnet (see “Note 4 — Marketable Securities” to Consolidated Financial Statements.)

Results of Operations
The following summarizes the unaudited selected financial information related to our segments. Each segment includes the results of our consolidated partner companies and records our share of the earnings and losses of partner companies accounted for under the equity method of accounting. The partner companies included within the segments are consistently the same 22 partner companies for the three and nine months ended September 30, 2005 and 2004. The method of accounting for any particular partner company may change based on our ownership interest.
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

Segment Information
(in thousands)
				Reconciling Items
				Discontinued
			Total	Operations and			Consolidated
	Core	Other Holdings	Segment	Dispositions	Corporate	Other	Results
For The Three Months Ended September 30, 2005
Revenues	$17,799	$—	$17,799	$—	$—	$—	$17,799
Net income (loss)	$(6,252)	$(47)	$(6,299)	$726	$(5,708)	$98,575	$87,294

For The Three Months Ended September 30, 2004
Revenues	$12,732	$—	$12,732	$—	$—	$—	$12,732
Net income (loss)	$(4,324)	$(478)	$(4,802)	$152	$(4,422)	$1,963	$(7,109)

For The Nine Months Ended September 30, 2005
Revenues	$45,171	$—	$45,171	$—	$—	$—	$45,171
Net income (loss)	$(18,294)	$(140)	$(18,434)	$2,144	$(13,211)	$114,753	$85,252

For The Nine Months Ended September 30, 2004
Revenues	$37,397	$—	$37,397	$—	$—	$—	$37,397
Net income (loss)	$(13,502)	$(1,239)	$(14,741)	$3,121	$(13,816)	$(107,321)	$(132,757)

For the Three and Nine Months Ended September 30, 2005 and 2004
Results of Operations — Core Companies
The following presentation of our Results of Operations – Core Companies includes the results of our consolidated Core partner companies and our share of the results of our equity method Core partner companies.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Selected data:	2005	2004	2005	2004
		(in thousands)
Revenue	$17,799	$12,732	$45,171	$37,397

Cost of revenue	(9,922)	(6,928)	(26,223)	(21,078)
Selling, general and administrative	(7,779)	(5,658)	(21,639)	(16,706)
Research and development	(4,146)	(2,351)	(10,330)	(7,342)
Amortization of other intangibles	(618)	(689)	(1,587)	(2,183)
Impairment related and other	(21)	(20)	(87)	(120)

Operating expenses	(22,486)	(15,646)	(59,866)	(47,429)

Interest and other	(205)	109	38	67
Equity loss	(1,360)	(1,519)	(3,637)	(3,537)

Net loss	$(6,252)	$(4,324)	$(18,294)	$(13,502)

Revenue
Revenue increased $5.1 million from $12.7 million in the quarter ended September 30, 2004 to $17.8 million in the quarter ended September 30, 2005. The consolidation of Investor Force and StarCite in 2005 increased revenue $4.5 million, versus the corresponding 2004 quarter. ICG Commerce’s revenue increased $0.7 million due to increased demand for outsourced procurement services in the United States market offset by continued weakness in the European market. The residual decrease is due to reduced software sales at CommerceQuest.
Revenue increased $7.8 million from $37.4 million year to date September 30, 2004 to $45.2 million year to date September 30, 2005. The consolidation of Investor Force and StarCite in 2005 increased revenue $6.3 million versus the corresponding 2004 nine month period. ICG Commerce’s revenue increased by $4.1 million due to increased demand for outsourced procurement services in the United States market offset by continued weakness in the European market. The residual decrease is due to reduced software sales at CommerceQuest.
Operating Expenses
Operating expenses increased $6.9 million from $15.6 million in the quarter ended September 30, 2004 to $22.5 million in the quarter ended September 30, 2005. The consolidation of Investor Force and StarCite in 2005 increased operating expenses $7.0 million, versus the corresponding 2004 period. ICG Commerce increased operating expenses by $0.4 million to respond to increased demand for their services. The residual decrease is due to CommerceQuest as they reacted to the challenging environment for enterprise software sales.
Operating expenses increased $12.5 million from $47.4 million year to date September 30, 2004 to $59.9 million year to date September 30, 2005. The consolidation of Investor Force and StarCite in 2005 increased operating expenses $11.0 million, versus the corresponding 2004 nine month period. ICG Commerce increased operating expenses by $1.7 million to respond to increased demand for their services. The residual decrease is due to CommerceQuest as they reacted to the challenging environment for enterprise software sales.

Equity Loss
The total revenue of our four Core equity method partner companies improved from $28.0 million in the three months ended September 30, 2004 to $35.3 million in the three months ended September 30, 2005. The improvements are primarily the result of increased revenue at our partner companies involved with credit derivatives, online auctions and offshore IT outsourcing offset by reduced revenue at our partner companies involved with enterprise software sales.
The total revenue of our four Core equity method partner companies improved from $83.7 million in the nine months ended September 30, 2004 to $105.7 million in the nine months ended September 30, 2005. The improvements are primarily the result of increased revenue at our partner companies involved with credit derivatives and offshore IT outsourcing offset by reduced revenue at our partner companies involved with online auctions and enterprise software sales.
Our four Core equity companies reported aggregate net loss of $(2.7) million in the three months ended September 30, 2005 compared to net loss of $(3.0) million in the corresponding 2004 period. Results for the 2005 period improved over the 2004 period primarily due to higher revenue offset by higher spending levels in the current period to extend product, services and sales. Our share of the results of these partner companies increased in the three months ended September 30, 2005 versus the 2004 period primarily due to increased operating losses at those partner companies where our ownership level is higher.
Our four Core equity companies reported aggregate net loss of $(2.9) million in the nine months ended September 30, 2005 compared to net loss of less than $(5.2) million in the corresponding 2004 period. Results for the 2005 period improved over the 2004 period primarily due to higher revenue offset by higher spending levels in the current period to extend product, services and sales. Accordingly, our share of the results of these partner companies improved in the nine months ended September 30, 2005 versus the 2004 period.
Results of Operations – Other Holdings Companies
The following presentation of our Results of Operations – Other Holdings Companies includes our share of the results of our equity method Other Holdings partner companies.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		(in thousands)
Equity loss	$(47)	$(478)	$(140)	$(1,239)

Equity loss decreased period over period primarily as a result of our carrying value being reduced to zero in one of these partner companies in the 2005 periods versus 2004.
Discontinued Operations and Dispositions
The following is a summary of the components included in “Discontinued Operations and Dispositions,” a reconciling item for segment reporting purposes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(in thousands)
Net income attributable to discontinued operations	$—	$—	$—	$3,000
Net income (loss) attributable to equity method companies disposed of	726	152	2,144	121

	$726	$152	$2,144	$3,121

Corporate

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		(in thousands)
General and administrative	$(5,474)	$(3,863)	$(12,249)	$(10,212)
Impairment related and other	—	—	—	(546)
Interest expense, net	(234)	(559)	(962)	(3,058)

Total corporate operating expenses	$(5,708)	$(4,422)	$(13,211)	$(13,816)

General and Administrative
Our general and administrative expenses increased $1.6 million for the three months ended September 30, 2005 versus 2004 primarily due to an increase in stock-based compensation of $1.8 million as a result of more restricted stock and stock appreciation rights amortization offset by lower other operating expenses. Our general and administrative expenses increased $1.6 million for the nine months ended September 30, 2005 versus 2004 primarily due to an increase in stock-based compensation as a result of more restricted stock and stock appreciation rights amortization in 2005.
Restructuring (Impairment Related and Other)
During the nine months ended September 30, 2004, we settled a lease obligation for more than we had estimated, resulting in a charge of $0.5 million.
Interest Income/Expense
The decrease in interest expense, net is primarily attributable to the reduction in average principal amount of convertible notes outstanding and an increase in interest income in 2005.
Other

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		(in thousands)
Other income (loss) (Note 12)	$120,995	$2,210	$135,932	$(108,277)
Impairment related and other	(2,697)	(457)	(2,697)	(457)
Income taxes	(20,349)	—	(20,349)	—
Minority interest	626	210	1,867	1,413

	$98,575	$1,963	$114,753	$(107,321)

Other Income (Loss), Net
The increase in other income (loss) for the three months ended September 30, 2005 is primarily attributable to gains on sales of marketable securities in 2005 of $3.0 million and the sale of our ownership interest in LinkShare in 2005 of $119.8 million.
The change in other income (loss) for the nine months ended September 30, 2005 is primarily attributable to the 2004 loss of $133.2 million on our debt-for-equity exchanges versus the 2005 gains on sales of marketable securities and LinkShare.
Impairment Related and Other
For the three and nine months ended September 30, 2005, we impaired $1.8 million of goodwill and $0.9 million of intangibles related to a consolidated partner company.

Income Taxes
The 19% effective tax rate for the third quarter differs from the 35% statutory rate primarily due to the utilization of losses for which a valuation allowance had previously been provided. The amount of carryforward losses that we were permitted to utilize was limited due to the change in ownership experienced by us in 2004.
Our net deferred tax asset of $606 million at September 30, 2005 consists of deferred tax assets of $625 million, relating primarily to partner company basis differences, capital and net operating loss carry forwards, offset by deferred tax liabilities of $19 million primarily related to unrealized appreciation in available for sale securities. During 2001, we recorded a full valuation allowance against our net assets that has been maintained through September 30, 2005. (See Note 5 to our Consolidated Financial Statements).
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
StarCities revenues are primarily derived from hotel media marketing packages, attendee management software, site selection and various enabling technologies. Package revenues are typically recognized over the life of the contract, typically twelve months. Attendee management software and enabling technology revenues are recognized over the terms of the contract. Site selection revenues are recognized at the time the meeting occurs, which assumes no significant performance obligation remains.
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

We have not yet determined the actual model we will use to calculate fair value and are in the process of evaluating the impact of SFAS No. 123R on our Consolidated Financial Statements. This statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005 and accordingly, the Company will adopt SFAS No. 123R on January 1, 2006.
Risk Factors
Forward-looking statements made with respect to our financial condition and results of operations and business in this Quarterly Report on Form 10-Q and those made from time to time by us through our senior management are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on our current expectations and projections about future events but are subject to known and unknown risks, uncertainties and assumptions about us and our partner companies that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.
Factors that could cause our actual results, levels of activity, performance or achievements to differ materially from those anticipated in forward-looking statements include, but are not limited to, factors discussed elsewhere in this Report and include among other things:
•	development of the e-commerce and information technology markets;

•	capital spending by enterprises and customers;

•	our partner companies’ collective ability to compete successfully against their respective competitors;

•	rapid technological developments in the respective markets in which our partner companies operate and our partner companies’ collective ability to respond to such changes in a timely and effective manner;

•	our ability to maximize value in connection with divestitures;

•	our ability to retain key personnel;

•	our ability to effectively manage existing capital resources;

•	our ability and our partner companies’ ability to access the capital markets; and

•	our outstanding indebtedness.
In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue” or the negative of such terms or other similar expressions. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report on Form 10-Q might not occur.
Our business involves a number of risks, some of which are beyond our control. You should carefully consider each of the risks and uncertainties we describe below and all of the other information in this Quarterly Report on Form 10-Q before deciding to invest in our shares. The risks and uncertainties we describe below are not the only ones we face. Additional risks and uncertainties that we do not currently know or that we currently believe to be immaterial may also adversely affect our business.

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
Arbinet, Blackboard and Verticalnet are our publicly-traded partner companies. Fluctuations in the price of Arbinet’s, Blackboard’s and Verticalnet’s and other future publicly-traded partner companies’ common stock are likely to affect the price of our common stock. The price of our publicly-traded partner companies common stock has been highly volatile. As of September 30, 2005, the market value of the Company’s interest in these publicly-traded partner companies was $55.8 million. The results of operations, and accordingly the price of the common stock, of each of Blackboard, Arbinet and Verticalnet may be adversely affected by the risk factors in its SEC filings, which are publicly available at www.sec.gov.
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
Of our $399.2 million in total assets as of September 30, 2005, $39.4 million, or 9.9%, consisted of ownership interests in our private partner companies accounted for under the equity and cost methods of accounting. The carrying value of our partner company ownership interests includes our original acquisition cost, the effect of accounting for certain of our partner companies under the equity method of accounting and the effect of impairment charges recorded for the decrease in value of certain partner companies. The carrying value of our partner companies will be impaired and decrease if one or more of our partner companies do not succeed. This decline would likely affect the price of our common stock. As of September 30,

2005, the value of our publicly-traded partner companies (Blackboard, Arbinet and Verticalnet) was $55.8 million and reflected as “Marketable Securities” in our consolidated financial statements. A decline in the market value of our publicly-traded partner companies will likely cause a decline in the price of our common stock.
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
We have had a general history of losses and expect continued losses in the foreseeable future.
We have had significant operating losses and, excluding the effect of any future non-operating gains, such as from the sale of partner companies, we expect to continue incurring operating losses in the future. As a result, we may not have sufficient resources to expand or maintain our operations in the future. We can give no assurances as to when or whether we will achieve profitability, and if we ever have profits, we may not be able to sustain them.
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
During the three and nine months ended September 30, 2005, approximately 10% and 12% of our consolidated revenue relates to one customer. If our partner companies are not able to retain significant customers, such partner companies and our results of operation and financial position could be adversely affected.
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
We may not be able to deploy capital on acceptable terms.
We may not be able to identify attractive acquisition candidates that fit our strategy and, even if we are able to identify such candidates, we may not be able to reach agreement with potential acquisition candidates to acquire an interest in such companies on acceptable terms.
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
Our accounting estimates with respect to the useful life and ultimate recoverability of our carrying basis, including goodwill, in our partner companies could change in the near term and the effect of such changes on the financial statements could be significant. In the first quarter of 2000, we announced several significant acquisitions that were financed principally with shares of our stock and based on the price of our stock at that time, were valued in excess of $1.0 billion. Based on our periodic review of our partner company holdings, we have recorded cumulative impairment charges of $1.3 billion to write off certain partner company holdings. As of September 30, 2005, our recorded amount of carrying basis including goodwill is not impaired, although we cannot assure that our future results will confirm this assessment. We performed our latest annual impairment test during the fourth quarter of 2004 and we will perform our next annual impairment test in the fourth quarter of 2005. However, in October 2005, in conjunction with the Commerce Quest and Metastorm merger, we reevaluated our carrying value of Commerce Quest goodwill as of September 30, 2005 and recorded an impairment charge of $1.9 million for the three months ended September 30, 2005. It is possible that a significant write-down or write-off of partner company carrying basis, including goodwill, may be required in the future, or that a significant loss will be recorded in the future upon the sale of a partner company. A write-down or write-off of this type could cause a decline in the price of our common stock.
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
In April 2004, we issued $60.0 million of senior convertible notes due in April 2009, $40.0 million of which is currently outstanding. This indebtedness may make it more difficult to obtain additional financing and may inhibit our ability to pursue needed or favorable opportunities.
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
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to equity price risks on the marketable portion of our equity securities. Our public holdings at September 30, 2005 include equity positions in companies in the technology industry sector, including Blackboard, Arbinet and Verticalnet, many of which have experienced significant historical volatility in their stock prices. A 20% adverse change in equity prices, based on a sensitivity analysis of our public holdings as of September 30, 2005, would result in an approximate $11.2 million decrease in the fair value of our public holdings.
Cash and cash equivalents, accounts receivable and accounts payable are carried at cost which approximates fair value due to the short-term maturity of these instruments. Short-term investments and marketable securities are carried at fair value. Our senior convertible notes had a fair value of approximately $69.6 million at September 30, 2005 versus a carrying value of $60.0 million. Fair value of our senior convertible notes is determined by obtaining thinly traded market quotes. As of November 4, 2005, our senior convertible notes had a fair value of approximately $49.4 million versus a carrying value of $40.0 million.
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
Evaluation of Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that, as of September 30, 2005, our disclosure controls and procedures were effective. There have been no significant changes in our internal controls or in other factors during the period covered by this Quarterly Report on Form 10-Q that could significantly affect internal controls subsequent to their evaluation.

PART II – OTHER INFORMATION
ITEM 1. Legal Proceedings
In May and June 2001, certain of the Company’s present directors, along with the Company, certain of its former directors, certain of its present and former officers and its underwriters, were named as defendants in nine class action complaints filed in the United States District Court for the Southern District of New York. The plaintiffs and the alleged classes they seek to represent include present and former stockholders of the Company. The complaints generally allege violations of Sections 11 and 12 of the Securities Act of 1933 and Rule 10b-5 promulgated under the Securities Exchange Act of 1934, based on, among other things, the dissemination of statements allegedly containing material misstatements and/or omissions concerning the commissions received by the underwriters of the initial public offering and follow-on public offering of the Company as well as failure to disclose the existence of purported agreements by the underwriters with some of the purchasers in these offerings to buy additional shares of the Company’s stock subsequently in the open market at pre-determined prices above the initial offering prices. The plaintiffs seek for themselves and the alleged class members an award of damages and litigation costs and expenses. The claims in these cases have been consolidated for pre-trial purposes (together with claims against other issuers and underwriters) before one judge in the Southern District of New York federal court. In April 2002, a consolidated, amended complaint was filed against these defendants which generally alleges the same violations and also refers to alleged misstatements or omissions that relate to the recommendations regarding the Company’s stock by analysts employed by the underwriters. In June and July 2002, defendants, including the Company defendants, filed motions to dismiss plaintiffs’ complaints on numerous grounds. The Company’s motion was denied in its entirety in an opinion dated February 19, 2003. In July 2003, a committee of the Company’s Board of Directors approved a proposed settlement with the plaintiffs in this matter. The settlement would provide for, among other things, a release of the Company and of the individual defendants (who had been previously dismissed without prejudice) for the wrongful conduct alleged in the amended complaint. The Company would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. Any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurers. The complete terms of the proposed settlement is on file with the Court. The Court overseeing the litigation granted preliminary approval of the settlement in February 2005 subject to a change in the terms to bar cross-claims by defendant underwriters for contribution, but not for indemnification or otherwise. The parties to the settlement have agreed on revised language to effectuate the changes regarding contribution/indemnification claims requested by the Court and such language has been accepted by the Court. A final fairness hearing on the settlement is tentatively set for January 9, 2006.
On December 20, 2002, the Company was named as a defendant in an action filed in the United States District Court for the District of Maine. The plaintiffs include former stockholders of Animated Images, Inc. (“Animated Images”), one of the Company’s former partner companies. In addition to the Company, the complaint also named Freeborders, a current partner company, as a defendant, as well as four individual defendants, including former officers of the Company and former Animated Images and Freeborders directors. The complaint generally alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and Section 5(a) of the Securities Act of 1933, fraud, breach of contract, breach of fiduciary duty and civil conspiracy, among other claims, in connection with the merger of Animated Images into Freeborders. In support of these claims, the plaintiffs allege, among other things, that the defendants misrepresented the value of the stock of Freeborders, resulting in plaintiffs’ having received less consideration in the merger than that to which they believe they were entitled. In July 2003, the Court granted defendants’ motion to stay the litigation pending arbitration in California of plaintiffs’ claims against Freeborders. In an effort to avoid such arbitration, plaintiffs moved to dismiss Freeborders from the litigation in March 2004. The Court granted this motion and thereafter, plaintiffs filed a motion to compel arbitration of their claims against the Company and certain other defendants. The Court granted plaintiffs’ motion on October 1, 2004, and further ordered a stay of the plaintiffs’ non-arbitrable claims against two individual defendants. Plaintiffs dismissed their claims against one of the individual defendants, who is a former Animated Images director. The Company and one of the remaining individual defendants have asserted counterclaims in the arbitration. The parties to the arbitration are engaged in pre-hearing discovery. The Company intends to defend vigorously itself against plaintiffs’ claims and to prosecute its counterclaims against plaintiffs.
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
None.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Submission of Matters to a Vote of Security Holders
None.
ITEM 5. Other Information
None.
ITEM 6. Exhibits

Number	Document
11.1	Statement Regarding Computation of Per Share Earnings (included herein at Note 6 — “Net Income (Loss) per Share” to the Consolidated Financial Statements on Page 19)

31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

32.2	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNET CAPITAL GROUP, INC.

Date: November 8, 2005
	By:	/s/Anthony P. Dolanski Name: Anthony P. Dolanski
Title: Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
(Duly Authorized Officer)

Exhibit Index

Number	Document
11.1	Statement Regarding Computation of Per Share Earnings (included herein at Note 6 “Net Income (Loss) per Share” to the Consolidated Financial Statements on page 19)

31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

32.2	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002, as amended.