Form 10-K
period 2005-12-31
INTERNET CAPITAL GROUP INC
filed 2006-03-15
CIK 1085621

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Fiscal Year Ended December 31, 2005
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

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑.
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated” filer in Rule 12b-2 of the Exchange Act. Check one:
Large accelerated filer ☐ Accelerated filer ☑ non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
     The aggregate market value of the 37,511,767 shares of Common Stock held by non-affiliates of the registrant as of March 6, 2006 was $275.0 million, based upon the closing price of $7.33 on the NASDAQ National Market on June 30, 2005. (For this computation, the registrant has excluded the market value of all shares of its Common Stock held by (a) its executive officers and (b) directors; such exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the Registrant.)
     As of March 6, 2006, there were 39,167,802 shares of Common Stock outstanding .
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission (the “SEC”) relative to the Company’s Annual Meeting of Stockholders for the fiscal year ended December 31, 2005 are incorporated by reference into Part III of this Report.

INTERNET CAPITAL GROUP, INC.
FORM 10-K
DECEMBER 31, 2005
INDEX

Forward-Looking Statements
Forward-looking statements made with respect to our financial condition and results of operations and business in this Annual Report on Form 10-K (“Report”) and those made from time to time by us through our senior management are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on our current expectations and projections about future events but are subject to known and unknown risks, uncertainties and assumptions about us and our partner companies that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.
Factors that could cause our actual results, levels of activity, performance or achievements to differ materially from those anticipated in forward-looking statements include, but are not limited to, factors discussed elsewhere in this Report and include among other things:
•	development of the e-commerce and information technology markets;

•	capital spending by enterprises and customers;

•	our partner companies’ collective ability to compete successfully against their respective competitors;

•	rapid technological developments in the respective markets in which our partner companies operate and our partner companies’ collective ability to respond to such changes in a timely and effective manner;

•	our ability to deploy capital effectively and on acceptable terms;

•	our ability to maximize value in connection with divestitures;

•	our ability to retain key personnel; and

•	our ability to effectively manage existing capital resources.
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

PART I
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
In the information technology industry, certain terms are often used to describe the nature of a company’s business, including the following terms: internet company, business to business e-commerce, business to consumer e-commerce, software company, on-demand internet software, on-demand software, software as a service, application service provider, outsourcing, procurement services and supply chain. These terms apply, in varying degrees, to most of our partner companies. Our partner companies also typically provide customers with systems integration consulting services or stand alone services. For convenience throughout this Report, we generally refer to our partner companies’ businesses as software and services.
ITEM 1. Business
Business Overview
Internet Capital Group, Inc. (“ICG” or the “Company”) owns and builds Internet software and services companies that drive business productivity and reduce transaction costs between firms. ICG was formed on March 4, 1996 and is headquartered in Wayne, Pennsylvania. We view the Company as primarily having two components: Corporate and our partner companies. Corporate primarily holds the cash, short-term investments, marketable securities, our ownership interests in our partner companies and convertible notes which are due in April 2009. Our partner companies are grouped into two operating segments consisting of the Core segment and the Other Holdings segment. The Core operating segment includes those partner companies in which the Company’s management takes a very active role in providing strategic direction and management assistance (our “Core” companies). ICG devotes its expertise and capital to maximizing the success of these Core companies that are delivering software and service applications to customers worldwide. The Other Holdings operating segment includes holdings in companies where, in general, we provide less operational support, we do not have a controlling ownership stake and the partner company is managed to provide the greatest near-term stockholder value. As of December 31, 2005, our partner company network is made up of 20 companies in which we own interests.
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
With a sharp focus on those Core companies that we believe have the greatest potential to generate value for ICG stockholders our operating strategy is to build and develop our partner companies by providing them with both human and financial resources. This support leverages the collective knowledge and best practices both within ICG and across our network of partner companies. We use these collective resources to actively support the business strategies, operations and management teams of our partner companies. Our resources include the experience, industry relationships and specific expertise of our management team, our partner companies’ management teams and our Board of Directors.
The Company recently began focusing on identifying potential acquisitions of stakes in new partner companies following a period of years marked by the need to reduce costs and debt. Our goal is to acquire software companies that deliver on-demand applications through the internet and which automate a complex workflow process and deliver a comprehensive solution comprising software, content data and transaction capabilities. Some of these companies will have the potential to develop into an ecosystem whereby the growth in users improves the value to all customers. From a financial standpoint, we generally are targeting companies that have recurring customer revenue models under multi-year contracts with a relatively high proportion of costs being fixed.
Industry Overview
The internet’s growth creates substantial market opportunities for companies that provide software and services to help traditional businesses attract customers and increase efficiency and cost savings by leveraging the internet and other technologies. Historically, e-commerce has occurred through electronic data interchange over proprietary networks, which are costly and available only to a limited number of participants. The internet provides an open platform with common communication protocols to build efficient, cost-effective networks that facilitate e-commerce.
During 2004 and 2005, the e-commerce market continued a period of development and growth as enterprises of all sizes and across all industries looked for vehicles to help them:
•	Expand access to new and existing customers and suppliers;

•	Increase efficiency and reduce cost; and

•	Focus on core competencies and outsource non-core, non-strategic processes.
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
Increase efficiency and reduce cost
Traditional businesses are utilizing the internet to automate their internal operations, including manufacturing, finance, sales and purchasing functions. The internet is also used to increase information flow and access throughout the value chain. This increases operational efficiency by reducing the time, costs and resources required to transact business, lowering inventory levels and procurement costs and improving responsiveness to customers and suppliers. Additionally, the internet has created high levels of price and cost transparency for customers. As a result, companies are being forced to become more efficient and to reduce their cost structures. Challenging market conditions only served to increase the need for companies to reduce bottom line costs and increase operational efficiencies to support growth.
Focus on core competencies and outsource non-core, non-strategic processes
There are an increasing number of large enterprises focusing on their core competencies to drive differentiation and competitive advantage for their firms. This means that they are looking for ways to outsource non-core, or non-strategic, processes that cost time and money, and more importantly distract them from their top priorities, which are to grow market share and deliver new products or services. In some cases, this outsourcing will be to labor based firms who provide deep expertise, and in some cases, the outsourcing will be to technology intensive firms that provide a platform to automate a function.
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
In late 2000, we reallocated our capital resources as described below to focus on those partner companies that we believed presented the greatest potential for ICG stockholders. Due to this increased focus on certain existing partner companies, through 2004 we decreased our focus on new acquisitions. During 2005, in light of our improved financial position, we commenced seeking new acquisitions and acquired an interest in a new partner company.
After acquiring interests in partner companies, we selectively continue to participate in their follow-on financings and selectively increase our ownership positions.

Aggregating companies into a network to promote growth
ICG has acquired interests in numerous partner companies, and as we make acquisitions, we immediately take an active role in the partner companies by providing both strategic guidance and operational support:
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
Exchange of Best Practices and Economies of Scale. One of the principal goals of our network is to promote best practices and economies of scale among our partner companies. We promote and facilitate the information flow among our partner companies and as they follow similar business cycles and challenges, key learnings are leveraged to increase operational efficiencies, accelerate decision-making and promote growth. Importantly, the challenging economic environment has had a significant effect on most of our partner companies. The benefits of a network effect have enabled many of these companies to leverage strategies implemented by some companies to cut costs and evolve business models to quickly respond to common challenges.
Prioritize resources to accelerate development of most promising companies
Based on our active involvement in the e-commerce market since 1996, we believe that our expertise allows us to identify companies that are positioned to succeed. This enables the prioritization of our resources to accelerate the development of partner companies we believe offer the greatest value for our stockholders over the long-term. We intend to continue to focus on our private partner companies that we believe have the greatest long-term value potential, which we refer to as our private Core partner companies. These private Core partner companies primarily deliver a wide array of software and services to help customers streamline and automate business processes with the goal of reducing costs and increasing efficiencies both within the four walls of the enterprise and across their individual value chains. However, this categorization does not necessarily imply that every one of our private Core partner companies is a de facto success at this time. Rather, it captures those companies that are receiving the majority of management’s time and resources as we consider them our most promising.
At December 31, 2005 our consolidated Core partner companies consisted of:
ICG Commerce Holdings, Inc. (“ICG Commerce”)
ICG Commerce is a procurement services provider delivering total procurement cost savings through a combination of deep expertise and hosted technology. ICG Commerce provides a comprehensive range of solutions to help companies identify savings through sourcing, realize savings through implementation of purchase-to-pay automation and drive continuous improvements through ongoing category management.

Investor Force Holdings, Inc. (“Investor Force”)
Investor Force is a software technology company specializing in the delivery of revenue and efficiency generating business solutions to the institutional investment community. Investor Force serves a broad array of institutional investment clients, including money managers, consultants, plan sponsors and institutional investors. By eliminating manual, time-consuming tasks and providing greater portfolio insight, Investor Force helps firms serve its institutional clients faster and with greater intelligence and productivity.
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
At December 31, 2005 our equity Core partner companies consisted of:
CreditTrade Inc. (“CreditTrade”)
CreditTrade provides transaction, data and information services to the credit markets. CreditTrade is a broker specializing in credit default swaps and secondary loans.
Freeborders, Inc. (“Freeborders”)
Freeborders is a provider of technology solutions and outsourcing from China. Freeborders also provides product lifecycle management software and services to leading retailers and their suppliers, enabling brands to more effectively manage the increasing complexity of their supply chains. Freeborders solutions help drive profitable revenue growth, speed products to market, improve inventory management, and maintain control, consistency and quality.
Marketron International, Inc. (“Marketron”)
Marketron is a provider of broadcast management solutions for the radio, TV and cable industries. Marketron’s fully integrated suite of sales, traffic, finance and business intelligence solutions automates workflow from proposal to billing, enabling groups to optimize inventory and increase revenues.
Metastorm Inc. (“Metastorm”)
Metastorm is an enterprise software and service provider that enables its customers to turn business strategies into business processes by fully integrating the work that people do with software systems that optimize business performance. Metastorm delivers a complete set of scalable business process management solutions that leverage existing IT investments to unite people, processes and technology in a service-based architecture.

Qcorps Residential, Inc. (d/b/a WhiteFence) (“WhiteFence”)
WhiteFence is a web services provider used by household consumers to compare and purchase essential home services such as electricity, natural gas, telephone and cable/satellite television. WhiteFence reaches customers directly through company-owned web sites and through its network of exclusive channel partners who integrate the web services application within their own business processes and web sites.
Concentration of Customer Base and Credit Risk
Approximately 13% of our revenue for the year ended December 31, 2005 related to a single customer of ICG Commerce. Accounts receivable from this customer were $1.1 million at December 31, 2005.
Approximately 21% of our revenue for the year ended December 31, 2003 related to a single customer of ICG Commerce. This customer terminated its arrangement to purchase services from ICG Commerce effective January 1, 2004.
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
Employees
Our corporate headcount as of March 6, 2006 is 22. Headcount at our consolidated partner companies as of March 6, 2006 is 371. Although we believe our and our consolidated partner companies current staffing levels are adequate to conduct business, we cannot ensure that we and our consolidated partner companies will not need to increase headcount in the future.

Financial Information About Segments and Geographic Areas
Segment and geographic area information is set forth in Note 8 to our Consolidated Financial Statements included in Item 8 below and incorporated herein by reference.
Availability of Reports and Other Information
Our internet website address is www.internetcapital.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed by us with the Securities and Exchange Commission pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are accessible free of charge through our website as soon as reasonably practicable after we electronically file those documents with, or otherwise furnish them to, the Securities and Exchange Commission.
ITEM 1A. Risk Factors
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
We may not be able to deploy capital effectively and on acceptable terms.
Our strategy includes effectively deploying capital by acquiring interests in new partner companies. We may not be able to identify attractive acquisition candidates that fit our strategy and, even if we are able to identify such candidates, we may not be able to reach agreement with potential acquisition candidates to acquire an interest in such companies on acceptable terms.
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
Approximately 4.1 million shares of our common stock could be sold in the public market in connection with the conversion of our senior convertible debt, and future sales of our common stock, or the perception that such future sales may occur, may cause our stock price to decline.
Approximately 4.1 million shares of our common stock could be sold into the public market if the holders of our senior convertible notes due April 2009 elect to convert such notes. The notes are convertible at the option of the holder at any time on or before maturity into shares of our common stock at a conversion price of $9.108 per share. The sale of a large number of shares of our common stock, or the perception that such sales could occur, could materially and adversely affect the market price of our common stock and could impair our ability to obtain capital through an offering of equity securities.

Fluctuation in the price of the common stock of our publicly-traded partner companies may affect the price of our common stock.
Currently, Blackboard, Inc. (“Blackboard”), GoIndustry plc (“GoIndustry”) and Traffic.com, Inc. (“Traffic.com”) are our publicly-traded partner companies. Fluctuations in the price of Blackboard’s, GoIndustry’s and Traffic.com’s and other future publicly-traded partner companies’ common stock are likely to affect the price of our common stock. The price of our publicly-traded partner companies common stock has been highly volatile. As of December 31, 2005, the market value of the Company’s interest in our one publicly-traded partner company as of such date (Blackboard) was $63.4 million. The results of operations, and accordingly the price of the common stock, of Blackboard and Traffic.com may be adversely affected by the risk factors in its SEC filings, which are publicly available at www.sec.gov.
Our business depends upon the performance of our partner companies, which is uncertain.
If our partner companies do not succeed, the value of our assets and the price of our common stock may decline. Economic, governmental, industry and company factors outside our control affect each of our partner companies. The material risks relating to our partner companies include:
•	fluctuations in the market price of the common stock of Blackboard, GoIndustry and Traffic.com, our publicly-traded partner companies, which are likely to affect the price of our common stock;

•	many of our partner companies have limited operating histories, have not yet attained significant revenues and are operating at or near break-even and may not achieve profitability in the future;

•	lack of the widespread commercial use of the internet, decreased spending on information technology software and services and elongated sales cycles which may prevent our partner companies from succeeding;

•	intensifying competition for the products and services our partner companies offer, which could lead to the failure of some of our partner companies; and

•	the inability of our partner companies to secure additional financing, which may force some of our partner companies to cease or scale back operations.
Of our $346.5 million in total assets as of December 31, 2005, $71.5 million, or 20.6%, consisted of ownership interests in our private partner companies accounted for under the equity and cost methods of accounting. The carrying value of our partner company ownership interests includes our original acquisition cost, the effect of accounting for certain of our partner companies under the equity method of accounting and the effect of impairment charges recorded for the decrease in value of certain partner companies. The carrying value of our partner companies will be impaired and decrease if one or more of our partner companies do not succeed. This decline would likely affect the price of our common stock. As of December 31, 2005, the value of our one publicly-traded partner company as of such date (Blackboard) was $63.4 million and reflected as “Marketable Securities” in our Consolidated Financial Statements. A decline in the market value of our publicly-traded partner companies will likely cause a decline in the price of our common stock.
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
We have identified certain partner companies that we believe offer the greatest long-term value proposition as Core partner companies. We cannot ensure that the companies we have identified as Core partner companies are those that actually have the greatest long-term value proposition or are those to which we will continue to allocate capital. Although we have identified certain of our partner companies as Core partner companies, this categorization does not necessarily imply that every one of our Core partner companies is a success at this time or will become successful in the future. There is no guarantee that a Core partner company will remain categorized as Core or that it will be able to successfully continue operations.
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
During the years ended December 31, 2005 and 2003, approximately 13% and 21%, respectively, of our consolidated revenue relates to single customers. If our partner companies are not able to retain significant customers, such partner companies and our results of operation and financial position could be adversely affected.
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
We believe that we are actively engaged in the businesses of information technology and e-commerce through our network of subsidiaries and companies that we are considered to “control.” Under the Investment Company Act of 1940, as amended (the “Investment Company Act”), a company is considered to control another company if it owns more than 25% of that company’s voting securities and is the largest stockholder of such company. A company may be required to register as an investment company if more than 45% of its total assets consist of, and more than 45% of its income/loss and revenue attributable to it over the last four quarters is derived from, ownership interests in companies that it does not control. Because many of our partner companies are not majority-owned subsidiaries, and because we own 25% or less of the voting securities of a number of our partner companies, changes in the value of our interests in our partner companies and the income/loss and revenue attributable to our partner companies could subject us to regulation under the Investment Company Act unless we take precautionary steps. For example, in order to avoid having excessive income from “non-controlled” interests, we may not sell minority interests we would otherwise want to sell or we may have to generate non-investment income by selling interests in partner companies that we are considered to control. We may also need to ensure that we retain more than 25% ownership interests in our partner companies after any equity offerings. In addition, we may have to acquire additional income or loss generating majority-owned or controlled interests that we might not otherwise have acquired or may not be able to acquire “non-controlling” interests in companies that we would otherwise want to acquire. It is not feasible for us to be regulated as an investment company because the Investment Company Act rules are inconsistent with our strategy of actively managing, operating and promoting collaboration among our network of partner companies. On August 23, 1999, the SEC granted our request for an exemption under Section 3(b)(2) of the Investment Company Act declaring us to be primarily engaged in a business other than that of investing, reinvesting, owning, holding or trading in securities. This exemptive order reduces, but it does not eliminate, the risk that we may have to take action to avoid registration as an investment company.
Our accounting estimates with respect to the ultimate recoverability of our basis in our partner companies could change materially in the near term.
Our accounting estimates with respect to the useful life and ultimate recoverability of our carrying basis, including goodwill, in our partner companies could change in the near term and the effect of such changes on the financial statements could be significant. In the first quarter of 2000, we announced several significant acquisitions that were financed principally with shares of our stock and based on the price of our stock at that time, that were valued in excess of $1.0 billion. Based on our periodic review of our partner company holdings, we have recorded cumulative impairment charges of $1.7 billion to write off certain partner company holdings, primarily in 2000, 2001 and 2002. As of December 31, 2005, our recorded amount of carrying basis including goodwill is not impaired, although we cannot assure that our future results will confirm this assessment. We performed our latest annual impairment test during the fourth quarter of 2005 and we will perform our next annual impairment test in the fourth quarter of 2006. In October 2005, in conjunction with the CommerceQuest and Metastorm merger, we reevaluated our carrying value of CommerceQuest goodwill as of September 30, 2005 and recorded a goodwill impairment charge of $1.8 million and a $0.9 million intangible asset charge related to CommerceQuest for the three months ended September 30, 2005. It is possible that a significant write-down or write-off of partner company carrying basis, including goodwill, may be required in the future, or that a significant loss will be recorded in the future upon the sale of a partner company. A write-down or write-off of this type could cause a decline in the price of our common stock.

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
Our inability to prevent dilution of our ownership interests in our partner companies or our inability to otherwise have a controlling influence over the management and operations of our partner companies could have an adverse impact on our status under the Investment Company Act. Our inability to adequately control our partner companies could also prevent us from assisting them, or could prevent us from liquidating our interest in them at a time or at a price that is favorable to us. Additionally, our partner companies may not collaborate with each other or act in ways that are consistent with our business strategy. These factors could hamper our ability to capture value on our interests and cause us to recognize losses on our interests in partner companies.
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
In April 2004, we issued $60.0 million of senior convertible notes due in April 2009, $37.0 million of which is currently outstanding and was outstanding at December 31, 2005. This indebtedness may make it more difficult to obtain additional financing and may inhibit our ability to pursue needed or favorable opportunities.

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
Our success depends on the acceptance by the public and private capital markets of information technology and e-commerce companies in general, including initial public offerings of those companies. The information technology and e-commerce markets have experienced significant volatility and the market for initial public offerings of information technology and e-commerce companies has experienced periods of weakness since 2000. If these markets are weak, we may not be able to create stockholder value by taking our partner companies public. In addition, reduced market interest in our industry may reduce the market value of our publicly-traded partner companies.
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
ITEM 1B. Unresolved Staff Comments
None.
ITEM 2. Properties
The location and general description of our properties as of March 6, 2006 are as follows:
Corporate Offices
Our corporate headquarters are located at 690 Lee Road, Suite 310 in an office facility located in Wayne, Pennsylvania, where we lease approximately 7,475 square feet.
Partner Company Properties
Our consolidated partner companies lease approximately 123,074 square feet of office, administrative, sales and marketing, operations and data center space, principally in California, Colorado, Georgia, Illinois, New York and Pennsylvania in the United States.

ITEM 3. Legal Proceedings
In May and June 2001, certain of the Company’s present directors, along with the Company, certain of its former directors, certain of its present and former officers and its underwriters, were named as defendants in nine class action complaints filed in the United States District Court for the Southern District of New York. The plaintiffs and the alleged classes they seek to represent include present and former stockholders of the Company. The complaints generally allege violations of Sections 11 and 12 of the Securities Act of 1933 and Rule 10b-5 promulgated under the Securities Exchange Act of 1934, based on, among other things, the dissemination of statements allegedly containing material misstatements and/or omissions concerning the commissions received by the underwriters of the initial public offering and follow-on public offering of the Company as well as failure to disclose the existence of purported agreements by the underwriters with some of the purchasers in these offerings to buy additional shares of the Company’s stock subsequently in the open market at pre-determined prices above the initial offering prices. The plaintiffs seek for themselves and the alleged class members an award of damages and litigation costs and expenses. The claims in these cases have been consolidated for pre-trial purposes (together with claims against other issuers and underwriters) before one judge in the Southern District of New York federal court. In April 2002, a consolidated, amended complaint was filed against these defendants which generally alleges the same violations and also refers to alleged misstatements or omissions that relate to the recommendations regarding the Company’s stock by analysts employed by the underwriters. In June and July 2002, defendants, including the Company defendants, filed motions to dismiss plaintiffs’ complaints on numerous grounds. The Company’s motion was denied in its entirety in an opinion dated February 19, 2003. In July 2003, a committee of the Company’s Board of Directors approved a proposed settlement with the plaintiffs in this matter. The settlement would provide for, among other things, a release of the Company and of the individual defendants (who had been previously dismissed without prejudice) for the wrongful conduct alleged in the amended complaint. The Company would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. Any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurers. The complete terms of the proposed settlement is on file with the Court. The Court overseeing the litigation granted preliminary approval of the settlement in February 2005 subject to a change in the terms to bar cross-claims by defendant underwriters for contribution, but not for indemnification or otherwise. The parties to the settlement have agreed on revised language to effectuate the changes regarding contribution/indemnification claims requested by the Court and such language has been accepted by the Court. A final fairness hearing on the settlement is set for April 24, 2006.
On December 20, 2002, the Company was named as a defendant in an action filed in the United States District Court for the District of Maine. The plaintiffs include former stockholders of Animated Images, Inc. (“Animated Images”), one of the Company’s former partner companies. In addition to the Company, the complaint also named Freeborders, a current partner company, as a defendant, as well as four individual defendants, including former officers of the Company and former Animated Images and Freeborders directors. The complaint generally alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and Section 5(a) of the Securities Act of 1933, fraud, breach of contract, breach of fiduciary duty and civil conspiracy, among other claims, in connection with the merger of Animated Images into Freeborders. In support of these claims, the plaintiffs allege, among other things, that the defendants misrepresented the value of the stock of Freeborders, resulting in plaintiffs’ having received less consideration in the merger than that to which they believe they were entitled. In July 2003, the Court granted defendants’ motion to stay the litigation pending arbitration in California of plaintiffs’ claims against Freeborders. In an effort to avoid such arbitration, plaintiffs moved to dismiss Freeborders from the litigation in March 2004. The Court granted this motion and thereafter, plaintiffs filed a motion to compel arbitration of their claims against the Company and certain other defendants. The Court granted plaintiffs’ motion on October 1, 2004, and further ordered a stay of the plaintiffs’ non-arbitrable claims against two individual defendants. Plaintiffs dismissed their claims against one of the individual defendants, a former Animated Images director. The Company and one of the remaining individual defendants have asserted counterclaims in the arbitration. The plaintiffs and the defendants are in settlement discussions.
On September 30, 2004, Verticalnet, Inc. (“Verticalnet”) and several of its former officers and directors, including an executive officer of the Company, were named as defendants in a complaint filed in the U.S.

District Court for the Eastern District of Pennsylvania. The complaint alleges that in connection with the issuance of Verticalnet stock to plaintiff’s predecessors in interest pursuant to an acquisition, the plaintiff was damaged by the defendants’ delays in registering stock, updating the registration of stock, releasing stock from lock-ups and releasing stock from escrows. The defendants have filed a motion to dismiss the case. On January 26, 2006, the Court granted the motion to dismiss with respect to several of the defendants, including the Company’s executive officer.
ITEM 4. Submission of Matters to a Vote of Security Holders
No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal year 2005.

PART II
ITEM 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
(a) Our common stock is currently traded on the Nasdaq National Market under the symbol “ICGE.” We transferred from the Nasdaq National Market to the Nasdaq SmallCap Market effective June 10, 2002 and transferred back to the Nasdaq National Market effective March 3, 2005. Our initial public offering of stock occurred on August 5, 1999 at $120.00 (post-split) per share on the Nasdaq National Market. In December 1999, the Company declared and paid a 100% stock dividend. In May 2004, the Company implemented a one-for-twenty reverse stock split. All share information in this Report reflects this dividend and this reverse stock split. The price range per share reflected in the table below is the highest and lowest sale price for our stock (post split) as reported by the Nasdaq National Market and the Nasdaq SmallCap Market during each quarterly period of our two most recent fiscal years.

	2005				2004
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31
	(1st)	(2nd)	(3rd)	(4th)	(1st)	(2nd)	(3rd)	(4th)
High	$9.37	$7.71	$8.96	$9.39	$12.20	$8.20	$7.85	$9.68
Low	$6.85	$5.34	$6.59	$7.53	$6.60	$4.00	$4.80	$5.90
As of March 6, 2006, the last reported sale price for our common stock on the Nasdaq National Market was $9.06 per share.
(b) Holders. As of February 28, 2006, there were approximately 1,310 holders of record of our common stock, although there is a much larger number of beneficial owners.
(c) Dividends. We have never declared or paid cash dividends on our capital stock and we do not intend to pay cash dividends in the foreseeable future. We plan to retain any earnings for use in the operation of our business and to fund future growth.

ITEM 6. Selected Consolidated Financial Data
The following table summarizes certain selected historical consolidated financial information of ICG that has been derived from our audited Consolidated Financial Statements for each of the five years ended December 31, 2005, 2004, 2003, 2002 and 2001. The financial information may not be indicative of our future performance. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the related Notes thereto included in this Report.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$50,576	$41,857	$57,915	$67,762	$89,477
Operating Expenses
Cost of revenue	28,609	21,464	33,565	43,716	68,906
Selling, general and administrative	41,954	31,239	43,138	73,257	232,545
Research and development expenses	12,271	8,660	13,705	23,031	43,411
Amortization of goodwill and other intangibles	2,126	2,711	7,955	10,115	123,564
Impairment related and other	3,044	758	(1,777)	10,195	851,070

Total operating expenses	88,004	64,832	96,586	160,314	1,319,496

	(37,428)	(22,975)	(38,671)	(92,552)	(1,230,019)

Other income (loss), net	135,489	(106,178)	(58,706)	91,526	(110,044)
Interest income (expense), net	523	(3,630)	(15,301)	(19,393)	(25,541)

Income (loss) before income taxes, minority interest and equity loss	98,584	(132,783)	(112,678)	(20,419)	(1,365,604)
Income tax (expense) benefit	(18,640)	—	—	(179)	12,584
Minority interest	2,282	771	2,384	15,228	107,787
Equity loss	(6,703)	(5,893)	(14,540)	(81,114)	(1,048,860)

Income (loss) from continuing operations	75,523	(137,905)	(124,834)	(86,484)	(2,294,093)
Income (loss) on discontinued operations	(3,005)	2,588	(11,050)	(15,735)	(36,751)
Cumulative effect of change in accounting principle	—	—	—	—	(7,886)

Net income (loss)	$72,518	$(135,317)	$(135,884)	$(102,219)	$(2,338,730)

Diluted Income (loss) Per Share:
Income (loss) from continuing operations per share	$1.80	$(3.86)	$(8.25)	$(6.45)	$(164.84)
Income (loss) on discontinued operations per share	(0.07)	0.07	(0.73)	(1.18)	(2.64)
Cumulative effect of change in accounting principle per share	—	—	—	—	(0.57)

Net income (loss) per share— diluted	$1.73	$(3.79)	$(8.98)	$(7.63)	$(168.05)
Weighted average shares outstanding—diluted	43,670	35,713	15,130	13,400	13,917

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$148,344	$86,951	$77,590	$121,716	$243,551
Working capital (deficit)	$138,320	$72,932	$(124,479)	$76,365	$179,433
Total assets	$346,532	$277,606	$231,163	$366,246	$655,047
Other long-term debt, net of current portion	$4,294	$11	$30	$7,290	$9,919
Senior convertible notes	$37,000	$60,000	$—	$—	$—
Convertible subordinated notes	$—	$—	$173,919	$283,114	$446,061
Total stockholders’ equity (deficit)	$256,245	$165,107	$(19,294)	$(51,646)	$34,737

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth elsewhere in this Report and the risks discussed in our other SEC filings. The following discussion should be read in conjunction with our audited Consolidated Financial Statements and the related Notes thereto included in this Report.
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
Executive Summary
The Company owns and builds Internet software and services companies that drive business productivity and reduce transaction costs between firms. The Company devotes its expertise and capital to maximizing the success of these platform companies that are delivering software and service applications to customers worldwide. We view the Company as primarily having two components: Corporate and our partner companies. Corporate primarily holds the cash, short-term investments, marketable securities, our ownership interests in our partner companies and convertible notes which are due in April 2009. Our partner companies are grouped into two operating segments consisting of the Core segment and the Other Holdings segment. The Core operating segment includes those partner companies in which the Company’s management takes a very active role in providing strategic direction and management assistance (“Core”). The Other Holdings operating segment includes holdings in companies where, in general, we provide less operational support, we do not have a controlling ownership stake and the partner company is managed to provide the greatest near-term stockholder value (“Other Holdings”). From time to time, partner companies are disposed of by ICG or cease operations. For presentational purposes, the partner companies included within the segments as of December 31, 2005, are consistently the same 20 partner companies for the years ended December 31, 2005, 2004 and 2003 periods.
The various interests that we acquire in our partner companies are accounted for under one of three accounting methods: the consolidation method, the equity method or the cost method. The applicable accounting method is generally determined based on our voting interest in a partner company. Generally, if we own more than 50% of the outstanding voting securities of a partner company, and for which other stockholders do not possess the right to affect significant management decisions, a partner company’s accounts are reflected within our Consolidated Financial Statements. Generally, if we own between 20% and 50% of the outstanding voting securities, a partner company’s accounts are not reflected within our Consolidated Financial Statements; however, our share of the earnings or losses of the partner company is reflected in the caption “Equity loss” in our consolidated statements of operations. Partner companies not accounted for under either the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, our share of the earnings or losses of these companies is not included in our consolidated statements of operations.
Because we own significant interests in information technology and e-commerce companies, many of which have generated net losses, we have experienced, and expect to continue to experience, significant volatility in our quarterly results. While many of our partner companies have consistently reported losses, we have recorded net income in certain periods and experienced significant volatility from period-to-period due to infrequently occurring transactions and other events relating to our ownership interests in partner companies. These transactions and events are described in more detail in our Notes to Consolidated Financial Statements and include dispositions of, and changes to, our partner company ownership interests, dispositions of our holdings of marketable securities and debt repurchases or debt for equity exchanges.
Liquidity and Capital Resources
The following table summarizes our and our consolidated subsidiaries’ cash and cash equivalents, restricted cash, short-term investments, marketable securities and senior convertible notes:
Summary of Liquidity

	December 31, 2005			December 31, 2004
		Consolidated			Consolidated
	Corporate	Subsidiaries	Total	Corporate	Subsidiaries	Total
	(in thousands)
Cash and cash equivalents	$129,555	$13,104	$142,659	$9,345	$19,548	$28,893
Restricted Cash (1)	—	685	685	—	118	118
Short-term investments	—	5,000	5,000	57,940	—	57,940

	$129,555	$18,789	$148,344	$67,285	$19,666	$86,951

Marketable securities	$63,425	$—	$63,425	$54,082	$—	$54,082

Senior convertible notes due April 2009	$(37,000)	$—	$(37,000)	$(60,000)	$—	$(60,000)

(1)	Restricted cash at December 31, 2005 and 2004 does not include $264 and $200, respectively, of long-term restricted cash included in “Other” assets on the Company’s Consolidated balance sheets.
We believe existing cash, cash equivalents and short-term investments and proceeds from the potential sales of all or a portion of our interests in certain marketable securities and partner companies to be sufficient to fund our cash requirements for the foreseeable future, including future commitments to partner companies, debt obligations and general operations requirements. At December 31, 2005, as well as the date of this filing, we were not obligated for any significant funding and guarantee commitments to existing partner companies. We will continue to evaluate acquisition opportunities and may acquire additional ownership interests in new and existing partner companies in the next twelve months; however, such acquisitions will generally be made at our discretion.
Consolidated working capital improved by $65.4 million from December 31, 2004 to December 31, 2005 primarily due to cash proceeds from the sales of partner company ownership interests and marketable securities offset by convertible note repurchases, income tax payments and acquisitions of ownership interest in new and existing partner companies.

Summary of Statements of Cash Flows

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Cash used in operating activities	$(49,433)	$(22,564)	$(41,043)
Cash provided by (used in) investing activities	$192,693	$(34,243)	$6,502
Cash provided by (used in) financing activities	$(29,179)	$12,781	$(6,977)
The increase in cash used in operating activities from 2004 to 2005 is the primary result of the payment of $26.9 million in estimated federal income taxes in 2005 versus no income taxes paid in 2004. The improvement in cash used in operating activities from 2003 to 2004 is the result of decreased losses at corporate and at our consolidated partner companies, and decreased net interest expense as the outstanding balance of convertible notes has decreased.
The improvement in cash provided by (used in) investing activities from 2003 through 2005 is the result of net sales of ownership interests in partner companies and marketable securities in 2005 versus net purchases of short-term investments in 2004.
The variability in cash provided by (used in) financing activities from 2003 through 2005 is primarily the result of repurchases of $23.0 million of principal of convertible notes for $28.4 million in cash in 2005 versus the net issuance of $18.7 million of convertible notes in 2004.
We and our consolidated subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. We do not expect the ultimate liability with respect to these actions will materially affect our financial position or cash flows.
Contractual Cash Obligations and Commercial Commitments
The following table summarizes our contractual cash obligations and commercial commitments as of December 31, 2005:

	Payments due by period
		Less
		than 1			More than
	Total	Year	2-3 Years	4-5 Years	5 years
	(in thousands)
Senior convertible notes	$37,000	$—	$—	$37,000	$—
Operating leases	6,058	1,723	2,479	1,474	382
Other borrowings	5,411	1,117	1,245	3,049	—

	$48,469	$2,840	$3,724	$41,523	$382

Off-Balance Sheet Arrangements
We are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Our Partner Companies
As of December 31, 2005, we owned interests in 20 partner companies that are categorized below based on segment and method of accounting.

CORE PARTNER COMPANIES (%Voting Interest)
Consolidated	Equity	Cost
ICG Commerce (76%)	CreditTrade (27%)
Investor Force (80%)	Freeborders (33%)
StarCite (61%)	Marketron (38%)
Metastorm (41%)
WhiteFence (39%)

OTHER HOLDINGS COMPANIES (%Voting Interest)
Consolidated	Equity	Cost
	ComputerJobs.com (46%)	Anthem Ventures Fund, L.P. (9%)
	eCredit (29%)	Blackboard (1)
	GoIndustry (54%) (3)	Captive Capital Corporation (5%)
Emptoris, Inc. (7%)
Entegrity Solutions (2%)
FoodLink Online LLC (“Foodlink Online”) (13%)
Jamcracker, Inc. (2%)
Tibersoft Corporation (5%)
Traffic.com (2)

(1) As of March 6, 2006, we own 2,187,060 shares of Blackboard (NASDAQ:BBBB) (see “Note 4 — Marketable Securities” to Consolidated Financial Statements.)
(2)  As of March 6, 2006, we own 595,058 shares of Traffic.com (NASDAQ:TRFC) (see “Note 4 — Marketable Securities” to Consolidated Financial Statements.)
(3)  As of March 6, 2006, we own 69,177,300 shares of GoIndustry or 38% of the voting securities. GoIndustry’s common stock is traded on the AIM exchange of the London Stock Exchange under ticker symbol GOI. See “Note 3 – Ownership Interests in Partner Companies, Goodwill and Intangibles, net.”)
Results of Operations
The following summarizes the unaudited selected financial information related to our segments. Each segment includes the results of our consolidated partner companies and records our share of the earnings and losses of partner companies accounted for under the equity method of accounting. The partner companies included within the segments are consistently the same 20 partner companies for 2005, 2004 and 2003. The method of accounting for any particular partner company may change based on our ownership interest.
Discontinued operations and dispositions are those partner companies that have been sold or ceased operations and are no longer included in a segment for all periods presented. Corporate expenses represent our general and administrative expenses of our business operations, supporting the partner companies and operating as a public company. The measure of segment net loss reviewed by us does not include items such as impairment related charges, income taxes and accounting changes, which are reflected in other reconciling items in the information that follows.

Segment Information
(in thousands)
				Reconciling Items
		Other	Total	Discontinued			Consolidated
				Operations
	Core	Holdings	Segment	and Dispositions	Corporate	Other	Results
For The Year Ended December 31, 2005
Revenues	$50,576	$—	$50,576	$—	$—	$—	$50,576
Net income (loss)	$(20,099)	$(5,597)	$(25,696)	$(861)	$(18,473)	$117,548	$72,518

For The Year Ended December 31, 2004
Revenues	$41,857	$—	$41,857	$—	$—	$—	$41,857
Net income (loss)	$(11,770)	$(3,496)	$(15,266)	$3,999	$(18,116)	$(105,934)	$(135,317)

For The Year Ended December 31, 2003
Revenues	$56,895	$1,020	$57,915	$—	$—	$—	$57,915
Net income (loss)	$(29,173)	$(5,587)	$(34,760)	$(14,939)	$(25,964)	$(60,221)	$(135,884)
For the Year Ended December 31, 2005 vs. 2004 vs. 2003
Results of Operations — Core Companies
The following presentation of our Results of Operations – Core Companies includes the results of our consolidated Core partner companies and our share of the results of our equity method Core partner companies.

	Year Ended December 31,
	2005	2004	2003
Selected data:	(in thousands)
Revenue	$50,576	$41,857	$56,895

Cost of revenue	(28,609)	(21,464)	(33,071)
Selling, general and administrative	(23,175)	(17,194)	(25,008)
Research and development	(12,271)	(8,660)	(12,883)
Amortization of intangibles	(2,126)	(2,711)	(7,955)
Impairment related and other	(347)	(282)	(2,373)

Operating expenses	(66,528)	(50,311)	(81,290)

Interest and other	(897)	492	850
Equity loss	(3,250)	(3,808)	(5,628)

Net loss	$(20,099)	$(11,770)	$(29,173)

Revenue
Revenue increased $8.7 million from $41.9 million in 2004 to $50.6 million in 2005. The primary driver of the revenue increase is due to the consolidation of Investor Force and StarCite in 2005 which increased revenue $11.1 million versus 2004. The residual decrease is due to lower revenues related to CommerceQuest prior to deconsolidation, as well as a result of the deconsolidation of CommerceQuest. These decreases were offset by increased revenues at ICG Commerce.
Revenue decreased $15.0 million from $56.9 million in 2003 to $41.9 million in 2004. During 2003, a customer of ICG Commerce terminated its arrangement to purchase services from ICG Commerce effective January 1, 2004. Revenue from this customer totaled $12.0 million in 2003. The deconsolidation in 2003 of Freeborders reduced revenue $3.0 million versus 2003. The residual decrease is primarily due to lower revenue at ICG Commerce and CommerceQuest.
Operating Expenses
Operating expenses increased $16.2 million from $50.3 million in 2004 to $66.5 million in 2005. The primary driver of the operating expense increase is due to the consolidation of Investor Force and StarCite in 2005 which increased operating expenses by $17.0 million versus 2004. The residual decrease is related to CommerceQuest’s reduced operating expenses in reaction to lower revenue, offset by increased operating expenses at ICG Commerce.
Operating Expenses decreased $31.0 million from $81.3 million in 2003 to $50.3 million in 2004. Due to the loss of a significant customer at ICG Commerce and further focus at both ICG Commerce and CommerceQuest at containing operating expenses, ICG Commerce and CommerceQuest reduced operating expenses $26.7 million for 2004 versus 2003. The deconsolidation in 2003 of Freeborders reduced operating expenses $4.3 million for 2004 versus 2003.
Equity Loss
A portion of our net results from our Core companies is derived from those partner companies in which we hold a substantial minority ownership interest. Our share of the income or losses of these companies is recorded in our Consolidated Statement of Operations under “Equity loss.”
Our share of net income and net losses of Core companies decreased to a loss of $(3.3) million in 2005 from $(3.8) million in 2004 and from $(5.6) million in 2003.
The total revenue of our five Core equity method partner companies improved from $88.9 million in 2004 to $114.8 million in 2005. The improvements are primarily the result of increased revenue at our Core equity method companies involved with credit derivatives and offshore IT outsourcing, as well as the additions of Metastorm and WhiteFence in 2005.
Our Core equity method companies reported aggregate net loss of $(5.7) million in 2005 compared to net loss of $(11.9) million in 2004. Results for the 2005 period improved over the 2004 period primarily due to higher revenue offset by higher spending levels in the current period to deliver product, services and sales. Accordingly, our share of the net income and net losses of these partner companies improved in the year ended December 31, 2005 versus the 2004 period.
The total revenue of our Core equity method partner companies improved from $70.7 million in 2003 to $88.9 million in 2004. The improvements are primarily the result of increased revenue at our Core equity method companies involved with credit derivatives offset by reduced revenue at our Core equity method companies selling software relating to enterprise applications.
The total net losses of our Core equity method partner companies in the aggregate improved from $(24.0) million in 2003 to $(11.9) million in 2004. The improvements are primarily the result of increased revenues as previously discussed offset by increased spending to deliver products, services and sales, as well as goodwill impairment charges of approximately $5.8 million at one of our partner companies in 2003. Accordingly, our share of the results of these partner companies improved in the year ended December 31, 2004 versus the 2003 period.

Results of Operations — Other Holdings Companies
The following presentation of our Results of Operations – Other Holdings Companies includes the results of our consolidated Other Holdings partner companies and our share of the results of our equity method Other Holdings partner companies.

	Year Ended December 31,
	2005	2004	2003
Selected data:	(in thousands)
Revenue	$—	$—	$1,020
Operating expenses	—	—	(3,003)
Interest and other	—	—	38
Equity loss	(5,597)	(3,496)	(3,642)

Net loss	$(5,597)	$(3,496)	$(5,587)

Revenue and operating expenses decreased from 2003 to 2004 due to the deconsolidation of eCredit and Captive Capital during 2003.
Equity loss increased in 2005 versus 2004 primarily due to the increase in our share of the net loss of GoIndustry in 2005 versus 2004. GoIndustry’s net loss primarily increased due to an impairment of its goodwill.
Our carrying value in GoIndustry has been reduced to zero at December 31, 2005. As a result, we will not record our share of GoIndustry’s results until such time as our share of income equals the unrecorded losses or we fund GoIndustry. Other partner companies in addition to GoIndustry, with a zero or near zero carrying value, may continue to incur losses that may not have an impact on our 2006 reported earnings.
Results of Operations — Reconciling Items
Discontinued Operations and Dispositions
The following is a summary of the components included in “Discontinued Operations and Dispositions,” a reconciling item for segment reporting purposes:

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Discontinued operations	$(3,005)	$2,588	$(11,050)
Equity income (loss) of partner companies sold/disposed of	2,144	1,411	(3,889)

Net income (loss)	$(861)	$3,999	$(14,939)

In 2005, ICG Commerce entered into an agreement to sell its German subsidiary for nominal consideration and in 2003 and 2002, three of our Core consolidated partner companies sold substantially all of their assets. In accordance with Statement of Financial Accounting Standards (“SFAS”) SFAS No. 144, these operations have been treated as discontinued operations. Accordingly, the operating results of these discontinued operations have been presented separately from continuing operations and include the gains or losses recognized on disposition. See Note 7 to our Consolidated Financial Statements.
The impact to our consolidated results of equity method partner companies we have sold or disposed of our ownership interest in or have ceased operations during 2005, 2004 and 2003 is also included in the caption “Dispositions” for segment reporting purposes. Equity income (loss) relating to these entities improved from 2003 to 2005 primarily due to the improvement in operating results of LinkShare Corporation (“Linkshare”) and the disposal of partner companies.

The following table reconciles the components of equity income (loss) for equity method partner companies for which we have sold or disposed of our ownership interest or have ceased operations to equity loss for consolidated financial reporting:

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Share of income (loss)	$2,144	$1,411	$(3,889)
Impairments of these equity method companies	—	—	(1,381)

	$2,144	$1,411	$(5,270)

Corporate

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
General and administrative	$(18,779)	$(14,045)	$(16,443)
Impairment related and other	—	(476)	5,094
Interest income (expense), net	306	(3,595)	(14,615)

Net loss	$(18,473)	$(18,116)	$(25,964)

General and Administrative
Our general and administrative expenses increased $4.8 million for 2005 versus 2004 primarily due to an increase in stock-based compensation of $2.9 million, as well as increased legal costs associated with the potential settlement of pending litigation.
Our general and administrative expenses decreased $2.4 million from 2003 to 2004 primarily due to reduction in stock-based compensation expense from $2.3 million in 2003 to $1.4 million in 2004 as a result of more restricted stock vesting in 2003. The residual decrease is the result of lower corporate expenses.
Impairment Related and Other
The charge in 2004 is due to settlement of a lease obligation for $0.5 million more than we had originally estimated. The credit of $5.1 million in 2003 is primarily due to our settlement of a lease obligation for less than we had estimated.
Interest Income/Expense
The improvement in our interest income (expense), net is attributable to the reduction in average principal amount of convertible notes outstanding from 2003 to 2005 and an increase in the average cash balance and interest rates during the same period.

Other

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Other income (loss) (Note 15)	$136,603	$(105,438)	$(56,792)
Income tax expense	(18,640)	—	—
Impairments	(2,697)	(1,267)	(5,813)
Minority interest	2,282	771	2,384

Net income (loss)	$117,548	$(105,934)	$(60,221)

Other Income (Loss), Net
Other income (Loss), net was income of $136.6 million in 2005 versus a loss of ($105.4) million in 2004 versus a loss of ($56.8) million in 2003. The income in 2005 is primarily the result of gains on the sales of partner companies and marketable securities. The increase in losses from 2004 versus 2003 is primarily attributable to the 2004 loss of $133.1 million on our debt-for-equity exchanges offset by sales of ownership interests in partner companies and marketable securities of $28.8 million versus the 2003 loss of $59.3 million on our debt-for-equity exchanges, net.
Income Tax
Our net deferred tax asset of $617 million at December 31, 2005 consists of deferred tax assets of $638 million, relating primarily to partner company basis differences, capital and net operating loss carry forwards, offset by deferred tax liabilities of $21 million primarily related to unrealized appreciation in available for sale securities. During 2001, we recorded a full valuation allowance against our net deferred tax assets that was maintained during 2003, 2004 and 2005. (See Note 12 to our Consolidated Financial Statements).
The 20.4% effective tax rate for 2005 differs from the 35% statutory rate primarily due to the utilization of losses for which a valuation allowance had previously been provided. The amount of carry forward losses that we were permitted to utilize was limited due to the change in ownership experienced by us in 2004.
Impairment Charges
We continually evaluate the carrying values of our partner companies. Additionally, we operate in an industry that is rapidly evolving, extremely competitive and where many businesses have experienced difficulty in raising additional capital necessary to fund operating losses. Based on our periodic review of our partner company carrying values, impairment charges of $2.7 million, $1.3 million and $5.8 million were recorded in 2005, 2004 and 2003, respectively. Additionally, we recorded other than temporary impairment charges related to our marketable securities totaling $1.3 million in 2005 and $2.9 million in 2004. These charges are included in “Other income (loss)” above.
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to our interests in our partner companies, marketable securities, revenues, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies are important to the presentation of our financial statements and require the most difficult, subjective and complex judgments.
Valuation of Goodwill, Intangible Assets and Ownership Interests in Partner Companies
We perform ongoing business reviews and perform annual goodwill impairment tests in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” and other impairment tests in accordance with Accounting Principles Board (“APB”) Opinion No. 18 “Equity Method Investments” and SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” and, based on quantitative and qualitative measures, assess the need to record impairment losses on goodwill, intangible assets and our ownership interests in our partner companies when impairment indicators are present. Where impairment indicators are present, we determine the amount of the impairment charge as the excess of the carrying value over the fair value. We determine fair value based on a combination of the discounted cash flow methodology, which is based upon converting expected future cash flows to present value, and the market approach, which includes analysis of market price multiples of companies engaged in lines of business similar to the company being evaluated. The market price multiples are selected and applied to the company based on relative performance, future prospects and risk profile of the company in comparison to the guideline companies. Significant assumptions relating to future operating results must be made when estimating the future cash flows associated with these companies. Significant assumptions relating to achievement of business plan objectives and milestones must be made when evaluating whether impairment indicators are present. Should unforeseen events occur or should operating trends change significantly, additional impairment losses could occur.
Revenue
ICG Commerce may assume all or a part of a customer’s procurement function as part of sourcing arrangements. Typically, in these engagements, ICG Commerce is paid a fee based on a percentage of the amount spent by its customer’s purchasing department in the specified areas ICG Commerce manages, a fixed fee agreed upon in advance, and in some cases ICG Commerce has the opportunity to earn additional fees based on the level of savings achieved for customers. ICG Commerce recognizes fee income as earned (typically, over the life of the customer contract which approximates the life of the customer relationship) and any additional fees as ICG Commerce becomes entitled to them. In certain of these arrangements, ICG Commerce does not assume inventory, warranty or credit risk for the goods or services a customer purchases, but ICG Commerce does negotiate the arrangements between a customer and supplier.
StarCite’s revenues are primarily derived from hotel media marketing packages, attendee management software, site selection and various enabling technologies. Marketing package, attendee management software and enabling technology revenues are recognized over the life of the contract, which approximates the life of the customer relationship. The contract terms typically range from one to three years. Site selection revenues are recognized at the time the meeting occurs, which assumes no significant performance obligation remains.
CommerceQuest was a consolidated Company through September 30, 2005, at which time it was acquired by Metastorm and became an equity method company. CommerceQuest recognized revenue from software license fees and services. CommerceQuest sold their software direct to end users, as well as through resellers. Fees from licenses were recognized as revenue upon contract execution, provided all delivery obligations had been met, fees were fixed or determinable, collection was probable, and vendor-specific objective evidence existed for the undelivered elements of the arrangement. Maintenance revenue was recognized ratably over the term of the maintenance contract. Consulting and training revenue was recognized when the services were performed. Implementation fees, which did not relate to software license fees including start-up fees, were deferred and generally recognized as revenue over the term of the arrangement.

Deferred Income Taxes
We record a valuation allowance to reduce our net deferred tax assets to the amount that is more likely than not to be realized. We consider future taxable income and prudent and feasible tax planning strategies in determining the need for a valuation allowance. In the event that we determine that we would not be able to realize all or part of our net deferred tax assets, an adjustment to the deferred tax assets is charged to earnings in the period such determination is made. Likewise, if we later determine that it is more likely than not that the net deferred tax assets would be realized, then the previously provided valuation allowance would be reversed.
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
Recent Accounting Pronouncements
In December 2004, the Financial Account Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R will require compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. This statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005 and accordingly, we adopted SFAS No. 123R on January 1, 2006 using the modified prospective model and will estimate the fair value of stock options using the Black-Scholes option pricing model. In 2006, the impact of SFAS No. 123R on our Consolidated Statements of Operations will be consistent with our pro forma disclosures on stock-based compensation.
In November 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” or FSP 115-1, as applicable to debt and equity securities that are within the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and equity securities that are accounted for using the cost method specified in APB No. 18, “The Equity Method of Accounting for Investments in Common Stock.” FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. It is effective for reporting periods beginning after December 15, 2005. The Company is currently evaluating the effect of FSP 115-1 on the Company’s Consolidated Statements of Operations but the Company does not expect adoption of FSP 115-1 to have a material impact.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to equity price risks on the marketable portion of our equity securities. Our public holdings at December 31, 2005 include equity positions in companies in the technology industry sector, including Blackboard, many of which have experienced significant historical volatility in their stock prices. A 20% adverse change in equity prices, based on a sensitivity analysis of our public holdings as of December 31, 2005, would result in an approximate $12.7 million decrease in the fair value of our public holdings.
Cash and cash equivalents, accounts receivable and accounts payable are carried at cost which approximates fair value due to the short-term maturity of these instruments. Short-term investments and marketable securities are carried at fair value. Our senior convertible notes had a fair value of approximately $41.8 million at December 31, 2005 versus a carrying value of $37.0 million. Fair value of our senior convertible notes is determined by obtaining thinly traded market quotes.
We have historically had very low exposure to changes in foreign currency exchange rates and, as such, have not used derivative financial instruments to manage foreign currency fluctuation risk.
In February 2006, we entered into a cashless collar contract to hedge 500,000 shares of our holdings of Blackboard common stock. Based on the terms of the contract, the contract and related shares will be worth a minimum of $11.2 million or $22.4419 per share and a maximum of $27.7 million or $55.4982 per share at maturity in March 2010. The contract limits our exposure to and benefits from price fluctuations in the underlying equity securities.

ITEM 8. Financial Statements and Supplementary Data
The following Consolidated Financial Statements, and the related Notes thereto, of Internet Capital Group, Inc. and the Report of Independent Registered Public Accounting Firm are filed as a part of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Internet Capital Group, Inc.:
We have audited the accompanying consolidated balance sheets of Internet Capital Group, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity (deficit), comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Internet Capital Group, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U. S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Internet Capital Group, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
Philadelphia, Pennsylvania
March 15, 2006

INTERNET CAPITAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2005	2004
	(in thousands, except per share data)
Assets
Current Assets
Cash and cash equivalents	$142,659	$28,893
Restricted cash	685	118
Short-term investments	5,000	57,940
Accounts receivable, net of allowance ($599-2005; $776-2004)	9,480	14,598
Prepaid expenses and other current assets	15,399	3,529
Assets held for sale	9,038	11,409

Total current assets	182,261	116,487
Marketable securities	63,425	54,082
Fixed assets, net	1,886	1,939
Ownership interests in Partner Companies	71,453	49,794
Goodwill	20,383	45,196
Intangibles, net	3,407	4,512
Other	3,717	5,596

Total Assets	$346,532	$277,606

Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of other long-term debt	$1,117	$37
Accounts payable	6,181	13,370
Accrued expenses	9,552	6,455
Accrued compensation and benefits	7,141	6,943
Deferred revenue	11,190	7,079
Liabilities held for sale	8,760	9,671

Total current liabilities	43,941	43,555
Senior convertible notes	37,000	60,000
Other long-term debt	4,294	11
Long-term deferred revenue	1,490	2,243
Other liabilities	640	2,286
Minority interest	2,922	4,404

	90,287	112,499

Stockholders’ Equity
Preferred stock, $0.01 par value; 10,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value; 2,000,000 shares authorized, 39,314 (2005) and 38,388 (2004) issued and outstanding	39	38
Additional paid-in capital	3,535,646	3,525,596
Accumulated deficit	(3,332,719)	(3,405,237)
Unamortized deferred compensation	(6,684)	(3,634)
Notes receivable-stockholders	(300)	(300)
Accumulated other comprehensive income	60,263	48,644

Total stockholders’ equity	256,245	165,107

Total Liabilities and Stockholders’ Equity	$346,532	$277,606

See accompanying notes to Consolidated Financial Statements.

INTERNET CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2004	2003
	(in thousands, except per share data)
Revenue	$50,576	$41,857	$57,915

Operating expenses
Cost of revenue	28,609	21,464	33,565
Selling, general and administrative	41,954	31,239	43,138
Research and development	12,271	8,660	13,705
Amortization of intangibles	2,126	2,711	7,955
Impairment related and other	3,044	758	(1,777)

Total operating expenses	88,004	64,832	96,586

	(37,428)	(22,975)	(38,671)
Other income (loss), net	135,489	(106,178)	(58,706)
Interest income	3,890	1,295	1,262
Interest expense	(3,367)	(4,925)	(16,563)

Income (loss) before income taxes, minority interest and equity loss	98,584	(132,783)	(112,678)
Income tax expense	(18,640)	—	—
Minority interest	2,282	771	2,384
Equity loss	(6,703)	(5,893)	(14,540)

Income (loss) from continuing operations	75,523	(137,905)	(124,834)
Income (loss) on discontinued operations	(3,005)	2,588	(11,050)

Net income (loss)	$72,518	$(135,317)	$(135,884)

Basic income (loss) per share:
Income (loss) from continuing operations	$2.03	$(3.86)	$(8.25)
Income (loss) on discontinued operations	(0.08)	0.07	(0.73)

	$1.95	$(3.79)	$(8.98)

Shares used in computation of basic income (loss) per share	37,109	35,713	15,130

Diluted income (loss) per share:
Income (loss) from continuing operations	$1.80	$(3.86)	$(8.25)
Income (loss) on discontinued operations	(0.07)	0.07	(0.73)

	$1.73	$(3.79)	$(8.98)

Shares used in computation of diluted income (loss) per share	43,670	35,713	15,130

See accompanying notes to Consolidated Financial Statements.

INTERNET CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

							Accumulated
			Additional		Unamortized	Notes	Other
	Common Stock		Paid-In	Accumulated	Deferred	Receivable-	Comprehensive
	Shares	Amount	Capital	Deficit	Compensation	Stockholders	Income	Total
	(in thousands)
Balance as of December 31, 2002	14,336	$14	$3,085,505	$(3,134,036)	$(2,968)	$(460)	$299	$(51,646)
Amortization of deferred compensation	—	—	—	—	2,328	—	—	2,328
Compensation charge in connection with the acceleration of vesting	—	—	368	—	—	—	—	368
Issuance of common stock to Board of Directors	10	—	72	—	(72)	—	—	—
Stockholder loans principal payments	—	—	476	—	—	—	—	476
Issuance of common stock upon exercise of options	59	—	320	—	—	—	—	320
Issuance of common stock in exchange for convertible subordinated notes	7,353	8	163,590	—	—	—	—	163,598
Issuance of common stock to third parties	81	—	737	—	—	—	—	737
Net unrealized appreciation in marketable securities and reclassification adjustments	—	—	—	—	—	—	409	409
Net loss	—	—	—	(135,884)	—	—	—	(135,884)

Balance as of December 31, 2003	21,839	22	3,251,068	(3,269,920)	(712)	(460)	708	(19,294)

Amortization of deferred compensation	—	—	—	—	1,413	—	—	1,413
Issuance of common stock in payment of bonuses	33	—	273	—	—	—	—	273
Issuance of common stock in exchange for convertible subordinated notes	15,887	16	267,607	—	—	—	—	267,623
Impact of Partner Company equity transactions (Note 14)	—	—	2,313	—	—	—	—	2,313
Issuance of restricted stock	640	—	4,412	—	(4,412)	—	—	—
Forfeiture of restricted stock	(11)	—	(77)	—	77	—	—	—
Stockholder loans principal payments	—	—	—	—	—	160	—	160
Net unrealized appreciation in marketable securities and reclassification adjustments	—	—	—	—	—	—	47,936	47,936
Net loss	—	—	—	(135,317)	—	—	—	(135,317)

Balance as of December 31, 2004	38,388	38	3,525,596	(3,405,237)	(3,634)	(300)	48,644	165,107
Amortization of deferred compensation	—	—	—	—	3,507	—	—	3,507
Impact of Partner Company equity transactions (Note 14)	—	—	2,271	—	—	—	—	2,271
Issuance of restricted stock	819	1	6,013	—	(6,014)	—	—	—
Amortization of stock appreciation rights	—	—	824	—	—	—	—	824
Issuance of deferred stock units to Board of Directors	109	—	809	—	(543)	—	—	266
Repurchase of common stock from former employees	(2)	—	—	—	—	—	—	—
Stock-based compensation tax benefit	—	—	133	—	—	—	—	133
Net unrealized appreciation in marketable securities and reclassification adjustments	—	—	—	—	—	—	11,619	11,619
Net income	—	—	—	72,518	—	—	—	72,518

Balance as of December 31, 2005	39,314	$39	$3,535,646	$(3,332,719)	$(6,684)	$(300)	$60,263	$256,245

See accompanying notes to Consolidated Financial Statements.

INTERNET CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Net income (loss)	$72,518	$(135,317)	$(135,884)

Other comprehensive income (loss)
Unrealized holding gains in marketable securities	25,940	47,552	77
Reclassification adjustments/realized net (gains) losses on marketable securities	(14,567)	630	332
Other accumulated other comprehensive income (loss)	246	(246)	—

Sub-total	11,619	47,936	409

Comprehensive income (loss)	$84,137	$(87,381)	$(135,475)

See accompanying notes to Consolidated Financial Statements.

INTERNET CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
			(Revised-See Note 2)
Operating Activities
Net income (loss)	$72,518	$(135,317)	$(135,884)
Adjustments to reconcile net loss to cash used in operating activities
(Income) loss from discontinued operations	3,005	(2,588)	11,050
Depreciation and amortization	3,829	3,748	12,994
Impairment related and other	3,044	758	(1,862)
Stock-based compensation	4,339	1,413	2,725
Equity loss	6,703	5,893	14,540
Other (income) loss	(135,489)	106,401	58,566
Minority interest	(2,282)	(771)	(2,384)
Changes in assets and liabilities, net of effect of acquisitions:
Restricted cash	339	170	8,327
Accounts receivable, net	(2,984)	4,345	3,587
Prepaid expenses and other assets	867	3,292	2,964
Accounts payable	(5,325)	(6,989)	(934)
Accrued expenses	1,088	(2,559)	(11,918)
Deferred revenue	765	(1,590)	(6,739)
Other liabilities	(675)	276	4,701
Cash flows from operating activities of discontinued operations	825	954	(776)

Cash used in operating activities	(49,433)	(22,564)	(41,043)

Investing Activities
Capital expenditures, net	(965)	(1,003)	(609)
Purchases of short-term investments	(10,597)	(85,219)	—
Proceeds of short-term investments	63,537	27,288	6,986
Proceeds from sales of marketable securities	19,153	7,798	9,935
Proceeds from sales of Partner Company ownership interests	141,719	25,668	7,019
Acquisitions of ownership interests in Partner Companies, net	(22,471)	(8,669)	(13,342)
Other acquisitions, net	—	—	(1,595)
Increase in cash due to consolidation of Partner Companies	4,529	—	—
Reduction in cash due to deconsolidation of Partner Company	(2,198)	—	(1,759)
Cash flows from investing activities of discontinued operations	(14)	(106)	(133)

Cash provided by (used in) investing activities	192,693	(34,243)	6,502

Financing Activities
Issuance of senior convertible notes, net	—	58,215	—
Repurchase of senior convertible notes	(28,405)	—	—
Repurchase of convertible subordinated notes	—	(39,541)	(5,529)
Long term debt and capital lease obligations, net	(283)	(6,278)	(2,658)
Line of credit borrowings	—	216	642
Line of credit repayments	(491)	—	(89)
Repayment of advances and loans to employees/stockholders	—	160	476
Exercises of stock options	—	—	320
Issuance of stock by subsidiary	—	9	—
Other	—	—	36
Cash flows from financing activities of discontinued operations	—	—	(175)

Cash provided by (used in) financing activities	(29,179)	12,781	(6,977)
Net increase (decrease) in Cash and Cash Equivalents	114,081	(44,026)	(41,518)
Effect of exchange rates on cash	496	(274)	(1,368)
Change in Cash and Cash Equivalents included in discontinued operations	(811)	(848)	1,084
Cash and Cash Equivalents at the beginning of year	28,893	74,041	115,843

Cash and Cash Equivalents at the end of year	$142,659	$28,893	$74,041

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
2. Significant Accounting Policies
Basis of Presentation
The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. The Consolidated Financial Statements also include the following majority-owned subsidiaries for all or a portion of the periods indicated, each of which has been consolidated since the date the Company acquired majority voting control (collectively, the “Consolidated Subsidiaries”):

Year Ended December 31,
2005	2004	2003
ICG Commerce	ICG Commerce	ICG Commerce
CommerceQuest (3)	CommerceQuest	CommerceQuest
Investor Force (1)		Captive Capital (4)
StarCite (2)		eCredit (4)
Freeborders (5)
The Consolidated Balance Sheets include the following majority-owned subsidiaries:

December 31,
2005	2004
ICG Commerce	ICG Commerce
Investor Force	CommerceQuest
StarCite

(1)	Investor Force became a consolidated Partner Company on January 1, 2005.

(2)	StarCite became a consolidated Partner Company on June 8, 2005. The results of operations of StarCite from June 8, 2005 to June 30, 2005 were not material and were not included in the Consolidated

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. Significant Accounting Policies — (Continued)
Statements of Operations through June 30, 2005. StarCite’s results of operations are included in the Consolidated Statements of Operations beginning July 1, 2005.
(3) In October 2005, CommerceQuest, a consolidated Partner Company, was acquired by Metastorm in exchange for an equity interest in Metastorm. Beginning October 1, 2005 (see Note 3), Metastorm was accounted for as an equity method Partner Company.
(4) During the three months ended June 30, 2003, the Company’s ownership in Captive Capital and eCredit decreased to a level that resulted in deconsolidation.
(5) During the three months ended September 30, 2003, the Company’s ownership in Freeborders decreased to a level that resulted in deconsolidation.
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
Although the Company’s ownership percentage in GoIndustry exceeds 50% at December 31, 2005, the Company has not consolidated their financial statements due to the existence of certain minority voting rights in accordance with Emerging Issues Task Force (“EITF”) No. 96-16, “Investor’s Accounting for an Investee When an Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights.” Upon completion of GoIndustry’s reverse merger on January 4, 2006, the Company owns 38% of GoIndustry.
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

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. Significant Accounting Policies — (Continued)
When the Company’s interest in an equity method Partner Company is reduced to zero, no further losses are recorded in the Company’s Consolidated Financial Statements unless the Company guaranteed obligations of the Partner Company or has committed additional funding. When the Partner Company subsequently reports income, the Company will not record its share of such income until it equals the amount of its share of losses not previously recognized.
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
When a cost method Partner Company qualifies for use of the equity method, the Company’s interest is adjusted retroactively for its share of the past results of its operations. Therefore, prior losses could significantly decrease the Company’s carrying value balance at that time.
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
Ownership Interests in Partner Companies, Goodwill and Intangibles, net
The Company follows the guidance in SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company is required to test intangible assets and goodwill for impairment in accordance with the provisions of SFAS No. 142. The Company follows the guidance in Accounting Principles Board (“APB”) No. 18, “The Equity Method of Accounting for Investments in Common Stock” to evaluate its equity method ownership interests in Partner Companies for impairment.
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
The Company’s policy is to perform its annual impairment testing for all Partner Companies and goodwill in the fourth quarter of each fiscal year. The Company performed its annual impairment test during the fourth quarter of fiscal 2005 and concluded the carrying value of its ownership interest in Partner Companies, goodwill and intangibles, net was not impaired. At December 31, 2005, the Company’s carrying value of its ownership interests in Partner Companies totaled $71.5 million, goodwill totaled $20.4 million and intangibles net totaled $3.4 million.
Revenue Recognition
During 2005, 2004 and 2003, the Company’s revenues were primarily attributable to ICG Commerce, CommerceQuest and StarCite.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. Significant Accounting Policies — (Continued)
ICG Commerce generates revenue from sourcing consulting and procurement outsourcing services. Sourcing programs are engagements in which ICG Commerce negotiates prices from certain suppliers on behalf of its customers in certain categories in which ICG Commerce has a sourcing expertise. Under sourcing programs, either the customer pays a fixed-fee or a gain-share amount for use of the negotiated rates. In fixed-fee arrangements, revenue is recognized on a percentage-of-completion basis, provided there is no uncertainty as to ICG Commerce’s ability to fulfill its obligations under the contract or other services that are to be rendered under the contract. Gain-share revenue is recognized when earned. Procurement outsourcing services generally include a combination of services and technology designed to help companies achieve unit cost savings and process efficiencies. ICG Commerce earns fees for implementation services, start-up services, content and category management (which may include sourcing as described above), hosting fees, buying center management fees, and transaction fees. ICG Commerce estimates the total contract value under these arrangements and generally recognizes revenue under these arrangements, excluding transaction fees and gain-share fees, on a straight-line basis over the term of the contract, which approximates the life of the customer relationship. Fees subject to guaranteed savings provisions are deferred until the contingency is achieved or it is determined from existing data and past experience that the savings will be achieved, and then recognized on a straight-line basis over the remaining life of the contract, which approximates the life of the customer relationship. Transaction fees are typically based on a percentage of the cost of the items purchased through the exchange transaction. ICG Commerce does not carry inventory or warranty risk. ICG Commerce records transaction revenue under the net method. Under this method, the net transaction fees as opposed to the gross amounts charged to customers are recorded as revenue. ICG Commerce recognizes transaction fee revenue when earned.
StarCite’s revenues are primarily derived from hotel media marketing packages, attendee management software, site selection and various enabling technologies. Marketing packages, attendee management software and enabling technology revenues are recognized over the life of the contract, which approximates the life of the customer relationship. The contract terms typically range from one to three years. Site selection revenues are recognized at the time the meeting occurs, which assumes no significant performance obligation remains.
CommerceQuest was a consolidated Company through September 30, 2005, at which time it was acquired by Metastorm and became an equity method company. CommerceQuest recognized revenue from software license fees and services. CommerceQuest sold their software direct to end users, as well as through resellers. Fees from licenses were recognized as revenue upon contract execution, provided all delivery obligations had been met, fees were fixed or determinable, collection was probable, and vendor-specific objective evidence existed for the undelivered elements of the arrangement. Maintenance revenue was recognized ratably over the term of the maintenance contract. Consulting and training revenue was recognized when the services were performed. Implementation fees, which did not relate to software license fees including start-up fees, were deferred and generally recognized as revenue over the term of the arrangement.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
These estimates include evaluation of the Company’s holdings in its Partner Companies, holdings in marketable securities, asset impairment, revenue recognition, income taxes and commitments and contingencies. Certain amounts recorded to reflect the Company’s share of losses of Partner Companies accounted for under the equity method are based on unaudited results of operations of those Partner Companies and may require adjustments in the future when audits of these entities are made final. It is reasonably possible that the Company’s accounting estimates with respect to the useful life of intangible assets and the ultimate recoverability of ownership interests in Partner Companies and goodwill could change in the near term and that the effect of such changes on the financial statements could be material. At year end, the Company believes the recorded amount of ownership interests in Partner Companies and goodwill is not impaired.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. Significant Accounting Policies — (Continued)
Cash and Cash Equivalents
The Company considers all highly liquid instruments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Cash and cash equivalents at December 31, 2005 and 2004 are invested principally in money market accounts, certificates of deposit and commercial paper.
Restricted Cash
The Company considers cash that is legally restricted and cash that is held as a compensating balance for letter of credit arrangements as restricted cash. At December 31, 2005 and 2004, restricted cash was held primarily in money market accounts. Long-term restricted cash of $0.3 million at December 31, 2005 and $0.2 million at December 31, 2004 is included in “Other” assets on the Company’s Consolidated Balance Sheets.
Short-term Investments
Short-term investments are debt securities, principally commercial paper and certificates of deposit, maturing in less than one year, are classified as available for sale and are recorded at market value using the specific identification method. Short-term investments consisted of $5.0 million in certificates of deposit at December 31, 2005 and $53.9 million in commercial paper and $4.0 million in certificates of deposit at December 31, 2004. All of the short-term investments outstanding at December 31, 2005 mature in 2006.
Marketable Securities
Marketable securities are reported at fair value, based on quoted market prices, with the net unrealized gain or loss reported as a component of “Accumulated other comprehensive income” in stockholders’ equity.
Financial Instruments
Cash and cash equivalents, accounts receivable and accounts payable are carried at cost which approximates fair value due to the short-term maturity of these instruments. Short-term investments and marketable securities are carried at fair value. The Company’s senior convertible notes had a fair value of approximately $41.8 million and $73.3 million at December 31, 2005 and 2004, respectively, versus a carrying value of $37.0 million and $60.0 million. Fair value of the Company’s senior convertible notes is determined by obtaining thinly traded market quotes.
Deferred Revenue
Deferred revenue consists primarily of payments received in advance of revenue being earned under procurement sourcing arrangements, hotel media marketing packages, software licensing, software installation, maintenance agreements and various start up fees.
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
Net Income (Loss) Per Share
Basic net income (loss) per share (“EPS”) is computed using the weighted average number of common shares outstanding during each period. Diluted EPS includes shares, unless anti-dilutive, that would arise from the exercise of stock options and conversion of other convertible securities and is adjusted, if applicable, for the effect on net income (loss) of such transactions. If a consolidated or equity method Partner Company has dilutive options or securities outstanding, diluted net income per share is computed by deducting from income (loss) from continuing operations the income attributable to the potential exercise of the dilutive options or securities of the Partner Company.
In 2005, the Company included all quarters for purposes of the year to date net income included in the diluted EPS calculation.
As the Company has incurred losses for 2004 and 2003, the effects of dilutive securities are not included as they would be anti-dilutive. See Note 17.
Issuances of Stock By Partner Companies
At the time a Partner Company accounted for under the consolidation or equity method of accounting issues its common stock at a price different from the Partner Company’s book value per share, the Company’s share of the Partner Company’s net equity changes and the Company adjusts the carrying value in the Partner Company and additional paid-in capital, accordingly. However, if at that time, the Partner Company is not a newly-formed, non-operating entity, nor a research and development, start-up or development stage company, nor is there question as to the Company’s ability to continue in existence, the Company records the change in its share of the Partner Company’s net equity as a gain or loss in our Consolidated Statements of Operations.
Concentration of Customer Base and Credit Risk
Approximately 13% of the Company’s revenue for the year ended December 31, 2005, related to a single customer of ICG Commerce. Accounts receivable from this customer at December 31, 2005 were $1.1 million.
Approximately 21% of the Company’s revenue for the year ended December 31, 2003 related to a single customer of ICG Commerce. This customer terminated its arrangement to purchase services from ICG Commerce effective January 1, 2004.
Accounts Receivable/Accounts Payable
ICG Commerce provides services in which it manages the transaction between its customer and a third party supplier. In these transactions, ICG Commerce is responsible for paying the supplier for the full cost of the goods or services and the customer is responsible for paying ICG Commerce an amount, which is generally ICG Commerce’s cost plus a transaction fee, for the goods or services. ICG Commerce is typically responsible for paying the supplier independent of when and if ICG Commerce receives payment from its customer. ICG Commerce receives payment directly from its customer. ICG Commerce records the gross amount of the associated receivables and payables on the accompanying Consolidated Balance Sheets. However, ICG Commerce records the net amount of the transaction fee as revenue on the accompanying Consolidated Statements of Operations. As of December 31, 2005 and December 31, 2004, accounts receivable included approximately $0.4 million and $5.7 million, respectively, and accounts payable included $0.1 million and $4.2 million, respectively, related to such transactions. ICG Commerce is transitioning from managing such transactions as discussed above. Under the new model, ICG Commerce is no longer responsible for paying the suppliers.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. Significant Accounting Policies — (Continued)
Stock Based Compensation
As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” through December 31, 2005, the Company measures compensation cost in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, no compensation expense is recorded for stock options issued to employees that are granted at fair market value. Stock options issued to non-employees are recorded at fair value at the date of grant. Fair value is determined using the Black-Scholes model and the expense is amortized over the vesting period.
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
The following table illustrates the effect on the Company’s net income (loss) and net income (loss) per share as if the fair value based method had been applied to all outstanding and unvested awards:

	Year Ended December 31,
	2005	2004	2003
	(in thousands, except per share data)
Net income (loss), as reported	$72,518	$(135,317)	$(135,884)
Stock-based employee compensation expense included in reported net income (loss)	4,339	1,583	2,725
Total stock-based employee compensation expense determined under fair-value-based method for all awards	(8,305)	(8,123)	(18,292)

Pro forma net income (loss)	$68,552	$(141,857)	$(151,451)

Net income (loss) per basic share, as reported	$1.95	$(3.79)	$(8.98)
Net income (loss) per diluted share, as reported	$1.73	$(3.79)	$(8.98)
Pro forma net income (loss) per basic share	$1.85	$(3.97)	$(10.01)
Pro forma net income (loss) per diluted share	$1.64	$(3.97)	$(10.01)
The per share weighted-average fair value of options issued by the Company during 2005, 2004 and 2003 was $5.06, $5.50 and $6.47, respectively.
The following assumptions were used to determine the fair value of stock options granted to employees by the Company for the three years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
Volatility	60-70%	70-132.99%	134.69-138.38%
Average expected option life	6.25 years	3 years	3 years
Risk-free interest rate	3.91-4.26%	2.26-2.88%	1.99-2.26%
Dividend yield	0.0%	0.0%	0.0%
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

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. Significant Accounting Policies — (Continued)
In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. This statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005 and accordingly, the Company adopted SFAS No. 123R on January 1, 2006 using the modified prospective model and will estimate the fair value of stock options using the Black-Scholes option pricing model. In 2006, the estimated impact of SFAS No. 123R on the Company’s Consolidated Statements of Operations will be consistent with the Company’s pro forma disclosure.
Other Recent Accounting Pronouncements
In November 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” or FSP 115-1, as applicable to debt and equity securities that are within the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and equity securities that are accounted for using the cost method specified in APB No. 18, “The Equity Method of Accounting for Investments in Common Stock.” FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The Company is currently evaluating the effect of FSP 115-1 on the Company’s Consolidated Statements of Operations but the Company does not expect FSP 115-1 to have a material impact.
Comprehensive Income (Loss)
The Company reports and displays comprehensive income (loss) and its components in the Consolidated Statements of Comprehensive Income (Loss). Comprehensive income (loss) is the change in equity of a business enterprise during a period from non-owner sources. Excluding net income (loss), the Company’s sources of comprehensive income (loss) are from net unrealized appreciation on its marketable securities and foreign currency translation adjustments. Reclassification adjustments result from the recognition in net income of gains or losses that were included in comprehensive income (loss) in prior periods.
Reclassifications and Revisions
Certain prior year amounts have been reclassified to conform to the current year presentation. The impact of these changes is not material and did not affect net loss.
In 2005, the Company has separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations in 2003, which in prior periods were reported on a combined basis as a single amount.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Ownership interests in Partner Companies, Goodwill and Intangibles, net
The following table summarizes the Company’s goodwill, other intangibles, and ownership interests in Partner Companies.

	December 31,	December 31,
	2005	2004
	(in thousands)
Goodwill	$20,383	$45,196

Intangibles, net	$3,407	$4,512

Ownership interests in Partner Companies — Equity Method	$67,617	$45,451
Ownership interests in Partner Companies — Cost Method	3,836	4,343

	$71,453	$49,794

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Ownership Interests in Partner Companies, Goodwill and Intangibles, net — (Continued)
The following table summarizes the 2005 activity related to Goodwill:

Goodwill at December 31, 2004	$45,196
Acquisitions	4,691
Dispositions	(25,345)
Impairments	(1,839)
Translation/Other	(2,320)

Goodwill at December 31, 2005	$20,383

As of December 31, 2005 and December 31, 2004, all of the Company’s goodwill was allocated to the Core segment.
Intangibles, net are shown in the tables below:

		As of December 31, 2005
		(in thousands)
	Useful	Gross Carrying	Accumulated	Net Carrying
Intangible Assets	Life	Amount	Amortization	Amount
Technology	1.5-5 years	$18,105	$(17,229)	$876
Customer lists	3 years	2,599	(247)	2,352
Tradename	Indefinite	179	—	179

		$20,883	$(17,476)	$3,407

		As of December 31, 2004
		(in thousands)
	Useful	Gross Carrying	Accumulated	Net Carrying
Intangible Assets	Life	Amount	Amortization	Amount
Technology	2-5 years	$20,071	$(16,305)	$3,766
Tradename	Indefinite	746	—	746

		$20,817	$(16,305)	$4,512

Amortization expense for intangible assets during the three years ended December 31, 2005, 2004 and 2003 was $2.1 million, $2.7 million and $8.0 million, respectively. Estimated amortization expense for the fiscal year ending December 31, 2006 and succeeding fiscal years is as follows (in thousands):

2006	$1,606
2007	1,061
2008	561

$3,228

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

	Investor Force	StarCite
	(in thousands)
Net Assets Acquired:
Goodwill	$2,589	$2,102
Customer base	—	2,513
Technology	11	75
Tradename	—	179
Other net assets (liabilities)	(670)	(1,659)

	$1,930	$3,210

Following here is unaudited selected pro forma financial information had the Company consolidated StarCite for the year ended December 31, 2005. Revenue, net income (loss) and net income (loss) per diluted share would have been $58.0 million, $72.3 million and $1.73 per diluted share, respectively. Had the Company consolidated Investor Force and StarCite for the year ended December 31, 2004, revenue, net income (loss) and net income (loss) per basic and diluted share would have been $58.3 million, $(139.0) million and $(3.82) per basic and diluted share, respectively.
Dispositions/Impairments
In October 2005, CommerceQuest, a consolidated Partner Company, was acquired by Metastorm. In exchange for its interest in CommerceQuest and as a result of a concurrent financing, the Company now owns 41% of Metastorm. Based on the estimated fair value of the Company’s ownership interest in Metastorm, the Company recorded an impairment charge of approximately $2.7 million during the year ended December 31, 2005 related to $1.8 million of goodwill and $0.9 million of intangibles. The amount of goodwill on the Company’s Consolidated Balance Sheet related to CommerceQuest prior to the impairment was $27.1 million. Beginning October 1, 2005, Metastorm is accounted for under the equity method of accounting.
The Company received $0.7 million in cash in February 2006 representing payment under a net working capital adjustment provision associated with the Metastorm acquisition. This amount is reflected as “Other income (loss), net” on the Company’s Consolidated Statements of Operations for the year ended December 31, 2005.
Equity Method Companies
The following unaudited summarized financial information relates to the Company’s Partner Companies accounted for under the equity method of accounting at December 31, 2005.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
3. Ownership Interests in Partner Companies, Goodwill and Intangibles, net — (Continued)
This information has been compiled from the financial statements of the respective Partner Companies.
Balance Sheets (Unaudited)

	As of December 31, 2005
		Other
	Core (1)	Holdings (2)	Total
	(in thousands)
Cash, cash equivalents and short-term investments	$42,633	$8,525	$51,158
Other current assets	28,657	26,121	54,778
Other non-current assets	65,010	54,419	119,429

Total assets	$136,300	$89,065	$225,365

Current liabilities	$50,514	$38,712	$89,226
Non-current liabilities	274	1,714	1,988
Long-term debt	5,129	14,147	19,276
Stockholders’ equity	80,383	34,492	114,875

Total liabilities and stockholders’ equity	$136,300	$89,065	$225,365

Total carrying value	$66,678	$939	$67,617

(1)	Includes (voting ownership): CreditTrade (27%), Freeborders (33%), Marketron (38%), Metastorm (41%) and WhiteFence (39%).

(2)	Includes ComputerJobs (46%), eCredit (29%) and GoIndustry (54%).

	As of December 31, 2004
		Other	Dispositions/
	Core (3)	Holdings (4)	Other (5)	Total
	(in thousands)
Cash, cash equivalents and short-term investments	$23,027	$11,708	$20,712	$55,447
Other current assets	17,785	21,155	16,735	55,675
Other non-current assets	45,452	58,875	4,941	109,268

Total assets	$86,264	$91,738	$42,388	$220,390

Current liabilities	$34,370	$33,666	$13,759	$81,795
Non-current liabilities	904	—	6	910
Long-term debt	6,933	23,154	983	31,070
Stockholders’equity	44,057	34,918	27,640	106,615

Total liabilities and stockholders’ equity	$86,264	$91,738	$42,388	$220,390

Total carrying value	$27,739	$3,734	$13,978	$45,451

(3)	Includes CreditTrade (30%), Freeborders (48%), InvestorForce (38%), Marketron (38%) and StarCite (37%).

(4)	Includes ComputerJobs (46%), eCredit (32%), Foodlink Online (20%) and GoIndustry (54%).

(5)	Includes Co-nect (36%) and LinkShare (40%).

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Ownership Interests in Partner Companies, Goodwill and Intangibles, net — (Continued)
Results of Operations (Unaudited)

	Year Ended December 31, 2005
		Other	Dispositions/
	Core (1)	Holdings (2)	Other (3)	Total
	(in thousands)
Revenue	$114,813	$49,679	$46,147	$210,639

Net income (loss)	$(5,737)	$(7,693)	$4,916	$(8,514)

Total equity income (loss)	$(3,250)	$(5,597)	$2,144	$(6,703)

(1)	Includes CreditTrade, Freeborders, Marketron for full year 2005; Metastorm and WhiteFence from the time of acquisition and StarCite for six months ended June 30, 2005.

(2)	Includes ComputerJobs, eCredit and GoIndustry for full year 2005.

(3)	Includes Co-nect and LinkShare for nine months ended September 30, 2005.

	Year Ended December 31, 2004
		Other	Dispositions/
	Core (4)	Holdings (5)	Other (6)	Total
	(in thousands)
Revenue	$88,906	$48,591	$50,391	$187,888

Net income (loss)	$(11,885)	$(17,098)	$1,512	$(27,471)

Total equity income (loss)	$(3,808)	$(3,496)	$1,411	$(5,893)

(4)	Includes CreditTrade, Freeborders, InvestorForce, Marketron and StarCite for full year 2004.

(5)	Includes ComputerJobs, eCredit, Foodlink Online and GoIndustry for full year 2004.

(6)	Includes primarily Co-nect and LinkShare for full year 2004.

	Year Ended December 31, 2003
		Other	Dispositions/
	Core (7)	Holdings (8)	Other (9)	Total
	(in thousands)
Revenue	$70,731	$46,568	$160,148	$277,447

Net income (loss)	$(24,009)	$(13,543)	$(36,572)	$(74,124)

Total equity income (loss)
	$(5,628)	$(3,642)	$(5,270)	$(14,540)

(7)	Includes CreditTrade, InvestorForce, Marketron and StarCite for full year 2003; Freeborders for nine months ended December 31, 2003.

(8)	Includes ComputerJobs, Foodlink Online and GoIndustry for full year 2003; eCredit for nine months ended December 31, 2003.

(9)	Includes primarily Co-nect and LinkShare for full year 2003; Universal Access and Verticalnet for nine months ended September 30, 2003.
Other Equity Company Information
During 2005, the Company’s share of the net loss of GoIndustry exceeded the Company’s carrying value of GoIndustry. Accordingly, the Company recorded equity loss to the extent of carrying value. As the Company’s carrying value of GoIndustry is zero at December 31, 2005, no additional equity loss relating to GoIndustry will be recorded by the Company unless the Company funds, commits to fund or guarantees obligations of GoIndustry. Additionally, no equity income will be recorded by the Company until such equity income equals the amount of its share of losses not previously recognized.
In January 2006, GoIndustry, through a reverse merger, listed its securities on the AIM Exchange of the London Stock Exchange and became a publicly-traded Partner Company. The Company holds 69,177,300

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Ownership Interests in Partner Companies, Goodwill and Intangibles, net — (Continued)
shares of GoIndustry common stock valued at approximately $23.1 million as of March 6, 2006 and may receive an additional 11,964,602 shares of GoIndustry common stock as contingent consideration in respect of the reverse merger. The Company is restricted from selling shares of GoIndustry until January 4, 2007.
Warrants
At December 31, 2005, the estimated fair value of warrants owned by the Company was approximately $1.8 million and is included in “Other assets” in the Company’s Consolidated Balance Sheets. At December 31, 2004, the estimated fair value of the Company’s warrants was $0.9 million in “Prepaid expenses and other current assets” and $0.9 million in “Other assets” in the Company’s Consolidated Balance Sheets. The Company recorded gains related to the increase in the fair value of outstanding warrants of $2.9 million and $1.2 million for 2005 and 2004, respectively. These gains are included in “Other income (loss), net” on the Company’s Consolidated Statements of Operations. During 2005, the Company exercised warrants in Blackboard that had a value of $2.1 million and received 88,283 common shares of Blackboard and sold LinkShare warrants with a value of $0.8 million. The Company’s warrant holdings at December 31, 2005 include 78,737 warrants of Traffic.com with an exercise price of $0.75 per share.
4. Marketable Securities
Marketable securities represent the Company’s holdings in equity securities. The cost, unrealized holding gains/(losses), and fair value of marketable securities at December 31, 2005 and December 31, 2004 were as follows:

			Unrealized
	Common Shares		Holding
	Owned	Cost	Gains/(Losses)	Fair Value
	(in thousands, except shares)
December 31, 2005
Blackboard	2,187,060	$3,162	$60,219	$63,381
Other		—	44	44

		$3,162	$60,263	$63,425

December 31, 2004
Blackboard	2,923,777	$775	$42,526	$43,301
Arbinet	231,128	1,175	4,564	5,739
Verticalnet	2,917,794	3,135	1,563	4,698
Other		107	237	344

		$5,192	$48,890	$54,082

During the year ended December 31, 2005, the Company sold 825,000 shares of Blackboard and received proceeds of $16.1 million. During the year ended December 31, 2005, the Company sold its holdings of Arbinet-the exchange Inc. (“Arbinet”) and Verticalnet and received proceeds of $3.1 million. The gains on the Blackboard, Arbinet and Verticalnet sales are reflected in “Other income (loss), net” in the Company’s Consolidated Statements of Operations.
During the years ended December 31, 2005 and 2004, the Company recorded impairment charges of $1.3 million and $2.9 million, respectively, for the other than temporary decline in the fair market value of Verticalnet in 2005 and Universal Access Global Holdings, Inc. (“Universal Access”) in 2004 and is included in “Other Income (loss), net” in the Company’s Consolidated Statements of Operations.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
4. Marketable Securities — (Continued)
The amounts reflected as the Company’s cost for Blackboard, Arbinet and Verticalnet include the carrying value on the date these Partner Companies converted to marketable securities and the value of warrants exercised.
On January 25, 2006, Traffic.com completed an initial public offering of its common stock. The Company received $0.3 million in February 2006 upon the sale of 27,141 shares related to Traffic.com’s underwriter over-allotment exercise. The Company owns 595,058 shares of Traffic.com that had a fair value of approximately $5.7 million as of March 6, 2006. The Company’s carrying value was zero at December 31, 2005 and 2004 related to Traffic.com. Pursuant to the terms of a lockup agreement, the Company is restricted from selling these shares prior to July 24, 2006.
In February 2006, the Company entered into a cashless collar contract to hedge 500,000 shares of its holdings of Blackboard common stock. Based on the terms of the contract, the contract and related shares will be worth a minimum of $11.2 million, or $22.4419 per share, and a maximum of $27.7 million, or $55.4982 per share, at maturity in March 2010. The contract limits the Company’s exposure to and benefits from price fluctuations in the underlying equity securities.
5. Debt
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
Except for certain permitted senior indebtedness and liens created in connection with certain hedging transactions, the notes (i) are senior to all other indebtedness, (ii) prohibit incurring or guaranteeing additional indebtedness, (iii) prohibit liens on Company assets, (iv) prohibit redemptions of the Company’s common stock, except in certain instances, and (v) prohibit the payment of dividends and the distribution of any material assets of the Company to stockholders.
The Company recorded interest expense of $2.8 million and $2.2 million for the years ended December 31, 2005 and 2004, respectively related to these notes. Deferred financing fees related to the senior convertible notes of $1.6 million are being amortized over the life of the notes. Included in “Other assets” in the accompanying Consolidated Balance Sheets at December 31, 2005 and December 31, 2004 were $0.7 million and $1.5 million, respectively, of deferred financing fees. The Company expensed $0.3 million and $0.3 million, respectively, relating to these fees in the years ended December 31, 2005 and 2004, respectively.
In October and November 2005, the Company repurchased an aggregate of $23.0 million of principal amount in total of the April 2009 senior convertible notes for $28.4 million in cash. The Company recorded a $5.9 million loss on the repurchase during the three months ended December 31, 2005 including approximately $0.5 million related to the acceleration of deferred financing fees. The loss is included in “Other income (loss), net” on the Company’s Consolidated Statements of Operations.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5. Debt — (Continued)
Convertible Subordinated Notes
In December 1999, the Company issued $566.3 million of convertible subordinated notes. The notes bore interest at an annual rate of 5.5% and were scheduled to mature in December 2004. From 2001 through March 31, 2004, the Company repurchased and extinguished $527.2 million of the original $566.3 million face value of convertible notes for $89.8 million in cash and 23.2 million shares of the Company’s common stock in a series of separate transactions. In June 2004, the Company redeemed for cash the remaining $39.1 million face value of convertible notes for $39.5 million, recognizing a $0.4 million loss on the early redemption. This loss is included in “Other income (loss), net” in the Company’s Consolidated Statements of Operations.
The following tables summarize the Company’s cash debt repurchases and debt for equity exchanges:

	Year Ended December 31,
	2004	2003
	(in thousands)
Cash repurchases of convertible debt
Face value of convertible subordinated notes repurchased/redeemed	$39,111	$12,000
Cash paid	(39,541)	(5,529)
Other expenses	(169)	(68)

Gain (loss) recorded	$(599)	$6,403

	Year Ended December 31,
	2004	2003
	(in thousands)
Debt for equity exchanges
Face value of convertible subordinated notes exchanged	$134,808	$97,195

Shares of common stock issued for debt exchange	15,887	7,353

Fair value of common stock issued	$(133,264)	$(66,762)
Fair value of common stock issued-original terms	449	360
Accrued interest	790	1,599
Other expenses	(534)	(897)

Expense recorded	$(132,559)	$(65,700)

Net income (expense) included in “Other income (loss), net” in the Consolidated Statements of Operations	$(133,158)	$(59,297)

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
The Company recorded interest expense of $1.6 million and $13.7 million during 2004 and 2003, respectively, related to these notes.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5. Debt — (Continued)
Other Long-Term Debt
The Company’s long-term debt at December 31, 2005 and 2004 relates to its consolidated Partner Companies, and primarily consists of secured notes due to stockholders and outside lenders of StarCite and ICG Commerce.

		As of December 31,
	Interest Rates	2005	2004
		(in thousands)
Notes payable	6.0%	$3,049	$—
Commercial loan payable	7.7%	—	18
Capital leases	12.0-15.7%	382	30
Other Debt	5.0%	1,980	—

		5,411	48
Current maturities		(1,117)	(37)

Long term debt		$4,294	$11

The Company’s other long-term debt of $1.1 million, $0.8 million, $0.5 million and $3.0 million is due for 2006, 2007, 2008, and 2009, respectively.
During the year ended December 31, 2004, the Company settled short-term debt consisting of $6.2 million of principal and $2.3 million of accrued interest for a total of $6.9 million in cash. The resulting $1.6 million gain is reflected in “Other income (loss), net” in the Company’s Consolidated Statement of Operations.
Loan and Credit Agreements
On September 30, 2002, the Company entered into a loan agreement with Comerica Bank to provide for the issuance of letters of credit (the “Loan Agreement”). The Loan Agreement provided for issuances of letters of credit up to $20 million subject to a cash-secured borrowing base as defined by the Loan Agreement. The Loan Agreement was reduced to $10 million in 2004. In December 2005, the Loan Agreement was extended to December 14, 2006. Issuance fees of 0.50% per annum of the face amount of each letter of credit will be paid to Comerica Bank subsequent to issuance. The Loan Agreement also is subject to a 0.25% per annum unused commitment fee payable to the bank quarterly. No amounts were outstanding at December 31, 2005 or 2004.
6. Fixed Assets
Fixed assets consist of the following:

		As of December 31,
	Useful Life	2005	2004
		(in thousands)
Computer equipment and software, office equipment and furniture	3-10 years	$16,270	$18,482
Leasehold improvements	1-5 years	289	2,426

		16,559	20,908
Less: accumulated depreciation and amortization		(14,673)	(18,969)

		$1,886	$1,939

In 2005, the Company wrote off fixed assets of $5.0 million and accumulated depreciation of $5.0 million.
Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $1.7 million, $1.1 million and $5.5 million, respectively.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7. Discontinued Operations
In 2005, ICG Commerce entered into an agreement to sell its German subsidiary for nominal consideration. The sale closed in January 2006. In 2003 and 2002, three of the Company’s Core Partner Companies sold substantially all of their assets. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” these partner companies have been treated as discontinued operations. Accordingly, the operating results of these four discontinued operations have been presented separately from continuing operations and include the gains or losses recognized on disposition in the line item “Income (loss) on discontinued operations, net” in the Company’s Consolidated Statements of Operations.
ICG Commerce’s German subsidiary had revenues of $9.8 million, $10.5 million and $12.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. The Company recorded a loss of $2.3 million on this transaction. The Company’s share of net losses for ICG Commerce’s German subsidiary was $0.7 million and $0.4 million for the years ended December 31, 2005 and 2004, respectively, and a gain of $0.2 million for the year ended December 31, 2003.
In 2003, the sale of the assets of OneCoast Network Holdings, Inc. (“OneCoast”) occurred. The Company received no cash proceeds on the transaction and recorded a loss of approximately $10.8 million. OneCoast had revenues of $24.4 million in 2003. The Company’s share of the losses of OneCoast totaled $2.1 million for 2003.
During 2004 and 2003, the Company received $3.0 million and $0.5 million, respectively, of additional proceeds from the sale of the assets of Delphion, Inc. Additionally, the Company received $1.7 million in additional proceeds in 2003 from the sale of Logistics.com, Inc. and recognized a gain of $1.2 million in 2003. These gains were reflected in “Gain (loss) on discontinued operations, net” in the Company’s Consolidated Statements of Operations.
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
The Core operating segment includes those partner companies in which the Company’s management takes a very active role in providing strategic direction and management assistance. The Other Holdings operating segment includes stakes in companies that are, in general, managed to provide the greatest near-term stockholder value.
Approximately 5%, 14% and 11% of the Company’s consolidated revenues for the years ended December 31, 2005, 2004 and 2003, respectively, relates to sales generated in the United Kingdom. Approximately 2% and 11% of the Company’s consolidated revenue for the years ended December 31, 2004 and 2003, respectively, relates to sales generated in Germany. As of December 31, 2005 and 2004, the Company’s assets were primarily located in the United States.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8. Segment Information — (Continued)
The following summarizes the selected information related to the Company’s segments. All significant intersegment activity has been eliminated. Assets are owned or allocated assets used by each operating segment.
Segment Information
(in thousands)

				Reconciling Items
				Discontinued
				Operations
		Other	Total	and				Consolidated
	Core	Holdings	Segment	Dispositions	Corporate	Other		Results
Year Ended December 31, 2005
Revenues	$50,576	$—	$50,576	$—	$—	$—		$50,576
Net income (loss)	$(20,099)	$(5,597)	$(25,696)	$(861)	$(18,473)	$117,548	*	$72,518
Assets	$123,608	$4,775	$128,383	$9,038	$209,111	$—		$346,532
Capital Expenditures	$(738)	$—	$(738)	$—	$(135)	$—		$(873)

Year Ended December 31, 2004
Revenues	$41,857	$—	$41,857	$—	$—	$—		$41,857
Net income (loss)	$(11,770)	$(3,496)	$(15,266)	$3,999	$(18,116)	$(105,934)	*	$(135,317)
Assets	$114,611	$7,570	$122,181	$25,894	$129,531	$—		$277,606
Capital Expenditures	$(843)	$—	$(843)	$—	$(160)	$—		$(1,003)

Year Ended December 31, 2003
Revenues	$56,895	$1,020	$57,915	$—	$—	$—		$57,915
Net income (loss)	$(29,173)	$(5,587)	$(34,760)	$(14,939)	$(25,964)	$(60,221)	*	$(135,884)
Assets	$127,874	$10,539	$138,413	$27,663	$65,087	$—		$231,163
Capital Expenditures	$(451)	$—	$(451)	$—	$(158)	$—		$(609)

*	Other reconciling items to net income (loss) are as follows:

	Year Ended December 31,
	2005	2004	2003
Other income (loss) (Note 15)	$136,603	$(106,705)	$(60,280)
Taxes	(18,640)	—	—
Minority interest	2,282	771	2,384
Impairment of consolidated Partner Companies	(2,697)	—	(944)
Impairment of equity method Partner Companies	—	—	(1,381)

	$117,548	$(105,934)	$(60,221)

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9. Parent Company Financial Information
Parent company financial information is provided to present the financial position and results of operations of the Company and its wholly-owned subsidiaries as if the Partner Companies accounted for under the consolidation method of accounting were accounted for under the equity method of accounting for all applicable periods presented. The Company’s share of the consolidated Partner Companies’ losses is included in “Equity loss” in the Parent Company Statements of Operations for all periods presented based on the Company’s ownership percentage in each period. The carrying value of the consolidated companies as of December 31, 2005 and 2004 is included in “Ownership interests in Partner Companies” in the Parent Company Balance Sheets.
Parent Company Balance Sheets

	As of December 31, 2005	As of December 31, 2004
	(in thousands)
Assets
Cash and cash equivalents	$129,555	$9,345
Short-term investments	—	57,940
Other current assets	14,226	2,746

Current assets	143,781	70,031
Ownership interests in Partner Companies	94,639	105,428
Marketable securities	63,425	54,082
Other	2,815	5,498

Total assets	$304,660	$235,039

Liabilities and stockholders’ equity
Current liabilities	$11,415	$9,932
Senior convertible notes	37,000	60,000
Stockholders’ equity	256,245	165,107

Total liabilities and stockholders’ equity	$304,660	$235,039

Parent Company Statements of Operations

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Revenue	$—	$—	$—
Operating expenses
General and administrative	18,779	14,074	16,443
Impairment related and other	2,697	476	(5,094)

Total operating expenses	21,476	14,550	11,349

	(21,476)	(14,550)	(11,349)
Other income (loss), net	136,603	(103,705)	(58,605)
Interest income (expense), net	306	(3,595)	(14,615)

Income (loss) before income taxes and equity loss	115,433	(121,850)	(84,569)

Income tax expense	(18,640)	—	—
Equity loss	(24,275)	(13,467)	(51,315)

Net income (loss)	$72,518	$(135,317)	$(135,884)

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9. Parent Company Financial Information — (Continued)
Parent Company Statements of Cash Flows

	Year Ended December 31
	2005	2004	2003
	(in thousands)
Operating Activities
Net income (loss)	$72,518	$(135,317)	$(135,884)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	144	71	1,283
Impairment related and other	2,697	476	(5,094)
Stock-based compensation	4,331	1,413	2,327
Equity loss	24,275	13,467	51,315
Other income (loss)	(136,603)	103,705	58,605
Changes in assets and liabilities, net of effect of acquisitions:
Restricted cash	—	850	8,330
Taxes receivable	(8,392)	—	—
Prepaid expenses and other assets	(73)	1,176	3,143
Accounts payable	62	(189)	211
Accrued expenses	1,362	869	(7,605)

Cash used in operating activities	(39,679)	(13,479)	(23,369)
Investing Activities
Capital expenditures, net	(135)	(172)	(158)
Proceeds from disposals of fixed assets	—	12	—
Proceeds from sales of marketable securities	19,153	7,798	9,935
Proceeds from sales of ownership interests in Partner Companies	141,719	25,668	6,327
Acquisitions of ownership interests in Partner Companies, net	(30,383)	(21,147)	(27,092)
Purchase of short-term investments	(4,922)	(85,219)	—
Proceeds from maturities of short-term investments	62,862	27,279	6,986

Cash provided by (used in) investing activities	188,294	(45,781)	(4,002)
Financing Activities
Issuance of senior convertible notes, net	—	58,215	—
Repurchase of senior convertible notes	(28,405)	—	—
Repurchase of convertible subordinated notes	—	(39,541)	(5,529)
Repayment of loans from employees	—	160	476
Exercises of stock options	—	—	320

Cash provided by (used in) financing activities	(28,405)	18,834	(4,733)

Net increase (decrease) in cash and cash equivalents	120,210	(40,426)	(32,104)
Cash and cash equivalents at beginning at year	9,345	49,771	81,875

Cash and cash equivalents at end of year	$129,555	$9,345	$49,771

10. Stockholders’ Equity
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
The Company may establish one or more classes or series of preferred stock. The holders of the preferred stock may be entitled to preferences over common stockholders with respect to dividends, liquidation, dissolution, or winding up of the Company, as established by the Company’s Board of Directors. As of December 31, 2005, 10,000,000 shares of preferred stock were authorized; no shares have been issued.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
10. Stockholders’ Equity — (Continued)
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
Generally, if the rights become exercisable, then each stockholder other than the acquirer is entitled to purchase, for the exercise price, that number of shares of common stock that, at the time of the transaction, will have a market value of three times the exercise price of the rights. In addition, if, after the rights become exercisable, the Company is acquired in a merger or other business combination, or 50% or more of its assets or earning power are sold, each right will entitle the holder to purchase, at the exercise price of the rights, that number of shares of common stock of the acquiring company that, at the time of the transaction, will have a market value of three times the exercise price of the rights.
Common Stock Issued in Exchange for Convertible Debt
During 2004 and 2003, the Company issued 15,886,698 shares and 7,352,975 shares of common stock, respectively, in exchange for convertible debt. See Note 5.
Common Stock Issued to Third Parties
During 2003, the Company issued 75,000 shares of common stock in settlement of a lease obligation, valued at $0.6 million and 6,000 shares of common stock for services, valued at $0.1 million.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11. Stock Option Plans
Incentive or non-qualified stock options may be granted to Company employees, directors and consultants under the 2005 Omnibus Equity Compensation Plan (the “2005 Equity Plan”), the Membership Profit Interest Plan (the “MPI Plan”), the 1999 Equity Compensation Plan (the “1999 Plan”) or the LGO Corporation 2001 Equity Compensation Plan (f/k/a Logistics.com 2001 Equity Compensation Plan) (the “LGO Plan,” together with the 2005 Equity Plan, MPI Plan and the 1999 Plan, the “Plans”). Generally, the grants vest over a two to five year period and expire eight to ten years after the date of grant. At December 31, 2005, the Company reserved approximately 566,733 shares of common stock under the Plans, for possible future issuance. Most Partner Companies also maintain their own stock option plans.
The following table summarizes the activity of the Company’s stock option plans:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at December 31, 2002	1,098,865	$86.40
Options granted	30,900	$8.40
Options exercised	(58,784)	$15.00
Options canceled/forfeited	(245,887)	$182.60

Outstanding at December 31, 2003	825,094	$61.60

Options granted	55,100	$7.90
Options canceled/forfeited	(89,365)	$244.15

Outstanding at December 31, 2004	790,829	$37.19
Options granted	12,000	$7.73
Options canceled/forfeited	(75,942)	$32.10

Outstanding at December 31, 2005	726,887	$37.24

At December 31, 2005, 2004 and 2003 there were 634,948, 583,751 and 495,748 options exercisable at a weighted average exercise price of $41.62, $44.98 and $84.84 per share under the Plans, respectively.
The following tables summarize information about stock options outstanding at December 31:

2005
			Weighted Average
	Shares	Shares	Remaining Contractual Life
Exercise Price	Outstanding	Exercisable	(in Years)
$4.59 — $8.00	137,224	78,491	7.3
$8.01 — $12.00	186,233	160,324	7.1
$12.01 — $20.00	127,199	119,907	5.6
$20.01 — $2,210.00	276,231	276,226	5.0

	726,887	634,948

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11. Stock Option Plans — (Continued)

2004
			Weighted Average
	Shares	Shares	Remaining Contractual Life
Exercise Price	Outstanding	Exercisable	(in Years)
$4.59 — $8.00	125,724	56,700	8.1
$8.01 — $12.00	196,701	102,500	7.9
$12.01 — $20.00	127,408	97,544	6.6
$20.01 — $2,210.00	340,996	327,007	6.1

	790,829	583,751

2003
			Weighted Average
	Shares	Shares	Remaining Contractual Life
Exercise Price	Outstanding	Exercisable	(in Years)
$4.59 — $8.00	105,975	16,711	8.8
$8.01 — $12.00	171,238	72,221	8.7
$12.01 — $20.00	127,507	71,602	7.6
$20.01 — $2,210.00	420,374	335,214	7.1

	825,094	495,748

During 2005, the Company issued 3,605,500 stock appreciation rights (“SAR’s”) primarily at a base price of $7.34. The SAR’s vest over four years and were subject to variable accounting from their grant date in 2005 through the Company’s adoption of SFAS 123R on January 1, 2006. The fair value in accordance with SFAS 123R will be $16.0 million and $15.2 million (net of $0.8 million recognized in 2005) will be amortized in 2006 through 2008. Stock-based compensation expense totaled $0.8 million for the year ended December 31, 2005 related to these SAR’s.
In 2005 and 2004, the Company issued 819,300 and 640,326 shares of restricted stock. Recipients of restricted stock did not pay any cash consideration to the Company for the shares, have the right to vote all shares subject to the grant and receive all dividends with respect to the shares, whether or not the shares have vested. The 2005 and 2004 restricted stock grants valued at $6.0 million and $4.4 million, respectively, were recorded as unamortized deferred compensation and are generally being amortized over the vesting period. The 2005 restricted stock grant vested 25% in 2005 and ratably 25% per year each November. The 2004 restricted stock grant generally vests ratably over four years with acceleration provisions based on certain operating metrics. Approximately 11,000 shares were forfeited in 2004. Stock-based compensation expense for the years ended December 31, 2005 and 2004 related to this restricted stock was $3.0 million and $0.9 million, respectively.
In 2005, the Company issued 108,843 deferred stock units to the Company’s non-management directors valued at $0.8 million. Of these deferred stock units, 74,062 deferred stock units which were granted in July 2005 related to an annual grant for services and vested in February 2006. The Company recorded the value of these deferred stock units of $0.5 million as deferred compensation. Amortization of this deferred compensation was $0.4 million for the year ended December 31, 2005. Estimated compensation expense for 2006 is $0.1 million. The residual 34,781 deferred stock units issued are related to quarterly grants for service in which the director can elect a percentage of compensation in deferred stock units in lieu of cash. The deferred stock units are issued at a 25% discount. The Company records expense when these deferred stock units are issued. For the year ended December 31, 2005, $0.3 million was expensed related to these grants.
Additionally, the Company recorded compensation expense of $2.3 million for the year ended December 31, 2003 related to prior restricted stock grants that vested in 2003.
During 2004, the Company issued 33,282 shares of common stock, valued at $0.3 million, to certain executive officers of the Company in payment of a portion of amounts due under the 2003 bonus plan and in 2003, issued 10,000 shares of common stock to members of its Board of Directors, valued at $0.1 million.
Included in stock-based compensation for the years ended December 31, 2005, 2004 and 2003 is approximately $0.1 million, $0.5 million and $1.1 million, respectively, related to option grants to non-employees in the year ended December 31, 2000.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11. Stock Option Plans — (Continued)
In 1999, the Company accepted full recourse promissory notes totaling $79.8 million from certain employees and a director as consideration for exercising all or a portion of their vested and unvested stock options issued under the 1999 Plan (a total of 1,799,575 shares of common stock were issued in connection with these exercises). These notes receivable were recorded as a reduction of stockholders’ equity (deficit). Through December 31, 2002, of the $79.8 million original principal balance, the Company received cash payments of $16.0 million and $33.2 million was satisfied in connection with employees’ terminations of employment, primarily through the repurchase of unvested shares, at the lower of cost or fair market value, and vested shares, at fair market value. The remaining principal balance of the option loans at December 31, 2002 was $30.6 million secured by 792,716 shares of the Company’s common stock.
In 1999 and 2000, the Company made loans to employees to pay the income taxes that became due in connection with the option exercises. The outstanding principal and accrued interest balance on these loans at December 31, 2005 totaled approximately $4.8 million (including $3.6 million principal and $1.2 million interest) against which the Company has recorded a reserve of approximately $2.0 million. The remaining balance of $2.8 million is included in “Prepaid expenses and other current assets” on the Company’s December 31, 2005 Balance Sheet. Approximately $1.5 million of $2.8 million was received by the Company in February 2006 (see below). The remainder is due in December 2006.
In 2001 and 2002, certain employees’ and former employees’ loans were modified from full recourse to 25% recourse of the original option loan principal, the modification of the interest rate on the loans to the applicable federal rate as of the date of modification and extension of the term of the loans from five years to 1) the earlier of December 1, 2006 or 3 years after separation of employment for the 2001 modifications or 2) to December 1, 2006 for the 2002 modifications. These modifications to the loans resulted in accounting for the loans and 774,716 shares of underlying common stock as options. Accordingly, these options have been treated for accounting purposes as variable awards since the modification date. The impact of these variable awards has not been significant through December 31, 2005. Additionally, accrued interest on these loans has been fully reserved for since the modification date.
During 2003 and 2004, the Company received cash payments totaling $0.6 million relating to these loans.
The loans to one former employee, which were modified in 2001, matured at the end of 2005. The remaining principal of $0.1 million and nominal interest on this employee’s loans were nonrecourse. At maturity, the Company foreclosed on the 1,993 shares of Company common stock securing this former employee’s loans and reflected the foreclosure as a “Repurchase of common stock from former employees” on the Company’s Consolidated Statements of Stockholders’ Equity (Deficit).
The remaining tax and option loans mature during 2006. At December 31, 2005, the principal balance and accrued interest on these loans totaled $33.5 million and $11.4 million, respectively. These loans have recourse balances of approximately $5.0 million and are secured by 782,723 shares of Company common stock, including 366,926 shares held by three of the executive officers of the Company. Other than the $2.8 million tax loans discussed above and $0.3 million reflected as “Notes Receivable — Stockholders,” these option and tax loans are not included on the Company’s Consolidated Balance Sheets at December 31, 2005 and 2004.
The loans to a former employee, which were modified in 2001, matured in February 2006. The remaining principal and interest on this employee’s loans totaled $13.6 million at maturity, of which $2.2 million was recourse. At maturity, the recourse portion of the loan was collected ($1.5 million was applied to the principal portion of the tax loan discussed above) and the Company foreclosed on the 215,000 shares of Company common stock securing the non-recourse portion.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12. Income Taxes
Total income tax expense (benefit) was allocated as follows:

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Income from continuing operations	$18,640	$—	$—

Total	$18,640	$—	$—

The provision for income tax expense (benefit) consists of:

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Current	$18,640	$—	$—
Deferred	—	—	—

Total	$18,640	$—	$—

The current expense consists of U. S. federal income taxes.
During 2005, the Company made an estimated federal income tax payment of $26.9 million and the tax benefit of stock-based compensation included in equity is $0.1 million. Accordingly, an income tax receivable of $8.4 million is included in “Prepaid expenses and other current assets” on the Company’s December 31, 2005 Consolidated Balance Sheets.
At December 31, 2005, the Company had federal net operating loss carry forwards of approximately $422 million that may be used to offset future taxable income. The Company also had capital loss carry forwards of approximately $763 million that may be used to offset future capital gains. These carry forwards, as well as certain other deferred tax assets, are subject to significant limitations on their utilization due to ownership changes experienced by the Company and certain consolidated Partner Companies. The annual limitation on the utilization of net operating loss carry forwards is approximately $13 million. The net operating loss carry forwards expire between 2014 and 2023, and the capital loss carry forwards expire between 2006 and 2010. Additional limitations on the utilization of these carry forwards may be imposed if the Company experiences another change in ownership.
A valuation allowance has been provided for the Company’s net deferred tax asset as the Company believes, after evaluating all positive and negative evidence, historical and prospective, that it is more likely than not that these benefits will not be realized.
     The Company’s net deferred tax asset (liability) consists of the following:

	As of December 31,
	2005	2004
	(in thousands)
Net operating loss carry forward	$153,414	$152,666
Capital loss carry forward	267,018	253,414
Other comprehensive income	(21,092)	(18,089)
Reserves and accruals	3,277	2,786
Other, net	96	1,096
Partner Company basis difference	214,044	236,367
Valuation allowance	(616,757)	(628,240)

Net deferred tax asset (liability)	$—	$—

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12. Income Taxes — (Continued)
     The effective tax rate differs from the federal statutory rate as follows:

	As of December 31,
	2005	2004	2003
Tax expense (benefit) at statutory rate	35.0%	(35.0)%	(35.0)%
Debt for equity exchanges	—	35.0%	25.0%
Stock-based compensation	—	—	0.1%
Non-deductible expenses and other	1.6%	—	3.7%
Valuation allowance	(16.2)%	—	6.2%

	20.4%	0.0%	0.0%

13. Related Parties
During 2004, the Company entered into a consulting arrangement with a member of the Company’s Board of Directors. The Company expensed $0.9 million and $0.2 million for the years ended December 31, 2005 and 2004, respectively, related to this consulting arrangement which is reflected in selling, general and administrative on the Company’s Consolidated Statements of Operations. At December 31, 2005 and 2004, $0.4 million and $0.2 million, respectively, are included in “Accrued expenses” on the Company’s Consolidated Balance Sheets. The Company also expensed stock-based compensation of $0.4 million in 2005 relating to this consulting agreement.
The Company provides strategic and operational support to its Partner Companies in the normal course of its business. The Company’s employees and consultants generally provide these services. The costs related to employees are paid by the Company and are reflected by the Company in general and administrative expenses. Non-management members of the Company’s Board of Directors are compensated with cash and equity grants in the Company that are accounted for in accordance APB No. 25.
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

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
14. Other supplemental non-cash financing and investing activities
The Company paid interest in 2005, 2004 and 2003 of $3.1 million, $2.6 million and $12.3 million, respectively.
The Company paid an estimated tax of $26.9 million in 2005. No income taxes were paid in 2004 or 2003 as the Company had a net operating loss.
In 2004 and 2003, the Company issued 15.9 million shares and 7.4 million shares of common stock in exchange for $134.8 million and $97.2 million of convertible debt, respectively. See Note 5.
During the year ended December 31, 2005, one of the Company’s equity method Partner Companies completed a financing round. Accordingly, the Company recorded its share of this Partner Company’s equity adjustment as an increase to “Additional paid-in capital” on its Consolidated Balance Sheets.
During the year ended December 31, 2004, one of the Company’s consolidated Partner Companies adjusted its additional paid-in capital to reflect the reversal of a $3.1 million equity financing fee accrual. Accordingly, the Company recorded its share of this Partner Company equity adjustment as an increase to “Additional paid-in capital” on its Consolidated Balance Sheets.
15. Other Income (Loss)
Other Income (Loss), net
Other income (loss), net consists of the effect of transactions and other events relating to the Company’s ownership interests in its Partner Companies and its operations in general.

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Sales/distributions of ownership interests in Partner Companies	$125,255	$22,553	$3,664
Gains (losses) on debt extinguishment (Note 5)	(5,881)	(133,158)	(59,297)
Realized gains on marketable securities (Note 4)	15,911	6,213	340
Other than temporary impairment of marketable securities (Note 4)	(1,342)	(2,869)	—
Cost method Partner Company impairment charges	—	(1,267)	(3,488)
Gain (loss) on warrants (Note 3)	2,596	1,191	(135)
Gain on settlement of debt of Consolidated Partner Company (Note 5)	—	1,593	—
Other	64	(961)	(1,364)

	$136,603	$(106,705)	$(60,280)
Total other income (loss) for Consolidated Partner Companies	(1,114)	527	1,574

	$135,489	$(106,178)	$(58,706)

During 2005, the Company sold its ownership interest in LinkShare for approximately $150.1 million in net consideration. The Company received $135.4 million in 2005, $0.4 million in February 2006 and recorded a gain of $118.8 million in 2005. The residual $14.3 million is being held in escrow until September 2006 and will result in additional gain to the extent received. Additionally, during 2005, 2004 and 2003, the Company sold its ownership interests in various other Partner Companies in exchange for cash, and contingent consideration. The residual gain of $6.5 million in 2005 primarily related to the gain on the sale of the Company’s ownership interest in Co-nect, Inc. of $5.3 million and other escrow releases. The gain of $22.6 million in 2004 primarily relates to the sale of the Company’s ownership interests in eMerge Interactive and Onvia, Inc. The gain of $3.7 million in 2003 primarily relates to the receipt of escrow releases from the prior dispositions of CourtLink Corporation and the sale of a portion of the Company’s ownership interest in Onvia, Inc.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
16. Commitments and Contingencies
On December 20, 2002, the Company was named as a defendant in an action filed in the United States District Court for the District of Maine. The plaintiffs include former stockholders of Animated Images. one of the Company’s former partner companies. In addition to the Company, the complaint also named Freeborders, a current partner company, as a defendant, as well as four individual defendants, including former officers of the Company and former Animated Images and Freeborders directors. The complaint generally alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and Section 5(a) of the Securities Act of 1933, fraud, breach of contract, breach of fiduciary duty and civil conspiracy, among other claims, in connection with the merger of Animated Images into Freeborders. In support of these claims, the plaintiffs allege, among other things, that the defendants misrepresented the value of the stock of Freeborders, resulting in plaintiffs’ having received less consideration in the merger than that to which they believe they were entitled. In July 2003, the Court granted defendants’ motion to stay the litigation pending arbitration in California of plaintiffs’ claims against Freeborders. In an effort to avoid such arbitration, plaintiffs moved to dismiss Freeborders from the litigation in March 2004. The Court granted this motion and thereafter, plaintiffs filed a motion to compel arbitration of their claims against the Company and certain other defendants. The Court granted plaintiffs’ motion on October 1, 2004, and further ordered a stay of the plaintiffs’ non-arbitrable claims against two individual defendants. Plaintiffs dismissed their claims against one of the individual defendants, a former Animated Images director. The Company and one of the remaining individual defendants have asserted counterclaims in the arbitration. The plaintiffs and the defendants are in settlement discussions. Included in “Accrued expenses” on the Company’s December 31, 2005 Consolidated Balance Sheets is approximately $2.6 million in anticipated settlement costs and legal fees related to this claim. Included in “Prepaid expenses and other current assets” on the Company’s December 31, 2005 Consolidated Balance Sheets is approximately $0.9 million of estimated reimbursement from the Company’s insurance carrier as part of an anticipated settlement.
The Company and its consolidated subsidiaries are involved in other various claims and legal actions arising in the ordinary course of business. In the opinion of management, the amount of the ultimate liability with respect to these actions will not materially affect the financial position, results of operations or cash flows of the Company and its subsidiaries.
The Company and its consolidated Partner Companies lease their facilities under operating lease agreements expiring 2006 through 2010 and thereafter. Future minimum lease payments as of December 31, 2005 under the leases are as follows (in thousands):

2006	$1,723
2007	$1,446
2008	$1,033
2009	$912
2010	$562
Thereafter	$382
Rent expense under the non-cancelable operating leases was $2.4 million in 2005, $1.8 million in 2004 and $4.8 million in 2003.
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

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
17. Net Income (Loss) per Share
The calculations of net income (loss) per share were:

	Year Ended December 31,
	2005	2004	2003
	(in thousands, except per share data)
Basic and Diluted:
Income (loss) from continuing operations	$75,523	$(137,905)	$(124,834)
Income (loss) on discontinued operations	(3,005)	2,588	(11,050)

Net income (loss) — Basic	$72,518	$(135,317)	$(135,884)

Interest expense — convertible debt	3,104	—	—

Net income (loss) — Diluted	$75,622	$(135,317)	$(135,884)

Basic:
Income (loss) from continuing operations per share	$2.03	$(3.86)	$(8.25)
Income (loss) on discontinued operations per share	(0.08)	0.07	(0.73)

Net income (loss) per share	$1.95	$(3.79)	$(8.98)

Diluted:
Income (loss) from continuing operations per share	$1.80	$(3.86)	$(8.25)
Income (loss) on discontinued operations per share	(0.07)	0.07	(0.73)

Net income (loss) per share	$1.73	$(3.79)	$(8.98)

Basic weighted average common shares outstanding	37,108,750	35,712,555	15,130,135

Incremental Diluted Shares Impact:
Stock options	42,177	—	—
Restricted stock	338,110	—	—
Warrants	2,466	—	—
SARs	30,957	—	—
Convertible debt	6,147,253	—	—

Diluted weighted average common shares outstanding	43,669,713	35,712,555	15,130,135

The following dilutive securities were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive:

		Weighted Average
	Shares	price per share
Year ended December 31, 2005
Stock options	602,913	$43.88
Stock options (exercised with partial recourse loans)	754,135	$41.70
Warrants	9,450	$100.00

Year Ended December 31, 2004
Stock options	790,829	$37.19
Stock options (exercised with partial recourse loans)	756,128	$41.70
Restricted stock	627,828	$—
Senior convertible notes	6,587,621	$9.11
Warrants	26,521	$189.27

Year Ended December 31, 2003
Stock options	825,094	$61.60
Stock options (exercised with partial recourse loans)	756,128	$41.70
Restricted stock	627,828	$—
Convertible subordinated notes	68,235	$2,548.80
Warrants	26,521	$189.27

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
18. Selected Quarterly Financial Information (Unaudited)
The following table sets forth selected quarterly consolidated financial information for the years ended December 31, 2005 and 2004. The operating results for any given quarter are not necessarily indicative of results for any future period.

	Fiscal 2005 Quarter Ended				Fiscal 2004 Quarter Ended
	Mar.31	Jun.30	Sep.30	Dec.31	Mar.31	Jun.30	Sep.30	Dec.31
				(in thousands, except per share data)
Revenue	$11,891	$10,506	$15,394	$12,785	$9,791	$10,019	$9,959	$12,088
Operating Expenses
Cost of revenue	6,152	6,485	8,284	7,688	5,619	5,232	5,321	5,292
Selling, general & administrative	9,445	8,720	12,157	11,632	7,903	7,485	8,534	7,317
Research and development	3,150	2,887	4,077	2,157	2,222	2,223	2,072	2,143
Amortization of other intangibles	572	367	609	578	786	708	689	528
Impairment related and other	11	(6)	2,718	321	630	(14)	8	134

	(7,439)	(7,947)	(12,451)	(9,591)	(7,369)	(5,615)	(6,665)	(3,326)

Other income (loss), net	5,056	9,880	119,961	592	(113,666)	3,348	1,799	2,341
Interest income	475	613	752	2,050	214	326	354	401
Interest expense	(910)	(857)	(901)	(699)	(1,630)	(1,573)	(855)	(867)

Income (loss) before minority interest and equity loss	(2,818)	1,689	107,361	(7,648)	(122,451)	(3,514)	(5,367)	(1,451)
Income tax (expense)benefit	—	—	(20,349)	1,709	—	—	—	—
Minority interest	680	267	709	626	437	503	184	(353)
Equity loss	(475)	(477)	(681)	(5,070)	(1,185)	(1,625)	(1,845)	(1,238)

Income (loss) from continuing operations	(2,613)	1,479	87,040	(10,383)	(123,199)	(4,636)	(7,028)	(3,042)
Income (loss) on discontinued operations	(505)	(403)	254	(2,351)	(596)	2,783	(81)	482

Net income (loss)	$(3,118)	$1,076	$87,294	$(12,734)	$(123,795)	$(1,853)	$(7,109)	$(2,560)

Basic income (loss) per share (1)
Income (loss) from continuing operations	$(0.07)	$0.04	$2.34	$(0.28)	$(3.87)	$(0.13)	$(0.19)	$(0.08)
Discontinued operations	(0.01)	(0.01)	0.01	(0.06)	(0.02)	0.08	—	0.01

	$(0.08)	$0.03	$2.35	$(0.34)	$(3.89)	$(0.05)	$(0.19)	$(0.07)

Shares used in computation of basic income (loss) per share (1)	37,012	37,040	37,109	37,274	31,853	37,003	37,003	37,004

Diluted income (loss) per share (1)
Income (loss) from continuing operations	$(0.07)	$0.04	$1.96	$(0.28)	$(3.87)	$(0.13)	$(0.19)	$(0.08)
Discontinued operations	(0.01)	(0.01)	0.01	(0.06)	(0.02)	0.08	—	0.01

	$(0.08)	$0.03	$1.97	$(0.34)	$(3.89)	$(0.05)	$(0.19)	$(0.07)

Shares used in computation of diluted income (loss) per share (1)	37,012	38,565	44,386	37,274	31,853	37,003	37,003	37,004

(1)	The sum of quarterly income (loss) per share differs from the full year amount due to changes in the number of shares outstanding during the year.

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
The management of Internet Capital Group, Inc. evaluated the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of its internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Board of Directors. Based on this assessment, as of December 31, 2005, Internet Capital Group, Inc.’s internal control over financial reporting is effective based on those criteria.
The Company’s independent registered public accounting firm, KPMG LLP, has audited management’s assessment of the Company’s internal control over financial reporting. KPMG LLP’s report on management’s assessment and the effectiveness of the Company’s internal control over financial reporting appears below.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Internet Capital Group, Inc.:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Internet Capital Group, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Internet Capital Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Internet Capital Group, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Internet Capital Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Internet Capital Group, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity (deficit), comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 15, 2006 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Philadelphia, Pennsylvania
March 15, 2006
ITEM 9B. Other Information
None.

PART III
ITEM 10. Directors and Executive Officers of the Registrant
We incorporate by reference the information contained under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Executive Officers” and “Corporate Governance: Committees of the Board of Directors” in our Definitive Proxy Statement for our 2006 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.
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
ITEM 11. Executive Compensation
We incorporate by reference the information contained under the captions “Executive Compensation” and “Other Forms of Compensation” in our Definitive Proxy Statement for our 2006 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We incorporate by reference the information contained under the caption “Security Ownership of Certain Beneficial Owners and Directors and Officers” in our Definitive Proxy Statement for our 2006 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.
ITEM 13. Certain Relationships and Related Transactions
We incorporate by reference the information contained under the caption “Certain Relationships and Related Transactions” in our Definitive Proxy Statement for our 2006 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.
ITEM 14. Principal Accountant Fees and Services
We incorporate by reference the information contained under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in our Definitive Proxy Statement for our 2006 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

PART IV
ITEM 15. Exhibits and Financial Statement Schedules
1. Consolidated Financial Statements
The Consolidated Financial Statements and related Notes thereto as set forth under Item 8 of this Report are incorporated herein by reference.
2. Financial Statement Schedule
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Internet Capital Group, Inc.:
Under date of March 15, 2006, we reported on the consolidated balance sheets of Internet Capital Group, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity (deficit), comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. The consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits.
In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ KPMG LLP
Philadelphia, Pennsylvania
March 15, 2006
The following financial statement schedule of Internet Capital Group, Inc. for each of the years ended December 31, 2005, 2004 and 2003 should be read in conjunction with our Consolidated Financial Statements and related Notes thereto.
INTERNET CAPITAL GROUP
SCHEDULE II —VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2003, 2004 and 2005
(in thousands)

	Balance at the
	beginning of the	Charged to costs			Balance at the end
	year	and expenses	Write-offs		of the year
Allowance for Doubtful Accounts:
December 31, 2003	$2,738	$303	$(1,022	)(a)	$2,019
December 31, 2004	$2,019	$(489)	$(754)		$776
December 31, 2005	$776	$241 (b)	$(418	)(c)	$599

(a)	Reserve of $209 was eliminated upon deconsolidation of partner companies during 2003.

(b)	Reserve of $138 was established upon acquisitions of partner companies during 2005.

(c)	Reserve of $221 was eliminated upon deconsolidation of partner company during 2005.

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

Exhibit Number	Document
2.1	Agreement of Merger dated February 2, 1999 between Internet Capital Group, L.L.C. and Internet Capital Group, Inc. (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-1 filed by the Company on May 11, 1999 (Registration No. 333-78193) (the “IPO Registration Statement”)).

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form 8-A filed by the Company on August 4, 1999 (Registration No. 000-26989) (the “8-A Registration Statement”)).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 2.2 to the 8-A Registration Statement).

3.3	Certificate of Amendment of Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “10-K Annual Report for 2002”)).

3.4	Second Amendment of Restated Certificate of Incorporation of Internet Capital Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

4.1	Specimen Certificate for Internet Capital Group’s Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “10-K Annual Report for 2004”)).

4.2	Form of 5% Senior Convertible Notes due 2009 of Internet Capital Group, Inc. (“Senior Convertible Notes”) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 1, 2004).

4.2.1	Amendment No. 1 to Senior Convertible Notes. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 27, 2005).

4.2.2	Amendment No. 2 to Senior Convertible Notes. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 27, 2005).

4.3	Rights Agreement, dated as of November 22, 2000, between Internet Capital Group, Inc. and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, which includes as Exhibit B thereto the Form of Rights Certificate, incorporated by reference to Exhibit 1.1 to Internet Capital Group, Inc.’s Registration Statement on Form 8-A, dated December 1, 2000 (incorporated by reference to the Company’s Current Report on Form 8-K filed December 1, 2000 (File No. 0-26929)).

Exhibit Number	Document
10.1	Internet Capital Group, Inc. 1999 Equity Compensation Plan as Amended and Restated July 25, 2001 (the “Internet Capital Group, Inc. 1999 Equity Compensation Plan”) (incorporated by reference to Exhibit 10.1.4 to the Company’s Annual Report on Form 10-K filed on April 1, 2002 (the “10-K Annual Report for 2001”)).

10.1.1	Amendment No. 1 to the Internet Capital Group, Inc. 1999 Equity Compensation Plan (incorporated by reference to Exhibit 10.1.2 to the Company’s 10-K Annual Report for 2002).

10.1.2	Amendment No. 2 to the Internet Capital Group, Inc. 1999 Equity Compensation Plan (incorporated by reference to Exhibit 10.1.3 to the Company’s 10-K Annual Report for 2002).

10.1.3	Amendment No. 3 to the Internet Capital Group, Inc. 1999 Equity Compensation Plan. (incorporated by reference to Exhibit 10.1.3 to the Company’s 10-K Annual Report for 2004).

10.2	Internet Capital Group, Inc. Executive Deferred Compensation Plan, amended and restated effective September 1, 2002 (incorporated by reference to Exhibit 10.2.2 to the Company’s 10-K Annual Report for 2002).

10.3	Logistics.com, Inc. 2001 Equity Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company’s 10-K Annual Report for 2002).

10.3.1	Amendment No. 1 to the Logistics.com, Inc. 2001 Equity Compensation Plan (incorporated by reference to Exhibit 10.3.1 to the Company’s 10-K Annual Report for 2002).

10.4	Internet Capital Group, L.L.C. Membership Profit Interest Plan (incorporated by reference to Exhibit 10.3 to the IPO Registration Statement).

10.5	Internet Capital Group, Inc. 2005 Equity Compensation Plan (incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement filed on April 28, 2005).

10.6	Letter of Credit Agreement dated as of September 30, 2002, by and between Comerica Bank-California and Internet Capital Group, Inc., ICG Holdings, Inc. and Internet Capital Group Operations, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.6.1	First Amendment to Letter of Credit Agreement dated as of October 20, 2003 by and between Comerica Bank, Internet Capital Group, Inc., ICG Holdings, Inc. and Internet Capital Group Operations, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2003).

10.6.2	Second Amendment to Letter of Credit Agreement dated as of December 15, 2004 by and between Comerica Bank, ICG Holdings, Inc. and Internet Capital Group, Inc. (incorporated by reference to Exhibit 10.14.2 to the Company’s 10-K Annual Report for 2004).

10.6.3	Third Amendment to Letter of Credit Agreement dated as of December 15, 2005 by and between Comerica Bank, ICG Holdings, Inc. and Internet Capital Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 15, 2005).

Exhibit Number	Document
10.7	Form of Promissory Note (Option Loan) by and between Internet Capital Group Operations, Inc. and certain of its officers (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.8	Form of Share Pledge Agreement by and between Internet Capital Group Operations, Inc. and certain of its officers (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.9	Form of Promissory Note (Tax Loan) by and between Internet Capital Group Operations, Inc. and certain of its officers (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.10	Agreement of Lease between FV Office Partners, L.P. and Internet Capital Group Operations, Inc. dated June 30, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2003).

10.10.1	First Amendment to Lease between FV Office Partners, L.P. and Internet Capital Group Operations, Inc. dated November 20, 2003 (incorporated by reference to Exhibit 10.37 to the Company’s 10-K Annual Report for 2003).

10.11	Employment Agreement among Internet Capital Group Operations, Inc., Walter W. Buckley, III and Internet Capital Group, Inc. dated as of March 9, 2004 (incorporated by reference to Exhibit 10-40 to the Company’s 10-K Annual Report for 2003).

10.12	Securities Purchase Agreement dated as of March 31, 2004, by and among Internet Capital Group, Inc. and the investors listed on the Schedule of Buyers attached as Schedule I thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 1, 2004).

10.13	Registration Rights Agreement dated as of April 8, 2004 by and among Internet Capital Group, Inc. and the investors listed on the Schedule of Buyers attached as Schedule I thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 1, 2004).

10.14	Independent Contractor Agreement by and between Internet Capital Group Operations, Inc., Wayne Strategy Consultants, Inc. and Dr. Michael D. Zisman dated August 17, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.14.1	First Amendment to Independent Contractor Agreement dated January 18, 2005 by and among Internet Capital Group Operations, Inc., Wayne Strategy Consultants, Inc. and Dr. Michael Zisman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 19, 2005).

Exhibit Number	Document
10.15	Internet Capital Group, Inc. Non-Management Director Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 3, 2005).

10.16	Internet Capital Group, Inc. Deferred Stock Unit Program as amended and restated effective as of January 1, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 15, 2005).

10.17	Form of Restricted Stock Grant Without Performance Acceleration (incorporated by reference to Exhibit 10.32 to the Company’s 10-K Annual Report for 2004).

10.18	Form of Restricted Stock Grant With Performance Acceleration (incorporated by reference to Exhibit 10.33 to the Company’s 10-K Annual Report for 2004).

10.19	Form of Stock Option Grant Without Performance Acceleration (incorporated by reference to Exhibit 10.34 to the Company’s 10-K Annual Report for 2004).

10.20	Form of Stock Option Grant With Performance Acceleration (incorporated by reference to Exhibit 10.35 to the Company’s 10-K Annual Report for 2004).

10.21	Form of Non-Employee Director Initial Stock Option Grant (incorporated by reference to Exhibit 10.36 to the Company’s 10-K Annual Report for 2004).

10.22	Form of Non-Employee Director Annual Stock Option Grant (incorporated by reference to Exhibit 10.37 to the Company’s 10-K Annual Report for 2004).

10.23	Internet Capital Group Specimen Stock Units Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 26, 2005).

10.24	Internet Capital Group Specimen Stock Appreciation Rights Certificate (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 28, 2005).

10.25	Letter Agreement dated July 28, 2005 between Internet Capital Group and Anthony P. Dolanski (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 28, 2005).

10.26	Form of Restrictive Covenant Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 28, 2005).

10.27	Note Purchase Agreement dated October 25, 2005, by and among the Company, Langley Partners, L.P., Bear Stearns Securities Corp. Custodian for Jeffrey Thorp IRA Rollover, JMG Capital Partners, LP and JMG Triton Offshore Fund, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 27, 2005).

10.28	Letter Agreement dated February 21, 2006 between Internet Capital Group, Inc. and R. Kirk Morgan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 22, 2006).

10.29	2005 Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 3, 2005).

Exhibit Number	Document
10.30	2006 Bonus Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 28, 2006).

10.31	Letter Agreement dated December 16, 2005 by and between ICG Holdings, Inc. and Credit Suisse First Boston Capital LLC.

10.32	Letter Agreement dated July 28, 2005 between Internet Capital Group, Inc. and Douglas Alexander.

11.1	Statement Regarding Computation of Per Share Earnings (included herein at Note 2-“Significant Accounting Policies” in the subsection “Net Income (Loss) Per Share” to the Consolidated Financial Statements and Note 17-“Net Income (Loss) Per Share” to the Consolidated Financial Statements).

21.1	Subsidiaries of Internet Capital Group, Inc.

23.1	Consent of KPMG LLP regarding Internet Capital Group, Inc.

31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Security Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2006	INTERNET CAPITAL GROUP, INC.

	By:	/s/ R. KIRK MORGAN

	Name:	R. Kirk Morgan
	Title:	Chief Financial Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities set forth above.

Signature	Title

/s/ WALTER W. BUCKLEY, III	Chief Executive Officer, President and Chairman of the Board

Walter W. Buckley, III	of Directors (Principal Executive Officer)

/s/ R. KIRK MORGAN	Chief Financial Officer

R. Kirk Morgan	(Principal Financial and Accounting Officer)

/s/ DAVID J. BERKMAN	Director

David J. Berkman

/s/ THOMAS A. DECKER	Director

Thomas A. Decker

/s/ DAVID K. DOWNES	Director

David K. Downes

/s/ THOMAS P. GERRITY	Director

Thomas P. Gerrity

/s/ ROBERT E. KEITH, JR.	Director

Robert E. Keith, Jr.

/s/ WARREN V. MUSSER	Director

Warren V. Musser

/s/ PHILIP J. RINGO	Director

Philip J. Ringo

/s/ MICHAEL D. ZISMAN	Director

Michael D. Zisman

Exhibit Number	Document
2.1	Agreement of Merger dated February 2, 1999 between Internet Capital Group, L.L.C. and Internet Capital Group, Inc. (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-1 filed by the Company on May 11, 1999 (Registration No. 333-78193) (the “IPO Registration Statement”)).

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form 8-A filed by the Company on August 4, 1999 (Registration No. 000-26989) (the “8-A Registration Statement”)).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 2.2 to the 8-A Registration Statement).

3.3	Certificate of Amendment of Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “10-K Annual Report for 2002”)).

3.4	Second Amendment of Restated Certificate of Incorporation of Internet Capital Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

4.1	Specimen Certificate for Internet Capital Group’s Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “10-K Annual Report for 2004”)).

4.2	Form of 5% Senior Convertible Notes due 2009 of Internet Capital Group, Inc. (“Senior Convertible Notes”) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 1, 2004).

4.2.1	Amendment No. 1 to Senior Convertible Notes. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 27, 2005).

4.2.2	Amendment No. 2 to Senior Convertible Notes. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 27, 2005).

4.3	Rights Agreement, dated as of November 22, 2000, between Internet Capital Group, Inc. and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, which includes as Exhibit B thereto the Form of Rights Certificate, incorporated by reference to Exhibit 1.1 to Internet Capital Group, Inc.’s Registration Statement on Form 8-A, dated December 1, 2000 (incorporated by reference to the Company’s Current Report on Form 8-K filed December 1, 2000 (File No. 0-26929)).

10.1	Internet Capital Group, Inc. 1999 Equity Compensation Plan as Amended and Restated July 25, 2001 (the “Internet Capital Group, Inc. 1999 Equity Compensation Plan”) (incorporated by reference to Exhibit 10.1.4 to the Company’s Annual Report on Form 10-K filed on April 1, 2002 (the “10-K Annual Report for 2001”)).

10.1.1	Amendment No. 1 to the Internet Capital Group, Inc. 1999 Equity Compensation Plan (incorporated by reference to Exhibit 10.1.2 to the Company’s 10-K Annual Report for 2002).

10.1.2	Amendment No. 2 to the Internet Capital Group, Inc. 1999 Equity Compensation Plan (incorporated by reference to Exhibit 10.1.3 to the Company’s 10-K Annual Report for 2002).

Exhibit Number	Document
10.1.3	Amendment No. 3 to the Internet Capital Group, Inc. 1999 Equity Compensation Plan (incorporated by reference to Exhibit 10.1.3 to the Company’s 10-K Annual Report for 2004).

10.2	Internet Capital Group, Inc. Executive Deferred Compensation Plan, amended and restated effective September 1, 2002 (incorporated by reference to Exhibit 10.2.2 to the Company’s 10-K Annual Report for 2002).

10.3	Logistics.com, Inc. 2001 Equity Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company’s 10-K Annual Report for 2002).

10.3.1	Amendment No. 1 to the Logistics.com, Inc. 2001 Equity Compensation Plan (incorporated by reference to Exhibit 10.3.1 to the Company’s 10-K Annual Report for 2002).

10.4	Internet Capital Group, L.L.C. Membership Profit Interest Plan (incorporated by reference to Exhibit 10.3 to the IPO Registration Statement).

10.5	Internet Capital Group, Inc. 2005 Equity Compensation Plan (incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement filed on April 28, 2005).

10.6	Letter of Credit Agreement dated as of September 30, 2002, by and between Comerica Bank-California and Internet Capital Group, Inc., ICG Holdings, Inc. and Internet Capital Group Operations, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.6.1	First Amendment to Letter of Credit Agreement dated as of October 20, 2003 by and between Comerica Bank, Internet Capital Group, Inc., ICG Holdings, Inc. and Internet Capital Group Operations, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2003).

10.6.2	Second Amendment to Letter of Credit Agreement dated as of December 15, 2004 by and between Comerica Bank, ICG Holdings, Inc. and Internet Capital Group, Inc. (incorporated by reference to Exhibit 10.14.2 to the Company’s 10-K Annual Report for 2004).

10.16.3	Third Amendment to Letter of Credit Agreement dated as of December 15, 2005 by and between Comerica Bank, ICG Holdings, Inc. and Internet Capital Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 15, 2005).

10.7	Form of Promissory Note (Option Loan) by and between Internet Capital Group Operations, Inc. and certain of its officers (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.18	Form of Share Pledge Agreement by and between Internet Capital Group Operations, Inc. and certain of its officers (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.9	Form of Promissory Note (Tax Loan) by and between Internet Capital Group Operations, Inc. and certain of its officers (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

Exhibit Number	Document
10.10	Agreement of Lease between FV Office Partners, L.P. and Internet Capital Group Operations, Inc. dated June 30, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2003).

10.10.1	First Amendment to Lease between FV Office Partners, L.P. and Internet Capital Group Operations, Inc. dated November 20, 2003 (incorporated by reference to Exhibit 10.37 to the Company’s 10-K Annual Report for 2003).

10.11	Employment Agreement among Internet Capital Group Operations, Inc., Walter W. Buckley, III and Internet Capital Group, Inc. dated as of March 9, 2004 (incorporated by reference to Exhibit 10.40 to the Company’s 10-K Annual Report for 2003).

10.12	Securities Purchase Agreement dated as of March 31, 2004, by and among Internet Capital Group, Inc. and the investors listed on the Schedule of Buyers attached as Schedule I thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 1, 2004).

10.13	Registration Rights Agreement dated as of April 8, 2004 by and among Internet Capital Group, Inc. and the investors listed on the Schedule of Buyers attached as Schedule I thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 1, 2004).

10.14	Independent Contractor Agreement by and between Internet Capital Group Operations, Inc., Wayne Strategy Consultants, Inc. and Dr. Michael D. Zisman dated August 17, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.14.1	First Amendment to Independent Contractor Agreement dated January 18, 2005 by and among Internet Capital Group Operations, Inc., Wayne Strategy Consultants, Inc. and Dr. Michael Zisman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 19, 2004).

10.15	Internet Capital Group, Inc. Non-Management Director Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 3, 2005).

10.16	Internet Capital Group, Inc. Deferred Stock Unit Program as amended and restated effective as of January 1, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 15, 2005).

10.17	Form of Restricted Stock Grant Without Performance Acceleration (incorporated by reference to Exhibit 10.32 to the Company’s 10-K Annual Report for 2004).

10.18	Form of Restricted Stock Grant With Performance Acceleration (incorporated by reference to Exhibit 10.33 to the Company’s 10-K Annual Report for 2004).

10.19	Form of Stock Option Grant Without Performance Acceleration (incorporated by reference to Exhibit 10.34 to the Company’s 10-K Annual Report for 2004).

10.20	Form of Stock Option Grant With Performance Acceleration (incorporated by reference to Exhibit 10.35 to the Company’s 10-K Annual Report for 2004).

Exhibit Number	Document
10.21	Form of Non-Employee Director Initial Stock Option Grant (incorporated by reference to Exhibit 10.36 to the Company’s 10-K Annual Report for 2004).

10.22	Form of Non-Employee Director Annual Stock Option Grant (incorporated by reference to Exhibit 10.37 to the Company’s 10-K Annual Report for 2004).

10.23	Internet Capital Group Specimen Stock Units Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 26, 2005).

10.24	Internet Capital Group Specimen Stock Appreciation Rights Certificate (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 28, 2005).

10.25	Letter Agreement dated July 28, 2005 between Internet Capital Group and Anthony P. Dolanski (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 28, 2005).

10.26	Form of Restrictive Covenant Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 28, 2005).

10.27	Note Purchase Agreement dated October 25, 2005, by and among the Company, Langley Partners, L.P., Bear Stearns Securities Corp. Custodian for Jeffrey Thorp IRA Rollover, JMG Capital Partners, LP and JMG Triton Offshore Fund, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 27, 2005).

10.28	Letter Agreement dated February 21, 2006 between Internet Capital Group, Inc. and R. Kirk Morgan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 22, 2006).

10.29	2005 Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 3, 2005).

10.30	2006 Bonus Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 28, 2006).

10.31	Letter Agreement dated December 16, 2005 by and between ICG Holdings, Inc. and Credit Suisse First Boston Capital LLC.

10.32	Letter Agreement dated July 28, 2005 between Internet Capital Group and Douglas Alexander.

11.1	Statement Regarding Computation of Per Share Earnings (included herein at Note 2-“Significant Accounting Policies” in the subsection “Net Income (Loss) Per Share” to the Consolidated Financial Statements and Note 17-“Net Income (Loss) Per Share” to the Consolidated Financial Statements).

21.1	Subsidiaries of Internet Capital Group, Inc.

23.1	Consent of KPMG LLP regarding Internet Capital Group, Inc.

31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Document
31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.