Form 10-Q
period 2006-03-31
INTERNET CAPITAL GROUP INC
filed 2006-05-10
CIK 1085621

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended March 31, 2006
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐  No  ☑
The number of shares of the Company’s Common Stock outstanding as of May 1, 2006 was 39,177,195 shares.

INTERNET CAPITAL GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
INDEX
PART I – FINANCIAL INFORMATION
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
INTERNET CAPITAL GROUP, INC.
CORE PARTNER COMPANIES AS OF MARCH 31, 2006
Consolidated
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
Equity
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
Vcommerce, Inc. (“Vcommerce”)
Vcommerce provides on-demand commerce and fulfillment solutions for multi-channel retailers and direct-to-consumer companies of all types. Vcommerce offers turn-key solutions and customized features that allow customers to rely on Vcommerce for some or all of their e-commerce functions, from hosting an entire e-commerce site to supporting back-end functions such as managing drop-ship suppliers. As a complete solution, Vcommerce enables retailers, distributors and manufacturers to merchandise products, accept orders from customers, authorize and settle credit card transactions, ship products directly to the consumer, handle returns and manage customer service through the Vcommerce platform with minimal operating overhead and no IT infrastructure. Vcommerce generates revenue primarily through usage-based transaction. For some customers, Vcommerce acts as supplier of record but does not hold inventory.

PART I – FINANCIAL INFORMATION
ITEM 1. Financial Statements
INTERNET CAPITAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(unaudited)
	(in thousands, except per share data)
Assets
Current Assets
Cash and cash equivalents	$139,380	$142,659
Restricted cash	249	253
Short term investments	—	5,000
Accounts receivable, net of allowance ($650-2006; $599-2005)	9,964	9,480
Prepaid expenses and other current assets	5,771	15,399
Assets held for sale	—	9,038

Total Current Assets	155,364	181,829
Marketable securities	67,433	63,425
Fixed assets, net	2,336	1,886
Ownership interests in Partner Companies	83,769	71,453
Goodwill	20,859	20,383
Intangibles, net	2,716	3,407
Other	3,735	4,149

Total Assets	$336,212	$346,532

Liabilities and Stockholders’ Equity
Current Liabilities
Current portion of senior convertible notes	$3,500	$—
Current maturities of other long-term debt	970	1,117
Accounts payable	6,241	6,181
Accrued expenses	9,758	9,552
Accrued compensation and benefits	3,354	7,141
Deferred revenue	12,257	11,190
Liabilities held for sale	—	8,760

Total Current Liabilities	36,080	43,941
Senior convertible notes	33,500	37,000
Other long-term debt	4,255	4,294
Long-term deferred revenue	1,024	1,490
Other liabilities	838	640
Minority interest	2,852	2,922

	78,549	90,287

Stockholders’ Equity
Preferred stock $0.01 par value; 10,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value; 2,000,000 shares authorized, 39,167 (2006) and 39,314 (2005) issued and outstanding	39	39
Additional paid in capital	3,531,279	3,535,646
Accumulated deficit	(3,337,626)	(3,332,719)
Unamortized deferred compensation	—	(6,684)
Notes receivable-stockholders	(300)	(300)
Accumulated other comprehensive income	64,271	60,263

Total Stockholders’ Equity	257,663	256,245

Total Liabilities and Stockholders’ Equity	$336,212	$346,532

See accompanying notes to Consolidated Financial Statements.

INTERNET CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2006	2005
	(in thousands, except per share data)
Revenue	$15,893	$11,891

Operating expenses
Cost of revenue	9,232	6,152
Selling, general and administrative	10,307	9,445
Research and development	2,431	3,150
Amortization of intangibles	557	572
Impairment related and other	93	11

Total operating expenses	22,620	19,330

	(6,727)	(7,439)
Other income (loss), net	98	5,056
Interest income	2,532	475
Interest expense	(654)	(910)

Income (loss) before income taxes, minority interest and equity loss	(4,751)	(2,818)
Income tax (expense) benefit	643	—
Minority interest	(64)	680
Equity loss	(736)	(475)

Income (loss) from continuing operations	(4,908)	(2,613)
Income (loss) on discontinued operations	—	(505)

Net income (loss)	$(4,908)	$(3,118)

Basic and diluted income (loss) per share:
Income (loss) from continuing operations	$(0.13)	$(0.07)
Income (loss) on discontinued operations	—	(0.01)

	$(0.13)	$(0.08)

Shares used in computation of basic and diluted income (loss) per share	37,401	37,012

See accompanying notes to Consolidated Financial Statements.

INTERNET CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Operating Activities
Net income (loss)	$(4,908)	$(3,118)
Adjustments to reconcile net loss to cash used in operating activities
(Income) loss from discontinued operations	—	505
Depreciation and amortization	949	932
Impairment related and other	93	11
Stock-based compensation	2,114	398
Equity loss	736	475
Other (income) loss	(98)	(5,088)
Minority interest	64	(680)
Changes in assets and liabilities, net of effect of acquisitions:
Restricted cash	14	51
Accounts receivable, net	(395)	3,369
Prepaid expenses and other assets	8,165	321
Accounts payable	154	(3,247)
Accrued expenses	(4,475)	(2,355)
Deferred revenue	391	165
Other liabilities	266	526
Cash flows from operating activities of discontinued operations	—	(1,412)

Cash provided by (used) in operating activities	3,070	(9,147)

Investing Activities
Capital expenditures, net	(848)	(232)
Purchases of short-term investments	—	(4,922)
Proceeds of short-term investments	5,000	28,454
Proceeds from sales of marketable securities	306	4,400
Proceeds from sales of Partner Company ownership interests	124	883
Acquisitions of ownership interests in Partner Companies, net	(12,925)	(947)
Increase in cash due to consolidation of Partner Companies	—	610
Cash flows from investing activities of discontinued operations	—	—

Cash provided by (used in) investing activities	(8,343)	28,246

Financing Activities
Long term debt and capital lease obligations	(193)	(78)
Repayment of loans to employees/stockholders	2,151	—
Cash flows from financing activities of discontinued operations	—	—

Cash provided by (used in) financing activities	1,958	(78)
Net increase (decrease) in Cash and Cash Equivalents	(3,315)	19,021
Effect of exchange rates on cash	36	25
Cash and Cash Equivalents at beginning of period	142,659	31,586

Cash and Cash Equivalents at March 31,	139,380	50,632
Less Cash and Cash Equivalents of discontinued operations at March 31,	—	1,281

Cash and Cash Equivalents of continuing operations at the end of period	$139,380	$49,351

See accompanying notes to Consolidated Financial Statements.

INTERNET CAPITAL GROUP, ING.
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
2. Significant Accounting Policies
Basis of Presentation
The accompanying Consolidated Financial Statements are unaudited and, in the opinion of management, include all adjustments consisting only of normal and recurring adjustments necessary for a fair presentation of the results for these interim periods. These Consolidated Financial Statements should be read in connection with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of the results of operations expected for the full year.
The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. The Consolidated Financial Statements also include the following majority-owned subsidiaries for all or a portion of the periods indicated, each of which has been consolidated since the date the Company acquired majority voting control (collectively, the “Consolidated Subsidiaries”):

Three Months Ended March 31,
2006	2005
ICG Commerce	ICG Commerce
Investor Force	Investor Force
StarCite (1)	CommerceQuest (2)

(1) StarCite became a consolidated Partner Company on June 8, 2005.
(2) In October 2005, CommerceQuest, a consolidated Partner Company, was acquired by Metastorm in exchange for an equity interest in Metastorm. Beginning October 1, 2005, Metastorm was accounted for as an equity method Partner Company.
The Consolidated Balance Sheets include the following majority-owned subsidiaries at March 31, 2006 and December 31, 2005:
ICG Commerce
Investor Force
StarCite

INTERNET CAPITAL GROUP, ING.
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
Although the Company’s ownership percentage in GoIndustry exceeded 50% at December 31, 2005, the Company did not consolidate its financial statements due to the existence of certain minority voting rights in accordance with Emerging Issues Task Force (“EITF”) No. 96-16, “Investor’s Accounting for an Investee When an Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights.” At March 31, 2006, the Company owned 37% of GoIndustry (See Note 4).
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

INTERNET CAPITAL GROUP, ING.
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

INTERNET CAPITAL GROUP, ING.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. Significant Accounting Policies – (Continued)
Restricted Cash
The Company considers cash that is legally restricted and cash that is held as a compensating balance for letter of credit arrangements as restricted cash. At March 31, 2006 and December 31, 2005, restricted cash was held primarily in money market accounts. Long-term restricted cash of $0.7 million at March 31, 2006 and December 31, 2005 is included in “Other” assets on the Company’s Consolidated Balance Sheets.

INTERNET CAPITAL GROUP, ING.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. Significant Accounting Policies – (Continued)
Short-term Investments
Short-term investments are debt securities, principally commercial paper and certificates of deposit, maturing in less than one year, are classified as available for sale and are recorded at market value using the specific identification method. Short-term investments consisted of $5.0 million in certificates of deposit at December 31, 2005. All of the short-term investments outstanding at December 31, 2005 matured in 2006.

INTERNET CAPITAL GROUP, ING.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. Significant Accounting Policies – (Continued)
Concentration of Customer Base and Credit Risk
Approximately 9% and 16% of the Company’s revenue for the three months ended March 31, 2006 and 2005, related to a single customer of ICG Commerce. Accounts receivable from this customer at March 31, 2006 and December 31, 2005 were $1.4 million and $1.1 million, respectively.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation. The impact of these changes is not material and did not affect net loss.

INTERNET CAPITAL GROUP, ING.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Equity Based Compensation
Incentive or non-qualified equity compensation may be granted to Company employees, directors and consultants under the 2005 Omnibus Equity Compensation Plan (the “2005 Equity Plan”), the Membership Profit Interest Plan (the “MPI Plan”), the 1999 Equity Compensation Plan (the “1999 Plan”) and the LGO Corporation 2001 Equity Compensation Plan (f/k/a Logistics.com 2001 Equity Compensation Plan) (the “LGO Plan,” together with the 2005 Equity Plan, MPI Plan and the 1999 Plan, the “Plans”). Generally, the grants vest over a two to five year period and expire eight to ten years after the date of grant. At March 31, 2006, the Company reserved approximately 397,983 shares of common stock under the Plans, for possible future issuance. Most Partner Companies also maintain their own equity compensation plans.
Prior to 2006, the Company accounted for stock-based compensation to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Under APB 25, no stock-based compensation expense was recognized on stock options granted to employees or directors, as the exercise price was equal to the market price of the stock on the date of grant.
Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), requiring the Company to recognize compensation expense based on the fair value of our stock-based awards. The Company elected the modified prospective transition method as permitted by SFAS No. 123R. Accordingly, results from prior periods have not been restated. Under this transition method, stock-based compensation expense for the three months ended March 31, 2006 includes:
(a)  compensation expense for all stock-based awards granted prior to January 1, 2006, but not yet vested, based on the grant date fair value previously estimated in accordance with the original provisions of SFAS No. 123, and
(b)  compensation expense for all stock-based awards granted, modified or settled subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.
Upon the adoption of SFAS No. 123R, the unamortized deferred compensation balance of $6.7 million was reclassified into additional paid-in capital. Consistent with past practice under the disclosure requirements of SFAS No. 123, the Company has elected to recognize compensation expense for stock option awards issued to employees and directors on a straight-line basis over the requisite service period of the award. To satisfy the exercise of options, stock appreciation rights or to issue new restricted stock, the Company normally issues new shares rather than purchase shares on the open market.
Total stock based compensation for the three months ended March 31, 2006 is $2.1 million and is included in “Selling, general and administrative” on the Company’s Statements of Operations.

INTERNET CAPITAL GROUP, ING.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Equity Based Compensation – (Continued)
Pursuant to the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” the following table illustrates the effect on the Company’s net income (loss) and net income (loss) per share as if the fair value based method had been applied to all outstanding and unvested equity awards for the three months ended March 31, 2005:

Three Months ended
March 31, 2005
(in thousands, except
per share data)
Net income (loss), as reported	$(3,118)
Stock-based employee compensation expense included in reported net income (loss)	404
Total stock-based employee compensation expense determined under fair-value-based method for all awards	(1,597)

Pro forma net income (loss)	$(4,311)

Net income (loss) per basic share, as reported	$(0.08)
Pro forma net income (loss) per basic share	$(0.12)
In July 2005 and December 2005, the Company issued 3,600,500 and 5,000 stock appreciation rights (“SARs”), respectively. The fair value of each SAR was estimated on the date of the grant using the Black-Scholes option-pricing model. During the three months ended March 31, 2006, the Company recognized $1.1 million of stock-based compensation related to SARs. The SARs vest primarily over four years. The per share weighted-average fair value of SARs issued by the Company during the three months ended March 31, 2006 was $5.79 per share. Unrecognized stock-based compensation of $14.0 million is expected to be recognized over a weighted-average period of 3.3 years related to these SARs.

Changes in SARs for the three months ended March 31, 2006 were as follows:

		Weighted
		Average
	SARs	Grant Price
Issued and unvested at December 31, 2005	3,605,500	$7.34
SARs Granted	137,600	$9.50

Issued and unvested at March 31, 2006	3,743,100	$7.42

			Weighted Average
	SARs	SARs	Remaining Contract Life	Aggregate Intrinsic
Grant Price	Outstanding	Vested	(in years)	Value
$7.34	3,600,500	—	9.3	$7,489,040
$8.14 — $9.50	142,600	—	9.8	6,400

	3,743,100	—		$7,495,440

During the three months ended March 31, 2006, the Company recognized $0.2 million of stock-based compensation related to stock options. The fair value of each stock option was estimated on the date of the grant using the Black-Scholes option-pricing model. The weighted-average grant date fair value of stock options issued by the Company during the three months ended March 31, 2005 was $5.16 per share.

Changes in stock options for the three months ended March 31, 2006 were as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at December 31, 2005	726,887	$37.24
Options cancelled/forfeited	(37,498)	$34.90

Outstanding at March 31, 2006	689,389	$37.37

INTERNET CAPITAL GROUP, ING.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Equity Based Compensation – (Continued)
The following table summarizes information about stock options outstanding at March 31, 2006:

			Weighted Average
	Shares	Shares	RemainingContractual Life	Aggregate Intrinsic
Exercise Price	Outstanding	Exercisable	(in Years)	Value
$4.59 — $8.00	137,224	98,342	7.0	$574,503
$8.01 — $12.00	186,233	166,735	6.8	$102,774
$12.01 — $20.00	127,199	125,375	5.4	$—
$20.01 — $2,210.00	238,733	238,728	4.7	$—

	689,389	629,180		$677,277

At March 31, 2006 and December 31, 2005, there were 629,180 and 634,948 options exercisable at a weighted-average exercise price of $40.28 and $41.62 per share, respectively. Unrecognized stock-based compensation of $0.5 million is expected to be recognized over a weighted-average period of 11 months.
The following assumptions were used to determine the fair value of stock options and SARs granted to employees by the Company for the three months ended March 31, 2006 and 2005:

	2006	2005
Expected volatility	60%	70%
Expected term	6.25 years	6.25 years
Risk-free interest rate	4.55%	3.91%
Dividend yield	0.0%	0.0%
The Company also included its share of its Partner Companies’ SFAS No. 123 pro forma expense in the Company’s SFAS No. 123 pro forma expense. The method used by the Partner Companies included the minimum value method for private Partner Companies.
During the three months ended March 31, 2006, the Company issued 37,520 shares of restricted stock. Changes in restricted stock for the three months ended March 31, 2006 are shown in the following table:

		Weighted Average	Weighted Average
		Grant Date	Remaining Contract
	Shares	Fair Value	Term
Issued and unvested, January 1, 2006	1,133,065	$7.15	2.7 years
Granted	37,520	$9.50	2.9 years
Vested	(23,863)	$7.20	—

Issued and unvested, March 31, 2006	1,146,722	$7.23	2.7 years

Recipients of restricted stock did not pay any cash consideration to the Company for the shares, have the right to vote all shares subject to the grant and receive all dividends with respect to the shares, whether or not the shares have vested. The 2004, 2005 and 2006 restricted stock grants were valued at $4.4 million, $6.0 million and $0.4 million, respectively and are being amortized over the vesting period. The 2006 restricted stock grants primarily vest 33% in 2006 and ratably 33% each November through 2008. The 2005 restricted stock grant vested 25% in 2005 and ratably 25% per year each November through 2008. The 2004 restricted stock grant generally vests ratably over four years with acceleration provisions based on certain operating metrics. Stock-based compensation expense for the three months ended March 31, 2006 and 2005 related to restricted stock was $0.7 million and $0.3 million, respectively.
As of March 31, 2006, there was $6.3 million of unrecognized stock-based compensation related to unvested restricted stock awards that is expected to be recognized over a weighted-average period of 2.7 years.

INTERNET CAPITAL GROUP, ING.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Equity Based Compensation – (Continued)
During the three months ended March 31, 2006, the Company issued deferred stock units (“DSUs”) to the Company’s non-management directors valued at $0.2 million. Changes in DSUs for the three months ended March 31, 2006 is shown in the following table:

		Weighted Average
		Grant Date	Weighted Average
	DSUs	Fair Value	Remaining Contract Term
Issued and unvested, January 1, 2006	74,062	$7.34	1 month
Granted	31,128	$8.90	10 months
Vested	(83,690)	$7.44	—

Issued and unvested, March 31, 2006	21,500	$9.20	10 months

The Company issues quarterly compensation payments to non-management directors for Board service that directors can elect to receive in whole or in part in the form of DSUs in lieu of cash under the Internet Capital Group, Inc. Director Deferred Stock Unit Program. The DSUs are issued at a 25% discount. The Company records expense when these DSUs are issued. Compensation expense related to these DSUs was $0.2 million for the three months ended March 31, 2006. As of March 31, 2006, there was $0.1 million of unrecognized stock-based compensation related to unvested DSU awards that is expected to be recognized over a weighted-average period of 10 months.
The loans to a former employee, which were modified in 2001, matured in February 2006. The remaining principal and interest on this employee’s loans totaled $13.6 million at maturity, of which $2.2 million was recourse. At maturity, the recourse portion of the loan was collected. $2.0 million was applied to the principal portion of the tax loan (plus accrued interest) with the balance of $0.2 million applied to additional paid-in capital and the Company foreclosed on the 215,000 shares of Company common stock securing the non-recourse portion.
4. Ownership interests in Partner Companies, Goodwill and Intangibles, net
The following table summarizes the Company’s goodwill, other intangibles, and ownership interests in Partner Companies.

	March 31,	December 31,
	2006	2005
	(in thousands)
Goodwill	$20,859	$20,383

Intangibles, net	$2,716	$3,407

Ownership interests in Partner Companies – Equity Method	$79,933	$67,617
Ownership interests in Partner Companies – Cost Method	3,836	3,836

	$83,769	$71,453

As of March 31, 2006 and December 31, 2005, all of the Company’s goodwill was allocated to the Core segment, as defined in Note 8 herein.

INTERNET CAPITAL GROUP, ING.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. Ownership Interests in Partner Companies, Goodwill and Intangibles, net – (Continued)
Intangibles, net are shown in the tables below:

		As of March 31, 2006
		(in thousands)
	Useful	Gross Carrying	Accumulated	Net Carrying
Intangible Assets	Life	Amount	Amortization	Amount
Technology	1.5-5 years	$18,111	$(17,532)	$579
Customer lists	3 years	2,599	(641)	1,958
Trade name	Indefinite	179	—	179

		$20,889	$(18,173)	$2,716

		As of December 31, 2005
		(in thousands)
	Useful	Gross Carrying	Accumulated	Net Carrying
Intangible Assets	Life	Amount	Amortization	Amount
Technology	1.5-5 years	$18,105	$(17,229)	$876
Customer lists	3 years	2,599	(247)	2,352
Trade name	Indefinite	179	—	179

		$20,883	$(17,476)	$3,407

Amortization expense for intangible assets during the three months ended March 31, 2006 and 2005 was $0.6 million and $0.6 million, respectively. Estimated amortization expense for the fiscal year ending December 31, 2006 and succeeding fiscal years is as follows (in thousands):

2006 (remainder)	$1,170
2007	1,168
2008	199

$2,537

Acquisitions
During 2005, the Company acquired majority ownership positions in two Partner Companies, Investor Force (January 2005) and StarCite (June 2005), which were accounted for under the purchase method of accounting. The purchase price, including the carrying value of the ownership interest for Partner Companies previously accounted for under the equity method, has been allocated to the assets and the liabilities based upon their fair values at the date of the acquisition. The assets and liabilities for these acquisitions were allocated as follows:

	Investor Force	StarCite
	(in thousands)
Net Assets Acquired:
Goodwill	$2,589	$2,102
Customer base	—	2,513
Technology	11	75
Trade name	—	179
Other net assets (liabilities)	(670)	(1,659)

	$1,930	$3,210

INTERNET CAPITAL GROUP, ING.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. Ownership Interests in Partner Companies, Goodwill and Intangibles, net – (Continued)
Following is unaudited selected pro forma financial information had the Company consolidated StarCite for the three months ended March 31, 2005. Revenue, net income (loss) and net income (loss) per basic and diluted share would have been $15.5 million, $(3.2) million and $(0.09) per share, respectively. Investor Force was consolidated beginning January 1, 2005.
Equity Method Companies
The following unaudited summarized financial information relates to the Company’s Partner Companies accounted for under the equity method of accounting at March 31, 2006.
This information has been compiled from the financial statements of the respective Partner Companies.
Balance Sheets (Unaudited)

	As of March 31, 2006
		Other
	Core (1)	Holdings(2)	Total
	(in thousands)
Cash, cash equivalents and short-term investments	$41,225	$6,242	$47,467
Other current assets	29,563	24,319	53,882
Other non-current assets	66,040	45,527	111,567

Total assets	$136,828	$76,088	$212,916

Current liabilities	$44,322	$31,236	$75,558
Non-current liabilities	110	8,735	8,845
Long-term debt	8,189	5,808	13,997
Stockholders’ equity	84,207	30,309	114,516

Total liabilities and stockholders’ equity	$136,828	$76,088	$212,916

Total carrying value	$79,151	$782	$79,933

(1)	Includes (voting ownership): CreditTrade (27%), Freeborders (33%), Marketron (38%), Metastorm (41%) Vcommerce (36%) and WhiteFence (39%).

(2)	Includes ComputerJobs.com, Inc. (“Computer Jobs”) (46%), eCredit.com, Inc. (“eCredit”) (29%) and GoIndustry plc (“GoIndustry”) (37%).

INTERNET CAPITAL GROUP, ING.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. Ownership Interests in Partner Companies, Goodwill and Intangibles, net – (Continued)

	As of December 31, 2005
		Other
	Core (3)	Holdings(4)	Total
	(in thousands)
Cash, cash equivalents and short-term investments	$42,633	$8,525	$51,158
Other current assets	28,657	26,121	54,778
Other non-current assets	65,010	54,419	119,429

Total assets	$136,300	$89,065	$225,365

Current liabilities	$50,514	$38,712	$89,226
Non-current liabilities	274	1,714	1,988
Long-term debt	5,129	14,147	19,276
Stockholders’equity	80,383	34,492	114,875

Total liabilities and stockholders’ equity	$136,300	$89,065	$225,365

Total carrying value	$66,678	$939	$67,617

(3)	Includes (voting ownership): CreditTrade (27%), Freeborders (33%), Marketron (38%), Metastorm (41%) and WhiteFence (39%).

(4)	Includes ComputerJobs (46%), eCredit (29%) and GoIndustry (54%).
Results of Operations (Unaudited)

	Three Months Ended March 31, 2006
		Other
	Core (5)	Holdings (6)	Total
	(in thousands)
Revenue	$34,084	$16,100	$50,184

Net income (loss)	$(1,819)	$(2,976)	$(4,795)

Total equity income (loss)	$(579)	$(157)	$(736)

(5)	Includes CreditTrade, Freeborders, Marketron, Metastorm and Whitefence.

(6)	Includes ComputerJobs, eCredit and GoIndustry.

	Three Months Ended March 31, 2005
		Other	Dispositions/
	Core (7)	Holdings(8)	Other (9)	Total
	(in thousands)
Revenue	$26,759	$10,351	$15,184	$52,294

Net income (loss)	$(616)	$(1,984)	$1,536	$(1,064)

Total equity income (loss)	$(495)	$(680)	$700	$(475)

(7)	Includes CreditTrade, Freeborders, Marketron and StarCite.

(8)	Includes ComputerJobs, eCredit and GoIndustry.

(9)	Includes primarily Co-nect and LinkShare.

INTERNET CAPITAL GROUP, ING.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. Ownership Interests in Partner Companies, Goodwill and Intangibles, net – (Continued)
Other Equity Company Information
During 2005, the Company’s share of the net loss of GoIndustry exceeded the Company’s carrying value of GoIndustry. Accordingly, the Company recorded equity loss to the extent of carrying value. As the Company’s carrying value of GoIndustry is zero at March 31, 2006, no additional equity loss relating to GoIndustry will be recorded by the Company unless the Company funds, commits to fund or guarantees obligations of GoIndustry. Additionally, no equity income will be recorded by the Company until such equity income equals the amount of its share of losses not previously recognized.
In January 2006, GoIndustry, through a reverse merger, listed its securities on the AIM Exchange of the London Stock Exchange and became a publicly-traded Partner Company. The Company holds 69,177,300 shares of GoIndustry common stock valued at approximately $22.0 million as of March 31, 2006 and may receive an additional 11,964,602 shares of GoIndustry common stock as contingent consideration in respect of the reverse merger. The Company is restricted from selling shares of GoIndustry until January 4, 2007.
Warrants
At March 31, 2006 and December 31, 2005, the estimated fair value of warrants owned by the Company was approximately $1.5 million and $1.8 million, respectively, and is included in “Other assets” in the Company’s Consolidated Balance Sheets. The Company recorded losses related to the decrease in the fair value of outstanding warrants of $0.3 million in the three months ended March 31, 2006. These losses are included in “Other income (loss), net” on the Company’s Consolidated Statements of Operations (See Note 11). In April 2006, the Company exercised 78,737 warrants of Traffic.com, Inc. (“Traffic.com”) in a cashless transaction for 70,843 shares of Traffic.com.
5. Marketable Securities
Marketable securities represent the Company’s holdings in equity securities. The cost, unrealized holding gains/(losses), and fair value of marketable securities at March 31, 2006 and December 31, 2005 were as follows:

			Unrealized
	Common Shares		Holding
	Owned	Cost	Gains/(Losses)	Fair Value
	(in thousands, except shares)
March 31, 2006
Blackboard	2,187,060	$3,162	$59,250	$62,412
Traffic.com	595,058	—	4,969	4,969
Other		—	52	52

		$3,162	$64,271	$67,433

December 31, 2005
Blackboard	2,187,060	$3,162	$60,219	$63,381
Other		—	44	44

		$3,162	$60,263	$63,425

INTERNET CAPITAL GROUP, ING.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5. Marketable Securities – (Continued)
During the three months ended March 31, 2005, the Company sold 263,000 shares of Blackboard and received proceeds of $4.3 million. The gains on the Blackboard sales are reflected in “Other income (loss), net” in the Company’s Consolidated Statements of Operations.
The amounts reflected as the Company’s cost for Blackboard and Traffic.com include the Company’s carrying value on the date these Partner Companies converted to marketable securities and the value of warrants exercised.
On January 25, 2006, Traffic.com completed an initial public offering of its common stock. The Company received $0.3 million in February 2006 upon the sale of 27,141 shares related to Traffic.com’s underwriter over-allotment exercise. Pursuant to the terms of a lockup agreement, the Company is restricted from selling the remaining shares prior to July 24, 2006. After the exercise of the Company’s warrants to purchase common stock of Traffic.com in April 2006 (See Note 4), the Company owns 665,901 shares of common stock of Traffic.com.
In February 2006, the Company entered into a cashless collar contract to hedge 500,000 shares of its holdings of Blackboard common stock. Based on the terms of the contract, the cashless collar contract and related shares will be worth a minimum of $11.2 million, or $22.4419 per share, and a maximum of $27.7 million, or $55.4982 per share, at maturity in March 2010. The contract limits the Company’s exposure to and benefits from price fluctuations in the underlying equity securities. The fair value of the Blackboard cashless collar contract was not material at March 31, 2006.
6. Debt
Senior Convertible Notes
In early May 2006, the Company repurchased $3.5 million of face value of its senior convertible notes for $4.3 million in cash. The Company expects to record a $0.8 million loss on the repurchase (including the acceleration of deferred financing fees) during the three months ended June 30, 2006 related to this transaction. As of May 9, 2006, the amount of senior convertible notes outstanding is $33.5 million.
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

INTERNET CAPITAL GROUP, ING.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6. Debt – (Continued)
The Company recorded interest expense of $0.5 million and $0.7 million for the three months ended March 31, 2006 and 2005, respectively related to these notes, including $0.1 million related to the amortization of deferred financing fees in each period. Included in “Other assets” in the accompanying Consolidated Balance Sheets at March 31, 2006 and December 31, 2005 were $0.6 million and $0.7 million, respectively, of deferred financing fees.
Other Long-Term Debt
At March 31, 2006, StarCite has other debt of $3.1 million which primarily consists of notes payable of $3.0 million that bears interest at an annual rate of 6.0% and mature in May 2009.
At March 31, 2006, ICG Commerce has other debt of $1.8 million, of which $0.8 million is due within the next twelve months, which primarily consists of a note payable that bears interest at an annual rate of 5.0%.
Other long-term debt repayments of $1.0 million, $0.7 million, $0.5 million and $3.0 million are due for the remainder of 2006 and 2007, 2008, 2009, respectively.
Loan and Credit Agreements
On September 30, 2002, the Company entered into a loan agreement with Comerica Bank to provide for the issuance of letters of credit (the “Loan Agreement”). The Loan Agreement provided for issuances of letters of credit up to $20 million subject to a cash-secured borrowing base as defined by the Loan Agreement. The Loan Agreement was reduced to $10 million in 2004. In December 2005, the Loan Agreement was extended to December 14, 2006. Issuance fees of 0.50% per annum of the face amount of each letter of credit will be paid to Comerica Bank subsequent to issuance. The Loan Agreement also is subject to a 0.25% per annum unused commitment fee payable to the bank quarterly. No amounts were outstanding at March 31, 2006 and December 31, 2005.
7. Discontinued Operations
In 2005, ICG Commerce entered into an agreement to sell its German subsidiary for nominal consideration. The Company recorded a loss of $2.3 million on this transaction in 2005. The sale closed in January 2006. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” this subsidiary has been treated as discontinued operations. Accordingly, the operating results of this discontinued operation has been presented separately from continuing operations and is included in the line item “Income (loss) on discontinued operations, net” in the Company’s Consolidated Statements of Operations.
ICG Commerce’s German subsidiary had revenues of $2.5 million for the three months ended March 31, 2005. The Company’s share of net losses for ICG Commerce’s German subsidiary was $0.5 million for the three months ended March 31, 2005.

INTERNET CAPITAL GROUP, ING.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8. Segment Information
The Company’s reportable segments using the “management approach” under SFAS No. 131, “Disclosure About Segments of a Business Enterprise and Related Information,” consist of two operating segments, the Core (“Core”) operating segment and the Other Holdings (“Other Holdings”) operating segment. Each segment includes the results of the Company’s Consolidated Partner Companies and records the Company’s share of earnings and losses of Partner Companies accounted for under the equity method of accounting and captures the Company’s basis in the assets of all of its partner companies. Any marketable securities related to publicly traded Partner Companies are considered “Corporate” assets whereas, prior to becoming marketable securities, the Partner Company would have been included in the Core or Other Holdings category.
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
Segment Information
(in thousands)

				Reconciling Items
				Discontinued
		Other	Total	Operations and				Consolidated
	Core	Holdings	Segment	Dispositions	Corporate	Other		Results
Three Months Ended March 31, 2006
Revenues	$15,893	$—	$15,893	$—	$—	$—		$15,893
Net income (loss)	$(2,009)	$(157)	$(2,166)	—	$(3,456)	$714	*	$(4,908)
Assets	$135,460	$4,626	$140,086	$—	$196,126	$—		$336,212
Capital Expenditures	$(842)	$—	$(842)	$—	$(6)	$—		$(848)

Three Months Ended March 31, 2005
Revenues	$11,891	$—	$11,891	$—	$—	$—		$11,891
Net income (loss)	$(4,479)	$(680)	$(5,159)	$195	$(4,021)	$5,867	*	$(3,118)
Assets	$115,361	$6,890	$122,251	$27,483	$126,222	$—		$275,956
Capital Expenditures	$(170)	$—	$(170)	$—	$(62)	$—		$(232)

	Three Months Ended
	March 31,
*	2006	2005
Other income (loss) (Note 11)	$135	$5,187
Taxes	643	—
Minority interest	(64)	680

	$714	$5,867

INTERNET CAPITAL GROUP, ING.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9. Parent Company Financial Information
Parent company financial information is provided to present the financial position and results of operations of the Company and its wholly-owned subsidiaries as if the Partner Companies accounted for under the consolidation method of accounting were accounted for under the equity method of accounting for all applicable periods presented. The Company’s share of the consolidated Partner Companies’ losses is included in “Equity loss” in the Parent Company Statements of Operations for all periods presented based on the Company’s ownership percentage in each period. The carrying value of the consolidated companies as of March 31, 2006 and December 31, 2005 is included in “Ownership interests in Partner Companies” in the Parent Company Balance Sheets.
Parent Company Balance Sheets

	As of March 31, 2006	As of December 31, 2005
	(in thousands)
Assets
Cash and cash equivalents	$122,957	$129,555
Other current assets	4,205	14,226

Current assets	127,162	143,781
Ownership interests in Partner Companies	107,228	94,639
Marketable securities	67,434	63,425
Other	2,436	2,815

Total assets	$304,260	$304,660

Liabilities and stockholders’ equity
Current portion of senior convertible notes	$3,500	$—
Current liabilities	9,597	11,415
Senior convertible notes	33,500	37,000
Stockholders’ equity	257,663	256,245

Total liabilities and stockholders’ equity	$304,260	$304,660

Parent Company Statements of Operations

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Revenue	$—	$—
Operating expenses
General and administrative	5,253	3,574

Total operating expenses	5,253	3,574

	(5,253)	(3,574)
Other income (loss), net	135	5,187
Interest income (expense), net	1,797	(447)

Income (loss) before income taxes and equity loss	(3,321)	1,166

Income tax benefit (expense)	643	—
Equity loss	(2,230)	(4,284)

Net income (loss)	$(4,908)	$(3,118)

INTERNET CAPITAL GROUP, ING.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9. Parent Company Financial Information – (Continued)
Parent Company Statements of Cash Flows

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Operating Activities
Net income (loss)	$(4,908)	$(3,118)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	37	26
Stock-based compensation	2,100	398
Equity loss	2,230	4,284
Other (income) loss	(135)	(5,187)
Changes in assets and liabilities, net of effect of acquisitions:
Prepaid expenses and other assets	8,567	570
Accounts payable	(104)	4
Accrued expenses	(2,285)	(1,269)

Cash provided by (used in) operating activities	5,502	(4,292)
Investing Activities
Capital expenditures, net	(6)	(62)
Proceeds from sales of marketable securities	306	4,400
Proceeds from sales of ownership interests in Partner Companies	124	883
Acquisitions of ownership interests in Partner Companies, net	(14,675)	(3,527)
Purchase of short-term investments	—	28,454
Proceeds from maturities of short-term investments	—	(4,922)

Cash provided by (used in) investing activities	(14,251)	25,226
Financing Activities
Repayment of loans from former employees	2,151	—

Cash provided by (used in) financing activities	2,151	—

Net increase (decrease) in cash and cash equivalents	(6,598)	20,934
Cash and cash equivalents at beginning of period	129,555	9,345

Cash and cash equivalents at end of period	$122,957	$30,279

10. Income Taxes
At December 31, 2005, an income tax receivable of $8.4 million was included in “Prepaid expenses and other current assets” on the Company’s December 31, 2005 Consolidated Balance Sheets. The Company received approximately $8.1 million during the three months ended March 31, 2006, the remaining $0.3 has been applied to the Company’s obligation to pay interest on the portion of the taxable gain from the sale of Linkshare, related to the escrow, that has been deferred to 2006. This interest is being amortized ratably over 2006.
The Company recorded a tax benefit of $0.6 million for the three months ended March 31, 2006 related to the operating loss for that period. This benefit will be realized either through a carryback to 2005 or to offset future taxable income.
Excluding the loss for the three months ended March 31, 2006, the Company had federal net operating loss carry forwards of approximately $422 million that may be used to offset future taxable income. The Company also had capital loss carry forwards of approximately $763 million that may be used to offset future capital gains. The net operating loss carry forwards, as well as certain other deferred tax assets, are subject to significant limitations on their utilization due to ownership changes experienced by the Company and certain consolidated Partner Companies. The annual limitation on the utilization of net operating loss carry forwards is approximately $13 million. These carry forwards expire between 2014 and 2023, and the capital loss carry forwards expire between 2006 and 2010. Additional limitations on the utilization of these carry forwards may be imposed if the Company experiences another change in ownership.
A valuation allowance has been provided for the Company’s net deferred tax asset, excluding the loss for the three months ended March 31, 2006, as the Company believes, after evaluating all positive and negative evidence, historical and prospective, that it is more likely than not that these benefits will not be realized.

INTERNET CAPITAL GROUP, ING.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11. Other Income (Loss)
Other Income (Loss), net
Other income (loss), net consists of the effect of transactions and other events relating to the Company’s ownership interests in its Partner Companies and its operations in general.

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Sales/distributions of ownership interests in Partner Companies	$124	$375
Realized gains on marketable securities (Note 4)	306	4,330
Gain (loss) on warrants (Note 4)	(295)	482

	$135	$5,187
Total other income (loss) for Consolidated Partner Companies	(37)	(131)

	$98	$5,056

In September 2005, the Company sold its ownership interest in LinkShare Corporation (“LinkShare”) for approximately $150.1 million in net consideration. The Company received $135.4 million in 2005, $0.4 million in February 2006 and recorded a gain of $118.8 million in 2005. The residual $14.3 million is being held in escrow until September 2006 and will result in additional gain to the extent received.
12. Commitments and Contingencies
The Company records accruals for contingencies when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted periodically as assessments change or additional information becomes available.
On December 20, 2002, the Company was named as a defendant in an action filed in the United States District Court for the District of Maine. The plaintiffs include former stockholders of Animated Images, one of the Company’s former partner companies. In addition to the Company, the complaint also named Freeborders, a current partner company, as a defendant, as well as four individual defendants, including former officers of the Company and former Animated Images and Freeborders directors. The complaint generally alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and Section 5(a) of the Securities Act of 1933, fraud, breach of contract, breach of fiduciary duty and civil conspiracy, among other claims, in connection with the merger of Animated Images into Freeborders. In support of these claims, the plaintiffs allege, among other things, that the defendants misrepresented the value of the stock of Freeborders, resulting in plaintiffs’ having received less consideration in the merger than that to which they believe they were entitled. In July 2003, the Court granted defendants’ motion to stay the litigation pending arbitration in California of plaintiffs’ claims against Freeborders. In an effort to avoid such arbitration, plaintiffs moved to dismiss Freeborders from the litigation in March 2004. The Court granted this motion and thereafter, plaintiffs filed a motion to compel arbitration of their claims against the Company and certain other defendants. The Court granted plaintiffs’ motion on October 1, 2004, and further ordered a stay of the plaintiffs’ non-arbitrable claims against two individual defendants. Plaintiffs dismissed their claims against one of the individual defendants, a former Animated Images director. The Company and one of the remaining individual defendants have asserted counterclaims in the arbitration. The plaintiffs and the defendants are in settlement discussions. Included in “Accrued expenses” on the Company’s March 31, 2006 Consolidated Balance Sheets is approximately $2.6 million in anticipated settlement costs and legal fees related to this claim. Included in “Prepaid expenses and other current assets” on the Company’s March 31, 2006 Consolidated Balance Sheets is approximately $1.1 million of estimated reimbursement from insurance carriers as part of an anticipated settlement.
The Company and its consolidated subsidiaries are involved in other various claims and legal actions arising in the ordinary course of business. In the opinion of management, the amount of the ultimate liability with respect to these actions will not materially affect the financial position, results of operations or cash flows of the Company and its subsidiaries.

INTERNET CAPITAL GROUP, ING.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
13. Net Income (Loss) per Share
     The calculations of net income (loss) per share were:

	Three Months Ended March 31,
	2006	2005
	(in thousands, except per share data)
Basic and Diluted:
Income (loss) from continuing operations	$(4,908)	$(2,613)
Income (loss) on discontinued operations	—	(505)

Net income (loss)	$(4,908)	$(3,118)

Basic and Diluted:
Income (loss) from continuing operations per share	$(0.13)	$(0.07)
Income (loss) on discontinued operations per share	—	(0.01)

Net income (loss) per share	$(0.13)	$(0.08)

Basic weighted average common shares outstanding	37,401	37,012

The following dilutive securities were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive:

		Weighted Average
	Shares	price per share
Three Months Ended March 31, 2006
Stock options	689,389	$37.37
Stock options (exercised with partial recourse loans)	539,135	$41.70
Warrants	21,950	$46.47
SARs	3,743,100	$7.42
Senior convertible notes	4,062,362	$9.11
Restricted stock	1,146,722	$—
Deferred stock units	21,500	$—

Three Months Ended March 31, 2005
Stock options	777,016	$36.82
Stock options (exercised with partial recourse loans)	756,128	$41.70
Restricted stock	603,987	$—
Senior convertible notes	6,587,621	$9.11
Warrants	26,521	$189.27
14 . Comprehensive Income (Loss)
Comprehensive income (loss) is the change in equity of a business enterprise during a period resulting from transactions and other events and circumstances from non-owner sources. Excluding net loss, the Company’s primary source of comprehensive loss is net unrealized holding gains (losses) related to its marketable securities. The following summarizes the components of comprehensive loss:

	Three Months Ended March 31,
	2006	2005
	(Unaudited)
	(in thousands)
Net loss	$(4,908)	$(3,118)
Other comprehensive income (loss):
Unrealized holding gains in marketable securities	4,315	3,743
Reclassification adjustments/realized net gains on marketable securities	(306)	(4,330)
Other accumulated other comprehensive income	—	73

Comprehensive loss	$(899)	$(3,632)

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
Because we own significant interests in information technology, on demand software and e-commerce companies, many of which have generated net losses, we have experienced, and expect to continue to experience, significant volatility in our quarterly results. While many of our partner companies have consistently reported losses, we have recorded net income in certain periods and experienced significant volatility from period-to-period due to infrequently occurring transactions and other events relating to our ownership interests in partner companies. These transactions and events are described in more detail in our Notes to Consolidated Financial Statements and include dispositions of, and changes to, our partner company ownership interests, dispositions of our holdings of marketable securities and debt repurchases or debt-for-equity exchanges.
Liquidity and Capital Resources
The following table summarizes our and our consolidated subsidiaries’ cash and cash equivalents, restricted cash, short-term investments, marketable securities and senior convertible notes:

	March 31, 2006			December 31, 2005
		Consolidated			Consolidated
	Corporate	Subsidiaries	Total	Corporate	Subsidiaries	Total
	(in thousands)
Cash and cash equivalents	$122,957	$16,423	$139,380	$129,555	$13,104	$142,659
Restricted Cash (1)	—	249	249	—	253	253
Short-term investments	—	—	—	—	5,000	5,000

	$122,957	$16,672	$139,629	$129,555	$18,357	$147,912

Marketable securities	$67,433	$—	$67,433	$63,425	$—	$63,425

Senior convertible notes due April 2009(2)	$(37,000)	$—	$(37,000)	$(37,000)	$—	$(37,000)

(1)	Restricted cash at March 31, 2006 and December 31, 2005 does not include $696 of long-term restricted cash included in “Other” assets on the Company’s Consolidated balance sheets.

(2)	In May 2006, we repurchased $3.5 million of principal amount of the senior convertible notes due April 2009 for $4.3 million in cash. The remaining principal balance at May 9, 2006 totals $33.5 million.
We believe existing cash, cash equivalents and short-term investments and proceeds from the potential sales of all or a portion of our interests in certain marketable securities and partner companies to be sufficient to fund our cash requirements for the foreseeable future, including future commitments to partner companies, debt obligations and general operations requirements. At March 31, 2006, as well as the date of this filing, we were not obligated for any significant funding and guarantee commitments to existing partner companies. We will continue to evaluate acquisition opportunities and may acquire additional ownership interests in new and existing partner companies in the next twelve months; however, such acquisitions will generally be made at our discretion.
Consolidated working capital decreased by $18.6 million from December 31, 2005 to March 31, 2006 primarily due to acquisitions of ownership interest in new and existing partner companies.

Summary of Statements of Cash Flows

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Cash provided by (used in) operating activities	$3,070	$(9,147)
Cash provided by (used in) investing activities	$(8,343)	$28,246
Cash provided by (used in) financing activities	$1,958	$(78)
The improvement in cash provided by (used in) operating activities from 2005 to 2006 is the primary result of the receipt of a refund in 2006 of $8.1 million in estimated 2005 federal income taxes which were paid by the Company in the fourth quarter of 2005.
The reduction in cash provided by (used in) investing activities from 2005 to 2006 is the result of net acquisition ownership interests in partner companies in 2006 versus the sale of marketable securities in 2005.
The improvement in cash provided by (used in) financing activities from 2005 to 2006 is primarily the result of the repayment of stockholder loans in 2006.
We and our consolidated subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. We do not expect the ultimate liability with respect to these actions will materially affect our financial position or cash flows.
Contractual Cash Obligations and Commercial Commitments
We had no material changes to contractual cash obligations and commercial commitments for the three months ended March 31, 2006.
Off-Balance Sheet Arrangements
We are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Our Partner Companies
As of March 31, 2006, we owned interests in 21 partner companies that are categorized below based on segment and method of accounting.

CORE PARTNER COMPANIES (%Voting Interest)
Consolidated	Equity	Cost
ICG Commerce (76%)	CreditTrade (27%)
Investor Force (80%)	Freeborders (33%)
StarCite (61%)	Marketron (38%)
Metastorm (41%)
Vcommerce (36%)
WhiteFence (39%)

OTHER HOLDINGS COMPANIES (%Voting Interest)
Consolidated	Equity	Cost
	ComputerJobs.com (46%)	Anthem Ventures Fund, L.P. (9%)
	eCredit (29%)	Blackboard (1)
	GoIndustry (37%) (3)	Captive Capital Corporation (5%)
Emptoris, Inc. (5%)
Entegrity Solutions (2%)
FoodLink Online LLC (“Foodlink Online”) (13%)
Jamcracker, Inc. (2%)
Tibersoft Corporation (5%)
Traffic.com (2)

(1)	As of May 1, 2006, we own 2,187,060 shares of Blackboard (NASDAQ:BBBB) (see “Note 5 - Marketable Securities” to Consolidated Financial Statements.)

(2)	As of May 1, 2006, we own 665,901 shares of Traffic.com (NASDAQ:TRFC) (see “Note 5 - Marketable Securities” to Consolidated Financial Statements.)

(3)	As of May 1, 2006, we own 69,177,300 shares of GoIndustry or 37% of the voting securities. GoIndustry’s common stock is traded on the AIM exchange of the London Stock Exchange under ticker symbol GOI. See “Note 4 – Ownership Interests in Partner Companies, Goodwill and Intangibles, net.”)
Results of Operations
The following summarizes the unaudited selected financial information related to our segments. Each segment includes the results of our consolidated partner companies and records our share of the earnings and losses of partner companies accounted for under the equity method of accounting. The partner companies included within the segments for the three months ended March 31, 2006 and 2005 are consistently the same 19 partner companies. Additionally, our new partner companies Vcommerce and WhiteFence are included in the Core segment from the date of their respective acquisitions. The method of accounting for any particular partner company may change based on our ownership interest.
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

Segment Information
(in thousands)
				Reconciling Items
				Discontinued
		Other	Total	Operations and			Consolidated
	Core	Holdings	Segment	Dispositions	Corporate	Other	Results
For The Three Months Ended March 31, 2006
Revenues	$15,893	$—	$15,893	$—	$—	$—	$15,893
Net income (loss)	$(2,009)	$(157)	$(2,166)	$—	$(3,456)	$714	$(4,908)

For The Three Months Ended March 31, 2005
Revenues	$11,891	$—	$11,891	$—	$—	$—	$11,891
Net income (loss)	$(4,479)	$(680)	$(5,159)	$195	$(4,021)	$5,867	$(3,118)
For the Three Months Ended March 31, 2006 vs. 2005
Results of Operations — Core Companies
The following presentation of our Results of Operations – Core Companies includes the results of our consolidated Core partner companies and our share of the results of our equity method Core partner companies.

	Three Months Ended March 31,
Selected data:	2006	2005
	(in thousands)
Revenue	$15,893	$11,891

Cost of revenue	(9,232)	(6,152)
Selling, general and administrative	(5,054)	(5,871)
Research and development	(2,431)	(3,150)
Amortization of intangibles	(557)	(572)
Impairment related and other	(93)	(11)

Operating expenses	(17,367)	(15,756)

Interest and other	44	(119)
Equity loss	(579)	(495)

Net loss	(2,009)	$(4,479)

Revenue
Revenue increased $4.0 million from $11.9 million in 2005 to $15.9 million in 2006. The primary driver of the revenue increase is increased revenue at ICG Commerce and the consolidation of StarCite in the second half of 2005 offset by a decrease in revenues due to the deconsolidation of CommerceQuest which occurred in October 2005.
Operating Expenses
Operating expenses increased $1.6 million from $15.8 million in 2005 to $17.4 million in 2006. The primary driver of the operating expense increase is the consolidation of StarCite in the second half of 2005 and increased operating expenses at ICG Commerce offset by reduced operating expenses due to the deconsolidation of CommerceQuest which occurred in October 2005.

Equity Loss
A portion of our net results from our Core companies is derived from those partner companies in which we hold a substantial minority ownership interest. Our share of the income or losses of these companies is recorded in our Consolidated Statement of Operations under “Equity loss.”
The total revenue of our Core equity method partner companies improved from $26.8 million in the three months ended March 31, 2005 to $34.1 million in 2006. The improvements are primarily the result of increased revenue at our Core equity method companies involved with offshore IT outsourcing, as well as new acquisitions offset by companies involved with credit derivatives.
Our Core equity method companies reported aggregate net loss in the three months ended March 31, 2006 of $(1.8) million compared to $(0.6) million in the three months ended March 31, 2005. Results for the 2006 period declined versus the 2005 period primarily due to the WhiteFence acquisition and higher spending levels in the current period to deliver product, services and sales. Accordingly, our share of the net income and net losses of Core companies increased to a loss of $(0.6) million in 2006 from $(0.5) million in 2005.
Results of Operations – Other Holdings Companies
The following presentation of our Results of Operations – Other Holdings Companies includes the results of our consolidated Other Holdings partner companies and our share of the results of our equity method Other Holdings partner companies.

	Three Months Ended March 31,
Selected data:	2006	2005
	(in thousands)
Revenue	$—	$—
Operating expenses	—	—
Interest and other	—	—
Equity loss	(157)	(680)

Net loss	$(157)	$(680)

Equity loss decreased in 2006 versus 2005 primarily due to the decrease in our share of the net loss of GoIndustry in 2006 versus 2005. Our share of GoIndustry’s net loss decreased due to our basis in GoIndustry being reduced to zero in the fourth quarter of 2005 and remaining at zero at March 31, 2006 and December 31, 2005. As a result, we will not record our share of GoIndustry’s results until such time as our share of income equals the unrecorded losses or we fund GoIndustry. Other partner companies in addition to GoIndustry, with a zero or near zero carrying value, may continue to incur losses that may not have an impact on our 2006 reported earnings.

Results of Operations – Reconciling Items
Discontinued Operations and Dispositions
The following is a summary of the components included in “Discontinued Operations and Dispositions,” a reconciling item for segment reporting purposes:

	Three Months
	Ended March 31,
	2006	2005
	(in thousands)
Loss on discontinued operations	$—	$(505)
Equity income (loss) of partner companies sold/disposed of	—	700

Net income (loss)	$—	$195

In 2005, ICG Commerce entered into an agreement to sell its German subsidiary for nominal consideration. In accordance with SFAS No. 144, this operation has been treated as a discontinued operation. Accordingly, the operating results of this discontinued operation was presented separately from continuing operations and includes the loss recognized on disposition. See Note 7 to our Consolidated Financial Statements.
The impact to our consolidated results of equity method partner companies we have sold or disposed of our ownership interest in or have ceased operations during 2005 or 2006, is also included in the caption “Dispositions” for segment reporting purposes. The $0.7 million of income in 2005 relates to LinkShare which was sold in September 2005.
Corporate

	Three Months Ended March 31,
	2006	2005
	(in thousands)
General and administrative	$(5,253)	$(3,574)
Interest income (expense), net	1,797	(447)

Net loss	$(3,456)	$(4,021)

General and Administrative
Our general and administrative expenses increased $1.7 million for 2006 versus 2005 primarily due to an increase in stock-based compensation due to the issuance of restricted stock and SARs in 2005 and the adoption of SFAS No. 123R.
Interest Income/Expense
The improvement in our interest income (expense), net is attributable to an increase in the average cash balance (as a result of the LinkShare sale proceeds) and interest rates during the same period.

Other

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Other income (loss) (Note 11)	$135	$5,187
Income tax benefit (expense)	643	—
Minority interest	(64)	680

Net income (loss)	$714	$5,867

Other Income (Loss), Net
Other income (Loss), net was income of $0.7 million in 2006 versus $5.9 million in 2005. The income in 2005 is primarily the result of gains on the sales of marketable securities.
Income Tax
Our net deferred tax asset of $617 million at December 31, 2005 consists of deferred tax assets of $638 million, relating primarily to partner company basis differences, capital and net operating loss carry forwards, offset by deferred tax liabilities of $21 million primarily related to unrealized appreciation in available for sale securities. During 2001, we recorded a full valuation allowance against our net deferred tax assets that was maintained through December 31, 2005. (See Note 10 to our Consolidated Financial Statements).
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to our interests in our partner companies, marketable securities, revenues, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

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
CommerceQuest was a consolidated company through September 30, 2005, at which time it was acquired by Metastorm and became an equity method company. CommerceQuest recognized revenue from software license fees and services. CommerceQuest sold its software direct to end users, as well as through resellers. Fees from licenses were recognized as revenue upon contract execution, provided all delivery obligations had been met, fees were fixed or determinable, collection was probable, and vendor-specific objective evidence existed for the undelivered elements of the arrangement. Maintenance revenue was recognized ratably over the term of the maintenance contract. Consulting and training revenue was recognized when the services were performed. Implementation fees, which did not relate to software license fees including start-up fees, were deferred and generally recognized as revenue over the term of the arrangement.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to equity price risks on the marketable portion of our equity securities. Our public holdings at March 31, 2006 include equity positions in companies in the technology industry sector, including Blackboard, GoIndustry and Traffic.com, many of which have experienced significant historical volatility in their stock prices. A 20% adverse change in equity prices, based on a sensitivity analysis of our public holdings as of March 31, 2006, would result in an approximate $17.9 million decrease in the fair value of our public holdings.
Cash and cash equivalents, accounts receivable and accounts payable are carried at cost which approximates fair value due to the short-term maturity of these instruments. Short-term investments and marketable securities are carried at fair value. Our senior convertible notes had a fair value of approximately $45.5 million at March 31, 2006 versus a carrying value of $37.0 million. Fair value of our senior convertible notes is determined by obtaining thinly traded market quotes as well as a repurchase of the senior convertible notes in May 2006.
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
ITEM 4. Controls and Procedures
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

PART II – OTHER INFORMATION
ITEM 1. Legal Proceedings
In May and June 2001, certain of the Company’s present directors, along with the Company, certain of its former directors, certain of its present and former officers and its underwriters, were named as defendants in nine class action complaints filed in the United States District Court for the Southern District of New York. The plaintiffs and the alleged classes they seek to represent include present and former stockholders of the Company. The complaints generally allege violations of Sections 11 and 12 of the Securities Act of 1933 and Rule 10b-5 promulgated under the Securities Exchange Act of 1934, based on, among other things, the dissemination of statements allegedly containing material misstatements and/or omissions concerning the commissions received by the underwriters of the initial public offering and follow-on public offering of the Company as well as failure to disclose the existence of purported agreements by the underwriters with some of the purchasers in these offerings to buy additional shares of the Company’s stock subsequently in the open market at pre-determined prices above the initial offering prices. The plaintiffs seek for themselves and the alleged class members an award of damages and litigation costs and expenses. The claims in these cases have been consolidated for pre-trial purposes (together with claims against other issuers and underwriters) before one judge in the Southern District of New York federal court. In April 2002, a consolidated, amended complaint was filed against these defendants which generally alleges the same violations and also refers to alleged misstatements or omissions that relate to the recommendations regarding the Company’s stock by analysts employed by the underwriters. In June and July 2002, defendants, including the Company defendants, filed motions to dismiss plaintiffs’ complaints on numerous grounds. The Company’s motion was denied in its entirety in an opinion dated February 19, 2003. In July 2003, a committee of the Company’s Board of Directors approved a proposed settlement with the plaintiffs in this matter. The settlement would provide for, among other things, a release of the Company and of the individual defendants (who had been previously dismissed without prejudice) for the wrongful conduct alleged in the amended complaint. The Company would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. Any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurers. The complete terms of the proposed settlement is on file with the Court. The Court overseeing the litigation granted preliminary approval of the settlement in February 2005 subject to a change in the terms to bar cross-claims by defendant underwriters for contribution, but not for indemnification or otherwise. The parties to the settlement have agreed on revised language to effectuate the changes regarding contribution/indemnification claims requested by the Court and such language has been accepted by the Court. A final fairness hearing on the settlement was held on April 24, 2006. The Court has not yet ruled on the settlement.
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

ITEM 1A. Risk Factors
Forward-looking statements made with respect to our financial condition and results of operations and business in this Quarterly Report on Form 10-Q (“Report”) and those made from time to time by us through our senior management are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on our current expectations and projections about future events but are subject to known and unknown risks, uncertainties and assumptions about us and our partner companies that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.
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
As of May 9, 2006, approximately 3.7 million shares of our common stock could be sold into the public market if the holders of our senior convertible notes due April 2009 elect to convert such notes. The notes are convertible at the option of the holder at any time on or before maturity into shares of our common stock at a conversion price of $9.108 per share. The sale of a large number of shares of our common stock, or the perception that such sales could occur, could materially and adversely affect the market price of our common stock and could impair our ability to obtain capital through an offering of equity securities.
Fluctuation in the price of the common stock of our publicly-traded partner companies may affect the price of our common stock.
Currently, Blackboard, GoIndustry and Traffic.com are our publicly-traded partner companies. Fluctuations in the price of Blackboard’s, GoIndustry’s and Traffic.com’s and other future publicly-traded partner companies’ common stock are likely to affect the price of our common stock. The price of our publicly-traded partner companies common stock has been highly volatile. As of March 31, 2006, the market value of the Company’s interest in our publicly-traded partner companies was $89.4 million. The results of operations, and accordingly the price of the common stock, of Blackboard and Traffic.com may be adversely affected by the risk factors in their SEC filings, which are publicly available at www.sec.gov.
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
Of our $336.2 million in total assets as of March 31, 2006, $83.8 million, or 24.9% consisted of ownership interests in our private partner companies accounted for under the equity and cost methods of accounting.

The carrying value of our partner company ownership interests includes our original acquisition cost, the effect of accounting for certain of our partner companies under the equity method of accounting and the effect of impairment charges recorded for the decrease in value of certain partner companies. The carrying value of our partner companies will be impaired and decrease if one or more of our partner companies do not succeed. This decline would likely affect the price of our common stock. As of March 31, 2006, the value of our publicly-traded partner companies was $67.4 million and reflected as “Marketable Securities” in our Consolidated Financial Statements. A decline in the market value of our publicly-traded partner companies will likely cause a decline in the price of our common stock.
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
During the three months ended March 31, 2006 and 2005, approximately 9% and 16%, respectively, of our consolidated revenue relates to single customers. If our partner companies are not able to retain significant customers, such partner companies and our results of operation and financial position could be adversely affected.
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
Our accounting estimates with respect to the useful life and ultimate recoverability of our carrying basis, including goodwill, in our partner companies could change in the near term and the effect of such changes on the financial statements could be significant. In the first quarter of 2000, we announced several significant acquisitions that were financed principally with shares of our stock and based on the price of our stock at that time, that were valued in excess of $1.0 billion. Based on our periodic review of our partner company holdings, we have recorded cumulative impairment charges of $1.7 billion to write off certain partner company holdings, primarily in 2000, 2001 and 2002. As of March 31, 2006, our recorded amount of carrying basis including goodwill is not impaired, although we cannot assure that our future results will confirm this assessment. We performed our latest annual impairment test during the fourth quarter of 2005 and we will perform our next annual impairment test in the fourth quarter of 2006. In October 2005, in conjunction with the CommerceQuest and Metastorm merger, we reevaluated our carrying value of CommerceQuest goodwill as of September 30, 2005 and recorded a goodwill impairment charge of $1.8 million and a $0.9 million intangible asset charge related to CommerceQuest during the quarter ended September 30, 2005. It is possible that a significant write-down or write-off of partner company carrying basis, including goodwill, may be required in the future, or that a significant loss will be recorded in the future upon the sale of a partner company. A write-down or write-off of this type could cause a decline in the price of our common stock.
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
In April 2004, we issued $60.0 million of senior convertible notes due in April 2009, $37.0 million of which was outstanding at March 31, 2006 and $33.5 million of which is outstanding as of May 9, 2006. This indebtedness may make it more difficult to obtain additional financing and may inhibit our ability to pursue needed or favorable opportunities.
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
ITEM 3 Defaults Upon Senior Securities
None.
ITEM 4. Submission of Matters to a Vote of Security Holders
None.
ITEM 5. Other Information
None.

ITEM 6. Exhibits
The exhibits required by this Item are listed under Item 14(c).
Exhibit Index

Exhibit Number	Document

11.1	Statement Regarding Computation of Per Share Earnings (included herein at Note 13-“Net Income (Loss) per Share” to the Consolidated Financial Statements).

31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002. as amended.

32.2	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Security Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2006	INTERNET CAPITAL GROUP, INC.

By: /s/ R. KIRK MORGAN

Name: R. Kirk Morgan
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)