Form 10-Q
period 2006-06-30
INTERNET CAPITAL GROUP INC
filed 2006-08-09
CIK 1085621

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarter Ended June 30, 2006
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Company’s Common Stock outstanding as of August 1, 2006 was 39,093,018 shares.

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
Our internet website address is www.internetcapital.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed by us with the Securities and Exchange Commission ( the “SEC”) pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are accessible free of charge through our website as soon as reasonably practicable after we electronically file those documents with, or otherwise furnish them to, the SEC.

INTERNET CAPITAL GROUP, INC.
CORE PARTNER COMPANIES AS OF JUNE 30, 2006
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
Freeborders, Inc. (“Freeborders”)
Freeborders is a provider of technology solutions and outsourcing from China. Freeborders also provides product lifecycle management software and services to leading retailers and their suppliers, enabling brands to more effectively manage the increasing complexity of their supply chains. Freeborders solutions help drive profitable revenue growth, speed products to market, improve inventory management and maintain control, consistency and quality.
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
	(unaudited)
	(in thousands,
	except per share data)
Assets
Current Assets
Cash and cash equivalents	$122,525	$142,659
Restricted cash	325	253
Short term investments	—	5,000
Accounts receivable, net of allowance ($770-2006; $599-2005)	10,097	9,223
Prepaid expenses and other current assets	6,268	15,399
Assets held for sale	3,777	12,920

Total Current Assets	142,992	185,454
Marketable securities	67,384	63,425
Fixed assets, net	2,291	1,886
Ownership interests in Partner Companies	87,437	71,453
Goodwill	17,743	16,785
Intangibles, net	2,161	3,407
Other	2,491	4,122

Total Assets	$322,499	$346,532

Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of other long-term debt	$931	$1,113
Accounts payable	6,214	6,181
Accrued expenses	7,979	9,533
Accrued compensation and benefits	4,671	7,141
Deferred revenue	10,126	9,508
Liabilities held for sale	1,474	10,465

Total Current Liabilities	31,395	43,941
Senior convertible notes	26,590	37,000
Other long-term debt	4,135	4,407
Long-term deferred revenue	621	1,490
Other liabilities	598	640
Minority interest	2,456	2,809

	65,795	90,287

Stockholders’ Equity
Preferred stock $0.01 par value; 10,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value; 2,000,000 shares authorized, 39,085 (2006) and 39,314 (2005) issued and outstanding	39	39
Additional paid in capital	3,538,670	3,535,646
Accumulated deficit	(3,345,397)	(3,332,719)
Unamortized deferred compensation	—	(6,684)
Notes receivable-stockholders	(300)	(300)
Accumulated other comprehensive income	63,692	60,263

Total Stockholders’ Equity	256,704	256,245

Total Liabilities and Stockholders’ Equity	$322,499	$346,532

See accompanying notes to Consolidated Financial Statements.

INTERNET CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands, except per share data)
Revenue	$15,986	$9,769	$31,161	$20,884

Operating expenses
Cost of revenue	9,996	6,405	19,231	12,486
Selling, general and administrative	10,039	8,582	20,152	17,779
Research and development	2,465	2,888	4,896	6,044
Amortization of intangibles	558	366	1,115	937
Impairment related and other	32	(6)	125	5

Total operating expenses	23,090	18,235	45,519	37,251

	(7,104)	(8,466)	(14,358)	(16,367)
Other income (loss), net	(1,953)	9,880	(1,855)	14,936
Interest income	1,913	613	4,445	1,088
Interest expense	(579)	(857)	(1,233)	(1,767)

Income (loss) before income taxes, minority interest and equity loss	(7,723)	1,170	(13,001)	(2,110)
Income tax (expense) benefit	1,004	—	1,647	—
Minority interest	47	267	(17)	1,178
Equity loss	(1,737)	(477)	(2,473)	(952)

Income (loss) from continuing operations	(8,409)	960	(13,844)	(1,884)
Discontinued operations	639	116	1,166	(158)

Net income (loss)	$(7,770)	$1,076	$(12,678)	$(2,042)

Basic income (loss) per share:
Income (loss) from continuing operations	$(0.23)	$0.03	$(0.37)	$(0.05)
Discontinued operations	0.02	—	0.03	—

	$(0.21)	$0.03	$(0.34)	$(0.05)

Shares used in computation of basic income (loss) per share	37,470	37,040	37,436	37,026

Diluted income (loss) per share:
Income (loss) from continuing operations	$(0.23)	$0.04	$(0.37)	$(0.05)
Discontinued operations	0.02	—	0.03	—

	$(0.21)	$0.04	$(0.34)	$(0.05)

Shares used in computation of diluted income (loss) per share	37,470	43,784	37,436	37,026

INTERNET CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2006	2005
	(in thousands)
Operating Activities
Net income (loss)	$(12,678)	$(2,042)
Adjustments to reconcile net loss to cash used in operating activities
(Income) loss from discontinued operations	(1,166)	158
Depreciation and amortization	1,949	1,641
Impairment related and other	125	(113)
Stock-based compensation	4,045	763
Equity loss	2,473	952
Other (income) loss	1,855	(15,106)
Minority interest	17	(1,178)
Changes in assets and liabilities, net of effect of acquisitions:
Restricted cash	(72)	266
Accounts receivable, net	(890)	5,144
Prepaid expenses and other assets	7,273	17
Accounts payable	(125)	(4,342)
Accrued expenses	(4,462)	(4,994)
Deferred revenue	(111)	95
Other liabilities	278	661
Cash flows from operating activities of discontinued operations	1,040	(502)

Cash used in operating activities	(449)	(18,580)

Investing Activities
Capital expenditures, net	(1,242)	(448)
Purchases of short-term investments	—	(4,922)
Proceeds from short-term investments	5,000	38,326
Proceeds from sales of marketable securities	306	10,766
Proceeds from sales of Partner Company ownership interests	901	1,047
Acquisitions of ownership interests in Partner Companies	(13,824)	(5,647)
Increase in cash due to deconsolidation of Partner Companies	—	4,529
Cash flows from investing activities of discontinued operations	—	(11)

Cash provided by (used in) investing activities	(8,859)	43,640

Financing Activities
Repurchase of senior convertible notes	(12,768)	—
Long term debt and capital lease obligations, net	(44)	162
Repayment of long term debt and capitalized lease obligations	(230)	(261)
Repayment of loans to employees/stockholders	2,151	—
Cash flows from financing activities of discontinued operations	—	—

Cash used in financing activities	(10,891)	(99)
Net increase (decrease) in Cash and Cash Equivalents	(20,199)	24,961
Effect of exchange rates on cash	65	430
Cash and Cash Equivalents at beginning of period	142,659	31,586

Cash and Cash Equivalents at end of period	122,525	56,977
Less Cash and Cash Equivalents of discontinued operations at end of period	—	815

Cash and Cash Equivalents of continuing operations at the end of period	$122,525	$56,162

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
2. Significant Accounting Policies
Basis of Presentation
The accompanying Consolidated Financial Statements are unaudited and, in the opinion of management, include all adjustments consisting only of normal and recurring adjustments necessary for a fair presentation of the results for these interim periods. These Consolidated Financial Statements should be read in connection with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Results of operations for the three and six-month periods ended June 30, 2006 are not necessarily indicative of the results of operations expected for the full year.
The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. The Consolidated Financial Statements also include the following majority-owned subsidiaries for all or a portion of the periods indicated, each of which has been consolidated since the date the Company acquired majority voting control (collectively, the “Consolidated Subsidiaries”):

Three and Six Months Ended June 30,
2006	2005
ICG Commerce	ICG Commerce
Investor Force	Investor Force
StarCite(1)	CommerceQuest(2)

(1)	StarCite became a consolidated Partner Company on June 8, 2005.

(2)	In October 2005, CommerceQuest, Inc. (“CommerceQuest”), a consolidated Partner Company, was acquired by Metastorm in exchange for an equity interest in Metastorm. Beginning October 1, 2005, Metastorm was accounted for as an equity method Partner Company.
The Consolidated Balance Sheets include the following majority-owned subsidiaries at June 30, 2006 and December 31, 2005:

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
Although the Company’s ownership percentage in GoIndustry AG exceeded 50% at December 31, 2005, the Company did not consolidate its financial statements due to the existence of certain minority voting rights in accordance with Emerging Issues Task Force (“EITF”) No. 96-16, “Investor’s Accounting for an Investee When an Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights.” At June 30, 2006, the Company owned 35% of GoIndustry (see Note 4).
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
When a cost method Partner Company qualifies for use of the equity method, the Company’s interest is adjusted retroactively for its share of the past results of its operations. Therefore, prior losses could significantly decrease the Company’s carrying value at that time.
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
Short-term Investments
Short-term investments are debt securities, principally commercial paper and certificates of deposit, that mature in less than one year. Short-term investments are classified as available for sale and are recorded at market value using the specific identification method. Short-term investments consisted of $5.0 million in certificates of deposit at December 31, 2005. All of the short-term investments outstanding at December 31, 2005 matured in 2006.
Concentration of Customer Base and Credit Risk
Approximately 10% and 9% of the Company’s revenue for the three and six months ended June 30, 2006 and 18% and 17% of the Company’s revenue for the three and six months ended June 30, 2005, relates to a single customer of ICG Commerce. Accounts receivable from this customer at June 30, 2006 and December 31, 2005 were $1.0 million and $1.1 million, respectively.
Recent Accounting Pronouncement
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109” (“FIN 48”.) FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of applying the various provisions of FIN 48.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation. The impact of these changes is not material and did not affect net loss.
3. Equity Based Compensation
Incentive or non-qualified equity compensation may be granted to Company employees, directors and consultants under the 2005 Omnibus Equity Compensation Plan (the “2005 Equity Plan”), the Membership Profit Interest Plan (the “MPI Plan”), the 1999 Equity Compensation Plan (the “1999 Plan”) and the LGO Corporation 2001 Equity Compensation Plan (f/k/a Logistics.com 2001 Equity Compensation Plan) (the “LGO Plan,” together with the 2005 Equity Plan, MPI Plan and the 1999 Plan, the “Plans”). Generally, the grants under the Plans vest over a two to five year period and expire eight to ten years after the date of grant. At June 30, 2006, the Company reserved approximately 328,340 shares of common stock under the Plans, for possible future issuance. Most Partner Companies also maintain their own equity compensation plans.
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

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3.	Equity Based Compensation — (Continued)
Pursuant to the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” the following table illustrates the effect on the Company’s net income (loss) and net income (loss) per share as if the fair value based method had been applied to all outstanding and unvested equity awards for the three and six months ended June 30, 2005:

	Three Months ended	Six Months ended
	June 30, 2005	June 30, 2005
	(unaudited)
	(in thousands,
	except per share data)
Net income (loss), as reported	$1,076	$(2,042)
Stock-based employee compensation expense included in reported net income (loss)	359	763
Total stock-based employee compensation expense determined under fair-value-based method for all awards	(1,590)	(3,382)

Pro forma net income (loss)	$(155)	$(4,661)

Net income (loss) per basic share, as reported	$0.03	$(0.05)
Pro forma net income (loss) per basic share	$(0.00)	$(0.13)
Net income (loss) per diluted share, as reported	$0.04	$(0.05)
Pro forma net income (loss) per diluted share	$0.01	$(0.13)
Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which requires the Company to recognize compensation expense based on the fair value of our stock-based awards. The Company elected the modified prospective transition method as permitted by SFAS No. 123R. Accordingly, results from prior periods have not been restated. Under this transition method, stock-based compensation expense for the three and six months ended June 30, 2006 includes:
(a)	compensation expense for all stock-based awards granted prior to January 1, 2006, but not yet vested, based on the grant date fair value previously estimated in accordance with the original provisions of SFAS No. 12;, and

(b)	compensation expense for all stock-based awards granted, modified or settled subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.
Upon the adoption of SFAS No. 123R, the unamortized deferred compensation balance of $6.7 million was reclassified into additional paid-in capital. Consistent with past practice under the disclosure requirements of SFAS No. 123, the Company has elected to recognize compensation expense for stock option awards issued to employees and directors on a straight-line basis over the requisite service period of the award. To satisfy the exercise of options, stock appreciation rights or to issue new restricted stock, the Company issues new shares rather than purchase shares on the open market.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Equity Based Compensation — (Continued)
The following table is a summary of the Company’s stock-based compensation expense:

						Weighted
						Average Years
						Remaining of
					Unrecognized	stock-based
					Stock Based	compensation
					Compensation at	expense at
	Three months ended June 30,		Six months ended June 30,		June 30, 2006	June 30, 2006
	2006	2005	2006	2005
SARs	$1.1	$—	$2.2	$—	$13.1	3.1
Stock Options	$0.1	$—	$0.2	$—	$0.4	0.8
Restricted Stock	$0.6	$0.4	$1.3	$0.8	$5.6	2.2
DSUs	$0.1	$—	$0.3	$—	$0.1	0.7

Stock Based Compensation	$1.9	$0.4	$4.0	$0.8	$19.2

Stock Based Compensation is included in “Selling, General and Administrative” on the Company’s Consolidated Statements of Operations.
Stock Appreciation Rights and Stock Options
In 2005 and 2006, the Company issued stock appreciation rights (“SARs”) to certain employees. The Company granted SARs at a base price equal to the fair market value of its common stock on the date of grant, as determined by the most recent closing share price of the Company’s common stock prior to the Board of Directors meeting at which the grant was made, as reported on The Nasdaq Stock Market. Each SAR represents the right of the holder to receive, upon exercise of the SAR, shares of common stock equal to the amount by which the fair market value of a share of common stock on the date of exercise of the SAR exceeds the base price of the SAR. The fair value of each SAR was estimated on the date of the grant using the Black-Scholes option-pricing model. The SARs vest primarily over four years. The per share weighted-average fair value of SARs issued in 2005 was $4.43 per share. The per share weighted-average fair value of SARs issued by the Company during the three and six months ended June 30, 2006 was $5.04 per share and $5.59 per share, respectively.
Changes in SARs for the three and six months ended June 30, 2006 were as follows:

		Weighted	Weighted
		Average Grant	Average
	SARs	Price	Fair Value
Issued and unvested at December 31, 2005	3,605,500	$7.34	$4.43
SARs granted	137,600	$9.50	$5.79

Issued and unvested at March 31, 2006	3,743,100	$7.43	$4.49
SARs granted	50,000	$8.18	$5.04

Issued and unvested at June 30, 2006	3,793,100	$7.43	$4.49

			Weighted Average
			Remaining	Aggregate Intrinsic
			Contractual Life	Value of SARS
	SARs		of SARs Outstanding	Outstanding
Grant Price	Outstanding	SARs Vested	(in Years)	at June 30, 2006
$7.34	3,600,500	—	9.1	$5,976,830
$8.14 — $9.50	192,600	—	9.7	$45,300

	3,793,100	—		$6,022,130

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Equity Based Compensation — (Continued)
The fair value of each stock option was estimated on the date of the grant using the Black-Scholes option-pricing model. The weighted-average grant date fair value of stock options issued by the Company during the six months ended June 30, 2005 was $5.16 per share. The weighted-average grant date fair value of stock options issued by the Company during the three and six months ended June 30, 2006 was $5.74 per share.
Changes in stock options for the three and six months ended June 30, 2006 were as follows:

		Weighted	Weighted
		Average	Average
	Shares	Exercise Price	Fair Value
Outstanding at December 31, 2005	726,887	$37.24	$30.44
Options cancelled/forfeited	(37,498)	$34.90	$29.88

Outstanding at March 31, 2006	689,389	$37.37	$30.46
Options granted	250	$9.34	$5.74

Outstanding at June 30, 2006	689,639	$37.37	$30.46

The following table summarizes information about stock options outstanding at June 30, 2006:

			Weighted Average	Aggregate Intrinsic
			Remaining Contractual Life	Value of Shares
	Shares	Shares	of Shares Outstanding	Outstanding
Exercise Price	Outstanding	Exercisable	(in Years)	at June 30, 2006
$4.59 — $8.00	137,224	102,318	6.8	$516,869
$8.01 — $12.00	186,483	169,401	6.6	$34,321
$12.01 — $20.00	127,199	127,199	5.1	$—
$20.01 — $2,210.00	238,733	238,728	4.4	$—

	689,639	637,646		$551,190

At June 30, 2006 and December 31, 2005, there were 637,646 and 634,948 options exercisable at a weighted-average exercise price of $39.68 and $41.62 per share, respectively.
The following assumptions were used to determine the fair value of stock options and SARs granted to employees by the Company for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Expected Volatility	60%	60%	60%	60-70%
Expected term	6.25 years	6.25 years	6.25 years	6.25 years
Risk-free interest rate	4.92-5.10%	—	4.55-5.10%	3.91%
Dividend yield	0.0%	0.0%	0.0%	0.0%
The Company estimates the grant date fair value of stock options using the Black-Scholes option-pricing model which requires the input of highly subjective assumptions. These assumptions include estimating the expected term of the award and the estimated volatility of our stock price over the expected term. Changes in these assumptions and in the estimated forfeitures of stock option awards can materially affect the amount of stock-based compensation recognized in the Consolidated Statements of Operations. Changes in the derived requisite service period or achievement of market capitalization targets earlier than estimated can materially affect the amount of stock-based compensation recognized in the Consolidated Statements of Operations.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Equity Based Compensation — (Continued)
Restricted Stock
During the three and six months ended June 30, 2006, the Company issued 10,000 shares and 47,520 shares, respectively, of restricted stock. Changes in restricted stock for the three and six months ended June 30, 2006 are shown in the following table:

		Weighted
		Average Grant
	Shares	Date Fair Value
Issued and unvested, January 1, 2006	1,133,065	$7.15
Granted	37,520	$9.50
Vested	(23,863)	$7.20

Issued and unvested, March 31, 2006	1,146,722	$7.23
Granted	10,000	$8.18

Issued and unvested, June 30, 2006	1,156,722	$7.24

Recipients of restricted stock did not pay any cash consideration to the Company for the shares, have the right to vote all shares subject to the grant and receive all dividends with respect to the shares, whether or not the shares have vested. The 2004, 2005 and 2006 restricted stock grants were valued at $4.4 million, $6.0 million and $0.4 million, respectively, and are being amortized over the vesting period. The 2006 restricted stock grants primarily vest 33% in 2006 and ratably 33% each November through 2008. The 2005 restricted stock grants vested 25% in 2005 and ratably 25% per year each November through 2008. The 2004 restricted stock grants generally vest ratably over four years with acceleration provisions based on certain operating metrics.
Deferred Stock Units
During the six months ended June 30, 2006, the Company issued deferred stock units (“DSUs”) to the Company’s non-management directors valued at $0.2 million. Changes in DSUs for the three and six months ended June 30, 2006 are shown in the following table:

		Weighted Average
		Grant Date
	DSUs	Fair Value
Issued and unvested, January 1, 2006	74,062	$7.34
Granted	31,128	$8.90
Vested	(83,690)	$7.44

Issued and unvested, March 31, 2006	21,500	$9.20

Granted	9,393	$9.42
Vested	(9,393)	$9.42

Issued and unvested, June 30, 2006	21,500	$9.20

The Company issues quarterly compensation payments to non-management directors for service on the Company’s Board of Directors the director can elect to receive in whole or in part in the form of DSUs in lieu of cash under the Internet Capital Group, Inc. Director Deferred Stock Unit Program. The DSUs are issued at a 25% discount to the fair market value of the Company’s common stock at the date of issuance. The Company records an expense when these DSUs are issued.
Consolidated Partner Companies
The Company also included its share of its Partner Companies’ SFAS No. 123 pro forma expense in the Company’s SFAS No. 123 pro forma expense.
The Company’s consolidated Partner Companies recorded less than $0.1 million of compensation expense related to these awards during the three and six months ended June 30, 2006.
At June 30, 2006, the total unrecognized compensation cost related to non-vested stock options granted under the consolidated Partner Companies’ plans was $0.3 million. That cost is expected to be recognized over a weighted-average period of 3.5 years.
Other
In 1999, the Company accepted full recourse promissory notes totaling $79.8 million from certain employees and a director as consideration for exercising all or a portion of their vested and unvested stock options issued under the 1999 Plan (a total of 1,799,575 shares of common stock were issued in connection with these exercises). These notes receivable were recorded as a reduction of stockholders’ equity (deficit). Through

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Equity Based Compensation — (Continued)
December 31, 2002, of the $79.8 million original principal balance, the Company received cash payments of $16.0 million and $33.2 million in connection with employees’ termination of employment, primarily through the repurchase of unvested shares, at the lower of cost or fair market value, and vested shares, at fair market value. The remaining principal balance of the option loans at December 31, 2002 was $30.6 million secured by 792,716 shares of the Company’s common stock.
In 1999 and 2000, the Company made loans to employees to pay income taxes that became due in connection with the option exercises. The outstanding principal and accrued interest balance on these loans at December 31, 2005 totaled approximately $4.8 million (including $3.6 million principal and $1.2 million interest) against which the Company recorded a reserve of approximately $2.0 million. The remaining balance of $2.8 million was included in “Prepaid expenses and other current assets” on the Company’s December 31, 2005 Consolidated Balance Sheet. Approximately $1.5 million of $2.8 million was received by the Company in February 2006 (see below). The $1.3 million is due in December 2006.
In 2001 and 2002, certain employees’ and former employees’ loans were modified from full recourse to 25% recourse of the original option loan principal, the modification of the interest rate on the loans to the applicable federal rate as of the date of modification and extension of the term of the loans from five years to (1) the earlier of December 1, 2006 or 3 years after separation of employment for the 2001 modifications and (2) to December 1, 2006 for the 2002 modifications. These modifications to the loans resulted in accounting for the loans and 774,716 shares of underlying common stock as options. Accordingly, these options have been treated for accounting purposes as variable awards since the modification date. The impact of these variable awards has not been significant through December 31, 2005. Additionally, accrued interest on these loans has been fully reserved for since the modification date.
During 2003 and 2004, the Company received cash payments totaling $0.6 million relating to these loans.
Loans to a certain former employee, matured at the end of 2005. The remaining principal of $0.1 million and nominal interest on this employee’s loans were nonrecourse. At maturity, the Company foreclosed on the 1,993 shares of Company common stock securing this former employee’s loans and reflected the foreclosure as a “Repurchase of common stock from former employees” on the Company’s Consolidated Statements of Stockholders’ Equity (Deficit) in the Company’s December 31, 2005 Annual Report on Form 10-K.
Loans made to another certain former employee in 1999, matured in February 2006. The remaining principal and interest on this employee’s loans totaled $13.6 million at maturity, of which $2.2 million was recourse. At maturity, the recourse portion of the loan was collected. $2.0 million was applied to the principal portion of the tax loan (plus accrued interest) with the balance of $0.2 million applied to additional paid-in capital and the Company foreclosed on the 215,000 shares of Company common stock securing the non-recourse portion.
Loans made to two other former employees in 1999 and 2000, matured in May and June 2006. The remaining principal and interest on these loans was $4.9 million at maturity, all of

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Equity Based Compensation — (Continued)
which was nonrecourse. The Company foreclosed on the 102,304 shares of Company common stock securing these loans at maturity.
The remaining tax and option loans mature in December 2006. At June 30, 2006 and December 31, 2005, the principal balance on these loans totaled $19.9 million and $33.5 million, respectively. At June 30, 2006, these loans have recourse balances of approximately $2.8 million and are secured by 465,419 shares of Company common stock, including 366,926 shares held by three of the executive officers of the Company. Other than the $2.8 million (December 31, 2005) and $1.3 million (June 30, 2006) tax loans discussed above and $0.3 million reflected as “Note Receivable-Stockholders,” these option and tax loans are not included on the Company’s Consolidated Balance Sheets at June 30, 2006 and December 31, 2005.
4. Ownership interests in Partner Companies, Goodwill and Intangibles, net
The following table summarizes the Company’s goodwill, other intangibles, and ownership interests in Partner Companies.

	June 30,	December 31,
	2006	2005
	(unaudited)
	(in thousands)
Goodwill	$17,743	$16,785

Intangibles, net	$2,161	$3,407

Ownership interests in Partner Companies — Equity Method	$83,601	$67,617
Ownership interests in Partner Companies — Cost Method	3,836	3,836

	$87,437	$71,453

As of June 30, 2006 and December 31, 2005, all of the Company’s goodwill was allocated to the Core segment, as defined in Note 8 herein.
Goodwill increased from December 31, 2005 to June 30, 2006 as a result of an acquisition of additional shares of ICG Commerce, as well as final purchase price adjustments/other at StarCite and Investor Force.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. Ownership Interests in Partner Companies, Goodwill and Intangibles, net — (Continued)
Intangibles, net are shown in the tables below:

	As of June 30, 2006
	(unaudited)
	(in thousands)
	Useful	Gross Carrying	Accumulated	Net Carrying
Intangible Assets	Life	Amount	Amortization	Amount
Technology	1.5-5 years	$18,117	$(17,837)	$280
Customer lists	3 years	2,456	(754)	1,702
Trade name	Indefinite	179	—	179

		$20,752	$(18,591)	$2,161

	As of December 31, 2005
	(in thousands)
	Useful	Gross Carrying	Accumulated
Intangible Assets	Life	Amount	Amortization	Net Carrying Amount
Technology	1.5-5 years	$18,105	$(17,229)	$876
Customer lists	3 years	2,599	(247)	2,352
Trade name	Indefinite	179	—	179

		$20,883	$(17,476)	$3,407

Amortization expense for intangible assets during the three and six months ended June 30, 2006 and 2005 was $0.6 million and $1.1 million, and $0.3 million and $0.9 million, respectively. Estimated amortization expense for the fiscal year ending December 31, 2006 and succeeding fiscal years is as follows (in thousands):

2006 (remainder)	$615
2007	1,168
2008	199

$1,982

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. Ownership Interests in Partner Companies, Goodwill and Intangibles, net — (Continued)
Acquisitions
During the three months ended June 30, 2006, the Company acquired an additional ownership position in ICG Commerce by purchasing stock from another stockholder. The assets and liabilities for the acquisition were allocated as follows:

ICG Commerce
(in thousands)
Net Assets Acquired:
Goodwill	$482
Other net assets	417

$899

During 2005, the Company acquired a majority ownership position in a Partner Company, StarCite (June 2005), which was accounted for under the purchase method of accounting. The purchase price, including the carrying value of the ownership interest for a Partner Company previously accounted for under the equity method was allocated to the assets and the liabilities based upon their fair values at the date of the acquisition. The assets and liabilities for the acquisition was allocated as follows:

StarCite
(in thousands)
Net Assets Acquired:

Goodwill	$2,102
Customer base	2,513
Technology	75
Trade name	179
Other net assets (liabilities)	(1,659)

$3,210

Following is unaudited selected pro forma financial information had the Company consolidated StarCite for the three and six months ended June 30, 2005. For the three and six months ended June 30, 2005, revenue, net income (loss) and net income (loss) per basic and diluted share would have been $13.6 million, $1.0 million and $0.03 per basic and diluted share and $28.3 million, $(2.2) million and $(0.06) per basic and diluted share, respectively. Investor Force was consolidated beginning January 1, 2005.
Equity Method Companies
The following unaudited summarized financial information relates to the Company’s Partner Companies accounted for under the equity method of accounting at June 30, 2006.
This information has been compiled from the financial statements of the respective Partner Companies.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. Ownership Interests in Partner Companies, Goodwill and Intangibles, net — (Continued)
Balance Sheets (Unaudited)

	As of June 30, 2006
		Other
	Core (1)	Holdings (2)	Total
	(unaudited)
	(in thousands)
Cash, cash equivalents and short-term investments	$45,816	$6,075	$51,891
Other current assets	31,927	20,541	52,468
Other non-current assets	67,398	45,948	113,346

Total assets	$145,141	$72,564	$217,705

Current liabilities	$55,232	$25,000	$80,232
Non-current liabilities	—	5,972	5,972
Long-term debt	9,522	4,583	14,105
Stockholders’ equity	80,387	37,009	117,396

Total liabilities and stockholders’ equity	$145,141	$72,564	$217,705

Total carrying value	$77,750	$5,851	$83,601

(1)	Includes (voting ownership): CreditTrade (27%), Freeborders (33%), Marketron (38%), Metastorm (41%) Vcommerce (36%) and WhiteFence (39%).

(2)	Includes ComputerJobs.com, Inc. (“ComputerJobs”) (46%), eCredit.com, Inc. (“eCredit”) (29%) and GoIndustry plc (“GoIndustry”) (35%).

	As of December 31, 2005
		Other
	Core (3)	Holdings (4)	Total
	(in thousands)
Cash, cash equivalents and short-term investments	$42,633	$8,525	$51,158
Other current assets	28,657	26,121	54,778
Other non-current assets	65,010	54,419	119,429

Total assets	$136,300	$89,065	$225,365

Current liabilities	$50,514	$38,712	$89,226
Non-current liabilities	274	1,714	1,988
Long-term debt	5,129	14,147	19,276
Stockholders’ equity	80,383	34,492	114,875

Total liabilities and stockholders’ equity	$136,300	$89,065	$225,365

Total carrying value	$66,678	$939	$67,617

(3)	Includes (voting ownership): CreditTrade (27%), Freeborders (48%), Marketron (38%), Metastorm (41%) and WhiteFence (39%).

(4)	Includes ComputerJobs (46%), eCredit (31%) and GoIndustry (54%).

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. Ownership Interests in Partner Companies, Goodwill and Intangibles, net — (Continued)
Results of Operations (Unaudited)

	Three Months Ended June 30, 2006			Six Months Ended June 30, 2006
		Other			Other
	Core (5)	Holdings(6)	Total	Core (5)	Holdings (6)	Total
	(unaudited)
	(in thousands)
Revenue	$38,988	$16,217	$55,205	$74,404	$27,905	$102,309

Net income (loss)	$(4,206)	$(2,097)	$(6,303)	$(6,956)	$(2,417)	$(9,373)

Components of equity loss:
Core/Other Holdings	$(1,403)	$(334)	$(1,737)	$(1,982)	$(491)	$(2,473)

(5)	Includes (voting ownership): CreditTrade (27%), Freeborders (33%), Marketron (38%), Metastorm (41%), Vcommerce (36%) and WhiteFence (39%).

(6)	Includes (voting ownership): ComputerJobs (46%), eCredit (29%) and GoIndustry (35%)

	Three Months Ended June 30, 2005				Six Months Ended June 30, 2005
		Other	Dispositions			Other	Dispositions
	Core (7)	Holdings(8)	/Other(9)	Total	Core (7)	Holdings(8)	/Other(9)	Total
	(unaudited)
	(in thousands)
Revenue	$31,117	$12,288	$16,031	$59,436	$57,876	$22,639	$31,215	$111,730

Net income (loss)	$(175)	$(2,088)	$2,058	$(205)	(791)	$(4,072)	$3,594	$(1,269)

Components of equity loss:
Core/Other Holdings	$(704)	$(491)	$718	$(477)	$(1,199)	$(1,171)	$1,418	$(952)

(7)	Includes (voting ownership): CreditTrade (30%), Freeborders (48%), Marketron (38%), and StarCite (28%)

(8)	Includes (voting ownership): ComputerJobs (46%), eCredit (31%) and GoIndustry AG (54%)

(9)	Includes (voting ownership): Co-nect (36%) and Linkshare Corporation (“Linkshare”) (40%)

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. Ownership Interests in Partner Companies, Goodwill and Intangibles, net — (Continued)
Other Equity Company Information
In January 2006, GoIndustry, through a reverse merger, listed its securities on the AIM Exchange of the London Stock Exchange. The Company holds 69,177,300 shares of GoIndustry common stock valued at approximately $21.4 million as of June 30, 2006 and may receive an additional 11,964,602 shares of GoIndustry common stock as contingent consideration in the fourth quarter of 2006 with respect of the reverse merger. The Company is restricted from selling shares of GoIndustry until January 4, 2007. In connection with GoIndustry’s reverse merger and a financing round, the Company recorded its share of GoIndustry’s equity adjustment as an increase to “Additional paid-in capital” on its Consolidated Balance Sheets.
In July 2006, CreditTrade entered into an agreement to merge with Creditex Group, Inc., and the Company entered into an agreement to acquire common stock of Creditex Group, Inc. Following completion of the merger and the stock purchase, the Company will have an ownership interest in Creditex Group, Inc. below 20% and, therefore, Creditex Group, Inc. will be accounted for under the cost method of accounting. The transaction is expected to close in 2006 subject to certain closing conditions.
In August 2006, StarCite announced an agreement to consolidation with OnVantage, Inc. Following completion of the consolidation, the Company’s ownership interest in the combined company will be accounted for under the equity method of accounting. The transaction is expected to close in the fourth quarter of 2006 subject to certain closing conditions.
Warrants
At June 30, 2006 and December 31, 2005, the estimated fair value of warrants owned by the Company was approximately $1.0 million and $1.8 million, respectively, and is included in “Other assets” in the Company’s Consolidated Balance Sheets. In April 2006, the Company exercised 78,737 warrants of Traffic.com, Inc. (“Traffic.com”) in a cashless transaction for 70,843 shares of Traffic.com. The shares of Traffic.com had a fair value of $0.5 million on the date the transaction occurred. The Company recorded losses related to the decrease in the fair value of outstanding warrants of $0.3 million in the six months ended June 30, 2006. These losses are included in “Other income (loss), net” on the Company’s Consolidated Statements of Operations (see Note 11).
5. Marketable Securities
Marketable securities represent the Company’s holdings in equity securities. The cost, unrealized holding gains/(losses), and fair value of marketable securities at June 30, 2006 and December 31, 2005 were as follows:

			Unrealized
	Common Shares		Holding
	Owned	Cost	Gains/(Losses)	Fair Value
	(in thousands, except shares)
June 30, 2006
Blackboard, Inc. (“Blackboard”)	2,187,060	$3,162	$60,456	$63,618
Traffic.com	665,901	530	3,192	3,722
Other		—	44	44

		$3,692	$63,692	$67,384

December 31, 2005
Blackboard	2,187,060	$3,162	$60,219	$63,381
Other		—	44	44

		$3,162	$60,263	$63,425

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5. Marketable Securities — (Continued)
The amounts reflected as the Company’s cost for Blackboard and Traffic.com includes the Company’s carrying value on the date these Partner Companies converted to marketable securities and the value of warrants exercised.
On January 25, 2006, Traffic.com completed an initial public offering of its common stock. The Company received $0.3 million in February 2006 upon the sale of 27,141 shares related to Traffic.com’s underwriter over-allotment exercise. Pursuant to the terms of a lockup agreement, the Company is restricted from selling the remaining shares prior to August 14, 2006.
During the three and six months ended June 30, 2005, the Company sold 437,000 shares and 700,000 shares, respectively, of Blackboard and received proceeds of $6.3 million and $10.7 million, respectively. The gains on the Blackboard sales of $8.5 million and $12.9 million, respectively, are reflected in “Other income (loss), net” in the Company’s Consolidated Statements of Operations.
In 2006, the Company entered into the following cashless collar contracts to hedge 625,000 shares of its holdings of Blackboard common stock:

		Minimum		Maximum
Shares	Maturity	Price per	Minimum	Price per	Maximum
Hedged	Date	Share	Worth	Share	Worth
500,000	March 15, 2010	$22.4419	$11.2million	$55.4982	$27.7million
125,000	April 15, 2010	$23.2841	$2.9million	$59.8307	$7.5million
The contracts limit the Company’s exposure to and benefits from price fluctuations in the underlying equity securities.
The Blackboard collars are designated as cash flow hedges. Accordingly, management has evaluated the expected timing of the hedged forecasted transactions to deliver the underlying shares to settle the collar, and believes that these forecasted transactions are probable of occurring in the period specified in the related hedge documentation. Changes in the forward contract’s fair value are recognized in accumulated other comprehensive income until they are recognized in earnings when the collar matures. If the delivery of the contracted shares does not occur, or it becomes probable that it will not occur, the gain or loss on the related cash flow hedge is recognized in earnings at that time. No components of the collar are excluded in the measurement of hedge effectiveness. The critical terms of the collar are the same as the underlying forecasted transactions; therefore, changes in the fair value of the collar are anticipated to be effective in offsetting changes in the expected cash flows from the forecasted transactions. No gains or losses related to ineffectiveness of cash flow hedges were recognized in earnings for the three and six months ended June 30, 2006. The fair value of the Blackboard hedges was $0.3 million at June 30, 2006 and is reflected as an asset in “Marketable Securities.”
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
In May 2006, the Company repurchased $10.4 million of face value of its senior convertible notes for $12.8 million in cash, including accrued interest. The Company recorded a $2.5 million loss on the repurchase (including $0.2 million for the acceleration of deferred financing fees) during the three and six months ended June 30, 2006 related to this transaction. As of June 30, 2006, the amount of senior convertible notes outstanding is $26.6 million.
In October and November 2005, the Company repurchased an aggregate of $23.0 million of principal amount in total of the April 2009 senior convertible notes for $28.4 million in cash. The Company recorded a $5.9 million loss on the repurchase during the three months ended December 31, 2005 including approximately $0.5 million related to the acceleration of deferred financing fees.
The Company recorded interest expense of $0.4 million and $0.8 million and $0.9 million and $1.6 million, respectively, for the three and six months ended June 30, 2006 and 2005, respectively, related to these notes, including $0.1 million related to the amortization of deferred financing fees in each period. Included in “Other assets” in the accompanying Consolidated Balance Sheets at June 30, 2006 and December 31, 2005 were $0.4 million and $0.7 million, respectively, of deferred financing fees.
Other Long-Term Debt
At June 30, 2006, StarCite has other debt of $3.1 million, which primarily consists of notes payable of $3.0 million that bear interest at an annual rate of 6.0% and mature in May 2009.
At June 30, 2006, ICG Commerce has an outstanding note payable of $1.6 million, of which $0.8 million is due within the next twelve months, that bears interest at an annual rate of 5.0%.
Other long-term debt repayments of $1.0 million, $0.8 million, $0.3 million and $3.0 million are due for the remainder of 2006 and 2007, 2008, 2009, respectively.
Loan and Credit Agreements
On September 30, 2002, the Company entered into a loan agreement with Comerica Bank to provide for the issuance of letters of credit (the “Loan Agreement”). The Loan Agreement provided for issuances of letters of credit up to $20.0 million subject to a cash-secured borrowing base as defined by the Loan Agreement. The Loan Agreement was reduced to $10.0 million in 2004. In December 2005, the Loan Agreement was extended to December 14, 2006. Issuance fees of 0.50% per annum of the face amount of each letter of credit will be paid to Comerica Bank subsequent to issuance. The Loan Agreement also is subject to a 0.25% per annum unused commitment fee payable to the bank quarterly. No amounts were outstanding at June 30, 2006 and December 31, 2005.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7. Discontinued Operations
In August 2006, Investor Force completed the sale of its database division to Morningstar, Inc. (“Morningstar”) for $10.0 million. Cash proceeds to Investor Force of $9.0 million were received in August 2006 and $1.0 million was placed into escrow with an anticipated release in August 2007. The Company expects to record a gain of approximately $6.0 million on this transaction in the third quarter of 2006. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”) this division has been treated as a discontinued operation. Accordingly, the operating results of this discontinued operation have been presented separately from continuing operations and is included in the line item “Discontinued operations” in the Company’s Consolidated Statements of Operations.
Investor Force’s database division had revenues of $0.7 million and $1.4 million for the three and six months ended June 30, 2006, respectively. The Company’s share of Investor Force’s database division net income was $0.5 million and $1.0 million for the three and six months ended June 30, 2006, respectively.
Investor Force’s database division had revenues of $0.7 million and $1.5 million for the three and six months ended June 30, 2005, respectively. The Company’s share of Investor Force’s database division net income was $0.5 million and $0.8 million for the three and six months ended June 30, 2005, respectively.
In the three months ended June 30, 2006, the Company received additional proceeds for $0.1 million related to an escrow release from the sale of Delphion, Inc.
In 2005, ICG Commerce entered into an agreement to sell its German subsidiary for nominal consideration. The Company recorded a loss of $2.3 million on this transaction in 2005. The sale closed in January 2006. In accordance with SFAS No. 144, this subsidiary has been treated as discontinued operations. Accordingly, the operating results of this discontinued operation has been presented separately from continuing operations and is included in the line item “Income (loss) on discontinued operations, net” in the Company’s Consolidated Statements of Operations.
ICG Commerce’s German subsidiary had revenues of $2.5 million and $5.0 million for the three and six months ended June 30, 2005, respectively. The Company’s share of net losses for ICG Commerce’s German subsidiary was $0.4 million and $0.9 million for the three and six months ended June 30, 2005, respectively.

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
Segment Information
(unaudited)
(in thousands)

				Reconciling Items
				Discontinued
		Other	Total	Operations and				Consolidated
	Core	Holdings	Segment	Dispositions	Corporate	Other		Results
Three Months Ended June 30, 2006
Revenues	$15,986	$—	$15,986	$—	$—	$—		$15,986
Net income (loss)	$(3,321)	$(334)	$(3,655)	$639	$(3,952)	$(802)	*	$(7,770)
Assets	$133,872	$4,531	$138,403	$3,777	$180,319	$—		$322,499
Capital Expenditures	$(369)	$—	$(369)	$—	$(24)	$—		$(393)

Three Months Ended June 30, 2005
Revenues	$9,769	$—	$9,769	$—	$—	$—		$9,769
Net income (loss)	$(5,802)	$(491)	$(6,293)	$834	$(3,482)	$10,017	*	1,076
Assets	$119,497	$8,799	$128,296	$29,063	$128,798	$—		$286,157
Capital Expenditures	$(155)	$—	$(155)	$(11)	$(61)	$—		$(227)

Six Months Ended June 30, 2006
Revenues	$31,161	$—	$31,161	$—	$—	$—		$31,161
Net income (loss)	$(5,857)	$(491)	$(6,348)	$1,166	$(7,408)	$(88)	*	$(12,678)
Assets	$133,872	$4,531	$138,403	$3,777	$180,319	$—		$322,499
Capital Expenditures	$(1,212)	$—	$(1,212)	$—	$(30)	$—		$(1,242)

Six Months Ended June 30, 2005
Revenues	$20,884	$—	$20,884	$—	$—	$—		$20,884
Net income (loss)	$(10,743)	$(1,171)	$(11,914)	$1,260	$(7,503)	$16,115	*	$(2,042)
Assets	$119,497	$8,799	$128,296	$29,063	$128,798	$—		$286,157
Capital Expenditures	$(325)	$—	$(325)	$(11)	$(123)	$—		$(459)

	Three Months Ended June 30,		Six Months Ended June 30,
*	2006	2005	2006	2005
Other income (loss) (Note 11)	$(1,853)	$9,750	$(1,718)	$14,937
Taxes	1,004	—	1,647	—
Minority interest	47	267	(17)	1,178

	$(802)	$10,017	$(88)	$16,115

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9. Parent Company Financial Information
Parent company financial information is provided to present the financial position and results of operations of the Company and its wholly-owned subsidiaries as if the Partner Companies accounted for under the consolidation method of accounting were accounted for under the equity method of accounting for all applicable periods presented. The Company’s share of the consolidated Partner Companies’ losses is included in “Equity loss” in the Parent Company Statements of Operations for all periods presented based on the Company’s ownership percentage in each period. The carrying value of the consolidated companies as of June 30, 2006 and December 31, 2005 is included in “Ownership interests in Partner Companies” in the Parent Company Balance Sheets.
Parent Company Balance Sheets

	As of June 30, 2006	As of December 31, 2005
	(unaudited)
	(in thousands)
Assets
Cash and cash equivalents	$107,424	$129,555
Other current assets	4,879	14,226

Current assets	112,303	143,781
Ownership interests in Partner Companies	111,447	94,639
Marketable securities	67,384	63,425
Other	1,596	2,815

Total assets	$292,730	$304,660

Liabilities and stockholders’ equity
Current liabilities	$9,436	$11,415
Senior convertible notes	26,590	37,000
Stockholders’ equity	256,704	256,245

Total liabilities and stockholders’ equity	$292,730	$304,660

Parent Company Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(unaudited)
	(in thousands)
Revenue	$—	$—	$—	$—
Operating expenses General and administrative	5,195	3,201	10,448	6,775
Impairment related and other	—	—	—	—

Total operating expenses	5,195	3,201	10,448	6,775

	(5,195)	(3,201)	(10,448)	(6,775)
Other income (loss), net	(1,853)	9,750	(1,718)	14,937
Interest expense, net	1,243	(281)	3,040	(728)

Income (loss) before income taxes and equity loss	(5,805)	6,268	(9,126)	7,434

Income tax (expense) benefit	1,004	—	1,647	—
Equity loss	(2,969)	(5,192)	(5,199)	(9,476)

Net income (loss)	$(7,770)	$1,076	$(12,678)	$(2,042)

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9. Parent Company Financial Information — (Continued)
Parent Company Statements of Cash Flows

	Six Months Ended June 30,
	2006	2005
	(unaudited)
	(in thousands)
Operating Activities
Net income (loss)	$(12,678)	$(2,042)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	68	63
Stock-based compensation	4,011	756
Equity loss	5,323	9,476
Other (income) loss	1,718	(14,937)
Changes in assets and liabilities, net of effect of acquisitions:
Prepaid expenses and other assets	8,015	828
Accounts payable	(110)	38
Accrued expenses	(2,389)	(2,306)

Cash provided by (used in) operating activities	3,958	(8,124)
Investing Activities
Capital expenditures, net	(30)	(123)
Proceeds from sales of marketable securities	306	10,766
Proceeds from sales of ownership interests in Partner Companies	901	1,047
Acquisitions of ownership interests in Partner Companies, net	(16,649)	(10,177)
Purchase of short-term investments	—	38,326
Proceeds from maturities of short-term investments	—	(4,922)

Cash provided by (used in) investing activities	(15,472)	34,917
Financing Activities
Repurchase of senior convertible notes	(12,768)	—
Repayment of loans from former employees	2,151	—

Cash provided by (used in) financing activities	(10,617)	—

Net increase (decrease) in cash and cash equivalents	(22,131)	26,793
Cash and cash equivalents at beginning of period	129,555	9,345

Cash and cash equivalents at end of period	$107,424	$36,138

10. Income Taxes
The Company recorded a tax benefit of $1.0 million and $1.6 million for the three and six months, respectively, ended June 30, 2006 related to the operating loss for that period. This benefit will be realized either through a carryback to 2005 or an offset of future taxable income in 2006.
At December 31, 2005, an income tax receivable of $8.4 million was included in “Prepaid expenses and other current assets” on the Company’s December 31, 2005 Consolidated Balance Sheets. The Company received approximately $8.1 million during the six months ended June 30, 2006. The remaining $0.3 has been applied to the Company’s obligation to pay interest on the portion of the taxable gain from the sale of LinkShare Corporation (“LinkShare”), related to the escrow that has been deferred to 2006. This interest is being amortized ratably over 2006.
Excluding the loss for the three and six months ended June 30, 2006, the Company had federal net operating loss carry forwards of approximately $422.0 million that may be used to offset future taxable income. The Company also had capital loss carry forwards of approximately $763.0 million that may be used to offset future capital gains. The net operating loss carry forwards, as well as certain other deferred tax assets, are subject to significant limitations on their utilization due to ownership changes experienced by the Company and certain consolidated Partner Companies. The annual limitation on the utilization of net operating loss carry forwards is approximately $13.0 million. These carry forwards expire at various times between 2014 and 2023, and the capital loss carry forwards expire at various times between 2006 and 2010. Additional limitations on the utilization of these carry forwards may be imposed if the Company experiences another change in ownership.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
10. Income Taxes — (Continued)
A valuation allowance has been provided for the Company’s net deferred tax asset, excluding the loss for the three and six months ended June 30, 2006, as the Company believes, after evaluating all positive and negative evidence, historical and prospective, that it is more likely than not that these benefits will not be realized.
11. Other Income (Loss)
Other Income (Loss), net
Other income (loss), net consists of the effect of transactions and other events relating to the Company’s ownership interests in its Partner Companies and its operations in general.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(unaudited)
	(in thousands)
Debt repurchases (Note 6)	$(2,490)	$—	$(2,490)	$—
Realized gains on marketable securities (Note 5)	—	8,538	306	12,868
Gain (loss) on warrants (Note 4)	(15)	1,047	(310)	1,529
Sales/distributions of ownership interests of Partner Companies	652	165	776	540

	(1,853)	9,750	(1,718)	14,937
Total other income (expense) for Consolidated
Partner Companies	(100)	130	(137)	(1)

	$(1,953)	$9,880	$(1,855)	$14,936

In September 2005, the Company sold its ownership interest in LinkShare for approximately $150.1 million in net consideration. The Company received $135.4 million in 2005 and $0.4 million in February 2006 and recorded a gain of $118.8 million in 2005. The residual $14.3 million is being held in escrow until September 2006 and will result in additional gain to the extent received.
12. Commitments and Contingencies
The Company records accruals for contingencies when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. These accruals are adjusted periodically as assessments change or additional information becomes available.
On December 20, 2002, the Company was named as a defendant in an action filed in the United States District Court for the District of Maine. The plaintiffs included former stockholders of Animated Images, one of the Company’s former Partner Companies. In addition to the Company, the complaint also named Freeborders, a current Partner Company, as a defendant, as well as four individual defendants, including former officers of the Company and former Animated Images and Freeborders directors. The complaint generally alleged violations of Section 10(b) of the Securities Exchange Act of 1934 and Section 5(a) of the Securities Act of 1933, fraud, breach of contract, breach of fiduciary duty and civil conspiracy, among other claims, in connection with the merger of Animated Images into Freeborders. In support of these claims, the plaintiffs alleged, among other things, that the defendants misrepresented the value of the stock of Freeborders, resulting in plaintiffs’ having received less consideration in the merger than that to which they believe they were entitled. In July 2003, the Court granted defendants’ motion to stay the litigation pending arbitration in California of plaintiffs’ claims against Freeborders. In an effort to avoid such arbitration, plaintiffs moved to dismiss Freeborders from the litigation in March 2004. The Court granted

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12. Commitments and Contingencies — (Continued)
this motion and thereafter, plaintiffs filed a motion to compel arbitration of their claims against the Company and certain other defendants. The Court granted plaintiffs’ motion on October 1, 2004, and further ordered a stay of the plaintiffs’ non-arbitrable claims against two individual defendants. Plaintiffs dismissed their claims against one of the individual defendants, a former Animated Images director. The Company and one of the remaining individual defendants asserted counterclaims in the arbitration. The plaintiffs and the defendants entered into settlement discussions. Included in “Accrued expenses” on the Company’s June 30, 2006 and December 31, 2005 Consolidated Balance Sheets are approximately $2.4 million and $2.4 million, respectively, in anticipated settlement costs and legal fees related to this claim. Included in “Prepaid expenses and other current assets” on the Company’s June 30, 2006 and December 31, 2005 Consolidated Balance Sheets are approximately $1.1 million and $0.9 million, respectively, of estimated reimbursement from insurance carriers as part of an anticipated settlement. Subsequent to June 30, 2006, the Company settled the lawsuit for the anticipated settlement costs and legal fees, recovered estimated reimbursements of $0.9 million from an insurance carrier and expects to recover an additional $0.2 million from another insurance carrier.
The Company and its consolidated subsidiaries are involved in other various claims and legal actions arising in the ordinary course of business. In the opinion of management, the amount of the ultimate liability with respect to these actions will not materially affect the financial position, results of operations or cash flows of the Company and its subsidiaries.
13. Net Income (Loss) per Share
The calculations of net income (loss) per share were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(unaudited)
	(in thousands, except per share data)
Basic and Diluted:
Income (loss) from continuing operations	$(8,409)	$960	$(13,844)	$(1,884)
Discontinued operations	639	116	1,166	(158)

Net income (loss) — Basic	$(7,770)	$1,076	$(12,678)	$(2,042)

Interest expense — convertible debt	—	787	—	—

Net income (loss) — Diluted	$(7,770)	$1,863	$(12,678)	$(2,042)

Basic:
Income (loss) from continuing operations per share	$(0.23)	$0.03	$(0.37)	$(0.05)
Income (loss) on discontinued operations per share	0.02	—	0.03	—

Net income (loss) per share	$(0.21)	$0.03	$(0.34)	$(0.05)

Diluted
Income (loss) from continuing operations per share	$(0.23)	$0.04	$(0.37)	$(0.05)
Discontinued operations per share	0.02	—	0.03	—

Net income (loss) per share	$(0.21)	$0.04	$(0.34)	$(0.05)

Shares used in computation of basic income (loss) per share	37,469,637	37,039,916	37,436,052	37,025,907

Stock options	—	26,775	—	—
Restricted stock	—	129,167	—	—
Warrants	—	519	—	—
SARs	—	—	—	—
Convertible debt	—	6,587,621	—	—

Shares used in computation of diluted income (loss) per share	37,469,637	43,783,998	37,436,052	37,025,907

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
13. Net Income (Loss) per Share — (Continued)
The following dilutive securities were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive:

		Weighted Average
	Shares	price per share
Three months ended June 30, 2006
Stock options	689,583	$37.37
Stock options (exercised with partial recourse loans)	461,831	$41.70
SARs	3,750,878	$7.42
Restricted stock	1,148,278	$—
Senior convertible notes	3,508,906	$9.11
Warrants	15,650	$24.92
Deferred stock units	21,500	$—

Six Months Ended June 30, 2006
Stock options	689,486	$37.37
Stock options (exercised with partial recourse loans)	595,053	$41.70
Warrants	18,800	$37.50
SARs	3,708,767	$7.40
Senior convertible notes	3,214,160	$9.11
Restricted stock	1,137,078	$—
Deferred stock units	14,931	$—

Three months ended June 30, 2005
Stock options	625,894	$42.93
Stock options (exercised with partial recourse loans)	756,128	$41.70

Six months ended June 30, 2005
Stock options	743,717	$37.19
Stock options (exercised with partial recourse loans)	756,128	$41.70
Restricted stock	639,828	$—
Senior convertible notes	6,587,621	$9.11
Warrants	24,845	$143.01

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
14 . Comprehensive Income (Loss)
Comprehensive income (loss) is the change in equity of a business enterprise during a period resulting from transactions and other events and circumstances from non-owner sources. Excluding net loss, the Company’s primary source of comprehensive loss is net unrealized holding gains (losses) related to its marketable securities. The following summarizes the components of comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(unaudited)
	(in thousands)
Net income (loss)	$(7,770)	$1,076	$(12,678)	$(2,042)
Other comprehensive income (loss):
Unrealized holding gains (losses) in marketable securities	(580)	12,076	3,735	15,819
Reclassification adjustments/realized net gains on marketable securities	—	(8,537)	(306)	(12,867)
Other accumulated other comprehensive income	—	128	—	201

Comprehensive income (loss)	$(8,350)	$4,743	$(9,249)	$1,111

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth elsewhere in this Quarterly Report on Form 10-Q (the “Report”) and the risks discussed in our other SEC filings. The following discussion should be read in conjunction with our audited Consolidated Financial Statements and the related Notes thereto included in this Report.
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
Executive Summary
The Company owns and builds Internet software and services companies that drive business productivity and reduce transaction costs between firms. The Company devotes its expertise and capital to maximizing the success of these platform companies that are delivering software and service applications to customers worldwide. We view the Company as primarily having two components: Corporate and our partner companies. Corporate primarily holds the cash, short-term investments, marketable securities, our ownership interests in our partner companies and convertible notes that are due in April 2009. Our partner companies are grouped into two operating segments, consisting of the Core segment and the Other Holdings segment. The Core operating segment includes those partner companies in which the Company’s management takes a very active role in providing strategic direction and management assistance (“Core”). The Other Holdings operating segment includes holdings in companies where, in general, we provide less operational support, we do not have a controlling ownership stake and the partner company is managed to provide the greatest near-term stockholder value (“Other Holdings”). From time to time, partner companies are disposed of by ICG or cease operations.
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
Liquidity and Capital Resources
The following table summarizes our and our consolidated subsidiaries’ cash and cash equivalents, restricted cash, short-term investments, marketable securities and senior convertible notes:

	June 30, 2006			December 31, 2005
	Consolidated			Consolidated
	Corporate	Subsidiaries	Total	Corporate	Subsidiaries	Total
			(in thousands)
Cash and cash equivalents	$107,424	$15,101	$122,525	$129,555	$13,104	142,659
Restricted Cash (1)	—	325	325	—	253	253
Short-term investments	—	—	—	—	5,000	5,000

	$107,424	$15,426	$122,850	$129,555	$18,357	$147,912

Marketable securities	$67,384	$—	$67,384	$63,425	$—	$63,425

Senior convertible notes due April 2009	$(26,590)	$—	$(26,590)	$(37,000)	$—	$(37,000)

(1)	Restricted cash at June 30, 2006 and December 31, 2005 does not include $547 and $696, respectively, of long-term restricted cash included in “Other” assets on the Company’s Consolidated Balance Sheets.
We believe existing cash, cash equivalents and short-term investments and proceeds from the potential sales of all or a portion of our interests in certain marketable securities and partner companies to be sufficient to fund our cash requirements for the foreseeable future, including future commitments to partner companies, debt obligations and general operations requirements. At June 30, 2006 we were not obligated for any significant funding and guarantee commitments to new or existing partner companies. We will continue to evaluate acquisition opportunities and may acquire additional ownership interests in new and existing partner companies in the next twelve months; however, such acquisitions will generally be made at our discretion.
Consolidated working capital decreased by $29.9 million from December 31, 2005 to June 30, 2006 primarily due to acquisitions of ownership interests in new and existing partner companies and debt buybacks.

Summary of Statements of Cash Flows

	Six Months Ended June 30,
	2006	2005
	(in thousands)
Cash provided by (used in) operating activities	$(449)	$(18,580)
Cash provided by (used in) investing activities	$(8,859)	$43,640
Cash provided by (used in) financing activities	$(10,891)	$(99)
The improvement in cash provided by (used in) operating activities from 2005 to 2006 is primarily the result of the receipt of a refund in 2006 of $8.1 million in estimated 2005 federal income taxes which were paid by the Company in the fourth quarter of 2005.
The reduction in cash provided by (used in) investing activities from 2005 to 2006 is the result of net acquisition ownership interests in partner companies in 2006 versus the sale of marketable securities in 2005.
The reduction in cash provided by (used in) financing activities from 2005 to 2006 is primarily the result of the repurchase of $10.4 million face value of our April 2009 convertible notes for $12.8 million in 2006.
We and our consolidated subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. We do not expect the ultimate liability with respect to these actions will materially affect our financial position or cash flows.
Contractual Cash Obligations and Commercial Commitments
Other than the Note Repurchases described in Note 6 of our Consolidated Financial Statements, we had no other material changes to contractual cash obligations and commercial commitments for the three and six months ended June 30, 2006.
Off-Balance Sheet Arrangements
We are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Our Partner Companies
As of June 30, 2006, we owned interests in 21 partner companies that are categorized below based on segment and method of accounting.
CORE PARTNER COMPANIES (%Voting Interest)

Consolidated	Equity	Cost
ICG Commerce (79%)	CreditTrade (27%)	(none)
Investor Force (80%)	Freeborders (33%)
StarCite (61%)	Marketron (38%)
Metastorm (41%)
Vcommerce (36%)
WhiteFence (39%)
OTHER HOLDINGS COMPANIES (%Voting Interest)

Consolidated	Equity	Cost
(none)	ComputerJobs.com (46%)	Anthem Ventures Fund, L.P. (9%)
	eCredit (29%)	Blackboard (1)
	GoIndustry (35%) (3)	Captive Capital Corporation (5%)
Emptoris, Inc. (5%)
Entegrity Solutions Corporation (2%)
FoodLink Online LLC (13%)
Jamcracker, Inc. (2%)
Tibersoft Corporation (5%)
Traffic.com (2)

(1)	As of June 30, 2006, we own 2,187,060 shares of Blackboard (NASDAQ:BBBB) (see “Note 5 - Marketable Securities” to Consolidated Financial Statements)

(2)	As of June 30, 2006, we own 665,901 shares of Traffic.com (NASDAQ:TRFC) (see “Note 5 - Marketable Securities” to Consolidated Financial Statements)

(3)	As of June 30, 2006, we own 69,177,300 shares of GoIndustry. GoIndustry’s common stock is traded on the AIM exchange of the London Stock Exchange under ticker symbol GOI. (see “Note 4 – Ownership Interests in Partner Companies, Goodwill and Intangibles, net.”)

Results of Operations
The following summarizes the unaudited selected financial information related to our segments. Each segment includes the results of our consolidated partner companies and records our share of the earnings and losses of partner companies accounted for under the equity method of accounting. The partner companies included within the segments for the three and six months ended June 30, 2006 and 2005 are consistently the same 19 partner companies. Additionally, our new partner companies Vcommerce and WhiteFence are included in the Core segment from the date of their respective acquisitions. The method of accounting for any particular partner company may change based on our ownership interest.
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
Segment Information
(in thousands)

				Reconciling Items
				Discontinued
		Other	Total	Operations and			Consolidated
	Core	Holdings	Segment	Dispositions	Corporate	Other	Results
For The Three Months ended June 30, 2006
Revenues	$15,986	$—	$15,986	$—	—	$—	$15,986
Net income (loss)	$(3,321)	$(334)	$(3,655)	$639	$(3,952)	$(802)	$(7,770)

For The Three Months ended June 30, 2005
Revenues	$9,769	$—	$9,769	$—	$—	$—	$9,769
Net income (loss)	$(5,802)	$(491)	$(6,293)	$834	$(3,482)	$10,017	$1,076

For The Six Months Ended June 30, 2006
Revenues	$31,161	$—	$31,161	$—	$—	$—	$31,161
Net income (loss)	$(5,857)	$(491)	$(6,348)	$1,166	$(7,408)	$(88)	$(12,678)

For The Six Months Ended June 30, 2005
Revenues	$20,884	$—	$20,884	$—	$—	$—	$20,884
Net income (loss)	$(10,743)	$(1,171)	$(11,914)	$1,260	$(7,503)	$16,115	$(2,042)

For the Three and Six Months Ended June 30, 2006 vs. 2005
Results of Operations — Core Companies
The following presentation of our Results of Operations – Core Companies includes the results of our consolidated Core partner companies and our share of the results of our equity method Core partner companies.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Selected data:		(in thousands)
Revenue	$15,986	$9,769	$31,161	$20,884

Cost of revenue	(9,996)	(6,405)	(19,231)	(12,486)
Selling, general and administrative	(4,844)	(5,381)	(9,704)	(11,004)
Research and development	(2,465)	(2,888)	(4,896)	(6,044)
Amortization of intangibles	(558)	(366)	(1,115)	(937)
Impairment related and other	(32)	6	(125)	(5)

Operating expenses	(17,895)	(15,034)	(35,071)	(30,476)

Interest and other	(9)	167	35	48
Equity loss	(1,403)	(704)	(1,982)	(1,199)

Net loss	$(3,321)	$(5,802)	$(5,857)	$(10,743)

Revenue
Revenue increased $6.2 million, from $9.8 million in the three months ended June 30, 2005 to $16.0 million in the three months ended June 30, 2006. The primary driver of the revenue increase is increased revenue at ICG Commerce and the consolidation of StarCite in the second half of 2005, offset by a decrease in revenues due to the deconsolidation of CommerceQuest that occurred in October 2005.
Revenue increased $10.3 million, from $20.9 million in the six months ended June 30, 2005 to $31.2 million in the six months ended June 30, 2006. The primary driver of the revenue increase is increased revenue at ICG Commerce and the consolidation of StarCite in the second half of 2005, offset by a decrease in revenues due to the deconsolidation of CommerceQuest that occurred in October 2005.
Operating Expenses
Operating expenses increased $2.9 million, from $15.0 million in the three months ended June 30, 2005 to $17.9 million in the three months ended June 30, 2006. The primary driver of the operating expense increase is the consolidation of StarCite in the second half of 2005 and increased operating expenses at ICG Commerce, offset by reduced operating expenses due to the deconsolidation of CommerceQuest that occurred in October 2005.
Operating expenses increased $4.6 million, from $30.5 million in the six months ended June 30, 2005 to $35.1 million in the six months ended June 30, 2006. The primary driver of the operating expense increase is the consolidation of StarCite in the second half of 2005 and increased operating expenses at ICG Commerce, offset by reduced operating expenses due to the deconsolidation of CommerceQuest that occurred in October 2005.

Equity Loss
A portion of our net results from our Core companies is derived from those partner companies in which we hold a substantial minority ownership interest. Our share of the income or losses of these companies is recorded in our Consolidated Statement of Operations under “Equity loss.”
The total revenue of our Core equity method partner companies improved from $31.1 million in the three months ended June 30, 2005 to $39.0 million in 2006. The improvements are primarily the result of increased revenue at our Core equity method companies involved with offshore IT outsourcing, as well as new acquisitions, offset by companies involved with credit derivatives.
Our Core equity method partner companies reported aggregate net loss in the three months ended June 30, 2006 of $(4.2) million compared to $(0.2) million in the three months ended June 30, 2005. Results for the 2006 period declined versus the 2005 period primarily due to the WhiteFence and Vcommerce acquisitions and higher spending levels in the current period to deliver product, services and sales. Accordingly, our share of the net income and net losses of Core equity method partner companies increased to a loss of $(1.4) million in 2006 from $(0.7) million in 2005.
The total revenue of our Core equity method partner companies improved from $57.9 million in the six months ended June 30, 2005 to $74.4 million in 2006. The improvements are primarily the result of increased revenue at our Core equity method companies involved with offshore IT outsourcing, as well as new acquisitions, offset by companies involved with credit derivatives.
Our Core equity method companies reported aggregate net loss in the six months ended June 30, 2006 of $(7.0) million compared to $(0.8) million in the six months ended June 30, 2005. Results for the 2006 period declined versus the 2005 period primarily due to the WhiteFence and Vcommerce acquisitions and higher spending levels in the current period to deliver product, services and sales. Accordingly, our share of the net income and net losses of Core companies increased to a loss of $(2.0) million in 2006 from $(1.2) million in 2005.
Results of Operations — Other Holdings Companies
The following presentation of our Results of Operations – Other Holdings Companies includes the results of our consolidated Other Holdings partner companies and our share of the results of our equity method Other Holdings partner companies.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		(in thousands)
Equity loss	$(334)	$(491)	$(491)	$(1,171)

Equity loss decreased in the 2006 periods versus the 2005 periods primarily due to the decreased losses at our Other Holdings companies.

Results of Operations — Reconciling Items
Discontinued Operations and Dispositions
The following is a summary of the components included in “Discontinued Operations and Dispositions,” a reconciling item for segment reporting purposes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		(in thousands)
Discontinued operations	$639	$116	$1,166	$(158)
Equity income (loss) of partner companies sold/disposed of	—	718	—	1,418

Net income (loss)	$639	$834	$1,166	$1,260

In August 2006, Investor Force sold its database division to Morningstar for $10.0 million. In 2005, ICG Commerce entered into an agreement to sell its German subsidiary for nominal consideration. In accordance with SFAS No. 144, these operations have been treated as discontinued operations. Accordingly, the operating results of these discontinued operations were presented separately from continuing operations. The Company expects to record a gain for the sale of Investor Force’s database division in the third quarter of 2006. See Note 7 to our Consolidated Financial Statements.
The impact on our consolidated results of equity method partner companies that we have sold or disposed of our ownership interest in or have ceased operations during 2005 or 2006 is also included in the caption “Dispositions” for segment reporting purposes. The $0.7 million and $1.4 million of income in the three and six months ended June 30, 2005 relates to our equity in the net income of LinkShare, which was sold in September 2005.
Corporate

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		(in thousands)
General and administrative	$(5,195)	$(3,201)	$(10,448)	$(6,775)
Interest income (expense), net	1,243	(281)	3,040	(728)

Net loss	$(3,952)	$(3,482)	$(7,408)	$(7,503)

General and Administrative
Our general and administrative expenses increased $2.0 million and $3.7 million for the three and six months ended June 30, 2006 versus 2005, primarily due to an increase in stock-based compensation related to the issuance of restricted stock and SARs in 2005 and the adoption of SFAS No. 123R in January 2006.
Interest Income/Expense
The improvement in our interest income (expense), net is attributable to an increase in the average cash balance (as a result of the LinkShare sale proceeds) and improvement in interest rates during the same period.

Other

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		(in thousands)
Other income (loss) (Note 11)	$(1,853)	$9,750	$(1,718)	$14,937
Income tax benefit (expense)	1,004	—	1,647	—
Minority interest	47	267	(17)	1,178

Net income (loss)	$(802)	$10,017	$(88)	$16,115

Other Income (Loss), Net
For the three months ended June 30, 2006, other income (loss), net was a loss of $1.9 million in 2006 versus income of $9.8 million in 2005. The income in 2005 is primarily the result of gains on the sales of marketable securities versus a loss in 2006 primarily related to debt repurchases.
For the six months ended June 30, 2006, other income (loss), net was loss of $1.3 million versus income of $14.9 million in 2005. The income in 2005 is primarily the result of gains on the sales of marketable securities versus a loss in 2006 primarily related to debt repurchases.
Income Tax
Income tax benefit in the 2006 periods relates to the operating loss for these periods. This benefit will be realized either through a carryback to 2005 or to offset future taxable income in 2006.
Our net deferred tax asset of $617.0 million at December 31, 2005 consists of deferred tax assets of $638.0 million, relating primarily to partner company basis differences, capital and net operating loss carry forwards, offset by deferred tax liabilities of $21.0 million primarily related to unrealized appreciation in available for sale securities. During 2001, we recorded a full valuation allowance against our net deferred tax assets that was maintained through December 31, 2005. (See Note 10 to our Consolidated Financial Statements).
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to our interests in our partner companies, marketable securities, revenues, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates.
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
Commitments and Contingencies
From time to time, we are a defendant or plaintiff in various legal actions that arise in the normal course of business. From time to time, we are also a guarantor of various third-party obligations and commitments. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required for these contingencies, if any, which would be charged to earnings, is made after detailed analysis of each individual matter. The required reserves may change in the future due to new developments in each matter or changes in circumstances, such as a change in settlement strategy. Changes in required reserves could increase or decrease our earnings in the period the changes are made.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to equity price risks on the marketable portion of our equity securities. Our public holdings at June 30, 2006 include equity positions in companies in the technology industry sector, including Blackboard, GoIndustry and Traffic.com, many of which have experienced significant historical volatility in their stock prices. A 20% adverse change in equity prices, based on a sensitivity analysis of our public holdings as of June 30, 2006, would result in an approximate $18.5 million decrease in the fair value of our public holdings.
Cash and cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates fair value due to the short-term maturity of these instruments. Short-term investments and marketable securities are carried at fair value. Our senior convertible notes had a fair value of approximately $31.4 million at June 30, 2006 versus a carrying value of $26.6 million. Fair value of our senior convertible notes was determined by obtaining thinly traded market quotes as well as a repurchase of the senior convertible notes in May 2006.
We have historically had very low exposure to changes in foreign currency exchange rates and, as such, have not used derivative financial instruments to manage foreign currency fluctuation risk.
In February and May 2006, we entered into cashless collar contracts to hedge 500,000 shares and 125,000 share, respectively, of our holdings of Blackboard common stock. Based on the terms of the February 2006 contract, the contract and related shares will be worth a minimum of $11.2 million, or $22.4419 per share, and a maximum of $27.7 million, or $55.4982 per share, at maturity in March 2010. Based on the terms of the May 2006 contract, the contract and related shares will be worth a minimum of $2.9 million, or $23.2841 per share, and a maximum of $7.5 million, or $59.8307 per share, at maturity in April 2010. The contract limits our exposure to and benefits from price fluctuations in the underlying equity securities. See Note 5 to our Consolidated Financial Statements.
ITEM 4. Controls and Procedures
Controls and Procedures
Management’s Quarterly Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15e and 15d-15e under the Securities Exchange Act of 1934, as amended) as of the end of the period covered in this Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this Report, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be included in the Company’s periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.
The design of any system of control is based upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all future events, no matter how remote, or that the degree of compliance with the policies or procedures may not deteriorate. Because of its inherent limitations, disclosure controls and procedures may not prevent or detect all misstatements. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
Changes in Internal Controls
There were no changes in our internal control over financial reporting that occurred during the quarter covered by this Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
In May and June 2001, certain of the Company’s present directors, along with the Company, certain of its former directors, certain of its present and former officers and its underwriters, were named as defendants in nine class action complaints filed in the United States District Court for the Southern District of New York. The plaintiffs and the alleged classes they seek to represent include present and former stockholders of the Company. The complaints generally allege violations of Sections 11 and 12 of the Securities Act of 1933 and Rule 10b-5 promulgated under the Securities Exchange Act of 1934, based on, among other things, the dissemination of statements allegedly containing material misstatements and/or omissions concerning the commissions received by the underwriters of the initial public offering and follow-on public offering of the Company as well as failure to disclose the existence of purported agreements by the underwriters with some of the purchasers in these offerings to buy additional shares of the Company’s stock subsequently in the open market at pre-determined prices above the initial offering prices. The plaintiffs seek for themselves and the alleged class members an award of damages and litigation costs and expenses. The claims in these cases have been consolidated for pre-trial purposes (together with claims against other issuers and underwriters) before one judge in the Southern District of New York federal court. In April 2002, a consolidated, amended complaint was filed against these defendants which generally alleges the same violations and also refers to alleged misstatements or omissions that relate to the recommendations regarding the Company’s stock by analysts employed by the underwriters. In June and July 2002, defendants, including the Company defendants, filed motions to dismiss plaintiffs’ complaints on numerous grounds. The Company’s motion was denied in its entirety in an opinion dated February 19, 2003. In July 2003, a committee of the Company’s Board of Directors approved a proposed settlement with the plaintiffs in this matter. The settlement would provide for, among other things, a release of the Company and of the individual defendants (who had been previously dismissed without prejudice) for the wrongful conduct alleged in the amended complaint. The Company would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. Any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurers. The complete terms of the proposed settlement is on file with the Court. The Court overseeing the litigation granted preliminary approval of the settlement in February 2005 subject to a change in the terms to bar cross-claims by defendant underwriters for contribution, but not for indemnification or otherwise. The parties to the settlement agreed on revised language to effectuate the changes regarding contribution/indemnification claims requested by the Court and such language has been accepted by the Court. A final fairness hearing on the settlement was held on April 24, 2006. The Court has not yet ruled on the settlement.
On December 20, 2002, the Company was named as a defendant in an action filed in the United States District Court for the District of Maine. The plaintiffs included former stockholders of Animated Images, Inc. (“Animated Images”), one of the Company’s former partner companies. In addition to the Company, the complaint also named Freeborders, a current partner company, as a defendant, as well as four individual defendants, including former officers of the Company and former Animated Images and Freeborders directors. The complaint generally alleged violations of Section 10(b) of the Securities Exchange Act of 1934 and Section 5(a) of the Securities Act of 1933, fraud, breach of contract, breach of fiduciary duty and civil conspiracy, among other claims, in connection with the merger of Animated Images into Freeborders. In support of these claims, the plaintiffs alleged, among other things, that the defendants misrepresented the value of the stock of Freeborders, resulting in plaintiffs’ having received less consideration in the merger than that to which they believe they were entitled. In July 2003, the Court granted defendants’ motion to stay the litigation pending arbitration in California of plaintiffs’ claims against Freeborders. In an effort to avoid such arbitration, plaintiffs moved to dismiss Freeborders from the litigation in March 2004. The Court granted this motion and thereafter, plaintiffs filed a motion to compel arbitration of their claims against the Company and certain other defendants. The Court granted plaintiffs’ motion on October 1, 2004, and further ordered a stay of the plaintiffs’ non-arbitrable claims against two individual defendants. Plaintiffs dismissed their claims against one of the individual defendants, a former Animated Images director. The Company and one of the remaining individual defendants asserted counterclaims in the arbitration. The plaintiffs and the defendants entered into settlement discussions and in July 2006 settled the lawsuit. See Note 12 of Notes to Consolidated Financial Statements.

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
Factors that could cause our actual results, levels of activity, performance or achievements to differ materially from those anticipated in forward-looking statements include, but are not limited to, factors discussed elsewhere in this Report and include, among other things:
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
If general economic conditions are unfavorable our partner companies may be unable to attract or retain customers and the condition of our business may be adversely affected.
Numerous external forces, including fear of terrorism, hostilities in the Middle East involving United States armed forces, lack of consumer confidence and interest rate or currency rate fluctuations, could affect the economy. If the economy is unfavorable, our partner companies’ customers and potential customers may be unwilling to spend money on technology-related goods or services. If our partner companies are unable to attract new customers or retain existing customers, the condition of our business may be adversely affected.

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
Approximately 2.9 million shares of our common stock could be sold into the public market if the holders of our senior convertible notes due April 2009 elect to convert such notes. The notes are convertible at the option of the holder at any time on or before maturity into shares of our common stock at a conversion price of $9.108 per share. The sale of a large number of shares of our common stock, or the perception that such sales could occur, could materially and adversely affect the market price of our common stock and could impair our ability to obtain capital through an offering of equity securities.
Fluctuation in the price of the common stock of our publicly-traded partner companies may affect the price of our common stock.
Currently, Blackboard, GoIndustry and Traffic.com are our publicly-traded partner companies. Fluctuations in the price of Blackboard’s, GoIndustry’s and Traffic.com’s and other future publicly-traded partner companies’ common stock are likely to affect the price of our common stock. The price of our publicly-traded partner companies common stock has been highly volatile. As of June 30, 2006, the market value of the Company’s interest in our publicly-traded partner companies was $92.5 million. The results of operations, and accordingly the price of the common stock, of Blackboard and Traffic.com may be adversely affected by the risk factors in their SEC filings, which are publicly available at www.sec.gov.
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
Of our $322.5 million in total assets as of June 30, 2006, $87.4 million, or 27.1%, consisted of ownership interests in our private partner companies accounted for under the equity and cost methods of accounting. The carrying value of our partner company ownership interests includes our original acquisition cost, the effect of accounting for certain of our partner companies under the equity method of accounting and the effect of impairment charges recorded for the decrease in value of certain partner companies. The carrying value of our partner companies will be impaired and decrease if one or more of our partner companies do not succeed. This decline would likely affect the price of our common stock. As of June 30, 2006, the value of our publicly-traded partner companies reflected as “Marketable Securities” in our Consolidated Financial Statements was $67.4 million. A decline in the market value of our publicly-traded partner companies will likely cause a decline in the price of our common stock.
The success of our partner companies depends on the ongoing development of the e-commerce market, which is uncertain.
A number of factors could prevent the ongoing development of e-commerce, including the following:
•	the unwillingness of certain businesses to shift from traditional processes to e-commerce processes;

•	increased government regulation or taxation, which may adversely affect the viability of e-commerce; and

•	concern and adverse publicity about the security of e-commerce transactions.
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
During the three and six months ended June 30, 2006 and 2005, approximately 10% and 9% and 18% and 17%, respectively, of our consolidated revenue relates to a single customer. If our partner companies are not able to retain significant customers, such partner companies and our results of operation and financial position could be adversely affected.
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
We may not maintain or be able to increase our ownership stakes in high growth partner companies.
One of our strategies is to maintain and increase our ownership in a small group of companies that we believe have major growth opportunities. We may not be able to achieve this goal because of limited resources and/or the unwillingness of other stockholders of such companies to enter into a transaction that would result in an increase in our ownership stake. Moreover, certain transactional growth opportunities, such as mergers and consolidations, may arise with respect to any of these select partner companies that would result in us owning a smaller percentage of the surviving or resulting company in the merger or consolidation (or an affiliate of any such company) than we held in our partner company prior to the consummation of any such transaction. In the event that any of these select partner companies enters into such a transaction, with or without our support, we may have a decreased ability to direct the policies and affairs of the partner company or the surviving entity following the consummation of the transaction.
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
Our accounting estimates with respect to the useful life and ultimate recoverability of our carrying basis, including goodwill, in our partner companies could change in the near term and the effect of such changes on the financial statements could be significant. In the first quarter of 2000, we announced several significant acquisitions that were financed principally with shares of our stock and based on the price of our stock at that time, that were valued in excess of $1.0 billion. Based on our periodic review of our partner company holdings, we have recorded cumulative impairment charges of $1.7 billion to write off certain partner company holdings, primarily in 2000, 2001 and 2002. As of June 30, 2006, our recorded amount of carrying basis including goodwill is not impaired, although we cannot assure that our future results will confirm this assessment. We performed our latest annual impairment test during the fourth quarter of 2005 and we will perform our next annual impairment test in the fourth quarter of 2006. In October 2005, in conjunction with the CommerceQuest and Metastorm merger, we reevaluated our carrying value of CommerceQuest goodwill as of September 30, 2005 and recorded a goodwill impairment charge of $1.8 million and a $0.9 million intangible asset charge related to CommerceQuest during the quarter ended September 30, 2005. It is possible that a significant write-down or write-off of partner company carrying basis, including goodwill, may be required in the future, or that a significant loss will be recorded in the future upon the sale of a partner company. A write-down or write-off of this type could cause a decline in the price of our common stock.
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
In April 2004, we issued $60.0 million of senior convertible notes due in April 2009, $26.6 million of which was outstanding at June 30, 2006. This indebtedness may make it more difficult to obtain additional financing and may inhibit our ability to pursue needed or favorable opportunities.
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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
ITEM 3 Defaults Upon Senior Securities
None.
ITEM 4. Submission of Matters to a Vote of Security Holders
The Company held its Annual Meeting of stockholders on June 16, 2006. At this meeting, the stockholders voted in favor of the following items listed and described in the Company’s proxy statement dated April 28, 2006.

(1) Election of Directors	For	Withheld
David J. Berkman	38,081,761	440,836
David K. Downes	38,081,305	441,292
Warren V. Musser	38,188,022	334,575
The following directors’ terms of office as directors continued after this meeting:
Walter W. Buckley, III
Thomas A. Decker
Thomas P. Gerrity
Robert E. Keith, Jr.
Philip J. Ringo
Michael D. Zisman
(2) Ratification of the appointment of KPMG LLP as the Company’s independent registered public accountant for the fiscal year ending December 31, 2006.

For	Against	Abstain
38,219,994	242,038	60,565
ITEM 5. Other Information
None.

ITEM 6. Exhibits
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

Date: August 9, 2006	INTERNET CAPITAL GROUP, INC.

	By:	/s/ R. Kirk Morgan

Name: R. Kirk Morgan
Title: Chief Financial Officer
(Principal Financial and Accounting
Officer)