Form 10-Q
period 2006-09-30
INTERNET CAPITAL GROUP INC
filed 2006-11-09
CIK 1085621

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended September 30, 2006
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Company’s Common Stock outstanding as of November 1, 2006 was 39,063,364 shares.

INTERNET CAPITAL GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
INDEX
PART I — FINANCIAL INFORMATION
Although we refer in this Quarterly Report on Form 10-Q to the companies in which we have acquired a convertible debt or an equity ownership interest as our “Partner Companies,” and we indicate that we have a “partnership” with these companies, we do not act as an agent or legal representative for any of our Partner Companies, and we do not have the power or authority to legally bind any of our Partner Companies, and we do not have the types of liabilities in relation to our Partner Companies that a general partner of a partnership would have.
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

INTERNET CAPITAL GROUP, INC.
CORE PARTNER COMPANIES AS OF SEPTEMBER 30, 2006
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
Investor Force Holdings, Inc. (“Investor Force”)
Investor Force is a financial software company specializing in the development of online applications for the financial services industry. InvestorForce provides pension consultants and other financial intermediaries with a web-based enterprise platform that integrates data management with robust analytic and reporting capabilities in support of its institutional and other clients. This private-labeled application provides investment consultants with the ability to conduct real-time analysis and research into client, manager, and market movement as well as to produce timely, automated client reporting.
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
Equity
Freeborders, Inc. (“Freeborders”)
Freeborders is a provider of technology solutions and outsourcing from China. Freeborders also provides product lifecycle management software and services to leading retailers and their suppliers, enabling brands to more effectively manage the increasing complexity of their supply chains. Freeborders’ solutions help drive profitable revenue growth, speed products to market, improve inventory management and maintain control, consistency and quality.
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
	(unaudited)
	(in thousands,
	except per share data)
Assets
Current Assets
Cash and cash equivalents	$127,124	$142,659
Restricted cash	299	253
Short-term investments	—	5,000
Escrow receivable — Note 2	14,343	—
Accounts receivable, net of allowance ($919-2006; $599-2005)	10,176	9,223
Prepaid expenses and other current assets	5,718	15,399
Assets of discontinued operations	—	11,911

Total Current Assets	157,660	184,445
Marketable securities	62,619	63,425
Fixed assets, net	2,415	1,886
Ownership interests in Partner Companies	84,720	71,453
Goodwill	18,641	17,794
Intangibles, net	1,866	3,407
Other	2,189	4,122

Total Assets	$330,110	$346,532

Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of other long-term debt	$927	$1,113
Accounts payable	5,255	6,181
Accrued expenses	6,973	9,533
Accrued compensation and benefits	6,237	7,141
Deferred revenue	9,726	9,508
Liabilities of discontinued operations	—	10,465

Total Current Liabilities	29,118	43,941
Senior convertible notes	26,590	37,000
Other long-term debt	4,213	4,407
Long-term deferred revenue	255	1,490
Other liabilities	395	640
Minority interest	2,328	2,809

	62,899	90,287

Stockholders’ Equity
Preferred stock $0.01 par value; 10,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value; 2,000,000 shares authorized, 39,056 (2006) and 39,314 (2005) issued and outstanding	39	39
Additional paid-in capital	3,540,579	3,535,646
Accumulated deficit	(3,332,034)	(3,332,719)
Unamortized deferred compensation	—	(6,684)
Notes receivable-stockholders	(300)	(300)
Accumulated other comprehensive income	58,927	60,263

Total Stockholders’ Equity	267,211	256,245

Total Liabilities and Stockholders’ Equity	$330,110	$346,532

See accompanying notes to Consolidated Financial Statements.

INTERNET CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in thousands, except per share data)
Revenue	$16,576	$14,647	$47,737	$35,531

Operating expenses
Cost of revenue	10,452	8,286	29,683	20,772
Selling, general and administrative	11,317	11,977	31,470	29,756
Research and development	2,112	4,075	7,008	10,119
Amortization of intangibles	293	608	1,408	1,545
Impairment related and other	24	2,718	149	2,723

Total operating expenses	24,198	27,664	69,718	64,915

	(7,622)	(13,017)	(21,981)	(29,384)

Other income (loss), net	15,671	119,961	13,816	134,897
Interest income	2,444	752	6,889	1,840
Interest expense	(431)	(901)	(1,664)	(2,668)

Income (loss) before income taxes, minority interest and equity loss	10,062	106,795	(2,940)	104,685

Income tax (expense) benefit	(1,607)	(20,349)	40	(20,349)
Minority interest	440	709	424	1,887
Equity income (loss)	(2,652)	(681)	(5,125)	(1,633)

Income (loss) from continuing operations	6,243	86,474	(7,601)	84,590
Discontinued operations	7,120	820	8,286	662

Net income (loss)	$13,363	$87,294	$685	$85,252

Basic income (loss) per share:
Income (loss) from continuing operations	$0.17	$2.33	$(0.20)	$2.28
Discontinued operations	0.19	0.02	0.22	0.02

	$0.36	$2.35	$0.02	$2.30

Shares used in computation of basic income (loss) per share	37,535	37,109	37,503	37,054

Diluted income (loss) per share:
Income (loss) from continuing operations	$0.16	$1.97	$(0.20)	$1.98
Discontinued operations	0.18	0.02	0.22	0.01

	$0.34	$1.99	$0.02	$1.99

Shares used in computation of diluted income (loss) per share	41,037	44,386	38,048	44,006

See accompanying notes to Consolidated Financial Statements.

INTERNET CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2006	2005
	(in thousands)
Operating Activities
Net income (loss)	$685	$85,252
Adjustments to reconcile net loss to cash used in operating activities
(Income) loss from discontinued operations	(8,286)	(662)
Depreciation and amortization	2,783	2,687
Impairment related and other	346	2,682
Stock-based compensation	5,918	2,966
Equity loss	5,125	1,633
Other (income) loss	(13,816)	(134,897)
Minority interest	(517)	(1,887)
Changes in assets and liabilities, net of effect of acquisitions:
Restricted cash	53	342
Accounts receivable, net	(1,261)	5,369
Prepaid expenses and other assets	8,522	(355)
Accounts payable	(522)	14,844
Accrued expenses	(4,207)	(1,926)
Deferred revenue	(932)	(1,545)
Other liabilities	(44)	878
Cash flows from operating activities of discontinued operations	1,672	1,490

Cash used in operating activities	(4,481)	(23,129)

Investing Activities
Capital expenditures, net	(1,676)	(680)
Purchases of short-term investments	—	(10,597)
Proceeds from short-term investments	5,000	63,062
Proceeds from sales of marketable securities	306	16,199
Proceeds from sales of Partner Company ownership interests	5,216	137,010
Acquisitions of ownership interests in Partner Companies	(18,526)	(9,504)
Increase in cash due to deconsolidation of Partner Companies	—	4,529
Cash flows from investing activities of discontinued operations	9,000	(11)

Cash provided by (used in) investing activities	(680)	200,008

Financing Activities
Repurchase of senior convertible notes	(12,768)	—
Long-term debt and capital lease obligations, net	178	(193)
Repayment of loans to employees/stockholders	2,151	—
Cash flows from financing activities of discontinued operations	—	—

Cash used in financing activities	(10,439)	(193)
Net increase (decrease) in Cash and Cash Equivalents	(15,600)	176,686
Effect of exchange rates on cash	65	468
Cash and Cash Equivalents at beginning of period	142,659	31,586

Cash and Cash Equivalents at end of period	127,124	208,740
Less Cash and Cash Equivalents of discontinued operations at end of period	—	1,165

Cash and Cash Equivalents of continuing operations at the end of period	$127,124	$207,575

See accompanying notes to Consolidated Financial Statements.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. The Company
Description of the Company
Internet Capital Group, Inc. (the “Company”) owns and builds internet software and services companies that drive business productivity and reduce transaction costs between firms. The Company devotes its expertise and capital to maximizing the success of these platform companies, which are delivering software and service applications to customers worldwide. The Company was formed in March 1996 and is headquartered in Wayne, Pennsylvania.
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
2. Significant Accounting Policies
Basis of Presentation
The accompanying Consolidated Financial Statements are unaudited and, in the opinion of management, include all adjustments consisting only of normal and recurring adjustments necessary for a fair presentation of the results for these interim periods. These Consolidated Financial Statements should be read in connection with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Results of operations for the three and nine-month periods ended September 30, 2006 are not necessarily indicative of the results of operations expected for the full year.
The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. The Consolidated Financial Statements also include the following majority-owned subsidiaries for all or a portion of the periods indicated, each of which has been consolidated since the date the Company acquired majority voting control (collectively, the “Consolidated Subsidiaries”):

Three and Nine Months Ended September 30, 2006	Three and Nine Months Ended September 30, 2005
ICG Commerce	ICG Commerce
Investor Force	Investor Force
StarCite	StarCite (1)
CommerceQuest (2)

(1)	StarCite became a consolidated Partner Company on June 8, 2005. In August 2006, StarCite announced an agreement to consolidate with OnVantage, Inc. Following completion of the transaction, the Company’s ownership interest in the combined entity will be accounted for under the equity method of accounting. The transaction is expected to close in the first quarter of 2007, subject to certain closing conditions.

(2)	In October 2005, CommerceQuest, Inc. (“CommerceQuest”), a consolidated Partner Company, was acquired by Metastorm in exchange for an equity interest in Metastorm. Beginning October 1, 2005, Metastorm has been accounted for as an equity method Partner Company.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. Significant Accounting Policies — (Continued)
The Consolidated Balance Sheets include the following majority-owned subsidiaries at September 30, 2006 and December 31, 2005:
ICG Commerce
Investor Force
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
Although the Company’s ownership percentage in GoIndustry AG exceeded 50% at December 31, 2005, the Company did not consolidate its financial statements due to the existence of certain minority voting rights in accordance with Emerging Issues Task Force (“EITF”) No. 96-16, “Investor’s Accounting for an Investee When an Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights.” At September 30, 2006, the Company owned 35% of GoIndustry, plc (“GoIndustry”) (see Note 4).
Equity Method. Partner Companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to a Partner Company depends on an evaluation of several factors, including, among others, representation on the Partner Company’s Board of Directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the Partner Company, including voting rights associated with the Company’s holdings in common stock, preferred stock and other convertible instruments in the Partner Company. Under the equity method of accounting, a Partner Company’s accounts are not reflected within the Company’s Consolidated Balance Sheets and Statements of Operations; however, the Company’s share of the earnings or losses of the Partner Company is reflected in the “Equity income (loss)” line item in the Consolidated Statements of Operations. The carrying value of equity method Partner Companies is reflected in the “Ownership interests in Partner Companies” line item in the Company’s Consolidated Balance Sheets.

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
These estimates include evaluation of the Company’s holdings in its Partner Companies, holdings in marketable securities, asset impairment, revenue recognition, income taxes and commitments and contingencies. Certain amounts recorded to reflect the Company’s share of losses of Partner Companies accounted for under the equity method are based on unaudited results of operations of those Partner Companies and may require adjustments in the future when audits of these entities are made final. It is reasonably possible that the Company’s accounting estimates with respect to the useful life of intangible assets and the ultimate recoverability of ownership interests in Partner Companies and goodwill could change in the near term and that the effect of such changes on the financial statements could be material. At period end, the Company believes the recorded amount of ownership interests in Partner Companies and goodwill is not impaired.
Short-term Investments
Short-term investments were debt securities, principally commercial paper and certificates of deposit, that mature in less than one year. Short-term investments were classified as available for sale and are recorded at market value using the specific identification method. Short-term investments consisted of $5.0 million in certificates of deposit at December 31, 2005. All of the short-term investments outstanding at December 31, 2005 matured in 2006.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. Significant Accounting Policies — (Continued)
Escrow Receivable
The Company records escrow receivables at the time the Company is entitled to the escrow proceeds, the amount is fixed and determinable and realization is assured. The Company has recorded a $14.3 million “Escrow receivable” on its September 30, 2006 Consolidated Balance Sheet related to LinkShare (see Note 11) as all of these conditions were met. The Company received the proceeds on October 2, 2006.
Concentration of Customer Base and Credit Risk
Approximately 11% and 10% of the Company’s revenue for the three and nine months ended September 30, 2006, respectively, and 12% and 15% of the Company’s revenue for the three and nine months ended September 30, 2005, respectively, related to a single customer of ICG Commerce. Accounts receivable from this customer at September 30, 2006 and December 31, 2005 were $1.1 million.
Recent Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006, which is January 1, 2007 for the Company. The Company is currently evaluating the impact of applying the various provisions of FIN 48.
In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements”, which is applicable for fiscal years beginning after November 15, 2007. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Although SFAS No. 157 does not require any new fair value measurements, its application may, for some entities, change current practices related to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The Company is currently evaluating the impact of the adoption of SFAS No. 157 on our financial statements.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation. The impact of these changes is not material and did not affect net income or loss.
3. Equity-Based Compensation
Incentive or non-qualified equity compensation may be granted to Company employees, directors and consultants under the 2005 Omnibus Equity Compensation Plan (the “2005 Equity Plan”), the Membership Profit Interest Plan (the “MPI Plan”), the 1999 Equity Compensation Plan (the “1999 Plan”) and the LGO Corporation 2001 Equity Compensation Plan (f/k/a Logistics.com 2001 Equity Compensation Plan) (the “LGO Plan,” together with the 2005 Equity Plan, MPI Plan and the 1999 Plan, the “Plans”). Generally, the grants under the Plans vest over a two to five year period and expire eight to ten years after the date of grant. At September 30, 2006, the Company reserved approximately 527,763 shares of common stock under the Plans, for possible future issuance. Most Partner Companies also maintain their own equity compensation plans.
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
Pursuant to the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” the following table illustrates the effect on the Company’s net income (loss) and net income (loss) per share as if the fair value based method had been applied to all outstanding and unvested equity awards for the three and nine months ended September 30, 2005:

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Equity-Based Compensation — (Continued)

	Three Months ended	Nine Months ended
	September 30, 2005	September 30, 2005
	(unaudited)
	(in thousands,
	except per share data)
Net income (loss), as reported	$87,294	$85,252
Stock-based employee compensation expense included in reported net income (loss)	2,203	2,966
Total stock-based employee compensation expense determined under fair-value-based method for all awards	(2,942)	(6,443)

Pro forma net income (loss)	$86,555	$81,775

Net income (loss) per basic share, as reported	$2.35	$2.30
Pro forma net income (loss) per basic share	$2.33	$2.21
Net income (loss) per diluted share, as reported	$1.99	$1.99
Pro forma net income (loss) per diluted share	$1.97	$1.91
Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which requires the Company to recognize compensation expense based on the fair value of our stock-based awards. The Company elected the modified prospective transition method as permitted by SFAS No. 123R. Accordingly, results from prior periods have not been restated. Under this transition method, stock-based compensation expense for the three and nine months ended September 30, 2006 includes:

(a)	compensation expense for all stock-based awards granted prior to January 1, 2006, but not yet vested, based on the grant date fair value previously estimated in accordance with the original provisions of SFAS No. 123; and

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

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Equity Based Compensation — (Continued)
The following table is a summary of the Company’s stock-based compensation expense ($’s in millions):

						Weighted
						Average Years
						Remaining of
					Unrecognized	Stock-Based
					Stock-Based	Compensation
					Compensation at	expense at
	Three months ended		Nine months ended		September 30,	September 30,
	September 30,		September 30,		2006	2006
	2006	2005	2006	2005
SARs	$1.0	$0.7	$3.2	$0.7	$11.1	2.8
Stock Options	$0.1	$—	$0.4	$—	$0.3	0.7
Restricted Stock	$0.7	$1.3	$2.0	$2.1	$5.2	1.9
DSUs	$0.1	$0.2	$0.3	$0.2	$0.1	0.4

Stock-Based Compensation	$1.9	$2.2	$5.9	$3.0	$16.7

Stock-Based Compensation is included in “Selling, General and Administrative” on the Company’s Consolidated Statements of Operations.
Stock Appreciation Rights and Stock Options
In 2005 and 2006, the Company issued stock appreciation rights (“SARs”) to certain employees. The Company granted SARs at a base price equal to the fair market value of its common stock on the date of grant, as determined by the most recent closing share price of the Company’s common stock prior to the Board of Directors meeting at which the grant was made, as reported on The Nasdaq Stock Market. Each SAR represents the right of the holder to receive, upon exercise of the SAR, shares of common stock equal to the amount by which the fair market value of a share of common stock on the date of exercise of the SAR exceeds the base price of the SAR. The fair value of each SAR was estimated on the date of the grant using the Black-Scholes option-pricing model. The SARs vest primarily over four years. The per share weighted-average fair value of SARs issued in 2005 was $4.43 per share. The per share weighted-average fair value of SARs issued by the Company during the nine months ended September 30, 2006 was $5.59 per share.
Changes in SARs for the three and nine months ended September 30, 2006 were as follows:

		Weighted	Weighted
		Average Grant	Average
	SARs	Price	Fair Value
Issued at December 31, 2005	3,605,500	$7.34	$4.43
SARs granted	137,600	$9.50	$5.79

Issued at March 31, 2006	3,743,100	$7.42	$4.50
SARs granted	50,000	$8.18	$5.04

Issued at June 30, 2006	3,793,100	$7.43	$4.49
SARs cancelled	(156,771)	$7.34	$4.43

Issued at September 30, 2006	3,636,329	$7.43	$4.49

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Equity-Based Compensation — (Continued)
The following table summarizes information about SARs outstanding at September 30, 2006:

				Aggregate Intrinsic
			Weighted Average	Value of SARs
			Remaining Contractual Life	Outstanding at
	SARs	SARs	of SARs Outstanding	September 30, 2006
Grant Price	Outstanding	Exercisable	(in Years)	(in thousands)
$7.34	3,443,729	1,045,657	8.8	$7,266
$8.14 — $9.50	192,600	40,133	9.5	$70

	3,636,329	1,085,790		$7,336

The fair value of each stock option was estimated on the date of the grant using the Black-Scholes option-pricing model. The weighted-average grant date fair value of stock options issued by the Company during the nine months ended September 30, 2005 was $5.06 per share. The weighted-average grant date fair value of stock options issued by the Company during the nine months ended September 30, 2006 was $5.74 per share. Stock options generally vest over four years.
Changes in stock options for the three and nine months ended September 30, 2006 were as follows:

		Weighted	Weighted Average
		Average	Grant Date
	Shares	Exercise Price	Fair Value
Issued at December 31, 2005	726,887	$37.24	$30.44
Options cancelled/forfeited	(37,498)	$34.90	$29.88

Issued at March 31, 2006	689,389	$37.37	$30.46
Options granted	250	$9.34	$5.74

Issued at June 30, 2006	689,639	$37.37	$30.46
Options cancelled	(13,279)	$35.31	$30.27

Issued at September 30, 2006	676,360	$37.41	$30.42

The following table summarizes information about stock options outstanding at September 30, 2006:

			Weighted Average	Aggregate Intrinsic
			Remaining Contractual Life	Value at
	Shares	Shares	of Shares Outstanding	September 30, 2006
Exercise Price	Outstanding	Exercisable	(in Years)	(in thousands)
$4.59 — $8.00	137,224	106,068	6.5	$578
$8.01 — $12.00	186,483	172,065	6.3	$108
$12.01 — $20.00	127,199	127,199	4.9	$—
$20.01 — $2,210.00	225,454	225,449	4.4	$—

	676,360	630,781		$686

At September 30, 2006 and December 31, 2005, there were 630,781 and 634,948 options exercisable at a weighted-average exercise price of $39.44 and $41.62 per share, respectively.
The following assumptions were used to determine the fair value of stock options and SARs granted to employees by the Company for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Expected volatility	—	60%	60%	60-70%
Expected term	—	6.25 years	6.25 years	6.25 years
Risk-free interest rate	—	3.84-4.04%	4.55-5.10%	3.84-4.13%
Dividend yield	—	0.0%	0.0%	0.0%

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Equity-Based Compensation — (Continued)
The Company estimates the grant date fair value of stock options using the Black-Scholes option-pricing model, which requires the input of highly subjective assumptions. These assumptions include estimating the expected term of the award and the estimated volatility of our stock price over the expected term. Changes in these assumptions as well as a change in the estimated forfeitures of stock option awards can materially affect the amount of stock-based compensation recognized in the Consolidated Statements of Operations. Changes in the derived requisite service period can materially affect the amount of stock-based compensation recognized in the Consolidated Statements of Operations.
Restricted Stock
During the nine months ended September 30, 2006, the Company issued 47,520 shares of restricted stock. Changes in restricted stock for the three and nine months ended September 30, 2006 are shown in the following table:

		Weighted
		Average Grant
	Shares	Date Fair Value
Issued and unvested, January 1, 2006	1,133,065	$7.15
Granted	37,520	$9.50
Vested	(23,863)	$7.20

Issued and unvested, March 31, 2006	1,146,722	$7.23
Granted	10,000	$8.18

Issued and unvested, June 30, 2006	1,156,722	$7.24
Vested	(97,375)	$6.62
Forfeited	(37,500)	$7.34

Issued and unvested, September 30, 2006	1,021,847	$7.30

Recipients of restricted stock did not pay any cash consideration to the Company for the shares, have the right to vote all shares subject to the grant and receive all dividends with respect to the shares, whether or not the shares have vested. The 2006, 2005 and 2004 restricted stock grants were valued at $0.4 million, $6.0 million and $4.4 million, respectively, and are being amortized over the vesting period. The 2006 restricted stock grants primarily vest 33% in 2006 and ratably 33% each November through 2008. The 2005 restricted stock grants vested 25% in 2005 and ratably 25% per year through 2008. The 2004 restricted stock grants generally vest ratably over four years with acceleration provisions based on certain operating metrics.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Equity-Based Compensation — (Continued)
Deferred Stock Units
During the nine months ended September 30, 2006, the Company issued deferred stock units (“DSUs”) to the Company’s non-management directors valued at $0.2 million. Changes in DSUs for the three and nine months ended September 30, 2006 are shown in the following table:

		Weighted Average Grant Date
	DSUs	Fair Value
Issued and unvested, January 1, 2006	74,062	$7.34
Granted	31,128	$8.90
Vested	(83,690)	$7.44

Issued and unvested, March 31, 2006	21,500	$9.20

Granted	9,393	$9.42
Vested	(9,393)	$9.42

Issued and unvested, June 30, 2006	21,500	$9.20

Granted	8,127	$9.00
Vested	(8,127)	$9.00

Issued and unvested, September 30, 2006	21,500	$9.20

The Company issues quarterly compensation payments to non-management directors for service on the Company’s Board of Directors. The director can elect to receive such payments in whole or in part in the form of DSUs in lieu of cash under the Internet Capital Group, Inc. Director Deferred Stock Unit Program. The DSUs are issued at a 25% discount to the fair market value of the Company’s common stock at the date of issuance. The Company records an expense when these DSUs are issued.
Consolidated Partner Companies
The Company also included its share of its Partner Companies’ SFAS No. 123 pro forma expense in the Company’s SFAS No. 123 pro forma expense.
The Company’s consolidated Partner Companies recorded $0.1 million of compensation expense related to these awards during the nine months ended September 30, 2006.
At September 30, 2006, the total unrecognized compensation cost related to non-vested stock options granted under the consolidated Partner Companies’ plans was $0.3 million. That cost is expected to be recognized over a weighted-average period of 3.3 years.
Other
In 1999, the Company accepted full recourse promissory notes totaling $79.8 million from certain employees and a director as consideration for exercising all or a portion of their vested and unvested stock options issued under the 1999 Plan (a total of 1,799,575 shares of common stock were issued in connection with these exercises). These notes receivable were recorded as a reduction of stockholders’ equity (deficit). Through December 31, 2002, of the $79.8 million original principal balance, the Company received cash payments of $16.0 million and $33.2 million in connection with employees’ termination of employment, primarily through the repurchase of unvested shares, at the lower of cost or fair market value, and vested shares, at fair market value. The remaining principal balance of the option loans at December 31, 2002 was $30.6 million, secured by 792,716 shares of the Company’s common stock.
In 1999 and 2000, the Company made loans to employees to pay income taxes that became due in connection with the above-described option exercises. The outstanding principal and accrued interest balance on these loans at December 31, 2005 totaled approximately $4.8 million (including $3.6 million in principal and $1.2 million in interest) against which the Company recorded a reserve of approximately $2.0 million. The

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Equity-Based Compensation — (Continued)
remaining balance of $2.8 million was included in “Prepaid expenses and other current assets” on the Company’s December 31, 2005 Consolidated Balance Sheet. Approximately $1.5 million of $2.8 million was received by the Company in February 2006 (see below). The $1.3 million balance remaining is due in December 2006.
In 2001 and 2002, certain employees’ and former employees’ loans were modified from full recourse to 25% recourse of the original above-described option loan principal, the interest rate on the loans was modified to the applicable federal rate as of the date of modification and extension of the term of the loans from five years to (1) the earlier of December 1, 2006 or 3 years after separation of employment for the 2001 modifications and (2) to December 1, 2006 for the 2002 modifications. These modifications to the loans resulted in accounting for the loans and 774,716 shares of underlying common stock as options. Accordingly, these options have been treated for accounting purposes as variable awards since the modification date. The impact of these variable awards has not been significant through September 30, 2006. Additionally, accrued interest on these loans has been fully reserved for since the modification date.
During 2003 and 2004, the Company received cash payments totaling $0.6 million relating to these loans.
Loans to a certain former employee matured at the end of 2005. The remaining principal of $0.1 million and nominal interest on this employee’s loans were nonrecourse. At maturity, the Company foreclosed on the 1,993 shares of Company common stock securing this former employee’s loans and reflected the foreclosure as a “Repurchase of common stock from former employees” on the Company’s Consolidated Statements of Stockholders’ Equity (Deficit) in the Company’s December 31, 2005 Annual Report on Form 10-K.
Loans made to another former employee in 1999 matured in February 2006. The remaining principal and interest on this former employee’s loans totaled $13.6 million at maturity, of which $2.2 million was recourse. At maturity, the recourse portion of the loan was collected. $2.0 million was applied to the principal portion of the tax loan (plus accrued interest) with the balance of $0.2 million applied to additional paid-in capital. The Company foreclosed on the 215,000 shares of Company common stock securing the non-recourse portion.
Loans made to two other former employees in 1999 and 2000 matured in May and June 2006, respectively. The remaining principal and interest on these loans was $4.9 million at maturity, all of which was nonrecourse. The Company foreclosed on the 102,304 shares of Company common stock securing these loans at maturity.
At September 30, 2006 and December 31, 2005, the principal balance on these loans totaled $19.9 million and $33.5 million, respectively. The remaining of the above-described tax and option loans mature in December 2006. At September 30, 2006, these loans have recourse balances of approximately $2.8 million and are secured by 465,419 shares of Company common stock, including 366,926 shares held by three of the executive officers of the Company. At maturity in December 2006, the Company expects to collect the recourse portions of loans and foreclose on the 465,419 shares of Company common stock securing these loans. The foreclosure will be reflected as “Repurchase of common stock” on the Company’s Consolidated Statements of Stockholder’s Equity (Deficit) in the Company’s December 31, 2006 Annual Report on Form 10-K. Additionally, the individuals are expected to file the appropriate Form 4 filings with the SEC reflecting the foreclosure on the 366,926 shares held by the CEO, CFO and a Managing Director of Operations as sales of securities.
Other than the $2.8 million (December 31, 2005) and $1.3 million (September 30, 2006) tax loans discussed above and $0.3 million reflected as “Note Receivable-Stockholders,” these option and tax loans were no longer recorded on the Company’s Consolidated Balance Sheets at September 30, 2006 and December 31, 2005.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. Ownership interests in Partner Companies, Goodwill and Intangibles, net
The following table summarizes the Company’s goodwill, other intangibles, and ownership interests in Partner Companies.

	September 30,	December 31,
	2006	2005
	(unaudited)
	(in thousands)
Goodwill	$18,641	$17,794

Intangibles, net	$1,866	$3,407

Ownership interests in Partner Companies — Equity Method	$80,884	$67,617
Ownership interests in Partner Companies — Cost Method	3,836	3,836

	$84,720	$71,453

As of September 30, 2006 and December 31, 2005, all of the Company’s goodwill was allocated to the Core segment, as defined in Note 8 herein.
Goodwill increased from December 31, 2005 to September 30, 2006 as a result of an acquisition of additional shares of ICG Commerce, as well as final purchase price adjustments/other at StarCite and Investor Force.
Intangibles, net are shown in the tables below:

		As of September 30, 2006
		(unaudited)
		(in thousands)
	Useful	Gross Carrying	Accumulated	Net Carrying
Intangible Assets	Life	Amount	Amortization	Amount
Technology	1.5-5 years	$18,117	$(17,875)	$242
Customer lists	3 years	2,456	(1,011)	1,445
Trade name	Indefinite	179	—	179

		$20,752	$(18,886)	$1,866

		As of December 31, 2005
		(in thousands)
	Useful	Gross Carrying	Accumulated	Net Carrying
Intangible Assets	Life	Amount	Amortization	Amount
Technology	1.5-5 years	$18,105	$(17,229)	$876
Customer lists	3 years	2,599	(247)	2,352
Trade name	Indefinite	179	—	179

		$20,883	$(17,476)	$3,407

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. Ownership Interests in Partner Companies, Goodwill and Intangibles, net — (Continued)
Amortization expense for intangible assets during the three and nine months ended September 30, 2006 was $0.3 million and $1.4 million, respectively, and during the three and nine months ended September 30, 2005 was $0.6 million and $1.5 million, respectively. Estimated amortization expense for the fiscal year ending December 31, 2006 and succeeding fiscal years is as follows (in thousands):

2006 (remainder)	$320
2007	1,168
2008	199

$1,687

Acquisitions
During the three months ended June 30, 2006, the Company acquired an additional ownership position in ICG Commerce by purchasing stock from another stockholder. The assets and liabilities for the acquisition were allocated as follows:

ICG Commerce
(in thousands)
Net Assets Acquired:

Goodwill	$482
Other net assets	417

$899

In June 2005, the Company acquired a majority ownership position in a Partner Company, StarCite, which was accounted for under the purchase method of accounting. The purchase price, including the carrying value of the ownership interest for a Partner Company previously accounted for under the equity method, was allocated to the assets and the liabilities based upon their fair values at the date of the acquisition. The assets and liabilities for the acquisition were allocated as follows:

StarCite
(in thousands)
Net Assets Acquired:
Goodwill	$2,102
Customer base	2,513
Technology	75
Trade name	179
Other net assets (liabilities)	(1,659)

$3,210

The following is unaudited selected pro forma financial information had the Company consolidated StarCite for the nine months ended September 30, 2005. For the nine months ended September 30, 2005, revenue, net income and net income per basic and diluted share would have been $42.9 million, $85.1 million and $1.99 per basic and diluted share, respectively. Investor Force was consolidated beginning January 1, 2005.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. Ownership Interests in Partner Companies, Goodwill and Intangibles, net — (Continued)
Dispositions/Impairments
In October 2005, CommerceQuest, a consolidated Partner Company at that time, was acquired by Metastorm. In exchange for the Company’s interest in CommerceQuest and as a result of a concurrent financing, the Company owns 41% of Metastorm. Based on the estimated fair value of the Company’s ownership interest in Metastorm, the Company recorded an impairment charge of approximately $2.7 million during the three months ended September 30, 2005 related to $1.8 million of goodwill and $0.9 million of intangibles. Beginning October 1, 2005, Metastorm was accounted for under the equity method of accounting.
The following unaudited summarized financial information relates to the Company’s Partner Companies accounted for under the equity method of accounting at September 30, 2006.
This information has been compiled from the financial statements of the respective Partner Companies.
Balance Sheets (Unaudited)

	As of September 30, 2006
		Other
	Core (1)	Holdings (2)	Total
	(unaudited)
	(in thousands)
Cash, cash equivalents and short-term investments	$21,642	$18,745	$40,387
Other current assets	20,505	28,543	49,048
Other non-current assets	61,100	50,266	111,366

Total assets	$103,247	$97,554	$200,801

Current liabilities	$35,378	$40,167	$75,545
Non-current liabilities	110	2,317	2,427
Long-term debt	7,513	6,509	14,022
Stockholders’ equity	60,246	48,561	108,807

Total liabilities and stockholders’ equity	$103,247	$97,554	$200,801

Total carrying value	$71,266	$9,618	$80,884

(1)	Includes (voting ownership): Freeborders (33%), Marketron (38%), Metastorm (41%), Vcommerce (36%) and WhiteFence (39%).

(2)	Includes (voting ownership): ComputerJobs.com, Inc. (“ComputerJobs”) (46%), CreditTrade (27%), eCredit.com, Inc. (“eCredit”) (29%) and GoIndustry (35%).

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. Ownership Interests in Partner Companies, Goodwill and Intangibles, net — (Continued)

	As of December 31, 2005
		Other
	Core (3)	Holdings (4)	Total
	(in thousands)
Cash, cash equivalents and short-term investments	$20,324	$30,834	$51,158
Other current assets	19,807	34,971	54,778
Other non-current assets	62,011	57,418	119,429

Total assets	$102,142	$123,223	$225,365

Current liabilities	$32,053	$57,173	$89,226
Non-current liabilities	274	1,714	1,988
Long-term debt	5,129	14,147	19,276
Stockholders’ equity	64,686	50,189	114,875

Total liabilities and stockholders’ equity	$102,142	$123,223	$225,365

Total carrying value	$61,357	$6,260	$67,617

(3)	Includes (voting ownership): Freeborders (48%), Marketron (38%), Metastorm (41%) and WhiteFence (39%).

(4)	Includes (voting ownership): ComputerJobs (46%), CreditTrade (27%), eCredit (31%) and GoIndustry AG (54%).
Results of Operations (Unaudited)

	Three Months Ended September 30, 2006			Nine Months Ended September 30, 2006
		Other			Other
	Core (5)	Holdings (6)	Total	Core (5)	Holdings (6)	Total
	(unaudited)
	(in thousands)
Revenue	$25,608	$27,575	$53,183	$71,593	$83,899	$155,492

Net income (loss)	$(3,868)	$(6,263)	$(10,131)	$(10,257)	$(9,247)	$(19,504)

Components of equity loss:
Core/Other Holdings	$(1,295)	$(1,357)	$(2,652)	$(3,124)	$(2,001)	$(5,125)

(5)	Includes (voting ownership): Freeborders (33%), Marketron (38%), Metastorm (41%), Vcommerce (36%) and WhiteFence (39%).

(6)	Includes (voting ownership): ComputerJobs (46%), CreditTrade (27%), eCredit (29%) and GoIndustry (35%).

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. Ownership Interests in Partner Companies, Goodwill and Intangibles, net — (Continued)

	Three Months Ended September 30, 2005				Nine Months Ended September 30, 2005
		Other	Dipositions			Other	Dispositions/
	Core (7)	Holdings (8)	/Other (9)	Total	Core (7)	Holdings (8)	Other (9)	Total
	(unaudited)
	(in thousands)
Revenue	$8,154	$29,359	$14,932	$52,445	$30,437	$87,591	$46,147	$164,175

Net income (loss)	$(2,497)	$(1,798)	$1,322	$(2,973)	$(7,737)	$(1,421)	$4,916	$(4,242)

Components of equity loss:
Core/Other Holdings	$(1,074)	$(333)	$726	$(681)	$(3,365)	$(412)	$2,144	$(1,633)

(7)	Includes (voting ownership): Freeborders (48%), and Marketron (38%).

(8)	Includes (voting ownership): ComputerJobs (46%), CreditTrade (30%), eCredit (31%) and GoIndustry AG (54%).

(9)	Includes (voting ownership): Co-nect, Inc. (36%) and LinkShare (40%).
Other Equity Company Information
In January 2006, GoIndustry, through a reverse merger, listed its securities on the AIM Exchange of the London Stock Exchange. The Company holds 69,177,300 shares of GoIndustry common stock with a value of approximately $19.2 million as of September 30, 2006 (determined using the closing price on the AIM exchange) and may receive an additional 11,964,602 shares of GoIndustry common stock as contingent consideration in 2007 in connection with the reverse merger. The Company is restricted from selling shares of GoIndustry until January 4, 2007. In connection with GoIndustry’s reverse merger and a financing round completed during the first six months of 2006, the Company recorded its share of GoIndustry’s equity adjustment as an increase to “Additional paid-in capital” on its Consolidated Balance Sheets. The Company’s equity company carrying value of GoIndustry at September 30, 2006 was approximately $4.8 million.
In July 2006, CreditTrade entered into an agreement to merge with a subsidiary of Creditex Group, Inc., and the Company entered into an agreement to acquire common stock of Creditex Group, Inc. Following completion of the merger and the stock purchase, the Company will have an ownership interest in Creditex Group, Inc. below 20%; therefore, Creditex Group, Inc. will be accounted for under the cost method of accounting. The transaction is expected to close in the fourth quarter of 2006, subject to certain closing conditions.
In August 2006, StarCite announced an agreement to consolidate with OnVantage, Inc. Following completion of the transaction, the Company’s ownership interest in the combined entity will be accounted for under the equity method of accounting. The transaction is expected to close in the first quarter of 2007, subject to certain closing conditions.
Warrants
At September 30, 2006 and December 31, 2005, the estimated fair value of warrants owned by the Company was approximately $1.0 million and $1.8 million, respectively, and is included in “Other assets” in the Company’s Consolidated Balance Sheets. In April 2006, the Company exercised 78,737 warrants of Traffic.com, Inc. (“Traffic.com”) in a cashless transaction for 70,843 shares of Traffic.com. The shares of Traffic.com had a fair value of $0.5 million on the date the transaction occurred. The Company recorded losses related to the decrease in the fair value of outstanding warrants of $0.3 million in the nine months ended September 30, 2006. These losses are included in “Other income (loss), net” on the Company’s Consolidated Statements of Operations (see Note 11).

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5. Marketable Securities
Marketable securities represent the Company’s holdings in equity securities. The cost, unrealized holding gains/(losses), and fair value of marketable securities at September 30, 2006 and December 31, 2005 were as follows:

			Unrealized
	Common Shares		Holding
	Owned	Cost	Gains/(Losses)	Fair Value
	(in thousands, except shares)
September 30, 2006
Blackboard, Inc. (“Blackboard”)	2,187,060	$3,162	$56,038	$59,200
Traffic.com	665,901	530	2,833	3,363
Other		—	56	56

		$3,692	$58,927	$62,619

December 31, 2005
Blackboard	2,187,060	$3,162	$60,219	$63,381
Other		—	44	44

		$3,162	$60,263	$63,425

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
In 2006, the Company entered into the following cashless collar contracts to hedge 625,000 shares of its holdings of Blackboard common stock:

		Minimum		Maximum
Shares	Maturity	Price per	Minimum	Price per	Maximum
Hedged	Date	Share	Worth	Share	Worth
500,000	March 15, 2010	$22.4419	$11.2 million	$55.4982	$27.7 million
125,000	April 15, 2010	$23.2841	$ 2.9 million	$59.8307	$ 7.5 million
The contracts limit the Company’s exposure to and benefits from price fluctuations in the underlying equity securities.
The Blackboard collars are designated as cash flow hedges. Accordingly, management has evaluated the expected timing of the hedged forecasted transactions to deliver the underlying shares to settle the collar, and it believes that these forecasted transactions are probable of occurring in the period specified in the related hedge documentation. Changes in the forward contract’s fair value are recognized in accumulated other comprehensive income until they are recognized in earnings when the collar matures. If the delivery of the contracted shares does not occur, or it becomes probable that it will not occur, the gain or loss on the related cash flow hedge will be recognized in earnings at that time. No components of the collar are excluded in the measurement of hedge effectiveness. The critical terms of the collar are the same as the underlying forecasted transactions; therefore, changes in the fair value of the collar are anticipated to be effective in offsetting changes in the expected cash flows from the forecasted transactions. No gains or losses related to ineffectiveness of cash flow hedges were recognized in earnings for the three and nine months ended September 30, 2006. The fair value of the Blackboard hedges was $1.2 million at September 30, 2006 and is reflected as an asset in “Marketable Securities.”

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5. Marketable Securities — (Continued)
During the three and nine months ended September 30, 2005, the Company sold 125,000 shares and 825,000 shares, respectively, of Blackboard and received proceeds of $5.3 million and $16.1 million, respectively. The gains on the Blackboard sales for the three and nine months ended September 30, 2005, of $3.0 million and $15.9 million, respectively, are reflected in “Other income (loss), net” in the Company’s Consolidated Statements of Operations. See Note 11.
During the three and nine months ended September 30, 2005, the Company recorded a $1.3 million impairment charge for the other than temporary decline in the fair market value of Verticalnet, Inc., which is included in “Other Income (loss), net” in the Company’s Consolidated Statements of Operations. During the three months ended September 30, 2005, the Company sold 253,500 shares of Verticalnet, Inc. and received proceeds of $0.1 million. See Note 11.
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
In May 2006, the Company repurchased $10.4 million of face value of its senior convertible notes for $12.8 million in cash, including accrued interest. The Company recorded a $2.5 million loss on the repurchase (including $0.2 million for the acceleration of deferred financing fees) during the nine months ended September 30, 2006 related to this transaction. As of September 30, 2006, the amount of senior convertible notes outstanding is $26.6 million.
In October and November 2005, the Company repurchased an aggregate of $23.0 million of principal amount in total of the April 2009 senior convertible notes for $28.4 million in cash. The Company recorded a $5.9 million loss on the repurchase during the three months ended December 31, 2005, including approximately $0.5 million related to the acceleration of deferred financing fees.
The Company recorded interest expense of $0.4 million and $1.2 million, respectively, for the three and nine months ended September 30, 2006 and $0.9 million and $2.5 million for the three and nine months ended September 30, 2005, respectively, related to these notes, including $0.1 million related to the amortization of deferred financing fees in each period. Included in “Other assets” in the accompanying Consolidated Balance Sheets at September 30, 2006 and December 31, 2005 were $0.4 million and $0.7 million, respectively, of deferred financing fees.
Other Long-Term Debt
At September 30, 2006, StarCite has other debt of $3.1 million, which primarily consists of notes payable of $3.0 million that bear interest at an annual rate of 6.0% and mature in May 2009.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6. Debt — (Continued)
At September 30, 2006, ICG Commerce has an outstanding note payable of $1.5 million, of which $0.8 million is due within the next twelve months, that bears interest at an annual rate of 5.0%.
Other long-term debt repayments of $0.9 million, $1.0 million, $0.2 million and $3.0 million are due within one year, due within one to two years, due within two to three years and due in greater than three years, respectively.
Loan and Credit Agreements
On September 30, 2002, the Company entered into a loan agreement with Comerica Bank to provide for the issuance of letters of credit (the “Loan Agreement”). The Loan Agreement provided for issuances of letters of credit up to $20.0 million subject to a cash-secured borrowing base as defined by the Loan Agreement. The Loan Agreement was reduced to $10.0 million in 2004. In December 2005, the Loan Agreement was extended to December 14, 2006. Issuance fees of 0.50% per annum of the face amount of each letter of credit will be paid to Comerica Bank subsequent to issuance. The Loan Agreement also is subject to a 0.25% per annum unused commitment fee payable to the bank quarterly. No amounts were outstanding at September 30, 2006 and December 31, 2005.
7. Discontinued Operations
In August 2006, Investor Force completed the sale of its database division to Morningstar, Inc. (“Morningstar”) for $10.0 million. Cash proceeds to Investor Force of $9.0 million were received in August 2006, and $1.0 million was placed into escrow with an anticipated release in August 2007. The Company recorded a gain of approximately $7.0 million on this transaction for the three months ended September 30, 2006. The $1.0 million placed in escrow will be recognized as an additional gain when the amount of the escrow proceeds are fixed and determinable and realization is assured. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), this division has been treated as a discontinued operation. Accordingly, the operating results of this discontinued operation have been presented separately from continuing operations and are included in the line item “Discontinued operations” in the Company’s Consolidated Statements of Operations.
Investor Force’s database division had revenues of $0.2 million and $1.6 million for the three and nine months ended September 30, 2006, respectively. The Company’s share of Investor Force’s database division net income was $0.1 million and $1.2 million for the three and nine months ended September 30, 2006, respectively.
Investor Force’s database division had revenues of $0.7 million and $2.3 million for the three and nine months ended September 30, 2005, respectively. The Company’s share of Investor Force’s database division net income was $0.6 million and $1.3 million for the three and nine months ended September 30, 2005, respectively.
During the nine months ended September 30, 2006, the Company received additional proceeds for $0.1 million related to an escrow release from the sale of Delphion, Inc.
In 2005, ICG Commerce entered into an agreement to sell its German subsidiary for nominal consideration. The Company recorded a loss of $2.3 million on this transaction in the fourth quarter of 2005. The sale closed in January 2006. In accordance with SFAS No. 144, this subsidiary has been treated as a discontinued operation. Accordingly, the operating results of this discontinued operation have been presented separately from continuing operations and are included in the line item “Discontinued operations” in the Company’s Consolidated Statements of Operations.
ICG Commerce’s German subsidiary had revenues of $2.4 million and $7.4 million for the three and nine months ended September 30, 2005, respectively. The Company’s share of net income (loss) for ICG Commerce’s German subsidiary was net income of $0.3 million and net loss of $0.7 million for the three and nine months ended September 30, 2005, respectively.

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
Segment Information
(unaudited)
(in thousands)

				Reconciling Items
				Discontinued
				Operations
		Other	Total	and				Consolidated
	Core	Holdings	Segment	Dispositions	Corporate	Other		Results
Three Months Ended September 30, 2006
Revenues	$16,576	$—	$16,576	$—	$—	$—		$16,576
Net income (loss)	$(3,656)	$(1,357)	$(5,013)	$7,120	$(3,297)	$14,553	*	$13,363
Assets	$131,545	$8,685	$140,230	$—	$189,880	$—		$330,110
Capital Expenditures	$(423)	$—	$(423)	$—	$(11)	$—		$(434)

Three Months Ended September 30, 2005
Revenues	$14,647	$—	$14,647	$—	$—	$—		$14,647
Net income (loss)	$(6,869)	$(333)	$(7,202)	$1,546	$(5,708)	$98,658	*	87,294
Assets	$110,331	$13,965	$124,296	$12,738	$262,123	$—		$399,157
Capital Expenditures	$(229)	$—	$(229)	$—	$(3)	$—		$(232)

Nine Months Ended September 30, 2006
Revenues	$47,737	$—	$47,737	$—	$—	$—		$47,737
Net income (loss)	$(9,360)	$(2,001)	$(11,361)	$8,286	$(10,706)	$14,466	*	$685
Assets	$131,545	$8,685	$140,230	$—	$189,880	$—		$330,110
Capital Expenditures	$(1,635)	$—	$(1,635)	$—	$(41)	$—		$(1,676)

Nine Months Ended September 30, 2005
Revenues	$35,531	$—	$35,531	$—	$—	$—		$35,531
Net income (loss)	$(18,704)	$(412)	$(19,116)	$2,806	$(13,211)	$114,773	*	$85,252
Assets	$110,331	$13,965	$124,296	$12,738	$262,123	$—		$399,157
Capital Expenditures	$(554)	$—	$(554)	$(11)	$(126)	$—		$(691)

*

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Other income (loss) (Note 11)	$15,720	$120,995	$14,002	$135,932
Income tax (expense) benefit	(1,607)	(20,349)	40	(20,349)
Minority interest	440	709	424	1,887
Impairment (Note 4)	—	(2,697)	—	(2,697)

	$14,553	$98,658	$14,466	$114,773

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9. Parent Company Financial Information
Parent company financial information is provided to present the financial position and results of operations of the Company and its wholly-owned subsidiaries as if the Partner Companies accounted for under the consolidation method of accounting were accounted for under the equity method of accounting for all applicable periods presented. The Company’s share of the consolidated Partner Companies’ losses is included in “Equity loss” in the Parent Company Statements of Operations for all periods presented based on the Company’s ownership percentage in each period. The carrying value of the consolidated companies as of September 30, 2006 and December 31, 2005 is included in “Ownership interests in Partner Companies” in the Parent Company Balance Sheets.
Parent Company Balance Sheets

	As of September 30, 2006	As of December 31, 2005
	(unaudited)
	(in thousands)
Assets
Cash and cash equivalents	$108,563	$129,555
Other current assets	18,126	14,226

Current assets	126,689	143,781
Ownership interests in Partner Companies	110,506	94,639
Marketable securities	62,619	63,425
Other	1,555	2,815

Total assets	$301,369	$304,660

Liabilities and stockholders’ equity
Current liabilities	$7,568	$11,415
Senior convertible notes	26,590	37,000
Stockholders’ equity	267,211	256,245

Total liabilities and stockholders’ equity	$301,369	$304,660

Parent Company Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		(unaudited)
		(in thousands)
Revenue	$—	$—	$—	$—
Operating expenses
General and administrative	5,371	5,474	15,819	12,249
Impairment related and other	—	2,697	—	2,697

Total operating expenses	5,371	8,171	15,819	14,946

	(5,371)	(8,171)	(15,819)	(14,946)
Other income (loss), net *	22,840	120,995	21,247	135,932
Interest income (expense), net	2,074	(234)	5,114	(962)

Income (loss) before income taxes and equity loss	19,543	112,590	10,542	120,024

Income tax (expense) benefit	(1,607)	(20,349)	40	(20,349)
Equity loss	(4,573)	(4,947)	(9,897)	(14,423)

Net income (loss)	$13,363	$87,294	$685	$85,252

*	For purposes of Parent Company reporting, the $7.1 million and $7.2 million gain from discontinued operations (see Note 7) is included in the “Other income (loss) net” line item for the three and nine months ended September 30, 2006, respectively.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9. Parent Company Financial Information — (Continued)
Parent Company Statements of Cash Flows

	Nine Months Ended
	September 30,
	2006	2005
	(unaudited)
	(in thousands)
Operating Activities
Net income (loss)	$685	$85,252
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities
Depreciation and amortization	100	103
Impairment related and other	—	2,697
Stock-based compensation	5,863	2,958
Equity loss	9,897	9,476
Other (income) loss	(21,247)	(135,932)
Changes in assets and liabilities, net of effect of acquisitions:
Prepaid expenses and other assets	10,176	335
Accounts payable	(1,161)	20,402
Accrued expenses	(3,021)	(778)

Cash provided by (used in) operating activities	1,292	(10,540)
Investing Activities
Capital expenditures, net	(41)	(126)
Proceeds from sales of marketable securities	306	16,199
Proceeds from sales of ownership interests in Partner Companies	5,216	137,010
Acquisitions of ownership interests in Partner Companies, net	(17,148)	(16,034)
Purchase of short-term investments	—	62,862
Proceeds from maturities of short-term investments	—	(4,922)

Cash provided by (used in) investing activities	(11,667)	194,989
Financing Activities
Repurchase of senior convertible notes	(12,768)	—
Repayment of loans from former employees	2,151	—

Cash provided by (used in) financing activities	(10,617)	—

Net increase (decrease) in cash and cash equivalents	(20,992)	184,449
Cash and cash equivalents at beginning of period	129,555	9,345

Cash and cash equivalents at end of period	$108,563	$193,794

10. Income Taxes
The effective tax rate for the third quarters of 2006 and 2005, respectively, differs from the 35% statutory rate, primarily due to the utilization of losses for which a valuation allowance had previously been provided. The amount of carryforward losses that the Company was permitted to utilize was limited, due to the change in ownership experienced by the Company in 2004. Income tax expense of approximately $1.6 million during the three months ended September 30, 2006 is primarily the result of the reversal of tax benefits recorded in the first and second quarters of 2006.
At December 31, 2005, an income tax receivable of $8.4 million was included in the “Prepaid expenses and other current assets” line item on the Company’s December 31, 2005 Consolidated Balance Sheets. The Company has received approximately $8.2 million during the nine months ended September 30, 2006. The remaining $0.2 million has been applied to the Company’s obligation to pay interest on the portion of the taxable gain from the sale of LinkShare, related to the escrow that was deferred to 2006. This interest is being amortized ratably over 2006.
The Company had federal net operating loss carry forwards of approximately $422.0 million that may be used to offset future taxable income. The Company also had capital loss carry forwards of approximately $757.0 million that may be used to offset future capital gains. The net operating loss carry forwards, as well as certain other deferred tax assets, are subject to significant limitations on their utilization due to ownership changes experienced by the Company and certain consolidated Partner Companies. The annual limitation on the utilization of net operating loss carry forwards is approximately $14.5 million. These carry forwards expire at various times between 2014 and 2023, and the capital loss carry forwards expire at various times between 2006 and 2010. Additional limitations on the utilization of these carry forwards may be imposed if the Company experiences another change in ownership.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
10. Income Taxes — (Continued)
A valuation allowance has been provided for the Company’s net deferred tax asset, as the Company believes, after evaluating all positive and negative evidence, historical and prospective, that it is more likely than not that these benefits will not be realized.
11. Other Income (Loss)
Other income (loss), net consists of the effect of transactions and other events relating to the Company’s ownership interests in its Partner Companies and its operations in general.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(unaudited)
		(in thousands)
Gain on LinkShare sale (Note 4)	$14,343	$119,753	$14,349	$119,753
Debt repurchases (Note 6)	—	—	(2,490)	—
Realized gains on marketable securities (Note 5)	—	2,895	306	15,763
Gain (loss) on warrants (Note 4)	19	(338)	(291)	1,191
Impairments of marketable securities (Note 5)	—	(1,342)	—	(1,342)
Sales/distributions of ownership interests of Partner Companies	317	27	1,087	567
Other	1,041	—	1,041	—

	15,720	120,995	14,002	135,932
Total other income (expense) for Consolidated Partner Companies	(49)	(1,034)	(186)	(1,035)

	$15,671	$119,961	$13,816	$134,897

In September 2005, the Company sold its ownership interest in LinkShare for approximately $150.1 million in net consideration. The Company received $135.4 million in 2005 and $0.4 million in February 2006 and recorded a gain of $118.8 million in 2005. Because the buyer made no claims against the escrowed proceeds prior to September 30, 2006, the Company became entitled to receive the residual $14.3 million of escrow proceeds as of September 30, 2006. This amount was received on October 2, 2006 and resulted in an additional gain of $14.3 million for the three and nine months ended September 30, 2006. At September 30, 2006, a receivable was recorded and is reflected in the line item “Escrow receivable” on the Company’s Consolidated Balance Sheets.
During the three and nine months ended September 30, 2006, the Company reversed a $1.0 million accrual related to costs directly associated with the acquisition of a partner company ownership interest in 2000 as the statute of limitations with respect to such matter has expired.
12. Commitments and Contingencies
The Company records accruals for contingencies when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. These accruals are adjusted periodically as assessments change or additional information becomes available.
On December 20, 2002, the Company was named as a defendant in an action filed in the United States District Court for the District of Maine. The plaintiffs included former stockholders of Animated Images, one of the Company’s former Partner Companies. In addition to the Company, the complaint also named Freeborders, a current Partner Company, as a defendant, as well as four individual defendants, including former officers of the Company and former Animated Images and Freeborders directors. The complaint generally alleged violations of Section 10(b) of the Securities Exchange Act of 1934 and Section 5(a) of the Securities Act of 1933, fraud, breach of contract, breach of fiduciary duty and civil conspiracy, among other claims, in connection with the merger of Animated Images into Freeborders. In support of these

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12. Commitments and Contingencies — (Continued)
claims, the plaintiffs alleged, among other things, that the defendants misrepresented the value of the stock of Freeborders, resulting in plaintiffs’ having received less consideration in the merger than that to which they believe they were entitled. In July 2003, the Court granted defendants’ motion to stay the litigation pending arbitration in California of plaintiffs’ claims against Freeborders. In an effort to avoid such arbitration, plaintiffs moved to dismiss Freeborders from the litigation in March 2004. The Court granted this motion and thereafter, plaintiffs filed a motion to compel arbitration of their claims against the Company and certain other defendants. The Court granted plaintiffs’ motion on October 1, 2004, and further ordered a stay of the plaintiffs’ non-arbitrable claims against two individual defendants. Plaintiffs dismissed their claims against one of the individual defendants, a former Animated Images director. The Company and one of the remaining individual defendants asserted counterclaims in the arbitration. The plaintiffs and the defendants entered into settlement discussions. Included in “Accrued expenses” on the Company’s September 30, 2006 and December 31, 2005 Consolidated Balance Sheets are approximately $0.5 million and $2.4 million, respectively, in anticipated settlement costs and legal fees related to this claim. Included in “Prepaid expenses and other current assets” on the Company’s December 31, 2005 Consolidated Balance Sheets was approximately $0.9 million of estimated reimbursement receivables from insurance carriers as part of an anticipated settlement. During the three months ended September 30, 2006, the Company settled the lawsuit for approximately $2.0 million and recovered reimbursements of $1.1 million from insurance carriers.
The Company and its consolidated subsidiaries are involved in other various claims and legal actions arising in the ordinary course of business. In the opinion of management, the amount of the ultimate liability with respect to these actions will not materially affect the financial position, results of operations or cash flows of the Company and its subsidiaries.
13. Net Income (Loss) per Share
The calculations of net income (loss) per share were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(unaudited)
	(in thousands, except per share data)
Basic and Diluted:
Income (loss) from continuing operations	$6,243	$86,474	$(7,601)	$84,590
Discontinued operations	7,120	820	8,286	662

Net income (loss) — Basic	$13,363	$87,294	$685	$85,252

Interest expense — convertible debt*	375	846	—	2,483

Net income (loss) — Diluted	$13,738	$88,140	$685	$87,735

Basic:
Income (loss) from continuing operations per share	$0.17	$2.33	$(0.20)	$2.28
Discontinued operations per share	0.19	0.02	0.22	0.02

Net income (loss) per share	$0.36	$2.35	$0.02	$2.30

Diluted:
Income (loss) from continuing operations per share	$0.16	$1.97	$(0.20)	$1.98
Discontinued operations per share	0.18	0.02	0.22	0.01

Net income (loss) per share	$0.34	$1.99	$0.02	$1.99

Shares used in computation of basic income (loss) per share	37,534,772	37,108,958	37,502,612	37,053,895

Stock options	47,796	45,249	45,335	39,094
Restricted stock	521,142	607,976	480,013	311,892
DSUs	9,793	—	15,823	—
Warrants	4,045	2,897	4,078	2,108
SARs	—	33,516	—	11,172
Convertible debt*	2,919,413	6,587,621	—	6,587,621

Shares used in computation of diluted income (loss) per share	41,036,961	44,386,217	38,047,861	44,005,782

*	For the nine months ended September 30, 2006, the Company’s convertible debt is anti-dilutive due to the add back of interest expense associated with the convertible debt.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
13. Net Income (Loss) per Share — (Continued)
The following dilutive securities were not included in the computation of diluted net income (loss) per share because their effect would have been anti-dilutive:

		Weighted Average
	Shares	price per share
Three months ended September 30, 2006
Stock options	473,586	$50.72
Stock options (exercised with partial recourse loans)	436,831	$41.70
SARs	3,741,979	$7.43

Nine Months Ended September 30, 2006
Stock options	473,586	$50.72
Stock options (exercised with partial recourse loans)	648,084	$41.70
Warrants	4,154	$100.00
SARs	3,719,260	$7.41
Senior convertible notes	3,503,108	$9.11

Three months ended September 30, 2005
Stock options	590,245	$44.67
Stock options (exercised with partial recourse loans)	756,128	$41.70
Warrant	9,450	$100.00

Nine months ended September 30, 2005
Stock options	605,295	$43.75
Stock options (exercised with partial recourse loans)	756,128	$41.70
Warrants	9,450	$100.00

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
14 . Comprehensive Income (Loss)
Comprehensive income (loss) is the change in equity of a business enterprise during a period resulting from transactions and other events and circumstances from non-owner sources. Excluding net loss, the Company’s primary source of comprehensive loss is net unrealized holding gains (losses) related to its marketable securities. The following summarizes the components of comprehensive loss:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(unaudited)
		(in thousands)
Net income (loss)	$13,363	$87,294	$685	$85,252
Other comprehensive income (loss):
Unrealized holding gains (losses) in marketable securities	(4,765)	2,185	(1,030)	18,004
Reclassification adjustments/realized net gains on marketable securities	—	(1,554)	(306)	(14,421)
Other accumulated other comprehensive income	—	167	—	368

Comprehensive income (loss)	$8,598	$88,092	$(651)	$89,203

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth elsewhere in this Quarterly Report on Form 10-Q (the “Report”) and the risks discussed in our other SEC filings, including Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005. The following discussion should be read in conjunction with our audited Consolidated Financial Statements and the related Notes thereto included in this Report.
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
Executive Summary
The Company owns and builds Internet software and services companies that drive business productivity and reduce transaction costs between firms. The Company devotes its expertise and capital to maximizing the success of these platform companies, which are delivering software and service applications to customers worldwide. We view the Company as primarily having two components: corporate and our partner companies. Corporate primarily holds the cash, short-term investments, marketable securities, our ownership interests in our partner companies and convertible notes that are due in April 2009. Our partner companies are grouped into two operating segments, consisting of the Core segment and the Other Holdings segment. The Core operating segment includes those partner companies in which the Company’s management takes a very active role in providing strategic direction and management assistance (“Core”). The Other Holdings operating segment includes holdings in companies where, in general, we provide less operational support, we do not have a controlling ownership stake and the partner company is managed to provide the greatest near-term stockholder value (“Other Holdings”). From time to time, partner companies are disposed of by ICG or cease operations.
The various interests that we acquire in our partner companies are accounted for under one of three accounting methods: the consolidation method, the equity method or the cost method. The applicable accounting method is generally determined based on our voting interest in a partner company. Generally, if we own more than 50% of the outstanding voting securities of a partner company, and for which other stockholders do not possess the right to affect significant management decisions, a partner company’s accounts are reflected within our Consolidated Financial Statements. Generally, if we own between 20% and 50% of the outstanding voting securities, a partner company’s accounts are not reflected within our Consolidated Financial Statements, but our share of the earnings or losses of the partner company is reflected in the line item “Equity loss” in our consolidated statements of operations. Partner companies not accounted for under either the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, our share of the earnings or losses of these companies is not included in our consolidated statements of operations.
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
Liquidity and Capital Resources
The following table summarizes our and our consolidated subsidiaries’ cash and cash equivalents, restricted cash, short-term investments, marketable securities and senior convertible notes:

	September 30, 2006			December 31, 2005
		Consolidated			Consolidated
	Corporate	Subsidiaries	Total	Corporate	Subsidiaries	Total
			(in thousands)
Cash and cash equivalents	$108,563	$18,561	$127,124	$129,555	$13,104	142,659
Restricted cash (1)	—	299	299	—	253	253
Short-term investments	—	—	—	—	5,000	5,000

	$108,563	$18,860	$127,423	$129,555	$18,357	$147,912

Marketable securities	$62,619	$—	$62,619	$63,425	$—	$63,425

Senior convertible notes due April 2009	$(26,590)	$—	$(26,590)	$(37,000)	$—	$(37,000)

(1)	Restricted cash at September 30, 2006 and December 31, 2005 does not include $450 and $696, respectively, of long- term restricted cash included in “Other” assets on the Company’s Consolidated Balance Sheets.
We believe existing cash, cash equivalents and short-term investments and proceeds from the potential sales of all or a portion of our interests in certain marketable securities and partner companies to be sufficient to fund our cash requirements for the foreseeable future, including future commitments to partner companies, debt obligations and general operations requirements. At September 30, 2006, we were not obligated for any significant funding and guarantee commitments to new or existing partner companies. We will continue to evaluate acquisition opportunities and may acquire additional ownership interests in new and existing partner companies in the next twelve months; such acquisitions will generally be made at our discretion.
Consolidated working capital decreased by $12.0 million from December 31, 2005 to September 30, 2006 primarily due to acquisitions of ownership interests in new and existing partner companies and debt buybacks.

Summary of Statements of Cash Flows

	Nine Months Ended
	September 30,
	2006	2005
	(in thousands)
Cash provided by (used in) operating activities	$(4,481)	$(23,129)
Cash provided by (used in) investing activities	$(680)	$200,008
Cash provided by (used in) financing activities	$(10,439)	$(193)
The improvement in cash provided by (used in) operating activities from 2005 to 2006 is primarily the result of the receipt of a refund in 2006 of $8.1 million in estimated 2005 federal income taxes that were paid by the Company in the fourth quarter of 2005.
The reduction in cash provided by (used in) investing activities from 2005 to 2006 is the result of net acquisition ownership interests in partner companies in 2006 versus the sale of LinkShare and marketable securities in 2005.
The increase in cash used in financing activities from 2005 to 2006 is primarily the result of the repurchase of $10.4 million face value of our April 2009 convertible notes for $12.8 million in 2006.
We and our consolidated subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. We do not expect the ultimate liability with respect to these actions will materially affect our financial position or cash flows.
Contractual Cash Obligations and Commercial Commitments
Other than the Note Repurchases described in Note 6 of our consolidated Financial Statements, we had no other material changes to contractual cash obligations and commercial commitments for the three and nine months ended September 30, 2006.
Off-Balance Sheet Arrangements
We are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Our Partner Companies
As of September 30, 2006, we owned interests in 20 partner companies that are categorized below based on segment and method of accounting.
CORE PARTNER COMPANIES (%Voting Interest)

Consolidated	Equity	Cost
ICG Commerce (79%)	Freeborders (33%)	(none)
Investor Force (80%)	Marketron (38%)
StarCite (61%)	Metastorm (41%)
Vcommerce (36%)
WhiteFence (39%)
OTHER HOLDINGS COMPANIES (%Voting Interest)

Consolidated	Equity	Cost
(none)	ComputerJobs.com (46%)	Anthem Ventures Fund, L.P. (9%)
	CreditTrade (27%)	Blackboard (1)
	eCredit (29%)	Captive Capital Corporation (5%)
	GoIndustry (35%) (3)	Emptoris, Inc. (5%)
Entegrity Solutions Corporation (2%)
Jamcracker, Inc. (2%)
Tibersoft Corporation (5%)
Traffic.com (2)

(1)	As of September 30, 2006, we own 2,187,060 shares of Blackboard (NASDAQ:BBBB) (see “Note 5 — Marketable Securities” to Consolidated Financial Statements)

(2)	As of September 30, 2006, we own 665,901 shares of Traffic.com (NASDAQ:TRFC) (see “Note 5 — Marketable Securities” to Consolidated Financial Statements)

(3)	As of September 30, 2006, we own 69,177,300 shares of GoIndustry. GoIndustry’s common stock is traded on the AIM exchange of the London Stock Exchange under ticker symbol GOI. (see “Note 4 — Ownership Interests in Partner Companies, Goodwill and Intangibles, net.”)

Results of Operations
The following summarizes the unaudited selected financial information related to our segments. Each segment includes the results of our consolidated partner companies and records our share of the earnings and losses of partner companies accounted for under the equity method of accounting. The partner companies included within the segments for the three and nine months ended September 30, 2006 and 2005 are consistently the same 18 partner companies. Additionally, our new partner companies Vcommerce and WhiteFence are included in the Core segment from the date of their respective acquisitions. The method of accounting for any particular partner company may change based on our ownership interest.
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
Segment Information
(in thousands)

				Reconciling Items
				Discontinued
		Other	Total	Operations and			Consolidated
	Core	Holdings	Segment	Dispositions	Corporate	Other	Results
For The Three Months Ended September 30, 2006
Revenues	$16,576	$—	$16,576	$—	—	$—	$16,576
Net income (loss)	$(3,656)	$(1,357)	$(5,013)	$7,120	$(3,297)	$14,553	$13,363

For The Three Months Ended September 30, 2005
Revenues	$14,647	$—	$14,647	$—	$—	$—	$14,647
Net income (loss)	$(6,869)	$(333)	$(7,202)	$1,546	$(5,708)	$98,658	$87,294

For The Nine Months Ended September 30, 2006
Revenues	$47,737	$—	$47,737	$—	$—	$—	$47,737
Net income (loss)	$(9,360)	$(2,001)	$(11,361)	$8,286	$(10,706)	$14,466	$685

For The Nine Months Ended September 30, 2005
Revenues	$35,531	$—	$35,531	$—	$—	$—	$35,531
Net income (loss)	$(18,704)	$(412)	$(19,116)	$2,806	$(13,211)	$114,773	$85,252

For the Three and Nine Months Ended September 30, 2006 vs. 2005
Results of Operations — Core Companies
The following presentation of our Results of Operations — Core Companies includes the results of our consolidated Core partner companies and our share of the results of our equity method Core partner companies.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in thousands)
Selected data:

Revenue	$16,576	$14,647	$47,737	$35,531

Cost of revenue	(10,452)	(8,286)	(29,683)	(20,772)
Selling, general and administrative	(5,946)	(6,503)	(15,650)	(17,507)
Research and development	(2,112)	(4,075)	(7,008)	(10,119)
Amortization of intangibles	(293)	(608)	(1,408)	(1,545)
Impairment related and other	(24)	(21)	(149)	(26)

Operating expenses	(18,827)	(19,493)	(53,898)	(49,969)

Interest and other	(110)	(949)	(75)	(901)
Equity loss	(1,295)	(1,074)	(3,124)	(3,365)

Net loss	$(3,656)	$(6,869)	$(9,360)	$(18,704)

Revenue
Revenue increased $2.0 million, from $14.6 million in the three months ended September 30, 2005 to $16.6 million in the three months ended September 30, 2006. The primary driver of the revenue increase is increased revenue at ICG Commerce and StarCite offset by a decrease in revenues due to the deconsolidation of CommerceQuest that occurred in October 2005.
Revenue increased $12.2 million, from $35.5 million in the nine months ended September 30, 2005 to $47.7 million in the nine months ended September 30, 2006. The primary driver of the revenue increase is increased revenue at ICG Commerce and the consolidation of StarCite in the second half of 2005, offset by a decrease in revenues due to the deconsolidation of CommerceQuest that occurred in October 2005.
Operating Expenses
Operating expenses decreased $0.7 million, from $19.5 million in the three months ended September 30, 2005 to $18.8 million in the three months ended September 30, 2006. The primary driver of the operating expense decrease was the deconsolidation of CommerceQuest that occurred in October 2005 partially offset by increased operating expenses at ICG Commerce.
Operating expenses increased $3.9 million, from $50.0 million in the nine months ended September 30, 2005 to $53.9 million in the nine months ended September 30, 2006. The primary driver of the operating expense increase was the consolidation of StarCite in the second half of 2005 and increased operating expenses at ICG Commerce, partially offset by reduced operating expenses due to the deconsolidation of CommerceQuest that occurred in October 2005.

Equity Loss
A portion of our net results from our Core companies is derived from those partner companies in which we hold a substantial minority ownership interest. Our share of the income or losses of these companies is recorded in our Consolidated Statement of Operations under “Equity loss.”
The total revenue of our Core equity method partner companies improved from $8.2 million in the three months ended September 30, 2005 to $25.6 million in 2006. The improvements are primarily the result of the WhiteFence and Vcommerce acquisitions, the October 2005 acquisition of CommerceQuest by Metastorm and subsequent treatment of Metastorm as an equity method company, and increased revenue at our Core equity method companies involved with offshore IT outsourcing.
Our Core equity method partner companies reported aggregate net loss in the three months ended September 30, 2006 of $(3.9) million compared to $(2.5) million in the three months ended September 30, 2005. Net loss for the 2006 period increased versus the 2005 period primarily due to the WhiteFence and Vcommerce acquisitions and higher spending levels in the current period to deliver product, services and sales. Accordingly, our share of the net income and net losses of Core equity method partner companies increased to a loss of $(1.3) million in the three months ended September 30, 2006 from $(1.1) million in the three months ended September 30, 2005.
The total revenue of our Core equity method partner companies increased from $30.4 million in the nine months ended September 30, 2005 to $71.6 million in the nine months ended September 30, 2006. The improvements are primarily the result of the WhiteFence and Vcommerce acquisitions, the October 2005 acquisition of CommerceQuest by Metastorm and subsequent treatment of Metastorm as an equity method company, and increased revenue at our Core equity method companies involved with offshore IT outsourcing.
Our Core equity method companies reported aggregate net loss in the nine months ended September 30, 2006 of $(10.3) million compared to $(7.7) million in the nine months ended September 30, 2005. Net loss for the 2006 period increased versus the 2005 period primarily due to the WhiteFence and Vcommerce acquisitions. Accordingly, our share of the net income (loss) increased. However, this increase was more than offset as a result of improved performance at Marketron and ownership changes at StarCite and Freeborders.

Results of Operations — Other Holdings Companies
The following presentation of our Results of Operations — Other Holdings Companies includes the results of our consolidated Other Holdings partner companies and our share of the results of our equity method Other Holdings partner companies.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(in thousands)
Equity loss	$(1,357)	$(333)	$(2,001)	$(412)

Equity loss decreased in the 2006 periods versus the 2005 periods primarily due to non-recurring items impacting CreditTrade during the three and nine months ended September 30, 2006.
Results of Operations — Reconciling Items
Discontinued Operations and Dispositions
The following is a summary of the components included in “Discontinued Operations and Dispositions,” a reconciling item for segment reporting purposes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(in thousands)
Discontinued operations	$7,120	$820	$8,286	$662
Equity income (loss) of partner companies sold/disposed of	—	726	—	2,144

Net income (loss)	$7,120	$1,546	$8,286	$2,806

In August 2006, Investor Force sold its database division to Morningstar for $10.0 million. Cash proceeds to Investor Force of $9.0 million were received in August 2006, and $1.0 million was placed into escrow with an anticipated release in August 2007. In 2005, ICG Commerce entered into an agreement to sell its German subsidiary for nominal consideration. The sale of this German subsidiary was finalized in January 2006. In accordance with SFAS No. 144, these operations have been treated as discontinued operations. Accordingly, the operating results of these discontinued operations were presented separately from continuing operations. See Note 7 to our Consolidated Financial Statements.
The impact on our consolidated results of equity method partner companies that we have sold or disposed of our ownership interest in or have ceased operations during 2005 or 2006 is also included in the caption “Dispositions” for segment reporting purposes. The $0.7 million and $2.1 million of income in the three and nine months ended September 30, 2005 relates to our equity in the net income of LinkShare, which was sold in September 2005.
Corporate

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(in thousands)
General and administrative	$(5,371)	$(5,474)	$(15,820)	$(12,249)
Interest income (expense), net	2,074	(234)	5,114	(962)

Net loss	$(3,297)	$(5,708)	$(10,706)	$(13,211)

General and Administrative
The increase in general and administrative expenses for the nine months ended September 30, 2006 from the same period in 2005 is primarily due to an increase in stock-based compensation related to the issuance of restricted stock and SARs in 2005 and the adoption of SFAS No. 123R in January 2006.
Interest Income/Expense
The improvement in our interest income (expense), net is attributable to an increase in the average cash balance (as a result of the LinkShare sale proceeds) and improvement in interest rates during the same period.
Other

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(in thousands)
Other income (loss) (Note 11)	$15,720	$120,995	$14,002	$135,932
Income tax benefit (expense)	(1,607)	(20,349)	40	(20,349)
Minority interest	440	709	424	1,887
Impairment/Other	—	(2,697)	—	(2,697)

Net income (loss)	$14,553	$98,658	$14,466	$114,773

Other Income (Loss), Net
The income in 2005 is primarily the result of gains on the sale of LinkShare and sales of marketable securities versus a gain in 2006 primarily related to the LinkShare escrow release. See Note 11 to our Consolidated Financial Statements.
Income Tax
Income tax expense of approximately $1.6 million during the three months ended September 30, 2006 is primarily the result of the reversal of tax benefits recorded in the first and second quarters of 2006.
Our net deferred tax asset of $617.0 million at December 31, 2005 consists of deferred tax assets of $638.0 million, relating primarily to partner company basis differences, capital and net operating loss carry forwards, offset by deferred tax liabilities of $21.0 million primarily related to unrealized appreciation in available for sale securities. During 2001, we recorded a full valuation allowance against our net deferred tax assets that was maintained through December 31, 2005. See Note 10 to our Consolidated Financial Statements.
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
Revenue Recognition
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
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to equity price risks on the marketable portion of our equity securities. Our public holdings at September 30, 2006 include equity positions in companies in the technology industry sector, including Blackboard, GoIndustry and Traffic.com, many of which have experienced significant historical volatility in their stock prices. A 20% adverse change in equity prices, based on a sensitivity analysis of our public holdings as of September 30, 2006, would result in an approximate $17.0 million decrease in the fair value of our public holdings.
Cash and cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates fair value due to the short-term maturity of these instruments. Short-term investments and marketable securities are carried at fair value. Our senior convertible notes had a fair value of approximately $35.1 million at September 30, 2006 versus a carrying value of $26.6 million. Fair value of our senior convertible notes was determined internally by third party convertible debt valuation software.
We have historically had very low exposure to changes in foreign currency exchange rates and, as such, we rarely have used derivative financial instruments to manage foreign currency fluctuation risk.
In February and May 2006, we entered into cashless collar contracts to hedge 500,000 shares and 125,000 share, respectively, of our holdings of Blackboard common stock. Based on the terms of the February 2006 contract, the contract and related shares will be worth a minimum of $11.2 million, or $22.4419 per share, and a maximum of $27.7 million, or $55.4982 per share, at maturity in March 2010. Based on the terms of the May 2006 contract, the contract and related shares will be worth a minimum of $2.9 million, or $23.2841 per share, and a maximum of $7.5 million, or $59.8307 per share, at maturity in April 2010. The contract limits our exposure to and benefits from price fluctuations in the underlying equity securities. See Note 5 of Notes to Consolidated Financial Statements.

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
On December 20, 2002, the Company was named as a defendant in an action filed in the United States District Court for the District of Maine. The plaintiffs included former stockholders of Animated Images, Inc. (“Animated Images”), one of the Company’s former partner companies. In addition to the Company, the complaint also named Freeborders, a current partner company, as a defendant, as well as four individual defendants, including former officers of the Company and former Animated Images and Freeborders directors. The complaint generally alleged violations of Section 10(b) of the Securities Exchange Act of 1934 and Section 5(a) of the Securities Act of 1933, fraud, breach of contract, breach of fiduciary duty and civil conspiracy, among other claims, in connection with the merger of Animated Images into Freeborders. In support of these claims, the plaintiffs alleged, among other things, that the defendants misrepresented the value of the stock of Freeborders, resulting in plaintiffs’ having received less consideration in the merger than that to which they believe they were entitled. In July 2003, the Court granted defendants’ motion to stay the litigation pending arbitration in California of plaintiffs’ claims against Freeborders. In an effort to avoid such arbitration, plaintiffs moved to dismiss Freeborders from the litigation in March 2004. The Court granted this motion and thereafter, plaintiffs filed a motion to compel arbitration of their claims against the Company and certain other defendants. The Court granted plaintiffs’ motion on October 1, 2004, and further ordered a stay of the plaintiffs’ non-arbitrable claims against two individual defendants. Plaintiffs dismissed their claims against one of the individual defendants, a former Animated Images director. The Company and one of the remaining individual defendants asserted counterclaims in the arbitration. The plaintiffs and the defendants entered into settlement discussions and in July 2006 settled the lawsuit for approximately $2.0 million. See Note 12 of Notes to Consolidated Financial Statements.

ITEM 1A. Risk Factors
In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risk and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.
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

Date: November 9, 2006	INTERNET CAPITAL GROUP, INC.

By: /s/ R. Kirk Morgan

	Name:	R. Kirk Morgan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)