Form 10-K
period 2006-12-31
INTERNET CAPITAL GROUP INC
filed 2007-03-16
CIK 1085621

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006
Commission File Number 001-16249

INTERNET CAPITAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of other jurisdiction of incorporation or organization)	23-2996071 (I.R.S. Employer Identification Number)

690 Lee Road, Suite 310, Wayne, PA (Address of principal executive offices)	19087 (Zip Code)
(610) 727-6900
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

The NASDAQ Stock Market LLC
Common Stock, par value $.001 per share	(the NASDAQ Global Market)
(Title of class)	(Name of the exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act: None

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
Large accelerated filer  ☐                    Accelerated filer  ☑                    Non-accelerated filer  ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
     The aggregate market value of the 37,645,829 shares of Common Stock held by non-affiliates of the registrant as of February 28, 2007 was $338.8 million, based upon the closing price of $9.00 on the NASDAQ Global Market on June 30, 2006. (For this computation, the registrant has excluded the market value of all shares of its Common Stock held by (a) its executive officers and (b) directors; such exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the Registrant.)
     As of February 28, 2007, there were 38,637,502 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission (the “SEC”) relative to the Company’s Annual Meeting of Stockholders for the fiscal year ended December 31, 2006 are incorporated by reference into Part III of this Report.

INTERNET CAPITAL GROUP, INC.
FORM 10-K
DECEMBER 31, 2006
INDEX

Forward-Looking Statements
Forward-looking statements made with respect to our financial condition and results of operations and business in this Annual Report on Form 10-K (this “Report”) and those made from time to time by us through our senior management are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on our current expectations and projections about future events but are subject to known and unknown risks, uncertainties and assumptions about us and our partner companies that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.
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
In the information technology industry, certain terms are often used to describe the nature of a company’s business, including the following terms: internet company, business to business e-commerce, business to consumer e-commerce, software company, on-demand internet software, on-demand software, software as a service (“SaaS”), application service provider, outsourcing, procurement services and supply chain. One or more of these terms applies, in varying degrees, to most of our partner companies. Our partner companies also typically provide customers with systems integration consulting services or stand alone services. For convenience throughout this Report, we generally refer to our partner companies’ businesses as software and services.
ITEM 1. Business
Business Overview
Internet Capital Group, Inc. (“ICG” or the “Company”) acquires and builds internet software and services companies that drive business productivity and reduce transaction costs between firms. ICG was formed on March 4, 1996 and is headquartered in Wayne, Pennsylvania. We view the Company as primarily having two components: Corporate and our partner companies. Corporate primarily holds our cash, short-term investments, marketable securities and ownership interests in partner companies. Our partner companies are grouped into two operating segments, consisting of the Core segment and the Other Holdings segment. The Core operating segment includes those partner companies in which the Company’s management takes a very active role in providing strategic direction and management assistance. ICG devotes its expertise and capital to maximizing the success of these Core companies. The Other Holdings operating segment includes holdings in companies where, in general, we do not have a controlling ownership stake, we provide less operational support and the partner company is managed to provide the greatest near-term stockholder value. As of December 31, 2006, we have ownership interests in 18 companies.
The current market environment creates a substantial opportunity for providers of software and services that improve sales results, reduce costs and increase efficiencies by streamlining business processes both within an enterprise and across the value chain. An increasing number of enterprises are focusing on their core competencies to drive differentiation and competitive advantage for their firms. This means that these enterprises are looking for ways to outsource non-core or non-strategic processes that cost time and money and distract them from their top priorities. Our partner companies deliver software and services to help businesses focus on their core competencies.
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
In 2005, following a period of years marked by the need to reduce costs and debt, the Company began focusing on acquiring stakes in new partner companies. Our goal is to acquire software companies that deliver on-demand applications through the internet and which automate a complex workflow process and deliver a comprehensive solution comprising software, content data and transaction capabilities. Some of these companies will have the potential to develop into an ecosystem whereby the growth in the number of customers improves the value to all customers. From a financial standpoint, we generally are targeting companies that have recurring customer revenue models under multi-year contracts with a relatively high proportion of costs being fixed.
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
During 2005 and 2006, the e-commerce market continued a period of development and growth as enterprises of all sizes and across all industries looked for vehicles to help them:
•	expand access to new and existing customers and suppliers;

•	increase efficiency and reduce costs; and

•	focus on core competencies and outsource non-core, non-strategic processes.
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
Increase efficiency and reduce costs
Traditional businesses are utilizing the internet to automate their internal operations, including manufacturing, finance, sales and purchasing functions. The internet is also used to increase information flow and access throughout the value chain. This increases operational efficiency by reducing the time, costs and resources required to transact business, lowering inventory levels and procurement costs and improving responsiveness to customers and suppliers. Additionally, the internet has created high levels of price and cost transparency for customers. As a result, companies are being forced to become more efficient and to reduce their cost structures. Challenging market conditions have only served to increase the need for companies to reduce bottom line costs and increase operational efficiencies to support growth.
Focus on core competencies and outsource non-core, non-strategic processes
There are an increasing number of enterprises focusing on their core competencies to drive differentiation and competitive advantage for their firms. This means that they are looking for ways to outsource non-core, or non-strategic, processes that cost time and money, and more importantly distract them from their top priorities. In some cases, this outsourcing will be to labor-based firms who provide deep expertise, and in some cases, the outsourcing will be to technology intensive firms that provide a platform to automate a function.
We believe because e-commerce can be used to build top line revenues in times of growth and new levels of efficiency in times of contraction, that the benefits of e-commerce are broad and will be realized by businesses in times of economic growth or contraction.

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
Although ICG’s mission of building leading companies has remained constant since its inception, the Company’s focus and operational tenets have evolved with the growth of the e-commerce market and in response to changes within the overall business environment. This evolution has included:
•	identifying key markets and owning stakes in potential leaders in e-commerce;

•	aggregating companies into a network to share knowledge and promote growth; and

•	prioritizing resources to accelerate development of those partner companies that we believe are the most likely to create value for our stockholders.
Identifying key markets and owning stakes in potential leaders
Our expertise in the e-commerce market has allowed us to identify companies that we believe are positioned to succeed. We were very active in acquiring new companies during 1999 and 2000, bringing the partner company network composition to an all-time high of 80 companies by late 2000. In evaluating whether to enter a market or acquire a stake in a specific company, we weighed each opportunity in terms of several industry and company factors. With regards to industry criteria, we evaluated the inefficiencies within each market, its competitive landscape and the potential each market had in terms of the number and dollar value of transactions it would be able to support. In measuring the potential of each target company, we looked at market position and share, our ability to own a significant stake and the company’s potential to contribute to the network’s value in terms of operational resources and the quality of its management team.
After we identified an attractive potential partner company, we negotiated the acquisition of a significant interest in the company. As a condition to an acquisition, we generally required representation on the company’s board of directors to ensure our ability to provide active guidance to the partner company. We structured acquisitions to permit the partner company’s management and key personnel to retain an equity stake in the company. During our negotiations with potential partner companies, we emphasized the value of our network and resources, which we believe gave us a competitive advantage over other acquirers in successfully consummating transactions.
In late 2000, we reallocated our capital resources as described below to focus on those partner companies that we believed presented the greatest potential for ICG stockholders. Due to this increased focus on certain existing partner companies, during 2001 through 2004 we did not focus on new acquisitions. During 2005 and 2006, in light of our improved financial position, we began seeking new acquisition targets and have acquired interests in three new partner companies.
After acquiring interests in partner companies, we selectively continue to participate in their follow-on financings and otherwise increase our ownership positions.

Aggregating companies into a network to promote growth
ICG has acquired interests in numerous partner companies. Upon acquiring an interest in a partner company, we assume an active role in such company by providing both strategic guidance and operational support.
Strategic Guidance. We provide strategic guidance to our partner companies regarding market positioning, business model development and market trends. Our focus on the e-commerce market and the knowledge base of our partner companies, management and our Board of Directors gives us valuable experience that we share with our partner companies.
Operational Support. We provide operational support to our partner companies in the areas of finance, sales and marketing, business development and human resources. We assign an operations and finance team to the majority of our partner companies. This ICG team advises our partner companies’ management on day-to-day business and operational issues.
Exchange of Best Practices and Economies of Scale. One of the principal goals of our network is to promote best practices and economies of scale among our partner companies. We promote and facilitate the information flow among our partner companies and, as they follow similar business cycles and challenges, key learnings are leveraged to increase operational efficiencies, improve decision-making and promote growth.
Prioritize resources to accelerate development of most promising companies
Based on our active involvement in the e-commerce market since 1996, we believe that our expertise allows us to identify companies that are positioned to succeed. This enables the prioritization of our resources to accelerate the development of partner companies we believe offer the greatest value for our stockholders over the long term. We intend to continue to focus on our private partner companies that we believe have the greatest long-term value potential, which we refer to as our Core partner companies. These Core partner companies primarily deliver a wide array of software and services to help customers streamline and automate business processes, with the goal of reducing costs and increasing efficiencies both within the four walls of the enterprise and across their individual value chains. However, this categorization does not necessarily imply that every one of our Core partner companies is successful at this time or will become successful. Rather, it captures those companies that are receiving the majority of ICG management’s time and resources as we consider them our most promising.
At December 31, 2006, our consolidated Core partner companies consisted of:
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

Investor Force Holdings, Inc. (“Investor Force”)
Investor Force is a financial software company specializing in the development of online applications for the financial services industry. InvestorForce provides pension consultants and other financial intermediaries with a web-based enterprise platform that integrates data management with robust analytic and reporting capabilities in support of its institutional and other clients. This private-labeled application provides investment consultants with the ability to conduct real-time analysis and research into client, manager and market movement as well as to produce timely, automated client reporting.
At December 31, 2006, our Core partner companies accounted for under the equity method consisted of:
Channel Intelligence, Inc. (“Channel Intelligence”)
Channel Intelligence is a provider of data solutions that make it easy for online shoppers to find and buy products, whether they start at retailer sites, manufacturer sites or destination shopping sites, through the use of Channel Intelligence’s patented optimization technology and data solutions.
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
Vcommerce Corporation (“Vcommerce”)
Vcommerce provides on-demand commerce and fulfillment solutions for multi-channel retailers and direct-to-consumer companies of all types. Vcommerce offers turn-key solutions and customized features that allow customers to rely on Vcommerce for some or all of their e-commerce functions, from hosting an entire e-commerce site to supporting back-end functions such as managing drop-ship suppliers. As a complete solution, Vcommerce enables retailers, distributors and manufacturers to merchandise products, accept orders from customers, authorize and settle credit card transactions, ship products directly to the consumer, handle returns and manage customer service through the Vcommerce platform with minimal operating overhead and no IT infrastructure. Vcommerce generates revenue primarily through usage-based transactions.
Qcorps Residential, Inc. (d/b/a WhiteFence) (“WhiteFence”)
WhiteFence is a web services provider used by household consumers to compare and purchase essential home services, such as electricity, natural gas, telephone and cable/satellite television. WhiteFence reaches customers directly through company-owned websites and through its network of exclusive channel partners who integrate the web services applications into their own business processes and websites.
Concentration of Customer Base and Credit Risk
Approximately 10% and 14% of our revenue for the year ended December 31, 2006 and 2005, respectively, related to a single customer of ICG Commerce. Accounts receivable from this customer were $1.1 million at December 31, 2006 and 2005.
Competition
Competition Facing our Partner Companies
Competition for information technology and internet products and services is intense. As the market for e-commerce continues to grow, we expect that competition will continue to intensify. Barriers to entry are minimal and competitors can offer products and services at a relatively low cost. Our partner companies compete with established information systems and management consulting firms, as well as traditional distribution channels and other online providers, for a share of a customer’s purchasing budget for information technology and consulting services and related materials and supplies.
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
Competition From Within our Network
We may compete with some of our partner companies for internet-related opportunities. We may compete with our partner companies to acquire interests in on-demand companies and our partner companies may compete with each other for on-demand opportunities. This competition may deter companies from partnering with us and may limit our business opportunities.
Employees
Our corporate headcount as of February 28, 2007 is 24. Headcount at our consolidated partner companies as of February 28, 2007 is 336. Although we believe our and our consolidated partner companies’ current staffing levels are adequate to conduct business, we cannot ensure that we and our consolidated partner companies will not need to increase headcount in the future.
Financial Information About Segments and Geographic Areas
Segment and geographic area information is set forth in Note 8 to our Consolidated Financial Statements included in Item 8 below and incorporated herein by reference.
Availability of Reports and Other Information
Our internet website address is www.internetcapital.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed by us with the SEC pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are accessible free of charge through our website as soon as reasonably practicable after we electronically file those documents with, or otherwise furnish them to, the SEC.
The public may read and copy any of the reports that are filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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
If general economic conditions are unfavorable, our partner companies may be unable to attract or retain customers and the condition of our business may be adversely affected.
Numerous external forces, including fear of and actual acts of global terrorism, global military conflict, including hostilities in the Middle East involving United States armed forces, lack of consumer confidence and interest rate or currency rate fluctuations, could affect the global or U.S. economy. If the economy is unfavorable, our partner companies’ customers and potential customers may be unwilling to spend money on technology-related goods or services. If our partner companies are unable to attract new customers or retain existing customers, the condition of our business may be adversely affected.
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
The following factors, among others, may add to our common stock price’s volatility:
•	general economic conditions, such as a recession or interest rate or currency rate fluctuations, and the reluctance of enterprises to increase spending on new technologies;

•	actual or anticipated variations in our quarterly results and those of our partner companies;

•	changes in the market valuations of our partner companies and other technology and internet companies;

•	conditions or trends in the information technology and e-commerce industries;

•	changes in our financial estimates and those of our partner companies by securities analysts;

•	new products or services offered by us, our partner companies and their competitors;

•	announcements by our partner companies and their competitors of technological innovations;

•	announcements by us or our partner companies or our competitors of significant acquisitions, strategic partnerships or joint ventures;

•	additional sales of our securities; and

•	additions to or departures of our key personnel or key personnel of our partner companies.
Many of these factors are beyond our control. These factors may decrease the market price of our Common Stock, regardless of our operating performance.
Fluctuations in our quarterly results may adversely affect our stock price.
We expect that our quarterly results will fluctuate significantly due to many factors, including:
•	the acquisition of interests in partner companies;

•	the operating results of our partner companies;

•	sales of our ownership interests in our partner companies, which could cause us to recognize gains or losses under applicable accounting rules;

•	significant fluctuations in the financial results of information technology and e-commerce companies generally;

•	changes in equity losses or income;

•	changes in our methods of accounting for our partner company interests, which may result from changes in our ownership percentages of our partner companies;

•	the pace of development or a decline in growth of the information technology and e-commerce markets;

•	competition for the goods and services offered by our partner companies; and

•	our ability to effectively manage our growth and the growth of our partner companies.
If our operating results in one or more quarters do not meet securities analysts’ or investors’ expectations, the price of our Common Stock could decrease.
Fluctuation in the price of the common stock of our publicly-traded partner companies may affect the price of our Common Stock.
Currently, Blackboard, Inc. (“Blackboard”) and GoIndustry plc (“GoIndustry”) are our publicly-traded partner companies. Fluctuations in the price of Blackboard’s and GoIndustry’s and other future publicly-traded partner companies’ common stock are likely to affect the price of our Common Stock. The price of our publicly-traded partner companies’ common stock has been highly volatile. As of December 31, 2006, the market value of our interest in publicly-traded partner companies was $95.1 million. The results of operations and, accordingly, the price of the common stock, of Blackboard and GoIndustry may be adversely affected by the occurrence of the risk factors contained in this Annual Report. In addition, the results of operations and common stock price of Blackboard may be adversely affected by the risk factors in Blackboard’s SEC filings, which are publicly available at www.sec.gov, and the results of operations and common stock price of GoIndustry may be adversely affected by the factors set forth in GoIndustry’s submissions on the AIM market of the London Stock Exchange, which are publicly available at www.londonstockexchange.com.

Our business depends upon the performance of our partner companies, which is uncertain.
If our partner companies do not succeed, the value of our assets and the price of our Common Stock may decline. Economic, governmental, industry and company factors outside our control affect each of our partner companies. The material risks relating to our partner companies include:
•	fluctuations in the market price of the common stock of Blackboard and GoIndustry, our publicly-traded partner companies, which are likely to affect the price of our Common Stock;

•	the fact that many of our partner companies have limited operating histories, have not yet attained significant revenues, are operating at or near break-even and may not achieve profitability in the near-term or at all;

•	decreased spending on information technology software and services and elongated sales cycles, which may prevent our partner companies from succeeding; and

•	intensifying competition for the products and services our partner companies offer, which could lead to the failure of some of our partner companies.
Of our $354.4 million in total assets as of December 31, 2006, $137.9 million, or 38.9%, consisted of ownership interests in our partner companies accounted for under the equity and cost methods of accounting. The carrying value of our partner company ownership interests includes our original acquisition cost, the effect of accounting for certain of our partner companies under the equity method of accounting and the effect of impairment charges recorded for the decrease in value of certain partner companies. The carrying value of our partner companies will be impaired and decrease if one or more of our partner companies do not succeed. This decline would likely affect the price of our common stock. As of December 31, 2006, the value of our publicly-traded partner companies reflected as “Marketable Securities” in our Consolidated Financial Statements was $66.1 million. A decline in the market value of our publicly-traded partner companies will likely cause a decline in the price of our Common Stock.
The companies that we have identified as Core partner companies may not succeed.
We have identified certain partner companies that we believe offer the greatest long-term value as Core partner companies. We cannot ensure that the companies we have identified as Core partner companies are those that actually have the greatest long-term value proposition or are those to which we will continue to allocate capital. Although we have identified certain of our partner companies as Core partner companies, this categorization does not necessarily imply that every one of our Core partner companies is a success at this time or will become successful in the future. There is no guarantee that a Core partner company will remain categorized as Core or that it will be able to successfully continue operations.

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
One of our goals is to help our partner companies achieve profitability. Even if a number of our partner companies do meet that goal, we may not be able to access cash generated by such partner companies to fund our own operations, which could have a negative impact on our operations.
Our partner companies may not be able to compete successfully.
If our partner companies are unable to compete successfully against their competitors, our partner companies may fail. Competition for information technology and e-commerce products and services is intense. As the markets for information technology and e-commerce grow, we expect that competition will intensify. Barriers to entry are minimal and competitors can offer products and services at a relatively low cost. Our partner companies compete with established information systems and management consulting firms, as well as traditional distribution channels and other online providers, for a share of a customer’s purchasing budget for information technology and consulting services and related materials and supplies.
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
During the years ended 2006 and 2005, approximately 10% and 14%, respectively, of our consolidated revenue relates to a single customer of ICG Commerce. If our partner companies are not able to retain significant customers, such partner companies and our results of operations and financial position could be adversely affected.

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
When we divest all or part of an interest in a partner company, we may not receive maximum value for our position. We may divest our interests in partner companies to generate cash or for strategic reasons. For partner companies with publicly-traded stock, we may be unable to sell our interest at then-quoted market prices. Because we hold significant stakes of securities in thinly-traded public companies, we may have difficulty selling our interest in such companies. Furthermore, for those partner companies that do not have publicly-traded stock, the realizable value of our interests may ultimately prove to be lower than the carrying value currently reflected in our Consolidated Financial Statements. We continually evaluate the carrying value of our ownership interests in and advances to each of our partner companies for possible impairment based on achievement of business plan objectives and milestones, the value of each ownership interest in the partner company relative to carrying value, the financial condition and prospects of the partner company and other relevant factors. We cannot guarantee that we will receive maximum value in connection with the disposition of our stakes in partner companies. Additionally, we may be unable to find buyers for certain of our assets, which could adversely affect our business.
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
Our accounting estimates with respect to the useful life and ultimate recoverability of our carrying basis, including goodwill, in our partner companies could change in the near-term, and the effect of such changes on the financial statements could be significant. In the first quarter of 2000, we announced several significant acquisitions which were financed principally with shares of our stock and based on the price of our stock at that time, that were valued in excess of $1.0 billion. Based on our periodic review of our partner company holdings, we have recorded cumulative impairment charges of $1.7 billion to write off certain partner company holdings, primarily in 2000, 2001 and 2002. As of December 31, 2006, our recorded amount of carrying basis including goodwill is not impaired, but we cannot assure that our future results will confirm this assessment. We performed our latest annual impairment test during the fourth quarter of 2006 and will perform our next annual impairment test in the fourth quarter of 2007. In 2005, in conjunction with the CommerceQuest and Metastorm merger, we reevaluated our then current carrying value of CommerceQuest goodwill and recorded a goodwill impairment charge of $1.8 million and a $0.9 million intangible asset charge. It is possible that a significant write-down or write-off of partner company carrying basis, including goodwill, may be required in the future, or that a significant loss will be recorded in the future upon the sale of a partner company. A write-down or write-off of this type could cause a decline in the price of our common stock.
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
Our partner companies could make financial or other business decisions that are not in our best interests or that we do not agree with, which could impair the value of our partner company interests.
Although we generally seek a significant equity interest and participation in the management of our partner companies, we may not be able to control significant financial or other business decisions of our partner companies. In addition, although we currently own a controlling interest in several of our partner companies, we may not maintain a controlling interest. Equity interests in partner companies in which we lack control or share control involve additional risks that could cause the performance of our interest and our operating results to suffer, including the management or a significant equity holder of a partner company having economic or business interests or objectives that are different from ours and partner companies or their significant equity holders disagreeing with our positions with respect to the financial or operating decisions made by the partner Companies.
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
We may compete with our partner companies to acquire interests in information technology and e-commerce companies, and our partner companies may compete with each other for information technology e-commerce opportunities. This competition may deter companies from partnering with us and may limit our business opportunities.
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
Government regulation of the internet and e-commerce continues to evolve and unfavorable changes could harm our partner companies’ respective businesses. Our partner companies are subject to general business regulations and laws specifically governing the internet and e-commerce. Such existing and future laws and regulations may impede the growth of the internet or other online services. These regulations and laws may cover taxation, user privacy, pricing content, copyrights, distribution, electronic contracts, consumer protection, the provision of online payment services, broadband residential internet access and the characteristics and quality of products and services. The scope of the applicability of existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy to the internet and e-commerce continues to evolve. Unfavorable resolution of these issues may harm our partner companies’ businesses.
Our partner companies that publish or distribute content over the internet may be subject to legal liability.
Some of our partner companies may be subject to legal claims relating to the content on their websites, or the downloading and distribution of this content. Claims could involve matters such as defamation, invasion of privacy and copyright infringement. Providers of internet products and services have been sued in the past, sometimes successfully, based on the content of material. In addition, some of the content provided by our partner companies on their websites is drawn from data compiled by other parties, including governmental and commercial sources. The data may have errors. If any of our partner companies’ website content is improperly used or if any of our partner companies supply incorrect information an unexpected liability could result. Any of our partner companies that incur this type of unexpected liability may not have insurance to cover the claim or its insurance may not provide sufficient coverage. If our partner companies incur substantial cost because of this type of unexpected liability, the expenses incurred by our partner companies will increase and their profits, if any, will decrease.
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
Capacity limits on some of our partner companies’ technology, transaction processing systems and network hardware and software may be difficult to project, and our partner companies may not be able to expand and upgrade their systems to meet increased use. As traffic on our partner companies’ websites continues to increase, they must expand and upgrade their technology, transaction processing systems and network hardware and software. Our partner companies may be unable to accurately project the rate of increase in use of their websites. In addition, our partner companies may not be able to expand and upgrade their systems and network hardware and software capabilities to accommodate increased use of their websites. If our partner companies are unable to appropriately upgrade their systems and network hardware and software, the operations and processes of our partner companies may be disrupted.

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
If our partner companies are not able to raise capital from us or other outside sources, then they may need to cease operations. Our allocation of resources to our partner companies is mostly discretionary. Because our resources and our ability to raise capital are limited, we may not commit to provide our partner companies with sufficient capital resources to allow them to reach a cash flow positive position. We allocate our resources to focus on those partner companies that we believe present the greatest potential to increase stockholder value. We cannot ensure that the companies we identified in this process are those that actually have the greatest value proposition. As a result of our limited resources, we will not allocate capital to all of our existing partner companies. Our decision to not provide additional capital support to some of our partner companies could have a material adverse impact on the operations of such partner companies.

ITEM 1B. Unresolved Staff Comments
None.
ITEM 2. Properties
The location and general description of our properties as of February 28, 2007 are as follows:
Corporate Offices
Our corporate headquarters are located at 690 Lee Road, Suite 310 in an office facility located in Wayne, Pennsylvania, where we lease approximately 11,000 square feet.
Partner Company Properties
Our consolidated partner companies lease approximately 73,700 square feet of office, administrative, sales and marketing, operations and data center space, principally in California, Colorado, Georgia, Illinois, New York and Pennsylvania in the United States.
ITEM 3. Legal Proceedings
In May and June 2001, certain of the Company’s present directors, along with the Company, certain of its former directors, certain of its present and former officers and its underwriters, were named as defendants in nine class action complaints filed in the United States District Court for the Southern District of New York. The plaintiffs and the alleged classes they seek to represent include present and former stockholders of the Company. The complaints generally allege violations of Sections 11 and 12 of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 10b-5 promulgated under the Exchange Act, based on, among other things, the dissemination of statements allegedly containing material misstatements and/or omissions concerning the commissions received by the underwriters of the initial public offering and follow-on public offering of the Company as well as failure to disclose the existence of purported agreements by the underwriters with some of the purchasers in these offerings to buy additional shares of the Company’s stock subsequently in the open market at pre-determined prices above the initial offering prices. The plaintiffs seek for themselves and the alleged class members an award of damages and litigation costs and expenses. The claims in these cases have been consolidated for pre-trial purposes (together with claims against other issuers and underwriters) before one judge in the Southern District of New York federal court. In April 2002, a consolidated, amended complaint was filed against these defendants which generally alleges the same violations and also refers to alleged misstatements or omissions that relate to the recommendations regarding the Company’s stock by analysts employed by the underwriters. In June and July 2002, defendants, including the Company defendants, filed motions to dismiss plaintiffs’ complaints on numerous grounds. The Company’s motion was denied in its entirety in an opinion dated February 19, 2003. In July 2003, a committee of the Company’s Board of Directors approved a proposed settlement with the plaintiffs in this matter. The settlement would provide for, among other things, a release of the Company and of the individual defendants (who had been previously dismissed without prejudice) for the wrongful conduct alleged in the amended complaint. The Company would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. Any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurers. The complete terms of the proposed settlement is on file with the District Court. The District Court overseeing the litigation granted preliminary approval of the settlement in February 2005, subject to a change in the terms to bar cross-claims by defendant underwriters for contribution, but not for indemnification or otherwise. The parties to the settlement agreed on revised language to effectuate the changes regarding contribution/indemnification claims requested by the District Court and such language has been accepted by the District Court. A final fairness hearing on the settlement was held on April 24, 2006. The District Court has not yet ruled with respect to the settlement. On December 5, 2006, the Second Circuit Court of Appeals reversed the certification of plaintiff classes in six actions related to other issuers that had been designated as test cases with respect to the non-settling defendants in those matters and made other rulings that drew into question the legal viability of the claims in those cases. While the Court of Appeals decision does not automatically determine those issues with respect to the case against the Company, it is at least a substantial precedent as to those issues. As a result, it is unclear when, or if, the District Court will approve the proposed class settlement in the case against the Company or if any party to that settlement will seek to withdraw its agreement to it. The District Court has deferred all further proceedings in the litigation pending resolution of these issues as well as of efforts to ask the Court of Appeals to reconsider its decision.
ITEM 4. Submission of Matters to a Vote of Security Holders
No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal year 2006.
PART II
ITEM 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information. Our common stock is currently traded on the NASDAQ Global Market under the symbol “ICGE.” We transferred from the NASDAQ National Market (renamed the NASDAQ Global Market in 2006) to the NASDAQ SmallCap Market effective June 10, 2002 and transferred back to the NASDAQ National Market effective March 3, 2005. Our initial public offering of stock occurred on August 5, 1999 at $120.00 (post-split) per share on the NASDAQ National Market. In December 1999, the Company declared and paid a 100% stock dividend. In May 2004, the Company implemented a one-for-twenty reverse stock split. All share information in this Report reflects this dividend and this reverse stock split. The price range per share reflected in the table below is the highest and lowest sale price for our stock (post split) as reported by the NASDAQ National Market, the NASDAQ Global Market and the NASDAQ SmallCap Market during each quarterly period of our two most recent fiscal years.

	2006				2005
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31
	(1st)	(2nd)	(3rd)	(4th)	(1st)	(2nd)	(3rd)	(4th)
High	$10.04	$9.66	$9.65	$11.26	$9.37	$7.71	$8.96	$9.39
Low	$7.90	$7.57	$8.05	$9.04	$6.85	$5.34	$6.59	$7.53
As of February 28, 2007, the last reported sale price for our common stock on the NASDAQ Global Market was $11.44 per share.
Holders. As of February 28, 2007, there were 1,196 holders of record of our common stock, although there is a much larger number of beneficial owners.
Dividends. We have never declared or paid cash dividends on our capital stock and we do not intend to pay cash dividends in the foreseeable future. We plan to retain any earnings for use in the operation of our business and to fund future growth.
Stock Performance Graph
The following graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act.
The following graph presents a comparison of the Company’s stock performance with that of the Nasdaq Composite Index and the Goldman Sachs Technology Internet Index from December 31, 2001 to December 31, 2006.
COMPARISON OF CUMULATIVE TOTAL RETURN* SINCE DECEMBER 31, 2001
AMONG INTERNET CAPITAL GROUP, INC.,
THE NASDAQ COMPOSITE INDEX AND
THE GSTI INTERNET INDEX

*	$100 invested at closing prices on December 31, 2001 in ICGE shares or in a stock index, including reinvestment of dividends.

ITEM 6. Selected Consolidated Financial Data
The following table summarizes certain selected historical consolidated financial information of ICG that has been derived from our audited Consolidated Financial Statements for each one-year period for the five years ended December 31, 2006, 2005, 2004, 2003 and 2002. The financial information may not be indicative of our future performance. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the related Notes thereto included in this Report.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$64,749	$47,568	$41,857	$57,915	$67,762
Operating Expenses
Cost of revenue	42,439	28,460	21,464	33,565	43,716
Selling, general and administrative	42,108	40,795	31,239	43,138	73,257
Research and development	8,755	12,276	8,660	13,705	23,031
Amortization of intangibles	1,695	2,123	2,711	7,955	10,115
Impairment related and other	178	3,448	758	(1,777)	10,195

Total operating expenses	95,175	87,102	64,832	96,586	160,314

	(30,426)	(39,534)	(22,975)	(38,671)	(92,552)

Other income (loss), net	34,605	135,489	(106,178)	(58,706)	91,526
Interest income (expense), net	7,345	523	(3,630)	(15,301)	(19,393)

Income (loss) before income taxes, minority interest and equity loss	11,524	96,478	(132,783)	(112,678)	(20,419)
Income tax benefit (expense)	40	(18,640)	—	—	(179)
Minority interest	1,232	2,513	771	2,384	15,228
Equity loss	(5,461)	(6,703)	(5,893)	(14,540)	(81,114)

Income (loss) from continuing operations	7,335	73,648	(137,905)	(124,834)	(86,484)
Income (loss) on discontinued operations	8,289	(1,130)	2,588	(11,050)	(15,735)

Net income (loss)	$15,624	$72,518	$(135,317)	$(135,884)	$(102,219)

Basic Income (loss) Per Share:
Income (loss) from continuing operations	$0.20	$1.98	$(3.86)	$(8.25)	$(6.45)
Income (loss) on discontinued operations	0.22	(0.03)	0.07	(0.73)	(1.18)

Basic income (loss) per share	$0.42	$1.95	$(3.79)	$(8.98)	$(7.63)

Shares used in computation of basic income (loss) per share	37,570	37,109	35,713	15,130	13,400

Diluted Income (loss) Per Share:
Income (loss) from continuing operations	$0.19	$1.76	$(3.86)	$(8.25)	$(6.45)
Income (loss) on discontinued operations	0.22	(0.03)	0.07	(0.73)	(1.18)

Diluted income (loss) per share	$0.41	$1.73	$(3.79)	$(8.98)	$(7.63)
Shares used in computation of diluted income (loss) per share	38,106	43,670	35,713	15,130	13,400

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$120,841	$147,912	$86,951	$77,590	$121,716
Working capital (deficit)	$78,939	$140,504	$72,932	$(124,479)	$76,365
Total assets	$354,427	$346,532	$277,606	$231,163	$366,246
Other long-term debt, net of current portion	$544	$4,407	$11	$30	$7,290
Senior convertible notes	$26,590	$37,000	$60,000	$—	$—
Convertible subordinated notes	$—	$—	$—	$173,919	$283,114
Total stockholders’ equity (deficit)	$298,538	$256,245	$165,107	$(19,294)	$(51,646)

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
The Consolidated Financial Statements include the consolidated accounts of Internet Capital Group, Inc., a company incorporated in Delaware, and its subsidiaries, both wholly-owned and consolidated (Internet Capital Group, Inc. and all such subsidiaries, are hereinafter referred to as “we,” “ICG,” the “Company” or “Internet Capital Group”), and have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”).
Executive Summary
The Company acquires and builds internet software and services companies that drive business productivity and reduce transaction costs between firms. The Company devotes its expertise and capital to maximizing the success of these platform companies that are delivering software and service applications to customers worldwide. We view the Company as primarily having two components: Corporate and our partner companies. Corporate primarily holds our cash, marketable securities and ownership interests in partner companies. Our partner companies are grouped into two operating segments consisting of the Core segment and the Other Holdings segment. The Core operating segment includes those partner companies in which the Company’s management takes a very active role in providing strategic direction and management assistance. The Other Holdings operating segment includes holdings in companies where, in general, we do not have a controlling ownership stake, we provide less operational support and the partner company is managed to provide the greatest near-term stockholder value. From time to time, partner companies are disposed of by ICG or cease operations.
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
Liquidity and Capital Resources
The following table summarizes our and our consolidated subsidiaries’ cash and cash equivalents, restricted cash, short-term investments, marketable securities and senior convertible notes as of December 31, 2006 and 2005:

	December 31, 2006			December 31, 2005
		Consolidated			Consolidated
	Corporate	Subsidiaries	Total	Corporate	Subsidiaries	Total
	(in thousands)
Cash and cash equivalents	$104,249	$16,559	$120,808	$129,555	$13,104	$142,659
Restricted Cash (1)	—	33	33	—	253	253
Short-term investments	—	—	—	—	5,000	5,000

	$104,249	$16,592	$120,841	$129,555	$18,357	$147,912

Marketable securities	$66,075	$—	$66,075	$63,425	$—	$63,425

Senior convertible notes due April 2009 (2)	$(26,590)	$—	$(26,590)	$(37,000)	$—	$(37,000)

(1)	Restricted cash at December 31, 2006 and 2005 does not include $207 and $696, respectively, of long-term restricted cash included in “Other” assets on the Company’s Consolidated balance sheets.

(2)	ICG repurchased all outstanding senior convertible notes on February 12, 2007 for approximately $37.1 million in cash.
We believe existing cash, cash equivalents and short-term investments and proceeds from the potential sales of all or a portion of our interests in certain marketable securities and partner companies to be sufficient to fund our cash requirements for the foreseeable future, including future commitments to partner companies, debt obligations and general operations requirements. At December 31, 2006, as well as the date of this filing, we were not obligated for any significant funding and guarantee commitments to existing partner companies. We will continue to evaluate acquisition opportunities and may acquire additional ownership interests in new and existing partner companies in the next twelve months; however, such acquisitions will generally be made at our discretion.
Consolidated working capital decreased by $61.6 million from December 31, 2005 to December 31, 2006, primarily due to partner company ownership interest acquisitions in new and existing partner companies in 2006, convertible note repurchases in May 2006 and the classification of our senior convertible notes as a current liability as of December 31, 2006 due to repayment in February 2007.

Summary of Statements of Cash Flows

	Year Ended December 31,
	2006	2005	2004
		(in thousands)
Cash used in operating activities	$(7,203)	$(51,055)	$(24,153)
Cash provided by (used in) investing activities	$(7,141)	$192,693	$(34,243)
Cash provided by (used in) financing activities	$(9,454)	$(29,179)	$12,781
The decrease in cash used in operating activities from 2005 to 2006 is due to a reduction in operating loss in 2006 versus 2005 and the receipt of a $8.1 million refund received in 2006 on estimated federal income tax payments paid in 2005 of $26.9 million.
The increase in cash used in operating activities from 2004 to 2005 is primarily the result of the payment of $26.9 million in estimated federal income taxes in 2005 versus no income taxes paid in 2004.
The increase in cash used in investing activities from 2005 to 2006 is the result of net acquisitions of ownership interests in partner companies in 2006 versus net sales of ownership interests in partner companies in 2005. The decrease in cash used in investing activities from 2004 to 2005 is the result of increased net sales of ownership interests in partner companies and marketable securities in 2005, versus net purchases of short-term investments in 2004.
The decrease in cash used in financing activities from 2005 to 2006 is primarily related to proceeds from employee loan repayments in 2006 and the fact that there were less senior convertible notes repurchased in 2006 versus 2005. The variability in cash provided by (used in) financing activities from 2004 through 2005 is primarily the result of repurchases of $23.0 million of principal of convertible notes for $28.4 million in cash in 2005 versus the net issuance of $18.7 million of convertible notes in 2004.
We and our consolidated subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. We do not expect the ultimate liability with respect to these actions will materially affect our financial position or cash flows.
Contractual Cash Obligations and Commercial Commitments
The following table summarizes our contractual cash obligations and commercial commitments as of December 31, 2006:

	Payments due by period
	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 years
			(in thousands)
Senior convertible notes	$26,590	$26,590	$—	$—	$—
Operating leases	5,482	1,560	2,352	1,311	259
Other borrowings	1,491	947	544	—	—

	$33,563	$29,097	$2,896	$1,311	$259

Off-Balance Sheet Arrangements
We are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Our Partner Companies
As of December 31, 2006, we owned interests in 18 partner companies that are categorized below based on segment and method of accounting.

CORE PARTNER COMPANIES (%Voting Interest)
Consolidated	Equity	Cost
ICG Commerce (66%)	Channel Intelligence (40%)	(none)
Investor Force (80%)	Freeborders (34%)
Marketron (38%)
Metastorm (41%)
StarCite (26%)
Vcommerce (46%)
WhiteFence (39%)

OTHER HOLDINGS COMPANIES (%Voting Interest)
Consolidated	Equity	Cost
(none)	GoIndustry (35%)(2)	Anthem Ventures Fund, L.P. (9%)
Blackboard (1)
Captive Capital Corporation (5%)
Creditex Group, Inc. (13%)
Emptoris, Inc. (5%)
Entegrity Solutions Corporation (2%)
Jamcracker, Inc. (2%)
Tibersoft Corporation (5%)

(1)	As of February 28, 2007, we own 2,187,060 shares of Blackboard (NASDAQ:BBBB) (see “Note 4 — Marketable Securities” to Consolidated Financial Statements.)

(2)	As of February 28, 2007, we own 69,177,300 shares, or 35% of the voting securities, of GoIndustry. GoIndustry’s common stock is traded on the AIM market of the London Stock Exchange under ticker symbol GOI. See “Note 3 — Ownership Interests in Partner Companies, Goodwill and Intangibles, net.”)
Results of Operations
The following summarizes the unaudited selected financial information related to our segments. Each segment includes the results of our consolidated partner companies and records our share of the earnings and losses of partner companies accounted for under the equity method of accounting. The partner companies included within the segments are consistently the same 18 partner companies for 2006, 2005 and 2004. Additionally, our recently added partner companies, Channel Intelligence, Vcommerce and WhiteFence are included in the Core segment from their respective acquisition dates. The method of accounting for any particular partner company may change based on our ownership interest.
“Discontinued Operations and Dispositions” are those partner companies that have been sold or ceased operations and are no longer included in a segment for all periods presented. Corporate expenses represent the general and administrative expenses of our business operations, which include supporting the partner companies and operating as a public company. The measure of segment net loss reviewed by us does not include items such as gains on the disposition of partner company ownership interests and marketable securities holdings, losses on convertible note repurchases and transactions, income taxes and accounting changes, which are reflected in other reconciling items in the information that follows.

Segment Information
(in thousands)
				Reconciling Items
				Discontinued
		Other	Total	Operations and			Consolidated
	Core	Holdings	Segment	Dispositions	Corporate	Other	Results
For The Year Ended December 31, 2006
Revenues	$64,749	$—	$64,749	$—	$—	$—	$64,749
Net income (loss)	$(13,911)	$592	$(13,319)	$6,646	$(13,788)	36,085	$15,624

For The Year Ended December 31, 2005
Revenues	$47,568	$—	$47,568	$—	$—	$—	$47,568
Net income (loss)	$(23,120)	$(4,852)	$(27,972)	$1,184	$(18,473)	$117,779	72,518

For The Year Ended December 31, 2004
Revenues	$41,857	$—	$41,857	$—	$—	$—	$41,857
Net income (loss)	$(10,856)	$(2,215)	$(13,071)	$1,804	$(18,116)	$(105,934)	$(135,317)
For the Years Ended December 31, 2006, 2005 and 2004
Results of Operations — Core Companies
The following presentation of our Results of Operations — Core Companies includes the results of our consolidated Core partner companies and our share of the results of our equity method Core partner companies.

	Year Ended December 31,
	2006	2005	2004
		(in thousands)
Selected data:
Revenue	$64,749	$47,568	$41,857

Cost of revenue	(42,439)	(28,460)	(21,464)
Selling, general and administrative	(21,100)	(22,420)	(17,194)
Research and development	(8,755)	(12,276)	(8,660)
Amortization of intangibles	(1,829)	(2,123)	(2,711)
Impairment related and other	(178)	(347)	(282)

Operating expenses	$(74,301)	(65,626)	(50,311)

Interest and other	51	(897)	492
Equity loss	(4,410)	(4,165)	(2,894)

Net loss	(13,911)	$(23,120)	$(10,856)

Revenue
Revenue increased $17.1 million from $47.6 million in 2005 to $64.7 million in 2006. The primary drivers of the revenue increase are increased revenues at ICG Commerce and StarCite being consolidated through December 29, 2006 versus only the second half of 2005; the increase was offset by CommerceQuest, Inc. (“CommerceQuest”) being deconsolidated in the fourth quarter of 2005. On December 29, 2006, one of our consolidated companies, StarCite, completed a transaction to consolidate with OnVantage, Inc. Subsequent to the transaction, our ownership interest in the combined entity will be accounted for under the equity method of accounting and StarCite revenue will not be consolidated.
Revenue increased $5.7 million from $41.9 million in 2004 to $47.6 million in 2005. The primary driver of the revenue increase is the consolidation of Investor Force and StarCite in 2005, which increased revenue

$8.1 million versus 2004. The residual decrease is due to lower revenues related to CommerceQuest prior to deconsolidation, as well as the deconsolidation of CommerceQuest. These decreases were offset by increased revenues at ICG Commerce.
Operating Expenses
Operating Expenses increased $8.7 million, from $65.6 million in 2005 to $74.3 million in 2006. The increase was the result of the consolidation of StarCite through December 29, 2006 versus only the second half of 2005 and increased operating expenses at ICG Commerce.
Operating expenses increased $15.3 million, from $50.3 million in 2004 to $65.6 million in 2005. The primary driver of the operating expense increase is due to the consolidation of Investor Force and StarCite in 2005, which increased operating expenses by $16.3 million from 2004. The residual decrease is related to CommerceQuest’s reduced operating expenses in reaction to lower revenue, offset by increased operating expenses at ICG Commerce.
Equity Loss
A portion of our net results from our Core companies is derived from those partner companies in which we hold a substantial minority ownership interest. Our share of the income or losses of these companies is recorded in our Consolidated Statement of Operations under “Equity loss.”
Our share of net income and net losses of Core companies increased to a loss of $(4.4) million in 2006, from $(4.2) million in 2005 and from $(2.9) million in 2004.
The total revenue of our five Core equity method partner companies increased from $45.5 million in 2004 to $50.5 million in 2005 to $98.7 million in 2006. The increases are primarily the result of increased revenue at our Core equity method companies involved with offshore IT outsourcing, as well as the additions of Metastorm and WhiteFence in 2005 and Vcommerce in 2006.
Our Core equity method companies reported aggregate net loss of $(13.6) million in 2006, compared to net loss of $(9.6) million in 2005 and $(13.6) million in 2004. Net loss for the 2006 period increased primarily due to the acquisition of partner companies. Accordingly, our share of the net income and net losses increased in the year ended December 31, 2006 from the same period in 2005. Results for the 2005 period improved over the 2004 period, primarily due to higher revenue, offset by higher spending levels in the 2005 period to deliver product, services and sales. Accordingly, our share of the net income and net losses of these partner companies increased in the 2005 period versus the 2004 period.

Results of Operations — Other Holdings Companies
The following presentation of our Results of Operations — Other Holdings Companies includes the results of our consolidated Other Holdings partner companies and our share of the results of our equity method Other Holdings partner companies.

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Selected data:
Revenue	$—	$—	$—
Operating expenses	—	—	—
Interest and other	—	—	—
Equity income (loss)	592	(4,852)	(2,215)

Net income (loss)	$592	$(4,852)	$(2,215)

Equity loss decreased in 2006 from 2005, primarily due to improved results of GoIndustry. GoIndustry’s net loss in 2005 included an impairment of its goodwill. Equity loss increased in 2005 from 2004, due to the increase in our share of the net loss of GoIndustry in 2005 from 2004.
Results of Operations — Reconciling Items
Discontinued Operations and Dispositions
The following is a summary of the components included in “Discontinued Operations and Dispositions,” a reconciling item for segment reporting purposes:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Discontinued operations	$8,289	$(1,130)	$2,588
Equity income (loss) of partner companies sold/disposed of	(1,643)	2,314	(784)

Net income (loss)	$6,646	$1,184	$1,804

In 2006, Investor Force completed the sale of its database division to Morningstar, Inc. (“Morningstar”) for $10.0 million. In 2005, ICG Commerce entered into an agreement to sell its German subsidiary for nominal consideration. In 2004 and 2006, the Company received $3.0 million and $0.1 million, respectively, of additional proceeds from the sale of the assets of Delphion, Inc. In accordance with Statement of Financial Accounting Standards (“SFAS”) SFAS No. 144, these three operations have been treated as discontinued operations. Accordingly, the operating results of these discontinued operations have been presented separately from continuing operations and include the gains or losses recognized on disposition. See Note 7 to our Consolidated Financial Statements.
Cash proceeds to Investor Force of $9.0 million were received in August 2006, and $1.0 million was placed into escrow, with an anticipated release in August 2007. The Company recorded a gain of approximately $7.0 million on this transaction in 2006. The remaining $1.2 million of income from discontinued operations related to the 2006 operating activity of the Investor Force database division.
The impact to our consolidated results of equity method partner companies in which we have sold or disposed of our ownership interest, or which have ceased operations during 2006, 2005 and 2004 is also included in the caption “Dispositions” for segment reporting purposes. Equity income (loss) relating to these entities increased in 2006 due to additional losses at eCredit.com, Inc. (“eCredit”) and ComputerJobs.com, Inc. (“ComputerJobs”). Equity income (loss) relating to these entities improved from 2004 to 2005, primarily due to the improvement in operating results of LinkShare Corporation (“Linkshare”) and the disposal of partner companies.

Corporate

	Year Ended December 31,
	2006	2005	2004
	(in thousands)

General and administrative	$(20,874)	$(18,779)	$(14,045)
Impairment related and other	—	—	(476)
Interest income (expense), net	7,086	306	(3,595)

Net loss	$(13,788)	$(18,473)	$(18,116)

General and Administrative
Our general and administrative expenses increased $2.1 million in 2006 from 2005, primarily due to an increase in stock-based compensation of $3.3 million, offset by reductions in legal costs associated with the settlement of litigation.
Our general and administrative expenses increased $4.7 million in 2005 from 2004, primarily due to an increase in stock-based compensation of $2.9 million, as well as increased legal costs associated with the settlement of litigation.
Impairment Related and Other
The charge in 2004 is due to settlement of a lease obligation for $0.5 million more than we had originally estimated.
Interest Income/Expense
The net $6.8 million increase in our interest income (expense) from 2005 to 2006 is attributable to a reduction in average principal amount of convertible notes outstanding from 2004 to 2006 and an increase in the average cash balance and interest rates during the same period.

Other

	Year Ended December 31,
	2006	2005	2004
	(in thousands)

Other income (loss) (Note 15)	$34,813	$136,603	$(105,438)
Income tax benefit (expense)	40	(18,640)	—
Impairments	—	(2,697)	(1,267)
Minority interest	1,232	2,513	771

Net income (loss)	$36,085	$117,779	$(105,934)

Other Income (Loss), Net
Other income (loss), net was income of $34.8 million in 2006 and income of $136.6 million in 2005 versus a loss of ($105.4) million in 2004. The income in 2006 and 2005 is primarily the result of gains on the sales of partner companies and marketable securities. The loss in 2004 is primarily attributable to the loss of $133.1 million on our debt-for-equity exchanges offset by sales of ownership interests in partner companies and marketable securities of $28.8 million. See Note 15 to our Consolidated Financial Statements.
Income Tax
Our net deferred tax asset of $573 million at December 31, 2006 consists of deferred tax assets of $595 million, relating primarily to partner company basis differences, capital and net operating loss carry forwards, offset by deferred tax liabilities of $22 million, primarily related to unrealized appreciation in available for sale securities. During 2001, we recorded a full valuation allowance against our net deferred tax assets that was maintained during 2004, 2005 and 2006. See Note 12 to our Consolidated Financial Statements.
The 20.4% effective tax rate for 2005 differs from the 35% statutory rate, primarily due to the utilization of losses for which a valuation allowance had previously been provided. The amount of carry forward losses that we were permitted to utilize was limited due to the change in ownership experienced by us in 2004.
Impairment Charges
We continually evaluate the carrying values of our partner companies. Additionally, we operate in an industry that is rapidly evolving, extremely competitive and where many businesses have experienced difficulty in raising additional capital necessary to fund operating losses. Based on our periodic review of our partner company carrying values, impairment charges of $2.7 million and $1.3 million were recorded in 2005 and 2004, respectively. Additionally, we recorded other than temporary impairment charges related to our marketable securities totaling $1.3 million in 2005 and $2.9 million in 2004. These charges are included in “Other income (loss)” above.
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
Valuation of Goodwill, Intangible Assets and Ownership Interests in Partner Companies
We perform ongoing business reviews and perform annual goodwill impairment tests in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” and other impairment tests in accordance with Accounting Principles Board (“APB”) Opinion No. 18, “Equity Method Investments” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and use quantitative and qualitative measures to assess the need to record impairment losses on goodwill, intangible assets and ownership interests in our partner companies when impairment indicators are present. Where impairment indicators are present, we determine the amount of the impairment charge as the excess of the carrying value over the fair value. We determine fair value based on a combination of the discounted cash flow methodology, which is based upon converting expected future cash flows to present value, and the market approach, which includes analysis of market price multiples of companies engaged in lines of business similar to the company being evaluated. The market price multiples are selected and applied to the company based on relative performance, future prospects and risk profile of the company in comparison to the guideline companies. Significant assumptions relating to future operating results must be made when estimating the future cash flows associated with these companies. Significant assumptions relating to achievement of business plan objectives and milestones must be made when evaluating whether impairment indicators are present. Should unforeseen events occur or should operating trends change significantly, additional impairment losses could occur.
Revenue Recognition
ICG Commerce may assume all or a part of a customer’s procurement function as part of sourcing arrangements. Typically, in these engagements, ICG Commerce is paid a fixed fee agreed upon in advance and/or a fee based on a percentage of the amount spent by its customers’ respective purchasing department in the specified areas ICG Commerce manages. Additionally, in some cases, ICG Commerce has the opportunity to earn additional fees based on the level of savings achieved for customers. ICG Commerce recognizes revenue as earned which is typically over the life of the customer contract (which approximates the life of the customer relationship) and any additional fees as earned.
StarCite was a consolidated company through December 29, 2006, at which time it merged with another company, reducing our ownership interest to 26%, and became an equity method company. StarCite’s revenues were primarily derived from hotel media marketing packages, attendee management software, site selection and various enabling technologies. Marketing package, attendee management software and enabling technology revenues were recognized over the life of the contract, which approximated the life of the customer relationship and typically ranged from one to three years. Site selection revenues were recognized at the time the meeting occurs, which assumed no significant performance obligation remains.
CommerceQuest was a consolidated company through September 30, 2005, at which time it was acquired by Metastorm (which was an unrelated entity at the time) and became an equity method company. CommerceQuest recognized revenue from software license fees and services. CommerceQuest sold its software directly to end users, as well as through resellers. Fees from licenses were recognized as revenue upon contract execution (provided that all delivery obligations had been met), fees were fixed or determinable, collection was probable, and vendor-specific objective evidence existed for the undelivered elements of the arrangement. Maintenance revenue was recognized ratably over the term of the maintenance contract. Consulting and training revenue was recognized when the services were performed. Implementation fees, which did not relate to software license fees including start-up fees, were deferred and generally recognized as revenue over the term of the arrangement.

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
Commitments and Contingencies
From time to time, we are a defendant or plaintiff in various legal actions that arise in the normal course of business. From time to time, we are also a guarantor of various third-party obligations and commitments. We are required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses. A determination of the amount of reserves required for these contingencies, if any, which would be charged to earnings, is made after careful analysis of each individual matter. The required reserves may change in the future due to new developments in each matter or changes in circumstances, such as a change in settlement strategy. Changes in required reserves could increase or decrease our earnings in the period the changes are made.
Recent Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006, which is the fiscal year beginning on January 1, 2007 for the Company. We are currently evaluating but do not anticipate any material impact in applying the various provisions of FIN 48.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which is applicable for fiscal years beginning after November 15, 2007. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP,” and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Although SFAS No. 157 does not require any new fair value measurements, its application may, for some entities, change current practices related to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of the adoption of SFAS No. 157 on our financial statements.
In September 2006, the SEC Staff released Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 provides guidance on the process of quantifying materiality of financial statement misstatements. SAB No. 108 is effective for fiscal years ending after November 15, 2006, with early application for the first interim period ending after November 15, 2006. The adoption of SAB No. 108 did not have any impact on our financial statements.
On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Under this Standard, we may elect to report cost and equity partner companies, marketable securities, hedges and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption within 120 days of the beginning of our 2007 fiscal year is permissible, provided that we have not yet issued interim financial statements for 2007 and adopted

SFAS No. 157. We are currently evaluating the impact of the adoption of SFAS No. 159 on our financial statements.
ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to equity price risks on the marketable portion of our equity securities. Our public holdings at December 31, 2006 include equity positions in companies in sectors which have experienced significant historical volatility in their stock prices. A 20% adverse change in equity prices, based on a sensitivity analysis of our public holdings as of December 31, 2006, would result in an approximate $19.0 million decrease in the fair value of our public holdings.
Cash and cash equivalents, accounts receivable and accounts payable are carried at cost which approximates fair value due to the short-term maturity of these instruments. Short-term investments and marketable securities are carried at fair value. Our senior convertible notes had a fair value of approximately $32.5 million at December 31, 2006 versus a carrying value of $26.6 million. Fair value of our senior convertible notes is determined by obtaining available market quotes. In February 2007, we repurchased the $26.6 million outstanding balance of our senior convertible notes for approximately $37.1 million, plus accrued interest.
We have historically had very low exposure to changes in foreign currency exchange rates and, as such, have not used derivative financial instruments to manage foreign currency fluctuation risk.
In 2006, the Company entered into the following cashless collar contracts to hedge 750,000 shares of its holdings of Blackboard common stock:

		Minimum		Maximum
Shares	Expiration	Price per	Minimum	Price per	Maximum
Hedged	Date	Share	Value	Share	Value
500,000	March 15, 2010	$22.4419	$11.2 million	$55.4982	$27.7 million
125,000	April 15, 2010	$23.2841	$2.9 million	$59.8307	$7.5 million
125,000	March 15, 2010	$22.2223	$2.8 million	$49.8223	$6.2 million
In 2007, the Company entered into the following cashless collar contracts to hedge 375,000 shares of its holdings of Blackboard common stock:

		Minimum		Maximum
Shares	Expiration	Price per	Minimum	Price per	Maximum
Hedged	Date	Share	Value	Share	Value
125,000	March 15, 2010	$22.2107	$2.8 million	$49.6438	$6.2 million
250,000	March 15, 2010	$24.0453	$6.0 million	$53.4521	$13.4 million
Each of these contracts limits the Company’s exposure to and benefits from price fluctuations in the underlying equity securities. See Note 4 of Notes to Consolidated Financial Statements.

ITEM 8. Financial Statements and Supplementary Data
The following Consolidated Financial Statements, and the related Notes thereto, of Internet Capital Group, Inc. and the Report of Independent Registered Public Accounting Firm are filed as a part of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Internet Capital Group, Inc.:
We have audited the accompanying consolidated balance sheets of Internet Capital Group, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficit), comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Internet Capital Group, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U. S. generally accepted accounting principles.
As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Internet Capital Group, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
Philadelphia, Pennsylvania
March 16, 2007

INTERNET CAPITAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2006	2005
	(in thousands, except per share data)

Assets
Current Assets
Cash and cash equivalents	$120,808	$142,659
Restricted cash	33	253
Short-term investments	—	5,000
Accounts receivable, net of allowance ($137-2006; $599-2005)	6,273	9,223
Prepaid expenses and other current assets	2,557	15,399
Assets of discontinued operations	—	11,911

Total current assets	129,671	184,445
Marketable securities	66,075	63,425
Fixed assets, net	1,847	1,886
Ownership interests in Partner Companies	137,911	71,453
Goodwill	17,084	17,794
Intangibles, net	182	3,407
Other	1,657	4,122

Total Assets	$354,427	$346,532

Liabilities and Stockholders’ Equity
Current Liabilities
Current portion of senior convertible notes	$26,590	$—
Current maturities of other long-term debt	947	1,113
Accounts payable	4,123	6,181
Accrued expenses	4,420	9,533
Accrued compensation and benefits	9,222	7,141
Deferred revenue	5,430	9,508
Liabilities of discontinued operations	—	10,465

Total current liabilities	50,732	43,941
Senior convertible notes	—	37,000
Other long-term debt	544	4,407
Long-term deferred revenue	157	1,490
Other liabilities	333	640
Minority interests	4,123	2,809

	55,889	90,287

Stockholders’ Equity
Preferred stock, $0.01 par value; 10,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value; 2,000,000 shares authorized, 38,598 (2006) and 39,314 (2005) issued and outstanding	39	39
Additional paid-in capital	3,552,681	3,535,646
Accumulated deficit	(3,317,095)	(3,332,719)
Unamortized deferred compensation	—	(6,684)
Notes receivable-stockholders	—	(300)
Accumulated other comprehensive income	62,913	60,263

Total stockholders’ equity	298,538	256,245

Total Liabilities and Stockholders’ Equity	$354,427	$346,532

See accompanying notes to Consolidated Financial Statements.

INTERNET CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
	(in thousands, except per share data)

Revenue	$64,749	$47,568	$41,857

Operating expenses
Cost of revenue	42,439	28,460	21,464
Selling, general and administrative	42,108	40,795	31,239
Research and development	8,755	12,276	8,660
Amortization of intangibles	1,695	2,123	2,711
Impairment related and other	178	3,448	758

Total operating expenses	95,175	87,102	64,832

	(30,426)	(39,534)	(22,975)
Other income (loss), net	34,605	135,489	(106,178)
Interest income	9,519	3,890	1,295
Interest expense	(2,174)	(3,367)	(4,925)

Income (loss) before income taxes, minority interest and equity loss	11,524	96,478	(132,783)
Income tax benefit (expense)	40	(18,640)	—
Minority interest	1,232	2,513	771
Equity loss	(5,461)	(6,703)	(5,893)

Income (loss) from continuing operations	7,335	73,648	(137,905)
Income (loss) on discontinued operations	8,289	(1,130)	2,588

Net income (loss)	$15,624	$72,518	$(135,317)

Basic income (loss) per share:
Income (loss) from continuing operations	$0.20	$1.98	$(3.86)
Income (loss) on discontinued operations	0.22	(0.03)	0.07

	$0.42	$1.95	$(3.79)

Shares used in computation of basic income (loss) per share	37,570	37,109	35,713

Diluted income (loss) per share:
Income (loss) from continuing operations	$0.19	$1.76	$(3.86)
Income (loss) on discontinued operations	0.22	(0.03)	0.07

	$0.41	$1.73	$(3.79)

Shares used in computation of diluted income (loss) per share	38,106	43,670	35,713

See accompanying notes to Consolidated Financial Statements.

INTERNET CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

							Accumulated
			Additional		Unamortized	Notes	Other
	Common Stock		Paid-In	Accumulated	Deferred	Receivable-	Comprehensive
	Shares	Amount	Capital	Deficit	Compensation	Stockholders	Income	Total
	(in thousands)
Balance as of December 31, 2003	21,839	$22	$3,251,068	$(3,269,920)	$(712)	$(460)	$708	$(19,294)
Amortization of deferred compensation	—	—	—	—	1,413	—	—	1,413
Issuance of common stock in payment of bonuses	33	—	273	—	—	—	—	273
Issuance of common stock in exchange for convertible subordinated notes	15,887	16	267,607	—	—	—	—	267,623
Impact of Partner Company equity transactions (Note 14)	—	—	2,313	—	—	—	—	2,313
Issuance of restricted stock	640	—	4,412	—	(4,412)	—	—	—
Forfeiture of restricted stock	(11)	—	(77)	—	77	—	—	—
Stockholder loans principal payments	—	—	—	—	—	160	—	160
Net unrealized appreciation in marketable securities and reclassification adjustments	—	—	—	—	—	—	47,936	47,936
Net loss	—	—	—	(135,317)	—	—	—	(135,317)

Balance as of December 31, 2004	38,388	38	3,525,596	(3,405,237)	(3,634)	(300)	48,644	165,107
Amortization of deferred compensation	—	—	—	—	3,507	—	—	3,507
Impact of Partner Company equity transactions (Note 14)	—	—	2,271	—	—	—	—	2,271
Issuance of restricted stock	819	1	6,013	—	(6,014)	—	—	—
Amortization of stock appreciation rights	—	—	824	—	—	—	—	824
Issuance of deferred stock units to Board of Directors	109	—	809	—	(543)	—	—	266
Repurchase of common stock from former employees	(2)	—	—	—	—	—	—	—
Stock-based compensation tax benefit	—	—	133	—	—	—	—	133
Net unrealized appreciation in marketable securities and reclassification adjustments	—	—	—	—	—	—	11,619	11,619
Net income	—	—	—	72,518	—	—	—	72,518

Balance as of December 31, 2005	39,314	39	3,535,646	(3,332,719)	(6,684)	(300)	60,263	256,245
Reclassification of unamortized deferred compensation upon adoption of SFAS No. 123R	—	—	(6,684)	—	6,684	—	—	—
Share-based compensation expense related to restricted stock	—	—	2,559	—	—	—	—	2,559
Impact of Partner Company equity transactions (Note 14)	—	—	15,169	—	—	—	—	15,169
Issuance of restricted stock	50	—	—	—	—	—	—	—
Forfeitures of restricted stock	(37)	—	(129)	—	—	—	—	(129)
Share-based compensation related to stock appreciation rights and stock options	—	—	4,716	—	—	—	—	4,716
Issuance of deferred stock units to Board of Directors	56	—	674	—	—	—	—	674
Repurchase of common stock from current and former employees	(785)	—	—	—	—	128	—	128
Stockholder loans principal payments	—	—	730	—	—	125	—	855
Forgiveness of stockholder loans	—	—	—	—	—	47	—	47
Net unrealized appreciation in marketable securities and reclassification adjustments	—	—	—	—	—	—	2,650	2,650
Net income	—	—	—	15,624	—	—	—	15,624

Balance as of December 31, 2006	38,598	$39	$3,552,681	(3,317,095)	$—	$—	$62,913	$298,538

See accompanying notes to Consolidated Financial Statements.

INTERNET CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2006	2005	2004
	(in thousands)

Net income (loss)	$15,624	$72,518	$(135,317)

Other comprehensive income (loss)
Unrealized holding gains in marketable securities	7,674	25,940	47,552
Reclassification adjustments/realized net (gains) losses on marketable securities	(5,024)	(14,567)	630
Other accumulated other comprehensive income (loss)	—	246	(246)

Sub-total	2,650	11,619	47,936

Comprehensive income (loss)	$18,274	$84,137	$(87,381)

See accompanying notes to Consolidated Financial Statements.

INTERNET CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(in thousands)

Operating Activities
Net income (loss)	$15,624	$72,518	$(135,317)
Adjustments to reconcile net loss to cash used in operating activities
(Income) loss from discontinued operations	(8,289)	1,130	(2,588)
Depreciation and amortization	3,395	3,691	3,748
Impairment related and other	373	2,941	758
Stock-based compensation	7,680	4,339	1,413
Equity loss	5,461	6,703	5,893
Other (income) loss	(34,605)	(135,489)	106,401
Minority interest	(1,232)	(2,513)	(771)
Changes in assets and liabilities, net of effect of acquisitions:
Restricted cash	122	156	170
Accounts receivable, net	(1,395)	(4,631)	4,345
Prepaid expenses and other assets	6,990	949	3,292
Accounts payable	(3,019)	(6,711)	(6,989)
Accrued expenses	1,075	2,506	(2,559)
Deferred revenue	(762)	600	(1,590)
Other liabilities	3,261	3,553	551

Cash flows from operating activities of continuing operations	(5,321)	(50,258)	(23,243)
Cash flows from (used in) operating activities of discontinued operations	(1,882)	(797)	(910)

Cash used in operating activities	(7,203)	(51,055)	(24,153)

Investing Activities
Capital expenditures, net	(2,265)	(965)	(1,003)
Purchases of short-term investments	—	(10,597)	(85,219)
Proceeds of short-term investments	5,000	63,537	27,288
Proceeds from sales of marketable securities	5,554	19,153	7,798
Proceeds from sales of Partner Company ownership interests	40,845	141,719	25,668
Proceeds from sale of discontinued operations	9,000	—	—
Acquisitions of ownership interests in Partner Companies, net	(63,292)	(22,471)	(8,669)
Other acquisitions, net	(536)	—	—
Increase in cash due to consolidation of Partner Companies	—	2,331	—
Reduction in cash due to deconsolidation of Partner Company	(1,447)	—	—

Cash flows from (used in) investing activities of continuing operations	(7,141)	192,707	(34,137)
Cash flows used in investing activities of discontinued operations	—	(14)	(106)

Cash provided by (used in) investing activities	(7,141)	192,693	(34,243)

Financing Activities
Repurchase of senior convertible notes	(12,768)	(28,405)	—
Issuance of senior convertible notes, net	—	—	58,215
Repurchase of convertible subordinated notes	—	—	(39,541)
Long term debt and capital lease obligations, net	(1,310)	(774)	(6,062)
Repayments of advances and loans from employees/stockholders	4,624	—	160
Issuance of stock by subsidiary	—	—	9

Cash flows from (used in) financing activities of continuing operations	(9,454)	(29,179)	12,781
Cash flows from financing activities of discontinued operations	—	—	—

Cash provided by (used in) financing activities	(9,454)	(29,179)	12,781
Net increase (decrease) in Cash and Cash Equivalents	(23,798)	112,459	(45,615)
Effect of exchange rates on cash	65	496	(380)
Cash and Cash Equivalents at the beginning of year	144,541	31,586	77,581
Cash and Cash Equivalents at end of year	120,808	144,541	31,586

Less Cash and Cash Equivalents of discontinued operations at the end of year	$—	$1,882	$2,693

Cash and Cash Equivalents of continuing operations at the end of year	$120,808	$142,659	$28,893

See accompanying notes to Consolidated Financial Statements.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. The Company
Description of the Company
Internet Capital Group, Inc. (the “Company”) acquires and builds Internet software and services companies that drive business productivity and reduce transaction costs between firms. Founded in 1996, the Company devotes its expertise and capital to maximizing the success of these platform companies, which are delivering software and service applications to customers worldwide.
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
2. Significant Accounting Policies
Basis of Presentation
The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. The Consolidated Financial Statements also include the following majority-owned subsidiaries for all or a portion of the periods indicated, each of which has been consolidated since the date the Company acquired majority voting control (collectively, the “Consolidated Subsidiaries”):

Year Ended December 31,
2006	2005	2004
ICG Commerce Investor Force StarCite (1)	ICG Commerce CommerceQuest (2) Investor Force (3) StarCite (4)	ICG Commerce CommerceQuest
The Consolidated Balance Sheets include the following majority-owned subsidiaries:

December 31,
2006	2005
ICG Commerce	ICG Commerce
Investor Force	Investor Force
StarCite

(1)	On December 29, 2006, StarCite completed a transaction in which it consolidated with OnVantage, Inc. Beginning on December 29, 2006, the Company’s ownership interest in the combined entity is accounted for under the equity method of accounting. See Note 3.

(2)	In October 2005, CommerceQuest, a consolidated Partner Company, was acquired by Metastorm in exchange for an equity interest in Metastorm. Beginning October 1, 2005 (see Note 3), Metastorm was accounted for as an equity method Partner Company.

(3)	Investor Force became a consolidated Partner Company on January 1, 2005.

(4)	StarCite became a consolidated Partner Company on June 8, 2005. The results of operations of StarCite from June 8, 2005 to June 30, 2005 were not material and were not included in the Consolidated Statements of Operations through June 30, 2005. StarCite’s results of operations are included in the Consolidated Statements of Operations beginning July 1, 2005.

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
Consolidation. Partner Companies in which the Company directly or indirectly owns more than 50% of the outstanding voting securities, and for which other stockholders do not possess the right to affect significant management decisions, are accounted for under the consolidation method of accounting. Under this method, a Partner Company’s balance sheet and results of operations are reflected within the Company’s Consolidated Financial Statements, and all significant intercompany accounts and transactions have been eliminated. Participation of other Partner Company stockholders in the net assets and in the earnings or losses of a consolidated Partner Company is reflected in the caption “Minority interest” in the Company’s Consolidated Balance Sheet and Statements of Operations. Minority interest adjusts the Company’s consolidated results of operations to reflect only the Company’s share of the earnings or losses of the consolidated Partner Company. The results of operations and cash flows of a consolidated Partner Company are included through the latest interim period in which the Company owned a greater than 50% direct or indirect voting interest for the entire interim period or otherwise exercised control over the Partner Company. Upon a reduction of the Company’s ownership interest to below 50% of the outstanding voting securities, the accounting method is adjusted to the equity or cost method of accounting, as appropriate, for subsequent periods.
Although the Company’s ownership percentage in GoIndustry AG exceeded 50% at December 31, 2005, the Company did not consolidate GoIndustry AG due to the existence of certain minority voting rights in accordance with Emerging Issues Task Force (“EITF”) No. 96-16, “Investor’s Accounting for an Investee When an Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights.” At December 31, 2006, the Company owns 35% of GoIndustry. See Note 4.
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
When the Company’s interest in an equity method Partner Company is reduced to zero, no further losses are recorded in the Company’s Consolidated Financial Statements, unless the Company guaranteed obligations of the Partner Company or has committed to additional funding. When the Partner Company subsequently reports income, the Company will not record its share of such income until it equals the amount of its share of losses not previously recognized.
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
Ownership Interests in Partner Companies, Goodwill and Intangibles, net
The Company follows the guidance in SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company is required to test intangible assets and goodwill for impairment in accordance with the provisions of SFAS No. 142. The Company follows the guidance in APB No. 18, “The Equity Method of Accounting for Investments in Common Stock,” to evaluate its equity method ownership interests in Partner Companies for impairment.
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
The Company’s policy is to perform its annual impairment testing for all Partner Companies and goodwill in the fourth quarter of each fiscal year. The Company performed its annual impairment test during the fourth quarter of fiscal 2006 and concluded that the carrying value of its ownership interest in Partner Companies, goodwill and intangibles, net was not impaired. At December 31, 2006, the Company’s carrying value of its ownership interests in Partner Companies totaled $137.9 million, goodwill totaled $17.1 million and intangibles, net totaled $0.2 million.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. Significant Accounting Policies — (Continued)
Revenue Recognition
During 2006, the Company’s revenues were primarily attributable to ICG Commerce and StarCite. During 2005 and 2004, the Company’s revenues were primarily attributable to ICG Commerce, CommerceQuest and StarCite.
ICG Commerce generates revenue from sourcing consulting and procurement outsourcing services. Procurement outsourcing services generally include a combination of services and technology designed to help companies achieve unit cost savings and process efficiencies. ICG Commerce earns fees for implementation services, start-up services, content and category management (which may include sourcing as described below), hosting fees, buying center management fees, and certain transaction fees. ICG Commerce estimates the total contract value under these arrangements and generally recognizes revenue under these arrangements, excluding transaction fees and gain-share fees, on a straight-line basis over the term of the contract, which approximates the life of the customer relationship. Fees subject to guaranteed savings provisions are deferred until the contingency is achieved or it is determined from existing data and past experience that the savings will be achieved, and then recognized on a straight-line basis over the remaining life of the contract, which approximates the life of the customer relationship. Sourcing programs are engagements in which ICG Commerce negotiates prices from certain suppliers on behalf of its customers in certain categories in which ICG Commerce has a sourcing expertise. Under sourcing programs, either the customer pays a fixed-fee or a gain-share amount for use of the negotiated rates. In fixed-fee sourcing arrangements, revenue is recognized on a percentage-of-completion basis, provided that there is no uncertainty as to ICG Commerce’s ability to fulfill its obligations under the contract or other services that are to be rendered under the contract. Gain-share sourcing revenue is recognized when earned.
StarCite was a consolidated company through December 29, 2006. StarCite’s revenues were primarily derived from hotel media marketing packages, attendee management software, site selection and various enabling technologies. Marketing packages, attendee management software and enabling technology revenues were recognized over the life of the contract, which approximated the life of the customer relationship and typically ranged from one to three years. Site selection revenues were recognized at the time the meeting occurs, which assumed no significant performance obligation remains.
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
Deferred Revenue
Deferred revenue consists primarily of payments received in advance of revenue being earned under procurement sourcing arrangements, hotel media marketing packages, software licensing arrangements, software installation arrangements, maintenance agreements and various start up fee arrangements.

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
Cash and Cash Equivalents
The Company considers all highly liquid instruments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Cash and cash equivalents at December 31, 2006 and 2005 are invested principally in money market accounts and commercial paper.
Restricted Cash
The Company considers cash that is legally restricted and cash that is held as a compensating balance for letter of credit arrangements as restricted cash. At December 31, 2006 and 2005, restricted cash was held primarily in money market accounts. Long-term restricted cash of $0.2 million at December 31, 2006 and $0.7 million at December 31, 2005 is included in “Other” assets on the Company’s Consolidated Balance Sheets.
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
Financial Instruments
Cash and cash equivalents, accounts receivable and accounts payable are carried at cost which approximates fair value due to the short-term maturity of these instruments. Short-term investments and marketable securities are carried at fair value. The Company’s senior convertible notes had a fair value of approximately $32.5 million and $41.8 million at December 31, 2006 and 2005, respectively, versus a carrying value of $26.6 million and $37.0 million as of the same respective dates. Fair value of the Company’s senior convertible notes was determined by obtaining thinly traded market quotes. The Company repurchased the $26.6 million of outstanding senior convertible notes on February 12, 2007 for $37.1 million. See Note 5.
Research and Development
Research and development costs are charged to expense as incurred.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. Significant Accounting Policies — (Continued)
Income Taxes
Income taxes are accounted for under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
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
Because the Company has incurred losses for 2004, the effects of dilutive securities are not included as they would be anti-dilutive. See Note 17.
Issuances of Stock By Partner Companies
At the time a Partner Company accounted for under the consolidation or equity method of accounting issues its stock at a price different from the Partner Company’s book value per share, the Company’s share of the Partner Company’s net equity changes. Accordingly, the Company adjusts its carrying value in the Partner Company as well as additional paid-in capital. See Note 14 for 2006 activity.
Escrow Receivable
The Company records an escrow receivable at the time the Company is entitled to the escrow proceeds, the amount is fixed and determinable and realization is assured.
Concentration of Customer Base and Credit Risk
Approximately 10% and 14% of the Company’s revenue for the years ended December 31, 2006 and 2005, respectively, related to a single customer of ICG Commerce. Accounts receivable from this customer at December 31, 2006 and 2005 were $1.1 million and $1.1 million, respectively.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. Significant Accounting Policies — (Continued)
Stock Based Compensation
In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statements. The amount of compensation cost is measured based on the grant date fair value of the equity. Compensation cost is recognized over the period that an employee provides service in exchange for the award. The Company adopted SFAS No. 123R on January 1, 2006 using the modified prospective method. Under the modified prospective method, stock-based compensation expense recognized in the year ended December 31, 2006 includes (i) compensation expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 “Accounting for Stock-Based Compensation,” and (ii) compensation expense for all share-based payments granted, modified or settled subsequent to January 1, 2006. The Company generally recognizes compensation expense for awards granted after December 31, 2005 on a straight-line basis over the vesting period of the awards. Fair value for stock options and SARs is determined using the Black-Scholes model and the expense is amortized over the vesting period. See Note 11.
As permitted by SFAS No. 123, which was amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123” through December 31, 2005, the Company measured compensation cost in accordance with APB Opinion No. 25. Accordingly, no compensation expense was recorded for stock options issued to employees that were granted where the exercise price was equal to fair market value on the grant date.
The following table illustrates the effect on the Company’s net income (loss) and net income (loss) per share as if the fair value based method of SFAS No. 123 had been applied to all awards:

	Year Ended December 31,
	2005	2004
	(in thousands, except per share data)

Net income (loss), as reported	$72,518	$(135,317)
Stock-based employee compensation expense included in reported net income (loss)	4,339	1,583
Total stock-based employee compensation expense determined under fair-value-based method for all awards	(8,305)	(8,123)

Pro forma net income (loss)	$68,552	$(141,857)

Net income (loss) per basic share, as reported	$1.95	$(3.79)
Net income (loss) per diluted share, as reported	$1.73	$(3.79)
Pro forma net income (loss) per basic share	$1.85	$(3.97)
Pro forma net income (loss) per diluted share	$1.64	$(3.97)
The Company also included its share of its Partner Companies’ SFAS No. 123 pro forma expense in the Company’s SFAS No. 123 pro forma expense. Private Partner Companies utilize the minimum value method for valuing its stock options.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. Significant Accounting Policies — (Continued)
Recent Accounting Pronouncements
In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006, which is the fiscal year beginning January 1, 2007 for the Company. The Company is currently evaluating but does not anticipate any material impact in applying the various provisions of FIN 48.
In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements,” which is applicable for fiscal years beginning after November 15, 2007. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Although SFAS No. 157 does not require any new fair value measurements, its application may, for some entities, change current practices related to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The Company is currently evaluating the impact of the adoption of SFAS No. 157 on its financial statements.
In September 2006, the SEC Staff released SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 provides guidance on the process of quantifying materiality of financial statement misstatements. SAB No. 108 is effective for fiscal years ending after November 15, 2006, with early application for the first interim period ending after November 15, 2006. The adoption of SAB No. 108 did not have any effect on the Company’s financial statements.
On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Under this Standard, the Company may irrevocably elect to report cost and equity method partner companies, marketable securities, hedges and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption within 120 days of the beginning of the Company’s 2007 fiscal year is permissible, provided that the Company has not yet issued interim financial statements for 2007 and has adopted SFAS No. 157. The Company is currently evaluating the impact of the adoption of SFAS No. 159 on its financial statements.
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
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation. The impact of these changes is not material and did not affect net income (loss). See Note 7.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Ownership interests in Partner Companies, Goodwill and Intangibles, net
The following table summarizes the Company’s goodwill, other intangibles, and ownership interests in Partner Companies.

	December 31,	December 31,
	2006	2005
	(in thousands)

Goodwill	$17,084	$17,794

Intangibles, net	$182	$3,407

Ownership interests in Partner Companies — Equity Method	$109,288	$67,617
Ownership interests in Partner Companies — Cost Method	28,623	3,836

	$137,911	$71,453

The following table summarizes the 2006 activity related to Goodwill:

Goodwill at December 31, 2005	$17,794
Additional acquisition of ICG Commerce	697
Deconsolidation of StarCite	(2,102)
Additional acquisition of Investor Force	695

Goodwill at December 31, 2006	$17,084

As of December 31, 2006 and December 31, 2005, all of the Company’s goodwill was allocated to the Core segment.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Ownership Interests in Partner Companies, Goodwill and Intangibles, net — (Continued)
Intangibles, net are shown in the tables below:

		As of December 31, 2006
		(in thousands)
	Useful	Gross Carrying	Accumulated
Intangible Assets	Life	Amount	Amortization	Net Carrying Amount

Technology	1.5-5 years	$18,051	$(17,869)	$182

Intangible Assets at December 31, 2006 relate to ICG Commerce and Investor Force.

		As of December 31, 2005
		(in thousands)
	Useful	Gross Carrying	Accumulated
Intangible Assets	Life	Amount	Amortization	Net Carrying Amount

Technology	1.5-5 years	$18,105	$(17,229)	$876
Customer lists	3 years	2,599	(247)	2,352
Tradename	Indefinite	179	—	179

		$20,883	$(17,476)	$3,407

Intangible Assets at December 31, 2005 related to ICG Commerce, Investor Force and StarCite. Specifically, customer lists and tradename related to StarCite at December 31, 2005; StarCite is no longer consolidated at December 31, 2006.
Amortization expense for intangible assets during the three years ended December 31, 2006, 2005 and 2004 was $1.7 million, $2.1 million and $2.7 million, respectively. Estimated amortization expense for the fiscal year ending December 31, 2007 is $0.2 million.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Ownership Interests in Partner Companies, Goodwill and Intangibles, net — (Continued)
Acquisitions
During 2006 and 2005, the Company acquired ownership positions in three Partner Companies, Investor Force, ICG Commerce and StarCite, which were accounted for under the purchase method of accounting. The purchase price, including the carrying value of the ownership interest for Partner Companies previously accounted for under the equity method, has been allocated to the assets and the liabilities based upon their fair values at the date of the acquisition. The assets and liabilities for the these acquisitions were allocated as follows (in thousands):

	Investor Force	ICG Commerce	StarCite
Net Assets Acquired:
Goodwill	$695	$697	$2,102
Customer base	—	—	2,513
Technology	—	—	75
Tradename	—	—	179
Other net assets (liabilities)	(695)	233	(1,659)

	$—	$930	$3,210

Following is unaudited selected pro forma financial information had the Company consolidated StarCite for the year ended December 31, 2005. Revenue, net income (loss) and net income (loss) per diluted share would have been $54.9 million, $72.3 million and $1.73 per diluted share, respectively.
Deconsolidation/Disposition
On December 29, 2006, StarCite completed a transaction to consolidate with OnVantage, Inc. Following completion of the transaction, the Company’s ownership interest is 26% in the combined entity and will be accounted for under the equity method of accounting. Based on the estimated fair value of the combined entity, the Company recorded its share of the difference between the fair value and book value of StarCite deemed sold in relation to StarCite’s consolidation with OnVantage of $11.3 million as an increase to “Additional paid-in capital” on its Consolidated Balance Sheets. The Company’s carrying value of StarCite as an equity method company at December 31, 2006 was $11.6 million. The amount of goodwill and intangibles, net on the Company’s Consolidated Balance Sheets related to StarCite prior to the transaction was $2.1 million and $1.4 million, respectively.
In October 2005, CommerceQuest, then a consolidated Partner Company, was acquired by Metastorm. Metastorm was an unrelated entity at the time of the transaction. In exchange for its interest in CommerceQuest and as a result of a concurrent financing, the Company now owns 41% of Metastorm. Based on the estimated fair value of the Company’s ownership interest in Metastorm, the Company recorded an impairment charge of approximately $2.7 million during the year ended December 31, 2005 related to $1.8 million of goodwill and $0.9 million of intangibles. The amount of goodwill on the Company’s Consolidated Balance Sheet related to CommerceQuest prior to the impairment was $27.1 million. Beginning October 1, 2005, Metastorm has been accounted for under the equity method of accounting.
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

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Ownership Interests in Partner Companies, Goodwill and Intangibles, net — (Continued)
Equity Method Companies
The following unaudited summarized financial information relates to the Company’s Partner Companies accounted for under the equity method of accounting at December 31, 2006 and 2005. This aggregate information has been compiled from the financial statements of the respective equity method Partner Companies.
Balance Sheets (Unaudited)

	As of December 31,
	2006 (1)	2005 (2)

Cash, cash equivalents and short-term investments	$52,170	$51,158
Other current assets	50,763	54,778
Other non-current assets	128,946	119,429

Total assets	$231,879	$225,365

Current liabilities	$81,145	$89,226
Non-current liabilities	13,470	1,988
Long-term debt	14,377	19,276
Stockholders’ equity	122,887	114,875

Total liabilities and stockholders’ equity	$231,879	225,365

Total carrying value	$109,288	$67,617

(1)	Includes (ICG voting ownership): Channel Intelligence (40%), Freeborders (34%), GoIndustry (35%), Marketron (38%), Metastorm (41%), StarCite (26%), Vcommerce (46%) and WhiteFence (39%).

(2)	Includes (ICG voting ownership): ComputerJobs (46%), CreditTrade Inc. (“CreditTrade”) (27%), eCredit (29%), Freeborders (33%) GoIndustry AG (54%), Marketron (38%), Metastorm (41%) and WhiteFence (39%).
Results of Operations (Unaudited)

Year Ended December 31, 2006
		Other Holdings/
	Core (1)	Dispositions (2)	Total
		(in thousands)
Revenue	$98,674	$104,873	$203,547

Net income (loss)	$(13,579)	$(9,061)	$(22,640)

Total equity income (loss)	$(4,410)	$(1,051)	$(5,461)

(1)	Includes Channel Intelligence (from date of acquisition), Freeborders, Marketron, Metastorm, Vcommerce (from date of acquisition) and WhiteFence.

(2)	Includes ComputerJobs, CreditTrade, eCredit and GoIndustry.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Ownership Interests in Partner Companies, Goodwill and Intangibles, net — (Continued)

Year Ended December 31, 2005
		Other Holdings/
	Core (3)	Dispositions (4)	Total
		(in thousands)
Revenue	$50,471	$160,164	$210,635

Net income (loss)	$(9,599)	$1,085	$(8,514)

Total equity income (loss)	$(4,165)	$(2,538)	$(6,703)

(3)	Includes Freeborders, Marketron, Metastorm (from date of acquisition), WhiteFence (from date of acquisition) and StarCite (for six months ended June 30, 2005).

(4)	Includes ComputerJobs, Co-nect, Inc. (“Co-nect”) (for nine months ended September 30, 2005), CreditTrade, eCredit, GoIndustry AG and LinkShare (for nine months ended September 30, 2005).

Year Ended December 31, 2004
		Other Holdings/
	Core (5)	Dispositions (6)	Total
		(In thousands)
Revenue	$45,484	$138,479	$183,963

Net income (loss)	$(13,565)	$(13,906)	$(27,471)

Total equity income (loss)	$(2,894)	$(2,999)	$(5,893)

(5)	Includes Freeborders, Investor Force, Marketron and StarCite.

(6)	Includes ComputerJobs, Co-nect, CreditTrade, eCredit, FoodLink Online LLC, GoIndustry AG and LinkShare.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Ownership Interests in Partner Companies, Goodwill and Intangibles, net — (Continued)
Other Equity Company Information
In November 2006, CreditTrade completed a merger with a subsidiary of Creditex Group Inc. (“Creditex”). The Company received approximately $19.0 million in cash for its ownership interest in CreditTrade, of which approximately $1.8 million which has been placed in escrow for eighteen months in connection with indemnities pursuant to the terms of the merger agreement. The Company’s carrying value in CreditTrade on its Consolidated Balance Sheets prior to the transaction was approximately $4.0 million. In a separate transaction in November 2006, the Company purchased capital stock representing a 15% ownership interest in Creditex for approximately $27.7 million. Following completion of the merger and the stock purchase, the Company has a 15% ownership interest in Creditex; therefore, Creditex is accounted for under the cost method of accounting as of December 31, 2006. The Company recorded these transactions based upon the fair value of each entity. The fair value of CreditTrade was based upon the sales transaction (and an independent appraisal) and the fair value of the Company’s ownership interest in Creditex was based upon an independent appraisal. As a result, the Company recorded a gain of $10.2 million in 2006 related to this transaction that is reflected in “Other income (loss), net” on the Company’s Consolidated Statements of Operations and will record an additional gain in approximately eighteen months to the extent any escrow releases are received.
In January 2006, GoIndustry, in connection with a reverse merger, began listing its securities on the AIM market of the London Stock Exchange. The Company holds 69,177,300 shares of GoIndustry common stock that had a fair value of approximately $24.7 million as of December 31, 2006 (determined using the closing price on the AIM market) and may receive an additional 11,964,602 shares of GoIndustry common stock as contingent consideration in 2007 in connection with the reverse merger. In connection with GoIndustry’s reverse merger and a financing round completed during the first six months of 2006, the Company recorded its share of GoIndustry’s equity adjustment of $5.4 million as an increase to “Additional paid-in capital” on its Consolidated Balance Sheets. The Company’s carrying value of GoIndustry as an equity method company at December 31, 2006 was approximately $5.9 million.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. Marketable Securities and Related Derivatives
Marketable securities represent the Company’s holdings in equity securities. The cost, unrealized holding gains/(losses), and fair value of marketable securities at December 31, 2006 and December 31, 2005 were as follows:

			Unrealized
	Common Shares		Holding
	Owned	Cost	Gains/(Losses)	Fair Value
	(in thousands, except shares)
December 31, 2006
Blackboard	2,187,060	$3,162	$62,536	$65,698
Blackboard hedges		—	357	357
Other		—	20	20

		$3,162	$62,913	$66,075

December 31, 2005
Blackboard	2,187,060	$3,162	$60,219	$63,381
Other		—	44	44

		$3,162	$60,263	$63,425

During the year ended December 31, 2006, the Company sold 693,042 shares of Traffic.com for proceeds of $5.5 million. Traffic.com became a public company in January 2006. During the year ended December 31, 2005, the Company sold 825,000 shares of Blackboard and received proceeds of $16.1 million. During the year ended December 31, 2005, the Company sold its holdings of Arbinet-thexchange Inc. (“Arbinet”) and Verticalnet, Inc. (“Verticalnet”) and received aggregate proceeds of $3.1 million. The gains on the Traffic.com, Blackboard, Arbinet and Verticalnet sales are reflected in “Other income (loss), net” in the Company’s Consolidated Statements of Operations for the year ended December 31, 2006 and 2005, respectively.
The amounts reflected as the Company’s cost for Blackboard, Arbinet and Verticalnet include the carrying value on the date these Partner Companies converted to marketable securities and the value of warrants exercised.
The Company holds certain marketable securities in Partner Companies that are publicly traded. The Company manages the Company’s exposure to and benefits from price fluctuations of these marketable securities by selectively using derivatives or hedges. At inception, the Company formally designates and documents the qualifying financial instrument as a hedge of an underlying exposure. The Company formally assesses, both at inception and at least quarterly on an ongoing basis, whether the financial instruments used in hedging transactions are effective at offsetting changes in the fair value or cash flows of the related underlying exposure. Fluctuations in the derivative value generally are offset by changes in the fair value or cash flow of the exposures being hedged. This offset is driven by the high degree of effectiveness between the exposure being hedged and the hedging instrument. Any ineffective portion of an instrument’s change in fair value is immediately recognized in earnings.
In 2006 and 2007, the Company entered into cashless collar contracts to hedge a portion of the Company’s holdings in Blackboard. These cashless collar contracts meet specific conditions under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and are accounted for as cash flow hedges. For cash flow hedges, the effective portion of the changes in fair value are reported in other comprehensive income. The fair value of these cash flow hedges was an asset of $0.4 million at December 31, 2006. There was no ineffectiveness recognized in earnings related to the Company’s hedging activity in 2006.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. Marketable Securities and Related Derivatives — (Continued)
In 2006, the Company entered into the following cashless collar contracts to hedge 750,000 shares of its holdings of Blackboard common stock:

		Minimum		Maximum
Shares	Expiration	Price per	Minimum	Price per	Maximum
Hedged	Date	Share	Value	Share	Value
500,000	March 15, 2010	$22.4419	$11.2 million	$55.4982	$27.7 million
125,000	April 15, 2010	$23.2841	$2.9 million	$59.8307	$7.5 million
125,000	March 15, 2010	$22.2223	$2.8 million	$49.8223	$6.2 million
In 2007, the Company entered into the following cashless collar contracts to hedge 375,000 shares of its holdings of Blackboard common stock:

		Minimum		Maximum
Shares	Expiration	Price per	Minimum	Price per	Maximum
Hedged	Date	Share	Value	Share	Value
125,000	March 15, 2010	$22.2107	$2.8 million	$49.6438	$6.2 million
250,000	March 15, 2010	$24.0453	$6.0 million	$53.4521	$13.4 million
5. Debt
Senior Convertible Notes
In February 2007, the Company repurchased and extinguished the remaining $26.6 million of its April 2009 senior convertible notes for $37.1 million plus accrued interest. The Company will record a loss of $10.9 million on these repurchases, including $0.4 million for the acceleration of deferred financing fees. The loss will be included in “Other income (loss), net” in the first quarter of 2007.
In May 2006, the Company repurchased $10.4 million of face value of its senior convertible notes for $12.8 million in cash, including accrued interest. The Company recorded a $2.5 million loss on the repurchase (including $0.1 million for the acceleration of deferred financing fees) during the year ended December 31, 2006 related to this transaction. Between October and November 2005, the Company repurchased an aggregate of $23.0 million of principal amount in total of the April 2009 senior convertible notes for $28.4 million in cash. The Company recorded a $5.9 million loss on the repurchase during the year ended December 31, 2005 including approximately $0.5 million related to the acceleration of deferred financing fees. These losses are included in “Other income (loss), net” on the Company’s Consolidated Statements of Operations.
In April 2004, the Company issued $60.0 million of senior convertible notes. The notes bore interest at an annual rate of 5%, payable semi-annually, and were set to mature in April 2009. The notes were convertible at the option of the holder, at any time on or before maturity into shares of the Company’s common stock at a conversion price of $9.108 per share. Additionally, subsequent to October 8, 2004, provided that at the time of redemption the Company was in compliance with certain other requirements, the notes could be redeemed by the Company if the Company’s closing stock price had exceeded $15.94 per share for at least 20 out of 30 consecutive trading days.
Except for certain permitted senior indebtedness and liens created in connection with certain hedging transactions, the notes (i) were senior to all other indebtedness, (ii) prohibited incurring or guaranteeing additional indebtedness, (iii) prohibited liens on Company assets, (iv) prohibited redemptions of the Company’s common stock, except in certain instances, and (v) prohibited the payment of dividends and the distribution of any material assets of the Company to stockholders.
The Company recorded interest expense of $1.5 million, $2.8 million and $2.2 million for the years ended December 31, 2006, 2005 and 2004, respectively, related to these notes. Deferred financing fees related to the senior convertible notes of $1.6 million were being amortized over the life of the notes. Included in “Prepaid

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5. Debt — (Continued)
expenses and other current assets” in the accompanying Consolidated Balance Sheets at December 31, 2006 were $0.4 million of deferred financing fees. Included in “Other assets” in the accompanying Consolidated Balance Sheets at December 31, 2005 were $0.7 million of deferred financing fees. The Company expensed $0.2 million, $0.3 million and $0.3 million relating to these fees in the years ended December 31, 2006, 2005 and 2004, respectively.
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
The following tables summarize the Company’s cash debt repurchases and debt for equity exchanges:

Year Ended
December 31, 2004
(in thousands)

Cash repurchases of convertible debt
Face value of convertible subordinated notes repurchased/redeemed	$39,111
Cash paid	(39,541)
Other expenses	(169)

Loss recorded	$(599)

Year Ended
December 31, 2004
(in thousands)

Debt for equity exchanges
Face value of convertible subordinated notes exchanged	$134,808

Shares of common stock issued for debt exchange	15,887

Fair value of common stock issued	$(133,264)
Fair value of common stock issued-original terms	449
Accrued interest	790
Other expenses	(534)

Expense recorded	$(132,559)

Net expense included in “Other income (loss), net” for cash repurchases and debt for equity exchanges (Note 15)	$(133,158)

The debt for equity exchanges were accounted for in accordance with SFAS No. 84, “Induced Conversions of Convertible Debt,” and, accordingly, the Company recorded expense equal to the fair value of the shares issued in excess of the fair value of the shares issuable pursuant to the original conversion terms, less accrued interest. Additionally, additional paid-in capital increased by the face value of the convertible notes exchanged and the fair value of the shares issued in excess of the shares issuable pursuant to the original terms.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5. Debt — (Continued)
The Company recorded interest expense of $1.6 million during 2004 in connection with these notes.
Other Long-Term Debt
The Company’s other long-term debt at December 31, 2006 relates to its consolidated Partner Companies, ICG Commerce and Investor Force, and primarily consists of secured notes due to the current shareholders of ICG Commerce's former German subsidiary. The Company’s long-term debt at December 31, 2005 related to its consolidated Partner Companies, ICG Commerce, Investor Force and StarCite, and primarily consisted of secured notes due to stockholders and outside lenders of StarCite and ICG Commerce. See Note 3 regarding StarCite.

		As of December 31,
	Interest Rates	2006	2005
		(in thousands)

Notes payable	6.0-10%	$—	$3,158
Capital leases	10.3-15.7%	168	382
Other Debt	5.0%	1,323	1,980

		1,491	5,520
Current maturities		(947)	(1,113)

Long term debt		$544	$4,407

The Company’s other long-term debt of $0.9 million and $0.6 million is due in 2007 and 2008, respectively.
Loan and Credit Agreements
On September 30, 2002, the Company entered into a loan agreement with Comerica Bank to provide for the issuance of letters of credit (the “Loan Agreement”). The Loan Agreement provided for issuances of letters of credit up to $20 million, subject to a cash-secured borrowing base as defined by the Loan Agreement. The Loan Agreement was reduced to $10 million in 2004. In December 2006, the Loan Agreement was extended to December 15, 2007. Issuance fees of 0.50% per annum of the face amount of each letter of credit will be paid to Comerica Bank subsequent to issuance. The Loan Agreement also is subject to a 0.25% per annum unused commitment fee payable to the bank quarterly. No amounts were outstanding at December 31, 2006 or 2005.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6. Fixed Assets
Fixed assets consist of the following:

		As of December 31,
	Useful Life	2006	2005
		(in thousands)
Computer equipment and software, office equipment and furniture	3-10 years	$15,278	$16,270
Leasehold improvements	1-5 years	167	289

		15,445	16,559
Less: accumulated depreciation and amortization		(13,598)	(14,673)

		$1,847	$1,886

Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $1.7 million, $1.1 million and $1.1 million, respectively.
7. Discontinued Operations
In August 2006, Investor Force completed the sale of its database division to Morningstar for $10.0 million. Cash proceeds to Investor Force of $9.0 million were received in August 2006, and $1.0 million was placed into escrow with an anticipated release in August 2007. The Company recorded a gain of approximately $7.0 million on this transaction for the three months ended September 30, 2006. The $1.0 million placed in escrow will be recognized as an additional gain when the amount of the escrow proceeds are fixed and determinable and realization is assured.
Investor Force’s database division had revenues of $1.6 million until the sale in August 2006 and $3.0 million for the year ended December 31, 2005. The Company’s share of net income for Investor Force’s database division was $1.2 million until the sale in August 2006 and $1.9 million for the year ended December 31, 2005.
In 2005, ICG Commerce entered into an agreement to sell its German subsidiary for nominal consideration. The sale closed in January 2006. ICG Commerce’s German subsidiary had revenues of $9.8 million and $10.5 million for the years ended December 31, 2005 and 2004, respectively. The Company recorded a loss of $2.3 million on this transaction in December 2005. The Company’s share of net losses for ICG Commerce’s German subsidiary was $0.7 million and $0.4 million for the years ended December 31, 2005 and 2004, respectively.
During 2006 and 2004, the Company received $0.1 million and $3.0 million, respectively, of additional proceeds from the sale of the assets of Delphion, Inc.
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

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8. Segment Information
The Company’s reportable segments using the “management approach” under SFAS No. 131, “Disclosure About Segments of a Business Enterprise and Related Information,” consist of two operating segments, the Core operating segment and the Other Holdings operating segment. Each segment includes the results of the Company’s Consolidated Partner Companies and records the Company’s share of earnings and losses of Partner Companies accounted for under the equity method of accounting and captures the Company’s basis in the assets of all of its partner companies. Any marketable securities are considered “Corporate” assets whereas, prior to becoming marketable securities, the Partner Company would have been included in the Core or Other Holdings category.
The Core operating segment includes those partner companies in which the Company’s management takes a very active role in providing strategic direction and management assistance. The Other Holdings operating segment includes stakes in companies that are, in general, managed to provide the greatest near-term stockholder value.
Approximately 5% and 14% of the Company’s consolidated revenues for the years ended December 31, 2005 and 2004, respectively, relates to sales generated in the United Kingdom. As of December 31, 2006, 2005 and 2004, the Company’s assets were located primarily in the United States.
The following summarizes selected information related to the Company’s segments for the years ended December 31, 2006, 2005 and 2004. All significant intersegment activity has been eliminated. Assets are owned or allocated assets used by each operating segment.

Segment Information
(in thousands)
				Reconciling Items
				Discontinued
			Total	Operations and				Consolidated
	Core	Other Holdings	Segment	Dispositions	Corporate	Other		Results
Year Ended December 31, 2006
Revenues	$64,749	$—	$64,749	$—	$—	$—		$64,749
Net income (loss)	$(13,911)	$592	$(13,319)	$6,646	$(13,788)	$36,085	*	$15,624
Assets	$172,129	$9,781	$181,910	$—	$172,517	$—		$354,427
Capital Expenditures	$(2,037)	$—	$(2,037)	$—	$(228)	$—		$(2,265)

Year Ended December 31, 2005
Revenues	$47,568	$—	$47,568	$—	$—	$—		$47,568
Net income (loss)	$(23,120)	$(4,852)	$(27,972)	$1,184	$(18,473)	$117,779	*	$72,518
Assets	$118,286	$3,836	$122,122	$15,299	$209,111	$—		$346,532
Capital Expenditures	$(830)	$—	$(830)	$—	$(135)	$—		$(965)

Year Ended December 31, 2004
Revenues	$41,857	$—	$41,857	$—	$—	$—		$41,857
Net income (loss)	$(10,856)	$(2,215)	$(13,071)	$1,804	$(18,116)	$(105,934)	*	$(135,317)
Assets	$110,204	$6,699	$116,903	$31,172	$129,531	$—		$277,606
Capital Expenditures, net	$(843)	$—	$(843)	$—	$(160)	$—		$(1,003)

*	Other reconciling items to net income (loss) are as follows:

	Year Ended December 31,
	2006	2005	2004

Other income (loss) (Note 15)	$34,813	$136,603	$(106,705)
Taxes	40	(18,640)	—
Minority interest	1,232	2,513	771
Impairment of consolidated Partner Companies	—	(2,697)	—

	$36,085	$117,779	$(105,934)

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9. Parent Company Financial Information
Parent company financial information is provided to present the financial position and results of operations of the Company and its wholly-owned subsidiaries as if the Partner Companies accounted for under the consolidation method of accounting were accounted for under the equity method of accounting for all applicable periods presented. The Company’s share of the consolidated Partner Companies’ losses is included in “Equity loss” in the Parent Company Statements of Operations for all periods presented based on the Company’s ownership percentage in each period. The carrying value of the consolidated companies as of December 31, 2006 and 2005 is included in “Ownership interests in Partner Companies” in the Parent Company Balance Sheets.
Parent Company Balance Sheets

	December 31,
	2006	2005
	(in thousands)
Assets
Cash and cash equivalents	$104,249	$129,555
Other current assets	1,904	14,226

Current assets	106,153	143,781
Ownership interests in Partner Companies	159,356	94,639
Marketable securities	66,075	63,425
Other	1,480	2,815

Total assets	$333,064	$304,660

Liabilities and stockholders’ equity
Current portion of senior convertible notes	$26,590	$—
Current liabilities	7,936	11,415
Senior convertible notes	—	37,000
Stockholders’ equity	298,538	256,245

Total liabilities and stockholders’ equity	$333,064	$304,660

Parent Company Statements of Operations

	Year Ended December 31,
	2006	2005	2004
	(in thousands)

Revenue	$—	$—	$—
Operating expenses
General and administrative	20,873	18,779	14,074
Impairment related and other	—	2,697	476

Total operating expenses	20,873	21,476	14,550

	(20,873)	(21,476)	(14,550)
Other income (loss), net *	42,058	136,603	(103,705)
Interest income (expense), net	7,086	306	(3,595)

Income (loss) before income taxes and equity loss	28,271	115,433	(121,850)

Income tax benefit (expense)	40	(18,640)	—
Equity loss	(12,687)	(24,275)	(13,467)

Net income (loss)	$15,624	$72,518	$(135,317)

*	For purposes of Parent Company reporting, discontinued operations (see Note 7) are included in the “Other income (loss), net” line item.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9. Parent Company Financial Information — (Continued)
Parent Company Statements of Cash Flows

	Year Ended December 31
	2006	2005	2004
	(in thousands)

Operating Activities
Net income (loss)	$15,624	$72,518	$(135,317)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	138	144	71
Impairment related and other	—	2,697	476
Stock-based compensation	7,624	4,331	1,413
Equity loss	12,687	24,275	13,467
Other income (loss)	(42,058)	(136,603)	103,705
Changes in assets and liabilities, net of effect of acquisitions:
Restricted cash	—	—	850
Taxes receivable	—	(8,392)	—
Prepaid expenses and other assets	9,543	(73)	1,176
Accounts payable	(4,149)	62	(189)
Accrued expenses	(200)	1,362	869

Cash used in operating activities	(791)	(39,679)	(13,479)
Investing Activities
Capital expenditures, net	(228)	(135)	(172)
Proceeds from disposals of fixed assets	—	—	12
Proceeds from sales of marketable securities	5,554	19,153	7,798
Proceeds from sales of ownership interests in Partner Companies	44,845	141,719	25,668
Acquisitions of ownership interests in Partner Companies, net	(66,542)	(30,383)	(21,147)
Purchase of short-term investments	—	(4,922)	(85,219)
Proceeds from maturities of short-term investments	—	62,862	27,279

Cash provided by (used in) investing activities	(16,371)	188,294	(45,781)
Financing Activities
Issuance of senior convertible notes, net	—	—	58,215
Repurchase of senior convertible notes	(12,768)	(28,405)	—
Repurchase of convertible subordinated notes	—	—	(39,541)
Repayment of loans from employees	4,624	—	160

Cash provided by (used in) financing activities	(8,144)	(28,405)	18,834

Net increase (decrease) in cash and cash equivalents	(25,306)	120,210	(40,426)
Cash and cash equivalents at beginning at year	129,555	9,345	49,771

Cash and cash equivalents at end of year	$104,249	$129,555	$9,345

10. Stockholders’ Equity
Holders of the Company’s Common Stock are entitled to one vote per share and are entitled to dividends as declared. Dividends were restricted by the senior convertible notes and may be restricted by the inability to liquidate ownership interests in Partner Companies to fund cash dividends and may be subject to the preferential rights of the holders of the Company’s preferred stock, if any. No cash dividends have been declared to date, and the Company may not declare dividends in the foreseeable future.
The Company may establish one or more classes or series of preferred stock. The holders of the preferred stock may be entitled to preferences over common stockholders with respect to dividends, liquidation, dissolution, or winding up of the Company, as established by the Company’s Board of Directors. As of December 31, 2006, 10,000,000 shares of preferred stock were authorized, none of which have been issued.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
10. Stockholders’ Equity — (Continued)
Stockholder Rights Plan
During 2000, the Company enacted a stockholder rights plan. Under the stockholder rights plan, preferred stock purchase rights were distributed as a dividend at the rate of one right for each share of Common Stock outstanding as of the close of business on December 6, 2000 and one right per share has been issued in connection with shares issued subsequent to such date. Each right entitles the holder to purchase from the Company one ten-thousandth of a share of series A junior participating preferred stock of the Company at an exercise price of $100 per right. The rights attached to the Company’s Common Stock are not currently exercisable. The rights become exercisable and will separate from the Common Stock upon the earlier to occur of (i) ten calendar days after a person or group acquires, or announces the intent to acquire, beneficial ownership of 15% or more of the Company’s Common Stock, or (ii) ten business days (or a later date following such announcement if determined by the Board of Directors of the Company in accordance with the plan) after the announcement of a tender offer or an exchange offer to acquire 15% or more of the Company’s outstanding Common Stock.
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
Common Stock Issued in Exchange for Convertible Debt
During 2004, the Company issued 15,886,698 shares of Common Stock in exchange for convertible debt. See Note 5.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11. Stock Option Plans
Incentive or non-qualified stock options may be granted to Company employees, directors and consultants under the 2005 Omnibus Equity Compensation Plan (the “2005 Equity Plan”), the Membership Profit Interest Plan (the “MPI Plan”), the 1999 Equity Compensation Plan (the “1999 Plan”) or the LGO Corporation 2001 Equity Compensation Plan (f/k/a Logistics.com 2001 Equity Compensation Plan) (the “LGO Plan” and, together with the 2005 Equity Plan, MPI Plan and the 1999 Plan, the “Plans”). Generally, the grants vest over a two to five year period and expire eight to ten years after the date of grant. At December 31, 2006, the Company had 542,873 shares of common stock reserved for under the Plans for possible future issuance. Most Partner Companies also maintain their own stock option plans.
The following table is a summary of the Company’s stock-based compensation expense ($ in millions):

					Weighted
					Average Years
					Remaining of
					Stock-Based
				Unrecognized Stock-	Compensation
	Year Ended			Based Compensation	Expense at
	December 31,			at December 31, 2006	December 31, 2006
	2006	2005	2004

SARs	$4.2	$0.8	$—	$10.2	2.5
Stock Options	$0.5	$0.2	$0.5	$0.2	1.3
Restricted Stock	$2.6	$2.9	$0.9	$4.0	1.6
DSUs	$0.3	$0.4	$—	$—	0.1

Stock-Based Compensation	$7.6	$4.3	$1.4	$14.4

Stock-Based Compensation is included in “Selling, General and Administrative” on the Company’s Consolidated Statements of Operations.
Stock Appreciation Rights
In 2005 and 2006, the Company issued stock appreciation rights (“SARs”) to certain employees. The Company granted SARs at a base price equal to the fair market value of its common stock on the date of grant, as determined by the most recent closing share price of the Company’s common stock prior to the Board of Directors meeting at which the grant was made, as reported on The Nasdaq Stock Market. Each SAR represents the right of the holder to receive, upon exercise of the SAR, shares of common stock equal to the amount by which the fair market value of a share of common stock on the date of exercise of the SAR exceeds the base price of the SAR. The SARs primarily vest over four years and were subject to variable accounting from their grant date in 2005 through the Company’s adoption of SFAS No. 123R on January 1, 2006.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11. Stock Option Plans — (Continued)
Changes in SARs for the year ended December 31, 2006 were as follows:

		Weighted Average	Weighted Average
	SARs	Base Price	Fair Value
SARs granted in 2005	3,605,500	$7.34	$4.43
Issued at December 31, 2005	3,605,500	$7.34	$4.43
SARs cancelled	(156,771)	$7.34	$4.43
SARs granted	201,450	$9.25	$5.66

Issued at December 31, 2006	3,650,179	$7.45	$4.50

The following table summarizes information about SARs outstanding at December 31:

2006
			Weighted Average	Aggregate Intrinsic
			Remaining	Value of SARs
			Contractual Life	Outstanding at
	SARs	SARs	of SARs Outstanding	December 31, 2006
Grant Price	Outstanding	Exercisable	(in Years)	(in thousands)
$7.34	3,443,729	1,257,248	8.6	$10,056
$8.14 — $10.69	206,450	50,087	9.4	$219

	3,650,179	1,307,335		$10,275

Stock Options
The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option-pricing model. Stock options generally vest over four years.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11. Stock Option Plans — (Continued)
Changes in stock options for the year ended December 31, 2006 were as follows:

		Weighted Average	Weighted Average
		Grant Date	Grant Date
	Shares	Exercise Price	Fair Value
Outstanding at December 31, 2003	825,094	$61.60	$50.04
Options granted	55,100	$7.90	$5.98
Options forfeited	(89,365)	$244.15	$195.76

Outstanding at December 31, 2004	790,829	$37.19	$30.51
Options granted	12,000	$7.73	$5.06
Options forfeited	(75,942)	$32.10	$27.16

Outstanding at December 31, 2005	726,887	$37.24	$30.44
Options granted	250	$9.34	$5.74
Options forfeited	(89,683)	$38.01	$35.73

Issued at December 31, 2006	637,454	$37.12	$29.69

At December 31, 2006, 2005 and 2004 there were 615,652, 634,953 and 583,751 options exercisable, respectively, at a weighted average exercise price of $38.17, $41.62 and $44.98 per share, respectively, under the Plans.
The following tables summarize information about stock options outstanding at December 31:

2006
			Weighted Average
			Remaining
			Contractual Life	Aggregate Intrinsic
			of Shares	Value at
	Shares	Shares	Outstanding	December 31, 2006
Exercise Price	Outstanding	Vested	(in Years)	(in thousands)
$4.59 — $8.00	137,224	123,338	6.5	$690
$8.01 — $12.00	186,483	178,567	6.3	$240
$12.01 — $20.00	127,199	127,199	4.9	$—
$20.01 — $2,210.00	186,548	186,548	3.5	$—

	637,454	615,652		$930

At December 31, 2006, the Company expects an additional 21,802 shares to vest.
Included in stock-based compensation for the years ended December 31, 2005 and 2004 is approximately $0.1 million and $0.5 million, respectively, related to option grants to non-employees in the year ended December 31, 2000.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11. Stock Option Plans — (Continued)
SARs and Stock Options Fair Value Assumptions
The following assumptions were used to determine the fair value of stock options and SARs granted to employees by the Company for the three years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Expected volatility	60%	60-70%	70-132.99%
Average expected option life	6.25 years	6.25 years	3 years
Risk-free interest rate	4.55-5.10%	3.91-4.26%	2.26-2.88%
Dividend yield	0.0%	0.0%	0.0%
The Company estimates the grant date fair value of SARs and stock options using the Black-Scholes option-pricing model, which requires the input of highly subjective assumptions. These assumptions include estimating the expected life of the award and the estimated volatility of our stock price over the expected term. Expected volatility is based on historical volatility of our Common Stock over the period commensurate with the expected term of the stock options. The expected term calculation for stock options granted is based on the “simplified” method described in SAB No. 107, Share-Based Payment. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for an instrument with a maturity that is commensurate with the expected term of the options. Changes in these assumptions as well as a change in the estimated forfeitures of SARs and stock option awards can materially affect the amount of stock-based compensation recognized in the Consolidated Statements of Operations. Changes in the derived requisite service period can materially affect the amount of stock-based compensation recognized in the Consolidated Statements of Operations.
Restricted Stock
Changes in restricted stock for the years ended December 31, 2006, 2005 and 2004 are shown in the following table:

		Weighted Average
		Grant Date Fair
	Shares	Value
Restricted stock granted in 2004	640,326	$6.89
Forfeited	(12,498)	$7.20

Issued and unvested, December 31, 2004	627,828	$6.89
Granted	819,300	$7.34
Vested	(314,063)	$7.02

Issued and unvested, December 31, 2005	1,133,065	$7.15

Granted	49,620	$9.28
Vested	(326,563)	$7.12
Forfeited	(37,500)	$7.34

Issued and unvested December 31, 2006	818,622	$7.28

The total aggregate fair value of restricted stock awards that vested and were converted to common stock during the years ended December 31, 2006 and 2005 was $3.1 million and $2.7 million, respectively. At December 31, 2006, the Company expects 796,887 shares to vest.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11. Stock Option Plans — (Continued)
Recipients of restricted stock did not pay any cash consideration to the Company for the shares, have the right to vote all shares subject to the grant and receive all dividends with respect to the shares, whether or not the shares have vested. The 2006, 2005 and 2004 restricted stock grants were valued at $0.5 million, $6.0 million and $4.4 million, respectively, and are being amortized over the vesting period. The 2006 restricted stock grants primarily vest 33% in 2006 and ratably 33% each November through 2008. The 2005 restricted stock grants vested 25% in 2005 and ratably 25% per year through 2008. The 2004 restricted stock grants generally vest ratably over four years with acceleration provisions based on certain operating metrics.
Deferred Stock Units
In 2006, each non-management member of the Company’s Board of Directors received deferred stock units (“DSUs”) for his service on the Board and its committees under the Company’s Non-Management Director Compensation Plan (the “Director Plan”). DSUs received by directors in conjunction with their service on the Board and its committees vest on the anniversary date of the grant. Also in 2006, the Company issued quarterly compensation payments to each non-management director for his service on the Board and its committees under the Director Plan. The director had the right to elect to receive such payments in whole or in part in the form of DSUs in lieu of cash under the Internet Capital Group, Inc. Director Deferred Stock Unit Program. If directors elect to receive DSUs in conjunction with the quarterly compensation payments, the directors are entitled to the right to receive the number of shares of Common Stock of the Company equal to the fees earned by the director divided by 75% of the fair market value of a share of the Company’s common stock as of the date on which the fees would have been paid. The Company recorded expense when these DSUs were issued as they are immediately vested on the date of grant.
During the years ended December 31, 2006 and 2005, the Company issued DSUs to the Company’s non-management directors valued at $0.6 million and $0.8 million, respectively. The expense of $0.3 million and $0.4 million for the years ended December 31, 2006 and 2005, respectively, associated with the annual DSU grants is included in share-based payment expense. The expense of $0.4 million and $0.3 million for the years ended December 31, 2006 and 2005, respectively, associated with the quarterly grants for service are included in selling, general and administrative (and not reflected in the Stock-Based Compensation table above) on the Company’s Consolidated Statements of Operations. Changes in DSUs for the year ended December 31, 2006 are shown in the following table:

		Weighted Average Grant Date
	DSUs	Fair Value
Issued and unvested, January 1, 2005	—	—
Granted	108,843	$7.44
Vested	34,781	$7.65
Issued and unvested, December 31, 2005	74,062	$7.34
Granted	56,494	$9.08
Vested	(109,056)	$7.87

Issued and unvested, December 31, 2006	21,500	$9.22

Consolidated Partner Companies
The Company also included its share of its Partner Companies’ SFAS No. 123 pro forma expense in the Company’s SFAS No. 123 pro forma expense.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11. Stock Option Plans — (Continued)
The Company’s consolidated Partner Companies recorded $0.1 million of compensation expense related to stock-based awards during the year ended December 31, 2006.
In December 2006, ICG Commerce exchanged its employee stock options to restricted stock and granted restricted stock-based awards to their new CEO. The total fair value associated with these activities was $2.3 million.
At December 31, 2006, the total unrecognized compensation cost related to non-vested stock-based awards granted under the consolidated Partner Companies’ plans was $2.2 million. That cost is expected to be recognized over a weighted-average period of 3.7 years.
Other
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
In 2001 and 2002, certain employees’ and former employees’ loans were modified from full recourse to 25% recourse of the original above-described option loan principal, the interest rate on the loans was modified to the applicable federal rate as of the date of modification and extension of the term of the loans from five years to (i) the earlier of December 1, 2006 or 3 years after separation of employment for the 2001 modifications and (ii) to December 1, 2006 for the 2002 modifications. These modifications to the loans resulted in accounting for the loans and 774,716 shares of underlying common stock as options. Accordingly, these options have been treated for accounting purposes as variable awards since the modification date. The impact of these variable awards was not significant through December 2006. Additionally, accrued interest on these loans was fully reserved for since the modification date.
Other than the $2.8 million at December 31, 2005 of tax loans discussed above and $0.3 million reflected as “Note Receivable-Stockholders,” these option and tax loans and accrued interest were no longer recorded on the Company’s Consolidated Balance Sheets at December 31, 2005. All loans have matured at December 31, 2006 which is discussed below.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11. Stock Option Plans — (Continued)
All remaining loans to current and former employees matured in 2005 and 2006. At maturity, of the recourse portion of the loans collected of $4.6 million, $2.8 million was applied to the principal portion of the tax loans, $0.7 million to additional paid-in capital, $1.0 million to interest income and $0.1 million to “Notes Receivable-Stockholders.” Additionally, the Company foreclosed on approximately 787,000 shares in 2006 and 2005 of the Company’s common stock securing these loans and recorded a $0.1 million reduction to “Notes Receivable-Stockholders” and forgave less than $0.1 million. The foreclosures are reflected as “Repurchase of common stock from current and former employees” on the Company’s Consolidated Statements of Stockholders’ Equity (Deficit).

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12. Income Taxes
Total income tax expense (benefit) was allocated as follows:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Income tax expense (benefit) from continuing operations	$(40)	$18,640	$—

Total	$(40)	$18,640	$—

The provision for income tax expense (benefit) consists of:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Current	$(40)	$18,640	$—
Deferred	—	—	—

Total	$(40)	$18,640	$—

The current (benefit) expense consists of U. S. federal income taxes.
During 2005, the Company made an estimated federal income tax payment of $26.9 million and the tax benefit of stock-based compensation included in equity is $0.1 million. Accordingly, an income tax receivable of $8.4 million is included in “Prepaid expenses and other current assets” on the Company’s December 31, 2005 Consolidated Balance Sheets. The income tax refund was received in 2006.
At December 31, 2006, the Company had federal net operating loss carry forwards of approximately $500 million that may be used to offset future taxable income. The Company also had capital loss carry forwards of approximately $667 million that may be used to offset future capital gains. The net operating loss and capital loss carry forwards, as well as certain other deferred tax assets, are subject to significant limitations on their utilization. The annual limitation on the utilization of these carry forwards is approximately $14.5 million. The net operating loss carry forwards expire between 2014 and 2023, and the capital loss carry forwards expire between 2006 and 2011. Additional limitations on the utilization of these carry forwards may be imposed if the Company experiences another change in ownership.
A valuation allowance has been provided for the Company’s net deferred tax asset as the Company believes, after evaluating all positive and negative evidence, historical and prospective, that it is more likely than not that these benefits will not be realized.
The Company’s net deferred tax asset (liability) consists of the following:

	As of December 31,
	2006	2005
	(in thousands)
Net operating loss carry forward	$183,988	$153,414
Capital loss carry forward	233,544	267,018
Other comprehensive income	(22,019)	(21,092)
Reserves and accruals	3,246	3,277
Stock-based compensation expense	4,139	—
Other, net	329	96
Partner Company basis difference	170,164	214,044
Valuation allowance	(573,391)	(616,757)

Net deferred tax asset (liability)	$—	$—

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12. Income Taxes (Continued)
     The effective tax rate differs from the federal statutory rate as follows:

	As of December 31,
	2006	2005	2004
Tax expense (benefit) at statutory rate	35.0%	35.0%	(35.0)%
Debt for equity exchanges	—	—	35.0%
Non-deductible expenses and other	5.1%	1.6%	—
Valuation allowance	(40.4)%	(16.2)%	—

	(0.3)%	20.4%	0.0%

13. Related Parties
During 2004, the Company entered into a consulting arrangement with a member of the Company’s Board of Directors. The Company expensed $0.8 million, $0.9 million and $0.2 million for the years ended December 31, 2006, 2005 and 2004, respectively, related to this consulting arrangement, which is reflected in selling, general and administrative on the Company’s Consolidated Statements of Operations. At December 31, 2006 and 2005, $0.5 million and $0.4 million, respectively, are included in “Accrued expenses” on the Company’s Consolidated Balance Sheets. The Company also expensed stock-based compensation of $0.6 million and $0.4 million in 2006 and 2005, respectively, related to this consulting arrangement.
The Company provides strategic and operational support to its Partner Companies in the normal course of its business. The Company’s employees and consultants generally provide these services. The costs related to employees are paid by the Company and are reflected by the Company in general and administrative expenses. Non-management members of the Company’s Board of Directors are compensated with cash and equity grants in the Company that are accounted for in accordance SFAS No. 123R.
14. Other supplemental non-cash financing and investing activities
The Company paid interest in 2006, 2005 and 2004 of $1.6 million, $3.1 million and $2.6 million, respectively.
The Company paid an estimated tax of $0.3 million in 2006 and received a tax refund of $8.1 million in 2006 related to its 2005 tax return. The Company paid an estimated tax of $26.9 million in 2005. No income taxes were paid in 2004 as the Company had a net operating loss.
In 2004, the Company issued 15.9 million shares of common stock in exchange for $134.8 million of convertible debt. See Note 5.
During the year ended December 31, 2006, ICG Commerce exchanged employee stock options to restricted stock for employees and issued equity with vesting restrictions to ICG Commerce’s new CEO. Accordingly, the Company recorded its share of this Partner Company’s equity adjustment as a decrease to “Additional paid-in capital” on the Consolidated Balance Sheets.
During the year ended December 31, 2006, StarCite completed a transaction in which it consolidated with OnVantage, Inc. Following the consolidation, the Company recorded its share of StarCite’s equity adjustment of $11.3 million as an increase to “Additional paid-in capital” on the Consolidated Balance Sheets.
During the year ended December 31, 2006, GoIndustry, one of the Company’s equity method Partner Companies completed a financing round. Accordingly, the Company recorded its share of this Partner Company’s equity adjustment of $5.4 million as an increase to “Additional paid-in capital” on the Consolidated Balance Sheets.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
14. Other supplemental non-cash financing and investing activities — (Continued)
During the year ended December 31, 2005, one of the Company’s equity method Partner Companies completed a financing round. Accordingly, the Company recorded its share of this Partner Company’s equity adjustment of $2.3 million as an increase to “Additional paid-in capital” on the Consolidated Balance Sheets.
During the year ended December 31, 2004, one of the Company’s consolidated Partner Companies adjusted its additional paid-in capital to reflect the reversal of a $3.1 million equity financing fee accrual. Accordingly, the Company recorded its share of this Partner Company equity adjustment as an increase to “Additional paid-in capital” on the Consolidated Balance Sheets.
15. Other Income (Loss)
Other Income (Loss), net
Other income (loss), net consists of the effect of transactions and other events relating to the Company’s ownership interests in its Partner Companies and its operations in general.

	Year Ended December 31,
	2006	2005	2004
	(in thousands)

Sales/distributions of ownership interests in Partner Companies	$31,034	$125,255	$22,553
Gains (losses) on debt extinguishment (Note 5)	(2,490)	(5,881)	(133,158)
Realized gains on marketable securities (Note 4)	5,484	15,911	6,213
Other than temporary impairment of marketable securities	—	(1,342)	(2,869)
Cost method Partner Company impairment charges	—	—	(1,267)
Gain (loss) on warrants	(83)	2,596	1,191
Gain on settlement of debt of Consolidated Partner Company	—	—	1,593
Other	868	64	(961)

	$34,813	$136,603	$(106,705)
Total other income (loss) for Consolidated Partner Companies	(208)	(1,114)	527

	$34,605	$135,489	$(106,178)

During 2006, the Company sold its ownership interest in CreditTrade for approximately $19.0 million in net consideration. The Company received $17.2 million in 2006 and recorded a gain of $10.2 million. See Note 3.
During 2005, the Company sold its ownership interest in LinkShare for approximately $150.1 million in net consideration. The Company received $135.4 million in 2005 and $14.7 million in 2006, and recorded a gain of $118.8 million in 2005 and $14.0 million in 2006. The gain in 2006 primarily related to the escrow release.
Additionally, during 2006, 2005 and 2004, the Company sold its ownership interests in various other Partner Companies in exchange for cash and contingent consideration. The residual gain of $6.8 million in 2006 primarily related to the gains on the sales of ComputerJobs and eCredit. The remaining gain of $6.5 million in 2005 primarily related to the gain on the sale of the Company’s ownership interest in Co-nect of $5.3 million other and escrow releases. The gain of $22.6 million in 2004 primarily relates to the sale of the Company’s ownership interests in eMerge Interactive, Inc. and Onvia.com, Inc.
During the years ended December 31, 2005 and 2004, the Company recorded impairment charges of $1.3 million and $2.9 million, respectively, for the other than temporary decline in the fair market value of Verticalnet in 2005 and Universal Access Global Holdings Inc. in 2004.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
15. Other Income (Loss) — (Continued)
During 2006, the Company reversed a $1.0 million accrual related to costs directly associated with the acquisition of a partner company ownership interest in 2000 as the statute of limitations with respect to such matter has expired.
During the year ended December 31, 2004, the Company settled short-term debt consisting of $6.2 million of principal and $2.3 million of accrued interest for a total of $6.9 million in cash. The resulting $1.6 million gain is reflected in “Other income (loss), net” in the Company’s Consolidated Statement of Operations.
16. Commitments and Contingencies
The Company and its consolidated subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the amount of the ultimate liability with respect to these actions will not materially affect the financial position, results of operations or cash flows of the Company and its subsidiaries.
The Company and its consolidated Partner Companies lease their facilities under operating lease agreements expiring 2007 through 2011 and thereafter. Future minimum lease payments as of December 31, 2006 under the leases are as follows (in thousands):

2007	$1,560
2008	$1,318
2009	$1,034
2010	$696
2011	$615
Thereafter	$259
Rent expense under the non-cancelable operating leases was $1.8 million in 2006, $2.4 million in 2005 and $1.8 million in 2004.
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

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
17. Net Income (Loss) per Share
The calculations of net income (loss) per share were:

	Year Ended December 31,
	2006	2005	2004
	(in thousands, except shares and per share data)
Basic and Diluted:
Income (loss) from continuing operations	$7,335	$73,648	$(137,905)
Income (loss) on discontinued operations	8,289	(1,130)	2,588

Net income (loss) — Basic	$15,624	$72,518	$(135,317)

Interest expense — convertible debt	—	3,104	—

Net income (loss) — Diluted	$15,624	$75,622	$(135,317)

Basic:
Income (loss) from continuing operations per share	$0.20	$1.98	$(3.86)
Income (loss) on discontinued operations per share	0.22	(0.03)	0.07

Net income (loss) per share	$0.42	$1.95	$(3.79)

Diluted:
Income (loss) from continuing operations per share	$0.19	$1.76	$(3.86)
Income (loss) on discontinued operations per share	0.22	(0.03)	0.07

Net income (loss) per share	$0.41	$1.73	$(3.79)

Basic weighted average common shares outstanding	37,569,795	37,108,750	35,712,555

Incremental Diluted Shares Impact:
Stock options	52,245	42,177	—
Restricted stock	460,550	327,713	—
Warrants	4,352	2,466	—
DSUs	15,662	10,397	—
SARs	3,618	30,957	—
Convertible debt	—	6,147,253	—

Diluted weighted average common shares outstanding	38,106,221	43,669,713	35,712,555

The following dilutive securities were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive:

		Weighted Average
	Shares	price per share

Year ended December 31, 2006
Stock options	381,997	$57.31
Stock options (exercised with partial recourse loans)	508,028	$41.70
SARs	3,483,124	$7.42
Senior convertible notes	3,337,705	$9.11
Warrants	3,150	$100.00

Year Ended December 31, 2005
Stock options	602,913	$43.88
Stock options (exercised with partial recourse loans)	754,135	$41.70
Warrants	9,450	$100.00

Year Ended December 31, 2004
Stock options	790,829	$37.19
Stock options (exercised with partial recourse loans)	756,128	$41.70
Restricted stock	627,828	$—
Senior convertible notes	6,587,621	$9.11
Warrants	26,521	$189.27

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
18. Selected Quarterly Financial Information (Unaudited)
The following table sets forth selected quarterly consolidated financial information for the years ended December 31, 2006 and 2005. The operating results for any given quarter are not necessarily indicative of results for any future period.

	Fiscal 2006 Quarter Ended				Fiscal 2005 Quarter Ended
	Mar.31	Jun.30	Sep.30	Dec.31	Mar.31	Jun.30	Sep.30	Dec.31
	(in thousands, except per share data)

Revenue	$15,175	$15,986	$16,576	$17,012	$11,115	$9,769	$14,647	$12,037
Operating Expenses
Cost of revenue	9,235	9,996	10,452	12,756	6,081	6,405	8,286	7,688
Selling, general & administrative	10,114	10,039	11,317	10,638	8,793	8,582	11,977	11,443
Research and development	2,431	2,465	2,112	1,747	3,156	2,888	4,075	2,157
Amortization of intangibles	557	558	293	287	571	366	608	578
Impairment related and other	93	32	24	29	415	(6)	2,718	321

	(7,255)	(7,104)	(7,622)	(8,445)	(7,901)	(8,466)	(13,017)	(10,150)

Other income (loss), net	98	(1,953)	15,671	20,789	5,056	9,880	119,961	592
Interest income	2,532	1,913	2,444	2,630	475	613	752	2,050
Interest expense	(654)	(579)	(431)	(510)	(910)	(857)	(901)	(699)

Income (loss) before minority interest and equity loss	(5,279)	(7,723)	10,062	14,464	(3,280)	1,170	106,795	(8,207)

Income tax (expense) benefit	643	1,004	(1,607)	—	—	—	(20,349)	1,709
Minority interest	(64)	47	514	735	911	267	709	626
Equity loss	(736)	(1,737)	(2,726)	(262)	(475)	(477)	(681)	(5,070)

Income (loss) from continuing operations	(5,436)	(8,409)	6,243	14,937	(2,844)	960	86,474	(10,942)

Income (loss) on discontinued operations	527	639	7,120	3	(274)	116	820	(1,792)

Net income (loss)	$(4,909)	$(7,770)	$13,363	$14,940	$(3,118)	$1,076	$87,294	$(12,734)

Basic income (loss) per share (1)
Income (loss) from continuing operations	$(0.14)	$(0.23)	$0.17	$0.40	$(0.07)	$0.03	$2.34	$(0.28)
Discontinued operations	0.01	0.02	0.19	—	(0.01)	(0.01)	0.01	(0.06)

	$(0.13)	$(0.21)	$0.36	$0.40	$(0.08)	$0.02	$2.35	$(0.34)

Shares used in computation of basic income (loss) per share (1)	37,401	37,470	37,535	37,703	37,012	37,040	37,109	37,274

Diluted income (loss) per share (1)
Income (loss) from continuing operations	$(0.14)	$(0.23)	$0.16	$0.37	$(0.07)	$0.04	$1.96	$(0.28)
Discontinued operations	0.01	0.02	0.18	—	(0.01)	(0.01)	0.01	(0.06)

	$(0.13)	$(0.21)	$0.34	$0.37	(0.08)	$0.03	$1.97	$(0.34)

Shares used in computation of diluted income (loss) per share (1)	37,401	37,470	40,986	41,184	37,012	43,784	44,386	37,274

(1)	The sum of quarterly income (loss) per share differs from the full year amount due to changes in the number of shares outstanding during the year.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.
ITEM 9A. Controls and Procedures
Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered in this Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this Report, our disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that information required to be included in the Company’s periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.
Management’s Report on Internal Control Over Financial Reporting
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements for external purposes in accordance with generally accepted accounting principles, (iii) provide reasonable assurance that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, (iv) and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
The management of Internet Capital Group, Inc. evaluated the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of its internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Board of Directors. Based on this assessment, as of December 31, 2006, the Company’s internal control over financial reporting was effective based on those criteria.
The Company’s independent registered public accounting firm, KPMG LLP, has audited management’s assessment of the Company’s internal control over financial reporting. KPMG LLP’s report on management’s assessment and the effectiveness of the Company’s internal control over financial reporting appears below.
There have been no changes in internal control over financial reporting during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
The design of any system of control is based upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all future events, no matter how remote, that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may not deteriorate. Because of their inherent limitations, systems of control may not prevent or detect all misstatements. Accordingly, even effective systems of control can provide only reasonable assurance of achieving their control objectives.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Internet Capital Group, Inc.:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Internet Capital Group, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Internet Capital Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Internet Capital Group, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Internet Capital Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Internet Capital Group, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficit), comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 16, 2007 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Philadelphia, Pennsylvania
March 16, 2007
ITEM 9B. Other Information
None.

PART III
ITEM 10. Directors and Executive Officers of the Registrant
We incorporate by reference the information contained under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Executive Officers” and “Corporate Governance” in our Definitive Proxy Statement for our 2007 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Report pursuant to Regulation 14A under the Exchange Act.
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
ITEM 11. Executive Compensation
We incorporate by reference the information contained under the caption “Executive Compensation” in our Definitive Proxy Statement for our 2007 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Report pursuant to Regulation 14A under the Exchange Act.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We incorporate by reference the information contained under the caption “Security Ownership of Certain Beneficial Owners and Directors and Officers” in our Definitive Proxy Statement for our 2007 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Report pursuant to Regulation 14A under the Exchange Act.
ITEM 13. Certain Relationships and Related Transactions
We incorporate by reference the information contained under the caption “Certain Relationships and Related Transactions” in our Definitive Proxy Statement for our 2007 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Report pursuant to Regulation 14A under the Exchange Act.
ITEM 14. Principal Accountant Fees and Services
We incorporate by reference the information contained under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in our Definitive Proxy Statement for our 2007 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Report pursuant to Regulation 14A under the Exchange Act.

PART IV
ITEM 15. Exhibits and Financial Statement Schedules
1. Consolidated Financial Statements
The Consolidated Financial Statements and related Notes thereto as set forth under Item 8 of this Report are incorporated herein by reference.
2. Financial Statement Schedule
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Internet Capital Group, Inc.:
Under date of March 16, 2007, we reported on the consolidated balance sheets of Internet Capital Group, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficit), comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. The consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits.
In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 2 to the Consolidated Financial Statements, effective January 1, 2006, the Company adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.
/s/ KPMG LLP
Philadelphia, Pennsylvania
March 16, 2007
The following financial statement schedule of Internet Capital Group, Inc. for each of the years ended December 31, 2006, 2005 and 2004 should be read in conjunction with our Consolidated Financial Statements and related Notes thereto.
INTERNET CAPITAL GROUP
SCHEDULE II —VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2004, 2005 and 2006
(in thousands)

	Balance at the
	beginning of the	Charged to costs			Balance at the end
	year	and expenses	Write-offs		of the year
Allowance for Doubtful Accounts:
December 31, 2004	$2,019	$(489)	$(754)		$776
December 31, 2005	$776	$241 (a)	$(418	)(b)	$599
December 31, 2006	$599	$641	$(1,103	)(c)	$137

(a)	Reserve of $138 was established upon acquisitions of partner companies during 2005.

(b)	Reserve of $221 was eliminated upon deconsolidation of partner company during 2005.

(c)	Reserve of $656 was eliminated upon deconsolidation of partner company during 2006.

3. List of Exhibits
The following is a list of exhibits required by Item 601 of Regulation S-K filed as part of this Report. Where so indicated, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

Exhibit Number	Document

2.1	Agreement of Merger, dated February 2, 1999, between Internet Capital Group, L.L.C. and Internet Capital Group, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1, filed May 11, 1999 (File No. 333-78193)).

3.1.1	Restated Certificate of Incorporation of Internet Capital Group, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form 8-A, filed August 4, 1999 (File No. 000-26989)).

3.1.2	Certificate of Amendment of Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed March 31, 2003 (File No. 001-16249)).

3.1.3	Second Amendment of Restated Certificate of Incorporation of Internet Capital Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed August 9, 2004 (File No. 001-16249)).

3.2	Amended and Restated By-laws of Internet Capital Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed March 5, 2007 (File No. 001-16249)).

4.1	Form of Certificate for Internet Capital Group, Inc. Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 16, 2005 (File No. 001-16249)).

4.2	Rights Agreement, dated as of November 22, 2000, between Internet Capital Group, Inc. and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, including Form of Rights Certificate (incorporated by reference to Exhibit 1.1 to the Company’s Registration Statement on Form 8-A, filed December 1, 2000 (File No. 001-16249)).

4.3	Form of 5% Senior Convertible Notes due 2009 of Internet Capital Group, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed April 1, 2004 (File No. 001-16249)).

4.4	Amendment No. 1 to Form of 5% Senior Convertible Notes due 2009 of Internet Capital Group, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed October 27, 2005 (File No. 001-16249)).

4.5	Amendment No. 2 to Form of 5% Senior Convertible Notes due 2009 of Internet Capital Group, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed October 27, 2005 (File No. 001-16249)).

10.1	Internet Capital Group, Inc. Amended and Restated 1999 Equity Compensation Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed March 5, 2007 (File No. 001-16249)).

Exhibit Number	Document

10.2	Internet Capital Group, Inc. Amended and Restated 2005 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed March 5, 2007 (File No. 001-16249)).

10.3	Internet Capital Group, Inc. Amended and Restated Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.2.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed March 31, 2003 (File No. 001-16249)).

10.4	Internet Capital Group, L.L.C. Membership Profit Interest Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, filed May 11, 1999 (File No. 333-78193)).

10.5	Internet Capital Group, Inc. Amended and Restated Non-Management Director Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed March 5, 2007 (File No. 001-16249)).

10.6	Internet Capital Group, Inc. Amended and Restated Director Deferred Stock Unit Program (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed March 5, 2007 (File No. 001-16249)).

10.7.1	Logistics.com, Inc. 2001 Equity Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed March 31, 2003 (File No. 001-16249)).

10.7.2	Amendment No. 1 to the Logistics.com, Inc. 2001 Equity Compensation Plan (incorporated by reference to Exhibit 10.3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed March 31, 2003 (File No. 001-16249)).

10.8.1	Internet Capital Group 2006 Bonus Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed February 28, 2006 (File No. 001-16249)).

10.8.2	Internet Capital Group 2007 Performance Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed March 5, 2007 (File No. 001-16249)).

10.9	Form of Internet Capital Group, Inc. Restricted Stock Grant Without Performance Acceleration (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 16, 2005 (File No. 001-16249)).

10.10	Form of Internet Capital Group, Inc. Restricted Stock Grant With Performance Acceleration (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 16, 2005 (File No. 001-16249)).

10.11	Form of Internet Capital Group, Inc. Stock Option Grant Without Performance Acceleration (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 16, 2005 (File No. 001-16249)).

10.12	Form of Internet Capital Group, Inc. Stock Option Grant With Performance Acceleration (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 16, 2005 (File No. 001-16249)).

10.13	Form of Internet Capital Group, Inc. Non-Employee Director Initial Stock Option Grant (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K

Exhibit Number	Document

for the year ended December 31, 2004, filed March 16, 2005 (File No. 001-16249)).

10.14	Form of Internet Capital Group, Inc. Non-Employee Director Annual Stock Option Grant (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 16, 2005 (File No. 001-16249)).

10.15	Form of Internet Capital Group, Inc. Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 28, 2005 (File No. 001-16249)).

10.16	Form of Internet Capital Group, Inc. Stock Appreciation Rights Certificate (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed July 28, 2005 (File No. 001-16249)).

10.17	Employment Agreement, dated February 28, 2007, by and among Internet Capital Group Operations, Inc., Internet Capital Group, Inc. and Walter W. Buckley, III (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 5, 2007 (File No. 001-16249)).

10.18	Letter Agreement, dated February 28, 2007, by and between Internet Capital Group and R. Kirk Morgan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed March 5, 2007 (File No. 001-16249)).

10.19	Letter Agreement, dated July 28, 2005, by and between Internet Capital Group and Douglas A. Alexander (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 15, 2006 (File No. 001-16249)).

10.20	Letter Agreement, dated July 28, 2005, by and between Internet Capital Group and Anthony P. Dolanski (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed July 28, 2005 (File No. 001-16249).

10.21.1	Independent Contractor Agreement, dated August 17, 2004, by and between Internet Capital Group Operations, Inc., Wayne Strategy Consultants, Inc. and Dr. Michael D. Zisman (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed November 9, 2004 (File No. 001-16249)).

10.21.2	First Amendment to Independent Contractor Agreement, dated January 18, 2005, by and among Internet Capital Group Operations, Inc., Wayne Strategy Consultants, Inc. and Dr. Michael D. Zisman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 19, 2005 (File No. 001-16249)).

10.21.3	Second Amendment to Independent Contractor Agreement, dated August 1, 2006, by and among Internet Capital Group Operations, Inc., Wayne Strategy Consultants, Inc. and Dr. Michael D. Zisman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 2, 2006 (File No. 001-16249)).

10.22	Form of Restrictive Covenant Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed July 28, 2005 (File No. 001-16249)).

10.23	Form of Promissory Note (Option Loan) by and between Internet Capital Group Operations, Inc. and certain of its officers (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed November

Exhibit Number	Document

14, 2002 (File No. 001-16249)).

10.24	Form of Share Pledge Agreement by and between Internet Capital Group Operations, Inc. and certain of its officers (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed November 14, 2002 (File No. 001-16249)).

10.25	Form of Promissory Note (Tax Loan) by and between Internet Capital Group Operations, Inc. and certain of its officers (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed November 14, 2002 (File No. 001-16249)).

10.26.1	Letter of Credit Agreement, dated as of September 30, 2002, by and between Comerica Bank-California and Internet Capital Group, Inc., ICG Holdings, Inc. and Internet Capital Group Operations, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed November 14, 2002 (File No. 001-16249)).

10.26.2	First Amendment to Letter of Credit Agreement, dated as of October 20, 2003, by and between Comerica Bank, Internet Capital Group, Inc., ICG Holdings, Inc. and Internet Capital Group Operations, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed November 14, 2003 (File No. 001-16249)).

10.26.3	Second Amendment to Letter of Credit Agreement, dated as of December 15, 2004, by and between Comerica Bank, Internet Capital Group, Inc., ICG Holdings, Inc. and Internet Capital Group Operations, Inc. (incorporated by reference to Exhibit 10.14.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 16, 2005 (File No. 001-16249)).

10.26.4	Third Amendment to Letter of Credit Agreement, dated as of December 15, 2005, by and between Comerica Bank, Internet Capital Group, Inc., ICG Holdings, Inc. and Internet Capital Group Operations, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 15, 2005 (File No. 001-16249)).

10.26.5	Fourth Amendment to Letter of Credit Agreement, dated as of December 15, 2006, by and between Comerica Bank, Internet Capital Group, Inc., ICG Holdings, Inc. and Internet Capital Group Operations, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 19, 2006 (File No. 001-16249)).

10.27	Securities Purchase Agreement, dated as of March 31, 2004, by and among Internet Capital Group, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 1, 2004 (File No. 001-16249)).

10.28	Registration Rights Agreement, dated as of April 8, 2004, by and among Internet Capital Group, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed April 1, 2004 (File No. 001-16249)).

10.29	Note Purchase Agreement, dated October 25, 2005, by and among Internet Capital Group, Inc., Langley Partners, L.P., Bear Stearns Securities Corp., Custodian for Jeffrey Thorp IRA Rollover, JMG Capital Partners, LP and JMG Triton Offshore Fund, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 27,

Exhibit Number	Document

2005 (File No. 001-16249)).

10.30	Note Purchase Agreement, dated February 12, 2007, by and between Mason Capital Management, LLC (and its affiliates and advisory clients named therein) and Internet Capital Group, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, filed February 12, 2007 (File No. 001-16249)).

10.31	Note Purchase Agreement, dated February 12, 2007, by and between Sonoma Capital, LP and Internet Capital Group, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, filed February 12, 2007 (File No. 001-16249)).

10.32	Letter Agreement, dated December 16, 2005, by and between ICG Holdings, Inc. and Credit Suisse First Boston Capital LLC (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 15, 2006 (File No. 001-16249)).

10.33.1	Agreement of Lease, dated June 30, 2003, between FV Office Partners, L.P. and Internet Capital Group Operations, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed August 14, 2003 (File No. 001-16249)).

10.33.2	First Amendment to Lease, dated November 20, 2003, between FV Office Partners, L.P. and Internet Capital Group Operations, Inc. (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004 (File No. 001-16249)).

10.33.3	Second Amendment to Lease, dated August 21, 2006, by and between Chesterbrook Partners, L.P. (as successor-in-interest to FV Partners, L.P.) and Internet Capital Group Operations, Inc. (filed herewith).

11.1	Statement Regarding Computation of Per Share Earnings (included herein at Note 2-“Significant Accounting Policies” in the subsection “Net Income (Loss) Per Share” to the Consolidated Financial Statements and Note 17-“Net Income (Loss) Per Share” to the Consolidated Financial Statements).

21.1	Subsidiaries of Internet Capital Group, Inc. (filed herewith).

23.1	Consent of KPMG LLP (filed herewith).

31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Security Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2007	INTERNET CAPITAL GROUP, INC.
	By:	/s/ R. KIRK MORGAN
		Name:	R. Kirk Morgan
		Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities set forth opposite their names, and on the date set forth above.

Signature	Title

/s/ WALTER W. BUCKLEY, III Walter W. Buckley, III	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

/s/ R. KIRK MORGAN R. Kirk Morgan	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ DAVID J. BERKMAN David J. Berkman	Director

/s/ THOMAS A. DECKER Thomas A. Decker	Director

/s/ DAVID K. DOWNES David K. Downes	Director

/s/ THOMAS P. GERRITY Thomas P. Gerrity	Director

/s/ ROBERT E. KEITH, JR. Robert E. Keith, Jr.	Director

/s/ WARREN V. MUSSER Warren V. Musser	Director

/s/ PHILIP J. RINGO Philip J. Ringo	Director

/s/ MICHAEL D. ZISMAN Michael D. Zisman	Director