Form 10-Q
period 2007-03-31
INTERNET CAPITAL GROUP INC
filed 2007-05-10
CIK 1085621

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended March 31, 2007
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Company’s Common Stock, $0.001 par value per share outstanding as of April 30, 2007 was 38,649,493 shares.

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
Our internet website address is www.internetcapital.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed by us with the Securities and Exchange Commission ( the “SEC”) pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are accessible free of charge through our website as soon as reasonably practicable after we electronically file those documents with, or otherwise furnish them to, the SEC. Our website and the materials included in our website shall not be deemed a part of this Form 10-Q or incorporated herein.

INTERNET CAPITAL GROUP, INC.
CORE PARTNER COMPANIES AS OF MARCH 31, 2007
At March 31, 2007, our consolidated core partner companies consisted of:
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
Investor Force Holdings, Inc. (“Investor Force”)
Investor Force is a financial software company specializing in the development of online applications for the financial services industry. Investor Force provides pension consultants and other financial intermediaries with a web-based enterprise platform that integrates data management with robust analytic and reporting capabilities in support of its institutional and other clients. This private-labeled application provides investment consultants with the ability to conduct real-time analysis and research into client, manager and market movement as well as to produce timely, automated client reporting.
At March 31, 2007, our core partner companies accounted for under the equity method consisted of:
Channel Intelligence, Inc. (“Channel Intelligence”)
Channel Intelligence is a provider of data solutions for online shoppers to find and buy products, whether they start at retailer sites, manufacturer sites or destination shopping sites, through the use of Channel Intelligence’s patented optimization technology and data solutions.
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

StarCite, Inc. (“StarCite”)
StarCite provides a comprehensive suite of software applications and services to the meeting and events industry. StarCite helps drive efficiencies and cost savings to both corporate buyers and suppliers. StarCite’s Enterprise Meeting Solutions assist corporate, association and third-party meeting buyers with workflow, procurement, supply chain management, spend analysis and attendee management. StarCite Online Marketplace assists industry suppliers, supplier marketing programs and enabling technologies to increase meeting revenues. StarCite’s international division represents destination management companies and other premier international travel suppliers using both technology and traditional means.
Vcommerce Corporation (“Vcommerce”)
Vcommerce provides on-demand commerce and fulfillment solutions for multi-channel retailers and direct-to-consumer companies. Vcommerce offers turn-key solutions and customized features that allow customers to rely on Vcommerce for some or all of their e-commerce functions, from hosting an entire e-commerce site to supporting back-end functions such as managing drop-ship suppliers. As a complete solution, Vcommerce enables retailers, distributors and manufacturers to merchandise products, accept orders from customers, authorize and settle credit card transactions, ship products directly to the consumer, handle returns and manage customer service through the Vcommerce platform with minimal operating overhead and no IT infrastructure.
Qcorps Residential, Inc. (d/b/a WhiteFence) (“WhiteFence”)
WhiteFence is a web services provider used by household consumers to compare and purchase essential home services, such as electricity, natural gas, telephone, cable/satellite television, high-speed internet and banking. WhiteFence reaches customers directly through company-owned websites and through its network of exclusive channel partners who integrate the web services applications into their own business processes and websites.

PART I – FINANCIAL INFORMATION
ITEM 1. Financial Statements
INTERNET CAPITAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(in thousands,
	except per share data)
Assets
Current Assets
Cash and cash equivalents	$66,281	$120,808
Restricted cash	33	33
Accounts receivable, net of allowance ($64-2007; $137-2006)	7,360	6,273
Prepaid expenses and other current assets	3,960	2,557

Total current assets	77,634	129,671
Marketable securities	73,551	65,718
Fixed assets, net	1,947	1,847
Ownership interests in Partner Companies	139,457	137,911
Goodwill	17,084	17,084
Intangibles, net	167	182
Other	1,827	2,014

Total Assets	$311,667	$354,427

Liabilities and Stockholders’ Equity
Current Liabilities
Current portion of senior convertible notes	$—	$26,590
Current maturities of other long-term debt	975	947
Accounts payable	4,708	4,123
Accrued expenses	3,792	4,420
Accrued compensation and benefits	3,579	9,222
Deferred revenue	4,640	5,430

Total current liabilities	17,694	50,732
Other long-term debt	342	544
Other	1,513	490
Minority interests	3,876	4,123

	23,425	55,889

Stockholders’ Equity
Preferred Stock, $0.01 par value; 10,000 shares authorized, none issued or outstanding	—	—
Common Stock, $0.001 par value; 2,000,000 shares authorized, 38,638 (2007) and 38,598 (2006) issued and outstanding	39	39
Additional paid-in capital	3,554,504	3,552,681
Accumulated deficit	(3,336,690)	(3,317,095)
Accumulated other comprehensive income	70,389	62,913

Total stockholders’ equity	288,242	298,538

Total Liabilities and Stockholders’ Equity	$311,667	$354,427

See accompanying notes to Consolidated Financial Statements.

INTERNET CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2007	2006
	(in thousands, except per share data)
Revenue	$11,782	$15,175

Operating expenses
Cost of revenue	9,025	9,235
Selling, general and administrative	9,115	10,113
Research and development	1,568	2,431
Amortization of intangibles	32	557
Impairment related and other	20	93

Total operating expenses	19,760	22,429

	(7,978)	(7,254)
Other income (loss), net	(11,869)	98
Interest income	1,478	2,532
Interest expense	(246)	(654)

Income (loss) before income taxes, minority interest and equity loss	(18,615)	(5,278)
Income tax (expense) benefit	2,148	643
Minority interest	388	(64)
Equity loss	(3,516)	(736)

Income (loss) from continuing operations	(19,595)	(5,435)
Income (loss) on discontinued operations	—	527

Net income (loss)	$(19,595)	$(4,908)

Basic and diluted income (loss) per share:
Income (loss) from continuing operations	$(0.52)	$(0.14)
Income (loss) on discontinued operations	—	0.01

	$(0.52)	$(0.13)

Shares used in computation of basic and diluted income (loss) per share	37,803	37,401

See accompanying notes to Consolidated Financial Statements.

INTERNET CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Operating Activities
Net income (loss)	$(19,595)	$(4,908)
Adjustments to reconcile net loss to cash used in operating activities
(Income) loss on discontinued operations	—	(527)
Depreciation and amortization	360	949
Impairment related and other	20	93
Stock-based compensation	1,932	2,114
Equity loss	3,516	736
Other (income) loss	11,869	(98)
Minority interest	(388)	64
Changes in assets and liabilities, net of effect of acquisitions:
Restricted cash	—	14
Accounts receivable, net	(1,066)	(402)
Prepaid expenses and other assets	(1,451)	8,157
Accounts payable	585	147
Accrued expenses	(1,179)	(707)
Accrued compensation and benefits	(6,281)	(3,708)
Deferred revenue	(231)	443
Other liabilities	—	176

Cash flows provided by (used in) operating activities of continuing operations	(11,909)	2,543
Cash flows from operating activities of discontinued operations	—	527

Cash flows provided by (used in) operating activities	(11,909)	3,070

Investing Activities
Capital expenditures, net	(385)	(848)
Proceeds of short-term investments	—	5,000
Proceeds from sales of marketable securities	24	306
Proceeds from sales of Partner Company ownership interests	—	124
Acquisitions of ownership interests in Partner Companies	(4,922)	(12,925)

Cash flows used in investing activities of continuing operations	(5,283)	(8,343)
Cash flows from investing activities of discontinued operations	—	—

Cash flows provided by (used in) investing activities	(5,283)	(8,343)

Financing Activities
Repurchase of senior convertible notes	(37,087)	—
Long term debt and capital lease obligations, net	(241)	(193)
Repayment of advances and loans from stockholders	—	2,151

Cash flows provided by (used in) financing activities of continuing operations	(37,328)	1,958
Cash flows from financing activities of discontinued operations	—	—

Cash flows provided by (used in) financing activities	(37,328)	1,958
Net increase (decrease) in Cash and Cash Equivalents	(54,520)	(3,315)
Effect of exchange rates on cash	(7)	36
Cash and Cash Equivalents at beginning of period	120,808	142,659

Cash and Cash Equivalents at March 31	66,281	139,380
Less Cash and Cash Equivalents of discontinued operations at March 31	—	—

Cash and Cash Equivalents of continuing operations at the end of period	$66,281	$139,380

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
2. Significant Accounting Policies
Basis of Presentation
The accompanying Consolidated Financial Statements are unaudited and, in the opinion of management, include all adjustments consisting only of normal and recurring adjustments necessary for a fair presentation of the results for these interim periods. These Consolidated Financial Statements should be read in connection with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Results of operations for the three month period ended March 31, 2007 are not necessarily indicative of the results of operations expected for the full year.
The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. The Consolidated Financial Statements also include the following majority-owned subsidiaries for all or a portion of the periods indicated, each of which has been consolidated since the date the Company acquired majority voting control (collectively, the “Consolidated Subsidiaries”):

Three Months Ended March 31,
2007	2006
ICG Commerce	ICG Commerce
Investor Force	Investor Force
StarCite
The Consolidated Balance Sheets include the following majority-owned subsidiaries at March 31, 2007 and December 31, 2006:
ICG Commerce
Investor Force
On December 29, 2006, StarCite completed a transaction in which it consolidated with OnVantage, Inc. Beginning on December 29, 2006, the Company’s ownership interest in the combined entity is accounted for under the equity method of accounting. See Note 4.
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
Equity Method. Partner Companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to a Partner Company depends on an evaluation of several factors, including, among others, representation on the Partner Company’s Board of Directors and ownership level, which is generally between a 20% and a 50% interest in the voting securities of the Partner Company, including voting rights associated with the Company’s holdings in common stock, preferred stock and other convertible instruments in the Partner Company. Under the equity method of accounting, a Partner Company’s accounts are not reflected within the Company’s Consolidated Balance Sheets and Statements of Operations; however, the Company’s share of the earnings or losses of the Partner Company is reflected in the caption “Equity loss” in the Consolidated Statements of Operations. The carrying value of equity method Partner Companies is reflected in “Ownership interests in Partner Companies” in the Company’s Consolidated Balance Sheets.
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

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
2. Significant Accounting Policies – (Continued)
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. These estimates include evaluation of the Company’s holdings in its Partner Companies, holdings in marketable securities, asset impairment, revenue recognition, income taxes and commitments and contingencies. Certain amounts recorded to reflect the Company’s share of losses of Partner Companies accounted for under the equity method are based on unaudited results of operations of those Partner Companies and may require adjustments in the future when audits of these entities are made final. It is reasonably possible that the Company’s accounting estimates with respect to the useful life of intangible assets and the ultimate recoverability of ownership interests in Partner Companies and goodwill could change in the near term and that the effect of such changes on the financial statements could be material. At March 31, 2007, the Company believes the recorded amount of ownership interests in Partner Companies and goodwill is not impaired.
Concentration of Customer Base and Credit Risk
For the three months ended March 31, 2007, the Company had two customers that each accounted for over 10% of the Company’s consolidated revenue. Approximately 27% of the Company’s consolidated revenue related to a single customer of ICG Commerce. Additionally, approximately 14% and 9% of the Company’s consolidated revenue related to another single customer of ICG Commerce for the three months ended March 31, 2007 and 2006, respectively. Accounts receivable related to the first customer referenced above were $2.2 million at March 31, 2007 and accounts receivable related to the second customer referenced above were $1.0 million and $1.1 million at March 31, 2007 and December 31, 2006, respectively.
Stock-Based Compensation
The Company accounts for stock-based awards under Financial Accounting Standards Board (“FASB”) No. 123R (“SFAS No. 123R”) using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation cost over the service periods for awards expected to vest. The Company generally recognizes compensation expense for awards granted after December 31, 2005 on a straight-line basis over the vesting period of the awards. Fair value for stock options and Stock Appreciation Rights (“SARs”) is determined using the Black-Scholes model and the expense is amortized over the vesting period. See Note 3.
The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
2. Significant Accounting Policies – (Continued)
Recent Accounting Pronouncements
In June 2006, the FASB issued Financial Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109.” FIN 48 clarified the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation also provided guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation was effective for fiscal years beginning after December 15, 2006, which was January 1, 2007 for the Company. The adoption of FIN 48 did not have a material effect on the Company’s financial statements.
In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Although SFAS No. 157 does not require any new fair value measurements, its application may, for some entities, change current practices related to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, which is the fiscal year beginning January 1, 2008 for the Company. The Company is currently evaluating the impact of the adoption of SFAS No. 157 on its financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Under SFAS No. 159, the Company may irrevocably elect to report cost and equity method partner companies, marketable securities, hedges and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, which is the fiscal year beginning January 1, 2008 for the Company. The Company is currently evaluating the impact of the adoption of SFAS No. 159 on its financial statements.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation. The impact of these changes is not material and did not affect net income (loss).

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
3. Equity-Based Compensation
Total equity-based compensation for the three months ended March 31, 2007 and March 31, 2006 was $1.9 million and $2.1 million, respectively, and is primarily included in “Selling, general and administrative” on the Company’s Statements of Operations for their respective periods. The following table provides additional information related to the equity-based compensation ($ in millions).

	Three Months			Weighted Average Years
	Ending		Unrecognized Equity-	Remaining of Equity-
	March 31,		Based Compensation at	Based Compensation
	2007	2006	March 31, 2007	Expense at March 31, 2007
SARs	$0.9	$1.1	$9.2	2.3

Stock Options	0.1	0.2	0.1	1.0

Restricted Stock	0.6	0.6	3.4	1.4

DSUs	0.1	0.2	0.3	0.9

Equity-Based Compensation	$1.7	$2.1	$13.0
Equity-Based Compensation for Consolidated Partner Companies	$0.2	—	$2.0	3.5

Equity-Based Compensation	$1.9	$2.1	$15.0

SARs and Stock Options Fair Value Assumptions
The following assumptions were used to determine the fair value of SARs and stock options granted to employees by the Company for the three months ended March 31, 2006. There were no SARs or stock options granted for the three months ended March 31, 2007.

Three Months Ended March 31, 2006
Expected volatility	60%
Average expected life	6.25 years
Risk-free interest rate	4.55%
Dividend yield	0.0%
Deferred Stock Units (“DSUs”)
During the three months ended March 31, 2007 , the Company issued 31,500 DSUs to the Company’s non-management directors under the Non-Management Director Compensation Plan which will vest in the first quarter of 2008. These DSUs issued during the three months ended March 31, 2007 were valued at $0.3 million. Additionally, in the three months ended March 31, 2007, the Company issued 8,233 DSUs in lieu of cash which vested immediately to the Company’s non-management directors for services provided to the Company’s Board and its committees.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
4. Ownership interests in Partner Companies, Goodwill and Intangibles, net
The following table summarizes the Company’s goodwill, other intangibles, and ownership interests in Partner Companies.

	March 31,	December 31,
	2007	2006
	(in thousands)
Goodwill	$17,084	$17,084

Intangibles, net	$167	$182

Ownership interests in Partner Companies – Equity Method	$110,793	$109,288
Ownership interests in Partner Companies – Cost Method	28,664	28,623

	$139,457	$137,911

As of March 31, 2007 and December 31, 2006, all of the Company’s goodwill was allocated to the core segment.
Intangibles, net are shown in the tables below:

		As of March 31, 2007
			(in thousands)

	Useful	Gross Carrying	Accumulated	Net Carrying
Intangible Assets	Life	Amount	Amortization	Amount
Technology	1.5-5 years	$18,068	$(17,901)	$167

		As of December 31, 2006
			(in thousands)

	Useful	Gross Carrying	Accumulated	Net Carrying
Intangible Assets	Life	Amount	Amortization	Amount
Technology	1.5-5 years	$18,051	$(17,869)	$182

Amortization expense for intangible assets during the three months ended March 31, 2007 and 2006 was less than $0.1 million and $0.6 million, respectively. Estimated amortization expense for the fiscal year ending December 31, 2007 and 2008 is $0.1 million and $0.1 million, respectively.
Deconsolidation/Disposition
On December 29, 2006, StarCite completed a transaction to merge with OnVantage, Inc. (“OnVantage”). Following completion of the transaction, the Company’s ownership interest in the combined entity is approximately 26% and is accounted for under the equity method of accounting. Based on the estimated fair value of the combined entity, the Company recorded its share of the difference between the fair value and book value of StarCite deemed sold in relation to StarCite’s merger with OnVantage of $11.3 million. This adjustment increased the Company’s carrying value in StarCite on the Company’s December 31, 2006 Consolidated Balance Sheets with an offsetting adjustment to Additional paid-in capital.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
4. Ownership Interests in Partner Companies, Goodwill and Intangibles, net – (Continued)
Equity Method Companies
The following unaudited summarized financial information relates to the Company’s Partner Companies accounted for under the equity method of accounting at March 31, 2007 and December 31, 2006. This aggregate information has been compiled from the financial statements and capitalization tables of the respective equity method Partner Companies.

	Approximate Voting Ownership:
Equity Method Partner Company	March 31, 2007	December 31, 2006
Channel Intelligence	40%	40%
Freeborders	34%	34%
GoIndustry plc (“GoIndustry”)	35%	35%
Marketron	38%	38%
Metastorm	41%	41%
StarCite	26%	26%
Vcommerce	46%	46%
WhiteFence	36%	36%
Balance Sheets (Unaudited)

	March 31, 2007 (1)	December 31, 2006 (2)
	(in thousands)
Cash, cash equivalents and short-term investments	$42,356	$55,472
Other current assets	69,885	54,261
Other non-current assets	152,513	165,150

Total assets	$264,754	$274,883

Current liabilities	$81,907	$90,779
Non-current liabilities	9,106	13,247
Long-term debt	12,576	15,027
Stockholders’ equity	161,165	155,830

Total liabilities and stockholders’ equity	$264,754	$274,883

Total carrying value	$110,793	$109,288

(1)	Includes Channel Intelligence, Freeborders, GoIndustry, Marketron, Metastorm, StarCite, Vcommerce and WhiteFence.

(2)	Includes Channel Intelligence, Freeborders, GoIndustry, Marketron, Metastorm, StarCite, Vcommerce and WhiteFence.
At March 31, 2007 and December 31, 2006, the Company’s carrying value in its Partner Companies accounted for under the equity method exceeded its share of the underlying equity in the net assets of such companies by $54.6 million and $56.5 million, respectively. This excess has been allocated to goodwill.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
4. Ownership Interests in Partner Companies, Goodwill and Intangibles, net — (Continued)
Results of Operations (Unaudited)

	Three Months Ended March 31,
	2007(1)	2006(2)
	(in thousands)
Revenue	$49,195	$46,478

Net income (loss)	$(8,621)	$(4,393)

Total equity income (loss)	$(3,516)	$(736)

(1)	Includes Channel Intelligence, Freeborders, GoIndustry, Marketron, Metastorm, StarCite, Vcommerce and WhiteFence.

(2)	Includes ComputerJobs.com, Inc. (“ComputerJobs”), CreditTrade Inc. (“CreditTrade”), eCredit.com, Inc. (“eCredit’), Freeborders, GoIndustry, Marketron, Metastorm, Vcommerce (from date of acquisition) and WhiteFence.
Other Equity Company Information
In November 2006, CreditTrade completed a merger with a subsidiary of Creditex Group Inc. (“Creditex”). The Company received approximately $19.0 million in cash for its ownership interest in CreditTrade, of which approximately $1.8 million has been placed in escrow for eighteen months and is subject to potential indemnification claims pursuant to the terms of the merger agreement. The Company’s carrying value in CreditTrade on its Consolidated Balance Sheets prior to the transaction was approximately $4.0 million. In a separate transaction in November 2006, the Company purchased capital stock of Creditex representing an approximate 15% ownership interest in Creditex for approximately $27.7 million. Because of the Company’s level of ownership in Creditex, Creditex is accounted for under the cost method of accounting as of the transaction completion in November 2006.
In January 2006, GoIndustry, in connection with a reverse merger, began listing its securities on the AIM market of the London Stock Exchange. The Company holds 69,177,300 shares of GoIndustry common stock that had a fair value of approximately $25.8 million as of March 31, 2007 (determined using the closing price on the AIM market) and may receive an additional 11,964,602 shares of GoIndustry common stock as contingent consideration in 2007 in connection with the reverse merger. Additionally, the Company’s carrying value of GoIndustry as an equity method company at March 31, 2007 was approximately $5.2 million.
In April 2007, GoIndustry raised approximately $13.0 million in an equity offering through the issuance of an additional 40,000,000 shares. As a result of this transaction, the Company’s ownership percentage was reduced to approximately 29%. In April 2007, the Company will record its share of GoIndustry’s net equity changes by adjusting its carrying value as well as additional paid-in capital.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
5. Marketable Securities and Related Derivatives
Marketable securities represent the Company’s holdings in common stock of publicly traded companies accounted for under the cost method of accounting. The cost, unrealized holding gains/(losses), and fair value of marketable securities at March 31, 2007 and December 31, 2006 were as follows:

			Unrealized
	Common Shares		Holding
	Owned	Cost	Gains/(Losses)	Fair Value
		(in thousands, except shares)
March 31, 2007
Blackboard	2,187,060	$3,162	$70,389	$73,551

December 31, 2006
Blackboard	2,187,060	$3,162	$62,536	$65,698
Other		—	20	20

		$3,162	$62,556	$65,718

The amounts reflected as the Company’s cost for Blackboard, Inc. (“Blackboard”) include the carrying value on the date the Partner Company converted to marketable securities and the value of warrants exercised.
The Company holds certain marketable securities in Partner Companies that are publicly traded. The Company manages the Company’s exposure to and benefits from price fluctuations of these marketable securities by selectively using derivatives or hedges. Although these instruments are derivatives, their economic risks are similar to, and managed on the same basis as, risks of the other equity instruments the Company holds. These instruments are marked to market through earnings. As of March 31, 2007, the Company has entered into cashless collar contracts with expiration dates of either March 15, 2010 or April 15, 2010 to hedge 1,250,000 shares of the Company’s holdings in Blackboard at weighted average minimum and maximum prices per share of $23.00 and $54.06, respectively. The marked to market impact to earnings of these instruments was an expense of $1.1 million for the three months ended March 31, 2007, based on Blackboard’s closing stock price of $33.63 at the end of the quarter, which is reflected in “Other income (loss), net” on the Company’s Consolidated Statements of Operations. In future quarters, the mark to market impact will generally be an expense if Blackboard’s stock price rises or income if Blackboard’s stock price declines. The fair value of these instruments was a liability of $1.1 million at March 31, 2007 which is included in “Other” liabilities in the Company’s Consolidated Balance Sheets.

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
Between October and November 2005, the Company repurchased an aggregate of $23.0 million of principal amount of the senior convertible notes for $28.4 million in cash plus accrued interest. The Company recorded a $5.9 million loss on the repurchase during the year ended December 31, 2005, including approximately $0.5 million related to the acceleration of deferred financing fees. In May 2006, the Company repurchased $10.4 million of face value of its senior convertible notes for $12.7 million in cash, plus accrued interest. The Company recorded a $2.5 million loss on the repurchase, including $0.2 million for the acceleration of deferred financing fees during the year ended December 31, 2006 related to this transaction. In February 2007, the Company repurchased and extinguished the remaining $26.6 million of its senior convertible notes for $37.1 million plus accrued interest. The Company recorded a loss of $10.8 million on these repurchases, including $0.3 million for the acceleration of deferred financing fees during the three months ended March 31, 2007. These losses are included in “Other income (loss), net” for their appropriate periods within the Company’s Consolidated Statements of Operations.
The Company recorded interest expense of $0.2 million and $0.5 million for the three months ended March 31, 2007 and 2006, respectively, related to these notes. Deferred financing fees related to the senior convertible notes of $1.6 million were being amortized over the life of the notes. Included in “Prepaid expenses and other current assets” in the accompanying Consolidated Balance Sheets at December 31, 2006 were $0.4 million of deferred financing fees. The Company expensed $0.1 million and $0.1 million related to these fees in the three months ended March 31, 2007, and 2006, respectively, excluding any expense relating to accelerations of deferred financing fees as a result of the repurchases described above.
Other Long-Term Debt
The Company’s other long-term debt at March 31, 2007 of $1.3 million relates to its consolidated Partner Companies, ICG Commerce and Investor Force, and primarily consists of secured notes due to the current shareholders of ICG Commerce’s former German subsidiary. $1.0 million of this long-term debt is due in 2007 and the remaining $0.3 million is due in 2008.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
6. Debt – (Continued)
Loan and Credit Agreements
On September 30, 2002, the Company entered into a loan agreement with Comerica Bank to provide for the issuance of letters of credit (the “Loan Agreement”). The Loan Agreement provided for issuances of letters of credit up to $20 million, subject to a cash-secured borrowing base as defined by the Loan Agreement. The Loan Agreement was reduced to $10.0 million in 2004. In December 2006, the Loan Agreement was extended to December 15, 2007. Issuance fees of 0.50% per annum of the face amount of each letter of credit will be paid to Comerica Bank subsequent to issuance. The Loan Agreement also is subject to a 0.25% per annum unused commitment fee payable to the bank quarterly. No amounts were outstanding at March 31, 2007 or December 31, 2006.
7. Segment Information
The Company’s reportable segments using the “management approach” under SFAS No. 131, “Disclosure About Segments of a Business Enterprise and Related Information,” consist of two operating segments, the “core” operating segment and the “other holdings” operating segment. Each segment includes the results of the Company’s Consolidated Partner Companies and records the Company’s share of earnings and losses of Partner Companies accounted for under the equity method of accounting and captures the Company’s basis in the assets of all of its partner companies. Any marketable securities are considered “corporate” assets whereas, prior to becoming marketable securities, the Partner Company would have been included in the core or other holdings category.
The core operating segment includes those partner companies in which the Company’s management takes a very active role in providing strategic direction and management assistance. The other holdings operating segment includes stakes in companies that are, in general, managed to provide the greatest near-term stockholder value.
The following summarizes selected information related to the Company’s segments for the three months ended March 31, 2007 and 2006. All significant intersegment activity has been eliminated. Assets are owned or allocated assets used by each operating segment. As of March 31, 2007 and December 31, 2006, the Company’s assets were located primarily in the United States.

(in thousands)
				Reconciling Items
				Discontinued
				Operations
		Other	Total	and				Consolidated
	Core	Holdings	Segment	Dispositions	Corporate	Other		Results
Three Months Ended March 31, 2007
Revenues	$11,782	$—	$11,782	$—	$—	$—		$11,782
Net income (loss)	$(4,581)	$(768)	$(5,349)	$—	$(4,919)	$(9,327)	*	$(19,595)
Assets	$167,301	$9,013	$176,314	$—	$135,353	$—		$311,667

Three Months Ended March 31, 2006
Revenues	$15,175	$—	$15,175	$—	$—	$—		$15,175
Net income (loss)	$(2,514)	$—	$(2,514)	$348	$(3,456)	$714	*	$(4,908)
Assets	$130,168	$3,836	$134,004	$6,082	$196,126	$—		$336,212

	Three Months Ended March 31,
	2007	2006
*
Corporate other income (loss) (Note 9)	$(11,863)	$135
Taxes	2,148	643
Minority interest	388	(64)

	$(9,327)	$714

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
8. Parent Company Financial Information
Parent company financial information is provided to present the financial position and results of operations of the Company and its wholly-owned subsidiaries as if the Partner Companies accounted for under the consolidation method of accounting were accounted for under the equity method of accounting for all applicable periods presented. The Company’s share of the consolidated Partner Companies’ losses is included in “Equity loss” in the Parent Company Statements of Operations for all periods presented based on the Company’s ownership percentage in each period. The carrying value of the consolidated companies as of March 31, 2007 and December 31, 2006 is included in “Ownership interests in Partner Companies” in the Parent Company Balance Sheets.
Parent Company Balance Sheets

	As of March 31, 2007	As of December 31, 2006
	(in thousands)
Assets
Cash and cash equivalents	$56,743	$104,249
Other current assets	3,409	1,904

Current assets	60,152	106,153
Ownership interests in Partner Companies	159,460	159,356
Marketable securities	73,551	65,718
Other	1,650	1,837

Total assets	$294,813	$333,064

Liabilities and stockholders’ equity
Current portion of senior convertible notes	$—	$26,590
Current liabilities	5,458	7,936
Non-current liabilities	1,114	—
Stockholders’ equity	288,241	298,538

Total liabilities and stockholders’ equity	$294,813	$333,064

Parent Company Statements of Operations

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Revenue	$—	$—
Operating expenses
General and administrative	6,033	5,253

Total operating expenses	6,033	5,253

	(6,033)	(5,253)
Other income (loss), net	(11,863)	135
Interest income (expense), net	1,114	1,797

Income (loss) before income taxes and equity loss	(16,782)	(3,321)

Income tax benefit (expense)	2,148	643
Equity loss	(4,961)	(2,230)

Net income (loss)	$(19,595)	$(4,908)

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
8. Parent Company Financial Information – (Continued)
Parent Company Statements of Cash Flows

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Operating Activities
Net income (loss)	$(19,595)	$(4,908)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	34	37
Stock-based compensation	1,780	2,100
Equity loss	4,961	2,230
Other (income) loss	11,863	(135)
Changes in assets and liabilities, net of effect of acquisitions:
Prepaid expenses and other assets	(1,623)	8,567
Accounts payable	156	(104)
Accrued expenses	(724)	(195)
Accrued compensation and benefits	(2,359)	(2,090)

Cash provided by (used in) operating activities	(5,507)	5,502
Investing Activities
Capital expenditures, net	(14)	(6)
Proceeds from sales of marketable securities	24	306
Proceeds from sales of ownership interests in Partner Companies	—	124
Acquisitions of ownership interests in Partner Companies, net	(4,922)	(14,675)

Cash provided by (used in) investing activities	(4,912)	(14,251)
Financing Activities
Repurchase of senior convertible notes	(37,087)	—
Repayment of loans from former employees	—	2,151

Cash provided by (used in) financing activities	(37,087)	2,151

Net increase (decrease) in cash and cash equivalents	(47,506)	(6,598)
Cash and cash equivalents at beginning of period	104,249	129,555

Cash and cash equivalents at end of period	$56,743	$122,957

9. Other Income (Loss)
Other Income (Loss), net
Other income (loss), net consists of the effect of transactions and other events relating to the Company’s ownership interests in its Partner Companies and its operations in general.

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Loss on repurchase of convertible notes (Note 6)	$(10,833)	$—
Loss on mark-to-market of hedges (Note 5)	(1,114)	—
Sales/distributions of ownership interests in Partner Companies	20	124
Realized gains (losses) on marketable securities	24	306
Other	40	(295)

	$(11,863)	$135
Total other income (loss) for Consolidated Partner Companies	(6)	(37)

	$(11,869)	$98

During the three months ended March 31, 2006, the Company sold 27,141 shares of Traffic.com, Inc. (“Traffic.com”) for proceeds of $0.3 million. Traffic.com became a public company in January 2006.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
10. Income Taxes
The Company recorded a tax benefit of $2.1 million for the three months ended March 31, 2007 related to the operating loss for that period. This benefit will be realized either through a carryback to 2005 or to offset future taxable income in 2007.
Excluding the loss for the three months ended March 31, 2007, the Company had federal net operating loss carry forwards of approximately $502.5 million that may be used to offset future taxable income. The Company also had capital loss carry forwards of approximately $667.3 million that may be used to offset future capital gains. The net operating loss and capital loss carry forwards, as well as certain other deferred tax assets, are subject to significant limitations on their utilization. The annual limitation on the utilization of these carry forwards is approximately $14.5 million. These net operating loss carry forwards expire between 2014 and 2023, and the capital loss carry forwards expire between 2007 and 2010. Additional limitations on the utilization of these carry forwards may be imposed if the Company experiences another change in ownership.
The Company's net deferred tax asset of $573.9 million at March 31, 2007 consists of deferred tax assets of $598.5 million, relating primarily to partner company basis differences, capital and net operating loss carry forwards, offset by deferred tax liabilities of $24.6 million, primarily related to unrealized appreciation in available for sale securities. The Company has recorded a full valuation allowance against its net deferred tax assets.
11. Discontinued Operations
In August 2006, Investor Force completed the sale of its database division to Morningstar, Inc. (“Morningstar”) for $10.0 million. Cash proceeds to Investor Force of $9.0 million were received in August 2006, and $1.0 million was placed into escrow with an anticipated release in August 2007, subject to potential indemnification claims. The Company recorded a gain of approximately $7.0 million on this transaction for the three months ended September 30, 2006. The $1.0 million placed in escrow will be recognized as an additional gain if and when the amount of the escrow proceeds are fixed and determinable and realization is assured.
Investor Force’s database division had revenues of $0.7 million for the three months ended March 31, 2006. The Company’s share of net income for Investor Force’s database division was $0.5 million for the three months ended March 31, 2006.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
12. Net Income (Loss) per Share
The calculations of net income (loss) per share were:

	Three Months Ended March 31,
	2007	2006
	(in thousands, except per share data)
Basic and Diluted:
Income (loss) from continuing operations	$(19,595)	$(5,435)
Income (loss) on discontinued operations	—	527

Net income (loss)	$(19,595)	$(4,908)

Basic and Diluted:
Income (loss) from continuing operations per share	$(0.52)	$(0.14)
Income (loss) on discontinued operations per share	—	0.01

Net income (loss) per share	$(0.52)	$(0.13)

Basic and diluted weighted average common shares outstanding	37,803	37,401

The following dilutive securities were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive:

		Weighted Average
	Shares	Price Per Share
Three Months Ended March 31, 2007
Stock options	637,454	$37.12
Warrants	12,500	$6.00
SARs	3,650,179	$7.45
Restricted stock	794,764	$—
Deferred stock units	31,500	$—

Three Months Ended March 31, 2006
Stock options	689,389	$37.37
Stock options (exercised with partial recourse loans)	539,135	$41.70
Warrants	21,950	$46.47
SARs	3,743,100	$7.42
Senior convertible notes	4,062,362	$9.11
Restricted stock	1,146,722	$—
Deferred stock units	21,500	$—
13 . Comprehensive Income (Loss)
Comprehensive income (loss) is the change in equity of a business enterprise during a period resulting from transactions and other events and circumstances from non-owner sources. Excluding net loss, the Company’s primary source of comprehensive loss is net unrealized holding gains (losses) related to its marketable securities. The following summarizes the components of comprehensive loss:

	Three Months Ended March 31,
	2007	2006
	(Unaudited)
	(in thousands)
Net loss	$(19,595)	$(4,908)
Other comprehensive income (loss):
Unrealized holding gains in marketable securities	7,853	4,315
Reclassification adjustments/realized net gains on marketable securities	(380)	(306)

Comprehensive loss	$(12,122)	$(899)

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
The Consolidated Financial Statements include the consolidated accounts of Internet Capital Group, Inc., a company incorporated in Delaware, and its subsidiaries, both wholly-owned and consolidated (Internet Capital Group, Inc. and all such subsidiaries, are hereinafter referred to as “we,” “ICG,” the “Company” or “Internet Capital Group”), and have been prepared in accordance with GAAP.
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

These transactions and events are described in more detail in our Notes to consolidated financial statements and include dispositions of, and changes to, our partner company ownership interests, dispositions of our holdings of marketable securities and debt repurchases.
Liquidity and Capital Resources
The following table summarizes our and our consolidated subsidiaries’ cash and cash equivalents, restricted cash, short-term investments, marketable securities and senior convertible notes as of March 31, 2007 and December 31, 2006:

	March 31, 2007			December 31, 2006
		Consolidated			Consolidated
	Corporate	Subsidiaries	Total	Corporate	Subsidiaries	Total
			(in thousands)
Cash and cash equivalents	$56,743	$9,538	$66,281	$104,249	$16,559	$120,808
Restricted cash (1)	—	33	33	—	33	33

	$56,743	$9,571	$66,314	$104,249	$16,592	$120,841

Marketable securities(2)	$72,437	$—	$72,437	$66,075	$—	$66,075

Senior convertible notes(3)	$—	$—	$—	$(26,590)	$—	$(26,590)

(1)	Restricted cash at March 31, 2007 and December 31, 2006 does not include $187 and $207, respectively, of long-term restricted cash included in “Other” assets on the Company’s Consolidated balance sheets.

(2)	Includes an offsetting liability of $1.1 million at March 31, 2007 and a contributing asset of $0.4 million at December 31, 2006 related to derivative instruments associated with the Company’s marketable securities.

(3)	ICG repurchased all outstanding senior convertible notes on February 12, 2007 for approximately $37.1 million in cash plus accrued interest.
We believe existing cash and cash equivalents and proceeds from the potential sales of all or a portion of our interests in certain marketable securities and partner companies to be sufficient to fund our cash requirements for the foreseeable future, including future commitments to partner companies, debt obligations and general operations requirements. At March 31, 2007, as well as the date of this filing, we were not obligated for any significant funding and guarantee commitments to existing partner companies. We will continue to evaluate acquisition opportunities and may acquire additional ownership interests in new and existing partner companies in the next twelve months; however, such acquisitions will generally be made at our discretion.
Consolidated working capital decreased by $19.0 million from December 31, 2006 to March 31, 2007, primarily due to the repurchase of convertible notes in February 2007.

Summary of Statements of Cash Flows

	As of March 31,
	2007	2006
	(in thousands)
Cash provided by (used in) operating activities	$(11,909)	$3,070
Cash provided by (used in) investing activities	$(5,283)	$(8,343)
Cash provided by (used in) financing activities	$(37,328)	$1,958
The increase in cash used in operating activities for the three months ended March 31, 2007 versus 2006 is due to 2006 operating activities being offset by a federal tax refund received in the first quarter of 2006.
The decrease in cash used in investing activities from 2006 to 2007 is the result of lower partner company funding in 2007 versus 2006 offset by proceeds from maturities of short-term investments in 2006.
The increase in cash used in financing activities from 2006 to 2007 is primarily related to the repurchase of $26.6 million of principal of convertible notes for $37.1 million in cash in 2007.
We and our consolidated subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. We do not expect the ultimate liability with respect to these actions will materially affect our financial position or cash flows.
Contractual Cash Obligations and Commercial Commitments
Other than the senior convertible note repurchases described in Note 6 of our consolidated financial statements, we had no other material changes to contractual cash obligations and commercial commitments for the three months ended March 31, 2007.
Off-Balance Sheet Arrangements
We are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Our Partner Companies
As of March 31, 2007, we owned interests in 18 partner companies that are categorized below based on segment and method of accounting.

CORE PARTNER COMPANIES (%Voting Interest)
Consolidated	Equity	Cost
ICG Commerce (66%)	Channel Intelligence (40%)	(none)
Investor Force (80%)	Freeborders (34%)
Marketron (38%)
Metastorm (41%)
StarCite (26%)
Vcommerce (46%)
WhiteFence (36%)

OTHER HOLDINGS COMPANIES (%Voting Interest)
Consolidated	Equity	Cost
(none)	GoIndustry (35%)(2)	Anthem Ventures Fund, L.P. (9%)
Blackboard (1)
Captive Capital Corporation (5%)
Creditex (15%)
Emptoris, Inc. (5%)
Entegrity Solutions Corporation (2%)
Jamcracker, Inc. (2%)
Tibersoft Corporation (5%)

(1)	As of April 30, 2007, we own 2,187,060 shares of Blackboard (NASDAQ:BBBB) (see “Note 5 — Marketable Securities” to consolidated financial statements.)

(2)	As of April 30, 2007, we own 69,177,300 shares, or approximately 29% of the voting securities, of GoIndustry. GoIndustry’s common stock is traded on the AIM market of the London Stock Exchange under ticker symbol GOI. See “Note 4 – Ownership Interests in Partner Companies, Goodwill and Intangibles, net.”)
Results of Operations
The following summarizes the unaudited selected financial information related to our segments. Each segment includes the results of our consolidated partner companies and records our share of the earnings and losses of partner companies accounted for under the equity method of accounting. The partner companies included within the segments are the same 18 partner companies for 2007 and 2006. Additionally, Channel Intelligence and Vcommerce are included in the core segment from their respective acquisition dates in 2006. The method of accounting for any particular partner company may change based on our ownership interest.
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

Segment Information
(in thousands)
				Reconciling Items
				Discontinued
		Other	Total	Operations and			Consolidated
	Core	Holdings	Segment	Dispositions	Corporate	Other	Results
For The Three Months Ended March 31, 2007
Revenues	$11,782	$—	$11,782	$—	$—	$—	$11,782
Net income (loss)	$(4,581)	$(768)	$(5,349)	$—	$(4,919)	$(9,327)	$(19,595)

For The Three Months Ended March 31, 2006
Revenues	$15,175	$—	$15,175	$—	$—	$—	$15,175
Net income (loss)	$(2,514)	$—	$(2,514)	$348	$(3,456)	$714	$(4,908)
For the Three Months Ended March 31, 2007 vs. 2006
Results of Operations — Core Companies
The following presentation of the results of operations of our core companies includes the results of our consolidated core partner companies and our share of the results of our equity method core partner companies.

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Selected data:

Revenue	$11,782	$15,175

Cost of revenue	(9,025)	(9,235)
Selling, general and administrative	(3,082)	(4,860)
Research and development	(1,568)	(2,431)
Amortization of intangibles	(32)	(557)
Impairment related and other	(20)	(93)

Operating expenses	(13,727)	(17,176)

Interest and other	112	44
Equity loss	(2,748)	(557)

Net loss	$(4,581)	$(2,514)

Revenue
Revenue decreased $3.4 million from $15.2 million in 2006 to $11.8 million in 2007. On December 29, 2006, one of our consolidated companies, StarCite, completed a transaction to merge with OnVantage. Subsequent to the transaction, our ownership interest in the combined entity is accounted for under the equity method of accounting and, therefore, StarCite’s operations were not consolidated during the three months ended March 31, 2007 versus the comparable 2006 period. This revenue decrease was partially offset by increased revenues at ICG Commerce.

Operating Expenses
Operating expenses decreased $3.5 million, from $17.2 million in 2006 to $13.7 million in 2007. On December 29, 2006, one of our consolidated companies, StarCite, completed a transaction to merge with OnVantage. Subsequent to the transaction, our ownership interest in the combined entity is accounted for under the equity method of accounting and, therefore, StarCite’s operations were not consolidated during the three months ended March 31, 2007 versus the comparable 2006 period. This operating expense decrease was partially offset by increased operating expenses at ICG Commerce to service existing and new contracts.
Equity Loss
A portion of our net results from our core companies is derived from those partner companies in which we hold a substantial minority ownership interest. Our share of the income or losses of these companies is recorded in our Consolidated Statement of Operations under “Equity loss.”
Our core equity method companies reported aggregate net loss of $(6.4) million in the three months ended March 31, 2007, compared to net loss of $(2.8) million in the three months ended March 31, 2006. The increase in net loss is primarily the result of three additional partner companies, Channel Intelligence, StarCite and Vcommerce, being accounted for under the equity method of accounting for the three months ended March 31, 2007 versus the comparable 2006 period.
Accordingly, our share of net income and net losses of core companies increased to a loss of $(2.7) million for the three months ended March 31, 2007 from $(0.6) million for the three months ended March 31, 2006.
Results of Operations – Other Holdings Companies
The following presentation of the results of operations of our other holdings companies includes the results of our consolidated other holdings partner companies and our share of the results of our equity method other holdings partner companies.

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Selected data:

Equity loss	$(768)	$—

Net loss	$(768)	$—

Equity loss increased in the first quarter of 2007 from the comparable 2006 period as our share of the GoIndustry’s net loss for first quarter of 2007 increased versus the 2006 period. Additionally, the Company’s basis in GoIndustry was zero in the first quarter of 2006.

Results of Operations – Reconciling Items
Discontinued Operations and Dispositions
The following is a summary of the components included in “Discontinued operations and dispositions,” a reconciling item for segment reporting purposes:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Income from discontinued operations – See Note 11	$—	$527
Equity income (loss) of partner companies sold/disposed of	—	(179)

Net income (loss)	$—	$348

The impact to our consolidated results of equity method partner companies in which we have sold or disposed of our ownership interest, or which have ceased operations during 2007 and 2006 is also included in the caption “Dispositions” for segment reporting purposes. Equity income (loss) relating to these entities decreased in 2007 versus 2006 as eCredit and ComputerJobs were sold in the fourth quarter of 2006.
Corporate

	Three Months Ended March 31,
	2007	2006
	(in thousands)
General and administrative	$(6,033)	$(5,253)
Interest income (expense), net	1,114	1,797

Net loss	$(4,919)	$(3,456)

General and Administrative
Our general and administrative expenses increased $0.8 million for the three months ended March 31, 2007 versus the comparable 2006 period, primarily due to an increase in employee related expenses and other outside service expenses, offset by a decrease in stock-based compensation of $0.3 million.
Interest Income/Expense
The interest income (expense), net decrease of $0.7 million for the three months ended March 31, 2007 from the same period in 2006 is attributable to lower cash balances in the first quarter of 2007 than those in 2006, partially offset by our convertible notes being outstanding only until February 12, 2007, versus being outstanding for all of the first quarter of 2006.
Other

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Corporate other income (loss) (Note 9)	$(11,863)	$135
Income tax benefit (expense)	2,148	643
Minority interest	388	(64)

Net income (loss)	$(9,327)	$714

Other Income (Loss), Net
Other income (loss), net was a loss of $11.9 million in the three months ended March 31, 2007 and income of $0.1 million in the comparable 2006 period. The loss in 2007 is primarily the result of a $10.8 million loss on the repurchase of our senior convertible notes. See Note 6 to our Consolidated Financial Statements.
Income Tax
We recorded a tax benefit of $2.1 million for the three months ended March 31, 2007 versus a tax benefit of $0.6 million for the comparable 2006 period. This benefit will be realized either through a carry back to 2005 or to offset future taxable income in 2007. See Note 10 to our Consolidated Financial Statements.
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
StarCite was a consolidated company through December 29, 2006, at which time it combined with another company, reducing our ownership interest to 26%, and became an equity method company. StarCite’s revenues are primarily derived from hotel media marketing packages, attendee management software, site selection and various enabling technologies. Marketing package, attendee management software and enabling technology revenues are recognized over the life of the contract, which approximates the life of the customer relationship and typically ranges from one to three years. Site selection revenues are recognized at the time the meeting occurs, which assumes no significant performance obligation remains.
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
Recent Accounting Pronouncements
In June 2006, the FASB issued FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation was effective for fiscal years beginning after December 15, 2006, which was January 1, 2007 for the Company. The adoption of FIN 48 did not have a material effect on our financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP,” and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Although SFAS No. 157 does not require any new fair value measurements, its application may, for some entities, change current practices related to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, which, for us, is the fiscal year beginning January 1, 2008. We are currently evaluating the impact of the adoption of SFAS No. 157 on our financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Under this Standard, we may elect to report cost and equity partner companies, marketable securities, hedges and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, which, for us, is the fiscal year beginning January 1, 2008. We are currently evaluating the impact of the adoption of SFAS No. 159 on our financial statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to equity price risks on the marketable portion of our equity securities. Our public holdings at March 31, 2007 include equity positions in companies in sectors that have experienced significant historical volatility in their stock prices. A 20% adverse change in equity prices, based on a sensitivity analysis of our public holdings as of March 31, 2007 would result in an approximate $20.5 million decrease in the fair value of our public holdings.
Cash and cash equivalents, accounts receivable and accounts payable are carried at cost which approximates fair value due to the short-term maturity of these instruments. Short-term investments and marketable securities are carried at fair value.
We have historically had very low exposure to changes in foreign currency exchange rates and, as such, have not used derivative financial instruments to manage foreign currency fluctuation risk. In 2007 and 2006, the Company entered into cashless collar contracts with expiration dates of either March 15, 2010 or April 15, 2010 to hedge 500,000 shares and 750,000 shares of its holdings of Blackboard common stock at weighted average minimum and maximum prices per share of $23.00 and $54.06, respectively. Each of these contracts limits the Company’s exposure to and benefits from price fluctuations in the underlying equity securities.
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

PART II – OTHER INFORMATION
ITEM 1. Legal Proceedings
In May and June 2001, certain of the Company’s present directors, along with the Company, certain of its former directors, certain of its present and former officers and its underwriters, were named as defendants in nine class action complaints filed in the United States District Court for the Southern District of New York. The plaintiffs and the alleged classes they seek to represent include present and former stockholders of the Company. The complaints generally allege violations of Sections 11 and 12 of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 10b-5 promulgated under the Exchange Act, based on, among other things, the dissemination of statements allegedly containing material misstatements and/or omissions concerning the commissions received by the underwriters of the initial public offering and follow-on public offering of the Company as well as failure to disclose the existence of purported agreements by the underwriters with some of the purchasers in these offerings to buy additional shares of the Company’s stock subsequently in the open market at pre-determined prices above the initial offering prices. The plaintiffs seek for themselves and the alleged class members an award of damages and litigation costs and expenses. The claims in these cases have been consolidated for pre-trial purposes (together with claims against other issuers and underwriters) before one judge in the Southern District of New York federal court. In April 2002, a consolidated, amended complaint was filed against these defendants which generally alleges the same violations and also refers to alleged misstatements or omissions that relate to the recommendations regarding the Company’s stock by analysts employed by the underwriters. In June and July 2002, defendants, including the Company defendants, filed motions to dismiss plaintiffs’ complaints on numerous grounds. The Company’s motion was denied in its entirety in an opinion dated February 19, 2003. In July 2003, a committee of the Company’s Board of Directors approved a proposed settlement with the plaintiffs in this matter. The settlement would provide for, among other things, a release of the Company and of the individual defendants (who had been previously dismissed without prejudice) for the wrongful conduct alleged in the amended complaint. The Company would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. Any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurers. The complete terms of the proposed settlement is on file with the District Court. The District Court overseeing the litigation granted preliminary approval of the settlement in February 2005, subject to a change in the terms to bar cross-claims by defendant underwriters for contribution, but not for indemnification or otherwise. The parties to the settlement agreed on revised language to effectuate the changes regarding contribution/indemnification claims requested by the District Court and such language has been accepted by the District Court. A final fairness hearing on the settlement was held on April 24, 2006. The District Court has not yet ruled with respect to the settlement. On December 5, 2006, the Second Circuit Court of Appeals reversed the certification of plaintiff classes in six actions related to other issuers that had been designated as test cases with respect to the non-settling defendants in those matters and made other rulings that drew into question the legal viability of the claims in those cases. While the Court of Appeals decision does not automatically determine those issues with respect to the case against the Company, it is at least a substantial precedent as to those issues. As a result, it is unclear when, or if, the District Court will approve the proposed class settlement in the case against the Company or if any party to that settlement will seek to withdraw its agreement to it. The District Court has deferred all further proceedings in the litigation pending resolution of these issues as well as of efforts to ask the Court of Appeals to reconsider its decision.
ITEM 1A. Risk Factors
In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risk and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Submission of Matters to a Vote of Security Holders
None.
ITEM 5. Other Information
None.
ITEM 6. Exhibits
Exhibit Index

Exhibit Number	Document
11.1	Statement Regarding Computation of Per Share Earnings (included herein at Note 12-“Net Income (Loss) per Share” to the Consolidated Financial Statements).

31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

32.2	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Security Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2007	INTERNET CAPITAL GROUP, INC.

	By:	/s/ R. Kirk Morgan

	Name:	R. Kirk Morgan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)