Form 10-Q
period 2007-06-30
INTERNET CAPITAL GROUP INC
filed 2007-08-06
CIK 1085621

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2007
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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Company’s Common Stock, $0.001 par value per share, outstanding as of July 23, 2007 was 38,624,220 shares.

INTERNET CAPITAL GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
Although we refer in this Quarterly Report on Form 10-Q to the companies in which we have acquired a convertible debt or an equity ownership interest as our “Partner Companies” and we indicate that we have a “partnership” with these companies, we do not act as an agent or legal representative for any of our Partner Companies, we do not have the power or authority to legally bind any of our Partner Companies and we do not have the types of liabilities in relation to our Partner Companies that a general partner of a partnership would typically have.
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. See the subsection of Part I, Item 2 entitled “Risk Factors” for more information.
Our internet website address is www.internetcapital.com. Our Annual Report’s on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed by us with the Securities and Exchange Commission (the “SEC”) pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are accessible free of charge through our website as soon as reasonably practicable after we electronically file those documents with, or otherwise furnish them to, the SEC. Our website and the materials included in our website shall not be deemed a part of this Form 10-Q or incorporated herein.

INTERNET CAPITAL GROUP, INC.
CORE PARTNER COMPANIES AS OF JUNE 30, 2007
At June 30, 2007, our consolidated core partner companies consisted of:
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
At June 30, 2007, our core partner companies accounted for under the equity method consisted of:
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
	(in thousands,
	except per share data)
Assets
Current Assets
Cash and cash equivalents	$94,566	$120,808
Restricted cash	50	33
Accounts receivable, net of allowance ($60-2007; $137-2006)	7,326	6,273
Prepaid expenses and other current assets	4,602	2,557

Total current assets	106,544	129,671
Marketable securities	92,118	65,718
Fixed assets, net	2,056	1,847
Ownership interests in Partner Companies	121,374	137,911
Goodwill	17,084	17,084
Intangibles, net	186	182
Other	2,771	2,014

Total Assets	$342,133	$354,427

Liabilities and Stockholders’ Equity
Current Liabilities
Current portion of senior convertible notes	$—	$26,590
Current maturities of other long-term debt	922	947
Accounts payable	4,817	4,123
Accrued expenses	3,386	4,420
Accrued compensation and benefits	5,101	9,222
Deferred revenue	4,846	5,430

Total current liabilities	19,072	50,732
Other long-term debt	97	544
Hedges of marketable securities	7,119	—
Other	845	490
Minority interests	3,977	4,123

	31,110	55,889

Stockholders’ Equity
Preferred Stock, $0.01 par value; 10,000 shares authorized, none issued or outstanding	—	—
Common Stock, $0.001 par value; 2,000,000 shares authorized, 38,613 (2007) and 38,598 (2006) issued and outstanding	39	39
Additional paid-in capital	3,562,698	3,552,681
Accumulated deficit	(3,340,670)	(3,317,095)
Accumulated other comprehensive income	88,956	62,913

Total Stockholders’ Equity	311,023	298,538

Total Liabilities and Stockholders’ Equity	$342,133	$354,427

See accompanying notes to Consolidated Financial Statements.

INTERNET CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
		(in thousands, except per share data)

Revenue	$12,520	$15,986	$24,302	$31,161

Operating expenses
Cost of revenue	10,381	9,929	19,406	19,438
Selling, general and administrative	7,756	10,100	16,871	19,931
Research and development	1,562	2,471	3,130	4,910
Amortization of intangibles	34	558	66	1,115
Impairment related and other	20	32	40	125

Total operating expenses	19,753	23,090	39,513	45,519

	(7,233)	(7,104)	(15,211)	(14,358)
Other income (loss), net	3,678	(1,953)	(8,191)	(1,855)
Interest income	1,148	1,913	2,626	4,445
Interest expense	(22)	(579)	(268)	(1,233)

Income (loss) before income taxes, minority interest and equity loss	(2,429)	(7,723)	(21,044)	(13,001)
Income tax (expense) benefit	494	1,004	2,642	1,647
Minority interest	(19)	47	369	(17)
Equity loss	(1,806)	(1,737)	(5,322)	(2,473)

Income (loss) from continuing operations	(3,760)	(8,409)	(23,355)	(13,844)
Discontinued operations	(220)	639	(220)	1,166

Net income (loss)	$(3,980)	$(7,770)	$(23,575)	$(12,678)

Basic income (loss) per share:
Income (loss) from continuing operations	$(0.10)	$(0.23)	$(0.62)	$(0.37)
Discontinued operations	(0.01)	0.02	(0.01)	0.03

	$(0.11)	$(0.21)	$(0.63)	$(0.34)

Shares used in computation of basic income (loss) per share	37,846	37,470	37,825	37,436

Diluted income (loss) per share:
Income (loss) from continuing operations	$(0.10)	$(0.23)	$(0.62)	$(0.37)
Discontinued operations	(0.01)	0.02	(0.01)	0.03

	$(0.11)	$(0.21)	$(0.63)	$(0.34)

Shares used in computation of diluted income (loss) per share	37,846	37,470	37,825	37,436

See accompanying notes to Consolidated Financial Statements.

INTERNET CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2007	2006
	(in thousands)
Operating Activities
Net income (loss)	$(23,575)	$(12,678)
Adjustments to reconcile net loss to cash used in operating activities
(Income) loss on discontinued operations	220	(1,166)
Depreciation and amortization	742	1,949
Impairment related and other	40	125
Stock-based compensation	4,030	4,045
Equity loss	5,322	2,473
Other (income) loss	8,191	1,855
Minority interest	(369)	17
Changes in assets and liabilities, net of effect of acquisitions
Restricted cash	(17)	(72)
Accounts receivable, net	(1,029)	(890)
Prepaid expenses and other assets	(2,085)	7,273
Accounts payable	694	(125)
Accrued expenses	(1,985)	(3,344)
Accrued compensation and benefits	(4,077)	(1,118)
Deferred revenue	(700)	(111)
Other liabilities	7	152

Cash flows provided by (used in) operating activities of continuing operations	(14,591)	(1,615)
Cash flows from operating activities of discontinued operations	—	1,166

Cash flows provided by (used in) operating activities	(14,591)	(449)

Investing Activities
Capital expenditures, net	(853)	(1,242)
Proceeds of short-term investments	—	5,000
Proceeds from sales of marketable securities	24	306
Proceeds from sales of Partner Company ownership interests	32,446	901
Acquisitions of ownership interests in Partner Companies	(5,625)	(13,824)

Cash flows provided by (used in) investing activities of continuing operations	25,992	(8,859)
Cash flows from investing activities of discontinued operations	—	—

Cash flows provided by (used in) investing activities	25,992	(8,859)

Financing Activities
Repurchase of senior convertible notes	(37,087)	(12,768)
Long-term debt and capital lease obligations, net	(480)	(44)
Repayment of advances and loans from stockholders	—	(230)
Repayment of loans from employees	—	2,151

Cash flows provided by (used in) financing activities of continuing operations	(37,567)	(10,891)
Cash flows from financing activities of discontinued operations	—	—

Cash flows provided by (used in) financing activities	(37,567)	(10,891)
Net increase (decrease) in Cash and Cash Equivalents	(26,166)	(20,199)
Effect of exchange rates on cash	(76)	65
Cash and Cash Equivalents at beginning of period	120,808	142,659

Cash and Cash Equivalents at end of period	94,566	122,525
Less Cash and Cash Equivalents of discontinued operations at end of period	—	—

Cash and Cash Equivalents of continuing operations at the end of period	$94,566	$122,525

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
Although the Company refers to companies in which it has acquired a convertible debt or an equity ownership interest as its “Partner Companies” and indicates that it has a “partnership” with these companies, it does not act as an agent or legal representative for any of its Partner Companies, it does not have the power or authority to legally bind any of its Partner Companies and it does not have the types of liabilities in relation to its Partner Companies that a general partner of a partnership would typically have.
2. Significant Accounting Policies
Basis of Presentation
The accompanying Consolidated Financial Statements are unaudited and, in the opinion of management, include all adjustments consisting only of normal and recurring adjustments necessary for a fair presentation of the results for these interim periods. These Consolidated Financial Statements should be read in connection with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Results of operations for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results of operations expected for the full year.
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
StarCite
The Consolidated Balance Sheets include the following majority-owned subsidiaries at June 30, 2007 and December 31, 2006:
ICG Commerce
Investor Force
On December 29, 2006, StarCite completed a transaction in which it merged with OnVantage, Inc. (“OnVantage”). Beginning on December 29, 2006, the Company’s ownership interest in the combined entity is accounted for under the equity method of accounting. See Note 4.
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

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. Significant Accounting Policies — (Continued)
Consolidation Method. Partner Companies in which the Company directly or indirectly owns more than 50% of the outstanding voting securities, and for which other stockholders do not possess the right to affect significant management decisions, are accounted for under the consolidation method of accounting. Under this method, a Partner Company’s balance sheet and results of operations are reflected within the Company’s Consolidated Financial Statements, and all significant intercompany accounts and transactions are eliminated. Participation of other Partner Company stockholders in the net assets and in the earnings or losses of a consolidated Partner Company is reflected in the caption “Minority interest” in the Company’s Consolidated Balance Sheet and Statements of Operations. Minority interest adjusts the Company’s consolidated results of operations to reflect only the Company’s share of the earnings or losses of the consolidated Partner Company. The results of operations and cash flows of a consolidated Partner Company are included through the latest interim period in which the Company owned a greater than 50% direct or indirect voting interest for the entire interim period or otherwise exercised control over the Partner Company. Upon a reduction of the Company’s ownership interest to below 50% of the outstanding voting securities, the accounting method is adjusted to the equity or cost method of accounting, as appropriate, for subsequent periods.
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
Cost Method. Partner Companies not accounted for under the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, the Company’s share of the earnings or losses of such Cost Method Partner Companies is not included in the Consolidated Balance Sheet or Consolidated Statements of Operations. However, cost method Partner Company impairment charges are recognized in the Consolidated Statements of Operations. If circumstances suggest that the value of the Partner Company has subsequently recovered, such recovery is not recorded.
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

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. Significant Accounting Policies — (Continued)
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. These estimates include evaluation of the Company’s holdings in its Partner Companies, holdings in marketable securities, asset impairment, revenue recognition, income taxes and commitments and contingencies. Certain amounts recorded to reflect the Company’s share of losses of Partner Companies accounted for under the equity method are based on unaudited results of operations of those Partner Companies and may require adjustments in the future when audits of these entities are made final. It is reasonably possible that the Company’s accounting estimates with respect to the useful life of intangible assets and the ultimate recoverability of ownership interests in Partner Companies and goodwill could change in the near term and that the effect of such changes on the financial statements could be material. At June 30, 2007, the Company believes the recorded amount of ownership interests in Partner Companies and goodwill is not impaired.
Concentration of Customer Base and Credit Risk
For the three and six months ended June 30, 2007, two customers each accounted for over 10% of the Company’s consolidated revenue. For the three and six months ended June 30, 2006, the Company had one customer that accounted for over 10% of the Company’s consolidated revenue. In 2007, approximately 25% and 26% of the Company’s consolidated revenue related to a single customer of ICG Commerce for the three and six months ended June 30, 2007, respectively. Additionally, approximately 16% and 15%, and 10% and 9%, of the Company’s consolidated revenue related to another single customer of ICG Commerce for the three and six months ended June 30, 2007 and 2006, respectively. Accounts receivable related to the first customer referenced above were $1.7 million at June 30, 2007 and accounts receivable related to the second customer referenced above were $1.3 million and $1.1 million at June 30, 2007 and December 31, 2006, respectively.
Stock-Based Compensation
The Company accounts for stock-based awards under the Financial Accounting Standards Board (“FASB”) SFAS No. 123R, “Share-Based Payment,” using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation cost over the service periods for awards expected to vest. The Company generally recognizes compensation expense for awards granted after December 31, 2005 on a straight-line basis over the vesting period of the awards. Fair value for stock options and stock appreciation rights (“SARs”) is determined using the Black-Scholes model and the expense is amortized over the vesting period. See Note 3.
The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including the type of award, employee class, and historical experience. Actual results and future changes in estimates may differ substantially from the Company’s current estimates.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. Significant Accounting Policies — (Continued)
Escrow Agreements
When the Company enters into a transaction to sell an interest in one of its partner companies, a portion of the sale consideration may be held in escrow. The Company records escrow arrangements at the time the Company is entitled to the escrow proceeds, the amount is fixed and determinable and realization is assured. At June 30, 2007, the Company has aggregate contingent gains of $8.7 million associated with these outstanding escrow agreements set to lapse at various dates within the next three years, subject to indemnity claims pursuant to the terms of the specific sale agreements. See Notes 4 and 11.
Recent Accounting Pronouncements
In June 2006, the FASB issued Financial Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109.” FIN 48 clarified the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation also provided guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation was effective for fiscal years beginning after December 15, 2006, which was the fiscal year beginning January 1, 2007 for the Company. The adoption of FIN 48 did not have a material effect on the Company’s financial statements.
In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Although SFAS No. 157 does not require any new fair value measurements, its application may, for some entities, change current practices related to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, which is the fiscal year beginning January 1, 2008 for the Company. The Company is currently evaluating the impact of the adoption of SFAS No. 157 on its financial statements.
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

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Equity-Based Compensation
Total equity-based compensation for the three and six months ended June 30, 2007 and 2006 was $1.9 million and $3.8 million, and $1.9 million and $4.0 million, respectively, and is included primarily in “Selling, general and administrative” on the Company’s Statements of Operations for their respective periods. The following table provides additional information related to the equity-based compensation ($ in millions).

						Weighted Average
						Years Remaining of
					Unrecognized	Equity-Based
					Equity-Based	Compensation
	Three Months Ended June 30,		Six Months Ended June 30,		Compensation at	Expense at
	2007	2006	2007	2006	June 30, 2007	June 30, 2007

Stock Appreciation Rights	$0.9	$1.1	$1.9	$2.2	$8.1	2.1
Stock Options	0.1	0.1	0.2	0.2	0.1	1.0
Restricted Stock	0.6	0.6	1.2	1.3	2.7	1.2
Deferred Stock Units	0.1	0.1	0.1	0.3	0.2	0.7

Equity-Based Compensation	$1.7	1.9	$3.4	$4.0	$11.1

Equity-Based Compensation for Consolidated Partner Companies	$0.2	$—	$0.4	$—	$1.9	3.3

Equity-Based Compensation	$1.9	$1.9	$3.8	$4.0	$13.0

Stock Appreciation Rights (“SARs”) and Stock Options Fair Value Assumptions
The following assumptions were used to determine the fair value of SARs and stock options granted to employees by the Company for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Expected volatility	60%	60%	60%	60%
Average expected life	6.25 years	6.25 years	6.25 years	6.25 years
Risk-free interest rate	5.10%	4.92-5.10%	5.10%	4.55-5.10%
Dividend yield	0.0%	0.0%	0.0%	0.0%
SARs
During the three months ended June 30, 2007, the Company issued 25,000 SARs to one of the Company’s non-management directors under the Non Management Director Compensation Plan; these SARs will vest 25% per year on the anniversary grant date for the next four years. The SARs were valued at $0.2 million on the grant date using the fair value assumptions listed above and will be amortized over the vesting period.
Deferred Stock Units (“DSUs”)
During the three months ended March 31, 2007, the Company issued 31,500 DSUs to the Company’s non-management directors under the Non-Management Director Compensation Plan associated with the annual DSU grants; these DSUs will vest in the first quarter of 2008. The DSUs were valued at $0.3 million. Additionally, in the three and six months ended June 30, 2007, the Company issued 11,991 and 20,224 DSUs, respectively, in lieu of cash payable to the Company’s non-management directors for services provided to the Company’s Board and its committees; these securities vested immediately. This expense for the three and six months ended June 30, 2007 of $0.1 million and $0.2 million, respectively, is included in “selling, general and administrative” on the Company’s Consolidated Statements of Operations.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. Ownership interests in Partner Companies, Goodwill and Intangibles, net
The following table summarizes the Company’s goodwill, other intangibles, and ownership interests in Partner Companies.

	June 30,	December 31,
	2007	2006
	(in thousands)

Goodwill	$17,084	$17,084

Intangibles, net	$186	$182

Ownership interests in Partner Companies — Equity Method	$92,691	$109,288
Ownership interests in Partner Companies — Cost Method	28,683	28,623

	$121,374	$137,911

As of June 30, 2007 and December 31, 2006, all of the Company’s goodwill was allocated to the core segment.
Intangibles, net are shown in the tables below:

		As of June 30, 2007
		(in thousands)
	Useful	Gross Carrying	Accumulated	Net Carrying
Intangible Assets	Life	Amount	Amortization	Amount

Technology (1)	1.5-5 years	$18,121	$(17,935)	$186

(1)	Primarily represents purchased software

		As of December 31, 2006
		(in thousands)
	Useful	Gross Carrying	Accumulated	Net Carrying
Intangible Assets	Life	Amount	Amortization	Amount

Technology (1)	1.5-5 years	$18,051	$(17,869)	$182

(1)	Primarily represents purchased software
Amortization expense for intangible assets during the three months ended June 30, 2007 and 2006 was less than $0.1 million and $0.6 million, respectively. Amortization expense for intangible assets during the six months ended June 30, 2007 and 2006 was $0.1 million and $1.1 million, respectively.
Remaining estimated amortization expense is as follows:

December 31, 2007 (remainder of year)	$72
December 31, 2008	$89
December 31, 2009	$23
December 31, 2010	$2

Remaining amortization expense	$186

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. Ownership Interests in Partner Companies, Goodwill and Intangibles, net — (Continued)
Deconsolidation/Disposition
On December 29, 2006, StarCite completed a transaction in which it merged with OnVantage. Following completion of the transaction, the Company’s ownership interest in the combined entity is approximately 26% and is accounted for under the equity method of accounting. Based on the estimated fair value of the combined entity, the Company recorded its share of the difference between the fair value and book value of StarCite deemed sold in relation to StarCite’s merger with OnVantage of $11.3 million. This adjustment increased the Company’s carrying value in StarCite on the Company’s December 31, 2006 Consolidated Balance Sheets with an offsetting adjustment to Additional paid-in capital.
Equity Method Companies
The following unaudited summarized financial information relates to the Company’s Partner Companies accounted for under the equity method of accounting at June 30, 2007 and December 31, 2006. This aggregate information has been compiled from the financial statements and capitalization tables of the respective equity method Partner Companies.

	Approximate Voting Ownership:
Equity Method Partner Company	June 30, 2007	December 31, 2006

Channel Intelligence	41%	41%
Freeborders	33%	34%
GoIndustry plc (“GoIndustry”)	31%	35%
Marketron International, Inc. (“Marketron”)	—	38%
Metastorm	41%	41%
StarCite	26%	26%
Vcommerce	46%	46%
WhiteFence	35%	35%
Balance Sheets (Unaudited)

	June 30, 2007 (1)	December 31, 2006 (2)
	(in thousands)
Cash, cash equivalents and short-term investments	$37,027	$55,472
Other current assets	71,423	54,261
Other non-current assets	129,706	165,150

Total assets	$238,156	$274,883

Current liabilities	$81,016	$90,779
Non-current liabilities	8,231	13,247
Long-term debt	13,229	15,027
Stockholders’ equity	135,680	155,830

Total liabilities and stockholders’ equity	$238,156	$274,883

Total carrying value	$92,691	$109,288

(1)	Includes Channel Intelligence, Freeborders, GoIndustry, Metastorm, StarCite, Vcommerce and WhiteFence.

(2)	Includes Channel Intelligence, Freeborders, GoIndustry, Marketron, Metastorm, StarCite, Vcommerce and WhiteFence.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. Ownership Interests in Partner Companies, Goodwill and Intangibles, net — (Continued)
At June 30, 2007 and December 31, 2006, the Company’s carrying value in its Partner Companies accounted for under the equity method exceeded its share of the underlying equity in the net assets of such companies by $51.6 million and $56.5 million, respectively. This excess has been allocated to goodwill.
Results of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007 (1)	2006 (2)	2007 (3)	2006 (4)
	(in thousands)		(in thousands)

Revenue	$52,372	$51,026	$101,389	$97,504

Net income (loss)	$(5,419)	$(5,353)	$(13,025)	$(9,746)

Total equity income (loss)	$(1,806)	$(1,737)	$(5,322)	$(2,473)

(1)	Includes Channel Intelligence, Freeborders, GoIndustry, Marketron (to date of disposition), Metastorm, StarCite, Vcommerce and WhiteFence.

(2)	Includes ComputerJobs.com, Inc. (“ComputerJobs”), CreditTrade Inc. (“CreditTrade”), eCredit.com, Inc. (“eCredit”), Freeborders, GoIndustry, Marketron, Metastorm, Vcommerce (from date of acquisition) and WhiteFence.

(3)	Includes Channel Intelligence, Freeborders, GoIndustry, Marketron (to date of disposition), Metastorm, StarCite, Vcommerce and WhiteFence.

(4)	Includes ComputerJobs, CreditTrade, eCredit, Freeborders, GoIndustry, Marketron, Metastorm, Vcommerce (from date of acquisition) and WhiteFence.
Other Equity Company Information
During the three and six months ended June 30, 2007, the Company sold its ownership in Marketron for gross proceeds of $36.7 million, of which approximately $4.8 million was placed in escrow and will be released over a three-year period, subject to indemnity claims pursuant to the terms of the related agreement. The Company recorded a gain on the transaction of $8.2 million, which is included in “Other income (loss), net” on the Company’s Consolidated Statements of Operations. The $4.8 million placed in escrow will be recognized as an additional gain if and when the amount of the escrow proceeds are fixed and determinable and realization is assured.
In November 2006, CreditTrade completed a merger with a subsidiary of Creditex Group Inc. (“Creditex”). The Company received approximately $19.0 million in cash for its ownership interest in CreditTrade, of which approximately $1.8 million has been placed in escrow for eighteen months and is subject to potential indemnification claims pursuant to the terms of the merger agreement. The Company’s carrying value in CreditTrade on its Consolidated Balance Sheets prior to the transaction was approximately $4.0 million. In a separate transaction in November 2006, the Company purchased capital stock of Creditex representing an approximate 15% ownership interest in Creditex for approximately $27.7 million. The Company recorded these transactions based upon the fair value of each entity. The fair value of CreditTrade was based upon the sales transaction (and an independent appraisal) and the fair value of the Company’s ownership in Creditex was based upon an independent appraisal. As a result, the Company recorded a gain of $10.2 million in 2006 related to this transaction that is reflected in “Other income (loss), net” on the Company’s Consolidated Statements of Operations and will record an additional gain to the extent any escrow releases are received. Because of the Company’s level of ownership in Creditex, Creditex is accounted for under the cost method of accounting as of the transaction completion in November 2006.
In connection with GoIndustry’s issuance of additional shares in conjunction with its reverse merger and a financing round completed in the three months ended June 30, 2007, the Company recorded its share ($6.2 million) of GoIndustry’s equity adjustment as an increase to “Additional paid-in capital” on its Consolidated Balance Sheets. The Company’s carrying value of GoIndustry as an equity method company at June 30, 2007 was approximately $11.7 million. The Company holds 81,141,902 shares of GoIndustry common stock that had a fair value of approximately $29.2 million as of the end of the second quarter of 2007 (determined using the closing price on the AIM market).
In July 2007, Metastorm acquired Proforma Corporation. After this transaction, Metastorm remains an equity method partner company.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5. Marketable Securities and Related Derivatives
Marketable securities represent the Company’s holdings in common stock of publicly traded companies accounted for under the cost method of accounting. The cost, unrealized holding gains/(losses), and fair value of marketable securities at June 30, 2007 and December 31, 2006 were as follows:

			Unrealized
	Common Shares		Holding
	Owned	Cost	Gains/(Losses)	Fair Value
		(in thousands, except shares)

June 30, 2007
Blackboard	2,187,060	$3,162	$88,956	$92,118

December 31, 2006
Blackboard	2,187,060	$3,162	$62,536	$65,698
Other		—	20	20

		$3,162	$62,556	$65,718

The amounts reflected as the Company’s cost for Blackboard, Inc. (“Blackboard”) include the carrying value on the date the Partner Company converted to marketable securities and the value of warrants exercised.
The Company manages its exposure to, and benefits from, price fluctuations of Blackboard common stock by using derivatives or hedges. Through June 30, 2007, the Company has entered into cashless collar contracts with various expiration dates in 2010 to hedge 1,625,000 shares of the Company’s total holdings of 2,187,060 shares in Blackboard at weighted average minimum and maximum prices per share of $24.27 and $56.35, respectively. These instruments are marked to market through earnings. In future quarters, the mark to market impact will generally be an expense if Blackboard’s stock price rises or income if Blackboard’s stock price declines. If the Company holds these hedges through their maturity dates and Blackboard’s stock price remains within the weighted average minimum and maximum prices per share, the value of the hedges will be zero at maturity. The fair value of these instruments was a liability of $7.1 million at June 30, 2007 which is included in “Hedges of marketable securities” in the Company’s Consolidated Balance Sheets. The marked to market impact to earnings of these instruments was an expense of $6.0 million and $7.1 million for the three and six months ended June 30, 2007, respectively, based on Blackboard’s closing stock price of $42.12 at the end of the quarter, which is reflected in “Other income (loss), net” on the Company’s Consolidated Statements of Operations.

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
Between October and November 2005, the Company repurchased an aggregate of $23.0 million of principal amount of the senior convertible notes for $28.4 million in cash, plus accrued interest. The Company recorded a $5.9 million loss on the repurchase during the year ended December 31, 2005, including approximately $0.5 million related to the acceleration of deferred financing fees. In May 2006, the Company repurchased $10.4 million of face value of its senior convertible notes for $12.7 million in cash, plus accrued interest. The Company recorded a $2.5 million loss on the repurchase, including $0.2 million for the acceleration of deferred financing fees during the year ended December 31, 2006 related to this transaction. In February 2007, the Company repurchased and extinguished the remaining $26.6 million of its senior convertible notes for $37.1 million plus accrued interest. The Company recorded a loss of $10.8 million on these repurchases, including $0.3 million for the acceleration of deferred financing fees during the three months ended March 31, 2007. These losses are included in “Other income (loss), net” for their appropriate period within the Company’s Consolidated Statements of Operations.
The Company recorded interest expense of $0.2 million for the six months ended June 30, 2007 and $0.4 million and $0.8 million for the three and six months ended June 30, 2006, respectively, related to these notes. Deferred financing fees related to the senior convertible notes of $1.6 million were being amortized over the life of the notes. Included in “Prepaid expenses and other current assets” in the accompanying Consolidated Balance Sheets at December 31, 2006 were $0.4 million of deferred financing fees. The Company expensed $0.1 million for the six months ended June 30, 2007 and $0.1 million and $0.2 million, respectively, related to these fees in the three and six months ended June 30, 2006, respectively, excluding any expense relating to accelerations of deferred financing fees as a result of the repurchases described above.
Other Long-Term Debt
The Company’s other long-term debt at June 30, 2007 of $1.0 million relates to its consolidated Partner Companies, ICG Commerce and Investor Force, and primarily consists of secured notes due to the current shareholders of ICG Commerce’s former German subsidiary. In 2007, $0.6 million of this long-term debt is due and the remaining $0.4 million is due in 2008.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6. Debt — (Continued)
Loan and Credit Agreements
On September 30, 2002, the Company entered into a loan agreement with Comerica Bank to provide for the issuance of letters of credit (the “Loan Agreement”). The Loan Agreement provides for issuances of letters of credit up to $20 million, subject to a cash-secured borrowing base as defined by the Loan Agreement. The Loan Agreement was reduced to $10.0 million in 2004. In December 2006, the Loan Agreement was extended to December 15, 2007. Issuance fees of 0.50% per annum of the face amount of each letter of credit will be paid to Comerica Bank subsequent to issuance. The Loan Agreement also is subject to a 0.25% per annum unused commitment fee payable to the bank quarterly. No amounts were outstanding at June 30, 2007 or December 31, 2006.
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

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7. Segment Information — (Continued)
The following summarizes selected information related to the Company’s segments for the three and six months ended June 30, 2007 and 2006. All significant intersegment activity has been eliminated. Assets are owned or allocated assets used by each operating segment. As of June 30, 2007 and December 31, 2006, the Company’s assets were located primarily in the United States.

(in thousands)
				Reconciling Items
				Discontinued
			Total	Operations and				Consolidated
	Core	Other Holdings	Segment	Dispositions	Corporate	Other		Results
Three Months Ended June 30, 2007
Revenues	$12,520	$—	$12,520	$—	$—	$—		$12,520
Net income (loss)	$(4,136)	$223	$(3,913)	$141	$(4,269)	$4,061	*	$(3,980)

Three Months Ended June 30, 2006
Revenues	$15,986	$—	$15,986	$—	$—	$—		$15,986
Net income (loss)	$(3,645)	$(247)	$(3,892)	$876	$(3,952)	$(802)	*	$(7,770)

Six Months Ended June 30, 2007
Revenues	$24,302	$—	$24,302	$—	$—	$—		$24,302
Net income (loss)	$(9,210)	$(545)	$(9,755)	$634	$(9,188)	$(5,266)	*	$(23,575)

Six Months Ended June 30, 2006
Revenues	$31,161	$—	$31,161	$—	$—	$—		$31,161
Net income (loss)	$(6,489)	$(247)	$(6,736)	$1,554	$(7,408)	$(88)	*	$(12,678)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
*
Corporate other income (loss) (Note 9)	$3,586	$(1,853)	$(8,277)	$(1,718)
Taxes	494	1,004	2,642	1,647
Minority interest	(19)	47	369	(17)

	$4,061	$(802)	$(5,266)	$(88)

				Discontinued
			Total	Operations and			Consolidated
	Core	Other Holdings	Segment	Dispositions	Corporate	Other	Results

Assets as of:
June 30, 2007	$142,768	$15,526	$158,294	$—	$183,839	$—	$342,133

Assets as of:
June 30, 2006	$101,959	$8,992	$110,951	$31,229	$180,319	$—	$322,499

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8. Parent Company Financial Information
Parent company financial information is provided to present the financial position and results of operations of the Company and its wholly-owned subsidiaries as if the Partner Companies accounted for under the consolidation method of accounting were accounted for under the equity method of accounting for all applicable periods presented. The Company’s share of the consolidated Partner Companies’ losses is included in “Equity loss” in the Parent Company Statements of Operations for all periods presented based on the Company’s ownership percentage in each period. The carrying value of the consolidated companies as of June 30, 2007 and December 31, 2006 is included in “Ownership interests in Partner Companies” in the Parent Company Balance Sheets.
Parent Company Balance Sheets

	As of June 30, 2007	As of December 31, 2006
	(unaudited)
	(in thousands)
Assets
Cash and cash equivalents	$85,355	$104,249
Other current assets	3,773	1,904

Current assets	89,128	106,153
Ownership interests in Partner Companies	140,843	159,356
Marketable securities	92,118	65,718
Other	2,593	1,837

Total assets	$324,682	$333,064

Liabilities and stockholders’ equity
Current portion of senior convertible notes	$—	$26,590
Current liabilities	6,042	7,936
Hedges of marketable securities	7,119	—
Non-current liabilities	498	—
Stockholders’ equity	311,023	298,538

Total liabilities and stockholders’ equity	$324,682	$333,064

Parent Company Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
		(unaudited)
		(in thousands)
Revenue	$—	$—	$—	$—
Operating expenses
General and administrative	5,305	5,195	11,338	10,448

Total operating expenses	5,305	5,195	11,338	10,448

	(5,305)	(5,195)	(11,338)	(10,448)
Other income (loss), net	3,586	(1,853)	(8,277)	(1,718)
Interest income (expense), net	1,036	1,243	2,150	3,040

Income (loss) before income taxes and equity loss	(683)	(5,805)	(17,465)	(9,126)

Income tax benefit (expense)	494	1,004	2,642	1,647
Equity loss	(3,791)	(2,969)	(8,752)	(5,199)

Net income (loss)	$(3,980)	$(7,770)	$(23,575)	$(12,678)

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8. Parent Company Financial Information — (Continued)
Parent Company Statements of Cash Flows

	Six Months Ended June 30,
	2007	2006
	(unaudited)
	(in thousands)
Operating Activities
Net income (loss)	$(23,575)	$(12,678)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	69	68
Stock-based compensation	3,726	4,011
Equity loss	8,752	5,199
Other (income) loss	8,277	1,718
Changes in assets and liabilities, net of effect of acquisitions
Prepaid expenses and other assets	(1,953)	8,015
Accounts payable	(21)	(110)
Accrued expenses	(1,032)	(2,389)
Accrued compensation and benefits	(1,406)	—
Other liabilities	(3)	124

Cash provided by (used in) operating activities	(7,166)	3,958
Investing Activities
Capital expenditures, net	(36)	(30)
Proceeds from sales of marketable securities	24	306
Proceeds from sales of ownership interests in Partner Companies	32,446	901
Acquisitions of ownership interests in Partner Companies, net	(7,075)	(16,649)

Cash provided by (used in) investing activities	25,359	(15,472)
Financing Activities
Repurchase of senior convertible notes	(37,087)	(12,768)
Repayment of loans from former employees	—	2,151

Cash provided by (used in) financing activities	(37,087)	(10,617)

Net increase (decrease) in cash and cash equivalents	(18,894)	(22,131)
Cash and cash equivalents at beginning of period	104,249	129,555

Cash and cash equivalents at end of period	$85,355	$107,424

9. Other Income (Loss)
Other Income (Loss), net
Other income (loss), net consists of the effect of transactions and other events relating to the Company’s ownership interests in its Partner Companies and its operations in general.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
		(in thousands)

Loss on repurchase of convertible notes (Note 6)	$—	$(2,490)	$(10,833)	$(2,490)
Loss on mark-to-market of hedges (Note 5)	(6,007)	—	(7,119)	—
Sales/distributions of ownership interests in Partner Companies (Note 4)	8,638	652	8,658	776
Realized gains (losses) on marketable securities	—	—	22	306
Other	955	(15)	995	(310)

	$3,586	$(1,853)	$(8,277)	(1,718)
Total other income (loss) for Consolidated Partner Companies	92	(100)	86	(137)

	$3,678	$(1,953)	$(8,191)	$(1,855)

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
10. Income Taxes
The Company recorded a tax benefit of $0.5 million and $2.6 million for the three and six months ended June 30, 2007, respectively, related to operating losses for those periods. This benefit will be realized either through a carryback to 2005 or to offset future taxable income in 2007.
Excluding the loss for the six months ended June 30, 2007, the Company had federal net operating loss carry forwards of approximately $504.5 million that may be used to offset future taxable income. The Company also had capital loss carry forwards of approximately $700 million that may be used to offset future capital gains. The net operating loss and capital loss carry forwards, as well as certain other deferred tax assets, are subject to significant limitations on their utilization. The annual limitation on the utilization of these carry forwards is approximately $14.5 million. These net operating loss carry forwards expire between 2014 and 2023, and the capital loss carry forwards expire between 2007 and 2010. Additional limitations on the utilization of these carry forwards may be imposed if the Company experiences another change in ownership.
The Company’s net deferred tax asset of $568.7 million at June 30, 2007 consists of deferred tax assets of $599.8 million, relating primarily to partner company basis differences, capital and net operating loss carry forwards, offset by deferred tax liabilities of $31.1 million, primarily related to unrealized appreciation in available for sale securities. The Company has recorded a full valuation allowance against its net deferred tax assets.
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
Investor Force’s database division had revenues of $0.7 million and $1.4 million for the three and six months ended June 30, 2006, respectively. The Company’s share of net income for Investor Force’s database division was $0.6 million and $1.2 million for the three and six months ended June 30, 2006. Additionally, in the three and six months ended June 30, 2007, the Company’s share of net income for Investor Force’s database division was net loss of $0.2 million.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12. Net Income (Loss) per Share
The calculations of net income (loss) per share were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands, except per share data)
Basic and Diluted:
Income (loss) from continuing operations	$(3,760)	$(8,409)	$(23,355)	$(13,844)
Income (loss) on discontinued operations	(220)	639	(220)	1,166

Net income (loss)	$(3,980)	$(7,770)	$(23,575)	$(12,678)

Basic and Diluted:
Income (loss) from continuing operations per share	$(0.10)	$(0.23)	$(0.62)	$(0.37)
Income (loss) on discontinued operations per share	(0.01)	0.02	(0.01)	0.03

Net income (loss) per share	$(0.11)	$(0.21)	$(0.63)	$(0.34)

Basic and diluted weighted average common shares outstanding	37,846	37,470	37,825	37,436

The following securities were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive:

		Weighted Average
	Shares	Price Per Share

Three Month Ended June 30, 2007
Stock options	637,454	$37.12
Warrants	12,500	$6.00
SARs	3,541,115	$7.48
Restricted stock	738,916	$—
Deferred stock units	31,500	$—

Six Months Ended June 30, 2007
Stock options	637,454	$37.12
Warrants	12,500	$6.00
SARs	3,541,115	$7.48
Restricted stock	738,916	$—
Deferred stock units	31,500	$—

Three Months Ended June 30, 2006
Stock options	689,583	$37.37
Stock options (exercised with partial recourse loans)	461,831	$41.70
Warrants	15,650	$24.92
SARs	3,750,878	$7.42
Senior convertible notes	3,508,906	$9.11
Restricted stock	1,148,278	$—
Deferred stock units	21,500	$—

Six Months Ended June 30, 2006
Stock options	689,486	$37.37
Stock options (exercised with partial recourse loans)	595,053	$41.70
Warrants	18,800	$37.50
SARs	3,708,767	$7.40
Senior convertible notes	3,214,160	$9.11
Restricted stock	1,137,078	$—
Deferred stock units	14,931	$—

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
13. Comprehensive Income (Loss)
Comprehensive income (loss) is the change in equity of a business enterprise during a period resulting from transactions and other events and circumstances from non-owner sources. Excluding net loss, the Company’s primary source of comprehensive loss is net unrealized holding gains (losses) related to its marketable securities. The following summarizes the components of comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(unaudited)
	(in thousands)

Net loss	$(3,980)	$(7,770)	$(23,575)	$(12,678)
Other comprehensive income (loss):
Unrealized holding gains in marketable securities	18,567	(580)	26,420	3,735
Reclassification adjustments/realized net gains on marketable securities	—	—	(377)	(306)

Comprehensive loss	$14,587	$(8,350)	$2,468	$(9,249)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth elsewhere in this Report and the risks discussed in our other SEC filings. The following discussion should be read in conjunction with our unaudited consolidated financial statements and the related Notes thereto included in this Report.
Although we refer in this Report to companies in which we have acquired a convertible debt or an equity ownership interest as our “partner companies” and indicate that we have a “partnership” with these companies, we do not act as an agent or legal representative for any of our partner companies, we do not have the power or authority to legally bind any of our partner companies and we do not have the types of liabilities in relation to our partner companies that a general partner of a partnership would typically have.
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
The various interests that we acquire in our partner companies are accounted for under one of three accounting methods: the consolidation method, the equity method or the cost method. The applicable accounting method is generally determined based on our voting interest in a partner company. Generally, if we own more than 50% of the outstanding voting securities of a partner company, with respect to which other stockholders do not possess the right to affect significant management decisions, that partner company’s accounts are reflected within our consolidated financial statements. Generally, if we own between 20% and 50% of the outstanding voting securities, a partner company’s accounts are not reflected within our consolidated financial statements; however, our share of the earnings or losses of the partner company is reflected in the caption “Equity loss” in our consolidated statements of operations. Partner companies not accounted for under either the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, our share of the earnings or losses of these companies is not included in our consolidated statements of operations.
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

These transactions and events are described in more detail in our Notes to our consolidated financial statements and include dispositions of, and changes to, our partner company ownership interests, dispositions of our holdings of marketable securities and debt repurchases.
Liquidity and Capital Resources
The following table summarizes our and our consolidated subsidiaries’ cash and cash equivalents, restricted cash, short-term investments, marketable securities and senior convertible notes as of June 30, 2007 and December 31, 2006:

	June 30, 2007			December 31, 2006
		Consolidated			Consolidated
	Corporate	Subsidiaries	Total	Corporate	Subsidiaries	Total
	(in thousands)
Cash and cash equivalents	$85,355	$9,211	$94,566	$104,249	$16,559	$120,808
Restricted cash (1)	—	50	50	—	33	33

	$85,355	$9,261	$94,616	$104,249	$16,592	$120,841

Marketable securities (2)	$84,999	$—	$84,999	$66,075	$—	$66,075

Senior convertible notes (3)	$—	$—	$—	$(26,590)	$—	$(26,590)

(1)	Restricted cash at June 30, 2007 and December 31, 2006 does not include $187 and $207, respectively, of long-term restricted cash included in “Other” assets on the Company’s consolidated balance sheets.

(2)	Includes an offsetting liability of $7.1 million at June 30, 2007 and a contributing asset of $0.4 million at December 31, 2006 related to derivative instruments associated with the Company’s marketable securities.

(3)	ICG repurchased all outstanding senior convertible notes on February 12, 2007 for approximately $37.1 million in cash plus accrued interest.
We believe existing cash and cash equivalents and proceeds from the potential sales of all or a portion of our interests in certain marketable securities and partner companies to be sufficient to fund our cash requirements for the foreseeable future, including future commitments to existing partner companies, debt obligations and general operations requirements. At June 30, 2007, as well as the date of this filing, we were not obligated for any significant funding and guarantee commitments to existing partner companies. We will continue to evaluate acquisition opportunities and may acquire additional ownership interests in new and existing partner companies in the next twelve months; however, such acquisitions will generally be made at our discretion.
Consolidated working capital increased by $8.5 million from December 31, 2006 to June 30, 2007, primarily due to the proceeds received in the sale of Marketron partially offset by the repurchase of convertible notes in February 2007.

Summary of Statements of Cash Flows

	As of June 30,
	2007	2006
	(in thousands)
Cash provided by (used in) operating activities	$(14,591)	$(449)
Cash provided by (used in) investing activities	$25,992	$(8,859)
Cash provided by (used in) financing activities	$(37,567)	$(10,891)
The increase in cash used in operating activities for the three and six months ended June 30, 2007 versus 2006 is due to 2006 operating activities being offset by a federal tax refund received in the first quarter of 2006.
The increase in cash provided by investing activities from 2006 to 2007 is the result of proceeds from the sale of Marketron and lower partner company funding in 2007 versus 2006 partially offset by proceeds from maturities of short-term investments in 2006.
The increase in cash used in financing activities from 2006 to 2007 is primarily related to the repurchase of $26.6 million of principal of convertible notes for $37.1 million in cash in 2007 versus the repurchase of $10.4 million of principal of convertible notes for $12.8 million in cash in 2006.
We and our consolidated subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. We do not expect the ultimate liability with respect to these actions will materially affect our financial position or cash flows.
Contractual Cash Obligations and Commercial Commitments
Other than the senior convertible note repurchases described in Note 6 to our consolidated financial statements, we had no other changes to contractual cash obligations and commercial commitments for the three and six months ended June 30, 2007.
Off-Balance Sheet Arrangements
There are no off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Our Partner Companies
As of June 30, 2007, we owned interests in 17 partner companies that are categorized below based on segment and method of accounting.

CORE PARTNER COMPANIES (%Voting Interest)
Consolidated	Equity	Cost
ICG Commerce (65%)	Channel Intelligence (41%)	(none)
Investor Force (80%)	Freeborders (33%)
Metastorm (41%)
StarCite (26%)
Vcommerce (46%)
WhiteFence (35%)

OTHER HOLDINGS COMPANIES (%Voting Interest)
Consolidated	Equity	Cost
(none)	GoIndustry (31%)(2)	Anthem Ventures Fund, L.P. (9%)
Blackboard (1)
Captive Capital Corporation (5%)
Creditex (15%)
Emptoris, Inc. (5%)
Entegrity Solutions Corporation (2%)
Jamcracker, Inc. (2%)
Tibersoft Corporation (5%)

(1)	As of July 23, 2007, we own 2,187,060 shares of Blackboard (NASDAQ:BBBB). See Note 5 to our consolidated financial statements.

(2)	As of July 23, 2007, we own 81,141,902 shares, or approximately 31% of the voting securities, of GoIndustry. GoIndustry’s common stock is traded on the AIM market of the London Stock Exchange under ticker symbol GOI. See Note 4 to our consolidated financial statements.
Results of Operations
The following summarizes the unaudited selected financial information related to our segments. Each segment includes the results of our consolidated partner companies and records our share of the earnings and losses of partner companies accounted for under the equity method of accounting. The partner companies included within the segments are the same 17 partner companies for 2007 and 2006. Additionally, Channel Intelligence and Vcommerce are included in the core segment from their respective acquisition dates in 2006. The method of accounting for any particular partner company may change based on our ownership interest.
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

Segment Information

(in thousands)

				Reconciling Items
				Discontinued
		Other	Total	Operations and			Consolidated
	Core	Holdings	Segment	Dispositions	Corporate	Other	Results

For The Three Months Ended June 30, 2007
Revenues	$12,520	$—	$12,520	$—	$—	$—	$12,520
Net income (loss)	$(4,136)	$223	$(3,913)	$141	$(4,269)	$4,061	$(3,980)

For The Three Months Ended June 30, 2006
Revenues	$15,986	$—	$15,986	$—	$—	$—	$15,986
Net income (loss)	$(3,645)	$(247)	$(3,892)	$876	$(3,952)	$(802)	$(7,770)

For The Six Months Ended June 30, 2007
Revenues	$24,302	$—	$24,302	$—	$—	$—	$24,302
Net income (loss)	$(9,210)	$(545)	$(9,755)	$634	$(9,188)	$(5,266)	$(23,575)

For The Six Months Ended June 30, 2006
Revenues	$31,161	$—	$31,161	$—	$—	$—	$31,161
Net income (loss)	$(6,489)	$(247)	$(6,736)	$1,554	$(7,408)	$(88)	$(12,678)
For the Three and Six Months Ended June 30, 2007 and 2006
Results of Operations — Core Companies
The following presentation of the results of operations of our core companies includes the results of our consolidated core partner companies and our share of the results of our equity method core partner companies.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Selected data:	(in thousands)
Revenue	$12,520	$15,986	$24,302	$31,161

Cost of revenue	(10,381)	(10,100)	(19,406)	(19,438)
Selling, general and administrative	(2,451)	(4,734)	(5,533)	(9,483)
Research and development	(1,562)	(2,471)	(3,130)	(4,910)
Amortization of intangibles	(34)	(558)	(66)	(1,115)
Impairment related and other	(20)	(32)	(40)	(125)

Operating expenses	(14,448)	(17,895)	(28,175)	(35,071)

Interest and other	182	(9)	294	35
Equity loss	(2,390)	(1,727)	(5,631)	(2,614)

Net loss	$(4,136)	$(3,645)	$(9,210)	$(6,489)

Revenue
Revenue decreased $3.5 million from $16.0 million in the second quarter of 2006 to $12.5 million in the second quarter of 2007. Revenue decreased $6.9 million, from $31.2 million in the first six months of 2006 to $24.3 million in the first six months of 2007. On December 29, 2006, one of our consolidated companies, StarCite, completed a transaction to merge with OnVantage. Following the closing of the transaction, our ownership interest in the combined entity is accounted for under the equity method of accounting and, therefore, StarCite’s operations were not consolidated during the three and six months ended June 30, 2007 versus the comparable 2006 periods. This revenue decrease was partially offset by increased revenues at ICG Commerce.
Operating Expenses
Operating expenses decreased $3.5 million, from $17.9 million in the second quarter of 2006 to $14.4 million in the second quarter of 2007. Operating expenses decreased $6.9 million, from $35.1 million in the first six months of 2006 to $28.2 million in the first six months of 2007. As discussed above, StarCite’s operations were not consolidated during the three and six months ended June 30, 2007 versus the comparable 2006 periods. This operating expense decrease was partially offset by increased operating expenses at ICG Commerce to service existing and new contracts.
Equity Loss
A portion of our net results from our core companies is derived from those partner companies in which we hold a substantial minority ownership interest. Our share of the income or losses of these companies is recorded in our Consolidated Statement of Operations under “Equity loss.”
Our core equity method companies reported aggregate net loss of $(6.7) million in the three months ended June 30, 2007, compared to aggregate net loss of $(5.1) million in the three months ended June 30, 2006. The increase in aggregate net loss is primarily the result of StarCite being an equity method partner company for the 2007 period. Accordingly, our share of net income and net losses of core companies increased to a loss of $(2.4) million for the three months ended June 30, 2007 from $(1.7) million for the three months ended June 30, 2006.
Our Core equity method companies reported aggregate net loss in the six months ended June 30, 2007 of $(13.7) million compared to $(8.8) million in the six months ended June 30, 2006. The increase in aggregate net loss is primarily the result of StarCite being an equity method parther company for the 2007 period. Accordingly, our share of net income and net losses of core companies increased to a loss of $(5.6) million for the six months ended June 30, 2007 compared to $(2.6) million for the comparable 2006 period.
Results of Operations — Other Holdings Companies
The following presentation of the results of operations of our other holdings companies includes the results of our consolidated other holdings partner companies and our share of the results of our equity method other holdings partner companies.

	Three Months Ended June 30,		Six Months Ended June 30,
Selected data:	2007	2006	2007	2006
	(in thousands)

Equity income (loss)	$223	$(247)	$(545)	$(247)

Net loss	$223	$(247)	$(545)	$(247)

Equity income (loss) improved in the three months ended June 30, 2007 versus the 2006 period as GoIndustry’s results improved.
Equity loss increased in the six months ended June 30, 2007 from the comparable 2006 period due to our share of the GoIndustry’s net loss for first quarter of 2007 versus the 2006 period, when the Company’s basis in GoIndustry was zero.

Results of Operations — Reconciling Items
Discontinued Operations and Dispositions
The following is a summary of the components included in “Discontinued operations and dispositions,” a reconciling item for segment reporting purposes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)

Income (loss) from discontinued operations (Note 11)	$(220)	$639	$(220)	$1,166
Equity income (loss) of partner companies sold/disposed of	361	237	854	388

Net income (loss)	$141	$876	$634	$1,554

The impact to our consolidated results of equity method partner companies in which we have sold or disposed of our ownership interest, or which have ceased operations during 2007 and 2006 is also included in the caption “Dispositions” for segment reporting purposes. Equity income relating to these entities increased in the 2007 periods versus the comparable 2006, as eCredit and ComputerJobs were sold in the fourth quarter of 2006. Additionally, Marketron which was sold in June 2007 and generated income is included under dispositions.
Corporate

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
		(in thousands)

General and administrative	$(5,305)	$(5,195)	$(11,338)	$(10,448)
Interest income (expense), net	1,036	1,243	2,150	3,040

Net loss	$(4,269)	$(3,952)	$(9,188)	$(7,408)

General and Administrative
Our general and administrative expenses increased $0.1 million and $0.9 million for the three and six months ended June 30, 2007 versus the comparable 2006 periods, respectively, primarily due to an increase in employee related expenses and other outside service expenses, offset by a decrease in stock-based compensation of $0.2 million and $0.6 million for the three and six months ended June 30, 2007, respectively.
Interest Income/Expense
The interest income (expense), net decrease of $0.2 million and $0.9 million for the three and six months ended June 30, 2007 from the same periods in 2006, respectively, is attributable to lower cash balances in the first six months of 2007 compared to those in the first six months of 2006, partially offset by our convertible notes being outstanding only until February 12, 2007, while being outstanding for all of the first half of 2006.

Other

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)

Corporate other income (loss) (Note 9)	$3,586	$(1,853)	$(8,277)	$(1,718)
Income tax benefit (expense)	494	1,004	2,642	1,647
Minority interest	(19)	47	369	(17)

Net income (loss)	$4,061	$(802)	$(5,266)	$(88)

Other Income (Loss), Net
Other income (loss), net was income of $3.6 million in the three months ended June 30, 2007 and a loss of $1.9 million in the comparable 2006 period. The income in 2007 is primarily the result of an $8.2 million gain on the sale of Marketron. Other income (loss), net was a loss of $8.3 million in the six months ended June 30, 2007 and a loss of $1.7 million in the comparable 2006 period. The loss in 2006 was primarily due to the repurchases of our senior convertible notes. See Note 6 to our consolidated financial statements.
Income Tax
We recorded a tax benefit of $0.5 million and $2.6 million for the three and six months ended June 30, 2007 versus a tax benefit of $1.0 million and $1.6 million for the comparable 2006 periods. This benefit will be realized either through a carry back to 2005 or to offset future taxable income in 2007. See Note 10 to our Consolidated Financial Statements.
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
Revenue Recognition
ICG Commerce may assume all or a part of a customer’s procurement function as part of sourcing arrangements. Typically, in these engagements, ICG Commerce is paid a fixed fee agreed upon in advance and/or a fee based on a percentage of the amount spent by its customers’ respective purchasing department in the specified areas ICG Commerce manages. Additionally, in some cases, ICG Commerce has the opportunity to earn additional fees based on the level of savings achieved for customers. ICG Commerce recognizes revenue as earned, which is typically over the life of the customer contract (which approximates the life of the customer relationship), and any additional fees as earned.
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Under SFAS No. 159, we may elect to report cost and equity partner companies, marketable securities, hedges and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, which, for us, is the fiscal year beginning January 1, 2008. We are currently evaluating the impact of the adoption of SFAS No. 159 on our financial statements.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to equity price risks on the marketable portion of our equity securities. Our public holdings at June 30, 2007 include equity positions in companies in sectors that have experienced significant historical volatility in their stock prices. A 20% adverse change in equity prices, based on a sensitivity analysis of our public holdings as of June 30, 2007, would result in approximately a $17 million decrease in the fair value of our public holdings. Through June 30, 2007, the Company has entered into cashless collar contracts with various expiration dates in 2010 to hedge 1,625,000 shares of its total holdings of 2,187,060 shares in Blackboard common stock at weighted average minimum and maximum prices per share of $24.27 and $56.35, respectively. Each of these contracts limits the Company’s exposure to and benefits from price fluctuations in the underlying equity securities.
Cash and cash equivalents, accounts receivable and accounts payable are carried at cost which approximates fair value due to the short-term maturity of these instruments. Short-term investments and marketable securities are carried at fair value.
We have historically had very low exposure to changes in foreign currency exchange rates and, as such, typically have not used derivative financial instruments to manage foreign currency fluctuation risk.

ITEM 4. Controls and Procedures
Controls and Procedures
Management’s Quarterly Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered in this Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this Report, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be included in the Company’s periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.
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

PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
In May and June 2001, certain of the Company’s present directors, along with the Company, certain of its former directors, certain of its present and former officers and its underwriters, were named as defendants in nine class action complaints filed in the United States District Court for the Southern District of New York. The plaintiffs and the putative classes they seek to represent include present and former stockholders of the Company. The complaints generally allege violations of Sections 11 and 12 of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 10b-5 promulgated under the Exchange Act, based on, among other things, the dissemination of statements allegedly containing material misstatements and/or omissions concerning the commissions received by the underwriters of the initial public offering and follow-on public offering of the Company as well as failure to disclose the existence of purported agreements by the underwriters with some of the purchasers in these offerings to buy additional shares of the Company’s stock subsequently in the open market at pre-determined prices above the initial offering prices. The plaintiffs seek for themselves and the alleged class members an award of damages and litigation costs and expenses. The claims in these cases have been consolidated for pre-trial purposes (together with claims against other issuers and underwriters) before one judge in the Southern District of New York federal court. In April 2002, a consolidated, amended complaint was filed against these defendants which generally alleges the same violations and also refers to alleged misstatements or omissions that relate to the recommendations regarding the Company’s stock by analysts employed by the underwriters. In June and July 2002, defendants, including the Company defendants, filed motions to dismiss plaintiffs’ complaints on numerous grounds. The Company’s motion was denied in its entirety in an opinion dated February 19, 2003. In July 2003, a committee of the Company’s Board of Directors approved a proposed settlement with the plaintiffs in this matter which was preliminarily approved by the District Court overseeing the litigation in February 2005. A final fairness hearing on the settlement was held on April 24, 2006. On December 5, 2006, however, the Second Circuit Court of Appeals reversed the certification of plaintiff classes in six actions related to other issuers that had been designated as test cases with respect to the non-settling defendants in those matters and made other rulings that drew into question the legal viability of the claims in those cases. The Court of Appeals later rejected the plaintiffs’ request that it reconsider that decision. As a result, on June 25, 2007, the District Court approved a stipulation and order terminating the proposed settlement. While the Court of Appeals decision does not automatically apply to the case against the Company, the defendants have moved for an order that would apply the decision to all cases, including the consolidated action against the Company. Plaintiffs have stated that they intend to file an amended complaint against all defendants in all actions and, thereafter, to again move to certify classes in each of the various consolidated actions, including the action against the Company.
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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Submission of Matters to a Vote of Security Holders
The Company held its Annual Meeting of stockholders on June 15, 2007. At this meeting, the stockholders voted in favor of the following items listed and described in the Company’s proxy statement dated April 27, 2007.
(1) Election of Directors

	For	Withheld
Class II (term to continue until 2010):
Thomas A. Decker	24,075,151	10,631,995
Dr. Thomas P. Gerrity	23,806,960	10,900,186
Robert E. Keith, Jr.	18,100,393	16,606,753

Class III (term to continue until 2008):
Michael J. Hagan	26,883,618	7,823,528
The following directors’ terms of office as directors continued after this meeting:
Class I (term to continue until 2009):
David J. Berkman
David K. Downes
Warren V. Musser

Class III (term to continue until 2008):
Walter W. Buckley, III
Philip J. Ringo
(2) Ratification of the appointment of KPMG LLP as the Company’s independent registered public accountant for the fiscal year ending December 31, 2007.

For	Against	Abstain
34,377,614	299,741	29,791
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

Date: August 6, 2007	INTERNET CAPITAL GROUP, INC.
	By:	/s/ R. Kirk Morgan
		Name:	R. Kirk Morgan
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)