Form 10-Q
period 2007-09-30
INTERNET CAPITAL GROUP INC
filed 2007-11-06
CIK 1085621

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007
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
Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Company’s Common Stock, $0.001 par value per share, outstanding as of October 22, 2007 was 38,636,299 shares.

INTERNET CAPITAL GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
Although we refer in this Quarterly Report on Form 10-Q (this “Report”) to the companies in which we have acquired a convertible debt or an equity ownership interest as our “partner companies” and we indicate that we have a “partnership” with these companies, we do not act as an agent or legal representative for any of our partner companies, we do not have the power or authority to legally bind any of our partner companies and we do not have the types of liabilities in relation to our partner companies that a general partner of a partnership would typically have.
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. See the subsection of Part I, Item 2 entitled “Risk Factors” in this Quarterly Report on Form 10-Q and the discussion under the caption “Forward-Looking Statements” in our Annual Report on Form 10-K for the year ended December 31, 2006 for more information.
Our internet website address is www.internetcapital.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed by us with the Securities and Exchange Commission (the “SEC”) pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are accessible free of charge through our website as soon as reasonably practicable after we electronically file those documents with, or otherwise furnish them to, the SEC. Our website and the materials included in our website shall not be deemed a part of this Quarterly Report on Form 10-Q or incorporated herein.

INTERNET CAPITAL GROUP, INC.
PARTNER COMPANIES AS OF SEPTEMBER 30, 2007
At September 30, 2007, our consolidated core partner companies consisted of:
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
At September 30, 2007, our core partner companies accounted for under the equity method consisted of:
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
At September 30, 2007, our other holdings partner companies consisted of:
Anthem Ventures Fund, L.P. (“Anthem”)
Anthem provides resources to enhance the development of emerging technology companies by providing financial investment, operational and management advice, and access to a network of professional relationships.
Blackboard, Inc. (“Blackboard”) (Nasdaq:BBBB)
Blackboard is a provider of enterprise learning software applications and related services. Blackboard enables educational innovations by connecting people and technology.
Captive Capital Corporation (“Captive Capital”)
Captive Capital creates and manages turn-key, multi-lender financing under its customer’s brand name. Through funding relationships with lenders, and syndication capabilities for large transactions, Captive Capital serves manufacturers and distributes throughout the U.S. and Canada.

Creditex Group Inc. (“Creditex”)
Creditex is a global market leader and innovator in execution and processing of credit derivatives. A leading e-trading platform in credit derivatives, Creditex is used by credit derivatives traders at the world’s top financial institutions. The platform electronically executes credit default swap (“CDS”) indices, single-name CDS and standardized structured credit products. Creditex is also leading the industry in “straight-through processing” initiatives, allowing its growing client base to reduce operational risk and transaction costs.
Emptoris, Inc. (“Emptoris”)
Emptoris integrates spend analysis, sourcing, contract management, compliance, supplier performance management, and program management solutions that help customers optimize their business.
Entegrity Solutions Corporation (“Entegrity Solutions”)
Entegrity Solutions is a provider of Application Security for Java-based web, portal and web services applications.
GoIndustry plc (“GoIndustry”) (LSE.AIM:GOI)
GoIndustry is a leader in auction sales and valuations of used industrial machinery and equipment. GoIndustry combines traditional asset sales experience with innovative e-commerce technology and advanced direct marketing to service the needs of multi-national corporations, insolvency practitioners, dealers and asset based lenders around the world.
Jamcracker, Inc. (“Jamcracker”)
The Jamcracker Services Delivery Network (“JSDN”) enables global on-demand service delivery by bringing together on-demand services vendors (content providers) and solution providers/resellers (resellers) to foster channel development, delivery and on-demand market growth.
Tibersoft Corporation (“Tibersoft”)
Tibersoft strengthens the trading relationships in the foodservice industry by using an integrated blend of services and technology.

PART I – FINANCIAL INFORMATION
ITEM 1. Financial Statements
INTERNET CAPITAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(unaudited)
	(in thousands,
	except per share data)
Assets
Current Assets
Cash and cash equivalents	$84,105	$120,808
Restricted cash	31	33
Accounts receivable, net of allowance ($55-2007; $137-2006)	8,139	6,273
Prepaid expenses and other current assets	6,167	2,557

Total current assets	98,442	129,671
Marketable securities	100,254	65,718
Fixed assets, net	1,918	1,847
Ownership interests in Partner Companies	139,005	137,911
Goodwill	17,084	17,084
Intangibles, net	175	182
Other	627	2,014

Total Assets	$357,505	$354,427

Liabilities and Stockholders’ Equity
Current Liabilities
Current portion of senior convertible notes	$—	$26,590
Current maturities of other long-term debt	736	947
Accounts payable	2,007	4,123
Accrued expenses	3,174	4,420
Accrued compensation and benefits	8,024	9,222
Deferred revenue	3,135	5,430

Total current liabilities	17,076	50,732
Other long-term debt	74	544
Hedges of marketable securities	9,202	—
Other	886	490
Minority interests	4,460	4,123

	31,698	55,889

Stockholders’ Equity
Preferred Stock, $0.01 par value; 10,000 shares authorized, none issued or outstanding	—	—
Common Stock, $0.001 par value; 2,000,000 shares authorized, 38,624 (2007) and 38,598 (2006) issued and outstanding	39	39
Additional paid-in capital	3,573,377	3,552,681
Accumulated deficit	(3,344,701)	(3,317,095)
Accumulated other comprehensive income	97,092	62,913

Total Stockholders’ Equity	325,807	298,538

Total Liabilities and Stockholders’ Equity	$357,505	$354,427

See accompanying notes to Consolidated Financial Statements.

INTERNET CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands, except per share data)
Revenue	$14,559	$16,576	$38,861	$47,737

Operating expenses
Cost of revenue	10,029	10,452	29,435	29,683
Selling, general and administrative	8,342	11,317	25,214	31,469
Research and development	1,532	2,112	4,662	7,008
Amortization of intangibles	31	293	97	1,408
Impairment related and other	6	24	46	149

Total operating expenses	19,940	24,198	59,454	69,717

	(5,381)	(7,622)	(20,593)	(21,980)
Other income (loss), net	1,646	15,671	(6,545)	13,816
Interest income	1,462	2,444	4,088	6,889
Interest expense	(19)	(431)	(287)	(1,664)

Income (loss) before income taxes, minority interest and equity loss	(2,292)	10,062	(23,337)	(2,939)
Income tax (expense) benefit	794	(1,607)	3,436	40
Minority interest	(487)	514	(117)	497
Equity loss	(3,070)	(2,726)	(8,392)	(5,199)

Income (loss) from continuing operations	(5,055)	6,243	(28,410)	(7,601)
Discontinued operations	1,024	7,120	804	8,286

Net income (loss)	$(4,031)	$13,363	$(27,606)	$685

Basic income (loss) per share:
Income (loss) from continuing operations	$(0.14)	$0.17	$(0.75)	$(0.20)
Discontinued operations	0.03	0.19	0.02	0.22

	$(0.11)	$0.36	$(0.73)	$0.02

Shares used in computation of basic income (loss) per share	37,925	37,535	37,858	37,503

Diluted income (loss) per share:
Income (loss) from continuing operations	$(0.14)	$0.16	$(0.75)	$(0.20)
Discontinued operations	0.03	0.18	0.02	0.22

	$(0.11)	$0.34	$(0.73)	$0.02

Shares used in computation of diluted income (loss) per share	37,925	40,986	37,858	37,503

See accompanying notes to Consolidated Financial Statements.

INTERNET CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2007	2006
	(in thousands)
Operating Activities
Net income (loss)	$(27,606)	$685
Adjustments to reconcile net loss to cash used in operating activities
(Income) loss on discontinued operations	(804)	(8,286)
Depreciation and amortization	1,141	2,783
Impairment related and other	46	346
Stock-based compensation	5,926	5,918
Equity loss	8,392	5,199
Other (income) loss	6,545	(13,816)
Minority interest	117	(497)
Changes in assets and liabilities
Restricted cash	2	53
Accounts receivable, net	(1,836)	(1,261)
Prepaid expenses and other assets	(3,735)	7,200
Accounts payable	914	(522)
Accrued expenses	296	(3,302)
Accrued compensation and benefits	(3,231)	(905)
Deferred revenue	(2,352)	(932)
Other liabilities	(192)	4,738

Cash flows provided by (used in) operating activities of continuing operations	(16,377)	(2,599)
Cash flows from operating activities of discontinued operations	—	(1,882)

Cash flows provided by (used in) operating activities	(16,377)	(4,481)

Investing Activities
Capital expenditures, net	(1,085)	(1,676)
Proceeds of short-term investments	—	5,000
Proceeds from sales of marketable securities	24	306
Proceeds from sales of Partner Company ownership interests	33,045	5,216
Proceeds from sale of discontinued operations	1,000	9,000
Acquisitions of ownership interests in Partner Companies	(15,372)	(18,526)

Cash flows provided by (used in) investing activities of continuing operations	17,612	(680)
Cash flows from investing activities of discontinued operations	—	—

Cash flows provided by (used in) investing activities	17,612	(680)

Financing Activities
Repurchase of senior convertible notes	(37,087)	(12,768)
Long-term debt and capital lease obligations, net	(718)	178
Repayment of loans from employees	—	2,151

Cash flows provided by (used in) financing activities of continuing operations	(37,805)	(10,439)
Cash flows from financing activities of discontinued operations	—	—

Cash flows provided by (used in) financing activities	(37,805)	(10,439)
Net increase (decrease) in Cash and Cash Equivalents	(36,570)	(15,600)
Effect of exchange rates on cash	(133)	65
Cash and Cash Equivalents at beginning of period	120,808	142,659

Cash and Cash Equivalents at end of period	84,105	127,124
Less Cash and Cash Equivalents of discontinued operations at end of period	—	—

Cash and Cash Equivalents of continuing operations at end of period	$84,105	$127,124

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
2. Significant Accounting Policies
Basis of Presentation
The accompanying Consolidated Financial Statements are unaudited and, in the opinion of management, include all adjustments consisting only of normal and recurring adjustments necessary for a fair presentation of the results for these interim periods. These Consolidated Financial Statements should be read in connection with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Results of operations for the three-month and nine-month periods ended September 30, 2007 are not necessarily indicative of the results of operations expected for the full year.
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
The Consolidated Balance Sheets include the following majority-owned subsidiaries at September 30, 2007 and December 31, 2006:
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
Equity Method. Partner Companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to a Partner Company depends on an evaluation of several factors, including, among others, representation on the Partner Company’s board of directors and ownership level, which is generally between a 20% and a 50% interest in the voting securities of the Partner Company, including voting rights associated with the Company’s holdings in common stock, preferred stock and other convertible instruments in the Partner Company. Under the equity method of accounting, a Partner Company’s accounts are not reflected within the Company’s Consolidated Balance Sheets and Statements of Operations; however, the Company’s share of the earnings or losses of the Partner Company is reflected in the caption “Equity loss” in the Company’s Consolidated Statements of Operations. The carrying value of equity method Partner Companies is reflected in “Ownership interests in Partner Companies” in the Company’s Consolidated Balance Sheets.
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
Cost Method. Partner Companies not accounted for under the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, the Company’s share of the earnings or losses of such Cost Method Partner Companies is not included in the Consolidated Balance Sheets or Consolidated Statements of Operations. However, cost method Partner Company impairment charges are recognized in the Consolidated Statements of Operations. If circumstances suggest that the value of the Partner Company has subsequently recovered, such recovery is not recorded.
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

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. Significant Accounting Policies – (Continued)
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. These estimates include evaluation of the Company’s holdings in its Partner Companies, holdings in marketable securities, asset impairment, revenue recognition, income taxes and commitments and contingencies. Certain amounts recorded to reflect the Company’s share of losses of Partner Companies accounted for under the equity method are based on unaudited results of operations of those Partner Companies and may require adjustments in the future when audits of these entities are made final. It is reasonably possible that the Company’s accounting estimates with respect to the useful life of intangible assets and the ultimate recoverability of ownership interests in Partner Companies and goodwill could change in the near term and that the effect of such changes on the financial statements could be material. At September 30, 2007, the Company believes the recorded amount of ownership interests in Partner Companies and goodwill is not impaired.
Concentration of Customer Base and Credit Risk
For the three and nine months ended September 30, 2007, two customers of ICG Commerce each accounted for over 10% of the Company’s consolidated revenue. For the three and nine months ended September 30, 2006, ICG Commerce had one customer that accounted for over 10% of the Company’s consolidated revenue. Approximately 23% and 25% of the Company’s consolidated revenue related to a single customer of ICG Commerce for the three and nine months ended September 30, 2007, respectively. Additionally, approximately 10% and 11% of the Company’s consolidated revenue related to another single customer of ICG Commerce for the three months ended September 30, 2007 and 2006, respectively, and approximately 13% and 10% of the Company’s consolidated revenue for the nine months ended September 30, 2007 and 2006 respectively, relate to that customer. During the three months ended September 30, 2007 a former customer of ICG Commerce accounted for 11% of the Company’s consolidated revenue due to the recognition of an amount in deferred revenue. At September 30, 2007 there is no additional deferred revenue related to this former customer. Accounts receivable related to the first customer referenced above were $1.8 million at September 30, 2007, and accounts receivable related to the second customer referenced above were $1.0 million and $1.1 million at September 30, 2007 and December 31, 2006, respectively.
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
The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including the type of award, employee class and historical experience. Actual results and future changes in estimates may differ substantially from the Company’s current estimates.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. Significant Accounting Policies – (Continued)
Escrow Agreements
When an interest in one of the Company’s partner companies is sold, a portion of the sale consideration may be held in escrow. The Company records escrow arrangements at the time the Company is entitled to the escrow proceeds, the amount is fixed and determinable and realization is assured. At September 30, 2007, the Company has aggregate contingent gains of $7.1 million associated with these outstanding escrow agreements set to lapse at various dates within the next three years, subject to indemnity claims pursuant to the terms of the specific sale agreements. See Note 4.
Recent Accounting Pronouncements
In June 2006, the FASB issued Financial Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109.” FIN 48 clarified the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation also provided guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation was effective for fiscal years beginning after December 15, 2006, the first of which was the fiscal year beginning January 1, 2007 for the Company. The adoption of FIN 48 did not have a material effect on the Company’s financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Although SFAS No. 157 does not require any new fair value measurements, its application may, for some entities, change current practices related to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, the first of which is the fiscal year beginning January 1, 2008 for the Company. The Company is currently evaluating the impact of the adoption of SFAS No. 157 on its financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Under SFAS No. 159, the Company may irrevocably elect to report cost and equity method partner companies, marketable securities, hedges and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the first of which is the fiscal year beginning January 1, 2008 for the Company. The Company is currently evaluating the impact of the adoption of SFAS No. 159 on its financial statements.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation. The impact of these changes is not material and did not affect net income (loss).

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Equity-Based Compensation
Total equity-based compensation for the three months ended September 30, 2007 and 2006 was $1.8 million and $1.9 million, and for the nine months ended September 30, 2007 and 2006 was $5.5 million and $5.9 million, respectively. Equity-based compensation for these periods is included primarily in “Selling, general and administrative” on the Company’s Statements of Operations related to such periods. The following table provides additional information related to the Company’s equity-based compensation ($ in millions).

						Weighted Average
						Years Remaining of
					Unrecognized Equity-	Equity-Based
	Three Months Ended		Nine Months Ended		Based Compensation	Compensation
	September 30,		September 30,		at	Expense at
	2007	2006	2007	2006	September 30, 2007	September 30, 2007
Stock Appreciation Rights	$0.9	$1.1	$2.9	$3.3	$7.2	1.9
Stock Options	0.1	0.1	0.2	0.3	0.1	1.2
Restricted Stock	0.6	0.6	1.7	1.9	2.1	1.0
Deferred Stock Units	0.1	0.1	0.2	0.4	0.1	0.4

Equity-Based Compensation	$1.7	$1.9	$5.0	$5.9	$9.5

Equity-Based Compensation for Consolidated Partner Companies	$0.1	$—	$0.5	$—	$1.3	3.1

Equity-Based Compensation	$1.8	$1.9	$5.5	$5.9	$10.8

Stock Appreciation Rights (“SARs”) and Stock Options Fair Value Assumptions
The following assumptions were used to determine the fair value of SARs and stock options granted to employees by the Company for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Expected volatility	n/a	n/a	60%	60%
Average expected life	n/a	n/a	6.25 years	6.25 years
Risk-free interest rate	n/a	n/a	5.10%	4.55-5.10%
Dividend yield	n/a	n/a	0.0%	0.0%
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
Deferred Stock Units (“DSUs”)
During the three months ended March 31, 2007, the Company issued 31,500 DSUs to the Company’s non-management directors in annual grants under the Non-Management Director Compensation Plan; these DSUs will vest in the first quarter of 2008. The DSUs were valued at $0.3 million. Additionally, in the three and nine months ended September 30, 2007, the Company issued 10,571 DSUs, and 30,795 DSUs, respectively, in lieu of cash payable to the Company’s non-management directors for services provided to the Company’s Board and its committees; these securities vested immediately. This expense for the three and nine months ended September 30, 2007 of $0.1 million and $0.4 million, respectively, is included in “Selling, general and administrative” on the Company’s Consolidated Statements of Operations.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. Ownership interests in Partner Companies, Goodwill and Intangibles, net
The following table summarizes the Company’s goodwill, other intangibles, and ownership interests in Partner Companies.

	September 30,	December 31,
	2007	2006
	(in thousands)
Goodwill	$17,084	$17,084

Intangibles, net	$175	$182

Ownership interests in Partner Companies – Equity Method	$108,058	$109,288
Ownership interests in Partner Companies – Cost Method	30,947	28,623

	$139,005	$137,911

As of September 30, 2007 and December 31, 2006, all of the Company’s goodwill was allocated to the core segment.
Intangibles, net are shown in the tables below:

		As of September 30, 2007
		(in thousands)

	Useful	Gross Carrying	Accumulated	Net Carrying
Intangible Assets	Life	Amount	Amortization	Amount
Technology (1)	1.5-5 years	$18,147	$(17,972)	$175

(1)	Primarily represents purchased software

		As of December 31, 2006
		(in thousands)

	Useful	Gross Carrying	Accumulated	Net Carrying
Intangible Assets	Life	Amount	Amortization	Amount
Technology (1)	1.5-5 years	$18,051	$(17,869)	$182

(1)	Primarily represents purchased software
Amortization expense for intangible assets during the three months ended September 30, 2007 and 2006 was less than $0.1 million and $0.3 million, respectively. Amortization expense for intangible assets during the nine months ended September 30, 2007 and 2006 was $0.1 million and $1.4 million, respectively.
Remaining estimated amortization expense is as follows (in thousands):

December 31, 2007 (remainder of year)	$39
December 31, 2008	$97
December 31, 2009	$31
December 31, 2010	$8

Remaining amortization expense	$175

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. Ownership Interests in Partner Companies, Goodwill and Intangibles, net – (Continued)
Deconsolidation/Disposition
On December 29, 2006, StarCite completed a transaction in which it merged with OnVantage. Following completion of the transaction, the Company’s ownership interest in the combined entity is approximately 26% and is accounted for under the equity method of accounting. Based on the estimated fair value of the combined entity, the Company recorded its share of the difference between the fair value and book value of StarCite deemed sold in relation to StarCite’s merger with OnVantage of $11.3 million. This adjustment increased the Company’s carrying value in StarCite on the Company’s December 31, 2006 Consolidated Balance Sheets with an offsetting adjustment to “Additional paid-in capital.”
Equity Method Companies
The following unaudited summarized financial information relates to the Company’s Partner Companies accounted for under the equity method of accounting at September 30, 2007 and December 31, 2006. This aggregate information has been compiled from the financial statements and capitalization tables of the respective equity method Partner Companies.

	Approximate Voting Ownership:
Equity Method Partner Company	September 30, 2007	December 31, 2006
Channel Intelligence	41%	41%
Freeborders	33%	34%
GoIndustry	31%	35%
Marketron International, Inc. (“Marketron”)	—	38%
Metastorm	32%	41%
StarCite	26%	26%
Vcommerce	46%	42%
WhiteFence	35%	35%
Balance Sheets (Unaudited)

	September 30, 2007(1)	December 31, 2006(2)
	(in thousands)
Cash, cash equivalents and short-term investments	$39,014	$55,472
Other current assets	76,856	54,261
Other non-current assets	169,178	165,150

Total assets	$285,048	$274,883

Current liabilities	$83,904	$90,779
Non-current liabilities	11,453	13,247
Long-term debt	12,956	15,027
Stockholders’ equity	176,735	155,830

Total liabilities and stockholders’ equity	$285,048	$274,883

Total carrying value	$108,058	$109,288

(1)	Includes Channel Intelligence, Freeborders, GoIndustry, Metastorm, StarCite, Vcommerce and WhiteFence.

(2)	Includes Channel Intelligence, Freeborders, GoIndustry, Marketron, Metastorm, StarCite, Vcommerce and WhiteFence.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. Ownership Interests in Partner Companies, Goodwill and Intangibles, net — (Continued)
At September 30, 2007 and December 31, 2006, the Company’s carrying value in its Partner Companies accounted for under the equity method exceeded its share of the underlying equity in the net assets of such companies by $66.4 million and $56.5 million, respectively. This excess has been allocated to goodwill.
Results of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007 (1)	2006 (2)	2007 (3)	2006 (4)
	(in thousands)		(in thousands)
Revenue	$53,369	$49,900	$154,758	$148,128
Net income (loss)	$(8,456)	$(9,907)	$(21,481)	$(19,653)
Total equity income (loss)	$(3,070)	$(2,726)	$(8,392)	$(5,199)

(1)	Includes Channel Intelligence, Freeborders, GoIndustry, Metastorm, StarCite, Vcommerce and WhiteFence.

(2)	Includes ComputerJobs.com, Inc. (“ComputerJobs”), CreditTrade Inc. (“CreditTrade”), eCredit.com, Inc. (“eCredit”), Freeborders, GoIndustry, Marketron, Metastorm, Vcommerce (from date of acquisition) and WhiteFence.

(3)	Includes Channel Intelligence, Freeborders, GoIndustry, Marketron (to date of disposition), Metastorm, StarCite, Vcommerce and WhiteFence.

(4)	Includes ComputerJobs, CreditTrade, eCredit, Freeborders, GoIndustry, Marketron, Metastorm, Vcommerce (from date of acquisition) and WhiteFence.
Other Equity Company Information
In July 2007, Metastorm completed a financing round and acquired Proforma Corporation. The Company recorded its share ($10.1 million) of Metastorm’s equity adjustment as an increase to “Additional paid-in capital” on its Consolidated Balance Sheets. The Company’s carrying value of Metastorm as an equity method company at September 30, 2007 was $43.9 million. After completion of the transaction, Metastorm remains an equity method partner company.
During the three months ended June 30, 2007, the Company sold its ownership in Marketron for gross proceeds of $36.7 million, of which approximately $4.8 million was placed in escrow and is to be released over a three-year period, subject to indemnity claims pursuant to the terms of the related agreement. The Company recorded a gain on the transaction of $8.2 million, which is included in “Other income (loss), net” on the Company’s Consolidated Statements of Operations. The Company received $0.6 million of the escrowed amounts placed in the three months ended September 30, 2007 and recorded a gain which is included in “Other income (loss), net” on the Company’s Consolidated Statements of Operations. The remaining $4.2 million placed in escrow will be recognized as an additional gain if and when the amount of the escrow proceeds are fixed and determinable and realization is assured.
In November 2006, CreditTrade completed a merger with a subsidiary of Creditex. The Company received approximately $19.0 million in cash for its ownership interest in CreditTrade, of which approximately $1.8 million has been placed in escrow for eighteen months and is subject to potential indemnification claims under the terms of the merger agreement. The Company’s carrying value in CreditTrade on its Consolidated Balance Sheets prior to the transaction was approximately $4.0 million. In a separate transaction in November 2006, the Company purchased capital stock of Creditex representing an approximate 15% ownership interest in Creditex for approximately $27.7 million. The Company recorded these transactions based upon the fair value of each entity. The fair value of CreditTrade was based

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. Ownership Interests in Partner Companies, Goodwill and Intangibles, net — (Continued)
upon the sales transaction (and an independent appraisal) and the fair value of the Company’s ownership in Creditex was based upon an independent appraisal. As a result, the Company recorded a gain of $10.2 million in 2006 related to this transaction that is reflected in “Other income (loss), net” on the Company’s Consolidated Statements of Operations and will record an additional gain to the extent any escrow releases are received. Because of the Company’s level of ownership in Creditex, Creditex is accounted for under the cost method of accounting as of the transaction completion in November 2006.
As of September 30, 2006, the Company was entitled to the escrow proceeds from the LinkShare Corporation (“LinkShare”) sale. Accordingly, the Company recorded a gain of $14.0 million for the three and nine months ended September 30, 2006. This gain is reflected on the line item “Other income (Loss), net” on the Company’s Consolidated Statement of Operations.
In connection with GoIndustry’s issuance of additional shares in conjunction with its reverse merger and a financing round completed in the three months ended June 30, 2007, the Company recorded its share ($5.0 million) of GoIndustry’s equity adjustment as an increase to “Additional paid-in capital” on its Consolidated Balance Sheets. The Company’s carrying value of GoIndustry as an equity method company at September 30, 2007 was approximately $10.1 million. The Company holds 81,141,902 shares of GoIndustry common stock that had a fair value of approximately $23.8 million as of the end of the third quarter of 2007 (determined using the closing price on the AIM market).
5. Marketable Securities and Related Derivatives
Marketable securities represent the Company’s holdings in common stock of publicly traded companies accounted for under the cost method of accounting. The cost, unrealized holding gains/(losses), and fair value of marketable securities at September 30, 2007 and December 31, 2006 were as follows:

			Unrealized
	Common Shares		Holding
	Owned	Cost	Gains/(Losses)	Fair Value
		(in thousands, except shares)
September 30, 2007
Blackboard	2,187,060	$3,162	$97,092	$100,254

December 31, 2006
Blackboard	2,187,060	$3,162	$62,536	$65,698
Other		—	20	20

		$3,162	$62,556	$65,718

The amounts reflected as the Company’s cost for Blackboard include the carrying value on the date the Partner Company converted to marketable securities and the value of warrants exercised.
The Company manages its exposure to, and benefits from, price fluctuations of Blackboard common stock by using derivatives or hedges. Through September 30, 2007, the Company has entered into cashless collar contracts with various expiration dates in 2010 to hedge 1,625,000 shares of the Company’s total holdings of 2,187,060 shares in Blackboard at weighted average minimum and maximum prices per share of $24.27 and $56.35, respectively. These instruments are marked to market through earnings. In future quarters, the marked to market impact will generally be an expense if Blackboard’s stock price rises or income if Blackboard’s stock price declines. If the Company holds these hedges through their maturity dates and Blackboard’s stock price remains within the weighted average minimum and maximum prices per share, the value of the hedges will be zero at maturity. The fair value of these instruments was a liability of $9.2 million at September 30, 2007, which is included in “Hedges of marketable securities” in the Company’s Consolidated Balance Sheets. The marked to market impact to earnings of these instruments was an expense of $2.1 million and $9.2 million for the three and nine months ended September 30, 2007, respectively, based on Blackboard’s closing stock price of $45.84 at the end of the quarter, which is reflected in “Other income (loss), net” on the Company’s Consolidated Statements of Operations.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6. Debt
Senior Convertible Notes
In April 2004, the Company issued $60.0 million of senior convertible notes. The notes bore interest at an annual rate of 5%, payable semi-annually, and were set to mature in April 2009. The notes were convertible at the option of the holder, at any time on or before maturity, into shares of the Company’s common stock at a conversion price of $9.108 per share. Additionally, subsequent to October 8, 2004, the notes provided that at the time of redemption the Company was in compliance with certain other requirements, the notes could be redeemed by the Company if the Company’s closing stock price had exceeded $15.94 per share for at least 20 out of 30 consecutive trading days.
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
Between October and November 2005, the Company repurchased an aggregate of $23.0 million of principal amount of the senior convertible notes for $28.4 million in cash, plus accrued interest. The Company recorded a $5.9 million loss on the repurchase during the year ended December 31, 2005, including approximately $0.5 million related to the acceleration of deferred financing fees. In May 2006, the Company repurchased $10.4 million of face value of the senior convertible notes for $12.7 million in cash, plus accrued interest. The Company recorded a $2.5 million loss on the repurchase, including $0.2 million for the acceleration of deferred financing fees during the year ended December 31, 2006 related to this transaction. In February 2007, the Company repurchased and extinguished the remaining $26.6 million of its senior convertible notes for $37.1 million plus accrued interest. The Company recorded a loss of $10.8 million on these repurchases, including $0.3 million for the acceleration of deferred financing fees during the three months ended March 31, 2007. These losses are included in “Other income (loss), net” for their appropriate period within the Company’s Consolidated Statements of Operations.
The Company recorded interest expense of $0.2 million for the nine months ended September 30, 2007 and $0.3 million and $1.2 million for the three and nine months ended September 30, 2006, respectively, related to these notes. Deferred financing fees related to the senior convertible notes of $1.6 million were being amortized over the life of the notes. Included in “Prepaid expenses and other current assets” in the Company’s accompanying Consolidated Balance Sheets at December 31, 2006 were $0.4 million of deferred financing fees. The Company expensed less than $0.1 million for the nine months ended September 30, 2007 and $0.1 million and $0.2 million, respectively, related to these fees in the three and nine months ended September 30, 2006, respectively, excluding any expense relating to accelerations of deferred financing fees as a result of the repurchases described above.
Other Long-Term Debt
The Company’s other long-term debt at September 30, 2007 of $0.8 million relates to its consolidated Partner Companies, ICG Commerce and Investor Force, and primarily consists of secured notes due to the current shareholders of ICG Commerce’s former German subsidiary. In the remainder of 2007, $0.4 million of this long-term debt is due and the remaining $0.4 million is due in 2008.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6. Debt – (Continued)
Loan and Credit Agreements
On September 30, 2002, the Company entered into a loan agreement with Comerica Bank to provide for the issuance of letters of credit (the “Loan Agreement”). The Loan Agreement provides for issuances of letters of credit up to $20 million, subject to a cash-secured borrowing base as defined by the Loan Agreement. The Loan Agreement was reduced to $10.0 million in 2004. In December 2006, the Loan Agreement was extended to December 15, 2007. Issuance fees of 0.50% per annum of the face amount of each letter of credit will be paid to Comerica Bank subsequent to issuance. The Loan Agreement also is subject to a 0.25% per annum unused commitment fee payable to the bank quarterly. No amounts were outstanding at September 30, 2007 or December 31, 2006.
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
The core operating segment includes those partner companies in which the Company’s management takes a very active role in providing strategic direction and management assistance. The other holdings operating segment includes companies over which, in general, we have less influence due to the fact that they are public or we have a low ownership stake.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7. Segment Information – (Continued)
The following summarizes selected information related to the Company’s segments for the three and nine months ended September 30, 2007 and 2006. All significant intersegment activity has been eliminated. Assets are owned or allocated assets used by each operating segment. As of September 30, 2007 and December 31, 2006, the Company’s assets were located primarily in the United States.

(in thousands)
				Reconciling Items
				Discontinued
				Operations
		Other	Total	and				Consolidated
	Core	Holdings	Segment	Dispositions	Corporate	Other		Results
Three Months Ended September 30, 2007
Revenues	$14,559	$—	$14,559	$—	$—	$—		$14,559
Net income (loss)	$(2,830)	$(311)	$(3,141)	$1,024	$(3,768)	$1,854	*	$(4,031)

Three Months Ended September 30, 2006
Revenues	$16,576	$—	$16,576	$—	$—	$—		$16,576
Net income (loss)	$(4,350)	$(338)	$(4,688)	$6,721	$(3,297)	$14,627	*	$13,363

Nine Months Ended September 30, 2007
Revenues	$38,861	$—	$38,861	$—	$—	$—		$38,861
Net income (loss)	$(12,040)	$(856)	$(12,896)	$1,658	$(12,957)	$(3,411)	*	$(27,606)

Nine Months Ended September 30, 2006
Revenues	$47,737	$—	$47,737	$—	$—	$—		$47,737
Net income (loss)	$(10,839)	$(585)	$(11,424)	$8,275	$(10,705)	$14,539	*	$685

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
*
Corporate other income (loss) (Note 9)	$1,547	$15,720	$(6,730)	$14,002
Taxes	794	(1,607)	3,436	40
Minority interest	(487)	514	(117)	497

	$1,854	$14,627	$(3,411)	$14,539

				Discontinued
				Operations
		Other	Total	and			Consolidated
	Core	Holdings	Segment	Dispositions	Corporate	Other	Results
Assets as of:
September 30, 2007	$161,625	$16,183	$177,808	$—	$179,697	$—	$357,505

Assets as of:
September 30, 2006	$104,487	$8,685	$113,172	$27,058	$189,880	$—	$330,110

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8. Parent Company Financial Information
Parent company financial information is provided to present the financial position and results of operations of the Company and its wholly-owned subsidiaries as if the Partner Companies accounted for under the consolidation method of accounting were accounted for under the equity method of accounting for all applicable periods presented. The Company’s share of the consolidated Partner Companies’ losses is included in “Equity loss” in the Parent Company Statements of Operations for all periods presented based on the Company’s ownership percentage in each period. The carrying value of the consolidated companies as of September 30, 2007 and December 31, 2006 is included in “Ownership interests in Partner Companies” in the Parent Company Balance Sheets.
Parent Company Balance Sheets

	As of September 30, 2007	As of December 31, 2006
	(unaudited)
	(in thousands)
Assets
Cash and cash equivalents	$73,627	$104,249
Other current assets	5,424	1,904

Current assets	79,051	106,153
Ownership interests in Partner Companies	159,589	159,356
Marketable securities	100,254	65,718
Other	392	1,837

Total assets	$339,286	$333,064

Liabilities and stockholders’ equity
Current portion of senior convertible notes	$—	$26,590
Hedges of marketable securities	9,202	—
Current liabilities	3,781	7,936
Non-current liabilities	496	—
Stockholders’ equity	325,807	298,538

Total liabilities and stockholders’ equity	$339,286	$333,064

Parent Company Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(unaudited)
		(in thousands)
Revenue	$—	$—	$—	$—
Operating expenses
General and administrative	5,127	5,371	16,465	15,819

Total operating expenses	5,127	5,371	16,465	15,819

	(5,127)	(5,371)	(16,465)	(15,819)
Other income (loss), net *	2,571	22,840	(5,926)	21,247
Interest income (expense), net	1,359	2,074	3,509	5,114

Income (loss) before income taxes and equity loss	(1,197)	19,543	(18,882)	10,542

Income tax benefit (expense)	794	(1,607)	3,436	40
Equity loss	(3,628)	(4,573)	(12,160)	(9,897)

Net income (loss)	$(4,031)	$13,363	$(27,606)	$685

*	For the purposes of the Parent Company reporting, the $1.0 million and $0.8 million gain from discontinued operations for the three and nine months ended September 30, 2007, respectively, and the $7.1 million and $8.3 million gain from discontinued operations for the three and nine months ended September 30, 2006, respectively, is included in the “Other income (loss) net” line item. See Note 11.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8. Parent Company Financial Information – (Continued)
Parent Company Statements of Cash Flows

	Nine Months Ended September 30,
	2007	2006
	(unaudited)
	(in thousands)
Operating Activities
Net income (loss)	$(27,606)	$685
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	104	100
Stock-based compensation	5,621	5,863
Equity loss	12,160	9,897
Other (income) loss	5,926	(21,247)
Changes in assets and liabilities, net of effect of acquisitions
Prepaid expenses and other assets	(3,606)	10,176
Accounts payable	(1)	(1,161)
Accrued expenses	(1,129)	(2,473)
Accrued compensation and benefits	(560)	(548)
Other liabilities	(5)	—

Cash provided by (used in) operating activities	(9,096)	1,292
Investing Activities
Capital expenditures, net	(36)	(41)
Proceeds from sales of marketable securities	24	306
Proceeds from sales of ownership interests in Partner Companies	33,045	5,216
Acquisitions of ownership interests in Partner Companies, net	(17,472)	(17,148)

Cash provided by (used in) investing activities	15,561	(11,667)
Financing Activities
Repurchase of senior convertible notes	(37,087)	(12,768)
Repayment of loans from former employees	—	2,151

Cash provided by (used in) financing activities	(37,087)	(10,617)

Net increase (decrease) in cash and cash equivalents	(30,622)	(20,992)
Cash and cash equivalents at beginning of period	104,249	129,555

Cash and cash equivalents at end of period	$73,627	$108,563

9. Other Income (Loss)
Other Income (Loss), net
Other income (loss), net consists of the effect of transactions and other events relating to the Company’s ownership interests in its Partner Companies and its operations in general.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(in thousands)
Loss on repurchase of convertible notes (Note 6)	$—	$—	$(10,833)	$(2,490)
Loss on marked-to-market of hedges (Note 5)	(2,083)	—	(9,202)	—
Sales/distributions of ownership interests in Partner Companies (Note 4)	599	14,660	9,257	15,436
Realized gains (losses) on marketable securities	—	—	23	306
Other	3,031	1,060	4,025	750

	$1,547	$15,720	$(6,730)	14,002
Total other income (loss) for Consolidated Partner Companies	99	(49)	185	(186)

	$1,646	$15,671	$(6,545)	$13,816

Other, in the table above, primarily relates to reversals of accruals of acquisition related fees of $3.0 million in the three and nine months ended September 30, 2007 and $1.0 million in the three and nine months ended September 30, 2006. At September 30, 2007, there are no remaining accruals for acquisition related fees.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
10. Income Taxes
The Company recorded a tax benefit of $0.8 million and $3.4 million for the three and nine months ended September 30, 2007, respectively, related to operating losses for those periods. Additionally, the net tax benefits from employee equity-based compensation transactions totalled $0.3 million for the nine months ended September 30, 2007 and is reflected as an increase to additional paid-in capital. Accordingly, at September 30, 2007 the Company has recorded an income tax receivable of approximately $3.7 million, included in “Prepaid and other assets” on the Company’s Consolidated Balance Sheets. This benefit will be realized either through a carryback to 2005 or to offset future taxable income in 2007.
Excluding the loss for the nine months ended September 30, 2007, the Company had federal net operating loss carry forwards of approximately $505 million that may be used to offset future taxable income. The Company also had capital loss carry forwards of approximately $719 million that may be used to offset future capital gains. The net operating loss and capital loss carry forwards, as well as certain other deferred tax assets, are subject to significant limitations on their utilization. The annual limitation on the utilization of these carry forwards is approximately $14.5 million. These net operating loss carry forwards expire between 2014 and 2023, and the capital loss carry forwards expire between 2007 and 2010. Additional limitations on the utilization of these carry forwards may be imposed if the Company experiences a change in ownership in the future.
The Company’s net deferred tax asset of $560.6 million at September 30, 2007 consists of deferred tax assets of $594.7 million, relating primarily to partner company basis differences, capital and net operating loss carry forwards, offset by deferred tax liabilities of $34.1 million, primarily related to unrealized appreciation in available for sale securities. The Company has recorded a full valuation allowance against its net deferred tax assets.
11. Discontinued Operations
In August 2006, Investor Force completed the sale of its database division to Morningstar, Inc. (“Morningstar”) for $10.0 million. Cash proceeds to Investor Force of $9.0 million were received in August 2006, and $1.0 million was placed into escrow and was received by Investor Force in August 2007. The Company recorded a gain of approximately $7.0 million on this transaction for the three months ended September 30, 2006. The $1.0 million received by Investor Force in August 2007 was recognized as an additional gain in the three and nine months ended September 30, 2007 and is included in “Discontinued operations” on the Company’s Consolidated Statements of Operations.
Investor Force’s database division had revenues of $0.2 million and $1.6 million for the three and nine months ended September 30, 2006, respectively. The Company’s share of net income for Investor Force’s database division was $0.1 million and $1.2 million for the three and nine months ended September 30, 2006, respectively. Additionally, in the nine months ended September 30, 2007, the Company’s share of net loss for Investor Force’s database division was $0.2 million.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12. Net Income (Loss) per Share
The calculations of net income (loss) per share were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(unaudited)
	(in thousands, except per share and share data)
Basic and Diluted:
Income (loss) from continuing operations	$(5,055)	$6,243	$(28,410)	$(7,601)
Discontinued operations	1,024	7,120	804	8,286

Net income (loss) — Basic	$(4,031)	$13,363	$(27,606)	$685

Interest expense – convertible debt	—	375	—	—

Net income (loss) — Diluted	$(4,031)	$13,738	$(27,606)	$685

Basic:
Income (loss) from continuing operations per share	$(0.14)	$0.17	$(0.75)	$(0.20)
Income (loss) on discontinued operations per share	0.03	0.19	0.02	0.22

Net income (loss) per share	$(0.11)	$0.36	$(0.73)	$0.02

Diluted:
Income (loss) from continuing operations per share	$(0.14)	$0.16	$(0.75)	$(0.20)
Discontinued operations per share	0.03	0.18	0.02	0.22

Net income (loss) per share	$(0.11)	$0.34	$(0.73)	$0.02

Shares used in computation of basic income (loss) per share	37,924,885	37,534,772	37,858,379	37,502,612

Stock options	—	47,796	—	—
Restricted stock	—	469,859	—	—
DSUs	—	9,793	—	—
Warrants	—	4,045	—	—
SARs	—	—	—	—
Convertible debt	—	2,919,413	—	—

Shares used in computation of diluted income (loss) per share	37,924,885	40,985,678	37,858,379	37,502,612

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12 . Net Income (Loss) per Share – (Continued)
The following securities were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive:

		Weighted Average
	Shares	Price Per Share
Three Month Ended September 30, 2007
Stock options	637,454	$37.13
Warrants	12,500	$6.00
SARs	3,541,115	$7.48
Restricted stock	654,021	$—
Deferred stock units	31,500	$—

Nine Months Ended September 30, 2007
Stock options	637,454	$37.12
Warrants	12,500	$6.00
SARs	3,541,115	$7.48
Restricted stock	654,021	$—
Deferred stock units	31,500	$—

Three Months Ended September 30, 2006
Stock options	473,586	$50.72
Stock options (exercised with partial recourse loans)	436,831	$41.70
SARs	3,741,979	$7.43

Nine Months Ended September 30, 2006
Stock options	676,360	$37.37
Stock options (exercised with partial recourse loans)	648,084	$41.70
Warrants	4,154	$100.00
SARs	3,719,260	$7.41
Senior convertible notes	3,503,108	$9.11
Restricted stock	1,021,854	$—
Deferred stock units	21,500	$—

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
13 . Comprehensive Income (Loss)
Comprehensive income (loss) is the change in equity of a business enterprise during a period resulting from transactions and other events and circumstances from non-owner sources. Excluding net loss, the Company’s primary source of comprehensive loss is net unrealized holding gains (losses) related to its marketable securities. The following summarizes the components of comprehensive loss:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(unaudited)
		(in thousands)
Net loss	$(4,031)	$13,363	$(27,606)	$685
Other comprehensive income (loss):
Unrealized holding gains in marketable securities	8,135	(4,765)	34,555	(1,030)
Reclassification adjustments/realized net gains on marketable securities	—	—	(376)	(306)

Comprehensive income (loss)	$4,104	$8,598	$6,573	$(651)

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
Executive Summary
The Company acquires and builds internet software and services companies that drive business productivity and reduce transaction costs between firms. The Company devotes its expertise and capital to maximizing the success of these platform companies that are delivering software and service applications to customers worldwide. We view the Company as primarily having two components: corporate and our partner companies. Corporate primarily holds our cash, marketable securities and ownership interests in partner companies. Our partner companies are grouped into two operating segments consisting of the core segment and the other holdings segment. The core operating segment includes those partner companies in which the Company’s management takes a very active role in providing strategic direction and management assistance. The other holdings operating segment includes holdings in companies over which, in general, we have less influence due to the fact that they are public or we have a low ownership stake. From time to time, partner companies are disposed of by ICG or cease operations.
The various interests that we acquire in our partner companies are accounted for under one of three accounting methods: the consolidation method, the equity method or the cost method. The applicable accounting method is generally determined based on our voting interest in a partner company. Generally, if we own more than 50% of the outstanding voting securities of a partner company, with respect to which other stockholders do not possess the right to affect significant management decisions, that partner company’s accounts are reflected within our consolidated financial statements. Generally, if we own between 20% and 50% of the outstanding voting securities, a partner company’s accounts are not reflected within our consolidated financial statements; however, under the equity method of accounting, our share of the earnings or losses of the partner company is reflected in the caption “Equity loss” in our consolidated statements of operations. Partner companies not accounted for under either the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, our share of the earnings or losses of these companies is not included in our consolidated statements of operations.
Because we own significant interests in information technology and e-commerce companies, many of which have generated net losses, we have experienced, and expect to continue to experience, significant volatility in our quarterly results. While many of our partner companies have consistently reported losses, we have recorded net income in certain periods and experienced significant volatility from period to period due to infrequently occurring transactions and other events relating to our ownership interests in partner companies.

These transactions and events are described in more detail in our Notes to our consolidated financial statements and include dispositions of, and changes to, our partner company ownership interests, dispositions of our holdings of marketable securities and debt repurchases.
Liquidity and Capital Resources
The following table summarizes our and our consolidated subsidiaries’ cash and cash equivalents, restricted cash, short-term investments, marketable securities and senior convertible notes as of September 30, 2007 and December 31, 2006:

	September 30, 2007			December 31, 2006
		Consolidated			Consolidated
	Corporate	Subsidiaries	Total	Corporate	Subsidiaries	Total
			(in thousands)
Cash and cash equivalents	$73,627	$10,478	$84,105	$104,249	$16,559	$120,808
Restricted cash (1)	—	31	31	—	33	33

	$73,627	$10,509	$84,136	$104,249	$16,592	$120,841

Marketable securities (2)	$91,052	$—	$91,052	$66,075	$—	$66,075

Senior convertible notes(3)	$—	$—	$—	$(26,590)	$—	$(26,590)

(1)	Restricted cash at September 30, 2007 and December 31, 2006 does not include $0.2 million and $0.2 million, respectively, of long-term restricted cash included in “Other” assets on the Company’s consolidated balance sheets.

(2)	Includes an offsetting liability of $9.2 million at September 30, 2007 and a contributing asset of $0.4 million at December 31, 2006 related to derivative instruments associated with the Company’s marketable securities.

(3)	ICG repurchased all outstanding senior convertible notes on February 12, 2007 for approximately $37.1 million in cash plus accrued interest.
We believe existing cash and cash equivalents and proceeds from the potential sales of all or a portion of our interests in certain marketable securities and partner companies to be sufficient to fund our cash requirements for the foreseeable future, including future commitments to existing partner companies, debt obligations and general operations requirements. At September 30, 2007, as well as the date of this filing, we were not obligated for any significant funding and guarantee commitments to existing partner companies. We will continue to evaluate acquisition opportunities and may acquire additional ownership interests in new and existing partner companies in the next twelve months; however, such acquisitions will generally be made at our discretion.
Consolidated working capital increased by $2.4 million from December 31, 2006 to September 30, 2007, primarily due to the proceeds received in the sale of Marketron, partially offset by the repurchase of convertible notes in February 2007.

Summary of Statements of Cash Flows

	For the nine months ended
	September 30,
	2007	2006
	(in thousands)
Cash provided by (used in) operating activities	$(16,377)	$(4,481)
Cash provided by (used in) investing activities	$17,612	$(680)
Cash provided by (used in) financing activities	$(37,805)	$(10,439)
The increase in cash used in operating activities for the nine months ended September 30, 2007 from the same period in 2006 is due to 2006 operating activities being offset by an $8.1 million federal income tax refund received in the first quarter of 2006.
The increase in cash provided by investing activities for the nine months ended September 30, 2007 from the same period in 2006 is the result of proceeds from the sale of Marketron and lower partner company funding in 2007 versus 2006 partially offset by proceeds from maturities of short-term investments in 2006.
The increase in cash used in financing activities for the nine months ended September 30, 2007 from the same period in 2006 is primarily related to the repurchase of $26.6 million of principal of convertible notes for $37.1 million in cash in February 2007 versus the repurchase of $10.4 million of principal of convertible notes for $12.8 million in cash in 2006.
We and our consolidated subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. We do not expect the ultimate liability with respect to these actions will materially affect our financial position or cash flows.
Contractual Cash Obligations and Commercial Commitments
Other than the senior convertible note repurchases described in Note 6 to our consolidated financial statements, we had no other significant changes to contractual cash obligations and commercial commitments for the three and nine months ended September 30, 2007.
Off-Balance Sheet Arrangements
There are no off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Our Partner Companies
As of September 30, 2007, we owned interests in 17 partner companies that are categorized below based on segment and method of accounting.

CORE PARTNER COMPANIES (%Voting Interest)
Consolidated	Equity	Cost
ICG Commerce (65%)	Channel Intelligence (41%)	(none)
Investor Force (80%)	Freeborders (33%)
Metastorm (32%)
StarCite (26%)
Vcommerce (46%)
WhiteFence (35%)

OTHER HOLDINGS COMPANIES (%Voting Interest)
Consolidated	Equity	Cost
(none)	GoIndustry (31%)(2)	Anthem Ventures Fund, L.P. (9%)
Blackboard (1)
Captive Capital Corporation (5%)
Creditex (13%)
Emptoris, Inc. (5%)
Entegrity Solutions Corporation (2%)
Jamcracker, Inc. (2%)
Tibersoft Corporation (5%)

(1)	As of October 22, 2007, we own 2,187,060 shares of Blackboard. See Note 5 to our consolidated financial statements. Blackboard’s common stock is traded on the NASDAQ under ticker symbol BBBB. See Note 5 to our consolidated financial statements.

(2)	As of October 22, 2007, we own 81,141,902 shares, or approximately 31% of the voting securities, of GoIndustry. GoIndustry’s common stock is traded on the AIM market of the London Stock Exchange under ticker symbol GOI. See Note 4 to our consolidated financial statements.
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

Segment Information
(in thousands)
				Reconciling Items
				Discontinued
		Other	Total	Operations and			Consolidated
	Core	Holdings	Segment	Dispositions	Corporate	Other	Results
For The Three Months Ended September 30, 2007
Revenues	$14,559	$—	$14,559	$—	$—	$—	$14,559
Net income (loss)	$(2,830)	$(311)	$(3,141)	$1,024	$(3,768)	$1,854	$(4,031)

For The Three Months Ended September 30, 2006
Revenues	$16,576	$—	$16,576	$—	$—	$—	$16,576
Net income (loss)	$(4,350)	$(338)	$(4,688)	$6,721	$(3,297)	$14,627	$13,363

For The Nine Months Ended September 30, 2007
Revenues	$38,861	$—	$38,861	$—	$—	$—	$38,861
Net income (loss)	$(12,040)	$(856)	$(12,896)	$1,658	$(12,957)	$(3,411)	$(27,606)

For The Nine Months Ended September 30, 2006
Revenues	$47,737	$—	$47,737	$—	$—	$—	$47,737
Net income (loss)	$(10,839)	$(585)	$(11,424)	$8,275	$(10,705)	$14,539	$685
For the Three and Nine Months Ended September 30, 2007 and 2006
Results of Operations — Core Companies
The following presentation of the results of operations of our core companies includes the results of our consolidated core partner companies and our share of the results of our equity method core partner companies.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(in thousands)
Selected data:
Revenue	$14,559	$16,576	$38,861	$47,737

Cost of revenue	(10,029)	(10,548)	(29,435)	(29,986)
Selling, general and administrative	(3,215)	(5,845)	(8,748)	(15,328)
Research and development	(1,532)	(2,117)	(4,662)	(7,027)
Amortization of intangibles	(31)	(293)	(97)	(1,408)
Impairment related and other	(6)	(24)	(46)	(149)

Operating expenses	(14,813)	(18,827)	(42,988)	(53,898)

Interest and other	183	(110)	477	(75)
Equity loss	(2,759)	(1,989)	(8,390)	(4,603)

Net loss	$(2,830)	$(4,350)	$(12,040)	$(10,839)

Revenue
Revenue decreased $2.0 million from $16.6 million in the third quarter of 2006 to $14.6 million in the third quarter of 2007. Revenue decreased $8.8 million, from $47.7 million in the first nine months of 2006 to $38.9 million in the first nine months of 2007. On December 29, 2006, one of our consolidated companies, StarCite, completed a transaction to merge with OnVantage. Following the closing of the transaction, our ownership interest in the combined entity is accounted for under the equity method of accounting and, therefore, StarCite’s operations were not consolidated during the three and nine months ended September 30, 2007, whereas they were consolidated during the comparable 2006 periods. This revenue decrease was partially offset by increased revenues at ICG Commerce. During the three months ended September 30, 2007 a former customer of ICG Commerce accounted for 11% of our consolidated revenue due to the recognition of an amount in deferred revenue. At September 30, 2007 there is no additional deferred revenue related to this former customer.
Operating Expenses
Operating expenses decreased $4.0 million, from $18.8 million in the third quarter of 2006 to $14.8 million in the third quarter of 2007. Operating expenses decreased $10.9 million, from $53.9 million in the first nine months of 2006 to $43.0 million in the first nine months of 2007. As discussed above, StarCite’s operations were not consolidated during the three and nine months ended September 30, 2007, whereas they were consolidated during the comparable 2006 periods. This operating expense decrease was partially offset by increased operating expenses at ICG Commerce to service existing and new contracts.
Equity Loss
A portion of our net results from our core companies is derived from those partner companies in which we hold a substantial minority ownership interest. Our share of the income or losses of these companies is recorded in our Consolidated Statement of Operations under “Equity loss.”
Our core equity method companies reported aggregate net loss of $(7.4) million in the three months ended September 30, 2007, compared to aggregate net loss of $(4.0) million in the three months ended September 30, 2006. The increase in aggregate net loss is primarily the result of StarCite being an equity method partner company for the 2007 period. Accordingly, our share of net income and net losses of core companies increased to a loss of $(2.8) million for the three months ended September 30, 2007 from $(2.0) million for the three months ended September 30, 2006.
Our core equity method companies reported aggregate net loss in the nine months ended September 30, 2007 of $(21.2) million, compared to $(12.8) million in the nine months ended September 30, 2006. The increase in aggregate net loss is primarily the result of StarCite being an equity method parther company for the 2007 period. Accordingly, our share of net income and net losses of core companies increased to a loss of $(8.4) million for the nine months ended September 30, 2007, compared to $(4.6) million for the comparable 2006 period.
Results of Operations – Other Holdings Companies
The following presentation of the results of operations of our other holdings companies includes the results of our consolidated other holdings partner companies and our share of the results of our equity method other holdings partner companies.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Selected data:	2007	2006	2007	2006
		(in thousands)
Equity income (loss)	$(311)	$(338)	$(856)	$(585)

Net loss	$(311)	$(338)	$(856)	$(585)

Equity loss increased in the nine months ended September 30, 2007 from the comparable 2006 period due to our share of the GoIndustry’s net loss for first quarter of 2007 versus the comparable 2006 period, when the Company’s basis in GoIndustry was zero.
Results of Operations – Reconciling Items
Discontinued Operations and Dispositions
The following is a summary of the components included in “Discontinued operations and dispositions,” a reconciling item for segment reporting purposes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(in thousands)
Income (loss) from discontinued operations (Note 11)	$1,024	$7,120	$804	$8,286
Equity income (loss) of partner companies sold/disposed of	—	(399)	854	(11)

Net income (loss)	$1,024	$6,721	$1,658	$8,275

The impact to our consolidated results of equity method partner companies in which we have sold or disposed of our ownership interest, or which have ceased operations, during 2007 and 2006 is also included in the caption “Dispositions” for segment reporting purposes. Equity income relating to these entities increased in the 2007 periods versus the comparable 2006 periods, respectively, as eCredit and ComputerJobs were sold in the fourth quarter of 2006. Additionally, Marketron which was sold in June 2007 and generated equity income is included under dispositions.
Corporate

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(in thousands)
General and administrative	$(5,127)	$(5,371)	$(16,466)	$(15,819)
Interest income (expense), net	1,359	2,074	3,509	5,114

Net loss	$(3,768)	$(3,297)	$(12,957)	$(10,705)

General and Administrative
Our general and administrative expenses decreased $0.2 million and increased $0.7 million for the three and nine months ended September 30, 2007 from the comparable 2006 periods, respectively, primarily due to an increase in employee related expenses and other outside service expenses in the nine months ended September 30, 2007, offset by a decrease in stock-based compensation of $0.2 million and $0.9 million for the three and nine months ended September 30, 2007, respectively.
Interest Income/Expense
The interest income (expense), net decrease of $0.7 million and $1.6 million for the three and nine months ended September 30, 2007 from the same periods in 2006, respectively, is attributable to lower cash balances in the first nine months of 2007 compared to those in the first nine months of 2006, partially offset by our convertible notes being outstanding only until February 12, 2007, while being outstanding for all of the first three quarters of 2006.
Other

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(in thousands)
Corporate other income (loss) (Note 9)	$1,547	$15,720	$(6,730)	$14,002
Income tax benefit (expense)	794	(1,607)	3,436	40
Minority interest	(487)	514	(117)	498

Net income (loss)	$1,854	$14,627	$(3,411)	$14,540

Other Income (Loss), Net
Other income (loss), net was income of $1.5 million in the three months ended September 30, 2007 and $15.7 million in the comparable 2006 period. Other income (loss), net in the three months ended September 30, 2007 is primarily the result of a $3.0 million gain from the reversal of an accrual of acquisition related fees and $0.6 million on additional sale proceeds of Marketron, partially offset by losses of $2.1 million associated with our Blackboard hedges. Other income (loss), net for the three months ended September 30, 2006 was primarily related to gains associated with the sale of LinkShare. Other income (loss), net for the nine months ended September 30, 2007 primarily related to $10.8 million in loses associated with the repurchases of our senior convertible debt and $9.2 million of losses associated with our Blackboard hedges partially offset by gains of $8.8 million on the sale of Marketron and a $3.0 million gain associated with the reversal of an accrual of acquisition related fees. Other income (loss), net for the nine months ended September 30, 2006 was primarily due to gains associated with the sale of LinkShare partially offset by losses associated with the repurchases of our senior convertible notes. See Note 6 to our Consolidated Financial Statements.
Income Tax
We recorded a tax benefit of $0.8 million and $3.4 million for the three and nine months ended September 30, 2007 versus tax expense of $1.6 million and a tax benefit of less than $0.1 million for the comparable 2006 periods. This benefit will be realized either through a carry back to 2005 or to offset future taxable income in 2007. See Note 10 to our Consolidated Financial Statements.
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
Deferred Income Taxes
We record a valuation allowance to reduce our net deferred tax assets to the amount that is more likely than not to be realized. We consider future taxable income and prudent and feasible tax planning strategies in determining the need for a valuation allowance. In the event that we determine that we would not be able to realize all or part of our net deferred tax assets, an adjustment to the deferred tax assets would be charged to earnings in the period such determination is made. Likewise, if we later determine that it is more likely than not that the net deferred tax assets would be realized, then the previously provided valuation allowance would be reversed.
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
Recent Accounting Pronouncements
In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation was effective for fiscal years beginning after December 15, 2006, the first of which was January 1, 2007 for the Company. The adoption of FIN 48 did not have a material effect on our financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Although SFAS No. 157 does not require any new fair value measurements, its application may, for some entities, change current practices related to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, the first of which, for us, is the fiscal year beginning January 1, 2008. We are currently evaluating the impact of the adoption of SFAS No. 157 on our financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Under SFAS No. 159, we may elect to report cost and equity partner companies, marketable securities, hedges and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the first of which, for us, is the fiscal year beginning January 1, 2008. We are currently evaluating the impact of the adoption of SFAS No. 159 on our financial statements.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to equity price risks on the marketable portion of our equity securities. Our public holdings at September 30, 2007 include equity positions in companies in sectors that have experienced significant historical volatility in their stock prices. A 20% adverse change in equity prices, based on a sensitivity analysis of our public holdings as of September 30, 2007, would result in approximately an $18 million decrease in the fair value of our public holdings. Through September 30, 2007, the Company has entered into cashless collar contracts with various expiration dates in 2010 to hedge 1,625,000 shares of its total holdings of 2,187,060 shares in Blackboard common stock at weighted average minimum and maximum prices per share of $24.27 and $56.35, respectively. Each of these contracts limits the Company’s exposure to price declines in the underlying equity securities. Additionally, each of these contracts limits the Company’s maximum benefits from price increases in the underlying equity securities.
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

PART II – OTHER INFORMATION
ITEM 1. Legal Proceedings
In May and June 2001, certain of the Company’s present directors, along with the Company, certain of its former directors, certain of its present and former officers and its underwriters, were named as defendants in nine class action complaints filed in the United States District Court for the Southern District of New York. The plaintiffs and the putative classes they seek to represent include present and former stockholders of the Company. The complaints generally allege violations of Sections 11 and 12 of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 10b-5 promulgated under the Exchange Act, based on, among other things, the dissemination of statements allegedly containing material misstatements and/or omissions concerning the commissions received by the underwriters of the initial public offering and follow-on public offering of the Company as well as failure to disclose the existence of purported agreements by the underwriters with some of the purchasers in these offerings to buy additional shares of the Company’s stock subsequently in the open market at pre-determined prices above the initial offering prices. The plaintiffs seek for themselves and the alleged class members an award of damages and litigation costs and expenses. The claims in these cases have been consolidated for pre-trial purposes (together with claims against other issuers and underwriters) before one judge in the Southern District of New York federal court. In April 2002, a consolidated, amended complaint was filed against these defendants which generally alleges the same violations and also refers to alleged misstatements or omissions that relate to the recommendations regarding the Company’s stock by analysts employed by the underwriters. In June and July 2002, defendants, including the Company defendants, filed motions to dismiss plaintiffs’ complaints on numerous grounds. The Company’s motion was denied in its entirety in an opinion dated February 19, 2003. In July 2003, a committee of the Company’s Board of Directors approved a proposed settlement with the plaintiffs in this matter, which was preliminarily approved by the District Court overseeing the litigation in February 2005. A final fairness hearing on the settlement was held on April 24, 2006. On December 5, 2006, however, the Second Circuit Court of Appeals reversed the certification of plaintiff classes in six actions related to other issuers that had been designated as test cases with respect to the non-settling defendants in those matters and made other rulings that drew into question the legal viability of the claims in those cases. The Court of Appeals later rejected the plaintiffs’ request that it reconsider that decision. As a result, on June 25, 2007, the District Court approved a stipulation and order terminating the proposed settlement. While the Court of Appeals decision does not automatically apply to the case against the Company, the defendants have moved for an order that would apply the decision to all cases, including the consolidated action against the Company. On August 14, 2007, the Plaintiffs filed an amended complaint against all defendants in all actions and have again moved to certify classes in each of the various consolidated actions, including the action against the Company.
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

Date: November 5, 2007	INTERNET CAPITAL GROUP, INC.

	By:	/s/ R. Kirk Morgan

	Name:	R. Kirk Morgan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)