Form 10-K
period 2007-12-31
INTERNET CAPITAL GROUP INC
filed 2008-03-17
CIK 1085621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Fiscal Year Ended December 31, 2007
Commission File Number 001-16249

INTERNET CAPITAL GROUP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State of Other Jurisdiction of Incorporation or Organization)	23-2996071 (I.R.S. Employer Identification Number)

690 Lee Road, Suite 310, Wayne, PA (Address of Principal Executive Offices)	19087 (Zip Code)
(610) 727-6900
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: Common stock, par value $.001 per share (Title of Class)	The NASDAQ Stock Market LLC (The NASDAQ Global Market) (Name of Exchange on Which Registered)
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑.
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” filer in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
     The aggregate market value of the 37,792,233 shares of Common Stock held by non-affiliates of the registrant as of February 29, 2008 was $468.6 million, based upon the closing price of $12.40 on the NASDAQ Global Market on June 29, 2007. (For this computation, the registrant has excluded the market value of all shares of its Common Stock held by (a) its executive officers and (b) directors; such exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the Registrant.)
     As of February 29, 2008, there were 38,699,646 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission (the “SEC”) relative to the Company’s Annual Meeting of Stockholders for the fiscal year ended December 31, 2007 are incorporated by reference into Part III of this Report.

INTERNET CAPITAL GROUP, INC.
FORM 10-K
DECEMBER 31, 2007
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
Most of our partner companies operate in the information technology industry. In this industry, certain terms are often used to describe the nature of a company’s business, including the following terms: internet company, business to business e-commerce, business to consumer e-commerce, software company, on-demand internet software, on-demand software, software as a service (“SaaS”) and application service provider. One or more of these terms applies, in varying degrees, to most of our partner companies. Some of our other partner companies provide outsourcing, procurement and supply chain services. Our partner companies also typically provide customers with systems integration consulting services or stand alone services. For convenience throughout this Report, we generally refer to our partner companies’ businesses as software and services.
ITEM 1. Business
Business Overview
Internet Capital Group, Inc. (“ICG” or the “Company”) acquires and builds internet software and services companies that drive business productivity and reduce transaction costs between firms. ICG was formed on March 4, 1996 and is headquartered in Wayne, Pennsylvania. We view the Company as having two primary components: corporate and our partner companies. Corporate primarily holds our cash, short-term investments, marketable securities and ownership interests in partner companies. Our partner companies are grouped into two operating segments, consisting of the core segment and the other holdings segment. The core operating segment includes those partner companies in which the Company’s management takes a very active role in providing strategic direction and management assistance. ICG devotes its expertise and capital to maximizing the success of these core companies. The other holdings operating segment includes holdings in companies over which, in general, we have less influence due to the fact that they are public and/or we have a relatively small ownership stake. As of December 31, 2007, we have ownership interests in 17 companies.
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
Our operating strategy is to build and develop our partner companies by providing them with both human and financial resources. This support leverages the collective knowledge and best practices both within ICG and across our network of partner companies. Our resources include the experience, industry relationships and specific expertise of our management team, our partner companies’ management teams and our Board of Directors. We use these resources to actively support the business strategies, operations and management teams of our partner companies.
In 2005, following a period of years marked by the need to reduce costs and debt and a focus on a limited number of existing partner companies, the Company began looking to acquire stakes in new partner companies. Our goal is to acquire and build software companies that deliver on-demand or SaaS applications through the internet, and that automate a complex workflow process, and deliver a comprehensive solution comprised of software, content data and transaction capabilities. Some of these companies will have the potential to develop into an ecosystem whereby the growth in the number of customers improves the value to all customers. From a financial standpoint, we generally are targeting companies that have recurring customer revenue models under multi-year contracts with a relatively high proportion of costs being fixed.
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
During 2005, 2006 and 2007, the e-commerce market continued a period of development and growth as enterprises of all sizes and across all industries looked for vehicles to help them:
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
Because e-commerce can be used to build top line revenues in times of growth and new levels of efficiency in times of contraction, we believe that the benefits of e-commerce will be realized by businesses in times of economic growth or contraction.

Our Solution and Strategy
Our goal is to generate value for our stockholders by acquiring and building significant stakes in a network of partner companies comprised of leading software and services companies that drive productivity and reduce transaction costs between firms.
We were very active in acquiring new partner companies across many industries during 1999 and 2000, increasing our partner company network to 80 companies by late 2000. In late 2000, due to capital constraints, we reallocated our resources to focus on those certain partner companies that we believed presented the greatest potential value creation for ICG stockholders. Due to this increased focus on certain existing partner companies and our unwillingness to fund other existing partner companies, from early 2001 through the end of 2004, the number of companies in our network decreased and we did not acquire stakes in any new partner companies. In light of an improved financial position, in 2005 we began seeking to expand our existing network of partner companies. Since 2005, we have acquired interests in three new partner companies, WhiteFence, Inc. (f/k/a Qcorps Residential, Inc.) (“WhiteFence”), Vcommerce Corporation (“Vcommerce”) and Channel Intelligence, Inc. (“Channel Intelligence”). We continue to look to acquire interests in new partner companies and to increase our ownership positions in existing partner companies that we believe have the potential to create significant value for our stockholders.
Specifically, we seek to acquire interests in companies that offer solutions with one or more of the following attributes:
•	delivery through a Web-enabled software platform (ASP model);

•	automation of a complex workflow process, with focus on the “white space” between companies;

•	provision of a comprehensive solution, which includes software, content data and transaction capabilities (with content being a long-term differentiator);

•	ability to generate recurring revenue streams and to retain fixed costs;

•	delivery to clients through long-term relationships; and

•	potential to evolve into an ecosystem.
We believe that the expertise we have developed during our twelve-year active involvement with internet software and services companies allows us to identify companies that are positioned to succeed. We intend to continue to expand the network and focus on partner companies that we believe have significant long-term value potential.
After we identify an attractive potential partner company, we negotiate the acquisition of a stake in the company, in most cases seeking an interest with primary control. As a condition to an acquisition, we generally require representation on the company’s board of directors to ensure our ability to provide active guidance to the partner company. We structure acquisitions to permit the partner company’s management and key personnel to retain an equity stake in the company. During our negotiations with potential partner companies, we emphasize the value of our network and resources, which we believe give us a competitive advantage over other acquirers in successfully consummating transactions.
Upon acquiring an interest in a partner company, we assume an active role in building such company by providing both strategic guidance and operational support. We provide strategic guidance to our partner companies regarding market positioning, business model development and market trends. Our focus on the software and services markets and the knowledge base of our partner companies, our management and our Board of Directors give us valuable experience that we share with our partner companies. We assign an operations and finance team to the majority of our partner companies; this ICG team advises our partner companies’ management on day-to-day business and operational issues. Additionally, we provide operational support to our partner companies in the areas of finance, sales and marketing, business development, human resources and legal services. Once a company is integrated into our partner company network, our collective expertise is leveraged to help position these companies to produce high-margin, recurring and predictable earnings and generate long-term value that we believe can ultimately be captured for our stockholders through either a consolidation with ICG, an initial public offering, a strategic sale or a merger.

At December 31, 2007, our consolidated core partner companies consisted of:
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
At December 31, 2007, our core partner companies accounted for under the equity method consisted of:
Channel Intelligence
Channel Intelligence is a data solutions company that provides innovative suites of services for manufacturers, retailers and publishers that help consumers work with retailers to find and buy products, whether they start at retailer sites, manufacturer sites or destination shopping sites, through the use of Channel Intelligence’s patented optimization technology and data solutions.
Freeborders, Inc. (“Freeborders”)
Freeborders is a provider of technology solutions and outsourcing from China. Freeborders provides industry expertise to North American and European companies in financial services, technology, retail/consumer goods, manufacturing and transportation and logistics. Freeborders solutions help companies seeking cost-effective technology solutions.
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
StarCite, Inc. (“StarCite”)
StarCite provides a comprehensive suite of software applications and services to the meeting and events industry. StarCite helps drive efficiencies and cost savings to both corporate buyers and suppliers. Corporate, association and third-party meeting buyers rely on StarCite’s Enterprise Meeting Solutions for workflow, procurement, supply chain management, spend analysis and attendee management. Thousands of industry suppliers rely on the StarCite Online Marketplace, supplier marketing programs and enabling technologies to increase meeting revenues. StarCite’s international division represents destination management companies and other premier international travel suppliers, using both technology and traditional means.

Vcommerce
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
WhiteFence
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
At December 31, 2007, our other holdings partner companies primarily consisted of:
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
Captive Capital Corporation (“Captive Capital”)
Captive Capital creates and manages turn-key, multi-lender financing under its customers’ brand names. Through funding relationships with lenders, and syndication capabilities for large transactions, Captive Capital serves manufacturers and distributes throughout the U.S. and Canada.
Creditex Group Inc. (“Creditex”)
Creditex is a global market leader and innovator in the execution and processing of credit derivatives. A leading e-trading platform in credit derivatives, Creditex is used by credit derivatives traders at the world’s top financial institutions. The platform electronically executes credit default swap (“CDS”) indices, single-name CDS and standardized structured credit products. Creditex is also leading the industry in “straight-through processing” initiatives, allowing its growing client base to reduce operational risk and transaction costs.
Emptoris, Inc. (“Emptoris”)
Emptoris integrates spend analysis, sourcing, contract management, compliance, supplier performance management, and program management solutions that help customers optimize their businesses.
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
Concentration of Customer Base and Credit Risk
For the year ended December 31, 2007, one customer of ICG Commerce represented approximately 24% of the Company’s consolidated revenue. For the years ended December 31, 2007, 2006 and 2005, a second customer of ICG Commerce represented approximately 10%, 10% and 14%, respectively, of the Company’s consolidated revenue. Accounts receivable at December 31, 2007 related to the first customer referenced above was $1.4 million. Accounts receivable related to the second customer referenced above was less than $0.1 million and $1.1 million at December 31, 2007 and December 31, 2006, respectively.
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

Competition From Within our Network
We may compete with our partner companies to acquire interests in software and services companies and our partner companies may compete with each other for such opportunities. This competition may deter companies from partnering with us and may limit our business opportunities.
Employees
Our corporate headcount as of February 29, 2008 is 24. Headcount at our consolidated partner companies as of February 29, 2008 is 410. Although we believe our consolidated partner companies’ current staffing levels are adequate to conduct business, we cannot ensure that we and our consolidated partner companies will not need to increase headcount in the future.
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

ITEM 1A. Risk Factors
Our business involves a number of risks, some of which are beyond our control. You should carefully consider each of the risks and uncertainties we describe below and all of the other information in this Report before deciding to invest in our shares. The risks and uncertainties we describe below are not the only ones we face. Additional risks and uncertainties about which we currently do not know or that we currently believe to be immaterial may also adversely affect our business.
If general economic conditions are unfavorable, our partner companies may be unable to attract or retain customers, and the condition of our business may be adversely affected.
Numerous external forces, including an economic downturn, lack of consumer confidence, interest rate or currency rate fluctuations, fear of and actual acts of global terrorism and global military conflict, including hostilities in the Middle East involving United States armed forces, could affect the global and/or U.S. economy. If the economy is unfavorable, our partner companies’ customers and potential customers may be unwilling to spend money on technology-related goods or services. If our partner companies are unable to attract new customers or retain existing customers, the condition of our business may be adversely affected.
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
The following factors, among others, may add to our Common Stock price’s volatility:
•	general economic conditions, such as a recession or interest rate or currency rate fluctuations, and the reluctance of enterprises to increase spending on new technologies;

•	actual or anticipated variations in our quarterly results and those of our partner companies;

•	changes in the market valuations of our partner companies and other technology and internet companies;

•	conditions or trends in the information technology and e-commerce industries;

•	changes in our financial estimates and those of our partner companies by securities analysts;

•	new products or services offered by us, our partner companies and their competitors;

•	announcements by our partner companies and their competitors of technological innovations;

•	announcements by us, our partner companies or our competitors of significant acquisitions, strategic partnerships or joint ventures;

•	additional sales or repurchases of our securities; and

•	additions to or departures of our key personnel or key personnel of our partner companies.
Many of these factors are beyond our control. These factors may decrease the market price of our Common Stock.

Fluctuations in our quarterly results may adversely affect our stock price.
We expect that our quarterly results will fluctuate significantly due to many factors, including:
•	the acquisition of interests in partner companies;

•	the operating results of our partner companies;

•	sales of our ownership interests in our partner companies, which could cause us to recognize gains or losses under applicable accounting rules;

•	significant fluctuations in the financial results of information technology and e-commerce companies generally;

•	changes in equity losses or income;

•	changes in our methods of accounting for our partner company interests, which may result from changes in our ownership percentages of our partner companies;

•	the pace of development or a decline in growth of the information technology and e-commerce markets;

•	competition for the goods and services offered by our partner companies; and

•	our ability to effectively manage our growth and the growth of our partner companies.
If our operating results in one or more quarters do not meet securities analysts’ or investors’ expectations, the price of our Common Stock could decrease.
Fluctuation in the price of the common stock of our publicly-traded partner companies may affect the price of our Common Stock.
Currently, Blackboard and GoIndustry are our publicly-traded partner companies. Fluctuations in the price of Blackboard’s, GoIndustry’s or other future publicly-traded partner companies’ common stock are likely to affect the price of our Common Stock. The price of our publicly-traded partner companies’ common stock has been highly volatile. As of December 31, 2007, the market value of our interest in publicly-traded partner companies was $102.6 million, which was based upon a $40.25 per share closing price for Blackboard. On February 29, 2008, Blackboard closed at $28.77 per share. The results of operations and, accordingly, the price of the stock, of Blackboard and GoIndustry may be adversely affected by the occurrence of the risk factors contained in this Annual Report. In addition, the results of operations and stock price of Blackboard may be adversely affected by the risk factors in Blackboard’s SEC filings, which are publicly available at www.sec.gov, and the results of operations and common stock price of GoIndustry may be adversely affected by the factors set forth in GoIndustry’s submissions on the AIM market of the London Stock Exchange, which are publicly available at www.londonstockexchange.com.
Our business depends upon the performance of our partner companies, which is uncertain.
If our partner companies do not succeed, the value of our assets and the price of our Common Stock may decline. Economic, governmental, industry and company factors outside our control affect each of our partner companies. The material risks relating to our partner companies include:
•	fluctuations in the market price of the stock of Blackboard and GoIndustry, our publicly-traded partner companies, which are likely to affect the price of our Common Stock;

•	the fact that many of our partner companies have limited operating histories, have not yet attained significant revenues, are operating at or near break-even and may not achieve profitability in the near-term or at all;

•	decreased spending on information technology software and services and elongated sales cycles, which may prevent our partner companies from succeeding; and

•	intensifying competition for the products and services our partner companies offer, which could lead to the failure of some of our partner companies.
Of our $332.4 million in total assets as of December 31, 2007, $127.9 million, or 38.5%, consisted of ownership interests in our partner companies accounted for under the equity and cost methods of accounting. The carrying value of our partner company ownership interests includes our original acquisition cost, the effect of accounting for certain of our partner companies under the equity method of accounting and the effect of impairment charges recorded for the decrease in value of certain partner companies. The carrying value of our partner companies will be impaired and decrease if one or more of our partner companies do not succeed. This decline would likely affect the price of our Common Stock. As of December 31, 2007, the value of our publicly-traded partner companies reflected as “Marketable Securities” in our Consolidated Financial Statements net of “Hedges of Marketable Securities” was $84.4 million. A decline in the market value of our publicly-traded partner companies will likely cause a decline in the price of our Common Stock.
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
In addition, some of our partner companies compete to attract and retain a critical mass of buyers and sellers. Many companies offer solutions that compete with one or more of those offered by our partner companies. We expect that additional companies will offer competing solutions on a stand-alone or combined basis in the future. Furthermore, our partner companies’ competitors may develop products or services that are superior to, or have greater market acceptance than, the solutions offered by our partner companies.
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
During the year ended December 31, 2007, approximately 24% of our consolidated revenue related to one customer of ICG Commerce. For the years ended December 31, 2007, 2006 and 2005, approximately 10%, 10% and 14%, respectively, of our consolidated revenue related to a different customer of ICG Commerce. If our partner companies are not able to retain significant customers, such partner companies and our results of operations and financial position could be adversely affected.
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
One of our strategies is to maintain and increase our ownership in a small group of companies that we believe have major growth opportunities. We may not be able to achieve this goal because of limited resources and/or the unwillingness of such other comparison the other stockholders of such companies to enter into a transaction that would result in an increase in our ownership stake. Moreover, certain transactional growth opportunities, such as mergers and consolidations, may arise with respect to any of these select partner companies that would result in us owning a smaller percentage of the surviving or resulting company in the merger or consolidation (or an affiliate of any such company) than we held in our partner company prior to the consummation of any such transaction. In the event that any of these select partner companies enters into such a transaction, with or without our support, we may have a decreased ability to direct the policies and affairs of the partner company or the surviving entity following the consummation of the transaction.
We may have to buy, sell or retain assets when we would otherwise choose not to in order to avoid registration under the Investment Company Act, which would impact our business strategy.
Under the Investment Company Act of 1940, as amended (the “Investment Company Act”), a company is considered to be an investment company if, among other things, it is primarily engaged in the business of investing, reinvesting, owning, holding or trading in securities. It is not feasible for us to be regulated as an investment company because the Investment Company Act rules are inconsistent with our strategy of actively managing, operating and promoting collaboration among our network of partner companies. On August 23, 1999, the SEC granted our request for an exemption under Section 3(b)(2) of the Investment Company Act, declaring us to be primarily engaged in a business other than that of investing, reinvesting, owning, holding or trading in securities. This exemptive order reduces, but does not eliminate, the risk that we may have to take action to avoid registration as an investment company. For example, we might be considered to be in violation of our exemptive order if more than a certain percentage of our total assets consist of, or more than certain percentages of our income/loss and revenue over the last four quarters is derived from, ownership interests in companies that we do not primarily control. Because we do not have primary control of many of our partner companies, changes in the value of our interests in such partner companies and the income/loss and revenue attributable to such partner companies could subject us to regulation under the Investment Company Act unless we take precautionary steps. For example, we may retain interests in partner companies we would otherwise want to sell and we may sell stakes in non-controlled partner companies that we would otherwise want to retain. In order to ensure that the requisite percentage of our total assets relates to partner companies that we primarily control, we may participate in follow-on financings at our controlled partner companies and refrain from participating in such financings at our non-controlled partner companies. In addition, we may have to acquire additional income or loss generating majority-owned or controlled interests that we might not otherwise have acquired and may not be able to acquire “non-controlling” interests in companies that we would otherwise want to acquire.
Our accounting estimates with respect to the ultimate recoverability of our basis in our partner companies could change materially in the near term.
Our accounting estimates with respect to the useful life and ultimate recoverability of our carrying basis, including goodwill, in our partner companies could change in the near-term, and the effect of such changes on the financial statements could be significant. As of December 31, 2007, our recorded amount of carrying basis including goodwill is not impaired, but we cannot assure that our future results will confirm this assessment. We performed our latest annual impairment test during the fourth quarter of 2007 and will perform our next annual impairment test in the fourth quarter of 2008. In 2005, in conjunction with the CommerceQuest and Metastorm merger, we reevaluated our then current carrying value of CommerceQuest goodwill and recorded a goodwill impairment charge of $1.8 million and a $0.9 million intangible asset charge. It is possible that a significant write-down or write-off of partner company carrying basis, including goodwill, may be required in the future, or that a significant loss will be recorded in the future upon the sale of a partner company. A write-down or write-off of this type could cause a decline in the price of our Common Stock.
The loss of any of our or our partner companies’ executive officers or other key personnel or our or our partner companies’ inability to attract additional key personnel could disrupt our business and operations.
If one or more of our executive officers or key personnel, or our partner companies’ executive officers or key personnel, were unable or unwilling to continue in their present positions, or if we or our partner companies were unable to hire qualified personnel, our business and operations could be disrupted and our operating results and financial condition could be seriously harmed. The success of some of our partner companies also depends on their having highly trained technical and marketing personnel. A shortage in the number of trained technical and marketing personnel could limit the ability of our partner companies to increase sales of their existing products and services and launch new product offerings.
Our partner companies could make financial or other business decisions that are not in our best interests or that we do not agree with, which could impair the value of our partner company interests.
Although we generally seek a significant equity interest and participation in the management of our partner companies, we may not be able to control significant financial or other business decisions of our partner companies. In addition, although we currently own a large interest in several of our partner companies, we may not acquire or maintain a controlling interest in each partner company. Equity interests in partner companies in which we lack control or share control involve additional risks that could cause the performance of our interest and our operating results to suffer, including the management or a significant equity holder of a partner company having economic or business interests or objectives that are different from ours and partner companies or their significant equity holders disagreeing with our positions with respect to the financial or operating decisions made by the partner companies.
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
Since we allocate our financial resources to certain partner companies, our ownership interests in other partner companies have been and are likely to continue to be diluted due to our decision not to participate in financings. Additionally, in connection with new rounds of financing, our partner companies may create liquidation preferences that are senior to existing preferences. If we do not participate in these rounds, our rights to receive liquidation preferences upon a sale of the Company may be diminished at certain valuations. This dilution and the creation of senior liquidation preferences could result in a reduction in the value of our stakes in such partner companies.

We may compete with some of our partner companies, and our partner companies may compete with each other, which could deter companies from partnering with us and may limit future business opportunities.
We may compete with our partner companies to acquire interests in software and services companies, and our partner companies may compete with each other for software and services opportunities. This competition may deter companies from partnering with us and may limit our business opportunities.
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
Some of our partner companies may be subject to legal claims relating to the content on their websites, or the downloading and distribution of this content. Claims could involve matters such as defamation, invasion of privacy and copyright infringement. Providers of internet products and services have been sued in the past, sometimes successfully, based on the content of material. In addition, some of the content provided by our partner companies on their websites is drawn from data compiled by other parties, including governmental and commercial sources. The data may have errors. If any of our partner companies’ website content is improperly used, or if any of our partner companies supply incorrect information, an unexpected liability could result. Any of our partner companies that incur this type of unexpected liability may not have insurance to cover the claim or its insurance may not provide sufficient coverage. If our partner companies incur substantial cost because of this type of unexpected liability, the expenses incurred by our partner companies will increase and their profits, if any, will decrease.
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
Capacity limits on some of our partner companies’ technology, transaction processing systems and network hardware and software may be difficult to project, and our partner companies may not be able to expand and upgrade their systems to meet increased use. As traffic on our partner companies’ websites continues to increase, our partner companies must expand and upgrade their technology, transaction processing systems and network hardware and software. Our partner companies may be unable to accurately project the rate of increase in use of their websites. In addition, our partner companies may not be able to expand and upgrade their systems and network hardware and software capabilities to accommodate increased use of their websites. If our partner companies are unable to appropriately upgrade their systems and network hardware and software, the operations and processes of our partner companies may be disrupted.
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
If we, or our partner companies, are unable to obtain credit on favorable terms, our ability and the ability of our partner companies to grow may be impaired. This may require us or our partner companies to take other actions, such as borrowing money on terms that may be unfavorable, or divesting of assets prematurely to raise capital. While we attempt to operate our business in such a manner so as to be independent from the capital markets, there is no assurance that we will be successful in doing so. Our partner companies are also dependent on the capital markets to raise capital for their own purposes.
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
ITEM 1B. Unresolved Staff Comments
None.
ITEM 2. Properties
The location and general description of our properties as of February 29, 2008 are as follows:
Corporate Offices
Our corporate headquarters are located at 690 Lee Road, Suite 310 in an office facility located in Wayne, Pennsylvania, where we lease approximately 11,000 square feet.
Partner Company Properties
Our consolidated partner companies lease approximately 75,100 square feet of office, administrative, sales and marketing, operations and data center space, principally in Georgia, New York, Pennsylvania and Texas in the United States and an administrative office in China.

ITEM 3. Legal Proceedings
In May and June 2001, certain of the Company’s present directors, along with the Company, certain of its former directors, certain of its present and former officers and its underwriters, were named as defendants in nine class action complaints filed in the United States District Court for the Southern District of New York. The plaintiffs and the putative classes they seek to represent include present and former stockholders of the Company. The complaints generally allege violations of Sections 11 and 12 of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 10b-5 promulgated under the Exchange Act, based on, among other things, the dissemination of statements allegedly containing material misstatements and/or omissions concerning the commissions received by the underwriters of the initial public offering and follow-on public offering of the Company as well as failure to disclose the existence of purported agreements by the underwriters with some of the purchasers in these offerings to buy additional shares of the Company’s stock subsequently in the open market at pre-determined prices above the initial offering prices. The plaintiffs seek for themselves and the alleged class members an award of damages and litigation costs and expenses. The claims in these cases have been consolidated for pre-trial purposes (together with claims against other issuers and underwriters) before one judge in the Southern District of New York federal court. In April 2002, a consolidated, amended complaint was filed against these defendants which generally alleges the same violations and also refers to alleged misstatements or omissions that relate to the recommendations regarding the Company’s stock by analysts employed by the underwriters. In June and July 2002, defendants, including the Company defendants, filed motions to dismiss plaintiffs’ complaints on numerous grounds. The Company’s motion was denied in its entirety in an opinion dated February 19, 2003. In July 2003, a committee of the Company’s Board of Directors approved a proposed settlement with the plaintiffs in this matter, which was preliminarily approved by the District Court overseeing the litigation in February 2005. A final fairness hearing on the settlement was held on April 24, 2006. On December 5, 2006, however, the Second Circuit Court of Appeals reversed the certification of plaintiff classes in six actions related to other issuers that had been designated as test cases with respect to the non-settling defendants in those matters (the “Focus Cases”) and made other rulings that drew into question the legal viability of the claims in the Focus Cases. The Court of Appeals later rejected the plaintiffs’ request that it reconsider that decision. As a result, on June 25, 2007, the District Court approved a stipulation and order terminating the proposed settlement. While the Court of Appeals decision does not automatically apply to the case against the Company, the defendants have moved for an order that would apply the decision to all cases, including the consolidated action against the Company. On August 14, 2007, the plaintiffs filed an amended “master” complaint containing allegations purportedly common to all defendants in all actions and filed amended complaints containing specific allegations against the six issuer defendants in the Focus Cases. In addition, on September 27, 2007, the plaintiffs again moved to certify classes in each of the Focus Cases. The defendants in the Focus Cases have moved to dismiss the amended complaints. Rulings on both the motion to certify the Focus Cases as class actions and to dismiss those cases remain outstanding. The Court has approved a stipulation extending the time within which the plaintiffs must file amended pleadings containing specific allegations against the other issuer defendants, including the Company, and the time within which those defendants must move, answer or otherwise respond to those specific allegations.
ITEM 4. Submission of Matters to a Vote of Security Holders
No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal year 2007.

PART II
ITEM 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information. Our Common Stock is currently traded on the NASDAQ Global Market under the symbol “ICGE.” The price range per share reflected in the table below is the highest and lowest sale price for our Common Stock (post-split) as reported by the NASDAQ Global Market during each quarter period of our two most recent fiscal years.

	2007				2006
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31
	(1st)	(2nd)	(3rd)	(4th)	(1st)	(2nd)	(3rd)	(4th)
High	$12.54	$12.53	$13.30	$13.94	$10.04	$9.66	$9.65	$11.26
Low	$9.81	$10.50	$10.15	$10.51	$7.90	$7.57	$8.05	$9.04
Holders. As of February 29, 2008, there were 1,018 holders of record of our Common Stock, although there is a much larger number of beneficial owners.
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
The following graph presents a comparison of the Company’s stock performance with that of the Nasdaq Composite Index and the Goldman Sachs Technology Internet Index from December 31, 2002 to December 31, 2007.
COMPARISON OF CUMULATIVE TOTAL RETURN* SINCE DECEMBER 31, 2002
AMONG INTERNET CAPITAL GROUP, INC.,
THE NASDAQ COMPOSITE INDEX AND
THE GSTI INTERNET INDEX

*	$100 invested at closing prices on December 31, 2002 in ICGE shares or in a stock index, including reinvestment of dividends.

ITEM 6. Selected Consolidated Financial Data
The following table summarizes certain selected historical consolidated financial information of ICG that has been derived from our audited Consolidated Financial Statements for each one-year period for the five years ended December 31, 2007, 2006, 2005, 2004 and 2003. The financial information may not be indicative of our future performance. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the related Notes thereto included in this Report.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$52,923	$64,749	$47,568	$41,857	$57,915
Operating Expenses
Cost of revenue	39,523	42,439	28,460	21,464	33,565
Selling, general and administrative	32,781	42,108	40,795	31,239	43,138
Research and development	6,033	8,755	12,276	8,660	13,705
Amortization of intangibles	129	1,695	2,123	2,711	7,955
Impairment related and other	59	178	3,448	758	(1,777)

Total operating expenses	78,525	95,175	87,102	64,832	96,586

	(25,602)	(30,426)	(39,534)	(22,975)	(38,671)

Other income (loss), net	(167)	34,605	135,489	(106,178)	(58,706)
Interest income (expense), net	5,038	7,345	523	(3,630)	(15,301)

Income (loss) before income taxes, minority interest and equity loss	(20,731)	11,524	96,478	(132,783)	(112,678)
Income tax benefit (expense)	3,992	40	(18,640)	—	—
Minority interest	(468)	1,232	2,513	771	2,384
Equity loss	(14,416)	(5,461)	(6,703)	(5,893)	(14,540)

Income (loss) from continuing operations	(31,623)	7,335	73,648	(137,905)	(124,834)
Income (loss) on discontinued operations	995	8,289	(1,130)	2,588	(11,050)

Net income (loss)	$(30,628)	$15,624	$72,518	$(135,317)	$(135,884)

Basic Income (loss) Per Share:
Income (loss) from continuing operations	$(0.83)	$0.20	$1.98	$(3.86)	$(8.25)
Income (loss) on discontinued operations	0.02	0.22	(0.03)	0.07	(0.73)

Basic income (loss) per share	$(0.81)	$0.42	$1.95	$(3.79)	$(8.98)

Shares used in computation of basic income (loss) per share	37,916	37,570	37,109	35,713	15,130

Diluted Income (loss) Per Share:
Income (loss) from continuing operations	$(0.83)	$0.19	$1.76	$(3.86)	$(8.25)
Income (loss) on discontinued operations	0.02	0.22	(0.03)	0.07	(0.73)

Diluted income (loss) per share	$(0.81)	$0.41	$1.73	$(3.79)	$(8.98)

Shares used in computation of diluted income (loss) per share	37,916	38,106	43,670	35,713	15,130

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$82,031	$120,808	$147,912	$86,951	$77,590
Working capital (deficit)	$78,749	$78,939	$140,504	$72,932	$(124,479)
Total assets	$332,431	$354,427	$346,532	$277,606	$231,163
Other long-term debt, net of current portion	$191	$544	$4,407	$11	$30
Senior convertible notes	$—	$26,590	$37,000	$60,000	$—
Convertible subordinated notes	$—	$—	$—	$—	$173,919
Total stockholders’ equity (deficit)	$304,658	$298,538	$256,245	$165,107	$(19,294)

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
Executive Summary
The Company acquires and builds internet software and services companies that drive business productivity and reduce transaction costs between firms. The Company devotes its expertise and capital to maximizing the success of these platform companies, which are delivering software and service applications to customers worldwide. We view the Company as primarily having two components: corporate and our partner companies. Corporate primarily holds our cash, marketable securities and ownership interests in partner companies. Our partner companies are grouped into two operating segments consisting of the core segment and the Other Holdings segment. The core operating segment includes those partner companies in which the Company’s management takes a very active role in providing strategic direction and management assistance. The other holdings operating segment includes holdings in companies over which, in general, we have less influence due to the fact that they are public and/or we have a relatively small ownership stake. From time to time, partner companies are disposed of by ICG or cease operations.
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
Because we own significant interests in software and services companies, many of which have generated net losses, we have experienced, and expect to continue to experience, significant volatility in our quarterly results. While many of our partner companies have consistently reported losses, we have recorded net income in certain periods and experienced significant volatility from period-to-period due to infrequently occurring transactions and other events relating to our ownership interests in partner companies.

These transactions and events are described in more detail in our Notes to Consolidated Financial Statements and include dispositions of, and changes to, our partner company ownership interests, dispositions of our holdings of marketable securities and debt repurchases.
Liquidity and Capital Resources
The following table summarizes our and our consolidated subsidiaries’ cash and cash equivalents, restricted cash, marketable securities and senior convertible notes as of December 31, 2007 and 2006:

	December 31, 2007			December 31, 2006
		Consolidated			Consolidated
	Corporate	Subsidiaries	Total	Corporate	Subsidiaries	Total
	(in thousands)
Cash and cash equivalents	$69,125	$12,906	$82,031	$104,249	$16,559	$120,808
Restricted Cash (1)	—	5	5	—	33	33

	$69,125	$12,911	$82,036	$104,249	$16,592	$120,841

Marketable securities (2)	$84,376	$—	$84,376	$66,075	$—	$66,075

Senior convertible notes due April 2009 (3)	$—	$—	$—	$(26,590)	$—	$(26,590)

(1)	Restricted cash at December 31, 2007 and 2006 does not include $0.2 million and $0.3 million, respectively, of long-term restricted cash included in “Other” assets on the Company’s consolidated balance sheets.

(2)	Includes an offsetting liability of $3.7 million at December 31, 2007 and a contributing asset of $0.4 million at December 31, 2006 related to derivative instruments associated with the Company’s marketable securities.

(3)	ICG repurchased all outstanding senior convertible notes on February 12, 2007 for approximately $37.1 million in cash plus accrued interest.
We believe existing cash and cash equivalents and proceeds from the potential sales of all or a portion of our interests in certain marketable securities and partner companies to be sufficient to fund our cash requirements for the foreseeable future, including any future commitments to partner companies, debt obligations and general operations requirements. At December 31, 2007, as well as the date of this filing, we were not obligated for any significant funding and guarantee commitments to existing partner companies. We will continue to evaluate acquisition opportunities and may acquire additional ownership interests in new and existing partner companies in the next twelve months; however, such acquisitions will generally be made at our discretion.
Consolidated working capital remained relatively consistent from December 31, 2006 to December 31, 2007, primarily due to the proceeds received in the sale of Marketron partially offset by the repurchase of our convertible notes in February 2007.

Summary of Statements of Cash Flows

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Cash used in operating activities	$(16,075)	$(7,203)	$(51,055)
Cash provided by (used in) investing activities	$15,329	$(7,141)	$192,693
Cash provided by (used in) financing activities	$(37,960)	$(9,454)	$(29,179)
The increase in cash used in operating activities from 2006 to 2007 is primarily due to the receipt of a $8.1 million refund received in 2006 related to $26.9 million of estimated federal income tax payments paid in 2005. The decrease in cash used in operating activities from 2005 to 2006 is due to a reduction in operating loss in 2006 versus 2005 and the receipt in 2006 of the previously referred to tax refund.
The variability in cash provided by (used in) investing activities in 2007 versus 2006 versus 2005 is the result of net monetizations of ownership interests in partner companies and marketable securities in 2007 and 2005 versus net acquisition of ownership interests in partner companies in 2006.
The increase in cash used in financing activities from 2006 to 2007 is primarily related to repurchases of notes in 2007 versus proceeds from employee loan repayments in 2006 and a lower amount of notes repurchased in 2006. The decrease in cash used in financing activities from 2005 to 2006 is primarily related to proceeds from employee loan repayments in 2006 and a lower amount of notes repurchased in 2006 than 2005.
We and our consolidated subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. We do not expect any ultimate liability with respect to these actions will materially affect our financial position or cash flows.
Contractual Cash Obligations and Commercial Commitments
The following table summarizes our contractual cash obligations and commercial commitments as of December 31, 2007:

	Payments due by period
		Less
		than 1		3-5	More than
	Total	year	1-3 years	years	5 years
	(in thousands)
Operating leases	$3,793	$1,227	$1,713	$853	$—
Capital leases	226	106	120	—	—
Other borrowings	578	507	40	31	—

	$4,597	$1,840	$1,873	$884	$—

Off-Balance Sheet Arrangements
We are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Our Partner Companies
As of December 31, 2007, we owned interests in 17 partner companies that are categorized below based on segment and method of accounting.

CORE PARTNER COMPANIES (%Voting Interest)
Consolidated	Equity	Cost
ICG Commerce (65%)	Channel Intelligence (41%)	(none)
Investor Force (80%)	Freeborders (32%)
Metastorm (32%)
StarCite (26%)
Vcommerce (48%)
WhiteFence (35%)

OTHER HOLDINGS COMPANIES (%Voting Interest)
Consolidated	Equity	Cost
(none)	GoIndustry (31%) (2)	Anthem (9%)
Blackboard (1)
Captive Capital (5%)
Creditex (13%)
Emptoris (5%)
Entegrity Solutions (2%)
Jamcracker (2%)
Tibersoft (5%)

(1)	As of February 29, 2008, we own 2,187,060 shares of Blackboard (NASDAQ:BBBB) See “Note 4 — Marketable Securities” to Consolidated Financial Statements.

(2)	As of February 29, 2008, we own 133,832,852 shares, or approximately 29% of the voting securities, of GoIndustry. GoIndustry’s common stock is traded on the AIM market of the London Stock Exchange under ticker symbol GOI. See “Note 3 – Ownership Interests in Partner Companies, Goodwill and Intangibles, net” to Consolidated Financial Statements.
Results of Operations
The following table summarizes the unaudited selected financial information related to our segments. Each segment includes the results of our consolidated partner companies and records our share of the earnings and losses of partner companies accounted for under the equity method of accounting. The partner companies included within the segments are consistently the same 17 partner companies for 2007, 2006 and 2005. Additionally, Channel Intelligence, Vcommerce and WhiteFence, the partner companies in which we acquired an interest after January 1, 2005, are included in the core segment from their respective acquisition dates. The method of accounting for any particular partner company may change based on our ownership interest.
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

Segment Information
(in thousands)

				Reconciling Items
				Discontinued
		Other	Total	Operations and			Consolidated
	Core	Holdings	Segment	Dispositions	Corporate	Other	Results
For the Year Ended December 31, 2007
Revenues	$52,923	$—	$52,923	$—	$—	$—	$52,923
Net income (loss)	$(18,194)	$(856)	$(19,050)	$1,849	$(17,022)	3,595	$(30,628)

For the Year Ended December 31, 2006
Revenues	$64,749	$—	$64,749	$—	$—	$—	$64,749
Net income (loss)	$(15,089)	$592	$(14,497)	$7,824	$(13,788)	36,085	$15,624

For the Year Ended December 31, 2005
Revenues	$47,568	$—	$47,568	$—	$—	$—	$47,568
Net income (loss)	$(21,386)	$(5,597)	$(26,983)	$195	$(18,473)	$117,779	$72,518
For the Years Ended December 31, 2007, 2006 and 2005
Results of Operations — Core Companies
The following presentation of our Results of Operations – Core Companies includes the results of our consolidated core partner companies and our share of the results of our equity method core partner companies.

	Year Ended December 31,
Selected data:	2007	2006	2005
	(in thousands)
Revenues	$52,923	$64,749	$47,568

Cost of revenue	(39,523)	(42,840)	(28,460)
Selling, general and administrative	(11,101)	(20,809)	(22,420)
Research and development	(6,033)	(8,779)	(12,276)
Amortization of intangibles	(129)	(1,695)	(2,123)
Impairment related and other	(59)	(178)	(347)

Operating expenses	(56,845)	(74,301)	(65,626)

Interest and other	451	51	(897)
Income taxes	(309)	—	—
Equity loss	(14,414)	(5,588)	(2,431)

Net loss	$(18,194)	$(15,089)	$(21,386)

Revenues
Revenue decreased $11.8 million, from $64.7 million in 2006 to $52.9 million in 2007. The primary driver of the decrease is attributable to the deconsolidation of StarCite for all of 2007. StarCite completed a transaction to merge with OnVantage, Inc. on December 29, 2006. Following the closing of the transaction, our ownership interest in the combined entity is accounted for under the equity method of accounting and StarCite revenue is not consolidated. The 2007 revenue decrease was partially offset by increased revenues at ICG Commerce.
Revenue increased $17.2 million, from $47.6 million in 2005 to $64.7 million in 2006. The primary drivers of the revenue increase were increased revenues at ICG Commerce and StarCite being consolidated through December 29, 2006 versus only the second half of 2005; the increase was offset by CommerceQuest being deconsolidated in the fourth quarter of 2005.

Operating Expenses
Operating expenses decreased $17.5 million, from $74.3 million in 2006 to $56.8 million in 2007. The primary driver of the decrease is attributable to the deconsolidation of StarCite for all of the 2007 period versus being included for all of the 2006 period.
Operating expenses increased $8.7 million, from $65.6 million in 2005 to $74.3 million in 2006. The increase was the result of the consolidation of StarCite through December 29, 2006 versus only the second half of 2005 and increased operating expenses at ICG Commerce.
Equity Loss
A portion of our net results from our core companies is derived from those partner companies in which we hold a substantial minority ownership interest. Our share of the net income or net losses of these companies is recorded in our Consolidated Statements of Operations under “Equity loss.”

	Year Ended December 31,
Selected data:	2007	2006	2005
	(in thousands)
Total revenues	$167,161	$74,887	$25,867
Total net loss	$(35,874)	$(17,900)	$(7,443)
Our share of total net loss (“equity loss”)	$(14,414)	$(5,588)	$(2,431)
The 2007 increases over 2006 are primarily the result of the inclusion of StarCite as an equity method core company for all of 2007 after its previously mentioned merger with OnVantage and the addition of Channel Intelligence for all of 2007. The 2006 increase over 2005 is primarily the result of the additions of Metastorm and WhiteFence for all of 2006 and Vcommerce from the date of its acquisition early in 2006. Our share of the net loss also increased in 2007 versus the prior periods as those companies where our ownership had increased relative to prior years (primarily Channel Intelligence and Vcommerce) experienced an increase in net losses as these companies continue to increase operating expenses to expand market share.
Results of Operations – Other Holdings Companies
The following presentation of our Results of Operations – Other Holdings Companies includes the results of our consolidated other holdings partner companies and our share of the results of our equity method other holdings partner companies.

	Year Ended December 31,
Selected data:	2007	2006	2005
	(in thousands)
Revenues	$—	$—	$—
Operating expenses	—	—	—
Interest and other	—	—	—
Equity income (loss)	(856)	592	(5,597)

Net income (loss)	$(856)	$592	$(5,597)

Equity loss related to our other holdings increased from 2006 to 2007 as a result of GoIndustry recording more net losses in 2007 versus 2006. Equity income (loss) improved for 2006 versus 2005 primarily due to GoIndustry recording an impairment to their goodwill in 2005.
Results of Operations – Reconciling Items
Discontinued Operations and Dispositions
The following is a summary of the components included in “Discontinued Operations and Dispositions,” a reconciling item for segment reporting purposes:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Discontinued operations	$995	$8,289	$(1,130)
Equity income (loss) of partner companies sold/disposed of	854	(465)	1,325

Net income	$1,849	$7,824	$195

In 2006, Investor Force completed the sale of its database division to Morningstar, Inc. (“Morningstar”) for $10.0 million. In 2005, ICG Commerce entered into an agreement to sell its German subsidiary for nominal consideration. In 2007 and 2006, the Company received $0.2 million and $0.1 million, respectively, of additional proceeds from the sale of the assets of Delphion, Inc. In accordance with Statement of Financial Accounting Standards (“SFAS”) SFAS No. 144, these three operations have been treated as discontinued operations. Accordingly, the operating results of these discontinued operations have been presented separately from continuing operations and include the gains or losses recognized on disposition. See Note 7 to our Consolidated Financial Statements.
Cash proceeds to Investor Force of $9.0 million were received in August 2006 and $1.0 million was received in August 2007. The Company recorded a gain of approximately $7.0 million and $1.0 million on this transaction in 2006 and 2007, respectively. The remaining $0.2 million loss for 2007 and the $1.2 million of income from discontinued operations related to the 2006 operating activities of the Investor Force database division.
The impact to our consolidated results of equity method partner companies in which we have sold or disposed of our ownership interest, or which have ceased operations during 2007, 2006 and 2005 is also included in the caption “Dispositions” for segment reporting purposes. Equity income primarily relating to Marketron in 2007, 2006 and 2005 is partially offset by the equity income (loss) relating to additional losses at eCredit.com, Inc. (“eCredit”) and ComputerJobs.com, Inc. (“ComputerJobs”) in 2006 and 2005.

Corporate

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
General and administrative	$(21,680)	$(20,874)	$(18,779)
Interest income (expense), net	4,658	7,086	306

Net loss	$(17,022)	$(13,788)	$(18,473)

General and Administrative
Our general and administrative expenses increased $0.8 million in 2007 from 2006, primarily due to increased employee costs and other outside services of $1.7 million partially offset by a decrease in stock-based compensation of $0.9 million.
Our general and administrative expenses increased $2.1 million in 2006 from 2005, primarily due to an increase in stock-based compensation of $3.3 million, offset by reductions in legal costs associated with the settlement of litigation.
Interest Income/Expense
The net $2.4 million decrease in our net interest income (expense) from 2006 to 2007 is attributable to a decrease in the average cash balance from 2006 to 2007.
The net $6.8 million increase in our net interest income (expense) from 2005 to 2006 is attributable to a reduction in average principal amount of convertible notes outstanding from 2005 to 2006 and an increase in the average cash balance and interest rates during the same period.
Other

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Other income (loss), net	$(238)	$34,813	$136,603
Income tax benefit (expense)	4,301	40	(18,640)
Impairments	—	—	(2,697)
Minority interest	(468)	1,232	2,513

Net income (loss)	$3,595	$36,085	$117,779

Other Income (Loss), Net
Other income (loss), net was a loss of $0.2 million in 2007. The primary driver of the loss was the loss on the note repurchases offset by the gain on the sale of Marketon. See Note 15 to our Consolidated Financial Statements.
Other income (loss), net was income of $34.8 million in 2006 and income of $136.6 million in 2005. The income in 2006 and 2005 is primarily the result of gains on the sales of partner companies and marketable securities. See Note 15 to our Consolidated Financial Statements.

Income Tax
Our net deferred tax asset of $476.8 million at December 31, 2007 consists of deferred tax assets of $506.5 million, relating primarily to partner company basis differences, capital and net operating loss carry forwards, offset by deferred tax liabilities of $29.7 million, primarily related to unrealized appreciation in marketable securities. We have recorded a full valuation allowance against our net deferred tax assets at December 31, 2006 and 2007.
The income tax benefit recorded in 2007 represents the amount that can be carried back to 2005. The income tax expense in 2005 was the result of the income for the year being greater than the amount of carry forward losses that we were permitted to utilize due to the limitations imposed as a result of the change in ownership experienced by us in 2004.
See Note 12 to our Consolidated Financial Statements.
Impairment Charges
We continually evaluate the carrying values of our partner companies. Additionally, we operate in industries that are rapidly evolving, extremely competitive and where many businesses have experienced difficulty in raising additional capital necessary to fund operating losses. Based on our periodic review of our partner company carrying values, impairment charges of $2.7 million were recorded in 2005. Additionally, we recorded other than temporary impairment charges related to our marketable securities totaling $1.3 million in 2005. These charges are included in “Other income (loss)” above.
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
Valuation of Goodwill, Intangible Assets and Ownership Interests in Partner Companies
We perform ongoing business reviews and annual goodwill impairment tests in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” and other impairment tests in accordance with Accounting Principles Board (“APB”) Opinion No. 18, “Equity Method Investments” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and use quantitative and qualitative measures to assess the need to record impairment losses on goodwill, intangible assets and ownership interests in our partner companies when impairment indicators are present. Where impairment indicators are present, we determine the amount of the impairment charge as the excess of the carrying value over the fair value. We determine fair value using a combination of the discounted cash flow methodology, which is based upon converting expected future cash flows to present value, and the market approach, which includes analysis of market price multiples of companies engaged in lines of business similar to the company being evaluated. The market price multiples are selected and applied to the company based on relative performance, future prospects and risk profile of the company in comparison to the guideline companies. Significant assumptions relating to future operating results must be made when estimating the future cash flows associated with these companies. Significant assumptions relating to achievement of business plan objectives and milestones must be made when evaluating whether impairment indicators are present. Should unforeseen events occur or should operating trends change significantly, additional impairment losses could occur.
Revenue Recognition
ICG Commerce may assume all or a part of a customer’s procurement function as part of sourcing arrangements. Typically, in these engagements, ICG Commerce is paid a fixed fee agreed upon in advance and/or a fee based on a percentage of the amount spent by its customers’ respective purchasing departments in the specified areas ICG Commerce manages. Additionally, in some cases, ICG Commerce has the opportunity to earn additional fees based on the level of savings achieved for customers. ICG Commerce recognizes revenue as earned, which is typically over the life of the customer contract, which approximates the life of the customer relationship, and any additional fees as earned.
StarCite was a consolidated company through December 29, 2006, at which time it merged with another company, reducing our ownership interest to 26%, and became an equity method company. StarCite’s revenues were primarily derived from hotel media marketing packages, attendee management software, site selection and various enabling technologies. Marketing package, attendee management software and enabling technology revenues were recognized over the life of the contract, which approximated the life of the customer relationship and typically ranged from one to three years. Site selection revenues were recognized at the time the meeting occurred, which assumed no significant performance obligation remained.
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
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which is applicable for fiscal years beginning after November 15, 2007. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Although SFAS No. 157 does not require any new fair value measurements, its application may, for some entities, change current practices related to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS No. 157 is effective for us for the fiscal year beginning January 1, 2008 and will be applied prospectively. We do not expect the adoption of SFAS No. 157 and its related pronouncements to have a material impact on our financial statements. In February 2008 the FASB issued a Staff Position that will partially defer the effective date of SFAS No. 157 for one year for certain non-financial assets and non-financial liabilities and remove certain leasing transactions from the scope of SFAS No. 157.
On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Under this Standard, we may elect to report cost and equity partner companies, marketable securities, hedges and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable.  SFAS No. 159 is effective for us for the fiscal year beginning January 1, 2008. We have elected not to apply the fair value option to any of our current eligible financial assets and liabilities.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141(R) amends the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for our fiscal year beginning on January 1, 2009, and we will apply prospectively to all business combinations subsequent to our effective date.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51.” SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the controlling and noncontrolling interests and requires the separate disclosure of income attributable to controlling and noncontrolling interests. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, which is our fiscal year beginning January 1, 2009. We are currently evaluating the impact that the adoption of SFAS No. 160 will have on our consolidated financial statements.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to equity price risks on the marketable portion of our equity securities. Our public holdings at December 31, 2007 include equity positions in companies in sectors that have experienced significant historical volatility in their stock prices. A 20% adverse change in equity prices, based on a sensitivity analysis of our public holdings as of December 31, 2007, would result in approximately a $18 million decrease in the fair value of our public holdings. Through December 31, 2007, the Company has entered into cashless collar contracts with various expiration dates in 2010 to hedge 1,625,000 shares of its total holdings of 2,187,060 shares of Blackboard common stock at weighted average minimum and maximum prices per share of $24.27 and $56.35, respectively. Each of these contracts limits the Company’s exposure to price declines in the underlying equity securities. Additionally, each of these contracts limits the Company’s maximum benefits from price increases in the underlying equity securities.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Internet Capital Group, Inc.:
We have audited the accompanying consolidated balance sheets of Internet Capital Group, Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Internet Capital Group, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U. S. generally accepted accounting principles.
As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Internet Capital Group, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 17, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Philadelphia, Pennsylvania
March 17, 2008

INTERNET CAPITAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2006
	(in thousands, except per share data)
Assets
Current Assets
Cash and cash equivalents	$82,031	$120,808
Restricted cash	5	33
Accounts receivable, net of allowance ($44-2007; $137-2006)	7,769	6,273
Prepaid expenses and other current assets	6,883	2,557

Total current assets	96,688	129,671
Marketable securities	88,029	65,718
Fixed assets, net	1,723	1,847
Ownership interests in Partner Companies	127,888	137,911
Goodwill	17,084	17,084
Intangibles, net	139	182
Other	880	2,014

Total Assets	$332,431	$354,427

Liabilities and Stockholders’ Equity
Current Liabilities
Senior convertible notes	$—	$26,590
Current maturities of other long-term debt	613	947
Accounts payable	1,624	4,123
Accrued expenses	2,871	4,420
Accrued compensation and benefits	9,554	9,222
Deferred revenue	3,277	5,430

Total current liabilities	17,939	50,732
Other long-term debt	191	544
Hedges of marketable securities	3,653	—
Other	847	490
Minority interests	5,143	4,123

	27,773	55,889

Stockholders’ Equity
Preferred stock, $0.01 par value; 10,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value; 2,000,000 shares authorized, 38,651 (2007) and 38,598 (2006) issued and outstanding	39	39
Additional paid-in capital	3,567,495	3,552,681
Accumulated deficit	(3,347,723)	(3,317,095)
Accumulated other comprehensive income	84,847	62,913

Total Stockholders’ Equity	304,658	298,538

Total Liabilities and Stockholders’ Equity	$332,431	$354,427

See accompanying notes to Consolidated Financial Statements.

INTERNET CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
	(in thousands, except per share data)
Revenues	$52,923	$64,749	$47,568

Operating expenses
Cost of revenue	39,523	42,439	28,460
Selling, general and administrative	32,781	42,108	40,795
Research and development	6,033	8,755	12,276
Amortization of intangibles	129	1,695	2,123
Impairment related and other	59	178	3,448

Total operating expenses	78,525	95,175	87,102

	(25,602)	(30,426)	(39,534)
Other income (loss), net	(167)	34,605	135,489
Interest income	5,338	9,519	3,890
Interest expense	(300)	(2,174)	(3,367)

Income (loss) before income taxes, minority interest and equity loss	(20,731)	11,524	96,478
Income tax benefit (expense)	3,992	40	(18,640)
Minority interest	(468)	1,232	2,513
Equity loss	(14,416)	(5,461)	(6,703)

Income (loss) from continuing operations	(31,623)	7,335	73,648
Income (loss) on discontinued operations	995	8,289	(1,130)

Net income (loss)	$(30,628)	$15,624	$72,518

Basic income (loss) per share:
Income (loss) from continuing operations	$(0.83)	$0.20	$1.98
Income (loss) on discontinued operations	0.02	0.22	(0.03)

	$(0.81)	$0.42	$1.95

Shares used in computation of basic income (loss) per share	37,916	37,570	37,109

Diluted income (loss) per share:
Income (loss) from continuing operations	$(0.83)	$0.19	$1.76
Income (loss) on discontinued operations	0.02	0.22	(0.03)

	$(0.81)	$0.41	$1.73

Shares used in computation of diluted income (loss) per share	37,916	38,106	43,670

See accompanying notes to Consolidated Financial Statements.

INTERNET CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional		Unamortized	Notes	Accumulated Other
	Common Stock		Paid-In	Accumulated	Deferred	Receivable-	Comprehensive
	Shares	Amount	Capital	Deficit	Compensation	Stockholders	Income	Total
	(in thousands)
Balance as of December 31, 2004	38,388	$38	$3,525,596	$(3,405,237)	$(3,634)	$(300)	$48,644	$165,107
Amortization of deferred compensation	—	—	—	—	3,507	—	—	3,507
Impact of partner company equity transactions (Note 3)	—	—	2,271	—	—	—	—	2,271
Issuance of restricted stock	819	1	6,013	—	(6,014)	—	—	—
Amortization of stock appreciation rights	—	—	824	—	—	—	—	824
Issuance of deferred stock units to Board of Directors	109	—	809	—	(543)	—	—	266
Repurchase of Common Stock from former employees	(2)	—	—	—	—	—	—	—
Stock-based compensation tax benefit	—	—	133	—	—	—	—	133
Net unrealized appreciation in marketable securities and reclassification adjustments	—	—	—	—	—	—	11,619	11,619
Net income	—	—	—	72,518	—	—	—	72,518

Balance as of December 31, 2005	39,314	39	3,535,646	(3,332,719)	(6,684)	(300)	60,263	256,245
Reclassification of unamortized deferred compensation upon adoption of SFAS No. 123R	—	—	(6,684)	—	6,684	—	—	—
Share-based compensation expense related to restricted stock	—	—	2,559	—	—	—	—	2,559
Impact of partner company equity transactions (Note 3)	—	—	15,169	—	—	—	—	15,169
Issuance of restricted stock	50	—	—	—	—	—	—	—
Forfeitures of restricted stock	(37)	—	(129)	—	—	—	—	(129)
Share-based compensation related to stock appreciation rights and stock options	—	—	4,716	—	—	—	—	4,716
Issuance of deferred stock units to Board of Directors	56	—	674	—	—	—	—	674
Repurchase of Common Stock from current and former employees	(785)	—	—	—	—	128	—	128
Stockholder loans principal payments	—	—	730	—	—	125	—	855
Forgiveness of stockholder loans	—	—	—	—	—	47	—	47
Net unrealized appreciation in marketable securities and reclassification adjustments	—	—	—	—	—	—	2,650	2,650
Net income	—	—	—	15,624	—	—	—	15,624

Balance as of December 31, 2006	38,598	39	3,552,681	(3,317,095)	—	—	62,913	298,538
Share-based compensation expense related to restricted stock	—	—	2,334	—	—	—	—	2,334
Impact of partner company equity transactions (Note 3)	—	—	7,309	—	—	—	—	7,309
Issuance of restricted stock	15	—	—	—	—	—	—	—
Forfeitures of restricted stock	(36)	—	—	—	—	—	—	—
Share-based compensation related to stock appreciation rights and stock options	—	—	4,031	—	—	—	—	4,031
Issuance of deferred stock units to Board of Directors	74	—	808	—	—	—	—	808
Equity-based compensation tax benefit	—	—	332	—	—	—	—	332
Minority owners share of AOCI of consolidated subsidiary	—	—	—	—	—	—	(19)	(19)
Net unrealized appreciation in marketable securities and reclassification adjustments	—	—	—	—	—	—	21,953	21,953
Net income (loss)	—	—	—	(30,628)	—	—	—	(30,628)

Balance as of December 31, 2007	38,651	$39	$3,567,495	$(3,347,723)	$—	$—	$84,847	$304,658

See accompanying notes to Consolidated Financial Statements.

INTERNET CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Net income (loss)	$(30,628)	$15,624	$72,518

Other comprehensive income (loss)
Unrealized holding gains in marketable securities	22,333	7,674	25,940
Reclassification adjustments/realized net (gains) loss on marketable securities	(380)	(5,024)	(14,567)
Other accumulated other comprehensive income (loss)	(19)	—	246

Sub-total	21,934	2,650	11,619

Comprehensive income (loss)	$(8,694)	$18,274	$84,137

See accompanying notes to Consolidated Financial Statements.

INTERNET CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Operating Activities
Net income (loss)	$(30,628)	$15,624	$72,518
Adjustments to reconcile net loss to cash used in operating activities:
(Income) loss from discontinued operations	(995)	(8,289)	1,130
Depreciation and amortization	1,502	3,395	3,691
Impairment related and other	59	373	2,941
Equity-based compensation	7,781	7,680	4,339
Equity loss	14,416	5,461	6,703
Other (income) loss	167	(34,605)	(135,489)
Minority interest	468	(1,232)	(2,513)
Changes in assets and liabilities, net of effect of acquisitions:
Restricted cash	99	122	156
Accounts receivable, net	(1,452)	(1,395)	(4,631)
Prepaid expenses and other assets	(4,526)	6,990	949
Accounts payable	486	(3,019)	(6,711)
Accrued expenses	(1,247)	1,075	2,506
Deferred revenue	(2,153)	(762)	600
Other liabilities	(52)	3,261	3,553

Cash flows provided by (used in) operating activities of continuing operations	(16,075)	(5,321)	(50,258)
Cash flows from operating activities of discontinued operations	—	(1,882)	(797)

Cash used in operating activities	(16,075)	(7,203)	(51,055)

Investing Activities
Capital expenditures, net	(1,226)	(2,265)	(965)
Purchases of short-term investments	—	—	(10,597)
Proceeds of short-term investments	—	5,000	63,537
Proceeds from sales of marketable securities	24	5,554	19,153
Proceeds from sales of partner company ownership interests	34,725	40,720	141,719
Proceeds from sale of discontinued operations	1,200	9,125	—
Acquisitions of ownership interests in Partner Companies, net	(19,394)	(63,292)	(22,471)
Other acquisitions, net	—	(536)	—
Increase in cash due to consolidation of Partner Companies	—	—	2,331
Reduction in cash due to deconsolidation of partner company	—	(1,447)	—

Cash flows provided by (used in) investing activities of continuing operations	15,329	(7,141)	192,707
Cash flows from investing activities of discontinued operations	—	—	(14)

Cash provided by (used in) investing activities	15,329	(7,141)	192,693

Financing Activities
Repurchase of senior convertible notes	(37,087)	(12,768)	(28,405)
Long term debt and capital lease obligations, net	(873)	(1,310)	(774)
Repayments of loans from employees	—	4,624	—

Cash flows provided by (used in) financing activities of continuing operations	(37,960)	(9,454)	(29,179)
Cash flows from financing activities of discontinued operations	—	—	—

Cash provided by (used in) financing activities	(37,960)	(9,454)	(29,179)
Net increase (decrease) in Cash and Cash Equivalents	(38,706)	(23,798)	112,459
Effect of exchange rates on cash	(71)	65	496
Cash and Cash Equivalents at the beginning of year	120,808	144,541	31,586
Cash and Cash Equivalents at end of year	82,031	120,808	144,541

Less Cash and Cash Equivalents of discontinued operations at the end of year	—	—	1,882

Cash and Cash Equivalents of continuing operations at the end of year	$82,031	$120,808	$142,659

See accompanying notes to Consolidated Financial Statements.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. The Company
Description of the Company
Internet Capital Group, Inc. (the “Company”) acquires and builds internet software and services companies that drive business productivity and reduce transaction costs between firms. Founded in 1996, the Company devotes its expertise and capital to maximizing the success of these platform companies, which deliver software and service applications to customers worldwide.
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
2. Significant Accounting Policies
Basis of Presentation
The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. The Consolidated Financial Statements also include the following majority-owned subsidiaries for all or a portion of the periods indicated, each of which has been consolidated since the date the Company acquired majority voting control (collectively, the “Consolidated Subsidiaries”):

Year Ended December 31,
2007	2006	2005
ICG Commerce	ICG Commerce	ICG Commerce
Investor Force	Investor Force	CommerceQuest (2)
	StarCite (1)	Investor Force (3)
StarCite (4)
The Consolidated Balance Sheets include the following majority-owned subsidiaries:

December 31,
2007	2006
ICG Commerce	ICG Commerce
Investor Force	Investor Force

(1)	On December 29, 2006, StarCite completed a transaction in which it merged with OnVantage, Inc. Beginning on December 29, 2006, the Company’s ownership interest in the combined entity is accounted for under the equity method of accounting. See Note 3.

(2)	In October 2005, CommerceQuest, a consolidated Partner Company, was acquired by Metastorm in exchange for an equity interest in Metastorm. Beginning October 1, 2005 (see Note 3), Metastorm was accounted for as an equity method Partner Company.

(3)	Investor Force became a consolidated Partner Company on January 1, 2005.

(4)	StarCite became a consolidated Partner Company on June 8, 2005. The results of operations of StarCite from June 8, 2005 to June 30, 2005 were not material and were not included in the Consolidated Statements of Operations through June 30, 2005. StarCite’s results of operations are included in the Consolidated Statements of Operations beginning July 1, 2005.

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
Although the Company’s ownership percentage in GoIndustry AG exceeded 50% at December 31, 2005, the Company did not consolidate GoIndustry AG, due to the existence of certain minority voting rights in accordance with Emerging Issues Task Force (“EITF”) No. 96-16, “Investor’s Accounting for an Investee When an Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights.” At December 31, 2007, the Company owns 31% of GoIndustry. See Note 4.
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
The Company continually evaluates the carrying value of its ownership interests in each of its Partner Companies for possible impairment based on achievement of business plan objectives and milestones, the value of each ownership interest in the Partner Company relative to carrying value, the financial condition and prospects of the Partner Company, and other relevant factors. The business plan objectives and milestones the Company considers include, among others, those related to financial performance, such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature, such as obtaining key business partnerships or the hiring of key employees. Impairment charges are determined by comparing the estimated fair value of a Partner Company with its carrying value. Fair value is determined by estimating the cash flows related to the asset, including estimated proceeds on disposition.
The Company’s policy is to perform its annual impairment testing for all Partner Companies and goodwill in the fourth quarter of each fiscal year. The Company performed its annual impairment test during the fourth quarter of fiscal 2007 and concluded that the carrying value of its ownership interest in Partner Companies, goodwill and intangibles, net was not impaired. At December 31, 2007, the Company’s carrying value of its ownership interests in Partner Companies totaled $127.9 million, goodwill totaled $17.1 million and intangibles, net totaled $0.1 million.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. Significant Accounting Policies — (Continued)
Revenue Recognition
During 2007, the Company’s revenues were primarily attributable to ICG Commerce. During 2006, the Company’s revenues were primarily attributable to ICG Commerce and StarCite. During 2005, the Company’s revenues were primarily attributable to ICG Commerce, StarCite and CommerceQuest.
ICG Commerce generates revenue from sourcing consulting and procurement outsourcing services. Procurement outsourcing services generally include a combination of services and technology designed to help companies achieve unit cost savings and process efficiencies. ICG Commerce earns fees for implementation services, start-up services, content and category management (which may include sourcing as described below), hosting fees, buying center management fees, and certain transaction fees. ICG Commerce estimates the total contract value under these arrangements and generally recognizes revenue under these arrangements, excluding transaction fees and gain-share fees, on a straight-line basis over the term of the contract, which approximates the life of the customer relationship. Fees subject to guaranteed savings provisions are deferred until the contingency is achieved or it is determined from existing data and past experience that the savings will be achieved, and then recognized on a straight-line basis over the remaining life of the contract, which approximates the life of the customer relationship. Sourcing programs are engagements in which ICG Commerce negotiates prices from certain suppliers on behalf of its customers in certain categories in which ICG Commerce has sourcing expertise. Under sourcing programs, either the customer pays a fixed-fee or a gain-share amount for use of the negotiated rates. In fixed-fee sourcing arrangements, revenue is recognized on a proportional performance basis, provided that there is no uncertainty as to ICG Commerce’s ability to fulfill its obligations under the contract or other services that are to be rendered under the contract. Gain-share sourcing revenue is recognized when earned.
StarCite was a consolidated company through December 29, 2006. StarCite’s revenues were primarily derived from hotel media marketing packages, attendee management software, site selection and various enabling technologies. Marketing packages, attendee management software and enabling technology revenues were recognized over the life of the contract, which approximated the life of the customer relationship and typically ranged from one to three years. Site selection revenues were recognized at the time the meeting occured, when no significant performance obligation remained.
CommerceQuest was a consolidated company through September 30, 2005, at which time it was acquired by Metastorm and became an equity method company. CommerceQuest recognized revenue from software license fees and services. CommerceQuest sold its software directly to end users, as well as through resellers. Fees from licenses were recognized as revenue upon contract execution, provided all delivery obligations had been met, fees were fixed or determinable, collection was probable, and vendor-specific objective evidence existed for the undelivered elements of the arrangement. Maintenance revenue was recognized ratably over the term of the maintenance contract. Consulting and training revenue was recognized when the services were performed. Implementation fees, which did not relate to software license fees, including start-up fees, were deferred and generally recognized as revenue over the term of the arrangement.
Deferred Revenue
Deferred revenue consists primarily of payments received in advance of revenue being earned under procurement sourcing arrangements.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. Significant Accounting Policies — (Continued)
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. These estimates include evaluation of the Company’s holdings in its Partner Companies, holdings in marketable securities, asset impairment, revenue recognition, income taxes and commitments and contingencies. Certain amounts recorded to reflect the Company’s share of losses of Partner Companies accounted for under the equity method are based on unaudited results of operations of those Partner Companies and may require adjustments in the future when audits of these entities are made final. In 2007, those amounts were not material. It is reasonably possible that the Company’s accounting estimates with respect to the useful life of intangible assets and the ultimate recoverability of ownership interests in Partner Companies and goodwill could change in the near term and that the effect of such changes on the financial statements could be material. At year end, the Company believes the recorded amount of ownership interests in Partner Companies and goodwill is not impaired.
Cash and Cash Equivalents
The Company considers all highly liquid instruments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Cash and cash equivalents at December 31, 2007 and 2006 were invested principally in money market accounts and commercial paper.
Restricted Cash
The Company considers cash that is legally restricted and cash that is held as a compensating balance for letter of credit arrangements as restricted cash. At December 31, 2007 and 2006, restricted cash was held primarily in money market accounts. Long-term restricted cash of $0.2 million at December 31, 2007 and $0.3 million at December 31, 2006 is included in “Other” assets on the Company’s Consolidated Balance Sheets.
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
Financial Instruments
Cash and cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates fair value due to the short-term maturity of these instruments. Marketable securities are carried at fair value. The Company’s senior convertible notes had a fair value of approximately $32.5 million at December 31, 2006 versus a carrying value of $26.6 million as of the same date. Fair value of the Company’s senior convertible notes was determined by obtaining thinly traded market quotes. The Company repurchased the remaining $26.6 million in principal amount of outstanding senior convertible notes on February 12, 2007 for $37.1 million in cash plus accrued interest. See Note 5.
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
Because the Company has incurred losses for 2007, the effects of potentially dilutive securities are not included, as they would be anti-dilutive. See Note 17.
Issuances of Stock by Partner Companies
The effects of any changes in the Company’s ownership interest resulting from the issuance of equity capital by a Partner Company accounted for under the consolidation or equity method of accounting are accounted for pursuant to Staff Accounting Bulletin (“SAB”) No. 51, “Accounting for the Sales of Stock of a Subsidiary.” SAB No. 51 requires the difference between the carrying amount of the Company’s investment in the Partner Company and the underlying net book value of the Partner Company after the issuance of stock by the Partner Company be reflected as either a gain or loss in the Company’s Consolidated Statements of Operations if the appropriate recognition criteria has been met or reflected as an equity transaction in the Company’s Consolidated Statements of Stockholders’ Equity. During the years ended December 31, 2007, 2006 and 2005, all such gains and losses have been recorded in the Company’s Consolidated Statements of Stockholders’ Equity. See Note 3.
Escrowed Proceeds
When an interest in one of the Company’s partner companies is sold, a portion of the sale consideration may be held in escrow primarily to satisfy purchase price adjustments and/or indemnity claims. The Company records escrow arrangements at the time the Company is entitled to the escrow proceeds, the amount is fixed or determinable and realization is assured. At December 31, 2007, the Company has aggregate contingent gains of $6.6 million associated with these outstanding escrows set to lapse at various dates within the next three years, subject to indemnity claims pursuant to the terms of the specific sale agreements. See Note 3.
Concentration of Customer Base and Credit Risk
For the year ended December 31, 2007, one customer of ICG Commerce represented approximately 24% of the Company’s consolidated revenue. For the years ended December 31, 2007, 2006 and 2005, a second customer of ICG Commerce represented approximately 10%, 10% and 14%, respectively, of the Company’s consolidated revenue. Accounts receivable at December 31, 2007 related to the first customer referenced above was $1.4 million. Accounts receivable related to the second customer referenced above was less than $0.1 million and $1.1 million at December 31, 2007 and December 31, 2006, respectively.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. Significant Accounting Policies — (Continued)
Stock Based Compensation
The Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) on January 1, 2006 using the modified prospective method. Under the modified prospective method, stock-based compensation expense recognized in the year ended December 31, 2006 includes (i) compensation expense for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123,“Accounting for Stock-Based Compensation,” and (ii) compensation expense for all share-based payments granted, modified or settled subsequent to January 1, 2006. The Company generally recognizes compensation expense for awards granted after December 31, 2005 on a straight-line basis over the vesting period of the awards. Fair value for stock options and stock appreciation rights (“SARs”) is determined using the Black-Scholes model and the expense is amortized over the vesting period. See Note 11.
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
The following table illustrates the effect on the Company’s net income (loss) and net income (loss) per share as if the fair value based method of SFAS No. 123 had been applied to all awards:

Year Ended December 31, 2005
(in thousands, except per share data)
Net income (loss), as reported	$72,518
Stock-based employee compensation expense included in reported net income (loss)	4,339
Total stock-based employee compensation expense determined under fair-value-based method for all awards	(8,305)

Pro forma net income (loss)	$68,552

Net income (loss) per basic share, as reported	$1.95
Net income (loss) per diluted share, as reported	$1.73
Pro forma net income (loss) per basic share	$1.85
Pro forma net income (loss) per diluted share	$1.64
The Company also included its share of its Partner Companies’ SFAS No. 123 pro forma expense in the Company’s SFAS No. 123 pro forma expense. Private Partner Companies utilized a the minimum value method for valuing their stock options.

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
In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements,” which is applicable for fiscal years beginning after November 15, 2007. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Although SFAS No. 157 does not require any new fair value measurements, its application may, for some entities, change current practices related to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. SFAS No. 157 is effective for the Company for fiscal year beginning January 1, 2008 and will be applied prospectively. In February 2008, the FASB issued a staff position that will partially defer the effective date of SFAS No. 157 for one year for certain non-financial assets and non-financial liabilities and remove certain leasing transactions from the scope of SFAS No. 157. The Company does not expect the adoption of SFAS No. 157 and its related pronouncements to have a material impact on the Company’s financial statements.
On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Under this Standard, the Company may irrevocably elect to report cost and equity method partner companies, marketable securities, hedges and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. This election is irrevocable. The Company has elected not to apply the fair value option to any of the Company’s current eligible financial assets and liabilities.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141(R) amends the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for the Company on January 1, 2009, and the Company will apply prospectively to all business combinations subsequent to the effective date.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51.” SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the controlling and noncontrolling interests and requires the separate disclosure of income attributable to controlling and noncontrolling interests. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, which is January 1, 2009 for the Company. The Company is currently evaluating the impact that the adoption of SFAS No. 160 will have on the Company’s consolidated financial statements.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. Significant Accounting Policies — (Continued)
SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS No. 160 shall be applied prospectively. SFAS No. 160 would have an impact on the presentation and disclosure of the noncontrolling interests of any non wholly-owned businesses acquired in the future. The Company is currently evaluating the impact of the adoption of SFAS No. 160 on its financial statements.
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

	December 31,	December 31,
	2007	2006
	(in thousands)
Goodwill	$17,084	$17,084

Intangibles, net	$139	$182

Ownership interests in Partner Companies — Equity Method	$98,144	$109,288
Ownership interests in Partner Companies — Cost Method	29,744	28,623

	$127,888	$137,911

In 2007, the Company acquired 14.0% of an early stage technology company for $2.2 million in cash which will be accounted for under the cost method of accounting.
The following table summarizes the activity related to Goodwill:

Goodwill at December 31, 2005	$17,794
Additional acquisition of ICG Commerce	697
Deconsolidation of StarCite	(2,102)
Additional acquisition of Investor Force	695

Goodwill at December 31, 2006	17,084
No 2007 activity	—

Goodwill at December 31, 2007	$17,084

As of December 31, 2007 and December 31, 2006, all of the Company’s goodwill was allocated to the core segment.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Ownership Interests in Partner Companies, Goodwill and Intangibles, net — (Continued)
Intangibles, net are shown in the tables below:

		As of December 31, 2007
		(in thousands)
	Useful	Gross Carrying	Accumulated	Net Carrying
Intangible Assets	Life	Amount	Amortization	Amount
Technology(1)	3 years	$7,580	$(7,441)	$139

(1)	Net carrying amount primarily represents purchased software
In 2007, ICG Commerce wrote off $10.6 million in gross carrying amount and $10.6 million of accumulated amortization. These intangibles were fully amortized prior to write off.

		As of December 31, 2006
		(in thousands)
	Useful	Gross Carrying	Accumulated	Net Carrying
Intangible Assets	Life	Amount	Amortization	Amount
Technology(1)	1.5-5 years	$18,051	$(17,869)	$182

(1)	Net carrying amount primarily represents purchased software
Amortization expense for intangible assets during the three years ended December 31, 2007, 2006 and 2005 was $0.1 million, $1.7 million and $2.1 million, respectively. The Company amortizes intangibles using the straight line method. Estimated amortization expense for the fiscal year ending December 31, 2008 is $0.1 million.
Remaining estimated amortization expense is as follows (in thousands):

December 31, 2008	$97
December 31, 2009	31
December 31, 2010	11

Remaining amortization expense	$139

Other Consolidated Company Information
During the year ended December 31, 2006, ICG Commerce cancelled outstanding employee stock options and issued restricted stock to employees and issued equity with vesting restrictions to ICG Commerce’s new CEO. Accordingly, the Company recorded its share of this Partner Company’s equity adjustment of $1.5 million as a decrease to “Additional paid-in capital” on the Consolidated Balance Sheets.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Ownership Interests in Partner Companies, Goodwill and Intangibles, net — (Continued)
Acquisitions — Consolidated Companies
During 2006 and 2005, the Company acquired additional ownership positions in three Partner Companies, Investor Force, ICG Commerce and StarCite, which were accounted for under the purchase method of accounting. The purchase price, including the carrying value of the ownership interest for Partner Companies previously accounted for under the equity method, has been allocated to the assets and the liabilities based upon their fair values at the date of the acquisition. The assets and liabilities for the these acquisitions were allocated as follows (in thousands):

	Investor Force	ICG Commerce	StarCite
Net Assets Acquired:
Goodwill	$695	$697	$2,102
Customer base	—	—	2,513
Technology	—	—	75
Tradename	—	—	179
Other net assets (liabilities)	(695)	233	(1,659)

	$—	$930	$3,210

The following reflects unaudited selected pro forma financial information had the Company consolidated StarCite for the year ended December 31, 2005: revenue, net income (loss) and net income (loss) per diluted share would have been $54.9 million, $72.3 million and $1.73 per diluted share, respectively.
Deconsolidation/Disposition
On December 29, 2006, StarCite merged with OnVantage, Inc. Following completion of the transaction, the Company’s ownership interest is 26% in the combined entity and is accounted for under the equity method of accounting. Based on the estimated fair value of the combined entity, the Company recorded its share of the difference between the fair value and book value of StarCite deemed sold in relation to StarCite’s merger with OnVantage of $11.3 million as an increase to “Additional paid-in capital” on its Consolidated Balance Sheets. The amount of goodwill and intangibles, net on the Company’s Consolidated Balance Sheets related to StarCite prior to the transaction was $2.1 million and $1.4 million, respectively.
In October 2005, CommerceQuest, then a consolidated Partner Company, was acquired by Metastorm. Metastorm was an unrelated entity at the time of the transaction. In exchange for its interest in CommerceQuest and as a result of a concurrent financing and a subsequent financing, the Company now owns 32% of Metastorm. Based on the estimated fair value of the Company’s ownership interest in Metastorm, the Company recorded an impairment charge of approximately $2.7 million during the year ended December 31, 2005 related to $1.8 million of goodwill and $0.9 million of intangibles. The amount of goodwill on the Company’s Consolidated Balance Sheet related to CommerceQuest prior to the impairment was $27.1 million. Beginning October 1, 2005, Metastorm has been accounted for under the equity method of accounting.
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

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Ownership Interests in Partner Companies, Goodwill and Intangibles, net — (Continued)
Equity Method Companies
The following unaudited summarized financial information relates to the Company’s Partner Companies accounted for under the equity method of accounting at December 31, 2007 and 2006. This aggregate information has been compiled from the financial statements of the respective equity method Partner Companies.
Balance Sheets (Unaudited)

	As of December 31,
	2007 (1)	2006 (2)
	(in thousands)
Cash, cash equivalents and short-term investments	$41,317	$52,170
Other current assets	85,806	50,763
Other non-current assets	171,609	128,946

Total assets	$298,732	$231,879

Current liabilities	$105,158	$81,145
Non-current liabilities	11,584	13,470
Long-term debt	15,992	14,377
Stockholders’ equity	165,998	122,887

Total liabilities and stockholders’ equity	$298,732	$231,879

Total carrying value	$98,144	$109,288

(1)	Includes (ICG voting ownership): Channel Intelligence (41%), Freeborders (32%), GoIndustry (31%), Metastorm (32%), StarCite (26%), Vcommerce (48%) and WhiteFence (35%).

(2)	Includes (ICG voting ownership): Channel Intelligence (40%), Freeborders (34%), GoIndustry (35%), Marketron (38%), Metastorm (41%), StarCite (26%), Vcommerce (43%) and WhiteFence (36%).
As of December 31, 2007, the Company’s carrying value in equity method Partner Companies, in the aggregate, exceeded the Company’s share of the net assets of these equity method Partner Companies by approximately $45.9 million. This excess is allocated $44.5 million to goodwill, which is not amortized, and $1.4 million to intangibles, which are generally being amortized over 3 years.
In 2006, GoIndustry, in connection with a reverse merger, began listing its securities on the AIM market of the London Stock Exchange. As of December 31, 2007, the Company held 81,141,902 shares of GoIndustry stock with a fair value of approximately $18.2 million (determined using the closing price on the AIM market) versus a carrying value of $10.1 million. Also, see subsection “Other Equity Company Information” below.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Ownership Interests in Partner Companies, Goodwill and Intangibles, net — (Continued)
Results of Operations (Unaudited)

	Year Ended December 31,
	2007(1)	2006(2)	2005 (3)
	(in thousands)
Revenues	$212,457	$203,547	$210,635

Net income (loss)	$(35,027)	$(22,640)	$(8,514)

Total equity income (loss)	$(14,416)	$(5,461)	$(6,703)

(1)	Includes Channel Intelligence, Freeborders, GoIndustry, Marketron (to date of disposition), Metastorm, StarCite, Vcommerce and WhiteFence.

(2)	Includes Channel Intelligence (from date of acquisition), ComputerJobs (to date of disposition), eCredit (to date of disposition), Freeborders, GoIndustry, Marketron, Metastorm, Vcommerce (from date of acquisition) and WhiteFence.

(3)	Includes ComputerJobs, Co-nect (to date of disposition), CreditTrade (to date of disposition), eCredit, Freeborders, GoIndustry, LinkShare (to date of disposition), Marketron, Metastorm (from date of acquisition) and WhiteFence (from date of acquisition).
Other Equity Company Information
In 2007, Metastorm issued equity in conjunction with a financing and an acquisition transaction. As a result of these transactions, the company’s ownership in Metastorm was reduced from 41% to 32%. The reduction in the Company’s ownership interest in Metastorm was accounted for as a disposition of shares and resulted in a dilution gain for accounting purposes. The dilution gain totaled $2.2 million and was recorded as a equity transaction, with an increase to “Additional paid-in capital,” primarily due to Metastorm being a private company.
Additionally in 2007, two of the Company’s equity method Partner Companies completed respective financing rounds. Accordingly, the Company recorded its share of these Partner Companies equity adjustments of a $0.1 million net increase to “Additional paid-in capital” on the Consolidated Balance Sheets.
In 2007 and 2006, GoIndustry issued equity in conjunction with a financing round and reverse merger. As a result of these transactions, the Company’s ownership in GoIndustry was reduced from 35% to 31%. The reduction in the Company’s ownership interest in GoIndustry was accounted for as a disposition of shares and resulted in a dilution gain for accounting purposes. The dilution gains totaled $5.0 million in 2007 and $5.4 million in 2006 and were recorded as equity transactions, with increases to “Additional paid-in capital,” primarily due to additional capital transactions being contemplated as set forth in SAB No. 51. Additionally, in February 2008, GoIndustry issued equity in conjunction with a financing and an acquisition transaction. In conjunction with the financing, the Company purchased an additional 52,690,950 shares of GoIndustry in exchange for $10.5 million. At February 29, 2008, the Company owns 133,832,852 shares of GoIndustry, or approximately 29% of the outstanding shares.
During the year ended December 31, 2005, one of the Company’s equity method Partner Companies completed a financing round. Accordingly, the Company recorded its share of this Partner Company’s equity adjustment of $2.3 million as an increase to “Additional paid-in capital” on the Consolidated Balance Sheets.
In 2007, the Company sold its ownership in Marketron for gross proceeds of $36.7 million, of which approximately $4.8 million was placed in escrow and is to be released over a three-year period, subject to purchase price adjustment and indemnity claims pursuant to the terms of the related agreement. The Company recorded a gain on the transaction of $8.2 million, which is included in “Other income (loss), net” on the Company’s Consolidated Statements of Operations. Additionally, the Company received $0.6 million of the escrowed amounts during the three months ended September 30, 2007 and recorded a gain of $0.6 million which is included in “Other income (loss), net” on the Company’s Consolidated Statements of Operations. The remaining $4.2 million in escrow will be recognized as additional gains if and when the amount of the escrow proceeds is fixed or determinable and realization is assured.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Ownership Interests in Partner Companies, Goodwill and Intangibles, net — (Continued)
In 2006, CreditTrade completed a merger with a subsidiary of Creditex. The Company received approximately $19.0 million in cash for its ownership interest in CreditTrade, of which approximately $1.8 million has been placed in escrow for eighteen months and is subject to potential indemnification claims under the terms of the merger agreement. The Company’s carrying value in CreditTrade on its Consolidated Balance Sheets prior to the transaction was approximately $4.0 million. In a separate transaction in November 2006, the Company purchased capital stock of Creditex representing an approximate 15% ownership interest in Creditex for approximately $27.7 million. The Company recorded these transactions based upon the fair value of each entity. The fair value of CreditTrade was based upon the sales transaction (and an independent appraisal) and the fair value of the Company’s ownership in Creditex was based upon an independent appraisal. As a result, the Company recorded a gain of $10.2 million in 2006 related to this transaction that is reflected in “Other income (loss), net” on the Company’s Consolidated Statements of Operations and will record an additional gain to the extent any escrow releases are received. Because of the Company’s level of ownership in Creditex, Creditex is accounted for under the cost method of accounting as of the transaction completion in November 2006.
During 2005, the Company sold its ownership interest in LinkShare Corporation (“LinkShare”) for approximately $150.1 million in net consideration. The Company received $135.4 million in 2005 and $14.7 million in 2006, and recorded a gain of $118.8 million in 2005 and $14.0 million in 2006. The gain in 2006 primarily related to the escrow release. The gains are reflected on the line item “Other income (Loss), net” on the Company’s Consolidated Statements of Operations.
Additionally, during 2007, 2006 and 2005, the Company sold its ownership interests in various other Partner Companies in exchange for cash and contingent consideration. The residual gain of $1.0 million in 2007 primarily related to the gains associated with the escrow releases at Co-nect and ComputerJobs. The residual gain of $6.8 million in 2006 primarily related to the gains on the sales of ComputerJobs and eCredit. A gain of $6.5 million in 2005 primarily related to the gain on the sale of the Company’s ownership interest in Co-nect of $5.3 million other and escrow releases.
4. Marketable Securities and Related Derivatives
Marketable securities represent the Company’s holdings in equity securities. The cost, unrealized holding gains/(losses), and fair value of marketable securities at December 31, 2007 and December 31, 2006 were as follows:

			Unrealized
	Common Shares		Holding
	Owned	Cost	Gains/(Losses)	Fair Value
	(in thousands, except shares)
December 31, 2007
Blackboard	2,187,060	$3,162	$84,867	$88,029

		$3,162	$84,867	$88,029

December 31, 2006
Blackboard	2,187,060	$3,162	$62,536	$65,698
Other		—	20	20

		$3,162	$62,556	$65,718

During the year ended December 31, 2006, the Company sold 693,042 shares of Traffic.com, Inc. (“Traffic.com”) for proceeds of $5.5 million. Traffic.com became a public company in January 2006. During the year ended December 31, 2005, the Company sold 825,000 shares of Blackboard and received proceeds of $16.1 million. During the year ended December 31, 2005, the Company sold its holdings of Arbinet-thexchange Inc. (“Arbinet”) and Verticalnet, Inc. (“Verticalnet”) and received aggregate proceeds of $3.1 million. The gains on the Traffic.com, Blackboard, Arbinet and Verticalnet sales are reflected in

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. Marketable Securities and Related Derivatives — (Continued)
“Other income (loss), net” in the Company’s Consolidated Statements of Operations for the year ended December 31, 2006 and 2005, respectively.
The amounts reflected as the Company’s cost for Blackboard, Arbinet and Verticalnet include the carrying value on the date these Partner Companies converted to marketable securities and the value of warrants exercised.
The Company manages its exposure to, and benefits from, price fluctuations of Blackboard common stock by using derivatives (hedges). Through December 31, 2007, the Company has entered into cashless collar contracts with various expiration dates in 2010 to hedge 1,625,000 shares of its total holdings of 2,187,060 shares of Blackboard common stock at weighted average minimum and maximum prices per share of $24.27 and $56.35, respectively. These instruments are marked to market through earnings. In future quarters, the marked to market impact will generally be an expense if Blackboard’s stock price rises or income if Blackboard’s stock price declines. If the Company holds these hedges through their maturity dates and Blackboard’s stock price remains within the weighted average minimum and maximum prices per share, the value of the hedges will be zero at maturity. The fair value of these instruments was a liability of $3.7 million at December 31, 2007, which is included in “Hedges of marketable securities” in the Company’s Consolidated Balance Sheets. The marked to market impact to earnings of these instruments was an expense of $3.7 million for the year ended December 31, 2007, respectively, based on Blackboard’s closing stock price of $40.25 at the end of the year, which is reflected in “Other income (loss), net” on the Company’s Consolidated Statements of Operations.
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
Except for certain permitted senior indebtedness and liens created in connection with certain hedging transactions, the notes (i) were senior to all other indebtedness, (ii) prohibited incurring or guaranteeing additional indebtedness, (iii) prohibited liens on Company assets, (iv) prohibited redemptions of the Company’s Common Stock, except in certain instances and (v) prohibited the payment of dividends and the distribution of any material assets of the Company to stockholders.
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
In February 2007, the Company repurchased and extinguished the remaining $26.6 million in principal amount of its April 2009 senior convertible notes for $37.1 million plus accrued interest. The Company recorded a loss of $10.9 million on these repurchases, including $0.3 million for the acceleration of deferred financing fees. The loss was included in “Other income (loss), net” for the year ended December 31, 2007.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5. Debt — (Continued)
The Company recorded interest expense related to these notes of $0.2 million, $1.5 million and $2.8 million for the years ended December 31, 2007, 2006 and 2005, respectively. Deferred financing fees related to the senior convertible notes of $1.6 million were being amortized over the life of the notes. Included in “Prepaid expenses and other current assets” in the accompanying Consolidated Balance Sheets at December 31, 2006 were $0.4 million of deferred financing fees. The Company expensed $0.1 million, $0.2 million and $0.3 million relating to these fees in the years ended December 31, 2007, 2006 and 2005, respectively.
Other Long-Term Debt
The Company’s other long-term debt at December 31, 2007 and 2006 relates to its consolidated Partner Companies, ICG Commerce and Investor Force, and primarily consists of secured notes due to the current shareholders of ICG Commerce’s former German subsidiary.

		As of December 31,
	Interest Rates	2007	2006
		(in thousands)
Capital leases	10.1 -11.5%	$226	$168
Other Debt	5.0-10.3%	578	1,323

		804	1,491
Current maturities		(613)	(947)

Other long-term debt		$191	$544

The Company’s other long-term debt matures as follows: $0.6 million, $0.1 million and $0.1 million in 2008, 2009 and 2010, respectively.
Loan and Credit Agreements
On September 30, 2002, the Company entered into a loan agreement with Comerica Bank (the “Loan Agreement”) to provide for the issuance of letters of credit up to $20 million, subject to a cash-secured borrowing base as defined by the Loan Agreement. The Loan Agreement was reduced to $10 million in 2004. In December 2007, the Loan Agreement was extended to December 13, 2008. Issuance fees of 0.50% per annum of the face amount of each letter of credit will be paid to Comerica Bank subsequent to issuance. The Loan Agreement also is subject to a 0.25% per annum unused commitment fee payable to the bank quarterly. No amounts were outstanding at December 31, 2007 or 2006.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6. Fixed Assets
Fixed assets consist of the following:

		As of December 31,
	Useful Life	2007	2006
		(in thousands)
Computer equipment and software, office equipment and furniture	3-10 years	$15,808	$14,768
Leasehold improvements	1-5 years	787	677

		16,595	15,445
Less: accumulated depreciation and amortization		(14,872)	(13,598)

		$1,723	$1,847

Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was $1.4 million, $1.7 million and $1.1 million, respectively. The Company uses the straight line method of depreciation.
7. Discontinued Operations
In August 2006, Investor Force completed the sale of its database division to Morningstar for $10.0 million. Cash proceeds to Investor Force of $9.0 million were received in August 2006, and $1.0 million was received in August 2007. The Company recorded a gain of approximately $7.0 million on this transaction in 2006 and $1.0 million in 2007.
Investor Force’s database division had revenues of $1.6 million until the sale in August 2006 and $3.0 million for the year ended December 31, 2005. The Company’s share of net loss for the 2006 operating activities of Investor Force’s database division was $0.2 million in the year ended December 31, 2007 and net income of $1.2 million for the year ended December 31, 2006.
In 2005, ICG Commerce entered into an agreement to sell its German subsidiary for nominal consideration. The sale closed in January 2006. ICG Commerce’s German subsidiary had revenues of $9.8 million for the year ended December 31, 2005. The Company recorded a loss of $2.3 million on this transaction in December 2005. The Company’s share of net losses for ICG Commerce’s German subsidiary was $0.7 million for the year ended December 31, 2005.
During 2007 and 2006, the Company received $0.2 million and $0.1 million, respectively, of additional proceeds from the sale of the assets of Delphion, Inc.
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
The core operating segment includes those partner companies in which the Company’s management takes a very active role in providing strategic direction and management assistance. The other holdings operating segment includes holdings in companies over which, in general, we have less influence due to the fact that they are public or we have a relatively small ownership stake.
Approximately 10% of the Company’s consolidated revenues for the year ended December 31, 2007 relates to sales generated in the United Kingdom. As of December 31, 2007, 2006 and 2005, the Company’s assets were located primarily in the United States.
The following summarizes selected information related to the Company’s segments for the years ended December 31, 2007, 2006 and 2005. All significant intersegment activity has been eliminated. Assets are owned or allocated assets are used by each operating segment.

Segment Information
(in thousands)
				Reconciling Items
				Discontinued
				Operations
		Other	Total	and			Consolidated
	Core	Holdings	Segment	Dispositions*	Corporate	Other**	Results
Year Ended December 31, 2007
Revenues	$52,923	$—	$52,923	$—	$—	$—	$52,923
Net income (loss)	$(18,194)	$(856)	$(19,050)	$1,849	$(17,022)	$3,595	$(30,628)
Assets	$153,365	$14,982	$168,347	$—	$164,084	$—	$332,431
Capital Expenditures, net	$(1,163)	$—	$(1,163)	$—	$(63)	$—	$(1,226)

Year Ended December 31, 2006
Revenues	$64,749	$—	$64,749	$—	$—	$—	$64,749
Net income (loss)	$(15,089)	$592	$(14,497)	$7,824	$(13,788)	$36,085	$15,624
Assets	$149,594	$9,781	$159,375	$22,535	$172,517	$—	$354,427
Capital Expenditures, net	$(2,037)	$—	$(2,037)	$—	$(228)	$—	$(2,265)

Year Ended December 31, 2005
Revenues	$47,568	$—	$47,568	$—	$—	$—	$47,568
Net income (loss)	$(21,386)	$(5,597)	$(26,983)	$195	$(18,473)	$117,779	$72,518
Assets	$97,483	$3,836	$101,319	$36,102	$209,111	$—	$346,532
Capital Expenditures, net	$(830)	$—	$(830)	$—	$(135)	$—	$(965)

*	Discontinued operations represents net income of $995 and $8,289 for the years ended December 31, 2007 and 2006, respectively, and net loss of $(1,130) for the year ended December 31, 2005. All other amounts relate to dispositions for the years ended December 31, 2007, 2006 and 2005.

**	Other reconciling items to net income (loss) are as follows:

	Year Ended December 31,
	2007	2006	2005
Other income (loss) (Note 15)	$(238)	$34,813	$136,603
Taxes	4,301	40	(18,640)
Minority interest	(468)	1,232	2,513
Impairment of consolidated Partner Companies	—	—	(2,697)

	$3,595	$36,085	$117,779

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9. Parent Company Financial Information
Parent company financial information is provided to present the financial position and results of operations of the Company and its wholly-owned subsidiaries as if the Partner Companies accounted for under the consolidation method of accounting were accounted for under the equity method of accounting for all applicable periods presented. The Company’s share of the consolidated Partner Companies’ losses is included in “Equity loss” in the Parent Company Statements of Operations for all periods presented based on the Company’s ownership percentage in each period. The carrying value of the consolidated companies as of December 31, 2007 and 2006 is included in “Ownership interests in Partner Companies” in the Parent Company Balance Sheets.
Parent Company Balance Sheets

	December 31,
	2007	2006
	(in thousands)
Assets
Cash and cash equivalents	$69,125	$104,249
Other current assets	6,286	1,904

Current assets	75,411	106,153
Ownership interests in Partner Companies	149,407	159,356
Marketable securities	88,029	65,718
Other	644	1,837

Total assets	$313,491	$333,064

Liabilities and stockholders’ equity
Current portion of senior convertible notes	$—	$26,590
Current liabilities	4,666	7,936
Hedges of marketable securities	3,653	—
Non-current liabilities	495	—
Stockholders’ equity	304,677	298,538

Total liabilities and stockholders’ equity	$313,491	$333,064

Parent Company Statements of Operations

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Revenues	$—	$—	$—
Operating expenses
General and administrative	21,680	20,874	18,779
Impairment related and other	—	—	2,697

Total operating expenses	21,680	20,874	21,476

	(21,680)	(20,874)	(21,476)
Other income (loss), net *	(37)	42,059	136,603
Interest income (expense), net	4,658	7,086	306

Income (loss) before income taxes and equity loss	(17,059)	28,271	115,433

Income tax benefit (expense)	4,301	40	(18,640)
Equity loss	(17,870)	(12,687)	(24,275)

Net income (loss)	$(30,628)	$15,624	$72,518

*	For purposes of Parent Company reporting, discontinued operations (see Note 7) are included in the “Other income (loss), net” line item.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9. Parent Company Financial Information — (Continued)
Parent Company Statements of Cash Flows

	Year Ended December 31
	2007	2006	2005
	(in thousands)
Operating Activities
Net income (loss)	$(30,628)	$15,624	$72,518
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	140	138	144
Impairment related and other	—	—	2,697
Equity-based compensation	7,173	7,624	4,331
Equity loss	17,870	12,687	24,275
Other income (loss)	37	(42,059)	(136,603)
Changes in assets and liabilities, net of effect of acquisitions:
Taxes receivable	(4,301)	8,020	(8,392)
Prepaid expenses and other assets	(32)	1,523	(73)
Accounts payable	(33)	(4,149)	62
Accrued expenses	(230)	(199)	1,362

Cash used in operating activities	(10,004)	(791)	(39,679)
Investing Activities
Capital expenditures, net	(63)	(228)	(135)
Proceeds from sales of marketable securities	24	5,554	19,153
Proceeds from sales of ownership interests in Partner Companies	34,925	44,845	141,719
Acquisitions of ownership interests in Partner Companies, net	(22,919)	(66,542)	(30,383)
Purchase of short-term investments	—	—	(4,922)
Proceeds from maturities of short-term investments	—	—	62,862

Cash provided by (used in) investing activities	11,967	(16,371)	188,294
Financing Activities
Repurchase of senior convertible notes	(37,087)	(12,768)	(28,405)
Repayment of loans from employees	—	4,624	—

Cash provided by (used in) financing activities	(37,087)	(8,144)	(28,405)

Net increase (decrease) in cash and cash equivalents	(35,124)	(25,306)	120,210
Cash and cash equivalents at beginning at year	104,249	129,555	9,345

Cash and cash equivalents at end of year	$69,125	$104,249	$129,555

10. Stockholders’ Equity
Holders of the Company’s Common Stock are entitled to one vote per share and are entitled to dividends as declared. No cash dividends have been declared to date, and the Company does not intend to pay cash dividends in the foreseeable future.
The Company may establish one or more classes or series of preferred stock. The holders of the preferred stock may be entitled to preferences over common stockholders with respect to dividends, liquidation, dissolution, or winding up of the Company, as established by the Company’s Board of Directors. As of December 31, 2007, 10,000,000 shares of preferred stock were authorized, none of which have been issued.
Stockholder Rights Plan
During 2000, the Company enacted a stockholder rights plan. Under the stockholder rights plan, preferred stock purchase rights were distributed as a dividend at the rate of one right for each share of Common Stock outstanding as of the close of business on December 6, 2000, and one right per share has been issued in connection with shares issued subsequent to such date. Each right entitles the holder to purchase from the Company one ten-thousandth of a share of series A junior participating preferred stock of the Company at an exercise price of $100 per right. The rights attached to the Company’s Common Stock are not currently exercisable. The rights become exercisable and will separate from the Common Stock upon the

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
10. Stockholders’ Equity — (Continued)
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
11. Stock Option Plans
Incentive or non-qualified stock options may be granted to Company employees, directors and consultants under the 2005 Omnibus Equity Compensation Plan (the “2005 Equity Plan”), the Membership Profit Interest Plan (the “MPI Plan”), the 1999 Equity Compensation Plan (the “1999 Plan”) or the LGO Corporation 2001 Equity Compensation Plan (f/k/a Logistics.com 2001 Equity Compensation Plan) (the “LGO Plan” and, together with the 2005 Equity Plan, MPI Plan and the 1999 Plan, the “Plans”). Generally, the grants vest over a one to five year period and expire eight to ten years after the grant date. At December 31, 2007, the Company had 523,407 shares of Common Stock reserved under the Plans for possible future issuance. Most Partner Companies also maintain their own stock option plans.
Total equity-based compensation for the years ended December 31, 2007, 2006 and 2005 was $7.2 million, $7.7 million and $4.3 million, respectively. Equity-based compensation for these periods is included primarily in “Selling, General and Administrative” on the Company’s consolidated Statements of Operations. Not included in table below is expense associated with quarterly Deferred Stock Unit grants to non-management directors in lieu of cash for service. See subsection titled “Deferred Stock Units (“DSUs”) below.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11. Stock Option Plans — (Continued)
The following table provides additional information related to the Company’s equity-based compensation ($ in millions):

					Weighted
					Average Years
					Remaining of
					Stock-Based
					Compensation
				Unrecognized Stock-	Expense at
	Year Ended			Based Compensation	December 31,
	December 31,			at December 31, 2007	2007
	2007	2006	2005
Stock Appreciation Rights	$3.9	$4.2	$0.8	$6.7	1.6
Stock Options	$0.1	$0.5	$0.2	$0.1	1.0
Restricted Stock	$2.3	$2.6	$2.9	$1.7	0.7
Deferred Stock Units	$0.3	$0.3	$0.4	$0.1	0.2

Equity-Based Compensation	$6.6	$7.6	$4.3	$8.6

Equity-Based Compensation for Consolidated Partner Companies:

Restricted Stock	$0.6	$0.1	$—	$1.5	2.9

	$7.2	$7.7	$4.3	$10.1

Stock Appreciation Rights (“SARs”) and Stock Options Fair Value Assumptions
The following assumptions were used to determine the fair value of stock options and SARs granted to employees by the Company for the three years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Expected volatility	60%	60%	60-70%
Average expected option life	6.25 years	6.25 years	6.25 years
Risk-free interest rate	3.51-5.10%	4.55-5.10%	3.91-4.26%
Dividend yield	0.0%	0.0%	0.0%
The Company estimates the grant date fair value of SARs and stock options using the Black-Scholes option-pricing model, which requires the input of highly subjective assumptions. These assumptions include estimating the expected life of the award and the estimated volatility of our stock price over the expected term. Expected volatility is based on historical volatility of our Common Stock over the period commensurate with the expected term of the stock options. The expected term calculation for stock options granted is based on the “simplified” method described in SAB No. 107, “Share-Based Payment”. The risk-free interest rate is based on the U. S. Treasury yield in effect at the time of grant for an instrument with a maturity that is commensurate with the expected term of the options. Changes in these assumptions as well as a change in the estimated forfeitures of SARs and stock option awards can materially affect the amount of equity-based compensation recognized in the Company’s Consolidated Statements of Operations. Changes in the derived requisite service period can materially affect the amount of equity-based compensation recognized in the Company’s Consolidated Statements of Operations.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11. Stock Option Plans — (Continued)
SARs
In 2005, 2006 and 2007, the Company issued stock appreciation rights SARs to certain employees. Prior to February 28, 2007, the Company granted SARs at a base price equal to the fair market value of its common stock on the grant date, as determined by the most recent closing share price of the Company’s Common Stock prior to the Board of Directors meeting at which the grant was made, as reported on The Nasdaq Stock Market. On February 28, 2007, the Company amended the definition of fair market value in its equity compensation plans to provide that fair market value would be determined for future grants by reference to the closing price of the Company’s Common Stock on the date of grant (or the closing price of the next trading day if there are no trades in the Company’s stock on the date of grant). Each SAR represents the right of the holder to receive, upon exercise of the SAR, shares of Common Stock equal to the amount by which the fair market value of a share of common stock on the date of exercise of the SAR exceeds the base price of the SAR. The SARs primarily vest over four years and were subject to variable accounting from their grant date in 2005 through the Company’s adoption of SFAS No. 123R on January 1, 2006.
Changes in SARs for the year ended December 31, 2007 were as follows:

		Weighted	Weighted
		Average	Average
	SARs	Base Price	Fair Value
SARs granted in 2005	3,605,500	$7.34	$4.43

Issued at December 31, 2005	3,605,500	$7.34	$4.43

SARs cancelled	(156,771)	$7.34	$4.43
SARs granted	201,450	$9.25	$5.66

Issued at December 31, 2006	3,650,179	$7.45	$4.50

SARs cancelled	(134,064)	$7.34	$4.43
SARs granted	100,000	$11.96	$7.18

Issued at December 31, 2007	3,616,115	$7.58	$4.58

The following table summarizes information about SARs outstanding at December 31, 2007:

				Aggregate Intrinsic
			Weighted Average	Value of SARs
			Remaining Contractual Life	Outstanding at
	SARs	SARs	of SARs Outstanding	December 31, 2007
Grant Price	Outstanding	Exercisable	(in years)	(in thousands)
$7.34	3,309,665	2,068,584	7.6	$14,563
$8.14 — $12.01	306,450	109,857	8.8	$518

	3,616,115	2,178,441		$15,081

At December 31, 2007, the Company expects an additional 1,437,674 SARs to vest.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11. Stock Option Plans — (Continued)
Stock Options
The fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model. Stock options generally vest over four years.
Changes in stock options for the year ended December 31, 2007 were as follows:

		Weighted	Weighted
		Average	Average
		Grant Date	Grant Date
	Shares	Exercise Price	Fair Value
Outstanding at December 31, 2004	790,829	$37.19	$30.51

Options granted	12,000	$7.73	$5.06
Options forfeited	(75,942)	$32.10	$27.16

Outstanding at December 31, 2005	726,887	$37.24	$30.44
Options granted	250	$9.34	$5.74
Options forfeited	(89,683)	$38.01	$35.73

Outstanding at December 31, 2006 and 2007	637,454	$37.13	$29.69

At December 31, 2007, 2006 and 2005 there were 629,937, 615,652 and 634,953 options exercisable, respectively, at a weighted average exercise price of $37.48, $38.17 and $41.62 per share, respectively, under the Plans.
The following tables summarize information about stock options outstanding at December 31, 2007:

			Weighted Average
			Remaining	Aggregate Intrinsic
			Contractual Life	Value at
	Shares	Shares	of Shares Outstanding	December 31, 2007
Exercise Price	Outstanding	Vested	(in years)	(in thousands)
$4.59 — $8.00	137,224	129,963	5.3	$893
$8.01 — $12.00	186,483	186,232	5.1	$504
$12.01 — $20.00	127,199	127,199	3.6	$—
$20.01 — $2,210.00	186,548	186,543	2.8	$—

	637,454	629,937		$1,397

At December 31, 2007, the Company expects an additional 7,517 shares to vest.
Included in stock-based compensation for the year ended December 31, 2005 is approximately $0.1 million related to option grants to non-employees in the year ended December 31, 2000.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11. Stock Option Plans — (Continued)
Restricted Stock
Changes in restricted stock for the years ended December 31, 2007, 2006 and 2005 are shown in the following table:

		Weighted
		Average Grant
	Shares	Date Fair Value
Issued and unvested, December 31, 2004	627,828	$6.89

Granted	819,300	$7.34
Vested	(314,063)	$7.02

Issued and unvested, December 31, 2005	1,133,065	$7.15

Granted	49,620	$9.28
Vested	(326,563)	$7.12
Forfeited	(37,500)	$7.34

Issued and unvested December 31, 2006	818,622	$7.28

Granted	15,000	$12.01
Vested	(311,499)	$7.22
Forfeited	(35,844)	$7.23

Issued and unvested, December 31, 2007	486,279	$7.39

The total aggregate fair value of restricted stock awards that vested and were converted to Common Stock during the years ended December 31, 2007 and 2006 was $3.8 million and $3.1 million, respectively. At December 31, 2007, the Company expects the 486,279 outstanding restricted shares to vest.
Recipients of restricted stock did not pay any cash consideration to the Company for the shares, have the right to vote all shares subject to the grant and receive all dividends with respect to the shares, whether or not the shares have vested. The 2007, 2006 and 2005 restricted stock grants were valued at $0.2 million, $0.5 million and $6.0 million, respectively, and are being amortized over the vesting period. The 2007 restricted stock grants vest 25% in 2008 and ratably 25% each November through 2011. The 2006 restricted stock grants primarily vested 33% in 2006 and ratably 33% each November through 2008. The 2005 restricted stock grants vested 25% in 2005 and ratably 25% per year through 2008.
Deferred Stock Units (“DSUs”)
In 2006 and 2007, each non-management member of the Company’s Board of Directors received DSUs for his service on the Board and its committees under the Company’s Non-Management Director Compensation Plan (the “Director Plan”). DSUs received by directors in conjunction with their service on the Board and its committees vest on the anniversary date of the grant. Also in 2006 and 2007, the Company issued quarterly compensation payments to each non-management director for his service on the Board and its committees under the Director Plan. The director had the right to elect to receive such payments in whole or in part in the form of DSUs in lieu of cash under the Internet Capital Group, Inc. Director Deferred Stock Unit Program. Through 2007, if directors elected to receive DSUs in conjunction with the quarterly compensation payments, the directors were entitled to the right to receive the number of shares of Common Stock of the Company equal to the fees earned by the director divided by 75% of the fair market value of a share of the Company’s Common Stock as of the date on which the fees would have been paid. The Company recorded expense when these DSUs were issued as they are immediately vested on the grant date.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11. Stock Option Plans — (Continued)
During the years ended December 31, 2007 and 2006, the Company issued DSUs to the Company’s non-management directors valued at $0.5 million and $0.6 million, respectively. The expense of $0.3 million and $0.3 million for the years ended December 31, 2007 and 2006, respectively, associated with the annual DSU grants is included in equity-based compensation expense. The expense of $0.6 million and $0.3 million for the years ended December 31, 2007 and 2006, respectively, associated with the quarterly grants for service, is included in “Selling, General and Administrative” (however are not reflected in summarized Equity-Based Compensation table above) on the Company’s Consolidated Statements of Operations. Changes in DSUs for the year ended December 31, 2007 are shown in the following table:

		Weighted Average Grant Date
	DSUs	Fair Value
Issued and unvested, January 1, 2005	—	—

Granted	108,843	$7.44
Vested	(34,781)	$7.65

Issued and unvested, December 31, 2005	74,062	$7.34

Granted	56,494	$9.08
Vested	(109,056)	$7.87

Issued and unvested, December 31, 2006	21,500	$9.20

Granted	74,375	$11.33
Vested	(64,375)	$11.43

Issued and unvested, December 31, 2007	31,500	$11.37

Consolidated Partner Companies
The Company’s consolidated Partner Companies recorded $0.6 million and $0.1 million of compensation expense related to stock-based awards during the year ended December 31, 2007 and 2006, respectively.
In December 2007 and 2006, ICG Commerce exchanged its employee stock options for restricted stock and granted restricted stock to its new Chief Executive Officer. The total fair value associated with these activities was $0.6 million in 2007 and $2.3 million in 2006.
At December 31, 2007, the total unrecognized compensation cost related to non-vested stock-based awards granted under the consolidated Partner Companies’ plans was $1.5 million. That cost is expected to be recognized over a weighted-average period of 2.9 years.
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
Other than the $2.8 million at December 31, 2005 of tax loans discussed above and $0.3 million reflected as “Note Receivable-Stockholders,” these option and tax loans and accrued interest were no longer recorded on the Company’s Consolidated Balance Sheet at December 31, 2005. All loans matured at December 31, 2006, which as discussed further below.
All remaining loans to current and former employees matured in 2005 and 2006. At maturity, of the $4.6 million recourse portion of the loans collected, $2.8 million was applied to the principal portion of the tax loans, $0.7 million to additional paid-in capital, $1.0 million to interest income and $0.1 million to “Notes Receivable-Stockholders.” Additionally, the Company foreclosed on approximately 787,000 shares in 2006 and 2005 of the Company’s Common Stock securing these loans and recorded a $0.1 million reduction to “Notes Receivable-Stockholders” and forgave less than $0.1 million. The foreclosures are reflected as “Repurchase of common stock from current and former employees” on the Company’s Consolidated Statements of Stockholders’ Equity.
12. Income Taxes
Total income tax expense (benefit) was allocated as follows:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Income tax expense (benefit) from continuing operations:
Federal taxes	$(4,252)	$(40)	$18,640
Foreign taxes	260	—	—

Total	$(3,992)	$(40)	$18,640

The provision for income tax expense (benefit) consists of:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Current	$(3,992)	$(40)	$18,640
Deferred	—	—	—

Total	$(3,992)	$(40)	$18,640

At December 31, 2007, the Company had federal net operating loss carry forwards of approximately $500.9 million that may be used to offset future taxable income. The current year operating loss is being carried back to 2005 to recover taxes previously paid. The Company also had capital loss carry forwards of approximately $467.0 million that may be used to offset future capital gains. The net operating loss and capital loss carry forwards, as well as certain other deferred tax assets, are subject to significant limitations on their utilization. The annual limitation on the utilization of these carry forwards is approximately $14.5 million. The net operating loss carry forwards expire between 2015 and 2024, and the capital loss carry forwards expire between 2008 and 2012. The 2007 capital loss carry forward expirations was approximately $252.0 million which was partially offset by the 2007 capital loss carry forward originations of $52.0 million. Additional limitations on the utilization of these carry forwards may be imposed if the Company experiences another change in ownership.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12. Income Taxes — (Continued)
A valuation allowance has been provided for the Company’s net deferred tax asset as the Company believes, after evaluating all positive and negative evidence, historical and prospective, that it is more likely than not that these benefits will not be realized. The valuation allowance decreased $96.6 million in 2007.
The Company’s net deferred tax asset (liability) consists of the following:

	As of December 31,
	2007	2006
	(in thousands)
Net operating loss carry forward	$184,084	$183,988
Capital loss carry forward	163,433	233,544
Other comprehensive income	(29,703)	(22,019)
Reserves and accruals	1,693	3,246
Stock-based compensation expense	5,119	4,139
Other, net	629	329
Partner Company basis difference	151,503	170,164
Valuation allowance	(476,758)	(573,391)

Net deferred tax asset (liability)	$—	$—

The effective tax rate differs from the federal statutory rate as follows:

	As of December 31,
	2007	2006	2005
Tax expense (benefit) at statutory rate	(35.0)%	35.0%	35.0%
Non-deductible expenses and other	10.9%	5.1%	1.6%
Valuation allowance	12.9%	(40.4)%	(16.2)%

	(11.2)%	(0.3)%	20.4%

13. Related Parties
During 2004, the Company entered into a consulting arrangement with a member of the Company’s Board of Directors. The Company expensed $0.2 million, $0.8 million and $0.9 million for the years ended December 31, 2007, 2006 and 2005, respectively, related to this consulting arrangement, which is reflected in “Selling, General and Administrative” on the Company’s Consolidated Statements of Operations. At December 31, 2007 and 2006, $0.1 million and $0.5 million, respectively, are included in “Accrued expenses” on the Company’s Consolidated Balance Sheets. The Company also expensed equity-based compensation of $0.3 million, $0.6 million and $0.4 million in 2007, 2006 and 2005, respectively, related to this consulting arrangement.
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

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
14. Other Supplemental Non-Cash Financing and Investing Activities
The Company paid interest in 2007, 2006 and 2005 of $0.5 million, $1.6 million and $3.1 million, respectively.
The Company paid an estimated tax of $0.3 million in 2006 and received a tax refund of $8.1 million in 2006 related to its 2005 tax return. The Company paid an estimated tax of $26.9 million in 2005.
Also, see Note 3.
15. Other Income (Loss)
Other Income (Loss), net
Other income (loss), net consists of the effect of transactions and other events relating to the Company’s ownership interests in its Partner Companies and its operations in general.

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Sales/distributions of ownership interests in Partner Companies (Note 3)	$9,786	$31,034	$125,255
Losses on debt extinguishment (Note 5)	(10,833)	(2,490)	(5,881)
Realized gains (losses) on marketable securities (Note 4)	(3,628)	5,484	15,911
Other than temporary impairment of marketable securities	—	—	(1,342)
Gains (losses) on warrants	1,408	(83)	2,596
Other	3,029	868	64

	$(238)	$34,813	$136,603
Total other income (loss) for Consolidated Partner Companies	71	(208)	(1,114)

	$(167)	$34,605	$135,489

During 2007 and 2006, the Company reversed a $3.0 million accrual and a $1.0 million accrual, respectively, related to costs directly associated with the acquisition of Partner Company ownership interests in 2001 and 2000, respectively, as the statute of limitations with respect to such matters has expired. At December 31, 2007, there are no remaining accruals for acquisition-related fees.
During the years ended December 31, 2005, the Company recorded impairment charges of $1.3 million for the other than temporary decline in the fair market value of Verticalnet.
16. Commitments and Contingencies
The Company and its consolidated subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the amount of the ultimate liability with respect to these actions will not materially affect the financial position, results of operations or cash flows of the Company and its subsidiaries.
The Company and its consolidated Partner Companies lease their facilities under operating lease agreements expiring 2008 through 2012 and thereafter. Future minimum lease payments as of December 31, 2007 under the leases are as follows (in thousands):

2008	$1,227
2009	$1,026
2010	$687
2011	$606
2012	$247
Thereafter	$—

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
16. Commitments and Contingencies – (Continued)
Rent expense under the non-cancelable operating leases was $1.5 million in 2007, $1.8 million in 2006 and $2.4 million in 2005.
Many of the Company’s Partner Companies are not presumed by the SEC to be controlled by the Company. Increases in the value of the Company’s interests in non-controlled Partner Companies and changes in income or loss and revenue attributable to them could result in the Company’s inability to comply with the order exempting it from registering under the Investment Company Act unless it takes action to come into compliance with the order. The Company believes it can take actions to maintain compliance with its exemptive order that will not adversely affect its operations or stockholder value.
17. Net Income (Loss) per Share
The calculations of net income (loss) per share were:

	Year Ended December 31,
	2007	2006	2005
	(in thousands, except shares and per share data)
Basic and Diluted:
Income (loss) from continuing operations	$(31,623)	$7,335	$73,648
Income (loss) on discontinued operations	995	8,289	(1,130)

Net income (loss) — basic	$(30,628)	$15,624	$72,518

Interest expense — convertible debt	—	—	3,104

Net income (loss) — diluted	$(30,628)	$15,624	$75,622

Basic:
Income (loss) from continuing operations per share	$(0.83)	$0.20	$1.98
Income (loss) on discontinued operations per share	0.02	0.22	(0.03)

Net income (loss) per share	$(0.81)	$0.42	$1.95

Diluted:
Income (loss) from continuing operations per share	$(0.83)	$0.19	$1.76
Income (loss) on discontinued operations per share	0.02	0.22	(0.03)

Net income (loss) per share	$(0.81)	$0.41	$1.73

Basic weighted average common shares outstanding	37,915,626	37,569,795	37,108,750

Incremental Diluted Shares Impact:
Stock options	—	52,245	42,177
Restricted stock	—	460,550	327,713
Warrants	—	4,352	2,466
DSUs	—	15,662	10,397
SARs	—	3,618	30,957
Convertible debt	—	—	6,147,253

Diluted weighted average common shares outstanding	37,915,626	38,106,222	43,669,713

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
17. Net Income (Loss) per Share – (Continued)
The following potentially dilutive securities were not included in the computation of diluted net loss per share, as their effect would have been anti-dilutive:

		Weighted Average
	Shares	Price per Share
Year ended December 31, 2007
Stock options	637,454	$37.13
SARs	3,616,115	$7.58
Restricted stock	486,279	$7.39
DSUs	31,500	$11.37
Warrants	12,500	$6.00

Year Ended December 31, 2006
Stock options	381,997	$57.31
Stock options (exercised with partial recourse loans)	508,028	$41.70
SARs	3,483,124	$7.42
Senior convertible notes	3,337,705	$9.11
Warrants	3,150	$100.00

Year Ended December 31, 2005
Stock options	602,913	$43.88
Stock options (exercised with partial recourse loans)	754,135	$41.70
Warrants	9,450	$100.00

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
18. Selected Quarterly Financial Information (Unaudited)
The following table sets forth selected quarterly consolidated financial information for the years ended December 31, 2007 and 2006. The operating results for any given quarter are not necessarily indicative of results for any future period.

	Fiscal 2007 Quarter Ended				Fiscal 2006 Quarter Ended
	Mar.31	Jun.30	Sep.30	Dec.31	Mar.31	Jun.30	Sep.30	Dec.31
	(in thousands, except per share data)
Revenues	$11,782	$12,520	$14,559	$14,062	$15,175	$15,986	$16,576	$17,012
Operating Expenses
Cost of revenue	9,025	10,381	10,029	10,088	9,235	9,996	10,452	12,756
Selling, general & administrative	9,115	7,756	8,342	7,568	10,114	10,039	11,317	10,638
Research and development	1,568	1,562	1,532	1,371	2,431	2,465	2,112	1,747
Amortization of intangibles	32	34	31	32	557	558	293	287
Impairment related and other	20	20	6	13	93	32	24	29

	(7,978)	(7,233)	(5,381)	(5,010)	(7,255)	(7,104)	(7,622)	(8,445)

Other income (loss), net	(11,869)	3,678	1,646	6,378	98	(1,953)	15,671	20,789

Interest income	1,478	1,148	1,462	1,250	2,532	1,913	2,444	2,630
Interest expense	(246)	(22)	(19)	(13)	(654)	(579)	(431)	(510)

Income (loss) before minority interest and equity loss	(18,615)	(2,429)	(2,292)	2,605	(5,279)	(7,723)	10,062	14,464
Income tax (expense) benefit	2,148	494	794	556	643	1,004	(1,607)	—
Minority interest	388	(19)	(487)	(351)	(64)	47	514	735
Equity loss	(3,516)	(1,806)	(3,070)	(6,023)	(736)	(1,737)	(2,726)	(262)

Income (loss) from continuing operations	(19,595)	(3,760)	(5,055)	(3,213)	(5,436)	(8,409)	6,243	14,937
Income (loss) on discontinued operations	—	(220)	1,024	191	527	639	7,120	3

Net income (loss)	$(19,595)	$(3,980)	$(4,031)	$(3,022)	$(4,909)	$(7,770)	$13,363	$14,940

Basic income (loss) per share (1)
Income (loss) from continuing operations	$(0.52)	$(0.10)	$(0.14)	$(0.08)	$(0.14)	$(0.23)	$0.17	$0.40
Discontinued operations	—	(0.01)	0.03	—	0.01	0.02	0.19	—

	$(0.52)	$(0.11)	$(0.11)	$(0.08)	$(0.13)	$(0.21)	$0.36	$0.40

Shares used in computation of basic income (loss) per share (1)	37,803	37,846	37,925	38,086	37,401	37,470	37,535	37,703

Diluted income (loss) per share (1)
Income (loss) from continuing operations	$(0.52)	$(0.10)	$(0.14)	$(0.08)	$(0.14)	$(0.23)	$0.16	$0.37
Discontinued operations	—	(0.01)	0.03	—	0.01	0.02	0.18	—

	$(0.52)	$(0.11)	$(0.11)	$(0.08)	$(0.13)	$(0.21)	$0.34	$0.37

Shares used in computation of diluted income (loss) per share (1)	37,803	37,846	37,925	38,086	37,401	37,470	40,986	41,184

(1)	The sum of quarterly income (loss) per share differs from the full year amount due to changes in the number of shares outstanding during the year.
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
The management of Internet Capital Group, Inc. evaluated the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of its internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Board of Directors. Based on this assessment, as of December 31, 2007, the company’s internal control over financial reporting was effective based on those criteria.
The Company’s independent registered public accounting firm, KPMG LLP, has audited the Company’s internal control over financial reporting. KPMG LLP’s report on the effectiveness of the Company’s internal control over financial reporting appears below.
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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Internet Capital Group, Inc.:
We have audited Internet Capital Group, Inc. and subsidiaries (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Internet Capital Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control, based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Internet Capital Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Internet Capital Group, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 17, 2008 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Philadelphia, Pennsylvania
March 17, 2008
ITEM 9B. Other Information
None.

PART III
ITEM 10. Directors and Executive Officers of the Registrant
We incorporate by reference the information contained under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Executive Officers” and “Corporate Governance” in our Definitive Proxy Statement for our 2008 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Report pursuant to Regulation 14A under the Exchange Act.
We have adopted a written code of business conduct and ethics, known as our Corporate Code of Conduct, which applies to all of our directors, officers and employees, including our principal executive officer and our principal financial and accounting officer. Our Corporate Code of Conduct is available on our internet website, www.internetcapital.com. Any amendments to our Corporate Code of Conduct or waivers from the provisions of the Corporate Code of Conduct for our principal executive officer or our principal financial and accounting officer will be disclosed on our internet website within five business days following the date of such amendment or waiver.
ITEM 11. Executive Compensation
We incorporate by reference the information contained under the caption “Executive Compensation” in our Definitive Proxy Statement for our 2008 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Report pursuant to Regulation 14A under the Exchange Act.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We incorporate by reference the information contained under the caption “Security Ownership of Certain Beneficial Owners and Directors and Officers” in our Definitive Proxy Statement for our 2008 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Report pursuant to Regulation 14A under the Exchange Act.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
We incorporate by reference the information contained under the caption “Certain Relationships and Related Transactions” in our Definitive Proxy Statement for our 2008 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Report pursuant to Regulation 14A under the Exchange Act.
ITEM 14. Principal Accountant Fees and Services
We incorporate by reference the information contained under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in our Definitive Proxy Statement for our 2008 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Report pursuant to Regulation 14A under the Exchange Act.

PART IV
ITEM 15. Exhibits and Financial Statement Schedules
1. Consolidated Financial Statements
The Consolidated Financial Statements and related Notes thereto as set forth under Item 8 of this Report are incorporated herein by reference.
2. Financial Statement Schedule
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Internet Capital Group, Inc.:
Under date of March 17, 2008, we reported on the consolidated balance sheets of Internet Capital Group, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. The consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits.
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
/s/ KPMG LLP
Philadelphia, Pennsylvania

March 17, 2008
The following financial statement schedule of Internet Capital Group, Inc. for each of the years ended December 31, 2007, 2006 and 2005 should be read in conjunction with our Consolidated Financial Statements and related Notes thereto.
INTERNET CAPITAL GROUP
SCHEDULE II —VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2005, 2006 and 2007
(in thousands)

	Balance at the	Charged to			Balance at the
	beginning of	costs and			end of
	the year	expenses	Write-offs		the year
Allowance for Doubtful Accounts:
December 31, 2005	$776	$241 (a)	$(418	) (b)	$599
December 31, 2006	$599	$641	$(1,103	) (c)	$137
December 31, 2007	$137	$(45)	$(48)		$44

(a)	Reserve of $138 was established upon acquisitions of partner companies during 2005.

(b)	Reserve of $221 was eliminated upon deconsolidation of partner company during 2005.

(c)	Reserve of $656 was eliminated upon deconsolidation of partner company during 2006.

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

10.8	Internet Capital Group 2007 Performance Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed March 5, 2007 (File No. 001-16249)).

10.9	Internet Capital Group 2008 Performance Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed March 5, 2008 (File No. 001-16249)).

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

10.14
Form of Internet Capital Group, Inc. Non-Employee Director Initial Stock Option Grant (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 16, 2005 (File No. 001-16249)).

10.15
Form of Internet Capital Group, Inc. Non-Employee Director Annual Stock Option Grant (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 16, 2005 (File No. 001-16249)).

10.16	Form of Internet Capital Group, Inc. Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 28, 2005 (File No. 001-16249)).

Exhibit Number	Document
10.17
Form of Internet Capital Group, Inc. Stock Appreciation Rights Certificate (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed July 28, 2005 (File No. 001-16249)).

10.18
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

10.20
Employment Agreement, dated April 18, 2007, by and between Internet Capital Group and Douglas A. Alexander (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 18, 2007 (File No. 001-16249)).

10.21
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

10.23.1
Letter of Credit Agreement, dated as of September 30, 2002, by and between Comerica Bank-California and Internet Capital Group, Inc., ICG Holdings, Inc. and Internet Capital Group Operations, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed November 14, 2002 (File No. 001-16249)).

10.23.2
First Amendment to Letter of Credit Agreement, dated as of October 20, 2003, by and between Comerica Bank, Internet Capital Group, Inc., ICG Holdings, Inc. and Internet Capital Group Operations, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed November 14, 2003 (File No. 001-16249)).

10.23.3
Second Amendment to Letter of Credit Agreement, dated as of December 15, 2004, by and between Comerica Bank, Internet Capital Group, Inc., ICG Holdings, Inc. and Internet Capital Group Operations, Inc. (incorporated by reference to Exhibit 10.14.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 16, 2005 (File No. 001-16249)).

Exhibit Number	Document
10.23.4
Third Amendment to Letter of Credit Agreement, dated as of December 15, 2005, by and between Comerica Bank, Internet Capital Group, Inc., ICG Holdings, Inc. and Internet Capital Group Operations, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 15, 2005 (File No. 001-16249)).

10.23.5
Fourth Amendment to Letter of Credit Agreement, dated as of December 5, 2006, by and between Comerica Bank, Internet Capital Group, Inc., ICG Holdings, Inc. and Internet Capital Group Operations, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 19, 2006 (File No. 001-16249)).

10.23.6
Fifth Amendment to Letter of Credit Agreement, dated as of December 7, 2007, by and between Comerica Bank, Internet Capital Group, Inc., ICG Holdings, Inc. and Internet Capital Group Operations, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 13, 2007 (File No. 001-16249)).

10.24
Note Purchase Agreement, dated February 12, 2007, by and between Mason Capital Management, LLC (and its affiliates and advisory clients named therein) and Internet Capital Group, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, filed February 12, 2007 (File No. 001-16249)).

10.25
Note Purchase Agreement, dated February 12, 2007, by and between Sonoma Capital, LP and Internet Capital Group, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, filed February 12, 2007 (File No. 001-16249)).

10.26
Letter Agreement, dated December 16, 2005, by and between ICG Holdings, Inc. and Credit Suisse First Boston Capital LLC (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 15, 2006 (File No. 001-16249)).

10.27.1
Agreement of Lease, dated June 30, 2003, between FV Office Partners, L.P. and Internet Capital Group Operations, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed August 14, 2003 (File No. 001-16249)).

10.27.2
First Amendment to Lease, dated November 20, 2003, between FV Office Partners, L.P. and Internet Capital Group Operations, Inc. (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004 (File No. 001-16249)).

10.27.3
Second Amendment to Lease, dated August 21, 2006, by and between Chesterbrook Partners, L.P. (as successor-in-interest to FV Partners, L.P.) and Internet Capital Group Operations, Inc. (incorporated by reference to Exhibit 10.33.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed March 16, 2007 (File No. 001-16249)).

10.28
Form of Agreement of Limited Partnership for Internet Capital Group, Inc. Carried Interest long-term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current report on Form 8-K, filed December 13,2 007 (File No. 001-16249)).

10.29	Form of Limited Partnership Interest Grant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed December 13, 2007 (File No. 001-16249)).

Exhibit Number	Document
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

Date: March 17, 2008	INTERNET CAPITAL GROUP, INC.

	By:	/s/ R. KIRK MORGAN

	Name:	R. Kirk Morgan
	Title:	Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated, and on the date set forth above.

Signature	Title

/s/ WALTER W. BUCKLEY, III	Chief Executive Officer, President and Chairman of the Board
Walter W. Buckley, III	of Directors (Principal Executive Officer)

/s/ R. KIRK MORGAN	Chief Financial Officer
R. Kirk Morgan	(Principal Financial and Accounting Officer)

/s/ DAVID J. BERKMAN	Director
David J. Berkman

/s/ THOMAS A. DECKER	Director
Thomas A. Decker

/s/ DAVID K. DOWNES	Director
David K. Downes

/s/ THOMAS P. GERRITY	Director
Thomas P. Gerrity

/s/ MICHAEL J. HAGAN	Director
Michael J. Hagan

/s/ ROBERT E. KEITH, JR.	Director
Robert E. Keith, Jr.

/s/ WARREN V. MUSSER	Director
Warren V. Musser

/s/ PHILIP J. RINGO	Director
Philip J. Ringo