Form 10-Q
period 2008-03-31
INTERNET CAPITAL GROUP INC
filed 2008-05-12
CIK 1085621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For Quarterly Period Ended March 31, 2008
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Company’s Common Stock, $0.001 par value per share outstanding as of April 30, 2008 was 38,704,419 shares.

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
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, the (“Exchange Act”). See the subsection of Part II, Item 1A entitled “Risk Factors” for more information.
Our internet website address is www.internetcapital.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed by us with the Securities and Exchange Commission ( the “SEC”) pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are accessible free of charge through our website as soon as reasonably practicable after we electronically file those documents with, or otherwise furnish them to, the SEC. Our website and the materials included on our website shall not be deemed a part of this Quarterly Report on Form 10-Q or incorporated herein.

INTERNET CAPITAL GROUP, INC.
CORE PARTNER COMPANIES AS OF MARCH 31, 2008
At March 31, 2008, our consolidated core partner companies consisted of:
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
At March 31, 2008, our core partner companies accounted for under the equity method consisted of:
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
WhiteFence, Inc. (“WhiteFence”)
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
At March 31, 2008, our other holdings partner companies primarily consisted of:
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

Commerce360, Inc. (“Commerce360”)
Commerce360 is a software-based search marketing company that improves paid and organic search campaign performance for clients including Internet Retailer 500 and Fortune 100 companies. Proprietary technology, ClickEquations™, uses advanced mathematics and statistical analysis to optimize campaigns across the entire search chain and delivers improved campaign efficiency and performance.
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
Emptoris, Inc. (“Emptoris”)
Emptoris integrates spend analysis, sourcing, contract management, compliance, supplier performance management and program management solutions that help customers optimize their businesses.
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
Tibersoft Corporation (“Tibersoft”)
Tibersoft strengthens the trading relationships in the food service industry by using an integrated blend of services and technology.

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
INTERNET CAPITAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)
	(in thousands,
	except per share data)
Assets
Current Assets
Cash and cash equivalents	$44,800	$82,031
Restricted cash	171	5
Accounts receivable, net of allowance ($41-2008; $44-2007)	10,176	7,769
Prepaid expenses and other current assets	6,777	6,883

Total current assets	61,924	96,688
Marketable securities	72,895	88,029
Hedges of marketable securities	2,028	—
Fixed assets, net	1,737	1,723
Ownership interests in Partner Companies	145,489	127,888
Goodwill	16,987	17,084
Other, net	481	1,019

Total Assets	$301,541	$332,431

Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of other long-term debt	$377	$613
Accounts payable	1,338	1,624
Accrued expenses	2,482	2,871
Accrued compensation and benefits	4,096	9,554
Deferred revenue	3,154	3,277

Total current liabilities	11,447	17,939
Other long-term debt	169	191
Hedges of marketable securities	—	3,653
Other	808	847
Minority Interests	5,461	5,143

	17,885	27,773

Stockholders’ Equity
Preferred Stock, $0.01 par value; 10,000 shares authorized, none issued or outstanding
Common Stock, $0.001 par value; 2,000,000 shares authorized, 38,700 (2008) and 38,651 (2007) issued and outstanding	39	39
Additional paid-in capital	3,568,180	3,567,495
Accumulated deficit	(3,354,276)	(3,347,723)
Accumulated other comprehensive income	69,713	84,847

Total Stockholders’ Equity	283,656	304,658

Total Liabilities and Stockholders’’ Equity	$301,541	$332,431

See accompanying notes to Consolidated Financial Statements.

INTERNET CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
	(in thousands, except per share data)

Revenues	$16,022	$11,782

Operating expenses
Cost of revenue	11,371	9,025
Selling, general and administrative	8,662	9,115
Research and development	1,465	1,568
Amortization of intangibles	44	32
Impairment related and other	31	20

Total operating expenses	21,573	19,760

	(5,551)	(7,978)
Other income (loss), net	5,847	(11,869)
Interest income	829	1,478
Interest expense	(13)	(246)

Income (loss) before income taxes, minority interest and equity loss	1,112	(18,615)
Income tax (expense) benefit	(54)	2,148
Minority interest	(530)	388
Equity loss	(7,081)	(3,516)

Net income (loss)	$(6,553)	$(19,595)

Basic and diluted income (loss) per share:
Net income (loss)	$(0.17)	$(0.52)

Shares used in computation of basic and diluted income (loss) per share	38,221	37,803

See accompanying notes to Consolidated Financial Statements.

INTERNET CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Operating Activities
Net loss	$(6,553)	$(19,595)
Adjustments to reconcile net loss to provided by cash (used in) operating activities:
Depreciation and amortization	322	360
Impairment related and other	31	20
Equity-based compensation	1,909	1,932
Equity loss	7,081	3,516
Other (income) loss	(5,847)	11,869
Minority interest	530	(388)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(2,407)	(1,066)
Prepaid expenses and other assets	200	(1,451)
Accounts payable	(286)	585
Accrued expenses	(393)	(1,179)
Accrued compensation and benefits	(5,438)	(6,281)
Deferred revenue	(143)	(231)
Other liabilities	(154)	—

Cash flows provided by (used in) operating activities	(11,148)	(11,909)
Investing Activities
Capital expenditures, net	(374)	(385)
Restricted cash	(9)	—
Proceeds from sales of marketable securities	—	24
Proceeds from sales of Partner Company ownership interests	174	—
Acquisitions of ownership interests in Partner Companies	(25,613)	(4,922)

Cash flows provided by (used in) investing activities	(25,822)	(5,283)
Financing Activities
Repurchase of senior convertible notes	—	(37,087)
Long-term debt and capital lease obligations, net	(256)	(241)

Cash flows provided by (used in) financing activities	(256)	(37,328)
Net increase (decrease) in Cash and Cash Equivalents	(37,226)	(54,520)
Effect of exchange rates on cash	(5)	(7)
Cash and Cash Equivalents at beginning of period	82,031	120,808

Cash and Cash Equivalents at the end of period	$44,800	$66,281

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
2. Significant Accounting Policies
Basis of Presentation
The accompanying Consolidated Financial Statements are unaudited and, in the opinion of management, include all adjustments consisting only of normal and recurring adjustments necessary for a fair presentation of the results for these interim periods. These Consolidated Financial Statements should be read in connection with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Results of operations for the three-month period ended March 31, 2008 are not necessarily indicative of the results of operations expected for the full year.
The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. The Consolidated Financial Statements also include the following majority-owned subsidiaries for all or a portion of the periods indicated, each of which has been consolidated since the date the Company acquired majority voting control (collectively, the “Consolidated Subsidiaries”):

Three Months Ended March 31,
2008	2007
ICG Commerce	ICG Commerce
Investor Force	Investor Force
The Consolidated Balance Sheets include the following majority-owned subsidiaries at March 31, 2008 and December 31, 2007:
ICG Commerce
Investor Force
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
When the Company’s interest in an equity method Partner Company is reduced to zero, no further losses are recorded in the Company’s Consolidated Financial Statements, unless the Company has guaranteed obligations of the Partner Company or has committed to additional funding. When the Partner Company subsequently reports income, the Company will not record its share of such income until it equals the amount of its share of losses not previously recognized.
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

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. Significant Accounting Policies — (Continued)
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Those estimates include evaluation of the Company’s holdings in its Partner Companies, holdings in marketable securities and associated hedges, asset impairment, revenue recognition, income taxes and commitments and contingencies. Certain amounts recorded to reflect the Company’s share of losses of Partner Companies accounted for under the equity method are based on unaudited results of operations of those Partner Companies and may require adjustments in the future when audits of these entities are made final. During the three months ended March 31, 2008 those amounts were not material. It is reasonably possible that the Company’s accounting estimates with respect to the ultimate recoverability of ownership interests in Partner Companies and goodwill could change in the near term and that the effect of such changes on the financial statements could be material. At March 31, 2008, the Company believes the recorded amount of ownership interests in Partner Companies and goodwill is not impaired.
Concentration of Customer Base and Credit Risk
The following table summarizes ICG Commerce’s customers who, for at least one period in this report, represented greater than 10% of the Company’s consolidated revenue:

	Customer #1	Customer #2		Customer #3
% of consolidated revenue for the three months ended March 31, 2008	20%	17%		(a	)
% of consolidated revenue for the three months ended March 31, 2007	27%	N/A		14%
Related accounts receivable balances at March 31, 2008 (in millions)(c)	$2.6	$2.2		(b	)
Related accounts receivable balances at December 31, 2007 (in millions)	$1.4	(b	)	(b	)

(a)	Customer revenues did not exceed 10% of the Company’s consolidated revenues.

(b)	Related accounts receivable are not significant.

(c)	These accounts receivable balances for customer #1 and customer #2 include $0.9 million and $2.2 million, respectively, of unbilled accounts receivable.
Stock-Based Compensation
The Company accounts for stock-based awards under Financial Accounting Standards Board (“FASB”) No. 123R, “Share-Based Payment,” (“SFAS No. 123R”) using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation cost over the service periods for awards expected to vest. The Company generally recognizes compensation expense for awards granted after January 1, 2006 on a straight-line basis over the vesting period of the awards. Fair value for stock options and stock appreciation rights (“SARs”) is determined using the black-scholes model and the relevant expense is amortized over the applicable vesting period. See Note 3.
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

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. Significant Accounting Policies — (Continued)
Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. In February 2008, the FASB issued two final staff positions (“FSP”) amending SFAS No. 157. FSP SFAS 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions. FSP SFAS 157-2 delays the effective date of SFAS No. 157 until fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We adopted SFAS No. 157 on January 1, 2008, except for the items covered by FSP SFAS 157-2.
SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
•	Level 1: Observable inputs, such as quoted prices in active markets for identical assets or liabilities;

•	Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
The fair value of the Company’s financial assets measured at fair value on a recurring basis were as follows (in millions):

	Balance
	March 31, 2008	Level 1	Level 2		Level 3
Cash equivalents (Money market accounts)	$40.7	$40.7	$—		$—
Marketable securities (see Note 5)	72.9	72.9	—		—
Hedges of marketable securities (see Note 5)	2.0	—	2.0	(a)	—

	$115.6	$113.6	$2.0		$—

(a)	The Company’s counterparty provides the Company with a quarterly statement of the market value of the cashless collar contracts based on model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.
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
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141(R) amends the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for our fiscal year beginning on January 1, 2009, and we will apply SFAS No. 141(R) prospectively to all business combinations subsequent to our effective date.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. Significant Accounting Policies — (Continued)
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51.” SFAS No. 160 establishes accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 also establishes disclosure requirements that clarify the distinctions between controlling and noncontrolling interests and requires the separate disclosure of income attributable to controlling and noncontrolling interests. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, which is our fiscal year beginning January 1, 2009. We are currently evaluating the impact that the adoption of SFAS No. 160 will have on our consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133, “Accounting for Derivatives and Hedging Activities.” SFAS No. 161 is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable financial statement users to better understand the effects of derivatives and hedging on an entity’s financial position, financial performance and cash flows. The provisions of SFAS No. 161 are effective for interim periods and fiscal years beginning after November 15, 2008, which is our fiscal year beginning January 1, 2009. We are currently evaluating the impact the adoption of SFAS No. 161 will have on our consolidated financial statements.
3. Equity-Based Compensation
Total equity-based compensation for the three months ended March 31, 2008 and March 31, 2007 were $1.8 million and $1.9 million, respectively. These amounts are primarily included in “Selling, general and administrative” on the Company’s Consolidated Statements of Operations for their respective periods. The following table provides additional information related to the Company’s equity-based compensation ($ in millions):

				Weighted Average
				Years Remaining of
				Equity-Based
	Three Months Ending		Unrecognized Equity-	Compensation
	March 31,		Based Compensation	Expense at March
	2008	2007	at March 31, 2008	31, 2008

SARs	$0.9	$0.9	$5.7	1.5
Stock Options	0.1	0.1	0.1	0.7
Restricted Stock	0.5	0.6	1.2	0.6
DSUs	0.1	0.1	0.3	0.9

Equity-Based Compensation	$1.6	$1.7	7.3
Equity-Based Compensation for Consolidated Partner Companies	0.2	0.2	1.7	2.8

Equity-Based Compensation	$1.8	$1.9	$9.0

Deferred Stock Units (“DSUs”)
During the three months ended March 31, 2008, the Company issued 36,000 DSUs to the Company’s non-management directors under the Non-Management Director Compensation Plan that will vest in the first quarter of 2009. These DSUs were valued at $0.3 million.
During the three months ended March 31, 2008, the Company issued 12,347 DSUs in lieu of cash which vested immediately to the Company’s non-management directors for services provided to the Company’s Board and its committees. The expense of $0.1 million and less than $0.1 million for the three months ended March 31, 2008 and 2007, respectively, associated with the quarterly grants for service is included in “Selling, General and Administrative” on the Company’s Consolidated Statements of Operations, but is not included in the summarized Equity-Based Compensation table above.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. Ownership interests in Partner Companies and Goodwill
The following table summarizes the Company’s ownership interests in Partner Companies:

	March 31,	December 31,
	2008	2007
	(in thousands)

Ownership interests in Partner Companies — Equity Method	$115,895	$98,144
Ownership interests in Partner Companies — Cost Method	29,594	29,744

	$145,489	$127,888

In the three months ended March 31, 2008, Commerce 360, which was previously accounted for under the cost method, became an equity method company due to the Company’s participation in a financing round. Prior periods have not been restated to reflect prior equity losses from the original acquisition in Commerce360 as that acquisition was immaterial.
The following table summarizes the Company’s goodwill in Partner Companies (in thousands):

(in thousands)

Goodwill at December 31, 2007	$17,084
Reduction due to dilution of a consolidated partner company’s ownership	(97)

Goodwill at March 31, 2008	$16,987

As of March 31, 2008 and December 31, 2007, all of the Company’s goodwill was allocated to the core segment.
Equity Method Companies
The following unaudited summarized financial information relates to the Company’s Partner Companies accounted for under the equity method of accounting at March 31, 2008 and December 31, 2007. This aggregate information has been compiled from the financial statements and capitalization tables of the respective equity method Partner Companies.

	Approximate Voting Ownership:
Equity Method Partner Company	March 31, 2008	December 31, 2007

Channel Intelligence	46%	41%
Commerce360	30%	8%
Freeborders	32%	32%
GoIndustry	29%	31%
Metastorm	32%	32%
StarCite	32%	26%
Vcommerce	48%	48%
WhiteFence	35%	35%

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. Ownership Interests in Partner Companies and Goodwill — (Continued)
Balance Sheets (Unaudited)

	March 31, 2008 (1)	December 31, 2007(2)
	(in thousands)
Cash, cash equivalents and short-term investments	$55,010	$41,317
Other current assets	91,150	85,806
Other non-current assets	185,810	171,609

Total assets	$331,970	$298,732

Current liabilities	$106,970	$105,158
Non-current liabilities	11,603	11,584
Long-term debt	13,003	15,992
Stockholders’ equity	200,394	165,998

Total liabilities and stockholders’ equity	$331,970	$298,732

Total carrying value	$115,895	$98,144

(1)	Includes Channel Intelligence, Commerce360, Freeborders, GoIndustry, Metastorm, StarCite, Vcommerce and WhiteFence.

(2)	Includes Channel Intelligence, Freeborders, GoIndustry, Metastorm, StarCite, Vcommerce and WhiteFence.
At March 31, 2008, the Company’s carrying value in equity method Partner Companies in the aggregate exceeded the Company’s share of net assets of these equity Partner Companies by approximately $53.7 million. This excess is allocated $46.5 million to goodwill, which is not amortized, and $7.2 million to intangibles, which are generally amortized over a range of 3 to 7 years. Amortization expense associated with these intangibles was $0.2 million for the three months ended March 31, 2008 and is included in the table below in the line item “Total equity income (loss),” and is included in “Equity Loss” on the Company’s Consolidated Statements of Operations.
Results of Operations (Unaudited)

	Three Months Ended March 31,
	2008 (1)	2007 (2)
	(in thousands)
Revenue	$56,812	$48,354

Net income (loss)	$(13,916)	$(8,621)

Total equity income (loss)	$(7,081)	$(3,516)

(1)	Includes Channel Intelligence, Commerce360, Freeborders, GoIndustry, Metastorm, StarCite, Vcommerce and WhiteFence.

(2)	Includes Channel Intelligence, Freeborders, GoIndustry, Marketron, Metastorm, StarCite, Vcommerce and White Fence.
Other Equity Company Information
In February 2008, GoIndustry issued equity in conjunction with a financing and an acquisition transaction. In conjunction with the financing, the Company purchased an additional 52,690,950 shares of GoIndustry in exchange for approximately $10.5 million. As a result of these transactions the Company’s ownership in GoIndustry was reduced from 31% to approximately 29%. The reduction in the Company’s ownership interest in GoIndustry was accounted for as a disposition of shares and resulted in a dilution loss for accounting purposes. The dilution loss totaled $1.3 million and was recorded as an equity transaction with a decrease to additional paid-in capital. At March 31, 2008, the Company owns 133,832,852 shares of GoIndustry, or approximately 29% of the outstanding shares.
In the three months ended March 31, 2008, the Company increased its ownership percentage in certain Partner Companies through the Company’s acquisition of existing shares and participation in financing rounds. The Company is in the process of finalizing its purchase price allocations for these transactions.
The Company has aggregate contingent gains of $6.6 million associated with outstanding escrows related to sales of prior equity method Partner Companies. These escrows primarily relate to sale consideration to satisfy potential purchase price allocations and/or potential indemnity claims. The Company records escrow arrangements at the time the Company is entitled to the escrow proceeds, the amount is fixed or determinable and realization is assured.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5. Marketable Securities and Related Derivatives
Marketable securities represent the Company’s holdings in common stock of publicly traded companies accounted for under the cost method of accounting. The cost, unrealized holding gains/(losses), and fair value of marketable securities at March 31, 2008 and December 31, 2007 were as follows:

			Unrealized
	Common Shares		Holding
	Owned	Cost	Gains/(Losses)	Fair Value
		(in thousands, except shares)

March 31, 2008
Blackboard	2,187,060	$3,162	$69,732	$72,895

December 31, 2007
Blackboard	2,187,060	$3,162	$84,867	$88,029

The amounts reflected as the Company’s cost for Blackboard include the carrying value on the date the Partner Company converted to marketable securities and the value of warrants exercised.
The Company holds certain marketable securities in Partner Companies that are publicly traded. The Company manages the Company’s exposure to and benefits from price fluctuations of these marketable securities by selectively using derivative securities or hedges. Although these instruments are derivative securities, their economic risks are similar to, and managed on the same basis as, risks of the other equity instruments the Company holds. These instruments are marked to market through earnings. As of March 31, 2008, the Company has entered into cashless collar contracts with various expiration dates between March 15, 2010 and October 15, 2010 to hedge 1,625,000 shares of its total holdings of 2,187,060 shares of Blackboard common stock at weighted average minimum and maximum prices per share of $24.27 and $56.35, respectively. As of March 31, 2007, the Company had entered into cashless collar contracts with expiration dates of either March 15, 2010 or April 15, 2010 to hedge 1,250,000 shares of its total holdings of 2,187,060 shares of Blackboard common stock at weighted average minimum and maximum prices of $23.00 and $54.06, respectively. The marked to market impact to earnings of these instruments was income of $5.7 million in the three months ended March 31, 2008 and expense of $1.1 million for the three months ended March 31, 2007, respectively. The income in the three months ended March 31, 2008 is primarily driven by the change in the quarter of Blackboard’s closing stock price decreasing from $40.25 per share at the beginning of the quarter versus Blackboard’s closing stock price of $33.33 per share at the end of the quarter ended March 31, 2008. The loss in the three months ended March 31, 2007 is primarily driven by the change in the quarter of Blackboard’s closing stock price increasing from $30.04 per share at the beginning of the quarter versus Blackboard’s closing stock price of $33.63 per share at the end of the quarter ended March 31, 2007. This income and loss, respectively, is reflected in “Other income (loss), net” for their appropriate period on the Company’s Consolidated Statements of Operations. In future quarters, the mark to market impact will generally be an expense if Blackboard’s stock price rises or income if Blackboard’s stock price declines. If the Company holds these hedges through their maturity dates and Blackboard’s stock price remains within the weighted average minimum and maximum prices per share, the value of the hedges will be zero at maturity. The fair value of these instruments was an asset of $2.0 million at March 31, 2008 which is included in “Hedges of Marketable Securities” in the asset section of the Company’s Consolidated Balance Sheets and was a liability of $3.7 million at December 31, 2007 which is included in “Hedges of Marketable Securities” in the liabilities section of the Company’s Consolidated Balance Sheets.

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
The Company recorded interest expense of $0.2 million for the three months ended March 31, 2007 related to these notes. The Company expensed $0.1 million related to these fees in the three months ended March 31, 2007, excluding any expense relating to accelerations of deferred financing fees as a result of the repurchases described above.
Other Long-Term Debt
The Company’s other long-term debt at March 31, 2008 of $0.5 million relates to its consolidated Partner Companies, ICG Commerce and Investor Force, and primarily consists of secured notes due to the current shareholders of ICG Commerce’s former German subsidiary. The long-term debt is due as follows: $0.4 million is due in 2008 and the remaining $0.1 million is due in 2009.
Loan and Credit Agreements
On September 30, 2002, the Company entered into a loan agreement with Comerica Bank (the “Loan Agreement”) to provide for the issuance of letters of credit up to $20 million, subject to a cash-secured borrowing base as defined by the Loan Agreement. The Loan Agreement was reduced to $10.0 million in 2004. In December 2007, the Loan Agreement was extended to December 13, 2008. Issuance fees of 0.50% per annum of the face amount of each letter of credit will be paid to Comerica Bank subsequent to issuance. The Loan Agreement also is subject to a 0.25% per annum unused commitment fee payable to the bank quarterly. No amounts were outstanding at March 31, 2008 or December 31, 2007.
On May 8, 2008, the Company entered into a series of loan agreements with Credit Suisse Capital LLC. Pursuant to these agreements, the Company may, from time to time, borrow funds secured by the cashless collar contracts that the Company previously entered into with respect to 1.625 million of its shares of Blackboard common stock. The loans bear interest, which is payable quarterly in arrears, at the three-month U.S. dollar LIBOR rate, computed on the basis of a 30-day month and a 360-day year. This interest rate resets on the first day of each calendar quarter. The maturity of each of the loans corresponds with the expiration of the underlying cashless collar contract. Accordingly, the maturity dates of the loans range from March 15, 2010 to October 15, 2010. The maximum borrowing capacity under each of the loan agreements equals the present value of the minimum value of the underlying cashless collar contract computed using the three month U.S. dollar LIBOR rate. As of May 8, 2008, the aggregate maximum borrowing capacity under the loan agreements is approximately $37 million. The Company has not drawn any amounts under the loan agreements to date.

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
The core operating segment includes those Partner Companies in which the Company’s management takes a very active role in providing strategic direction and management assistance. The other holdings operating segment includes holdings in companies, in general, we have less influence due to the fact that they are public and/or we have a relatively small ownership stake.
Approximately 11% of the Company’s consolidated revenues for the three months ended March 31, 2008 relates to sales generated in the United Kingdom. As of March 31, 2008 and December 31, 2007, the Company’s assets were located primarily in the United States.

Segment Information
(in thousands)
			Total	Reconciling Items			Consolidated
	Core	Other Holdings	Segment	Dispositions	Corporate	Other*	Results
Three Months Ended March 31, 2008
Revenues	$16,022	$—	$16,022	$—	$—	$—	$16,022
Net income (loss)	$(6,100)	$(1,102)	$(7,202)	$—	$(4,674)	$5,323	$(6,553)
Assets	$132,407	$51,359	$183,766	$—	$117,775	$—	$301,541

Three Months Ended March 31, 2007
Revenues	$11,782	$—	$11,782	$—	$—	$—	$11,782
Net income (loss)	$(5,074)	$(768)	$(5,842)	$493	$(4,919)	$(9,327)	$(19,595)
Assets	$145,659	$30,655	$176,314	$22,928	$112,425	$—	$311,667

*	Three Months Ended March 31,
	2008	2007
Other reconciling items to net income (loss) are as follows:
Other income (loss) (Note 9)	$5,853	$(11,863)
Corporate income tax benefit	—	2,148
Minority interest	(530)	388

	$5,323	$(9,327)

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8. Parent Company Financial Information
Parent company financial information is provided to present the financial position and results of operations of the Company and its wholly-owned subsidiaries as if the Partner Companies accounted for under the consolidation method of accounting were accounted for under the equity method of accounting for all applicable periods presented. The Company’s share of the consolidated Partner Companies’ losses is included in “Equity loss” in the Parent Company Statements of Operations for all periods presented based on the Company’s ownership percentage in each period. The carrying value of the consolidated companies as of March 31, 2008 and December 31, 2007 is included in “Ownership interests in Partner Companies” in the Parent Company Balance Sheets.
Parent Company Balance Sheets

	As of March 31, 2008	As of December 31, 2007
	(in thousands)
Assets
Cash and cash equivalents	$36,672	$69,125
Other current assets	5,977	6,286

Current assets	42,649	75,411
Ownership interests in Partner Companies	168,447	149,407
Marketable securities	72,895	88,029
Hedges of marketable securities	2,028	—
Other	202	644

Total assets	$286,221	$313,491

Liabilities and stockholders’ equity
Current liabilities	$2,050	$4,666
Hedges of marketable securities	—	3,653
Non-current liabilities	496	495
Stockholders’ equity	283,675	304,677

Total liabilities and stockholders’ equity	$286,221	$313,491

Parent Company Statements of Operations

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Revenues	$—	$—
Operating expenses
General and administrative	5,432	6,033

Total operating expenses	5,432	6,033

	(5,432)	(6,033)
Other income (loss), net	5,853	(11,863)
Interest income (expense), net	758	1,114

Income (loss) before income taxes and equity loss	1,179	(16,782)

Income tax benefit (expense)	—	2,148
Equity loss	(7,732)	(4,961)

Net income (loss)	$(6,553)	$(19,595)

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8. Parent Company Financial Information — (Continued)
Parent Company Statements of Cash Flows

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Operating Activities
Net income (loss)	$(6,553)	$(19,595)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	35	34
Equity-based compensation	1,763	1,780
Equity loss	7,732	4,961
Other (income) loss	(5,853)	11,863
Changes in assets and liabilities, net of effect of acquisitions:
Prepaid expenses and other assets	310	(1,623)
Accounts payable	(2)	156
Accrued expenses	(589)	(724)
Accrued compensation and benefits	(2,030)	(2,359)

Cash provided by (used in) operating activities	(5,187)	(5,507)
Investing Activities
Capital expenditures, net	(2)	(14)
Proceeds from sales of marketable securities	—	24
Proceeds from sales of ownership interests in Partner Companies	174	—
Acquisitions of ownership interests in Partner Companies, net	(27,438)	(4,922)

Cash provided by (used in) investing activities	(27,266)	(4,912)
Financing Activities
Repurchase of senior convertible notes	—	(37,087)

Cash provided by (used in) financing activities	—	(37,087)

Net increase (decrease) in cash and cash equivalents	(32,453)	(47,506)
Cash and cash equivalents at beginning of period	69,125	104,249

Cash and cash equivalents at end of period	$36,672	$56,743

9. Other Income (Loss)
Other Income (Loss), net
Other income (loss), net consists of the effect of transactions and other events relating to the Company’s ownership interests in its Partner Companies and its operations in general.

	Three Months Ended March 31,
	2008	2007
	(in thousands)

Loss on repurchase of convertible notes (Note 6)	$—	$(10,833)
Unrealized gain (loss) on mark-to-market of hedges (Note 5)	5,680	(1,114)
Sales/distributions of ownership interests in Partner Companies	174	20
Realized gains (losses) on marketable securities	—	24
Other	(1)	40

	$5,853	$(11,863)
Total other income (loss) for Consolidated Partner Companies	(6)	(6)

	$5,847	$(11,869)

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
10. Income Taxes
The Company recorded a tax benefit of $2.1 million for the three months ended March 31, 2007 related to the operating loss for that period. This benefit can be realized through a carryback to 2005. No benefit was recorded for the operating loss for the three month period ended March 31, 2008 as realization of this benefit is not considered to be more likely than not.
Excluding the loss for the three months ended March 31, 2008, the Company had federal net operating loss carry-forwards of approximately $506.2 million that may be used to offset future taxable income. The Company also had capital loss carry-forwards of approximately $467 million that may be used to offset future capital gains. The net operating loss and capital loss carry-forwards, as well as certain other deferred tax assets, are subject to significant limitations on their utilization. The annual limitation on the utilization of these carry-forwards is approximately $14.5 million. These net operating loss carry-forwards expire between 2014 and 2027, and the capital loss carry-forwards expire between 2008 and 2012. Additional limitations on the utilization of these carry-forwards may be imposed if the Company experiences another change in ownership.
The Company’s net deferred tax asset of $485 million at March 31, 2008 consists of deferred tax assets of $511 million, relating primarily to Partner Company basis differences, capital and net operating loss carry forwards, offset by deferred tax liabilities of $25.1 million, primarily related to unrealized appreciation in available for sale securities. The Company has recorded a full valuation allowance against its net deferred tax assets.
11. Net Income (Loss) per Share
The calculations of net income (loss) per share were:

	Three Months Ended March 31,
	2008	2007
	(in thousands, except per share data)
Basic and Diluted:
Net income (loss)	$(6,553)	$(19,595)

Basic and Diluted:
Net income (loss) per share	$(0.17)	$(0.52)

Basic and diluted weighted average common shares outstanding	38,221	37,803

The following dilutive securities were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive:

		Weighted Average
	Shares	Price Per Share
Three Months Ended March 31, 2008
SARs	3,616,115	$7.58
Stock options	637,365	$37.13
Restricted stock	286,532	$—
Deferred stock units	36,000	$—
Warrants	12,500	$6.00

Three Months Ended March 31, 2007
SARs	3,650,179	$7.45
Restricted stock	794,764	$—
Stock options	637,454	$37.12
Warrants	12,500	$6.00
Deferred stock units	31,500	$—

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12 . Comprehensive Income (Loss)
Comprehensive income (loss) is the change in equity of a business enterprise during a period resulting from transactions and other events and circumstances from non-owner sources. Excluding net loss, the Company’s primary source of comprehensive loss is net unrealized holding gains (losses) related to its marketable securities. The following summarizes the components of comprehensive loss:

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
	(in thousands)

Net loss	$(6,553)	$(19,595)
Other comprehensive income (loss):
Unrealized holding (losses) gains in marketable securities	(15,135)	7,853
Reclassification adjustments/realized net gains on marketable securities	1	(380)

Comprehensive loss	$(21,687)	$(12,122)

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
Liquidity and Capital Resources
The following table summarizes our and our consolidated subsidiaries’ cash and cash equivalents, restricted cash, and marketable securities as of March 31, 2008 and December 31, 2007:

	March 31, 2008			December 31, 2007
		Consolidated			Consolidated
	Corporate	Subsidiaries	Total	Corporate	Subsidiaries	Total
			(in thousands)
Cash and cash equivalents	$36,672	$8,128	$44,800	$69,125	$12,906	$82,031
Restricted cash (1)	—	171	171	—	5	5

	$36,672	$8,299	$44,971	$69,125	$12,911	$82,036

Marketable securities (2)	$74,923	$—	$74,923	$84,376	$—	$84,376

(1)	Restricted cash at March 31, 2008 and December 31, 2007 does not include less than $0.1 million and $0.2 million, respectively, of long-term restricted cash included in “Other” assets on the Company’s Consolidated balance sheets.

(2)	Includes a contributing asset of $2.0 million at March 31, 2008 and an offsetting liability of $3.7 million at December 31, 2007 related to derivative instruments associated with the Company’s marketable securities.
We believe existing cash and cash equivalents, our borrowing facilities and proceeds from the potential sales of all or a portion of our interests in certain marketable securities and partner companies to be sufficient to fund our cash requirements for the foreseeable future, including any future commitments to partner companies, debt obligations and general operations requirements. At March 31, 2008, as well as the date of this filing, we were not obligated for any significant funding and guarantee commitments to existing partner companies. We will continue to evaluate acquisition opportunities and may acquire additional ownership interests in new and existing partner companies in the next twelve months; however, such acquisitions will generally be made at our discretion.
Consolidated working capital decreased by $28.3 million from December 31, 2007 to March 31, 2008, primarily due to fundings to partner companies.
Summary of Statements of Cash Flows

	As of March 31,
	2008	2007
	(in thousands)
Cash provided by (used in) operating activities	$(11,148)	$(11,909)
Cash provided by (used in) investing activities	$(25,822)	$(5,283)
Cash provided by (used in) financing activities	$(256)	$(37,328)
The net decrease in cash used in operating activities is the result of improved working capital components in the 2008 period versus the 2007 period.
The increase in cash used in investing activities from 2007 to 2008 is the result of a greater aggregate amount of partner company funding in 2008 than in 2007.
The decrease in cash used in financing activities from 2007 to 2008 is primarily related to the repurchase of $26.6 million of principal of convertible notes for $37.1 million in cash in 2007.
We and our consolidated subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. We do not expect the ultimate liability with respect to these actions will materially affect our financial position or cash flows.

Contractual Cash Obligations and Commercial Commitments
We had no other material changes to contractual cash obligations and commercial commitments for the three months ended March 31, 2008.
Off-Balance Sheet Arrangements
We are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Our Partner Companies
As of March 31, 2008, we owned interests in 18 partner companies that are categorized below based on segment and method of accounting.

CORE PARTNER COMPANIES (%Voting Interest)
Consolidated	Equity	Cost
ICG Commerce (65%)	Channel Intelligence (46%)	(none)
Investor Force (80%)	Freeborders (32%)
Metastorm (32%)
StarCite (32%)
Vcommerce (48%)
WhiteFence (35%)

OTHER HOLDINGS COMPANIES (%Voting Interest)
Consolidated	Equity	Cost
(none)	Commerce360 (30%)	Anthem (9%)
	GoIndustry (29%)(2)	Blackboard (1)
Captive Capital (5%)
Creditex (13%)
Emptoris (5%)
Entegrity Solutions (2%)
Jamcracker (2%)
Tibersoft (5%)

(1)	As of March 31, 2008, we own 2,187,060 shares of Blackboard (NASDAQ:BBBB) (see “Note 5 — Marketable Securities” to our consolidated financial statements.)

(2)	As of March 31, 2008, we own 133,832,852 shares, or approximately 29% of the voting securities, of GoIndustry. GoIndustry’s common stock is traded on the AIM market of the London Stock Exchange under ticker symbol GOI. See “Note 4 — Ownership Interests in Partner Companies and Goodwill” to our consolidated financial statements)
Results of Operations
The following summarizes the unaudited selected financial information related to our segments. Each segment includes the results of our consolidated partner companies and records our share of the earnings and losses of partner companies accounted for under the equity method of accounting. The partner companies included within the segments are the same 18 partner companies for 2008 and 2007. Additionally, Commerce360 is included in the other holdings segment from the date it became an equity method partner company in the three months ended March 31, 2008. The method of accounting for any particular partner company may change based on our ownership interest.

Corporate expenses represent the general and administrative expenses of our business operations, which include supporting our partner companies and operating as a public company. The measure of segment net loss reviewed by us does not include items such as gains on the disposition of partner company ownership interests and marketable securities holdings, losses on convertible note repurchases and transactions, income taxes and accounting changes, which are reflected in other reconciling items in the following table.

Segment Information
(in thousands)
		Other	Total	Reconciling Items			Consolidated
	Core	Holdings	Segment	Dispositions	Corporate	Other	Results
For the Three Months Ended March 31, 2008
Revenues	$16,022	$—	$16,022	$—	$—	$—	$16,022
Net income (loss)	$(6,100)	$(1,102)	$(7,202)	$—	$(4,674)	$5,323	$(6,553)

For the Three Months Ended March 31, 2007
Revenues	$11,782	$—	$11,782	$—	$—	$—	$11,782
Net income (loss)	$(5,074)	$(768)	$(5,842)	$493	$(4,919)	$(9,327)	$(19,595)
For the Three Months Ended March 31, 2008 and 2007
Results of Operations — Core Companies
The following presentation of the results of operations of our core companies includes the results of our consolidated core partner companies and our share of the results of our equity method core partner companies.

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Selected data:
Revenues	$16,022	$11,782

Cost of revenue	(11,371)	(9,025)
Selling, general and administrative	(3,230)	(3,082)
Research and development	(1,465)	(1,568)
Amortization of intangibles	(44)	(32)
Impairment related and other	(31)	(20)

Operating expenses	(16,141)	(13,727)

Interest and other	(2)	112
Equity loss	(5,979)	(3,241)

Net loss	$(6,100)	$(5,074)

Revenue
Revenue increased $4.2 million from $11.8 million in 2007 to $16.0 million in 2008. This revenue increase was primarily driven by increased revenues at ICG Commerce from new and existing customers.

Operating Expenses
Operating expenses increased $2.4 million, from $13.7 million in the three months ended March 31, 2007 to $16.1 million in the three months ended March 31, 2008. This operating expense increase was due to increased operating expenses at ICG Commerce to service existing and new customers contracts.
Equity Loss
A portion of our net results from our core companies is derived from those partner companies in which we hold a substantial minority ownership interest. Our share of the income or losses of these companies is recorded in our Consolidated Statement of Operations under “Equity loss.”

	Three Months Ended March 31,
	2008	2007
	(in thousands)

Selected data:
Total revenues	$44,404	$35,485
Total net loss	$(12,939)	$(7,661)
Our share of total net loss (“equity loss”)	$(5,979)	$(3,241)
Our share of the net loss increased in 2008 versus 2007 as Metastorm recorded increased intangible amortization expense related to its second half of 2007 acquisitions in the 2008 quarter and some of our more recent acquisitions (primarily Channel Intelligence and Vcommerce) continue to increase operating expenses to expand market share.
Results of Operations — Other Holdings Companies
The following presentation of the results of operations of our other holdings companies includes the results of our consolidated other holdings partner companies and our share of the results of our equity method other holdings partner companies.

	Three Months Ended March 31,
	2008	2007
	(in thousands)

Selected data:
Equity loss	$(1,102)	$(768)

Net loss	$(1,102)	$(768)

Equity loss increased in the first quarter of 2008 from the comparable 2007 period as our share of GoIndustry’s net loss for first quarter of 2008 increased versus the 2007 period.

Results of Operations — Reconciling Items
Dispositions
The following is a summary of the components of “Dispositions,” a reconciling item for segment reporting purposes:

	Three Months Ended March 31,
	2008	2007

Equity income of partner companies sold/disposed of	$—	$493

Net income (loss)	$—	$493

Corporate

	Three Months Ended March 31,
	2008	2007
	(in thousands)

General and administrative	$(5,432)	$(6,033)
Interest income, net	758	1,114

Net loss	$(4,674)	$(4,919)

General and Administrative
Our general and administrative expenses decreased $0.6 million for the three months ended March 31, 2008 versus the comparable 2007 period, primarily due to employee-related expenses.
Interest Income/Expense
The interest income, net decrease of $0.4 million for the three months ended March 31, 2008 from the same period in 2007 is attributable to lower cash balances in the first quarter of 2008 than those in the first quarter of 2007.
Other

	Three Months Ended March 31,
	2008	2007
	(in thousands)

Corporate other income (loss) (Note 9)	$5,853	$(11,863)
Corporate income tax benefit	—	2,148
Minority interest	(530)	388

Net income (loss)	$5,323	$(9,327)

Corporate Other Income (Loss), Net
Other income (loss), net was income of $5.9 million in the three months ended March 31, 2008 and a loss of $11.9 million in the comparable 2007 period. Other income in the three months ended March 31, 2008 is primarily driven by our Blackboard hedges. See Note 5 to our Consolidated Financial Statements. The loss in the three months ended March 31, 2007 is primarily the result of a $10.8 million loss on the repurchase of our senior convertible notes. See Note 6 to our Consolidated Financial Statements.
Corporate Income Tax
We recorded a tax benefit of $2.1 million for the 2007 period. See Note 10 to our Consolidated Financial Statements. No benefit was recorded for the loss for the three month period ended March 31, 2008 as realization of this benefit is not considered to be more likely than not.

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

Deferred Income Taxes
We record a valuation allowance to reduce our net deferred tax assets to an amount that is more likely than not to be realized. We consider future taxable income and prudent and feasible tax planning strategies in determining the need for a valuation allowance. In the event that we determine that we would not be able to realize all or part of our net deferred tax assets, an adjustment to the deferred tax assets is charged to earnings in the period such determination is made. Likewise, if we later determine that it is more likely than not that the net deferred tax assets would be realized, then the previously provided valuation allowance would be reversed.
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
Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. In February 2008, the FASB issued two FSPs amending SFAS No. 157. FSP SFAS 157-1 amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions. FSP SFAS 157-2 delays the effective date of SFAS No. 157 until fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We adopted SFAS No. 157 on January 1, 2008, except for the items covered by FSP SFAS 157-2.
SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
•	Level 1: Observable inputs, such as quoted prices in active markets for identical assets or liabilities;

•	Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
Our marketable securities are reported at fair value on our consolidated balance sheet based on quoted prices in active markets for identical or comparable assets (Level 1). See Note 2 to our Consolidated Financial Statements.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133.” SFAS No. 161 is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable financial statement users to better understand the effects of derivatives and hedging on an entity’s financial position, financial performance and cash flows. The provisions of SFAS No. 161 are effective for interim periods and fiscal years beginning after November 15, 2008, which is our fiscal year beginning January 1, 2009. We are currently evaluating the impact the adoption of SFAS No. 161 will have on our consolidated financial statements.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to equity price risks on the marketable portion of our equity securities. Our public holdings at March 31, 2008 include equity positions in companies in sectors that have experienced significant historical volatility in their stock prices. A 20% adverse change in equity prices, based on a sensitivity analysis of our public holdings as of March 31, 2008, would result in approximately a $14 million decrease in the fair value of our public holdings. Through March 31, 2008, the Company has entered into cashless collar contracts with various expiration dates in 2010 to hedge 1,625,000 shares of its total holdings of 2,187,060 shares of Blackboard common stock at weighted average minimum and maximum prices per share of $24.27 and $56.35, respectively. Each of these contracts limits the Company’s exposure to price declines in the underlying equity securities. Additionally, each of these contracts limits the Company’s maximum benefits from price increases in the underlying equity securities.
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
PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
In May and June 2001, certain of the Company’s present directors, along with the Company, certain of its former directors, certain of its present and former officers and its underwriters, were named as defendants in nine class action complaints filed in the United States District Court for the Southern District of New York. The plaintiffs and the putative classes they seek to represent include present and former stockholders of the Company. The complaints generally allege violations of Sections 11 and 12 of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 10b-5 promulgated under the Exchange Act, based on, among other things, the dissemination of statements allegedly containing material misstatements and/or omissions concerning the commissions received by the underwriters of the initial public offering and follow-on public offering of the Company as well as failure to disclose the existence of purported agreements by the underwriters with some of the purchasers in these offerings to buy additional shares of the Company’s stock subsequently in the open market at pre-determined prices above the initial offering prices. The plaintiffs seek for themselves and the alleged class members an award of damages and litigation costs and expenses. The claims in these cases have been consolidated for pre-trial purposes (together with claims against other issuers and underwriters) before one judge in the Southern District of New York federal court. In April 2002, a consolidated, amended complaint was filed against these defendants which generally alleges the same violations and also refers to alleged misstatements or omissions that relate to the recommendations regarding the Company’s stock by analysts employed by the underwriters. In June and July 2002, defendants, including the Company defendants, filed motions to dismiss plaintiffs’ complaints on numerous grounds. The Company’s motion was denied in its entirety in an opinion dated February 19, 2003. In July 2003, a committee of the Company’s Board of Directors approved a proposed settlement with the plaintiffs in this matter, which was preliminarily approved by the District Court overseeing the litigation in February 2005. A final fairness hearing on the settlement was held on April 24, 2006. On December 5, 2006, however, the Second Circuit Court of Appeals reversed the certification of plaintiff classes in six actions related to other issuers that had been designated as test cases with respect to the non-settling defendants in those matters (the “Focus Cases”) and made other rulings that drew into question the legal viability of the claims in the Focus Cases. The Court of Appeals later rejected the plaintiffs’ request that it reconsider that decision. As a result, on June 25, 2007, the District Court approved a stipulation and order terminating the proposed settlement. In addition, the Court has issued an order applying the appellate decision made with respect to the Focus Cases to all other cases, including the consolidated action against the Company (the “Remaining Cases”). On August 14, 2007, the plaintiffs filed an amended “master” complaint containing allegations purportedly common to all defendants in all actions and filed amended complaints containing specific allegations against the six issuer defendants in the Focus Cases. In addition, on September 27, 2007, the plaintiffs again moved to certify classes in each of the Focus Cases. The defendants in the Focus Cases have moved to dismiss the amended complaints. On March 26, 2008, the District Court granted in part and denied in part those defendants’ motion to dismiss. The motion to certify the Focus Cases as class actions remains outstanding. The Court has approved a stipulation extending the time within which the plaintiffs must file amended pleadings containing specific allegations against the other issuer defendants, including the Company, and the time within which those defendants must move, answer or otherwise respond to those specific allegations. Counsel for plaintiffs have indicated an interest in commencing discovery in the Remaining Cases, but the scope and timetable for any such discovery, including discovery relating to the consolidated action against the Company, has not yet been determined.
ITEM 1A. Risk Factors
In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Submission of Matters to a Vote of Security Holders
None.
ITEM 5. Other Information
None.

ITEM 6. Exhibits
Exhibit Index

Exhibit Number	Document

10.1	Form of Loan Agreements, each dated as of May 8, 2008, by and between ICG Holdings, Inc. and with Credit Suisse Capital LLC.

10.2	Form of Promissory Note by ICG Holdings, Inc. in favor of Credit Suisse Capital LLC.

11.1	Statement Regarding Computation of Per Share Earnings (included herein at Note 11-“Net Income (Loss) per Share” to the Consolidated Financial Statements).

31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

32.2	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Security Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: May 12, 2008

INTERNET CAPITAL GROUP, INC.
By:	/s/ R. Kirk Morgan
	Name:	R. Kirk Morgan
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)