Form 10-Q
period 2008-06-30
INTERNET CAPITAL GROUP INC
filed 2008-08-11
CIK 1085621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For Quarterly Period Ended June 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Company’s Common Stock, $0.001 par value per share outstanding as of July 31, 2008 was 38,713,144 shares.

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
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended the (“Exchange Act”). See the subsection of Part II, Item 2 entitled “Introduction; Forward - Looking Statements” for more information.
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

INTERNET CAPITAL GROUP, INC.
PARTNER COMPANIES AS OF JUNE 30, 2008
At June 30, 2008, our consolidated core partner companies consisted of:
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
Vcommerce Corporation (“Vcommerce”)
Vcommerce provides on-demand commerce and fulfillment solutions for multi-channel retailers and direct-to-consumer companies of all types. Vcommerce offers turn-key solutions and customized features that allow customers to rely on Vcommerce for some or all of their e-commerce functions, from hosting an entire e-commerce site to supporting back-end functions such as managing drop-ship suppliers. As a complete solution, Vcommerce enables retailers, distributors and manufacturers to merchandise products, accept orders from customers, authorize and settle credit card transactions, ship products directly to the consumer, handle returns and manage customer service through the Vcommerce platform with minimal operating overhead and no information technology (“IT”) infrastructure.
At June 30, 2008, our core partner companies accounted for under the equity method consisted of:
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
Freeborders, Inc. (“Freeborders”)
Freeborders is a provider of technology solutions and outsourcing from China. Freeborders provides industry expertise to North American and European companies in financial services, technology, retail/consumer goods, manufacturing and transportation and logistics. Freeborders’ solutions help companies seeking cost-effective technology solutions.

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
At June 30, 2008, our other holdings partner companies primarily consisted of:
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
Captive Capital Corporation (“Captive Capital”)
Captive Capital creates and manages turn-key, multi-lender financing under its customers’ brand names. Through funding relationships with lenders, and syndication capabilities for large transactions, Captive Capital serves manufacturers and distributors throughout the U.S. and Canada.
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
GoIndustry Dovebid plc (“GoIndustry”) (LSE.AIM:GOI)
GoIndustry is a leader in auction sales and valuations of used industrial machinery and equipment. GoIndustry combines traditional asset sales experience with innovative e-commerce technology and advanced direct marketing to service the needs of multi-national corporations, insolvency practitioners, dealers and asset based lenders around the world.
Jamcracker, Inc. (“Jamcracker”)
The Jamcracker Services Delivery Network (JSDN) enables global on-demand service delivery by bringing together on-demand services vendors (content providers) and solution providers/resellers (resellers) to foster channel development, delivery and on-demand market growth.
Tibersoft Corporation (“Tibersoft”)
Tibersoft strengthens the trading relationships in the food service industry by using an integrated blend of services and technology.

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
INTERNET CAPITAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)
	(in thousands,
	except per share data)
Assets
Current Assets
Cash and cash equivalents	$42,875	$82,031
Restricted cash	212	5
Accounts receivable, net of allowance ($422-2008; $44-2007)	9,836	7,769
Prepaid expenses and other current assets	7,126	6,883

Total current assets	60,049	96,688
Marketable securities	83,611	88,029
Fixed assets, net	2,193	1,723
Ownership interests in Partner Companies	133,230	127,888
Goodwill	34,935	17,084
Other, net	1,393	1,019

Total Assets	$315,411	$332,431

Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of other long-term debt	$2,531	$613
Accounts payable	2,186	1,624
Accrued expenses	3,484	2,871
Accrued compensation and benefits	7,763	9,554
Deferred revenue	4,594	3,277

Total current liabilities	20,558	17,939
Other long-term debt	383	191
Hedges of marketable securities	1,424	3,653
Deferred revenue	1,900	91
Other	1,161	756
Minority interest	6,178	5,143

	31,604	27,773

Stockholders’ Equity
Preferred stock, $0.01 par value; 10,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value; 2,000,000 shares authorized, 38,707 (2008) and 38,651 (2007) issued and outstanding	39	39
Additional paid-in capital	3,569,918	3,567,495
Accumulated deficit	(3,366,571)	(3,347,723)
Accumulated other comprehensive income	80,421	84,847

Total Stockholders’ Equity	283,807	304,658

Total Liabilities and Stockholders’ Equity	$315,411	$332,431

See accompanying notes to Consolidated Financial Statements.

INTERNET CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands, except per share data)
Revenues	$17,581	$12,520	$33,603	$24,302

Operating expenses
Cost of revenue	11,575	10,381	22,946	19,406
Selling, general and administrative	9,830	7,756	18,492	16,871
Research and development	2,771	1,562	4,236	3,130
Impairment related and other	117	54	192	106

Total operating expenses	24,293	19,753	45,866	39,513

	(6,712)	(7,233)	(12,263)	(15,211)
Other income (loss), net	(359)	3,678	5,488	(8,191)
Interest income	404	1,148	1,233	2,626
Interest expense	(64)	(22)	(77)	(268)

Income (loss) before income taxes, minority interest and equity loss	(6,731)	(2,429)	(5,619)	(21,044)
Income tax (expense) benefit	(239)	494	(293)	2,642
Minority interest	(584)	(19)	(1,114)	369
Equity loss	(4,741)	(1,806)	(11,822)	(5,322)

Income (loss) from continuing operations	(12,295)	(3,760)	(18,848)	(23,355)
Income (loss) on discontinued operations	—	(220)	—	(220)

Net income (loss)	$(12,295)	$(3,980)	$(18,848)	$(23,575)

Basic income (loss) per share:
Income (loss) from continuing operations	$(0.32)	$(0.10)	$(0.49)	$(0.62)
Income (loss) on discontinued operations	—	(0.01)	—	(0.01)

	$(0.32)	$(0.11)	$(0.49)	$(0.63)

Shares used in computation of basic income (loss) per share	38,383	37,846	38,302	37,825

Diluted income (loss) per share:
Income (loss) from continuing operations	$(0.32)	$(0.10)	$(0.49)	$(0.62)
Income (loss) on discontinued operations	—	(0.01)	—	(0.01)

	$(0.32)	$(0.11)	$(0.49)	$(0.63)

Shares used in computation of diluted income (loss) per share	38,383	37,846	38,302	37,825

See accompanying notes to Consolidated Financial Statements.

INTERNET CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2008	2007
	(in thousands)
Operating Activities
Net loss	$(18,848)	$(23,575)
Adjustments to reconcile net loss to provided by cash (used in) operating activities:
(Income) loss on discontinued operations	—	220
Depreciation and amortization	744	742
Impairment related and other	61	40
Equity-based compensation	3,765	4,030
Equity loss	11,822	5,322
Other (income) loss	(5,488)	8,191
Minority interest	1,114	(369)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(1,025)	(1,029)
Prepaid expenses and other assets	576	(2,085)
Accounts payable	243	694
Accrued expenses	(292)	(1,985)
Accrued compensation and benefits	(2,641)	(4,077)
Deferred revenue	(288)	(700)
Other liabilities	28	7

Cash flows provided by (used in) operating activities	(10,229)	(14,574)

Cash flows from operating activities of discontinued operations
Investing Activities
Capital expenditures, net	(719)	(853)
Restricted cash	(7)	(17)
Proceeds from sales of marketable securities	—	24
Proceeds from sales of Partner Company ownership interests	3,205	32,446
Acquisitions of ownership interests in Partner Companies	(33,388)	(5,625)
Increase in cash due to consolidation of Partner Company	2,553	—

Cash flows provided by (used in) investing activities	(28,356)	25,975

Financing Activities
Repurchase of senior convertible notes	—	(37,087)
Long-term debt and capital lease obligations, net	(573)	(480)

Cash flows provided by (used in) financing activities	(573)	(37,567)
Net increase (decrease) in Cash and Cash Equivalents	(39,158)	(26,166)
Effect of exchange rates on cash	2	(76)
Cash and Cash Equivalents at beginning of period	82,031	120,808

Cash and Cash Equivalents at the end of period	$42,875	$94,566

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
2. Significant Accounting Policies
Basis of Presentation
The accompanying Consolidated Financial Statements are unaudited and, in the opinion of management, include all adjustments consisting only of normal and recurring adjustments necessary for a fair presentation of the results for these interim periods. These Consolidated Financial Statements should be read in connection with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Results of operations for the three and six month period ended June 30, 2008 are not necessarily indicative of the results of operations expected for the full year.
The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. The Consolidated Financial Statements also include the following majority-owned subsidiaries for all or a portion of the periods indicated, each of which has been consolidated since the date the Company acquired majority voting control (collectively, the “Consolidated Subsidiaries”):

Three and Six Months Ended June 30,
2008	2007
ICG Commerce	ICG Commerce
Investor Force	Investor Force
Vcommerce (1)
The Consolidated Balance Sheets include the following majority-owned subsidiaries at:

June 30, 2008	December 31, 2007
ICG Commerce	ICG Commerce
Investor Force	Investor Force
Vcommerce

(1)	On May 1, 2008, Vcommerce became a consolidated Partner Company as the Company’s ownership interest increased to 53%. Vcommerce’s results of operations are included in the Consolidated Statements of Operations beginning May 1, 2008. See Note 4.
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

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. Significant Accounting Policies — (Continued)
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Those estimates include evaluation of the Company’s holdings in its Partner Companies, holdings in marketable securities and associated hedges, asset impairment, revenue recognition, income taxes and commitments and contingencies. Certain amounts recorded to reflect the Company’s share of losses of Partner Companies accounted for under the equity method are based on unaudited results of operations of those Partner Companies and may require adjustments in the future when audits of these entities are made final. During the three and six months ended June 30, 2008, those amounts were not material. It is reasonably possible that the Company’s accounting estimates with respect to the ultimate recoverability of ownership interests in Partner Companies and goodwill could change in the near term and that the effect of such changes on the financial statements could be material. At June 30, 2008, the Company believes the recorded amount of ownership interests in Partner Companies and goodwill is not impaired.
Concentration of Customer Base and Credit Risk
The following table summarizes ICG Commerce’s customers who, for at least one period covered by this report, represented greater than 10% of the Company’s consolidated revenue:

% of Consolidated Revenues for the:	Customer #1	Customer #2	Customer #3
Three months ended June 30, 2008	18%	18%	(a	)
Three months ended June 30, 2007	26%	N/A	16%
Six months ended June 30, 2008	19%	18%	(a	)
Six months ended June 30, 2007	26%	N/A	15%

Related accounts receivable balances at (in millions):
June 30, 2008 (b)	$1.2	$1.3	(c	)
December 31, 2007	$1.4	(c )	(c	)

(a)	Customer revenues did not exceed 10% of the Company’s consolidated revenues for the period indicated.

(b)	These accounts receivable balances for customer #1 and customer #2 include $0.7 million and $0.7 million, respectively, of unbilled accounts receivable.

(c)	Related accounts receivable were not significant at date indicated.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. Significant Accounting Policies — (Continued)
Stock-Based Compensation
The Company accounts for stock-based awards under Financial Accounting Standards Board (“FASB”) No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation cost over the service periods for awards expected to vest. The Company generally recognizes compensation expense for awards granted after January 1, 2006 on a straight-line basis over the vesting period of the awards. Fair value for stock options and stock appreciation rights (“SARs”) is determined using the black-scholes model and the relevant expense is amortized over the applicable vesting period. See Note 3.
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
Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. In February 2008, the FASB issued two final staff positions (“FSP”) amending SFAS No. 157. FSP SFAS 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions. FSP SFAS 157-2 delays the effective date of SFAS No. 157 until fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company adopted SFAS No. 157 on January 1, 2008, except for the items covered by FSP SFAS 157-2.
SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
•	Level 1: Observable inputs, such as quoted prices in active markets for identical assets or liabilities;

•	Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
The fair value of the Company’s financial assets measured at fair value on a recurring basis were as follows (in millions):

	Balance at
	June 30,
	2008	Level 1	Level 2		Level 3
Cash equivalents (Money market accounts)	$38.5	$38.5	$—		$—
Marketable securities (see Note 5)	83.6	83.6	—		—
Hedges of marketable securities (see Note 5)	(1.4)	—	(1.4	)(a)	—

	$120.7	$122.1	$(1.4)		$—

(a)	The Company’s counterparty provides the Company with a quarterly statement of the market value of the cashless collar contracts based on model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. Significant Accounting Policies — (Continued)
On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Under this Standard, the Company may elect to report cost and equity method partner companies, marketable securities, hedges and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS No. 159 became effective for the Company beginning January 1, 2008. The Company has elected not to apply the fair value option to any of the Company’s eligible financial assets and liabilities.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) amends the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for the Company’s year beginning on January 1, 2009, and the Company will apply SFAS No. 141(R) prospectively to all business combinations subsequent to the Company’s effective date.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51.” SFAS No. 160 establishes accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 also establishes disclosure requirements that clarify the distinctions between controlling and noncontrolling interests and requires the separate disclosure of income attributable to controlling and noncontrolling interests. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, which is the Company’s year beginning January 1, 2009. The Company is currently evaluating the impact that the adoption of SFAS No. 160 will have on the Company’s consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133, Accounting for Derivatives and Hedging Activities.” SFAS No. 161 is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable financial statement users to better understand the effects of derivatives and hedging on an entity’s financial position, financial performance and cash flows. The provisions of SFAS No. 161 are effective for interim periods and years beginning after November 15, 2008, which is the Company’s year beginning January 1, 2009. The Company is currently evaluating the impact the adoption of SFAS No. 161 will have on the Company’s consolidated financial statements.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Equity-Based Compensation
The following table provides additional information related to the Company’s equity-based compensation ($ in millions):

					Unrecognized	Weighted Average Years
					Equity-	Remaining of Equity-
	Three Months Ended		Six Months Ended		Based	Based Compensation
	June 30,		June 30,		Compensation at	Expense at
	2008	2007	2008	2007	June 30, 2008	June 30, 2008
Stock Appreciation Rights	$0.9	$0.9	$1.9	$1.9	$4.7	1.2

Stock Options	—	0.1	0.1	0.2	0.1	0.5

Restricted Stock	0.5	0.6	1.0	1.2	0.6	0.4

Deferred Stock Units	0.1	0.1	0.2	0.1	0.2	0.7

Equity-Based Compensation	$1.5	$1.7	$3.2	$3.4	$5.6

Equity-Based Compensation for Consolidated Partner Companies	0.2	0.2	0.4	0.4	1.9	2.8

Equity-Based Compensation	$1.7	$1.9	$3.6	$3.8	$7.1

These amounts are primarily included in “Selling, general and administrative” on the Company’s Consolidated Statements of Operations for their respective periods.
Deferred Stock Units (“DSUs”)
During the six months ended June 30, 2008, the Company issued 36,000 DSUs to the Company’s non-management directors under the Non-Management Director Compensation Plan that will vest in the first quarter of 2009. These DSUs were valued at $0.3 million.
During the three and six months ended June 30, 2008, the Company issued 4,773 DSUs and 17,120 DSUs, respectively, payable in lieu of cash, which vested immediately, to the Company’s non-management directors for services provided to the Company’s Board and its committees. The expense of $0.1 million and $0.2 million for the three and six months ended June 30,  2008, respectively, and expense of $0.1 million and $0.2 million for the three and six months ended June 30, 2007, associated with the quarterly grants for service is included in “Selling, General and Administrative” on the Company’s Consolidated Statements of Operations, but is not included in the summarized Equity-Based compensation table above.
4. Ownership interests in Partner Companies and Goodwill
The following table summarizes the Company’s ownership interests in Partner Companies:

	June 30,	December 31,
	2008	2007
	(in thousands)
Ownership interests in Partner Companies — Equity Method	$103,633	$98,144
Ownership interests in Partner Companies — Cost Method	29,597	29,744

	$133,230	$127,888

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. Ownership Interests in Partner Companies and Goodwill — (Continued)
Beginning with the three months ended March 31, 2008, Commerce360, which was previously accounted for under the cost method, became an equity method company due to an increase in the Company’s ownership stake in Commerce360 following its participation in a financing round during that period. Prior periods have not been restated to reflect prior equity losses from the original acquisition in Commerce360, because such losses were immaterial to the Company.
Acquisitions — Consolidated Companies
Effective May 1, 2008, in connection with the Company’s purchase of stock in Vcommerce in December 2006, the Company received additional shares of Vcommerce stock for no additional consideration. Following the Company’s receipt of these additional shares, the Company is accounting for Vcommerce, which was previously accounted for under the equity method, under the consolidation method. As of April 30, 2008, the carrying value of Vcommerce was $15.2 million. The Company has made preliminary purchase price allocations with respect to its interest in Vcommerce and is in the process of finalizing such allocations. The carrying value of Vcommerce has preliminarily been allocated as follows: $17.9 million of goodwill; $0.9 million of intangibles; and $3.6 million of net liabilities.
The following table summarizes the Company’s goodwill (in thousands):

Goodwill at December 31, 2007	$17,084
Increase due to Vcommerce consolidation	17,948
Reduction due to dilution of a consolidated partner company’s ownership	(97)

Goodwill at June 30, 2008	$34,935

As of June 30, 2008 and December 31, 2007, all of the Company’s goodwill was allocated to the core segment.
Equity Method Companies
The following unaudited summarized financial information relates to the Company’s Partner Companies accounted for under the equity method of accounting at June 30, 2008 and December 31, 2007. This aggregate information has been compiled from the financial statements and capitalization tables of the respective equity method Partner Companies.

	Approximate Voting Ownership:
Equity Method Partner Company	June 30, 2008	December 31, 2007
Channel Intelligence	46%	41%
Commerce360	30%	8%
Freeborders	32%	32%
GoIndustry	29%	31%
Metastorm	32%	32%
StarCite	34%	26%
Vcommerce	(1)	48%
WhiteFence	35%	35%

(1)	Vcommerce was consolidated effective May 1, 2008 as the Company’s ownership interest increased to 53%. Vcommerce is included in the equity method results of operations through April 30, 2008 at an ownership level of 48%.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. Ownership Interests in Partner Companies and Goodwill — (Continued)
Balance Sheets (Unaudited)

	June 30, 2008 (1)	December 31, 2007(2)
	(in thousands)
Cash, cash equivalents and short-term investments	$52,998	$41,313
Other current assets	92,619	85,074
Other non-current assets	185,892	171,526

Total assets	$331,509	$297,913

Current liabilities	$99,009	$105,184
Non-current liabilities	14,873	11,546
Long-term debt	11,311	16,011
Stockholders’ equity	206,316	165,172

Total liabilities and stockholders’ equity	$331,509	$297,913

Total carrying value	$103,633	$98,144

(1)	Includes Channel Intelligence, Commerce360, Freeborders, GoIndustry, Metastorm, StarCite, and WhiteFence.

(2)	Includes Channel Intelligence, Freeborders, GoIndustry, Metastorm, StarCite, Vcommerce and WhiteFence.
At June 30, 2008, the Company’s carrying value in equity method Partner Companies in the aggregate exceeded the Company’s share of net assets of these equity method Partner Companies by approximately $39.3 million. This excess is allocated $31.0 million to goodwill, which is not amortized, and $8.3 million to intangibles, which are generally amortized over a range of 3 to 7 years. Amortization expense associated with these intangibles of $0.4 million and $0.6 million for the three and six months ended June 30, 2008, is included in the table below in the line item “Total equity income (loss),” and is included in “Equity Loss” on the Company’s Consolidated Statements of Operations.
Results of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008 (1)	2007 (2)	2008 (3)	2007 (4)
	(in thousands)		(in thousands)
Revenues	$61,944	$51,242	$118,756	$99,418

Net income (loss)	$(13,229)	$(5,936)	$(29,111)	$(13,575)

Total equity income (loss)	$(4,741)	$(1,806)	$(11,822)	$(5,322)

(1)	Includes Channel Intelligence, Commerce360, Freeborders, GoIndustry, Metastorm, StarCite, Vcommerce (to date of consolidation) and WhiteFence.

(2)	Includes Channel Intelligence, Freeborders, GoIndustry, Marketron International, Inc. (“Marketron”) (to date of disposition), Metastorm, StarCite, Vcommerce and WhiteFence.

(3)	Includes Channel Intelligence, Commerce360, Freeborders, GoIndustry, Metastorm, StarCite, Vcommerce (to date of consolidation) and WhiteFence.

(4)	Includes Channel Intelligence, Freeborders, GoIndustry, Marketron (to date of disposition), Metastorm, StarCite, Vcommerce and WhiteFence.
Other Equity Company Information
In February 2008, GoIndustry issued equity in conjunction with a financing and an acquisition transaction. In conjunction with the financing, the Company purchased an additional 52,690,950 shares of GoIndustry for approximately $10.5 million. As a result of these transactions, the Company’s ownership in

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. Ownership Interests in Partner Companies and Goodwill — (Continued)
GoIndustry was reduced from 31% to approximately 29%. The reduction in the Company’s ownership interest in GoIndustry was accounted for as a disposition of shares and resulted in a dilution loss for accounting purposes. The dilution loss totaled $1.3 million and was recorded as an equity transaction with a decrease to additional paid-in capital. At June 30, 2008, the Company owns 133,832,852 shares of GoIndustry, or approximately 29% of the outstanding shares.
In the three and six months ended June 30, 2008, the Company increased its ownership percentage in Channel Intelligence, Commerce360 and StarCite through the Company’s acquisition of existing shares and participation in financing rounds. The total amount of these acquisitions was $22.9 million. The Company has made a preliminary allocation of the purchase prices and is in the process of finalizing its purchase price allocations for these transactions.
As of June 30, 2008, the Company has outstanding aggregate contingent gains of approximately $4.0 million associated with escrows related to sales of prior equity method Partner Companies. These escrows primarily relate to sale consideration that was set aside to satisfy potential purchase price adjustments and/or potential indemnity claims. The Company records escrow proceeds at the time the Company is entitled to such proceeds, the amount is fixed or determinable and realization is assured.
Cost Company Information
On June 3, 2008, Creditex entered into a merger agreement pursuant to which it will be acquired by IntercontinentalExchange, Inc. (NYSE: ICE) (“ICE”). The closing of the merger, which is subject to certain closing conditions, is expected to occur late in the third quarter of 2008. The Company’s estimated share of the stated merger consideration, which is based on an estimate of the working capital adjustment and other adjustments contained in the merger agreement, is approximately $85.0 million. The merger consideration to be paid to the Company will be paid in shares of ICE common stock based on the average of two 8-day average prices of ICE common stock, one of which corresponds with the signing of the merger agreement, and the other of which corresponds with the closing of the merger. The number of shares of ICE stock to be received by the Company as merger consideration will not be determined until the closing, and 7.5% of such shares will be held in escrow to satisfy potential indemnification claims. Based on the estimates described above, if the merger had closed on July 30, 2008, the Company would have received approximately 735,000 shares of ICE stock (inclusive of the escrowed shares) valued at approximately $76.4 million. The actual value of the shares of ICE stock to be received by the Company in the merger is subject to fluctuation based on changes in the value of ICE’s stock until the fifth business day prior to the closing of the transaction. The Company’s carrying value of Creditex at June 30, 2008 is $24.8 million.
5. Marketable Securities and Related Derivatives
Marketable securities represent the Company’s holdings in common stock of publicly traded companies accounted for under the cost method of accounting. The cost, unrealized holding gains/(losses), and fair value of marketable securities at June 30, 2008 and December 31, 2007 were as follows:

			Unrealized
	Common Shares		Holding
	Owned	Cost	Gains/(Losses)	Fair Value
		(in thousands, except shares)
June 30, 2008
Blackboard	2,187,060	$3,162	$80,449	$83,611

December 31, 2007
Blackboard	2,187,060	$3,162	$84,867	$88,029

The amounts reflected as the Company’s cost for Blackboard include the carrying value on the date the Partner Company converted to marketable securities and the value of warrants exercised.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5. Marketable Securities and Related Derivatives — (Continued)
The Company manages the Company’s exposure to and benefits from price fluctuations of Blackboard common stock by selectively using derivative securities or hedges. Although these instruments are derivative securities, their economic risks are similar to, and managed on the same basis as, risks of the other equity instruments the Company holds. These instruments are marked to market through earnings. As of June 30, 2008, the Company has entered into cashless collar contracts with various expiration dates between March 15, 2010 and October 15, 2010 to hedge 1,625,000 shares of its total holdings of 2,187,060 shares of Blackboard common stock at weighted average minimum and maximum prices per share of $24.27 and $56.35, respectively.
The marked-to-market impact to earnings of these instruments are reflected in “Other income (loss), net” for their appropriate period on the Company’s Consolidated Statements of Operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
		(in thousands)
Unrealized gain (loss) on mark to market of hedges	$(3,452)	$(6,007)	$2,228	$(7,119)
The income or loss is primarily driven by the change in the closing price of Blackboard stock from the beginning of the quarter to the end of the quarter. The price per share is reflected in the table as reported by the NASDAQ Global Market:

	Quarter Ended
	Dec. 31,	March 31,	June 30,	Dec 31,	March 31,	June 30,
	2006	2007	2007	2007	2008	2008
Blackboard closing stock price	$30.04	$33.63	$42.12	$40.25	$33.33	$38.23
In future quarters, the marked-to-market impact will generally be an expense if Blackboard’s stock price rises or income if Blackboard’s stock price declines. If the Company holds these hedges through their maturity dates and Blackboard’s stock price remains within the weighted average minimum and maximum prices per share, the value of the hedges will be zero at maturity.
The fair value of these instruments was a liability of $1.4 million and $3.7 million at June 30, 2008 and December 31, 2007, respectively, which is included in “Hedges of Marketable Securities” in the liabilities section of the Company’s Consolidated Balance Sheets.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6. Debt
Senior Convertible Notes
In February 2007, the Company repurchased and extinguished the remaining $26.6 million of its April 2009 senior convertible notes for $37.1 million plus accrued interest. The Company recorded a loss of $10.8 million on these repurchases, including $0.3 million for the acceleration of deferred financing fees during the six months ended June 30, 2007. These losses are included in “Other income (loss), net” for their appropriate period within the Company’s Consolidated Statements of Operations.
The Company recorded interest expense of $0.2 million for the six months ended June 30, 2007 related to these notes. The Company expensed $0.1 million related to the amortization of deferred financing fees in the six months ended June 30, 2007, excluding any expense relating to accelerations of deferred financing fees as a result of the repurchases described above.
Other Long-Term Debt
The Company’s other long-term debt at June 30, 2008 of $2.9 million relates to its consolidated Partner Companies, ICG Commerce, Investor Force, and Vcommerce and primarily consists of a note at Vcommerce. The long-term debt is due as follows: $2.5 million is due in 2008 and the remaining $0.4 million is due in 2009.
Loan and Credit Agreements
On September 30, 2002, the Company entered into a loan agreement with Comerica Bank (the “Loan Agreement”) to provide for the issuance of letters of credit up to $20 million, subject to a cash-secured borrowing base as defined by the Loan Agreement. The Loan Agreement was reduced to $10.0 million in 2004. In December 2007, the Loan Agreement was extended to December 13, 2008. Issuance fees of 0.50% per annum of the face amount of each letter of credit will be paid to Comerica Bank subsequent to issuance. The Loan Agreement also is subject to a 0.25% per annum unused commitment fee payable to the bank quarterly. No amounts were outstanding at June 30, 2008 or December 31, 2007.
On May 8, 2008, the Company entered into a series of loan agreements with Credit Suisse Capital LLC. Pursuant to these agreements, the Company may, from time to time, borrow funds secured by the cashless collar contracts that the Company previously entered into with respect to 1,625,000 of its shares of Blackboard common stock. The loans bear interest, which is payable quarterly in arrears, at the three-month U.S. dollar LIBOR rate, computed on the basis of a 30-day month and a 360-day year. This interest rate resets on the first day of each calendar quarter. The maturity of each of the loans corresponds with the expiration of the underlying cashless collar contract. Accordingly, the maturity dates of the loans range from March 15, 2010 to October 15, 2010. The maximum borrowing capacity under each of the loan agreements equals the present value of the minimum value of the underlying cashless collar contract, computed using the three month U. S. dollar LIBOR rate. As of June 30, 2008, the aggregate maximum borrowing capacity under the loan agreements is approximately $37 million. The Company has not drawn any amounts under the loan agreements to date.

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
Approximately 15% and 13% of the Company’s consolidated revenues for the three month and six months ended June 30, 2008, respectively, relates to sales generated in the United Kingdom. The revenues outside the United States in 2007 were not significant. As of June 30, 2008 and December 31, 2007, the Company’s assets were located primarily in the United States.

(in thousands)
				Reconciling Items
				Discontinued
				Operations
			Total	and			Consolidated
	Core	Other Holdings	Segment	Dispositions*	Corporate	Other**	Results
Three Months Ended June 30, 2008
Revenues	$17,581	$—	$17,581	$—	$—	$—	$17,581
Net income (loss)	$(6,102)	$168	$(5,934)	$—	$(5,370)	$(991)	$(12,295)

Three Months Ended June 30, 2007
Revenues	$12,520	$—	$12,520	$—	$—	$—	$12,520
Net income (loss)	$(4,136)	$223	$(3,913)	$141	$(4,269)	$4,061	$(3,980)

Six Months Ended June 30, 2008
Revenues	$33,603	$—	$33,603	$—	$—	$—	$33,603
Net income (loss)	$(12,202)	$(934)	$(13,136)	$—	$(10,044)	$4,332	$(18,848)

Six Months Ended June 30, 2007
Revenues	$24,302	$—	$24,302	$—	$—	$—	$24,302
Net income (loss)	$(9,210)	$(545)	$(9,755)	$634	$(9,188)	$(5,266)	$(23,575)

*	Discontinued Operations represent net loss of $220 for the three and six months ended June 30, 2007. All other amounts relate to dispositions.

	Three Months Ended June 30,		Six Months Ended June 30,
**	2008	2007	2008	2007
Corporate other income (loss) (Note 9)	$(407)	$3,586	$5,446	$(8,277)
Corporate income tax (expense) benefit	—	494	—	2,642
Minority interest	(584)	(19)	(1,114)	369

	$(991)	$4,061	$4,332	$(5,266)

7. Segment Information — (Continued)

				Discontinued
				Operations
			Total	and			Consolidated
	Core	Other Holdings	Segment	Dispositions	Corporate	Other	Results
Assets as of:
June 30, 2008	$145,941	$51,341	$197,282	$—	$118,129	$—	$315,411

Assets as of:
December 31, 2007	$128,518	$39,829	$168,347	$—	$164,084	$—	$332,431
8. Parent Company Financial Information
Parent company financial information is provided to present the financial position and results of operations of the Company and its wholly-owned subsidiaries as if the Partner Companies accounted for under the consolidation method of accounting were accounted for under the equity method of accounting for all applicable periods presented. The Company’s share of the consolidated Partner Companies’ losses is included in “Equity loss” in the Parent Company Statements of Operations for all periods presented based on the Company’s ownership percentage in each period. The carrying value of the consolidated companies as of June 30, 2008 and December 31, 2007 is included in “Ownership interests in Partner Companies” in the Parent Company Balance Sheets.
Parent Company Balance Sheets

	As of June 30, 2008	As of December 31, 2007
	(in thousands)
Assets
Cash and cash equivalents	$28,820	$69,125
Other current assets	5,509	6,286

Current assets	34,329	75,411
Ownership interests in Partner Companies	171,188	149,407
Marketable securities	83,611	88,029
Other	214	644

Total assets	$289,342	$313,491

Liabilities and stockholders’ equity
Current liabilities	$3,155	$4,666
Hedges of marketable securities	1,424	3,653
Non-current liabilities	928	495
Stockholders’ equity	283,835	304,677

Total liabilities and stockholders’ equity	$289,342	$313,491

Parent Company Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
		(unaudited)
		(in thousands)
Revenues	$—	$—	$—	$—
Operating expenses
General and administrative	5,717	5,305	11,149	11,338

Total operating expenses	5,717	5,305	11,149	11,338

	(5,717)	(5,305)	(11,149)	(11,338)
Other income (loss), net*	(407)	3,586	5,446	(8,277)
Interest income (expense), net	347	1,036	1,105	2,150

Income (loss) before income taxes and equity loss	(5,777)	(683)	(4,598)	(17,465)

Income tax benefit (expense)	—	494	—	2,642
Equity loss	(6,518)	(3,791)	(14,250)	(8,752)

Net income (loss)	$(12,295)	$(3,980)	$(18,848)	$(23,575)

*	For purposes of Parent Company reporting, discontinued operations are included in the “Other income (loss), net” line item.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8. Parent Company Financial Information — (Continued)
Parent Company Statements of Cash Flows

	Six Months Ended June 30,
	2008	2007
	(in thousands)
Operating Activities
Net income (loss)	$(18,848)	$(23,575)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	69	69
Equity-based compensation	3,396	3,726
Equity loss	14,250	8,752
Other (income) loss	(5,446)	8,277
Changes in assets and liabilities, net of effect of acquisitions:
Prepaid expenses and other assets	1,173	(1,953)
Accounts payable	51	(21)
Accrued expenses	(514)	(1,032)
Accrued compensation and benefits	(1,043)	(1,406)
Other liabilities	—	(3)

Cash provided by (used in) operating activities	(6,912)	(7,166)
Investing Activities
Capital expenditures, net	(10)	(36)
Proceeds from sales of marketable securities	—	24
Proceeds from sales of ownership interests in Partner Companies	3,205	32,446
Acquisitions of ownership interests in Partner Companies, net	(36,588)	(7,075)

Cash provided by (used in) investing activities	(33,393)	25,359
Financing Activities
Repurchase of senior convertible notes	—	(37,087)

Cash provided by (used in) financing activities	—	(37,087)

Net increase (decrease) in cash and cash equivalents	(40,305)	(18,894)
Cash and cash equivalents at beginning of period	69,125	104,249

Cash and cash equivalents at end of period	$28,820	$85,355

9. Other Income (Loss)
Other Income (Loss), net
Other income (loss), net consists of the effect of transactions and other events relating to the Company’s ownership interests in its Partner Companies and its operations in general.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
		(in thousands)
Loss on repurchase of convertible notes (Note 6)	$—	$—	$—	$(10,833)
Unrealized gain (loss) on mark-to-market of hedges	(3,452)	(6,007)	2,228	(7,119)
Gains on sales/distributions of ownership interests in Partner Companies	3,031	8,638	3,205	8,658
Realized gains (losses) on marketable securities	—	—	—	22
Other	14	955	13	995

	$(407)	$3,586	$5,446	$(8,277)
Total other income (loss) for Consolidated Partner Companies	48	92	42	86

	$(359)	$3,678	$5,488	$(8,191)

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
10. Income Taxes
The tax expense for the three and six months ended June 30, 2008 of $0.2 million and $0.3 million, respectively, related to ICG Commerce.
The Company recorded a tax benefit of $0.5 million and $2.6 million, respectively, for the three and six months ended June 30, 2007 related to the operating loss for that period. This benefit can be realized through a carryback to 2005. No benefit was recorded for the operating loss for the three-month period ended June 30, 2008 as realization of this benefit is not considered to be more likely than not.
Excluding the loss for the three and six months ended June 30, 2008, the Company had federal net operating loss carry-forwards of approximately $506.2 million that may be used to offset future taxable income. The Company also had capital loss carry-forwards of approximately $467.0 million that may be used to offset future capital gains. The net operating loss and capital loss carry-forwards, as well as certain other deferred tax assets, are subject to significant limitations on their utilization. The annual limitation on the utilization of these carry-forwards is approximately $14.5 million. These net operating loss carry-forwards expire between 2014 and 2027, and the capital loss carry-forwards expire between 2008 and 2012. Additional limitations on the utilization of these carry-forwards may be imposed if the Company experiences another change in ownership.
The Company’s net deferred tax asset of $482.6 million at June 30, 2008 consists of deferred tax assets of $512.6 million, relating primarily to Partner Company basis differences, capital and net operating loss carry-forwards, offset by deferred tax liabilities of $30.0 million, primarily related to unrealized appreciation in available-for-sale securities. The Company has recorded a full valuation allowance against its net deferred tax assets.
11. Net Income (Loss) per Share
The calculations of net income (loss) per share were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands, except per share data)
Basic and Diluted:
Income (loss) from continuing operations	$(12,295)	$(3,760)	$(18,848)	$(23,355)
Income (loss) on discontinued operations	—	(220)	—	(220)

Net income (loss)	$(12,295)	$(3,980)	$(18,848)	$(23,575)

Basic and Diluted:
Income (loss) from continuing operations per share	$(0.32)	$(0.10)	$(0.49)	$(0.62)
Income (loss) on discontinued operations per share	—	(0.01)	—	(0.01)

Net income (loss) per share	$(0.32)	$(0.11)	$(0.49)	$(0.63)

Basic and diluted weighted average common shares outstanding	38,383	37,846	38,302	37,825

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11. Net Income (Loss) per Share — (Continued)
The following dilutive securities were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive:

		Weighted Average
	Shares	Price Per Share
Three Months Ended June 30, 2008
SARs	3,549,688	$7.58
Stock options	637,204	$37.13
Restricted stock	283,782	$—
Deferred stock units	36,000	$—
Warrants	12,500	$6.00

Six Months Ended June 30, 2008
SARs	3,549,688	$7.58
Stock options	637,204	$37.13
Restricted stock	283,782	$—
Deferred stock units	36,000	$—
Warrants	12,500	$6.00

Three Months Ended June 30, 2007
SARs	3,541,115	$7.48
Stock options	637,454	$37.12
Restricted stock	738,921	$—
Deferred stock units	31,500	$—
Warrants	12,500	$6.00

Six Months Ended June 30, 2007
SARs	3,541,115	$7.48
Stock options	637,454	$37.12
Restricted stock	738,921	$—
Deferred stock united	31,500	$—
Warrants	12,500	$6.00
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
		(unaudited)
		(in thousands)
Net loss	$(12,295)	$(3,980)	$(18,848)	$(23,575)
Other comprehensive income (loss):
Unrealized holding gains in marketable securities	10,717	18,567	(4,417)	26,420
Reclassification adjustments/realized net gains on marketable securities	—	—	—	(377)

Other accumulated other comprehensive income (loss)	(9)	—	(9)	—

Comprehensive income (loss)	$(1,587)	$14,587	$(23,274)	$2,468

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction; Forward-Looking Statements
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
Liquidity and Capital Resources
The following table summarizes our and our consolidated subsidiaries’ cash and cash equivalents, restricted cash, and marketable securities as of June 30, 2008 and December 31, 2007:

	June 30, 2008			December 31, 2007
		Consolidated			Consolidated
	Corporate	Subsidiaries	Total	Corporate	Subsidiaries	Total
	(in thousands)
Cash and cash equivalents	$28,820	$14,055	$42,875	$69,125	$12,906	$82,031
Restricted cash (1)	—	212	212	—	5	5

	$28,820	$14,267	$43,087	$69,125	$12,911	$82,036

Marketable securities (2)	$82,187	$—	$82,187	$84,376	$—	$84,376

(1)	Restricted cash at December 31, 2007 does not include $156 of long-term restricted cash included in “Other” assets on the Company’s Consolidated balance sheets.

(2)	Includes an offsetting liability of $1,424 and $3,653 at June 30, 2008 and December 31, 2007, respectively, related to derivative instruments associated with the Company’s marketable securities.
We believe existing cash and cash equivalents, our borrowing facilities and proceeds from the potential sales of all or a portion of our interests in certain marketable securities and partner companies to be sufficient to fund our cash requirements for the foreseeable future, including any future commitments to partner companies, debt obligations, share repurchases and general operations requirements. At June 30, 2008, as well as the date of this filing, we were not obligated for any significant funding and guarantee commitments to existing partner companies. We will continue to evaluate acquisition opportunities and may acquire additional ownership interests in new and existing partner companies in the next twelve months; however, such acquisitions will generally be made at our discretion.
In July 2008, our Board of Directors authorized a share repurchase program pursuant to which we may repurchase shares of our common stock in an aggregate amount not to exceed $20 million.
Consolidated working capital decreased by $39.3 million from December 31, 2007 to June 30, 2008, primarily due to fundings to partner companies.
Summary of Statements of Cash Flows

	Six Months Ended June 30,
	2008	2007
	(in thousands)
Cash provided by (used in) operating activities	$(10,229)	$(14,574)
Cash provided by (used in) investing activities	$(28,356)	$25,975
Cash provided by (used in) financing activities	$(573)	$(37,567)

The net decrease in cash used in operating activities is the result of improved working capital components in the 2008 period versus the 2007 period as well as lower losses in 2008.
The increase in cash used in investing activities from 2007 to 2008 is the result of a greater aggregate amount of partner company fundings in 2008 versus 2007. In addition, there was a significant partner company sale in 2007.
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
Contractual Cash Obligations and Commercial Commitments
We had no other material changes to contractual cash obligations and commercial commitments for the three and six months ended June 30, 2008.
Off-Balance Sheet Arrangements
We are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Our Partner Companies
As of June 30, 2008, we owned interests in 18 partner companies that are categorized below based on segment and method of accounting.

CORE PARTNER COMPANIES (%Voting Interest)
Consolidated	Equity	Cost
ICG Commerce (65%)	Channel Intelligence (46%)	(none)
Investor Force (80%)	Freeborders (32%)
Vcommerce (53%)	Metastorm (32%)
StarCite (34%)
WhiteFence (35%)

OTHER HOLDINGS COMPANIES (%Voting Interest)
Consolidated	Equity	Cost
(none)	Commerce360 (30%)	Anthem (9%)
	GoIndustry (29%)(2)	Blackboard (1)
Captive Capital (5%)
Creditex (13%)
Emptoris (5%)
Entegrity Solutions (2%)
Jamcracker (2%)
Tibersoft (5%)

(1)	As of June 30, 2008, we own 2,187,060 shares of Blackboard (NASDAQ:BBBB) See “Note 5 — Marketable Securities” to our consolidated financial statements.

(2)	As of June 30, 2008, we own 133,832,852 shares, or approximately 29% of the voting securities, of GoIndustry. GoIndustry’s common stock is traded on the AIM market of the London Stock Exchange under ticker symbol GOI. See “Note 4 — Ownership Interests in Partner Companies and Goodwill” to our consolidated financial statements.

Results of Operations
The following summarizes the unaudited selected financial information related to our segments. Each segment includes the results of our consolidated partner companies and records our share of the earnings and losses of partner companies accounted for under the equity method of accounting. The partner companies included within the segments are the same 17 partner companies for 2008 and 2007. Additionally, Commerce360 is included in the other holdings segment from the date it became an equity method partner company beginning in the first quarter of 2008. The method of accounting for any particular partner company may change based on our ownership interest.
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

Segment Information
(in thousands)
				Reconciling Items
				Discontinued
		Other	Total	Operations and			Consolidated
	Core	Holdings	Segment	Dispositions	Corporate	Other	Results
For The Three Months Ended June 30, 2008
Revenues	$17,581	$—	$17,581	$—	$—	$—	$17,581
Net income (loss)	$(6,102)	$168	$(5,934)	$—	$(5,370)	$(991)	$(12,295)

For The Three Months Ended June 30, 2007
Revenues	$12,520	$—	$12,520	$—	$—	$—	$12,520
Net income (loss)	$(4,136)	$223	$(3,913)	$141	$(4,269)	$4,061	$(3,980)

For The Six Months Ended June 30, 2008
Revenues	$33,603	$—	$33,603	$—	$—	$—	$33,603
Net income (loss)	$(12,202)	$(934)	$(13,136)	$—	$(10,044)	$4,332	$(18,848)

For The Six Months Ended June 30, 2007
Revenues	$24,302	$—	$24,302	$—	$—	$—	$24,302
Net income (loss)	$(9,210)	$(545)	$(9,755)	$634	$(9,188)	$(5,266)	$(23,575)

For the Three and Six Months Ended June 30, 2008 and 2007
Results of Operations — Core Companies
The following presentation of the results of operations of our core companies includes the results of our consolidated core partner companies and our share of the results of our equity method core partner companies.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
		(in thousands)
Selected data:
Revenues	$17,581	$12,520	$33,603	$24,302

Cost of revenue	(11,575)	(10,381)	(22,946)	(19,406)
Selling, general and administrative	(4,113)	(2,451)	(7,343)	(5,533)
Research and development	(2,771)	(1,562)	(4,236)	(3,130)
Impairment related and other	(117)	(54)	(192)	(106)

Operating expenses	(18,576)	(14,448)	(34,717)	(28,175)

Interest and other	(198)	182	(200)	294
Equity loss	(4,909)	(2,390)	(10,888)	(5,631)

Net loss	$(6,102)	$(4,136)	$(12,202)	$(9,210)

Revenues
Revenues increased $5.1 million from $12.5 million in the second quarter 2007 to $17.6 million in the second quarter of 2008. Revenues increased $9.3 million from $24.3 million in the first six months of 2007 to $33.6 million in the first six months of 2008. This revenue increase was due to increased revenues at ICG Commerce from new and existing customers and the consolidation of Vcommerce, from May 1, 2008, which accounted for $1.3 million of the increase.
Operating Expenses
Operating expenses increased $4.1 million, from $14.5 million in the second quarter of 2007 to $18.6 million in the second quarter of 2008. Operating expenses increased $6.5 million, from $28.2 million in the first six months of 2007 to $34.7 million in the first six months in 2008. This operating expense increase was due to increased operating expenses at ICG Commerce to service existing and new customer contracts and the consolidation of Vcommerce, from May 1, 2008, which accounted for $2.6 million of the increase.

Equity Loss
A portion of our net results from our core companies is derived from those partner companies in which we hold a substantial minority ownership interest. Our share of the income or losses of these companies is recorded in our Consolidated Statement of Operations under “Equity loss.”

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
		(in thousands)
Selected data:
Total revenues	$46,920	$36,843	$91,324	$72,014
Total net loss	$(13,859)	$(7,194)	$(28,764)	$(14,281)
Our share of total net loss (“equity loss”)	$(4,909)	$(2,390)	$(10,888)	$(5,631)
The 2008 revenue improvements over the 2007 periods are due to increased revenue at Metastorm due to its 2007 acquisitions and increased revenue at WhiteFence, Channel Intelligence and Freeborders.
The 2008 net loss increases over the 2007 periods are the result of increased intangible amortization expense at Metastorm related to its second half of 2007 acquisitions and increased expenses at Starcite to integrate its technology platforms.
Accordingly, our share of the net loss increased in 2008 versus 2007.
Results of Operations — Other Holdings Companies
The following presentation of the results of operations of our other holdings companies includes the results of our consolidated other holdings partner companies and our share of the results of our equity method other holdings partner companies.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
		(in thousands)
Selected data:
Equity income (loss)	$168	$223	$(934)	$(545)

Net loss	$168	$223	$(934)	$(545)

Equity income (loss) primarily relates to our share of GoIndustry’s and Commerce360’s results.

Results of Operations — Reconciling Items
Discontinued Operations and Dispositions
The following is a summary of the components of “Discontinued Operations and Dispositions,” a reconciling item for segment reporting purposes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
		(in thousands)
Income (loss) from discontinued operations	$—	$(220)	$—	$(220)
Equity income (loss) of partner companies sold	—	361	—	854

Net income (loss)	$—	$141	$—	$634

The impact to our consolidated results of equity method partner companies in which we have sold our ownership interest during 2007 is also included in the caption “Discontinued Operations and Dispositions” for segment reporting purposes. Equity income relating to these entities in 2007 related to Marketron, which was sold in June 2007, and generated income prior to its sale.
Corporate

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
		(in thousands)
General and administrative	$(5,717)	$(5,305)	$(11,149)	$(11,338)
Interest income (expense), net	347	1,036	1,105	2,150

Net loss	$(5,370)	$(4,269)	$(10,044)	$(9,188)

General and Administrative
Our general and administrative expenses increased for the three months ended June 30, 2008 versus the comparable 2007 period, primarily due to additional expenses relating to consulting and sponsorship arrangements in the 2008 period. General and administrative expenses decreased for the six months ended June 30, 2008 versus the comparable 2007 period due to lower employee-related expenses partially offset by the increased expenses from consulting and sponsorship arrangements.
Interest Income/Expense
The interest income, net decrease of $0.7 million and $1.0 million for the three and six months ended June 30, 2008, respectively, from the same periods in 2007 is attributable to lower cash balances in the three and six months of 2008 than those in the three and six months of 2007.
Other

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
		(in thousands)
Corporate other income (loss) (Note 9)	$(407)	$3,586	$5,446	$(8,277)
Corporate income tax benefit (expense)	—	494	—	2,642
Minority interest	(584)	(19)	(1,114)	369

Net income (loss)	$(991)	$4,061	$4,332	$(5,266)

Corporate Other Income (Loss), Net
Other income (loss), net was a loss of $0.4 million in the three months ended June 30, 2008 and income of $3.6 million in the comparable 2007 period. Other loss in the three months ended June 30, 2008 was primarily driven by our Blackboard hedges partially offset by sales of partner companies.

The gain in the three months ended June 30, 2007 was primarily due to sales of partner companies partially offset by losses on our Blackboard hedges. Other income (loss), net was a gain of $5.4 million in the six months ended June 30, 2008 and a loss of $8.3 million in the comparable period. The gain in the six months ended June 30, 2008 was primarily the result of gains on Blackboard hedges and gains on sales of partner companies. The loss in the six months ended June 30, 2007 was primarily the result of a $10.8 million loss on the repurchase of our senior convertible notes and losses on our Blackboard hedges partially offset by gains on sales of partner companies.
Corporate Income Tax
We recorded a tax benefit of $2.6 million for the 2007 period. See Note 10 to our Consolidated Financial Statements. No benefit was recorded for the loss for the three and six month periods ended June 30, 2008 as realization of this benefit is not considered to be more likely than not.
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
Vcommerce generates revenue from service fees earned by it in connection with the development and operation of its clients’ e-commerce businesses. Service fee revenue primarily consists of transaction fees, implementation fees, professional services, as well as access/maintenance fees. Vcommerce recognizes revenue from services provided when the following revenue recognition criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the fee is fixed or determined and collectability is reasonably assured. Generally, Vcommerce recognizes revenue over the term of the customer contract.

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
See Note 2 to our Consolidated Financial Statements.
On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Under this standard, we may elect to report cost and equity partner companies, marketable securities, hedges and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS No. 159 was effective for us January 1, 2008. We have elected not to apply the fair value option to any of our eligible financial assets and liabilities.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141(R) amends the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for our year beginning on January 1, 2009, and we will apply prospectively to all business combinations subsequent to our effective date.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51.” SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the controlling and noncontrolling interests and requires the separate disclosure of income attributable to controlling and noncontrolling interests. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, which is our year beginning January 1, 2009. We are currently evaluating the impact that the adoption of SFAS No. 160 will have on our consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133”. SFAS No. 161 is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable financial statement users to better understand the effects of derivatives and hedging on an entity’s financial position, financial performance and cash flows. The provisions of SFAS No. 161 are effective for interim periods and fiscal years beginning after November 15, 2008, which is our year beginning January 1, 2009. We are currently evaluating the impact the adoption of SFAS No. 161 will have on our consolidated financial statements.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to equity price risks on the marketable portion of our equity securities. Our public holdings at June 30, 2008 include equity positions in companies in sectors that have experienced significant historical volatility in their stock prices. A 20% adverse change in equity prices, based on a sensitivity analysis of our public holdings as of June 30, 2008, would result in approximately a $17 million decrease in the fair value of our public holdings. Through June 30, 2008, the Company has entered into cashless collar contracts with various expiration dates in 2010 to hedge 1,625,000 shares of its total holdings of 2,187,060 shares of Blackboard common stock at weighted average minimum and maximum prices per share of $24.27 and $56.35, respectively. Each of these contracts limits the Company’s exposure to price declines in the underlying equity securities. Additionally, each of these contracts limits the Company’s maximum benefits from price increases in the underlying equity securities.
Cash and cash equivalents, accounts receivable, accounts payable and debt are carried at cost, which approximates fair value due to the short-term maturity of these instruments. Marketable securities are carried at fair value.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
ITEM 3. Defaults Upon Senior Securities
None.

ITEM 4. Submission of Matters to a Vote of Security Holders
The Company held its Annual Meeting of Stockholders on June 20, 2008. At this meeting, the stockholders voted in favor of the following items listed and described in the Company’s proxy statement dated April 28, 2008.

(1) Election of Directors	For	Withheld
Class III (term to continue until 2011):
Walter W. Buckley, III	32,570,309	3,944,446
Michael J. Hagan	33,177,644	3,337,111
Philip J. Ringo	33,177,060	3,337,695
The following directors’ terms of office as directors continued after this meeting:
Class I (term to continue until 2009):
David J. Berkman
David K. Downes
Warren V. Musser
Class II (term to continue to 2010):
Thomas A. Decker
Dr. Thomas P. Gerrity
Robert E. Keith, Jr.
(2) Ratification of the appointment of KPMG LLP as the Company’s independent registered public accountant for the fiscal year ending December 31, 2008.

For	Against	Abstain
29,772,480	4,510,084	2,232,191
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
Date: August 11, 2008

INTERNET CAPITAL GROUP, INC.

By:	/s /R. Kirk Morgan
Name:	R. Kirk Morgan
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)