Form 10-Q
period 2008-09-30
INTERNET CAPITAL GROUP INC
filed 2008-11-10
CIK 1085621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended September 30, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                      to                     .
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Company’s Common Stock, $0.001 par value per share, outstanding as of November 3, 2008 was 38,221,267 shares.

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
This Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). See the subsection of Part II, Item 2 entitled “Introduction; Forward-Looking Statements” for information on forward-looking statements.
Our internet website address is www.internetcapital.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed by us with the Securities and Exchange Commission ( the “SEC”) pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are accessible free of charge through our website as soon as reasonably practicable after we electronically file those documents with, or otherwise furnish them to, the SEC. Our website and the materials included on our website shall not be deemed a part of this Report on Form 10-Q or incorporated herein.

INTERNET CAPITAL GROUP, INC.
PARTNER COMPANIES AS OF SEPTEMBER 30, 2008
At September 30, 2008, our consolidated core partner companies consisted of:
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
Investor Force Holdings, Inc. (“Investor Force”)
Investor Force is a financial software company specializing in the development of online applications for the financial services industry. Investor Force provides pension consultants and other financial intermediaries with a web-based enterprise platform that integrates data management with robust analytic and reporting capabilities in support of its institutional and other clients. This private-labeled application provides investment consultants with the ability to conduct real-time analysis and research into client, manager and market movement, as well as to produce timely, automated client reporting.
Vcommerce Corporation (“Vcommerce”)
Vcommerce provides on-demand commerce and fulfillment solutions for multi-channel retailers and direct-to-consumer companies of all types. Vcommerce offers turn-key solutions and customized features that allow customers to rely on Vcommerce for some or all of their e-commerce functions, from hosting an entire e-commerce site to supporting back-end functions such as managing drop-ship suppliers. As a complete solution, Vcommerce enables retailers, distributors and manufacturers to merchandise products, accept orders from customers, authorize and settle credit card transactions, ship products directly to the consumer, handle returns and manage customer service through the Vcommerce platform with minimal operating overhead and no information technology infrastructure.
At September 30, 2008, our core partner companies accounted for under the equity method consisted of:
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

Metastorm Inc. (“Metastorm”)
Metastorm is an enterprise software and service provider that enables its customers to turn business strategies into business processes by fully integrating the work that people do with software systems that optimize business performance. Metastorm delivers a complete set of scalable business process management solutions that leverage existing information technology investments to unite people, processes and technology in a service-based architecture.
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
At September 30, 2008, our other holdings partner companies primarily consisted of:
Anthem Ventures Fund, L.P. (“Anthem”)
Anthem provides resources to enhance the development of emerging technology companies by providing financial investment, operational and management advice, and access to a network of professional relationships.
Captive Capital Corporation (“Captive Capital”)
Captive Capital creates and manages turn-key, multi-lender financing under its customers’ brand names. Through funding relationships with lenders and syndication capabilities for large transactions, Captive Capital serves manufacturers and distributors throughout the U.S. and Canada.
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
GoIndustry Dovebid plc (“GoIndustry”) (LSE.AIM:GOI)
GoIndustry executes auction sales and performs valuations of used industrial machinery and equipment. GoIndustry combines traditional asset sales experience with innovative e-commerce technology and advanced direct marketing to serve the needs of multi-national corporations, insolvency practitioners, dealers and asset based lenders around the world.
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
	(Unaudited)
	(in thousands,
	except per share data)
Assets
Current Assets
Cash and cash equivalents	$68,260	$82,031
Restricted cash	219	5
Accounts receivable, net of allowance ($399-2008; $44-2007)	10,438	7,769
Prepaid expenses and other current assets	8,066	6,883

Total current assets	86,983	96,688
Marketable securities	116,355	88,029
Fixed assets, net	2,048	1,723
Ownership interests in Partner Companies	103,623	127,888
Goodwill	34,981	17,084
Other net	1,884	1,019

Total Assets	$345,874	$332,431

Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of other long-term debt	$4,016	$613
Accounts payable	2,062	1,624
Accrued expenses	4,010	2,871
Accrued compensation and benefits	8,246	9,554
Deferred revenue	4,929	3,277

Total current liabilities	23,263	17,939
Other long-term debt	309	191
Hedges of marketable securities	3,071	3,653
Deferred revenue	1,993	91
Other	1,113	756
Minority interest	6,439	5,143

	36,188	27,773

Stockholders’ Equity
Preferred stock, $0.01 par value; 10,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value; 2,000,000 shares authorized, 38,683 (2008) and 38,651 (2007) issued and outstanding	39	39
Additional paid-in capital	3,571,321	3,567,495
Accumulated deficit	(3,344,073)	(3,347,723)
Accumulated other comprehensive income	82,399	84,847

Total Stockholders’ Equity	309,686	304,658

Total Liabilities and Stockholders’ Equity	$345,874	$332,431

See accompanying notes to Consolidated Financial Statements.

INTERNET CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands, except per share data)
Revenues	$17,104	$14,559	$50,707	$38,861

Operating expenses
Cost of revenue	11,580	10,029	34,526	29,435
Selling, general and administrative	8,336	8,342	26,828	25,214
Research and development	3,219	1,532	7,455	4,662
Impairment related and other	197	37	389	143

Total operating expenses	23,332	19,940	69,198	59,454

	(6,228)	(5,381)	(18,491)	(20,593)
Other income (loss), net	34,368	1,646	39,856	(6,545)
Interest income	317	1,462	1,550	4,088
Interest expense	(129)	(19)	(206)	(287)

Income (loss) before income taxes, minority interest and equity loss	28,328	(2,292)	22,709	(23,337)
Income tax (expense) benefit	224	794	(69)	3,436
Minority interest	(34)	(487)	(1,148)	(117)
Equity loss	(6,020)	(3,070)	(17,842)	(8,392)

Income (loss) from continuing operations	22,498	(5,055)	3,650	(28,410)
Income (loss) on discontinued operations	—	1,024	—	804

Net income (loss)	$22,498	$(4,031)	$3,650	$(27,606)

Basic income (loss) per share:
Income (loss) from continuing operations	$0.59	$(0.14)	$0.10	$(0.75)
Income (loss) on discontinued operations	—	0.03	—	0.02

	$0.59	$(0.11)	$0.10	$(0.73)

Shares used in computation of basic income (loss) per share	38,437	37,925	38,410	37,858

Diluted income (loss) per share:
Income (loss) from continuing operations	$0.58	$(0.14)	$0.09	$(0.75)
Income (loss) on discontinued operations	—	0.03	—	0.02

	$0.58	$(0.11)	$0.09	$(0.73)

Shares used in computation of diluted income (loss) per share	38,784	37,925	38,880	37,858

See accompanying notes to Consolidated Financial Statements.

INTERNET CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2008	2007
	(in thousands)
Operating Activities
Net income (loss)	$3,650	$(27,606)
Adjustments to reconcile net loss to provided by cash (used in) operating activities:
(Income) loss on discontinued operations	—	(804)
Depreciation and amortization	1,182	1,141
Impairment related and other	150	46
Equity-based compensation	5,539	5,926
Equity loss	17,842	8,392
Other (income) loss	(39,856)	6,545
Minority interest	1,148	117
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(1,839)	(1,836)
Prepaid expenses and other assets	(1,037)	(3,735)
Accounts payable	203	914
Accrued expenses	(47)	296
Accrued compensation and benefits	(1,826)	(3,231)
Deferred revenue	138	(2,352)
Other liabilities	377	(192)

Cash flows provided by (used in) operating activities	(14,376)	(16,379)

Investing Activities
Capital expenditures, net	(973)	(1,085)
Restricted cash	(14)	2
Proceeds from sales of marketable securities	30,194	24
Proceeds from sales of Partner Company ownership interests	3,206	33,045
Proceeds from sale of discontinued operations	—	1,000
Acquisitions of ownership interests in Partner Companies	(34,723)	(15,372)
Increase in cash due to consolidation of Partner Company	2,553	—

Cash flows provided by (used in) investing activities	243	17,614

Financing Activities
Borrowings of long-term debt	1,500	—
Line of credit repayments	(68)	—
Repurchase of senior convertible notes	—	(37,087)
Payments of long-term debt and capital lease obligations	(605)	(718)
Share repurchases	(239)	—

Cash flows provided by (used in) financing activities	588	(37,805)
Net increase (decrease) in Cash and Cash Equivalents	(13,545)	(36,570)
Effect of exchange rates on cash	(226)	(133)
Cash and Cash Equivalents at beginning of period	82,031	120,808

Cash and Cash Equivalents at the end of period	$68,260	$84,105

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
2. Significant Accounting Policies
Basis of Presentation
The accompanying Consolidated Financial Statements are unaudited and, in the opinion of management, include all adjustments consisting only of normal and recurring adjustments necessary for a fair presentation of the results for these interim periods. These Consolidated Financial Statements should be read in connection with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Results of operations for the three-and nine-months period ended September 30, 2008 are not necessarily indicative of the results of operations expected for the full year.
The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. The Consolidated Financial Statements also include the following majority-owned subsidiaries for all or a portion of the periods indicated, each of which has been consolidated since the date the Company acquired majority voting control (collectively, the “Consolidated Subsidiaries”):

Three and Nine Months Ended September 30,
2008	2007
ICG Commerce	ICG Commerce
Investor Force	Investor Force
Vcommerce(1)

(1)	On May 1, 2008, Vcommerce became a consolidated Partner Company when the Company’s ownership interest increased to 53%. Vcommerce’s results of operations are included in the Company’s Consolidated Statements of Operations beginning May 1, 2008. See Note 4.
The Consolidated Balance Sheets include the following majority-owned subsidiaries at:

September 30, 2008	December 31, 2007
ICG Commerce	ICG Commerce
Investor Force	Investor Force
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
Equity Method. Partner Companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to a Partner Company depends on an evaluation of several factors, including, among others, representation on the Partner Company’s board of directors and ownership level, which is generally between a 20% and a 50% interest in the voting securities of the Partner Company, including voting rights associated with the Company’s holdings in common stock, preferred stock and other convertible instruments in the Partner Company. Under the equity method of accounting, a Partner Company’s accounts are not reflected within the Company’s Consolidated Balance Sheets and Statements of Operations; however, the Company’s share of the earnings or losses of the Partner Company is reflected in the caption “Equity loss” in the Company’s Consolidated Statements of Operations. The carrying value of equity method Partner Companies is reflected in “Ownership interests in Partner Companies” in the Company’s Consolidated Balance Sheets. Certain amounts recorded to reflect the Company’s share of losses of Partner Companies accounted for under the equity method are based on unaudited results of operations of those Partner Companies and may require adjustments in the future when audits of these entities are made final. During the three and nine months ended September 30, 2008, those amounts were not material.
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
Cost Method. Partner Companies not accounted for under the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, the Company’s share of the earnings or losses of such companies is not included in the Company’s Consolidated Balance Sheets or Consolidated Statements of Operations. However, cost method Partner Company impairment charges are recognized in the Company’s Consolidated Statements of Operations. If circumstances suggest that the value of the Partner Company has subsequently recovered, such recovery is not recorded.
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

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. Significant Accounting Policies — (Continued)
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Those estimates include evaluation of the Company’s holdings in its Partner Companies, holdings in marketable securities and associated hedges, asset impairment, revenue recognition, income taxes and commitments and contingencies. It is reasonably possible that the Company’s accounting estimates with respect to the ultimate recoverability of ownership interests in Partner Companies and goodwill could change in the near term and that the effect of such changes on the financial statements could be material. At September 30, 2008, the Company believes the recorded amount of ownership interests in Partner Companies and goodwill is not impaired.
Concentration of Customer Base and Credit Risk
The following table summarizes ICG Commerce’s customers who, for at least one period covered by this Report, represented greater than 10% of the Company’s consolidated revenue:

	Customer #1	Customer #2	Customer #3
% of Consolidated Revenues for the:
Three months ended September 30, 2008	21%	21%	(a	)
Three months ended September 30, 2007	23%	N/A	10%
Nine months ended September 30, 2008	19%	18%	(a	)
Nine months ended September 30, 2007	25%	N/A	13%

Related accounts receivable balances (in millions) at:
September 30, 2008 (b)	$1.2	$1.7	(c	)
December 31, 2007	$1.4	(c )	(c	)

(a)	Customer revenues did not exceed 10% of the Company’s consolidated revenues for the period indicated.

(b)	These accounts receivable balances for customer #1 and customer #2 include $0.5 million and $1.0 million, respectively, of unbilled accounts receivable.

(c)	Related accounts receivable were not significant at date indicated.

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
Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. In February 2008, the FASB issued two final staff positions (“FSPs”) amending SFAS No. 157. FSP SFAS 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions. FSP SFAS 157-2 delays the effective date of SFAS No. 157 until fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company adopted SFAS No. 157 on January 1, 2008, except for the items covered by FSP SFAS 157-2.
SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
•	Level 1: Observable inputs, such as quoted prices in active markets for identical assets or liabilities;

•	Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
The fair value of the Company’s financial assets measured at fair value on a recurring basis were as follows (in millions):

	Balance at
	September 30,
	2008	Level 1	Level 2		Level 3
Cash equivalents (money market accounts)	$61.4	$61.4	$—		$—
Marketable securities (see Note 5)	116.4	116.4	—		—
Hedges of marketable securities (see Note 5)	(3.1)	—	(3.1)	(a)	—

	$174.7	$177.8	$(3.1)		$—

(a)	The Company’s counterparty provides the Company with a quarterly statement of the market value of the cashless collar contracts based on model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

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
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) amends the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for the Company’s year beginning on January 1, 2009, and the Company will apply SFAS No. 141(R) prospectively to all business combinations subsequent to the Company’s effective date. The Company is currently evaluating the impact that the adoption of SFAS No. 141(R) will have on the Company’s consolidated financial statements.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133, Accounting for Derivatives and Hedging Activities.” SFAS No. 161 is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable financial statement users to better understand the effects of derivatives and hedging on an entity’s financial position, financial performance and cash flows. The provisions of SFAS No. 161 are effective for interim periods and years beginning after November 15, 2008, which is the Company’s year beginning on January 1, 2009. The Company is currently evaluating the impact the adoption of SFAS No. 161 will have on the Company’s consolidated financial statements.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources for GAAP in the U.S. and lists the categories in descending order. An entity should follow the highest category of GAAP applicable for each of its accounting transactions. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to Auditing Standards of the PCAOB Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles” (“AU Section 411”). The adoption of SFAS No. 162 will not have a material effect on the Company’s consolidated financial statements.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Equity-Based Compensation
     The following table provides additional information related to the Company’s equity-based compensation expense ($ in millions):

						Weighted
						Average
						Years
					Unrecognized	Remaining of
					Equity-Based	Equity-Based
	Three Months Ended		Nine Months Ended		Compensation	Compensation
	September 30,		September 30,		at	Expense at
					September 30,	September 30,
	2008	2007	2008	2007	2008	2008
Stock Appreciation Rights	$1.0	$0.9	$3.0	$2.9	$5.4	1.1
Stock Options	—	0.1	0.1	0.2	—	0.6
Restricted Stock	0.4	0.6	1.4	1.7	0.3	1.0
Deferred Stock Units	0.1	0.1	0.2	0.2	0.1	0.4

Equity-Based Compensation	$1.5	$1.7	$4.7	$5.0	$5.8

Equity-Based Compensation for Consolidated Partner Companies	0.2	0.1	0.6	0.5	1.8	2.5

Equity-Based Compensation	$1.7	$1.8	$5.3	$5.5	$7.6

These amounts are primarily included in “Selling, general and administrative” on the Company’s Consolidated Statements of Operations for their respective periods.
Deferred Stock Units (“DSUs”)
During the nine months ended September 30, 2008, the Company issued 36,000 DSUs to the Company’s non-management directors under the Non-Management Director Compensation Plan that will vest in the first quarter of 2009. These DSUs were valued at $0.3 million.
The Company issued 6,584 DSUs and 23,704 DSUs during the three and nine months ended September 30, 2008, respectively, and 10,571 DSUs and 30,795 DSUs during the three and nine months ended September 30, 2007, respectively, payable in lieu of cash, which vested immediately, to the Company’s non-management directors for services provided to the Company’s Board and its committees. The expense of $0.1 million and $0.2 million for the three and nine months ended September 30, 2008, respectively, and expense of $0.1 million and $0.4 million for the three and nine months ended September 30, 2007, respectively, associated with the quarterly grants for service is included in “Selling, General and Administrative” on the Company’s Consolidated Statements of Operations, but is not included in the summarized Equity-Based compensation table above.
4. Ownership interests in Partner Companies and Goodwill
The following table summarizes the Company’s ownership interests in Partner Companies:

	September 30,	December 31,
	2008	2007
	(in thousands)
Ownership interests in Partner Companies — Equity Method	$98,875	$98,144
Ownership interests in Partner Companies — Cost Method	4,748	29,744

	$103,623	$127,888

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. Ownership Interests in Partner Companies and Goodwill — (Continued)
Beginning with the three months ended March 31, 2008, Commerce360, which was previously accounted for under the cost method, became an equity method company due to an increase in the Company’s ownership stake in Commerce360 following participation in a financing round during that period. Prior periods have not been restated to reflect prior equity losses from the original acquisition in Commerce360 because such losses were immaterial to the Company.
Acquisitions — Consolidated Companies
Effective May 1, 2008, in connection with the Company’s purchase of stock in Vcommerce in December 2006, the Company received additional shares of Vcommerce stock for no additional consideration. Following the Company’s receipt of these additional shares, the Company accounted for Vcommerce, which was previously accounted for under the equity method, under the consolidation method. As of April 30, 2008, the carrying value of Vcommerce was $15.2 million. The Company has made preliminary purchase price allocations with respect to its interest in Vcommerce and is in the process of finalizing such allocations. The carrying value of Vcommerce has preliminarily been allocated as follows: $18.0 million of goodwill, $0.9 million of intangibles and $3.7 million of net liabilities.
Revenue, net income (loss) and net income (loss) per diluted share would have been $52.9 million, $3.6 million and $0.09 per diluted share, respectively, for the nine months ended September 30, 2008, had the Company owned 53% and consolidated Vcommerce for that period. Revenue, net income (loss) and net income (loss) per diluted share would have been $16.8 million, $(4.3) million and $(0.11) per share, respectively, for the three months ended September 30, 2007, and $45.2 million, $(28.2) million and $(0.74) per share, respectively, for the nine months ended September 30, 2007, had the Company owned 53% and consolidated Vcommerce for those periods.
The following table summarizes the Company’s goodwill (in thousands):

Goodwill at December 31, 2007	$17,084
Increase due to Vcommerce consolidation	18,037
Reduction due to dilution of a consolidated partner company’s ownership	(140)

Goodwill at September 30, 2008	$34,981

As of September 30, 2008 and December 31, 2007, all of the Company’s goodwill was allocated to the core segment.
Equity Method Companies
The following unaudited summarized financial information relates to the Company’s Partner Companies accounted for under the equity method of accounting at September 30, 2008 and December 31, 2007. This aggregate information has been compiled from the financial statements and capitalization tables of the respective equity method Partner Companies.

	Approximate Voting Ownership:
	September 30, 2008	December 31, 2007
Equity Method Partner Company
Channel Intelligence	46%	41%
Commerce360	30%	8%
Freeborders	31%	32%
GoIndustry	29%	31%
Metastorm	32%	32%
StarCite	34%	26%
Vcommerce	(1)	48%
WhiteFence	35%	35%

(1)	Vcommerce was consolidated effective May 1, 2008 as the Company’s ownership interest increased to 53%. Vcommerce is included in the equity method results of operations through April 30, 2008 at an ownership level of 48%.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. Ownership Interests in Partner Companies and Goodwill — (Continued)
Balance Sheets (Unaudited)

	September 30, 2008(1)	December 31, 2007(2)
	(in thousands)
Cash, cash equivalents and short-term investments	$43,778	$40,767
Other current assets	79,348	85,963
Other non-current assets	215,004	170,951

Total assets	$338,130	$297,681

Current liabilities	$116,441	$107,391
Non-current liabilities	14,044	12,213
Long-term debt	10,555	16,648
Stockholders’ equity	197,090	161,429

Total liabilities and stockholders’ equity	$338,130	$297,681

Total carrying value	$98,875	$98,144

(1)	Includes Channel Intelligence, Commerce360, Freeborders, GoIndustry, Metastorm, StarCite and WhiteFence.

(2)	Includes Channel Intelligence, Freeborders, GoIndustry, Metastorm, StarCite, Vcommerce and WhiteFence.
At September 30, 2008, the Company’s carrying value in equity method Partner Companies in the aggregate exceeded the Company’s share of net assets of these equity method Partner Companies by approximately $37.3 million. This excess is allocated $29.0 million to goodwill, which is not amortized, and $8.3 million to intangibles, which are generally amortized over a range of 3 to 7 years. Amortization expense associated with these intangibles of $0.4 million and $1.0 million for the three and nine months ended September 30, 2008 is included in the table below in the line item “Total equity loss,” and is included in “Equity loss” on the Company’s Consolidated Statements of Operations.
Results of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008 (1)	2007 (2)	2008 (3)	2007 (4)
	(in thousands)		(in thousands)
Revenues	$67,576	$51,351	$185,498	$150,334

Net loss	$(9,905)	$(9,649)	$(43,281)	$(24,343)

Total equity loss	$(6,020)	$(3,070)	$(17,842)	$(8,392)

(1)	Includes Channel Intelligence, Commerce360, Freeborders, GoIndustry, Metastorm, StarCite and WhiteFence.

(2)	Includes Channel Intelligence, Freeborders, GoIndustry, Metastorm, StarCite, Vcommerce and WhiteFence.

(3)	Includes Channel Intelligence, Commerce360, Freeborders, GoIndustry, Metastorm, StarCite, Vcommerce (to date of consolidation) and WhiteFence.

(4)	Includes Channel Intelligence, Freeborders, GoIndustry, Marketron International, Inc. (“Marketron”) (to date of disposition), Metastorm, StarCite, Vcommerce and WhiteFence.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. Ownership Interests in Partner Companies and Goodwill — (Continued)
Other Equity Company Information
In February 2008, GoIndustry issued equity in conjunction with a financing and an acquisition transaction. In conjunction with the financing, the Company purchased an additional 52,690,950 shares of GoIndustry for approximately $10.5 million. As a result of these transactions, the Company’s ownership in GoIndustry was reduced from 31% to approximately 29%. The reduction in the Company’s ownership interest in GoIndustry was accounted for as a disposition of shares and resulted in a dilution loss for accounting purposes. The dilution loss totaled $1.3 million and was recorded as an equity transaction with a decrease to additional paid-in capital. At September 30, 2008, the Company owns 133,832,852 shares of GoIndustry, or approximately 29% of the outstanding shares.
In the three and nine months ended September 30, 2008, the Company increased its ownership percentage in Channel Intelligence, Commerce360, Metastorm and StarCite through the Company’s acquisition of outstanding shares and/or participation in financing rounds. The total amount of these acquisitions was $24.2 million. The Company has made preliminary allocations of the respective purchase prices and is in the process of finalizing its purchase price allocations for these transactions.
Cost Company Information
On August 29, 2008, Creditex Group Inc. (“Creditex”) was acquired by IntercontinentalExchange, Inc. (“ICE”). The Company’s share of the merger consideration was 737,471 shares of ICE common stock, which, based on the stock’s August 29, 2008 closing price, were valued at approximately $64.9 million. At closing, 60,440 of these shares were placed into escrow to satisfy potential indemnification claims. If there are no indemnification claims, most of the shares will be released to the Company eighteen months following the closing date of the transaction, with the remainder to be released four years after closing. The Company recorded a gain of approximately $34.8 million on this transaction. In September 2008, the Company sold 327,031 shares of ICE common stock for cash proceeds of $30.2 million. The Company recorded a gain on the ICE common stock sales of $1.4 million in the quarter ended September 30, 2008. The gains on Creditex and ICE are reflected in “Other income (loss), net” on the Company’s Consolidated Statement of Operations.
Escrow Information
As of September 30, 2008, the Company has outstanding aggregate contingent gains of approximately $4.3 million associated with escrowed proceeds from sales of prior equity method Partner Companies. Additionally, the Company has outstanding 60,440 shares of ICE common stock, valued at approximately $4.9 million based on the September 30, 2008 closing stock price, of ICE common stock being held in escrow related to the sale of Creditex to ICE on August 29, 2008. These escrows primarily relate to sale consideration that was set aside to satisfy potential purchase price adjustments and/or potential indemnity claims. The release of escrowed proceeds, if any, to the Company would result in additional gains at the time the Company is entitled to such proceeds, the amount is fixed or determinable and realization is assured, which is anticipated to occur between June 2009 and August 2012.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5. Marketable Securities and Related Derivatives
Marketable securities represent the Company’s holdings in common stock of publicly traded companies accounted for under the cost method of accounting. The cost, unrealized holding gains/(losses), and fair value of marketable securities at September 30, 2008 and December 31, 2007 were as follows:

			Unrealized
	Common Shares		Holding
	Owned	Cost	Gains/(Losses)	Fair Value
	(in thousands, except shares)
September 30, 2008
Blackboard (1)	2,187,060	$3,162	$84,955	$88,117
ICE	350,000	30,811	(2,573)	28,238

		$33,973	$82,382	$116,355

December 31, 2007
Blackboard	2,187,060	$3,162	$84,867	$88,029

(1)	Blackboard, Inc. (“Blackboard”) (Nasdaq: BBBB) is a provider of enterprise learning software applications and related services. Blackboard enables educational innovations by connecting people and technology.

The amount reflected as the Company’s cost for Blackboard includes the carrying value on the date the Partner Company converted to marketable securities and the value of warrants exercised. The amount reflected as the Company’s cost for ICE repesents the value of the shares at the closing price of ICE stock on the date the Creditex transaction closed. See Note 4.
Between September 30, 2008 and the date of the filing of this Report, the Company sold its remaining 350,000 freely tradable shares of ICE common stock for cash proceeds of approximately $30.0 million. The Company’s carrying value in these shares was approximately $30.8 million. Following these sales, the Company holds no shares of ICE common stock other than the 60,440 shares that are being held in escrow in connection with the Creditex sale.
The Company manages the Company’s exposure to and benefits from price fluctuations of Blackboard common stock by selectively using derivative securities or hedges. Although these instruments are derivative securities, their economic risks are similar to, and managed on the same basis as, risks of the other equity instruments the Company holds. These instruments are marked to market through earnings. As of September 30, 2008, the Company has entered into cashless collar contracts with various expiration dates between March 15, 2010 and October 15, 2010 to hedge 1,625,000 shares of its total holdings of 2,187,060 shares of Blackboard common stock at weighted average minimum and maximum prices per share of $24.27 and $56.35, respectively.
The mark-to-market impact to earnings of these instruments are reflected in “Other income (loss), net” for their appropriate period on the Company’s Consolidated Statements of Operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands)
Unrealized gain (loss) on mark to market of hedges	$(1,647)	$(2,083)	$581	$(9,202)
The income or loss is primarily driven by the change in the closing price of Blackboard stock from the beginning of the quarter to the end of the quarter. The price per share is reflected in the table as reported by the NASDAQ Global Market:

	Dec. 31,	March 31,	June 30,	Sept. 30,	Dec 31,	March 31,	June 30,	Sept. 30,
	2006	2007	2007	2007	2007	2008	2008	2008

Blackboard closing stock price	$30.04	$33.63	$42.12	$45.84	$40.25	$33.33	$38.23	$40.29
In future quarters, the mark-to-market impact will generally be an expense if Blackboard’s stock price increases or income if Blackboard’s stock price declines. If the Company holds these hedges through their maturity dates and Blackboard’s stock price remains within the weighted average minimum and maximum prices per share, the value of the hedges will be zero at maturity.
The fair value of these instruments was a liability of $3.1 million and $3.7 million at September 30, 2008 and December 31, 2007, respectively, which is included in “Hedges of Marketable Securities” in the liabilities section of the Company’s Consolidated Balance Sheets.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6. Debt
Senior Convertible Notes
In February 2007, the Company repurchased and extinguished the remaining $26.6 million of its April 2009 senior convertible notes for $37.1 million plus accrued interest. The Company recorded a loss of $10.8 million on these repurchases, including $0.3 million for the acceleration of deferred financing fees during the nine months ended September 30, 2007. These losses are included in “Other income (loss), net” for their appropriate period within the Company’s Consolidated Statements of Operations.
The Company recorded interest expense of $0.2 million for the nine months ended September 30, 2007 related to these notes. The Company expensed $0.1 million related to the amortization of deferred financing fees in the nine months ended September 30, 2007, excluding any expense relating to accelerations of deferred financing fees as a result of the repurchases described above.
Other Long-Term Debt
The Company’s other long-term debt, including current maturities, at September 30, 2008 of $4.3 million relates to its consolidated Partner Companies, ICG Commerce, Investor Force, and Vcommerce. This long-term debt primarily consists of a note at Vcommerce. The long-term debt is due as follows: $4.0 million is due on or before September 30, 2009 and the remaining $0.3 million is due after that date.
Loan and Credit Agreements
On September 30, 2002, the Company entered into a loan agreement with Comerica Bank (the “Loan Agreement”) to provide for the issuance of letters of credit up to $20 million, subject to a cash-secured borrowing base as defined by the Loan Agreement. The Loan Agreement was reduced to $10.0 million in 2004. In December 2007, the Loan Agreement was extended to December 13, 2008. Issuance fees of 0.50% per annum of the face amount of each letter of credit will be paid to Comerica Bank subsequent to issuance. The Loan Agreement also is subject to a 0.25% per annum unused commitment fee payable to the bank quarterly. No amounts were outstanding under the Loan Agreement at September 30, 2008 or December 31, 2007.
On May 8, 2008, the Company entered into a series of loan agreements with Credit Suisse Capital LLC. Pursuant to these agreements, the Company may, from time to time, borrow funds secured by the cashless collar contracts that the Company previously entered into with respect to 1,625,000 of its shares of Blackboard common stock. The loans bear interest, which is payable quarterly in arrears, at the three-month U.S. dollar LIBOR rate, computed on the basis of a 30-day month and a 360-day year. This interest rate resets on the first day of each calendar quarter. The maturity of each of the loans corresponds with the expiration of the underlying cashless collar contract. Accordingly, the maturity dates of the loans range from March 15, 2010 to October 15, 2010. The maximum borrowing capacity under each of the loan agreements equals the present value of the minimum value of the underlying cashless collar contract, computed using the three month U. S. dollar LIBOR rate. The aggregate maximum borrowing capacity under the loan agreements is approximately $37 million and $38 million as of September 30, 2008 and November 3, 2008, respectively. The Company has not drawn any amounts under the loan agreements to date.
On August 29, 2008, ICG Commerce and a number of its wholly-owned subsidiaries entered into a loan agreement with PNC Bank, pursuant to which ICG Commerce and such subsidiaries may borrow up to $10 million under a revolving line of credit. The line of credit matures on December 31, 2009 and is secured by the assets of the borrowing companies. Interest on any outstanding amounts is computed at a rate to be selected by ICG Commerce at the end of each interest period from the following: (1) a one, two, three or six-month eurodollar LIBOR rate plus either 175 or 200 basis points, depending on the then-current debt-to-EBITDA ratio of the borrowing companies, and (2) PNC Bank’s prime rate minus either 100 or 75 basis points, depending on the then-current debt-to-EBITDA ratio of the borrowing companies. The loan agreement also provides for the issuance by the bank of letters of credit, subject to specified fees and other terms. The loan agreement is subject to a 0.25% per annum unused commitment fee that is payable to the bank quarterly. As of September 30, 2008, there were no amounts outstanding under the loan agreement.

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
Approximately 17% and 15% of the Company’s consolidated revenues for the three month and nine months ended September 30, 2008, respectively, relates to sales generated in the United Kingdom. The revenues outside the United States in 2007 were not significant. As of September 30, 2008 and December 31, 2007, the Company’s assets were located primarily in the United States.

	(in thousands)
				Reconciling Items
				Discontinued
		Other	Total	Operations and			Consolidated
	Core	Holdings	Segment	Dispositions*	Corporate	Other**	Results
Three Months Ended September 30, 2008
Revenues	$17,104	$—	$17,104	$—	$—	$—	$17,104
Net income (loss)	$(7,886)	$(900)	$(8,786)	$—	$(3,803)	$35,087	$22,498

Three Months Ended September 30, 2007
Revenues	$14,559	$—	$14,559	$—	$—	$—	$14,559
Net income (loss)	$(2,830)	$(311)	$(3,141)	$1,024	$(3,768)	$1,854	$(4,031)

Nine Months Ended September 30, 2008
Revenues	$50,707	$—	$50,707	$—	$—	$—	$50,707
Net income (loss)	$(20,088)	$(1,834)	$(21,922)	$—	$(13,847)	$39,419	$3,650

Nine Months Ended September 30, 2007
Revenues	$38,861	$—	$38,861	$—	$—	$—	$38,861
Net income (loss)	$(12,040)	$(856)	$(12,896)	$1,658	$(12,957)	$(3,411)	$(27,606)

*	Discontinued operations represent net income of $1,024 and $804 for the three months and nine months ended September 30, 2007, respectively. All other amounts relate to dispositions.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
**Corporate other income (loss) (Note 9)	$34,791	$1,547	$40,237	$(6,730)
Corporate income tax (expense) benefit	330	794	330	3,436
Minority interest	(34)	(487)	(1,148)	(117)

	$35,087	$1,854	$39,419	$(3,411)

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7. Segment Information — (Continued)

				Discontinued
				Operations
		Other	Total	and			Consolidated
	Core	Holdings	Segment	Dispositions	Corporate	Other	Results
Assets as of:
September 30, 2008	$145,399	$25,781	$171,180	$—	$174,694	$—	$345,874

Assets as of:
December 31, 2007	$128,518	$14,982	$143,500	$24,847	$164,084	$—	$332,431
8. Parent Company Financial Information
Parent company financial information is provided to present the financial position and results of operations of the Company and its wholly-owned subsidiaries as if the Partner Companies accounted for under the consolidation method of accounting were accounted for under the equity method of accounting for all applicable periods presented. The Company’s share of the consolidated Partner Companies’ losses is included in “Equity loss” in the Parent Company Statements of Operations for all periods presented based on the Company’s ownership percentage in each period. The carrying value of the consolidated companies as of September 30, 2008 and December 31, 2007 is included in “Ownership interests in Partner Companies” in the Parent Company Balance Sheets.
Parent Company Balance Sheets

	As of September 30, 2008	As of December 31, 2007
	(in thousands)
Assets
Cash and cash equivalents	$51,685	$69,125
Other current assets	6,459	6,286

Current assets	58,144	75,411
Ownership interests in Partner Companies	141,416	149,407
Marketable securities	116,355	88,029
Other	512	644

Total assets	$316,427	$313,491

Liabilities and stockholders’ equity
Current liabilities	$2,789	$4,666
Hedges of marketable securities	3,071	3,653
Non-current liabilities	899	495
Stockholders’ equity	309,668	304,677

Total liabilities and stockholders’ equity	$316,427	$313,491

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8. Parent Company Financial Information — (Continued)
Parent Company Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(unaudited)
	(in thousands)
Revenues	$—	$—	$—	$—
Operating expenses
General and administrative	4,065	5,127	15,214	16,465

Total operating expenses	4,065	5,127	15,214	16,465

	(4,065)	(5,127)	(15,214)	(16,465)
Other income (loss), net*	34,791	2,571	40,237	(5,926)
Interest income (expense), net	262	1,359	1,367	3,509

Income (loss) before income taxes and equity loss	30,988	(1,197)	26,390	(18,882)

Income tax benefit (expense)	330	794	330	3,436
Equity loss	(8,820)	(3,628)	(23,070)	(12,160)

Net income (loss)	$22,498	$(4,031)	$3,650	$(27,606)

*	For purposes of Parent Company reporting, discontinued operations are included in the “Other income (loss), net” line item.
Parent Company Statements of Cash Flows

	Nine Months Ended
	September 30,
	2008	2007
	(in thousands)
Operating Activities
Net income (loss)	$3,650	$(27,606)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	100	104
Equity-based compensation	4,941	5,621
Equity loss	23,070	12,160
Other (income) loss	(40,237)	5,926
Changes in assets and liabilities, net of effect of acquisitions:
Prepaid expenses and other assets	(158)	(3,606)
Accounts payable	4	(1)
Accrued expenses	(285)	(1,129)
Accrued compensation and benefits	(1,608)	(560)
Other liabilities	403	(5)

Cash provided by (used in) operating activities	(10,120)	(9,096)
Investing Activities
Capital expenditures, net	(33)	(36)
Proceeds from sales of marketable securities	30,194	24
Proceeds from sales of ownership interests in Partner Companies	3,206	33,045
Acquisitions of ownership interests in Partner Companies, net	(40,448)	(17,472)

Cash provided by (used in) investing activities	(7,081)	15,561
Financing Activities
Share repurchases	(239)	—
Repurchase of senior convertible notes	—	(37,087)

Cash provided by (used in) financing activities	(239)	(37,087)

Net increase (decrease) in cash and cash equivalents	(17,440)	(30,622)
Cash and cash equivalents at beginning of period	69,125	104,249

Cash and cash equivalents at end of period	$51,685	$73,627

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9. Other Income (Loss)
Other Income (Loss), net
Other income (loss), net consists of the effect of transactions and other events relating to the Company’s ownership interests in its Partner Companies and its operations in general.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands)
Gain on sale of Creditex (Note 4)	$34,751	$—	$34,751	$—
Loss on repurchase of convertible notes (Note 6)	—	—	—	(10,833)
Unrealized gain (loss) on mark-to-market of hedges	(1,647)	(2,083)	581	(9,202)
Gains on sales/distributions of ownership interests in Partner Companies	—	599	3,205	9,257
Realized gains (losses) on marketable securities (Note 4)	1,406	—	1,406	23
Other	281	3,031	294	4,025

	$34,791	$1,547	$40,237	$(6,730)
Total other income (loss) for Consolidated Partner Companies	(423)	99	(381)	185

	$34,368	$1,646	$39,856	$(6,545)

10. Income Taxes
The tax benefit of $0.2 million for the three months ended September 30, 2008 related to a $0.3 million benefit for the actual amount realized by the Company from its net operating loss carryback claim less $0.1 million of foreign and alternative minimum tax expense recognized by ICG Commerce. ICG Commerce had total foreign and alternative minimum tax expense of $0.4 million for the nine months ended September 30, 2008.
The Company recorded a tax benefit of $0.8 million and $3.4 million, respectively, for the three and nine months ended September 30, 2007 related to the operating loss for that period. This benefit was realized through a carryback to 2005.
In October 2008, the Company received a $4.9 million federal tax refund related to the carryback of the 2007 net operating loss to 2005.
Excluding the three and nine months ended September 30, 2008, the Company had federal net operating loss carry-forwards of approximately $506.2 million that may be used to offset future taxable income. The Company also had capital loss carry-forwards of approximately $467.0 million that may be used to offset future capital gains. The net operating loss and capital loss carry-forwards, as well as certain other deferred tax assets, are subject to significant limitations on their utilization. The annual limitation on the utilization of these carry-forwards is approximately $14.5 million. These net operating loss carry-forwards expire between 2014 and 2027, and the capital loss carry-forwards expire between 2008 and 2012. Additional limitations on the utilization of these carry-forwards may be imposed if the Company experiences another change in ownership.
The Company’s net deferred tax asset of $489.4 million at September 30, 2008 consists of deferred tax assets of $519.6 million, relating primarily to Partner Company basis differences, capital and net operating loss carry-forwards, offset by deferred tax liabilities of $30.2 million, primarily related to unrealized appreciation in available-for-sale securities. The Company has recorded a full valuation allowance against its net deferred tax assets.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11. Net Income (Loss) per Share
     The calculations of net income (loss) per share were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands, except per share data)
Basic and Diluted:
Income (loss) from continuing operations	$22,498	$(5,055)	$3,650	$(28,410)
Income (loss) on discontinued operations	—	1,024	—	804

Net income (loss)	$22,498	$(4,031)	$3,650	$(27,606)

Basic:
Income (loss) from continuing operations per share	$0.59	$(0.14)	$0.10	$(0.75)
Income (loss) on discontinued operations per share	—	0.03	—	0.02

Net income (loss) per share	$0.59	$(0.11)	$0.10	$(0.73)

Diluted
Income (loss) from continuing per share	$0.58	$(0.14)	$0.09	$(0.75)
Income (loss) on discontinued operations per share	—	0.03	—	0.02

Net income (loss) per share	$0.58	$(0.11)	$0.09	$(0.73)

Shares used in computation of basic income (loss) per share	38,437,322	37,924,885	38,410,364	37,858,379
Stock options	53,184	—	69,527	—
Restricted stock	273,932	—	307,596	—
DSUs	15,890	—	13,740	—
Warrants	3,582	—	4,297	—
SARs	—	—	74,010	—

Shares used in computation of diluted income — (loss) per share	38,783,910	37,924,885	38,879,534	37,858,379

The following dilutive securities were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive:

		Weighted Average
	Shares	Price Per Share
Three Months Ended September 30, 2008
SARs	3,870,370	$7.65
Stock options	469,430	$35.59

Nine Months Ended September 30, 2008
SARs	2,597,645	$8.45
Stock options	381,141	$34.36

Three Months Ended September 30, 2007
SARs	3,541,115	$7.48
Stock options	637,454	$37.12
Restricted stock	654,021	$—
Deferred stock units	31,500	$—
Warrants	12,500	$6.00

Nine Months Ended September 30, 2007
SARs	3,541,115	$7.48
Stock options	637,454	$37.12
Restricted stock	654,021	$—
Deferred stock united	31,500	$—
Warrants	12,500	$6.00

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(unaudited)
		(in thousands)
Net income (loss):	$22,498	$(4,031)	$3,650	$(27,606)
Other comprehensive income (loss):
Unrealized holding gains in marketable securities	3,339	8,135	(1,079)	34,555
Reclassification adjustments/realized net gains on marketable securities	(1,406)	—	(1,406)	(376)
Other accumulated other comprehensive income (loss)	45	—	37	—

Comprehensive income (loss)	$24,476	$4,104	$1,202	$6,573

13. Discontinued Operations
In August 2007, Investor Force received $1.0 million from the sale of its database division to Morningstar, Inc. in August 2006. The $1.0 million was recognized as a gain in the three and nine months ended September 30,2007 and is included in "Income (loss) from discontinued operations" on the Company's Consolidated Statements of Operations.
14. Stock Repurchase Program
On July 31, 2008, the Company announced the approval by its Board of Directors of a share repurchase program under which the Company could repurchase, from time to time, up to $20 million of shares of its common stock in the open market, in privately negotiated transactions or pursuant to trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act. During the three months ended September 30, 2008, the Company repurchased a total of 29,800 shares of its common stock at an average purchase price of $7.96 per share. These repurchases are reflected as a reduction of Stockholders’ Equity on the Company’s Consolidated Balance Sheet in the relevant period. As of the date of the filing of this Report, the Company has repurchased 498,793 shares of its common stock for approximately $3.2 million. See the subsection of Part II, Item 2 entitled “Issuer Purchases of Equity Securities” for more information regarding the repurchases of Company common stock that occurred during the three months ended September 30, 2008 and through the date of the filing of this Report.

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
Factors that could cause our actual results, levels of activity, performance or achievements to differ materially from those anticipated in forward-looking statements include, but are not limited to, factors discussed elsewhere in this Report and include, among other things:
•	capital spending by enterprises and customers;

•	our ability to effectively manage existing capital resources;

•	our partner companies’ collective ability to compete successfully against their respective competitors;

•	rapid technological developments in the respective markets in which our partner companies operate and our partner companies’ collective ability to respond to such changes in a timely and effective manner;

•	our ability to deploy capital effectively and on acceptable terms;

•	our ability to maximize value in connection with divestitures; and

•	our ability to retain key personnel.
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

Executive Summary
The Company acquires and builds internet software and services companies that drive business productivity and reduce transaction costs between firms. The Company devotes its expertise and capital to maximizing the success of these platform companies, which are delivering software and service applications to customers worldwide. We view the Company as primarily having two components: corporate and our partner companies. Corporate primarily holds our cash, marketable securities and ownership interests in partner companies. Our partner companies are grouped into two operating segments consisting of the core segment and the other holdings segment. The core operating segment includes those partner companies in which the Company’s management takes a very active role in providing strategic direction and management assistance. The other holdings operating segment includes holdings in partner companies over which, in general, we have less influence due to the fact that they are public and/or we have a relatively small ownership stake. From time to time, partner companies are disposed of by ICG or cease operations.
The various interests that we acquire in our partner companies are accounted for under one of three accounting methods: the consolidation method, the equity method or the cost method. The applicable accounting method is generally determined based on our voting interest in a partner company. Generally, if we own more than 50% of the outstanding voting securities of a partner company in which other stockholders do not possess the right to affect significant management decisions, a partner company’s accounts are reflected within our consolidated financial statements. Generally, if we own between 20% and 50% of the outstanding voting securities, a partner company’s accounts are not reflected within our consolidated financial statements; however, our share of the earnings or losses of the partner company is reflected in the caption “Equity loss” in our consolidated statements of operations. Partner companies not accounted for under either the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, our share of the earnings or losses of these companies is not included in our consolidated statements of operations.
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

Liquidity and Capital Resources
The following table summarizes our and our consolidated subsidiaries’ cash and cash equivalents, restricted cash and marketable securities as of September 30, 2008 and December 31, 2007:

	September 30, 2008			December 31, 2007
		Consolidated			Consolidated
	Corporate	Subsidiaries	Total	Corporate	Subsidiaries	Total
	(in thousands)
Cash and cash equivalents	$51,685	$16,575	$68,260	$69,125	$12,906	$82,031
Restricted cash (1)	—	219	219	—	5	5

	$51,685	$16,794	$68,479	$69,125	$12,911	$82,036

Marketable securities (2)	$113,284	$—	$113,284	$84,376	$—	$84,376

(1)	Restricted cash at December 31, 2007 does not include $0.2 million of long-term restricted cash included in “Other” assets on the Company’s Consolidated balance sheets.

(2)	Includes an offsetting liability of $3.1 million and $3.7 million at September 30, 2008 and December 31, 2007, respectively, related to derivative instruments associated with the Company’s marketable securities. Between September 30, 2008 and the date of the filing of this Report, the Company sold its remaining 350,000 freely tradable shares of ICE common stock for approximately $30.0 million of cash proceeds.
In lieu of selling 1,625,000 of the shares of Blackboard common stock that are included in the marketable securities summarized in the table above, we have the ability, under a series of loan agreements with Credit Suisse Capital LLC, to borrow funds secured by the cashless collar contracts that we previously entered into with respect to such shares of Blackboard common stock. The aggregate available borrowing capacity under the loan agreements was approximately $37 million and $38 million as of September 30, 2008 and November 3, 2008, respectively. See Note 6 to our Consolidated Financial Statements for a further description of these loan agreements.
We believe existing cash and cash equivalents, our borrowing facilities and proceeds from the potential sales of all or a portion of our interests in certain marketable securities and partner companies to be sufficient to fund our cash requirements for the foreseeable future, including any future commitments to partner companies, debt obligations, share repurchases and general operations requirements. At September 30, 2008, as well as the date of this filing, we were not obligated for any significant funding and guarantee commitments to existing partner companies. We will continue to evaluate acquisition opportunities and may acquire additional ownership interests in new and existing partner companies in the next twelve months; however, such acquisitions will generally be made at our discretion.
In July 2008, our Board of Directors authorized a share repurchase program pursuant to which we may repurchase shares of our common stock in an aggregate amount not to exceed $20 million. During the three months ended September 30, 2008, the Company repurchased 29,800 shares of its common stock at an average price of $7.96 per share. Additionally, in October 2008, the Company repurchased 468,993 shares of its common stock at an average price of $6.36 per share. See the subsection of Part II, Item 2 entitled “Issuer Purchases of Equity Securities” for more information regarding the repurchases of Company common stock.
In October 2008, the Company received a $4.9 million federal tax refund related to the carryback of the 2007 net operating loss to 2005.
Consolidated working capital decreased by $15.0 million from December 31, 2007 to September 30, 2008, primarily due to fundings to partner companies.
Summary of Statements of Cash Flows

	Nine Months Ended September 30,
	2008	2007
	(in thousands)
Cash provided by (used in) operating activities	$(14,376)	$(16,379)
Cash provided by (used in) investing activities	$243	$17,614
Cash provided by (used in) financing activities	$588	$(37,805)

The net decrease in cash used in operating activities is the result of improved working capital components in the 2008 period versus the 2007 period, as well as larger equity loss in 2008, offset by other income recognized in the third quarter of 2008.
The decrease in cash provided by investing activities in 2008 from cash provided by investing activities in 2007 is the result of a greater aggregate amount of partner company fundings in 2008 versus 2007.
The change from cash used in financing activities in 2007 to cash provided by financing activities in 2008 is primarily related to the repurchase of $26.6 million of principal of convertible notes for $37.1 million in cash in 2007.
We and our consolidated subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. We do not expect the ultimate liability with respect to these actions will materially affect our financial position or cash flows.
Contractual Cash Obligations and Commercial Commitments
We had no other material changes to contractual cash obligations and commercial commitments for the three and nine months ended September 30, 2008.
Off-Balance Sheet Arrangements
We are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Our Partner Companies
As of September 30, 2008, we owned interests in 16 partner companies that are categorized below based on segment and method of accounting.

CORE PARTNER COMPANIES (%Voting Interest)
Consolidated	Equity	Cost
ICG Commerce (65%)	Channel Intelligence (46%)	(none)
Investor Force (81%)	Freeborders (31%)
Vcommerce (53%)	Metastorm (32%)
StarCite (34%)
WhiteFence (35%)

OTHER HOLDINGS PARTNER COMPANIES (%Voting Interest)
Consolidated	Equity	Cost
(none)	Commerce360 (30%)	Anthem (9%)
	GoIndustry (29%)(1)	Captive Capital (5%)
Emptoris (5%)
Entegrity Solutions (2%)
Jamcracker (2%)
Tibersoft (5%)

(1)	As of September 30, 2008, we own 133,832,852 shares, or approximately 29% of the voting securities, of GoIndustry (LSE.AIM: GOI). See “Note 4 — Ownership Interests in Partner Companies and Goodwill” to our consolidated financial statements.

Results of Operations
The following summarizes the unaudited selected financial information related to our segments. Each segment includes the results of our consolidated partner companies and records our share of the earnings and losses of partner companies accounted for under the equity method of accounting. The partner companies included within the segments are the same 16 partner companies for 2008 and 2007. Additionally, Commerce360 is included in the other holdings segment from the date it became an equity method partner company beginning in the first quarter of 2008. The method of accounting for any particular partner company may change based on our ownership interest.
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

Segment Information
(in thousands)
				Reconciling Items
				Discontinued
		Other	Total	Operations and			Consolidated
	Core	Holdings	Segment	Dispositions	Corporate	Other	Results
For The Three Months Ended September 30, 2008
Revenues	$17,104	$—	$17,104	$—	$—	$—	$17,104
Net income (loss)	$(7,886)	$(900)	$(8,786)	$—	$(3,803)	$35,087	$22,498

For The Three Months Ended September 30, 2007
Revenues	$14,559	$—	$14,559	$—	$—	$—	$14,559
Net income (loss)	$(2,830)	$(311)	$(3,141)	$1,024	$(3,768)	$1,854	$(4,031)

For The Nine Months Ended September 30, 2008
Revenues	$50,707	$—	$50,707	$—	$—	$—	$50,707
Net income (loss)	$(20,088)	$(1,834)	$(21,922)	$—	$(13,847)	$39,419	$3,650

For The Nine Months Ended September 30, 2007
Revenues	$38,861	$—	$38,861	$—	$—	$—	$38,861
Net income (loss)	$(12,040)	$(856)	$(12,896)	$1,658	$(12,957)	$(3,411)	$(27,606)

For the Three and Nine Months Ended September 30, 2008 and 2007
Results of Operations — Core Partner Companies
The following presentation of the results of operations of our core companies includes the results of our consolidated core partner companies and our share of the results of our equity method core partner companies.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(in thousands)
Selected data:
Revenues	$17,104	$14,559	$50,707	$38,861

Cost of revenue	(11,580)	(10,029)	(34,526)	(29,435)
Selling, general and administrative	(4,271)	(3,215)	(11,614)	(8,748)
Research and development	(3,219)	(1,532)	(7,455)	(4,662)
Impairment related and other	(197)	(37)	(389)	(143)

Operating expenses	(19,267)	(14,813)	(53,984)	(42,988)

Interest and other	(603)	183	(803)	477
Equity loss	(5,120)	(2,759)	(16,008)	(8,390)

Net loss	$(7,886)	$(2,830)	$(20,088)	$(12,040)

Revenues
Revenues increased $2.5 million from $14.6 million in the third quarter 2007 to $17.1 million in the third quarter of 2008. Revenues increased $11.8 million, from $38.9 million in the first nine months of 2007 to $50.7 million in the first nine months of 2008. This revenue increase was due primarily to increased revenues at ICG Commerce from new and existing customers and the consolidation of Vcommerce from May 1, 2008. Vcommerce accounted for $1.9 million and $3.1 million of the increase in the three and nine months ended September 30, 2008, respectively. During the three months ended September 30, 2007, a former customer of ICG Commerce accounted for 11% of our consolidated revenue due to the recognition of an amount in deferred revenue.
Operating Expenses
Operating expenses increased $4.5 million, from $14.8 million in the third quarter of 2007 to $19.3 million in the third quarter of 2008. Operating expenses increased $11.0 million, from $43.0 million in the first nine months of 2007 to $54.0 million in the first nine months of 2008. This operating expense increase was due primarily to increased operating expenses at ICG Commerce to service existing and new customer contracts and the consolidation of Vcommerce from May 1, 2008. Vcommerce accounted for $3.3 million and $5.9 million of the increase in the three and nine months ended September 30, 2008, respectively.

Equity Loss
A portion of our net results from our core companies is derived from those partner companies in which we hold a substantial minority ownership interest. Our share of the income or losses of these companies is recorded in our Consolidated Statement of Operations under “Equity loss.”

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Selected data:	2008	2007	2008	2007
		(in thousands)
Total revenues	$52,524	$43,463	$142,975	$115,042
Total net loss	$(9,267)	$(8,647)	$(39,612)	$(24,047)
Our share of total net loss (“equity loss”)	$(5,120)	$(2,759)	$(16,008)	$(8,390)
The 2008 revenue improvements over the 2007 periods are due to increased revenue at Metastorm due to its second half of 2007 acquisitions and increased revenue at WhiteFence, Channel Intelligence and Freeborders.
The 2008 net loss increases over the 2007 periods are the result of increased intangible amortization expense at Metastorm related to its second half of 2007 acquisitions and increased expenses at StarCite to integrate technology platforms.
Accordingly, the equity loss increased in 2008 versus 2007.
Results of Operations — Other Holdings Companies
The following presentation of the results of operations of our other holdings companies includes the results of our consolidated other holdings partner companies and our share of the results of our equity method other holdings partner companies.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Selected data:	2008	2007	2008	2007
		(in thousands)
Equity income (loss)	$(900)	$(311)	$(1,834)	$(856)

Net loss	$(900)	$(311)	$(1,834)	$(856)

Equity income (loss) primarily relates to our share of GoIndustry’s and Commerce360’s results.

Results of Operations — Reconciling Items
Discontinued Operations and Dispositions
The following is a summary of the components of “Discontinued Operations and Dispositions,” a reconciling item for segment reporting purposes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(in thousands)
Income (loss) from discontinued operations	$—	$1,024	$—	$804
Equity income (loss) of partner companies sold	—	—	—	854

Net income (loss)	$—	$1,024	$—	$1,658

The impact to our consolidated results of equity method partner companies in which we have sold our ownership interest during 2007 is also included in the caption “Discontinued Operations and Dispositions” for segment reporting purposes. Equity income relating to these entities in 2007 related to Marketron, which was sold in June 2007, and generated income prior to its sale.
Corporate

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands)
General and administrative	$(4,065)	$(5,127)	$(15,214)	$(16,466)
Interest income (expense), net	262	1,359	1,367	3,509

Net loss	$(3,803)	$(3,768)	$(13,847)	$(12,957)

General and Administrative
Our general and administrative expenses decreased for the three months ended September 30, 2008 versus the comparable 2007 period, primarily due to lower employee-related expenses in the 2008 period. General and administrative expenses decreased for the nine months ended September 30, 2008 versus the comparable 2007 period. This decrease was due to lower employee-related expenses and was partially offset by the increased expenses from consulting and corporate sponsorship arrangements.
Interest Income/Expense
The net decrease in our interest income by $1.1 million and $2.1 million for the three and nine months ended September 30, 2008, respectively, from the same periods in 2007 is attributable to lower cash balances in the three and nine months of 2008 than those in the three and nine months of 2007, as well as lower interest rates in the current periods.

Other

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(in thousands)
Corporate other income (loss) (Note 9)	$34,791	$1,547	$40,237	$(6,730)
Corporate income tax benefit (expense)	330	794	330	3,436
Minority interest	(34)	(487)	(1,148)	(117)

Net income (loss)	$35,087	$1,854	$39,419	$(3,411)

Corporate Other Income (Loss), Net
Other income (loss), net was income of $34.8 million in the three months ended September 30, 2008 and income of $1.5 million in the comparable 2007 period. Other income in the three months ended September 30, 2008 was primarily driven by the Creditex transaction and the subsequent sale of ICE common stock received in connection with the Creditex transaction. Other income (loss), net in the three months ended September 30, 2007 is primarily the result of a $3.0 million gain from the reversal of an accrual of acquisition related fees and $0.6 million on additional sale proceeds of Marketron, partially offset by losses of $2.1 million associated with our Blackboard hedges. Other income (loss), net was a gain of $40.2 million in the nine months ended September 30, 2008 and a loss of $6.7 million in the comparable period. The gain in the nine months ended September 30, 2008 was primarily the result of gains on the Creditex transaction and subsequent sale of ICE common stock received in connection with the Creditex transaction as well as gains on sale of partner companies. The loss in the nine months ended September 30, 2007 was primarily the result of a $10.8 million loss on the repurchase of our senior convertible notes and $9.2 million of losses associated with our Blackboard hedges partially offset by gains of $8.8 million on the sale of Marketron and $3.0 million gain associated with the reversal of an accrual of acquisition-related fees.
Corporate Income Tax
We recorded a tax benefit of $0.3 million for the three and nine months ended September 30, 2008, respectively compared to tax benefit of $0.8 million and $3.4 million for the three and nine-month periods ended September 30, 2007, respectively. See Note 10 to our Consolidated Financial Statements.
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
Vcommerce generates revenue from service fees earned by it in connection with the development and operation of its clients’ e-commerce businesses. Service fee revenue primarily consists of transaction fees, implementation fees, professional services, as well as access/maintenance fees. Vcommerce recognizes revenue from services provided when the following revenue recognition criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the fee is fixed or determinable and collectibility is reasonably assured. Generally, Vcommerce recognizes revenue over the term of the customer contract.
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
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141(R) amends the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for our year beginning on January 1, 2009, and we will apply prospectively to all business combinations subsequent to our effective date. We are currently evaluating the impact that the adoption of SFAS No. 141(R) will have on the Company’s consolidated financial statements.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133.” SFAS No. 161 is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable financial statement users to better understand the effects of derivatives and hedging on an entity’s financial position, financial performance and cash flows. The provisions of SFAS No. 161 are effective for interim periods and years beginning after November 15, 2008, which is our year beginning on January 1, 2009. We are currently evaluating the impact the adoption of SFAS No. 161 will have on our consolidated financial statements.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources for GAAP in the U.S. and lists the categories in descending order. An entity should follow the highest category of GAAP applicable for each of its accounting transactions. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to Auditing Standards of the PCAOB Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles” (“AU Section 411”). The adoption of SFAS No. 162 will not have a material effect on the Company’s consolidated financial statements.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to equity price risks on the marketable portion of our equity securities. Our public holdings at September 30, 2008 include equity positions in companies in sectors that have experienced significant historical volatility in their stock prices. A 20% adverse change in equity prices, based on a sensitivity analysis of our public holdings as of September 30, 2008, would result in approximately a $21 million decrease in the fair value of our public holdings. Performing the same sensitivity analysis as of November 3, 2008, which analysis reflects the sale of our remaining holdings of ICE common stock after September 30, 2008 and changes in market values of our public holdings as of November 3, 2008, a 20% adverse change in equity prices from November 3, 2008 would result in an approximately $10 million decrease in the fair value of our public holdings.
Through September 30, 2008, the Company has entered into cashless collar contracts with various expiration dates in 2010 to hedge 1,625,000 shares of its total holdings of 2,187,060 shares of Blackboard common stock at weighted average minimum and maximum prices per share of $24.27 and $56.35, respectively. Each of these contracts limits the Company’s exposure to price declines in the underlying Blackboard securities. Additionally, each of these contracts limits the Company’s maximum benefits from price increases in the underlying Blackboard securities.
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

PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
In May and June 2001, certain of the Company’s present directors, along with the Company, certain of its former directors, certain of its present and former officers and its underwriters, were named as defendants in nine class action complaints filed in the United States District Court for the Southern District of New York. The plaintiffs and the putative classes they seek to represent include present and former stockholders of the Company. The complaints generally allege violations of Sections 11 and 12 of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 10b-5 promulgated under the Exchange Act, based on, among other things, the dissemination of statements allegedly containing material misstatements and/or omissions concerning the commissions received by the underwriters of the initial public offering and follow-on public offering of the Company as well as failure to disclose the existence of purported agreements by the underwriters with some of the purchasers in these offerings to buy additional shares of the Company’s stock subsequently in the open market at pre-determined prices above the initial offering prices. The plaintiffs seek for themselves and the alleged class members an award of damages and litigation costs and expenses. The claims in these cases have been consolidated for pre-trial purposes (together with claims against other issuers and underwriters) before one judge in the Southern District of New York federal court. In April 2002, a consolidated, amended complaint was filed against these defendants which generally alleges the same violations and also refers to alleged misstatements or omissions that relate to the recommendations regarding the Company’s stock by analysts employed by the underwriters. In June and July 2002, defendants, including the Company defendants, filed motions to dismiss plaintiffs’ complaints on numerous grounds. The Company’s motion was denied in its entirety in an opinion dated February 19, 2003. In July 2003, a committee of the Company’s Board of Directors approved a proposed settlement with the plaintiffs in this matter, which was preliminarily approved by the District Court overseeing the litigation in February 2005. A final fairness hearing on the settlement was held on April 24, 2006. On December 5, 2006, however, the Second Circuit Court of Appeals reversed the certification of plaintiff classes in six actions related to other issuers that had been designated as test cases with respect to the non-settling defendants in those matters (the “Focus Cases”) and made other rulings that drew into question the legal viability of the claims in the Focus Cases. The Court of Appeals later rejected the plaintiffs’ request that it reconsider that decision. As a result, on June 25, 2007, the District Court approved a stipulation and order terminating the proposed settlement. In addition, the Court has issued an order applying the appellate decision made with respect to the Focus Cases to all other cases, including the consolidated action against the Company (the “Remaining Cases”). On August 14, 2007, the plaintiffs filed an amended “master” complaint containing allegations purportedly common to all defendants in all actions and filed amended complaints containing specific allegations against the six issuer defendants in the Focus Cases. In addition, on September 27, 2007, the plaintiffs again moved to certify classes in each of the Focus Cases. The defendants in the Focus Cases have moved to dismiss the amended complaints. On March 26, 2008, the District Court granted in part and denied in part those defendants’ motion to dismiss. The Court has approved a stipulation extending the time within which the plaintiffs must file amended pleadings containing specific allegations against the other issuer defendants, including the Company, and the time within which those defendants must move, answer or otherwise respond to those specific allegations. Counsel for plaintiffs have indicated an interest in commencing discovery in the Remaining Cases, but the scope and timetable for any such discovery, including discovery relating to the consolidated action against the Company, has not yet been determined. On October 10, 2008, the court granted the plaintiffs’ motion to withdraw their class certification motion without prejudice, and proceedings in the case are stayed, pending a further conference with the court.

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
There have been no material changes with respect to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 except for the addition of the following risk factor:
The recent financial crisis could negatively affect our and our partner companies’ respective businesses, results of operations, and financial condition.
The recent financial crisis affecting the banking system and financial markets and the going concern threats to investment banks and other financial institutions have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit and equity markets. There could be a number of follow-on effects from the credit crisis on our and our partner companies’ businesses, including the following: insolvency of key suppliers resulting in product delays; inability of customers to obtain credit to finance purchases of products and/or customer insolvencies; counterparty failures negatively impacting treasury operations; increased expense or inability to obtain short-term financing of operations from the issuance of commercial paper; and increased impairments from the inability of our partner companies to obtain financing.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
On July 31, 2008, the Company announced the approval by its Board of Directors of a share repurchase program under which the Company could repurchase, from time to time, up to $20 million of shares of its common stock in the open market, in privately negotiated transactions or pursuant to trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act. The table below contains information relating to the repurchases of Company common stock that occurred during the three months ended September 30, 2008 and through the date of the filing of this Report.

			Total Number of		Approximate Dollar
			Shares Purchased as		Value That May Yet
			Part of Publicly		Be Purchased
	Total Number of	Average Price Paid	Announced		Under the
Monthly Period	Shares Purchased(1)	per Share(2)	Program(1)		Program
7/25/08 to 7/31/08	0	—	0		$20.0 million

8/1/08 to 8/31/08	0	—	0		$20.0 million

9/1/08 to 9/30/08	29,800	$7.96	29,800		$19.8 million

10/1/08 to 10/31/08	468,993	$6.36	468,993		$16.8 million

11/1/08 to 11/10/08	0	—	0	o	$16.8 million

Total	498,793	$6.45	498,793		$16.8 million

(1)	All shares purchased in open market transactions.

(2)	Average price paid per share excludes commissions.
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

Date: November 10, 2008	INTERNET CAPITAL GROUP, INC.

	By:	/s /R. Kirk Morgan

	Name:	R. Kirk Morgan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)