Form 10-K
period 2008-12-31
INTERNET CAPITAL GROUP INC
filed 2009-03-16
CIK 1085621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Fiscal Year Ended December 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                      to                     .
Commission File Number 001-16249

INTERNET CAPITAL GROUP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	23-2996071
(State of Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

690 Lee Road, Suite 310, Wayne, PA	19087
(Address of Principal Executive Offices)	(Zip Code)
(610) 727-6900
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	The NASDAQ Stock Market LLC
Common stock, par value $.001 per share	(The NASDAQ Global Market)
(Title of Class)	(Name of Each Exchange on Which Registered)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
The aggregate market value of the 35,763,046 shares of Common Stock held by non-affiliates of the registrant as of March 2, 2009 was $276.4 million, based upon the closing price of $7.73 on the NASDAQ Global Market on June 30, 2008. (For this computation, the registrant has excluded the market value of all shares of its Common Stock held by (a) its executive officers and (b) directors; such exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the Registrant.)
As of March 2, 2009, there were 36,707,143 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission (the “SEC”) relative to the Company’s Annual Meeting of Stockholders for the fiscal year ended December 31, 2008 are incorporated by reference into Part III of this Report.

INTERNET CAPITAL GROUP, INC.
FORM 10-K
DECEMBER 31, 2008
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
Factors that could cause our actual results, levels of activity, performance or achievements to differ materially from those anticipated in forward-looking statements include, but are not limited to, factors discussed elsewhere in this Report and include, among other things:
•	economic conditions generally;
•	capital spending by enterprises and customers;
•	our partner companies’ collective ability to compete successfully against their respective competitors;
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
ITEM 1. Business
Overview
Internet Capital Group, Inc. (referred to in this Report as “ICG,” the “Company,” “we,” “our,” or “us”) was formed on March 4, 1996 and is headquartered in Wayne, Pennsylvania. Since our inception, we have focused on acquiring and building Internet software and services companies that improve the productivity and efficiency of their business customers. We call these companies our “partner companies.”
As of December 31, 2008 and the date of this Report, we hold ownership interests in fourteen companies that we consider our partner companies. Additionally, we hold marketable securities in other companies, which, as of December 31, 2008 and the date of this Report consist primarily of Blackboard, Inc. common stock (Nasdaq: BBBB) (“Blackboard”). The results of operations of our partner companies are reported within two segments: the “core” reporting segment and the “other holdings” reporting segment. The core reporting segment includes those partner companies in which ICG’s management takes a very active role in providing strategic direction and management assistance. We devote significant expertise and capital to maximizing the success of these core partner companies. The other holdings reporting segment includes partner companies over which, in general, we have less influence because they are public companies and/or we have a relatively small ownership stake in those partner companies. For information regarding the results of operations of our reporting segments, as well as their respective contributions to ICG’s consolidated results of operations, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8—Financial Statements and Supplementary Data,” including Note 8 to our Consolidated Financial Statements. Such information is incorporated herein by reference.
Over the past decade, businesses have increasingly looked to realize increased productivity and efficiency through Internet-based software and services and other services that streamline, automate or otherwise improve their business processes. Moreover, it is our view that businesses will rely increasingly on these solutions in times of both economic growth and economic decline. We believe that these factors create a compelling opportunity for companies that are able to deliver these solutions and services, thereby expanding their customers’ access to new and existing customers and suppliers, increasing their customers’ efficiency, reducing their customers’ costs and/or allowing their customers to focus on their core competencies and outsource their non-core, non-strategic processes. In some cases, this outsourcing will be to labor-based firms that provide deep expertise, and in some cases, this outsourcing will be to technology-intensive firms that provide platforms to automate functions.

We feel that the expertise we have developed in connection with our thirteen-year active involvement with Internet software and services companies allows us to identify companies that are positioned to succeed and to accelerate the growth of companies. We intend to continue to expand our network of partner companies and allocate our financial and human resources to partner companies that we believe have significant long-term value potential. In particular, we seek to acquire interests in companies offering solutions that:
•	are delivered through a Web-enabled software platform (often characterized as a software as an on-demand software, software as a service (“SaaS”), or application service provider (“ASP”) model);
•	automate complex workflow processes, with focus on the “white space” between companies;
•	are comprehensive, meaning that they include software, content data and transaction capabilities (with content being a long-term differentiator);
•	have the ability to generate recurring revenue streams and allow their providers to retain fixed costs;
•	are delivered to clients through long-term relationships; and
•	have the potential to evolve into ecosystems.
After we identify a potential partner company, we negotiate the acquisition of a stake in that company, typically seeking an interest as the principal controlling equity holder. We generally require representation on the partner company’s board of directors to ensure our ability to provide active guidance to the partner company. We place an extremely high value on the quality of a partner company’s management team and, accordingly, seek to structure acquisitions to permit the partner company’s management and key personnel to retain a meaningful equity stake in the company. During our negotiations with potential partner companies, we emphasize the value of our network and resources, which we believe give us a competitive advantage over other potential funding sources when we seek to acquire partner companies.
Our focus on the software and services markets and the knowledge base of our partner companies, our management and our Board of Directors give us valuable experience that we share with our partner companies. Once we acquire an interest in a partner company, we work to assume an active role in the development and growth of the company, providing both strategic guidance and operational support. We provide strategic guidance to our partner companies relating to, among other things, market positioning, business model and product development, strategic capital expenditures, mergers and acquisitions and exit opportunities. Additionally, we provide operational support to help our partner companies manage day-to-day business and operational issues and implement best practices in the areas of finance, sales and marketing, business development, human resources and legal services. Once a company joins our partner company network, our collective expertise is leveraged to help position that company to produce high-margin, recurring and predictable earnings and generate long-term value that we believe can ultimately be captured for our stockholders through either an initial public offering or a strategic sale, or through continued ownership by ICG.
Our Partner Companies
At December 31, 2008, our core partner companies consisted of:
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
Freeborders, Inc. (“Freeborders”)
Freeborders is a provider of technology solutions and outsourcing from China. Freeborders provides industry expertise to North American and European companies in financial services, technology, retail/consumer goods, manufacturing and transportation and logistics. Freeborders’ offerings help companies seeking cost-effective technology solutions.

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
Investor Force Holdings, Inc. (“Investor Force”)
Investor Force is a financial software company specializing in the development of online applications for the financial services industry. Investor Force provides pension consultants and other financial intermediaries with a Web-based enterprise platform that integrates data management with robust analytic and reporting capabilities in support of their institutional and other clients. Investor Force’s applications provide investment consultants with the ability to conduct real-time analysis and research into client, manager and market movement and to produce timely, automated client reports.
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
Vcommerce Corporation (“Vcommerce”)
Vcommerce provides on-demand commerce and fulfillment solutions for multi-channel retailers and direct-to-consumer companies of all types. Vcommerce offers solutions that support its customers’ e-commerce functions, particularly back-end functions such as order management and fulfillment, thereby enabling retailers, distributors and manufacturers to merchandise products, accept orders from customers, authorize and settle credit card transactions, ship products directly to consumers, handle returns and manage customer service through the Vcommerce platform with minimal operating overhead and no information technology infrastructure.
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

At December 31, 2008, our other holdings partner companies consisted of:
Anthem Ventures Fund, L.P. (“Anthem”)
Anthem provides resources to enhance the development of emerging technology companies by providing financial investment, operational and management advice, as well as access to a network of professional relationships.
Captive Capital Corporation (“Captive Capital”)
Captive Capital creates and manages turn-key, multi-lender financing under its customers’ brand names. Through funding relationships with lenders and syndication capabilities for large transactions, Captive Capital serves manufacturers and distributes throughout the United States and Canada.
ClickEquations, Inc. (f/k/a Commerce360, Inc.) (“ClickEquations”)
ClickEquations is a software-based search marketing company that improves paid and organic search campaign performance for its clients, which include Internet Retailer 500 and Fortune 100 companies. Its proprietary technology uses advanced mathematics and statistical analysis to optimize campaigns across the entire search chain and deliver improved campaign efficiency and performance.
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
Jamcracker, Inc. (“Jamcracker”)
The Jamcracker Services Delivery Network enables global on-demand service delivery by bringing together on-demand services vendors and solution providers and resellers to foster channel development, delivery and on-demand market growth.
Tibersoft Corporation (“Tibersoft”)
Tibersoft strengthens the trading relationships in the foodservice industry by using an integrated blend of services and technology.
Concentration of Customer Base and Credit Risk
In each of the years ended December 31, 2008 and 2007, two customers of ICG Commerce, which is a consolidated core partner company, accounted for more than 10% of our consolidated revenue.  The Hertz Corporation and Kimberly-Clark Corporation each represented approximately 17% of ICG’s consolidated revenue for the year ended December 31, 2008. Kimberly-Clark Corporation and The Goodyear Tire & Rubber Company represented approximately 24% and 10%, respectively, of ICG’s consolidated revenue for the year ended December 31, 2007.  Accounts receivable from The Hertz Corporation and Kimberly-Clark Corporation as of December 31, 2008 were $1.3 million and $0.7 million, respectively.  Accounts receivable from Kimberly-Clark Corporation as of December 31, 2007 were $1.4 million.  Accounts receivable from The Goodyear Tire & Rubber Company were not significant in any period presented.

Competition Facing Our Partner Companies
Competition for information technology and Internet products and services is intense. As the market for e-commerce continues to grow, we expect that competition will continue to intensify. Barriers to entry are minimal, and competitors can offer products and services at a relatively low cost. Our partner companies compete with established information systems and management consulting firms, as well as with traditional distribution channels and other online providers, for shares of their customers’ purchasing budgets for information technology and consulting services.
Many companies offer information technology solutions and other solutions that compete with our partner companies. We expect that additional companies will offer competing solutions in the future. Furthermore, our partner companies’ competitors may develop information technology and Internet products or other services that are superior to, or have greater market acceptance than, the solutions offered by our partner companies. Many of our partner companies’ competitors have greater brand recognition and greater financial, marketing and other resources than our partner companies. This may place our partner companies at a disadvantage in responding to their competitors’ pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives. If our partner companies are unable to compete successfully against their competitors, our partner companies may fail.
We may compete with our partner companies to acquire interests in software and services companies and our partner companies may compete with each other for these opportunities. This competition may deter companies from partnering with us and may limit our business opportunities.
Employees
Corporate headcount at ICG as of March 2, 2009 was 23. Headcount at our consolidated partner companies as of March 2, 2009 was 509.
Financial Information About Geographic Areas
Financial information regarding geographic areas is contained in Note 8 to our Consolidated Financial Statements included in “Item 8—Financial Statements and Supplementary Data” and is incorporated herein by reference.
Availability of Reports and Other Information
Our Internet website address is www.internetcapital.com. Unless this Report explicitly states otherwise, neither the information on our website, nor the information on the website of any of our partner companies, is incorporated by reference into this Report.
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
The public may read and copy any of the reports that are filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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
Numerous external forces, including the recent financial crisis, could negatively affect our and our partner companies’ respective businesses, results of operations and financial condition.
Numerous external forces, including the state of global financial markets and general economic conditions, lack of consumer confidence, lack of availability of credit, interest rate and currency rate fluctuations and national and international political circumstances (including wars and terrorist acts) could negatively affect our and our partner companies’ respective businesses, results of operations and financial condition. The recent global financial crisis affecting the banking system, financial markets and financial institutions has resulted in a tightening in the credit markets, a low level of liquidity in many financial markets and extreme volatility in credit and equity markets. The length of time or severity with which these conditions may persist is unknown. As a consequence, our and our partner companies’ respective operating results for a particular period are difficult to predict and, therefore, prior results are not necessarily indicative of expected results in future periods. In response to the financial crisis, many customers and potential customers of our partner companies may forgo, delay or reduce technology and other purchases. In connection with such crisis, our partner companies may experience reductions in the sales of their products and services, extended sales cycles, difficulties in collecting or the inability to collect accounts receivable, slower adoption of new technologies, increased price competition and difficulties in obtaining or the inability to obtain financing. The current volatility in the financial markets and overall economic uncertainty increase the risk that the value of our partner companies and our other assets will be impaired and that the value to be captured in the future in connection with the disposition of our partner companies will be significantly lower than we initially expected.
If we are not able to deploy capital effectively and on acceptable terms, we may not be able to execute our business strategy.
Our strategy includes effectively deploying capital by acquiring interests in new partner companies. We may not be able to identify attractive acquisition candidates that fit our strategy. Even if we are able to identify such candidates, we may not be able to acquire interests in such companies due to an inability to reach mutually acceptable financial or other terms with such companies or due to competition from other potential acquirers that may have greater resources, brand name recognition, industry contacts or flexibility of structure than us. The recent turmoil in the global economy has caused significant declines and fluctuations in the valuations of publicly-traded companies and privately-held companies. Uncertainty regarding the extent to which valuations of companies that fit our acquisition criteria will continue to fluctuate may affect our ability to accurately value potential acquisition candidates. Additionally, the recent economic crisis may make it more difficult for us to obtain capital needed to deploy to new and existing partner companies. If we are unable to effectively deploy capital to partner companies on acceptable terms, we may not be able to execute on our strategy, and our business may be adversely impacted.
If our partner companies are unable to attract new customers or retain customers, including certain significant customers, our and our partner companies’ respective businesses, results of operations and financial conditions could be negatively affected.
Our partner companies may not be able to attract or retain customers due to a variety of reasons, including increased competition, the unwillingness of customers and potential customers to spend money on products and services during periods of economic turmoil and uncertainty, insolvency and the unavailability of credit. If our partner companies are unable to attract new customers or retain existing customers, our and our partner companies’ respective businesses, results of operations and financial conditions could be negatively affected.

During the year ended December 31, 2008, The Hertz Corporation, a customer of ICG Commerce, represented approximately 17% of our consolidated revenue.  For the years ended December 31, 2008 and 2007, approximately 17% and 24%, respectively, of our consolidated revenue related to a second customer of ICG Commerce, Kimberly-Clark Corporation.  For each of the years ended December 31, 2007 and 2006, approximately 10% of our consolidated revenue related to The Goodyear Tire & Rubber Company, a third customer of ICG Commerce.  If our partner companies are not able to retain significant customers, such partner companies and our respective businesses, results of operations and financial positions could be negatively affected.
The inability of our partner companies’ customers to pay their obligations to them in a timely manner, or at all, could have an adverse effect on our partner companies.
The financial resources of our partner companies’ customers may be negatively affected by the current economic downturn. As a result, these customers may have inadequate financial resources to meet all their obligations to our partner companies and may not make payments in a timely manner or at all. Additionally, if our partner companies’ customers do not have adequate financial resources, they may attempt to terminate or renegotiate existing contracts with our partner companies and may refrain from purchasing additional products and services from our partner companies. These factors may cause our partner companies’ results of operations and financial condition to be adversely affected.
Our partner companies may not be able to compete successfully.
If our partner companies are unable to compete successfully against their competitors, our partner companies may fail. Competition for Internet software and services is intense and is expected to intensify. Our partner companies’ competitors may develop products or services that are superior to, or have greater market acceptance than, the solutions offered by our partner companies. Many of our partner companies’ competitors have greater brand recognition and greater financial, marketing and other resources than our partner companies. This may place our partner companies at a disadvantage in responding to their competitors’ pricing strategies, technological advances, marketing campaigns, strategic partnerships and other initiatives.
The Internet software and services industry is characterized by evolving industry standards, coupled with frequent and related new service and product introductions and enhancements. The development of new service and product introductions and enhancements in response to evolving industry standards requires significant time and resources, and our partner companies may not be able to adapt quickly enough and/or in a cost-effective manner to these changes, and our partner companies’ failure to do so could adversely affect our partner companies’ businesses, financial condition and results of operations.
We may compete with some of our partner companies, and our partner companies may compete with each other, which could deter companies from partnering with us and may limit future business opportunities.
We may compete with our partner companies to acquire interests in new partner companies, and our partner companies may compete with each other for business opportunities. This competition may deter potential acquisition targets from partnering with us and may limit our business opportunities.
Our operations and growth and that of our partner companies could be impaired by limitations on our and/or their ability to raise capital or borrow money on favorable terms.
We and our partner companies may need to raise additional capital or borrow money in order to sustain operations or to grow. If we or our partner companies are unable to raise capital or obtain credit on favorable terms, our ability and the ability of our partner companies to operate and grow may be impaired. This may require us or our partner companies to take other actions, such as borrowing money on terms that may be unfavorable, or divesting of assets prematurely to raise capital. If we or our partner companies need capital and are unable to raise it, then we or they may need to limit or cease operations.

Adverse changes in economic conditions and reduced information technology spending may adversely impact our business.

Our and our partner companies’ respective businesses depend on the overall demand for information technology, and in particular for Internet software and services that improve the productivity of our customers’ businesses. In addition, the acquisition of our partner companies’ Internet software and services is often discretionary and may require customers to make significant initial contributions of capital and other resources. During the current global financial crisis, business spending on technology infrastructure decreased dramatically. Continued weak economic conditions, or a reduction in information technology spending even if general economic conditions improve, could adversely impact our business and the businesses of our partner companies in a number of ways that negatively impact our operating results and financial condition.

Acquisitions by our partner companies could result in operating difficulties, dilution and other harmful consequences.
As part of their growth strategies, our partner companies have and may continue to strategically acquire other companies, business and technologies. The process of integrating an acquired company, business or technology involves numerous risks, including difficulties in the integration of the operations, technologies, services and products of the acquired company or business and the diversion of management’s attention from other business concerns. Although we and our partner companies will endeavor to evaluate the risks inherent in any particular acquisition transaction, there can be no assurance that we or our partner companies will properly ascertain all such risks. In addition, acquisitions may result in the incurrence of substantial additional indebtedness and other expenses for our partner companies; they may also result in potentially dilutive issuances of a partner company’s equity securities. Accordingly, difficulties encountered with acquisitions may have a material adverse effect on our or our partner companies’ businesses, financial condition and results of operations.
Our inability to maintain or be able to increase our ownership stakes in high growth partner companies could negatively impact our ability to execute our strategy.
One of our strategies is to maintain and increase our ownership in those partner companies that we believe have major growth opportunities. We may not be able to achieve this goal because of limited resources and/or the unwillingness of such companies and/or the stockholders of such companies to enter into a transaction that would result in an increase in our ownership stake. Moreover, certain transactional growth opportunities, such as mergers and consolidations, may arise with respect to any of these partner companies that would result in potentially dilutive issuances of such partner companies equity securities. In the event that any of these select partner companies enters into such a transaction, with or without our support, we may have a decreased ability to direct the policies and affairs of the partner company or the surviving entity following the consummation of the transaction.
If we do not participate in follow-on financings at our partner companies our stakes in such companies will be diluted, which could materially reduce the value of such stakes.
From time to time our partner companies raise capital by issuing and selling additional equity. We generally have preemptive rights to participate in these follow-on rounds of financing; however, we may elect not to participate in such rounds or may be required to waive our preemptive rights in whole or in part so that outside investors can participate. If we do not participate in a follow-on round of a partner company, our ownership interest in such company will be diluted. Additionally, in connection with new rounds of financing, our partner companies may issue preferred stock with liquidation preferences that are senior to existing preferred stock and common stock. If we do not participate in a follow-on round at a partner company, our ownership stake will decrease and our rights to receive proceeds in connection with the sale of that partner company will be diminished, which could result in a material reduction in the value of our stake in that partner company.

We may have to buy, sell or retain assets when we would otherwise choose not to buy, sell or retain in order to avoid registration under the Investment Company Act, which would impact our business strategy.
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
Although we generally seek to acquire a significant equity interest and participate in the management of our partner companies, we may not acquire or maintain a controlling interest in each partner company. If we lack control or share control in a partner company we may not be able to control significant financial or other business decisions of such partner company. Management or other stockholders of a partner company could have economic or business interests or objectives that are different from ours or disagree with our advice regarding financial or operating decisions, which could impair the value of our interest, prevent us from monetizing our interest at a time or at a price that is favorable to us or negatively affect our operating results. Additionally, our inability to prevent dilution of our ownership interests in a partner company or our inability to otherwise have a controlling influence over the management and operations of a partner company could have an adverse impact on our status under the Investment Company Act.
We may not be able to extract cash from those partner companies that achieve profitability and may need to continue to rely on existing cash, liquidity events and additional capital raises to fund our operations.
We currently rely on existing cash, partner company liquidity events and the issuance and sale of additional securities in order to fund our operations. One of our goals is to help our partner companies achieve profitability so that we can access their cash flow. However, even if certain of our partner companies do meet that goal, we may not be able to access cash generated by such partner companies to fund our operations due to a number of factors, including the needs of such companies to reinvest in their own businesses and our inability to control the significant business or financial decisions of such companies. Our inability to access the cash of our partner companies could have a negative impact on our operations.
If public capital markets are not favorable for initial public offerings, we may not be able to capture stockholder value.
The market for initial public offerings has experienced significant weakness in connection with recent market volatility. If this market is weak, we may not be able to capture stockholder value by taking our partner companies public.

We may be unable to obtain maximum value in connection with the divesture of partner company and marketable security interests.
From time to time, we may divest of interests in partner companies or marketable securities to generate cash or for strategic reasons. The timing of such divestures, particularly with respect to our privately-held partner companies, may not be within our control. If we need to quickly divest partner company interests to satisfy immediate cash requirements or to avoid registration as an investment company under the Investment Company Act, we may be forced to sell our assets prior to canvassing the market or at a time when market conditions valuations are unfavorable. We also may not be able to identify buyers for certain of our assets, particularly given the difficulty that potential acquirers may currently face in obtaining financing. Furthermore, in connection with the sale of a private partner company, we may not receive the full amount of proceeds to which we would otherwise be entitled under such company’s certificate of incorporation if additional payments to management and/or other stockholders are made to secure the approval and/or execution of such transaction. We may be unable to sell our interests in public-traded companies at then-quoted market prices, if at all, because low trading volumes of these companies may limit our ability to sell a significant amount of such companies’ stock in the open market. Registration and other requirements under applicable securities laws may also adversely affect our ability to dispose of our interests on a timely basis. Based on the foregoing factors, when we divest of an interest in a partner company or a marketable security, we may not receive maximum value for that asset and the realizable value of our interest in such asset may ultimately be lower than the carrying value currently reflected in our consolidated financial statements and/or the expectations our investors or securities analysts.
Our accounting estimates with respect to the ultimate recoverability of our basis in our partner companies could change materially in the near term.
Our accounting estimates with respect to the useful life and ultimate recoverability of our carrying basis, including goodwill, in our partner companies could change in the near term, and the effect of such changes on our consolidated financial statements could be significant. In 2008 we recorded impairment charges of $23.2 million. It is possible that a significant write-down or write-off of partner company carrying basis, including goodwill, may be required in the future, or that a significant loss will be recorded in the future upon the sale of one or more partner companies. Any write-down or write-off of this type could cause a decline in the price of our Common Stock.
Our stock price has been volatile in the past and may continue to be volatile in the future.
Our stock price has historically been volatile. This volatility may continue in the future, particularly in light of the current uncertainty about global economic conditions.
The following factors, among others, may add to our Common Stock price’s volatility:
•	general economic conditions, such as a recession or interest rate or currency rate fluctuations;
•	the reluctance of enterprises to increase spending on new products or services;
•	actual or anticipated variations in our quarterly results and those of our partner companies;
•	changes in the market valuations of our partner companies and other similar companies;
•	conditions or trends related to Internet software and services companies;
•	changes in our financial estimates and those of our partner companies by securities analysts;
•	new products or services offered by us, our partner companies and their competitors;
•	announcements by our partner companies and their competitors of technological innovations;
•	announcements by us, our partner companies or our competitors of significant acquisitions, strategic partnerships or joint ventures;
•	additional sales or repurchases of our securities; and
•	additions to or departures of our key personnel or the key personnel of our partner companies.
Many of these factors are beyond our control. These factors may decrease the market price of our Common Stock.

Fluctuations in our quarterly results may adversely affect our stock price.
We expect that our quarterly results will fluctuate significantly due to many factors, including:
•	the acquisition of interests in partner companies;
•	the operating results of our partner companies;
•	sales of our ownership interests in our partner companies, which could cause us to recognize gains or losses under applicable accounting rules;
•	significant fluctuations in the financial results of Internet software and services companies generally;
•	changes in estimated quarterly equity losses or income;
•	changes in our methods of accounting for our partner company interests, which may result from changes in our ownership percentages of our partner companies;
•	the pace of development or a decline in growth of the Internet software and services markets; and
•	competition for the goods and services offered by our partner companies.
If our operating results in one or more quarters do not meet securities analysts’ or investors’ expectations, the price of our Common Stock could decrease.
Fluctuations in the price of the common stock of our publicly-traded holdings may affect the price of our Common Stock.
Currently, the Company holds stock of Blackboard and GoIndustry, each of which is a publicly-traded entity. Fluctuations in the price of the common stock of Blackboard, GoIndustry or any of our other publicly-traded holdings are likely to affect the price of our Common Stock. The price of these publicly-traded companies’ common stock has been highly volatile. As of December 31, 2008, the market value of our interest in these publicly-traded companies was $62.7 million, which was based upon a $26.23 per share closing price for Blackboard and a $0.04 per share closing price for GoIndustry. The results of operations and, accordingly, the price of the stock, of Blackboard and GoIndustry may be adversely affected by the occurrence of the risk factors contained in this Report. In addition, the results of operations and stock price of Blackboard may be adversely affected by the risk factors in Blackboard’s SEC filings, which are publicly available at www.sec.gov, and the results of operations and common stock price of GoIndustry may be adversely affected by the factors set forth in GoIndustry’s submissions on the AIM market of the London Stock Exchange, which are publicly available at www.londonstockexchange.com.
We have had a general history of losses and expect continued losses in the foreseeable future.
We have had significant operating losses and, excluding the effect of any future non-operating gains, such as from the sale of interests in partner companies, we expect to continue incurring operating losses in the future. As a result, we may not have sufficient resources to expand or maintain our operations in the future. We can give no assurances as to when or whether we will achieve profitability, and if we ever have profits, we may not be able to sustain them.
Certain of our partner companies have a limited operating history and may never be profitable.
Certain of our partner companies have limited operating histories. As a result, they have only short operating histories to aid in assessing future prospects. Additionally, certain of our partner companies have significant historical losses and may never be profitable. Many of our partner companies have incurred substantial costs to develop and market their products and expand operations, have incurred net losses and cannot fund their cash needs from operations. Operating expenses of these companies could increase in the foreseeable future as they continue to develop products, increase sales and marketing efforts and expand operations.

The loss of our or our partner companies’ executive officers or other key personnel or our or our partner companies’ inability to attract additional key personnel could disrupt our business and operations.
If one or more of our executive officers or key personnel, including highly trained information technology personnel, or our partner companies’ executive officers or key personnel, including highly trained information technology personnel, were unable or unwilling to continue in their present positions, or if we or our partner companies were unable to hire qualified personnel, our business and operations could be disrupted and our operating results and financial condition could be seriously harmed.
Our partner companies’ success depends on the integrity of their systems and infrastructure. Interruptions in their information systems may adversely affect their businesses.
To succeed, our partner companies’ systems and infrastructure must perform well on a consistent basis. From time to time, our partner companies may experience occasional system interruptions that make some or all of their systems or data unavailable or prevent them from providing services, which could adversely affect their businesses. Moreover, as traffic to their various websites and the related number of uses and customers increase and the number products and services that they introduce continues to grow, they will need to upgrade their systems, infrastructure and technologies generally to facilitate this growth. If our partner companies do not do so or if they experience inefficiencies and/or operational failures in connection with current or future upgrades, third parties with which they do business may not be able to access their services on an intermittent or prolonged basis and the quality of experience that users and customers encounter with their products and services generally could diminish. The occurrence of any of these events could adversely affect their businesses, financial condition and results of operations.
We and our partner companies may be subject to litigation proceedings or government regulation that could harm our respective businesses.
We and our partner companies may be subject to legal claims involving stockholder, consumer, competition and other matters. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or, in cases for which injunctive relief is sought, an injunction prohibiting one of our partner companies from performing a critical activity, such as selling its software and services. If we or one of our partner companies were to receive an unfavorable ruling in a litigation matter, our and our partner companies’ respective businesses, financial condition and results of operations could be materially harmed. Even if legal claims brought against us or our partner companies are without merit, defending lawsuits may take significant time, be expensive and divert our or our partner companies’ management attention from other business concerns.
Our partner companies’ software and services offerings are subject to government regulation domestically and internationally in many areas, including regulation of the Internet regarding user privacy, telecommunications, data protection and online content. The application of these laws and regulations to our partner companies’ businesses is often unclear and sometimes may conflict. Compliance with these regulations may involve significant costs or require changes in business practices that result in reduced revenue. Noncompliance could result in monetary penalties being imposed on our partner companies or orders that our partner companies cease performing a critical activity, such as selling their software and services.
Some of our partner companies may be unable to protect their proprietary rights and may be subject to claims that they infringe on the proprietary rights of others.
Intellectual property constitutes an important part of our partner companies’ assets and competitive strengths. Although our partner companies take steps to protect the rights to their intellectual property, their efforts may not be adequate to prevent misappropriation of their intellectual property, or third parties may develop similar intellectual property independently. Third parties may assert infringement or other intellectual property claims against our partner companies based on their patents or other intellectual property claims. If it is ultimately determined that our partner companies infringe on a third-party’s patents, they may have to pay substantial damages. They may have to obtain a license to sell their products if it is determined that their products infringe another person’s intellectual property. Our partner companies might be prohibited from selling their products before they obtain a license, which, if available at all, may require them to pay substantial royalties.

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
ITEM 1B. Unresolved Staff Comments
None.
ITEM 2. Properties
The location and general description of our properties as of March 2, 2009 are as follows:
Corporate Offices
Our corporate headquarters are located at 690 Lee Road, Suite 310 in an office facility located in Wayne, Pennsylvania, where we lease approximately 11,000 square feet.
Partner Company Properties
Our consolidated partner companies lease approximately 149,058 square feet of office, administrative, sales and marketing, operations and data center space, principally in Arizona, Georgia, New York, Pennsylvania and Texas in the United States and administrative offices in China, India and the United Kingdom.

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
ITEM 4. Submission of Matters to a Vote of Security Holders
No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal year 2008.

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

	2008				2007
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31
	(1st)	(2nd)	(3rd)	(4th)	(1st)	(2nd)	(3rd)	(4th)
High	$11.82	$11.35	$9.84	$8.00	$12.54	$12.53	$13.30	$13.94
Low	$7.66	$7.71	$6.79	$3.04	$9.81	$10.50	$10.15	$10.51
Holders. As of March 2, 2009, there were approximately 871 holders of record of our Common Stock, although there is a much larger number of beneficial owners.
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
The following graph presents a comparison of the Company’s stock performance with that of the Nasdaq Composite Index and the Goldman Sachs Technology Internet Index from December 31, 2003 to December 31, 2008.
COMPARISON OF CUMULATIVE TOTAL RETURN* SINCE DECEMBER 31, 2003
AMONG INTERNET CAPITAL GROUP, INC.,
THE NASDAQ COMPOSITE INDEX AND
THE GSTI INTERNET INDEX

*	$100 invested at closing prices on December 31, 2003 in ICGE shares or in a stock index, including reinvestment of dividends.
Issuer Purchases of Equity Securities
On July 31, 2008, the Company announced the approval by its Board of Directors of a share repurchase program under which the Company could repurchase, from time to time, up to $20 million of shares of its common stock in the open market, in privately negotiated transactions or pursuant to trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act. On December 12, 2008, the Company’s Board of Directors approved a $5 million increase in the aggregate amount of Company Common Stock that may be purchased under the share repurchase program. The table below contains information relating to the repurchases of Company Common Stock that occurred during the year ended December 31, 2008 and through the date of the filing of this Report.

			Total Number of	Approximate Dollar
			Shares Purchased as	Value That May Yet
			Part of Publicly	Be Purchased
	Total Number of	Average Price Paid	Announced	Under the
Monthly Period	Shares Purchased(1)	per Share(2)	Program(1)	Program

7/25/08 to 7/31/08	0	—	0	$20.0 million

8/1/08 to 8/31/08	0	—	0	$20.0 million

9/1/08 to 9/30/08	29,800	$7.96	29,800	$19.8 million

10/1/08 to 10/31/08	468,993	$6.36	468,993	$16.8 million

11/1/08 to 11/30/08	1,398,250	$4.18	1,398,250	$10.9 million

12/1/08 to 12/31/08	51,115	$3.82	51,115	$15.7 million

1/1/09 to 1/31/09	25,042	$3.98	25,042	$15.6 million

2/1/09 to 2/28/09	67,200	$3.96	67,200	$15.4 million

3/1/09 to 3/16/09	0	—	0	$15.4 million

Total	2,040,400	$4.71	2,040,400	$15.4 million

(1)	All shares purchased in open market transactions.

(2)	Average price paid per share excludes commissions.

ITEM 6. Selected Financial Data
The following table summarizes certain selected historical consolidated financial information of ICG that has been derived from our audited Consolidated Financial Statements for each one-year period for the five years ended December 31, 2008, 2007, 2006, 2005 and 2004. The financial information may not be indicative of our future performance. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the related Notes thereto included in this Report.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$71,181	$52,923	$64,749	$47,568	$41,857
Operating expenses
Cost of revenue	46,400	39,523	42,439	28,460	21,464
Selling, general and administrative	36,165	32,781	42,108	40,795	31,239
Research and development	10,212	6,033	8,755	12,276	8,660
Impairment related and other	10,052	188	1,873	5,571	3,469

Total operating expenses	102,829	78,525	95,175	87,102	64,832

	(31,648)	(25,602)	(30,426)	(39,534)	(22,975)

Other income (loss), net	43,225	(167)	34,605	135,489	(106,178)
Interest income (expense), net	1,516	5,038	7,345	523	(3,630)

Income (loss) before income taxes, minority interest and equity loss	13,093	(20,731)	11,524	96,478	(132,783)
Income tax benefit (expense)	(357)	3,992	40	(18,640)	—
Minority interest	(1,960)	(468)	1,232	2,513	771
Equity loss	(33,702)	(14,416)	(5,461)	(6,703)	(5,893)

Income (loss) from continuing operations	(22,926)	(31,623)	7,335	73,648	(137,905)
Income (loss) on discontinued operations	—	995	8,289	(1,130)	2,588

Net income (loss)	$(22,926)	$(30,628)	$15,624	$72,518	$(135,317)

Basic Income (loss) Per Share:
Income (loss) from continuing operations	$(0.60)	$(0.83)	$0.20	$1.98	$(3.86)
Income (loss) on discontinued operations	—	0.02	0.22	(0.03)	0.07

Basic income (loss) per share	$(0.60)	$(0.81)	$0.42	$1.95	$(3.79)

Shares used in computation of basic income (loss) per share	38,106	37,916	37,570	37,109	35,713

Diluted Income (loss) Per Share:
Income (loss) from continuing operations	$(0.60)	$(0.83)	$0.19	$1.76	$(3.86)
Income (loss) on discontinued operations	—	0.02	0.22	(0.03)	0.07

Diluted income (loss) per share	$(0.60)	$(0.81)	$0.41	$1.73	$(3.79)

Shares used in computation of diluted income (loss) per share	38,106	37,916	38,106	43,670	35,713

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$89,527	$82,031	$120,808	$147,912	$86,951
Working capital	$83,285	$78,749	$78,939	$140,504	$72,932
Total assets	$285,580	$332,431	$354,427	$346,532	$277,606
Other long-term debt, net of current portion	$3,916	$191	$544	$4,407	$11
Senior convertible notes	$—	$—	$26,590	$37,000	$60,000
Total stockholders’ equity	$247,509	$304,658	$298,538	$256,245	$165,107

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
The Consolidated Financial Statements include the consolidated accounts of Internet Capital Group, Inc., a company incorporated in Delaware, and its subsidiaries, both wholly-owned and consolidated (Internet Capital Group, Inc. and all such subsidiaries, are hereinafter referred to as “we,” “us,” “our,” “ICG,” the “Company” or “Internet Capital Group”), and have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”).
Executive Summary
Since our inception in 1996, we have focused on acquiring and building Internet software and services companies that improve the productivity and efficiency of their business customers. We call these companies our “partner companies.” As of December 31, 2008 and the date of this Report, we hold ownership interests in fourteen companies that we consider our partner companies. Additionally, we hold marketable securities in other companies, which, as of December 31, 2008 and the date of this Report consist primarily of Blackboard common stock. The results of operations of our partner companies are reported within two segments: the “core” reporting segment and the “other holdings” reporting segment. The core reporting segment includes those partner companies in which ICG’s management takes a very active role in providing strategic direction and management assistance. We devote significant expertise and capital to maximizing the success of these core partner companies. The other holdings reporting segment includes partner companies over which, in general, we have less influence because they are public companies and/or we have a relatively small ownership stake in those partner companies.
The various interests that we acquire in our partner companies are accounted for under one of three accounting methods: the consolidation method, the equity method or the cost method. The applicable accounting method is generally determined based on our voting interest in a partner company. Generally, if we own more than 50% of the outstanding voting securities of a partner company, and other stockholders do not possess the right to affect the significant management decisions of that partner company, the partner company’s accounts are reflected within our Consolidated Financial Statements. Generally, if we own between 20% and 50% of the outstanding voting securities of a partner company, that partner company’s accounts are not reflected within our Consolidated Financial Statements, but our share of the earnings or losses of the partner company is reflected in the caption “Equity loss” in our consolidated statements of operations. Partner companies not accounted for under either the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, our share of the earnings or losses of these companies is not included in our consolidated statements of operations.
Because we own significant interests in software and services companies, many of which have generated net losses, we have experienced, and expect to continue to experience, significant volatility in our quarterly results. While many of our partner companies have consistently reported losses, we have recorded net income in certain periods and experienced significant volatility from period-to-period due to infrequently occurring transactions and other events relating to our ownership interests in partner companies. These transactions and events are described in more detail in our Notes to Consolidated Financial Statements and include dispositions of, changes to and impairment of our partner company ownership interests, dispositions of our holdings of marketable securities and debt repurchases.

Liquidity and Capital Resources
The following table summarizes our and our consolidated subsidiaries’ cash and cash equivalents, restricted cash and marketable securities as of December 31, 2008 and 2007:

	December 31, 2008			December 31, 2007
		Consolidated			Consolidated
	Corporate	Subsidiaries	Total	Corporate	Subsidiaries	Total
	(in thousands)
Cash and cash equivalents	$73,208	$16,087	$89,295	$69,125	$12,906	$82,031
Restricted Cash (1)	—	232	232	—	5	5

	$73,208	$16,319	$89,527	$69,125	$12,911	$82,036

Marketable securities (2)	$63,918	$—	$63,918	$84,376	$—	$84,376

(1)	Restricted cash at December 31, 2007 does not include $0.2 million of long-term restricted cash included in “Other” assets on the Company’s consolidated balance sheets.

(2)
Includes a contributing asset of $6.5 million at December 31, 2008 and an offsetting liability of $3.7 million at December 31, 2007 related to derivative instruments associated with the Company’s marketable securities.

We believe existing cash and cash equivalents and proceeds from the potential sales of all or a portion of our interests in certain marketable securities and partner companies to be sufficient to fund our cash requirements for the foreseeable future, including any future commitments to partner companies, debt obligations and general operations requirements. On February 3, 2009, we entered into certain arrangements under which we have guaranteed approximately $3.6 million of debt for a partner company. Under these arrangements, we placed approximately $3.6 million in a bank account that may be used to repay the partner company debt when it matures in 2009 or otherwise becomes due and payable. We will receive additional preferred ownership interests with respect to this partner company if and to the extent that any funds from the bank account are used to repay debt in connection with these guarantee arrangements. Funds from the bank account will be returned to us if and to the extent that all or any portion of the $3.6 million debt is forgiven, discharged or repaid from some source other than the bank account. As of the date of this filing, we were not obligated for any other material funding and guarantee commitments to existing partner companies. We will continue to evaluate acquisition opportunities and may acquire additional ownership interests in new and existing partner companies in the next twelve months; however, such acquisitions will generally be made at our discretion.
ICG Commerce, Investor Force and Vcommerce have funded their operations through a combination of cash flow from operations, borrowings and equity issuances. ICG Commerce expects that its existing cash balance and cash flow from operations will be sufficient to fund its operations through 2009, while Investor Force and Vcommerce are expected to require additional borrowings and/or equity issuances to fund their respective operations through 2009.
Consolidated working capital improved by $4.5 million from December 31, 2007 to December 31, 2008, primarily due to cash proceeds received from the sales of marketable securities, partially offset by acquisitions of ownership interests in existing partner companies.

Summary of Statements of Cash Flows

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Cash used in operating activities	$(12,385)	$(16,174)	$(7,325)
Cash provided by (used in) investing activities	$28,964	$15,428	$(7,019)
Cash used in financing activities	$(8,593)	$(37,960)	$(9,454)
The decrease in cash used in operating activities from 2007 to 2008 is due to an improved net loss position, other income from sales of partner companies and the receipt of a $4.9 million federal income tax refund in 2008 compared with 2007, offset by greater equity loss and impairment charges in 2008. The increase in cash used in operating activities from 2006 to 2007 is primarily due to the receipt of a $8.1 million refund received in 2006 related to $26.9 million of estimated federal income tax payments paid in 2005.
The increase in cash provided by investing activities from 2007 to 2008 is primarily related to proceeds received from the sale of marketable securities, partially offset by greater net acquisitions of ownership interests in partner companies in 2008 versus 2007. The variability in cash provided by (used in) investing activities in 2007 versus 2006 is the result of net monetizations of ownership interests in partner companies and marketable securities in 2007 versus net acquisition of ownership interests in partner companies in 2006.
The decrease in cash used in financing activities from 2007 to 2008 is the result of the repurchases of the Company’s Common Stock in 2008, which was less than the repurchase of all outstanding senior convertible notes in 2007. The increase in cash used in financing activities from 2006 to 2007 is primarily related to repurchases of notes in 2007 versus proceeds from employee loan repayments in 2006 and a lower amount of notes repurchased in 2006.
We and our consolidated subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. We do not expect any ultimate liability with respect to these actions will materially affect our financial position or cash flows.
Contractual Cash Obligations and Commercial Commitments
The following table summarizes our contractual cash obligations and commercial commitments as of December 31, 2008:

	Payments due by period
		Less
		than 1	1-3	3-5	More than
	Total	year	years	years	5 years
	(in thousands)
Operating leases	$12,164	$2,224	$3,703	$2,318	$3,919
Capital leases	153	108	45	—	—
Other debt	4,081	210	163	3,708	—

	$16,398	$2,542	$3,911	$6,026	$3,919

Off-Balance Sheet Arrangements
We are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Our Partner Companies
As of December 31, 2008, we owned interests in 14 partner companies that are categorized below based on segment and method of accounting.

CORE PARTNER COMPANIES (%Voting Interest)
Consolidated	Equity	Cost
ICG Commerce (65%)	Channel Intelligence (46%)	(none)
Investor Force (81%)	Freeborders (31%)
Vcommerce (53%)	Metastorm (32%)
StarCite (34%)
WhiteFence (36%)

OTHER HOLDINGS PARTNER COMPANIES (%Voting Interest)
Consolidated	Equity	Cost
(none)	ClickEquations (30%)	Anthem (9%)
	GoIndustry (29%) (1)	Captive Capital (5%)
Jamcracker (2%)
Tibersoft (5%)

(1)
As of December 31, 2008 and March 2, 2009, we owned 133,832,852 shares, or approximately 29% of the voting securities, of GoIndustry. GoIndustry’s common stock is traded on the AIM market of the London Stock Exchange under ticker symbol GOI. See “Note 3 — Ownership Interests in Partner Companies, Goodwill and Intangibles, net” to Consolidated Financial Statements.

Results of Operations
The following table summarizes the unaudited selected financial information related to our segments. Each segment includes the results of our consolidated partner companies and records our share of the earnings and losses of partner companies accounted for under the equity method of accounting. The partner companies included within the segments are consistently the same partner companies for 2008, 2007 and 2006. Additionally, Channel Intelligence and Vcommerce, the partner companies in which we acquired an interest after January 1, 2006, are included in the core segment from their respective acquisition dates, and ClickEquations is included in the other holdings segment beginning in March 2008, at which time we aquired more than 20% of its voting securities and began to record our share of the earnings and losses of ClickEquations under the equity method of accounting. The method of accounting for any particular partner company may change based on our ownership interest.
“Discontinued Operations and Dispositions” are those partner companies that have been sold or ceased operations and are no longer included in a segment for all periods presented. “Corporate” expenses represent the general and administrative expenses of our business operations, which include supporting the partner companies and operating as a public company. The measure of segment net loss reviewed by us does not include items such as gains on the disposition of partner company ownership interests and marketable securities holdings, losses on convertible note repurchases and transactions, income taxes, accounting changes and impairment charges associated with partner companies, which are reflected in “Other” reconciling items in the information that follows.

Segment Information
(in thousands)

				Reconciling Items
				Discontinued
		Other	Total	Operations and			Consolidated
	Core	Holdings	Segment	Dispositions	Corporate	Other	Results
For the Year Ended December 31, 2008
Revenues	$71,181	$—	$71,181	$—	$—	$—	$71,181
Net income (loss)	$(23,758)	$(4,381)	$(28,139)	$—	$(18,966)	$24,179	$(22,926)

For the Year Ended December 31, 2007
Revenues	$52,923	$—	$52,923	$—	$—	$—	$52,923
Net income (loss)	$(18,194)	$(856)	$(19,050)	$1,849	$(17,022)	3,595	$(30,628)

For the Year Ended December 31, 2006
Revenues	$64,749	$—	$64,749	$—	$—	$—	$64,749
Net income (loss)	$(15,089)	$592	$(14,497)	$7,824	$(13,788)	36,085	$15,624
For the Years Ended December 31, 2008, 2007 and 2006
Results of Operations — Core Companies
The following presentation of our Results of Operations — Core Companies includes the results of our consolidated core partner companies and our share of the results of our equity method core partner companies.

	Year Ended December 31,
Selected data:	2008	2007	2006
	(in thousands)
Revenues	$71,181	$52,923	$64,749

Cost of revenue	(46,400)	(39,523)	(42,840)
Selling, general and administrative	(16,390)	(11,101)	(20,809)
Research and development	(10,212)	(6,033)	(8,779)
Impairment related and other	(994)	(188)	(1,873)

Operating expenses	$(73,996)	(56,845)	(74,301)

Interest and other	(1,139)	451	51
Income taxes	(687)	(309)	—
Equity loss	(19,117)	(14,414)	(5,588)

Net loss	$(23,758)	$(18,194)	$(15,089)

Revenues
Revenue increased $18.3 million to $71.2 million in 2008, from $52.9 million in 2007. $11.9 million of the increase is attributable to ICG Commerce. ICG Commerce provides procurement outsourcing services generally under long-term relationships. These long-term relationships continued to contribute to ICG Commerce’s success with revenue increasing 23% in 2008 over 2007. The majority of ICG Commerce’s contracts are terminable by the client on short notice or without notice, sometimes without financial penalty. Accordingly, we do not believe it is appropriate to characterize the total contract value of these long-term relationships as backlog. The consolidation of Vcommerce beginning in May 2008 contributed the majority of the residual increase.
Revenue decreased $11.8 million, from $64.7 million in 2006 to $52.9 million in 2007. The primary driver of the decrease is the deconsolidation of StarCite for all of 2007. StarCite completed a transaction to consolidate with OnVantage, Inc. on December 29, 2006. Following the closing of the transaction, our ownership interest in the combined entity is accounted for under the equity method of accounting and StarCite revenue is not consolidated. The 2007 revenue decrease was partially offset by increased revenues at ICG Commerce.

Operating Expenses
Operating expenses increased $17.2 million, from $56.8 million in 2007 to $74.0 million in 2008. This increase is the result of consolidating Vcommerce beginning in May 2008, which contributed $9.5 million, as well as an increase in operating expenses related to ICG Commerce’s increased revenues in 2008.
Operating expenses decreased $17.5 million, from $74.3 million in 2006 to $56.8 million in 2007. The primary driver of the decrease is the deconsolidation of StarCite for all of the 2007 period versus being included for all of the 2006 period.
Equity Loss
A portion of our net results from our core companies is derived from those partner companies in which we hold a substantial minority ownership interest. Our share of the net income or net losses of these companies is recorded in our Consolidated Statements of Operations under “Equity loss.”

	Year Ended December 31,
Selected data:	2008	2007	2006
	(in thousands)

Total revenues	$193,498	$161,486	$69,088
Total net loss	$(46,505)	$(40,208)	$(17,767)
Our share of total net loss (“equity loss”)	$(19,117)	$(14,414)	$(5,588)
The 2008 increases over 2007 are primarily the result of increased net losses at Metastorm and StarCite. Metastorm’s net loss increased as the result of increased amortization expense associated with an acquisition, litigation expenses and expenses associated with an initial public offering that was not consummated. StarCite’s net loss increased as the result of severance and merger integration expenses. Accordingly, our share of the total net loss increased.
The 2007 increases over 2006 are primarily the result of the inclusion of StarCite as an equity method core company for all of 2007 after its previously-mentioned merger with OnVantage and the addition of Channel Intelligence for all of 2007. Our share of the net loss also increased in 2007 versus the prior periods as a result of those companies in which our ownership had increased relative to prior years (primarily Channel Intelligence and Vcommerce) experiencing an increase in net losses as these companies continue to increase operating expenses to expand market share.
Results of Operations — Other Holdings Companies
The following presentation of our Results of Operations — Other Holdings Companies includes the results of our consolidated other holdings partner companies and our share of the results of our equity method other holdings partner companies.

	Year Ended December 31,
Selected data:	2008	2007	2006
	(in thousands)

Revenues	$—	$—	$—
Operating expenses	—	—	—
Interest and other	—	—	—
Equity income (loss)	(4,381)	(856)	592

Net income (loss)	$(4,381)	$(856)	$592

Equity loss related to our other holdings increased in 2008 and 2007 as a result of GoIndustry recording more net losses both periods and the addition of ClickEquations as an equity method company in 2008.

Results of Operations — Reconciling Items
Discontinued Operations and Dispositions
The following is a summary of the components included in “Discontinued Operations and Dispositions,” a reconciling item for segment reporting purposes:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Discontinued operations	$—	$995	$8,289
Equity income (loss) of partner companies sold/disposed of	—	854	(465)

Net income	$—	$1,849	$7,824

In 2006, Investor Force completed the sale of its database division to Morningstar, Inc. (“Morningstar”) for $10.0 million. In 2007 and 2006, the Company received $0.2 million and $0.1 million, respectively, of additional proceeds from the sale of the assets of Delphion, Inc. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, these three operations have been treated as discontinued operations. Accordingly, the operating results of these discontinued operations have been presented separately from continuing operations and include the gains or losses recognized on disposition. See Note 7 to our Consolidated Financial Statements.
Cash proceeds to Investor Force of $9.0 million were received in August 2006, and $1.0 million was received in August 2007. The Company recorded gains of approximately $7.0 million and $1.0 million on this transaction in 2006 and 2007, respectively. The remaining $0.2 million loss for 2007 and the $1.2 million of income from discontinued operations related to the 2006 operating activities of the Investor Force database division.
The impact to our consolidated results of equity method partner companies in which we disposed of our ownership interest, or which have ceased operations, during 2007 and 2006 is also included in the caption “Dispositions” for segment reporting purposes. Equity income primarily relates to Marketron International, Inc. (“Marketron”) in 2007 and 2006.
Corporate

	Year Ended December 31,
	2008	2007	2006
	(in thousands)

General and administrative	$(19,775)	$(21,680)	$(20,874)
Impairment related and other	(794)	—	—
Interest income (expense), net	1,603	4,658	7,086

Net loss	$(18,966)	$(17,022)	$(13,788)

General and Administrative
Our general and administrative expenses decreased $1.9 million in 2008 from 2007, primarily due to decreases in employee-related expenses associated with our annual bonus program of $1.4 million and stock-based compensation of $0.7 million partially offset by and other outside services of $0.2 million.
Our general and administrative expenses increased $0.8 million in 2007 from 2006, primarily due to increased employee costs and other outside services of $1.7 million partially offset by a decrease in stock-based compensation of $0.9 million.
Impairment related and other
Our impairment related and other expenses increased $0.8 million due to severance charges. Those charges primarily related to cash payments of $0.7 million paid in January 2009. The residual balance is associated with related benefits, which will be paid over the next twelve months.

Interest Income/Expense
The net $3.1 million decrease in our interest income (expense) from 2007 to 2008 is attributable to the decrease in our average cash balances compounded with decreases in interest rates.
The $2.4 million decrease in our net interest income (expense) from 2006 to 2007 is attributable to the decrease in our average cash balances.
Other

	Year Ended December 31,
	2008	2007	2006
	(in thousands)

Other income (loss), net (excluding impairments of cost method partner companies)	$49,012	$(238)	$34,813
Impairments of cost method partner companies (Note 3)	(4,735)	—	—

Other income (loss), net	$44,277	$(238)	$34,813

Impairment of GoIndustry (Note 3)	$(10,204)	$—	$—
Impairment of Vcommerce (Note 3)	(8,264)	—	—
Income tax benefit (expense)	330	4,301	40
Minority interest	(1,960)	(468)	1,232

Net income (loss)	$24,179	$3,595	$36,085

Other Income (Loss), Net
Other income (loss), net of $44.3 million in 2008 relates primarily to the sale of interests in partner companies of $38.0 million and a gain related to marketable securities hedges of $10.2 million.
Other income (loss), net of ($0.2) million in 2007 related to the loss on the note repurchases offset by the gain on the sale of Marketron.
Other income (loss), net of $34.8 million in 2006 is primarily the result of gains on the sales of partner companies and marketable securities.
See Note 15 to our Consolidated Financial Statements.
Impairment Charges
We recorded impairment charges of $23.2 million in 2008. See Note 3 to our Consolidated Financial Statements.
Income Tax
Our net deferred tax asset of $442.1 million at December 31, 2008 consists of deferred tax assets of $463.4 million, relating primarily to partner company basis differences, capital and net operating loss carry forwards, offset by deferred tax liabilities of $21.3 million, primarily related to unrealized appreciation in marketable securities. We have recorded a full valuation allowance against our net deferred tax assets at December 31, 2007 and 2008.
The income tax benefit recorded in 2008 and 2007 represents the amount that can be carried back to 2005.
See Note 12 to our Consolidated Financial Statements.

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
Revenue Recognition
ICG Commerce may assume all or a part of a customer’s procurement function as part of sourcing arrangements. Typically, in these engagements, ICG Commerce is paid a fixed fee agreed upon in advance and/or a fee based on a percentage of the amount spent by its customers’ respective purchasing departments in the specified areas ICG Commerce manages. Additionally, in some cases, ICG Commerce has the opportunity to earn additional fees based on the level of savings achieved for customers. ICG Commerce recognizes revenue and any additional fees as earned, which is typically over the life of the customer contract, which approximates the life of the customer relationship.
Vcommerce generates revenue from service fees earned by it in connection with the development and operations of its clients’ e-commerce businesses. Service fee revenue primarily consists of transaction fees, implementation fees and professional services, as well as access and maintenance fees. Vcommerce recognizes revenue from services provided when the following revenue criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the fee is fixed or determinable, and collectibility is reasonably assured. Vcommerce recognizes revenue over the term of the customer contract, and transaction fees and professional services, implementation, access and maintenance fees as services are rendered.
StarCite was a consolidated company through December 29, 2006, at which time it merged with another company, reducing our ownership interest to below 50%, and became an equity method company. StarCite’s revenues were primarily derived from hotel media marketing packages, attendee management software, site selection and various enabling technologies. Marketing package, attendee management software and enabling technology revenues were recognized over the life of the contract, which approximated the life of the customer relationship and typically ranged from one to three years. Site selection revenues were recognized at the time the meeting occurred, which assumed no significant performance obligation remained.
Equity Income/Loss
We record our share of our partner companies’ net income/loss, which are accounted for under the equity method of accounting as equity income/loss. As we do not control these companies, this equity income/loss is based on unaudited results of operations of our partner companies and may require adjustment in the future when the audits of our partner companies are complete. The compilation and review of these results of operations require significant judgment and estimates by management.

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
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. In February 2008, the FASB issued two final staff positions (“FSP SFAS 157-1” and “FSP SFAS 157-2”) amending SFAS No. 157. FSP SFAS 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions. FSP SFAS 157-2 delays the effective date of SFAS No. 157 until fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company adopted SFAS No. 157 on January 1, 2008, except for the items covered by FSP SFAS 157-2. See Note 2 to our Consolidated Financial Statements.
In February  2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). Under this Standard, we may elect to report cost and equity partner companies, marketable securities, hedges and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS No. 159 is effective for us for the fiscal year beginning January 1, 2008. We have elected not to apply the fair value option to any of our current eligible financial assets and liabilities.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) amends the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for our fiscal year beginning on January 1, 2009, and we will apply it prospectively to all business combinations subsequent to our effective date. We are currently evaluating the impact that the adoption of SFAS No. 141(R) will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”) SFAS No. 160 establishes accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 also establishes disclosure requirements that clarify the distinctions between controlling and noncontrolling interests. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS No. 160 shall be applied prospectively. SFAS No. 160 would have an impact on the presentation and disclosure of the noncontrolling interests of any non wholly-owned businesses acquired in the future. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, which is the Company’s year beginning on January 1, 2009. We are currently evaluating the impact that the adoption of SFAS No. 160 will have on our consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133, Accounting for Derivatives and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable financial statement users to better understand the effects of derivatives and hedging on an entity’s financial position, financial performance and cash flows. The provisions of SFAS No. 161 are effective for interim periods and years beginning after November 15, 2008, which is the Company’s year beginning on January 1, 2009. We are currently evaluating the impact that the adoption of SFAS No. 161 will have on our consolidated financial statements.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”) SFAS No. 162 identifies the sources for GAAP in the U.S. and lists the categories in descending order. An entity should follow the highest category of GAAP applicable for each of its accounting transactions. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to Auditing Standards of the PCAOB Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles” (“AU Section 411”). The adoption of SFAS No. 162 will not have a material effect on our consolidated financial statements.
In June 2008, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) with respect to EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF No. 07-5”). The consensus clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” EITF No. 07-5 is effective for interim periods and years beginning after December 15, 2008, which is the Company’s year beginning on January 1, 2009. Early adoption for an existing instrument is not permitted. We are currently evaluating the impact that EITF No. 07-5 will have on our consolidated financial statements.
In November 2008, the FASB ratified the consensus reached by the EITF with respect to EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF No. 08-6”). The consensus requires a company that accounts for an interest it holds in another company under the equity-method to recognize its proportionate share of impairment charges recognized by the equity-method company it holds, adjusted for basis differences, if any, between such equity method company’s carrying amount for the impaired assets and the cost allocated to such assets by the holder. The holder is also required to perform an overall other-than-temporary impairment test of its equity method holdings in accordance with APB Opinion 18, “The Equity Method of Accounting for Investments in Common Stock.” EITF No. 08-6 is effective for interim periods and years beginning after December 15, 2008, which is the Company’s year beginning on January 1, 2009. Earlier application is prohibited. We are currently evaluating the impact that this EITF will have on our consolidated financial statements.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to equity price risks on the marketable portion of our equity securities. Our public holdings at December 31, 2008 include equity positions in companies in sectors that have experienced significant historical volatility in their stock prices. A 20% adverse change in equity prices, based on a sensitivity analysis of our public holdings as of December 31, 2008, would result in approximately a $9 million decrease in the fair value of our public holdings. Through December 31, 2008, the Company has entered into cashless collar contracts with various expiration dates in 2010 to hedge 1,625,000 shares of its total holdings of 2,187,060 shares of Blackboard common stock at weighted average minimum and maximum prices per share of $24.27 and $56.35, respectively. Each of these contracts limits the Company’s exposure to price declines in the underlying equity securities. Additionally, each of these contracts limits the Company’s maximum benefits from price increases in the underlying equity securities.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Internet Capital Group, Inc.:
We have audited the accompanying consolidated balance sheets of Internet Capital Group, Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Internet Capital Group, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U. S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Internet Capital Group, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Philadelphia, Pennsylvania
March 16, 2009

INTERNET CAPITAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007
	(in thousands, except per share data)
Assets
Current Assets
Cash and cash equivalents	$89,295	$82,031
Restricted cash	232	5
Accounts receivable, net of allowance ($721-2008; $44-2007)	14,526	7,769
Prepaid expenses and other current assets	3,068	6,883

Total current assets	107,121	96,688
Marketable securities	57,367	88,029
Fixed assets, net	1,783	1,723
Ownership interests in Partner Companies	83,751	127,888
Goodwill	26,658	17,084
Hedges of marketable securities	6,551	—
Other, net	2,349	1,019

Total Assets	$285,580	$332,431

Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of other long-term debt	$318	$613
Accounts payable	2,026	1,624
Accrued expenses	4,461	2,871
Accrued compensation and benefits	10,385	9,554
Deferred revenue	6,646	3,277

Total current liabilities	23,836	17,939
Other long-term debt	3,916	191
Hedges of marketable securities	—	3,653
Other	1,092	756
Deferred revenue	1,910	91
Minority interests	7,317	5,143

	38,071	27,773

Stockholders’ Equity
Preferred stock, $0.01 par value; 10,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value; 2,000,000 shares authorized, 38,703 (2008) and 38,651 (2007) issued	39	39
Additional paid-in capital	3,573,146	3,567,495
Treasury stock, at cost, 1,948 shares (2008)	(9,329)	—
Accumulated deficit	(3,370,649)	(3,347,723)
Accumulated other comprehensive income	54,302	84,847

Total Stockholders’ Equity	247,509	304,658

Total Liabilities and Stockholders’ Equity	$285,580	$332,431

See accompanying notes to Consolidated Financial Statements.

INTERNET CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(in thousands, except per share data)

Revenues	$71,181	$52,923	$64,749

Operating expenses
Cost of revenue	46,400	39,523	42,439
Selling, general and administrative	36,165	32,781	42,108
Research and development	10,212	6,033	8,755
Impairment related and other	10,052	188	1,873

Total operating expenses	102,829	78,525	95,175

	(31,648)	(25,602)	(30,426)
Other income (loss), net	43,225	(167)	34,605
Interest income	1,850	5,338	9,519
Interest expense	(334)	(300)	(2,174)

Income (loss) before income taxes, minority interest and equity loss	13,093	(20,731)	11,524
Income tax benefit (expense)	(357)	3,992	40
Minority interest	(1,960)	(468)	1,232
Equity loss	(33,702)	(14,416)	(5,461)

Income (loss) from continuing operations	(22,926)	(31,623)	7,335
Income (loss) on discontinued operations	—	995	8,289

Net income (loss)	$(22,926)	$(30,628)	$15,624

Basic income (loss) per share:
Income (loss) from continuing operations	$(0.60)	$(0.83)	$0.20
Income (loss) on discontinued operations	—	0.02	0.22

	$(0.60)	$(0.81)	$0.42

Shares used in computation of basic income (loss) per share	38,106	37,916	37,570

Diluted income (loss) per share:
Income (loss) from continuing operations	$(0.60)	$(0.83)	$0.19
Income (loss) on discontinued operations	—	0.02	0.22

	$(0.60)	$(0.81)	$0.41

Shares used in computation of diluted income (loss) per share	38,106	37,916	38,106

See accompanying notes to Consolidated Financial Statements.

INTERNET CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Additional		Unamortized	Notes	Accumulated Other
	Common Stock		Treasury Stock, at cost		Paid-In	Accumulated	Deferred	Receivable-	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Compensation	Stockholders	Income	Total
	(in thousands)

Balance as of December 31, 2005	39,314	$39	—	$—	$3,535,646	$(3,332,719)	$(6,684)	$(300)	$60,263	$256,245
Reclassification of unamortized deferred compensation upon adoption of SFAS No. 123R	—	—	—	—	(6,684)	—	6,684	—	—	—
Share-based compensation expense related to restricted stock	—	—	—	—	2,559	—	—	—	—	2,559
Impact of partner company equity transactions (Note 3)	—	—	—	—	15,169	—	—	—	—	15,169
Issuance of restricted stock	50	—	—	—	—	—	—	—	—	—
Forfeitures of restricted stock	(37)	—	—	—	(129)	—	—	—	—	(129)
Share-based compensation related to stock appreciation rights and stock options	—	—	—	—	4,716	—	—	—	—	4,716
Issuance of deferred stock units to Board of Directors	56	—	—	—	674	—	—	—	—	674
Repurchase of Common Stock from current and former employees	(785)	—	—	—	—	—	—	128	—	128
Stockholder loans principal payments	—	—	—	—	730	—	—	125	—	855
Forgiveness of stockholder loans	—	—	—	—	—	—	—	47	—	47
Net unrealized appreciation in marketable securities and reclassification adjustments	—	—	—	—	—	—	—	—	2,650	2,650
Net income	—	—	—	—	—	15,624	—	—	—	15,624

Balance as of December 31, 2006	38,598	39	—	—	3,552,681	(3,317,095)	—	—	62,913	298,538
Share-based compensation expense related to restricted stock	—	—	—	—	2,334	—	—	—	—	2,334
Impact of partner company equity transactions (Note 3)	—	—	—	—	7,309	—	—	—	—	7,309
Issuance of restricted stock	15	—	—	—	—	—	—	—	—	—
Forfeitures of restricted stock	(36)	—	—	—	—	—	—	—	—	—
Share-based compensation related to stock appreciation rights and stock options	—	—	—	—	4,031	—	—	—	—	4,031
Issuance of deferred stock units to Board of Directors	74	—	—	—	808	—	—	—	—	808
Equity-based compensation tax benefit	—	—	—	—	332	—	—	—	—	332
Minority owners share of AOCI of consolidated subsidiary	—	—	—	—	—	—	—	—	(19)	(19)
Net unrealized appreciation in marketable securities and reclassification adjustments	—	—	—	—	—	—	—	—	21,953	21,953
Net income (loss)	—	—	______—	—	—	(30,628)	—	—	—	(30,628)

Balance as of December 31, 2007	38,651	39	—	—	3,567,495	(3,347,723)	—	—	84,847	304,658
Share-based compensation expense related to restricted stock	—	—	—	—	1,577	—	—	—	—	1,577
Impact of partner company equity transactions (Note 3)	—	—	—	—	(629)	—	—	—	—	(629)
Issuance of restricted stock	36	—	—	—	—	—	—	—	—	—
Surrenders of restricted stock	(17)	—	—	—	(87)	—	—	—	—	(87)
Share-based compensation related to stock appreciation rights and stock options	—	—	—	—	4,167	—	—	—	—	4,167
Exercise of stock appreciation rights, net of surrenders	3	—	—	—	(6)	—	—	—	—	(6)
Issuance of deferred stock units to Board of Directors	30	—	—	—	616	—	—	—	—	616
Equity-based compensation tax benefit	—	—	—	—	—	—	—	—	—	—
Repurchase of common stock	—	—	(1,948)	(9,329)	—	—	—	—	—	(9,329)
Minority owners share of AOCI of consolidated subsidiary	—	—	—	—	—	—	—	—	117	117
2008 LP capital contribution	—	—	—	—	13	—	—	—	—	13
Net unrealized depreciation in marketable securities and reclassification adjustments	—	—	—	—	—	—	—	—	(30,662)	(30,662)
Net income (loss)	—	—	—	—	—	(22,926)	—	—	—	(22,926)

Balance as of December 31, 2008	38,703	$39	(1,948)	$(9,329)	$3,573,146	$(3,370,649)	$—	$—	$54,302	$247,509

See accompanying notes to Consolidated Financial Statements.

INTERNET CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2008	2007	2006
	(in thousands)

Net income (loss)	$(22,926)	$(30,628)	$15,624

Other comprehensive income (loss)
Unrealized holding gains (losses) in marketable securities	(30,028)	22,333	7,674
Reclassification adjustments/realized net (gains) loss on marketable securities	(634)	(380)	(5,024)
Other accumulated other comprehensive income (loss)	117	(19)	—

Sub-total	(30,545)	21,934	2,650

Comprehensive income (loss)	$(53,471)	$(8,694)	$18,274

See accompanying notes to Consolidated Financial Statements.

INTERNET CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(in thousands)

Operating Activities
Net income (loss)	$(22,926)	$(30,628)	$15,624
Adjustments to reconcile net loss to cash used in operating activities:
(Income) loss from discontinued operations	—	(995)	(8,289)
Depreciation and amortization	1,858	1,502	3,395
Impairment related and other	9,392	59	373
Equity-based compensation	7,090	7,781	7,680
Equity loss	33,702	14,416	5,461
Other (income) loss	(43,225)	167	(34,605)
Minority interest	1,960	468	(1,232)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(6,409)	(1,452)	(1,395)
Prepaid expenses and other assets	3,686	(4,526)	6,990
Accounts payable	618	486	(3,019)
Accrued expenses	(126)	(1,247)	1,075
Deferred revenue	1,672	(2,153)	(762)
Other liabilities	323	(52)	3,261

Cash flows provided by (used in) operating activities of continuing operations	(12,385)	(16,174)	(5,443)
Cash flows from operating activities of discontinued operations operations	—	—	(1,882)

Cash used in operating activities	(12,385)	(16,174)	(7,325)

Investing Activities
Capital expenditures	(1,192)	(1,226)	(2,265)
Advanced deposits for acquisition of fixed assets	(422)	—	—
Proceeds from disposition of fixed assets	30	—	—
Changes in restricted cash	(27)	99	122
Proceeds of short-term investments	—	—	5,000
Proceeds from sales of marketable securities	60,233	24	5,554
Proceeds from sales of Partner Company ownership interests	3,267	34,725	40,720
Proceeds from sale of discontinued operations	—	1,200	9,125
Acquisitions of ownership interests in Partner Companies	(35,478)	(19,394)	(63,292)
Other acquisitions, net	—	—	(536)
Increase in cash due to consolidation of Partner Companies	2,553	—	—
Reduction in cash due to deconsolidation of Partner Companies	—	—	(1,447)

Cash flows provided by (used in) investing activities of continuing operations	28,964	15,428	(7,019)
Cash flows from investing activities of discontinued operations	—	—	—

Cash provided by (used in) investing activities	28,964	15,428	(7,019)

Financing Activities
Repurchase of senior convertible notes	—	(37,087)	(12,768)
Borrowings of long-term debt	1,500	—	—
Long term debt and capital lease obligations, net	(696)	(873)	(1,310)
Line of credit repayments	(68)	—	—
Repayments of loans from employees	—	—	4,624
Share repurchases	(9,329)	—	—

Cash flows provided by (used in) financing activities of continuing operations operations	(8,593)	(37,960)	(9,454)
Cash flows from financing activities of discontinued operations	—	—	—

Cash provided by (used in) financing activities	(8,593)	(37,960)	(9,454)
Net increase (decrease) in Cash and Cash Equivalents	7,986	(38,706)	(23,798)
Effect of exchange rates on cash	(722)	(71)	65
Cash and Cash Equivalents at the beginning of year	82,031	120,808	144,541

Cash and Cash Equivalents at end of year	89,295	82,031	120,808
Less Cash and Cash Equivalents of discontinued operations at the end of year	—	—	—

Cash and Cash Equivalents of continuing operations at the end of year	$89,295	$82,031	$120,808

See accompanying notes to Consolidated Financial Statements.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. The Company
Description of the Company
Internet Capital Group, Inc. (the “Company”) acquires and builds Internet software and services companies that improve the productivity and efficiency of their business customers. Founded in 1996, the Company devotes its expertise and capital to maximizing the success of these companies.
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
2. Significant Accounting Policies
Basis of Presentation
The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. The Consolidated Financial Statements also include the following majority-owned subsidiaries for all or a portion of the periods indicated, each of which has been consolidated since the date the Company acquired majority voting control (collectively, the “Consolidated Subsidiaries”):

Year Ended December 31,
2008	2007	2006
ICG Commerce	ICG Commerce	ICG Commerce
Investor Force	Investor Force	Investor Force
Vcommerce (1)		StarCite (2)
The Consolidated Balance Sheets include the following majority-owned subsidiaries:

December 31,
2008	2007
ICG Commerce	ICG Commerce
Investor Force	Investor Force
Vcommerce (1)

(1)
On May 1, 2008, Vcommerce became a consolidated partner company when the Company’s voting interest increased to 53%. Vcommerce’s results of operations are included in the Company’s Consolidated Statements of Operations beginning May 1, 2008. See Note 3.

(2)
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
Consolidation. Partner companies in which the Company directly or indirectly owns more than 50% of the outstanding voting securities, and for which other stockholders do not possess the right to affect significant management decisions, are accounted for under the consolidation method of accounting. Under this method, a partner company’s balance sheet and results of operations are reflected within the Company’s Consolidated Financial Statements, and all significant intercompany accounts and transactions have been eliminated. Participation of other partner company stockholders in the net assets and in the earnings or losses of a consolidated is reflected in the caption “Minority interest” in the Company’s Consolidated Balance Sheet and Statements of Operations. Minority interest adjusts the Company’s consolidated results of operations to reflect only the Company’s share of the earnings or losses of the consolidated partner company. The results of operations and cash flows of a consolidated partner company are included through the latest interim period in which the Company owned a greater than 50% direct or indirect voting interest for the entire interim period or otherwise exercised control over the partner company. Upon a reduction of the Company’s ownership interest to below 50% of the outstanding voting securities, the accounting method is adjusted to the equity or cost method of accounting, as appropriate, for subsequent periods.
Equity Method. Partner companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to a partner company depends on an evaluation of several factors, including, among others, representation on the partner company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the partner company, including voting rights associated with the Company’s holdings in common stock, preferred stock and other convertible instruments in the partner company. Under the equity method of accounting, a partner company’s accounts are not reflected within the Company’s Consolidated Balance Sheets and Statements of Operations. The Company’s share of the earnings or losses of the partner company, as well as any adjustments from prior period finalizations of equity income/losses, are reflected in the caption “Equity loss” in the Consolidated Statements of Operations. In 2008, those prior period finalizations are not material. The carrying value of equity method partner companies is reflected in “Ownership interests in partner companies” in the Company’s Consolidated Balance Sheets.
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
Ownership Interests in partner companies, Goodwill and Intangibles, net
The Company is required to test intangible assets and goodwill for impairment in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” and SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets.” The Company follows the guidance in APB No. 18, “The Equity Method of Accounting for Investments in Common Stock,” to evaluate its equity method ownership interests in Partner Companies for impairment.
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
The Company’s policy is to perform ongoing business reviews for all partner companies and goodwill impairment tests annually in the fourth quarter of each fiscal year. The Company performed its annual impairment test during the fourth quarter of fiscal 2008 and concluded that the carrying value of certain of its ownership interest in partner companies and goodwill was impaired. As a result, the Company recorded total impairments of $23.2 million during the fourth quarter of fiscal 2008. Of this amount, $8.3 million was related to the impairment of goodwill, while the remaining $14.9 million was a reduction to our basis in certain partner companies. At December 31, 2008, the Company’s carrying value of its ownership interests in partner companies totaled $83.8 million, goodwill totaled $26.7 million and intangibles, net totaled $0.9 million. See Note 3 for additional information regarding our ownership interest in partner companies, goodwill and intangibles, net and related impairment.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. Significant Accounting Policies — (Continued)
Revenue Recognition
During 2008, the Company’s revenues were primarily attributable to ICG Commerce and Vcommerce. During 2007, the Company’s revenues were primarily attributable to ICG Commerce. During 2006, the Company’s revenues were primarily attributable to ICG Commerce and StarCite.
ICG Commerce generates revenue from sourcing consulting and procurement outsourcing services. Procurement outsourcing services generally include a combination of services and technology designed to help companies achieve unit cost savings and process efficiencies. ICG Commerce earns fees for implementation services, start-up services, content and category management (which may include sourcing as described below), hosting fees, buying center management fees, and certain transaction fees. ICG Commerce estimates the total contract value under these arrangements and generally recognizes revenue under these arrangements, excluding transaction fees and gain-share fees, on a straight-line basis over the term of the contract, which approximates the life of the customer relationship. Additionally, performance based/gain share fees are deferred until the contingency is achieved or it is determined from existing data and past experience that the savings will be achieved, and then generally recognized on a straight-line basis over the life of the contract, which approximates the life of the customer relationship. Sourcing programs are engagements in which ICG Commerce negotiates prices from certain suppliers on behalf of its customers in certain categories in which ICG Commerce has sourcing expertise. Under sourcing programs, either the customer pays a fixed-fee or a gain-share amount for use of the negotiated rates. In fixed-fee sourcing arrangements, revenue is recognized on a proportional performance basis, provided that there is no uncertainty as to ICG Commerce’s ability to fulfill its obligations under the contract or other services that are to be rendered under the contract. Gain-share sourcing revenue is recognized when earned.
Vcommerce generates revenue from service fees earned by it in connection with the development and operation of its clients’ e-commerce businesses. Service fee revenue primarily consists of transaction fees, implementation fees and professional services, as well as access and maintenance fees. Vcommerce recognizes revenue from services provided when the following revenue recognition criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the fee is fixed or determinable and collectibility is reasonably assured. Vcommerce recognizes revenue over the term of the customer contract, and transaction fees and professional services, implementation, access and maintenance fees as services are rendered.
StarCite was a consolidated company through December 29, 2006. StarCite’s revenues were primarily derived from hotel media marketing packages, attendee management software, site selection and various enabling technologies. Marketing packages, attendee management software and enabling technology revenues were recognized over the life of the contract, which approximated the life of the customer relationship and typically ranged from one to three years. Site selection revenues were recognized at the time the meeting occurred, when no significant performance obligation remained.
Deferred Revenue
Deferred revenue consists primarily of payments received in advance of revenue being earned under procurement sourcing arrangements and future implementation, professional services and transaction fees.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. These estimates include evaluation of the Company’s holdings in its partner companies, holdings in marketable securities, asset impairment, revenue recognition, income taxes and commitments and contingencies. These estimates and assumptions are based on management’s best judgments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity markets and reductions in information technology spending have combined to increase the uncertainty inherent in such estimates and assumptions. It is reasonably possible that the Company’s accounting estimates with respect to the useful life of intangible assets and the ultimate recoverability of ownership interests in partner companies and goodwill could change in the near term and that the effect of such changes on the financial statements could be material. The Company believes the recorded amount of ownership interests in partner companies and goodwill is not impaired at December 31, 2008.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. Significant Accounting Policies — (Continued)
Cash and Cash Equivalents
The Company considers all highly liquid instruments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Cash and cash equivalents at December 31, 2008 and 2007 were invested principally in money market accounts.
Restricted Cash
The Company considers cash that is legally restricted and cash that is held as a compensating balance for letter of credit arrangements as restricted cash. At December 31, 2008 and 2007, restricted cash was held primarily in money market accounts. The Company had no long-term restricted cash at December 31, 2008. Long-term restricted cash of $0.2 million at December 31, 2007 is included in “Other, net” assets on the Company’s Consolidated Balance Sheets.
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
Net Income (Loss) Per Share
Basic net income (loss) per share (“EPS”) is computed using the weighted average number of common shares outstanding during each period. Diluted EPS includes shares, unless anti-dilutive, that would arise from the exercise of stock options and conversion of other convertible securities and is adjusted, if applicable, for the effect on net income (loss) of such transactions. If a consolidated or equity method partner company has dilutive options or securities outstanding, diluted net income per share is computed by deducting from income (loss) from continuing operations the income attributable to the potential exercise of the dilutive options or securities of the partner company. Because the Company has incurred losses for 2008, the effects of potentially dilutive securities are not included, as they would be anti-dilutive. See Note 17.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. Significant Accounting Policies — (Continued)
Issuances of Stock by Partner Companies
The effects of any changes in the Company’s ownership interest resulting from the issuance of equity capital by a partner company accounted for under the consolidation or equity method of accounting are accounted for pursuant to Staff Accounting Bulletin (“SAB”) No. 51, “Accounting for the Sales of Stock of a Subsidiary.” SAB No. 51 requires the difference between the carrying amount of the Company’s investment in the partner company and the underlying net book value of the partner company after the issuance of stock by the partner company be reflected as either a gain or loss in the Company’s Consolidated Statements of Operations if the appropriate recognition criteria has been met or reflected as an equity transaction in the Company’s Consolidated Statements of Stockholders’ Equity. During the years ended December 31, 2008, 2007 and 2006, all such gains and losses have been recorded in the Company’s Consolidated Statements of Stockholders’ Equity. See Note 3.
Escrowed Proceeds
When an interest in one of the Company’s partner companies is sold, a portion of the sale consideration may be held in escrow primarily to satisfy purchase price adjustments and/or indemnity claims. The Company records escrow arrangements at the time the Company is entitled to the escrow proceeds, the amount is fixed or determinable and realization is assured. At December 31, 2008, the Company has aggregate contingent gains of $9.3 million associated with these outstanding escrows set to lapse at various dates within the next four years, subject to indemnity claims pursuant to the terms of the specific sale agreements. See Note 3.
Concentration of Customer Base and Credit Risk
For the year ended December 31, 2008, two customers of ICG Commerce, The Hertz Corporation and Kimberly-Clark Corporation, each represented approximately 17% of ICG’s consolidated revenue. For the year ended December 31, 2007, Kimberly-Clark Corporation and a third customer of ICG Commerce, The Goodyear Tire & Rubber Company, represented approximately 24% and 10%, respectively, of ICG’s consolidated revenue.  For the year ended December 31, 2006, The Goodyear Tire & Rubber Company represented approximately 10% of the Company’s consolidated revenue.  Accounts receivable from The Hertz Corporation and Kimberly-Clark Corporation as of December 31, 2008 were $1.3 million and $0.7 million, respectively.  Accounts receivable from Kimberly-Clark Corporation and The Goodyear Tire & Rubber Company as of December 31, 2007 were $1.4 million and less than $0.1 million, respectively.  The accounts receivable balances as of December 31, 2008 for The Hertz Corporation and Kimberly-Clark Corporation include $1.2 million and $0.3 million, respectively, of unbilled accounts receivable.  The accounts receivable balance as of December 31, 2007 for Kimberly-Clark Corporation include $1.0 million of unbilled accounts receivable.
Stock Based Compensation
We adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) on January 1, 2006, which requires that compensation expense be recognized in the financial statements for all share options and other equity-based arrangements. Under the provisions of SFAS 123R, equity-based compensation cost is measured at the date of grant, based on the fair value of the award, and is recognized over the employee’s requisite service period.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. Significant Accounting Policies — (Continued)
We adopted SFAS 123R using the modified prospective transition method as provided for by the Standard and therefore have not restated prior periods. Under this transition method, the amount of compensation cost recognized in 2007 and 2006 for equity awards includes amortization relating to the remaining unvested portion of equity awards granted prior to January 1, 2006, and amortization related to new equity awards granted on January 1, 2006 and later.
Fair Value Measurements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. In February 2008, the FASB issued two final staff positions (“FSP SFAS No. 157-1” and “FSP SFAS No. 157-2”) amending SFAS No. 157. FSP SFAS 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions. FSP SFAS 157-2 delays the effective date of SFAS No. 157 until fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company adopted SFAS No. 157 on January 1, 2008, except for the items covered by FSP SFAS 157-2. The Company does not expect the adoption of FSP SFAS 157-2 to have a material effect on the Company’s financial statements.
SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
•	Level 1: Observable inputs, such as quoted prices in active markets for identical assets or liabilities;
•	Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
•	Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
The fair value of the Company’s financial assets measured at fair value on a recurring basis were as follows (in millions):

	Balance at
	December 31,
	2008	Level 1	Level 2		Level 3

Cash equivalents (money market accounts)	$84.4	$84.4	$—		$—
Marketable securities (see Note 4)	57.4	57.4	—		—
Hedges of marketable securities (see Note 4)	6.6	—	6.6	(a)	—

	$148.4	$141.8	$6.6		$—

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
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) amends the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for the Company beginning on January 1, 2009, and the Company will apply SFAS No. 141(R) prospectively to all business combinations subsequent to the effective date. The Company is currently evaluating the impact that the adoption of SFAS No. 141(R) will have on the Company’s Consolidated Financial Statements.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 also establishes disclosure requirements that clarify the distinctions between controlling and noncontrolling interests. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS No. 160 shall be applied prospectively. SFAS No. 160 would have an impact on the presentation and disclosure of the noncontrolling interests of any non wholly-owned businesses acquired in the future. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, which is the Company’s year beginning on January 1, 2009. The Company is currently evaluating the impact that the adoption of SFAS No. 160 will have on the Company’s Consolidated Financial Statements and expects to reclassify $7.1 million of minority interests at December 31, 2008 from a component of liabilities to a component of Stockholders’ Equity.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133, Accounting for Derivatives and Hedging Activities” (“SFAS No. 161”) SFAS No. 161 is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable financial statement users to better understand the effects of derivatives and hedging on an entity’s financial position, financial performance and cash flows. The provisions of SFAS No. 161 are effective for interim periods and years beginning after November 15, 2008, which is the Company’s year beginning on January 1, 2009. The Company is currently evaluating the impact the adoption of SFAS No. 161 will have on the Company’s Consolidated Financial Statements.
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
In June 2008, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) with respect to EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF No. 07-5”). The consensus clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” EITF No. 07-5 is effective for interim periods and years beginning after December 15, 2008, which is the Company’s year beginning on January 1, 2009. Early adoption for an existing instrument is not permitted. The Company is currently evaluating the impact that EITF No. 07-5 will have on the Company’s Consolidated Financial Statements.
In November 2008, the FASB ratified the consensus reached by the EITF with respect to EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF No. 08-6”). The consensus requires a company that accounts for an interest it holds in another company under the equity-method to recognize its proportionate share of impairment charges recognized by the equity-method company it holds, adjusted for basis differences, if any, between such equity method company’s carrying amount for the impaired assets and the cost allocated to such assets by the holder. The holder is also required to perform an overall other-than-temporary impairment test of its equity method holdings in accordance with APB Opinion 18, “The Equity Method of Accounting for Investments in Common Stock.” EITF No. 08-6 is effective for interim periods and years beginning after December 15, 2008, which is the Company’s year beginning on January 1, 2009. Earlier application is prohibited. The Company is currently evaluating the impact that this EITF will have on the Company’s Consolidated Financial Statements.

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

	December 31,	December 31,
	2008	2007
	(in thousands)
Goodwill	$26,658	$17,084

Intangibles, net	$897	$139

Ownership interests in partner companies — Equity Method	$83,751	$98,144
Ownership interests in partner companies — Cost Method	—	29,744

	$83,751	$127,888

Intangibles, net are included in “Other, net” assets on the Consolidated Balance Sheets.
The following table summarizes the activity related to Goodwill:

Goodwill at December 31, 2006	$17,084
2007 activity	—

Goodwill at December 31, 2007	17,084
Additional acquisition of Vcommerce	17,978
Impairment of Vcommerce	(8,264)
Reduction due to dilution of a consolidated partner company’s ownership	(140)

Goodwill at December 31, 2008	$26,658

As of December 31, 2008 and December 31, 2007, all of the Company’s goodwill was allocated to the core segment.
Amortization expense for intangible assets during the three years ended December 31, 2008, 2007 and 2006 was $0.3 million, $0.1 million and $1.7 million, respectively. The Company amortizes intangibles using the straight line method. Estimated amortization expense for the fiscal year ending December 31, 2009 is $0.4 million.
Remaining estimated amortization expense is as follows (in thousands):

December 31, 2009	$398
December 31, 2010	373
December 31, 2011	126

Remaining amortization expense	$897

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Ownership Interests in Partner Companies, Goodwill and Intangibles, net — (Continued)
Acquisitions — Consolidated Companies
During 2008 and 2006, the Company acquired additional ownership positions in three partner companies, Vcommerce, Investor Force and ICG Commerce, which were accounted for under the purchase method of accounting. The purchase price, including the carrying value of the ownership interest for partner companies previously accounted for under the equity method, has been allocated to the assets and the liabilities based upon their respective fair values at the date of the acquisition. The assets and liabilities for the these acquisitions were allocated as follows (in thousands):

	Vcommerce	Investor Force	ICG Commerce
Net Assets Acquired:
Goodwill	$17,978	$695	$697
Technology	918	—	—
Other net assets (liabilities)	(3,651)	(695)	233

	$15,245	$—	$930

Vcommerce was consolidated beginning May 1, 2008. The following reflects unaudited selected pro forma financial information had the Company consolidated Vcommerce for the year ended December 31, 2008: revenue, net income (loss) and net income (loss) per diluted share would have been $73.4 million, $(23.0) million and $(0.60) per diluted share, respectively.
Impairments
The Company completed its annual impairment testing in the fourth quarter of 2008. Additionally, valuations of public companies declined significantly in 2008. The Company also performs ongoing business reviews of its partner companies. The following table reflects the amounts of impairments recorded and how the Company presents impairment charges under the various methods of accounting:

	Statement of Operations	Year ended December 31,
	Presentation	2008	2007	2006
Consolidation Method	Impairment related and other	$8,264	$—	$—
Equity Method	Equity loss	10,204	—	—
Cost Method (Note 15)	Other income (loss), net	4,735	—	—

		$23,203	$—	$—

Impairments — Consolidated Company
The completion of the Company’s annual impairment testing resulted in the Company recording impairment charges of $8.3 million related to goodwill of its consolidated partner company, Vcommerce.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Ownership Interests in Partner Companies, Goodwill and Intangibles, net — (Continued)
Equity Method Companies
The following unaudited summarized financial information relates to the Company’s partner companies accounted for under the equity method of accounting at December 31, 2008 and 2007. This aggregate information has been compiled from the financial statements of the respective equity method partner companies.
Balance Sheets (Unaudited)

	As of December 31,
	2008 (1)	2007 (2)
	(in thousands)

Cash, cash equivalents and short-term investments	$42,215	$48,674
Other current assets	73,988	78,027
Non-current assets	178,101	171,146

Total assets	$294,304	$297,847

Current liabilities	$125,229	$107,852
Non-current liabilities	6,123	12,317
Long-term debt	8,172	19,752
Stockholders’ equity	154,780	157,926

Total liabilities and stockholders’ equity	$294,304	$297,847

Total carrying value	$83,751	$98,144

(1)	Includes (ICG voting ownership): Channel Intelligence (46%), ClickEquations (30%), Freeborders (31%), GoIndustry (29%), Metastorm (32%), StarCite (34%) and WhiteFence (36%).

(2)	Includes (ICG voting ownership): Channel Intelligence (41%), Freeborders (32%), GoIndustry (31%), Metastorm (32%), StarCite (26%), Vcommerce (48%) and WhiteFence (35%).
In 2008, the Company increased its ownership interest in Channel Intelligence, ClickEquations, Metastorm and StarCite through the Company’s acquisition of outstanding equity securities and/or participation in financing rounds. The total amount of these acquisitions was $24.2 million.
As of December 31, 2008, the Company’s carrying value in equity method Partner Companies, in the aggregate, exceeded the Company’s share of the net assets of these equity method Partner Companies by approximately $33.6 million. This excess is allocated $25.8 million to goodwill, which is not amortized, and $7.8 million to intangibles, which are generally being amortized over 3 years. Amortation expense associated with these intangibles of $1.4 million for the year ended December 31, 2008 is included in the table below in the line item “Intangible amortization” and is included in “Equity loss” on the Company’s Consolidated Statements of Operations.
In 2008, ClickEquations, which was previously accounted for under the cost method, became an equity method company due to the Company’s participation in a financing round. Prior periods have not been restated to reflect prior equity losses from the original acquisition of an interest in ClickEquations as that acquisition was immaterial.
In 2006, GoIndustry, in connection with a reverse merger, began listing its securities on the AIM market of the London Stock Exchange. During the fourth quarter of 2008, the Company determined that its holdings of 133,832,852 shares of GoIndustry common stock had an other than temporary decline in its value. Accordingly, the Company recorded a $10.2 million impairment charge to reduce the Company’s carrying value to GoIndustry’s fair market value. Subsequent to December 31, 2008, the value of GoIndustry’s common stock has declined. Accordingly, the company will continue to monitor the fair value of GoIndustry and will record further impairment charges in 2009 if the Company determines that a decline in GoIndustry’s fair market value is other than temporary.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Ownership Interests in Partner Companies, Goodwill and Intangibles, net — (Continued)
Results of Operations (Unaudited)

	Year Ended December 31,
	2008(1)	2007(2)	2006(3)
	(in thousands)
Revenues	$239,828	$206,780	$190,759

Net income (loss)	$(61,621)	$(39,360)	$(20,144)

Equity income (loss) excluding impairments	$(23,498)	$(14,416)	$(5,461)
Impairment charge of GoIndustry	$(10,204)	$—	$—

Total equity income (loss)	$(33,702)	$(14,416)	$(5,461)

(1)	Includes Channel Intelligence, ClickEquations, Freeborders, GoIndustry, Metastorm, StarCite, Vcommerce (to date of consolidation) and WhiteFence.

(2)	Includes Channel Intelligence, Freeborders, GoIndustry, Marketron (to date of disposition), Metastorm, StarCite, Vcommerce and WhiteFence.

(3)
Includes Channel Intelligence (from date of acquisition), ComputerJobs.com, Inc. (“ComputerJobs”) (to date of disposition), CreditTrade Inc. (“CreditTrade”) (to date of disposition), eCredit.com, Inc. (“eCredit”) (to date of disposition), Freeborders, GoIndustry, Marketron, Metastorm, Vcommerce (from date of acquisition) and WhiteFence.

CreditTrade/Creditex/IntercontinentalExchange Sales
In 2006, CreditTrade completed a merger with a subsidiary of Creditex Group, Inc. (“Creditex”). To date, the Company has received approximately $18.3 million in cash for its ownership interest in CreditTrade, and approximately $1.1 million of additional cash has been placed in escrow to satisfy certain pending indemnification claims under the merger agreement. The Company recorded a gain of $10.2 million in 2006 related to this transaction and a gain of $0.9 million in 2008 related to the release of a portion of the escrow balance; these gains are reflected in “Other income (loss), net” on the Company’s Consolidated Statements of Operations. The Company will record additional gains to the extent any additional escrowed proceeds are received.
In a separate 2006 transaction, the Company purchased capital stock of Creditex representing an approximate 15% ownership interest in Creditex for approximately $27.7 million. In 2008, Creditex was acquired by IntercontinentalExchange, Inc. (“ICE”). The Company’s share of the merger consideration was 737,471 shares of ICE common stock, which, based on the stock’s August 29, 2008 closing price, were valued at approximately $64.9 million. At closing, 60,440 of these shares were placed into escrow to satisfy potential indemnification claims. If there are no indemnification claims, most of the shares will be released to the Company eighteen months following the closing date of the transaction, with the remainder to be released four years after closing. The Company recorded a gain of approximately $34.8 million on this transaction. Between August 29, 2008 and December 31, 2008, the Company sold 677,031 shares of ICE common stock for cash proceeds of $60.2 million. The Company recorded a gain on the ICE common stock sales of $0.6 million for the year ended December 31, 2008. The gains on Creditex and ICE are reflected in “Other income (loss), net” on the Company’s Consolidated Statement of Operations. In February 2009, the Company received an additional 7,549 shares of ICE common stock in connection with a post-merger closing-related adjustment.
Marketron Sale
In 2007, the Company sold its ownership in Marketron for gross proceeds of $36.7 million, of which approximately $4.8 million was placed in escrow to be released over a three-year period, subject to purchase price adjustment and indemnity claims pursuant to the terms of the related agreement. The Company recorded a gain on the transaction of $8.2 million, which is included in “Other income (loss), net” on the Company’s Consolidated Statements of Operations. The Company received $1.4 million and $0.6 million of the escrowed amounts in 2008 and 2007, respectively, and recorded gains of $1.4 million and $0.6 million, respectively, which are included in “Other income (loss), net” on the Company’s Consolidated Statements of Operations for the years ended December 31, 2008 and 2007, respectively.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Ownership Interests in Partner Companies, Goodwill and Intangibles, net — (Continued)
The remaining $2.8 million in escrow will be recognized as additional gain if and when the amount of the escrow proceeds is fixed or determinable and realization is assured.
Other Sales
During 2008, the Company received $0.4 million of escrow releases in connection with the disposition of eCredit, and recorded a gain of $0.4 million for the year ended December 31, 2008. During 2007 and 2006, the Company sold its ownership interests in various other partner companies in exchange for cash and contingent consideration. The residual gain of $1.0 million in 2007 primarily related to the gains associated with the releases of amounts escrowed in connection with the dispositions of Co-nect, Inc. (“Co-nect”) and ComputerJobs. The residual gain of $6.8 million in 2006 primarily related to the gains on the sales of ComputerJobs and eCredit.
Escrow Information
As of December 31, 2008, the Company has outstanding aggregate contingent gains of approximately $4.3 million associated with escrowed proceeds from sales of prior equity method partner companies. Additionally, the Company has outstanding 60,440 shares of ICE common stock, valued at approximately $5.0 million based on the December 31, 2008 closing stock price, being held in escrow related to the sale of Creditex to ICE on August 29, 2008. These escrows primarily relate to sale consideration that was set aside to satisfy potential purchase price adjustments and/or potential indemnity claims. The release of escrowed proceeds, if any, to the Company would result in additional gains at the time the Company is entitled to such proceeds, the amount is fixed or determinable and realization is assured, which is anticipated to occur between June 2009 and August 2012.
Issuances of Stock by Partner Companies
The following table summarizes the impact to the Company’s Consolidated Statements of Stockholders’ Equity for issuances of stock by partner companies.

	Issuance of Stock by	Year ended December 31,
Partner Company	Partner Company for:	2008	2007	2006
GoIndustry	Financing/Acquisition/Merger Transactions (a)	$(1,344)	$4,996	$5,393
StarCite	Merger with OnVantage (b)	—	—	11,315
Metastorm	Financing and Acquisition Transaction (c)	—	2,224	—
Other	Restricted Stock/Stock Option Activity	715	89	(1,539)

Impact of partner company equity transactions		$(629)	$7,309	$15,169

(a)
In 2008, 2007 and 2006, GoIndustry issued equity in conjunction with financing rounds, an acquisition transaction and a reverse merger. As a result of these transactions, the Company’s ownership in GoIndustry was reduced from 35% in 2006 to 31% in 2007 to 29% in 2008. In conjunction with the financing in 2008, the Company purchased an additional 52,690,950 shares of GoIndustry for approximately $10.5 million. At December 31, 2008, the Company owns 133,832,852 shares of GoIndustry, or approximately 29% of the outstanding shares.

(b)
On December 29, 2006, StarCite merged with OnVantage, Inc. Following completion of the transaction, the Company’s ownership interest was below 50% in the combined entity and is accounted for under the equity method of accounting. Based on the estimated fair value of the combined entity, the Company recorded its share of the difference between the fair value and book value of StarCite deemed sold in relation to StarCite’s merger with OnVantage.

(c)
In 2007, Metastorm issued equity in conjunction with a financing and an acquisition transaction. As a result of these transactions, the company’s ownership interest in Metastorm was reduced from 41% to 32%.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. Marketable Securities and Related Derivatives
Marketable securities represent the Company’s holdings in equity securities. The cost, unrealized holding gains/(losses), and fair value of marketable securities at December 31, 2008 and December 31, 2007 were as follows:

			Unrealized
	Common Shares		Holding
	Owned	Cost	Gains/(Losses)	Fair Value
	(in thousands, except shares)

December 31, 2008
Blackboard	2,187,060	$3,162	$54,205	$57,367

		$3,162	$54,205	$57,367

December 31, 2007
Blackboard	2,187,060	$3,162	$84,867	$88,029

		$3,162	$84,867	$88,029

The tables above do not reflect the Company’s holdings of ICE common stock that were both obtained and sold during 2008. See Note 3.
The amount reflected as the Company’s cost for Blackboard includes the carrying value on the date Blackboard converted to marketable securities and the value of Blackboard warrants exercised.
The Company manages its exposure to and benefits from price fluctuations of Blackboard common stock by using derivatives securities or hedges. Although these instruments are derivative securities, their economic risks are similar to, and managed on the same basis as, risks of the other equity instruments the Company holds. Through December 31, 2008, the Company has entered into cashless collar contracts with various expiration dates in 2010 to hedge 1,625,000 shares of its total holdings of 2,187,060 shares of Blackboard common stock at weighted average minimum and maximum prices per share of $24.27 and $56.35, respectively. These instruments are marked to market through earnings. In future quarters, the mark-to-market impact will generally be an expense if Blackboard’s stock price rises or income if Blackboard’s stock price declines. If the Company holds these hedges through their maturity dates and Blackboard’s stock price remains within the weighted average minimum and maximum prices per share, the value of the hedges will be zero at maturity. The fair value of these instruments was an asset of $6.5 million at December 31, 2008, which is included in “Hedges of marketable securities” on the Company’s Consolidated Balance Sheets. If the price of Blackboard’s stock price increases, it will negatively impact the value of the hedge asset. The mark-to-market impact to earnings of these instruments was income of $10.2 million for the year ended December 31, 2008, based on Blackboard’s closing stock price of $26.23 at the end of the year, which is reflected in “Other income (loss), net” on the Company’s Consolidated Statements of Operations.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5. Debt
Other Long-Term Debt
The Company’s other long-term debt, including current maturities, at December 31, 2008 and 2007 relates to its consolidated partner companies, ICG Commerce, Investor Force and Vcommerce, and primarily consists of notes at Vcommerce.

		As of December 31,
	Interest Rates	2008	2007
		(in thousands)

Capital leases	4.0-11.5%	$153	$226
Other Debt	4.5-10.3%	4,081	578

		4,234	804
Current maturities		(318)	(613)

Other long-term debt		$3,916	$191

The Company’s other long-term debt matures as follows:

2009	$318
2010	185
2011	23
2012	3,708

$4,234

Loan and Credit Agreements
On September 30, 2002, the Company entered into a loan agreement with Comerica Bank (the “Loan Agreement”) to provide for the issuance of letters of credit up to $20 million, subject to a cash-secured borrowing base as defined by the Loan Agreement. The Loan Agreement was reduced to $10 million in 2004. In December 2008, the Loan Agreement was extended to December 12, 2009. Issuance fees of 0.50% per annum of the face amount of each letter of credit will be paid to Comerica Bank subsequent to issuance. The Loan Agreement also is subject to a 0.25% per annum unused commitment fee payable to the bank quarterly. No amounts were outstanding at December 31, 2008 or 2007.
On May 8, 2008, the Company entered into a series of loan agreements with Credit Suisse Capital LLC. Pursuant to these agreements, the Company may, from time to time, borrow funds secured by the cashless collar contracts that the Company previously entered into with respect to 1,625,000 of its shares of Blackboard common stock. The loans bear interest, which is payable quarterly in arrears, at the three-month U.S. dollar LIBOR rate, computed on the basis of a 30-day month and a 360-day year. This interest rate resets on the first day of each calendar quarter. The maturity of each of the loans corresponds with the expiration of the underlying cashless collar contract. Accordingly, the maturity dates of the loans range from March 15, 2010 to October 15, 2010. The maximum borrowing capacity under each of the loan agreements equals the present value of the minimum value of the underlying cashless collar contract, computed using the three month U. S. dollar LIBOR rate. The aggregate maximum borrowing capacity under the loan agreements is approximately $39 million as of December 31, 2008. The Company has not drawn any amounts under the loan agreements to date.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5. Debt — (Continued)
On August 29, 2008, ICG Commerce and a number of its wholly-owned subsidiaries entered into a loan agreement with PNC Bank, pursuant to which ICG Commerce and such subsidiaries may borrow up to $10 million under a revolving line of credit. The line of credit matures on December 31, 2009 and is secured by the assets of the borrowing companies. Interest on any outstanding amounts is computed at a rate to be selected by ICG Commerce at the end of each interest period from the following: (1) a one, two, three or six-month eurodollar LIBOR rate plus either 175 or 200 basis points, depending on the then-current debt-to-EBITDA ratio of the borrowing companies, and (2) PNC Bank’s prime rate minus either 100 or 75 basis points, depending on the then-current debt-to-EBITDA ratio of the borrowing companies. The loan agreement also provides for the issuance by the bank of letters of credit, subject to specified fees and other terms. The loan agreement is subject to a 0.25% per annum unused commitment fee that is payable to the bank quarterly. As of December 31, 2008, ICG Commerce was able to borrow up to the maximum $10 million with interest rates of 3.175%-4.25%. There were no amounts outstanding under the loan agreement at December 31, 2008.
Senior Convertible Notes
The Company issued $60.0 million of senior convertible notes in April 2004 that were set to mature in April 2009. The Company repurchased and extinguished these notes during 2006 and 2007, recording losses, including accelerated deferred financing fees, of $8.4 million in 2006 and $10.9 million in 2007. These losses were included in “Other income (loss), net” on the Company’s Consolidated Statements of Operations for the respective years. Additionally, the Company recorded interest expense related to these notes of $0.2 million and $1.5 million for the years ended December 31, 2007 and 2006, respectively. There were no notes outstanding as of December 31, 2008 and 2007.
6. Fixed Assets
Fixed assets consist of the following:

		As of December 31,
	Useful Life	2008	2007
		(in thousands)
Computer equipment and software, office equipment and furniture	3-10 years	$18,184	$15,808
Leasehold improvements	1-5 years	1,084	787

		19,268	16,595
Less: accumulated depreciation and amortization		(17,485)	(14,872)

		$1,783	$1,723

Depreciation expense for the years ended December 31, 2008, 2007 and 2006 was $1.6 million, $1.4 million and $1.7 million, respectively. The Company uses the straight line method of depreciation.
7. Discontinued Operations
In August 2006, Investor Force completed the sale of its database division to Morningstar for $10.0 million. Cash proceeds to Investor Force of $9.0 million were received in August 2006, and $1.0 million was received in August 2007. The Company recorded a gain of approximately $7.0 million on this transaction in 2006 and $1.0 million in 2007.
Investor Force’s database division had revenues of $1.6 million until the sale in August 2006. The Company’s share of net loss for the 2006 operating activities of Investor Force’s database division was $0.2 million in the year ended December 31, 2007 and net income of $1.2 million for the year ended December 31, 2006.
During 2007 and 2006, the Company received $0.2 million and $0.1 million, respectively, of additional proceeds from the sale of the assets of Delphion, Inc.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7. Discontinued Operations — (Continued)
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
8. Segment Information
The Company’s reportable segments using the “management approach” under SFAS No. 131, “Disclosure About Segments of a Business Enterprise and Related Information,” consist of two reporting segments, the “core” segment and the “other holdings” segment. Each segment includes the results of the Company’s Consolidated Partner Companies and records the Company’s share of earnings and losses of Partner Companies accounted for under the equity method of accounting and captures the Company’s basis in the assets of all of its partner companies. Marketable securities are considered “corporate” assets whereas, prior to becoming marketable securities, the Partner Company to which they relate would have been included in the core or other holdings category.
The core reporting segment includes those partner companies in which the Company’s management takes a very active role in providing strategic direction and management assistance. The other holdings reporting segment includes holdings in companies over which, in general, we have less influence due to the fact that they are public or we have a relatively small ownership stake.
Approximately 13% of the Company’s consolidated revenues for the year ended December 31, 2008 relate to sales generated in the United Kingdom. The remaining consolidated revenues for the year ended December 31, 2008 primarily relate to sales generated in the United States. As of December 31, 2008, 2007 and 2006, the Company’s assets were located primarily in the United States.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8. Segment Information — (Continued)
The following summarizes selected information related to the Company’s segments for the years ended December 31, 2008, 2007 and 2006. All significant intersegment activity has been eliminated. Assets are owned or allocated assets are used by each operating segment.
Segment Information
(in thousands)

				Reconciling Items
				Discontinued
			Total	Operations and			Consolidated
	Core	Other Holdings	Segment	Dispositions*	Corporate	Other**	Results
Year Ended December 31, 2008
Revenues	$71,181	$—	$71,181	$—	$—	$—	$71,181
Net income (loss)	$(23,758)	$(4,381)	$(28,139)	$—	$(18,966)	$24,179	$(22,926)
Assets	$138,374	$8,281	$146,655	$—	$138,925	$—	$285,580

Year Ended December 31, 2007
Revenues	$52,923	$—	$52,923	$—	$—	$—	$52,923
Net income (loss)	$(18,194)	$(856)	$(19,050)	$1,849	$(17,022)	$3,595	$(30,628)
Assets	$153,365	$14,982	$168,347	$—	$164,084	$—	$332,431

Year Ended December 31, 2006
Revenues	$64,749	$—	$64,749	$—	$—	$—	$64,749
Net income (loss)	$(15,089)	$592	$(14,497)	$7,824	$(13,788)	$36,085	$15,624
Assets	$149,594	$9,781	$159,375	$22,535	$172,517	$—	$354,427

*
Discontinued operations represent net income of $995 and $8,289 for the years ended December 31, 2007 and 2006, respectively. All other amounts relate to dispositions for the years ended December 31, 2008, 2007 and 2006.

**	Other reconciling items to net income (loss) are as follows:

	Year Ended December 31,
	2008	2007	2006

Other income (loss) (Note 15)	$44,277	$(238)	$34,813
Taxes	330	4,301	40
Minority interest	(1,960)	(468)	1,232
Impairment of GoIndustry (Other Holdings) (Note 3)	(10,204)	—	—
Impairment of Vcommerce (Core) (Note 3)	(8,264)	—	—

	$24,179	$3,595	$36,085

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9. Parent Company Financial Information
Parent company financial information is provided to present the financial position and results of operations of the Company and its wholly-owned subsidiaries as if the Partner Companies accounted for under the consolidation method of accounting were accounted for under the equity method of accounting for all applicable periods presented. The Company’s share of the consolidated Partner Companies’ losses is included in “Equity loss” in the Parent Company Statements of Operations for all periods presented based on the Company’s ownership percentage in each period. The carrying value of the consolidated companies as of December 31, 2008 and 2007 is included in “Ownership interests in Partner Companies” in the parent company Balance Sheets.
Parent Company Balance Sheets

	December 31,
	2008	2007
	(in thousands)
Assets
Cash and cash equivalents	$73,208	$69,125
Other current assets	1,405	6,286

Current assets	74,613	75,411
Ownership interests in Partner Companies	113,395	149,407
Marketable securities	57,367	88,029
Hedges of marketable securities	6,626	—
Other	319	644

Total assets	$252,320	$313,491

Liabilities and stockholders’ equity
Current liabilities	$4,011	$4,666
Hedges of marketable securities	—	3,653
Non-current liabilities	898	495
Stockholders’ equity	247,411	304,677

Total liabilities and stockholders’ equity	$252,320	$313,491

Parent Company Statements of Operations

	Year Ended December 31,
	2008	2007	2006
	(in thousands)

Revenues	$—	$—	$—
Operating expenses
General and administrative	19,755	21,680	20,874
Impairment related and other	9,058	—	—
Total operating expenses	28,813	21,680	20,874

	(28,813)	(21,680)	(20,874)

Other income (loss), net *	44,277	(37)	42,059
Interest income (expense), net	1,603	4,658	7,086

Income (loss) before income taxes and equity loss	17,067	(17,059)	28,271

Income tax benefit (expense)	330	4,301	40
Equity loss	(40,323)	(17,870)	(12,687)

Net income (loss)	$(22,926)	$(30,628)	$15,624

*	For purposes of parent company reporting, discontinued operations (see Note 7) are included in the “Other income (loss), net” line item.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9. Parent Company Financial Information — (Continued)
Parent Company Statements of Cash Flows

	Year Ended December 31
	2008	2007	2006
	(in thousands)

Operating Activities
Net income (loss)	$(22,926)	$(30,628)	$15,624
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	133	140	138
Impairment related and other	9,058	—	—
Equity-based compensation	6,298	7,173	7,624
Equity loss	40,323	17,870	12,687
Other income (loss)	(44,277)	37	(42,059)
Changes in assets and liabilities, net of effect of acquisitions:
Taxes receivable	4,889	(4,301)	8,020
Prepaid expenses and other assets	(8)	(32)	1,523
Accounts payable	6	(33)	(4,149)
Accrued expenses	(1,480)	(230)	(199)
Other liabilities	403	—	—

Cash used in operating activities	(7,581)	(10,004)	(791)
Investing Activities
Capital expenditures, net	(47)	(63)	(228)
Proceeds from sales of marketable securities	60,233	24	5,554
Proceeds from sales of ownership interests in Partner Companies	3,267	34,925	44,845
Acquisitions of ownership interests in Partner Companies, net	(42,460)	(22,919)	(66,542)
Purchase of short-term investments	—	—	—

Cash provided by (used in) investing activities	20,993	11,967	(16,371)
Financing Activities
Repurchase of senior convertible notes	—	(37,087)	(12,768)
Repayment of loans from employees	—	—	4,624
Share repurchases	(9,329)	—	—

Cash provided by (used in) financing activities	(9,329)	(37,087)	(8,144)

Net increase (decrease) in cash and cash equivalents	4,083	(35,124)	(25,306)
Cash and cash equivalents at beginning at year	69,125	104,249	129,555

Cash and cash equivalents at end of year	$73,208	$69,125	$104,249

10. Stockholders’ Equity
Holders of the Company’s Common Stock are entitled to one vote per share and are entitled to dividends as declared. No cash dividends have been declared to date, and the Company does not intend to pay cash dividends in the foreseeable future.
The Company may establish one or more classes or series of preferred stock. The holders of the preferred stock may be entitled to preferences over common stockholders with respect to dividends, liquidation, dissolution, or winding up of the Company, as established by the Company’s Board of Directors. As of December 31, 2008, 10,000,000 shares of preferred stock were authorized, none of which have been issued.

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
11. Stock Option Plans
As of December 31, 2008, incentive or non-qualified stock options may be granted to Company employees, directors and consultants under the 2005 Omnibus Equity Compensation Plan (the “2005 Equity Plan”), the 1999 Equity Compensation Plan (the “1999 Plan”) or the LGO Corporation 2001 Equity Compensation Plan (f/k/a Logistics.com 2001 Equity Compensation Plan) (the “LGO Plan” and, together with the 2005 Equity Plan and the 1999 Plan, the “Plans”). Generally, the grants vest over a one to five year period and expire eight to ten years after the grant date. At December 31, 2008, the Company had 240,211 shares of Common Stock reserved under the Plans for possible future issuance. Most partner companies also maintain their own stock option plans.
Total equity-based compensation for the years ended December 31, 2008, 2007 and 2006 was $6.8 million, $7.2 million and $7.7 million, respectively. Equity-based compensation for these periods is included primarily in “Selling, General and Administrative” on the Company’s consolidated Statements of Operations. Not included in table below is the expense associated with quarterly Deferred Stock Unit grants to non-management directors in lieu of cash for service. See the subsection entitled “Deferred Stock Units (“DSUs”) below in this Note 11.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11. Stock Option Plans — (Continued)
The following table provides additional information related to the Company’s equity-based compensation ($ in millions):

					Weighted
					Average Years
					Remaining of
				Unrecognized	Stock-Based
	Year Ended			Stock-Based	Compensation
	December 31,			Compensation at	Expense at
	2008	2007	2006	December 31, 2008	December 31, 2008

Stock Appreciation Rights	$4.1	$3.9	$4.2	$4.0	1.1
Stock Options	0.0	0.1	0.5	0.0	0.8
Restricted Stock	1.6	2.3	2.6	0.2	1.4
Deferred Stock Units	0.3	0.3	0.3	0.1	0.2

Equity-Based Compensation	6.0	6.6	7.6	4.3

Equity-Based Compensation for Consolidated Partner Companies:

Restricted Stock	0.8	0.6	0.1	1.6	2.2

	$6.8	$7.2	$7.7	$5.9

Stock Appreciation Rights (“SARs”) and Stock Options Fair Value Assumptions
The following assumptions were used to determine the fair value of stock options and SARs granted to employees by the Company for the three years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Expected volatility	60%	60%	60%
Average expected option life	6.25 years	6.25 years	6.25 years
Risk-free interest rate	3.08%	3.51-5.10%	4.55-5.10%
Dividend yield	0.0%	0.0%	0.0%
The Company estimates the grant date fair value of SARs and stock options using the Black-Scholes option-pricing model, which requires the input of highly subjective assumptions. These assumptions include estimating the expected life of the award and the estimated volatility of our stock price over the expected term. Expected volatility is based on historical volatility of our Common Stock over the period commensurate with the expected term of the stock options. The expected term calculation for stock options granted is based on the “simplified” method described in SAB No. 107, “Share-Based Payment.” The risk-free interest rate is based on the U. S. Treasury yield in effect at the time of grant for an instrument with a maturity that is commensurate with the expected term of the options. Changes in these assumptions as well as a change in the estimated forfeitures of SARs and stock option awards can materially affect the amount of equity-based compensation recognized in the Company’s Consolidated Statements of Operations. Changes in the derived requisite service period can materially affect the amount of equity-based compensation recognized in the Company’s Consolidated Statements of Operations.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11. Stock Option Plans — (Continued)
SARs
In 2006, 2007 and 2008, the Company issued stock appreciation rights SARs to certain employees. Prior to February 28, 2007, the Company granted SARs at a base price equal to the fair market value of its common stock on the grant date, as determined by the most recent closing share price of the Company’s Common Stock prior to the Board of Directors meeting at which the grant was made, as reported on The Nasdaq Stock Market. On February 28, 2007, the Company amended the definition of fair market value in its equity compensation plans to provide that fair market value would be determined for future grants by reference to the closing price of the Company’s Common Stock on the date of grant (or the closing price of the next trading day if there are no trades in the Company’s stock on the date of grant). Each SAR represents the right of the holder to receive, upon exercise of the SAR, shares of Common Stock equal to the amount by which the fair market value of a share of common stock on the date of exercise of the SAR exceeds the base price of the SAR. The SARs primarily vest over four years and were subject to variable accounting from their grant date in 2005 through the Company’s adoption of SFAS No. 123R on January 1, 2006.
Changes in SARs for the year ended December 31, 2008 were as follows:

		Weighted	Weighted
		Average	Average
	SARs	Base Price	Fair Value
Issued at December 31, 2005	3,605,500	$7.34	$4.43

SARs cancelled	(156,771)	$7.34	$4.43
SARs granted	201,450	$9.25	$5.66

Issued at December 31, 2006	3,650,179	$7.45	$4.50

SARs cancelled	(134,064)	$7.34	$4.43
SARs granted	100,000	$11.96	$7.18

Issued at December 31, 2007	3,616,115	$7.58	$4.58

SARs exercised	(67,363)	$7.34	$4.43
SARs cancelled	(782)	$7.34	$4.43
SARs granted	322,400	$8.41	$4.96

Issued at December 31, 2008	3,870,370	$7.65	$4.61

The following table summarizes information about SARs outstanding at December 31, 2008:

			Weighted Average	Aggregate Intrinsic
			Remaining	Value of SARs
			Contractual Life	Outstanding at
	SARs	SARs	of SARs Outstanding	December 31, 2008
Grant Price	Outstanding	Exercisable	(in years)	(in thousands)
$7.34	3,241,520	2,786,055	6.6	$—
$8.41	322,400	—	9.7	$—
$8.14 – $12.01	306,450	186,181	7.8	$—

	3,870,370	2,972,236		$—

At December 31, 2008, the Company expects an additional 898,134 SARs to vest.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11. Stock Option Plans — (Continued)
Stock Options
The fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model. Stock options generally vest over four years.
Changes in stock options for the year ended December 31, 2008 were as follows:

		Weighted	Weighted
		Average	Average
		Grant Date	Grant Date
	Shares	Exercise Price	Fair Value
Outstanding at December 31, 2005	726,887	$37.24	$30.44

Options granted	250	$9.34	$5.74
Options forfeited	(89,683)	$38.01	$35.73

Outstanding at December 31, 2006 and 2007	637,454	$37.13	$29.69
Options granted	500	$7.22	$4.26
Options forfeited	(23,000)	$19.76	$15.70

Outstanding at December 31, 2008	614,954	$36.58	$29.81

At December 31, 2008, 2007 and 2006 there were 613,818, 629,937 and 615,652 options exercisable, respectively, at a weighted average exercise price of $36.64, $37.48 and $38.17 per share, respectively, under the Plans.
The following tables summarize information about stock options outstanding at December 31, 2008:

			Weighted Average
			Remaining	Aggregate Intrinsic
			Contractual Life	Value at
	Shares	Shares	of Shares Outstanding	December 31, 2008
Exercise Price	Outstanding	Vested	(in years)	(in thousands)
$4.59 – $8.00	137,474	136,588	4.3	$86
$8.01 – $12.00	186,233	185,983	4.2	$—
$12.01 – $20.00	104,699	104,699	2.7	$—
$20.01 – $2,210.00	186,548	186,548	1.9	$—

	614,954	613,818		$86

At December 31, 2008, the Company expects an additional 886 shares to vest.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11. Stock Option Plans — (Continued)
Restricted Stock
Changes in restricted stock for the years ended December 31, 2008, 2007 and 2006 are shown in the following table:

		Weighted
		Average Grant
	Shares	Date Fair Value
Issued and unvested, December 31, 2005	1,133,065	$7.15

Granted	49,620	$9.28
Vested	(326,563)	$7.12
Forfeited	(37,500)	$7.34

Issued and unvested, December 31, 2006	818,622	$7.28

Granted	15,000	$12.01
Vested	(311,499)	$7.22
Forfeited	(35,844)	$7.23

Issued and unvested December 31, 2007	486,279	$7.39

Granted	—	$—
Vested	(468,729)	$7.20
Forfeited	(250)	$6.98

Issued and unvested, December 31, 2008	17,300	$10.82

The total aggregate fair value of restricted stock awards that vested and were converted to Common Stock during the years ended December 31, 2008 and 2007 was $3.3 million and $3.8 million, respectively. During the year ended December 31, 2008, 17,320 shares were surrendered for satisfying withholding taxes. At December 31, 2008, the Company expects the 17,300 outstanding restricted shares to vest.
Recipients of restricted stock did not pay any cash consideration to the Company for the shares and have the right to vote all shares subject to the grant and receive all dividends with respect to the shares, whether or not the shares have vested. The 2007 and 2006 restricted stock grants were valued at $0.2 million and $0.5 million, respectively, and are being amortized over the vesting period. There were no restricted stock grants in 2008. The 2007 restricted stock grants vest 25% in 2008 and ratably 25% each November through 2011. The 2006 restricted stock grants primarily vested 33% in 2006 and ratably 33% each November through 2008.
Deferred Stock Units (“DSUs”)
In 2006, 2007 and 2008, each non-management member of the Company’s Board of Directors received DSUs for his service on the Board and its committees under the Company’s Non-Management Director Compensation Plan (the “Director Plan”). DSUs received by directors in conjunction with their service on the Board and its committees vest on the anniversary date of the grant. Also in 2006, 2007 and 2008, the Company issued quarterly compensation payments to each non-management director for his service on the Board and its committees under the Director Plan. The director had the right to elect to receive such payments in whole or in part in the form of DSUs in lieu of cash under the Internet Capital Group, Inc. Director Deferred Stock Unit Program. Through 2007, if directors elected to receive DSUs in conjunction with the quarterly compensation payments, the directors were entitled to the right to receive the number of shares of Common Stock of the Company equal to the fees earned by the director divided by 75% of the fair market value of a share of the Company’s Common Stock as of the date on which the fees would have been paid. Beginning in 2008, the number of shares the directors received was based on their fees earned and 100% of the fair market value of a share of the Company’s common stock as of the date on which the fees would have been paid. The Company recorded expense when these DSUs were issued as they are immediately vested on the grant date.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11. Stock Option Plans — (Continued)
During the years ended December 31, 2008, 2007 and 2006, the Company issued DSUs to the Company’s non-management directors valued at $0.5 million, $0.5 million and $0.6 million, respectively. The expense of $0.3 million, $0.3 million and $0.3 million for the years ended December 31, 2008, 2007 and 2006, respectively, associated with the annual DSU grants is included in equity-based compensation expense. The expense of $0.2 million, $0.6 million and $0.3 million for the years ended December 31, 2008, 2007 and 2006, respectively, associated with the quarterly grants for service, is included in “Selling, General and Administrative” (but is not reflected in summarized Equity-Based Compensation table above) on the Company’s Consolidated Statements of Operations. Changes in DSUs for the year ended December 31, 2008 are shown in the following table:

		Weighted Average Grant
	DSUs	Date Fair Value
Issued and unvested, December 31, 2005	74,062	$7.34

Granted	56,494	$9.08
Vested	(109,056)	$7.87

Issued and unvested, December 31, 2006	21,500	$9.20

Granted	74,375	$11.33
Vested	(64,375)	$11.43

Issued and unvested, December 31, 2007	31,500	$11.37

Granted	36,000	$8.70
Vested	(31,500)	$11.37

Issued and unvested, December 31, 2008	36,000	$8.70

Consolidated Partner Companies
The Company’s consolidated partner companies recorded $0.8 million, $0.6 million and $0.1 million of compensation expense related to stock-based awards during the year ended December 31, 2008, 2007 and 2006, respectively.
In December 2007 and 2006, ICG Commerce exchanged its employee stock options for restricted stock and granted restricted stock to its new Chief Executive Officer. The total fair value associated with these activities was $0.6 million in 2007 and $2.3 million in 2006.
At December 31, 2008, the total unrecognized compensation cost related to non-vested stock-based awards granted under the consolidated partner companies’ plans was $1.6 million. That cost is expected to be recognized over a weighted-average period of 2.2 years.
Other
In 1999 and 2000, the Company made loans to employees to pay the exercise price and income taxes that became due in connection with stock option exercises of certain employees. The balance of these loans matured in 2005 and 2006, at which time the Company foreclosed on the approximately 787,000 shares of the Company’s Common Stock securing these loans. The foreclosures are reflected as “Repurchase of common stock from current and former employees” on the Company’s Consolidated Statements of Stockholders’ Equity.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12. Income Taxes
Total income tax expense (benefit) was allocated as follows:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Income tax expense (benefit) from continuing operations:

Federal taxes	$(147)	$(4,252)	$(40)
State taxes	53	—	—
Foreign taxes	451	260	—

Total	$357	$(3,992)	$(40)

The provision for income tax expense (benefit) consists of:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Current	$357	$(3,992)	$(40)
Deferred	—	—	—

Total	$357	$(3,992)	$(40)

At December 31, 2008, the Company had federal net operating loss carry forwards of approximately $500.9 million that may be used to offset future taxable income. The Company also had capital loss carry forwards of approximately $366.5 million that may be used to offset future capital gains. The net operating loss and capital loss carry forwards, as well as certain other deferred tax assets, are subject to significant limitations on their utilization. The annual limitation on the utilization of these carry forwards is approximately $14.5 million. The net operating loss carry forwards expire between 2015 and 2024, and the capital loss carry forwards expire between 2009 and 2013. The 2008 capital loss carry forward expirations was approximately $159.0 million, which was partially offset by the 2008 capital loss carry forward originations of $72.5 million. Additional limitations on the utilization of these carry forwards may be imposed if the Company experiences another change in ownership.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12. Income Taxes — (Continued)
A valuation allowance has been provided for the Company’s net deferred tax asset as the Company believes, after evaluating all positive and negative evidence, historical and prospective, that it is more likely than not that these benefits will not be realized. The valuation allowance decreased $34.7 million in 2008.
The Company’s net deferred tax asset (liability) consists of the following:

	As of December 31,
	2008	2007
	(in thousands)
Net operating loss carry forward	$184,724	$184,084
Capital loss carry forward	128,279	163,433
Other comprehensive income	(18,971)	(29,703)
Reserves and accruals	2,134	1,693
Stock-based compensation expense	6,991	5,119
Other, net	744	629
Partner Company basis difference	138,199	151,503
Valuation allowance	(442,100)	(476,758)

Net deferred tax asset (liability)	$—	$—

The effective tax rate differs from the federal statutory rate as follows:

	Year ended December 31,
	2008	2007	2006
Tax expense (benefit) at statutory rate	(35.0)%	(35.0)%	35.0%
Foreign and state taxes	2.1%	—	—
Non-deductible expenses and other	1.2%	10.9%	5.1%
Valuation allowance	33.2%	12.9%	(40.4)%

	1.5%	(11.2)%	(0.3)%

13. Related Parties
During 2004, the Company entered into a consulting arrangement with an individual who served on the Company’s Board of Directors from 2001 to 2007. The Company expensed $0.2 million and $0.8 million for the years ended December 31, 2007 and 2006, respectively, related to this consulting arrangement, which is reflected in “Selling, General and Administrative” on the Company’s Consolidated Statements of Operations. At December 31, 2007 and 2006, $0.1 million and $0.5 million, respectively, are included in “Accrued expenses” on the Company’s Consolidated Balance Sheets. The Company also expensed equity-based compensation of $0.3 million and $0.6 million in 2007 and 2006, respectively, related to this consulting arrangement.
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

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
14. Other Supplemental Non-Cash Financing and Investing Activities
The Company paid interest in 2008, 2007 and 2006 of $0.3 million, $0.5 million and $1.6 million, respectively.
The Company received a tax refund of $4.9 million in 2008 related to its 2005 tax return. The Company paid an estimated tax of $0.3 million in 2006 and received a tax refund of $8.1 million in 2006 related to its 2005 tax return.
15. Other Income (Loss)
Other Income (Loss), net
Other income (loss), net consists of the effect of transactions and other events relating to the Company’s ownership interests in its partner companies and its operations in general.

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Sales/distributions of ownership interests in Partner Companies (Note 3)	$38,007	$9,786	$31,034
Losses on debt extinguishment (Note 5)	—	(10,833)	(2,490)
Unrealized gain (loss) on mark-to-market of hedges (Note 4)	10,204	(3,651)	—
Realized gains (losses) on marketable securities	634	23	5,484
Impairments of cost method Partner Companies	(4,735)	—	—
Other	167	4,437	785

	$44,277	$(238)	$34,813
Total other income (loss) for Consolidated Partner Companies	(1,052)	71	(208)

	$43,225	$(167)	$34,605

During the year ended December 31, 2008, the Company concluded that the carrying value of several cost method companies would not be recoverable and recorded impairments totaling $4.7 million to reduce the Company’s carrying value of these cost method companies. During 2007 and 2006, the Company reversed a $3.0 million accrual and a $1.0 million accrual, respectively, related to costs directly associated with the acquisition of partner company ownership interests in 2001 and 2000, respectively, as the statute of limitations with respect to such matters has expired. At December 31, 2007, there are no remaining accruals for acquisition-related fees.
During the year ended December 31, 2008, the Company sold shares of ICE (See Note 3). During the year ended December 31, 2006, the Company sold shares of Traffic.com, Inc. (“Traffic.com”). The Company recorded gains of $0.6 million and $5.0 million on the ICE and Traffic.com sales, respectively, which are reflected in “Other income (loss), net” in the Company’s Consolidated Statements of Operations for the years ended December 31, 2008 and 2006, respectively.
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

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
16. Commitments and Contingencies — (Continued)
The Company and its consolidated partner companies lease their facilities under operating lease agreements expiring 2009 through 2013 and thereafter. Future minimum lease payments as of December 31, 2008 under the leases are as follows (in thousands):

2009	$2,224
2010	$1,955
2011	$1,748
2012	$1,274
2013	$1,044
Thereafter	$3,919
Rent expense under the non-cancelable operating leases was $1.9 million in 2008, $1.5 million in 2007 and $1.8 million in 2006.
As of December 31, 2008, the Company had committed to fund approximately $1.4 million to GoIndustry for a debt financing round that occurred in January.
Some of the Company’s partner companies are not presumed by the SEC to be controlled by the Company. Increases in the value of the Company’s interests in non-controlled partner companies and changes in income or loss and revenue attributable to them could result in the Company’s inability to comply with the order exempting it from registering under the Investment Company Act unless it takes action to come into compliance with the order. The Company believes it can take actions to maintain compliance with its exemptive order that will not adversely affect its operations or stockholder value.
17. Net Income (Loss) per Share
The calculations of net income (loss) per share were:

	Year Ended December 31,
	2008	2007	2006
	(in thousands, except shares and per share data)
Basic and Diluted:
Income (loss) from continuing operations	$(22,926)	$(31,623)	$7,335
Income (loss) on discontinued operations	—	995	8,289

Net income (loss)	$(22,926)	$(30,628)	$15,624

Basic:
Income (loss) from continuing operations per share	$(0.60)	$(0.83)	$0.20
Income (loss) on discontinued operations per share	—	0.02	0.22

Net income (loss) per share	$(0.60)	$(0.81)	$0.42

Diluted:
Income (loss) from continuing operations per share	$(0.60)	$(0.83)	$0.19
Income (loss) on discontinued operations per share	—	0.02	0.22

Net income (loss) per share	$(0.60)	$(0.81)	$0.41

Basic weighted average common shares outstanding	38,105,583	37,915,626	37,569,795

Incremental Diluted Shares Impact:
Stock options	—	—	52,245
Restricted stock	—	—	460,550
Warrants	—	—	4,352
DSUs	—	—	15,662
SARs	—	—	3,618
Convertible debt	—	—	—

Diluted weighted average common shares outstanding	38,105,583	37,915,626	38,106,222

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
17. Net Income (Loss) per Share — (Continued)
The following potentially dilutive securities were not included in the computation of diluted net loss per share, as their effect would have been anti-dilutive:

		Weighted Average
	Shares	Price per Share

Year ended December 31, 2008
Stock options	614,954	$36.58
SARs	3,870,370	$7.65
Restricted stock	17,300	$10.82
DSUs	36,000	$8.70

Year Ended December 31, 2007
Stock options	637,454	$37.13
SARs	3,616,115	$7.58
Restricted stock	486,279	$7.39
DSUs	31,500	$11.37
Warrants	12,500	$6.00

Year Ended December 31, 2006
Stock options	381,997	$57.31
Stock options (exercised with partial recourse loans)	508,028	$41.70
SARs	3,483,124	$7.42
Senior convertible notes	3,337,705	$9.11
Warrants	3,150	$100.00
18. Share Repurchase Program
On July 31, 2008, the Company announced the approval by its Board of Directors of a share repurchase program under which the Company could repurchase, from time to time, up to $20 million of shares of Common Stock in the open market, in privately negotiated transactions or pursuant to trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act. In the fourth quarter of 2008, the Board of Directors approved a $5 million expansion of this program, allowing the Company to repurchase up to $25 million of shares of Common Stock. During the year ended December 31, 2008, the Company repurchased a total of 1,948,158 shares of Common Stock at an average purchase price of $4.75 per share. These repurchases are reflected in “Treasury stock, at cost” as a reduction of Stockholders’ Equity on the Company’s Consolidated Balance Sheet in the relevant period. As of the date of the filing of this Report, the Company has repurchased 2,040,400 shares of Common Stock for approximately $9.6 million. See the subsection of Part II, Item 5 entitled “Issuer Purchases of Equity Securities” for more information regarding the repurchases of Company Common Stock that occurred during the year ended December 31, 2008 and through the date of the filing of this Report.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
19. Selected Quarterly Financial Information (Unaudited)
The following table sets forth selected quarterly consolidated financial information for the years ended December 31, 2008 and 2007. The operating results for any given quarter are not necessarily indicative of results for any future period.

	Fiscal 2008 Quarter Ended				Fiscal 2007 Quarter Ended
	Mar.31	Jun.30	Sep.30	Dec.31	Mar.31	Jun.30	Sep.30	Dec.31
	(in thousands, except per share data)
Revenues	$16,022	$17,581	$17,104	$20,474	$11,782	$12,520	$14,559	$14,062
Operating Expenses
Cost of revenue	11,371	11,575	11,687	11,767	9,025	10,381	10,029	10,088
Selling, general & administrative	8,662	9,830	8,336	9,337	9,115	7,756	8,342	7,568
Research and development	1,465	2,771	3,112	2,864	1,568	1,562	1,532	1,371
Impairment related and other	75	117	197	9,663	52	54	37	45

	(5,551)	(6,712)	(6,228)	(13,157)	(7,978)	(7,233)	(5,381)	(5,010)

Other income (loss), net	5,847	(359)	34,368	3,369	(11,869)	3,678	1,646	6,378
Interest income	829	404	317	298	1,478	1,148	1,462	1,250
Interest expense	(13)	(64)	(129)	(128)	(246)	(22)	(19)	(13)

Income (loss) before minority interest and equity loss	1,112	(6,731)	28,328	(9,618)	(18,615)	(2,429)	(2,292)	2,605
Income tax (expense) benefit	(54)	(239)	224	(288)	2,148	494	794	556
Minority interest	(530)	(584)	(34)	(812)	388	(19)	(487)	(351)
Equity loss	(7,081)	(4,741)	(6,020)	(15,860)	(3,516)	(1,806)	(3,070)	(6,023)

Income (loss) from continuing operations	$(6,553)	(12,295)	22,498	(26,578)	(19,595)	(3,760)	(5,055)	(3,213)
Income (loss) on discontinued operations	—	—	—	—	—	(220)	1,024	191

Net income (loss)	$(6,553)	$(12,295)	$22,498	$(26,578)	$(19,595)	$(3,980)	$(4,031)	$(3,022)

Basic income (loss) per share (1)
Income (loss) from continuing operations	$(0.17)	$(0.32)	$0.59	$(0.71)	$(0.52)	$(0.10)	$(0.14)	$(0.08)
Discontinued operations	—	—	—	—	—	(0.01)	0.03	0.0

	$(0.17)	$(0.32)	$0.59	$(0.71)	$(0.52)	$(0.11)	$(0.11)	$(0.08)

Shares used in computation of basic income (loss) per share (1)	38,221	38,383	38,437	37,386	37,803	37,846	37,925	38,086

Diluted income (loss) per share (1)
Income (loss) from continuing operations	$(0.17)	$(0.32)	$0.58	$(0.71)	$(0.52)	$(0.10)	$(0.14)	$(0.08)
Discontinued operations	—	—	—	—	—	(0.01)	0.03	0.0

	$(0.17)	$(0.32)	$0.58	$(0.71)	$(0.52)	$(0.11)	$(0.11)	$(0.08)

Shares used in computation of diluted income (loss) per share (1)	38,221	38,383	38,784	37,386	37,803	37,846	37,925	38,086

(1)	The sum of quarterly income (loss) per share differs from the full year amount due to changes in the number of shares outstanding during the year.
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
Management’s Report on Internal Control Over Financial Reporting
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements for external purposes in accordance with generally accepted accounting principles, (iii) provide reasonable assurance that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and (iv) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
The management of Internet Capital Group, Inc. evaluated the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of its internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Board of Directors. Based on this assessment, as of December 31, 2008, the company’s internal control over financial reporting was effective based on those criteria.
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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Internet Capital Group, Inc.:
We have audited Internet Capital Group, Inc. and subsidiaries (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Internet Capital Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Internet Capital Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Internet Capital Group, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 16, 2009 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP

Philadelphia, Pennsylvania
March 16, 2009

ITEM 9B. Other Information
None

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
We incorporate by reference the information contained under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Executive Officers” and “Corporate Governance” in our Definitive Proxy Statement for our 2009 annual meeting of stockholders to be filed within 120 days after the end of the year covered by this Report pursuant to Regulation 14A under the Exchange Act.
We have adopted a written code of business conduct and ethics, known as our Corporate Code of Conduct, which applies to all of our directors, officers and employees, including our principal executive officer and our principal financial and accounting officer. Our Corporate Code of Conduct is available on our internet website, www.internetcapital.com. Any amendments to our Corporate Code of Conduct or waivers from the provisions of the Corporate Code of Conduct for our principal executive officer or our principal financial and accounting officer will be disclosed on our internet website in accordance with applicable SEC and stock exchange rules.
ITEM 11. Executive Compensation
We incorporate by reference the information contained under the caption “Executive Compensation” in our Definitive Proxy Statement for our 2009 annual meeting of stockholders to be filed within 120 days after the end of the year covered by this Report pursuant to Regulation 14A under the Exchange Act.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We incorporate by reference the information contained under the caption “Security Ownership of Certain Beneficial Owners and Directors and Officers” in our Definitive Proxy Statement for our 2009 annual meeting of stockholders to be filed within 120 days after the end of the year covered by this Report pursuant to Regulation 14A under the Exchange Act.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
We incorporate by reference the information contained under the caption “Certain Relationships and Related Transactions” in our Definitive Proxy Statement for our 2009 annual meeting of stockholders to be filed within 120 days after the end of the year covered by this Report pursuant to Regulation 14A under the Exchange Act.
ITEM 14. Principal Accountant Fees and Services
We incorporate by reference the information contained under the caption “Ratification of Appointment of Independent Registered Public Accountant” in our Definitive Proxy Statement for our 2009 annual meeting of stockholders to be filed within 120 days after the end of the year covered by this Report pursuant to Regulation 14A under the Exchange Act.

PART IV
ITEM 15. Exhibits and Financial Statement Schedules
1. Consolidated Financial Statements
The Consolidated Financial Statements and related Notes thereto as set forth under Item 8 of this Report are incorporated herein by reference.
The audited financial statements of StarCite, Inc. and GoIndustry DoveBid plc, which are accounted for under the equity method were not available as of the date of this annual report on Form 10-K. In accordance with Rule 3-09 of Regulation S-X, we expect to file those financial statements by amendment to this Annual Report on Form 10-K within 90 days and 180 days, respectively, after the end of the Company’s fiscal year.
2. Financial Statement Schedule
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Internet Capital Group, Inc.:
Under date of March 16, 2009, we reported on the consolidated balance sheets of Internet Capital Group, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. The consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits.
In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ KPMG LLP
Philadelphia, Pennsylvania
March 16, 2009
The following financial statement schedule of Internet Capital Group, Inc. for each of the years ended December 31, 2008, 2007 and 2006 should be read in conjunction with our Consolidated Financial Statements and related Notes thereto.
INTERNET CAPITAL GROUP
SCHEDULE II —VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2006, 2007 and 2008
(in thousands)

	Balance at the	Charged to				Balance at the
	beginning of	costs and				end of
	the year	expenses		Write-offs		the year
Allowance for Doubtful Accounts:
December 31, 2006	$599	$641		$(1,103	) (a)	$137
December 31, 2007	$137	$(45)		$(48)		$44
December 31, 2008	$44	$750	(b)	(73)		$721

(a)	Reserve of $656 was eliminated upon deconsolidation of partner company during 2006.

(b)	Reserve of $411 was established upon acquisition of partner company during 2008.

3. List of Exhibits
The following is a list of exhibits required by Item 601 of Regulation S-K filed as part of this Report. Where so indicated, exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

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
10.3
Internet Capital Group, Inc. Amended and Restated Non-Management Director Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed March 5, 2007 (File No. 001-16249)).

10.4
Internet Capital Group, Inc. Amended and Restated Director Deferred Stock Unit Program (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed December 18, 2008 (File No. 001-16249)).

10.5.1
Logistics.com, Inc. 2001 Equity Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed March 31, 2003 (File No. 001-16249)).

10.5.2
Amendment No. 1 to the Logistics.com, Inc. 2001 Equity Compensation Plan (incorporated by reference to Exhibit 10.3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed March 31, 2003 (File No. 001-16249)).

10.6	Internet Capital Group 2008 Performance Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed March 5, 2008 (File No. 001-16249)).

10.7	Internet Capital Group 2009 Performance Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 4, 2009 (File No. 001-16249)).

10.8
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
10.15
Form of Internet Capital Group, Inc. Stock Appreciation Rights Certificate (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed July 28, 2005 (File No. 001-16249)).

10.16.1
Employment Agreement, dated February 28, 2007, by and among Internet Capital Group Operations, Inc., Internet Capital Group, Inc. and Walter W. Buckley, III (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 5, 2007 (File No. 001-16249)).

10.16.2
Amendment 2008-1 to the Employment Agreement, dated as of December 18, 2008, by and between Internet Capital Group Operations, Inc. and Walter W. Buckley, III (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed December 18, 2008 (File No. 001-16249)).

10.17
Letter Agreement, dated December 18, 2008, by and between Internet Capital Group and R. Kirk Morgan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed December 18, 2008 (File No. 001-16249)).

10.18.1
Employment Agreement, dated April 18, 2007, by and between Internet Capital Group and Douglas A. Alexander (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 18, 2007 (File No. 001-16249)).

10.18.2
Amendment 2008-1 to the Employment Agreement, dated as of December 18, 2008, by and between Internet Capital Group Operations, Inc. and Douglas A. Alexander (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed December 18, 2008 (File No. 001-16249)).

10.19	Form of Restrictive Covenant Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed July 28, 2005 (File No. 001-16249)).

10.20.1
Letter of Credit Agreement, dated as of September 30, 2002, by and between Comerica Bank-California and Internet Capital Group, Inc., ICG Holdings, Inc. and Internet Capital Group Operations, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed November 14, 2002 (File No. 001-16249)).

10.20.2
First Amendment to Letter of Credit Agreement, dated as of October 20, 2003, by and between Comerica Bank, Internet Capital Group, Inc., ICG Holdings, Inc. and Internet Capital Group Operations, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed November 14, 2003 (File No. 001-16249)).

10.20.3
Second Amendment to Letter of Credit Agreement, dated as of December 15, 2004, by and between Comerica Bank, Internet Capital Group, Inc., ICG Holdings, Inc. and Internet Capital Group Operations, Inc. (incorporated by reference to Exhibit 10.14.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 16, 2005 (File No. 001-16249)).

Exhibit Number	Document
10.20.4
Third Amendment to Letter of Credit Agreement, dated as of December 15, 2005, by and between Comerica Bank, Internet Capital Group, Inc., ICG Holdings, Inc. and Internet Capital Group Operations, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 15, 2005 (File No. 001-16249)).

10.20.5
Fourth Amendment to Letter of Credit Agreement, dated as of December 5, 2006, by and between Comerica Bank, Internet Capital Group, Inc., ICG Holdings, Inc. and Internet Capital Group Operations, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 19, 2006 (File No. 001-16249)).

10.20.6
Fifth Amendment to Letter of Credit Agreement, dated as of December 7, 2007, by and between Comerica Bank, Internet Capital Group, Inc., ICG Holdings, Inc. and Internet Capital Group Operations, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 13, 2007 (File No. 001-16249)).

10.20.7
Sixth Amendment to Letter of Credit Agreement, dated as of December 13, 2008, by and between Comerica Bank, Internet Capital Group, Inc., ICG Holdings, Inc. and Internet Capital Group Operations, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current report on Form 8-K, filed December 18, 2008 (File No. 001-16249)).

10.21
Note Purchase Agreement, dated February 12, 2007, by and between Mason Capital Management, LLC (and its affiliates and advisory clients named therein) and Internet Capital Group, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, filed February 12, 2007 (File No. 001-16249)).

10.22
Note Purchase Agreement, dated February 12, 2007, by and between Sonoma Capital, LP and Internet Capital Group, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, filed February 12, 2007 (File No. 001-16249)).

10.23
Letter Agreement, dated December 16, 2005, by and between ICG Holdings, Inc. and Credit Suisse First Boston Capital LLC (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 15, 2006 (File No. 001-16249)).

10.24
Form of Loan Agreements, each dated as of May 8, 2008, by and between ICG Holdings, Inc. and Credit Suisse Capital LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed May 12, 2008 (File No. 001-16249)).

10.25
Form of Promissory Note by ICG Holdings, Inc. in favor of Credit Suisse Capital LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed May 12, 2008 (File No. 001-16249)).

10.26.1
Agreement of Lease, dated June 30, 2003, between FV Office Partners, L.P. and Internet Capital Group Operations, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed August 14, 2003 (File No. 001-16249)).

Exhibit Number	Document
10.26.2
First Amendment to Lease, dated November 20, 2003, between FV Office Partners, L.P. and Internet Capital Group Operations, Inc. (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004 (File No. 001-16249)).

10.26.3
Second Amendment to Lease, dated August 21, 2006, by and between Chesterbrook Partners, L.P. (as successor-in-interest to FV Partners, L.P.) and Internet Capital Group Operations, Inc. (incorporated by reference to Exhibit 10.33.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed March 16, 2007 (File No. 001.16249)).

10.27
Form of Agreement of Limited Partnership for Internet Capital Group, Inc. Carried Interest Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current report on Form 8-K, filed December 13, 2007 (File No. 001-16249)).

10.28	Form of Limited Partnership Interest Grant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed December 13, 2007 (File No. 001-16249)).

Exhibit Number	Document
11.1
Statement Regarding Computation of Per Share Earnings (included herein at Note 2-“Significant Accounting Policies” in the subsection “Net Income (Loss) Per Share” to the Consolidated Financial Statements and Note 17-“Net Income (Loss) Per Share” to the Consolidated Financial Statements).

14.1	Internet Capital Group Corporate Code of Conduct (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed March 4, 2009 (File No. 001-16249)).

21.1	Subsidiaries of Internet Capital Group, Inc. (filed herewith).

23.1	Consent of KPMG LLP (filed herewith).

23.2	Consent of Grant Thornton LLP/Metastorm Inc. (filed herewith).

31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	Consolidated Financial Statements of Metastorm Inc. (filed herewith).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Security Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2009	INTERNET CAPITAL GROUP, INC.
	By:	/s/ R. KIRK MORGAN
		Name:	R. Kirk Morgan
		Title:	Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated, and on the date set forth above.

Signature	Title

/s/ WALTER W. BUCKLEY, III Walter W. Buckley, III	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ R. KIRK MORGAN R. Kirk Morgan	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ DAVID J. BERKMAN David J. Berkman	Director

/s/ THOMAS A. DECKER Thomas A. Decker	Director

/s/ DAVID K. DOWNES David K. Downes	Director

/s/ THOMAS P. GERRITY Thomas P. Gerrity	Director

/s/ MICHAEL J. HAGAN Michael J. Hagan	Director

/s/ ROBERT E. KEITH, JR. Robert E. Keith, Jr.	Director

/s/ WARREN V. MUSSER Warren V. Musser	Director

/s/ PHILIP J. RINGO Philip J. Ringo	Director

EXHIBIT INDEX

Exhibit Number	Document
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
10.3
Internet Capital Group, Inc. Amended and Restated Non-Management Director Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed March 5, 2007 (File No. 001-16249)).

10.4
Internet Capital Group, Inc. Amended and Restated Director Deferred Stock Unit Program (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed December 18, 2008 (File No. 001-16249)).

10.5.1
Logistics.com, Inc. 2001 Equity Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed March 31, 2003 (File No. 001-16249)).

10.5.2
Amendment No. 1 to the Logistics.com, Inc. 2001 Equity Compensation Plan (incorporated by reference to Exhibit 10.3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed March 31, 2003 (File No. 001-16249)).

10.6	Internet Capital Group 2008 Performance Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed March 5, 2008 (File No. 001-16249)).

10.7	Internet Capital Group 2009 Performance Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 4, 2009 (File No. 001-16249)).

10.8
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
10.15
Form of Internet Capital Group, Inc. Stock Appreciation Rights Certificate (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed July 28, 2005 (File No. 001-16249)).

10.16.1
Employment Agreement, dated February 28, 2007, by and among Internet Capital Group Operations, Inc., Internet Capital Group, Inc. and Walter W. Buckley, III (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 5, 2007 (File No. 001-16249)).

10.16.2
Amendment 2008-1 to the Employment Agreement, dated as of December 18, 2008, by and between Internet Capital Group Operations, Inc. and Walter W. Buckley, III (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed December 18, 2008 (File No. 001-16249)).

10.17
Letter Agreement, dated December 18, 2008, by and between Internet Capital Group and R. Kirk Morgan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed December 18, 2008 (File No. 001-16249)).

10.18.1
Employment Agreement, dated April 18, 2007, by and between Internet Capital Group and Douglas A. Alexander (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 18, 2007 (File No. 001-16249)).

10.18.2
Amendment 2008-1 to the Employment Agreement, dated as of December 18, 2008, by and between Internet Capital Group Operations, Inc. and Douglas A. Alexander (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed December 18, 2008 (File No. 001-16249)).

10.19	Form of Restrictive Covenant Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed July 28, 2005 (File No. 001-16249)).

10.20.1
Letter of Credit Agreement, dated as of September 30, 2002, by and between Comerica Bank-California and Internet Capital Group, Inc., ICG Holdings, Inc. and Internet Capital Group Operations, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed November 14, 2002 (File No. 001-16249)).

10.20.2
First Amendment to Letter of Credit Agreement, dated as of October 20, 2003, by and between Comerica Bank, Internet Capital Group, Inc., ICG Holdings, Inc. and Internet Capital Group Operations, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed November 14, 2003 (File No. 001-16249)).

10.20.3
Second Amendment to Letter of Credit Agreement, dated as of December 15, 2004, by and between Comerica Bank, Internet Capital Group, Inc., ICG Holdings, Inc. and Internet Capital Group Operations, Inc. (incorporated by reference to Exhibit 10.14.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 16, 2005 (File No. 001-16249)).

Exhibit Number	Document
10.20.4
Third Amendment to Letter of Credit Agreement, dated as of December 15, 2005, by and between Comerica Bank, Internet Capital Group, Inc., ICG Holdings, Inc. and Internet Capital Group Operations, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 15, 2005 (File No. 001-16249)).

10.20.5
Fourth Amendment to Letter of Credit Agreement, dated as of December 5, 2006, by and between Comerica Bank, Internet Capital Group, Inc., ICG Holdings, Inc. and Internet Capital Group Operations, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 19, 2006 (File No. 001-16249)).

10.20.6
Fifth Amendment to Letter of Credit Agreement, dated as of December 7, 2007, by and between Comerica Bank, Internet Capital Group, Inc., ICG Holdings, Inc. and Internet Capital Group Operations, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 13, 2007 (File No. 001-16249)).

10.20.7
Sixth Amendment to Letter of Credit Agreement, dated as of December 13, 2008, by and between Comerica Bank, Internet Capital Group, Inc., ICG Holdings, Inc. and Internet Capital Group Operations, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current report on Form 8-K, filed December 18, 2008 (File No. 001-16249)).

10.21
Note Purchase Agreement, dated February 12, 2007, by and between Mason Capital Management, LLC (and its affiliates and advisory clients named therein) and Internet Capital Group, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, filed February 12, 2007 (File No. 001-16249)).

10.22
Note Purchase Agreement, dated February 12, 2007, by and between Sonoma Capital, LP and Internet Capital Group, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, filed February 12, 2007 (File No. 001-16249)).

10.23
Letter Agreement, dated December 16, 2005, by and between ICG Holdings, Inc. and Credit Suisse First Boston Capital LLC (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 15, 2006 (File No. 001-16249)).

10.24
Form of Loan Agreements, each dated as of May 8, 2008, by and between ICG Holdings, Inc. and Credit Suisse Capital LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed May 12, 2008 (File No. 001-16249)).

10.25
Form of Promissory Note by ICG Holdings, Inc. in favor of Credit Suisse Capital LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed May 12, 2008 (File No. 001-16249)).

10.26.1
Agreement of Lease, dated June 30, 2003, between FV Office Partners, L.P. and Internet Capital Group Operations, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed August 14, 2003 (File No. 001-16249)).

Exhibit Number	Document
10.26.2
First Amendment to Lease, dated November 20, 2003, between FV Office Partners, L.P. and Internet Capital Group Operations, Inc. (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004 (File No. 001-16249)).

10.26.3
Second Amendment to Lease, dated August 21, 2006, by and between Chesterbrook Partners, L.P. (as successor-in-interest to FV Partners, L.P.) and Internet Capital Group Operations, Inc. (incorporated by reference to Exhibit 10.33.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed March 16, 2007 (File No. 001.16249)).

10.27
Form of Agreement of Limited Partnership for Internet Capital Group, Inc. Carried Interest long-term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current report on Form 8-K, filed December 13,2 007 (File No. 001-16249)).

10.28	Form of Limited Partnership Interest Grant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed December 13, 2007 (File No. 001-16249)).

Exhibit Number	Document
11.1
Statement Regarding Computation of Per Share Earnings (included herein at Note 2-“Significant Accounting Policies” in the subsection “Net Income (Loss) Per Share” to the Consolidated Financial Statements and Note 17-“Net Income (Loss) Per Share” to the Consolidated Financial Statements).

14.1	Internet Capital Group Corporate Code of Conduct (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed March 4, 2009 (File No. 001-16249)).

21.1	Subsidiaries of Internet Capital Group, Inc. (filed herewith).

23.1	Consent of KPMG LLP (filed herewith).

23.2	Consent of Grant Thornton LLP/Metastorm Inc. (filed herewith).

31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	Consolidated Financial Statements of Metastorm Inc. (filed herewith).