Form 10-K/A
period 2008-12-31
INTERNET CAPITAL GROUP INC
filed 2009-03-31
CIK 1085621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1
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

EXPLANATORY NOTE REGARDING THIS FORM 10-K/A
In accordance with Exchange Act Rule 12b-15, Internet Capital Group, Inc. (the “Registrant”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2008, which was initially filed with the Securities and Exchange Commission on March 16, 2009 (the “Original Filing”), to include audited financial statements of StarCite, Inc. (“StarCite”), a subsidiary of the Registrant accounted for under the equity method, with respect to the years ended December 31, 2007 and 2008 that were not available at the time of the Original Filing, along with related materials. StarCite was a consolidated subsidiary for the year ended December 31, 2006.
This Amendment No. 1 amends Part IV, Item 15, “Exhibits and Financial Statement Schedules,” to reflect (1) the inclusion of the consolidated financial statements of StarCite as Exhibit 99.2 hereto, (2) the inclusion of the Consent of KPMG LLP regarding the consolidated financial statements of StarCite as Exhibit 23.3 hereto and (3) the inclusion of updated certifications from the Registrant’s principal executive officer and principal financial officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended. This Form 10-K/A restates the Original Filing in its entirety by presenting the relevant text of these amended items, as amended.
Except for the amended information referred to above, this Form 10-K/A continues to describe conditions as of the date of the Original Filing, and the Registrant has not modified or updated any other disclosures presented in the Original Filing. Accordingly, except as specifically referenced herein, this Amendment No. 1 does not restate the Registrant’s financial statements previously filed in the Original Filing, does not reflect events occurring after the filing of the Original Filing and does not modify or update those disclosures in the Original Filing affected by subsequent events. Information not affected by this Amendment No. 1 is unchanged and reflects the disclosures made at the time of the Original Filing on March 16, 2009.
INTERNET CAPITAL GROUP, INC.
FORM 10-K/A
DECEMBER 31, 2008
INDEX

Forward-Looking Statements
Forward-looking statements made with respect to our financial condition and results of operations and business in this Annual Report on Form 10-K/A (this “Report”) and those made from time to time by us through our senior management are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on our current expectations and projections about future events but are subject to known and unknown risks, uncertainties and assumptions about us and our partner companies that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.
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

ITEM 8. Financial Statements and Supplementary Data
The following Consolidated Financial Statements, and the related Notes thereto, of Internet Capital Group, Inc. and the Report of Independent Registered Public Accounting Firm are filed as a part of this Annual Report on Form 10-K/A.

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
The audited financial statements of GoIndustry DoveBid plc, which is accounted for under the equity method were not available as of the date of this Report. In accordance with Rule 3-09 of Regulation S-X, we expect to file those financial statements by amendment to this Report within 180 days after the end of the Company’s fiscal year.
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
11.1
Statement Regarding Computation of Per Share Earnings (included herein at Note 2-“Significant Accounting Policies” in the subsection “Net Income (Loss) Per Share” to the Consolidated Financial Statements and Note 17-“Net Income (Loss) Per Share” to the Consolidated Financial Statements).**

14.1	Internet Capital Group Corporate Code of Conduct (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed March 4, 2009 (File No. 001-16249)).

21.1	Subsidiaries of Internet Capital Group, Inc.**

23.1	Consent of KPMG LLP.**

23.2	Consent of Grant Thornton LLP/Metastorm Inc.**

23.3	Consent of KPMG LLP/StarCite, Inc.*

31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Consolidated Financial Statements of Metastorm Inc.**

99.2	Consolidated Financial Statements of StarCite, Inc.*

*	Filed herewith

**	Filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (filed on March 16, 2009)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Security Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2009	INTERNET CAPITAL GROUP, INC.
	By:	/s/ R. KIRK MORGAN
		Name:	R. Kirk Morgan
		Title:	Chief Financial Officer
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
11.1
Statement Regarding Computation of Per Share Earnings (included herein at Note 2-“Significant Accounting Policies” in the subsection “Net Income (Loss) Per Share” to the Consolidated Financial Statements and Note 17-“Net Income (Loss) Per Share” to the Consolidated Financial Statements).**

14.1	Internet Capital Group Corporate Code of Conduct (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed March 4, 2009 (File No. 001-16249)).

21.1	Subsidiaries of Internet Capital Group, Inc.**

23.1	Consent of KPMG LLP.**

23.2	Consent of Grant Thornton LLP/Metastorm Inc.**

23.3	Consent of KPMG LLP/StarCite, Inc.*

31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Consolidated Financial Statements of Metastorm Inc.**

99.2	Consolidated Financial Statements of StarCite, Inc.*

*	Filed herewith

**	Filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (filed on March 16, 2009)