Form 10-Q
period 2009-03-31
INTERNET CAPITAL GROUP INC
filed 2009-05-11
CIK 1085621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended March 31, 2009.
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Company’s Common Stock, $0.001 par value per share, outstanding as of April 30, 2009 was 36,718,871 shares.

INTERNET CAPITAL GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
Although we refer in this Quarterly Report on Form 10-Q (this “Report”) to companies in which we have acquired a convertible debt or an equity ownership interest as our “partner companies,” and indicate that we have a “partnership” with these companies, we do not act as an agent or legal representative for any of our partner companies, we do not have the power or authority to legally bind any of our partner companies, and we do not have the types of liabilities in relation to our partner companies that a general partner of a partnership would have.
Our Internet website address is www.internetcapital.com. Unless this Report explicitly states otherwise, neither the information on our website, nor the information on the website of any of our partner companies, is incorporated by reference into this Report.
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed by us with the U.S Securities and Exchange Commission (the “SEC”) pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are accessible free of charge through our website as soon as reasonably practicable after we electronically file those documents with, or otherwise furnish them to, the SEC.
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

Forward-Looking Statements
This Report contains forward-looking statements within the meaning of the federal securities laws made with respect to our financial condition and results of operations and business. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue” or the negative of such terms or other similar expressions. These forward-looking statements are based on our current expectations and projections about future events but are subject to known and unknown risks, uncertainties and assumptions about us and our partner companies that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.
Factors that could cause our actual results, levels of activity, performance or achievements to differ materially from those anticipated in forward-looking statements include, but are not limited to, factors discussed elsewhere in this Report and include, among other things:
•	economic conditions generally
•	capital spending by enterprises and customers;
•	our partner companies’ collective ability to compete successfully against their respective competitors;
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
All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this Report. Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the SEC, we are under no obligation to publicly update or revise any forward-looking statements after we file this Report, whether as a result of any new information, future events or otherwise. Investors, potential investors and other readers are urged to consider the above mentioned factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results or performance. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Report might not occur. For a more detailed discussion of some of the foregoing risk and uncertainties, see Item 1A — “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, as well as other reports and registration statements filed by us with the SEC.
Our Partner Companies
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

At March 31, 2009, our core partner companies consisted of:
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
At March 31, 2009, our other holdings partner companies consisted of:
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
Jamcracker, Inc. (“Jamcracker”)
The Jamcracker Services Delivery Network enables global on-demand service delivery by bringing together on-demand services vendors, solution providers and resellers to foster channel development, delivery and on-demand market growth.
Tibersoft Corporation (“Tibersoft”)
Tibersoft strengthens the trading relationships in the foodservice industry by using an integrated blend of services and technology.

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
INTERNET CAPITAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)
	(in thousands, except per share data)
Assets
Current Assets
Cash and cash equivalents	$76,363	$89,295
Restricted cash	3,816	232
Accounts receivable, net of allowance ($525-2009; $721-2008)	13,363	14,526
Prepaid expenses and other current assets	2,482	3,068

Total current assets	96,024	107,121
Marketable securities	69,417	57,367
Hedges of marketable securities	3,100	6,551
Fixed assets, net	2,885	1,783
Ownership interests in partner companies	80,223	83,751
Goodwill	26,658	26,658
Other assets, net	2,137	2,349

Total Assets	$280,444	$285,580

Liabilities
Current Liabilities
Current maturities of other long-term debt	$463	$318
Accounts payable	1,810	2,026
Accrued expenses	4,153	4,461
Accrued compensation and benefits	4,400	10,385
Deferred revenue	5,376	6,646

Total current liabilities	16,202	23,836
Other long-term debt	3,834	3,916
Deferred revenue	1,788	1,910
Other	1,396	1,092

Total Liabilities	23,220	30,754

Equity
Internet Capital Group, Inc.’s Stockholders’ Equity
Preferred Stock, $0.01 par value; 10,000 shares authorized, none issued or outstanding	—	—
Common Stock, $0.001 par value; 2,000,000 shares authorized, 38,747 (2009) and 38,703 (2008) issued and outstanding	39	39
Treasury Stock, at cost, 2,040 (2009) and 1,948 (2008) shares	(9,699)	(9,329)
Additional paid-in capital	3,574,276	3,573,146
Accumulated deficit	(3,381,654)	(3,370,649)
Accumulated other comprehensive income	66,367	54,302

Total Internet Capital Group, Inc.’s Stockholders’ Equity	249,329	247,509
Noncontrolling Interest	7,895	7,317

Total Equity	257,224	254,826

Total Liabilities and Equity	$280,444	$285,580

See accompanying notes to Consolidated Financial Statements.

INTERNET CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
	(in thousands, except per share data)

Revenues	$21,652	$16,022

Operating expenses
Cost of revenue	13,205	11,371
Selling, general and administrative	9,216	8,662
Research and development	2,648	1,465
Impairment related and other	107	75

Total operating expenses	25,176	21,573

	(3,524)	(5,551)
Other income (loss), net	(2,247)	5,847
Interest income	142	829
Interest expense	(84)	(13)

Income (loss) before income taxes and equity loss	(5,713)	1,112
Income tax (expense) benefit	53	(54)
Equity loss	(4,953)	(7,081)

Net income (loss)	(10,613)	(6,023)

Less: Net income attributable to the noncontrolling interest	392	530

Net income (loss) attributable to Internet Capital Group, Inc.	$(11,005)	$(6,553)

Basic and diluted income (loss) per share:
Net income (loss) attributable to Internet Capital Group, Inc.	$(0.30)	$(0.17)

Shares used in computation of basic and diluted income (loss) per share	36,676	38,221

See accompanying notes to Consolidated Financial Statements.

INTERNET CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Operating Activities
Net loss	$(11,005)	$(6,553)
Adjustments to reconcile net loss to provided by cash (used in) operating activities:
Depreciation and amortization	482	322
Impairment related and other	9	31
Equity-based compensation	1,348	1,909
Equity loss	4,953	7,081
Other (income) loss	2,193	(5,847)
Noncontrolling interest	392	530
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	813	(2,407)
Prepaid expenses and other assets	877	200
Accounts payable	(59)	(286)
Accrued expenses	(4,078)	(393)
Accrued compensation and benefits	(2,208)	(5,438)
Deferred revenue	(1,083)	(143)
Other liabilities	127	(154)

Cash flows provided by (used in) operating activities	(7,239)	(11,148)
Investing Activities
Capital expenditures, net	(1,500)	(374)
Advanced deposits for acquisition of fixed assets	(216)	—
Change in restricted cash	(3,584)	(9)
Proceeds from sales of marketable securities	174	—
Proceeds from sales of partner company ownership interests	1,388	174
Acquisitions of ownership interests in partner companies	(1,426)	(25,613)

Cash flows provided by (used in) investing activities	(5,164)	(25,822)
Financing Activities
Long-term debt and capital lease obligations, net	(110)	(256)
Purchase of treasury stock	(370)	—

Cash flows provided by (used in) financing activities	(480)	(256)
Net increase (decrease) in Cash and Cash Equivalents	(12,883)	(37,226)
Effect of exchange rates on cash	(49)	(5)
Cash and Cash Equivalents at beginning of period	89,295	82,031

Cash and Cash Equivalents at the end of period	$76,363	$44,800

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
2. Significant Accounting Policies
Basis of Presentation
The accompanying Consolidated Financial Statements are unaudited and, in the opinion of management, include all adjustments consisting only of normal and recurring adjustments necessary for a fair presentation of the results for these interim periods. These Consolidated Financial Statements should be read in connection with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Results of operations for the three-month period ended March 31, 2009 are not necessarily indicative of the results of operations expected for the full year.
The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. The Consolidated Financial Statements also include the following majority-owned subsidiaries for all or a portion of the periods indicated, each of which has been consolidated since the date the Company acquired majority voting control (collectively, the “Consolidated Subsidiaries”):
Three Months Ended March 31,

2009	2008
ICG Commerce	ICG Commerce
Investor Force	Investor Force
Vcommerce
The Consolidated Balance Sheets include the following majority-owned subsidiaries at March 31, 2009 and December 31, 2008:
ICG Commerce
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

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. Significant Accounting Policies — (Continued)
Consolidation. Partner companies in which the Company directly or indirectly owns more than 50% of the outstanding voting securities, and for which other stockholders do not possess the right to affect significant management decisions, are accounted for under the consolidation method of accounting. Under this method, a partner company’s balance sheet and results of operations are reflected within the Company’s Consolidated Financial Statements, and all significant intercompany accounts and transactions are eliminated. Participation of other partner company stockholders in the net assets and in the earnings or losses of a consolidated partner company is reflected in the caption “Noncontrolling interest” in the Company’s Consolidated Balance Sheets and Statements of Operations. Noncontrolling interest adjusts the Company’s consolidated results of operations to reflect only the Company’s share of the earnings or losses of the consolidated partner company. The results of operations and cash flows of a consolidated partner company are included through the latest interim period in which the Company owned a greater than 50% direct or indirect voting interest for the entire interim period or otherwise exercised control over the partner company. Upon a reduction of the Company’s ownership interest to below 50% of the outstanding voting securities, the accounting method is adjusted to the equity or cost method of accounting, as appropriate, for subsequent periods.
Equity Method. Partner companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to a partner company depends on an evaluation of several factors, including, among others, representation on the partner company’s board of directors and ownership level, which is generally between a 20% and a 50% interest in the voting securities of the partner company, including voting rights associated with the Company’s holdings in common stock, preferred stock and other convertible instruments in the partner company. Under the equity method of accounting, a partner company’s accounts are not reflected within the Company’s Consolidated Balance Sheets and Statements of Operations. The Company’s share of the earnings or losses of the partner company, as well as any adjustments from prior period finalizations of equity income/losses, are reflected in the caption “Equity loss” in the Consolidated Statements of Operations. In the three months ended March 31, 2009, those prior period finalizations are not material. The carrying value of equity method partner companies is reflected in “Ownership interests in partner companies” in the Company’s Consolidated Balance Sheets.
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
Cost Method. Partner companies not accounted for under the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, the Company’s share of the earnings or losses of such companies is not included in the Consolidated Balance Sheets or Consolidated Statements of Operations. However, cost method partner company impairment charges are recognized in the Consolidated Statements of Operations. If circumstances suggest that the value of the partner company has subsequently recovered, such recovery is not recorded.
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

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. Significant Accounting Policies — (Continued)
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. These estimates include evaluation of the Company’s holdings in its partner companies, holdings in marketable securities, asset impairment, revenue recognition, income taxes and commitments and contingencies. These estimates and assumptions are based on management’s best judgments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity markets and reductions in information technology spending have combined to increase the uncertainty inherent in such estimates and assumptions. It is reasonably possible that the Company’s accounting estimates with respect to the useful life of intangible assets and the ultimate recoverability of ownership interests in partner companies and goodwill could change in the near term and that the effect of such changes on the financial statements could be material. The Company believes the recorded amount of ownership interests in partner companies and goodwill is not impaired at March 31, 2009.
Ownership Interests in Partner Companies, Goodwill and Intangibles, net
The Company is required to test intangible assets and goodwill for impairment in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” and SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets.” The Company follows the guidance in Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” to evaluate its equity method ownership interests in partner companies for impairment.
The Company continually evaluates the carrying value of its ownership interests in each of its partner companies for possible impairment based on achievement of business plan objectives and milestones, the value of each ownership interest in the partner company relative to carrying value, the financial condition and prospects of the partner company, and other relevant factors. The business plan objectives and milestones the Company considers include, among others, those related to financial performance, such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature, such as obtaining key business partnerships or the hiring of key employees. Impairment charges are determined by comparing the estimated fair value of a partner company with its carrying value. Fair value is determined by using a combination of estimating the cash flows related to the asset, including estimated proceeds on disposition, and an analysis of market price multiples of companies engaged in lines of business similar to the company being evaluated.
The Company’s policy is to perform ongoing business reviews for all partner companies and goodwill impairment tests annually in the fourth quarter of each fiscal year. The Company recorded total impairments of $23.2 million during the fourth quarter of fiscal year 2008. Of this amount, $8.3 million was related to the impairment of goodwill, and the remaining $14.9 million was a reduction to our basis in certain partner companies. At March 31, 2009, the Company’s carrying value of its ownership interests in partner companies totaled $80.2 million, goodwill totaled $26.7 million and intangibles, net, totaled $0.8 million. See Note 3 for additional information regarding our ownership interest in partner companies, goodwill and related impairment.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. Significant Accounting Policies — (Continued)
Concentration of Customer Base and Credit Risk
For the three months ended March 31, 2009, two customers of ICG Commerce, The Hertz Corporation and Kimberly-Clark Corporation, each represented approximately 14% of ICG’s consolidated revenue. For the three months ended March 31, 2008, those customers represented approximately 17% and 20%, respectively, of ICG’s consolidated revenue. Accounts receivable from The Hertz Corporation and Kimberly-Clark Corporation as of March 31, 2009 were $2.6 million and $1.2 million, respectively. Accounts receivable from The Hertz Corporation and Kimberly-Clark Corporation as of December 31, 2008 were $1.3 million and $0.7 million, respectively. The accounts receivable balances as of March 31, 2009 for these customers include $0.5 million and $0.2 million, respectively, of unbilled accounts receivable. The accounts receivable balances as of December 31, 2008 for these customers include $1.2 million and $0.3 million, respectively, of unbilled accounts receivable.
Fair Value Measurements
In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the definition of fair value, establishes a three-tier hierarchy framework for measuring fair value and expands the disclosures on fair value measurements. In accordance with SFAS No. 157, our marketable securities are reported at fair value on our consolidated balance sheet based on quoted prices in active markets for identical or comparable assets. Since September 2006, the FASB has issued four final staff positions (each, an “FSP”) amending SFAS No. 157. Only FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (“FSP SFAS 157-4”) issued April 9, 2009, has not yet been adopted by the Company. This FSP is effective for interim and annual periods ending after June 15, 2009 and should be applied prospectively. The Company is currently evaluating the impact that the adoption of FSP SFAS 157-4 will have on the Company’s Consolidated Financial Statements.
The fair value of the Company’s financial assets measured at fair value on a recurring basis were as follows:

	Balance
	March 31,
	2009	Level 1	Level 2		Level 3
	(in thousands)

Cash equivalents (Money market accounts)	$71,294	$71,294	$—		$—
Marketable securities (see Note 4)	69,417	69,417	—		—
Hedges of marketable securities (see Note 4)	3,100	—	3,100	(a)	—

	$143,811	$140,711	$3,100		$—

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

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. Significant Accounting Policies — (Continued)
Recent Accounting Pronouncements
It is expected that the “Financial Accounting Standards Board Accounting Standards Codification” (the “Codification”) will be effective on July 1, 2009, officially becoming the single source of authoritative nongovernmental GAAP, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. After that date, only one level of authoritative GAAP will exist. All other accounting literature will be considered non-authoritative. The Codification reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included in the Codification is relevant SEC guidance organized using the same topical structure in separate sections within the Codification. This will have an impact to our financial statements since all future references to authoritative accounting literature will be through the Codification.
In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations” (“SFAS No. 141(R)”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS No. 160”). SFAS Nos. 141R and 160 require most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both statements are effective for the Company beginning on January 1, 2009. Accordingly, SFAS No. 141R will be applied by the Company to business combinations occurring on or after January 1, 2009. SFAS No. 160 is being applied prospectively to all noncontrolling interests, including any that arose before the effective date. The adoption of SFAS No. 141R and SFAS No. 160 did not have any material impact on the Company’s consolidated financial statements other than the presentation of noncontrolling interests in the Company’s consolidated financial statements. The share of the losses that resulted in a deficit noncontrolling interest balance for the three months ended March 31, 2009 was not material. Accordingly, the proforma information required by SFAS No. 160 is not presented as it is not material for the three months ended March 31, 2009.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133, “Accounting for Derivatives and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable financial statement users to better understand the effects of derivatives and hedging on an entity’s financial position, financial performance and cash flows. The provisions of SFAS No. 161 are effective for the Company for interim periods and fiscal years beginning January 1, 2009. The adoption of SFAS No. 161 did not have a material impact on the Company’s consolidated financial statements.
In June 2008, the FASB ratified EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF No. 07-5”). The consensus clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The adoption of EITF No. 07-5 on January 1, 2009 did not have a material impact to the Company’s consolidated financial statements.
In November 2008, the FASB ratified EITF No. 08-6 “Equity Method Investment Accounting Considerations” (“EITF No. 08-6”), which clarifies how to account for certain transactions involving equity method investments. The initial measurement, decreases in value and changes in the level of ownership of the equity method investment are addressed. EITF No. 08-6 is effective for the Company beginning on January 1, 2009, consistent with the effective dates of Statement 141R and Statement 160. EITF No. 08-6 will be applied prospectively. The adoption of EITF No. 08-6 did not have a material impact on the Company’s consolidated financial position and results of operations.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. Significant Accounting Policies — (Continued)
On April 9, 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP requires disclosures of fair value for any financial instruments not currently reflected at fair value on the balance sheet for all interim periods. This FSP is effective for interim and annual periods ending after June 15, 2009 and should be applied prospectively. The Company does not expect the adoption of this FSP to have a material impact on its consolidated financial statements.
On April 9, 2009 the FASB issued FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other Than Temporary Impairments.” This FSP is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. This FSP also requires increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. This FSP is effective for interim and annual periods ending after June 15, 2009 and should be applied prospectively. The Company does not expect the adoption of this FSP to have a material impact on its consolidated financial statements.
3. Ownership Interests in Partner Companies and Goodwill
The Company’s ownership interests in partner companies accounted for under the equity method was $80,223 and $83,751 at March 31, 2009 and December 31, 2008, respectively. The Company’s ownership interests in partner companies accounted for under the cost method that are not public companies (marketable securities) was zero as of March 31, 2009 and December 31, 2008.
In the three months ended March 31, 2008, ClickEquations, which was previously accounted for under the cost method, became an equity method company due to the Company’s participation in a financing round. Periods prior to 2008 have not been restated to reflect prior equity losses from the original acquisition of interest in Click Equations as that acquisition was immaterial.
The following table summarizes the Company’s goodwill in partner companies:

(in thousands)
Goodwill at December 31, 2008	$26,658
Three months ended March 31, 2009 activity	—

Goodwill at March 31, 2009	$26,658

As of March 31, 2009 and December 31, 2008, all of the Company’s goodwill was allocated to the core reporting segment.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Ownership Interests in Partner Companies and Goodwill — (Continued)
Equity Method Companies
The following unaudited summarized financial information relates to the Company’s partner companies accounted for under the equity method of accounting at March 31, 2009 and December 31, 2008. This aggregate information has been compiled from the financial statements and capitalization tables of the respective equity method partner companies.

	Approximate Voting Ownership:
Equity Method Partner Company	March 31, 2009	December 31, 2008

Channel Intelligence	46%	46%
ClickEquations	30%	30%
Freeborders	31%	31%
GoIndustry	29%	29%
Metastorm	32%	32%
StarCite	34%	34%
WhiteFence	36%	36%
Balance Sheets (Unaudited)

	March 31, 2009 (1)	December 31, 2008 (1)
	(in thousands)
Cash, cash equivalents and short-term investments	$40,098	$42,215
Other current assets	68,875	73,991
Other non-current assets	174,684	177,791

Total assets	$283,657	$293,997

Current liabilities	$121,178	$125,855
Non-current liabilities	6,035	6,123
Long-term debt	10,362	7,995
Stockholders’ equity	146,082	154,024

Total liabilities and stockholders’ equity	$283,657	$293,997

Total carrying value	$80,223	$83,751

(1)	Includes Channel Intelligence, ClickEquations, Freeborders, GoIndustry, Metastorm, StarCite and WhiteFence.
At March 31, 2009, the Company’s carrying value in equity method partner companies in the aggregate exceeded the Company’s share of net assets of these equity partner companies by approximately $31.4 million. This excess is allocated $24.1 million to goodwill, which is not amortized, and $7.3 million to intangibles, which are generally amortized over a range of 3 to 7 years. Amortization expense associated with these intangibles was $0.5 million and $0.2 million for the three months ended March 31, 2009 and 2008, respectively, and is included in the following table in the line item “Equity loss excluding impairments,” and in the line item “Equity loss” on the Company’s Consolidated Statements of Operations.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Ownership Interests in Partner Companies and Goodwill — (Continued)
Results of Operations (Unaudited)

	Three Months Ended March 31,
	2009 (1)	2008 (2)
	(in thousands)
Revenue	$55,470	$56,812

Net income (loss)	$(11,567)	$(13,916)

Equity loss excluding impairments	$(4,409)	$(7,081)
Impairment charge of GoIndustry	(544)	—

Total equity loss	$(4,953)	$(7,081)

(1)	Includes Channel Intelligence, ClickEquations, Freeborders, GoIndustry, Metastorm, StarCite and WhiteFence.

(2)	Includes Channel Intelligence, ClickEquations, Freeborders, GoIndustry, Metastorm, StarCite, Vcommerce and White Fence.
Other Equity Company Information
In February 2008, GoIndustry issued equity in conjunction with a financing and an acquisition transaction. In conjunction with the financing, the Company purchased an additional 52,690,950 shares of GoIndustry in exchange for approximately $10.5 million. In connection with the acquisition of DoveBid, Inc., GoIndustry issued additional shares of stock. As a result of these transactions, the Company’s ownership in GoIndustry was diluted from approximately 31% to approximately 29%. The reduction in the Company’s ownership interest in GoIndustry was accounted for as a disposition of shares and resulted in a dilution loss for accounting purposes. The dilution loss totaled $1.3 million and was recorded as an equity transaction with a decrease to additional paid-in capital during the three months ended March 31, 2008. In January 2009, the Company purchased $1.4 million of convertible long-term notes from GoIndustry. At March 31, 2009 and 2008, the Company owned 133,832,852 shares of GoIndustry, or approximately 29% of the outstanding shares. Due to the Company’s 29% ownership, GoIndustry is accounted for under the equity method.
During the three months ended March 31, 2009, due to additional declines in the fair value of GoIndustry, the Company recorded an additional impairment charge of $0.5 million to reduce our basis in this partner company.
Escrow Information
As of March 31, 2009, the Company has outstanding aggregate contingent gains of approximately $4.2 million associated with escrowed proceeds from sales of prior equity method partner companies. Additionally, the Company has outstanding 60,440 shares of IntercontinentalExchange, Inc. (“ICE”) common stock, valued at approximately $4.5 million based on the March 31, 2009 closing stock price of ICE’s common stock, being held in escrow. These escrows primarily relate to sale consideration that was set aside to satisfy potential purchase price adjustments and/or potential indemnity claims in connection with the sale of Creditex Group, Inc. (“Creditex”) to ICE on August 29, 2008. The release of escrowed proceeds, if any, to the Company would result in additional gains at the time the Company is entitled to such proceeds, the amount is fixed or determinable and realization is assured, which is anticipated to occur between June 2009 and August 2012.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. Marketable Securities and Related Derivatives
Marketable securities represent the Company’s holdings in publicly-traded equity securities accounted for under the cost method of accounting. At March 31, 2009, the Company held a noncontrolling interest in Blackboard, Inc. (“Blackboard”), which is traded on the NASDAQ Global Market. The cost, unrealized holding gains/(losses), and fair value of marketable securities at March 31, 2009 and December 31, 2008 were as follows:

			Unrealized
	Common Shares		Holding
	Owned	Cost	Gains/(Losses)	Fair Value
		(in thousands, except shares)

March 31, 2009
Blackboard	2,187,060	$3,162	$66,255	$69,417

December 31, 2008
Blackboard	2,187,060	$3,162	$54,205	$57,367

The amounts reflected as the Company’s cost for Blackboard include the carrying value on the date the partner company converted to marketable securities and the value of warrants exercised.
The Company manages its exposure to and benefits from price fluctuations of Blackboard common stock by using derivative securities or hedges. Although these instruments are derivative securities, their economic risks are similar to, and managed on the same basis as, risks of the Blackboard shares the Company holds. Through March 31, 2009, the Company has entered into cashless collar contracts with various expiration dates in 2010 to hedge 1,625,000 shares of its total holdings of 2,187,060 shares of Blackboard common stock at weighted average minimum and maximum prices per share of $24.27 and $56.35, respectively. These instruments are marked to market through earnings. In future quarters, the mark-to-market impact will generally be an expense, if Blackboard’s stock price rises, or income, if Blackboard’s stock price declines during the relevant quarter. If the Company holds these hedges through their maturity dates and Blackboard’s stock price remains within the weighted average minimum and maximum prices per share, the value of the hedges will be zero at maturity. The fair value of these instruments was an asset of $3.1 million at March 31, 2009 and $6.5 million at December 31, 2008, which is included in “Hedges of marketable securities” on the Company’s Consolidated Balance Sheets. If the price of Blackboard’s stock price increases, it will negatively impact the value of the hedge asset. The mark-to-market impact to earnings of these instruments was a loss of $3.5 million for the three months ended March 31, 2009, primarily driven by the change in Blackboard’s closing stock price which increased to $31.74 on March 31, 2009 from $26.23 on December 31, 2008, and income of $5.7 million for the three months ended March 31, 2008, primarily driven by the change in Blackboard’s closing stock price which decreased to $33.33 on March 31, 2008 from $40.25 on December 31, 2007. This impact is reflected in “Other income (loss), net” on the Company’s Consolidated Statements of Operations in the respective periods.
5. Debt
Other Long-Term Debt
The Company’s other long-term debt at March 31, 2009 of $4.3 million relates to its consolidated partner companies, primarily Vcommerce. The long-term debt is due as follows: $0.5 million is classified as short-term and is due within one year and the remaining $3.8 million is due through 2013.
Loan and Credit Agreements
On September 30, 2002, the Company entered into a loan agreement with Comerica Bank (the “Loan Agreement”) to provide for the issuance of letters of credit up to $20.0 million, subject to a cash-secured borrowing base as defined by the Loan Agreement. The Loan Agreement was reduced to $10.0 million in 2004. In December 2008, the Loan Agreement was extended to December 12, 2009. Issuance fees of 0.50% per annum of the face amount of each letter of credit will be paid to Comerica Bank subsequent to issuance. The Loan Agreement also is subject to a 0.25% per annum unused commitment fee payable to the bank quarterly. No amounts (letters of credit) were outstanding at March 31, 2009 or December 31, 2008.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5. Debt — (Continued)
On May 8, 2008, the Company entered into a series of loan agreements with Credit Suisse Capital LLC. Pursuant to these agreements, the Company may, from time to time, borrow funds secured by the cashless collar contracts that the Company previously entered into with respect to 1,625,000 of its shares of Blackboard common stock. The loans bear interest, which is payable quarterly in arrears, at the three-month U.S. dollar LIBOR rate, computed on the basis of a 30-day month and a 360-day year. This interest rate resets on the first day of each calendar quarter. The maturity of each of the loans corresponds with the expiration of the underlying cashless collar contract. Accordingly, the maturity dates of the loans range from March 15, 2010 to October 15, 2010. The maximum borrowing capacity under each of the loan agreements equals the present value of the minimum value of the underlying cashless collar contract, computed using the three month U. S. dollar LIBOR rate. The aggregate maximum borrowing capacity under the loan agreements is approximately $39 million as of March 31, 2009. The Company has not drawn any amounts under the loan agreements to date.
On August 29, 2008, ICG Commerce and a number of its wholly-owned subsidiaries entered into a loan agreement with PNC Bank, pursuant to which ICG Commerce and such subsidiaries may borrow up to $10.0 million under a revolving line of credit. The line of credit matures on December 31, 2009 and is secured by the assets of the borrowing companies. Interest on any outstanding amounts is computed at a rate to be selected by ICG Commerce at the end of each interest period from the following: (1) a one, two, three or six-month eurodollar LIBOR rate plus either 175 or 200 basis points, depending on the then-current debt-to-EBITDA ratio of the borrowing companies, and (2) PNC Bank’s prime rate minus either 100 or 75 basis points, depending on the then-current debt-to-EBITDA ratio of the borrowing companies. The loan agreement also provides for the issuance by the bank of letters of credit, subject to specified fees and other terms. The loan agreement is subject to a 0.25% per annum unused commitment fee that is payable to the bank quarterly. As of March 31, 2009, ICG Commerce had a total borrowing capacity of $9.9 million with interest rates between 2.25% and 3.49%. The $0.1 million balance outstanding at March 31, 2009 relates to a letter of credit that uses a portion of the revolving line of credit and is being held by PNC Bank in accordance with certain provisions of ICG Commerce’s lease agreement.
6. Segment Information
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
Approximately 10% and 11% of the Company’s consolidated revenues for the three months ended March 31, 2009 and 2008, respectively, relate to sales generated in the United Kingdom. The remaining consolidated revenues for the three months ended March 31, 2009 and 2008 primarily relate to sales generated in the United States. As of March 31, 2009 and December 31, 2008, the Company’s assets were located primarily in the United States.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6. Segment Information — (Continued)
The following summarizes selected information related to the Company’s segments for the respective periods. All significant intersegment activity has been eliminated. Assets are owned or allocated assets used by each reporting segment.
Segment Information
(in thousands)

		Other	Total	Reconciling Items			Consolidated
	Core	Holdings	Segment	Dispositions	Corporate	Other*	Results
Three Months Ended March 31, 2009
Revenues	$21,652	$—	$21,652	$—	$—	$—	$21,652
Net income (loss)	$(2,573)	$(1,125)	$(3,698)	$—	$(4,476)	$(2,831)	$(11,005)

Three Months Ended March 31, 2008
Revenues	$16,022	$—	$16,022	$—	$—	$—	$16,022
Net income (loss)	$(6,100)	$(1,102)	$(7,202)	$—	$(4,674)	$5,323	$(6,553)

	Three Months Ended March 31,
*	2009	2008
Other reconciling items to net income (loss) are as follows:
Other income (loss) (Note 8)	$(1,895)	$5,853
Impairment of GoIndustry (Other Holdings) (Note 3)	(544)	—
Noncontrolling interest	(392)	(530)

	$(2,831)	$5,323

		Other	Total				Consolidated
	Core	Holdings	Segment	Dispositions	Corporate	Other	Results
Assets as of:
March 31, 2009	$132,963	$8,139	$141,102	$—	$139,342	$—	$280,444

Assets as of:
December 31, 2008	$138,374	$8,281	$146,655	$—	$138,925	$—	$285,580
7. Parent Company Financial Information
Parent company financial information is provided to present the financial position and results of operations of the Company and its wholly-owned subsidiaries as if the partner companies accounted for under the consolidation method of accounting were accounted for under the equity method of accounting for all applicable periods presented. The Company’s share of the consolidated partner companies’ losses is included in “Equity loss” in the parent company Statements of Operations for all periods presented based on the Company’s ownership percentage in each period. The carrying value of the consolidated companies as of March 31, 2009 and December 31, 2008 is included in “Ownership interests in partner companies” in the parent company balance sheets.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7. Parent Company Financial Information — (Continued)
Parent Company Balance Sheets

	As of March 31, 2009	As of December 31, 2008
	(in thousands)
Assets
Cash and cash equivalents	$61,975	$73,208
Restricted cash	3,585	—
Other current assets	948	1,405

Current assets	66,508	74,613
Ownership interests in partner companies	112,831	113,395
Marketable securities	69,417	57,367
Hedges of marketable securities	3,100	6,551
Other	317	394

Total assets	$252,173	$252,320

Liabilities and stockholders’ equity
Current liabilities	$2,058	$4,011
Non-current liabilities	898	898
Stockholders’ equity	249,217	247,411

Total liabilities and stockholders’equity	$252,173	$252,320

Parent Company Statements of Operations

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Revenues	$—	$—
Operating expenses
General and administrative	4,600	5,432

Total operating expenses	4,600	5,432

	(4,600)	(5,432)
Other income (loss), net	(1,895)	5,853
Interest income (expense), net	124	758

Income (loss) before income taxes and equity loss	(6,371)	1,179
Equity loss	(4,634)	(7,732)

Net income (loss)	$(11,005)	$(6,553)

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7. Parent Company Financial Information — (Continued)
Parent Company Statements of Cash Flows

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Operating Activities
Net income (loss)	$(11,005)	$(6,553)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	31	35
Equity-based compensation	1,129	1,763
Equity loss	4,634	7,732
Other (income) loss	1,895	(5,853)
Changes in assets and liabilities, net of effect of acquisitions:
Prepaid expenses and other assets	457	310
Accounts payable	(3)	(2)
Accrued expenses	203	(589)
Accrued compensation and benefits	(2,150)	(2,030)

Cash provided by (used in) operating activities	(4,809)	(5,187)
Investing Activities
Capital expenditures, net	(5)	(2)
Change in restricted cash	(3,585)	—
Proceeds from sales of marketable securities	174	—
Proceeds from sales of ownership interests in partner companies	1,388	174
Acquisitions of ownership interests in partner companies, net	(4,026)	(27,438)

Cash provided by (used in) investing activities	(6,054)	(27,266)
Financing Activities
Purchase of treasury stock	(370)	—

Cash provided by (used in) financing activities	(370)	—

Net increase (decrease) in cash and cash equivalents	(11,233)	(32,453)
Cash and cash equivalents at beginning of period	73,208	69,125

Cash and cash equivalents at end of period	61,975	$36,672

8. Other Income (Loss)
Other Income (Loss), net
Other income (loss), net consists of the effect of transactions and other events relating to the Company’s ownership interests in its partner companies and its operations in general.

	Three Months Ended March 31,
	2009	2008
	(in thousands)

Gain on sale of Creditex	$430	—
Unrealized gain (loss) on mark-to-market of hedges (Note 4)	(3,451)	$5,680
Sales/distributions of ownership interests in partner companies	958	174
Realized gains (losses) on marketable securities	174	—
Other	(6)	(1)

	(1,895)	5,853
Total other income (loss) for consolidated partner companies	(352)	(6)

	$(2,247)	$5,847

During the three months ended March 31, 2009, the Company received an additional 7,549 shares of ICE common stock in connection with a post-merger closing-related adjustment for the acquisition of Creditex by ICE in August 2008. The value of these shares on the date on which they were received was $0.4 million, which is included in “Gain on sale of Creditex” in the above table. The amount of proceeds received by the Company from the subsequent sale of these securities in excess of their initial value is included above in “Realized gains (losses) on marketable securities.”

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8. Other Income (Loss) — (Continued)
Also during the three months ended March 31, 2009, the Company recorded gains of approximately $1.0 million related to distributions of various ownership interests. These gains are included in “Sales/ distributions of ownership interests in partner companies.”
9. Income Taxes
The parent company files a consolidated federal income tax return with Investor Force. Together, excluding the loss for the three months ended March 31, 2009, the parent company and Investor Force had federal net operating loss carry-forwards of approximately $500.9 million. They also had combined capital loss carry-forwards of approximately $366.5 million that may be used to offset future capital gains. These net operating loss and capital loss carry-forwards, as well as certain other deferred tax assets, are subject to significant limitations on their utilization due to an ownership change, as defined in Section 382 of the Internal Revenue Code. The annual limitation on the utilization of these carry-forwards is approximately $14.5 million. These net operating loss carry-forwards expire between 2015 and 2024, and the capital loss carry-forwards expire between 2009 and 2013. Additional limitations on the utilization of these carry-forwards may be imposed if they experience another ownership change.
The parent company’s and Investor Force’s combined net deferred tax asset of $436.1 million at March 31, 2009 consists of deferred tax assets of $460.4 million, relating primarily to partner company basis differences, capital and net operating loss carry-forwards, offset by deferred tax liabilities of $24.3 million, primarily related to unrealized appreciation in available for sale securities. A full valuation allowance has been recorded against the net deferred tax assets.
The Internal Revenue Service is auditing the parent company’s consolidated federal income tax returns for the years ended December 31, 2005 and December 31, 2007. The statute of limitations for the year ended December 31, 2005 has been extended to September 15, 2010.
ICG Commerce recorded tax expense at an effective annual rate of 7.75% for the three months ended March 31, 2009. This rate differs from the federal statutory rate of 34% primarily due to the utilization of net operating losses. ICG Commerce also recorded a $0.3 million tax benefit in the three months ended March 31, 2009 for a foreign tax refund received as a result of the allowance of the utilization of net operating losses that previously had been disallowed. For the three months ended March 31, 2008, ICG Commerce recorded tax expense at an effective annual rate of 2%. This rate differs from the federal statutory rate of 34% primarily due to the utilization of net operating losses.
At December 31, 2008, ICG Commerce had federal net operating losses of approximately $164.0 million. Due to an ownership change experienced by ICG Commerce, a majority of these net operating losses, as well as certain other deferred tax assets, are subject to significant limitations on their utilization. ICG Commerce had a net Deferred tax asset of approximately $63.7 million, comprised primarily of net operating losses. A full valuation allowance was recorded against the net deferred tax asset.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
10. Equity-Based Compensation
Total equity-based compensation for the three months ended March 31, 2009 and 2008 was $1.3 million and $1.8 million, respectively. These amounts are primarily included in “Selling, general and administrative” on the Company’s Consolidated Statements of Operations for their respective periods. The following table provides additional information related to the Company’s equity-based compensation:

				Weighted Average Years
				Remaining of Equity-
	Three Months Ending		Unrecognized Equity-	Based Compensation
	March 31,		Based Compensation	Expense at March 31,
	2009	2008	at March 31, 2009	2009
	(in thousands, except weighted average years)
SARs*	$993	$987	$3,054	2.2
Stock Options	3	9	1	3.5
Restricted Stock	18	537	153	2.5
DSUs**	65	85	133	0.9

Equity-Based Compensation	$1,079	$1,618	$3,341
Equity-Based Compensation for Consolidated Partner Companies	219	145	1,190	2.0

Equity-Based Compensation	$1,298	$1,763	$4,531

*	Stock Appreciation Rights (“SARs”)
**	Deferred Stock Units (“DSUs”)
During the three months ended March 31, 2009, the Company issued 36,000 DSUs to the Company’s non-management directors under the Non-Management Director Compensation Plan that will vest in the first quarter of 2010. These DSUs were valued at $0.1 million.
During the three months ended March 31, 2009, the Company issued 8,803 DSUs in lieu of cash which vested immediately to the Company’s non-management directors for services provided to the Company’s Board and its committees. The expense of $0.1 million for each of the three months ended March 31, 2009 and 2008 associated with the quarterly grants for service is included in “Selling, general and administrative” on the Company’s Consolidated Statements of Operations, but is not included in the “Equity-Based Compensation” table above.
11. Net Income (Loss) per Share
The calculations of net income (loss) per share were:

	Three Months Ended March 31,
	2009	2008
	(in thousands, except per share data)
Basic and Diluted:
Net income (loss)	$(11,005)	$(6,553)

Basic and Diluted:
Net income (loss) per share	$(0.30)	$(0.17)

Basic and diluted weighted average common shares outstanding	36,676	38,221

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11. Net Income (Loss) per Share — (Continued)
The following dilutive securities were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive:

		Weighted Average
	Shares	Price Per Share
Three Months Ended March 31, 2009
SARs	3,870,370	$7.65
Stock options	604,204	$36.58
Restricted stock	17,300	$—
Deferred stock units	36,000	$—

Three Months Ended March 31, 2008
SARs	3,616,115	$7.58
Stock options	637,365	$37.13
Restricted stock	286,532	$—
Deferred stock units	36,000	$—
Warrants	12,500	$6.00
12. Comprehensive Income (Loss)
Comprehensive income (loss) is the change in equity of a business enterprise during a period resulting from transactions and other events and circumstances from non-owner sources. Excluding net loss, the Company’s primary source of comprehensive loss is net unrealized holding gains (losses) related to its marketable securities. The following table summarizes the components of comprehensive loss:

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
	(in thousands)

Net loss	$(11,005)	$(6,553)
Other comprehensive income (loss):
Unrealized holding gains (losses) in marketable securities	12,224	(15,135)
Reclassification adjustments/realized net gains on marketable securities	(174)	1
Other accumulated other comprehensive income (loss)	15	—

Comprehensive income (loss)	$1,060	$(21,687)

13. Share Repurchase Program
On July 31, 2008, the Company announced the approval by its Board of Directors of a share repurchase program under which the Company could repurchase, from time to time, up to $20.0 million of shares of Common Stock in the open market, in privately negotiated transactions or pursuant to trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act. In the fourth quarter of 2008, the Board of Directors approved a $5.0 million expansion of this program, allowing the Company to repurchase up to $25.0 million of shares of Common Stock. During the three months ended March 31, 2009, the Company repurchased a total of 92,242 shares of Common Stock at an average purchase price of $3.97 per share. These repurchases are reflected in “Treasury stock, at cost” as a reduction of Stockholders’ Equity on the Company’s Consolidated Balance Sheets in the relevant period. As of the date of the filing of this Report, the Company has repurchased a total of 2,040,400 shares of Common Stock for approximately $9.6 million under the program. See the subsection of Part II, Item 5 entitled “Issuer Purchases of Equity Securities” for more information regarding the repurchases of Company Common Stock that occurred during the three months ended March 31, 2009 and through the date of the filing of this Report.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth elsewhere in this Report and the risks discussed in our other SEC filings. The following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto included in this Report.
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
The Consolidated Financial Statements include the consolidated accounts of Internet Capital Group, Inc., a company incorporated in Delaware, and its subsidiaries, both wholly-owned and consolidated (Internet Capital Group, Inc. and all such subsidiaries are hereinafter referred to as “we,” “us,” “our,” “ICG,” the “Company” or “Internet Capital Group”), and have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”).
Executive Summary
Since our inception in 1996, we have focused on acquiring and building Internet software and services companies that improve the productivity and efficiency of their business customers. We call these companies our “partner companies.” As of March 31, 2009 and the date of this Report, we hold ownership interests in fourteen companies that we consider our partner companies. Additionally, we hold marketable securities in other companies, which, as of March 31, 2009 and the date of this Report, consist of Blackboard common stock. The results of operations of our partner companies are reported within two segments: the “core” reporting segment and the “other holdings” reporting segment. The core reporting segment includes those partner companies in which ICG’s management takes a very active role in providing strategic direction and management assistance. We devote significant expertise and capital to maximizing the success of these core partner companies. The other holdings reporting segment includes partner companies over which, in general, we have less influence because they are public companies and/or we have a relatively small ownership stake in those partner companies.
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
Because we own significant interests in software and services companies, many of which have generated net losses, we have experienced, and expect to continue to experience, significant volatility in our quarterly results. While many of our partner companies have consistently reported losses, we have recorded net income in certain periods and experienced significant volatility from period-to-period due to infrequently occurring transactions and other events relating to our ownership interests in partner companies. These transactions and events are described in more detail in our Notes to Consolidated Financial Statements included hereto and include dispositions of, changes to and impairment of our partner company ownership interests, dispositions of our holdings of marketable securities and debt repurchases.

Liquidity and Capital Resources
The following table summarizes our and our consolidated subsidiaries’ cash and cash equivalents, restricted cash, and marketable securities as of March 31, 2009 and December 31, 2008:

	March 31, 2009			December 31, 2008
		Consolidated			Consolidated
	Corporate	Subsidiaries	Total	Corporate	Subsidiaries	Total
	(in thousands)
Cash and cash equivalents	$61,975	$14,388	$76,363	$73,208	$16,087	$89,295
Restricted cash	3,585	231	3,816	—	232	232

	$65,560	$14,619	$80,179	$73,208	$16,319	$89,527

Marketable securities (1)	$72,517	$—	$72,517	$63,918	$—	$63,918

(1)
Includes a contributing asset of $3.1 million and $6.5 million at March 31, 2009 and December 31, 2008, respectively, related to derivative instruments associated with the Company’s marketable securities.

We believe existing cash and cash equivalents and proceeds from the potential sales of all or a portion of our interests in certain marketable securities and partner companies to be sufficient to fund our cash requirements for the foreseeable future, including any future commitments to partner companies, debt obligations and general operating requirements. On February 3, 2009, we entered into certain arrangements under which we guaranteed approximately $3.6 million of debt for StarCite. Under these arrangements, we placed approximately $3.6 million in a bank account to be used to repay the StarCite debt when it matured or otherwise became due and payable. This amount was classified as restricted cash as of March 31, 2009. In May 2009, the underlying debt was repaid in full with funds being held in the bank account. As a result, we are entitled to receive additional preferred ownership interests in StarCite. As of the date of this filing, we were not obligated for any other material funding and guarantee commitments to existing partner companies. We will continue to evaluate acquisition opportunities and may acquire additional ownership interests in new and existing partner companies in the next twelve months; however, such acquisitions will generally be made at our discretion.
ICG Commerce, Investor Force and Vcommerce fund their operations through a combination of cash flow from operations, borrowings and equity issuances. ICG Commerce expects that its existing cash balance and cash flow from operations will be sufficient to fund its operations through 2009, while Investor Force and Vcommerce are expected to require additional borrowings and/or equity issuances to fund their respective operations through 2009.
Consolidated working capital decreased by $3.5 million from December 31, 2008 to March 31, 2009, primarily due to fundings to partner companies and the payment of bonuses, offset by distributions from the sale of partner companies.

Summary of Statements of Cash Flows

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Cash provided by (used in) operating activities	$(7,239)	$(11,148)
Cash provided by (used in) investing activities	$(5,164)	$(25,822)
Cash provided by (used in) financing activities	$(480)	$(256)
The net decrease in cash used in operating activities is the result of improved working capital components in the 2009 period versus the 2008 period.
The decrease in cash used in investing activities from 2008 to 2009 is the result of a greater aggregate amount of partner company fundings in 2008 than in 2009.
The increase in cash used in financing activities from 2008 to 2009 is primarily related to the purchase of treasury stock in 2009, offset by a decrease in debt repayments.
We and our consolidated subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. We do not expect the ultimate liability with respect to these actions will materially affect our financial position or cash flows.
Contractual Cash Obligations and Commercial Commitments
Other than the guarantee of debt discussed above, we had no other material changes to contractual cash obligations and commercial commitments for the three months ended March 31, 2009.
Off-Balance Sheet Arrangements
We are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Our Partner Companies
As of March 31, 2009, we owned interests in 14 partner companies that are categorized below based on segment and method of accounting.
CORE PARTNER COMPANIES (% Voting Interest)

Consolidated	Equity	Cost
ICG Commerce (65%)	Channel Intelligence (46%)	(none)
Investor Force (81%)	Freeborders (31%)
Vcommerce (53%)	Metastorm (32%)
StarCite (34%)
WhiteFence (36%)
OTHER HOLDINGS COMPANIES (% Voting Interest)

Consolidated	Equity	Cost
(none)	ClickEquations (30%)	Anthem (9%)
	GoIndustry (29%)(1)	Captive Capital (5%)
Jamcracker (2%)
Tibersoft (5%)

(1)
As of March 31, 2009 and April 30, 2009, we owned 133,832,852 shares, or approximately 29% of the voting securities, of GoIndustry. GoIndustry’s common stock is traded on the AIM market of the London Stock Exchange under ticker symbol GOI. See Note 3 — “Ownership Interests in Partner Companies and Goodwill” to our Consolidated Financial Statements.

Results of Operations
The following summarizes the unaudited selected financial information related to our segments. Each segment includes the results of our consolidated partner companies and records our share of the earnings and losses of partner companies accounted for under the equity method of accounting. The partner companies included within the segments are the same 14 partner companies for 2009 and 2008; however, Vcommerce, a consolidated partner company in 2009, is included as an equity method partner company in the comparable period of 2008. The method of accounting for any particular partner company may change based on our ownership interest.
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
Segment Information
(in thousands)

		Other	Total	Reconciling Items			Consolidated
	Core	Holdings	Segment	Dispositions	Corporate	Other	Results
For the Three Months Ended March 31, 2009
Revenues	$21,652	$—	$21,652	$—	$—	$—	$21,652
Net income (loss)	$(2,573)	$(1,125)	$(3,698)	$—	$(4,476)	$(2,831)	$(11,005)

For The Three Months Ended March 31, 2008
Revenues	$16,022	$—	$16,022	$—	$—	$—	$16,022
Net income (loss)	$(6,100)	$(1,102)	$(7,202)	$—	$(4,674)	$5,323	$(6,553)
For the Three Months Ended March 31, 2009 and 2008
Results of Operations — Core Companies
The following presentation of the Results of Operations — Core Companies includes the results of our consolidated core partner companies and our share of the results of our equity method core partner companies.

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Selected data:

Revenue	$21,652	$16,022

Cost of revenue	(13,205)	(11,371)
Selling, general and administrative	(4,616)	(3,230)
Research and development	(2,648)	(1,465)
Impairment related and other	(107)	(75)

Operating expenses	(20,576)	(16,141)

Interest and other	(418)	(2)
Income taxes	53	—
Equity loss	(3,284)	(5,979)

Net loss	$(2,573)	$(6,100)

Revenue
Revenue increased $5.7 million to $21.7 million in 2009 from $16.0 million in 2008. This revenue increase was primarily driven by a 19% increase in revenues at ICG Commerce from the first quarter of 2008 to the comparable period in 2009 from new and existing customers, as well as the consolidation of Vcommerce since May 2008.
Operating Expenses
Operating expenses increased $4.5 million, from $16.1 million in the three months ended March 31, 2008 to $20.6 million in the three months ended March 31, 2009. Approximately $2.4 million of the operating expense increase related to the addition of Vcommerce as a consolidated partner company. The remaining $2.1 million increase was primarily due to overall higher operating expenses at ICG Commerce which resulted from increases in sales activity in the second half of 2008 and the first quarter of 2009. The increased sales activity was partially offset by timing of employee related expenses in the first quarter of 2009 compared with the 2008 period.
Equity Loss
A portion of our net results from our core partner companies is derived from those partner companies in which we hold a substantial minority ownership interest. Our share of the income or losses of these companies is recorded in our Consolidated Statement of Operations under “Equity loss.”

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Selected data:

Total revenues	$46,150	$44,404
Total net loss	$(11,567)	$(12,939)
Our share of total net loss (“equity loss”)	$(3,284)	$(5,979)
Our share of net loss decreased in 2009 from 2008 due to improved results at the majority of our core partner companies, many of which reported decreases in their net loss during the three months ended March 31, 2009. Also contributing to the decrease in our share of net loss was the change of reporting method for Vcommerce from an equity method partner company in 2008 to a consolidated partner company in 2009.
Results of Operations — Other Holdings Companies
The following presentation of the Results of Operations - Other Holdings Companies includes the results of our consolidated other holdings partner companies, if any, and our share of the results of our equity method other holdings partner companies.

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Selected data:

Equity loss	$(1,125)	$(1,102)

Net loss	$(1,125)	$(1,102)

Results of Operations — Reconciling Items
Dispositions
There were no dispositions that impact our consolidated financial statements for the three months ended March 31, 2009 or 2008.
Corporate

	Three Months Ended March 31,
	2009	2008
	(in thousands)

General and administrative	$(4,600)	$(5,432)
Interest income, net	124	758

Net loss	$(4,476)	$(4,674)

General and Administrative
Our general and administrative expenses decreased $0.8 million for the three months ended March 31, 2009 from the comparable 2008 period, primarily due to a $0.4 million reduction in employee-related expenses, most notably salary and bonus expense, a $0.5 million decrease in equity-based compensation. These decreases were offset partially by an increase in expenses associated with professional services of $0.1 million for the three months ended March 31, 2009 compared with the three months ended March 31, 2008.
Interest Income/Expense
The interest income, net, decrease of $0.6 million for the three months ended March 31, 2009 from the same period in 2008 is attributable to lower interest rate yields in the first quarter of 2009 than those in the first quarter of 2008.
Other

	Three Months Ended March 31,
	2009	2008
	(in thousands)

Corporate other income (loss) (Note 8)	$(1,895)	$5,853
Impairment of GoIndustry (Other Holdings) (Note 3)	(544)	—
Noncontrolling interest	(392)	(530)

Net income (loss)	$(2,831)	$5,323

Corporate Other Income (Loss), Net
Other income (loss), net, was a loss of $1.9 million in the three months ended March 31, 2009 and income of $5.9 million in the comparable 2008 period. Other income in the three months ended March 31, 2008 was primarily driven by our Blackboard hedges, while a loss in the value of our Blackboard hedges drove other income (loss) in the 2009 period. See Note 4 to our Consolidated Financial Statements. The loss in the three months ended March 31, 2009 resulting from the Blackboard hedges was partially offset by gains of $1.4 million related to distributions of ownership interests in partner companies and a $0.2 million gain on the sale of marketable securities. See Note 8 to our Consolidated Financial Statements.
Noncontrolling Interest
The decrease in noncontrolling interest, formerly minority interest, to a loss of $0.4 million in the three months ended March 31, 2009 from a loss of $0.5 million in the comparable 2008 period is primarily related to the adoption of SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” on January 1, 2009, which amends existing guidance to require the noncontrolling interest to recognize its share of losses even if the result is a deficit noncontrolling interest balance. Previous guidance required the minority interest to reflect losses only up to the minority interest in the equity capital of the subsidiary and any excess was charged against the majority interest. This guidance in SFAS No. 160 is being applied prospectively from our adoption date, January 1, 2009. For the three months ended March 31, 2009, the share of the losses that resulted in a deficit noncontrolling interest balance was not material.

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
Valuation of Goodwill, Intangible Assets and Ownership Interests in Partner Companies
We perform ongoing business reviews and annual goodwill impairment tests in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” and other impairment tests in accordance with APB Opinion No. 18, “Equity Method Investments” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and use quantitative and qualitative measures to assess the need to record impairment losses on goodwill, intangible assets and ownership interests in our partner companies when impairment indicators are present. Where impairment indicators are present, we determine the amount of the impairment charge as the excess of the carrying value over the fair value. We determine fair value using a combination of the discounted cash flow methodology, which is based upon converting expected future cash flows to present value, and the market approach, which includes analysis of market price multiples of companies engaged in lines of business similar to the company being evaluated. The market price multiples are selected and applied to the company based on relative performance, future prospects and risk profile of the company in comparison to the guideline companies. Significant assumptions relating to future operating results must be made when estimating the future cash flows associated with these companies. Significant assumptions relating to achievement of business plan objectives and milestones must be made when evaluating whether impairment indicators are present. Should unforeseen events occur or should operating trends change significantly, additional impairment losses could occur.
Revenue Recognition
ICG Commerce may assume all or a part of a customer’s procurement function as part of sourcing arrangements. Typically, in these engagements, ICG Commerce is paid a fixed fee agreed upon in advance and/or a fee based on a percentage of the amount spent by its customers’ respective purchasing departments in the specified areas ICG Commerce manages. Additionally, in some cases, ICG Commerce has the opportunity to earn additional fees based on the level of savings achieved for customers. ICG Commerce recognizes revenue and any additional fees as earned, which is typically over the life of the customer contract, which approximates the life of the customer relationship. Initial direct costs, such as implementation expenses related to certain customer contracts, are expensed as incurred.
Vcommerce generates revenue from service fees earned by it in connection with the development and operation of its clients’ e-commerce businesses. Service fee revenue primarily consists of transaction fees, implementation fees and professional services, as well as access and maintenance fees. Vcommerce recognizes revenue from services provided when the following revenue criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the fee is fixed or determinable, and collectibility is reasonably assured. Vcommerce recognizes revenue over the term of the customer contract, and recognizes transaction fees and professional services, implementation, access and maintenance fees as services are rendered.

Equity Income/Loss
We record our share of our partner companies’ net income/loss, which is accounted for under the equity method of accounting as equity income/loss. Because we do not control these companies, this equity income/loss is based on unaudited results of operations of our partner companies and may require adjustment in the future when the audits of our partner companies are complete. The compilation and review of these results of operations require significant judgment and estimates by management.
Deferred Income Taxes
We record a valuation allowance to reduce our net deferred tax assets to an amount that is more likely than not to be realized. We consider future taxable income and prudent and feasible tax planning strategies in determining the need for a valuation allowance. In the event that we determine that we would not be able to realize all or part of our net deferred tax assets, an adjustment to the deferred tax assets is charged to earnings in the period such determination is made. Likewise, if we later determine that it is more likely than not that the net deferred tax assets would be realized, the previously provided valuation allowance would be reversed.
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
Fair Value Measurements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the definition of fair value, establishes a three-tier hierarchy framework for measuring fair value and expands the disclosures on fair value measurements. In accordance with SFAS No. 157, our marketable securities are reported at fair value on our consolidated balance sheet based on quoted prices in active markets for identical or comparable assets. Since September 2006, the FASB has issued four final staff positions (each, an “FSP”) amending SFAS No. 157. We have not yet adopted FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (“FSP SFAS 157-4”) issued April 9, 2009, which is effective for interim and annual periods ending after June 15, 2009 and should be applied prospectively. We are currently evaluating the impact that the adoption of FSP SFAS 157-4 will have on our Consolidated Financial Statements.
Recent Accounting Pronouncements
It is expected that the “Financial Accounting Standards Board Accounting Standards Codification” (the “Codification”) will be effective on July 1, 2009, officially becoming the single source of authoritative nongovernmental GAAP, superseding existing FASB, AICPA, EITF, and related accounting literature. After that date, only one level of authoritative GAAP will exist. All other accounting literature will be considered non-authoritative. The Codification reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included in the Codification is relevant SEC guidance organized using the same topical structure in separate sections within the Codification. This will have an impact to our financial statements since all future references to authoritative accounting literature will be through the Codification.

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations” (“SFAS No. 141(R)”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS No. 160”). SFAS Nos. 141R and 160 require most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both statements are effective for the Company beginning on January 1, 2009. Accordingly, SFAS No. 141R will be applied by the Company to business combinations occurring on or after January 1, 2009. SFAS No. 160 is being applied prospectively to all noncontrolling interests, including any that arose before the effective date. The adoption of SFAS No. 141R and SFAS No. 160 did not have any material impact on our consolidated financial statements other than the presentation of noncontrolling interests in our consolidated financial statements. The share of the losses that resulted in a deficit noncontrolling interest balance for the three months ended March 31, 2009 was not material. Accordingly, the proforma information required by SFAS No. 160 is not presented as it is not material for the three months ended March 31, 2009.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133, “Accounting for Derivatives and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable financial statement users to better understand the effects of derivatives and hedging on an entity’s financial position, financial performance and cash flows. The provisions of SFAS No. 161 are effective for the Company for interim periods and fiscal years beginning January 1, 2009. The adoption of SFAS No. 161 did not have a material impact on our consolidated financial statements.
In June 2008, the FASB ratified EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF No. 07-5”). The consensus clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The adoption of EITF No. 07-5 on January 1, 2009 did not have a material impact on our consolidated financial statements.
In November 2008, the FASB ratified EITF No. 08-6 “Equity Method Investment Accounting Considerations” (“EITF No. 08-6”), which clarifies how to account for certain transactions involving equity method investments. The initial measurement, decreases in value and changes in the level of ownership of the equity method investment are addressed. EITF No. 08-6 is effective for the Company beginning on January 1, 2009, consistent with the effective dates of Statement 141R and Statement 160. EITF No. 08-6 will be applied prospectively. The adoption of EITF No. 08-6 did not have a material impact on our consolidated financial position and results of operations.
On April 9, 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP requires disclosures of fair value for any financial instruments not currently reflected at fair value on the balance sheet for all interim periods. This FSP is effective for interim and annual periods ending after June 15, 2009 and should be applied prospectively. We do not expect the adoption of this FSP to have a material impact on our consolidated financial statements.
On April 9, 2009 the FASB issued FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other Than Temporary Impairments.” This FSP is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. This FSP also requires increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. This FSP is effective for interim and annual periods ending after June 15, 2009 and should be applied prospectively. We do not expect the adoption of this FSP to have a material impact on our consolidated financial statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to equity price risks on the marketable portion of our equity securities. Our public holdings at March 31, 2009 include equity positions in companies in sectors that have experienced significant historical volatility in their stock prices. A 20% adverse change in equity prices, based on a sensitivity analysis of our public holdings as of March 31, 2009, would result in a decrease of approximately $10.7 million in the fair value of our public holdings. Through March 31, 2009, the Company has entered into cashless collar contracts with various expiration dates in 2010 to hedge 1,625,000 shares of its total holdings of 2,187,060 shares of Blackboard common stock at weighted average minimum and maximum prices per share of $24.27 and $56.35, respectively. Each of these contracts limits the Company’s exposure to price declines in the underlying equity securities. Additionally, each of these contracts limits the Company’s maximum benefits from price increases in the underlying equity securities.
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
On April 2, 2009, the plaintiffs filed a motion for preliminary approval of a proposed global settlement of all claims asserted in the coordinated class action securities litigation on behalf of the class plaintiffs in the respective actions against the various issuer and underwriter defendants, including all claims asserted against the Company. The motion further seeks certification of settlement classes as to each action against the defendants, including the Company. The Company has assented to the proposed settlement, which does not require any monetary contribution from the Company and would be funded by various underwriter defendants and the defendants’ insurers. The Court has taken the motion under advisement. If the Court grants preliminary approval, notice of the proposed settlement will be provided to members of the proposed settlement class and a hearing will be held to determine whether the settlement should be approved. No dates for preliminary approval, notice or a final hearing have been set.

ITEM 1A. Risk Factors
In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
On July 31, 2008, the Company announced the approval by its Board of Directors of a share repurchase program under which the Company could repurchase, from time to time, up to $20.0 million of shares of its Common Stock in the open market, in privately negotiated transactions or pursuant to trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act. On December 12, 2008, the Company’s Board of Directors approved a $5.0 million increase in the aggregate amount of Company Common Stock that may be purchased under the share repurchase program. The table below contains information relating to the repurchases of Company Common Stock that occurred from commencement of this program and through the date of the filing of this Report.

			Total Number of	Approximate Dollar
			Shares Purchased as	Value That May Yet
			Part of Publicly	Be Purchased
	Total Number of	Average Price Paid	Announced	Under the
Monthly Period	Shares Purchased(1)	per Share(2)	Program(1)	Program

7/25/08 to 7/31/08	0	—	0	$20.0 million

8/1/08 to 8/31/08	0	—	0	$20.0 million

9/1/08 to 9/30/08	29,800	$7.96	29,800	$19.8 million

10/1/08 to 10/31/08	468,993	$6.36	468,993	$16.8 million

11/1/08 to 11/30/08	1,398,250	$4.18	1,398,250	$10.9 million

12/1/08 to 12/31/08	51,115	$3.82	51,115	$15.7 million

1/1/09 to 1/31/09	25,042	$3.98	25,042	$15.6 million

2/1/09 to 2/28/09	67,200	$3.96	67,200	$15.4 million

3/1/09 to 3/31/09	0	—	0	$15.4 million

4/1/09 to 4/30/09	0	—	0	$15.4 million

5/1/09 to 5/11/09	0	—	0	$15.4 million

Total	2,040,400	$4.71	2,040,400	$15.4 million

(1)	All shares purchased in open market transactions.

(2)	Average price paid per share excludes commissions.

ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Submission of Matters to a Vote of Security Holders
None.
ITEM 5. Other Information
None.
ITEM 6. Exhibits
Exhibit Index

Exhibit Number	Document

11.1	Statement Regarding Computation of Per Share Earnings (included herein at Note 11 “Net Income (Loss) per Share” to the Consolidated Financial Statements).

31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

32.2	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

SIGNATURES
Pursuant to the requirements of the Security Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 11, 2009	INTERNET CAPITAL GROUP, INC.
	By:	/s/ R. Kirk Morgan
		Name:	R. Kirk Morgan
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Document

11.1	Statement Regarding Computation of Per Share Earnings (included herein at Note 11 “Net Income (Loss) per Share” to the Consolidated Financial Statements).

31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

32.2	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002, as amended.