Form 10-K/A
period 2008-12-31
INTERNET CAPITAL GROUP INC
filed 2009-06-29
CIK 1085621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 2
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

EXPLANATORY NOTE REGARDING THIS FORM 10-K/A
In accordance with Exchange Act Rule 12b-15, Internet Capital Group, Inc. (the “Registrant”) is filing this Amendment No. 2 to its Annual Report on Form 10-K for the year ended December 31, 2008, which was initially filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2009 (the “Initial Filing”) and was amended and restated by Amendment No. 1 to the Initial Filing, which was filed with the SEC on March 31, 2009 (the “Amended Filing”). The purpose of this Amendment is to include audited financial statements of GoIndustry DoveBid plc (“GoIndustry”), a subsidiary of the Registrant, with respect to the years ended December 31, 2008, 2007 and 2006 that were not available at the time of the Initial Filing or the Amended Filing, along with related materials.
This Amendment No. 2 amends Part IV, Item 15, “Exhibits and Financial Statement Schedules,” to reflect (1) the inclusion of the consolidated financial statements of GoIndustry as Exhibit 99.3 hereto, (2) the inclusion of the Consent of Baker Tilly UK Audit LLP regarding the consolidated financial statements of GoIndustry as Exhibit 23.4 hereto and (3) the inclusion of updated certifications from the Registrant’s principal executive officer and principal financial officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended. This Form 10-K/A restates the Amended Filing in its entirety by presenting the relevant text of these amended items, as amended.
Except for the amended information referred to above, this Form 10-K/A continues to describe conditions as of the date of the Initial Filing, and the Registrant has not modified or updated any other disclosures presented in the Initial Filing or the Amended Filing. Accordingly, except as specifically referenced herein, this Amendment No. 2 does not restate the Registrant’s financial statements previously filed in the Initial Filing or the Amended Filing, does not reflect events occurring after the filing of the Initial Filing or the Amended Filing and does not modify or update those disclosures in the Initial Filing or the Amended Filing affected by subsequent events. Information not affected by this Amendment No. 2 is unchanged and reflects the disclosures made in the Amended Filing.
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

14.1	Internet Capital Group Corporate Code of Conduct (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed March 4, 2009 (File No. 001-16249)).

21.1	Subsidiaries of Internet Capital Group, Inc.**

23.1	Consent of KPMG LLP.**

23.2	Consent of Grant Thornton LLP/Metastorm Inc.**

23.3	Consent of KPMG LLP/StarCite, Inc.***

23.4	Consent of Baker Tilly UK Audit LLP.*

31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Consolidated Financial Statements of Metastorm Inc.**

99.2	Consolidated Financial Statements of StarCite, Inc.***

99.3	Consolidated Financial Statements of GoIndustry DoveBid plc.*

*	Filed herewith

**	Filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (filed on March 16, 2009)

***	Filed with Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008 (filed on March 31, 2009)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Security Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 29, 2009	INTERNET CAPITAL GROUP, INC.
	By:	/s/ R. KIRK MORGAN
		Name:	R. Kirk Morgan
		Title:	Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated, and on the date set forth above.

Signature	Title

/s/ WALTER W. BUCKLEY, III Walter W. Buckley, III	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ R. KIRK MORGAN R. Kirk Morgan	Chief Financial Officer (Principal Financial and Accounting Officer)

David J. Berkman	Director

/s/ THOMAS A. DECKER Thomas A. Decker	Director

/s/ DAVID K. DOWNES David K. Downes	Director

/s/ THOMAS P. GERRITY Thomas P. Gerrity	Director

Michael J. Hagan	Director

Robert E. Keith, Jr.	Director

/s/ WARREN V. MUSSER Warren V. Musser	Director

/s/ PHILIP J. RINGO Philip J. Ringo	Director

EXHIBIT INDEX

Exhibit Number	Document
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

14.1	Internet Capital Group Corporate Code of Conduct (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed March 4, 2009 (File No. 001-16249)).

21.1	Subsidiaries of Internet Capital Group, Inc.**

23.1	Consent of KPMG LLP.**

23.2	Consent of Grant Thornton LLP/Metastorm Inc.**

23.3	Consent of KPMG LLP/StarCite, Inc.***

23.4	Consent of Baker Tilly UK Audit LLP.*

31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Consolidated Financial Statements of Metastorm Inc.**

99.2	Consolidated Financial Statements of StarCite, Inc.***

99.3	Consolidated Financial Statements of GoIndustry DoveBid plc.*

*	Filed herewith

**	Filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (filed on March 16, 2009)

***	Filed with Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008 (filed on March 31, 2009)