Form 10-Q
period 2009-06-30
INTERNET CAPITAL GROUP INC
filed 2009-08-07
CIK 1085621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended June 30, 2009.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Company’s Common Stock, $0.001 par value per share, outstanding as of July 31, 2009 was 36,726,256 shares.

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
Factors that could cause our actual results, levels of activity, performance or achievements to differ materially from those anticipated in forward-looking statements include, but are not limited to:
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
In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue” or the negative of such terms or other similar expressions. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this Report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Report might not occur. For a more detailed discussion of some of the foregoing risks and uncertainties, see Item 1A — “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, as well as other reports and registration statements filed by us with the SEC.
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

At June 30, 2009, our core partner companies consisted of:
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
StarCite, Inc. (“StarCite”)
StarCite provides a comprehensive suite of software applications and services to the meeting and events industry. StarCite helps drive efficiencies and cost savings to both corporate buyers and suppliers. Corporate, association and third-party meeting buyers rely on StarCite’s enterprise meeting solutions for workflow, procurement, supply chain management, spend analysis and attendee management. Thousands of industry suppliers rely on the StarCite online marketplace, supplier marketing programs and enabling technologies to increase meeting revenues. StarCite’s international division represents destination management companies and other premier international travel suppliers.

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
At June 30, 2009, our other holdings partner companies consisted of:
Anthem Ventures Fund, L.P. (“Anthem”)
Anthem provides resources to enhance the development of emerging technology companies by providing financial investment, operational and management advice, as well as access to a network of professional relationships.
Captive Capital Corporation (“Captive Capital”)
Captive Capital creates and manages turn-key, multi-lender financing under its customers’ brand names. Through funding relationships with lenders and syndication capabilities for large transactions, Captive Capital serves manufacturers and distributors throughout the United States and Canada.
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
	(Unaudited)
	(in thousands,
	except per share data)
Assets
Current Assets
Cash and cash equivalents	$76,962	$89,295
Restricted cash	225	232
Accounts receivable, net of allowance ($269-2009; $721-2008)	12,688	14,526
Prepaid expenses and other current assets	2,537	3,068

Total current assets	92,412	107,121
Marketable securities	63,119	57,367
Hedges of marketable securities	3,994	6,551
Fixed assets, net	2,785	1,783
Ownership interests in partner companies	81,416	83,751
Goodwill	22,908	26,658
Other assets, net	2,081	2,349

Total Assets	$268,715	$285,580

Liabilities
Current Liabilities
Current maturities of other long-term debt	$413	$318
Accounts payable	1,568	2,026
Accrued expenses	4,639	4,461
Accrued compensation and benefits	7,406	10,385
Deferred revenue	4,754	6,646

Total current liabilities	18,780	23,836
Other long-term debt	3,812	3,916
Deferred revenue	1,577	1,910
Other	861	1,092

Total Liabilities	25,030	30,754

Equity
Internet Capital Group, Inc.’s Stockholders’ Equity
Preferred Stock, $0.01 par value; 10,000 shares authorized, none issued or outstanding	—	—
Common Stock, $0.001 par value; 2,000,000 shares authorized, 38,759 (2009) and 38,703 (2008) issued	39	39
Treasury Stock, at cost, 2,040 (2009) and 1,948 (2008) shares	(9,699)	(9,329)
Additional paid-in capital	3,575,411	3,573,146
Accumulated deficit	(3,390,203)	(3,370,649)
Accumulated other comprehensive income	59,965	54,302

Total Internet Capital Group, Inc.’s Stockholders’ Equity	235,513	247,509
Noncontrolling Interest	8,172	7,317

Total Equity	243,685	254,826

Total Liabilities and Equity	$268,715	$285,580

See accompanying notes to Consolidated Financial Statements.

INTERNET CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands, except per share data)

Revenues	$22,077	$17,581	$43,729	$33,603

Operating expenses
Cost of revenue	14,598	11,575	27,803	22,946
Selling, general and administrative	9,158	9,830	18,374	18,492
Research and development	2,592	2,771	5,240	4,236
Impairment related and other	3,867	117	3,974	192

Total operating expenses	30,215	24,293	55,391	45,866

	(8,138)	(6,712)	(11,662)	(12,263)
Other income (loss), net	3,246	(359)	999	5,488
Interest income	98	404	240	1,233
Interest expense	(73)	(64)	(157)	(77)

Income (loss) before income taxes, equity loss and noncontrolling interest	(4,867)	(6,731)	(10,580)	(5,619)
Income tax (expense) benefit	(421)	(239)	(368)	(293)
Equity loss	(2,924)	(4,741)	(7,877)	(11,822)

Net income (loss)	(8,212)	(11,711)	(18,825)	(17,734)
Less: Net income attributable to the noncontrolling interest	337	584	729	1,114

Net income (loss) attributable to Internet Capital Group, Inc.	$(8,549)	$(12,295)	$(19,554)	$(18,848)

Basic and diluted income (loss) per share:
Net income (loss) attributable to Internet Capital Group, Inc.	$(0.23)	$(0.32)	$(0.53)	$(0.49)

Shares used in computation of basic and diluted income (loss) per share	36,666	38,383	36,671	38,302

See accompanying notes to Consolidated Financial Statements.

INTERNET CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2009	2008
	(in thousands)
Operating Activities
Net loss	$(19,554)	$(18,848)
Adjustments to reconcile net loss to provided by cash (used in) operating activities:
Depreciation and amortization	948	744
Impairment related and other	3,776	61
Equity-based compensation	2,595	3,765
Equity loss	7,877	11,822
Other (income) loss	(1,053)	(5,488)
Noncontrolling interest	729	1,114
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	1,657	(1,025)
Prepaid expenses and other assets	765	576
Accounts payable	(204)	243
Accrued expenses	(1,712)	(292)
Accrued compensation and benefits	(1,481)	(2,641)
Deferred revenue	(1,844)	(288)
Other liabilities	(18)	28

Cash flows provided by (used in) operating activities	(7,519)	(10,229)

Investing Activities
Capital expenditures, net	(1,755)	(719)
Advanced deposits for acquisition of fixed assets	(205)	—
Change in restricted cash	7	(7)
Proceeds from sales of marketable securities	174	—
Proceeds from sales of Partner Company ownership interests	2,607	3,205
Acquisitions of ownership interests in Partner Companies	(5,545)	(33,388)
Increase in cash due to consolidation of Partner Company	—	2,553

Cash flows provided by (used in) investing activities	(4,717)	(28,356)

Financing Activities
Long-term debt and capital lease obligations, net	(87)	(573)
Purchase of treasury stock	(370)	—
Other financing activities, net	(67)	—

Cash flows provided by (used in) financing activities	(524)	(573)
Net increase (decrease) in Cash and Cash Equivalents	(12,760)	(39,158)
Effect of exchange rates on cash	427	2
Cash and Cash Equivalents at beginning of period	89,295	82,031

Cash and Cash Equivalents at the end of period	$76,962	$42,875

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
2. Significant Accounting Policies
Basis of Presentation
The accompanying Consolidated Financial Statements are unaudited and, in the opinion of management, include all adjustments consisting only of normal and recurring adjustments necessary for a fair presentation of the results for these interim periods. These Consolidated Financial Statements should be read in connection with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Results of operations for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results of operations expected for the full year.
The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. The Consolidated Financial Statements also include the following majority-owned subsidiaries for all or a portion of the periods indicated, each of which has been consolidated since the date the Company acquired majority voting control (collectively, the “Consolidated Subsidiaries”):

Three and Six Months Ended June 30,
2009	2008
ICG Commerce	ICG Commerce
Investor Force	Investor Force
Vcommerce	Vcommerce(1)
The Consolidated Balance Sheets include the following majority-owned subsidiaries at June 30, 2009 and December 31, 2008:

June 30, 2009	December 31, 2008
ICG Commerce	ICG Commerce
Investor Force	Investor Force
Vcommerce	Vcommerce(1)

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
Equity Method. Partner companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to a partner company depends on an evaluation of several factors, including, among others, representation on the partner company’s board of directors and ownership level, which is generally between a 20% and a 50% interest in the voting securities of the partner company, as well as voting rights associated with the Company’s holdings in common stock, preferred stock and other convertible instruments in the partner company. Under the equity method of accounting, a partner company’s accounts are not reflected within the Company’s Consolidated Balance Sheets and Statements of Operations. The Company’s share of the earnings or losses of the partner company, as well as any adjustments resulting from prior period finalizations of equity income/losses, are reflected in the caption “Equity loss” in the Consolidated Statements of Operations. For the three and six months ended June 30, 2009, those prior period adjustments are not material. The carrying value of equity method partner companies is reflected in “Ownership interests in partner companies” in the Company’s Consolidated Balance Sheets.
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

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. Significant Accounting Policies — (Continued)
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. These estimates include evaluation of the Company’s holdings in its partner companies, holdings in marketable securities, asset impairment, revenue recognition, income taxes and commitments and contingencies. These estimates and assumptions are based on management’s best judgments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. Volatile equity markets and reductions in information technology spending have combined to increase the uncertainty inherent in such estimates and assumptions. It is reasonably possible that the Company’s accounting estimates with respect to the useful life of intangible assets and the ultimate recoverability of ownership interests in partner companies and goodwill could change in the near term and that the effect of such changes on the financial statements could be material. The Company believes the recorded amount of ownership interests in partner companies and goodwill is not impaired at June 30, 2009.
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
The Company’s policy is to perform ongoing business reviews for all partner companies and goodwill impairment tests annually in the fourth quarter of each fiscal year or more frequently if conditions warrant. The Company recorded total impairments of $23.2 million during the fourth quarter of fiscal year 2008. Of this amount, $8.3 million was related to the impairment of goodwill, and the remaining $14.9 million was a reduction to our basis in certain partner companies. During the three and six months ended June 30, 2009, the Company recorded additional impairments of $3.8 million and $4.3 million, respectively. Of these amounts, $3.8 million was related to the impairment of goodwill associated with Vcommerce during the second quarter and the remaining $0.5 million was an impairment to the basis in one of our equity method partner companies recorded in the first quarter. At June 30, 2009, the Company’s carrying value of its ownership interests in partner companies totaled $81.4 million, goodwill totaled $22.9 million and intangibles, net, which are included in “Other assets, net” on the Company’s Consolidated Balance Sheets, totaled $0.7 million. See Note 3 for additional information regarding our ownership interest in partner companies, goodwill and related impairment.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. Significant Accounting Policies — (Continued)
Concentration of Customer Base and Credit Risk
For the three months ended June 30, 2009, two customers of ICG Commerce, The Hertz Corporation (“Hertz”) and Kimberly-Clark Corporation (“Kimberly-Clark”), represented approximately 14% and 13%, respectively, of ICG’s consolidated revenue. For the six months ended June 30, 2009, those customers each represented approximately 14% of ICG’s consolidated revenue. For the three months ended June 30, 2008, each of those customers represented approximately 18% of ICG’s consolidated revenue. For the six months ended June 30, 2008, Hertz and Kimberly-Clark represented approximately 18% and 19%, respectively, of ICG’s consolidated revenue. Accounts receivable from Hertz and Kimberly-Clark as of June 30, 2009 were $2.4 million and $1.2 million, respectively. Accounts receivable from Hertz and Kimberly-Clark as of December 31, 2008 were $1.3 million and $0.7 million, respectively. The accounts receivable balances as of June 30, 2009 for these customers include $0.5 million and $0.1 million, respectively, of unbilled accounts receivable. The accounts receivable balances as of December 31, 2008 for these customers include $1.2 million and $0.3 million, respectively, of unbilled accounts receivable.
Recent Accounting Pronouncements
The Financial Accounting Standards Board (“FASB”) launched the FASB Accounting Standards Codification (the “Codification”) on July 1, 2009, as the single source of authoritative nongovernmental GAAP, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. The Codification is effective for interim and annual periods ending after September 15, 2009 and will impact the disclosures included in the Company’s financial statements beginning with the interim period ending September 30, 2009, at which point all references to authoritative accounting literature will be consistent with the Codification.
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141R”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 141R and SFAS No. 160 require most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both statements were effective for the Company beginning on January 1, 2009. Accordingly, SFAS No. 141R will be applied by the Company to business combinations occurring on or after January 1, 2009. SFAS No. 160 is being applied prospectively to all noncontrolling interests, including any that arose before the effective date. The adoption of SFAS No. 141R and SFAS No. 160 did not have any material impact on the Company’s consolidated financial statements other than the presentation of noncontrolling interests in the Company’s consolidated financial statements. See Note 3, subsection “Other Consolidated Company Information.”
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133, ‘Accounting for Derivatives and Hedging Activities’” (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable financial statement users to better understand the effects of derivatives and hedging on an entity’s financial position, financial performance and cash flows. The provisions of SFAS No. 161 were effective for the Company for interim periods and fiscal years beginning January 1, 2009. The adoption of SFAS No. 161 did not have a material impact on the Company’s consolidated financial statements.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. Significant Accounting Policies — (Continued)
In June 2008, the FASB ratified EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF No. 07-5”). The consensus clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The adoption of EITF No. 07-5 on January 1, 2009 did not have a material impact on the Company’s consolidated financial statements.
In November 2008, the FASB ratified EITF No. 08-6 “Equity Method Investment Accounting Considerations” (“EITF No. 08-6”), which clarifies how to account for certain transactions involving equity method investments. The initial measurement, decreases in value and changes in the level of ownership of the equity method investment are addressed. EITF No. 08-6 was effective for the Company beginning on January 1, 2009, consistent with the effective dates of SFAS No. 141R and SFAS No. 160. EITF No. 08-6 will be applied prospectively. The adoption of EITF No. 08-6 did not have a material impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued final staff position (“FSP”) SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP requires disclosures of fair value for any financial instruments not currently reflected at fair value on the balance sheet for all interim periods. This FSP was effective for the Company for the interim period ended June 30, 2009 and is being applied prospectively. The adoption of this FSP did not have a material impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other Than Temporary Impairments.” This FSP is intended to bring greater consistency to the timing of impairment recognition and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. This FSP also requires increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. This FSP was effective for the Company for the interim period ended June 30, 2009 and is being applied prospectively. The adoption of this FSP did not have a material impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP SFAS 157-4”). FSP SFAS 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. FSP SFAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP SFAS 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. FSP SFAS 157-4 was effective for the Company for the interim period ended June 30, 2009. The adoption of FSP SFAS 157-4 did not have a material impact on the Company’s consolidated financial statements.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS No. 165 establishes that entities must evaluate subsequent events through the date the financial statements are issued, the circumstances under which a subsequent event should be recognized, and the circumstances for which a subsequent event should be disclosed. It also requires the Company to disclose the date through which subsequent events were evaluated. The adoption of SFAS No.165 did not have a material impact on the Company’s consolidated financial statements. The Company evaluated subsequent events through August 7, 2009, the date the consolidated financial statements as of and for the period ended June 30, 2009, were issued.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”), which amends FIN 46(R), “Consolidation of Variable Interest Entities” to require former “qualifying special-purpose entities” to be evaluated for consolidation and also changes the approach to determining a variable interest entity’s primary beneficiary and the frequency with which reassessments of this determination should be made. SFAS No. 167 also requires additional disclosures related to these items. SFAS No. 167 will be effective for the Company beginning on January 1, 2010. The Company is currently evaluating the impact SFAS No. 167 will have on its consolidated financial statements.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Ownership Interests in Partner Companies and Goodwill
The following table summarizes the Company’s ownership interests in partner companies:

	June 30,	December 31,
	2009	2008
	(in thousands)
Ownership interests in partner companies — Equity Method	$80,879	$83,751
Ownership interests in partner companies — Cost Method	537	—

	$81,416	$83,751

During the six months ended June 30, 2008, ClickEquations, which was previously accounted for under the cost method, became an equity method company due to the Company’s increased ownership through its participation in a financing round. Periods prior to 2008 have not been restated to reflect prior equity losses from the Company’s original acquisition of an interest in ClickEquations, since that interest was immaterial to the Company.
The following table summarizes the Company’s goodwill in partner companies:

(in thousands)
Goodwill at December 31, 2008	$26,658
Impairment of Vcommerce	(3,750)

Goodwill at June 30, 2009	$22,908

As of June 30, 2009 and December 31, 2008, all of the Company’s goodwill was allocated to the core reporting segment.
Acquisitions — Consolidated Companies
Effective May 1, 2008, in connection with the Company’s purchase of stock in Vcommerce in December 2006, the Company received additional shares of Vcommerce stock. Following the Company’s receipt of these additional shares, the Company is accounting for Vcommerce, which was previously accounted for under the equity method, under the consolidation method. As of April 30, 2008, the carrying value of Vcommerce was $15.2 million. The purchase price, including the carrying value of Vcommerce previously accounted for under the equity method, has been allocated to the assets and liabilities based on their respective fair values at the date of the acquisition. The assets and liabilities were allocated as follows: $17.9 million of goodwill; $0.9 million of intangibles; and $3.6 million of net liabilities.
Impairments — Consolidated Companies
During the three months ended June 30, 2009, the Company concluded that the estimated fair value of Vcommerce had declined. Accordingly, the Company performed its goodwill impairment testing in accordance with SFAS No. 142 and determined that an impairment of goodwill of $3.8 million was required.
Other Consolidated Company Information
The Company adopted SFAS No. 160 on January 1, 2009. This standard requires the pro forma disclosure of consolidated net income (loss) attributable to the parent company and pro forma earnings (loss) per share as if the Company had continued to apply the guidance in Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” The losses attributed to the noncontrolling interest that resulted in a deficit noncontrolling interest balance for the three and six months ended June 30, 2009 were $0.5 million and $0.9 million, respectively. Accordingly, had the Company recorded 100% of these losses, the Company’s “Net income (loss) attributable to Internet Capital Group, Inc.” on its Consolidated Statements of Operations would have been $9.0 million and $20.5 million in the respective periods. The Company’s “Net income (loss) attributable to Internet Capital Group, Inc.” per basic and diluted share would have been $(0.25) and $(0.56) for the three and six months ended June 30, 2009, respectively, had the Company recorded 100% of these losses.
Equity Method Companies
The following unaudited summarized financial information relates to the Company’s partner companies accounted for under the equity method of accounting at June 30, 2009 and December 31, 2008. This aggregate information has been compiled from the financial statements and capitalization tables of the respective equity method partner companies.

	Approximate Voting Ownership:
Equity Method Partner Company	June 30, 2009	December 31, 2008

Channel Intelligence	46%	46%
ClickEquations	30%	30%
Freeborders	31%	31%
GoIndustry	29%	29%
Metastorm	32%	32%
StarCite	35%	34%
WhiteFence	36%	36%

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Ownership Interests in Partner Companies and Goodwill — (Continued)
Balance Sheets (Unaudited)

	June 30, 2009 (1)	December 31, 2008 (1)
	(in thousands)
Cash, cash equivalents and short-term investments	$44,020	$40,933
Other current assets	58,201	76,049
Other non-current assets	165,844	177,375

Total assets	$268,065	$294,357

Current liabilities	$119,677	$129,422
Non-current liabilities	9,895	4,549
Long-term debt	15,087	6,052
Stockholders’ equity	123,406	154,334

Total liabilities and stockholders’ equity	$268,065	$294,357

Total carrying value	$80,879	$83,751

(1)	Includes Channel Intelligence, ClickEquations, Freeborders, GoIndustry, Metastorm, StarCite and WhiteFence.
At June 30, 2009, the Company’s carrying value in equity method partner companies in the aggregate exceeded the Company’s share of net assets of these equity partner companies by approximately $41.2 million. This excess is allocated $32.0 million to goodwill, which is not amortized, and $9.2 million to intangibles, which are generally amortized over a range of 3 to 7 years. Amortization expense associated with these intangibles was $0.5 million and $1.0 million for the three and six months ended June 30, 2009, respectively, and $0.4 million and $0.6 million for the three and six months ended June 30, 2008, respectively. This amortization expense is included in the line item “Equity loss excluding impairments” in the following table and in the line item “Equity loss” on the Company’s Consolidated Statements of Operations.
Results of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009 (1)	2008 (2)	2009 (1)	2008 (2)
	(in thousands)		(in thousands)
Revenue	$57,380	$61,922	$112,601	$114,449

Net income (loss)	$(6,984)	$(19,743)	$(17,433)	$(38,144)

Equity loss excluding impairments	$(2,924)	$(4,741)	$(7,333)	$(11,822)
Impairment charge of GoIndustry	—	—	(544)	—

Total equity loss	$(2,924)	$(4,741)	$(7,877)	$(11,822)

(1)	Includes Channel Intelligence, ClickEquations, Freeborders, GoIndustry, Metastorm, StarCite and WhiteFence.

(2)	Includes Channel Intelligence, ClickEquations, Freeborders, GoIndustry, Metastorm, StarCite,Vcommerce (to date of consolidation) and White Fence.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Ownership Interests in Partner Companies and Goodwill — (Continued)
Other Equity Company Information
In February 2008, GoIndustry issued equity in conjunction with a financing and an acquisition transaction. In conjunction with the financing, the Company purchased an additional 52,690,950 shares of GoIndustry in exchange for approximately $10.5 million. In connection with the acquisition of DoveBid, Inc., GoIndustry issued additional shares of stock. As a result of these transactions, the Company’s ownership in GoIndustry was diluted from approximately 31% to approximately 29%. The reduction in the Company’s ownership interest in GoIndustry was accounted for as a disposition of shares and resulted in a dilution loss for accounting purposes. The dilution loss totaled $1.3 million and was recorded as an equity transaction with a decrease to additional paid-in capital during the three months ended March 31, 2008. In January 2009, the Company purchased $1.4 million of convertible long-term notes from GoIndustry. At June 30, 2009 and 2008, the Company owned 133,832,852 shares of GoIndustry, or approximately 29% of the outstanding shares. Due to the Company’s 29% ownership, GoIndustry is accounted for under the equity method.
As of March 31, 2009, due to declines in the fair value of GoIndustry, the Company recorded an additional impairment charge of $0.5 million to reduce our basis in this partner company. As of June 30, 2009, no further impairment was required.
In February 2009, the Company entered into certain arrangements to guarantee approximately $3.6 million of debt for StarCite. This amount, which had been placed in an escrow account at the time of the arrangement, was classified as restricted cash as of March 31, 2009. In May 2009, the Company repaid the underlying debt in full and became entitled to receive additional ownership interest in StarCite. Accordingly, the Company increased its ownership in the partner company to 35% as of June 30, 2009 from 34% as of March 31, 2009, and decreased restricted cash by the amount paid. The Company has made a preliminary allocation of this purchase price and is in the process of finalizing its purchase price allocation for this transaction.
Escrow Information
As of June 30, 2009, the Company has outstanding aggregate contingent gains of approximately $3.0 million associated with escrowed proceeds from sales of prior equity method partner companies. Additionally, the Company has outstanding 60,440 shares of IntercontinentalExchange, Inc. (“ICE”) common stock, valued at approximately $6.9 million based on the June 30, 2009 closing stock price of ICE’s common stock, being held in escrow. These share escrows primarily relate to sale consideration that was set aside to satisfy potential purchase price adjustments and/or potential indemnity claims in connection with the sale of Creditex Group, Inc. (“Creditex”) to ICE on August 29, 2008. During the three months ended June 30, 2009, the Company received a distribution of approximately $1.2 million of previously escrowed funds related to the Company’s former partner company, Marketron International, Inc. (“Marketron”). The release of additional escrowed proceeds, if any, to the Company would result in additional gains at the time the Company is entitled to such proceeds, the amount is fixed or determinable and realization is assured, which is anticipated to occur at various times between June 2010 and August 2012.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. Marketable Securities and Related Derivatives
Marketable securities represent the Company’s holdings in publicly-traded equity securities accounted for under the cost method of accounting. At June 30, 2009, the Company held a noncontrolling interest in Blackboard, Inc. (“Blackboard”), which is traded on the NASDAQ Global Market. The cost, unrealized holding gains/(losses), and fair value of marketable securities at June 30, 2009 and December 31, 2008 were as follows:

			Unrealized
	Common Shares		Holding
	Owned	Cost	Gains/(Losses)	Fair Value
		(in thousands, except shares)

June 30, 2009
Blackboard	2,187,060	$3,162	$59,957	$63,119

December 31, 2008
Blackboard	2,187,060	$3,162	$54,205	$57,367

The amounts reflected as the Company’s cost for Blackboard include the carrying value on the date the partner company converted to marketable securities and the value of warrants exercised.
The Company manages its exposure to and benefits from price fluctuations of Blackboard common stock by using derivative securities or hedges. Although these instruments are derivative securities, their economic risks are similar to, and managed on the same basis as, risks of the Blackboard shares the Company holds. Through June 30, 2009, the Company has entered into cashless collar contracts with various expiration dates in 2010 to hedge 1,625,000 shares of its total holdings of 2,187,060 shares of Blackboard common stock at weighted average minimum and maximum prices per share of $24.27 and $56.35, respectively.
These instruments are marked to market through earnings each period. The mark-to-market impact is reflected in “Other income (loss), net” for the appropriate period on the Company’s Consolidated Statement of Operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Unrealized gain (loss) on mark to market of hedges	$894	$(3,452)	$(2,557)	$2,228
The income or loss is primarily driven by the change in the closing price of Blackboard stock from the beginning of the quarter to the end of the quarter. The price per share is reflected in the table below as reported by the NASDAQ Global Market:

	Quarter Ended
	December 31,	March 31,	June 30,	December 31,	March 31,	June 30,
	2007	2008	2008	2008	2009	2009
Blackboard closing stock price	$40.25	$33.33	$38.23	$26.23	$31.74	$28.86
In future quarters, the mark-to-market impact will generally be an expense, if Blackboard’s stock price rises, or income, if Blackboard’s stock price declines, during the relevant quarter. If the Company holds these hedges through their maturity dates and Blackboard’s stock price remains within the weighted average minimum and maximum prices per share, the value of the hedges will be zero at maturity.
The fair value of these instruments was an asset of $4.0 million at June 30, 2009 and $6.5 million at December 31, 2008, respectively, each of which is included in “Hedges of marketable securities” on the Company’s Consolidated Balance Sheets. See Note 5, “Financial Instruments.”

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5. Financial Instruments
Derivative Financial Instruments
The Company utilizes derivative financial instruments, the Blackboard security hedges and forward exchange contracts, to manage its exposure to and benefits from price fluctuations of Blackboard common stock and foreign currency risk, respectively. The cashless collar contracts related to Blackboard common stock are discussed in Note 4, “Marketable Securities and Related Derivatives.” In addition, during the three months ended June 30, 2009, ICG Commerce purchased a put option for €1.9 million to mitigate the risk of currency fluctuations at ICG Commerce’s operations in the United Kingdom and Europe.
The following table presents the classifications and fair values of our derivative instruments as of June 30, 2009:
Consolidated Balance Sheets

Derivatives	Classification	June 30, 2009	December 31, 2008
		(in thousands)
Cashless collar contracts	Hedges of marketable securities	$3,994	$6,551
Foreign exchange put option	Other assets, net	$5	$—
The following table presents the mark-to-market impact on earnings resulting from our hedging activities for the periods ended June 30, 2009 and 2008:
Consolidated Statements of Operations

		Three Months Ended		Six Months Ended
Derivatives	Classification	June 30,		June 30,
		(in thousands)
		2009	2008	2009	2008
Cashless collar contracts	Other income (loss), net	$894	$(3,452)	$(2,557)	$2,228
Foreign exchange put option	Other income (loss), net	$(28)	$—	$(28)	$—
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
The fair value of the Company’s financial assets measured at fair value on a recurring basis were as follows:

	Balance at
	June 30,
	2009	Level 1	Level 2		Level 3
	(in thousands)
Cash equivalents (Money market accounts)	$70,290	$70,290	$—		$—
Marketable securities (see Note 4)	63,119	63,119	—		—
Hedges of marketable securities (see Note 5)	3,994	—	3,994	(a)	—
Hedges of foreign currency risk (see Note 5)	5	—	5	(a)	—

	$137,408	$133,409	$3,999		$—

(a)
The Company’s respective counterparties under these arrangements provide the Company with quarterly statements of the market values of these instruments based on significant inputs that are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6. Debt
Other Long-Term Debt
The Company’s other long-term debt at June 30, 2009 of $4.2 million relates to its consolidated partner companies, primarily Vcommerce. The long-term debt is due as follows: $0.4 million is classified as short-term and is due within one year, and the remaining $3.8 million is due through 2013.
Loan and Credit Agreements
On September 30, 2002, the Company entered into a loan agreement with Comerica Bank (the “Loan Agreement”) to provide for the issuance of letters of credit up to $20.0 million, subject to a cash-secured borrowing base as defined by the Loan Agreement. The Loan Agreement was reduced to $10.0 million in 2004. In December 2008, the Loan Agreement was extended to December 12, 2009. Issuance fees of 0.50% per annum of the face amount of each letter of credit will be paid to Comerica Bank subsequent to issuance. The Loan Agreement also is subject to a 0.25% per annum unused commitment fee payable to the bank quarterly. No amounts (letters of credit) were outstanding at June 30, 2009 or December 31, 2008.
On May 8, 2008, the Company entered into a series of loan agreements with Credit Suisse Capital LLC. Pursuant to these agreements, the Company may, from time to time, borrow funds secured by the cashless collar contracts that the Company previously entered into with respect to 1,625,000 of its shares of Blackboard common stock. The loans bear interest, which is payable quarterly in arrears, at the three-month U.S. dollar LIBOR rate, computed on the basis of a 30-day month and a 360-day year. This interest rate resets on the first day of each calendar quarter. The maturity of each of the loans corresponds with the expiration of the underlying cashless collar contract. Accordingly, the maturity dates of the loans range from March 15, 2010 to October 15, 2010. The maximum borrowing capacity under each of the loan agreements equals the present value of the minimum value of the underlying cashless collar contract, computed using the three month U. S. dollar LIBOR rate. The aggregate maximum borrowing capacity under the loan agreements is approximately $39.2 million as of June 30, 2009. The Company has not drawn any amounts under the loan agreements to date.
On August 29, 2008, ICG Commerce and a number of its wholly-owned subsidiaries entered into a loan agreement with PNC Bank, pursuant to which ICG Commerce and such subsidiaries may borrow up to $10.0 million under a revolving line of credit. The line of credit matures on December 31, 2009 and is secured by the assets of the borrowing companies. Interest on any outstanding amounts is computed at a rate to be selected by ICG Commerce at the end of each interest period from the following: (1) a one, two, three or six-month eurodollar LIBOR rate plus either 175 or 200 basis points, depending on the then-current debt-to-EBITDA ratio of the borrowing companies, and (2) PNC Bank’s prime rate minus either 100 or 75 basis points, depending on the then-current debt-to-EBITDA ratio of the borrowing companies. The loan agreement also provides for the issuance by the bank of letters of credit, subject to specified fees and other terms. The loan agreement is subject to a 0.25% per annum unused commitment fee that is payable to the bank quarterly. As of June 30, 2009, ICG Commerce had a total borrowing capacity of $9.9 million with interest rates between 2.06% and 2.86%. The $0.1 million that is not available at June 30, 2009 relates to a letter of credit that uses a portion of the revolving line of credit and is being held by PNC Bank in accordance with certain provisions of ICG Commerce’s lease agreement.

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
Approximately 10% of the Company’s consolidated revenues for the three and six months ended June 30, 2009, respectively, relate to sales generated in the United Kingdom. Approximately 15% and 13% of the Company’s consolidated revenues for the three and six months ended June 30, 2008, respectively, related to sales generated in the United Kingdom. The remaining consolidated revenues for the three and six months ended June 30, 2009 and 2008 primarily relate to sales generated in the United States. As of June 30, 2009 and December 31, 2008, the Company’s assets were located primarily in the United States.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7.	Segment Information — (Continued)
The following summarizes selected information related to the Company’s segments for the respective periods. All significant intersegment activity has been eliminated. Assets are owned or allocated assets used by each reporting segment.
Segment Information
(in thousands)

		Other	Total	Reconciling Items		Consolidated
	Core	Holdings	Segment	Corporate	Other*	Results
Three Months Ended June 30, 2009
Revenues	$22,077	$—	$22,077	$—	$—	$22,077
Net income (loss)	$(1,725)	$(635)	$(2,360)	$(4,215)	$(1,974)	$(8,549)

Three Months Ended June 30, 2008
Revenues	$17,581	$—	$17,581	$—	$—	$17,581
Net income (loss)	$(6,102)	$168	$(5,934)	$(5,370)	$(991)	$(12,295)

Six Months Ended June 30, 2009
Revenues	$43,729	$—	$43,729	$—	$—	$43,729
Net income (loss)	$(4,298)	$(1,760)	$(6,058)	$(8,691)	$(4,805)	$(19,554)

Six Months Ended June 30, 2008
Revenues	$33,603	$—	$33,603	$—	$—	$33,603
Net income (loss)	$(12,202)	$(934)	$(13,136)	$(10,044)	$4,332	$(18,848)

	Three Months Ended June 30,		Six Months Ended June 30,
*	2009	2008	2009	2008
Corporate other income (loss) (Note 9)	$2,113	$(407)	$218	$5,446
Noncontrolling interest	(337)	(584)	(729)	(1,114)
Impairment of GoIndustry (Other Holdings) (Note 3)	—	—	(544)	—
Impairment of Vcommerce (Core) (Note 3)	(3,750)	—	(3,750)	—

	$(1,974)	$(991)	$(4,805)	$4,332

		Other	Total			Consolidated
	Core	Holdings	Segment	Corporate	Other	Results

Assets as of:
June 30, 2009	$134,076	$8,042	$142,118	$126,597	$—	$268,715

Assets as of:
December 31, 2008	$138,374	$8,281	$146,655	$138,925	$—	$285,580

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8. Parent Company Financial Information
Parent company financial information is provided to present the financial position and results of operations of the Company and its wholly-owned subsidiaries as if the partner companies accounted for under the consolidation method of accounting were accounted for under the equity method of accounting for all applicable periods presented. The Company’s share of the consolidated partner companies’ losses is included in “Equity loss” in the parent company Statements of Operations for all periods presented based on the Company’s ownership percentage in each period. The carrying value of the consolidated companies as of June 30, 2009 and December 31, 2008 is included in “Ownership interests in partner companies” in the parent company balance sheets.
Parent Company Balance Sheets

	As of June 30, 2009	As of December 31, 2008
	(in thousands)
Assets
Cash and cash equivalents	$58,520	$73,208
Other current assets	668	1,405

Current assets	59,188	74,613
Ownership interests in partner companies	112,440	113,395
Marketable securities	63,119	57,367
Hedges of marketable securities	3,994	6,551
Other	296	394

Total assets	$239,037	$252,320

Liabilities and stockholders’ equity
Current liabilities	$3,177	$4,011
Non-current liabilities	356	898
Stockholders’ equity	235,504	247,411

Total liabilities and stockholders’ equity	$239,037	$252,320

Parent Company Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(unaudited)
	(in thousands)
Revenues	$—	$—	$—	$—
Operating expenses
General and administrative	4,305	5,717	8,905	11,149
Impairment related and other	3,750	—	3,750	—

Total operating expenses	8,055	5,717	12,655	11,149

	(8,055)	(5,717)	(12,655)	(11,149)
Other income (loss), net	2,113	(407)	218	5,446
Interest income (expense), net	90	347	214	1,105

Income (loss) before income taxes and equity loss	(5,852)	(5,777)	(12,223)	(4,598)
Equity loss	(2,697)	(6,518)	(7,331)	(14,250)

Net income (loss)	$(8,549)	$(12,295)	$(19,554)	$(18,848)

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8. Parent Company Financial Information — (Continued)
Parent Company Statements of Cash Flows

	Six Months Ended June 30,
	2009	2008
	(in thousands)
Operating Activities
Net income (loss)	$(19,554)	$(18,848)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	55	69
Equity-based compensation	2,226	3,396
Equity loss	7,331	14,250
Other (income) loss	(218)	(5,446)
Impairment related and other	3,750	—
Changes in assets and liabilities, net of effect of acquisitions:
Prepaid expenses and other assets	737	1,173
Accounts payable	(5)	51
Accrued expenses	162	(514)
Accrued compensation and benefits	(1,481)	(1,043)
Other liabilities	(50)	—

Cash provided by (used in) operating activities	(7,047)	(6,912)
Investing Activities
Capital expenditures, net	(7)	(10)
Proceeds from sales of marketable securities	174	—
Proceeds from sales of ownership interests in partner companies	2,607	3,205
Acquisitions of ownership interests in partner companies, net	(10,045)	(36,588)

Cash provided by (used in) investing activities	(7,271)	(33,393)
Financing Activities
Purchase of treasury stock	(370)	—

Cash provided by (used in) financing activities	(370)	—

Net increase (decrease) in cash and cash equivalents	(14,688)	(40,305)
Cash and cash equivalents at beginning of period	73,208	69,125

Cash and cash equivalents at end of period	$58,520	$28,820

9. Other Income (Loss)
Other Income (Loss), net
Other income (loss), net consists of the effect of transactions and other events relating to the Company’s ownership interests in its partner companies and its operations in general.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Gain on sale of Creditex	$—	$—	$430	$—
Unrealized gain (loss) on mark-to-market of hedges (Note 4)	894	(3,452)	(2,557)	2,228
Gains on sales/distributions of ownership interests in partner companies	1,219	3,031	2,177	3,205
Realized gains (losses) on marketable securities	—	—	174	—
Other	—	14	(6)	13

	2,113	(407)	218	5,446
Total other income (loss) for consolidated partner companies	1,133	48	781	42

	$3,246	$(359)	$999	$5,488

During the six months ended June 30, 2009, the Company received an additional 7,549 shares of ICE common stock in connection with a post-merger closing-related adjustment for the acquisition of Creditex by ICE in August 2008. The value of these shares on the date on which they were received was $0.4 million, which is included in “Gain on sale of Creditex” in the above table. The amount of proceeds received by the Company from the subsequent sale of these securities in excess of their initial value is included above in “Realized gains (losses) on marketable securities.”

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9. Other Income (Loss) — (Continued)
During the three and six months ended June 30, 2009, the Company recorded gains of approximately $1.2 million and $2.2 million, respectively, related to distributions of various ownership interests, including the release of approximately $1.2 million of escrowed proceeds related to Marketron. These gains are included in “Gains on sales/distributions of ownership interests in partner companies.”
During the three and six months ended June 30, 2009, ICG Commerce recorded foreign currency gains of approximately $1.1 million and $0.8 million, respectively, related to changes in exchange rates associated with their operations in the United Kingdom and Europe.
10. Income Taxes
The parent company files a consolidated federal income tax return with Investor Force. Together, excluding the loss for the six months ended June 30, 2009, the parent company and Investor Force had federal net operating loss carry-forwards of approximately $500.9 million. They also had combined capital loss carry-forwards of approximately $366.5 million that may be used to offset future capital gains. These net operating loss and capital loss carry-forwards, as well as certain other deferred tax assets, are subject to significant limitations on their utilization due to an ownership change, as defined in Section 382 of the Internal Revenue Code. The annual limitation on the utilization of these carry-forwards is approximately $14.5 million. These net operating loss carry-forwards expire between 2015 and 2024, and the capital loss carry-forwards expire between 2009 and 2013. Additional limitations on the utilization of these carry-forwards may be imposed if they experience another ownership change.
The parent company’s and Investor Force’s combined net deferred tax asset of $439.0 million at June 30, 2009 consists of deferred tax assets of $461.4 million, relating primarily to partner company basis differences, capital and net operating loss carry-forwards, offset by deferred tax liabilities of $22.4 million, primarily related to unrealized appreciation in available for sale securities. A full valuation allowance has been recorded against the net deferred tax assets.
The Internal Revenue Service is auditing the parent company’s consolidated federal income tax returns for the years ended December 31, 2005 and December 31, 2007. The statute of limitations for the year ended December 31, 2005 has been extended to September 15, 2010.
ICG Commerce recorded tax expense at an effective annual rate of 15.9% and 7.3% for the three and six months ended June 30, 2009, respectively. This rate differs from the federal statutory rate of 34% primarily due to the utilization of net operating losses. ICG Commerce also recorded a $0.3 million tax benefit in the six months ended June 30, 2009 for a foreign tax refund received as a result of the allowance of the utilization of net operating losses that previously had been disallowed. For the three and six months ended June 30, 2008, ICG Commerce recorded tax expense at an effective annual rate of 12.6% and 8.4%, respectively. This rate differs from the federal statutory rate of 34% primarily due to the utilization of net operating losses.
At December 31, 2008, ICG Commerce had federal net operating losses of approximately $164.0 million. Due to an ownership change experienced by ICG Commerce, a majority of these net operating losses, as well as certain other deferred tax assets, are subject to significant limitations on their utilization. ICG Commerce had a net deferred tax asset as of December 31, 2008 of approximately $63.7 million, comprised primarily of net operating losses. A full valuation allowance was recorded against the net deferred tax asset.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11. Equity-Based Compensation
Equity-based compensation for the three and six months ended June 30, 2009 and 2008 is primarily included in “Selling, general and administrative” on the Company’s Consolidated Statements of Operations for their respective periods. The following table provides additional information related to the Company’s equity-based compensation:

						Weighted Average
					Unrecognized	Years Remaining of
	Three Months Ended		Six Months Ended		Equity-Based	Equity-Based
	June 30,		June 30,		Compensation at	Compensation Expense
	2009	2008	2009	2008	June 30, 2009	at June 30, 2009
	(in thousands, except weighted average years)
SARs*	$993	$987	$1,986	$1,974	$2,061	2.6
Stock Options	—	9	3	17	1	3.4
Restricted Stock	18	494	36	1,032	135	2.2
DSUs**	36	78	101	163	96	0.7

Equity-Based Compensation	$1,047	$1,568	$2,126	$3,186	$2,293
Equity-Based Compensation for Consolidated Partner Companies	150	228	369	373	1,127	2.0

Equity-Based Compensation	$1,197	$1,796	$2,495	$3,559	$3,420

*	Stock Appreciation Rights (“SARs”).

**	Deferred Stock Units (“DSUs”).
During the six months ended June 30, 2009, the Company issued 36,000 DSUs to the Company’s non-management directors under the Non-Management Director Compensation Plan that will vest in the first quarter of 2010. These DSUs were valued at $0.1 million.
During the three and six months ended June 30, 2009, the Company issued 11,728 DSUs and 20,531 DSUs, respectively, in lieu of cash, which vested immediately to the Company’s non-management directors for services provided to the Company’s Board of Directors and its committees. The expense of $0.1 million for both the three and six months ended June 30, 2009 and the expense of $0.1 million and $0.2 million for the three and six months ended June 30, 2008, respectively, associated with the quarterly grants for service is included in “Selling, general and administrative” on the Company’s Consolidated Statements of Operations, but is not included in the “Equity-Based Compensation” table above.
12. Net Income (Loss) per Share
The calculations of net income (loss) per share were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands, except per share data)
Basic and Diluted:
Net income (loss) attributable to Internet Capital Group, Inc.	$(8,549)	$(12,295)	$(19,554)	$(18,848)

Basic and Diluted:
Net income (loss) attributable to Internet Capital Group, Inc. per share	$(0.23)	$(0.32)	$(0.53)	$(0.49)

Basic and diluted weighted average common shares outstanding	36,666	38,383	36,671	38,302

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12. Net Income (Loss) per Share — (Continued)
The following dilutive securities were not included in the computation of diluted net loss per share because their effect would have been anti-dilutive:

		Weighted Average
	Shares	Price Per Share

Three Months Ended June 30, 2009
SARs	3,870,370	$7.65
Stock options	569,454	$34.56
Restricted stock	14,800	$—
Deferred stock units	36,000	$—

Six Months Ended June 30, 2009
SARs	3,870,370	$7.65
Stock options	569,454	$34.56
Restricted stock	14,800	$—
Deferred stock units	36,000	$—

Three Months Ended June 30, 2008
SARs	3,549,688	$7.58
Stock options	637,204	$37.13
Restricted stock	283,782	$—
Deferred stock units	36,000	$—
Warrants	12,500	$6.00

Six Months Ended June 30, 2008
SARs	3,549,688	$7.58
Stock options	637,204	$37.13
Restricted stock	283,782	$—
Deferred stock units	36,000	$—
Warrants	12,500	$6.00
13. Comprehensive Income (Loss)
Comprehensive income (loss) is the change in equity of a business enterprise during a period resulting from transactions and other events and circumstances from non-owner sources. Excluding net loss, the Company’s primary source of comprehensive loss is net unrealized holding gains (losses) related to its marketable securities. The following table summarizes the components of comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(unaudited)
	(in thousands)

Net income (loss) attributable to Internet Capital Group, Inc.	$(8,549)	$(12,295)	$(19,554)	$(18,848)
Other comprehensive income (loss):
Unrealized holding gains (losses) in marketable securities	(6,299)	10,717	5,925	(4,417)
Realized net gains on marketable securities	—	—	(174)	—
Other accumulated other comprehensive income (loss)	(103)	(9)	(88)	(9)

Comprehensive income (loss)	$(14,951)	$(1,587)	$(13,891)	$(23,274)

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
14. Share Repurchase Program
On July 31, 2008, the Company announced the approval by its Board of Directors of a share repurchase program under which the Company could repurchase, from time to time, up to $20.0 million of shares of Common Stock in the open market, in privately negotiated transactions or pursuant to trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act. On December 12, 2008, the Board of Directors approved a $5.0 million expansion of this program, allowing the Company to repurchase up to $25.0 million of shares of Common Stock. During the six months ended June 30, 2009, the Company repurchased a total of 92,242 shares of Common Stock at an average purchase price of $3.97 per share. These repurchases are reflected in “Treasury stock, at cost” as a reduction of Stockholders’ Equity on the Company’s Consolidated Balance Sheets in the relevant period. As of the date of the filing of this Report, the Company has repurchased a total of 2,040,400 shares of Common Stock for approximately $9.6 million under the program. See the subsection of Part II, Item 2 entitled “Issuer Purchases of Equity Securities” for more information regarding the repurchases of Company Common Stock that occurred during the six months ended June 30, 2009 and through the date of the filing of this Report.

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
Executive Summary
Since our inception in 1996, we have focused on acquiring and building Internet software and services companies that improve the productivity and efficiency of their business customers. We call these companies our “partner companies.” As of June 30, 2009 and the date of this Report, we hold ownership interests in fourteen companies that we consider our partner companies. Additionally, from time to time we hold marketable securities in other companies, which, as of June 30, 2009 and the date of this Report, consist solely of Blackboard common stock. The results of operations of our partner companies are reported within two segments: the “core” reporting segment and the “other holdings” reporting segment. The core reporting segment includes those partner companies in which ICG’s management takes a very active role in providing strategic direction and management assistance. We devote significant expertise and capital to maximizing the success of these core partner companies. The other holdings reporting segment includes partner companies over which, in general, we have less influence because they are public companies and/or we have a relatively small ownership stake in those partner companies.
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
Liquidity and Capital Resources
The following table summarizes our and our consolidated subsidiaries’ cash and cash equivalents, restricted cash, and marketable securities as of June 30, 2009 and December 31, 2008:

	June 30, 2009			December 31, 2008
		Consolidated			Consolidated
	Corporate	Subsidiaries	Total	Corporate	Subsidiaries	Total
	(in thousands)
Cash and cash equivalents	$58,520	$18,442	$76,962	$73,208	$16,087	$89,295
Restricted cash	—	225	225	—	232	232

	$58,520	$18,667	$77,187	$73,208	$16,319	$89,527

Marketable securities (1)	$67,113	$—	$67,113	$63,918	$—	$63,918

(1)
Includes a contributing asset of $4.0 million and $6.5 million at June 30, 2009 and December 31, 2008, respectively, related to derivative instruments associated with the Company’s marketable securities.

We believe existing cash and cash equivalents and proceeds from the potential sales of all or a portion of our interests in certain marketable securities and partner companies to be sufficient to fund our cash requirements for the foreseeable future, including any future commitments to partner companies, debt obligations and general operating requirements. As of the date of this filing, we were not obligated for any material funding and guarantee commitments to existing partner companies. We will continue to evaluate acquisition opportunities and may acquire additional ownership interests in new and existing partner companies in the next twelve months; however, such acquisitions will generally be made at our discretion.
ICG Commerce, Investor Force and Vcommerce fund their operations through a combination of cash flow from operations, borrowings and equity issuances. ICG Commerce expects that its existing cash balance and cash flow from operations will be sufficient to fund its operations for the next twelve months, while Investor Force and Vcommerce are expected to require additional borrowings and/or equity issuances to fund their respective operations through the next twelve months.
Consolidated working capital decreased by $9.7 million from December 31, 2008 to June 30, 2009, primarily due to fundings to partner companies and the payment of bonuses, offset by distributions from the sale of partner companies.

Summary of Statements of Cash Flows

	Six Months Ended June 30,
	2009	2008
	(in thousands)
Cash provided by (used in) operating activities	$(7,519)	$(10,229)
Cash provided by (used in) investing activities	$(4,717)	$(28,356)
Cash provided by (used in) financing activities	$(524)	$(573)
The net decrease in cash used in operating activities is the result of improved working capital components primarily improved accounts receivable collections at ICG Commerce in the six months ended June 30, 2009 period versus the comparable 2008 period.
The decrease in cash used in investing activities from 2008 to 2009 is the result of a greater aggregate amount of partner company fundings in 2008 than in 2009.
Cash used in financing activities remained consistent from 2008 to 2009 primarily as the result of the purchase of treasury stock in 2009, offset by a decrease in debt repayments during 2008.
We and our consolidated subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. We do not expect the ultimate liability with respect to these actions will materially affect our financial position or cash flows.
Contractual Cash Obligations and Commercial Commitments
We had no material changes to contractual cash obligations and commercial commitments for the three and six months ended June 30, 2009.
Off-Balance Sheet Arrangements
We are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Our Partner Companies
As of June 30, 2009, we owned interests in 14 partner companies that are categorized below based on segment and method of accounting.
CORE PARTNER COMPANIES (% Voting Interest)

Consolidated	Equity	Cost
ICG Commerce (64%)	Channel Intelligence (46%)	(none)
Investor Force (80%)	Freeborders (31%)
Vcommerce (53%)	Metastorm (32%)
StarCite (35%)
WhiteFence (36%)
OTHER HOLDINGS COMPANIES (% Voting Interest)

Consolidated	Equity	Cost
(none)	ClickEquations (30%)	Anthem (9%)
	GoIndustry (29%)(1)	Captive Capital (5%)
Jamcracker (2%)
Tibersoft (5%)

(1)
As of June 30, 2009 and July 31, 2009, we owned 133,832,852 shares, or approximately 29% of the voting securities, of GoIndustry. GoIndustry’s common stock is traded on the AIM market of the London Stock Exchange under ticker symbol GOI. See Note 3 — “Ownership Interests in Partner Companies and Goodwill” to our Consolidated Financial Statements.

Results of Operations
The following summarizes the unaudited selected financial information related to our segments. Each segment includes the results of our consolidated partner companies and records our share of the earnings and losses of partner companies accounted for under the equity method of accounting. The partner companies included within the segments are the same 14 partner companies for 2009 and 2008. The method of accounting for any particular partner company may change based on our ownership interest.
“Corporate” expenses represent the general and administrative expenses of our business operations, which include supporting the partner companies and operating as a public company. The “Total Segment” net loss does not include items such as gains on the disposition of partner company ownership interests and marketable securities holdings, losses on convertible note repurchases and transactions, income taxes, accounting changes and impairment charges associated with partner companies, which are reflected in “Other” reconciling items in the information that follows.
Segment Information
(in thousands)

		Other	Total	Reconciling Items		Consolidated
	Core	Holdings	Segment	Corporate	Other	Results
Three Months Ended June 30, 2009
Revenues	$22,077	$—	$22,077	$—	$—	$22,077
Net income (loss)	$(1,725)	$(635)	$(2,360)	$(4,215)	$(1,974)	$(8,549)

Three Months Ended June 30, 2008
Revenues	$17,581	$—	$17,581	$—	$—	$17,581
Net income (loss)	$(6,102)	$168	$(5,934)	$(5,370)	$(991)	$(12,295)

Six Months Ended June 30, 2009
Revenues	$43,729	$—	$43,729	$—	$—	$43,729
Net income (loss)	$(4,298)	$(1,760)	$(6,058)	$(8,691)	$(4,805)	$(19,554)

Six Months Ended June 30, 2008
Revenues	$33,603	$—	$33,603	$—	$—	$33,603
Net income (loss)	$(12,202)	$(934)	$(13,136)	$(10,044)	$4,332	$(18,848)

For the Three and Six Months Ended June 30, 2009 and 2008
Results of Operations — Core Companies
The following presentation of the Results of Operations — Core Companies includes the results of our consolidated core partner companies and our share of the results of our equity method core partner companies.

	Three Months Ended June 30,		Six Months Ended June 30,
Selected data:	2009	2008	2009	2008
	(in thousands)
Revenues	$22,077	$17,581	$43,729	$33,603

Cost of revenue	(14,598)	(11,575)	(27,803)	(22,946)
Selling, general and administrative	(4,853)	(4,113)	(9,469)	(7,343)
Research and development	(2,592)	(2,771)	(5,240)	(4,236)
Impairment related and other	(117)	(117)	(224)	(192)

Operating expenses	(22,160)	(18,576)	(42,736)	(34,717)

Interest and other	647	(198)	282	(200)
Equity loss	(2,289)	(4,909)	(5,573)	(10,888)

Net loss	$(1,725)	$(6,102)	$(4,298)	$(12,202)

Revenue
Revenue increased $4.5 million to $22.1 million in the three months ended June 30, 2009 from $17.6 million in the comparable period of 2008. This revenue increase was primarily driven by a 22% increase in revenues at ICG Commerce for the second quarter of 2009 versus the comparable period in 2008 from new and existing customers, as well as a lesser increase at Investor Force in the 2009 quarter compared to the 2008 period and the consolidation of Vcommerce for the full 2009 quarter versus the partial 2008 quarter.
Revenue increased $10.1 million to $43.7 million in the six months ended June 30, 2009 from $33.6 million in the six months ended June 30, 2008. While this increase primarily relates to a 21% increase in new and existing customer revenue at ICG Commerce in 2009 versus 2008, the change is also the result of the consolidation of Vcommerce for the full 2009 period compared with the consolidation of Vcommerce for only May and June in 2008.
Operating Expenses
Operating expenses increased $3.6 million, from $18.6 million in the three months ended June 30, 2008 to $22.2 million in the three months ended June 30, 2009. This primarily relates to the increase in cost of revenues and selling, general and administrative expenses. These costs at ICG Commerce increased 27% from the 2008 period primarily due to a 17% increase in headcount from the 2008 period needed to service new customers. ICG Commerce also moved its corporate offices to a new location in 2009, contributing to the increase. Cost of revenues relating to Vcommerce also increased slightly in the 2009 period compared to the 2008 period. This is due to the consolidation of Vcommerce for two months in 2008 versus a full quarter in 2009. Selling, general and administrative expenses increased at Investor Force in the 2009 period from the 2008 period; the increase related to the hiring of certain additional key personnel in late 2008 and early 2009. The increases in cost of revenues and selling, general and administrative were offset slightly by a decrease in research and development costs, mostly related to cost reduction efforts at Vcommerce.
Operating expenses for the six months ended June 30, 2009 increased $8.0 million to $42.7 million from $34.7 million in the comparable 2008 period. Cost of revenues, selling, general and administrative expenses and research and development costs attributed to Vcommerce increased by $2.0 million in the aggregate due to the consolidation of Vcommerce for the full six month period of 2009 compared with two months of the comparable period in 2008. Additionally, cost of revenues, selling general and administrative expenses and research and development costs each increased by 20% at ICG Commerce in the six months ended June 30, 2009 compared with the comparable 2008 period. These increases were primarily driven by increased headcount needed to service new customers and implementation fees associated with new corporate offices. Finally, an increase of approximately $0.4 million in selling, general and administrative expenses at Investor Force was the result of hiring certain additional key personnel in late 2008 and early 2009 and expenses associated with servicing new customers in the six months ended June 30, 2009 versus the first six months of 2008.

Equity Loss
A portion of our net results from our core partner companies is derived from those partner companies in which we hold a substantial minority ownership interest. Our share of the income or losses of these companies is recorded in our Consolidated Statement of Operations under “Equity loss.”

	Three Months Ended June 30,		Six Months Ended June 30,
Selected data:	2009	2008	2009	2008
	(in thousands)
Total revenues	$46,574	$46,004	$92,724	$90,708
Total net loss	$(4,793)	$(15,882)	$(12,807)	$(30,297)
Our share of total net loss (“equity loss”)	$(2,289)	$(4,909)	$(5,573)	$(10,888)
Our share of net loss decreased in 2009 from 2008 due to aggregate improved results at our core partner companies, many of which reported decreases in their net loss during the three and six months ended June 30, 2009 as compared to the three and six months ended June 30, 2008. Also contributing to the decrease in our share of net loss was the change of reporting method for Vcommerce from an equity method partner company to a consolidated partner company beginning in May 2008.
Results of Operations — Other Holdings Companies
The following presentation of the Results of Operations - Other Holdings Companies includes the results of our consolidated other holdings partner companies, if any, and our share of the results of our equity method other holdings partner companies.

	Three Months Ended June 30,		Six Months Ended June 30,
Selected data:	2009	2008	2009	2008
	(in thousands)

Equity income (loss)	$(635)	$168	$(1,760)	$(934)

Net loss	$(635)	$168	$(1,760)	$(934)

Equity income (loss) primarily relates to our share of GoIndustry’s and ClickEquations’ results.
Results of Operations — Reconciling Items
Corporate

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)

General and administrative	$(4,305)	$(5,717)	$(8,905)	$(11,149)
Interest income (expense), net	90	347	214	1,105

Net loss	$(4,215)	$(5,370)	$(8,691)	$(10,044)

General and Administrative
Our general and administrative expenses decreased $1.4 million for the three months ended June 30, 2009 from the comparable 2008 period, primarily due to a $0.5 million reduction in employee-related expenses, primarily salary and travel expense, a $0.5 million decrease in equity-based compensation, and a $0.4 million decrease in professional services fees.
These expenses decreased $2.2 million for the six months ended June 30, 2009 to $8.9 million from $11.1 million for the six months ended June 30, 2008. This decrease is the result of a $0.9 million reduction in salary and travel employee expenses, a $1.1 million decrease in equity-based compensation and a $0.2 million reduction of professional service fees.
Interest Income/Expense
The interest income, net, decreased $0.3 million and $0.9 million for the three and six months ended June 30, 2009, respectively, from the comparable 2008 periods. This decrease is attributable to lower interest rate yields in the 2009 periods than those realized during the 2008 periods.
Other

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)

Corporate other income (loss)	$2,113	$(407)	$218	$5,446
Noncontrolling interest	(337)	(584)	(729)	(1,114)
Impairment of GoIndustry (Other Holdings)	—	—	(544)	—
Impairment of Vcommerce (Core)	(3,750)	—	(3,750)	—

Net income (loss)	$(1,974)	$(991)	$(4,805)	$4,332

Corporate Other Income (Loss), Net
Corporate other income in the three months ended June 30, 2009 of $2.1 million was the result of the receipt of $1.2 million of escrow proceeds from partner companies and a gain of $0.9 million in the value of our Blackboard hedges during the quarter. The $0.4 million loss during the three months ended June 30, 2008 is the result of gains of $3.0 million from sales of partner companies, offset by a $3.4 million loss on the value of our Blackboard hedges in the period.
The $0.2 million corporate other income for the six months ended June 30, 2009 relates to a $2.6 million year-to-date loss on the value of our Blackboard hedges, offset by $0.2 million of realized gain on the sale of ICE common stock and gains of $2.6 million from sales of partner companies. Comparatively, year-to-date gains on the value our Blackboard hedges during the 2008 six month period were $2.2 million, coupled with gains of $3.2 million from sales of partner companies for the period resulting in a $5.4 million gain for the six months ended June 30, 2008.
Noncontrolling Interest
The decrease in noncontrolling interest, formerly minority interest, in the three and six months ended June 30, 2009 from the comparable 2008 periods primarily related to the adoption of SFAS No. 160 on January 1, 2009, which amended existing guidance to require the noncontrolling interest to recognize its share of losses even if the result is a deficit noncontrolling interest balance. Previous guidance required the minority interest to reflect losses only up to the minority interest in the equity capital of the subsidiary and any excess was charged against the majority interest. This guidance in SFAS No. 160 is being applied prospectively from our adoption date, January 1, 2009.

Impairments
We recorded $3.8 million and $4.3 million of impairment charges related to our partner companies during the three and six months ended June 30, 2009, respectively. During the three months ended June 30, 2009, the Company concluded that the estimated fair value of Vcommerce had declined. Accordingly, the Company performed its goodwill impairment testing in accordance with SFAS No. 142 and determined that an impairment of goodwill of $3.8 million was required. The remaining $0.5 million was an impairment to the basis in one of our equity method partner companies recorded during the three months ended March 31, 2009.
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
Valuation of Goodwill, Intangible Assets and Ownership Interests in Partner Companies
We perform ongoing business reviews and annual goodwill impairment tests in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” and other impairment tests in accordance with APB Opinion No. 18, “Equity Method Investments” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We use quantitative and qualitative measures to assess the need to record impairment losses on goodwill, intangible assets and ownership interests in our partner companies when impairment indicators are present. Where impairment indicators are present, we determine the amount of the impairment charge as the excess of the carrying value over the fair value. We determine fair value using a combination of the discounted cash flow methodology, which is based upon converting expected future cash flows to present value, and the market approach, which includes analysis of market price multiples of companies engaged in lines of business similar to the company being evaluated. The market price multiples are selected and applied to the company based on relative performance, future prospects and risk profile of the company in comparison to the guideline companies. Significant assumptions relating to future operating results must be made when estimating the future cash flows associated with these companies. Significant assumptions relating to achievement of business plan objectives and milestones must be made when evaluating whether impairment indicators are present. Should unforeseen events occur or should operating trends change significantly, additional impairment losses could occur.
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

Vcommerce generates revenue from service fees earned by it in connection with the development and operation of its clients’ e-commerce businesses. Service fee revenue primarily consists of transaction fees, implementation fees and professional services, as well as access and maintenance fees. Vcommerce recognizes revenue from services provided when the following revenue criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the fee is fixed or determinable, and collectibility is reasonably assured. Vcommerce recognizes revenue over the term of the customer contract and recognizes transaction fees and professional services, implementation, access and maintenance fees as services are rendered.
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
Fair Value Measurements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the definition of fair value, establishes a three-tier hierarchy framework for measuring fair value and expands the disclosures on fair value measurements. In accordance with SFAS No. 157, our marketable securities are reported at fair value on our consolidated balance sheet based on quoted prices in active markets for identical or comparable assets. See Note 5 to our Consolidated Financial Statements.

Recent Accounting Pronouncements
The FASB launched the FASB Accounting Standards Codification on July 1, 2009, as the single source of authoritative nongovernmental GAAP, superseding existing FASB, AICPA, EITF, and related accounting literature. This will impact the disclosures included in our financial statements beginning with our interim period ending September 30, 2009 at which point all references to authoritative accounting literature will be consistent with the Codification.
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51.” SFAS No. 141R and SFAS No. 160 require most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both statements were effective for the Company beginning on January 1, 2009. Accordingly, SFAS No. 141R will be applied by the Company to business combinations occurring on or after January 1, 2009. SFAS No. 160 is being applied prospectively to all noncontrolling interests, including any that arose before January 1, 2009. The adoption of SFAS No. 141R and SFAS No. 160 did not have any material impact on our consolidated financial statements other than the presentation of noncontrolling interests in our consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133, “Accounting for Derivatives and Hedging Activities.” SFAS No. 161 is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable financial statement users to better understand the effects of derivatives and hedging on an entity’s financial position, financial performance and cash flows. The provisions of SFAS No. 161 were effective for the Company for interim periods and fiscal years beginning January 1, 2009. The adoption of SFAS No. 161 did not have a material impact on our consolidated financial statements.
In June 2008, the FASB ratified EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock.” The consensus clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The adoption of EITF No. 07-5 on January 1, 2009 did not have a material impact on our consolidated financial statements.
In November 2008, the FASB ratified EITF No. 08-6 “Equity Method Investment Accounting Considerations,” which clarifies how to account for certain transactions involving equity method investments. The initial measurement, decreases in value and changes in the level of ownership of the equity method investment are addressed. EITF No. 08-6 was effective for the Company beginning on January 1, 2009, consistent with the effective dates of Statement 141R and Statement 160. The adoption of EITF No. 08-6 did not have a material impact on our consolidated financial statements.
In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP requires disclosures of fair value for any financial instruments not currently reflected at fair value on the balance sheet for all interim periods. This FSP was effective for interim and annual periods ending after June 15, 2009 and should be applied prospectively. The adoption of this FSP did not have a material impact on our consolidated financial statements.

In April 2009 the FASB issued FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other Than Temporary Impairments.” This FSP is intended to bring greater consistency to the timing of impairment recognition and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. This FSP also requires increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. This FSP was effective for the interim period ended June 30, 2009 and is being applied prospectively. The adoption of this FSP did not have a material impact on our consolidated financial statements.
In April 2009, the FASB issued FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP SFAS 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. FSP SFAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP SFAS 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. FSP SFAS 157-4 was effective for our interim period ended June 30, 2009. The adoption of FSP SFAS 157-4 did not have a material impact on our consolidated financial statements.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS No. 165 establishes that entities must evaluate subsequent events through the date the financial statements are issued, the circumstances under which a subsequent event should be recognized, and the circumstances for which a subsequent event should be disclosed. It also requires companies to disclose the date through which we evaluated subsequent events. The adoption of SFAS No.165 did not have a material impact on our consolidated financial statements. We evaluated subsequent events through August 7, 2009, the date our consolidated financial statements as of and for the period ended June 30, 2009, were issued.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” which amends FIN 46(R), “Consolidation of Variable Interest Entities” to require former “qualifying special-purpose entities” to be evaluated for consolidation and also changes the approach to determining a variable interest entity’s primary beneficiary and the frequency with which reassessments of this determination should be made. SFAS No. 167 also requires additional disclosures related to these items. SFAS No. 167 will be effective for the Company beginning on January 1, 2010. We are currently evaluating the impact SFAS No. 167 will have on our consolidated financial statements.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to equity price risks on the marketable portion of our equity securities. Our public holdings at June 30, 2009 include equity positions in companies in sectors that have experienced significant historical volatility in their stock prices. A 20% adverse change in equity prices, based on a sensitivity analysis of our public holdings as of June 30, 2009, would result in a decrease of approximately $11.3 million in the fair value of our public holdings. Through June 30, 2009, the Company has entered into cashless collar contracts with various expiration dates in 2010 to hedge 1,625,000 shares of its total holdings of 2,187,060 shares of Blackboard common stock at weighted average minimum and maximum prices per share of $24.27 and $56.35, respectively. Each of these contracts limits the Company’s exposure to price declines in the underlying equity securities. Additionally, each of these contracts limits the Company’s maximum benefits from price increases in the underlying equity securities.
ICG Commerce conducts a portion of its business in foreign currencies, primarily those of European countries and may utilize derivative financial instruments, specifically fair value hedges, to manage foreign currency risks. In accordance with GAAP, gains and losses related to fair value hedges are recognized in income along with adjustments of carrying amounts of the hedged items. Therefore, its put option is marked to market, and unrealized gains and losses are included in current period net income. These options provide a predetermined rate of exchange at the time the option is purchased and allows us to minimize the risk of currency fluctuations. In determining the use of its put option, ICG Commerce considers the amount of sales and purchases made in local currencies, the type of currency and the costs associated with the contracts. During the three months ended June 30, 2009, ICG Commerce purchased a put option for €1.9 million to mitigate the risk of currency fluctuations at ICG Commerce’s operations in the United Kingdom. This option is net settled quarterly, resulting in an immaterial loss for the current quarter.
Cash and cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates fair value due to the short-term maturity of these instruments. Marketable securities are carried at fair value.

ITEM 4.	Controls and Procedures
Controls and Procedures
Management’s Quarterly Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15e and 15d-15e under the Securities Exchange Act of 1934, as amended) as of the end of the period covered in this Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this Report, our disclosure controls and procedures have been designed and are effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding require disclosure.
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
On April 2, 2009, the plaintiffs filed a motion for preliminary approval of a proposed global settlement of all claims asserted in the coordinated class action securities litigation on behalf of the class plaintiffs in the respective actions against the various issuer and underwriter defendants, including all claims asserted against the Company. The motion further seeks certification of settlement classes as to each action against the defendants, including the Company. The Company has assented to the proposed settlement, which does not require any monetary contribution from the Company and would be funded by various underwriter defendants and the defendants’ insurers. On June 10, 2009, the Court granted preliminary approval to the proposed settlement and to the form of notice of the proposed settlement to be provided to members of the proposed settlement class. The Court has scheduled a hearing for September 10, 2009 to determine whether to approve the proposed settlement.

ITEM 1A.	Risk Factors
In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. There have been no material changes with respect to the Company’s risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

			Total Number of	Approximate Dollar
			Shares Purchased as	Value That May Yet
			Part of Publicly	Be Purchased
	Total Number of	Average Price Paid	Announced	Under the
Monthly Period	Shares Purchased(1)	per Share(2)	Program(1)	Program

7/25/08 to 7/31/08	0	—	0	$20.0 million
8/1/08 to 8/31/08	0	—	0	$20.0 million
9/1/08 to 9/30/08	29,800	$7.96	29,800	$19.8 million
10/1/08 to 10/31/08	468,993	$6.36	468,993	$16.8 million
11/1/08 to 11/30/08	1,398,250	$4.18	1,398,250	$10.9 million
12/1/08 to 12/31/08	51,115	$3.82	51,115	$15.7 million
1/1/09 to 1/31/09	25,042	$3.98	25,042	$15.6 million
2/1/09 to 2/28/09	67,200	$3.96	67,200	$15.4 million
3/1/09 to 3/31/09	0	—	0	$15.4 million
4/1/09 to 4/30/09	0	—	0	$15.4 million
5/1/09 to 5/31/09	0	—	0	$15.4 million
6/1/09 to 6/30/09	0	—	0	$15.4 million
7/1/09 to 7/31/09	0	—	0	$15.4 million
8/1/09 to 8/31/09	0	—	0	$15.4 million

Total	2,040,400	$4.71	2,040,400	$15.4 million

(1)	All shares purchased in open market transactions.

(2)	Average price paid per share excludes commissions.

ITEM 3.	Defaults Upon Senior Securities
None.

ITEM 4.	Submission of Matters to a Vote of Security Holders
The Company held its Annual Meeting of Stockholders on June 19, 2009. At this meeting, the Company’s stockholders elected each of the director nominees, ratified the selection of the Company’s independent registered public accounting firm and amended the Company’s 2005 Amended and Restated Omnibus Equity Compensation Plan, each as described in the Company’s proxy statement dated April 29, 2009, as follows:
(1) Election of Directors

	For	Withheld
Class I (term to continue until 2012):
David J. Berkman	29,180,480	4,942,251
David K. Downes	29,181,106	4,941,625
Warren V. Musser	28,730,018	5,392,713
The following directors’ terms of office as directors continued after this meeting:
Class II (term to continue to 2010):
Thomas A. Decker
Dr. Thomas P. Gerrity
Robert E. Keith, Jr.
Class III (term to continue to 2011):
Walter W. Buckley, III
Michael J. Hagan
Philip J. Ringo
(2) Ratification of the appointment of KPMG LLP as the Company’s independent registered public accountant for the fiscal year ending December 31, 2009.

For	Against	Abstain
31,732,472	2,279,638	110,621
(3) Approval of an amendment to the Company’s 2005 Amended and Restated Omnibus Equity Compensation Plan.

For	Against	Abstain	Broker Non-Votes
18,334,487	9,833,782	7,577	5,946,885

ITEM 5.	Other Information
None.

ITEM 6.	Exhibits
Exhibit Index

Exhibit Number	Document

11.1	Statement Regarding Computation of Per Share Earnings (included herein at Note 11 “Net Income (Loss) per Share” to the Consolidated Financial Statements).

31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

32.2	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

SIGNATURES
Pursuant to the requirements of the Security Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 7, 2009	INTERNET CAPITAL GROUP, INC.
	By:	/s/ R. Kirk Morgan
		Name:	R. Kirk Morgan
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Document

11.1	Statement Regarding Computation of Per Share Earnings (included herein at Note 11 “Net Income (Loss) per Share” to the Consolidated Financial Statements).

31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

32.2	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002, as amended.