Form 10-Q
period 2009-09-30
INTERNET CAPITAL GROUP INC
filed 2009-11-09
CIK 1085621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2009.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Company’s Common Stock, $0.001 par value per share, outstanding as of November 2, 2009 was 36,732,607 shares.

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

•	our ability to deploy capital effectively and on acceptable terms;
•	our ability to maximize value in connection with divestitures;
•	our ability to retain key personnel; and
•	our ability to manage existing capital resources effectively.
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
Our Partner Companies
The results of operations of our partner companies are reported within two segments: the “core” reporting segment and the “other holdings” reporting segment. The core reporting segment includes those partner companies in which ICG’s management takes a very active role in providing strategic direction and management assistance. We devote significant expertise and capital to maximizing the success of those core partner companies. The other holdings reporting segment includes partner companies over which, in general, we have less influence because they are public companies and/or we have a relatively small ownership stake in those partner companies.

At September 30, 2009, our core partner companies consisted of:
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

WhiteFence, Inc. (“WhiteFence”)
WhiteFence is a Web services provider used by household consumers to compare and purchase essential home services, such as electricity, natural gas, telephone and cable/satellite television. WhiteFence reaches customers directly through company-owned websites and through its network of exclusive channel partners that integrate the Web services applications into their own business processes and websites.
At September 30, 2009, our other holdings partner companies consisted of:
Acquirgy, Inc. (“Acquirgy”)
Acquirgy specializes in Search Engine Marketing (SEM) and Direct Response Television (DRTV) services and provides comprehensive account service, as well as creative and production expertise with integrated multichannel software platforms. SEM services include outsourced paid search management, SEM Performance Consulting (SEMpcTM) for clients managing search internally and search engine optimization. DRTV services include comprehensive script-to-screen DRTV creative, production and media services.
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
	(Unaudited)
	(in thousands,
	except per share data)
Assets
Current Assets
Cash and cash equivalents	$77,228	$89,295
Restricted cash	240	232
Accounts receivable, net of allowance ($385-2009; $721-2008)	13,193	14,526
Broker receivable	5,653	—
Prepaid expenses and other current assets	2,597	3,068

Total current assets	98,911	107,121
Marketable securities	67,515	57,367
Hedges of marketable securities	601	6,551
Fixed assets, net	2,489	1,783
Ownership interests in partner companies	85,510	83,751
Goodwill	16,944	26,658
Other assets, net	1,100	2,349

Total Assets	$273,070	$285,580

Liabilities
Current Liabilities
Current maturities of long-term debt	$70	$318
Accounts payable	1,176	2,026
Accrued expenses	4,238	4,461
Accrued compensation and benefits	9,518	10,385
Deferred revenue	4,200	6,646

Total current liabilities	19,202	23,836
Long-term debt	83	3,916
Deferred revenue	—	1,910
Other	483	1,092

Total Liabilities	$19,768	$30,754

Equity
Internet Capital Group, Inc.’s Stockholders’ Equity
Preferred Stock, $0.01 par value; 10,000 shares authorized, none issued or outstanding	—	—
Common Stock, $0.001 par value; 2,000,000 shares authorized, 38,766 (2009) and 38,703 (2008) issued	39	39
Treasury Stock, at cost, 2,040 (2009) and 1,948 (2008) shares	(9,699)	(9,329)
Additional paid-in capital	3,576,125	3,573,146
Accumulated deficit	(3,387,132)	(3,370,649)
Accumulated other comprehensive income	64,960	54,302

Total Internet Capital Group, Inc.’s Stockholders’ Equity	244,293	247,509
Noncontrolling Interest	9,009	7,317

Total Equity	253,302	254,826

Total Liabilities and Equity	$273,070	$285,580

See accompanying notes to Consolidated Financial Statements.

INTERNET CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands, except per share data)

Revenues	$22,572	$17,104	$66,301	$50,707

Operating expenses
Cost of revenue	14,402	11,580	42,205	34,526
Selling, general and administrative	8,347	8,336	26,721	26,828
Research and development	2,178	3,219	7,418	7,455
Impairment related and other	1,295	197	5,269	389

Total operating expenses	26,222	23,332	81,613	69,198

	(3,650)	(6,228)	(15,312)	(18,491)
Other income (loss), net	10,226	34,368	11,225	39,856
Interest income	98	317	338	1,550
Interest expense	(49)	(129)	(206)	(206)

Income (loss) before income taxes, equity loss and noncontrolling interest	6,625	28,328	(3,955)	22,709
Income tax (expense) benefit	(516)	224	(884)	(69)
Equity loss	(2,761)	(6,020)	(10,638)	(17,842)

Net income (loss)	3,348	22,532	(15,477)	4,798
Less: Net income attributable to the noncontrolling interest	277	34	1,006	1,148

Net income (loss) attributable to Internet Capital Group, Inc.	$3,071	$22,498	$(16,483)	$3,650

Basic income (loss) per share:
Net income (loss) attributable to Internet Capital Group, Inc.	$0.08	$0.59	$(0.45)	$0.10

Shares used in computation of basic income (loss) per share	36,676	38,437	36,673	38,410

Diluted income (loss) per share:
Net income (loss) attributable to Internet Capital Group, Inc.	$0.08	$0.58	$(0.45)	$0.09

Shares used in computation of diluted income (loss) per share	36,740	38,784	36,673	38,880

See accompanying notes to Consolidated Financial Statements.

INTERNET CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2009	2008
	(in thousands)
Operating Activities
Net income (loss)	$(16,483)	$3,650
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	1,354	1,182
Impairment related and other	4,991	150
Equity-based compensation	3,325	5,539
Equity loss	10,638	17,842
Other (income) loss	(11,225)	(39,856)
Noncontrolling interest	1,006	1,148
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	89	(1,839)
Prepaid expenses and other assets	(677)	(1,037)
Accounts payable	(44)	203
Accrued expenses	893	(47)
Accrued compensation and benefits	(891)	(1,826)
Deferred revenue	(1,494)	138
Other liabilities	(48)	377

Cash flows provided by (used in) operating activities	(8,566)	(14,376)

Investing Activities
Capital expenditures, net	(1,969)	(973)
Advanced deposits for acquisition of fixed assets	(206)	—
Change in restricted cash	(20)	(14)
Proceeds from sales of marketable securities	9,103	30,194
Proceeds from sales of partner company ownership interests	2,607	3,206
Acquisitions of ownership interests in partner companies	(12,746)	(34,723)
Increase in cash due to consolidation of partner company	—	2,553
Decrease in cash due to sale of subsidiary assets	(81)	—

Cash flows provided by (used in) investing activities	(3,312)	243

Financing Activities
Borrowings of long-term debt	—	1,500
Payments of long-term debt and capital lease obligations	(130)	(605)
Line of credit repayments	(115)	(68)
Purchase of treasury stock	(370)	(239)
Other financing activities, net	33	—

Cash flows provided by (used in) financing activities	(582)	588
Net increase (decrease) in Cash and Cash Equivalents	(12,460)	(13,545)
Effect of exchange rates on cash	393	(226)
Cash and Cash Equivalents at beginning of period	89,295	82,031

Cash and Cash Equivalents at the end of period	$77,228	$68,260

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
2. Significant Accounting Policies
Basis of Presentation
The accompanying Consolidated Financial Statements are unaudited and, in the opinion of management, include all adjustments consisting only of normal and recurring adjustments necessary for a fair presentation of the results for these interim periods. These Consolidated Financial Statements should be read in connection with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Results of operations for the three- and nine-month periods ended September 30, 2009 are not necessarily indicative of the results of operations expected for the full year.
The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. The Consolidated Financial Statements also include the following majority-owned subsidiaries for all or a portion of the periods indicated, each of which has been consolidated since the date the Company acquired majority voting control (collectively, the “Consolidated Subsidiaries”):

Three and Nine Months Ended September 30,
2009	2008
ICG Commerce	ICG Commerce
Investor Force	Investor Force
Vcommerce(1)	Vcommerce(1)
The Consolidated Balance Sheets include the following majority-owned subsidiaries at September 30, 2009 and December 31, 2008:

September 30, 2009	December 31, 2008
ICG Commerce	ICG Commerce
Investor Force	Investor Force
Vcommerce(1)

(1)
On May 1, 2008, Vcommerce Corporation (“Vcommerce”) became a consolidated partner company when the Company’s voting interest increased to 53%. Vcommerce’s results of operations are included in the Company’s Consolidated Statements of Operations beginning May 1, 2008. On August 28, 2009, substantially all of Vcommerce’s assets were sold to Channel Intelligence, and is not included in the Company’s Consolidated Financial Statements subsequent to that date. See Note 3, “Ownership Interests in Partner Companies and Goodwill.”

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. Significant Accounting Policies — (Continued)
Principles of Accounting for Ownership Interests in Partner Companies
Each of the various interests that the Company acquires in its partner companies is accounted for under one of three methods: the consolidation method, the equity method and the cost method. The applicable accounting method is generally determined based on the Company’s voting interest in a partner company.
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
Equity Method. Partner companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to a partner company depends on an evaluation of several factors, including, among others, representation on the partner company’s board of directors and ownership level, which is generally between a 20% and a 50% interest in the voting securities of the partner company, as well as voting rights associated with the Company’s holdings in common stock, preferred stock and other convertible instruments in the partner company. Under the equity method of accounting, a partner company’s accounts are not reflected within the Company’s Consolidated Balance Sheets and Statements of Operations. The Company’s share of the earnings or losses of the partner company, as well as any adjustments resulting from prior period finalizations of equity income/losses, are reflected in the caption “Equity loss” in the Consolidated Statements of Operations. For the three and nine months ended September 30, 2009, those prior period adjustments are not material. The carrying values of the Company’s equity method partner companies are reflected in “Ownership interests in partner companies” in the Company’s Consolidated Balance Sheets.
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
Cost Method. Partner companies not accounted for under the consolidation or the equity method of accounting are accounted for under the cost method of accounting. The Company’s share of the earnings or losses of cost method companies is not included in the Consolidated Balance Sheets or Consolidated Statements of Operations. However, cost method partner company impairment charges are recognized in the Consolidated Statements of Operations. If circumstances suggest that the value of the partner company has subsequently recovered, the recovery is not recorded.
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

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. Significant Accounting Policies — (Continued)
The Company records its ownership interest in equity securities of partner companies accounted for under the cost method at cost, unless these securities have readily determinable fair values based on quoted market prices, in which case these interests are valued at fair value and classified as marketable securities or some other classification in accordance with accounting guidance for ownership interests in debt and equity securities.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. These estimates include evaluation of the Company’s holdings in its partner companies, holdings in marketable securities, asset impairment, revenue recognition, income taxes and commitments and contingencies. These estimates and assumptions are based on management’s best judgments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. Volatile equity markets and reductions in information technology spending have combined to increase the uncertainty inherent in such estimates and assumptions. It is reasonably possible that the Company’s accounting estimates with respect to the useful life of intangible assets and the ultimate recoverability of ownership interests in partner companies and goodwill could change in the near term and that the effect of such changes on the Company’s financial statements could be material. The Company believes the recorded amount of ownership interests in partner companies and goodwill is not impaired at September 30, 2009.
Ownership Interests in Partner Companies, Goodwill and Intangibles, net
The Company is required to test goodwill for impairment annually, or more frequently as conditions warrant, and intangible assets when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company uses equity method accounting to evaluate its equity method ownership interests in partner companies and determine whether an other than temporary decline in the value of a partner company should be recognized.
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
The Company’s policy is to perform ongoing business reviews for all partner companies and goodwill impairment tests annually in the fourth quarter of each fiscal year, or more frequently if conditions warrant. The Company recorded total impairments of $23.2 million during the fourth quarter of fiscal year 2008. Of this amount, $8.3 million was related to the impairment of goodwill, and the remaining $14.9 million was a reduction to the Company’s basis in certain partner companies. During the three and nine months ended September 30, 2009, the Company recorded additional impairments of $1.1 million and $5.4 million, respectively. Of the amounts recorded during the nine months ended September 30, 2009, approximately $4.9 million was related to the impairment of goodwill associated with Vcommerce, and the remaining $0.5 million was an impairment charge recorded in the first quarter to the basis in GoIndustry. At September 30, 2009, the Company’s carrying value of its ownership interests in partner companies totaled $85.5 million, goodwill totaled $16.9 million and intangibles, net, which are included in “Other assets, net” on the Company’s Consolidated Balance Sheets, totaled $0.6 million. See Note 3, “Ownership Interests in Partner Companies and Goodwill” for additional information regarding our ownership interest in partner companies, goodwill and related impairment.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. Significant Accounting Policies — (Continued)
Concentration of Customer Base and Credit Risk
For the three months ended September 30, 2009, two customers of ICG Commerce, The Hertz Corporation (“Hertz”) and Kimberly-Clark Corporation (“Kimberly-Clark”), represented approximately 14% and 13%, respectively, of ICG’s consolidated revenue. For the nine months ended September 30, 2009, those customers each represented approximately 14% of ICG’s consolidated revenue. For the three months ended September 30, 2008, each of those customers represented approximately 21% of ICG’s consolidated revenue. For the nine months ended September 30, 2008, Hertz and Kimberly-Clark represented approximately 18% and 19%, respectively, of ICG’s consolidated revenue. Accounts receivable from Hertz and Kimberly-Clark as of September 30, 2009 were $1.7 million and $1.2 million, respectively. Accounts receivable from Hertz and Kimberly-Clark as of December 31, 2008 were $2.9 million and $1.4 million, respectively. The accounts receivable balances as of September 30, 2009 for these customers include $0.3 million and $0.1 million, respectively, of unbilled accounts receivable. The accounts receivable balances as of December 31, 2008 for these customers include $1.2 million and $0.3 million, respectively, of unbilled accounts receivable.
Recent Accounting Pronouncements
The Financial Accounting Standards Board (“FASB”) released the FASB Accounting Standards Codification (the “ASC”) on July 1, 2009 as the single source of authoritative nongovernmental GAAP, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. The ASC was effective for the Company beginning with the interim period ended September 30, 2009. The adoption of the ASC resulted in changes to all references to authoritative accounting literature throughout the Company’s consolidated financial statements to be consistent with the ASC.
In December 2007, the FASB issued revised guidance for the accounting for business combinations. The revised guidance, contained within ASC 805, “Business Combinations” (formerly FASB Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations”), requires most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value.” At adoption on January 1, 2009, the Company’s consolidated financial statements were not impacted by this guidance, which will be applied by the Company to business combinations occurring on or after the adoption date.
In December 2007, the FASB issued accounting guidance contained within ASC 810, “Consolidation” (formerly SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51”), which requires noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity and changes the accounting for transactions with noncontrolling interest holders. At adoption on January 1, 2009, the Company’s consolidated financial statements were not materially impacted by this guidance, other than the presentation of noncontrolling interests in the Company’s consolidated financial statements. This guidance is being applied prospectively to all noncontrolling interests, including any that arose before the adoption date. See “Other Consolidated Company Information” in Note 3, “Ownership Interests in Partner Companies and Goodwill.”
In March 2008, the FASB issued new guidance on the disclosure of derivative instruments and hedging activities. This guidance, included in ASC 815, “Derivatives and Hedging” (formerly SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133, ‘Accounting for Derivatives and Hedging Activities’”), requires enhanced disclosures to enable financial statement users to better understand the effects of derivatives and hedging on an entity’s financial position, financial performance and cash flow. At adoption on January 1, 2009, the Company’s consolidated financial statements were not materially impacted by this guidance.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. Significant Accounting Policies — (Continued)
In June 2008, the FASB ratified guidance contained in ASC 815, “Derivatives and Hedging” (formerly EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”), which clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock and would therefore qualify as a scope exception to derivative accounting. At adoption on January 1, 2009, the Company’s consolidated financial statements were not materially impacted by this guidance.
In November 2008, the FASB ratified guidance included in ASC 323, “Investments — Equity Method and Joint Ventures” (formerly EITF No. 08-6, “Equity Method Investment Accounting Considerations”), which clarifies how to account for certain transactions involving equity method companies. Specifically, it addresses the initial measurement, decreases in value and changes in the level of ownership of equity method companies. At adoption on January 1, 2009, the Company’s consolidated financial statements were not materially impacted by this guidance.
In April 2009, the FASB issued guidance included in ASC 825, “Financial Instruments” (formerly final staff position (“FSP”) SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”). This guidance requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. At adoption beginning with the interim period ended June 30, 2009, the Company’s consolidated financial statements were not materially impacted by this guidance.
In April 2009, the FASB issued new guidance for the accounting of other-than-temporary impairments. This guidance, which is included in ASC 320, “Investments — Debt and Equity Securities” (formerly FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other Than Temporary Impairments”), is intended to bring greater consistency to the timing of impairment recognition and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. This guidance also requires increased and timelier disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. At adoption beginning with the interim period ended June 30, 2009, the Company’s consolidated financial statements were not materially impacted by this guidance.
In April 2009, the FASB issued additional guidance for fair value measurement, which is part of ASC 820, “Fair Value Measurements and Disclosures” (formerly FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”), and provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. This guidance also identifies circumstances that indicate a transaction is not orderly. In addition, this guidance requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. This guidance became effective for the Company beginning with the interim period ended June 30, 2009. At adoption beginning with the interim period ended June 30, 2009, the Company’s consolidated financial statements were not materially impacted by this guidance.
In May 2009, the FASB issued new guidance for accounting for subsequent events. This guidance, included in ASC 855, “Subsequent Events” (formerly SFAS No. 165, “Subsequent Events”), establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance establishes that entities must evaluate subsequent events through the date the financial statements are issued, the circumstances under which a subsequent event should be recognized, and the circumstances for which a subsequent event should be disclosed. It also requires the Company to disclose the date through which subsequent events were evaluated. At adoption beginning with the interim period ended June 30, 2009, the Company’s consolidated financial statements were not impacted by this guidance. The Company evaluated subsequent events through November 9, 2009, the date the consolidated financial statements as of and for the period ended September 30, 2009 were issued.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. Significant Accounting Policies — (Continued)
In June 2009, the FASB issued accounting guidance as SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” which has not yet been adopted into the ASC. The revised guidance requires former “qualifying special-purpose entities” to be evaluated for consolidation, changes the approach for determining a variable interest entity’s primary beneficiary and the frequency with which reassessments of this determination should be made, and requires additional disclosures related to these items. This guidance will become effective for the Company beginning on January 1, 2010. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
3. Ownership Interests in Partner Companies and Goodwill
The following table summarizes the Company’s ownership interests in partner companies:

	September 30,	December 31,
	2009	2008
	(in thousands)

Ownership interests in partner companies — Equity Method	$85,010	$83,751
Ownership interests in partner companies — Cost Method	500	—

	$85,510	$83,751

During the nine months ended September 30, 2008, ClickEquations, which was previously accounted for under the cost method, became an equity method company due to the Company’s increase in ownership through its participation in a financing round. Periods prior to 2008 have not been restated to reflect prior equity losses from the Company’s original acquisition of an interest in ClickEquations, since that interest was immaterial to the Company.
The following table summarizes the Company’s goodwill in partner companies:

(in thousands)
Goodwill at December 31, 2008	$26,658
Impairment of Vcommerce (during the three months ended June 30, 2009)	(3,750)
Decrease due to sale of Vcommerce assets on August 28, 2009	(4,838)
Impairment of Vcommerce (during the three months ended September 30, 2009)	(1,126)

Goodwill at September 30, 2009	$16,944

As of September 30, 2009 and December 31, 2008, all of the Company’s goodwill was allocated to the core reporting segment.
Consolidated Companies
Effective May 1, 2008, in connection with the Company’s purchase of stock in Vcommerce in December 2006, the Company received additional shares of Vcommerce stock. Following the Company’s receipt of these additional shares, the Company accounted for Vcommerce, which was previously accounted for under the equity method, under the consolidation method. The purchase price, including the $15.2 million carrying value of Vcommerce that had been accounted for under the equity method, was allocated to the assets and liabilities based on their respective fair values at the date of the acquisition. As of May 1, 2008, the assets and liabilities were allocated as follows: $17.9 million of goodwill; $0.9 million of intangibles; and $3.6 million of net liabilities.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Ownership Interests in Partner Companies and Goodwill — (Continued)
During the six months ended June 30, 2009, the Company concluded that the estimated fair value of Vcommerce had declined. Accordingly, the Company performed its goodwill impairment testing as described in Note 2, “Significant Accounting Policies,” and determined that an impairment of goodwill of $3.8 million was required.
During the three months ended September 30, 2009, Channel Intelligence acquired substantially all of the assets and certain liabilities of Vcommerce. As a result of this transaction, the Company recorded an additional impairment charge in the amount of $1.1 million to eliminate the Company’s remaining basis in Vcommerce, which has ceased operations. The Company has no future obligation for Vcommerce’s liabilities and does not expect any future proceeds. Subsequent to the transaction, Vcommerce’s residual assets and liabilities are immaterial and not included on the Company’s Consolidated Balance Sheet at September 30, 2009.
Other Consolidated Company Information
On January 1, 2009, the Company adopted revised guidance related to accounting for noncontrolling interests. This guidance requires the pro forma disclosure of consolidated net income (loss) attributable to the parent company and pro forma earnings (loss) per share as if the Company had continued to apply the initial guidance. The losses attributed to the noncontrolling interest that resulted in a deficit noncontrolling interest balance for the three and nine months ended September 30, 2009 were $0.4 million and $1.3 million, respectively. Accordingly, had the Company recorded 100% of these losses, the Company’s “Net income (loss) attributable to Internet Capital Group, Inc.” on its Consolidated Statements of Operations would have been $2.7 million and $(17.7) million in the respective periods. The Company’s “Net income (loss) attributable to Internet Capital Group, Inc.” per basic and diluted share would have each been $0.07 and $(0.48) for the three and nine months ended September 30, 2009, respectively, had the Company recorded 100% of these losses.
Equity Method Companies
The following unaudited summarized financial information relates to the Company’s partner companies accounted for under the equity method of accounting at September 30, 2009 and December 31, 2008. This aggregate information has been compiled from the financial statements and capitalization tables of the respective equity method partner companies.

	Approximate Voting Ownership:
Equity Method Partner Company	September 30, 2009		December 31, 2008

Acquirgy	25%		—
Channel Intelligence	50	%(1)	46%
ClickEquations	33%		30%
Freeborders	31%		31%
GoIndustry	26%		29%
Metastorm	33%		33%
StarCite	36%		34%
WhiteFence	36%		36%

(1)
The Company does not consolidate Channel Intelligence since the Company’s ownership of this partner company does not exceed 50% (49.5%) and additional factors, such as minority voting protection, support that the Company does not exert control over Channel Intelligence.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Ownership Interests in Partner Companies and Goodwill — (Continued)
Balance Sheets (Unaudited)

	September 30, 2009 (1)	December 31, 2008 (2)
	(in thousands)
Cash, cash equivalents and short-term investments	$54,187	$47,749
Other current assets	61,106	72,935
Other non-current assets	153,645	163,248

Total assets	$268,938	$283,932

Current liabilities	$115,368	$141,414
Non-current liabilities	9,013	8,791
Long-term debt	11,235	1,843
Stockholders’ equity	133,322	131,884

Total liabilities and stockholders’ equity	$268,938	$283,932

Total carrying value	$85,010	$83,751

(1)	Includes Acquirgy, Channel Intelligence, ClickEquations, Freeborders, GoIndustry, Metastorm, StarCite and WhiteFence.

(2)	Includes Channel Intelligence, ClickEquations, Freeborders, GoIndustry, Metastorm, StarCite and WhiteFence.
At September 30, 2009, the Company’s carrying value in equity method partner companies in the aggregate exceeded the Company’s share of net assets of these equity partner companies by approximately $42.6 million. This excess is allocated $33.9 million to goodwill, which is not amortized, and $8.7 million to intangibles, which are generally amortized over a range of three to seven years. Amortization expense associated with these intangibles was $0.5 million and $1.5 million for the three and nine months ended September 30, 2009, respectively, and $0.4 million and $1.0 million for the three and nine months ended September 30, 2008, respectively. This amortization expense is included in the line item “Equity loss excluding impairments” in the following table and in the line item “Equity loss” on the Company’s Consolidated Statements of Operations.
Results of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009 (1)	2008 (2)	2009 (1)	2008 (2)
	(in thousands)		(in thousands)
Revenue	$57,061	$66,993	$169,615	$185,546

Net income (loss)	$(6,172)	$(10,664)	$(24,793)	$(46,707)

Equity loss excluding impairments	$(2,761)	$(6,020)	$(10,094)	$(17,842)
Impairment charge of GoIndustry	—	—	(544)	—

Total equity loss	$(2,761)	$(6,020)	$(10,638)	$(17,842)

(1)	Includes Acquirgy (from date of acquisition), Channel Intelligence, ClickEquations, Freeborders, GoIndustry, Metastorm, StarCite and WhiteFence.

(2)	Includes Channel Intelligence, ClickEquations, Freeborders, GoIndustry, Metastorm, StarCite, Vcommerce (to date of consolidation) and WhiteFence.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Ownership Interests in Partner Companies and Goodwill — (Continued)
Other Equity Company Information
In February 2008, GoIndustry issued equity in conjunction with a financing and an acquisition transaction. In conjunction with the financing, the Company purchased an additional 52,690,950 shares of GoIndustry in exchange for approximately $10.5 million. In connection with the acquisition of DoveBid, Inc., GoIndustry issued additional shares of stock. As a result of these transactions, the Company’s ownership in GoIndustry was reduced from approximately 31% to approximately 29%. The reduction in the Company’s ownership interest in GoIndustry was accounted for as a disposition of shares and resulted in a dilution loss for accounting purposes. The dilution loss totaled $1.3 million and was recorded as an equity transaction with a decrease to additional paid-in capital during the three months ended March 31, 2008. In January 2009, the Company purchased $1.4 million of convertible long-term notes from GoIndustry. In September 2009, in conjunction with a financing transaction, these long-term notes were converted to 56,952,636 shares of GoIndustry and the Company purchased an additional 63,888,889 shares of GoIndustry for approximately $1.9 million. At September 30, 2009, the Company owned 254,674,377 shares of GoIndustry, or approximately 26% of the outstanding shares, as compared to 133,832,852 shares of GoIndustry, or approximately 29% of the outstanding shares prior to the August 2009 financing transaction. The reduction in the Company’s ownership interest in GoIndustry from 29% to 26% was accounted for as a disposition of shares and resulted in a dilution loss of $0.4 million in the three months ended September 30, 2009. In accordance with revised accounting guidance for equity method companies, this dilution loss was recorded in “Other income (loss), net” on the Company’s Consolidated Statements of Operations. Due to the Company’s 26% ownership, GoIndustry continues to be accounted for under the equity method.
An impairment charge of $0.5 million was recorded by the Company during the three months ended March 31, 2009 to reduce the Company’s basis in GoIndustry as a result of declines in the fair value of this partner company. As of September 30, 2009, no further impairment was required.
In February 2009, the Company entered into certain arrangements to guarantee approximately $3.6 million of debt for StarCite. This amount, which had been placed in an escrow account at the time of the arrangement, was classified as restricted cash as of March 31, 2009. In May 2009, the Company repaid the underlying debt in full and thereafter received an additional ownership interest in StarCite. Accordingly, the Company increased its ownership in the partner company to 35% as of June 30, 2009 from 34% as of March 31, 2009, and decreased restricted cash by the amount paid. The Company has made a preliminary allocation of this purchase price and is in the process of finalizing its purchase price allocation for this transaction. The Company’s ownership interest in the partner company further increased to 36% as of September 30, 2009, as a result of equity transactions at the partner company.
On July 31, 2009, the Company acquired a 25% ownership percentage in Acquirgy. Also during the three months ended September 30, 2009, the Company increased its ownership percentage at Channel Intelligence and ClickEquations through the Company’s participation in financing rounds. The total amount of these acquisitions was $5.3 million. The Company has made preliminary allocations of the respective purchase prices and is in the process of finalizing its purchase price allocations for these transactions.
Escrow Information
As of September 30, 2009, the Company has outstanding aggregate cash proceeds, subject to indemnity claims, of approximately $2.6 million associated with escrowed proceeds from sales of former equity method partner companies. Additionally, the Company has outstanding 60,440 shares of IntercontinentalExchange, Inc. (“ICE”) common stock, valued at approximately $5.9 million based on the September 30, 2009 closing stock price of ICE’s common stock, being held in escrow. These share escrows primarily relate to sale consideration that was set aside to satisfy potential purchase price adjustments and/or potential indemnity claims in connection with the sale of Creditex Group, Inc. (“Creditex”) to ICE on August 29, 2008. During the nine months ended September 30, 2009, the Company received a distribution of approximately $1.2 million of previously escrowed funds related to the Company’s former partner company, Marketron International, Inc. (“Marketron”), which was recorded in “Other income (loss), net” on the Company’s Consolidated Statement of Operations. The release of additional escrowed proceeds, if any, to the Company would result in additional gains at the time the Company is entitled to such proceeds, the amount is fixed or determinable and realization is assured, which is anticipated to occur at various times between March 2010 and August 2012.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. Marketable Securities and Related Derivatives
Marketable securities represent the Company’s holdings in publicly-traded equity securities accounted for under the cost method of accounting. At September 30, 2009, the Company held a noncontrolling interest in Blackboard, Inc. (“Blackboard”), which is traded on the NASDAQ Global Market. The cost, unrealized holding gains/(losses), and fair value of marketable securities at September 30, 2009 and December 31, 2008 were as follows:

			Unrealized
	Common Shares		Holding
	Owned	Cost	Gains/(Losses)	Fair Value
		(in thousands, except shares)

September 30, 2009
Blackboard	1,787,060	$2,584	$64,931	$67,515

December 31, 2008
Blackboard	2,187,060	$3,162	$54,205	$57,367

The amounts reflected as the Company’s cost for Blackboard include the carrying value on the date the partner company converted to marketable securities and the value of warrants exercised.
During the three months ended September 30, 2009, the Company sold 400,000 shares of Blackboard common stock at an average price of $36.50 per share. The Company received total proceeds of $14.6 million, including proceeds of $5.7 million for September 2009 trades that settled in October 2009 and are reflected as “Broker receivable” on the Company’s Consolidated Balance Sheet at September 30, 2009. The Company recognized a gain on the sale of these securities in the amount of $14.0 million. This gain is included in “Other income (loss), net” on the Company’s Consolidated Statements of Operations.
The Company manages its exposure to and benefits from price fluctuations of Blackboard common stock by using derivative securities or hedges. Although these instruments are derivative securities, their economic risks are similar to, and managed on the same basis as, the risks associated with the Blackboard shares the Company holds. Through September 30, 2009, the Company has entered into cashless collar contracts with various expiration dates in 2010 to hedge 1,625,000 shares of its total holdings of 1,787,060 shares of Blackboard common stock at weighted average minimum and maximum prices per share of $24.27 and $56.35, respectively.
These instruments are marked to market through earnings each period. The mark-to-market impact is reflected in “Other income (loss), net” for the appropriate period on the Company’s Consolidated Statements of Operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands)
Unrealized gain (loss) on mark to market of hedges	$(3,393)	$(1,647)	$(5,950)	$581
The income or loss is primarily driven by the change in the closing price of Blackboard stock from the beginning of the quarter to the end of the quarter. The price per share is reflected in the table below as reported by the NASDAQ Global Market:

	Dec. 31,	March 31,	June 30,	Sep. 30,	Dec. 31,	March 31,	June 30,	Sep. 30,
	2007	2008	2008	2008	2008	2009	2009	2009
Blackboard closing stock price	$40.25	$33.33	$38.23	$40.29	$26.23	$31.74	$28.86	$37.78

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. Marketable Securities and Related Derivatives — (Continued)
In future quarters, the mark-to-market impact will generally be an expense if Blackboard’s stock price rises, or income if Blackboard’s stock price declines, during the relevant quarter. If the Company holds these hedges through their maturity dates and Blackboard’s stock price remains within the weighted average minimum and maximum prices per share, the value of the hedges will be zero at maturity.
The fair value of these instruments was an asset of $0.6 million at September 30, 2009 and an asset of $6.5 million at December 31, 2008, and, in each period, is included in “Hedges of marketable securities” on the Company’s Consolidated Balance Sheets. See Note 5, “Financial Instruments.”
5. Financial Instruments
Derivative Financial Instruments
The Company utilizes derivative financial instruments, the Blackboard security hedges and forward exchange contracts, to manage its exposure to and benefits from price fluctuations of Blackboard common stock and foreign currency risk, respectively. The cashless collar contracts related to Blackboard common stock are discussed in Note 4, “Marketable Securities and Related Derivatives.” In addition, during the nine months ended September 30, 2009, ICG Commerce purchased a put option to mitigate the risk of currency fluctuations at ICG Commerce’s operations in the United Kingdom and Europe. The value of the put option as of September 30, 2009 approximated zero.
The following table presents the classifications and fair values of our derivative instruments as of September 30, 2009 and December 31, 2008:

Consolidated Balance Sheets
		September 30,	December 31,
Derivatives	Classification	2009	2008
		(in thousands)
Cashless collar contracts	Hedges of marketable securities	$601	$6,551
Foreign exchange put option	Other assets, net	$—	$—
The following table presents the mark-to-market impact on earnings resulting from our hedging activities for the periods ended September 30, 2009 and 2008:

Consolidated Statements of Operations
		Three months ended		Nine months ended
		September 30,		September 30,
		(in thousands)
Derivatives	Classification	2009	2008	2009	2008
Cashless collar contracts	Other income (loss), net	$(3,393)	$(1,647)	$(5,950)	$581
Foreign exchange put option	Other income (loss), net	$(5)	$—	$(33)	$—
Fair Value Measurements
In September 2006, the FASB issued accounting guidance for fair value measurements. This guidance clarifies the definition of fair value, establishes a three-tier hierarchy framework for measuring fair value and expands the disclosures on fair value measurements. In accordance with accounting guidance regarding fair value measurements and disclosures, our marketable securities are reported at fair value on our consolidated balance sheet based on quoted prices in active markets for identical or comparable assets.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5. Financial Instruments — (Continued)
The fair value of the Company’s financial assets measured at fair value on a recurring basis were as follows:

	Balance at
	September 30,
	2009	Level 1	Level 2		Level 3
	(in thousands)
Cash equivalents (money market accounts)	$70,667	$70,667	$—		$—
Marketable securities (see Note 4)	67,515	67,515	—		—
Hedges of marketable securities (see Note 5)	601	—	601	(a)	—
Hedges of foreign currency risk (see Note 5)	—	—	—	(a)	—

	$138,783	$138,182	$601		$—

(a)
The Company’s respective counterparties under these arrangements provide the Company with quarterly statements of the market values of these instruments based on significant inputs that are observable or can be derived principally from, or corroborated by, observable market data for substantially the full term of the relevant asset or liability.

6. Debt
Long-term Debt
The Company’s long-term debt at September 30, 2009 of $0.2 million relates to its consolidated partner companies. The long-term debt is due as follows: $0.1 million is classified as current and is due within one year, and the remaining $0.1 million is due through 2014.
Loan and Credit Agreements
On September 30, 2002, the Company entered into a loan agreement with Comerica Bank (the “Loan Agreement”) to provide for the issuance of letters of credit up to $20.0 million, subject to a cash-secured borrowing base as defined by the Loan Agreement. The Loan Agreement was reduced to $10.0 million in 2004. In December 2008, the Loan Agreement was extended to December 12, 2009. Issuance fees of 0.50% per annum of the face amount of each letter of credit will be paid to Comerica Bank subsequent to issuance. The Loan Agreement also is subject to a 0.25% per annum unused commitment fee payable to the bank quarterly. No amounts (letters of credit) were outstanding at September 30, 2009 or December 31, 2008.
On May 8, 2008, the Company entered into a series of loan agreements with Credit Suisse Capital LLC. Pursuant to these agreements, the Company may, from time to time, borrow funds secured by the cashless collar contracts that the Company previously entered into with respect to 1,625,000 of its shares of Blackboard common stock. The loans bear interest, which is payable quarterly in arrears, at the three-month U.S. dollar LIBOR rate, computed on the basis of a 30-day month and a 360-day year. This interest rate resets on the first day of each calendar quarter. The maturity of each of the loans corresponds with the expiration of the underlying cashless collar contract. Accordingly, the maturity dates of the loans range from March 15, 2010 to October 15, 2010. The maximum borrowing capacity under each of the loan agreements equals the present value of the minimum value of the underlying cashless collar contract, computed using the three month U. S. dollar LIBOR rate. The aggregate maximum borrowing capacity under the loan agreements is approximately $39.4 million as of September 30, 2009. The Company has not drawn any amounts under the loan agreements to date.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6. Debt — (Continued)
On August 29, 2008, ICG Commerce and a number of its wholly-owned subsidiaries entered into a loan agreement with PNC Bank, pursuant to which ICG Commerce and such subsidiaries may borrow up to $10.0 million under a revolving line of credit. The line of credit matures on December 31, 2009 and is secured by the assets of the borrowing companies. Interest on any outstanding amounts is computed at a rate to be selected by ICG Commerce at the end of each interest period from the following: (1) a one, two, three or six-month eurodollar LIBOR rate plus either 175 or 200 basis points, depending on the then-current debt-to-EBITDA ratio of the borrowing companies, and (2) PNC Bank’s prime rate minus either 100 or 75 basis points, depending on the then-current debt-to-EBITDA ratio of the borrowing companies. The loan agreement also provides for the issuance by the bank of letters of credit, subject to specified fees and other terms. The loan agreement is subject to a 0.25% per annum unused commitment fee that is payable to the bank quarterly. As of September 30, 2009, no amounts are outstanding under this loan agreement. ICG Commerce had a total borrowing capacity of $10.0 million, with interest rates between 2.00% and 2.38%.
7. Segment Information
The Company’s reportable segments using accounting guidance for segment reporting consist of two reporting segments, the “core” segment and the “other holdings” segment. Each segment includes the results of the Company’s consolidated partner companies and records the Company’s share of earnings and losses of partner companies accounted for under the equity method of accounting and captures the Company’s basis in the assets of all of its partner companies. Marketable securities are considered “corporate” assets whereas, prior to becoming marketable securities, the partner company to which they relate would have been included in the core or other holdings category.
The core reporting segment includes those partner companies in which the Company’s management takes a very active role in providing strategic direction and management assistance. The other holdings reporting segment includes holdings in companies over which, in general, we have less influence due to the fact that they are public or we have a relatively small ownership stake.
Approximately 10% of the Company’s consolidated revenues for the three and nine months ended September 30, 2009, respectively, relate to sales generated in the United Kingdom. Approximately 17% and 15% of the Company’s consolidated revenues for the three and nine months ended September 30, 2008, respectively, related to sales generated in the United Kingdom. The remaining consolidated revenues for the three and nine months ended September 30, 2009 and 2008 primarily relate to sales generated in the United States. As of September 30, 2009 and December 31, 2008, the Company’s assets were located primarily in the United States.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7.	Segment Information — (Continued)
The following summarizes selected information related to the Company’s segments for the respective periods. All significant intersegment activity has been eliminated. Assets are owned or allocated assets used by each reporting segment.

Segment Information
(in thousands)
		Other	Total	Reconciling Items		Consolidated
	Core	Holdings	Segment	Corporate	Other*	Results
Three Months Ended September 30, 2009
Revenues	$22,572	$—	$22,572	$—	$—	$22,572
Net income (loss)	$(1,742)	$(638)	$(2,380)	$(3,366)	$8,817	$3,071

Three Months Ended September 30, 2008
Revenues	$17,104	$—	$17,104	$—	$—	$17,104
Net income (loss)	$(7,886)	$(900)	$(8,786)	$(3,803)	$35,087	$22,498

Nine Months Ended September 30, 2009
Revenues	$66,301	$—	$66,301	$—	$—	$66,301
Net income (loss)	$(6,040)	$(2,398)	$(8,438)	$(12,057)	$4,012	$(16,483)

Nine Months Ended September 30, 2008
Revenues	$50,707	$—	$50,707	$—	$—	$50,707
Net income (loss)	$(20,088)	$(1,834)	$(21,922)	$(13,847)	$39,419	$3,650

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

*Corporate other income (loss) (Note 9)	$10,220	$34,791	$10,438	$40,237
Corporate income tax (expense) benefit	—	330	—	330
Noncontrolling interest	(277)	(34)	(1,006)	(1,148)
Impairment of GoIndustry (Other Holdings) (Note 3)	—	—	(544)	—
Impairment of Vcommerce (Core) (Note 3)	(1,126)	—	(4,876)	—

	$8,817	$35,087	$4,012	$39,419

		Other	Total			Consolidated
	Core	Holdings	Segment	Corporate	Other	Results

Assets as of:
September 30, 2009	$130,303	$11,204	$141,507	$131,563	$—	$273,070

Assets as of:
December 31, 2008	$138,374	$8,281	$146,655	$138,925	$—	$285,580

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8. Parent Company Financial Information
Parent company financial information is provided to present the financial position and results of operations of the Company and its wholly-owned subsidiaries as if the partner companies accounted for under the consolidation method of accounting were accounted for under the equity method of accounting for all applicable periods presented. The Company’s share of the consolidated partner companies’ losses is included in “Equity loss” in the parent company Statements of Operations for all periods presented based on the Company’s ownership percentage in each period. The carrying value of the consolidated companies as of September 30, 2009 and December 31, 2008 is included in “Ownership interests in partner companies” in the parent company balance sheets set forth below.
Parent Company Balance Sheets

	As of September 30, 2009	As of December 31, 2008
	(in thousands)
Assets
Cash and cash equivalents	$56,243	$73,208
Broker receivable	5,653	—
Other current assets	1,166	1,405

Current assets	63,062	74,613
Ownership interests in partner companies	116,620	113,395
Marketable securities	67,515	57,367
Hedges of marketable securities	601	6,551
Other	385	394

Total assets	$248,183	$252,320

Liabilities and stockholders’ equity
Current liabilities	$3,569	$4,011
Non-current liabilities	350	898
Stockholders’ equity	244,264	247,411

Total liabilities and stockholders’ equity	$248,183	$252,320

Parent Company Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands)
Revenues	$—	$—	$—	$—
Operating expenses
General and administrative	3,452	4,065	12,357	15,214
Impairment related and other	1,126	—	4,876

Total operating expenses	4,578	4,065	17,233	15,214

	(4,578)	(4,065)	(17,233)	(15,214)
Other income (loss), net	10,220	34,791	10,438	40,237
Interest income (expense), net	86	262	300	1,367

Income (loss) before income taxes and equity loss	5,728	30,988	(6,495)	26,390
Income tax benefit (expense)	—	330	—	330
Equity loss	(2,657)	(8,820)	(9,988)	(23,070)

Net income (loss)	$3,071	$22,498	$(16,483)	$3,650

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8. Parent Company Financial Information — (Continued)
Parent Company Statements of Cash Flows

	Nine Months Ended
	September 30,
	2009	2008
	(in thousands)
Operating Activities
Net income (loss)	$(16,483)	$3,650
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	75	100
Equity-based compensation	2,782	4,941
Equity loss	9,988	23,070
Other (income) loss	(10,438)	(40,237)
Impairment related and other	4,876
Changes in assets and liabilities, net of effect of acquisitions:
Prepaid expenses and other assets	139	(158)
Accounts payable	(8)	4
Accrued expenses	(19)	(285)
Accrued compensation and benefits	(891)	(1,608)
Other liabilities	(60)	403

Cash provided by (used in) operating activities	(10,039)	(10,120)
Investing Activities
Capital expenditures, net	(20)	(33)
Proceeds from sales of marketable securities	9,103	30,194
Proceeds from sales of ownership interests in partner companies	2,607	3,206
Acquisitions of ownership interests in partner companies, net	(18,246)	(40,448)

Cash provided by (used in) investing activities	(6,556)	(7,081)
Financing Activities
Purchase of treasury stock	(370)	(239)

Cash provided by (used in) financing activities	(370)	(239)

Net increase (decrease) in cash and cash equivalents	(16,965)	(17,440)
Cash and cash equivalents at beginning of period	73,208	69,125

Cash and cash equivalents at end of period	$56,243	$51,685

9. Other Income (Loss)
Other Income (Loss), net
Other income (loss), net consists of the effect of transactions and other events relating to the Company’s ownership interests in its partner companies and its operations in general.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands)
Gain on sale of Creditex	$—	$34,751	$430	$34,751
Unrealized gain (loss) on mark-to-market of hedges (Note 4)	(3,393)	(1,647)	(5,950)	581
Gains on sales/distributions of ownership interests in partner companies	—	—	2,177	3,205
Dilution loss on GoIndustry (Note 3)	(388)	—	(388)	—
Realized gains on marketable securities (Note 4)	14,004	1,406	14,178	1,406
Other	(3)	281	(9)	294

	$10,220	$34,791	$10,438	$40,237
Total other income (loss) for consolidated partner companies	6	(423)	787	(381)

	$10,226	$34,368	$11,225	$39,856

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9. Other Income (Loss) — (Continued)
During the nine months ended September 30, 2009, the Company received an additional 7,549 shares of ICE common stock in connection with a post-merger closing-related adjustment for the acquisition of Creditex by ICE in August 2008. The value of these shares on the date on which they were received was $0.4 million, which is included in “Gain on sale of Creditex” in the above table. The amount of proceeds received by the Company from the subsequent sale of these securities in excess of their initial value is included in “Realized gains (losses) on marketable securities” in the above table.
During the nine months ended September 30, 2009, the Company recorded gains of approximately $2.2 million related to distributions of various ownership interests, including the release of approximately $1.2 million of escrowed proceeds related to Marketron. These gains are included in “Gains on sales/distributions of ownership interests in partner companies” in the above table.
During the nine months ended September 30, 2009, ICG Commerce recorded foreign currency gains of approximately $0.8 million related to changes in exchange rates associated with its operations in the United Kingdom and Europe.
10. Income Taxes
The parent company files a consolidated federal income tax return with Investor Force. Excluding the loss for the nine months ended September 30, 2009, the parent company and Investor Force together had federal net operating loss carry-forwards of approximately $515.0 million. They also had combined capital loss carry-forwards of approximately $366.5 million that may be used to offset future capital gains. All but approximately $20.0 million of the net operating loss carry-forwards and all of the capital loss carry-forwards, as well as certain other deferred tax assets, are subject to significant limitations on their utilization due to an ownership change, as defined in Section 382 of the Internal Revenue Code. The annual limitation on the utilization of these carry-forwards is approximately $14.5 million. These net operating loss carry-forwards expire between 2015 and 2024, and the capital loss carry-forwards expire between 2009 and 2013. Additional limitations on the utilization of these carry-forwards may be imposed if they experience another ownership change.
The parent company’s and Investor Force’s combined net deferred tax asset of $441.2 million at September 30, 2009 consists of deferred tax assets of $462.4 million, relating primarily to partner company basis differences, capital and net operating loss carry-forwards, offset by deferred tax liabilities of $21.2 million, primarily related to unrealized appreciation in available for sale securities. A full valuation allowance has been recorded against the net deferred tax assets.
The Internal Revenue Service is auditing the parent company’s consolidated federal income tax returns for the years ended December 31, 2005 through December 31, 2007. The statute of limitations for the year ended December 31, 2005 has been extended to September 15, 2010.
ICG Commerce recorded tax expense at an effective annual rate of 12.0% and 10.8% for the nine months ended September 30, 2009 and 2008, respectively. These rates differ from the federal statutory rate of 34%, primarily due to the utilization of net operating losses. ICG Commerce also recorded a $0.3 million tax benefit in the nine months ended September 30, 2009 for a foreign tax refund received as a result of the allowance of the utilization of net operating losses that previously had been disallowed.
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

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11. Equity-Based Compensation
Equity-based compensation for the three and nine months ended September 30, 2009 and 2008 is primarily included in “Selling, general and administrative” on the Company’s Consolidated Statements of Operations for their respective periods. The following table provides additional information related to the Company’s equity-based compensation:

					Unrecognized	Weighted Average
					Equity-Based	Years Remaining of
	Three Months Ended		Nine Months Ended		Compensation at	Equity-Based
	September 30,		September 30,		September 30,	Compensation Expense
	2009	2008	2009	2008	2009	at September 30, 2009
	(in thousands, except weighted average years)
SARs*	$452	$1,016	$2,437	$2,990	$1,610	2.7
Stock Options	—	8	3	25	2	3.2
Restricted Stock	18	408	53	1,440	117	2.0
DSUs**	36	78	138	241	60	0.5

Equity-Based Compensation	$506	$1,510	$2,631	$4,696	$1,789
Equity-Based Compensation for Consolidated Partner Companies	174	230	546	580	940	1.9

Equity-Based Compensation	$680	$1,740	$3,177	$5,276	$2,729

*	Stock Appreciation Rights (“SARs”)

**	Deferred Stock Units (“DSUs”)
During the nine months ended September 30, 2009, the Company issued 36,000 DSUs to the Company’s non-management directors under the Non-Management Director Compensation Plan that will vest in the first quarter of 2010. These DSUs were valued at $0.1 million.
During the three and nine months ended September 30, 2009, the Company issued 7,385 DSUs and 27,916 DSUs, respectively, in lieu of cash, which vested immediately to the Company’s non-management directors for services provided to the Company’s Board of Directors and its committees. The expense of $0.1 million and $0.2 million for the three and nine months ended September 30, 2009, respectively, and the expense of $0.1 million and $0.2 million for the three and nine months ended September 30, 2008, respectively, associated with the quarterly grants for service is included in “Selling, general and administrative” on the Company’s Consolidated Statements of Operations but is not included in the “Equity-Based Compensation” table above.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12. Net Income (Loss) per Share
The calculations of net income (loss) per share were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands, except per share data)
Basic and Diluted:
Net income (loss) attributable to Internet Capital Group, Inc.	$3,071	$22,498	$(16,483)	$3,650

Basic:
Net income (loss) attributable to Internet Capital Group, Inc. per share	$0.08	$0.59	$(0.45)	$0.10

Diluted
Net income (loss) attributable to Internet Capital Group, Inc. per share	$0.08	$0.58	$(0.45)	$0.09

Shares used in computation of basic income (loss) per share	36,675,632	38,437,322	36,672,848	38,410,364
Stock options	39,221	53,184	—	69,527
Restricted stock	138	273,932	—	307,596
DSUs	25,204	15,890	—	13,740
Warrants	—	3,582	—	4,297
SARs	—	—	—	74,010

Shares used in computation of diluted income (loss) per share	36,740,195	38,783,910	36,672,848	38,879,534

The following dilutive securities were not included in the computation of diluted net loss per share because their effect would have been anti-dilutive:

		Weighted Average
	Shares	Price Per Share

Three Months Ended September 30, 2009
SARs	3,870,370	$7.65
Stock options	490,183	$38.41
Restricted stock	14,137	$—
DSUs	10,796	$—

Nine Months Ended September 30, 2009
SARs	3,870,370	$7.65
Stock options	529,404	$35.56
Restricted stock	14,275	$—
DSUs	36,000	$—

Three Months Ended September 30, 2008
SARs	3,870,370	$7.65
Stock options	469,430	$35.59

Nine Months Ended September 30, 2008
SARs	2,597,645	$8.45
Stock options	381,141	$34.36

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
13. Comprehensive Income (Loss)
Comprehensive income (loss) is the change in equity of a business enterprise during a period resulting from transactions and other events and circumstances from non-owner sources. Excluding net loss, the Company’s primary source of comprehensive loss is net unrealized holding gains (losses) related to its marketable securities. The following table summarizes the components of comprehensive loss:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands)

Net income (loss) attributable to Internet Capital Group, Inc.	$3,071	$22,498	$(16,483)	$3,650
Other comprehensive income (loss):
Unrealized holding gains (losses) in marketable securities	18,980	3,339	24,905	(1,079)
Realized net gains on marketable securities	(14,004)	(1,406)	(14,178)	(1,406)
Other accumulated other comprehensive income (loss)	19	45	(69)	37

Comprehensive income (loss)	$8,066	$24,476	$(5,825)	$1,202

14. Share Repurchase Program
On July 31, 2008, the Company announced the approval by its Board of Directors of a share repurchase program under which the Company could repurchase, from time to time, up to $20.0 million of shares of Common Stock in the open market, in privately negotiated transactions or pursuant to trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act. On December 12, 2008, the Board of Directors approved a $5.0 million expansion of this program, allowing the Company to repurchase up to $25.0 million of shares of Common Stock. During the nine months ended September 30, 2009, the Company repurchased a total of 92,242 shares of Common Stock at an average purchase price of $3.97 per share. These repurchases are reflected in “Treasury stock, at cost” as a reduction of Stockholders’ Equity on the Company’s Consolidated Balance Sheets in the relevant period. As of the date of the filing of this Report, the Company has repurchased a total of 2,040,400 shares of Common Stock for approximately $9.6 million under the program. See the subsection of Part II, Item 2 entitled “Issuer Purchases of Equity Securities” for more information regarding the repurchases of Company Common Stock that occurred during the nine months ended September 30, 2009 and through the date of the filing of this Report.

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
Executive Summary
Since our inception in 1996, we have focused on acquiring and building Internet software and services companies that improve the productivity and efficiency of their business customers. We call these companies our “partner companies.” As of September 30, 2009 and the date of this Report, we hold ownership interests in fourteen companies that we consider our partner companies. Additionally, from time to time we hold marketable securities in other companies, which, as of September 30, 2009 and the date of this Report, consist solely of Blackboard common stock. The results of operations of our partner companies are reported within two segments: the “core” reporting segment and the “other holdings” reporting segment. The core reporting segment includes those partner companies in which ICG’s management takes a very active role in providing strategic direction and management assistance. We devote significant expertise and capital to maximizing the success of these core partner companies. The other holdings reporting segment includes partner companies over which, in general, we have less influence because they are public companies and/or we have a relatively small ownership stake in those partner companies.
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
Liquidity and Capital Resources
The following table summarizes our and our consolidated subsidiaries’ cash and cash equivalents, restricted cash, and marketable securities as of September 30, 2009 and December 31, 2008:

	September 30, 2009			December 31, 2008
		Consolidated			Consolidated
	Corporate	Subsidiaries	Total	Corporate	Subsidiaries	Total
	(in thousands)
Cash and cash equivalents	$56,243	$20,985	$77,228	$73,208	$16,087	$89,295
Restricted cash	—	240	240	—	232	232

	$56,243	$21,225	$77,468	$73,208	$16,319	$89,527

Marketable securities (1)	$68,116	$—	$68,116	$63,918	$—	$63,918

(1)
Includes a contributing asset of $0.6 million and $6.5 million at September 30, 2009 and December 31, 2008, respectively, related to derivative instruments associated with the Company’s marketable securities.

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
ICG Commerce and Investor Force fund their operations through a combination of cash flow from operations, borrowings and equity issuances. ICG Commerce expects that its existing cash balance and cash flow from operations will be sufficient to fund its operations for the next twelve months, while Investor Force is likely to require additional borrowings and/or equity issuances to fund its operations through the next twelve months.
Consolidated working capital decreased by $3.6 million from December 31, 2008 to September 30, 2009, primarily due to fundings to partner companies and the payment of bonuses, offset by distributions from sales of partner companies and sales of Blackboard common stock.

Summary of Statements of Cash Flows

	Nine Months Ended
	September 30,
	2009	2008
	(in thousands)
Cash provided by (used in) operating activities	$(8,566)	$(14,376)
Cash provided by (used in) investing activities	$(3,312)	$243
Cash provided by (used in) financing activities	$(582)	$588
Cash used in operating activities during the nine months ended September 30, 2009, decreased from the comparable nine months in 2008. The most significant difference was a net decrease in other income by $25.3 million related to the sale of Creditex in 2008, partially offset by sales of Blackboard common stock in 2009. Additionally, although equity loss decreased from the prior year, the Company recognized higher impairments during the nine months ended September 30, 2009.
The change from cash provided by investing activities of $0.2 million for the nine months ended September 30, 2008, to cash used in investing activities of $(3.3) million during the nine months ended September 30, 2009, was related primarily to fewer cash proceeds received from sales of marketable securities in 2009 than the 2008 period, partially offset by a decrease in funds used to acquire ownership interests in partner companies during the nine months ended September 30, 2009.
The change from cash provided by financing activities for the nine months ended September 30, 2008, to cash used in financing activities during the nine months ended September 30, 2009 is the result of long-term debt borrowings in 2008.
We and our consolidated subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. We do not expect the ultimate liability with respect to these actions to materially affect our financial position or cash flows.
Contractual Cash Obligations and Commercial Commitments
We had no material changes to contractual cash obligations and commercial commitments for the three and nine months ended September 30, 2009.
Off-Balance Sheet Arrangements
We are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Our Partner Companies
As of September 30, 2009, we owned interests in 14 partner companies that are categorized below based on segment and method of accounting.

CORE PARTNER COMPANIES (% Voting Interest)
Consolidated	Equity	Cost
ICG Commerce (64%)	Channel Intelligence (50%)	(none)
Investor Force (81%)	Freeborders (31%)
Metastorm (33%)
StarCite (36%)
WhiteFence (36%)

OTHER HOLDINGS COMPANIES (% Voting Interest)
Consolidated	Equity	Cost
(none)	Acquirgy (25%)	Anthem (9%)
	ClickEquations (33%)	Captive Capital (5%)
	GoIndustry (26%)(1)	Jamcracker (2%)
Tibersoft (5%)

(1)
As of September 30, 2009 and November 2, 2009, we owned 254,674,377 shares, or approximately 26% of the voting securities, of GoIndustry. GoIndustry’s common stock is traded on the AIM market of the London Stock Exchange under ticker symbol GOI. See Note 3 — “Ownership Interests in Partner Companies and Goodwill” to our Consolidated Financial Statements.

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

Segment Information
(in thousands)
				Reconciling Items
		Other	Total			Consolidated
	Core	Holdings	Segment	Corporate	Other	Results

For the Three Months Ended September 30, 2009
Revenues	$22,572	$—	$22,572	$—	$—	$22,572
Net income (loss)	$(1,742)	$(638)	$(2,380)	$(3,366)	$8,817	$3,071

For the Three Months Ended September 30, 2008
Revenues	$17,104	$—	$17,104	$—	$—	$17,104
Net income (loss)	$(7,886)	$(900)	$(8,786)	$(3,803)	$35,087	$22,498

For the Nine Months Ended September 30, 2009
Revenues	$66,301	$—	$66,301	$—	$—	$66,301
Net income (loss)	$(6,040)	$(2,398)	$(8,438)	$(12,057)	$4,012	$(16,483)

For the Nine Months Ended September 30, 2008
Revenues	$50,707	$—	$50,707	$—	$—	$50,707
Net income (loss)	$(20,088)	$(1,834)	$(21,922)	$(13,847)	$39,419	$3,650

For the Three and Nine Months Ended September 30, 2009 and 2008
Results of Operations — Core Companies
The following presentation of the Results of Operations — Core Companies includes the results of our consolidated core partner companies and our share of the results of our equity method core partner companies.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands)
Selected data:
Revenues	$22,572	$17,104	$66,301	$50,707

Cost of revenue	(14,402)	(11,580)	(42,205)	(34,526)
Selling, general and administrative	(4,895)	(4,271)	(14,364)	(11,614)
Research and development	(2,178)	(3,219)	(7,418)	(7,455)
Impairment related and other	(169)	(197)	(393)	(389)

Operating expenses	(21,644)	(19,267)	(64,380)	(53,984)

Interest and other	(547)	(603)	(265)	(803)
Equity loss	(2,123)	(5,120)	(7,696)	(16,008)

Net loss	$(1,742)	$(7,886)	$(6,040)	$(20,088)

Revenue
Revenue increased $5.5 million to $22.6 million in the three months ended September 30, 2009 from $17.1 million in the comparable period of 2008. This revenue increase was primarily driven by a 40% increase in revenues at ICG Commerce for the third quarter of 2009 from the comparable period in 2008 from new and existing customers, as well as a lesser increase at Investor Force for the three months ended September 30, 2009 compared to the 2008 period.
Revenue increased $15.6 million to $66.3 million in the nine months ended September 30, 2009 from $50.7 million in the nine months ended September 30, 2008. This increase relates primarily to a 27% increase in new and existing customer revenue at ICG Commerce for the nine months ended September 30, 2009 from the comparable period of 2008, and also reflects the consolidation of Vcommerce for eight months in the 2009 period compared with the consolidation of Vcommerce for only five months in 2008.
Operating Expenses
Operating expenses increased $2.4 million, from $19.3 million in the three months ended September 30, 2008, to $21.6 million in the three months ended September 30, 2009. This primarily relates to the increase in cost of revenues and selling, general and administrative expenses. These costs at ICG Commerce increased 30% from the 2008 period primarily due to an increase in headcount from the 2008 period needed to service new customers and an increase in professional service fees in the three months ended September 30, 2009. Selling, general and administrative expenses increased at Investor Force in the 2009 period from the 2008 period; the increase related to the hiring of certain additional key personnel in late 2008 and early 2009. The increases in cost of revenues and selling, general and administrative were offset slightly by a decrease in research and development costs, primarily related to cost reduction efforts at Vcommerce.
Operating expenses for the nine months ended September 30, 2009 increased $10.4 million to $64.4 million, from $54.0 million for the nine months ended September 30, 2008. Cost of revenues and selling, general and administrative expenses increased by 23% at ICG Commerce in the nine months ended September 30, 2009 compared with the 2008 period. These increases were primarily driven by increased headcount needed to service new customers and increased professional service fees. Additionally, an increase of approximately $0.8 million in selling, general and administrative expenses at Investor Force was the result of hiring certain additional key personnel in late 2008 and early 2009 as well as increased expenses associated with servicing new customers in the nine months ended September 30, 2009 compared with the same nine months of 2008.

Equity Loss
A portion of our net results from our core partner companies is derived from those partner companies in which we hold a substantial minority ownership interest. Our share of the income or losses of these companies is recorded in our Consolidated Statement of Operations under “Equity loss.”

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands)
Selected data:
Total revenues	$45,457	$52,850	$138,181	$143,558
Total net loss	$(3,910)	$(8,864)	$(16,717)	$(39,161)
Our share of total net loss (“equity loss”)	$(2,123)	$(5,120)	$(7,696)	$(16,008)
Our share of net loss decreased in 2009 from 2008 due to aggregate improved results at our core partner companies, many of which reported decreases in their net loss during the three and nine months ended September 30, 2009 as compared to the three and nine months ended September 30, 2008.
Results of Operations — Other Holdings Companies
The following presentation of the Results of Operations — Other Holdings Companies includes the results of our consolidated other holdings partner companies, if any, and our share of the results of our equity method other holdings partner companies.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands)

Selected data:
Equity income (loss)	$(638)	$(900)	$(2,398)	$(1,834)

Net loss	$(638)	$(900)	$(2,398)	$(1,834)

Equity income (loss) primarily relates to our share of GoIndustry’s and ClickEquations’ results.

Results of Operations — Reconciling Items
Corporate

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands)

General and administrative	$(3,452)	$(4,065)	$(12,357)	$(15,214)
Interest income (expense), net	86	262	300	1,367

Net loss	$(3,366)	$(3,803)	$(12,057)	$(13,847)

General and Administrative
Our general and administrative expenses decreased $0.6 million for the three months ended September 30, 2009 from the comparable 2008 period, primarily due to a $1.0 million decrease in equity-based compensation, a $0.1 million decrease in marketing costs and a $0.1 million decrease in insurance premiums, partially offset by a $0.6 million increase in employee-related expenses, primarily bonuses.
These expenses decreased $2.9 million for the nine months ended September 30, 2009, to $12.4 million, from $15.2 million for the nine months ended September 30, 2008. This decrease is the result of a $2.1 million decrease in equity-based compensation, a $0.3 million reduction in employee travel expenses, a $0.2 million reduction in professional service fees, and a $0.1 million decrease in both insurance premiums and reporting costs.
Interest Income/Expense
The interest income, net, decreased $0.2 million and $1.1 million for the three and nine months ended September 30, 2009, respectively, from the comparable 2008 periods. This decrease is attributable to lower interest rate yields in the 2009 periods than those realized during the 2008 periods.
Other

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands)

Corporate other income (loss)	$10,220	$34,791	$10,438	$40,237
Corporate income tax benefit (expense)	—	330	—	330
Noncontrolling interest	(277)	(34)	(1,006)	(1,148)
Impairment of GoIndustry (Other Holdings)	—	—	(544)	—
Impairment of Vcommerce (Core)	(1,126)	—	(4,876)	—

Net income (loss)	$8,817	$35,087	$4,012	$39,419

Corporate Other Income (Loss), Net
Corporate other income in the three months ended September 30, 2009 of $10.2 million was the result of the $14.0 million gain on the sale of Blackboard common stock, offset by a loss of $3.4 million in the value of our Blackboard hedges during the quarter and the dilution loss recognized for GoIndustry of $0.4 million resulting from the GoIndustry financing transactions during the three-month period. Corporate other income of $34.8 million during the three months ended September 30, 2008 was primarily driven by the sale of Creditex to ICE, and the subsequent sale of ICE common stock received in connection with the Creditex transaction.

The $10.4 million corporate other income for the nine months ended September 30, 2009 relates to the $14.2 million gain on the sales of marketable securities, primarily Blackboard, and $2.6 million gain on proceeds from the previous disposition of partner companies, offset by a $6.0 million year-to-date loss on the value of our Blackboard hedges and a $0.4 million dilution loss resulting from the GoIndustry financing transactions during the quarter ended September 30, 2009. Comparatively, year-to-date gains on the value our Blackboard hedges during the 2008 nine month period were $0.6 million, coupled with gains of $38.0 million from sales of partner companies for the period, including $34.8 million for the sale of Creditex, and proceeds on the sale of ICE common stock in the amount of $1.4 million for the nine months ended September 30, 2008.
Noncontrolling Interest
The change in noncontrolling interest, formerly minority interest, in the nine months ended September 30, 2009 from the comparable 2008 period is primarily related to the adoption of revised guidance regarding noncontrolling interests on January 1, 2009, which amended existing guidance to require the noncontrolling interest to recognize its share of losses even if the result is a deficit noncontrolling interest balance. Previous guidance required the noncontrolling interest to reflect losses only up to the noncontrolling interest in the equity capital of the subsidiary and any excess was charged against the controlling interest. This guidance is being applied prospectively from our adoption date, January 1, 2009.
Impairments
We recorded $1.1 million and $5.4 million of impairment charges related to our partner companies during the three and nine months ended September 30, 2009, respectively. During the three months ended June 30, 2009, the Company concluded that the estimated fair value of the partner company had declined and recorded an impairment charge of $3.8 million to reduce the carrying amount of Vcommerce to the amount of proceeds expected in a potential sale of Vcommerce at that time. In August 2009, following Vcommerce’s sale of substantially all of its assets, the Company recorded an impairment charge of $1.1 million to write off the remaining basis of Vcommerce. An impairment charge of $0.5 million was recorded during the three months ended March 31, 2009 to the basis in GoIndustry related to the current market value.
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

Valuation of Goodwill, Intangible Assets and Ownership Interests in Partner Companies
We perform ongoing business reviews and annual goodwill impairment tests in accordance with accounting guidance for intangibles, goodwill and other, and other impairment tests in accordance with guidance contained within the ASC for investments — equity method and joint venture, as well as property, plant, and equipment. We use quantitative and qualitative measures to assess the need to record impairment losses on goodwill, intangible assets and ownership interests in our partner companies when impairment indicators are present. Where impairment indicators are present, we determine the amount of the impairment charge as the excess of the carrying value over the fair value. We determine fair value using a combination of the discounted cash flow methodology, which is based upon converting expected future cash flows to present value, and the market approach, which includes analysis of market price multiples of companies engaged in lines of business similar to the company being evaluated. The market price multiples are selected and applied to the company based on relative performance, future prospects and risk profile of the company in comparison to the guideline companies. Significant assumptions relating to future operating results must be made when estimating the future cash flows associated with these companies. Significant assumptions relating to achievement of business plan objectives and milestones must be made when evaluating whether impairment indicators are present. Should unforeseen events occur or should operating trends change significantly, additional impairment losses could occur.
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
Fair Value Measurements
In September 2006, the FASB issued guidance for fair value measurements that clarifies the definition of fair value, establishes a three-tier hierarchy framework for measuring fair value and expands the disclosures on fair value measurements. In accordance with this guidance, our marketable securities are reported at fair value on our consolidated balance sheet based on quoted prices in active markets for identical or comparable assets. See Note 5, “Financial Instruments” to our Consolidated Financial Statements.

Recent Accounting Pronouncements
The FASB released the ASC on July 1, 2009 as the single source of authoritative nongovernmental GAAP, superseding existing FASB, AICPA, EITF, and related accounting literature. The ASC became effective for the Company beginning with the interim period ending September 30, 2009. The adoption of the ASC resulted in changes to all references to authoritative accounting literature throughout our consolidated financial statements to be consistent with the ASC.
In December 2007, the FASB issued revised guidance for the accounting for business combinations. The revised guidance, contained within ASC 805, “Business Combinations,” requires most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value.” At adoption on January 1, 2009, our consolidated financial statements were not impacted by this guidance, which will be applied to business combinations occurring on or after that date.
In December 2007, the FASB issued accounting guidance contained within ASC 810, “Consolidation,” which requires noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity and changes the accounting for transactions with noncontrolling interest holders. At adoption on January 1, 2009, our consolidated financial statements were not materially impacted by this guidance, other than the presentation of noncontrolling interests in our consolidated financial statements. This guidance is being applied prospectively to all noncontrolling interests, including any that arose before the adoption date. See “Other Consolidated Company Information” in Note 3, “Ownership Interests in Partner Companies and Goodwill.”
In March 2008, the FASB issued new guidance on the disclosure of derivative instruments and hedging activities. This guidance, included in ASC 815, “Derivatives and Hedging Activities,” requires enhanced disclosures to enable financial statement users to better understand the effects of derivatives and hedging on an entity’s financial position, financial performance and cash flows. At adoption on January 1, 2009, our consolidated financial statements were not materially impacted by this guidance.
In June 2008, the FASB ratified guidance contained in ASC 815, “Derivatives and Hedging,” which clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock and would therefore qualify as a scope exception to derivative accounting. At adoption on January 1, 2009, our consolidated financial statements were not materially impacted by this guidance.
In November 2008, the FASB ratified guidance included in ASC 323, “Investments — Equity Method and Joint Ventures,” which clarifies how to account for certain transactions involving equity method companies. Specifically, it addresses the initial measurement, decreases in value and changes in the level of ownership of equity method companies. At adoption on January 1, 2009, our consolidated financial statements were not materially impacted by this guidance.
In April 2009, the FASB issued guidance included in ASC 825, “Financial Instruments.” This guidance requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. At adoption beginning with the interim period ended June 30, 2009, our consolidated financial statements were not materially impacted by this guidance.
In April 2009, the FASB issued new guidance for the accounting of other-than-temporary impairments. This guidance, which is included in ASC 320, “Investments — Debt and Equity Securities,” is intended to bring greater consistency to the timing of impairment recognition and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. This guidance also requires increased and timelier disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. At adoption beginning with the interim period ended June 30, 2009, our consolidated financial statements were not materially impacted by this guidance.

In April 2009, the FASB issued additional guidance for fair value measurement, which is part of ASC 820, “Fair Value Measurements and Disclosures” and provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. This guidance also identifies circumstances that indicate a transaction is not orderly. In addition, this guidance requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. At adoption beginning with the interim period ended June 30, 2009, our consolidated financial statements were not materially impacted by this guidance.
In May 2009, the FASB issued new guidance for accounting for subsequent events. This guidance, included in ASC 855, “Subsequent Events,” establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance establishes that entities must evaluate subsequent events through the date the financial statements are issued, the circumstances under which a subsequent event should be recognized, and the circumstances for which a subsequent event should be disclosed. It also requires the Company to disclose the date through which subsequent events were evaluated. At adoption beginning with the interim period ended June 30, 2009, our consolidated financial statements were not impacted by this guidance. We evaluated subsequent events through November 6, 2009, the date the consolidated financial statements as of and for the period ended September 30, 2009 were issued.
In June 2009, the FASB issued accounting guidance as SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, which has not yet been adopted into the ASC. The revised guidance requires former “qualifying special-purpose entities” to be evaluated for consolidation, changes the approach to determining a variable interest entity’s primary beneficiary and the frequency with which reassessments of this determination should be made, and requires additional disclosures related to these items. This guidance will become effective for the Company beginning on January 1, 2010. We are currently evaluating the impact this standard will have on its consolidated financial statements.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to equity price risks on the marketable portion of our equity securities. Our public holdings at September 30, 2009 include equity positions in companies in sectors that have experienced significant historical volatility in their stock prices. A 20% adverse change in equity prices, based on a sensitivity analysis of our public holdings as of September 30, 2009, would result in a decrease of approximately $12.4 million in the fair value of our public holdings. Through September 30, 2009, the Company has entered into cashless collar contracts with various expiration dates in 2010 to hedge 1,625,000 shares of its total holdings of 1,787,060 shares of Blackboard common stock at weighted average minimum and maximum prices per share of $24.27 and $56.35, respectively. Each of these contracts limits the Company’s exposure to price declines in the underlying equity securities. Additionally, each of these contracts limits the Company’s maximum benefits from price increases in the underlying equity securities.
ICG Commerce conducts a portion of its business in foreign currencies, primarily those of European countries and may utilize derivative financial instruments, specifically fair value hedges, to manage foreign currency risks. In accordance with GAAP, gains and losses related to fair value hedges are recognized in income along with adjustments of carrying amounts of the hedged items. Therefore, its put option is marked to market, and unrealized gains and losses are included in current period net income. These options provide a predetermined rate of exchange at the time the option is purchased and allows ICG Commerce to minimize the risk of currency fluctuations. In determining the use of its put option, ICG Commerce considers the amount of sales and purchases made in local currencies, the type of currency and the costs associated with the contracts. During the three months ended September 30, 2009, ICG Commerce purchased a put option to mitigate the risk of currency fluctuations at ICG Commerce’s operations in the United Kingdom. This option is net settled quarterly, resulting in an immaterial loss for the current quarter.

Cash and cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates fair value due to the short-term maturity of these instruments. Marketable securities are carried at fair value.

ITEM 4.	Controls and Procedures
Controls and Procedures
Management’s Quarterly Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered in this Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this Report, our disclosure controls and procedures have been designed and are effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding require disclosure.
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
In May and June 2001, certain of the Company’s present directors, along with the Company, certain of its former directors, certain of its present and former officers and its underwriters, were named as defendants in nine class action complaints filed in the United States District Court for the Southern District of New York. The plaintiffs and the putative classes they seek to represent include present and former stockholders of the Company. The complaints generally allege violations of Sections 11 and 12 of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 10b-5 promulgated under the Exchange Act, based on, among other things, the dissemination of statements allegedly containing material misstatements and/or omissions concerning the commissions received by the underwriters of the initial public offering and follow-on public offering of the Company as well as failure to disclose the existence of purported agreements by the underwriters with some of the purchasers in these offerings to buy additional shares of the Company’s stock subsequently in the open market at pre-determined prices above the initial offering prices. The plaintiffs seek for themselves and the alleged class members an award of damages and litigation costs and expenses. The claims in these cases have been consolidated for pre-trial purposes (together with claims against other issuers and underwriters) before one judge in the Southern District of New York federal court. In April 2002, a consolidated, amended complaint was filed against these defendants which generally alleges the same violations and also refers to alleged misstatements or omissions that relate to the recommendations regarding the Company’s stock by analysts employed by the underwriters. In June and July 2002, defendants, including the Company defendants, filed motions to dismiss plaintiffs’ complaints on numerous grounds. The Company’s motion was denied in its entirety in an opinion dated February 19, 2003. In July 2003, a committee of the Company’s Board of Directors approved a proposed settlement with the plaintiffs in this matter, which was preliminarily approved by the District Court overseeing the litigation in February 2005. A final fairness hearing on the settlement was held on April 24, 2006. On December 5, 2006, however, the Second Circuit Court of Appeals reversed the certification of plaintiff classes in six actions related to other issuers that had been designated as test cases with respect to the non-settling defendants in those matters (the “Focus Cases”) and made other rulings that drew into question the legal viability of the claims in the Focus Cases. The Court of Appeals later rejected the plaintiffs’ request that it reconsider that decision. As a result, on June 25, 2007, the District Court approved a stipulation and order terminating the proposed settlement. While the Court of Appeals decision did not automatically apply to the case against the Company, the defendants moved for, and the Court granted, an order that would apply the decision to all cases, including the consolidated action against the Company. On August 14, 2007, the plaintiffs filed an amended “master” complaint containing allegations purportedly common to all defendants in all actions and filed amended complaints containing specific allegations against the six issuer defendants in the Focus Cases. In addition, on September 27, 2007, the plaintiffs again moved to certify classes in each of the Focus Cases. The defendants in the Focus Cases moved to dismiss the amended complaints. Rulings on both the motion to certify the Focus Cases as class actions and to dismiss those cases remain outstanding. The District Court has approved a stipulation extending the time within which the plaintiffs must file amended pleadings containing specific allegations against the other issuer defendants, including the Company, and the time within which those defendants must move, answer or otherwise respond to those specific allegations.
On April 2, 2009, the plaintiffs filed a motion for preliminary approval of a proposed global settlement of all claims asserted in the coordinated class action securities litigation on behalf of the class plaintiffs in the respective actions against the various issuer and underwriter defendants, including all claims asserted against the Company. The motion further seeks certification of settlement classes as to each action against the defendants, including the Company. The Company has assented to the proposed settlement, which does not require any monetary contribution from the Company and would be funded by various underwriter defendants and the defendants’ insurers. On June 10, 2009, the District Court granted preliminary approval to the proposed settlement and to the form of notice of the proposed settlement to be provided to members of the proposed settlement class. The District Court scheduled a hearing for September 10, 2009 to determine whether to approve the proposed settlement.

The final hearing was held on September 10, 2009. On October 5, 2009, the District Court granted final approval of the proposed settlement, subject to the rights of the parties to appeal the settlement within 30 days of such approval. Pursuant to the terms of the approved settlement, the Company is not required to make any monetary contribution to fund the required settlement payments, which are being funded by various underwriter defendants and the defendants’ insurers. On or about October 23, 2009, three members of the settlement class who had been shareholders of an issuer other than the Company filed a petition seeking leave to appeal the District Court’s final approval to the Second Circuit Court of Appeals on an interlocutory basis. No judicial ruling or action has been taken on the motion.

ITEM 1A.	Risk Factors
In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. There have been no material changes with respect to the Company’s risk factors previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
During 2008, the Company announced the approval by its Board of Directors of a share repurchase program under which the Company could repurchase, from time to time, up to $25.0 million of shares of its Common Stock in the open market, in privately negotiated transactions or pursuant to trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act. The table below contains information relating to the repurchases of Company Common Stock that occurred from commencement of this program through the date of the filing of this Report.

			Total Number of	Approximate Dollar
			Shares Purchased as	Value That May Yet
			Part of Publicly	Be Purchased
	Total Number of	Average Price Paid	Announced	Under the
Monthly Period	Shares Purchased(1)	per Share(2)	Program(1)	Program

7/25/08 to 7/31/08	0	—	0	$20.0 million
8/1/08 to 8/31/08	0	—	0	$20.0 million
9/1/08 to 9/30/08	29,800	$7.96	29,800	$19.8 million
10/1/08 to 10/31/08	468,993	$6.36	468,993	$16.8 million
11/1/08 to 11/30/08	1,398,250	$4.18	1,398,250	$10.9 million
12/1/08 to 12/31/08	51,115	$3.82	51,115	$15.7 million
1/1/09 to 1/31/09	25,042	$3.98	25,042	$15.6 million
2/1/09 to 2/28/09	67,200	$3.96	67,200	$15.4 million
3/1/09 to 3/31/09	0	—	0	$15.4 million
4/1/09 to 4/30/09	0	—	0	$15.4 million
5/1/09 to 5/31/09	0	—	0	$15.4 million
6/1/09 to 6/30/09	0	—	0	$15.4 million
7/1/09 to 7/31/09	0	—	0	$15.4 million
8/1/09 to 8/31/09	0	—	0	$15.4 million
9/1/09 to 9/30/09	0	—	0	$15.4 million
10/1/09 to 10/31/09	0	—	0	$15.4 million
11/1/09 to 11/9/09	0	—	0	$15.4 million
Total	2,040,400	$4.71	2,040,400	$15.4 million

(1)	All shares purchased in open market transactions.

(2)	Average price paid per share excludes commissions.

ITEM 3.	Defaults Upon Senior Securities
None.

ITEM 4.	Submission of Matters to a Vote of Security Holders
None.

ITEM 5.	Other Information
None.

ITEM 6.	Exhibits
Exhibit Index

Exhibit Number	Document

11.1	Statement Regarding Computation of Per Share Earnings (included herein at Note 12 “Net Income (Loss) per Share” to the Consolidated Financial Statements).

31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

32.2	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

SIGNATURES
Pursuant to the requirements of the Security Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2009	INTERNET CAPITAL GROUP, INC.
	By:	/s/ R. Kirk Morgan
		Name:	R. Kirk Morgan
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Document

11.1	Statement Regarding Computation of Per Share Earnings (included herein at Note 12 “Net Income (Loss) per Share” to the Consolidated Financial Statements).

31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

32.2	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002, as amended.