Form 10-K
period 2009-12-31
INTERNET CAPITAL GROUP INC
filed 2010-03-16
CIK 1085621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2009.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                      to                     .
Commission File Number 001-16249

INTERNET CAPITAL GROUP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	23-2996071 (I.R.S. Employer Identification Number)

690 Lee Road, Suite 310, Wayne, PA (Address of Principal Executive Offices)	19087 (Zip Code)
(610) 727-6900
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: Common stock, par value $.001 per share (Title of Class)	The NASDAQ Stock Market LLC (The NASDAQ Global Market) (Name of Each Exchange on Which Registered)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
The aggregate market value of the 35,329,064 shares of Common Stock held by non-affiliates of the registrant as of March 1, 2010 was $237.8 million, based upon the closing price of $6.73 on the NASDAQ Global Market on June 30, 2009. (For this computation, the registrant has excluded the market value of all shares of its Common Stock held by its executive officers and directors; such exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the Registrant.)
As of March 1, 2010, there were 36,423,789 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission (the “SEC”) relative to the Company’s 2010 Annual Meeting of Stockholders (the “Definitive Proxy Statement”) are incorporated by reference into Part III of this Report.

INTERNET CAPITAL GROUP, INC.
FORM 10-K
DECEMBER 31, 2009
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
Factors that could cause our actual results, levels of activity, performance or achievements to differ materially from those anticipated in forward-looking statements include, but are not limited to, factors discussed elsewhere in this Report and include, among other things:
•	economic conditions generally;

•	capital spending by our partner companies’ customers;

•	our partner companies’ collective ability to compete successfully against their respective competitors;

•
rapid technological developments in the respective markets in which our partner companies operate and our partner companies’ collective ability to respond to such changes in a timely and effective manner;

•	our ability to deploy capital effectively and on acceptable terms;

•	our ability to maximize value in connection with divestitures;

•	our ability to retain key personnel; and

•	our ability to have continued access to capital and to manage capital resources effectively.
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

PART I
Although we refer in this Report to companies in which we have acquired a convertible debt interest or an equity ownership interest as our “partner companies” and indicate that we have a “partnership” with these companies, we do not act as an agent or legal representative for any of our partner companies, we do not have the power or authority to legally bind any of our partner companies, and we do not have the types of liabilities in relation to our partner companies that a general partner of a partnership would have.

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
As of December 31, 2009 and the date of this Report, we hold ownership interests in 13 companies that we consider our partner companies. Additionally, we hold marketable securities in other companies, which, as of December 31, 2009 and the date of this Report, consist primarily of Blackboard, Inc. common stock (NASDAQ: BBBB) (“Blackboard”). The results of operations of our partner companies are reported within two segments: the “core” reporting segment and the “venture” (formerly “other holdings”) reporting segment. The core reporting segment includes those consolidated and equity method partner companies in which ICG owns a principal controlling equity voting interest (53% on average as of December 31, 2009) and in which ICG’s management takes a very active role in providing strategic direction and management assistance. We expect to devote relatively large initial amounts of capital to acquire our core partner companies. The venture reporting segment includes partner companies to which we generally devote less capital than we do to our core companies and, therefore, in which we hold relatively smaller ownership stakes than we do in our core companies (24% on average as of December 31, 2009) and have less influence over their strategic direction and management decisions than we do over those of our core companies. At the end of 2009, ICG began implementing a shift in its business strategy, under which the Company is focusing on acquiring and holding majority voting equity stakes in a relatively smaller number of operating companies that would be included in our core segment. For information regarding the results of operations of our reporting segments, as well as their respective contributions to ICG's consolidated results of operations, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8—Financial Statements and Supplementary Data,” including Note 8, “Segment Information,” to our Consolidated Financial Statements. Such information is incorporated herein by reference.
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

We feel that the expertise we have developed in connection with our fourteen-year active involvement with Internet software and services companies allows us to identify companies that are positioned to succeed and to accelerate the growth of these companies. We intend to continue to expand our network of partner companies and allocate our financial and human resources to partner companies that we believe have significant long-term value potential. In particular, we seek to acquire interests in software as a service (“SaaS”), technology-enabled business process outsourcing (“BPO”) and Internet marketing companies, which offer solutions that:
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
After we identify a potential partner company, we negotiate the acquisition of an equity stake in that company, typically seeking an interest as the principal controlling equity holder. We generally require representation on the partner company’s board of directors to ensure our ability to provide active guidance to the partner company. We place an extremely high value on quality, motivated management teams and, accordingly, seek to structure acquisitions to permit the partner company’s management and key personnel to retain a meaningful equity stake in the company. During our negotiations with potential partner companies, we emphasize the value of our network and resources and our focus on long-term value, which we believe give us a competitive advantage over other potential funding sources when we seek to acquire partner companies.
Our focus on the software and services markets, particularly SaaS, technology-enabled BPO and Internet marketing companies and the knowledge base of our partner companies, our management and our Board of Directors give us valuable experience that we share with our partner companies. Once we acquire an interest in a partner company, we work to assume an active role in the development and growth of the company, providing both strategic guidance and operational support. We provide strategic guidance to our partner companies relating to, among other things, market positioning, business model and product development, strategic capital expenditures, mergers and acquisitions and exit opportunities. Additionally, we provide operational support to help our partner companies manage day-to-day business and operational issues and implement best practices in the areas of finance, sales and marketing, business development, human resources and legal services. Once a company joins our partner company network, our collective expertise is leveraged to help position that company to produce high-margin, recurring and predictable earnings and generate long-term value that we believe can ultimately be captured for our stockholders through continued ownership by ICG, an initial public offering, or a strategic sale.
Our Partner Companies
At December 31, 2009, our core partner companies consisted of:
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
GovDelivery Holdings, Inc. (“GovDelivery”)
GovDelivery is a leading provider of government-to-citizen communication solutions. GovDelivery’s digital subscription management SaaS platform enables government organizations to provide citizens with access to relevant information by delivering new information through e-mail mobile text alerts, RSS and social media channels from U.S. and U.K. government entities at the national, state and local levels.
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
Investor Force Holdings, Inc. (“InvestorForce”)
InvestorForce is a financial software company specializing in the development of online applications for the financial services industry. InvestorForce provides pension consultants and other financial intermediaries with a Web-based enterprise platform that integrates data management with robust analytic and reporting capabilities in support of their institutional and other clients. InvestorForce’s applications provide investment consultants with the ability to conduct real-time analysis and research into client, manager and market movement and to produce timely, automated client reports.
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
WhiteFence, Inc. (“WhiteFence”)
WhiteFence is a Web services provider used by household consumers to compare and purchase essential home services, such as electricity, natural gas, telephone and cable/satellite television. WhiteFence reaches customers directly through company-owned websites and through its network of exclusive channel partners which integrate the Web services applications into their own business processes and websites.

At December 31, 2009, our venture partner companies consisted of:
Acquirgy, Inc. (“Acquirgy”)
Acquirgy specializes in Search Engine Marketing (SEM) and Direct Response Television (DRTV) services and provides comprehensive account services, as well as creative and production expertise with integrated multichannel software platforms. SEM services include outsourced paid search management, SEM Performance Consulting (SEMpcTM) for clients managing search internally and search engine optimization. DRTV services include comprehensive script-to-screen DRTV creative, production and media services.
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
GoIndustry-DoveBid plc (“GoIndustry”) (LSE.AIM:GOI)
GoIndustry is a leader in auction sales and valuations of used industrial machinery and equipment. GoIndustry combines traditional asset sales experience with innovative e-commerce technology and advanced direct marketing to service the needs of multi-national corporations, insolvency practitioners, dealers and asset-based lenders around the world.
SeaPass Solutions Inc. (“SeaPass”)
SeaPass develops and markets processing solutions that enable insurance carriers, agents and brokers to transmit and receive data in real-time by leveraging existing systems to interact automatically. With the company’s technology, information accessed in real-time allows for increased efficiency across all lines of the insurance business.
Concentration of Customer Base and Credit Risk
In each of the years ended December 31, 2009 and 2008, two customers of ICG Commerce, which is a consolidated core partner company, accounted for more than 10% of our consolidated revenue. The Hertz Corporation and Kimberly-Clark Corporation each represented approximately 13% and 17% of our consolidated revenue for the years ended December 31, 2009 and 2008, respectively. Accounts receivable, including unbilled amounts, from The Hertz Corporation and Kimberly-Clark Corporation as of December 31, 2009 were $1.7 million and $1.5 million, respectively. Accounts receivable, including unbilled amounts, from the Hertz Corporation and Kimberly-Clark Corporation as of December 31, 2008 were $2.9 million and $1.4 million, respectively.

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
Employees
Corporate headcount at ICG as of March 1, 2010 was 27. Headcount at our consolidated partner companies as of March 1, 2010 was 648.
Financial Information About Geographic Areas
Financial information regarding geographic areas is contained in Note 8, “Segment Information,” to our Consolidated Financial Statements included in “Item 8—Financial Statements and Supplementary Data” and is incorporated herein by reference.
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
Our business involves a number of risks, some of which are beyond our control. You should carefully consider each of the risks and uncertainties we describe below and all of the other information in this Report before deciding to invest in our Common Stock. The risks and uncertainties we describe below are not the only ones we face. Additional risks and uncertainties about which we currently do not know or that we currently believe to be immaterial may also adversely affect our business, financial condition or operating results.
Numerous external forces, including ongoing weak economic conditions, have negatively affected our and our partner companies’ respective businesses, results of operations and financial condition and continued weak economic conditions could result in additional declines in our revenues and operating results.
Numerous external forces, including the state of global financial markets and general economic conditions, lack of consumer confidence, lack of availability of credit, interest rate and currency rate fluctuations and national and international political circumstances (including wars and terrorist acts) have negatively affected our and our partner companies’ respective businesses, results of operations and financial condition. Our and our partner companies’ businesses may also be negatively impacted by ongoing weak economic conditions affecting the banking system, financial markets and financial institutions, which have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets and extreme volatility in credit and equity markets. The length of time or severity with which these conditions may persist is unknown. As a consequence, our and our partner companies’ respective operating results for a particular period are difficult to predict and, therefore, prior results are not necessarily indicative of expected results in future periods. In response to current financial conditions, many customers and potential customers of our partner companies may forgo, delay or reduce technology and other purchases. In connection with these conditions, our partner companies may experience reductions in the sales of their products and services, extended sales cycles, difficulties in collecting (or the inability to collect) accounts receivable, slower adoption of new technologies, increased price competition and difficulties in obtaining (or the inability to obtain) financing. The current volatility in the financial markets and overall economic uncertainty increase the risk that the value of our partner companies and our other assets will be impaired and that the value to be captured in the future in connection with the disposition of our partner companies will be significantly lower than we initially expected.
If we are not able to deploy capital effectively and on acceptable terms, we may not be able to execute our business strategy.
Our strategy includes effectively deploying capital by acquiring interests in new partner companies. We may not be able to identify attractive acquisition candidates that fit our strategy. Even if we are able to identify acquisition candidates, we may not be able to acquire interests in those companies due to an inability to reach mutually acceptable financial or other terms with those companies or due to competition from other potential acquirers that may have greater resources, brand name recognition, industry contacts or flexibility of structure than we do. The recent turmoil in the global economy has caused significant declines and fluctuations in the valuations of publicly-traded companies and privately-held companies. Uncertainty regarding the extent to which valuations of companies that fit our acquisition criteria will continue to fluctuate may affect our ability to accurately value potential acquisition candidates. Additionally, ongoing weak economic conditions may make it more difficult for us to obtain capital needed to deploy to new and existing partner companies. If we are unable to effectively deploy capital to partner companies on acceptable terms, we may not be able to execute on our strategy, and our business may be adversely impacted.

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
During the year ended December 31, 2009, two customers of ICG Commerce, The Hertz Corporation and Kimberly-Clark Corporation, each represented approximately 13% of our consolidated revenue. For the year ended December 31, 2008, these two customers each represented approximately 17% of our consolidated revenue. If our partner companies are not able to retain significant customers, such partner companies and our respective businesses, results of operations and financial positions could be negatively affected.
The inability of our partner companies’ customers to pay their obligations to them in a timely manner, or at all, could have an adverse effect on our partner companies.
The financial resources of our partner companies’ customers may be negatively affected by the continuing economic downturn. As a result, these customers may have inadequate financial resources to meet all their obligations to our partner companies and may not make payments in a timely manner or at all. Additionally, if our partner companies’ customers do not have adequate financial resources, they may attempt to terminate or renegotiate existing contracts with our partner companies and may refrain from purchasing additional products and services from our partner companies. These factors may cause our partner companies’ results of operations and financial condition to be adversely affected.
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
Our and our partner companies’ respective businesses depend on the overall demand for information technology, and in particular for Internet software and services that improve the productivity of our customers’ businesses. In addition, the acquisition of our partner companies’ Internet software and services is often discretionary and may require customers to make significant initial contributions of capital and other resources. During the recent global financial crisis, business spending on technology infrastructure decreased dramatically. Continued weak economic conditions or, even if general economic conditions improve, a reduction in information technology spending, could adversely impact our business and the businesses of our partner companies in a number of ways that negatively impact our operating results and financial condition.
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
Our inability to maintain or be able to increase our ownership stakes in partner companies with significant growth opportunities could negatively impact our ability to execute our strategy.
One of our strategies is to maintain and increase our ownership in those partner companies that we believe have major growth opportunities such that we would have consolidated stakes in those companies. We may not be able to achieve this goal because of limited resources and/or the unwillingness of such companies and/or the stockholders of such companies to enter into a transaction that would result in an increase in our ownership stake. Moreover, certain transactional growth opportunities, such as mergers and consolidations, may arise with respect to any of these partner companies that would result in potentially dilutive issuances of such partner companies’ equity securities. In the event that any of these select partner companies enters into such a transaction, with or without our support, we may have a decreased ability to direct the policies and affairs of the partner company or the surviving entity following the consummation of the transaction.

If we do not participate in follow-on financings at our partner companies, our stakes in such companies will be diluted, which could materially reduce the value of those stakes.
From time to time our partner companies raise capital by issuing and selling additional equity. We generally have preemptive rights to participate in these follow-on rounds of financing; however, we may elect not to participate in such rounds or may be required to waive our preemptive rights in whole or in part so that outside investors can participate. If we do not participate in a follow-on round of a partner company, our ownership interest in such company will be diluted. Additionally, in connection with new rounds of financing, our partner companies may issue preferred stock with liquidation preferences that are senior to existing preferred stock and common stock. If we do not participate in a follow-on round at a partner company, our ownership stake will decrease and our rights to receive proceeds in connection with the sale of that partner company will be diminished, which could result in a material reduction in the value of our stake in that partner company. Moreover, in the event that we pay a control premium in connection with our acquisition of a majority stake in a partner company, we would not be able to command a similar premium upon the disposition of that stake if, through dilutive events, the stake becomes a minority interest.
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
Although we generally seek to acquire a controlling equity interest and participate in the management of our partner companies, we may not acquire or maintain a controlling interest in each partner company. If we lack control or share control in a partner company we may not be able to control significant financial or other business decisions of such partner company. Management or other stockholders of a partner company could have economic or business interests or objectives that are different from ours or disagree with our advice regarding financial or operating decisions, which could impair the value of our interest, prevent us from monetizing our interest at a time or at a price that is favorable to us or negatively affect our operating results. Additionally, our inability to prevent dilution of our ownership interests in a partner company or our inability to otherwise have a controlling influence over the management and operations of a partner company could have an adverse impact on our status under the Investment Company Act.

We may not be able to extract cash from those partner companies that achieve profitability and may need to continue to rely on existing cash, liquidity events and additional capital raises to fund our operations.
We currently rely on existing cash, partner company liquidity events and the issuance and sale of additional securities in order to fund our operations. One of our goals is to help our partner companies achieve profitability so that we can access their cash flow. Moreover, we are focusing on acquiring majority voting stakes in an increasing number of partner companies in part so that we have increased access to the cash flow of our partner companies. However, even if certain of our partner companies do meet that goal, we may not be able to access cash generated by such partner companies to fund our operations due to a number of factors, including the needs of such companies to reinvest in their own businesses and our inability to control the significant business or financial decisions of such companies. Our inability to access the cash of our partner companies could have a negative impact on our operations.
We may be unable to obtain maximum value in connection with the divesture of partner company and marketable security interests.
From time to time, we may divest of interests in partner companies or marketable securities to generate cash or for strategic reasons. The timing of such divestures, particularly with respect to our privately-held partner companies, may not be within our control. If we need to quickly divest partner company interests to satisfy immediate cash requirements or to avoid registration as an investment company under the Investment Company Act, we may be forced to sell our assets prior to canvassing the market or at a time when market conditions valuations are unfavorable. We also may not be able to identify buyers for certain of our assets, particularly given the difficulty that potential acquirers may currently face in obtaining financing. Furthermore, in connection with the sale of a private partner company, we may not receive the full amount of proceeds to which we would otherwise be entitled under such company’s certificate of incorporation if additional payments to management and/or other stockholders are made to secure the approval and/or execution of such transaction. We may be unable to sell our interests in publicly-traded companies at then-quoted market prices, if at all, because low trading volumes of these companies may limit our ability to sell a significant amount of such companies’ stock in the open market. Registration and other requirements under applicable securities laws may also adversely affect our ability to dispose of our interests on a timely basis. Based on the foregoing factors, when we divest of an interest in a partner company or a marketable security, we may not receive maximum value for that asset and the realizable value of our interest in such asset may ultimately be lower than the carrying value currently reflected in our consolidated financial statements and/or the expectations our investors or securities analysts.
In addition, the market for initial public offerings has experienced significant weakness in connection with recent market volatility. If this market is weak, we may not be able to capture stockholder value by taking our partner companies public.
Our accounting estimates with respect to the ultimate recoverability of our basis in our partner companies could change materially in the near term.
Our accounting estimates with respect to the useful life and ultimate recoverability of our carrying basis, including goodwill, in our partner companies could change in the near term, and the effect of those changes on our consolidated financial statements could be significant. During the years ended December 31, 2009 and 2008 we recorded impairment charges of $5.4 million and $23.2 million, respectively. It is possible that a significant write-down or write-off of our carrying basis in our partner companies, including goodwill, may be required in the future, or that a significant loss will be recorded in the future upon the sale of one or more partner companies. Any write-down or write-off of this type could cause a decline in the price of our Common Stock.

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
Currently, we hold stock of Blackboard and GoIndustry, each of which is a publicly-traded entity. Fluctuations in the price of the common stock of Blackboard, GoIndustry or any other publicly-traded holdings we may hold from time to time are likely to affect the price of our Common Stock. The price of these publicly-traded companies’ common stock has been highly volatile. As of December 31, 2009, the market value of our interest in these publicly-traded companies was $79.4 million, which was based upon a $45.39 per share closing price for Blackboard and a $0.02 per share closing price for GoIndustry. The results of operations and, accordingly, the price of the stock of Blackboard and GoIndustry may be adversely affected by the occurrence of the risk factors contained in this Report. In addition, the results of operations and stock price of Blackboard may be adversely affected by the risk factors in Blackboard’s SEC filings, which are publicly available at www.sec.gov, and the results of operations and common stock price of GoIndustry may be adversely affected by the factors set forth in GoIndustry’s submissions on the AIM market of the London Stock Exchange, which are publicly available at www.londonstockexchange.com.
We have had a general history of operating losses and expect continued operating losses in the foreseeable future.
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
If one or more of our executive officers or key personnel, or our partner companies’ executive officers or key personnel, including highly trained information technology personnel, were unable or unwilling to continue in their present positions, or if we or our partner companies were unable to hire qualified personnel, our business and operations could be disrupted and our operating results and financial condition could be seriously harmed.

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
The location and general description of our properties as of March 1, 2010 are as follows:
Corporate Offices
Our corporate headquarters are located at 690 Lee Road, Suite 310 in an office facility located in Wayne, Pennsylvania, where we lease approximately 11,000 square feet.
Partner Company Properties
Our consolidated partner companies lease approximately 128,229 square feet of office, administrative, sales and marketing, operations and data center space, principally in Georgia, Minnesota, New York, Pennsylvania, Texas and Washington, D.C. in the United States and administrative offices in China, India and the United Kingdom.

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

On April 2, 2009, the plaintiffs filed a motion for preliminary approval of a proposed global settlement of all claims asserted in the coordinated class action securities litigation on behalf of the class plaintiffs in the respective actions against the various issuer and underwriter defendants, including all claims asserted against the Company. The motion further seeks certification of settlement classes as to each action against the defendants, including the Company. The Company has assented to the proposed settlement, which does not require any monetary contribution from the Company and would be funded by various underwriter defendants and the defendants’ insurers. On June 10, 2009, the District Court granted preliminary approval of the proposed settlement and of the form of notice of the proposed settlement to be provided to members of the proposed settlement class. The District Court scheduled a hearing for September 10, 2009 to determine whether to approve the proposed settlement.
The final hearing was held on September 10, 2009. On October 5, 2009, the District Court granted final approval of the proposed global settlement, subject to the rights of the parties to appeal the settlement within 30 days of such approval. Pursuant to the terms of the approved settlement, the Company is not required to make any monetary contribution to fund the required settlement payments, which are being funded by various underwriter defendants and the defendants’ insurers.
On or about October 23, 2009, three members of the settlement class who had been shareholders of an issuer other than the Company filed a petition seeking leave to appeal the District Court’s final approval to the Second Circuit Court of Appeals on an interlocutory basis. No judicial ruling or action has been taken on the motion. On or before November 6, 2009, three notices of appeal were filed with respect to the District Court’s order granting final approval of the global settlement. No further action has been taken with respect to such notices. On December 14, 2009, the District Court entered a final judgment approving and giving effect to the global settlement as it related to the consolidated actions against the Company. The final judgment created a settlement class of plaintiffs comprised of persons who purchased or otherwise acquired the common stock and call options of the Company during the period of August 4, 1999 through December 6, 2000, provided for the distribution of settlement proceeds to the members of the class and approval of attorneys’ fees to class counsel consistent with the terms of the global settlement, barred prosecution of all settled claims by members of the class and their representatives, released the defendants and other protected persons from such claims and dismissed all claims against the Company and other defendants in the consolidated amended action with prejudice. No notices of appeal have been filed with respect to the December 14, 2009 final judgment.

ITEM 4.	(Removed and Reserved)

PART II

ITEM 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information. Our Common Stock is currently traded on the NASDAQ Global Market under the symbol “ICGE.” The price range per share reflected in the table below is the highest and lowest sale price for our Common Stock as reported by the NASDAQ Global Market during each quarter period of our two most recent fiscal years.

	2009				2008
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31
	(1st)	(2nd)	(3rd)	(4th)	(1st)	(2nd)	(3rd)	(4th)
High	$5.95	$6.85	$8.62	$8.43	$11.82	$11.35	$9.84	$8.00
Low	$3.25	$3.85	$6.17	$5.76	$7.66	$7.71	$6.79	$3.04
Holders. As of March 1, 2010, there were approximately 818 holders of record of our Common Stock, although there is a much larger number of beneficial owners.
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
The following graph presents a comparison of the Company’s stock performance with that of the NASDAQ Composite Index and the Goldman Sachs Technology Internet Index from December 31, 2004 to December 31, 2009.
COMPARISON OF CUMULATIVE TOTAL RETURN* SINCE DECEMBER 31, 2004
AMONG INTERNET CAPITAL GROUP, INC.,
THE NASDAQ COMPOSITE INDEX AND
THE GSTI INTERNET INDEX

*	$100 invested at closing prices on December 31, 2004 in ICG shares or in a stock index, including reinvestment of dividends.

Issuer Purchases of Equity Securities
In 2008, the Company announced the approval by its Board of Directors of a share repurchase program under which the Company could repurchase, from time to time, up to $25 million of shares of its Common Stock in the open market, in privately negotiated transactions or pursuant to trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act. The table below contains information relating to the repurchases of Company Common Stock that occurred during the year ended December 31, 2009 and through the date of the filing of this Report.

			Total Number of	Approximate Dollar
			Shares Purchased as	Value That May Yet
			Part of Publicly	Be Purchased
	Total Number of	Average Price Paid	Announced	Under the
Monthly Period	Shares Purchased(1)	per Share(2)	Program(1)	Program

Repurchased as of 12/31/08	1,948,158	$4.75	1,948,158	$15.7 million
1/1/09 to 1/31/09	25,042	$3.98	25,042	$15.6 million
2/1/09 to 2/28/09	67,200	$3.96	67,200	$15.4 million
3/1/09 to 3/31/09	0	—	0	$15.4 million
4/1/09 to 4/30/09	0	—	0	$15.4 million
5/1/09 to 5/31/09	0	—	0	$15.4 million
6/1/09 to 6/30/09	0	—	0	$15.4 million
7/1/09 to 7/31/09	0	—	0	$15.4 million
8/1/09 to 8/30/09	0	—	0	$15.4 million
9/1/09 to 9/30/09	0	—	0	$15.4 million
10/1/09 to 10/31/09	0	—	0	$15.4 million
11/1/09 to 11/30/09	0	—	0	$15.4 million
12/1/09 to 12/31/09	400,000	$5.79	400,000	$13.1 million
1/1/10 to 1/31/10	0	—	0	$13.1 million
2/1/10 to 2/28/10	0	—	0	$13.1 million
3/1/10 to 3/15/10	0	—	0	$13.1 million
Total	2,440,400	$4.89	2,440,400	$13.1 million

(1)	All shares purchased in open market transactions.

(2)	Average price paid per share excludes commissions.

ITEM 6.	Selected Financial Data
The following table summarizes certain selected historical consolidated financial information of ICG that has been derived from our audited Consolidated Financial Statements for each one-year period for the five years ended December 31, 2009, 2008, 2007, 2006 and 2005. The financial information may not be indicative of our future performance. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the related Notes thereto included in this Report.

	Year Ended December 31,
	2009	2008	2007	2006(1)	2005(1)
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$90,252	$71,181	$52,923	$64,749	$47,568
Operating expenses
Cost of revenue	56,920	46,400	39,523	42,439	28,460
Selling, general and administrative	34,578	36,165	32,781	42,108	40,795
Research and development	9,015	10,212	6,033	8,755	12,276
Impairment related and other	5,397	10,052	188	1,873	5,571

Total operating expenses	105,910	102,829	78,525	95,175	87,102

	(15,658)	(31,648)	(25,602)	(30,426)	(39,534)
Other income (loss), net	16,578	43,225	6,830	34,605	135,489
Interest income (expense), net	230	1,516	5,062	7,345	523

Income (loss) from continuing operations before income taxes and equity loss	1,150	13,093	(13,710)	11,524	96,478
Income tax benefit (expense)	39,510	(357)	3,992	40	(18,640)
Equity loss	(12,131)	(33,702)	(14,416)	(5,461)	(6,703)

Income (loss) from continuing operations	28,529	(20,966)	(24,134)	6,103	71,135
Income (loss) on discontinued operations	—	—	995	8,289	(1,130)

Net income (loss)	28,529	(20,966)	(23,139)	14,392	70,005
Less: Net income (loss) attributable to non-controlling interest	12,995	1,960	468	(1,232)	(2,513)

Net income (loss) attributable to Internet Capital Group, Inc.	$15,534	$(22,926)	$(23,607)	$15,624	$72,518

Basic Income (loss) Per Share Attributable to Internet Capital Group, Inc.:
Income (loss) from continuing operations	$0.42	$(0.60)	$(0.64)	$0.20	$1.98
Income (loss) on discontinued operations	—	—	0.02	0.22	(0.03)

Basic income (loss) per share	$0.42	$(0.60)	$(0.62)	$0.42	$1.95

Shares used in computation of basic income (loss) per share	36,660	38,106	37,916	37,570	37,109

Diluted Income (loss) Per Share Attributable to Internet Capital Group, Inc.:
Income (loss) from continuing operations	$0.42	$(0.60)	$(0.64)	$0.19	$1.76
Income (loss) on discontinued operations	—	—	0.02	0.22	(0.03)

Diluted income (loss) per share	$0.42	$(0.60)	$(0.62)	$0.41	$1.73

Shares used in computation of diluted income (loss) per share	36,705	38,106	37,916	38,106	43,670

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$55,528	$89,527	$82,031	$120,808	$147,912
Working capital	$71,700	$83,285	$78,749	$78,939	$140,504
Total assets	$330,087	$285,580	$332,431	$354,427	$346,532
Other long-term debt, net of current portion	$645	$3,916	$191	$544	$4,407
Senior convertible notes	$—	$—	$—	$26,590	$37,000
Total Internet Capital Group, Inc.’s stockholders’ equity	$280,665	$247,509	$304,658	$298,538	$256,245

(1)
The selected financial data tables for 2006 and 2005 are not comparable to the periods for which audited financial statements are provided due to the adoption of the transitional provisions of Accounting Standards Codification (“ASC”) section 470, subsection 20, “Debt with Conversion and Other Options.” See Note 7, “Debt” in “Item 8-Financial Statements and Supplementary Data” of this Report for further disclosures.

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
Executive Summary
Since our inception in 1996, we have focused on acquiring and building Internet software and services companies that improve the productivity and efficiency of their business customers. We call these companies our “partner companies.” As of December 31, 2009 and the date of this Report, we hold ownership interests in 13 companies that we consider our partner companies. Additionally, from time to time we hold marketable securities in other companies, which, including amounts held in escrow, as of December 31, 2009 and the date of this Report, consist of Blackboard common stock and common stock of Intercontinental Exchange, Inc. (“ICE”). The results of operations of our partner companies are reported within two segments: the “core” reporting segment and the “venture” reporting segment. The core reporting segment includes those consolidated and equity method partner companies in which ICG owns a principal controlling equity voting interest (53% on average as of December 31, 2009) and in which ICG’s management takes a very active role in providing strategic direction and management assistance. We expect to devote relatively large initial amounts of capital to acquire our core partner companies. The venture reporting segment includes partner companies in which we generally devote less capital than we do to our core companies and, therefore, in which we hold relatively smaller ownership stakes than we do in our core companies (24% on average as of December 31, 2009) and have less influence over their strategic direction and management decisions than we do over those of our core companies.
The various interests that we acquire in our partner companies are accounted for under one of three accounting methods: the consolidation method, the equity method and the cost method. The applicable accounting method is generally determined based on our voting interest in a partner company. Generally, if we own more than 50% of the outstanding voting securities of a partner company, and other stockholders do not possess the right to affect the significant operational management decisions of that partner company, the partner company’s accounts are reflected within our Consolidated Financial Statements. Generally, if we own between 20% and 50% of the outstanding voting securities of a partner company, that partner company’s accounts are not reflected within our Consolidated Financial Statements, but our share of the earnings or losses of the partner company is reflected in the caption “Equity loss” in our consolidated statements of operations. Partner companies not accounted for under either the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, our share of the earnings or losses of these companies is not included in our consolidated statements of operations.
Because we own significant interests in software and services companies, many of which have generated net losses, we have experienced, and expect to continue to experience, significant volatility in our results. While many of our partner companies have consistently reported losses, we have recorded net income in certain periods and experienced significant volatility from period-to-period due to infrequently occurring transactions and other events relating to our ownership interests in partner companies. These transactions and events are described in more detail in our Notes to Consolidated Financial Statements included herein and include dispositions of, changes to and impairment of our partner company ownership interests, dispositions of our holdings of marketable securities and debt repurchases.

Liquidity and Capital Resources
The following table summarizes our and our consolidated subsidiaries’ cash and cash equivalents, restricted cash and marketable securities as of December 31, 2009 and 2008:

	December 31, 2009			December 31, 2008
		Consolidated			Consolidated
	Corporate	Subsidiaries	Total	Corporate	Subsidiaries	Total
	(in thousands)
Cash and cash equivalents	$29,443	$26,038	$55,481	$73,208	$16,087	$89,295
Restricted Cash	—	47	47	—	232	232

	$29,443	$26,085	$55,528	$73,208	$16,319	$89,527

Marketable securities (1)	$72,965	$—	$72,965	$63,918	$—	$63,918

(1)
Includes an offsetting liability of $0.5 million at December 31, 2009 and a contributing asset of $6.5 million at December 31, 2008 related to derivative instruments associated with our marketable securities.

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
ICG Commerce and InvestorForce have funded their operations through a combination of cash flow from operations, borrowings and equity issuances. ICG Commerce expects that its existing cash balance and cash flow from operations will be sufficient to fund its operations through 2010, while InvestorForce is likely to require additional borrowings and/or equity issuances to fund its operations through 2010. We acquired a majority interest in GovDelivery through a merger transaction that was consummated on December 31, 2009. GovDelivery expects that its existing cash balance will be sufficient to fund its operations through 2010.
Our consolidated working capital decreased $11.6 million, from $83.3 million as of December 31, 2008 to $71.7 million as of December 31, 2009. The reduction to working capital in 2009 primarily relates to acquisitions of ownership interests in partner companies, partially offset by sales of marketable securities.

Summary of Statements of Cash Flows

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Cash used in operating activities	$(8,979)	$(12,385)	$(16,174)
Cash provided by (used in) investing activities	$(22,245)	$28,964	$15,428
Cash used in financing activities	$(2,935)	$(8,593)	$(37,960)
The $3.4 million decrease in cash used in operating activities from 2008 to 2009 is primarily due to the increase to net income of $15.5 million in 2009 compared to net loss of $(22.9) million in 2008, a decrease in other income (loss) of $26.7 million and an increase in income attributable to noncontrolling interests of $11.0 million from 2008 to 2009. These items were partially offset by a deferred tax benefit recorded in 2009 and a reduction in equity loss of $28.9 million and $21.6 million, respectively. Additionally, net changes in working capital components decreased $14.6 million from 2008 to 2009, primarily driven by income tax receivables of $10.6 million in 2009.
The change from cash provided by investing activities in 2008 to cash used in investing activities in 2009 is primarily related to decreased proceeds of $38.6 million from sales of marketable securities from 2008 to 2009, as well as a $11.2 million increase in acquisitions of ownership interests in partner companies during that period.
The decrease in cash used in financing activities from 2008 to 2009 primarily relates to a $6.6 million decrease in our common stock repurchases under the Share Repurchase Program discussed in the subsection entitled, “Issuer Purchases of Equity Securities,” in “Item 5—Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”
The decrease in cash used in operating activities from 2007 to 2008 was due to an improved net loss position, other income from sales of partner companies and the receipt of a $4.9 million federal income tax refund in 2008, offset by greater equity loss and impairment charges in 2008.
The increase in cash provided by investing activities from 2007 to 2008 was primarily related to proceeds received from the sale of marketable securities, partially offset by greater net acquisitions of ownership interests in partner companies in 2008 versus 2007.
The decrease in cash used in financing activities from 2007 to 2008 was the result of the repurchases of the Company’s Common Stock in 2008 being less than the repurchase of all outstanding senior convertible notes that occurred in 2007.
We and our consolidated subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. We do not expect any ultimate liability with respect to these actions will materially affect our financial position or cash flows.
Contractual Cash Obligations and Commercial Commitments
The following table summarizes our contractual cash obligations and commercial commitments as of December 31, 2009:

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
	(in thousands)
Operating leases	$12,658	$2,536	$4,376	$2,774	$2,972
Capital leases	241	117	109	15	—
Other debt	785	264	521	—	—

	$13,684	$2,917	$5,006	$2,789	$2,972

Off-Balance Sheet Arrangements
We are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Our Partner Companies
As of December 31, 2009, we owned interests in 13 partner companies that are categorized below based on segment and method of accounting.

CORE PARTNER COMPANIES (%Voting Interest)
Consolidated	Equity	Cost
GovDelivery (89%)	Channel Intelligence (50%)(1)	(none)
ICG Commerce (64%)	Freeborders (31%)
InvestorForce (81%)	Metastorm (33%)
StarCite (36%)
WhiteFence (36%)

VENTURE PARTNER COMPANIES (%Voting Interest)
Consolidated	Equity	Cost
(none)	Acquirgy (25%)	Anthem (9%)
ClickEquations (33%)
GoIndustry (26%) (2)
SeaPass (26%)

(1)
Our ownership percentage rounds up to 50%. We do not consolidate Channel Intelligence since we do not own a majority interest, and additional factors support that we do not exert control over Channel Intelligence. See Note 3, “Ownership Interests in Partner Companies, Goodwill and Intangibles, net,” to our Consolidated Financial Statements.

(2)
As of December 31, 2009 and March 1, 2010, we owned 254,674,377 shares, or approximately 26% of the voting securities, of GoIndustry. GoIndustry’s common stock is traded on the AIM market of the London Stock Exchange under ticker symbol GOI. See Note 3, “Ownership Interests in Partner Companies, Goodwill and Intangibles, net,” to the Consolidated Financial Statements.

Results of Operations
The following table summarizes the unaudited selected financial information related to our segments. Each segment includes the results of our consolidated partner companies and records our share of the earnings and losses of partner companies accounted for under the equity method of accounting. The partner companies included within the segments are consistently the same partner companies for 2009, 2008 and 2007. GovDelivery was acquired on December 31, 2009; therefore, only balance sheet information as of December 31, 2009 is included in our consolidated financial information. Additionally, Acquirgy and SeaPass, the partner companies in which we acquired an interest during 2009, are included in the venture segment from their respective acquisition dates, and ClickEquations is included in the venture segment beginning on March 7, 2008, at which time we acquired more than 20% of its voting securities and began to record our share of the earnings and losses of ClickEquations under the equity method of accounting. The method of accounting for any particular partner company may change based on our ownership interest.
“Discontinued Operations and Dispositions” are those partner companies that have been sold or ceased operations and are no longer included in a segment for the periods presented. “Corporate” expenses represent the general and administrative expenses of our business operations, which include supporting our partner companies and operating as a public company. The measure of segment net loss reviewed by us does not include items such as gains on the disposition of partner company ownership interests and marketable securities holdings, losses on convertible note repurchases and transactions, income taxes, accounting changes and impairment charges associated with partner companies, which are reflected in “Other” reconciling items in the information that follows.

Segment Information
(in thousands)

				Reconciling Items
				Discontinued
			Total	Operations and			Consolidated
	Core	Venture	Segment	Dispositions	Corporate	Other	Results
For the Year Ended December 31, 2009
Revenues	$90,252	$—	$90,252	$—	$—	$—	$90,252
Net income (loss) attributable to Internet Capital Group, Inc.	$26,049	$(2,845)	$23,204	$—	$(15,858)	$8,188	$15,534

For the Year Ended December 31, 2008
Revenues	$71,181	$—	$71,181	$—	$—	$—	$71,181
Net income (loss) attributable to Internet Capital Group, Inc.	$(23,758)	$(4,381)	$(28,139)	$—	$(18,966)	$24,179	$(22,926)

For the Year Ended December 31, 2007
Revenues	$52,923	$—	$52,923	$—	$—	$—	$52,923
Net income (loss) attributable to Internet Capital Group, Inc.	$(18,194)	$(856)	$(19,050)	$1,849	$(17,022)	$10,616	$(23,607)
For the Years Ended December 31, 2009, 2008 and 2007
Results of Operations — Core Partner Companies
The following presentation of our Results of Operations — Core Partner Companies includes the results of our consolidated core partner companies and our share of the results of our equity method core partner companies.

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Selected data:
Revenues	$90,252	$71,181	$52,923

Cost of revenue	(56,920)	(46,400)	(39,523)
Selling, general and administrative	(18,321)	(16,390)	(11,101)
Research and development	(9,015)	(10,212)	(6,033)
Impairment related and other	(521)	(994)	(188)

Operating expenses	(84,777)	(73,996)	(56,845)
Interest and other	433	(1,139)	451
Income tax benefit (expense)	28,883	(687)	(309)
Equity loss	(8,742)	(19,117)	(14,414)

Net income (loss)	$26,049	$(23,758)	$(18,194)

Revenues
Revenue increased from $71.2 million in 2008 to $90.3 million in 2009, an increase of $19.1 million. The majority of this increase is attributable to continued revenue growth at ICG Commerce. ICG Commerce’s revenue increased 28% in 2009 from 2008 due to significant new customers, as well as an increase in revenues from existing customers. The majority of ICG Commerce’s contracts are terminable by the customer on short notice or without notice, sometimes without financial penalty. Accordingly, we do not believe it is appropriate to characterize the total contract value of these long-term relationships as backlog. Increased revenues at InvestorForce in 2009 also contributed to the annual increase in consolidated revenue, while revenues of Vcommerce Corporation (“Vcommerce”) from January 2009 through the date of its deconsolidation in August 2009 decreased slightly from the eight months of revenue consolidated in 2008.

Revenue increased from $52.9 million in 2007 to $71.2 million in 2008, an increase of $18.3 million. $11.9 million of the increase is attributable to ICG Commerce. ICG Commerce’s revenue increased 23% in 2008 over 2007 due to its expanding customer base and the continuation of long-term relationships. The consolidation of Vcommerce beginning in May 2008 contributed the majority of the residual increase.
Operating Expenses
Operating expenses increased from $74.0 million in 2008 to $84.8 million in 2009, an increase of $10.8 million. This increase is the result of increases in the cost of revenues and selling, general and administrative expenses, primarily expenses related to an increase in headcount of approximately 100 employees in 2009 needed to service new customers at ICG Commerce. An increase in selling, general and administrative expenses at InvestorForce also contributed to the increase in operating expenses from 2008 to 2009 and is related to the hiring of certain additional key personnel in late 2008 and early 2009. The decrease in research and development costs from 2008 to 2009 is related to cost reduction efforts at Vcommerce in the first half of 2009.
Operating expenses increased from $56.8 million in 2007 to $74.0 million in 2008, an increase of $17.2 million. This increase is the result of the consolidation of Vcommerce beginning in May 2008, which contributed $9.5 million, as well as an increase in operating expenses related to ICG Commerce’s increased revenues in 2008.
Income Tax
ICG Commerce recorded an income tax benefit of $28.9 million for the year ended December 31, 2009 related to the reduction of a portion of ICG Commerce’s valuation allowance. Based on ICG Commerce’s recent history of profitability and estimates of continued profitability, ICG Commerce now believes it is more likely than not that the majority of its available net deferred tax assets will be realized.
Income tax expense increased $0.4 million from 2007 to 2008 due to an increase in net income at ICG Commerce.
Equity Loss
A portion of our net results from our core partner companies is derived from those partner companies in which we hold a substantial noncontrolling ownership interest. Our share of the net income or net losses of these partner companies is recorded in our Consolidated Statements of Operations under “Equity loss.”

	Year Ended December 31,
	2009	2008	2007
	(in thousands)

Selected data:
Total revenues	$184,309	$193,328	$160,985
Total net loss	$(15,733)	$(44,928)	$(40,973)
Our share of total net loss	$(6,653)	$(17,705)	$(14,160)
Amortization of intangible assets	(2,089)	(1,412)	(254)

Equity loss	$(8,742)	$(19,117)	$(14,414)

Revenue from our core partner companies accounted for under the equity method of accounting decreased from $193.3 million in 2008 to $184.3 million in 2009, a decrease of $9.0 million, primarily due to decreases in revenue at Metastorm, StarCite and WhiteFence. These decreases were driven by the difficult macroeconomic conditions that began in late 2008 and continue through 2009. Despite the decrease in aggregate revenue, net results at each of our equity method core companies improved from 2008 to 2009 due to improved cost management and the absence of one-time charges recorded in 2008, resulting in a decrease in aggregate net loss in 2009 compared to 2008 and a significant decrease in our share of this aggregate net loss.
Revenue from our equity-method core partner companies increased from $161.0 million in 2007 to $193.3 million in 2008, an increase of $32.3 million. This increase relates to increases in revenue at Metastorm partially as the result of an acquisition, as well as at many of our other core partner companies. Aggregate net loss also increased from 2007 to 2008, which was primarily the result of increased net losses at Metastorm and StarCite. Metastorm’s net loss increased as the result of increased amortization expense associated with an acquisition, litigation expenses and expenses associated with an initial public offering that was not consummated. StarCite’s net loss increased as the result of severance and merger integration expenses. Accordingly, our share of the total net loss also increased during this period.

Results of Operations — Venture Partner Companies
The following presentation of our Results of Operations — Venture Partner Companies includes our share of the results of our equity method venture partner companies. There are currently no consolidated partner companies that we consider to be part of our venture reporting segment. Accordingly, our share of the results of our venture partner companies is recorded in our Consolidated Statements of Operations under “Equity loss.”

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Selected data:
Our share of total net loss (“Equity loss”)	$(2,845)	$(4,381)	$(856)
Equity loss related to our venture partner companies decreased from 2008 to 2009 due to the improvement of GoIndustry’s net results in 2009, partially offset by a full year of equity loss related to ClickEquations in 2009 compared with ten months in 2008 and the acquistions of Acquirgy and SeaPass in 2009.
Equity loss related to our venture partner companies increased from 2007 to 2008 as a result of GoIndustry recording more net losses in the 2008 period and the addition of ClickEquations as an equity method company in 2008.
Results of Operations — Reconciling Items
Discontinued Operations and Dispositions
The following is a summary of the components included in “Discontinued Operations and Dispositions,” a reconciling item for segment reporting purposes:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Discontinued operations	$—	$—	$995
Equity income (loss) of partner companies sold/disposed of	—	—	854

Net income	$—	$—	$1,849

In 2007, InvestorForce received $1.0 million from an escrow release related to its sale of its database division to Morningstar, Inc. (“Morningstar”), which we recorded as a gain in that period. The operating activities for InvestorForce’s database division for 2007 was a loss of $0.2 million. Also in 2007, we received $0.2 million of additional proceeds from the sale of the assets of Delphion, Inc., which was recorded as a gain during the year ended December 31, 2007. In accordance with accounting guidance for the presentation of financial statements, these operations have been treated as discontinued operations. Accordingly, the operating results of these discontinued operations have been presented separately from continuing operations and include the gains or losses recognized on disposition. See Note 15, “Discontinued Operations” to our Consolidated Financial Statements.
The impact to our consolidated results of equity method partner companies in which we disposed of our ownership interest, or which have ceased operations, during 2007 is also included in the caption “Dispositions” for segment reporting purposes. Equity income primarily relates to Marketron International, Inc. (“Marketron”) in 2007.

Corporate

	Year Ended December 31,
	2009	2008	2007
	(in thousands)

General and administrative	$(16,257)	$(19,775)	$(21,680)
Impairment related and other	—	(794)	—
Interest income (expense), net	399	1,603	4,658

Net loss	$(15,858)	$(18,966)	$(17,022)

General and Administrative
The decrease of $3.5 million in general and administrative expenses from 2008 to 2009 is primarily due to a decrease of $3.1 million in equity based compensation, coupled with decreases of $0.3 million in consulting fees, $0.2 million in financial reporting costs and $0.2 million in insurance premiums, partially offset by an increase in employee-related expenses of $0.3 million primarily related to increased headcount.
Our general and administrative expenses decreased $1.9 million from 2007 to 2008, primarily due to decreases in employee-related expenses associated with our annual bonus program of $1.4 million and stock-based compensation of $0.7 million, partially offset by other outside services of $0.2 million.
Impairment-Related and Other
Our impairment related and other expenses in 2008 of $0.8 million related to severance charges. Those charges primarily related to cash payments of $0.7 million paid in January 2009. The residual balance is associated with related benefits, which were paid during 2009.
Interest Income/Expense
The net decrease of $1.2 million and $3.1 million in our interest income (expense) from 2008 to 2009 and 2007 to 2008, respectively, is attributable to the decrease in our average cash balances compounded with decreases in interest rates.
Other

	Year Ended December 31,
	2009	2008	2007
	(in thousands)

Other income (loss), net (excluding impairments of cost method partner companies)	$15,976	$49,012	$6,783
Impairments of cost method partner companies	—	(4,735)	—

Other income (loss), net	15,976	44,277	6,783

Impairment of carrying value of GoIndustry (venture) (equity method partner company)	(544)	(10,204)	—
Impairment of goodwill related to Vcommerce (core) (consolidated partner company)	(4,876)	(8,264)	—
Income tax benefit (expense)	10,627	330	4,301
Noncontrolling interest	(12,995)	(1,960)	(468)

Net income	$8,188	$24,179	$10,616

Other Income (Loss), Net
Other income (loss), net of $16.0 million in 2009 relates primarily to a gain on the sale of marketable securities of $21.3 million, coupled with gains totaling $2.6 million related to the sale of interests in partner companies. These gains are offset by unrealized losses related to the mark-to-market impact of marketable securities hedges of $7.6 million and a $0.3 million net dilution loss resulting from equity transactions at certain of our partner companies during 2009, which affected our ownership in those partner companies.
Other income (loss), net of $44.3 million in 2008 relates primarily to the sale of interests in partner companies of $38.0 million and unrealized gains related to the mark-to-market impact of marketable securities hedges of $10.2 million.
Other income (loss), net of $(0.2) million in 2007 relates primarily to the loss on the repurchases of our senior convertible notes of $3.8 million, partially offset by an $8.8 million gain on the sale of Marketron.
See Note 13, “Other Income (Loss),” to our Consolidated Financial Statements.
Impairment Charges
We recorded impairment charges of $5.4 million in 2009. Of this amount, $4.9 million related to the impairment of goodwill associated with Vcommerce, and the remaining $0.5 million was an impairment charge related to our carrying value of GoIndustry.
We recorded impairment charges of $23.2 million in 2008. Of this amount, $8.3 million related to the impairment of goodwill associated with our partner companies, and $14.9 million was a reduction to our basis in certain cost and equity method partner companies.
See Note 3, “Ownership Interests in Partner Companies, Goodwill and Intangibles, net,” to our Consolidated Financial Statements.
Corporate Income Tax
The income tax benefit recorded in 2009 and 2008 represents amounts that can now be carried back to 2005 as a result of newly-enacted legislation, as well as, the results of the Internal Revenue Service examination of the Company’s federal income tax returns for the years 2005, 2006 and 2007.
See Note 14, “Income Taxes,” to our Consolidated Financial Statements.
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

Valuation of Goodwill, Intangible Assets and Ownership Interests in Partner Companies
We test goodwill for impairment annually, or more frequently as conditions warrant, and intangible assets when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Additionally, we perform ongoing business reviews to evaluate our ownership interests in partner companies accounted for under the equity and cost methods of accounting to determine whether an other than temporary decline in the value of a partner company should be recognized. We use quantitative and qualitative measures to assess the need to record impairment losses on goodwill, intangible assets and ownership interests in our partner companies when impairment indicators are present. Where impairment indicators are present, we determine the amount of the impairment charge as the excess of the carrying value over the fair value. We determine fair value using a combination of the discounted cash flow methodology, which is based upon converting expected future cash flows to present value, and the market approach, which includes analysis of market price multiples of companies engaged in lines of business similar to the company being evaluated. The market price multiples are selected and applied to the company based on relative performance, future prospects and risk profile of the company in comparison to the guideline companies. Significant assumptions relating to future operating results must be made when estimating the future cash flows associated with these companies. Significant assumptions relating to the achievement of business plan objectives and milestones must be made when evaluating whether impairment indicators are present. Should unforeseen events occur or should operating trends change significantly, additional impairment losses could occur.
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
Vcommerce was a consolidated company from May 2008, when our ownership stake increased to 53%, through August 2009, at which time it sold substantially all of its assets and liabilities. Vcommerce generated revenue from service fees earned by it in connection with the development and operations of its clients’ e-commerce businesses. Service fee revenue primarily consisted of transaction fees, implementation fees and professional services fees, as well as access and maintenance fees. Vcommerce recognized revenue from services provided in accordance with general revenue recognition criteria either over the term of the customer contract or as services were rendered, depending on the type of revenue.
Equity Income/Loss
We record our share of the net income/loss of our partner companies’ that are accounted for under the equity method of accounting as equity income/loss. Since we do not control these companies, this equity income/loss is based on unaudited results of operations of our partner companies and may require adjustment in the future when the audits of our partner companies are complete. The compilation and review of these results of operations require significant judgment and estimates by management.
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
Recent Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (“FASB”) issued amended guidance requiring additional fair value disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers between levels in the hierarchy of fair value measurement. This guidance is effective for us beginning on January 1, 2010, and is not expected to have a significant impact on our consolidated financial statements.
In October 2009, the FASB issued accounting guidance for revenue recognitions with multiple deliverables, which impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. This guidance is effective for us beginning on January 1, 2011. We are currently evaluating the effect this guidance will have on our consolidated financial statements.
In October 2009, the FASB issued accounting guidance related to certain revenue arrangements that include software elements, which amends the scope of pre-existing software revenue guidance. This guidance is effective for us beginning on January 1, 2011. We are currently evaluating the effect this guidance will have on our consolidated financial statements.
In June 2009, the FASB issued accounting guidance that requires former “qualifying special-purpose entities” to be evaluated for consolidation, changes the approach to determining a variable interest entity’s primary beneficiary and revises the frequency with which reassessments of this determination should be made, and requires additional disclosures related to these items. This guidance is effective for us beginning on January 1, 2010, and is not expected to have a significant impact on our consolidated financial statements.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to equity price risks on the marketable portion of our equity securities. Our public holdings at December 31, 2009 include equity positions in companies in sectors that have experienced significant historical volatility in their stock prices. A 20% adverse change in equity prices, based on a sensitivity analysis of our public holdings as of December 31, 2009, would result in approximately a $14.5 million decrease in the fair value of our public holdings. At December 31, 2009, the Company was party to cashless collar contracts with various expiration dates in 2010 to hedge 1,000,000 shares of its total holdings of 1,619,571 shares of Blackboard common stock at weighted average minimum and maximum prices per share of $25.44 and $57.60, respectively. In January 2010, the Company reduced the amount of hedged shares by 250,000 by settling those hedge contracts with the counterparty. As of the end of January 2010 and March 1,2010, the Company remains a party to cashless collar contracts with various expiration dates in 2010 to hedge 750,000 shares of its total holdings of 831,866 shares of Blackboard common stock at weighted average minimum and maximum prices per share of $25.96 and $58.09, respectively. Each of these contracts limits the Company’s exposure to price declines in the underlying equity securities. Additionally, each of these contracts limits the Company’s maximum benefits from price increases in the underlying equity securities.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Internet Capital Group, Inc.:
We have audited the accompanying consolidated balance sheets of Internet Capital Group, Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in equity, comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Internet Capital Group, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U. S. generally accepted accounting principles.
As discussed in Note 7 to the consolidated financial statements, the Company retrospectively changed its method of accounting for convertible debt instruments that may be settled in cash upon conversion due to the adoption of a new accounting standard issued by the Financial Accounting Standards Board, as of January 1, 2009.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Internet Capital Group, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP

Philadelphia, Pennsylvania
March 16, 2010

INTERNET CAPITAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008
	(in thousands, except per share data)
Assets
Current Assets
Cash and cash equivalents	$55,481	$89,295
Restricted cash	47	232
Accounts receivable, net of allowance ($590-2009; $721-2008)	19,411	14,526
Deferred tax assets	8,147	—
Income tax receivable	11,071	444
Prepaid expenses and other current assets	2,183	2,624

Total current assets	96,340	107,121
Marketable securities	73,512	57,367
Hedges of marketable securities	—	6,551
Fixed assets, net	4,177	1,783
Ownership interests in partner companies	97,777	83,751
Goodwill	20,588	26,658
Intangibles, net	15,940	713
Deferred tax assets	20,724	—
Other	1,029	1,636

Total Assets	$330,087	$285,580

Liabilities
Current Liabilities
Current maturities of other long-term debt	$381	$318
Accounts payable	1,656	2,026
Accrued expenses	4,464	4,461
Accrued compensation and benefits	12,227	10,385
Deferred revenue	5,912	6,646

Total current liabilities	24,640	23,836
Long-term debt	645	3,916
Hedges of marketable securities	547	—
Deferred revenue	83	1,910
Other	1,010	1,092

Total Liabilities	26,925	30,754

Equity
Internet Capital Group, Inc.’s Stockholders’ Equity
Preferred stock, $0.01 par value; 10,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value; 2,000,000 shares authorized, 38,796 (2009) and 38,703 (2008) issued	39	39
Additional paid-in capital	3,573,347	3,569,919
Treasury stock, at cost, 2,440 shares (2009) and 1,948 shares (2008)	(12,031)	(9,329)
Accumulated deficit	(3,351,888)	(3,367,422)
Accumulated other comprehensive income	71,198	54,302

Total Internet Capital Group, Inc.’s Stockholders’ Equity	280,665	247,509
Noncontrolling Interest	22,497	7,317

Total Equity	303,162	254,826

Total Liabilities and Equity	$330,087	$285,580

See accompanying notes to Consolidated Financial Statements.

INTERNET CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
	(in thousands, except per share data)

Revenues	$90,252	$71,181	$52,923

Operating expenses
Cost of revenue	56,920	46,400	39,523
Selling, general and administrative	34,578	36,165	32,781
Research and development	9,015	10,212	6,033
Impairment related and other	5,397	10,052	188

Total operating expenses	105,910	102,829	78,525

	(15,658)	(31,648)	(25,602)
Other income (loss), net	16,578	43,225	6,830
Interest income	446	1,850	5,338
Interest expense	(216)	(334)	(276)

Income (loss) from continuing operations before income taxes and equity loss	1,150	13,093	(13,710)
Income tax benefit (expense)	39,510	(357)	3,992
Equity loss	(12,131)	(33,702)	(14,416)

Income (loss) from continuing operations	28,529	(20,966)	(24,134)
Income (loss) on discontinued operations	—	—	995

Net income (loss)	28,529	(20,966)	(23,139)
Less: Net income attributable to the noncontrolling interest	12,995	1,960	468

Net income (loss) attributable to Internet Capital Group, Inc.	$15,534	$(22,926)	$(23,607)

Basic income (loss) per share attributable to Internet Capital Group, Inc.:
Income (loss) from continuing operations	$0.42	$(0.60)	$(0.64)
Income (loss) on discontinued operations	—	—	0.02
Net income (loss)	$0.42	$(0.60)	$(0.62)

Shares used in computation of basic income (loss) per share	36,660	38,106	37,916

Diluted income (loss) per share attributable to Internet Capital Group, Inc.:
Income (loss) from continuing operations	$0.42	$(0.60)	$(0.64)
Income (loss) on discontinued operations	—	—	0.02

Net income (loss)	$0.42	$(0.60)	$(0.62)

Shares used in computation of diluted income (loss) per share	36,705	38,106	37,916

See accompanying notes to Consolidated Financial Statements.

INTERNET CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Internet Capital Group, Inc. Stockholders’ Equity
					Additional		Accumulated Other
	Common Stock		Treasury Stock, at cost		Paid-In	Accumulated	Comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interest	Total
Balance as of December 31, 2006	38,598	$39	—	$—	$3,552,681	$(3,317,095)	$62,913	$4,123	$302,661
Cumulative effect of change in accounting principle for convertible debt	—	—	—	—	8,361	(3,794)	—	—	4,567

Balance at December 31, 2006, as adjusted	38,598	39	—	—	3,561,042	(3,320,889)	62,913	4,123	307,228
Reacquisition of equity (Note 7)	—	—	—	—	(11,588)	—	—	—	(11,588)
Share-based compensation expense related to restricted stock	—	—	—	—	2,334	—	—	—	2,334
Impact of partner company equity transactions (Note 3)	—	—	—	—	7,309	—	—	533	7,842
Issuance of restricted stock	15	—	—	—	—	—	—	—	—
Forfeitures of restricted stock	(36)	—	—	—	—	—	—	—	—
Share-based compensation related to stock appreciation rights and stock options	—	—	—	—	4,031	—	—	—	4,031
Issuance of deferred stock units to Board of Directors	74	—	—	—	808	—	—	—	808
Equity-based compensation tax benefit	—	—	—	—	332	—	—	—	332
Noncontrolling owners share of AOCI of consolidated subsidiary	—	—	—	—	—	—	(19)	19	—
Net unrealized appreciation in marketable securities and reclassification adjustments	—	—	—	—	—	—	21,953	—	21,953
Net income (loss)	—	—	—	—	—	(23,607)	—	468	(23,139)

Balance as of December 31, 2007	38,651	39	—	—	3,564,268	(3,344,496)	84,847	5,143	309,801
Share-based compensation expense related to restricted stock	—	—	—	—	1,577	—	—	—	1,577
Impact of partner company equity transactions (Note 3)	—	—	—	—	(629)	—	—	331	(298)
Issuance of restricted stock	36	—	—	—	—	—	—	—	—
Surrenders of restricted stock	(17)	—	—	—	(87)	—	—	—	(87)
Share-based compensation related to stock appreciation rights and stock options	—	—	—	—	4,167	—	—	—	4,167
Exercise of stock appreciation rights, net of surrenders	3	—	—	—	(6)	—	—	—	(6)
Issuance of deferred stock units to Board of Directors	30	—	—	—	616	—	—	—	616
Repurchase of common stock	—	—	(1,948)	(9,329)	—	—	—	—	(9,329)
Noncontrolling owners share of AOCI of consolidated subsidiary	—	—	—	—	—	—	117	(117)	—
2008 LP capital contribution	—	—	—	—	13	—	—	—	13
Net unrealized depreciation in marketable securities and reclassification adjustments	—	—	—	—	—	—	(30,662)	—	(30,662)
Net income (loss)	—	—	—	—	—	(22,926)	—	1,960	(20,966)

Balance as of December 31, 2008	38,703	39	(1,948)	(9,329)	3,569,919	(3,367,422)	54,302	7,317	254,826
Share-based compensation expense related to restricted stock	—	—	—	—	256	—	—	—	256
Impact of partner company equity transactions (Note 3)	—	—	—	—	331	—	—	2,115	2,446
Issuance of restricted stock	24	—	—	—	—	—	—	—	—
Surrenders of restricted stock	(1)	—	—	—	(8)	—	—	—	(8)
Share-based compensation related to stock appreciation rights and stock options	—	—	—	—	2,633	—	—	—	2,633
Issuance of deferred stock units to Board of Directors	70	—	—	—	202	—	—	—	202
Repurchase of common stock	—	—	(492)	(2,702)	—	—	—	—	(2,702)
Noncontrolling owners share of AOCI of consolidated subsidiary	—	—	—	—	—	—	(70)	70	—
2009 LP capital contribution	—	—	—	—	14	—	—	—	14
Net unrealized depreciation in marketable securities and reclassification adjustments	—	—	—	—	—	—	16,966	—	16,966
Net income (loss)	—	—	—	—	—	15,534	—	12,995	28,529

Balance as of December 31, 2009	38,796	$39	(2,440)	$(12,031)	$3,573,347	$(3,351,888)	$71,198	$22,497	$303,162

See accompanying notes to Consolidated Financial Statements.

INTERNET CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2009	2008	2007
	(in thousands)

Net income (loss)	$28,529	$(20,966)	$(23,139)

Other comprehensive income (loss)
Unrealized holding gains (losses) in marketable securities	38,251	(30,028)	22,333
Reclassification adjustments/realized net (gains) loss on marketable securities	(21,285)	(634)	(380)
Other accumulated other comprehensive income (loss)	(70)	117	(19)

Comprehensive income (loss)	45,425	(51,511)	(1,205)
Less: Comprehensive income attributable to the noncontrolling interest	12,925	2,077	449

Comprehensive income (loss) attributable to Internet Capital Group, Inc.	$32,500	$(53,588)	$(1,654)

See accompanying notes to Consolidated Financial Statements.

INTERNET CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(in thousands)

Operating Activities
Net income (loss)	$28,529	$(20,966)	$(23,139)
Income (loss) from discontinued operations	—	—	995
Income (loss) on continuing operations	28,529	(20,966)	(24,134)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,747	1,858	1,502
Impairment related and other	5,021	9,392	59
Equity-based compensation	3,851	7,090	7,781
Equity loss	12,131	33,702	14,416
Other (income) loss	(16,580)	(43,225)	(6,830)
Deferred income tax benefit	(28,871)	—	—
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(4,083)	(6,409)	(1,452)
Income tax receivable	(10,627)	(444)	—
Prepaid expenses and other assets	(71)	4,130	(4,526)
Accounts payable	(349)	618	486
Accrued expenses	1,786	(126)	(1,271)
Deferred revenue	(1,472)	1,672	(2,153)
Other liabilities	9	323	(52)

Cash provided by (used in) operating activities	(8,979)	(12,385)	(16,174)

Investing Activities
Capital expenditures	(2,995)	(1,192)	(1,226)
Advanced deposits for acquisition of fixed assets	274	(422)	—
Proceeds from disposition of fixed assets	—	30	—
Changes in restricted cash	172	(27)	99
Proceeds from sales of marketable securities	21,625	60,233	24
Proceeds from sales of Partner Company ownership interests	2,607	3,267	34,725
Proceeds from sale of discontinued operations	—	—	1,200
Acquisitions of ownership interests in Partner Companies	(46,654)	(35,478)	(19,394)
Increase in cash due to consolidation of Partner Companies	2,807	2,553	—
Reduction in cash due to sale of subsidiary assets	(81)	—	—

Cash provided by (used in) investing activities	(22,245)	28,964	15,428

Financing Activities
Repurchase of senior convertible notes	—	—	(37,087)
Borrowings of long-term debt	—	1,500	—
Long term debt and capital lease obligations, net	(150)	(696)	(873)
Line of credit repayments	(115)	(68)	—
Share repurchases	(2,702)	(9,329)	—
Other financing activities	32	—	—

Cash provided by (used in) financing activities	(2,935)	(8,593)	(37,960)
Net increase (decrease) in Cash and Cash Equivalents	(34,159)	7,986	(38,706)
Effect of exchange rates on cash	345	(722)	(71)
Cash and Cash Equivalents at the beginning of year	89,295	82,031	120,808

Cash and Cash Equivalents at end of year	$55,481	$89,295	$82,031

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$164	$309	$539
Income tax payments (refunds), net	$794	$(4,317)	—
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
2. Significant Accounting Policies
Basis of Presentation
The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. The Consolidated Financial Statements also include the following majority-owned subsidiaries for all or a portion of the periods indicated, each of which has been consolidated since the date the Company acquired majority voting control (collectively, the “Consolidated Subsidiaries”).
The Consolidated Statements of Operations include the results of the following majority-owned subsidiaries:

Year Ended December 31,
2009	2008	2007
ICG Commerce	ICG Commerce	ICG Commerce
InvestorForce	InvestorForce	InvestorForce
Vcommerce (1)	Vcommerce (1)
The Consolidated Balance Sheets include the following majority-owned subsidiaries:

December 31,
2009	2008
GovDelivery (2)	ICG Commerce
ICG Commerce	InvestorForce
InvestorForce	Vcommerce (1)

(1)
On May 1, 2008, Vcommerce became a consolidated partner company when the Company’s voting interest increased to 53%. Vcommerce’s results of operations are included in the Company’s Consolidated Statements of Operations beginning May 1, 2008. On August 28, 2009, substantially all of Vcommerce’s assets were sold to Channel Intelligence, and Vcommerce is not included in the Company’s Consolidated Financial Statements subsequent to that date. See Note 3, “Ownership Interests in Partner Companies, Goodwill and Intangibles, net.”

(2)
On December 31, 2009, the Company acquired 89% of GovDelivery and began consolidating the financial position of GovDelivery as of that date. See Note 3, “Ownership Interests in Partner Companies, Goodwill and Intangibles, net.”

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. Significant Accounting Policies — (Continued)
Principles of Accounting for Ownership Interests in Partner Companies
The various interests that the Company acquires in its partner companies are accounted for under one of three methods: the consolidation method, the equity method and the cost method. The applicable accounting method is generally determined based on the Company’s voting interest in a partner company.
Consolidation. Partner companies in which the Company directly or indirectly owns more than 50% of the outstanding voting securities, and for which other stockholders do not possess the right to affect significant operational management decisions, are accounted for under the consolidation method of accounting. Under this method, a partner company’s balance sheet and results of operations are reflected within the Company’s Consolidated Financial Statements, and all significant intercompany accounts and transactions have been eliminated. Participation of other partner company stockholders in the net assets and in the earnings or losses of a consolidated partner company is reflected in the caption “Noncontrolling interest” in the Company’s Consolidated Balance Sheets and Statements of Operations. Noncontrolling interest adjusts the Company’s consolidated results of operations to reflect only the Company’s share of the earnings or losses of the consolidated partner company. The results of operations and cash flows of a consolidated partner company are included through the latest interim period in which the Company owned a greater than 50% direct or indirect voting interest for the entire interim period or otherwise exercised control over the partner company. Upon a reduction of the Company’s ownership interest to below 50% of the outstanding voting securities, the accounting method is adjusted to the equity or cost method of accounting, as appropriate, for subsequent periods.
Equity Method. Partner companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to a partner company depends on an evaluation of several factors, including, among others, representation on the partner company’s board of directors and ownership level, which is generally between a 20% and a 50% interest in the voting securities of the partner company, as well as voting rights associated with the Company’s holdings in common stock, preferred stock and other convertible instruments in the partner company. Under the equity method of accounting, a partner company’s accounts are not reflected within the Company’s Consolidated Balance Sheets and Statements of Operations. The Company’s share of the earnings or losses of the partner company, as well as any adjustments resulting from prior period finalizations of equity income/losses, are reflected in the caption “Equity loss” in the Consolidated Statements of Operations. In 2009, those prior period finalizations are not material. The carrying values of the Company’s equity method partner companies are reflected in “Ownership interests in partner companies” in the Company’s Consolidated Balance Sheets.
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

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. Significant Accounting Policies — (Continued)
The Company records its ownership interest in equity securities of partner companies accounted for under the cost method at cost, unless these securities have readily determinable fair values based on quoted market prices, in which case these interests are valued at fair value and classified as marketable securities or some other classification in accordance with guidance for ownership interests in debt and equity securities.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. These estimates include evaluation of the Company’s holdings in its partner companies, holdings in marketable securities, asset impairment, revenue recognition, income taxes and commitments and contingencies. These estimates and assumptions are based on management’s best judgments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. Volatile equity markets and reductions in information technology spending have combined to increase the uncertainty inherent in such estimates and assumptions. It is reasonably possible that the Company’s accounting estimates with respect to the useful life of intangible assets and the ultimate recoverability of ownership interests in partner companies and goodwill could change in the near term and that the effect of such changes on the Company’s financial statements could be material. The Company believes the recorded amount of ownership interests in partner companies and goodwill is not impaired at December 31, 2009.
Ownership Interests in partner companies, Goodwill and Intangibles, net
The Company tests goodwill for impairment annually, or more frequently as conditions warrant, and intangible assets when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Additionally, the Company evaluates its equity method ownership interests in partner companies to determine whether an other than temporary decline in the carrying value of a partner company exists and should be recognized.
The Company continually evaluates the carrying value of its ownership interest in each of its partner companies for possible impairment based on achievement of business plan objectives and milestones, the fair value of each ownership interest in the partner company relative to carrying value, the financial condition and prospects of the partner company, and other relevant factors. The business plan objectives and milestones the Company considers include, among others, those related to financial performance, such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature, such as obtaining key business partnerships or the hiring of key employees. Impairment charges are determined by comparing the estimated fair value of our ownership interest in a partner company with its carrying value. Fair value is determined by using a combination of estimating the cash flows related to the relevant asset, including estimated proceeds on disposition, and an analysis of market price multiples of companies engaged in lines of business similar to the company being evaluated.
The Company’s policy is to perform ongoing business reviews for all partner companies and goodwill impairment tests annually in the fourth quarter of each fiscal year, or more frequently if conditions warrant. At various times during the year ended December 31, 2009, the Company determined that impairment analyses were warranted with respect to certain partner companies. As a result of these analyses, the Company recorded impairment charges of $5.4 million during the year ended December 31, 2009. Of this amount, approximately $4.9 million was related to the impairment of goodwill associated with Vcommerce, and the remaining $0.5 million was an impairment charge recorded in the first quarter to the basis of GoIndustry. The Company performed its annual impairment test during the fourth quarter of 2009 and concluded that the carrying value of its ownership interest in partner companies, goodwill and net intangible assets did not require further impairment as of December 31, 2009. At December 31, 2009, the Company’s carrying value of its ownership interests in partner companies totaled $97.8 million, goodwill totaled $20.6 million and intangibles, net totaled $15.9 million. See Note 3, “Ownership Interests in Partner Companies, Goodwill and Intangibles, net” for additional information regarding our ownership interest in partner companies, goodwill and intangibles, net and related impairment charges.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. Significant Accounting Policies — (Continued)
Revenue Recognition
During 2009, the Company’s consolidated revenues were primarily attributable to ICG Commerce. During 2008, the Company’s consolidated revenues were primarily attributable to ICG Commerce and Vcommerce. During 2007, the Company’s consolidated revenues were primarily attributable to ICG Commerce.
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
Vcommerce generated revenue from service fees earned in connection with the development and operation of its clients’ e-commerce businesses. Service fee revenue primarily consisted of transaction fees, implementation fees and professional services, as well as access and maintenance fees. Vcommerce recognized revenue from services provided when the following revenue recognition criteria were met: persuasive evidence of an arrangement existed, services had been rendered, the fee was fixed or determinable and collectibility is reasonably assured. Generally, Vcommerce recognized revenue related to implementation as well as access and maintenance services over the term of the customer contract, and transaction fees and professional services as services were rendered.
Deferred Revenue
Deferred revenue consists primarily of payments received in advance of revenue being earned under procurement sourcing arrangements and future implementation, professional services and transaction fees.
Cash and Cash Equivalents
The Company considers all highly liquid instruments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Cash and cash equivalents at December 31, 2009 and 2008 were invested principally in money market accounts.
Restricted Cash
The Company considers cash that is legally restricted and cash that is held as a compensating balance for letter of credit arrangements as restricted cash. At December 31, 2009 and 2008, restricted cash was held primarily in money market accounts. The Company had no long-term restricted cash at December 31, 2009.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. Significant Accounting Policies — (Continued)
Marketable Securities
Marketable securities are reported at fair value, based on quoted market prices, with the net unrealized gain or loss reported as a component of “Accumulated other comprehensive income” in Internet Capital Group. Inc.’s Stockholders’ Equity.
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
Net Income (Loss) Per Share
Basic net income (loss) per share (“EPS”) is computed using the weighted average number of common shares outstanding during each period. Diluted EPS includes shares, unless anti-dilutive, that would arise from the exercise of stock options and conversion of other convertible securities and is adjusted, if applicable, for the effect on net income (loss) of such transactions. In 2009, the Company included all quarters for purposes of the year to date net income included in the diluted EPS calculation. Because the Company incurred losses for 2008 and 2007, the effects of potentially dilutive securities are not included, as they would be anti-dilutive. See Note 16, “Net Income (Loss) per Share.”
Issuances of Stock by Partner Companies
The effects of any changes in the Company’s ownership interest resulting from the issuance of equity interests by a partner company accounted for under the consolidation or equity method of accounting are accounted for in accordance with guidance for accounting for the sales of stock of a subsidiary. In 2008 and 2007, this guidance required the difference between the carrying amount of the Company’s investment in the partner company and the underlying net book value of the partner company after the issuance of stock by the partner company be reflected as either a gain or loss in the Company’s Consolidated Statements of Operations if the appropriate recognition criteria has been met or reflected as an equity transaction in the Company’s Consolidated Statements of Changes in Equity. All such gains and losses related to the issuance of equity interests by partner companies for the years ended December 31, 2008 and 2007 have been recorded in the Company’s Consolidated Statements of changes in Equity. In 2009, the guidance requires the difference between the carrying value of the Company’s investment in the partner company and the underlying net book value of the partner company after the issuance of stock by the partner company to be reflected as an equity transaction in the Company’s Consolidated Statements of Changes in Equity for consolidated partner companies and to be reflected as a gain or loss in the Company’s Consolidated Statements of Operations for equity method partner companies. During the year ended December 31, 2009, net losses of $0.3 million were recorded in the Company’s Statement of Operations, and net gains of $0.3 million were recorded in the Company’s Consolidated Statements of changes in Equity. See Note 3, “Ownership Interests in Partner Companies, Goodwill and Intangibles, net.”.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. Significant Accounting Policies — (Continued)
Escrowed Proceeds
When an interest in one of the Company’s partner companies is sold, a portion of the sale consideration may be held in escrow primarily to satisfy purchase price adjustments and/or indemnity claims. The Company records escrow arrangements at the time the Company is entitled to the escrow proceeds, the amount is fixed or determinable and realization is assured. At December 31, 2009, the Company has aggregate contingent gains of $9.3 million associated with these outstanding escrows, which are scheduled to expire at various dates within the next three years, subject to indemnity claims pursuant to the terms of the specific sale agreements. See Note 3, “Ownership Interests in Partner Companies, Goodwill and Intangibles, net.”
Concentration of Customer Base and Credit Risk
For the year ended December 31, 2009, two customers of ICG Commerce, The Hertz Corporation and Kimberly-Clark Corporation, each represented approximately 13% of ICG’s consolidated revenue. For the year ended December 31, 2008, these two customers each represented approximately 17% of ICG’s consolidated revenue. For the year ended December 31, 2007, Kimberly-Clark Corporation and another customer of ICG Commerce, The Goodyear Tire & Rubber Company, represented approximately 24% and 10%, respectively, of ICG’s consolidated revenue. Accounts receivable from The Hertz Corporation and Kimberly-Clark Corporation as of December 31, 2009 were $1.7 million and $1.5 million, respectively. Accounts receivable from The Hertz Corporation and Kimberly-Clark Corporation as of December 31, 2008 were $2.9 million and $1.4 million, respectively. The accounts receivable balances as of December 31, 2009 for The Hertz Corporation and Kimberly-Clark Corporation includes $0.2 million and $0.1 million, respectively, of unbilled accounts receivable. The accounts receivable balances as of December 31, 2008 for The Hertz Corporation and Kimberly-Clark Corporation include $1.2 million and $0.3 million, respectively, of unbilled accounts receivable.
Equity-Based Compensation
We recognize equity-based compensation expense in our Consolidated Financial Statements for all share options and other equity-based arrangements that are expected to vest. Equity-based compensation expense is measured at the date of grant, based on the fair value of the award, and is recognized over the employee’s requisite service period.
Comprehensive Income (Loss)
The Company reports and displays comprehensive income (loss) and its components in the Consolidated Statements of Comprehensive Income (loss). Comprehensive income (loss) is the change in equity of a business enterprise during a period from non-owner sources. In addition to net income (loss), the Company’s sources of comprehensive income (loss) are from net unrealized appreciation on its marketable securities and foreign currency translation adjustments. Reclassification adjustments result from the recognition of gains or losses in net income that were included in comprehensive income (loss) in prior periods.
Reclassifications
Certain amounts in the prior-year financial statements have been reclassified to conform with the current-year presentation.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. Significant Accounting Policies — (Continued)
Recent Accounting Pronouncements
In January 2010, the FASB issued amended guidance requiring additional fair value disclosures related to inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers between levels in the hierarchy of fair value measurement. This guidance is effective for the Company beginning on January 1, 2010, and is not expected to have a significant impact on its consolidated financial statements.
In October 2009, the FASB issued accounting guidance related to revenue recognition for transactions with multiple deliverables, which impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. This guidance is effective for the Company beginning on January 1, 2011. The Company is currently evaluating the effect this guidance will have on its consolidated financial statements.
In October 2009, the FASB issued accounting guidance related to certain revenue arrangements that include software elements, which amends the scope of pre-existing software revenue guidance. This guidance is effective for the Company beginning on January 1, 2011. The Company is currently evaluating the effect this guidance will have on its consolidated financial statements.
In June 2009, the FASB released the Accounting Standards Codification (“ASC”), which became the single source of authoritative nongovernmental GAAP, superseding existing accounting literature. The ASC became effective for the Company beginning with the interim period ended September 30, 2009. The adoption of the ASC resulted in the revision of the Company’s disclosures to eliminate all references to pre-ASC standards.
In June 2009, the FASB issued accounting guidance that requires former “qualifying special-purpose entities” to be evaluated for consolidation, changes the approach to determining a variable interest entity’s primary beneficiary and revises the frequency with which reassessments of this determination should be made, and requires additional disclosures related to these items. This guidance is effective for the Company beginning on January 1, 2010, and is not expected to have a significant impact on its consolidated financial statements.
In May 2009, the FASB issued new guidance for accounting for subsequent events, which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance establishes that entities must evaluate subsequent events through the date the financial statements are issued, the circumstances under which a subsequent event should be recognized, and the circumstances for which a subsequent event should be disclosed. This guidance became effective for the Company beginning with the interim period ended June 30, 2009. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued guidance requiring disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance became effective for the Company beginning with the interim period ended June 30, 2009. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. Significant Accounting Policies — (Continued)
In April 2009, the FASB issued new guidance for the accounting of other-than-temporary impairments, which is intended to bring greater consistency to the timing of impairment recognition and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. This guidance also requires increased and timelier disclosures regarding expected cash flows, credit losses and an aging of securities with unrealized losses. This guidance became effective for the Company beginning with the interim period ended June 30, 2009. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued additional guidance for fair value measurement, specifically related to determining the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased and identifying circumstances that indicate a transaction is not orderly. This guidance became effective for the Company beginning with the interim period ended June 30, 2009. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.
In November 2008, the FASB issued guidance that clarifies how to account for certain transactions involving equity method companies. Specifically, it addresses the initial measurement, decreases in value and changes in the level of ownership of equity method companies. This guidance became effective for the Company beginning on January 1, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements. See Note 3, “Ownership Interests in Partner Companies Goodwill and Intangibles, net.”
In June 2008, the FASB issued guidance clarifying the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock and would therefore qualify as a scope exception to derivative accounting. This guidance became effective for the Company beginning on January 1, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
In May 2008, the FASB issued new guidance that requires the issuer of convertible debt instruments with cash settlement features to separately account for the liability and equity components of the instrument. In accordance with this guidance, the debt is recognized at the present value of its cash flows discounted using the issuer’s nonconvertible debt borrowing rate. The equity component is recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. This guidance required retrospective application to all periods presented. This guidance was effective for the Company beginning on January 1, 2009. The adoption of this guidance resulted in the revision of the loss on the repurchase of the Senior convertible notes included in “Other income (loss)” on the Company’s Consolidated Statement of Operations for the year ended December 31, 2007, as well as a reclassification between “Additional paid-in capital” and “Accumulated deficit” on the Company’s Consolidated Balance Sheets in subsequent periods. The adoption is discussed further in Note 7, “Debt.”
In March 2008, the FASB issued new guidance on the disclosure of derivative instruments and hedging activities. This guidance requires enhanced disclosures to enable financial statement users to better understand the effects of derivatives and hedging on an entity’s financial position, financial performance and cash flows. This guidance became effective for the Company beginning on January 1, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
In December 2007, the FASB issued revised guidance for the accounting for business combinations. The revised guidance requires most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value.” This guidance is required to be applied prospectively to business combinations that occur after the effective date. This guidance became effective for the Company beginning on January 1, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. Significant Accounting Policies — (Continued)
In December 2007, the FASB issued accounting guidance requiring noncontrolling interests (previously referred to as minority interests) to be reported as a separate component of equity and changed the accounting for transactions with noncontrolling interest holders. This guidance became effective for the Company beginning on January 1, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements other than the presentation of noncontrolling interests in our consolidated financial statements.
3. Ownership Interests in Partner Companies, Goodwill and Intangibles, net
The following table summarizes the Company’s goodwill, other intangibles, and ownership interests in partner companies.

	December 31,	December 31,
	2009	2008
	(in thousands)
Goodwill	$20,588	$26,658

Intangibles, net of accumulated amortization of $0 (2009) and $205 (2008)	$15,940	$713

Ownership interests in partner companies — Equity Method	$97,777	$83,751

The following table summarizes the activity related to Goodwill:

Goodwill at December 31, 2007	$17,084
Additional acquisition of Vcommerce	17,978
Impairment of Vcommerce	(8,264)
Reduction due to dilution of a consolidated partner company’s ownership	(140)

Goodwill at December 31, 2008	26,658
Vcommerce activity (see subsection “Impairments — Consolidated Company”)	(9,714)
Increase due to acquisition of GovDelivery on December 31, 2009	3,644

Goodwill at December 31, 2009	$20,588

As of December 31, 2009 and 2008, all of the Company’s goodwill was allocated to the core segment.
Amortization expense for intangible assets during the two years ended December 31, 2009 and 2008 was $0.2 million and $0.2 million, respectively. The Company recorded no amortization expense related to intangible assets during the year ended December 31, 2007. The Company amortizes intangibles using the straight line method.
Remaining estimated amortization expense is as follows (in thousands):

2010	$1,456
2011	$1,456
2012	$1,456
2013	$1,456
2014	$1,456
Thereafter	$8,660

Remaining amortization expense	$15,940

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Ownership Interests in Partner Companies, Goodwill and Intangibles, net — (Continued)
Acquisitions — Consolidated Company
On December 31, 2009, the Company acquired 89% of the equity of GovDelivery, which was accounted for under the acquisition method. The Company has allocated the purchase price to the assets and the liabilities based upon their respective fair values at the date of acquisition, which are as follows:

GovDelivery

Net assets acquired:
Goodwill	$3,644
Customer lists (11 year life)	13,910
Trademarks/trade names (11 year life)	1,320
Technology (10 year life)	710
Other net assets (liabilities)	1,506

21,090
Noncontrolling interest(1)	(1,420)

$19,670

(1) The Company determined the noncontrolling interest of GovDelivery with consideration of discounts for lack of control and lack of marketability.
Since GovDelivery was acquired on December 31, 2009, no results of GovDelivery’s operations are included in the Company’s Consolidated Statement of Operations for the year ended December 31, 2009. The following reflects unaudited selected pro forma financial information had the Company consolidated GovDelivery for the full year ended December 31, 2009: revenue, net income and net income per diluted share would have been $99.6 million, $13.3 million and $0.36 per diluted share, respectively.
During 2008, the Company acquired additional ownership in Vcommerce, which was accounted for under the purchase method of accounting. The purchase price, including the carrying value of the ownership interest for Vcommerce previously accounted for under the equity method, was allocated to the assets and the liabilities based upon their respective fair values at the date of the acquisition, as follows:

Vcommerce

Net Assets Acquired:
Goodwill	$17,978
Technology	918
Other net assets (liabilities)	$(3,651)

$15,245

Vcommerce was consolidated beginning May 1, 2008. The following reflects unaudited selected pro forma financial information had the Company consolidated Vcommerce for the full year ended December 31, 2008: revenue, net loss and net loss per diluted share would have been $73.4 million, $(23.0) million and $(0.60) per diluted share, respectively.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Ownership Interests in Partner Companies, Goodwill and Intangibles, net — (Continued)
Impairments
The Company completed its annual impairment testing in the fourth quarter of 2009. The Company also performs ongoing business reviews of its partner companies. The following table reflects the amounts of impairments recorded and how the Company presents impairment charges under the various methods of accounting:

	Statement of Operations	Year Ended December 31,
	Presentation	2009	2008	2007
Consolidation Method	Impairment related and other	$4,876	$8,264	$—
Equity Method	Equity loss	544	10,204	—
Cost Method (Note 13)	Other income (loss), net	—	4,735	—

		$5,420	$23,203	$—

Impairments — Consolidated Company
During 2009, the Company concluded that the estimated fair value of Vcommerce had declined. Accordingly, the Company performed its goodwill impairment testing as described in Note 2, “Significant Accounting Policies,” and recorded a goodwill impairment charge of $3.8 million during the three months ended June 30, 2009. Subsequent to recording this impairment, in August 2009, Channel Intelligence acquired substantially all of the assets and certain liabilities of Vcommerce. As a result of this transaction, the Company recorded an additional impairment charge during the three months ended September 30, 2009 in the amount of $1.1 million to eliminate the Company’s remaining basis in Vcommerce, which has ceased operations. The Company has no future obligation for Vcommerce’s liabilities and does not expect any future proceeds. Following the Channel Intelligence transaction, Vcommerce’s residual assets and liabilities are immaterial and not included on the Company’s Consolidated Balance Sheet at December 31, 2009, which resulted in the elimination of the Company’s remaining goodwill balance and intangible assets related to Vcommerce of $4.8 million and $0.5 million, respectively
The completion of the Company’s annual impairment testing did not result in any additional impairment charge related to the Company’s consolidated partner companies as of December 31, 2009.
Equity Method Companies
The following unaudited summarized financial information relates to the Company’s partner companies accounted for under the equity method of accounting at December 31, 2009 and 2008. This aggregate information has been compiled from the financial statements of the Company’s equity method partner companies.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Ownership Interests in Partner Companies, Goodwill and Intangibles, net — (Continued)
Balance Sheets (Unaudited)

	As of December 31,
	2009 (1)	2008 (2)
	(in thousands)

Cash and cash equivalents	$72,469	$47,749
Other current assets	60,186	72,732
Non-current assets	157,455	163,216

Total assets	$290,110	$283,697

Current liabilities	$122,762	$141,510
Non-current liabilities	11,192	8,791
Long-term debt	15,117	1,843
Stockholders’ equity	141,039	131,553

Total liabilities and stockholders’ equity	$290,110	$283,697

Total carrying value	$97,777	$83,751

(1)
Includes (ICG voting ownership): Acquirgy (25%), Channel Intelligence (50%), ClickEquations (33%), Freeborders (31%), GoIndustry (26%), Metastorm (33%), SeaPass (26%), StarCite (36%) and WhiteFence (36%).

(2)	Includes (ICG voting ownership): Channel Intelligence (46%), ClickEquations (30%), Freeborders (31%), GoIndustry (29%), Metastorm (33%), StarCite (34%) and WhiteFence (36%).
In 2009, the Company acquired ownership interests in Acquirgy and SeaPass and increased its existing ownership interests in Channel Intelligence, ClickEquations and StarCite through the Company’s acquisition of outstanding equity securities and/or participation in financing rounds. In addition, in 2009, the Company acquired convertible notes and warrants issued by WhiteFence. The total amount of these acquisitions was $23.2 million.
In 2008, the Company increased its ownership interests in Channel Intelligence, ClickEquations, Metastorm and StarCite through the Company’s acquisition of outstanding equity securities and/or participation in financing rounds. The total amount of these acquisitions was $24.2 million.
As of December 31, 2009, the Company’s aggregate carrying value in equity method partner companies exceeded the Company’s share of the net assets of these equity method partner companies by approximately $54.1 million. Of this excess, $40.0 million is allocated to goodwill, which is not amortized, and $14.1 million is allocated to intangibles, which are generally being amortized over three to seven years. As of December 31, 2008, this excess was $33.6 million, which was allocated $25.8 million to goodwill and $7.8 million to intangibles. Amortization expense of $2.3 million, $1.4 million and $0.3 million associated with these intangibles for the years ended December 31, 2009, 2008 and 2007, respectively, is included in the table below in the line item “Equity income (loss) excluding impairments” and is included in “Equity loss” on the Company’s Consolidated Statements of Operations.
In 2008, ClickEquations, which was previously accounted for under the cost method, became an equity method company due to an increase in ownership resulting from the Company’s participation in a financing round. Prior periods have not been restated to reflect prior equity losses from the original acquisition of an interest in ClickEquations as that acquisition was immaterial.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Ownership Interests in Partner Companies, Goodwill and Intangibles, net — (Continued)
Results of Operations (Unaudited)

	Year Ended December 31,
	2009(1)	2008(2)	2007 (3)
	(in thousands)
Revenues	$229,640	$243,762	$206,279

Net income (loss)	$(26,511)	$(57,943)	$(40,125)

Equity income (loss) excluding impairments and amortization of intangible assets	$(9,321)	$(22,086)	$(14,162)
Impairment charge of GoIndustry	(544)	(10,204)	—
Amortization of intangible assets	(2,266)	(1,412)	(254)

Total equity income (loss)	$(12,131)	$(33,702)	$(14,416)

(1)	Includes Acquirgy (from date of acquisition), Channel Intelligence, ClickEquations, Freeborders, GoIndustry, Metastorm, SeaPass (from date of acquisition), StarCite and WhiteFence.

(2)	Includes Channel Intelligence, ClickEquations, Freeborders, GoIndustry, Metastorm, StarCite, Vcommerce (to date of consolidation) and WhiteFence.

(3)	Includes Channel Intelligence, Freeborders, GoIndustry, Marketron (to date of disposition), Metastorm, StarCite, Vcommerce and WhiteFence.
Other Equity Company Information
In 2007, GoIndustry, the securities of which are listed on the AIM market of the London Stock Exchange, issued equity in connection with a financing round and reverse merger. As a result of these transactions, the Company’s ownership in GoIndustry was reduced from 35% to 31%. In February 2008, GoIndustry issued additional shares of common stock in conjunction with a financing and the acquisition of DoveBid, Inc. In conjunction with the financing, the Company purchased an additional 52,690,950 shares of GoIndustry for $10.5 million. As a result of these transactions, the Company’s ownership in GoIndustry was reduced from 31% to 29%. In January 2009, the Company purchased $1.4 million of convertible long-term notes from GoIndustry. In September 2009, in conjunction with a financing transaction, these long-term notes were converted to 56,952,636 shares of GoIndustry and the Company purchased an additional 63,888,889 shares of GoIndustry for $1.9 million. At December 31, 2009, the Company owned 254,674,377 shares of GoIndustry, or 26% of the outstanding shares, as compared to 133,832,852 shares of GoIndustry, or 29% of the outstanding shares as of December 31, 2008. All of the reductions in the Company’s ownership interests in GoIndustry for 2009, 2008 and 2007 were accounted for as dispositions of shares and resulted in a dilution loss of $0.4 million, a dilution loss of $1.3 million and a dilution gain of $5.0 million, respectively, for accounting purposes. The dilution loss of $1.3 million in 2008 and the dilution gain of $5.0 million in 2007 were recorded as equity transactions as a decrease and an increase, respectively, to additional paid-in capital in the Company’s Consolidated Statements of Changes in Equity. In accordance with revised accounting guidance for equity method companies, the $0.4 million dilution loss in 2009 was recorded in “Other income (loss), net” on the Company’s Consolidated Statements of Operations. Due to the Company’s 26% ownership, GoIndustry continues to be accounted for under the equity method. See the “Issuance of Stock by Partner Companies” subsection below.
In 2009 and 2008, the Company determined that its holdings of GoIndustry common stock experienced an other-than-temporary decline in fair market value. As a result, the Company recorded impairment charges of $0.5 million and $10.2 million during the years ended December 31, 2009 and 2008, respectively, to reduce the Company’s carrying value to GoIndustry’s fair market value. As of December 31, 2009, based on the fair value of GoIndustry’s common stock, no further impairment was required. Subsequent to December 31, 2009, the value of GoIndustry’s common stock has declined. Accordingly, the Company will continue to evaluate the fair value of GoIndustry and will record further impairment charges in 2010 if the Company determines that a decline in GoIndustry’s fair market value is other than temporary. The carrying value of the Company’s investment in GoIndustry is $5.7 million as of December 31, 2009.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Ownership Interests in Partner Companies, Goodwill and Intangibles, net — (Continued)
In 2007, the Company sold its ownership in Marketron for gross proceeds of $36.7 million, of which approximately $4.8 million was placed in escrow to be released over a three-year period, subject to purchase price adjustments and indemnity claims pursuant to the terms of the related agreement. The Company recorded a gain on the transaction of $8.2 million in 2007, which is included in “Other income (loss), net” on the Company’s Consolidated Statements of Operations. The Company received $1.2 million, which was net of indemnity claims, $1.4 million and $0.6 million of the escrowed amounts in 2009, 2008 and 2007, respectively, and recorded these amounts as gains, which are included in “Other income (loss), net” on the Company’s Consolidated Statements of Operations in the respective periods. The remaining $1.4 million in escrow, plus any accumulated interest, will be recognized as additional gain if and when the amount of the escrow proceeds is fixed or determinable and realization is assured.
In 2007, Metastorm issued equity in conjunction with a financing and an acquisition transaction. As a result of these transactions, the Company’s ownership interest in Metastorm was reduced from 41% to 32%. Accordingly, the Company recorded a dilution gain of $2.2 million in 2007 as an increase to additional paid-in capital in the Company’s Consolidated Statement of Changes in Equity. See subsection “Issuance of Stock by Partner Companies” below.
Issuances of Stock by Partner Companies
The following table summarizes the impact to the Company’s Consolidated Statements of Changes in Equity for issuances of stock by partner companies.

	Issuance of Stock by	Year Ended December 31,
Partner Company	Partner Company for:	2009	2008	2007

GoIndustry	Financing/Acquisition/Merger Transactions	$—	$(1,344)	$4,996
Metastorm	Financing and Acquisition Transaction	—	—	2,224
Other	Restricted Stock/Stock Option Activity	331	715	89

Impact of partner company equity transactions		$331	$(629)	$7,309

Other Partner Company Information
In 2008, Creditex Group, Inc. (“Creditex”), which was accounted for using the cost method, was acquired by IntercontinentalExchange, Inc. (“ICE”). The Company’s share of the merger consideration was 737,471 shares of ICE common stock, which, based on the stock’s August 29, 2008 closing price, were valued at approximately $64.9 million. At closing, 60,440 of these shares were placed into escrow to satisfy potential indemnification claims. The Company recorded a gain of $34.8 million on the sale of Creditex during the year ended December 31, 2008. Between August 29, 2008 and December 31, 2008, the Company sold 677,031 shares of ICE common stock for cash proceeds of $60.2 million. The Company recorded a gain on the ICE common stock sales of $0.6 million during the year ended December 31, 2008. In February 2009, the Company received an additional 7,549 shares of ICE common stock in connection with a post-merger closing-related adjustment. The shares were valued based on the closing stock price of ICE common stock on the date the shares were received, resulting in a gain recorded of $0.4 million during the first quarter of 2009. The Company subsequently sold these additional shares of ICE common stock, and recorded a gain of $0.2 million during the first quarter of 2009. Total gains related to these transactions of $0.6 million and $35.4 million are reflected in “Other income (loss), net” on the Company’s Consolidated Statement of Operations for the years ended December 31, 2009 and 2008, respectively. In March 2010, 46,751 shares of ICE common stock were released from escrow, which, based on the stock’s March 1, 2010 closing price, were valued at $5.0 million. The Company will record a gain during the three months ending March 31, 2010 for this amount. Following the receipt of the 46,751 shares, the Company sold these shares for approximately $5.1 million and will record the incremental gain of $0.1 million on the sale during the three months ending March 31, 2010. Of the remaining 13,689 shares held in escrow, up to 4,541 may be released to the Company dependent upon the resolution of outstanding indemnity claims, and, subject to certain potential tax-related indemnity claims, 9,148 shares are scheduled to be released to the Company in 2012.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Ownership Interests in Partner Companies, Goodwill and Intangibles, net — (Continued)
Additionally, during 2009, 2008 and 2007, the Company received $1.0 million, $1.9 million and $1.0 million, respectively, of escrow releases in connection with the disposition of various other partner companies, and recorded these amounts as gains, which are included in “Other income (loss), net” on the Company’s Consolidated Statement of Operations in the respective periods.
Escrow Information
As of December 31, 2009, the Company has outstanding aggregate cash proceeds, subject to indemnity claims, of approximately $3.0 million associated with escrowed proceeds from sales of former equity method partner companies. Additionally, the Company had 60,440 outstanding shares of ICE common stock, valued at approximately $6.3 million based on the December 31, 2009 closing stock price of ICE’s common stock, being held in escrow. These share escrows primarily relate to sale consideration that was set aside to satisfy potential purchase price adjustments and/or potential indemnity claims in connection with the sale of Creditex to ICE on August 29, 2008. The release of escrowed proceeds, if any, to the Company would result in gains at the time the Company is entitled to such proceeds, the amount is fixed or determinable and realization is assured, which is anticipated to occur at various times between March 2010 and August 2012. On March 1, 2010, 46,751 shares of ICE common stock were released from escrow to the Company. Based on the closing price of ICE common stock on that date, these shares were valued at $5.1 million. The Company will record a gain during the three months ending March 31, 2010 of $5.1 million related to this escrow release.
4. Marketable Securities and Related Derivatives
Marketable securities represent the Company’s holdings in publicly-traded equity securities accounted for as available-for-sale securities. At December 31, 2009, the Company held a noncontrolling interest in Blackboard, Inc. (“Blackboard”), which is traded on the NASDAQ Global Market. The cost, unrealized holding gains/(losses), and fair value of marketable securities at December 31, 2009 and December 31, 2008 were as follows:

			Unrealized
	Common Shares		Holding
	Owned	Cost	Gains/(Losses)	Fair Value
	(in thousands, except shares)

December 31, 2009
Blackboard	1,619,571	$2,342	$71,170	$73,512

December 31, 2008
Blackboard	2,187,060	$3,162	$54,205	$57,367

The tables above do not reflect the Company’s holdings of ICE common stock, which were both obtained and sold during the years ended December 31, 2009 and 2008. See Note 3, “Ownership Interests in Partner Companies, Goodwill and Intangibles, net.”

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. Marketable Securities and Related Derivatives — (Continued)
The amounts reflected as the Company’s cost for Blackboard include the carrying value on the date Blackboard converted to marketable securities and the value of Blackboard warrants exercised.
During 2009, the Company sold 567,489 shares of Blackboard common stock at an average price of $38.69 per share. The Company received total proceeds of $21.9 million and recognized a gain on the sale of these securities in the amount of $21.1 million. This gain is included in “Other income (loss), net” on the Company’s Consolidated Statements of Operations in the year ended December 31, 2009.
The Company manages its exposure to and benefits from price fluctuations of Blackboard common stock by using derivative securities or hedges. Although these instruments are derivative securities, their economic risks are similar to, and managed on the same basis as, the risks associated with the Blackboard shares the Company holds. As of December 31, 2009, the Company was party to cashless collar contracts with various expiration dates in 2010 to hedge 1,000,000 shares of its total holdings of 1,619,571 shares of Blackboard common stock at weighted average minimum and maximum prices per share of $25.44 and $57.60, respectively. During the year ended December 31, 2009, the Company incurred costs of $0.5 million to terminate two of these contracts related to a total of 625,000 shares. The Company recorded a loss of $0.5 million, the cost to terminate the contracts, during the year ended December 31, 2009, which is included in “Other income (loss), net” on the Company’s Consolidated Statements of Operation.
In accordance with the applicable accounting rules, these instruments are marked to market through earnings. The mark-to-market impact to earnings of the Blackboard hedge instruments was a loss of $7.1 million for the year ended December 31, 2009, income of $10.2 million for the year ended December 31, 2008, and loss of $3.7 million for the year ended December 31, 2007, based on Blackboard’s closing stock prices of $45.39, $26.23 and $40.25 at December 31, 2009, 2008 and 2007, respectively. These amounts are reflected in “Other income (loss), net” on the Company’s Consolidated Statements of Operations in the relevant period.
The income or loss is primarily driven by the change in the closing price of Blackboard stock from the beginning of the period to the end of the period. The price per share is reflected in the table below as reported by the NASDAQ Global Market:

	Dec. 31,	Mar. 31,	June. 30,	Sep. 30,	Dec. 31,	Mar. 31,	June. 30,	Sep. 30,	Dec. 31,
	2007	2008	2008	2008	2008	2009	2009	2009	2009
Blackboard closing stock price	$40.25	$33.33	$38.23	$40.29	$26.23	$31.74	$28.86	$37.78	$45.39
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
The fair value of these instruments was a liability of $0.5 million at December 31, 2009 and an asset of $6.5 million at December 31, 2008, and, for each period, is included in “Hedges of marketable securities” on the Company’s Consolidated Balance Sheets. See Note 5, “Financial Instruments.”
Subsequent to December 31, 2009, the Company sold 787,705 additional shares of Blackboard common stock at an average price per share of $45.82 for total proceeds of $36.1 million. The Company will record a gain during the quarter ending March 31, 2010 in the amount of $34.9 million on these transactions. Additionally, the Company terminated two additional cashless collar contracts related to 250,000 shares of Blackboard common stock in advance of the respective maturity dates for total costs of $0.2 million. The Company will record a loss in this amount during the quarter ending March 31, 2010.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5. Financial Instruments
Derivative Financial Instruments
The Company utilizes derivative financial instruments, primarily the Blackboard security hedges and forward exchange contracts to manage its exposure to and benefits from price fluctuations of Blackboard common stock and foreign currency risk, respectively. The cashless collar contracts related to Blackboard common stock are discussed in Note 4, “Marketable Securities and Related Derivatives.” During the years ended December 31, 2009, 2008 and 2007, ICG Commerce utilized put options and a forward contract to mitigate the risk of currency fluctuations at ICG Commerce’s operations in the United Kingdom and Europe. The net mark-to-market loss recognized by ICG Commerce in 2009 was less than $0.1 million and represents the premium paid for the options. ICG Commerce recognized a net mark-to-market loss of $0.1 million in 2008. These losses were recognized in “Other income (loss), net” on the Company’s Consolidated Statements of Operations. There were no losses related to ICG Commerce’s financial instruments in 2007.
The following table presents the classifications and fair values of our derivative instruments as of December 31, 2009 and 2008:

Consolidated Balance Sheets
		December 31,	December 31,
Derivative Instrument	Classification	2009	2008
		(in thousands)

Cashless collar contracts	Hedges of marketable securities	$(547)	$6,551
Foreign exchange put option	Other assets, net	$—	$—
The following table presents the mark-to-market impact on earnings resulting from our hedging activities for the years ended December 31, 2009 and 2008:

Consolidated Statements of Operations
		Year ended December 31,
Derivative Instrument	Classification	2009	2008	2007
		(in thousands)
Cashless collar contracts	Other income (loss), net	$(7,098)	$10,204	$(3,651)
Foreign exchange instruments	Other income (loss), net	$(33)	$(132)	$—
Fair Value Measurements
Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There are three levels of inputs that may be used to measure fair value, which are as follows:
Level 1 — Observable inputs such as quoted market prices for identical assets and liabilities in active public markets.
Level 2 — Observable inputs other than Level 1 prices based on quoted prices in markets with insufficient volume or infrequent transactions, or valuations in which all significant inputs are observable for substantially the full term of the asset or liability.
Level 3 — Unobservable inputs to the valuation techniques that are significant to the fair value of the asset or liability.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5. Financial Instruments — (Continued)
The fair value hierarchy of the Company’s financial assets measured at fair value on a recurring basis was as follows:

	Balance at
	December 31,
	2009	Level 1	Level 2		Level 3
	(in thousands)
Cash equivalents (money market accounts)	$49,972	$49,972	$—		$—
Marketable securities (see Note 4)	73,512	73,512	—		—
Hedges of marketable securities (see Note 5)	(547)	—	(547	)(a)	—

	$122,937	$123,484	$(547)		$—

	Balance at
	December 31,
	2008	Level 1	Level 2		Level 3
Cash equivalents (money market accounts)	$84,470	$84,470	$—		$—
Marketable securities (see Note 4)	57,367	57,367	—		—
Hedges of marketable securities (see Note 5)	6,551	—	6,551	(a)	—

	$148,388	$141,837	$6,551		$—

(a)
The Company’s counterparty under these arrangements provides the Company with quarterly statements of the market values of these instruments based on significant inputs that are observable or can be derived principally from, or corroborated by, observable market data for substantially the full term of the asset or liability.

6. Fixed Assets
Fixed assets consist of the following:

		As of December 31,
	Useful Life	2009	2008
		(in thousands)
Computer equipment and software, office equipment and furniture	3-7 years	$15,292	$18,184
Leasehold improvements	3-6 years	971	1,084

		16,263	19,268
Less: accumulated depreciation and amortization		(12,086)	(17,485)

		$4,177	$1,783

Depreciation expense for the years ended December 31, 2009, 2008 and 2007 was $1.5 million, $1.6 million and $1.4 million, respectively. The Company uses the straight line method of depreciation.
7. Debt
Long-Term Debt
The Company’s long-term debt at December 31, 2009 of $0.6 million related to its consolidated partner companies. The Company’s long-term debt of $3.9 million at December 31, 2008 related to its consolidated partner companies, and primarily consisted of notes at Vcommerce.

		As of December 31,
	Interest Rates	2009	2008
		(in thousands)

Capital leases	2.25-12.98%	$241	$153
Other debt	10.27-13.00%	785	4,081

		1,026	4,234
Current maturities		(381)	(318)

Other long-term debt		$645	$3,916

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7. Debt — (Continued)
The Company’s long-term debt matures as follows:

2010	$381
2011	384
2012	247
2013	13
2014	1

$1,026

Loan and Credit Agreements
On December 18, 2009, the Company entered into an amended and restated loan agreement with Comerica Bank (the “Loan Agreement”) that provides for the issuance of letters of credit up to $10.0 million, subject to a cash-secured borrowing base as defined by the Loan Agreement. The Loan Agreement expires on December 17, 2010 and replaces the Letter of Credit Agreement, as amended, between the same parties, which expired December 12, 2009. Issuance fees of 0.50% per annum of the face amount of each letter of credit will be paid to Comerica Bank subsequent to issuance. The Loan Agreement also is subject to a 0.25% per annum unused commitment fee payable to the bank quarterly. No amounts were outstanding under these agreements at December 31, 2009 or 2008.
On May 8, 2008, the Company entered into a series of loan agreements with Credit Suisse Capital LLC. Pursuant to these agreements, the Company may, from time to time, borrow funds secured by the cashless collar contracts that the Company previously entered into with respect to 1,000,000 of its shares of Blackboard common stock. The loans bear interest, which is payable quarterly in arrears, at the three-month U.S. dollar LIBOR rate, computed on the basis of a 30-day month and a 360-day year. This interest rate resets on the first day of each calendar quarter. The maturity of each of the loans corresponds with the expiration of the underlying cashless collar contract. Accordingly, the maturity dates of the loans range from March 15, 2010 to October 15, 2010. The maximum borrowing capacity under each of the loan agreements equals the present value of the minimum value of the underlying cashless collar contract, computed using the three month U. S. dollar LIBOR rate. The aggregate maximum borrowing capacity under the loan agreements is approximately $25.4 million as of December 31, 2009. Following the termination of two cashless collar contracts in January 2010, the aggregate maximum borrowing capacity under the loan agreements is approximately $19.5 million. The Company has not drawn any amounts under the loan agreements to date.
In 2008, ICG Commerce and a number of its wholly-owned subsidiaries entered into a loan agreement with PNC Bank, pursuant to which ICG Commerce and such subsidiaries may borrow up to $10.0 million under a revolving line of credit. The line of credit matured on December 31, 2009. There were no amounts outstanding under the loan agreement (including letters of credit) at December 31, 2009.
On February 25, 2010, ICG Commerce and PNC Bank agreed to extend the line of credit to December 31, 2010. The credit facility is secured by the assets of the borrowing companies. Interest on any outstanding amounts is computed at a rate to be selected by ICG Commerce from the following: (1) the highest of PNC Bank’s prime rate, the sum of the Federal Funds Open Rates plus 0.5% or the sum of the daily LIBOR rate plus 1.0%, plus a margin of 0.75%, or LIBOR plus a margin of 1.75%, depending on the then-current debt-to-EBITDA ratio of the borrowing companies, and (2) the highest of PNC Bank’s prime rate, the sum of the Federal Funds Open Rates plus 0.5% or the sum of the daily LIBOR rate plus 1.0%, plus a margin of 1.0%, or LIBOR plus a margin of 2%, depending on the then-current debt-to-EBITDA ratio of the borrowing companies. The loan agreement also provides for the issuance by the bank of letters of credit, subject to specified fees and other terms. The loan agreement is subject to a 0.25% per annum unused commitment fee that is payable to the bank quarterly. There were no amounts outstanding under the loan agreement (including letters of credit) through the date of this Report.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7. Debt — (Continued)
Senior Convertible Notes
On January 1, 2007, the Company had $26.6 million outstanding of its senior convertible notes issued in April 2004 that were set to mature in April 2009. The Company repurchased and extinguished the remainder of its senior convertible notes on February 12, 2007, recording a loss, including accelerated deferred financing fees, of $10.8 million. This loss was included in “Other income (loss), net” on the Company’s Consolidated Statements of Operations during 2007. Additionally, the Company recorded interest expense related to its senior convertible notes of $0.2 million for the year ended December 31, 2007. There were no senior convertible notes outstanding as of December 31, 2009, 2008 or 2007.
During the year ended December 31, 2009, the Company adopted certain accounting guidance which requires issuers of certain convertible debt instruments that may be settled wholly or partially in cash on conversion or settlement to separately account for the liability (debt) and equity (conversion feature) components of the instrument in a manner that reflected the issuers’ non-convertible debt borrowing rate. This accounting guidance requires retrospective application for all periods presented; early adoption was not permitted.
The retrospective application of this accounting guidance resulted in a decrease to the net loss recorded in 2007 in the amount of $7.0 million, related to the repurchase of the Company’s remaining senior convertible notes, including accelerated deferred financing fees, versus what was recorded under previous accounting guidance. This retrospective application impacted the following line items on the Company’s Consolidated Statements of Operations for 2007:

Other income (loss), as previously reported	$(167)
Impact of retrospective application	6,997

Other income (loss), as adjusted	$6,830

Interest expense, as previously reported	$(300)
Impact of retrospective application	24

Interest expense, as adjusted	$(276)

Income (loss) from continuing operations, as previously reported	$(31,155)
Impact of retrospective application	7,021

Income (loss) from continuing operations, as adjusted	$(24,134)

Net income (loss), as previously reported	$(30,160)
Impact of retrospective application	7,021

Net income (loss), as adjusted	$(23,139)

In addition, the 2007 repurchase of the Company’s senior convertible notes resulted in a reduction to additional paid-in capital of $11.6 million, reflected as “Reacquisition of equity” on the Company’s Consolidated Statements of Changes in Equity. Activity prior to January 1, 2007 has been adjusted in opening balances of “Additional paid in capital” and “Accumulated Deficit” and is reflected as “Cumulative effect of change in accounting principle for convertible debt” on the Company’s Consolidated Statements of Changes in Equity.
In accordance with the retrospective application of the above transaction, the following method was used to determine the liability and equity components of the Company’s senior convertible notes. Upon the 2004 issuance of the Company’s senior convertible notes, the Company determined that there was an $8.6 million debt discount. The debt discount was calculated by comparing the fair value of the liability, using the debt’s term and the Company’s determined interest spread of 12% over the five year treasury rate at the time of issuance, to the fair value of the consideration received as a result of the transaction. This $8.6 million debt discount would have been amortized over the five year term of the senior convertible notes. Through 2006, using the interest method, amortization on the debt discount, including net adjustments to amortization of debt issuance costs, would have been $3.8 million. As a result, on January 1, 2007, the remaining balance of the debt discount was $4.6 million. From January 1, 2007 to February 12, 2007, the Company would have recorded additional amortization of debt discount of $0.2 million. Upon repurchase of the Company’s senior convertible notes on February 12, 2007, the Company determined the fair value of the liability component using the remaining term of the debt and the Company’s determined interest spread of 3% over the interpolated treasury rate for the respective term. The difference between the fair value of the consideration paid and the fair value of the liability component resulted in an $11.6 million reduction to additional paid-in capital due to the reacquisition of the equity component reference above.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8. Segment Information
The Company’s reportable segments consist of two reporting segments, the “core” segment and the “venture” segment. At December 31, 2009, the core segment includes the results of the Company’s consolidated partner companies, records the Company’s share of earnings and losses of partner companies accounted for under the equity method of accounting and captures the Company’s basis in the assets of its core segment partner companies. At December 31, 2009, the venture segment records the Company’s share of earnings and losses of partner companies accounted for under the equity method of accounting and captures the Company’s basis in the assets of its venture segment partner companies. Marketable securities are considered “corporate” assets whereas, prior to becoming marketable securities, the partner company to which they relate would have been included in the core or venture category.
The core reporting segment includes those consolidated and equity method partner companies in which ICG owns a principal controlling equity voting interest (53% on average as of December 31, 2009) and in which ICG’s management takes a very active role in providing strategic direction and management assistance. The Company expects to devote relatively large initial amounts of capital to acquire core partner companies. The venture reporting segment includes partner companies in which the Company generally devotes less capital than it does to its core companies and, therefore, in which it holds relatively smaller ownership stakes than it does in its core companies (24% on average as of December 31, 2009) and has less influence over their strategic direction and management decisions than it does over those of its core companies.
Approximately 10%, 13% and 10% of the Company’s consolidated revenues for the years ended December 31, 2009, 2008 and 2007, respectively, relate to sales generated in the United Kingdom. The remaining consolidated revenues for the years ended December 31, 2009 and 2008 primarily relate to sales generated in the United States. As of December 31, 2009 and 2008, the Company’s assets were located primarily in the United States.
The following summarizes selected information related to the Company’s segments for the years ended December 31, 2009, 2008 and 2007. All significant intersegment activity has been eliminated. Assets are owned or allocated assets are used by each operating segment.
Segment Information
(in thousands)

				Reconciling Items
				Discontinued
				Operations
			Total	and			Consolidated
	Core	Venture	Segment	Dispositions*	Corporate	Other**	Results
Year Ended December 31, 2009
Revenues	$90,252	$—	$90,252	$—	$—	$—	$90,252
Net income (loss) attributable to Internet Capital Group, Inc.	$26,049	$(2,845)	$23,204	$—	$(15,858)	$8,188	$15,534
Assets	$192,786	$21,832	$214,618	$—	$115,469	$—	$330,087

Year Ended December 31, 2008
Revenues	$71,181	$—	$71,181	$—	$—	$—	$71,181
Net income (loss) attributable to Internet Capital Group, Inc.	$(23,758)	$(4,381)	$(28,139)	$—	$(18,966)	$24,179	$(22,926)
Assets	$138,374	$8,281	$146,655	$—	$138,925	$—	$285,580

Year Ended December 31, 2007
Revenues	$52,923	$—	$52,923	$—	$—	$—	$52,923
Net income (loss) attributable to Internet Capital Group, Inc.	$(18,194)	$(856)	$(19,050)	$1,849	$(17,022)	$10,616	$(23,607)
Assets	$153,365	$14,982	$168,347	$—	$164,084	$—	$332,431

*	Discontinued operations represent net income of $995 for the year ended December 31, 2007. All other amounts relate to dispositions for the year ended December 31, 2007.

**	Other reconciling items to net income (loss) are as follows:

	Year Ended December 31,
	2009	2008	2007

Other income (loss) (Note 13)	$15,976	$44,277	$6,783
Income taxes (Note 14)	10,627	330	4,301
Noncontrolling interest	(12,995)	(1,960)	(468)
Impairment of GoIndustry (Venture) (Note 3)	(544)	(10,204)	—
Impairment of Vcommerce (Core) (Note 3)	(4,876)	(8,264)	—

	$8,188	$24,179	$10,616

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9. Parent Company Financial Information
Parent company financial information is provided to present the financial position and results of operations of the Company and its wholly-owned subsidiaries as if the partner companies accounted for under the consolidation method of accounting were accounted for under the equity method of accounting for all applicable periods presented. The Company’s share of the consolidated partner companies’ losses is included in “Equity loss” in the Parent Company Statements of Operations for all periods presented based on the Company’s ownership percentage in each period. The carrying value of the consolidated companies as of December 31, 2009 and 2008 is included in “Ownership interests in Partner Companies” in the Parent Company Balance Sheets.
Parent Company Balance Sheets

	As of December 31,
	2009	2008
	(in thousands)
Assets
Cash and cash equivalents	$29,443	$73,208
Income tax receivable	11,071	444
Other current assets	562	961

Current assets	41,076	74,613
Ownership interests in partner companies	170,498	113,395
Marketable securities	73,512	57,367
Hedges of marketable securities	—	6,551
Other	881	394

Total assets	$285,967	$252,320

Liabilities and stockholders’ equity
Current liabilities	$4,433	$4,011
Hedges of marketable securities	547	—
Non-current liabilities	350	898
Stockholders’ equity	280,637	247,411

Total liabilities and stockholders’ equity	$285,967	$252,320

Parent Company Statements of Operations

	Year Ended December 31,
	2009	2008	2007
	(in thousands)

Revenues	$—	$—	$—
Operating expenses
General and administrative	16,257	19,755	21,680
Impairment related and other	4,876	9,058	—

Total operating expenses	21,133	28,813	21,680

	(21,133)	(28,813)	(21,680)
Other income (loss), net *	15,976	44,277	6,960
Interest income (expense), net	399	1,603	4,682

Income (loss) before income taxes and equity loss	(4,758)	17,067	(10,038)

Income tax benefit (expense)	10,627	330	4,301
Equity income (loss)	9,665	(40,323)	(17,870)

Net income (loss)	$15,534	$(22,926)	$(23,607)

*	For purposes of parent company reporting, discontinued operations (see Note 15, “Discontinued Operations”) are included in the “Other income (loss), net” line item.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9. Parent Company Financial Information — (Continued)
Parent Company Statements of Cash Flows

	Year Ended December 31
	2009	2008	2007
	(in thousands)

Operating Activities
Net income (loss)	$15,534	$(22,926)	$(23,607)
Adjustments to reconcile net income (loss) to cash used in operating activities
Depreciation and amortization	90	133	140
Impairment related and other	4,876	9,058	—
Equity-based compensation	3,089	6,298	7,173
Equity (income) loss	(9,665)	40,323	17,870
Other (income) loss	(15,918)	(44,277)	(6,960)
Changes in assets and liabilities, net of effect of acquisitions:
Taxes receivable	(10,627)	4,889	(4,301)
Prepaid expenses and other assets	299	(8)	(32)
Accounts payable	(6)	6	(33)
Accrued expenses	(51)	(1,480)	(254)
Other liabilities	(60)	403	—

Cash used in operating activities	(12,439)	(7,581)	(10,004)
Investing Activities
Capital expenditures, net	(52)	(47)	(63)
Proceeds from sales of marketable securities	21,625	60,233	24
Proceeds from sales of ownership interests in partner companies	2,607	3,267	34,925
Acquisitions of ownership interests in partner companies, net	(52,804)	(42,460)	(22,919)

Cash provided by (used in) investing activities	(28,624)	20,993	11,967
Financing Activities
Repurchase of senior convertible notes	—	—	(37,087)
Share repurchases	(2,702)	(9,329)	—

Cash provided by (used in) financing activities	(2,702)	(9,329)	(37,087)

Net increase (decrease) in cash and cash equivalents	(43,765)	4,083	(35,124)
Cash and cash equivalents at beginning at year	73,208	69,125	104,249

Cash and cash equivalents at end of year	$29,443	$73,208	$69,125

10. Internet Capital Group, Inc.’s Stockholders’ Equity
Holders of the Company’s Common Stock are entitled to one vote per share and are entitled to dividends as declared. No cash dividends have been declared to date, and the Company does not intend to pay cash dividends in the foreseeable future.
The Company may establish one or more classes or series of preferred stock. The holders of the preferred stock may be entitled to preferences over common stockholders with respect to dividends, liquidation, dissolution, or winding up of the Company, as established by the Company’s Board of Directors. As of December 31, 2009, 10,000,000 shares of preferred stock were authorized; none of these shares have been issued, and the Company does not have any plan to issue any of these shares in the foreseeable future.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
10. Internet Capital Group, Inc.’s Stockholders’ Equity — (Continued)
Stockholder Rights Plan
During 2000, the Company enacted a stockholder rights plan, which is set to expire on November 22, 2010. Under the stockholder rights plan, preferred stock purchase rights were distributed as a dividend at the rate of one right for each share of Common Stock outstanding as of the close of business on December 6, 2000, and one right per share has been issued in connection with shares issued subsequent to such date. Each right entitles the holder to purchase from the Company one ten-thousandth of a share of series A junior participating preferred stock of the Company at an exercise price of $100 per right. The rights attached to the Company’s Common Stock are not currently exercisable. The rights become exercisable and will separate from the Common Stock upon the earlier to occur of (i) ten calendar days after a person or group acquires, or announces the intent to acquire, beneficial ownership of 15% or more of the Company’s Common Stock, or (ii) ten business days (or a later date following such announcement if determined by the Board of Directors of the Company in accordance with the plan) after the announcement of a tender offer or an exchange offer to acquire 15% or more of the Company’s outstanding Common Stock.
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
11. Equity-Based Compensation
As of December 31, 2009, incentive or non-qualified stock options may be granted to Company employees, directors and consultants under the 2005 Omnibus Equity Compensation Plan (the “2005 Equity Plan”) or the LGO Corporation 2001 Equity Compensation Plan (f/k/a Logistics.com 2001 Equity Compensation Plan) (the “LGO Plan” and, together with the 2005 Equity Plan, the “Plans”). Generally, the grants vest over a one-to four-year period and expire eight to ten years after the grant date. At December 31, 2009, the Company had 2,628,038 shares of Common Stock reserved under the Plans for possible future issuance. Most partner companies also maintain their own equity incentive/compensation plans.
Total equity-based compensation for the years ended December 31, 2009, 2008, and 2007 was $3.7 million, $6.8 million and $7.3 million, respectively. Equity-based compensation for these periods is included primarily in “Selling, General and Administrative” on the Company’s consolidated Statements of Operations. Not included in the table below is the expense associated with quarterly Deferred Stock Unit grants to non-management directors in lieu of cash for service. See the subsection entitled “Deferred Stock Units (“DSUs”)” below in this Note 11.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11. Equity-Based Compensation — (Continued)
The following table provides additional information related to the Company’s equity-based compensation:

					Weighted
					Average Years
					Remaining of
					Stock-Based
				Unrecognized Stock-	Compensation
				Based Compensation	Expense at
	Year Ended December 31,			at December 31,	December 31,
	2009	2008	2007	2009	2009

Stock Appreciation Rights	$2,629	$4,138	$3,909	$1,825	2.8
Stock Options	3	29	122	1	2.9
Restricted Stock	82	1,577	2,333	257	3.0
Deferred Stock Units	174	320	330	24	0.2

Equity-Based Compensation	$2,888	$6,064	$6,694	$2,107

Equity-Based Compensation for Consolidated Partner Companies:

Restricted Stock	763	770	559	766	1.8

	$3,651	$6,834	$7,253	$2,873

Stock Appreciation Rights (“SARs”) and Stock Options Fair Value Assumptions
The following assumptions were used to determine the fair value of stock options and SARs granted to employees by the Company for the three years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Expected volatility	60%	60%	60%
Average expected option life	6.25 years	6.25 years	6.25 years
Risk-free interest rate	2.00-2.54%	3.08%	3.51-5.10%
Dividend yield	0.0%	0.0%	0.0%
The Company estimates the grant date fair value of SARs and stock options using the Black-Scholes option-pricing model, which requires the input of highly subjective assumptions. These assumptions include estimating the expected life of the award and the estimated volatility of our stock price over the expected term. Expected volatility is based on historical volatility of our Common Stock over the period commensurate with the expected term of the stock options. The expected term calculation for stock options granted is based on an average of the stock option vest term and the life of the option. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for an instrument with a maturity that is commensurate with the expected term of the options. Changes in these assumptions as well as a change in the estimated forfeitures of SARs and stock option awards can materially affect the amount of equity-based compensation recognized in the Company’s Consolidated Statements of Operations. Changes in the requisite service period can materially affect the amount of equity-based compensation recognized in the Company’s Consolidated Statements of Operations.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11. Equity-Based Compensation — (Continued)
SARs
In 2009, 2008 and 2007, the Company issued SARs to certain employees. Prior to February 28, 2007, the Company granted SARs at a base price equal to the fair market value of its common stock on the grant date, as determined by the most recent closing share price of the Company’s Common Stock prior to the Board of Directors meeting at which the grant was made, as reported on The NASDAQ Global Market. On February 28, 2007, the Company amended the definition of fair market value in its equity compensation plans to provide that fair market value would be determined for future grants by reference to the closing price of the Company’s Common Stock on the date of grant (or the closing price of the next trading day if there are no trades in the Company’s stock on the date of grant). Each SAR represents the right of the holder to receive, upon exercise of the SAR, shares of Common Stock equal to the amount by which the fair market value of a share of common stock on the date of exercise of the SAR exceeds the base price of the SAR.
Changes in SARs for the year ended December 31, 2009 were as follows:

		Weighted	Weighted
		Average	Average
	SARs	Base Price	Fair Value
Issued at December 31, 2006	3,650,179	$7.45	$4.50

SARs cancelled	(134,064)	$7.34	$4.43
SARs granted	100,000	$11.96	$7.18

Issued at December 31, 2007	3,616,115	$7.58	$4.58
SARs exercised	(67,363)	$7.34	$4.43
SARs cancelled	(782)	$7.34	$4.43
SARs granted	322,400	$8.41	$4.96

Issued at December 31, 2008	3,870,370	$7.65	$4.61
SARs granted	100,000	$7.00	$4.07

Issued at December 31, 2009	3,970,370	$7.63	$4.60

The following table summarizes information about SARs outstanding at December 31, 2009:

			Weighted Average	Aggregate Intrinsic
			Remaining	Value of SARs
			Contractual Life	Outstanding at
	SARs	SARs	of SARs Outstanding	December 31, 2009
Grant Price	Outstanding	Exercisable	(in years)	(in thousands)
$7.00	100,000	—	9.8	$—
$7.34	3,241,520	3,241,520	6.0	$—
$8.14 – $8.18	55,000	49,792	6.4	$—
$8.41	322,400	101,259	8.7	$—
$9.50 – $12.01	251,450	198,565	6.8	$—

	3,970,370	3,591,136		$—

At December 31, 2009, the Company expects an additional 342,671 SARs to vest.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11. Equity-Based Compensation — (Continued)
Stock Options
The fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model. Stock options generally vest over four years.
Changes in stock options for the year ended December 31, 2009 were as follows:

		Weighted	Weighted
		Average	Average
		Grant Date	Grant Date
	Shares	Exercise Price	Fair Value
Outstanding at December 31, 2006 and 2007	637,454	$37.13	$29.69
Options granted	500	$7.22	$4.26
Options forfeited	(23,000)	$19.76	$15.70

Outstanding at December 31, 2008	614,954	$36.58	$29.81
Options granted	250	$4.30	$2.47
Options forfeited	(85,800)	$42.75	$34.35

Outstanding at December 31, 2009	529,404	$35.56	$29.06

At December 31, 2009, 2008 and 2007 there were 528,351, 613,818 and 629,937 options exercisable, respectively, at a weighted average exercise price of $35.63, $36.64 and $37.48 per share, respectively, under the Plans.
The following tables summarize information about stock options outstanding at December 31, 2009:

			Weighted Average
			Remaining	Aggregate Intrinsic
			Contractual Life	Value at
	Shares	Shares	of Shares Outstanding	December 31, 2009
Exercise Price	Outstanding	Vested	(in years)	(in thousands)
$4.30 – $8.00	137,474	136,588	3.3	$211
$8.01 – $12.00	163,483	163,316	3.3	$—
$12.01 – $20.00	102,699	102,699	2.0	$—
$20.01 – $2,210.00	125,748	125,748	1.0	$—

	529,404	528,351		$211

At December 31, 2009, the Company expects an additional 1,053 shares to vest.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11. Equity-Based Compensation — (Continued)
Restricted Stock
Changes in restricted stock for the years ended December 31, 2009, 2008 and 2007 are shown in the following table:

		Weighted
		Average Grant
	Shares	Date Fair Value
Issued and unvested, December 31, 2006	818,622	$7.28

Granted	15,000	$12.01
Vested	(311,499)	$7.22
Forfeited	(35,844)	$7.23

Issued and unvested December 31, 2007	486,279	$7.39
Vested	(468,729)	$7.20
Forfeited	(250)	$6.98

Issued and unvested, December 31, 2008	17,300	$10.82
Granted	24,000	$7.00
Vested	(6,775)	$10.49

Issued and unvested, December 31, 2009	34,525	$8.23

The total aggregate fair value of restricted stock awards that vested and were converted to the Company’s Common Stock during the years ended December 31, 2009, 2008 and 2007 was $0.1 million, $3.3 million and $3.8 million, respectively. During the year ended December 31, 2009, 1,182 shares were surrendered for satisfying withholding taxes. At December 31, 2009, the Company expects the 27,025 outstanding restricted shares to vest.
Recipients of restricted stock did not pay any cash consideration to the Company for the shares and have the right to vote all shares subject to the grant and receive all dividends with respect to the shares, whether or not the shares have vested. The 2009 and 2007 restricted stock grants were each valued at $0.2 million, and are being amortized over the vesting period. There were no restricted stock grants in 2008. The 2009 restricted stock grants vest 25% in 2010 and ratably 25% each October through 2013. The 2007 restricted stock grants vest 25% in 2008 and ratably 25% each November through 2011.
Deferred Stock Units (“DSUs”)
In 2009, 2008 and 2007, each non-management member of the Company’s Board of Directors received DSUs for his service on the Board and its committees under the Company’s Non-Management Director Compensation Plan (the “Director Plan”). DSUs received by directors in conjunction with their service on the Board and its committees vest on the anniversary date of the grant. Also in 2009, 2008 and 2007, the Company issued quarterly compensation payments to each non-management director for his service on the Board and its committees under the Director Plan. The director had the right to elect to receive such payments in whole or in part in the form of DSUs in lieu of cash under the Internet Capital Group, Inc. Director Deferred Stock Unit Program. Through 2007, if directors elected to receive DSUs in conjunction with the quarterly compensation payments, the directors were entitled to the right to receive the number of shares of Common Stock of the Company equal to the fees earned by the director divided by 75% of the fair market value of a share of the Company’s Common Stock as of the date on which the fees would have been paid. Beginning in 2008, the number of shares the directors received was based on their fees earned and 100% of the fair market value of a share of the Company’s common stock as of the date on which the fees would have been paid. The Company recorded expense when these DSUs were issued as they are immediately vested on the grant date.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11. Equity-Based Compensation — (Continued)
During the years ended December 31, 2009, 2008 and 2007, the Company issued DSUs to the Company’s non-management directors valued at $0.3 million, $0.5 million and $0.5 million, respectively. The expense of $0.1 million, $0.3 million and $0.3 million for the years ended December 31, 2009, 2008 and 2007, respectively, associated with the annual DSU grants is included in equity-based compensation expense. The expense of $0.2 million, $0.2 million and $0.6 million for the years ended December 31, 2009, 2008 and 2007, respectively, associated with the quarterly grants for service, is included in “Selling, General and Administrative” (but is not reflected in summarized Equity-Based Compensation table above) on the Company’s Consolidated Statements of Operations. Changes in DSUs for the year ended December 31, 2009 are shown in the following table:

		Weighted Average
	DSUs	Grant Date Fair Value
Issued and unvested, December 31, 2006	21,500	$9.20
Granted	74,375	$11.33
Vested	(64,375)	$11.43

Issued and unvested, December 31, 2007	31,500	$11.37
Granted	36,000	$8.70
Vested	(31,500)	$11.37

Issued and unvested, December 31, 2008	36,000	$8.70
Granted	36,000	$4.05
Vested	(36,000)	$8.70

Issued and unvested, December 31, 2009	36,000	$4.05

Consolidated Partner Companies
The Company’s consolidated partner companies recorded $0.8 million, $0.8 million and $0.6 million of equity based compensation related to stock-based awards during the years ended December 31, 2009, 2008 and 2007, respectively.
In December 2007, ICG Commerce exchanged its employee stock options for restricted stock and granted restricted stock to its new Chief Executive Officer. The total fair value associated with these activities was $0.6 million in 2007.
At December 31, 2009, the total unrecognized compensation cost related to non-vested stock-based awards granted under the consolidated partner companies’ plans was $0.8 million. That cost is expected to be recognized over a weighted-average period of 1.8 years.
12. Commitments and Contingencies
The Company and its consolidated subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the amount of the ultimate liability with respect to these actions will not materially affect the financial position, results of operations or cash flows of the Company and its subsidiaries.
The Company and its consolidated partner companies lease their facilities under operating lease agreements expiring 2010 through 2014 and thereafter. Future minimum lease payments as of December 31, 2009 under the leases are as follows (in thousands):

2010	$2,536
2011	$2,458
2012	$1,917
2013	$1,375
2014	$1,399
Thereafter	$2,972

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12. Commitments and Contingencies — (Continued)
Rent expense under the non-cancelable operating leases was $2.5 million in 2009, $1.9 million in 2008 and $1.5 million in 2007.
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
13. Other Income (Loss)
Other Income (Loss), net
Other income (loss), net consists of the effect of transactions and other events relating to the Company’s ownership interests in its partner companies and its operations in general.

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Sales/distributions of ownership interests in Partner Companies (Note 3)	$2,607	$38,007	$9,786
Losses on debt extinguishment (Note 7)	—	—	(3,812)
Unrealized gain (loss) on mark-to-market of hedges (Note 4)	(7,098)	10,204	(3,651)
Realized gains (losses) on marketable securities	21,285	634	23
Impairments of cost method Partner Companies	—	(4,735)	—
Loss on termination of cashless collar contracts (Note 4)	(480)	—	—
Other	(338)	167	4,437

	$15,976	$44,277	$6,783
Total other income (loss) for Consolidated Partner Companies	602	(1,052)	71

	$16,578	$43,225	$6,854

During the year ended December 31, 2009, the Company sold shares of Blackboard and ICE and recorded gains of $21.1 million and $0.2 million, respectively. See Note 4, “Marketable Securities” and Note 3, “Ownership Interests in Partner Companies, Goodwill and Intangibles, net.”
During the year ended December 31, 2008, the Company sold shares of ICE common stock and recorded gains of $0.6 million on these sales. See Note 3, “Ownership Interest in Partner Companies, Goodwill and Intangibles, net.”
During the year ended December 31, 2008, the Company concluded that the carrying value of several cost method companies would not be recoverable and recorded impairments totaling $4.7 million to reduce the Company’s carrying value of these cost method companies. During 2007, the Company reversed a $3.0 million accrual related to costs directly associated with the acquisition of partner company ownership interests in 2001, since the statute of limitations with respect to such matters has expired.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
14. Income Taxes
Total income tax (benefit) expense was allocated as follows:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Income tax (benefit) expense from continuing operations:
Current taxes
Federal taxes	$(10,455)	$(147)	$(4,252)
State taxes	(9)	53	—
Foreign taxes	(175)	451	260

Current taxes	$(10,639)	$357	$(3,992)

Deferred taxes
Federal taxes	(28,702)	—	—
State taxes	65	—	—
Foreign taxes	(234)	—	—

Deferred taxes	(28,871)	—	—

Income tax (benefit) expense	$(39,510)	$357	$(3,992)

The Company and InvestorForce join in filing a consolidated federal income tax return. As a result of a change in ownership of the Company under Internal Revenue Code Section 382 that occurred in 2004, its net operating loss carryforwards, capital loss carryforwards and certain other deferred tax assets are subject to an annual limitation. The annual limitation on the utilization of these carryforwards is approximately $14.5 million. This annual limitation can be carried forward if it is not used. The Company did not use the limitation in 2009; therefore, the amount available for 2010 is $29 million. The total amount available For these carryforwards at December 31, 2009 is $217.8 million. These losses expire in varying amounts between 2010 and 2023.
Additionally, at December 31, 2009 the Company and InvestorForce have $25.4 million of net operating loss carryforwards and $3.0 million of capital loss carryforwards that are not subject to the Section 382 annual limitation. The net operating losses expire between 2026 and 2029 and the capital losses expire in 2014.
GovDelivery will join in filing the consolidated federal income tax return with the Company and InvestorForce beginning in 2010. As of December 31, 2009, GovDelivery has approximately $2.8 million of net operating loss carryforwards. The Company’s acquisition of GovDelivery in 2009 constituted a change in ownership under Internal Revenue Code Section 382. As a result, GovDelivery’s net operating losses are limited to approximately $1.0 million per year plus any recognized built-in gains. GovDelivery’s net deferred tax liability after acquisition accounting of $4.8 million reduced the Company’s valuation allowance.
During 2009, the Internal Revenue Service completed its audit of the Company’s federal income tax returns for the years 2005 through 2007. As a result of this audit, the Company is entitled to a refund in the amount of $4.7 million. The refund is primarily related to the Company’s ability to utilize certain capital losses which the Company previously thought were not utilizable as a result of the Company’s ownership change in 2004.
In November 2009, the Worker, Homeownership and Business Assistance Act of 2009, which expanded the ability of businesses to carry back net operating losses was enacted. This legislation allows the Company to carry back its net operating loss from 2008 or 2009 to 2005, when the Company paid federal income taxes. The Company expects to carry back its net operating loss, excluding the net operating loss attributable to InvestorForce from 2009, which will result in a refund of approximately $5.9 million.
A valuation allowance has been provided for the Company’s net deferred tax assets as the Company believes, after evaluating all positive and negative evidence, both historical and prospective, that it is more likely than not that these benefits will not be realized.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
14. Income Taxes — (Continued)
ICG Commerce files its own consolidated federal income tax return, separate from the Company. Due to ICG Commerce’s prior equity transactions, it experienced a change in ownership under Internal Revenue Code Section 382 in 2003. As a result, its net operating loss carryforwards are subject to an annual limitation. Based on an Internal Revenue Code Section 382 study completed in early 2010, approximately $74.0 million of net operating loss carryforwards are expected to be available to the Company between December 31, 2009 and December 31, 2023. The annual limitation ICG Commerce has on the utilization of its net operating losses is approximately $3.1 million per year. The amount available in 2010 is approximately $34.1 million.
As of December 31, 2009, in light of ICG Commerce’s consistent recent history of profitability, current-year results and its estimates of projected future profitability, management believes that it is more likely than not that the benefit of the majority of its net deferred tax assets will be realized and therefore a reduction of the valuation allowance against its net deferred tax asset is appropriate. Accordingly the Company recognized a deferred tax benefit of $28.7 million related to the reduction of the valuation allowance in 2009.
ICG Commerce maintains a valuation allowance for its state net operating losses and its capital loss carryovers. The valuation allowance on the state net operating loss deferred tax assets is necessary due to the expectation that most will expire unused due to the timing and the amount of taxable income apportioned to these states on a separate company basis. A valuation allowance for the deferred tax asset associated with the capital loss carryovers is appropriate because ICG Commerce does not expect to generate any capital gains before the losses expire.
The Company’s net deferred tax asset (liability) consists of the following:

	As of December 31,
	2009	2008
	(in thousands)
Deferred tax assets:

Net operating loss and capital loss carryforward — 382 limited	$121,103	$115,641
Net operating loss carryforward — not 382 limited	8,907	7,346
Capital loss carryforward — not 382 limited	2,063	984
Partner Company basis difference	121,058	138,199
Reserves and accruals	3,743	2,007
Stock-based compensation expense	8,270	6,991
AMT and other credits	406	188
Other, net	2,524	2,278

Total deferred tax assets	268,074	273,634
Valuation allowance	(208,395)	(254,663)

Deferred tax asset	59,679	18,971

Deferred tax liabilities:
Intangible assets	(5,898)	—
Other comprehensive income	(24,910)	(18,971)

Total deferred tax liabilities	(30,808)	(18,971)

Total net deferred tax assets	$28,871	$—

Beginning in 2009, the Company has modified its presentation of deferred tax assets and liabilities. ICG Commerce’s deferred tax assets and liabilities have been combined with the Company’s, and the Company has reduced the gross amount of its net operating loss and capital loss carryforwards that are subject to the Section 382 limitation to the amount of the limitation available until the carryforwards expire.
In connection with the decrease in the valuation allowance, ICG Commerce evaluated its exposure under the provisions of ASC 740-10, “Accounting for Uncertainty in Income Taxes,” and as a result, recorded a liability for unrecognized income tax expenses of $0.3 million at December 31, 2009. The unrecognized tax expenses relate to ICG Commerce’s treatment of accrued bonuses, the treatment of an alternative minimum tax foreign tax credit, and unfiled state tax returns.
The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no material accrual for interest or penalties on the Company’s Consolidated Balance Sheets at December 31, 2009 or 2008, and has not recognized any material interest and/or penalties in the Company’s Consolidated Statement of Operations for the year ended December 31, 2009.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
14. Income Taxes — (Continued)
The effective tax rate differs from the federal statutory rate as follows:

	Year Ended December 31,
	2009	2008	2007
Tax expense (benefit) at statutory rate	(35.0)%	(35.0)%	(35.0)%
IRS audit adjustment	(43.4)%	—	—
Foreign and state taxes	(3.2)%	2.1%	—
Non-deductible expenses and other	(2.9)%	1.2%	10.9%
Valuation allowance	(275.3)%	33.2%	12.9%

	(359.8)%	1.5%	(11.2)%

15. Discontinued Operations
The Company recorded a gain of approximately $1.0 million in 2007 related to escrow proceeds received from the sale of the database division of InvestorForce in 2006. The Company recognized $0.2 million in the year ended December 31, 2007 related to its share of net loss for the 2006 operating activities of InvestorForce’s database division.
During 2007, the Company received $0.2 million of additional proceeds from the sale of the assets of Delphion, Inc.
These partner companies have been treated as discontinued operations. Accordingly, the operating results of these discontinued operations have been presented separately from continuing operations and include the gains or losses recognized on disposition in the line item “Income (loss) on discontinued operations” in the Company’s Consolidated Statements of Operations.
16. Net Income (Loss) per Share
The calculations of net income (loss) per share were:

	Year Ended December 31,
	2009	2008	2007
	(in thousands, except shares and per share data)
Income (loss) attributable to Internet Capital Group, Inc.:
Income (loss) from continuing operations	$15,534	$(22,926)	$(24,602)
Income (loss) on discontinued operations	—	—	995

Net income (loss)	$15,534	$(22,926)	$(23,607)

Basic income (loss) per share attributable to Internet Capital Group, Inc.:
Income (loss) from continuing operations per share	$0.42	$(0.60)	$(0.64)
Income (loss) on discontinued operations per share	—	—	0.02

Net income (loss) per share	$0.42	$(0.60)	$(0.62)

Diluted income (loss) per share attributable to Internet Capital Group, Inc.:
Income (loss) from continuing operations per share	$0.42	$(0.60)	$(0.64)
Income (loss) on discontinued operations per share	—	—	0.02

Net income (loss) per share	$0.42	$(0.60)	$(0.62)

Basic weighted average common shares outstanding	36,660,158	38,105,583	37,915,626

Incremental Diluted Shares Impact:
Stock options	22,776	—	—
Restricted stock	241	—	—
DSUs	21,801	—	—
SARs	—	—	—

Diluted weighted average common shares outstanding	36,704,976	38,105,583	37,915,626

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
16. Net Income (Loss) per Share — (Continued)
The following potentially dilutive securities were not included in the computation of diluted net loss per share, as their effect would have been anti-dilutive:

		Weighted Average
	Shares	Price per Share

Year ended December 31, 2009
Stock options	406,730	$46.57
SARs	3,970,370	$7.63
Restricted stock	32,025	$8.23

Year ended December 31, 2008
Stock options	614,954	$36.58
SARs	3,870,370	$7.65
Restricted stock	17,300	$10.82
DSUs	36,000	$8.70

Year Ended December 31, 2007
Stock options	637,454	$37.13
SARs	3,616,115	$7.58
Restricted stock	486,279	$7.39
DSUs	31,500	$11.37
Warrants	12,500	$6.00
17. Share Repurchase Program
In 2008, the Company announced the approval by its Board of Directors of a share repurchase program under which the Company could repurchase, from time to time, up to $25.0 million of shares of Common Stock in the open market, in privately negotiated transactions or pursuant to trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act. During the year ended December 31, 2009, the Company repurchased a total of 492,242 shares of its Common Stock at an average purchase price of $5.45 per share. During the year ended December 31, 2008, the Company repurchased a total of 1,948,158 shares of its Common Stock at an average purchase price of $4.75 per share.
18. Related Parties
During 2004, the Company entered into a consulting arrangement with an individual who served on the Company’s Board of Directors from 2001 to 2007. The Company expensed $0.2 million for the year ended December 31, 2007 related to this consulting arrangement, which is reflected in “Selling, General and Administrative” on the Company’s Consolidated Statements of Operations. The Company also expensed equity-based compensation of $0.3 million in 2007 related to this consulting arrangement.
The Company provides strategic and operational support to its partner companies in the normal course of its business. The Company’s employees and consultants generally provide these services. The costs related to employees are paid by the Company and are reflected by the Company in general and administrative expenses. Non-management members of the Company’s Board of Directors are compensated with cash and equity grants in the Company that are accounted for in accordance with guidance for share based payment compensation.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
19. Selected Quarterly Financial Information (Unaudited)
The following table sets forth selected quarterly consolidated financial information for the years ended December 31, 2009 and 2008. The operating results for any given quarter are not necessarily indicative of results for any future period.

	Fiscal 2009 Quarter Ended				Fiscal 2008 Quarter Ended
	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Sep. 30	Dec. 31
	(in thousands, except per share data)
Revenues	$21,652	$22,077	$22,572	$23,951	$16,022	$17,581	$17,104	$20,474
Operating Expenses
Cost of revenue	13,205	14,598	14,402	14,715	11,371	11,575	11,687	11,767
Selling, general & administrative	9,216	9,158	8,347	7,857	8,662	9,830	8,336	9,337
Research and development	2,648	2,592	2,178	1,597	1,465	2,771	3,112	2,864
Impairment related and other	107	3,867	1,295	128	75	117	197	9,663

	(3,524)	(8,138)	(3,650)	(346)	(5,551)	(6,712)	(6,228)	(13,157)

Other income (loss), net	(2,247)	3,246	10,226	5,353	5,847	(359)	34,368	3,369
Interest income	142	98	98	108	829	404	317	298
Interest expense	(84)	(73)	(49)	(10)	(13)	(64)	(129)	(128)

Income (loss) before income taxes and equity loss	(5,713)	(4,867)	6,625	5,105	1,112	(6,731)	28,328	(9,618)
Income tax (expense) benefit	53	(421)	(516)	40,394	(54)	(239)	224	(288)
Equity loss	(4,953)	(2,924)	(2,761)	(1,493)	(7,081)	(4,741)	(6,020)	(15,860)

Net income (loss)	(10,613)	(8,212)	3,348	44,006	(6,023)	(11,711)	22,532	(25,766)
Less: Net income attributable to the noncontrolling interest	392	337	277	11,989	530	584	34	812

Net income (loss) attributable to Internet Capital Group, Inc.	$(11,005)	$(8,549)	$3,071	$32,017	$(6,553)	$(12,295)	$22,498	$(26,578)

Basic income (loss) per share (1)
Net income (loss) attributable to Internet Capital Group, Inc.	$(0.30)	$(0.23)	$0.08	$0.87	$(0.17)	$(0.32)	$0.59	$(0.71)

Shares used in computation of basic income (loss) per share (1)	36,676	36,666	36,676	36,623	38,221	38,383	38,437	37,386

Diluted income (loss) per share (1)
Net income (loss) attributable to Internet Capital Group, Inc.	$(0.30)	$(0.23)	$0.08	$0.87	$(0.17)	$(0.32)	$0.58	$(0.71)

Shares used in computation of diluted income (loss) per share (1)	36,676	36,666	36,740	36,692	38,221	38,383	38,784	37,386

(1)	The sum of quarterly income (loss) per share differs from the full year amount due to changes in the number of shares outstanding during the year.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.

ITEM 9A.	Controls and Procedures
Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered in this Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this Report, our disclosure controls and procedures have been designed and are effective to provide reasonable assurance that information required to be included in the Company’s periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements for external purposes in accordance with generally accepted accounting principles, (iii) provide reasonable assurance that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and (iv) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
The management of Internet Capital Group, Inc. evaluated the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of its internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Board of Directors. Based on this assessment, as of December 31, 2009, the Company’s internal control over financial reporting was effective based on those criteria.
The Company’s independent registered public accounting firm, KPMG LLP, has audited the Company’s internal control over financial reporting. KPMG LLP’s report on the effectiveness of the Company’s internal control over financial reporting appears below.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Internet Capital Group, Inc.:
We have audited Internet Capital Group, Inc. and subsidiaries (the Company) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Internet Capital Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Internet Capital Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Internet Capital Group, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in equity, comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 16, 2010 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP

Philadelphia, Pennsylvania
March 16, 2010

ITEM 9B.	Other Information
None.
PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance
We incorporate by reference the information contained under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Executive Officers” and “Corporate Governance” in our Definitive Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed within 120 days after the end of the year covered by this Report pursuant to Regulation 14A under the Exchange Act.
We have adopted a written code of business conduct and ethics, known as our Corporate Code of Conduct, which applies to all of our directors, officers and employees, including our principal executive officer and our principal financial and accounting officer. Our Corporate Code of Conduct is available on our internet website, www.internetcapital.com. Any amendments to our Corporate Code of Conduct or waivers from the provisions of the Corporate Code of Conduct for our principal executive officer or our principal financial and accounting officer will be disclosed in accordance with applicable SEC and stock exchange rules.

ITEM 11.	Executive Compensation
We incorporate by reference the information contained under the caption “Executive Compensation” in our Definitive Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed within 120 days after the end of the year covered by this Report pursuant to Regulation 14A under the Exchange Act.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We incorporate by reference the information contained under the caption “Security Ownership of Certain Beneficial Owners and Directors and Officers” in our Definitive Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed within 120 days after the end of the year covered by this Report pursuant to Regulation 14A under the Exchange Act.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence
We incorporate by reference the information contained under the caption “Certain Relationships and Related Transactions” in our Definitive Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed within 120 days after the end of the year covered by this Report pursuant to Regulation 14A under the Exchange Act.

ITEM 14.	Principal Accountant Fees and Services
We incorporate by reference the information contained under the caption “Ratification of Appointment of Independent Registered Public Accountant” in our Definitive Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed within 120 days after the end of the year covered by this Report pursuant to Regulation 14A under the Exchange Act.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules
1. Consolidated Financial Statements
The Consolidated Financial Statements and related Notes thereto as set forth under Item 8 of this Report are incorporated herein by reference.
The audited financial statements of StarCite, Inc. and GoIndustry-DoveBid plc, which are accounted for under the equity method, were not available as of the date of this annual report on Form 10-K. In accordance with Rule 3-09 of Regulation S-X, we expect to file those financial statements by amendment to this Annual Report on Form 10-K within 90 days and 180 days, respectively, following the end of the Company’s fiscal year. The audited financial statements for StarCite, Inc. as of December 31, 2008 are included as Exhibit 99.2 to our Form 10-K Amendment No. 1 for the fiscal year ended December 31, 2008, which was filed on March 31, 2009. The audited financial statements for GoIndustry-DoveBid plc, as of December 31, 2008 are included as Exhibit 99.3 to our Form 10-K Amendment No. 2 for the fiscal year ended December 31, 2008, which was filed on June 29, 2009.
2. Financial Statement Schedule
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Internet Capital Group, Inc.:
Under date of March 16, 2010, we reported on the consolidated balance sheets of Internet Capital Group, Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in equity, comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. The consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits.
In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 7 to the consolidated financial statements, the Company retrospectively changed its method of accounting for convertible debt instruments that may be settled in cash upon conversion due to the adoption of a new accounting standard issued by the Financial Accounting Standards Board, as of January 1, 2009.
/s/ KPMG LLP
Philadelphia, Pennsylvania
March 16, 2010
The following financial statement schedule of Internet Capital Group, Inc. for each of the years ended December 31, 2009, 2008 and 2007 should be read in conjunction with our Consolidated Financial Statements and related Notes thereto.
INTERNET CAPITAL GROUP
SCHEDULE II —VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2007, 2008 and 2009
(in thousands)

	Balance at the	Charged to		Charged to		Balance at the
	beginning of	costs and		other		end of
	the year	expenses		accounts	Write-offs	the year
Allowance for Doubtful Accounts:
December 31, 2007	$137	$(45)		$—	$(48)	$44
December 31, 2008	$44	$750	(a)	$—	(73)	$721
December 31, 2009	$721	$(166	)(b)	$343	(308)	$590

(a)	Reserve of $411 was established upon acquisition of partner company during 2008.

(b)	Reserve of $79 was established upon acquisition of partner company during 2009; reserve of $92 was eliminated upon sale of subsidiary assets during 2009.

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

10.1
Internet Capital Group, Inc. Amended and Restated 1999 Equity Compensation Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed March 5, 2007 (File No. 001-16249)).*

10.2
Internet Capital Group, Inc. Second Amended and Restated 2005 Omnibus Equity Compensation Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement relative to the Company’s 2009 Annual Meeting of Stockholders, filed April 29, 2009).*

10.3
Internet Capital Group, Inc. Amended and Restated Non-Management Director Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed March 5, 2007 (File No. 001-16249)).*

10.4
Internet Capital Group, Inc. Amended and Restated Director Deferred Stock Unit Program (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed December 18, 2008 (File No. 001-16249)).*

10.5.1
Logistics.com, Inc. 2001 Equity Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed March 31, 2003 (File No. 001-16249)).*

Exhibit Number	Document
10.5.2
Amendment No. 1 to the Logistics.com, Inc. 2001 Equity Compensation Plan (incorporated by reference to Exhibit 10.3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed March 31, 2003 (File No. 001-16249)).*

10.6	Internet Capital Group 2009 Performance Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed March 4, 2009 (File No. 001-16249)).*

10.7	Internet Capital Group 2010 Performance Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 3, 2010 (File No. 001-16249)).*

10.8
Form of Internet Capital Group, Inc. Restricted Stock Grant Without Performance Acceleration (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 16, 2005 (File No. 001-16249)).*

10.9
Form of Internet Capital Group, Inc. Restricted Stock Grant With Performance Acceleration (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 16, 2005 (File No. 001-16249)).*

10.10
Form of Internet Capital Group, Inc. Stock Option Grant Without Performance Acceleration (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 16, 2005 (File No. 001-16249)).*

10.11
Form of Internet Capital Group, Inc. Stock Option Grant With Performance Acceleration (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 16, 2005 (File No. 001-16249)).*

10.12
Form of Internet Capital Group, Inc. Non-Employee Director Initial Stock Option Grant (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 16, 2005 (File No. 001-16249)).*

10.13
Form of Internet Capital Group, Inc. Non-Employee Director Annual Stock Option Grant (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 16, 2005 (File No. 001-16249)).*

10.14	Form of Internet Capital Group, Inc. Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 28, 2005 (File No. 001-16249)).*

10.15
Form of Internet Capital Group, Inc. Stock Appreciation Rights Certificate (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed July 28, 2005 (File No. 001-16249)).*

10.16.1
Employment Agreement, dated February 28, 2007, by and among Internet Capital Group Operations, Inc., Internet Capital Group, Inc. and Walter W. Buckley, III (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 5, 2007 (File No. 001-16249)).*

10.16.2
Amendment 2008-1 to the Employment Agreement, dated as of December 18, 2008, by and between Internet Capital Group Operations, Inc. and Walter W. Buckley, III (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed December 18, 2008 (File No. 001-16249)).*

Exhibit Number	Document
10.17
Letter Agreement, dated December 18, 2008, by and between Internet Capital Group and R. Kirk Morgan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed December 18, 2008 (File No. 001-16249)).*

10.18.1
Employment Agreement, dated April 18, 2007, by and between Internet Capital Group and Douglas A. Alexander (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 18, 2007 (File No. 001-16249)).*

10.18.2
Amendment 2008-1 to the Employment Agreement, dated as of December 18, 2008, by and between Internet Capital Group Operations, Inc. and Douglas A. Alexander (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed December 18, 2008 (File No. 001-16249)).*

10.19	Form of Restrictive Covenant Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed July 28, 2005 (File No. 001-16249)).*

10.20
Amended and Restated Letter of Credit Agreement, dated as of December 18, 2009, by and between Comerica Bank, Internet Capital Group, Inc., ICG Holdings, Inc. and Internet Capital Group Operations, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 22, 2009 (File No. 001-16249)).

10.21
Letter Agreement, dated December 16, 2005, by and between ICG Holdings, Inc. and Credit Suisse First Boston Capital LLC (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 15, 2006 (File No. 001-16249)).

10.22
Form of Loan Agreements, each dated as of May 8, 2008, by and between ICG Holdings, Inc. and Credit Suisse Capital LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed May 12, 2008 (File No. 001-16249)).

10.23
Form of Promissory Note by ICG Holdings, Inc. in favor of Credit Suisse Capital LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed May 12, 2008 (File No. 001-16249)).

10.24.1
Agreement of Lease, dated June 30, 2003, between FV Office Partners, L.P. and Internet Capital Group Operations, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed August 14, 2003 (File No. 001-16249)).

10.24.2
First Amendment to Lease, dated November 20, 2003, between FV Office Partners, L.P. and Internet Capital Group Operations, Inc. (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004 (File No. 001-16249)).

10.24.3
Second Amendment to Lease, dated August 21, 2006, by and between Chesterbrook Partners, L.P. (as successor-in-interest to FV Office Partners, L.P.) and Internet Capital Group Operations, Inc. (incorporated by reference to Exhibit 10.33.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed March 16, 2007 (File No. 001-16249)).

Exhibit Number	Document
10.25
Form of Agreement of Limited Partnership for Internet Capital Group, Inc. Carried Interest Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current report on Form 8-K, filed December 13, 2007 (File No. 001-16249)).*

10.26	Form of Limited Partnership Interest Grant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed December 13, 2007 (File No. 001-16249)).*

11.1
Statement Regarding Computation of Per Share Earnings (included herein at Note 2-“Significant Accounting Policies” in the subsection “Net Income (Loss) Per Share” to the Consolidated Financial Statements and Note 16-“Net Income (Loss) Per Share” to the Consolidated Financial Statements).

14.1	Internet Capital Group Corporate Code of Conduct (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed March 4, 2009 (File No. 001-16249)).

21.1	Subsidiaries of Internet Capital Group, Inc. (filed herewith).

23.1	Consent of KPMG LLP (filed herewith).

23.2	Consent of Grant Thornton LLP/Metastorm Inc. (filed herewith).

31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	Consolidated Financial Statements of Metastorm Inc. (filed herewith).

*	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Security Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2010	INTERNET CAPITAL GROUP, INC.
	By:	/s/ R. KIRK MORGAN
		Name:	R. Kirk Morgan
		Title:	Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated, and on the date set forth above.

Signature	Title

/s/ WALTER W. BUCKLEY, III	Chief Executive Officer and Chairman of the Board
Walter W. Buckley, III	of Directors (Principal Executive Officer)

/s/ R. KIRK MORGAN	Chief Financial Officer
R. Kirk Morgan	(Principal Financial and Accounting Officer)

/s/ DAVID J. BERKMAN David J. Berkman	Director

/s/ THOMAS A. DECKER Thomas A. Decker	Director

/s/ DAVID K. DOWNES David K. Downes	Director

Thomas P. Gerrity	Director

/s/ MICHAEL J. HAGAN Michael J. Hagan	Director

/s/ ROBERT E. KEITH, JR. Robert E. Keith, Jr.	Director

/s/ WARREN V. MUSSER Warren V. Musser	Director

/s/ PHILIP J. RINGO Philip J. Ringo	Director