Form 10-K/A
period 2009-12-31
INTERNET CAPITAL GROUP INC
filed 2010-03-22
CIK 1085621

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

EXPLANATORY NOTE REGARDING THIS FORM 10-K/A
In accordance with Exchange Act Rule 12b-15, Internet Capital Group, Inc. (the “Registrant”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2009, which was initially filed with the Securities and Exchange Commission on March 16, 2010 (the “Original Filing”), to include audited financial statements of StarCite, Inc. (“StarCite”), a subsidiary of the Registrant accounted for under the equity method, with respect to the years ended December 31, 2009, 2008 and 2007 that were not available at the time of the Original Filing, along with related materials.
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
Except for the amended information referred to above, this Form 10-K/A continues to describe conditions as of the date of the Original Filing, and the Registrant has not modified or updated any other disclosures presented in the Original Filing. Accordingly, except as specifically referenced herein, this Amendment No. 1 does not restate the Registrant’s financial statements previously filed in the Original Filing, does not reflect events occurring after the filing of the Original Filing and does not modify or update those disclosures in the Original Filing affected by subsequent events. Information not affected by this Amendment No. 1 is unchanged and reflects the disclosures made at the time of the Original Filing on March 16, 2010.

INTERNET CAPITAL GROUP, INC.
FORM 10-K/A
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
The audited financial statements of GoIndustry-DoveBid plc, which is accounted for under the equity method, were not available as of the date of this Report. In accordance with Rule 3-09 of Regulation S-X, we expect to file those financial statements by amendment to this Report within 180 days following the end of the Company’s fiscal year. The audited financial statements for GoIndustry-DoveBid plc, as of December 31, 2008 are included as Exhibit 99.3 to our Form 10-K Amendment No. 2 for the fiscal year ended December 31, 2008, which was filed on June 29, 2009.
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

14.1	Internet Capital Group Corporate Code of Conduct (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed March 4, 2009 (File No. 001-16249)).

21.1	Subsidiaries of Internet Capital Group, Inc. (filed herewith).

23.1	Consent of KPMG LLP (filed herewith).

23.2	Consent of Grant Thornton LLP/Metastorm Inc. (filed herewith).

23.3	Consent of KPMG LLP/StarCite, Inc. (filed herewith).

31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	Consolidated Financial Statements of Metastorm Inc. (filed herewith).

99.2	Consolidated Financial Statements of StarCite, Inc. (filed herewith).

*	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Security Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 22, 2010	INTERNET CAPITAL GROUP, INC.
	By:	/s/ R. KIRK MORGAN
		Name:	R. Kirk Morgan
		Title:	Chief Financial Officer
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