Form 10-Q
period 2010-03-31
INTERNET CAPITAL GROUP INC
filed 2010-05-07
CIK 1085621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2010.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Company’s Common Stock, $0.001 par value per share, outstanding as of May 3, 2010 was 36,442,917 shares.

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
Our Internet website address is www.icg.com. Unless this Report explicitly states otherwise, neither the information on our website, nor the information on the website of any of our partner companies, is incorporated by reference into this Report.
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
The public may read and copy any of the reports that are filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Forward-Looking Statements
Forward-looking statements made with respect to our financial condition, results of operations and business in this Report, and those made from time to time by us through our senior management, are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on our current expectations and projections about future events but are subject to known and unknown risks, uncertainties and assumptions about us and our partner companies that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.
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
In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue” or the negative of such terms or other similar expressions. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this Report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Report might not occur. For a more detailed discussion of some of the foregoing risks and uncertainties, see Item 1A — “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, as well as other reports and registration statements filed by us with the SEC.
Our Partner Companies
The results of operations of our partner companies are reported within two segments: the “core” reporting segment and the “venture” (formerly “other holdings”) reporting segment. The core reporting segment includes those partner companies accounted for under the consolidated and equity methods in which ICG owns a principal controlling equity voting interest (52% on average as of March 31, 2010) and in which ICG’s management takes a very active role in providing strategic direction and management assistance. We expect to devote relatively large initial amounts of capital to acquire our core partner companies. The venture reporting segment includes partner companies to which we generally devote less capital than we do to our core companies and, therefore, in which we hold relatively smaller ownership stakes than we do in our core companies (24% on average as of March 31, 2010) and have less influence over their strategic direction and management decisions than we do over those of our core companies.

At March 31, 2010, our consolidated core partner companies consisted of:
GovDelivery Holdings, Inc. (“GovDelivery”)
GovDelivery is a provider of government-to-citizen communication solutions. GovDelivery’s digital subscription management software as a service (“SaaS”) platform enables government organizations to provide citizens with access to relevant information by delivering new information through e-mail, mobile text alerts, RSS and social media channels from U.S. and U.K. government entities at the national, state and local levels.
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
At March 31, 2010, our equity method core partner companies consisted of:
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
Metastorm Inc. (“Metastorm”)
Metastorm is a software and service provider of enterprise architecture modeling, business process analysis and business process management software for commercial enterprises and federal and state government organizations. This comprehensive suite of software products enables customers to understand, analyze, automate and continually improve their business processes.

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
At March 31, 2010, our venture partner companies consisted of:
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

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
INTERNET CAPITAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
	(in thousands, except per share data)
Assets
Current Assets
Cash and cash equivalents	$84,716	$55,481
Restricted cash	71	47
Accounts receivable, net of allowance ($611-2010; $590-2009)	20,181	19,411
Deferred tax assets	8,140	8,147
Income tax receivable	11,071	11,071
Prepaid expenses and other current assets	2,193	2,183

Total current assets	126,372	96,340
Marketable securities	34,656	73,512
Hedges of marketable securities	155	—
Fixed assets, net of accumulated depreciation and amortization ($12,772-2010; $12,086-2009)	4,756	4,177
Ownership interests in partner companies	91,371	97,777
Goodwill	20,588	20,588
Intangibles, net	15,576	15,940
Deferred tax assets	20,126	20,724
Other assets, net	1,055	1,029

Total Assets	$314,655	$330,087

Liabilities
Current Liabilities
Current maturities of long-term debt	$569	$381
Accounts payable	1,714	1,656
Accrued expenses	3,752	4,464
Accrued compensation and benefits	4,869	12,227
Deferred revenue	6,534	5,912

Total current liabilities	17,438	24,640
Long-term debt	748	645
Hedges of marketable securities	—	547
Deferred revenue	—	83
Other	978	1,010

Total Liabilities	$19,164	$26,925

Equity
Internet Capital Group, Inc.’s Stockholders’ Equity
Preferred Stock, $0.01 par value; 10,000 shares authorized, none issued or outstanding	—	—
Common Stock, $0.001 par value; 2,000,000 shares authorized, 38,864 (2010) and 38,796 (2009) issued	39	39
Additional paid-in capital	3,574,354	3,573,347
Treasury Stock, at cost, 2,440 (2010) and 2,440 (2009) shares	(12,031)	(12,031)
Accumulated deficit	(3,323,117)	(3,351,888)
Accumulated other comprehensive income	33,518	71,198

Total Internet Capital Group, Inc.’s Stockholders’ Equity	272,763	280,665
Noncontrolling Interest	22,728	22,497

Total Equity	295,491	303,162

Total Liabilities and Equity	$314,655	$330,087

See accompanying notes to Consolidated Financial Statements.

INTERNET CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2010	2009
	(in thousands, except per
	share data)

Revenues	$26,294	$21,652

Operating expenses
Cost of revenue	16,932	13,205
Selling, general and administrative	10,719	9,216
Research and development	2,424	2,648
Amortization of intangible assets	364	77
Impairment related and other	72	30

Total operating expenses	30,511	25,176

	(4,217)	(3,524)
Other income (loss), net	40,296	(2,247)
Interest income	61	142
Interest expense	(44)	(84)

Income (loss) before income taxes, equity loss and noncontrolling interest	36,096	(5,713)
Income tax (expense) benefit	(616)	53
Equity loss	(6,335)	(4,953)

Net income (loss)	29,145	(10,613)
Less: Net income attributable to the noncontrolling interest	374	392

Net income (loss) attributable to Internet Capital Group, Inc.	$28,771	$(11,005)

Basic income (loss) per share:
Net income (loss) attributable to Internet Capital Group, Inc.	$0.79	$(0.30)

Shares used in computation of basic income (loss) per share	36,305	36,676

Diluted income (loss) per share:
Net income (loss) attributable to Internet Capital Group, Inc.	$0.79	$(0.30)

Shares used in computation of diluted income (loss) per share	36,346	36,676

See accompanying notes to Consolidated Financial Statements.

INTERNET CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2010	2009
	(in thousands)
Operating Activities
Net income (loss)	$29,145	$(10,613)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	916	482
Impairment related and other	72	9
Equity-based compensation	787	1,348
Equity loss	6,335	4,953
Other (income) loss	(40,296)	2,193
Deferred income taxes	606	—
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(874)	813
Prepaid expenses and other assets	(62)	877
Accounts payable	58	(59)
Accrued expenses	288	(4,078)
Accrued compensation and benefits	(7,963)	(2,208)
Deferred revenue	539	(1,083)
Other liabilities	94	127

Cash flows provided by (used in) operating activities	(10,355)	(7,239)
Investing Activities
Capital expenditures, net	(1,137)	(1,500)
Advanced deposits for acquisition of fixed assets	—	(216)
Change in restricted cash	(24)	(3,584)
Proceeds from sales of marketable securities	41,027	604
Proceeds from sales of partner company ownership interests	102	958
Acquisitions of ownership interests in partner companies	—	(1,426)

Cash flows provided by (used in) investing activities	39,968	(5,164)
Financing Activities
Long-term debt and capital lease obligations, net	(277)	(110)
Purchase of treasury stock	—	(370)
Other financing activities	14	—

Cash flows provided by (used in) financing activities	(263)	(480)
Net increase (decrease) in Cash and Cash Equivalents	29,350	(12,883)
Effect of exchange rates on cash	(115)	(49)
Cash and Cash Equivalents at beginning of period	55,481	89,295

Cash and Cash Equivalents at the end of period	$84,716	$76,363

See accompanying notes to Consolidated Financial Statements.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. The Company
Description of the Company
Internet Capital Group, Inc. (the “Company”) acquires and builds SaaS, technology-enabled business process outsourcing (“BPO”) and Internet marketing companies that improve the productivity and efficiency of their business customers. Founded in 1996, the Company devotes its expertise and capital to maximizing the success of these companies.
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
2. Significant Accounting Policies
Basis of Presentation
The accompanying Consolidated Financial Statements are unaudited and, in the opinion of management, include all adjustments consisting only of normal and recurring adjustments necessary for a fair presentation of the results for these interim periods. These Consolidated Financial Statements should be read in connection with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Results of operations for the three-month period ended March 31, 2010 are not necessarily indicative of the results of operations expected for the full year.
The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. The Consolidated Financial Statements also include the following majority-owned subsidiaries for all or a portion of the periods indicated, each of which has been consolidated since the date the Company acquired majority voting control (collectively, the “Consolidated Subsidiaries”).
The Consolidated Statements of Operations include the results of the following majority-owned subsidiaries:

Three Months Ended March 31,
2010	2009
GovDelivery (1)	ICG Commerce
ICG Commerce	InvestorForce
InvestorForce	Vcommerce(2)
The Consolidated Balance Sheets include the financial position of the following majority-owned subsidiaries at March 31, 2010 and December 31, 2009:

March 31, 2010	December 31, 2009
GovDelivery (1)	GovDelivery (1)
ICG Commerce	ICG Commerce
InvestorForce	InvestorForce

(1)
On December 31, 2009, the Company acquired an 89% equity voting interest in GovDelivery. Accordingly, GovDelivery’s results were included in the Company’s Consolidated Statement of Operations subsequent to this date. See Note 3, “Ownership Interests in Partner Companies, Goodwill and Intangibles, net.”

(2)
On August 28, 2009, substantially all of Vcommerce’s assets were sold to Channel Intelligence. Accordingly, Vcommerce is not included in the Company’s Consolidated Financial Statements subsequent to that date. See Note 3, “Ownership Interests in Partner Companies, Goodwill and Intangibles, net.”

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
Equity Method. Partner companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to a partner company depends on an evaluation of several factors, including, among others, representation on the partner company’s board of directors and ownership level, which is generally between a 20% and a 50% interest in the voting securities of the partner company, as well as voting rights associated with the Company’s holdings in common stock, preferred stock and other convertible instruments in the partner company. Under the equity method of accounting, a partner company’s accounts are not reflected within the Company’s Consolidated Balance Sheets and Statements of Operations. The Company’s share of the earnings or losses of the partner company, as well as any adjustments resulting from prior period finalizations of equity income/losses, are reflected in the caption “Equity loss” in the Consolidated Statements of Operations. For the three months ended March 31, 2010, those prior period finalizations are not material. The carrying values of the Company’s equity method partner companies are reflected in “Ownership interests in partner companies” in the Company’s Consolidated Balance Sheets.
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
Cost Method. Partner companies not accounted for under either the consolidation method or equity method of accounting are accounted for under the cost method of accounting. The Company’s share of the earnings or losses of cost method companies is not included in the Consolidated Balance Sheets or Consolidated Statements of Operations. However, cost method partner company impairment charges are recognized in the Consolidated Statements of Operations. If circumstances suggest that the value of the partner company has subsequently recovered, such recovery is not recorded.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. These estimates include evaluation of the Company’s holdings in its partner companies, holdings in marketable securities, asset impairment, revenue recognition, income taxes and commitments and contingencies. These estimates and assumptions are based on management’s best judgments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. Volatile equity markets and reductions in information technology spending have combined to increase the uncertainty inherent in such estimates and assumptions. It is reasonably possible that the Company’s accounting estimates with respect to the useful life of intangible assets and the ultimate recoverability of ownership interests in partner companies and goodwill could change in the near term and that the effect of such changes on the Company’s financial statements could be material. The Company believes the recorded amount of ownership interests in partner companies and goodwill is not impaired at March 31, 2010.
Ownership Interests in Partner Companies, Goodwill and Intangibles, net
The Company tests goodwill for impairment annually, or more frequently as conditions warrant, and intangible assets when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Additionally, the Company evaluates its equity method ownership interests in partner companies to determine whether an other than temporary decline in the value of a partner company exists and should be recognized.
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
The Company’s policy is to perform ongoing business reviews for all partner companies and goodwill impairment tests annually in the fourth quarter of each year, or more frequently if conditions warrant. The Company recorded total impairments of $5.4 million during the year ended December 31, 2009. Of this amount, $4.9 million was related to the impairment of goodwill associated with Vcommerce, which was recorded during the second and third quarters of 2009, and the remaining $0.5 million was a reduction to the Company’s basis in GoIndustry, which was recorded during the first quarter of 2009 and is included in “Equity loss” on the Company’s Statement of Operations for the three months ended March 31, 2009. During the three months ended March 31, 2010, the Company recorded an additional impairment of $2.9 million due to further declines in the fair value of the Company’s equity holdings in GoIndustry that the Company believes are other than temporary. This impairment charge was recorded as a reduction to the Company’s basis in GoIndustry and is included in “Equity loss” on the Company’s Statement of Operations for the three months ended March 31, 2010. At March 31, 2010, the Company’s carrying value of its ownership interests in partner companies totaled $91.4 million, goodwill totaled $20.6 million and intangibles, net totaled $15.6 million. See Note 3, “Ownership Interest in Partner Companies, Goodwill and Intangibles, net” for additional information regarding our ownership interest in partner companies, goodwill and net intangible assets, as well as related impairment charges.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. Significant Accounting Policies — (Continued)
Revenue Recognition
During the three months ended March 31, 2010, the Company’s consolidated revenues were primarily attributable to ICG Commerce and GovDelivery. During the three months ended March 31, 2009, the Company’s consolidated revenues were primarily attributable to ICG Commerce and Vcommerce.
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
GovDelivery revenues generally consist of nonrefundable set-up fees and monthly maintenance and hosting fees. These fees are deferred and recognized as the services are performed, which is typically over the service term. Costs related to performing set-up services are expensed as incurred. Revenue from labor law posters are recognized upon delivery provided a purchase order has been received, the price to the buyer is fixed or determinable and collectibility is reasonably assured. Revenues from update and subscription services for labor law posters are deferred and recognized ratably over the service term.
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

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. Significant Accounting Policies — (Continued)
Concentration of Customer Base and Credit Risk
For the three months ended March 31, 2010, two customers of ICG Commerce, The Hertz Corporation (“Hertz”) and Kimberly-Clark Corporation (“Kimberly-Clark”), represented approximately 11% and 12%, respectively, of ICG’s consolidated revenue. For the three months ended March 31, 2009, those customers each represented approximately 14% of ICG’s consolidated revenue. Accounts receivable from Hertz and Kimberly-Clark as of March 31, 2010 were $2.5 million and $1.3 million, respectively. Accounts receivable from Hertz and Kimberly-Clark as of December 31, 2009 were $1.7 million and $1.5 million, respectively. The accounts receivable balances as of March 31, 2010 for these customers included $0.2 million and $0.1 million, respectively, of unbilled accounts receivable. The accounts receivable balances as of December 31, 2009 for these customers included $0.2 million and $0.1 million, respectively, of unbilled accounts receivable.
Recent Accounting Pronouncements
In February 2010, the FASB issued amended guidance that requires an SEC reporting company to evaluate subsequent events through the date that the financial statements are issued, but no longer requires the SEC reporting company to disclose the date through which subsequent events are evaluated. This guidance became effective for the Company upon issuance and did not have a significant impact on its consolidated financial statements.
In January 2010, the FASB issued amended guidance requiring additional fair value disclosures related to inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers between levels in the hierarchy of fair value measurement. This guidance became effective for the Company beginning on January 1, 2010 and did not have a significant impact on its consolidated financial statements.
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
In June 2009, the FASB issued accounting guidance that requires former “qualifying special-purpose entities” to be evaluated for consolidation, changes the approach to determining a variable interest entity’s primary beneficiary and revises the frequency with which reassessments of this determination should be made, and requires additional disclosures related to these items. This guidance became effective for the Company beginning on January 1, 2010 and did not have a significant impact on the Company’s Consolidated Financial Statements.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Ownership Interests in Partner Companies, Goodwill and Intangibles, net
The Company’s ownership interests in partner companies accounted for under the equity method were $91,371 and $97,777 as of March 31, 2010 and December 31, 2009, respectively. The Company’s ownership interests in partner companies accounted for under the cost method that are not public companies (marketable securities) was zero as of March 31, 2010 and December 31, 2009.
The following table summarizes the Company’s goodwill in consolidated partner companies:

(in thousands)
Goodwill as of December 31, 2009	$20,588
Activity during the three months ended March 31, 2010	—

Goodwill as of March 31, 2010	$20,588

As of March 31, 2010 and December 31, 2009, all of the Company’s goodwill was allocated to the core reporting segment.
The following table summarizes the Company’s intangible assets (in thousands):

		As of March 31, 2010
		Gross Carrying	Accumulated	Net Carrying
Intangible Assets	Useful Life	Amount	Amortization	Amount
Customer relationships	11 years	$13,910	$(316)	$13,594
Trademarks/trade names	11 years	1,320	(30)	1,290
Technology	10 years	710	(18)	692

		$15,940	$(364)	$15,576

		As of December 31, 2009
		Gross Carrying	Accumulated	Net Carrying
Intangible Assets	Useful Life	Amount	Amortization	Amount
Customer relationships	11 years	$13,910	$—	$13,910
Trademarks/trade names	11 years	1,320	—	1,320
Technology	10 years	710	—	710

		$15,940	$—	$15,940

Amortization expense for the three months ended March 31, 2010 and 2009 was $0.4 million and $0.1 million, respectively. The Company amortizes intangible assets using the straight-line method.
Remaining estimated amortization expense is as follows:

(in thousands)
2010 (remaining nine months)	$1,092
2011	$1,456
2012	$1,456
2013	$1,456
2014	$1,456
Thereafter	$8,660

Remaining amortization expense	$15,576

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Ownership Interests in Partner Companies, Goodwill and Intangibles, net — (Continued)
Acquisitions — Consolidated Companies
On December 31, 2009, the Company acquired 89% of the equity of GovDelivery, which was accounted for under the acquisition method. The Company has allocated the purchase price to the assets and the liabilities based upon their respective fair values at the date of acquisition, which are as follows:

GovDelivery
(in thousands)
Net assets acquired:
Goodwill	$3,644
Customer lists (11 year life)	13,910
Trademarks/trade names (11 year life)	1,320
Technology (10 year life)	710
Other net assets (liabilities)	1,506

21,090
Noncontrolling interest (1)	(1,420)

$19,670

(1)	The Company determined the noncontrolling interest of GovDelivery with consideration of discounts for lack of control and lack of marketability.
Since GovDelivery was acquired on December 31, 2009, no results of GovDelivery’s operations are included in the Company’s Consolidated Statement of Operations for the three months ended March 31, 2009. Revenue, net income (loss) attributable to Internet Capital Group, Inc. and net income (loss) per basic and diluted share attributable to Internet Capital Group, Inc. would have been $23.9 million, $(11.3) million and $(0.31) per diluted share, respectively, for the three months ended March 31, 2009, had the Company owned 89% and consolidated GovDelivery for that period.
Subsequent to the quarter ended March 31, 2010, the Company acquired an additional 12% equity voting interest in ICG Commerce from an existing stockholder of ICG Commerce for aggregate cash consideration of approximately $35.3 million. As a result of this acquisition, which was consummated on May 5, 2010, the Company increased its voting ownership interest in ICG Commerce from 64% to 76%. The Company will complete a purchase price allocation with respect to this acquisition.
Equity Method Companies
The following unaudited summarized financial information relates to the Company’s partner companies accounted for under the equity method of accounting as of March 31, 2010 and December 31, 2009. This aggregate information has been compiled from the financial statements and capitalization tables of the Company’s individual equity method partner companies.
Balance Sheets (Unaudited) (1)

	March 31, 2010	December 31, 2009
	(in thousands)
Cash, cash equivalents and short-term investments	$53,641	$72,469
Other current assets	56,204	60,186
Other non-current assets	161,910	157,455

Total assets	$271,755	$290,110

Current liabilities	$104,992	$122,762
Non-current liabilities	11,528	11,192
Long-term debt	23,446	15,117
Stockholders’ equity	131,789	141,039

Total liabilities and stockholders’ equity	$271,755	$290,110

Total carrying value	$91,371	$97,777

(1)
Includes Acquirgy (25%), Channel Intelligence (50%), ClickEquations (33%), Freeborders (31%), GoIndustry (26%), Metastorm (33%), SeaPass (26%), StarCite (36%) and WhiteFence (36%) for both periods presented. The Company does not consolidate Channel Intelligence since the Company’s ownership of this partner company does not exceed 50% (49.5%) and additional factors support that the Company does not exert control over Channel Intelligence.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Ownership Interests in Partner Companies, Goodwill and Intangibles, net — (Continued)
At March 31, 2010, the Company’s aggregate carrying value in equity method partner companies exceeded the Company’s share of net assets of these equity partner companies by approximately $50.0 million. Of this excess, $36.6 million is allocated to goodwill, which is not amortized, and $13.4 million is allocated to intangibles, which are generally amortized over a range of three to seven years. Amortization expense associated with these intangibles was $0.7 million and $0.5 million for the three months ended March 31, 2010 and 2009, respectively. This amortization expense is included in the line item “Equity loss excluding impairments” in the following table and in the line item “Equity loss” on the Company’s Consolidated Statements of Operations.
Results of Operations (Unaudited)

	Three Months Ended March 31,
	2010 (1)	2009 (2)
	(in thousands)
Revenue	$57,152	$55,252

Net income (loss)	$(8,266)	$(11,173)

Equity loss excluding impairments and amortization of intangibles	$(2,714)	$(3,956)
Impairment charge of GoIndustry	(2,914)	(544)
Amortization of intangible assets	(707)	(453)

Total equity loss	$(6,335)	$(4,953)

(1)	Includes Acquirgy, Channel Intelligence, ClickEquations, Freeborders, GoIndustry, Metastorm, SeaPass, StarCite and WhiteFence.

(2)	Includes Channel Intelligence, ClickEquations, Freeborders, GoIndustry, Metastorm, StarCite and WhiteFence.
Other Equity Company Information
In January 2009, the Company purchased $1.4 million of convertible long-term notes from GoIndustry. In September 2009, in conjunction with a financing transaction, these long-term notes were converted to 56,952,636 shares of GoIndustry common stock and the Company purchased an additional 63,888,889 shares of GoIndustry common stock for approximately $1.9 million. In February 2010, GoIndustry issued shares of common stock as holdback consideration in connection with an acquisition in February 2008. As a result of this issuance, the Company’s ownership interest in GoIndustry was reduced slightly. The reduction in the Company’s ownership in GoIndustry was accounted for as a disposition of shares and resulted in a dilution loss of $0.1 million during the three months ended March 31, 2010, which was recorded in “Other income (loss), net” on the Company’s Consolidated Statements of Operations. As of March 31, 2010 and December 31, 2009, the Company owned 254,674,377 shares of GoIndustry common stock, or approximately 26% of the outstanding shares, as compared to 133,832,852 shares of GoIndustry common stock, or approximately 29% of the outstanding shares as of March 31, 2009. Due to the Company’s 26% ownership, GoIndustry continues to be accounted for under the equity method.
Impairment charges of $2.9 million and $0.5 million were recorded by the Company during the three months ended March 31, 2010 and 2009, respectively, to reduce the Company’s basis in GoIndustry as a result of declines in the fair value of the Company’s equity holdings in this partner company during the respective periods. The carrying value of the Company’s investment in GoIndustry was $2.5 million and $5.7 million as of March 31, 2010 and December 31, 2009, respectively.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Ownership Interests in Partner Companies, Goodwill and Intangibles, net — (Continued)
Escrow Information
As of March 31, 2010, the Company had outstanding aggregate cash proceeds, subject to indemnity claims, of approximately $2.9 million associated with escrowed proceeds from sales of former equity method partner companies. Additionally, the Company had 13,689 outstanding shares of IntercontinentalExchange, Inc. (“ICE”) common stock, valued at approximately $1.5 million based on the March 31, 2010 closing stock price of ICE’s common stock, being held in escrow. These share escrows primarily relate to sale consideration that was set aside to satisfy potential purchase price adjustments and/or potential indemnity claims in connection with the sale of Creditex Group, Inc. (“Creditex”) to ICE on August 29, 2008. On March 1, 2010, 46,751 shares of ICE common stock were released from escrow to the Company. Accordingly, the Company recorded a gain of $5.0 million in “Other income (loss), net” on the Company’s Consolidated Statement of Operations based on the closing stock price of ICE’s common stock on March 1, 2010. Immediately following the receipt of these shares from escrow, the Company sold the shares for proceeds of $5.1 million and recognized an incremental gain of $0.1 million, which was also recorded in “Other income (loss), net” on the Company’s Consolidated Statements of Operations for the three months ended March 31, 2010. The release of additional escrowed proceeds, if any, to the Company would result in additional gains at the time the Company is entitled to such proceeds, the amount is fixed or determinable and realization is assured, which events are anticipated to occur at various times between June 2010 and August 2012.
4. Marketable Securities and Related Derivatives
Marketable securities represent the Company’s holdings in publicly-traded equity securities accounted for as available-for-sale securities. At March 31, 2010, the Company held a noncontrolling interest in Blackboard, Inc. (“Blackboard”), which is traded on the NASDAQ Global Market (NASDAQ: BBBB). The cost, unrealized holding gains/(losses), and fair value of marketable securities at March 31, 2010 and December 31, 2009 were as follows:

			Unrealized
	Common Shares		Holding
	Owned	Cost	Gains/(Losses)	Fair Value
		(in thousands, except shares)

March 31, 2010
Blackboard	831,866	$1,204	$33,452	$34,656

December 31, 2009
Blackboard	1,619,571	$2,342	$71,170	$73,512

The table above does not reflect the Company’s holdings of ICE common stock, which were both obtained and sold during the quarter ended March 31, 2010. See Note 3, “Ownership Interests in Partner Companies, Goodwill and Intangibles, net.”
The amounts reflected as the Company’s cost for Blackboard include the carrying value on the date the partner company converted to marketable securities and the value of warrants exercised.
During the three months ended March 31, 2010, the Company sold 787,705 shares of Blackboard common stock at an average price of $45.82 per share. The Company received total proceeds of $36.1 million and recognized a gain on the sale of these securities in the amount of $34.9 million. This gain is included in “Other income (loss), net” on the Company’s Consolidated Statements of Operations.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. Marketable Securities and Related Derivatives — (Continued)
The Company manages its exposure to and benefits from price fluctuations of Blackboard common stock by using derivative securities or hedges. Although these instruments are derivative securities, their economic risks are similar to, and managed on the same basis as, the risks associated with the Blackboard shares the Company holds. As of March 31, 2010, the Company was party to cashless collar contracts with expiration dates between September 15, 2010 and October 15, 2010 to hedge 375,000 shares of its total holdings of 831,866 shares of Blackboard common stock at weighted average minimum and maximum prices per share of $28.49 and $63.99, respectively. During the three months ended March 31, 2010, the Company incurred costs of $0.2 million to terminate two cashless collar contracts related to a total of 250,000 shares and recorded a loss in this amount, which is included in “Other income (loss), net” on the Company’s Consolidated Statements of Operations. Additionally, two cashless collar contracts related to a total of 375,000 shares of Blackboard common stock matured during the three months ended March 31, 2010. Since Blackboard’s stock price on the maturity date was within the weighted average minimum and maximum prices per share, the value of the matured hedges were zero and there was no gain or loss associated with the maturity of these contracts.
In accordance with applicable accounting rules, the cashless collar contracts are marked to market through earnings each period. The mark-to-market impact to earnings of these instruments was a gain of $0.7 million for the three months ended March 31, 2010, and a loss of $3.5 million for the three months ended March 31, 2009. This impact is reflected in “Other income (loss), net” for the appropriate period on the Company’s Consolidated Statements of Operations.
The income or loss is primarily driven by the change in the closing price of Blackboard common stock from the beginning of the quarter to the end of the quarter. The price per share is reflected in the table below as reported by the NASDAQ Global Market:

	Mar 31,	Jun 30,	Sep 30,	Dec 31,	Mar 31,	Jun 30,	Sep 30,	Dec 31,	Mar 31,
	2008	2008	2008	2008	2009	2009	2009	2009	2010
Blackboard closing stock price	$33.33	$38.23	$40.29	$26.23	$31.74	$28.86	$37.78	$45.39	$41.66
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
The fair value of these instruments was an asset of $0.2 million at March 31, 2010 and a liability of $0.5 million at December 31, 2009, and, in each period, is included in “Hedges of marketable securities” on the Company’s Consolidated Balance Sheets. See Note 5, “Financial Instruments.”
5. Financial Instruments
Derivative Financial Instruments
The Company utilizes derivative financial instruments, primarily the Blackboard security hedges and forward exchange contracts, to manage its exposure to and benefits from price fluctuations of Blackboard common stock and foreign currency risk, respectively. The cashless collar contracts related to Blackboard common stock are discussed in Note 4, “Marketable Securities and Related Derivatives.” In addition, during the three months ended March 31, 2010, ICG Commerce utilized put options to mitigate the risk of currency fluctuations at ICG Commerce’s operations in the United Kingdom and Europe. The net mark-to-market loss recognized by ICG Commerce was less than $0.1 million and represents the premium paid for the options. These losses were recognized in “Other income (loss), net” on the Company’s Consolidated Statements of Operations.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5. Financial Instruments — (Continued)
The following table presents the classifications and fair values of our derivative instruments as of March 31, 2010 and December 31, 2009:

Consolidated Balance Sheets
		March 31,	December 31,
Derivative	Classification	2010	2009
		(in thousands)
Cashless collar contracts	Hedges of marketable securities	$155	$(547)
Foreign exchange put option	Other assets, net	$21	$—
The following table presents the mark-to-market impact on earnings resulting from our hedging activities for the three months ended March 31, 2010 and 2009:

Consolidated Statements of Operations
		Three months ended March 31,
Derivative	Classification	2010	2009
		(in thousands)
Cashless collar contracts	Other income (loss), net	$702	$(3,451)
Foreign exchange put option	Other income (loss), net	$(48)	$—
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
The fair value of the Company’s financial assets measured at fair value on a recurring basis were as follows:

	Balance at
	March 31,
	2010	Level 1	Level 2		Level 3
	(in thousands)
Cash equivalents (money market accounts)	$85,267	$85,267	$—		$—
Marketable securities (see Note 4)	34,656	34,656	—		—
Hedges of marketable securities (see Note 5)	155	—	155	(1)	—

	$120,078	$119,923	$155		$—

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5. Financial Instruments — (Continued)

	Balance at
	December 31,
	2009	Level 1	Level 2		Level 3
	(in thousands)
Cash equivalents (money market accounts)	$49,972	$49,972	$—		$—
Marketable securities (see Note 4)	73,512	73,512	—		—
Hedges of marketable securities (see Note 5)	(547)	—	(547	)(1)	—

	$122,937	$123,484	$(547)		$—

(1)
The Company’s respective counterparties under these arrangements provide the Company with quarterly statements of the market values of these instruments based on significant inputs that are observable or can be derived principally from, or corroborated by, observable market data for substantially the full term of the relevant asset or liability.

6. Debt
Long-Term Debt
The Company’s long-term debt of $1.3 million and $1.0 million as of March 31, 2010 and December 31, 2009, respectively, relates to its consolidated partner companies in the respective periods. The long-term debt as of March 31, 2010 is due as follows: $0.6 million is classified as current and is due within one year, and the remaining $0.7 million is due through 2014. The long-term debt as of December 31, 2009 was due as follows: $0.4 million was classified as current and was due within one year and the remaining $0.6 million was due through 2013.
Loan and Credit Agreements
On December 18, 2009, the Company entered into an amended and restated loan agreement with Comerica Bank (the “Loan Agreement”) that provides for the issuance of letters of credit of up to $10.0 million, subject to a cash-secured borrowing base as defined by the Loan Agreement. The Loan Agreement expires on December 17, 2010 and replaces the Letter of Credit Agreement, as amended, between the same parties, which expired on December 12, 2009. Issuance fees of 0.50% per annum of the face amount of each letter of credit will be paid to Comerica Bank subsequent to issuance. The Loan Agreement is also subject to a 0.25% per annum unused commitment fee payable to the bank on a quarterly basis. No amounts were outstanding under these agreements at March 31, 2010 or December 31, 2009.
On May 8, 2008, the Company entered into a series of loan agreements with Credit Suisse Capital LLC. Pursuant to these agreements, the Company may, from time to time, borrow funds secured by the cashless collar contracts that the Company previously entered into with respect to 375,000 of its shares of Blackboard common stock. The loans bear interest, which is payable quarterly in arrears, at the three-month U.S. dollar LIBOR rate, computed on the basis of a 30-day month and a 360-day year. This interest rate resets on the first day of each calendar quarter. The maturity of each of the loans corresponds with the expiration of the underlying cashless collar contract. Accordingly, the maturity dates of the loans range from September 15, 2010 to October 15, 2010. The maximum borrowing capacity under each of the loan agreements equals the present value of the minimum value of the underlying cashless collar contract, computed using the three month U.S. dollar LIBOR rate. The aggregate maximum borrowing capacity under the loan agreements was approximately $10.7 million as of March 31, 2010. The Company has not drawn any amounts under the loan agreements to date.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6. Debt — (Continued)
During 2009, ICG Commerce and a number of its wholly-owned subsidiaries were party to a loan agreement with PNC Bank, pursuant to which ICG Commerce and such subsidiaries were able to borrow up to $10.0 million under a revolving line of credit. The line of credit matured on December 31, 2009. On February 25, 2010, ICG Commerce and PNC Bank agreed to extend the line of credit to December 31, 2010. The credit facility is secured by the assets of the borrowing companies. Interest on any outstanding amounts is computed at a rate to be selected by ICG Commerce from the following: (1) the highest of PNC Bank’s prime rate, the sum of the Federal Funds Open Rates plus 0.5% or the sum of the daily LIBOR rate plus 1.0%, plus a margin of 0.75%, or LIBOR plus a margin of 1.75%, depending on the then-current debt-to-EBITDA ratio of the borrowing companies, and (2) the highest of PNC Bank’s prime rate, the sum of the Federal Funds Open Rates plus 0.5% or the sum of the daily LIBOR rate plus 1.0%, plus a margin of 1.0%, or LIBOR plus a margin of 2%, depending on the then-current debt-to-EBITDA ratio of the borrowing companies. The loan agreement also provides for the issuance by the bank of letters of credit, subject to specified fees and other terms. The loan agreement is subject to a 0.25% per annum unused commitment fee that is payable to the bank quarterly. There were no amounts outstanding under these agreements (including letters of credit) as of March 31, 2010 or December 31, 2009.
7. Segment Information
The Company’s reportable segments consist of two reporting segments, the “core” segment and the “venture” segment. At March 31, 2010, the core segment includes the results of the Company’s consolidated partner companies, records the Company’s share of earnings and losses of partner companies accounted for under the equity method of accounting and captures the Company’s basis in the assets of its core segment partner companies. At March 31, 2010, the venture segment records the Company’s share of earnings and losses of partner companies accounted for under the equity method of accounting and captures the Company’s basis in the assets of its venture segment partner companies. Marketable securities are considered “corporate” assets whereas, prior to becoming marketable securities, the partner company to which they relate would have been included in the core or venture category.
The core reporting segment includes those consolidated and equity method partner companies in which ICG owns a principal controlling equity voting interest (53% on average as of March 31, 2010) and in which ICG’s management takes a very active role in providing strategic direction and management assistance. The Company expects to devote relatively large initial amounts of capital to acquire core partner companies. The venture reporting segment includes partner companies in which the Company generally devotes less capital than it does to its core companies and, therefore, in which it holds relatively smaller ownership stakes than it does in its core companies (24% on average as of March 31, 2010) and has less influence over their strategic direction and management decisions than it does over those of its core companies.
Approximately 8% and 10% of the Company’s consolidated revenues for the three months ended March 31, 2010 and 2009, respectively, relate to sales generated in the United Kingdom. The remaining consolidated revenues for the three months ended March 31, 2010 and 2009 primarily relate to sales generated in the United States. As of March 31, 2010 and December 31, 2009, the Company’s assets were located primarily in the United States.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7. Segment Information — (Continued)
The following summarizes selected information related to the Company’s segments for the respective periods. All significant intersegment activity has been eliminated. Assets are owned or allocated assets used by each reporting segment.

Segment Information
(in thousands)
			Total	Reconciling Items		Consolidated
	Core	Venture	Segment	Corporate	Other*	Results
Three Months Ended March 31, 2010
Revenues	$26,294	$—	$26,294	$—	$—	$26,294
Net income (loss) attributable to Internet Capital Group, Inc.	$(2,929)	$(1,179)	$(4,108)	$(4,472)	$37,351	$28,771

Three Months Ended March 31, 2009
Revenues	$21,652	$—	$21,652	$—	$—	$21,652
Net income (loss) attributable to Internet Capital Group, Inc.	$(2,573)	$(1,125)	$(3,698)	$(4,476)	$(2,831)	$(11,005)

*

	Three Months Ended March 31,
	2010	2009
Corporate other income (loss) (Note 10)	$40,639	$(1,895)
Noncontrolling interest	(374)	(392)
Impairment of GoIndustry (Venture) (Note 3)	(2,914)	(544)

	$37,351	$(2,831)

			Total			Consolidated
	Core	Venture	Segment	Corporate	Other	Results

Assets as of:
March 31, 2010	$184,981	$17,671	$202,652	$112,003	$—	$314,655

Assets as of:
December 31, 2009	$192,786	$21,832	$214,618	$115,469	$—	$330,087

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8. Parent Company Financial Information
Parent company financial information is provided to present the financial position and results of operations of the Company and its wholly-owned subsidiaries as if the partner companies accounted for under the consolidation method of accounting were accounted for under the equity method of accounting for all applicable periods presented. The Company’s share of the consolidated partner companies’ losses is included in “Equity loss” in the Parent Company Statements of Operations for all periods presented based on the Company’s ownership percentage in each period. The carrying value of the consolidated companies as of March 31, 2010 and December 31, 2009 is included in “Ownership interests in partner companies” in the Parent Company Balance Sheets set forth below.
Parent Company Balance Sheets

	As of March 31, 2010	As of December 31, 2009
	(in thousands)
Assets
Cash and cash equivalents	$64,755	$29,443
Income tax receivable	11,071	11,071
Other current assets	453	562

Current assets	76,279	41,076
Ownership interests in partner companies	163,742	170,498
Marketable securities	34,656	73,512
Hedges of marketable securities	155	—
Other	913	881

Total assets	$275,745	$285,967

Liabilities and stockholders’ equity
Current liabilities	$2,697	$4,433
Hedges of marketable securities	—	547
Non-current liabilities	350	350
Stockholders’ equity	272,698	280,637

Total liabilities and stockholders’ equity	$275,745	$285,967

Parent Company Statements of Operations

	Three Months Ended
	March 31,
	2010	2009
	(in thousands)
Revenues	$—	$—
Operating expenses
General and administrative	4,524	4,600

Total operating expenses	4,524	4,600

	(4,524)	(4,600)
Other income (loss), net	40,639	(1,895)
Interest income (expense), net	52	124

Income (loss) before income taxes and equity loss	36,167	(6,371)
Equity loss	(7,396)	(4,634)

Net income (loss)	$28,771	$(11,005)

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8. Parent Company Financial Information — (Continued)
Parent Company Statements of Cash Flows

	Three Months Ended
	March 31,
	2010	2009
	(in thousands)
Operating Activities
Net income (loss)	$28,771	$(11,005)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	16	31
Equity-based compensation	648	1,129
Equity loss	7,396	4,634
Other (income) loss	(40,639)	1,895
Changes in assets and liabilities, net of effect of acquisitions:
Prepaid expenses and other assets	109	457
Accounts payable	17	(3)
Accrued expenses	(58)	203
Accrued compensation and benefits	(1,694)	(2,150)

Cash provided by (used in) operating activities	(5,434)	(4,809)
Investing Activities
Capital expenditures, net	(33)	(5)
Change in restricted cash	—	(3,585)
Proceeds from sales of marketable securities	41,027	604
Proceeds from sales of ownership interests in partner companies	102	958
Acquisitions of ownership interests in partner companies, net	(350)	(4,026)

Cash provided by (used in) investing activities	40,746	(6,054)
Financing Activities
Purchase of treasury stock	—	(370)

Cash provided by (used in) financing activities	—	(370)

Net increase (decrease) in cash and cash equivalents	35,312	(11,233)
Cash and cash equivalents at beginning of period	29,443	73,208

Cash and cash equivalents at end of period	$64,755	$61,975

9. Equity-Based Compensation
Equity-based compensation for the three months ended March 31, 2010 and 2009 is primarily included in “Selling, general and administrative” on the Company’s Consolidated Statements of Operations for their respective periods. The following table provides additional information related to the Company’s equity-based compensation:

				Weighted Average Years
			Unrecognized	Remaining of Equity-
	Three Months Ended		Equity-Based	Based Compensation
	March 31,		Compensation at	Expense at March 31,
	2010	2009	March 31, 2010	2010
	(in thousands, except weighted average years)
SARs*	$514	$993	$6,766	3.7
Stock Options	—	3	1	2.7
Restricted Stock	38	18	387	3.3
DSUs**	46	65	222	0.9

Equity-Based Compensation	$598	$1,079	$7,376
Equity-Based Compensation for Consolidated Partner Companies	139	219	1,538	3.1

Equity-Based Compensation	$737	$1,298	$8,914

*	Stock Appreciation Rights (“SARs”)

**	Deferred Stock Units (“DSUs”)

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9. Equity-Based Compensation — (Continued)
SARs
SARs represent the right of the holder to receive, upon exercise of each SAR, shares of Common Stock equal to the amount by which the fair market value of a share of common stock on the date of exercise of the SAR exceeds the base price of the SAR. During the three months ended March 31, 2010, the Company granted 1,381,940 SARs to employees at a weighted-average base price of $6.74 per share and a weighted-average fair value of $4.07 per share. There were no SAR grants during the three months ended March 31, 2009. There were 5,352,310 and 3,970,370 SARs outstanding at March 31, 2010 and December 31, 2009, respectively. The aggregate intrinsic value of the SARs outstanding at March 31, 2010 and December, 31, 2009 was $6.1 million and $0, respectively.
SARs Fair Value Assumptions
The following assumptions were used to determine the fair value of SARs granted to employees by the Company:

	Three Months Ended March 31,
	2010	2009
Expected volatility	60%	—
Average expected life of SAR	2.75-6.25 years	—
Risk-free interest rate	1.55-2.92%	—
Dividend yield	0.0%	—
The Company estimates the grant date fair value of SARs using the Black-Scholes option-pricing model, which requires the input of highly subjective assumptions. These assumptions include estimating the expected life of the award and the estimated volatility of our stock price over the expected term. Expected volatility is based on historical volatility of our Common Stock over the period commensurate with the expected term of the award. The expected term calculation for SARs granted is based on an average of the SAR vest term and the life of the award. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for an instrument with a maturity that is commensurate with the expected term of the award. Changes in these assumptions, the estimated forfeitures and the requisite service period can materially affect the amount of equity-based compensation recognized in the Company’s Consolidated Statements of Operations.
Stock Options
The fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model. Stock options generally vest over four years. During the three months ended March 31, 2010, 1,948 stock options expired. There were no stock options granted during the three months ended March 31, 2010 or 2009. There were 527,456 and 529,404 stock options outstanding as of March 31, 2010 and December 31, 2009, respectively.
Restricted Stock
During the three months ended March 31, 2010, the Company granted 25,000 shares of restricted stock to certain employees, which vest over four years. These restricted stock awards were valued at $0.2 million. There were no restricted stock awards granted during the three months ended March 31, 2009. There were 59,525 and 34,525 restricted stock awards outstanding at March 31, 2010 and December 31, 2009, respectively.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9. Equity-Based Compensation — (Continued)
DSUs
During the three months ended March 31, 2010, the Company issued 36,000 DSUs to the Company’s non-management directors under the Non-Management Director Compensation Plan that will vest in the first quarter of 2011. These DSUs were valued at $0.2 million. During the three months ended March 31, 2009, the Company issued 36,000 DSUs to the Company’s non-management directors under the Non-management Director Compensation Plan that vested during the three months ended March 31, 2010. These DSUs were valued at $0.1 million.
During the three months ended March 31, 2010 and 2009, the Company issued 7,364 DSUs and 8,803 DSUs, respectively, to the Company’s non-management directors in lieu of cash, payable to those directors for services provided to the Company’s Board of Directors and its committees. These DSUs vested immediately. The expense of $0.1 million for each of the three months ended March 31, 2010 and 2009 associated with the quarterly grants for service is included in “Selling, general and administrative” on the Company’s Consolidated Statements of Operations but is not included in the “Equity-Based Compensation” table above.
10. Other Income (Loss)
Other Income (Loss), net
Other income (loss), net consists of the effect of transactions and other events relating to the Company’s ownership interests in its partner companies and its operations in general.

	Three Months Ended
	March 31,
	2010	2009
	(in thousands)
Gain on sale of Creditex (Note 3)	$5,053	$430
Unrealized gain (loss) on mark-to-market of hedges (Note 4)	702	(3,451)
Gains on sales/distributions of ownership interests in partner companies	102	958
Realized gains on marketable securities (Note 4)	34,835	174
Dilution loss on GoIndustry (Note 3)	(67)	—
Other	14	(6)

	$40,639	$(1,895)
Total other income (loss) for consolidated partner companies	(343)	(352)

	$40,296	$(2,247)

During the three months ended March 31, 2010 and 2009, the Company recorded gains of $0.1 million and $1.0 million, respectively, related to distributions of various ownership interests in former partner companies. These gains are included in “Gains on sales/distributions of ownership interests in partner companies” in the above table.
During each of the three months ended March 31, 2010 and 2009, ICG Commerce recorded foreign currency losses of approximately $0.3 million related to changes in exchange rates associated with its operations in the United Kingdom and Europe.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11. Income Taxes
The Company, InvestorForce and GovDelivery join in filing a consolidated federal income tax return. As a result of a change in ownership of the Company under Internal Revenue Code Section 382 that occurred in 2004, its net operating loss carryforwards, capital loss carryforwards and certain other deferred tax assets are subject to an annual limitation. The annual limitation on the utilization of these carryforwards is approximately $14.5 million. This annual limitation can be carried forward if it is not used. The Company did not use the limitation in 2009; therefore, the amount available for 2010 is $29 million. Together, excluding the results for the three months ended March 31, 2010, the Company and InvestorForce have $217.8 million available for these carryforwards. These losses expire in varying amounts between 2010 and 2023. Additionally, the Company and InvestorForce have $25.4 million of net operating loss carryforwards and $3.0 million of capital loss carryforwards that are not subject to the Section 382 annual limitation. The net operating losses expire between 2026 and 2029 and the capital losses expire in 2014.
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
ICG Commerce files its own consolidated federal income tax return, separate from the Company. Due to ICG Commerce’s prior equity transactions, it experienced a change in ownership under Internal Revenue Code Section 382 in 2003. As a result, its net operating loss carryforwards are subject to an annual limitation. Based on an Internal Revenue Code Section 382 study completed in early 2010, and excluding ICG Commerce’s results for the three months ended March 31, 2010, approximately $74.0 million of net operating loss carryforwards are expected to be available to ICG Commerce between December 31, 2009 and December 31, 2023. The annual limitation ICG Commerce has on the utilization of its net operating losses is $3.1 million per year. The amount available in 2010 is $34.1 million.
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
ICG Commerce recorded tax expense of $0.6 million for the three months ended March 31, 2010, representing an effective tax rate of 38.3%. This rate differs from the federal rate of 35% due to foreign and state taxes.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12. Net Income (Loss) per Share
The calculations of net income (loss) per share were:

	Three Months Ended
	March 31,
	2010	2009
	(in thousands, except
	shares and per share data)
Basic and Diluted:
Net income (loss) attributable to Internet Capital Group, Inc.	$28,771	$(11,005)

Basic:
Net income (loss) attributable to Internet Capital Group, Inc. per share	$0.79	$(0.30)

Diluted:
Net income (loss) attributable to Internet Capital Group, Inc. per share	$0.79	$(0.30)

Shares used in computation of basic income (loss) per share	36,305,224	36,676,466
Stock options	36,079	—
Restricted stock	3,704	—
DSUs	—	—
SARs	522	—

Shares used in computation of diluted income (loss) per share	36,345,529	33,676,466

The following dilutive securities were not included in the computation of diluted net loss per share because their effect would have been anti-dilutive:

		Weighted Average
	Shares	Price Per Share

Three Months Ended March 31, 2010
SARs	5,339,310	$7.41
Stock options	404,782	$36.15
Restricted stock	33,025	$—
DSUs	36,000	$—

Three Months Ended March 31, 2009
SARs	3,870,370	$7.65
Stock options	604,204	$36.58
Restricted stock	17,300	$—
DSUs	36,000	$—

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
13. Comprehensive Income (Loss)
Comprehensive income (loss) is the change in equity of a business enterprise during a period resulting from transactions and other events and circumstances from non-owner sources. Excluding net loss, the Company’s primary source of comprehensive loss is net unrealized holding gains (losses) related to its marketable securities. The following table summarizes the components of comprehensive loss:

	Three Months Ended
	March 31,
	2010	2009
	(in thousands)

Net Income (loss)	$29,145	$(10,613)
Other comprehensive income (loss):
Unrealized holding gains (losses) in marketable securities	(2,701)	12,224
Reclassification adjustments/realized net gains on marketable securities	(35,017)	(174)
Other accumulated other comprehensive income (loss)	38	15

Comprehensive income (loss)	$(8,535)	$1,452
Less: Comprehensive income attributable to the noncontrolling interest	338	377

Comprehensive income (loss) attributable to Internet Capital Group, Inc.	$(8,873)	$1,075

14. Share Repurchase Program
In accordance with the Company’s share repurchase program, the Company may repurchase, from time to time, up to $25.0 million of shares of Common Stock in the open market, in privately negotiated transactions or pursuant to trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act. Since commencement of this program, the Company has repurchased a total of 2,440,400 shares of Common Stock at an average purchase price of $4.89 per share. The Company has not made any repurchases of Common Stock during the three months ended March 31, 2010. The Company repurchased a total of 92,242 shares of Common Stock at an average purchase price of $3.97 per share during the three months ended March 31, 2009. All repurchases are reflected in “Treasury stock, at cost” as a reduction of Stockholders’ Equity on the Company’s Consolidated Balance Sheets in the relevant period.

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
Executive Summary
We focus on acquiring and building SaaS, technology-enabled BPO and Internet marketing companies that improve the productivity and efficiency of their business customers. We call these companies our “partner companies.” As of March 31, 2010 and the date of this Report, we hold ownership interests in 13 companies that we consider our partner companies. Additionally, from time to time we hold marketable securities in other companies, which, including amounts held in escrow, as of March 31, 2010 and the date of this Report, consist of Blackboard common stock and ICE common stock. The results of operations of our partner companies are reported within two segments: the “core” reporting segment and the “venture” reporting segment. The core reporting segment includes those consolidated and equity method partner companies in which ICG owns a principal controlling equity voting interest (53% on average as of March 31, 2010) and in which ICG’s management takes a very active role in providing strategic direction and management assistance. We expect to devote relatively large initial amounts of capital to acquire our core partner companies. The venture reporting segment includes partner companies in which we generally devote less capital than we do to our core companies and, therefore, in which we hold relatively smaller ownership stakes than we do in our core companies (24% on average as of March 31, 2010) and have less influence over their strategic direction and management decisions than we do over those of our core companies.
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

Because we own significant interests in SaaS, technology-enabled BPO and Internet marketing companies, many of which have generated net losses, we have experienced, and expect to continue to experience, significant volatility in our quarterly results. While many of our partner companies have consistently reported losses, we have recorded net income in certain periods and experienced significant volatility from period-to-period due to infrequently occurring transactions and other events relating to our ownership interests in partner companies. These transactions and events are described in more detail in our Notes to Consolidated Financial Statements included hereto and include dispositions of, changes to and impairment of our partner company ownership interests and dispositions of our holdings of marketable securities.
Liquidity and Capital Resources
The following table summarizes our and our consolidated subsidiaries’ cash and cash equivalents, restricted cash, and marketable securities as of March 31, 2010 and December 31, 2009:

	March 31, 2010			December 31, 2009
		Consolidated			Consolidated
	Corporate	Subsidiaries	Total	Corporate	Subsidiaries	Total
	(in thousands)
Cash and cash equivalents	$64,755	$19,961	$84,716	$29,443	$26,038	$55,481
Restricted cash	—	71	71	—	47	47

	$64,755	$20,032	$84,787	$29,443	$26,085	$55,528

Marketable securities (1)	$34,811	$—	$34,811	$72,965	$—	$72,965

(1)
Includes a contributing asset of $0.2 million and an offsetting liability of $0.5 million at March 31, 2010 and December 31, 2009, respectively, related to derivative instruments associated with the Company’s marketable securities.

Subsequent to the quarter ended March 31, 2010, we acquired an additional equity voting interest in ICG Commerce from an existing stockholder of ICG Commerce for aggregate cash consideration of approximately $35.3 million. If this acquisition had occurred immediately prior to the end of the quarter ended March 31, 2010, our and our consolidated subsidiaries’ total cash and cash equivalents at March 31, 2010 would have been $49.5 million.
We intend to offer to purchase the remaining approximately 5% of ICG Commerce’s voting shares from the holders thereof (other than ICG Commerce employees and the other holders of ICG Commerce’s Series F Preferred Stock), including certain holders who are our direct or indirect affiliates, at prices based on the same valuation of ICG Commerce’s equity interests used to determine the purchase price in the acquisition described above. If we acquire all such shares at such valuation, the aggregate purchase price for such shares would be approximately $15.0 million.
We believe existing cash and cash equivalents and proceeds from the potential sales of all or a portion of our interests in certain marketable securities and partner companies to be sufficient to fund our cash requirements for the foreseeable future, including any future commitments to partner companies, debt obligations and general operating requirements. As of the date of this filing, we were not obligated for any material funding and guarantee commitments to existing partner companies. We will continue to evaluate acquisition opportunities and may acquire additional ownership interests in new and existing partner companies during 2010; however, such acquisitions will generally be made at our discretion.
GovDelivery, ICG Commerce and InvestorForce have funded their operations through a combination of cash flow from operations, borrowings and equity issuances. GovDelivery and ICG Commerce expect that existing cash balances and cash flow from operations will be sufficient to fund their respective operations through 2010, while InvestorForce is likely to require additional borrowings and/or equity issuances to fund its operations through 2010.
Our consolidated working capital increased $37.2 million from December 31, 2009 to March 31, 2010, primarily due to an increase in cash related to sales of Blackboard common stock.

Summary of Statements of Cash Flows

	Three Months Ended
	March 31,
	2010	2009
	(in thousands)
Cash provided by (used in) operating activities	$(10,355)	$(7,239)
Cash provided by (used in) investing activities	$39,968	$(5,164)
Cash provided by (used in) financing activities	$(263)	$(480)
Cash used in operating activities during the three months ended March 31, 2010 increased $3.1 million, from $7.2 million during the three months ended March 31, 2009 to $10.3 million during the three months ended March 31, 2010. The increase is primarily related to an increase in net income driven by the sale of Blackboard common stock included in “Other (income) loss” in our Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and net changes in working capital components of $2.3 million from the three months ended March 31, 2009 to the three months ended March 31, 2010.
The change from cash used in investing activities of $5.2 million for the three months ended March 31, 2009 to cash provided by investing activities of $40.0 million during the three months ended March 31, 2010, was related primarily to fewer cash proceeds received from sales of marketable securities during the three months ended March 31, 2009 as compared to the three months ended March 31, 2010.
The decrease in cash used in financing activities from $0.5 million for the three months ended March 31, 2009 to $0.3 million for the three months ended March 31, 2010 is the result of stock repurchases of $0.4 million during 2009. We did not repurchase any common stock during the three months ended March 31, 2010. This change was offset by an increase in repayments of capital lease obligations during the three months ended March 31, 2010 as compared to the 2009 period.
We and our consolidated subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. We do not expect the ultimate liability with respect to these actions to materially affect our financial position or cash flows.
Contractual Cash Obligations and Commercial Commitments
We had no material changes to contractual cash obligations and commercial commitments for the three months ended March 31, 2010.
Off-Balance Sheet Arrangements
We are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Our Partner Companies
As of March 31, 2010, we owned interests in 13 partner companies that are categorized below based on segment and method of accounting.

CORE PARTNER COMPANIES (% Voting Interest)
Consolidated	Equity	Cost
GovDelivery (89%)	Channel Intelligence (50%)(1)	(none)
ICG Commerce (64%)	Freeborders (31%)
InvestorForce (80%)	Metastorm (33%)
StarCite (36%)
WhiteFence (36%)

VENTURE COMPANIES (% Voting Interest)
Consolidated	Equity	Cost
(none)	Acquirgy (25%)	Anthem (9%)
ClickEquations (33%)
GoIndustry (26%)(2)
SeaPass (26%)

(1)
Our ownership percentage is rounded up to 50%. We do not consolidate Channel Intelligence since we do not own a majority interest in the partner company, and additional factors support that we do not exert control over Channel Intelligence. See Note 3, “Ownership Interests in Partner Companies, Goodwill and Intangibles, net,” to our Consolidated Financial Statements.

(2)
As of March 31, 2010 and May 3, 2010, we owned 254,674,377 shares, or approximately 26% of the voting securities, of GoIndustry. GoIndustry’s common stock is traded on the AIM market of the London Stock Exchange under ticker symbol GOI. See Note 3 – “Ownership Interests in Partner Companies and Goodwill” to our Consolidated Financial Statements.

Subsequent to the quarter ended March 31, 2010, we acquired an additional 12% equity voting interest in ICG Commerce from an existing stockholder of ICG Commerce (the “Selling Stockholder”) for aggregate cash consideration of approximately $35.3 million. As a result of this acquisition, which was consummated on May 5, 2010, we increased our voting ownership interest in ICG Commerce from 64% to 76%.
Certain of our officers and directors own limited partnership interests in the Selling Stockholder, a private equity fund. Collectively, these interests represent less than 2% of the outstanding partnership interests of the Selling Stockholder.
We intend to offer to purchase the remaining approximately 5% of ICG Commerce’s voting shares from the holders thereof (other than ICG Commerce employees and the other holders of ICG Commerce’s Series F Preferred Stock), including certain holders who are our direct or indirect affiliates, at prices based on the same valuation of ICG Commerce’s equity interests used to determine the purchase price in our acquisition of the Selling Stockholder’s shares of ICG Commerce.
Results of Operations
The following table summarizes the unaudited selected financial information related to our segments. Each segment includes the results of our consolidated partner companies and records our share of the earnings and losses of partner companies accounted for under the equity method of accounting. The partner companies included within the segments are consistent between periods with the exception of partner company acquisitions and dispositions that occurred during 2009. Core segment results for the three months ended March 31, 2010 include GovDelivery, which was acquired on December 31, 2009. Additionally, the venture segment for the three months ended March 31, 2010 includes results from Acquirgy and SeaPass, which were acquired during the second half of 2009. The core segment for the three months ended March 31, 2009 includes Vcommerce, which was a consolidated subsidiary from May 2008 through August 2009. The method of accounting for any particular partner company may change based on our ownership interest.
“Corporate” expenses represent the general and administrative expenses of our business operations, which include supporting the partner companies and operating as a public company. The “Total Segment” net loss does not include items such as gains on the disposition of partner company ownership interests and marketable securities holdings and impairment charges associated with partner companies, which are reflected in “Other” reconciling items in the information that follows.

Segment Information (in thousands)
			Total	Reconciling Items		Consolidated
	Core	Venture	Segment	Corporate	Other	Results

For the Three Months Ended March 31, 2010
Revenues	$26,294	$—	$26,294	$—	$—	$26,294
Net income (loss) attributable to Internet Capital Group, Inc.	$(2,929)	$(1,179)	$(4,108)	$(4,472)	$37,351	$28,771

For the Three Months Ended March 31, 2009
Revenues	$21,652	$—	$21,652	$—	$—	$21,652
Net income (loss) attributable to Internet Capital Group, Inc.	$(2,573)	$(1,125)	$(3,698)	$(4,476)	$(2,831)	$(11,005)

For the Three Months Ended March 31, 2010 and 2009
Results of Operations — Core Partner Companies
The following presentation includes the results of our consolidated core partner companies and our share of the results of our equity method core partner companies.

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Selected data:
Revenues	$26,294	$21,652

Cost of revenue	(16,932)	(13,205)
Selling, general and administrative	(6,195)	(4,616)
Research and development	(2,424)	(2,648)
Amortization of intangible assets	(364)	(77)
Impairment related and other	(72)	(30)

Operating expenses	(25,987)	(20,576)

Interest and other	(378)	(418)
Income tax (expense) benefit	(616)	53
Equity loss	(2,242)	(3,284)

Net loss	$(2,929)	$(2,573)

Revenue
Revenue increased $4.6 million from $21.7 million in the three months ended March 31, 2009 to $26.3 million in the three months ended March 31, 2010. This revenue increase was primarily driven by a 22% increase in revenues at ICG Commerce for the first quarter of 2010 from the comparable period in 2009 from new and existing customers, as well as a 49% increase in revenues at InvestorForce for the three months ended March 31, 2010 compared to the 2009 period. Revenues related to GovDelivery in the three months ended March 31, 2010 were consistent with revenues reported by Vcommerce for the three months ended March 31, 2009.
Operating Expenses
Operating expenses increased $5.4 million, from $20.6 million in the three months ended March 31, 2009, to $26.0 million in the three months ended March 31, 2010. This primarily relates to an increase in cost of revenues and selling, general and administrative expenses. These costs at ICG Commerce increased 30% from the 2009 period primarily due to an increase in headcount needed to service new customers and an increase in professional service fees in the three months ended March 31, 2010.

Equity Loss
A portion of our net results from our core partner companies is derived from those partner companies in which we hold a substantial minority ownership interest. Our share of the income or losses of these companies is recorded in our Consolidated Statement of Operations under “Equity loss.”

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Selected data:
Total revenues	$44,745	$46,181

Total net loss	$(4,636)	$(7,917)

Our share of total net loss	$(1,702)	$(2,831)
Amortization of intangible assets	(540)	(453)

Equity loss	$(2,242)	$(3,284)

Revenue from our core partner companies accounted for under the equity method of accounting decreased from $46.2 million during the three months ended March 31, 2009 to $44.7 million during the three months ended March 31, 2010, a decrease of $1.5 million, primarily due to decreases in revenue at Freeborders, StarCite and WhiteFence. These decreases were driven by the difficult macroeconomic conditions our core partner companies experienced during 2009 that continue into 2010. Despite the decrease in revenue, aggregate net results at our equity method core companies improved from the three months ended March 31, 2009 to the comparable period in 2010 due to improved cost management, resulting in a decrease in our share of this aggregate net loss.
Results of Operations — Venture Partner Companies
The following presentation includes our share of the results of our equity method venture partner companies. There are currently no consolidated partner companies that we consider to be part of our venture reporting segment. Accordingly, our share of the results of our venture partner companies is recorded in our Consolidated Statements of Operations under “Equity loss.”

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Selected data:
Our share of total net loss	$(1,012)	$(1,125)
Amortization of intangible assets	(167)	—

Equity loss	$(1,179)	$(1,125)

Equity income (loss) for the three months ended March 31, 2010 relates to our share of Acquirgy’s, ClickEquations’, GoIndustry’s and SeaPass’ results. Equity income (loss) for the three months ended March 31, 2009 relates to our share of GoIndustry’s and ClickEquations’ results.

Results of Operations — Reconciling Items
Corporate

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Selected data:
General and administrative	$(4,524)	$(4,600)
Interest income (expense), net	52	124

Net loss	$(4,472)	$(4,476)

General and Administrative
Our general and administrative expenses decreased $0.1 million for the three months ended March 31, 2010 from the comparable 2009 period, primarily related to a decrease in equity-based compensation, offset by an increase in employee-related expenses partially due to an increase in headcount.
Interest Income/Expense
The interest income (expense), net, decreased $0.1 million for the three months ended March 31, 2010 from the comparable 2009 period. This decrease is attributable to lower cash balances in the three months ended March 31, 2010 compared with the three months ended March 31, 2009.
Other

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Corporate other income (loss)	$40,639	$(1,895)
Impairment of GoIndustry (Venture)	(2,914)	(544)
Noncontrolling interest	(374)	(392)

Net income (loss)	$37,351	$(2,831)

Corporate Other Income (Loss), Net
Corporate other income in the three months ended March 31, 2010 of $40.6 million was the result of a $35.0 million gain on the sale of marketable securities, a $5.2 million gain related to distributions of ownership interests in partner companies and a gain of $0.7 million in the value of our Blackboard hedges during the quarter, offset by a loss of $0.2 million related to the termination of two Blackboard hedges during the period and a dilution loss of $0.1 million related to the issuance of common stock by GoIndustry as holdback consideration for a prior acquisition. Corporate other loss of $(1.9) million during the three months ended March 31, 2009 was primarily driven by the loss in the value of our Blackboard hedges during the period, offset by $1.4 million of gains related to distributions of ownership interests in partner companies and a $0.2 million gain on the sale of marketable securities.
Impairments
We recorded $2.9 million and $0.5 million of impairment charges related to our basis in GoIndustry during the three months ended March 31, 2010 and 2009, respectively, related to decreases in the fair market value of our equity holdings in GoIndustry.

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
GovDelivery revenues generally consist of nonrefundable set-up fees and monthly maintenance and hosting fees. These fees are deferred and recognized as the services are performed, which is typically over the service term. Costs related to performing set-up services are expensed as incurred. Revenue from labor law posters are recognized upon delivery provided a purchase order has been received, the price to the buyer is fixed or determinable and collectibility is reasonably assured. Revenues from update and subscription services for labor law posters are deferred and recognized ratably over the service term.
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
Fair Value Measurements
Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There are three levels of inputs that may be used to measure fair value. Our marketable securities are reported at fair value on our consolidated balance sheet based on quoted prices in active markets for identical or comparable assets.
Recent Accounting Pronouncements
In October 2009, the FASB issued accounting guidance related to revenue recognition for transactions with multiple deliverables, which impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. This guidance becomes effective for us on January 1, 2011. We are currently evaluating the effect this guidance will have on our consolidated financial statements.
In October 2009, the FASB issued accounting guidance related to certain revenue arrangements that include software elements, which amends the scope of pre-existing software revenue guidance. This guidance becomes effective for us on January 1, 2011. We are currently evaluating the effect this guidance will have on our consolidated financial statements.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to equity price risks on the marketable portion of our equity securities. Our public holdings at March 31, 2010 include equity positions in companies in sectors that have experienced significant historical volatility in their stock prices. A 20% adverse change in equity prices, based on a sensitivity analysis of our public holdings as of March 31, 2010, would result in a decrease of approximately $7.1 million in the fair value of our public holdings. As of March 31, 2010 and May 3, 2010, the Company was party to cashless collar contracts with various expiration dates in 2010 to hedge 375,000 shares of its total holdings of 831,866 shares and 703,094 shares, respectively, of Blackboard common stock at weighted average minimum and maximum prices per share of $28.49 and $63.99, respectively. Each of these contracts limits the Company’s exposure to price declines in the underlying equity securities. Additionally, each of these contracts limits the Company’s maximum benefits from price increases in the underlying equity securities.
ICG Commerce conducts a portion of its business in foreign currencies, primarily those of European countries and may utilize derivative financial instruments, specifically fair value hedges, to manage foreign currency risks. In accordance with GAAP, gains and losses related to fair value hedges are recognized in income along with adjustments of carrying amounts of the hedged items. Therefore, its put option is marked to market, and unrealized gains and losses are included in current period net income. These options provide a predetermined rate of exchange at the time the option is purchased and allows ICG Commerce to minimize the risk of currency fluctuations. In determining the use of its put option, ICG Commerce considers the amount of sales and purchases made in local currencies, the type of currency and the costs associated with the contracts. During the three months ended March 31, 2010, ICG Commerce purchased a put option to mitigate the risk of currency fluctuations at ICG Commerce’s operations in the United Kingdom. This option is net settled quarterly, resulting in an immaterial loss for the current quarter.
Cash and cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates fair value due to the short-term maturity of these instruments. Marketable securities are carried at fair value.

ITEM 4.	Controls and Procedures
Controls and Procedures
Management’s Quarterly Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered in this Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this Report, our disclosure controls and procedures have been designed and are effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding require disclosure.
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
The appeals referenced in the November 6, 2009 notices of appeal have been docketed in the Court of Appeals for the Second Circuit, but no briefing schedule has been set and at least one of the appealing class members has stated that no briefing is possible at the present time. By order dated April 7, 2010, the District Court directed that the appealing class members identify the specific class, by company, to which they purport to belong. The District Court’s order further directed the clerk of the court to enter the appealing class members’ notices of appeal only in those cases as to which the appealing class members identify themselves as members of the class certified. No such notice of appeal has been entered in the action against the Company. Separately, on April 16, 2010, liaison counsel for the plaintiffs in the coordinated class action proceedings filed a motion in the District Court seeking an order requiring the appellant class members to post a bond as a condition of pursuing their appeals from the October 5, 2009 order approving the global settlement. Briefing on the motion to impose a bond is not concluded.

ITEM 1A.	Risk Factors
In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes with respect to the Company’s risk factors previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2009.

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

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased as	That May Yet
	Total Number	Average	Part of Publicly	Be Purchased
	of Shares	Price Paid	Announced	Under the
Monthly Period	Purchased(1)	per Share(2)	Program(1)	Program

Repurchased as of 12/31/09	2,440,400	$4.89	2,440,400	$13.1 million
1/1/10 to 1/31/10	0	—	0	$13.1 million
2/1/10 to 2/28/10	0	—	0	$13.1 million
3/1/10 to 3/31/10	0	—	0	$13.1 million
4/1/10 to 4/30/10	0	—	0	$13.1 million
5/1/10 to 5/7/10	0	—	0	$13.1 million

Total	2,440,400	$4.89	2,440,400	$13.1 million

(1)	All shares purchased in open market transactions.

(2)	Average price paid per share excludes commissions.

ITEM 3.	Defaults Upon Senior Securities
None.

ITEM 4.	(Removed and Reserved)

ITEM 5.	Other Information
None.

ITEM 6.	Exhibits
Exhibit Index

Exhibit Number	Document

11.1	Statement Regarding Computation of Per Share Earnings (included herein at Note 12 “Net Income (Loss) per Share” to the Consolidated Financial Statements).

31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

32.2	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

SIGNATURES
Pursuant to the requirements of the Security Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 7, 2010	INTERNET CAPITAL GROUP, INC.
	By:	/s/ R. Kirk Morgan
		Name:	R. Kirk Morgan
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)