Form 10-K/A
period 2009-12-31
INTERNET CAPITAL GROUP INC
filed 2010-06-03
CIK 1085621

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

EXPLANATORY NOTE REGARDING THIS FORM 10-K/A
In accordance with Exchange Act Rule 12b-15, Internet Capital Group, Inc. (the “Registrant”) is filing this Amendment No. 2 to its Annual Report on Form 10-K for the year ended December 31, 2009, which was initially filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2010 (the “Initial Filing”) and was amended and restated by Amendment No. 1 to the Initial Filing, which was filed with the SEC on March 22, 2010 (the “Amended Filing”). The purpose of this Amendment is to include audited financial statements of GoIndustry-DoveBid plc (“GoIndustry”), a subsidiary of the Registrant accounted for under the equity method, with respect to the years ended December 31, 2009, 2008 and 2007 that were not available at the time of the Initial Filing or the Amended Filing, along with related materials.
This Amendment No. 2 amends Part IV, Item 15, “Exhibits and Financial Statement Schedules,” to reflect (1) the inclusion of the consolidated financial statements of GoIndustry as Exhibit 99.3 hereto, (2) the inclusion of the Consent of Baker Tilly UK Audit LLP regarding the consolidated financial statements of GoIndustry as Exhibit 23.4 hereto and (3) the inclusion of updated certifications from the Registrant’s principal executive officer and principal financial officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended. This Form 10-K/A restates the Amended Filing in its entirety by presenting these amended items.
Except for the amended information referred to above, this Form 10-K/A continues to describe conditions as of the date of the Initial Filing, and the Registrant has not modified or updated any other disclosures presented in the Initial Filing or the Amended Filing. Accordingly, except as specifically referenced herein, this Amendment No. 2 does not restate the Registrant’s financial statements previously filed in the Initial Filing or the Amended Filing, does not reflect events occurring after the filing of the Initial Filing or the Amended Filing and does not modify or update those disclosures in the Initial Filing or the Amended Filing affected by subsequent events. Information not affected by this Amendment No. 2 is unchanged and reflects the disclosures made at the time of the Amended Filing.

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

14.1	Internet Capital Group Corporate Code of Conduct (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed March 4, 2009 (File No. 001-16249)).

21.1	Subsidiaries of Internet Capital Group, Inc. **

23.1	Consent of KPMG LLP. **

23.2	Consent of Grant Thornton LLP/Metastorm Inc. **

23.3	Consent of KPMG LLP/StarCite, Inc. ***

23.4	Consent of Baker Tilly UK Audit LLP/GoIndustry-DoveBid plc (filed herewith).

31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	Consolidated Financial Statements of Metastorm Inc. **

99.2	Consolidated Financial Statements of StarCite, Inc. ***

99.3	Consolidated Financial Statements of GoIndustry-DoveBid plc (filed herewith).

*	Management contract or compensatory plan or arrangement

**	Filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (filed on March 16, 2010)

***	Filed with the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2009 (filed on March 22, 2010)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Security Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 3, 2010	INTERNET CAPITAL GROUP, INC.
	By:	/s/ R. KIRK MORGAN
		Name:	R. Kirk Morgan
		Title:	Chief Financial Officer
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