Form 10-Q
period 2010-06-30
INTERNET CAPITAL GROUP INC
filed 2010-08-05
CIK 1085621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2010.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Company’s Common Stock, $0.001 par value per share, outstanding as of August 2, 2010 was 36,444,195 shares.

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
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed by us with the U.S. Securities and Exchange Commission (the “SEC”) pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are accessible free of charge through our website as soon as reasonably practicable after we electronically file those documents with, or otherwise furnish them to, the SEC.
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
Factors that could cause our actual results, levels of activity, performance or achievements to differ materially from those anticipated in forward-looking statements include, but are not limited to:
•	economic conditions generally;

•	capital spending by our partner companies’ customers;

•	our partner companies’ collective ability to compete successfully against their respective competitors;

•	rapid developments in the respective markets in which our partner companies operate and our partner companies’ collective ability to respond to such changes in a timely and effective manner;

•	our ability to deploy capital effectively and on acceptable terms;

•	our ability to maximize value in connection with divestitures;

•	our ability to retain key personnel; and

•	our ability to have continued access to capital and to manage capital resources effectively.
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
Our Partner Companies
The results of operations of our partner companies are reported within two segments: the “core” reporting segment and the “venture” (formerly “other holdings”) reporting segment. The core reporting segment includes those partner companies accounted for under the consolidation and equity methods in which ICG owns a principal controlling equity voting interest (54% on average as of June 30, 2010) and in which ICG’s management takes a very active role in providing strategic direction and management assistance. We expect to devote relatively large initial amounts of capital to acquire our core partner companies. The venture reporting segment includes partner companies to which we generally devote less capital than we do to our core companies and, therefore, in which we hold relatively smaller ownership stakes than we do in our core companies (28% on average as of June 30, 2010) and have less influence over their strategic direction and management decisions than we do over those of our core companies.

At June 30, 2010, our consolidated core partner companies consisted of:
GovDelivery Holdings, Inc. (“GovDelivery”)
GovDelivery is a provider of government-to-citizen communication solutions. GovDelivery’s digital subscription management software as a service (SaaS) platform enables government organizations to provide citizens with access to relevant information by delivering new information through e-mail, mobile text alerts, RSS and social media channels from U.S. and U.K. government entities at the national, state and local levels.
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
At June 30, 2010, our equity method core partner companies consisted of:
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
Freeborders, Inc. (“Freeborders”)
Freeborders is a provider of technology solutions and outsourcing from China. Freeborders provides industry expertise to North American and European companies specializing in financial services, technology, retail/consumer goods, manufacturing and transportation and logistics. Freeborders’ offerings help companies seeking cost-effective technology solutions.
Metastorm Inc. (“Metastorm”)
Metastorm is a software and service provider of enterprise architecture modeling, business process analysis and business process management software for commercial enterprises and federal and state government organizations. Metastorm’s comprehensive suite of software products enables customers to understand, analyze, automate and continually improve their business processes.

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
At June 30, 2010, our venture partner companies consisted of:
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
SeaPass Solutions Inc. (“SeaPass”)
SeaPass develops and markets processing solutions that enable insurance carriers, agents and brokers to transmit and receive data in real time by leveraging existing systems to interact automatically. The company’s technology allows access to information in real time, which increases efficiency across all lines of the insurance business.

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements
INTERNET CAPITAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
	(in thousands, except per share data)
Assets
Current Assets
Cash and cash equivalents	$80,757	$55,481
Restricted cash	54	47
Accounts receivable, net of allowance ($599-2010; $590-2009)	21,306	19,411
Deferred tax assets	8,114	8,147
Income tax receivable	6,422	11,071
Prepaid expenses and other current assets	1,947	2,183

Total current assets	118,600	96,340
Marketable securities	9,333	73,512
Hedges of marketable securities	185	—
Fixed assets, net of accumulated depreciation and amortization ($13,365-2010; $12,086-2009)	4,989	4,177
Ownership interests in partner companies	87,201	97,777
Goodwill	20,588	20,588
Intangibles, net	15,612	15,940
Deferred tax assets	19,371	20,724
Other assets, net	1,046	1,029

Total Assets	$276,925	$330,087

Liabilities
Current Liabilities
Current maturities of long-term debt	$641	$381
Accounts payable	1,939	1,656
Accrued expenses	2,657	4,464
Accrued compensation and benefits	9,167	12,227
Deferred revenue	8,255	5,912

Total current liabilities	22,659	24,640
Long-term debt)	806	645
Hedges of marketable securities	—	547
Deferred revenue	—	83
Other	923	1,010

Total Liabilities	24,388	26,925

Equity
Internet Capital Group, Inc.’s Stockholders’ Equity
Preferred Stock, $0.01 par value; 10,000 shares authorized, none issued or outstanding	—	—
Common Stock, $0.001 par value; 2,000,000 shares authorized, 38,864 (2010) and 38,796 (2009) issued	39	39
Additional paid-in capital	3,547,532	3,573,347
Treasury Stock, at cost, 2,440 (2010) and 2,440 (2009) shares	(12,031)	(12,031)
Accumulated deficit	(3,307,356)	(3,351,888)
Accumulated other comprehensive income	9,033	71,198

Total Internet Capital Group, Inc.’s Stockholders’ Equity	237,217	280,665
Noncontrolling Interest	15,320	22,497

Total Equity	252,537	303,162

Total Liabilities and Equity	$276,925	$330,087

See accompanying Notes to Consolidated Financial Statements.

INTERNET CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands, except per share data)

Revenues	$27,377	$22,077	$53,671	$43,729

Operating expenses
Cost of revenue	17,892	14,598	34,824	27,803
Selling, general and administrative	11,011	9,158	21,730	18,374
Research and development	2,645	2,592	5,069	5,240
Amortization of intangible assets	364	77	728	154
Impairment related and other	96	3,790	168	3,820

Total operating expenses	32,008	30,215	62,519	55,391

	(4,631)	(8,138)	(8,848)	(11,662)
Other income (loss), net	24,627	3,246	64,923	999
Interest income	138	98	199	240
Interest expense	(25)	(73)	(69)	(157)

Income (loss) before income taxes, equity loss and noncontrolling interest	20,109	(4,867)	56,205	(10,580)
Income tax (expense) benefit	411	(421)	(205)	(368)
Equity loss	(4,580)	(2,924)	(10,915)	(7,877)

Net income (loss)	15,940	(8,212)	45,085	(18,825)
Less: Net income attributable to the noncontrolling interest	179	337	553	729

Net income (loss) attributable to Internet Capital Group, Inc.	$15,761	$(8,549)	$44,532	$(19,554)

Basic income (loss) per share:
Net income (loss) attributable to Internet Capital Group, Inc.	$0.43	$(0.23)	$1.23	$(0.53)

Shares used in computation of basic income (loss) per share	36,346	36,666	36,326	36,671

Diluted income (loss) per share:
Net income (loss) attributable to Internet Capital Group, Inc.	$0.43	$(0.23)	$1.22	$(0.53)

Shares used in computation of diluted income (loss) per share	37,074	36,666	36,518	36,671

See accompanying Notes to Consolidated Financial Statements.

INTERNET CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2010	2009
	(in thousands)
Operating Activities
Net income (loss)	$45,085	$(18,825)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	1,895	948
Impairment related and other	168	3,820
Equity-based compensation	1,703	2,595
Equity loss	10,915	7,877
Other (income) loss	(64,913)	(1,053)
Deferred income taxes	1,386	—
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(2,039)	1,657
Tax receivable	4,649	—
Prepaid expenses and other assets	225	765
Accounts payable	283	(204)
Accrued expenses	(1,982)	(1,756)
Accrued compensation and benefits	(3,129)	(1,481)
Deferred revenue	2,261	(1,844)
Other liabilities	(79)	(18)

Cash flows provided by (used in) operating activities	(3,572)	(7,519)
Investing Activities
Capital expenditures, net	(1,815)	(1,755)
Advanced deposits for acquisition of fixed assets	26	(205)
Change in restricted cash	(7)	7
Proceeds from sales of marketable securities	64,866	604
Proceeds from sales of partner company ownership interests	1,836	2,177
Acquisitions of ownership interests in partner companies	(434)	(5,545)

Cash flows provided by (used in) investing activities	64,472	(4,717)
Financing Activities
Acquisition of noncontrolling interest in subsidiary equity	(35,253)	—
Long-term debt and capital lease obligations, net	(147)	(87)
Purchase of treasury stock	—	(370)
Other financing activities	6	(67)

Cash flows provided by (used in) financing activities	(35,394)	(524)
Net increase (decrease) in Cash and Cash Equivalents	25,506	(12,760)
Effect of exchange rates on cash	(230)	427
Cash and Cash Equivalents at beginning of period	55,481	89,295

Cash and Cash Equivalents at the end of period	$80,757	$76,962

Supplemental noncash investing activities:
A capital lease obligation of $0.6 million was incurred when ICG Commerce entered into a lease for computer software during 2010.
See accompanying Notes to Consolidated Financial Statements.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. The Company
Description of the Company
Internet Capital Group, Inc. (the “Company”) acquires and builds SaaS, technology-enabled business process outsourcing (BPO) and Internet marketing companies that improve the productivity and efficiency of their business customers. Founded in 1996, the Company devotes its expertise and capital to maximizing the success of these companies.
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
2. Significant Accounting Policies
Basis of Presentation
The accompanying Consolidated Financial Statements are unaudited and, in the opinion of management, include all adjustments consisting only of normal and recurring adjustments necessary for a fair presentation of the results for these interim periods. These Consolidated Financial Statements should be read in connection with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Results of operations for the three-and six-month periods ended June 30, 2010 are not necessarily indicative of the results of operations expected for the full year.
The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. The Consolidated Financial Statements also include the following majority-owned subsidiaries for all or a portion of the periods indicated, each of which has been consolidated since the date the Company acquired majority voting control (collectively, the “Consolidated Subsidiaries”).
The Consolidated Balance Sheets include the financial position of GovDelivery, ICG Commerce and Investor Force at June 30, 2010 and December 31, 2009.
The Consolidated Statements of Operations include the results of the following majority-owned subsidiaries:

Three and Six Months Ended June 30,
2010	2009
GovDelivery (1)	ICG Commerce
ICG Commerce	InvestorForce
InvestorForce	Vcommerce (2)

(1)
On December 31, 2009, the Company acquired an 89% equity voting interest in GovDelivery. Accordingly, GovDelivery’s results have been included in the Company’s Consolidated Statement of Operations subsequent to that date. See Note 3, “Ownership Interests in Partner Companies, Goodwill and Intangibles, net.”

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
Consolidation. Partner companies in which the Company directly or indirectly owns more than 50% of the outstanding voting securities, and for which other stockholders do not possess the right to affect significant management decisions, are generally accounted for under the consolidation method of accounting. Under this method, a partner company’s balance sheet and results of operations are reflected within the Company’s Consolidated Financial Statements, and all significant intercompany accounts and transactions have been eliminated. Participation of other partner company stockholders in the net assets and in the earnings or losses of a consolidated partner company is reflected in the caption “Noncontrolling Interest” in the Company’s Consolidated Balance Sheets and Statements of Operations. Noncontrolling interest adjusts the Company’s consolidated results of operations to reflect only the Company’s share of the earnings or losses of the consolidated partner company. The results of operations and cash flows of a consolidated partner company are generally included through the latest interim period in which the Company owned a greater than 50% direct or indirect voting interest for the entire interim period or otherwise exercised control over the partner company. Upon a reduction of the Company’s ownership interest to below 50% of the outstanding voting securities, the accounting method is generally adjusted to the equity or cost method of accounting, as appropriate, for subsequent periods.
Equity Method. Partner companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to a partner company depends on an evaluation of several factors, including, among others, representation on the partner company’s board of directors and equity ownership level, which is generally between a 20% and a 50% interest in the voting securities of the partner company, as well as voting rights associated with the Company’s holdings in common stock, preferred stock and other convertible instruments in the partner company. Under the equity method of accounting, a partner company’s accounts are not reflected within the Company’s Consolidated Balance Sheets and Statements of Operations. The Company’s share of the earnings or losses of the partner company, as well as any adjustments resulting from prior period finalizations of equity income/losses, are reflected in the caption “Equity loss” in the Company’s Consolidated Statements of Operations. For the three and six months ended June 30, 2010, those prior period finalizations are not material. The carrying values of the Company’s equity method partner companies are reflected in “Ownership interests in partner companies” in the Company’s Consolidated Balance Sheets.
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
Cost Method. Partner companies not accounted for under either the consolidation method or equity method of accounting are accounted for under the cost method of accounting. The Company’s share of the earnings or losses of cost method companies is not included in the Company’s Consolidated Balance Sheets or Consolidated Statements of Operations. However, cost method partner company impairment charges are recognized in the Company’s Consolidated Statements of Operations. If circumstances suggest that the value of the partner company has subsequently recovered, such recovery is not recorded.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. Significant Accounting Policies — (Continued)
When a cost method partner company qualifies for use of the equity method, the Company’s interest is adjusted retroactively for its share of the past results of its operations. Therefore, prior losses could significantly decrease the Company’s carrying value balance at the time of any such retroactive adjustment.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. These estimates include evaluation of the Company’s holdings in its partner companies, holdings in marketable securities, asset impairment, revenue recognition, income taxes and commitments and contingencies. These estimates and assumptions are based on management’s best judgments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, such as the current economic environment, that management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. Volatile equity markets and reductions in information technology spending have combined to increase the uncertainty inherent in such estimates and assumptions. It is reasonably possible that the Company’s accounting estimates with respect to the useful life of intangible assets and the ultimate recoverability of ownership interests in partner companies and goodwill could change in the near term and that the effect of such changes on the Company’s financial statements could be material. The Company believes the recorded amount of ownership interests in partner companies and goodwill is not impaired at June 30, 2010.
Ownership Interests in Partner Companies, Goodwill and Intangibles, net
The Company evaluates its equity method ownership interests in partner companies continuously to determine whether an other than temporary decline in the value of a partner company exists and should be recognized. The Company considers the achievement of business plan objectives and milestones, the fair value of each ownership interest in the partner company relative to carrying value, the financial condition and prospects of the partner company, and other relevant factors. The business plan objectives and milestones the Company considers include, among others, those related to financial performance, such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature, such as obtaining key business partnerships or the hiring of key employees. Impairment charges are determined by comparing the estimated fair value of our ownership interest in a partner company with its carrying value. Fair value is determined by using a combination of estimating the cash flows related to the relevant asset, including estimated proceeds on disposition, and an analysis of market price multiples of companies engaged in lines of business similar to the company being evaluated. For any partner companies listed on a public stock exchange, the Company compares the stock price of the partner company with its carrying value to determine whether impairment exists.
During the three months ended March 31, 2010 and 2009, the Company recorded impairment charges of $2.9 million and $0.5 million, respectively, due to declines in the fair value of the Company’s equity holdings in GoIndustry that the Company believes are other than temporary. These charges were recorded as reductions to the Company’s basis in GoIndustry during the relevant periods. Accordingly, impairment charges of $2.9 million and $0.5 million are included in “Equity loss” on the Company’s Consolidated Statements of Operations for the six months ended June 30, 2010 and 2009, respectively.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. Significant Accounting Policies — (Continued)
The Company tests goodwill for impairment annually during the fourth quarter of each year, or more frequently as conditions warrant, and intangible assets when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company is not aware of any impairment indicators related to goodwill or intangible assets as of June 30, 2010. The Company recorded $4.9 million of goodwill impairment charges associated with Vcommerce during the year ended December 31, 2009. Of this amount, $3.8 million and $1.1 million were recorded during the three months ended June 30, 2009 and the three months ended September 30, 2009, respectively, and included in “Impairment related and other” on the Company’s Consolidated Statement of Operations in the respective period.
At June 30, 2010, the Company’s carrying value of its ownership interests in partner companies totaled $87.2 million, goodwill totaled $20.6 million and intangibles, net totaled $15.6 million. At December 31, 2009, the Company’s carrying value of its ownership interests in partner companies totaled $97.8 million, goodwill totaled $20.6 million and intangibles, net totaled $15.9 million. See Note 3, “Ownership Interest in Partner Companies, Goodwill and Intangibles, net” for additional information regarding our ownership interests in partner companies, goodwill and net intangible assets, as well as related impairment charges.
Revenue Recognition
During the three and six months ended June 30, 2010, the Company’s consolidated revenues were attributable to ICG Commerce, GovDelivery and InvestorForce. During the three and six months ended June 30, 2009, the Company’s consolidated revenues were attributable to ICG Commerce, InvestorForce and Vcommerce.
ICG Commerce generates revenue from strategic sourcing and procurement outsourcing services. Procurement outsourcing services generally include a combination of services and technology designed to help companies achieve unit cost savings and process efficiencies. ICG Commerce earns fees for implementation services, start-up services, content and category management (which may include sourcing as described below), hosting fees, buying center management fees, and certain transaction fees. ICG Commerce estimates the total contract value under these arrangements and generally recognizes revenue under these arrangements, excluding transaction fees and gain-share fees, on a straight-line basis over the term of the contract, which approximates the life of the customer relationship. Additionally, performance-based fees are deferred until the contingency is achieved or it is determined from existing data and past experience that the savings will be achieved, and then generally recognized on a straight-line basis over the life of the contract, which approximates the life of the customer relationship. Sourcing programs are engagements in which ICG Commerce negotiates prices from certain suppliers on behalf of its customers in certain categories in which ICG Commerce has sourcing expertise. Under sourcing programs, either the customer pays a fixed-fee or a gain-share amount for use of the negotiated rates. In fixed-fee sourcing arrangements, revenue is recognized on a proportional performance basis, provided that there is no uncertainty as to ICG Commerce’s ability to fulfill its obligations under the contract or other services that are to be rendered under the contract.
GovDelivery revenues generally consist of nonrefundable setup fees and monthly maintenance and hosting fees. These fees are deferred and recognized as the services are performed, which is typically over the service term. Costs related to performing set-up services are expensed as incurred. Revenue from labor law posters are recognized upon delivery provided a purchase order has been received, the price to the buyer is fixed or determinable and collectibility is reasonably assured. Revenues from update and subscription services for labor law posters are deferred and recognized ratably over the service term.
Investor Force generates revenue from license fees earned in connection with hosted services, setup fees and support and maintenance fees. Hosted services primarily consist of data aggregation, performance calculation, real-time analysis and automated production of performance reports for the institutional investment community. Generally, a minimum quarterly base fee is charged for hosted services. These minimum fees are recognized on a pro rata basis over the service term. As the volume of client accounts increases, additional fees apply. These additional fees are recognized in the period in which account volumes exceed the contract minimum. Set-up and support and maintenance fees are deferred and recognized ratably over the service term.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. Significant Accounting Policies — (Continued)
Vcommerce generated revenue from service fees earned in connection with the development and operation of its clients’ e-commerce businesses. Service fee revenue primarily consisted of transaction fees, implementation fees and professional services, as well as access and maintenance fees. Vcommerce recognized revenue from services provided when the following revenue recognition criteria were met: persuasive evidence of an arrangement existed, services had been rendered, the fee was fixed or determinable and collectibility was reasonably assured. Generally, Vcommerce recognized revenue related to implementation as well as access and maintenance services over the term of the customer contract, and it recognized revenue from transaction fees and professional services fees as services were rendered.
Concentration of Customer Base and Credit Risk
For the three months ended June 30, 2010, two customers of ICG Commerce, The Hertz Corporation (“Hertz”) and Kimberly-Clark Corporation (“Kimberly-Clark”), each represented approximately 11% of the Company’s consolidated revenue. For the six months ended June 30, 2010, those customers each represented approximately 11% of the Company’s consolidated revenue. For the three months ended June 30, 2009, Hertz and Kimberly-Clark represented approximately 14% and 13%, respectively, of the Company’s consolidated revenue. For the six months ended June 30, 2009, those customers each represented approximately 14% of the Company’s consolidated revenue. Accounts receivable from Hertz and Kimberly-Clark as of June 30, 2010 were $1.8 million and $1.1 million, respectively. Accounts receivable from Hertz and Kimberly-Clark as of December 31, 2009 were $1.7 million and $1.5 million, respectively. The accounts receivable balances as of June 30, 2010 for these customers included $0.5 million and $0.1 million, respectively, of unbilled accounts receivable. The accounts receivable balances as of December 31, 2009 for these customers included $0.2 million and $0.1 million, respectively, of unbilled accounts receivable.
Reclassifications
Certain amounts in the prior-year financial statements have been reclassified to conform with the current presentation. The impact of these changes is not material and did not affect net income (loss).
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
3. Ownership Interests in Partner Companies, Goodwill and Intangibles, net
The Company’s ownership interests in partner companies accounted for under the equity method were $87.2 million and $97.8 million as of June 30, 2010 and December 31, 2009, respectively. The Company had no ownership interests in partner companies accounted for under the cost method that are not public companies (marketable securities) as of June 30, 2010 and December 31, 2009.
The following table summarizes the Company’s goodwill in consolidated partner companies:

(in thousands)
Goodwill as of December 31, 2009	$20,588
Activity during the six months ended June 30, 2010	—

Goodwill as of June 30, 2010	$20,588

As of June 30, 2010 and December 31, 2009, all of the Company’s goodwill was allocated to the core reporting segment.
The following table summarizes the Company’s intangible assets (in thousands):

		As of June 30, 2010
		Gross Carrying	Accumulated	Net Carrying
Intangible Assets	Useful Life	Amount	Amortization	Amount
Customer relationships	11 years	$13,910	$(632)	$13,278
Trademarks/trade names	11 years	1,320	(60)	1,260
Technology	10 years	710	(36)	674

		15,940	(728)	15,212
Other intellectual property	Indefinite	400	—	400

		$16,340	$(728)	$15,612

		As of December 31, 2009
		Gross Carrying	Accumulated	Net Carrying
Intangible Assets	Useful Life	Amount	Amortization	Amount
Customer relationships	11 years	$13,910	$—	$13,910
Trademarks/trade names	11 years	1,320	—	1,320
Technology	10 years	710	—	710

		$15,940	$—	$15,940

Amortization expense for the three and six months ended June 30, 2010 was $0.4 million and $0.7 million, respectively. Amortization expense for the three and six months ended June 30, 2009 was $0.1 million and $0.2 million, respectively. The Company amortizes intangible assets using the straight-line method.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Ownership Interests in Partner Companies, Goodwill and Intangibles, net — (Continued)
Remaining estimated amortization expense is as follows:

(in thousands)
2010 (remaining six months)	$728
2011	1,456
2012	1,456
2013	1,456
2014	1,456
Thereafter	8,660

Remaining amortization expense	$15,212

Acquisitions — Consolidated Companies
On December 31, 2009, the Company acquired 89% of the equity of GovDelivery, which was accounted for under the acquisition method. The Company allocated the purchase price to the assets and the liabilities based upon their respective fair values at the date of acquisition, which were as follows:

GovDelivery
(in thousands)
Net assets acquired:
Goodwill	$3,644
Customer lists (11-year life)	13,910
Trademarks/trade names (11-year life)	1,320
Technology (10-year life)	710
Other net assets (liabilities)	1,506

21,090
Noncontrolling interest (1)	(1,420)

$19,670

(1)	The Company determined the noncontrolling interest of GovDelivery with consideration of discounts for lack of control and lack of marketability.
The Company completed its acquisition of GovDelivery on December 31, 2009. Therefore, results of GovDelivery’s operations are not included in the Company’s Consolidated Statement of Operations for the six months ended June 30, 2009. Also, the Company acquired an additional 12% voting equity interest in ICG Commerce on May 5, 2010. Accordingly, 76% of ICG Commerce’s results are included in the Company’s Consolidated Statement of Operations beginning on May 5, 2010, compared with 64% prior to that date. Revenue, net income (loss) attributable to Internet Capital Group, Inc. and net income (loss) per diluted share attributable to Internet Capital Group, Inc. would have been $53.7 million, $44.8 million and $1.23 per diluted share, respectively, for the six months ended June 30, 2010, had the Company owned 76% of ICG Commerce for that entire period. Revenue, net income (loss) attributable to Internet Capital Group, Inc. and net income (loss) per diluted share attributable to Internet Capital Group, Inc. would have been $24.1 million, $(8.7) million and $(0.24) per diluted share, respectively, for the three months ended June 30, 2009, had the Company owned 89% and 76% of GovDelivery and ICG Commerce, respectively, for that entire period. Revenue, net income (loss) attributable to Internet Capital Group, Inc. and net income (loss) per diluted share attributable to Internet Capital Group, Inc. would have been $48.0 million, $(19.7) million and $(0.54) per diluted share, respectively, for the six months ended June 30, 2009, had the Company owned 89% and 76% of GovDelivery and ICG Commerce, respectively, for that entire period.
During the quarter ended June 30, 2010, the Company acquired an additional 12% equity voting interest in ICG Commerce from an existing stockholder of ICG Commerce for aggregate cash consideration of $35.3 million. As a result of this acquisition, which was consummated on May 5, 2010, the Company increased its voting ownership interest in ICG Commerce from 64% to 76%. This increase in the Company’s controlling interest in ICG Commerce resulted in a reduction to the noncontrolling interest balance related to ICG Commerce to reflect the decrease in the noncontrolling interest ownership. Accordingly, the Company recorded a decrease of $7.6 million to “Noncontrolling Interest” and recorded the remaining purchase price of $27.6 million as a decrease to “Additional paid-in capital” on the Company’s Consolidated Balance Sheets. See Note 9, “Equity” for further discussion of the effects of the changes in the Company’s ownership interest in ICG Commerce on the Company’s equity.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Ownership Interests in Partner Companies, Goodwill and Intangibles, net — (Continued)
On July 1, 2010, the Company acquired an additional equity voting interest in ICG Commerce pursuant to a tender offer that the Company made to all of the stockholders of ICG Commerce other than ICG Commerce employees and the holders of ICG Commerce’s Series F Preferred Stock. The aggregate cash consideration paid for the additional equity voting interest, which represents approximately 5% of ICG Commerce, was $14.4 million. As a result of this transaction, the Company increased its ownership interest in ICG Commerce from 76% to 81%. The Company will account for this transaction by recording additional reductions to the noncontrolling interest balance related to ICG Commerce and Internet Capital Group, Inc.’s additional paid-in capital during the quarter ending September 30, 2010.
Dividends — Consolidated Companies
On August 4, 2010, ICG Commerce paid a cash dividend in the aggregate amount of $27.0 million on its Series E and E-1 Preferred Stock. The Company received its share of this dividend, $25.4 million, on that date.
Impairments — Consolidated Companies
During the three months ended June 30, 2009, the Company concluded that the estimated value of Vcommerce had declined. Accordingly, the Company performed its goodwill impairment testing as described in Note 2, “Significant Accounting Policies,” and determined that an impairment of goodwill of $3.8 million was required. This impairment charge is included in “Impairment related and other” on the Company’s Consolidated Statements of Operations for the three and six months ended June 30, 2009.
Equity Method Companies
The following unaudited summarized financial information relates to the Company’s partner companies accounted for under the equity method of accounting as of June 30, 2010 and December 31, 2009. This aggregate information has been compiled from the financial statements and capitalization tables of the Company’s individual equity method partner companies.
Balance Sheets (Unaudited) (1)

	June 30, 2010	December 31, 2009
	(in thousands)
Cash, cash equivalents and short-term investments	$52,194	$71,961
Other current assets	58,353	59,943
Other non-current assets	159,300	157,639

Total assets	$269,847	$289,543

Current liabilities	$111,383	$121,352
Non-current liabilities	26,271	12,337
Long-term debt	10,728	14,014
Stockholders’ equity	121,465	141,840

Total liabilities and stockholders’ equity	$269,847	$289,543

Total carrying value	$87,201	$97,777

(1)
Includes Acquirgy (25%), Channel Intelligence (50%), ClickEquations (33%), Freeborders (31%), GoIndustry (26%), Metastorm (33%), SeaPass (26%), StarCite (36%) and WhiteFence (36%) for both periods presented. The Company’s ownership interest in Channel Intelligence is rounded up to 50%. The Company does not consolidate Channel Intelligence because it does not own a majority interest in the partner company and because additional factors support that it does not control the operations of Channel Intelligence.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Ownership Interests in Partner Companies, Goodwill and Intangibles, net — (Continued)
At June 30, 2010, the Company’s aggregate carrying value in equity method partner companies exceeded the Company’s share of net assets of these equity partner companies by $49.2 million. Of this excess, $36.5 million has been allocated to goodwill, which is not amortized, and $12.7 million has been allocated to intangibles, which are generally amortized over a range of three to seven years. Amortization expense associated with these intangibles was $0.7 million and $1.4 million for the three and six months ended June 30, 2010, respectively. Amortization expense associated with these intangibles was $0.5 million and $0.9 million for the three and six months ended June 30, 2009, respectively. This amortization expense is included in the line item “Amortization of intangible assets” in the following table and in the line item “Equity loss” on the Company’s Consolidated Statements of Operations.
Results of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010 (1)	2009 (2)	2010 (1)	2009 (2)
	(in thousands)		(in thousands)
Revenue	$58,357	$57,363	$115,509	$112,615

Net income (loss)	$(9,853)	$(7,296)	$(18,119)	$(18,469)

Equity loss excluding impairments and amortization of intangible assets	$(3,882)	$(2,429)	$(6,596)	$(6,385)
Impairment charge of GoIndustry	—	—	(2,914)	(544)
Amortization of intangible assets	(698)	(495)	(1,405)	(948)

Total equity loss	$(4,580)	$(2,924)	$(10,915)	$(7,877)

(1)	Includes Acquirgy, Channel Intelligence, ClickEquations, Freeborders, GoIndustry, Metastorm, SeaPass, StarCite and WhiteFence.

(2)	Includes Channel Intelligence, ClickEquations, Freeborders, GoIndustry, Metastorm, StarCite and White Fence.
Other Equity Company Information
In January 2009, the Company purchased $1.4 million of convertible long-term notes from GoIndustry. In September 2009, in conjunction with a financing transaction, these long-term notes were converted to 569,526 shares of GoIndustry common stock, and the Company purchased an additional 638,888 shares of GoIndustry common stock for approximately $1.9 million. In February 2010, GoIndustry issued shares of common stock as contingent consideration in connection with an acquisition in February 2008. As a result of this issuance, the Company’s ownership interest in GoIndustry was reduced slightly. The reduction in the Company’s ownership in GoIndustry was accounted for as a disposition of shares and resulted in a dilution loss of $0.1 million during the six months ended June 30, 2010, which was recorded in “Other income (loss), net” on the Company’s Consolidated Statements of Operations. After a 100-for-1 reverse stock split that occurred during the three months ended June 30, 2010, the Company owns 2,546,743 shares of GoIndustry common stock, which represents 26% of the outstanding shares as of June 30, 2010. Adjusting for the 100-for-1 reverse stock split, the Company owned 2,546,743 shares of GoIndustry common stock, or 26% of the outstanding shares as of December 31, 2009, as compared to 1,338,328 shares of GoIndustry common stock, or 29% of the outstanding shares, as of June 30, 2009. Given the Company’s 26% ownership, GoIndustry continues to be accounted for under the equity method.
During the six months ended June 30, 2010 and 2009, the Company determined that its equity holdings in GoIndustry common stock experienced other-than-temporary declines in fair market value. As a result, the Company recorded impairment charges of $2.9 million and $0.5 million during the six months ended June 30, 2010 and 2009, respectively, to reduce the Company’s carrying value to GoIndustry’s fair market value based on the fair value “Level 1” observation, as defined in Note 5, “Financial Instruments.” The carrying value of the Company’s equity holdings in GoIndustry was $2.5 million and $5.7 million as of June 30, 2010 and December 31, 2009, respectively.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Ownership Interests in Partner Companies, Goodwill and Intangibles, net — (Continued)
During the three months ended June 30, 2010, the Company purchased $0.4 million of convertible long-term notes from ClickEquations. This transaction did not change the Company’s equity ownership in ClickEquations.
In February 2009, the Company entered into certain arrangements to guarantee approximately $3.6 million of debt for StarCite. This amount, which had been placed in an escrow account at the time of the arrangement, was classified as restricted cash as of March 31, 2009. The Company repaid the underlying debt in full in May 2009, and received additional ownership interest in StarCite. Accordingly, the Company’s ownership in the partner company increased to 35% as of June 30, 2009 from 34% as of March 31, 2009. In addition, the Company recorded a decrease to restricted cash by the amount paid.
Escrow Information
On June 10, 2010, the Company received a distribution of $1.8 million of previously escrowed funds, which was the final escrow release related to the sale of the Company’s former partner company, Marketron International, Inc. (“Marketron”). This distribution included $0.1 million of interest, which is recorded in “Interest income” on the Company’s Consolidated Statements of Operations. On March 1, 2010, 46,751 shares of IntercontinentalExchange, Inc. (“ICE”) common stock were released from escrow to the Company. These shares related to sale consideration that was set aside to satisfy potential purchase price adjustments and/or potential indemnity claims in connection with the sale of Creditex Group, Inc. (“Creditex”) to ICE on August 29, 2008. The Company recorded a gain of $5.0 million related to the release of these shares from escrow based on the closing stock price of ICE’s common stock on March 1, 2010. On May 5, 2010, the Company received 305 shares of ICE common stock in connection with the resolution of an outstanding indemnity claim. Based on the closing price of ICE’s common stock on May 5, 2010, the Company recorded a gain of less than $0.1 million during the three months ended June 30, 2010 as a result of such receipt. The gains related to these escrow distributions are recorded in “Other income (loss), net” on the Company’s Consolidated Statements of Operations. Immediately following each receipt of the ICE shares from escrow, the Company sold the shares for proceeds of less than $0.1 million and $5.2 million during the three and six months ended June 30, 2010, respectively. The Company recognized an incremental gain of $0.1 million during the three months ended March 31, 2010, which was also recorded in “Other income (loss), net” on the Company’s Consolidated Statements of Operations for the six months ended June 30, 2010.
As of June 30, 2010, the Company had 13,069 outstanding shares of ICE common stock, valued at $1.5 million based on the June 30, 2010 closing stock price of ICE’s common stock, remaining in escrow. Additionally, the Company had outstanding aggregate cash proceeds, subject to indemnity claims, of $1.2 million associated with escrowed proceeds from sales of former equity method partner companies. The release of additional escrowed proceeds, if any, to the Company would result in additional gains at the time the Company is entitled to such proceeds, the amount is fixed or determinable and realization is assured, which events are anticipated to occur at various times through August 2012.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. Marketable Securities and Related Derivatives
Marketable securities represent the Company’s holdings in publicly-traded equity securities accounted for as available-for-sale securities. At June 30, 2010, the Company held a noncontrolling interest in Blackboard, Inc. (“Blackboard”), which is traded on the NASDAQ Global Market (NASDAQ: BBBB). The cost, unrealized holding gains/(losses), and fair value of marketable securities at June 30, 2010 and December 31, 2009 were as follows:

	Blackboard		Unrealized
	Common Shares		Holding
	Owned	Cost	Gains/(Losses)	Fair Value
		(in thousands, except shares)

June 30, 2010	250,000	$362	$8,971	$9,333

December 31, 2009	1,619,571	$2,342	$71,170	$73,512

The amounts reflected as the Company’s cost for Blackboard include the carrying value on the date the partner company converted to marketable securities and the value of warrants exercised.
The table above does not reflect the Company’s holdings of ICE common stock, which were both obtained and sold during the three and six months ended June 30, 2010. See Note 3, “Ownership Interests in Partner Companies, Goodwill and Intangibles, net.”
During the three and six months ended June 30, 2010, the Company sold 581,866 shares and 1,369,571 shares, respectively, of Blackboard common stock at average prices per share of $40.97 and $43.76, respectively. The Company received total proceeds of $23.8 million and $57.9 million during the three and six months ended June 30, 2010, respectively, and recognized a gain on the sale of these securities in the amount of $23.0 million and $59.9 million in those respective periods. These gains are included in “Other income (loss), net” on the Company’s Consolidated Statements of Operations. Subsequent to June 30, 2010, the Company sold 121,587 shares of Blackboard common stock at an average price of $40.17 per share. The Company received total proceeds of $4.9 million and will record a gain on the sale of these securities in the amount of $4.7 million during the three months ended September 30, 2010. As of the time of the filing of this Report, the Company holds 128,413 shares of Blackboard common stock.
As of June 30, 2010, the Company managed its exposure to and benefits from price fluctuations of Blackboard common stock by using derivative securities or hedges. Although these instruments were derivative securities, their economic risks were similar to, and managed on the same basis as, the risks associated with the Blackboard shares the Company holds. As of June 30, 2010, the Company was party to cashless collar contracts with expiration dates between September 15, 2010 and October 15, 2010 to hedge 250,000 shares, its total holdings of Blackboard common stock, at weighted average minimum and maximum prices per share of $29.82 and $67.31, respectively. During the six months ended June 30, 2010, the Company incurred costs of $0.2 million to terminate three cashless collar contracts related to a total of 375,000 shares and recorded a loss of this amount, which is included in “Other income (loss), net” on the Company’s Consolidated Statements of Operations. Additionally, two cashless collar contracts related to a total of 375,000 shares of Blackboard common stock matured during the six months ended June 30, 2010. Since Blackboard’s stock price on the maturity date was within the weighted average minimum and maximum prices per share, the value of the matured hedges were zero and there was no gain or loss associated with the maturity of these contracts. Subsequent to June 30, 2010, the Company terminated the remaining two cashless collar contracts related to a total of 250,000 shares of Blackboard common stock.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. Marketable Securities and Related Derivatives — (Continued)
In accordance with applicable accounting rules, the cashless collar contracts are marked to market through earnings each period. The mark-to-market impact is reflected in “Other income (loss), net” for the appropriate period on the Company’s Consolidated Statements of Operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)
Unrealized gain (loss) on mark-to-market of hedges	$30	$894	$732	$(2,557)
The income or loss is primarily driven by the change in the closing price of Blackboard common stock from the beginning of the quarter to the end of the quarter. The mark-to-market impact was generally an expense if Blackboard’s stock price rose, or income if Blackboard’s stock price declined, during the relevant quarter. The price per share is reflected in the table below as reported by the NASDAQ Global Market:

	Dec 31,	Mar 31,	Jun 30,	Sep 30,	Dec 31,	Mar 31,	Jun 30,
	2008	2009	2009	2009	2009	2010	2010
Blackboard closing stock price	$26.23	$31.74	$28.86	$37.78	$45.39	$41.66	$37.33
The fair value of these instruments was an asset of $0.2 million at June 30, 2010 and a liability of $0.5 million at December 31, 2009, and is included in “Hedges of marketable securities” on the Company’s Consolidated Balance Sheets for each period. See Note 5, “Financial Instruments.”
5. Financial Instruments
Derivative Financial Instruments
The Company utilizes derivative financial instruments, primarily forward exchange contracts and, as of June 30, 2010, Blackboard security hedges, to manage its exposure to and benefits from foreign currency risk and price fluctuations of Blackboard common stock, respectively. During the three and six months ended June 30, 2010, ICG Commerce utilized put options to mitigate the risk of currency fluctuations at ICG Commerce’s operations in the United Kingdom and Europe. The net mark-to-market adjustments recognized by ICG Commerce are detailed in the below table and represent the premiums paid for the options by ICG Commerce, as well as the change in value of the options related to the fluctuation of exchange rates during the respective period. The cashless collar contracts related to Blackboard common stock are discussed in Note 4, “Marketable Securities and Related Derivatives.” These adjustments were recognized in “Other income (loss), net,” on the Company’s Consolidated Statements of Operations.
The following table presents the classifications and fair values of our derivative instruments as of June 30, 2010 and December 31, 2009:

Consolidated Balance Sheets
		June 30,	December 31,
Derivative	Classification	2010	2009
		(in thousands)
Cashless collar contracts	Hedges of marketable securities	$185	$(547)
Foreign exchange put option	Other assets, net	$77	$—
The following table presents the mark-to-market impact on earnings resulting from our hedging activities for the periods ended June 30, 2010 and 2009:

Consolidated Statements of Operations
		Three months ended		Six months ended
Derivatives	Classification	June 30,		June 30,
			(in thousands)
		2010	2009	2010	2009

Cashless collar contracts	Other income (loss), net	$30	$894	$732	$(2,557)
Foreign exchange put option	Other income (loss), net	$64	$(28)	$16	$(28)

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5. Financial Instruments — (Continued)
Fair Value Measurements
Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There are three levels of inputs that may be used to measure fair value; they are as follows:
Level 1 – Observable inputs such as quoted market prices for identical assets and liabilities in active public markets.
Level 2 – Observable inputs other than Level 1 prices based on quoted prices in markets with insufficient volume or infrequent transactions, or valuations in which all significant inputs are observable for substantially the full term of the asset or liability.
Level 3 – Unobservable inputs to the valuation techniques that are significant to the fair value of the asset or liability.
The fair values of the Company’s financial assets measured at fair value on a recurring basis were as follows:

	Balance at
	June 30,
	2010	Level 1	Level 2		Level 3
	(in thousands)
Cash equivalents (money market accounts)	$72,524	$72,524	$—		$—
Marketable securities (see Note 4)	9,333	9,333	—		—
Hedges of marketable securities (see Note 5)	185	—	185	(1)	—
Hedges of foreign currency risk (see Note 5)	77	—	77	(1)	—

	$82,119	$81,857	$262		$—

	Balance at
	December 31,
	2009	Level 1	Level 2		Level 3
	(in thousands)
Cash equivalents (money market accounts)	$49,972	$49,972	$—		$—
Marketable securities (see Note 4)	73,512	73,512	—		—
Hedges of marketable securities (see Note 5)	(547)	—	(547	) (1)	—

	$122,937	$123,484	$(547)		$—

(1)
At June 30, 2010, the Company’s respective counterparties under these arrangements provided the Company with quarterly statements of the market values of these instruments based on significant inputs that are observable or can be derived principally from, or corroborated by, observable market data for substantially the full term of the relevant asset or liability.

6. Debt
Long-Term Debt
The Company’s long-term debt of $1.4 million and $1.0 million as of June 30, 2010 and December 31, 2009, respectively, relates to its consolidated partner companies in the respective periods. The long-term debt as of June 30, 2010 is due as follows: $0.6 million is classified as current and is due within one year, and the remaining $0.8 million is due through 2014. The long-term debt as of December 31, 2009 was due as follows: $0.4 million was classified as current and was due within one year, and the remaining $0.6 million was due through 2013.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6. Debt — (Continued)
Loan and Credit Agreements
On December 18, 2009, the Company entered into an amended and restated loan agreement with Comerica Bank (the “Loan Agreement”) that provides for the issuance of letters of credit of up to $10.0 million, subject to a cash-secured borrowing base as defined by the Loan Agreement. The Loan Agreement expires on December 17, 2010 and replaces the Letter of Credit Agreement, as amended, between the same parties, which expired on December 12, 2009. Issuance fees of 0.50% per annum of the face amount of each letter of credit will be paid to Comerica Bank subsequent to issuance. The Loan Agreement is also subject to a 0.25% per annum unused commitment fee payable to the bank on a quarterly basis. No amounts were outstanding under these agreements at June 30, 2010 or December 31, 2009.
On May 8, 2008, the Company entered into a series of loan agreements with Credit Suisse Capital LLC. Pursuant to these agreements, the Company could, from time to time, borrow funds secured by the cashless collar contracts that the Company previously entered into with respect to its shares of Blackboard common stock. The loans bore interest, which was payable quarterly in arrears, at the three-month U.S. dollar LIBOR rate, computed on the basis of a 30-day month and a 360-day year. This interest rate reset on the first day of each calendar quarter. The maturity of each of the loans corresponded with the expiration of the underlying cashless collar contract. Accordingly, the maturity dates of the loans ranged from March 15, 2010 to October 15, 2010. The maximum borrowing capacity under each of the loan agreements equaled the present value of the minimum value of the underlying cashless collar contract, computed using the three month U.S. dollar LIBOR rate. The Company did not draw any amounts under the loan agreements. Subsequent to June 30, 2010, the Company terminated the remaining cashless collar contracts, which were set to mature by October 15, 2010. Accordingly, these loan agreements were also terminated subsequent to June 30, 2010.
In August 2008, ICG Commerce and a number of its wholly-owned subsidiaries entered into a loan agreement with PNC Bank, pursuant to which ICG Commerce and such subsidiaries were able to borrow up to $10.0 million under a revolving line of credit. The original line of credit matured on December 31, 2009 and was subsequently extended to December 31, 2010. On August 3, 2010, the original line of credit was replaced with a new revolving line of credit that provided for, among other things, an increased $15.0 million total available borrowing amount and a new maturity date of August 2, 2013. Also on August 3, 2010, ICG Commerce and the other borrowing companies under the line of credit received a term loan from PNC Bank in the amount of $20.0 million. ICG Commerce paid a nonrefundable $0.2 million commitment fee to PNC Bank upon the consummation of the new line of credit and term loan.
Both the new line of credit and the term loan are secured by a first priority lien on the assets of the borrowing companies. Interest on any outstanding amounts under the line of credit and/or the term loan is computed at a rate to be selected by ICG Commerce from the following three options: (1) the highest of PNC Bank’s prime rate, the sum of the Federal Funds Open Rates plus 0.5% and the sum of the daily LIBOR rate plus 1.0%, (2) a fixed LIBOR rate, as determined two business days prior to a specified period, plus a margin ranging from 1.75% to 2.5%, depending on the then-current debt-to-EBITDA ratio of the borrowing companies and (3) the daily LIBOR rate, plus a margin ranging from 1.75% to 2.5%, depending on the then-current debt-to-EBITDA ratio of the borrowing companies. ICG Commerce has initially selected option (2) with respect to $10.0 million and option (3) with respect to the remaining $10.0 million that it has borrowed under the term loan. Any outstanding principal and interest under the line of credit will become due and payable periodically through August 2, 2013. The principal under the term loan is payable in $0.3 million monthly installments through August 1, 2015, and any outstanding interest under the term loan will become due and payable periodically through August 1, 2015. Both the line of credit and the term loan are subject to a number of financial and other covenants that are specified in the loan documents. The line of credit provides for the issuance by the bank of up to $5.0 million of letters of credit, subject to specified fees and other terms. The line of credit is also subject to a 0.25% per annum unused commitment fee that is payable to the bank quarterly.
There were no amounts (including letters of credit) outstanding under the original line of credit as of June 30, 2010 or December 31, 2009. Additionally, there were no amounts (including letters of credit) outstanding under the new line of credit as of the time of the filing of this Report. The proceeds from the term loan (which was entered into following the quarter ended June 30, 2010) were used to fund a cash dividend paid to holders of ICG Commerce Series E and E-1 Preferred Stock, including ICG, on August 4, 2010.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7. Segment Information
The Company’s reportable segments consist of two reporting segments, the “core” segment and the “venture” segment. All of the Company’s partner companies are included in either the core or venture segment, while companies with respect to which the Company’s equity interests have been designated as marketable securities are considered “corporate” assets. At June 30, 2010, the core segment includes the results of the Company’s consolidated partner companies, records the Company’s share of earnings and losses of certain partner companies accounted for under the equity method of accounting and captures the Company’s basis in the assets of its core segment partner companies. At June 30, 2010, the venture segment records the Company’s share of earnings and losses of certain partner companies accounted for under the equity method of accounting and captures the Company’s basis in the assets of its venture segment partner companies.
The core reporting segment includes those consolidated and equity method partner companies in which ICG owns a principal controlling equity voting interest (54% on average as of June 30, 2010) and in which ICG’s management takes a very active role in providing strategic direction and management assistance. The Company expects to devote relatively large initial amounts of capital to acquire core partner companies. The venture reporting segment includes partner companies in which the Company generally devotes less capital than it does to its core companies and, therefore, in which it holds relatively smaller ownership stakes than it does in its core companies (28% on average as of June 30, 2010) and has less influence over their strategic direction and management decisions than it does over those of its core companies.
Approximately 8% of the Company’s consolidated revenues for both the three and six months ended June 30, 2010 relate to sales generated in the United Kingdom. Approximately 10% of the Company’s consolidated revenues for both the three and six months ended June 30, 2009 relate to sales generated in the United Kingdom. The remaining consolidated revenues for the three and six months ended June 30, 2010 and 2009 primarily relate to sales generated in the United States. As of June 30, 2010 and December 31, 2009, the Company’s assets were located primarily in the United States.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7. Segment Information — (Continued)
The following summarizes selected information related to the Company’s segments for the respective periods. All significant intersegment activity has been eliminated. Assets are owned or allocated assets used by each reporting segment.

Segment Information
(in thousands)

			Total	Reconciling Items		Consolidated
	Core	Venture	Segment	Corporate	Other(1)	Results
Three Months Ended June 30, 2010
Revenues	$27,377	$—	$27,377	$—	$—	$27,377
Net income (loss) attributable to Internet Capital Group, Inc.	$(3,977)	$(1,289)	$(5,266)	$(4,667)	$25,694	$15,761

Three Months Ended June 30, 2009
Revenues	$22,077	$—	$22,077	$—	$—	$22,077
Net income (loss) attributable to Internet Capital Group, Inc.	$(1,725)	$(635)	$(2,360)	$(4,215)	$(1,974)	$(8,549)

Six Months Ended June 30, 2010
Revenues	$53,671	$—	$53,671	$—	$—	$53,671
Net income (loss) attributable to Internet Capital Group, Inc.	$(6,906)	$(2,468)	$(9,374)	$(9,139)	$63,045	$44,532

Six Months Ended June 30, 2009
Revenues	$43,729	$—	$43,729	$—	$—	$43,729
Net income (loss) attributable to Internet Capital Group, Inc.	$(4,298)	$(1,760)	$(6,058)	$(8,691)	$(4,805)	$(19,554)

(1)	Components of Other

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Corporate other income (loss) (Note 11)	$24,762	$2,113	$65,401	$218
Noncontrolling interest	(179)	(337)	(553)	(729)
Impairment of Vcommerce (Core) (Note 3)	—	(3,750)	—	(3,750)
Impairment of GoIndustry (Venture) (Note 3)	—	—	(2,914)	(544)
Corporate income tax benefit	1,111	—	1,111	—

	$25,694	$(1,974)	$63,045	$(4,805)

			Total			Consolidated
	Core	Venture	Segment	Corporate	Other	Results

Assets as of:
June 30, 2010	$186,835	$16,830	$203,665	$73,260	$—	$276,925

Assets as of:
December 31, 2009	$192,786	$21,832	$214,618	$115,469	$—	$330,087

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8. Parent Company Financial Information
Parent company financial information is provided to present the financial position and results of operations of the Company and its wholly-owned subsidiaries as if the partner companies accounted for under the consolidation method of accounting were accounted for under the equity method of accounting for all applicable periods presented. The Company’s share of the consolidated partner companies’ losses is included in “Equity loss” in the Parent Company Statements of Operations for all periods presented based on the Company’s ownership percentage in each period. The carrying value of the consolidated companies as of June 30, 2010 and December 31, 2009 is included in “Ownership interests in partner companies” in the Parent Company Balance Sheets set forth below.
Parent Company Balance Sheets

	As of June 30, 2010	As of December 31, 2009
	(unaudited) (in thousands)
Assets
Cash and cash equivalents	$55,854	$29,443
Income tax receivable	6,314	11,071
Other current assets	256	562

Current assets	62,424	41,076
Ownership interests in partner companies	167,344	170,498
Marketable securities	9,333	73,512
Hedges of marketable securities	185	—
Intangible assets	400	—
Other	918	881

Total assets	$240,604	$285,967

Liabilities and stockholders’ equity
Current liabilities	$3,131	$4,433
Hedges of marketable securities	—	547
Non-current liabilities	300	350
Stockholders’ equity	237,173	280,637

Total liabilities and stockholders’ equity	$240,604	$285,967

Parent Company Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(unaudited)
	(in thousands)
Revenues	$—	$—	$—	$—
Operating expenses
General and administrative	4,797	4,305	9,321	8,905
Impairment related and other	—	3,750	—	3,750

Total operating expenses	4,797	8,055	9,321	12,655

	(4,797)	(8,055)	(9,321)	(12,655)
Other income (loss), net	24,762	2,113	65,401	218
Interest income (expense), net	130	90	182	214

Income (loss) before income taxes and equity loss	20,095	(5,852)	56,262	(12,223)
Equity loss	(5,445)	(2,697)	(12,841)	(7,331)
Income tax benefit (expense)	1,111	—	1,111	—

Net income (loss)	$15,761	$(8,549)	$44,532	$(19,554)

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8. Parent Company Financial Information — (Continued)
Parent Company Statements of Cash Flows

	Six Months Ended June 30,
	2010	2009
	(unaudited) (in thousands)
Operating Activities
Net income (loss)	$44,532	$(19,554)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	31	55
Equity-based compensation	1,330	2,226
Equity loss	12,841	7,331
Other (income) loss	(65,390)	(218)
Impairment related and other	—	3,750
Changes in assets and liabilities, net of effect of acquisitions:
Income tax receivable	4,757	—
Prepaid expenses and other assets	306	737
Accounts payable	2	(5)
Accrued expenses	(628)	162
Accrued compensation and benefits	(744)	(1,481)
Other liabilities	(50)	(50)

Cash provided by (used in) operating activities	(3,013)	(7,047)
Investing Activities
Capital expenditures, net	(441)	(7)
Proceeds from sales of marketable securities	64,866	604
Proceeds from sales of ownership interests in partner companies	1,836	2,177
Acquisitions of ownership interests in partner companies, net	(1,584)	(10,045)

Cash provided by (used in) investing activities	64,677	(7,271)
Financing Activities
Acquisition of noncontrolling interest in subsidiary equity	(35,253)	—
Purchase of treasury stock	—	(370)

Cash provided by (used in) financing activities	(35,253)	(370)

Net increase (decrease) in cash and cash equivalents	26,411	(14,688)
Cash and cash equivalents at beginning of period	29,443	73,208

Cash and cash equivalents at end of period	$55,854	$58,520

Parent Company Dividend Receipt
On August 4, 2010, the Company received a cash dividend of $25.4 million from ICG Commerce.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9. Equity
The following details the activity related to equity attributable to Internet Capital Group, Inc., equity attributable to the noncontrolling interest and total equity for the six months ended June 30, 2010, including the effects of the changes in the Company’s ownership interest in ICG Commerce on the Company’s equity.

	Six months ended June 30, 2010
	Internet
	Capital Group,
	Inc.’s
	Stockholders’	Noncontrolling	Total
	Equity	Interest	Equity

Balance at December 31, 2009	$280,665	$22,497	$303,162
Net income	44,532	553	45,085
Net reclassification adjustment and unrealized depreciation in marketable securities	(62,199)	—	(62,199)
Net equity-based compensation plans activity	1,261	—	1,261
Net impact of ICG Commerce equity transaction — May 5, 2010	(27,621)	(7,632)	(35,253)
Net impact of partner company equity transactions — other	579	(98)	481

Balance at June 30, 2010	$237,217	$15,320	$252,537

As discussed in Note 3, “Ownership Interests in Partner Companies, Goodwill and Intangibles, net,” the Company’s acquisition of an additional 12% equity voting interest in ICG Commerce during the three months ended June 30, 2010 resulted in a reduction to both the noncontrolling interest balance related to ICG Commerce and the additional paid-in capital of Internet Capital Group, Inc.’s Stockholders’ Equity of $7.6 million and $27.6 million, respectively. This activity is reflected in “Net impact of ICG Commerce equity transaction — May 5, 2010” in the above table.
Also as discussed in Note 3, “Ownership Interests in Partner Companies, Goodwill and Intangibles, net,” the Company acquired an additional 5% equity voting interest in ICG Commerce on July 1, 2010. This transaction will result in a reduction to both the noncontrolling interest balance related to ICG Commerce and Internet Capital Group, Inc.’s additional paid-in capital for the three months ended September 30, 2010.
10. Equity-Based Compensation
Equity-based compensation for the three and six months ended June 30, 2010 and 2009 is primarily included in “Selling, general and administrative” on the Company’s Consolidated Statements of Operations for the relevant periods. The following table provides additional information related to the Company’s equity-based compensation:

						Weighted
						Average Years
					Unrecognized	Remaining of
					Equity-Based	Equity-Based
	Three Months Ended		Six Months Ended		Compensation	Compensation
	June 30,		June 30,		at June 30,	Expense at
	2010	2009	2010	2009	2010	June 30, 2010
	(in thousands, except weighted average years)

SARs(1)	$529	$993	$1,043	$1,986	$6,354	3.4
Stock Options	—	—	—	3	1	2.5
Restricted Stock	38	18	76	36	349	3.1
DSUs(2)	51	36	97	101	141	0.7

Equity-Based Compensation	$618	$1,047	$1,216	$2,126	$6,845
Equity-Based Compensation for Consolidated Partner Companies	234	150	373	369	1,290	3.1

Equity-Based Compensation	$852	$1,197	$1,589	$2,495	$8,135

(1)	Stock Appreciation Rights (SARs)

(2)	Deferred Stock Units (DSUs)

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
10. Equity-Based Compensation — (Continued)
SARs
SARs represent the right of the holder to receive, upon exercise of each SAR, shares of Common Stock equal to the amount by which the fair market value of a share of common stock on the date of exercise of the SAR exceeds the base price of the SAR. During the three months ended June 30, 2010, the Company granted 25,000 SARs to a non-management director at a weighted-average base price of $8.76 per share and a weighted-average fair value of $4.69 per share. During the six months ended June 30, 2010, the Company granted 1,406,940 SARs to employees and non-employee directors at a weighted-average base price of $6.79 per share and a weighted-average fair value of $3.96 per share. There were no SAR grants during the three or six months ended June 30, 2009. During the three and six months ended June 30, 2010, 55,000 SARs were exercised. There were no SARs exercised in the three or six months ended June 30, 2009. There were 5,322,310 and 3,970,370 SARs outstanding at June 30, 2010 and December 31, 2009, respectively. The aggregate intrinsic values of the SARs outstanding at June 30, 2010 and December, 31, 2009 were $2.1 million and $0, respectively.
SARs Fair Value Assumptions
The following assumptions were used to determine the fair value of SARs granted to employees by the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Expected volatility	60%	—	60%	—
Average expected life of SAR (in years)	5.25	—	2.75-6.25	—
Risk-free interest rate	2.12%	—	1.55-2.92%	—
Dividend yield	0.0%	—	0.0%	—
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

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
10. Equity-Based Compensation — (Continued)
Stock Options
The fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model. Stock options generally vest over four years. During the three and six months ended June 30, 2010, 23,678 and 25,626 stock options expired, respectively. There were no stock options granted during the three and six months ended June 30, 2010. During the six months ended June 30, 2009, the Company granted 250 stock options to employees at a weighted-average base price of $4.30 per share and a weighted-average fair value of $2.47 per share. There were 503,778 and 529,404 stock options outstanding as of June 30, 2010 and December 31, 2009, respectively.
Restricted Stock
During the six months ended June 30, 2010, the Company granted 25,000 shares of restricted stock to certain employees, which vest over four years. These restricted stock awards were valued at $0.2 million. There were no restricted stock awards granted during the three and six months ended June 30, 2009. During the three and six months ended June 30, 2010 and 2009, 2,500 shares of restricted stock vested. There were 57,025 and 34,525 restricted stock awards outstanding at June 30, 2010 and December 31, 2009, respectively.
DSUs
During the six months ended June 30, 2010, the Company issued 36,000 DSUs to the Company’s non-management directors under the Non-Management Director Compensation Plan that will vest in the first quarter of 2011. These DSUs were valued at $0.2 million. During the three and six months ended June 30, 2010, 4,500 DSUs were forfeited, and compensation cost related to the total number of DSUs expected to vest was reduced by less than $0.1 million. During the six months ended June 30, 2009, the Company issued 36,000 DSUs to the Company’s non-management directors under the Non-management Director Compensation Plan that vested during the six months ended June 30, 2010. These DSUs were valued at $0.1 million.
During the three and six months ended June 30, 2010, the Company issued 7,452 DSUs and 14,816 DSUs, respectively, to the Company’s non-management directors. During the three and six months ended June 30, 2009, the Company issued 11,728 DSUs and 20,531 DSUs, respectively, to the Company’s non-management directors. These DSUs were issued in lieu of cash payable to those directors for services provided to the Company’s Board of Directors and its committees and vested immediately. The expense of $0.1 million for each of the three and six months ended June 30, 2010, and the expense of $0.1 million for each of the three and six months ended June 30, 2009, associated with the quarterly grants for service is included in “Selling, general and administrative” on the Company’s Consolidated Statements of Operations but is not included in the “Equity-Based Compensation” table above.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11. Other Income (Loss)
Other Income (Loss), net
Other income (loss), net consists of the effect of transactions and other events relating to the Company’s ownership interests in its partner companies and its operations in general.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)

Realized gains on marketable securities, net of hedge termination costs (Note 4)	$22,962	$—	$57,797	$174
Unrealized gain (loss) on mark-to-market of hedges (Note 4)	30	894	732	(2,557)
Gain on sale of Creditex (Note 3)	36	—	5,089	430
Gains on sales/distributions of ownership interests in partner companies	1,734	1,219	1,836	2,177
Dilution loss on GoIndustry (Note 3)	—	—	(67)	—
Other	—	—	14	(6)

	24,762	2,113	65,401	218
Total other income (loss) for consolidated partner companies	(135)	1,133	(478)	781

	$24,627	$3,246	$64,923	$999

During the three and six months ended June 30, 2010, the Company recorded gains of $1.7 million and $1.8 million, respectively, related to distributions of various ownership interests in former partner companies, primarily the escrow release related to Marketron discussed in Note 3, “Ownership Interests in Partner Companies, Goodwill and Intangibles, net.” During the three and six months ended June 30, 2009, the Company recorded gains of $1.2 million and $2.2 million, respectively, related to the distributions of various ownership interests, including the release of $1.2 million of escrowed proceeds related to Marketron. These gains are included in “Gains on sales/distributions of ownership interests in partner companies” in the above table.
During the three and six months ended June 30, 2010, ICG Commerce recorded foreign currency losses of $0.2 million and $0.4 million, respectively, related to changes in exchange rates associated with its operations in the United Kingdom and Europe. ICG Commerce recorded foreign currency gains of $1.1 million and $0.8 million during the three and six months ended June 30, 2009, respectively. These foreign currency gains and losses comprise the majority of the other income (loss) for the Company’s consolidated partner companies included in the above table.
12. Income Taxes
The Company, InvestorForce and GovDelivery join in filing a consolidated federal income tax return. As a result of a change in ownership of the Company under Internal Revenue Code Section 382 that occurred in 2004, its net operating loss carryforwards, capital loss carryforwards and certain other deferred tax assets are subject to an annual limitation. The annual limitation on the utilization of these carryforwards is approximately $14.5 million. This annual limitation can be carried forward if it is not used. The Company did not use the limitation in 2009; therefore, the amount available for 2010 is $29.0 million. Together, excluding the results for the six months ended June 30, 2010, the Company and InvestorForce have $217.8 million available for these carryforwards. These losses expire in varying amounts between 2010 and 2023. Additionally, the Company and InvestorForce have $25.4 million of net operating loss carryforwards and $3.0 million of capital loss carryforwards that are not subject to the Section 382 annual limitation. The net operating losses expire between 2026 and 2029 and the capital losses expire in 2014.

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
The Company recorded a tax benefit of $1.2 million for the three months ended June 30, 2010. This benefit is attributable to $0.7 million of interest related to a portion of the tax receivable that was paid by the Internal Revenue Service during the three months ended June 30, 2010, as well as a provision to return adjustment of $0.5 million to reflect the actual net operating loss carry back related to the 2009 tax year.
As of December 31, 2009, the Company was entitled to aggregate income tax refunds of $11.1 million, primarily related to the completion of the Internal Revenue Service’s audits of the Company’s federal income tax returns for the years 2005 through 2007, as well as new legislation that expanded the ability of businesses to carry back net operating losses. During the three months ended June 30, 2010, the Company received $5.2 million of this refund. The Company’s income tax receivable as of June 30, 2010 was $6.4 million; the Company expects to receive this payment during 2010.
ICG Commerce files its own consolidated federal income tax return, separate from the Company. Due to ICG Commerce’s prior equity transactions, it experienced a change in ownership under Internal Revenue Code Section 382 in 2003. As a result, its net operating loss carryforwards are subject to an annual limitation. Based on an Internal Revenue Code Section 382 study completed in early 2010, and excluding ICG Commerce’s results for the six months ended June 30, 2010, approximately $74.0 million of net operating loss carryforwards are expected to be available to ICG Commerce between December 31, 2009 and December 31, 2023. The annual limitation ICG Commerce has on the utilization of its net operating losses is $3.1 million per year. The amount available in 2010 is $34.1 million.
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
ICG Commerce recorded tax expense of $0.8 million and $1.4 million for the three and six months ended June 30, 2010, respectively, representing an effective tax rate of 35.94%. This rate differs from the federal rate of 35% due to foreign and state taxes.
As discussed in Note 3, “Ownership Interest in Partner Companies, Goodwill and Intangibles, net,” in July 2010 the Company acquired an additional equity interest in ICG Commerce. As a result of this acquisition, ICG Commerce will join the Company’s consolidated federal tax return.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
13. Net Income (Loss) per Share
The calculations of net income (loss) per share were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands, except per share data)
Basic and Diluted:
Net income (loss) attributable to Internet Capital Group, Inc.	$15,761	$(8,549)	$44,532	$(19,554)

Basic:
Net income (loss) attributable to Internet Capital Group, Inc. per share	$0.43	$(0.23)	$1.23	$(0.53)

Diluted:
Net income (loss) attributable to Internet Capital Group, Inc. per share	$0.43	$(0.23)	$1.22	$(0.53)

Shares used in computation of basic income (loss) per share	36,346	36,666	36,326	36,671
Stock options	65	—	25	—
Restricted stock	18	—	5	—
DSUs	15	—	4	—
SARs	630	—	158	—

Shares used in the computation of diluted income (loss) per share	37,074	36,666	36,518	36,671

The following dilutive securities were not included in the computation of diluted net loss per share because their effect would have been anti-dilutive:

		Weighted Average
	Shares	Price Per Share

Three Months Ended June 30, 2010
SARs	2,067,790	$7.51
Stock options	210,821	$42.36
Restricted stock	7,500	$—
Deferred stock units	—	$—

Six Months Ended June 30, 2010
SARs	2,067,790	$7.51
Stock options	210,821	$42.36
Restricted stock	7,500	$—
Deferred stock units	—	$—

Three Months Ended June 30, 2009
SARs	3,870,370	$7.65
Stock options	569,454	$34.56
Restricted stock	14,800	$—
Deferred stock units	36,000	$—

Six Months Ended June 30, 2009
SARs	3,870,370	$7.65
Stock options	569,454	$34.56
Restricted stock	14,800	$—
Deferred stock units	36,000	$—

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
14. Comprehensive Income (Loss)
Comprehensive income (loss) is the change in equity of a business enterprise during a period resulting from transactions and other events and circumstances from non-owner sources. Excluding net loss, the Company’s primary source of comprehensive loss is net unrealized holding gains (losses) related to its marketable securities. The following table summarizes the components of comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(unaudited)
	(in thousands)

Net income (loss)	$15,940	$(8,212)	$45,085	$(18,825)
Other comprehensive income (loss):
Unrealized holding gains (losses) in marketable securities	(1,512)	(6,299)	(4,213)	5,925
Reclassification adjustments/realized net gains on marketable securities	(22,970)	—	(57,987)	(174)
Other accumulated other comprehensive income (loss)	(3)	(103)	35	(88)

Comprehensive income (loss)	(8,545)	(14,614)	(17,080)	(13,162)
Less: Comprehensive income attributable to the noncontrolling interest	200	234	537	641

Comprehensive income (loss) attributable to Internet Capital Group, Inc.	$(8,745)	$(14,848)	$(17,617)	$(13,803)

15. Share Repurchase Program
In accordance with the Company’s share repurchase program, the Company may repurchase, from time to time, up to $25.0 million of shares of Common Stock in the open market, in privately negotiated transactions or pursuant to trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act. Since commencement of this program, the Company has repurchased a total of 2,440,400 shares of Common Stock at an average purchase price of $4.89 per share. The Company did not make any repurchases of Common Stock during the six months ended June 30, 2010. The Company repurchased a total of 92,242 shares of Common Stock at an average purchase price of $3.97 per share during the six months ended June 30, 2009. All repurchases are reflected in “Treasury stock, at cost” as a reduction of Stockholders’ Equity on the Company’s Consolidated Balance Sheets in the relevant period.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth elsewhere in this Report and the risks discussed in our other SEC filings. The following discussion should be read in conjunction with our Consolidated Financial Statements and related Notes thereto included in this Report.
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
The Consolidated Financial Statements include the consolidated accounts of Internet Capital Group, Inc., a company incorporated in Delaware, and its subsidiaries, both wholly-owned and consolidated (Internet Capital Group, Inc. and all such subsidiaries are hereinafter referred to as “we,” “us,” “our,” “ICG,” the “Company” or “Internet Capital Group”), and have been prepared in accordance with U.S. generally accepted accounting principles (GAAP).
Executive Summary
We focus on acquiring and building SaaS, technology-enabled BPO and Internet marketing companies that improve the productivity and efficiency of their business customers. We call these companies our “partner companies.” As of June 30, 2010 and the date of this Report, we hold ownership interests in 12 companies that we consider our partner companies. Additionally, from time to time we hold marketable securities in other companies, which, including amounts held in escrow, as of June 30, 2010 and the date of this Report, consist of Blackboard common stock and ICE common stock. The results of operations of our partner companies are reported within two segments: the “core” reporting segment and the “venture” reporting segment. The core reporting segment includes those consolidated and equity method partner companies in which ICG owns a principal controlling equity voting interest (54% on average as of June 30, 2010) and in which ICG’s management takes a very active role in providing strategic direction and management assistance. We expect to devote relatively large initial amounts of capital to acquire our core partner companies. The venture reporting segment includes partner companies in which we generally devote less capital than we do to our core companies and, therefore, in which we hold relatively smaller ownership stakes than we do in our core companies (24% on average as of June 30, 2010) and have less influence over their strategic direction and management decisions than we do over those of our core companies.
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
Liquidity and Capital Resources
The following table summarizes our and our consolidated subsidiaries’ cash and cash equivalents, restricted cash, and marketable securities as of June 30, 2010 and December 31, 2009:

	June 30, 2010			December 31, 2009
		Consolidated			Consolidated
	Corporate	Subsidiaries	Total	Corporate	Subsidiaries	Total
	(in thousands)
Cash and cash equivalents	$55,854	$24,903	$80,757	$29,443	$26,038	$55,481
Restricted cash	—	54	54	—	47	47

	$55,854	$24,957	$80,811	$29,443	$26,085	$55,528

Marketable securities (1)	$9,518	$—	$9,518	$72,965	$—	$72,965

(1)
Includes a contributing asset of $0.2 million and an offsetting liability of $0.5 million at June 30, 2010 and December 31, 2009, respectively, related to derivative instruments associated with the Company’s marketable securities.

Subsequent to June 30, 2010, the Company acquired additional shares of capital stock of ICG Commerce. The aggregate cash consideration paid for these shares, which represents approximately 5% of ICG Commerce, was $14.4 million. The Company acquired the additional ICG Commerce shares pursuant to a tender offer that the Company made to all of the stockholders of ICG Commerce other than ICG Commerce employees and the holders of ICG Commerce’s Series F Preferred Stock. If this acquisition had occurred immediately prior to the end of the quarter ended June 30, 2010, our and our consolidated subsidiaries’ total cash and cash equivalents at June 30, 2010 would have been $66.4 million.
On August 4, 2010, ICG Commerce paid a $27.0 million cash dividend on its Series E and E-1 Preferred Stock of which ICG received its share, $25.4 million. ICG Commerce funded this dividend through the use of existing cash and borrowing pursuant to a $20.0 million term loan that it entered into with PNC Bank on August 3, 2010.
We believe existing cash and cash equivalents, cash flow from operations, proceeds from the potential sales of all or a portion of our interests in certain marketable securities and partner companies, borrowings and equity issuances to be sufficient to fund our and our consolidated subsidiaries’ cash requirements for the foreseeable future, including any future commitments to partner companies, debt obligations and general operating requirements. As of the date of this filing, we were not obligated for any material funding and guarantee commitments to existing partner companies. We will continue to evaluate acquisition opportunities and may acquire additional ownership interests in new and existing partner companies during 2010; however, such acquisitions will generally be made at our discretion.
Our consolidated working capital increased $24.2 million from December 31, 2009 to June 30, 2010, primarily due to an increase in cash related to sales of Blackboard common stock.

Summary of Statements of Cash Flows

	Six Months Ended June 30,
	2010	2009
	(in thousands)
Cash provided by (used in) operating activities	$(3,572)	$(7,519)
Cash provided by (used in) investing activities	$64,472	$(4,717)
Cash provided by (used in) financing activities	$(35,394)	$(524)
Cash used in operating activities during the six months ended June 30, 2010 decreased $3.9 million, from $7.5 million during the six months ended June 30, 2009 to $3.6 million during the six months ended June 30, 2010. Cash used in operating activities for the six months ended June 30, 2010 is the result of net income of $45.1 million, equity loss of $10.9 million, depreciation and amortization of $1.9 million, equity-based compensation of $1.7 million, a change in deferred tax assets of $1.4 million and a net change in working capital components of $0.3 million, offset by other income of $64.9 million. Cash used in operating activities for the six months ended June 30, 2009 was comprised of $18.8 million of net loss, other income of $1.1 million, and a net change in working capital components of $2.8 million, offset by equity loss of $7.9 million, impairment-related charges of $3.8 million, equity-based compensation charges of $2.6 million and depreciation and amortization of $0.9 million.
The change from cash used in investing activities of $4.7 million for the six months ended June 30, 2009 to cash provided by investing activities of $64.5 million for the six months ended June 30, 2010, was related primarily to an increase in proceeds from the sales of marketable securities from the six months ended June 30, 2009 to the six months ended June 30, 2010.
The increase in cash used in financing activities from $0.5 million for the six months ended June 30, 2009 to $35.4 million for the six months ended June 30, 2010 is primarily the result of the acquisition of an additional 12% equity voting interest in ICG Commerce during 2010. Additionally, the Company did not repurchase any common stock during the six months ended June 30, 2010, compared with stock repurchases of $0.4 million during the six months ended June 30, 2009.
We and our consolidated subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. We do not expect the ultimate liability with respect to these actions to materially affect our financial position or cash flows.
Contractual Cash Obligations and Commercial Commitments
We had no material changes to contractual cash obligations and commercial commitments for the six months ended June 30, 2010.
Off-Balance Sheet Arrangements
We are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Our Partner Companies
As of June 30, 2010, we owned interests in 12 partner companies that are categorized below based on segment and method of accounting.

CORE PARTNER COMPANIES (% Voting Interest)
Consolidated	Equity	Cost
GovDelivery (89%)	Channel Intelligence (50%)(1)	(none)
ICG Commerce (76%)	Freeborders (31%)
InvestorForce (80%)	Metastorm (33%)
StarCite (36%)
WhiteFence (36%)

VENTURE COMPANIES (% Voting Interest)
Consolidated	Equity	Cost
(none)	Acquirgy (25%)	(none)
ClickEquations (33%)
GoIndustry (26%)(2)
SeaPass (26%)

(1)
Our ownership percentage is rounded up to 50%. We do not consolidate Channel Intelligence because we do not own a majority interest in the partner company and because factors support that we do not exert control over Channel Intelligence. See Note 3, “Ownership Interests in Partner Companies, Goodwill and Intangibles, net,” to our Consolidated Financial Statements.

(2)
As of June 30, 2010 and August 2, 2010, we owned 2,546,743 shares, or approximately 26% of the voting securities, of GoIndustry. GoIndustry’s common stock is traded on the AIM market of the London Stock Exchange under ticker symbol GOI. See Note 3 – “Ownership Interests in Partner Companies and Goodwill” to our Consolidated Financial Statements.

During the quarter ended June 30, 2010, we acquired an additional 12% equity voting interest in ICG Commerce from an existing stockholder of ICG Commerce (the “Selling Stockholder”) for aggregate cash consideration of $35.3 million. As a result of this acquisition, we increased our voting ownership interest in ICG Commerce from 64% to 76%.
Subsequent to June 30, 2010, we acquired additional shares of capital stock of ICG Commerce. The aggregate cash consideration paid for these shares, which represent approximately 5% of ICG Commerce, was $14.4 million. We acquired the additional ICG Commerce shares pursuant to a tender offer that we made to all of the stockholders of ICG Commerce other than ICG Commerce employees and the holders of ICG Commerce’s Series F Preferred Stock. As a result of this transaction, which was consummated on May 5, 2010, we increased our ownership interest in ICG Commerce from 76% to 81%.
Certain of our officers and directors directly or indirectly owned shares of ICG Commerce that we acquired from the Selling Stockholder of ICG Commerce or through the tender offer. The aggregate proceeds received by these individuals represent approximately 4% of the aggregate proceeds paid in these transactions.

Results of Operations
The following table summarizes the unaudited selected financial information related to our segments. Each segment includes the results of our consolidated partner companies and records our share of the earnings and losses of partner companies accounted for under the equity method of accounting. The partner companies included within the segments are consistent between periods with the exception of partner company acquisitions and dispositions that occurred during 2009. Core segment results for the three and six months ended June 30, 2010 include GovDelivery, which was acquired on December 31, 2009. Additionally, the venture segment for the three and six months ended June 30, 2010 includes results from Acquirgy and SeaPass, which were acquired during the second half of 2009. The core segment for the three and six months ended June 30, 2009 includes Vcommerce, which was a consolidated subsidary from May 2008 through August 2009. The method of accounting for any particular partner company may change based on our ownership interest.
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

Segment Information
(in thousands)
			Total	Reconciling Items		Consolidated
	Core	Venture	Segment	Corporate	Other	Results
Three Months Ended June 30, 2010
Revenues	$27,377	$—	$27,377	$—	$—	$27,377
Net income (loss) attributable to Internet Capital Group, Inc.	$(3,977)	$(1,289)	$(5,266)	$(4,667)	$25,694	$15,761

Three Months Ended June 30, 2009
Revenues	$22,077	$—	$22,077	$—	$—	$22,077
Net income (loss) attributable to Internet Capital Group, Inc.	$(1,725)	$(635)	$(2,360)	$(4,215)	$(1,974)	$(8,549)

Six Months Ended June 30, 2010
Revenues	$53,671	$—	$53,671	$—	$—	$53,671
Net income (loss) attributable to Internet Capital Group, Inc.	$(6,906)	$(2,468)	$(9,374)	$(9,139)	$63,045	$44,532

Six Months Ended June 30, 2009
Revenues	$43,729	$—	$43,729	$—	$—	$43,729
Net income (loss) attributable to Internet Capital Group, Inc.	$(4,298)	$(1,760)	$(6,058)	$(8,691)	$(4,805)	$(19,554)

For the Three and Six Months Ended June 30, 2010 and 2009
Results of Operations — Core Partner Companies
The following presentation includes the results of our consolidated core partner companies and our share of the results of our equity method core partner companies.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)
Selected data:
Revenues	$27,377	$22,077	$53,671	$43,729

Cost of revenue	(17,892)	(14,598)	(34,824)	(27,803)
Selling, general and administrative	(6,214)	(4,853)	(12,409)	(9,469)
Research and development	(2,645)	(2,592)	(5,069)	(5,240)
Amortization of intangible assets	(364)	(77)	(728)	(154)
Impairment related and other	(96)	(40)	(168)	(70)

Operating expenses	(27,211)	(22,160)	(53,198)	(42,736)

Interest and other	(152)	1,068	(530)	650
Income tax (expenses) benefit	(700)	(421)	(1,316)	(368)
Equity loss	(3,291)	(2,289)	(5,533)	(5,573)

Net loss	$(3,977)	$(1,725)	$(6,906)	$(4,298)

Revenue
Revenue increased $5.3 million, from $22.1 million in the three months ended June 30, 2009 to $27.4 million in the three months ended June 30, 2010. This revenue increase was primarily driven by a 21% increase in revenues at ICG Commerce for the three months ended June 30, 2010 from the comparable period in 2009, as well as a 56% increase in revenues at InvestorForce for the three months ended June 30, 2010 compared to the comparable 2009 period. These increases relate to new customers and increased revenues from existing customers at these partner companies. Revenues related to GovDelivery in the three months ended June 30, 2010 were 47% higher than the revenues reported by Vcommerce for the three months ended June 30, 2009.
Revenue increased $10.0 million, from $43.7 million for the six months ended June 30, 2009 to $53.7 million for the six months ended June 30, 2010. Similar to the three-month periods ended June 30, 2010 and 2009, revenues increased 21% and 54% at ICG Commerce and Investor Force, respectively, due to new customers and increased business with existing customers. Additionally, revenues related to GovDelivery during the six months ended June 30, 2010 were 24% higher than those reported by Vcommerce for the comparable 2009 period.
Operating Expenses
Operating expenses increased $5.0 million, from $22.2 million in the three months ended June 30, 2009 to $27.2 million in the three months ended June 30, 2010. This primarily relates to an increase in the cost of revenues and selling, general and administrative expenses. These costs at ICG Commerce increased 19% from the 2009 period primarily due in part to an increase in headcount needed to service new customers and an increase in professional service fees in the three months ended June 30, 2010. In addition, operating expenses at GovDelivery for the three months ended June 30, 2010 were 57% higher than operating expense incurred by Vcommerce during the three months ended June 30, 2009.
Operating expenses for the six months ended June 30, 2010 of $53.2 million represent a $10.5 million increase from operating expenses of $42.7 million reported for the six months ended June 30, 2009. The increase for the six month period also relates to increased cost of revenues and selling, general and administrative expenses, primarily at ICG Commerce, as well as the fact that GovDelivery operating costs were 49% higher than those of Vcommerce in the comparable period.

Equity Loss
A portion of our net results from our core partner companies is derived from those partner companies in which we hold a substantial minority ownership interest. Our share of the income or losses of these companies is recorded in our Consolidated Statement of Operations under “Equity loss.”

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)
Selected data:
Total revenues	$43,805	$46,604	$88,550	$92,785

Total net loss	$(7,568)	$(4,738)	$(12,204)	$(12,655)

Our share of total net loss	$(2,760)	$(1,794)	$(4,462)	$(4,625)
Amortization of intangible assets	(531)	(495)	(1,071)	(948)

Equity loss	$(3,291)	$(2,289)	$(5,533)	$(5,573)

Aggregate revenue from our core partner companies accounted for under the equity method of accounting decreased $2.8 million and $4.2 million during the three and six months ended June 30, 2010, respectively, from the comparable periods of 2009, primarily due to decreases in revenue at Freeborders, Metastorm, StarCite and WhiteFence. The reduction in revenues at Metastorm during the three months ended June 30, 2010 from the comparable 2009 period relates primarily to the impact of foreign currency fluctuation in the current period. Aggregate net loss and, accordingly, our share of total net loss increased during the three months ended June 30, 2010 from the corresponding 2009 period, due in part to an increase in expenses driven by the expansion of product development at Channel Intelligence and accelerated timing of sales and marketing efforts at Metastorm, as well as the aforementioned decrease in revenues. However, aggregate net loss and our share of total net loss decreased slightly in the six months ended June 30, 2010 from the corresponding 2009 period due to effective cost reductions at our core partner companies during the three months ended March 31, 2010.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)
Selected data:
Our share of total net loss	$(1,122)	$(635)	$(2,134)	$(1,760)
Amortization of intangible assets	(167)	—	(334)	—

Equity loss	$(1,289)	$(635)	$(2,468)	$(1,760)

Equity income (loss) for the three and six months ended June 30, 2010 relates primarily to our share of Acquirgy’s, ClickEquations’and SeaPass’ results. We acquired both Acquirgy and SeaPass subsequent to June 30, 2009. Equity income (loss) for the three and six months ended June 30, 2009 relates to our share of GoIndustry’s and ClickEquations’ results.

Results of Operations — Reconciling Items
Corporate

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)

General and administrative	$(4,797)	$(4,305)	$(9,321)	$(8,905)
Interest income (expense), net	130	90	182	214

Net loss	$(4,667)	$(4,215)	$(9,139)	$(8,691)

General and Administrative
Our general and administrative expenses increased $0.5 million, from $4.3 million for the three months ended June 30, 2009 to $4.8 million for the three months ended June 30, 2010, and $0.4 million from $8.9 million for the six months ended June 30, 2009 to $9.3 million for the six months ended June 30, 2010. These increases are primarily related to increases in employee-related expenses of $0.6 million and $1.2 million in the three and six months ended June 30, 2010, respectively, partially due to an increase in headcount, and increases in outside services of $0.3 million and $0.1 million in the three and six months ended June 30, 2010, respectively, and offset by decreases in equity-based compensation of $0.4 million and $0.9 million in the three and six months ended June 30, 2010, respectively, from the comparable 2009 periods.
Interest Income/Expense
The interest income (expense), net, was generally consistent between periods due to similar cash balances and economic conditions in both periods.
Other

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)

Corporate other income (loss)	$24,762	$2,113	$65,401	$218
Noncontrolling interest	(179)	(337)	(553)	(729)
Impairment of GoIndustry (Venture)	—	—	(2,914)	(544)
Impairment of Vcommerce (Core)	—	(3,750)	—	(3,750)
Corporate income tax benefit	1,111	—	1,111	—

Net income (loss)	$25,694	$(1,974)	$63,045	$(4,805)

Corporate Other Income (Loss), Net
Corporate other income for the three months ended June 30, 2010 of $24.8 million is primarily comprised of a $23.0 million gain on the sale of marketable securities, primarily Blackboard common stock, and a $1.7 million gain related to the receipt of escrowed proceeds from the sale of Marketron. Corporate other income for the three months ended June 30, 2009 of $2.1 million was the result of the receipt of $1.2 million of escrowed proceeds from the sale of Marketron and a gain of $0.9 million related to an increase in the value of our Blackboard hedges during the period.
Corporate other income in the six months ended June 30, 2010 of $65.4 million was the result of a $58.0 million gain on the sale of marketable securities, a $6.9 million gain related to distributions of ownership interests in partner companies and a gain of $0.7 million related to an increase in the value of our Blackboard hedges during the period, offset by a loss of $0.2 million related to the termination of two Blackboard hedges during the period. Corporate other income of $0.2 million during the six months ended June 30, 2009 relates to a $2.6 million gain from sales of partner companies and $0.2 million of realized gain on the sale of ICE common stock, partially offset by a $2.6 million loss related to a decrease in the fair value of our Blackboard hedges during the period.
Impairments
We recorded $2.9 million and $0.5 million of impairment charges related to our basis in GoIndustry during the six months ended June 30, 2010 and 2009, respectively, related to decreases in the fair market value of our equity holdings in GoIndustry. Additionally, during the three months ended June 30, 2009, the Company concluded that the estimated fair value of Vcommerce had declined. Accordingly, the Company performed its goodwill impairment testing and determined that an impairment of goodwill of $3.8 million was required, which was recorded during the three months ended June 30, 2009.
Corporate income taxes
ICG recorded a tax benefit of $1.1 million for the three months ended June 30, 2010. This benefit is attributable to $0.7 million of interest related to a portion of the tax receivable that was paid by the Internal Revenue Service during the three months ended June 30, 2010, as well as a provision to return adjustment of $0.4 million to reflect the actual net operating loss carryback related to the 2009 tax year.

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
GovDelivery revenues generally consist of nonrefundable setup fees and monthly maintenance and hosting fees. These fees are deferred and recognized as the services are performed, which is typically over the service term. Costs related to performing setup services are expensed as incurred. Revenue from labor law posters are recognized upon delivery provided a purchase order has been received, the price to the buyer is fixed or determinable and collectibility is reasonably assured. Revenues from update and subscription services for labor law posters are deferred and recognized ratably over the service term.

Investor Force generates revenue from license fees earned in connection with hosted services, setup fees and support and maintenance fees. Hosted services primarily consist of data aggregation, performance calculation, real-time analysis and automated production of performance reports for the institutional investment community. Generally, a minimum quarterly base fee is charged for hosted services. These minimum fees are recognized on a pro rata basis over the service term. As the volume of client accounts increases, additional fees apply. These additional fees are recognized in the period in which account volumes exceed the contract minimum. Setup and support and maintenance fees are deferred and recognized ratably over the service term.
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
Fair Value Measurements
Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There are three levels of inputs that may be used to measure fair value. Our marketable securities are reported at fair value on our Consolidated Balance Sheets based on quoted prices in active markets for identical or comparable assets.

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
We are exposed to equity price risks on the marketable portion of our equity securities. Our public holdings at June 30, 2010 include equity positions in companies in sectors that have experienced significant historical volatility in their stock prices. A 20% adverse change in equity prices, based on a sensitivity analysis of the closing prices of our public holdings as of June 30, 2010, and considering the remaining 128,413 shares of Blackboard common stock held by the Company as of the time of the filing of this Report, would result in a decrease of approximately $1.5 million in the fair value of our public holdings.
ICG Commerce conducts a portion of its business in foreign currencies, primarily those of European countries and may utilize derivative financial instruments, specifically fair value hedges, to manage foreign currency risks. In accordance with GAAP, gains and losses related to fair value hedges are recognized in income along with adjustments of carrying amounts of the hedged items. Therefore, its put option is marked to market, and unrealized gains and losses are included in current period net income. These options provide a predetermined rate of exchange at the time the option is purchased and allows ICG Commerce to minimize the risk of currency fluctuations. In determining the use of its put option, ICG Commerce considers the amount of sales and purchases made in local currencies, the type of currency and the costs associated with the contracts. During the three months ended June 30, 2010, ICG Commerce purchased a put option to mitigate the risk of currency fluctuations at ICG Commerce’s operations in the United Kingdom. This option is net settled quarterly, resulting in an immaterial gain for the current quarter.
Cash and cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates fair value due to the short-term maturity of these instruments. Marketable securities are carried at fair value.

ITEM 4.	Controls and Procedures
Controls and Procedures
Management’s Quarterly Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered in this Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this Report, our disclosure controls and procedures have been designed and are effective to provide reasonable assurance that information required to be disclosed in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding require disclosure.
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
Changes in Internal Controls
There were no changes in our internal control over financial reporting that occurred during the quarter covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The appeals referenced in the November 6, 2009 notices of appeal have been docketed in the Court of Appeals for the Second Circuit. By order dated April 7, 2010, the District Court directed that the appealing class members identify the specific class, by company, to which they purport to belong. The District Court’s order further directed the clerk of the court to enter the appealing class members’ notices of appeal only in those cases as to which the appealing class members identify themselves as members of the class certified. No such notice of appeal has been entered in the action against the Company. Separately, on June 17, 2010, the District Court entered an order requiring the appellants to post a bond in the amount of $25,000, jointly and severally, as a condition of pursuing their appeals from the October 5, 2009 order approving the global settlement. The bond has been posted and a briefing schedule with respect to the appeals has been set, with the objecting appellants brief due no later than October 6, 2010 and answering briefs due no later than February 3, 2011. The distribution of settlement proceeds is currently being held in abeyance.

ITEM 1A.	Risk Factors
In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Item 1A — “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes with respect to the Company’s risk factors previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2009.

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

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased as	That May Yet
	Total Number	Average	Part of Publicly	Be Purchased
	of Shares	Price Paid	Announced	Under the
Monthly Period	Purchased(1)	per Share(2)	Program(1)	Program

Repurchased as of 12/31/09	2,440,400	$4.89	2,440,400	$13.1 million
1/1/10 to 1/31/10	0	—	0	$13.1 million
2/1/10 to 2/28/10	0	—	0	$13.1 million
3/1/10 to 3/31/10	0	—	0	$13.1 million
4/1/10 to 4/30/10	0	—	0	$13.1 million
5/1/10 to 5/31/10	0	—	0	$13.1 million
6/1/10 to 6/30/10	0	—	0	$13.1 million
7/1/10 to 7/31/10	0	—	0	$13.1 million
8/1/10 to 8/5/10	0	—	0	$13.1 million

Total	2,440,400	$4.89	2,440,400	$13.1 million

(1)	All shares purchased in open market transactions.

(2)	Average price paid per share excludes commissions.

ITEM 3.	Defaults Upon Senior Securities
None.

ITEM 4.	(Removed and Reserved)

ITEM 5.	Other Information
None.

ITEM 6.	Exhibits
Exhibit Index

Exhibit Number	Document

10.1
Letter Agreement, dated as of August 3, 2010, by and among PNC Bank, National Association, ICG Commerce, Inc., ICG Commerce Investments, LLC, ICG Commerce International, LLC and ICG Commerce Holdings, Inc.

10.2	Term Note, dated as of August 3, 2010, by ICG Commerce, Inc., ICG Commerce Investments, LLC, ICG Commerce International, LLC and ICG Commerce Holdings, Inc. in favor of PNC Bank, National Association.

10.3
Committed Line of Credit Note, dated as of August 3, 2010, by ICG Commerce, Inc., ICG Commerce Investments, LLC, ICG Commerce International, LLC and ICG Commerce Holdings, Inc. in favor of PNC Bank, National Association.

11.1	Statement Regarding Computation of Per Share Earnings (included herein at Note 13 “Net Income (Loss) per Share” to the Consolidated Financial Statements).

31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

32.2	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

SIGNATURES
Pursuant to the requirements of the Security Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 5, 2010	INTERNET CAPITAL GROUP, INC.
	By:	/s/ R. Kirk Morgan
		Name:	R. Kirk Morgan
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)