Form 10-Q
period 2010-09-30
INTERNET CAPITAL GROUP INC
filed 2010-11-09
CIK 1085621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2010.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Company’s Common Stock, $0.001 par value per share, outstanding as of November 8, 2010 was 36,668,431 shares.

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
Factors that could cause our actual results, levels of activity, performance or achievements to differ materially from those anticipated in forward-looking statements include, but are not limited to:
•	economic conditions generally;

•	capital spending by our partner companies’ customers;

•	our partner companies’ collective ability to compete successfully against their respective competitors;

•	rapid developments in the respective markets in which our partner companies operate and our partner companies’ collective ability to respond to such changes in a timely and effective manner;

•	our and our partner companies’ collective ability to retain key personnel;

•	our ability to deploy capital effectively and on acceptable terms;

•	our ability to maximize value in connection with divestitures; and

•	our ability to have continued access to capital and to manage capital resources effectively.
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
Our Partner Companies
The results of operations of our partner companies are reported within two segments: the “core” reporting segment and the “venture” (formerly “other holdings”) reporting segment. The core reporting segment includes those partner companies accounted for under the consolidation and equity methods in which ICG owns a principal controlling equity voting interest (54% on average as of September 30, 2010) and in which ICG’s management takes a very active role in providing strategic direction and management assistance. We expect to devote relatively large initial amounts of capital to acquire our core partner companies. The venture reporting segment includes partner companies to which we generally devote less capital than we do to our core companies and, therefore, in which we hold relatively smaller ownership stakes than we do in our core companies (28% on average as of September 30, 2010) and have less influence over their strategic direction and management decisions than we do over those of our core companies.

At September 30, 2010, our consolidated core partner companies consisted of:
GovDelivery Holdings, Inc. (“GovDelivery”)
GovDelivery is a provider of government-to-citizen communication solutions. GovDelivery’s digital subscription management software-as-a-service (SaaS) platform enables government organizations to provide citizens with access to relevant information by delivering new information through e-mail, mobile text alerts, RSS and social media channels from U.S. and U.K. government entities at the national, state and local levels.
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
At September 30, 2010, our equity method core partner companies consisted of:
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

StarCite, Inc. (“StarCite”)
StarCite provides a comprehensive suite of software applications and services to the meeting and events industry, driving efficiencies and cost savings to both corporate buyers and suppliers. Corporate, association and third-party meeting buyers rely on StarCite’s enterprise meeting solutions for workflow, procurement, supply chain management, spend analysis and attendee management. Thousands of industry suppliers rely on the StarCite online marketplace, supplier marketing programs and enabling technologies to increase meeting revenues. StarCite’s international division represents destination management companies and other premier international travel suppliers.
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
At September 30, 2010, our venture partner companies consisted of:
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

INTERNET CAPITAL GROUP, INC.
PART I – FINANCIAL INFORMATION
ITEM 1. Financial Statements
INTERNET CAPITAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
	(in thousands, except per share data)
Assets
Current Assets
Cash and cash equivalents	$90,738	$55,481
Restricted cash	151	47
Accounts receivable, net of allowance ($471-2010; $590-2009)	27,381	19,120
Deferred tax assets	7,642	8,147
Income tax receivable	6,314	11,071
Prepaid expenses and other current assets	3,136	2,146
Assets of discontinued operations	—	1,750

Total current assets	135,362	97,762
Marketable securities	—	73,512
Fixed assets, net of accumulated depreciation and amortization ($13,298 - 2010; $13,072 - 2009)	5,283	4,179
Ownership interests in partner companies	85,977	97,777
Goodwill	20,317	20,317
Intangibles, net	14,169	14,789
Deferred tax assets	17,305	20,724
Other assets, net	1,303	1,027

Total Assets	$279,716	$330,087

Liabilities
Current Liabilities
Current maturities of long-term debt	$4,611	$381
Accounts payable	1,982	1,590
Accrued expenses	3,213	4,463
Accrued compensation and benefits	13,124	12,218
Deferred revenue	10,279	5,668
Liabilities of discontinued operations	—	320

Total current liabilities	33,209	24,640
Long-term debt	16,576	645
Hedges of marketable securities	—	547
Deferred revenue	—	83
Other liabilities	875	1,010

Total Liabilities	50,660	26,925

Equity
Internet Capital Group, Inc.’s Stockholders’ Equity
Preferred Stock, $0.01 par value; 10,000 shares authorized, none issued or outstanding	—	—
Common Stock, $0.001 par value; 2,000,000 shares authorized, 39,017 shares (2010) and 38,796 shares (2009) issued	39	39
Additional paid-in capital	3,540,046	3,573,347
Treasury Stock, at cost, 2,440 shares (2010) and 2,440 shares (2009)	(12,031)	(12,031)
Accumulated deficit	(3,305,565)	(3,351,888)
Accumulated other comprehensive income	36	71,198

Total Internet Capital Group, Inc.’s Stockholders’ Equity	222,525	280,665
Noncontrolling Interest	6,531	22,497

Total Equity	229,056	303,162

Total Liabilities and Equity	$279,716	$330,087

See accompanying Notes to Consolidated Financial Statements.

INTERNET CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
		(in thousands, except per share data)

Revenues	$30,222	$22,572	$82,634	$66,301

Operating expenses
Cost of revenue	18,056	14,402	52,381	42,205
Selling, general and administrative	9,989	8,347	31,211	26,721
Research and development	2,729	2,178	7,798	7,418
Amortization of intangible assets	342	51	1,020	205
Impairment related and other	1,004	1,244	1,172	5,064

Total operating expenses	32,120	26,222	93,582	81,613

	(1,898)	(3,650)	(10,948)	(15,312)
Other income (loss), net	9,196	10,226	74,119	11,225
Interest income	56	98	255	338
Interest expense	(123)	(49)	(192)	(206)

Income (loss) before income taxes, equity loss, discontinued operations and noncontrolling interest	7,231	6,625	63,234	(3,955)
Income tax (expense) benefit	(2,860)	(516)	(3,065)	(884)
Equity loss	(2,952)	(2,761)	(13,867)	(10,638)

Income (loss) from continuing operations	1,419	3,348	46,302	(15,477)
Income (loss) from discontinued operations, including gain on sale	601	—	802	—

Net income (loss)	2,020	3,348	47,104	(15,477)
Less: Net income attributable to the noncontrolling interest	229	277	781	1,006

Net income (loss) attributable to Internet Capital Group, Inc.	$1,791	$3,071	$46,323	$(16,483)

Amounts attributable to Internet Capital Group, Inc.:
Net income (loss) from continuing operations	$1,339	$3,071	$45,711	$(16,483)
Net income (loss) from discontinued operations	452	—	612	—

Net income (loss)	$1,791	$3,071	$46,323	$(16,483)

Basic income (loss) per share:
Income (loss) from continuing operations	$0.04	$0.08	$1.25	$(0.45)
Income (loss) from discontinued operations	0.01	—	0.02	—

Net income (loss) attributable to Internet Capital Group, Inc.	$0.05	$0.08	$1.27	$(0.45)

Shares used in computation of basic income (loss) per share	36,368	36,676	36,340	36,673

Diluted income (loss) per share:
Income (loss) from continuing operations	$0.04	$0.08	$1.24	$(0.45)
Income (loss) from discontinued operations	0.01	—	0.02	—

Net income (loss) attributable to Internet Capital Group, Inc.	$0.05	$0.08	$1.26	$(0.45)

Shares used in computation of diluted income (loss) per share	36,956	36,740	36,679	36,673

See accompanying Notes to Consolidated Financial Statements.

INTERNET CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2010	2009
	(in thousands)
Operating Activities – continuing operations
Net income (loss)	$47,104	$(15,477)
(Income) loss from discontinued operations	(802)	—
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	2,835	1,354
Impairment related and other	1,172	5,064
Equity-based compensation	2,460	3,325
Equity loss	13,867	10,638
Other (income) loss	(74,088)	(11,225)
Deferred income taxes	3,924	—
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(8,357)	89
Tax receivable	4,757	—
Prepaid expenses and other assets	(937)	(677)
Accounts payable	322	(44)
Accrued expenses	(2,086)	820
Accrued compensation and benefits	93	(891)
Deferred revenue	4,680	(1,494)
Other liabilities	(132)	(48)

Cash flows provided by (used in) operating activities	(5,188)	(8,566)
Investing Activities – continuing operations
Capital expenditures, net	(2,749)	(1,969)
Advanced deposits for acquisition of fixed assets	(37)	(206)
Change in restricted cash	(104)	(20)
Proceeds from sales of marketable securities	74,383	9,533
Proceeds from sales of partner company ownership interests	1,836	2,177
Acquisitions of ownership interests in partner companies	(2,252)	(12,746)
Decrease in cash due to sale of subsidiary assets	—	(81)
Proceeds from sale of discontinued operations	670	—

Cash flows provided by (used in) investing activities	71,747	(3,312)
Financing Activities – continuing operations
Acquisition of incremental 17% in ICG Commerce	(49,647)	—
Long-term debt and capital lease obligations, net	19,597	(130)
Line of credit repayments	—	(115)
Tax withholdings related to equity-based awards	(312)	—
Purchase of treasury stock	—	(370)
Payment of dividend by ICG Commerce	(1,620)	—
Exercises of stock options at subsidiary	400	—
Other financing activities	1	33

Cash flows provided by (used in) financing activities	(31,581)	(582)
Effect of exchange rates on cash	(40)	393
Discontinued Operations
Cash flows provided by (used in) operating activities	331	—
Cash flows provided by (used in) investing activities	(12)	—
Cash flows provided by (used in) financing activities	—	—

Net increase (decrease) in cash and cash equivalents from discontinued operations	319	—

Net increase (decrease) in cash and cash equivalents	35,257	(12,067)
Cash and cash equivalents at beginning of period	55,481	89,295

Cash and cash equivalents at the end of period	90,738	$77,228

Supplemental noncash investing activities:
A capital lease obligation of $0.6 million was incurred when ICG Commerce entered into a lease for computer software during 2010.
See accompanying Notes to Consolidated Financial Statements.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. The Company
Description of the Company
Internet Capital Group, Inc.(the “Company”) acquires and builds SaaS, technology-enabled business process outsourcing (BPO) and Internet marketing companies that improve the productivity and efficiency of their business customers. Founded in 1996, the Company devotes its expertise and capital to maximizing the success of these companies.
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
2. Significant Accounting Policies
Basis of Presentation
The Consolidated Financial Statements include the accounts of the Company and its wholly-owned and wholly-controlled subsidiaries. The Consolidated Financial Statements also include the following majority-owned subsidiaries for all or a portion of the periods presented, each of which has been consolidated from the date the Company acquired majority voting control of that subsidiary. The accompanying Consolidated Financial Statements are unaudited and, in the opinion of management, include all adjustments consisting only of normal and recurring adjustments necessary for a fair presentation of the results for these interim periods. These Consolidated Financial Statements should be read in connection with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Results of operations for the three- and nine-month periods ended September 30, 2010 are not necessarily indicative of the results of operations expected for the full year.
The Consolidated Balance Sheets include the financial position of GovDelivery, ICG Commerce and InvestorForce at September 30, 2010 and December 31, 2009.
The Consolidated Statements of Operations include the results of the following majority-owned subsidiaries:

Three and Nine Months Ended September 30,
2010	2009
GovDelivery (1)	ICG Commerce
ICG Commerce	InvestorForce
InvestorForce	Vcommerce (2)

(1)
On December 31, 2009, the Company acquired a controlling equity voting interest in GovDelivery. Accordingly, GovDelivery’s results have been included in the Company’s Consolidated Statements of Operations subsequent to that date. See Note 3, “Ownership Interests in Partner Companies, Goodwill and Intangibles, net.”

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
Equity Method. Partner companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to a partner company depends on an evaluation of several factors, including, among others, representation on the partner company’s board of directors and equity ownership level, which is generally between a 20% and a 50% interest in the voting securities of an equity method partner company, as well as voting rights associated with the Company’s holdings in common stock, preferred stock and other convertible instruments in that partner company. Under the equity method of accounting, a partner company’s accounts are not reflected in the Company’s Consolidated Balance Sheets and Statements of Operations. The Company’s share of the earnings or losses of the partner company, as well as any adjustments resulting from prior period finalizations of equity income/losses, are reflected in the caption “Equity loss” in the Company’s Consolidated Statements of Operations. For the three and nine months ended September 30, 2010, those prior period finalizations are not material. The carrying values of the Company’s equity method partner companies are reflected in “Ownership interests in partner companies” in the Company’s Consolidated Balance Sheets.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. These estimates include evaluation of the Company’s holdings in its partner companies, holdings in marketable securities, asset impairment, revenue recognition, income taxes and commitments and contingencies. These estimates and assumptions are based on management’s best judgments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, such as the current economic environment, that management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. Volatile equity markets and reductions in information technology spending have combined to increase the uncertainty inherent in such estimates and assumptions. It is reasonably possible that the Company’s accounting estimates with respect to the useful life of intangible assets and the ultimate recoverability of ownership interests in partner companies and goodwill could change in the near term and that the effect of such changes on the Company’s financial statements could be material. The Company believes the recorded amounts of ownership interests in partner companies, goodwill and intangibles, net are not impaired at September 30, 2010.
Ownership Interests in Partner Companies, Goodwill and Intangibles, net
The Company evaluates its equity method ownership interests in partner companies continuously to determine whether an other than temporary decline in the value of a partner company exists and should be recognized. The Company considers the achievement of business plan objectives and milestones, the fair value of each ownership interest in the partner company (which, in the case of any partner company listed on a public stock exchange, is the quoted stock price of the relevant ownership interest) relative to carrying value, the financial condition and prospects of the partner company, and other relevant factors. The business plan objectives and milestones the Company considers include, among others, those related to financial performance, such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature, such as obtaining key business partnerships or the hiring of key employees. Impairment charges are determined by comparing the estimated fair value of our ownership interest in a partner company with its carrying value. Fair value is determined by using a combination of estimating the cash flows related to the relevant asset, including estimated proceeds on disposition, and an analysis of market price multiples of companies engaged in lines of business similar to the company being evaluated.
The Company tests goodwill for impairment annually during the fourth quarter of each year, or more frequently as conditions warrant, and intangible assets when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. At September 30, 2010, the Company’s carrying value of its ownership interests in partner companies totaled $86.0 million, goodwill totaled $20.3 million, and intangibles, net totaled $14.2 million. At December 31, 2009, the Company’s carrying value of its ownership interests in partner companies totaled $97.8 million, goodwill totaled $20.3 million, and intangibles, net totaled $14.8 million. See Note 3, “Ownership Interest in Partner Companies, Goodwill and Intangibles, net,” for additional information regarding the Company’s ownership interests in partner companies, goodwill and net intangible assets, as well as related impairment charges.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. Significant Accounting Policies — (Continued)
Revenue Recognition
During the three and nine months ended September 30, 2010, the Company’s consolidated revenues were attributable to ICG Commerce, GovDelivery and InvestorForce. During the three and nine months ended September 30, 2009, the Company’s consolidated revenues were attributable to ICG Commerce, InvestorForce and Vcommerce.
ICG Commerce generates revenue from strategic sourcing and procurement outsourcing services. Procurement outsourcing services generally include a combination of services and technology designed to help companies achieve unit cost savings and process efficiencies. ICG Commerce earns fees for implementation services, start-up services, content and category management (which may include sourcing as described below), hosting fees, buying center management fees, and certain transaction fees. ICG Commerce estimates the total contract value under these arrangements and generally recognizes revenue under these arrangements, excluding transaction fees and gain-share fees, on a straight-line basis over the term of the contract, which approximates the life of the customer relationship. Additionally, performance-based fees are deferred until the contingency is achieved or it is determined from existing data and past experience that the savings will be achieved, and then generally recognized on a straight-line basis over the life of the contract, which approximates the life of the customer relationship. Sourcing programs are engagements in which ICG Commerce negotiates prices from certain suppliers on behalf of its customers in certain categories in which ICG Commerce has sourcing expertise. Under sourcing programs, either the customer pays a fixed fee or a gain-share amount for use of the negotiated rates. In fixed-fee sourcing arrangements, revenue is recognized on a proportional performance basis, provided that there is no uncertainty as to ICG Commerce’s ability to fulfill its obligations under the contract or other services that are to be rendered under the contract.
GovDelivery revenues generally consist of nonrefundable setup fees and monthly maintenance and hosting fees. These fees are deferred and recognized as the services are performed, which is typically over the service term. Costs related to performing setup services are expensed as incurred.
InvestorForce generates revenue from license fees earned in connection with hosted services, setup fees and support and maintenance fees. Hosted services primarily consist of data aggregation, performance calculation, real-time analysis and automated production of performance reports for the institutional investment community. Generally, a minimum quarterly base fee is charged for hosted services. These minimum fees are recognized on a pro rata basis over the service term. As the volume of client accounts increases, additional fees apply. These additional fees are recognized in the period in which account volumes exceed the contract minimum. Setup and support and maintenance fees are deferred and recognized ratably over the service term.
Vcommerce generated revenue from service fees earned in connection with the development and operation of its clients’ e-commerce businesses. Service fee revenue primarily consisted of transaction fees, implementation fees and professional services, as well as access and maintenance fees. Vcommerce recognized revenue from services provided when the following revenue recognition criteria were met: persuasive evidence of an arrangement existed, services had been rendered, the fee was fixed or determinable and collectibility was reasonably assured. Generally, Vcommerce recognized revenue related to implementation, as well as access and maintenance services, over the term of the customer contract, and it recognized revenue from transaction fees and professional services fees as services were rendered.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. Significant Accounting Policies — (Continued)
Concentration of Customer Base and Credit Risk
For the three months ended September 30, 2010, one customer of ICG Commerce, The Hertz Corporation (“Hertz”), represented approximately 10% of the Company’s consolidated revenue. For the nine months ended September 30, 2010, two customers of ICG Commerce, Hertz and Kimberly-Clark Corporation (“Kimberly-Clark”), each represented approximately 11% of the Company’s consolidated revenue. For the three months ended September 30, 2009, Hertz and Kimberly-Clark represented approximately 14% and 13%, respectively, of the Company’s consolidated revenue. For the nine months ended September 30, 2009, those customers each represented approximately 14% of the Company’s consolidated revenue. Accounts receivable from Hertz and Kimberly-Clark as of September 30, 2010 were $2.6 million and $1.1 million, respectively. Accounts receivable from Hertz and Kimberly-Clark as of December 31, 2009 were $1.7 million and $1.5 million, respectively. The accounts receivable balances as of September 30, 2010 for these customers included $0.8 million and $0.1 million, respectively, of unbilled accounts receivable. The accounts receivable balances as of December 31, 2009 for these customers included $0.2 million and $0.1 million, respectively, of unbilled accounts receivable.
Reclassifications
Certain amounts in the prior-year financial statements have been reclassified to conform to the current presentation. The impact of these changes is not material and did not affect net income (loss).
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
In June 2009, the FASB issued accounting guidance that requires former “qualifying special-purpose entities” to be evaluated for consolidation, changes the approach to determining a variable interest entity’s primary beneficiary, revises the frequency with which reassessments of this determination should be made and requires additional disclosures related to these items. This guidance became effective for the Company beginning on January 1, 2010 and did not have a significant impact on its consolidated financial statements.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Ownership Interests in Partner Companies, Goodwill and Intangibles, net
The Company’s ownership interests in partner companies accounted for under the equity method were $86.0 million and $97.8 million as of September 30, 2010 and December 31, 2009, respectively. The Company had no ownership interests in partner companies accounted for under the cost method as of September 30, 2010 and December 31, 2009.
The following table summarizes the Company’s goodwill in consolidated partner companies:

(in thousands)
Goodwill related to continuing operations as of December 31, 2009	$20,317
Activity related to continuing operations during the nine months ended September 30, 2010	—

Goodwill as of September 30, 2010	$20,317

As of September 30, 2010 and December 31, 2009, all of the Company’s goodwill was allocated to the core reporting segment. The Company recorded a reduction to goodwill as of December 31, 2009 of $0.3 million that was attributable to GovDocs, Inc. (“GovDocs”), a subsidiary of GovDelivery, which was sold on August 31, 2010. See Note 12, “Discontinued Operations” for further discussion of this transaction.
The following table summarizes the Company’s intangible assets from continuing operations (in thousands):

		As of September 30, 2010
		Gross Carrying
		Amount Related to	Accumulated	Net Carrying
Intangible Assets	Useful Life	Continuing Operations	Amortization	Amount
Customer relationships	11 years	$12,759	$(876)	$11,883
Trademarks/trade names	11 years	1,320	(90)	1,230
Technology	10 years	710	(54)	656

		14,789	(1,020)	13,769
Other intellectual property	Indefinite	400	—	400

		$15,189	$(1,020)	$14,169

		As of December 31, 2009
		Gross Carrying
		Amount Related to	Accumulated	Net Carrying
Intangible Assets	Useful Life	Continuing Operations	Amortization	Amount
Customer relationships	11 years	$12,759	$—	$12,759
Trademarks/trade names	11 years	1,320	—	1,320
Technology	10 years	710	—	710

		$14,789	$—	$14,789

Amortization expense for the three and nine months ended September 30, 2010 was $0.3 million and $1.0 million, respectively. Amortization expense for the three and nine months ended September 30, 2009 was $0.1 million and $0.2 million, respectively. The Company amortizes intangible assets using the straight-line method.
The Company recorded a $1.1 million reduction to the customer relationship intangible asset as of December 31, 2009 that was attributable to the sale of GovDocs on August 31, 2010. The “Gross Carrying Amount Related to Continuing Operations” in the above table has been adjusted to reflect this reduction. See Note 12, “Discontinued Operations,” for further discussion of this transaction.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Ownership Interests in Partner Companies, Goodwill and Intangibles, net – (Continued)
Remaining estimated amortization expense is as follows:

(in thousands)
2010 (remaining three months)	$337
2011	1,351
2012	1,351
2013	1,351
2014	1,351
Thereafter	8,028

Remaining amortization expense	$13,769

Acquisitions – Consolidated Companies
On December 31, 2009, the Company acquired 89% of the equity of GovDelivery, which was accounted for under the acquisition method. The Company allocated the purchase price to the assets and the liabilities based upon their respective fair values at the date of acquisition, which were as follows:

GovDelivery
(in thousands)
Net assets acquired:
Goodwill	$3,644
Customer lists (11-year life)	13,910
Trademarks/trade names (11-year life)	1,320
Technology (10-year life)	710
Other net assets (liabilities)	1,506

21,090
Noncontrolling interest (1)	(1,420)

$19,670

(1)	The Company determined the fair value of the noncontrolling interest of GovDelivery with consideration of discounts for lack of control and lack of marketability.

On August 31, 2010, GovDelivery sold its GovDocs subsidiary. As a result of that transaction, the Company recorded a reduction to the goodwill and customer list intangible asset established as part of the purchase price allocation for the acquisition of GovDelivery on December 31, 2009. Accordingly, the goodwill and customer list intangible assets included in the above table were reduced from $3.6 million and $13.9 million, respectively, to $3.4 million and $12.8 million, respectively.

On May 5, 2010, the Company acquired an additional 12% equity voting interest in ICG Commerce from an existing stockholder of ICG Commerce for aggregate cash consideration of $35.3 million; the transaction increased the Company’s equity voting interest in ICG Commerce from 64% to 76%. On July 1, 2010, the Company acquired an additional 5% equity voting interest in ICG Commerce for aggregate cash consideration of $14.4 million through a tender offer that the Company made to ICG Commerce stockholders; the tender transaction further increased the Company’s equity voting interest in ICG Commerce to 81% as of the completion of that transaction. Further, during the three-month period ending September 30, 2010 exercises of stock options at ICG Commerce reduced the Company’s equity voting interest in ICG Commerce to 80%.
Since the Company increased its equity voting interest in ICG Commerce, there was a resulting increase in the Company’s controlling interest and a corresponding decrease in noncontrolling interest ownership. Accordingly, for the three and nine months ended September 30, 2010, the Company recorded a decrease of $3.2 million and $10.8 million, respectively, to “Noncontrolling Interest” on the Company’s Consolidated Balance Sheets. The remaining purchase price of $11.2 million and $38.9 million was recorded as a decrease to “Additional paid-in capital” on the Company’s Consolidated Balance Sheets for the three and nine months ended September 30, 2010, respectively. See the “Changes in Equity” subheading in this Note 3 for a detail of the activity related to these changes in equity. The reduction to the Company’s equity voting interest due to stock option exercises at ICG Commerce that occurred during the three months ended September 30, 2010 was accounted for as a disposition of shares, and accordingly, the Company recorded an adjustment of $0.4 million as a decrease to the Company’s carrying value of ICG Commerce and additional paid-in capital in the three-month period. This activity is included in the line item, “Net impact of consolidated partner companies’ equity transactions” in the table within the “Changes in Equity” subheading in this Note 3.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Ownership Interests in Partner Companies, Goodwill and Intangibles, net — (Continued)
The Company’s equity voting interest in InvestorForce decreased during the three months ended September 30, 2010 due to the issuance of restricted stock awards at InvestorForce. This decrease was accounted for as a disposition of shares, and accordingly, the Company recorded an adjustment of $0.6 million as an increase to the Company’s carrying value of InvestorForce and additional paid-in capital in the three-month period. This activity is included in the line item, “Net impact of consolidated partner companies’ equity transactions” in the table within the “Changes in Equity” subheading in this Note 3.
Dividends – Consolidated Companies
On August 4, 2010, ICG Commerce paid a cash dividend in the aggregate amount of $27.0 million on its Series E and E-1 Preferred Stock. The Company received $25.4 million, its share of the dividend based on its ownership of the Series E and E-1 Preferred Stock; this amount was recorded as a decrease in the Company’s carrying value in ICG Commerce. This dividend, including the equity adjustment to realign both the Company’s carrying value in ICG Commerce as well as the noncontrolling interest ownership that resulted from the disproportionate amounts received, resulted in an increase of $3.5 million to the Company’s additional paid-in capital and a decrease of $5.1 million to the noncontrolling interest. These amounts are included in the line item, “Net impact of consolidated partner companies’ equity transactions” in the table within the “Changes in Equity” subheading in this Note 3.
Subsequent to the payment of the dividend, ICG Commerce completed an equity recapitalization whereby all of ICG Commerce’s preferred stock was converted into common stock. Based on the current equity capitalization structure, the Company would be entitled to receive a ratable portion of any future dividends paid to ICG Commerce stockholders, which, based on the Company’s primary equity ownership interest in ICG Commerce at September 30, 2010, would be 80%.
Discontinued Operations – Consolidated Companies
On August 31, 2010, GovDelivery completed the sale of one of its subsidiaries, GovDocs, for aggregate consideration of $1.8 million. A portion of the purchase price was paid through GovDelivery’s redemption of shares of its Series AA Preferred Stock valued at $0.8 million. This share redemption increased the Company’s equity voting interest in GovDelivery from 89% to 93% as of August 31, 2010 and resulted in a decrease in the Company’s carrying value in GovDelivery of $0.3 million and an offsetting decrease to additional paid-in capital. See the “Changes in Equity” subheading in this Note 3 for a detail of the activity related to changes in equity, including the effects of the equity adjustment related to the change in the Company’s ownership in GovDelivery reflected in the line item “Net impact of consolidated partner companies’ equity transactions.”
In connection with GovDelivery’s sale of GovDocs, the Company recorded a reduction to goodwill and intangibles, net of accumulated amortization, of $0.3 million and $1.1 million, respectively, during the three months ended September 30, 2010. These assets related to the GovDocs business and had been recorded by the Company as part of its purchase accounting for the acquisition of GovDelivery on December 31, 2009. The Company’s Consolidated Balance Sheets as of December 31, 2009 has been adjusted to reduce the goodwill and intangible assets, net balances and reflect these amounts as assets related to discontinued operations. See Note 12, “Discontinued Operations,” for further discussion regarding GovDelivery’s sale of GovDocs.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Ownership Interests in Partner Companies, Goodwill and Intangibles, net — (Continued)
Changes in Equity
The following table details the activity related to equity attributable to Internet Capital Group, Inc., equity attributable to the noncontrolling interest and total equity for the nine months ended September 30, 2010, including the effects of the changes in the Company’s ownership interests in GovDelivery, ICG Commerce and InvestorForce on the Company’s equity, as well as the August 2010 dividend payment from ICG Commerce.

	Nine months ended September 30, 2010
	Internet Capital
	Group, Inc.’s
	Stockholders’	Noncontrolling	Total
	Equity	Interest	Equity

Balance at December 31, 2009	$280,665	$22,497	$303,162
Net income	46,323	781	47,104
Net reclassification adjustment and unrealized depreciation in marketable securities	(71,170)	—	(71,170)
Net equity-based compensation plans activity	1,593	—	1,593
Net impact of ICG Commerce acquisitions	(38,851)	(10,796)	(49,647)
Net impact of consolidated partner companies’ equity transactions	3,986	(5,951)	(1,965)
Net impact of other equity transactions	(21)	—	(21)

Balance at September 30, 2010	$222,525	$6,531	$229,056

Pro Forma Information — Consolidated Companies
The Company completed its acquisition of GovDelivery on December 31, 2009. Therefore, results of GovDelivery’s operations are not included in the Company’s Consolidated Statements of Operations for the nine months ended September 30, 2009. Additionally, GovDelivery’s redemption of shares of its Series AA Preferred Stock related to the sale of GovDocs on August 31, 2010 increased the Company’s equity voting interest in GovDelivery to 93%.
The Company acquired an additional 12% and 5% equity voting interest in ICG Commerce on May 5, 2010 and July 1, 2010, respectively. Additionally, stock option exercises at ICG Commerce that occurred during the three months ended September 30, 2010 slightly reduced the Company’s equity voting interest in ICG Commerce. As a result of these transactions, the Company’s equity voting interest in ICG Commerce was 80% as of September 30, 2010.
The following table details revenue, net income (loss) attributable to Internet Capital Group, Inc. and net income (loss) per diluted share attributable to Internet Capital Group, Inc. in the relative period, had the Company owned 80% and 93% of ICG Commerce and GovDelivery excluding GovDocs, respectively, for the entire three and nine months ended September 30, 2010, and 80% and 93% of ICG Commerce and GovDelivery excluding GovDocs, respectively, for the three and nine months ended September 30, 2009.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands, except for share data)

Revenue	$30,222	$24,352	$82,634	$71,258

Net income (loss) attributable to Internet Capital Group, Inc.	$1,776	$2,919	$46,633	$(16,632)

Net income (loss) per diluted share attributable to Internet Capital Group, Inc.	$0.05	$0.08	$1.27	$(0.45)

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Ownership Interests in Partner Companies, Goodwill and Intangibles, net — (Continued)
Impairments — Consolidated Companies
During the three and nine months ended September 30, 2009, as a result of certain triggering events and the purchase of substantially all of the assets and certain liabilities of Vcommerce by Channel Intelligence, the Company performed its goodwill impairment testing as described in Note 2, “Significant Accounting Policies.” The Company determined that goodwill impairment charges of $1.1 million and $4.9 million were required in the three- and nine-month periods ended September 30, 2009, respectively. These impairment charges are included in the line item “Impairment related and other” on the Company’s Consolidated Statements of Operations in each relevant period. The Company has no future obligation for Vcommerce’s liabilities and does not expect any future proceeds. Subsequent to the transaction, Vcommerce’s residual assets and liabilities are immaterial and are not included on the Company’s Consolidated Balance Sheets at September 30, 2009 or thereafter.
Equity Method Companies
The following unaudited summarized financial information relates to the Company’s partner companies accounted for under the equity method of accounting as of September 30, 2010 and December 31, 2009. This aggregate information has been compiled from the financial statements and capitalization tables of the Company’s individual equity method partner companies.
Balance Sheets (Unaudited) (1)

	September 30, 2010	December 31, 2009
	(in thousands)
Cash, cash equivalents and short-term investments	$54,835	$71,963
Other current assets	55,235	59,963
Other non-current assets	156,809	157,639

Total assets	$266,879	$289,565

Current liabilities	$111,993	$122,096
Non-current liabilities	25,998	12,812
Long-term debt	13,803	13,969
Stockholders’ equity	115,085	140,688

Total liabilities and stockholders’ equity	$266,879	$289,565

Total carrying value	$85,977	$97,777

(1)	Includes Acquirgy (25%), Channel Intelligence (50%), ClickEquations (33%), Freeborders (31%), GoIndustry (26%), Metastorm (33%), SeaPass (26%), StarCite (36%) and WhiteFence (36%) for both periods presented. The Company’s ownership interest in Channel Intelligence is rounded up to 50%. The Company does not consolidate Channel Intelligence because it does not own a majority interest in the partner company and because additional factors support that it does not control the operations of Channel Intelligence.
At September 30, 2010, the Company’s aggregate carrying value in equity method partner companies exceeded the Company’s share of net assets of these equity partner companies by $50.1 million. Of this excess, $38.1 million has been allocated to goodwill, which is not amortized, and $12.0 million has been allocated to intangibles, which are generally amortized over a range of three to seven years. Amortization expense associated with these intangibles was $0.6 million and $2.0 million for the three and nine months ended September 30, 2010, respectively. Amortization expense associated with these intangibles was $0.5 million and $1.5 million for the three and nine months ended September 30, 2009, respectively. This amortization expense is included in the line item “Amortization of intangible assets” in the following table and in the line item “Equity loss” on the Company’s Consolidated Statements of Operations.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Ownership Interests in Partner Companies, Goodwill and Intangibles, net — (Continued)
Results of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010 (1)	2009 (2)	2010 (1)	2009 (2)
	(in thousands)		(in thousands)
Revenue	$59,655	$57,003	$174,445	$169,618

Net income (loss)	$(7,932)	$(6,541)	$(25,974)	$(25,010)

Equity loss excluding impairments and amortization of intangible assets	$(2,308)	$(2,238)	$(8,904)	$(8,623)
Impairment charge of GoIndustry	—	—	(2,914)	(544)
Amortization of intangible assets	(644)	(523)	(2,049)	(1,471)

Total equity loss	$(2,952)	$(2,761)	$(13,867)	$(10,638)

(1)	Includes Acquirgy, Channel Intelligence, ClickEquations, Freeborders, GoIndustry, Metastorm, SeaPass, StarCite and WhiteFence.

(2)	Includes Acquirgy (from date of acquisition), Channel Intelligence, ClickEquations, Freeborders, GoIndustry, Metastorm, StarCite and White Fence.
Other Equity Company Information
During the three and nine months ended September 30, 2009, the Company deployed a total of $1.9 million and $3.3 million, respectively, in conjunction with financing transactions that resulted in a decrease in our equity interest in GoIndustry from 29% to 26% during the three-month period ended September 30, 2009. Additionally, the issuance of shares of common stock by GoIndustry during the nine months ended September 30, 2010 slightly reduced the Company’s equity interest in GoIndustry. Those reductions in the Company’s equity interest in GoIndustry were accounted for as dispositions of shares and resulted in a dilution loss of $0.4 million in the three months ended September 30, 2009, and dilution losses of $0.1 million and $0.4 million in the nine months ended September 30, 2010 and 2009, respectively; those losses were recorded in “Other income (loss), net” on the Company’s Consolidated Statements of Operations in the relevant period. Adjusting for a 100-for-1 reverse stock split that occurred during 2010, the Company owned 2,546,743 shares of GoIndustry common stock as of September 30, 2010 and December 31, 2009, or 26% of the outstanding GoIndustry shares as of each of those dates.
During the nine months ended September 30, 2010 and 2009, the Company determined that its equity holdings in GoIndustry common stock experienced other-than-temporary declines in fair market value. As a result, the Company recorded impairment charges of $2.9 million and $0.5 million during the nine months ended September 30, 2010 and 2009, respectively, to reduce the Company’s carrying value to GoIndustry’s fair market value based on the fair value “Level 1” observation, as defined in Note 5, “Financial Instruments.” These charges are included in “Equity loss” on the Company’s Consolidated Statements of Operations in the relevant periods. The carrying value of the Company’s equity holdings in GoIndustry was $2.3 million and $5.7 million as of September 30, 2010 and December 31, 2009, respectively.
During the three and nine months ended September 30, 2009, the Company participated in financing transactions related to several other equity method partner companies. These transactions included the acquisition of a 25% equity interest in Acquirgy on July 1, 2009, as well as follow-on fundings for Channel Intelligence, ClickEquations, and StarCite. The total amount of funds deployed in these transactions for the three- and nine-month periods ended September 30, 2009 was $5.3 million and $8.9 million, respectively. The Company completed purchase price allocations for these equity-method acquisitions and will amortize the resulting $3.7 million of definite-lived intangible assets over periods ranging from three to ten years. The remaining purchase price is attributable to goodwill, indefinite-lived intangible assets and additional net tangible assets.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Ownership Interests in Partner Companies, Goodwill and Intangibles, net — (Continued)
During the three- and nine-month periods ended September 30, 2010, the Company acquired convertible long-term notes from ClickEquations and WhiteFence in separate transactions. The Company paid a total of $1.7 million and $2.1 million in the three and nine months ended September 30, 2010, respectively, for these notes. These note acquisitions did not change the Company’s equity voting interests in those partner companies.
Other
The Company owns approximately 9% of Anthem Ventures Fund, L.P. (“Anthem”), a fund that invests in technology companies. Anthem, formerly eColony, Inc., was acquired by the Company in 2000. The Company currently has no carrying value in Anthem. Accordingly, the receipt of distributions from Anthem, if any, by the Company would result in a gain at the time the Company receives such distributions.
Escrow Information
During the nine months ended September 30, 2010 and 2009, the Company received a distribution of $1.8 million and $1.2 million, respectively, of previously escrowed funds, which distributions related to the sale of the Company’s former partner company, Marketron International, Inc. (“Marketron”). The 2010 distribution constituted the final escrow release related to Marketron and included $0.1 million of interest, which is recorded in “Interest income” on the Company’s Consolidated Statements of Operations. During the nine months ended September 30, 2010, 47,056 shares of IntercontinentalExchange, Inc. (“ICE”) common stock were released from escrow to the Company. These shares related to sale consideration that had been set aside to satisfy potential purchase price adjustments and/or potential indemnity claims in connection with the sale of Creditex Group, Inc. (“Creditex”) to ICE on August 29, 2008. The Company recorded a gain of $5.1 million during the nine months ended September 30, 2010 as a result of the receipt of these shares, which were valued based on the closing price of ICE’s common stock on the dates these shares were released to the Company. Immediately following receipt of the ICE shares from escrow, the Company sold the shares for total proceeds of $5.2 million and recognized an incremental gain of $0.1 million during the nine months ended September 30, 2010. The gains related to these escrow distributions and the incremental gain related to the sale of the ICE common stock are recorded in “Other income (loss), net” on the Company’s Consolidated Statements of Operations.
As of September 30, 2010, the Company had 13,069 outstanding shares of ICE common stock remaining in escrow; the stock was valued at $1.4 million based on the September 30, 2010 closing stock price of ICE’s common stock. Additionally, the Company had outstanding aggregate cash proceeds, subject to indemnity claims, of $1.2 million associated with escrowed proceeds from sales of former equity method partner companies. The release of additional escrowed proceeds, if any, to the Company would result in additional gains at the time the Company is entitled to such proceeds, the amount is fixed or determinable and realization is assured.
4. Marketable Securities and Related Derivatives
Marketable securities represent the Company’s holdings in publicly-traded equity securities accounted for as available-for-sale securities. At September 30, 2010, the Company did not hold interests in any marketable securities. At December 31, 2009, the Company held a noncontrolling interest in Blackboard, Inc. (“Blackboard”), which is traded on the NASDAQ Global Market (NASDAQ: BBBB). The cost, unrealized holding gains/(losses), and fair value of the 1,619,571 shares of Blackboard common stock held by the Company at December 31, 2009 were $2.3 million, $71.2 million and $73.5 million, respectively. The Company’s cost for Blackboard of $2.3 million includes the value of warrants exercised and the carrying value on the date Blackboard common stock became a publicly-traded security.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. Marketable Securities and Related Derivatives — (Continued)
During the three and nine months ended September 30, 2010, the Company sold 250,000 shares and 1,619,571 shares, respectively, of Blackboard common stock at average prices per share of $38.00 and $42.87, respectively. The Company received total proceeds of $9.5 million and $69.4 million during the three and nine months ended September 30, 2010, respectively, and recognized a gain on the sale of these securities in the amount of $9.1 million and $67.0 million in those respective periods. During the three and nine months ended September 30, 2009, the Company sold 400,000 shares of Blackboard common stock at an average price of $36.50 per share for total proceeds of $14.6 million. The Company recognized a gain on the sale of those securities in the amount of $14.0 million. The gains on the sales of Blackboard common stock are included in “Other income (loss), net” on the Company’s Consolidated Statements of Operations.
From time to time during the nine months ended September 30, 2010, the Company also held shares of ICE common stock; all of these shares were both obtained and sold during the period. See Note 3, “Ownership Interests in Partner Companies, Goodwill and Intangibles, net.”
5. Financial Instruments
Derivative Financial Instruments
During the three and nine months ended September 30, 2010, ICG Commerce utilized put options and call options to mitigate the risk of currency fluctuations at ICG Commerce’s operations in the United Kingdom and Europe. The net mark-to-market adjustments recognized by ICG Commerce are detailed in the below table and represent the premiums paid for the options by ICG Commerce, as well as the change in value of the options related to the fluctuation of exchange rates during the relevant period.
From February 2006 to July 2010, the Company managed its exposure to and benefits from price fluctuations of Blackboard common stock through the use of cashless collar contracts. Although these instruments were derivative securities, their economic risks were similar to, and managed on the same basis as, the risks associated with the Blackboard common stock held by the Company. As of September 30, 2010, all cashless collar contracts held by the Company expired or were terminated by the Company. As of December 31, 2009, the Company was party to cashless collar contracts to hedge 1,000,000 shares of the total 1,619,571 shares of Blackboard common stock it held at that date. During the nine months ended September 30, 2010, the Company incurred costs of $0.2 million to terminate five cashless collar contracts related to a total of 625,000 shares of Blackboard common stock and recorded a loss in this amount, which is included in “Other income (loss), net” on the Company’s Consolidated Statements of Operations for the 2010 period. Two cashless collar contracts relating to the remaining 375,000 shares of Blackboard common stock expired during the nine months ended September 30, 2010. Since the value of the matured hedges was zero, there was no gain or loss associated with the expiration of those contracts. The cashless collar contracts were marked to market through earnings each period, which impact is detailed in the below table. The income or loss was primarily driven by the change in the closing price of Blackboard common stock from the beginning of the quarter to the end of the quarter. The mark-to-market impact was generally an expense if Blackboard’s stock price rose, or income if Blackboard’s stock price declined, during the relevant quarter.
The following table presents the classifications and fair values of our derivative instruments as of September 30, 2010 and December 31, 2009:

Consolidated Balance Sheets
		September 30,	December 31,
		2010	2009
Derivative	Classification	(in thousands)
Cashless collar contracts	Hedges of marketable securities	$—	$(547)
Foreign exchange put option	Other assets, net	$1	$—

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5. Financial Instruments — (Continued)
The following table presents the mark-to-market impact on earnings resulting from our hedging activities for the periods ended September 30, 2010 and 2009:

Consolidated Statements of Operations
		Three months ended		Nine months ended
		September 30,		September 30,
		(in thousands)
Derivatives	Classification	2010	2009	2010	2009
Cashless collar contracts	Other income (loss), net	$(185)	$(3,393)	$547	$(5,950)
Foreign exchange put options	Other income (loss), net	$(76)	$(5)	$(60)	$(33)
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
The fair values of the Company’s financial assets measured at fair value on a recurring basis were as follows:

	Balance at
	September 30,
	2010	Level 1	Level 2		Level 3
	(in thousands)
Cash equivalents (money market accounts)	$85,859	$85,859	$—		$—
Hedges of foreign currency risk (see Note 5)	1	—	1	(1)	—

	$85,860	$85,859	$1		$—

	Balance at
	December 31,
	2009	Level 1	Level 2		Level 3
	(in thousands)
Cash equivalents (money market accounts)	$49,972	$49,972	$—		$—
Marketable securities (see Note 4)	73,512	73,512	—		—
Hedges of marketable securities (see Note 5)	(547)	—	(547)	(1)	—

	$122,937	$123,484	$(547)		$—

(1)	The Company’s respective counterparties under these arrangements provided the Company with quarterly statements of the market values of these instruments based on significant inputs that are observable or can be derived principally from, or corroborated by, observable market data for substantially the full term of the relevant asset or liability.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6. Debt
Long-Term Debt
The Company’s long-term debt of $21.2 million and $1.0 million as of September 30, 2010 and December 31, 2009, respectively, relates to its consolidated partner companies. Long-term debt at September 30, 2010 primarily relates to a term loan originated on August 3, 2010 between ICG Commerce and PNC Bank. The long-term debt as of September 30, 2010 is due as follows: $4.6 million is classified as current and is due within one year, and the remaining $16.6 million is due at various times through 2015. The long-term debt as of December 31, 2009 was due as follows: $0.4 million was classified as current and was due within one year, and the remaining $0.6 million was due at various times through 2013.
Loan and Credit Agreements
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
There were no amounts (including letters of credit) outstanding under the relevant line of credit agreements as of September 30, 2010 and December 31, 2009. The proceeds from the $20.0 million term loan were used to fund a cash dividend paid to certain stockholders of ICG Commerce, including the Company, on August 4, 2010. See Note 3, “Ownership Interests in Partner Companies, Goodwill and Intangibles, net.”

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6. Debt — (Continued)
On December 18, 2009, the Company entered into an amended and restated loan agreement with Comerica Bank (the “Loan Agreement”) that provides for the issuance of letters of credit of up to $10.0 million, subject to a cash-secured borrowing base as defined by the Loan Agreement. The Loan Agreement expires on December 17, 2010 and replaces the Letter of Credit Agreement, as amended, between the same parties, which expired on December 12, 2009. Issuance fees of 0.50% per annum of the face amount of each letter of credit will be paid to Comerica Bank subsequent to issuance. The Loan Agreement is also subject to a 0.25% per annum unused commitment fee payable to the bank on a quarterly basis. No amounts were outstanding under these agreements at September 30, 2010 or December 31, 2009.
On May 8, 2008, the Company entered into a series of loan agreements with Credit Suisse Capital LLC. Under these agreements, the Company could, from time to time, borrow funds secured by the cashless collar contracts that the Company previously entered into with respect to its shares of Blackboard common stock. On July 26, 2010, the Company terminated its remaining cashless collar contracts. Accordingly, these loan agreements were also terminated as of that date. The Company did not at any time draw any amounts under these loan agreements.
7. Segment Information
The Company’s reportable segments consist of two reporting segments, the “core” segment and the “venture” segment. All of the Company’s partner companies are included in either the core or venture segment, while companies with respect to which the Company’s equity interests have been designated as marketable securities are considered “corporate” assets. At September 30, 2010, the core segment includes the results of the Company’s consolidated partner companies, records the Company’s share of earnings and losses of certain partner companies accounted for under the equity method of accounting and captures the Company’s basis in the assets of its core segment partner companies. At September 30, 2010, the venture segment records the Company’s share of earnings and losses of certain partner companies accounted for under the equity method of accounting and captures the Company’s basis in the assets of its venture segment partner companies.
The core reporting segment includes those consolidated and equity method partner companies in which ICG owns a principal controlling equity voting interest (54% on average as of September 30, 2010) and in which ICG’s management takes a very active role in providing strategic direction and management assistance. The Company expects to devote relatively large initial amounts of capital to acquire core partner companies. The venture reporting segment includes partner companies in which the Company generally devotes less capital than it does to its core companies and, therefore, in which it holds relatively smaller ownership stakes than it does in its core companies (28% on average as of September 30, 2010) and has less influence over their strategic direction and management decisions than it does over those of its core companies.
Approximately 7% and 8% of the Company’s consolidated revenues for the three and nine months ended September 30, 2010, respectively, relate to sales generated in the United Kingdom. Approximately 10% of the Company’s consolidated revenues for both the three and nine months ended September 30, 2009 relate to sales generated in the United Kingdom. The remaining consolidated revenues for the three and nine months ended September 30, 2010 and 2009 primarily relate to sales generated in the United States. As of September 30, 2010 and December 31, 2009, the Company’s assets were located primarily in the United States.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7. Segment Information — (Continued)
The following summarizes selected information related to the Company’s segments for the respective periods. All significant intersegment activity has been eliminated. Assets are owned or allocated assets used by each reporting segment.

Segment Information
(in thousands)
				Reconciling Items
			Total	Discontinued			Consolidated
	Core	Venture	Segment	Operations	Corporate	Other(1)	Results
Three Months Ended September 30, 2010
Revenues	$30,222	$—	$30,222	$—	$—	$—	$30,222
Net income (loss) attributable to Internet Capital Group, Inc.	$(2,187)	$(997)	$(3,184)	$601	$(4,375)	$8,749	$1,791

Three Months Ended September 30, 2009
Revenues	$22,572	$—	$22,572	$—	$—	$—	$22,572
Net income (loss) attributable to Internet Capital Group, Inc.	$(1,742)	$(638)	$(2,380)	$—	$(3,366)	$8,817	$3,071

Nine Months Ended September 30, 2010
Revenues	$82,634	$—	$82,634	$—	$—	$—	$82,634
Net income (loss) attributable to Internet Capital Group, Inc.	$(9,295)	$(3,465)	$(12,760)	$802	$(13,514)	$71,795	$46,323

Nine Months Ended September 30, 2009
Revenues	$66,301	$—	$66,301	$—	$—	$—	$66,301
Net income (loss) attributable to Internet Capital Group, Inc.	$(6,040)	$(2,398)	$(8,438)	$—	$(12,057)	$4,012	$(16,483)

(1)	Components of Other

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Corporate other income (loss) (Note 11)	$8,978	$10,220	$74,379	$10,438
Noncontrolling interest	(229)	(277)	(781)	(1,006)
Impairment of Vcommerce (Core) (Note 3)	—	(1,126)	—	(4,876)
Impairment of GoIndustry (Venture) (Note 3)	—	—	(2,914)	(544)
Corporate income tax benefit	—	—	1,111	—

	$8,749	$8,817	$71,795	$4,012

			Total	Discontinued			Consolidated
	Core	Venture	Segment	Operations	Corporate	Other	Results

Assets as of:
September 30, 2010	$184,835	$15,834	$200,669	$—	$79,047	$—	$279,716

Assets as of:
December 31, 2009	$191,036	$21,832	$212,868	$1,750	$115,469	$—	$330,087

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8. Parent Company Financial Information
Parent company financial information is provided to present the financial position and results of operations of the Company and its wholly-owned subsidiaries as if the partner companies accounted for under the consolidation method of accounting were accounted for under the equity method of accounting for all applicable periods presented. The Company’s share of the consolidated partner companies’ losses is included in “Equity loss” in the Parent Company Statements of Operations for all periods presented based on the Company’s ownership percentage in each period. The carrying value of the consolidated companies as of September 30, 2010 and December 31, 2009 is included in “Ownership interests in partner companies” in the Parent Company Balance Sheets set forth below.
Parent Company Balance Sheets

	As of September 30, 2010	As of December 31, 2009
	(unaudited)
	(in thousands)
Assets
Cash and cash equivalents	$70,708	$29,443
Income tax receivable	6,314	11,071
Other current assets	639	562

Current assets	77,661	41,076
Ownership interests in partner companies	148,167	170,498
Marketable securities	—	73,512
Intangible assets	400	—
Other	986	881

Total assets	$227,214	$285,967

Liabilities and stockholders’ equity
Current liabilities	$4,404	$4,433
Hedges of marketable securities	—	547
Non-current liabilities	294	350
Stockholders’ equity	222,516	280,637

Total liabilities and stockholders’ equity	$227,214	$285,967

Parent Company Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(unaudited)
	(in thousands)
Revenues	$—	$—	$—	$—
Operating expenses
General and administrative	3,622	3,452	12,943	12,357
Impairment related and other	796	1,126	796	4,876

Total operating expenses	4,418	4,578	13,739	17,233

	(4,418)	(4,578)	(13,739)	(17,233)
Other income (loss), net*	7,622	10,220	73,023	10,438
Interest income (expense), net	43	86	225	300

Income (loss) before income taxes and equity loss	3,247	5,728	59,509	(6,495)
Equity loss	(1,456)	(2,657)	(14,297)	(9,988)
Income tax benefit (expense)	—	—	1,111	—

Net income (loss)	$1,791	$3,071	$46,323	$(16,483)

*	For purposes of Parent Company reporting, discontinued operations (see Note 12) are included in the “Other income (loss), net” line item.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8. Parent Company Financial Information — (Continued)
Parent Company Statements of Cash Flows

	Nine Months Ended
	September 30,
	2010	2009
	(unaudited)
	(in thousands)
Operating Activities
Net income (loss)	$46,323	$(16,483)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	46	75
Equity-based compensation	1,925	2,782
Equity loss	14,297	9,988
Other (income) loss*	(72,992)	(10,438)
Impairment related and other	796	4,876
Changes in assets and liabilities, net of effect of acquisitions:
Income tax receivable	4,757	—
Prepaid expenses and other assets	(77)	139
Accounts payable	17	(8)
Accrued expenses	(791)	(19)
Accrued compensation and benefits	(72)	(891)
Other liabilities	(57)	(60)

Cash provided by (used in) operating activities	(5,828)	(10,039)
Investing Activities
Capital expenditures, net	(445)	(20)
Proceeds from sales of marketable securities	74,383	9,533
Proceeds from sales of ownership interests in partner companies	1,836	2,177
Receipt of cash dividend from ICG Commerce	25,380	—
Acquisitions of ownership interests in partner companies, net	(4,102)	(18,246)

Cash provided by (used in) investing activities	97,052	(6,556)
Financing Activities
Acquisition of noncontrolling interest in subsidiary equity	(49,647)	—
Tax withholdings related to equity-based awards	(312)	—
Purchase of treasury stock	—	(370)

Cash provided by (used in) financing activities	(49,959)	(370)

Net increase (decrease) in cash and cash equivalents	41,265	(16,965)
Cash and cash equivalents at beginning of period	29,443	73,208

Cash and cash equivalents at end of period	$70,708	$56,243

*	For purposes of Parent Company reporting, discontinued operations (see Note 12) are included in the “Other income (loss), net” line item.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9. Equity-Based Compensation
Equity-based compensation for the three and nine months ended September 30, 2010 and 2009 is primarily included in “Selling, general and administrative” on the Company’s Consolidated Statements of Operations for the relevant periods. The following table provides additional information related to the Company’s equity-based compensation:

						Weighted
						Average Years
					Unrecognized	Remaining of
					Equity-Based	Equity-Based
	Three Months Ended		Nine Months Ended		Compensation	Compensation
	September 30,		September 30,		at Sept. 30,	Expense at
	2010	2009	2010	2009	2010	Sept. 30, 2010
	(in thousands, except weighted average years)

Stock Appreciation Rights	$496	$452	$1,540	$2,437	$5,503	3.3
Stock Options	—	—	—	3	1	2.2
Restricted Stock	(4)	18	72	53	263	3.3
Deferred Stock Units	54	36	150	138	87	0.4

Equity-Based Compensation	$546	$506	$1,762	$2,631	$5,854
Equity-Based Compensation for Consolidated Partner Companies	162	174	535	546	1,130	4.3

Equity-Based Compensation	$708	$680	$2,297	$3,177	$6,984

Stock Appreciation Rights (SARs)
SARs represent the right of the holder to receive, upon exercise of each SAR, shares of Common Stock equal to the amount by which the fair market value of a share of common stock on the date of exercise of the SAR exceeds the base price of the SAR. During the nine months ended September 30, 2010, the Company granted 1,406,940 SARs to employees and non-management directors at a weighted-average base price of $6.79 per share and a weighted-average fair value of $3.96 per share. There were no SAR grants during the three or nine months ended September 30, 2009. During the three and nine months ended September 30, 2010, 531,020 and 586,020 SARs were exercised, respectively. There were no SARs exercised in the three or nine months ended September 30, 2009. During the three and nine months ended September 30, 2010, 64,937 SARs were forfeited and compensation cost related to the total number of SARs expected to vest was reduced by less than $0.1 million. There were no forfeitures during the three or nine months ended September 30, 2009. There were 4,726,353 and 3,970,370 SARs outstanding at September 30, 2010 and December 31, 2009, respectively. The aggregate intrinsic values of the SARs outstanding at September 30, 2010 and December, 31, 2009 were $17.2 million and $0, respectively.
SARs Fair Value Assumptions
The following assumptions were used to determine the fair value of SARs granted to employees and non-management directors by the Company:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Expected volatility	—	—	60%	—
Average expected life of SAR (in years)	—	—	2.75-6.25	—
Risk-free interest rate	—	—	1.55-2.92%	—
Dividend yield	—	—	0.0%	—

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
Stock Options
The fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model. Stock options generally vest over four years. During the three and nine months ended September 30, 2010, 1,000 and 26,626 stock options expired, respectively. During the three and nine months ended September 30, 2009, 40,050 and 85,800 stock options expired, respectively. There were no stock options granted during the three and nine months ended September 30, 2010. During the nine months ended September 30, 2009, the Company granted 250 stock options to employees at a weighted-average base price of $4.30 per share and a weighted-average fair value of $2.47 per share. There were 503,778 and 529,404 stock options outstanding as of September 30, 2010 and December 31, 2009, respectively.
Restricted Stock
During the nine months ended September 30, 2010, the Company granted 25,000 shares of restricted stock to certain employees. These awards vest over four years and were valued at $0.2 million on the date of grant. There were no restricted stock awards granted during the three and nine months ended September 30, 2009. During the three and nine months ended September 30, 2010 and 2009, 525 shares and 3,025 shares of restricted stock vested, respectively. During the three and nine months ended September 30, 2010, 7,500 shares of restricted stock were forfeited and compensation cost related to the total number of restricted stock awards expected to vest was reduced by less than $0.1 million. There were no forfeitures during the three or nine months ended September 30, 2009. There were 49,000 and 34,525 restricted stock awards outstanding at September 30, 2010 and December 31, 2009, respectively.
Deferred Stock Units (DSUs)
During the nine months ended September 30, 2010, the Company issued 36,000 DSUs to the Company’s non-management directors under the Non-Management Director Compensation Plan that will vest in the first quarter of 2011. These DSUs were valued at $0.2 million. During the three and nine months ended September 30, 2010, 4,500 DSUs were forfeited, and compensation cost related to the total number of DSUs expected to vest was reduced by less than $0.1 million. During the nine months ended September 30, 2009, the Company issued 36,000 DSUs to the Company’s non-management directors under the Non-management Director Compensation Plan that vested during the nine months ended September 30, 2010. Those DSUs were valued at $0.1 million.
During the three and nine months ended September 30, 2010, the Company issued 6,543 DSUs and 21,359 DSUs, respectively, to the Company’s non-management directors. During the three and nine months ended September 30, 2009, the Company issued 7,385 DSUs and 27,916 DSUs, respectively, to the Company’s non-management directors. These DSUs were issued in lieu of cash payable to those directors for services provided to the Company’s Board of Directors and its committees and vested immediately. The expense of $0.1 million and $0.2 million for the three and nine months, respectively, ended September 30, 2010 and 2009, associated with the quarterly grants for service is included in “Selling, general and administrative” on the Company’s Consolidated Statements of Operations but is not included in the “Equity-Based Compensation” table above.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9. Equity-Based Compensation — (Continued)
Consolidated Partner Companies
GovDelivery, ICG Commerce and InvestorForce together recorded total equity-based compensation under their respective equity compensation plans of $0.2 million and $0.5 million during the three and nine months ended September 30, 2010, respectively. ICG Commerce recorded total equity-based compensation under its equity compensation plan of $0.2 million and $0.5 million during the three and nine months ended September 30, 2009, respectively.
Total unrecognized compensation cost related to non-vested equity-based awards granted under the consolidated partner companies’ plans was $1.1 million as of September 30, 2010. As of September 30, 2010, these costs are expected to be recognized over a weighted-average period of 4.3 years.
10. Other Income (Loss)
Other Income (Loss), net
Other income (loss), net consists of the effect of transactions and other events relating to the Company’s ownership interests in its partner companies and its operations in general.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands)

Realized gains on marketable securities, net of hedge termination costs (Notes 4 and 5)	$9,155	$14,004	$66,952	$14,178
Unrealized gain (loss) on mark-to-market of hedges (Note 5)	(185)	(3,393)	547	(5,950)
Gain on sale of Creditex (Note 3)	—	—	5,089	430
Gains on sales/distributions of ownership interests in partner companies	—	—	1,836	2,177
Dilution loss on GoIndustry (Note 3)	—	(388)	(67)	(388)
Other	8	(3)	22	(9)

	8,978	10,220	74,379	10,438
Total other income (loss) for consolidated partner companies	218	6	(260)	787

	$9,196	$10,226	$74,119	$11,225

During the nine months ended September 30, 2010 and 2009, the Company recorded gains of $1.8 million and $2.2 million, respectively, related to distributions of various ownership interests in former partner companies, primarily the escrow releases related to Marketron discussed in Note 3, “Ownership Interests in Partner Companies, Goodwill and Intangibles, net.” These gains are included in “Gains on sales/distributions of ownership interests in partner companies” in the above table.
During the three and nine months ended September 30, 2010, ICG Commerce recorded foreign currency gains of $0.2 million and foreign currency losses of $0.3 million, respectively, related to changes in exchange rates associated with its operations in the United Kingdom and Europe. ICG Commerce recorded foreign currency gains of less than $0.1 million and $0.8 million during the three and nine months ended September 30, 2009, respectively. These foreign currency gains and losses comprise the majority of the other income (loss) for the Company’s consolidated partner companies included in the above table.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11. Income Taxes
Prior to the Company’s acquisition of an additional 17% of ICG Commerce during the nine months ended September 30, 2010, the Company, InvestorForce and GovDelivery joined in filing a consolidated federal income tax return. As a result of a change in ownership of the Company under Internal Revenue Code Section 382 that occurred in 2004, its net operating loss carryforwards and capital loss carryforwards are subject to an annual limitation. The annual limitation on the utilization of these carryforwards is approximately $14.5 million. This annual limitation can be carried forward if it is not used. The Company did not use the limitation in 2009; therefore, the amount available for 2010 is $29.0 million. Together, excluding the results for the nine months ended September 30, 2010, the Company and InvestorForce have $217.8 million available for these carryforwards. These losses expire in varying amounts between 2010 and 2023. Additionally, the Company and InvestorForce have $25.4 million of net operating loss carryforwards and $3.0 million of capital loss carryforwards that are not subject to the Section 382 annual limitation. The net operating losses expire between 2026 and 2029 and the capital losses expire in 2014.
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
The Company recorded a tax benefit of $1.2 million during the nine months ended September 30, 2010. This benefit is attributable to $0.7 million of interest related to a portion of the tax receivable that was paid by the Internal Revenue Service during the three months ended June 30, 2010, as well as a provision to return adjustment of $0.5 million to reflect the actual net operating loss carryback related to the 2009 tax year.
As of December 31, 2009, the Company was entitled to aggregate income tax refunds of $11.1 million, primarily related to the completion of the Internal Revenue Service’s audits of the Company’s federal income tax returns for the years 2005 through 2007, as well as new legislation that expanded the ability of businesses to carryback net operating losses. During the three and nine months ended September 30, 2010, the Company received $0.1 million and $5.3 million, respectively, of this refund. The Company’s income tax receivable as of September 30, 2010 was $6.3 million; the Company expects to receive this payment during 2010.
Prior to the transactions to acquire an additional 17% of ICG Commerce that occurred during the nine months ended September 30, 2010, ICG Commerce filed its own consolidated federal income tax return. Due to ICG Commerce’s prior equity transactions, it experienced a change in ownership under Internal Revenue Code Section 382 in 2003. As a result, its net operating loss carryforwards are subject to an annual limitation. Based on an Internal Revenue Code Section 382 study completed in early 2010, and excluding ICG Commerce’s results for the nine months ended September 30, 2010, approximately $74.0 million of net operating loss carryforwards were expected to be available to ICG Commerce between December 31, 2009 and December 31, 2023. The annual limitation ICG Commerce has on the utilization of its net operating losses was $3.1 million per year. The amount available in 2010 was $34.1 million.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11. Income Taxes — (Continued)
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
ICG Commerce recorded tax expense of $2.9 million and $4.3 million for the three and nine months ended September 30, 2010, respectively, representing an effective tax rate of 49.7%. This rate differs from the federal rate of 35% due to foreign and state taxes offset by the increased valuation allowance due to the reduction in available net operating losses discussed below.
As discussed in Note 3, “Ownership Interest in Partner Companies, Goodwill and Intangibles, net,” in July 2010 the Company acquired an additional equity interest in ICG Commerce. As a result of this acquisition, ICG Commerce will join the Company’s consolidated federal tax return. One effect of this transaction was to reduce the amount of Section 382 limited net operating losses available to ICG Commerce by $2.6 million.
12. Discontinued Operations
On August 31, 2010, GovDelivery completed the sale of its GovDocs subsidiary to a former executive of GovDelivery for aggregate consideration of $1.8 million, which consisted of a combination of cash, a redemption of shares of GovDelivery’s Series AA preferred stock and a secured promissory note. GovDelivery received cash of $0.7 million, redeemed Series AA preferred shares valued at $0.8 million, and is the beneficiary of a promissory note in the amount of $0.3 million, that is payable through December 31, 2011. This transaction resulted in a gain on the sale of GovDocs of $0.6 million, which is included in “Income (loss) from discontinued operations” for the three and nine months ended September 30, 2010. As part of the transaction, the Company allocated goodwill and intangibles, net of accumulated amortization, of $0.3 million and $1.1 million, respectively, to the GovDocs business and has reclassified these amounts as “Assets of discontinued operations” on its Consolidated Balance Sheets as of December 31, 2009. These assets had been recorded by the Company as part of its acquisition accounting related to GovDelivery on December 31, 2009. To the extent they relate to GovDocs, amortization expense related to these intangible assets of less than $0.1 million and $0.1 million for the three and nine months ended September 30, 2010, respectively, as well as purchase price adjustments related to deferred revenue of less than $0.1 million and $0.2 million, respectively, have been reclassified and are included in “Income (loss) from discontinued operations” for the relative periods.
Revenue from GovDocs related to the distribution of labor law posters and was recognized upon delivery, provided a purchase order had been received, the price to the buyer was fixed or determinable and collectibility was reasonably assured. Revenues from update and subscription services for labor law posters were deferred and recognized ratably over the service term. GovDocs had revenues of $1.6 million from January 1, 2010 through August 31, 2010. The Company’s share of GovDoc’s net income for that period was $0.4 million. The revenue and operating activities of GovDocs have been removed from the line items in which they were reported in prior periods and the related net income of $0.1 million and $0.5 million is presented in the line item “Income (loss) from discontinued operations” on the Company’s Consolidated Statements of Operations for the three and nine months ended September 30, 2010, respectively. Additionally, the assets and liabilities reported in prior periods related to GovDocs have been presented separately on the Company’s Consolidated Balance Sheet as of December 31, 2009. The results and financial position of GovDocs were reported within the Company’s core segment prior to the sale on August 31, 2010.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
13. Net Income (Loss) per Share
The calculations of net income (loss) per share were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands, except $ per share amounts)
Basic and Diluted:
Income (loss) from continuing operations	$1,339	$3,071	$45,711	$(16,483)
Income (loss) from discontinued operations	452	—	612	—

Net income (loss) attributable to Internet Capital Group, Inc.	$1,791	$3,071	$46,323	$(16,483)

Basic:
Income (loss) from continuing operations per share	$0.04	$0.08	$1.25	$(0.45)
Income (loss from discontinued operations per share	0.01	—	0.02	—

Net income (loss) attributable to Internet Capital Group, Inc. per share	$0.05	$0.08	$1.27	$(0.45)

Diluted:
Income (loss) from continuing operations per share	$0.04	$0.08	$1.24	$(0.45)
Income (loss) from discontinued operations per share	0.01	—	0.02	—

Net income (loss) attributable to Internet Capital Group, Inc. per share	$0.05	$0.08	$1.26	$(0.45)

Shares used in computation of basic income (loss) per share	36,368	36,676	36,340	36,673
Stock options	60	39	40	—
Restricted stock	18	—	10	—
DSUs	19	25	9	—
SARs	491	—	280	—

Shares used in the computation of diluted income (loss) per share	36,956	36,740	36,679	36,673

The following dilutive securities were not included in the computation of diluted net loss per share because their effect would have been anti-dilutive:

		Weighted Average
	Shares	Price Per Share

Three Months Ended September 30, 2010
SARs	1,995,353	$7.45
Stock options	299,754	29.81
Restricted stock	—	$—
Deferred stock units	—	$—

Nine Months Ended September 30, 2010
SARs	1,995,353	$7.45
Stock options	299,754	$29.81
Restricted stock	—	$—
Deferred stock units	—	$—

Three Months Ended September 30, 2009
SARs	3,870,370	$7.65
Stock options	490,183	$38,41
Restricted stock	137	$—
Deferred stock units	10,796	$—

Nine Months Ended September 30, 2009
SARs	3,870,370	$7.65
Stock options	529,404	$35.56
Restricted stock	275	$—
Deferred stock units	36,000	$—

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
14. Comprehensive Income (Loss)
Comprehensive income (loss) is the change in equity of a business enterprise during a period resulting from transactions and other events and circumstances from non-owner sources. Excluding net loss, the Company’s primary source of comprehensive loss is net unrealized holding gains (losses) related to its marketable securities. The following table summarizes the components of comprehensive loss:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(unaudited)
	(in thousands)

Net income (loss)	$2,020	$3,348	$47,104	$(15,477)
Other comprehensive income (loss):
Unrealized holding gains (losses) in marketable securities	158	18,980	(4,055)	24,905
Reclassification adjustments/realized net gains on marketable securities	(9,127)	(14,004)	(67,114)	(14,178)
Other accumulated other comprehensive income (loss)	(28)	19	7	(69)

Comprehensive income (loss)	(6,977)	8,343	(24,058)	(4,819)
Less: Comprehensive income attributable to the noncontrolling interest	203	296	790	937

Comprehensive income (loss) attributable to Internet Capital Group, Inc.	$(7,180)	$8,047	$(24,848)	$(5,756)

15. Share Repurchase Program
In accordance with the Company’s share repurchase program, the Company may repurchase, from time to time, up to $25.0 million of shares of Common Stock in the open market, in privately negotiated transactions or pursuant to trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act. Since commencement of this program, the Company has repurchased a total of 2,440,400 shares of Common Stock at an average purchase price of $4.89 per share. The Company did not make any repurchases of Common Stock during the nine months ended September 30, 2010. The Company repurchased a total of 92,242 shares of Common Stock at an average purchase price of $3.97 per share during the nine months ended September 30, 2009. All repurchases are reflected in “Treasury stock, at cost” as a reduction of Stockholders’ Equity on the Company’s Consolidated Balance Sheets in the relevant period.

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
Executive Summary
We focus on acquiring and building SaaS, technology-enabled BPO and Internet marketing companies that improve the productivity and efficiency of their business customers. We call these companies our “partner companies.” As of September 30, 2010 and the date of this Report, we hold ownership interests in 12 companies that we consider our partner companies. Additionally, from time to time we hold marketable securities in other companies, which, as of September 30, 2010, consist of ICE common stock held in escrow. The results of operations of our partner companies are reported within two segments: the “core” reporting segment and the “venture” reporting segment. The core reporting segment includes those consolidated and equity method partner companies in which ICG owns a principal controlling equity voting interest (54% on average as of September 30, 2010) and in which ICG’s management takes a very active role in providing strategic direction and management assistance. We expect to devote relatively large initial amounts of capital to acquire our core partner companies. The venture reporting segment includes partner companies in which we generally devote less capital than we do to our core companies and, therefore, in which we hold relatively smaller ownership stakes than we do in our core companies (28% on average as of September 30, 2010) and have less influence over their strategic direction and management decisions than we do over those of our core companies.
The various interests that we acquire in our partner companies are accounted for under one of three accounting methods: the consolidation method, the equity method and the cost method. The applicable accounting method is generally determined based on our voting interest in a partner company. Generally, if we own more than 50% of the outstanding voting securities of a partner company, and other stockholders do not possess the right to affect the significant operational management decisions of that partner company, the partner company’s accounts are reflected in our Consolidated Financial Statements. Generally, if we own between 20% and 50% of the outstanding voting securities of a partner company, that partner company’s accounts are not reflected in our Consolidated Financial Statements, but our share of the earnings or losses of the partner company is reflected in the caption “Equity loss” in our Consolidated Statements of Operations. Partner companies not accounted for under either the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, our share of the earnings or losses of these companies is not included in our Consolidated Statements of Operations.

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
Liquidity and Capital Resources
The following table summarizes our and our consolidated subsidiaries’ cash and cash equivalents, restricted cash, and marketable securities as of September 30, 2010 and December 31, 2009:

	September 30, 2010			December 31, 2009
		Consolidated			Consolidated
	Corporate	Subsidiaries	Total	Corporate	Subsidiaries	Total
Cash and cash equivalents	$70,708	$20,030	$90,738	$29,443	$26,038	$55,481
Restricted cash	—	151	151	—	47	47

	$70,708	$20,181	$90,889	$29,443	$26,085	$55,528

Marketable securities (1)	$—	$—	$—	$72,965	$—	$72,965

(1)	Includes an offsetting liability of $0.5 million at December 31, 2009, related to derivative instruments associated with the Company’s marketable securities.
We believe existing cash and cash equivalents, cash flow from operations, proceeds from the potential sales of all or a portion of our interests in certain partner companies, borrowings, including by our consolidated subsidiaries, and equity issuances to be sufficient to fund our and our consolidated subsidiaries’ cash requirements for the foreseeable future, including any future commitments to partner companies, debt obligations and general operating requirements. As of the date of this filing, we were not obligated for any material funding or guarantee commitments to existing partner companies. We will continue to evaluate acquisition opportunities and may acquire additional ownership interests in new and existing partner companies during 2010; however, such acquisitions will generally be made at our discretion.
Our consolidated working capital increased $29.0 million from December 31, 2009 to September 30, 2010, due to an increase in cash related to sales of Blackboard common stock, receipt of the dividend payment from ICG Commerce, which was paid from the proceeds of a new $20.0 million term loan at ICG Commerce, and an increase in customer receivables at our consolidated partner companies, partially offset by a decrease in our income tax receivable and increases in both current maturities of long-term debt related to ICG Commerce’s term loan and deferred revenue at GovDelivery.

Summary of Statements of Cash Flows — from continuing operations

	Nine Months Ended
	September 30,
	2010	2009
	(in thousands)
Cash provided by (used in) operating activities	$(5,188)	$(8,566)
Cash provided by (used in) investing activities	$71,747	$(3,312)
Cash provided by (used in) financing activities	$(31,581)	$(582)
Cash flows used in operating activities from continuing operations decreased $3.4 million from $8.6 million during the nine months ended September 30, 2009 to $5.2 million during the nine months ended September 30, 2010. This is primarily due to an increase in equity loss in the 2010 period related to equity method companies acquired during the second half of 2009, as well as an increase in our compensation and benefit accruals and the net change in the tax receivable outstanding during the nine-month period of $4.8 million.
Cash flows provided by investing activities from continuing operations of $71.7 million during the nine months ended September 30, 2010 represents a change of $75.0 million from cash flows used in investing activities of $3.3 million during the nine months ended September 30, 2009. This change primarily relates to the increase in proceeds from Blackboard sales in the 2010 period.
Cash flows used in financing activities from continuing operations increased $31.0 million from $0.6 million during the nine months ended September 30, 2009 to $31.6 million due to the acquisition of an additional 17% equity voting interest of ICG Commerce from its noncontrolling stockholders, offset by proceeds received from the $20.0 million long-term debt borrowing by ICG Commerce in August 2010.
We and our consolidated subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. We do not expect the ultimate liability with respect to these actions to materially affect our financial position or cash flows.
Contractual Cash Obligations and Commercial Commitments
We had no material changes to contractual cash obligations and commercial commitments for the nine months ended September 30, 2010.
Off-Balance Sheet Arrangements
We are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Our Partner Companies
As of September 30, 2010, we owned interests in 12 partner companies that are categorized below based on segment and method of accounting.

CORE PARTNER COMPANIES (% Voting Interest)
Consolidated	Equity	Cost
GovDelivery (93%)	Channel Intelligence (50%)(1)	(none)
ICG Commerce (80%)	Freeborders (31%)
InvestorForce (76%)	Metastorm (33%)
StarCite (36%)
WhiteFence (36%)

VENTURE PARTNER COMPANIES (% Voting Interest)
Consolidated	Equity	Cost
(none)	Acquirgy (25%)	(none)
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

(2)
As of September 30, 2010 and November 8, 2010, we owned 2,546,743 shares, or approximately 26% of the voting securities, of GoIndustry. GoIndustry’s common stock is traded on the AIM market of the London Stock Exchange under ticker symbol GOI. See Note 3 — “Ownership Interests in Partner Companies and Goodwill” to our Consolidated Financial Statements.

On May 5, 2010, we acquired an additional 12% equity voting interest in ICG Commerce from an existing shareholder of ICG Commerce for aggregate cash consideration of $35.3 million; the transaction increased our equity voting interest in ICG Commerce from 64% to 76%. On July 1, 2010, we acquired an additional 5% equity voting interest in ICG Commerce for aggregate cash consideration of $14.4 million through a tender offer that we made to ICG Commerce stockholders; the tender transaction further increased our equity voting interest in ICG Commerce to 81% as of the completion of that transaction. Stock option exercises that occurred at ICG Commerce during the three months ended September 30, 2010 reduced our equity voting interest to 80% as of September 30, 2010.
Certain of our officers and directors directly or indirectly owned shares of ICG Commerce that we acquired from the Selling Stockholder of ICG Commerce or through the tender offer. The aggregate proceeds received by these individuals represent approximately 4% of the aggregate proceeds paid in these transactions.

Results of Operations
The following table summarizes the unaudited selected financial information related to our segments. Each segment includes the results of our consolidated partner companies and records our share of the earnings and losses of partner companies accounted for under the equity method of accounting. The partner companies included within the segments are consistent between periods with the exception of partner company acquisitions and dispositions that occurred during 2009. Core segment results for the three and nine months ended September 30, 2010 include GovDelivery, which was acquired on December 31, 2009. The core segment for the three and nine months ended September 30, 2009 includes Vcommerce, which was a consolidated subsidary from May 2008 through August 2009. Additionally, the venture segment for the three and nine months ended September 30, 2010 includes results from SeaPass, which was acquired during the three months ended December 31, 2009. Acquirgy, a partner company within our venture segment, was acquired during the three months ended September 30, 2009 and is included in our results from the date of acquistion. The method of accounting for any particular partner company may change based on our ownership interest.
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

Segment Information
(in thousands)
				Reconciling Items
			Total	Discontinued			Consolidated
	Core	Venture	Segment	Operations	Corporate	Other	Results
Three Months Ended September 30, 2010
Revenues	$30,222	$—	$30,222	$—	$—	$—	$30,222
Net income (loss) attributable to Internet Capital Group, Inc.	$(2,187)	$(997)	$(3,184)	$601	$(4,375)	$8,749	$1,791

Three Months Ended September 30, 2009
Revenues	$22,572	$—	$22,572	$—	$—	$—	$22,572
Net income (loss) attributable to Internet Capital Group, Inc.	$(1,742)	$(638)	$(2,380)	$—	$(3,366)	$8,817	$3,071

Nine Months Ended September 30, 2010
Revenues	$82,634	$—	$82,634	$—	$—	$—	$82,634
Net income (loss) attributable to Internet Capital Group, Inc.	$(9,295)	$(3,465)	$(12,760)	$802	$(13,514)	$71,795	$46,323

Nine Months Ended September 30, 2009
Revenues	$66,301	$—	$66,301	$—	$—	$—	$66,301
Net income (loss) attributable to Internet Capital Group, Inc.	$(6,040)	$(2,398)	$(8,438)	$—	$(12,057)	$4,012	$(16,483)

For the Three and Nine Months Ended September 30, 2010 and 2009
Results of Operations — Core Partner Companies
The following presentation includes the results of our consolidated core partner companies and our share of the results of our equity method core partner companies.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(in thousands)
Selected data:
Revenues	$30,222	$22,572	$82,634	$66,301

Cost of revenue	(18,056)	(14,402)	(52,381)	(42,205)
Selling, general and administrative	(6,367)	(4,895)	(18,268)	(14,364)
Research and development	(2,729)	(2,178)	(7,798)	(7,418)
Amortization of intangible assets	(342)	(51)	(1,020)	(205)
Impairment related and other	(208)	(118)	(376)	(188)

Operating expenses	(27,702)	(21,644)	(79,843)	(64,380)

Interest and other	108	(31)	(422)	619
Income tax (expenses) benefit	(2,860)	(516)	(4,176)	(884)
Equity loss	(1,955)	(2,123)	(7,488)	(7,696)

Net loss	$(2,187)	$(1,742)	$(9,295)	$(6,040)

Revenue
Revenue increased $7.6 million, from $22.6 million in the three months ended September 30, 2009 to $30.2 million in the three months ended September 30, 2010. This revenue increase was primarily driven by a 28% increase in revenues at ICG Commerce for the three months ended September 30, 2010 from the comparable period in 2009, as well as a 60% increase in revenues at InvestorForce for the three months ended September 30, 2010 compared to the comparable 2009 period. These increases relate to new customers and increased revenues from existing customers at these partner companies. Revenues related to GovDelivery in the three months ended September 30, 2010 were approximately twice the revenues reported by Vcommerce for the 2009 period through August 28, 2009, the date on which substantially all of its assets and certain liabilities were sold and operations ceased.
Revenue increased $16.3 million, from $66.3 million for the nine months ended September 30, 2009 to $82.6 million for the nine months ended September 30, 2010. Similar to the three-month periods ended September 30, 2010 and 2009, revenues increased 24% and 55% at ICG Commerce and InvestorForce, respectively, due to new customers and increased business with existing customers. Additionally, revenues related to GovDelivery during the nine months ended September 30, 2010 were 18% higher than those reported by Vcommerce for the 2009 period through August 28, 2009.
Operating Expenses
Operating expenses increased $6.1 million, from $21.6 million in the three months ended September 30, 2009 to $27.7 million in the three months ended September 30, 2010. This primarily relates to an increase in the cost of revenues at ICG Commerce and InvestorForce related to the increase in revenue from the 2009 period. Cost of revenues at ICG Commerce increased 23% from the 2009 period primarily due in part to an increase in headcount needed to service new customers and an increase in professional service fees in the three months ended September 30, 2010. Cost of revenues increased 31% at InvestorForce. In addition, operating expenses at GovDelivery for the three months ended September 30, 2010 were more than double the operating expense incurred by Vcommerce during the 2009 period from January 1, 2009 through August 28, 2009.

Operating expenses for the nine-month period increased $15.4 million, from $64.4 million for the nine months ended September 30, 2009 to $79.8 million for the nine months ended September 30, 2010. The increase for the nine-month period also relates to increased cost of revenues, primarily at ICG Commerce, as well as 49% higher operating costs at GovDelivery than those of Vcommerce in the 2009 period from January 1, 2009 through August 28, 2009.
Equity Loss
A portion of our net results from our core partner companies is derived from those partner companies in which we hold a substantial minority ownership interest. Our share of the income or losses of these companies is recorded in our Consolidated Statement of Operations under “Equity loss.”

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(in thousands)
Selected data:
Total revenues	$46,867	$45,399	$135,417	$138,184

Total net loss	$(4,013)	$(3,988)	$(16,217)	$(16,643)

Our share of total net loss	$(1,478)	$(1,600)	$(5,940)	$(6,225)
Amortization of intangible assets	(477)	(523)	(1,548)	(1,471)

Equity loss	$(1,955)	$(2,123)	$(7,488)	$(7,696)

Aggregate revenue from our core partner companies accounted for under the equity method of accounting increased $1.5 million and decreased $2.8 million during the three and nine months ended September 30, 2010, respectively, from the comparable periods of 2009. The increase in revenue from the three months ended September 30, 2009 to the three months ended September 30, 2010 relates to revenue increases at Metastorm and Channel Intelligence from the 2009 period, partially offset by slight revenue decreases at Freeborders and StarCite from the prior quarter. Aggregate revenue for the nine-month period decreased from 2009 to 2010 due to revenue decreases at Freeborders, StarCite and WhiteFence, partially offset by increased revenues at Channel Intelligence and Metastorm during the nine months ended September 30, 2010. Aggregate net loss and, accordingly, our share of total net loss in the three months ended September 30, 2010 was consistent with the corresponding 2009 period. However, aggregate net loss and our share of total net loss improved slightly in the nine months ended September 30, 2010 from the corresponding 2009 period due to effective cost reductions at our core partner companies during the first quarter of 2010.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(in thousands)
Selected data:
Our share of total net loss	$(830)	$(639)	$(2,964)	$(2,398)
Amortization of intangible assets	(167)	—	(501)	—

Equity loss	$(997)	$(639)	$(3,465)	$(2,398)

Equity income (loss) for the three and nine months ended September 30, 2010 relates to our share of Acquirgy’s, ClickEquations’, GoIndustry’s and SeaPass’ results. We acquired Acquirgy during the three months ended September 30, 2009 and SeaPass subsequent to September 30, 2009. Equity income (loss) for the three and nine months ended September 30, 2009 relates to our share of ClickEquations’, GoIndustry’s and Acquirgy’s results.
Results of Operations — Reconciling Items
Discontinued Operations
On August 31, 2010, GovDelivery completed the sale of its GovDocs subsidiary to a former executive of GovDelivery for aggregate consideration of $1.8 million. GovDocs had revenues and net income of $1.6 million and $0.5 million, respectively, from January 1, 2010 through August 31, 2010, which, prior to the sale, had been included in our core segment. GovDocs’ revenue and operating results from that period have been separated from continuing operations and are presented in the single line item, “Income (loss) from discontinued operations, including gain on sale,” on our Consolidated Statements of Operations, as well as shown separately in the “Results of Operations” segment information table.
Corporate

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(in thousands)

General and administrative	$(3,622)	$(3,452)	$(12,943)	$(12,357)
Impairment related and other	(796)	—	(796)	—
Interest income (expense), net	43	86	225	300

Net loss	$(4,375)	$(3,366)	$(13,514)	$(12,057)

General and Administrative
Our general and administrative expenses increased $0.1 million, from $3.5 million for the three months ended September 30, 2009 to $3.6 million for the three months ended September 30, 2010, and increased $0.5 million from $12.4 million for the nine months ended September 30, 2009 to $12.9 million for the nine months ended September 30, 2010. The increases for the three-month 2010 period are primarily related to increases in employee-related expenses of $0.3 million, partially offset by decreases in outside services costs of $0.2 million. The increased employee-related expenses of $1.4 million during the nine months ending September 30, 2010 were partially offset by a decrease of $0.9 million in equity-based compensation.
Impairment related and other
Severance costs of $0.8 million were incurred during the three months ended September 30, 2010, related to two employees that no longer provide services to the Company. The majority of these costs will be paid prior to December 31, 2010.
Interest Income/Expense
The interest income (expense), net, was generally consistent between periods due to similar cash balances and economic conditions in both periods.

Other

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(in thousands)

Corporate other income (loss)	$8,978	$10,220	$74,379	$10,438
Noncontrolling interest	(229)	(277)	(781)	(1,006)
Impairment of GoIndustry (Venture)	—	—	(2,914)	(544)
Impairment of Vcommerce (Core)	—	(1,126)	—	(4,876)
Corporate income tax benefit	—	—	1,111	—

Net income (loss)	$8,749	$8,817	$71,795	$4,012

Corporate Other Income (Loss), Net
Corporate other income for the three months ended September 30, 2010 of $9.0 million relates to gains on the sale of Blackboard common stock of $9.2 million, offset by a loss of $0.2 related to the expiration of the Blackboard cashless collar contracts in the period. Corporate other income for the three months ended September 30, 2009 of $10.2 million relates to gains on the sale of Blackboard common stock of $14.0 million, offset by $3.4 million of loss on the value of the Blackboard cashless collar contracts and $0.4 million dilution loss related to GoIndustry.
Corporate other income in the nine months ended September 30, 2010 of $74.4 million was comprised of a $67.0 million gain on the sale of marketable securities, primarily Blackboard, including a loss of $0.2 million to terminate five of our Blackboard hedges in the period, a $6.9 million gain related to distributions of ownership interests in partner companies and a gain of $0.5 million related to an increase in the value of our Blackboard hedges from December 31, 2009 to September 30, 2010. Corporate other income of $10.4 million during the nine months ended September 30, 2009 relates to gains on the sale of marketable securities, primarily Blackboard, of $14.2 million, as well as a gain of $2.6 million related to consideration received in connection with previous sales of partner companies, partially offset by a $6.0 million loss related to a decrease in the fair value of our Blackboard hedges during the period and a dilution loss of $0.4 million related to GoIndustry.
Impairments
We recorded $2.9 million and $0.5 million of impairment charges related to our basis in GoIndustry during the nine months ended September 30, 2010 and 2009, respectively, related to decreases in the fair market value of our equity holdings in GoIndustry. Additionally, during the three months ended June 30, 2009, the Company concluded that the estimated fair value of Vcommerce had declined. The Company performed its goodwill impairment testing and determined that an impairment of goodwill of $3.8 million was required to reduce the Company’s carrying amount of Vcommerce as of June 30, 2009. In August 2009, following Vcommerce’s sale of substantially all of its assets, the Company recorded an additional impairment charge of $1.1 million to write off the remaining basis of Vcommerce. Accordingly, impairment charges related to Vcommerce of $1.1 million and $4.9 million were recorded during the three and nine months ended September 30, 2009, respectively.
Corporate income taxes
ICG recorded a tax benefit of $1.1 million during the nine months ended September 30, 2010. This benefit is attributable to $0.7 million of interest related to a portion of the tax receivable that was paid by the Internal Revenue Service during the three months ended June 30, 2010, as well as a provision to return adjustment of $0.4 million to reflect the actual net operating loss carryback related to the 2009 tax year.

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
GovDelivery revenues generally consist of nonrefundable setup fees and monthly maintenance and hosting fees. These fees are deferred and recognized as the services are performed, which is typically over the service term. Costs related to performing set up services are expensed as incurred.

InvestorForce generates revenue from license fees earned in connection with hosted services, setup fees and support and maintenance fees. Hosted services primarily consist of data aggregation, performance calculation, real-time analysis and automated production of performance reports for the institutional investment community. Generally, a minimum quarterly base fee is charged for hosted services. These minimum fees are recognized on a pro rata basis over the service term. As the volume of client accounts increases, additional fees apply. These additional fees are recognized in the period in which account volumes exceed the contract minimum. Setup and support and maintenance fees are deferred and recognized ratably over the service term.
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
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
ICG Commerce conducts a portion of its business in foreign currencies, primarily those of European countries and may utilize derivative financial instruments, specifically fair value hedges, to manage foreign currency risks. In accordance with GAAP, gains and losses related to fair value hedges are recognized in income along with adjustments of carrying amounts of the hedged items. Therefore, its put option is marked to market, and unrealized gains and losses are included in current period net income. These options provide a predetermined rate of exchange at the time the option is purchased and allows ICG Commerce to minimize the risk of currency fluctuations. In determining the use of its put option, ICG Commerce considers the amount of sales and purchases made in local currencies, the type of currency and the costs associated with the contracts. During the nine months ended September 30, 2010, ICG Commerce purchased a put option to mitigate the risk of currency fluctuations at ICG Commerce’s operations in the United Kingdom. This option is net settled quarterly, resulting in an immaterial gain for the current quarter.
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
The appeals referenced in the November 6, 2009 notices of appeal have been docketed in the Court of Appeals for the Second Circuit. By order dated April 7, 2010, the District Court directed that the appealing class members identify the specific class, by company, to which they purport to belong. The District Court’s order further directed the clerk of the court to enter the appealing class members’ notices of appeal only in those cases as to which the appealing class members identify themselves as members of the class certified. No such notice of appeal has been entered in the action against the Company. Separately, on June 17, 2010, the District Court entered an order requiring the appellants to post a bond in the amount of $25,000, jointly and severally, as a condition of pursuing their appeals from the October 5, 2009 order approving the global settlement. The bond has been posted and a briefing schedule with respect to the appeals has been set, with the objecting appellants’ briefs due no later than October 6, 2010 and answering briefs due no later than February 3, 2011. The distribution of settlement proceeds is currently being held in abeyance.
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
In 2008, the Company adopted a share repurchase program under which the Company could repurchase, from time to time, up to $25.0 million of shares of its Common Stock in the open market, in privately negotiated transactions or pursuant to trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act. The table below contains information relating to the repurchases of Company Common Stock that occurred from commencement of this program through the date of the filing of this Report.

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased as	That May Yet
	Total Number	Average	Part of Publicly	Be Purchased
	of Shares	Price Paid	Announced	Under the
Monthly Period	Purchased(1)	per Share(2)	Program(1)	Program

Repurchased as of 12/31/09	2,440,400	$4.89	2,440,400	$13.1 million
1/1/10 to 1/31/10	0	—	0	$13.1 million
2/1/10 to 2/28/10	0	—	0	$13.1 million
3/1/10 to 3/31/10	0	—	0	$13.1 million
4/1/10 to 4/30/10	0	—	0	$13.1 million
5/1/10 to 5/31/10	0	—	0	$13.1 million
6/1/10 to 6/30/10	0	—	0	$13.1 million
7/1/10 to 7/31/10	0	—	0	$13.1 million
8/1/10 to 8/31/10	0	—	0	$13.1 million
9/1/10 to 9/30/10	0	—	0	$13.1 million
10/1/10 to 10/31/10	0	—	0	$13.1 million
11/1/10 to 11/9/10	0	—	0	$13.1 million
Total	2,440,400	$4.89	2,440,400	$13.1 million

(1)	All shares purchased in open market transactions.

(2)	Average price paid per share excludes commissions.
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

Date: November 9, 2010	INTERNET CAPITAL GROUP, INC.
	By:	/s/ R. Kirk Morgan
		Name:	R. Kirk Morgan
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)