Form 10-K
period 2010-12-31
INTERNET CAPITAL GROUP INC
filed 2011-03-16
CIK 1085621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Fiscal Year Ended December 31, 2010.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                      to                     .
Commission File Number 001-16249

INTERNET CAPITAL GROUP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	23-2996071
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

690 Lee Road, Suite 310, Wayne, PA	19087
(Address of Principal Executive Offices)	(Zip Code)
(610) 727-6900
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	The NASDAQ Stock Market LLC
Common stock, par value $.001 per share	(The NASDAQ Global Select Market)
(Title of Each Class)	(Name of Each Exchange on Which Registered)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the 36,060,616 shares of Common Stock held by non-affiliates of the registrant as of March 9, 2011 was $274.1 million, based upon the closing price of $7.60 on the NASDAQ Global Market on June 30, 2010. (For this computation, the registrant has excluded the market value of all shares of its Common Stock held by its executive officers and directors; such exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the Registrant.)
As of March 9, 2011, there were 37,080,276 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be filed with the U.S. Securities and Exchange Commission (the “SEC”) relative to the Company’s 2010 Annual Meeting of Stockholders (the “Definitive Proxy Statement”) are incorporated by reference into Part III of this Report.

INTERNET CAPITAL GROUP, INC.
FORM 10-K
DECEMBER 31, 2010
INDEX

i

Forward-Looking Statements
Forward-looking statements made with respect to our financial condition, results of operations and business in this Annual Report on Form 10-K (this “Report”), and those made from time to time by us through our senior management, are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on our current expectations and projections about future events but are subject to known and unknown risks, uncertainties and assumptions about us and our partner companies that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.
Factors that could cause our actual results, levels of activity, performance or achievements to differ materially from those anticipated in forward-looking statements include, but are not limited to, factors discussed elsewhere in this Report and include, among other things:
•	economic conditions generally;
•	capital spending by our partner companies’ customers;
•	our partner companies’ collective ability to compete successfully against their respective competitors;
•	developments in the respective markets in which our partner companies operate and our partner companies’ collective ability to respond to such changes in a timely and effective manner;
•	our and our partner companies’ collective ability to retain key personnel;
•	our ability to deploy capital effectively and on acceptable terms;
•	our ability to maximize value in connection with divestitures; and
•	our ability to have continued access to capital and to manage capital resources effectively.
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
As of December 31, 2010, we held ownership interests in 12 companies that we considered our partner companies. Following the sale of Metastorm Inc. on February 17, 2011, we now hold ownership interests in 11 partner companies. The results of operations of our partner companies are reported in two segments: the “core” reporting segment and the “venture” reporting segment. Our core reporting segment includes the partner companies in which our management takes a very active role in providing strategic direction and management assistance. We own majority controlling equity positions in (and therefore consolidate the financial results of) three of these core companies, which we call our “consolidated core companies.” We generally own substantial minority equity positions (i.e., the largest equity positions) in our other core companies, which we call our “equity core companies.” We expect to devote relatively large initial amounts of capital to acquire stakes in core companies, particularly consolidated core companies, since any such acquisition would entail the deployment of cash and/or the issuance of ICG stock to purchase of a large equity stake in a target with relatively strong financial characteristics and growth potential.
Our venture reporting segment includes partner companies to which we generally devote less capital than we do to our core companies and, therefore, in which we hold relatively smaller ownership stakes than we do in our core companies. As a result, we generally have less influence over the strategic direction and management decisions of our venture companies than we do over those of our core companies.
In recent years, we have adopted, announced and worked to implement a shift in our business strategy, which calls for us to devote an increasing proportion of our acquisition capital towards, and to own an increasing proportion of our partner company interests in the form of, consolidated core companies. We believe that this refined business strategy will provide us with many of the benefits enjoyed by traditional operating companies, such as (1) firmer control by us over the operations and strategic decisions of our partner companies, (2) increased access by us to the cash of our partner companies (i.e., through cash dividends at those companies) and (3) increased transparency for our investors and prospective investors in our financial reports.
For information regarding the results of operations of our reporting segments, as well as their respective contributions to our consolidated results of operations, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8—Financial Statements and Supplementary Data,” including Note 10, “Segment Information,” to our Consolidated Financial Statements; that information is incorporated herein by reference.

In today’s hypercompetitive business environment, businesses of all sizes are, by necessity, seeking increased productivity and efficiency through software and services that streamline, automate or otherwise improve their business processes. As we saw during the global economic downturn in recent years, businesses will rely increasingly on these solutions in times of both economic growth and economic decline. We believe that these factors create a compelling opportunity for companies that are able to deliver Internet-based software solutions and other services that expand their customers’ access to new and existing customers and suppliers, increase their customers’ efficiency, reduce their customers’ costs and/or allow their customers to focus on their core competencies and outsource their non-core, non-strategic processes. In some cases, this outsourcing will be to technology-assisted labor-based firms that provide deep expertise, and, in other cases, this outsourcing will be to technology-intensive firms that provide platforms to automate functions.
We feel that the expertise we have developed in connection with our fourteen-year active involvement with Internet software and services companies allows us to identify companies in that space that are positioned to succeed and to accelerate the growth of those companies. We intend to continue to expand our network of partner companies and allocate our financial and human resources to partner companies that we believe have significant long-term value potential. In particular, we seek to acquire interests in software-as-a-service (SaaS), technology-enabled business process outsourcing (BPO) and Internet marketing companies, which offer solutions that:
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
After we identify a potential partner company, we negotiate the acquisition of an equity stake in that company, typically seeking a majority controlling equity position in the company and a corresponding control of a majority of the seats on the company’s board of directors. We place an extremely high value on quality, motivated management teams and, accordingly, seek to structure acquisitions to permit the members of a partner company’s management team and other key personnel to retain meaningful individual equity stakes in the company. During our negotiations with potential partner companies, we emphasize the value of our network and resources and our focus on long-term value, which we believe give us a competitive advantage over other potential funding sources when we seek to acquire partner companies.
Our long-term focus on the software and services markets (particularly SaaS, technology-enabled BPO and Internet marketing companies), together with the collective business knowledge base of our partner companies, our management team and our directors, constitute a critical asset that we share with our partner companies. Once we acquire an interest in a partner company, we establish an active role in the development and growth of the company, providing both strategic guidance and operational support. We provide strategic guidance to our partner companies relating to, among other things, market positioning, business model and product development, strategic capital expenditures, mergers and acquisitions and exit opportunities. Additionally, we provide operational support to help our partner companies manage day-to-day business and operational issues and implement best practices in the areas of finance, sales and marketing, business development, human resources and legal services. Once a company joins our partner company network, our collective expertise is leveraged to help position that company to produce high-margin, recurring and predictable earnings and generate long-term value that we believe can ultimately be captured for our stockholders through our continued ownership, an initial public offering, or a strategic sale.

Our Partner Companies
At December 31, 2010, our consolidated core companies consisted of:
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
At December 31, 2010, our equity core companies consisted of:
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
On February 17, 2011, the sale of Metastorm was consummated. Accordingly, the results of Metastorm have been removed from our core segment reporting and are included as a reconciling item in “Dispositions” in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8—Financial Statements and Supplementary Data,” Note 10, “Segment Information,” to our Consolidated Financial Statements.

StarCite, Inc. (“StarCite”)
StarCite provides a comprehensive suite of software applications and services to the meeting and events industry, driving efficiencies and cost savings to both corporate buyers and suppliers. Corporate, association and third-party meeting buyers rely on StarCite’s enterprise meeting solutions for workflow, procurement, supply chain management, spend analysis and attendee management. Thousands of industry suppliers rely on the StarCite online marketplace, supplier marketing programs and enabling technologies to increase meeting revenue. StarCite’s international division represents destination management companies and other premier international travel suppliers.
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
At December 31, 2010, our venture companies consisted of:
Acquirgy, Inc. (“Acquirgy”)
Acquirgy specializes in direct response marketing services and technology that provides customers a wide range of direct marketing products and services to help market their products and services on the Internet and through traditional media channels such as television, radio, and print advertising.
ClickEquations, Inc. (“ClickEquations”)
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
SeaPass Solutions Inc. (“SeaPass”)
SeaPass develops and markets processing solutions that enable insurance carriers, agents and brokers to transmit and receive data in real time by leveraging existing systems to interact automatically. The company’s technology allows information accessed in real time, which increases efficiency across all lines of the insurance business.
Concentration of Customer Base and Credit Risk
In each of the years ended December 31, 2010 and 2009, two customers of ICG Commerce, which is a consolidated core company, accounted for more than 10% of our consolidated revenue. The Hertz Corporation and Kimberly-Clark Corporation represented approximately 11% and 10%, respectively, of our consolidated revenue for the year ended December 31, 2010. These customers each represented 13% of our consolidated revenue for the year ended December 31, 2009. Accounts receivable, including unbilled amounts, from the Hertz Corporation and Kimberly-Clark Corporation as of December 31, 2010 were $2.7 million and $1.1 million, respectively. Accounts receivable, including unbilled amounts, from The Hertz Corporation and Kimberly-Clark Corporation as of December 31, 2009 were $1.7 million and $1.5 million, respectively.

Competition Facing Our Partner Companies
Competition for information technology and Internet products and services is intense. As the market for e-commerce continues to grow, we expect that competition will continue to intensify. Barriers to entry are minimal, and competitors can offer products and services at a relatively low cost. Our partner companies compete with established information systems and management consulting firms, as well as with online providers and other distribution channels, for shares of their customers’ purchasing budgets for information technology and consulting services.
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
We may compete with our partner companies to acquire interests in software and services companies, and our partner companies may compete with each other for these opportunities. This competition may deter companies from partnering with us and may limit our business opportunities.
Employees
Corporate headcount at ICG as of March 1, 2011 was 26. Headcount at our consolidated partner companies as of March 1, 2011 was 747.
Financial Information About Geographic Areas
Financial information regarding geographic areas is contained in the notes to our Consolidated Financial Statements. See Note 10, “Segment Information,” in “Item 8—Financial Statements and Supplementary Data.”
Availability of Reports and Other Information
Our Internet website address is www.icg.com. Unless this Report explicitly states otherwise, neither the information on our website, nor the information on the website of any of our partner companies, is incorporated by reference into this Report.
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
The public may read and copy any of the reports that are filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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
Numerous external forces, including ongoing weak economic conditions, have negatively affected our and our partner companies’ respective businesses, results of operations and financial condition in recent years, and future weak economic conditions could result in additional declines in our revenue and operating results.
Numerous external forces, including the state of global financial markets and general economic conditions, lack of consumer confidence, lack of availability of credit, interest rate and currency rate fluctuations and national and international political circumstances (including wars and terrorist acts) have negatively affected our and our partner companies’ respective businesses, results of operations and financial condition in recent years, and they may do so in the future. Our and our partner companies’ businesses also may be negatively impacted by ongoing weak economic conditions affecting the banking system, financial markets and financial institutions, which have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets and extreme volatility in credit and equity markets in recent years. Since these conditions (and the length of time or severity with which they may persist) are often difficult to anticipate, our and our partner companies’ respective operating results for a particular period are difficult to predict and, therefore, prior results are not necessarily indicative of expected results in future periods. In response to adverse financial conditions, many customers and potential customers of our partner companies may forgo, delay or reduce technology and other purchases. In connection with these conditions, our partner companies may experience reductions in the sales of their products and services, extended sales cycles, difficulties in collecting (or the inability to collect) accounts receivable, slower adoption of new technologies, increased price competition and difficulties in obtaining (or the inability to obtain) financing. Volatility in the financial markets and overall economic uncertainty increase the risk that the value of our partner companies and our other assets will be impaired and that the value to be captured in the future in connection with the disposition of our partner companies will be significantly lower than we initially expected.
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
During the year ended December 31, 2010, two customers of ICG Commerce, The Hertz Corporation and Kimberly-Clark Corporation, represented approximately 11% and 10%, respectively, of our consolidated revenue. For the year ended December 31, 2009, these two customers each represented approximately 13% of our consolidated revenue. If any of our partner companies are not able to retain significant customers, those partner companies and their and our respective businesses, results of operations and financial positions could be negatively affected.

The inability of our partner companies’ customers to pay their obligations to them in a timely manner, or at all, could have an adverse effect on our partner companies.
The financial resources of our partner companies’ customers may have been weakened by the recent economic downturn. As a result, these customers may have inadequate financial resources to meet all of their obligations to our partner companies and may not make payments in a timely manner or at all. Additionally, if our partner companies’ customers do not have adequate financial resources, they may attempt to terminate or renegotiate existing contracts with our partner companies and may refrain from purchasing additional products and services from our partner companies. These factors may cause our partner companies’ results of operations and financial condition to be adversely affected.
If we are not able to deploy capital effectively and on acceptable terms, we may not be able to execute our business strategy.
Our strategy includes effectively deploying capital by acquiring interests in new partner companies. We may not be able to identify attractive acquisition candidates that fit our strategy of acquiring majority stakes in companies. Even if we are able to identify suitable acquisition candidates, we may not be able to acquire interests in those companies due to an inability to reach mutually acceptable financial or other terms with those companies or due to competition from other potential acquirers that may have greater resources, brand name recognition, industry contacts or flexibility of structure than we do. The turmoil in the global economy in recent years has caused significant fluctuations in the valuations of companies. Uncertainty regarding the extent to which valuations of companies that fit our acquisition criteria will continue to fluctuate may affect our ability to accurately value potential acquisition candidates. If we are unable to effectively deploy capital to partner companies on acceptable terms, we may not be able to execute on our strategy, and our business may be adversely impacted.
Our partner companies may not be able to compete successfully.
If our partner companies are unable to compete successfully against their competitors, our partner companies may fail. Competition for Internet software and services is intense and is expected to intensify continually. Our partner companies’ competitors may develop products or services that are superior to, or have greater market acceptance than, the solutions offered by our partner companies. Many of our partner companies’ competitors have greater brand recognition and greater financial, marketing and other resources than our partner companies. This may place our partner companies at a disadvantage in responding to their competitors’ pricing strategies, technological advances, marketing campaigns, strategic partnerships and other initiatives.
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

Our operations and growth and those of our partner companies could be impaired by limitations on our and/or their ability to raise capital or borrow money on favorable terms.
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
Our evolving business strategy, which calls for us to deploy an increasing proportion of our acquisition capital towards, and to own an increasing proportion of our partner company interests in the form of, consolidated core companies, may subject us to additional risks.
Under our evolving business strategy, our goal is to deploy an increasing proportion of our acquisition capital towards, and to own an increasing proportion of our partner company interests in the form of, consolidated core companies. Executing against this strategy could require us to deploy a larger amount of cash and/or issue shares of our stock to acquire individual partner companies than we have in the recent past, as the acquisition of a consolidated core company would be in the form of a relatively large equity stake, the valuation of which would, most likely, reflect the target company’s strong financial characteristics and growth potential (as we would generally seek such characteristics and growth potential in any consolidated core company that we would acquire), as well as, in many cases, a so-called “control premium.” Deploying larger amounts of capital to acquire individual partner companies could lead to a depletion of our available cash and could require us to borrow money, issue stock or otherwise raise additional capital, which we may not be able to do on favorable terms or at all. In addition, acquiring larger stakes in predominantly consolidated core companies could result in us owning a larger portion of our assets in the form of fewer partner companies, the financial results of which would be consolidated with ours. This could, accordingly, increase the impact that the poor performance, decline in value and/or failure of an individual partner company could have on our financial results and our business.

We may not be able to execute on our stated business strategy, which could adversely affect our business and our stock price.
We have, in recent years, adopted, announced to our investors and potential investors and worked to implement a shift in our business strategy. This strategic evolution is intended to result in an increasing proportion of our acquisition capital being deployed towards, and an increasing proportion of our partner company interests being owned in the form of, consolidated core companies, ultimately leading to (1) firmer control over the operations and strategic decisions of our partner companies, (2) increased access to the cash of our partner companies (i.e., through cash distributions from those companies primarily in the form of dividends) and (3) increased transparency for our investors and prospective investors in our financial reports. We may be unable to execute on this strategy due to, among other things, our inability to find suitable targets in which to acquire equity stakes at attractive valuations and otherwise on attractive terms, our inability to finance the acquisition of additional consolidated core companies or to continue to finance the operations of our existing consolidated core companies (either with existing cash or through borrowing or other capital raising), and the failure of our consolidated core companies to generate cash. Many of these results could be driven by factors beyond our control, such as weak credit markets or volatile market conditions. If we are unable to execute against our strategy or otherwise unable to achieve the intended benefits of our strategy, our stock price and our business could be adversely affected.
Our inability to maintain or be able to increase our ownership stakes in partner companies with significant growth opportunities could negatively impact our ability to execute our strategy.
One of our strategies is to maintain and increase our ownership in those partner companies that we believe have major growth opportunities such that we would have consolidated stakes in those companies. We may not be able to achieve this goal because of limited resources and/or the unwillingness of such companies and/or the stockholders of such companies to enter into a transaction that would result in an increase in our ownership stake. Moreover, certain transactional growth opportunities, such as mergers, acquisitions and consolidations, may arise with respect to any of these partner companies that would result in potentially dilutive issuances of such partner companies’ equity securities. In the event that any of these select partner companies enters into such a transaction, with or without our support, we may have a decreased ability to direct the policies and affairs of the partner company or the surviving entity following the consummation of the transaction.
If we do not participate in follow-on financings at our partner companies, our stakes in such companies will be diluted, which could materially reduce the value of those stakes.
From time to time our partner companies raise capital by issuing and selling additional convertible debt and/or equity securities. We generally have preemptive rights to participate in these follow-on rounds of financing; however, we may elect not to participate in such rounds or may be required to waive our preemptive rights in whole or in part so that outside investors can participate. If we do not participate in a follow-on round of a partner company, our ownership interest in that company will be diluted. Additionally, in connection with new rounds of financing, our partner companies may issue preferred stock with liquidation preferences that are senior to existing preferred stock and common stock. If we do not participate in a follow-on round at a partner company, our ownership stake will decrease and our rights to receive proceeds in connection with the sale of that partner company will be diminished, which could result in a material reduction in the value of our stake in that partner company. Moreover, in the event that we pay a control premium in connection with our acquisition of a majority stake in a partner company, we would not be able to command a similar premium upon the disposition of that stake if, through dilutive events, the stake becomes a minority interest.

We may have to buy, sell or retain assets when we would otherwise choose not to buy, sell or retain in order to avoid registration under the Investment Company Act, which would adversely impact our business strategy.
Under the Investment Company Act of 1940, as amended (the “Investment Company Act”), a company is considered to be an investment company if, among other things, it is primarily engaged in the business of investing, reinvesting, owning, holding or trading in securities. It is not feasible for us to be regulated as an investment company because the Investment Company Act rules are inconsistent with our strategy of actively managing, operating and promoting collaboration among our network of partner companies. On August 23, 1999, the SEC granted our request for an exemption under Section 3(b)(2) of the Investment Company Act, declaring us to be primarily engaged in a business other than that of investing, reinvesting, owning, holding or trading in securities. This exemptive order reduces, but does not eliminate, the risk that we may have to take action to avoid registration as an investment company. For example, we might be considered to be in violation of our exemptive order if more than a certain percentage of our total assets consist of, or more than certain percentages of our income/loss and revenue over the most recently completed four quarters is derived from, ownership interests in companies that we do not primarily control. Because we do not have primary control of many of our partner companies, changes in the value of our interests in such partner companies and the income/loss and revenue attributable to such partner companies could subject us to regulation under the Investment Company Act unless we take precautionary steps. For example, we may retain interests in partner companies we would otherwise want to sell, and we may sell stakes in non-controlled partner companies that we would otherwise want to retain. In order to ensure that the requisite percentage of our total assets relates to partner companies that we primarily control, we may participate in follow-on financings at our controlled partner companies and refrain from participating in such financings at our non-controlled partner companies. In addition, we may have to acquire additional income or loss generating majority-owned or controlled interests that we might not otherwise have acquired and may not be able to acquire “non-controlling” interests in companies that we would otherwise want to acquire.
Our partner companies could make financial or other business decisions that are not in our best interests or that we do not agree with, which could impair the value of our partner company interests.
Although we generally seek to acquire a controlling equity interest and participate in the management of our partner companies, we may not acquire or maintain a controlling interest in each partner company. If we lack control or share control in a partner company we may not be able to control significant financial or other business decisions of that partner company, including whether to sell that company or engage in an initial public offering at that company. Management or other stockholders of a partner company could have economic or business interests or objectives that are different from ours or disagree with our advice regarding financial or operating decisions, which could impair the value of our interest, prevent us from monetizing our interest at a time or at a price that is favorable to us or negatively affect our operating results. Additionally, our inability to prevent dilution of our ownership interests in a partner company or our inability to otherwise have a controlling influence over the management and operations of a partner company could have an adverse impact on our status under the Investment Company Act.
We may not be able to extract cash from those partner companies that achieve profitability and may need to continue to rely on existing cash, liquidity events and additional capital raises to fund our operations.
We currently rely on existing cash, partner company liquidity events, partner company dividends and the issuance and sale of additional securities in order to fund our operations. One of our goals is to help our partner companies achieve profitability so that we can access their cash flow. Moreover, we are focusing on acquiring majority voting stakes in an increasing number of partner companies in part so that we have increased access to the cash flow of our partner companies, particularly through dividends. However, even if certain of our partner companies do meet that goal, we may not be able to access cash generated by such partner companies to fund our operations due to a number of factors, including the needs of such companies to reinvest in their own businesses and our inability to control the significant business or financial decisions of such companies. Our inability to access the cash of our partner companies could have a negative impact on our operations.

We may be unable to obtain maximum value in connection with the divesture of partner company and marketable security interests.
From time to time, we may divest interests in partner companies or marketable securities to generate cash or for strategic reasons. The timing of such divestures, particularly with respect to our privately-held partner companies, may not be within our control. If we need to divest partner company interests quickly to satisfy immediate cash requirements or to avoid registration as an investment company under the Investment Company Act, we may be forced to sell our assets prior to canvassing the market or at a time when market conditions valuations are unfavorable. We also may not be able to identify buyers for certain of our assets, particularly given the difficulty that potential acquirers may currently face in obtaining financing. Furthermore, in connection with the sale of a private partner company, we may not receive the full amount of proceeds to which we would otherwise be entitled under such company’s certificate of incorporation if additional payments to management and/or other stockholders are made to secure the approval and/or execution of such transaction. We may be unable to sell our interests in publicly-traded companies at then-quoted market prices, if at all, because low trading volumes of these companies may limit our ability to sell a significant amount of such companies’ stock in the open market. Registration and other requirements under applicable securities laws may also adversely affect our ability to dispose of our interests on a timely basis. Based on the foregoing factors, when we divest of an interest in a partner company or a marketable security, we may not receive maximum value for that asset and the realizable value of our interest in such asset may ultimately be lower than the carrying value currently reflected in our consolidated financial statements and/or the expectations our investors or securities analysts.
In addition, the market for initial public offerings has experienced significant weakness in recent years in connection with recent market volatility. If this market is weak, we may not be able to capture stockholder value by taking our partner companies public.
Our accounting estimates with respect to the ultimate recoverability of our basis in our partner companies could change materially in the near term.
Our accounting estimates with respect to the ultimate recoverability of our carrying basis, including goodwill, in our partner companies could change in the near term, and the effect of those changes on our consolidated financial statements could be significant. During the years ended December 31, 2010, 2009 and 2008 we recorded impairment charges of $2.9 million, $5.4 million and $23.2 million, respectively. It is possible that a significant write-down or write-off of our carrying basis in our partner companies, including goodwill, may be required in the future, or that a significant loss will be recorded in the future upon the sale of one or more partner companies. Any write-down or write-off of this type could cause a decline in the price of our Common Stock.
Our stock price has been volatile in the past and may continue to be volatile in the future.
Our stock price has historically been volatile. This volatility may continue in the future, particularly in light of the uncertainty about global economic conditions in recent years.
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
Many of these factors are beyond our control. Any of these factors may decrease the price of our Common Stock.
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
Currently, excluding the publicly-traded common stock of ICE being held in escrow to which we may be entitled, we hold stock of GoIndustry, which is a publicly-traded entity on the AIM market of the London Stock Exchange. Fluctuations in the price of the common stock of GoIndustry or any other publicly-traded holdings we may hold from time to time may affect the price of our Common Stock. The price of this publicly-traded company’s common stock has been highly volatile. As of December 31, 2010, the market value of our interest in GoIndustry was $3.5 million, based upon a $1.38 per share closing price for GoIndustry. The results of operations and, accordingly, the price of the stock of GoIndustry may be adversely affected by the occurrence of the risk factors contained in this Report. In addition, the results of operations and common stock price of GoIndustry may be adversely affected by the risk factors set forth in GoIndustry’s submissions on the AIM market of the London Stock Exchange, which are publicly available at www.londonstockexchange.com.
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
The loss of our or our partner companies’ executive officers or other key personnel, or our or our partner companies’ inability to attract additional key personnel, could disrupt our business and operations.
If one or more of our executive officers or key personnel, or our partner companies’ key personnel, were unable or unwilling to continue in their present positions, or if we or our partner companies were unable to hire qualified personnel, our business and operations could be disrupted and our operating results and financial condition could be seriously harmed.
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
We and our partner companies may be subject to legal claims involving stockholder, consumer, competition and other matters. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or, in cases for which injunctive relief is sought, an injunction prohibiting one of our partner companies from performing a critical activity, such as selling its software and services. If we or one of our partner companies were to receive an unfavorable ruling in a litigation matter, our and our partner companies’ respective businesses, financial condition and results of operations could be materially harmed. Even if legal claims brought against us or our partner companies are without merit, defending lawsuits may be time-consuming and expensive and may divert our or our partner companies’ management attention from other business concerns.
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
Provisions of our amended certificate of incorporation and bylaws, including supermajority voting requirements and the inability of our stockholders to call stockholder meetings or act by written consent, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. Our amended certificate of incorporation provides that our board of directors may issue preferred stock without stockholder approval and also provides for a staggered board of directors. We are subject to the provisions of Section 203 of the Delaware General Corporation Law, which restricts certain business combinations with interested stockholders. The combination of these provisions may inhibit a non-negotiated merger or other business combination.

ITEM 1B.	Unresolved Staff Comments
None.

ITEM 2.	Properties
The location and general description of our properties as of March 1, 2011 are as follows:
Corporate Offices
Our corporate headquarters are located at 690 Lee Road, Suite 310 in an office facility located in Wayne, Pennsylvania, where we lease approximately 11,000 square feet.
Consolidated Core Company Properties
Our consolidated core companies lease approximately 137,990 square feet of office, administrative, sales and marketing, operations and data center space, principally in Georgia, Minnesota, New York, Pennsylvania, Texas and Washington, D.C. in the United States, and administrative office space in Brazil, China, Czech Republic, India and the United Kingdom.

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
The appeals referenced in the November 6, 2009 notices of appeal have been docketed in the Court of Appeals for the Second Circuit. By order dated April 7, 2010, the District Court directed that the appealing class members identify the specific class, by company, to which they purport to belong. The District Court’s order further directed the clerk of the court to enter the appealing class members’ notices of appeal only in those cases as to which the appealing class members identify themselves as members of the class certified. No such notice of appeal has been entered in the action against the Company. Separately, on June 17, 2010, the District Court entered an order requiring the appellants to post a bond in the amount of $25,000, jointly and severally, as a condition of pursuing their appeals from the October 5, 2009 order approving the global settlement. The bond was posted and a briefing schedule with respect to the appeals was set. The distribution of settlement proceeds is currently being held in abeyance.
Since September 2010, four of the six individuals or groups that filed appeals from the class settlement have dropped their appeals, leaving two, a pro se appeal by James Hayes and an appeal filed by Theodore Bechtold, an attorney filing on his own behalf. Each filed opening briefs challenging the settlement and/or class certification on a variety of grounds. Responsive briefs from the appellees were due to be filed by December 17, 2010. On December 8, 2010, however, the plaintiff-appellees (class counsel defending the class settlement) moved to dismiss the Bechtold appeal on a variety of technical grounds. That motion is still pending before the Court of Appeals for the Second Circuit. Its filing suspended the date by which the responsive briefs in both appeals were to be filed. Accordingly, completion of briefing on the two remaining appeals will await resolution of the motion to dismiss Mr. Bechtold’s appeal.

ITEM 4.	(Removed and Reserved)

PART II

ITEM 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information. Our Common Stock is currently traded on the NASDAQ Global Select Market under the symbol “ICGE.” The price range per share reflected in the table below is the highest and lowest sale price for our Common Stock as reported by the NASDAQ Global Market* during each quarterly period of our two most recent fiscal years.

	2009				2010
Quarterly Ended	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31
High	$5.95	$6.85	$8.62	$8.43	$8.69	$11.11	$11.50	$14.27
Low	$3.25	$3.85	$6.17	$5.76	$6.12	$7.55	$7.20	$10.60

*	Effective January 1, 2011, our Common Stock began trading on the NASDAQ Global Select Market.
Holders. As of March 1, 2011, there were approximately 734 holders of record of our Common Stock; there is a much larger number of beneficial owners of our Common Stock.
Dividends. We have never declared or paid cash dividends on our capital stock, and we do not intend to pay cash dividends in the foreseeable future. We plan to retain any earnings for use in the operation of our business and to fund future growth.
Stock Performance Graph. The following graph presents a comparison of the performance of our Common Stock with that of the NASDAQ Composite Index and the Goldman Sachs Technology Internet Index from December 31, 2005 to December 31, 2010. The graph shall not be deemed “filed” for purchases of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act.
COMPARISON OF CUMULATIVE TOTAL RETURN** SINCE DECEMBER 31, 2005
AMONG INTERNET CAPITAL GROUP, INC.,
THE NASDAQ COMPOSITE INDEX AND THE GSTI INTERNET INDEX

**	$100 invested at closing prices on December 31, 2005 in our Common Stock or in a stock index, including reinvestment of dividends.

Issuer Purchases of Equity Securities
In 2008, we adopted a share repurchase program under which we may repurchase, from time to time, up to $25.0 million of shares of our Common Stock in the open market, in privately negotiated transactions or pursuant to trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act. The table below contains information relating to the repurchases of our Common Stock that occurred under the share repurchase program through the date of the filing of this Report.

			Total Number of	Approximate Dollar
			Shares Purchased as	Value That May Yet
			Part of Publicly	Be Purchased
	Total Number of	Average Price Paid	Announced	Under the
Period	Shares Purchased(1)	per Share(2)	Program(1)	Program

Repurchased during the year ended 12/31/08	1,948,158	$4.75	1,948,158	$15.7 million

Repurchased during the year ended 12/31/09	492,242	$5.45	492,242	$13.1 million

1/1/10 to 1/31/10	0	—	0	$13.1 million

2/1/10 to 2/28/10	0	—	0	$13.1 million

3/1/10 to 3/31/10	0	—	0	$13.1 million

4/1/10 to 4/30/10	0	—	0	$13.1 million

5/1/10 to 5/31/10	0	—	0	$13.1 million

6/1/10 to 6/30/10	0	—	0	$13.1 million

7/1/10 to 7/31/10	0	—	0	$13.1 million

8/1/10 to 8/31/10	0	—	0	$13.1 million

9/1/10 to 9/30/10	0	—	0	$13.1 million

10/1/10 to 10/31/10	0	—	0	$13.1 million

11/1/10 to 11/30/10	0	—	0	$13.1 million

12/1/10 to 12/31/10	0	—	0	$13.1 million

1/1/11 to 1/31/11	0	—	0	$13.1 million

2/1/11 to 2/28/11	0	—	0	$13.1 million

3/1/11 to 3/16/11	0	—	0	$13.1 million

Total	2,440,400	$4.89	2,440,400	$13.1 million

(1)	All shares purchased in open market transactions.

(2)	Average price paid per share excludes commissions.

ITEM 6.	Selected Financial Data
The following table summarizes certain selected historical consolidated financial information that has been derived from our audited Consolidated Financial Statements for each of the years ended December 31, 2010, 2009, 2008, 2007 and 2006. The financial information may not be indicative of our future performance. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the related Notes thereto included in this Report.

	Year Ended December 31,
	2010	2009	2008	2007	2006(1)
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$115,710	$90,252	$71,181	$52,923	$64,749
Operating expenses
Cost of revenue	71,050	56,920	46,400	39,523	42,439
Selling, general and administrative	42,206	34,578	36,165	32,781	42,108
Research and development	10,644	9,015	10,212	6,033	8,755
Amortization of intangible assets	1,357	205	205	129	1,695
Impairment related and other	1,182	5,192	9,847	59	178

Total operating expenses	126,439	105,910	102,829	78,525	95,175

Operating income (loss)	(10,729)	(15,658)	(31,648)	(25,602)	(30,426)
Other income (loss), net	74,147	16,578	43,225	6,830	34,605
Interest income (expense), net	(36)	230	1,516	5,062	7,345

Income (loss) from continuing operations before income taxes and equity loss	63,382	1,150	13,093	(13,710)	11,524
Income tax benefit (expense)	(254)	39,510	(357)	3,992	40
Equity loss	(16,022)	(12,131)	(33,702)	(14,416)	(5,461)

Income (loss) from continuing operations	47,106	28,529	(20,966)	(24,134)	6,103
Income (loss) on discontinued operations	802	—	—	995	8,289

Net income (loss)	47,908	28,529	(20,966)	(23,139)	14,392
Less: Net income (loss) attributable to non-controlling interest	1,319	12,995	1,960	468	(1,232)

Net income (loss) attributable to Internet Capital Group, Inc.	$46,589	$15,534	$(22,926)	$(23,607)	$15,624

Basic Income (loss) Per Share Attributable to Internet Capital Group, Inc.:
Income (loss) from continuing operations	$1.26	$0.42	$(0.60)	$(0.64)	$0.20
Income (loss) on discontinued operations	0.02	—	—	0.02	0.22

Basic income (loss) per share	$1.28	$0.42	$(0.60)	$(0.62)	$0.42

Shares used in computation of basic income (loss) per share	36,427	36,660	38,106	37,916	37,570

Diluted Income (loss) Per Share Attributable to Internet Capital Group, Inc.:
Income (loss) from continuing operations	$1.24	$0.42	$(0.60)	$(0.64)	$0.19
Income (loss) on discontinued operations	0.02	—	—	0.02	0.22

Diluted income (loss) per share	$1.26	$0.42	$(0.60)	$(0.62)	$0.41

Shares used in computation of diluted income (loss) per share	37,064	36,705	38,106	37,916	38,106

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$92,639	$55,528	$89,527	$82,031	$120,808
Working capital	$97,150	$73,122	$83,285	$78,749	$78,939
Total assets	$280,989	$330,087	$285,580	$332,431	$354,427
Other long-term debt, net of current portion	$15,458	$645	$3,916	$191	$544
Senior convertible notes	$—	$—	$—	$—	$26,590
Total Internet Capital Group, Inc.’s stockholders’ equity	$223,807	$280,665	$247,509	$304,658	$298,538

(1)
The selected financial data for 2006 is not comparable to the other periods presented due to the adoption of the transitional provisions of Accounting Standards Codification (“ASC”) section 470, subsection 20, “Debt with Conversion and Other Options.” The adoption of this guidance resulted in the revision of the loss on the repurchase of Senior convertible notes included in “Other income (loss)” on our Consolidated Statements of Operations for the year ended December 31, 2007, as well as a reclassification between “Additional paid-in capital” and “Accumulated deficit” on our Consolidated Balance Sheets in subsequent periods.

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
The Consolidated Financial Statements include the consolidated accounts of Internet Capital Group, Inc., a company incorporated in Delaware, and its subsidiaries, both wholly-owned and consolidated (Internet Capital Group, Inc. and all such subsidiaries are collectively hereinafter referred to as “ICG,” the “Company,” “we,” “our,” or “us,”), and have been prepared in accordance with U.S. generally accepted accounting principles (GAAP).
Executive Summary
We focus on acquiring and building SaaS, technology-enabled BPO and Internet marketing companies that improve the productivity and efficiency of their business customers. We call these companies our “partner companies.” As of December 31, 2010, we held ownership interests in 12 companies that we considered our partner companies. On February 17, 2011, Metastorm, an equity core company, was sold, resulting in ownership interests in 11 partner companies as of the date of this Report. The results of operations of our partner companies are reported in two segments: the “core” reporting segment and the “venture” reporting segment. Our core reporting segment includes the partner companies in which our management takes a very active role in providing strategic direction and management assistance. We own majority controlling equity positions in (and therefore consolidate the financial results of) three of these core companies, which we call our “consolidated core companies.” We own substantial minority equity positions (i.e., the largest equity positions) in our other core companies, which we call our “equity core companies.” We expect to devote relatively large initial amounts of capital to acquire stakes in core companies, particularly consolidated core companies, since any such acquisition would entail the deployment of cash and/or issuance of ICG stock to purchase of a large equity stake in a target with relatively strong financial characteristics and growth potential.
Our venture reporting segment includes partner companies to which we generally devote less capital than we do to our core companies and, therefore, in which we hold relatively smaller ownership stakes than we do in our core companies. As a result, we generally have less influence over the strategic direction and management decisions of our venture companies than we do over those of our core companies.
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

Because we own significant interests in a number of partner companies that are in different stages of profitability, we have experienced, and expect to continue to experience, significant volatility in our results. While many of our partner companies have consistently reported losses, we have recorded net income in certain periods and experienced significant volatility from period-to-period due to infrequently occurring transactions and other events relating to our ownership interests in partner companies. These transactions and events are described in more detail in our Notes to Consolidated Financial Statements included hereto and include dispositions of, changes to and impairment of our partner company ownership interests and dispositions of our holdings of marketable securities.
Liquidity and Capital Resources
The following table summarizes our and our consolidated subsidiaries’ cash and cash equivalents, restricted cash, marketable securities and certain long-term debt as of December 31, 2010 and 2009:

	December 31, 2010			December 31, 2009
		Consolidated			Consolidated
	Corporate	Subsidiaries	Total	Corporate	Subsidiaries	Total
	(in thousands)
Cash and cash equivalents	$72,915	$19,523	$92,438	$29,443	$26,038	$55,481
Restricted cash	—	201	201	—	47	47

	$72,915	$19,724	$92,639	$29,443	$26,085	$55,528

Marketable securities (1)	$—	$—	$—	$72,965	$—	$72,965

ICG Commerce term loan due August 2015	$—	$(18,667)	$(18,667)	$—	$—	$—

(1)	Includes an offsetting liability of $0.5 million at December 31, 2009 related to derivative instruments associated with our marketable securities.
On February 17, 2011, the sale of Metastorm, an equity core company, to Open Text Corporation (“Open Text”) was consummated. Our portion of the sale proceeds consisted of $53.0 million; $51.3 million of these proceeds were received upon the closing of the transaction, and the remainder has been placed in escrow in connection with a customary indemnification holdback. If this sale had occurred immediately prior to the end of the year ended December 31, 2010, our and our consolidated subsidiaries’ total cash and cash equivalents at December 31, 2010 would have been $144.0 million.
We believe existing cash and cash equivalents, proceeds from the potential sales of all or a portion of our interests in certain partner companies and equity issuances to be sufficient to fund our cash requirements for the foreseeable future, including any future commitments to partner companies, debt obligations and general operations requirements. As of the date of this filing, we were not obligated for any material funding and guarantee commitments to existing partner companies. We will continue to evaluate acquisition opportunities and may acquire additional ownership interests in new and existing partner companies in the next twelve months; however, such acquisitions will generally be made at our discretion.
GovDelivery, ICG Commerce and InvestorForce have funded their operations through a combination of cash flow from operations and borrowings. GovDelivery and ICG Commerce expect that their existing cash balances and cash flow from operations will be sufficient to fund their respective operations, including the payment of debt obligations, for the foreseeable future. InvestorForce is expected to require additional borrowings, primarily from ICG, to fund its operations through 2011.
In 2010, our consolidated working capital increased from $73.1 million as of December 31, 2009 to $97.2 million as of December 31, 2010, an increase of $24.1 million. This increase to working capital was primarily due to sales of marketable securities, proceeds of ICG Commerce’s new $20.0 million term loan, and an increase in customer receivables at our consolidated subsidiaries, partially offset by decreases in our income tax receivable and increases in current maturities of long-term debt related to ICG Commerce’s term loan, core consolidated company deferred revenue, particularly at GovDelivery, and accrued compensation and benefits.

Summary of Statements of Cash Flows

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Cash provided by (used in) operating activities	$1,169	$(8,979)	$(12,385)
Cash provided by (used in) investing activities	$69,793	$(22,245)	$28,964
Cash used in financing activities	$(34,476)	$(2,935)	$(8,593)
The change from cash used in operating activities of $(9.0) million in 2009 to cash provided by operating activities of $1.2 million in 2010 was primarily related to the receipt of part of the income tax receivable that was outstanding at December 31, 2009 and an increase in deferred revenue during 2010, as well as a large increase in deferred income taxes during 2009 that did not recur in 2010, partially offset by an increase in other income in 2010.
The $3.4 million decrease in cash used in operating activities from 2008 to 2009 was primarily due to the increase to net income of $15.5 million in 2009 compared to net loss of $(22.9) million in 2008, a decrease in other income (loss) of $26.7 million and an increase in income attributable to the noncontrolling interest of $11.0 million from 2008 to 2009. These items were partially offset by a deferred tax benefit recorded in 2009 and a reduction in equity loss from 2008 to 2009 of $28.9 million and $21.6 million, respectively. Additionally, net changes in working capital components decreased $14.6 million from 2008 to 2009, primarily driven by income tax receivables of $10.6 million in 2009.
The change from cash used in investing activities of $(22.2) million in 2009 to cash provided by investing activities of $69.8 million in 2010 was primarily related to proceeds received from the sale of marketable securities in 2010. The change from cash provided by investing activities in 2008 to cash used in investing activities in 2009 was primarily related to decreased proceeds of $38.6 million from sales of marketable securities from 2008 to 2009, as well as an $11.2 million increase in acquisitions of ownership interests in partner companies during that period.
The increase in cash used in financing activities from 2009 to 2010 was primarily due to the acquisition of an additional 17% ownership interest in ICG Commerce, partially offset by proceeds of ICG Commerce’s new $20.0 million term loan. The decrease in cash used in financing activities from 2008 to 2009 primarily relates to a $6.6 million decrease in our Common Stock repurchases under the share repurchase program discussed in the subsection entitled, “Issuer Purchases of Equity Securities,” in “Item 5—Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”
From time to time, we and our consolidated subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. We do not expect any liability with respect to these actions that would materially affect our financial position or cash flows.
Contractual Cash Obligations and Commercial Commitments
The following table summarizes our and our consolidated subsidiaries contractual cash obligations and commercial commitments as of December 31, 2010:

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
	(in thousands)
Operating leases	$13,749	$2,849	$4,759	$3,670	$2,471
Capital leases	503	279	223	1	—
ICG Commerce term loan	18,667	4,000	8,000	6,667	—
Other debt	911	344	567	—	—

	$33,830	$7,472	$13,549	$10,338	$2,471

Off-Balance Sheet Arrangements
We are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
Our Partner Companies
As of December 31, 2010, we owned interests in 12 partner companies that are categorized below based on segment and method of accounting.

CORE COMPANIES (%Ownership Interest)
Consolidated	Equity	Cost
GovDelivery (93%)	Channel Intelligence (50%)(1)	(none)
ICG Commerce (80%)	Freeborders (31%)
InvestorForce (76%)	Metastorm (33%)(2)
StarCite (36%)
WhiteFence (36%)

VENTURE COMPANIES (%Ownership Interest)
Consolidated	Equity	Cost
(none)	Acquirgy (25%)	(none)
ClickEquations (33%)
GoIndustry (26%)(3)
SeaPass (26%)

(1)
Our ownership percentage of 49.5% rounds up to 50%. We do not consolidate Channel Intelligence because we do not own a majority interest, and additional factors support that we do not exert control over Channel Intelligence. See Note 5, “Ownership Interests in Partner Companies,” to our Consolidated Financial Statements.

(2)
On February 17, 2011, Metastorm was sold, and Metastorm’s results will no longer be included in our financial results (i.e. our equity loss) subsequent to that date. Throughout this Report, the results of Metastorm have been removed from our core segment results and reflected in the reconciling item, “Dispositions.”

(3)
As of December 31, 2010 and the date of this Report, we owned 2,546,743 shares, or approximately 26% of the voting securities, of GoIndustry. GoIndustry’s common stock is traded on the AIM market of the London Stock Exchange under ticker symbol GOI. See Note 5, “Ownership Interests in Partner Companies,” to our Consolidated Financial Statements.

Results of Operations
The following table summarizes the unaudited selected financial information related to our segments. Each segment includes the results of our consolidated partner companies and records our share of the earnings and losses of partner companies accounted for under the equity method of accounting. The partner companies included within the segments are consistent between periods, with the exception of certain partner company acquisitions and dispositions. Core segment results for the year ended December 31, 2010 include GovDelivery, which was acquired on December 31, 2009. Core segment results for the years ended December 31, 2009 and 2008 include the results of Vcommerce Corporation (“Vcommerce”) for the time it was a consolidated subsidiary, from May 2008 through August 2009. Additionally, Acquirgy and SeaPass, the partner companies in which we acquired interests during 2009, are included in the venture segment from their respective acquisition dates, July 31, 2009 and October 14, 2009. ClickEquations is included in the venture segment beginning on March 7, 2008, at which time we acquired more than 20% of its voting securities and began to record our share of the earnings and losses of ClickEquations under the equity method of accounting. The method of accounting for any particular partner company may change based on our ownership interest.

“Dispositions” are those partner companies that have been sold or ceased operations and are no longer included in a segment for the periods presented. The Company considers dispositions to be either the sale of a division, subsidiary or asset group of our consolidated partner companies, typically classified as discontinued operations for accounting purposes, or the disposition of our ownership interest in a core or venture company accounted for under the equity method of accounting. The amounts presented as “Dispositions” below represent a subsidiary of GovDelivery that was sold on August 31, 2010, as well as Metastorm, which was sold on February 17, 2011. “Corporate” expenses represent the general and administrative expenses of our business operations, which include supporting our partner companies and operating as a public company. The measure of segment net loss reviewed by us does not include items such as gains on the disposition of partner company ownership interests and marketable securities holdings, income taxes and impairment charges associated with partner companies, which are reflected in “Other” reconciling items in the information that follows.

Segment Information
(in thousands)
			Total	Reconciling Items			Consolidated
	Core	Venture	Segment	Dispositions	Corporate	Other	Results
For the Year Ended December 31, 2010
Revenue	$115,710	$—	$115,710	$—	$—	$—	$115,710
Net income (loss) attributable to Internet Capital Group, Inc.	$(5,655)	$(4,149)	$(9,804)	$(2,115)	$(17,684)	$76,192	$46,589

For the Year Ended December 31, 2009
Revenue	$90,252	$—	$90,252	$—	$—	$—	$90,252
Net income (loss) attributable to Internet Capital Group, Inc.	$28,503	$(3,197)	$25,306	$(2,102)	$(15,858)	$8,188	$15,534

For the Year Ended December 31, 2008
Revenue	$71,181	$—	$71,181	$—	$—	$—	$71,181
Net income (loss) attributable to Internet Capital Group, Inc.	$(18,999)	$(4,381)	$(23,380)	$(4,759)	$(18,966)	$24,179	$(22,926)
For the Years Ended December 31, 2010, 2009 and 2008
Results of Operations — Core Companies
The following presentation includes the results of our consolidated core companies and our share of the results of our equity core companies.

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Selected data:
Revenue	$115,710	$90,252	$71,181

Cost of revenue	(71,050)	(56,920)	(46,400)
Selling, general and administrative	(25,037)	(18,321)	(16,390)
Research and development	(10,644)	(9,015)	(10,212)
Amortization of intangible assets	(1,357)	(205)	(205)
Impairment related and other	(386)	(316)	(789)

Operating expenses	(108,474)	(84,777)	(73,996)
Interest and other	(677)	433	(1,139)
Income tax benefit (expense)	(6,172)	28,883	(687)
Equity loss	(6,042)	(6,288)	(14,358)

Net income (loss)	$(5,655)	$28,503	$(18,999)

Revenue
Revenue increased from $90.3 million in 2009 to $115.7 million in 2010, an increase of $25.4 million, primarily due to continued growth at ICG Commerce. ICG Commerce’s revenue increased 24% from 2009 to 2010 as a result of significant new customers, as well as an increase in revenue from existing customers. Revenue also increased at InvestorForce, growing 55% from 2009 to 2010. Revenue recognized by GovDelivery in 2010 was higher than that recorded by Vcommerce during the eight months in 2009 that it was consolidated by the Company.
Revenue increased from $71.2 million in 2008 to $90.3 million in 2009, an increase of $19.1 million. The majority of this increase, $17.6 million, was attributable to revenue growth at ICG Commerce, which increased 28% from 2008 to 2009 due to that Company’s expanding customer base and the continuation of long-term relationships. Increased revenue at InvestorForce in 2009 also contributed to the annual increase in consolidated revenue, while revenue of Vcommerce from January 2009 through the date of its deconsolidation in August 2009 decreased slightly from the eight months of revenue consolidated in 2008.
Operating Expenses
Operating expenses increased from $84.8 million in 2009 to $108.5 million in 2010, an increase of $23.7 million. The increase primarily relates to increases in cost of revenue and selling, general and administrative expenses. The most significant of these increases was a 24% increase in cost of revenue at ICG Commerce related to increased headcount and other customer-related expenses, as well as selling, general and administrative expenses incurred by GovDelivery during the year ended December 31, 2010 that was 200% higher than the selling, general and administrative expenses recognized by Vcommerce during the eight-month 2009 period that it was included in ICG’s consolidated results.
Operating expenses increased from $74.0 million in 2008 to $84.8 million in 2009, an increase of $10.8 million. This increase was the result of increases in the cost of revenue and selling, general and administrative expenses, primarily expenses related to an increase in headcount of approximately 100 employees in 2009 needed to service new customers at ICG Commerce. An increase in selling, general and administrative expenses at InvestorForce also contributed to the increase in operating expenses from 2008 to 2009 and was related to the hiring of certain additional key personnel in late 2008 and early 2009. The decrease in research and development costs from 2008 to 2009 was related to cost reduction efforts at Vcommerce in the first half of 2009.
Income Tax
Income tax expenses of $6.3 million at ICG Commerce for the year ended December 31, 2010 (which represents income tax expense before ICG Commerce became a member of the Company’s consolidated U.S. tax return group on July 1, 2010) was offset by an income tax benefit of $0.1 million for a net operating loss carryback claim related to InvestorForce. ICG Commerce recorded an income tax benefit of $28.9 million for the year ended December 31, 2009 related to the reduction of a portion of ICG Commerce’s valuation allowance. Based on ICG Commerce’s recent history of profitability and estimates of continued profitability, ICG Commerce believes it is more likely than not that the majority of its available net deferred tax assets will be realized.

Equity Loss
A portion of our net results from our core companies is derived from those partner companies in which we hold a substantial noncontrolling ownership interest. Our share of the net income or net losses of these partner companies is recorded in our Consolidated Statements of Operations under “Equity loss.”

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Selected data:
Total revenue	$112,604	$116,584	$118,434
Total net loss	$(11,389)	$(9,775)	$(32,745)

Our share of total net loss	$(4,379)	$(4,659)	$(13,304)
Amortization of intangible assets	(1,663)	(1,629)	(1,054)

Equity loss	$(6,042)	$(6,288)	$(14,358)

Revenue at our equity core companies, excluding Metastorm, decreased from $116.6 million in 2009 to $112.6 million in 2010, a decrease of $4.0 million. This decrease relates to decreases in revenue at Freeborders, StarCite and WhiteFence, partially offset by an increase in revenue at Channel Intelligence. Aggregate net loss increased from 2009 to 2010, which was primarily the result of a decline in results at Channel Intelligence and Freeborders, partially offset by improved results at StarCite, primarily due to workforce and program reductions and other cost-cutting initiatives.
Revenue from our equity core companies, excluding Metastorm, decreased from $118.4 million in 2008 to $116.6 million in 2009, a decrease of $1.8 million, primarily due to decreases in revenue at StarCite and WhiteFence. These decreases were driven in large part by difficult macroeconomic conditions that began in late 2008 and continued through 2009. Despite the decrease in aggregate revenue, net results at each of our equity core companies improved from 2008 to 2009 due to improved cost management and the absence of one-time charges recorded in 2008, resulting in a decrease in aggregate net loss in 2009 compared to 2008 and a significant decrease in our share of this aggregate net loss.
Results of Operations — Venture Companies
The following presentation includes our share of the results of our venture companies. There are currently no consolidated partner companies that we consider to be part of our venture reporting segment. Accordingly, our share of the results of our venture companies is recorded in our Consolidated Statements of Operations under “Equity loss.”

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Selected data:
Our share of total net loss	$(3,481)	$(3,020)	$(4,381)
Amortization of intangible assets	(668)	(177)	—

Equity loss	$(4,149)	$(3,197)	$(4,381)

Equity loss related to our venture companies increased from 2009 to 2010, primarily as a result of a full year of equity loss related to Acquirgy and SeaPass in 2010, which were acquired in July 2009 and October 2009, respectively. GoIndustry reported income for a portion of 2010; we did not record our share of this income in our Consolidated Statements of Operations. We will not record our share of any income reported by GoIndustry until such time as our share of income equals the historical unrecorded losses associated with GoIndustry.

Equity loss related to our venture companies decreased from 2008 to 2009 due to the improvement of GoIndustry’s net results in 2009, partially offset by a full year of equity loss related to ClickEquations in 2009 compared with ten months in 2008 and the acquisitions of Acquirgy and SeaPass in 2009.
Results of Operations — Reconciling Items
Dispositions
On August 31, 2010, GovDelivery completed the sale of one of its subsidiaries, GovDocs, Inc. (“GovDocs”) to a former executive of GovDelivery for aggregate consideration of $1.8 million. GovDocs had revenue and net income of $1.4 million and $0.2 million, respectively, from January 1, 2010 through August 31, 2010, which were included in our core segment. In addition the Company recognized a net gain on the sale of GovDocs of $0.6 million. GovDocs’ revenue and operating results from that period have been separated from continuing operations and its net results, along with the net gain on the sale of GovDocs, are presented in the single line item, “Income (loss) from discontinued operations, including gain on sale,” on our Consolidated Statements of Operations, as well as included in “Dispositions” in the “Results of Operations” segment information table.
On February 17, 2011, the sale of Metastorm to Open Text was consummated. We recorded equity loss related to our share of Metastorm’s results of $2.6 million, $1.6 million and $4.4 million for the years ended December 31, 2010, 2009 and 2008. Additionally, we recorded $0.3 million, $0.5 million and $0.4 million of ICG’s intangible asset amortization related to Metastorm for the respective periods. Although we considered Metastorm a core equity company, our share of Metastorm’s results and the related ICG intangible asset amortization have been removed from the results of our core segment and are included in “Dispositions” in the “Results of Operations” segment information table above for all periods presented.
Corporate

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
General and administrative	$(17,169)	$(16,257)	$(19,775)
Impairment related and other	(796)	—	(794)
Interest income (expense), net	281	399	1,603

Net loss	$(17,684)	$(15,858)	$(18,966)

General and Administrative
Our general and administrative expenses increased $0.9 million from 2009 to 2010, due to an increase in employee-related expenses of $1.7 million, partially offset by decreases in equity-based compensation and other outside services of $0.5 million and $0.3 million, respectively. Employee-related expenses were higher in 2010 than 2009, primarily due to our 2009 performance plan. For 2009, we implemented a one-time reduction of the target bonus under the performance plan for certain employees.
The decrease of $3.5 million in general and administrative expenses from 2008 to 2009 is primarily due to a decrease of $3.1 million in equity based compensation, coupled with decreases of $0.3 million in consulting fees, $0.2 million in financial reporting costs and $0.2 million in insurance premiums, partially offset by an increase in employee-related expenses of $0.3 million, primarily related to increased headcount.
Impairment-Related and Other
Our impairment-related and other expenses related to severance charges of $0.8 million in both 2010 and 2008, which were primarily related to cash payments.

Interest Income/Expense
Interest income decreased from $0.4 million in 2009 to $0.3 million in 2010, a decrease of $0.1 million, due to slightly lower average interest rate yields in 2010. The net decrease of $1.2 million in our interest income (expense) from 2008 to 2009 is attributable to the decrease in our average cash balances compounded with decreases in interest rates.
Other

	Year Ended December 31,
	2010	2009	2008
	(in thousands)

Corporate other income (loss), net (excluding impairments of cost method partner companies)	$74,507	$15,976	$49,012
Impairments of cost method partner companies	—	—	(4,735)

Other income (loss), net	74,507	15,976	44,277

Impairment of carrying value of GoIndustry (venture) (venture equity company)	(2,914)	(544)	(10,204)
Impairment of goodwill related to Vcommerce (core) (consolidated core company)	—	(4,876)	(8,264)
Income tax benefit (expense)	5,918	10,627	330
Noncontrolling interest	(1,319)	(12,995)	(1,960)

Net income	$76,192	$8,188	$24,179

Corporate Other Income (Loss), Net
Corporate other income (loss), net for the year ended December 31, 2010 of $74.5 million was comprised of a $67.0 million gain on the sale of marketable securities, primarily Blackboard Inc. (“Blackboard”) common stock (including a loss of $0.2 million to terminate hedges on our Blackboard common stock holdings in the period), a $7.0 million gain related to escrow releases and other distributions related to prior ownership interests in partner companies and a $0.5 million gain related to an increase in the value of our Blackboard hedges from December 31, 2009 through the termination of these hedges in 2010.
Corporate other income (loss), net of $16.0 million in 2009 related primarily to a gain on the sale of marketable securities of $21.3 million, coupled with gains totaling $2.6 million related to the sale of interests in partner companies. These gains were offset by unrealized losses related to the mark-to-market impact of our Blackboard hedges of $7.6 million and a $0.3 million net dilution loss resulting from equity transactions at certain of our partner companies during 2009, which affected our ownership in those partner companies.
Corporate other income (loss), net of $44.3 million in 2008 related primarily to the sale of interests in partner companies of $38.0 million and unrealized gains related to the mark-to-market impact of our Blackboard hedges of $10.2 million.
See Note 15, “Other Income (Loss),” to our Consolidated Financial Statements.
Impairment Charges
We recorded an impairment charge of $2.9 million in 2010 to our basis in GoIndustry related to a decrease in the fair market value of our equity holdings in GoIndustry during the period.
We recorded impairment charges of $5.4 million in 2009. Of this amount, $4.9 million related to the impairment of goodwill associated with Vcommerce, and the remaining $0.5 million was an impairment charge related to our carrying value of GoIndustry.

We recorded impairment charges of $23.2 million in 2008. Of this amount, $8.3 million related to the impairment of goodwill associated with our partner companies, and $14.9 million was a reduction to our basis in partner companies accounted for under the cost and equity methods.
See Note 4, “Goodwill and Intangibles, net,” to our Consolidated Financial Statements.
Corporate Income Tax
ICG recorded a tax benefit of $1.1 million in 2010, which was attributable to $0.7 million of interest related to a portion of the tax receivable that was paid by the Internal Revenue Service during the first half of 2010, as well as a provision to return adjustment of $0.4 million to reflect the actual net operating loss carryback related to the 2009 tax year. In addition, the Company recorded an income tax benefit of $4.8 million in consolidation, in order to recognize the effect of ICG Commerce joining the Company’s U.S. income tax return filing as a result of the Company’s increased equity ownership in ICG Commerce.
The income tax benefits recorded in 2009 and 2008 represent net operating losses that have been carried back to 2005 as a result of newly-enacted legislation, as well as the results of the Internal Revenue Service’s examination of the Company’s federal income tax returns for the years 2005, 2006 and 2007.
See Note 16, “Income Taxes,” to our Consolidated Financial Statements.
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to our interests in our partner companies, marketable securities, revenue, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.
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

Revenue Recognition
ICG Commerce may assume all or a part of a customer’s procurement function as part of sourcing arrangements. Typically, in these engagements, ICG Commerce is paid a fixed fee agreed upon in advance and/or a fee based on a percentage of the amount spent by its customers’ respective purchasing departments in the specified areas ICG Commerce manages. Additionally, in some cases, ICG Commerce has the opportunity to earn additional fees based on the level of savings achieved for customers. ICG Commerce recognizes revenue and any additional fees as earned, which is typically over the life of a customer contract, which approximates the life of the relevant customer relationship.
GovDelivery revenue generally consists of nonrefundable setup fees and monthly maintenance hosting fees. These fees are deferred and recognized as the services are performed, which is typically over the service term. Costs related to performing setup services are expensed as incurred.
InvestorForce generates revenue from license fees earned in connection with hosted services, setup fees and support and maintenance fees. Hosted services primarily consist of data aggregation, performance calculation, real-time analysis and automated production of performance reports for the institutional investment community. Generally, a minimum quarterly base fee is charged for hosted services. These minimum fees are recognized on a pro rata basis over the service term. As the volume of client accounts increases, additional fees apply. Any additional fees are recognized in the period in which account volumes exceed the contract minimum. Setup and support and maintenance fees are deferred and recognized ratably over the service term.
Vcommerce was a consolidated company from May 2008, when our ownership stake increased to 53%, through August 2009, when it sold substantially all of its assets and liabilities. Vcommerce generated revenue from service fees it earned in connection with the development and operations of its clients’ e-commerce businesses. Service fee revenue primarily consisted of transaction fees, implementation fees and professional services fees, as well as access and maintenance fees. Vcommerce recognized revenue from services provided in accordance with general revenue recognition criteria either over the term of the customer contract or as services were rendered, depending on the type of revenue.
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
Fair Value Measurements
Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There are three levels of inputs that may be used to measure fair value. Any marketable securities we hold are reported at fair value on our Consolidated Balance Sheets based on quoted prices in active markets for identical or comparable assets.
Recent Accounting Pronouncements
In December 2010, the Financial Accounting Standards Board (FASB) issued accounting guidance related to the two-step approach for impairment testing of reporting units with zero or negative carrying amounts. This guidance requires companies to consider adverse qualitative factors, in addition to quantitative factors, in its assessment of whether the carrying amount of a reporting unit exceeds its fair value if it is more likely than not that a goodwill impairment exists for a reporting unit with a zero or negative carrying amount and to determine whether goodwill has been impaired and calculate the amount of that impairment. This guidance is effective for us beginning on January 1, 2011. We do not expect that this guidance will have a significant impact on our consolidated financial statements.
In December 2010, the FASB issued accounting guidance related to reporting pro forma information for business combinations in the footnotes of a company’s financial statements, and requires that entities presenting comparative financial statements should disclose pro forma revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period and carry forward any related adjustments through the current reporting period. This guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination(s) included in the reported pro forma revenue and earnings. This guidance is effective for us beginning on January 1, 2011 and will be applied to any acquisitions that occur on or after that date. We do not expect that this guidance will have a significant impact on our consolidated financial statements.
In October 2009, the FASB issued accounting guidance for recognition of revenue arrangements with multiple deliverables, which impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. This guidance is effective for us beginning on January 1, 2011. We do not expect that this guidance will have a significant impact on our consolidated financial statements.
In October 2009, the FASB issued accounting guidance related to certain revenue arrangements that include software elements, which amends the scope of pre-existing software revenue guidance. This guidance is effective for us beginning on January 1, 2011. We do not expect that this guidance will have a significant impact on our consolidated financial statements.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk
ICG Commerce conducts a portion of its business in foreign currencies, primarily those of European countries and, from time to time, may utilize derivative financial instruments, specifically fair value hedges, to manage foreign currency risks. In accordance with GAAP, gains and losses related to fair value hedges are recognized in income along with adjustments of carrying amounts of the hedged items. Therefore, its put option is marked to market, and unrealized gains and losses are included in current period net income. These options provide a predetermined rate of exchange at the time the option is purchased and allows ICG Commerce to minimize the risk of currency fluctuations. In determining the use of its put option, ICG Commerce considers the amount of sales and purchases made in local currencies, the type of currency and the costs associated with the contracts. During the year ended December 31, 2010, ICG Commerce purchased a put option to mitigate the risk of currency fluctuations at ICG Commerce’s operations in the United Kingdom. This option was net settled each quarter and matured on December 31, 2010, resulting in an immaterial loss in the period.
ICG Commerce is party to a term loan agreement with PNC Bank in the amount of $20.0 million, the interest rate for which is computed based on certain fixed and variable indices. During the year ended December 31, 2010, ICG Commerce entered into a rate swap transaction to minimize the risk of interest rate fluctuations. This rate swap transaction net settles each month and matures on August 1, 2015. ICG Commerce recognized an immaterial loss in the period related to this instrument.
We are exposed to equity price risks on the marketable portion of our equity securities. Our public holdings at December 31, 2010 include an equity position in GoIndustry, which has experienced significant historical volatility in its stock prices. A 20% adverse change in equity prices, based on a sensitivity analysis of our holdings in GoIndustry as of December 31, 2010, would result in a decrease in the fair value of our public holdings of approximately $0.7 million. Although a 20% adverse change in equity prices would cause the fair value of our holdings in GoIndustry to decrease to $2.8 million, our carrying value of the Company’s equity holdings in GoIndustry was $2.3 million as of December 31, 2010. Accordingly, a 20% adverse change in equity prices of our public holdings at December 31, 2010 would have no impact to our Consolidated Balance Sheets or Consolidated Statements of Operations.
Cash and cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates fair value due to the short-term maturity of these instruments. Marketable securities, if any, are carried at fair value.

ITEM 8.	Financial Statements and Supplementary Data
The following Consolidated Financial Statements, and the related Notes thereto, of Internet Capital Group, Inc. and the Report of Independent Registered Public Accounting Firm are filed as a part of this Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Internet Capital Group, Inc.:
We have audited the accompanying consolidated balance sheets of Internet Capital Group, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in equity, comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Internet Capital Group, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U. S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Internet Capital Group, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Philadelphia, Pennsylvania
March 16, 2011

INTERNET CAPITAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009
	(in thousands, except per share data)
Assets
Current Assets
Cash and cash equivalents	$92,438	$55,481
Restricted cash	201	47
Accounts receivable, net of allowance ($716-2010; $590-2009)	25,832	19,120
Deferred tax assets	4,830	8,147
Income tax receivable	6,314	11,071
Prepaid expenses and other current assets	2,528	2,146
Assets of discontinued operations	—	1,750

Total current assets	132,143	97,762
Marketable securities	—	73,512
Fixed assets, net	5,991	4,179
Ownership interests in partner companies	83,829	97,777
Goodwill	20,317	20,317
Intangibles, net	13,832	14,789
Deferred tax assets	22,973	20,724
Other assets, net	1,904	1,027

Total Assets	$280,989	$330,087

Liabilities
Current Liabilities
Current maturities of long-term debt	$4,623	$381
Accounts payable	1,973	1,590
Accrued expenses	2,777	4,463
Accrued compensation and benefits	15,327	12,218
Deferred revenue	10,293	5,668
Liabilities of discontinued operations	—	320

Total current liabilities	34,993	24,640
Long-term debt	15,458	645
Deferred revenue	60	83
Other liabilities	867	1,010
Hedges of marketable securities	—	547

Total Liabilities	51,378	26,925

Redeemable noncontrolling interest (Note 18)	1,182	1,420

Equity
Internet Capital Group, Inc.’s Stockholders’ Equity
Preferred stock, $0.01 par value; 10,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value; 2,000,000 shares authorized, 39,439 (2010) and 38,796 (2009) issued	39	39
Additional paid-in capital	3,541,044	3,573,347
Treasury stock, at cost, 2,440 shares (2010) and 2,440 shares (2009)	(12,031)	(12,031)
Accumulated deficit	(3,305,299)	(3,351,888)
Accumulated other comprehensive income	54	71,198

Total Internet Capital Group, Inc.’s Stockholders’ Equity	223,807	280,665
Noncontrolling Interest	4,622	21,077

Total Equity	228,429	301,742

Total Liabilities, Redeemable noncontrolling interest and Equity	$280,989	$330,087

See accompanying notes to Consolidated Financial Statements.

INTERNET CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
	(in thousands, except per share data)

Revenue	$115,710	$90,252	$71,181

Operating expenses
Cost of revenue	71,050	56,920	46,400
Selling, general and administrative	42,206	34,578	36,165
Research and development	10,644	9,015	10,212
Amortization of intangible assets	1,357	205	205
Impairment related and other	1,182	5,192	9,847

Total operating expenses	126,439	105,910	102,829

Operating income (loss)	(10,729)	(15,658)	(31,648)
Other income (loss), net	74,147	16,578	43,225
Interest income	330	446	1,850
Interest expense	(366)	(216)	(334)

Income (loss) from continuing operations before income taxes and equity loss	63,382	1,150	13,093
Income tax benefit (expense)	(254)	39,510	(357)
Equity loss	(16,022)	(12,131)	(33,702)

Income (loss) from continuing operations	47,106	28,529	(20,966)
Income (loss) from discontinued operations, including gain on sale	802	—	—

Net income (loss)	47,908	28,529	(20,966)
Less: Net income attributable to the noncontrolling interest	1,319	12,995	1,960

Net income (loss) attributable to Internet Capital Group, Inc.	$46,589	$15,534	$(22,926)

Amounts attributable to Internet Capital Group, Inc.:
Net income (loss) from continuing operations	$45,977	$15,534	$(22,926)
Net income (loss) from discontinued operations	612	—	—

Net income (loss)	$46,589	$15,534	$(22,926)

Basic income (loss) per share attributable to Internet Capital Group, Inc.:
Income (loss) from continuing operations	$1.26	$0.42	$(0.60)
Income (loss) on discontinued operations	0.02	—	—

Net income (loss)	$1.28	$0.42	$(0.60)

Shares used in computation of basic income (loss) per share	36,427	36,660	38,106

Diluted income (loss) per share attributable to Internet Capital Group, Inc.:
Income (loss) from continuing operations	$1.24	$0.42	$(0.60)
Income (loss) on discontinued operations	0.02	—	—

Net income (loss)	$1.26	$0.42	$(0.60)

Shares used in computation of diluted income (loss) per share	37,064	36,705	38,106

See accompanying notes to Consolidated Financial Statements.

INTERNET CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Internet Capital Group, Inc. Stockholders’ Equity
							Accumulated
			Treasury Stock,		Additional		Other	Non-
	Common Stock		at cost		Paid-In	Accumulated	Comprehensive	controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interest	Total
Balance as of December 31, 2007	38,651	$39	—	$—	$3,564,268	$(3,344,496)	$84,847	$5,143	$309,801
Equity-based compensation expense related to restricted stock	—	—	—	—	1,577	—	—	—	1,577
Impact of partner company equity transactions (Note 5)	—	—	—	—	(629)	—	—	331	(298)
Issuance of restricted stock	36	—	—	—	—	—	—	—	—
Surrenders of restricted stock	(17)	—	—	—	(87)	—	—	—	(87)
Equity-based compensation related to stock appreciation rights and stock options	—	—	—	—	4,167	—	—	—	4,167
Exercise of stock appreciation rights, net of surrenders	3	—	—	—	(6)	—	—	—	(6)
Issuance of deferred stock units to directors	30	—	—	—	616	—	—	—	616
Repurchase of common stock	—	—	(1,948)	(9,329)	—	—	—	—	(9,329)
Noncontrolling owners share of AOCI of consolidated subsidiary	—	—	—	—	—	—	117	(117)	—
2008 LP capital contribution	—	—	—	—	13	—	—	—	13
Net unrealized depreciation in marketable securities and reclassification adjustments	—	—	—	—	—	—	(30,662)	—	(30,662)
Net income (loss)	—	—	—	—	—	(22,926)	—	1,960	(20,966)

Balance as of December 31, 2008	38,703	39	(1,948)	(9,329)	3,569,919	(3,367,422)	54,302	7,317	254,826
Equity-based compensation expense related to restricted stock	—	—	—	—	256	—	—	—	256
Impact of partner company equity transactions (Note 5)	—	—	—	—	331	—	—	695	1,026
Issuance of restricted stock	24	—	—	—	—	—	—	—	—
Surrenders of restricted stock	(1)	—	—	—	(8)	—	—	—	(8)
Equity-based compensation related to stock appreciation rights and stock options	—	—	—	—	2,633	—	—	—	2,633
Issuance of deferred stock units to directors	70	—	—	—	202	—	—	—	202
Repurchase of common stock	—	—	(492)	(2,702)	—	—	—	—	(2,702)
Noncontrolling owners share of AOCI of consolidated subsidiary	—	—	—	—	—	—	(70)	70	—
2009 LP capital contribution	—	—	—	—	14	—	—	—	14
Net unrealized depreciation in marketable securities and reclassification adjustments	—	—	—	—	—	—	16,966	—	16,966
Net income (loss)	—	—	—	—	—	15,534	—	12,995	28,529

Balance as of December 31, 2009	38,796	39	(2,440)	(12,031)	3,573,347	(3,351,888)	71,198	21,077	301,742
Equity impact of incremental acquisitions of consolidated subsidiaries (Note 3)	—	—	—	—	(38,889)	—	27	(10,796)	(49,658)
Impact of redeemable noncontrolling interest accretion	—	—	—	—	(197)	—	—	—	(197)
Equity-based compensation expense related to restricted stock	—	—	—	—	103	—	—	—	103
Impact of partner company equity transactions (Notes 3 and 5)	—	—	—	—	4,092	—	—	(6,924)	(2,832)
Issuance of restricted stock	43	—	—	—	—	—	—	—	—
Surrenders of restricted stock and deferred stock units	(15)	—	—	—	(29)	—	—	—	(29)
Equity-based compensation related to stock appreciation rights and stock options	—	—	—	—	2,038	—	—	—	2,038
Exercise of stock appreciation rights and stock options, net of surrenders	553	—	—	—	117	—	—	—	117
Issuance of deferred stock units to directors	62	—	—	—	416	—	—	—	416
Noncontrolling owners share of AOCI of consolidated subsidiary					—	—	(1)	1	—
Net unrealized depreciation in marketable securities and reclassification adjustments	—	—	—	—	—	—	(71,170)	—	(71,170)
Net income (loss)	—	—	—	—	—	46,589	—	1,264	47,853
Other activity	—	—	—	—	46	—	—	—	46

Balance as of December 31, 2010	39,439	$39	(2,440)	$(12,031)	$3,541,044	$(3,305,299)	$54	$4,622	$228,429

See accompanying notes to Consolidated Financial Statements.

INTERNET CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2010	2009	2008
	(in thousands)

Net income (loss)	$47,908	$28,529	$(20,966)

Other comprehensive income (loss)
Unrealized holding gains (losses) in marketable securities	(4,055)	38,251	(30,028)
Reclassification adjustments/realized net (gains) loss on marketable securities	(67,115)	(21,285)	(634)
Other accumulated other comprehensive income (loss)	26	(70)	117

Comprehensive income (loss)	(23,236)	45,425	(51,511)
Less: Comprehensive income attributable to the noncontrolling interest	1,318	12,925	2,077

Comprehensive income (loss) attributable to Internet Capital Group, Inc.	$(24,554)	$32,500	$(53,588)

See accompanying notes to Consolidated Financial Statements.

INTERNET CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2010	2009	2008
	(in thousands)
Operating Activities — continuing operations
Net income (loss)	$47,908	$28,529	$(20,966)
(Income) loss from discontinued operations	(802)	—	—
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	3,927	1,747	1,858
Impairment related and other	1,182	5,021	9,392
Equity-based compensation	3,069	3,651	6,804
Equity loss	16,022	12,131	33,702
Other (income) loss	(74,147)	(16,578)	(43,225)
Deferred income taxes	791	(28,871)	—
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(6,530)	(4,083)	(6,409)
Tax receivable	4,757	(10,627)	(444)
Prepaid expenses and other assets	(135)	(71)	4,130
Accounts payable	421	(349)	618
Accrued expenses	(1,816)	142	(671)
Accrued compensation and benefits	2,469	1,842	831
Deferred revenue	4,166	(1,472)	1,672
Other liabilities	(113)	9	323

Cash flows provided by (used in) operating activities	1,169	(8,979)	(12,385)
Investing Activities — continuing operations
Capital expenditures, net	(4,168)	(2,995)	(1,162)
Advanced deposits for acquisition of fixed assets	(30)	274	(422)
Change in restricted cash	(154)	172	(27)
Proceeds from sales of marketable securities	74,383	21,625	60,233
Proceeds from sales of partner company ownership interests	1,878	2,607	3,267
Acquisitions of ownership interests in partner companies	(2,786)	(46,654)	(35,478)
Increase in cash due to consolidation of partner companies	—	2,807	2,553
Decrease in cash due to sale of subsidiary assets	—	(81)	—
Proceeds from sale of discontinued operations	670	—	—

Cash flows provided by (used in) investing activities	69,793	(22,245)	28,964
Financing Activities — continuing operations
Acquisition of incremental 17% in ICG Commerce	(49,658)	—	—
Borrowings of long-term debt	21,062	—	1,500
Long-term debt repayments and capital lease obligations, net	(2,575)	(150)	(696)
Line of credit repayments	—	(115)	(68)
Purchase of treasury stock	—	(2,702)	(9,329)
Payment of dividend by ICG Commerce	(3,206)	—	—
Tax withholdings related to equity-based awards	(1,777)	—	—
Exercises of stock options at parent	1,894	—	—
Debt commitment fee	(175)	—	—
Other financing activities	(41)	32	—

Cash flows provided by (used in) financing activities	(34,476)	(2,935)	(8,593)
Effect of exchange rates on cash	(151)	345	(722)
Discontinued Operations
Cash flows provided by (used in) operating activities	633	—	—
Cash flows provided by (used in) investing activities	(11)	—	—
Cash flows provided by (used in) financing activities	—	—	—

Net increase (decrease) in cash and cash equivalents from discontinued operations	622	—	—

Net increase (decrease) in cash and cash equivalents	36,957	(33,814)	7,264
Cash and cash equivalents at beginning of period	55,481	89,295	82,031

Cash and cash equivalents at the end of period	$92,438	$55,481	$89,295

See accompanying Notes to Consolidated Financial Statements.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. The Company
Description of the Company
Internet Capital Group, Inc. (the “Company”) acquires and builds SaaS, technology-enabled BPO and Internet marketing companies that improve the productivity and efficiency of their business customers. Founded in 1996, the Company devotes its expertise and capital to maximizing the success of these companies.
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
2. Significant Accounting Policies
Basis of Presentation
The Consolidated Financial Statements include the accounts of the Company and its wholly-owned and wholly-controlled subsidiaries. The Consolidated Financial Statements also include the following majority-owned subsidiaries for all or a portion of the periods presented, each of which has been consolidated since the date the Company acquired majority voting control of that subsidiary.
The Consolidated Balance Sheets include the financial position of GovDelivery, ICG Commerce and InvestorForce at December 31, 2010 and 2009.
The Consolidated Statements of Operations include the results of the following majority-owned subsidiaries:

Year Ended December 31,
2010	2009	2008
GovDelivery (1)	ICG Commerce	ICG Commerce
ICG Commerce	InvestorForce	InvestorForce
InvestorForce	Vcommerce (2)	Vcommerce (2)

(1)
On December 31, 2009, the Company acquired a controlling equity ownership interest in GovDelivery. Accordingly, GovDelivery’s results have been included in the Company’s Consolidated Statements of Operations subsequent to that date. See Note 3, “Acquisitions, Discontinued Operations and ProForma Information.”

(2)
On May 1, 2008, when the Company’s ownership interest increased to 53%, Vcommerce became a consolidated core company. Vcommerce’s results of operations are included in the Company’s Consolidated Statements of Operations beginning May 1, 2008. On August 28, 2009, substantially all of Vcommerce’s assets were sold to Channel Intelligence. Accordingly, Vcommerce is not included in the Company’s Consolidated Financial Statements subsequent to that date. See Note 5, “Ownership Interests in Partner Companies.”

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

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. Significant Accounting Policies — (Continued)
Consolidation. Partner companies in which the Company directly or indirectly owns more than 50% of the outstanding voting securities, and for which other stockholders do not possess the right to affect significant operational management decisions, are generally accounted for under the consolidation method of accounting. Under this method, a partner company’s balance sheet and results of operations are reflected within the Company’s Consolidated Financial Statements, and all significant intercompany accounts and transactions have been eliminated. Participation of other partner company stockholders in the net assets and in the earnings or losses of a consolidated partner company is reflected in the caption “Noncontrolling Interest” in the Company’s Consolidated Balance Sheets and Statements of Operations. Noncontrolling interest adjusts the Company’s consolidated results of operations to reflect only the Company’s share of the earnings or losses of the consolidated partner company. The results of operations and cash flows of a consolidated partner company are generally included through the latest interim period in which the Company owned a greater than 50% direct or indirect voting interest for the entire interim period or otherwise exercised control over the partner company. Upon a reduction of the Company’s ownership interest to below 50% of the outstanding voting securities, the accounting method is generally adjusted to the equity or cost method of accounting, as appropriate, for subsequent periods.
Equity Method. Partner companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to a partner company depends on an evaluation of several factors, including, among others, representation on the partner company’s board of directors and equity ownership level, which is generally between a 20% and a 50% interest in the voting securities of an equity method partner company, as well as voting rights associated with the Company’s holdings in common stock, preferred stock and other convertible instruments in that partner company. Under the equity method of accounting, a partner company’s accounts are not reflected within the Company’s Consolidated Balance Sheets and Statements of Operations. The Company’s share of the earnings or losses of the partner company, as well as any adjustments resulting from prior period finalizations of equity income/losses, are reflected in the caption “Equity loss” in the Consolidated Statements of Operations. In 2010, those prior period finalizations were not material. The carrying values of the Company’s equity method partner companies are reflected in “Ownership interests in partner companies” in the Company’s Consolidated Balance Sheets.
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

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. Significant Accounting Policies — (Continued)
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. These estimates include evaluation of the Company’s holdings in its partner companies, holdings in marketable securities, asset impairment, revenue recognition, income taxes and commitments and contingencies. These estimates and assumptions are based on management’s best judgments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, such as the current economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. In recent years, volatile equity markets and reductions in information technology spending have combined to increase the uncertainty inherent in such estimates and assumptions. It is reasonably possible that the Company’s accounting estimates with respect to the useful life of intangible assets and the ultimate recoverability of ownership interests in partner companies and goodwill could change in the near term and that the effect of such changes on the Company’s financial statements could be material. The Company believes the recorded amount of ownership interests in partner companies, goodwill and intangibles, net are not impaired at December 31, 2010.
Ownership Interests in Partner Companies, Goodwill and Intangibles, net
The Company evaluates its equity method ownership interests in partner companies continuously to determine whether an other than temporary decline in the value of a partner company exists and should be recognized. The Company considers the achievement of business plan objectives and milestones, the fair value of each ownership interest in the partner company (which, in the case of any partner company listed on a public stock exchange, is the quoted stock price of the relevant ownership interest) relative to carrying value, the financial condition and prospects of the partner company, and other relevant factors. The business plan objectives and milestones the Company considers include, among others, those related to financial performance, such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature, such as obtaining key business partnerships or the hiring of key employees. Impairment charges are determined by comparing the estimated fair value of the Company’s ownership interest in a partner company with its carrying value. Fair value is determined by using a combination of estimating the cash flows related to the relevant asset, including estimated proceeds on disposition, and an analysis of market price multiples of companies engaged in lines of business similar to the company being evaluated.
The Company tests goodwill for impairment annually during the fourth quarter of each year, or more frequently as conditions warrant, and intangible assets when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. At various times during the years ended December 31, 2010, 2009 and 2008, the Company determined that impairment analyses were warranted with respect to certain partner companies. As a result of these analyses, the Company recorded impairment charges of $2.9 million, $5.4 million and $23.2 million during the years ended December 31, 2010, 2009 and 2008, respectively. The Company performed its annual impairment test during the fourth quarter of 2010 and concluded that the carrying value of its ownership interest in partner companies, goodwill and net intangible assets did not require further impairment as of December 31, 2010. See Note 4, “Goodwill and Intangibles, net,” and Note 5, “Ownership Interests in Partner Companies.”
Revenue Recognition
During 2010, the Company’s consolidated revenue was attributable to ICG Commerce, GovDelivery and InvestorForce. During 2009 and 2008, the Company’s consolidated revenue was attributable to ICG Commerce, Vcommerce and InvestorForce.

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
GovDelivery revenue generally consists of nonrefundable setup fees and monthly maintenance and hosting fees. These fees are deferred and recognized as the services are performed, which is typically over the service term. Costs related to performing setup services are expensed as incurred.
InvestorForce generates revenue from license fees earned in connection with hosted services, setup fees and support and maintenance fees. Hosted services primarily consist of data aggregation, performance calculation, real-time analysis and automated production of performance reports for the institutional investment community. Generally, InvestorForce charges its clients minimum quarterly base fees for hosted services. These minimum fees are recognized on a pro rata basis over the service term. As the volume of client accounts increases, additional fees apply. These additional fees are recognized in the period in which account volumes exceed the contract minimum. Setup and support and maintenance fees are deferred and recognized ratably over the service term.
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
Cash and Cash Equivalents
The Company considers all highly liquid instruments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Cash and cash equivalents at December 31, 2010 and 2009 were invested principally in money market accounts.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. Significant Accounting Policies — (Continued)
Restricted Cash
The Company considers cash that is legally restricted and cash that is held as a compensating balance for letter of credit arrangements as restricted cash. The Company had no long-term restricted cash at December 31, 2010 or 2009.
Marketable Securities
Marketable securities are reported at fair value, based on quoted market prices, with the net unrealized gain or loss reported as a component of “Accumulated Other Comprehensive Income” in Internet Capital Group, Inc.’s Stockholders’ Equity on the Company’s Consolidated Statements of Changes in Equity.
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
Net Income (Loss) Per Share
Basic net income (loss) per share (“EPS”) is computed using the weighted average number of common shares outstanding during each period. Diluted EPS includes shares, unless anti-dilutive, that would arise from the exercise of stock options and conversion of other convertible securities and is adjusted, if applicable, for the effect on net income (loss) of such transactions. In 2010 and 2009, the Company included all quarters for purposes of the year to date net income included in the diluted EPS calculation. Because the Company incurred losses for 2008, the effects of potentially dilutive securities are not included, as they would be anti-dilutive. See Note 17, “Net Income (Loss) per Share.”
Issuances of Stock by Partner Companies
The effects of any changes in the Company’s equity ownership interest in a partner company resulting from the issuance of additional equity interests by that partner company accounted for under the consolidation or equity method of accounting are accounted for as a disposition of shares by the Company. The difference between the carrying amount of the Company’s ownership interest in the partner company and the underlying net book value of the partner company after the issuance of stock by the partner company is reflected as an equity transaction in the Company’s Consolidated Statements of Changes in Equity, or as a gain or loss in the Company’s Consolidated Statements of Operations.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. Significant Accounting Policies — (Continued)
Escrowed Proceeds
When an interest in one of the Company’s partner companies is sold, a portion of the sale consideration may be held in escrow primarily to satisfy purchase price adjustments and/or indemnity claims. The Company records escrow arrangements at the time the Company is entitled to the escrow proceeds, the amount is fixed or determinable and realization is assured. At December 31, 2010, the Company has aggregate contingent gains of $2.7 million associated with these outstanding escrows, which are scheduled to expire at various dates within the next two years, subject to indemnity claims pursuant to the terms of the specific sale agreements.
Concentration of Customer Base and Credit Risk
For the year ended December 31, 2010, two customers of ICG Commerce, The Hertz Corporation and Kimberly-Clark Corporation, represented approximately 11% and 10%, respectively, of ICG’s consolidated revenue. For the year ended December 31, 2009, these two customers each represented approximately 13% of ICG’s consolidated revenue. For the year ended December 31, 2008, these two customers each represented approximately 17% of ICG’s consolidated revenue. Accounts receivable from The Hertz Corporation and Kimberly-Clark Corporation as of December 31, 2010 were $2.7 million and $1.1 million, respectively. Accounts receivable from The Hertz Corporation and Kimberly-Clark Corporation as of December 31, 2009 were $1.7 million and $1.5 million, respectively. The accounts receivable balances as of December 31, 2010 for The Hertz Corporation and Kimberly-Clark Corporation include $0.7 million and $0.1 million, respectively, of unbilled accounts receivable. The accounts receivable balances as of December 31, 2009 for The Hertz Corporation and Kimberly-Clark Corporation include $0.2 million and $0.1 million, respectively, of unbilled accounts receivable.
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
Supplemental Cash Flow Disclosures
In 2010, 2009 and 2008, the Company paid interest of $0.3 million, $0.2 million and $0.3 million, respectively. The Company made income tax payments of $0.5 million, $0.8 million and $0.6 million in 2010, 2009 and 2008, respectively. In addition, the Company received income tax refunds of $5.3 million and $4.9 million in 2010 and 2008, respectively. A capital lease obligation of $0.6 million was incurred when ICG Commerce entered into a lease for computer software equipment during 2010.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. Significant Accounting Policies — (Continued)
Reclassifications
Certain amounts in the prior year financial statements have been reclassified to conform to the current-year presentation. Redeemable noncontrolling interest reported on the Company’s Consolidated Balance Sheets of $1.4 million as of December 31, 2009 was reclassified out of the line item “Noncontrolling Interest” on the Company’s Consolidated Balance Sheets to “Redeemable noncontrolling interest” as compared to the Company’s Form 10-K for the year ended December 31, 2009 filed on March 16, 2010. See Note 18, “Redeemable Noncontrolling Interest.” The impact of the reclassifications made to prior year amounts are not material and did not affect net income (loss).
Recent Accounting Pronouncements
In December 2010, the FASB issued accounting guidance related to the two-step approach for impairment testing of reporting units with zero or negative carrying amounts. This guidance requires companies to consider adverse qualitative factors, in addition to quantitative factors, in its assessment of whether the carrying amount of a reporting unit exceeds its fair value if it is more likely than not that a goodwill impairment exists for a reporting unit with a zero or negative carrying amount, and to determine whether goodwill has been impaired and calculate the amount of that impairment. This guidance is effective for the Company beginning on January 1, 2011 and is not expected to have a significant impact on its consolidated financial statements.
In December 2010, the FASB issued accounting guidance related to reporting pro forma information for business combinations in the footnotes of a company’s financial statements, and requires that entities presenting comparative financial statements should disclose pro forma revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period and carry forward any related adjustments through the current reporting period. This guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination(s) included in the reported pro forma revenue and earnings. This guidance is effective for the Company beginning on January 1, 2011 and will be applied to any acquisitions that occur on or after that date. The Company does not expect that this guidance will have a significant impact on its consolidated financial statements.
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
In October 2009, the FASB issued accounting guidance related to revenue recognition for transactions with multiple deliverables, which impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. This guidance is effective for the Company beginning on January 1, 2011 and is not expected to have a significant impact on its consolidated financial statements.
In October 2009, the FASB issued accounting guidance related to certain revenue arrangements that include software elements, which amends the scope of pre-existing software revenue guidance. This guidance is effective for the Company beginning on January 1, 2011 and is not expected to have a significant impact on its consolidated financial statements.

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
3. Acquisitions, Discontinued Operations and Pro Forma Information
Acquisitions
On December 31, 2009, the Company acquired 89% of the equity of GovDelivery. The Company has allocated the purchase price to the assets and the liabilities based upon their respective fair values at the date of acquisition, which are as follows:

Net assets acquired:
Goodwill (2)	$3,644
Customer lists (11 year life) (2)	13,910
Trademarks/trade names (11 year life)	1,320
Technology (10 year life)	710
Other net assets (liabilities)	1,506

21,090
Redeemable noncontrolling interest (1) (2)	(1,420)

$19,670

(1)
The Company estimated the fair value of the redeemable noncontrolling interest of GovDelivery with consideration of discounts for lack of control and lack of marketability. See Note 18, “Redeemable Noncontrolling Interest.”

(2)
On August 31, 2010, GovDelivery sold its GovDocs subsidiary for aggregate consideration of $1,750. As a result of that transaction, the Company recorded reductions to goodwill (from $3,644 to $3,373 — see Note 4, “Goodwill and Intangibles, net”), customer list intangible assets (from $13,910 to $12,759 — see Note 4, “Goodwill and Intangibles, net”) and redeemable noncontrolling interest (from $1,420 to $941 — see Note 18, “Redeemable Noncontrolling Interest”) that had been established as part of the purchase price allocation for the acquisition of GovDelivery on December 31, 2009. See subsection “Discontinued Operations” in this Note 3.

On May 5, 2010, the Company acquired an additional 12% equity ownership interest in ICG Commerce from an existing stockholder of ICG Commerce for aggregate cash consideration of $35.3 million; the transaction increased the Company’s equity ownership interest in ICG Commerce from 64% to 76%. On July 1, 2010, the Company acquired an additional 5% equity ownership interest in ICG Commerce for aggregate cash consideration of $14.4 million through a tender offer that the Company made to ICG Commerce stockholders; the tender transaction further increased the Company’s equity ownership interest in ICG Commerce to 81% as of the completion of that transaction.
Since the Company increased its equity ownership interest in ICG Commerce, there was a resultant increase in the Company’s controlling interest and a corresponding decrease in noncontrolling interest ownership. Accordingly, the Company recorded a decrease during the year ended December 31, 2010 of $10.8 million to “Noncontrolling Interest” on the Company’s Consolidated Balance Sheets. The remaining purchase price of $38.9 million was recorded as a decrease to “Additional paid-in capital” on the Company’s Consolidated Balance Sheets for the year ended December 31, 2010.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Acquisitions, Discontinued Operations and Pro Forma Information — (Continued)
Discontinued Operations
On August 31, 2010, GovDelivery completed the sale of its GovDocs subsidiary to a former executive of GovDelivery for aggregate consideration of $1.8 million, which consisted of a combination of cash, a redemption of shares of GovDelivery’s Series AA Preferred Stock and a secured promissory note. GovDelivery received cash of $0.7 million, redeemed Series AA Preferred Stock valued at $0.8 million, and was the beneficiary of a promissory note in the amount of $0.3 million, which was paid in 2011. This transaction resulted in a gain on the sale of GovDocs of $0.6 million, which is included in “Income (loss) from discontinued operations, including gain on sale” for the year ended December 31, 2010. This share redemption increased the Company’s equity ownership interest in GovDelivery from 89% to 93% as of August 31, 2010 and resulted in a $0.3 million decrease in the Company’s carrying value in GovDelivery and additional paid-in capital. This amount is included in the line item “Impact of partner company equity transactions” on the Company’s Consolidated Statements of Changes in Equity. As part of the transaction, the Company allocated goodwill and intangibles, net of accumulated amortization, of $0.3 million and $1.1 million, respectively, to the GovDocs business and has reclassified these amounts as “Assets of discontinued operations” on its Consolidated Balance Sheets as of December 31, 2009. These assets had been recorded by the Company as part of its acquisition accounting related to GovDelivery on December 31, 2009. To the extent it relates to GovDocs, amortization expense associated with these intangible assets of $0.1 million for the year ended December 31, 2010, as well as purchase price adjustments related to deferred revenue of $0.2 million have been reclassified and are included in “Income (loss) from discontinued operations, including gain on sale” for the year ended December 31, 2010.
Revenue from GovDocs related to the distribution of labor law posters and was recognized upon delivery, provided a purchase order had been received, the price to the buyer was fixed or determinable and collectibility was reasonably assured. Revenue from update and subscription services for labor law posters was deferred and recognized ratably over the service term. GovDocs had revenue of $1.4 million from January 1, 2010 through August 31, 2010. The Company’s share of GovDocs’ net income for that period was $0.2 million. The revenue and operating activities of GovDocs have been removed from the line items in which they were reported in prior periods and the related net income of $0.2 million is presented in the line item “Income (loss) from discontinued operations, including gain on sale” on the Company’s Consolidated Statements of Operations for the year ended December 31, 2010. Additionally, the assets and liabilities reported in prior periods related to GovDocs have been presented separately on the Company’s Consolidated Balance Sheets as of December 31, 2009. The results and financial position of GovDocs were reported within the Company’s core segment prior to the sale on August 31, 2010.
Pro Forma Information
The Company completed its acquisition of GovDelivery on December 31, 2009. Therefore, results of GovDelivery’s operations are not included in the Company’s Consolidated Statements of Operations for the years ended December 31, 2009 and 2008. Additionally, as noted above, GovDelivery’s redemption of shares of its Series AA Preferred Stock in connection with the sale of GovDocs on August 31, 2010 increased the Company’s equity ownership interest in GovDelivery to 93%.
The Company acquired an additional 12% equity ownership interest in ICG Commerce on May 5, 2010 and an additional 5% equity ownership interest on July 1, 2010. Additionally, stock option exercises at ICG Commerce that occurred during the year ended December 31, 2010 slightly reduced the Company’s equity ownership interest in ICG Commerce. As a result of these transactions, the Company’s equity ownership interest in ICG Commerce was 80% as of December 31, 2010. See Note 5, “Ownership Interests in Partner Companies.”
Restricted stock awards granted at InvestorForce during the year ended December 31, 2010 reduced the Company’s equity ownership interest in InvestorForce from 81% to 76%. See Note 5, “Ownership Interests in Partner Companies.”

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Acquisitions, Discontinued Operations and Pro Forma Information — (Continued)
The following table details revenue, net income (loss) attributable to Internet Capital Group, Inc. and net income (loss) per diluted share attributable to Internet Capital Group, Inc. in the relative period, had the Company owned 80%, 93% and 76% of ICG Commerce, GovDelivery (excluding GovDocs), and InvestorForce, respectively, for the years ended December 31, 2010, 2009 and 2008.

	Year Ended December 31,
	2010	2009	2008
	(in thousands, except for share data)

Revenue	$115,710	$97,283	$76,200

Net income (loss) attributable to Internet Capital Group, Inc.	$46,317	$20,317	$(22,664)

Net income (loss) per diluted share attributable to Internet Capital Group, Inc.	$1.25	$0.55	$(0.62)

4. Goodwill and Intangibles, net
The following table summarizes the activity related to the Company’s goodwill:

Goodwill at December 31, 2008	$26,658
Vcommerce activity (see subsection “Impairments — Consolidated Company”)	(9,714)
Increase due to acquisition of GovDelivery on December 31, 2009	3,373

Goodwill at December 31, 2009	20,317
Activity related to continuing operations for the year ended December 31, 2010	—

Goodwill at December 31, 2010	$20,317

As of December 31, 2010 and 2009, all of the Company’s goodwill was allocated to the core segment. The Company recorded a reduction to goodwill as of December 31, 2009 of $0.3 million that was attributable to GovDelivery’s subsidiary, GovDocs, which was sold on August 31, 2010. See Note 3, “Acquisitions, Discontinued Operations and ProForma Information.”
The following table summarizes the Company’s intangible assets from continuing operations (in thousands):

		As of December 31, 2010
		Gross Carrying
		Amount Related to	Accumulated	Net Carrying
Intangible Assets	Useful Life	Continuing Operations	Amortization	Amount
Customer relationships	11 years	$12,759	$(1,166)	$11,593
Trademarks/trade names	11 years	1,320	(120)	1,200
Technology	10 years	710	(71)	639

		14,789	(1,357)	13,432
Other intellectual property	Indefinite	400	—	400

		$15,189	$(1,357)	$13,832

		As of December 31, 2009
		Gross Carrying
		Amount Related to	Accumulated	Net Carrying
Intangible Assets	Useful Life	Continuing Operations	Amortization	Amount
Customer relationships	11 years	$12,759	$—	$12,759
Trademarks/trade names	11 years	1,320	—	1,320
Technology	10 years	710	—	710

		$14,789	$—	$14,789

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. Goodwill and Intangibles, net — (Continued)
Amortization expense for intangible assets during the years ended December 31, 2010, 2009 and 2008 was $1.4 million, $0.2 million and $0.2 million, respectively. The Company amortizes intangibles using the straight line method.
The Company recorded a reduction of $1.1 million to the customer relationship intangible asset as of December 31, 2009 that was attributable to the sale of GovDocs on August 31, 2010. The “Gross Carrying Amount Related to Continuing Operations” in the above table has been adjusted to reflect this reduction. See Note 3, “Acquisitions, Discontinued Operations and ProForma Information.”
Remaining estimated amortization expense is as follows (in thousands):

2011	$1,351
2012	$1,351
2013	$1,351
2014	$1,351
2015	$1,351
Thereafter	$6,677

Remaining amortization expense	$13,432

Impairments
The Company completed its annual impairment testing in the fourth quarter of each of 2010, 2009 and 2008. The Company also performs ongoing business reviews of its partner companies. The following table reflects the amounts of impairments recorded and how the Company presents impairment charges under the various methods of accounting:

	Statement of Operations	Year ended December 31,
	Presentation	2010	2009	2008
Consolidation Method	Impairment related and other	$—	$4,876	$8,264
Equity Method (Note 5)	Equity loss	2,914	544	10,204
Cost Method (Note 15)	Other income (loss), net	—	—	4,735

		$2,914	$5,420	$23,203

Impairments — Consolidated Company
During 2009, as a result of certain triggering events, the Company concluded that the estimated fair value of Vcommerce had declined. Accordingly, the Company performed its goodwill impairment testing as described in Note 2, “Significant Accounting Policies,” and recorded a goodwill impairment charge of $3.8 million during the three months ended June 30, 2009. Subsequent to recording this impairment, in August 2009, Channel Intelligence acquired substantially all of the assets and certain liabilities of Vcommerce. As a result of this transaction, the Company recorded an additional impairment charge during the three months ended September 30, 2009 in the amount of $1.1 million to eliminate the Company’s remaining basis in Vcommerce, which has ceased operations. The Company has no future obligation for Vcommerce’s liabilities and does not expect any material future proceeds. Following the Channel Intelligence transaction, Vcommerce’s residual assets and liabilities are immaterial and no longer included on the Company’s Consolidated Balance Sheets, which resulted in the elimination of the Company’s remaining goodwill balance and intangible assets related to Vcommerce of $4.8 million and $0.5 million, respectively.
The completion of the Company’s annual impairment testing did not result in an impairment charge related to the Company’s consolidated partner companies as of December 31, 2010. The Company’s fair value of its goodwill substantially exceeds its carrying value.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5. Ownership Interests in Partner Companies
Changes in Equity Ownership Interests — Consolidated Companies
Exercises of outstanding stock options and other equity compensation awards at ICG Commerce during 2010 reduced the Company’s equity ownership interest in ICG Commerce. This reduction was accounted for as a disposition of shares, and, accordingly, the Company recorded an adjustment of $0.4 million as a decrease to the Company’s carrying value of ICG Commerce and additional paid-in capital in 2010. This activity is included in the line item, “Impact of partner company equity transactions” in the Company’s Consolidated Statements of Changes in Equity.
The Company’s equity ownership interest in InvestorForce decreased during the year ended December 31, 2010 due to the issuance of restricted stock awards at InvestorForce. This decrease was accounted for as a disposition of shares, and accordingly, the Company recorded an adjustment of $0.7 million as an increase to the Company’s carrying value of InvestorForce and additional paid-in capital in 2010. This activity is included in the line item, “Impact of partner company equity transactions” in the Company’s Consolidated Statements of Changes in Equity.
Dividends — Consolidated Companies
On August 4, 2010, ICG Commerce paid a cash dividend in the aggregate amount of $27.0 million on its Series E and E-1 Preferred Stock. The Company received $25.4 million, its share of the dividend based on its ownership of the Series E and E-1 Preferred Stock; this amount was recorded as a decrease in the Company’s carrying value in ICG Commerce. This dividend, including the equity adjustment to realign both the Company’s carrying value in ICG Commerce and the noncontrolling interest ownership that resulted from the disproportionate amounts received, resulted in an increase of $3.5 million to the Company’s additional paid-in capital and a decrease of $5.0 million to the noncontrolling interest. These amounts are included in the line item, “Impact of partner company equity transactions” in the Company’s Consolidated Statements of Changes in Equity. Subsequent to the payment of the dividend, ICG Commerce completed an equity recapitalization whereby all of ICG Commerce’s preferred stock was converted into common stock. As a result of this recapitalization, the Company is entitled to receive a ratable portion of any future dividends paid to ICG Commerce stockholders.
On December 24, 2010, ICG Commerce paid a cash dividend in the aggregate amount of $8.0 million on its common stock. The Company received $6.4 million, or 80%, of this dividend based on its ownership of ICG Commerce common stock on the date on which the dividend was declared. The remaining $1.6 million paid to the noncontrolling interest resulted in a decrease to the noncontrolling interest and is reflected in the line item “Impact of partner company equity transactions” in the Company’s Consolidated Statements of Changes in Equity.
Equity Method Companies
The following unaudited summarized financial information relates to the Company’s partner companies accounted for under the equity method of accounting at December 31, 2010 and 2009. This aggregate information has been compiled from the financial statements of the Company’s equity core companies and venture companies accounted for in accordance with the equity method of accounting.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5. Ownership Interests in Partner Companies — (Continued)
Balance Sheets (Unaudited) (1)

	As of December 31,
	2010	2009
	(in thousands)

Cash and cash equivalents	$53,895	$72,066
Other current assets	62,145	59,963
Non-current assets	148,257	157,639

Total assets	$264,297	$289,668

Current liabilities	$118,260	$122,199
Non-current liabilities	14,415	12,812
Long-term debt	16,174	13,969
Stockholders’ equity	115,448	140,688

Total liabilities and stockholders’ equity	$264,297	$289,668

Total carrying value	$83,829	$97,777

(1)
Includes (ICG voting ownership): Acquirgy (25%), Channel Intelligence (50%), ClickEquations (33%), Freeborders (31%), GoIndustry (26%), Metastorm (33%), SeaPass (26%), StarCite (36%) and WhiteFence (36%).

As of December 31, 2010, the Company’s aggregate carrying value in equity method partner companies exceeded the Company’s share of the net assets of these equity method partner companies by approximately $47.9 million. Of this excess, $36.5 million is allocated to goodwill, which is not amortized, and $11.4 million is allocated to intangibles, which are generally being amortized over three to seven years. As of December 31, 2009, this excess was $54.1 million, $40.0 million of which was allocated to goodwill, and $14.1 million of which was allocated to intangibles. Amortization expense of $2.7 million, $2.3 million and $1.4 million associated with these intangibles for the years ended December 31, 2010, 2009 and 2008, respectively, is included in the table below in the line item “Amortization of intangible assets” and is included in “Equity loss” on the Company’s Consolidated Statements of Operations.
Results of Operations (Unaudited)

	Year Ended December 31,
	2010 (1)	2009 (2)	2008 (3)
	(in thousands)
Revenue	$243,091	$229,196	$243,762

Net income (loss)	$(29,531)	$(26,680)	$(57,943)

Equity income (loss) excluding impairments and amortization of intangible assets	$(10,452)	$(9,321)	$(22,086)
Impairment charge of GoIndustry	(2,914)	(544)	(10,204)
Amortization of intangible assets	(2,656)	(2,266)	(1,412)

Total equity income (loss)	$(16,022)	$(12,131)	$(33,702)

(1)	Includes Acquirgy, Channel Intelligence, ClickEquations, Freeborders, GoIndustry, Metastorm, SeaPass, StarCite and WhiteFence.

(2)	Includes Acquirgy (from date of acquisition), Channel Intelligence, ClickEquations, Freeborders, GoIndustry, Metastorm, SeaPass (from date of acquisition), StarCite and WhiteFence.

(3)	Includes Channel Intelligence, ClickEquations, Freeborders, GoIndustry, Metastorm, StarCite, Vcommerce (to date of consolidation) and WhiteFence.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5. Ownership Interests in Partner Companies — (Continued)
Other Equity Company Information
During the years ended December 31, 2009 and 2008, the Company deployed a total of $3.3 million and $10.5 million, respectively, in conjunction with financing transactions related to GoIndustry, which is a publicly-traded company on the AIM market of the London Stock Exchange. Additionally, the issuance of shares of common stock by GoIndustry during 2010 slightly reduced the Company’s equity interest in GoIndustry. These transactions resulted in a decrease in the Company’s equity ownership interest in GoIndustry from 31% to 26% during the three-year period ended December 31, 2010. Those reductions in the Company’s equity interest in GoIndustry were accounted for as dispositions of shares and resulted in dilution losses of $0.1 million, $0.4 million and $1.3 million during the years ended December 31, 2010, 2009 and 2008, respectively. The dilution loss of $1.3 million in 2008 resulted in an equity transaction that was recorded as a decrease to additional paid-in capital and is included in the line item “Impact of partner company equity transactions” in the Company’s Consolidated Statements of Changes in Equity. In accordance with revised accounting guidance for equity method companies, the $0.1 million dilution loss in 2010 and the $0.4 million dilution loss in 2009 were recorded in “Other income (loss), net” on the Company’s Consolidated Statements of Operations in the relevant periods. Adjusting for a 100-for-1 reverse stock split that occurred during 2010, the Company owned 2,546,743 shares of GoIndustry common stock as of December 31, 2010 and 2009, or 26% of the outstanding GoIndustry shares as of each of those dates.
During each of the years ended December 31, 2010, 2009 and 2008, the Company determined that its equity holdings in GoIndustry common stock experienced other-than-temporary declines in fair market value. As a result, the Company recorded impairment charges of $2.9 million, $0.5 million and $10.2 million during the years ended December 31, 2010, 2009 and 2008, respectively, to reduce the Company’s carrying value to GoIndustry’s fair market value based on the fair value “Level 1” observation, as defined in Note 7, “Financial Instruments.” These charges are included in “Equity loss” on the Company’s Consolidated Statements of Operations in the relevant periods. The carrying value of the Company’s equity holdings in GoIndustry was $2.3 million and $5.7 million as of December 31, 2010 and 2009, respectively. The fair value of the Company’s equity holdings in GoIndustry was $3.5 million and $5.9 million, based upon the per share closing price for GoIndustry’s common stock at December 31, 2010 and 2009, respectively.
During the year ended December 31, 2010, the Company acquired convertible long-term notes from ClickEquations and WhiteFence in separate transactions, for the aggregate amount of $2.1 million. These note acquisitions did not change the Company’s equity ownership interests in those partner companies.
During the year ended December 31, 2009, the Company participated in financing transactions related to several other equity method partner companies. These transactions included the acquisition of a 25% equity interest in Acquirgy, a 26% equity interest in SeaPass, follow-on fundings for Channel Intelligence, ClickEquations, and StarCite and the acquisition of convertible long-term notes and warrants issued by WhiteFence. The total amount of funds deployed in these transactions was $23.2 million. The Company completed purchase price allocations for these equity-method acquisitions and will amortize the resulting $6.7 million of definite-lived intangible assets over periods ranging from three to ten years. The remaining purchase price is attributable to goodwill, indefinite-lived intangible assets and additional net tangible assets.
In 2008, the Company increased its ownership interests in Channel Intelligence, ClickEquations, Metastorm and StarCite through the Company’s acquisition of outstanding equity securities and/or participation in financing rounds. The total amount of these acquisitions was $24.2 million. The purchase price allocations for these transactions resulted in the identification of intangible assets of $6.2 million, which will be amortized over a period of three years. The remaining purchase price is attributable to goodwill and net tangible assets.
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

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5. Ownership Interests in Partner Companies — (Continued)
Subsequent to December 31, 2010, Metastorm was sold to Open Text. The Company’s portion of the proceeds was $53.0 million; $51.3 million of these proceeds were received at closing on February 17, 2011. The remainder was placed in escrow in connection with a customary indemnification holdback. The Company expects to record a gain of $24.9 million during the three months ended March 31, 2011 that will be included in “Other income (loss)” on the Company’s Consolidated Statements of Operations.
Other Partner Company Information
In 2008, Creditex Group, Inc. (“Creditex”), which was accounted for using the cost method, was acquired by IntercontinentalExchange, Inc. (“ICE”). The Company’s share of the merger consideration was 737,471 shares of ICE common stock, which, based on the stock’s August 29, 2008 closing price, were valued at approximately $64.9 million. At closing, 60,440 of these shares were placed into escrow to satisfy potential indemnification claims. The Company recorded a gain of $34.8 million on the sale of Creditex in 2008. Between August 29, 2008 and December 31, 2008, the Company sold 677,031 shares of ICE common stock for cash proceeds of $60.2 million. The Company recorded a gain on the ICE common stock sales of $0.6 million in 2008. In 2009, the Company received an additional 7,549 shares of ICE common stock in connection with a post-merger closing-related adjustment. The shares were valued based on the closing stock price of ICE common stock on the date the shares were received, resulting in a gain recorded of $0.4 million in 2009. The Company subsequently sold these additional shares of ICE common stock, and recorded a gain on the sale of $0.2 million in 2009. In 2010, 47,056 shares of ICE common stock were released from escrow, which, based on the stock’s closing price on the dates these shares were released to the Company, were valued at $5.1 million. The Company recorded a gain in 2010 for this amount. The Company sold the newly-acquired 47,056 shares for approximately $5.2 million and, accordingly, recorded an incremental gain of $0.1 million on the sale in 2010. Total gains related to these transactions of $5.2 million, $0.6 million and $35.4 million are reflected in “Other income (loss), net” on the Company’s Consolidated Statement of Operations for the years ended December 31, 2010, 2009 and 2008, respectively. Of the remaining 13,069 outstanding shares of ICE common stock held in escrow at December 31, 2010, up to 3,921 may be released to the Company pending the resolution of outstanding indemnity claims, and, subject to certain potential tax-related indemnity claims, 9,148 shares are scheduled to be released to the Company in 2012.
Additionally, during 2010, 2009 and 2008, the Company received $1.9 million, $2.2 million and $3.3 million, respectively, of escrow releases in connection with the disposition of various other partner companies, primarily Marketron International, Inc., and recorded these amounts as gains, which are included in “Other income (loss), net” on the Company’s Consolidated Statement of Operations in the respective periods.
Other
The Company owns approximately 9% of Anthem Ventures Fund, L.P., formerly eColony, Inc., and Anthem Ventures Annex Fund, L.P. (collectively “Anthem”), which invests in technology companies. Anthem was acquired by the Company in 2000. The Company currently has no carrying value in Anthem. Accordingly, the receipt of distributions from Anthem, if any, by the Company would result in a gain at the time the Company receives such distributions.
Escrow Information
As of December 31, 2010, the Company had 13,069 outstanding shares of ICE common stock remaining in escrow; the stock was valued at $1.5 million based on the December 31, 2010 closing stock price of ICE’s common stock. Additionally, the Company had outstanding aggregate cash proceeds, subject to ongoing indemnity claims, of $1.2 million associated with escrowed proceeds from sales of former equity method partner companies. The release of additional escrowed proceeds, if any, to the Company would result in additional gains at the time the Company is entitled to such proceeds, the amount is fixed or determinable and realization is assured.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5. Ownership Interests in Partner Companies — (Continued)
On February 17, 2011, the sale of Metastorm to Open Text was consummated, and $1.6 million of the Company’s total proceeds related to the sale were placed in escrow in connection with a customary indemnification holdback. Subject to any indemnification claims that Open Text may assert, the escrowed sale proceeds will be released to the Company in the fourth quarter of 2011.
6. Marketable Securities
Marketable securities represent the Company’s holdings in publicly-traded equity securities accounted for as available-for-sale securities. At December 31, 2010, the Company did not hold interests in any marketable securities. At December 31, 2009, the Company held a noncontrolling interest in Blackboard. The cost, unrealized holding gains/(losses), and fair value of the 1,619,571 shares of Blackboard common stock held by the Company at December 31, 2009 were $2.3 million, $71.2 million and $73.5 million, respectively. The Company’s cost for Blackboard of $2.3 million includes the value of warrants exercised and the carrying value on the date Blackboard common stock became a publicly-traded security.
During the years ended December 31, 2010 and 2009, the Company sold 1,619,571 shares and 567,489 shares, respectively, of Blackboard common stock at average prices per share of $42.87 and $38.69, respectively. The Company received total proceeds of $69.4 million and $21.9 million during the years ended December 31, 2010 and 2009, respectively, and recognized gains on the sale of these securities in the amounts of $67.0 million and $21.1 million in those respective periods. The gains on the sales of Blackboard common stock are included in “Other income (loss), net” on the Company’s Consolidated Statements of Operations.
From time to time during the years ended December 31, 2010, 2009 and 2008, the Company also held shares of ICE common stock; all of these shares were both obtained and sold during the same individual periods. See Note 5, “Ownership Interests in Partner Companies.”
7. Financial Instruments
Derivative Financial Instruments
During the years ended December 31, 2010, 2009 and 2008, ICG Commerce utilized average rate currency options with quarterly expirations to mitigate the risk of currency fluctuations at ICG Commerce’s operations in the United Kingdom and Europe. The net mark-to-market adjustments recognized by ICG Commerce are detailed in the below table and represent the premiums paid for the options by ICG Commerce, net of amounts received in the relevant period.
In 2010, ICG Commerce entered into an interest rate swap hedge agreement with PNC Bank to mitigate the risk of fluctuations in the variable interest rate related to ICG Commerce’s term loan with PNC Bank. The net mark-to-market adjustments recognized by ICG Commerce are detailed in the table below and represent the change in value of the swap related to the fluctuations in the applicable interest rates during the relevant period. This instrument is set to mature in 2015.
From February 2006 to July 2010, the Company managed its exposure to and benefits from price fluctuations of Blackboard common stock through the use of cashless collar contracts. Although these instruments were derivative securities, their economic risks were similar to, and managed on the same basis as, the risks associated with the Blackboard common stock held by the Company. As of December 31, 2010, all cashless collar contracts held by the Company expired or were terminated by the Company. As of December 31, 2009, the Company was party to cashless collar contracts to hedge 1,000,000 shares of the total 1,619,571 shares of Blackboard common stock it held at that date.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7. Financial Instruments — (Continued)
During the years ended December 31, 2010 and 2009, the Company incurred costs of $0.2 million and $0.5 million, respectively, to terminate cashless collar contracts related to a total of 1,250,000 shares of Blackboard common stock and recorded losses in these amounts, which is included in “Other income (loss), net” on the Company’s Consolidated Statements of Operations in the respective periods. Two cashless collar contracts relating to 375,000 shares of Blackboard common stock expired during 2010. Since the value of the matured hedges was zero, there was no gain or loss associated with the expiration of those contracts. The cashless collar contracts were marked to market through earnings each period, which impact is detailed in the below table. The income or loss was primarily driven by the change in the closing price of Blackboard common stock from the beginning of the quarter to the end of the quarter. The mark-to-market impact was generally an expense if Blackboard’s stock price rose, or income if Blackboard’s stock price declined, during the relevant quarter.
The following table presents the classifications and fair values of our derivative instruments as of December 31, 2010 and 2009:

Consolidated Balance Sheets
		December 31,	December 31,
Derivative Instrument	Classification	2010	2009
		(in thousands)
Cashless collar contracts	Hedges of marketable securities	$—	$(547)
Foreign exchange put option	Other assets, net	$—	$—
Interest rate swap	Accrued expenses	$12	$—
The following table presents the mark-to-market impact on earnings resulting from the Company’s hedging activities for the years ended December 31, 2010, 2009 and 2008:

Consolidated Statements of Operations
		Year ended December 31,
Derivative Instrument	Classification	2010	2009	2008
		(in thousands)
Cashless collar contracts	Other income (loss), net	$547	$(7,098)	$10,204
Foreign exchange instruments	Other income (loss), net	$(60)	$(33)	$(132)
Interest rate swap	Other income (loss), net	$(12)	$—	$—
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

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7. Financial Instruments — (Continued)
The fair value hierarchy of the Company’s financial assets measured at fair value on a recurring basis was as follows (in thousands):

	Balance at
	December 31,
	2010	Level 1	Level 2	Level 3

Cash equivalents (money market accounts)	$81,205	$81,205	$—	$—
Hedges of interest rate risk (1)	(12)	—	(12)	—

	$81,193	$81,205	$(12)	$—

	Balance at
	December 31,
	2009	Level 1	Level 2	Level 3

Cash equivalents (money market accounts)	$49,972	$49,972	$—	$—
Marketable securities (see Note 6)	73,512	73,512	—	—
Hedges of marketable securities (1)	(547)	—	(547)	—

	$122,937	$123,484	$(547)	$—

(1)
The Company’s counterparties under these arrangements provide the Company with quarterly statements of the market values of these instruments based on significant inputs that are observable or can be derived principally from, or corroborated by, observable market data for substantially the full term of the asset or liability.

8. Fixed Assets
Fixed assets consist of the following:

		As of December 31,
	Useful Life	2010	2009
		(in thousands)
Computer equipment and software, office equipment and furniture	3-7 years	$18,982	$16,280
Leasehold improvements	3-6 years	1,018	971

		20,000	17,251
Less: accumulated depreciation and amortization		(14,009)	(13,072)

		$5,991	$4,179

Depreciation expense for the years ended December 31, 2010, 2009 and 2008 was $2.5 million, $1.5 million and $1.6 million, respectively. The Company uses the straight line method of depreciation.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9. Debt
Long-Term Debt
The Company’s long-term debt of $20.1 million at December 31, 2010 related to its consolidated partner companies and primarily consisted of a term loan at ICG Commerce. The Company’s long-term debt at December 31, 2009 of $1.0 million relates to its consolidated partner companies.

		As of December 31,
	Interest Rates	2010	2009
		(in thousands)

ICG Commerce term loan	2.01–3.34%	$18,667	$—
Capital leases	2.25–12.98%	503	241
Other debt	8.25–10.27%	911	785

		20,081	1,026
Current maturities		(4,623)	(381)

Long-term debt		$15,458	$645

The Company’s long-term debt matures as follows:

2011	$4,623
2012	4,631
2013	4,159
2014	4,001
2015	2,667

$20,081

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
Both the new line of credit and the term loan are secured by a first priority lien on the assets of the borrowing companies. The term loan and the line of credit both bear interest at either a base rate equal to the highest of PNC Bank’s prime rate, the sum of the Federal Funds Open Rates plus 0.5% and the sum of the daily LIBOR rate plus 1.0%, or a daily to six month LIBOR rate plus a margin ranging from 1.75% to 2.5% depending on the then-current debt-to-EBITDA ratio of the borrowing companies, at ICG Commerce’s option. On August 6, 2010, ICG Commerce entered into an interest rate swap hedge agreement whereby 50% of the term loan was effectively converted to a fixed interest rate by the hedge agreement. The fixed rate stipulated by the hedge agreement is 1.34%. ICG Commerce will still be required to pay the aforementioned interest rate margin on this portion of the term loan, which would result in a final interest rate of between 3.09% and 3.84%. The termination date of the hedge agreement is August 1, 2015. ICG Commerce has the right, but not the obligation, to terminate the hedge agreement without cause, and without penalty on August 1, 2012.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9. Debt — (Continued)
At December 31, 2010, the effective interest rate being paid by ICG Commerce related to the term loan, including the applicable margin, was 2.01% for the portion of the loan tied to a floating LIBOR rate and 3.09% for the portion of the loan covered by the interest rate swap hedge agreement. Any outstanding principal and interest under the line of credit will become due and payable periodically through August 2, 2013. The principal under the term loan is payable in $0.3 million monthly installments through August 1, 2015, and any outstanding interest under the term loan will become due and payable periodically through August 1, 2015. Both the line of credit and the term loan are subject to a number of financial and other covenants that are specified in the loan documents.
There were no amounts (including letters of credit) outstanding under the relevant line of credit agreements as of December 31, 2010 and 2009. The proceeds from the $20.0 million term loan were used to fund a cash dividend paid to certain stockholders of ICG Commerce, including the Company, on August 4, 2010. See Note 5, “Ownership Interests in Partner Companies.”
On December 18, 2009, the Company entered into an amended and restated letter of credit agreement with Comerica Bank (the “LC Agreement”) that provides for the issuance of letters of credit of up to $10.0 million, subject to a cash-secured borrowing base as defined by the LC Agreement. On December 17, 2010, the LC Agreement was extended to December 16, 2011. Issuance fees of 0.50% per annum of the face amount of each letter of credit will be paid to Comerica Bank subsequent to issuance. The LC Agreement is also subject to a 0.25% per annum unused commitment fee payable to the bank on a quarterly basis. No amounts were outstanding under these agreements at December 31, 2010 or 2009.
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
10. Segment Information
The Company’s reportable segments consist of two reporting segments, the “core” segment and the “venture” segment. All of the Company’s partner companies are included in either the core or venture segment, while companies with respect to which the Company’s equity interests have been designated as marketable securities are considered “corporate” assets. At December 31, 2010, the core segment includes the results of the Company’s consolidated partner companies, records the Company’s share of earnings and losses of certain partner companies accounted for under the equity method of accounting and captures the Company’s basis in the assets of its core segment partner companies. At December 31, 2010, the venture segment records the Company’s share of earnings and losses of certain partner companies accounted for under the equity method of accounting and captures the Company’s basis in the assets of its venture segment partner companies.
The core reporting segment includes the partner companies in which our management takes a very active role in providing strategic direction and management assistance. We own majority controlling equity positions or substantial minority equity positions in these partner companies. We expect to devote relatively large initial amounts of capital to acquire stakes in core companies, particularly consolidated core companies, since any such acquisition would entail the deployment of cash and/or the issuance of ICG stock to purchase of a large equity stake in a target with relatively strong financial characteristics and growth potential. Our venture reporting segment includes partner companies to which we generally devote less capital, hold relatively smaller ownership stakes and generally have less influence over the strategic directions and management decisions than our core partner companies.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
10. Segment Information — (Continued)
Approximately 8%, 10% and 13% of the Company’s consolidated revenue for the years ended December 31, 2010, 2009 and 2008, respectively, relates to sales generated in the United Kingdom. The remaining consolidated revenue for the years ended December 31, 2010, 2009 and 2008 primarily relates to sales generated in the United States. As of December 31, 2010 and 2009, the Company’s assets were located primarily in the United States.
On February 17, 2011, the sale of Metastorm to Open Text was consummated. Metastorm had been a core equity company, and the Company’s portion of Metastorm’s net results was included in the Company’s core segment. Due to the sale of Metastorm, the Company has removed the amount of equity loss related to Metastorm from the core segment and reflected this amount in “Dispositions” in the below table. Had the Company’s equity loss related to Metastorm been included in the core segment, net income (loss) attributable to Internet Capital Group, Inc. for the years ended December 31, 2010, 2009 and 2008 would have been $(8.6) million, $26.0 million and $(23.8) million, respectively.
The following summarizes selected information related to the Company’s segments for the years ended December 31, 2010, 2009 and 2008. All significant intersegment activity has been eliminated. Assets are owned or allocated assets are used by each operating segment.

Segment Information
(in thousands)
			Total	Reconciling Items			Consolidated
	Core	Venture	Segment	Dispositions	Corporate	Other(1)	Results
Year Ended December 31, 2010
Revenue	$115,710	$—	$115,710	$—	$—	$—	$115,710
Net income (loss) attributable to Internet Capital Group, Inc.	$(5,655)	$(4,149)	$(9,804)	$(2,115)	$(17,684)	$76,192	$46,589
Assets (2)	$152,466	$15,149	$167,615	$26,829	$86,545	$—	$280,989

Year Ended December 31, 2009
Revenue	$90,252	$—	$90,252	$—	$—	$—	$90,252
Net income (loss) attributable to Internet Capital Group, Inc.	$28,503	$(3,197)	$25,306	$(2,102)	$(15,858)	$8,188	$15,534
Assets (2)	$161,295	$21,832	$183,127	$31,491	$115,469	$—	$330,087

Year Ended December 31, 2008
Revenue	$71,181	$—	$71,181	$—	$—	$—	$71,181
Net income (loss) attributable to Internet Capital Group, Inc.	$(18,999)	$(4,381)	$(23,380)	$(4,759)	$(18,966)	$24,179	$(22,926)
Assets (2)	$106,531	$8,281	$114,812	$31,843	$138,925	$—	$285,580

(1)	The following table reflects the components in other (in thousands):

	Year Ended December 31,
	2010	2009	2008

Corporate other income (loss) (Note 15)	$74,507	$15,976	$44,277
Corporate income tax benefit (Note 16)	5,918	10,627	330
Noncontrolling interest	(1,319)	(12,995)	(1,960)
Impairment of GoIndustry (Venture) (Note 5)	(2,914)	(544)	(10,204)
Impairment of Vcommerce (Core) (Note 3)	—	(4,876)	(8,264)

	$76,192	$8,188	$24,179

(2)
The Company’s carrying value of Metastorm, the sale of which was consummated of February 17, 2011, has been removed from the core segment in the table above and reflected in Dispositions for all periods presented.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11. Parent Company Financial Information
Parent company financial information is provided to present the financial position and results of operations of the Company and its wholly-owned subsidiaries as if the partner companies accounted for under the consolidation method of accounting were accounted for under the equity method of accounting for all periods presented. The Company’s share of the consolidated partner companies’ losses is included in “Equity loss” in the Parent Company Statements of Operations for all periods presented based on the Company’s ownership percentage in each period. The carrying value of the consolidated companies as of December 31, 2010 and 2009 is included in “Ownership interests in partner companies” in the Parent Company Balance Sheets.
Parent Company Balance Sheets

	As of December 31,
	2010	2009
	(in thousands)
Assets
Cash and cash equivalents	$72,915	$29,443
Income tax receivable	6,314	11,071
Other current assets	526	562

Current assets	79,755	41,076
Ownership interests in partner companies	142,541	170,498
Marketable securities	—	73,512
Intangible assets	400	—
Deferred tax assets	3,695
Other	1,583	881

Total assets	$227,974	$285,967

Liabilities and stockholders’ equity
Current liabilities	$4,815	$4,433
Hedges of marketable securities	—	547
Non-current liabilities	294	350
Stockholders’ equity	222,865	280,637

Total liabilities and stockholders’ equity	$227,974	$285,967

Parent Company Statements of Operations

	Year Ended December 31,
	2010	2009	2008
	(in thousands)

Revenue	$—	$—	$—
Operating expenses
General and administrative	17,169	16,257	19,755
Impairment related and other	796	4,876	9,058

Total operating expenses	17,965	21,133	28,813

Operating income (loss)	(17,965)	(21,133)	(28,813)
Other income (loss), net (1)	73,151	15,976	44,277
Interest income (expense), net	281	399	1,603

Income (loss) before income taxes and equity loss	55,467	(4,758)	17,067

Income tax benefit (expense)	4,806	10,627	330
Equity income (loss)	(14,796)	9,665	(40,323)

Net income (loss)	$45,477	$15,534	$(22,926)

(1)
For purposes of parent company reporting, discontinued operations (see Note 3, “Acquisitions, Discontinued Operations and Pro Forma Information”) are included in the “Other income (loss), net” line item.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11. Parent Company Financial Information — (Continued)
Parent Company Statements of Cash Flows

	Year Ended December 31
	2010	2009	2008
	(in thousands)

Operating Activities
Net income (loss)	$45,477	$15,534	$(22,926)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	58	90	133
Impairment related and other	796	4,876	9,058
Equity-based compensation	2,345	2,888	6,012
Equity (income) loss	14,796	(9,665)	40,323
Other (income) loss, net (1)	(73,151)	(15,976)	(44,277)
Deferred tax assets	(3,695)	—	—
Changes in assets and liabilities, net of effect of acquisitions:
Taxes receivable	4,757	(10,627)	4,889
Prepaid expenses and other assets	36	299	(8)
Accounts payable	11	(6)	6
Accrued expenses	(445)	297	(180)
Accrued compensation and benefits	289	(89)	(1,014)
Other liabilities	(57)	(60)	403

Cash used in operating activities	(8,783)	(12,439)	(7,581)
Investing Activities
Capital expenditures, net	(450)	(52)	(47)
Proceeds from sales of marketable securities	74,383	21,625	60,233
Proceeds from sales of ownership interests in partner companies	1,878	2,607	3,267
Receipt of cash dividend from ICG Commerce	31,821	—	—
Acquisitions of ownership interests in partner companies, net	(5,836)	(52,804)	(42,460)

Cash provided by (used in) investing activities	101,796	(28,624)	20,993
Financing Activities
Acquisition of noncontrolling interest in subsidiary equity	(49,658)	—	—
Tax withholdings related to equity-based awards	(1,777)	—	—
Stock options exercises	1,894	—	—
Purchase of treasury stock	—	(2,702)	(9,329)

Cash provided by (used in) financing activities	(49,541)	(2,702)	(9,329)

Net increase (decrease) in cash and cash equivalents	43,472	(43,765)	4,083
Cash and cash equivalents at beginning at year	29,443	73,208	69,125

Cash and cash equivalents at end of year	$72,915	$29,443	$73,208

(1)
For purposes of Parent Company reporting, discontinued operations are included in the “Other income (loss)” line item. See the subsection Discontinued Operations in Note 3, “Acquisitions, Discontinued Operations and Pro Forma Information.”

12. Internet Capital Group, Inc.’s Stockholders’ Equity
Holders of the Company’s Common Stock are entitled to one vote per share and are entitled to dividends as declared. No cash dividends have been declared to date, and the Company does not intend to pay cash dividends in the foreseeable future.
The Company may establish one or more classes or series of preferred stock. The holders of the preferred stock may be entitled to preferences over common stockholders with respect to dividends, liquidation, dissolution, or winding up of the Company, as established by the Company’s Board of Directors. As of December 31, 2010, 10,000,000 shares of preferred stock were authorized; none of these shares have been issued, and the Company does not have any plan to issue any of these shares in the foreseeable future.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
13. Equity-Based Compensation
As of December 31, 2010, incentive or non-qualified stock options may be granted to Company employees, directors and consultants under the Company’s 2005 Omnibus Equity Compensation Plan, as such has been amended from time to time (the “2005 Equity Plan”) or the LGO Corporation 2001 Equity Compensation Plan (f/k/a Logistics.com 2001 Equity Compensation Plan) (the “LGO Plan” and, together with the 2005 Equity Plan, the “Plans”). Generally, the grants vest over a one-to-four-year period and expire eight to ten years after the grant date. At December 31, 2010, the Company had 2,164,454 shares of Common Stock reserved under the Plans for possible future issuance. Most partner companies also maintain their own equity incentive/compensation plans.
Total equity-based compensation for the years ended December 31, 2010, 2009, and 2008 was $3.1 million, $3.7 million and $6.8 million, respectively. Equity-based compensation for these periods is included primarily in “Selling, General and Administrative” on the Company’s Consolidated Statements of Operations.
The following table provides additional information related to the Company’s equity-based compensation:

					Weighted
					Average Years
					Remaining of
				Unrecognized	Equity-Based
				Equity-Based	Compensation
	Year Ended			Compensation	Expense at
	December 31,			at Dec. 31, 2010	Dec. 31, 2010
	2010	2009	2008

Stock Appreciation Rights	$2,037	$2,629	$4,138	$5,669	3.1
Stock Options	1	3	29	1	2.0
Restricted Stock	103	82	1,577	436	3.5
Deferred Stock Units	204	174	320	34	0.2

Equity-Based Compensation	2,345	2,888	6,064	6,140
Equity-Based Compensation for Consolidated Partner Companies:	724	763	770	1,338	3.6

	$3,069	$3,651	$6,834	$7,478

Stock Appreciation Rights (SARs)
In 2010, 2009 and 2008, the Company issued SARs to certain employees. Each SAR represents the right of the holder to receive, upon exercise of the SAR, shares of Common Stock equal to the amount by which the fair market value of a share of common stock on the date of exercise of the SAR exceeds the base price of the SAR. The fair market value at the grant date is determined by the NASDAQ closing price of the Company’s Common Stock on the date of grant (or the closing price on the next trading day if there are no trades in the Company’s stock on the date of grant).

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
13. Equity-Based Compensation — (Continued)
Changes in SARs for the year ended December 31, 2010 were as follows:

		Weighted	Weighted
		Average	Average
	SARs	Base Price	Fair Value
Issued at December 31, 2007	3,616,115	$7.58	$4.58
SARs exercised (1)	(67,363)	$7.34	$4.43
SARs forfeited	(782)	$7.34	$4.43
SARs granted	322,400	$8.41	$4.96

Issued at December 31, 2008	3,870,370	$7.65	$4.61
SARs granted	100,000	$7.00	$4.07

Issued at December 31, 2009	3,970,370	$7.63	$4.60
SARs exercised (2)	(1,440,488)	$7.52	$4.53
SARs forfeited	(64,937)	$9.24	$5.11
SARs granted	1,506,940	$7.11	$4.14

Issued at December 31, 2010	3,971,885	$7.45	$4.43

(1)	These exercises resulted in the issuance of 2,576 shares of the Company’s Common Stock, net of tax withholdings of less than $0.1 million.

(2)	These exercises resulted in the issuance of 372,499 shares of the Company’s Common Stock, net of tax withholdings of $1.8 million.
The following table summarizes information about SARs outstanding at December 31, 2010:

				Aggregate Intrinsic
			Weighted Average	Value of SARs
			Remaining Contractual Life	Outstanding at
	SARs	SARs	of SARs Outstanding	December 31, 2010
Grant Price	Outstanding	Exercisable	(in years)	(in thousands)
$6.70 - $7.00	1,401,940	29,166	9.1	$10,555
$7.34	1,991,610	1,991,610	4.6	$13,762
$8.13 - $8.76	337,922	143,945	8.1	$1,978
$9.50 - $12.01	240,413	134,163	6.3	$720

	3,971,885	2,298,884		$27,015

As of December 31, 2010, the Company expects an additional 1,673,001 SARs to vest in the future.
Stock Options
The fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model. Stock options generally vest over four years.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
13. Equity-Based Compensation — (Continued)
Changes in stock options for the years ended December 31, 2010, 2009 and 2008 were as follows:

		Weighted	Weighted
		Average	Average
		Grant Date	Grant Date
	Shares	Exercise Price	Fair Value
Outstanding at December 31, 2007	637,454	$37.13	$29.69
Options granted	500	$7.22	$4.26
Options cancelled	(23,000)	$19.76	$15.70

Outstanding at December 31, 2008	614,954	$36.58	$29.81
Options granted	250	$4.30	$2.47
Options cancelled	(85,800)	$42.75	$34.35

Outstanding at December 31, 2009	529,404	$35.56	$29.06
Options exercised (1)	(180,923)	$10.48	$9.13
Options cancelled	(37,312)	$315.18	$249.10

Outstanding at December 31, 2010	311,169	$16.64	$14.30

(1)	The Company received cash of $1.9 million related to 2010 stock option exercises.
At December 31, 2010, 2009 and 2008 there were 310,919, 528,351 and 613,818 options exercisable, respectively, at a weighted average exercise price of $16.65, $35.63 and $36.64 per share, respectively, under the Plans.
The following tables summarize information about stock options outstanding at December 31, 2010:

			Weighted Average	Aggregate Intrinsic
			Remaining Contractual Life	Value at
	Shares	Shares	of Shares Outstanding	December 31, 2010
Exercise Price	Outstanding	Vested	(in years)	(in thousands)
$4.30 - $7.77	136,624	136,478	2.3	$1,234
$8.39 - $10.00	63,409	63,305	2.8	$354
$15.80 - $80.62	111,136	111,136	0.4	$—

	311,169	310,919		$1,588

As of December 31, 2010, the Company expects an additional 250 stock options to vest in the future.
SARs and Stock Options Fair Value Assumptions
The Company estimates the grant date fair value of SARs and stock options using the Black-Scholes option-pricing model, which requires the input of highly subjective assumptions. These assumptions include estimating the expected life of the award and the estimated volatility of our stock price over the expected term. Expected volatility approximates the historical volatility of our Common Stock over the period commensurate with the expected term of the award. The expected term calculation is based on an average of the award vest term and the life of the option. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for an instrument with a maturity that is commensurate with the expected term of the award. Changes in these assumptions as well as a change in the estimated forfeitures of SARs and stock option awards can materially affect the amount of equity-based compensation recognized in the Company’s Consolidated Statements of Operations. Changes in the requisite service period can also materially affect the amount of equity-based compensation recognized in the Company’s Consolidated Statements of Operations.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
13. Equity-Based Compensation — (Continued)
The following assumptions were used to determine the fair value of stock options and SARs granted to employees by the Company for the three years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Expected volatility	60%	60%	60%
Average expected option life	2.75–6.25 years	6.25 years	6.25 years
Risk-free interest rate	1.54-2.92%	2.00-2.54%	3.08%
Dividend yield	0.0%	0.0%	0.0%
Restricted Stock
Changes in restricted stock for the years ended December 31, 2010, 2009 and 2008 are shown in the following table:

		Weighted
		Average Grant
	Shares	Date Fair Value
Issued and unvested, December 31, 2007	486,279	$7.39
Vested	(468,729)	$7.20
Forfeited	(250)	$6.98

Issued and unvested, December 31, 2008	17,300	$10.82
Granted	24,000	$7.00
Vested	(6,775)	$10.49

Issued and unvested, December 31, 2009	34,525	$8.23
Granted	42,500	$8.75
Vested	(9,025)	$7.54
Forfeited	(7,500)	$12.01

Issued and unvested, December 31, 2010	60,500	$8.23

The total aggregate fair value of restricted stock awards that vested and were converted to the Company’s Common Stock during the years ended December 31, 2010, 2009 and 2008 was $0.1 million, $0.1 million and $3.3 million, respectively. During the year ended December 31, 2010, 2,777 shares were surrendered for satisfying withholding taxes. At December 31, 2010, the Company expects the 60,500 outstanding restricted shares to vest.
Recipients of restricted stock did not pay any cash consideration to the Company for the shares and have the right to vote all shares subject to the grant and receive all dividends with respect to the shares, whether or not the shares have vested. The 2010 and 2009 restricted stock grants were valued at $0.4 million and $0.2 million, respectively, and are being amortized over the vesting period. There were no restricted stock grants in 2008. There were two restricted stock grants in 2010. The first grant vests 25% in 2011 and 25% each January through 2014. The second grant also vests 25% in 2011, then 25% each October through 2014. The 2009 restricted stock grants vested 25% in 2010 and 25% each October through 2013.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
13. Equity-Based Compensation — (Continued)
Deferred Stock Units (DSUs)
In 2010, 2009 and 2008, each non-management member of the Company’s Board of Directors received DSUs for his service on the Board and its committees under the Company’s Non-Management Director Compensation Plan (the “Director Plan”). DSUs received by directors in conjunction with their service on the Board and its committees vest on the one-year anniversary date of the grant and are expensed over the twelve-month vesting period. Also in 2010, 2009 and 2008, the Company issued quarterly compensation payments to each non-management director for his service on the Board and its committees under the Director Plan. Each director had the right to elect to receive such payments in whole or in part in the form of DSUs in lieu of cash under the Director Plan. Each participating director would receive DSUs representing shares of the Company’s Common Stock with a fair market value equal to the relevant cash fees (with such fair market value determined by reference to the closing Common Stock price reported by NASDAQ on the date these cash fees otherwise would have been paid). These DSUs vest immediately. The Company recorded expense when the fees to which the DSUs relate are earned.
During the years ended December 31, 2010, 2009 and 2008, the Company issued DSUs to the Company’s non-management directors valued at $0.4 million, $0.3 million and $0.5 million, respectively. The expense of $0.2 million, $0.1 million and $0.3 million for the years ended December 31, 2010, 2009 and 2008, respectively, associated with the annual DSU grants is included in equity-based compensation expense. The expense of $0.2 million for each of the years ended December 31, 2010, 2009 and 2008 associated with the quarterly grants for service, is included in “Selling, General and Administrative” (but is not reflected in the summarized Equity-Based Compensation table above) on the Company’s Consolidated Statements of Operations. Changes in DSUs for the year ended December 31, 2010 are shown in the following table:

		Weighted Average
	DSUs	Grant Date Fair Value
Issued and unvested, December 31, 2007	31,500	$11.37
Granted	36,000	$8.70
Vested	(31,500)	$11.37

Issued and unvested, December 31, 2008	36,000	$8.70
Granted	36,000	$4.05
Vested	(36,000)	$8.70

Issued and unvested, December 31, 2009	36,000	$4.05
Granted	36,000	$6.80
Vested	(36,000)	$4.05
Forfeited	(4,500)	$6.80

Issued and unvested, December 31, 2010	31,500	$6.80

Subsequent to year end, the Company issued 60,000 DSU’s to the Company’s non-management directors valued at $0.8 million under the Company’s Amended and Restated Non-Management Director Compensation Plan. DSU’s received by directors in conjunction with their service on the Board and its committees vest on the one-year anniversary of the grant and are expensed over that twelve-month period.
Consolidated Partner Companies
The Company’s consolidated partner companies, primarily ICG Commerce, recorded $0.7 million, $0.8 million and $0.8 million of equity based compensation related to equity-based awards during the years ended December 31, 2010, 2009 and 2008, respectively.
ICG Commerce’s stock options generally vest over 4 years with 25% vesting on the first anniversary of the grant date and the remaining 75% vesting monthly equally over the next 36 months. The fair value of each of ICG Commerce’s option awards was estimated on the grant date using the Black-Scholes option pricing model.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
14. Commitments and Contingencies
The Company and its consolidated subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the amount of the ultimate liability with respect to these actions will not materially affect the financial position, results of operations or cash flows of the Company and its subsidiaries.
The Company and its consolidated partner companies lease their facilities under operating lease agreements expiring 2011 through 2017. Future minimum lease payments as of December 31, 2010 under the leases are as follows (in thousands):

2011	$2,849
2012	$2,568
2013	$2,191
2014	$1,976
2015	$1,694
Thereafter	$2,470
Rent expense under the non-cancelable operating leases was $3.0 million in 2010, $2.5 million in 2009 and $1.9 million in 2008.
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

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Realized gains on marketable securities, net of hedge termination costs (Notes 5, 6 and 7)	$66,952	$20,805	$634
Gain on sale of Creditex (Note 5)	5,089	430	34,752
Sales/distributions of ownership interests in Partner Companies (Note 5)	1,879	2,177	3,255
Unrealized gain (loss) on mark-to-market of hedges (Note 7)	547	(7,098)	10,204
Impairments of cost method Partner Companies	—	—	(4,735)
Other	40	(338)	167

	74,507	15,976	44,277
Total other income (loss) for Consolidated Partner Companies	(360)	602	(1,052)

	$74,147	$16,578	$43,225

During the year ended December 31, 2008, the Company concluded that the carrying value of several cost method companies would not be recoverable and recorded impairments totaling $4.7 million to reduce the Company’s carrying value of these cost method companies.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
15. Other Income (Loss) — Continued
During the years ended December 31, 2010, 2009 and 2008, ICG Commerce recorded foreign currency gains and losses related to changes in exchange rates associated with its operations in the United Kingdom and Europe. These foreign currency gains and losses comprise the majority of the other income (loss) for the Company’s consolidated partner companies included in the above table.
16. Income Taxes
Total income tax (benefit) expense was allocated as follows:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Income tax (benefit) expense from continuing operations:

Current taxes
Federal taxes	$(919)	$(10,455)	$(147)
State taxes	72	(9)	53
Foreign taxes	310	(175)	451

Current taxes	$(537)	$(10,639)	$357

Deferred taxes
Federal taxes	$807	$(28,702)	$—
State taxes	(15)	65	—
Foreign taxes	(1)	(234)	—

Deferred taxes	$791	$(28,871)	$—

Income tax (benefit) expense	$254	$(39,510)	$357

The Company and InvestorForce join in filing a consolidated federal income tax return. As a result of a change in ownership of the Company under Internal Revenue Code Section 382 that occurred in 2004, its net operating loss carryforwards and capital loss carryforwards are subject to an annual limitation. The annual limitation on the utilization of these carryforwards is approximately $14.5 million. This annual limitation can be carried forward if it is not used. The Company did not use the limitation in 2009; therefore, the amount available for 2010 was $29 million, all of which was used in 2010. The total amount available for these carryforwards at December 31, 2010 was $188.8 million. These losses expire in varying amounts between 2011 and 2023.
Additionally, at December 31, 2010 the Company and InvestorForce had $31.1 million of net operating loss carryforwards that are not subject to the Section 382 annual limitation. These net operating losses expire between 2026 and 2029.
GovDelivery joined in filing the consolidated federal income tax return with the Company and InvestorForce beginning in 2010. As of December 31, 2010, GovDelivery had approximately $2.8 million of net operating loss carryforwards. The Company’s acquisition of GovDelivery in 2009 constituted a change in ownership under Internal Revenue Code Section 382. As a result, GovDelivery’s net operating losses are limited to approximately $1.0 million per year plus any recognized built-in gains. GovDelivery’s net deferred tax liability after acquisition accounting of $4.8 million reduced the Company’s valuation allowance.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
16. Income Taxes — (Continued)
During 2009, the Internal Revenue Service completed its audit of the Company’s federal income tax returns for the years 2005 through 2007. As a result of this audit, the Company is entitled to a refund in the amount of $4.7 million. The refund is primarily related to the Company’s ability to utilize certain capital losses which the Company previously thought were not utilizable as a result of the Company’s ownership change in 2004. During the year ended December 31, 2010, the Company received this refund.
In November 2009, the Worker, Homeownership and Business Assistance Act of 2009, which expanded the ability of businesses to carry back net operating losses was enacted. This legislation allows the Company to carry back its net operating loss from 2008 or 2009 to 2005, when the Company paid federal income taxes. The Company carried back its net operating loss, excluding the net operating loss attributable to InvestorForce, from 2009 for which the Company expects a refund of $6.3 million. The Company expects to receive this refund in 2011.
ICG Commerce filed its own consolidated federal income tax return, separate from the Company through June 30, 2010. Due to ICG Commerce’s prior equity transactions, it experienced a change in ownership under Internal Revenue Code Section 382 in 2003. As a result, its net operating loss carryforwards are subject to an annual limitation. Based on an Internal Revenue Code Section 382 study completed in early 2010, approximately $74.0 million of net operating loss carryforwards are expected to be available to the Company between December 31, 2009 and December 31, 2023. The annual limitation ICG Commerce has on the utilization of its net operating losses is approximately $3.1 million per year. The amount available in 2010 is approximately $34.1 million.
As of December 31, 2009, in light of ICG Commerce’s consistent recent history of profitability, current-year results and its estimates of projected future profitability, management believed that it was more likely than not that the benefit of the majority of its net deferred tax assets will be realized and therefore a reduction of the valuation allowance against its net deferred tax asset was appropriate. Accordingly the Company recognized a deferred tax benefit of $28.7 million related to the reduction of the valuation allowance in 2009.
ICG Commerce maintains a valuation allowance for certain of its state net operating losses and its capital loss carryovers. The valuation allowance on the state net operating loss deferred tax assets is necessary due to the expectation that most will expire unused due to the timing and the amount of taxable income apportioned to these states on a separate company basis. A valuation allowance for the deferred tax asset associated with the capital loss carryovers is appropriate because ICG Commerce does not expect to generate any capital gains before the losses expire.
Effective July 1, 2010, ICG Commerce is included in the Company’s consolidated federal income tax return as a result of the transactions described in Note 5, “Ownership Interests in Partner Companies.” Accordingly, ICG Commerce’s carryforward period for its net operating losses expires in 2022 instead of 2023. This eliminated $2.6 million of net operating loss carryforward.
Due to the inclusion of ICG Commerce in the Company’s consolidated federal income tax return, subsequent to July 1, 2010 operating losses of other members of the consolidated group offset a portion of ICG Commerce’s taxable income. The benefit of these losses, which amounted to $4.8 million, reduced the deferred tax expense in the Company’s Consolidated Statements of Operations for the year ended December 31, 2010.
Inclusion of ICG Commerce in the Company’s consolidated federal income tax return did not affect management’s assessment of the need for a valuation allowance for only a portion of the Company’s deferred tax assets. A valuation allowance has been provided for the Company’s net deferred tax assets as the Company believes, after evaluating all positive and negative evidence, both historical and prospective, that it is more likely than not that these benefits will not be realized.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
16. Income Taxes — (Continued)
The Company’s net deferred tax asset (liability) consists of the following:

	As of December 31,
	2010	2009
	(in thousands)
Deferred tax assets:

Net operating loss and capital loss carryforward — 382 limited	$108,791	$121,103
Net operating loss carryforward — not 382 limited	10,902	8,907
Capital loss carryforward — not 382 limited	—	2,063
Partner Company basis difference	80,916	121,058
Reserves and accruals	6,540	3,743
Equity-based compensation expense	6,188	8,270
AMT and other credits	590	406
Other, net	800	2,524

Total deferred tax assets	214,727	268,074
Valuation allowance	(181,704)	(208,395)

Deferred tax asset	33,023	59,679

Deferred tax liabilities:

Intangible assets	(5,220)	(5,898)
Other comprehensive income	—	(24,910)

Total deferred tax liabilities	(5,220)	(30,808)

Total net deferred tax assets	$27,803	$28,871

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
In connection with the decrease in the valuation allowance, ICG Commerce evaluated its exposure under the provisions of current guidance relating to accounting for uncertainty in income taxes and, as a result, recorded a liability for unrecognized income tax expenses of $0.3 million at December 31, 2009. The unrecognized tax expenses relate to ICG Commerce’s treatment of accrued bonuses, the treatment of an alternative minimum tax foreign tax credit, and unfiled state tax returns. This expense was reversed in 2010 when the uncertainty was resolved.
The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no material accrual for interest or penalties on the Company’s Consolidated Balance Sheets at December 31, 2010 or 2009. The Company recognized an income tax benefit related to $0.7 million of interest received in conjunction with the aforementioned refunds, which is included in the Company’s Consolidated Statements of Operations for the year ended December 31, 2010.
Tax years 2005 and forward are subject to examination for federal tax purposes. Tax years 1996 through 2004 are subject to examination for federal tax purposes to the extent of net operating losses used in future years that are otherwise subject to examination.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
16. Income Taxes — (Continued)
The effective tax rate differs from the federal statutory rate as follows:

	Year Ended December 31,
	2010	2009	2008
Tax expense (benefit) at statutory rate	35.0%	(35.0)%	(35.0)%
IRS audit adjustment and interest	(1.4)%	(43.4)%	—
Foreign and state taxes	0.8%	(3.2)%	2.1%
Non-deductible expenses and other	(1.8)%	(2.9)%	1.2%
Valuation allowance	(55.1)%	(275.3)%	33.2%
Consolidation of ICG Commerce	74.7%	—	—
Reduction in deferred tax liability	(51.7)%	—	—

	0.5%	(359.8)%	1.5%

17. Net Income (Loss) per Share
The calculations of net income (loss) per share were:

	Year Ended December 31,
	2010	2009	2008
	(in thousands, except shares and per share data)
Basic and Diluted:
Income (loss) from continuing operations	$45,977	$15,534	$(22,926)
Income (loss) on discontinued operations	612	—	—

Net income (loss) attributable to Internet Capital Group, Inc.	$46,589	$15,534	$(22,926)

Basic:
Income (loss) from continuing operations per share	$1.26	$0.42	$(0.60)
Income (loss) on discontinued operations per share	0.02	—	—

Net income (loss) attributable to Internet Capital Group, Inc. per share	$1.28	$0.42	$(0.60)

Diluted:
Income (loss) from continuing operations per share	$1.24	$0.42	$(0.60)
Income (loss) on discontinued operations per share	0.02	—	—

Net income (loss) attributable to Internet Capital Group, Inc. per share	$1.26	$0.42	$(0.60)

Shares used in computation of basic income (loss) per share	36,426,603	36,660,158	38,105,583

Incremental Diluted Shares Impact:
Stock options	65,208	22,776	—
SARs	538,090	—	—
Restricted stock	18,408	241	—
DSUs	15,216	21,801	—

Shares used in the computation of diluted income (loss) per share	37,063,525	36,704,976	38,105,583

The following potentially dilutive securities were not included in the computation of diluted net loss per share, as their effect would have been anti-dilutive:

		Weighted Average
	Shares	Price per Share
Year ended December 31, 2010
Stock options	111,136	$41.65
SARs	1,600,940	$7.19

Year ended December 31, 2009
Stock options	406,730	$46.57
SARs	3,970,370	$7.63
Restricted stock	32,025	$8.23

Year ended December 31, 2008
Stock options	614,954	$36.58
SARs	3,870,370	$7.65
Restricted stock	17,300	$10.82
DSUs	36,000	$8.70

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
18. Redeemable Noncontrolling Interest
Certain GovDelivery Series AA Preferred stockholders have the ability to force GovDelivery to redeem their Series AA Preferred shares beginning in 2013. Because this redemption is outside the control of GovDelivery, the Company has classified this noncontrolling interest outside of equity and will accrete to its estimated redemption value. This noncontrolling interest is classified as “Redeemable noncontrolling interest” on the Company’s Consolidated Balance Sheets.
The following reconciles the activity related to the redeemable noncontrolling interest during 2010 (in thousands):

Balance at December 31, 2009	$(1,420)
Impact of share redemption from sale of GovDocs	479
Redeemable noncontrolling interest portion of net (income)/loss	(55)
Accretion to estimated redemption value	(186)

Balance at December 31, 2010	$(1,182)

19. Share Repurchase Program
In accordance with the Company’s share repurchase program, the Company may repurchase, from time to time, up to $25.0 million of shares of Common Stock in the open market, in privately negotiated transactions or pursuant to trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act. Since commencement of this program, the Company has repurchased a total of 2,440,400 shares of Common Stock at an average purchase price of $4.89 per share. The Company did not make any repurchases of Common Stock during the year ended December 31, 2010. During the years ended December 31, 2009 and 2008, the Company repurchased 492,282 shares and 1,948,158 shares, respectively, of its Common Stock. These shares were repurchased at an average stock price of $5.45 per share and $4.75 per share in 2009 and 2008, respectively. All repurchases are reflected in “Treasury stock, at cost” as a reduction of Stockholders’ Equity on the Company’s Consolidated Balance Sheets in the relevant periods.
20. Related Parties
The Company provides strategic and operational support to its partner companies in the normal course of its business. The Company’s employees and consultants generally provide these services. The costs related to employees are paid by the Company and are reflected by the Company in general and administrative expenses. Non-management members of the Company’s Board of Directors are compensated with cash and equity grants in the Company that are accounted for in accordance with guidance for equity-based payment compensation.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
21. Selected Quarterly Financial Information (Unaudited)
The following table sets forth selected quarterly consolidated financial information for the years ended December 31, 2010 and 2009. The operating results for any given quarter are not necessarily indicative of results for any future period.

	Fiscal 2010 Quarter Ended				Fiscal 2009 Quarter Ended
	Mar.31	Jun.30	Sep.30	Dec.31	Mar.31	Jun.30	Sep.30	Dec.31
	(in thousands, except per share data)
Revenue	$25,755	$26,657	$30,222	$33,076	$21,652	$22,077	$22,572	$23,951
Operating Expenses
Cost of revenue	16,682	17,643	18,056	18,669	13,205	14,598	14,402	14,715
Selling, general & administrative	10,434	10,788	9,989	10,995	9,216	9,158	8,347	7,857
Research and development	2,424	2,645	2,729	2,846	2,648	2,592	2,178	1,597
Amortization of intangible assets	339	339	342	337	77	77	51	—
Impairment related and other	72	96	1,004	10	30	3,790	1,244	128

Total operating expenses	29,951	31,511	32,120	32,857	25,176	30,215	26,222	24,297

Operating income (loss)	(4,196)	(4,854)	(1,898)	219	(3,524)	(8,138)	(3,650)	(346)
Other income (loss), net	40,296	24,627	9,196	28	(2,247)	3,246	10,226	5,353
Interest income	61	138	56	75	142	98	98	108
Interest expense	(44)	(25)	(123)	(174)	(84)	(73)	(49)	(10)

Income (loss) before income taxes, equity loss, discontinued operations and noncontrolling interest	36,117	19,886	7,231	148	(5,713)	(4,867)	6,625	5,105
Income tax (expense) benefit	(616)	411	(2,860)	2,811	53	(421)	(516)	40,394
Equity loss	(6,335)	(4,580)	(2,952)	(2,155)	(4,953)	(2,924)	(2,761)	(1,493)

Income (loss) from continuing operations	29,166	15,717	1,419	804	(10,613)	(8,212)	3,348	44,006

Income (loss) from discontinued operations, including gain on sale	(22)	223	601	—	—	—	—	—

Net income (loss)	29,144	15,940	2,020	804	(10,613)	(8,212)	3,348	44,006
Less: Net income attributable to the noncontrolling interest	373	179	229	538	392	337	277	11,989

Net income (loss) attributable to Internet Capital Group, Inc.	$28,771	$15,761	$1,791	$266	$(11,005)	$(8,549)	$3,071	$32,017

Amounts attributable to Internet Capital Group, Inc.:
Net income (loss) from continuing operations	$28,802	$15,570	$1,339	$266	$(11,005)	$(8,549)	$3,071	$32,017
Net income (loss) from discontinued operations	(31)	191	452	—	—	—	—	—

Net income (loss)	$28,771	$15,761	$1,791	$266	$(11,005)	$(8,549)	$3,071	$32,017

Basic income (loss) per share (1)
Income (loss) from continuing operations	$0.79	$0.43	$0.04	$0.01	$(0.30)	$(0.23)	$0.08	$0.87
Income (loss) from discontinued operations	—	—	0.01	—	—	—	—	—

Net income (loss) attributable to Internet Capital Group, Inc.	$0.79	$0.43	$0.05	$0.01	$(0.30)	$(0.23)	$0.08	$0.87

Shares used in computation of basic income (loss) per share (1)	36,305	36,346	36,368	36,684	36,676	36,666	36,676	36,623

Diluted income (loss) per share (1)
Income (loss) from continuing operations	$0.79	$0.42	$0.04	$0.01	$(0.30)	$(0.23)	$0.08	$0.87
Income (loss) from discontinued operations	—	0.01	0.01	—	—	—	—	—

Net income (loss) attributable to Internet Capital Group, Inc.	$0.79	$0.43	$0.05	$0.01	$(0.30)	$(0.23)	$0.08	$0.87

Shares used in computation of diluted income (loss) per share (1)	36,346	37,074	36,956	37,875	36,676	36,666	36,740	36,692

(1)	The sum of quarterly income (loss) per share differs from the full year amount due to changes in the number of shares outstanding during the year.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.

ITEM 9A.	Controls and Procedures
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
Management of Internet Capital Group, Inc. evaluated the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of its internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Board of Directors. Based on this assessment, as of December 31, 2010, the Company’s internal control over financial reporting was effective based on those criteria.
The Company’s independent registered public accounting firm, KPMG LLP, has audited the operating effectiveness of the Company’s internal control over financial reporting. KPMG LLP’s report on the operating effectiveness of the Company’s internal control over financial reporting appears below.
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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Internet Capital Group, Inc.:
We have audited Internet Capital Group, Inc. and subsidiaries (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Internet Capital Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Internet Capital Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Internet Capital Group, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in equity, comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 16, 2011 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Philadelphia, Pennsylvania
March 16, 2011

ITEM 9B.	Other Information
None.
PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance
We incorporate by reference the information contained under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Executive Officers” and “Corporate Governance” in our Definitive Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed within 120 days after the end of the year covered by this Report pursuant to Regulation 14A under the Exchange Act.
We have adopted a written code of business conduct and ethics, known as our Corporate Code of Conduct, which applies to all of our directors, officers and employees, including our principal executive officer and our principal financial and accounting officer. Our Corporate Code of Conduct is available on our internet website, www.icg.com. Any amendments to our Corporate Code of Conduct or waivers from the provisions of the Corporate Code of Conduct for our principal executive officer or our principal financial and accounting officer will be disclosed in accordance with applicable SEC and stock exchange rules.

ITEM 11.	Executive Compensation
We incorporate by reference the information contained under the caption “Executive Compensation” in our Definitive Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed within 120 days after the end of the year covered by this Report pursuant to Regulation 14A under the Exchange Act.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We incorporate by reference the information contained under the caption “Security Ownership of Certain Beneficial Owners and Directors and Officers” in our Definitive Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed within 120 days after the end of the year covered by this Report pursuant to Regulation 14A under the Exchange Act.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence
We incorporate by reference the information contained under the caption “Certain Relationships and Related Transactions” in our Definitive Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed within 120 days after the end of the year covered by this Report pursuant to Regulation 14A under the Exchange Act.

ITEM 14.	Principal Accountant Fees and Services
We incorporate by reference the information contained under the caption “Ratification of Appointment of Independent Registered Public Accountant” in our Definitive Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed within 120 days after the end of the year covered by this Report pursuant to Regulation 14A under the Exchange Act.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules
1. Consolidated Financial Statements
The Consolidated Financial Statements and related Notes thereto as set forth under Item 8 of this Report are incorporated herein by reference.
The audited financial statements of GoIndustry-DoveBid plc, which is accounted for under the equity method, were not available as of the date of this annual report on Form 10-K. In accordance with Rule 3-09 of Regulation S-X, we expect to file those financial statements by amendment to this Annual Report on Form 10-K within 180 days following the end of the Company’s fiscal year. The audited financial statements for GoIndustry-DoveBid plc, as of December 31, 2009 are included as Exhibit 99.3 to our Form 10-K Amendment No. 2 for the fiscal year ended December 31, 2009, which was filed on June 3, 2010.
2. Financial Statement Schedule
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Internet Capital Group, Inc.:
Under date of March 16, 2011, we reported on the consolidated balance sheets of Internet Capital Group, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in equity, comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. The consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits.
In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ KPMG LLP
Philadelphia, Pennsylvania
March 16, 2011

The following financial statement schedule of Internet Capital Group, Inc. for each of the years ended December 31, 2010, 2009 and 2008 should be read in conjunction with our Consolidated Financial Statements and related Notes thereto.
INTERNET CAPITAL GROUP, INC.
SCHEDULE II —VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2007, 2008 and 2009
(in thousands)

	Balance at the	Charged to		Charged to		Balance at the
	beginning of	costs and		Other		end of
	the year	expenses		accounts	Write-offs	the year
Allowance for Doubtful Accounts:
December 31, 2008	$44	$750	(a)	$—	$(73)	$721
December 31, 2009	$721	$(166	) (b)	$343	$(308)	$590
December 31, 2010	$590	$293		$(39)	$(128)	$716

(a)	Reserve of $411 was established upon acquisition of consolidated core company during 2008.

(b)	Reserve of $79 was established upon acquisition of consolidated core company during 2009; reserve of $92 was eliminated upon sale of subsidiary assets during 2009.

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

10.1
Internet Capital Group, Inc. Amended and Restated 1999 Equity Compensation Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed March 5, 2007 (File No. 001-16249)).*

10.2
Internet Capital Group, Inc. Third Amended and Restated 2005 Omnibus Equity Compensation Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement relative to the Company’s 2010 Annual Meeting of Stockholders, filed April 28, 2010).*

10.3	ICG Amended and Restated Non-Management Director Compensation Plan (filed herewith).*

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

Exhibit Number	Document
10.6	Internet Capital Group 2010 Performance Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed March 3, 2010 (File No. 001-16249)).*

10.7	Internet Capital Group 2011 Performance Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 14, 2011 (File No. 001-16249)).*

10.8
Form of Internet Capital Group, Inc. Restricted Stock Grant Without Performance Acceleration (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 16, 2005 (File No. 001-16249)).*

10.9
Form of Internet Capital Group, Inc. Non-Management Director Restricted Stock Grant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed March 14, 2011 (File No. 001-16249)).*

10.10
Form of Internet Capital Group, Inc. Restricted Stock Grant With Performance Acceleration (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 16, 2005 (File No. 001-16249)).*

10.11
Form of Internet Capital Group, Inc. Stock Option Grant Without Performance Acceleration (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 16, 2005 (File No. 001-16249)).*

10.12
Form of Internet Capital Group, Inc. Stock Option Grant With Performance Acceleration (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 16, 2005 (File No. 001-16249)).*

10.13
Form of Internet Capital Group, Inc. Non-Employee Director Initial Stock Option Grant (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 16, 2005 (File No. 001-16249)).*

10.14
Form of Internet Capital Group, Inc. Non-Employee Director Annual Stock Option Grant (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 16, 2005 (File No. 001-16249)).*

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

10.17.1
Employment Agreement, dated February 28, 2007, by and among Internet Capital Group Operations, Inc., Internet Capital Group, Inc. and Walter W. Buckley, III (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 5, 2007 (File No. 001-16249)).*

10.17.2
Amendment 2008-1 to the Employment Agreement, dated as of December 18, 2008, by and between Internet Capital Group Operations, Inc. and Walter W. Buckley, III (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed December 18, 2008 (File No. 001-16249)).*

Exhibit Number	Document
10.17.3
Amendment 2010-1 to the Employment Agreement, dated as of June 18, 2010, by and between Internet Capital Group Operations, Inc. and Walter W. Buckley, III (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed June 24, 2010 (File No. 001-16249)).*

10.18.1
Letter Agreement, dated December 18, 2008, by and between Internet Capital Group and R. Kirk Morgan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed December 18, 2008 (File No. 001-16249)).*

10.18.2
Letter Agreement, dated June 18, 2010, by and between Internet Capital Group and R. Kirk Morgan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed June 24, 2010 (File No. 001-16249)).*

10.19.1
Employment Agreement, dated April 18, 2007, by and between Internet Capital Group and Douglas A. Alexander (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 18, 2007 (File No. 001-16249)).*

10.19.2
Amendment 2008-1 to the Employment Agreement, dated as of December 18, 2008, by and between Internet Capital Group Operations, Inc. and Douglas A. Alexander (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed December 18, 2008 (File No. 001-16249)).*

10.19.3
Amendment 2010-1 to the Employment Agreement, dated as of June 18, 2010, by and between Internet Capital Group Operations, Inc. and Douglas A. Alexander (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed June 24, 2010 (File No. 001-16249)).*

10.20	Form of Restrictive Covenant Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed July 28, 2005 (File No. 001-16249)).*

10.21.1
Amended and Restated Letter of Credit Agreement, dated as of December 18, 2009, by and between Comerica Bank, Internet Capital Group, Inc., ICG Holdings, Inc. and Internet Capital Group Operations, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 22, 2009 (File No. 001-16249)).

10.21.2
Amendment to Amended and Restated Letter of Credit Agreement, dated as of December 17, 2010, by and between Comerica Bank, Internet Capital Group, Inc., ICG Holdings, Inc. and Internet Capital Group Operations, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 21, 2010 (File No. 001-16249)).

10.22.1
Agreement of Lease, dated June 30, 2003, between FV Office Partners, L.P. and Internet Capital Group Operations, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed August 14, 2003 (File No. 001-16249)).

10.22.2
First Amendment to Lease, dated November 20, 2003, between FV Office Partners, L.P. and Internet Capital Group Operations, Inc. (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004 (File No. 001-16249)).

Exhibit Number	Document
10.22.3
Second Amendment to Lease, dated August 21, 2006, by and between Chesterbrook Partners, L.P. (as successor-in-interest to FV Office Partners, L.P.) and Internet Capital Group Operations, Inc. (incorporated by reference to Exhibit 10.33.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed March 16, 2007 (File No. 001-16249)).

10.23
Form of Agreement of Limited Partnership for Internet Capital Group, Inc. Carried Interest Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current report on Form 8-K, filed December 13, 2007 (File No. 001-16249)).*

10.24	Form of Limited Partnership Interest Grant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed December 13, 2007 (File No. 001-16249)).*

10.25	Internet Capital Group, Inc. Compensation Clawback Policy (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 16, 2010 (File No. 001-16249)).

10.26
Stock Purchase Agreement dated May 5, 2010 by and between ICG Holdings, Inc, and ICGC Holdings, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 6, 2010 (File No. 001-16249)).

11.1
Statement Regarding Computation of Per Share Earnings (included herein at Note 2-“Significant Accounting Policies” in the subsection “Net Income (Loss) Per Share” to the Consolidated Financial Statements and Note 17-“Net Income (Loss) Per Share” to the Consolidated Financial Statements).

14.1	Internet Capital Group Corporate Code of Conduct (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed March 4, 2009 (File No. 001-16249)).

21.1	Subsidiaries of Internet Capital Group, Inc. (filed herewith).

23.1	Consent of KPMG LLP (filed herewith).

23.2	Consent of Grant Thornton LLP/Metastorm Inc. (filed herewith).

23.3	Consent of KPMG LLP (filed herewith).

31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	Consolidated Financial Statements of Metastorm Inc. (filed herewith).

99.2	Consolidated Financial Statements of StarCite, Inc. (filed herewith).

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Security Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2011	INTERNET CAPITAL GROUP, INC.
	By:	/s/ R. KIRK MORGAN
		Name:	R. Kirk Morgan
		Title:	Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated, and on the date set forth above.

Signature	Title

/s/WALTER W. BUCKLEY, III	Chief Executive Officer and Chairman of the Board
Walter W. Buckley, III	of Directors (Principal Executive Officer)

/s/R. KIRK MORGAN R. Kirk Morgan	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/DAVID J. BERKMAN	Director
David J. Berkman

/s/THOMAS A. DECKER	Director
Thomas A. Decker

/s/DAVID K. DOWNES	Director
David K. Downes

/s/THOMAS P. GERRITY	Director
Thomas P. Gerrity

/s/MICHAEL J. HAGAN	Director
Michael J. Hagan

/s/PETER K. MILLER	Director
Peter K. Miller

/s/WARREN V. MUSSER	Director
Warren V. Musser

/s/PHILIP J. RINGO	Director
Philip J. Ringo