Form 10-Q
period 2011-03-31
INTERNET CAPITAL GROUP INC
filed 2011-05-09
CIK 1085621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2011.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Company’s Common Stock, $0.001 par value per share, outstanding as of May 2, 2011 was 37,085,074 shares.

INTERNET CAPITAL GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
Our Internet website address is www.icg.com. Unless this Quarterly Report on Form 10-Q (this “Report”) explicitly states otherwise, neither the information on our website, nor the information on the website of any of the companies in which we hold convertible debt or equity ownership interests (these companies are hereinafter referred to as “our companies” or “ICG’s companies”), is incorporated by reference into this Report.
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
The public may read and copy any of the reports that are filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Forward-Looking Statements
Forward-looking statements made with respect to our financial condition, results of operations and business in this Report, and those made from time to time by us through our senior management, are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on our current expectations and projections about future events but are subject to known and unknown risks, uncertainties and assumptions about us and our companies that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.
Factors that could cause our actual results, levels of activity, performance or achievements to differ materially from those anticipated in forward-looking statements include, but are not limited to:
•	economic conditions generally;
•	capital spending by our companies’ customers;
•	our companies’ collective ability to compete successfully against their respective competitors;
•	developments in the respective markets in which our companies operate and our companies’ collective ability to respond to such changes in a timely and effective manner;
•	our and our companies’ collective ability to retain key personnel;
•	our ability to deploy capital effectively and on acceptable terms;
•	our ability to successfully integrate any acquired businesses, and any other difficulties related to the acquisition of businesses;
•	the impact of any potential acquisitions, dispositions or other strategic transactions, which may impact our operations, financial condition, capitalization or indebtedness;
•	our ability to maximize value in connection with divestitures; and
•	our ability to have continued access to capital and to manage capital resources effectively.
In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue” or the negative of such terms or other similar expressions. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this Report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Report might not occur. For a more detailed discussion of some of the foregoing risks and uncertainties, see Item 1A — “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, as well as other reports and registration statements filed by us with the SEC.

PART I — FINANCIAL INFORMATION
Our Companies
The results of operations of our companies are reported within two segments: the “core” reporting segment and the “venture” reporting segment. Our core reporting segment includes the companies in which our management takes a very active role in providing strategic direction and management assistance. We own majority controlling equity positions in (and therefore consolidate the financial results of) three of these core companies, which we call our “consolidated core companies.” We generally own substantial minority equity positions (i.e., the largest equity positions) in our other core companies, which we call our “equity core companies.” We expect to devote relatively large initial amounts of capital to acquire stakes in core companies, particularly consolidated core companies, since any such acquisition would entail the deployment of cash and/or the issuance of ICG stock to purchase a large equity stake in a target with relatively strong financial characteristics and growth potential.
Our venture reporting segment includes companies (our “venture companies”) to which we generally devote less capital than we do to our core companies and, therefore, in which we hold relatively smaller ownership stakes than we do in our core companies. As a result, we generally have less influence over the strategic direction and management decisions of our venture companies than we do over those of our core companies.
At March 31, 2011, our consolidated core companies consisted of:
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
At March 31, 2011, our equity core companies consisted of:
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
At March 31, 2011, our venture companies consisted of:
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

Item 1.	Financial Statements
INTERNET CAPITAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
	(in thousands, except per share data)
Assets
Current Assets
Cash and cash equivalents	$133,557	$92,438
Restricted cash	168	201
Accounts receivable, net of allowance ($719-2011;$716-2010)	27,419	25,832
Deferred tax assets	6,793	4,830
Income tax receivable	—	6,314
Prepaid expenses and other current assets	2,512	2,528

Total current assets	170,449	132,143
Fixed assets, net of accumulated depreciation and amortization ($14,801-2011; $14,009-2010)	6,000	5,991
Ownership interests	53,986	83,829
Goodwill	20,317	20,317
Intangibles, net	13,495	13,832
Deferred tax assets	18,592	22,973
Other assets, net	4,765	1,904

Total Assets	$287,604	$280,989

Liabilities
Current Liabilities
Current maturities of long-term debt	$5,328	$4,623
Accounts payable	1,875	1,973
Accrued expenses	2,810	2,777
Accrued compensation and benefits	6,227	15,327
Deferred revenue	10,036	10,293

Total current liabilities	26,276	34,993
Long-term debt	13,693	15,458
Deferred revenue	—	60
Other liabilities	808	867

Total Liabilities	40,777	51,378

Redeemable noncontrolling interest (Note 15)	1,229	1,182

Equity
Internet Capital Group, Inc.’s Stockholders’ Equity
Preferred Stock, $0.01 par value; 10,000 shares authorized, none issued or outstanding	—	—
Common Stock, $0.001 par value; 2,000,000 shares authorized, 39,521 shares (2011) and 39,439 shares (2010) issued	40	39
Additional paid-in capital	3,541,462	3,541,044
Treasury Stock, at cost, 2,440 shares (2011) and 2,440 shares (2010)	(12,031)	(12,031)
Accumulated deficit	(3,289,409)	(3,305,299)
Accumulated other comprehensive income	34	54

Total Internet Capital Group, Inc.’s Stockholders’ Equity	240,096	223,807
Noncontrolling Interest	5,502	4,622

Total Equity	245,598	228,429

Total Liabilities and Equity	$287,604	$280,989

See accompanying Notes to Consolidated Financial Statements.

INTERNET CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2011	2010
	(in thousands, except per share data)

Revenues	$33,954	$25,755

Operating expenses
Cost of revenue	20,990	16,682
Selling, general and administrative	11,587	10,434
Research and development	3,129	2,424
Amortization of intangible assets	337	339
Impairment related and other	37	72

Total operating expenses	36,080	29,951

Operating income (loss)	(2,126)	(4,196)
Other income (loss), net	24,946	40,296
Interest income	84	61
Interest expense	(146)	(44)

Income (loss) from continuing operations before income taxes, equity loss and noncontrolling interest	22,758	36,117
Income tax (expense) benefit	(2,940)	(616)
Equity loss	(3,576)	(6,335)

Income (loss) from continuing operations	16,242	29,166
Income (loss) from discontinued operations	—	(22)

Net income (loss)	16,242	29,144
Less: Net income attributable to the noncontrolling interest	352	373

Net income (loss) attributable to Internet Capital Group, Inc.	$15,890	$28,771

Amounts attributable to Internet Capital Group, Inc.:
Net income (loss) from continuing operations	$15,890	$28,802
Net income (loss) from discontinued operations	—	(31)

Net income (loss)	$15,890	$28,771

Basic income (loss) per share attributable to Internet Capital Group, Inc.:
Income (loss) from continuing operations	$0.43	$0.79
Income (loss) from discontinued operations	—	—

Net income (loss)	$0.43	$0.79

Shares used in computation of basic income (loss) per share	36,944	36,305

Diluted income (loss) per share attributable to Internet Capital Group, Inc.:
Income (loss) from continuing operations	$0.42	$0.79
Income (loss) from discontinued operations	—	—

Net income (loss)	$0.42	$0.79

Shares used in computation of diluted income (loss) per share	37,991	36,346

See accompanying Notes to Consolidated Financial Statements.

INTERNET CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Internet Capital Group, Inc. Stockholders’ Equity
							Accumulated
			Treasury Stock,		Additional		Other	Non-
	Common Stock		at cost		Paid-In	Accumulated	Comprehensive	controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interest	Total
					(in thousands)

Balance as of December 31, 2009	38,796	$39	(2,440)	$(12,031)	$3,573,347	$(3,351,888)	$71,198	$21,077	$301,742
Equity-based compensation related to stock appreciation rights and stock options	—	—	—	—	514	—	—	—	514
Equity-based compensation expense related to deferred stock units	—	—	—	—	46	—	—	—	46
Equity-based compensation expense related to restricted stock	—	—	—	—	38	—	—	—	38
Issuance of deferred stock units to directors	43	—	—	—	50	—	—	—	50
Issuance of restricted stock	25	—	—	—	—	—	—	—	—
Impact of redeemable noncontrolling interest accretion	—	—	—	—	(61)	—	—	—	(61)
Impact of subsidiary equity transactions	—	—	—	—	359	—	—	(105)	254
Noncontrolling owners share of AOCI of consolidated subsidiary	—	—	—	—	—	—	37	(37)	—
Net unrealized depreciation in marketable securities and reclassification adjustments	—	—	—	—	—	—	(37,717)	—	(37,717)
Net income (loss)	—	—	—	—	—	28,771	—	400	29,171

Balance as of March 31, 2010	38,864	$39	(2,440)	$(12,031)	$3,574,293	$(3,323,117)	$33,518	$21,335	$294,037

Balance as of December 31, 2010	39,439	$39	(2,440)	$(12,031)	$3,541,044	$(3,305,299)	$54	$4,622	$228,429
Equity-based compensation related to stock appreciation rights and stock options	—	—	—	—	508	—	—	—	508
Equity-based compensation expense related to deferred stock units	—	—	—	—	85	—	—	—	85
Equity-based compensation expense related to restricted stock	—	—	—	—	35	—	—	—	35
Issuance of deferred stock units to directors	63	—	—	—	49	—	—	—	49
Exercise of stock appreciation rights and stock options, net of surrenders	19	1	—	—	(133)	—	—	—	(132)
Impact of redeemable noncontrolling interest accretion	—	—	—	—	(101)	—	—	—	(101)
Impact of subsidiary equity transactions	—	—	—	—	(25)	—	—	452	427
Noncontrolling owners share of AOCI of consolidated subsidiary	—	—	—	—	—	—	(20)	20	—
Net income (loss)	—	—	—	—	—	15,890	—	408	16,298

Balance as of March 31, 2011	39,521	$40	(2,440)	$(12,031)	$3,541,462	$(3,289,409)	$34	$5,502	$245,598

See accompanying Notes to Consolidated Financial Statements.

INTERNET CAPITAL GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2011	2010
	(in thousands)
Operating Activities — continuing operations
Net income (loss)	$16,242	$29,144
(Income) loss from discontinued operations	—	22
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	1,126	890
Impairment related and other	37	72
Equity-based compensation	734	737
Equity loss	3,576	6,335
Other (income) loss	(24,946)	(40,296)
Deferred income taxes	2,696	606
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(1,673)	(774)
Tax receivable	6,314	—
Prepaid expenses and other assets	(186)	(52)
Accounts payable	(4)	66
Accrued expenses	150	324
Accrued compensation and benefits	(9,100)	(7,980)
Deferred revenue	(293)	402
Other liabilities	(59)	94

Cash flows provided by (used in) operating activities	(5,386)	(10,410)
Investing Activities — continuing operations
Capital expenditures, net	(777)	(1,134)
Advanced deposits for acquisition of fixed assets	31	—
Change in restricted cash	37	(24)
Proceeds from sales of marketable securities	—	41,027
Proceeds from sales of ownership interests	51,347	102
Ownership acquisitions	(3,026)	—

Cash flows provided by (used in) investing activities	47,612	39,971
Financing Activities — continuing operations
Long-term debt and capital lease obligations, net	(1,053)	(277)
Tax withholdings related to equity-based awards	(134)	—
Cash received for stock option exercises	2	—
Other financing activities	(16)	14

Cash flows provided by (used in) financing activities	(1,201)	(263)
Effect of exchange rates on cash	94	(115)
Discontinued Operations
Cash flows provided by (used in) operating activities	—	55
Cash flows provided by (used in) investing activities	—	(3)
Cash flows provided by (used in) financing activities	—	—

Net increase (decrease) in cash and cash equivalents from discontinued operations	—	52

Net increase (decrease) in cash and cash equivalents	41,119	29,235
Cash and cash equivalents at beginning of period	92,438	55,481

Cash and cash equivalents at the end of period	$133,557	$84,716

See accompanying Notes to Consolidated Financial Statements.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. The Company
Description of the Company
Internet Capital Group, Inc. (together with its subsidiaries, “ICG”) acquires and builds SaaS and technology-enabled business process outsourcing (BPO) companies that improve the productivity and efficiency of their business customers. Founded in 1996, ICG devotes its expertise and capital to maximizing the success of these companies.
2. Significant Accounting Policies
Basis of Presentation
The Consolidated Financial Statements contained herein (the “Consolidated Financial Statements”) include the accounts of Internet Capital Group, Inc. and its wholly-owned and wholly-controlled subsidiaries. The Consolidated Financial Statements also include the financial position and results of operations of Internet Capital Group, Inc.’s majority-owned subsidiaries. The Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010 include the financial position of GovDelivery, ICG Commerce and InvestorForce. The Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010 include the results of GovDelivery, ICG Commerce and InvestorForce. The Consolidated Financial Statements are unaudited and, in the opinion of management, include all adjustments consisting only of normal and recurring adjustments necessary for a fair presentation of the results for these interim periods. The Consolidated Financial Statements should be read in connection with the consolidated financial statements and notes thereto included in ICG’s Annual Report on Form 10-K for the year ended December 31, 2010. Results of operations for the three-month period ended March 31, 2011 are not necessarily indicative of the results of operations expected for the full year.
Principles of Accounting for Ownership Interests
The various interests that ICG acquires in its companies are accounted for using one of three methods: the consolidation method, the equity method and the cost method. The applicable accounting method is generally determined based on ICG’s voting interest in a company.
Consolidation. Companies in which ICG directly or indirectly owns more than 50% of the outstanding voting securities, and for which other stockholders do not possess the right to affect significant management decisions, are generally accounted for under the consolidation method of accounting. Under this method, a subsidiary’s balance sheet and results of operations are reflected within ICG’s Consolidated Financial Statements, and all significant intercompany accounts and transactions have been eliminated. Participation of other stockholders in the net assets and in the earnings or losses of a consolidated subsidiary is reflected in the caption “Noncontrolling Interest” in ICG’s Consolidated Balance Sheets and Statements of Operations. Noncontrolling interest adjusts ICG’s consolidated results of operations to reflect only ICG’s share of the earnings or losses of the consolidated subsidiary. The results of operations and cash flows of a consolidated subsidiary are generally included through the latest interim period in which ICG owned a greater than 50% direct or indirect voting interest for the entire interim period or otherwise exercised control over the company. Upon a reduction of ICG’s ownership interest to below 50% of the outstanding voting securities, the accounting method is generally adjusted to the equity or cost method of accounting, as appropriate, for subsequent periods.
Equity-based compensation activity at ICG’s consolidated subsidiaries may result in changes to ICG’s equity ownership of these companies. This activity typically results in adjustments to ICG’s carrying value of the relevant consolidated company and ICG’s additional paid-in capital. Any such activity is included in the line item, “Impact of subsidiary equity transactions” in ICG’s Consolidated Statements of Changes in Equity in the relevant period.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. Significant Accounting Policies — (Continued)
Equity Method. Companies that are not consolidated, but over which ICG exercises significant influence, are accounted for under the equity method of accounting (“equity method companies”). Whether or not ICG exercises significant influence with respect to a company depends on an evaluation of several factors, including, among others, representation on the company’s board of directors and equity ownership level, which is generally between a 20% and a 50% interest in the voting securities of an equity method company, as well as voting rights associated with ICG’s holdings in common stock, preferred stock and other convertible instruments in that company. Under the equity method of accounting, a company’s accounts are not reflected in ICG’s Consolidated Balance Sheets and Statements of Operations. ICG’s share of the earnings or losses of the company, as well as any adjustments resulting from prior period finalizations of equity income/losses, are reflected in the caption “Equity loss” in ICG’s Consolidated Statements of Operations. For the three months ended March 31, 2011, those prior period finalizations are not material. The carrying values of ICG’s equity method companies are reflected in “Ownership interests” in ICG’s Consolidated Balance Sheets.
When ICG’s carrying value in an equity method company is reduced to zero, no further losses are recorded in ICG’s Consolidated Financial Statements, unless ICG has guaranteed obligations of the equity method company or has committed to additional funding. When the equity method company subsequently reports income, ICG will not record its share of such income until it equals the amount of its share of losses not previously recognized.
Cost Method. Companies not accounted for under either the consolidation method or equity method of accounting are accounted for under the cost method of accounting (“cost method companies”). ICG’s share of the earnings or losses of cost method companies is not included in ICG’s Consolidated Balance Sheets or Consolidated Statements of Operations. However, impairment charges related to cost method companies are recognized in ICG’s Consolidated Statements of Operations. If circumstances suggest that the value of a cost method company has subsequently recovered, such recovery is not recorded.
When a cost method company qualifies for use of the equity method, ICG’s interest is adjusted retroactively for its share of the past results of its operations. Therefore, prior losses could significantly decrease ICG’s carrying value balance at the time of any such retroactive adjustment.
ICG initially records its carrying value in companies accounted for under the cost method at cost, unless the equity securities of a cost method company have readily determinable fair values based on quoted market prices, in which case these interests are valued at fair value and classified as marketable securities or some other classification in accordance with guidance for ownership interests in debt and equity securities.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. These estimates include evaluation of ICG’s convertible debt and equity holdings in companies, holdings in marketable securities, asset impairment, revenue recognition, income taxes and commitments and contingencies. These estimates and assumptions are based on management’s best judgments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, such as the current economic environment, that management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. Volatile equity markets and reductions in information technology spending have combined to increase the uncertainty inherent in such estimates and assumptions. It is reasonably possible that ICG’s accounting estimates with respect to the ultimate recoverability of ICG’s ownership interests in convertible debt and equity holdings, goodwill and the useful life of intangible assets could change in the near term and that the effect of such changes on ICG’s consolidated financial statements could be material. Management believes the recorded amounts of ownership interests, goodwill, intangible assets and other assets are not impaired at March 31, 2011.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. Significant Accounting Policies — (Continued)
Ownership Interests, Goodwill, Intangibles, net and Other Assets, net
ICG evaluates its carrying value in companies accounted for under the equity and cost methods of accounting continuously to determine whether an other than temporary decline in the fair value of any such company exists and should be recognized. In order to make this determination, ICG considers the achievement of business plan objectives and milestones, the fair value of each ownership interest in those companies (which, in the case of any company listed on a public stock exchange, is the quoted stock price of the relevant ownership interest), the financial condition and prospects of each of those companies, and other relevant factors. The business plan objectives and milestones ICG considers include, among others, those related to financial performance, such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature, such as obtaining key business partnerships or the hiring of key employees. Impairment charges are determined by comparing ICG’s carrying value of a company with its estimated fair value. Fair value is determined by using a combination of estimating the cash flows related to the relevant asset, including estimated proceeds on disposition, and an analysis of market price multiples of companies engaged in lines of business similar to the company being evaluated. ICG concluded that the carrying value of its equity and cost method companies was not impaired as of March 31, 2011. During the three months ended March 31, 2010, ICG recorded an impairment charge in the amount of $2.9 million related to a decline in the fair value of its equity holdings in GoIndustry that ICG believed was other than temporary. See Note 5, “Ownership Interests.”
ICG tests goodwill for impairment annually during the fourth quarter of each year, or more frequently as conditions warrant, and intangible assets when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. ICG concluded that its goodwill and net intangible assets were not impaired as of March 31, 2011 or December 31, 2010. See Note 3, “Goodwill and Intangibles, net.”
Revenue Recognition
During the three months ended March 31, 2011 and 2010, ICG’s consolidated revenues were attributable to ICG Commerce, GovDelivery and InvestorForce.
ICG Commerce generates revenue from strategic sourcing and procurement outsourcing services. Procurement outsourcing services generally include a combination of services and technology designed to help companies achieve unit cost savings and process efficiencies. ICG Commerce earns fees for implementation services, start-up services, content and category management (which may include sourcing as described below), hosting fees, buying center management fees, and certain transaction fees. ICG Commerce estimates the total contract value under these arrangements and generally recognizes revenue under these arrangements, excluding transaction fees and gain-share fees, on a straight-line basis over the term of the contract, which approximates the life of the customer relationship. Additionally, performance-based fees are deferred until the contingency is achieved or it is determined from existing data and past experience that the savings will be achieved and then generally recognized on a straight-line basis over the life of the contract, which approximates the life of the customer relationship. Sourcing programs are engagements in which ICG Commerce negotiates prices from certain suppliers on behalf of its customers in certain categories in which ICG Commerce has sourcing expertise. Under sourcing programs, either the customer pays a fixed fee or a gain-share amount for use of the negotiated rates. In fixed-fee sourcing arrangements, revenue is recognized on a proportional performance basis, provided that there is no uncertainty as to ICG Commerce’s ability to fulfill its obligations under the contract or other services that are to be rendered under the contract.
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

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. Significant Accounting Policies — (Continued)
InvestorForce generates revenue from license fees earned in connection with hosted services, setup fees and support and maintenance fees, as well as from professional services. Hosted services primarily consist of data aggregation, performance calculation, real-time analysis and automated production of performance reports for the institutional investment community. Generally, InvestorForce charges its clients minimum quarterly base fees for hosted services. These minimum fees are recognized on a pro rata basis over the service term. As the volume of client accounts increases, additional fees apply. These additional fees are recognized in the period in which account volumes exceed the contract minimum. Setup and support and maintenance fees are deferred and recognized ratably over the service term. Revenue for professional services, which consist of the creation of custom platform enhancements, is recognized when the platform is delivered to, and can be used by, the customer.
Concentration of Customer Base and Credit Risk
For the three months ended March 31, 2011, one customer of ICG Commerce represented approximately 10% of ICG’s consolidated revenue. For the three months ended March 31, 2010, two customers of ICG Commerce represented approximately 11% and 12%, respectively, of ICG’s consolidated revenue.
Reclassifications
Certain amounts in the prior-year financial statements have been reclassified to conform to the current presentation. The impact of these changes is not material and did not affect net income (loss).
Recent Accounting Pronouncements
In December 2010, the FASB issued accounting guidance related to the two-step approach for impairment testing of reporting units with zero or negative carrying amounts. This guidance requires companies to consider adverse qualitative factors, in addition to quantitative factors, in its assessment of whether the carrying amount of a reporting unit exceeds its fair value if it is more likely than not that a goodwill impairment exists for a reporting unit with a zero or negative carrying amount, and to determine whether goodwill has been impaired and calculate the amount of that impairment. This guidance is effective for ICG beginning on January 1, 2011 and did not impact the Consolidated Financial Statements.
In December 2010, the FASB issued accounting guidance related to reporting pro forma information for business combinations in the footnotes of a company’s financial statements, and requires that entities presenting comparative financial statements should disclose pro forma revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period and carry forward any related adjustments through the current reporting period. This guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination(s) included in the reported pro forma revenue and earnings. This guidance is effective for ICG beginning on January 1, 2011 and will be applied to any acquisitions that occur on or after that date. This guidance did not impact the Consolidated Financial Statements.
In October 2009, the FASB issued accounting guidance related to revenue recognition for transactions with multiple deliverables, which impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. This guidance became effective for ICG beginning on January 1, 2011 and did not impact the Consolidated Financial Statements.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. Significant Accounting Policies — (Continued)
In October 2009, the FASB issued accounting guidance related to certain revenue arrangements that include software elements, which amends the scope of pre-existing software revenue guidance. This guidance became effective for ICG beginning on January 1, 2011 and did not impact the Consolidated Financial Statements.
3. Goodwill and Intangibles, net
The following table summarizes the activity related to ICG’s goodwill (in thousands):

Goodwill at December 31, 2010	$20,317
Activity during the three months ended March 31, 2011	—

Goodwill at March 31, 2011	$20,317

As of March 31, 2011 and December 31, 2010, all of ICG’s goodwill was allocated to the core segment.
The following table summarizes ICG’s intangible assets from continuing operations (in thousands):

		As of March 31, 2011
		Gross Carrying
		Amount Related to	Accumulated	Net Carrying
Intangible Assets	Useful Life	Continuing Operations	Amortization	Amount
Customer relationships	11 years	$12,759	$(1,456)	$11,303
Trademarks/trade names	11 years	1,320	(150)	1,170
Technology	10 years	710	(88)	622

		14,789	(1,694)	13,095
Other intellectual property	Indefinite	400	—	400

		$15,189	$(1,694)	$13,495

		As of December 31, 2010
		Gross Carrying
		Amount Related to	Accumulated	Net Carrying
Intangible Assets	Useful Life	Continuing Operations	Amortization	Amount
Customer relationships	11 years	$12,759	$(1,166)	$11,593
Trademarks/trade names	11 years	1,320	(120)	1,200
Technology	10 years	710	(71)	639

		14,789	(1,357)	13,432
Other intellectual property	Indefinite	400	—	400

		$15,189	$(1,357)	$13,832

Amortization expense for intangible assets during each of the three months ended March 31, 2011 and 2010 was $0.3 million. ICG amortizes intangibles using the straight line method.
Remaining estimated amortization expense is as follows (in thousands):

2011 (remaining nine months)	$1,014
2012	1,351
2013	1,351
2014	1,351
2015	1,351
Thereafter	6,677

Remaining amortization expense	$13,095

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Goodwill and Intangibles, net — (Continued)
Impairments
ICG completes its annual impairment testing in the fourth quarter of each year, or more frequently as conditions warrant. There were no impairment charges related to goodwill or intangible assets associated with ICG’s consolidated subsidiaries during the three months ended March 31, 2011 and 2010.
4. Consolidated Core Companies
ICG acquired a combined additional 17% equity ownership interest in ICG Commerce through separate transactions in May and July 2010 for aggregate cash consideration of $49.7 million. Additionally, stock option exercises at ICG Commerce that occurred during 2010 slightly reduced ICG’s equity ownership interest in ICG Commerce. As a result of these transactions, ICG’s equity ownership interest in ICG Commerce increased from 64% as of March 31, 2010 to 80% as of March 31, 2011.
On August 31, 2010, GovDelivery completed the sale of its GovDocs subsidiary for aggregate consideration of $1.8 million, which consisted of a combination of cash ($0.7 million), the redemption of shares of GovDelivery’s Series AA Preferred Stock held by the purchaser (valued at $0.8 million) and a secured promissory note (for $0.3 million, which was repaid during the three months ended March 31, 2011). As a result of GovDelivery’s redemption of shares of its Series AA Preferred Stock in connection with the sale of GovDocs, ICG’s equity ownership interest in GovDelivery increased from 89% as of March 31, 2010 to 93% as of March 31, 2011.
The revenue and operating activities of GovDocs resulting in net income of $0.1 million have been removed from the line items in which they were reported in 2010 and the resulting net income is included in “Income (loss) from discontinued operations” on ICG’s Consolidated Statements of Operations for the three months ended March 31, 2010. To the extent it related to GovDocs, amortization expense associated with intangible assets and purchase price adjustments related to deferred revenue of $0.1 million have also been reclassified and are included in “Income (loss) from discontinued operations” on ICG’s Consolidated Statements of Operations for the three months ended March 31, 2010.
Restricted stock awards granted and stock repurchases at InvestorForce during 2010 reduced ICG’s equity ownership interest in InvestorForce from 80% as of March 31, 2010 to 78% as of March 31, 2011.
Revenue, net income (loss) attributable to Internet Capital Group, Inc. and net income (loss) per diluted share attributable to Internet Capital Group, Inc. would have been $25.8 million, $29.0 million and $0.80 per share, respectively, for the three months ended March 31, 2010, had ICG owned 80%, 93% and 78% of ICG Commerce, GovDelivery (excluding GovDocs), and InvestorForce, respectively, during that period.
5. Ownership Interests
Equity Method Companies
The following unaudited summarized financial information relates to ICG’s core and venture companies accounted for under the equity method of accounting as of March 31, 2011 and December 31, 2010, and for the three months ended March 31, 2011 and 2010, and has been compiled from the financial statements of those core and venture companies.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5. Ownership Interests — (Continued)
Balance Sheets (Unaudited)

	March 31, 2011 (1)	December 31, 2010 (2)
	(in thousands)
Cash and cash equivalents	$30,102	$53,895
Other current assets	37,431	62,145
Non-current assets	102,953	148,257

Total assets	$170,486	$264,297

Current liabilities	$79,719	$118,260
Non-current liabilities	13,009	14,415
Long-term debt	14,397	16,174
Stockholders’ equity	63,361	115,448

Total liabilities and stockholders’ equity	$170,486	$264,297

Total carrying value	$53,986	$83,829

(1)	Includes (ICG voting ownership): Acquirgy (25%), Channel Intelligence (50%), ClickEquations (33%), Freeborders (31%), GoIndustry (26%), SeaPass (26%), StarCite (36%) and WhiteFence (36%).

(2)
Includes (ICG voting ownership): Acquirgy (25%), Channel Intelligence (50%), ClickEquations (33%), Freeborders (31%), GoIndustry (26%), Metastorm Inc. (“Metastorm”) (33%), SeaPass (26%), StarCite (36%) and WhiteFence (36%).

As of March 31, 2011, ICG’s aggregate carrying value in its equity method companies exceeded ICG’s share of the net assets of those companies by approximately $33.5 million. Of this excess, $22.7 million has been allocated to goodwill, which is not amortized, and $10.8 million has been allocated to intangibles, which are generally being amortized over three to seven years. As of December 31, 2010, this excess was $47.9 million, $36.5 million of which was allocated to goodwill, and $11.4 million of which was allocated to intangibles. Amortization expense of $0.6 million and $0.7 million associated with these intangibles for the three months ended March 31, 2011 and 2010, respectively, is included in the table below in the line item “Amortization of intangible assets” and is included in “Equity loss” on ICG’s Consolidated Statements of Operations.
Results of Operations (Unaudited)

	Three Months Ended March 31,
	2011 (1)	2010 (2)
	(in thousands)
Revenue	$50,141	$56,574

Net income (loss)	$(9,824)	$(8,659)

Equity income (loss) excluding impairments and amortization of intangible assets	$(2,990)	$(2,714)
Impairment charge of GoIndustry	—	(2,914)
Amortization of intangible assets	(586)	(707)

Total equity income (loss)	$(3,576)	$(6,335)

(1)	Includes Acquirgy, Channel Intelligence, ClickEquations, Freeborders, GoIndustry, Metastorm (to February 17, 2011, the date of disposition), SeaPass, StarCite and WhiteFence.

(2)	Includes Acquirgy, Channel Intelligence, ClickEquations, Freeborders, GoIndustry, Metastorm, SeaPass, StarCite and WhiteFence.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5. Ownership Interests — (Continued)
Impairments — Equity Companies
ICG performs ongoing business reviews of its equity and cost method companies to determine whether ICG’s carrying value in these companies is impaired. ICG determined its carrying value in its equity and cost method companies was not impaired during the three months ended March 31, 2011. During the three months ended March 31, 2010, ICG recorded impairment charges of $2.9 million to reduce its basis in GoIndustry as a result of declines in the fair value of ICG’s equity holdings in that equity method venture company during the relative period. The carrying value of ICG’s ownership interest in GoIndustry was $1.5 million and $2.3 million as of March 31, 2011 and December 31, 2010, respectively. The fair value of ICG’s equity holdings in GoIndustry was $5.4 million and $3.5 million as of March 31, 2011 and December 31, 2010, based upon the per share closing price for GoIndustry’s common stock on those respective dates.
Other Equity Company Information
On February 17, 2011, the sale of Metastorm, an equity core company, to Open Text Corporation was consummated. ICG’s portion of the proceeds was $53.0 million; $51.3 million of these proceeds were received at closing on February 17, 2011. The remainder was placed in escrow in connection with a customary indemnification holdback. As a result of this transaction, ICG recorded a gain of $24.9 million during the three months ended March 31, 2011 that is included in “Other income (loss)” on ICG’s Consolidated Statements of Operations. ICG will record a gain in the amount of the escrowed proceeds received, if any, in the period in which ICG is entitled to receive such proceeds, the amount is fixed or determinable and realization is assured.
Other
ICG’s carrying value of its holdings in cost method companies was $4.2 million and $1.3 million as of March 31, 2011 and December 31, 2010, respectively. These amounts are reflected in “Other assets, net” on ICG’s Consolidated Balance Sheets in the relevant period.
ICG owns approximately 9% of Anthem Ventures Fund, L.P. (formerly eColony, Inc.) and Anthem Ventures Annex Fund, L.P. (collectively, “Anthem”), which invest in technology companies. Anthem was acquired by ICG in 2000. ICG currently has no carrying value in Anthem. Accordingly, the receipt of distributions from Anthem, if any, by ICG would result in a gain at the time ICG receives those distributions.
During the three months ended March 31, 2010, ICG also held shares of ICE common stock; all of these shares were both obtained and sold during that three-month period. See Note 11, “Other Income (Loss).”
Escrow Information
As of March 31, 2011, ICG had 13,069 outstanding shares of Intercontinental Exchange, Inc. (“ICE”) common stock remaining in escrow; the stock was valued at $1.6 million based on the March 31, 2011 closing stock price of ICE’s common stock. Additionally, ICG had outstanding aggregate cash proceeds, subject to ongoing indemnity claims, of $2.8 million associated with escrowed proceeds from sales of former equity method companies, including escrowed proceeds related to the Metastorm sale. The release of additional escrowed proceeds, if any, to ICG would result in additional gains at the time ICG is entitled to such proceeds, the amount is fixed or determinable and realization is assured, which events are anticipated to occur at various times between May 2011 and August 2012.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6. Financial Instruments
Derivative Financial Instruments
During the three months ended March 31, 2011 and 2010, ICG Commerce utilized average rate currency options with quarterly expirations to mitigate the risk of currency fluctuations at ICG Commerce’s operations in the United Kingdom, Europe, Asia and South America. The net mark-to-market adjustments recognized by ICG Commerce are detailed in the table below and represent the premiums paid for the options by ICG Commerce, as well as the change in value of the options related to the fluctuation of exchange rates during the relevant period.
In 2010, ICG Commerce entered into an interest rate swap hedge agreement with PNC Bank to mitigate the risk of fluctuations in the variable interest rate related to ICG Commerce’s term loan with PNC Bank. The net mark-to-market adjustments recognized by ICG Commerce are detailed in the table below and represent the change in value of the swap related to the fluctuations in the applicable interest rates during the relevant period. This instrument is set to mature in 2015. See Note 7, “Debt.”
From February 2006 to July 2010, ICG managed its exposure to and benefits from price fluctuations of Blackboard common stock through the use of cashless collar contracts. Although these instruments were derivative securities, their economic risks were similar to, and managed on the same basis as, the risks associated with the Blackboard common stock held by ICG. The cashless collar contracts were marked to market through earnings each period, which impact is detailed in the below table. The income or loss was primarily driven by the change in the closing price of Blackboard common stock from the beginning of the quarter to the end of the quarter. The mark-to-market impact was generally expense if Blackboard’s stock price rose, or income if Blackboard’s stock price declined, during the relevant quarter. During the three months ended March 31, 2010, ICG terminated two cashless collar contracts underlying a total of 250,000 shares of Blackboard common stock, and two other cashless collar contracts underlying a total of 375,000 shares of Blackboard common stock expired. There were no cashless collar contracts outstanding as of March 31, 2011 or December 31, 2010.
The following table presents the classifications and fair values of our derivative instruments as of March 31, 2011 and December 31, 2010:

Consolidated Balance Sheets
		March 31,	December 31,
Derivative	Classification	2011	2010
		(in thousands)
Average rate currency options	Other assets, net	$47	$—
Interest rate swap	Other assets, net (Accrued expenses)	$11	$(12)
The following table presents the mark-to-market impact on earnings resulting from ICG’s hedging activities for the three months ended March 31, 2011 and 2010:

Consolidated Statements of Operations
		Three months ended March 31,
Derivatives	Classification	2011	2010
		(in thousands)
Average rate currency options	Other income (loss), net	$(148)	$(48)
Interest rate swap	Interest income	$23	$—
Cashless collar contracts	Other income (loss), net	$—	$702

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6. Financial Instruments — (Continued)
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
The fair values of ICG’s financial assets measured at fair value on a recurring basis were as follows:

	Balance at
	March 31,
	2011	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents (money market accounts)	$127,710	$127,710	$—	$—
Hedges of foreign currency risk *	47	—	47	—
Hedges of interest rate risk *	11	—	11	—

	$127,768	$127,710	$58	$—

	Balance at
	December 31,
	2010	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents (money market accounts)	$81,205	$81,205	$—	$—
Hedges of interest rate risk *	(12)	—	(12)	—

	$81,193	$81,205	$(12)	$—

*
ICG’s respective counterparties under these arrangements provide quarterly statements of the market values of these instruments based on significant inputs that are observable or can be derived principally from, or corroborated by, observable market data for substantially the full term of the relevant asset or liability.

7. Debt
Long-Term Debt
ICG’s consolidated long-term debt of $19.0 million and $20.1 million as of March 31, 2011 and December 31, 2010, respectively, related to its consolidated core companies and primarily consisted of a term loan at ICG Commerce. The current maturities of long-term debt in the table below are due within one year, and the remaining long-term debt at March 31, 2011 is due at various times through 2015.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7. Debt — (Continued)

		As of
		March 31,	December 31,
	Interest Rates	2011	2010
		(in thousands)

ICG Commerce term loan	2.01-3.34%	$17,667	$18,667
Capital leases	2.25-12.98%	289	503
Other debt	8.25-10.27%	1,065	911

		19,021	20,081
Current maturities		(5,328)	(4,623)

Long-term debt		$13,693	$15,458

Subsequent to March 31, 2011, GovDelivery repaid its term loan, of which $1.0 million was outstanding as of March 31, 2011. Accordingly, this amount has been reflected in current maturities of long-term debt as of March 31, 2011.
Loan and Credit Agreements
On August 3, 2010, ICG Commerce and a number of its wholly-owned subsidiaries entered into a loan agreement with PNC Bank pursuant to which the company was able to borrow up to $15.0 million under a revolving line of credit. The line of credit matures on August 2, 2013, and provides for the issuance by the bank of up to $5.0 million of letters of credit, subject to specified fees and other terms. The line of credit is also subject to a 0.25% per annum unused commitment fee that is payable to the bank quarterly. Also on August 3, 2010, ICG Commerce and the other borrowing companies under the line of credit borrowed $20.0 million under a term loan with PNC Bank. The proceeds from the term loan were used to fund a cash dividend paid to certain stockholders of ICG Commerce, including ICG, on August 4, 2010. ICG Commerce paid a nonrefundable $0.2 million commitment fee to PNC Bank upon the consummation of the new line of credit and term loan.
Both the line of credit and the term loan are secured by a first priority lien on the assets of the borrowing companies. The term loan and the line of credit both bear interest at either a base rate equal to the highest of PNC Bank’s prime rate, the sum of the Federal Funds Open Rates plus 0.5% and the sum of the daily LIBOR rate plus 1.0%, or a daily to six month LIBOR rate plus a margin ranging from 1.75% to 2.5% depending on the then-current debt-to-EBITDA ratio of the borrowing companies, at ICG Commerce’s option. On August 6, 2010, ICG Commerce entered into an interest rate swap hedge agreement whereby 50% of the term loan was effectively converted to a fixed interest rate by the hedge agreement. The fixed rate stipulated by the hedge agreement is 1.34%. ICG Commerce will still be required to pay the aforementioned interest rate margin on this portion of the term loan, which would result in a final interest rate of between 3.09% and 3.84%. The termination date of the hedge agreement is August 1, 2015. ICG Commerce has the right, but not the obligation, to terminate the hedge agreement, without cause and without penalty, on August 1, 2012.
At March 31, 2011, the effective interest rate being paid by ICG Commerce under the term loan, including the applicable margin, was 2.01% for the portion of the loan tied to a floating LIBOR rate and 3.09% for the portion of the loan covered by the interest rate swap hedge agreement. Any outstanding principal and interest under the line of credit will become due and payable periodically through August 2, 2013. The principal under the term loan is payable in $0.3 million monthly installments through August 1, 2015, and any outstanding interest under the term loan will become due and payable periodically through August 1, 2015. Both the line of credit and the term loan are subject to a number of financial and other covenants that are specified in the loan documents. There were no amounts outstanding under the PNC Bank line of credit agreement as of March 31, 2011 or December 31, 2010.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7. Debt — (Continued)
On December 18, 2009, ICG entered into an amended and restated letter of credit agreement with Comerica Bank (the “LC Agreement”) that provides for the issuance of letters of credit of up to $10.0 million, subject to a cash-secured borrowing base as defined by the LC Agreement. On December 17, 2010, the LC Agreement was extended to December 16, 2011. Under the LC Agreement, ICG will pay Comerica Bank issuance fees of 0.50% per annum of the outstanding face amount of each issued letter of credit. The LC Agreement is also subject to a 0.25% per annum unused commitment fee payable to the bank on a quarterly basis. No amounts were outstanding under the LC Agreement at March 31, 2011 or December 31, 2010.
8. Segment Information
ICG has two reporting segments: the “core” segment and the “venture” segment. Companies in which ICG holds convertible debt or equity interests that are not deemed to be marketable securities are included in either the core or venture segment, while companies in which ICG holds equity interests that have been designated as marketable securities are considered “corporate” assets. At March 31, 2011, the core segment includes the results of ICG’s consolidated core companies, records ICG’s share of earnings and losses of its equity core companies and captures ICG’s carrying value in its consolidated core companies and equity core companies. At March 31, 2011, the venture segment records ICG’s share of earnings and losses of venture companies accounted for under the equity method of accounting and captures ICG’s carrying value in its venture companies.
The core reporting segment includes companies in which ICG’s management takes a very active role in providing strategic direction and management assistance. ICG owns majority controlling equity positions or substantial minority equity positions (i.e., the largest equity positions) in these companies. ICG expects to devote relatively large initial amounts of capital to acquire stakes in core companies, particularly consolidated core companies, since any such acquisition would entail the deployment of cash and/or the issuance of ICG stock to purchase a large equity stake in a target with relatively strong financial characteristics and growth potential. The venture reporting segment includes companies to which ICG generally devotes less capital, holds relatively smaller ownership stakes and generally has less influence over the strategic directions and management decisions than core companies.
Approximately 7% and 8% of ICG’s consolidated revenues for the three months ended March 31, 2011 and 2010, respectively, relates to sales generated in the United Kingdom primarily by ICG Commerce. The remaining consolidated revenues for the three months ended March 31, 2011 and 2010 primarily relate to sales generated in the United States. As of March 31, 2011 and December 31, 2010, ICG’s assets were located primarily in the United States.
On February 17, 2011, the sale of Metastorm was consummated. Metastorm had been an equity core company, and ICG’s portion of Metastorm’s net results was included in ICG’s core segment. Following the sale of Metastorm, the amount of equity loss related to Metastorm has been removed from the core segment and reflected in “Dispositions” in the table below. In addition, ICG’s basis in Metastorm has been removed from core segment assets and reflected in “Dispositions” as of December 31, 2010 in the table below. Also included in “Dispositions” in the table below are the net results, including intangible asset amortization and purchase price adjustments, of GovDelivery’s GovDocs subsidiary, which was sold during 2010.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8. Segment Information — (Continued)
The following presentation summarizes selected information related to ICG’s segments for the periods indicated. All significant intersegment activity has been eliminated. Assets are owned or allocated assets used by each reporting segment.

Segment Information
(in thousands)
Three Months Ended			Total	Reconciling Items			Consolidated
March 31, 2011	Core	Venture	Segment	Dispositions	Corporate	Other(1)	Results
Revenues	$33,954	$—	$33,954	$—	$—	$—	$33,954
Net income (loss) attributable to Internet Capital Group, Inc.	$617	$(1,680)	$(1,063)	$(335)	$(4,565)	$21,853	$15,890

Three Months Ended March 31, 2010
Revenues	$25,755	$—	$25,755	$—	$—	$—	$25,755
Net income (loss) attributable to Internet Capital Group, Inc.	$(2,263)	$(1,179)	$(3,442)	$(667)	$(4,472)	$37,352	$28,771

(1)	Components of Other

	Three Months Ended March 31,
	2011	2010

Corporate other income (loss) (Note 11)	$24,864	$40,639
Noncontrolling interest	(352)	(373)
Impairment of GoIndustry (Venture) (Note 5)	—	(2,914)
Income tax benefit (expense)	(2,659)	—

	$21,853	$37,352

			Total				Consolidated
	Core	Venture	Segment	Dispositions	Corporate	Other	Results

Assets as of:
March 31, 2011	$148,948	$13,709	$162,657	$—	$124,947	$—	$287,604

Assets as of:
December 31, 2010	$157,273	$15,149	$172,422	$26,829	$81,738	$—	$280,989

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9. Parent Company Financial Information
Parent company financial information is provided to present the financial position and results of operations of Internet Capital Group, Inc. and its wholly-owned subsidiaries as if the consolidated core companies were accounted for under the equity method of accounting for all applicable periods presented. ICG’s share of the consolidated core companies’ income or loss is included in “Equity loss” in the Parent Company Statements of Operations for all periods presented based on ICG’s ownership percentage in each period. ICG’s carrying value of the consolidated core companies as of March 31, 2011 and December 31, 2010 is included in “Ownership interests” in the Parent Company Balance Sheets set forth below.
Parent Company Balance Sheets

	As of March 31, 2011	As of December 31, 2010
	(unaudited)
	(in thousands)
Assets
Cash and cash equivalents	$119,720	$72,915
Income tax receivable	—	6,314
Other current assets	382	526

Current assets	120,102	79,755
Ownership interests	114,461	142,541
Intangible assets	400	400
Other	4,445	1,583

Total assets	$239,408	$224,279

Liabilities and stockholders’ equity
Current liabilities	$2,212	$4,815
Non-current liabilities	294	294
Stockholders’ equity	236,902	219,170

Total liabilities and stockholders’ equity	$239,408	$224,279

Parent Company Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2011	2010
	(in thousands)

Revenues	$—	$—
Operating expenses
General and administrative	4,673	4,524

Total operating expenses	4,673	4,524

Operating income (loss)	(4,673)	(4,524)
Other income (loss), net	24,864	40,639
Interest income (expense), net	66	52

Income (loss) before income taxes and equity loss	20,257	36,167
Equity loss	(3,088)	(7,396)
Income tax benefit (expense)	42	—

Net income (loss)	$17,211	$28,771

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9. Parent Company Financial Information — (Continued)
Parent Company Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2010	2010
	(in thousands)

Operating Activities
Net income (loss)	$17,211	$28,771
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	13	16
Equity-based compensation	628	598
Equity loss	3,088	7,396
Other (income) loss	(24,864)	(40,639)
Changes in assets and liabilities, net of effect of acquisitions:
Income tax receivable	6,314	—
Prepaid expenses and other assets	81	109
Accounts payable	26	17
Accrued expenses	123	(8)
Accrued compensation and benefits	(2,704)	(1,694)

Cash provided by (used in) operating activities	(84)	(5,434)
Investing Activities
Capital expenditures, net	—	(33)
Proceeds from sales of marketable securities	—	41,027
Proceeds from sales of ownership interests	51,347	102
Acquisitions of ownership interests	(4,326)	(350)

Cash provided by (used in) investing activities	47,021	40,746
Financing Activities
Tax withholdings related to equity-based awards	(134)	—
Cash received for stock option exercises	2	—

Cash provided by (used in) financing activities	(132)	—

Net increase (decrease) in cash and cash equivalents	46,805	35,312
Cash and cash equivalents at beginning of period	72,915	29,443

Cash and cash equivalents at end of period	$119,720	$64,755

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
10. Equity-Based Compensation
Equity-based compensation for each of the three-month periods ended March 31, 2011 and 2010 was $0.7 million. Equity-based compensation for these periods is primarily included in “Selling, general and administrative” on ICG’s Consolidated Statements of Operations. The following table provides additional information related to ICG’s equity-based compensation:

				Weighted Average
			Unrecognized	Years Remaining of
			Equity-Based	Equity-Based
	Three Months Ended March 31,		Compensation at	Compensation Expense
	2011	2010	March 31, 2011	at March 31, 2011
	(in thousands, except weighted average years)
Stock Appreciation Rights	$508	$514	$5,161	2.9
Stock Options	—	—	1	1.7
Restricted Stock	35	38	401	3.2
Deferred Stock Units	85	46	748	0.9

Equity-Based Compensation	$628	$598	$6,311
Equity-Based Compensation for Consolidated Core Companies	106	139	1,372	3.8

Equity-Based Compensation	$734	$737	$7,683

Stock Appreciation Rights (SARs)
Each SAR represents the right of the holder to receive, upon exercise of that SAR, shares of ICG Common Stock equal to the amount by which the fair market value of a share of that Common Stock on the date of exercise of the SAR exceeds the base price of the SAR. The base price is determined by the NASDAQ closing price of ICG’s Common Stock on the date of grant (or the closing price on the next trading day if there are no trades in ICG’s stock on the date of grant). The fair value of each SAR is estimated on the grant date using the Black-Scholes option-pricing model. SARs generally vest over four years, with 25% vesting on the first anniversary of the grant date and the remaining 75% vesting equally each month over the next 36 months.
There were no SAR grants during the three months ended March 31, 2011. During the three months ended March 31, 2010, ICG granted 1,381,940 SARs to employees at a weighted-average base price of $6.75 per share and a weighted-average fair value of $4.07 per share. During the three months ended March 31, 2011, 80,869 SARs were exercised, which resulted in the issuance of 18,422 shares of ICG’s Common Stock. There were no SARs exercised in the three months ended March 31, 2010. There were 3,891,016 and 3,971,885 SARs outstanding at March 31, 2011 and December 31, 2010, respectively. The aggregate intrinsic values of the SARs outstanding at March 31, 2011 and December, 31, 2010 were $26.4 million and $27.0 million, respectively.
Stock Options
The fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model. Stock options generally vest over four years. There were no stock options granted during the three months ended March 31, 2011 or 2010. During the three months ended March 31, 2011, 300 stock options were exercised. There were no stock options exercised during the three months ended March 31, 2010. During the three months ended March 31, 2011 and 2010, 27,000 and 1,948 stock options expired, respectively. There were 283,869 and 311,169 stock options outstanding as of March 31, 2011 and December 31, 2010, respectively.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
10. Equity-Based Compensation — (Continued)
SARs and Stock Options Fair Value Assumptions
ICG estimates the grant date fair value of SARs and stock options using the Black-Scholes option-pricing model, which requires the input of highly subjective assumptions. These assumptions include estimating the expected life of the award and estimating volatility of ICG’s stock price over the expected term. Expected volatility approximates the historical volatility of ICG’s Common Stock over the period commensurate with the expected term of the award. The expected term calculation is based on an average of the award vest term and the life of the award. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for an instrument with a maturity that is commensurate with the expected term of the award. Changes in these assumptions, the estimated forfeitures and the requisite service period can materially affect the amount of equity-based compensation recognized in ICG’s Consolidated Statements of Operations.
The following assumptions were used to determine the fair value of SARs granted to employees by ICG during the three months ended March 31, 2010:

Expected volatility	60%
Average expected life of SAR (in years)	2.75-6.25 years
Risk-free interest rate	1.55-2.92%
Dividend yield	0.0%
Restricted Stock
There were no restricted stock grants during the three months ended March 31, 2011. During the three months ended March 31, 2010, ICG granted 25,000 shares of restricted stock to one of its employees. This award vests over four years and was valued at $0.2 million on the date of grant. During the three months ended March 31, 2011, 6,250 shares of restricted stock vested. No shares of restricted stock vested during the three months ended March 31, 2010. There were 54,250 and 60,500 restricted stock awards outstanding at March 31, 2011 and December 31, 2010, respectively.
Deferred Stock Units (DSUs)
Each DSU represents a share of Common Stock into which that DSU will be converted upon the termination of the recipient’s service at ICG. During the three months ended March 31, 2011, ICG issued 60,000 DSUs to its non-management directors under the Non-Management Director Compensation Plan (the “Director Plan”); those DSUs will vest in the first quarter of 2012. These DSUs were valued at $0.8 million. During the three months ended March 31, 2010, ICG issued 36,000 DSUs to its non-management directors under the Non-management Director Compensation Plan, of which 31,500 DSUs vested during the three months ended March 31, 2011. Those DSUs were valued at $0.2 million.
ICG issues quarterly compensation payments to each non-management director for his service on the Board of Directors and its committees under the Director Plan. Each director had the right to elect to receive such payments in whole or in part in the form of DSUs in lieu of cash. Each participating director receives DSUs representing shares of ICG’s Common Stock with a fair market value equal to the relevant cash fees (with such fair market value determined by reference to the closing Common Stock price reported by NASDAQ on the date these cash fees otherwise would have been paid). These DSUs vest immediately. The expense for these DSUs is recorded when the fees to which the DSUs relate are earned.
During the three months ended March 31, 2011 and 2010, ICG issued 3,437 DSUs and 7,364 DSUs, respectively, to ICG’s non-management directors. The expense of less than $0.1 million and $0.1 million for the three months ended March 31, 2011 and 2010, associated with the quarterly grants for service is included in “Selling, General and Administrative” on ICG’s Consolidated Statements of Operations (but is not reflected in the summarized Equity-Based Compensation table above).

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
10. Equity-Based Compensation — (Continued)
Consolidated Core Companies
ICG’s consolidated core companies, primarily ICG Commerce, recorded $0.1 million of compensation expense related to equity-based awards during the three-month periods ended each of March 31, 2011 and 2010. ICG Commerce’s stock options generally vest over four years, with 25% vesting on the first anniversary of the grant date and the remaining 75% vesting equally each month over the next 36 months. The fair value of each of ICG Commerce’s option awards was estimated on the grant date using the Black-Scholes option pricing model.
11. Other Income (Loss)
Other Income (Loss), net
Other income (loss), net consists of the effect of transactions and other events relating to ICG’s ownership interests in its companies and its operations in general.

	Three Months Ended
	March 31,
	2011	2010
	(in thousands)

Gain on sale of Metastorm (Note 5)	$24,853	$—
Realized gains on marketable securities, net of hedge termination costs of $0.2 million	—	34,835
Unrealized gain (loss) on mark-to-market of hedges (Note 6)	—	702
Gain on sale of Creditex	—	5,053
Gains on sales/distributions of ownership interests	—	102
Other	11	(53)

	24,864	40,639
Total other income (loss) for consolidated core companies	82	(343)

	$24,946	$40,296

Marketable securities represent ICG’s holdings in publicly-traded equity securities accounted for as available-for-sale securities. At March 31, 2011 and December 31, 2010, ICG did not hold interests in any marketable securities. ICG did hold a noncontrolling interest in Blackboard, Inc. (“Blackboard”), which is traded on the NASDAQ Global Select Market (NASDAQ: BBBB) throughout the three months ended March 31, 2010. During the three months ended March 31, 2010, ICG sold 787,705 shares of Blackboard common stock at an average price of $45.82 per share. ICG received total proceeds of $36.1 million and recognized a gain on the sale of these securities in the amount of $34.9 million in the period, which is included in the line item “Realized gains on marketable securities, net of hedge termination costs of $0.2 million,” in the table above.
During the three months ended March 31, 2010, 46,751 shares of ICE common stock were released from an escrow account that had been established as part of ICE’s acquisition of Creditex Group, Inc. (“Creditex”); ICG had accounted for its equity ownership interest in Creditex under the cost method of accounting. The value of these shares of common stock, based on the stock’s closing price on March 1, 2010, the date these shares were released to ICG, was $5.0 million. ICG recorded a gain during the three months ended March 31, 2010 in this amount, which is reflected in the line item “Gain on the sale of Creditex” in the table above. ICG sold the newly-acquired shares for $5.1 million and, accordingly, recorded an incremental gain on the sale of $0.1 million during the same period, which is included in the table above, in the line item, “Realized gains on marketable securities, net of hedge termination costs of $0.2 million.”
During the three months ended March 31, 2010, ICG received $0.1 million of escrow releases in connection with the prior disposition of its ownership interests in certain other companies, and recorded this amount as a gain, which is included in the line item, “Gains on sales/distributions of ownership interests” in the above table.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11. Other Income (Loss) — (Continued)
During the three-month periods ended March 31, 2011 and 2010, ICG Commerce recorded foreign currency gains of $0.1 million and foreign currency losses of $0.3 million, respectively, related to changes in exchange rates associated with its operations in the United Kingdom, Europe, Asia and South America. These foreign currency gains and losses, which include the mark-to-market adjustments related to the average rate currency options utilized by ICG Commerce (discussed in Note 6, “Financial Instruments”), comprise the majority of the other income (loss) for ICG’s consolidated core companies included in the above table.
12. Income Taxes
ICG, ICG Commerce, InvestorForce and GovDelivery file a consolidated federal income tax return. For the three months ended March 31, 2011, the effective tax rate was -5.8%, excluding discrete items. This differs from the statutory rate of 35%, primarily due to the valuation allowance that is maintained on certain deferred tax assets. In the three months ended March 31, 2011, ICG recorded net deferred tax expense of $2.6 million on discrete items, primarily the gain on the sale of Metastorm. For the three months ended March 31, 2010, ICG Commerce did not join in the consolidated federal income tax return with ICG. During that period, ICG Commerce recorded income tax expense of $0.6 million representing an effective tax rate of 38.3%. This rate differed from the federal rate of 35% due to foreign and state taxes.
As a result of a change in ownership of ICG under Internal Revenue Code Section 382 that occurred in 2004, its net operating loss carryforwards and capital loss carryforwards are subject to an annual limitation. The annual limitation on the utilization of these carryforwards is approximately $14.5 million per year. This annual limitation can be carried forward if it is not used in a particular year. The amount available for 2011 is $14.5 million and the total amount available through 2023, when the losses subject to this limitation expire, is $188.8 million.
As a result of a change in ownership of ICG Commerce under Internal Revenue Code Section 382 that occurred in 2003, ICG Commerce’s net operating loss carryforwards are subject to an annual limitation. The annual limitation ICG Commerce has on the utilization of its net operating losses is $3.1 million per year. The amount available in 2011 is $34.3 million and the total amount available through 2022, when the losses subject to this limitation expire, is $68.8 million.
Additionally, ICG has $32.3 million of net operating loss carryforwards that are not subject to the Section 382 annual limitation. These net operating losses expire between 2026 and 2029.
A valuation allowance has been provided for the portion of ICG’s net deferred tax assets that ICG believes, after evaluating all positive and negative evidence, both historical and prospective, is more likely than not to not be realized.
As of December 31, 2010, ICG was entitled to an income tax refund of $6.3 million, which was received during the three months ended March 31, 2011.

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
13. Net Income (Loss) per Share
The calculations of net income (loss) per share were:

	Three Months Ended March 31,
	2011	2010
	(in thousands,
	except per share data)
Basic and Diluted:
Income (loss) from continuing operations	$15,890	$28,802
Income (loss) from discontinued operations	—	(31)

Net income (loss) attributable to Internet Capital Group, Inc.	$15,890	$28,771

Basic:
Income (loss) from continuing operations per share	$0.43	$0.79
Income (loss from discontinued operations per share	—	—

Net income (loss) attributable to Internet Capital Group, Inc. per share	$0.43	$0.79

Diluted:
Income (loss) from continuing operations per share	$0.42	$0.79
Income (loss) from discontinued operations per share	—	—

Net income (loss) attributable to Internet Capital Group, Inc. per share	$0.42	$0.79

Shares used in computation of basic income (loss) per share	36,944	36,305
Stock options	104	36
Restricted stock	23	4
DSUs	19	—
SARs	901	1

Shares used in the computation of diluted income (loss) per share	37,991	36,346

The following dilutive securities were not included in the computation of diluted net loss per share because their effect would have been anti-dilutive:

		Weighted Average
Three Months Ended March 31, 2011	Shares	Price Per Share
	(in thousands)
Stock options	84	$34.56
Restricted stock	—	$—
Deferred stock units	60	$—
SARs	1,576	$7.11

Three Months Ended March 31, 2010
Stock options	405	$36.15
Restricted stock	33	$—
Deferred stock units	36	$—
SARs	5,339	$7.41

INTERNET CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
14. Comprehensive Income (Loss)
Comprehensive income (loss) is the change in equity of a business enterprise during a period resulting from transactions and other events and circumstances from non-owner sources. Excluding net loss, ICG’s primary source of comprehensive loss was net unrealized holding gains (losses) related to its marketable securities. The following table summarizes the components of comprehensive loss:

	Three Months Ended March 31,
	2011	2010
	(in thousands)

Net income (loss)	$16,242	$29,144
Other comprehensive income (loss):
Unrealized holding gains (losses) in marketable securities	—	(2,701)
Reclassification adjustments/realized net gains on marketable securities	—	(35,017)
Other accumulated other comprehensive income (loss)	(20)	38

Comprehensive income (loss)	16,222	(8,536)
Less: Comprehensive income attributable to the noncontrolling interest	332	411

Comprehensive income (loss) attributable to Internet Capital Group, Inc.	$15,890	$(8,947)

15. Redeemable Noncontrolling Interest
Certain GovDelivery Series AA Preferred stockholders have the ability to force GovDelivery to redeem their Series AA Preferred shares beginning in 2013. Because this redemption is outside the control of GovDelivery, ICG has classified this noncontrolling interest outside of equity and will accrete to its estimated redemption value. This noncontrolling interest is classified as “Redeemable noncontrolling interest” on ICG’s Consolidated Balance Sheets.
The following reconciles the activity related to the redeemable noncontrolling interest during the three months ended March 31, 2011 and 2010 (in thousands):

Balance at December 31, 2009	$1,420
Redeemable noncontrolling interest portion of net subsidiary income/(loss)	(27)
Accretion to estimated redemption value	61

Balance at March 31, 2010	$1,454

Balance at December 31, 2010	$1,182
Redeemable noncontrolling interest portion of net subsidiary income/(loss)	(56)
Accretion to estimated redemption value	101
Impact of subsidiary equity transactions	2

Balance at March 31, 2011	$1,229

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
The Consolidated Financial Statements include the consolidated accounts of Internet Capital Group, Inc., a company incorporated in Delaware, and its subsidiaries, both wholly-owned and consolidated (Internet Capital Group, Inc. and all such subsidiaries are collectively hereinafter referred to as “we,” “us,” “our,” “ICG,” or the “Company”), and have been prepared in accordance with U.S. generally accepted accounting principles (GAAP).
Executive Summary
We focus on acquiring and building SaaS and technology-enabled BPO companies that improve the productivity and efficiency of their business customers. The results of operations of the companies in which we hold convertible debt or equity interests are reported within two segments: the “core” reporting segment and the “venture” reporting segment. Our core reporting segment includes those companies in which our management takes a very active role in providing strategic direction and management assistance. We own majority controlling equity positions in (and therefore consolidate the financial results of) three of these core companies, which we call our “consolidated core companies.” We own substantial minority equity positions (i.e., the largest equity positions) in our other core companies, which we call our “equity core companies.” We expect to devote relatively large initial amounts of capital to acquire stakes in our core companies, particularly consolidated core companies, since any such acquisition would entail the deployment of cash and/or issuance of ICG stock to purchase a large equity stake in a target with relatively strong financial characteristics and growth potential. As of March 31, 2011 and the date of this Report, we hold ownership interests in seven companies that we consider core companies.
Our venture reporting segment includes companies (“venture companies”) to which we generally devote less capital than we do to our core companies and, therefore, in which we hold relatively smaller ownership stakes than we do in our core companies. As a result, we generally have less influence over their strategic direction and management decisions of our venture companies than we do over those of our core companies. As of March 31, 2011 and the date of this Report, we hold ownership interests in four companies that we consider venture companies.
The convertible debt and equity interests that we acquire are accounted for under one of three accounting methods: the consolidation method, the equity method and the cost method. The applicable accounting method is generally determined based on our voting interest in a company. Generally, if we own more than 50% of the outstanding voting securities of a company, and other stockholders do not possess the right to affect the significant operational management decisions of that company, the company’s accounts are reflected in our Consolidated Financial Statements. Generally, if we own between 20% and 50% of the outstanding voting securities of a company, that company’s accounts are not reflected in our Consolidated Financial Statements, but our share of the earnings or losses of the company is reflected in the caption “Equity loss” in our Consolidated Statements of Operations. Companies not accounted for under either the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, our share of the earnings or losses of these companies is not included in our Consolidated Statements of Operations.

Because we own significant interests in a number of companies that are in different stages of profitability, we have experienced, and expect to continue to experience, significant volatility in our quarterly results. While many of our core and venture companies have consistently reported losses, we have recorded net income in certain periods and experienced significant volatility from period-to-period due to infrequently occurring transactions and other events relating to our various ownership interests. These transactions and events are described in more detail in our Notes to Consolidated Financial Statements included hereto and include dispositions of, changes to and impairment of our ownership interests and dispositions of our holdings of marketable securities.
Liquidity and Capital Resources
The following table summarizes our and our consolidated subsidiaries’ cash and cash equivalents, restricted cash, and long-term debt as of March 31, 2011 and December 31, 2010:

	March 31, 2011			December 31, 2010
		Consolidated			Consolidated
	Corporate	Subsidiaries	Total	Corporate	Subsidiaries	Total
Cash and cash equivalents	$119,720	$13,837	$133,557	$72,915	$19,523	$92,438
Restricted cash	—	168	168	—	201	201

	$119,720	$14,005	$133,725	$72,915	$19,724	$92,639

Long-term debt	$—	$(19,021)	$(19,021)	$—	$(20,081)	$(20,081)
We believe existing cash and cash equivalents, proceeds from the potential sales of all or a portion of our equity ownership interests and equity issuances to be sufficient to fund our cash requirements for the foreseeable future, including any future commitments to our companies, debt obligations and general operating requirements. As of the date of this filing, we were not obligated for any material funding or guarantee commitments to existing companies in which we hold convertible debt or equity securities. We will continue to evaluate acquisition opportunities and may acquire additional ownership interests in new and existing companies during 2011; however, such acquisitions will generally be made at our discretion.
GovDelivery, ICG Commerce and InvestorForce have funded their operations through a combination of cash flow from operations and borrowing. GovDelivery and ICG Commerce expect that their existing cash balances and cash flow from operations, driven by an increasing customer base at ICG Commerce and a customer renewal rate in excess of 95% at GovDelivery, will be sufficient to fund their respective operations, including the payment of debt obligations, for the foreseeable future. InvestorForce is expected to require additional borrowings, primarily from ICG, to fund its operations through 2011. From time to time, GovDelivery, ICG Commerce and InvestorForce evaluate various acquisition opportunities, any of which may require additional equity financing and/or borrowings from ICG.
Our consolidated working capital increased $47.0 million, from $97.2 million as of December 31, 2010 to $144.2 million as of March 31, 2011. This increase is primarily attributable to the increase in cash from December 31, 2010 to March 31, 2011 due to the receipt of $51.3 million in proceeds related to the Metastorm disposition, slightly offset by payments of long-term debt, including capital leases, and cash used in general operating activities at ICG and its consolidated subsidiaries.

Summary of Statements of Cash Flows — from continuing operations

	Three Months Ended
	March 31,
	2011	2010
	(in thousands)
Cash provided by (used in) operating activities	$(5,386)	$(10,410)
Cash provided by (used in) investing activities	$47,612	$39,971
Cash provided by (used in) financing activities	$(1,201)	$(263)
Cash flows used in operating activities from continuing operations decreased $5.0 million during the three months ended March 31, 2011 from the comparable 2010 period. The change primarily relates to the cash received from the IRS of $6.3 million, which was reflected as tax receivable at December 31, 2010.
Cash flows provided by investing activities from continuing operations increased $7.6 million from $40.0 million during the three months ended March 31, 2010 to $47.6 million during the three months ended March 31, 2011. This change primarily relates to a $51.3 million increase in proceeds from sales of ownership interests, partially offset by a $3.0 million increase in cash paid to acquire ownership interests and a $41.0 million decrease in proceeds from sales of marketable securities from the comparable 2010 period.
Cash flows used in financing activities from continuing operations increased $0.9 million from $0.3 million during the three months ended March 31, 2010 to $1.2 million during the three months ended March 31, 2011. The increase primarily relates to an increase in repayments of long-term debt as well as the payment of tax withholdings related to exercises of equity-based awards.
From time to time, we and our consolidated subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. We do not expect any liability with respect to any such actions that would materially affect our financial position or cash flows.
Contractual Cash Obligations and Commercial Commitments
We had no material changes to contractual cash obligations and commercial commitments for the three months ended March 31, 2011.
Off-Balance Sheet Arrangements
We are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Our Companies
As of March 31, 2011, we held equity interests in 11 companies that we consider part of our core and venture segments. These companies are categorized below based on segment and method of accounting.

CORE COMPANIES (% Voting Interest)
Consolidated	Equity	Cost
GovDelivery (93%)	Channel Intelligence (50%)(1)	(none)
ICG Commerce (80%)	Freeborders (31%)
InvestorForce (78%)	StarCite (36%)
WhiteFence (36%)

VENTURE COMPANIES (% Voting Interest)
Consolidated	Equity	Cost
(none)	Acquirgy (25%)	(none)
ClickEquations (33%)
GoIndustry (26%)(2)
SeaPass (26%)

(1)
Our ownership percentage of 49.5% rounds up to 50%. We do not consolidate Channel Intelligence because we do not own a majority interest, and additional factors support that we do not exert control over Channel Intelligence. See Note 5, “Ownership Interests” to our Consolidated Financial Statements.

(2)
As of March 31, 2011 and the date of this Report, we owned 2,546,743 shares, or approximately 26% of the voting securities, of GoIndustry. GoIndustry’s common stock is traded on the AIM market of the London Stock Exchange under ticker symbol GOI. See Note 5, “Ownership Interests,” to our Consolidated Financial Statements.

Results of Operations
The following table summarizes the unaudited selected financial information related to our segments. Each segment includes the results of our consolidated core companies and records our share of the earnings and losses of core and venture companies accounted for under the equity method of accounting. The companies included within the segments are consistent between periods, with the exception of the disposition of Metastorm, an equity core company, that occurred during the three months ended March 31, 2011. The method of accounting for any particular company may change based on our ownership interest.
“Dispositions” refers to those companies that have been sold or ceased operations and are no longer included in a segment for the periods presented. We consider dispositions to be either the sale of a division, subsidiary or asset group of our consolidated core companies, typically classified as discontinued operations for accounting purposes, or the disposition of our ownership interest in a core or venture company accounted for under the equity method of accounting. The amount presented as “Dispositions” below for the three months ended March 31, 2011 represents Metastorm, which was sold on February 17, 2011. The amount presented as “Dispositions” below for the three months ended March 31, 2010 represents a subsidiary of GovDelivery that was sold on August 31, 2010, as well as Metastorm.

“Corporate” expenses represent the general and administrative expenses of our business operations, which include supporting our core and venture companies and operating as a public company. The measure of segment net loss reviewed by us does not include items such as gains on the disposition of ownership interests and marketable securities holdings and impairment charges, which are reflected in “Other” reconciling items in the information that follows.

Segment Information
(in thousands)
Three Months Ended			Total	Reconciling Items			Consolidated
March 31, 2011	Core	Venture	Segment	Dispositions	Corporate	Other	Results
Revenues	$33,954	$—	$33,954	$—	$—	$—	$33,954
Net income (loss) attributable to Internet Capital Group, Inc.	$617	$(1,680)	$(1,063)	$(335)	$(4,565)	$21,853	$15,890

Three Months Ended March 31, 2010
Revenues	$25,755	$—	$25,755	$—	$—	$—	$25,755
Net income (loss) attributable to Internet Capital Group, Inc.	$(2,263)	$(1,179)	$(3,442)	$(667)	$(4,472)	$37,352	$28,771
For the Three Months Ended March 31, 2011 and 2010
Results of Operations — Core Companies
The following presentation includes the results of our consolidated core companies and our share of the results of our equity core companies.

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Selected data:
Revenues	$33,954	$25,755

Cost of revenue	(20,990)	(16,682)
Selling, general and administrative	(6,914)	(5,910)
Research and development	(3,129)	(2,424)
Amortization of intangible assets	(337)	(339)
Impairment related and other	(37)	(72)

Operating expenses	(31,407)	(25,427)

Interest and other	(46)	(378)
Income tax (expenses) benefit	(323)	(616)
Equity loss	(1,561)	(1,597)

Net income (loss)	$617	$(2,263)

Revenue
Revenue increased $8.2 million, from $25.8 million during the three months ended March 31, 2010, to $34.0 million during the three months ended March 31, 2011. This is due to increases in revenue ranging between 27% and 31% at all three of our consolidated subsidiaries from new customers and expanding business with existing customers. In addition, purchase price adjustments decreasing revenue at GovDelivery for deferred revenue limitations (which amounted to $0.8 million for the three months ended March 31, 2010) related to, and were recorded during, 2010 only.
Operating Expenses
Operating expenses increased $6.0 million, from $25.4 million during the three months ended March 31, 2010 to $31.4 million during the three months ended March 31, 2011. More than half of this increase is related to an increase in cost of revenue at ICG Commerce and directly attributable to the increase in revenue at that company. This increase is also due to costs associated with increased sales efforts, primarily at GovDelivery, and increased product development at both GovDelivery and InvestorForce.

Interest and Other
The decrease in interest and other expenses primarily relates to changes in foreign currency gains and losses at ICG Commerce.
Income Tax (Expense) Benefit
The decrease in income tax expense from the three months ended March 31, 2010 to the three months ended March 31, 2011 relates to ICG Commerce. See subsection “Income Tax Benefit (Expense)” under the “Other” heading in “Results of Operations-Reconciling Items.”
Equity Loss
A portion of our net results from our core companies is derived from the results of those companies in which we hold a substantial minority ownership interest. Our share of the income or losses of these companies is recorded in our Consolidated Statement of Operations under “Equity loss.”

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Selected data:
Total revenues	$29,006	$27,001

Total net loss	$(3,187)	$(3,015)

Our share of total net loss	$(1,159)	$(1,172)
Amortization of intangible assets	(402)	(425)

Equity loss	$(1,561)	$(1,597)

Aggregate revenue from our equity core companies increased $2.0 million during the three months ended March 31, 2011 from the comparable 2010 period. This increase relates to an increase in revenue at Freeborders from the 2010 period. Aggregate net loss and, accordingly, our share of total net loss for the three months ended March 31, 2011 was largely consistent with the corresponding 2010 period.
Results of Operations — Venture Companies
The following presentation includes our share of the results of our venture companies accounted for under the equity method of accounting. There are currently no consolidated companies that we consider to be part of our venture reporting segment. Accordingly, our share of the results of those venture companies is recorded in our Consolidated Statements of Operations under “Equity loss.”

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Selected data:
Our share of total net loss	$(1,513)	$(1,012)
Amortization of intangible assets	(167)	(167)

Equity loss	$(1,680)	$(1,179)

Equity income (loss) for the three months ended March 31, 2011 and 2010 relates to our share of Acquirgy’s, ClickEquations’, GoIndustry’s and SeaPass’ results. The decrease in equity loss attributable to our venture companies from the 2010 period to the 2011 period is due primarily to a decline in results at GoIndustry.

Results of Operations — Reconciling Items
Dispositions
On February 17, 2011, the sale of Metastorm to Open Text was consummated. We recorded equity loss related to our share of Metastorm’s results of $0.3 million and $0.5 million for the three months ended March 31, 2011 and 2010. Additionally, we recorded less than $0.1 million and $0.1 million of ICG’s intangible asset amortization related to Metastorm for the respective periods. Since Metastorm was an equity core company, our share of Metastorm’s results and the related ICG intangible asset amortization has been removed from the results of our core segment and are included in “Dispositions” in the “Results of Operations” segment information table above for both periods presented.
On August 31, 2010, GovDelivery completed the sale of its GovDocs subsidiary for aggregate consideration of $1.8 million. GovDocs had revenues of $0.5 million and net income, including purchase price adjustments and intangible amortization, of less than $0.1 million, for the three months ended March 31, 2010, which, prior to the sale, had been included in our core segment. GovDocs’ revenue and operating results from that period have been separated from continuing operations and are presented in the single line item, “Income (loss) from discontinued operations,” on our Consolidated Statements of Operations; these net results are included in “Dispositions” in the “Results of Operations” segment information table for the three months ended March 31, 2010.
Corporate

	Three Months Ended March 31,
	2011	2010
	(in thousands)

General and administrative	$(4,673)	$(4,524)
Interest income (expense), net	66	52
Income tax benefit (expense)	42	—

Net loss	$(4,565)	$(4,472)

Corporate general and administrative expenses and interest income were generally consistent between periods. The income tax benefit in the 2011 period relates to the receipt of an income tax refund that exceeded the $6.3 million income tax receivable recorded by ICG as of December 31, 2010.
Other

	Three Months Ended March 31,
	2011	2010
	(in thousands)

Corporate other income (loss)	$24,864	$40,639
Noncontrolling interest	(352)	(373)
Impairment of GoIndustry (Venture)	—	(2,914)
Income tax benefit (expense)	(2,659)	—

Net income	$21,853	$37,352

Corporate Other Income (Loss), Net
The other income of $24.9 million recorded during the three months ended March 31, 2011 primarily relates to the gain on the sale of Metastorm, which occurred on February 17, 2011. The other income of $40.6 million recorded during the three months ended March 31, 2010 consists of a gain on the sale of marketable securities, primarily Blackboard common stock, of $34.8 million, a gain of $0.7 million on the value of our Blackboard hedges during the period, a gain on the sale of Creditex of $5.0 million related to the release of ICE common stock from escrow and a gain on the sale of previous dispositions of ownership interests of $0.1 million.
Impairments
We recorded $2.9 million of impairment charges to decrease our basis in GoIndustry during the three months ended March 31, 2010; these charges related to decreases in the fair market value of our equity holdings in GoIndustry. See Note 5, “Ownership Interests.”
Income Tax Benefit (Expense)
During the three months ended March 31, 2011, we recorded consolidated income tax expense of $2.9 million, $2.6 million of which represents deferred taxes associated with the sale of Metastorm, and $0.3 million of which relates to operations for the three months ended March 31, 2011 and is reflected in the core segment.
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to our ownership interests, revenues, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.
We believe the following critical accounting policies are important to the presentation of our financial statements and require the most difficult, subjective and complex judgments.
Valuation of Goodwill, Intangible Assets and Ownership Interests
We test goodwill for impairment annually, or more frequently as conditions warrant, and test intangible assets when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Additionally, we perform ongoing business reviews to evaluate our ownership interests in companies accounted for under the equity and cost methods of accounting to determine whether an other-than-temporary decline in the value of any of these companies should be recognized. We use quantitative and qualitative measures to assess the need to record impairment losses on goodwill, intangible assets and ownership interests in our companies when impairment indicators are present. Where impairment indicators are present, we determine the amount of the impairment charge as the excess of the carrying value over the fair value. We determine fair value using a combination of the discounted cash flow methodology, which is based upon converting expected future cash flows to present value, and the market approach, which includes analysis of market price multiples of companies engaged in lines of business similar to the company being evaluated. The market price multiples are selected and applied to the company based on relative performance, future prospects and risk profile of the company in comparison to the guideline companies.

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
Equity Income/Loss
We record our share of the net income or loss reported by our core and venture companies accounted for under the equity method of accounting as equity income/loss. Since we do not control these companies, this equity income/loss is based on unaudited results of operations of these companies and may require adjustment in the future when the audits of the companies are complete. The compilation and review of these results of operations require significant judgment and estimates by management.
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
Commitments and Contingencies
From time to time, we are a defendant or plaintiff in various legal actions that arise in the normal course of business. From time to time, we are also a guarantor of various third-party obligations and commitments. We are required to assess the likelihood of any adverse judgments or outcomes to those matters, as well as potential ranges of probable losses. A determination of the amount of reserves required for those contingencies, if any, which would be charged to earnings, is made after careful analysis of each individual matter. The required reserves may change in the future due to new developments in each matter or changes in circumstances, such as a change in settlement strategy. Changes in required reserves could increase or decrease our earnings in the period the changes are made.

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
Recent Accounting Pronouncements
In December 2010, the Financial Accounting Standards Board (FASB) issued accounting guidance related to the two-step approach for impairment testing of reporting units with zero or negative carrying amounts. This guidance requires companies to consider adverse qualitative factors, in addition to quantitative factors, in its assessment of whether the carrying amount of a reporting unit exceeds its fair value if it is more likely than not that a goodwill impairment exists for a reporting unit with a zero or negative carrying amount and to determine whether goodwill has been impaired and calculate the amount of that impairment. This guidance is effective for us beginning on January 1, 2011 and did not impact the Consolidated Financial Statements.
In December 2010, the FASB issued accounting guidance related to reporting pro forma information for business combinations in the footnotes of a company’s financial statements, and requires that entities presenting comparative financial statements should disclose pro forma revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period and carry forward any related adjustments through the current reporting period. This guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination(s) included in the reported pro forma revenue and earnings. This guidance is effective for us beginning on January 1, 2011 and will be applied to any acquisitions that occur on or after that date. This guidance did not impact the Consolidated Financial Statements.
In October 2009, the FASB issued accounting guidance for recognition of revenue arrangements with multiple deliverables, which impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. This guidance is effective for us beginning on January 1, 2011, and did not impact the Consolidated Financial Statements.
In October 2009, the FASB issued accounting guidance related to certain revenue arrangements that include software elements, which amends the scope of pre-existing software revenue guidance. This guidance is effective for us beginning on January 1, 2011, and did not impact the Consolidated Financial Statements.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
ICG Commerce conducts a portion of its business in several foreign currencies, and, from time to time, may utilize derivative financial instruments, specifically fair value hedges, to manage foreign currency risks. In accordance with GAAP, gains and losses related to fair value hedges are recognized in income along with adjustments of carrying amounts of the hedged items. These instruments are marked to market, and unrealized gains and losses are included in current period net income. These options provide a predetermined rate of exchange at the time the option is purchased and allow ICG Commerce to minimize the risk of currency fluctuations. In determining the use of its instruments, ICG Commerce considers the amount of sales and purchases made in local currencies, the type of currency and the costs associated with the contracts. During the three months ended March 31, 2011, ICG Commerce purchased average rate currency options to mitigate the risk of currency fluctuations at ICG Commerce’s operations in the United Kingdom, Europe, Asia and South America. These instruments net settle each quarter and mature on December 31, 2011. The use of these instruments resulted in an immaterial loss in the three months ended March 31, 2011.

ICG Commerce is party to a term loan agreement with PNC Bank in the amount of $20.0 million, the interest rate for which is computed based on certain fixed and variable indices. During the year ended December 31, 2010, ICG Commerce entered into a rate swap transaction to minimize the risk of interest rate fluctuations. This rate swap transaction net settles each month and matures on August 1, 2015. ICG Commerce recognized an immaterial gain during the three months ended March 31, 2011 related to this instrument.
We are exposed to equity price risks on the marketable portion of our equity securities. Our public holdings at March 31, 2011 include an equity position in GoIndustry, which has experienced significant historical volatility in its stock prices. A 20% adverse change in equity prices, based on a sensitivity analysis of our holdings in GoIndustry as of March 31, 2011, would result in a decrease in the fair value of our public holdings of approximately $1.1 million. Although a 20% adverse change in equity prices would cause the fair value of our holdings in GoIndustry to decrease to $4.3 million, the carrying value of our equity holdings in GoIndustry was $1.5 million as of March 31, 2011. Accordingly, a 20% adverse change in equity prices of our public holdings at March 31, 2011 would have no impact to our Consolidated Balance Sheets or Consolidated Statements of Operations.
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
In May and June 2001, certain of ICG’s present directors, along with ICG, certain of its former directors, certain of its present and former officers and its underwriters, were named as defendants in nine class action complaints filed in the United States District Court for the Southern District of New York. The plaintiffs and the putative classes they seek to represent include present and former stockholders of the ICG. The complaints generally allege violations of Sections 11 and 12 of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 10b-5 promulgated under the Exchange Act, based on, among other things, the dissemination of statements allegedly containing material misstatements and/or omissions concerning the commissions received by the underwriters of the initial public offering and follow-on public offering of ICG as well as failure to disclose the existence of purported agreements by the underwriters with some of the purchasers in these offerings to buy additional shares of ICG’s stock subsequently in the open market at pre-determined prices above the initial offering prices. The plaintiffs seek for themselves and the alleged class members an award of damages and litigation costs and expenses. The claims in these cases have been consolidated for pre-trial purposes (together with claims against other issuers and underwriters) before one judge in the Southern District of New York federal court. In April 2002, a consolidated, amended complaint was filed against these defendants which generally alleges the same violations and also refers to alleged misstatements or omissions that relate to the recommendations regarding ICG’s stock by analysts employed by the underwriters. In June and July 2002, defendants, including ICG defendants, filed motions to dismiss plaintiffs’ complaints on numerous grounds. ICG’s motion was denied in its entirety in an opinion dated February 19, 2003. In July 2003, a committee of ICG’s Board of Directors approved a proposed settlement with the plaintiffs in this matter, which was preliminarily approved by the District Court overseeing the litigation in February 2005. A final fairness hearing on the settlement was held on April 24, 2006. On December 5, 2006, however, the Second Circuit Court of Appeals reversed the certification of plaintiff classes in six actions related to other issuers that had been designated as test cases with respect to the non-settling defendants in those matters (the “Focus Cases”) and made other rulings that drew into question the legal viability of the claims in the Focus Cases. The Court of Appeals later rejected the plaintiffs’ request that it reconsider that decision. As a result, on June 25, 2007, the District Court approved a stipulation and order terminating the proposed settlement. While the Court of Appeals decision did not automatically apply to the case against ICG, the defendants moved for, and the Court granted, an order that would apply the decision to all cases, including the consolidated action against ICG. On August 14, 2007, the plaintiffs filed an amended “master” complaint containing allegations purportedly common to all defendants in all actions and filed amended complaints containing specific allegations against the six issuer defendants in the Focus Cases. In addition, on September 27, 2007, the plaintiffs again moved to certify classes in each of the Focus Cases. The defendants in the Focus Cases moved to dismiss the amended complaints. Rulings on both the motion to certify the Focus Cases as class actions and to dismiss those cases remain outstanding. The District Court has approved a stipulation extending the time within which the plaintiffs must file amended pleadings containing specific allegations against the other issuer defendants, including ICG, and the time within which those defendants must move, answer or otherwise respond to those specific allegations.
On April 2, 2009, the plaintiffs filed a motion for preliminary approval of a proposed global settlement of all claims asserted in the coordinated class action securities litigation on behalf of the class plaintiffs in the respective actions against the various issuer and underwriter defendants, including all claims asserted against ICG. The motion further seeks certification of settlement classes as to each action against the defendants, including ICG. ICG has assented to the proposed settlement, which does not require any monetary contribution from ICG and would be funded by various underwriter defendants and the defendants’ insurers. On June 10, 2009, the District Court granted preliminary approval of the proposed settlement and of the form of notice of the proposed settlement to be provided to members of the proposed settlement class. The District Court scheduled a hearing for September 10, 2009 to determine whether to approve the proposed settlement.

The final hearing was held on September 10, 2009. On October 5, 2009, the District Court granted final approval of the proposed global settlement, subject to the rights of the parties to appeal the settlement within 30 days of such approval. Pursuant to the terms of the approved settlement, ICG is not required to make any monetary contribution to fund the required settlement payments, which are being funded by various underwriter defendants and the defendants’ insurers.
On or about October 23, 2009, three members of the settlement class who had been shareholders of an issuer other than ICG filed a petition seeking leave to appeal the District Court’s final approval to the Second Circuit Court of Appeals on an interlocutory basis. No judicial ruling or action has been taken on the motion. On or before November 6, 2009, three notices of appeal were filed with respect to the District Court’s order granting final approval of the global settlement. On December 14, 2009, the District Court entered a final judgment approving and giving effect to the global settlement as it related to the consolidated actions against ICG. The final judgment created a settlement class of plaintiffs comprised of persons who purchased or otherwise acquired the common stock and call options of ICG during the period of August 4, 1999 through December 6, 2000, provided for the distribution of settlement proceeds to the members of the class and approval of attorneys’ fees to class counsel consistent with the terms of the global settlement, barred prosecution of all settled claims by members of the class and their representatives, released the defendants and other protected persons from such claims and dismissed all claims against ICG and other defendants in the consolidated amended action with prejudice.
The appeals referenced in the November 6, 2009 notices of appeal have been docketed in the Court of Appeals for the Second Circuit. By order dated April 7, 2010, the District Court directed that the appealing class members identify the specific class, by company, to which they purport to belong. The District Court’s order further directed the clerk of the court to enter the appealing class members’ notices of appeal only in those cases as to which the appealing class members identify themselves as members of the class certified. No such notice of appeal has been entered in the action against ICG. Separately, on June 17, 2010, the District Court entered an order requiring the appellants to post a bond in the amount of $25,000, jointly and severally, as a condition of pursuing their appeals from the October 5, 2009 order approving the global settlement. The bond was posted and a briefing schedule with respect to the appeals was set. The distribution of settlement proceeds is currently being held in abeyance.
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
In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Item 1A — “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes with respect to ICG’s risk factors previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2010.

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

			Total Number of	Approximate Dollar
			Shares Purchased as	Value That May Yet
			Part of Publicly	Be Purchased
	Total Number of	Average Price Paid	Announced	Under the
Period	Shares Purchased(1)	per Share(2)	Program(1)	Program

Repurchased as of 12/31/10	2,440,400	$4.89	2,440,400	$13.1 million

1/1/11 to 1/31/11	0	—	0	$13.1 million

2/1/11 to 2/28/11	0	—	0	$13.1 million

3/1/11 to 3/31/11	0	—	0	$13.1 million

4/1/11 to 4/30/11	0	—	0	$13.1 million

5/1/11 to 5/9/11	0	—	0	$13.1 million

Total	2,440,400	$4.89	2,440,400	$13.1 million

(1)	All shares purchased in open market transactions.

(2)	Average price paid per share excludes commissions.

ITEM 3.	Defaults Upon Senior Securities
None.

ITEM 4.	(Removed and Reserved)

ITEM 5.	Other Information
None.

ITEM 6.	Exhibits
Exhibit Index

Exhibit Number	Document

11.1	Statement Regarding Computation of Per Share Earnings (included herein at Note 13 “Net Income (Loss) per Share” to the Consolidated Financial Statements).

31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

32.2	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

SIGNATURES
Pursuant to the requirements of the Security Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2011	INTERNET CAPITAL GROUP, INC.
	By:	/s/ R. Kirk Morgan
		Name:	R. Kirk Morgan
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)