Form 10-K/A
period 2010-12-31
ICG GROUP, INC.
filed 2011-06-24
CIK 1085621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Fiscal Year Ended December 31, 2010.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                      to                     .
Commission File Number 001-16249

ICG GROUP, INC.
(formerly known as Internet Capital Group, Inc.)
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

EXPLANATORY NOTE REGARDING THIS FORM 10-K/A
On June 20, 2011, Internet Capital Group, Inc. amended its Restated Certificate of Incorporation to change its corporate name to “ICG Group, Inc.”
In accordance with Exchange Act Rule 12b-15, ICG Group, Inc. (the “Registrant”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2010, which was initially filed with the Securities and Exchange Commission on March 16, 2011 (the “Original Filing”), to include audited financial statements of GoIndustry-DoveBid plc (“GoIndustry”), a subsidiary of the Registrant accounted for under the equity method, with respect to the years ended December 31, 2010, 2009 and 2008 that were not available at the time of the Original Filing, along with related materials.
This Amendment No. 1 amends Part IV, Item 15, “Exhibits and Financial Statement Schedules,” to reflect (1) the inclusion of the consolidated financial statements of GoIndustry as Exhibit 99.3 hereto, (2) the inclusion of the Consent of Baker Tilly UK Audit LLP regarding the consolidated financial statements of GoIndustry as Exhibit 23.4 hereto, (3) the inclusion of the Third Amendment of Restated Certificate of Incorporation of the Company as Exhibit 3.1.4 hereto, (4) the replacement and/or supplement of a number of the other exhibits hereto to reflect certain minor modifications, including in connection with the Registrant’s recent name change and (5) the inclusion of updated certifications from the Registrant’s principal executive officer and principal financial officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended. This Amendment No. 1 also amends references to the Registrant in all Items in the Original Filing from Internet Capital Group, Inc. to ICG Group, Inc. This Form 10-K/A restates the Original Filing in its entirety by presenting these amended items.
Except for the amended information referred to above, this Form 10-K/A continues to describe conditions as of the date of the Original Filing, and the Registrant has not modified or updated any other disclosures presented in the Original Filing. Accordingly, except as specifically referenced herein, this Amendment No. 1 does not restate the Registrant’s financial statements previously filed in the Original Filing, does not reflect events occurring after the filing of the Original Filing and does not modify or update those disclosures in the Original Filing affected by subsequent events. Information not affected by this Amendment No. 1 is unchanged and reflects the disclosures made at the time of the Original Filing on March 16, 2011.

ICG GROUP, INC.
FORM 10-K/A
DECEMBER 31, 2010
INDEX

Page
Number
PART I	2

ITEM 1. Business	2

ITEM 1A. Risk Factors	7

ITEM 1B. Unresolved Staff Comments	15

ITEM 2. Properties	15

ITEM 3. Legal Proceedings	16

ITEM 4. (Removed and Reserved)	17

PART II	18

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	18

ITEM 6. Selected Financial Data	20

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk	33

ITEM 8. Financial Statements and Supplementary Data	34

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	75

ITEM 9A. Controls and Procedures	76

ITEM 9B. Other Information	78

PART III	78

ITEM 10. Directors, Executive Officers and Corporate Governance	78

ITEM 11. Executive Compensation	78

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	78

ITEM 13. Certain Relationships and Related Transactions, and Director Independence	78

ITEM 14. Principal Accountant Fees and Services	78

PART IV	79

ITEM 15. Exhibits and Financial Statement Schedules	79

SIGNATURES	85

Exhibit 4.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.8
Exhibit 10.9
Exhibit 10.15
Exhibit 10.16
Exhibit 10.17
Exhibit 10.26
Exhibit 23.4
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
Exhibit 99.3

i

Forward-Looking Statements
Forward-looking statements made with respect to our financial condition, results of operations and business in this Annual Report on Form 10-K/A (this “Report”), and those made from time to time by us through our senior management, are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on our current expectations and projections about future events but are subject to known and unknown risks, uncertainties and assumptions about us and our partner companies that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.
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
Overview
ICG Group, Inc. (f/k/a Internet Capital Group, Inc.) (referred to in this Report as “ICG,” the “Company,” “we,” “our,” or “us”) was formed on March 4, 1996 and is headquartered in Wayne, Pennsylvania. Since our inception, we have focused on acquiring and building Internet software and services companies that improve the productivity and efficiency of their business customers. We call these companies our “partner companies.”
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
AMONG ICG GROUP, INC. (f/k/a INTERNET CAPITAL GROUP, INC.),
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

	Year Ended December 31,
	2010	2009	2008	2007	2006(1)
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$115,710	$90,252	$71,181	$52,923	$64,749
Operating expenses
Cost of revenue	71,050	56,920	46,400	39,523	42,439
Selling, general and administrative	42,206	34,578	36,165	32,781	42,108
Research and development	10,644	9,015	10,212	6,033	8,755
Amortization of intangible assets	1,357	205	205	129	1,695
Impairment related and other	1,182	5,192	9,847	59	178

Total operating expenses	126,439	105,910	102,829	78,525	95,175

Operating income (loss)	(10,729)	(15,658)	(31,648)	(25,602)	(30,426)
Other income (loss), net	74,147	16,578	43,225	6,830	34,605
Interest income (expense), net	(36)	230	1,516	5,062	7,345

Income (loss) from continuing operations before income taxes and equity loss	63,382	1,150	13,093	(13,710)	11,524
Income tax benefit (expense)	(254)	39,510	(357)	3,992	40
Equity loss	(16,022)	(12,131)	(33,702)	(14,416)	(5,461)

Income (loss) from continuing operations	47,106	28,529	(20,966)	(24,134)	6,103
Income (loss) on discontinued operations	802	—	—	995	8,289

Net income (loss)	47,908	28,529	(20,966)	(23,139)	14,392
Less: Net income (loss) attributable to non-controlling interest	1,319	12,995	1,960	468	(1,232)

Net income (loss) attributable to ICG Group, Inc.	$46,589	$15,534	$(22,926)	$(23,607)	$15,624

Basic Income (loss) Per Share Attributable to ICG Group, Inc.:
Income (loss) from continuing operations	$1.26	$0.42	$(0.60)	$(0.64)	$0.20
Income (loss) on discontinued operations	0.02	—	—	0.02	0.22

Basic income (loss) per share	$1.28	$0.42	$(0.60)	$(0.62)	$0.42

Shares used in computation of basic income (loss) per share	36,427	36,660	38,106	37,916	37,570

Diluted Income (loss) Per Share Attributable to ICG Group, Inc.:
Income (loss) from continuing operations	$1.24	$0.42	$(0.60)	$(0.64)	$0.19
Income (loss) on discontinued operations	0.02	—	—	0.02	0.22

Diluted income (loss) per share	$1.26	$0.42	$(0.60)	$(0.62)	$0.41

Shares used in computation of diluted income (loss) per share	37,064	36,705	38,106	37,916	38,106

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$92,639	$55,528	$89,527	$82,031	$120,808
Working capital	$97,150	$73,122	$83,285	$78,749	$78,939
Total assets	$280,989	$330,087	$285,580	$332,431	$354,427
Other long-term debt, net of current portion	$15,458	$645	$3,916	$191	$544
Senior convertible notes	$—	$—	$—	$—	$26,590
Total ICG Group, Inc.’s stockholders’ equity	$223,807	$280,665	$247,509	$304,658	$298,538

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
The Consolidated Financial Statements include the consolidated accounts of ICG Group, Inc. (f/k/a Internet Capital Group, Inc.), a company incorporated in Delaware, and its subsidiaries, both wholly-owned and consolidated (ICG Group, Inc. and all such subsidiaries are collectively hereinafter referred to as “ICG,” the “Company,” “we,” “our,” or “us,”), and have been prepared in accordance with U.S. generally accepted accounting principles (GAAP).
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

Segment Information
(in thousands)
			Total	Reconciling Items			Consolidated
	Core	Venture	Segment	Dispositions	Corporate	Other	Results
For the Year Ended December 31, 2010
Revenue	$115,710	$—	$115,710	$—	$—	$—	$115,710
Net income (loss) attributable to ICG Group, Inc.	$(5,655)	$(4,149)	$(9,804)	$(2,115)	$(17,684)	$76,192	$46,589

For the Year Ended December 31, 2009
Revenue	$90,252	$—	$90,252	$—	$—	$—	$90,252
Net income (loss) attributable to ICG Group, Inc.	$28,503	$(3,197)	$25,306	$(2,102)	$(15,858)	$8,188	$15,534

For the Year Ended December 31, 2008
Revenue	$71,181	$—	$71,181	$—	$—	$—	$71,181
Net income (loss) attributable to ICG Group, Inc.	$(18,999)	$(4,381)	$(23,380)	$(4,759)	$(18,966)	$24,179	$(22,926)
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
The following Consolidated Financial Statements, and the related Notes thereto, of ICG Group, Inc. and the Report of Independent Registered Public Accounting Firm are filed as a part of this Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
ICG Group, Inc. (formerly Internet Capital Group, Inc.):
We have audited the accompanying consolidated balance sheets of ICG Group, Inc. (formerly Internet Capital Group, Inc.) and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in equity, comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICG Group, Inc. (formerly Internet Capital Group, Inc.) and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U. S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ICG Group, Inc.’s (formerly Internet Capital Group, Inc.’s) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Philadelphia, Pennsylvania
March 16, 2011

ICG GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009
	(in thousands, except per share data)
Assets
Current Assets
Cash and cash equivalents	$92,438	$55,481
Restricted cash	201	47
Accounts receivable, net of allowance ($716-2010; $590-2009)	25,832	19,120
Deferred tax assets	4,830	8,147
Income tax receivable	6,314	11,071
Prepaid expenses and other current assets	2,528	2,146
Assets of discontinued operations	—	1,750

Total current assets	132,143	97,762
Marketable securities	—	73,512
Fixed assets, net	5,991	4,179
Ownership interests in partner companies	83,829	97,777
Goodwill	20,317	20,317
Intangibles, net	13,832	14,789
Deferred tax assets	22,973	20,724
Other assets, net	1,904	1,027

Total Assets	$280,989	$330,087

Liabilities
Current Liabilities
Current maturities of long-term debt	$4,623	$381
Accounts payable	1,973	1,590
Accrued expenses	2,777	4,463
Accrued compensation and benefits	15,327	12,218
Deferred revenue	10,293	5,668
Liabilities of discontinued operations	—	320

Total current liabilities	34,993	24,640
Long-term debt	15,458	645
Deferred revenue	60	83
Other liabilities	867	1,010
Hedges of marketable securities	—	547

Total Liabilities	51,378	26,925

Redeemable noncontrolling interest (Note 18)	1,182	1,420

Equity
ICG Group, Inc.’s Stockholders’ Equity
Preferred stock, $0.01 par value; 10,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value; 2,000,000 shares authorized, 39,439 (2010) and 38,796 (2009) issued	39	39
Additional paid-in capital	3,541,044	3,573,347
Treasury stock, at cost, 2,440 shares (2010) and 2,440 shares (2009)	(12,031)	(12,031)
Accumulated deficit	(3,305,299)	(3,351,888)
Accumulated other comprehensive income	54	71,198

Total ICG Group, Inc.’s Stockholders’ Equity	223,807	280,665
Noncontrolling Interest	4,622	21,077

Total Equity	228,429	301,742

Total Liabilities, Redeemable noncontrolling interest and Equity	$280,989	$330,087

See accompanying notes to Consolidated Financial Statements.

ICG GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
	(in thousands, except per share data)

Revenue	$115,710	$90,252	$71,181

Operating expenses
Cost of revenue	71,050	56,920	46,400
Selling, general and administrative	42,206	34,578	36,165
Research and development	10,644	9,015	10,212
Amortization of intangible assets	1,357	205	205
Impairment related and other	1,182	5,192	9,847

Total operating expenses	126,439	105,910	102,829

Operating income (loss)	(10,729)	(15,658)	(31,648)
Other income (loss), net	74,147	16,578	43,225
Interest income	330	446	1,850
Interest expense	(366)	(216)	(334)

Income (loss) from continuing operations before income taxes and equity loss	63,382	1,150	13,093
Income tax benefit (expense)	(254)	39,510	(357)
Equity loss	(16,022)	(12,131)	(33,702)

Income (loss) from continuing operations	47,106	28,529	(20,966)
Income (loss) from discontinued operations, including gain on sale	802	—	—

Net income (loss)	47,908	28,529	(20,966)
Less: Net income attributable to the noncontrolling interest	1,319	12,995	1,960

Net income (loss) attributable to ICG Group, Inc.	$46,589	$15,534	$(22,926)

Amounts attributable to ICG Group, Inc.:
Net income (loss) from continuing operations	$45,977	$15,534	$(22,926)
Net income (loss) from discontinued operations	612	—	—

Net income (loss)	$46,589	$15,534	$(22,926)

Basic income (loss) per share attributable to ICG Group, Inc.:
Income (loss) from continuing operations	$1.26	$0.42	$(0.60)
Income (loss) on discontinued operations	0.02	—	—

Net income (loss)	$1.28	$0.42	$(0.60)

Shares used in computation of basic income (loss) per share	36,427	36,660	38,106

Diluted income (loss) per share attributable to ICG Group, Inc.:
Income (loss) from continuing operations	$1.24	$0.42	$(0.60)
Income (loss) on discontinued operations	0.02	—	—

Net income (loss)	$1.26	$0.42	$(0.60)

Shares used in computation of diluted income (loss) per share	37,064	36,705	38,106

See accompanying notes to Consolidated Financial Statements.

ICG GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	ICG Group, Inc. Stockholders’ Equity
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

See accompanying notes to Consolidated Financial Statements.

ICG GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2010	2009	2008
	(in thousands)

Net income (loss)	$47,908	$28,529	$(20,966)

Other comprehensive income (loss)
Unrealized holding gains (losses) in marketable securities	(4,055)	38,251	(30,028)
Reclassification adjustments/realized net (gains) loss on marketable securities	(67,115)	(21,285)	(634)
Other accumulated other comprehensive income (loss)	26	(70)	117

Comprehensive income (loss)	(23,236)	45,425	(51,511)
Less: Comprehensive income attributable to the noncontrolling interest	1,318	12,925	2,077

Comprehensive income (loss) attributable to ICG Group, Inc.	$(24,554)	$32,500	$(53,588)

See accompanying notes to Consolidated Financial Statements.

ICG GROUP, INC.
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

ICG GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. The Company
Description of the Company
ICG Group, Inc. (f/k/a Internet Capital Group, Inc.) (the “Company”) acquires and builds SaaS, technology-enabled BPO and Internet marketing companies that improve the productivity and efficiency of their business customers. Founded in 1996, the Company devotes its expertise and capital to maximizing the success of these companies.
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

ICG GROUP, INC.
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

ICG GROUP, INC.
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

ICG GROUP, INC.
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

ICG GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. Significant Accounting Policies — (Continued)
Restricted Cash
The Company considers cash that is legally restricted and cash that is held as a compensating balance for letter of credit arrangements as restricted cash. The Company had no long-term restricted cash at December 31, 2010 or 2009.
Marketable Securities
Marketable securities are reported at fair value, based on quoted market prices, with the net unrealized gain or loss reported as a component of “Accumulated Other Comprehensive Income” in ICG Group, Inc.’s Stockholders’ Equity on the Company’s Consolidated Statements of Changes in Equity.
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

ICG GROUP, INC.
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

ICG GROUP, INC.
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

ICG GROUP, INC.
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

ICG GROUP, INC.
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

ICG GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Acquisitions, Discontinued Operations and Pro Forma Information — (Continued)
The following table details revenue, net income (loss) attributable to ICG Group, Inc. and net income (loss) per diluted share attributable to ICG Group, Inc. in the relative period, had the Company owned 80%, 93% and 76% of ICG Commerce, GovDelivery (excluding GovDocs), and InvestorForce, respectively, for the years ended December 31, 2010, 2009 and 2008.

	Year Ended December 31,
	2010	2009	2008
	(in thousands, except for share data)

Revenue	$115,710	$97,283	$76,200

Net income (loss) attributable to ICG Group, Inc.	$46,317	$20,317	$(22,664)

Net income (loss) per diluted share attributable to ICG Group, Inc.	$1.25	$0.55	$(0.62)

4. Goodwill and Intangibles, net
The following table summarizes the activity related to the Company’s goodwill:

Goodwill at December 31, 2008	$26,658
Vcommerce activity (see subsection “Impairments — Consolidated Company”)	(9,714)
Increase due to acquisition of GovDelivery on December 31, 2009	3,373

Goodwill at December 31, 2009	20,317
Activity related to continuing operations for the year ended December 31, 2010	—

Goodwill at December 31, 2010	$20,317

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

ICG GROUP, INC.
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

ICG GROUP, INC.
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

ICG GROUP, INC.
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

ICG GROUP, INC.
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

ICG GROUP, INC.
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

ICG GROUP, INC.
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

ICG GROUP, INC.
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

ICG GROUP, INC.
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

ICG GROUP, INC.
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

ICG GROUP, INC.
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

ICG GROUP, INC.
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
On February 17, 2011, the sale of Metastorm to Open Text was consummated. Metastorm had been a core equity company, and the Company’s portion of Metastorm’s net results was included in the Company’s core segment. Due to the sale of Metastorm, the Company has removed the amount of equity loss related to Metastorm from the core segment and reflected this amount in “Dispositions” in the below table. Had the Company’s equity loss related to Metastorm been included in the core segment, net income (loss) attributable to ICG Group, Inc. for the years ended December 31, 2010, 2009 and 2008 would have been $(8.6) million, $26.0 million and $(23.8) million, respectively.
The following summarizes selected information related to the Company’s segments for the years ended December 31, 2010, 2009 and 2008. All significant intersegment activity has been eliminated. Assets are owned or allocated assets are used by each operating segment.

Segment Information
(in thousands)
			Total	Reconciling Items			Consolidated
	Core	Venture	Segment	Dispositions	Corporate	Other(1)	Results
Year Ended December 31, 2010
Revenue	$115,710	$—	$115,710	$—	$—	$—	$115,710
Net income (loss) attributable to ICG Group, Inc.	$(5,655)	$(4,149)	$(9,804)	$(2,115)	$(17,684)	$76,192	$46,589
Assets (2)	$152,466	$15,149	$167,615	$26,829	$86,545	$—	$280,989

Year Ended December 31, 2009
Revenue	$90,252	$—	$90,252	$—	$—	$—	$90,252
Net income (loss) attributable to ICG Group, Inc.	$28,503	$(3,197)	$25,306	$(2,102)	$(15,858)	$8,188	$15,534
Assets (2)	$161,295	$21,832	$183,127	$31,491	$115,469	$—	$330,087

Year Ended December 31, 2008
Revenue	$71,181	$—	$71,181	$—	$—	$—	$71,181
Net income (loss) attributable to ICG Group, Inc.	$(18,999)	$(4,381)	$(23,380)	$(4,759)	$(18,966)	$24,179	$(22,926)
Assets (2)	$106,531	$8,281	$114,812	$31,843	$138,925	$—	$285,580

(1)	The following table reflects the components in other (in thousands):

	Year Ended December 31,
	2010	2009	2008

Corporate other income (loss) (Note 15)	$74,507	$15,976	$44,277
Corporate income tax benefit (Note 16)	5,918	10,627	330
Noncontrolling interest	(1,319)	(12,995)	(1,960)
Impairment of GoIndustry (Venture) (Note 5)	(2,914)	(544)	(10,204)
Impairment of Vcommerce (Core) (Note 3)	—	(4,876)	(8,264)

	$76,192	$8,188	$24,179

(2)
The Company’s carrying value of Metastorm, the sale of which was consummated of February 17, 2011, has been removed from the core segment in the table above and reflected in Dispositions for all periods presented.

ICG GROUP, INC.
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

ICG GROUP, INC.
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

12. ICG Group, Inc.’s Stockholders’ Equity
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

ICG GROUP, INC.
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

ICG GROUP, INC.
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

ICG GROUP, INC.
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

ICG GROUP, INC.
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

ICG GROUP, INC.
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

ICG GROUP, INC.
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

ICG GROUP, INC.
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

ICG GROUP, INC.
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

ICG GROUP, INC.
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

ICG GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
16. Income Taxes — (Continued)
The effective tax rate differs from the federal statutory rate as follows:

	Year Ended December 31,
	2010	2009	2008
Tax expense (benefit) at statutory rate	35.0%	(35.0)%	(35.0)%
IRS audit adjustment and interest	(1.4)%	(43.4)%	—
Foreign and state taxes	0.8%	(3.2)%	2.1%
Non-deductible expenses and other	(1.8)%	(2.9)%	1.2%
Valuation allowance	(55.1)%	(275.3)%	33.2%
Consolidation of ICG Commerce	74.7%	—	—
Reduction in deferred tax liability	(51.7)%	—	—

	0.5%	(359.8)%	1.5%

17. Net Income (Loss) per Share
The calculations of net income (loss) per share were:

	Year Ended December 31,
	2010	2009	2008
	(in thousands, except shares and per share data)
Basic and Diluted:
Income (loss) from continuing operations	$45,977	$15,534	$(22,926)
Income (loss) on discontinued operations	612	—	—

Net income (loss) attributable to ICG Group, Inc.	$46,589	$15,534	$(22,926)

Basic:
Income (loss) from continuing operations per share	$1.26	$0.42	$(0.60)
Income (loss) on discontinued operations per share	0.02	—	—

Net income (loss) attributable to ICG Group, Inc. per share	$1.28	$0.42	$(0.60)

Diluted:
Income (loss) from continuing operations per share	$1.24	$0.42	$(0.60)
Income (loss) on discontinued operations per share	0.02	—	—

Net income (loss) attributable to ICG Group, Inc. per share	$1.26	$0.42	$(0.60)

Shares used in computation of basic income (loss) per share	36,426,603	36,660,158	38,105,583

Incremental Diluted Shares Impact:
Stock options	65,208	22,776	—
SARs	538,090	—	—
Restricted stock	18,408	241	—
DSUs	15,216	21,801	—

Shares used in the computation of diluted income (loss) per share	37,063,525	36,704,976	38,105,583

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

ICG GROUP, INC.
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

ICG GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
21. Selected Quarterly Financial Information (Unaudited)
The following table sets forth selected quarterly consolidated financial information for the years ended December 31, 2010 and 2009. The operating results for any given quarter are not necessarily indicative of results for any future period.

	Fiscal 2010 Quarter Ended				Fiscal 2009 Quarter Ended
	Mar.31	Jun.30	Sep.30	Dec.31	Mar.31	Jun.30	Sep.30	Dec.31
	(in thousands, except per share data)
Revenue	$25,755	$26,657	$30,222	$33,076	$21,652	$22,077	$22,572	$23,951
Operating Expenses
Cost of revenue	16,682	17,643	18,056	18,669	13,205	14,598	14,402	14,715
Selling, general & administrative	10,434	10,788	9,989	10,995	9,216	9,158	8,347	7,857
Research and development	2,424	2,645	2,729	2,846	2,648	2,592	2,178	1,597
Amortization of intangible assets	339	339	342	337	77	77	51	—
Impairment related and other	72	96	1,004	10	30	3,790	1,244	128

Total operating expenses	29,951	31,511	32,120	32,857	25,176	30,215	26,222	24,297

Operating income (loss)	(4,196)	(4,854)	(1,898)	219	(3,524)	(8,138)	(3,650)	(346)
Other income (loss), net	40,296	24,627	9,196	28	(2,247)	3,246	10,226	5,353
Interest income	61	138	56	75	142	98	98	108
Interest expense	(44)	(25)	(123)	(174)	(84)	(73)	(49)	(10)

Income (loss) before income taxes, equity loss, discontinued operations and noncontrolling interest	36,117	19,886	7,231	148	(5,713)	(4,867)	6,625	5,105
Income tax (expense) benefit	(616)	411	(2,860)	2,811	53	(421)	(516)	40,394
Equity loss	(6,335)	(4,580)	(2,952)	(2,155)	(4,953)	(2,924)	(2,761)	(1,493)

Income (loss) from continuing operations	29,166	15,717	1,419	804	(10,613)	(8,212)	3,348	44,006

Income (loss) from discontinued operations, including gain on sale	(22)	223	601	—	—	—	—	—

Net income (loss)	29,144	15,940	2,020	804	(10,613)	(8,212)	3,348	44,006
Less: Net income attributable to the noncontrolling interest	373	179	229	538	392	337	277	11,989

Net income (loss) attributable to ICG Group, Inc.	$28,771	$15,761	$1,791	$266	$(11,005)	$(8,549)	$3,071	$32,017

Amounts attributable to ICG Group, Inc.:
Net income (loss) from continuing operations	$28,802	$15,570	$1,339	$266	$(11,005)	$(8,549)	$3,071	$32,017
Net income (loss) from discontinued operations	(31)	191	452	—	—	—	—	—

Net income (loss)	$28,771	$15,761	$1,791	$266	$(11,005)	$(8,549)	$3,071	$32,017

Basic income (loss) per share (1)
Income (loss) from continuing operations	$0.79	$0.43	$0.04	$0.01	$(0.30)	$(0.23)	$0.08	$0.87
Income (loss) from discontinued operations	—	—	0.01	—	—	—	—	—

Net income (loss) attributable to ICG Group, Inc.	$0.79	$0.43	$0.05	$0.01	$(0.30)	$(0.23)	$0.08	$0.87

Shares used in computation of basic income (loss) per share (1)	36,305	36,346	36,368	36,684	36,676	36,666	36,676	36,623

Diluted income (loss) per share (1)
Income (loss) from continuing operations	$0.79	$0.42	$0.04	$0.01	$(0.30)	$(0.23)	$0.08	$0.87
Income (loss) from discontinued operations	—	0.01	0.01	—	—	—	—	—

Net income (loss) attributable to ICG Group, Inc.	$0.79	$0.43	$0.05	$0.01	$(0.30)	$(0.23)	$0.08	$0.87

Shares used in computation of diluted income (loss) per share (1)	36,346	37,074	36,956	37,875	36,676	36,666	36,740	36,692

(1)	The sum of quarterly income (loss) per share differs from the full year amount due to changes in the number of shares outstanding during the year.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.

ITEM 9A.	Controls and Procedures
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
Management of ICG Group, Inc. evaluated the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of its internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Board of Directors. Based on this assessment, as of December 31, 2010, the Company’s internal control over financial reporting was effective based on those criteria.
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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
ICG Group, Inc. (formerly Internet Capital Group, Inc.):
We have audited ICG Group, Inc. (formerly Internet Capital Group, Inc.) and subsidiaries (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ICG Group, Inc.’s (formerly Internet Capital Group, Inc.’s) management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, ICG Group, Inc. (formerly Internet Capital Group, Inc.) and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ICG Group, Inc. (formerly Internet Capital Group, Inc.) and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in equity, comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 16, 2011 expressed an unqualified opinion on those consolidated financial statements.
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
2. Financial Statement Schedule
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
ICG Group, Inc. (formerly Internet Capital Group, Inc.):
Under date of March 16, 2011, we reported on the consolidated balance sheets of ICG Group, Inc. (formerly Internet Capital Group, Inc.) and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in equity, comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. The consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits.
In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ KPMG LLP
Philadelphia, Pennsylvania
March 16, 2011

The following financial statement schedule of ICG Group, Inc. for each of the years ended December 31, 2010, 2009 and 2008 should be read in conjunction with our Consolidated Financial Statements and related Notes thereto.
ICG GROUP, INC.
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
2.1
Agreement of Merger, dated February 2, 1999, between Internet Capital Group, L.L.C. and the Company (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1, filed May 11, 1999 (File No. 333-78193)).

3.1.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form 8-A, filed August 4, 1999 (File No. 000-26989)).

3.1.2
Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed March 31, 2003 (File No. 001-16249)).

3.1.3
Second Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed August 9, 2004 (File No. 001-16249)).

3.1.4	Third Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed June 22, 2011 (File No. 001-16249).

3.2	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed June 22, 2011 (File No. 001-16249)).

4.1	Form of Certificate for Company Common Stock (filed herewith).

10.1	Amended and Restated 1999 Equity Compensation Plan of the Company (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed March 5, 2007 (File No. 001-16249)).*

10.2	Third Amended and Restated 2005 Omnibus Equity Compensation Plan of the Company (filed herewith).*

10.3	ICG Amended and Restated Non-Management Director Compensation Plan (filed herewith).*

10.4	Amended and Restated Director Deferred Stock Unit Program of the Company (filed herewith).*

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

Exhibit Number	Document
10.6	2010 Performance Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed March 3, 2010 (File No. 001-16249)).*

10.7	2011 Performance Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 14, 2011 (File No. 001-16249)).*

10.8	Form of Company Restricted Stock Grant Without Performance Acceleration (filed herewith).*

10.9	Form of Company Non-Management Director Restricted Stock Grant (filed herewith).*

10.10
Form of Company Restricted Stock Grant With Performance Acceleration (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 16, 2005 (File No. 001-16249)).*

10.11
Form of Company Stock Option Grant Without Performance Acceleration (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 16, 2005 (File No. 001-16249)).*

10.12
Form of Company Stock Option Grant With Performance Acceleration (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 16, 2005 (File No. 001-16249)).*

10.13
Form of Company Non-Employee Director Initial Stock Option Grant (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 16, 2005 (File No. 001-16249)).*

10.14
Form of Company Non-Employee Director Annual Stock Option Grant (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 16, 2005 (File No. 001-16249)).*

10.15	Form of Company Stock Unit Award Agreement (filed herewith).*

10.16	Form of Company Stock Appreciation Rights Certificate (filed herewith).*

10.17	Form of Company Non-Employee Director Stock Appreciation Rights Certificate (filed herewith).*

10.18.1
Employment Agreement, dated February 28, 2007, by and among Internet Capital Group Operations, Inc., the Company and Walter W. Buckley, III (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 5, 2007 (File No. 001-16249)).*

10.18.2
Amendment 2008-1 to the Employment Agreement, dated as of December 18, 2008, by and between Internet Capital Group Operations, Inc. and Walter W. Buckley, III (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed December 18, 2008 (File No. 001-16249)).*

Exhibit Number	Document
10.18.3
Amendment 2010-1 to the Employment Agreement, dated as of June 18, 2010, by and between Internet Capital Group Operations, Inc. and Walter W. Buckley, III (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed June 24, 2010 (File No. 001-16249)).*

10.19.1
Letter Agreement, dated December 18, 2008, by and between the Company and R. Kirk Morgan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed December 18, 2008 (File No. 001-16249)).*

10.19.2
Letter Agreement, dated June 18, 2010, by and between the Company and R. Kirk Morgan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed June 24, 2010 (File No. 001-16249)).*

10.20.1
Employment Agreement, dated April 18, 2007, by and between the Company and Douglas A. Alexander (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 18, 2007 (File No. 001-16249)).*

10.20.2
Amendment 2008-1 to the Employment Agreement, dated as of December 18, 2008, by and between Internet Capital Group Operations, Inc. and Douglas A. Alexander (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed December 18, 2008 (File No. 001-16249)).*

10.20.3
Amendment 2010-1 to the Employment Agreement, dated as of June 18, 2010, by and between Internet Capital Group Operations, Inc. and Douglas A. Alexander (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed June 24, 2010 (File No. 001-16249)).*

10.21	Form of Restrictive Covenant Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed July 28, 2005 (File No. 001-16249)).*

10.22.1
Amended and Restated Letter of Credit Agreement, dated as of December 18, 2009, by and between Comerica Bank, the Company, ICG Holdings, Inc. and Internet Capital Group Operations, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 22, 2009 (File No. 001-16249)).

10.22.2
Amendment to Amended and Restated Letter of Credit Agreement, dated as of December 17, 2010, by and between Comerica Bank, the Company, ICG Holdings, Inc. and Internet Capital Group Operations, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 21, 2010 (File No. 001-16249)).

10.23.1
Agreement of Lease, dated June 30, 2003, between FV Office Partners, L.P. and Internet Capital Group Operations, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed August 14, 2003 (File No. 001-16249)).

10.23.2
First Amendment to Lease, dated November 20, 2003, between FV Office Partners, L.P. and Internet Capital Group Operations, Inc. (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004 (File No. 001-16249)).

Exhibit Number	Document
10.23.3
Second Amendment to Lease, dated August 21, 2006, by and between Chesterbrook Partners, L.P. (as successor-in-interest to FV Office Partners, L.P.) and Internet Capital Group Operations, Inc. (incorporated by reference to Exhibit 10.33.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed March 16, 2007 (File No. 001-16249)).

10.24
Form of Agreement of Limited Partnership for the Company’s Carried Interest Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current report on Form 8-K, filed December 13, 2007 (File No. 001-16249)).*

10.25	Form of Limited Partnership Interest Grant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed December 13, 2007 (File No. 001-16249)).*

10.26	Company Compensation Clawback Policy (filed herewith).

10.27
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

14.1	Company Corporate Code of Conduct (incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K, filed June 22, 2011 (File No. 001-16249)).

21.1	Subsidiaries of the Company. **

23.1	Consent of KPMG LLP. **

23.2	Consent of Grant Thornton LLP/Metastorm Inc. **

23.3	Consent of KPMG LLP. **

23.4	Consent of Baker Tilly UK Audit LLP/GoIndustry-DoveBid plc (filed herewith).

31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	Consolidated Financial Statements of Metastorm Inc. **

99.2	Consolidated Financial Statements of StarCite, Inc. **

99.3	Consolidated Financial Statements of GoIndustry-DoveBid plc (filed herewith).

*	Management contract or compensatory plan or arrangement.
**	Filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (filed on March 16, 2011).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Security Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 24, 2011	ICG GROUP, INC.
	By:	/s/ R. KIRK MORGAN
		Name:	R. Kirk Morgan
		Title:	Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated, and on the date set forth above.

Signature	Title

/s/WALTER W. BUCKLEY, III	Chief Executive Officer and Chairman of the Board
Walter W. Buckley, III	of Directors (Principal Executive Officer)

/s/R. KIRK MORGAN R. Kirk Morgan	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/DAVID J. ADELMAN	Director
David J. Adelman

Director
David J. Berkman

/s/THOMAS A. DECKER	Director
Thomas A. Decker

/s/DAVID K. DOWNES	Director
David K. Downes

/s/THOMAS P. GERRITY	Director
Thomas P. Gerrity

/s/MICHAEL J. HAGAN	Director
Michael J. Hagan

/s/PETER K. MILLER	Director
Peter K. Miller

/s/PHILIP J. RINGO	Director
Philip J. Ringo