Form 10-Q
period 2011-06-30
ICG GROUP, INC.
filed 2011-08-08
CIK 1085621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to             .

Commission File Number 001-16249

ICG GROUP, INC.

(f/k/a Internet Capital Group, Inc.)

(Exact name of registrant as specified in its charter)

Delaware	23-2996071
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

690 Lee Road, Suite 310, Wayne, PA	19087
(Address of principal executive offices)	(Zip Code)

(610) 727-6900

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The number of shares of the Company’s Common Stock, $0.001 par value per share, outstanding as of August 4, 2011 was 36,970,043 shares.

ICG GROUP, INC.

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

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue” or the negative of such terms or other similar expressions. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this Report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Report might not occur. For a more detailed discussion of some of the foregoing risks and uncertainties, see Item 1A — “Risk Factors” in our Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2010, as well as other reports and registration statements filed by us with the SEC.

PART I – FINANCIAL INFORMATION

Our Companies

The results of operations of our companies are reported within two segments: the “core” reporting segment and the “venture” reporting segment. Our core reporting segment includes the companies in which our management takes a very active role in providing strategic direction and management assistance. We own majority controlling equity positions in (and therefore consolidate the financial results of) three of these core companies, which we call our “consolidated core companies.” We generally own substantial minority equity positions (i.e., the largest equity positions) in our other core companies, which we call our “equity core companies.” We expect to devote relatively large initial amounts of capital to acquire stakes in core companies, particularly consolidated core companies, since any such acquisition would entail the deployment of cash and/or the issuance of ICG Group, Inc. stock to purchase a large equity stake in a target with relatively strong financial characteristics and growth potential.

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

At June 30, 2011, our consolidated core companies consisted of:

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

At June 30, 2011, our equity core companies consisted of:

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

At June 30, 2011, our venture companies consisted of:

Acquirgy, Inc. (“Acquirgy”)

Acquirgy specializes in direct response marketing services and technology that provide customers a wide range of tools to help market their products and services on the Internet and through traditional media channels such as television, radio, and print advertising.

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

Item 1. Financial Statements

ICG GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)
	(in thousands, except per share data)
Assets
Current Assets
Cash and cash equivalents	$132,305	$92,438
Restricted cash	139	201
Accounts receivable, net of allowance ($669-2011; $716-2010)	28,885	25,832
Deferred tax assets	804	4,830
Income tax receivable	—	6,314
Prepaid expenses and other current assets	3,095	2,528

Total current assets	165,228	132,143
Fixed assets, net of accumulated depreciation and amortization ($15,601-2011; $14,009-2010)	6,303	5,991
Ownership interests	51,574	83,829
Goodwill	22,369	20,317
Intangibles, net	13,157	13,832
Deferred tax assets	25,061	22,973
Other assets, net	4,954	1,904

Total Assets	$288,646	$280,989

Liabilities
Current Liabilities
Current maturities of long-term debt	$4,259	$4,623
Accounts payable	2,443	1,973
Accrued expenses	2,698	2,777
Accrued compensation and benefits	10,386	15,327
Deferred revenue	11,093	10,293

Total current liabilities	30,879	34,993
Long-term debt	12,688	15,458
Deferred revenue	—	60
Other liabilities	1,551	867

Total Liabilities	45,118	51,378

Redeemable noncontrolling interest (Note 14)	1,277	1,182

Equity
ICG Group, Inc.’s Stockholders’ Equity
Preferred Stock, $0.01 par value; 10,000 shares authorized, none issued or outstanding	—	—
Common Stock, $0.001 par value; 2,000,000 shares authorized, 39,610 shares (2011) and 39,439 shares (2010) issued	40	39
Additional paid-in capital	3,541,862	3,541,044
Treasury Stock, at cost, 2,507 shares (2011) and 2,440 shares (2010)	(12,801)	(12,031)
Accumulated deficit	(3,292,642)	(3,305,299)
Accumulated other comprehensive income	39	54

Total ICG Group, Inc.’s Stockholders’ Equity	236,498	223,807
Noncontrolling Interest	5,753	4,622

Total Equity	242,251	228,429

Total Liabilities, Redeemable noncontrolling interest and Equity	$288,646	$280,989

See accompanying Notes to Consolidated Financial Statements.

ICG GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands, except per share data)
Revenues	$35,328	$26,657	$69,282	$52,412

Operating expenses
Cost of revenue	21,775	17,643	42,765	34,325
Selling, general and administrative	12,115	10,788	23,702	21,222
Research and development	3,325	2,645	6,454	5,069
Amortization of intangible assets	338	339	675	678
Impairment related and other	82	96	119	168

Total operating expenses	37,635	31,511	73,715	61,462

Operating income (loss)	(2,307)	(4,854)	(4,433)	(9,050)
Other income (loss), net	1,612	24,627	26,558	64,923
Interest income	124	138	208	199
Interest expense	(186)	(25)	(332)	(69)

Income (loss) from continuing operations before income taxes, equity loss and noncontrolling interest	(757)	19,886	22,001	56,003
Income tax (expense) benefit	963	411	(1,977)	(205)
Equity loss	(3,185)	(4,580)	(6,761)	(10,915)

Income (loss) from continuing operations	(2,979)	15,717	13,263	44,883
Income (loss) from discontinued operations	—	223	—	201

Net income (loss)	(2,979)	$15,940	13,263	45,084
Less: Net income attributable to the noncontrolling interest	254	179	606	552

Net income (loss) attributable to ICG Group, Inc.	$(3,233)	$15,761	$12,657	$44,532

Amounts attributable to ICG Group, Inc.:
Net income (loss) from continuing operations	$(3,233)	$15,570	$12,657	$44,372
Net income (loss) from discontinued operations	—	191	—	160

Net income (loss)	$(3,233)	$15,761	$12,657	$44,532

Basic income (loss) per share attributable to ICG Group, Inc.:
Income (loss) from continuing operations	$(0.09)	$0.43	$0.34	$1.23
Income (loss) from discontinued operations	—	—	—	—

Net income (loss)	$(0.09)	$0.43	$0.34	$1.23

Shares used in computation of basic income (loss) per share	36,961	36,346	36,953	36,326

Diluted income (loss) per share attributable to ICG Group, Inc.:
Income (loss) from continuing operations	$(0.09)	$0.42	$0.33	$1.22
Income (loss) from discontinued operations	—	0.01	—	—

Net income (loss)	$(0.09)	$0.43	$0.33	$1.22

Shares used in computation of diluted income (loss) per share	36,961	37,074	37,976	36,518

See accompanying Notes to Consolidated Financial Statements

ICG GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

	ICG Group, Inc. Stockholders’ Equity
							Accumulated
			Treasury Stock,		Additional		Other	Non-
	Common Stock		at cost		Paid-In	Accumulated	Comprehensive	Controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interest	Total
	(in thousands)

Balance as of December 31, 2009	38,796	$39	(2,440)	$(12,031)	$3,573,347	$(3,351,888)	$71,198	$21,077	$301,742
Equity-based compensation related to stock appreciation rights and stock options	—	—	—	—	1,043	—	—	—	1,043
Equity-based compensation related to deferred stock units	—	—	—	—	97	—	—	—	97
Equity-based compensation related to restricted stock	—	—	—	—	76	—	—	—	76
Issuance of deferred stock units to directors, net of forfeitures	46	—	—	—	114	—	—	—	114
Issuance of restricted stock, net of forfeitures	24	—	—	—	(6)	—	—	—	(6)
Exercise of stock appreciation rights, net of surrenders	12	—	—	—	(62)	—	—	—	(62)
Impact of redeemable noncontrolling interest accretion	—	—	—	—	(126)	—	—	—	(126)
Impact of incremental acquisition of ICG Commerce	—	—	—	—	(27,639)	—	18	(7,632)	(35,253)
Impact of subsidiary equity transactions	—	—	—	—	562	—	—	(81)	481
Noncontrolling owners share of Accumulated Other Comprehensive Income of consolidated subsidiary	—	—	—	—	—	—	16	(16)	—
Net unrealized depreciation in marketable securities and reclassification adjustments	—	—	—	—	—	—	(62,199)	—	(62,199)
Net income (loss)	—	—	—	—	—	44,532	—	587	45,119

Balance as of June 30, 2010	38,878	$39	(2,440)	$(12,031)	$3,547,406	$(3,307,356)	$9,033	$13,935	$251,026

Balance as of December 31, 2010	39,439	$39	(2,440)	$(12,031)	$3,541,044	$(3,305,299)	$54	$4,622	$228,429
Equity-based compensation related to stock appreciation rights and stock options	—	—	—	—	1,034	—	—	—	1,034
Equity-based compensation related to deferred stock units	—	—	—	—	353	—	—	—	353
Equity-based compensation related to restricted stock	—	—	—	—	177	—	—	—	177
Issuance of deferred stock units to directors	65	—	—	—	81	—	—	—	81
Issuance of restricted stock	82	—	—	—	—	—	—	—	—
Exercise of stock appreciation rights and stock options, net of surrenders	24	1	—	—	(125)	—	—	—	(124)
Impact of redeemable noncontrolling interest accretion	—	—	—	—	(199)	—	—	—	(199)
Impact of incremental acquisition of ICG Commerce	—	—	—	—	(1,059)	—	—	(261)	(1,320)
Impact of subsidiary equity transactions	—	—	—	—	556	—	—	665	1,221
Repurchase of common stock	—	—	(67)	(770)	—	—	—	—	(770)
Noncontrolling owners share of Accumulated Other Comprehensive Income of consolidated subsidiary	—	—	—	—	—	—	(15)	15	—
Net income (loss)	—	—	—	—	—	12,657	—	712	13,369

Balance as of June 30, 2011	39,610	$40	(2,507)	$(12,801)	$3,541,862	$(3,292,642)	$39	$5,753	$242,251

See accompanying Notes to Consolidated Financial Statements.

ICG GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2011	2010
	(in thousands)
Operating Activities – continuing operations
Net income (loss)	$13,263	$45,084
(Income) loss from discontinued operations	—	(201)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	2,271	1,842
Impairment related and other	119	168
Equity-based compensation	1,780	1,589
Equity loss	6,761	10,915
Other (income) loss	(26,558)	(64,923)
Deferred income taxes	1,496	1,386
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(2,996)	(1,844)
Tax receivable	6,314	4,649
Prepaid expenses and other assets	(739)	226
Accounts payable	539	273
Accrued expenses	13	(1,731)
Accrued compensation and benefits	(4,941)	(3,066)
Deferred revenue	765	2,062
Other liabilities	684	(248)

Cash flows provided by (used in) operating activities	(1,229)	(3,819)
Investing Activities – continuing operations
Capital expenditures, net	(1,865)	(1,803)
Advanced deposits for acquisition of fixed assets	16	26
Change in restricted cash	66	(7)
Proceeds from sales of marketable securities	—	64,866
Proceeds from sales/distributions of ownership interests	51,878	1,836
Proceeds from other distributions	1,424	—
Ownership acquisitions	(4,130)	(434)
Acquisitions by subsidiary	(1,000)	—

Cash flows provided by (used in) investing activities	46,389	64,484
Financing Activities – continuing operations
Acquisition of noncontrolling interest in subsidiary equity	(1,320)	(35,253)
Long-term debt and capital lease obligations, net	(3,127)	(147)
Purchase of treasury stock	(770)	—
Tax withholdings related to equity-based awards	(146)	(63)
Cash received for stock option exercises	22	—
Other financing activities	(49)	6

Cash flows provided by (used in) financing activities	(5,390)	(35,457)
Effect of exchange rates on cash	97	(230)
Discontinued Operations
Cash flows provided by (used in) operating activities	—	310
Cash flows provided by (used in) investing activities	—	(12)
Cash flows provided by (used in) financing activities	—	—

Net increase (decrease) in cash and cash equivalents from discontinued operations	—	298

Net increase (decrease) in cash and cash equivalents	39,867	25,276
Cash and cash equivalents at beginning of period	92,438	55,481

Cash and cash equivalents at the end of period	$132,305	$80,757

See accompanying Notes to Consolidated Financial Statements.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

Description of the Company

ICG Group, Inc. (f/k/a Internet Capital Group, Inc.) (together with its subsidiaries, “ICG”) acquires and builds SaaS and technology-enabled business process outsourcing (BPO) companies that improve the productivity and efficiency of their business customers. Founded in 1996, ICG devotes its expertise and capital to maximizing the success of these companies.

2. Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements contained herein (the “Consolidated Financial Statements”) include the accounts of ICG Group, Inc. and its wholly-owned subsidiaries, wholly-controlled subsidiaries and majority-owned subsidiaries. ICG’s Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010 include the financial position of GovDelivery, ICG Commerce and InvestorForce. ICG’s Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010 include the results of GovDelivery, ICG Commerce and InvestorForce. The Consolidated Financial Statements are unaudited and, in the opinion of management, include all adjustments consisting only of normal and recurring adjustments necessary for a fair presentation of the results for these interim periods. The Consolidated Financial Statements should be read in connection with the consolidated financial statements and notes thereto included in ICG’s Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2010. Results of operations for the three- and six-month periods ended June 30, 2011 are not necessarily indicative of the results of operations expected for the full year.

Principles of Accounting for Ownership Interests

The various interests that ICG acquires in its companies are accounted for using one of three methods: the consolidation method, the equity method and the cost method. The applicable accounting method is generally determined based on ICG’s voting interest in a company.

Consolidation. Companies in which ICG directly or indirectly owns more than 50% of the outstanding voting securities, and for which other stockholders do not possess the right to affect significant management decisions, are generally accounted for under the consolidation method of accounting. Under this method, a subsidiary’s balance sheet and results of operations are reflected within the Consolidated Financial Statements, and all significant intercompany accounts and transactions have been eliminated. Participation of other stockholders in the net assets and in the earnings or losses of a consolidated subsidiary is reflected in the caption “Noncontrolling Interest” in ICG’s Consolidated Balance Sheets and Statements of Operations. Noncontrolling interest adjusts ICG’s consolidated results of operations to reflect only ICG’s share of the earnings or losses of the consolidated subsidiary. The results of operations and cash flows of a consolidated subsidiary are generally included through the latest interim period in which ICG owned a greater than 50% direct or indirect voting interest for the entire interim period or otherwise exercised control over the company. Upon a reduction of ICG’s ownership interest to below 50% of a consolidated company’s outstanding voting securities, the accounting method used for that company is generally adjusted to the equity or cost method of accounting, as appropriate, for subsequent periods.

Equity-based compensation activity at ICG’s consolidated subsidiaries may result in changes to ICG’s equity ownership of those companies. This activity typically results in adjustments to ICG’s carrying value of the relevant consolidated company and ICG’s additional paid-in capital. Any such activity is included in the line item, “Impact of subsidiary equity transactions” in ICG’s Consolidated Statements of Changes in Equity in the relevant period.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. Significant Accounting Policies – (Continued)

Equity Method. Companies that are not consolidated, but over which ICG exercises significant influence, are accounted for under the equity method of accounting and are referred to in this Report as “equity method companies.” Whether or not ICG exercises significant influence with respect to a company depends on an evaluation of several factors, including, among others, representation on the company’s board of directors and equity ownership level, which is generally between a 20% and a 50% interest in the voting securities of an equity method company, as well as voting rights associated with ICG’s holdings in common stock, preferred stock and other convertible instruments in that company. Under the equity method of accounting, a company’s accounts are not reflected in ICG’s Consolidated Balance Sheets and Statements of Operations. ICG’s share of the earnings and/or losses of the company, as well as any adjustments resulting from prior period finalizations of equity income/losses, are reflected in the caption “Equity loss” in ICG’s Consolidated Statements of Operations. For the three and six months ended June 30, 2011, those prior period finalizations are not material. The carrying values of ICG’s equity method companies are reflected in “Ownership interests” in ICG’s Consolidated Balance Sheets.

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

Cost Method. Companies not accounted for under either the consolidation method or equity method of accounting are accounted for under the cost method of accounting and are referred to in this Report as “cost method companies.” ICG’s share of the earnings and/or losses of cost method companies is not included in ICG’s Consolidated Balance Sheets or Consolidated Statements of Operations. However, impairment charges related to cost method companies are recognized in ICG’s Consolidated Statements of Operations. If circumstances suggest that the value of a cost method company with respect to which an impairment charge has been made has subsequently recovered, that recovery is not recorded.

When a cost method company qualifies for use of the equity method, ICG’s interest is adjusted retroactively for its share of the past results of its operations. Therefore, prior losses could significantly decrease ICG’s carrying value balance at the time of any such retroactive adjustment.

ICG initially records its carrying value in companies accounted for under the cost method at cost, unless the equity securities of a cost method company have readily determinable fair values based on quoted market prices, in which case the interests are valued at fair value and classified as marketable securities or some other classification in accordance with guidance for ownership interests in debt and equity securities.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. These estimates include evaluation of ICG’s convertible debt and equity holdings in companies, holdings in marketable securities, asset impairment, revenue recognition, income taxes and commitments and contingencies. These estimates and assumptions are based on management’s best judgments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, such as the current economic environment, that management believes to be reasonable under the circumstances. Management adjusts those estimates and assumptions when facts and circumstances dictate. Volatile equity markets and reductions in information technology spending have combined to increase the uncertainty inherent in those estimates and assumptions. It is reasonably possible that ICG’s accounting estimates with respect to the ultimate recoverability of ICG’s ownership interests in convertible debt and equity holdings, goodwill and the useful life of intangible assets could change in the near term and that the effect of such changes on ICG’s consolidated financial statements could be material. Management believes the recorded amounts of ownership interests, goodwill, intangible assets and other assets are not impaired at June 30, 2011.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. Significant Accounting Policies – (Continued)

Ownership Interests, Goodwill, Intangibles, net and Other Assets, net

ICG evaluates its carrying value in equity method companies and cost method companies continuously to determine whether an other than temporary decline in the fair value of any such company exists and should be recognized. In order to make this determination, ICG considers each such company’s achievement of its business plan objectives and milestones, the fair value of its ownership interest in each such company (which, in the case of any company listed on a public stock exchange, is the quoted stock price of the relevant ownership interest), the financial condition and prospects of each such company, and other relevant factors. The business plan objectives and milestones ICG considers include, among others, those related to financial performance, such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature, such as obtaining key business partnerships or the hiring of key employees. Impairment charges are determined by comparing ICG’s carrying value of a company with its estimated fair value. Fair value is determined by using a combination of estimating the cash flows related to the relevant asset, including estimated proceeds on disposition, and an analysis of market price multiples of companies engaged in lines of business similar to the company being evaluated. ICG concluded that the carrying value of its equity and cost method companies was not impaired as of June 30, 2011 or December 31, 2010. During the six months ended June 30, 2010, ICG recorded an impairment charge in the amount of $2.9 million related to a decline in the fair value of its equity holdings in GoIndustry that ICG believed was other than temporary. See Note 5, “Ownership Interests.”

ICG tests goodwill for impairment annually during the fourth quarter of each year, or more frequently as conditions warrant, and intangible assets when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. ICG concluded that its goodwill and net intangible assets were not impaired as of June 30, 2011 or December 31, 2010. See Note 3, “Goodwill and Intangibles, net.”

Revenue Recognition

During the three and six months ended June 30, 2011 and 2010, ICG’s consolidated revenues were attributable to ICG Commerce, GovDelivery and InvestorForce.

ICG Commerce generates revenue from strategic sourcing and procurement outsourcing services. Procurement outsourcing services generally include a combination of services and technology designed to help companies achieve unit cost savings and process efficiencies. ICG Commerce earns fees for implementation services, start-up services, content and category management (which may include sourcing as described below), hosting fees, buying center management fees, and certain transaction fees. ICG Commerce estimates the total contract value (excluding transaction fees and gain-share fees) under the contractual arrangements it has with its customers and generally recognizes revenue under those arrangements on a straight-line basis over the term of the relevant contract, which approximates the life of the customer relationship. Additionally, performance-based fees are deferred until the contingency is achieved or it is determined from existing data and past experience that the savings will be achieved and then generally recognized on a straight-line basis over the life of the contract, which approximates the life of the customer relationship. Sourcing programs are engagements in which ICG Commerce negotiates prices from certain suppliers on behalf of its customers in certain categories in which ICG Commerce has sourcing expertise. Under sourcing programs, either the customer pays a fixed fee or a gain-share amount for use of the negotiated rates. In fixed-fee sourcing arrangements, revenue is recognized on a proportional performance basis, provided that there is no uncertainty as to ICG Commerce’s ability to fulfill its obligations under the contract or other services that are to be rendered under the contract.

GovDelivery revenues generally consist of nonrefundable setup fees and monthly maintenance and hosting fees. These fees are deferred and recognized as the services are performed, which is typically over the service term. Costs related to performing setup services are expensed as incurred.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. Significant Accounting Policies – (Continued)

InvestorForce generates revenue from license fees earned in connection with hosted services, setup fees and support and maintenance fees, as well as from professional services. Hosted services primarily consist of data aggregation, performance calculation, real-time analysis and automated production of performance reports for the institutional investment community. Generally, InvestorForce charges its clients minimum quarterly base fees for hosted services. These minimum fees are recognized on a pro rata basis over the service term. As the volume of client accounts increases, additional fees apply. These additional fees are recognized in the period in which account volumes exceed the relevant contract minimum. Setup and support and maintenance fees are deferred and recognized ratably over the service term. Revenue for professional services, which consist of the creation of custom platform enhancements, is recognized when the platform is delivered to, and can be used by, the customer.

Concentration of Customer Base and Credit Risk

No customer represented more than 10% of ICG’s consolidated revenue for the three and six months ended June 30, 2011. For both the three and six months ended June 30, 2010, two customers of ICG Commerce each represented approximately 11% of ICG’s consolidated revenue.

Reclassifications

Certain amounts in the prior-year financial statements have been reclassified to conform to the current presentation. The impact of these changes is not material and did not affect net income (loss).

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued accounting guidance related to the presentation of other comprehensive income and its components in the financial statements. This guidance provides two options for presenting the total of comprehensive income, the components of net income and the components of other comprehensive income. This guidance will become effective for ICG on January 1, 2012 and must be applied retrospectively. ICG does not expect the adoption of this guidance to have a significant impact on the Consolidated Financial Statements.

In May 2011, the FASB issued accounting guidance that results in common fair value measurement and disclosure requirements in financial statements governed by GAAP and International Financial Reporting Standards. The guidance changes the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements, and clarifies the FASB’s intent about the application of existing fair value measurement requirements. This guidance will become effective for ICG on January 1, 2012 and must be applied prospectively. ICG does not expect the adoption of this guidance to have a significant impact on the Consolidated Financial Statements.

In December 2010, the FASB issued accounting guidance related to the two-step approach for impairment testing of reporting units with zero or negative carrying amounts. This guidance requires companies to consider adverse qualitative factors, in addition to quantitative factors, in its assessment of whether the carrying amount of a reporting unit exceeds its fair value if it is more likely than not that a goodwill impairment exists for a reporting unit with a zero or negative carrying amount, and to determine whether goodwill has been impaired and calculate the amount of that impairment. This guidance became effective for ICG on January 1, 2011 and did not impact the Consolidated Financial Statements.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. Significant Accounting Policies – (Continued)

In December 2010, the FASB issued accounting guidance related to reporting pro forma information for business combinations in the footnotes of a company’s financial statements, and requires that entities presenting comparative financial statements should disclose pro forma revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period and carry forward any related adjustments through the current reporting period. This guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination(s) included in the reported pro forma revenue and earnings. This guidance became effective for ICG on January 1, 2011 and will be applied to any acquisitions that occur on or after that date.

In October 2009, the FASB issued accounting guidance related to revenue recognition for transactions with multiple deliverables, which impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. This guidance became effective for ICG on January 1, 2011 and did not impact the Consolidated Financial Statements.

In October 2009, the FASB issued accounting guidance related to certain revenue arrangements that include software elements, which amends the scope of pre-existing software revenue guidance. This guidance became effective for ICG on January 1, 2011 and did not impact the Consolidated Financial Statements.

3. Goodwill and Intangibles, net

The following table summarizes the activity related to ICG’s goodwill (in thousands):

Goodwill at December 31, 2010	$20,317
Increase in goodwill due to acquisition	2,052

Goodwill at June 30, 2011	$22,369

As of June 30, 2011 and December 31, 2010, all of ICG’s goodwill was allocated to the core segment.

The following table summarizes ICG’s intangible assets from continuing operations (in thousands):

		As of June 30, 2011
Intangible Assets	Useful Life	Gross Carrying Amount Related to Continuing Operations	Accumulated Amortization	Net Carrying Amount
Customer relationships	11 years	$12,759	$(1,746)	$11,013
Trademarks/trade names	11 years	1,320	(180)	1,140
Technology	10 years	710	(106)	604

		14,789	(2,032)	12,757
Other intellectual property	Indefinite	400	—	400

		$15,189	$(2,032)	$13,157

		As of December 31, 2010
Intangible Assets	Useful Life	Gross Carrying Amount Related to Continuing Operations	Accumulated Amortization	Net Carrying Amount
Customer relationships	11 years	$12,759	$(1,166)	$11,593
Trademarks/trade names	11 years	1,320	(120)	1,200
Technology	10 years	710	(71)	639

		14,789	(1,357)	13,432
Other intellectual property	Indefinite	400	—	400

		$15,189	$(1,357)	$13,832

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. Goodwill and Intangibles, net – (Continued)

Amortization expense for intangible assets during the three and six months ended June 30, 2011 was $0.3 million and $0.7 million, respectively. Amortization expense for the three and six months ended June 30, 2010 was $0.3 million and $0.7 million, respectively. ICG amortizes intangibles using the straight line method.

Remaining estimated amortization expense is as follows (in thousands):

2011 (remaining six months)	$676
2012	1,351
2013	1,351
2014	1,351
2015	1,351
Thereafter	6,677

Remaining amortization expense	$12,757

During the three months ended June 30, 2011, ICG Commerce acquired Neuwing Energy Ventures, LLC (“Neuwing”). ICG Commerce is currently in the process of completing the purchase accounting related to this acquisition. ICG Commerce expects to record goodwill and intangible assets related to this acquisition. Until such time as the purchase price allocation is completed, the estimated total amount of intangible assets acquired is included in goodwill.

Impairments

ICG completes its annual impairment testing in the fourth quarter of each year, or more frequently as conditions warrant. There were no impairment charges related to goodwill or intangible assets associated with ICG’s consolidated subsidiaries during the six-month periods ended June 30, 2011 and 2010.

4. Consolidated Core Companies

During the three months ended June 30, 2010, ICG increased its equity ownership in ICG Commerce from 64% to 76% through its acquisition of stock from another ICG Commerce stockholder. Between July 1, 2010 and June 30, 2011, ICG’s equity ownership interest in ICG Commerce further increased from 76% to 81%. The overall 5% increase during that time is attributable to ownership increases resulting from ICG’s acquisition of a 5% equity interest through a tender offer made to other ICG Commerce stockholders in July 2010 and its acquisition of a 1% equity interest from other ICG Commerce stockholders in May 2011, which increases were offset by ownership decreases totaling 1% that resulted from various equity compensation transactions during the period (primarily in 2010) and ICG Commerce’s issuance of additional shares of stock in connection with its acquisition of Neuwing in June 2011.

On August 31, 2010, GovDelivery completed the sale of its GovDocs subsidiary for aggregate consideration of $1.8 million, which consisted of a combination of cash ($0.7 million), the redemption of shares of GovDelivery’s Series AA Preferred Stock held by the purchaser (valued at $0.8 million) and a secured promissory note (for $0.3 million, which was repaid during the six months ended June 30, 2011). As a result of GovDelivery’s redemption of shares of its Series AA Preferred Stock in connection with the sale of GovDocs, ICG’s equity ownership interest in GovDelivery increased from 89% as of June 30, 2010 to 93% as of June 30, 2011.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. Consolidated Core Companies – (Continued)

The revenue and operating activities of GovDocs resulting in net income of $0.3 million and $0.4 million have been removed from the line items in which they were reported for the three and six months ended June 30, 2010, respectively, and the resulting net income is included in “Income (loss) from discontinued operations” on ICG’s Consolidated Statements of Operations for the relevant period. To the extent it related to GovDocs, amortization expense associated with intangible assets and purchase price adjustments related to deferred revenue of $0.1 million and $0.2 million have also been reclassified and are included in “Income (loss) from discontinued operations” on ICG’s Consolidated Statements of Operations for the three and six months ended June 30, 2010, respectively.

Restricted stock awards granted, partially offset by stock repurchases, at InvestorForce reduced ICG’s equity ownership interest in InvestorForce from 80% as of June 30, 2010 to 78% as of June 30, 2011.

Revenue, net income (loss) attributable to ICG Group, Inc. and net income (loss) per diluted share attributable to ICG Group, Inc. would have been $26.7 million, $15.9 million and $0.43 per share, respectively, for the three months ended June 30, 2010, had ICG owned 81% of ICG Commerce, 93% of GovDelivery (excluding GovDocs), and 78% of InvestorForce during that period. Revenue, net income (loss) attributable to ICG Group, Inc. and net income (loss) per diluted share attributable to ICG Group, Inc. would have been $52.4 million, $44.9 million and $1.23 per share, respectively, for the six months ended June 30, 2010, had ICG owned 81% of ICG Commerce, 93% of GovDelivery (excluding GovDocs), and 78% of InvestorForce during that period. The Neuwing acquisition would not have significantly impacted prior period results.

5. Ownership Interests

Equity Method Companies

The following unaudited summarized financial information relates to ICG’s core and venture companies accounted for under the equity method of accounting as of June 30, 2011 and December 31, 2010, and for the three and six months ended June 30, 2011 and 2010, and has been compiled from the financial statements of those core and venture companies.

Balance Sheets (Unaudited)

	June 30, 2011 (1)	December 31, 2010 (2)
	(in thousands)
Cash and cash equivalents	$14,628	$53,160
Other current assets	41,198	63,299
Non-current assets	105,478	157,899

Total assets	$161,304	$274,358

Current liabilities	$65,608	$118,583
Non-current liabilities	12,125	23,097
Long-term debt	21,048	17,771
Stockholders’ equity	62,523	114,907

Total liabilities and stockholders’ equity	$161,304	$274,358

Total carrying value	$51,574	$83,829

(1)	Includes (ICG voting ownership): Acquirgy (25%), Channel Intelligence (49%), Freeborders (31%), GoIndustry (26%), SeaPass (26%), StarCite (36%) and WhiteFence (36%).
(2)

Includes (ICG voting ownership): Acquirgy (25%), Channel Intelligence (49%), ClickEquations, Inc. (“ClickEquations”) (33%), Freeborders (31%), GoIndustry (26%), Metastorm Inc. (“Metastorm”) (33%), SeaPass (26%), StarCite (36%) and WhiteFence (36%).

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Ownership Interests – (Continued)

As of June 30, 2011, ICG’s aggregate carrying value in its equity method companies exceeded ICG’s share of the net assets of those companies by approximately $32.2 million. Of this excess, $21.9 million has been allocated to goodwill, which is not amortized, and $10.3 million has been allocated to intangibles, which are generally being amortized over periods ranging from three to seven years. As of December 31, 2010, this excess was $47.9 million, $36.5 million of which was allocated to goodwill, and $11.4 million of which was allocated to intangibles. Amortization expense associated with these intangibles was $0.5 million and $1.1 million for the three and six months ended June 30, 2011, respectively. Amortization expense associated with these intangibles was $0.7 million and $1.4 million for the three and six months ended June 30, 2010, respectively. This amortization expense is included in the table below in the line item “Amortization of intangible assets” and is included in “Equity loss” on ICG’s Consolidated Statements of Operations.

Results of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011 (1)	2010 (3)	2011 (2)	2010 (3)
	(in thousands)		(in thousands)
Revenue	$42,531	$58,112	$92,672	$114,685

Net income (loss)	$(7,208)	$(9,659)	$(17,032)	$(18,318)

Equity loss excluding impairments and amortization of intangible assets	$(2,649)	$(3,882)	$(5,639)	$(6,596)
Impairment charge of GoIndustry	—	—	—	(2,914)
Amortization of intangible assets	(536)	(698)	(1,122)	(1,405)

Total equity loss	$(3,185)	$(4,580)	$(6,761)	$(10,915)

(1)	Includes Acquirgy, Channel Intelligence, ClickEquations (to June 14, 2011, the date of disposition), Freeborders, GoIndustry, SeaPass, StarCite and WhiteFence.
(2)

Includes Acquirgy, Channel Intelligence, ClickEquations (to June 14, 2011, the date of disposition), Freeborders, GoIndustry, Metastorm (to February 17, 2011, the date of disposition), SeaPass, StarCite and WhiteFence.

(3)	Includes Acquirgy, Channel Intelligence, ClickEquations, Freeborders, GoIndustry, Metastorm, SeaPass, StarCite and WhiteFence.

Impairments – Equity Companies

ICG performs ongoing business reviews of its equity and cost method companies to determine whether ICG’s carrying value in these companies is impaired. ICG determined its carrying value in its equity and cost method companies was not impaired during the three and six months ended June 30, 2011. During the three and six months ended June 30, 2010, ICG recorded impairment charges of $2.9 million to reduce its basis in GoIndustry, a venture company accounted for under the equity method, as a result of declines in the fair value of ICG’s equity holdings in that company during the relevant period. The carrying value of ICG’s ownership interest in GoIndustry was $1.5 million and $2.3 million as of June 30, 2011 and December 31, 2010, respectively. The fair value of ICG’s equity holdings in GoIndustry was $4.3 million and $3.5 million as of June 30, 2011 and December 31, 2010, respectively, based upon the per share closing price for GoIndustry’s common stock on those respective dates.

Other Equity Company Information

On February 17, 2011, Metastorm, an equity core company, was sold to Open Text Corporation. ICG’s portion of the sale proceeds was $53.0 million; $51.3 million of those proceeds were received at closing on February 17, 2011. The remainder was placed in escrow in connection with a customary indemnification holdback. As a result of this transaction, ICG recorded a gain of $24.9 million during the six months ended June 30, 2011 that is included in “Other income (loss)” on ICG’s Consolidated Statements of Operations. ICG will record a gain in the amount of the escrowed proceeds received, if any, in the period in which ICG is entitled to receive such proceeds, the amount is fixed or determinable and realization is assured.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Ownership Interests – (Continued)

On June 14, 2011, Channel Intelligence acquired substantially all of the assets of ClickEquations, primarily in exchange for Channel Intelligence preferred stock that was distributed to ClickEquations’ stockholders, including ICG. The transaction diluted ICG’s ownership in Channel Intelligence and, accordingly, ICG recorded a dilution gain of $0.5 million. Based on the excess of the specified value of the Channel Intelligence preferred stock received by ICG in the transaction over ICG’s carrying value of ClickEquations on the transaction date, ICG recorded a loss on the sale of ClickEquations in the amount of $0.8 million. Both the dilution gain and the loss on the sale transaction are included in “Other income (loss)” on ICG’s Consolidated Statements of Operations for the three and six months ended June 30, 2011.

In connection with the Channel Intelligence/ClickEquations transaction, ICG and Channel Intelligence entered into a loan agreement under which Channel Intelligence borrowed $1.0 million from ICG on June 14, 2011. The loan, which matures on June 14, 2014, bears interest at an annual rate of 15% and requires quarterly principal and interest payments beginning in the second quarter of 2012. Under the loan agreement, Channel Intelligence is entitled to borrow an additional $1.5 million from ICG on or before June 11, 2013 to facilitate its operations.

Other

ICG’s carrying value of its holdings in cost method companies was $4.2 million and $1.3 million as of June 30, 2011 and December 31, 2010, respectively. Those amounts are reflected in “Other assets, net” on ICG’s Consolidated Balance Sheets in the relevant periods.

ICG owns approximately 9% of Anthem Ventures Fund, L.P. (formerly eColony, Inc.) and Anthem Ventures Annex Fund, L.P. (collectively, “Anthem”), which invest in technology companies. ICG acquired its interest in Anthem in 2000 and currently has no carrying value in Anthem. Accordingly, the receipt of distributions from Anthem by ICG would result in a gain at the time ICG receives those distributions. During the three and six months ended June 30, 2011, ICG received a distribution from Anthem. See Note 10, “Other Income (Loss).”

Escrow Information

During the three months ended June 30, 2011, ICG received a distribution of $0.5 million of previously escrowed funds that related to a sale of ICG’s equity holdings in a former cost method company. See Note 10, “Other Income (Loss).”

As of June 30, 2011, ICG had 13,069 outstanding shares of Intercontinental Exchange, Inc. (“ICE”) common stock remaining in escrow; the stock was valued at $1.6 million based on the June 30, 2011 closing stock price of ICE’s common stock. Additionally, ICG had outstanding aggregate cash proceeds, subject to ongoing indemnity claims, of $2.3 million associated with escrowed proceeds from sales of former equity method and cost method companies, including the Metastorm sale. The release of additional escrowed proceeds, if any, to ICG would result in additional gains at the time ICG is entitled to such proceeds, the amount is fixed or determinable and realization is assured, which events are anticipated to occur at various times between November 2011 and August 2012.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Financial Instruments

Derivative Financial Instruments

During the three and six months ended June 30, 2011 and 2010, ICG Commerce utilized average rate currency options with quarterly expirations to mitigate the risk of currency fluctuations at ICG Commerce’s operations in the United Kingdom, Europe, Asia and South America. The net mark-to-market adjustments recognized by ICG Commerce are detailed in the table below and represent the premiums paid for the options by ICG Commerce, as well as the change in value of the options related to the fluctuation of exchange rates during the relevant period.

In 2010, ICG Commerce entered into an interest rate swap hedge agreement with PNC Bank to mitigate the risk of fluctuations in the variable interest rate related to ICG Commerce’s term loan with PNC Bank. The net mark-to-market adjustments recognized by ICG Commerce are detailed in the table below and represent the change in value of the swap related to the fluctuations in the applicable interest rates during the relevant periods. This instrument is set to mature in 2015. See Note 7, “Debt.”

From February 2006 to July 2010, ICG managed its exposure to price fluctuations of Blackboard common stock through the use of cashless collar contracts. Although these instruments were derivative securities, their economic risks were similar to, and managed on the same basis as, the risks associated with the Blackboard common stock held by ICG. The cashless collar contracts were marked to market through earnings each period, the impact of which is detailed in the table below. The income or loss was primarily driven by the change in the closing price of Blackboard common stock from the beginning to the end of the relevant quarter. The mark-to-market impact was generally expense if Blackboard’s stock price rose, or income if Blackboard’s stock price declined, during the relevant quarter. During the three and six months ended June 30, 2010, ICG terminated cashless collar contracts underlying a total of 125,000 shares and 375,000 shares, respectively, of Blackboard common stock. Additionally, two other cashless collar contracts underlying a total of 375,000 shares of Blackboard common stock expired during the six months ended June 30, 2010. There were no cashless collar contracts outstanding as of June 30, 2011 or December 31, 2010.

The following table presents the classifications and fair values of our derivative instruments as of June 30, 2011 and December 31, 2010:

Consolidated Balance Sheets
Derivative	Classification	June 30, 2011	December 31, 2010
		(in thousands)
Average rate currency options	Other assets, net	$52	$—
Interest rate swap	Accrued expenses	$(44)	$(12)

The following table presents the mark-to-market impact on earnings resulting from ICG’s hedging activities for the three- and six-month periods ended June 30, 2011 and 2010:

Consolidated Statements of Operations
		Three months ended June 30,		Six months ended June 30,
Derivatives	Classification	2011	2010	2011	2010
		(in thousands)
Average rate currency options	Other income (loss), net	$6	$64	$(142)	$16
Interest rate swap	Interest expense	$(55)	$—	$(32)	$—
Cashless collar contracts	Other income (loss), net	$—	$30	$—	$732

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Financial Instruments – (Continued)

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

Level 3 – Unobservable inputs to the valuation techniques that are significant to the fair value of the asset or liability.

The fair values of ICG’s financial assets measured at fair value on a recurring basis were as follows:

	Balance at
	June 30, 2011	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents (money market accounts)	$126,082	$126,082	$—	$—
Hedges of foreign currency risk *	52	—	52	—
Hedges of interest rate risk *	(44)	—	(44)	—

	$126,090	$126,082	$8	$—

	Balance at
	December 31, 2010	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents (money market accounts)	$81,205	$81,205	$—	$—
Hedges of interest rate risk *	(12)	—	(12)	—

	$81,193	$81,205	$(12)	$—

*	ICG’s respective counterparties under these arrangements provide quarterly statements of the market values of these instruments based on significant inputs that are observable or can be derived principally from, or corroborated by, observable market data for substantially the full term of the relevant asset or liability.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. Debt

Long-Term Debt

ICG’s consolidated long-term debt was $16.9 million and $20.1 million as of June 30, 2011 and December 31, 2010, respectively. This long-term debt relates to its consolidated core companies and primarily consists of a term loan at ICG Commerce that was entered into in August 2010. The current maturities of long-term debt in the table below are due within one year, and the remaining long-term debt at June 30, 2011 is due at various times through 2015.

		As of
	Interest Rates	June 30, 2011	December 31, 2010
		(in thousands)

ICG Commerce term loan	2.01-3.09%	$16,667	$18,667
Capital leases	2.25-12.98%	262	503
Other debt	8.25-10.27%	18	911

		16,947	20,081
Current maturities		(4,259)	(4,623)

Long-term debt		$12,688	$15,458

Loan and Credit Agreements

On August 3, 2010, ICG Commerce and a number of its wholly-owned subsidiaries entered into a loan agreement with PNC Bank pursuant to which the company is able to borrow up to $15.0 million under a revolving line of credit. The line of credit matures on August 2, 2013, and provides for the issuance by the bank of up to $5.0 million of letters of credit, subject to specified fees and other terms. The line of credit is also subject to a 0.25% per annum unused commitment fee that is payable to the bank quarterly. Also on August 3, 2010, ICG Commerce and the other borrowing companies under the line of credit borrowed $20.0 million under a term loan with PNC Bank. The proceeds from the term loan were used to fund a cash dividend paid to certain stockholders of ICG Commerce, including ICG, on August 4, 2010. ICG Commerce paid a nonrefundable $0.2 million commitment fee to PNC Bank upon the consummation of the new line of credit and term loan.

Both the line of credit and the term loan are secured by a first priority lien on the assets of the borrowing companies. The term loan and the line of credit both bear interest at either a base rate equal to the highest of PNC Bank’s prime rate, the sum of the Federal Funds Open Rates plus 0.5% and the sum of the daily LIBOR rate plus 1.0%, or a daily to six month LIBOR rate plus a margin ranging from 1.75% to 2.5% depending on the then-current debt-to-EBITDA ratio of the borrowing companies, at ICG Commerce’s option. On August 6, 2010, ICG Commerce entered into an interest rate swap hedge agreement whereby 50% of the term loan was effectively converted to a fixed interest rate of 1.34% by the hedge agreement. ICG Commerce will still be required to pay the interest rate margin described above on the converted portion of the term loan, which would result in a final interest rate of between 3.09% and 3.84%. The termination date of the hedge agreement is August 1, 2015. ICG Commerce has the right, but not the obligation, to terminate the hedge agreement, without cause and without penalty, on August 1, 2012.

At June 30, 2011, the effective interest rate being paid by ICG Commerce under the term loan, including the applicable margin, was 2.01% for the portion of the loan tied to a floating LIBOR rate and 3.09% for the portion of the loan covered by the interest rate swap hedge agreement. Any outstanding principal and interest under the line of credit will become due and payable periodically through August 2, 2013. The principal under the term loan is payable in $0.3 million monthly installments through August 1, 2015, and any outstanding interest under the term loan will become due and payable periodically through August 1, 2015. Both the line of credit and the term loan are subject to a number of financial and other covenants that are specified in the loan documents. There were no amounts outstanding under the PNC Bank line of credit agreement as of June 30, 2011 or December 31, 2010.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. Debt – (Continued)

On December 18, 2009, ICG entered into an amended and restated letter of credit agreement with Comerica Bank (the “LC Agreement”) that provides for the issuance of letters of credit of up to $10.0 million, subject to a cash-secured borrowing base as defined by the LC Agreement. On December 17, 2010, the LC Agreement was extended to December 16, 2011. Under the LC Agreement, ICG will pay Comerica Bank issuance fees of 0.50% per annum of the outstanding face amount of each issued letter of credit. The LC Agreement is also subject to a 0.25% per annum unused commitment fee payable to the bank on a quarterly basis. No amounts were outstanding under the LC Agreement at June 30, 2011 or December 31, 2010.

8. Segment Information

ICG has two reporting segments: the “core” segment and the “venture” segment. Companies in which ICG holds convertible debt or equity interests that are not deemed to be marketable securities are included in either the core or venture segment, while companies in which ICG holds equity interests that have been designated as marketable securities are considered “corporate” assets. At June 30, 2011, the core segment includes the results of ICG’s consolidated core companies, records ICG’s share of earnings and losses of its equity core companies and captures ICG’s carrying value in its consolidated core companies and equity core companies. At June 30, 2011, the venture segment records ICG’s share of earnings and losses of venture companies accounted for under the equity method of accounting and captures ICG’s carrying value in its venture companies.

The core reporting segment includes companies in which ICG’s management takes a very active role in providing strategic direction and management assistance. ICG owns majority controlling equity positions or substantial minority equity positions (i.e., the largest equity positions) in those companies. ICG expects to devote relatively large initial amounts of capital to acquire stakes in core companies, particularly consolidated core companies, since any such acquisition would entail the deployment of cash and/or the issuance of ICG stock to purchase a large equity stake in a target with relatively strong financial characteristics and growth potential. The venture reporting segment includes companies to which ICG generally devotes less capital, holds relatively smaller ownership stakes and generally has less influence over the strategic directions and management decisions than core companies.

Approximately 7% of ICG’s consolidated revenues for both the three and six months ended June 30, 2011 relates to sales generated in the United Kingdom, primarily by ICG Commerce. Approximately 8% of ICG’s consolidated revenue for both the three and six months ended June 30, 2010 relates to sales generated in the United Kingdom primarily by ICG Commerce. The remaining consolidated revenues for the three and six months ended June 30, 2011 and 2010 primarily relate to sales generated in the United States. As of June 30, 2011 and December 31, 2010, ICG’s assets were located primarily in the United States.

On February 17, 2011, Metastorm, which had been an equity core company, was sold. Prior to the sale, ICG’s portion of Metastorm’s net results was included in ICG’s core segment. Following the sale, the amount of equity loss related to Metastorm has been removed from the core segment and reflected in “Dispositions” in the table below. In addition, ICG’s basis in Metastorm has been removed from core segment assets and reflected in “Dispositions” as of December 31, 2010 in the table below.

On June 14, 2011, ClickEquations, which had been a venture company accounted for under the equity method, was sold. Prior to the sale, ICG’s portion of ClickEquations’ net results was included in ICG’s venture segment. Following the sale, the amount of equity loss related to ClickEquations has been removed from the venture segment and reflected in “Dispositions” in the table below for all periods presented. In addition, ICG’s basis in ClickEquations has been removed from venture segment assets and reflected in “Dispositions” as of December 31, 2010 in the table below.

Also included in “Dispositions” in the table below are the net results, including intangible asset amortization and purchase price adjustments, of GovDelivery’s GovDocs subsidiary, which was sold during 2010.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. Segment Information – (Continued)

The following presentation summarizes selected information related to ICG’s segments for the periods indicated. All significant intersegment activity has been eliminated. Assets are owned or allocated assets used by each reporting segment.

Segment Information
(in thousands)
				Reconciling Items
	Core	Venture	Total Segment	Dispositions	Corporate	Other(1)	Consolidated Results
Three Months Ended June 30, 2011
Revenues	$35,328	$—	$35,328	$—	$—	$—	$35,328
Net income (loss) attributable to ICG Group, Inc.	$367	$(1,118)	$(751)	$(497)	$(4,420)	$2,435	$(3,233)

Three Months Ended June 30 , 2010
Revenues	$26,657	$—	$26,657	$—	$—	$—	$26,657
Net income (loss) attributable to ICG Group, Inc.	$(2,989)	$(1,049)	$(4,038)	$(1,228)	$(4,667)	$25,694	$15,761

Six Months Ended June 30, 2011
Revenues	$69,282	$—	$69,282	$—	$—	$—	$69,282
Net income (loss) attributable to ICG Group, Inc.	$984	$(2,629)	$(1,645)	$(1,001)	$(8,985)	$24,288	$12,657

Six Months Ended June 30, 2010
Revenues	$52,412	$—	$52,412	$—	$—	$—	$52,412
Net income (loss) attributable to ICG Group, Inc.	$(5,252)	$(1,935)	$(7,187)	$(2,188)	$(9,139)	$63,046	$44,532

(1)	Components of Other

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Corporate other income (loss) (Note 10)	$1,601	$24,762	$26,465	$65,401
Noncontrolling interest	(254)	(179)	(606)	(552)
Impairment of GoIndustry (Venture) (Note 5)	—	—	—	(2,914)
Income tax benefit (expense) (Note 11)	1,088	1,111	(1,571)	1,111

	$2,435	25,694	$24,288	$63,046

	Core	Venture	Total Segment	Dispositions	Corporate	Other	Consolidated Results
Assets as of:
June 30, 2011	$160,040	$9,713	$169,753	$—	$118,893	$—	$288,646

Assets as of:
December 31, 2010	$157,273	$12,343	$169,616	$29,635	$81,738	$—	$280,989

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. Equity-Based Compensation

Equity-based compensation for these periods is primarily included in “Selling, general and administrative” on ICG’s Consolidated Statements of Operations. The following table provides additional information related to ICG’s equity-based compensation:

					Unrecognized Equity-Based Compensation at June 30, 2011	Weighted Average Years Remaining of Equity-Based Compensation Expense at June 30, 2011
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands, except weighted average years)
SARs	$526	$529	$1,034	$1,043	$6,449	3.1
Stock Options	—	—	—	—	1	1.5
Restricted Stock	42	38	77	76	1,172	3.7
DSUs	268	51	353	97	480	0.7

Equity-Based Compensation	$836	$618	$1,464	$1,216	$8,120
Equity-Based Compensation for Consolidated Core Companies	210	234	316	373	1,358	3.4

Equity-Based Compensation	$1,046	$852	$1,780	$1,589	$9,460

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

During the three and six months ended June 30, 2011, ICG granted 275,625 SARs to employees and a non-management director at a weighted-average base price of $12.15 per share and a weighted-average fair value of $6.58 per share. During the three months ended June 30, 2010, ICG granted 25,000 SARs to a non-management director at a base price of $8.76 per share and a fair value of $4.69 per share. During the six months ended June 30, 2010, ICG granted 1,406,940 SARs to employees and a non-management director at a weighted-average base price of $6.79 per share and a weighted-average fair value of $3.96 per share. During the three and six months ended June 30, 2011, 17,188 and 98,057 SARs were exercised, respectively. These exercises resulted in the issuance of 1,576 and 19,998 shares of ICG’s Common Stock during the three and six months ended June 30, 2011, respectively. During the three and six months ended June 30, 2010, 55,000 SARs were exercised, which resulted in the issuance of 11,676 shares of ICG’s Common Stock during that period. There were 4,149,453 and 3,971,885 SARs outstanding at June 30, 2011 and December 31, 2010, respectively. The aggregate intrinsic values of the SARs outstanding at June 30, 2011 and December, 31, 2010 were $18.8 million and $27.0 million, respectively.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. Equity-Based Compensation – (Continued)

Stock Options

The fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model. Stock options generally vest over four years. There were no stock options granted during the three and six months ended June 30, 2011 and 2010, respectively. During the three and six months ended June 30, 2011, 3,125 and 3,425 stock options were exercised, respectively. There were no stock options exercised during the three and six months ended June 30, 2010. During the three and six months ended June 30, 2011, 42,117 and 69,117 stock options expired, respectively. During the three and six months ended June 30, 2010, 23,678 and 25,626 stock options expired, respectively. There were 238,627 and 311,169 stock options outstanding as of June 30, 2011 and December 31, 2010, respectively.

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

The following assumptions were used to determine the fair value of SARs granted to employees by ICG during the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Expected volatility	56%	60%	56%	60%
Average expected life of SAR (in years)	5.25-6.25	5.25	5.25-6.25	2.75-6.25
Risk-free interest rate	1.62-1.97%	2.12%	1.62-1.97%	1.55-2.92%
Dividend yield	0.0%	0.0%	0.0%	0.0%

Restricted Stock

During the three and six months ended June 30, 2011, ICG granted 66,875 shares of restricted stock to its employees. These awards vest in equal annual installments over four years and were valued at $0.8 million on the date of grant. Also during the three and six months ended June 30, 2011, ICG granted 15,035 shares of restricted stock to executives of a consolidated subsidiary. These awards vest after seven years, with the possibility to accelerate the vesting for the achievement of certain performance conditions, and were valued at $0.2 million on the date of grant. The issuance of these awards is included in the line item “Issuance of restricted stock” on ICG’s Consolidated Statements of Changes in Equity. The expense associated with these awards is included in the line item “Equity-based compensation related to restricted stock” on ICG’s Consolidated Statements of Changes in Equity. The expense associated with the awards granted to executives of a consolidated subsidiary are included in the line item “Equity-Based Compensation for Consolidated Core Companies” in the table above. During the six months ended June 30, 2010, ICG granted 25,000 shares of restricted stock to one of its employees. This award vests over four years and was valued at $0.2 million on the date of grant. During the six months ended June 30, 2011, 6,250 shares of restricted stock vested. During the three and six months ended June 30, 2010, 2,500 shares of restricted stock vested. There were 136,160 and 60,500 shares of restricted stock outstanding at June 30, 2011 and December 31, 2010, respectively.

Deferred Stock Units (DSUs)

Each DSU represents a share of Common Stock into which that DSU will be converted upon the termination of the recipient’s service at ICG. During the six months ended June 30, 2011, ICG issued 60,000 DSUs to its non-management directors under the Non-Management Director Compensation Plan (the “Director Plan”); those DSUs were valued at $0.8 million. During the three and six months ended June 30, 2011, 7,500 of those DSUs vested in connection with a director’s resignation from ICG’s Board of Directors. The remaining 52,500 DSUs are expected to vest in the first quarter of 2012. During the six months ended June 30, 2010, ICG issued 36,000 DSUs to its non-management directors under the Director Plan, which were valued at $0.2 million. During the three and six months ended June 30, 2010, 4,500 of those DSUs were forfeited; the remaining 31,500 DSUs vested during the six months ended June 30, 2011.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. Equity-Based Compensation – (Continued)

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

During the three and six months ended June 30, 2011, ICG issued 2,297 DSUs and 5,734 DSUs, respectively, to ICG’s non-management directors. During the three and six months ended June 30, 2010, ICG issued 7,452 DSUs and 14,816 DSUs, respectively, to ICG’s non-management directors. The expense of less than $0.1 million and $0.1 million for the three and six months ended June 30, 2011, respectively, and the expense of $0.1 million for each of the three- and six-month periods ended June 30, 2010, associated with the quarterly grants for service is included in “Selling, General and Administrative” in ICG’s Consolidated Statements of Operations (but is not reflected in the summary Equity-Based Compensation table above).

Consolidated Core Companies

ICG’s consolidated core companies recorded $0.2 million and $0.3 million of compensation expense related to equity-based awards during the three and six months ended June 30, 2011, respectively. ICG’s consolidated core companies, primarily ICG Commerce, recorded $0.2 million and $0.4 million of compensation expense related to equity-based awards during the three and six months ended June 30, 2010, respectively. ICG Commerce’s stock options generally vest over four years, with 25% vesting on the first anniversary of the grant date and the remaining 75% vesting equally each month over the next 36 months. The fair value of each of ICG Commerce’s option awards was estimated on the grant date using the Black-Scholes option pricing model.

10. Other Income (Loss)

Other Income (Loss), net

Other income (loss), net consists of the effect of transactions and other events relating to ICG’s ownership interests in its companies and its operations in general.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Gain on sale of Metastorm (Note 5)	$—	$—	$24,853	$—
Loss on sale of ClickEquations (Note 5)	(803)	—	(803)	—
Realized gains on marketable securities, net of hedge termination costs of $0.2 million	—	22,962	—	57,797
Unrealized gain (loss) on mark-to-market of hedges (Note 6)	—	30	—	732
Gain on sale of Creditex	—	36	—	5,089
Gains on sales/distributions of ownership interests	531	1,734	531	1,836
Gains on other distributions	1,424	—	1,424	—
Other	449	—	460	(53)

	1,601	24,762	26,465	65,401
Total other income (loss) for consolidated core companies	11	(135)	93	(478)

	$1,612	$24,627	$26,558	$64,923

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. Other Income (Loss) – (Continued)

Marketable securities represent ICG’s holdings in publicly-traded equity securities accounted for as available-for-sale securities. At June 30, 2011 and December 31, 2010, ICG did not hold interests in any marketable securities. ICG held a noncontrolling interest in Blackboard, Inc. (“Blackboard”), which is traded on the NASDAQ Global Select Market (NASDAQ: BBBB), throughout the three and six months ended June 30, 2010. During the three and six months ended June 30, 2010, ICG sold 581,866 shares and 1,369,571 shares, respectively, of Blackboard common stock at average prices per share of $40.97 and $43.76, respectively. ICG received proceeds of $23.8 million and $59.9 million during the three and six months ended June 30, 2010, respectively, and recognized a gain on the sale of these securities in the amount of $23.0 million and $57.9 million in those respective periods; those gains are included in the line item “Realized gains on marketable securities, net of hedge termination costs of $0.2 million” in the table above.

During the three and six months ended June 30, 2010, 305 shares and 47,056 shares, respectively, of ICE common stock were released from an escrow account that had been established as part of ICE’s acquisition of Creditex Group, Inc. (“Creditex”); ICG had accounted for its equity ownership interest in Creditex under the cost method of accounting. The aggregate value of these shares of common stock, based on the stock’s closing price on the respective dates these shares were released to ICG, was $5.1 million. ICG recorded gains during the three and six months ended June 30, 2010 of less than $0.1 million and $5.1 million, respectively, which are reflected in the line item “Gain on sale of Creditex” in the table above. ICG sold the newly-acquired shares for aggregate proceeds of $5.2 million and, accordingly, recorded an incremental gain on the sale of $0.1 million during the six-month period ended June 30, 2010, which is included in the line item “Realized gains on marketable securities, net of hedge termination costs of $0.2 million” in the table above.

During the three and six months ended June 30, 2011, ICG received a distribution of $0.5 million of previously escrowed funds, which related to a sale of ICG’s equity holdings in a former cost method company. During the three and six months ended June 30, 2010, ICG received $1.7 million and $1.8 million, respectively, of escrow releases in connection with the prior disposition of its ownership interests in certain other companies, primarily Marketron International, Inc. These amounts are recorded as a gain in the respective period, and are included in the line item “Gains on sales/distributions of ownership interests” in the table above.

During the three and six months ended June 30, 2011, ICG received a distribution from Anthem in the amount of $1.4 million. This amount was recorded as a gain and is included in the line item “Gains on other distributions” in the table above.

Amounts included in the line item “Other” for the three and six months ended June 30, 2011 in the table above primarily relate to the dilution gain of $0.5 million due to the change in ICG’s equity ownership in Channel Intelligence as a result of the sale of substantially all the assets of ClickEquations to Channel Intelligence on June 14, 2011. See Note 5, “Ownership Interests.”

During the three-month period ended June 30, 2011, there were no significant foreign currency gains or losses related to changes in exchange rates associated with ICG Commerce’s operations in the United Kingdom, Europe, Asia and South America. During the six-month period ended June 30, 2011, ICG Commerce recorded foreign currency gains of $0.1 million related to changes in exchange rates associated with its operations in the United Kingdom, Europe, Asia and South America. During the three and six months ended June 30, 2010, ICG Commerce recorded foreign currency losses of $0.2 million and $0.4 million, respectively, related to changes in exchange rates associated with its operations in the United Kingdom, Europe, Asia and South America. These foreign currency gains and losses, which include the mark-to-market adjustments related to the average rate currency options utilized by ICG Commerce (see Note 6, “Financial Instruments”), comprise the majority of the other income (loss) for ICG’s consolidated core companies included in the table above.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. Income Taxes

ICG, ICG Commerce, InvestorForce and GovDelivery file a consolidated federal income tax return. For the six months ended June 30, 2011, the effective tax rate was -5.8%, excluding discrete items. This differs from the statutory rate of 35%, primarily due to the valuation allowance that is maintained on certain deferred tax assets. In the three months ended June 30, 2011, ICG recorded net deferred tax benefit of $1.1 million, primarily related to the loss on the sale of ClickEquations. In the six months ended June 30, 2011, ICG recorded net deferred tax expense of $1.5 million on discrete items, primarily due to the gain on the sale of Metastorm, partially offset by the loss on the sale of ClickEquations. ICG recorded a tax benefit of $1.2 million for the three and six months ended June 30, 2010. This benefit was attributable to $0.7 million of interest related to a portion of the tax receivable that was paid by the Internal Revenue Service during the three months ended June 30, 2010, as well as a provision to return adjustment of $0.5 million to reflect the actual net operation loss carryback related to the 2009 tax year. For the six months ended June 30, 2010, ICG Commerce did not join in the consolidated federal income tax return with ICG. For the three- and six-month periods ended June 30, 2010, ICG Commerce recorded income tax expense of $0.8 million and $1.4 million, respectively, representing an effective tax rate of 35.94%. This rate differed from the federal rate of 35% due to foreign and state taxes.

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

As of December 31, 2010, ICG was entitled to an income tax refund of $6.3 million, which was received during the six months ended June 30, 2011. Interest related to this refund in the amount of $0.2 million was received during the three months ended June 30, 2011.

12. Net Income (Loss) per Share

The calculations of net income (loss) per share were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands, except per share data)
Basic and Diluted:
Income (loss) from continuing operations	$(3,233)	$15,570	$12,657	$44,372
Income (loss) from discontinued operations	—	191	—	160

Net income (loss) attributable to ICG Group, Inc.	$(3,233)	$15,761	$12,657	$44,532

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. Net Income (Loss) per Share – (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands, except per share data)
Basic:
Income (loss) from continuing operations per share	$(0.09)	$0.43	$0.34	$1.23
Income (loss from discontinued operations per share	—	—	—	—

Net income (loss) attributable to ICG Group, Inc. per share	$(0.09)	$0.43	$0.34	$1.23

Diluted:
Income (loss) from continuing operations per share	$(0.09)	$0.42	$0.33	$1.22
Income (loss) from discontinued operations per share	—	0.01	—	—

Net income (loss) attributable to ICG Group, Inc. per share	$(0.09)	$0.43	$0.33	$1.22

Shares used in computation of basic income (loss) per share	36,961	36,346	36,953	36,326
Stock options	—	65	102	25
Restricted stock	—	18	23	5
DSUs	—	15	12	4
SARs	—	630	886	158

Shares used in the computation of diluted income (loss) per share	36,961	37,074	37,976	36,518

The following dilutive securities were not included in the computation of diluted net loss per share because their effect would have been anti-dilutive:

	Units	Weighted Average Price Per Unit
	(in thousands)
Three Months Ended June 30, 2011
Stock options	239	$10.00
Restricted stock	136	$—
Deferred stock units	53	$—
SARs	4,149	$7.71

Six Months Ended June 30, 2011
Stock options	42	$27.30
Restricted stock	82	$—
Deferred stock units	—	$—
SARs	1,851	$7.86

Three Months Ended June 30, 2010
Stock options	211	$42.36
Restricted stock	8	$—
Deferred stock units	—	$—
SARs	2,068	$7.51

Six Months Ended June 30, 2010
Stock options	211	$42.36
Restricted stock	8	$—
Deferred stock units	—	$—
SARs	2,068	$7.51

13. Comprehensive Income (Loss)

Comprehensive income (loss) is the change in equity of a business enterprise during a period resulting from transactions and other events and circumstances from non-owner sources. Excluding net loss, ICG’s primary source of comprehensive loss was net unrealized holding gains (losses) related to its marketable securities.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. Comprehensive Income (Loss) – (Continued)

The following table summarizes the components of comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(unaudited)
	(in thousands)
Net income (loss)	$(2,979)	$15,940	$13,263	$45,084
Other comprehensive income (loss):
Unrealized holding gains (losses) in marketable securities	—	(1,512)	—	(4,213)
Reclassification adjustments/realized net gains on marketable securities	—	(22,970)	—	(57,987)
Other accumulated other comprehensive income (loss)	5	(3)	(15)	35

Comprehensive income (loss)	(2,974)	(8,545)	13,248	(17,081)
Less: Comprehensive income attributable to the noncontrolling interest	259	200	591	536

Comprehensive income (loss) attributable to ICG Group, Inc.	$(3,233)	$(8,745)	$12,657	$(17,617)

14. Redeemable Noncontrolling Interest

Certain GovDelivery Series AA Preferred stockholders have the ability to force GovDelivery to redeem their Series AA Preferred shares beginning in 2013. Because that redemption is outside the control of GovDelivery, ICG has classified this noncontrolling interest outside of equity and will accrete to its estimated redemption value with an offset to additional paid-in capital. This noncontrolling interest is classified as “Redeemable noncontrolling interest” on ICG’s Consolidated Balance Sheets.

The following reconciles the activity related to the redeemable noncontrolling interest during the six months ended June 30, 2011 and 2010 (in thousands):

Balance at December 31, 2009	$1,420
Redeemable noncontrolling interest portion of net subsidiary income/(loss)	(35)
Accretion to estimated redemption value	126

Balance at June 30, 2010	$1,511

Balance at December 31, 2010	$1,182
Redeemable noncontrolling interest portion of net subsidiary income/(loss)	(106)
Accretion to estimated redemption value	199
Impact of subsidiary equity transactions	2

Balance at June 30, 2011	$1,277

15. Share Repurchase Program

In accordance with ICG’s share repurchase program, ICG may repurchase, from time to time, up to $25.0 million of shares of Common Stock in the open market, in privately negotiated transactions or pursuant to trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act. ICG repurchased a total of 66,700 shares of Common Stock at an average purchase price of $11.50 per share during the three and six months ended June 30, 2011. ICG did not make any repurchases of Common Stock during the six months ended June 30, 2010. Since commencement of this program and through June 30, 2011, ICG has repurchased a total of 2,507,100 shares of Common Stock at an average purchase price of $5.07 per share. Subsequent to June 30, 2011 and through August 4, 2011, ICG repurchased an additional 135,500 shares of Common Stock at an average purchase price of $11.11. All repurchases are reflected in “Treasury stock, at cost” as a reduction of Stockholders’ Equity on ICG’s Consolidated Balance Sheets in the relevant period.

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

The Consolidated Financial Statements include the consolidated accounts of ICG Group, Inc., a company incorporated in Delaware, and its subsidiaries, both wholly-owned and consolidated (ICG Group, Inc. and all such subsidiaries are collectively hereinafter referred to as “we,” “us,” “our,” “ICG,” or the “Company”), and have been prepared in accordance with U.S. generally accepted accounting principles (GAAP).

Executive Summary

We focus on acquiring and building SaaS and technology-enabled BPO companies that improve the productivity and efficiency of their business customers. The results of operations of the companies in which we hold convertible debt or equity interests are reported within two segments: the “core” reporting segment and the “venture” reporting segment. Our core reporting segment includes those companies in which our management takes a very active role in providing strategic direction and management assistance. We own majority controlling equity positions in (and therefore consolidate the financial results of) three of these core companies, which we call our “consolidated core companies.” We own substantial minority equity positions (i.e., the largest equity positions) in our other core companies, which we call our “equity core companies.” We expect to devote relatively large initial amounts of capital to acquire stakes in our core companies, particularly consolidated core companies, since any such acquisition would entail the deployment of cash and/or issuance of ICG stock to purchase a large equity stake in a target with relatively strong financial characteristics and growth potential. As of June 30, 2011 and the date of this Report, we hold ownership interests in seven companies that we consider core companies.

Our venture reporting segment includes companies (“venture companies”) to which we generally devote less capital than we do to our core companies and, therefore, in which we hold relatively smaller ownership stakes than we do in our core companies. As a result, we generally have less influence over their strategic direction and management decisions of our venture companies than we do over those of our core companies. As of June 30, 2011 and the date of this Report, we hold ownership interests in three companies that we consider venture companies.

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

Liquidity and Capital Resources

The following table summarizes our and our consolidated subsidiaries’ cash and cash equivalents, restricted cash, and debt as of June 30, 2011 and December 31, 2010:

	June 30, 2011			December 31, 2010
	Corporate	Consolidated Subsidiaries	Total	Corporate	Consolidated Subsidiaries	Total
Cash and cash equivalents	$114,205	$18,100	$132,305	$72,915	$19,523	$92,438
Restricted cash	—	139	139	—	201	201

	$114,205	$18,239	$132,444	$72,915	$19,724	$92,639

Debt	$—	$(16,947)	$(16,947)	$—	$(20,081)	$(20,081)

We believe existing cash and cash equivalents, proceeds from the potential sales of all or a portion of our equity ownership interests and equity issuances to be sufficient to fund our cash requirements for the foreseeable future, including any future commitments to our companies, debt obligations and general operating requirements. As of the date of this filing, we were not obligated for any material funding or guarantee commitments to existing companies in which we hold convertible debt or equity securities. We will continue to evaluate acquisition opportunities and may acquire additional ownership interests in new and existing companies during 2011 and thereafter; however, such acquisitions will generally be made at our discretion.

GovDelivery, ICG Commerce and InvestorForce have funded their operations through a combination of cash flow from operations and borrowing. GovDelivery and ICG Commerce expect that their existing cash balances and cash flow from operations, driven by an increasing customer base at ICG Commerce and consistently high customer renewal rates at GovDelivery, will be sufficient to fund their respective operations, including the payment of debt obligations, for the foreseeable future. InvestorForce is expected to require additional borrowings, most likely from ICG, to fund its operations through 2011. From time to time, GovDelivery, ICG Commerce and InvestorForce evaluate various acquisition opportunities, any of which may require additional equity financing and/or borrowings from ICG.

Our consolidated working capital increased $37.1 million, from $97.2 million as of December 31, 2010 to $134.3 million as of June 30, 2011. This increase is primarily attributable to the increase in cash from December 31, 2010 to June 30, 2011 due to the receipt of $51.3 million in proceeds related to the Metastorm disposition, slightly offset by payments of long-term debt, including capital leases, and cash used in general operating activities at ICG and its consolidated subsidiaries.

Summary of Statements of Cash Flows – from continuing operations

	Six Months Ended June 30,
	2011	2010
	(in thousands)
Cash provided by (used in) operating activities	$(1,229)	$(3,819)
Cash provided by (used in) investing activities	$46,389	$64,484
Cash provided by (used in) financing activities	$(5,390)	$(35,457)

Cash flows used in operating activities from continuing operations decreased $2.6 million during the six months ended June 30, 2011 from the comparable 2010 period. The change primarily relates to cash received from the Internal Revenue Service (IRS) of $6.3 million during the six months ended June 30, 2011 compared to net cash received from the IRS of $4.6 million during the six months ended June 30, 2010. Other changes in working capital also contributed to the decrease in cash used in the 2011 period.

Cash flows provided by investing activities from continuing operations decreased $18.1 million, from $64.5 million during the six months ended June 30, 2010 to $46.4 million during the six months ended June 30, 2011. This change primarily relates to a $51.5 million increase in proceeds from sales of ownership interests and other distributions, more than offset by a $4.7 million increase in cash paid for acquisitions and a $64.9 million decrease in proceeds from sales of marketable securities from the comparable 2010 period.

Cash flows used in financing activities from continuing operations decreased $30.1 million, from $35.5 million during the six months ended June 30, 2010 to $5.4 million during the six months ended June 30, 2011. The decrease primarily relates to the 2010 acquisition of an incremental 12% equity ownership in ICG Commerce, partially offset by increased repayments of long-term debt and the purchase of treasury stock in the 2011 period.

From time to time, we and our consolidated subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. We do not expect any liability with respect to any such actions that would materially affect our financial position or cash flows.

Contractual Cash Obligations and Commercial Commitments

We had no material changes to contractual cash obligations and commercial commitments during the three and six months ended June 30, 2011.

Off-Balance Sheet Arrangements

We are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Our Companies

As of June 30, 2011, we held equity interests in 10 companies that we consider part of our core and venture segments. These companies are categorized below based on segment and method of accounting.

CORE COMPANIES (% Voting Interest)
Consolidated	Equity	Cost
GovDelivery (93%)	Channel Intelligence (49%)	(none)
ICG Commerce (81%)	Freeborders (31%)
InvestorForce (78%)	StarCite (36%)
WhiteFence (36%)

VENTURE COMPANIES (% Voting Interest)
Consolidated	Equity	Cost
(none)	Acquirgy (25%)	(none)
GoIndustry (26%)(1)
SeaPass (26%)

(1)

As of June 30, 2011 and the date of this Report, we owned 2,546,743 shares, or approximately 26% of the voting securities, of GoIndustry. GoIndustry’s common stock is traded on the AIM market of the London Stock Exchange under ticker symbol GOI. See Note 5, “Ownership Interests,” to our Consolidated Financial Statements.

Results of Operations

The following table summarizes the unaudited selected financial information related to our segments. Each segment includes the results of our consolidated core companies and records our share of the earnings and losses of core and venture companies accounted for under the equity method of accounting. The companies included within the segments are consistent between periods, with the exception of the disposition of Metastorm, an equity core company, that occurred in February 2011 and the disposition of ClickEquations, a venture company accounted for using the equity method, that occurred in June 2011. The method of accounting for any particular company may change based on our ownership interest.

“Dispositions” refers to those companies that have been sold or ceased operations and are no longer included in a segment for the periods presented. We consider dispositions to be either the sale of a division, subsidiary or asset group of our consolidated core companies, typically classified as discontinued operations for accounting purposes, or the disposition of our ownership interest in a core or venture company accounted for under the equity method of accounting. The amount presented as “Dispositions” below for the three months ended June 30, 2011 includes ClickEquations, which was sold on June 14, 2011. The amount presented as “Dispositions” below for the six months ended June 30, 2011 includes ClickEquations and Metastorm, which was sold on February 17, 2011. The amount presented as “Dispositions” below for the three and six months ended June 30, 2010 includes a subsidiary of GovDelivery that was sold on August 31, 2010, as well as ClickEquations in the three-month period, and ClickEquations and Metastorm in the six-month period.

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

Segment Information
(in thousands)
				Reconciling Items
	Core	Venture	Total Segment	Dispositions	Corporate	Other	Consolidated Results
Three Months Ended June 30, 2011
Revenues	$35,328	$—	$35,328	$—	$—	$—	$35,328
Net income (loss) attributable to ICG Group, Inc.	$367	$(1,118)	$(751)	$(497)	$(4,420)	$2,435	$(3,233)

Three Months Ended June 30 , 2010
Revenues	$26,657	$—	$26,657	$—	$—	$—	$26,657
Net income (loss) attributable to ICG Group, Inc.	$(2,989)	$(1,049)	$(4,038)	$(1,228)	$(4,667)	$25,694	$15,761

Six Months Ended June 30, 2011
Revenues	$69,282	$—	$69,282	$—	$—	$—	$69,282
Net income (loss) attributable to ICG Group, Inc.	$984	$(2,629)	$(1,645)	$(1,001)	$(8,985)	$24,288	$12,657

Six Months Ended June 30, 2010
Revenues	$52,412	$—	$52,412	$—	$—	$—	$52,412
Net income (loss) attributable to ICG Group, Inc.	$(5,252)	$(1,935)	$(7,187)	$(2,188)	$(9,139)	$63,046	$44,532

For the Three and Six Months Ended June 30, 2011 and 2010

Results of Operations – Core Companies

The following presentation includes the results of our consolidated core companies and our share of the results of our equity core companies.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Selected data:
Revenues	$35,328	$26,657	$69,282	$52,412

Cost of revenue	(21,775)	(17,643)	(42,765)	(34,325)
Selling, general and administrative	(7,397)	(5,991)	(14,311)	(11,901)
Research and development	(3,325)	(2,645)	(6,454)	(5,069)
Amortization of intangible assets	(338)	(339)	(675)	(678)
Impairment related and other	(82)	(96)	(119)	(168)

Operating expenses	(32,917)	(26,714)	(64,324)	(52,141)

Interest and other	(166)	(152)	(212)	(530)
Income tax (expenses) benefit	(308)	(700)	(631)	(1,316)
Equity loss	(1,570)	(2,080)	(3,131)	(3,677)

Net income (loss)	$367	$(2,989)	$984	$(5,252)

Revenue

Revenue increased $8.6 million, from $26.7 million during the three months ended June 30, 2010 to $35.3 million during the three months ended June 30, 2011. This is due to increases in revenue growth ranging from 23% to 30% at our consolidated subsidiaries from new customers and expanding business with existing customers. In addition, purchase price adjustments decreasing revenue at GovDelivery for deferred revenue limitations (which amounted to $0.7 million for the three months ended June 30, 2010) related to, and were recorded during, 2010 only.

Revenue increased $16.9 million, from $52.4 million for the six months ended June 30, 2010 to $69.3 million for the six months ended June 30, 2011. This increase also relates to new customers and expanding business with existing customers. In addition, purchase price adjustments decreasing revenue at GovDelivery for deferred revenue limitations (which amounted to $1.5 million for the six months ended June 30, 2010) related solely to, and were recorded solely during, 2010.

Operating Expenses

Operating expenses increased $6.2 million, from $26.7 million during the three months ended June 30, 2010 to $32.9 million during the three months ended June 30, 2011. More than half of this increase is related to an increase in cost of revenue at ICG Commerce and directly attributable to the increase in revenue at that company. This increase is also due to costs associated with increased headcount at ICG Commerce, and sales efforts and increased product development at both GovDelivery and InvestorForce.

Operating expenses increased $12.2 million, from $52.1 million during the six months ended June 30, 2010 to $64.3 million for the six months ended June 30, 2011. This increase primarily relates to increases in costs of revenue at ICG Commerce as well as increased headcount noted above.

Interest and Other

Interest and other was relatively consistent between the three-month periods ended June 30, 2011 and 2010. The decrease in interest and other expenses of $0.3 million from the six-month period ended June 30, 2010 to the six-month period ended June 30, 2011 primarily relates to changes in foreign currency gains and losses at ICG Commerce.

Income Tax (Expense) Benefit

The decrease in income tax expense from the three and six months ended June 30, 2010 to the three and six months ended June 30, 2011 relates to ICG Commerce. See subsection “Income Tax Expense (Benefit)” under the “Other” heading in “Results of Operations – Reconciling Items.”

Equity Loss

A portion of our net results from our core companies is derived from the results of those companies in which we hold a substantial noncontrolling ownership interest. Our share of the income or losses of these companies is recorded in our Consolidated Statement of Operations under “Equity loss.”

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Selected data:
Total revenues	$28,485	$26,769	$57,491	$53,770

Total net loss	$(2,615)	$(4,214)	$(5,802)	$(7,230)

Our share of total net loss	$(1,201)	$(1,664)	$(2,360)	$(2,836)
Amortization of intangible assets	(369)	(416)	(771)	(841)

Equity loss	$(1,570)	$(2,080)	$(3,131)	$(3,677)

Aggregate revenue from our equity core companies increased $1.7 million and $3.7 million during the three and six months ended June 30, 2011 from the comparable 2010 periods, respectively. This increase primarily relates to an increase in revenue at Freeborders from the 2010 period. Aggregate net loss and, accordingly, our share of total net loss decreased during the three and six months ended June 30, 2011 from the comparable 2010 periods due primarily to improved net results at StarCite in the three and six months ended June 30, 2011 from prior periods.

Results of Operations – Venture Companies

The following table includes our share of the results of our venture companies accounted for under the equity method of accounting. There are currently no consolidated companies that we consider to be part of our venture reporting segment. Accordingly, our share of the results of those venture companies is recorded in our Consolidated Statements of Operations under “Equity loss.”

	Three Months Ended June 30,		Six Months Ended June 30
	2011	2010	2011	2010
	(in thousands)
Selected data:
Our share of total net loss	$(951)	$(882)	$(2,295)	$(1,601)
Amortization of intangible assets	(167)	(167)	(334)	(334)

Equity loss	$(1,118)	$(1,049)	$(2,629)	$(1,935)

Equity income (loss) for the three and six months ended June 30, 2011 and 2010 relates to our share of Acquirgy’s, GoIndustry’s and SeaPass’ results. The increase in equity loss attributable to our venture companies for the three and six months ended June 30, 2011 from the comparable 2010 periods is due to a decline in results at each of our venture companies.

Results of Operations – Reconciling Items

Dispositions

On June 14, 2011, substantially all the assets of ClickEquations were sold to Channel Intelligence. We recorded equity loss related to our share of ClickEquations’ results of $0.5 million and $0.7 million for the three and six months ended months ended June 30, 2011, respectively. We recorded equity loss related to our share of ClickEquations’ results of $0.2 million and $0.5 million for the three and six months ended June 30, 2010, respectively. Since ClickEquations was a venture company accounted for under the equity method, our share of ClickEquations’ results has been removed from the results of our venture segment and are included in “Dispositions” in the “Results of Operations” segment information table above for all periods presented.

On February 17, 2011, Metastorm was sold to Open Text. We recorded equity loss related to our share of Metastorm’s results of $0.3 million for the six months ended June 30, 2011. Equity loss related to our share of Metastorm’s results was $1.1 million and $1.6 million for the three and six months ended June 30, 2010, respectively. Additionally, we recorded less than $0.1 million of ICG’s intangible asset amortization related to Metastorm in the six months ended June 30, 2011. ICG’s intangible asset amortization related to Metastorm was $0.1 million and $0.3 million for the three- and six-month periods ended June 30, 2010, respectively. Since Metastorm was an equity core company, our share of Metastorm’s results and the related ICG intangible asset amortization has been removed from the results of our core segment and are included in “Dispositions” in the “Results of Operations” segment information table above for both periods presented.

On August 31, 2010, GovDelivery sold its GovDocs subsidiary for aggregate consideration of $1.8 million. GovDocs had revenue of $0.7 million and net income, including purchase price adjustments and intangible amortization, of $0.2 million, for the three months ended June 30, 2010. Revenue and net income, including purchase price adjustments and intangible amortization was $1.2 million and $0.2 million, respectively, for the six months ended June 30, 2010. Prior to the sale, these results had been included in our core segment. GovDocs’ revenue and operating results from that period have been separated from continuing operations and are presented in the single line item, “Income (loss) from discontinued operations,” on our Consolidated Statements of Operations; these net results are included in “Dispositions” in the “Results of Operations” segment information table for the three and six months ended June 30, 2010.

Corporate

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
General and administrative	$(4,718)	$(4,797)	$(9,391)	$(9,321)
Interest income (expense), net	115	130	181	182
Income tax benefit (expense)	183	—	225	—

Net loss	$(4,420)	$(4,667)	$(8,985)	$(9,139)

Corporate general and administrative expenses and interest income were generally consistent between periods. The income tax benefit in the 2011 period relates to the receipt of an income tax refund that exceeded the $6.3 million income tax receivable recorded by ICG as of December 31, 2010, and interest received related to that refund.

Other

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Corporate other income (loss)	$1,601	$24,762	$26,465	$65,401
Noncontrolling interest	(254)	(179)	(606)	(552)
Impairment of GoIndustry (Venture)	—	—	—	(2,914)
Income tax benefit (expense)	1,088	1,111	(1,571)	1,111

Net income	$2,435	$25,694	$24,288	$63,046

Corporate Other Income (Loss), Net

The other income of $1.6 million during the three months ended June 30, 2011 primarily relates to gains from distributions made by Anthem, a company accounted for under the cost method of accounting. The other income of $24.8 million during the three months ended June 30, 2010 primarily consists of gains on the sales of marketable securities, mostly Blackboard common stock.

The other income of $26.5 million during the six months ended June 30, 2011 primarily relates to the sale of Metastorm. The other income of $65.4 million during the six months ended June 30, 2010 primarily relates to sales of marketable securities, mostly Blackboard common stock.

Impairments

We recorded $2.9 million of impairment charges to decrease our basis in GoIndustry during the six months ended June 30, 2010; those charges related to decreases in the fair market value of our equity holdings in GoIndustry. See Note 5, “Ownership Interests.”

Income Tax Benefit (Expense)

During the six months ended June 30, 2011, we recorded consolidated income tax expense of $2.0 million. Of this amount, $1.6 million represents deferred tax expense associated with the sale of Metastorm partially offset by deferred tax benefit associated with the sale of ClickEquations, $0.6 million relates to operations for the six months ended June 30, 2011 and is reflected in the core segment, and $0.2 million of tax benefit relates to interest received on our income tax refund.

During the three and six months ended June 30, 2010, ICG recorded a tax benefit of $1.1 million. That benefit was attributable to $0.7 million of interest related to a portion of the tax receivable that was paid by the Internal Revenue Service during the three months ended June 30, 2010, as well as a provision to return adjustment of $0.4 million to reflect the actual net operating loss carryback related to the 2009 tax year.

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

Recent Accounting Pronouncements

In June 2011, the FASB issued accounting guidance related to the presentation of other comprehensive income and its components in the financial statements. This guidance provides two options for presenting the total of comprehensive income, the components of net income and the components of other comprehensive income. This guidance will become effective for us on January 1, 2012 and must be applied retrospectively. We do not expect the adoption of this guidance to have a significant impact on the Consolidated Financial Statements.

In May 2011, the FASB issued accounting guidance that results in common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards. The guidance changes the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements, and clarifies the FASB’s intent about the application of existing fair value measurement requirements. This guidance will become effective for us on January 1, 2012 and must be applied prospectively. We do not expect the adoption of this guidance to have a significant impact on the Consolidated Financial Statements.

In December 2010, the FASB issued accounting guidance related to the two-step approach for impairment testing of reporting units with zero or negative carrying amounts. This guidance requires companies to consider adverse qualitative factors, in addition to quantitative factors, in its assessment of whether the carrying amount of a reporting unit exceeds its fair value if it is more likely than not that a goodwill impairment exists for a reporting unit with a zero or negative carrying amount and to determine whether goodwill has been impaired and calculate the amount of that impairment. This guidance was effective for us beginning on January 1, 2011 and did not impact the Consolidated Financial Statements.

In December 2010, the FASB issued accounting guidance related to reporting pro forma information for business combinations in the footnotes of a company’s financial statements, and requires that entities presenting comparative financial statements should disclose pro forma revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period and carry forward any related adjustments through the current reporting period. This guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination(s) included in the reported pro forma revenue and earnings. This guidance was effective for us beginning on January 1, 2011 and will be applied to any acquisitions that occur on or after that date. This guidance did not impact the Consolidated Financial Statements.

In October 2009, the FASB issued accounting guidance for recognition of revenue arrangements with multiple deliverables, which impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. This guidance was effective for us beginning on January 1, 2011, and did not impact the Consolidated Financial Statements.

In October 2009, the FASB issued accounting guidance related to certain revenue arrangements that include software elements, which amends the scope of pre-existing software revenue guidance. This guidance was effective for us beginning on January 1, 2011, and did not impact the Consolidated Financial Statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

ICG Commerce conducts a portion of its business in several foreign currencies, and, from time to time, may utilize derivative financial instruments, specifically fair value hedges, to manage foreign currency risks. In accordance with GAAP, gains and losses related to fair value hedges are recognized in income along with adjustments of carrying amounts of the hedged items. These instruments are marked to market, and unrealized gains and losses are included in current period net income. These options provide a predetermined rate of exchange at the time the option is purchased and allow ICG Commerce to minimize the risk of currency fluctuations. In determining the use of its instruments, ICG Commerce considers the amount of sales and purchases made in local currencies, the type of currency and the costs associated with the contracts. During the three months ended June 30, 2011, ICG Commerce purchased average rate currency options to mitigate the risk of currency fluctuations at ICG Commerce’s operations in the United Kingdom, Europe, Asia and South America. These instruments net settle each quarter and mature on December 31, 2011. The use of these instruments resulted in an immaterial loss in the three months ended June 30, 2011.

ICG Commerce is party to a term loan agreement with PNC Bank in the amount of $20.0 million, the interest rate for which is computed based on certain fixed and variable indices. During the year ended December 31, 2010, ICG Commerce entered into a rate swap transaction to minimize the risk of interest rate fluctuations. This rate swap transaction net settles each month and matures on August 1, 2015. ICG Commerce recognized an immaterial gain during the three months ended June 30, 2011 related to this instrument.

We are exposed to equity price risks on the marketable portion of our equity securities. Our public holdings at June 30, 2011 include an equity position in GoIndustry, which has experienced significant historical volatility in its stock prices. A 20% adverse change in equity prices, based on a sensitivity analysis of our holdings in GoIndustry as of June 30, 2011, would result in a decrease in the fair value of our public holdings of approximately $0.9 million. Although a 20% adverse change in equity prices would cause the fair value of our holdings in GoIndustry to decrease to $3.4 million, the carrying value of our equity holdings in GoIndustry was $1.5 million as of June 30, 2011. Accordingly, a 20% adverse change in equity prices of our public holdings at June 30, 2011 would have no impact to our Consolidated Balance Sheets or Consolidated Statements of Operations.

Cash and cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates fair value due to the short-term maturity of these instruments. Marketable securities, if any, are carried at fair value.

ITEM 4. Controls and Procedures

Controls and Procedures

Management’s Quarterly Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered in this Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this Report, our disclosure controls and procedures have been designed and are effective to provide reasonable assurance that information required to be disclosed in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Since September 2010, four of the six individuals or groups that filed appeals from the class settlement have dropped their appeals, leaving two, a pro se appeal by James Hayes and an appeal filed by Theodore Bechtold, an attorney filing on his own behalf. Each filed opening briefs challenging the settlement and/or class certification on a variety of grounds. Responsive briefs from the appellees were due to be filed by December 17, 2010. On December 8, 2010, however, the plaintiff-appellees (class counsel defending the class settlement) moved to dismiss the Bechtold appeal on a variety of technical grounds. On June 20, 2011, the Court of Appeals dismissed the Bechtold appeal and remanded the Hayes appeal to the District Court for a determination as to whether the sole remaining appellant objector has standing to pursue an appeal. Briefing on the issue of standing is due to be completed on August 5, 2011.

ITEM 1A.	Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Item 1A — “Risk Factors” in our Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2010 which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and Form 10-K/A are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes with respect to ICG’s risk factors previously disclosed in its Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2010.

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

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value That May Yet Be Purchased Under the Program
Repurchased as of 12/31/10	2,440,400	$4.89	2,440,400	$13.1 million

1/1/11 to 1/31/11	0	—	0	$13.1 million

2/1/11 to 2/28/11	0	—	0	$13.1 million

3/1/11 to 3/31/11	0	—	0	$13.1 million

4/1/11 to 4/30/11	0	—	0	$13.1 million

5/1/11 to 5/31/11	0	—	0	$13.1 million

6/1/11 to 6/30/11	66,700	$11.50	66,700	$12.3 million

7/1/11 to 7/31/11	61,500	$11.60	61,500	$11.6 million

8/1/11 to 8/8/11	144,000	$10.40	144,000	$10.1 million

Total	2,712,600	$5.50	2,712,600	$10.1 million

(1)	All shares purchased in open market transactions.
(2)	Average price paid per share excludes commissions.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	(Removed and Reserved)

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit Index

Exhibit Number	Document

11.1	Statement Regarding Computation of Per Share Earnings (included herein at Note 12 “Net Income (Loss) per Share” to the Consolidated Financial Statements).

31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

32.2	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101

The following financial information formatted in eXtensible Business Reporting Language (XBRL) from ICG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed August 8, 2011:

(i) Consolidated Balance Sheets – June 30, 2011 (unaudited) and December 31, 2010, (ii) Consolidated Statements of Operations (unaudited) – Three and Six Months Ended June 30, 2011 and 2010, (iii) Consolidated Statements of Changes in Equity (unaudited) – Six Months Ended June 30, 2011 and 2010, (iv) Consolidated Statements of Cash Flows (unaudited) – Six Months Ended June 30, 2011 and 2010 and (v) Notes to Consolidated Financial Statements.*

* As provided in Rule 406T of Regulation S-T, this exhibit shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability under those sections.

SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 8, 2011	ICG GROUP, INC.

By: /s/ R. Kirk Morgan
	Name:	R. Kirk Morgan
	Title:	Chief Financial Officer
(Principal Financial and Accounting
Officer)