Form 10-Q
period 2011-09-30
ICG GROUP, INC.
filed 2011-11-08
CIK 1085621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011.

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

The number of shares of ICG Group, Inc.’s Common Stock, $0.001 par value per share, outstanding as of November 3, 2011 was 37,448,243 shares.

ICG GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

Our Internet website address is www.icg.com. Unless this Quarterly Report on Form 10-Q (this “Report”) explicitly states otherwise, neither the information on our website, nor the information on the websites of any of the companies in which we hold equity or convertible debt ownership interests (these companies are hereinafter referred to as “our companies” or “ICG’s companies”), is incorporated by reference into this Report.

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

Factors that could cause our actual results, levels of activity, performance or achievements to differ materially from those anticipated in forward-looking statements include, but are not limited to:

•	economic conditions generally;

•	capital spending by our companies’ customers;

•	our companies’ collective ability to compete successfully against their respective competitors;

•	our companies’ collective ability to retain existing customer relationships and secure new ones;

•	developments in the respective markets in which our companies operate and our companies’ collective ability to respond to such changes in a timely and effective manner;

•	our and our companies’ collective ability to retain key personnel;

•	our ability to deploy capital effectively and on acceptable terms;

•	our ability to successfully integrate any acquired businesses, and any other difficulties related to the acquisition of businesses;

•	the impact of any potential acquisitions, dispositions or other strategic transactions, which may impact our operations, financial condition, capitalization or indebtedness;

•	our ability to maximize value in connection with divestitures; and

•	our ability to have continued access to capital and to manage capital resources effectively.

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

At September 30, 2011, our consolidated core companies consisted of:

GovDelivery Holdings, Inc. (“GovDelivery”)

GovDelivery is a provider of government-to-citizen communication solutions. GovDelivery’s digital subscription management software-as-a-service (SaaS) platform enables government organizations to provide citizens with access to relevant information by delivering new information through e-mail, mobile text alerts, RSS feeds and social media channels from U.S. and U.K. government entities at the national, state and local levels.

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

At September 30, 2011, our equity core companies consisted of:

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

At September 30, 2011, our venture companies consisted of:

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

Item 1. Financial Statements

ICG GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)
	(in thousands, except per share data)
Assets
Current Assets
Cash and cash equivalents	$117,817	$92,438
Restricted cash	140	201
Accounts receivable, net of allowance ($709-2011; $716-2010)	31,233	25,832
Deferred tax assets	804	4,830
Income tax receivable	—	6,314
Prepaid expenses and other current assets	3,534	2,528

Total current assets	153,528	132,143
Fixed assets, net of accumulated depreciation and amortization ($16,415-2011; $14,009-2010)	6,154	5,991
Ownership interests	49,635	83,829
Goodwill	22,279	20,317
Intangibles, net	12,819	13,832
Deferred tax assets	26,432	22,973
Cost method investments	9,680	1,317
Other assets, net	879	587

Total Assets	$281,406	$280,989

Liabilities
Current Liabilities
Current maturities of long-term debt	$4,230	$4,623
Accounts payable	2,049	1,973
Accrued expenses	2,652	2,777
Accrued compensation and benefits	11,242	15,327
Deferred revenue	14,151	10,293

Total current liabilities	34,324	34,993
Long-term debt	11,685	15,458
Other liabilities	1,740	927

Total Liabilities	47,749	51,378

Redeemable noncontrolling interest (Note 14)	1,326	1,182

Equity
ICG Group, Inc.’s Stockholders’ Equity
Preferred Stock, $0.01 par value; 10,000 shares authorized, none issued or outstanding	—	—
Common Stock, $0.001 par value; 2,000,000 shares authorized, 39,628 shares (2011) and 39,439 shares (2010) issued	40	39
Treasury Stock, at cost, 3,281 shares (2011) and 2,440 shares (2010)	(20,619)	(12,031)
Additional paid-in capital	3,542,309	3,541,044
Accumulated deficit	(3,295,599)	(3,305,299)
Accumulated other comprehensive income	63	54

Total ICG Group, Inc.’s Stockholders’ Equity	226,194	223,807
Noncontrolling Interest	6,137	4,622

Total Equity	232,331	228,429

Total Liabilities, Redeemable noncontrolling interest and Equity	$281,406	$280,989

See accompanying Notes to Consolidated Financial Statements

ICG GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands, except per share data)
Revenues	$35,142	$30,222	$104,424	$82,634

Operating expenses
Cost of revenue	21,128	18,056	63,893	52,381
Selling, general and administrative	10,387	9,989	34,089	31,211
Research and development	3,091	2,729	9,545	7,798
Amortization of intangible assets	338	342	1,013	1,020
Impairment related and other	484	1,004	603	1,172

Total operating expenses	35,428	32,120	109,143	93,582

Operating income (loss)	(286)	(1,898)	(4,719)	(10,948)
Other income (loss), net	(374)	9,196	26,184	74,119
Interest income	90	56	298	255
Interest expense	(145)	(123)	(477)	(192)

Income (loss) from continuing operations before income taxes, equity loss and noncontrolling interest	(715)	7,231	21,286	63,234
Income tax (expense) benefit	1,338	(2,860)	(639)	(3,065)
Equity loss	(3,245)	(2,952)	(10,006)	(13,867)

Income (loss) from continuing operations	(2,622)	1,419	10,641	46,302
Income (loss) from discontinued operations	—	601	—	802

Net income (loss)	(2,622)	2,020	10,641	47,104
Less: Net income attributable to the noncontrolling interest	335	229	941	781

Net income (loss) attributable to ICG Group, Inc.	$(2,957)	$1,791	$9,700	$46,323

Amounts attributable to ICG Group, Inc.:
Net income (loss) from continuing operations	$(2,957)	$1,339	$9,700	$45,711
Net income (loss) from discontinued operations	—	452	—	612

Net income (loss)	$(2,957)	$1,791	$9,700	$46,323

Basic income (loss) per share attributable to ICG Group, Inc.:
Income (loss) from continuing operations	$(0.08)	$0.04	$0.26	$1.25
Income (loss) from discontinued operations	—	0.01	—	0.02

Net income (loss)	$(0.08)	$0.05	$0.26	$1.27

Shares used in computation of basic income (loss) per share	36,556	36,368	36,819	36,340

Diluted income (loss) per share attributable to ICG Group, Inc.:
Income (loss) from continuing operations	$(0.08)	$0.04	$0.26	$1.24
Income (loss) from discontinued operations	—	0.01	—	0.02

Net income (loss)	$(0.08)	$0.05	$0.26	$1.26

Shares used in computation of diluted income (loss) per share	36,556	36,956	37,738	36,679

See accompanying Notes to Consolidated Financial Statements

ICG GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

	ICG Group, Inc. Stockholders’ Equity
							Accumulated
			Treasury Stock,		Additional		Other	Non-
	Common Stock		at cost		Paid-In	Accumulated	Comprehensive	Controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interest	Total
	(in thousands)

Balance as of December 31, 2009	38,796	$39	(2,440)	$(12,031)	$3,573,347	$(3,351,888)	$71,198	$21,077	$301,742
Equity-based compensation related to stock appreciation rights and stock options	—	—	—	—	1,540	—	—	—	1,540
Equity-based compensation related to deferred stock units	—	—	—	—	150	—	—	—	150
Equity-based compensation related to restricted stock	—	—	—	—	72	—	—	—	72
Issuance of deferred stock units to directors, net of forfeitures	53	—	—	—	163	—	—	—	163
Issuance of restricted stock, net of forfeitures	17	—	—	—	(6)	—	—	—	(6)
Exercise of stock appreciation rights, net of surrenders	151	—	—	—	(375)	—	—	—	(375)
Impact of redeemable noncontrolling interest accretion	—	—	—	—	(161)	—	—	—	(161)
Impact of incremental acquisition of ICG Commerce	—	—	—	—	(38,878)	—	27	(10,796)	(49,647)
Impact of subsidiary equity transactions	—	—	—	—	3,987	—	—	(5,473)	(1,486)
Noncontrolling owners share of Accumulated Other Comprehensive Income of consolidated subsidiary	—	—	—	—	—	—	(19)	19	—
Net unrealized depreciation in marketable securities and reclassification adjustments	—	—	—	—	—	—	(71,170)	—	(71,170)
Net income (loss)	—	—	—	—	—	46,323	—	693	47,016
Other activity	—	—	—	—	46	—	—	—	46

Balance as of September 30, 2010	39,017	$39	(2,440)	$(12,031)	$3,539,885	$(3,305,565)	$36	$5,520	$227,884

Balance as of December 31, 2010	39,439	$39	(2,440)	$(12,031)	$3,541,044	$(3,305,299)	$54	$4,622	$228,429
Equity-based compensation related to stock appreciation rights and stock options	—	—	—	—	1,645	—	—	—	1,645
Equity-based compensation related to deferred stock units	—	—	—	—	528	—	—	—	528
Equity-based compensation related to restricted stock	—	—	—	—	174	—	—	—	174
Issuance of deferred stock units to directors	68	—	—	—	116	—	—	—	116
Issuance of restricted stock	82	—	—	—	—	—	—	—	—
Exercise of stock appreciation rights and stock options, net of surrenders	39	1	—	—	5	—	—	—	6
Impact of redeemable noncontrolling interest accretion	—	—	—	—	(309)	—	—	—	(309)
Impact of incremental acquisition of ICG Commerce	—	—	—	—	(1,059)	—	—	(261)	(1,320)
Impact of subsidiary equity transactions	—	—	—	—	165	—	—	688	853
Repurchase of common stock	—	—	(841)	(8,588)	—	—	—	—	(8,588)
Noncontrolling owners share of Accumulated Other Comprehensive Income of consolidated subsidiary	—	—	—	—	—	—	9	(9)	—
Net income (loss)	—	—	—	—	—	9,700	—	1,097	10,797

Balance as of September 30, 2011	39,628	$40	(3,281)	$(20,619)	$3,542,309	$(3,295,599)	$63	$6,137	$232,331

See accompanying Notes to Consolidated Financial Statements.

ICG GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2011	2010
	(in thousands)
Operating Activities – continuing operations
Net income (loss)	$10,641	$47,104
(Income) loss from discontinued operations	—	(802)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	3,451	2,835
Impairment related and other	603	1,172
Equity-based compensation	2,705	2,297
Equity loss	10,006	13,867
Other (income) loss	(26,184)	(74,119)
Deferred income taxes	567	3,924
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(5,443)	(8,067)
Tax receivable	6,314	4,757
Prepaid expenses and other assets	(1,276)	(890)
Accounts payable	167	310
Accrued expenses	(1,227)	(1,760)
Accrued compensation and benefits	(4,050)	143
Deferred revenue	3,833	4,092
Other liabilities	849	(301)

Cash flows provided by (used in) operating activities	956	(5,438)
Investing Activities – continuing operations
Capital expenditures, net	(2,596)	(2,739)
Advanced deposits for acquisition of fixed assets	(41)	(37)
Change in restricted cash	62	(104)
Proceeds from sales of marketable securities	—	74,383
Proceeds from sales/distributions of ownership interests	51,914	1,836
Proceeds from other distributions	1,424	—
Proceeds from sale of discontinued operations	—	670
Acquisitions of ownership interests and cost method investments	(10,950)	(2,252)
Acquisitions by subsidiary	(1,193)	—

Cash flows provided by (used in) investing activities	38,620	71,757
Financing Activities – continuing operations
Acquisition of noncontrolling interest in subsidiary equity	(1,320)	(49,647)
Long-term debt and capital lease obligations, net	(4,160)	19,597
Purchase of treasury stock	(8,588)	—
Tax withholdings related to equity-based awards	(146)	(375)
Cash received for stock option exercises	151	—
Exercises of stock options at subsidiary	—	400
Payment of dividend by ICG Commerce	—	(1,620)
Other financing activities	(49)	1

Cash flows provided by (used in) financing activities	(14,112)	(31,644)
Effect of exchange rates on cash	(85)	(40)
Discontinued Operations
Cash flows provided by (used in) operating activities	—	633
Cash flows provided by (used in) investing activities	—	(11)
Cash flows provided by (used in) financing activities	—	—

Net increase (decrease) in cash and cash equivalents from discontinued operations	—	622

Net increase (decrease) in cash and cash equivalents	25,379	35,257
Cash and cash equivalents at beginning of period	92,438	55,481

Cash and cash equivalents at the end of period	$117,817	$90,738

See accompanying Notes to Consolidated Financial Statements

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

2. Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements contained herein (the “Consolidated Financial Statements”) include the accounts of ICG Group, Inc. and its wholly-owned subsidiaries, wholly-controlled subsidiaries and majority-owned subsidiaries. ICG’s Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010 include the financial position of GovDelivery, ICG Commerce and InvestorForce. ICG’s Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010 include the results of GovDelivery, ICG Commerce and InvestorForce. The Consolidated Financial Statements are unaudited and, in the opinion of management, include all adjustments consisting only of normal and recurring adjustments necessary for a fair presentation of the results for these interim periods. The Consolidated Financial Statements should be read in connection with the consolidated financial statements and notes thereto included in ICG’s Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2010. Results of operations for the three- and nine-month periods ended September 30, 2011 are not necessarily indicative of the results of operations expected for the full year.

Principles of Accounting for Ownership Interests

The various interests that ICG acquires in its companies are accounted for using one of three methods: the consolidation method, the equity method and the cost method. The applicable accounting method is generally determined based on ICG’s voting interest in a company.

Consolidation. Companies in which ICG directly or indirectly owns more than 50% of the outstanding voting securities, and for which other stockholders do not possess the right to affect significant management decisions, are generally accounted for under the consolidation method of accounting. Under this method, a subsidiary’s balance sheet and results of operations are reflected within the Consolidated Financial Statements, and all significant intercompany accounts and transactions have been eliminated. Participation of other stockholders in the net assets and in the earnings or losses of a consolidated subsidiary is reflected in the line items “Noncontrolling Interest” in ICG’s Consolidated Balance Sheets and “Net income attributable to the noncontrolling interest” in ICG’s Consolidated Statements of Operations. Noncontrolling interest adjusts ICG’s consolidated results of operations to reflect only ICG’s share of the earnings or losses of the consolidated subsidiary. The results of operations and cash flows of a consolidated subsidiary are generally included through the latest interim period in which ICG owned a greater than 50% direct or indirect voting interest for the entire interim period or otherwise exercised control over the company.

Equity-based compensation activity at ICG’s consolidated subsidiaries may result in changes to ICG’s equity ownership of those companies. This activity typically results in adjustments to ICG’s carrying value of the relevant consolidated company and ICG’s additional paid-in capital. Any such activity is included in the line item “Impact of subsidiary equity transactions” in ICG’s Consolidated Statements of Changes in Equity.

Equity Method. Companies that are not consolidated, but over which ICG exercises significant influence, are accounted for under the equity method of accounting and are referred to in this Report as “equity method companies.” Whether or not ICG exercises significant influence with respect to a company depends on an evaluation of several factors, including, among others, representation on the company’s board of directors and equity ownership level, which is generally between a 20% and a 50% interest in the voting securities of an equity method company, as well as voting rights associated with ICG’s holdings in common stock, preferred stock and other convertible instruments in that company. Under the equity method of accounting, a company’s accounts are not reflected in ICG’s Consolidated Balance Sheets and Statements of Operations. ICG’s share of the earnings and/or losses of the company, as well as any adjustments resulting from prior period finalizations of equity income/losses, are reflected in the line item “Equity loss” in ICG’s Consolidated Statements of Operations. For the three and nine months ended September 30, 2011, those prior period finalizations are not material. The carrying values of ICG’s equity method companies are reflected in the line item “Ownership interests” in ICG’s Consolidated Balance Sheets.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. Significant Accounting Policies – (Continued)

When ICG’s carrying value in an equity method company is reduced to zero, no further losses are recorded in ICG’s Consolidated Financial Statements unless ICG has guaranteed obligations of the equity method company or has committed to additional funding. When the equity method company subsequently reports income, ICG will not record its share of such income until it equals the amount of its share of losses not previously recognized.

Cost Method. Companies not accounted for under either the consolidation method or equity method of accounting are accounted for under the cost method of accounting and are referred to in this Report as “cost method companies.” ICG’s share of the earnings and/or losses of cost method companies is not included in ICG’s Consolidated Balance Sheets or Consolidated Statements of Operations. However, impairment charges related to cost method companies are recognized in ICG’s Consolidated Statements of Operations. If circumstances suggest that the value of a cost method company with respect to which an impairment charge has been made has subsequently recovered, that recovery is not recorded. The carrying values of ICG’s cost method companies are reflected in the line item “Cost method investments” in ICG’s Consolidated Balance Sheets.

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

Changes in Ownership Interests

Any changes in ICG’s ownership interest in a consolidated subsidiary in which ICG maintains control is recognized as an equity transaction, with appropriate adjustments to both ICG’s additional paid-in capital and the corresponding noncontrolling interests. If control is lost, any retained interest is measured at fair value, and a gain or loss is recognized in ICG’s Consolidated Statements of Operations at that time. In addition, to the extent ICG maintains a smaller equity ownership, the accounting method used for that company is adjusted to the equity or cost method of accounting, as appropriate, for subsequent periods.

An increase in ICG’s ownership interest in an equity method company over which ICG maintains significant influence is accounted for as a step acquisition, with an allocation of the excess purchase price to the fair value of the net assets acquired. A decrease in ICG’s ownership in an equity method company over which ICG maintains significant influence is accounted for as a dilution gain or loss in ICG’s Consolidated Statements of Operations representing the difference between ICG’s share of the underlying net assets of the company prior to the relevant change in ownership and ICG’s share of the underlying net assets of the company subsequent to the relevant change in ownership. When a change occurs that results in a loss of the ability to exercise significant influence over an equity method company, ICG discontinues equity method accounting and applies the cost method of accounting as of the date the ability to exercise significant influence was lost. A change resulting in an increase in ICG’s ownership interest in an equity method company to that of a controlling financial interest is accounted for as a step acquisition, with an allocation of the purchase price to the fair value of the net assets acquired. ICG remeasures its previously held ownership interest in a company that was previously not consolidated at the acquisition date fair value; any gain or loss resulting from this remeasurement is recognized in ICG’s Consolidated Statements of Operations at that time. In addition, ICG begins to include the financial position and operating results of the newly-consolidated subsidiary in its Consolidated Financial Statements from the date ICG obtains the controlling financial interest in that subsidiary.

Any change in ICG’s ownership interest in a cost method company resulting in ICG’s ability to exercise significant influence over that company or in ICG’s obtaining a controlling financial interest in that company is accounted for with a retroactive adjustment of ICG’s ownership interest for ICG’s share of the past results of the former cost method company’s operations. Therefore, prior results of operations of the former cost method company could change the value of ICG’s ownership interest on its Consolidated Balance Sheets at the time of any such retroactive adjustment; any such change could be significant. Such an increase also results in an allocation of the purchase price to the fair value of the net assets acquired. Consistent with the accounting for an equity method company, should ICG’s ownership interest in a cost method company increase to that of a controlling financial interest, ICG remeasures its previously held ownership interest at the acquisition date fair value and recognizes any gain or loss resulting from this remeasurement in its Consolidated Statements of Operations at that time. In addition, ICG begins to include the financial position and operating results of the newly-consolidated subsidiary in its Consolidated Financial Statements from the date ICG obtains the controlling financial interest in that subsidiary.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. Significant Accounting Policies – (Continued)

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could materially differ from those estimates. These estimates include evaluation of ICG’s convertible debt and equity holdings in companies, holdings in marketable securities, asset impairment, revenue recognition, income taxes and commitments and contingencies. These estimates and assumptions are based on management’s best judgments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, such as the current economic environment, that management believes to be reasonable under the circumstances. Management adjusts those estimates and assumptions when facts and circumstances dictate that it is necessary or appropriate to do so. Volatile equity markets and reductions in information technology spending have combined to increase the uncertainty inherent in those estimates and assumptions. It is reasonably possible that ICG’s accounting estimates with respect to the ultimate recoverability of ICG’s ownership interests in convertible debt and equity holdings, goodwill and the useful life of intangible assets could change in the near term and that the effect of such changes on ICG’s consolidated financial statements could be material. Management believes the recorded amounts of ownership interests, goodwill, intangible assets and other assets are not impaired at September 30, 2011.

Ownership Interests, Goodwill, Intangibles, net and Cost Method Investments

ICG evaluates its carrying value in equity method companies and cost method companies continuously to determine whether an other than temporary decline in the fair value of any such company exists and should be recognized. In order to make this determination, ICG considers each such company’s achievement of its business plan objectives and milestones, the fair value of its ownership interest in each such company (which, in the case of any company listed on a public stock exchange, is the quoted stock price of the relevant ownership interest), the financial condition and prospects of each such company, and other relevant factors. The business plan objectives and milestones ICG considers include, among others, those related to financial performance, such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature, such as obtaining key business partnerships or the hiring of key employees. Impairment charges are determined by comparing ICG’s carrying value of a company with its estimated fair value. Fair value is determined by using a combination of estimating the cash flows related to the relevant asset, including estimated proceeds on disposition, and an analysis of market price multiples of companies engaged in lines of business similar to the company being evaluated. ICG concluded that the carrying value of its equity and cost method companies was not impaired as of September 30, 2011 or December 31, 2010. However, during the nine months ended September 30, 2010, ICG recorded an impairment charge in the amount of $2.9 million related to a decline in the fair value of its equity holdings in GoIndustry that ICG believed was other than temporary. See Note 5, “Ownership Interests.”

ICG tests goodwill for impairment annually during the fourth quarter of each year, or more frequently as conditions warrant, and intangible assets when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. ICG concluded that its goodwill and net intangible assets were not impaired as of September 30, 2011 or December 31, 2010. See Note 3, “Goodwill and Intangibles, net.”

Revenue Recognition

During the three and nine months ended September 30, 2011 and 2010, ICG’s consolidated revenues were attributable to ICG Commerce, GovDelivery and InvestorForce.

ICG Commerce generates revenue from strategic sourcing and procurement outsourcing services. Procurement outsourcing services generally include services and technology designed to help companies achieve unit cost savings and process efficiencies. ICG Commerce earns fees for implementation services, start-up services, content and category management (which may include sourcing as described below), hosting fees, buying center management fees, and certain transaction fees. ICG Commerce estimates the total contract value (excluding transaction fees and gain-share fees) under the contractual arrangements it has with its customers and generally recognizes revenue under those arrangements on a straight-line basis over the term of the relevant contract, which approximates the life of the customer relationship. Additionally, performance-based fees are deferred until the contingency is achieved or it is determined from existing data and past experience that the savings will be achieved and then generally recognized on a straight-line basis over the life of the contract, which approximates the life of the customer relationship. Sourcing programs are engagements in which ICG Commerce negotiates prices from certain suppliers on behalf of its customers in certain categories in which ICG Commerce has sourcing expertise. Under sourcing programs, either the customer pays a fixed fee or a gain-share amount for use of the negotiated rates. In fixed-fee sourcing arrangements, revenue is recognized on a proportional performance basis, provided that there is no uncertainty as to ICG Commerce’s ability to fulfill its obligations under the contract or other services that are to be rendered under the contract.

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

InvestorForce generates revenue from license fees earned in connection with hosted services, setup fees and support and maintenance fees, as well as from professional services. Hosted services primarily consist of data aggregation, performance calculation, real-time analysis and automated production of performance reports for the institutional investment community. Generally, InvestorForce charges its clients minimum quarterly base fees for hosted services. These minimum fees are recognized on a prorated basis over the service term. As the volume of client accounts increases, additional fees apply. These additional fees are recognized in the period in which account volumes exceed the relevant contract minimum. Setup and support and maintenance fees are deferred and recognized ratably over the service term. Revenue for professional services, which consist of the creation of custom platform enhancements, is recognized when the platform is delivered to, and can be used by, the customer.

Concentration of Customer Base and Credit Risk

No customer represented more than 10% of ICG’s consolidated revenue for the three and nine months ended September 30, 2011. For the three months ended September 30, 2010, one customer of ICG Commerce represented approximately 10% of ICG’s consolidated revenue. For the nine months ended September 30, 2010, two customers of ICG Commerce each represented approximately 11% of ICG’s consolidated revenue.

Reclassifications

Certain amounts in the prior-year financial statements have been reclassified to conform to the current presentation. The impact of these changes is not material and did not affect ICG’s net income (loss).

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued accounting guidance that permits an entity to first assess qualitative factors regarding whether it is more likely than not that an impairment to the entity’s goodwill exists as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Previous accounting guidance required an entity to test goodwill for impairment on at least an annual basis by comparing the fair value of a reporting unit with its carrying amount including goodwill before performing the second step of the test to measure the amount of the impairment loss, if any. This guidance will become effective for ICG on January 1, 2012. ICG does not expect the adoption of this guidance to have a significant impact on the Consolidated Financial Statements.

In June 2011, the FASB issued accounting guidance related to the presentation of other comprehensive income and its components in the financial statements. This guidance allows an entity the option to present the components of net income and other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive financial statements. This guidance will become effective for ICG on January 1, 2012 and must be applied retrospectively. Other than a change in presentation, ICG does not expect the adoption of this guidance to have a significant impact on the Consolidated Financial Statements.

In May 2011, the FASB issued accounting guidance that amends previous guidance for fair value measurement and disclosure requirements. The revised guidance was issued in connection with new International Financial Reporting Standards (IFRS) that were intended to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and IFRS. This guidance clarifies the intent of the application of existing fair value measurement and disclosure requirements, as well as changes certain measurement requirements and disclosures. This guidance will become effective for ICG on January 1, 2012 and must be applied prospectively. ICG does not expect the adoption of this guidance to have a significant impact on the Consolidated Financial Statements.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. Goodwill and Intangibles, net

The following table summarizes the activity related to ICG’s goodwill (in thousands):

Goodwill at December 31, 2010	$20,317
Increase in goodwill due to acquisitions	1,962

Goodwill at September 30, 2011	$22,279

As of September 30, 2011 and December 31, 2010, all of ICG’s goodwill was allocated to the core segment.

The following table summarizes ICG’s intangible assets from continuing operations (in thousands):

		As of September 30, 2011
Intangible Assets	Useful Life	Gross Carrying Amount Related to Continuing Operations	Accumulated Amortization	Net Carrying Amount
Customer relationships	11 years	$12,759	$(2,036)	$10,723
Trademarks/trade names	11 years	1,320	(210)	1,110
Technology	10 years	710	(124)	586

		14,789	(2,370)	12,419
Other intellectual property	Indefinite	400	—	400

		$15,189	$(2,370)	$12,819

		As of December 31, 2010
Intangible Assets	Useful Life	Gross Carrying Amount Related to Continuing Operations	Accumulated Amortization	Net Carrying Amount
Customer relationships	11 years	$12,759	$(1,166)	$11,593
Trademarks/trade names	11 years	1,320	(120)	1,200
Technology	10 years	710	(71)	639

		14,789	(1,357)	13,432
Other intellectual property	Indefinite	400	—	400

		$15,189	$(1,357)	$13,832

Amortization expense for intangible assets during the three and nine months ended September 30, 2011 was $0.3 million and $1.0 million, respectively. Amortization expense for the three and nine months ended September 30, 2010 was $0.3 million and $1.0 million, respectively. ICG amortizes intangibles using the straight line method.

Remaining estimated amortization expense is as follows (in thousands):

2011 (remaining three months)	$338
2012	1,351
2013	1,351
2014	1,351
2015	1,351
Thereafter	6,677

Remaining amortization expense	$12,419

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. Goodwill and Intangibles, net – (Continued)

During the nine months ended September 30, 2011, ICG Commerce completed two acquisitions. ICG Commerce is currently in the process of completing the purchase accounting related to these acquisitions. ICG Commerce expects to record goodwill and intangible assets related to these acquisitions. Until the purchase price allocation has been completed, the estimated total amount of intangible assets acquired is included in goodwill.

Impairments

ICG completes its annual impairment testing in the fourth quarter of each year, or more frequently as conditions warrant. There were no impairment charges related to goodwill or intangible assets associated with ICG’s consolidated subsidiaries during the nine-month periods ended September 30, 2011 and 2010, respectively.

4. Consolidated Core Companies

During the three months ended September 30, 2010, ICG increased its equity ownership in ICG Commerce from 76% to 81% by acquiring shares through a tender offer made to ICG Commerce stockholders in July 2010. This ownership increase, coupled with an increase in ICG’s equity ownership from 64% to 76% during the six months ended June 30, 2010 due to ICG’s acquisition of stock from another ICG Commerce stockholder, resulted in aggregate cash consideration paid by ICG to ICG Commerce shareholders of $49.7 million during the nine months ended September 30, 2010. Since ICG increased its equity ownership in ICG Commerce, there was an increase in ICG’s controlling interest and a corresponding decrease in noncontrolling interest ownership. Accordingly, ICG recorded a decrease to “Noncontrolling Interest” on ICG’s Consolidated Statements of Changes in Equity of $10.8 million during the nine months ended September 30, 2010. The remaining purchase price of $38.9 million was recorded as a decrease to “Additional paid-in capital” on ICG’s Consolidated Statements of Changes in Equity during the nine months ended September 30, 2010. These amounts are reflected in the line item “Impact of incremental acquisition of ICG Commerce” on ICG’s Consolidated Statements of Changes in Equity.

Between October 1, 2010 and September 30, 2011, ICG’s equity ownership interest in ICG Commerce did not change substantially. ICG’s equity ownership in ICG Commerce decreased 1% over this period due to various equity compensation transactions during the period (primarily in 2010) and ICG Commerce’s issuance of additional shares of stock in connection with an acquisition in June 2011. The decrease was offset by ICG’s acquisition of a 1% equity interest from other ICG Commerce stockholders in May 2011. The impact of ICG’s acquisition of the additional 1% equity ownership from other ICG Commerce stockholders on ICG’s additional paid-in capital and the noncontrolling interest is reflected in the line item “Impact of incremental acquisition of ICG Commerce” on ICG’s Consolidated Statements of Changes in Equity.

On August 31, 2010, GovDelivery completed the sale of its GovDocs, Inc. subsidiary (“GovDocs”) for aggregate consideration of $1.8 million, which consisted of a combination of cash ($0.7 million), the redemption of shares of GovDelivery’s Series AA Preferred Stock held by the purchaser (valued at $0.8 million) and a secured promissory note (for $0.3 million, which was repaid during the nine months ended September 30, 2011). As a result of GovDelivery’s redemption of shares of its Series AA Preferred Stock in connection with the sale of GovDocs, ICG’s equity ownership interest in GovDelivery increased from 89% to 93% during the three months ended September 30, 2010. There were no changes to ICG’s equity ownership interest in GovDelivery between September 30, 2010 and September 30, 2011.

In connection with the sale of GovDocs, ICG recorded a reduction to goodwill and intangibles, net of accumulated amortization, of $0.3 million and $1.1 million, respectively, during the three months ended September 30, 2010. These assets related to the GovDocs business and had been recorded by ICG as part of its purchase accounting for the acquisition of GovDelivery on December 31, 2009.

The revenue and operating activities of GovDocs prior to the sale have been removed from the line items in which they were reported during the relevant 2010 periods, and the resulting net income of less than $0.1 million and $0.2 million, is included in “Income (loss) from discontinued operations” on ICG’s Consolidated Statements of Operations for the three and nine months ended September 30, 2010, respectively. The sale of GovDocs resulted in a gain of $0.6 million, which is also included in “Income (loss) from discontinued operations” on ICG’s Consolidated Statements of Operations for the three and nine months ended September 30, 2010.

Restricted stock awards granted, partially offset by stock repurchases, at InvestorForce reduced ICG’s equity ownership interest in InvestorForce from 80% to 78% during the three months ended September 30, 2010. Forfeitures of restricted stock by a former employee of InvestorForce increased ICG’s equity ownership in InvestorForce from 78% to 79% during the three months ended September 30, 2011.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. Consolidated Core Companies – (Continued)

Revenue, net income (loss) attributable to ICG Group, Inc. and net income (loss) per diluted share attributable to ICG Group, Inc. would have been $30.2 million, $1.8 million and $0.05 per share, respectively, for the three months ended September 30, 2010, had ICG owned 81% of ICG Commerce, 93% of GovDelivery (excluding GovDocs), and 79% of InvestorForce during that entire period. Revenue, net income (loss) attributable to ICG Group, Inc. and net income (loss) per diluted share attributable to ICG Group, Inc. would have been $82.6 million, $46.6 million and $1.28 per share, respectively, for the nine months ended September 30, 2010, had ICG owned 81% of ICG Commerce, 93% of GovDelivery (excluding GovDocs), and 79% of InvestorForce during that entire period. The acquisitions completed by ICG Commerce in 2011 would not have significantly impacted prior period results.

During the three months ended September 30, 2010, ICG Commerce paid a cash dividend in the aggregate amount of $27.0 million on its Series E and E-1 Preferred Stock. The noncontrolling interest received $1.6 million, its share of the dividend based on its ownership of ICG Commerce’s Series E and E-1 Preferred Stock. This dividend, including the equity adjustment to realign the noncontrolling interest ownership that resulted from the disproportionate amount received, resulted in an increase of $3.5 million to ICG’s additional paid-in capital and a decrease of $5.1 million to the noncontrolling interest. These amounts are included in the line item “Impact of subsidiary equity transactions” on ICG’s Consolidated Statements of Changes in Equity for the nine months ended September 30, 2010.

5. Ownership Interests

Equity Method Companies

The following unaudited summarized financial information relates to ICG’s core and venture companies accounted for under the equity method of accounting as of September 30, 2011 and December 31, 2010, and for the three and nine months ended September 30, 2011 and 2010, and has been compiled from the financial statements of those core and venture companies.

Balance Sheets (Unaudited)

	September 30, 2011 (1)	December 31, 2010 (2)
	(in thousands)
Cash and cash equivalents	$12,728	$53,160
Other current assets	42,444	63,299
Non-current assets	102,707	157,160

Total assets	$157,879	$273,619

Current liabilities	$73,911	$119,293
Non-current liabilities	9,877	22,586
Long-term debt	22,687	16,971
Stockholders’ equity	51,404	114,769

Total liabilities and stockholders’ equity	$157,879	$273,619

Total carrying value	$49,635	$83,829

(1)	Includes (ICG voting ownership): Acquirgy (25%), Channel Intelligence (49%), Freeborders (31%), GoIndustry (26%), SeaPass (26%), StarCite (36%) and WhiteFence (36%).
(2)

Includes (ICG voting ownership): Acquirgy (25%), Channel Intelligence (50%), ClickEquations, Inc. (“ClickEquations”) (33%), Freeborders (31%), GoIndustry (26%), Metastorm Inc. (“Metastorm”) (33%), SeaPass (26%), StarCite (36%) and WhiteFence (36%).

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Ownership Interests – (Continued)

As of September 30, 2011, ICG’s aggregate carrying value in its equity method companies exceeded ICG’s share of the net assets of those companies by approximately $33.5 million. Of this excess, $23.6 million has been allocated to goodwill, which is not amortized, and $9.9 million has been allocated to intangibles, which are generally being amortized over periods ranging from three to seven years. As of December 31, 2010, this excess was $47.9 million, $36.5 million of which was allocated to goodwill, and $11.4 million of which was allocated to intangibles. Amortization expense associated with these intangibles was $0.4 million and $1.6 million for the three and nine months ended September 30, 2011, respectively. Amortization expense associated with these intangibles was $0.6 million and $2.0 million for the three and nine months ended September 30, 2010, respectively. This amortization expense is included in the table below in the line item “Amortization of intangible assets” and is included in the line item “Equity loss” on ICG’s Consolidated Statements of Operations.

Results of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011 (1)	2010 (3)	2011 (2)	2010 (3)
	(in thousands)		(in thousands)
Revenue	$39,808	$59,718	$132,377	$174,403

Net income (loss)	$(8,765)	$(7,935)	$(26,579)	$(26,253)

Equity loss excluding impairments and amortization of intangible assets	$(2,797)	$(2,308)	$(8,436)	$(8,904)
Impairment charge of GoIndustry	—	—	—	(2,914)
Amortization of intangible assets	(448)	(644)	(1,570)	(2,049)

Total equity loss	$(3,245)	$(2,952)	$(10,006)	$(13,867)

(1)	Includes Acquirgy, Channel Intelligence, Freeborders, GoIndustry, SeaPass, StarCite and WhiteFence.
(2)

Includes Acquirgy, Channel Intelligence, ClickEquations (to June 14, 2011, the date of disposition), Freeborders, GoIndustry, Metastorm (to February 17, 2011, the date of disposition), SeaPass, StarCite and WhiteFence.

(3)	Includes Acquirgy, Channel Intelligence, ClickEquations, Freeborders, GoIndustry, Metastorm, SeaPass, StarCite and WhiteFence.

Impairments – Equity Companies

ICG performs ongoing business reviews of its equity and cost method companies to determine whether ICG’s carrying value in these companies is impaired. ICG determined its carrying value in its equity and cost method companies was not impaired during the three and nine months ended September 30, 2011. During the nine months ended September 30, 2010, ICG recorded impairment charges of $2.9 million to reduce its basis in GoIndustry, a venture company accounted for under the equity method, as a result of declines in the fair value of ICG’s equity holdings in that company during the relevant period. The carrying value of ICG’s ownership interest in GoIndustry was $0.8 million and $2.3 million as of September 30, 2011 and December 31, 2010, respectively. The fair value of ICG’s equity holdings in GoIndustry was $2.1 million and $3.5 million as of September 30, 2011 and December 31, 2010, respectively, based upon the per share closing price for GoIndustry’s common stock on those respective dates.

Other Equity Company Information

On February 17, 2011, Metastorm, one of ICG’s equity core companies, was sold to Open Text Corporation (“Open Text”). ICG’s portion of the sale proceeds was $53.0 million; $51.3 million of those proceeds were received at closing on February 17, 2011, and the remaining proceeds were placed in escrow in connection with a customary indemnification holdback. As a result of this transaction, ICG recorded a gain of $24.9 million during the nine months ended September 30, 2011 that is included in the line item “Other income (loss)” on ICG’s Consolidated Statements of Operations. During the three months ended September 30, 2011, $0.4 million of escrowed proceeds was paid to Open Text; ICG’s share of this amount would have been $0.1 million. ICG will record a gain in the amount of the escrowed proceeds received, if any, in the period in which ICG is entitled to receive such proceeds, the amount is fixed or determinable and realization is assured.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Ownership Interests – (Continued)

On June 14, 2011, Channel Intelligence acquired substantially all of the assets of ClickEquations, primarily in exchange for Channel Intelligence preferred stock that was distributed to ClickEquations’ stockholders, including ICG. The transaction diluted ICG’s ownership in Channel Intelligence and, accordingly, ICG recorded a dilution gain of $0.5 million. Based on the difference between the specified value of the Channel Intelligence preferred stock received by ICG in the transaction and ICG’s carrying value of ClickEquations on the transaction date, ICG recorded a loss on the sale of ClickEquations in the amount of $0.8 million. Both the dilution gain and the loss on the sale transaction are included in the line item “Other income (loss)” on ICG’s Consolidated Statements of Operations for the nine months ended September 30, 2011.

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

Other

During the three months ended September 30, 2011, ICG paid $5.5 million to acquire a 13% equity ownership interest in a cost method company. ICG’s carrying value of its holdings in cost method companies was $9.7 million and $1.3 million as of September 30, 2011 and December 31, 2010, respectively. Those amounts are reflected in the line item “Cost method investments” on ICG’s Consolidated Balance Sheets in the relevant periods.

ICG owns approximately 9% of Anthem Ventures Fund, L.P. (formerly eColony, Inc.) and Anthem Ventures Annex Fund, L.P. (collectively, “Anthem”), which invest in technology companies. ICG acquired its interest in Anthem in 2000 and currently has no carrying value in Anthem. Accordingly, the receipt of distributions from Anthem by ICG would result in a gain at the time ICG receives those distributions. During the nine months ended September 30, 2011, ICG received a distribution from Anthem in the amount of $1.4 million. See Note 10, “Other Income (Loss).”

Escrow Information

During the nine months ended September 30, 2011, ICG received a distribution of $0.5 million of previously escrowed funds that related to a sale of ICG’s equity holdings in a former cost method company. See Note 10, “Other Income (Loss).”

As of September 30, 2011, ICG had 13,069 outstanding shares of Intercontinental Exchange, Inc. (“ICE”) common stock remaining in escrow; the stock was valued at $1.5 million based on the September 30, 2011 closing stock price of ICE’s common stock. Additionally, ICG had outstanding aggregate cash proceeds, subject to ongoing indemnity claims, of $2.2 million associated with escrowed proceeds from sales of former equity method and cost method companies, including the Metastorm sale. The release of additional escrowed proceeds, if any, to ICG would result in additional gains at the time ICG is entitled to such proceeds, the amount is fixed or determinable and realization is assured.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Financial Instruments

Derivative Financial Instruments

During the three and nine months ended September 30, 2011 and 2010, ICG Commerce utilized average rate currency options with quarterly expirations to mitigate the risk of currency fluctuations at ICG Commerce’s operations in the United Kingdom, Europe, Asia and South America. The net mark-to-market adjustments recognized by ICG Commerce are detailed in the table below and represent the premiums paid for the options by ICG Commerce, as well as the change in value of the options related to the fluctuation of exchange rates during the relevant period.

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

From February 2006 to July 2010, ICG managed its exposure to price fluctuations of Blackboard, Inc. (“Blackboard”) common stock, which is traded on the NASDAQ Global Select Market (NASDAQ: BBBB), through the use of cashless collar contracts. Although these instruments were derivative securities, their economic risks were similar to, and managed on the same basis as, the risks associated with the Blackboard common stock held by ICG. The cashless collar contracts were marked to market through earnings each period, the impact of which is detailed in the table below. The income or loss was primarily driven by the change in the closing price of Blackboard common stock from the beginning to the end of the relevant quarter. The mark-to-market impact was generally expense if Blackboard’s stock price rose, or income if Blackboard’s stock price declined, during the relevant quarter. During the nine months ended September 30, 2010, ICG terminated cashless collar contracts underlying a total of 625,000 shares of Blackboard common stock. Additionally, two other cashless collar contracts underlying a total of 375,000 shares of Blackboard common stock expired during the nine months ended September 30, 2010. There were no cashless collar contracts outstanding as of September 30, 2011 or December 31, 2010.

The following table presents the classifications and fair values of our derivative instruments as of September 30, 2011 and December 31, 2010:

Consolidated Balance Sheets
Derivative	Classification	September 30, 2011	December 31, 2010
		(in thousands)
Average rate currency options	Other assets, net	$6	$—
Interest rate swap	Accrued expenses	$(53)	$(12)

The following table presents the mark-to-market impact on earnings resulting from ICG’s hedging activities for the three- and nine-month periods ended September 30, 2011 and 2010, respectively:

Consolidated Statements of Operations
		Three months ended September 30,		Nine months ended September 30,
Derivatives	Classification	2011	2010	2011	2010
		(in thousands)
Average rate currency options	Other income (loss), net	$(43)	$(76)	$(185)	$(60)
Interest rate swap	Interest expense	$(9)	$—	$(41)	$—
Cashless collar contracts	Other income (loss), net	$—	$(185)	$—	$547

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

Level 3 – Unobservable inputs to the valuation techniques that are significant to the fair value of the asset or liability.

The fair values of ICG’s financial assets measured at fair value on a recurring basis were as follows:

	$112,980	$112,980	$112,980	$112,980
	Balance at September 30, 2011	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents (money market accounts)	$112,980	$112,980	$—	$—
Hedges of foreign currency risk *	6	—	6	—
Hedges of interest rate risk *	(53)	—	(53)	—

	$112,933	$112,980	$(47)	$—

	Balance at December 31, 2010	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents (money market accounts)	$81,205	$81,205	$—	$—
Hedges of interest rate risk *	(12)	—	(12)	—

	$81,193	$81,205	$(12)	$—

*	ICG’s respective counterparties under these arrangements provide quarterly statements of the market values of the relevant instruments based on significant inputs that are observable or can be derived principally from, or corroborated by, observable market data for substantially the full term of the relevant assets or liabilities.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. Debt

Long-Term Debt

ICG’s consolidated long-term debt was $15.9 million and $20.1 million as of September 30, 2011 and December 31, 2010, respectively. This long-term debt relates to ICG’s consolidated core companies and primarily consists of a term loan at ICG Commerce that was entered into in August 2010. The current maturities of long-term debt in the table below are due within one year, and the remaining long-term debt at September 30, 2011 is due at various times through 2015.

		As of
	Interest Rates	September 30, 2011	December 31, 2010
		(in thousands)

ICG Commerce term loan	1.92-3.09%	$15,667	$18,667
Capital leases	2.25-12.98%	236	503
Other debt	8.25-10.27%	12	911

		15,915	20,081
Current maturities		(4,230)	(4,623)

Long-term debt		$11,685	$15,458

Loan and Credit Agreements

On August 3, 2010, ICG Commerce and a number of its wholly-owned subsidiaries entered into a loan agreement with PNC Bank under which the company is able to borrow up to $15.0 million under a revolving line of credit. The line of credit matures on August 2, 2013 and provides for the issuance by the bank of up to $5.0 million of letters of credit, subject to specified fees and other terms. The line of credit is also subject to a 0.25% per annum unused commitment fee that is payable to the bank quarterly. Also on August 3, 2010, ICG Commerce and the other borrowing companies under the line of credit borrowed $20.0 million under a term loan with PNC Bank. The proceeds from the term loan were used to fund a cash dividend paid to certain stockholders of ICG Commerce, including ICG, on August 4, 2010. ICG Commerce paid a nonrefundable $0.2 million commitment fee to PNC Bank upon the consummation of the new line of credit and term loan.

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

At September 30, 2011, the effective interest rate being paid by ICG Commerce under the term loan, including the applicable margin, was 1.92% for the portion of the loan tied to a floating LIBOR rate and 3.09% for the portion of the loan covered by the interest rate swap hedge agreement. Any outstanding principal and interest under the line of credit will become due and payable periodically through August 2, 2013. The principal under the term loan is payable in $0.3 million monthly installments through August 1, 2015, and any outstanding interest under the term loan will become due and payable periodically through August 1, 2015. Both the line of credit and the term loan are subject to a number of financial and other covenants that are specified in the loan documents. There were no amounts outstanding under the PNC Bank line of credit agreement as of September 30, 2011 or December 31, 2010.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. Debt – (Continued)

On December 18, 2009, ICG entered into an amended and restated letter of credit agreement with Comerica Bank (the “LC Agreement”) that provides for the issuance of letters of credit of up to $10.0 million, subject to a cash-secured borrowing base as defined by the LC Agreement. On December 17, 2010, the LC Agreement was extended to December 16, 2011. Under the LC Agreement, ICG will pay Comerica Bank issuance fees of 0.50% per annum of the outstanding face amount of each issued letter of credit. The LC Agreement is also subject to a 0.25% per annum unused commitment fee payable to the bank on a quarterly basis. No amounts were outstanding under the LC Agreement at September 30, 2011 or December 31, 2010.

8. Segment Information

ICG has two reporting segments: the “core” segment and the “venture” segment. Companies in which ICG holds equity or convertible debt interests that are not deemed to be marketable securities are included in either the core or venture segment, while companies in which ICG holds equity interests that have been designated as marketable securities are considered “corporate” assets. At September 30, 2011, the core segment included the results of ICG’s consolidated core companies, recorded ICG’s share of earnings and losses of its equity core companies and captured ICG’s carrying value in its consolidated core companies and equity core companies. At September 30, 2011, the venture segment recorded ICG’s share of earnings and losses of venture companies accounted for under the equity method of accounting and captured ICG’s carrying value in its venture companies.

The core reporting segment includes companies in which ICG’s management takes a very active role in providing strategic direction and management assistance. ICG owns majority controlling equity positions or substantial minority equity positions (i.e., the largest equity positions) in those companies. ICG expects to devote relatively large initial amounts of capital to acquire stakes in core companies, particularly consolidated core companies, since any such acquisition would entail the deployment of cash and/or the issuance of ICG stock to purchase a large equity stake in a target with relatively strong financial characteristics and growth potential. The venture reporting segment includes companies to which ICG generally devotes less capital, holds relatively smaller ownership stakes and generally has less influence over the strategic directions and management decisions than it does with its core companies.

Approximately 7% of ICG’s consolidated revenue for both the three and nine months ended September 30, 2011 relates to sales generated in the United Kingdom, primarily by ICG Commerce. Approximately 7% and 8% of ICG’s consolidated revenue for the three and nine months ended September 30, 2010, respectively, relates to sales generated in the United Kingdom, primarily by ICG Commerce. The remaining consolidated revenues for the three and nine months ended September 30, 2011 and 2010 primarily relate to sales generated in the United States. As of September 30, 2011 and December 31, 2010, ICG’s assets were located primarily in the United States.

On February 17, 2011, Metastorm, which had been an equity core company, was sold. Prior to the sale, ICG’s portion of Metastorm’s net results was included in ICG’s core segment. The amount of equity loss related to Metastorm has been removed from the core segment and is reflected in “Dispositions” in the table below for the three and nine months ended September 30, 2010, as well as for the nine months ended September 30, 2011. In addition, ICG’s basis in Metastorm has been removed from core segment assets and reflected in “Dispositions” as of December 31, 2010 in the table below.

On June 14, 2011, ClickEquations, which had been a venture company accounted for under the equity method, was sold. Prior to the sale, ICG’s portion of ClickEquations’ net results was included in ICG’s venture segment. The amount of equity loss related to ClickEquations has been removed from the venture segment and reflected in “Dispositions” in the table below for the three and nine months ended September 30, 2010 as well as for the nine months ended September 30, 2011. In addition, ICG’s basis in ClickEquations has been removed from venture segment assets and reflected in “Dispositions” as of December 31, 2010 in the table below.

Also included in “Dispositions” in the table below are the net results and the gain on the sale of GovDelivery’s GovDocs subsidiary, which was sold during 2010 and are reported as “Income (loss) from discontinued operations” on ICG’s Consolidated Statements of Operations for the three and nine months ended September 30, 2010.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. Segment Information – (Continued)

The following presentation summarizes selected information related to ICG’s segments for the periods indicated. All significant intersegment activity has been eliminated. Assets are owned or allocated assets used by each reporting segment.

Segment Information
		(in thousands)
				Reconciling Items
	Core	Venture	Total Segment	Dispositions(1)	Corporate	Other(2)	Consolidated Results

Three Months Ended September 30, 2011
Revenues	$35,142	$—	$35,142	$—	$—	$—	$35,142
Net income (loss) attributable to ICG Group, Inc.	$834	$(1,763)	$(929)	$—	$(3,303)	$1,275	$(2,957)

Three Months Ended September 30 , 2010
Revenues	$30,222	$—	$30,222	$—	$—	$—	$30,222
Net income (loss) attributable to ICG Group, Inc.	$(1,650)	$(797)	$(2,447)	$(136)	$(4,375)	$8,749	$1,791

Nine Months Ended September 30, 2011
Revenues	$104,424	$—	$104,424	$—	$—	$—	$104,424
Net income (loss) attributable to ICG Group, Inc.	$1,818	$(4,392)	$(2,574)	$(1,001)	$(12,288)	$25,563	$9,700

Nine Months Ended September 30, 2010
Revenues	$82,634	$—	$82,634	$—	$—	$—	$82,634
Net income (loss) attributable to ICG Group, Inc.	$(6,902)	$(2,732)	$(9,634)	$(2,324)	$(13,514)	$71,795	$46,323

(1)	Including discontinued operations.
(2)	Components of Other

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Corporate other income (loss) (Note 10)	$39	$8,978	$26,504	$74,379
Noncontrolling interest	(335)	(229)	(941)	(781)
Impairment of GoIndustry (Venture) (Note 5)	—	—	—	(2,914)
Income tax benefit (expense) (Note 11)	1,571	—	—	1,111

	$1,275	8,749	$25,563	$71,795

	Core	Venture	Total Segment	Dispositions	Corporate	Other	Consolidated Results

Assets as of:
September 30, 2011	$166,963	$7,973	$174,936	$—	$106,470	$—	$281,406

Assets as of:
December 31, 2010	$157,273	$12,343	$169,616	$29,635	$81,738	$—	$280,989

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. Equity-Based Compensation

Equity-based compensation for these periods is primarily included in “Selling, general and administrative” on ICG’s Consolidated Statements of Operations. The following table provides additional information related to ICG’s equity-based compensation:

						Weighted
						Average Years
					Unrecognized	Remaining of
					Equity-Based	Equity-Based
	Three Months Ended		Nine Months Ended		Compensation	Compensation
	September 30,		September 30,		at September 30,	Expense at
	2011	2010	2011	2010	2011	Sept. 30, 2011
	(in thousands, except weighted average years)
SARs	$611	$496	$1,645	$1,540	$5,839	2.8
Stock Options	—	—	—	—	1	1.2
Restricted Stock	85	(4)	162	72	1,086	3.4
DSUs	175	54	528	150	305	0.4

Equity-Based Compensation for ICG Group, Inc.	$871	$546	$2,335	$1,762	$7,231
Equity-Based Compensation for Consolidated Core Companies	54	162	370	535	1,883	3.9

Equity-Based Compensation	$925	$708	$2,705	$2,297	$9,114

Stock Appreciation Rights (SARs)

Each SAR represents the right of the holder to receive, upon exercise of that SAR, shares of ICG Common Stock equal to the amount by which the fair market value of a share of that Common Stock on the date of exercise of the SAR exceeds the base price of the SAR. The base price is determined by the NASDAQ closing price of ICG’s Common Stock on the date of grant (or the closing price on the next trading day if there are no trades in ICG’s stock on the date of grant). The fair value of each SAR is estimated on the grant date using the Black-Scholes option-pricing model. SARs generally vest over four years, with 25% vesting on the first anniversary of the grant date and the remaining 75% vesting equally each month over the subsequent 36 months.

During the nine months ended September 30, 2011, ICG granted 275,625 SARs to employees and a non-management director at a weighted-average base price of $12.15 per share and a weighted-average fair value of $6.58 per share. During the nine months ended September 30, 2010, ICG granted 1,406,940 SARs to employees and a non-management director at a weighted-average base price of $6.79 per share and a weighted-average fair value of $3.96 per share. There were no SARs exercised during the three months ended September 30, 2011. During the nine months ended September 30, 2011, 98,057 SARs were exercised. These exercises resulted in the issuance of 19,998 shares of ICG’s Common Stock during the nine months ended September 30, 2011. During the three and nine months ended September 30, 2010, 531,020 SARs and 586,020 SARs, respectively, were exercised, which resulted in the issuance of 139,781 shares and 151,457 shares of ICG’s Common Stock during the respective periods. There were 4,149,453 and 3,971,885 SARs outstanding at September 30, 2011 and December 31, 2010, respectively. The aggregate intrinsic values of the SARs outstanding at September 30, 2011 and December, 31, 2010 were $7.4 million and $27.0 million, respectively.

Stock Options

The fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model. Stock options generally vest over four years. There were no stock options granted during the three and nine months ended September 30, 2011 and 2010. During the three and nine months ended September 30, 2011, 15,300 and 18,725 stock options were exercised, respectively. There were no stock options exercised during the three and nine months ended September 30, 2010. During the three and nine months ended September 30, 2011, 39,619 and 108,736 stock options expired, respectively. During the three and nine months ended September 30, 2010, 1,000 and 26,626 stock options expired, respectively. There were 183,708 and 311,169 stock options outstanding as of September 30, 2011 and December 31, 2010, respectively.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. Equity-Based Compensation – (Continued)

SARs and Stock Options Fair Value Assumptions

ICG estimates the grant date fair value of SARs and stock options using the Black-Scholes option-pricing model, which requires the input of highly subjective assumptions. These assumptions include estimating the expected life of the award and estimating volatility of ICG’s stock price over the expected term. Expected volatility approximates the historical volatility of ICG’s Common Stock over the period commensurate with the expected term of the award. The expected term calculation is based on an average of the award vesting term and the life of the award. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for an instrument with a maturity that is commensurate with the expected term of the award. Changes in these assumptions, the estimated forfeitures and the requisite service period can materially affect the amount of equity-based compensation recognized in ICG’s Consolidated Statements of Operations.

The following assumptions were used to determine the fair value of SARs granted to employees by ICG during the three- and nine-month periods ended September 30, 2011 and 2010, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Expected volatility	—	—	56%	60%
Average expected life of SAR (in years)	—	—	5.25-6.25	2.75-6.25
Risk-free interest rate	—	—	1.62-1.97%	1.55-2.92%
Dividend yield	—	—	0.0%	0.0%

Restricted Stock

During the nine months ended September 30, 2011, ICG granted 66,875 shares of restricted stock to its employees. These awards vest in equal annual installments over four years and were valued at $0.8 million on the date of grant. Also during the nine months ended September 30, 2011, ICG granted 15,035 shares of restricted stock to executives of a consolidated subsidiary. These awards vest after seven years, with the possibility to accelerate the vesting for the achievement of certain performance conditions, and were valued at $0.2 million on the date of grant. The issuance of these awards is included in the line item “Issuance of restricted stock” in ICG’s Consolidated Statements of Changes in Equity. The expense associated with these awards is included in the line item “Equity-based compensation related to restricted stock” in ICG’s Consolidated Statements of Changes in Equity.

The expense associated with the awards granted to executives of a consolidated subsidiary are included in the line item “Equity-Based Compensation for Consolidated Core Companies” in the table above. At the time of grant, ICG believed certain performance conditions related to the awards issued to executives of a consolidated subsidiary were probable of achievement and recorded $0.1 million of expense related to these awards during the six months ended June 30, 2011. During the three months ended September 30, 2011, ICG no longer believed the achievement of these performance conditions was probable. Accordingly, ICG reversed a portion of the expense previously recorded and will record the total expense associated with these awards over the seven-year vesting period.

During the nine months ended September 30, 2010, ICG granted 25,000 shares of restricted stock to one of its employees. This award vests in equal annual installments over four years and was valued at $0.2 million on the date of grant. During the nine months ended September 30, 2011, 6,250 shares of restricted stock vested. During the three and nine months ended September 30, 2010, 525 shares and 3,025 shares of restricted stock vested. There were no forfeitures of restricted stock during the nine months ended September 30, 2011. During the three and nine months ended September 30, 2010, 7,500 shares of restricted stock were forfeited. There were 136,160 and 60,500 shares of restricted stock outstanding at September 30, 2011 and December 31, 2010, respectively.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. Equity-Based Compensation – (Continued)

Subsequent to September 30, 2011, the Compensation Committee of ICG granted 550,000 shares of restricted stock to each of Walter W. Buckley, III, ICG’s Chief Executive Officer, and Douglas A. Alexander, ICG’s President. The vesting for each of these grants is as follows. One-third (183,333) of these restricted shares vest upon (1) ICG’s achievement of trailing twelve-month consolidated revenue in excess of $500.0 million at any time on or before December 31, 2015, or (2) ICG’s achievement of its share of trailing twelve-month consolidated adjusted earnings before interest, taxes, depreciation and amortization, excluding equity-based compensation and unusual items in excess of $70.0 million at any time on or before December 31, 2015. If neither of the above financial metrics is met, but ICG achieves at least 75% of either of these targets, a portion (at least 91,667) of these restricted shares vests, with ratable vesting (up to 183,333) for the achievement of any percentage of the financial targets between 75% and 100%. One-third (183,333) of these restricted shares vest if the thirty-day volume weighted average price per share of ICG’s Common Stock equals or exceeds $25.00 at any time prior to December 31, 2015. A portion (91,667) of these restricted shares vests if the $25.00 per share stock price target is not achieved, but ICG’s total stockholder return is in the top 40% of all NASDAQ Component members for the period beginning on the date of grant and ending on December 31, 2015. The remaining one-third (183,334) of these restricted shares vest ratably over four years, commencing in May 2012. In the event of a change of control (as defined by ICG’s Third Amended and Restated 2005 Omnibus Equity Compensation Plan) before December 31, 2015, all of the shares contingent upon the achievement of the financial and stock price metrics automatically vest and any unrecognized equity-based compensation expense associated with those awards would be immediately recognized. These two awards were valued at an aggregate of $11.0 million on the date of grant. ICG will record equity-based compensation expense related to these awards beginning in the fourth quarter of 2011.

Deferred Stock Units (DSUs)

Each DSU represents a share of Common Stock into which that DSU will be converted upon the termination of the recipient’s service at ICG. During the nine months ended September 30, 2011, ICG issued 60,000 DSUs to its non-management directors under the Non-Management Director Compensation Plan (the “Director Plan”); those DSUs were valued at $0.8 million. During the nine months ended September 30, 2011, 7,500 of those DSUs vested in connection with a director’s resignation from ICG’s Board of Directors.

The remaining 52,500 DSUs are expected to vest in the first quarter of 2012. During the nine months ended September 30, 2010, ICG issued 36,000 DSUs to its non-management directors under the Director Plan, which were valued at $0.2 million. During the nine months ended September 30, 2010, 4,500 of those DSUs were forfeited; the remaining 31,500 DSUs vested during the nine months ended September 30, 2011.

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

During the three and nine months ended September 30, 2011, ICG issued 2,759 DSUs and 8,493 DSUs, respectively, to ICG’s non-management directors. During the three and nine months ended September 30, 2010, ICG issued 6,543 DSUs and 21,359 DSUs, respectively, to ICG’s non-management directors. The expense of less than $0.1 million and $0.1 million for the three and nine months ended September 30, 2011, respectively, and the expense of $0.1 million and $0.2 million for the three and nine months ended September 30, 2010, respectively, associated with the quarterly grants for service is included in the line item “Selling, General and Administrative” in ICG’s Consolidated Statements of Operations (but is not reflected in the summary Equity-Based Compensation table above).

Consolidated Core Companies

ICG’s consolidated core companies recorded $0.1 million and $0.4 million of compensation expense related to equity-based awards during the three and nine months ended September 30, 2011, respectively. ICG’s consolidated core companies, primarily ICG Commerce, recorded $0.2 million and $0.5 million of compensation expense related to equity-based awards during the three and nine months ended September 30, 2010, respectively. ICG Commerce’s stock options generally vest over four years, with 25% vesting on the first anniversary of the grant date and the remaining 75% vesting equally each month over the next 36 months. The fair value of each of ICG Commerce’s option awards was estimated on the grant date using the Black-Scholes option pricing model.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. Other Income (Loss)

Other Income (Loss), net

Other income (loss), net consists of the effect of transactions and other events relating to ICG’s ownership interests in its companies and its operations in general.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Gain on sale of Metastorm (Note 5)	$—	$—	$24,853	$—
Loss on sale of ClickEquations (Note 5)	—	—	(803)	—
Realized gains on marketable securities, net of hedge termination costs of $0.2 million	—	9,155	—	66,952
Unrealized gain (loss) on mark-to-market of hedges (Note 6)	—	(185)	—	547
Gain on sale of Creditex	—	—	—	5,089
Gains on sales/distributions of ownership interests	36	—	567	1,836
Dilution gain (loss) on equity method companies	23	—	496	(67)
Gains on other distributions	—	—	1,424	—
Other	(20)	8	(33)	22

	39	8,978	26,504	74,379
Total other income (loss) for consolidated core companies	(413)	218	(320)	(260)

	$(374)	$9,196	$26,184	$74,119

Marketable securities represent ICG’s holdings in publicly-traded equity securities accounted for as available-for-sale securities. At September 30, 2011 and December 31, 2010, ICG did not hold interests in any marketable securities. ICG held a noncontrolling interest in Blackboard throughout the three and nine months ended September 30, 2010. During the three and nine months ended September 30, 2010, ICG sold 250,000 shares and 1,619,571 shares, respectively, of Blackboard common stock at average prices per share of $38.00 and $42.87, respectively. ICG received proceeds of $9.5 million and $69.4 million during the three and nine months ended September 30, 2010, respectively, and recognized a gain on the sale of these securities in the amount of $9.1 million and $67.0 million in those respective periods; those gains are included in the line item “Realized gains on marketable securities, net of hedge termination costs of $0.2 million” in the table above.

During the nine months ended September 30, 2010, 47,056 shares of ICE common stock were released from an escrow account that had been established as part of ICE’s acquisition of Creditex Group, Inc. (“Creditex”); ICG had accounted for its equity ownership interest in Creditex under the cost method of accounting. The aggregate value of these shares of common stock, based on the stock’s closing price on the respective dates these shares were released to ICG, was $5.1 million. ICG recorded a gain during the nine months ended September 30, 2010 of $5.1 million, which is reflected in the line item “Gain on sale of Creditex” in the table above. ICG sold the newly-acquired shares for aggregate proceeds of $5.2 million and, accordingly, recorded an incremental gain on the sale of $0.1 million during the nine-month period ended September 30, 2010, which is included in the line item “Realized gains on marketable securities, net of hedge termination costs of $0.2 million” in the table above.

During the three months ended September 30, 2011, ICG received a final distribution of funds of less than $0.1 million, which related to a former equity method company. Additionally, during the nine months ended September 30, 2011, ICG received a distribution of $0.5 million of previously escrowed funds, which related to a sale of ICG’s equity holdings in a former cost method company. During the nine months ended September 30, 2010, ICG received $1.8 million of escrow releases in connection with the prior disposition of its ownership interests in certain other companies. These amounts are recorded as gains in the respective periods, and are included in the line item “Gains on sales/distributions of ownership interests” in the table above.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. Other Income (Loss) – (Continued)

Amounts included in the line item “Dilution gain (loss) on equity method companies” for the nine months ended September 30, 2011 in the table above primarily relate to the dilution gain of $0.5 million due to the change in ICG’s equity ownership in Channel Intelligence as a result of the sale of substantially all the assets of ClickEquations to Channel Intelligence on June 14, 2011. See Note 5, “Ownership Interests.”

During the nine months ended September 30, 2011, ICG received a distribution from Anthem in the amount of $1.4 million. This amount was recorded as a gain and is included in the line item “Gains on other distributions” in the table above.

During the three- and nine-month period ended September 30, 2011, ICG Commerce recorded foreign currency losses of $0.4 million and $0.3 million related to changes in exchange rates associated with its operations in the United Kingdom, Europe, Asia and South America. During the three and nine months ended September 30, 2010, ICG Commerce recorded foreign currency gains of $0.2 million and foreign currency losses of $0.3 million, respectively, related to changes in exchange rates associated with its operations in the United Kingdom, Europe, Asia and South America. These foreign currency gains and losses, which include the mark-to-market adjustments related to the average rate currency options utilized by ICG Commerce (see Note 6, “Financial Instruments”), comprise the majority of the other income (loss) for ICG’s consolidated core companies included in the table above.

11. Income Taxes

ICG, ICG Commerce, InvestorForce and GovDelivery file a consolidated federal income tax return. For the nine months ended September 30, 2011, the effective tax rate was -5.8%, excluding discrete items. This differs from the statutory rate of 35%, primarily due to the valuation allowance that is maintained on certain deferred tax assets. In the three months ended September 30, 2011, ICG recorded a net deferred tax benefit of $1.6 million, primarily due to a tax loss related to a former equity method company that was dissolved in the period. In the nine months ended September 30, 2011, ICG recorded net deferred tax benefit of $0.1 million on discrete items primarily due to interest received on the federal tax refund ICG received during 2011 and the offsetting effect of equity method companies that were disposed of or dissolved during the nine-month period. ICG recorded a tax benefit of $1.2 million for the nine months ended September 30, 2010. This benefit was attributable to $0.7 million of interest related to a portion of the tax receivable that was paid by the Internal Revenue Service (IRS) during the nine months ended September 30, 2010, as well as a provision to return adjustment of $0.5 million to reflect the actual net operation loss carryback related to the 2009 tax year. As discussed in Note 4, “Consolidated Core Companies,” in July 2010, ICG acquired an additional equity interest in ICG Commerce. As a result of this acquisition, ICG Commerce now joins ICG’s consolidated federal income tax return. One effect of this transaction was to reduce the amount of Section 382 limited net operating losses available to ICG Commerce by $2.6 million in that period. For the 2010 period during which ICG Commerce did not join in the consolidated federal income tax return with ICG, ICG Commerce recorded income tax expense of $2.9 million and $4.3 million, respectively, representing an effective tax rate of 49.7%. This rate differed from the federal rate of 35% due to foreign and state taxes offset by the increased valuation allowance due to the aforementioned reduction in available net operating losses.

As a result of a change in ownership of ICG under Internal Revenue Code Section 382 that occurred in 2004, ICG’s net operating loss carryforwards and capital loss carryforwards are subject to an annual limitation. The annual limitation on the utilization of these carryforwards is approximately $14.5 million per year. This annual limitation can be carried forward if it is not used in a particular year. The amount available for 2011 is $14.5 million and the total amount available through 2023, when the losses subject to this limitation expire, is $188.8 million.

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

As of December 31, 2010, ICG was entitled to an income tax refund of $6.3 million, which was received during the nine months ended September 30, 2011. Interest related to this refund in the amount of $0.2 million was received during the nine months ended September 30, 2011 and is included in the line item “Income tax (expense) benefit” in ICG’s Consolidated Statements of Operations in the relevant period.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. Net Income (Loss) per Share

The calculations of net income (loss) per share were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands, except per share data)
Basic and Diluted:
Income (loss) from continuing operations	$(2,957)	$1,339	$9,700	$45,711
Income (loss) from discontinued operations	—	452	—	612

Net income (loss) attributable to ICG Group, Inc.	$(2,957)	$1,791	$9,700	$46,323

Basic:
Income (loss) from continuing operations per share	$(0.08)	$0.04	$0.26	$1.25
Income (loss) from discontinued operations per share	—	0.01	—	0.02

Net income (loss) attributable to ICG Group, Inc. per share	$(0.08)	$0.05	$0.26	$1.27

Diluted:
Income (loss) from continuing operations per share	$(0.08)	$0.04	$0.26	$1.24
Income (loss) from discontinued operations per share	—	0.01	—	0.02

Net income (loss) attributable to ICG Group, Inc. per share	$(0.08)	$0.05	$0.26	$1.26

Shares used in computation of basic income (loss) per share	36,556	36,368	36,819	36,340
Stock options	—	60	93	40
Restricted stock	—	18	23	10
DSUs	—	19	13	9
SARs	—	491	790	280

Shares used in the computation of diluted income (loss) per share	36,556	36,956	37,738	36,679

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. Net Income (Loss) per Share – (Continued)

The following dilutive securities were not included in the computation of diluted net loss per share because their effect would have been anti-dilutive:

	Units	Weighted Average Price Per Unit
	(in thousands)
Three Months Ended September 30, 2011
Stock options	184	$6.26
Restricted stock	136	$—
Deferred stock units	53	$—
SARs	4,149	$7.71

Three Months Ended September 30, 2010
Stock options	300	$29.81
Restricted stock	—	$—
Deferred stock units	—	$—
SARs	1,995	$7.45

Nine Months Ended September 30, 2011
Stock options	2	$15.80
Restricted stock	82	$—
Deferred stock units	—	$—
SARs	1,890	$7.94

Nine Months Ended September 30, 2010
Stock options	300	$29.81
Restricted stock	—	$—
Deferred stock units	—	$—
SARs	1,995	$7.45

13. Comprehensive Income (Loss)

Comprehensive income (loss) is the change in equity of a business enterprise during a period resulting from transactions and other events and circumstances from non-owner sources. Excluding net loss, ICG’s primary source of comprehensive loss was net unrealized holding gains (losses) related to its marketable securities.

The following table summarizes the components of comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(unaudited)
	(in thousands)
Net income (loss)	$(2,622)	$2,020	$10,641	$47,104
Other comprehensive income (loss):
Unrealized holding gains (losses) in marketable securities	—	158	—	(4,055)
Reclassification adjustments/realized net gains on marketable securities	—	(9,127)	—	(67,114)
Other accumulated other comprehensive income (loss)	24	(28)	9	7

Comprehensive income (loss)	(2,598)	(6,977)	10,650	(24,058)
Less: Comprehensive income attributable to the noncontrolling interest	359	203	950	790

Comprehensive income (loss) attributable to ICG Group, Inc.	$(2,957)	$(7,180)	$9,700	$(24,848)

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The following reconciles the activity related to the redeemable noncontrolling interest during the nine months ended September 30, 2011 and 2010 (in thousands):

Balance at December 31, 2009	$1,420
Redeemable noncontrolling interest portion of net subsidiary income/(loss)	88
Accretion to estimated redemption value	161
Impact of subsidiary equity transactions (primarily related to GovDocs transaction)	(497)

Balance at September 30, 2010	$1,172

Balance at December 31, 2010	$1,182
Redeemable noncontrolling interest portion of net subsidiary income/(loss)	(156)
Accretion to estimated redemption value	309
Impact of subsidiary equity transactions	(9)

Balance at September 30, 2011	$1,326

15. Share Repurchase Program

In accordance with ICG’s $25.0 million share repurchase program, ICG may repurchase, from time to time, shares of ICG’s Common Stock in the open market, in privately negotiated transactions or pursuant to trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act. During the three and nine months ended September 30, 2011, ICG repurchased 774,327 and 841,027 shares of Common Stock, respectively, at average purchase prices of $10.06 per share and $10.17 per share in the respective period. ICG did not make any repurchases of Common Stock during the nine months ended September 30, 2010. Since commencement of this program and through September 30, 2011, ICG has repurchased a total of 3,281,427 shares of Common Stock at an average purchase price of $6.24 per share. As of September 30, 2011, ICG may repurchase an additional $4.5 million of ICG’s Common Stock under this program. All repurchases are reflected in “Treasury stock, at cost” as a reduction of Stockholders’ Equity on ICG’s Consolidated Balance Sheets in the relevant period.

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

The Consolidated Financial Statements include the consolidated accounts of ICG Group, Inc., a company incorporated in Delaware, and its subsidiaries, both wholly-owned and consolidated (ICG Group, Inc. and all such subsidiaries are collectively hereinafter referred to as “we,” “us,” “our,” “ICG,” or the “Company”), and have been prepared in accordance with GAAP.

Executive Summary

We focus on acquiring and building SaaS and technology-enabled BPO companies that improve the productivity and efficiency of their business customers. The results of operations of the companies in which we hold convertible debt or equity interests are reported within two segments: the “core” reporting segment and the “venture” reporting segment. Our core reporting segment includes those companies in which our management takes a very active role in providing strategic direction and management assistance. We own majority controlling equity positions in (and therefore consolidate the financial results of) three of these core companies, which we call our “consolidated core companies.” We own substantial minority equity positions (i.e., the largest equity positions) in our other core companies, which we call our “equity core companies.” We expect to devote relatively large initial amounts of capital to acquire stakes in our core companies, particularly consolidated core companies, since any such acquisition would entail the deployment of cash and/or issuance of ICG stock to purchase a large equity stake in a target with relatively strong financial characteristics and growth potential. As of September 30, 2011 and the date of this Report, we hold ownership interests in seven companies that we consider core companies.

Our venture reporting segment includes companies (“venture companies”) to which we generally devote less capital than we do to our core companies and, therefore, in which we hold relatively smaller ownership stakes than we do in our core companies. As a result, we generally have less influence over the strategic direction and management decisions of our venture companies than we do over those of our core companies. As of September 30, 2011 and the date of this Report, we hold ownership interests in three companies that we consider venture companies.

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

Liquidity and Capital Resources

The following table summarizes our and our consolidated subsidiaries’ cash and cash equivalents, restricted cash, and debt as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Cash and cash equivalents	$117,817	$92,438
Restricted cash	140	201

	$117,957	$92,639

Debt	$(15,915)	$(20,081)

We believe existing cash and cash equivalents, proceeds from the potential sales of all or a portion of our equity ownership interests in private companies and issuances of our Common Stock to be sufficient to fund our cash requirements for the foreseeable future, including any future commitments to our companies, debt obligations and general operating requirements. As of the date of this filing, we were not obligated for any material funding or guarantee commitments to existing companies in which we hold convertible debt or equity securities. We will continue to evaluate acquisition opportunities and may acquire additional ownership interests in new and existing companies during 2011 and thereafter; however, such acquisitions will generally be made at our discretion.

GovDelivery, ICG Commerce and InvestorForce have funded their operations through a combination of cash flow from operations and borrowing. GovDelivery and ICG Commerce expect that their existing cash balances and cash flow from operations will be sufficient to fund their respective operations, including the repayment of debt obligations, for the foreseeable future. Currently, InvestorForce is expected to require additional borrowings, most likely from ICG, to fund its future operations. From time to time, GovDelivery, ICG Commerce and InvestorForce evaluate various acquisition opportunities, any of which may require additional equity financing and/or borrowings from ICG.

Our consolidated working capital increased $22.0 million, from $97.2 million as of December 31, 2010 to $119.2 million as of September 30, 2011. This increase is primarily attributable to the increase in cash from December 31, 2010 to September 30, 2011 due to the receipt of $51.3 million in proceeds related to the Metastorm disposition and cash provided by general operating activities at ICG and our consolidated subsidiaries, partially offset by the acquisition of ownership interests and cost method companies by ICG and repayments of long-term debt by our consolidated subsidiaries, including capital leases.

Summary of Statements of Cash Flows – from continuing operations

	Nine Months Ended September 30,		Better/	Better/
	2011	2010	(Worse)	(Worse)
	(in thousands)		(in thousands)	(percentage)
Cash provided by (used in) operating activities	$956	$(5,438)	$6,394	118
Cash provided by (used in) investing activities	$38,620	$71,757	$(33,137)	(46)
Cash provided by (used in) financing activities	$(14,112)	$(31,644)	$17,532	55

The change from cash flows used in operating activities to cash flows provided by operating activities primarily relates to cash received from the IRS of $6.3 million during the nine months ended September 30, 2011 compared to net cash received from the IRS of $4.6 million during the nine months ended September 30, 2010. Other changes in working capital also contributed to the improvement in the 2011 period.

The decrease in cash flows provided by investing activities primarily relates to an increase in cash paid for acquisitions in 2011 of approximately $9.9 million and the absence of proceeds from sales of marketable securities in the 2011 period, which amounted to $74.4 million in the nine-month period ended September 30, 2010. These changes were partially offset by the $53.3 million of proceeds from the sale of Metastorm and other distributions received in 2011 compared to $1.8 million of proceeds from the sale of former equity ownership interests that were received in the 2010 period.

Cash flows used in financing activities during the nine months ended September 30, 2011 were lower than the nine months ended September 30, 2010 primarily due to the 2010 acquisition of an incremental 17% equity ownership in ICG Commerce, partially offset by borrowings of long-term debt in the 2010 period and increased repayments of long-term debt and the purchase of treasury stock in the 2011 period.

From time to time, we and our consolidated subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. We do not expect any liability with respect to any such actions that would materially affect our financial position or cash flows.

Contractual Cash Obligations and Commercial Commitments

We had no material changes to contractual cash obligations and commercial commitments during the three and nine months ended September 30, 2011.

Off-Balance Sheet Arrangements

We are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Our Companies

As of September 30, 2011, we held equity interests in 10 companies that we consider part of our core and venture segments. These companies are categorized below based on segment and method of accounting.

CORE COMPANIES (% Voting Interest)
Consolidated	Equity
GovDelivery (93%)	Channel Intelligence (49%)
ICG Commerce (81%)	Freeborders (31%)
InvestorForce (79%)	StarCite (36%)
WhiteFence (36%)

VENTURE COMPANIES (% Voting Interest)
Consolidated	Equity
(none)	Acquirgy (25%)
GoIndustry (26%)(1)
SeaPass (26%)

(1)

As of September 30, 2011 and the date of this Report, we owned 2,546,743 shares, or approximately 26% of the voting securities, of GoIndustry. GoIndustry’s common stock is traded on the AIM market of the London Stock Exchange under ticker symbol GOI. See Note 5, “Ownership Interests,” to our Consolidated Financial Statements.

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

“Dispositions” refers to those companies that have been sold or ceased operations and are no longer included in a segment for the periods presented. We consider dispositions to be either the sale of a division, subsidiary or asset group of our consolidated core companies, typically classified as discontinued operations for accounting purposes, or the disposition of our ownership interest in a core or venture company accounted for under the equity method of accounting. The amount presented as “Dispositions” below for the three months ended September 30, 2010 includes a subsidiary of GovDelivery that was sold on August 31, 2010. The amount presented as “Dispositions” below for the nine months ended September 30, 2011 includes ClickEquations (sold on June 14, 2011) and Metastorm (sold on February 17, 2011). The amount presented as “Dispositions” below for the nine months ended September 30, 2010 includes ClickEquations, Metastorm and the subsidiary of GovDelivery.

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

Segment Information
(in thousands)
				Reconciling Items
	Core	Venture	Total Segment	Dispositions(1)	Corporate	Other	Consolidated Results
Three Months Ended September 30, 2011
Revenues	$35,142	$—	$35,142	$—	$—	$—	$35,142
Net income (loss) attributable to ICG Group, Inc.	$834	$(1,763)	$(929)	$—	$(3,303)	$1,275	$(2,957)

Three Months Ended September 30 , 2010
Revenues	$30,222	$—	$30,222	$—	$—	$—	$30,222
Net income (loss) attributable to ICG Group, Inc.	$(1,650)	$(797)	$(2,447)	$(136)	$(4,375)	$8,749	$1,791

Nine Months Ended September 30, 2011
Revenues	$104,424	$—	$104,424	$—	$—	$—	$104,424
Net income (loss) attributable to ICG Group, Inc.	$1,818	$(4,392)	$(2,574)	$(1,001)	$(12,288)	$25,563	$9,700

Nine Months Ended September 30, 2010
Revenues	$82,634	$—	$82,634	$—	$—	$—	$82,634
Net income (loss) attributable to ICG Group, Inc.	$(6,902)	$(2,732)	$(9,634)	$(2,324)	$(13,514)	$71,795	$46,323

(1)	Including discontinued operations.

For the Three and Nine Months Ended September 30, 2011 and 2010

Results of Operations – Core Companies

The following presentation includes the results of our consolidated core companies and our share of the results of our equity core companies.

	Three Months Ended September 30,		Three-Month Period Change
	2011	2010
	(in thousands)		(in thousands)	(percentage)
Selected data:
Revenues	$35,142	$30,222	$4,920	16

Cost of revenue	(21,128)	(18,056)	(3,072)	(17)
Selling, general and administrative	(7,002)	(6,367)	(635)	(10)
Research and development	(3,091)	(2,729)	(362)	(13)
Amortization of intangible assets	(338)	(342)	4	1
Impairment related and other	(484)	(208)	(276)	(133)

Operating expenses	(32,043)	(27,702)	(4,341)	(16)

Interest and other	(550)	108	(658)	(609)
Income tax (expense) benefit	(233)	(2,860)	2,627	92
Equity loss	(1,482)	(1,418)	(64)	(5)

Net income (loss)	$834	$(1,650)	$2,484	151

	Nine Months Ended September 30,		Nine-Month Period Change
	2011	2010
	(in thousands)		(in thousands)	(percentage)
Selected data:
Revenues	$104,424	$82,634	$21,790	26

Cost of revenue	(63,893)	(52,381)	(11,512)	(22)
Selling, general and administrative	(21,313)	(18,268)	(3,045)	(17)
Research and development	(9,545)	(7,798)	(1,747)	(22)
Amortization of intangible assets	(1,013)	(1,020)	7	<1
Impairment related and other	(603)	(376)	(227)	(60)

Operating expenses	(96,367)	(79,843)	(16,524)	(21)

Interest and other	(762)	(422)	(340)	(81)
Income tax (expense) benefit	(864)	(4,176)	3,312	79
Equity loss	(4,613)	(5,095)	482	9

Net income (loss)	$1,818	$(6,902)	$8,720	126

Revenue

The increase in revenue in both the three- and nine-month periods ended September 30, 2011 is due to revenue growth at all three of our consolidated subsidiaries arising from new customers and increased business with existing customers compared to the three- and nine-month periods ended September 30, 2010. The largest contributor of this revenue growth was at ICG Commerce, which experienced 14% and 23% higher revenues in the three and nine months ended September 30, 2011, respectively, than in the comparable 2010 periods. Revenue growth at ICG Commerce was lower than originally expected due to delays in contract signings in the three-month period ended September 30, 2011. In addition, purchase price adjustments decreasing revenue at GovDelivery for deferred revenue limitations (which amounted to $0.4 million and $1.9 million for the three and nine months ended September 30, 2010, respectively) related to, and were recorded during, 2010 only.

Operating Expenses

The increase in operating expenses in both the three- and nine-month periods is the result of increased cost of revenue at ICG Commerce, which is primarily attributable to the increase in revenue at that company. This increase is also due to costs associated with increased headcount at ICG Commerce, increased sales efforts and product development at GovDelivery and increased product development costs at InvestorForce.

Interest and Other

The increase in interest and other expenses in the three- and nine-month periods ended September 30, 2011 compared to the 2010 periods is due to increased foreign currency charges at ICG Commerce, and increased interest expense related to that company’s term loan.

Income Tax (Expense) Benefit

The decrease in income tax expense from the three and nine months ended September 30, 2010 to the three and nine months ended September 30, 2011 relates to ICG Commerce. See subsection “Income Tax (Expense) Benefit” under the “Other” heading in “Results of Operations – Reconciling Items” for more information.

Equity Loss

A portion of our net results from our core companies is derived from the results of those companies in which we hold a substantial noncontrolling ownership interest. Our share of the income or losses of these companies is recorded in our Consolidated Statements of Operations in the line item “Equity loss.”

	Three Months Ended September 30,		Three-Month Period Change
	2011	2010
	(in thousands)		(in thousands)	(percentage)
Selected data:
Total revenues	$29,711	$28,507	$1,204	4

Total net loss	$(2,837)	$(2,556)	$(281)	(11)

Our share of total net loss	$(1,201)	$(1,002)	$(199)	(20)
Amortization of intangible assets	(281)	(416)	135	32

Equity loss	$(1,482)	$(1,418)	$(64)	(5)

	Nine Months Ended September 30,		Nine-Month Period Change
	2011	2010
	(in thousands)		(in thousands)	(percentage)
Selected data:
Total revenues	$87,202	$82,277	$4,925	6

Total net loss	$(8,639)	$(9,786)	$1,147	12

Our share of total net loss	$(3,561)	$(3,838)	$277	7
Amortization of intangible assets	(1,052)	(1,257)	205	16

Equity loss	$(4,613)	$(5,095)	$482	9

Revenue for the three and nine months ended September 30, 2011 at each of our core equity companies was either consistent with, or an increase from, the corresponding periods in 2010. Aggregate net loss and, accordingly, our share of total net loss, increased during the three months ended September 30, 2011 from the comparable 2010 period primarily due to an increase in costs related to the sales and marketing efforts, as well as product development, at certain of our core equity companies during the three-month 2011 period. However, aggregate net loss and, accordingly, our share of total net loss, decreased during the nine months ended September 30, 2011 from the comparable 2010 period due to increases in revenue, partially offset by increases in sales and marketing, as well as product development costs that were concentrated in the three-month 2011 period.

Results of Operations – Venture Companies

The following table includes our share of the results of our venture companies accounted for under the equity method of accounting. There are currently no consolidated companies that we consider to be part of our venture reporting segment. Accordingly, our share of the results of those venture companies is recorded in our Consolidated Statements of Operations in the line item “Equity loss.”

	Three Months Ended September 30,		Three-Month Period Change
	2011	2010
	(in thousands)		(in thousands)	(percentage)
Selected data:
Our share of total net loss	$(1,596)	$(630)	$(966)	(153)
Amortization of intangible assets	(167)	(167)	—	—

Equity loss	$(1,763)	$(797)	$(966)	(121)

	Nine Months Ended September 30,		Nine-Month Period Change
	2011	2010
	(in thousands)		(in thousands)	(percentage)
Selected data:
Our share of total net loss	$(3,891)	$(2,231)	$(1,660)	(74)
Amortization of intangible assets	(501)	(501)	—	—

Equity loss	$(4,392)	$(2,732)	$(1,660)	(61)

Equity income (loss) for the three and nine months ended September 30, 2011 and 2010 relates to our share of the net results of our venture companies accounted for under the equity method. The increase in equity loss attributable to our venture companies for the three and nine months ended September 30, 2011 from the comparable 2010 periods is due to a decline in net results at each of these companies.

Results of Operations – Reconciling Items

Dispositions (including Discontinued Operations)

On June 14, 2011, substantially all of the assets of ClickEquations were sold to Channel Intelligence. We recorded equity loss of $0.7 million representing our share of ClickEquations’ results for the nine months ended months ended September 30, 2011. We recorded equity loss of $0.2 million and $0.7 million representing our share of ClickEquations’ results for the three and nine months ended September 30, 2010, respectively. Since ClickEquations was a venture company accounted for under the equity method, our share of ClickEquations’ results has been removed from the results of our venture segment and are included in “Dispositions” in the “Results of Operations” segment information table above for the periods previously discussed.

On February 17, 2011, Metastorm was sold to Open Text. We recorded equity loss related to our share of Metastorm’s results of $0.3 million for the nine months ended September 30, 2011. Equity loss related to our share of Metastorm’s results was $0.5 million and $2.1 million for the three and nine months ended September 30, 2010, respectively. Additionally, we recorded less than $0.1 million of ICG’s intangible asset amortization related to Metastorm in the nine months ended September 30, 2011. ICG’s intangible asset amortization related to Metastorm was $0.1 million and $0.3 million for the three- and nine-month periods ended September 30, 2010, respectively. Since Metastorm was an equity core company, our share of Metastorm’s results and the related ICG intangible asset amortization has been removed from the results of our core segment and are included in “Dispositions” in the “Results of Operations” segment information table above for the periods previously discussed.

On August 31, 2010, GovDelivery sold its GovDocs subsidiary for aggregate consideration of $1.8 million. GovDocs had revenue of $0.1 million and net income, including purchase price adjustments and intangible amortization, of less then $0.1 million, for the period from July 1, 2010 through August 31, 2010. GovDoc’s revenue and net income, including purchase price adjustments and intangible amortization, was $1.4 million and $0.2 million, respectively, for the period from January 1, 2010 through September 30, 2010. Prior to the sale, these results had been included in our core segment. Additionally, a gain on the sale of GovDocs in the amount of $0.6 million was recognized during the three and nine months ended September 30, 2010. GovDocs’ revenue and operating results from those periods have been separated from continuing operations and are presented, along with the gain on the sale, in the single line item “Income (loss) from discontinued operations,” in our Consolidated Statements of Operations; these net results are included in “Dispositions” in the “Results of Operations” segment information table for the three and nine months ended September 30, 2010.

Corporate

	0000000	0000000	0000000	0000000
	Three Months Ended September 30,		Three-Month Period Change
	2011	2010
	(in thousands)		(in thousands)	(percentage)

General and administrative	$(3,385)	$(3,622)	$237	7
Impairment related and other	—	(796)	796	100
Interest income (expense), net	82	43	39	91

Net loss	$(3,303)	$(4,375)	$1,072	25

	Nine Months Ended September 30,		Nine-Month Period Change
	2011	2010
	(in thousands)		(in thousands)	(percentage)

General and administrative	$(12,776)	$(12,943)	$167	1
Impairment related and other	—	(796)	796	100
Interest income (expense), net	263	225	38	17
Income tax (expense) benefit	225	—	225	100

Net loss	$(12,288)	$(13,514)	$1,226	9

The decrease in general and administrative expenses is primarily due to a decrease in employee-related expenses, primarily bonuses, of $0.6 million as well as a decrease in other outside service costs of $0.2 million, partially offset by an increase in equity-based compensation charges of $0.6 million. Impairment related and other expenses for the three and nine months ended September 30, 2010 relate to severance costs related to two employees that no longer provide services to ICG. Interest income increased slightly in the current three- and nine-month periods ended September 30, 2011 due to higher cash balances in 2011. The income tax benefit in the 2011 period relates to the receipt of an income tax refund that exceeded the $6.3 million income tax receivable recorded by ICG as of December 31, 2010.

Other

	Three Months Ended September 30,		Three-Month Period Change
	2011	2010
	(in thousands)		(in thousands)	(percentage)

Corporate other income (loss)	$39	$8,978	$(8,939)	(100)
Noncontrolling interest	(335)	(229)	(106)	(46)
Income tax (expense) benefit	1,571	—	1,571	100

Net income	$1,275	$8,749	$(7,474)	(85)

	Nine Months Ended September 30,		Nine-Month Period Change
	2011	2010
	(in thousands)		(in thousands)	(percentage)

Corporate other income (loss)	$26,504	$74,379	$(47,875)	(64)
Noncontrolling interest	(941)	(781)	(160)	(20)
Impairment of GoIndustry (Venture)	—	(2,914)	2,914	100
Income tax (expense) benefit	—	1,111	(1,111)	(100)

Net income	$25,563	$71,795	$(46,232)	(64)

Corporate Other Income (Loss), Net

The other income recognized during the three months ended September 30, 2011 relates to a final distribution of proceeds of a former equity method company. The other income recognized during the three months ended September 30, 2010 primarily consists of gains on the sales of Blackboard common stock.

The other income recognized during the nine months ended September 30, 2011 primarily relates to the sale of Metastorm. The other income recognized during the nine months ended September 30, 2010 primarily relates to sales of marketable securities, mostly Blackboard common stock.

Impairments

We recorded $2.9 million of impairment charges to decrease our basis in GoIndustry during the nine months ended September 30, 2010; those charges related to decreases in the fair market value of our equity holdings in GoIndustry. See Note 5, “Ownership Interests.”

Income Tax (Expense) Benefit

During the three months ended September 30, 2011, we recorded a consolidated income tax benefit of $1.3 million. During the nine months ended September 30, 2011, we recorded consolidated income tax expense of $0.6 million. A portion of the expense recorded during the nine-month period relates to deferred tax expense associated with the sale of Metastorm during the three months ended March 31, 2011, which was more than offset by the deferred tax benefit associated with the sale of ClickEquations during the three months ended June 30, 2011 and the deferred tax benefit associated with a former equity method company that was dissolved during the three months ended September 30, 2011. The aggregate effect of these items was a deferred tax benefit of $0.1 million for the nine months ended September 30, 2011. Additionally, $0.9 million relates to operations for the nine months ended September 30, 2011 and is reflected in the core segment, and $0.2 million of tax benefit relates to interest received on our income tax refund.

During the three and nine months ended September 30, 2010, ICG recorded a tax benefit of $1.1 million. That benefit was attributable to $0.7 million of interest related to a portion of the tax receivable that was paid by the IRS during the nine months ended September 30, 2010, as well as a provision to return adjustment of $0.4 million to reflect the actual net operating loss carryback related to the 2009 tax year. Additionally expense of $4.2 million relates to operations for the nine months ended September 30, 2010 and is reflected in the core segment.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to our ownership interests, revenues, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ materially from these estimates under different assumptions or conditions.

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

Revenue Recognition

ICG Commerce may assume all or a part of a customer’s procurement function as part of sourcing arrangements. Typically, in those engagements, ICG Commerce is paid a fixed fee agreed upon in advance and/or a fee based on a percentage of the amount spent by its customers’ respective purchasing departments in the specified areas ICG Commerce manages. Additionally, in some cases, ICG Commerce has the opportunity to earn additional fees based on the level of savings achieved for customers. ICG Commerce recognizes revenue and any additional fees as earned, which is typically over the life of the customer contract, which approximates the life of the customer relationship.

GovDelivery revenues generally consist of nonrefundable setup fees and monthly maintenance and hosting fees. These fees are deferred and recognized as the services are performed, which is typically over the service term. Costs related to performing setup services are expensed as incurred.

InvestorForce generates revenue from license fees earned in connection with hosted services, setup fees and support and maintenance fees. Hosted services primarily consist of data aggregation, performance calculation, real-time analysis and automated production of performance reports for the institutional investment community. Generally, a minimum quarterly base fee is charged for hosted services. These minimum fees are recognized on a prorated basis over the service term. As the volume of client accounts increases, additional fees apply. These additional fees are recognized in the period in which account volumes exceed the contract minimum. Setup and support and maintenance fees are deferred and recognized ratably over the service term.

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

Cash and Cash Equivalents

We generally consider all highly liquid instruments with an original maturity of approximately three months or less at the time of purchase to be cash equivalents.

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

Recent Accounting Pronouncements

In September 2011, the FASB issued accounting guidance that permits an entity to first assess qualitative factors regarding whether it is more likely than not that an impairment to the entity’s goodwill exists as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Previous accounting guidance required an entity to test goodwill for impairment on at least an annual basis by comparing the fair value of a reporting unit with its carrying amount including goodwill before performing the second step of the test to measure the amount of the impairment loss, if any. This guidance will become effective for us on January 1, 2012. We do not expect the adoption of this guidance to have a significant impact on the Consolidated Financial Statements.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

ICG Commerce conducts a portion of its business in several foreign currencies, and, from time to time, may utilize derivative financial instruments, specifically fair value hedges, to manage foreign currency risks. In accordance with GAAP, gains and losses related to fair value hedges are recognized in income along with adjustments of carrying amounts of the hedged items. These instruments are marked to market, and unrealized gains and losses are included in current period net income. These options provide a predetermined rate of exchange at the time the option is purchased and allow ICG Commerce to minimize the risk of currency fluctuations. In determining the use of its instruments, ICG Commerce considers the amount of sales and purchases made in local currencies, the type of currency and the costs associated with the contracts. During the nine months ended September 30, 2011, ICG Commerce purchased average rate currency options to mitigate the risk of currency fluctuations at ICG Commerce’s operations in the United Kingdom, Europe, Asia and South America. These instruments net settle each quarter and mature at various times through December 31, 2011. The use of these instruments resulted in an immaterial loss in the three and nine months ended September 30, 2011.

ICG Commerce is party to a term loan agreement with PNC Bank in the amount of $20.0 million, the interest rate for which is computed based on certain fixed and variable indices. During the year ended December 31, 2010, ICG Commerce entered into a rate swap transaction to minimize the risk of interest rate fluctuations. This rate swap transaction net settles each month and matures on August 1, 2015. ICG Commerce recognized an immaterial gain during the three months ended September 30, 2011 and an immaterial loss during the nine months ended September 30, 2011 related to this instrument.

We are exposed to equity price risks on the marketable portion of our equity securities. Our public holdings at September 30, 2011 include an equity position in GoIndustry, which has experienced significant historical volatility in its stock prices. A 20% adverse change in equity prices, based on a sensitivity analysis of our holdings in GoIndustry as of September 30, 2011, would result in a decrease in the fair value of our public holdings of approximately $0.4 million. Although a 20% adverse change in equity prices would cause the fair value of our holdings in GoIndustry to decrease to $1.7 million, the carrying value of our equity holdings in GoIndustry was $0.8 million as of September 30, 2011. Accordingly, a 20% adverse change in equity prices of our public holdings at September 30, 2011 would have no impact to our Consolidated Balance Sheets or Consolidated Statements of Operations.

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

Since September 2010, four of the six individuals or groups that filed appeals from the class settlement have dropped their appeals, leaving two, a pro se appeal by James Hayes and an appeal filed by Theodore Bechtold, an attorney filing on his own behalf. Each filed opening briefs challenging the settlement and/or class certification on a variety of grounds. Responsive briefs from the appellees were due to be filed by December 17, 2010. On December 8, 2010, however, the plaintiff-appellees (class counsel defending the class settlement) moved to dismiss the Bechtold appeal on a variety of technical grounds. On June 20, 2011, the Court of Appeals dismissed the Bechtold appeal and remanded the Hayes appeal to the District Court for a determination as to whether the sole remaining appellant objector has standing to pursue an appeal. By order dated August 25, 2011, the District Court held that Hayes lacked standing to pursue an appeal and, on September 23, 2011, Hayes filed a notice of appeal of that decision. No schedule has been set for further proceedings in connection with this latest appeal.

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

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value That May Yet Be Purchased Under the Program
Repurchased as of 12/31/10	2,440,400	$4.89	2,440,400	$13.1 million

1/1/11 to 1/31/11	0	—	0	$13.1 million

2/1/11 to 2/28/11	0	—	0	$13.1 million

3/1/11 to 3/31/11	0	—	0	$13.1 million

4/1/11 to 4/30/11	0	—	0	$13.1 million

5/1/11 to 5/31/11	0	—	0	$13.1 million

6/1/11 to 6/30/11	66,700	$11.50	66,700	$12.3 million

7/1/11 to 7/31/11	61,500	$11.60	61,500	$11.6 million

8/1/11 to 8/31/11	639,714	$9.95	639,714	$5.2 million

9/1/11 to 9/30/11	73,113	$9.73	73,113	$4.5 million

10/1/11 to 10/31/11	0	—	0	$4.5 million

11/1/11 to 11/7/11	0	—	0	$4.5 million

Total	3,281,427	$6.24	3,281,427	$4.5 million

(1)	All shares purchased in open market transactions.
(2)	Average price paid per share excludes commissions.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	(Removed and Reserved)

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit Index

Exhibit Number	Document

10.1	Restricted Stock Agreement dated as of October 4, 2011 by and among ICG Group, Inc., Internet Capital Group Operations, Inc. and Walter W. Buckley (filed herewith).

10.2	Restricted Stock Agreement dated as of October 4, 2011 by and among ICG Group, Inc., Internet Capital Group Operations, Inc. and Douglas Alexander (filed herewith).

11.1	Statement Regarding Computation of Per Share Earnings (included herein at Note 12 “Net Income (Loss) per Share” to the Consolidated Financial Statements).

31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

32.2	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101

The following financial information formatted in eXtensible Business Reporting Language (XBRL) from ICG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed November 8, 2011:

(i) Consolidated Balance Sheets – September 30, 2011 (unaudited) and December 31, 2010, (ii) Consolidated Statements of Operations (unaudited) – Three and Nine Months Ended September 30, 2011 and 2010, (iii) Consolidated Statements of Changes in Equity (unaudited) – Nine Months Ended September 30, 2011 and 2010, (iv) Consolidated Statements of Cash Flows (unaudited) – Nine Months Ended September 30, 2011 and 2010 and (v) Notes to Consolidated Financial Statements.*

*	As provided in Rule 406T of Regulation S-T, this exhibit shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability under those sections.

SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, ICG Group, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 8, 2011	ICG GROUP, INC.

By: /s/ R. Kirk Morgan
	Name:	R. Kirk Morgan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)