Form 10-K
period 2011-12-31
ICG GROUP, INC.
filed 2012-03-15
CIK 1085621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2011.

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the 35,370,054 shares of Common Stock held by non-affiliates of the registrant as of March 12, 2012 was $432.6 million, based upon the closing price of $12.23 on the NASDAQ Global Select Market on June 30, 2011. (For this computation, the registrant has excluded the market value of all shares of its Common Stock held by its executive officers and directors; such exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the Registrant.)

As of March 12, 2012, there were 37,537,612 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the U.S. Securities and Exchange Commission (the “SEC”) relative to the Company’s 2012 Annual Meeting of Stockholders (the “Definitive Proxy Statement”) are incorporated by reference into Part III of this Report.

ICG GROUP, INC.

FORM 10-K

DECEMBER 31, 2011

Forward-Looking Statements

Forward-looking statements made with respect to our financial condition, results of operations and business in this Annual Report on Form 10-K (this “Report”), and those made from time to time by us through our senior management, are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements are based on our current expectations and projections about future events but are subject to known and unknown risks, uncertainties and assumptions about us and our companies that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by those forward-looking statements.

Factors that could cause our actual results, levels of activity, performance or achievements to differ materially from those anticipated in forward-looking statements include, but are not limited to, factors discussed elsewhere in this Report and include, among other things:

•	economic conditions generally;

•	capital spending by our companies’ customers;

•	our companies’ collective ability to compete successfully against their respective competitors and against alternative solutions;

•	our companies’ collective ability to retain existing customer relationships and secure new ones;

•	developments in the respective markets in which our companies operate and our companies’ collective ability to respond to such changes in a timely and effective manner;

•	our and our companies’ collective ability to retain key personnel;

•	our ability to deploy capital effectively and on acceptable terms;

•	our ability to successfully integrate any acquired business, and any other difficulties related to the acquisition of businesses;

•	the impact of any potential acquisitions, dispositions or other strategic transactions, which may impact our operations, financial condition, capitalization or indebtedness;

•	our ability to execute strategic divestitures and maximize value in connection with those divestitures; and

•	our ability to have continued access to capital and to manage capital resources effectively.

During the years presented in this Report, Procurian represented a sizable majority of our consolidated revenue. Accordingly, the occurrence of any of the above factors at Procurian could have a disproportionately adverse effect on our results, levels of activity, performance or achievements.

In light of those risks, uncertainties and assumptions, the forward-looking events discussed in this Report might not occur. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue” or the negative of such terms or other similar expressions. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this Report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

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

The results of operations of these companies are reported in two segments: the “core” reporting segment and the “venture” reporting segment. Our core reporting segment includes those companies in which our management takes a very active role in providing strategic direction and management assistance. As of December 31, 2011 and through the date of this Report, we own majority controlling equity positions in (and therefore consolidate the financial results of) three of these core companies, which we call our “consolidated core companies.” We generally own substantial minority equity positions (i.e., the largest equity positions) in our other core companies, which we call our “equity core companies.” We expect to devote relatively large initial amounts of capital to acquire stakes in core companies, particularly consolidated core companies, since any such acquisition would entail the deployment of cash and/or the issuance of ICG stock to purchase a large equity stake in a target with relatively strong financial characteristics and growth potential.

Our venture reporting segment includes companies to which we generally devote less capital than we do to our core companies and, therefore, in which we hold relatively smaller ownership stakes than we do in our core companies. As a result, we generally have less influence over the strategic direction and management decisions of our venture companies than we do over those of our core companies.

In recent years, we have adopted, announced and worked to implement a shift in our business strategy, which calls for us to devote an increasing proportion of our acquisition capital towards, and to own an increasing proportion of our companies’ equity interests in the form of, consolidated core companies. We believe that our refined business strategy will provide us with many of the benefits enjoyed by traditional operating companies, such as (1) firmer control by us over the operations and strategic decisions of our companies, (2) increased access by us to the cash of our companies (i.e., through cash dividends at those companies) and (3) increased transparency for our investors and prospective investors in our financial reports, while we constructively partner with our companies’ management teams.

For information regarding the results of operations of our reporting segments, as well as their respective contributions to our consolidated results of operations, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8—Financial Statements and Supplementary Data,” including Note 11, “Segment Information,” to our Consolidated Financial Statements; that information is incorporated herein by reference.

In today’s hypercompetitive business environment, businesses of all sizes are, by necessity, seeking increased productivity and efficiency through software and services that streamline, automate or otherwise improve their business processes. As we saw during the challenging global economic environment in recent years, businesses will rely increasingly on these solutions in times of both economic growth and economic decline. We believe that those factors, among others, create a compelling opportunity for companies that are able to deliver Internet-based software solutions and other services that expand their customers’ access to new and existing customers and suppliers, increase their customers’ efficiency, reduce their customers’ costs and/or allow their customers to focus on their core competencies and outsource their non-core, non-strategic processes. In some cases, that outsourcing will be to technology-assisted labor-based firms that provide deep expertise, and, in other cases, that outsourcing will be to technology-intensive firms that provide platforms to automate functions.

We feel that the expertise we have developed in connection with our fifteen-year active involvement with Internet software and services companies allows us to identify companies in that space that are positioned to succeed and to accelerate the growth of those companies. We intend to continue to expand our network of companies and allocate our financial and human resources to companies that we believe have significant long-term value potential. In particular, we seek to acquire interests in companies in the software and service market (particularly cloud-based software and services sector) that offer solutions which:

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

After we identify a company of interest, we negotiate the acquisition of an equity stake in that company, typically seeking a majority controlling equity position in the company and a corresponding control of a majority of the seats on the company’s board of directors. We place an extremely high value on quality, motivated management teams and, accordingly, seek to structure acquisitions to permit the members of a company’s management team and other key personnel to retain meaningful individual equity stakes in the company. During our negotiations with potential acquisition candidates, we emphasize the value of our network and resources and our focus on long-term value, which we believe give us a competitive advantage over other potential funding sources when we seek to complete an acquisition.

Our long-term focus on the software and services markets (particularly on companies in the cloud-based software and services sector), together with the collective business knowledge base of our companies, our management team and our directors, constitute a critical asset that we share with our companies. Once we acquire an interest in a company, we establish an active role in the development and growth of the company, providing both strategic guidance and operational support. We provide strategic guidance to our companies relating to, among other things, market positioning, business model and product development, strategic capital expenditures, mergers and acquisitions and exit opportunities. Additionally, we provide operational support to help our companies manage day-to-day business and operational issues and implement best practices in the areas of finance, sales and marketing, business development, human resources and legal services. Once a company joins our network of companies, our collective expertise is leveraged to help position that company to produce high-margin, recurring and predictable earnings and generate long-term value that we believe can ultimately be captured for our stockholders through our continued ownership, an initial public offering, or a strategic sale.

Our Companies

At December 31, 2011, our consolidated core companies consisted of:

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

Procurian Inc. (f/k/a ICG Commerce Holdings, Inc.) (“Procurian”)

Procurian is a specialist in comprehensive procurement solutions that partners with transformational business leaders to drive sustainable changes to their cost structures on an accelerated basis. Procurian integrates superior market intelligence with its customers’ businesses to optimize spending and deliver savings.

At December 31, 2011, our equity core companies consisted of:

Channel Intelligence, Inc. (“Channel Intelligence”)

Channel Intelligence is a technology and marketing services company that helps retailers, manufacturers and other advertisers make their products and services easier for consumers to find and buy online and in local retail stores. Through its proprietary technologies and large product database, Channel Intelligence offers online marketing services, such as display advertising, manufacturer-based content and where-to-buy, paid search, shopping engine management, social marketing, web storefronts, order management and robust performance analytics. With its full range of services, Channel Intelligence helps its customers support their consumers through all phases of the sales funnel, from lead generation to consideration to purchase and delivery.

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

At December 31, 2011, our venture companies consisted of:

Acquirgy, Inc. (“Acquirgy”)

Acquirgy specializes in direct response marketing services and technology that provides customers with a wide range of direct marketing products and services to help market their products and services on the Internet and through other media channels such as television, radio, and print advertising.

GoIndustry-DoveBid plc (LSE.AIM:GOI) (“GoIndustry”)

GoIndustry is a leader in auction sales and valuations of used industrial machinery and equipment. GoIndustry combines traditional asset sales experience with innovative e-commerce technology and advanced direct marketing to service the needs of multi-national corporations, insolvency practitioners, dealers and asset-based lenders around the world.

SeaPass Solutions Inc. (“SeaPass”)

SeaPass develops and markets processing solutions that enable insurance carriers, agents and brokers to transmit and receive data in real time by leveraging existing systems to interact automatically. The company’s technology allows information to be accessed in real time, which increases efficiency across all lines of the insurance business.

Concentration of Customer Base and Credit Risk

Although none of our companies’ customers individually represented 10% or more of our consolidated revenue for the year ended December 31, 2011, most of our companies have a number of important individual customer relationships. In each of the years ended December 31, 2010 and 2009, two customers of Procurian accounted for more than 10% of our consolidated revenue. The Hertz Corporation and Kimberly-Clark Corporation represented approximately 11% and 10%, respectively, of our consolidated revenue for the year ended December 31, 2010; they each represented 13% of our consolidated revenue for the year ended December 31, 2009. Accounts receivable, including unbilled amounts, from The Hertz Corporation and Kimberly-Clark Corporation as of December 31, 2010 were $2.7 million and $1.1 million, respectively.

Competition Facing Our Companies

Many companies offer products and services that compete with our companies, some of which may be superior to, or have greater market acceptance than, the products and services offered by our companies. We expect that additional companies will offer competing products and services in the future. This may place our companies at a disadvantage in responding to their competitors’ pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives. If our companies are unable to compete successfully against their competitors, our companies may fail.

Companies are faced with intense budget pressures and constraints, particularly in periods of economic uncertainty. In light of those pressures and constraints, our companies’ customers may (1) purchase a reduced amount of products and services from our companies, (2) purchase products and services that are offered for a cheaper price (without regard to quality) to replace our companies’ products and services, (3) develop a “home grown” solution to replace our companies’ products and services or (4) do without the types of products and services offered by our companies.

We may compete with our companies to acquire interests in software and services companies, and our companies may compete with each other for these opportunities. This competition may deter companies from partnering with us and may limit our business opportunities.

Employees

Corporate headcount at ICG as of March 1, 2012 was 26. Headcount at our consolidated core companies as of March 1, 2012 was 829.

Financial Information About Geographic Areas

Financial information regarding geographic areas is contained in the notes to our Consolidated Financial Statements. See Note 11, “Segment Information,” in “Item 8—Financial Statements and Supplementary Data.”

Availability of Reports and Other Information

Our Internet website address is www.icg.com. Unless this Report explicitly states otherwise, neither the information on our website, nor the information on the website of any of our companies, is incorporated by reference into this Report.

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

Numerous external forces, including generally weak and/or uncertain economic conditions, have negatively affected our and our companies’ respective businesses, results of operations and financial condition in recent years, and future weak or uncertain economic conditions could result in declines in our revenue and operating results.

Numerous external forces, including the state of global financial markets and general economic conditions, lack of consumer confidence, lack of availability of credit, interest rate and currency rate fluctuations and national and international political circumstances (including wars and terrorist acts) have negatively affected our and our companies’ respective businesses, results of operations and financial condition in recent years, and they may do so in the future. Our and our companies’ businesses also may be negatively impacted by generally weak economic conditions affecting the banking system, financial markets and financial institutions, which have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets and extreme volatility in credit and equity markets in recent years. Since these conditions (and the length of time or severity with which they may persist) are often difficult to anticipate, our and our companies’ respective operating results for a particular period are difficult to predict and, therefore, prior results are not necessarily indicative of expected results in future periods. In response to adverse or uncertain financial conditions, many customers and potential customers of our companies may forgo, delay or reduce technology and other purchases. In connection with these conditions, our companies may experience reductions in the sales of their products and services, extended sales cycles, difficulties in collecting (or the inability to collect) accounts receivable, slower adoption of new technologies, increased price competition and difficulties in obtaining (or the inability to obtain) financing. Volatility in the financial markets and overall economic uncertainty increase the risk that the value of our companies and our other assets will be impaired and that the value to be captured in the future in connection with the disposition of our companies will be significantly lower than we initially expected.

If our companies are unable to attract new customers or retain customers, including certain significant customers, our and our companies’ respective businesses, results of operations and financial conditions could be negatively affected.

Our companies may not be able to attract or retain customers due to a variety of reasons, including increased competition, the unwillingness of customers and potential customers to spend money on products and services during periods of economic turmoil and uncertainty, insolvency and the unavailability of credit. If our companies are unable to attract new customers or retain existing customers, our and our companies’ respective businesses, results of operations and financial conditions could be negatively affected.

During the year ended December 31, 2010, two customers of Procurian, The Hertz Corporation and Kimberly-Clark Corporation, represented approximately 11% and 10%, respectively, of our consolidated revenue. For the year ended December 31, 2009, these two customers each represented approximately 13% of our consolidated revenue. Although no customer individually represented 10% or more of our consolidated revenue for the year ended December 31, 2011, most of our companies have a number of important individual customer relationships. If any of our companies are not able to retain those customers, or if any such customers significantly reduce the amount of products or services that they purchase from our companies, those companies and their and our respective businesses, results of operations and financial positions could be negatively affected.

The inability of our companies’ customers to pay their obligations to them in a timely manner, or at all, could have an adverse effect on our companies.

The financial resources of our companies’ customers may have been weakened by the recent economic downturn. As a result, these customers may have inadequate financial resources to meet all of their obligations to our companies and may not make payments in a timely manner or at all. Additionally, if our companies’ customers do not have adequate financial resources, they may attempt to terminate or renegotiate existing contracts with our companies and may refrain from purchasing additional products and services from our companies. Those factors may cause our companies’ results of operations and financial condition to be adversely affected.

If we are not able to deploy capital effectively and on acceptable terms, we may not be able to execute our business strategy.

Our strategy includes effectively deploying capital by acquiring interests in new companies, both directly and through the companies that we own. We may not be able to identify attractive acquisition candidates that fit our strategy of acquiring majority stakes in companies. Even if we or our companies are able to identify suitable acquisition candidates, it may not be possible to acquire interests in those companies due to an inability to reach mutually acceptable financial or other terms with those companies or due to competition from other potential acquirers that may have greater resources, brand name recognition, industry contacts or flexibility of structure than we or our companies do. The turmoil in the global economy in recent years has caused significant fluctuations in the valuations of companies. Uncertainty regarding the extent to which valuations of companies that fit our acquisition criteria will continue to fluctuate may affect our ability to accurately value potential acquisition candidates. If we are unable to effectively deploy capital to companies on acceptable terms, we may not be able to execute on our strategy, and our business may be adversely impacted.

Our companies may not be able to compete successfully.

If our companies are unable to compete successfully against their competitors, our companies may fail. Competition for Internet software and services is intense and is expected to intensify continually. Our companies’ competitors may develop products or services that are superior to, or have greater market acceptance than, the solutions offered by our companies. Many of our companies’ competitors have greater brand recognition and greater financial, marketing and other resources than our companies. This may place our companies at a disadvantage in responding to their competitors’ pricing strategies, technological advances, marketing campaigns, strategic partnerships and other initiatives.

The Internet software and services industry is characterized by evolving industry standards, coupled with frequent and related new service and product introductions and enhancements. The development of new service and product introductions and enhancements in response to evolving industry standards requires significant time and resources, and our companies may not be able to adapt quickly enough and/or in a cost-effective manner to these changes, and our companies’ failure to do so could adversely affect our companies’ businesses, financial condition and results of operations.

We may compete with some of our companies, and our companies may compete with each other, which could deter companies from partnering with us and may limit future business opportunities.

We may compete with our companies to acquire interests in new companies, and our companies may compete with each other for business opportunities. This competition may deter potential acquisition targets from partnering with us and may limit our business opportunities.

Our operations and growth and those of our companies could be impaired by limitations on our and/or their ability to raise capital or borrow money on favorable terms.

We and our companies may need to raise additional capital or borrow money in order to sustain operations or to grow. If we or our companies are unable to raise capital or obtain credit on favorable terms, our ability and the ability of our companies to operate and grow may be impaired. This may require us or our companies to take other actions, such as borrowing money on terms that may be unfavorable, or divesting of assets prematurely to raise capital. If we or our companies need capital and are unable to raise it, then we or they may need to limit or cease operations.

Adverse changes in economic conditions and reduced information technology spending may adversely impact our business.

Our and our companies’ respective businesses depend on the overall demand for information technology, and in particular for Internet software and services that improve the productivity of our customers’ businesses. In addition, the acquisition of our companies’ Internet software and services is often discretionary and may require customers to initially expend significant capital and other resources. In recent years, business spending on technology infrastructure has generally been stagnant. Continued uncertain economic conditions or, even if general economic conditions improve, a reduction in information technology spending, could adversely impact our business and the businesses of our companies in a number of ways that negatively impact our operating results and financial condition. For example, customers may (1) purchase a reduced amount of products and services from our companies, (2) purchase products and services that are offered for a cheaper price (without regard to quality) to replace our companies’ products and services, (3) develop a “home grown” solution to replace our companies’ products and services or (4) do without the types of products and services offered by our companies.

Acquisitions by our companies could result in operating difficulties, dilution and other harmful consequences.

As part of their growth strategies, our companies have and may continue to strategically acquire other companies, business and technologies. The process of integrating an acquired company, business or technology involves numerous risks, including difficulties in the integration of the operations, technologies, services and products of the acquired company or business and the diversion of management’s attention from other business concerns. Although we and our companies will endeavor to evaluate the risks inherent in any particular acquisition transaction, there can be no assurance that we or our companies will properly ascertain all such risks. In addition, acquisitions may result in the incurrence of substantial additional indebtedness and other expenses for our companies; they may also result in potentially dilutive issuances of a company’s equity securities. Accordingly, difficulties encountered with acquisitions may have a material adverse effect on our or our companies’ businesses, financial condition and results of operations.

Our evolving business strategy, which calls for us to deploy an increasing proportion of our acquisition capital towards, and to own an increasing proportion of our company interests in the form of, consolidated core companies, may subject us to additional risks.

Under our evolving business strategy, our goal is to deploy an increasing proportion of our acquisition capital towards, and to own an increasing proportion of our company interests in the form of, consolidated core companies. Executing against this strategy could require us to deploy a larger amount of cash and/or issue shares of our stock to acquire individual companies than we have in the recent past, as the acquisition of a consolidated core company would be in the form of a relatively large equity stake, the valuation of which would, most likely, reflect the target company’s strong financial characteristics and growth potential (as we would generally seek such characteristics and growth potential in any consolidated core company that we would acquire), as well as, in many cases, a so-called “control premium.” Deploying larger amounts of capital to acquire individual companies could lead to a depletion of our available cash and could require us to borrow money, issue stock or otherwise raise additional capital, which we may not be able to do on favorable terms or at all. In addition, acquiring larger stakes in predominantly consolidated core companies could result in us owning a larger portion of our assets in the form of fewer companies, the financial results of which would be consolidated with ours. This could, accordingly, increase the impact that the poor performance, decline in value and/or failure of an individual company could have on our financial results and our business.

During the years presented in this report, Procurian represented the majority of our consolidated revenue. Accordingly, any negative development at Procurian could have a significant negative impact on our financial results and our business. Moreover, because Procurian’s results constitute such a large portion of our consolidated results (with respect to which we provide the investment community with periodic guidance), any failure by Procurian to meet its expected results could cause us to fail to meet our overall expected results and, accordingly, could negatively impact our stock price.

We may not be able to execute on our stated business strategy, which could adversely affect our business and our stock price.

We have, in recent years, adopted, announced to our investors and potential investors and worked to implement a shift in our business strategy. This strategic evolution is intended to result in an increasing proportion of our acquisition capital being deployed towards, and an increasing proportion of our company interests being owned in the form of, consolidated core companies, ultimately leading to (1) firmer control over the operations and strategic decisions of our companies, (2) increased access to the cash of our companies (i.e., through cash distributions from those companies primarily in the form of dividends) and (3) increased transparency for our investors and prospective investors in our financial reports. We may be unable to execute on this strategy due to, among other things, our inability to find suitable targets in which to acquire equity stakes at attractive valuations and otherwise on attractive terms, our inability to finance the acquisition of additional consolidated core companies or to continue to finance the operations of our existing consolidated core companies (either with existing cash or through borrowing or other capital raising), and the failure of our consolidated core companies to generate cash. Many of these results could be driven by factors beyond our control, such as weak credit markets or uncertain or volatile market conditions. If we are unable to execute against our strategy or otherwise unable to achieve the intended benefits of our strategy, our stock price and our business could be adversely affected.

Our inability to maintain or be able to increase our ownership stakes in companies with significant growth opportunities could negatively impact our ability to execute our strategy.

One of our strategies is to maintain and increase our ownership in those companies that we believe have major growth opportunities such that we would have consolidated stakes in those companies. We may not be able to achieve this goal because of limited resources and/or the unwillingness of such companies and/or the stockholders of such companies to enter into a transaction that would result in an increase in our ownership stake. Moreover, certain transactional growth opportunities, such as mergers, acquisitions and consolidations, may arise with respect to any of these companies that would result in potentially dilutive issuances of such companies’ equity securities. In the event that any of these select companies enters into such a transaction, with or without our support, we may have a decreased ability to direct the policies and affairs of the company or the surviving entity following the consummation of the transaction.

If we do not participate in follow-on financings at our companies, our stakes in those companies will be diluted, which could materially reduce the value of those stakes.

From time to time our companies raise capital by issuing and selling additional convertible debt and/or equity securities. We generally have preemptive rights to participate in these follow-on rounds of financing; however, we may elect not to participate in such rounds or may be required to waive our preemptive rights in whole or in part so that outside investors can participate. If we do not participate in a follow-on round of a company, our ownership interest in that company will be diluted. Additionally, in connection with new rounds of financing, our companies may issue preferred stock with liquidation preferences that are senior to existing preferred stock and common stock. If we do not participate in a follow-on round at a company, our ownership stake will decrease and our rights to receive proceeds in connection with the sale of that company will be diminished, which could result in a material reduction in the value of our stake in that company. Moreover, in the event that we pay a control premium in connection with our acquisition of a majority stake in a company, we would not be able to command a similar premium upon the disposition of that stake if, through dilutive events, the stake becomes a minority interest.

We may have to buy, sell or retain assets when we would otherwise choose not to buy, sell or retain in order to avoid registration under the Investment Company Act, which would adversely impact our business strategy.

Under the Investment Company Act of 1940, as amended (the “Investment Company Act”), a company is considered to be an investment company if, among other things, it is primarily engaged in the business of investing, reinvesting, owning, holding or trading in securities. It is not feasible for us to be regulated as an investment company because the Investment Company Act rules are inconsistent with our strategy of actively managing, operating and promoting collaboration among our network of companies. On August 23, 1999, the SEC granted our request for an exemption under Section 3(b)(2) of the Investment Company Act, declaring us to be primarily engaged in a business other than that of investing, reinvesting, owning, holding or trading in securities. This exemptive order reduces, but does not eliminate, the risk that we may have to take action to avoid registration as an investment company. For example, we might be considered to be in violation of our exemptive order if more than a certain percentage of our total assets consist of, or more than certain percentages of our income/loss and revenue over the most recently completed four quarters is derived from, ownership interests in companies that we do not primarily control. Because we do not have primary control of many of our companies, changes in the value of our interests in such companies and the income/loss and revenue attributable to such companies could subject us to regulation under the Investment Company Act unless we take precautionary steps. For example, we may retain interests in companies we would otherwise want to sell, and we may sell stakes in non-controlled companies that we would otherwise want to retain. In order to ensure that the requisite percentage of our total assets relates to companies that we primarily control, we may participate in follow-on financings at our controlled companies and refrain from participating in such financings at our non-controlled companies. In addition, we may have to acquire additional income or loss generating majority-owned or controlled interests that we might not otherwise have acquired and may not be able to acquire “non-controlling” interests in companies that we would otherwise want to acquire.

Our companies could make financial or other business decisions that are not in our best interests or that we do not agree with, which could impair the value of the securities we hold in our companies.

Although we generally seek to acquire a controlling equity interest and participate in the management of our companies, we may not acquire or maintain a controlling stake in each company. If we lack control or share control in a company we may not be able to control significant financial or other business decisions of that company, including whether to sell that company or engage in an initial public offering at that company. Management or other stockholders of a company, even one in which we own a majority interest, could have economic or business interests or objectives that are different from ours or disagree with our advice regarding financial or operating decisions, which could impair the value of our stake, prevent us from monetizing our stake at a time or at a price that is favorable to us or negatively affect our operating results. Additionally, our inability to prevent dilution of our stake in a company or our inability to otherwise have a controlling influence over the management and operations of a company could have an adverse impact on our status under the Investment Company Act.

We may not be able to extract cash from those of our companies that achieve profitability and may need to continue to rely on existing cash, liquidity events and additional capital raises to fund our operations.

We currently rely on existing cash, liquidity events and dividends related to our companies and the issuance and sale of additional securities in order to fund our operations. One of our goals is to help our companies achieve profitability so that we can access their cash flow. Moreover, we are focusing on acquiring majority voting stakes in an increasing number of companies in part so that we have increased access to the cash flow of our companies, particularly through dividends. However, even if some of our companies do meet that goal, we may not be able to access cash generated by those companies to fund our operations due to a number of factors, including the needs of those companies to reinvest in their own businesses or acquire other businesses and our inability to control the significant business or financial decisions of those companies. Our inability to access the cash of our companies could have a negative impact on our operations.

We may be unable to obtain maximum value in connection with the divesture of our company and marketable security interests.

From time to time, we may divest interests in our companies or marketable securities to generate cash or for strategic reasons. The timing of such divestures, particularly with respect to our privately-held companies, may not be within our control. If we need to divest company interests quickly to satisfy immediate cash requirements or to avoid registration as an investment company under the Investment Company Act, we may be forced to sell our assets prior to canvassing the market or at a time when market conditions valuations are unfavorable. We also may not be able to identify buyers for certain of our assets, particularly given the difficulty that potential acquirers may currently face in obtaining financing. Furthermore, in connection with the sale of a private company, we may not receive the full amount of proceeds to which we would otherwise be entitled under that company’s certificate of incorporation if additional payments to management and/or other stockholders are made to secure the approval and/or execution of the sale. In times of economic uncertainty, a greater percentage of consideration in acquisition transactions tends to consist of earn-outs, holdbacks, escrows and other contingent consideration, some of which may never be realized by a seller. We may be unable to sell our interests in publicly-traded companies at then-quoted market prices, if at all, because low trading volumes of these companies may limit our ability to sell a significant amount of such companies’ stock in the open market. Registration and other requirements under applicable securities laws may also adversely affect our ability to dispose of our interests on a timely basis. Based on the foregoing factors, when we divest of an interest in a company or a marketable security, we may not receive maximum value for that asset and the realizable value of our interest in such asset may ultimately be lower than the carrying value currently reflected in our consolidated financial statements and/or the expectations our investors or securities analysts.

In addition, the market for initial public offerings has experienced significant weakness in recent years in connection with recent market volatility. If this market is weak, we may not be able to capture stockholder value by taking our companies public.

Our accounting estimates with respect to the ultimate recoverability of our carrying basis in our companies could change materially in the near term.

Our accounting estimates with respect to the ultimate recoverability of our carrying basis, including goodwill, in our companies could change in the near term, and the effect of those changes on our consolidated financial statements could be significant. We did not record impairment charges during the year ended December 31, 2011. During the years ended December 31, 2010 and 2009 we recorded impairment charges of $2.9 million and $5.4 million, respectively. It is possible that a significant write-down or write-off of our carrying basis in our companies, including goodwill, may be required in the future, or that a significant loss will be recorded in the future upon the sale of one or more companies. Any write-down or write-off of this type could cause a decline in the price of our Common Stock.

Our stock price has been volatile in the past and may continue to be volatile in the future.

Our stock price has historically been volatile. This volatility may continue in the future, particularly in light of the general uncertainty about global economic conditions in recent years.

The following factors, among others, may add to our Common Stock price’s volatility:

•	general economic conditions, such as a recession or interest rate or currency rate fluctuations;

•	the reluctance of enterprises to increase spending on new products or services;

•	actual or anticipated variations in our quarterly results and those of our companies;

•	changes in the market valuations of our companies and other similar companies;

•	conditions or trends related to Internet software and services companies;

•	changes in our financial estimates and those of our companies by securities analysts;

•	new products or services offered by us, our companies and their competitors;

•	announcements by our companies or their competitors of technological innovations;

•	announcements by us, our companies or our competitors of significant acquisitions, strategic partnerships or joint ventures;

•	additional sales or repurchases of our securities; and

•	additions to or departures of our key personnel or the key personnel of our companies.

Many of these factors are beyond our control. Any of these factors may decrease the price of our Common Stock.

Fluctuations in our quarterly results may adversely affect our stock price.

We expect that our quarterly results will fluctuate significantly due to many factors, including:

•	the acquisition of interests in companies;

•	the operating results, including growth rates, of our companies;

•	sales of our ownership interests in our companies, which could cause us to recognize gains or losses under applicable accounting rules;

•	significant fluctuations in the financial results of Internet software and services companies generally;

•	changes in estimated quarterly revenue, equity losses, income or other performance metrics;

•	changes in our methods of accounting for our company interests, which may result from changes in our ownership percentages of our companies;

•	the pace of development or a decline in growth of the Internet software and services markets; and

•	competition for the goods and services offered by our companies.

Our stockholders and prospective stockholders are increasingly evaluating our company based on its quarterly performance against financial targets. If our operating results in one or more quarters do not meet securities analysts’ or investors’ expectations, the price of our Common Stock could decrease.

Fluctuations in the price of the common stock of our publicly-traded holdings may affect the price of our Common Stock.

Currently, excluding the publicly-traded common stock of IntercontinentalExchange, Inc. (NYSE: ICE) (“ICE”) and The Active Network (NYSE: ACTV) (“Active”) being held in escrow to which we may be entitled, we hold stock of GoIndustry, which is a publicly-traded entity on the AIM market of the London Stock Exchange and a receivable for Active common stock. Fluctuations in the price of the common stock of those or any other publicly-traded holdings we may hold from time to time may affect the price of our Common Stock. The price of GoIndustry’s common stock has been highly volatile. As of December 31, 2011, the market value of our interests in GoIndustry and Active was $1.7 million and $7.0 million, respectively, based on the closing price of those publicly-traded companies’ common stock. The results of operations and or the price of the stock of GoIndustry and Active may be adversely affected by the occurrence of the risk factors contained in this Report. In addition, the results of operations and common stock price of GoIndustry may be adversely affected by the risk factors set forth in GoIndustry’s submissions on the AIM market of the London Stock Exchange, which are publicly available at www.londonstockexchange.com and the results of operations and common stock price of Active may be adversely affected by the risk factors set forth in Active’s SEC filings, which are publicly available at www.sec.gov.

We have had a general history of operating losses and expect continued operating losses in the foreseeable future.

We have had significant operating losses and, excluding the effect of any future non-operating gains, such as from the sale of interests in our companies, we expect to continue incurring operating losses in the future. As a result, we may not have sufficient resources to expand or maintain our operations in the future. We can give no assurances as to when or whether we will achieve profitability, and if we ever have profits, we may not be able to sustain them.

Some of our companies have limited operating histories and may never be profitable.

Some of our companies have limited operating histories. As a result, they have only short operating histories to aid in assessing future prospects. Additionally, some of our companies have significant historical losses and may never be profitable. Many of our companies have incurred substantial costs to develop and market their products and expand operations, have incurred net losses and cannot fund their cash needs from operations. Operating expenses of these companies could increase in the foreseeable future as they continue to develop products, increase sales and marketing efforts and expand operations.

The loss of our or our companies’ executive officers or other key personnel, or our or our companies’ inability to attract additional key personnel, could disrupt our business and operations.

If one or more of our executive officers or key personnel, or our companies’ key personnel, were unable or unwilling to continue in their present positions, or if we or our companies were unable to hire qualified personnel, our business and operations could be disrupted and our operating results and financial condition could be seriously harmed.

Our companies’ success depends on the integrity of their systems and infrastructure. Interruptions in their information systems may adversely affect their businesses.

To succeed, our companies’ systems and infrastructure must perform well on a consistent basis. From time to time, our companies may experience occasional system interruptions that make some or all of their systems or data unavailable or prevent them from providing services, which could adversely affect their businesses. Moreover, as traffic to their various websites and the related number of users and customers increase and the number products and services that they introduce continues to grow, they will need to upgrade their systems, infrastructure and technologies generally to facilitate this growth. If our companies do not do so or if they experience inefficiencies and/or operational failures in connection with current or future upgrades, third parties with which they do business may not be able to access their services on an intermittent or prolonged basis and the quality of experience that users and customers encounter with their products and services generally could diminish. The occurrence of any of those events could adversely affect their businesses, financial condition and results of operations.

We and our companies may be subject to litigation proceedings or government regulation that could harm our respective businesses.

We and our companies may be subject to legal claims involving stockholder, consumer, competition and other matters. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or, in cases for which injunctive relief is sought, an injunction prohibiting one or more of our companies from performing a critical activity, such as selling its software and services. If we or one of our companies were to receive an unfavorable ruling in a litigation matter, our and our companies’ respective businesses, financial condition and results of operations could be materially harmed. Even if legal claims brought against us or our companies are without merit, defending lawsuits may be time-consuming and expensive and may divert our or our companies’ management attention from other business concerns.

Our companies’ software and services offerings are subject to government regulation domestically and internationally in many areas, including regulation of the Internet regarding user privacy, telecommunications, data protection and online content. The application of those laws and regulations to our companies’ businesses is often unclear and sometimes may conflict. Compliance with those laws and regulations may involve significant costs or require changes in business practices that result in reduced revenue. Noncompliance could result in monetary penalties being imposed on our companies or orders that our companies cease performing a critical activity, such as selling their software and services.

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

The location and general description of our properties as of March 1, 2012 are as follows:

Corporate Offices

Our corporate headquarters is located at 690 Lee Road, Suite 310 in an office facility located in Wayne, Pennsylvania, where we lease approximately 11,000 square feet. We recently entered into agreements to lease approximately 10,600 square feet of space in Radnor, Pennsylvania, and we expect to move our corporate headquarters to that location in or around July 2012.

Consolidated Core Company Properties

Our consolidated core companies lease approximately 174,742 square feet of office, administrative, sales and marketing, operations and data center space in the United States, principally in Georgia, Minnesota, New York, Pennsylvania, Texas and Washington, D.C., and administrative office space in Brazil, China, Czech Republic, India and the United Kingdom.

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

On January 10, 2012, a stipulation was filed withdrawing the Hayes appeal following an agreement between Hayes and class counsel. On November 28, 2011, Bechtold served notice of a purported petition for writ of certiorari to the U.S. Supreme Court; however, class counsel has stated that court records do not reflect the filing of such a petition, which they state would only have been timely if filed by August 16, 2011. Consequently, on the basis that no appeal remained outstanding and that the judgments associated with the global settlement were now final, class counsel has sought leave to finalize the processing of class member claims in order to permit the distribution of the settlement proceeds. On February 9, 2012, the District Court entered an order directing the settlement administrator to finalize the processing of claims in contemplation of a motion for leave to commence distribution of the global settlement proceeds.

ITEM 4.	Mine Safety Disclosures

None.

PART II

ITEM 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information. Our Common Stock is currently traded on the NASDAQ Global Select Market* under the symbol “ICGE.” The price range per share reflected in the table below is the highest and lowest sale price for our Common Stock, as reported by the NASDAQ Global Market and the NASDAQ Global Select Market during each quarterly period of the years ended December 31, 2010 and 2011, respectively.

	2010				2011
Quarterly Ended	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31
High	$8.69	$11.11	$11.50	$14.27	$14.50	$14.44	$13.15	$11.85
Low	$6.12	$7.55	$7.20	$10.60	$11.32	$10.48	$8.55	$7.22

*	Effective January 1, 2011, our Common Stock began trading on the NASDAQ Global Select Market.

Holders. As of March 1, 2012, there were approximately 717 holders of record of our Common Stock; there is a much larger number of beneficial owners of our Common Stock.

Dividends. We have never declared or paid cash dividends on our capital stock, and we do not intend to pay cash dividends in the foreseeable future. We plan to retain any earnings for use in the operation of our business and to fund future growth.

Stock Performance Graph. The following graph presents a comparison of the performance of our Common Stock with that of the NASDAQ Composite Index and the Goldman Sachs Technology Internet Index from December 31, 2006 to December 31, 2011. The graph shall not be deemed “filed” for purchases of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act.

COMPARISON OF CUMULATIVE TOTAL RETURN** SINCE DECEMBER 31, 2006

AMONG ICG GROUP, INC.,

THE NASDAQ COMPOSITE INDEX AND THE GSTI INTERNET INDEX

**	$100 invested at closing prices on December 31, 2006 in our Common Stock or in a stock index, including reinvestment of dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

For certain information concerning securities authorized for issuance under our equity compensation plan, see Item 12—Security Ownership of Certain Beneficial Owners and management and Related Stockholder Matters.

Issuer Purchases of Equity Securities

In 2008, we adopted a share repurchase program under which we may repurchase, from time to time, up to $25.0 million of shares of our Common Stock in the open market, in privately negotiated transactions or pursuant to trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act. In November 2011, the program was expanded to cover the repurchase of up to $50.0 million of shares of our Common Stock. The table below contains information relating to the repurchases of our Common Stock that occurred under the share repurchase program through the date of the filing of this Report.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value That May Yet Be Purchased Under the Program

Repurchased during the year ended 12/31/08	1,948,158	$4.75	1,948,158	$15.7 million
Repurchased during the year ended 12/31/09	492,242	$5.45	492,242	$13.1 million
Repurchased during the year ended 12/31/10	0	—	0	$13.1 million
1/1/11 to 1/31/11	0	—	0	$13.1 million
2/1/11 to 2/28/11	0	—	0	$13.1 million
3/1/11 to 3/31/11	0	—	0	$13.1 million
4/1/11 to 4/30/11	0	—	0	$13.1 million
5/1/11 to 5/31/11	0	—	0	$13.1 million
6/1/11 to 6/30/11	66,700	$11.50	66,700	$12.3 million
7/1/11 to 7/31/11	61,500	$11.60	61,500	$11.6 million
8/1/11 to 8/31/11	639,714	$9.95	639,714	$5.2 million
9/1/11 to 9/30/11	73,113	$9.73	73,113	$4.5 million
10/1/11 to 10/31/11	0	—	0	$4.5 million
11/1/11 to 11/30/11	0	—	0	$29.5 million
12/1/11 to 12/31/11	0	—	0	$29.5 million
1/1/12 to 1/31/12	0	—	0	$29.5 million
2/1/12 to 2/28/12	0	—	0	$29.5 million
3/1/12 to 3/15/12	0	—	0	$29.5 million
Total	3,281,427	$6.24	3,281,427	$29.5 million

(1)	All shares purchased in open market transactions.
(2)	Average price paid per share excludes commissions.

ITEM 6.	Selected Financial Data

The following table summarizes certain selected historical consolidated financial information that has been derived from our audited Consolidated Financial Statements for the years ended December 31, 2011, 2010, 2009, 2008 and 2007. The financial information may not be indicative of our future performance and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the related Notes thereto included in this Report.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$140,527	$115,710	$90,252	$71,181	$52,923
Operating expenses
Cost of revenue	85,572	71,050	56,920	46,400	39,523
Selling, general and administrative	45,099	42,206	34,578	36,165	32,781
Research and development	12,436	10,644	9,015	10,212	6,033
Amortization of intangible assets	1,412	1,357	205	205	129
Impairment related and other	970	1,182	5,192	9,847	59

Total operating expenses	145,489	126,439	105,910	102,829	78,525

Operating income (loss)	(4,962)	(10,729)	(15,658)	(31,648)	(25,602)
Other income (loss), net	42,624	74,147	16,578	43,225	6,830
Interest income (expense), net	(184)	(36)	230	1,516	5,062

Income (loss) from continuing operations before income taxes and equity loss	37,478	63,382	1,150	13,093	(13,710)
Income tax benefit (expense)	4,287	(254)	39,510	(357)	3,992
Equity loss	(11,964)	(16,022)	(12,131)	(33,702)	(14,416)

Income (loss) from continuing operations	29,801	47,106	28,529	(20,966)	(24,134)
Income (loss) on discontinued operations	—	802	—	—	995

Net income (loss)	29,801	47,908	28,529	(20,966)	(23,139)
Less: Net income (loss) attributable to non-controlling interest	2,235	1,319	12,995	1,960	468

Net income (loss) attributable to ICG Group, Inc.	$27,566	$46,589	$15,534	$(22,926)	$(23,607)

Basic Income (loss) Per Share Attributable to ICG Group, Inc.:
Income (loss) from continuing operations	$0.75	$1.26	$0.42	$(0.60)	$(0.64)
Income (loss) on discontinued operations	—	0.02	—	—	0.02

Basic income (loss) per share	$0.75	$1.28	$0.42	$(0.60)	$(0.62)

Shares used in computation of basic income (loss) per share	36,656	36,427	36,660	38,106	37,916

Income (loss) from continuing operations	$0.74	$1.24	$0.42	$(0.60)	$(0.64)
Income (loss) on discontinued operations	—	0.02	—	—	0.02

Diluted income (loss) per share	$0.74	$1.26	$0.42	$(0.60)	$(0.62)

Shares used in computation of diluted income (loss) per share	37,460	37,064	36,705	38,106	37,916

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$122,042	$92,639	$55,528	$89,527	$82,031
Working capital	$142,144	$93,549	$73,122	$83,285	$78,749
Total assets	$306,820	$280,989	$330,087	$285,580	$332,431
Other long-term debt, net of current portion	$10,761	$15,681	$645	$3,916	$191
Total ICG Group, Inc.’s stockholders’ equity	$245,884	$223,807	$280,665	$247,509	$304,658

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth elsewhere in this Report and discussed in our other SEC filings. The following discussion should be read in conjunction with our audited Consolidated Financial Statements and the related Notes thereto included in this Report.

The Consolidated Financial Statements include the consolidated accounts of ICG Group, Inc., a company incorporated in Delaware, and its subsidiaries, both wholly-owned and consolidated (ICG Group, Inc. and all such subsidiaries are collectively hereinafter referred to as “ICG,” the “Company,” “we,” “our,” or “us”), and have been prepared in accordance with U.S. generally accepted accounting principles (GAAP).

Executive Summary

We focus on acquiring and building companies in the software and service market (particularly the cloud-based software and services sector) that improve the productivity and efficiency of our business customers. The results of operations of our companies in which we hold equity ownership interests are reported in two segments: the “core” reporting segment and the “venture” reporting segment. Our core reporting segment includes the companies in which our management takes a very active role in providing strategic direction and management assistance. We own majority controlling equity positions in (and therefore consolidate the financial results of) three of the companies that we currently consider part of our core segment, which we call our “consolidated core companies.” We own substantial minority equity positions (i.e., the largest equity positions) in our other core companies, which we call our “equity core companies.” We expect to devote relatively large initial amounts of capital to acquire stakes in core companies, particularly consolidated core companies, since any such acquisition would entail the deployment of cash and/or the issuance of ICG stock to purchase a large equity stake in a target with relatively strong financial characteristics and growth potential.

Our venture reporting segment includes companies to which we generally devote less capital than we do to our core companies and, therefore, in which we hold relatively smaller ownership stakes than we do in our core companies. As a result, we generally have less influence over the strategic direction and management decisions of our venture companies than we do over those of our core companies.

The various interests that we acquire in our companies are accounted for under one of three accounting methods: the consolidation method, the equity method and the cost method. The applicable accounting method is generally determined based on our voting interest in a company. Generally, if we own more than 50% of the outstanding voting securities of a company, and other stockholders do not possess the right to affect the significant operational management decisions of that company, the company’s accounts are reflected within our Consolidated Financial Statements. Generally, if we own between 20% and 50% of the outstanding voting securities of a company, that company’s accounts are not reflected within our Consolidated Financial Statements, but our share of the earnings or losses of the company is reflected in the caption “Equity loss” in our Consolidated Statements of Operations. Companies not accounted for under either the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, our share of the earnings or losses of these companies is not included in our Consolidated Statements of Operations.

Because we own significant interests in a number of companies that are in different stages of profitability, we have experienced, and expect to continue to experience, significant volatility in our results. While many of our companies have consistently reported losses, we have recorded net income in certain periods and experienced significant volatility from period-to-period due to infrequently occurring transactions and other events relating to our ownership interests in companies. Those transactions and events are described in more detail in the notes to our Consolidated Financial Statements contained herein and include dispositions of, changes to and impairment of our ownership interests in companies and dispositions of our holdings of marketable securities.

Liquidity and Capital Resources

The following table summarizes our and our consolidated subsidiaries’ cash and cash equivalents, restricted cash and long-term debt, including current portion as of December 31, 2011 and 2010:

	December 31,
	2011	2010
	(in thousands)
Cash and cash equivalents	$121,909	$92,438
Restricted cash	133	201

	$122,042	$92,639

Long-term debt, including current portion	$(15,520)	$(20,411)

We believe that our existing cash and cash equivalents, together with collections of our other receivables and proceeds from the potential sales of all or a portion of our interests in certain companies and equity issuances, are sufficient to fund our cash requirements for the foreseeable future, including any future commitments to our companies, debt obligations and general operating requirements. As of the date of this filing, we were not obligated for any material funding and guarantee commitments to existing companies or potential acquisition candidates. We will continue to evaluate acquisition opportunities and may acquire additional ownership interests in new and existing companies in the next twelve months.

GovDelivery, InvestorForce and Procurian have funded their operations through a combination of cash flow from operations and borrowings. It is expected that Procurian’s existing cash balances and cash flow from operations will be sufficient to fund its operations, including the payment of debt obligations, for the foreseeable future. GovDelivery and InvestorForce are expected to require additional borrowings, primarily from ICG, to fund their respective operations through 2012. From time to time, GovDelivery, InvestorForce and Procurian evaluate acquisition opportunities, any of which may require additional equity financing and/or borrowings from ICG.

We do not own 100% of our consolidated core companies. When one of those consolidated core companies pays a dividend, the noncontrolling interest holders may receive a portion of that dividend. In addition, equity issuances or repurchases by one of our consolidated core subsidiaries may change the ownership that ICG and the noncontrolling interest holders have in that subsidiary. Any change in the ownership of a consolidated subsidiary would result in an adjustment to ICG’s additional paid-in capital.

In 2011, our consolidated working capital increased from $93.5 million as of December 31, 2010 to $142.1 million as of December 31, 2011, an increase of $48.6 million. This increase to working capital was primarily due to sales of our ownership interests in three of our companies during 2011, as well as an increase in customer receivables at all three of our consolidated core companies. Current liabilities increased only slightly from December 31, 2010 to December 31, 2011; that change was the result of increased accounts payable and other accrued expenses due to timing of payments, as well as an increase in deferred revenue at our three consolidated core companies, partially offset by decreases in accrued compensation and benefits and current maturities of long-term debt.

Summary of Statements of Cash Flows

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Cash provided by (used in) operating activities	$6,244	$1,169	$(8,979)
Cash provided by (used in) investing activities	$38,245	$69,793	$(22,245)
Cash used in financing activities	$(14,706)	$(34,476)	$(2,935)

The increase in cash provided by operating activities from 2010 to 2011 was primarily related to a $5.8 million improvement in operating results in 2011.

The change from cash used in operating activities of $(9.0) million in 2009 to cash provided by operating activities of $1.2 million in 2010 was primarily related to (1) the receipt of part of the income tax receivable that was outstanding at December 31, 2009, (2) an increase in deferred revenue during 2010 and (3) a large increase in deferred income taxes during 2009 that did not recur in 2010, and was partially offset by an increase in other income in 2010.

The decrease in cash provided by investing activities from 2010 to 2011 primarily relates to a decrease in proceeds received from the sale of marketable securities, an increase in advances to our companies during 2011 and acquisitions by our consolidated core companies during the 2011 period, partially offset by an increase in proceeds received from the sale of ownership interests in our companies during 2011.

The change from cash used in investing activities of $(22.2) million in 2009 to cash provided by investing activities of $69.8 million in 2010 was primarily related to proceeds received from the sale of marketable securities in 2010 and a decrease in advances to our companies during 2010.

Cash used in financing activities of $(14.7) million during 2011 related primarily to $8.6 million in ICG common stock repurchases, $5.0 million of repayments of debt and capital leases at our consolidated core companies and $1.3 million to acquire an additional ownership interest in Procurian, partially offset by $0.2 million of additional debt borrowings by GovDelivery during the 2011 period. Comparatively, the $(34.5) million of cash used in financing activities during 2010 relates primarily to ICG’s acquisition of an additional 17% ownership interest in Procurian for $49.7 million of aggregate consideration, $3.2 million of dividend payments by Procurian to its non-ICG stockholders and $2.6 million in debt repayments at our consolidated core companies, partially offset by $21.1 million of borrowings of long-term debt (most significantly the $20.0 million term loan at Procurian).

The increase in cash used in financing activities from 2009 to 2010 was primarily due to the acquisition of an additional 17% ownership interest in Procurian, partially offset by proceeds of Procurian’s $20.0 million term loan.

From time to time, we and our companies are involved in various claims and legal actions arising in the ordinary course of business. We do not expect any liability with respect to any legal claims or actions that would materially affect our financial position or cash flows.

Contractual Cash Obligations and Commercial Commitments

The following table summarizes our and our consolidated subsidiaries contractual cash obligations and commercial commitments as of December 31, 2011:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating leases	$15,446	$3,215	$5,656	$4,817	$1,758
Capital leases	224	210	14	—	—
Procurian term loan	14,667	4,000	8,000	2,667	—
Other debt	629	549	80	—	—

	$30,966	$7,974	$13,750	$7,484	$1,758

Off-Balance Sheet Arrangements

We are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Our Companies

As of December 31, 2011, we owned interests in 9 companies that are categorized below based on segment and method of accounting.

CORE COMPANIES (% Ownership Interest)
Consolidated	Equity
GovDelivery (92%)	Channel Intelligence (49%)
InvestorForce (79%)	Freeborders (31%)
Procurian (81%)	WhiteFence (36%)

VENTURE COMPANIES (% Ownership Interest)
Consolidated	Equity
(none)	Acquirgy (25%)
GoIndustry (26%)(1)
SeaPass (26%)

(1)

As of December 31, 2011 and the date of this Report, we owned 2,546,743 shares, or approximately 26% of the voting securities, of GoIndustry. GoIndustry’s common stock is traded on the AIM market of the London Stock Exchange under ticker symbol GOI. See Note 5, “Ownership Interests and Cost Method Investments,” to our Consolidated Financial Statements.

Results of Operations

The following table contains selected unaudited financial information related to our segments. Each segment includes the results of our consolidated companies and records our share of the earnings and losses of companies accounted for under the equity method of accounting. The companies included in each segment are consistent between periods, with the exception of certain company acquisitions and dispositions. Core segment results for the years ended December 31, 2011 and 2010 include GovDelivery, which was acquired on December 31, 2009. Core segment results for the year ended December 31, 2009 include the results of Vcommerce Corporation (“Vcommerce”), through August 2009, the period during which it was a consolidated subsidiary. Additionally, Acquirgy and SeaPass, the companies in which we acquired interests during 2009, are included in the venture segment from their respective acquisition dates, July 31, 2009 and October 14, 2009. The method of accounting for any particular company may change based upon, among other things, a change in our ownership interest.

“Dispositions” includes those companies that have been sold or ceased operations and are no longer included in a segment for the periods presented. A disposition could be the sale of a division, subsidiary or asset group of one of our consolidated companies, typically classified as discontinued operations for accounting purposes, or the disposition of our ownership interest in a core or venture company accounted for under the equity method of accounting. The amounts presented as “Dispositions” in the following table represent (1) a subsidiary of GovDelivery, which was sold on August 31, 2010, (2) our share of the results of Metastorm, which was sold on February 17, 2011, (3) our share of the results of ClickEquations, which was sold on June 11, 2011 and (4) our share of the results of StarCite, which was sold on December 30, 2011. “Corporate” expenses represent the general and administrative expenses of our business operations, which include supporting our companies and operating as a public company. The measure of segment net income (loss) reviewed by us does not include items such as gains on the disposition of company ownership interests and marketable securities holdings and impairment charges associated with companies, which are reflected in “Other” reconciling items in the information that follows.

Segment Information
(in thousands)
				Reconciling Items
	Core	Venture	Total Segment	Dispositions	Corporate	Other	Consolidated Results
For the Year Ended December 31, 2011
Revenue	$140,527	$—	$140,527	$—	$—	$—	$140,527
Net income (loss) attributable to ICG Group, Inc.	$9,408	$(5,208)	$4,200	$(4,069)	$(13,537)	$40,972	$27,566

For the Year Ended December 31, 2010
Revenue	$115,710	$—	$115,710	$—	$—	$—	$115,710
Net income (loss) attributable to ICG Group, Inc.	$(1,669)	$(3,253)	$(4,922)	$(6,262)	$(12,501)	$70,274	$46,589

For the Year Ended December 31, 2009
Revenue	$90,252	$—	$90,252	$—	$—	$—	$90,252
Net income (loss) attributable to ICG Group, Inc.	$32,764	$(2,403)	$30,361	$(7,157)	$(5,231)	$(2,439)	$15,534

For the Years Ended December 31, 2011, 2010 and 2009

Results of Operations – Core Companies

The following presentation includes the results of our core companies, which at December 31, 2011 included our three consolidated core companies: GovDelivery, InvestorForce and Procurian.

	Year ended December 31,		Annual Change
	2011	2010	(in thousands)	(Percentage)
	(in thousands)
Selected data:
Revenue	$140,527	$115,710	$24,817	21%

Cost of revenue	(85,572)	(71,050)	(14,522)	(20%)
Selling, general and administrative	(28,013)	(25,037)	(2,976)	(12%)
Research and development	(12,436)	(10,644)	(1,792)	(17%)
Amortization of intangible assets	(1,412)	(1,357)	(55)	(4%)
Impairment related and other	(996)	(386)	(610)	(158%)

Operating expenses	(128,429)	(108,474)	(19,955)	(18%)
Interest and other	(1,115)	(677)	(438)	(65%)
Income tax benefit (expense)	1,112	(5,437)	6,549	120%
Equity loss	(2,687)	(2,791)	104	4%

Net income (loss)	$9,408	$(1,669)	$11,077	664%

Revenue

The increase in revenue from 2010 to 2011 was due to revenue growth at all three of our consolidated core companies arising primarily from new customers. Procurian, which experienced 19% revenue growth in 2011, was the largest contributor to the increase, despite lower than expected revenue growth during the second half of 2011. Slower revenue growth at Procurian, which is expected to continue into the first half of 2012 (and negatively affect Procurian’s 2012 revenues by between 8% and 10%), is largely the result of reduced spend at a small number of Procurian’s customers. In addition, purchase price adjustments for deferred revenue limitations, which decreased revenue included in our consolidated results for GovDelivery by $1.9 million during 2010, related to, and were recorded during, 2010 only. Excluding the impact of those adjustments, GovDelivery experienced revenue growth of 28% in 2011.

Operating Expenses

The increase in operating expenses from 2010 to 2011 was due primarily to increases in cost of revenue at all three of our consolidated core companies, most notably at Procurian, and is largely attributable to the increase in revenue at those companies. The increase in operating expenses during 2011 is also the result of (1) additional costs at Procurian associated with increased headcount and technology investments, (2) increased sales efforts and product development at GovDelivery and (3) increased product development at InvestorForce.

Interest and Other

The increase in interest and other expenses from 2010 to 2011 related to an increase in foreign currency charges at Procurian, as well as increased interest expense associated with Procurian’s term loan.

Income Tax Benefit (Expense)

Income tax expense of $5.4 million in 2010 improved to income tax benefit of $1.1 million in 2011 due primarily to the release of the valuation allowance related to certain state net operating loss (NOL) deferred tax assets at Procurian in 2011 since the company believed it is more likely than not that the benefit of those state NOL deferred tax assets will be realized, as well as income tax benefit related to GovDelivery’s and InvestorForce’s current year operating losses that were realized in consolidation (see the “Corporate” subsection below).

Equity Loss

	Year ended December 31,		Annual Change
	2011	2010	(in thousands)	(percentage)
	(in thousands)
Selected data:
Our share of total net loss	$(2,495)	$(2,590)	$95	4%
Amortization of intangible assets	(192)	(201)	9	4%

Equity loss	$(2,687)	$(2,791)	$104	4%

Our share of the results of our equity core companies was generally consistent from 2010 to 2011.

	Year ended December 31,		Annual Change
	2010	2009	($ in thousands)	(Percentage)
	(in thousands)
Selected data:
Revenue	$115,710	$90,252	$25,458	28%

Cost of revenue	(71,050)	(56,920)	(14,130)	25%
Selling, general and administrative	(25,037)	(18,321)	(6,716)	37%
Research and development	(10,644)	(9,015)	(1,629)	18%
Amortization of intangible assets	(1,357)	(205)	(1,152)	562%
Impairment related and other	(386)	(316)	(70)	22%

Operating expenses	(108,474)	(84,777)	(23,697)	28%
Interest and other	(677)	433	(1,110)	(256%)
Income tax (expense) benefit	(5,437)	28,883	(34,320)	(119%)
Equity loss	(2,791)	(2,027)	(764)	38%

Net income (loss)	$(1,669)	$32,764	(34,433)	(105%)

Revenue

The increase in revenue from 2009 to 2010 was due to revenue growth at Procurian and InvestorForce, primarily Procurian (which experienced revenue growth of 24% in 2010), and was the result of new customers and increased business with existing customers during 2010. Our acquisition of GovDelivery on December 31, 2009 also added to our aggregate revenue growth in 2010, since GovDelivery’s results of operations were not included in our consolidated results for the year ended December 31, 2009. The addition of GovDelivery revenue was partially offset by the absence of revenue from Vcommerce, a consolidated subsidiary that was sold during 2009.

Operating Expenses

The increase in operating expenses from 2009 to 2010 was due primarily to (1) an increase in cost of revenue at Procurian related to the increase in revenue, (2) higher other operating costs at Procurian in 2010 associated with an increase in headcount from 2009 and (3) the addition of GovDelivery’s operating expenses in 2010 as a result of our acquisition of the company on December 31, 2009. The addition of operating expenses related to GovDelivery was partially offset by the absence of Vcommerce’s operating expenses in 2010, since that company was consolidated for only part of 2009.

Interest and Other

The increase in interest and other expenses from 2009 to 2010 related to an increase in foreign currency charges at Procurian, as well as a partial year’s interest expense associated with Procurian’s term loan that commenced on August 3, 2010.

Income Tax Expense

Income tax expense in 2010 of $6.3 million at Procurian was partially offset by (1) an income tax benefit of $0.1 million related to a NOL carryback claim at InvestorForce and (2) an income tax benefit of $0.8 million related to InvestorForce’s current year operating loss that was realized in consolidation (see the “Corporate” subsection below). Procurian recorded an income tax benefit of $28.9 million during 2009 related to the reduction of a portion of Procurian’s valuation allowance; based on Procurian’s recent history of profitability and estimates of continued profitability, we believe it is more likely than not that the majority of its available net deferred tax assets will be realized.

Equity Loss

	Year ended December 31,		Annual Change
	2010	2009	(in thousands)	(percentage)
	(in thousands)
Selected data:
Our share of total net loss	$(2,590)	$(1,772)	$(818)	(46%)
Amortization of intangible assets	(201)	(255)	54	21%

Equity loss	$(2,791)	$(2,027)	$(764)	(38%)

The increase in equity loss from 2009 to 2010 was due primarily to higher net loss at Channel Intelligence in 2010 than 2009, and, accordingly, our share of that net loss, which resulted from both an increase in cost of revenue associated with an increase in revenue and an increase in sales efforts at that company.

Results of Operations – Venture Companies

There are currently no consolidated companies that we consider to be part of our venture reporting segment. We consider certain interests we hold in companies accounted for under the cost method of accounting to be part of our venture segment. These companies are carried at cost, and we do not record our share of the results of operations of these companies in our results of operations. Accordingly, the following presentation includes our share of the results of our venture companies accounted for under the equity method of accounting, which is also recorded in our Consolidated Statements of Operations in the line item “Equity loss.”

	Year ended. December 31,		Annual Change
	2011	2010	(in thousands)	(percentage)
	(in thousands)
Selected data:
Our share of total net loss	$(4,540)	$(2,585)	$(1,955)	(76%	)
Amortization of intangible assets	(668)	(668)	—	—

Equity loss	$(5,208)	$(3,253)	$(1,955)	(60%	)

Equity loss related to our venture companies increased from 2010 to 2011, primarily related to increased losses at GoIndustry in 2011 compared to 2010. GoIndustry reported income for a portion of 2010; we did not record our share of this income in our Consolidated Statements of Operations. We will not record our share of any income reported by GoIndustry until our share of GoIndustry’s income equals the historical unrecorded losses associated with GoIndustry.

	Year ended. December 31,		Annual Change
	2010	2009	(in thousands)	(percentage)
	(in thousands)
Selected data:
Our share of total net loss	$(2,585)	$(2,226)	$(359)	(16%	)
Amortization of intangible assets	(668)	(177)	(491)	(277%	)

Equity loss	$(3,253)	$(2,403)	$(850)	(35%	)

Equity loss related to our venture companies increased from 2009 to 2010, due primarily to the acquisition of Acquirgy and SeaPass in 2009. Accordingly, a full year of equity loss related to those two companies is included in 2010, compared to equity loss for the period beginning on the companies’ respective acquisition dates in 2009. The increase in our share of total net loss in 2010 was partially offset by the improvement of GoIndustry’s net results during that year.

Results of Operations – Reconciling Items

Dispositions

On December 30, 2011, the sale of StarCite to Active was completed. We recorded equity loss related to our share of StarCite’s results of $1.9 million, $1.8 million and $2.9 million for the years ended December 31, 2011, 2010 and 2009, respectively. Additionally, we recorded $1.2 million, $1.5 million and $1.4 million of ICG’s intangible asset amortization related to StarCite for the years ended December 31, 2011, 2010 and 2009, respectively. Our share of StarCite’s results and the related ICG intangible asset amortization have been removed from the results of our segments and are included in “Dispositions” in the “Results of Operations” segment information table above for all periods presented.

On June 14, 2011, substantially all of the assets of ClickEquations were sold to Channel Intelligence. We recorded equity loss related to our share of ClickEquations’ results of $0.7 million, $0.9 million and $0.8 million for the years ended December 31, 2011, 2010 and 2009, respectively. Prior to the sale, ClickEquations was a venture company accounted for under the equity method; following the sale, our share of ClickEquations’ results was removed from the results of our venture segment and are included in “Dispositions” in the “Results of Operations” segment information table above for all periods presented.

On February 17, 2011, Metastorm was sold to Open Text Corporation (“Open Text”). We recorded equity loss related to our share of Metastorm’s results of $0.3 million, $2.6 million and $1.6 million for the years ended December 31, 2011, 2010 and 2009, respectively. Additionally, we recorded $0.3 million and $0.5 million of ICG’s intangible asset amortization related to Metastorm for the years ended December 31, 2010 and 2009, respectively. Our share of Metastorm’s results and the related ICG intangible asset amortization have been removed from the results of our segments and are included in “Dispositions” in the “Results of Operations” segment information table above for all periods presented.

On August 31, 2010, GovDelivery completed the sale of one of its subsidiaries, GovDocs, Inc. (“GovDocs”) to a former executive of GovDelivery for aggregate consideration of $1.8 million. We recognized a net gain of $0.6 million on the sale. GovDocs had revenue and net income of $1.4 million and $0.2 million, respectively, from January 1, 2010 through August 31, 2010, which were included in our core segment. GovDocs’ revenue and operating results from that period have been separated from continuing operations, and its net results, along with the net gain on the sale of GovDocs, are presented in the single line item “Income (loss) from discontinued operations, including gain on sale” on our Consolidated Statements of Operations and are included in “Dispositions” in the “Results of Operations” segment information table.

Corporate

	Year ended December 31,		Annual Change
	2011	2010	(in thousands)	(Percentage)
	(in thousands)
General and administrative	$(17,086)	$(17,169)	83	<1%
Impairment related and other	26	(796)	822	103%
Interest income	348	281	67	24%
Income tax benefit	3,175	5,183	(2,008)	(39%)

Net loss	$(13,537)	$(12,501)	(1,036)	(8%)

The decrease in general and administrative expenses from 2010 to 2011 was due primarily to a $1.6 million decrease in employee related expenses (primarily annual bonuses), partially offset by a $1.4 million increase in equity based compensation charges and a $0.1 million increase in other outside services costs. Impairment-related and other expenses in 2010 related to severance costs for employees whose employment with ICG was terminated during 2010. Interest income increased slightly from 2010 to 2011 due to higher cash balances in 2011; this increase was offset partially by slightly lower average interest rate yields in 2011 than in 2010.

The income tax benefit in both 2011 and 2010 was due to income tax refunds and interest related to each of those years, as well as income tax benefit related to the current year operating loss recognized in consolidation. The income tax benefit for ICG Corporate, InvestorForce and GovDelivery in 2011, as well as the income tax benefit for ICG Corporate and InvestorForce in 2010, was limited to the current federal expense recorded by Procurian since management has not concluded that it is more likely than not that losses in excess of that amount will be realized.

	Year ended December 31,		Annual Change
	2010	2009	(in thousands)	(Percentage)
	(in thousands)
General and administrative	$(17,169)	$(16,257)	$(912)	(6%	)
Impairment related and other	(796)	—	(796)	(100%	)
Interest income	281	399	(118)	(30%	)
Income tax benefit	5,183	10,627	(5,444)	(51%	)

Net loss	$(12,501)	$(5,231)	$(7,270)	(139%	)

Our general and administrative expenses increased $0.9 million from 2009 to 2010, due to an increase in employee-related expenses of $1.7 million, partially offset by decreases in equity-based compensation and other outside services of $0.5 million and $0.3 million, respectively. Employee-related expenses were higher in 2010 than 2009, primarily due to our 2009 performance plan. Our executive officers voluntarily accepted a one-time reduction of their respective target bonuses under our 2009 performance plan. Impairment- related and other expense in 2010 related to severance costs for employees whose employment with ICG was terminated during 2010. Interest income decreased from 2009 to 2010, due to slightly lower average interest rate yields in 2010 than in 2009.

The $5.2 million income tax benefit recorded in 2010 resulted from refunds and interest related to the period of $1.1 million, as well as $4.1 million of income tax benefit related to the current year operating loss recognized in consolidation. The $10.6 million income tax benefit recorded in 2009 represented net operating losses that have been carried back to 2005 as a result of newly-enacted legislation, as well as the results of the Internal Revenue Service’s examination of ICG’s federal income tax returns for the years ended 2005, 2006 and 2007.

Other

	Year ended December 31,		Annual Change
	2011	2010	(in thousands)	(Percentage)
	(in thousands)
Corporate other income (loss), net	$43,207	$74,507	$(31,300)	(42%	)
Impairment of carrying value of GoIndustry (venture)	—	(2,914)	2,914	100%
Noncontrolling interest	(2,235)	(1,319)	(916)	(69%	)

Net income	$40,972	$70,274	$(29,302)	(42%	)

Corporate Other Income (Loss), Net

Corporate other income (loss), net decreased from 2010 to 2011. During 2011, ICG recognized gains of $26.0 million (including $1.1 million of escrowed proceeds received during the year) and $14.1 million on the sales of Metastorm and StarCite, respectively, a gain of $1.9 million related to distributions from one of our companies, a gain of $1.6 million associated with the receipt of other escrowed proceeds and distributions from former companies in which we held equity ownership interests and a $0.4 million net loss resulting from the sale of ClickEquations to Channel Intelligence.

Corporate other income (loss), net for 2010 was comprised of (1) a $67.0 million gain on the sale of marketable securities, primarily Blackboard Inc. (“Blackboard”) common stock (including a loss of $0.2 million to terminate hedges on our Blackboard common stock holdings in the period), (2) a $7.0 million gain related to escrow releases and other distributions in connection with former ownership interests in companies and (3) a $0.5 million gain related to an increase in the value of our Blackboard hedges from December 31, 2009 through the termination of those hedges in 2010.

See Note 15, “Other Income (Loss),” to our Consolidated Financial Statements.

Impairment Charges

We recorded an impairment charge of $2.9 million in 2010 to our carrying value of GoIndustry related to a decrease in the fair market value of our equity holdings in GoIndustry during 2010. See Note 3, “Goodwill and Intangibles, net,” and Note 5, “Ownership Interests and Cost Method Investments,” to our Consolidated Financial Statements.

	Year ended December 31,		Annual Change
	2010	2009	(in thousands)	(Percentage)
	(in thousands)
Corporate other income (loss), net	$74,507	$15,976	$58,531	366%
Impairment of carrying value of GoIndustry (venture)	(2,914)	(544)	(2,370)	(436%	)
Impairment of carrying value of Vcommerce (core)	—	(4,876)	4,876	100%
Noncontrolling interest	(1,319)	(12,995)	11,676	90%

Net income	$70,274	$(2,439)	72,713	2,981%

Corporate Other Income (Loss), Net

Corporate other income (loss), net for 2009 related primarily to a $20.8 million gain on the sale of marketable securities (including a loss of $0.5 million to terminate hedges on our Blackboard common stock holdings in the period), coupled with gains totaling $2.6 million related to the sale of ownership interests in companies and $0.1 million of other income. These gains were offset by $7.1 million of losses related to the mark-to-market impact of our Blackboard hedges and a $0.4 million net dilution loss resulting from equity transactions at certain of our companies during 2009 that affected our ownership in those companies. See Note 15, “Other Income (Loss),” to our Consolidated Financial Statements.

Impairment Charges

In addition to the 2010 impairment charge related to GoIndustry mentioned above, we recorded impairment charges of $5.4 million in 2009; of that amount, $4.9 million related to the impairment of goodwill associated with Vcommerce, and the remaining $0.5 million was an impairment charge related to our carrying value of GoIndustry. See Note 3, “Goodwill and Intangibles, net,” and Note 5, “Ownership Interests and Cost Method Investments,” to our Consolidated Financial Statements.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to our interests in our companies, marketable securities, revenue, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from those estimates under different assumptions or conditions.

We believe the following critical accounting policies are important to the presentation of our financial statements and often require difficult, subjective and complex judgments.

Valuation of Goodwill, Intangible Assets and Ownership Interests in Companies

We test goodwill for impairment annually, or more frequently as conditions warrant, and intangible assets when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Additionally, we perform ongoing business reviews to evaluate our ownership interests in companies accounted for under the equity and cost methods of accounting to determine whether an other than temporary decline in the value of a company should be recognized. We use quantitative and qualitative measures to assess the need to record impairment losses on goodwill, intangible assets and ownership interests in our companies when impairment indicators are present. Where impairment indicators are present, we determine the amount of the impairment charge as the excess of the carrying value over the fair value. We determine fair value using a combination of the discounted cash flow methodology, which is based upon converting expected future cash flows to present value, and the market approach, which includes analysis of market price multiples of companies engaged in lines of business similar to the company being evaluated. The market price multiples are selected and applied to the company based on relative performance, future prospects and risk profile of the company in comparison to the guideline companies. Significant assumptions relating to future operating results must be made when estimating the future cash flows associated with these companies. Significant assumptions relating to the achievement of business plan objectives and milestones must be made when evaluating whether impairment indicators are present. Should unforeseen events occur or should operating trends change significantly, additional impairment losses could occur.

Revenue Recognition

Procurian may assume all or a part of a customer’s procurement function as part of its engagement by a customer. Typically, in those engagements, Procurian is paid a fixed fee agreed upon in advance and/or a fee based on a percentage of the amount spent by its customers’ respective purchasing departments in the specified areas Procurian manages. Additionally, in some cases, Procurian has the opportunity to earn additional fees based on the level of savings achieved for customers. Procurian recognizes revenue and any additional fees as earned, which is typically over the life of a customer contract (which approximates the life of the relevant customer relationship).

GovDelivery revenue consists of nonrefundable setup fees and monthly maintenance hosting fees. These fees are deferred and recognized as the services are performed, which is typically over the service term. Costs related to performing setup services are expensed as incurred.

InvestorForce generates revenue from license fees earned in connection with hosted services, setup fees and support and maintenance fees. Hosted services consist primarily of data aggregation, performance calculation, real-time analysis and automated production of performance reports for the institutional investment community. A minimum quarterly base fee is charged for hosted services. Those minimum fees are recognized on a pro rata basis over the service term. As the volume of client accounts increases, additional fees apply. Any additional fees are recognized in the period in which account volumes exceed the contract minimum. Setup and support and maintenance fees are deferred and recognized ratably over the service term.

Vcommerce was a consolidated company from May 2008, when our ownership stake increased to 53%, through August 2009, when substantially all of its assets were sold. Vcommerce generated revenue from service fees it earned in connection with the development and operations of its clients’ e-commerce businesses. Service fee revenue primarily consisted of transaction fees, implementation fees and professional services fees, as well as access and maintenance fees. Vcommerce recognized revenue from services provided in accordance with general revenue recognition criteria either over the term of the customer contract or as services were rendered, depending on the type of revenue.

Equity Income/Loss

We record our share of our companies’ net income/loss, which is accounted for under the equity method of accounting as equity income/loss. Since we do not control these companies, this equity income/loss is based on unaudited results of operations of our companies and may require adjustment in the future when the audits of our companies are complete. The compilation and review of these results of operations require significant judgment and estimates by management.

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

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued accounting guidance that permits an entity to first assess qualitative factors regarding whether it is more likely than not that an impairment to the entity’s goodwill exists as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Previous accounting guidance required an entity to test goodwill for impairment on at least an annual basis by comparing the fair value of a reporting unit with its carrying amount including goodwill before performing the second step of the test to measure the amount of the impairment loss, if any. This guidance became effective for ICG on January 1, 2012. ICG does not expect the adoption of this guidance to have a significant impact on its Consolidated Financial Statements.

In June 2011, the FASB issued accounting guidance related to the presentation of other comprehensive income and its components in the financial statements. This guidance provides two options for presenting the total of comprehensive income, the components of net income and the components of other comprehensive income. This guidance became effective for ICG on January 1, 2012 and must be applied retrospectively. ICG does not expect the adoption of this guidance to have a significant impact on its Consolidated Financial Statements.

In May 2011, the FASB issued accounting guidance that results in common fair value measurement and disclosure requirements in financial statements governed by GAAP and International Financial Reporting Standards. The guidance changes the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements, and clarifies the FASB’s intent about the application of existing fair value measurement requirements. This guidance became effective for ICG on January 1, 2012 and must be applied prospectively. ICG does not expect the adoption of this guidance to have a significant impact on its Consolidated Financial Statements.

In December 2010, the FASB issued accounting guidance related to the two-step approach for impairment testing of reporting units with zero or negative carrying amounts. This guidance requires companies to consider adverse qualitative factors, in addition to quantitative factors, in its assessment of whether the carrying amount of a reporting unit exceeds its fair value if it is more likely than not that a goodwill impairment exists for a reporting unit with a zero or negative carrying amount, and to determine whether goodwill has been impaired and calculate the amount of that impairment. This guidance became effective for ICG on January 1, 2011 and did not have a significant impact on its Consolidated Financial Statements.

In December 2010, the FASB issued accounting guidance related to reporting pro forma information for business combinations in the footnotes of a company’s financial statements, and requires that entities presenting comparative financial statements disclose pro forma revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period and carry forward any related adjustments through the current reporting period. This guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination(s) included in the reported pro forma revenue and earnings. This guidance became effective for ICG on January 1, 2011 and will be applied to any acquisitions that occur on or after that date. This guidance did not have a significant impact on ICG’s Consolidated Financial Statements.

In October 2009, the FASB issued accounting guidance related to revenue recognition for transactions with multiple deliverables, which impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. This guidance became effective for ICG on January 1, 2011 and did not have a significant impact on its Consolidated Financial Statements.

In October 2009, the FASB issued accounting guidance related to certain revenue arrangements that include software elements, which amends the scope of pre-existing software revenue guidance. This guidance became effective for ICG on January 1, 2011 and did not have a significant impact on its Consolidated Financial Statements.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Procurian conducts a portion of its business in foreign currencies, and, from time to time, may utilize derivative financial instruments, specifically fair value hedges, to manage foreign currency risks. In accordance with GAAP, gains and losses related to fair value hedges are recognized in income along with adjustments of carrying amounts of the hedged items. Those instruments are marked to market, and unrealized gains and losses are included in current period net income. Those options provide a predetermined rate of exchange at the time the option is purchased and allows Procurian to minimize the risk of currency fluctuations. In determining the use of its instruments, Procurian considers the amount of sales and purchases made in local currencies, the type of currency and the costs associated with the contracts. During the years ended December 31, 2011 and 2010, Procurian purchased average rate currency options to mitigate the risk of currency fluctuations at Procurian’s operations in the United Kingdom, Europe, Asia and South America. Those instruments were net settled each quarter and matured on or before the end of each of those years, resulting in an immaterial loss in the period.

Procurian is party to a term loan agreement with PNC Bank in the amount of $20.0 million, the interest rate for which is computed based on certain fixed and variable indices. During the year ended December 31, 2010, Procurian entered into a rate swap transaction to minimize the risk of interest rate fluctuations. This rate swap transaction net settles each month and matures on August 1, 2015. Procurian recognized an immaterial loss in the period related to this instrument.

We are exposed to equity price risks on the marketable portion of our equity securities. Our public holdings at December 31, 2011 include an equity position in GoIndustry, which has experienced significant historical volatility in its stock prices. In addition, a portion of our “Other receivables” balance at December 31, 2011 included the value of our holdings in Active common stock. A 20% adverse change in equity prices, based on a sensitivity analysis of our holdings in GoIndustry and Active as of December 31, 2011, would result in a decrease in the fair value of our public holdings of approximately $0.3 million and $1.4 million, respectively. Although a 20% adverse change in equity prices would cause the fair value of our holdings in GoIndustry to decrease to $1.4 million, the carrying value of our equity holdings in GoIndustry was $0.7 million as of December 31, 2011. Accordingly, a 20% adverse change in equity prices of our public holdings in GoIndustry at December 31, 2011 would have no impact to our Consolidated Balance Sheets or Consolidated Statements of Operations.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

ICG Group, Inc.:

We have audited the accompanying consolidated balance sheets of ICG Group, Inc. (formerly Internet Capital Group, Inc.) and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in equity, comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICG Group, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U. S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ICG Group, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 15, 2012

ICG GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
	(in thousands, except per share data)
Assets
Current Assets
Cash and cash equivalents	$121,909	$92,438
Restricted cash	133	201
Other receivables	22,679	—
Accounts receivable, net of allowance ($616-2011;$716-2010)	32,762	25,832
Deferred tax assets	613	1,006
Income tax receivable	—	6,314
Prepaid expenses and other current assets	2,835	2,528

Total current assets	180,931	128,319
Fixed assets, net	6,046	5,991
Ownership interests	39,052	83,829
Goodwill	22,538	20,317
Intangibles, net	14,431	13,832
Deferred tax assets	31,940	26,797
Cost method investments	10,820	1,317
Other assets, net	1,062	587

Total Assets	$306,820	$280,989

Liabilities
Current Liabilities
Current maturities of long-term debt	$4,759	$4,730
Accounts payable	2,300	1,973
Accrued expenses	6,179	2,447
Accrued compensation and benefits	12,058	15,327
Deferred revenue	13,491	10,293

Total current liabilities	38,787	34,770
Long-term debt	10,761	15,681
Deferred revenue	61	60
Other liabilities	2,336	867

Total Liabilities	51,945	51,378

Redeemable noncontrolling interest (Note 18)	1,378	1,182

Equity
ICG Group, Inc.’s Stockholders’ Equity
Preferred stock, $0.01 par value; 10,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 2,000,000 shares authorized, 40,729 shares (2011) and 39,439 shares (2010) issued	41	39
Treasury stock, at cost, 3,281 shares (2011) and 2,440 shares (2010)	(20,619)	(12,031)
Additional paid-in capital	3,544,121	3,541,044
Accumulated deficit	(3,277,733)	(3,305,299)
Accumulated other comprehensive income	74	54

Total ICG Group, Inc.’s Stockholders’ Equity	245,884	223,807
Noncontrolling Interest	7,613	4,622

Total Equity	253,497	228,429

Total Liabilities, Redeemable noncontrolling interest and Equity	$306,820	$280,989

See accompanying Notes to Consolidated Financial Statements.

ICG GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010	2009
	(in thousands, except per share data)

Revenue	$140,527	$115,710	$90,252

Operating expenses
Cost of revenue	85,572	71,050	56,920
Selling, general and administrative	45,099	42,206	34,578
Research and development	12,436	10,644	9,015
Amortization of intangible assets	1,412	1,357	205
Impairment related and other	970	1,182	5,192

Total operating expenses	145,489	126,439	105,910

Operating income (loss)	(4,962)	(10,729)	(15,658)
Other income (loss), net	42,624	74,147	16,578
Interest income	393	330	446
Interest expense	(577)	(366)	(216)

Income (loss) from continuing operations before income taxes and equity loss	37,478	63,382	1,150
Income tax benefit (expense)	4,287	(254)	39,510
Equity loss	(11,964)	(16,022)	(12,131)

Income (loss) from continuing operations	29,801	47,106	28,529
Income (loss) from discontinued operations, including gain on sale	—	802	—

Net income (loss)	29,801	47,908	28,529
Less: Net income attributable to the noncontrolling interest	2,235	1,319	12,995

Net income (loss) attributable to ICG Group, Inc.	$27,566	$46,589	$15,534

Amounts attributable to ICG Group, Inc.:
Net income (loss) from continuing operations	$27,566	$45,977	$15,534
Net income (loss) from discontinued operations	—	612	—

Net income (loss)	$27,566	$46,589	$15,534

Basic income (loss) per share attributable to ICG Group, Inc.:
Income (loss) from continuing operations	$0.75	$1.26	$0.42
Income (loss) on discontinued operations	—	0.02	—

Net income (loss)	$0.75	$1.28	$0.42

Shares used in computation of basic income (loss) per share	36,656	36,427	36,660

Diluted income (loss) per share attributable to ICG Group, Inc.:
Income (loss) from continuing operations	$0.74	$1.24	$0.42
Income (loss) on discontinued operations	—	0.02	—

Net income (loss)	$0.74	$1.26	$0.42

Shares used in computation of diluted income (loss) per share	37,460	37,064	36,705

See accompanying Notes to Consolidated Financial Statements.

ICG GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	ICG Group, Inc. Stockholders’ Equity
							Accumulated
			Treasury Stock,		Additional		Other	Non-
	Common Stock		at cost		Paid-In	Accumulated	Comprehensive	Controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (AOCI)	Interest	Total
	(in thousands)

Balance as of December 31, 2008	38,703	$39	(1,948)	$(9,329)	$3,569,919	$(3,367,422)	$54,302	$7,317	$254,826
Equity-based compensation related to stock appreciation rights (SARs) and stock options	—	—	—	—	2,632	—	—	—	2,632
Equity-based compensation related to deferred stock units (DSUs)	—	—	—	—	174	—	—	—	174
Equity-based compensation related to restricted stock (RS)	—	—	—	—	82	—	—	—	82
Issuance of DSUs to directors, net of forfeitures	70	—	—	—	202	—	—	—	202
Issuance of RS, net of forfeitures	23	—	—	—	(8)	—	—	—	(8)
Impact of subsidiary equity transactions	—	—	—	—	331	—	—	695	1,026
Repurchase of common stock	—	—	(492)	(2,702)	—	—	—	—	(2,702)
Noncontrolling owners share of AOCI of consolidated subsidiary	—	—	—	—	—	—	(70)	70	—
Net unrealized depreciation in marketable securities and reclassification adjustments	—	—	—	—	—	—	16,966	—	16,966
Net income (loss)	—	—	—	—	—	15,534	—	12,995	28,529
Other activity	—	—	—	—	15	—	—	—	15

Balance as of December 31, 2009	38,796	$39	(2,440)	$(12,031)	$3,573,347	$(3,351,888)	$71,198	$21,077	$301,742
Equity-based compensation related to SARs and stock options	—	—	—	—	2,038	—	—	—	2,038
Equity-based compensation related to DSUs	—	—	—	—	204	—	—	—	204
Equity-based compensation related to RS	—	—	—	—	103	—	—	—	103
Issuance of DSUs to directors, net of forfeitures	58	—	—	—	212	—	—	—	212
Issuance of RS, net of forfeitures	32	—	—	—	(29)	—	—	—	(29)
Exercise of SARs and stock options, net of surrenders	553	—	—	—	117	—	—	—	117
Impact of redeemable noncontrolling interest accretion	—	—	—	—	(197)	—	—	—	(197)
Impact of incremental acquisition of Procurian	—	—	—	—	(38,889)	—	27	(10,796)	(49,658)
Impact of subsidiary equity transactions	—	—	—	—	4,092	—	—	(6,924)	(2,832)
Noncontrolling owners share of AOCI of consolidated subsidiary	—	—	—	—	—	—	(1)	1	—
Net unrealized depreciation in marketable securities and reclassification adjustments	—	—	—	—	—	—	(71,170)	—	(71,170)
Net income (loss)	—	—	—	—	—	46,589	—	1,264	47,853
Other activity	—	—	—	—	46	—	—	—	46

Balance as of December 31, 2010	39,439	$39	(2,440)	$(12,031)	$3,541,044	$(3,305,299)	$54	$4,622	$228,429
Equity-based compensation related to SARs and stock options	—	—	—	—	2,252	—	—	—	2,252
Equity-based compensation related to DSUs	—	—	—	—	703	—	—	—	703
Equity-based compensation related to RS	—	—	—	—	851	—	—	—	851
Issuance of DSUs to directors	73	—	—	—	165	—	—	—	165
Issuance of RS, net of forfeitures	1,178	1	—	—	(32)	—	—	—	(31)
Exercise of SARs and stock options, net of surrenders	39	1	—	—	2	—	—	—	3
Impact of redeemable noncontrolling interest accretion	—	—	—	—	(509)	—	—	—	(509)
Impact of incremental acquisition of Procurian	—	—	—	—	(1,059)	—	—	(261)	(1,320)
Impact of subsidiary equity transactions	—	—	—	—	704	—	—	816	1,520
Repurchase of common stock	—	—	(841)	(8,588)	—	—	—	—	(8,588)
Noncontrolling owners share of AOCI of consolidated subsidiary	—	—	—	—	—	—	20	(20)	—
Net income (loss)	—	—	—	—	—	27,566	—	2,456	30,022

Balance as of December 31, 2011	40,729	$41	(3,281)	$(20,619)	$3,544,121	$(3,277,733)	$74	$7,613	$253,497

See accompanying Notes to Consolidated Financial Statements

ICG GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2011	2010	2009
	(in thousands)

Net income (loss)	$29,801	$47,908	$28,529

Other comprehensive income (loss)
Unrealized holding gains (losses) in marketable securities	—	(4,055)	38,251
Reclassification adjustments/realized net (gains) loss on marketable securities	—	(67,115)	(21,285)
Other accumulated other comprehensive income (loss)	20	26	(70)

Comprehensive income (loss)	29,821	(23,236)	45,425
Less: Comprehensive income attributable to the noncontrolling interest	2,255	1,318	12,925

Comprehensive income (loss) attributable to ICG Group, Inc.	$27,566	$(24,554)	$32,500

See accompanying Notes to Consolidated Financial Statements.

ICG GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2011	2010	2009
	(in thousands)
Operating Activities – continuing operations
Net income (loss)	$29,801	$47,908	$28,529
(Income) loss from discontinued operations	—	(802)	—
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	4,724	3,927	1,747
Impairment related and other	970	1,182	5,021
Equity-based compensation	4,282	3,069	3,651
Equity loss	11,964	16,022	12,131
Other (income) loss	(42,624)	(74,147)	(16,578)
Deferred income taxes	(4,750)	791	(28,871)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(6,953)	(6,530)	(4,083)
Tax receivable	6,314	4,757	(10,627)
Prepaid expenses and other assets	(52)	(135)	(71)
Accounts payable	122	421	(349)
Accrued expenses	2,320	(1,816)	142
Accrued compensation and benefits	(3,727)	2,469	1,842
Deferred revenue	3,153	4,166	(1,472)
Other liabilities	700	(113)	9

Cash flows provided by (used in) operating activities	6,244	1,169	(8,979)
Investing Activities – continuing operations
Capital expenditures, net	(3,374)	(4,168)	(2,995)
Advanced deposits for acquisition of fixed assets	(115)	(30)	274
Change in restricted cash	68	(154)	172
Proceeds from sales of marketable securities	—	74,383	21,625
Proceeds from sales/distributions of ownership interests	54,116	1,878	2,607
Proceeds from other distributions	1,855	—	—
Acquisitions of ownership interests and cost method investments	(12,090)	(2,786)	(46,654)
Acquisitions by subsidiaries	(2,215)	—	—
Increase in cash due to consolidation of companies	—	—	2,807
Decrease in cash due to sale of subsidiary assets	—	—	(81)
Proceeds from sale of discontinued operations	—	670	—

Cash flows provided by (used in) investing activities	38,245	69,793	(22,245)
Financing Activities – continuing operations
Acquisition of noncontrolling interest in subsidiary equity	(1,320)	(49,658)	—
Borrowings of long-term debt	238	21,062	—
Long-term debt repayments and capital lease obligations, net	(5,016)	(2,575)	(150)
Line of credit repayments	—	—	(115)
Purchase of treasury stock	(8,588)	—	(2,702)
Payment of dividend by Procurian	—	(3,206)	—
Tax withholdings related to equity-based awards	(147)	(1,777)	—
Exercises of stock options at parent	151	1,894	—
Debt commitment fee	—	(175)	—
Other financing activities	(24)	(41)	32

Cash flows provided by (used in) financing activities	(14,706)	(34,476)	(2,935)
Effect of exchange rates on cash	(312)	(151)	345
Discontinued Operations
Cash flows provided by (used in) operating activities	—	633	—
Cash flows provided by (used in) investing activities	—	(11)	—
Cash flows provided by (used in) financing activities	—	—	—

Net increase (decrease) in cash and cash equivalents from discontinued operations	—	622	—

Net increase (decrease) in cash and cash equivalents	29,471	36,957	(33,814)
Cash and cash equivalents at beginning of period	92,438	55,481	89,295

Cash and cash equivalents at the end of period	$121,909	$92,438	$55,481

See accompanying Notes to Consolidated Financial Statements.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company

Description of the Company

ICG Group, Inc. (f/k/a Internet Capital Group, Inc.) (together with its subsidiaries, “ICG”) acquires and builds Internet software and services companies that improve the productivity and efficiency of their business customers. Founded in 1996, ICG devotes its expertise and capital to maximizing the success of those companies.

Basis of Presentation

The Consolidated Financial Statements contained herein (the “Consolidated Financial Statements”) include the accounts of ICG Group, Inc. and its wholly-owned subsidiaries, wholly-controlled subsidiaries and majority-owned subsidiaries. ICG’s Consolidated Balance Sheets include the financial position of GovDelivery, InvestorForce and Procurian as of December 31, 2011 and 2010. ICG’s Consolidated Statements of Operations include the results of the following majority-owned subsidiaries:

Year Ended December 31,
2011	2010	2009
GovDelivery	GovDelivery (1)	InvestorForce
InvestorForce	InvestorForce	Procurian
Procurian	Procurian	Vcommerce (2)

(1)

On December 31, 2009, ICG acquired a controlling equity ownership interest in GovDelivery. Accordingly, GovDelivery’s results have been included in ICG’s Consolidated Statements of Operations subsequent to that date. See Note 4, “Consolidated Core Companies.”

(2)

The results of Vcommerce are included in ICG’s Consolidated Statements of Operations for the period from January 1, 2009 to August 28, 2009. On August 28, 2009, substantially all of Vcommerce’s assets were sold to Channel Intelligence. Accordingly, Vcommerce is not included in ICG’s Consolidated Financial Statements following that date. See Note 4, “Consolidated Core Companies.”

2.	Significant Accounting Policies

Principles of Accounting for Ownership Interests

The various interests that ICG acquires in its companies are accounted for under one of three methods: the consolidation method, the equity method and the cost method. The applicable accounting method is generally determined based on ICG’s voting interest in a company.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2.	Significant Accounting Policies – (Continued)

Consolidation. Companies in which ICG directly or indirectly owns more than 50% of the outstanding voting securities, and for which other stockholders do not possess the right to affect significant management decisions, are generally accounted for under the consolidation method of accounting. Under this method, a subsidiary’s balance sheet and results of operations are reflected in the Consolidated Financial Statements, and all significant intercompany accounts and transactions have been eliminated. Participation of other stockholders in the net assets and in the earnings or losses of a consolidated subsidiary is reflected in the line items “Noncontrolling Interest” in ICG’s Consolidated Balance Sheets and “Net income attributable to the noncontrolling interest” in ICG’s Consolidated Statements of Operations. Noncontrolling interest adjusts ICG’s consolidated results of operations to reflect only ICG’s share of the earnings or losses of the consolidated subsidiary. The results of operations and cash flows of a consolidated subsidiary are generally included through the latest interim period in which ICG owned a greater than 50% direct or indirect voting interest for the entire interim period or otherwise exercised control over the company.

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

Equity Method. Companies that are not consolidated, but over which ICG exercises significant influence, are accounted for under the equity method of accounting and are referred to in the Notes to Consolidated Financial Statements as “equity method companies.” The determination as to whether or not ICG exercises significant influence with respect to a company depends on an evaluation of several factors, including, among others, representation on the company’s board of directors and equity ownership level, which is generally between a 20% and a 50% interest in the voting securities of an equity method company, as well as voting rights associated with ICG’s holdings in common stock, preferred stock and other convertible instruments in that company. Under the equity method of accounting, a company’s accounts are not reflected in ICG’s Consolidated Balance Sheets and Statements of Operations. ICG’s share of the earnings and/or losses of the company, as well as any adjustments resulting from prior period finalizations of equity income/losses, are reflected in the line item “Equity loss” in ICG’s Consolidated Statements of Operations. For the three and nine months ended September 30, 2011, those prior period finalizations are not material. The carrying values of ICG’s equity method companies are reflected in the line item “Ownership interests” in ICG’s Consolidated Balance Sheets.

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

Cost Method. Companies not accounted for under either the consolidation method or equity method of accounting are accounted for under the cost method of accounting and are referred to in these Notes to Consolidated Financial Statements as “cost method companies.” ICG’s share of the earnings and/or losses of cost method companies is not included in ICG’s Consolidated Balance Sheets or Consolidated Statements of Operations. However, impairment charges related to cost method companies are recognized in ICG’s Consolidated Statements of Operations. If circumstances suggest that the value of a cost method company with respect to which an impairment charge has been made has subsequently recovered, that recovery is not recorded. The carrying values of ICG’s cost method companies are reflected in the line item “Cost method investments” in ICG’s Consolidated Balance Sheets.

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

An increase in ICG’s ownership interest in an equity method company over which ICG maintains significant influence is accounted for as a step acquisition, with an allocation of the excess purchase price to the fair value of the net assets acquired. A decrease in ICG’s ownership in an equity method company over which ICG maintains significant influence is accounted for as a dilution gain or loss in ICG’s Consolidated Statements of Operations and reflects the difference between ICG’s share of the underlying net assets of the company prior to the relevant change in ownership and ICG’s share of the underlying net assets of the company subsequent to the relevant change in ownership. When a change occurs that results in a loss of the ability to exercise significant influence over an equity method company, ICG discontinues equity method accounting and applies the cost method of accounting as of the date the ability to exercise significant influence was lost. A change resulting in an increase in ICG’s ownership interest in an equity method company to that of a controlling financial interest is accounted for as a step acquisition, with an allocation of the purchase price to the fair value of the net assets acquired. ICG remeasures its previously held ownership interest in a company that was previously not consolidated at the acquisition date fair value; any gain or loss resulting from this remeasurement is recognized in ICG’s Consolidated Statements of Operations at that time. In addition, ICG begins to include the financial position and operating results of the newly-consolidated subsidiary in its Consolidated Financial Statements from the date ICG obtains the controlling financial interest in that subsidiary.

Any change in ICG’s ownership interest in a cost method company resulting in ICG’s ability to exercise significant influence over that company or in ICG’s obtaining a controlling financial interest in that company is accounted for with a retroactive adjustment of ICG’s ownership interest for ICG’s share of the past results of the former cost method company’s operations. Therefore, prior results of operations of the former cost method company could change the value of ICG’s ownership interest on its Consolidated Balance Sheets at the time of any such retroactive adjustment; any such change could be significant. An increase in ICG’s ownership interest in a cost method company that results in accounting for that company using the equity method of accounting or the consolidation of that company by ICG also results in an allocation of the purchase price to the fair value of the net assets acquired. Consistent with the accounting for an equity method company, should ICG’s ownership interest in a cost method company increase to that of a controlling financial interest, ICG remeasures its previously held ownership interest at the acquisition date fair value and recognizes any gain or loss resulting from this remeasurement in its Consolidated Statements of Operations at that time. In addition, ICG begins to include the financial position and operating results of the newly-consolidated subsidiary in its Consolidated Financial Statements from the date ICG obtains the controlling financial interest in that subsidiary.

Issuances of Stock by Consolidated Subsidiaries and Equity-Method Companies

The effects of any changes in ICG’s equity ownership interest in a company resulting from the issuance of additional equity interests by that company accounted for under the consolidation or equity method of accounting are accounted for as a disposition of shares by ICG. The difference between the carrying amount of ICG’s ownership interest in the company and the underlying net book value of the company after the issuance of stock by the company is reflected as an equity transaction in ICG’s Consolidated Statements of Changes in Equity (in the case of consolidated subsidiaries), or as a gain or loss in ICG’s Consolidated Statements of Operations (in the case of companies accounted for under the equity method).

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2.	Significant Accounting Policies – (Continued)

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could materially differ from those estimates. Those estimates include evaluation of ICG’s convertible debt and equity holdings in companies, holdings in marketable securities, asset impairment, revenue recognition, income taxes and commitments and contingencies. Those estimates and assumptions are based on management’s best judgments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, such as the current economic environment, that management believes to be reasonable under the circumstances. Management adjusts those estimates and assumptions when facts and circumstances dictate that it is necessary or appropriate to do so. Uncertain market conditions and stagnant information technology spending have combined to increase the uncertainty inherent in those estimates and assumptions. It is reasonably possible that ICG’s accounting estimates with respect to the ultimate recoverability of ICG’s ownership interests in convertible debt and equity holdings, goodwill and the useful life of intangible assets could change in the near term and that the effect of such changes on ICG’s consolidated financial statements could be material. Management believes the recorded amounts of ownership interests, goodwill, intangible assets and cost method investments are not impaired at December 31, 2011.

Ownership Interests, Goodwill, Intangibles, net and Cost Method Investments

ICG evaluates its carrying value in equity method companies and cost method companies continuously to determine whether an other than temporary decline in the fair value of any such company exists and should be recognized. In order to make this determination, ICG considers each such company’s achievement of its business plan objectives and milestones, the fair value of its ownership interest in each such company (which, in the case of any company listed on a public stock exchange, is the quoted stock price of the relevant ownership interest), the financial condition and prospects of each such company, and other relevant factors. The business plan objectives and milestones ICG considers include, among others, those related to financial performance, such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature, such as obtaining key business partnerships or the hiring of key employees. Impairment charges are determined by comparing ICG’s carrying value of a company with its estimated fair value. Fair value is determined by using a combination of estimating the cash flows related to the relevant asset, including estimated proceeds on disposition, and an analysis of market price multiples of companies engaged in lines of business similar to the company being evaluated. ICG concluded that the carrying value of its equity and cost method companies was not impaired at any time during the year ended December 31, 2011. ICG recorded impairment charges in the amount of $2.9 million and $0.5 million during the years ended December 31, 2010 and 2009, respectively, related to a decline in the fair value of its equity holdings in GoIndustry that ICG believed was other than temporary. See Note 5, “Ownership Interests.”

ICG tests goodwill for impairment annually during the fourth quarter of each year, or more frequently as conditions warrant, and intangible assets when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. ICG concluded that its goodwill and net intangible assets were not impaired as of December 31, 2011 and 2010. At various times during the year ended December 31, 2009, ICG determined that impairment analyses were warranted with respect to Vcommerce. As a result of those analyses, ICG recorded a goodwill impairment charge of $4.9 million during the year ended December 31, 2009. See Note 4, “Consolidated Core Companies.”

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2.	Significant Accounting Policies – (Continued)

Revenue Recognition

During 2011 and 2010, ICG’s consolidated revenue was attributable to Procurian, GovDelivery and InvestorForce. During 2009, ICG’s consolidated revenue was attributable to Procurian, Vcommerce and InvestorForce.

Procurian generates revenue from strategic sourcing and procurement outsourcing services. Procurement outsourcing services include services and technology designed to help companies achieve unit cost savings and process efficiencies. Procurian earns fees for implementation services, start-up services, content and category management (which may include sourcing as described below), hosting fees, buying center management fees, and certain transaction fees. Procurian estimates the total contract value (excluding transaction fees and gain-share fees) under the contractual arrangements it has with its customers and generally recognizes revenue under those arrangements on a straight-line basis over the term of the relevant contract, which approximates the life of the customer relationship. Additionally, performance-based fees are deferred until the contingency is achieved or it is determined from existing data and past experience that the savings will be achieved and then generally recognized on a straight-line basis over the life of the contract, which approximates the life of the customer relationship. Sourcing programs are engagements in which Procurian negotiates prices from certain suppliers on behalf of its customers in certain categories in which Procurian has sourcing expertise. Under sourcing programs, either the customer pays a fixed fee or a gain-share amount for use of the negotiated rates. In fixed-fee sourcing arrangements, revenue is recognized on a proportional performance basis, provided that there is no uncertainty as to Procurian’s ability to fulfill its obligations under the contract or other services that are to be rendered under the contract.

GovDelivery revenue consists of nonrefundable setup fees and monthly maintenance and hosting fees. These fees generally are deferred and recognized as the services are performed, which is typically over the service term. Costs related to performing setup services are expensed as incurred.

InvestorForce generates revenue from license fees earned in connection with hosted services, setup fees and support and maintenance fees, as well as from professional services. Hosted services primarily consist of data aggregation, performance calculation, real-time analysis and automated production of performance reports for the institutional investment community. Generally, InvestorForce charges its clients minimum quarterly base fees for hosted services. These minimum fees are recognized on a prorated basis over the service term. As the volume of client accounts increases, additional fees apply. These additional fees are recognized in the period in which account volumes exceed the contract minimum. Setup and support and maintenance fees are deferred and recognized ratably over the service term. Revenue from professional services, which consist of the creation of custom platform enhancements, is recognized when the platform is delivered to, and can be used by, the customer.

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

Cash and Cash Equivalents

ICG considers all highly liquid instruments with an original maturity of approximately three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents at December 31, 2011 and 2010 were invested principally in money market accounts and commercial paper.

Restricted Cash

ICG considers cash that is legally restricted and cash that is held as a compensating balance for letter of credit arrangements as restricted cash. ICG had no long-term restricted cash at December 31, 2011 or 2010.

Marketable Securities

Marketable securities are reported at fair value, based on quoted market prices, with the net unrealized gain or loss reported as a component of “Accumulated Other Comprehensive Income” in ICG Group, Inc.’s Stockholders’ Equity on ICG’s Consolidated Statements of Changes in Equity.

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

Net Income (Loss) Per Share

Basic net income (loss) per share (EPS) is computed using the weighted average number of common shares outstanding during a given period. Diluted EPS includes shares, unless anti-dilutive, that would arise from the exercise of stock options and conversion of other convertible securities and is adjusted, if applicable, for the effect on net income (loss) of such transactions. In 2011, 2010 and 2009, ICG included all quarters for purposes of the year to date net income included in the diluted EPS calculation. See Note 17, “Net Income (Loss) per Share.”

Escrowed Proceeds

When an interest in one of ICG’s companies is sold, a portion of the sale consideration may be held in escrow primarily to satisfy purchase price adjustments and/or indemnity claims. ICG records gains on escrowed proceeds at the time ICG is entitled to such proceeds, the amount is fixed or determinable and realization is assured. At December 31, 2011, ICG has aggregate contingent gains of $4.0 million associated with these outstanding escrows, which are scheduled to expire at various dates within the next two years, subject to indemnity claims pursuant to the terms of the specific sale agreements.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2.	Significant Accounting Policies – (Continued)

Concentration of Customer Base and Credit Risk

For the year ended December 31, 2011, none of ICG’s companies’ customers represented more than 10% of ICG’s consolidated revenue. For the year ended December 31, 2010, two customers of Procurian, The Hertz Corporation and Kimberly-Clark Corporation, represented approximately 11% and 10%, respectively, of ICG’s consolidated revenue. For the year ended December 31, 2009, these two customers each represented approximately 13% of ICG’s consolidated revenue. Accounts receivable from The Hertz Corporation and Kimberly-Clark Corporation as of December 31, 2010 were $2.7 million and $1.1 million, respectively. These accounts receivable balances include $0.7 million and $0.1 million of unbilled accounts receivable for The Hertz Corporation and Kimberly-Clark Corporation, respectively.

Equity-Based Compensation

ICG recognizes equity-based compensation expense in the Consolidated Financial Statements for all share options and other equity-based arrangements that are expected to vest. Equity-based compensation expense is measured at the date of grant, based on the fair value of the award, and is recognized using the straight-line method over the employee’s requisite service period. Equity-based awards with vesting conditions other than service are recognized based on the probability that those conditions will be achieved.

Comprehensive Income (Loss)

ICG reports and displays comprehensive income (loss) and its components in the Consolidated Statements of Comprehensive Income (loss). Comprehensive income (loss) is the change in equity of a business enterprise during a period from non-owner sources. In addition to net income (loss), ICG’s sources of comprehensive income (loss) are from net unrealized appreciation on its marketable securities and foreign currency translation adjustments. Reclassification adjustments result from the recognition of gains or losses in net income that were included in comprehensive income (loss) in prior periods.

Supplemental Cash Flow Disclosures

In 2011, 2010 and 2009, ICG paid interest of $0.5 million, $0.3 million and $0.2 million, respectively. ICG made income tax payments of $0.7 million, $0.5 million and $0.8 million in 2011, 2010 and 2009, respectively. In addition, ICG received income tax refunds of $6.5 million and $5.3 million in 2011 and 2010, respectively. A capital lease obligation of $0.6 million was incurred when Procurian entered into a lease for computer software equipment during 2010.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current-year presentation. The impact of the reclassifications made to prior year amounts are not material and did not affect net income (loss).

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2.	Significant Accounting Policies – (Continued)

Recent Accounting Pronouncements

In September 2011, the FASB issued accounting guidance that permits an entity to first assess qualitative factors regarding whether it is more likely than not that an impairment to the entity’s goodwill exists as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Previous accounting guidance required an entity to test goodwill for impairment on at least an annual basis by comparing the fair value of a reporting unit with its carrying amount including goodwill before performing the second step of the test to measure the amount of the impairment loss, if any. This guidance became effective for ICG on January 1, 2012. ICG does not expect the adoption of this guidance to have a significant impact on the Consolidated Financial Statements.

In June 2011, the FASB issued accounting guidance related to the presentation of other comprehensive income and its components in the financial statements. This guidance provides two options for presenting the total of comprehensive income, the components of net income and the components of other comprehensive income. This guidance became effective for ICG on January 1, 2012 and must be applied retrospectively. ICG does not expect the adoption of this guidance to have a significant impact on the Consolidated Financial Statements.

In May 2011, the FASB issued accounting guidance that results in common fair value measurement and disclosure requirements in financial statements governed by GAAP and International Financial Reporting Standards. The guidance changes the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements, and clarifies the FASB’s intent about the application of existing fair value measurement requirements. This guidance became effective for ICG on January 1, 2012 and must be applied prospectively. ICG does not expect the adoption of this guidance to have a significant impact on the Consolidated Financial Statements.

In December 2010, the FASB issued accounting guidance related to the two-step approach for impairment testing of reporting units with zero or negative carrying amounts. This guidance requires companies to consider adverse qualitative factors, in addition to quantitative factors, in its assessment of whether the carrying amount of a reporting unit exceeds its fair value if it is more likely than not that a goodwill impairment exists for a reporting unit with a zero or negative carrying amount, and to determine whether goodwill has been impaired and calculate the amount of that impairment. This guidance became effective for ICG on January 1, 2011 and did not have a significant impact on the Consolidated Financial Statements.

In December 2010, the FASB issued accounting guidance related to reporting pro forma information for business combinations in the footnotes of a company’s financial statements, and requires that entities presenting comparative financial statements disclose pro forma revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period and carry forward any related adjustments through the current reporting period. This guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination(s) included in the reported pro forma revenue and earnings. This guidance became effective for ICG on January 1, 2011 and will be applied to any acquisitions that occur on or after that date. This guidance did not have a significant impact on the Consolidated Financial Statements.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2.	Significant Accounting Policies – (Continued)

In October 2009, the FASB issued accounting guidance related to revenue recognition for transactions with multiple deliverables, which impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. This guidance became effective for ICG on January 1, 2011 and did not have a significant impact on the Consolidated Financial Statements.

In October 2009, the FASB issued accounting guidance related to certain revenue arrangements that include software elements, which amends the scope of pre-existing software revenue guidance. This guidance became effective for ICG on January 1, 2011 and did not have a significant impact on the Consolidated Financial Statements.

3.	Goodwill and Intangibles, net

Acquisitions

On December 31, 2009, ICG acquired 89% of the equity of GovDelivery. ICG allocated the purchase price to the assets and the liabilities based upon their respective fair values at the date of acquisition, which were as follows (amounts in thousands):

Net assets acquired:
Goodwill (1)	$3,644
Customer lists (11 year life) (1)	13,910
Trademarks/trade names (11 year life)	1,320
Technology (10 year life)	710
Other net assets (liabilities)	1,506

21,090
Redeemable noncontrolling interest (1) (2)	(1,420)

$19,670

(1)

On August 31, 2010, GovDelivery sold its GovDocs subsidiary for aggregate consideration of $1,750. As a result of that transaction, ICG recorded reductions to goodwill (from $3,644 to $3,373), customer list intangible assets (from $13,910 to $12,759) and redeemable noncontrolling interest (from $1,420 to $941) that had been established as part of the purchase price allocation for ICG’s acquisition of GovDelivery. See Note 4, “Consolidated Core Companies.”

(2)

ICG estimated the fair value of the redeemable noncontrolling interest of GovDelivery with consideration of discounts for lack of control and lack of marketability. See Note 18, “Redeemable Noncontrolling Interest.”

During the year ended December 31, 2011, Procurian completed two acquisitions. The purchase price allocated to goodwill and intangible assets are included in the tables below. Additionally, during the year ended December 31, 2011, GovDelivery completed an acquisition and is currently in the process of completing the purchase accounting related to that acquisition. GovDelivery expects to record goodwill and intangible assets related to that acquisition; estimated amounts of goodwill and intangible assets acquired have been included in the relevant tables below. None of the acquisitions described in this paragraph were material to ICG.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3.	Goodwill and Intangibles, net – (Continued)

Goodwill

The following table summarizes the activity related to ICG’s goodwill (in thousands):

Goodwill at December 31, 2009	$20,317
Activity related to continuing operations for the year ended December 31, 2010	—

Goodwill at December 31, 2010	20,317
Increase in goodwill due to acquisitions	2,221

Goodwill at December 31, 2011	$22,538

As of December 31, 2011 and 2010, all of ICG’s goodwill was allocated to the core segment.

Intangible Assets

The following table summarizes ICG’s intangible assets from continuing operations (in thousands):

		As of December 31, 2011
Intangible Assets	Useful Life	Gross Carrying Amount Related to Continuing Operations	Accumulated Amortization	Net Carrying Amount
Customer relationships	3-11 years	$13,317	$(2,344)	$10,973
Trademarks/trade names	3-11 years	1,547	(243)	1,304
Technology	10 years	1,559	(149)	1,410
Non-compete agreements	2-5 years	336	(29)	307
Intellectual property	5 years	41	(4)	37

		16,800	(2,769)	14,031
Other intellectual property	Indefinite	400	—	400

		$17,200	$(2,769)	$14,431

		As of December 31, 2010
Intangible Assets	Useful Life	Gross Carrying Amount Related to Continuing Operations	Accumulated Amortization	Net Carrying Amount
Customer relationships	11 years	$12,759	$(1,166)	$11,593
Trademarks/trade names	11 years	1,320	(120)	1,200
Technology	10 years	710	(71)	639

		14,789	(1,357)	13,432
Other intellectual property	Indefinite	400	—	400

		$15,189	$(1,357)	$13,832

Amortization expense for intangible assets during the years ended December 31, 2011, 2010 and 2009 was $1.4 million, $1.4 million and $0.2 million, respectively. ICG amortizes intangibles using the straight line method.

Remaining estimated amortization expense is as follows (in thousands):

2012	$1,692
2013	$1,686
2014	$1,635
2015	$1,613
2016	$1,584
Thereafter	$5,821

Remaining amortization expense	$14,031

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3.	Goodwill and Intangibles, net – (Continued)

Impairments

ICG completed its annual impairment testing in the fourth quarter of each of 2011, 2010 and 2009. The completion of ICG’s annual impairment testing did not result in an impairment charge related to ICG’s consolidated core companies as of December 31, 2011 and 2010; ICG’s fair value of its reporting units, including goodwill, substantially exceeds its carrying value. ICG estimates the fair value of its reporting units using a “Level 3” input (see Note 8, “Financial Instruments,” for the definition of a “Level 3” input) market approach by determining market multiples from comparable publicly-traded companies and applying those approximate multiples to the revenues of the reporting units, which are then compared to the respective carrying values of the reporting units. During 2009, ICG determined a portion of its goodwill related to Vcommerce was impaired and recorded a goodwill impairment charge in the amount of $4.9 million. See Note 4, “Consolidated Core Companies.” ICG also performs ongoing business reviews of its equity method companies and cost method companies. See Note 5, “Ownership Interests and Cost Method Investments.”

The following table reflects the amounts of impairments recorded and how ICG presents impairment charges under the various methods of accounting:

	Statement of Operations Presentation	Year ended December 31,
		2011	2010	2009
Consolidation Method (Note 4)	Impairment related and other	$—	$—	$4,876
Equity Method (Note 5)	Equity loss	—	2,914	544

		$—	$2,914	$5,420

4.	Consolidated Core Companies

Incremental Acquisition of Procurian

During the year ended December 31, 2010, ICG acquired an additional 12% equity ownership interest in Procurian from an existing stockholder of Procurian for aggregate cash consideration of $35.3 million. Also during that year, ICG acquired an additional 5% equity ownership interest in Procurian for aggregate cash consideration of $14.4 million through a tender offer that ICG made to Procurian stockholders. During the year ended December 31, 2011, ICG acquired an additional 1% equity ownership in Procurian from other Procurian stockholders for aggregate cash consideration of $1.3 million.

ICG’s increase in its equity ownership interest in Procurian resulted in an increase in ICG’s controlling interest and a corresponding decrease in noncontrolling interest ownership. Accordingly, ICG recorded a decrease during the years ended December 31, 2011 and 2010 of $0.3 million and $10.8 million, respectively, to “Noncontrolling Interest” on ICG’s Consolidated Balance Sheets. The remaining purchase price of $1.0 million and $38.9 million was recorded as a decrease to “Additional paid-in capital” on ICG’s Consolidated Balance Sheets for the years ended December 31, 2011 and 2010, respectively. These transactions are included in the line item “Impact of incremental acquisition of Procurian” on ICG’s consolidated Statements of Changes in Equity for the years ended December 31, 2011 and 2010.

Discontinued Operations

On August 31, 2010, GovDelivery completed the sale of its GovDocs subsidiary for aggregate consideration of $1.8 million, which consisted of a combination of cash ($0.7 million), the redemption of shares of GovDelivery’s Series AA Preferred Stock held by the purchaser (valued at $0.8 million) and a secured promissory note (for $0.3 million, which was repaid during the year ended December 31, 2011). As a result of GovDelivery’s redemption of shares of its Series AA Preferred Stock in connection with the sale of GovDocs, ICG’s equity ownership interest in GovDelivery increased from 89% to 93% as of August 31, 2010 and resulted in a decrease to “Additional paid-in capital” on ICG’s Consolidated Balance Sheets for the year ended December 31, 2010. This decrease is included in the line item “Impact of subsidiary equity transactions” on ICG’s Consolidated Statements of Changes in Equity for the year ended December 31, 2010.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4.	Consolidated Core Companies – (Continued)

Revenue from GovDocs related to the distribution of labor law posters and was recognized upon delivery, provided a purchase order had been received, the price to the buyer was fixed and determinable, and collectibility was reasonably assured. Revenue from update and subscription services for labor law posters was deferred and recognized ratably over the service term. The revenue and operating activities of GovDocs for the period from January 1, 2010 through August 31, 2010 have been removed from the line items in which they were reported during the relevant 2010 periods, and the resulting net income of $0.2 million is included in “Income (loss) from discontinued operations, including gain on sale” on ICG’s Consolidated Statements of Operations for the year ended December 31, 2010. The sale of GovDocs resulted in a gain of $0.6 million, which is also included in “Income (loss) from discontinued operations, including gain on sale” on ICG’s Consolidated Statements of Operations for the year ended December 31, 2010.

In connection with the sale of GovDocs, ICG recorded a reduction to goodwill and intangibles, net of accumulated amortization, of $0.3 million and $1.1 million, respectively, during the year ended December 31, 2010. These assets related to the GovDocs business and had been recorded by ICG as part of its purchase accounting for the acquisition of GovDelivery on December 31, 2009. The tables in Note 3, “Goodwill and Intangibles, net” have been adjusted to reflect these reductions.

Changes in Equity Ownership Interests of Consolidated Core Companies

Changes to ICG’s equity ownership interests in its consolidated core companies results in adjustments to “Additional paid-in capital” and “Noncontrolling Interest” on ICG’s Consolidated Balance Sheets. Those changes are the result of equity issuances (including equity issuances in connection with acquisitions), exercises of outstanding stock options and other equity-based compensation award activity at ICG’s consolidated core companies. The impact of changes to ICG’s equity ownership interests in its consolidated core companies (excluding the acquisition of additional equity ownership interests in Procurian discussed in the “Incremental Acquisition of Procurian” subsection in this Note 4) on ICG’s additional paid-in capital, which is included in the line item “Impact of subsidiary equity transactions” on ICG’s Consolidated Statements of Changes in Equity for the years ended December 31, 2011, 2010 and 2009, is as follows:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
GovDelivery	$444	$(341)	$—
InvestorForce	$(455)	$747	$123
Procurian	$715	$230	$208

The impact of these changes to the noncontrolling interest are also included in the line item “Impact of subsidiary equity transactions” on ICG’s Consolidated Statements of Changes in Equity for the years ended 2011, 2010 and 2009, and are as follows:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
GovDelivery(1)	$105	$—	N/A
InvestorForce	$458	$(752)	$125
Procurian	$253	$489	$254
Vcommerce	N/A	N/A	$316

(1)

This impact only reflects activity associated with the equity ownership interest changes related to GovDelivery in permanent equity for the years ended December 31, 2011 and 2010. Other temporary equity activity attributable to the redeemable noncontrolling interest is reflected in Note 18, “Redeemable Noncontrolling Interest.”

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4.	Consolidated Core Companies – (Continued)

Pro Forma Information

The following table details revenue, net income (loss) attributable to ICG Group, Inc. and net income (loss) per diluted share attributable to ICG Group, Inc. in the relative period, had ICG owned 81%, 92% and 79% of Procurian, GovDelivery (excluding GovDocs), and InvestorForce, respectively, for the years ended December 31, 2011, 2010 and 2009, respectively.

	Year Ended December 31,
	2011	2010	2009
	(in thousands, except for share data)

Revenue	$140,527	$115,710	$97,283

Net income (loss) attributable to ICG Group, Inc.	$27,617	$46,287	$20,421

Net income (loss) per diluted share attributable to ICG Group, Inc.	$0.74	$1.25	$0.56

Dividends

On August 4, 2010, Procurian paid a cash dividend in the aggregate amount of $27.0 million on its Series E and E-1 Preferred Stock. The noncontrolling interest received $1.6 million, its share of the dividend based on its ownership of Procurian’s Series E and E-1 Preferred Stock. The dividend, including the equity adjustment to realign the noncontrolling interest ownership that resulted from the disproportionate amount received, resulted in an increase of $3.5 million to ICG’s additional paid-in capital and a decrease of $5.1 million to the noncontrolling interest. Those amounts are included in the line item “Impact of subsidiary equity transactions” on ICG’s Consolidated Statements of Changes in Equity for the year ended December 31, 2010. Subsequent to the payment of the dividend, Procurian completed an equity recapitalization whereby all of Procurian’s preferred stock was converted into common stock. As a result of this recapitalization, ICG is entitled to receive a ratable portion of any future dividends paid to Procurian stockholders.

On December 24, 2010, Procurian paid a cash dividend in the aggregate amount of $8.0 million on its common stock. The noncontrolling interest received $1.6 million, its share of the dividend based on the 20% of Procurian’s common stock held by the noncontrolling interest at the time the dividend was declared. This payment resulted in a decrease to the noncontrolling interest of $1.6 million, which is included in the line item “Impact of subsidiary equity transactions” on ICG’s Consolidated Statements of Changes in Equity for the year ended December 31, 2010.

Impairment

During the year ended December 31, 2009, as a result of certain triggering events, as well as the sale of substantially all of the assets and certain liabilities of Vcommerce to Channel Intelligence, ICG recorded impairment charges of $4.9 million to eliminate ICG’s basis in Vcommerce, which had ceased operations. At the time of the transaction, ICG had no future obligation for Vcommerce’s liabilities and did not expect any material future proceeds. The proceeds from this transaction were maintained by Vcommerce to settle remaining liabilities, including transaction costs. During the year ended December 31, 2011, ICG received a final distribution of the remaining proceeds related to the sale of the assets and certain liabilities of Vcommerce to Channel Intelligence in the amount of $0.6 million, which is included in the line item “Other income (loss), net” on ICG’s Consolidated Statements of Operations.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5.	Ownership Interests and Cost Method Investments

Equity Method Companies

The following unaudited summarized financial information relates to ICG’s companies accounted for under the equity method of accounting at December 31, 2011 and 2010. This aggregate information has been compiled from the financial statements of those companies.

Balance Sheets (Unaudited)

	As of December 31,
	2011 (1)	2010 (2)
	(in thousands)

Cash and cash equivalents	$13,687	$53,895
Other current assets	28,767	62,794
Non-current assets	69,218	157,320

Total assets	$111,672	$274,009

Current liabilities	$47,125	$119,490
Non-current liabilities	10,770	22,740
Long-term debt	18,959	16,971
Stockholders’ equity	34,818	114,808

Total liabilities and stockholders’ equity	$111,672	$274,009

Total carrying value	$39,052	$83,829

(1)	Includes (ICG voting ownership): Acquirgy (25%), Channel Intelligence (49%), Freeborders (31%), GoIndustry (26%), SeaPass (26%) and WhiteFence (36%).
(2)

Includes (ICG voting ownership): Acquirgy (25%), Channel Intelligence (50%), ClickEquations (33%), Freeborders (31%), GoIndustry (26%), Metastorm (33%), SeaPass (26%), StarCite (36%) and WhiteFence (36%).

As of December 31, 2011, ICG’s aggregate carrying value in equity method companies exceeded ICG’s share of the net assets of these equity method companies by approximately $28.4 million. Of this excess, $19.0 million is allocated to goodwill, which is not amortized, and $9.4 million is allocated to intangibles, which are generally being amortized over three to seven years. As of December 31, 2010, this excess was $47.9 million, $36.5 million of which was allocated to goodwill, and $11.4 million of which was allocated to intangibles. Amortization expense of $2.0 million, $2.7 million and $2.3 million associated with these intangibles for the years ended December 31, 2011, 2010 and 2009, respectively, is included in the table below in the line item “Amortization of intangible assets” and is included in “Equity loss” on ICG’s Consolidated Statements of Operations.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5.	Ownership Interests and Cost Method Investments – (Continued)

Results of Operations (Unaudited)

	Year Ended December 31,
	2011 (1)	2010 (2)	2009 (3)
	(in thousands)
Revenue	$176,481	$243,314	$229,196

Net income (loss)	$(31,976)	$(29,402)	$(26,680)

Equity income (loss) excluding impairments and amortization of intangible assets	$(9,946)	$(10,452)	$(9,321)
Impairment charge of GoIndustry	—	(2,914)	(544)
Amortization of intangible assets	(2,018)	(2,656)	(2,266)

Total equity income (loss)	$(11,964)	$(16,022)	$(12,131)

(1)

Includes Acquirgy, Channel Intelligence, ClickEquations (to June 14, 2011, the date of its disposition), Freeborders, GoIndustry, Metastorm (to February 17, 2011, the date of disposition), SeaPass, StarCite (to December 30, 2011, the date of its disposition) and WhiteFence.

(2)	Includes Acquirgy, Channel Intelligence, ClickEquations, Freeborders, GoIndustry, Metastorm, SeaPass, StarCite and WhiteFence.
(3)

Includes Acquirgy (from July 31, 2009, the date of its acquisition), Channel Intelligence, ClickEquations, Freeborders, GoIndustry, Metastorm, SeaPass (from October 15, 2009, the date of its acquisition), StarCite and WhiteFence.

Impairments

ICG performs ongoing business reviews of its equity and cost method companies to determine whether ICG’s carrying value in these companies is impaired. ICG determined its carrying value in its equity method companies was not impaired during the year ended December 31, 2011. During the years ended December 31, 2010 and 2009, ICG recorded impairment charges of $2.9 million and $0.5 million, respectively, to reduce its basis in GoIndustry, a venture company accounted for under the equity method, as a result of declines in the fair value of ICG’s equity holdings in GoIndustry, based on its publicly-traded quoted market price (which is a “Level 1” input) measured on a non-recurring basis (see Note 8, “Financial Instruments,” for the definition of a “Level 1” input) during the relevant periods. The carrying value of ICG’s ownership interest in GoIndustry was $0.7 million and $2.3 million as of December 31, 2011 and 2010, respectively. The fair value of ICG’s equity holdings in GoIndustry was $1.7 million and $3.5 million as of December 31, 2011 and 2010, respectively, based upon the per share closing price for GoIndustry’s common stock on those respective dates.

ICG determined its carrying value in its cost method companies was not impaired during any of the years ended December 31, 2011, 2010 and 2009. See the “Cost Method Investments” subsection in this Note 5 for additional information regarding ICG’s cost method companies.

Other Equity Method Company Information

On February 17, 2011, Metastorm, one of ICG’s equity core companies, was sold to Open Text. ICG’s portion of the sale proceeds was $53.0 million; $51.3 million of those proceeds were received at closing on February 17, 2011, and the remaining proceeds were placed in escrow in connection with a customary indemnification holdback. As a result of this transaction, ICG recorded a gain of $24.9 million that is included in the line item “Other income (loss)” on ICG’s Consolidated Statements of Operations for the year ended December 31, 2011. In November 2011, ICG received $1.1 million of escrowed proceeds, which ICG recorded as a gain during the year ended December 31, 2011. This gain is included in the line item “Other income (loss)” on ICG’s Consolidated Statements of Operations. A portion of proceeds remained in escrow as of December 31, 2011, pending the satisfaction of outstanding indemnity claims. ICG will record a gain in the amount of the escrowed proceeds received, if any, in the period in which ICG is entitled to receive such proceeds, the amount is fixed or determinable and realization is assured.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5.	Ownership Interests and Cost Method Investments – (Continued)

On June 14, 2011, Channel Intelligence acquired substantially all of the assets of ClickEquations, primarily in exchange for Channel Intelligence preferred stock that was distributed to ClickEquations’ stockholders, including ICG. The transaction diluted ICG’s ownership in Channel Intelligence and, accordingly, ICG recorded a dilution gain of $0.5 million. Based on the difference between the specified value of the Channel Intelligence preferred stock received by ICG in the transaction and ICG’s carrying value of ClickEquations on the transaction date, ICG recorded a loss on the sale of ClickEquations in the amount of $0.8 million. Both the dilution gain and the loss on the sale transaction are included in the line item “Other income (loss)” on ICG’s Consolidated Statements of Operations for the year ended December 31, 2011.

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

On December 30, 2011, StarCite, one of ICG’s equity method companies, was acquired by Active. ICG’s portion of the sale proceeds was $24.9 million, which is comprised of $15.8 million in cash and 668,755 shares of Active common stock valued at $9.1 million, based on the $13.60 closing stock price of Active common stock on December 30, 2011. Approximately $0.1 million of the cash consideration and 102,199 shares of the Active stock are being held in escrow, subject to customary working capital and indemnity provisions contained in the merger agreement, and 52,893 of the shares of Active stock will be received only if the closing price of Active’s stock does not exceed certain thresholds following the closing. ICG recorded a gain of $14.1 million on the transaction that is included in the line item “Other income (loss)” on ICG’s Consolidated Statements of Operations for the year ended December 31, 2011. ICG will record a gain for escrowed proceeds received, if any, in the period in which ICG is entitled to receive such proceeds, the amount is fixed or determinable and realization is assured.

ICG had not received the consideration related to this transaction by December 31, 2011. Accordingly, ICG recorded a receivable in the amount of $22.7 million that is reflected in the line item “Other receivables” on ICG’s Consolidated Balance Sheets as of December 31, 2011. This amount represents cash of $15.7 million and Active common stock valued at $7.0 million, based on the $13.60 closing stock price of Active on December 31, 2011.

In addition to the $1.0 million loan to Channel Intelligence discussed above, ICG deployed $1.7 million and $2.1 million to its equity method companies, primarily WhiteFence, during the years ended December 31, 2011 and 2010, respectively. ICG acquired convertible long-term notes in each of these transactions; these note acquisitions did not change ICG’s equity ownership interests in those companies.

ICG deployed $3.3 million during the year ended December 31, 2009 in connection with financing transactions related to GoIndustry. These transactions, coupled with the issuance of additional shares of GoIndustry’s common stock during the year ended December 31, 2010, reduced ICG’s equity ownership interest in GoIndustry from 29% to 26% during that period. Those reductions in ICG’s equity interest in GoIndustry were accounted for as dispositions of shares and resulted in dilution losses of $0.1 million and $0.4 million during the years ended December 31, 2010 and 2009, respectively. These amounts were recorded in the line item “Other income (loss), net” on ICG’s Consolidated Statements of Operations in the relevant periods. Adjusting for a 100-for-1 reverse stock split that occurred during 2010, ICG owned 2,546,743 shares of GoIndustry common stock as of December 31, 2011 and 2010, or 26% of the outstanding GoIndustry shares as of each of those dates.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5.	Ownership Interests and Cost Method Investments – (Continued)

During the year ended December 31, 2009, ICG participated in financing transactions related to several other equity method companies. These transactions included (1) the acquisition of a 25% equity ownership interest in Acquirgy, (2) the acquisition of a 26% equity ownership interest in SeaPass, (3) follow-on fundings for Channel Intelligence, ClickEquations, and StarCite and (4) the acquisition of convertible long-term notes and warrants issued by WhiteFence. The total amount of funds deployed in these transactions was $23.2 million. ICG completed purchase price allocations for those equity-method acquisitions and will amortize the resulting $6.7 million of definite-lived intangible assets over periods ranging from three to ten years. The remaining purchase price is attributable to goodwill, indefinite-lived intangible assets and net tangible assets.

Cost Method Investments

During the years ended December 31, 2011, 2010 and 2009, ICG paid $9.5 million, $0.8 million and $0.5 million to acquire equity ownership interests in cost method companies. ICG’s carrying value of its holdings in cost method companies was $10.8 million and $1.3 million as of December 31, 2011 and 2010, respectively. Those amounts are reflected in the line item “Cost method investments” on ICG’s Consolidated Balance Sheets in the relevant periods.

ICG owns approximately 9% of Anthem Ventures Fund, L.P. (formerly eColony, Inc.) and Anthem Ventures Annex Fund, L.P. (collectively, “Anthem”), which invest in technology companies. ICG acquired its interest in Anthem in 2000 and currently has no carrying value in Anthem. Accordingly, the receipt of distributions from Anthem by ICG would result in a gain at the time ICG receives those distributions. During the year ended December 31, 2011, ICG received distributions from Anthem in the amount of $1.9 million; this amount is included in the line item “Other income (loss), net” on ICG’s Consolidated Statements of Operations for the year ended December 31, 2011. See Note 15, “Other Income (Loss).”

During the year ended December 31, 2009, ICG received 7,549 shares of ICE common stock in connection with a post-closing-related adjustment associated with the sale of a former cost method company to ICE in 2008. The shares were valued based on the closing stock price of ICE common stock on the date the shares were received, resulting in a gain recorded of $0.4 million in 2009. ICG subsequently sold these additional shares of ICE common stock, and recorded a gain on the sale of $0.2 million in 2009. In 2010, 47,056 shares of ICE common stock were released from escrow, which, based on the stock’s closing price on the dates these shares were released to ICG, were valued at $5.1 million. ICG recorded a gain in 2010 for this amount. ICG sold the newly-acquired 47,056 shares for $5.2 million and, accordingly, recorded an incremental gain of $0.1 million on the sale in 2010. These gains are reflected in the line item “Other income (loss), net” on ICG’s Consolidated Statements of Operations in the relevant periods.

Escrow Information

As of December 31, 2011, ICG had 102,199 shares of Active common stock and 13,069 shares of ICE common stock remaining in escrow; the stock was valued at $1.4 million and $1.6 million, respectively, based on the December 31, 2011 closing stock price of the respective companies’ common stock. Additionally, ICG had outstanding aggregate cash proceeds, subject to ongoing indemnity claims, of $1.0 million associated with escrowed proceeds from sales of former equity method and cost method companies. The release of additional escrowed proceeds, if any, to ICG would result in additional gains at the time ICG is entitled to such proceeds, the amount is fixed or determinable and realization is assured.

During 2011, 2010 and 2009, ICG received $1.6 million, $1.9 million and $2.2 million, respectively, of escrow releases in connection with the disposition of other companies in which ICG previously held equity ownership interests and recorded these amounts as gains, which are included in the line item “Other income (loss), net” on ICG’s Consolidated Statement of Operations in the respective periods.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6.	Separate Financial Statements of Subsidiary not Consolidated

The following is summarized financial information for StarCite, which was acquired by Active on December 30, 2011, for the period from January 1, 2011 to December 30, 2011 and the years ended December 31, 2010 and 2009. Prior to the sale of StarCite, ICG held a 36% equity ownership interest in the company for the majority of the three-year period presented and accounted for StarCite under the equity method of accounting. ICG previously included the financial statements of StarCite as exhibits to its Forms 10-K for the years ended December 31, 2009 and 2010 due to the significance of StarCite’s results relative to ICG’s consolidated results for the year ended December 31, 2009. The following summarized information of StarCite is based upon that company’s financial statements, which have been prepared in conformity with GAAP and require StarCite’s management to make estimates and assumptions that affect the amounts reported. Actual results could materially differ from those estimates.

	December 30, 2011	December 31, 2010	December 31, 2009
	Unaudited	Unaudited
	(in thousands)

Total Assets	$51,335	$48,869	$51,290

Total Liabilities	$32,924	$32,936	$31,737

Total Stockholders’ Equity	$18,411	$15,933	$19,553

	Period Ended December 30,	Years Ended December 31,
	2011	2010	2009
	Unaudited	Unaudited
	(in thousands)

Revenue	$44,968	$44,488	$47,882
Expenses	(50,324)	(49,364)	(55,135)

Net (loss)	$(5,356)	$(4,876)	$(7,253)

7.	Marketable Securities

Marketable securities represent ICG’s holdings in publicly-traded equity securities accounted for as available-for-sale securities. At December 31, 2011 and 2010, ICG did not hold interests in any marketable securities. During the years ended December 31, 2010 and 2009, ICG sold 1,619,571 shares and 567,489 shares, respectively, of Blackboard, Inc. (“Blackboard”) common stock, which was traded on the NASDAQ Global Select Market (NASDAQ: BBBB) at average prices per share of $42.87 and $38.69, respectively. ICG received total proceeds of $69.4 million and $21.9 million during the years ended December 31, 2010 and 2009, respectively, and recognized gains on the sale of these securities in the amounts of $67.0 million and $21.1 million in those respective periods. The gains on the sales of Blackboard common stock are included in the line item “Other income (loss), net” on ICG’s Consolidated Statements of Operations.

From time to time during the years ended December 31, 2011, 2010 and 2009, ICG also held shares of ICE common stock; all of these shares were both obtained and sold during the same individual periods. See Note 5, “Ownership Interests and Cost Method Investments.”

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8.	Financial Instruments

Derivative Financial Instruments

During the years ended December 31, 2011, 2010 and 2009, Procurian utilized average rate currency options with quarterly expirations to mitigate the risk of currency fluctuations at Procurian’s operations in the United Kingdom, Europe, Asia and South America. The net mark-to-market adjustments recognized by Procurian are detailed in the table below and represent the premiums paid for the options by Procurian, as well as the change in value of the options related to the fluctuation of exchange rates during the relevant period.

In 2010, Procurian entered into an interest rate swap hedge agreement with PNC Bank to mitigate the risk of fluctuations in the variable interest rate related to Procurian’s term loan with PNC Bank. The net mark-to-market adjustments recognized by Procurian are detailed in the table below and represent the change in value of the swap related to the fluctuations in the applicable interest rates during the relevant periods. This instrument is set to mature in 2015. See Note 10, “Debt.”

From February 2006 to July 2010, ICG managed its exposure to price fluctuations of Blackboard through the use of cashless collar contracts. Although these instruments were derivative securities, their economic risks were similar to, and managed on the same basis as, the risks associated with the Blackboard common stock held by ICG. The cashless collar contracts were marked to market through earnings each period, the impact of which is detailed in the table below. The income or loss was primarily driven by the change in the closing price of Blackboard common stock from the beginning to the end of the relevant quarter. The mark-to-market impact was generally expense if Blackboard’s stock price rose, or income if Blackboard’s stock price declined, during the relevant quarter. During the years ended December 31, 2010 and 2009, ICG incurred costs of $0.2 million and $0.5 million, respectively, to terminate cashless collar contracts underlying a total of 1,250,000 shares of Blackboard common stock and recorded losses in those amounts, which are included in the line item “Other income (loss)” on ICG’s Consolidated Statements of Operations in the respective periods. Additionally, two other cashless collar contracts underlying a total of 375,000 shares of Blackboard common stock expired during the year ended December 31, 2010. Since the value of the matured hedges was zero, there was no gain or loss associated with the expiration of those contracts. There were no cashless collar contracts outstanding as of December 31, 2011 or 2010.

The following table presents the classifications and fair values of our derivative instruments as of December 31, 2011 and 2010:

Consolidated Balance Sheets
Derivative	Classification	December 31, 2011	December 31, 2010
		(in thousands)
Interest rate swap	Accrued expenses	$(36)	$(12)

The following table presents the mark-to-market impact on earnings resulting from ICG’s hedging activities for the years ended December 31, 2011, 2010 and 2009, respectively:

Consolidated Statements of Operations
		Year ended December 31,
Derivative	Classification	2011	2010	2009
		(in thousands)
Average rate currency options	Other income (loss), net	$(195)	$(60)	$(33)
Interest rate swap	Interest expense	$(24)	$(12)	$—
Cashless collar contracts	Other income (loss), net	$—	$547	$(7,098)

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8.	Financial Instruments – (Continued)

Fair Value Measurements

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There are three levels of inputs that may be used to measure fair value, which are as follows:

Level 1—Observable inputs such as quoted market prices for identical assets and liabilities in active public markets.

Level 2—Observable inputs other than Level 1 prices based on quoted prices in markets with insufficient volume or infrequent transactions, or valuations in which all significant inputs are observable for substantially the full term of the asset or liability.

Level 3—Unobservable inputs to the valuation techniques that are significant to the fair value of the asset or liability.

Assets and liabilities are measured at fair value based on one or more of the following three valuation techniques:

Market Approach—Fair value is determined based on prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities.

Income Approach—Fair value is determined by converting relevant future amounts to a single present amount, based on market expectations (including present value techniques and option pricing models).

Cost Approach—Fair value represents the amount that currently would be required to replace the service capacity of the relevant asset (often referred to as replacement cost).

The fair value hierarchy of ICG’s financial assets measured at fair value on a recurring basis was as follows (in thousands):

	Asset (liability) at December 31, 2011	Valuation Technique (Approach)	Level 1	Level 2	Level 3
Cash equivalents (money accounts market and commercial paper investments)	$111,775	Market	$111,775	$—	$—
Hedges of interest rate risk (1)	(36)	Market	—	(36)	—
Acquisition contingent consideration obligations	(1,197)	Income	—	—	(1,197)

	$110,542		$111,775	$(36)	$(1,197)

	Asset (liability) at December 31, 2010	Valuation Technique (Approach)	Level 1	Level 2	Level 3
Cash equivalents (money market accounts)	$81,205	Market	$81,205	$—	$—
Hedges of marketable securities (1)	(12)	Market	—	(12)	—

	$81,193		$81,205	$(12)	$—

(1)

ICG’s counterparties under these arrangements provide ICG with quarterly statements of the market values of these instruments based on significant inputs that are observable or can be derived principally from, or corroborated by, observable market data for substantially the full term of the asset or liability.

As discussed in Note 3, “Goodwill and Intangibles, net,” ICG’s non-financial assets measured on a non-recurring basis using the market approach were as follows (in thousands):

	As of December 31,
	2011	2010
	(in thousands)
Significant unobservable inputs (Level 3):
Goodwill (annual impairment assessment)	$22,538	$20,317
Acquired intangible assets (periodic assessment, as necessary)	14,431	13,832

	$36,969	$34,149

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9.	Fixed Assets

Fixed assets consist of the following:

		As of December 31,
	Useful Life	2011	2010
		(in thousands)
Computer equipment and software, office equipment and furniture	3-7 years	$21,387	$18,982
Leasehold improvements	3-6 years	1,659	1,018

		23,046	20,000
Less: accumulated depreciation and amortization		(17,000)	(14,009)

		$6,046	$5,991

Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $3.3 million, $2.5 million and $1.5 million, respectively. ICG uses the straight line method of depreciation.

10.	Debt

Long-Term Debt

ICG’s long-term debt of $15.5 million and $20.4 million at December 31, 2011 and 2010, respectively, related to its consolidated core companies and primarily consisted of a term loan at Procurian.

		As of December 31,
	Interest Rates	2011	2010
		(in thousands)

Procurian term loan	1.92-3.09%	$14,667	$18,667
Capital leases	2.25-4.00%	224	503
Other debt	7.0-10.27%	629	1,241

		15,520	20,411
Current maturities		(4,759)	(4,730)

Long-term debt		$10,761	$15,681

ICG’s long-term debt matures as follows:

2012	$4,759
2013	4,093
2014	4,001
2015	2,667

$15,520

Loan and Credit Agreements

On August 3, 2010, Procurian and a number of its wholly-owned subsidiaries entered into a loan agreement with PNC Bank under which the company is able to borrow up to $15.0 million under a revolving line of credit. The line of credit matures on August 2, 2013 and provides for the issuance by the bank of up to $5.0 million of letters of credit, subject to specified fees and other terms. The line of credit is also subject to a 0.25% per annum unused commitment fee that is payable to the bank quarterly. Also on August 3, 2010, Procurian and the other borrowing companies under the line of credit borrowed $20.0 million under a term loan with PNC Bank. The proceeds from the term loan were used to fund a cash dividend paid to certain stockholders of Procurian, including ICG, on August 4, 2010. Procurian paid a nonrefundable $0.2 million commitment fee to PNC Bank upon the consummation of the new line of credit and term loan.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10.	Debt – (Continued)

Both the line of credit and the term loan are secured by a first priority lien on the assets of the borrowing companies. The term loan and the line of credit both bear interest at either a base rate equal to the highest of PNC Bank’s prime rate, the sum of the Federal Funds Open Rates plus 0.5% and the sum of the daily LIBOR rate plus 1.0%, or a daily to six month LIBOR rate plus a margin ranging from 1.75% to 2.5% depending on the then-current debt-to-EBITDA ratio of the borrowing companies, at Procurian’s option. On August 6, 2010, Procurian entered into an interest rate swap hedge agreement whereby 50% of the term loan was effectively converted to a fixed interest rate of 1.34% by the hedge agreement. Procurian will still be required to pay the interest rate margin described above on the converted portion of the term loan, which would result in a final interest rate of between 3.09% and 3.84%. The termination date of the hedge agreement is August 1, 2015. Procurian has the right, but not the obligation, to terminate the hedge agreement, without cause and without penalty, on August 1, 2012.

At December 31, 2011, the effective interest rate being paid by Procurian under the term loan, including the applicable margin, was 2.04% for the portion of the loan tied to a floating LIBOR rate and 3.09% for the portion of the loan covered by the interest rate swap hedge agreement. Any outstanding principal and interest under the line of credit will become due and payable periodically through August 2, 2013. The principal under the term loan is payable in $0.3 million monthly installments through August 1, 2015, and any outstanding interest under the term loan will become due and payable periodically through August 1, 2015. Both the line of credit and the term loan are subject to a number of financial and other covenants that are specified in the loan documents. There were no amounts outstanding under the PNC Bank line of credit agreement as of December 31, 2011 and 2010.

On October 26, 2011, GovDelivery entered into a loan agreement with Venture Bank under which the company may borrow up to $1.0 million under a revolving line of credit that is secured by GovDelivery’s assets. The parties have agreed to extend the term of the line of credit, which was set to mature on March 2, 2012. The line of credit bears interest at a base rate equal to the prime rate plus 2.0% but in no case less than 7.0% (the interest rate at December 31, 2011 was 7.0%). There was $0.4 million outstanding on this line of credit at December 31, 2011.

On December 18, 2009, ICG entered into an amended and restated letter of credit agreement with Comerica Bank (the “LC Agreement”) that provides for the issuance of letters of credit of up to $10.0 million, subject to a cash-secured borrowing base, as defined by the LC Agreement. On December 17, 2010, the LC Agreement was extended to December 16, 2011. On December 16, 2011, ICG entered into a second amendment to LC Agreement to extend the term through December 14, 2012. Issuance fees of 0.50% per annum of the face amount of each letter of credit will be paid to Comerica Bank subsequent to issuance. The LC Agreement is also subject to a 0.25% per annum unused commitment fee payable to the bank on a quarterly basis. No amounts were outstanding under those agreements at December 31, 2011 or 2010.

On May 8, 2008, ICG entered into a series of loan agreements with Credit Suisse Capital LLC. Under those agreements, ICG could, from time to time, borrow funds secured by the cashless collar contracts that ICG previously entered into with respect to its shares of Blackboard common stock. On July 26, 2010, ICG terminated its remaining cashless collar contracts. Accordingly, the underlying loan agreements were also terminated as of that date. ICG did not at any time draw any amounts under the loan agreements.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11.	Segment Information

ICG has two reporting segments: the “core” segment and the “venture” segment. Companies in which ICG holds equity or convertible debt interests that are not deemed to be marketable securities are included in either the core or venture segment, while companies in which ICG holds equity interests that have been designated as marketable securities are considered “corporate” assets.

The core reporting segment includes companies in which ICG’s management takes a very active role in providing strategic direction and management assistance; these companies may be consolidated by ICG or may be equity method or cost method companies. The venture reporting segment includes companies to which ICG generally devotes less capital, holds relatively smaller ownership stakes and generally has less influence over the strategic directions and management decisions than it does with its core companies. At December 31, 2011, the core segment included the results of ICG’s consolidated core companies, recorded ICG’s share of earnings and losses of its equity core companies and captured ICG’s carrying value in its consolidated core companies and equity core companies. At December 31, 2011, the venture segment recorded ICG’s share of earnings and losses of venture companies accounted for under the equity method of accounting and captured ICG’s carrying value in those companies. ICG’s carrying value of its holdings in cost method investments are considered “corporate” assets at December 31, 2011.

Approximately 7%, 8% and 10% of ICG’s consolidated revenue for the years ended December 31, 2011, 2010 and 2009, respectively, relates to sales generated in the United Kingdom. The remaining consolidated revenue for the years ended December 31, 2011, 2010 and 2009 primarily relates to sales generated in the United States. As of December 31, 2011 and 2010, ICG’s assets were located primarily in the United States.

During the year ended December 31, 2011, ClickEquations, Metastorm and StarCite were sold. The amount of equity loss related to each of these companies has been removed from segment results and is reflected in “Dispositions” in the table below for all years presented. In addition, ICG’s basis in each of these companies has been removed from segment assets and reflected in “Dispositions” as of December 31, 2010 and 2009 in the table below.

Also included in “Dispositions” in the table below are the net results and the gain on the sale of GovDelivery’s GovDocs subsidiary, which was sold during 2010 and are reported as “Income (loss) from discontinued operations, including gain on sale” on ICG’s Consolidated Statements of Operations for the year ended December 31, 2010.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11.	Segment Information – (Continued)

The following summarizes selected information related to ICG’s segments for the years ended December 31, 2011, 2010 and 2009. All significant intersegment activity has been eliminated. Assets reflected in each operating segment are owned by a company in that operating segment.

Segment Information
(in thousands)
				Reconciling Items
	Core	Venture	Total Segment	Dispositions	Corporate	Other(1)	Consolidated Results
Year Ended December 31, 2011
Revenue	$140,527	$—	$140,527	$—	$—	$—	$140,527
Net income (loss) attributable to ICG Group, Inc.	$9,408	$(5,208)	$4,200	$(4,069)	$(13,537)	$40,972	$27,566
Assets	$172,416	$7,157	$179,573	$—	$127,247	$—	$306,820

Year Ended December 31, 2010
Revenue	$115,710	$—	$115,710	$—	$—	$—	$115,710
Net income (loss) attributable to ICG Group, Inc.	$(1,669)	$(3,253)	$(4,922)	$(6,262)	$(12,501)	$70,274	$46,589
Assets	$140,773	$12,342	$153,115	$41,329	$86,545	$—	$280,989

Year Ended December 31, 2009
Revenue	$90,252	$—	$90,252	$—	$—	$—	$90,252
Net income (loss) attributable to ICG Group, Inc.	$32,764	$(2,403)	$30,361	$(7,157)	$(5,231)	$(2,439)	$15,534
Assets	$146,475	$18,577	$165,052	$49,566	$115,469	$—	$330,087

(1)	The following table reflects the components in other (in thousands):

	Year Ended December 31,
	2011	2010	2009

Corporate other income (loss) (Note 15)	$43,207	$74,507	$15,976
Noncontrolling interest	(2,235)	(1,319)	(12,995)
Impairment of GoIndustry (Venture) (Note 5)	—	(2,914)	(544)
Impairment of Vcommerce (Core) (Note 3)	—	—	(4,876)

	$40,972	$70,274	$(2,439)

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12.	ICG Group, Inc.’s Stockholders’ Equity

Holders of ICG’s Common Stock are entitled to one vote per share and are entitled to dividends as declared. No cash dividends have been declared to date, and ICG does not intend to pay cash dividends in the foreseeable future.

ICG may establish one or more classes or series of preferred stock. The holders of the preferred stock may be entitled to preferences over common stockholders with respect to dividends, liquidation, dissolution, or winding up of ICG, as established by ICG’s Board of Directors. As of December 31, 2011 and 2010, 10,000,000 shares of preferred stock were authorized; none of these shares have been issued, and ICG does not have any plan to issue any of those shares in the foreseeable future.

13.	Equity-Based Compensation

As of December 31, 2011, incentive or non-qualified stock options may be granted to ICG employees, directors and consultants under ICG’s 2005 Omnibus Equity Compensation Plan, as such has been amended from time to time (the “Plan”). Generally, the grants vest over a period from one to four years and expire eight to ten years after the grant date. At December 31, 2011, ICG had 716,589 shares of Common Stock reserved under the Plans for possible future issuance. Most companies in which ICG holds equity ownership interests also maintain their own equity incentive/compensation plans.

Equity-based compensation for the years ended December 31, 2011, 2010 and 2009 is primarily included in the line item “Selling, general and administrative” on ICG’s Consolidated Statements of Operations. The following table provides additional information related to ICG’s equity-based compensation:

	Year Ended December 31,			Unrecognized Equity-Based Compensation at Dec. 31, 2011	Weighted Average Years Remaining of Equity-Based Compensation Expense at Dec. 31, 2011
	(in thousands, except weighted average years remaining)
	2011	2010	2009

Stock Appreciation Rights	$2,252	$2,037	$2,629	$5,232	2.6
Stock Options	—	1	3	—	1.0
Restricted Stock	832	103	82	10,221	3.9
Deferred Stock Units	703	204	174	130	0.2

Equity-Based Compensation	3,787	2,345	2,888	15,583
Equity-Based Compensation for Consolidated Core Companies	495	724	763	1,754	3.9

	$4,282	$3,069	$3,651	$17,337

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

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13.	Equity-Based Compensation – (Continued)

Changes in SARs for the years ended December 31, 2011, 2010 and 2009 were as follows:

	SARs	Weighted Average Base Price	Weighted Average Fair Value
Issued at December 31, 2008	3,870,370	$7.65	$4.61
SARs granted	100,000	$7.00	$4.07

Issued at December 31, 2009	3,970,370	$7.63	$4.60
SARs exercised (1)	(1,440,488)	$7.52	$4.53
SARs forfeited	(64,937)	$9.24	$5.11
SARs granted	1,506,940	$7.11	$4.14

Issued at December 31, 2010	3,971,885	$7.45	$4.43
SARs exercised (2)	(100,119)	$9.74	$5.82
SARs granted	275,625	$12.15	$6.58

Issued at December 31, 2011	4,147,391	$7.71	$4.54

(1)	These exercises resulted in the issuance of 372,499 shares of ICG’s Common Stock, net of tax withholdings of $1.8 million.
(2)	These exercises resulted in the issuance of 20,229 shares of ICG’s Common Stock, net of tax withholdings of $0.1 million.

The following table summarizes information about SARs outstanding at December 31, 2011:

Grant Price	SARs Outstanding	SARs Exercisable	Weighted Average Remaining Contractual Life of SARs Outstanding (in years)	Aggregate Intrinsic Value of SARs Outstanding at December 31, 2011 (in thousands)
$6.70 - $7.00	1,399,608	675,669	8.1	$1,398
$7.34	1,946,110	1,946,110	3.6	$739
$8.13 - $8.76	337,198	239,757	7.1	$—
$9.50 - $12.15	464,475	118,016	8.3	$—

	4,147,391	2,979,552		$2,137

At December 31, 2011, 2010 and 2009, there were 2,979,552, 2,298,884 and 3,591,136 SARs exercisable, respectively, at a weighted average base price of $7.42, $7.61 and $7.54 per share, respectively, under the Plans. As of December 31, 2011, ICG expects an additional 1,167,839 SARs to vest in the future.

Stock Options

The fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model. Stock options generally vest annually over four years.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13.	Equity-Based Compensation – (Continued)

Changes in stock options for the years ended December 31, 2011, 2010 and 2009 were as follows:

	Shares	Weighted Average Grant Date Exercise Price	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2008	614,954	$36.58	$29.81
Options granted	250	$4.30	$2.47
Options cancelled	(85,800)	$42.75	$34.35

Outstanding at December 31, 2009	529,404	$35.56	$29.06
Options exercised (1)	(180,923)	$10.48	$9.13
Options cancelled	(37,312)	$315.18	$249.10

Outstanding at December 31, 2010	311,169	$16.64	$14.30
Options exercised (2)	(18,725)	$8.06	$6.22
Options cancelled	(109,236)	$42.07	$36.36

Outstanding at December 31, 2011	183,208	$6.25	$4.97

(1)	ICG received cash of $1.9 million related to stock options exercised during 2010.
(2)	ICG received cash of $0.2 million related to stock options exercised during 2011.

The following tables summarize information about stock options outstanding at December 31, 2011:

Exercise Price	Shares Outstanding	Shares Vested and Exercisable	Weighted Average Remaining Contractual Life of Shares Outstanding (in years)	Aggregate Intrinsic Value at December 31, 2011 (in thousands)
$4.30 - $7.77	133,449	133,365	1.3	$338
$8.39 - $10.00	47,359	47,317	1.8	$—
$15.80 - $80.62	2,400	2,400	0.2	$—

	183,208	183,082		$338

At December 31, 2011, 2010 and 2009 there were 183,082, 310,919 and 528,351 options exercisable, respectively, at a weighted average exercise price of $6.25, $16.65 and $35.63 per share, respectively, under the Plans. As of December 31, 2011, ICG expects an additional 126 stock options to vest in the future.

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

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13.	Equity-Based Compensation – (Continued)

The following assumptions were used to determine the fair value of SARs granted to employees by ICG for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Expected volatility	56%	60%	60%
Average expected option life	5.25-6.25 years	2.75-6.25 years	6.25 years
Risk-free interest rate	1.62-1.97%	1.54-2.92%	2.00-2.54%
Dividend yield	0.0%	0.0%	0.0%

Restricted Stock

Recipients of restricted stock do not pay any cash consideration to ICG for the shares and have the right to vote all shares subject to the grant and receive all dividends with respect to the shares, whether or not the shares have vested.

Changes in restricted stock for the years ended December 31, 2011, 2010 and 2009 are shown in the following table:

	Shares	Weighted Average Grant Date Fair Value
Issued and unvested, December 31, 2008	17,300	$10.82
Granted	24,000	$7.00
Vested	(6,775)	$10.49

Issued and unvested, December 31, 2009	34,525	$8.23
Granted	42,500	$8.75
Vested	(9,025)	$7.54
Forfeited	(7,500)	$12.01

Issued and unvested, December 31, 2010	60,500	$8.23
Granted	1,181,910	$9.15
Vested	(16,625)	$8.12

Issued and unvested, December 31, 2011	1,225,785	$9.12

The total aggregate fair value of restricted stock awards that vested and were converted to ICG’s Common Stock during the years ended December 31, 2011, 2010 and 2009 was $0.2 million, $0.1 million and $0.1 million, respectively. During the years ended December 31, 2011, 2010 and 2009, 3,351 shares, 2,777 shares and 1,182 shares, respectively, were surrendered for satisfying withholding taxes.

Restricted stock grants for the years ended December 31, 2011, 2010 and 2009 were valued at $10.8 million, $0.4 million and $0.2 million, respectively, and are being amortized over each grant’s relevant vesting period.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13.	Equity-Based Compensation – (Continued)

ICG made three sets of grants of its restricted stock to its employees and the employees of its companies during 2011. The first set of grants, of 15,035 shares of restricted stock to executives of a consolidated subsidiary, vest 100% in May 2018 (the seventh anniversary of the grant date). The issuance of those awards is included in the line item “Issuance of RS, net of forfeitures” in ICG’s Consolidated Statements of Changes in Equity for the year ended December 31, 2011. The amortization of the expense associated with those awards is included in the line item “Equity-based compensation related to RS” in ICG’s Consolidated Statements of Changes in Equity for the year ended December 31, 2011. The expense associated with those awards is included in the line item “Equity-Based Compensation for Consolidated Core Companies” in the summarized Equity-Based Compensation table above. The second set of grants, of 66,875 shares of restricted stock to ICG employees, vests 25% in 2012 and 25% each June through 2015. The third set of grants, 550,000 shares of restricted stock to each of Walter W. Buckley, III, ICG’s Chief Executive Officer and Douglas A. Alexander, ICG’s President, for a total of 1,100,000 shares, which vest based on service, performance conditions and market conditions, as follows. One-third (183,334) of these restricted shares vest ratably on a semi-annual basis over four years, commencing in May 2012, provided the executives remain employees of ICG. One-third (183,333) of these restricted shares vest upon (1) ICG’s achievement of trailing twelve-month consolidated revenue in excess of $500.0 million at any time on or before December 31, 2015, or (2) ICG’s achievement of its share of trailing twelve-month consolidated adjusted earnings before interest, taxes, depreciation and amortization, excluding equity-based compensation and unusual items in excess of $70.0 million at any time on or before December 31, 2015. As of December 31, 2011, ICG believes one or both of these performance targets are probable of achievement. If neither of the above financial metrics is met, but ICG achieves at least 75% of either of these targets, a portion (at least 91,667) of these restricted shares vests, with ratable vesting (up to 183,333) for the achievement of any percentage of the financial targets between 75% and 100%, on the second business day following ICG’s public disclosure of its earnings for the year ended December 31, 2015. The remaining one-third (183,333) of these restricted shares vest if the thirty-day volume weighted average price per share of ICG’s Common Stock equals or exceeds $25.00 at any time prior to December 31, 2015. A portion (91,667) of these restricted shares vests on the second business day following ICG’s public disclosure of its earnings for the year ended December 31, 2015 if the $25.00 per share stock price target is not achieved, but ICG’s total stockholder return is in the top 40% of all NASDAQ Component members for the period beginning on the date of grant and ending on December 31, 2015. In the event of a change of control (as defined in ICG’s Third Amended and Restated 2005 Omnibus Equity Compensation Plan) before December 31, 2015, all of the shares contingent upon the achievement of the financial and stock price metrics would automatically vest and any unrecognized equity-based compensation expense associated with those awards would be immediately recognized. Additionally, in the event of a change of control during which Mr. Buckley and Mr. Alexander are terminated, the 183,334 service-based awards would automatically vest and any unrecognized equity-based compensation expense associated with those awards would be immediately recognized.

There were two restricted stock grants in 2010. The first grant vested 25% in 2011 and 25% will vest each January through 2014. The second grant also vested 25% in 2011, then 25% will vest each October through 2014. The 2009 restricted stock grant vested 25% in 2010 and 2011 and 25% will vest in each October 2012 and 2013.

At December 31, 2011, ICG expects 1,225,785 of the outstanding restricted shares to vest.

Subsequent to December 31, 2011, ICG granted 18,750 restricted stock awards to certain of ICG’s non-management directors under ICG’s Amended and Restated Non-Management Director Compensation Plan (the “Director Plan”) valued at $0.2 million. See the “Deferred Stock Units (DSUs)” subtopic in this Note 13 for additional discussion of ICG’s non-management director compensation.

Deferred Stock Units (DSUs)

Each DSU represents a share of Common Stock into which that DSU will be converted upon the termination of the recipient’s service at ICG. During 2011, 2010 and 2009, non-management members of ICG’s Board of Directors received annual DSU grants for service on the Board and its committees under the Director Plan. These awards vest on the one-year anniversary of the grant and are expensed over that twelve-month period. The expense for these awards is reflected in the summarized Equity-Based Compensation table above.

Beginning in 2012, each director that has achieved the minimum ownership of ICG’s equity contained in ICG’s director stock ownership guidelines may elect to receive, in lieu of all or any portion of the annual service grant DSUs to which such director is entitled, an equal number of restricted shares of Common Stock. Those shares of restricted Common Stock, like the DSUs they would be replacing, vest on the first anniversary of their grant date. Unlike the DSUs, which a director must hold until his or her service on the Board is terminated, the shares of restricted Common Stock become (subject to ICG policy and applicable securities laws) freely tradable shares of Common Stock upon vesting.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13.	Equity-Based Compensation – (Continued)

Changes in DSUs related to these annual grants for the years ended December 31, 2011, 2010 and 2009 are shown in the following table:

	DSUs	Weighted Average Grant Date Fair Value
Issued and unvested, December 31, 2008	36,000	$8.70
Granted	36,000	$4.05
Vested	(36,000)	$8.70

Issued and unvested, December 31, 2009	36,000	$4.05
Granted	36,000	$6.80
Vested	(36,000)	$4.05
Forfeited	(4,500)	$6.80

Issued and unvested, December 31, 2010	31,500	$6.80
Granted	60,000	$13.32
Vested	(39,000)	$8.05

Issued and unvested, December 31, 2011	52,500	$13.32

Subsequent to December 31, 2011, ICG issued 41,250 DSUs to ICG’s non-management directors valued at $0.3 million under the Director Plan. Consistent with previously-issued annual awards, these DSUs vest on the one-year anniversary of the grant and are expensed over that twelve-month period.

ICG issues quarterly compensation payments to each non-management director for his service on the Board of Directors and its committees under the Director Plan. Each director had the right to elect to receive such payments in whole or in part in the form of DSUs in lieu of cash. Each participating director receives DSUs representing shares of ICG’s Common Stock with a fair market value equal to the relevant cash fees (with such fair market value determined by reference to the closing Common Stock price reported by NASDAQ on the date these cash fees otherwise would have been paid). These DSUs vest immediately. The expense for these DSUs is recorded when the fees to which the DSUs relate are earned. ICG issued 13,571 DSUs, 25,847 DSUs and 34,267 DSUs in lieu of cash for services provided by participating directors during the years ended December 31, 2011, 2010 and 2009. Expense associated with these DSUs of $0.2 million for each of the years ended December 31, 2011, 2010 and 2009 is included in the line item “Selling, general and administrative” on ICG’s Consolidated Statements of Operations, but is not reflected in the summarized Equity-Based Compensation table above.

Consolidated Core Companies

Expense related to equity-based awards recorded by ICG’s consolidated core companies for the years ended December 31, 2011, 2010 and 2009 relate primarily to Procurian. Procurian grants stock options that generally vest over 4 years with 25% vesting on the first anniversary of the grant date and the remaining 75% vesting equally each month over the next 36 months. The fair value of each of Procurian’s option awards was estimated on the grant date using the Black-Scholes option pricing model.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14.	Commitments and Contingencies

ICG Group, Inc. and its consolidated subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the amount of the ultimate liability with respect to legal claims/actions will not materially affect the financial position, results of operations or cash flows of ICG or its consolidated core companies.

ICG and its consolidated core companies lease their facilities under operating lease agreements expiring 2012 through 2019. Future minimum lease payments as of December 31, 2011 under the leases are as follows (in thousands):

2012	$3,215
2013	$2,945
2014	$2,711
2015	$2,519
2016	$2,298
Thereafter	$1,758

Rent expense under the non-cancelable operating leases was $3.3 million, $3.0 million and $2.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Some of ICG’s companies are not presumed by the SEC to be controlled by ICG. Increases in the value of ICG’s interests in non-controlled companies and changes in income or loss and revenue attributable to them could result in ICG’s inability to comply with the order exempting it from registering under the Investment Company Act unless it takes action to come into compliance with the order. ICG believes it can take actions to maintain compliance with its exemptive order that will not adversely affect its operations or stockholder value.

15.	Other Income (Loss)

Other Income (Loss), net

Other income (loss), net consists of the effect of transactions and other events relating to ICG’s ownership interests and its operations in general.

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Gain on sale of Metastorm (Note 5)	$25,988	$—	$—
Gain on sale of StarCite (Note 5)	14,054	—	—
Loss on sale of ClickEquations (Note 5)	(803)	—	—
Gain on sale of Creditex (Note 5)	—	5,089	430
Gain on sale/distributions of ownership interests (Note 5)	1,634	1,879	2,177
Realized gains on marketable securities, net of hedge termination costs (Notes 5,7 and 8)	—	66,952	20,805
Unrealized gain (loss) on mark-to-market of hedges (Note 8)	—	547	(7,098)
Dilution gain (loss) on equity method companies (Note 5)	496	(67)	(388)
Gain on other distributions (Note 5)	1,856	—	—
Other	(18)	107	50

	43,207	74,507	15,976
Total other income (loss) for consolidated core companies	(583)	(360)	602

	$42,624	$74,147	$16,578

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15.	Other Income (Loss) – Continued

During the year ended December 31, 2011, Procurian recorded foreign currency losses of $0.6 million related to changes in exchange rates associated with its operations in the United Kingdom, Europe, Asia and South America. During the years ended December 31, 2010 and 2009, Procurian recorded foreign currency losses of $0.4 million and foreign currency gains of $0.6 million, respectively, related to changes in exchange rates associated with its operations in the United Kingdom and Europe. These foreign currency gains and losses, which include the mark-to-market adjustments related to the average rate currency options utilized by Procurian (see Note 8, “Financial Instruments”), comprise the majority of the other income (loss) for ICG’s consolidated core companies included in the table above.

16.	Income Taxes

Total income tax (benefit) expense was allocated as follows:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Income tax (benefit) expense from continuing operations:

Current taxes
Federal taxes	$(464)	$(919)	$(10,455)
State taxes	329	72	(9)
Foreign taxes	164	310	(175)

Current taxes	$29	$(537)	$(10,639)

Deferred taxes
Federal taxes	$56	$807	$(28,702)
State taxes	(4,372)	(15)	65
Foreign taxes	—	(1)	(234)

Deferred taxes	$(4,316)	$791	$(28,871)

Income tax (benefit) expense	$(4,287)	$254	$(39,510)

ICG Group, Inc., InvestorForce, GovDelivery and Procurian file a consolidated federal income tax return. ICG recorded a consolidated income tax benefit of $4.3 million during the year ended December 31, 2011. This benefit is comprised of $4.5 million of net deferred tax benefit related to the release of certain valuation allowances at Procurian (discussed below) and $0.2 million of tax benefit related to interest received on an income tax refund, partially offset by state and foreign tax expense from operations at Procurian.

Consolidated income tax expense of $0.3 million recorded during the year ended December 31, 2010 relates to income tax expense at Procurian of $6.3 million (a portion of which represents income tax expense before Procurian became a member of ICG’s consolidated U.S. tax return group on July 1, 2010, as discussed below). This expense was partially offset by an income tax benefit of $0.7 million for interest received on a portion of the federal tax refund ICG received during the 2010 period, an income tax benefit of $0.4 million for a provision to return adjustment, an income tax benefit of $0.1 million for a net operating loss carryback claim related to InvestorForce and an income tax benefit of $4.8 million, which represents the effect of Procurian joining ICG’s consolidated federal income tax return beginning in July 2010.

ICG recorded a consolidated income tax benefit of $39.5 million during the year ended December 31, 2009, which included an income tax benefit of $28.9 million related to the reduction of a portion of Procurian’s valuation allowance (discussed below) and an income tax benefit of $10.6 million, which represents amounts carried back to 2005 as a result of legislation allowing extended net operating loss carrybacks, as well as the results of the Internal Revenue Service examination of ICG’s federal income tax returns for the years 2005, 2006 and 2007.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16.	Income Taxes – (Continued)

During 2009, the Internal Revenue Service completed its audit of ICG’s federal income tax returns for the years 2005 through 2007. As a result of this audit, ICG was entitled to a refund in the amount of $4.7 million, which ICG received during the year ended December 31, 2011. In November 2009, the Worker, Homeownership and Business Assistance Act of 2009, which expanded the ability of businesses to carry back net operating losses, was enacted. This legislation allowed ICG to carry back its net operating loss from 2008 or 2009 to 2005, when ICG paid federal income taxes. ICG carried back its net operating loss, excluding the net operating loss attributable to InvestorForce, from 2009 and was entitled to a refund of $6.3 million. ICG received this refund during the year ended December 31, 2011.

As a result of a change in ownership under Internal Revenue Code Section 382 that occurred in 2004, ICG’s net operating loss carryforwards and capital loss carryforwards are subject to an annual limitation. The annual limitation on the utilization of these carryforwards is approximately $14.5 million. This annual limitation can be carried forward if it is not used. ICG did not use the limitation in 2009; therefore, the amount available for 2010 was $29 million, all of which was used in 2010. ICG did not use the limitation in 2011; accordingly, this amount can be carried forward to future periods. The total amount available for these carryforwards at December 31, 2011 was $174.3 million. These losses expire in varying amounts between 2012 and 2023.

Additionally, at December 31, 2011, ICG consolidated had $52.3 million of net operating loss carryforwards that are not subject to the Section 382 annual limitation. These net operating losses expire between 2026 and 2029.

GovDelivery joined in filing a consolidated federal income tax return with ICG and InvestorForce beginning in 2010. As of December 31, 2011, GovDelivery had approximately $2.8 million of net operating loss carryforwards. ICG’s acquisition of GovDelivery in 2009 constituted a change in ownership under Internal Revenue Code Section 382. As a result, GovDelivery’s net operating losses are limited to approximately $1.0 million per year, plus any recognized built-in gains. GovDelivery’s net deferred tax liability after acquisition accounting of $4.8 million reduced ICG’s valuation allowance.

Procurian filed its own consolidated federal income tax return, separate from ICG, through July 1, 2010. Due to Procurian’s prior equity transactions, it experienced a change in ownership under Internal Revenue Code Section 382 in 2003. As a result, Procurian’s net operating loss carryforwards are subject to an annual limitation of $3.1 million per year. Approximately $68.8 million of net operating loss carryforwards are expected to be available between December 31, 2011 and December 31, 2022. The amount available at December 31, 2011 is $34.3 million.

As of December 31, 2009, in light of Procurian’s recent history of profitability, current-year results and estimates of projected future profitability, management believed that it was more likely than not that the benefit of the majority of its net deferred tax assets will be realized and, therefore, a reduction of the valuation allowance against its net deferred tax asset was appropriate. Accordingly, ICG recognized a deferred tax benefit of $28.7 million related to the reduction of the valuation allowance in 2009.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16.	Income Taxes – (Continued)

As of December 31, 2011, management believed that it was more likely than not that the benefit of certain of its state net operating loss deferred tax assets attributable to Procurian will be realized and, therefore, a reduction of the valuation allowance against these deferred tax assets was appropriate. Accordingly, ICG recognized a deferred tax benefit of $4.5 million during the year ended December 31, 2011 related to the reduction of these valuation allowances.

Effective July 1, 2010, Procurian is included in ICG’s consolidated federal income tax return as a result of the transactions described in Note 4, “Consolidated Core Companies.” Accordingly, Procurian’s carryforward period for its net operating losses expires in 2022 instead of 2023. This eliminated $2.6 million of net operating loss carryforward.

Due to the inclusion of Procurian in ICG’s consolidated federal income tax return, subsequent to July 1, 2010 operating losses of other members of the consolidated group offset a portion of Procurian’s taxable income. The benefit of those losses, which amounted to $6.7 million and $4.8 million during the years ended December 31, 2011 and 2010, respectively, reduced the deferred tax expense in ICG’s Consolidated Statements of Operations in those years.

Inclusion of Procurian in ICG’s consolidated federal income tax return did not affect management’s assessment of the need for a valuation allowance for only a portion of ICG’s deferred tax assets. A valuation allowance has been provided for ICG’s net deferred tax assets as ICG believes, after evaluating all positive and negative evidence, both historical and prospective, that it is more likely than not that these benefits will not be realized.

ICG’s net deferred tax asset (liability) consists of the following:

	As of December 31,
	2011	2010
	(in thousands)
Deferred tax assets:

Net operating loss and capital loss carryforward – 382 limited	$85,306	$108,791
Net operating loss carryforward – not 382 limited	31,236	10,902
State net operating loss carryforward, net	4,719	—
Capital loss carryforward – not 382 limited	5,039	—
Company basis difference	65,482	80,916
Reserves and accruals	3,175	6,540
Equity-based compensation expense	7,450	6,188
AMT and other credits	582	590
Other, net	2,684	800

Total deferred tax assets	205,673	214,727
Valuation allowance	(168,355)	(181,704)

Deferred tax asset	37,318	33,023

Deferred tax liabilities:

Intangible assets	(4,765)	(5,220)

Total deferred tax liabilities	(4,765)	(5,220)

Total net deferred tax assets	$32,553	$27,803

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16.	Income Taxes – (Continued)

In connection with the decrease in the valuation allowance, Procurian evaluated its exposure under the provisions of current guidance relating to accounting for uncertainty in income taxes and, as a result, recorded a liability for unrecognized income tax expenses of $0.3 million at December 31, 2009. The unrecognized tax expenses relate to Procurian’s treatment of accrued bonuses, the treatment of an alternative minimum tax foreign tax credit, and unfiled state tax returns. This expense was reversed in 2010 when the uncertainty was resolved.

ICG’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. ICG had no material accrual for interest or penalties on ICG’s Consolidated Balance Sheets at December 31, 2011 or 2010. ICG recognized an income tax benefit related to $0.2 million and $0.7 million of interest received in conjunction with the aforementioned refunds, which is included in ICG’s Consolidated Statements of Operations for the years ended December 31, 2011 and 2010. There were no interest and/or penalties in ICG’s Consolidated Statements of Operations for the year ended December 31, 2009.

Tax years 2007 and forward are subject to examination for federal tax purposes. Tax years 1996 through 2004 are subject to examination for federal tax purposes to the extent of net operating losses used in future years.

The effective tax rate differs from the federal statutory rate as follows

	Year Ended December 31,
	2011	2010	2009
Tax expense (benefit) at statutory rate	35.0%	35.0%	(35.0)%
IRS audit adjustment and interest	(0.9)%	(1.4)%	(43.4)%
Foreign and state taxes	2.1%	0.8%	(3.2)%
Non-deductible expenses and other	3.7%	(1.8)%	(2.9)%
Valuation allowance	(57.8)%	(55.1)%	(275.3)%
Consolidation of Procurian	—	74.7%	—
Reduction in deferred tax liability	—	(51.7)%	—

	(17.9)%	0.5%	(359.8)%

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

17.	Net Income (Loss) per Share

The calculations of net income (loss) per share were:

	Year Ended December 31,
	2011	2010	2009
	(in thousands, except per share data)
Basic and Diluted:
Income (loss) from continuing operations	$27,566	$45,977	$15,534
Income (loss) on discontinued operations	—	612	—

Net income (loss) attributable to ICG Group, Inc.	$27,566	$46,589	$15,534

Basic:
Income (loss) from continuing operations per share	$0.75	$1.26	$0.42
Income (loss) on discontinued operations per share	—	0.02	—

Net income (loss) attributable to ICG Group, Inc. per share	$0.75	$1.28	$0.42

Diluted:
Income (loss) from continuing operations per share	$0.74	$1.24	$0.42
Income (loss) on discontinued operations per share	—	0.02	—

Net income (loss) attributable to ICG Group, Inc. per share	$0.74	$1.26	$0.42

Shares used in computation of basic income (loss) per share	36,656	36,427	36,660

Incremental Diluted Shares Impact:
Stock options	84	65	23
SARs	683	538	—
Restricted stock	20	19	—
DSUs	17	15	22

Shares used in the computation of diluted income (loss) per share	37,460	37,064	36,705

The following potentially dilutive securities were not included in the computation of diluted net loss per share, as their effect would have been anti-dilutive:

	Units (in thousands)	Weighted Average Price per Share
Year ended December 31, 2011
Stock options	2	$15.80
SARs	2,201	$8.03
Restricted stock*	1,195	$9.18

Year ended December 31, 2010
Stock options	111	$41.65
SARs	1,601	$7.19

Year ended December 31, 2009
Stock options	407	$46.57
SARs	3,970	$7.63
Restricted stock	32	$8.23

*

Anti-dilutive securities include contingently issuable shares unvested as of December 31, 2011, the vesting of which is based on performance conditions and market conditions that have not yet been achieved. See Note 13, “Equity-Based Compensation.”

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

18.	Redeemable Noncontrolling Interest

Certain GovDelivery Series AA Preferred stockholders have the ability to require GovDelivery to redeem their Series AA Preferred shares beginning in 2013. Because that redemption is outside the control of GovDelivery, ICG has classified this noncontrolling interest outside of equity and will accrete to its estimated redemption value with an offset to additional paid-in capital. This noncontrolling interest is classified as “Redeemable noncontrolling interest” on ICG’s Consolidated Balance Sheets.

The following reconciles the activity related to the redeemable noncontrolling interest during the years ended December 31, 2011 and 2010 (in thousands):

Balance at December 31, 2009	$1,420
Redeemable noncontrolling interest portion of net income/(loss)	55
Accretion to estimated redemption value	186
Impact of subsidiary equity transactions (primarily related to GovDocs transaction)	(479)

Balance at December 31, 2010	$1,182
Redeemable noncontrolling interest portion of net (income)/loss	(221)
Accretion to estimated redemption value	509
Impact of subsidiary equity transactions	(92)

Balance at December 31, 2011	$1,378

19.	Share Repurchase Program

In accordance with ICG’s share repurchase program, as amended, ICG may repurchase, from time to time, up to $50.0 million of shares of Common Stock in the open market, in privately negotiated transactions or pursuant to trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act. During the years ended December 31, 2011 and 2009, ICG repurchased 841,027 shares and 492,242 shares, respectively, of its Common Stock. These shares were repurchased at an average stock price of $10.17 per share and $5.45 per share in 2011 and 2009, respectively. ICG did not make any repurchases of Common Stock during the year ended December 31, 2010. Since commencement of this program, ICG has repurchased a total of 3,281,427 shares of Common Stock at an average purchase price of $6.24 per share. As of December 31, 2011, ICG may repurchase an additional $29.5 million of ICG’s Common Stock under this program. All repurchases are reflected in “Treasury stock, at cost” as a reduction of Stockholders’ Equity on ICG’s Consolidated Balance Sheets in the relevant periods.

20.	Related Parties

ICG provides strategic and operational support to companies in which it holds convertible debt and equity ownership interests in the normal course of its business. ICG’s employees and consultants generally provide these services. The costs related to employees are paid by ICG and are reflected in general and administrative expenses. Non-management members of ICG’s Board of Directors are compensated with cash and equity grants in ICG Common Stock that are accounted for in accordance with guidance for equity-based payment compensation.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

21.	Selected Quarterly Financial Information (Unaudited)

The following table sets forth selected quarterly consolidated financial information for the years ended December 31, 2011 and 2010. The operating results for any given quarter are not necessarily indicative of results for any future period.

	Fiscal 2011 Quarter Ended				Fiscal 2010 Quarter Ended
	Mar.31	Jun.30	Sep.30	Dec.31	Mar.31	Jun.30	Sep.30	Dec.31
	(in thousands, except per share data)
Revenue	$33,954	$35,328	$35,142	$36,103	$25,755	$26,657	$30,222	$33,076
Operating Expenses
Cost of revenue	20,990	21,775	21,128	21,679	16,682	17,643	18,056	18,669
Selling, general & administrative	11,587	12,115	10,387	11,010	10,434	10,788	9,989	10,995
Research and development	3,129	3,325	3,091	2,891	2,424	2,645	2,729	2,846
Amortization of intangible assets	337	338	338	399	339	339	342	337
Impairment related and other	37	82	484	367	72	96	1,004	10

Total operating expenses	36,080	37,635	35,428	36,346	29,951	31,511	32,120	32,857

Operating income (loss)	(2,126)	(2,307)	(286)	(243)	(4,196)	(4,854)	(1,898)	219
Other income (loss), net	24,946	1,612	(374)	16,440	40,296	24,627	9,196	28
Interest income	84	124	90	95	61	138	56	75
Interest expense	(146)	(186)	(145)	(100)	(44)	(25)	(123)	(174)

Income (loss) before income taxes, equity loss, discontinued operations and noncontrolling interest	22,758	(757)	(715)	16,192	36,117	19,886	7,231	148
Income tax (expense) benefit	(2,940)	963	1,338	4,926	(616)	411	(2,860)	2,811
Equity loss	(3,576)	(3,185)	(3,245)	(1,958)	(6,335)	(4,580)	(2,952)	(2,155)

Income (loss) from continuing operations	16,242	(2,979)	(2,622)	19,160	29,166	15,717	1,419	804
Income (loss) from discontinued operations, including gain on sale	—	—	—	—	(22)	223	601	—

Net income (loss)	16,242	(2,979)	(2,622)	19,160	29,144	15,940	2,020	804
Less: Net income attributable to the noncontrolling interest	352	254	335	1,294	373	179	229	538

Net income (loss) attributable to ICG Group, Inc.	$15,890	$(3,233)	$(2,957)	$17,866	$28,771	$15,761	$1,791	$266

Amounts attributable to ICG Group, Inc.:
Net income (loss) from continuing operations	$15,890	$(3,233)	$(2,957)	$17,866	$28,802	$15,570	$1,339	$266
Net income (loss) from discontinued operations	—	—	—	—	(31)	191	452	—

Net income (loss)	$15,890	$(3,233)	$(2,957)	$17,866	$28,771	$15,761	$1,791	$266

Basic income (loss) per share (1)
Income (loss) from continuing operations	$0.43	$(0.09)	$(0.08)	$0.49	$0.79	$0.43	$0.04	$0.01
Income (loss) from discontinued operations	—	—	—	—	—	—	0.01	—

Net income (loss) attributable to ICG Group, Inc. operations	$0.43	$(0.09)	$(0.08)	$0.49	$0.79	$0.43	$0.05	$0.01

Shares used in computation of basic income (loss) per share (1)	36,944	36,961	36,556	36,170	36,305	36,346	36,368	36,684

Diluted income (loss) per share (1)
Income (loss) from continuing operations	$0.42	$(0.09)	$(0.08)	$0.49	$0.79	$0.42	$0.04	$0.01
Income (loss) from discontinued operations	—	—	—	—	—	0.01	0.01	—

Net income (loss) attributable to ICG Group, Inc.	$0.42	$(0.09)	$(0.08)	$0.49	$0.79	$0.43	$0.05	$0.01

Shares used in computation of diluted income (loss) per share (1)	37,991	36,961	36,556	36,633	36,346	37,074	36,956	37,875

(1)	The sum of quarterly income (loss) per share differs from the full year amount due to changes in the number of shares outstanding during the year.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

ITEM 9A.	Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered in this Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this Report, our disclosure controls and procedures have been designed and are effective to provide reasonable assurance that information required to be included in ICG’s periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management of ICG is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). ICG’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. ICG’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of ICG, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements for external purposes in accordance with generally accepted accounting principles, (3) provide reasonable assurance that receipts and expenditures of ICG are being made only in accordance with authorizations of management and directors of ICG, and (4) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of ICG’s assets that could have a material effect on the financial statements.

Management of ICG Group, Inc. evaluated ICG’s internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of its internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Board of Directors. Based on this assessment, as of December 31, 2011, ICG’s internal control over financial reporting was effective based on those criteria.

ICG’s independent registered public accounting firm, KPMG LLP, has audited the operating effectiveness of ICG’s internal control over financial reporting. KPMG LLP’s report on the operating effectiveness of ICG’s internal control over financial reporting appears below.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, ICG’s internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

ICG Group, Inc.:

We have audited ICG Group, Inc. and subsidiaries (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ICG Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, ICG Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ICG Group, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in equity, comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated March 15, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 15, 2012

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

We incorporate by reference the information contained under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Executive Officers” and “Corporate Governance” in our Definitive Proxy Statement for our 2012 Annual Meeting of Stockholders to be filed within 120 days after the end of the year covered by this Report pursuant to Regulation 14A under the Exchange Act.

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

We incorporate by reference the information contained under the caption “Executive Compensation” in our Definitive Proxy Statement for our 2012 Annual Meeting of Stockholders to be filed within 120 days after the end of the year covered by this Report pursuant to Regulation 14A under the Exchange Act.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We incorporate by reference the information contained under the caption “Security Ownership of Certain Beneficial Owners and Directors and Officers” in our Definitive Proxy Statement for our 2012 Annual Meeting of Stockholders to be filed within 120 days after the end of the year covered by this Report pursuant to Regulation 14A under the Exchange Act.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

We incorporate by reference the information contained under the caption “Certain Relationships and Related Transactions” in our Definitive Proxy Statement for our 2012 Annual Meeting of Stockholders to be filed within 120 days after the end of the year covered by this Report pursuant to Regulation 14A under the Exchange Act.

ITEM 14.	Principal Accountant Fees and Services

We incorporate by reference the information contained under the caption “Ratification of Appointment of Independent Registered Public Accountant” in our Definitive Proxy Statement for our 2012 Annual Meeting of Stockholders to be filed within 120 days after the end of the year covered by this Report pursuant to Regulation 14A under the Exchange Act.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

1.	Consolidated Financial Statements

The Consolidated Financial Statements and related Notes thereto as set forth under Item 8 of this Report are incorporated herein by reference.

2.	Financial Statement Schedule

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

ICG Group, Inc.:

Under date of March 15, 2012, we reported on the consolidated balance sheets of ICG Group, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in equity, comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. The consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 15, 2012

The following financial statement schedule of ICG Group, Inc. for each of the years ended December 31, 2011, 2010 and 2009 should be read in conjunction with our Consolidated Financial Statements and related Notes thereto.

ICG GROUP, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2009, 2010 and 2011

(in thousands)

	Balance at the beginning of the year	Charged to costs and expenses		Charged to Other accounts	Write-offs	Balance at the end of the year
Allowance for Doubtful Accounts:
December 31, 2009	$721	$(166	) (a)	$343	$(308)	$590
December 31, 2010	$590	$293		$(39)	$(128)	$716
December 31, 2011	$716	$(7)		$—	$(93)	$616

(a)	Reserve of $79 was established upon acquisition of consolidated core company during 2009; reserve of $92 was eliminated upon sale of subsidiary assets during 2009.

3.	List of Exhibits

The following is a list of exhibits required by Item 601 of Regulation S-K filed as part of this Report. Where so indicated, exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

Exhibit Number	Document

2.1	Agreement of Merger, dated February 2, 1999, between Internet Capital Group, L.L.C. and the Company (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1, filed May 11, 1999 (File No. 333-78193)).

3.1.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form 8-A, filed August 4, 1999 (File No. 000-26989)).

3.1.2	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed March 31, 2003 (File No. 001-16249)).

3.1.3	Second Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed August 9, 2004 (File No. 001-16249)).

3.1.4	Third Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed June 22, 2011 (File No. 001-16249)).

3.2	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed June 22, 2011 (File No. 001-16249)).

4.1	Form of Certificate for Company Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2010, filed June 24, 2011 (File No. 001-16249)).

10.1	Amended and Restated 1999 Equity Compensation Plan of the Company (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed March 5, 2007 (File No. 001-16249)).*

10.2	Third Amended and Restated 2005 Omnibus Equity Compensation Plan of the Company (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2010, filed June 24, 2011 (File No. 001-16249)).*

10.3	ICG Amended and Restated Non-Management Director Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2010, filed June 24, 2011 (File No. 001-16249)).*

10.4	Amended and Restated Director Deferred Stock Unit Program of the Company (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2010, filed June 24, 2011 (File No. 001-16249)).*

10.5.1	Logistics.com, Inc. 2001 Equity Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed March 31, 2003 (File No. 001-16249)).*

10.5.2	Amendment No. 1 to the Logistics.com, Inc. 2001 Equity Compensation Plan (incorporated by reference to Exhibit 10.3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed March 31, 2003 (File No. 001-16249)).*

10.6	ICG 2011 Performance Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 14, 2011 (File No. 001-16249)).*

Exhibit Number	Document

10.7	Form of Company Restricted Share Agreement Without Performance Acceleration (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2010, filed June 24, 2011 (File No. 001-16249)).*

10.8	Form of Company Non-Management Director Restricted Share Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2010, filed June 24, 2011 (File No. 001-16249)).*

10.9	Form of Company Restricted Share Agreement With Performance Acceleration (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 16, 2005 (File No. 001-16249)).*

10.10	Form of Company Stock Option Certificate Without Performance Acceleration (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 16, 2005 (File No. 001-16249)).*

10.11	Form of Company Stock Option Certificate With Performance Acceleration (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 16, 2005 (File No. 001-16249)).*

10.12	Form of Company Non-Employee Director Initial Stock Option Certificate (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 16, 2005 (File No. 001-16249)).*

10.13	Form of Company Non-Employee Director Annual Stock Option Certificate (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 16, 2005 (File No. 001-16249)).*

10.14	Form of Company Stock Unit Award Agreement (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2010, filed June 24, 2011 (File No. 001-16249)).*

10.15	Form of Company Stock Appreciation Right Certificate (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2010, filed June 24, 2011 (File No. 001-16249)).*

10.16	Form of Company Non-Employee Director Stock Appreciation Right Certificate (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2010, filed June 24, 2011 (File No. 001-16249)).*

10.17.1	Employment Agreement, dated February 28, 2007, by and among Internet Capital Group Operations, Inc., the Company and Walter W. Buckley, III (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 5, 2007 (File No. 001-16249)).*

10.17.2	Amendment 2008-1 to the Employment Agreement, dated as of December 18, 2008, by and between Internet Capital Group Operations, Inc. and Walter W. Buckley, III (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed December 18, 2008 (File No. 001-16249)).*

10.17.3	Amendment 2010-1 to the Employment Agreement, dated as of June 18, 2010, by and between Internet Capital Group Operations, Inc. and Walter W. Buckley, III (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed June 24, 2010 (File No. 001-16249)).*

10.18	Restricted Share Agreement dated as of October 4, 2011 by and amount the Company, Internet Capital Group Operations, Inc. and Walter W. Buckley, III (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed November 8, 2011 (File No. 001-16249)).*

Exhibit Number	Document

10.19	Amended and Restated Letter Agreement, dated October 6, 2011, by and between the Company and R. Kirk Morgan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 7, 2011 (File No. 001-16249)).*

10.20.1	Employment Agreement, dated April 18, 2007, by and between the Company and Douglas A. Alexander (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 18, 2007 (File No. 001-16249)).*

10.20.2	Amendment 2008-1 to the Employment Agreement, dated as of December 18, 2008, by and between Internet Capital Group Operations, Inc. and Douglas A. Alexander (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed December 18, 2008 (File No. 001-16249)).*

10.20.3	Amendment 2010-1 to the Employment Agreement, dated as of June 18, 2010, by and between Internet Capital Group Operations, Inc. and Douglas A. Alexander (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed June 24, 2010 (File No. 001-16249)).*

10.21	Restricted Share Agreement dated as of October 4, 2011 by and amount the Company, Internet Capital Group Operations, Inc. and Douglas Alexander (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed November 8, 2011 (File No. 001-16249)).*

10.22	Form of Restrictive Covenant Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed July 28, 2005 (File No. 001-16249)).*

10.23.1	Amended and Restated Letter of Credit Agreement, dated as of December 18, 2009, by and between Comerica Bank, the Company, ICG Holdings, Inc. and Internet Capital Group Operations, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 22, 2009 (File No. 001-16249)).

10.23.2	Amendment to Amended and Restated Letter of Credit Agreement, dated as of December 17, 2010, by and between Comerica Bank, the Company, ICG Holdings, Inc. and Internet Capital Group Operations, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 21, 2010 (File No.001-16249)).

10.23.3	Second Amendment to Amended and Restated Letter of Credit Agreement, dated as of December 16, 2011, by and between Comerica Bank, the Company, ICG Holdings, Inc. and Internet Capital Group Operations, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 21, 2011 (File No.001-16249)).

10.24	Form of Agreement of Limited Partnership for the Company’s Carried Interest Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current report on Form 8-K, filed December 13, 2007 (File No. 001-16249)).*

10.25	Form of Limited Partnership Interest Grant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed December 13, 2007 (File No. 001-16249)).*

10.26	Company Compensation Clawback Policy (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2010, filed June 24, 2011 (File No. 001-16249)).*

11.1	Statement Regarding Computation of Per Share Earnings (included herein at Note 2-”Significant Accounting Policies” in the subsection “Net Income (Loss) Per Share” to the Consolidated Financial Statements and Note 17-”Net Income (Loss) Per Share” to the Consolidated Financial Statements).

14.1	Company Corporate Code of Conduct (incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K, filed June 22, 2011 (File No. 001-16249)).

21.1	Subsidiaries of ICG Group, Inc. (filed herewith).

Exhibit Number	Document

23.1	Consent of KPMG LLP (filed herewith).

31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	Agreement of Lease, dated June 30, 2003, between FV Office Partners, L.P. and Internet Capital Group Operations, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed August 14, 2003 (File No. 001-16249)).

99.2	First Amendment to Lease, dated November 20, 2003, between FV Office Partners, L.P. and Internet Capital Group Operations, Inc. (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004 (File No. 001-16249)).

99.3	Second Amendment to Lease, dated August 21, 2006, by and between Chesterbrook Partners, L.P. (as successor-in-interest to FV Office Partners, L.P.) and Internet Capital Group Operations, Inc. (incorporated by reference to Exhibit 10.33.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed March 16, 2007 (File No. 001-16249)).

99.4	Lease dated February 28, 2012 between Radnor Properties-555 LA, L.P. and Internet Capital Group Operations, Inc. (filed herewith).

99.5	Assignment and Consent dated February 28, 2012 among Crawford Advisors, LLC, Internet Capital Group Operations, Inc. and Radnor Properties-555 LA, L.P. (filed herewith).

101

The following financial information formatted in eXtensible Business Reporting Language (XBRL) from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed March 15, 2012:

(i) Consolidated Balance Sheets – December 31, 2011 and 2010, (ii) Consolidated Statements of Operations – Years Ended December 31, 2011, 2010 and 2009, (iii) Consolidated Statements of Changes in Equity – Years Ended December 31, 2011, 2010 and 2009, (iv) Consolidated Statements of Comprehensive Income (Loss) – Years Ended December 31, 2011, 2010 and 2009, (v) Consolidated Statements of Cash Flows – Year Ended December 31, 2011, 2010 and 2009 and (vi) Notes to Consolidated Financial Statements.**

*	Management contract or compensatory plan or arrangement.

**

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

Date: March 15, 2012	ICG GROUP, INC.

	By:	/s/ R. KIRK MORGAN
Name: R. Kirk Morgan
Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated, and on the date set forth above.

Signature	Title

/s/ WALTER W. BUCKLEY, III	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
Walter W. Buckley, III

/s/ R. KIRK MORGAN	Chief Financial Officer
R. Kirk Morgan	(Principal Financial and Accounting Officer)

/s/ DAVID J. ADELMAN	Director
David J. Adelman

/s/ DAVID J. BERKMAN	Director
David J. Berkman

/s/ THOMAS A. DECKER	Director
Thomas A. Decker

/s/ DAVID K. DOWNES	Director
David K. Downes

/s/ THOMAS P. GERRITY	Director
Thomas P. Gerrity

/s/ MICHAEL J. HAGAN	Director
Michael J. Hagan

/s/ PETER K. MILLER	Director
Peter K. Miller

/s/ PHILIP J. RINGO	Director
Philip J. Ringo