Form 10-Q
period 2012-03-31
ICG GROUP, INC.
filed 2012-05-10
CIK 1085621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012.

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

The number of shares of the Company’s Common Stock, $0.001 par value per share, outstanding as of May 7, 2012, was 37,240,924 shares.

ICG GROUP, INC.

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

During the periods presented in this Report, Procurian Inc. represented a sizable majority of our consolidated revenue. Accordingly, the occurrence of any of the above factors at Procurian Inc. could have a disproportionately significant adverse effect on our results, levels of activity, performance or achievements.

In light of the risks, uncertainties and assumptions outlined above, the forward-looking events discussed in this Report might not occur. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue” or the negative of such terms or other similar expressions. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this Report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a more detailed discussion of some of the risks and uncertainties relating to our financial condition, results of operations and/or business, see Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, as well as other reports and registration statements filed by us with the SEC.

Our Companies

The results of operations of our companies are reported within two segments: the “core” reporting segment and the “venture” reporting segment. Our core reporting segment includes the companies in which our management takes a very active role in providing strategic direction and management assistance. We own majority controlling equity positions in (and therefore consolidate the financial results of) four of those core companies; we call those companies our “consolidated core companies.” We acquired MSDSonline Holdings, Inc., one of our consolidated core companies, on March 30, 2012, and, accordingly, the financial position, but not the results of operations, of that company is included in our consolidated financial statements as of March 31, 2012. We generally own substantial minority equity positions (i.e., the largest equity positions) in our other core companies, which we call our “equity core companies.” We expect to devote relatively large initial amounts of capital to acquire stakes in core companies, particularly consolidated core companies, since any such acquisition would entail the deployment of cash and/or the issuance of ICG Group, Inc. Common Stock to purchase a large equity stake in a target with relatively strong financial characteristics and growth potential.

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

At March 31, 2012, our consolidated core companies consisted of:

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

MSDSonline Holdings, Inc. (“MSDSonline”)

MSDSonline offers an integrated suite of on-demand products and services that help companies manage hazardous chemicals and automate various reporting processes to streamline complex environmental, health and safety compliance requirements. MSDSonline’s products and services help businesses create safer work environments, save time, lower costs and reduce the risk and liability associated with meeting compliance requirements.

Procurian Inc. (f/k/a ICG Commerce Holdings, Inc.) (“Procurian”)

Procurian is a specialist in comprehensive procurement solutions that partners with transformational business leaders to drive sustainable changes to their cost structures on an accelerated basis. Procurian integrates superior market intelligence with its customers’ businesses to optimize spending and deliver savings.

At March 31, 2012, our equity core companies consisted of:

Channel Intelligence, Inc. (“Channel Intelligence”)

Channel Intelligence is a technology and marketing services company that helps retailers, manufacturers and other advertisers make their products and services easier for consumers to find and buy online and in local retail stores. Through its proprietary technologies and large product database, Channel Intelligence offers online marketing services and helps its customers support their consumers through all phases of the sales funnel, from lead generation to consideration to purchase and delivery.

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

At March 31, 2012, our venture companies consisted of:

Acquirgy, Inc. (“Acquirgy”)

Acquirgy specializes in direct response marketing services and technology that provide customers with a wide range of direct marketing solutions to help them market their products and services on the Internet and through other media channels such as television, radio, and print advertising.

GoIndustry-DoveBid plc (LSE.AIM:GOI) (“GoIndustry”)

GoIndustry is a leader in auction sales and valuations of used industrial machinery and equipment. GoIndustry combines traditional asset sales experience with innovative technology and advanced direct marketing to service the needs of multi-national corporations, insolvency practitioners, dealers and asset-based lenders around the world.

SeaPass Solutions Inc. (“SeaPass”)

SeaPass develops and markets processing solutions that enable insurance carriers, agents and brokers to transmit and receive data in real time by leveraging existing systems to interact automatically. The company’s technology allows information to be accessed in real time, which increases efficiency across all lines of the insurance business.

Item 1. Financial Statements

ICG GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Data)

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$66,271	$121,909
Restricted cash	173	133
Other receivables	—	22,679
Accounts receivable, net of allowance ($508-2012; $616-2011)	40,332	32,762
Deferred tax assets	613	613
Other assets from former equity company sale	6,986	—
Prepaid expenses and other current assets	4,351	2,835

Total current assets	118,726	180,931
Fixed assets, net of accumulated depreciation and amortization ($19,450-2012; $17,000-2011)	6,402	6,046
Ownership interests	46,362	39,052
Goodwill	45,577	22,538
Intangible assets, net	37,212	14,431
Deferred tax assets	31,297	31,940
Cost method investments	10,820	10,820
Other assets, net	1,289	1,062

Total Assets	$297,685	$306,820

Liabilities
Current Liabilities
Current maturities of long-term debt	$5,174	$4,759
Accounts payable	2,775	2,300
Accrued expenses	7,444	6,179
Accrued compensation and benefits	7,579	12,058
Deferred revenue	17,273	13,491

Total current liabilities	40,245	38,787
Long-term debt	9,718	10,761
Other liabilities	2,105	2,397

Total Liabilities	52,068	51,945

Redeemable noncontrolling interest (Note 13)	1,257	1,378

Equity
ICG Group, Inc.’s Stockholders’ Equity
Preferred stock, $0.01 par value; 10,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 2,000,000 shares authorized, 40,820 shares (2012) and 40,729 shares (2011) issued	41	41
Treasury stock, at cost, 3,584 shares (2012) and 3,281 shares (2011)	(23,279)	(20,619)
Additional paid-in capital	3,544,830	3,544,121
Accumulated deficit	(3,284,753)	(3,277,733)
Accumulated other comprehensive income	60	74

Total ICG Group, Inc.’s Stockholders’ Equity	236,899	245,884
Noncontrolling Interest	7,461	7,613

Total Equity	244,360	253,497

Total Liabilities, Redeemable noncontrolling interest and Equity	$297,685	$306,820

See accompanying Notes to Consolidated Financial Statements.

ICG GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended March,
	2012	2011
Revenues	$36,630	$33,954

Operating expenses
Cost of revenue	23,625	20,990
Selling, general and administrative	13,591	11,587
Research and development	3,314	3,129
Amortization of intangible assets	424	337
Impairment related and other	127	37

Total operating expenses	41,081	36,080

Operating income (loss)	(4,451)	(2,126)
Other income (loss), net	397	24,946
Interest income	137	84
Interest expense	(108)	(146)

Income (loss) before income taxes, equity loss and noncontrolling interest	(4,025)	22,758
Income tax (expense) benefit	(540)	(2,940)
Equity loss	(2,303)	(3,576)

Net income (loss)	(6,868)	16,242

Less: Net income attributable to the noncontrolling interest	152	352

Net income (loss) attributable to ICG Group, Inc.	$(7,020)	$15,890

Basic income (loss) per share attributable to ICG Group, Inc.	$(0.19)	$0.43

Shares used in computation of basic income (loss) per share	36,156	36,944

Diluted income (loss) per share attributable to ICG Group, Inc.	$(0.19)	$0.42

Shares used in computation of diluted income (loss) per share	36,156	37,991

Net income (loss)	$(6,868)	$16,242

Other comprehensive income (loss)
Other accumulated other comprehensive income (loss)	(14)	(20)

Comprehensive income (loss)	(6,882)	16,222
Less: Comprehensive income attributable to the noncontrolling interest	138	332

Comprehensive income (loss) attributable to ICG Group, Inc.	$(7,020)	$15,890

See accompanying Notes to Consolidated Financial Statements.

ICG GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In Thousands, Except Per Share Data)

(Unaudited)

	ICG Group, Inc. Stockholders’ Equity
			Treasury Stock,		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non- controlling Interest	Total
	Common Stock		at cost
	Shares	Amount	Shares	Amount
Balance as of December 31, 2010	39,439	$39	(2,440)	$(12,031)	$3,541,044	$(3,305,299)	$54	$4,622	$228,429
Equity-based compensation expense related to stock appreciation rights and stock options	—	—	—	—	508	—	—	—	508
Equity-based compensation expense related to deferred stock units	—	—	—	—	85	—	—	—	85
Equity-based compensation expense related to restricted stock	—	—	—	—	35	—	—	—	35
Issuance of deferred stock units to directors	63	—	—	—	49	—	—	—	49
Exercise of stock appreciation rights and stock options, net of surrenders	19	1	—	—	(133)	—	—	—	(132)
Impact of redeemable noncontrolling interest accretion	—	—	—	—	(101)	—	—	—	(101)
Impact of subsidiary equity transactions	—	—	—	—	(25)	—	—	452	427
Noncontrolling owners share of Accumulated Other Comprehensive Income of consolidated subsidiary	—	—	—	—	—	—	(20)	20	—
Net income (loss)	—	—	—	—	—	15,890	—	408	16,298

Balance as of March 31, 2011	39,521	$40	(2,440)	$(12,031)	$3,541,462	$(3,289,409)	$34	$5,502	$245,598

Balance as of December 31, 2011	40,729	$41	(3,281)	$(20,619)	$3,544,121	$(3,277,733)	$74	$7,613	$253,497
Equity-based compensation expense related to stock appreciation rights and stock options	—	—	—	—	608	—	—	—	608
Equity-based compensation expense related to deferred stock units	—	—	—	—	159	—	—	—	159
Equity-based compensation expense related to restricted stock	—	—	—	—	690	—	—	—	690
Issuance of deferred stock units and restricted stock, net of forfeitures	64	—	—	—	29	—	—	—	29
Exercise of stock options	27	—	—	—	227	—	—	—	227
Impact of redeemable noncontrolling interest accretion	—	—	—	—	(69)	—	—	—	(69)
Impact of incremental acquisition of consolidated subsidiary	—	—	—	—	(1,082)	—	—	(365)	(1,447)
Impact of subsidiary equity transactions	—	—	—	—	147	—	—	13	160
Repurchase of common stock	—	—	(303)	(2,660)	—	—	—	—	(2,660)
Noncontrolling owners share of Accumulated Other Comprehensive Income of consolidated subsidiary	—	—	—	—	—	—	(14)	14	—
Net income (loss)	—	—	—	—	—	(7,020)	—	186	(6,834)

Balance as of March 31, 2012	40,820	$41	(3,584)	$(23,279)	$3,544,830	$(3,284,753)	$60	$7,461	$244,360

See accompanying Notes to Consolidated Financial Statements.

ICG GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Operating Activities
Net income (loss)	$(6,868)	$16,242
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	1,274	1,126
Impairment related and other	127	37
Other (income) loss	(397)	(24,946)
Equity loss	2,303	3,576
Equity-based compensation	1,646	734
Deferred income taxes	643	2,696
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(4,330)	(1,673)
Tax receivable	—	6,314
Prepaid expenses and other assets	(676)	(186)
Accounts payable	231	(4)
Accrued expenses	910	150
Accrued compensation and benefits	(4,828)	(9,100)
Deferred revenue	1,397	(293)
Other liabilities	(237)	(59)

Cash flows provided by (used in) operating activities	(8,805)	(5,386)
Investing Activities
Capital expenditures, net	(968)	(777)
Advanced deposits for acquisition of fixed assets	(583)	31
Change in restricted cash	(40)	37
Proceeds from sales of ownership interests	15,901	51,347
Ownership acquisitions, net of cash acquired	(56,803)	(3,026)

Cash flows provided by (used in) investing activities	(42,493)	47,612
Financing Activities
Acquisition of noncontrolling interest in subsidiary equity	(1,447)	—
Borrowings of long-term debt	1,008	238
Repayment of long-term debt and capital lease obligations	(1,604)	(1,291)
Purchase of treasury stock	(2,660)
Tax withholdings related to equity-based awards	—	(134)
Cash received for stock option exercises	227	2
Other financing activities	26	(16)

Cash flows provided by (used in) financing activities	(4,450)	(1,201)
Effect of exchange rates on cash	110	94

Net increase (decrease) in cash and cash equivalents	(55,638)	41,119
Cash and cash equivalents at beginning of period	121,909	92,438

Cash and cash equivalents at end of period	$66,271	$133,557

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. The Company

Description of the Company

ICG Group, Inc. (together with its subsidiaries, “ICG”) acquires and builds Internet software and services companies that improve the productivity and efficiency of their business customers. Founded in 1996, ICG devotes its expertise and capital to maximizing the success of those companies.

Basis of Presentation

The Consolidated Financial Statements contained herein (the “Consolidated Financial Statements”) include the accounts of ICG Group, Inc. and its wholly-owned subsidiaries, wholly-controlled subsidiaries and majority-owned subsidiaries.

ICG’s Consolidated Balance Sheets included the financial position of the following majority-owned subsidiaries:

March 31, 2012	December 31, 2011
GovDelivery	GovDelivery
InvestorForce	InvestorForce
MSDSonline (1)	Procurian
Procurian

ICG’s Consolidated Statements of Operations and Comprehensive Income (Loss) (its “Consolidated Statements of Operations”) include the results of the following majority-owned subsidiaries:

Three Months Ended
March 31, 2012	March 31, 2011
GovDelivery	GovDelivery
InvestorForce	InvestorForce
Procurian	Procurian

(1)

ICG acquired 96% of MSDSonline on March 30, 2012 and it began consolidating the financial position of that company as of that date. The results of operations of MSDSonline from the date of acquisition through March 31, 2012 were immaterial; the results of operations of MSDSonline will be included in ICG’s Consolidated Statements of Operations beginning on April 1, 2012. See Note 3, “Goodwill and Intangibles Assets,” for additional information regarding ICG’s acquisition of MSDSonline.

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

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. Significant Accounting Policies – (Continued)

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

Equity Method. Companies that are not consolidated, but over which ICG exercises significant influence, are accounted for under the equity method of accounting and are referred to in the Notes to Consolidated Financial Statements as “equity method companies.” The determination as to whether or not ICG exercises significant influence with respect to a company depends on an evaluation of several factors, including, among others, representation on that company’s board of directors, the level of ICG’s ownership of that company’s equity interests (which is generally between a 20% and a 50% interest in the voting securities of an equity method company) and voting rights associated with those equity interests. Under the equity method of accounting, a company’s accounts are not reflected in ICG’s Consolidated Balance Sheets and Statements of Operations. ICG’s share of the earnings and/or losses of the company, as well as any adjustments resulting from prior period finalizations of equity income/losses, are reflected in the line item “Equity loss” in ICG’s Consolidated Statements of Operations. For the three months ended March 31, 2012, there were no material finalization adjustments. The carrying values of ICG’s equity method companies are reflected in the line item “Ownership interests” in ICG’s Consolidated Balance Sheets.

When ICG’s carrying value in an equity method company is reduced to zero, no further losses are recorded in ICG’s Consolidated Financial Statements unless ICG has guaranteed obligations of the equity method company or has committed to additional funding. When the equity method company subsequently reports income, ICG will not record its share of that income until it equals the amount of its share of losses not previously recognized.

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

Changes in Ownership Interests

Any changes in ICG’s ownership interest in a consolidated subsidiary in which ICG maintains control is recognized as an equity transaction, and appropriate adjustments are made to both ICG’s additional paid-in capital and the corresponding noncontrolling interests. If control is lost, any retained interest is measured at fair value, and a gain or loss is recognized in ICG’s Consolidated Statements of Operations at that time. In addition, to the extent ICG maintains a smaller equity ownership, the accounting method used for that company would be changed to the equity or cost method of accounting, as appropriate, for subsequent periods.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. Significant Accounting Policies – (Continued)

An increase in ICG’s ownership interest in an equity method company over which ICG maintains significant influence is accounted for as a step acquisition, with an allocation of the excess purchase price to the fair value of the net assets acquired. A decrease in ICG’s ownership interest in an equity method company over which ICG maintains significant influence is accounted for as a dilution gain or loss in ICG’s Consolidated Statements of Operations and reflects the difference between ICG’s share of the underlying net assets of that company prior to the relevant change in ownership and ICG’s share of the underlying net assets of that company subsequent to the relevant change in ownership. When a change occurs that results in a loss of the ability to exercise significant influence over an equity method company, ICG discontinues equity method accounting and applies the cost method of accounting as of the date that the ability to exercise significant influence was lost. A change resulting in an increase in ICG’s ownership interest in an equity method company to that of a controlling financial interest is accounted for as a step acquisition, with an allocation of the purchase price to the fair value of the net assets acquired. ICG remeasures its previously held ownership interest in a company that was previously not consolidated at the acquisition date fair value; any gain or loss resulting from this remeasurement is recognized in ICG’s Consolidated Statements of Operations at that time. In addition, ICG begins to include the financial position and operating results of the newly-consolidated subsidiary in its Consolidated Financial Statements from the date ICG obtains the controlling financial interest in that subsidiary.

Any change in ICG’s ownership interest in a cost method company resulting in ICG’s ability to exercise significant influence over that company or in ICG’s obtaining a controlling financial interest in that company is accounted for with a retroactive adjustment of ICG’s ownership interest for ICG’s share of the past results of the former cost method company’s operations. Therefore, prior results of operations of the former cost method company could change the value of ICG’s ownership interest on its Consolidated Balance Sheets at the time of any such retroactive adjustment; moreover, any such change could be significant. An increase in ICG’s ownership interest in a cost method company that results in accounting for that company using the equity method of accounting or the consolidation of that company by ICG also results in an allocation of the purchase price to the fair value of the net assets acquired. Consistent with the accounting for an equity method company, if ICG’s ownership interest in a cost method company increases to that of a controlling financial interest, ICG remeasures its previously held ownership interest at the acquisition date fair value and recognizes any gain or loss resulting from this remeasurement in its Consolidated Statements of Operations at that time. In addition, ICG begins to include the financial position and operating results of the newly-consolidated subsidiary in its Consolidated Financial Statements from the date ICG obtains the controlling financial interest in that company.

Issuances of Stock by Consolidated Subsidiaries and Equity Method Companies

The effects of any changes in ICG’s equity ownership interest in a company accounted for under the consolidation or equity method of accounting resulting from the issuance of additional equity interests by that company are accounted for as a disposition of shares by ICG. The difference between the carrying amount of ICG’s ownership interest in a company and the underlying net book value of that company after the issuance of stock by that company is reflected as an equity transaction in ICG’s Consolidated Statements of Changes in Equity (in the case of consolidated subsidiaries), or as a gain or loss in ICG’s Consolidated Statements of Operations (in the case of companies accounted for under the equity method).

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. Significant Accounting Policies – (Continued)

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results could materially differ from those estimates. Those estimates include evaluation of ICG’s convertible debt and equity holdings, including holdings in marketable securities, asset impairment, revenue recognition, income taxes and commitments and contingencies. Those estimates and assumptions are based on management’s best judgments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, such as the current economic environment, that management believes to be reasonable under the circumstances. Management adjusts those estimates and assumptions when facts and circumstances dictate that it is necessary or appropriate to do so. Uncertain market conditions and stagnant information technology spending have combined to increase the uncertainty inherent in those estimates and assumptions. It is reasonably possible that ICG’s accounting estimates with respect to the ultimate recoverability of ICG’s ownership interests in convertible debt and equity holdings, goodwill and the useful life of intangible assets could change in the near term and that the effect of such changes on the Consolidated Financial Statements could be material. Management believes the recorded amounts of ownership interests, goodwill, intangible assets and cost method investments were not impaired at March 31, 2012.

Ownership Interests, Goodwill, Intangible Assets and Cost Method Investments

ICG evaluates its carrying value in equity method companies and cost method companies continuously to determine whether an other-than-temporary decline in the fair value of any such company exists and should be recognized. In order to make this determination with respect to a company, ICG considers that company’s achievement of its business plan objectives and milestones, the fair value of its ownership interest in that company (which, in the case of any company listed on a public stock exchange, is the quoted stock price of the relevant ownership interest), the financial condition and prospects of that company, and other relevant factors. The business plan objectives and milestones ICG considers include, among others, those related to financial performance, such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature, such as obtaining key business partnerships or the hiring of key employees. Impairment charges are determined by comparing ICG’s carrying value of a company with its estimated fair value. Fair value is determined by using a combination of estimating the cash flows related to the relevant asset, including estimated proceeds on disposition, and an analysis of market price multiples of companies engaged in lines of business similar to the company being evaluated. ICG concluded that the carrying value of its equity and cost method companies was not impaired as of March 31, 2012 and December 31, 2011.

ICG tests goodwill for impairment annually during the fourth quarter of each year, or more frequently as conditions warrant, and tests intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. ICG concluded that its goodwill and intangible assets were not impaired as of December 31, 2011. Additionally, there were no events or circumstances during the three months ended March 31, 2012 that indicated that the carrying amount of ICG’s goodwill and intangible assets may not be recoverable.

Revenue Recognition

During the three-month periods ended March 31, 2012 and 2011, ICG’s consolidated revenue was attributable to Procurian, GovDelivery and InvestorForce.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. Significant Accounting Policies – (Continued)

Procurian generates revenue from strategic sourcing and procurement management services. Procurement management services include services and technology designed to help companies achieve unit cost savings and process efficiencies. Procurian earns fees for implementation services, start-up services, content and category management (which may include sourcing, as described below), buying center management fees, and certain transaction fees. Procurian estimates the total contract value (excluding transaction fees and gain-share fees) under the contractual arrangements it has with its customers and generally recognizes revenue under those arrangements on a straight-line basis over the term of the relevant contract, which approximates the life of the customer relationship. Additionally, performance-based fees are deferred until the contingency is achieved or it is determined from existing data and past experience that the savings will be achieved and then are generally recognized on a straight-line basis over the life of the contract, which approximates the life of the customer relationship. Sourcing programs are engagements in which Procurian negotiates prices from certain suppliers on behalf of its customers in certain categories in which Procurian has sourcing expertise. Under sourcing programs, either the customer pays a fixed fee or a gain-share amount for use of the negotiated rates. In fixed-fee sourcing arrangements, revenue is recognized on a proportional performance basis, provided that there is no uncertainty as to Procurian’s ability to fulfill its obligations under the contract or provide other services that are to be rendered under the contract.

GovDelivery revenue consists of nonrefundable setup fees and monthly maintenance and hosting fees. Those fees generally are deferred and recognized as the services are performed, which is typically over the service term. Costs related to performing setup services are expensed as incurred.

InvestorForce generates revenue from license fees earned in connection with hosted services, setup fees and support and maintenance fees, as well as professional services fees. Hosted services primarily consist of data aggregation, performance calculation, real-time analysis and automated production of performance reports for the institutional investment community. Generally, InvestorForce charges its clients minimum quarterly base fees for hosted services. Those minimum fees are recognized on a prorated basis over the service term. As the volume of client accounts increases, additional fees apply. Those additional fees are recognized in the period in which account volumes exceed the contract minimum. Setup and support and maintenance fees are deferred and recognized ratably over the service term. Revenue from professional services, which consist of the creation of custom platform enhancements, is recognized when the platform is delivered to, and can be used by, the customer.

Concentration of Customer Base and Credit Risk

For the three months ended March 31, 2012, none of ICG’s companies’ customers represented more than 10% of ICG’s consolidated revenue. For the three months ended March 31, 2011, one customer of Procurian represented approximately 10% of ICG’s consolidated revenue.

Commitments and Contingencies

From time to time, ICG and its companies are involved in various claims and legal actions arising in the ordinary course of business. ICG does not expect any liability with respect to any legal claims or actions that would materially affect its consolidated financial position or cash flows.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued accounting guidance that permits an entity to first assess qualitative factors regarding whether it is more likely than not that an impairment to the entity’s goodwill exists as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Previous accounting guidance required an entity to test goodwill for impairment on at least an annual basis by comparing the fair value of a reporting unit with its carrying amount including goodwill before performing the second step of the test to measure the amount of the impairment loss, if any. The guidance became effective for ICG on January 1, 2012 and did not have a significant impact on the Consolidated Financial Statements.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. Significant Accounting Policies – (Continued)

In June 2011, the FASB issued accounting guidance related to the presentation of other comprehensive income (loss) and its components in the financial statements. The guidance provides two options for presenting the total of comprehensive income (loss), the components of net income (loss) and the components of other comprehensive income (loss). The guidance became effective for ICG on January 1, 2012 and did not have a significant impact on the Consolidated Financial Statements. ICG has revised the presentation of the Consolidated Financial Statements to conform to the guidance.

In May 2011, the FASB issued accounting guidance that results in common fair value measurement and disclosure requirements in financial statements governed by GAAP and International Financial Reporting Standards. The guidance changes the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements and clarifies the FASB’s intent regarding the application of existing fair value measurement requirements. The guidance became effective for ICG on January 1, 2012 and did not have a significant impact on the Consolidated Financial Statements.

3. Goodwill and Intangibles Assets

Acquisitions

On March 30, 2012, ICG acquired 96% of the equity of MSDSonline; the acquisition was accounted for under the acquisition method. ICG will allocate the purchase price to the acquired tangible and identifiable intangible assets and liabilities based upon their respective fair values at the date of acquisition. The following is an estimate of that allocation, which ICG is currently in the process of finalizing (in thousands):

Net assets acquired:
Goodwill	$23,039
Customer lists (7 year life)	13,823
Technology (5 year life)	9,215
Other net assets (liabilities)	2,203

48,280
Redeemable noncontrolling interest	(153)

$48,127

It is expected that each of the components of the above allocation will change upon the finalization of ICG’s acquisition accounting. ICG has estimated goodwill and intangible assets related to the acquisition of MSDSonline and included those estimates in its consolidated balance sheet and the tables in this Note 3 as of March 31, 2012. ICG anticipates that its acquisition accounting related to the acquisition of MSDSonline will be complete by June 30, 2012.

Because MSDSonline was acquired on March 30, 2012, the results of its operations for the one-day period from the acquisition date through March 31, 2012 were immaterial to ICG and are therefore not included in ICG’s Consolidated Statements of Operations for the three months ended March 31, 2012. If ICG had consolidated MSDSonline for the three months ended March 31, 2012, the revenue, net income (loss) and net income (loss) per diluted share in ICG’s Consolidated Statements of Operations for the three months ended March 31, 2012 would have been $40.4 million, $(7.1) million and $(0.20) per diluted share, respectively. If ICG had consolidated MSDSonline for the three months ended March 31, 2011, the revenue, net income (loss) and net income (loss) per diluted share in ICG’s Consolidated Statements of Operations for the three months ended March 31, 2011 would have been $36.8 million, $15.8 million and $0.42 per diluted share, respectively.

MSDSonline derives revenues from three sources: (1) subscription fees, (2) professional services fees and (3) compliance solutions project fees. The vast majority of MSDSonline’s revenues are derived from subscription fees from customers accessing the company’s database and web-based tools; that revenue is recognized ratably over the applicable contract term, beginning on the contract implementation date. MSDSonline also generates (a) professional services fees from compiling its customers’ online libraries of material safety data sheet documents and indexing those documents for the customers’ use and (b) fees from training and compliance services projects; the revenue derived from those fees is recognized on a percentage of completion basis over the applicable project’s timeline.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Goodwill and Intangibles Assets – (Continued)

Goodwill

The following table summarizes the activity related to ICG’s goodwill (in thousands):

Goodwill at December 31, 2011	$22,538
Estimated increase in goodwill due to MSDSonline acquisition on March 30, 2012	23,039

Goodwill at March 31, 2012	$45,577

As of March 31, 2012 and December 31, 2011, all of ICG’s goodwill was allocated to the core segment.

Intangible Assets

The following table summarizes ICG’s intangible assets (in thousands):

		As of March 31, 2012
Intangible Assets	Useful Life	Gross Carrying Amount Related to Continuing Operations	Accumulated Amortization	Net Carrying Amount
Customer relationships	3-11 years	$27,140	$(2,660)	$24,480
Trademarks/trade names	3-11 years	1,714	(289)	1,425
Technology	5-10 years	10,774	(187)	10,587
Non-compete agreements	2-5 years	336	(51)	285
Intellectual property	5 years	41	(6)	35

		40,005	(3,193)	36,812
Other intellectual property	Indefinite	400	—	400

		$40,405	$(3,193)	$37,212

		As of December 31, 2011
Intangible Assets	Useful Life	Gross Carrying Amount Related to Continuing Operations	Accumulated Amortization	Net Carrying Amount
Customer relationships	3-11 years	$13,317	$(2,344)	$10,973
Trademarks/trade names	3-11 years	1,547	(243)	1,304
Technology	10 years	1,559	(149)	1,410
Non-compete agreements	2-5 years	336	(29)	307
Intellectual property	5 years	41	(4)	37

		16,800	(2,769)	14,031
Other intellectual property	Indefinite	400	—	400

		$17,200	$(2,769)	$14,431

Included in the above information as of March 31, 2012 are estimated intangible assets associated with the acquisition of MSDSonline on March 30, 2012. No amortization expense related to those estimated intangible assets was recorded during the three months ended March 31, 2012 since the amortization expense related to the one-day period from the acquisition date through March 31, 2012 was immaterial.

Amortization expense for intangible assets during the three-month periods ended March 31, 2012 and 2011 was $0.4 million and $0.3 million, respectively. ICG amortizes intangibles using the straight line method.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Goodwill and Intangibles Assets – (Continued)

Remaining estimated amortization expense is as follows (in thousands):

2012 (remaining nine months)	$4,185
2013	$5,560
2014	$5,508
2015	$5,432
2016	$5,402
Thereafter	$10,725

Remaining amortization expense	$36,812

Impairments

ICG completes its annual impairment testing in the fourth quarter of each year, or more frequently as conditions warrant. There were no impairment charges related to goodwill or intangible assets associated with ICG’s consolidated subsidiaries during the three-month periods ended March 31, 2012 and 2011.

4. Consolidated Core Companies

During the three months ended March 31, 2012, ICG acquired an additional equity ownership interest (totaling slightly less than 1%) in Procurian through the purchase of Procurian common stock from former Procurian employees for aggregate consideration of $1.4 million. The increase in ICG’s equity ownership interest in Procurian resulted in an increase in ICG’s controlling interest and a corresponding decrease in noncontrolling interest ownership. Accordingly, ICG recorded a decrease during the three months ended March 31, 2012 of $0.4 million to “Noncontrolling Interest” in ICG’s Consolidated Balance Sheets. The remaining purchase price of $1.1 million was recorded as a decrease to “Additional paid-in capital” in ICG’s Consolidated Balance Sheets as of March 31, 2012. This transaction is also included in the line item “Impact of incremental acquisition of consolidated subsidiary” in ICG’s Consolidated Statements of Changes in Equity for the three months ended March 31, 2012.

Similar to the impact of the acquisition of additional equity ownership in Procurian, other changes to ICG’s equity ownership interests in its consolidated core companies result in adjustments to “Additional paid-in capital” and “Noncontrolling Interest” in ICG’s Consolidated Balance Sheets. Those changes are the result of equity issuances (including equity issuances in connection with acquisitions), exercises of outstanding stock options and other equity-based compensation award activity at ICG’s consolidated core companies. The impact of changes to ICG’s equity ownership interests in its consolidated core companies (excluding the acquisition of additional equity ownership interests in Procurian discussed above) on ICG’s additional paid-in capital, which is included in the line item “Impact of subsidiary equity transactions” in ICG’s Consolidated Statements of Changes in Equity for the three months ended March 31, 2012 and 2011, is as follows:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
GovDelivery	$24	$8
InvestorForce	$1	$(368)
Procurian	$122	$335

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. Consolidated Core Companies – (Continued)

The impact of those changes to the noncontrolling interest are also included in the line item “Impact of subsidiary equity transactions” in ICG’s Consolidated Statements of Changes in Equity for the three months ended March 31, 2012 and 2011, and are as follows:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
InvestorForce	$—	$369
Procurian	$13	$83

5. Ownership Interests and Cost Method Investments

Equity Method Companies

The following unaudited summarized financial information relates to ICG’s companies accounted for under the equity method of accounting as of March 31, 2012 and December 31, 2011 and for the three-month periods ended March 31, 2012 and 2011. This aggregate information has been compiled from the financial statements of those companies.

Balance Sheets (Unaudited)

	March 31, 2012 (1)	December 31, 2011 (2)
	(in thousands)
Cash and cash equivalents	$20,254	$13,687
Other current assets	29,254	28,767
Non-current assets	69,890	69,218

Total assets	119,398	$111,672

Current liabilities	$50,981	$47,125
Non-current liabilities	7,078	10,770
Long-term debt	20,980	18,959
Stockholders’ equity	40,359	34,818

Total liabilities and stockholders’ equity	$119,398	$111,672

Total carrying value	$46,362	$39,052

(1)	Includes (ICG voting ownership): Acquirgy (25%), Channel Intelligence (49%), Freeborders (31%), GoIndustry (26%), SeaPass (38%) and WhiteFence (36%).
(2)	Includes (ICG voting ownership): Acquirgy (25%), Channel Intelligence (49%), Freeborders (31%), GoIndustry (26%), SeaPass (26%) and WhiteFence (36%).

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. Ownership Interests and Cost Method Investments – (Continued)

As of March 31, 2012, ICG’s aggregate carrying value in equity method companies exceeded ICG’s share of the net assets of those equity method companies by approximately $34.3 million. Of this excess, $28.5 million was allocated to equity method goodwill, which is not amortized, and $5.8 million was allocated to equity method intangibles, which are generally being amortized over three to seven years. As of December 31, 2011, ICG’s aggregate carrying value in equity method companies exceeded ICG’s share of the net assets of these equity method companies by approximately $28.4 million. Of this excess, $24.6 million was allocated to equity method goodwill, which is not amortized, and $3.8 million was allocated to equity method intangibles, which are generally being amortized over three to seven years.

Results of Operations (Unaudited)

	Three Months Ended March 31,
	2012 (1)	2011 (2)
	(in thousands)
Revenue	$31,007	$50,112

Net income (loss)	$(5,467)	$(9,896)

Equity income (loss) excluding impairments and amortization of intangible assets	$(2,038)	$(2,990)
Amortization of intangible assets	(265)	(586)

Total equity income (loss)	$(2,303)	$(3,576)

(1)	Includes Acquirgy, Channel Intelligence, Freeborders, GoIndustry, SeaPass and WhiteFence.
(2)

Includes Acquirgy, Channel Intelligence, ClickEquations, Inc. (“ClickEquations”), Freeborders, GoIndustry, Metastorm Inc. (“Metastorm”) (to February 17, 2011, the date of disposition), SeaPass, StarCite, Inc. (“StarCite”) and WhiteFence.

Impairments – Equity Companies

ICG performs ongoing business reviews of its equity and cost method companies to determine whether ICG’s carrying value in those companies is impaired. ICG determined its carrying value in its equity and cost method companies was not impaired during the three months ended March 31, 2012 and 2011.

Other Equity Company Information

During the three months ended March 31, 2012, ICG participated in a follow-on financing transaction for SeaPass. At that time, ICG acquired $9.0 million of SeaPass preferred stock; as a result of the transaction, ICG’s ownership in SeaPass increased from 26% to 38%. ICG completed a purchase price allocation related to this transaction, which resulted in an allocation of the purchase price to equity method intangibles that will be amortized over five years and equity method goodwill, which is not amortized.

On February 17, 2011, Metastorm, one of ICG’s equity core companies, was sold to Open Text Corporation. ICG’s portion of the sale proceeds was $53.0 million; $51.3 million of those proceeds were received at closing on February 17, 2011, and the remaining proceeds were placed in escrow in connection with a customary indemnification holdback. ICG recorded a gain on the Metastorm sale of $24.9 million; that gain is included in the line item “Other income (loss), net” on ICG’s Consolidated Statements of Operations for the year ended December 31, 2011. In November 2011, ICG received $1.1 million of escrowed proceeds, which ICG recorded as a gain during the year ended December 31, 2011. In March 2012, ICG received $0.2 million of escrowed proceeds, representing the final distribution of escrowed proceeds. ICG recorded that amount as a gain, which is included in the line item “Other income (loss), net” in ICG’s Consolidated Statements of Operations for the three months ended March 31, 2012.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. Ownership Interests and Cost Method Investments – (Continued)

On December 30, 2011, StarCite, one of ICG’s equity method companies, was sold to The Active Network, Inc. (“Active”) (NYSE: ACTV) for consideration consisting of $15.8 million of cash and 668,755 shares of Active common stock valued at $9.1 million, based on the $13.60 closing price of the stock on December 30, 2011. Approximately $0.1 million of the cash consideration and 102,199 shares of the stock consideration were placed in escrow to satisfy potential indemnity claims. Additionally, 52,893 shares of the stock consideration would have been received if the closing price of Active’s stock did not exceed certain thresholds following the closing; ICG will not receive that contingent stock consideration since the stipulated price thresholds were achieved.

As of December 31, 2011, ICG had not received the consideration related to this transaction. Accordingly, ICG recorded a receivable in the amount of $22.7 million that is reflected in the line item “Other receivables” on ICG’s Consolidated Balance Sheets as of December 31, 2011. That amount represented cash of $15.7 million and Active common stock valued at $7.0 million, based on the $13.60 closing stock price of Active on December 30, 2011. During the three months ended March 31, 2012, ICG received the cash consideration of $15.7 million and 513,663 unregistered shares of Active common stock. The value of the unregistered shares of Active common stock of $7.0 million, based on the $13.60 closing stock price on the transaction date, was included in the line item “Other assets from former equity company sale” in ICG’s Consolidated Balance Sheets as of March 31, 2012.

On April 5, 2012, the previously unregistered shares of Active common stock were registered with the SEC, and ICG recorded an adjustment to reflect those shares at fair value based on the closing price of Active common stock of $16.84 on that date. That adjustment resulted in an increase in the value of the Active common stock and an increase in accumulated other comprehensive income as of the date of registration that will be recorded in the three and six months ending June 30, 2012. Following the registration of the shares of Active common stock, ICG sold the majority of those shares and will recognize a gain that will be included in the line item “Other income (loss), net” in the Consolidated Statements of Operations for the three and six months ended June 30, 2012. ICG expects to sell its remaining holdings in Active common stock in the near term.

Cost Method Investments

ICG’s carrying value of its holdings in cost method companies was $10.8 million as of both March 31, 2012 and December 31, 2011. Those amounts are reflected in the line item “Cost method investments” on ICG’s Consolidated Balance Sheets as of the relevant dates.

ICG owns approximately 9% of Anthem Ventures Fund, L.P. (formerly eColony, Inc.) and Anthem Ventures Annex Fund, L.P. (collectively, “Anthem”), which invest in technology companies. ICG acquired its interest in Anthem in 2000. ICG currently has no carrying value in Anthem. Accordingly, the receipt of distributions from Anthem by ICG, if any, would result in a gain at the time ICG receives those distributions.

Escrow Information

As of March 31, 2012, ICG had 101,476 unregistered shares of Active common stock remaining in escrow; the stock was valued at $1.4 million, based on the closing price of Active common stock on December 30, 2011, the transaction date. As of March 31, 2012, ICG also had 13,069 shares of IntercontinentalExchange, Inc. (“ICE”) common stock remaining in escrow related to the sale of a former cost method company in 2008; the stock was valued at $1.8 million based on the March 31, 2012 closing price of ICE common stock. Additionally, ICG had outstanding aggregate cash proceeds, subject to ongoing indemnity claims, of $0.7 million associated with escrowed proceeds from sales of other former equity method and cost method companies. The release of additional escrowed proceeds, if any, to ICG would result in additional gains at the time ICG is entitled to such proceeds, the amount is fixed or determinable and realization is assured.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. Financial Instruments

Derivative Financial Instruments

During the three months ended March 31, 2011, Procurian utilized average rate currency options with quarterly expirations to mitigate the risk of currency fluctuations at Procurian’s operations in the United Kingdom, Europe, Asia and South America. The net mark-to-market adjustments recognized by Procurian are detailed in the table below and represent the premiums paid for the options by Procurian, as well as the change in value of the options related to the fluctuation of exchange rates during the relevant period.

During the three months ended March 31, 2012 and 2011, Procurian was party to an interest rate swap hedge agreement with PNC Bank to mitigate the risk of fluctuations in the variable interest rate related to Procurian’s term loan with PNC Bank. The net mark-to-market adjustments recognized by Procurian are detailed in the table below and represent the change in value of the swap related to the fluctuations in the applicable interest rates during the relevant periods. This instrument is set to mature in 2015. See Note 7, “Debt.”

The following table presents the classifications and fair values of our derivative instruments as of March 31, 2012 and December 31, 2011 (in thousands):

Consolidated Balance Sheets
Derivatives	Classification	March 31, 2012	December 31, 2011
Interest rate swap	Accrued expenses	$(24)	$(36)

The following table presents the mark-to-market impact on earnings resulting from ICG’s hedging activities for the three months ended March 31, 2012 and 2011, respectively (in thousands):

Consolidated Statements of Operations
		Three months ended March 31,
Derivatives	Classification	2012	2011
Average rate currency options	Other income (loss), net	$—	$(148)
Interest rate swap	Interest income	$12	$23

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

(Unaudited)

6. Financial Instruments – (Continued)

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

The fair value hierarchy of ICG’s financial assets measured at fair value on a recurring basis at March 31, 2012 and December 31, 2011 were as follows (in thousands):

	Asset (liability) at March 31, 2012	Valuation Technique (Approach)	Level 1	Level 2	Level 3
Cash equivalents (money market accounts and commercial paper investments)	$57,759	Market	$57,759	$—	$—
Hedges of interest rate risk (1)	(24)	Market	—	(24)	—
Acquisition contingent consideration obligations	(1,197)	Income	—	—	(1,197)

	$56,538		$57,759	$(24)	$(1,197)

	Asset (liability) at December 31, 2011	Valuation Technique (Approach)	Level 1	Level 2	Level 3
Cash equivalents (money market accounts and commercial paper investments)	$111,775	Market	$111,775	$—	$—
Hedges of interest rate risk (1)	(36)	Market	—	(36)	—
Acquisition contingent consideration obligations	(1,197)	Income	—	—	(1,197)

	$110,542		$111,775	$(36)	$(1,197)

(1)

ICG’s counterparties under these arrangements provide ICG with quarterly statements of market values of these instruments based on significant inputs that are observable or can be derived principally from, or corroborated by, observable market data for substantially the full term of the asset or liability.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Debt

Long-Term Debt

ICG’s long-term debt of $14.9 million and $15.5 million at March 31, 2012 and December 31, 2011, respectively, related to its consolidated core companies and primarily consisted of a term loan at Procurian.

	Interest Rates	March 31, 2012	December 31, 2011
		(in thousands)
Procurian term loan	1.92-3.09%	$13,667	$14,667
Capital leases	2.25-4.00%	24	224
Other debt	7.0-10.27%	1,201	629

		14,892	15,520
Current maturities		(5,174)	(4,759)

Long-term debt		$9,718	$10,761

Loan and Credit Agreements

Procurian and a number of its wholly-owned subsidiaries are party to a loan agreement with PNC Bank under which the company is able to borrow up to $15.0 million under a revolving line of credit. The line of credit matures on August 2, 2013 and provides for the issuance by the bank of up to $5.0 million of letters of credit, subject to specified fees and other terms. The line of credit is also subject to a 0.25% per annum unused commitment fee that is payable to the bank quarterly. Additionally, Procurian and the other borrowing companies under the line of credit are also borrowers under a $20.0 million under a term loan with PNC Bank. The proceeds from the term loan were used to fund a cash dividend paid to certain stockholders of Procurian, including ICG, during 2010. Procurian paid a nonrefundable $0.2 million commitment fee to PNC Bank upon the consummation of the line of credit and term loan.

Both the line of credit and the term loan are secured by a first priority lien on the assets of the borrowing companies. The term loan and the line of credit both bear interest at either a base rate equal to the highest of PNC Bank’s prime rate, the sum of the Federal Funds Open Rates plus 0.5% and the sum of the daily LIBOR rate plus 1.0%, or a daily to six month LIBOR rate plus a margin ranging from 1.75% to 2.5%, depending on the then-current debt-to-EBITDA ratio of the borrowing companies, at Procurian’s option. On August 6, 2010, Procurian entered into an interest rate swap hedge agreement whereby 50% of the term loan was effectively converted to a fixed interest rate of 1.34% by the hedge agreement. Procurian remains obligated to pay the interest rate margin described above on the converted portion of the term loan, which would result in a final interest rate of between 3.09% and 3.84%. The termination date of the hedge agreement is August 1, 2015. Procurian has the right, but not the obligation, to terminate the hedge agreement, without cause and without penalty, on August 1, 2012.

At March 31, 2012, the effective interest rate being paid by Procurian under the term loan, including the applicable margin, was 1.99% for the portion of the loan tied to a floating LIBOR rate and 3.09% for the portion of the loan covered by the interest rate swap hedge agreement. Any outstanding principal and interest under the line of credit will become due and payable periodically through August 2, 2013. The principal under the term loan is payable in $0.3 million monthly installments through August 1, 2015, and any outstanding interest under the term loan will become due and payable periodically through August 1, 2015. Both the line of credit and the term loan are subject to a number of financial and other covenants that are specified in the loan documents. There were no amounts outstanding under the PNC Bank line of credit agreement as of March 31, 2012 and December 31, 2011.

On October 26, 2011, GovDelivery entered into a loan agreement with Venture Bank under which the company may borrow up to $1.0 million under a revolving line of credit that is secured by GovDelivery’s assets. The term of the line of credit, which was set to mature on March 2, 2012, has been extended to March 2, 2013. The line of credit bears interest at a base rate equal to the prime rate plus 2.0%, but in no case less than 7.0% (the interest rate at March 31, 2012 was 7.0%). There was $1.0 million and $0.4 million outstanding on this line of credit at March 31, 2012 and December 31, 2011, respectively.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Debt – (Continued)

On December 18, 2009, ICG entered into an amended and restated letter of credit agreement with Comerica Bank (the “LC Agreement”) that provides for the issuance of letters of credit of up to $10.0 million, subject to a cash-secured borrowing base, as defined by the LC Agreement. On December 17, 2010, the LC Agreement was extended to December 16, 2011. On December 16, 2011, ICG entered into a second amendment to LC Agreement to extend the term through December 14, 2012. Issuance fees of 0.50% per annum of the face amount of each letter of credit will be paid to Comerica Bank upon issuance. The LC Agreement is also subject to a 0.25% per annum unused commitment fee payable to the bank on a quarterly basis. No amounts were outstanding under those agreements at March 31, 2012 or December 31, 2011.

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

The core reporting segment includes companies in which ICG’s management takes a very active role in providing strategic direction and management assistance; these companies may be consolidated by ICG or may be equity method or cost method companies. The venture reporting segment includes companies to which ICG generally devotes less capital, holds relatively smaller ownership stakes and generally has less influence over the strategic directions and management decisions than it does with its core companies. At March 31, 2012, the core segment included the results of ICG’s consolidated core companies, recorded ICG’s share of earnings and losses of its equity core companies and captured ICG’s carrying value in its consolidated core companies and equity core companies. At March 31, 2012, the venture segment recorded ICG’s share of earnings and losses of venture companies accounted for under the equity method of accounting and captured ICG’s carrying value in those companies. ICG’s carrying value of its holdings in cost method investments are considered “corporate” assets as of March 31, 2012.

Approximately 7% of ICG’s consolidated revenue for each of the three months ended March 31, 2012 and 2011 relates to sales generated in the United Kingdom. The remaining consolidated revenue for the three months ended March 31, 2012 and 2011 relates primarily to sales generated in the United States. As of March 31, 2012 and December 31, 2011, ICG’s assets were located primarily in the United States.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. Segment Information – (Continued)

During the year ended December 31, 2011, ClickEquations, Metastorm and StarCite were sold. The amount of equity loss related to each of these companies has been removed from segment results and is reflected in “Dispositions” in the table below for the three months ended March 31, 2011.

Segment Information
(in thousands)
				Reconciling Items
	Core	Venture	Total Segment	Dispositions	Corporate	Other(1)	Consolidated Results
Three Months Ended March 31, 2012
Revenues	$36,630	$—	$36,630	$—	$—	$—	$36,630
Net income (loss) attributable to ICG Group, Inc.	$(685)	$(1,218)	$(1,903)	$—	$(5,122)	$5	$(7,020)

Three Months Ended March 31, 2011
Revenues	$33,954	$—	$33,954	$—	$—	$—	$33,954
Net income (loss) attributable to ICG Group, Inc.	$162	$(1,511)	$(1,349)	$(1,126)	$(6,147)	$24,512	$15,890

(1)	Components of Other

	Three Months Ended March 31,
	2012	2011
Corporate other income (loss) (Note 10)	$157	$24,864
Noncontrolling interest	(152)	(352)

	$5	$24,512

	Core	Venture	Total Segment	Dispositions	Corporate	Other	Consolidated Results
Assets as of:
March 31, 2012	$221,655	$14,910	$236,565	$—	$61,120	$—	$297,685
Assets as of:
December 31, 2011	$172,416	$7,157	$179,573	$—	$127,247	$—	$306,820

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Equity-Based Compensation

Equity-based compensation for the periods presented in the following table is primarily included in the line item “Selling, general and administrative” in ICG’s Consolidated Statements of Operations. The following table provides additional information related to ICG’s equity-based compensation:

	Three Months Ended March 31,		Unrecognized Equity-Based Compensation at March 31, 2012	Weighted Average Years Remaining of Equity-Based Compensation at March 31, 2012
	2012	2011
	(in thousands, except weighted average years)
Stock Appreciation Rights	$608	$508	$4,624	2.4
Restricted Stock	683	35	9,695	3.6
Deferred Stock Units	159	85	318	0.9

Equity-Based Compensation	$1,450	$628	$14,637
Equity-Based Compensation for Consolidated Core Companies	196	106	2,061	3.4

Equity-Based Compensation	$1,646	$734	$16,698

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

There were no SAR grants during the three months ended March 31, 2012 and 2011. There were no SARs exercised in the three months ended March 31, 2012. During the three months ended March 31, 2011, 80,869 SARs were exercised, which resulted in the issuance of 18,422 shares of ICG’s Common Stock. There were 4,147,391 SARs outstanding at March 31, 2012 and December 31, 2011. The aggregate intrinsic values of the SARs outstanding at March 31, 2012 and December 31, 2011 were $6.4 million and $2.1 million, respectively.

Stock Options

The fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model. Stock options generally vest ratably over four years, with 25% vesting on each anniversary date over that term. There were no stock options granted during the three months ended March 31, 2012 and 2011. During the three months ended March 31, 2012 and 2011, 26,800 and 300 stock options were exercised, respectively. During the three months ended March 31, 2012 and 2011, 7,400 and 27,000 stock options expired, respectively. There were 149,008 and 183,208 stock options outstanding as of March 31, 2012 and December 31, 2011, respectively; the aggregate intrinsic value of the stock options outstanding at March 31, 2012 and December 31, 2011 was $0.5 million and $0.3 million, respectively.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Equity-Based Compensation – (Continued)

SARs and Stock Options Fair Value Assumptions

ICG estimates the grant date fair value of SARs and stock options using the Black-Scholes option-pricing model, which requires the input of highly subjective assumptions. Those assumptions include estimating the expected life of the award and estimating volatility of ICG’s stock price over the expected term. Expected volatility approximates the historical volatility of ICG’s Common Stock over the period commensurate with the expected term of the award. The expected term calculation is based on an average of the award vesting term and the life of the award. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for an instrument with a maturity that is commensurate with the expected term of the award. Changes in these assumptions, the estimated forfeitures and the requisite service period can materially affect the amount of equity-based compensation recognized in ICG’s Consolidated Statements of Operations.

Restricted Stock

During the three months ended March 31, 2012, ICG granted 18,750 restricted stock awards to certain of ICG’s non-management directors under ICG’s Amended and Restated Non-Management Director Compensation Plan (the “Director Plan”). Those restricted stock awards were valued at $0.2 million and will vest in the first quarter of 2013. There were no restricted stock grants during the three months ended March 31, 2011. During each of the three months ended March 31, 2012 and 2011, 6,250 shares of restricted stock vested. There were 1,238,285 and 1,225,785 shares of restricted stock issued and unvested as of March 31, 2012 and December 31, 2011, respectively.

Deferred Stock Units (DSUs)

Each DSU represents a share of Common Stock into which that DSU will be converted upon the termination of the recipient’s service at ICG. During the three months ended March 31, 2012 and 2011, ICG issued 41,250 DSUs and 60,000 DSUs, respectively, to its non-management directors under the Director Plan; those DSUs were valued at $0.3 million and $0.8 million, respectively, and vest on the one-year anniversary of the grant date. During the three months ended March 31, 2012 and 2011, 52,500 DSUs and 31,500 DSUs vested, respectively.

ICG issues quarterly compensation payments to each non-management director for his service on the Board of Directors and its committees under the Director Plan. Each director had the right to elect to receive such payments in whole or in part in the form of DSUs in lieu of cash. Each participating director receives DSUs representing shares of ICG’s Common Stock with a fair market value equal to the relevant cash fees (with such fair market value determined by reference to the closing Common Stock price reported by NASDAQ on the date these cash fees otherwise would have been paid). Those DSUs vest immediately. The expense for these DSUs is recorded when the fees to which the DSUs relate are earned.

During the three months ended March 31, 2012 and 2011, ICG issued 5,713 DSUs and 3,437 DSUs, respectively, to ICG’s non-management directors. Expense of $0.1 million and less than $0.1 million for the three month-periods ended March 31, 2012 and 2011, respectively, associated with the quarterly grants for service is included in the line item “Selling, General and Administrative” in ICG’s Consolidated Statements of Operations (but is not reflected in the summarized Equity-Based Compensation table above).

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Equity-Based Compensation – (Continued)

Consolidated Core Companies

Equity-based compensation recorded by ICG’s consolidated core companies for the three months ended March 31, 2012 and 2011 relates primarily to Procurian. Procurian grants stock options that generally vest over 4 years with 25% vesting on the first anniversary of the grant date and the remaining 75% vesting equally each month over the subsequent 36 months. The fair value of each of Procurian’s option awards was estimated on the grant date using the Black-Scholes option pricing model.

10. Other Income (Loss)

Other income (loss), net consists of the effect of transactions and other events relating to ICG’s ownership interests in its companies and its operations in general.

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Gain on sale of Metastorm (Note 5)	$208	$24,853
Other	(51)	11

	157	24,864
Total other income (loss) for consolidated core companies	240	82

	$397	$24,946

During the three-month periods ended March 31, 2012 and 2011, Procurian recorded foreign currency gains of $0.2 million and $0.1 million, respectively, related to changes in exchange rates associated with its operations in the United Kingdom, Europe, Asia and South America. Those foreign currency gains and losses, which include the mark-to-market adjustments related to the average rate currency options utilized by Procurian during the 2011 period (discussed in Note 6, “Financial Instruments”), comprise the majority of the other income (loss) for ICG’s consolidated core companies included in the above table.

11. Income Taxes

ICG Group, Inc., GovDelivery, InvestorForce and Procurian file a consolidated federal income tax return. For the three months ended March 31, 2012, the effective tax rate for the consolidated group was (9.2%), excluding discrete items. This differs from the statutory rate of 35%, primarily due to the valuation allowance that is maintained on certain deferred tax assets. For the three months ended March 31, 2011, the effective tax rate for the consolidated group was (5.8%), excluding discrete items. This differs from the statutory rate of 35%, primarily due to the valuation allowance that is maintained on certain deferred tax assets. During the three months ended March 31, 2011, ICG recorded net deferred tax expense of $2.6 million on discrete items, primarily the gain on the sale of Metastorm.

A valuation allowance has been provided for the portion of ICG’s net deferred tax assets that ICG believes, after evaluating all positive and negative evidence, both historical and prospective, is more likely than not to not be realized.

As of December 31, 2010, ICG was entitled to an income tax refund of $6.3 million, which was received during the three months ended March 31, 2011.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12. Net Income (Loss) per Share

The calculations of net income (loss) per share were:

	Three Months Ended March 31,
	2012	2011
	(in thousands, except per share data)
Basic and Diluted:
Net income (loss) attributable to ICG Group, Inc.	$(7,020)	$15,890

Basic:
Net income (loss) attributable to ICG Group, Inc. per share	$(0.19)	$0.43

Diluted:
Net income (loss) attributable to ICG Group, Inc. per share	$(0.19)	$0.42

Shares used in computation of basic income (loss) per share	36,156	36,944
Stock options	—	104
Restricted stock	—	23
DSUs	—	19
SARs	—	901

Shares used in the computation of diluted income (loss) per share	36,156	37,991

The following dilutive securities were not included in the computation of diluted net loss per share because their effect would have been anti-dilutive:

	Shares	Weighted Average Price Per Share
	(in thousands)
Three Months Ended March 31, 2012
Stock options	149	$5.61
Restricted stock (1)	1,238	$—
Deferred stock units	41	$—
SARs	4,147	$7.71

Three Months Ended March 31, 2011
Stock options	84	$34.56
Restricted stock	—	$—
Deferred stock units	60	$—
SARs	1,576	$7.11

(1)

Anti-dilutive securities include contingently issuable shares unvested as of March 31, 2012, the vesting of which is based on performance conditions and market conditions that have not yet been achieved.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13. Redeemable Noncontrolling Interest

Certain GovDelivery preferred stockholders have the ability to require GovDelivery to redeem the preferred shares that they acquired as part of ICG’s acquisition of the company, beginning in 2013. Because that redemption is outside the control of GovDelivery, ICG has classified this noncontrolling interest outside of equity and will accrete to its estimated redemption value with an offset to additional paid-in capital. This noncontrolling interest is classified as “Redeemable noncontrolling interest” in ICG’s Consolidated Balance Sheets.

Certain MSDSonline common stockholders have the ability to require MSDSonline to redeem the common stock that they acquired as part of ICG’s acquisition of the company, beginning in 2014. Because that redemption is outside the control of MSDSonline, ICG has classified this noncontrolling interest outside of equity and will accrete to its estimated redemption value with an offset to additional paid-in capital. This noncontrolling interest is classified as “Redeemable noncontrolling interest” in ICG’s Consolidated Balance Sheets.

The following reconciles the activity related to the redeemable noncontrolling interest during the three months ended March 31, 2012 and 2011 (in thousands):

Balance at December 31, 2010	$1,182
Redeemable noncontrolling interest portion of net subsidiary income/(loss)	(56)
Accretion to estimated redemption value	101
Impact of subsidiary equity transactions	2

Balance at March 31, 2011	$1,229

Balance at December 31, 2011	$1,378
Redeemable noncontrolling interest portion of net subsidiary income/(loss)	(34)
Accretion to estimated redemption value	69
Acquisition of MSDSonline	(153)
Impact of subsidiary equity transactions	(3)

Balance at March 31, 2012	$1,257

14. Share Repurchase Program

In accordance with ICG’s share repurchase program, as amended, ICG may repurchase, from time to time, up to $50.0 million of shares of Common Stock in the open market, in privately negotiated transactions or pursuant to trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act. During the three months ended March 31, 2012, ICG repurchased 302,800 shares of its Common Stock. Those shares were repurchased at an average stock price of $8.75 per share. ICG did not make any repurchases of Common Stock during the three months ended March 31, 2011. As of March 31, 2012, ICG has repurchased a total of 3,584,227 shares of Common Stock under this program at an average purchase price of $6.46 per share. As of March 31, 2012, ICG may repurchase an additional $26.9 million of ICG’s Common Stock under this program. All repurchases are reflected in the line item “Treasury stock, at cost” as a reduction of ICG Group, Inc.’s Stockholders’ Equity in ICG’s Consolidated Balance Sheets in the relevant periods. Subsequent to March 31, 2012, ICG repurchased shares of its Common Stock that will be included in the line item “Treasury stock, at cost” in its Consolidated Balance Sheets as of June 30, 2012.

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

Executive Summary

We focus on acquiring and building companies in the software and service market (particularly the cloud-based software and services sector) that improve the productivity and efficiency of our business customers. The results of operations of our companies in which we hold equity ownership interests are reported in two segments: the “core” reporting segment and the “venture” reporting segment. Our core reporting segment includes the companies in which our management takes a very active role in providing strategic direction and management assistance. We own majority controlling equity positions in (and therefore consolidate the financial results of) four of the companies that we currently consider part of our core segment; we call those companies our “consolidated core companies.” We acquired MSDSonline, one of our consolidated core companies, on March 30, 2012, and, accordingly, the financial position, but not the results of operations, of that company is included in our consolidated financial statements as of March 31, 2012. We own substantial minority equity positions (i.e., the largest equity positions) in our other core companies, which we call our “equity core companies.” We expect to devote relatively large initial amounts of capital to acquire stakes in core companies, particularly consolidated core companies, since any such acquisition would entail the deployment of cash and/or the issuance of ICG stock to purchase a large equity stake in a target with relatively strong financial characteristics and growth potential.

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

The increase in our consolidated revenue from the quarter ended March 31, 2011 to the quarter ended March 31, 2012 was due to revenue growth at three of our consolidated core companies, which is primarily attributable to new customers at those companies. Procurian experienced 5% revenue growth in the first quarter of 2012 compared to the first quarter of 2011, which was slightly better than planned due to the timing of when certain contracts were signed. The slower revenue growth that was experienced at Procurian during the second half of 2011 and, to a lesser extent, the first quarter of 2012, is anticipated to continue into the second quarter of 2012, largely due to reduced spend at a small number of Procurian’s customers. GovDelivery experienced revenue growth of 44% in the first quarter of 2012, which was also better than planned, due to the timing of contract signings. Our acquisition of MSDSonline on March 30, 2012 did not impact our Consolidated Statements of Operations for the first quarter of 2012, but revenue at MSDSonline beginning in the second quarter of 2012 will be additive to our consolidated revenue.

Liquidity and Capital Resources

The following table summarizes our and our consolidated subsidiaries’ cash and cash equivalents, restricted cash and long-term debt, including the current portion thereof, as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
	(in thousands)
Cash and cash equivalents	$66,271	$121,909
Restricted cash	173	133

	$66,444	$122,042

Long-term debt, including current portion	$(14,892)	$(15,520)

We believe that our existing cash and cash equivalents, proceeds from the potential sales of all or a portion of our interests in certain companies and equity issuances, will be sufficient to fund our cash requirements for the foreseeable future, including any future commitments to our companies, debt obligations and general operating requirements. As of the date of this Report, we were not obligated for any material funding or guarantee commitments to existing companies or potential acquisition candidates. We will continue to evaluate acquisition opportunities and may acquire additional ownership interests in new and existing companies in the next twelve months.

GovDelivery, InvestorForce, MSDSonline and Procurian have funded their operations through a combination of cash flow from operations and borrowings. It is expected that Procurian’s and MSDSonline’s existing cash balances and cash flow from operations will be sufficient to fund their respective operations, including, in the case of Procurian, the payment of debt obligations, for the foreseeable future. GovDelivery and InvestorForce are expected to require additional borrowings, primarily from ICG, to fund their respective operations through 2012. From time to time, our consolidated core companies evaluate acquisition opportunities, any of which may require additional equity financing and/or borrowings from ICG.

We do not own 100% of any of our consolidated core companies. When one of those consolidated core companies pays a dividend, the noncontrolling interest holders may receive a portion of that dividend. In addition, equity issuances or repurchases by one of our consolidated core subsidiaries may change the ownership that ICG and the noncontrolling interest holders have in that subsidiary. Any change in the ownership of a consolidated subsidiary would result in an adjustment to ICG’s additional paid-in capital and the noncontrolling interest.

Our consolidated working capital decreased from $142.1 million as of December 31, 2011 to $78.5 million as of March 31, 2012, a decrease of $63.6 million. That decrease to working capital was primarily due to ICG’s use of cash for both the acquisition of MSDSonline and an equity financing at SeaPass during the three months ended March 31, 2012.

Summary of Statements of Cash Flows

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Cash provided by (used in) operating activities	$(8,805)	$(5,386)
Cash provided by (used in) investing activities	$(42,493)	$47,612
Cash used in financing activities	$(4,450)	$(1,201)

The increase in cash used in operating activities from 2011 to 2012 was primarily related to a $2.3 million decrease in operating results from the 2011 period to the 2012 period, an increase in accounts receivable balances in the 2012 period and the receipt of a $6.3 million income tax refund in the 2011 period. Those changes resulted in an increase to cash used in operating activities in the 2012 period and were partially offset by lower payments associated with accrued compensation in the 2012 period compared to similar payments made during the 2011 period and an increase in deferred revenue in the 2012 period.

The change from cash provided by investing activities of $47.6 million in 2011 to cash used in investing activities of $42.5 million in 2012 was primarily related to proceeds received from the sale of ownership interests in Metastorm in the 2011 period compared to the collection of cash proceeds from the StarCite sale, which were more than offset by the acquisition of MSDSonline and equity financing of SeaPass in the 2012 period.

The increase in cash used in financing activities from 2011 to 2012 was primarily due to the acquisition of an additional ownership interest in Procurian and the repurchase of our common stock during the 2012 period.

From time to time, we and our companies are involved in various claims and legal actions arising in the ordinary course of business. We do not expect any liability with respect to any legal claims or actions that would materially affect our financial position or cash flows.

Contractual Cash Obligations and Commercial Commitments

We had no material changes to contractual cash obligations and commercial commitments during the three months ended March 31, 2012.

Off-Balance Sheet Arrangements

We are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Our Companies

As of March 31, 2012, we owned interests in 10 companies that are categorized below based on segment and method of accounting.

CORE COMPANIES (% Ownership Interest)
Consolidated	Equity
GovDelivery (92%)	Channel Intelligence (49%)
InvestorForce (79%)	Freeborders (31%)
MSDSonline (96%)	WhiteFence (36%)
Procurian (81%)

VENTURE COMPANIES (% Ownership Interest)
Consolidated	Equity
(none)	Acquirgy (25%)
GoIndustry (26%)(1)
SeaPass (38%)

(1)

As of March 31, 2012 and the date of this Report, we owned 2,546,743 shares, or approximately 26% of the voting securities, of GoIndusty. GoIndustry’s common stock is traded on the AIM market of the London Stock Exchange under ticker symbol GOI.

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

“Dispositions” includes those companies that have been sold or ceased operations and are no longer included in a segment for the periods presented. A disposition could be the sale of a division, subsidiary or asset group of one of our consolidated companies, typically classified as discontinued operations for accounting purposes, or the disposition of our ownership interest in a core or venture company accounted for under the equity method of accounting. The amount presented as “Dispositions” in the following table represents (1) our share of the results of Metastorm, which was sold on February 17, 2011, (2) our share of the results of ClickEquations, which was sold on June 11, 2011, and (3) our share of the results of StarCite, which was sold on December 30, 2011. “Corporate” expenses represent the general and administrative expenses of our business operations, which include supporting our companies and operating as a public company. The measure of segment net income (loss) reviewed by us does not include items such as gains on the disposition of company ownership interests and marketable securities holdings and impairment charges associated with companies, which are reflected in “Other” reconciling items in the information that follows.

Segment Information
(in thousands)
				Reconciling Items
	Core	Venture	Total Segment	Dispositions	Corporate	Other(1)	Consolidated Results
Three Months Ended March 31, 2012
Revenues	$36,630	$—	$36,630	$—	$—	$—	$36,630
Net income (loss) attributable to ICG Group, Inc.	$(685)	$(1,218)	$(1,903)	$—	$(5,122)	$5	$(7,020)

Three Months Ended March 31, 2011
Revenues	$33,954	$—	$33,954	$—	$—	$—	$33,954
Net income (loss) attributable to ICG Group, Inc.	$162	$(1,511)	$(1,349)	$(1,126)	$(6,147)	$24,512	$15,890

For the Quarters Ended March 31, 2012 and 2011

Results of Operations – Core Companies

The following presentation includes the results of our core companies, which at March 31, 2012 included three of our four consolidated core companies: GovDelivery, InvestorForce and Procurian.

	Quarter ended March 31,		Quarterly Change
	2012	2011	(in thousands)	(Percentage)
	(in thousands)
Selected data:
Revenue	$36,630	$33,954	$2,676	8%

Cost of revenue	(23,625)	(20,990)	(2,635)	(13%)
Selling, general and administrative	(7,923)	(6,914)	(1,009)	(15%)
Research and development	(3,314)	(3,129)	(185)	(6%)
Amortization of intangible assets	(424)	(337)	(87)	(26%)
Impairment related and other	(127)	(37)	(90)	>(200%)

Operating expenses	(35,413)	(31,407)	(4,006)	(13%)

Operating income	1,217	2,547	(1,330)	(52%)
Interest and other	145	(46)	191	>200%
Income tax benefit (expense)	(962)	(1,400)	438	31%
Equity loss	(1,085)	(939)	(146)	(16)%

Net income (loss)	$(685)	$162	$(847)	>(200%)

The increase in our consolidated revenue from the quarter ended March 31, 2011 to the quarter ended March 31, 2012 was due to revenue growth at three of our consolidated core companies, which is primarily attributable to new customers at those companies. Procurian experienced 5% revenue growth in the first quarter of 2012 compared to the first quarter of 2011, which was slightly better than planned due to the timing of when certain contracts were signed. GovDelivery experienced revenue growth of 44% in the first quarter of 2012, which was also better than planned due to the timing of contract signings. Our acquisition of MSDSonline on March 30, 2012 did not impact our Consolidated Statements of Operations for the first quarter of 2012.

Operating Expenses

The increase in operating expenses from the quarter ended March 31, 2011 to the quarter ended March 31, 2012 was due primarily to increases in cost of revenue at Procurian and GovDelivery, and is largely attributable to the increase in revenue at those companies. In addition, operating expenses increased in the first quarter of 2012 compared to the same period in 2011 due to (1) additional costs at Procurian associated with increased headcount and technology investments and (2) increased sales efforts and product development at GovDelivery. Our acquisition of MSDSonline on March 30, 2012 did not impact our Consolidated Statements of Operations for the first quarter of 2012.

Interest and Other

The decrease in interest and other expenses in the first quarter of 2012 from the same period in 2011 primarily related to an increase in foreign currency gains at Procurian.

Income Tax Benefit (Expense)

The decrease in income tax expense in the first quarter of 2012 from the same period in 2011 primarily relates to lower income at Procurian.

Equity Loss

	Quarter ended March 31,		Quarterly Change
	2012	2011	(in thousands)	(percentage)
	(in thousands)
Selected data:
Our share of total net loss	$(1,037)	$(891)	$(146)	(16)%
Amortization of intangible assets	(48)	(48)	—	—%

Equity loss	$(1,085)	$(939)	$(146)	(16)%

Our share of the results of our equity core companies was primarily driven by improved results at WhiteFence, partially offset by increased losses at Channel Intelligence and Freeborders in the first quarter of 2012 from the same period in 2011.

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

	Quarter ended March 31,		Quarterly Change
	2012	2011	(in thousands)	(percentage)
	(in thousands)
Selected data:
Our share of total net loss	$(1,001)	$(1,344)	$343	26%
Amortization of intangible assets	(217)	(167)	(50)	(30)%

Equity loss	$(1,218)	$(1,511)	$293	19%

Equity loss related to our venture companies improved slightly from the quarter ended March 31, 2011 to the quarter ended March 31, 2012, primarily as a result of improved results at Acquirgy and GoIndustry, which were partially offset by increased losses at SeaPass.

Results of Operations – Reconciling Items

Dispositions

During 2011, three of ICG’s equity method companies were sold: Metastorm, ClickEquations and StarCite. Prior to those sales, Metastorm and StarCite were included in our core segment and ClickEquations was included in our venture segment. For the quarter ended March 31, 2011, our aggregate share of Metastorm’s, ClickEquations’ and StarCite’s results was $1.1 million, which included $0.4 million of ICG’s intangible asset amortization, primarily related to StarCite. Following the respective sales, our share of those three companies’ results and the related ICG intangible asset amortization, were removed from the results of the respective segments and are included in “Dispositions” in the “Results of Operations” segment information in the summary table above for the three months ended March 31, 2011.

Corporate

	Quarter ended March 31,		Quarterly Change
	2012	2011	(in thousands)	(Percentage)
	(in thousands)
General and administrative	$(5,668)	$(4,673)	(995)	(21)%
Interest income	124	66	58	88%
Income tax benefit (expense)	422	(1,540)	1,962	127%

Net loss	$(5,122)	$(6,147)	1,025	17%

The increase in general and administrative expenses in the first quarter of 2012 from the comparable 2011 period primarily related to an increase in equity-based compensation expense in the 2012 period. This increase is primarily due to the restricted stock awards granted to ICG’s Chief Executive Officer and its President during the fourth quarter of 2011.

The income tax benefit in the first quarter of 2012 relates primarily to the current period operating loss recognized in consolidation. The income tax expense in the first quarter of 2011 relates to deferred taxes associated with the sale of Metastorm, net of the benefit associated with that period’s operating loss recognized in consolidation.

Other

	Quarter ended March 31,		Quarterly Change
	2012	2011	(in thousands)	(Percentage)
	(in thousands)
Corporate other income (loss), net	$157	$24,864	$(24,707)	99%
Noncontrolling interest	(152)	(352)	200	57%

Net income	$5	$24,512	$(24,507)	100%

Corporate other income (loss), net for the three months ended March 31, 2011 related almost entirely to ICG’s recognized gain on the sale of Metastorm. See Note 5, “Ownership Interests and Cost Method Investments,” and Note 10, “Other Income (Loss),” to our Consolidated Financial Statements. Corporate other income (loss), net for the three months ended March 31, 2012 related to funds received in connection with the final escrow distribution from the Metastorm sale, which ICG recorded as a gain in the period at the time the distribution was received.

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

Valuation of Goodwill, Intangible Assets and Ownership Interests in Companies

We test goodwill for impairment annually, or more frequently as conditions warrant, and test intangible assets when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Additionally, we perform ongoing business reviews to evaluate our ownership interests in companies accounted for under the equity and cost methods of accounting to determine whether an other-than-temporary decline in the value of a company should be recognized. We use quantitative and qualitative measures to assess the need to record impairment losses on goodwill, intangible assets and ownership interests in our companies when impairment indicators are present. Where impairment indicators are present, we determine the amount of the impairment charge as the excess of the carrying value over the fair value. We determine fair value using a combination of the discounted cash flow methodology, which is based upon converting expected future cash flows to present value, and the market approach, which includes analysis of market price multiples of companies engaged in lines of business similar to the company being evaluated. The market price multiples are selected and applied to the company based on relative performance, future prospects and risk profile of the company in comparison to the guideline companies. Significant assumptions relating to future operating results must be made when estimating the future cash flows associated with these companies. Significant assumptions relating to the achievement of business plan objectives and milestones must be made when evaluating whether impairment indicators are present. If unforeseen events occur or should operating trends change significantly, additional impairment losses could occur.

Revenue Recognition

Procurian may assume all or a part of a customer’s procurement function as part of its engagement by a customer. Typically, in those engagements, Procurian is paid a fixed fee agreed upon in advance and/or a fee based on a percentage of the amount spent by its customers’ respective purchasing departments in the specified areas Procurian manages. Additionally, in some cases, Procurian has the opportunity to earn additional fees based on the level of savings achieved for customers. Procurian recognizes revenue as earned, which is typically over the life of a customer contract (which approximates the life of the relevant customer relationship). Any additional fees are deferred until the contingency is achieved or it is determined from existing data and past experience that the savings will be achieved and then are generally recognized on a straight-line basis over the life of the contract.

GovDelivery revenue consists of nonrefundable setup fees and monthly maintenance and hosting fees. These fees are deferred and recognized as the services are performed, which is typically over the service term. Costs related to performing setup services are expensed as incurred.

InvestorForce generates revenue from license fees earned in connection with hosted services, setup fees and support and maintenance fees. Hosted services consist primarily of data aggregation, performance calculation, real-time analysis and automated production of performance reports for the institutional investment community. A minimum quarterly base fee is charged for hosted services. Those minimum fees are recognized on a prorated basis over the service term. As the volume of client accounts increases, additional fees apply. Any additional fees are recognized in the period in which account volumes exceed the contract minimum. Setup and support and maintenance fees are deferred and recognized ratably over the applicable service term.

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

Commitments and Contingencies

From time to time, we are a defendant or plaintiff in various legal actions that arise in the normal course of business. From time to time, we are also a guarantor of various third-party obligations and commitments. We are required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses. A determination of the amount of reserves required for these contingencies, if any, that would be charged to earnings is made after careful analysis of each individual matter. The required reserves may change in the future due to new developments in each matter or changes in circumstances, such as a change in settlement strategy. Changes in required reserves could increase or decrease our earnings in the period the changes are made.

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

Recent Accounting Pronouncements

In September 2011, the FASB issued accounting guidance that permits an entity to first assess qualitative factors regarding whether it is more likely than not that an impairment to the entity’s goodwill exists as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Previous accounting guidance required an entity to test goodwill for impairment on at least an annual basis by comparing the fair value of a reporting unit with its carrying amount including goodwill before performing the second step of the test to measure the amount of the impairment loss, if any. This guidance became effective for ICG on January 1, 2012 and did not have a significant impact on our Consolidated Financial Statements.

In June 2011, the FASB issued accounting guidance related to the presentation of other comprehensive income and its components in the financial statements. This guidance provides two options for presenting the total of comprehensive income, the components of net income and the components of other comprehensive income. This guidance became effective for ICG on January 1, 2012 and did not have a significant impact on our Consolidated Financial Statements. We have revised our presentation of our Consolidated Financial Statements to conform to the guidance.

In May 2011, the FASB issued accounting guidance that results in common fair value measurement and disclosure requirements in financial statements governed by GAAP and International Financial Reporting Standards. The guidance changes the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements, and clarifies the FASB’s intent about the application of existing fair value measurement requirements. This guidance became effective for ICG on January 1, 2012 and did not have a significant impact on our Consolidated Financial Statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Procurian conducts a portion of its business in foreign currencies and, from time to time, may utilize derivative financial instruments, specifically fair value hedges, to manage foreign currency risks. In accordance with GAAP, gains and losses related to fair value hedges are recognized in income, along with adjustments of carrying amounts of the hedged items. Those instruments are marked to market, and unrealized gains and losses are included in current period net income. Those options provide a predetermined rate of exchange at the time the option is purchased and allow Procurian to minimize the risk of currency fluctuations. In determining whether to use a hedging instrument for a particular currency, Procurian considers the type of currency at issue, the level of sales and purchases made by the company over the relevant period of time and the costs associated with the relevant hedging instrument. During the three months ended March 31, 2011, Procurian purchased average rate currency options to mitigate the risk of currency fluctuations at its operations in the United Kingdom, Europe, Asia and South America. Those instruments net settled each quarter and matured on or before the end of 2011, resulting in an immaterial loss in the relevant three-month period.

Procurian is party to a term loan agreement with PNC Bank in the amount of $20.0 million, the interest rate for which is computed based on certain fixed and variable indices. During the year ended December 31, 2010, Procurian entered into a rate swap transaction to minimize the risk of interest rate fluctuations. This rate swap transaction net settles each month and matures on August 1, 2015. Procurian recognized an immaterial loss during each of the three months ended March 31, 2012 and 2011 related to this instrument.

We are exposed to equity price risks on the marketable portion of our equity securities. Our public holdings at March 31, 2012 include an equity position in GoIndustry, which has experienced significant historical volatility in its stock prices. In addition, the line item “Other asset from former equity company sale” in our Consolidated Balance Sheets at March 31, 2012 represented the book value of our holdings in Active common stock (which had not yet been registered as of March 31, 2012). A 20% adverse change in equity prices, based on a sensitivity analysis of our holdings in GoIndustry and Active as of March 31, 2012, would result in a decrease in the fair value of our public holdings of approximately $0.4 million and $1.7 million, respectively. Although a 20% adverse change in equity prices would cause the fair value of our holdings in GoIndustry to decrease to $1.6 million, the carrying value of our equity holdings in GoIndustry was $0.7 million as of March 31, 2012. Accordingly, a 20% adverse change in equity prices of our public holdings in GoIndustry at March 31, 2012 would have no impact to our Consolidated Balance Sheets or Consolidated Statements of Operations. A 20% adverse change in equity prices would cause the fair value of our holdings in Active to decrease to $6.9 million, which could result in a $0.1 million reduction to the carrying value of the Active common stock in our Consolidated Balance Sheets as of March 31, 2012 if that fair value indicator was deemed to be an other-than-temporary impairment. However, during the second quarter of 2012, we have sold the majority of our holdings in Active common stock and have received proceeds in excess of the $7.0 million carrying value of this asset as of March 31, 2012.

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

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 1A – Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Item 1A — “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 which could materially affect our business, financial condition or future results. Those are not the only risks facing us, however. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In 2008, we adopted a share repurchase program under which we may, from time to time, repurchase shares of our Common Stock in the open market, in privately negotiated transactions or pursuant to trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act. Following its expansion in November 2011, the program covers the repurchase of up to $50.0 million of shares of our Common Stock. The table below contains information relating to the repurchases of our Common Stock that occurred under the share repurchase program through the date of the filing of this Report.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value That May Yet Be Purchased Under the Program
Repurchased as of 12/31/11	3,281,427	$6.24	3,281,427	$29.5 million
1/1/12 to 1/31/12	0	—	0	$29.5 million
2/1/12 to 2/29/12	0	—	0	$29.5 million
3/1/12 to 3/31/12	302,800	$8.75	302,800	$26.9 million
4/1/12 to 4/30/12	0	—	0	$26.9 million
5/1/12 to 5/10/12	20,000	$9.08	20,000	$26.7 million
Total	3,604,227	$6.47	3,604,227	$26.7 million

(1)	All shares purchased in open market transactions.
(2)	Average price paid per share excludes commissions.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit Index

Exhibit Number	Document

2.1	Agreement and Plan of Merger, dated as of March 27, 2012, by and among MSDSonline Holdings, Inc., MSDSonline Acquisition Corp., MSDSonline, Inc., GB Stockholder Services, Inc. as the Stockholder Representative, and ICG Holdings, Inc., as the Guarantor (incorporated by reference into Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 2, 2012 (File No. 001-16249)).

3.1	ICG Group, Inc. Second Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed April 13, 2012 (File No. 001-16249)).

11.1	Statement Regarding Computation of Per Share Earnings (included herein at Note 12 “Net Income (Loss) per Share” to the Consolidated Financial Statements).

31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

32.2	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101

The following financial information formatted in eXtensible Business Reporting Language (XBRL) from ICG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed May 10, 2012:

(i) Consolidated Balance Sheets – March 31, 2012 (unaudited) and December 31, 2011, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited) – Three Months Ended March 31, 2012 and 2011, (iii) Consolidated Statements of Changes in Equity (unaudited) – Three Months Ended March 31, 2012 and 2011, (iv) Consolidated Statements of Cash Flows (unaudited) – Three Months Ended March 31, 2012 and 2011 and (v) Notes to Consolidated Financial Statements.*

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

Date: May 10, 2012	ICG GROUP, INC.

	By:	/s/ R. Kirk Morgan
	Name:	R. Kirk Morgan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)