Form 10-Q
period 2012-06-30
ICG GROUP, INC.
filed 2012-08-09
CIK 1085621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012.

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

The number of shares of the Company’s Common Stock, $0.001 par value per share, outstanding as of August 6, 2012, was 37,013,052 shares.

ICG GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

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

Factors that could cause our actual results, levels of activity, performance or achievements to differ materially from those anticipated in forward-looking statements include, but are not limited to:

•	economic conditions generally;

•	capital spending by our companies’ customers;

•	our companies’ collective ability to compete successfully against their respective competitors and against alternative solutions;

•	our companies’ collective ability to retain existing customer relationships and secure new ones;

•	developments in the respective markets in which our companies operate and our companies’ collective ability to respond to such changes in a timely and effective manner;

•	our and our companies’ collective ability to retain key personnel;

•	our ability to deploy capital effectively and on acceptable terms;

•	our and our companies’ collective ability to successfully integrate any acquired business, and any other difficulties related to the acquisition of businesses by us or our companies;

•	the impact of any potential acquisitions, dispositions or other strategic transactions, which may impact our operations, financial condition, capitalization or indebtedness;

•	our ability to execute strategic divestitures and maximize value in connection with those divestitures; and

•	our ability to have continued access to capital and to manage capital resources effectively.

During the periods presented in this Report, Procurian Inc. represented a sizable majority of our consolidated revenue. Accordingly, the occurrence of any of the above factors (as applicable) at Procurian Inc. could have a disproportionately significant adverse effect on our results, levels of activity, performance or achievements.

In light of those risks, uncertainties and assumptions, the forward-looking events discussed in this Report might not occur. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue” or the negative of those terms or other similar expressions. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this Report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a more detailed discussion of some of the foregoing risks and uncertainties, see
Part II – Item 1A – “Risk Factors” of this Report and Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, as well as other reports and registration statements filed by us with the SEC.

Our Companies

The results of operations of our companies are reported in two segments: the “core” reporting segment and the “venture” reporting segment. Our core reporting segment includes the companies in which our management takes a very active role in providing strategic direction and management assistance. We own majority controlling equity positions in (and therefore consolidate the financial results of) four of those core companies, including MSDSonline Holdings, Inc., which we acquired on March 30, 2012; we call those companies our “consolidated core companies.” We generally own substantial minority equity positions (i.e., the largest equity positions) in our other core companies, which we call our “equity core companies.” We expect to devote relatively large initial amounts of capital to acquire stakes in core companies, particularly consolidated core companies, since any such acquisition would entail the deployment of cash and/or the issuance of ICG Group, Inc. Common Stock to purchase a large equity stake in a target with relatively strong financial characteristics and growth potential.

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

At June 30, 2012, our consolidated core companies consisted of:

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

Procurian Inc. (f/k/a ICG Commerce Holdings, Inc.) (“Procurian”)

Procurian is a specialist in comprehensive procurement solutions that partners with transformational business leaders to drive sustainable changes to their cost structures on an accelerated basis. Procurian integrates superior market intelligence into its customers’ businesses to optimize spending and deliver savings.

At June 30, 2012, our equity core companies consisted of:

CIML, LLC (“Channel Intelligence”)

During the three months ended June 30, 2012, Channel Intelligence, Inc. reorganized its corporate structure, creating a parent holding company, CIML, LLC, and allocating a portion of its existing assets to a separate entity, MyList Corporation. CIML, LLC, the parent company, now holds all of the equity interests of Channel Intelligence, Inc. and MyList Corporation. As used herein, Channel Intelligence refers to CIML, LLC, which includes the operations of both Channel Intelligence, Inc. and MyList Corporation.

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

In July and August 2012, ICG acquired additional equity ownership interests in Channel Intelligence, increasing ICG’s ownership interest in that company to 52%. As a result of those acquisitions, ICG will consolidate Channel Intelligence beginning in the third quarter of 2012.

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

At June 30, 2012, our venture companies consisted of:

Acquirgy, Inc. (“Acquirgy”)

Acquirgy specializes in direct response marketing services and technology that provide customers with a wide range of direct marketing products and services to help market their products and services on the Internet and through other media channels such as television, radio, and print advertising.

GoIndustry-DoveBid plc (LSE.AIM:GOI) (“GoIndustry”)

GoIndustry is a leader in auction sales and valuations of used industrial machinery and equipment. GoIndustry combines traditional asset sales experience with innovative technology and advanced direct marketing to service the needs of multi-national corporations, insolvency practitioners, dealers and asset-based lenders around the world.

On July 5, 2012, GoIndustry was sold to a wholly-owned subsidiary of Liquidity Services, Inc. (“Liquidity Services”) and is therefore no longer an ICG company as of the date of this Report.

SeaPass Solutions Inc. (“SeaPass”)

SeaPass develops and markets processing solutions that enable insurance carriers, agents and brokers to transmit and receive data in real time by leveraging existing systems to interact automatically. The company’s technology allows information to be accessed in real time, which increases efficiency across all lines of the insurance business.

Item 1. Financial Statements

ICG GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Data)

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$57,145	$121,909
Restricted cash	295	133
Other receivables	—	22,679
Accounts receivable, net of allowance($526-2012; $616-2011)	41,496	32,762
Deferred tax assets	613	613
Prepaid expenses and other current assets	6,553	2,835

Total current assets	106,102	180,931
Fixed assets, net of accumulated depreciation and amortization ($18,741-2012; $17,000-2011)	8,060	6,046
Marketable securities	1,025	—
Ownership interests	43,125	39,052
Goodwill	55,472	22,538
Intangible assets, net	45,468	14,431
Deferred tax assets	31,906	31,940
Cost method investments	11,345	10,820
Other assets, net	1,382	1,062

Total Assets	$303,885	$306,820

Liabilities
Current Liabilities
Current maturities of long-term debt	$4,173	$4,759
Accounts payable	4,982	2,300
Accrued expenses	9,205	6,179
Accrued compensation and benefits	12,004	12,058
Deferred revenue	16,726	13,491

Total current liabilities	47,090	38,787
Long-term debt	8,666	10,761
Deferred revenue	125	61
Other liabilities	5,504	2,336

Total Liabilities	61,385	51,945

Redeemable noncontrolling interest (Note 13)	2,852	1,378

Equity
ICG Group, Inc.’s Stockholders’ Equity
Preferred stock, $0.01 par value; 10,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 2,000,000 shares authorized, 40,913 shares issued (2012) and 40,729 shares issued (2011)	41	41
Treasury stock, at cost, 3,749 shares (2012) and 3,281 shares (2011)	(24,733)	(20,619)
Additional paid-in capital	3,545,262	3,544,121
Accumulated deficit	(3,290,747)	(3,277,733)
Accumulated other comprehensive income	202	74

Total ICG Group, Inc.’s Stockholders’ Equity	230,025	245,884
Noncontrolling Interest	9,623	7,613

Total Equity	239,648	253,497

Total Liabilities, Redeemable noncontrolling interest and Equity	$303,885	$306,820

See accompanying Notes to Consolidated Financial Statements.

ICG GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenue	$45,078	$35,328	$81,708	$69,282

Operating expenses
Cost of revenue	27,018	21,775	50,643	42,765
Selling, general and administrative	15,199	12,115	28,790	23,702
Research and development	4,038	3,325	7,352	6,454
Amortization of intangible assets	1,436	338	1,860	675
Impairment related and other	160	82	287	119

Total operating expenses	47,851	37,635	88,932	73,715

Operating income (loss)	(2,773)	(2,307)	(7,224)	(4,433)
Other income (loss), net	1,054	1,612	1,451	26,558
Interest income	93	124	230	208
Interest expense	(88)	(186)	(196)	(332)

Income (loss) before income taxes and equity loss	(1,714)	(757)	(5,739)	22,001
Income tax (expense) benefit	(392)	963	(932)	(1,977)
Equity loss	(3,236)	(3,185)	(5,539)	(6,761)

Net income (loss)	(5,342)	(2,979)	(12,210)	13,263
Less: Net income attributable to the noncontrolling interest	652	254	804	606

Net income (loss) attributable to ICG Group, Inc.	$(5,994)	$(3,233)	$(13,014)	$12,657

Basic income (loss) per share attributable to ICG Group, Inc.	$(0.17)	$(0.09)	$(0.36)	$0.34

Shares used in computation of basic income (loss) per share	35,917	36,961	36,037	36,953

Diluted income (loss) per share attributable to ICG Group, Inc.	$(0.17)	$(0.09)	$(0.36)	$0.33

Shares used in computation of diluted income (loss) per share	35,917	36,961	36,037	37,976

Net income (loss)	$(5,342)	$(2,979)	$(12,210)	$13,263

Other comprehensive income (loss)
Unrealized holding gains (losses) in marketable securities	1,565	—	1,565	—
Reclassification adjustments/realized net gains on marketable securities	(1,446)	—	(1,446)	—
Other accumulated other comprehensive income (loss)	23	5	9	(15)

Comprehensive income (loss)	(5,200)	(2,974)	(12,082)	13,248
Less: Comprehensive income attributable to the noncontrolling interest	675	259	813	591

Comprehensive income (loss) attributable to ICG Group, Inc.	$(5,875)	$(3,233)	$(12,895)	$12,657

See accompanying Notes to Consolidated Financial Statements.

ICG GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In Thousands, Except Per Share Data)

(Unaudited)

	ICG Group, Inc. Stockholders’ Equity
							Accumulated
			Treasury Stock,		Additional		Other	Non-
	Common Stock		at cost		Paid-In	Accumulated	Comprehensive	Controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interest	Total

Balance as of December 31, 2010	39,439	$39	(2,440)	$(12,031)	$3,541,044	$(3,305,299)	$54	$4,622	$228,429
Equity-based compensation expense related to stock appreciation rights and stock options	—	—	—	—	1,034	—	—	—	1,034
Equity-based compensation expense related to deferred stock units	—	—	—	—	353	—	—	—	353
Equity-based compensation expense related to restricted stock	—	—	—	—	177	—	—	—	177
Issuance of deferred stock units to directors	65	—	—	—	81	—	—	—	81
Issuance of restricted stock to employees, net of forfeitures	82	—	—	—	—	—	—	—	—
Exercise of stock appreciation rights and stock options, net of surrenders	24	1	—	—	(125)	—	—	—	(124)
Impact of redeemable noncontrolling interest accretion	—	—	—	—	(199)	—	—	—	(199)
Impact of incremental acquisition of Procurian					(1,059)			(261)	(1,320)
Impact of subsidiary equity transactions	—	—	—	—	556	—	—	665	1,221
Repurchase of common stock	—	—	(67)	(770)	—	—	—	—	(770)
Noncontrolling owners share of Accumulated Other Comprehensive Income of consolidated subsidiary	—	—	—	—	—	—	(15)	15	—
Net income (loss)	—	—	—	—	—	12,657	—	712	13,369

Balance as of June 30, 2011	39,610	$40	(2,507)	$(12,801)	$3,541,862	$(3,292,642)	$39	$5,753	$242,251

Balance as of December 31, 2011	40,729	$41	(3,281)	$(20,619)	$3,544,121	$(3,277,733)	$74	$7,613	$253,497
Equity-based compensation expense related to stock appreciation rights and stock options	—	—	—	—	1,226	—	—	—	1,226
Equity-based compensation expense related to deferred stock units	—	—	—	—	246	—	—	—	246
Equity-based compensation expense related to restricted stock	—	—	—	—	1,599	—	—	—	1,599
Issuance of deferred stock units and restricted stock to directors	76	—	—	—	135	—	—	—	135
Issuance of restricted stock to employees, net of forfeitures	77	—	—	—	(188)	—	—	—	(188)
Exercise of stock options	31	—	—	—	252	—	—	—	252
Impact of redeemable noncontrolling interest accretion	—	—	—	—	(211)	—	—	—	(211)
Impact of incremental acquisition of consolidated subsidiary	—	—	—	—	(1,144)	—	—	(385)	(1,529)
Impact of subsidiary equity transactions	—	—	—	—	(774)	—	—	1,509	735
Repurchase of common stock	—	—	(468)	(4,114)	—	—	—	—	(4,114)
Net unrealized appreciation in marketable securities and reclassification adjustments	—	—	—	—	—	—	119	—	119
Noncontrolling owners share of Accumulated Other Comprehensive Income of consolidated subsidiary	—	—	—	—	—	—	9	(9)	—
Net income (loss)	—	—	—	—	—	(13,014)	—	895	(12,119)

Balance as of June 30, 2012	40,913	$41	(3,749)	$(24,733)	$3,545,262	$(3,290,747)	$202	$9,623	$239,648

See accompanying Notes to Consolidated Financial Statements.

ICG GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Except Per Share Data)

(Unaudited)

	Six Months Ended June 30,
	2012	2011

Operating Activities
Net income (loss)	$(12,210)	$13,263
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	3,603	2,271
Impairment related and other	287	119
Other income (loss)	(1,451)	(26,558)
Equity loss	5,539	6,761
Equity-based compensation	3,582	1,780
Deferred income taxes	34	1,496
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(5,249)	(2,996)
Tax receivable	—	6,314
Prepaid expenses and other assets	(2,876)	(739)
Accounts payable	1,732	539
Accrued expenses	810	13
Accrued compensation and benefits	(521)	(4,941)
Deferred revenue	815	765
Other liabilities	(236)	684

Cash flows provided by (used in) operating activities	(6,141)	(1,229)
Investing Activities
Capital expenditures, net	(3,498)	(1,865)
Advanced deposits for acquisition of fixed assets	(1,138)	16
Change in restricted cash	(162)	66
Ownership acquisitions, net of cash acquired	(57,583)	(4,130)
Proceeds from sales of ownership interests	15,913	51,878
Proceeds from sales of marketable securities	7,526	—
Proceeds from other distributions	—	1,424
Acquisitions by subsidiary	(11,500)	(1,000)

Cash flows provided by (used in) investing activities	(50,442)	46,389
Financing Activities
Acquisition of noncontrolling interest in subsidiary equity	(1,529)	(1,320)
Repayment long-term debt and capital lease obligations	(3,618)	(3,365)
Borrowings of long-term debt	1,008	238
Purchase of treasury stock	(4,114)	(770)
Tax withholdings related to equity-based awards	(188)	(146)
Cash received for stock option exercises	252	22
Other financing activities	26	(49)

Cash flows provided by (used in) financing activities	(8,163)	(5,390)
Effect of exchange rates on cash	(18)	97

Net increase (decrease) in cash and cash equivalents	(64,764)	39,867
Cash and cash equivalents at beginning of period	121,909	92,438

Cash and cash equivalents at end of period	$57,145	$132,305

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMETS

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

ICG’s Consolidated Balance Sheets at June 30, 2012 and December 31, 2011 included the financial position of the following majority-owned subsidiaries:

June 30, 2012	December 31, 2011
GovDelivery	GovDelivery
InvestorForce	InvestorForce
MSDSonline (1)	Procurian
Procurian

ICG’s Consolidated Statements of Operations and Comprehensive Income (Loss) (its “Consolidated Statements of Operations”) for the three and six months ended June 30, 2012 and 2011 include the results of the following majority-owned subsidiaries:

Three Months Ended June 30,		Six Months Ended June 30,
2012	2011	2012	2011
GovDelivery	GovDelivery	GovDelivery	GovDelivery
InvestorForce	InvestorForce	InvestorForce	InvestorForce
MSDSonline	Procurian	MSDSonline (1)	Procurian
Procurian		Procurian

(1)

On March 30, 2012, ICG acquired 96% of MSDSonline and began consolidating the financial position of that company as of that date. The results of operations of MSDSonline from the date of acquisition through March 31, 2012 were immaterial; the results of operations of MSDSonline are included in ICG’s Consolidated Statements of Operations beginning on April 1, 2012. See Note 4, “Consolidated Core Companies,” for additional information regarding the acquisition of MSDSonline.

2. Significant Accounting Policies

Principles of Accounting for Ownership Interests

The various interests that ICG acquires in its companies are accounted for under one of three methods: the consolidation method, the equity method and the cost method. The applicable accounting method is generally determined based on ICG’s voting interest in a company.

Consolidation. Companies in which ICG directly or indirectly owns greater than 50% of the outstanding voting securities, and for which other stockholders do not possess the right to affect significant management decisions, are generally accounted for under the consolidation method of accounting. Under this method, a subsidiary’s balance sheet and results of operations are reflected in the Consolidated Financial Statements, and all significant intercompany accounts and transactions have been eliminated. Participation of other stockholders in the net assets and in the earnings or losses of a consolidated subsidiary is reflected in the line items “Noncontrolling Interest” in ICG’s Consolidated Balance Sheets and “Net income attributable to the noncontrolling interest” in ICG’s Consolidated Statements of Operations. Noncontrolling interest adjusts ICG’s consolidated results of operations to reflect only ICG’s share of the earnings or losses of the consolidated subsidiary. The results of operations and cash flows of a consolidated subsidiary are generally included through the latest interim period in which ICG owned a greater than 50% direct or indirect voting interest for the entire interim period or otherwise exercised control over the company.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. Significant Accounting Policies – (Continued)

Equity-based compensation activity at ICG’s consolidated subsidiaries may result in changes to ICG’s equity ownership of those companies. That activity typically results in adjustments to ICG’s carrying value of the relevant consolidated company and ICG’s additional paid-in capital. Any impact of equity-based compensation activity at ICG’s consolidated subsidiaries is included in the line item “Impact of subsidiary equity transactions” in ICG’s Consolidated Statements of Changes in Equity.

Equity Method. Companies that are not consolidated, but over which ICG exercises significant influence, are accounted for under the equity method of accounting and are referred to in these Notes to Consolidated Financial Statements as “equity method companies.” The determination as to whether or not ICG exercises significant influence with respect to a company depends on an evaluation of several factors, including, among others, representation on that company’s board of directors, the level of ICG’s ownership of that company’s equity interests (which is generally between a 20% and a 50% interest in the voting securities of an equity method company) and voting rights associated with those equity interests. Under the equity method of accounting, a company’s accounts are not reflected in ICG’s Consolidated Balance Sheets and Statements of Operations. ICG’s share of the earnings and/or losses of the company, as well as any adjustments resulting from prior period finalizations of equity income/losses, are reflected in the line item “Equity loss” in ICG’s Consolidated Statements of Operations; for the three and six months ended June 30 2012, there were no material finalization adjustments. The carrying values of ICG’s equity method companies are reflected in the line item “Ownership interests” in ICG’s Consolidated Balance Sheets.

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

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. Significant Accounting Policies – (Continued)

An increase in ICG’s ownership interest in an equity method company over which ICG maintains significant influence is accounted for as a step acquisition, with an allocation of the excess purchase price to the fair value of the net assets acquired. A decrease in ICG’s ownership interest in an equity method company over which ICG maintains significant influence is accounted for as a dilution gain or loss in ICG’s Consolidated Statements of Operations and reflects the difference between ICG’s share of the underlying net assets of that company prior to the relevant change in ownership and ICG’s share of the underlying net assets of that company subsequent to the relevant change in ownership. When a change occurs that results in a loss of the ability to exercise significant influence over an equity method company, ICG discontinues equity method accounting and applies the cost method of accounting as of the date that the ability to exercise significant influence was lost. A change resulting in an increase in ICG’s ownership interest in an equity method company to that of a controlling financial interest is accounted for as a step acquisition, with an allocation of the purchase price to the fair value of the net assets acquired. ICG remeasures its previously held ownership interest in a company that was previously not consolidated at the acquisition date fair value; any gain or loss resulting from that remeasurement is recognized in ICG’s Consolidated Statements of Operations at that time. In addition, ICG begins to include the financial position and operating results of the newly-consolidated subsidiary in its Consolidated Financial Statements from the date ICG obtains the controlling financial interest in that subsidiary.

Any change in ICG’s ownership interest in a cost method company resulting in ICG’s ability to exercise significant influence over that company or in ICG’s obtaining a controlling financial interest in that company is accounted for with a retroactive adjustment of ICG’s ownership interest for ICG’s share of the past results of the former cost method company’s operations. Therefore, prior results of operations of the former cost method company could change the value of ICG’s ownership interest in its Consolidated Balance Sheets at the time of any such retroactive adjustment; moreover, any such change could be significant. An increase in ICG’s ownership interest in a cost method company that results in accounting for that company using the equity method of accounting or the consolidation of that company by ICG also results in an allocation of the purchase price to the fair value of the net assets acquired. Consistent with ICG’s accounting for an equity method company, if ICG’s ownership interest in a cost method company increases to that of a controlling financial interest, ICG remeasures its previously held ownership interest at the acquisition date fair value and recognizes any gain or loss resulting from this remeasurement in its Consolidated Statements of Operations at that time. In addition, ICG begins to include the financial position and operating results of the newly-consolidated subsidiary in its Consolidated Financial Statements from the date ICG obtains the controlling financial interest in that company.

Issuances of Stock by Consolidated Subsidiaries and Equity Method Companies

The effects of any changes in ICG’s equity ownership interest in a company accounted for under the consolidation or equity method of accounting resulting from the issuance of additional equity interests by that company are accounted for as a disposition of shares by ICG. The difference between the carrying amount of ICG’s ownership interest in a company and the underlying net book value of that company after the issuance of stock by that company is reflected as an equity transaction in ICG’s Consolidated Statements of Changes in Equity (in the case of consolidated subsidiaries) or as a gain or loss in ICG’s Consolidated Statements of Operations (in the case of equity method companies).

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. Significant Accounting Policies – (Continued)

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results could materially differ from those estimates. Those estimates include evaluation of ICG’s convertible debt and equity holdings, including holdings in marketable securities, asset impairment, revenue recognition, income taxes and commitments and contingencies. Those estimates and assumptions are based on management’s best judgments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, such as the current economic environment, that management believes to be reasonable under the circumstances. Management adjusts those estimates and assumptions when facts and circumstances dictate that it is necessary or appropriate to do so. Uncertain market conditions and stagnant information technology spending have combined to increase the uncertainty inherent in those estimates and assumptions. It is reasonably possible that ICG’s accounting estimates with respect to the ultimate recoverability of ICG’s ownership interests in convertible debt and equity holdings, goodwill and the useful life of intangible assets could change in the near term and that the effect of such changes on the Consolidated Financial Statements could be material. Management believes the recorded amounts of ownership interests, goodwill, intangible assets and cost method investments were not impaired at June 30, 2012.

Ownership Interests, Goodwill, Intangible Assets and Cost Method Investments

ICG evaluates its carrying value in equity method companies and cost method companies continuously to determine whether an other-than-temporary decline in the fair value of any such company exists and should be recognized. In order to make this determination with respect to a company, ICG considers that company’s achievement of its business plan objectives and milestones, the fair value of its ownership interest in that company (which, in the case of any company listed on a public stock exchange, is the quoted stock price of the relevant ownership interest), the financial condition and prospects of that company, and other relevant factors. The business plan objectives and milestones ICG considers include, among others, those related to financial performance, such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature, such as obtaining key business partnerships or the hiring of key employees. Impairment charges are determined by comparing ICG’s carrying value of a company with its estimated fair value. Fair value is determined by using a combination of estimating the cash flows related to the relevant asset, including estimated proceeds on disposition, and an analysis of market price multiples of companies engaged in lines of business similar to the company being evaluated. ICG concluded that the carrying value of its equity and cost method companies was not impaired as of June 30, 2012 and December 31, 2011.

ICG tests goodwill for impairment annually during the fourth quarter of each year, or more frequently as conditions warrant, and tests intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. ICG concluded that its goodwill and intangible assets were not impaired as of June 30, 2012 and December 31, 2011.

Revenue Recognition

During the three- and six-month periods ended June 30, 2012 and 2011, ICG’s consolidated revenue was attributable to GovDelivery, InvestorForce, MSDSonline and Procurian (primarily Procurian). Since MSDSonline was acquired on March 30, 2012 and the results of operations for the two-day period from March 30, 2012 through March 31, 2012 were immaterial to ICG, revenue related to MSDSonline has been included in ICG’s consolidated revenue beginning on April 1, 2012.

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

Procurian primarily generates revenue from procurement management services. Procurian also generates a portion of its revenue from consulting projects. Procurement management services include services and technology designed to help companies achieve unit cost savings and process efficiencies. Procurian earns fees for transition services, sourcing, category management and transaction management services. Procurian estimates the total contract value (excluding performance bonus fees) under the contractual arrangements it has with its customers and recognizes revenue under those arrangements on a straight-line basis over the term of the relevant contract, which approximates the life of the customer relationship. Performance bonus fees are deferred until the contingency is achieved or it is determined from existing data and past experience that the savings will be achieved. The portion of those fees related to the portion of the contract that has been performed are then recognized and the remaining performance bonus fees are recognized on a straight-line basis over the remaining life of the contract, which approximates the life of the customer relationship. Consulting projects are engagements in which Procurian negotiates prices from certain suppliers on behalf of its customers in certain categories in which Procurian has sourcing expertise. Under those projects, either the customer pays a fixed fee or a performance bonus. In fixed-fee sourcing arrangements, revenue is recognized on a proportional performance basis, provided that there is no uncertainty as to Procurian’s ability to fulfill its obligations under the contract or to provide other services that are to be rendered under the contract.

Concentration of Customer Base and Credit Risk

For the three and six months ended June 30, 2012, Zurich Insurance Company Ltd (“Zurich”), a customer of Procurian, represented 22% and 15%, respectively, of ICG’s consolidated revenue. Accounts receivable, including unbilled amounts, from Zurich as of June 30, 2012 were $7.2 million. For the three and six months ended June 30, 2011, none of ICG’s companies’ customers represented more than 10% of ICG’s consolidated revenue.

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

In June 2011, the FASB issued accounting guidance related to the presentation of other comprehensive income and its components in financial statements. The guidance provides two options for presenting the total of comprehensive income, the components of net income and the components of other comprehensive income. The guidance became effective for ICG on January 1, 2012 and did not have a significant impact on its Consolidated Financial Statements. ICG has revised the presentation of its Consolidated Financial Statements beginning with its Quarterly Report on Form 10-Q for the period ended March 31, 2012 to conform to the guidance.

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

3. Goodwill and Intangibles Assets

Goodwill

The following table summarizes the activity related to ICG’s goodwill (in thousands):

Goodwill at December 31, 2011	$22,538
Increase in goodwill due to MSDSonline acquisition on March 30, 2012 (Note 4)	15,847
Estimated increase in goodwill due to preliminary allocation of acquisition price for subsidiary acquisition (Note 4)	17,087

Goodwill at June 30, 2012	$55,472

As of June 30, 2012 and December 31, 2011, all of ICG’s goodwill was allocated to its consolidated core companies.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Goodwill and Intangibles Assets – (Continued)

Intangible Assets

The following table summarizes ICG’s intangible assets (in thousands):

		As of June 30, 2012
Intangible Assets	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	3-11 years	$33,757	$(3,438)	$30,319
Trademarks/trade names	3-11 years	8,524	(490)	8,034
Technology	5-10 years	3,459	(320)	3,139
Non-compete agreements	2-5 years	3,916	(373)	3,543
Intellectual property	5 years	41	(8)	33

		49,697	(4,629)	$45,068
Other intellectual property	Indefinite	400	—	400

		$50,097	$(4,629)	$45,468

		As of December 31, 2011
Intangible Assets	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	3-11 years	$13,317	$(2,344)	$10,973
Trademarks/trade names	3-11 years	1,547	(243)	1,304
Technology	10 years	1,559	(149)	1,410
Non-compete agreements	2-5 years	336	(29)	307
Intellectual property	5 years	41	(4)	37

		16,800	(2,769)	14,031
Other intellectual property	Indefinite	400	—	400

		$17,200	$(2,769)	$14,431

Amortization expense for intangible assets during the three- and six-month periods ended June 30, 2012 was $1.4 million and $1.9 million, respectively. Amortization expense for intangible assets during the three- and six-month periods ended June 30, 2011 was $0.3 million and $0.7 million, respectively. ICG amortizes intangibles using the straight line method.

Remaining estimated amortization expense is as follows (in thousands):

2012 (remaining six months)	$2,884
2013	$5,754
2014	$5,705
2015	$4,797
2016	$4,462
Thereafter	$21,466

Remaining amortization expense	$45,068

Impairment

There were no impairment charges related to goodwill or intangible assets associated with ICG’s consolidated subsidiaries during the three- and six-month periods ended June 30, 2012 and 2011.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. Consolidated Core Companies

On March 30, 2012, ICG acquired 96% of the equity of MSDSonline; the acquisition was accounted for under the acquisition method. Accordingly, ICG allocated the purchase price to the acquired tangible and identifiable intangible assets and liabilities based upon their respective fair values at the date of acquisition, which were as follows (in thousands):

Net assets acquired:
Goodwill	$15,847
Customer lists (11 year life)	20,440
Technology (5 year life)	1,900
Trademarks, trade names and domain names (11 year life)	6,800
Non-compete agreements (3 year life)	3,580
Other net assets (liabilities)	1,170

49,737
Redeemable noncontrolling interest (1)	(1,355)

$48,382

(1)

ICG estimated the fair value of the redeemable noncontrolling interest of MSDSonline with consideration of discounts for lack of control and lack or marketability. See Note 13, “Redeemable Noncontrolling Interest.”

Because MSDSonline was acquired on March 30, 2012, the results of its operations from the acquisition date through March 31, 2012 were immaterial to ICG and are therefore not included in ICG’s Consolidated Statements of Operations for that period. See the pro forma information table below.

On June 29, 2012, Procurian acquired Media IQ, LLC (“Media IQ”), a media audit and benchmarking services provider, for consideration consisting of (a) $11.5 million in cash paid at closing, (b) Procurian common stock valued at $4.0 million, which is classified as a liability and included in the line items “Accrued Expenses” and “Other Liabilities” in ICG’s Consolidated Balance Sheets as of June 30, 2012, and (c) $2.0 million of deferred cash payment that is due in $1.0 million increments on the one- and two-year anniversaries of the closing date of the acquisition. Procurian will allocate the purchase price to the acquired tangible and identifiable intangible assets and liabilities based upon their respective fair values at the date of acquisition. The estimated total amount of intangible assets will be included in goodwill until that allocation is completed, which is expected to happen by December 31, 2012.

The information in the following table represents revenue, net income (loss) attributable to ICG Group, Inc. and net income (loss) per diluted share attributable to ICG Group, Inc. for the relevant periods had ICG consolidated MSDSonline for the entire six-month period ended June 30, 2012 and the three- and six-month period ended June 30, 2011. The pro forma information in the following table also includes the effect of Procurian’s acquisition of Media IQ had ICG owned 80% of Procurian and had Media IQ been included in Procurian’s results for the three- and six-month periods ended June 30, 2012 and 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands, except per share data)

Revenue	$46,372	$39,740	$87,963	$77,688

Net income (loss) attributable to ICG Group, Inc.	$(5,791)	$(2,977)	$(12,724)	$13,021

Net income (loss) per diluted share attributable to ICG Group, Inc.	$(0.16)	$(0.08)	$(0.35)	$0.34

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. Consolidated Core Companies – (Continued)

During the six months ended June 30, 2012, ICG acquired additional equity ownership interests (totaling slightly less than 1%) in Procurian through the purchase of Procurian common stock from former Procurian employees for aggregate consideration of $1.5 million. The increase in ICG’s equity ownership interest in Procurian resulted in an increase in ICG’s controlling interest and a corresponding decrease in noncontrolling interest ownership. Accordingly, ICG recorded a decrease during the six months ended June 30, 2012 of $0.4 million to “Noncontrolling Interest” in ICG’s Consolidated Balance Sheets. The remaining purchase price of $1.1 million was recorded as a decrease to “Additional paid-in capital” in ICG’s Consolidated Balance Sheets as of June 30, 2012. This transaction is also included in the line item “Impact of incremental acquisition of consolidated subsidiary” in ICG’s Consolidated Statements of Changes in Equity for the six months ended June 30, 2012.

During the three months ended June 30, 2012, in connection with the transaction with Media IQ, Procurian issued additional shares of common stock to both Media IQ and ICG. Following those stock issuances, ICG’s equity ownership interest in Procurian decreased from 81% to 80% as of June 29, 2012. That reduction in ICG’s equity ownership interest in Procurian was accounted for as a disposition of shares and resulted in a dilution loss of $1.1 million that was recorded as a decrease to “Additional paid-in capital” in ICG’s Consolidated Balance Sheets as of June 30, 2012; that dilution gain is included in the line item “Impact of subsidiary equity transactions” in ICG’s Consolidated Statements of Changes in Equity for the six months ended June 30, 2012.

Other changes to ICG’s equity ownership interests in its consolidated core companies, as well as equity-based compensation award activity at ICG’s consolidated core companies also result in adjustments to “Additional paid-in capital” and “Noncontrolling Interest” in ICG’s Consolidated Balance Sheets. The impact of those changes to ICG’s equity ownership interests in its consolidated core companies (excluding the acquisition of additional equity ownership interests in Procurian from former Procurian employees discussed above) on ICG’s “Additional paid-in capital,” which are included in the line item “Impact of subsidiary equity transactions” in ICG’s Consolidated Statements of Changes in Equity for the six months ended June 30, 2012 and 2011, were as follows:

	Six Months Ended June 30,
	2012	2011
	(in thousands)

GovDelivery	$37	$18
InvestorForce	$3	$(368)
MSDSonline	$150	$—
Procurian	$(964)	$906

The impact of those changes to the noncontrolling interest, which are also included in the line item “Impact of subsidiary equity transactions” in ICG’s Consolidated Statements of Changes in Equity for the six months ended June 30, 2012 and 2011, was as follows:

	Six Months Ended June 30,
	2012	2011
	(in thousands)

InvestorForce	$—	$369
Procurian	$1,509	$296

In July and August 2012, ICG acquired additional equity ownership interests in Channel Intelligence for consideration of $2.4 million, increasing ICG’s ownership interest in that company to 52%. Following the first of those acquisitions, which occurred on July 11, 2012, ICG will consolidate the financial results of Channel Intelligence. ICG will complete an acquisition allocation related to that transaction, which it expects to finalize by December 31, 2012.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. Consolidated Core Companies – (Continued)

In July 2012, Procurian acquired Utilities Analyses, Inc. (“UAI”), an energy procurement specialist, for $6.7 million in cash. Procurian will allocate the purchase price to the acquired tangible and identifiable intangible assets and liabilities based upon their respective fair values at the date of acquisition, which it expects to finalize by December 31, 2012.

5. Ownership Interests and Cost Method Investments

Equity Method Companies

The following unaudited summarized financial information relates to ICG’s companies accounted for under the equity method of accounting as of June 30, 2012 and December 31, 2011 and for the three- and six-month periods ended June 30, 2012 and 2011. This aggregate information has been compiled from the financial statements of those companies.

Balance Sheets (Unaudited)

	June 30, 2012 (1)	December 31, 2011 (2)
	(in thousands)

Cash and cash equivalents	$14,680	$13,687
Other current assets	27,896	28,767
Non-current assets	70,184	69,218

Total assets	$112,760	$111,672

Current liabilities	$49,722	$47,125
Non-current liabilities	4,691	10,770
Long-term debt	23,456	18,959
Stockholders’ equity	34,891	34,818

Total liabilities and stockholders’ equity	$112,760	$111,672

Total carrying value	$43,125	$39,052

(1)	Includes (ICG voting ownership): Acquirgy (25%), Channel Intelligence (49%), Freeborders (31%), GoIndustry (26%), SeaPass (38%) and WhiteFence (36%).
(2)	Includes (ICG voting ownership): Acquirgy (25%), Channel Intelligence (49%), Freeborders (31%), GoIndustry (26%), SeaPass (26%) and WhiteFence (36%).

As of June 30, 2012, ICG’s aggregate carrying value in equity method companies exceeded ICG’s share of the net assets of those equity method companies by approximately $33.5 million. Of that excess, $28.0 million was allocated to equity method goodwill, which is not amortized, and $5.5 million was allocated to equity method intangibles, which are generally amortized over periods ranging from three to seven years. As of December 31, 2011, ICG’s aggregate carrying value in equity method companies exceeded ICG’s share of the net assets of these equity method companies by approximately $28.4 million. Of that excess, $24.6 million was allocated to equity method goodwill, which is not amortized, and $3.8 million was allocated to equity method intangibles, which are generally amortized over periods ranging from three to seven years.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. Ownership Interests and Cost Method Investments – (Continued)

Results of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012 (1)	2011 (2)	2012 (1)	2011 (3)
	(in thousands)
Revenue	$29,751	$42,531	$59,105	$92,672

Net income (loss)	$(7,094)	$(7,208)	$(12,561)	$(17,032)

Equity income (loss) excluding impairments and amortization of intangible assets	$(2,909)	$(2,649)	$(4,947)	$(5,639)
Amortization of intangible assets	(327)	(536)	(592)	(1,122)

Total equity income (loss)	$(3,236)	$(3,185)	$(5,539)	$(6,761)

(1)	Includes Acquirgy, Channel Intelligence, Freeborders, GoIndustry, SeaPass and WhiteFence.
(2)

Includes Acquirgy, Channel Intelligence, ClickEquations, Inc. (“ClickEquations”) (to June 14, 2011, the date of disposition), Freeborders, GoIndustry, SeaPass, StarCite, Inc. (“StarCite”) and WhiteFence.

(3)

Includes Acquirgy, Channel Intelligence, ClickEquations (to June 14, 2011, the date of disposition), Freeborders, GoIndustry, Metastorm Inc. (“Metastorm”) (to February 17, 2011, the date of disposition), SeaPass, StarCite and WhiteFence.

Impairment – Equity Companies

ICG performs ongoing business reviews of its equity method companies to determine whether ICG’s carrying value in those companies is impaired. ICG has determined its carrying value in its equity method companies was not impaired during the three and six months ended June 30, 2012 and 2011.

Other Equity Company Information

During the six months ended June 30, 2012, ICG participated in an equity financing transaction for SeaPass. During the period, ICG acquired $9.0 million of SeaPass preferred stock, increasing its ownership in SeaPass from 26% to 38%. ICG completed a purchase price allocation related to this transaction, which resulted in an allocation of the purchase price to equity-method intangible assets that will be amortized over five years and equity-method goodwill.

On February 17, 2011, Metastorm, one of ICG’s equity core companies, was sold to Open Text Corporation. ICG’s portion of the sale proceeds was $53.0 million; $51.3 million of those proceeds were received at closing on February 17, 2011, and the remaining proceeds were placed in escrow in connection with a customary indemnification holdback. As a result of that transaction, ICG recorded a gain of $24.9 million that is included in the line item “Other income (loss)” in ICG’s Consolidated Statements of Operations for the six months ended June 30, 2011. In November 2011, ICG received $1.1 million of escrowed proceeds, which ICG recorded as a gain during the year ended December 31, 2011. In March 2012, ICG received $0.2 million of escrowed proceeds, representing the final distribution of escrowed proceeds. ICG recorded that amount as a gain during the six months ended June 30, 2012, which is included in the line item “Other income (loss)” in ICG’s Consolidated Statements of Operations.

On June 14, 2011, Channel Intelligence acquired substantially all of the assets of ClickEquations, primarily in exchange for Channel Intelligence preferred stock that was distributed to ClickEquations’ stockholders, including ICG. The transaction diluted ICG’s ownership in Channel Intelligence and, accordingly, ICG recorded a dilution gain of $0.5 million. Based on the excess of the specified value of the Channel Intelligence preferred stock received by ICG in the transaction over ICG’s carrying value of ClickEquations on the transaction date, ICG recorded a loss on the sale of ClickEquations in the amount of $0.8 million. Both the dilution gain and the loss on the sale transaction are included in “Other income (loss)” in ICG’s Consolidated Statements of Operations for the three and six months ended June 30, 2011.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. Ownership Interests and Cost Method Investments – (Continued)

In connection with the Channel Intelligence/ClickEquations transaction, ICG and Channel Intelligence entered into a loan agreement under which Channel Intelligence borrowed $1.0 million from ICG on June 14, 2011. The loan, which matures on June 14, 2014, bears interest at an annual rate of 15% and requires quarterly interest payments beginning in the three-month period ended June 30, 2012. Under the loan agreement, Channel Intelligence is entitled to borrow an additional $1.5 million from ICG on or before June 11, 2013 to facilitate its operations.

On December 30, 2011, StarCite, one of ICG’s equity method companies, was sold to The Active Network, Inc. (NYSE: ACTV) (“Active”) for consideration to ICG consisting of $15.8 million of cash and 668,755 shares of Active common stock valued at $9.1 million, based on the $13.60 closing price of the stock on December 30, 2011. Approximately $0.1 million of the cash consideration and 102,199 shares of the stock consideration were placed in escrow to satisfy potential indemnity claims. Of the stock consideration, 52,893 shares would have been received only if the closing price of Active’s stock did not exceed certain thresholds following the closing; ICG will not receive that contingent stock consideration because the stipulated thresholds were met.

As of December 31, 2011, ICG had not received the consideration related to this transaction. Accordingly, ICG recorded a receivable in the amount of $22.7 million that is reflected in the line item “Other receivables” in ICG’s Consolidated Balance Sheets as of December 31, 2011. That amount represented cash of $15.7 million and Active common stock valued at $7.0 million, based on the $13.60 closing stock price of Active on December 30, 2011. During the six months ended June 30, 2012, ICG received both the cash consideration of $15.7 million and the shares of Active common stock.

Marketable securities represent ICG’s holdings of publicly-traded equity securities and are accounted for as available-for-sale securities. Upon the registration of shares of Active common stock with the SEC on April 5, 2012, ICG recorded an adjustment to increase the value of the Active common stock, with an offsetting increase to other comprehensive income in ICG’s Consolidated Balance Sheets, to reflect those shares at fair value based on the closing price of Active common stock on that date. During the three months ended June 30, 2012, ICG sold 447,057 shares of Active common stock at an average price per share of $16.88. ICG received total proceeds of $7.5 million and recognized a gain on the sale of those securities in the amount of $1.4 million, which is included in the line item “Other income (loss), net” in ICG’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2012. The fair value of the remaining shares of Active common stock is reflected in the line item “Marketable Securities” on ICG’s Consolidated Balance Sheets as of June 30, 2012.

On July 5, 2012, GoIndustry was sold to Liquidity Services. ICG’s portion of the proceeds was $2.9 million of cash, which has been received. ICG expects to record equity loss for its share of the sale transaction costs to the extent of ICG’s remaining basis in GoIndustry and a gain of $2.9 million during the three months ended September 30, 2012 that will be included in the line item, “Other income (loss)” in ICG’s Consolidated Statements of Operations.

Cost Method Investments

ICG’s carrying values of its holdings of cost method companies were $11.3 million and $10.8 million as of June 30, 2012 and December 31, 2011, respectively. Those amounts are reflected in the line item “Cost method investments” in ICG’s Consolidated Balance Sheets as of the relevant dates.

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

ICG performs ongoing business reviews of its cost method companies to determine whether ICG’s carrying value in those companies is impaired. ICG determined its carrying value in its cost method companies was not impaired during the three- and six-month periods ended June 30, 2012 and 2011.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. Ownership Interests and Cost Method Investments – (Continued)

Escrow Information

In addition to the escrowed proceeds described above, as of June 30, 2012, the following amounts of ICG’s potential proceeds from sales of former equity method and cost method companies remained in escrow to satisfy potential or ongoing indemnification claims: (1) 97,100 shares of Active common stock, valued at $1.5 million (based on the stock’s June 30, 2012 closing price), (2) 13,069 shares of IntercontinentalExchange, Inc. (NYSE: ICE) common stock, valued at $1.8 million (based on the stock’s June 30, 2012 closing price), and (3) $0.8 million of cash. The release of any of those escrowed proceeds to ICG would result in additional gains at the time ICG is entitled to such proceeds, the amount is fixed or determinable and realization is assured.

6. Financial Instruments

Derivative Financial Instruments

During the three and six months ended June 30, 2012 and 2011, Procurian was party to an interest rate swap hedge agreement with PNC Bank to mitigate the risk of fluctuations in the variable interest rate related to Procurian’s term loan with PNC Bank. The net mark-to-market adjustments recognized by Procurian, which are detailed in the table below, represent the change in value of the swap related to the fluctuations in the applicable interest rates during the relevant periods. This instrument is set to mature in 2015. See Note 7, “Debt.”

During the three months ended June 30, 2012, Procurian purchased average rate currency options and forward contracts with quarterly expirations to mitigate the risk of currency fluctuations at Procurian’s operations in Europe (including the United Kingdom), Asia and South America. During the three and six months ended June 30, 2011, Procurian utilized average rate currency options with quarterly expirations to mitigate the risk of currency fluctuations at Procurian’s operations in Europe (including the United Kingdom), Asia and South America. The net mark-to-market adjustments recognized by Procurian, which are detailed in the table below, represent the premiums paid for the options by Procurian, as well as the change in value of the options related to the fluctuation of exchange rates during the relevant period.

The following table presents the classifications and fair values of our derivative instruments as of June 30, 2012 and December 31, 2011 (in thousands):

Consolidated Balance Sheets
Derivative	Classification	June 30, 2012	December 31, 2011

Average rate currency options and forward contracts	Prepaids and other current assets	$117	$—

Interest rate swap	Accrued expenses	$(6)	$(36)

The following table presents the mark-to-market impact on earnings resulting from ICG’s hedging activities for the three and six months ended June 30, 2012 and 2011, respectively (in thousands):

		Three Months ended June 30,		Six Months Ended June 30,
Derivative	Classification	2012	2011	2012	2011

Average rate currency options and forward contracts	Other income (loss), net	$(123)	$6	$(123)	$(142)
Interest rate swap	Interest income (expense)	$18	$(55)	$30	$(32)

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

Assets and liabilities are measured at fair value based on one or more of the following three valuation techniques:

Market Approach – Fair value is determined based on prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities.

Income Approach – Fair value is determined by converting relevant future amounts to a single present amount based on market expectations (including present value techniques and option pricing models).

Cost Approach – Fair value represents the amount that currently would be required to replace the service capacity of the relevant asset (often referred to as replacement cost).

The fair value hierarchy of ICG’s financial assets measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011 were as follows (in thousands):

	Asset (liability) as of June 30, 2012	Valuation Technique (Approach)	Level 1	Level 2	Level 3

Cash equivalents (money market accounts and commercial paper investments)	$50,337	Market	$50,337	$—	$—
Hedges of interest rate risk (1)	(6)	Market	—	(6)	—
Acquisition contingent consideration obligations	(1,197)	Income	—	—	(1,197)

	$49,134		$50,337	$(6)	$(1,197)

	Asset (liability) as of December 31, 2011	Valuation Technique (Approach)	Level 1	Level 2	Level 3

Cash equivalents (money market accounts and commercial paper investments)	$111,775	Market	$111,775	$—	$—
Hedges of interest rate risk (1)	(36)	Market	—	(36)	—
Acquisition contingent consideration obligations	(1,197)	Income	—	—	(1,197)

	$110,542		$111,775	$(36)	$(1,197)

(1)

ICG’s counterparties under the arrangements provide quarterly statements of market values of those instruments based on significant inputs that are observable or can be derived principally from, or corroborated by, observable market data for substantially the full term of the asset or liability.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Debt

Long-Term Debt

ICG’s long-term debt of $12.8 million and $15.5 million at June 30, 2012 and December 31, 2011, respectively, related to its consolidated core companies and consisted primarily of a term loan at Procurian.

	Interest Rates	June 30, 2012	December 31, 2011
		(in thousands)

Procurian term loan	1.99-3.09%	$12,666	$14,667
Capital leases and other debt	2.25-10.27%	173	853

		12,839	15,520
Current maturities		(4,173)	(4,759)

Long-term debt		$8,666	$10,761

Loan and Credit Agreements

As of June 30, 2012, Procurian and a number of its wholly-owned subsidiaries were party to a loan agreement with PNC Bank that provided for a revolving line of credit and a term loan. Under the line of credit, which was set to mature on August 2, 2013, Procurian was able to borrow up to $15.0 million and to obtain up to $5.0 million of letters of credit, subject to specified fees and other terms. The line of credit was subject to a 0.25% per annum unused commitment fee that was payable to the bank quarterly. Under the term loan, Procurian initially borrowed $20.0 million in order to fund a cash dividend paid to stockholders, including ICG, during 2010. Procurian also paid a nonrefundable $0.2 million commitment fee to PNC Bank upon the initial consummation of the line of credit and term loan. Both the line of credit and the term loan have been secured by a first priority lien on the assets of the borrowing companies.

The term loan and the line of credit both bore interest, at Procurian’s option, at either (1) a base rate equal to the highest of PNC Bank’s prime rate, the sum of the Federal Funds Open Rates plus 0.5% and the sum of the daily LIBOR rate plus 1.0%, or (2) a daily to six month LIBOR rate plus a margin ranging from 1.75% to 2.5%, depending on the then-current debt-to-EBITDA ratio of the borrowing companies. Under the loan agreement, any outstanding principal and interest under the line of credit would become due and payable periodically through August 2, 2013, the principal under the term loan was payable in $0.3 million monthly installments through August 1, 2015, and any outstanding interest under the term loan would become due and payable periodically through August 1, 2015. There are no amounts outstanding under the line of credit; the amounts outstanding under the term loan as of December 31, 2011 and June 30, 2012 are set forth in the table above.

On August 6, 2010, Procurian entered into an interest rate swap hedge agreement whereby 50% of the term loan was effectively converted to a fixed interest rate of 1.34% by the hedge agreement. At June 30, 2012, the effective interest rate being paid by Procurian under the term loan, including the applicable margin, was 1.99% for the portion of the loan tied to a floating LIBOR rate and 3.09% for the portion of the loan covered by the interest rate swap hedge agreement. Procurian terminated the hedge agreement, without penalty, on August 1, 2012.

On August 9, 2012, Procurian and PNC Bank entered into an amendment to the loan agreement. The amendment, among other things, (1) extended the term of the line of credit to August 2, 2015 and the term of the term loan to August 1, 2017, (2) increased the amount borrowed and outstanding under the term loan to $25.0 million (a $13.0 million increase from the August 9, 2012 term loan balance of $12.0 million) and (3) decreased the range of margins used to calculate the interest rates applicable to both the line of credit and the term loan from between 1.75% and 2.5% to between 1.5% and 2.0%. Following the amendment, any outstanding principal and interest under the line of credit will become due and payable periodically through August 2, 2015, the principal under the term loan is payable in $0.4 million monthly installments through August 1, 2017, and any outstanding interest under the term loan will become due and payable periodically through August 1, 2017.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Debt – (Continued)

On October 26, 2011, GovDelivery entered into a loan agreement with Venture Bank under which the company may borrow up to $1.0 million under a revolving line of credit that is secured by GovDelivery’s assets. The term of the line of credit expires on March 2, 2013. The line of credit bears interest at a base rate equal to the prime rate plus 2.0%, but in no case less than 7.0% (the interest rate at June 30, 2012 was 7.0%). No amounts were outstanding under the line of credit at June 30, 2012. There was $0.4 million outstanding on the line of credit at December 31, 2011.

On December 18, 2009, ICG entered into an amended and restated letter of credit agreement with Comerica Bank (the “LC Agreement”) that provides for the issuance of letters of credit of up to $10.0 million, subject to a cash-secured borrowing base, as defined by the LC Agreement. On December 16, 2011, ICG entered into an amendment to LC Agreement to extend the term through December 14, 2012. Issuance fees of 0.50% per annum of the face amount of each letter of credit will be paid to Comerica Bank upon issuance. The LC Agreement is also subject to a 0.25% per annum unused commitment fee payable to the bank on a quarterly basis. No amounts were outstanding under those agreements at June 30, 2012 or December 31, 2011.

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

The core reporting segment includes companies in which ICG’s management takes a very active role in providing strategic direction and management assistance; those companies may be consolidated by ICG or may be equity method or cost method companies. The venture reporting segment includes companies to which ICG generally devotes less capital, holds relatively smaller ownership stakes and generally has less influence over the strategic directions and management decisions than it does with its core companies. At June 30, 2012, the core segment included the results of ICG’s consolidated core companies, recorded ICG’s share of earnings and losses of its equity core companies and captured ICG’s carrying value in its consolidated core companies and equity core companies. At June 30, 2012, the venture segment recorded ICG’s share of earnings and losses of venture companies accounted for under the equity method of accounting and captured ICG’s carrying value in those companies. ICG’s carrying value of its holdings in cost method investments are considered “corporate” assets as of June 30, 2012.

During the three and six months ended June 30, 2012, $3.5 million and $5.9 million, respectively, of ICG’s consolidated revenue relates to sales generated in Europe, primarily the United Kingdom and Switzerland. During the three and six months ended June 30, 2011, $2.4 million and $4.9 million, respectively, of ICG’s consolidated revenue relates to sales generated in the United Kingdom. The remaining consolidated revenue for the three- and six-month periods ended June 30, 2012 and 2011 relates primarily to sales generated in the United States. As of June 30, 2012 and December 31, 2011, ICG’s assets were located primarily in the United States.

On July 5, 2012, GoIndustry was sold to Liquidity Services. The amount of equity loss related to GoIndustry for the three- and six-month periods ended June 30, 2012 is included in ICG’s venture segment in the table below. Beginning in the third quarter of 2012, the amount of equity loss related to GoIndustry will be removed from the venture segment and reflected in “Dispositions” in the table below.

During the year ended December 31, 2011, ClickEquations, Metastorm and StarCite were sold. The amount of equity loss related to each of these companies has been removed from segment results and is reflected in “Dispositions” in the table below for the relevant 2011 period.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. Segment Information – (Continued)

Segment Information
(in thousands)
				Reconciling Items
	Core	Venture	Total Segment	Dispositions	Corporate	Other(1)	Consolidated Results
Three Months Ended June 30, 2012
Revenues	$45,078	$—	$45,078	$—	$—	$—	$45,078
Net income (loss) attributable to ICG Group, Inc.	$(1,500)	$(1,836)	$(3,336)	$—	$(3,476)	$818	$(5,994)

Three Months Ended June 30, 2011
Revenues	$35,328	—	$35,328	$—	—	—	$35,328
Net income (loss) attributable to ICG Group, Inc.	$(12)	$(1,118)	$(1,130)	$(974)	$(2,476)	$1,347	$(3,233)

Six Months Ended June 30, 2012
Revenues	$81,708	$—	$81,708	$—	$—	$—	$81,708
Net income (loss) attributable to ICG Group, Inc.	$(2,185)	$(3,054)	$(5,239)	$—	$(8,598)	$823	$(13,014)

Six Months Ended June 30, 2011
Revenues	$69,282	$—	$69,282	$—	$—	$—	$69,282
Net income (loss) attributable to ICG Group, Inc.	$150	$(2,629)	$(2,479)	$(2,100)	$(8,623)	$25,859	$12,657

(1)

	Three Months Ended June 30,		Six Month Ended June 30,
	2012	2011	2012	2011

Corporate other income (loss) (Note 10)	$1,470	$1,601	$1,627	$26,465
Noncontrolling interest	(652)	(254)	(804)	(606)

	$818	$1,347	$823	$25,859

	Core	Venture	Total Segment	Dispositions	Corporate	Other	Consolidated Results

Assets as of:
June 30, 2012	$237,438	$13,074	$250,512	$—	$53,373	$—	$303,885

Assets as of:
December 31, 2011	$172,416	$7,157	$179,573	$—	$127,247	$—	$306,820

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Equity-Based Compensation

Equity-based compensation for the periods presented in the following table is primarily included in the line item “Selling, general and administrative” in ICG’s Consolidated Statements of Operations. The following table provides additional information related to ICG’s equity-based compensation (in thousands, except weighted average years):

	Three Months Ended June 30,		Six Months Ended June 30,		Unrecognized Equity-Based Compensation as of June 30, 2012	Weighted Average Years Remaining of Equity-Based Compensation as of June 30, 2012
	2012	2011	2012	2011

Stock Appreciation Rights	$618	$526	$1,226	$1,034	$5,268	2.6
Restricted Stock	713	42	1,396	77	9,624	3.4
Deferred Stock Units	87	268	246	353	231	0.7

Equity-Based Compensation	$1,418	$836	$2,868	$1,464	$15,123
Equity-Based Compensation for Consolidated Core Companies	518	210	714	316	3,675	3.2

Equity-Based Compensation	$1,936	$1,046	$3,582	$1,780	$18,798

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

During the three and six months ended June 30, 2012, ICG granted 259,625 SARs to employees at a weighted-average base price of $9.25 per share and a weighted-average fair value of $4.90 per share. During the three and six months ended June 30, 2011, ICG granted 275,625 SARs to employees and a non-management director at a weighted average base price of $12.15 per share and a weighted-average fair value of $6.58 per share. There were no SARs exercised in the three and six months ended June 30, 2012. During the three and six months ended June 30, 2011, 17,188 and 98,057 SARs were exercised, respectively. Those exercises resulted in the issuance of 1,576 and 19,998 shares of ICG’s Common Stock during the three and six months ended June 30, 2011, respectively. During the three and six months ended June 30, 2012, 1,598 SARs were forfeited. There were no forfeitures during the three and six months ended June 30, 2011. There were 4,405,418 and 4,147,391 SARs outstanding at June 30, 2012 and December 31, 2011, respectively. The aggregate intrinsic values of the SARs outstanding at June 30, 2012 and December 31, 2011 were $7.5 million and $2.1 million, respectively.

Stock Options

The fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model. Stock options generally vest ratably over four years: 25% vests on the first anniversary of the grant date and the remaining 75% vests equally each month over the subsequent 36 months. There were no stock options granted during the three and six months ended June 30, 2012 and 2011. During the three and six months ended June 30, 2012, 3,700 and 30,500 stock options were exercised, respectively. During the three and six months ended June 30, 2011, 3,125 and 3,425 stock options were exercised, respectively. During the three and six months ended June 30, 2012, 600 and 8,000 stock options expired, respectively. During the three and six months ended June 30, 2011, 42,117 and 69,117 stock options expired, respectively. During the three months ended June 30, 2012, 21 stock options were forfeited. There were no forfeitures in the three- and six-month periods ended June 30, 2011. There were 144,687 and 183,208 stock options outstanding as of June 30, 2012 and December 31, 2011, respectively; the aggregate intrinsic values of the stock options outstanding at June 30, 2012 and December 31, 2011 were $0.5 million and $0.3 million, respectively.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Equity-Based Compensation – (Continued)

SARs and Stock Options Fair Value Assumptions

ICG estimates the grant date fair value of SARs and stock options using the Black-Scholes option-pricing model, which requires the input of highly subjective assumptions. Those assumptions include estimating the expected life of the award and estimating volatility of ICG’s stock price over the expected term. Expected volatility approximates the historical volatility of ICG’s Common Stock over the period commensurate with the expected term of the award. The expected term calculation is based on an average of the award vesting term and the life of the award. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for an instrument with a maturity that is commensurate with the expected term of the award. Changes in these assumptions, the estimated forfeitures and/or the requisite service period can materially affect the amount of equity-based compensation recognized in ICG’s Consolidated Statements of Operations.

The following assumptions were used to determine the fair value of SARs granted to employees and a non-management director by ICG during the three and six months ended June 30, 2012 and 2011:

	Three and Six Months Ended June 30,
	2012	2011

Expected volatility	56%	56%
Average expected life of SAR (in years)	6.25	5.25-6.25
Risk-free interest rate	0.92%	1.62-1.97%
Dividend yield	0%	0%

Restricted Stock

During the three months ended June 30, 2012, ICG granted 69,875 shares of restricted stock to its employees. Those shares were valued at $0.6 million on the date of grant and will vest as follows: 12.5% of the award vests on the nine-month anniversary of the grant and the remaining 87.5% vests equally every six months subsequent to the first vesting date. Also during the three months ended June 30, 2012, ICG granted 28,348 shares of restricted stock to executives of one of its consolidated subsidiaries. Those shares were valued at $0.3 million on the date of grant and will vest only upon the achievement of certain performance conditions. During the six months ended June 30, 2012, ICG granted 18,750 shares of restricted stock to certain non-management directors under ICG’s Amended and Restated Non-Management Director Compensation Plan (the “Director Plan”). Those shares were valued at $0.2 million and will vest in the first quarter of 2013. During the three and six months ended June 30, 2011, ICG granted 66,875 shares of restricted stock to its employees. Those shares vest in equal annual installments over four years and were valued at $0.8 million on the date of grant. Also during the three and six months ended June 30, 2011, ICG granted 15,035 shares of restricted stock to executives of one of its consolidated subsidiaries that vest after seven years, with the possibility to accelerate the vesting for the achievement of certain performance conditions. Those shares were valued at $0.2 million on the date of grant. During the three and six months ended June 30, 2012, 62,461 and 68,711 shares of restricted stock vested, respectively. During the six months ended June 30, 2011, 6,250 shares of restricted stock vested. During the three and six months ended June 30, 2012, 375 shares of restricted stock were forfeited. There were no forfeitures during the three and six months ended June 30, 2011. There were 1,273,672 and 1,225,785 shares of restricted stock issued and unvested at June 30, 2012 and December 31, 2011, respectively.

The issuance of shares of restricted stock to executives of one of ICG’s consolidated subsidiaries during the three months ended June 30, 2012 and 2011 is included with the issuances of shares of restricted stock to employees in the line item “Issuance of restricted stock to employees, net of forfeitures” in ICG’s Consolidated Statements of Changes in Equity and the vesting amortization associated with those awards of $0.2 million for the three and six months ended June 30, 2012 is included in the line item “Equity-based compensation expense related to restricted stock” in ICG’s Consolidated Statements of Changes in Equity. The expense associated with those awards of $0.2 million for the three and six months ended June 30, 2012 is included in line item “Equity-Based Compensation for Consolidated Core Companies” in the table above.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Equity-Based Compensation – (Continued)

Deferred Stock Units (DSUs)

ICG periodically issues DSUs to its non-management directors. Each DSU represents a share of Common Stock into which that DSU will be converted upon the termination of the recipient’s service at ICG. During the six months ended June 30, 2012 and 2011, ICG issued 41,250 DSUs and 60,000 DSUs, respectively, to its non-management directors under the Director Plan; those DSUs were valued at $0.3 million and $0.8 million, respectively, and vest on the one-year anniversary of the grant date. During the six months ended June 30, 2012, 52,500 DSUs vested. During the three and six months ended June 30, 2011, 7,500 DSUs and 39,000 DSUs, respectively, vested.

ICG issues quarterly compensation payments to each non-management director for his service on the Board of Directors and its committees under the Director Plan. Each director has the right to elect to receive those payments in whole or in part in the form of DSUs in lieu of cash. Each participating director receives DSUs representing shares of ICG’s Common Stock with a fair market value equal to the relevant cash fees (with such fair market value determined by reference to the closing Common Stock price reported by NASDAQ on the date these cash fees otherwise would have been paid). Those DSUs vest immediately. The expense for those DSUs is recorded when the fees to which the DSUs relate are earned.

During the three and six months ended June 30, 2012, ICG issued 9,538 and 15,251 DSUs, respectively, to ICG’s non-management directors. During the three and six months ended June 30, 2011, ICG issued 2,297 and 5,734 DSUs, respectively, to ICG’s non-management directors. The expense of $0.1 million and $0.2 million for the three- and six month-periods ended June 30, 2012, respectively, and less than $0.1 million and $0.1 million for the three- and six-month periods ended June 30, 2011, respectively, associated with the quarterly grants for service is included in the line item “Selling, general and administrative” in ICG’s Consolidated Statements of Operations (but is not reflected in the summarized Equity-Based Compensation table above).

Consolidated Core Companies

All of ICG’s consolidated core companies issue equity-based compensation awards to their employees. Those awards are most often in the form of stock options that vest over four years. The fair value of the stock option awards are estimated on the grant date using the Black-Scholes option pricing model. The majority of the stock options vest 25% on the first anniversary of the grant date, and the remaining 75% vest equally each month over the subsequent 36 months. The remaining awards generally vest ratably over four years, with 25% vesting on each anniversary date over that term.

10. Other Income (Loss)

Other income (loss), net consists of the effect of transactions and other events relating to ICG’s ownership interests in its companies and its operations in general.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Realized gains on sales of marketable securities (Note 5)	$1,446	$—	$1,446	$—
Gain on sale of Metastorm (Note 5)	—	—	208	24,853
Loss on sale of ClickEquations (Note 5)	—	(803)	—	(803)
Dilution gain on equity method companies (Note 5)	—	473	—	473
Gains on sales/distributions of ownership interests	12	531	12	531
Gains on other distributions	—	1,424	—	1,424
Other	12	(24)	(39)	(13)

	1,470	1,601	1,627	26,465
Total other income (loss) for consolidated core companies	(416)	11	(176)	93

	$1,054	$1,612	$1,451	$26,558

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10. Other Income (Loss) – (Continued)

During the three and six months ended June 30, 2011, ICG received a distribution of $0.5 million of previously escrowed funds, which related to a sale of ICG’s equity holdings in a former cost method company. Also during the three and six months ended June 30, 2011, ICG received a distribution from Anthem in the amount of $1.4 million. Those amounts were recorded as gains and are included in the line items “Gains on sales/distributions of ownership interests” and “Gains on other distributions,” respectively, in the table above.

During the three and six months ended June 30, 2012, Procurian recorded foreign currency losses of $0.4 million and $0.2 million, respectively, related to changes in exchange rates associated with its operations in Europe (including the United Kingdom), Asia and South America. There were no significant foreign currency gains or losses related to changes in exchanges rates associated with Procurian’s operations during the three months ended June 30, 2011. During the six months ended June 30, 2011, Procurian recorded foreign currency gains of $0.1 million related to changes in exchange rates associated with its foreign operations. Those foreign currency gains and losses, which include the mark-to-market adjustments related to the average rate currency options and forward contracts utilized by Procurian (discussed in Note 6, “Financial Instruments”), comprise the majority of the other income (loss) for ICG’s consolidated core companies included in the above table.

11. Income Taxes

ICG Group, Inc., GovDelivery, InvestorForce and Procurian file a consolidated federal income tax return. MSDSonline joined that consolidated federal income tax return as of March 30, 2012. For the six months ended June 30, 2012 and 2011, the effective tax rate for the combined group was (8.0%) and (5.8%), respectively, excluding discrete items. This differs from the statutory rate of 35%, primarily due to the valuation allowance that is maintained on certain deferred tax assets. During the six months ended June 30, 2012, ICG recorded tax expense of $0.9 million related to its consolidated operations. During the six months ended June 30, 2011, ICG recorded tax expense of $2.0 million, primarily net deferred tax expense on discrete items related to the gain on the sale of Metastorm, partially offset by the loss on the sale of ClickEquations.

A valuation allowance has been provided for the portion of ICG’s net deferred tax assets that ICG believes, after evaluating all positive and negative evidence, both historical and prospective, is more likely than not to not be realized.

As of December 31, 2010, ICG was entitled to an income tax refund of $6.3 million, which was received during the six months ended June 30, 2011.

12. Net Income (Loss) per Share

The calculations of net income (loss) per share were (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands, except per share data)
Basic and Diluted:
Net income (loss) attributable to ICG Group, Inc.	$(5,994)	$(3,233)	$(13,014)	$12,657

Basic:
Net income (loss) attributable to ICG Group, Inc. per share	$(0.17)	$(0.09)	$(0.36)	$0.34

Diluted:
Net income (loss) attributable to ICG Group, Inc. per share	$(0.17)	$(0.09)	$(0.36)	$0.33

Shares used in computation of basic income (loss) per share	35,917	36,961	36,037	36,953
SARs	—	—	—	886
Stock options	—	—	—	102
Restricted stock	—	—	—	23
DSUs	—	—	—	12

Shares used in the computation of diluted income (loss) per share	35,917	36,961	36,037	37,976

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12. Net Income (Loss) per Share – (Continued)

The following dilutive securities were not included in the computation of diluted net loss per share because their effect would have been anti-dilutive (in thousands, except weighted average price per share data):

	Shares	Weighted Average Price Per Share

Three Months Ended June 30, 2012
SARs	4,405	$7.80
Stock options	145	$5.57
Restricted stock (1)	1,274	$—
Deferred stock units	41	$—

Six Months Ended June 30, 2012
SARs	4,405	$7.80
Stock options	145	$5.57
Restricted stock (1)	1,274	$—
Deferred stock units	41	$—

Three Months Ended June 30, 2011
SARs	4,149	$7.71
Stock options	239	$10.00
Restricted stock	136	$—
Deferred stock units	53	$—

Six Months Ended June 30, 2011
SARs	1,851	$7.86
Stock options	42	$27.30
Restricted stock	82	$—
Deferred stock units	—	$—

(1)

Anti-dilutive securities include contingently issuable shares unvested as of June 30, 2012, the vesting of which is based on performance conditions and market conditions that have not yet been achieved.

13. Redeemable Noncontrolling Interest

Certain GovDelivery stockholders have the ability to require GovDelivery to redeem portions of their shares, beginning in 2013. Because that redemption is outside the control of GovDelivery, ICG has classified this noncontrolling interest outside of equity and will accrete to its estimated redemption value with an offset to additional paid-in capital. This noncontrolling interest is classified as “Redeemable noncontrolling interest” in ICG’s Consolidated Balance Sheets.

Certain MSDSonline stockholders have the ability to require MSDSonline to redeem their shares, beginning in 2014. Because that redemption is outside the control of MSDSonline, ICG has classified this noncontrolling interest outside of equity and will accrete to its estimated redemption value with an offset to additional paid-in capital. This noncontrolling interest is classified as “Redeemable noncontrolling interest” in ICG’s Consolidated Balance Sheets.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13. Redeemable Noncontrolling Interest – (Continued)

The following reconciles the activity related to the redeemable noncontrolling interest described above during the six months ended June 30, 2012 and 2011 (in thousands):

Balance at December 31, 2010	$1,182
Redeemable noncontrolling interest portion of net subsidiary income/(loss)	(106)
Accretion to estimated redemption value	199
Impact of subsidiary equity transactions	2

Balance at June 30, 2011	$1,277

Balance at December 31, 2011	$1,378
Redeemable noncontrolling interest portion of net subsidiary income/(loss)	(91)
Accretion to estimated redemption value	211
Acquisition of MSDSonline	1,355
Impact of subsidiary equity transactions	(1)

Balance at June 30, 2012	$2,852

14. Share Repurchase Program

In accordance with ICG’s share repurchase program, ICG may repurchase, from time to time, up to $50.0 million of shares of Common Stock in the open market, in privately negotiated transactions or pursuant to trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act. During the three and six months ended June 30, 2012, ICG repurchased 164,638 and 467,438 shares, respectively, of its Common Stock. Those shares were repurchased at an average stock price of $8.79 per share and $8.76 per share during the three- and six-month periods ended June 30, 2012, respectively. During the three and six months ended June 30, 2011, ICG repurchased 66,700 shares of its Common Stock at an average purchase price of $11.50 per share. During the third quarter of 2012, ICG repurchased 160,100 shares of its Common Stock at an average stock price of $9.03 per share. Since commencement of this program, ICG has repurchased a total of 3,908,965 shares of Common Stock at an average purchase price of $6.66 per share. As of the date of this Report, ICG may repurchase an additional $24.0 million of its Common Stock under this program. All repurchases are reflected in the line item “Treasury stock, at cost” as a reduction of Stockholders’ Equity in ICG’s Consolidated Balance Sheets in the relevant periods.

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

Executive Summary

We focus on acquiring and building software and services companies that improve the productivity and efficiency of their business customers. The results of operations of our companies in which we hold equity ownership interests are reported in two segments: the “core” reporting segment and the “venture” reporting segment. Our core reporting segment includes the companies in which our management takes a very active role in providing strategic direction and management assistance. We own majority controlling equity positions in (and therefore consolidate the financial results of) four of the companies that we currently consider part of our core segment (including MSDSonline, which was acquired on March 30, 2012); we call those companies our “consolidated core companies.” We own substantial minority equity positions (i.e., the largest equity positions) in our other core companies, which we call our “equity core companies.” We expect to devote relatively large initial amounts of capital to acquire stakes in core companies, particularly consolidated core companies, since any such acquisition would entail the deployment of cash and/or the issuance of ICG stock to purchase a large equity stake in a target with relatively strong financial characteristics and growth potential.

Our venture reporting segment includes companies to which we generally devote less capital than we do to our core companies and, therefore, in which we hold relatively smaller ownership stakes than we do in our core companies. As a result, we generally have less influence over the strategic direction and management decisions of our venture companies than we do over those of our core companies.

The various interests that we acquire in our companies are accounted for under one of three accounting methods: the consolidation method, the equity method and the cost method. The applicable accounting method is generally determined based on our voting interest in a company. Generally, if we own more than 50% of the outstanding voting securities of a company, and other stockholders do not possess the right to affect the significant operational management decisions of that company, the company’s accounts are reflected within our Consolidated Financial Statements. Generally, if we own between 20% and 50% of the outstanding voting securities of a company, that company’s accounts are not reflected within our Consolidated Financial Statements, but our share of the earnings or losses of the company is reflected in the caption “Equity loss” in our Consolidated Statements of Operations. Companies not accounted for under either the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under the cost method, our share of the earnings or losses of these companies is not included in our Consolidated Statements of Operations.

Because we own significant interests in a number of companies that are in different stages of profitability, we have experienced, and expect to continue to experience, significant volatility in our results. While many of our companies have consistently reported losses, we have recorded net income in certain periods and experienced significant volatility from period to period due to infrequently occurring transactions and other events relating to our ownership interests in companies. Those transactions and events are described in more detail in the notes to our Consolidated Financial Statements contained in this Report and include dispositions of, changes to and impairment of our ownership interests in companies and dispositions of our holdings of marketable securities.

The increase in our consolidated revenue from the six-month period ended June 30, 2011 to the six-month period ended June 30, 2012 was due to revenue growth at three of our consolidated core companies, which is primarily attributable to new customers at those companies. Procurian experienced 14% year-over-year revenue growth in the first half of 2012 compared to 29% year-over-year revenue growth in the first half of 2011. The slower revenue growth that was experienced at Procurian during the first half of 2012 is largely due to a reduction in the amount of spend Procurian manages for a small number of its existing customers. New customer signings at Procurian in 2012 more than offset those existing customer contract reductions. We expect growth rates at Procurian in the second half of 2012 to be consistent with the growth rates experienced during the first half of 2012. GovDelivery experienced revenue growth of 37% in the first half of 2012, which was better than planned, due to the timing of contract signings. Our acquisition of MSDSonline on March 30, 2012 did not impact our Consolidated Statements of Operations for the first quarter of 2012 but revenue at MSDSonline in the second quarter of 2012 was, and any revenue at MSDSonline in future periods will continue to be, additive to our consolidated revenue.

Liquidity and Capital Resources

The following table summarizes our and our consolidated subsidiaries’ cash and cash equivalents, restricted cash and long-term debt, including the current portion thereof, as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
	(in thousands)
Cash and cash equivalents	$57,145	$121,909
Restricted cash	295	133

	$57,440	$122,042

Long-term debt, including current portion	$(12,839)	$(15,520)

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

GovDelivery, InvestorForce, MSDSonline and Procurian have funded their operations through a combination of cash flow from operations and borrowings. It is expected that Procurian’s and MSDSonline’s existing cash balances, cash flow from operations and, in the case of Procurian, a recent increase in debt borrowings will be sufficient to fund their respective operations, including the repayment of debt obligations at Procurian, for the foreseeable future. GovDelivery and InvestorForce are expected to require additional borrowings to fund their respective operations through 2012. From time to time, our consolidated core companies pursue acquisition opportunities. In connection with such acquisitions, ICG may provide equity financing and/or borrowings to its consolidated core companies.

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

Our consolidated working capital decreased from $142.1 million as of December 31, 2011 to $59.0 million as of June 30, 2012, a decrease of $83.1 million. That decrease to working capital was primarily due to our acquisition of MSDSonline, Procurian’s acquisition of Media IQ and our participation in the equity financing at SeaPass during the six months ended June 30, 2012.

Summary of Statements of Cash Flows

	Six Months Ended June 30,
	2012	2011
	(in thousands)
Cash provided by (used in) operating activities	$(6,141)	$(1,229)
Cash provided by (used in) investing activities	$(50,442)	$46,389
Cash provided by (used in) financing activities	$(8,163)	$(5,390)

The increase in cash used in operating activities from 2011 to 2012 was primarily related to a $2.8 million increase in operating loss from the 2011 period to the 2012 period and an increase in cash used in working capital components in the 2012 period, primarily due to the receipt of a $6.3 million income tax refund in the 2011 period. Those changes resulted in an increase to cash used in operating activities in the 2012 period and were partially offset by lower payments associated with accrued compensation in the 2012 period compared to similar payments made during the 2011 period.

The change from cash provided by investing activities of $46.4 million in 2011 to cash used in investing activities of $50.4 million in 2012 was primarily related to proceeds received from the sale of ownership interests in Metastorm in the 2011 period compared to our acquisition of MSDSonline, Procurian’s acquisition of Media IQ and our participation in the equity financing at SeaPass in the 2012 period.

The increase in cash used in financing activities from 2011 to 2012 was primarily due to the repurchase of our common stock during the 2012 period, partially offset by lower repayments and higher borrowings of long-term debt in the 2012 period.

From time to time, we and our companies are involved in various claims and legal actions arising in the ordinary course of business. We do not expect any liability with respect to any legal claims or actions that would materially affect our financial position or cash flows.

Contractual Cash Obligations and Commercial Commitments

We had no material changes to contractual cash obligations and commercial commitments during the three and six months ended June 30, 2012.

Off-Balance Sheet Arrangements

We are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Our Companies

As of June 30, 2012, we owned interests in 10 companies that are categorized below by segment and method of accounting.

CORE COMPANIES (%Ownership Interest)
Consolidated	Equity Method
GovDelivery (92%)	Channel Intelligence (49%) (1)
InvestorForce (79%)	Freeborders (31%)
MSDSonline (96%)	WhiteFence (36%)
Procurian (80%)

VENTURE COMPANIES (%Ownership Interest)
Consolidated	Equity Method
(none)	Acquirgy (25%)
GoIndustry (26%) (2)
SeaPass (38%)

(1)	On July 11, 2012, Channel Intelligence became a consolidated core company. As of the date of this Report, we own 52% of Channel Intelligence.
(2)

As of June 30, 2012, we owned 2,546,743 shares, or approximately 26%, of the voting securities of GoIndustry. GoIndustry’s common stock was traded on the AIM market of the London Stock Exchange under ticker symbol GOI. On July 5, 2012, GoIndustry was sold to Liquidity Services.

Results of Operations

The following table contains selected unaudited financial information related to our segments. Each segment includes the results of our consolidated companies and records our share of the earnings and losses of companies accounted for under the equity method of accounting. The companies included in each segment are consistent between periods, with the exception of certain companies that ICG acquired or disposed of in a given period. The method of accounting for any particular company may change based upon, among other things, a change in our ownership interest.

“Dispositions” includes those companies that have been sold or ceased operations and are no longer included in a segment for the periods presented. A disposition could be the sale of a division, subsidiary or asset group of one of our consolidated companies, typically classified as discontinued operations for accounting purposes, or the disposition of our ownership interest in a core or venture company accounted for under the equity method of accounting. The amounts presented as “Dispositions” in the following table represent (1) our share of the results of Metastorm, which was sold on February 17, 2011, (2) our share of the results of ClickEquations, which was sold on June 11, 2011, and (3) our share of the results of StarCite, which was sold on December 30, 2011. On July 5, 2012, GoIndustry, an equity method company in our venture segment, was sold to Liquidity Services. Accordingly, our share of the results of GoIndustry are included in the venture segment for the three and six months ended June 30, 2012 and will be presented as “Dispositions” beginning in the third quarter of 2012. “Corporate” expenses represent the general and administrative expenses of our business operations, which include supporting our companies and operating as a public company. The measure of segment net income (loss) reviewed by us does not include items such as gains on the disposition of company ownership interests and marketable securities holdings and impairment charges associated with companies, which are reflected in “Other” reconciling items in the information that follows.

Segment Information
(in thousands)
				Reconciling Items
	Core	Venture	Total Segment	Dispositions	Corporate	Other(1)	Consolidated Results
Three Months Ended June 30, 2012
Revenues	$45,078	$—	$45,078	$—	$—	$—	$45,078
Net income (loss) attributable to ICG Group, Inc.	$(1,500)	$(1,836)	$(3,336)	$—	$(3,476)	$818	$(5,994)

Three Months Ended June 30, 2011
Revenues	$35,328	—	$35,328	$0	—	—	$35,328
Net income (loss) attributable to ICG Group, Inc.	$(12)	$(1,118)	$(1,130)	$(974)	$(2,476)	$1,347	$(3,233)

Six Months Ended June 30, 2012
Revenues	$81,708	$—	$81,708	$—	$—	$—	$81,708
Net income (loss) attributable to ICG Group, Inc.	$(2,185)	$(3,054)	$(5,239)	$—	$(8,598)	$823	$(13,014)

Six Months Ended June 30, 2011
Revenues	$69,282	$—	$69,282	$0	$—	$—	$69,282
Net income (loss) attributable to ICG Group, Inc.	$150	$(2,629)	$(2,479)	$(2,100)	$(8,623)	$25,859	$12,657

For the Quarters Ended June 30, 2012 and 2011

Results of Operations – Core Companies

The following presentation includes the results of our core companies, which, at June 30, 2012, included our four consolidated core companies: GovDelivery, InvestorForce, MSDSonline and Procurian.

For the Three Months Ended June 30, 2012 and 2011

	Three Months Ended June 30,		Period Change
	2012	2011	(in thousands)	(Percentage)
	(in thousands)
Selected data:
Revenue	$45,078	$35,328	$9,750	28%

Cost of revenue	(27,018)	(21,775)	(5,243)	(24%)
Selling, general and administrative	(9,944)	(7,397)	(2,547)	(34%)
Research and development	(4,038)	(3,325)	(713)	(21%)
Amortization of intangible assets	(1,436)	(338)	(1,098)	>(200%)
Impairment related and other	(25)	(82)	57	70%

Operating expenses	(42,461)	(32,917)	(9,544)	(29%)

Operating income (loss)	2,617	2,411	206	9%
Interest and other	(493)	(166)	(327)	(197%)
Income tax benefit (expense)	(2,224)	(1,164)	(1,060)	(91%)
Equity loss	(1,400)	(1,093)	(307)	(28%)

Net income (loss)	$(1,500)	$(12)	$(1,488)	>(200%)

Revenue

The increase in our consolidated revenue from the quarter ended June 30, 2011 to the quarter ended June 30, 2012 was due to revenue growth at three of our consolidated core companies, Procurian, GovDelivery and InvestorForce, and is primarily attributable to Zurich, a relatively new Procurian customer, and other new customers at those companies. Procurian experienced 23% revenue growth in the second quarter of 2012 compared to the second quarter of 2011, which was better than planned due to the timing of the execution of certain contracts. GovDelivery experienced revenue growth of 30% in the second quarter of 2012, which was consistent with its plan. Additionally, the acquisition of MSDSonline on March 30, 2012 contributed slightly to the year-over-year increase in revenue.

Operating Expenses

The increase in our operating expenses from the quarter ended June 30, 2011 to the quarter ended June 30, 2012 was due primarily to increases in cost of revenue at Procurian and GovDelivery and is largely attributable to the increase in revenue at those companies. In addition, the increase in our operating expenses was due to (1) additional costs at Procurian associated with increased headcount to facilitate new customer signings and technology investments and (2) increased sales efforts and product development at GovDelivery. The acquisition of MSDSonline on March 30, 2012 also increased our operating expenses for the second quarter of 2012 from the corresponding period in the prior year.

Interest and Other

The increase in interest and other expenses in the second quarter of 2012 from the same period in 2011 primarily related to an increase in foreign currency losses at Procurian.

Income Tax Benefit (Expense)

The increase in income tax expense in the second quarter of 2012 from the same period in 2011 primarily relates to higher income at Procurian in the current period.

For the Six Months Ended June 30, 2012 and 2011

	Six Months Ended June 30,		Period Change
	2012	2011	(in thousands)	(percentage)
	(in thousands)
Selected data:
Revenue	$81,708	$69,282	$12,426		18%

Cost of revenue	(50,643)	(42,765)	(7,878)		(18%)
Selling, general and administrative	(17,867)	(14,311)	(3,556)		(25%)
Research and development	(7,352)	(6,454)	(898)		(14%)
Amortization of intangible assets	(1,860)	(675)	(1,185)		(176%)
Impairment related and other	(152)	(119)	(33)		(28%)

Operating expenses	(77,874)	(64,324)	(13,550)		(21%)

Operating income	3,834	4,958	(1,124)		(23%)
Interest and other	(348)	(212)	(136)		(64%)
Income tax benefit (expense)	(3,186)	(2,564)	(622)		(24%)
Equity loss	(2,485)	(2,032)	(453)		(22%)

Net income (loss)	$(2,185)	$150	$(2,335)	>	(200%)

Revenue

The increase in our consolidated revenue from the six months ended June 30, 2011 to the six months ended June 30, 2012 was due to revenue growth at three of our consolidated core companies, Procurian, GovDelivery and InvestorForce, and is primarily attributable to Zurich, a relatively new Procurian customer, and other new customers at those companies. Procurian and GovDelivery experienced revenue growth of 14% and 37%, respectively, in the first half of 2012 compared to the first half of 2011, both of which were slightly better than planned due to the timing of the execution of certain contracts. The acquisition of MSDSonline during the six month period ended June 30, 2012 also contributed slightly to the increase in revenue.

Operating Expenses

The increase in operating expenses from the six months ended June 30, 2011 to the six months ended June 30, 2012 was due primarily to increases in cost of revenue at Procurian and GovDelivery and is largely attributable to the increase in revenue at those companies. In addition, the increase in our operating expenses was due to (1) additional costs at Procurian associated with increased headcount to facilitate new customer signings and technology investments and (2) increased sales efforts and product development at GovDelivery. Operating expenses at MSDSonline, which was acquired during the six-month period ended June 30, 2012, also contributed to the increase.

Interest and Other

The increase in interest and other expenses in the second quarter of 2012 from the same period in 2011 primarily related to an increase in foreign currency losses at Procurian, partially offset by a decrease in interest expense at that company.

Income Tax Benefit (Expense)

The increase in income tax expense in the second quarter of 2012 from the same period in 2011 primarily relates to higher income at Procurian.

Equity Loss

	Three Months Ended June 30,		Period Change
	2012	2011	(in thousands)	(percentage)
	(in thousands)
Selected data:
Our share of total net loss	$(1,352)	$(1,045)	$(307)	(29%)
Amortization of intangible assets	(48)	(48)	—	—%

Equity loss	$(1,400)	$(1,093)	$(307)	(28%)

The change in our share of the results of our equity core companies was primarily driven by higher losses at Channel Intelligence and WhiteFence in the second quarter of 2012 from the corresponding period in 2011.

	Six Months Ended June 30,		Period Change
	2012	2011	(in thousands)	(percentage)
	(in thousands)
Selected data:
Our share of total net loss	$(2,389)	$(1,936)	$(453)	(23%)
Amortization of intangible assets	(96)	(96)	—	—%

Equity loss	$(2,485)	$(2,032)	$(453)	(22%)

The change in our share of the results of our equity core companies was primarily driven by increased losses at Channel Intelligence and Freeborders in the first half of 2012 from the corresponding period in 2011.

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

	Three Months Ended June 30,		Period Change
	2012	2011	(in thousands)	(percentage)
	(in thousands)
Selected data:
Our share of total net loss	$(1,557)	$(951)	$(606)	(64%)
Amortization of intangible assets	(279)	(167)	(112)	(67%)

Equity loss	$(1,836)	$(1,118)	$(718)	(64%)

Equity loss related to our venture companies during the quarter ended June 30, 2012 was higher than the quarter ended June 30, 2011, primariy as a result of larger losses at SeaPass.

	Six Months Ended June 30,		Period Change
	2012	2011	(in thousands)	(percentage)
	(in thousands)
Selected data:
Our share of total net loss	$(2,558)	$(2,295)	$(263)	(11%)
Amortization of intangible assets	(496)	(334)	(162)	(49%)

Equity loss	$(3,054)	$(2,629)	$(425)	(16%)

Equity loss related to our venture companies for the six months ended June 30, 2012 was higher than the six months ended June 30, 2011, primarily as a result of larger losses at SeaPass.

Results of Operations – Reconciling Items

Dispositions

During 2011, three of ICG’s equity method companies were sold: Metastorm (on February 17, 2011), ClickEquations (on June 14, 2011) and StarCite (on December 30, 2011). Prior to those sales, Metastorm and StarCite were included in our core segment and ClickEquations was included in our venture segment. For the three months ended June 30, 2011, our aggregate share of ClickEquations’ and StarCite’s results was $1.0 million, which included $0.3 million of ICG’s intangible asset amortization related to StarCite. For the six months ended June 30, 2011, our aggregate share of Metastorm’s, ClickEquations’ and StarCite’s results was $2.1 million, which included $0.7 million of ICG’s intangible asset amortization, primarily related to StarCite. Following the respective sales, our share of those three companies’ results and the related ICG intangible asset amortization were removed from the results of the respective segments and are included in “Dispositions” in the “Results of Operations” segment information in the summary table above for all relevant periods presented.

Corporate

	Three Months Ended June 30,		Quarterly Change
	2012	2011	(in thousands)	(Percentage)
	(in thousands)
General and administrative	$(5,255)	$(4,718)	$(537)	(11%)
Impairment related and other	(135)	—	(135)	(100%)
Interest income	82	115	(33)	(29%)
Income tax benefit (expense)	1,832	2,127	(295)	(14%)

Net loss	$(3,476)	$(2,476)	$(1,000)	(40%)

The increase in general and administrative expenses in the second quarter of 2012 from the comparable 2011 period primarily related to an increase in equity-based compensation expense in 2012, which primarily relates to shares of restricted stock granted to ICG’s chief executive officer and ICG’s president during the fourth quarter of 2011.

The income tax benefit recognized during the three months ended June 30, 2012 relates to the tax benefit for losses at corporate, which offset income at our core companies within the consolidated tax return. The income tax benefit recognized during the three months ended June 30, 2011 primarily relates to the deferred tax benefit associated with the sale of ClickEquations in that period.

	Six Months Ended June 30,		Quarterly Change
	2012	2011	(in thousands)	(Percentage)
	(in thousands)
General and administrative	$(10,923)	$(9,391)	$(1,532)	(16%)
Impairment related and other	(135)	—	(135)	(100%)
Interest income	206	181	25	14%
Income tax benefit (expense)	2,254	587	1,667	>200%

Net loss	$(8,598)	$(8,623)	$25	<1%

The increase in general and administrative expenses in the first half of 2012 from the comparable 2011 period primarily related to an increase in equity-based compensation expense in 2012, which primarily relates to shares of restricted stock granted to ICG’s chief executive officer and ICG’s president during the fourth quarter of 2011.

The income tax benefit in the first half of 2012 relates primarily to the tax benefit for losses at corporate, which offset income at our core companies within the consolidated tax return. The income tax benefit in the first half of 2011 relates to deferred tax expense associated with the sale of Metastorm, more than offset by the deferred tax benefit associated with the sale of ClickEquations and the tax benefit related to the tax benefit for losses at corporate, which offset income at our core companies within the consolidated tax return.

Other

	Three Months Ended June 30,		Quarterly Change
	2012	2011	(in thousands)	(Percentage)
	(in thousands)
Corporate other income (loss), net	$1,470	$1,601	$(131)	(8%)
Noncontrolling interest	(652)	(254)	(398)	(157%)

Net income	$818	$1,347	$(529)	(39%)

Corporate other income (loss), net for the three months ended June 30, 2012 related almost entirely to ICG’s recognized gain on the sale of marketable securities. See Note 5, “Ownership Interests and Cost Method Investments,” and Note 10, “Other Income (Loss),” to our Consolidated Financial Statements. Corporate other income (loss), net for the three months ended June 30, 2011 primarily relates to funds received in connection with the distribution from the sale of former companies.

	Six Months Ended June 30,		Quarterly Change
	2012	2011	(in thousands)	(Percentage)
	(in thousands)
Corporate other income (loss), net	$1,627	$26,465	$(24,838)	(94%)
Noncontrolling interest	(804)	(606)	(198)	(33%)

Net income	$823	$25,859	$(25,036)	(97)%

Corporate other income (loss), net for the six months ended June 30, 2012 related almost entirely to ICG’s recognized gains on the sale of marketable securities and funds received in connection with the Metastorm sale. See Note 5, “Ownership Interests and Cost Method Investments,” and Note 10, “Other Income (Loss),” to our Consolidated Financial Statements. Corporate other income (loss), net for the six months ended June 30, 2011 related to funds received in connection with the Metastorm sale, which ICG recorded as a gain in the period at the time the sale was consummated.

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

Valuation of Goodwill, Intangible Assets and Ownership Interests in Companies

We test goodwill for impairment annually, or more frequently as conditions warrant, and test intangible assets when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Additionally, we perform ongoing business reviews to evaluate our ownership interests in companies accounted for under the equity and cost methods of accounting to determine whether an other-than-temporary decline in the value of a company should be recognized. We use quantitative and qualitative measures to assess the need to record impairment losses on goodwill, intangible assets and ownership interests in our companies when impairment indicators are present. Where impairment indicators are present, we determine the amount of the impairment charge as the excess of the carrying value over the fair value. We determine fair value using a combination of the discounted cash flow methodology, which is based upon converting expected future cash flows to present value, and the market approach, which includes analysis of market price multiples of companies engaged in lines of business similar to the company being evaluated. The market price multiples are selected and applied to the company based on relative performance, future prospects and risk profile of the company in comparison to the guideline companies. Significant assumptions relating to future operating results must be made when estimating the future cash flows associated with these companies. Significant assumptions relating to the achievement of business plan objectives and milestones must be made when evaluating whether impairment indicators are present. If unforeseen events occur or operating trends change significantly, additional impairment losses could occur.

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

Recent Accounting Pronouncements

In September 2011, the FASB issued accounting guidance that permits an entity to first assess qualitative factors regarding whether it is more likely than not that an impairment to the entity’s goodwill exists as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Previous accounting guidance required an entity to test goodwill for impairment on at least an annual basis by comparing the fair value of a reporting unit with its carrying amount including goodwill before performing the second step of the test to measure the amount of the impairment loss, if any. That guidance became effective for ICG on January 1, 2012 and did not have a significant impact on our Consolidated Financial Statements.

In June 2011, the FASB issued accounting guidance related to the presentation of other comprehensive income and its components in the financial statements. That guidance provides two options for presenting the total of comprehensive income, the components of net income and the components of other comprehensive income. That guidance became effective for ICG on January 1, 2012 and did not have a significant impact on our Consolidated Financial Statements. We have revised our presentation of our Consolidated Financial Statements contained in this Report to conform to the guidance.

In May 2011, the FASB issued accounting guidance that results in common fair value measurement and disclosure requirements in financial statements governed by GAAP and International Financial Reporting Standards. The guidance changes the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements, and clarifies the FASB’s intent about the application of existing fair value measurement requirements. That guidance became effective for ICG on January 1, 2012 and did not have a significant impact on our Consolidated Financial Statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Procurian conducts a portion of its business in foreign currencies and, from time to time, may utilize derivative financial instruments, specifically fair value hedges, to manage foreign currency risks. In accordance with GAAP, gains and losses related to fair value hedges are recognized in income, along with adjustments of carrying amounts of the hedged items. Those instruments are marked to market, and unrealized gains and losses are included in current period net income. Those options provide a predetermined rate of exchange at the time the option is purchased and allow Procurian to minimize the risk of currency fluctuations. In determining whether to use a hedging instrument for a particular currency, Procurian considers the type of currency at issue, the level of sales and purchases made by the company over the relevant period of time and the costs associated with the relevant hedging instrument. During the three months ending June 30, 2012, Procurian purchased average rate options to mitigate the risk of currency fluctuations at its operations in Europe, particularly Switzerland, in addition to purchasing forwards to mitigate the risk of currency fluctuations at its operations in Europe, Asia and South America. During the six months ended June 30, 2011, Procurian purchased average rate currency options to mitigate the risk of currency fluctuations at its operations in Europe, Asia and South America. Those instruments net settle each quarter, and resulted in an immaterial loss in the relevant periods.

Procurian was party to a term loan agreement with PNC Bank in the amount of $20.0 million, the interest rate for which is computed based on certain fixed and variable indices. During the year ended December 31, 2010, Procurian entered into a rate swap transaction to minimize the risk of interest rate fluctuations. This rate swap transaction was terminated by Procurian in August 2012. Procurian recognized an immaterial loss during each of the six months ended June 30, 2012 and 2011 related to this instrument.

We are exposed to equity price risks on the marketable portion of our equity securities. Our public holdings at June 30, 2012 include an equity position in Active and an equity position in GoIndustry, which was sold in July 2012. A 20% adverse change in equity prices, based on a sensitivity analysis of our holdings in Active as of June 30, 2012, would result in a decrease in the fair value of our public holdings of Active of approximately $0.2 million.

Our cash and cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates fair value due to the short-term maturity of these instruments. Our marketable securities, if any, are carried at fair value.

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

None.

ITEM 1A – Risk Factors

There have been no material changes with respect to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, except that the risk factor in that Report on Form 10-K entitled “If our companies are unable to attract new customers or retain customers, including certain significant customers, our and our companies’ respective businesses, results of operations and financial conditions could be negatively affected” has been updated to read as follows:

Our companies may not be able to attract or retain customers due to a variety of reasons, including increased competition, the unwillingness of customers and potential customers to spend money on our companies’ products and services due to economic factors or otherwise, insolvency and the unavailability of credit. If our companies are unable to attract new customers or retain existing customers, our and our companies’ respective businesses, results of operations and financial conditions could be negatively affected.

Zurich Insurance Company Ltd (“Zurich”), a relatively new customer of Procurian, represented approximately 22% of our consolidated revenue for the quarter ended June 30, 2012 and approximately 15% of our consolidated revenue for the six months ended June 30, 2012. Aside from Procurian’s relationship with Zurich, most of our companies have a number of important individual customer relationships. If any of our companies are not able to retain those customers, or if any such customers significantly reduce the amount of products or services that they purchase from one or more of our companies, those companies and their and our respective businesses, results of operations and financial positions could be negatively affected.

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

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value That May Yet Be Purchased Under the Program

Repurchased as of 12/31/11	3,281,427	$6.24	3,281,427	$29.5 million
1/1/12 to 1/31/12	0	—	0	$29.5 million
2/1/12 to 2/29/12	0	—	0	$29.5 million
3/1/12 to 3/31/12	302,800	$8.75	302,800	$26.9 million
4/1/12 to 4/30/12	0	—	0	$26.9 million
5/1/12 to 5/31/12	128,788	$8.75	128,788	$25.7 million
6/1/12 to 6/30/12	35,850	$8.95	35,850	$25.4 million
7/1/12 to 7/31/12	158,100	$9.05	158,100	$24.0 million
8/1/12 to 8/9/12	2,000	$8.75	2,000	$24.0 million
Total	3,908,965	$6.66	3,908,965	$24.0 million

(1)	All shares purchased in open market transactions.
(2)	Average price paid per share excludes commissions.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit Index

Exhibit Number	Document

10.1	Executive Lease Agreement, dated as of July 26, 2012, by and among Channel Intelligence, Inc., CIML, LLC, Internet Capital Group Operations, Inc., ICG Group, Inc. and Douglas Alexander (incorporated by reference into Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 26, 2012 (File No. 001-16249)).*

10.2	CIML, LLC 2012 Profits Interest Plan, effective as of July 26, 2012 (incorporated by reference into Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed July 26, 2012 (File No. 001-16249)).*

10.3	CIML, LLC 2012 Profits Interest Plan Restricted Unit Award Agreement, dated as of July 26, 2012, between CIML, LLC and Douglas Alexander (incorporated by reference into Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed July 26, 2012 (File No. 001-16249)).*

10.4	Waiver and First Amendment to Loan Documents, dated as of August 9, 2012, by and among Procurian USA Inc., ICG Commerce Investments, LLC, Procurian International I LLC, Procurian Inc. and PNC Bank, National Association (filed herewith).

10.5	Amended and Restated Term Note, dated as of August 9, 2012, by Procurian USA Inc., ICG Commerce Investments LLC, Procurian International I LLC and Procurian Inc. in favor of PNC Bank, National Association (filed herewith).

11.1	Statement Regarding Computation of Per Share Earnings (included herein at Note 12 “Net Income (Loss) per Share” to the Consolidated Financial Statements).

31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

32.2	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101

The following financial information formatted in eXtensible Business Reporting Language (XBRL) from ICG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed August 9, 2012:

(i) Consolidated Balance Sheets – June 30, 2012 (unaudited) and December 31, 2011, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited) – Three and Six Months Ended June 30, 2012 and 2011, (iii) Consolidated Statements of Changes in Equity (unaudited) – Six Months Ended June 30, 2012 and 2011, (iv) Consolidated Statements of Cash Flows (unaudited) – Six Months Ended June 30, 2012 and 2011 and (v) Notes to Consolidated Financial Statements (unaudited).**

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

Date: August 9, 2012	ICG GROUP, INC.

	By:	/s/ R. Kirk Morgan
	Name:	R. Kirk Morgan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)