Form 10-Q
period 2012-09-30
ICG GROUP, INC.
filed 2012-11-09
CIK 1085621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to             .

Commission File Number 001-16249

ICG GROUP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	23-2996071
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

555 E. Lancaster Ave, Suite 640, Radnor, PA	19087
(Address of Principal Executive Offices)	(Zip Code)

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

The number of shares of the Company’s Common Stock, $0.001 par value per share, outstanding as of November 5, 2012, was 36,845,165 shares.

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

In light of known and unknown risks, uncertainties and assumptions, the forward-looking events discussed in this Report might not occur. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue” or the negative of those terms or other similar expressions. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this Report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a more detailed discussion of some of the risks and uncertainties referenced above, see Part II – Item 1A – “Risk Factors” of this Report, Part II – Item 1A – “Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 and Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, as well as other reports and registration statements filed by us with the SEC.

Our Companies

The results of operations of our companies are reported in two segments: the “core” reporting segment and the “venture” reporting segment. Our core reporting segment includes the companies in which our management takes a very active role in providing strategic direction and management assistance. We own majority controlling equity positions in (and therefore consolidate the financial results of) five of those core companies; we call those companies our “consolidated core companies.” We generally own substantial minority equity positions (i.e., the largest equity positions) in our other core companies, which we call our “equity core companies.” We expect to devote relatively large initial amounts of capital to acquire stakes in core companies, particularly consolidated core companies, since any such acquisition, including acquisitions at our existing consolidated core companies, would entail the deployment of cash, the issuance of ICG Group, Inc. Common Stock and/or leveraging the existing financial statements of our consolidated core companies to purchase a large equity stake in a target with relatively strong financial characteristics and growth potential.

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

At September 30, 2012, our consolidated core companies consisted of:

CIML, LLC (“Channel Intelligence”)

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

During the nine months ended September 30, 2012, Channel Intelligence, Inc. reorganized its corporate structure, creating a parent holding company, CIML, LLC, and allocating a portion of its existing assets to a separate entity, MyList Corporation. CIML, LLC, the parent company, now holds all of the equity interests of Channel Intelligence, Inc. and MyList Corporation. As used herein, Channel Intelligence refers to CIML, LLC, which includes the operations of both Channel Intelligence, Inc. and MyList Corporation.

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

At September 30, 2012, our equity core companies consisted of:

Freeborders, Inc. (“Freeborders”)

Freeborders is a provider of technology solutions and outsourcing from China. Freeborders provides industry expertise to North American and European companies specializing in financial services, technology, retail/consumer goods, manufacturing and transportation and logistics. Freeborders’ offerings help companies seeking cost-effective technology solutions.

WhiteFence, Inc. (“WhiteFence”)

WhiteFence is a Web services provider used by household consumers to compare and purchase essential home services, such as electricity, natural gas, telephone and cable/satellite television. WhiteFence reaches customers directly through its own websites and through its network of exclusive channel partners that integrate the Web services applications into their own business processes and websites.

At September 30, 2012, our venture companies consisted of:

Acquirgy, Inc. (“Acquirgy”)

Acquirgy specializes in direct response marketing services and technology that provide customers with a wide range of direct marketing products and services to help market their products and services on the Internet and through other media channels such as television, radio and print advertising.

SeaPass Solutions Inc. (“SeaPass”)

SeaPass develops and markets processing solutions that enable insurance carriers, agents and brokers to transmit and receive data in real time by leveraging existing systems to interact automatically. The company’s technology allows information to be accessed in real time, which increases efficiency across all lines of the insurance business.

Item 1. Financial Statements

ICG GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Data)

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$65,759	$121,909
Restricted cash	195	133
Other receivables	—	22,679
Accounts receivable, net of allowance ($666-2012; $616-2011)	50,999	32,762
Deferred tax assets	613	613
Prepaid expenses and other current assets	6,171	2,835

Total current assets	123,737	180,931
Fixed assets, net of accumulated depreciation and amortization ($21,729-2012; $17,000-2011)	12,058	6,046
Marketable securities	835	—
Ownership interests	25,365	39,052
Goodwill	99,263	22,538
Intangible assets, net	80,724	14,431
Deferred tax assets	31,826	31,940
Cost method investments	11,345	10,820
Other assets, net	1,044	1,062

Total Assets	$386,197	$306,820

Liabilities
Current Liabilities
Current maturities of long-term debt	$8,027	$4,759
Accounts payable	3,277	2,300
Accrued expenses	13,373	6,179
Accrued compensation and benefits	19,933	12,058
Deferred revenue	21,923	13,491

Total current liabilities	66,533	38,787
Long-term debt	19,984	10,761
Deferred revenue	191	61
Other liabilities	5,425	2,336

Total Liabilities	92,133	51,945

Redeemable noncontrolling interest (Note 13)	2,906	1,378

Equity
ICG Group, Inc.’s Stockholders’ Equity
Preferred stock, $0.01 par value; 10,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 2,000,000 shares authorized, 40,949 shares issued (2012) and 40,729 shares issued (2011)	41	41
Treasury stock, at cost, 4,211 shares (2012) and 3,281 shares (2011)	(28,973)	(20,619)
Additional paid-in capital	3,545,821	3,544,121
Accumulated deficit	(3,269,406)	(3,277,733)
Accumulated other comprehensive income	27	74

Total ICG Group, Inc.’s Stockholders’ Equity	247,510	245,884
Noncontrolling Interest	43,648	7,613

Total Equity	291,158	253,497

Total Liabilities, Redeemable noncontrolling interest and Equity	$386,197	$306,820

See accompanying Notes to Consolidated Financial Statements.

ICG GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$51,239	$35,142	$132,947	$104,424

Operating expenses
Cost of revenue	30,950	21,128	81,593	63,893
Selling, general and administrative	20,255	10,387	49,045	34,089
Research and development	5,572	3,091	12,924	9,545
Amortization of intangible assets	2,525	338	4,385	1,013
Impairment related and other	739	484	1,026	603

Total operating expenses	60,041	35,428	148,973	109,143

Operating income (loss)	(8,802)	(286)	(16,026)	(4,719)
Other income (loss), net	31,570	(374)	33,021	26,184
Interest income	105	90	335	298
Interest expense	(202)	(145)	(398)	(477)

Income (loss) before income taxes and equity loss	22,671	(715)	16,932	21,286
Income tax (expense) benefit	(109)	1,338	(1,041)	(639)
Equity loss	(1,608)	(3,245)	(7,147)	(10,006)

Net income (loss)	20,954	(2,622)	8,744	10,641
Less: Net income (loss) attributable to the noncontrolling interest	(387)	335	417	941

Net income (loss) attributable to ICG Group, Inc.	$21,341	$(2,957)	$8,327	$9,700

Basic income (loss) per share attributable to ICG Group, Inc.	$0.60	$(0.08)	$0.23	$0.26

Shares used in computation of basic income (loss) per share	35,650	36,556	35,907	36,819

Diluted income (loss) per share attributable to ICG Group, Inc.	$0.59	$(0.08)	$0.23	$0.26

Shares used in computation of diluted income (loss) per share	36,273	36,556	36,435	37,738

Net income (loss)	$20,954	$(2,622)	$8,744	$10,641

Other comprehensive income (loss)
Unrealized holding gains (losses) in marketable securities	(13)	—	1,552	—
Reclassification adjustments/realized net gains on marketable securities	(106)	—	(1,552)	—
Other accumulated other comprehensive income (loss)	(56)	24	(47)	9

Comprehensive income (loss)	20,779	(2,598)	8,697	10,650
Less: Comprehensive income attributable to the noncontrolling interest	(443)	359	370	950

Comprehensive income (loss) attributable to ICG Group, Inc.	$21,222	$(2,957)	$8,327	$9,700

See accompanying Notes to Consolidated Financial Statements.

ICG GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In Thousands, Except Per Share Data)

(Unaudited)

	ICG Group, Inc. Stockholders’ Equity
							Accumulated
			Treasury Stock,		Additional		Other	Non-
	Common Stock		at cost		Paid-In	Accumulated	Comprehensive	Controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interest	Total
Balance as of December 31, 2010	39,439	$39	(2,440)	$(12,031)	$3,541,044	$(3,305,299)	$54	$4,622	$228,429
Equity-based compensation expense related to stock appreciation rights and stock options	—	—	—	—	1,645	—	—	—	1,645
Equity-based compensation expense related to deferred stock units	—	—	—	—	528	—	—	—	528
Equity-based compensation expense related to restricted stock	—	—	—	—	174	—	—	—	174
Issuance of deferred stock units to directors	68	—	—	—	116	—	—	—	116
Issuance of restricted stock to employees, net of forfeitures	82	—	—	—	—	—	—	—	—
Exercise of stock appreciation rights and stock options, net of surrenders	39	1	—	—	5	—	—	—	6
Impact of redeemable noncontrolling interest accretion	—	—	—	—	(309)	—	—	—	(309)
Impact of incremental acquisition of Procurian	—	—	—	—	(1,059)	—	—	(261)	(1,320)
Impact of subsidiary equity transactions	—	—	—	—	165	—	—	688	853
Repurchase of common stock	—	—	(841)	(8,588)	—	—	—	—	(8,588)
Noncontrolling owners share of Accumulated Other Comprehensive Income of consolidated subsidiary	—	—	—	—	—	—	9	(9)	—
Net income (loss)	—	—	—	—	—	9,700	—	1,097	10,797

Balance as of September 30, 2011	39,628	$40	(3,281)	$(20,619)	$3,542,309	$(3,295,599)	$63	$6,137	$232,331

Balance as of December 31, 2011	40,729	$41	(3,281)	$(20,619)	$3,544,121	$(3,277,733)	$74	$7,613	$253,497
Equity-based compensation expense related to stock appreciation rights and stock options	—	—	—	—	1,887	—	—	—	1,887
Equity-based compensation expense related to deferred stock units	—	—	—	—	332	—	—	—	332
Equity-based compensation expense related to restricted stock	—	—	—	—	2,417	—	—	—	2,417
Issuance of deferred stock units and restricted stock to directors	85	—	—	—	223	—	—	—	223
Issuance of restricted stock to employees, net of forfeitures	77	—	—	—	(196)	—	—	—	(196)
Exercise of stock options	58	—	—	—	439	—	—	—	439
Impact of redeemable noncontrolling interest accretion	—	—	—	—	(345)	—	—	—	(345)
Impact of consolidated subsidiaries transactions	—	—	—	—	(3,057)	—	—	35,439	32,382
Repurchase of common stock	—	—	(930)	(8,354)	—	—	—	—	(8,354)
Net unrealized appreciation in marketable securities and reclassification adjustments	—	—	—	—	—	—	—	—	—
Noncontrolling owners share of Accumulated Other Comprehensive Income of consolidated subsidiaries	—	—	—	—	—	—	(47)	47	—
Net income (loss)	—	—	—	—	—	8,327	—	549	8,876

Balance as of September 30, 2012	40,949	$41	(4,211)	$(28,973)	$3,545,821	$(3,269,406)	$27	$43,648	$291,158

See accompanying Notes to Consolidated Financial Statements.

ICG GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Except Per Share Data)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Operating Activities
Net income (loss)	$8,744	$10,641
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	7,314	3,451
Impairment related and other	1,026	603
Other (income) loss	(33,021)	(26,184)
Equity loss	7,147	10,006
Equity-based compensation	5,755	2,705
Deferred income taxes	(66)	567
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(11,444)	(5,443)
Tax receivable	—	6,314
Prepaid expenses and other assets	(2,615)	(1,276)
Accounts payable	(552)	167
Accrued expenses	4,285	(1,227)
Accrued compensation and benefits	5,352	(4,050)
Deferred revenue	5,934	3,833
Other liabilities	(246)	849

Cash flows provided by (used in) operating activities	(2,387)	956
Investing Activities
Capital expenditures, net	(6,649)	(2,596)
Advanced deposits for acquisition of fixed assets	(1,651)	(41)
Change in restricted cash	(62)	62
Ownership acquisitions, net of cash acquired	(59,559)	(10,950)
Increase in cash due to consolidation of subsidiary	5,305	—
Proceeds from sales of ownership interests	20,525	51,914
Proceeds from sales of marketable securities	7,632	—
Proceeds from other distributions	—	1,424
Acquisitions by subsidiary, net of cash acquired	(17,439)	(1,193)

Cash flows provided by (used in) investing activities	(51,898)	38,620
Financing Activities
Issuance of common stock	12	—
Acquisition of noncontrolling interest in subsidiary equity	(3,484)	(1,320)
Repayment long-term debt and capital lease obligations	(4,859)	(4,398)
Borrowings of long-term debt	14,565	238
Purchase of treasury stock	(8,354)	(8,588)
Tax withholdings related to equity-based awards	(196)	(146)
Cash received for stock option exercises	439	151
Other financing activities	(61)	(49)

Cash flows provided by (used in) financing activities	(1,938)	(14,112)
Effect of exchange rates on cash	73	(85)

Net increase (decrease) in cash and cash equivalents	(56,150)	25,379
Cash and cash equivalents at beginning of period	121,909	92,438

Cash and cash equivalents at end of period	$65,759	$117,817

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

ICG’s Consolidated Balance Sheets at September 30, 2012 and December 31, 2011 included the financial position of the following majority-owned subsidiaries:

September 30, 2012	December 31, 2011
Channel Intelligence (1)	GovDelivery
GovDelivery	InvestorForce
InvestorForce	Procurian
MSDSonline (2)
Procurian

ICG’s Consolidated Statements of Operations and Comprehensive Income (Loss) (its “Consolidated Statements of Operations”) for the three and nine months ended September 30, 2012 and 2011 include the results of the following majority-owned subsidiaries:

Three Months Ended September 30,		Nine Months Ended September 30,
2012	2011	2012	2011
Channel Intelligence (1)	GovDelivery	Channel Intelligence (1)	GovDelivery
GovDelivery	InvestorForce	GovDelivery	InvestorForce
InvestorForce	Procurian	InvestorForce	Procurian
MSDSonline		MSDSonline (2)
Procurian		Procurian

(1)

On July 11, 2012, ICG acquired additional equity ownership interests in Channel Intelligence that increased ICG’s ownership in that company above 50%; ICG began consolidating the financial position and results of operations of Channel Intelligence as of that date. See Note 4, “Consolidated Core Companies,” for additional information regarding ICG’s consolidation of Channel Intelligence.

(2)

On March 30, 2012, ICG acquired 96% of MSDSonline and began consolidating the financial position of that company as of that date. The results of operations of MSDSonline from the date of acquisition through March 31, 2012 were immaterial; the results of operations of MSDSonline are included in ICG’s Consolidated Statements of Operations beginning on April 1, 2012. See Note 4, “Consolidated Core Companies,” for additional information regarding ICG’s acquisition of MSDSonline.

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

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. Significant Accounting Policies – (Continued)

Consolidation. Companies in which ICG directly or indirectly owns greater than 50% of the outstanding voting securities, and for which other stockholders do not possess the right to affect significant management decisions, are generally accounted for under the consolidation method of accounting. Under this method, a subsidiary’s balance sheet and results of operations are reflected in the Consolidated Financial Statements, and all significant intercompany accounts and transactions have been eliminated. Participation of other stockholders in the net assets and in the earnings or losses of a consolidated subsidiary is reflected in the line items “Noncontrolling Interest” in ICG’s Consolidated Balance Sheets and “Net income attributable to the noncontrolling interest” in ICG’s Consolidated Statements of Operations. Noncontrolling interest adjusts ICG’s consolidated results of operations to reflect only ICG’s share of the earnings or losses of each consolidated subsidiary. The results of operations and cash flows of a consolidated subsidiary are generally included through the latest interim period in which ICG owned a greater than 50% direct or indirect voting interest for the entire interim period or otherwise exercised control over the company.

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

Equity Method. Companies that are not consolidated, but over which ICG exercises significant influence, are accounted for under the equity method of accounting and are referred to in these Notes to Consolidated Financial Statements as “equity method companies.” The determination as to whether or not ICG exercises significant influence with respect to a company depends on an evaluation of several factors, including, among others, representation on that company’s board of directors, the level of ICG’s ownership of that company’s equity interests (which is generally between a 20% and a 50% interest in the voting securities of an equity method company) and voting rights associated with those equity interests. Under the equity method of accounting, a company’s accounts are not reflected in ICG’s Consolidated Balance Sheets and Statements of Operations. ICG’s share of the earnings and/or losses of the company, as well as any adjustments resulting from prior period finalizations of equity income/losses, are reflected in the line item “Equity loss” in ICG’s Consolidated Statements of Operations; for the three and nine months ended September 30 2012, there were no material finalization adjustments. The carrying values of ICG’s equity method companies are reflected in the line item “Ownership interests” in ICG’s Consolidated Balance Sheets.

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

An increase in ICG’s ownership interest in an equity method company over which ICG maintains significant influence is accounted for as a step acquisition, with an allocation of the excess purchase price to the fair value of the net assets acquired. A decrease in ICG’s ownership interest in an equity method company over which ICG maintains significant influence is accounted for as a dilution gain or loss in ICG’s Consolidated Statements of Operations and reflects the difference between ICG’s share of the underlying net assets of that company prior to the relevant change in ownership and ICG’s share of the underlying net assets of that company subsequent to the relevant change in ownership. When a change occurs that results in a loss of the ability to exercise significant influence over an equity method company, ICG discontinues equity method accounting and applies the cost method of accounting as of the date that the ability to exercise significant influence was lost. A change resulting in an increase in ICG’s ownership interest in an equity method company to that of a controlling financial interest is accounted for as a step acquisition, with an allocation of the purchase price to the fair value of the net assets acquired. ICG remeasures its previously held ownership interest in a company that was previously not consolidated at the acquisition date fair value; any gain or loss resulting from that remeasurement is recognized in ICG’s Consolidated Statements of Operations at the time of the remeasurement. In addition, ICG begins to include the financial position and operating results of a newly-consolidated subsidiary in its consolidated financial statements from the date ICG obtains the controlling financial interest in that subsidiary.

Any change in ICG’s ownership interest in a cost method company resulting in ICG’s ability to exercise significant influence over that company or in ICG’s obtaining a controlling financial interest in that company is accounted for with a retroactive adjustment of ICG’s ownership interest for ICG’s share of the past results of the former cost method company’s operations. Therefore, prior results of operations of the former cost method company could change the value of ICG’s ownership interest in its Consolidated Balance Sheets at the time of any such retroactive adjustment; moreover, any such change could be significant. An increase in ICG’s ownership interest in a cost method company that results in accounting for that company using the equity method of accounting or the consolidation of that company by ICG also results in an allocation of the purchase price to the fair value of the net assets acquired. Consistent with ICG’s accounting for an equity method company, if ICG’s ownership interest in a cost method company increases to that of a controlling financial interest, ICG remeasures its previously held ownership interest at the acquisition date fair value and recognizes any gain or loss resulting from that remeasurement in its Consolidated Statements of Operations at the time of the remeasurement. In addition, ICG begins to include the financial position and operating results of the newly-consolidated subsidiary in its Consolidated Financial Statements from the date ICG obtains the controlling financial interest in that company.

Issuances of Equity Securities by Consolidated Subsidiaries and Equity Method Companies

The effects of any changes in ICG’s equity ownership interest in a company accounted for under the consolidation or equity method of accounting resulting from the issuance of additional equity interests by that company are accounted for as a disposition of shares by ICG. The difference between the carrying amount of ICG’s ownership interest in a company and the underlying net book value of that company after the issuance of equity securities by that company is reflected as an equity transaction in ICG’s Consolidated Statements of Changes in Equity (in the case of consolidated subsidiaries) or as a gain or loss in ICG’s Consolidated Statements of Operations (in the case of equity method companies).

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. Significant Accounting Policies – (Continued)

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results could materially differ from those estimates. Those estimates include evaluation of ICG’s convertible debt and equity holdings, including holdings in marketable securities, asset impairment, revenue recognition, income taxes and commitments and contingencies. Those estimates and assumptions are based on management’s best judgments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, such as the then-current economic environment, that management believes to be reasonable under the circumstances. Management adjusts those estimates and assumptions when facts and circumstances dictate that it is necessary or appropriate to do so. Uncertain market conditions and stagnant information technology spending have combined to increase the uncertainty inherent in those estimates and assumptions. It is reasonably possible that ICG’s accounting estimates with respect to the ultimate recoverability of ICG’s ownership interests in convertible debt and equity holdings, goodwill and the useful life of intangible assets could change in the near term and that the effect of such changes on the Consolidated Financial Statements could be material. Management believes the recorded amounts of ownership interests, goodwill, intangible assets and cost method investments were not impaired at September 30, 2012.

Ownership Interests, Goodwill, Intangible Assets and Cost Method Investments

ICG evaluates its carrying value in equity method companies and cost method companies continuously to determine whether an other-than-temporary decline in the fair value of any such company exists and should be recognized. In order to make this determination with respect to a company, ICG considers that company’s achievement of its business plan objectives and milestones, the fair value of its ownership interest in that company (which, in the case of any company listed on a public stock exchange, is the quoted stock price of the relevant ownership interest), the financial condition and prospects of that company, and other relevant factors. The business plan objectives and milestones ICG considers include, among others, those related to financial performance, such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature, such as obtaining key business partnerships or the hiring of key employees. Impairment charges are determined by comparing ICG’s carrying value of a company with its estimated fair value. Fair value is determined by using a combination of estimating the cash flows related to the relevant asset, including estimated proceeds on disposition, and an analysis of market price multiples of companies engaged in lines of business similar to the company being evaluated. ICG concluded that the carrying value of its equity and cost method companies was not impaired as of September 30, 2012 or December 31, 2011.

ICG tests goodwill for impairment annually during the fourth quarter of each year, or more frequently as conditions warrant, and tests intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Certain triggering events identified during the three months ended September 30, 2012 resulted in impairment testing at GovDelivery during the period. GovDelivery recorded an impairment charge related to its intangible assets during the three-month period ended September 30, 2012. ICG concluded that its remaining goodwill and intangible assets were not impaired as of September 30, 2012 and December 31, 2011. See Note 3, “Goodwill and Intangible Assets.”

Revenue Recognition

During the three and nine-month periods ended September 30, 2012 and 2011, ICG’s consolidated revenue was attributable to Channel Intelligence, GovDelivery, InvestorForce, MSDSonline and Procurian (primarily Procurian). ICG increased its ownership interest in Channel Intelligence to greater than 50% on July 11, 2012, and, accordingly, revenue related to Channel Intelligence has been included in ICG’s consolidated revenue beginning on that date. MSDSonline was acquired on March 30, 2012, and the company’s results of operations for the two-day period from March 30, 2012 through March 31, 2012 were immaterial to ICG; accordingly, revenue related to MSDSonline has been included in ICG’s consolidated revenue beginning on April 1, 2012.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. Significant Accounting Policies – (Continued)

Channel Intelligence generates revenue from subscription services, setup fees, referral fees, revenue share arrangements and transaction fees. Subscription services revenue relates to products and services that are generated through contractual arrangements directly with customers and are sold through service subscriptions. These subscription arrangements include monthly subscriber user fees, as well as setup fees, both of which are recognized ratably over the contractual services period commencing on the date that the service is available for use by the customer. Costs related to performing setup services are expensed as incurred. Channel Intelligence receives referral fees from certain customers related to its product page links; those fees are recognized as revenue at the time the product sales take place as reported to the company. Channel Intelligence also receives fees from revenue share arrangements; those fees represent a negotiated portion of a customer’s revenue generated through services provided by Channel Intelligence. Revenue from Channel Intelligence’s revenue share arrangements is recognized based on the contracted minimum fee for the current month plus any additional fees earned for the current month in excess of the contracted minimum fee, if applicable. Channel Intelligence also receives fees from storefront and order fulfillment transactions, which are recognized as either revenue shares based on total sales or per-transaction fees based on individual transactions processed through a customer’s storefront or order fulfillment process.

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

MSDSonline derives revenue from three sources: (1) subscription fees, (2) professional services fees and (3) compliance solutions project fees. The vast majority of MSDSonline’s revenue is derived from subscription fees from customers accessing the company’s database and web-based tools; such revenue is recognized ratably over the applicable contract term, beginning on the contract implementation date. MSDSonline also generates (a) professional services fees from authoring and/or compiling its customers’ online libraries of material safety data sheet documents and indexing those documents for the customers’ use and (b) fees from training and compliance services projects; the revenue derived from those fees is recognized on a percentage of completion basis over the applicable project’s timeline.

Procurian primarily generates revenue from procurement management services. Procurian also generates a portion of its revenue from consulting projects. Procurement management services include services and technology designed to help companies achieve unit cost savings and process efficiencies. Procurian earns fees for transition services, sourcing, category management and transaction management services. Procurian estimates the total contract value (excluding performance bonus fees) under the contractual arrangements it has with its customers and recognizes revenue under those arrangements on a straight-line basis over the term of the relevant contract, which approximates the life of the customer relationship. Performance bonus fees are deferred until the contingency is achieved or it is determined from existing data and past experience that the savings will be achieved. The portion of those fees related to the portion of the contract that has been performed are then recognized, and the remaining performance bonus fees are recognized on a straight-line basis over the remaining life of the contract, which approximates the life of the customer relationship. Consulting projects are engagements in which Procurian negotiates prices from certain suppliers on behalf of its customers in certain categories in which Procurian has sourcing expertise. Under those projects, either the customer pays a fixed fee or a performance bonus. In fixed-fee sourcing arrangements, revenue is recognized on a proportional performance basis, provided that there is no uncertainty as to Procurian’s ability to fulfill its obligations under the contract or to provide other services that are to be rendered under the contract.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. Significant Accounting Policies – (Continued)

Concentration of Customer Base and Credit Risk

For the three and nine months ended September 30, 2012, Zurich Insurance Company Ltd (“Zurich”), a customer of Procurian, represented 17% and 16%, respectively, of ICG’s consolidated revenue. Accounts receivable, including unbilled amounts, from Zurich as of September 30, 2012 were $15.4 million. For the three and nine months ended September 30, 2011, none of ICG’s companies’ customers represented more than 10% of ICG’s consolidated revenue.

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

In June 2011, the FASB issued accounting guidance related to the presentation of other comprehensive income and its components in financial statements. The guidance provides two options for presenting the total of comprehensive income, the components of net income and the components of other comprehensive income. The guidance became effective for ICG on January 1, 2012. ICG has revised the presentation of its Consolidated Financial Statements beginning with its Quarterly Report on Form 10-Q for the period ended March 31, 2012 to conform to the guidance. The adoption of this guidance did not have a significant impact on the Consolidated Financial Statements.

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

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Goodwill and Intangible Assets

Goodwill

The following table summarizes the activity related to ICG’s goodwill (in thousands):

	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
Goodwill at December 31, 2011	$22,538	$—	$22,538
Increase in goodwill due to MSDSonline acquisition on March 30, 2012 (Note 4)	15,847	—	15,847
Increase in goodwill due to Channel Intelligence consolidation on July 11, 2012 (Note 4)	47,055	—	47,055
Estimated increase in goodwill due to preliminary allocation of acquisition price for subsidiary acquisition (Note 4)	13,823	—	13,823

Goodwill at September 30, 2012	$99,263	$—	$99,263

As of September 30, 2012 and December 31, 2011, all of ICG’s goodwill was allocated to its consolidated core companies.

Intangible Assets

The following table summarizes ICG’s intangible assets (in thousands):

		As of September 30, 2012
Intangible Assets	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	3-11 years	$52,707	$(5,092)	$47,615
Trademarks, trade names and domain names	3-11 years	16,547	(856)	15,691
Technology	5-10 years	9,889	(683)	9,206
Non-compete agreements	2-5 years	4,384	(698)	3,686
Licensing and servicing agreements	2-10 years	4,140	(223)	3,917
Intellectual property	5 years	235	(26)	209

		87,902	(7,578)	80,324
Other intellectual property	Indefinite	400	—	400

		$88,302	$(7,578)	$80,724

		As of December 31, 2011
Intangible Assets	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	3-11 years	$13,317	$(2,344)	$10,973
Trademarks/trade names	3-11 years	1,547	(243)	1,304
Technology	10 years	1,559	(149)	1,410
Non-compete agreements	2-5 years	336	(29)	307
Intellectual property	5 years	41	(4)	37

		16,800	(2,769)	14,031
Other intellectual property	Indefinite	400	—	400

		$17,200	$(2,769)	$14,431

Amortization expense for intangible assets during the three and nine-month periods ended September 30, 2012 was $2.5 million and $4.4 million, respectively. Additionally, in the three and nine month periods ended September 30, 2012 there was an impairment charge of $0.4 million for customer relationships. That $0.4 million impairment charge was reflected in “Impairment related and other” in ICG’s Consolidated Statements of Operations for the three months ended September 30, 2012 and is included in the $5.1 million accumulated amortization for customer relationships for the period ended September 30, 2012 in the table above. Amortization expense for intangible assets during the three and nine month periods ended September 30, 2011 was $0.3 million and $1.0 million, respectively. ICG amortizes intangibles using the straight line method.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Goodwill and Intangible Assets – (Continued)

Remaining estimated amortization expense is as follows (in thousands):

2012 (remaining three months)	$2,670
2013	$10,676
2014	$10,409
2015	$9,428
2016	$9,124
Thereafter	$38,017

Remaining amortization expense	$80,324

Impairment

During the three and nine months ended September 30, 2012, GovDelivery decreased its liability related to contingent consideration payments for a recent acquisition because it believes that performance targets related to those contingent payments will not be met. As a result, GovDelivery performed an impairment analysis with respect to the associated intangible assets and goodwill recorded related to that acquisition, and recorded an impairment charge of $0.4 million related to the intangible assets that is reflected in the line item “Impairment related and other” in ICG’s Consolidated Statements of Operations for the three and nine months ended September 30, 2012. There were no impairment charges related to goodwill or intangible assets associated with ICG’s consolidated subsidiaries during the three and nine months ended September 30, 2011.

4. Consolidated Core Companies

During the nine months ended September 30, 2012, ICG and its consolidated subsidiaries completed several acquisitions:

(1)	On March 30, 2012, ICG acquired 96% of the equity of MSDSonline; the acquisition was accounted for under the acquisition method. Accordingly, ICG allocated the purchase price to the acquired tangible and identifiable intangible assets and liabilities based upon their respective fair values at the date of acquisition.

(2)	On July 11, 2012, ICG acquired additional equity ownership interests in Channel Intelligence for aggregate consideration of $2.0 million, increasing ICG’s ownership interest in that company to greater than 50%. ICG began consolidating the financial results of Channel Intelligence as of that date and accounted for the transaction as a business combination. Accordingly, ICG allocated the enterprise value of Channel Intelligence to its tangible and identifiable intangible assets and liabilities based upon their respective fair values at the date of acquisition. Additionally, ICG recorded a gain on the transaction of $26.6 million, representing the excess of ICG’s portion, $42.7 million, of the enterprise value of Channel Intelligence over its carrying value. The primary valuation technique used to measure the acquisition date fair value of Channel Intelligence immediately before the business combination was the backsolve option-pricing method. That gain is included in the line item “Other income (loss), net” in ICG’s Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 2012.

(3)	On June 29, 2012, Procurian acquired Media IQ, LLC (“Media IQ”), a media audit and benchmarking services provider, for consideration consisting of (a) $11.5 million in cash paid at closing, (b) Procurian common stock valued at $4.0 million, which is classified as a liability and included in the line items “Accrued Expenses” and “Other Liabilities” in ICG’s Consolidated Balance Sheets as of September 30, 2012, and (c) a $2.0 million deferred cash payment that is due in $1.0 million increments on the one- and two-year anniversaries of the closing date of the acquisition. Procurian has estimated the allocation of the purchase price to the acquired tangible and identifiable intangible assets and liabilities based upon their respective fair values at the date of acquisition. The acquisition accounting related to Procurian’s acquisition of Media IQ will be complete by December 31, 2012.

(4)	On July 30, 2012, Procurian acquired Utilities Analyses, Inc. (“UAI”), an energy procurement specialist, for $6.7 million in cash. Procurian has estimated the allocation of the purchase price to the acquired tangible and identifiable intangible assets and liabilities based upon their respective fair values at the date of acquisition. The acquisition accounting related to Procurian’s acquisition of UAI will be complete by December 31, 2012.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. Consolidated Core Companies – (Continued)

The allocation of the purchase price for each of the above acquisitions (including allocations that are not yet finalized as of September 30, 2012) and the allocation of the enterprise value of Channel Intelligence is as follows (in thousands):

	MSDSonline	Channel Intelligence	Media IQ	UAI
Net assets acquired:
Goodwill	$15,847	$47,055	$9,491	$3,676
Customer lists (8-11 year life)	20,440	11,000	6,200	1,750
Technology (5-10 year life)	1,900	5,530	900	—
Trademarks, trade names and domain names (11-15 year life)	6,800	7,600	600	—
Non-compete agreements (3-5 year life)	3,580	—	268	200
Licensing Agreements (2-10 year life)	—	4,140	—	—
Other net assets (liabilities)	1,170	2,927	316	1,101

	49,737	78,252	17,775	6,727
Noncontrolling interest (1)	(1,355)	(33,589)	—	—

	$48,382	$44,663	$17,775	$6,727

(1)

ICG estimated the fair value of the noncontrolling interest of MSDSonline and Channel Intelligence with consideration of discounts for lack of control and lack or marketability. See Note 13, “Redeemable Noncontrolling Interest” with respect to MSDSonline. The amount of noncontrolling interest for Channel Intelligence is reflected in the line item “Impact of consolidated subsidiaries transactions” on ICG’s Consolidated Statements of Changes in Equity at September 30, 2012.

The information in the following table represents revenue, net income (loss) attributable to ICG Group, Inc. and net income (loss) per diluted share attributable to ICG Group, Inc. for the relevant periods had ICG consolidated MSDSonline and Channel Intelligence for the nine-month period ended September 30, 2012 and the three and nine-month periods ended September 30, 2011. The pro forma information in the following table also includes the effect of Procurian’s acquisitions of Media IQ and UAI had these two acquired businesses been included in Procurian’s results for the nine-month period ended September 30, 2012 and the three and nine-month periods ended September 30, 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions, except per share data)
Revenue	$52.2	$46.7	$153.3	$138.0

Net income (loss) attributable to ICG Group, Inc.	$21.3	$(2.6)	$8.6	$10.2

Net income (loss) per diluted share attributable to ICG Group, Inc.	$0.59	$(0.07)	$0.24	$0.27

Periodically, ICG acquires additional equity ownership interests in its consolidated companies. Equity ownership interests purchased from a consolidated company’s existing shareholders results in an increase in ICG’s controlling interest in that company and a corresponding decrease in noncontrolling interest ownership. Those transactions are accounted for as a decrease to “Noncontrolling Interest” in ICG’s Consolidated Balance Sheets and a decrease to “Additional paid-in capital” in ICG’s Consolidated Balance Sheets for the relevant period. ICG may also acquire additional equity ownership interests in its consolidated companies as a result of share issuances by those companies. An issuance of equity securities by a consolidated company that results in a decrease in ICG’s equity ownership interests is accounted for in accordance with the policy for “Issuances of Equity Securities by Consolidated Subsidiaries and Equity Method Companies” described in Note 2, “Significant Accounting Policies.”

For the nine months ended September 30, 2012, as reflected on the “Impact of Consolidated Subsidiaries Transactions” on ICG’s Consolidated Statements of Changes in Equity, non-controlling interests increased by $35.4 million primarily driven by the ownership increase and consolidation of Channel Intelligence as described above. Additionally, for the nine months ended September 30, 2012, the “Impact of Consolidated Subsidiaries Transactions” on ICG’s Consolidated Statements of Changes in Equity for Additional Paid-in Capital decreased by $3.1 million primarily from ICG’s acquisition of additional equity ownership

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. Consolidated Core Companies – (Continued)

interests in Procurian through the purchase of Procurian common stock from former Procurian employees, ICG’s additional acquisition of equity ownership interests in Channel Intelligence through the purchase of Channel Intelligence preferred stock from existing shareholders, and from the Media IQ acquisition, where Procurian issued additional shares of common stock to both Media IQ and ICG that, together, resulted in a reduction to ICG’s equity ownership interest in Procurian. That transaction was accounted for as a disposition of shares and resulted in a dilution loss of $1.1 million that was recorded as a decrease to “Additional paid-in capital” in ICG’s Consolidated Balance Sheets in the relevant period.

5. Ownership Interests and Cost Method Investments

Equity Method Companies

The following unaudited summarized financial information relates to ICG’s companies accounted for under the equity method of accounting as of September 30, 2012 and December 31, 2011 and for the three and nine month periods ended September 30, 2012 and 2011. This aggregate information has been compiled from the financial statements of those companies.

Balance Sheets (Unaudited)

	September 30, 2012 (1)	December 31, 2011 (2)
	(in thousands)
Cash and cash equivalents	$5,435	$13,687
Other current assets	14,206	28,767
Non-current assets	15,805	69,218

Total assets	$35,446	$111,672

Current liabilities	$24,395	$47,125
Non-current liabilities	2,123	10,770
Long-term debt	15,259	18,959
Stockholders’ equity	(6,331)	34,818

Total liabilities and stockholders’ equity	$35,446	$111,672

Total carrying value	$25,365	$39,052

(1)	Includes (ICG voting ownership): Acquirgy (25%), Freeborders (31%), SeaPass (38%) and WhiteFence (36%).
(2)	Includes (ICG voting ownership): Acquirgy (25%), Channel Intelligence (49%), Freeborders (31%), GoIndustry-DoveBid plc (“GoIndustry”) (26%), SeaPass (26%) and WhiteFence (36%).

As of September 30, 2012, ICG’s aggregate carrying value in equity method companies exceeded ICG’s share of the net assets of those equity method companies by approximately $27.8 million. Of that excess, $24.5 million was allocated to equity method goodwill, which is not amortized, and $3.3 million was allocated to equity method intangibles, which are generally amortized over periods ranging from three to seven years. As of December 31, 2011, ICG’s aggregate carrying value in equity method companies exceeded ICG’s share of the net assets of these equity method companies by approximately $28.4 million. Of that excess, $24.6 million was allocated to equity method goodwill, which is not amortized, and $3.8 million was allocated to equity method intangibles, which are generally amortized over periods ranging from three to seven years.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. Ownership Interests and Cost Method Investments – (Continued)

Results of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012 (1)	2011 (2)	2012 (1)	2011 (3)
	(in thousands)
Revenue	$16,049	$39,808	$75,154	$132,377

Net income (loss)	$(2,993)	$(8,765)	$(15,554)	$(26,579)

Equity income (loss) excluding impairments and amortization of intangible assets	$(1,325)	$(2,797)	$(6,272)	$(8,436)
Amortization of intangible assets	(283)	(448)	(875)	(1,570)

Total equity income (loss)	$(1,608)	$(3,245)	$(7,147)	$(10,006)

(1)	Includes Acquirgy, Channel Intelligence (to July 11, 2012, the date of consolidation), Freeborders, GoIndustry (to July 5, 2012, the date of disposition), SeaPass and WhiteFence.
(2)	Includes Acquirgy, Channel Intelligence, Freeborders, GoIndustry, SeaPass, StarCite, Inc. (“StarCite”) and WhiteFence.
(3)

Includes Acquirgy, Channel Intelligence, ClickEquations (to June 14, 2011, the date of disposition), Freeborders, GoIndustry, Metastorm Inc. (“Metastorm”) (to February 17, 2011, the date of disposition), SeaPass, StarCite and WhiteFence.

Impairment – Equity Companies

ICG performs ongoing business reviews of its equity method companies to determine whether ICG’s carrying value in those companies is impaired. ICG has determined its carrying value in its equity method companies was not impaired during the three and nine-month periods ended September 30, 2012 and 2011.

Other Equity Company Information

On July 5, 2012, GoIndustry was sold to Liquidity Services, Inc. (“Liquidity Services”). ICG’s portion of the proceeds was $2.9 million of cash, which was received in July 2012. During the three-month period ended September 30, 2012, ICG recorded its share of the sale transaction costs incurred by GoIndustry, and, accordingly, ICG’s carrying value of GoIndustry was reduced to zero as of the date of the transaction. ICG recorded a gain of $2.9 million for the proceeds received during the three and nine months ended September 30, 2012, which is included in the line item “Other income (loss)” in ICG’s Consolidated Statements of Operations.

During the nine months ended September 30, 2012, ICG purchased shares of SeaPass preferred stock in an equity financing transaction. In connection with that transaction, ICG acquired $9.0 million of SeaPass preferred stock during the period, increasing its ownership in SeaPass from 26% to 38%. ICG completed a purchase price allocation related to this transaction, which resulted in an allocation of the purchase price to equity method intangible assets that will be amortized over five years and equity method goodwill.

On February 17, 2011, Metastorm, one of ICG’s equity core companies, was sold to Open Text Corporation. ICG’s portion of the sale proceeds was $53.0 million; $51.3 million of those proceeds were received at closing on February 17, 2011, and the remaining proceeds were placed in escrow in connection with a customary indemnification holdback. As a result of that transaction, ICG recorded a gain of $24.9 million that is included in the line item “Other income (loss)” in ICG’s Consolidated Statements of Operations for the nine months ended September 30, 2011. In November 2011, ICG received $1.1 million of escrowed proceeds, which ICG recorded as a gain during the year ended December 31, 2011. In March 2012, ICG received $0.2 million of escrowed proceeds, representing the final distribution of escrowed proceeds. ICG recorded that amount as a gain during the nine months ended September 30, 2012, which is included in the line item “Other income (loss)” in ICG’s Consolidated Statements of Operations.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. Ownership Interests and Cost Method Investments – (Continued)

On June 14, 2011, Channel Intelligence acquired substantially all of the assets of ClickEquations, primarily in exchange for Channel Intelligence preferred stock that was distributed to ClickEquations’ stockholders, including ICG. The transaction diluted ICG’s ownership in Channel Intelligence and, accordingly, ICG recorded a dilution gain of $0.5 million. Based on the excess of the specified value of the Channel Intelligence preferred stock received by ICG in the transaction over ICG’s carrying value of ClickEquations on the transaction date, ICG recorded a loss on the sale of ClickEquations in the amount of $0.8 million. Both the dilution gain and the loss on the sale transaction are included in “Other income (loss)” in ICG’s Consolidated Statements of Operations for the nine months ended September 30, 2011.

On December 30, 2011, StarCite, one of ICG’s equity method companies, was sold to The Active Network, Inc. (NYSE: ACTV) (“Active”) for consideration to ICG consisting of $15.8 million of cash and 615,862 shares of Active common stock valued at $8.4 million, based on the $13.60 closing price of the stock on December 30, 2011. Approximately $0.1 million of the cash consideration and 102,199 shares of the stock consideration were placed in escrow to satisfy potential indemnity claims.

As of December 31, 2011, ICG had not received the consideration from the StarCite transaction. Accordingly, ICG recorded a receivable in the amount of $22.7 million that is reflected in the line item “Other receivables” in ICG’s Consolidated Balance Sheets as of December 31, 2011. That amount represented cash of $15.7 million and Active common stock valued at $7.0 million, based on the $13.60 closing stock price of Active on December 30, 2011. During the nine months ended September 30, 2012, ICG received both the cash consideration of $15.7 million and the 513,663 shares of Active common stock that were not placed in escrow on the closing date.

Marketable Securities

Marketable securities represent ICG’s holdings of publicly-traded equity securities and are accounted for as available-for-sale securities. When the shares of Active common stock issued in connection with the StarCite acquisition were registered with the SEC on April 5, 2012, ICG recorded an adjustment to increase the value of the Active common stock. ICG also recorded an offsetting increase to other comprehensive income in ICG’s Consolidated Balance Sheets, to reflect the Active shares at fair value based on the closing price of Active common stock on that date. During the nine months ended September 30, 2012, ICG sold 447,057 shares of Active common stock at an average price per share of $16.88. ICG received total proceeds of $7.5 million and recognized a gain on the sale of those securities in the amount of $1.4 million, which is included in the line item “Other income (loss), net” in ICG’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the nine months ended September 30, 2012. The fair value of the remaining shares of Active common stock is reflected in the line item “Marketable Securities” on ICG’s Consolidated Balance Sheets as of September 30, 2012.

During the three and nine months ended September 30, 2012, ICG received shares of Intercontinental Exchange, Inc. (NYSE: ICE) (“ICE”) common stock in connection with an escrow release related to the sale of a former company. See Note 10, “Other Income.”

Cost Method Investments

ICG’s carrying values of its holdings of cost method companies were $11.3 million and $10.8 million as of September 30, 2012 and December 31, 2011, respectively. Those amounts are reflected in the line item “Cost method investments” in ICG’s Consolidated Balance Sheets as of the relevant dates.

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

ICG performs ongoing business reviews of its cost method companies to determine whether ICG’s carrying value in those companies is impaired. ICG determined its carrying value in its cost method companies was not impaired during the three- and nine-month periods ended September 30, 2012 and 2011.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. Ownership Interests and Cost Method Investments – (Continued)

Escrow Information

As of September 30, 2012, the following amounts of ICG’s potential proceeds from sales of former equity method and cost method companies remained in escrow to satisfy potential or ongoing indemnification claims: (1) 95,277 shares of Active common stock, valued at $1.2 million (based on the stock’s September 30, 2012 closing price) and (2) $0.8 million of cash. The release of any of those escrowed proceeds to ICG would result in additional gains at the time ICG is entitled to such proceeds, the amount is fixed or determinable and realization is assured.

6. Financial Instruments

Derivative Financial Instruments

During the three- and nine-month periods ended September 31, 2012 and 2011 periods, Procurian was party to an interest rate swap hedge agreement with PNC Bank to mitigate the risk of fluctuations in the variable interest rate related to Procurian’s term loan with PNC Bank. The net mark-to-market adjustments recognized by Procurian, which are detailed in the table below, represent the change in value of the swap related to the fluctuations in the applicable interest rates during the relevant periods. That instrument was terminated by Procurian on August 1, 2012. On August 9, 2012, Procurian entered into a new interest rate swap hedge agreement with PNC Bank related to $10.0 million of its outstanding term loan balance that is effective beginning August 9, 2013. See Note 7, “Debt.”

During the three and nine months ended September 30, 2012 and 2011, Procurian utilized average rate currency options and, in the 2012 period, forward contracts with quarterly expirations to mitigate the risk of currency fluctuations at Procurian’s operations in Europe, Asia and South America. The net mark-to-market adjustments recognized by Procurian, which are detailed in the table below, represent the premiums paid for the options by Procurian, as well as the change in value of the options related to the fluctuation of exchange rates during the relevant period.

The following table presents the classifications and fair values of our derivative instruments as of September 30, 2012 and December 31, 2011 (in thousands):

Consolidated Balance Sheets
Derivative	Classification	September 30, 2012	December 31, 2011
Average rate currency options and forward contracts	Prepaids and other current assets	$33	$—
Interest rate swap	Accrued expenses	$(88)	$(36)

The following table presents the mark-to-market impact on earnings resulting from ICG’s hedging activities for the three- and nine-month periods ended September 30, 2012 and 2011, respectively (in thousands):

Consolidated Statements of Operations
		Three months ended September 30,		Nine months ended September 30,
Derivative	Classification	2012	2011	2012	2011
Average rate currency options and forward contracts	Other income (loss), net	$45	$(43)	$(78)	$(185)
Interest rate swap	Interest income (expense)	$(82)	$(9)	$(52)	$(41)

Fair Value Measurements

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There are three levels of inputs that may be used to measure fair value, as follows:

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

The fair value hierarchy of ICG’s financial assets measured at fair value on a recurring basis at September 30, 2012 and December 31, 2011 were as follows (in thousands):

	Asset (liability) as of September 30, 2012	Valuation Technique (Approach)	Level 1	Level 2	Level 3
Cash equivalents (money market accounts and commercial paper investments)	$51,995	Market	$51,995	$—	$—
Hedges of interest rate risk (1)	(88)	Market	—	(88)	—
Acquisition contingent consideration obligations	(461)	Income	—	—	(461)

	$51,446		$51,995	$(88)	$(461)

	Asset (liability) as of December 31, 2011	Valuation Technique (Approach)	Level 1	Level 2	Level 3
Cash equivalents (money market accounts and commercial paper investments)	$111,775	Market	$111,775	$—	$—
Hedges of interest rate risk (1)	(36)	Market	—	(36)	—
Acquisition contingent consideration obligations	(1,197)	Income	—	—	(1,197)

	$110,542		$111,775	$(36)	$(1,197)

(1)

ICG’s respective counterparties under the arrangements provide quarterly statements of market values of those instruments based on significant inputs that are observable or can be derived principally from, or corroborated by, observable market data for substantially the full term of the asset or liability.

In the three and nine months ended September 30, 2012, ICG determined that the estimated fair value of its acquisition contingent consideration obligations had changed with respect to a GovDelivery acquisition. The contingent consideration liability had an estimated fair value of $0.7 million which was determined at the acquisition date, and was written down to the current estimated fair value of zero which resulted in a gain of $0.7 million that is included in Impairment related and other on ICG’s Consolidated Statements of Operations. In conjunction with this determination, ICG also performed an impairment analysis of intangible assets and goodwill. See Note 3.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Debt

ICG’s debt of $26.5 million and $15.5 million as of September 30, 2012 and December 31, 2011, respectively, related to its consolidated core companies and consisted primarily of a term loan at Procurian.

		September 30,	December 31,
	Interest Rates	2012	2011
		(in thousands)
Procurian term loan	1.99-3.09%	$24,583	$14,667
Other long-term debt	4.21-10.27%	2,795	224
Capital leases	2.25-4.0%	633	629

		28,011	15,520
Current maturities of long-term debt		(8,027)	(4,759)

Long-term debt, net of current maturities		$19,984	$10,761

Loan and Credit Agreements

On August 9, 2012, Procurian, a number of its wholly-owned subsidiaries and PNC Bank entered into an amended and restated term note that amended certain terms of the loan agreement between Procurian and PNC Bank dated August 3, 2010 that provides for a revolving line of credit and a term loan. Under the line of credit, which matures on August 2, 2015, Procurian may borrow up to $15.0 million and obtain up to $5.0 million of letters of credit, subject to specified fees and other terms. The line of credit is subject to a 0.25% per annum unused commitment fee that is payable to the bank quarterly. Under the term loan, Procurian borrowed $25.0 million (a $13.0 million increase from the August 9, 2012 original term loan balance of $12.0 million) in order to fund the ongoing operations of the company, as well as potential future acquisitions. Both the line of credit and the term loan have been secured by a first priority lien on the assets of the borrowing companies.

The term loan and the line of credit both bear interest, at Procurian’s option, at either (1) a base rate equal to the highest of PNC Bank’s prime rate, the sum of the Federal Funds Open Rates plus 0.5% and the sum of the daily LIBOR rate plus 1.0%, or (2) a daily to six month LIBOR rate plus a margin ranging from 1.5% to 2.0%, depending on the then-current debt-to-EBITDA ratio of the borrowing companies. Under the loan agreement, any outstanding principal and interest under the line of credit would become due and payable periodically through August 2, 2015, the principal under the term loan was payable in $0.4 million monthly installments through August 1, 2017, and any outstanding interest under the term loan would become due and payable periodically through August 1, 2017. There are no amounts outstanding under the line of credit; the amounts outstanding under the term loan as of December 31, 2011 and September 30, 2012 are set forth in the table above. The effective interest rate being paid by Procurian under the term loan, including the applicable margin, was 1.99% as of September 30, 2012.

On August 6, 2010, Procurian entered into an interest rate swap hedge agreement whereby 50% of the original term loan was effectively converted to a fixed interest rate of 1.34% by the hedge agreement. Procurian terminated the hedge agreement without penalty on August 1, 2012. On August 9, 2012, Procurian entered into a new interest rate swap hedge agreement, effectively converting $10.0 million of the balance of the term loan into a fixed interest rate loan. The interest rate swap hedge agreement becomes effective beginning on August 9, 2013.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Debt – (Continued)

On October 28, 2010, Channel Intelligence entered into a loan and security agreement with PNC Bank that provides for a $2.0 million revolving promissory note and a $0.5 million non-revolving promissory note. The borrowings under those facilities are to be used for the general operations of the company, including working capital and capital expenditures. Interest on the revolving promissory note and non-revolving promissory note are based on the one month LIBOR rate plus 4.0% and 4.5%, respectively; interest on those instruments are payable monthly. Principal payments related to the revolving promissory note are payable at maturity, which is December 31, 2012. Principal payments related to the non-revolving promissory note are payable in equal monthly installments through the October 31, 2014 maturity date. There was $2.0 million and $0.2 million outstanding under the revolving promissory note and the non-revolving promissory note, respectively, as of September 30, 2012. The effective interest rates of the revolving promissory note and the non-revolving promissory note as of September 30, 2012 were 4.21% and 4.71%, respectively.

On October 26, 2011, GovDelivery entered into a loan agreement with Venture Bank under which the company may borrow up to $1.0 million under a revolving line of credit that is secured by GovDelivery’s assets. The term of the line of credit expires on March 2, 2013. The line of credit bears interest at a base rate equal to the prime rate plus 2.0%, but in no case less than 7.0% (the interest rate at September 30, 2012 was 7.0%). No amounts were outstanding under the line of credit at September 30, 2012. There was $0.4 million outstanding on the line of credit at December 31, 2011.

On December 18, 2009, ICG entered into an amended and restated letter of credit agreement with Comerica Bank (the “LC Agreement”) that provides for the issuance of letters of credit of up to $10.0 million, subject to a cash-secured borrowing base, as defined by the LC Agreement. On December 16, 2011, ICG entered into an amendment to the LC Agreement to extend the term through December 14, 2012. Issuance fees of 0.50% per annum of the face amount of each letter of credit will be paid to Comerica Bank upon issuance. The LC Agreement is also subject to a 0.25% per annum unused commitment fee payable to the bank on a quarterly basis. No amounts were outstanding under those agreements at September 30, 2012 or December 31, 2011.

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

The core reporting segment includes companies in which ICG’s management takes a very active role in providing strategic direction and management assistance; those companies may be consolidated by ICG or may be equity method or cost method companies. The venture reporting segment includes companies to which ICG generally devotes less capital, holds relatively smaller ownership stakes and generally has less influence over the strategic directions and management decisions than it does with its core companies. At September 30, 2012, the core segment included the results of ICG’s consolidated core companies, recorded ICG’s share of earnings and losses of its equity core companies and captured ICG’s carrying value in its consolidated core companies and equity core companies. At September 30, 2012, the venture segment recorded ICG’s share of earnings and losses of venture companies accounted for under the equity method of accounting and captured ICG’s carrying value in those companies. ICG’s carrying value of its holdings in cost method investments are considered “corporate” assets as of September 30, 2012.

During the three and nine months ended September 30, 2012, $3.9 million and $9.9 million, respectively, of ICG’s consolidated revenue relates to sales generated in Europe, primarily the United Kingdom and Switzerland. During the three and nine months ended September 30, 2011, $2.4 million and $7.3 million, respectively, of ICG’s consolidated revenue relates to sales generated in the United Kingdom. The remaining consolidated revenue for the three and nine-month periods ended September 30, 2012 and 2011 relates primarily to sales generated in the United States. As of September 30, 2012 and December 31, 2011, ICG’s long-lived assets were located primarily in the United States.

On July 5, 2012, GoIndustry was sold to Liquidity Services. The amount of equity loss related to GoIndustry for the three- and nine-month periods ended September 30, 2012 and 2011 has been removed from ICG’s venture segment and included in “Dispositions” in the table below. In addition, ICG’s carrying value in GoIndustry has been removed from venture segment assets and included in “Dispositions” as of December 31, 2011 in the table below.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. Segment Information – (Continued)

During the year ended December 31, 2011, ClickEquations, Metastorm and StarCite were sold. The amount of equity loss related to each of these companies has been removed from segment results and is reflected in “Dispositions” in the table below for the relevant 2011 period.

Segment Information
(in thousands)
				Reconciling Items
	Core	Venture	Total Segment	Dispositions	Corporate	Other (1)	Consolidated Results
Three Months Ended September 30, 2012
Revenue	$51,239	$—	$51,239	$—	$—	$—	$51,239
Net income (loss) attributable to ICG Group, Inc.	$(4,254)	$(1,049)	$(5,303)	$(181)	$(4,788)	$31,613	$21,341

Three Months Ended September 30, 2011
Revenue	$35,142	—	$35,142	$—	—	—	$35,142
Net income (loss) attributable to ICG Group, Inc.	$297	$(1,070)	$(773)	$(1,179)	$(709)	$(296)	$(2,957)

Nine Months Ended September 30, 2012
Revenue	$132,947	$—	$132,947	$—	$—	$—	$132,947
Net income (loss) attributable to ICG Group, Inc.	$(6,439)	$(3,541)	$(9,980)	$(743)	$(13,386)	$32,436	$8,327

Nine Months Ended September 30, 2011
Revenue	$104,424	$—	$104,424	$—	$—	$—	$104,424
Net income (loss) attributable to ICG Group, Inc.	$447	$(2,941)	$(2,494)	$(4,037)	$(9,332)	$25,563	$9,700

(1)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Corporate other income (loss) (Note 10)	$31,226	$39	$32,853	$26,504
Noncontrolling interest	387	(335)	(417)	(941)

	$31,613	$(296)	$32,436	$25,563

	Core	Venture	Total Segment	Dispositions	Corporate	Other	Consolidated Results
Assets as of:
September 30, 2012	$326,124	$11,843	$337,967	$—	$48,230	$—	$386,197

Assets as of:
December 31, 2011	$172,416	$6,414	$178,830	$743	$127,247	$—	$306,820

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Equity-Based Compensation

ICG issues the following types of equity-based compensation to its employees and non-employee directors: (1) stock appreciation rights (SARs), (2) stock options, (3) restricted stock and (4) deferred stock units (DSUs). The following table summarizes the equity-based compensation recognized in the respective periods; that equity-based compensation is primarily included in the line item “Selling, general and administrative” on ICG’s Consolidated Statements of Operations (in thousands, except weighted average years):

	Three Months Ended September 30,		Nine Months Ended September 30,		Unrecognized Equity-Based Compensation as of September 30,	Weighted Average Years Remaining of Equity-Based Compensation as of September 30,
	2012	2011	2012	2011	2012	2012
SARs	$661	$611	$1,887	$1,645	$4,610	2.4
Restricted Stock	737	85	2,134	162	8,886	3.2
DSUs	87	175	332	528	144	0.4

Equity-Based Compensation	1,485	871	4,353	2,335	13,640
Equity-Based Compensation for Consolidated Core Companies	689	54	1,402	370	4,914	3.3

Equity-Based Compensation	$2,174	$925	$5,755	$2,705	$18,554

SARs

Each SAR represents the right of the holder to receive, upon exercise of that SAR, shares of ICG Common Stock equal to the amount by which the fair market value of a share of that Common Stock on the date of exercise of the SAR exceeds the base price of the SAR. The base price is determined by the NASDAQ closing price of ICG’s Common Stock on the date of grant (or the closing price on the next trading day if there are no trades in ICG’s stock on the date of grant). The fair value of each SAR is estimated on the grant date using the Black-Scholes option-pricing model. SARs generally vest over four years, with 25% vesting on the first anniversary of the grant date, and the remaining 75% vesting equally each month over the subsequent 36 months. Activity with respect to SARs during the three and nine months ended September 30, 2012 and 2011 was as follows:

	Three Months Ended September 30,
	2012			2011
	Number of SARs	Weighted Average Base Price	Weighted Average Fair Value	Number of SARs	Weighted Average Base Price	Weighted Average Fair Value
Granted	500	$9.84	$5.23	—	—	—
Exercised (1)	16,000	$8.41	$4.96	—	—	—
Cancelled	607	$6.70	$3.93	—	—	—

	Nine Months Ended September 30,
	2012			2011
	Number of SARs	Weighted Average Base Price	Weighted Average Fair Value	Number of SARs	Weighted Average Base Price	Weighted Average Fair Value
Granted	260,125	$9.23	$4.89	275,625	$12.15	$6.58
Exercised (1)	16,000	$8.41	$4.96	98,057	$10.35	$5.86
Forfeited	1,598	$10.54	$5.83	—	—	—
Cancelled	607	$6.70	$3.93	—	—	—

(1)

The exercise of those SARs resulted in the issuance of 1,516 shares of ICG’s Common Stock during the three and nine months ended September 30, 2012 and 19,998 shares of ICG’s Common Stock during the nine months ended September 30, 2011.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Equity-Based Compensation – (Continued)

There were 4,389,311 and 4,147,391 SARs outstanding at September 30, 2012 and December 31, 2011, respectively. The aggregate intrinsic values of the SARs outstanding at September 30, 2012 and December 31, 2011 were $11.1 million and $2.1 million, respectively.

Stock Options

The fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model. Stock options generally vest ratably over four years: 25% vests on the first anniversary of the grant date, and the remaining 75% vests equally each month over the subsequent 36 months. Activity with respect to stock options during the three and nine months ended September 30, 2012 and 2011 was as follows (in number of stock options):

	Three Months Ended September 30,
	2012			2011
	Number of Options	Weighted Average Base Price	Weighted Average Fair Value	Number of Options	Weighted Average Base Price	Weighted Average Fair Value
Exercised	26,342	$7.08	$5.07	15,300	$8.39	$6.44
Cancelled	229	$8.41	$4.96	39,619	$28.00	$23.39

	Nine Months Ended September 30,
	2012			2011
	Number of Options	Weighted Average Base Price	Weighted Average Fair Value	Number of Options	Weighted Average Base Price	Weighted Average Fair Value
Exercised	56,842	$7.71	$5.73	18,725	$8.06	$6.22
Cancelled	8,229	$10.62	$8.16	108,736	$32.02	$27.97
Forfeited	21	$8.41	$4.96	—	—	—

There were 118,116 and 183,208 stock options outstanding as of September 30, 2012 and December 31, 2011, respectively; the aggregate intrinsic values of the stock options outstanding at September 30, 2012 and December 31, 2011 were $0.6 million and $0.3 million, respectively.

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

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Equity-Based Compensation – (Continued)

The following assumptions were used to determine the fair value of SARs granted to employees and a non-management director by ICG during the three and nine months ended September 30, 2012 and 2011:

	Three and Nine Months Ended September 30,
	2012	2011
Expected volatility	56%	56%
Average expected life of SAR (in years)	6.25	5.25-6.25
Risk-free interest rate	0.92%	1.62-1.97%
Dividend yield	0%	0%

Restricted Stock

ICG periodically issues shares of restricted stock to its employees and non-management directors. In October 2011, ICG issued 1,100,000 shares of restricted stock to its chief executive officer and its president. ICG has also issued shares of restricted stock to executives of one of its consolidated subsidiaries. Those awards are subject to a variety of vesting arrangements. As of September 30, 2012, outstanding shares of restricted stock vested as follows: (1) 87,498 shares of restricted stock vest 25% each year over a four-year period, (2) 69,875 shares of restricted stock vest 12.5% on the nine-month anniversary of the grant date, and the remaining 87.5% every six months subsequent to the first vesting date, (3) 320,834 shares of restricted stock vest in equal installments each November and May through November 9, 2015, (4) 366,666 shares of restricted stock vest based on certain performance goals related to ICG’s results, (5) 366,666 shares of restricted stock vest based on stipulated market thresholds related to ICG’s Common Stock price through December 31, 2015, (6) 18,750 shares of restricted stock vest 100% on the one-year anniversary date of the grant, and (7) 43,383 shares of restricted stock relate to awards issued to executives of one of its consolidated subsidiaries and vest upon the achievement of certain performance conditions or the seven-year anniversary of the grant. Share activity with respect to restricted stock awards for the three and nine months ended September 30, 2012 and 2011 are as follows (in thousands, except share data):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	Number of Shares	Grant Date Fair Value	Number of Shares	Grant Date Fair Value	Number of Shares	Grant Date Fair Value	Number of Shares	Grant Date Fair Value
Granted	—	$—	—	$—	116,973	$1,065	81,910	$267
Vested	—	$—	—	$—	68,711	$653	6,250	$87
Forfeited	—	$—	—	$—	375	$—	—	$—

There were 1,273,672 and 1,225,785 shares of restricted stock issued and unvested at September 30, 2012 and December 31, 2011, respectively.

The issuance of shares of ICG restricted stock to executives of one of ICG’s consolidated subsidiaries during the nine months ended September 30, 2012 and 2011 is included with the issuances of shares of restricted stock to employees in the line item “Issuance of restricted stock to employees, net of forfeitures” in ICG’s Consolidated Statements of Changes in Equity and the vesting amortization associated with those awards of $0.3 million and less than $0.1 million for the nine months ended September 30, 2012 and 2011, respectively, is included in the line item “Equity-based compensation expense related to restricted stock” in ICG’s Consolidated Statements of Changes in Equity. The expense associated with those awards of $0.3 million and less than $0.1 million for the nine months ended September 30, 2012 and 2011, respectively, is included in line item “Equity-Based Compensation for Consolidated Core Companies” in the summary table above.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Equity-Based Compensation – (Continued)

Deferred Stock Units (DSUs)

ICG periodically issues DSUs to its non-management directors. Each DSU represents a share of Common Stock into which that DSU will be converted upon the termination of the recipient’s service at ICG. Those DSUs general vest on the one-year anniversary of the grant date. Share activity with respect to those DSUs for the three and nine months ended September 30, 2012 and 2011 are as follows (in thousands, except share data):

	Nine Months Ended September 30,
	2012		2011
	Number of DSUs	Grant Date Fair Value	Number of DSUs	Grant Date Fair Value
Granted	41,250	$347	60,000	$799
Vested	52,500	$699	39,000	$245

There were 41,250 DSUs and 52,500 DSUs issued and unvested at September 30, 2012 and December 31, 2011, respectively.

ICG issues quarterly compensation payments to each non-management director for his service on the Board of Directors and its committees, as applicable, under the Director Plan. Each director has the right to elect to receive those payments in whole or in part in the form of DSUs in lieu of cash. Each participating director receives DSUs representing shares of ICG’s Common Stock with a fair market value equal to the relevant cash fees (with such fair market value determined by reference to the closing Common Stock price reported by NASDAQ on the date these cash fees otherwise would have been paid). Those DSUs vest immediately. The expense for those DSUs is recorded when the fees to which the DSUs relate are earned.

During the three and nine months ended September 30, 2012, ICG issued 9,473 and 24,724 DSUs, respectively, to ICG’s non-management directors. During the three and nine months ended September 30, 2011, ICG issued 2,759 and 8,493 DSUs, respectively, to ICG’s non-management directors. The expense of $0.1 million and $0.3 million for the three- and nine month-periods ended September 30, 2012, respectively, and less than $0.1 million and $0.1 million for the three- and nine-month periods ended September 30, 2011, respectively, associated with the quarterly grants for service is included in the line item “Selling, general and administrative” in ICG’s Consolidated Statements of Operations (but is not reflected in the summarized Equity-Based Compensation table above).

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Gain on fair value upon consolidation of Channel Intelligence (Note 4)	$26,563	$—	$26,563	$—
Realized gains on sales of marketable securities (Note 5)	106	—	1,552	—
Gain on sale of GoIndustry (Note 5)	2,908	—	2,908	—
Gain on sale of Metastorm (Note 5)	—	—	208	24,853
Loss on sale of ClickEquations (Note 5)	—	—	—	(803)
Dilution gain on equity method companies (Note 5)	—	23	—	496
Gains on sales/distributions of ownership interests	1,704	36	1,716	567
Gains on other distributions	—	—	—	1,424
Other	(55)	(20)	(94)	(33)

	31,226	39	32,853	26,504
Total other income (loss) for consolidated core companies	344	(413)	168	(320)

	$31,570	$(374)	$33,021	$26,184

During the three and nine months ended September 30, 2012, ICG received 12,989 shares of ICE, representing the final distribution of escrowed proceeds related to the disposition of a former company. ICG recorded a gain in the three and nine months ended September 30, 2012 of $1.7 million, based on the closing stock price of the ICE common stock on the day it was released from escrow. That gain is included in the line item “Gains on sales/distributions of ownership interests” in the table above. Subsequent to the receipt of those shares of ICE common stock, ICG sold the shares and received total proceeds of $1.8 million. The incremental gain on the sale of those shares of $0.1 million is included in the line item “Realized gains on sales of marketable securities” in the table above.

During the three-month period ended September 30, 2011, ICG received a final distribution of funds of less than $0.1 million, which related to a former company. During the nine-month period ended September 30, 2011, ICG received a distribution of $0.5 million of previously escrowed funds, which related to a sale of ICG’s equity holdings in a former company. Those amounts were recorded as gains and are included in the line item “Gains on sales/distributions of ownership interests” in the table above. Also during the nine-month period ended September 30, 2011, ICG received a distribution from Anthem in the amount of $1.4 million, which was recorded as a gain and is included in the line item “Gains on other distributions” in the table above.

During the three and nine months ended September 30, 2012, Procurian recorded foreign currency gains of $0.4 million and $0.2 million, respectively, related to changes in exchange rates associated with its operations in Europe (including the United Kingdom), Asia and South America. During the three and nine months ended September 30, 2011, Procurian recorded foreign currency losses of $0.4 million and $0.3 million, respectively, related to changes in exchange rates associated with its foreign operations. Those foreign currency gains and losses, which include the mark-to-market adjustments related to the average rate currency options and forward contracts utilized by Procurian (discussed in Note 6, “Financial Instruments”), comprise the majority of the other income (loss) for ICG’s consolidated core companies included in the above table.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11. Income Taxes

ICG Group, Inc., GovDelivery, InvestorForce and Procurian file a consolidated federal income tax return. MSDSonline joined that consolidated federal income tax return as of March 30, 2012. Channel Intelligence is not included in ICG’s consolidated federal income tax return. For the nine months ended September 30, 2012 and 2011, a tax provision was recognized for state and foreign income taxes; a full tax benefit was not recognized for federal income taxes since ICG maintains a valuation allowance on certain deferred tax assets that it believes, after evaluating all the positive and negative evidence, both historical and prospective, is more likely than not to not be realized. In addition, during the nine-month period ended September 30, 2011, the tax provision was impacted by a net deferred tax benefit on discrete items primarily due to interest received on the federal tax refund ICG received during 2011.

12. Net Income (Loss) per Share

The calculations of net income (loss) per share were (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands, except per share data)
Basic and Diluted:
Net income (loss) attributable to ICG Group, Inc.	$21,341	$(2,957)	$8,327	$9,700

Basic:
Net income (loss) attributable to ICG Group, Inc. per share	$0.60	$(0.08)	$0.23	$0.26

Diluted:
Net income (loss) attributable to ICG Group, Inc. per share	$0.59	$(0.08)	$0.23	$0.26

Shares used in computation of basic income (loss) per share	35,650	36,556	35,907	36,819
SARs	511	—	425	790
Stock options	52	—	55	93
Restricted stock	39	—	25	23
DSUs	21	—	23	13

Shares used in the computation of diluted income (loss) per share	36,273	36,556	36,435	37,738

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12. Net Income (Loss) per Share – (Continued)

The following dilutive securities were not included in the computation of diluted net loss per share because their effect would have been anti-dilutive (in thousands, except weighted average price per share data):

	Shares	Weighted Average Price Per Share
Three Months Ended September 30, 2012
SARs	797	$10.59
Stock options	—	$—
Restricted stock (1)	812	$—
Deferred stock units	—	$—

Nine Months Ended September 30, 2012
SARs	797	$10.59
Stock options	—	$—
Restricted stock (1)	812	$—
Deferred stock units	—	$—

Three Months Ended September 30, 2011
SARs	4,149	$7.71
Stock options	184	$6.26
Restricted stock	136	$—
Deferred stock units	53	$—

Nine Months Ended September 30, 2011
SARs	1,890	$7.94
Stock options	2	$15.80
Restricted stock	82	$—
Deferred stock units	—	$—

(1)

Anti-dilutive securities include contingently issuable shares unvested as of September 30, 2012, the vesting of which is based on performance conditions and market conditions that have not yet been achieved.

13. Redeemable Noncontrolling Interest

Certain GovDelivery stockholders have the ability to require GovDelivery to redeem portions of their shares beginning in 2013. Because that redemption is outside the control of GovDelivery, ICG has classified this noncontrolling interest outside of equity and will accrete to its estimated redemption value with an offset to additional paid-in capital. This noncontrolling interest is classified as “Redeemable noncontrolling interest” in ICG’s Consolidated Balance Sheets.

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

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13. Redeemable Noncontrolling Interest – (Continued)

The following reconciles the activity related to the redeemable noncontrolling interest described above during the nine months ended September 30, 2012 and 2011 (in thousands):

Balance at December 31, 2010	$1,182
Redeemable noncontrolling interest portion of net subsidiary income/(loss)	(156)
Accretion to estimated redemption value	309
Impact of subsidiary equity transactions	(9)

Balance at September 30, 2011	$1,326

Balance at December 31, 2011	$1,378
Redeemable noncontrolling interest portion of net subsidiary income/(loss)	(132)
Accretion to estimated redemption value	345
Acquisition of MSDSonline	1,309
Impact of subsidiary equity transactions	6

Balance at September 30, 2012	$2,906

14. Share Repurchase Program

In accordance with ICG’s share repurchase program, ICG has been authorized to repurchase, from time to time, up to $50.0 million of shares of Common Stock in the open market, in privately negotiated transactions or pursuant to trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act. During the three and nine months ended September 30, 2012, ICG repurchased 462,787 and 930,225 shares, respectively, of its Common Stock. Those shares were repurchased at an average stock price of $9.12 per share and $8.94 per share during the three and nine-month periods ended September 30, 2012, respectively. During the three and nine months ended September 30, 2011, ICG repurchased 774,327 and 841,027 shares of its Common Stock, respectively, at average purchase prices of $10.06 per share and $10.17 per share in the respective period. Since commencement of this program, ICG has repurchased a total of 4,211,652 shares of Common Stock at an average purchase price of $6.83 per share. As of the date of this Report, ICG may repurchase an additional $21.1 million of its Common Stock under this program. All repurchases are reflected in the line item “Treasury stock, at cost” as a reduction of Stockholders’ Equity in ICG’s Consolidated Balance Sheets in the relevant periods.

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

Executive Summary

We focus on acquiring and building software and services companies that improve the productivity and efficiency of their business customers. The results of operations of our companies in which we hold equity ownership interests are reported in two segments: the “core” reporting segment and the “venture” reporting segment. Our core reporting segment includes the companies in which our management takes a very active role in providing strategic direction and management assistance. We consolidate the financial results of five of the companies that we currently consider part of our core segment; we call those companies our “consolidated core companies.” We own substantial minority equity positions (i.e., the largest equity positions) in our other core companies, which we call our “equity core companies.” We expect to devote relatively large initial amounts of capital to acquire stakes in core companies, particularly consolidated core companies, since any such acquisition, including acquisitions at our existing consolidated core companies, would entail the deployment of cash, the issuance of ICG stock and/or leveraging the existing financial statements of our consolidated core companies to purchase a large equity stake in a target with relatively strong financial characteristics and growth potential.

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

The increase in our consolidated revenue from the nine-month period ended September 30, 2011 to the nine-month period ended September 30, 2012 was due to revenue growth at three of our consolidated core companies that is primarily attributable to new customers at those companies. Procurian experienced 18% year-over-year revenue growth in the nine months of 2012 compared to 23% year-over-year revenue growth in the nine months of 2011. The slower revenue growth that was experienced at Procurian during the 2012 period is largely due to a reduction in the amount of spend Procurian manages for a small number of its existing customers. New customer signings at Procurian in 2012 have come close to offsetting existing customer reductions. We expect growth rates at Procurian for the full year of 2012 to be consistent with full year growth rates experienced in 2011. GovDelivery experienced revenue growth of 30% in the nine months of 2012, which was better than planned, due to the timing of contract signings. Our acquisition of MSDSonline on March 30, 2012 did not impact our Consolidated Statements of Operations for the first quarter of 2012 but revenue at MSDSonline in the second and third quarters of 2012 was, and any revenue at MSDSonline in future periods will continue to be, additive to our consolidated revenue. Our incremental acquisition of Channel Intelligence equity interests, which resulted in us consolidating that company on July 11, 2012, impacted our Consolidated Statements of Operations beginning on that date.

Liquidity and Capital Resources

The following table summarizes our and our consolidated subsidiaries’ cash and cash equivalents, restricted cash and long-term debt, including the current portion thereof, as of September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011
	(in thousands)
Cash and cash equivalents	$65,759	$121,909
Restricted cash	195	133

	$65,954	$122,042

Debt, including short-term debt and current portion of long-term debt	$(28,011)	$(15,520)

We believe that our existing cash and cash equivalents, proceeds from the potential sales of all or a portion of our interests in certain companies and equity issuances will be sufficient to fund our cash requirements for the foreseeable future, including any future commitments to our companies, debt obligations and general operating requirements. As of the date of this Report, we were not obligated for any material funding or guarantee commitments to existing companies or potential acquisition candidates. We will continue to evaluate acquisition opportunities and may acquire additional ownership interests in new and existing companies in the next twelve months.

Channel Intelligence, GovDelivery, InvestorForce, MSDSonline and Procurian have funded their operations through a combination of cash flow from operations and borrowings. It is expected that Procurian’s and MSDSonline’s existing cash balances, cash flow from operations, and, in the case of Procurian, a recent increase in debt borrowings will be sufficient to fund their respective operations, including the repayment of debt obligations at Procurian, for the foreseeable future. Channel Intelligence, GovDelivery and InvestorForce are expected to require additional borrowings and/or equity financings to fund their respective operations and capital expenditures for the foreseeable future. From time to time, our consolidated core companies pursue acquisition opportunities. In connection with such acquisitions, ICG may provide equity financing and/or borrowings to its consolidated core companies.

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

Our consolidated working capital decreased from $142.1 million as of December 31, 2011 to $57.2 million as of September 30, 2012, a decrease of $84.9 million. That decrease to working capital was primarily due to our acquisition of MSDSonline, Procurian’s acquisitions of Media IQ and UAI, our participation in the equity financing at SeaPass and the incremental acquisition of shares of (and our consolidation of) Channel Intelligence during the nine months ended September 30, 2012.

Summary of Statements of Cash Flows

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Cash provided by (used in) operating activities	$(2,389)	$956
Cash provided by (used in) investing activities	$(51,898)	$38,620
Cash provided by (used in) financing activities	$(1,938)	$(14,112)

The increase in cash used in operating activities from 2011 to 2012 was primarily related to a $11.3 million increase in operating loss from the 2011 period to the 2012 period and an increase in cash used in working capital components in the 2012 period that was primarily due to the receipt of a $6.3 million income tax refund in the 2011 period. Those changes resulted in an increase to cash used in operating activities in the 2012 period and were partially offset by lower payments associated with accrued compensation in the 2012 period compared to similar payments made during the 2011 period.

The change from cash provided by investing activities of $38.6 million in 2011 to cash used in investing activities of $51.9 million in 2012 was primarily related to proceeds received from the sale of ownership interests in Metastorm in the 2011 period compared to our acquisition of MSDSonline, Procurian’s acquisition of Media IQ and our participation in the equity financing at SeaPass as well as increased capital expenditures at corporate and Procurian in the 2012 period.

The decrease in cash used in financing activities from 2011 to 2012 was primarily due to higher borrowings of long-term debt during the 2012 period.

From time to time, we and our companies are involved in various claims and legal actions arising in the ordinary course of business. We do not expect any liability with respect to any legal claims or actions that would materially affect our financial position or cash flows.

Contractual Cash Obligations and Commercial Commitments

We had no material changes to contractual cash obligations and commercial commitments during the three and nine months ended September 30, 2012.

Off-Balance Sheet Arrangements

We are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Our Companies

As of September 30, 2012, we owned interests in 9 companies that are categorized below by segment and method of accounting.

CORE COMPANIES (%Ownership Interest)
Consolidated	Equity Method
Channel Intelligence (52%)	Freeborders (31%)
GovDelivery (92%)	WhiteFence (36%)
InvestorForce (79%)
MSDSonline (96%)
Procurian (81%)

VENTURE COMPANIES (%Ownership Interest)
Consolidated	Equity Method
(none)	Acquirgy (25%)
SeaPass (38%)

Results of Operations

The following table contains selected unaudited financial information related to our segments. Each segment includes the results of our consolidated companies and records our share of the earnings and losses of companies accounted for under the equity method of accounting. The companies included in each segment are consistent between periods, with the exception of certain companies that ICG acquired or disposed of in a given period. The method of accounting for any particular company may change based upon a number of factors, including a change in our ownership interest percentage.

“Dispositions” includes the relevant results of those companies that have been sold or ceased operations and are no longer included in a segment for the periods presented. A disposition could be the sale of a division, subsidiary or asset group of one of our consolidated companies, typically classified as discontinued operations for accounting purposes, or the disposition of our ownership interest in a core or venture company accounted for under the equity method of accounting. The amounts presented as “Dispositions” in the following table represent (1) our share of the results of Metastorm, which was sold on February 17, 2011, (2) our share of the results of ClickEquations, which was sold on June 11, 2011, and (3) our share of the results of StarCite, which was sold on December 30, 2011. On July 5, 2012, GoIndustry, an equity method company in our venture segment, was sold to Liquidity Services. Accordingly, our share of the results of GoIndustry are now presented as “Dispositions” for all periods presented. “Corporate” expenses represent the general and administrative expenses of our business operations, which include supporting our companies and operating as a public company. The measure of segment net income (loss) reviewed by us does not include items such as gains on the disposition of company ownership interests and marketable securities holdings, which are reflected in “Other” reconciling items in the information that follows.

Segment Information
(in thousands)
				Reconciling Items
	Core	Venture	Total Segment	Dispositions	Corporate	Other(1)	Consolidated Results
Three Months Ended September 30, 2012
Revenue	$51,239	$—	$51,239	$—	$—	$—	$51,239
Net income (loss) attributable to ICG Group, Inc.	$(4,254)	$(1,049)	$(5,303)	$(181)	$(4,788)	$31,613	$21,341

Three Months Ended September 30, 2011
Revenue	$35,142	$—	$35,142	$—	$—	$—	$35,142
Net income (loss) attributable to ICG Group, Inc.	$297	$(1,070)	$(773)	$(1,179)	$(709)	$(296)	$(2,957)

Nine Months Ended September 30, 2012
Revenue	$132,947	$—	$132,947	$—	$—	$—	$132,947
Net income (loss) attributable to ICG Group, Inc.	$(6,439)	$(3,541)	$(9,980)	$(743)	$(13,386)	$32,436	$8,327

Nine Months Ended September 30, 2011
Revenue	$104,424	$—	$104,424	$—	$—	$—	$104,424
Net income (loss) attributable to ICG Group, Inc.	$447	$(2,941)	$(2,494)	$(4,037)	$(9,332)	$25,563	$9,700

For the Quarters Ended September 30, 2012 and 2011

Results of Operations – Core Companies

The following presentation includes the results of our core companies, which, at September 30, 2012, included our five consolidated core companies: Channel Intelligence, GovDelivery, InvestorForce, MSDSonline and Procurian.

For the Three Months Ended September 30, 2012 and 2011

	Three Months Ended September 30,		Quarterly Change
	2012	2011	(in thousands)	(percentage)
	(in thousands)
Selected data:
Revenue	$51,239	$35,142	$16,097	46%

Cost of revenue	(30,950)	(21,128)	(9,822)	(46)%
Selling, general and administrative	(14,780)	(7,002)	(7,778)	(111)%
Research and development	(5,572)	(3,091)	(2,481)	(80)%
Amortization of intangible assets	(2,525)	(338)	(2,187)	>(200)%
Impairment related and other	(39)	(484)	445	92%

Operating expenses	(53,866)	(32,043)	(21,823)	(68)%

Operating income (loss)	(2,627)	3,099	(5,726)	(185)%
Interest and other	170	(550)	720	131%
Income tax benefit (expense)	(1,419)	(1,256)	(163)	(12)%
Equity income (loss)	(378)	(996)	618	62%

Net income (loss)	$(4,254)	$297	$(4,551)	>(200)%

Revenue

The increase in our consolidated revenue from the quarter ended September 30, 2011 to the quarter ended September 30, 2012 was due to revenue growth at Procurian, primarily attributable to Zurich, a relatively new Procurian customer, and revenue from MSDSonline and Channel Intelligence, which were not included in our consolidated revenue in the 2011 period. GovDelivery and InvestorForce also contributed to the revenue growth during the three-month 2012 period due to new customers at those companies. Procurian experienced 26% revenue growth (from $29.9 million to $37.5 million) in the third quarter of 2012 compared to the third quarter of 2011, which was better than planned due to the timing of the execution of certain contracts. GovDelivery experienced revenue growth of 30% (from $3.6 million to $4.6 million) in the third quarter of 2012, which was consistent with its plan.

Operating Expenses

The increase in our operating expenses from the quarter ended September 30, 2011 to the quarter ended September 30, 2012 was due primarily to increases in cost of revenue at Procurian and GovDelivery and is largely attributable to the increase in revenue at those companies. In addition, the increase in our operating expenses was due to (1) additional costs at Procurian associated with increased headcount to facilitate new customer signings and technology investments and (2) increased sales efforts and product development at GovDelivery. Operating expenses for the third quarter of 2012 also increased from the corresponding period in the prior year due to our acquisition of MSDSonline and our ownership increase and related consolidation of Channel Intelligence during 2012.

Interest and Other

The decrease in interest and other expenses in the third quarter of 2012 from the same period in 2011 primarily related to a decrease in foreign currency losses at Procurian partially offset by increased interest expense associated with the expansion of that company’s debt facility.

Income Tax Benefit (Expense)

The increase in income tax expense in the third quarter of 2012 from the same period in 2011 primarily relates to higher income at Procurian in the current period.

For the Nine Months Ended September 30, 2012 and 2011

	Nine Months Ended September 30,		Period Change
	2012	2011	(in thousands)	(percentage)
	(in thousands)
Selected data:
Revenue	$132,947	$104,424	$28,523	27%

Cost of revenue	(81,593)	(63,893)	(17,700)	(28)%
Selling, general and administrative	(32,647)	(21,313)	(11,334)	(53)%
Research and development	(12,924)	(9,545)	(3,379)	(35)%
Amortization of intangible assets	(4,385)	(1,013)	(3,372)	>(200)%
Impairment related and other	(192)	(603)	411	68%

Operating expenses	(131,741)	(96,367)	(35,374)	(37)%

Operating income	1,206	8,057	(6,851)	(85)%
Interest and other	(178)	(762)	584	77%
Income tax benefit (expense)	(4,605)	(3,820)	(785)	(20)%
Equity loss	(2,862)	(3,028)	166	5%

Net income (loss)	$(6,439)	$447	$(6,886)	>(200)%

Revenue

The increase in our consolidated revenue from the nine months ended September 30, 2011 to the nine months ended September 30, 2012 was due to revenue growth at three of our consolidated core companies, Procurian, GovDelivery and InvestorForce, and is primarily attributable to Zurich, a relatively new Procurian customer, and other new customers at those companies. Procurian and GovDelivery experienced revenue growth of 18% (from $89.5 million to $105.4 million) and 34% (from $9.5 million to $12.8 million), respectively, in the first three quarters of 2012 compared to the first three quarters of 2011, both of which were slightly better than planned due to the timing of the execution of certain contracts. The acquisition of MSDSonline and the consolidation of Channel Intelligence during the nine month period ended September 30, 2012 also contributed to the increase in revenue since the results of those companies were not included in our consolidated results during 2011.

Operating Expenses

The increase in operating expenses from the nine months ended September 30, 2011 to the nine months ended September 30, 2012 was due primarily to increases in cost of revenue at Procurian and GovDelivery and is largely attributable to the increase in revenue at those companies. In addition, the increase in our operating expenses was due to (1) additional costs at Procurian associated with increased headcount to facilitate new customer signings and technology investments and (2) increased sales efforts and product development at GovDelivery. Operating expenses at MSDSonline and Channel Intelligence also contributed to the increase during the nine-month period ended September 30, 2012 since the results of those companies were not included in our consolidated results during 2011.

Interest and Other

The decrease in interest and other expenses in the nine-month period ended September 30, 2012 from the same period in 2011 primarily related to a decrease in foreign currency losses at Procurian, partially offset by an increase in interest expense at that company due to the increase in its debt borrowings.

Income Tax Benefit (Expense)

The increase in income tax expense in the nine-month period ended September 30, 2012 from the same period in 2011 primarily relates to higher income at Procurian in the current period.

Equity Loss

	Three Months Ended September 30,		Quarterly Change
	2012	2011	(in thousands)	(percentage)
	(in thousands)
Selected data:
Our share of total net loss	$(374)	$(948)	$574	61%
Amortization of intangible assets	(4)	(48)	44	92%

Equity loss	$(378)	$(996)	$618	62%

The change in our share of the results of our equity core companies was primarily driven by the July 11, 2012 consolidation of Channel Intelligence; Channel Intelligence is no longer included in equity loss subsequent to the date of consolidation. The change in our share of the results of our equity core companies is also due to higher losses at Freeborders and WhiteFence in the third quarter of 2012 from the corresponding period in 2011.

	Nine Months Ended September 30,		Period Change
	2012	2011	(in thousands)	(percentage)
	(in thousands)
Selected data:
Our share of total net loss	$(2,762)	$(2,884)	$122	4%
Amortization of intangible assets	(100)	(144)	44	31%

Equity loss	$(2,862)	$(3,028)	$166	5%

The change in our share of the results of our equity core companies was primarily driven by the consolidation of Channel Intelligence in July 2012; our share of the results of that company are no longer included in equity loss subsequent to the acquisition date. The change in our share of the results of our equity core companies is also due to increased losses at Freeborders and WhiteFence in the nine-month period ended September 30, 2012 compared to the corresponding period in 2011.

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

	Three Months Ended September 30,		Quarterly Change
	2012	2011	(in thousands)	(percentage)
	(in thousands)
Selected data:
Our share of total net loss	$(770)	$(903)	$133	15%
Amortization of intangible assets	(279)	(167)	(112)	(67)%

Equity loss	$(1,049)	$(1,070)	$21	2%

Equity loss related to our venture companies during the quarter ended September 30, 2012 was lower than the quarter ended September 30, 2011, primarily due to improved results at Acquirgy and SeaPass.

	Nine Months Ended September 30,		Period Change
	2012	2011	(in thousands)	(percentage)
	(in thousands)
Selected data:
Our share of total net loss	$(2,767)	$(2,440)	$(327)	(13)%
Amortization of intangible assets	(774)	(501)	(273)	(55)%

Equity loss	$(3,541)	$(2,941)	$(600)	(20)%

Equity loss related to our venture companies for the nine months ended September 30, 2012 was higher than the nine months ended September 30, 2011, primarily as a result of larger losses and increased intangibles amortization at SeaPass.

Results of Operations – Reconciling Items

Dispositions

On July 5, 2012, GoIndustry, one of ICG’s equity method companies, was sold. During 2011, three of ICG’s equity method companies were sold: Metastorm (on February 17, 2011), ClickEquations (on June 14, 2011) and StarCite (on December 30, 2011). Prior to those sales, Metastorm and StarCite were included in our core segment, and ClickEquations and GoIndustry were included in our venture segment. For the three and nine-month periods ended September 30, 2012, our aggregate share of GoIndustry’s results were $0.2 million and $0.7 million, respectively. For the three months ended September 30, 2011, our aggregate share of GoIndustry’s and StarCite’s results was $1.2 million, which included $0.2 million of ICG’s intangible asset amortization related to StarCite. For the nine months ended September 30, 2011, our aggregate share of ClickEquations’, GoIndustry’s, Metastorm’s and StarCite’s results was $4.0 million, which included $0.9 million of ICG’s intangible asset amortization, primarily related to StarCite. Following the respective sales, our share of those companies’ results and the related ICG intangible asset amortization were removed from the results of the respective segments and are included in “Dispositions” in the “Results of Operations” segment information in the summary table above for all relevant periods presented.

Corporate

	Three Months Ended September 30,		Quarterly Change
	2012	2011	(in thousands)	(Percentage)
	(in thousands)
General and administrative	$(5,475)	$(3,385)	$(2,090)	(62)%
Impairment related and other	(700)	—	(700)	100%
Interest income	77	82	(5)	6%
Income tax benefit (expense)	1,310	2,594	(1,284)	(49)%

Net loss	$(4,788)	$(709)	$(4,079)	>(200)%

The increase in general and administrative expenses in the third quarter of 2012 from the comparable 2011 period primarily related to an increase in equity-based compensation expense in 2012, which primarily relates to shares of restricted stock granted to ICG’s chief executive officer and ICG’s president during the fourth quarter of 2011. The increase in impairment related and other primarily relates to severance expense of $0.7 million in the period.

The income tax benefit recognized during the three months ended September 30, 2012 relates to the tax benefit for losses at corporate, which offset income at our core companies within the consolidated tax return. The income tax benefit recognized during the three months ended September 30, 2011 primarily relates to the deferred tax benefit associated with the sale of ClickEquations in that period.

	Nine Months Ended September 30,		Period Change
	2012	2011	(in thousands)	(Percentage)
	(in thousands)
General and administrative	$(16,398)	$(12,776)	$(3,622)	(28)%
Impairment related and other	(835)	—	(835)	(100)%
Interest income	283	263	20	8%
Income tax benefit (expense)	3,564	3,181	383	12%

Net loss	$(13,386)	$(9,332)	$(4,054)	(43)%

The increase in general and administrative expenses in the nine-month period ended September 30, 2012 from the comparable 2011 period primarily related to an increase in equity-based compensation expense in 2012, which primarily relates to shares of restricted stock granted to ICG’s chief executive officer and ICG’s president during the fourth quarter of 2011. The increase in impairment related and other primarily relates to severance expense of $0.7 million in the period.

The income tax benefit in the nine-month period ended September 30, 2012 relates primarily to the tax benefit for losses at corporate, which offset income at our core companies within the consolidated tax return. The income tax benefit in the nine-month period ended September 30, 2011 relates to deferred tax expense associated with the sale of Metastorm, more than offset by the deferred tax benefit associated with the sale of ClickEquations and the tax benefit related to the tax benefit for losses at corporate, which offset income at our core companies within the consolidated tax return.

Other

	Three Months Ended September 30,		Quarterly Change
	2012	2011	(in thousands)	(Percentage)
	(in thousands)
Corporate other income (loss), net	$31,226	$39	$31,187	>200%
Noncontrolling interest	387	(335)	722	>200%

Net income	$31,613	$(296)	$31,909	>200%

Corporate other income (loss), net for the three months ended September 30, 2012 related primarily to ICG’s recognized gain related to the fair value purchase accounting adjustment for the consolidation of Channel Intelligence, as well as gains on the sale of companies (see Note 5, “Ownership Interests and Cost Method Investments,” and Note 10, “Other Income (Loss),” to our Consolidated Financial Statements).

	Nine Months Ended September 30,		Period Change
	2012	2011	(in thousands)	(Percentage)
	(in thousands)
Corporate other income (loss), net	$32,853	$26,504	$6,349	24%
Noncontrolling interest	(417)	(941)	524	56%

Net income	$32,436	$25,563	$6,873	27%

Corporate other income (loss), net for the nine months ended September 30, 2012 related primarily to ICG’s recognized gain related to the fair value purchase accounting adjustment for the consolidation of Channel Intelligence, as well as gains on the sale of companies (see Note 5, “Ownership Interests and Cost Method Investments,” and Note 10, “Other Income (Loss),” to our Consolidated Financial Statements). Corporate other income (loss), net for the nine months ended September 30, 2011 related to funds received in connection with the Metastorm sale, which ICG recorded as a gain in the period at the time the sale was consummated.

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

Revenue Recognition

Channel Intelligence generates revenue from subscription services, setup fees, referral fees, revenue share arrangements and transaction fees. Subscription services revenue relates to products and services that are generated through contractual arrangements directly with customers and are sold through service subscriptions. These subscription arrangements include monthly subscriber user fees, as well as setup fees, both of which are recognized ratably over the contractual services period commencing on the date that the service is available for use by the customer. Costs related to performing setup services are expensed as incurred. Channel Intelligence receives referral fees from certain customers related to its product page links; those fees are recognized as revenue at the time the product sales take place as reported to the company. Channel Intelligence also receives fees from revenue share arrangements; those fees represent a negotiated portion of a customer’s revenue generated through services provided by Channel Intelligence. Revenue from Channel Intelligence’s revenue share arrangements is recognized based on the contracted minimum fee for the current month plus any additional fees earned for the current month in excess of the contracted minimum fee, if applicable. Channel Intelligence also receives fees from storefront and order fulfillment transactions, which are recognized as either revenue shares based on total sales or per-transaction fees based on individual transactions processed through a customer’s storefront or order fulfillment process.

GovDelivery revenue consists of nonrefundable setup fees and monthly maintenance and hosting fees. Those fees are deferred and recognized as the services are performed, which is typically over the service term. Costs related to performing setup services are expensed as incurred.

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

MSDSonline derives revenue from three sources: (1) subscription fees, (2) professional services fees and (3) compliance solutions project fees. The vast majority of MSDSonline’s revenue is derived from subscription fees from customers accessing the company’s database and web-based tools; that revenue is recognized ratably over the applicable contract term, beginning on the contract implementation date. MSDSonline also generates (a) professional services fees from authoring and/or compiling its customers’ online libraries of material safety data sheet documents and indexing those documents for the customers’ use and (b) fees from training and compliance services projects; the revenue derived from those fees is recognized on a percentage of completion basis over the applicable project’s timeline.

Procurian may assume all or a part of a customer’s procurement function as part of its engagement by a customer. Typically, in those engagements, Procurian is paid a fixed fee agreed upon in advance and/or a fee based on a percentage of the amount spent by its customers’ respective purchasing departments in the specified areas Procurian manages. Additionally, in some cases, Procurian has the opportunity to earn additional fees based on the level of savings achieved for customers. Procurian recognizes revenue as earned, which is typically over the life of a customer contract (which approximates the life of the relevant customer relationship). Any additional fees are deferred until the contingency is achieved or it is determined from existing data and past experience that the savings will be achieved; those fees are then generally recognized on a straight-line basis over the life of the contract.

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

In June 2011, the FASB issued accounting guidance related to the presentation of other comprehensive income and its components in the financial statements. That guidance provides two options for presenting the total of comprehensive income, the components of net income and the components of other comprehensive income. That guidance became effective for ICG on January 1, 2012. We have revised our presentation of our Consolidated Financial Statements contained in this Report to conform to the guidance.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Procurian conducts a portion of its business in foreign currencies and, from time to time, may utilize derivative financial instruments, specifically fair value hedges, to manage foreign currency risks. In accordance with GAAP, gains and losses related to fair value hedges are recognized in income, along with adjustments of carrying amounts of the hedged items. Those instruments are marked to market, and unrealized gains and losses are included in current period net income. Those options provide a predetermined rate of exchange at the time the option is purchased and allow Procurian to minimize the risk of currency fluctuations. In determining whether to use a hedging instrument for a particular currency, Procurian considers the type of currency at issue, the level of sales and purchases made by the company over the relevant period of time and the costs associated with the relevant hedging instrument. During the three months ending September 30, 2012, Procurian purchased average rate options to mitigate the risk of currency fluctuations at its operations in Europe, particularly Switzerland, in addition to purchasing forwards to mitigate the risk of currency fluctuations at its operations in Europe, Asia and South America. During the nine months ended September 30, 2011, Procurian purchased average rate currency options to mitigate the risk of currency fluctuations at its operations in Europe, Asia and South America. Those instruments net settle each quarter, and resulted in an immaterial loss in the relevant periods.

Procurian was party to a term loan agreement with PNC Bank in the amount of $20.0 million, the interest rate for which is computed based on certain fixed and variable indices. During the year ended December 31, 2010, Procurian entered into a rate swap transaction to minimize the risk of interest rate fluctuations. This rate swap transaction was terminated by Procurian in August 2012. Procurian recognized an immaterial loss during each of the nine months ended September 30, 2012 and 2011 related to this instrument.

We are exposed to equity price risks on the marketable portion of our equity securities. Our public holdings at September 30, 2012 include an equity position in Active. A 20% adverse change in equity prices, based on a sensitivity analysis of our holdings in Active as of September 30, 2012, would result in a decrease in the fair value of our public holdings of Active of approximately $0.2 million.

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

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 1A – Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Item 1A — “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 and Item 1A — “Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, which could materially affect our business, financial condition or future results. Those are not the only risks facing us, however. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In 2008, we adopted a share repurchase program under which we may, from time to time, repurchase shares of our Common Stock in the open market, in privately negotiated transactions or pursuant to trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act. Following its expansion in November 2011, the program covers the aggregate repurchase of up to $50.0 million of shares of our Common Stock. The table below contains information relating to the repurchases of our Common Stock that occurred under the share repurchase program through the date of the filing of this Report.

			Total Number of	Approximate Dollar
			Shares Purchased as	Value That May Yet
	Total Number of	Average Price Paid	Part of Publicly	Be Purchased
Period	Shares Purchased (1)	per Share (2)	Announced Program (1)	Under the Program
Repurchased as of 12/31/11	3,281,427	$6.24	3,281,427	$29.5 million
1/1/12 to 1/31/12	0	—	0	$29.5 million
2/1/12 to 2/29/12	0	—	0	$29.5 million
3/1/12 to 3/31/12	302,800	$8.75	302,800	$26.9 million
4/1/12 to 4/30/12	0	—	0	$26.9 million
5/1/12 to 5/31/12	128,788	$8.75	128,788	$25.7 million
6/1/12 to 6/30/12	35,850	$8.95	35,850	$25.4 million
7/1/12 to 7/31/12	158,100	$9.05	158,100	$24.0 million
8/1/12 to 8/31/12	187,031	$9.27	187,031	$22.2 million
9/1/12 to 9/30/12	117,656	$8.95	117,656	$21.1 million
10/1/12 to 10/31/12	0	0	0	$21.1 million
11/1/12 to 11/9/12	0	0	0	$21.1 million
Total	4,211,652	$6.83	4,211,652	$21.1 million

(1)	All shares purchased in open market transactions.
(2)	Average price paid per share excludes commissions.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit Index

Exhibit Number	Document

10.1	Executive Lease Agreement, dated as of July 26, 2012, by and among Channel Intelligence, Inc., CIML, LLC, Internet Capital Group Operations, Inc., ICG Group, Inc. and Douglas Alexander (incorporated by reference into Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 26, 2012 (File No. 001-16249)).*

10.2	Amended and restated CIML, LLC 2012 Profits Interest Plan, effective as of September 19, 2012 (filed herewith).*

10.3	CIML, LLC 2012 Profits Interest Plan Restricted Unit Award Agreement, dated as of July 26, 2012, between CIML, LLC and Douglas Alexander (incorporated by reference into Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed July 26, 2012 (File No. 001-16249)).*

10.4	Waiver and First Amendment to Loan Documents, dated as of August 9, 2012, by and among Procurian USA Inc., ICG Commerce Investments, LLC, Procurian International I LLC, Procurian Inc. and PNC Bank, National Association (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed August 9, 2012 (File No. 001-16249)).

10.5	Amended and Restated Term Note, dated as of August 9, 2012, by Procurian USA Inc., ICG Commerce Investments LLC, Procurian International I LLC and Procurian Inc. in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed August 9, 2012 (File No. 001-16249)).

11.1	Statement Regarding Computation of Per Share Earnings (included herein at Note 12 “Net Income (Loss) per Share” to the Consolidated Financial Statements).

31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

32.2	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101

The following financial information formatted in eXtensible Business Reporting Language (XBRL) from ICG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed November 9, 2012:

(i) Consolidated Balance Sheets – September 30, 2012 (unaudited) and December 31, 2011, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited) – Three and Nine Months Ended September 30, 2012 and 2011, (iii) Consolidated Statements of Changes in Equity (unaudited) – Nine Months Ended September 30, 2012 and 2011, (iv) Consolidated Statements of Cash Flows (unaudited) – Nine Months Ended September 30, 2012 and 2011 and (v) Notes to Consolidated Financial Statements (unaudited).**

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

Date: November 9, 2012	ICG GROUP, INC.

	By:	/s/ R. Kirk Morgan
	Name:	R. Kirk Morgan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)