Form 10-K
period 2012-12-31
ICG GROUP, INC.
filed 2013-03-18
CIK 1085621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2012.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to                     .

Commission File Number 001-16249

ICG GROUP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	23-2996071
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

555 East Lancaster Ave., Suite 640, Radnor, PA	19087
(Address of Principal Executive Offices)	(Zip Code)

(610) 727-6900

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common stock, par value $.001 per share (Title of Each Class)	The NASDAQ Stock Market LLC
(The NASDAQ Global Select Market)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the 35,724,821 shares of Common Stock held by non-affiliates of the registrant as of March 11, 2013 was $330.5 million, based upon the closing price of $9.25 on The NASDAQ Global Select Market on June 29, 2012. (For this computation, the registrant has excluded the market value of all shares of its Common Stock held by its executive officers and directors; such exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the Registrant.)

As of March 11, 2013, there were 38,068,394 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the U.S. Securities and Exchange Commission (the “SEC”) relative to the Company’s 2013 Annual Meeting of Stockholders (the “Definitive Proxy Statement”) are incorporated by reference into Part III of this Report.

ICG GROUP, INC.

FORM 10-K

DECEMBER 31, 2012

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

Factors that could cause our actual results, levels of activity, performance or achievements to differ materially from those anticipated in forward-looking statements include, but are not limited to, factors discussed elsewhere in this Report and include, among other things:

•	our businesses’ collective ability to compete successfully against their respective competitors and against alternative solutions;

•	economic conditions generally;

•	capital spending by the customers of our businesses;

•	our businesses’ collective ability to retain existing customer relationships (particularly significant customer relationships) and secure new ones;

•	developments in the respective markets in which our businesses operate, and our businesses’ collective ability to respond to such changes in a timely and effective manner;

•	our ability to retain the key personnel of our businesses;

•	our ability to deploy capital effectively and on acceptable terms;

•	our ability to successfully integrate any acquired business, and any other difficulties related to the acquisition of businesses;

•	the impact of any potential acquisitions, dispositions or other strategic transactions, which may impact our operations, financial condition, capitalization or indebtedness;

•	our ability to execute strategic divestitures and maximize value in connection with those divestitures; and

•	our ability to have continued access to capital and to manage capital resources effectively.

During the years presented in this Report, Procurian Inc.’s (“Procurian’s”) consolidated revenue represented a sizable majority of our consolidated revenue. Accordingly, the occurrence of any of the above factors at Procurian could have a disproportionately adverse effect on our results, levels of activity, performance or achievements.

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

PART I

ITEM 1. Business

Overview

ICG Group, Inc. (referred to in this Report as “ICG,” the “Company,” “we,” “our,” or “us”) was formed on March 4, 1996 and is headquartered in Radnor, Pennsylvania. We focus on owning and operating cloud-based software and services businesses with recurring revenue streams that improve the productivity and efficiency of their business (i.e., B2B) customers.

The results of operations of our businesses are reported in two segments: the “core” reporting segment and the “venture” reporting segment. Our core reporting segment includes those businesses (1) in which our management takes a very active role in providing strategic direction and operational support and (2) towards which we expect to devote relatively large proportions of our personnel, financial capital and other resources. We focus on the aggregate results of the companies in our core segment given our business strategy to own and operate companies with the following common characteristics: recurring revenue models, significant research and development and sales and marketing initiatives designed to grow their businesses and customers which consist exclusively of businesses and government entities. As of the date of this Report, we own majority controlling equity positions in (and therefore consolidate the financial results of) four core companies, which we call our “consolidated core companies.” We generally own substantial minority equity positions (i.e., the largest equity positions) in our other core companies, which we call our “equity core companies.” In this Report, we refer to our consolidated core companies and equity core companies collectively as our “core companies.” Our venture reporting segment includes companies in which we take a less active role in terms of strategic direction and operational support, and, accordingly, towards which we devote relatively small amounts of personnel, financial capital and other resources. Whenever we complete an acquisition or disposition, we evaluate the impact of the relevant transaction on our reportable segments. For information regarding the results of operations of our reporting segments, as well as their respective contributions to our consolidated results of operations, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8—Financial Statements and Supplementary Data,” including Note 9, “Segment Information,” to our Consolidated Financial Statements; that information is incorporated herein by reference.

As previously disclosed, we have, in recent years, adopted and worked to implement a shift in our business strategy, which called for us to devote an increasing proportion of our capital and other resources towards (and to hold an increasing portion of our assets in the form of) majority-owned companies. The intent of the refined strategy was to provide us with some of the benefits enjoyed by traditional operating companies, such as (1) increased transparency for our investors and prospective investors with respect to our companies’ collective financial performance, (2) increased control by us over the operations and strategic decisions of our companies and (3) increased access for us to the cash of our companies.

Over the past few years, we have made significant strides, both strategically (in part through (1) the disposition of a number of our minority stakes, (2) the increase of other minority stakes to majority stakes and (3) the acquisition of new majority stakes) and operationally, in executing against our refined strategy. In particular, 2012 saw us complete, or make great progress towards completing, a number of initiatives in furtherance of our strategy, including the following:

•	the acquisition of an approximately 96% equity stake in MSDSonline Holdings, Inc. (“MSDSonline”), a cloud-based safety and compliance company with a strong recurring revenue base;

•	the acquisition of additional shares of Procurian through a tender offer that increased our equity ownership stake in our most significant company to approximately 85%;

•

the execution by Procurian of a number of strategic initiatives, such as a re-branding campaign, the acquisitions of Media IQ, LLC (“Media IQ”) and Utilities Analyses, Incorporated (“UAI”), and a global expansion plan;

•

the acquisition of additional equity interests in SeaPass Solutions, Inc. (“SeaPass”), a cloud-based insurance business with a recurring revenue business model, that increased our stake in the company to a majority position; and

•

the sales of Channel Intelligence, Inc. (“Channel Intelligence”) to Google Inc. (“Google”) and InvestorForce Holdings, Inc. (“InvestorForce”) to MSCI Inc. (“MSCI”), which were consummated in early 2013 and which generated a total of approximately $81 million of cash for ICG.

Following the consummation of the Channel Intelligence and InvestorForce transactions in early 2013, ICG holds controlling majority equity stakes in four cloud-based, B2B recurring revenue companies that it believes will, over the long term, generate sustained, meaningful returns for its stockholders through consistent revenue and earnings growth. Our business strategy currently revolves around driving growth at those companies through strategic and operational support, as well as providing financial capital, as described in more detail below.

In today’s hypercompetitive business environment, businesses of all sizes are, by necessity, seeking increased productivity and efficiency through cloud-based software and services that streamline, automate or otherwise improve their business processes. Companies were historically required to buy and/or build and maintain their own information technology (IT) infrastructures and internal organizations to support their industry-specific business processes and services needs, even in the face of exploding costs. Cloud-based, B2B software and services businesses, such as those we own and operate, provide their business customers with a compelling alternative by offering software and services that:

•	are delivered through recurring subscription-based, fixed fee-based or transaction-based business models that allow those business customers to avoid up-front IT infrastructure and staff investment;

•	allow those business customers to focus on their core competencies and outsource their non-core, non-strategic processes;

•	ideally allow those business customers to optimize the value of every dollar they spend, achieve measurable savings and fuel business growth;

•	provide those business customers with flexibility to accommodate growth and reductions in times of economic uncertainty (as we saw during the challenging global economic environment in recent years);

•	create a powerful network of business customers that can be leveraged to cultivate unique market intelligence and seamless interaction between those customers; and

•	may be used by a concentrated set of business customers from a specific industry, resulting in deep business-process expertise and business practices that can be leveraged by those customers.

In particular, we favor cloud-based, B2B software and services businesses that address large market opportunities that are early in the adoption of new solutions, have the potential to be clear leaders in their specific industry segments, provide differentiated software, services, data or ecosystem offerings and have extremely high customer renewal rates, as well as efficient customer acquisition costs. We believe that each of our four consolidated core companies, Procurian, GovDelivery Holdings, Inc. (“GovDelivery”), MSDSonline and SeaPass, which operate in the procurement, government, compliance and insurance industries, respectively, embodies all of those features and is therefore particularly well-situated to generate sustained, meaningful long-term returns for our stockholders.

We feel that the expertise we have developed in connection with our seventeen-year active involvement with cloud-based, B2B software and services companies allows us not only to identify companies that are positioned to succeed but also to accelerate the growth of those companies through strategic guidance, operational support and growth capital. We manage our companies with a uniform set of industry-standard recurring revenue metrics and specifically look to drive growth at our companies by:

•	continuously creating compelling, differentiated cloud-based products and services through investment in research and development;

•	driving efficient long-term growth in recurring revenue through aggressive reinvestment in B2B lead generation, marketing and sales;

•	identifying, structuring and executing accretive tuck-in acquisitions that accelerate our strategic plans, increase revenue growth and, over time, improve margins;

•	investing in and cultivating deep, industry-expert management teams; and

•	implementing strategies to obtain operational leverage and increased profitability while maintaining high revenue growth, particularly as our companies scale.

We believe that through those and other measures, we are developing a set of market-leading businesses that possess unique assets that are hard to replicate and provide competitive differentiation.

Our Companies

As of the date of this Report, our consolidated core companies consisted of:

GovDelivery

GovDelivery is a provider of government-to-citizen communication solutions. GovDelivery’s digital communication management software-as-a-service (SaaS) platform enables government organizations to provide citizens with access to relevant information by delivering new information through email, mobile text alerts, RSS and social media channels from U.S. and U.K. government entities at the national, state and local levels.

MSDSonline

MSDSonline offers an integrated suite of on-demand solutions that help companies manage a variety of global environmental, health and safety regulatory compliance requirements. MSDSonline’s products and services help businesses create safer work environments by identifying, managing and reducing potential workplace and environmental hazards that save time, lower costs and reduce the risk and liability associated with meeting compliance requirements.

Procurian

Procurian is a specialist in comprehensive procurement solutions that work with transformational business leaders to drive sustainable changes to their cost structures on an accelerated basis. Procurian integrates superior market intelligence with its customers’ businesses to optimize spending and deliver savings.

SeaPass

SeaPass develops and markets processing solutions that enable insurance agents, brokers, wholesalers and carriers to interact seamlessly in real-time quoting, issuance, endorsements and other client service and acquisition activities without cumbersome and costly system integration.

As of the date of this report, our other core companies consisted of:

Freeborders, Inc. (“Freeborders”)

Freeborders is a provider of consulting, technology and outsourcing solutions. Freeborders provides industry expertise to North American and European companies specializing in financial services, travel and internet e-commerce industries. Freeborders’ offerings help companies seeking cost-effective technology solutions for businesses to adapt to market opportunities and changes.

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

As of the date of this report, our venture companies consisted of:

Acquirgy, Inc. (“Acquirgy”)

Acquirgy specializes in integrated direct response marketing services and technology that provides customers with a wide range of direct marketing products and services to help market their products and services on the Internet and through other media channels such as television, radio, and print advertising.

CIML, LLC (“CIML”)

CIML holds MyList Corporation (“mylist”), is a publishing platform that allows manufacturers and retailers to share their products in a connected, contextual way among the more than 1.2 billion Facebook users, and its subsidiaries. Following an internal corporate reorganization transaction that occurred in May 2012, CIML held Channel Intelligence, mylist and their respective subsidiaries. We consolidated CIML’s results with ours from July 11, 2012, when our equity ownership stake in CIML and our involvement in Channel Intelligence and mylist increased, until February 20, 2013, when Channel Intelligence was sold to Google and our equity ownership stake in CIML decreased; we now account for CIML under the equity method. As a result of the sale of Channel Intelligence to Google, we have presented the financial results of Channel Intelligence as discontinued operations in our consolidated financial statements and, accordingly, Channel Intelligence’s results are not included in CIML’s results for the period during which CIML’s results are consolidated with ours.

In addition, we hold various small ownerships in other companies which we collectively refer to as “cost method companies.” The cost method companies are included as assets of our venture segment.

We also owned InvestorForce at December 31, 2012; however, InvestorForce was sold in early 2013 to MSCI and is presented as discontinued operations for all periods presented. InvestorForce was a consolidated company from 2005 until January 29, 2013.

Concentration of Customer Base and Credit Risk

Our businesses have significant individual customer relationships. Procurian in particular has a number of customers that individually represent a significant amount of our consolidated revenues. If any of our businesses are unable to retain one or more of their significant customers, or if their customers collectively reduce by a significant amount the products or services that they purchase from our companies, we could fail to achieve our internal financial forecasts and related earnings guidance, and our results of operations and financial condition could be negatively impacted.

In the year ended December 31, 2012, Zurich Insurance Company Ltd (“Zurich”), a customer of Procurian, represented approximately 17% of our consolidated revenue. None of our companies’ customers individually represented 10% or more of our consolidated revenues for the year ended December 31, 2011. In the year ended December 31, 2010, The Hertz Corporation and Kimberly-Clark Corporation, customers of Procurian, represented approximately 11% and 11%, respectively, of our consolidated revenue. Accounts receivable, including unbilled amounts, from Zurich as of December 31, 2012 were $15.8 million and included $12.4 million of unbilled accounts receivable. $2.9 million of accounts receivable was collected after December 31, 2012 and approximately $12.4 million of the unbilled accounts receivable is expected to be billed in 2013.

GovDelivery’s customers are government entities, which generally have the right to terminate contracts at their election. Moreover, GovDelivery derives and will continue to derive the majority of its revenue from work performed under federal U.S. government contracts.

Competition Facing Our Companies

Our businesses compete in rapidly evolving and intensely competitive cloud-based, B2B software and services markets and are subject to changing technology, shifting customer needs and preferences and frequent introduction of products and services; that competition is expected to intensify in the coming years, particularly in the outsourced procurement market in which Procurian operates. Our businesses’ current and potential competitors range from large and established companies to emerging start-ups. Established companies, on the one hand, have longer operating histories and more established relationships with customers, and they can use their experience and resources against our companies in a variety of competitive ways, including by making acquisitions, investing aggressively in research and development, and competing aggressively for customers, service providers and other strategic partners. Emerging start-ups, on the other hand, may be able to innovate and provide products and services faster than our companies can. If our companies’ competitors are collectively more successful than our companies are in developing compelling products or in attracting and retaining B2B customers, our consolidated revenues and growth rates could decline.

Our companies’ customers face budget pressures and constraints that may cause them to (1) purchase a reduced amount of products and services from our companies, (2) purchase products and services that are offered for a cheaper price (without regard to quality) to replace our companies’ products and services, (3) internally develop a solution to replace our companies’ products and services or (4) do without the types of products and services offered by our companies.

Employees

Corporate headcount at ICG as of March 1, 2013 was 25. Headcount at our consolidated core companies as of March 1, 2013 was approximately 1,100 employees.

Financial Information About Geographic Areas

Financial information regarding geographic areas is contained in the notes to our Consolidated Financial Statements. See Note 9, “Segment Information,” in “Item 8—Financial Statements and Supplementary Data.”

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

Our businesses involve a number of risks, some of which are beyond our control. You should carefully consider each of the risks and uncertainties we describe below and all of the other information in this Report before deciding to invest in our stock. The risks and uncertainties we describe below are not the only ones we face. Additional risks and uncertainties about which we currently do not know or that we currently believe to be immaterial may also adversely affect our businesses, financial condition or operating results.

Our businesses face intense competition and may not be able to compete successfully.

Our businesses compete in rapidly evolving and intensely competitive cloud-based, B2B software and services markets and are subject to changing technology, shifting customer needs and preferences and frequent introduction of products and services; that competition is expected to intensify in the coming years, particularly in the outsourced procurement market in which Procurian operates. Our businesses’ current and potential competitors range from large and established companies to emerging start-ups. Established companies, on the one hand, have greater resources, more comprehensive and complementary product and service offerings, longer operating histories and more established relationships with customers. These companies can use their experience and resources to compete with our companies in a variety of ways, including by making acquisitions, investing aggressively in research and development, and offering more attractive commercial terms to customers, service providers and other strategic partners. Emerging start-ups, on the other hand, may be able to innovate and provide products and services faster than our companies can. If our companies’ competitors are collectively more successful than our companies are in developing compelling products and services or in attracting and retaining customers, our consolidated revenues and growth rates could decline.

The inability of our businesses to attract new customers or retain customers, including certain significant customers, could negatively affect our results of operations and our financial condition.

Our businesses may not be able to attract or retain customers due to a variety of reasons, including increased competition, the unwillingness of customers and potential customers to spend money on non-core products and services during periods of economic uncertainty, customer insolvency and the unavailability of credit for customers. If our businesses are unable to attract new customers or retain existing customers, our results of operations and our financial condition could be negatively affected.

The loss of or reduction in business from one or more significant customers could have a materially negative impact on our results of operations and financial condition.

Our businesses have significant individual customer relationships. Procurian in particular has a number of customers that individually represent a significant amount of our consolidated revenues. Some of our businesses’ customer contracts are subject to customer termination rights or customer rights to reduce the products or services purchased. If any of our businesses are unable to retain one or more of their significant customers, or if their customers collectively reduce by a significant amount the products or services that they purchase from our companies, we could fail to achieve our internal financial forecasts and related earnings guidance, and our results of operations and financial condition could be negatively impacted.

Our businesses often incur significant business development expenses as a result of long selling cycles which will not be recovered if they are unsuccessful in securing new customer contracts.

Our businesses, particularly Procurian, often face long selling cycles to secure new contracts and typically incur significant business development expenses during the selling cycle. Our businesses may not succeed in securing contractual relationships with prospective clients, in which case they would receive no revenues or other compensation or reimbursement for those expenses. Therefore, the failure of our companies to obtain contractual commitments from customers could have a particularly acute adverse effect on our results of operations and financial condition.

Our businesses’ long and varying selling cycles make it difficult for us to prepare internal financial forecasts.

Long and varying selling cycles for our businesses, particularly Procurian, may make it difficult for us to accurately predict whether and when prospective customers will enter into contracts to purchase products or services and when our companies will recognize revenue from those contracts. As a result, it is difficult for us to create precise internal financial forecasts, our actual results may vary from our internal financial forecasts, and our operating results in future reporting periods may be significantly below the expectations of the public market, securities analysts or investors.

Potential customers of our businesses may be unwilling to implement the business changes attendant to the use of some of our cloud-based software and services.

The use of our businesses’ cloud-based software and services often requires customers to implement changes to their existing method of conducting an aspect of their businesses. For example, in the case of Procurian, the purchase of outsourced procurement solutions may require customers to fundamentally change the way they purchase certain products and services used in their businesses. Some of our businesses’ potential customers may continue to rely on existing internal solutions or other non-cloud-based solutions rather than implement the business changes called for by our solutions.

The loss of key personnel, or our businesses’ collective inability to attract additional key personnel, could significantly disrupt our businesses and harm our results of operations and financial condition.

The success of our businesses is dependent upon their ability to attract and retain exceptional key personnel. Procurian’s business, in particular, is highly dependent upon its ability to attract and retain qualified professionals with unique experience and skills in the specific practice areas that Procurian addresses through its outsourced procurement services. If our key personnel, or the key personnel of one or more of our companies, particularly the chief executives at those companies, were unable or unwilling to continue in their present positions, or if we or our companies were unable to continue to hire exceptional personnel, our businesses and operations could be disrupted, and our operating results and financial condition could be seriously harmed.

Interruption of our businesses’ operations, infrastructures or systems upon which they rely could prevent them from delivering their products and services to their customers, which could significantly harm our business.

Because our businesses are primarily conducted over the Internet, they depend on their abilities to protect computer equipment and the information stored in computer equipment, offices and hosting facilities against damage from earthquake, floods, fires, power loss, telecommunications failures, unauthorized intrusion and other events. There can be no assurance that our companies’ disaster preparedness will prevent significant interruption of their operations. In addition, our companies engage third-party facility providers for their hosting facilities and related infrastructure that is essential for their subscription services. Service to our company’s customers could be interrupted in the event of a natural disaster, by a hosting provider decision to close a facility or terminate operations, or by other unanticipated problems. Similarly, our companies use third-party telecommunications providers for Internet and other telecommunication services. Any of those third-party providers may fail to perform their obligations adequately, and any third-party systems may fail to operate properly or become disabled for varying periods of time, causing business interruption, system damage, or inability to process funds on behalf of customers, which could reduce our companies’ revenues, cause them to issue credits or pay penalties, cause customers to terminate their subscriptions, cause other liability to customers, or cause regulatory intervention or reputational damage.

Our businesses may become liable to their customers and lose customers if they have errors, defects or disruptions in their service or if they provide poor service.

Our businesses deliver cloud-based software and services. Errors or defects in the software applications underlying those services, failures of the hosting infrastructures of our businesses, or errors in the delivery of services may make our businesses’ services unavailable to their customers, may cause disruptions in such customers’ operations and may cause such customers to suffer other harm. Because those customers use our companies’ services to manage important aspects of their business, any errors, defects, disruptions in service or other performance problems with our companies’ services could adversely impact our companies’ customers’ businesses. If there are any errors, defects, disruptions in service or other performance problems with our companies’ services, our companies’ customers could elect not to renew or delay or withhold payment, our companies could lose future sales, or their customers could make warranty claims against them, which could result in an increase in our provision for doubtful accounts, an increase in collection cycles for accounts receivable, or costly litigation or the payment of damages.

Third-party attempts to breach our businesses’ networks or data security, or the existence of any other security vulnerabilities, could damage the reputation of our businesses and adversely affect our financial condition and operating results.

Network and data security is particularly important for cloud-based software businesses, such as those we operate, which use Internet-based computing, storage, and connectivity technology to deliver their software products and services. Customers using our businesses’ products and services rely on the security of computer networks and infrastructure for achieving reliable service and the protection of their data. As part of our businesses’ subscription services, our companies receive sensitive data. There can be no assurance that this information will not be subject to computer break-ins, theft and other improper activity that could jeopardize the security of information handled by our businesses’ products and services or cause interruptions in the operations of our businesses. Any such breach in security could expose us or our companies to litigation, loss of customers, reputational damage and other business harm.

We and our companies devote resources and incur costs to protect against security threats. Despite those efforts, actual or perceived security vulnerabilities could cause us and our companies to incur significant additional costs to alleviate problems caused by any such actual or perceived vulnerabilities. Those costs could reduce our operating margins and expose us and our companies to litigation, loss of customers, reputational damage and other business harm.

Our GovDelivery business depends heavily on contracts with the United States federal government. Those contracts could be materially reduced, extended, or terminated as a result of the government’s continuing assessment of priorities, changes in government priorities or budget cuts. Those matters and/or delays in the budget process, including a continuing resolution, could adversely affect our results of operations or financial condition.

Our GovDelivery business derived the majority of its revenue from U.S. federal government customers in 2012; we expect that the business will continue to derive most of its sales from work performed under U.S. government contracts, which are conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds on a fiscal-year basis even though contract performance may extend over many years. The programs in which our GovDelivery business participates must compete with other programs and policy imperatives for consideration during the budget and appropriation process. Concerns about increased deficit spending, along with continued economic challenges, continue to place pressure on U.S. and international government-customer budgets. While we believe that our GovDelivery business’ programs are well aligned with the missions of our U.S. government customers, shifts in domestic spending, the affordability of GovDelivery’s products and services, general economic conditions and developments, and other factors may affect a decision to fund, or the level of funding, for existing or proposed contracts between GovDelivery and its U.S. federal government customers.

Our businesses are experiencing relatively rapid growth. If we fail to effectively manage that growth, our businesses and operating results could be harmed.

As a general matter, our businesses have experienced relatively rapid growth in terms of headcount and operations, which has placed, and will continue to place, significant demands on our and our companies’ combined management, operational and financial infrastructure. If we and our companies do not effectively manage that growth, the quality of our businesses’ products and services could suffer, which could negatively affect our brands and operating results. The expansion of some of our businesses, particularly Procurian, into international markets heightens those risks as a result of the particular challenges of supporting businesses in an environment of multiple languages, cultures, customs, legal systems, alternative dispute resolution systems, regulatory systems and commercial infrastructures. To effectively manage growth, we and our companies will need to continue to improve our operational, financial and management processes. Those systems enhancements and improvements may require additional capital expenditures and management resources. Failure to implement those improvements could hurt our ability to manage the growth of our businesses and our financial position.

Fluctuations in our quarterly results and our inability to meet financial guidance may adversely affect our stock price.

Our investors are increasingly evaluating our company based on our quarterly performance against financial targets. If our operating results in one or more quarters do not meet our stated financial guidance or our securities analysts’ or investors’ expectations, the price of our stock could decrease.

We expect that our quarterly results could fluctuate significantly due to many factors, including:

•	general economic conditions, including economic downturns or uncertainty;

•	the timing of customer signings at our businesses;

•	our acquisition of interests in new businesses;

•	the operating results, including growth rates, of our businesses;

•	dispositions of our ownership interests in businesses, which could cause us to recognize gains or losses under applicable accounting rules;

•	significant fluctuations in the financial results of cloud-based, B2B software and services businesses generally;

•	changes in our estimated quarterly revenue, earnings and other performance metrics;

•	changes in the accounting methods that we use to account for our interests in companies that may result from changes in our ownership percentages in those companies;

•	the pace of development or a decline in growth of cloud-based software and services markets; and

•	competition for the products and services offered by our companies.

If we are not able to consummate acquisitions on acceptable terms, we may not be able to execute our business strategy.

Our business strategy of owning and operating majority-owned, cloud-based B2B software and services businesses may, from time to time, require (1) the ability to strategically acquire new businesses on favorable terms and (2) the ability to strategically consummate “tuck-in” acquisitions at our existing businesses on favorable terms. We may not be able to identify attractive acquisition candidates that fit our business strategies. Furthermore, even if we are able to identify suitable acquisition candidates, it may not be possible to acquire interests in those companies due to an inability to reach mutually acceptable financial or other terms with those companies, or due to competition from other potential acquirers that may have greater resources, brand name recognition, industry contacts or flexibility of structure than we do. If we are unable to effectively deploy capital for acquisitions on acceptable terms, we may not be able to execute on our strategy, and our business may be adversely impacted.

Acquisitions and investments could result in operating difficulties, dilution and other harmful consequences that may adversely impact our businesses, financial condition and results of operations.

As part of our business growth strategies, our existing businesses have and may continue to strategically acquire other companies, businesses and technologies. The process of integrating an acquired company, business or technology involves numerous risks, including difficulties in the integration of the operations, administrative systems, technologies, services and products of the acquired company or business and the diversion of management’s attention from other business concerns. Although we will endeavor to evaluate the risks inherent in any particular acquisition transaction, there can be no assurance that we will properly ascertain all such risks. In addition, acquisitions may result in the incurrence of additional indebtedness and other expenses for our companies; they may also result in potentially dilutive issuances of a company’s equity securities. Accordingly, difficulties encountered with acquisitions may have a material adverse effect on our businesses, financial condition and results of operations.

The operations and growth of our businesses could be impaired by the inability to raise capital or borrow money on favorable terms.

The operations and growth (both organic and acquisitions-based) of our businesses may require additional capital. If we or our companies are unable to raise capital or obtain credit on favorable terms, the ability of our businesses to operate and grow may be impaired. This may require us to take other actions, such as borrowing money on terms that may be unfavorable, or divesting of assets prematurely to raise capital. If we need capital for our businesses and are unable to raise it, our businesses may need to limit or cease operations.

Our business strategy, which calls for the ownership and operation of a concentrated group of majority-owned businesses, may subject us to additional risks.

In recent years, we have strategically refined our equity holdings, disposing of our interests in a number of companies and focusing our human and financial capital on a smaller number of majority-owned businesses. We currently hold and operate four majority-owned businesses, each of which offers cloud-based, B2B software and services. Because we have reduced the extent to which our holdings are diversified, we have concentrated the risk on our majority-owned companies. Procurian represents a sizeable majority of our consolidated revenue for the years presented in this Report, and we expect Procurian to continue to represent a sizeable majority of our consolidated revenue. Accordingly, any negative development at Procurian could have a significant negative impact on our financial results and our business. Moreover, because Procurian’s results constitute such a large portion of our consolidated results (with respect to which we provide the investment community with periodic guidance), any failure by Procurian to meet its expected results could cause us to fail to meet our overall expected results and, accordingly, could negatively impact our stock price.

Our strategy may, from time to time, call for us to acquire new cloud-based, B2B software and services businesses. Acquiring a controlling equity stake in a cloud-based software or services company with the strong financial characteristics and growth potential necessitated by our strategy would likely require a significant amount of capital. Deploying large amounts of capital to acquire one or more companies could lead to a depletion of our available cash and could require us to borrow money, issue stock or otherwise raise additional capital, which we may not be able to do on favorable terms or at all.

Our inability to maintain the sizeable ownership stakes we hold in our consolidated businesses could negatively impact our ability to execute our strategy.

One aim of our business strategy is to maintain or increase our ownership in our consolidated businesses; our limited financial resources may prevent us from achieving that goal. Certain transactional growth opportunities, such as mergers, acquisitions and consolidations, may arise with respect to any of our consolidated companies that would result in potentially dilutive issuances of such companies’ equity securities. In the event that any of our consolidated companies enters into such a transaction, we may have a decreased ability to direct the policies and affairs of or extract cash from the company or the surviving entity following the consummation of the transaction. In addition, we believe that it is important to incent the managers of our businesses by granting them equity in their respective companies from time to time. The grant of equity awards to the managers of our businesses dilutes our equity stakes in those businesses, which could have a negative impact on our ability to execute our business strategy.

Our businesses, which are not wholly-owned, could make financial or other business decisions that are not in our best interests or that we do not agree with, and which could impair the value of the securities we hold.

Management or other stockholders of our operating companies, which are not wholly-owned, could have economic or business interests or objectives that are different from ours or disagree with our advice regarding financial or operating decisions, which could impair the value of our interests in those companies, prevent us from monetizing our interests in those companies at a time or at a price that is favorable to us or negatively affect our operating results. In addition, although we generally seek to acquire controlling equity interests in, and to participate in the management of, our businesses, we may not acquire or maintain a controlling stake in each business. If we lack control or share control in a company, we may not be able to control significant financial or other business decisions of that company, including whether to dispose of that company or raise capital at that company.

We may not be able to extract cash from our businesses and may need to continue to rely on existing cash, liquidity events and additional capital raises to fund our operations.

We currently rely on existing cash, liquidity events and dividends related to our companies and the issuance and sale of additional securities in order to fund our operations. One of our goals is to help each of our businesses achieve profitability so that we can access the cash flow of those businesses. All of our businesses may not meet that goal; even if they do, we may not be able to access the cash generated by those businesses to fund our operations due to a number of factors, including the needs of those businesses to reinvest in their own operations or to acquire other businesses. Our inability to access the cash of our businesses could have a negative impact on our operations.

We may be unable to obtain maximum value in the divesture of the businesses and securities that we hold.

From time to time, we may divest interests in our businesses to generate cash, for strategic reasons or to take advantage of limited market opportunities. The timing of those divestitures may not be within our control. Any need to quickly divest of businesses or securities that we hold to satisfy immediate cash requirements or to avoid registration as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”), may require us to do so prior to canvassing the market or at a time when market conditions are unfavorable. We also may look to sell a company earlier than we originally anticipated in response to expected market consolidation or other market-specific dynamics. Further, we may not be able to identify a buyer or agree to terms with a buyer for one or more assets that we wish to divest.

If we sell a business or securities that we hold, we may not receive the full amount of proceeds to which we would otherwise be entitled if additional payments to management and/or other stockholders are made to secure the approval and/or execution of the sale. In addition, a percentage of the consideration in acquisition transactions often consists of earn-outs, holdbacks, escrows and other contingent consideration, some of which may never be realized by a seller; in times of economic uncertainty, a greater percentage of acquisition consideration tends to be contingent. Registration and other requirements under applicable securities laws may also adversely affect our ability to dispose of our interests on a timely basis. Accordingly, we may not receive maximum value in the divesture of a business or securities that we hold, and the value we actually realize may ultimately be lower than the carrying value currently reflected in our consolidated financial statements and/or the expectations of our investors or securities analysts.

Our accounting estimates with respect to the ultimate recoverability of our carrying basis in our companies could change materially in the near term.

Our accounting estimates with respect to the ultimate recoverability of our carrying basis, including goodwill, in our companies could change in the near term, and the effect of those changes on our consolidated financial statements could be significant. It is possible that a significant write-down or write-off of our carrying basis in our companies, including goodwill, may be required in the future, or that a significant loss will be recorded in the future upon the sale of one or more companies. Any write-down or write-off of this type could cause a decline in the price of our stock.

Numerous external forces, including generally weak and/or uncertain economic and political conditions, have negatively affected our businesses, results of operations and financial condition in recent years, and future uncertain economic and political conditions could result in declines in our revenue and operating results.

Numerous external forces, such as the global economic downturn that began in 2008, have negatively affected our businesses, results of operations and financial condition in the relatively recent past. The global economy is still in a period of economic uncertainty, with continued high unemployment rates. Economic uncertainty, as well as political conditions beyond our control, could result in future declines in our revenue and operating results. Adverse or uncertain financial and political conditions could cause customers and potential customers of our businesses to forgo, delay or reduce the amount of products and services that they purchase, extend our business sales cycles, create difficulties in collecting (or the inability to collect) accounts receivable, lead to slower adoption of new technologies, result in increased price competition and/or make it difficult or impossible for our businesses to obtain financing.

Our stock price has been volatile in the past and may continue to be volatile in the future.

Our stock price has historically been volatile. This volatility may continue in the future, particularly in light of the uncertainty that has characterized the global economy in recent years.

The following factors, among others, may add to the volatility in the price of our stock:

•	general economic conditions, including economic downturns or uncertainty;

•	the reluctance of potential customers to spend on non-core products and services;

•	actual or anticipated variations in our quarterly results;

•	changes in the market valuations of our companies and other cloud-based, B2B software and services businesses;

•	conditions or trends related to cloud-based, B2B software and services businesses;

•	changes in our financial estimates by securities analysts;

•	new products or services offered by our businesses and their competitors;

•	announcements by our businesses or their competitors of technological innovations;

•	announcements by us, our businesses or our businesses’ competitors of significant acquisitions, strategic partnerships or joint ventures;

•	additional sales or repurchases of our securities or the securities of our companies; and

•	additions to or departures of our key personnel.

Many of these factors are beyond our control. Any of these factors may decrease the price of our stock.

We have had a general history of operating losses and may experience operating losses in the future.

Historically we have had significant operating losses, excluding the effect of any non-operating gains, such as from the sale of interests in our companies. We can give no assurances as to whether we will achieve profitability and, even if we do have profits, we may not be able to sustain them in the future.

Some of our companies have limited operating histories and may never be profitable.

Some of our companies have only limited operating histories to aid in assessing future prospects. Further, some of our companies have significant historical losses and may never be profitable. Many of our companies have incurred substantial costs to develop and market their products and expand operations, have incurred net losses and cannot presently fund their cash needs from operations. The operating expenses of these companies could increase in the foreseeable future as they continue to develop products, increase sales and marketing efforts and expand operations.

We and our businesses may be subject to litigation proceedings or government regulation that could disrupt and harm our businesses.

We and our companies may be subject to legal claims involving stockholder, consumer, competition and other matters. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or, in cases for which injunctive relief is sought, an injunction prohibiting one or more of our companies from performing a critical activity, such as selling its software and services. If we or one of our companies were to receive an unfavorable ruling in a litigation matter, our businesses, financial condition and results of operations could be materially harmed. Even if legal claims brought against us or our companies are without merit, defending lawsuits could be time-consuming and expensive and could divert our or our companies’ management attention from other business concerns.

The software and services offerings of our businesses are subject to government regulation domestically and internationally in many areas, including regulation of the Internet regarding user privacy, telecommunications, data protection and online content. The application of those laws and regulations to our businesses is often unclear and sometimes may conflict. Compliance with those laws and regulations may involve significant costs or require changes in business practices that result in reduced revenue. Noncompliance could result in monetary penalties being imposed on our companies or orders that our companies cease performing a critical activity, such as selling their software and services.

We may have to buy, sell or retain assets when we would otherwise choose not to buy, sell or retain in order to avoid registration under the Investment Company Act, which would adversely impact our business strategy.

Under the Investment Company Act, a company is considered to be an investment company if, among other things, it is primarily engaged in the business of investing, reinvesting, owning, holding or trading in securities. It is not feasible for us to be regulated as an investment company because the Investment Company Act rules are inconsistent with our strategy of actively managing, operating and promoting collaboration among our network of companies. On August 23, 1999, the SEC granted our request for an exemption under Section 3(b)(2) of the Investment Company Act, declaring us to be primarily engaged in a business other than that of investing, reinvesting, owning, holding or trading in securities. This exemptive order reduces, but does not eliminate, the risk that we may have to take action to avoid registration as an investment company. For example, we might be considered to be in violation of our exemptive order if more than a certain percentage of our total assets consist of, or more than certain percentages of our income/loss and revenue over the most recently completed four quarters is derived from, ownership interests in companies that we do not primarily control. In the event that we cease to maintain primary control of a significant portion of our companies in the future, we may need to take steps to ensure that we do not become subject to regulation under the Investment Company Act, including buying, selling or retaining assets that we would not otherwise choose to buy, sell or retain.

We have implemented certain anti-takeover provisions that could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.

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

The location and general description of our properties as of March 1, 2013 are as follows: Our corporate headquarters is located at 555 East Lancaster Avenue, Suite 640 in an office facility located in Radnor, Pennsylvania, where we lease approximately 10,674 square feet. Our consolidated core companies lease approximately 192,816 square feet of office, administrative, sales and marketing, operations and data center space in the United States, principally in Connecticut, Florida, Georgia, Illinois, Minnesota, New York, Pennsylvania, Texas and Washington, D.C., and administrative office space in Brazil, China, Czech Republic, Europe, India, Israel and the United Kingdom.

ITEM 3.	Legal Proceedings

None.

ITEM 4.	Mine Safety Disclosures

None.

PART II

ITEM 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information. Our Common Stock is currently traded on The NASDAQ Global Select Market under the symbol “ICGE.” The price range per share reflected in the table below is the highest and lowest sale price for our Common Stock, as reported by The NASDAQ Global Market and The NASDAQ Global Select Market during each quarterly period of the years ended December 31, 2011 and 2012, respectively.

	2011				2012
Quarter Ended	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31
High	$14.50	$14.44	$13.15	$11.85	$10.65	$9.84	$10.67	$11.78
Low	$11.32	$10.48	$8.55	$7.22	$7.90	$8.25	$8.16	$9.60

Holders. As of March 1, 2013, there were approximately 630 holders of record of our Common Stock; there is a much larger number of beneficial owners of our Common Stock.

Dividends. We have never declared or paid cash dividends on our capital stock, and we do not intend to pay cash dividends in the foreseeable future. We plan to retain any earnings for use in the operation of our businesses and to fund future growth.

Stock Performance Graph. The following graph presents a comparison of the performance of our Common Stock with that of the NASDAQ Composite Index and the Goldman Sachs Technology Internet Index from December 31, 2007 to December 31, 2012. The graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act.

COMPARISON OF CUMULATIVE TOTAL RETURN** SINCE DECEMBER 31, 2007

AMONG ICG GROUP, INC.,

THE NASDAQ COMPOSITE INDEX AND THE GSTI INTERNET INDEX

**	$100 invested at closing prices on December 31, 2007 in our Common Stock or in a stock index, including reinvestment of dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

For certain information concerning securities authorized for issuance under our equity compensation plan, see Item 12—Security Ownership of Certain Beneficial Owners and management and Related Stockholder Matters.

Issuer Purchases of Equity Securities

We maintain a share repurchase program under which we may repurchase, from time to time, up to $50.0 million of shares of our Common Stock in the open market, in privately negotiated transactions or pursuant to trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act. The table below contains information relating to the repurchases of our Common Stock that occurred under the share repurchase program from the program’s inception in 2008 through the date of the filing of this Report.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value That May Yet Be Purchased Under the Program

Repurchased during the year ended 12/31/08	1,948,158	$4.75	1,948,158	$15.7 million
Repurchased during the year ended 12/31/09	492,242	$5.45	492,242	$13.1 million
Repurchased during the year ended 12/31/10	0	—	0	$13.1 million
Repurchased during the year ended 12/31/11	841,027	10.17	841,027	$29.5 million
1/12/12 to 1/31/12	0	—	0	$29.5 million
2/1/12 to 2/29/12	0	—	0	$29.5 million
3/1/12 to 3/31/12	302,800	8.75	302,800	$26.9 million
4/1/12 to 4/30/12	0	—	0	$26.9 million
5/1/12 to 5/31/12	128,788	8.75	128,788	$25.7 million
6/1/12 to 6/30/12	35,850	8.95	35,850	$25.4 million
7/1/12 to 7/31/12	158,100	9.05	158,100	$24.0 million
8/1/12 to 8/31/12	187,031	9.27	187,031	$22.2 million
9/1/12 to 9/30/12	117,656	8.95	117,656	$21.1 million
10/1/12 to 10/31/12	0	—	0	$21.1 million
11/1/12 to 11/30/12	0	—	0	$21.1 million
12/1/12 to 12/31/12	0	—	0	$21.1 million
1/1/13 to 1/31/13	0	—	0	$21.1 million
2/1/13 to 2/28/13	40,000	$12.96	40,000	$20.6 million
3/1/13 to 3/15/13	101,200	$13.11	101,200	$19.4 million
Total	4,352,852	$7.02	4,352,852	$19.4 million

(1)	All shares purchased in open market transactions.
(2)	Average price paid per share excludes commissions.

ITEM 6. Selected Financial Data

The following table summarizes certain selected historical consolidated financial information that has been derived from our audited Consolidated Financial Statements for the years ended December 31, 2012, 2011, 2010, 2009 and 2008. The financial information may not be indicative of our future performance and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the related Notes thereto included in this Report.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Consolidated Statements of Operations and Comprehensive Income (Loss) Data:
Revenue	$166,593	$133,437	$109,213	$86,073	$69,265
Operating expenses
Cost of revenue	105,762	81,281	67,785	53,492	42,622
Sales and marketing	21,920	13,466	10,367	7,183	6,111
General and administrative	38,805	29,228	28,345	24,602	28,518
Research and development	14,175	9,157	7,870	6,934	7,998
Amortization of intangible assets	5,590	1,412	1,357	376	205
Impairment related and other	1,548	753	1,182	5,021	9,837

Total operating expenses	187,800	135,297	116,906	97,608	95,291

Operating income (loss)	(21,207)	(1,860)	(7,693)	(11,535)	(26,026)
Other income (loss), net	57,879	42,624	74,147	16,578	43,225
Interest income (expense), net	(84)	(184)	(36)	231	1,521

Income (loss) from continuing operations before income taxes and equity loss	36,588	40,580	66,418	5,274	18,720
Income tax benefit (expense)	(1,336)	4,287	(362)	39,510	(357)
Equity loss	(8,672)	(11,964)	(16,022)	(13,801)	(33,702)

Income (loss) from continuing operations	26,580	32,903	50,034	30,983	(15,339)
Income (loss) on discontinued operations	(2,999)	(3,102)	(2,126)	(4,124)	(5,627)

Net income (loss)	23,581	29,801	47,908	26,859	(20,966)
Less: Net income (loss) attributable to non-controlling interest	592	2,235	1,319	11,325	1,960

Net income (loss) attributable to ICG Group, Inc.	$22,989	$27,566	$46,589	$15,534	$(22,926)

Basic Income (loss) Per Share Attributable to ICG Group, Inc.:
Income (loss) from continuing operations	$0.73	$0.82	$1.33	$0.51	$(0.45)
Income (loss) on discontinued operations	(0.09)	(0.07)	(0.05)	(0.09)	(0.15)

Basic income (loss) per share	$0.64	$0.75	$1.28	$0.42	$(0.60)

Shares used in computation of basic income (loss) per share	35,890	36,656	36,427	36,660	38,106

Income (loss) from continuing operations	$0.72	$0.80	$1.30	$0.51	$(0.45)
Income (loss) on discontinued operations	(0.09)	(0.06)	(0.04)	(0.09)	(0.15)

Diluted income (loss) per share	$0.63	$0.74	$1.26	$0.42	$(0.60)

Shares used in computation of diluted income (loss) per share	36,543	37,460	37,064	36,705	38,106

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$46,469	$122,004	$92,573	$55,248	$89,100
Working capital	$112,609	$143,046	$114,666	$72,853	$84,732
Total assets	$447,759	$306,820	$280,989	$330,087	$285,580
Other long-term debt, net of current portion	$27,978	$10,681	$15,458	$645	$3,887
Total ICG Group, Inc. stockholders’ equity	$265,898	$245,884	$223,807	$280,665	$247,509

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

Executive Summary

We focus on acquiring and operating cloud-based software and services businesses with recurring revenue streams that improve the productivity and efficiency of their business (i.e., B2B) customers.

The results of operations of our businesses are reported in two segments: the “core” reporting segment and the “venture” reporting segment. Our core reporting segment includes those businesses (1) in which our management takes a very active role in providing strategic direction and operational support and (2) towards which we expect to devote relatively large proportions of our personnel, financial capital and other resources. We focus on the aggregate results of the companies in our core segment given our business strategy to own and operate companies with the following common characteristics: recurring revenue models, significant research and development and sales and marketing initiatives designed to grow their businesses and customers, which consist exclusively of businesses and government entities. As of the date of this Report, we own majority controlling equity positions in (and therefore consolidate the financial results of) four core companies, which we call our “consolidated core companies.” We generally own substantial minority equity positions (i.e., the largest equity positions) in our other core companies, which we call our “equity core companies.” Our venture reporting segment includes companies in which we take a less active role in terms of strategic direction and operational support, and, accordingly, towards which we devote relatively small amounts of personnel, financial capital and other resources. Whenever we complete an acquisition or disposition, we evaluate the impact of the relevant transaction on our reportable segments.

The various interests that we acquire in our companies are accounted for under one of three accounting methods: the consolidation method, the equity method and the cost method. The applicable accounting method is generally determined based on our voting interest in a company. Generally, if we own more than 50% of the outstanding voting securities of a company, and other stockholders do not possess the right to affect the significant operational management decisions of that company, the company’s accounts are reflected within our Consolidated Financial Statements. Generally, if we own between 20% and 50% of the outstanding voting securities of a company, that company’s accounts are not reflected within our Consolidated Financial Statements, but our share of the earnings or losses of the company is reflected in the caption “Equity loss” in our Consolidated Statements of Operations and Comprehensive Income (Loss). Companies not accounted for under either the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, our share of the earnings or losses of these companies is not included in our Consolidated Statements of Operations and Comprehensive Income (Loss).

Because we own significant interests in a number of separate businesses which may be in different stages of profitability and/or have different growth strategies, we have experienced, and expect to continue to experience, significant volatility in our results. We have experienced significant volatility from period-to-period due to infrequently occurring transactions and other events relating to our ownership interests in companies. Those transactions and events are described in more detail in the notes to our Consolidated Financial Statements contained herein and include dispositions of, changes to and impairment of our ownership interests in companies and dispositions of our holdings of marketable securities.

Liquidity and Capital Resources

The following table summarizes our cash and cash equivalents, restricted cash and long-term debt, including the current portion as of December 31, 2012 and 2011:

	December 31,
	2012	2011
	(in thousands)
Cash and cash equivalents	$45,642	$121,871
Restricted cash	827	133

	$46,469	$122,004

Long-term debt, including current portion	$33,314	$15,297

We believe that our existing cash and cash equivalents, after giving effect to the approximately $73 million in cash received related to sales of InvestorForce and Channel Intelligence in early 2013, are sufficient to fund our cash requirements for the foreseeable future, including any future commitments to our companies, debt obligations and general operating requirements equivalents. As of the date of this Report, we were not obligated for any material funding and guarantee commitments to existing companies or potential acquisition candidates. As a part of our capital allocation program, we may continue to evaluate acquisition opportunities and may acquire additional ownership interests in new and existing companies in the next twelve months. We may also use cash to repurchase shares of our common stock.

GovDelivery, MSDSonline, Procurian and SeaPass, our consolidated core companies, have funded their operations through a combination of cash flow from operations and borrowings. It is expected that Procurian’s and MSDSonline’s existing cash balances, cash flow from operations, and, in the case of Procurian, a recent increase in debt borrowings, will be sufficient to fund their respective operations, including the payment of debt obligations, for the foreseeable future. We expect each of our consolidated core companies to invest in significant sales and marketing and research and development initiatives. GovDelivery is expected to require additional borrowings and/or equity financings for capital expenditures for the foreseeable future. SeaPass is expected to require additional borrowings and/or equity financings to fund its operations and capital expenditures for the foreseeable future. From time to time, our consolidated core companies pursue acquisition opportunities, using either cash or stock as consideration. In connection with such acquisitions, and as a part of our capital allocation program, ICG may purchase additional debt or equity securities from its consolidated core companies.

From time to time, one or more of our consolidated core companies may pay a dividend. As we do not own 100% of our consolidated core companies, when one of our consolidated core companies pays a dividend, the noncontrolling interest holders may receive a portion of that dividend. From time to time, we may seek, or be required to, (See Note 16—“Redeemable Noncontrolling Interest”), increase our ownership in one or more of our consolidated companies, that may include, as a result of certain members of our companies’ management teams exercising put rights (See Note 16— “Redeemable Noncontrolling Interest”).

Our consolidated core companies may issue additional shares or repurchase outstanding shares. Equity issuances or repurchases by one of these subsidiaries, including dilution associated with management equity grants, may change the ownership split that ICG and the noncontrolling interest holders have in that subsidiary. Any change in the ownership of a consolidated subsidiary would result in an adjustment to ICG’s additional paid-in capital.

In 2012, our consolidated working capital decreased to $112.6 million as of December 31, 2012 from $143.0 million as of December 31, 2011, a decrease of $30.4 million. This decrease to working capital was primarily due to our acquisition of MSDSonline and the acquisition of SeaPass ownership interests from existing shareholders in 2012, as well as increases in deferred revenues and accrued expenses. This decrease was partially offset by an increase in customer receivables at all of our consolidated core companies.

Summary of Statements of Cash Flows

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Cash provided by (used in) operating activities	$(6,336)	$6,739	$944
Cash provided by (used in) investing activities	$(70,422)	$38,504	$70,249
Cash used in financing activities	$(3,093)	$(14,706)	$(34,436)

The decrease in cash provided by (used in) operating activities from 2011 to 2012 was primarily related to an increase in accounts receivable principally as a result of an increase in accounts receivable relating to Procurian’s contract with Zurich, including unbilled accounts receivable We expect unbilled accounts receivable to decrease in 2013 per the terms of the Zurich contract.

The increase in cash provided by (used in) operating activities from 2010 to cash 2011 was primarily related to an improvement in operating results in 2011 compared to 2010.

The decrease in cash provided by (used in) investing activities from 2011 to 2012 primarily related to increases in acquisitions of ownership interests in new and existing core companies, acquisitions by our core companies and decreases in proceeds from sales of ownership interests.

The decrease in cash provided by (used in) investing activities from 2010 to 2011 primarily relates to a decrease in proceeds received from the sale of marketable securities, an increase in advances to our companies during 2011 and acquisitions by our consolidated core companies during the 2011 period, partially offset by an increase in proceeds received from the sale of ownership interests in our companies during 2011.

Cash used in financing activities decreased from 2011 to 2012, primarily due to an expansion of debt financing partially offset by an increase in cash used to increase our ownership in Procurian.

Cash used in financing activities of $(14.7) million during 2011 related primarily to $8.6 million in ICG common stock repurchases, $5.0 million of repayments of debt and capital leases at our consolidated core companies and $1.3 million to acquire an additional ownership interest in Procurian. Comparatively, the $(34.4) million of cash used in financing activities during 2010 relates primarily to ICG’s acquisition of an additional 17% ownership interest in Procurian for $49.7 million of aggregate consideration, $3.2 million of dividend payments by Procurian to its minority stockholders and $2.6 million in debt repayments at our consolidated core companies, partially offset by $21.1 million of borrowings of long-term debt (most significantly the $20.0 million term loan at Procurian at that time).

From time to time, we and our companies are involved in various claims and legal actions arising in the ordinary course of business. We do not expect any liability with respect to any legal claims or actions that would materially affect our financial position or cash flows.

Contractual Cash Obligations and Commercial Commitments

The following table summarizes our and our consolidated subsidiaries contractual cash obligations and commercial commitments as of December 31, 2012:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Procurian term loan	$23,333	$5,000	$10,000	$8,333	—
Operating leases	14,567	4,090	6,546	3,931	—
SeaPass term loan	9,873	289	7,837	1,747	—
Other debt	108	47	61	—	—

	$47,881	$9,426	$24,444	$14,011	—

Off-Balance Sheet Arrangements

We are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Our Companies

As of December 31, 2012, within our continuing operations, we owned interests in 9 companies that are categorized below based on segment and method of accounting. Channel Intelligence, as a subsidiary of CIML, and InvestorForce were previously core companies but given the respective sales of those companies in the first quarter of 2013, they are presented as discontinued operations in our consolidated financial statements and not included in the following two paragraphs.

Our core companies (% voting ownership interest) are CIML (52%), GovDelivery (92%), MSDSonline (96%), Procurian (85%) and SeaPass (53%).

Our venture companies (% voting ownership interest) are Acquirgy (25%) and various cost method companies (ranging from 2-15%).

Results of Operations

The following table contains selected unaudited financial information related to our segments. Each segment includes the results of our consolidated companies and records our share of the earnings and losses of companies accounted for under the equity method of accounting. The companies included in each segment are consistent between periods, with the exception of certain company acquisitions and dispositions. The method of accounting for any particular company may change based upon, among other things, a change in our ownership interest. Given our increased involvement and ownership (from 26% to 53%) of SeaPass in 2012, SeaPass has been moved to our core segement from our venture segment. SeaPass’ results are included in the core segment for all periods presented.

“Dispositions” includes the results of those companies that have been sold or ceased operations and are no longer included in a segment for the periods presented. A disposition could be the sale of a division, subsidiary or asset group of one of our consolidated companies, typically classified as discontinued operations for accounting purposes, or the disposition of our ownership interest in a core or venture company accounted for under the equity method of accounting. “Corporate” expenses represent the general and administrative expenses of ICG’s business operations, which include providing operational support to our companies and operating as a public company. “Other” includes gains on the disposition of company ownership interests and marketable securities holdings and impairment charges associated with companies.

Segment Information
(in thousands)
				Reconciling Items
	Core	Venture	Total Segment	Dispositions	Corporate	Other	Consolidated Results
For the Year Ended December 31, 2012
Revenue	$166,593	$—	$166,593	$—	$—	$—	$166,593
Net income (loss) attributable to ICG Group, Inc.	$(9,312)	$(1)	$(9,313)	$(4,890)	$(20,042)	$57,234	$22,989

For the Year Ended December 31, 2011
Revenue	$133,437	$—	$133,437	$—	$—	$—	$133,437
Net income (loss) attributable to ICG Group, Inc.	$10,951	$(699)	$10,252	$(10,121)	$(13,537)	$40,972	$27,566

For the Year Ended December 31, 2010
Revenue	$109,213	$—	$109,213	$—	$—	$—	$109,213
Net income (loss) attributable to ICG Group, Inc.	$330	$(572)	$(242)	$(13,856)	$(12,501)	$73,188	$46,589

For the Years Ended December 31, 2012, 2011 and 2010

Results of Operations – Core Companies

The following presentation includes the consolidated results of the following three of our four consolidated core companies: GovDelivery, MSDSonline and Procurian. SeaPass became a consolidated core company on December 27, 2012 but was previously an equity method company. Given that SeaPass’ results for those four days in 2012 are immaterial, SeaPass’s results are reported below as a component of equity loss in 2012, 2011 and 2010.

2012 vs 2011:	Year ended December 31,		Annual Change
	2012	2011	(in thousands)	(Percentage)
	(in thousands)
Selected data:
Revenue	$166,593	$133,437	$33,156	25%

Cost of revenue	(105,762)	(81,281)	(24,481)	(30%)
Sales and marketing	(21,920)	(13,466)	(8,454)	(63%)
General and administrative	(15,693)	(12,142)	(3,551)	(29%)
Research and development	(14,175)	(9,157)	(5,018)	(55%)
Amortization of intangible assets	(5,590)	(1,412)	(4,178)	(296%)
Impairment related and other	(683)	(779)	96	12%

Operating expenses	(163,823)	(118,237)	$(45,586)	(39%)
Interest and other	(402)	(1,115)	713	64%
Income tax benefit (expense)	(4,900)	1,112	(6,012)	NM
Equity loss	(6,780)	(4,246)	(2,534)	(60%)

Net income (loss)	$(9,312)	$10,951	$(20,263)	NM

Revenue

The increase in revenue from 2011 to 2012 was due primarily to revenue growth at Procurian. Procurian experienced revenue growth of 16% (from $120.6 million to $140.0 million) for the year ended December 31, 2012 compared to the year ended December 31, 2011. Procurian’s revenue increase was due to new business, principally pursuant to its relationship with Zurich, offset by lower revenue from a number of customers due to reduced spend levels by these customers compared to prior periods. Of the residual increase in revenue, the acquisition of MSDSonline contributed $7.8 million to the increase in revenue.

Operating Expenses

Procurian’s operating expenses increased $22.0 million, from $100.8 million in 2011 to $122.8 million in 2012, an increase of 22%. Procurian’s cost of revenue increased $18.7 million, or 24%, from $76.7 million in 2011 to $95.4 million in 2012 due to the increase in revenue and increase in costs associated with the Zurich contract. We expect costs associated with the Zurich contract to increase in 2013 as a percentage of revenue due to the size and global nature of the contract. Procurian’s sales and marketing expenses increased $1.6 million, or 20%, from $8.2 million in 2011 to $9.8 million in 2012 as a result of global expansion efforts and marketing expenses associated with a rebranding campaign. We expect to continue to increase sales and marketing expenses at Procurian and our other consolidated companies in 2013 compared to prior periods. Procurian’s general and administrative expenses increased $0.6 million, or 7%, from $9.1 million in 2011 to $9.7 million in 2012. Procurian’s research and development expenses increased $0.6 million, or 10%, from $6.2 million in 2011 to $6.8 million in 2012. We expect general and administrative and research and development expenses to continue to increase but at lower growth rates in 2013 relative to revenue growth rates. Procurian’s amortization of intangible asset expense increased from $0.1 million in 2011 to $0.7 million in 2012 as a result of the 2012 acquisitions of Media IQ and UAI. Procurian’s impairment related and other expense decreased from $0.6 million in 2011 to $0.4 million in 2012.

The residual operating expense increase of $23.7 million in 2012 compared to 2011 primarily relates to an increase of $3.3 million in amortization expense related to the MSDSonline acquisition, and $12.0 million related to MSDSonline’s results being consolidated from April 1, 2012 forward and $4.0 million of the increase related to GovDelivery.

Interest and Other

The decrease in interest and other expenses from 2011 to 2012 related to a decrease in foreign currency losses at Procurian, which was partially offset by an increase in interest expense at Procurian related to the increase in its debt borrowings.

Income Tax Benefit (Expense)

The increase in income tax expense in the year ended December 31, 2012 from the same period in 2011 primarily relates to the benefit recorded due to the release of the valuation allowance related to certain state net operating loss (NOL) deferred tax assets at Procurian in 2011. The income tax expense for 2012 is partially offset by a benefit of $0.8 million related to the result of reconciliation of tax depreciation expense on fixed assets, which relates to periods prior to Procurian being a consolidating member of our consolidated tax return. We have determined that this amount is immaterial to all applicable periods, which encompasses the years of 2009 to 2012.

Equity Loss

	Year ended. December 31,		Annual Change
	2012	2011	(in thousands)	(percentage)
	(in thousands)
Selected data:
Our share of total net loss	$(5,794)	$(3,646)	$(2,148)	(59%)
Amortization of intangible assets	(986)	(600)	(386)	(64%)

Equity loss	$(6,780)	$(4,246)	$(2,534)	(60%)

Our share of the results of our equity core companies increased from 2011 to 2012 primarily as a result of an increase in net loss at SeaPass. SeaPass’ operating expenses increased more than revenue as the company is increasing sales and marketing and expenses associated with implementing a new contract.

2011 vs 2010:	Year ended December 31,		Annual Change
	2011	2010	($ in thousands)	(Percentage)
	(in thousands)
Selected data:
Revenue	$133,437	$109,213	$24,224	22%

Cost of revenue	(81,281)	(67,785)	(13,496)	(20%)
Sales and marketing	(13,466)	(10,367)	(3,099)	(30%)
General and administrative	(12,142)	(11,176)	(966)	(9%)
Research and development	(9,157)	(7,870)	(1,287)	(16%)
Amortization of intangible assets	(1,412)	(1,357)	(55)	(4%)
Impairment related and other	(779)	(386)	(393)	(102%)

Operating expenses	(118,237)	(98,941)	(19,296)	(20%)
Interest and other	(1,115)	(677)	(438)	(66%)
Income tax (expense) benefit	1,112	(5,545)	6,657	NM
Equity loss	(4,246)	(3,720)	(526)	(14)%

Net income (loss)	$10,951	$330	$10,621	>200%

Revenue

The increase in revenue from 2010 to 2011 was due to revenue growth at Procurian and GovDelvery arising primarily from new customers. Procurian, which experienced 19% revenue growth in 2011, was the largest contributor to the increase, despite lower than expected revenue growth during the second half of 2011 as compared to 2010. Slower revenue growth at Procurian in the latter half of 2011 was largely the result of reduced spend at a small number of Procurian’s customers. In addition, purchase price adjustments for deferred revenue limitations, which decreased revenue included in our consolidated results for GovDelivery by $1.9 million during 2010, related to, and were recorded during, 2010 only. Excluding the impact of those adjustments, GovDelivery experienced revenue growth of 28% in 2011.

Operating Expenses

The increase in operating expenses from the year ended December 31, 2010 to the year ended December 31, 2011 was primarily due to increases in costs of revenue at Procurian, which increased 18% from 2010, from $64.9 million to $76.7 million. The increase at Procurian is largely attributable to costs associated with new customer contracts in 2011. In addition, the increase in operating expenses at Procurian was driven by increased sales and marketing efforts, which increased 26%, from $6.5 million to $8.2 million, primarily related to investments being made to enter into new global markets associated with facilitating new customer wins, and the continued technology investments related to Procurian’s platform. GovDelivery also saw an overall increase in cost of revenue from $2.9 million in 2010 to $4.6 million in 2011, which was largely attributable to the increase in GovDelivery’s revenues.

Interest and Other

The increase in interest and other expenses from 2010 to 2011 related to an increase in foreign currency charges at Procurian, as well as increased interest expense associated with Procurian’s term loan.

Income Tax Expense

Income tax expense of $5.5 million in 2010 improved to an income tax benefit of $1.1 million in 2011 due primarily to the release of the valuation allowance related to certain state NOL deferred tax assets at Procurian in 2011. This occurred as the company believes it is more likely than not that the benefit of those state NOL deferred tax assets will be realized, as well as income tax benefit related to GovDelivery’s current year operating losses that were realized in consolidation (see the “Corporate” subsection below).

Equity Loss

	Year ended. December 31,		Annual Change
	2011	2010	(in thousands)	(percentage)
	(in thousands)
Selected data:
Our share of total net loss	$(3,646)	$(3,080)	$(566)	(18)%
Amortization of intangible assets	(600)	(640)	40	6%

Equity loss	$(4,246)	$(3,720)	$(526)	(14)%

Equity loss increased due to moderately increased aggregate net losses at CIML, Freeborders, SeaPass and WhiteFence.

Results of Operations – Venture Companies

There are currently no consolidated companies that we consider to be part of our venture reporting segment. Acquirgy is our only equity method company in our venture segment. We also consider certain interests we hold in companies accounted for under the cost method of accounting to be part of our venture segment. These companies are carried at cost and we do not record our share of the results of operations of these companies in our results of operations. Accordingly, the following presentation includes our share of the results of our venture companies accounted for under the equity method of accounting, which is also recorded in our Consolidated Statements of Operations and Comprehensive Income (Loss) in the line item “Equity loss.”

	Year ended. December 31,		Annual Change
	2012	2011	(in thousands)	(percentage)
	(in thousands)
Selected data:
Our share of total net loss	$(1)	$(631)	$630	100%
Amortization of intangible assets	—	(68)	68	100%

Equity loss	$(1)	$(699)	$698	100%

Equity loss related to our venture companies improved from 2011 to 2012, primarily related to decreased losses and our basis in Acquirgy being reduced to zero in early 2012.

	Year ended. December 31,		Annual Change
	2011	2010	(in thousands)	(percentage)
	(in thousands)
Selected data:
Our share of total net loss	$(631)	$(504)	$(127)	(25)%
Amortization of intangible assets	(68)	(68)	—	—

Equity loss	$(699)	$(572)	$(127)	(22)%

Equity loss related to our venture companies decreased from 2010 to 2011, primarily related to increased losses at Acquirgy.

Results of Operations – Reconciling Items

The amounts presented as “Dispositions” in the following table represent (1) GovDocs, Inc. (“GovDocs”), a subsidiary of GovDelivery, which was sold on August 31, 2010, (2) our share of the results of Metastorm Inc. (“Metastorm”), which was sold on February 17, 2011, (3) our share of the results of ClickEquations, Inc. which was sold on June 11, 2011, (4) our share of the results of StarCite, Inc.(“StarCite”), which was sold on December 30, 2011, (5) GoIndustry, which was sold on July 5, 2012, (6) InvestorForce, which was sold on January 29, 2013 and (7) Channel Intelligence, which was sold on February 20, 2013.

Dispositions

Equity Loss and Discontinued Operations

	Year ended. December 31,		Annual Change
	2012	2011	(in thousands)	(percentage)
	(in thousands)
Selected data:
Our share of total net loss	$(1,791)	$(5,669)	$3,878	68%
Amortization of intangible assets	(100)	(1,350)	1,250	93%

Equity loss	$(1,891)	$(7,019)	$5,128	73%
Discontinued operations	(2,999)	(3,102)	103	3%

	$(4,890)	$(10,121)	$5,231	52%

	Year ended. December 31,		Annual Change
	2011	2010	(in thousands)	(percentage)
	(in thousands)
Selected data:
Our share of total net loss	$(5,669)	$(6,868)	$1,199	17%
Amortization of intangible assets	(1,350)	(1,948)	598	30%
Impairment of carrying value of GoIndustry	—	(2,914)	2,914	100%

Equity loss	$(7,019)	$(11,730)	$4,711	40%
Discontinued operations	(3,102)	(2,126)	(976)	(46%)

	$(10,121)	$(13,856)	$3,735	27%

We recorded an impairment charge of $2.9 million in 2010 to our carrying value of GoIndustry-DoveBid plc (“GoIndustry”) related to a decrease in the fair market value of our equity holdings in GoIndustry during 2010. See Note 3, “Goodwill and Intangibles, net,” and Note 5, “Ownership Interests and Cost Method Companies,” to our Consolidated Financial Statements. Our share of GoIndustry’s results were losses of $0.7 million, $1.5 million and $0.5 million for the years ended 2012, 2011 and 2010, respectively.

On February 20, 2013, the sale of Channel Intelligence to Google was consummated. Channel Intelligance’s results have been removed from the results of our segments and are included in “Dispositions” in the “Results of Operations” segment information table above for all periods presented. From July 11, 2012 to December 31, 2012, the period that Channel Intelligence was consolidated, we recorded $10.5 million of revenue and our share of their net losses of $1.2 million. The net loss included our amortization expense related to intangible assets of $1.5 million that were recorded in connection with the acquisition accounting upon the consolidation of Channel Intelligence. For periods where Channel Intelligence was an equity method company in 2012, as well as 2011 and 2010, we recorded equity loss based on their operations of $1.0 million, $1.2 million and $1.1 million, respectively. Additionally, we recorded equity loss of $0.1 million, $0.2 million and $0.2 million of ICG’s intangible asset amortization related to Channel Intelligence for those same periods. Our share of Channel Intelligence’s results and the related ICG intangible asset amortization have been removed from the results of our segments and are included in “Dispositions” in the “Results of Operations” segment information table above for all periods presented.

On January 29, 2013, the sale of InvestorForce to MSCI was consummated. InvestorForce’s results have been removed from the results of our segments and are included in “Dispositions” in the “Results of Operations” segment information table above for all periods presented. InvestorForce’s revenues were $8.6 million, $7.1 million and $6.5 million, respectively, for 2012, 2011 and 2010. Our share of InvestorForce’s net loss was $1.4 million, $2.5 million and $2.3 million, respectively for 2012, 2011 and 2010.

On December 30, 2011, the sale of StarCite to The Active Network, Inc. (“Active”) was completed. We recorded equity loss related to our share of StarCite’s results of $1.9 million and $1.8 million for the years ended December 31, 2011 and 2010, respectively. Additionally, we recorded $1.2 million and $1.5 million of ICG’s intangible asset amortization related to StarCite for the years ended December 31, 2011, and 2010, respectively. Our share of StarCite’s results and the related ICG intangible asset amortization have been removed from the results of our segments and are included in “Dispositions” in the “Results of Operations” segment information table above for all periods presented.

On June 14, 2011, substantially all of the assets of ClickEquations, Inc. (“ClickEquations”) were sold to Channel Intelligence. We recorded equity loss related to our share of ClickEquations’ results of $0.7 million and $0.9 million for the years ended December 31, 2011 and 2010, respectively. Prior to the sale, ClickEquations was a venture company accounted for under the equity method; following the sale, our share of ClickEquations’ results was removed from the results of our venture segment and are included in “Dispositions” in the “Results of Operations” segment information table above for all periods presented.

On February 17, 2011, Metastorm was sold to Open Text Corporation (“Open Text”). We recorded equity loss related to our share of Metastorm’s results of $0.3 million and $2.6 million for the years ended December 31, 2011 and 2010 respectively. Additionally, we recorded $0.3 million of ICG’s intangible asset amortization related to Metastorm for the year ended December 31, 2010. Our share of Metastorm’s results and the related ICG intangible asset amortization have been removed from the results of our segments and are included in “Dispositions” in the “Results of Operations” segment information table above for all periods presented.

On August 31, 2010, GovDelivery completed the sale of one of its subsidiaries, GovDocs to a former executive of GovDelivery for aggregate consideration of $1.8 million. We recognized a net gain of $0.6 million on the sale. GovDocs had revenue and net income of $1.4 million and $0.2 million, respectively, from January 1, 2010 through August 31, 2010, which were included in our core segment. GovDocs’ revenue and operating results from that period have been separated from continuing operations, and its net results, along with the net gain on the sale of GovDocs, are presented in the single line item “Income (loss) from discontinued operations, including gain on sale” on our Consolidated Statements of Operations and Comprehensive Income (Loss) and are included in “Dispositions” in the “Results of Operations” segment information table.

Corporate

	Year ended December 31,		Annual Change
	2012	2011	(in thousands)	(Percentage)
	(in thousands)
General and administrative	$(23,112)	$(17,086)	$(6,026)	(35%)
Impairment related and other	(865)	26	(891)	NM
Interest income	373	348	25	7%
Income tax benefit	3,564	3,175	389	12%

Net loss	$(20,042)	$(13,537)	$(6,505)	(48%)

The increase in general and administrative expenses in the year ended December 31, 2012 from the year ended December 31, 2011 was primarily associated with an increase in equity-based compensation expense in 2012, which primarily related to shares of restricted stock granted to ICG’s chief executive officer and ICG’s president during the fourth quarter of 2011 as well as increased expense in 2012 compared to 2011 with respect to our performance incentive programs. The increase in impairment related and other expenses primarily relates to severance costs for employees whose employment with ICG was terminated during 2012.

The income tax benefit in the year ended December 31, 2012 relates primarily to the tax benefit for losses at corporate, which offset income at our core companies within the consolidated tax return. The income tax benefit in the year ended December 31, 2011 relates to deferred tax expense associated with the sale of Metastorm, which was more than offset by the deferred tax benefit associated with the sale of ClickEquations and the tax benefit related to the losses at corporate, which offset income at our core companies within the consolidated tax return.

	Year ended December 31,		Annual Change
	2011	2010	(in thousands)	(Percentage)
	(in thousands)
General and administrative	$(17,086)	$(17,169)	$83	<1%
Impairment related and other	26	(796)	822	NM
Interest income	348	281	67	24%
Income tax benefit	3,175	5,183	(2,008)	(39%)

Net loss	$(13,537)	$(12,501)	$(1,036)	(8%)

The decrease in general and administrative expenses from 2010 to 2011 was due primarily to a $1.6 million decrease in employee related expenses (principally annual bonuses), partially offset by a $1.4 million increase in equity based compensation charges and a $0.1 million increase in other outside services costs. Impairment-related and other expenses in 2010 related to severance costs for employees whose employment with ICG was terminated during 2010. Interest income increased slightly from 2010 to 2011 due to higher cash balances in 2011; this increase was offset partially by slightly lower average interest rate yields in 2011 than in 2010.

The income tax benefit in both 2011 and 2010 was due to income tax refunds and interest related to each of those years, as well as income tax benefit related to the current year operating loss recognized in consolidation. The income tax benefit for ICG Corporate, InvestorForce and GovDelivery in 2011, as well as the income tax benefit for ICG Corporate and InvestorForce in 2010, was limited to the current federal expense recorded by Procurian since management has not concluded that it is not more likely than not that losses in excess of that amount will be realized.

Other

	Year ended December 31,		Annual Change
	2012	2011	(in thousands)	(Percentage)
	(in thousands)
Corporate other income (loss), net	$57,826	$43,207	$14,619	34%
Noncontrolling interest	(592)	(2,235)	1,643	74%

Net income	$57,234	$40,972	$16,262	40%

Corporate Other Income (Loss), Net

Corporate other income (loss), net for the year ended December 31, 2012 related primarily to ICG’s recognized gain related to the fair value purchase accounting adjustment to the previously held equity interest upon the consolidation of CIML, for approximately $26.2 million in 2012, and SeaPass, for $24.5 million in 2012, as well as gains on the sale of companies (see Note 5, “Ownership Interests and Cost Method Companies,” and Note 13, “Other Income (Loss),” to our Consolidated Financial Statements).

Corporate other income (loss), net for 2011, was primarily comprised of gains of $26.0 million (including $1.1 million of escrowed proceeds received during the year) and $14.1 million on the sales of Metastorm and StarCite, respectively, and a gain of $1.9 million related to distributions from one of our companies, a gain of $1.6 million associated with the receipt of other escrowed proceeds and distributions from former companies in which we held equity ownership interests. See Note 13, “Other Income (Loss),” to our Consolidated Financial Statements.

	Year ended December 31,		Annual Change
	2011	2010	(in thousands)	(Percentage)
	(in thousands)
Corporate other income (loss), net	$43,207	$74,507	$(31,300)	(42%)
Noncontrolling interest	(2,235)	(1,319)	(916)	(69%)

Net income (loss)	$40,972	$73,188	$(32,216)	(44%)

Corporate other income (loss), net for 2010 primarily related to $67.0 million of gains on sales of marketable securities, primarily Blackboard Inc. (“Blackboard”) common stock and $7.0 million of gains related to escrow releases and other distributions in connection with former ownership interests in companies.

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

Procurian may perform services relating to all or a part of a customer’s procurement function as part of its engagement by a customer. Typically, in those engagements, Procurian is paid a fixed fee agreed upon in advance and in some cases a fee that is subject to variability based on the number of purchasing transactions processed or the amount of capital spend sourced by Procurian. Additionally, in some cases, Procurian has the opportunity to earn additional fees based on the level of savings achieved for customers. Procurian recognizes revenue and any additional fees as earned, which is typically over the life of a customer contract (which approximates the life of the relevant customer relationship).

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

During the years ended December 31, 2012 and 2011, Procurian purchased average rate currency options to mitigate the risk of currency fluctuations at Procurian’s operations in the United Kingdom, Europe, Asia and South America. Those instruments net settled each quarter and matured on or before the end of each of those years, resulting in an immaterial loss in the period.

Procurian is party to a term loan agreement with PNC Bank in the amount of $25.0 million, the interest rate for which is computed based on certain fixed and variable indices. During the year ended December 31, 2010, Procurian entered into a rate swap transaction to minimize the risk of interest rate fluctuations. This rate swap transaction was terminated by Procurian in August 2012. Procurian recognized an immaterial loss in the period related to this instrument.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ICG GROUP, INC.

The Board of Directors and Stockholders

ICG Group, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of ICG Group, Inc. and Subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), changes in equity and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICG Group, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U. S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ICG Group, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 18, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 18, 2013

ICG GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
	(in thousands, except per share data)
Assets
Current Assets
Cash and cash equivalents	$45,642	$121,871
Restricted cash	827	133
Other receivables	405	22,679
Accounts receivable, net of allowance ($691-2012;$616-2011)	47,405	30,384
Deferred tax assets	348	613
Prepaid expenses and other current assets	6,098	2,509
Assets of discontinued operations	82,505	3,866

Total current assets	183,230	182,055

Fixed assets, net	13,786	5,682
Marketable securities	327	—
Ownership interests	13,333	39,052
Goodwill	107,794	21,843
Intangibles, net	84,715	14,431
Deferred tax assets	29,770	31,940
Cost method companies	13,007	10,820
Other assets, net	1,797	997

Total Assets	$447,759	$306,820

Liabilities
Current Liabilities
Current maturities of long-term debt	$5,336	$4,616
Accounts payable	7,023	2,116
Accrued expenses	8,428	5,786
Accrued compensation and benefits	19,721	11,737
Deferred revenue	19,680	11,425
Liabilities of discontinued operations	10,433	3,329

Total current liabilities	70,621	39,009
Long-term debt )	27,978	10,681
Deferred revenue	179	61
Other liabilities	6,566	2,194

Total Liabilities	105,344	51,945

Redeemable noncontrolling interest (Note 16)	3,383	1,378

Equity
ICG Group, Inc.’s Stockholders’ Equity
Preferred stock, $0.01 par value; 10,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 2,000,000 shares authorized, 42,155 shares (2012) and 40,729 shares (2011) issued	42	41
Treasury stock, at cost, 4,211 shares (2012) and 3,281 shares (2011)	(28,973)	(20,619)
Additional paid-in capital	3,549,533	3,544,121
Accumulated deficit	(3,254,744)	(3,277,733)
Accumulated other comprehensive income	40	74

Total ICG Group, Inc.’s Stockholders’ Equity	265,898	245,884
Noncontrolling Interest	73,134	7,613

Total Equity	339,032	253,497

Total Liabilities, Redeemable noncontrolling interest and Equity	$447,759	$306,820

See accompanying Notes to Consolidated Financial Statements.

ICG GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2012	2011	2010
	(in thousands, except per share data)

Revenue	$166,593	$133,437	$109,213

Operating expenses
Cost of revenue	105,762	81,281	67,785
Sales and marketing	21,920	13,466	10,367
General and administrative	38,805	29,228	28,345
Research and development	14,175	9,157	7,870
Amortization of intangible assets	5,590	1,412	1,357
Impairment related and other	1,548	753	1,182

Total operating expenses	187,800	135,297	116,906

Operating income (loss)	(21,207)	(1,860)	(7,693)
Other income (loss), net	57,879	42,624	74,147
Interest income	442	393	330
Interest expense	(526)	(577)	(366)

Income (loss) from continuing operations before income taxes and equity loss	36,588	40,580	66,418
Income tax benefit (expense)	(1,336)	4,287	(362)
Equity loss	(8,672)	(11,964)	(16,022)

Income (loss) from continuing operations	26,580	32,903	50,034
Income (loss) from discontinued operations, including gain on sale	(2,999)	(3,102)	(2,126)

Net income (loss)	23,581	29,801	47,908
Less: Net income attributable to the noncontrolling interest	592	2,235	1,319

Net income (loss) attributable to ICG Group, Inc.	$22,989	$27,566	$46,589

Amounts attributable to ICG Group, Inc.:
Net income (loss) from continuing operations	$26,212	$30,013	$48,254
Net income (loss) from discontinued operations	(3,223)	(2,447)	(1,665)

Net income (loss)	$22,989	$27,566	$46,589

Basic income (loss) per share attributable to ICG Group, Inc.:
Income (loss) from continuing operations	$0.73	$0.82	$1.33
Income (loss) on discontinued operations	(0.09)	(0.07)	(0.05)

Net income (loss)	$0.64	$0.75	$1.28

Shares used in computation of basic income (loss) per share	35,890	36,656	36,427

Diluted income (loss) per share attributable to ICG Group, Inc.:
Income (loss) from continuing operations	$0.72	$0.80	$1.30
Income (loss) on discontinued operations	(0.09)	(0.06)	(0.04)

Net income (loss)	$0.63	$0.74	$1.26

Shares used in computation of diluted income (loss) per share	36,543	37,460	37,064

Net income (loss)	$23,581	$29,801	$47,908

Other comprehensive income (loss)
Unrealized holding gains (losses) in marketable securities	1,552	—	(4,055)
Reclassification adjustments/realized net (gains) loss on marketable securities	(1,552)	—	(67,115)
Other accumulated other comprehensive income (loss)	(34)	20	26

Comprehensive income (loss)	23,547	29,821	(23,236)
Less: Comprehensive income attributable to the noncontrolling interest	558	2,255	1,318

Comprehensive income (loss) attributable to ICG Group, Inc.	$22,989	$27,566	$(24,554)

See accompanying Notes to Consolidated Financial Statements.

ICG GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	ICG Group, Inc. Stockholders’ Equity
	Common Stock		Treasury Stock, at cost		Additional Paid-In Capital	Accumulated	Accumulated Other Comprehensive	Non- Controlling
	Shares	Amount	Shares	Amount		Deficit	Income (AOCI)	Interest	Total
	(in thousands)
Balance as of December 31, 2009	38,796	$39	(2,440)	$(12,031)	$3,573,347	$(3,351,888)	$71,198	$21,077	$301,742
Equity-based compensation related to Stock Appreciation Rights (SARs) and stock options	—	—	—	—	2,038	—	—	—	2,038
Equity-based compensation related to Deferred Stock Units (DSUs)	—	—	—	—	204	—	—	—	204
Equity-based compensation related to Restricted Stock (RS)	—	—	—	—	103	—	—	—	103
Issuance of DSUs to directors, net of forfeitures	58	—	—	—	212	—	—	—	212
Issuance of RS, net of forfeitures	32	—	—	—	(29)	—	—	—	(29)
Exercise of SARs and stock options, net of surrenders	553	—	—	—	117	—	—	—	117
Impact of redeemable noncontrolling interest accretion	—	—	—	—	(197)	—	—	—	(197)
Impact of incremental acquisition of Procurian	—	—	—	—	(38,889)	—	27	(10,796)	(49,658)
Impact of subsidiary equity transactions	—	—	—	—	4,092	—	—	(6,924)	(2,832)
Noncontrolling owners share of AOCI of consolidated subsidiaries	—	—	—	—	—	—	(1)	1	—
Net unrealized depreciation in marketable securities and reclassification adjustments	—	—	—	—	—	—	(71,170)	—	(71,170)
Net income (loss)	—	—	—	—	—	46,589	—	1,264	47,853
Other activity	—	—	—	—	46	—	—	—	46

Balance as of December 31, 2010	39,439	$39	(2,440)	$(12,031)	$3,541,044	$(3,305,299)	$54	$4,622	$228,429
Equity-based compensation related to SARs and stock options	—	—	—	—	2,252	—	—	—	2,252
Equity-based compensation related to DSUs	—	—	—	—	703	—	—	—	703
Equity-based compensation related to RS	—	—	—	—	851	—	—	—	851
Issuance of DSUs to directors	73	—	—	—	165	—	—	—	165
Issuance of RS, net of forfeitures	1,178	1	—	—	(32)	—	—	—	(31)
Exercise of SARs and stock options, net of surrenders	39	1	—	—	2	—	—	—	3
Impact of redeemable noncontrolling interest accretion	—	—	—	—	(509)	—	—	—	(509)
Impact of incremental acquisition of Procurian	—	—	—	—	(1,059)	—	—	(261)	(1,320)
Impact of subsidiary equity transactions	—	—	—	—	704	—	—	816	1,520
Repurchase of common stock	—	—	(841)	(8,588)	—	—	—	—	(8,588)
Noncontrolling owners share of AOCI of consolidated subsidiaries	—	—	—	—	—	—	20	(20)	—
Net income (loss)	—	—	—	—	—	27,566	—	2,456	30,022

Balance as of December 31, 2011	40,729	$41	(3,281)	$(20,619)	$3,544,121	$(3,277,733)	$74	$7,613	$253,497
Equity-based compensation related to SARs and stock options	—	—	—	—	2,488	—	—	—	2,488
Equity-based compensation related to DSUs	—	—	—	—	419	—	—	—	419
Equity-based compensation related to RS	—	—	—	—	3,155	—	—	—	3,155
Issuance of DSUs and RS to directors	74	—	—	—	107	—	—	—	107
Issuance of RS, net of forfeitures	77	—	—	—	(188)	—	—	—	(188)
Exercise of SARs and stock options, net of surrenders	183	—	—	—	1,003	—	—	—	1,003
Impact of redeemable noncontrolling interest accretion	—	—	—	—	(839)	—	—	—	(839)
Impact of subsidiary equity transactions	1,092	1	—	—	(733)	—	13	64,733	64,014
Repurchase of common stock	—	—	(930)	(8,354)	—	—	—	—	(8,354)
Net unrealized appreciation in marketable securities and reclassification adjustments	—	—	—	—	—	—	—	—	—
Noncontrolling owners share of AOCI of consolidated subsidiaries	—	—	—	—	—	—	(47)	47	—
Net income (loss)	—	—	—	—	—	22,989	—	741	23,730

Balance as of December 31, 2012	42,155	$42	(4,211)	$(28,973)	$3,549,533	$(3,254,744)	$40	$73,134	$339,032

See accompanying Notes to Consolidated Financial Statements

ICG GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2012	2011	2010
	(in thousands)
Operating Activities – continuing operations
Net income (loss)	$26,580	$32,903	$50,034
(Income) loss from discontinued operations	(2,999)	(3,102)	(2,126)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	9,809	4,412	3,648
Impairment related and other	1,548	753	1,182
Equity-based compensation	6,634	4,260	3,067
Equity loss	8,672	11,964	16,022
Other (income) loss	(57,879)	(42,624)	(74,147)
Deferred income taxes	133	(4,750)	791
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(12,402)	(5,458)	(6,544)
Tax receivable	—	6,314	4,757
Prepaid expenses and other assets	(2,965)	(51)	—
Accounts payable	3,751	370	(123)
Accrued expenses	3,119	2,429	(1,883)
Accrued compensation and benefits	3,762	(3,447)	2,179
Deferred revenue	6,286	2,188	4,140
Other liabilities	(385)	578	(53)

Cash flows provided by (used in) operating activities	(6,336)	6,739	944
Investing Activities – continuing operations
Capital expenditures, net	(10,866)	(3,115)	(3,712)
Advanced deposits for acquisition of fixed assets	(62)	(115)	(30)
Change in restricted cash	(694)	68	(154)
Proceeds from sales of marketable securities	7,632	—	74,383
Proceeds from sales/distributions of ownership interests	20,525	54,116	1,878
Proceeds from other distributions	—	1,855	—
Ownership acquisitions, net of cash acquired	(68,961)	(12,090)	(2,786)
Acquisitions by subsidiaries, net of cash acquired	(17,996)	(2,215)	—
Proceeds from sale of discontinued operations	—	—	670

Cash flows provided by (used in) investing activities	(70,422)	38,504	70,249
Financing Activities – continuing operations
Acquisition of noncontrolling interest in subsidiaries equity	(5,080)	(1,320)	(49,658)
Borrowings of long-term debt	13,000	238	21,062
Long-term debt repayments and capital lease obligations, net	(4,547)	(5,016)	(2,545)
Purchase of treasury stock	(8,354)	(8,588)	—
Payment of dividend by Procurian	—	—	(3,206)
Tax withholdings related to equity-based awards	(237)	(147)	(1,777)
Cash received for stock options exercised	1,045	151	1,894
Debt commitment fee	—	—	(175)
Other financing activities	1,080	(24)	(31)

Cash flows provided by (used in) financing activities	(3,093)	(14,706)	(34,436)
Effect of exchange rates on cash	251	(312)	(151)
Discontinued Operations
Cash flows provided by (used in) operating activities	(744)	(467)	793
Cash flows provided by (used in) investing activities	4,883	(259)	(467)
Cash flows provided by (used in) financing activities	(768)	—	(41)

Net increase (decrease) in cash and cash equivalents from discontinued operations	3,371	(726)	285

Net increase (decrease) in cash and cash equivalents	(76,229)	29,499	36,891
Cash and cash equivalents at beginning of period	121,871	92,372	55,481

Cash and cash equivalents at the end of period	$45,642	$121,871	$92,372

See accompanying Notes to Consolidated Financial Statements.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company

Description of the Company

ICG Group, Inc. (together with its subsidiaries, “ICG”) owns and operates cloud-based software and services businesses with recurring revenue streams that improve the productivity and efficiency of their business (i.e. B2B) customers. Founded in 1996, ICG works to drive growth at those companies through strategic and operational support, as well as providing financial capital.

Basis of Presentation

The Consolidated Financial Statements contained herein (the “Consolidated Financial Statements”) include the accounts of ICG Group, Inc. and its wholly-owned subsidiaries, wholly-controlled subsidiaries and majority-owned subsidiaries. Channel Intelligence, as a subsidiary of CIML, and InvestorForce were previously consolidated core companies but given the respective sales of those companies, they are presented as discontinued operations in the consolidated financial statements and not included in the tables below.

ICG’s Consolidated Balance Sheets included the financial position of the following majority-owned subsidiaries:

Year Ended December 31,
2012	2011
CIML (2)	GovDelivery
GovDelivery	Procurian
MSDSonline (3)
Procurian
SeaPass (1)

ICG’s Consolidated Statements of Operations and Comprehensive Income (Loss) (its “Consolidated Statements of Operations”) for the years ended December 31, 2012, 2011 and 2010 included the results of the following majority-owned subsidiaries:

Year Ended December 31,
2012	2011	2010
CIML (2)	GovDelivery	GovDelivery
GovDelivery	Procurian	Procurian
MSDSonline (3)
Procurian

(1)

On December 27, 2012, ICG acquired additional equity ownership interests in SeaPass that increased ICG’s ownership in that company to 53%. ICG began consolidating the financial position of SeaPass as of that date. The results of operations of SeaPass from the date of acquisition through December 31, 2012 were immaterial. The results of operations of SeaPass will be included in ICG’s Consolidated Statements of Operations beginning January 1, 2013. See Note 4, “Consolidated Core Companies,” for additional information regarding ICG’s consolidation of SeaPass.

(2)	CIML includes the assets and results of operations of mylist and its subsidiaries as continuing operations at December 31, 2012.
(3)

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

Any changes in ICG’s ownership interest in a consolidated subsidiary, through additional equity issuances by the consolidated subsidiary or from ICG acquiring the shares from existing shareholders, in which ICG maintains control is recognized as an equity transaction, with appropriate adjustments to both ICG’s additional paid-in capital and the corresponding noncontrolling interests. The difference between the carrying amount of ICG’s ownership interest in the company and the underlying net book value of the company after the issuance of stock by the company is reflected as an equity transaction in ICG’s Consolidated Statements of Changes in Equity.

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

An increase in ICG’s ownership interest in an equity method company over which ICG maintains significant influence is accounted for as a step acquisition, with an allocation of the excess purchase price to the fair value of the net assets acquired. A decrease in ICG’s ownership interest in an equity method company over which ICG maintains significant influence is accounted for as a dilution gain or loss in ICG’s Consolidated Statements of Operations and reflects the difference between ICG’s share of the underlying net assets of that company prior to the relevant change in ownership and ICG’s share of the underlying net assets of that company subsequent to the relevant change in ownership. An increase in ICG’s ownership interest in an equity method company in which ICG obtains a controlling financial interest is also accounted for as a step acquisition, with an allocation of the purchase price to the fair value of the net assets acquired. In addition, ICG remeasures its previously held ownership interest in a company that was previously not consolidated at the acquisition date fair value; any gain or loss resulting from this remeasurement is recognized in ICG’s Consolidated Statements of Operations at that time. ICG begins to include the financial position and operating results of the newly-consolidated subsidiary in its Consolidated Financial Statements from the date ICG obtains the controlling financial interest in that subsidiary. If control is lost, any retained interest is measured at fair value, and a gain or loss is recognized in ICG’s Consolidated Statements of Operations at that time. In addition, to the extent ICG maintains a smaller equity ownership, the accounting method used for that company is adjusted to the equity or cost method of accounting, as appropriate, for subsequent periods.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2.	Significant Accounting Policies – (Continued)

Cost Method. Companies not accounted for under either the consolidation method or equity method of accounting are accounted for under the cost method of accounting and are referred to as “cost method companies” in ICG’s Consolidated Balance Sheets and in these Notes to Consolidated Financial Statements. ICG initially records its carrying value in companies accounted for under the cost method at cost, unless the equity securities of a cost method company have readily determinable fair values based on quoted market prices, in which case the interests are valued at fair value and classified as marketable securities or some other classification in accordance with guidance for ownership interests in debt and equity securities.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could materially differ from those estimates. Those estimates include evaluation of ICG’s convertible debt and equity holdings in companies, holdings in marketable securities, asset impairment, revenue recognition, income taxes and commitments and contingencies. Those estimates and assumptions are based on management’s best judgments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, such as the current economic environment, that management believes to be reasonable under the circumstances. Management adjusts those estimates and assumptions when facts and circumstances dictate that it is necessary or appropriate to do so. It is reasonably possible that ICG’s accounting estimates with respect to the ultimate recoverability of ICG’s ownership interests in convertible debt and equity holdings, goodwill and the useful lives of intangible assets could change in the near term and that the effect of such changes on ICG’s consolidated financial statements could be material. Management believes the recorded amounts of ownership interests, goodwill, intangible assets and cost method investments were not impaired at December 31, 2012.

Ownership Interests, Goodwill, Intangibles, net and Cost Method Investments

ICG evaluates its carrying value in equity method companies and cost method companies continuously to determine whether an other-than-temporary decline in the fair value of any such company exists and should be recognized. In order to make this determination, ICG considers each such company’s achievement of its business plan objectives and milestones, the fair value of its ownership interest in each such company (which, in the case of any company listed on a public stock exchange, is the quoted stock price of the relevant ownership interest), the financial condition and prospects of each such company, and other relevant factors. The business plan objectives and milestones ICG considers include, among others, those related to financial performance, such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature, such as obtaining key business partnerships or the hiring of key employees. Impairment charges are determined by comparing ICG’s carrying value of a company with its estimated fair value. Fair value is determined by using a combination of estimating the cash flows related to the relevant asset, including estimated proceeds on disposition, and an analysis of market price multiples of companies engaged in lines of business similar to the company being evaluated. ICG concluded that the carrying value of its equity and cost method companies was not impaired at any time during the years ended December 31, 2012 and 2011. ICG recorded impairment charges in the amount of $2.9 million during the year ended December 31, 2010, related to a decline in the

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2.	Significant Accounting Policies – (Continued)

fair value of its equity holdings in GoIndustry that ICG believed was other-than-temporary. See Note 5, “Ownership Interests and Cost Method Companies.”

ICG tests goodwill for impairment annually during the fourth quarter of each year, or more frequently as conditions warrant, and intangible assets when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Certain triggering events identified during the year ended December 31, 2012 resulted in impairment testing at GovDelivery during the period. GovDelivery determined that certain contingent consideration payments related to a recent acquisition would not be received since the related performance targets would not be achieved. As such, GovDelivery recorded impairment charges related to its intangible assets of $0.4 million and $0.3 million of goodwill that were recorded in connection with the acquisition. It is also noted that GovDelivery also recorded a gain of $0.7 million associated with that certain contingent consideration write-off. ICG concluded that its remaining goodwill and net intangible assets were not impaired as of December 31, 2012 and 2011. See Note 4, “Consolidated Core Companies.”

Revenue Recognition

During 2012, ICG’s consolidated revenue was primarily attributable to GovDelivery, MSDSonline and Procurian (primarily Procurian). ICG increased its ownership in SeaPass to greater than 50% on December 27, 2012, and the company’s results of operations for the period from December 27, 2012 through December 31, 2012 were immaterial to ICG; accordingly, revenue related to SeaPass will be included in ICG’s consolidated revenue beginning January 1, 2013. MSDSonline was acquired on March 30, 2012, and the company’s results of operations for the two-day period from March 30, 2012 through March 31, 2012 were immaterial to ICG; accordingly, revenue related to MSDSonline has been included in ICG’s consolidated revenue beginning on April 1, 2012. During 2011 and 2010, ICG’s consolidated revenue was attributable to GovDelivery and Procurian (primarily Procurian).

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

Procurian primarily generates revenue from procurement management services. Procurian also generates a portion of its revenue from consulting projects. Procurement management services include services and technology designed to help companies achieve unit cost savings and process efficiencies. Procurian earns fees for transition services, sourcing, category management and transaction management services. Procurian estimates the total contract value (excluding performance bonus fees) under the contractual arrangements it has with its customers and recognizes revenue under those arrangements on a straight-line basis over the term of the relevant contract, which approximates the life of the customer relationship. Performance bonus fees are deferred until the contingency is achieved or it is determined from existing data and past experience that the savings will be achieved. The portion of those fees related to the portion of the contract that has been performed are then recognized, and the remaining performance bonus fees are recognized on a straight-line basis over the remaining life of the contract, which approximates the life of the customer relationship. Consulting projects typically are engagements in which Procurian negotiates prices from certain suppliers on behalf of its customers in certain categories in which Procurian has sourcing expertise. Under those projects, the customer generally pays a fixed fee for the project (and Procurian may in some cases be eligible to receive a performance bonus), in fixed-fee sourcing arrangements, revenue is recognized

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

Cash and Cash Equivalents

ICG considers all highly liquid instruments with an original maturity of approximately three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents at December 31, 2012 and 2011 were invested principally in money market accounts and commercial paper.

Restricted Cash

ICG considers cash that is legally restricted and cash that is held as a compensating balance for letter of credit arrangements as restricted cash. ICG had no long-term restricted cash at December 31, 2012 or 2011.

Marketable Securities

Marketable securities are reported at fair value, based on quoted market prices, with the net unrealized gain or loss reported as a component of “Accumulated Other Comprehensive Income” in ICG Group, Inc. Stockholders’ Equity on ICG’s Consolidated Statements of Changes in Equity.

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

Net Income (Loss) Per Share

Basic net income (loss) per share (EPS) is computed using the weighted average number of common shares outstanding during a given period. Diluted EPS includes shares, unless anti-dilutive, that would arise from the exercise of stock options and conversion of other convertible securities and is adjusted, if applicable, for the effect on net income (loss) of such transactions. In each of 2012, 2011 and 2010, ICG included all quarters for purposes of the year to date net income included in the diluted EPS calculation. See Note 15, “Net Income (Loss) per Share.”

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2.	Significant Accounting Policies – (Continued)

Escrowed Proceeds

When an interest in one of ICG’s companies is sold, a portion of the sale consideration may be held in escrow primarily to satisfy purchase price adjustments and/or indemnity claims. ICG records gains on escrowed proceeds at the time ICG is entitled to such proceeds, the amount is fixed or determinable and realization is assured. At December 31, 2012, ICG had aggregate contingent gains of $0.1 million associated with these outstanding escrows, which are scheduled to expire at various dates within the next two years, subject to indemnity claims pursuant to the terms of the specific sale agreements.

Concentration of Customer Base and Credit Risk

For the year ended December 31, 2012, Zurich, a customer of Procurian, represented 17% of ICG’s consolidated revenue. For the year ended December 31, 2011, none of ICG’s companies’ customers represented more than 10% of ICG’s consolidated revenue. For the year ended December 31, 2010, two customers of Procurian, The Hertz Corporation and Kimberly-Clark Corporation, represented approximately 11% and 11%, respectively, of ICG’s consolidated revenue. Accounts receivable from Zurich as of December 31, 2012 was $15.8 million. The accounts receivable balance includes $12.4 million of unbilled accounts receivable for Zurich at December 31, 2012. $2.9 million of the accounts receivable was collected after December 31, 2012 and approximately $12.4 million of the unbilled accounts receivable is expected to be billed in 2013.

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

Supplemental Cash Flow Disclosures

In 2012, 2011 and 2010, ICG paid interest of $0.6 million, $0.5 million and $0.3 million, respectively. ICG made income tax payments of $1.0 million, $0.7 million and $0.5 million in 2012, 2011 and 2010, respectively. In addition, ICG received income tax refunds of $0.1 million, $6.5 million and $5.3 million in 2012, 2011 and 2010, respectively. A capital lease obligation of $0.6 million was incurred when Procurian entered into a lease for computer software equipment during 2010. In 2012, ICG, pursuant to a tender offer, issued and exchanged 1,091,942 shares, valued at $11.9 million, to acquire additional ownership interests in Procurian.

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

Acquisitions

During the year ended December 31, 2012, Procurian completed two acquisitions. The purchase price allocated to goodwill and intangible assets are included in the tables below. Additionally, during the year ended December 31, 2011, GovDelivery completed an acquisition.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3.	Goodwill and Intangibles, net – (Continued)

Goodwill

The following table summarizes the activity related to ICG’s goodwill (in thousands):

	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
Goodwill at January 1, 2011	$19,622	$—	$19,622
Increase in goodwill due to acquisitions	2,221	—	2,221

Goodwill at December 31, 2011	21,843	—	21,843
Increase in goodwill due to ICG’s acquisition of MSDSonline (Note 4)	15,847	—	15,847
Increase in goodwill due to Procurian’s acquisition of Media IQ (Note 4)	9,490	—	9,490
Increase in goodwill due to Procurian’s acquisition of UAI (Note 4)	2,922	—	2,922
Estimated increase in goodwill due to SeaPass consolidation on December 27, 2012	57,996	—	57,996
Decrease in goodwill for GovDelivery impairment charge	—	(304)	(304)

Goodwill at December 31, 2012	$108,098	$(304)	$107,794

As of December 31, 2012 and 2011, all of ICG’s goodwill was allocated to its consolidated core companies. Of the goodwill balance at December 31, 2012, $30.2 million relates to Procurian and Procurian’s acquisitions. Of the goodwill balance at December 31, 2011, $17.8 million relates to Procurian and Procurian’s acquisitions.

Intangible Assets

The following table summarizes ICG’s intangible assets from continuing operations (in thousands):

		As of December 31, 2012
Intangible Assets	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	1-11 years	$59,098	$(5,912)	$53,186
Trademarks/trade names	3-11 years	15,643	(930)	14,713
Technology	5-10 years	11,287	(865)	10,422
Non-compete agreements	2-5 years	6,854	(1,058)	5,796
Intellectual property	5 years	235	(37)	198

		93,117	(8,802)	84,315
Other intellectual property	Indefinite	400	—	400

		$93,517	$(8,802)	$84,715

		As of December 31, 2011
Intangible Assets	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	3-11 years	$13,317	$(2,344)	$10,973
Trademarks/trade names	3-11 years	1,547	(243)	1,304
Technology	10 years	1,559	(149)	1,410
Non-compete agreements	2-5 years	336	(29)	307
Intellectual property	5 years	41	(4)	37

		16,800	(2,769)	14,031
Other intellectual property	Indefinite	400	—	400

		$17,200	$(2,769)	$14,431

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3.	Goodwill and Intangibles, net – (Continued)

Amortization expense for intangible assets during the years ended December 31, 2012, 2011 and 2010 was $5.6 million, $1.4 million and $1.4 million, respectively. ICG amortizes intangibles using the straight line method.

Remaining estimated amortization expense is as follows (in thousands):

2013	$11,728
2014	11,679
2015	10,767
2016	9,586
2017	8,815
Thereafter	31,740

Remaining amortization expense	$84,315

Impairments

During the year ended December 31, 2012, GovDelivery decreased its liability related to contingent consideration payments for a recent acquisition because it believed that performance targets related to those contingent payments would not be achieved. As a result, GovDelivery performed an impairment analysis with respect to the associated intangible assets and goodwill recorded related to that acquisition, and recorded an impairment charge of $0.4 million related to the intangible assets and an impairment charge of $0.3 million related to goodwill that are reflected in the line item “Impairment related and other” in ICG’s Consolidated Statements of Operations for the year ended December 31, 2012. The $0.4 million impairment to intangibles is included in the $8.8 million accumulated amortization balance for customer relationships as of December 31, 2012 in the table above.

ICG completed its annual impairment testing in the fourth quarter of each of 2012, 2011 and 2010. The completion of ICG’s annual impairment testing did not result in an impairment charge related to ICG’s consolidated core companies as of December 31, 2012 and 2011; ICG’s fair value of its reporting units, including goodwill, substantially exceeds its carrying value. ICG estimates the fair value of its reporting units using a “Level 3” input (see Note 6, “Financial Instruments,” for the definition of a “Level 3” input) market approach by determining market multiples from comparable publicly-traded companies and applying those approximate multiples to the revenues of the reporting units, which are then compared to the respective carrying values of the reporting units. See Note 4, “Consolidated Core Companies.” ICG also performs ongoing business reviews of its equity method companies and cost method companies. See Note 5, “Ownership Interests and Cost Method Companies.”

The following table reflects the amount of impairments recorded and how ICG presents impairment charges under the various methods of accounting:

	Statement of Operations	Year ended December 31,
	Presentation	2012	2011	2010
Consolidation Method	Impairment related and other(a)	$728	$—	$—
Equity Method (Note 5)	Equity loss	—	—	2,914

		$728	$—	$2,914

(a) – In addition to the $0.7 million of impairments recorded by GovDelivery in 2012 included in the table above, GovDelivery also recorded a $0.7 million gain with respect to the write-off of a certain contingent consideration liability which is also included in “Impairment related and other” on ICG’s Consolidated Statements of Operations during the year ended December 31, 2012 but it is not included in the table above.

4.	Consolidated Core Companies

Acquisitions

During the year ended December 31, 2012, ICG and its consolidated subsidiaries completed several acquisitions:

(1) On March 30, 2012, ICG acquired 96% of the equity of MSDSonline; the acquisition was accounted for under the acquisition method. Accordingly, ICG allocated the purchase price to the acquired tangible and identifiable intangible assets and liabilities based upon their respective fair values at the date of acquisition.

(2) On June 29, 2012, Procurian acquired Media IQ, LLC (“Media IQ”), a media audit and benchmarking services provider, for consideration consisting of (a) $11.5 million in cash paid at closing, (b) Procurian common stock valued at $4.0 million, which is classified as a liability and included in the line items “Accrued Expenses” and “Other Liabilities” in ICG’s Consolidated Balance Sheets as of December 31, 2012, and (c) a $2.0 million deferred cash payment that is due in $1.0 million increments on the one- and two-year anniversaries of the closing date of the acquisition. Accordingly, Procurian allocated the purchase price to the acquired tangible and identifiable intangible assets and liabilities based upon their respective fair values at the date of acquisition.

(3) On July 31, 2012, Procurian, acquired Utilities Analyses, Incorporated (“UAI”), an energy procurement specialist, for $6.7 million in cash. Procurian allocated the purchase price to the acquired tangible and identifiable intangible assets and liabilities based upon their respective fair values at the date of acquisition.

(4) On December 27, 2012, ICG acquired additional equity ownership interests in SeaPass (a former equity method company) for consideration of $13.2 million, increasing ICG’s ownership interest in that company from 37.8% to 52.7%. ICG consolidated the financial position of SeaPass as of that date and accounted for the transaction as a business combination. Accordingly, ICG allocated the enterprise value of SeaPass to its tangible and identifiable intangible assets and liabilities based upon their respective estimated fair values at the date of acquisition. Additionally, ICG recorded a gain on the transaction of $25.5 million, representing the excess of ICG’s portion of the enterprise value of SeaPass over its carrying value for its prior equity interest in SeaPass as an equity method company. The primary valuation technique used to measure the acquisition date fair value of SeaPass immediately before the business combination was the backsolve option-pricing method. That gain is included in the line item “Other income (loss), net” in ICG’s Consolidated Statements of Operations for the year ended December 31, 2012. As mentioned above, ICG has estimated the allocation of the enterprise value to the acquired tangible and identifiable intangible assets and liabilities based on their respective estimated fair values at the date of acquisition. The acquisition accounting related to the SeaPass acquisition is expected to be complete by March 31, 2013.

All other acquisitions were not significant to ICG’s consolidated results.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4.	Consolidated Core Companies – (Continued)

The allocation of the purchase price for each of the above acquisitions (including allocations that are not yet finalized as of December 31, 2012) and the allocation of the enterprise value of SeaPass is as follows (in thousands):

	SeaPass	MSDSonline	Media IQ	UAI
Net assets acquired:
Goodwill	$57,996	$15,847	$9,491	$2,922
Customer lists (8-11 year life)	15,902	20,440	6,200	3,100
Technology (5-10 year life)	3,348	1,900	900	1,050
Trademarks, trade names and domain names (11-15 year life)	6,696	6,800	600	—
Non-compete agreements (3-5 year life)	2,511	3,580	268	160
Other net assets (liabilities)	(5,850)	1,170	316	(505)

	80,603	49,737	17,775	6,727
Noncontrolling interest (1)	(31,824)	(1,355)	—	—

	$48,779	$48,382	$17,775	$6,727

(1)

ICG estimated the fair value of the noncontrolling interest of MSDSonline with consideration of discounts for lack of control and lack or marketability. See Note 16, “Redeemable Noncontrolling Interest” with respect to MSDSonline. The amount of noncontrolling interest for SeaPass is reflected in the line item “Impact of consolidated subsidiaries transactions” on ICG’s Consolidated Statements of Changes in Equity during the year ended December 31, 2012.

Discontinued Operations

On July 11, 2012, ICG acquired additional equity ownership interests in Channel Intelligence for aggregate consideration of $2.0 million, increasing ICG’s ownership interest in that company to greater than 50%. ICG began consolidating the financial results of Channel Intelligence as of that date and accounted for the transaction as a business combination. Accordingly, ICG allocated the enterprise value of Channel Intelligence to its tangible and identifiable intangible assets and liabilities based upon their respective fair values at the date of acquisition. From July 11, 2012 to December 31, 2012, the period that Channel Intelligence was consolidated in 2012, ICG recorded $10.5 million of revenue and ICG’s share of Channel Intelligence’s net loss was $1.2 million which is included in “Income (loss) from discontinued operations” on ICG’s Consolidated Statements of Operations. The net loss included amortization expense related to intangible assets of $1.5 million that were recorded in connection with the acquisition accounting upon the consolidation of Channel Intelligence.

On February 20, 2013, the sale of Channel Intelligence to Google was consummated. Under the terms of the purchase agreement, Google acquired Channel Intelligence for $125 million in cash subject to adjustment for working capital and other items. In connection with the sale, ICG realized $60.5 million in cash, with a portion being held in escrow. The Company expects to record a gain on this transaction of approximately $17 million in the three months ended March 31, 2013. As the Company owned 52% of Channel Intelligence at December 31, 2012, a noncontrolling interest balance for minority shareholders was recorded. That non controlling interest balance of $33.9 million is included in the line item “Noncontrolling interests” on ICG’s Consolidated Balance Sheets. The Company’s Board of Directors approved the sale of Channel Intelligence in the fourth quarter of 2012. Base on this and other relevant factors, the criteria for assets held for sale/discontinued operations presentation was met prior to December 31, 2012. As such, Channel Intelligence’s results have been presented as discontinued operations for all periods presented in ICG’s Consolidated Statements of Operations. In addition, the assets and liabilities of Channel Intelligence are $7.1 million and 6.5 million, respectively, at December 31, 2012, and are

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4.	Consolidated Core Companies – (Continued)

presented on ICG’s Consolidated Balance Sheets as “Assets of discontinued operations” and “Liabilities of discontinued operations,” respectively. The “Assets of discontinued operations” at December 31, 2012 include $48.9 million of ICG’s goodwill and $22.4 million of ICG’s intangible assets (customer relationships of $9.5 million, trademarks/tradenames/domain names of $6.7 million, licensing and servicing agreements of $3.5 million and developed technology of $2.7 million) related to ICG’s acquisition accounting related to Channel Intelligence.

On January 29, 2013, the sale of InvestorForce to MSCI was consummated. Under the terms of the purchase agreement, MSCI acquired InvestorForce for $23.5 million in cash subject to customary closing conditions. ICG’s proceeds from the sale were approximately $20.7 million, a portion of which is being held in escrow. The Company expects to record a gain of approximately $15 million in the three months ended March 31, 2013. The Company’s Board of Directors approved the sale of InvestorForce in the fourth quarter of 2012. Based on this and other relevant factors, the criteria for assets held for sale/discontinued operations presentation was met prior to December 31, 2012. As such, InvestorForce’s results have been presented as discontinued operations for all periods presented in ICG’s Consolidated Statements of Operations. Investor Force’s revenues were $8.6 million, $7.1 million and $6.5 million for 2012, 2011 and 2010, respectively. ICG’s share of InvestorForce’s net loss was $1.4 million, $2.5 million and $2.3 million for 2012, 2011 and 2010, respectively. In addition, the assets and liabilities of InvestorForce are $3.4 million and $3.9 million, respectively, at December 31, 2012, and are presented on ICG’s Consolidated Balance Sheets as “Assets of discontinued operations” and “Liabilities of discontinued operations,” respectively.” The “Assets of discontinued operations” at December 31, 2012 and 2011 include $0.7 million of ICG’s goodwill related to InvestorForce.

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

Pro Forma Information

Periodically, ICG acquires additional equity ownership interests in its consolidated companies. Equity ownership interests purchased from a consolidated company’s existing shareholders results in an increase in ICG’s controlling interest in that company and a corresponding decrease in noncontrolling interest ownership. Those transactions are accounted for as a decrease to “Noncontrolling Interest” in ICG’s Consolidated Balance Sheets and a decrease to “Additional paid-in capital” in ICG’s Consolidated Balance Sheets for the relevant period. ICG may also acquire additional equity ownership interests in its consolidated companies as a result of share issuances by those companies. An issuance of equity securities by a consolidated company that results in a decrease in ICG’s equity ownership interests is accounted for in accordance with the policy for “Principles of Accounting for Ownership Interests and Equity Method Companies” described in Note 2, “Significant Accounting Policies.”

For the year ended December 31, 2012, as reflected on the line item “Impact of Consolidated Subsidiaries Transactions” on ICG’s Consolidated Statements of Changes in Equity, non-controlling interests increased by $64.7 million primarily driven by the ownership increase and consolidation of SeaPass as described

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4.	Consolidated Core Companies – (Continued)

above in subsection “Acquisitions” and Channel Intelligence as described above in subsection “Discontinued Operations.” Additionally, for the year ended December 31, 2012, the “Impact of Consolidated Subsidiaries Transactions” on ICG’s Consolidated Statements of Changes in Equity is partially offset due to ICG’s acquisition of additional equity ownership interests in Procurian through ICG’s tender offer for Procurian’s shares, the purchase of Procurian common stock from former Procurian employees, the Media IQ acquisition, pursuant to which Procurian issued additional shares of common stock to both Media IQ and ICG that, together, resulted in a net reduction to ICG’s equity ownership interest percentage in Procurian, and other changes in ICG’s equity ownership interests of its consolidated core companies as a result of equity related activity at those companies. These transactions also resulted in a decrease of $0.7 million to Additional Paid-in Capital during the period.

For the year ended December 31, 2011, the “Impact of incremental acquisition of Procurian” on ICG’s Consolidated Statements of Changes in Equity is due to ICG’s acquisition of additional equity ownership interest in Procurian through the purchase of Procurian common stock from former Procurian stockholders which resulted in a decrease of $1.0 million to Additional Paid-in Capital and a decrease of $0.3 million to non-controlling interest.

The information in the following table represents revenue, net income (loss) attributable to ICG Group, Inc. and net income (loss) per diluted share attributable to ICG Group, Inc. for the relative periods, had ICG made the acquisitions noted above and owned 85%, 96%, 92%, 52% and 53% of Procurian (including its MediaIQ and UAI acquisitions), MSDSonline, GovDelivery (excluding GovDocs), CIML and SeaPass, respectively, and included their respective results in ICG’s consolidated results for the years ended December 31, 2012 and 2011, respectively.

	Year Ended December 31,
	2012	2011
	(in thousands, except for share data)

Revenue	$183,995	$165,551

Net income (loss) attributable to ICG Group, Inc.	$21,511	$27,860

Net income (loss) per diluted share attributable to ICG Group, Inc.	$0.59	$0.74

Dividends

On August 4, 2010, Procurian paid a cash dividend in the aggregate amount of $27.0 million on its Series E and E-1 Preferred Stock. The minority stockholders received $1.6 million, its share of the dividend based on its ownership of Procurian’s Series E and E-1 Preferred Stock. The dividend, including the equity adjustment to realign the minority stockholders ownership that resulted from the disproportionate amount received by the non-controlling interest, resulted in an increase of $3.5 million to ICG’s additional paid-in capital and a decrease of $5.1 million to the minority stockholders. Those amounts are included in the line item “Impact of subsidiary equity transactions” on ICG’s Consolidated Statements of Changes in Equity for the year ended December 31, 2010. Subsequent to the payment of the dividend, Procurian completed an equity recapitalization whereby all of Procurian’s preferred stock was converted into common stock. Following this recapitalization, ICG is entitled to receive a ratable portion of any future dividends paid to Procurian stockholders.

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

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5.	Ownership Interests and Cost Method Companies

Equity Method Companies

The following unaudited summarized financial information relates to ICG’s companies accounted for under the equity method of accounting at December 31, 2012 and 2011. This aggregate information has been compiled from the financial statements of those companies.

Balance Sheets (Unaudited)

	As of December 31,
	2012 (1)	2011 (2)
	(in thousands)

Cash and cash equivalents	$5,572	$13,687
Other current assets	11,268	28,767
Non-current assets	13,218	69,218

Total assets	$30,058	$111,672

Current liabilities	$21,115	$47,125
Non-current liabilities	1,397	10,770
Long-term debt	12,670	18,959
Stockholders’ equity	(5,124)	34,818

Total liabilities and stockholders’ equity	$30,058	$111,672

Total carrying value	$13,333	$39,052

(1)	Includes (ICG voting ownership): Acquirgy (25%), Freeborders (31%) and WhiteFence (36%).
(2)	Includes (ICG voting ownership): Acquirgy (25%), CIML (49%), Freeborders (31%), GoIndustry (26%), SeaPass (26%) and WhiteFence (36%).

As of December 31, 2012, ICG’s aggregate carrying value in equity method companies exceeded ICG’s share of the net assets of these equity method companies by approximately $15.3 million. Of this excess, $12.0 million is allocated to goodwill, which is not amortized, and $3.3 million is allocated to intangibles, which are generally being amortized over three to seven years. As of December 31, 2011, this excess was $28.4 million, $19.0 million of which was allocated to goodwill, and $9.4 million of which was allocated to intangibles. Amortization expense of $1.2 million, $2.0 million and $2.7 million associated with these intangibles for the years ended December 31, 2012, 2011 and 2010, respectively, is included in the table below in the line item “Amortization of intangible assets” and is included in “Equity loss” on ICG’s Consolidated Statements of Operations.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5.	Ownership Interests and Cost Method Companies – (Continued)

Results of Operations (Unaudited)

	Year Ended December 31,
	2012 (1)	2011 (2)	2010 (3)
	(in thousands)
Revenue	$89,958	$176,481	$243,314

Net income (loss)	$(20,159)	$(31,976)	$(29,402)

Equity income (loss) excluding impairments and amortization of intangible assets	$(7,518)	$(9,946)	$(10,452)
Impairment charge of GoIndustry	—	—	(2,914)
Amortization of intangible assets	(1,154)	(2,018)	(2,656)

Total equity income (loss)	$(8,672)	$(11,964)	$(16,022)

(1)

Includes Acquirgy, CIML (to July 11, 2012, the date of consolidation), Freeborders, GoIndustry (to July 5, 2012, the date of disposition), SeaPass (to December 27, 2012, the date of consolidation), and WhiteFence.

(2)

Includes Acquirgy, CIML, ClickEquations (to June 14, 2011, the date of its disposition), Freeborders, GoIndustry, Metastorm (to February 17, 2011, the date of disposition), SeaPass, StarCite (to December 30, 2011, the date of its disposition) and WhiteFence.

(3)	Includes Acquirgy, CIML, ClickEquations, Freeborders, GoIndustry, Metastorm, SeaPass, StarCite and WhiteFence.

Impairments

ICG performs ongoing business reviews of its equity and cost method companies to determine whether ICG’s carrying value in these companies is impaired. ICG determined its carrying value in its equity method companies was not impaired during the year ended December 31, 2012 and 2011. During the year ended December 31, 2010, ICG recorded impairment charges of $2.9 million to reduce its basis in GoIndustry.

ICG determined its carrying value in its cost method companies was not impaired during any of the years ended December 31, 2012, 2011 and 2010. See the “Cost Method Companies” subsection in this Note 5 for additional information regarding ICG’s cost method companies.

Other Equity Method Company Information

During the year ended December 31, 2012, ICG purchased shares of SeaPass preferred stock in an equity financing transaction for $9.0 million, and also acquired $13.2 million of SeaPass preferred stock from existing shareholders during the year, collectively increasing its ownership in SeaPass from 26% to 53% (See Note 4, “Consolidated Core Companies,” subsection “Acquisitions” and Note 13 “Other income (loss).”

Marketable Securities

Marketable securities represent ICG’s holdings of publicly-traded equity securities and are accounted for as available-for-sale securities. On December 30, 2011, StarCite, one of ICG’s prior equity method companies, was acquired by Active. ICG’s portion of the sale proceeds included shares of Active common stock. When the shares of Active common stock issued in connection with the StarCite sale were registered with the SEC on April 5, 2012, ICG recorded an adjustment to increase the value of the Active common stock. ICG also recorded an offsetting increase to other comprehensive income in ICG’s Consolidated Balance Sheets, to reflect the Active shares at fair value based on the closing price of Active common stock on that date. (See Note 13, “Other Income (Loss)”). The fair value of the remaining shares of Active common stock of $0.3 million is reflected in the line item “Marketable Securities” on ICG’s Consolidated Balance Sheets as of December 31, 2012.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5.	Ownership Interests and Cost Method Companies – (Continued)

Cost Method Companies

ICG’s carrying value of its holdings in cost method companies was $13.0 million and $10.8 million as of December 31, 2012 and 2011, respectively. Those amounts are reflected in the line item “Cost method companies” on ICG’s Consolidated Balance Sheets in the relevant periods. During the years ended December 31, 2011 and 2010, ICG paid $9.5 million and $0.8 million to acquire equity ownership interests in cost method companies.

ICG owns approximately 9% of Anthem Ventures Fund, L.P. (formerly eColony, Inc.) and Anthem Ventures Annex Fund, L.P. (collectively, “Anthem”), which invest in technology companies. ICG acquired its interest in Anthem in 2000 and currently has no carrying value in Anthem. Accordingly, the receipt of distributions from Anthem by ICG would result in a gain at the time ICG receives those distributions. During the year ended December 31, 2011, ICG received distributions from Anthem in the amount of $1.9 million; this amount is included in the line item “Other income (loss), net” on ICG’s Consolidated Statements of Operations for the year ended December 31, 2011. See Note 13, “Other Income (Loss).”

Escrow Information

As of December 31, 2012, 11,650 shares of Active common stock, valued at $0.1 million (based on the stock’s December 31, 2012 closing price, was the only amount of ICG’s potential proceeds from sales of former equity method and cost method companies that remained in escrow to satisfy potential or ongoing indemnification claims. The release of any of those shares to ICG would result in additional gains at the time ICG is entitled to such proceeds, the amount is fixed or determinable and realization is assured.

During 2012, 2011 and 2010, ICG received $2.4 million, $1.6 million and $1.9 million, respectively, of escrow releases in connection with the disposition of other companies in which ICG previously held equity ownership interests and recorded these amounts as gains, which are included in the line item “Other income (loss), net” on ICG’s Consolidated Statement of Operations in the respective periods. See Note 13-“Other Income (Loss).”

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6.	Financial Instruments

Derivative Financial Instruments

In 2010, Procurian entered into an interest rate swap hedge agreement with PNC Bank to mitigate the risk of fluctuations in the variable interest rate related to Procurian’s term loan with PNC Bank. The net mark-to-market adjustments recognized by Procurian are detailed in the table below and represent the change in value of the swap related to the fluctuations in the applicable interest rates during the relevant periods. That instrument was terminated by Procurian on August 1, 2012. On August 9, 2012, Procurian entered into a new interest rate swap hedge agreement with PNC Bank related to $10.0 million of its outstanding term loan balance that is effective beginning August 9, 2013. See Note 8, “Debt.”

During the years ended December 31, 2012, 2011 and 2010, Procurian utilized average rate currency options with quarterly expirations to mitigate the risk of currency fluctuations at Procurian’s operations in the United Kingdom, Europe, Asia and South America. The net mark-to-market adjustments recognized by Procurian are detailed in the table below and represent the premiums paid for the options by Procurian, as well as the change in value of the options related to the fluctuation of exchange rates during the relevant period.

In 2010, ICG managed its exposure to price fluctuations of Blackboard through the use of cashless collar contracts. The income or loss attributed to these contracts was primarily driven by the change in the closing price of Blackboard common stock from the beginning to the end of the relevant quarter, the impact of which is detailed in the table below.

The following table presents the classifications and fair values of our derivative instruments as of December 31, 2012 and 2011 (in thousands):

Consolidated Balance Sheets
Derivative	Classification	December 31, 2012	December 31, 2011
Interest rate swap	Accrued expenses	$(90)	$(36)

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6.	Financial Instruments – (Continued)

The following table presents the mark-to-market impact on earnings resulting from ICG’s hedging activities for the years ended December 31, 2012, 2011 and 2010, respectively (in thousands):

Consolidated Statements of Operations
		Year ended December 31,
Derivative	Classification	2012	2011	2010
Average rate currency options	Other income (loss), net	$(262)	$(195)	$(60)
Interest rate swap	Interest income (expense)	$54	$(24)	$(12)
Cashless collar contracts	Other income (loss), net	$—	$—	$547

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

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6.	Financial Instruments – (Continued)

The fair value hierarchy of ICG’s financial assets measured at fair value on a recurring basis was as follows (in thousands):

	Asset (liability) at December 31, 2012	Valuation Technique (Approach)	Level 1	Level 2	Level 3

Cash equivalents (money market accounts and commercial paper investments)	$23,598	Market	$23,598	$—	$—
Hedges of interest rate risk(1)	(90)	Market	—	(90)	—

	$23,508		$23,598	$(90)	$—

	Asset (liability) at December 31, 2011	Valuation Technique (Approach)	Level 1	Level 2	Level 3

Cash equivalents (money market accounts and commercial paper investments)	$111,775	Market	$111,775	$—	$—
Hedges of interest rate risk (1)	(36)	Market	—	(36)	—
Acquisition contingent consideration obligations	(1,197)	Income	—	—	(1,197)

	$110,542		$111,775	$(36)	$(1,197)

(1)

ICG’s respective counterparties under the arrangements provide quarterly statements of market values of those instruments based on significant inputs that are observable or can be derived principally from, or corroborated by, observable market data for substantially the full term of the asset or liability.

During the year ended December 31, 2012, GovDelivery determined that the estimated fair value of its acquisition contingent consideration obligations had changed with respect to a prior acquisition. The contingent consideration liability had an estimated fair value of $0.7 million, which was determined at the acquisition date, and was written down to the current estimated fair value of zero which resulted in a gain of $0.7 million that is included in “Impairment related and other” on ICG’s Consolidated Statements of Operations. In conjunction with this determination, GovDelivery also performed an impairment analysis of intangible assets and goodwill that were recorded related to the acquisition. See Note 3, “Goodwill and Intangibles, net”.

As discussed in Note 3, “Goodwill and Intangibles, net,” ICG’s non-financial assets measured on a non-recurring basis using the market approach were as follows (in thousands):

	As of December 31,
	2012	2011
	(in thousands)
Significant unobservable inputs (Level 3):
Goodwill (annual impairment assessment)	$107,794	$21,843
Acquired intangible assets (periodic assessment, as necessary)	84,715	14,431

	$192,509	$36,274

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7.	Fixed Assets

Fixed assets consist of the following:

		As of December 31,
	Useful Life	2012	2011
		(in thousands)
Computer equipment and software, office equipment and furniture	3-7 years	$27,535	$17,617
Leasehold improvements	3-6 years	1,944	1,212

		29,479	18,829
Less: accumulated depreciation and amortization		(15,693)	(13,147)

		$13,786	$5,682

Depreciation expense for the years ended December 31, 2012, 2011 and 2010 was $4.2 million, $3.0 million and $2.3 million, respectively. ICG uses the straight line method of depreciation.

8.	Debt

Long-Term Debt

ICG’s long-term debt of $28.0 million and $10.8 million at December 31, 2012 and 2011, respectively, related to its consolidated core companies and primarily consisted of a term loan at Procurian.

		As of December 31,
	Interest Rates	2012	2011
		(in thousands)

Procurian term loan	1.92-3.09%	$23,333	$14,667
Other debt	7.0-11.65%	9,981	406
Capital leases	2.25-4.00%	—	224

		33,314	15,297

Current maturities		(5,336)	(4,616)

Long-term debt		$27,978	$10,681

ICG’s long-term debt matures as follows:

2013	$5,336
2014	8,753
2015	9,145
2016	6,747
2017	3,333

$33,314

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

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8.	Debt – (Continued)

balance of $12.0 million) primarily in order to fund future acquisitions. Both the line of credit and the term loan have been secured by a first priority lien on the assets of the borrowing companies.

The term loan and the line of credit both bear interest, at Procurian’s option, at either (1) a base rate equal to the highest of PNC Bank’s prime rate, the sum of the Federal Funds Open Rates plus 0.5% and the sum of the daily LIBOR rate plus 1.0%, or (2) a daily to six month LIBOR rate plus a margin ranging from 1.5% to 2.0%, depending on the then-current debt-to-EBITDA ratio of the borrowing companies. Under the loan agreement, any outstanding principal and interest under the line of credit would become due and payable periodically through August 2, 2015, the principal under the term loan was payable in $0.4 million monthly installments through August 1, 2017, and any outstanding interest under the term loan would become due and payable periodically through August 1, 2017. There are no amounts outstanding under the line of credit; the amounts outstanding under the term loan as of December 31, 2012 and 2011 are set forth in the table above. The effective interest rate being paid by Procurian under the term loan, including the applicable margin, was 1.96% as of December 31, 2012.

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

Included in “Other Debt” in the table above is debt related to SeaPass which on October 22, 2012, entered into certain debt agreements with Horizon Technology Ventures Corporation (“Horizon”) for loans that aggregate $10.0 million relating to a $5.0 million term loan agreement and a $5.0 million line of credit which in aggregate have a fair value of $9.8 million due to the warrants SeaPass issued to Horizon in conjunction with these loans. Both loans have an interest rate of 11.65% and mature on May 1, 2016.

On November 30, 2012, GovDelivery entered into loan agreements with Venture Bank under which the company may borrow up to $4.5 million of which up to $2.0 million is under a revolving credit facility and a $2.5 million term loan that are secured by GovDelivery’s assets. The notes mature on November 30, 2017. The line of credit and the term loan bear interest at a base rate equal to the prime rate plus 2.0% but in no case will be less than 5.5%. There was nothing outstanding on this line of credit at December 31, 2012. The purpose of these loans is for the 2013 initiatives of replacing existing equipment and expansion of GovDelivery’s data centers and, as such, $2.5 million of the term loan is outstanding at the time of this Report.

9.	Segment Information

ICG has two reporting segments: the “core” segment and the “venture” segment. Companies in which ICG holds equity or convertible debt interests that are not deemed to be marketable securities are included in either the core or venture segment, while companies in which ICG holds equity interests that have been designated as marketable securities are considered “corporate” assets.

The core reporting segment includes those businesses (1) in which ICG’s management takes a very active role in providing strategic direction and operational support and (2) towards which we expect to devote relatively large proportions of ICG’s personnel, financial capital and other resources. The venture reporting segment includes companies to which ICG generally devotes less capital, holds relatively smaller ownership stakes and generally has less influence over the strategic directions and management decisions than it does with its core companies. At December 31, 2012, the core segment included the results of ICG’s consolidated core companies, recorded ICG’s share of earnings and losses of its equity core companies and captured ICG’s carrying value in its consolidated core companies and equity core companies. At December 31, 2012, the venture segment recorded ICG’s share of earnings and losses of venture companies accounted for under the equity method of accounting and captured ICG’s carrying value in those companies as well as ICG’s carrying value of its holdings in cost method companies.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9.	Segment Information – (Continued)

Approximately 5%, 7% and 8% of ICG’s consolidated revenue for the years ended December 31, 2012, 2011 and 2010, respectively, relates to sales generated in the United Kingdom. The remaining consolidated revenue for the years ended December 31, 2012, 2011 and 2010 primarily relates to sales generated in the United States. As of December 31, 2012 and 2011, ICG’s assets were located primarily in the United States.

The following summarizes selected information related to ICG’s segments for the years ended December 31, 2012, 2011 and 2010. The amounts presented as “Dispositions” in the following table represent (1) GovDocs, Inc. (“GovDocs”), a subsidiary of GovDelivery, which was sold on August 31, 2010, (2) our share of the results of Metastorm, which was sold on February 17, 2011, (3) our share of the results of ClickEquations, which was sold on June 11, 2011 (4) our share of the results of StarCite, Inc. which was sold on December 30, 2011 (5) GoIndustry, which was sold on July 5, 2012, (6) InvestorForce, which was sold on January 29, 2013 and (7) Channel Intelligence, a subsidiary of CIML, which was sold on February 20, 2013. All significant intersegment activity has been eliminated. Assets reflected in each operating segment are owned by a company in that operating segment.

Segment Information
(in thousands)
				Reconciling Items
	Core	Venture	Total Segment	Dispositions	Corporate	Other(1)	Consolidated Results
Year Ended December 31, 2012

Revenue	$166,593	$—	$166,593	$—	$—	$—	$166,593
Net income (loss) attributable to ICG Group, Inc.	$(9,312)	$(1)	$(9,313)	$(4,890)	$(20,042)	$57,234	$22,989
Assets	$337,775	$13,007	$350,782	$82,505	$14,475	$—	$447,759

Year Ended December 31, 2011
Revenue	$133,437	$—	$133,437	$—	$—	$—	$133,437
Net income (loss) attributable to ICG Group, Inc.	$10,951	$(699)	$10,252	$(10,121)	$(13,537)	$40,972	$27,566
Assets	$174,964	$11,563	$186,527	$3,866	$116,427	$—	$306,820

Year Ended December 31, 2010
Revenue	$109,213	$—	$109,213	$—	$—	$—	$109,213
Net income (loss) attributable to ICG Group, Inc.	$330	$(572)	$(242)	$(13,856)	$(12,501)	$73,188	$46,589
Assets	$148,393	$2,968	$151,361	$43,083	$86,545	$—	$280,989

(1)	The following table reflects the components in Other (in thousands):

	Year Ended December 31,
	2012	2011	2010

Corporate other income (loss) (Note 13)	$57,826	$43,207	$74,507
Noncontrolling interest	(592)	(2,235)	(1,319)

	$57,234	$40,972	$73,188

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10.	ICG Group, Inc.’s Stockholders’ Equity

Holders of ICG’s Common Stock are entitled to one vote per share and are entitled to dividends as declared. No cash dividends have been declared to date, and ICG does not intend to pay cash dividends in the foreseeable future.

ICG may establish one or more classes or series of preferred stock. The holders of the preferred stock may be entitled to preferences over common stockholders with respect to dividends, liquidation, dissolution, or winding up of ICG, as established by ICG’s Board of Directors. As of December 31, 2012 and 2011, 10,000,000 shares of preferred stock were authorized; none of these shares have been issued, and ICG does not have any plan to issue any of those shares in the foreseeable future.

11.	Equity-Based Compensation

As of December 31, 2012, incentive or non-qualified stock options may be granted to ICG employees, directors and consultants under ICG’s 2005 Omnibus Equity Compensation Plan, as such has been amended from time to time (the “Plan”). Generally, the grants vest over a period from one to four years and expire eight to ten years after the grant date. At December 31, 2012, ICG had 365,208 shares of Common Stock reserved under the Plans for possible future issuance. Most companies in which ICG holds equity ownership interests also maintain their own equity incentive/compensation plans.

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

	Year Ended December 31,			Unrecognized Equity-Based Compensation at Dec. 31, 2012	Weighted Average Years Remaining of Equity-Based Compensation Expense at Dec. 31, 2012
	(in thousands, except weighted average years remaining)
	2012	2011	2010

Stock Appreciation Rights	$2,488	$2,252	$2,037	$4,009	2.24
Stock Options	—	—	1	—	—
Restricted Stock	2,871	832	103	8,149	3.0
Deferred Stock Units	419	703	204	58	0.2

Equity-Based Compensation	5,778	3,787	2,345	12,216
Equity-Based Compensation for Consolidated Core Companies	856	473	722	3,176	3.1

	$6,634	$4,260	$3,067	$15,392

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

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11.	Equity-Based Compensation – (Continued)

Changes in SARs for the years ended December 31, 2012, 2011 and 2010 were as follows:

	Years Ended December 31,
	2012			2011			2010
	Number of SARs	Weighted Average Base Price	Weighted Average Fair Value	Number of SARs	Weighted Average Base Price	Weighted Average Fair Value	Number of SARs	Weighted Average Base Price	Weighted Average Fair Value
Granted	260,125	$9.25	$4.90	275,625	$12.15	$6.58	1,506,940	$7.11	$4.14
Exercised (1)	54,873	$7.89	$4.65	100,119	$9.74	$5.82	1,440,488	$7.52	$4.53
Forfeited	1,598	$10.54	$5.83	—	$—	$—	64,937	$9.24	$5.11
Cancelled	12.795	$6.70	$3.93	—	$—	$—	—	$—	$—

(1)	The exercise of those SARs resulted in the issuance of 9,818 , 20,229 and 372,499 shares of ICG’s Common Stock during the years ended December 31, 2012, 2011 and 2010, respectively.

The following table summarizes information about SARs outstanding at December 31, 2012:

Grant Price	SARs Outstanding	SARs Exercisable	Weighted Average Remaining Contractual Life of SARs Outstanding (in years)	Aggregate Intrinsic Value of SARs Outstanding at December 31, 2012 (in thousands)
$6.70-$7.00	1,369,717	1,008,742	7.0	$4,709
$7.34	1,946,110	1,946,110	2.6	$5,488
$8.13-$8.76	298,948	271,134	6.1	$528
$9.50-$12.15	723,475	242,819	8.1	$269

	4,338,250	3,468,805		$10,994

At December 31, 2012, 2011 and 2010, there were 3,468,805, 2,979,552 and 2,298,884 SARs exercisable, respectively, at a weighted average base price of $7.53, $7.42 and $7.61 per share, respectively, under the Plan. As of December 31, 2012, ICG expects an additional 869,445 SARs to vest in the future.

Stock Options

The fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model. Stock options generally vest annually over four years.

Changes in stock options for the years ended December 31, 2012, 2011 and 2010 were as follows:

	For Years Ended December 31,
	2012			2011			2010
	Number of Options	Weighted Average Base Price	Weighted Average Fair Value	Number of Options	Weighted Average Base Price	Weighted Average Fair Value	Number of Options	Weighted Average Base Price	Weighted Average Fair Value
Exercised	173,208	$6.03	$4.83	18,725	$8.06	$6.22	180,923	$10.48	$9.13
Cancelled	8,229	$10.62	$8.16	109,236	$42.07	$36.36	37,312	$315.18	$249.10
Forfeited	21	$8.41	$4.96		$—	$—	—	$—	$—

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11.	Equity-Based Compensation – (Continued)

The following tables summarize information about stock options outstanding at December 31, 2012:

Exercise Price	Shares Outstanding	Shares Vested and Exercisable	Weighted Average Remaining Contractual Life of Shares Outstanding (in years)	Aggregate Intrinsic Value at December 31, 2012 (in thousands)
$4.30-$7.77	1,750	1,729	3.1	$6

At December 31, 2012, 2011 and 2010 there were 1,729, 183,082 and 310,919 options exercisable, respectively, at a weighted average exercise price of $6.94, $6.25 and $16.65 per share, respectively, under the Plan. As of December 31, 2012, ICG expects an additional 21 stock options to vest in the future.

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

The following assumptions were used to determine the fair value of SARs granted to employees by ICG for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Expected volatility	56%	56%	60%
Average expected option life	6.25	5.25-6.25 years	2.75-6.25 years
Risk-free interest rate	0.92%	1.62-1.97%	1.54-2.92%
Dividend yield	0.0%	0.0%	0.0%

Restricted Stock

Recipients of restricted stock do not pay any cash consideration to ICG for the shares and have the right to vote all shares subject to the grant and receive all dividends with respect to the shares, whether or not the shares have vested.

Changes in restricted stock for the years ended December 31, 2012, 2011 and 2010 are shown in the following table:

	Years Ended December 31,
	2012		2011		2010
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Granted	116,973	$9.11	1,181,910	$9.15	42,500	$8.75
Vested	124,920	$10.01	16,625	$8.12	9,025	$7.54
Forfeited	375	$12.15	—	$—	7,500	$12.01

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11.	Equity-Based Compensation – (Continued)

The total aggregate fair value of restricted stock awards that vested during the years ended December 31, 2012, 2011 and 2010 was $1.3 million, $0.2 million and $0.1 million, respectively. During the years ended December 31, 2012, 2011 and 2010, 39,817 shares, 3,351 shares and 2,777 shares, respectively, were surrendered for satisfying withholding taxes.

Restricted stock grants for the years ended December 31, 2012, 2011 and 2010 were valued at $1.1 million, $10.8 million and $0.4 million, respectively, and are being amortized over each grant’s relevant vesting period.

There were three restricted stock grants in 2012. Of these grants, grants to employees for 69,875 shares will vest 12.5% at the nine-month anniversary of the grant date and the remaining 87.5% will vest every six months subsequent to the first vesting date. The second grant, granted to non-management directors for 18,750 shares will vest on the one year anniversary of the grant. The third grant, for executives of one of our consolidated companies for 28,348 will vest upon the achievement of certain performance conditions.

ICG made three sets of grants of its restricted stock to its employees and the employees of its companies during 2011. The first set of grants, of 15,035 shares of restricted stock to executives of a consolidated subsidiary, vest 100% in May 2018 (the seventh anniversary of the grant date). The issuance of those awards is included in the line item “Issuance of RS, net of forfeitures” in ICG’s Consolidated Statements of Changes in Equity for the year ended December 31, 2011. The amortization of the expense associated with those awards is included in the line item “Equity-based compensation related to RS” in ICG’s Consolidated Statements of Changes in Equity for the year ended December 31, 2011. The expense associated with those awards is included in the line item “Equity-Based Compensation for Consolidated Core Companies” in the summarized Equity-Based Compensation table above. The second set of grants, of 66,875 shares of restricted stock to ICG employees, vested 25% in 2012 and 25% each June through 2015. The third set of grants, of 550,000 shares of restricted stock to each of Walter W. Buckley, III, ICG’s Chief Executive Officer and Douglas A. Alexander, ICG’s President, for a total of 1,100,000 shares, vest based on service, performance conditions and market conditions, as follows. One-third (183,334) of these restricted shares vest ratably on a semi-annual basis over four years, commencing in May 2012, provided the executives remain employees of ICG. One-third (183,333) of these restricted shares vest upon (1) ICG’s achievement of trailing twelve-month consolidated revenue in excess of $500.0 million at any time on or before December 31, 2015, or (2) ICG’s achievement of its share of trailing twelve-month consolidated adjusted earnings before interest, taxes, depreciation and amortization, excluding equity-based compensation and unusual items in excess of $70.0 million at any time on or before December 31, 2015. As of December 31, 2012, ICG believes one or both of these performance targets are probable of achievement. If neither of the above financial metrics is met, but ICG achieves at least 75% of either of these targets, a portion (at least 91,667) of these restricted shares vests, with ratable vesting (up to 183,333) for the achievement of any percentage of the financial targets between 75% and 100%, on the second business day following ICG’s public disclosure of its earnings for the year ended December 31, 2015. The remaining one-third (183,333) of these restricted shares vest if the thirty-day volume weighted average price per share of ICG’s Common Stock equals or exceeds $25.00 at any time prior to December 31, 2015. A portion (91,667) of these restricted shares vests on the second business day following ICG’s public disclosure of its earnings for the year ended December 31, 2015 if the $25.00 per share stock price target is not achieved, but ICG’s total stockholder return is in the top 40% of all NASDAQ Component members for the period beginning on the date of grant and ending on December 31, 2015. In the event of a change of control (as defined in ICG’s Third Amended and Restated 2005 Omnibus Equity Compensation Plan) before December 31, 2015, all of of the shares contingent upon the achievement of the financial and stock price metrics would automatically vest and any unrecognized equity-based compensation expense associated with those awards would be immediately recognized. Additionally, in the event of a change of control during which Mr. Buckley and Mr. Alexander are terminated, the 183,334 service-based awards would automatically vest and any unrecognized equity-based compensation expense associated with those awards would be immediately recognized.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11.	Equity-Based Compensation – (Continued)

There were two restricted stock grants in 2010. The first grant vested 25% in 2011 and 25% will vest each January through 2014. The second grant also vested 25% in 2011, then 25% will vest each October through 2014.

There were 1,217,463 and 1,225,785 shares of restricted stock issued and unvested at December 31, 2012 and 2011, respectively. At December 31, 2012 ICG expects 1,208,786 shares of restricted Stock to vest.

Subsequent to December 31, 2012, ICG granted 130,440 shares of restricted Stock to certain ICG employees that will vest upon achievement of performance metrics in accordance with ICG’s established 2013 performance plan. These shares were valued at approximately $1.7 million.

Subsequent to December 31, 2012, ICG granted 30,750 restricted stock awards to certain of ICG’s non-management directors under ICG’s Amended and Restated Non-Management Director Compensation Plan (the “Director Plan”) valued at $0.4 million. See the “Deferred Stock Units (DSUs)” subtopic in this Note 11 for additional discussion of ICG’s non-management director compensation.

Deferred Stock Units (DSUs)

ICG periodically issues DSUs to its non-management directors. Each DSU represents a share of Common Stock into which that DSU will be converted upon the termination of the recipient’s service at ICG. During 2012, 2011 and 2010, non-management members of ICG’s Board of Directors received annual DSU grants for service on the Board and its committees under the Director Plan. These awards vest on the one-year anniversary of the grant and are expensed over that twelve-month period. The expense for these awards is reflected in the summarized Equity-Based Compensation table above. Beginning in 2012, each director that has achieved the minimum ownership of ICG’s equity required by ICG’s director stock ownership guidelines may elect to receive, in lieu of all or any portion of the annual service grant DSUs to which such director is entitled, an equal number of restricted shares of Common Stock. Those shares of restricted Common Stock, like the DSUs they replace, vest on the first anniversary of their grant date. Unlike the DSUs, which a director must hold until his or her service on the Board is terminated, the shares of restricted Common Stock become (subject to ICG policy and applicable securities laws) freely tradable shares of Common Stock upon vesting.

Changes in DSUs related to these annual grants for the years ended December 31, 2012, 2011 and 2010 are shown in the following table:

	For Years Ended December 31,
	2012		2011		2010
	Number of DSUs	Grant Date Fair Value	Number of DSUs	Grant Date Fair Value	Number of DSUs	Grant Date Fair Value
Granted	41,250	$8.40	60,000	$13.32	36,000	$6.80
Vested	52,500	$13.32	39,000	$8.05	36,000	$4.05
Forfeited	—	$—	—	$—	4,500	$6.80

Subsequent to December 31, 2012, ICG issued 29,250 DSUs to ICG’s non-management directors valued at $0.4 million under the Director Plan. Consistent with previously-issued annual awards, these DSUs vest on the one-year anniversary of the grant and are expensed over that twelve-month period.

ICG issues quarterly compensation payments to each non-management director for his service on the Board of Directors and its committees, as applicable, under the Director Plan. Each director had the right to elect to receive such payments in whole or in part in the form of DSUs in lieu of cash. Each participating director receives DSUs representing shares of ICG’s Common Stock with a fair market value equal to the relevant cash fees (with such fair market value determined by reference to the closing Common Stock price reported by NASDAQ on the date these cash fees otherwise would have been paid). These DSUs vest immediately. The expense for these DSUs is recorded when the fees to which the DSUs relate are earned. ICG issued 32,923 DSUs, 13,571 DSUs and 25,847 DSUs in lieu of cash for services provided by participating directors during the years ended December 31, 2012, 2011 and 2010. Expense associated with these DSUs of $0.3 million, $0.2 million and $0.2 million for the years ended December 31, 2012, 2011 and 2010, respectively, is included in the line item “Selling, general and administrative” on ICG’s Consolidated Statements of Operations, but is not reflected in the summarized Equity-Based Compensation table above.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11.	Equity-Based Compensation – (Continued)

Consolidated Core Companies

Expense related to equity-based awards recorded by ICG’s consolidated core companies for the years ended December 31, 2012, 2011 and 2010 relate primarily to Procurian. Procurian grants stock options that generally vest over 4 years, with 25% vesting on the first anniversary of the grant date and the remaining 75% vesting equally each month over the next 36 months. The fair value of each of Procurian’s option awards was estimated on the grant date using the Black-Scholes option pricing model.

12.	Commitments and Contingencies

ICG and its consolidated subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the amount of the ultimate liability with respect to legal claims/actions will not materially affect the financial position, results of operations or cash flows of ICG or its consolidated core companies.

ICG and its consolidated core companies lease their facilities under operating lease agreements expiring 2012 through 2019. Future minimum lease payments as of December 31, 2012 under the leases are as follows (in thousands):

2013	$4,090
2014	$3,689
2015	$2,857
2016	$2,533
2017	$1,398
Thereafter	$—

Rent expense under the non-cancelable operating leases was $3.6 million, $3.0 million and $2.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13.	Other Income (Loss)

Other Income (Loss), net

Other income (loss), net consists of the effect of transactions and other events relating to ICG’s ownership interests and its operations in general.

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Gain on fair value of prior equity interest of SeaPass (Note 4)	$25,501	$—	$—
Gain on fair value of prior equity interest of CIML	26,167	—	—
Gain on sale/distributions of ownership interests	2,908	1,634	1,789
Realized gains on marketable securities	1,446	—	66,952
Gain on sale of Metastorm	208	25,988	—
Gain on sale of StarCite	428	14,054	—
Loss on sale of ClickEquations	—	(803)	—
Gain on sale of Creditex	1,798	—	5,179
Dilution gain (loss) on equity method companies	—	496	(67)
Gain on other distributions	—	1,856	—
Other	(630)	(18)	654

	57,826	43,207	74,507
Total other income (loss) for consolidated core companies	53	(583)	(360)

	$57,879	$42,624	$74,147

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13.	Other Income (Loss) – (Continued)

On July 11, 2012, in conjunction with the fair value determination of ICG’s previous equity interest in CIML, ICG recorded a gain on the transaction of $26.2 million, representing the excess of ICG’s portion, $42.7 million, of the enterprise value of CIML over its carrying value for its previous equity interest as an equity method company at the date of consolidation. The primary valuation technique used to measure the acquisition date fair value of CIML immediately before the acquisition was the backsolve option-pricing method.

In 2012, ICG received 12,989 shares of Intercontinental Exchange, Inc. (NYSE:ICE) (“ICE”), representing the final distribution of escrowed proceeds related to the disposition of a former company. ICG recorded a gain in 2012 of $1.8 million based on the closing stock price of ICE common stock on the day it was released from escrow and received by ICG. In 2010, ICG received 47,056 shares of ICE, representing a distribution of escrowed proceeds related to the disposition of a former company. ICG recorded a gain in 2010 of $5.2 million based on the closing stock price of ICE common stock on the days it was released from escrow. Those gains are included in the line item “Gains on sale of Creditex” in the table above.

On July 5, 2012, GoIndustry was sold to Liquidity Services, Inc. (“Liquidity Services”). ICG’s portion of the proceeds was $2.9 million of cash, which was received in July 2012. During the year ended December 31, 2012, ICG recorded its share of the sale transaction costs incurred by GoIndustry, and, accordingly, ICG’s carrying value of GoIndustry was reduced to zero as of the date of the transaction. ICG recorded a gain of $2.9 million for the proceeds received during the year ended December 31, 2012. This gain is included in the line item “Gain on sales/distributions of ownership interests” in the table above.

On December 30, 2011, StarCite, one of ICG’s former equity method companies, was acquired by Active. ICG’s portion of the sale proceeds was $24.9 million, which was comprised of $15.8 million in cash and 668,755 shares of Active common stock valued at $9.1 million, based on the $13.60 closing stock price of Active common stock on December 30, 2011. Approximately $0.1 million of the cash consideration and 102,199 shares of the Active stock were placed in escrow, subject to customary working capital and indemnity provisions contained in the merger agreement. ICG recorded a gain of $14.1 million on the transaction during 2011 that is included in the line item ”Gain on sale of StarCite” in the table above. ICG had not received the consideration related to the StarCite transaction by December 31, 2011. Accordingly, ICG recorded a receivable in the amount of $22.7 million that is reflected in the line item “Other receivables” on ICG’s Consolidated Balance Sheets as of December 31, 2011. This amount represents cash of $15.7 million and Active common stock valued at $7.0 million, based on the $13.60 closing stock price of Active on December 31, 2011. During the year ended December 31, 2012, ICG received both the cash consideration of $15.7 million and the 513,663 shares of Active common stock that were not placed in escrow on the closing date. On December 30, 2012, in conjunction with the previous sale of StarCite, 83,627 shares of Active common stock and a deminimis amount of cash were released from escrow. As of December 31, 2012, ICG had not received these released amounts but amounts have been received in January 2013. Accordingly, ICG recorded a receivable in the amount of $0.4 million and a gain, which is included in the table above as “Gain on sale of StarCite.”

On June 14, 2011, Channel Intelligence acquired substantially all of the assets of ClickEquations. The transaction diluted ICG’s ownership in Channel Intelligence and, accordingly, ICG recorded a dilution gain of $0.5 million which is included in the line item “Dilution gain (loss) on equity method companies” in the table above. Based on the difference between the specified value of the Channel Intelligence preferred stock received by ICG in the transaction and ICG’s carrying value of ClickEquations on the transaction date, ICG recorded a loss on the sale of ClickEquations in the amount of $0.8 million which is included in the line item “Loss on sale of ClickEquations” in the table above.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13.	Other Income (Loss) – (Continued)

On February 17, 2011, Metastorm, one of ICG’s equity core companies, was sold to Open Text. ICG’s portion of the sale proceeds was $53.0 million; $51.3 million of those proceeds were received at closing on February 17, 2011, and the remaining proceeds were placed in escrow in connection with a customary indemnification holdback. As a result of this transaction, ICG recorded a gain of $24.9 million. In November 2011, ICG received $1.1 million of escrowed proceeds, which ICG recorded as a gain during the year ended December 31, 2011. In March 2012, ICG received $0.2 million of escrowed proceeds, representing the final distribution of escrowed proceeds. ICG recorded that amount as a gain during the year ended December 31, 2012. These gains are included in the line item “Gain on sale of Metastorm” in the table above.

During the years ended December 31, 2011 and 2010, ICG received final distributions of funds of $1.6 million and $1.8 million, respectively, which related to former companies. Those amounts were recorded as gains and are included in the line item “Gains on sales/distributions of ownership interests” in the table above. Also during the year ended December 31, 2011, ICG received a distribution from Anthem in the amount of $1.49 million, which was recorded as a gain and is included in the line item “Gains on other distributions” in the table above.

During the year ended December 31, 2012, Procurian recorded foreign currency losses of $0.2 million related to changes in exchange rates associated with its operations in the United Kingdom, Europe, Asia and South America. During the years ended December 31, 2011 and 2010, Procurian recorded foreign currency losses of $0.6 million and foreign currency gains of $0.4 million, respectively, related to changes in exchange rates associated with its operations in the United Kingdom and Europe. These foreign currency gains and losses, which include the mark-to-market adjustments related to the average rate currency options utilized by Procurian (see Note 6, “Financial Instruments”), comprise the majority of the other income (loss) for ICG’s consolidated core companies included in the table above.

During the year ended December 31, 2012, ICG sold 447,057 shares of Active common stock at an average price per share of $16.88. ICG received total proceeds of $7.5 million and recognized a gain on the sale of those securities of approximately $1.4 million, which is described in the table above as “Realized gains on marketable securities.”

In 2010, ICG sold 1,619,571 shares of Blackboard common stock which was traded on The NASDAQ Global Select Market (NASDAQ:BBBB) at an average price per share of $42.87. ICG received total proceeds of $69.4 million and recognized gains of $67.0 million in the year ended December 31, 2010. The gains are included in the line item “Realized gains on marketable securities” in the table above.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14.	Income Taxes

Total income tax (benefit) expense was allocated as follows:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Income tax (benefit) expense from continuing operations:

Current taxes
Federal taxes	$57	$(464)	$(811)
State taxes	640	329	72
Foreign taxes	506	164	310

Current taxes	$1,203	$29	$(429)

Deferred taxes
Federal taxes	$(376)	$56	$807
State taxes	537	(4,372)	(15)
Foreign taxes	(28)	—	(1)

Deferred taxes	$133	$(4,316)	$791

Income tax (benefit) expense	$1,336	$(4,287)	$362

ICG Group, Inc., InvestorForce, GovDelivery, Procurian and MSDSonline file a consolidated federal income tax return. ICG recorded a consolidated income tax expense of $1.3 million during the year ended December 31, 2012. This expense is comprised of $1.2 million of current tax expense, primarily state and foreign taxes for Procurian and MSDSonline, and net deferred tax expense of $0.1 million. The income tax expense for 2012 also includes a benefit of $0.8 million related to the result of reconciliation of tax depreciation expense on fixed assets, which relates to periods prior to Procurian being a consolidating member of our consolidated tax return. ICG has determined that this amount is immaterial to all applicable periods, which encompasses the years of 2009 to 2012.

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

As a result of a change in ownership under Internal Revenue Code Section 382 that occurred in 2004, ICG’s net operating loss carryforwards and capital loss carryforwards are subject to an annual limitation. The annual limitation on the utilization of these carryforwards is approximately $14.5 million. This annual limitation can be carried forward if it is not used. ICG did not use the limitation in 2009; therefore, the amount available for 2010 was $29 million, all of which was used in 2010. ICG did not use the limitation in 2011 and only a partial amount in 2012; accordingly, approximately $26 million can be carried forward to future periods. The total amount available for these carryforwards at December 31, 2011 was $159.7 million. These losses expire in varying amounts between 2012 and 2023.

Additionally, at December 31, 2012, ICG consolidated had $70 million of net operating loss carryforwards that are not subject to the Section 382 annual limitation. These net operating losses expire between 2026

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14.	Income Taxes – (Continued)

and 2029. Of these losses, approximately $20.1 million is allocable to InvestorForce and, to the extent not used in 2013, will no longer be available to ICG due to the sale of InvestorForce to MSCI (see Note 4).

GovDelivery joined in filing a consolidated federal income tax return with ICG and InvestorForce beginning in 2010. At the time of acquisition, GovDelivery had approximately $2.8 million of net operating loss carryforwards. ICG’s acquisition of GovDelivery constituted a change in ownership under Internal Revenue Code Section 382. As a result, these net operating losses are limited to approximately $1.0 million per year, plus any recognized built-in gains. At December 31, 2012, all of these NOLs are available. GovDelivery’s net deferred tax liability after acquisition accounting of $4.8 million reduced ICG’s valuation allowance.

Procurian filed its own consolidated federal income tax return, separate from ICG, through July 1, 2010. Due to Procurian’s prior equity transactions, it experienced a change in ownership under Internal Revenue Code Section 382 in 2003. As a result, Procurian’s net operating loss carryforwards are subject to an annual limitation of $3.1 million per year. Approximately $68.8 million of net operating loss carryforwards are expected to be available between December 31, 2012 and December 31, 2022. The amount available at December 31, 2012 is $37.3 million.

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

Due to the inclusion of Procurian in ICG’s consolidated federal income tax return, subsequent to July 1, 2010 operating losses of other members of the consolidated group offset a portion of Procurian’s taxable income. The benefit of those losses, which amounted to $8.3 million, $6.7 million and $4.8 million during the years ended December 31, 2012, 2011 and 2010, respectively, reduced the current and deferred tax expense in ICG’s Consolidated Statements of Operations in those years.

MSDSonline joined in the consolidated federal tax return effective when it was acquired on March 30, 2012. MSDSonline had NOLs totaling approximately $50.9 million when it was acquired. These NOLs expire in varying amounts between 2019 and 2031. The acquisition of MSDSonline constituted a change in ownership under Internal Revenue Code Section 382. The annual limitation on the utilization of MSDSonline’s NOLs equals approximately $1.7 million plus recognized built-in gains. Approximately $47.4 million of NOLs are expected to be available as a result of this limitation.

Inclusion of Procurian in ICG’s consolidated federal income tax return did not affect management’s assessment of the need for a valuation allowance for deferred tax assets other than Procurian’s. A valuation allowance has been provided for the net deferred tax assets other than Procurian’s as the Company believes, after evaluating all positive and negative evidence, both historical and prospective, that it is more likely than not that these benefits will not be realized.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14.	Income Taxes – (Continued)

ICG’s net deferred tax asset (liability) consists of the following:

	As of December 31,
	2012	2011
	(in thousands)
Deferred tax assets:

Net operating loss and capital loss carryforward – 382 limited	$97,760	$85,306
Net operating loss carryforward – not 382 limited	35,811	31,236
State net operating loss carryforward, net	4,345	4,719
Capital loss carryforward – not 382 limited	44,806	5,039
Company basis difference	18,958	65,482
Reserves and accruals	5,563	3,175
Equity-based compensation expense	9,196	7,450
AMT and other credits	582	582
Other, net	1,348	2,684

Total deferred tax assets	218,369	205,673
Valuation allowance	(162,283)	(168,355)

Deferred tax asset	56,086	37,318

Deferred tax liabilities:

Intangible assets	(25,968)	(4,765)

Total deferred tax liabilities	(25,968)	(4,765)

Total net deferred tax assets	$30,118	$32,553

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

ICG’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. ICG had no material accrual for interest or penalties on ICG’s Consolidated Balance Sheets at December 31, 2012, 2011 or 2010. ICG recognized an income tax benefit related to $0.2 million and $0.7 million of interest received in conjunction with the aforementioned refunds, which is included in ICG’s Consolidated Statements of Operations for the years ended December 31, 2011 and 2010, respectively. There were no interest and/or penalties in ICG’s Consolidated Statements of Operations for the year ended December 31, 2012.

Tax years 2007 and forward are subject to examination for federal tax purposes. Tax years 1997 through 2004 are subject to examination for federal tax purposes to the extent of net operating losses used in future years.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14.	Income Taxes – (Continued)

The effective tax rate differs from the federal statutory rate as follows:

	Year Ended December 31,
	2012	2011	2010
Tax expense (benefit) at statutory rate	35.0%	35.0%	35.0%
IRS audit adjustment and interest	—	(0.9)%	(1.4)%
Foreign and state taxes	4.6%	2.1%	0.8%
Non-deductible expenses and other	0.1%	3.7%	(1.8)%
Valuation allowance	(24.4)%	(57.8)%	(55.1)%
Consolidation of Procurian	—	—	74.7%
Reduction in deferred tax liability	—	—	(51.7)%
Prior period adjustment	(3.6)%	—	—
Acquisition of MSDSonline	(6.3)%	—	—

	5.4%	(17.9)%	0.5%

15.	Net Income (Loss) per Share

The calculations of net income (loss) per share were:

	Year Ended December 31,
	2012	2011	2010
	(in thousands, except per share data)
Basic and Diluted:
Income (loss) from continuing operations	$26,212	$30,013	$48,254
Income (loss) from discontinued operations	(3,223)	(2,447)	(1,665)

Net income (loss) attributable to ICG Group, Inc.	$22,989	$27,566	$46,589

Basic:
Income (loss) from continuing operations per share	$0.73	$0.82	$1.33
Income (loss) from discontinued operations per share	(0.09)	(0.07)	(0.05)

Net income (loss) attributable to ICG Group, Inc. per share	$0.64	$0.75	$1.28

Diluted:
Income (loss) from continuing operations per share	$0.72	$0.80	$1.30
Income (loss) from discontinued operations per share	(0.09)	(0.06)	(0.04)

Net income (loss) attributable to ICG Group, Inc. per share	$0.63	$0.74	$1.26

Shares used in computation of basic income (loss) per share	35,890	36,656	36,427

Incremental Diluted Shares Impact:
Stock options	41	84	65
SARs	546	683	538
Restricted stock	40	20	19
DSUs	26	17	15

Shares used in the computation of diluted income (loss) per share	36,543	37,460	37,064

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15.	Net Income (Loss) per Share – (Continued)

The following potentially dilutive securities were not included in the computation of diluted net loss per share, as their effect would have been anti-dilutive:

	Units (in thousands)	Weighted Average Price per Share
Year ended December 31, 2012
SARs	655	$10.98
Restricted stock*	762	$8.08

Year ended December 31, 2011
Stock options	2	$15.80
SARs	2,201	$8.03
Restricted stock*	1,195	$9.18

Year ended December 31, 2010
Stock options	111	$41.65
SARs	1,601	$7.19
Restricted stock

*

Anti-dilutive securities include contingently issuable shares unvested as of December 31, 2012, the vesting of which is based on performance conditions and market conditions that have not yet been achieved. See Note 11, “Equity-Based Compensation.”

16.	Redeemable Noncontrolling Interest

Certain GovDelivery stockholders have the ability to require GovDelivery to redeem their shares beginning in 2013. Because that redemption is outside the control of GovDelivery, ICG has classified this noncontrolling interest outside of equity and will accrete to its estimated redemption value with an offset to additional paid-in capital. This noncontrolling interest is classified as “Redeemable noncontrolling interest” on ICG’s Consolidated Balance Sheets.

Certain MSDSonline stockholders have the ability to require MSDSonline to redeem their shares beginning in 2014. Because that redemption is outside the control of MSDSonline, ICG has classified this noncontrolling interest outside of equity and will accrete to its estimated redemption value with an offset to additional paid-in capital. This noncontrolling interest is classified as “Redeemable noncontrolling interest” on ICG’s Consolidated Balance Sheets.

The following reconciles the activity related to the redeemable noncontrolling interest during the years ended December 31, 2012, 2011 and 2010 (in thousands):

Balance at January 1, 2010	$1,420
Redeemable noncontrolling interest portion of net (income)/loss	55
Accretion to estimated redemption value	186
Impact of subsidiary equity transactions	(479)

Balance at December 31, 2010	$1,182
Redeemable noncontrolling interest portion of net (income)/loss	(221)
Accretion to estimated redemption value	509
Impact of subsidiary equity transactions	(92)

Balance at December 31, 2011	$1,378

Redeemable noncontrolling interest portion of net (income)/loss	(149)
Accretion to estimated redemption value	839
Acquisition of MSDSonline	1,309
Impact of subsidiary equity transactions	6

Balance at December 31, 2012	$3,383

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

17.	Related Parties

ICG provides strategic and operational support to companies in which it holds convertible debt and equity ownership interests in the normal course of its business. ICG’s employees generally provide these services. The costs related to employees are paid by ICG and are reflected in general and administrative expenses. Non-management members of ICG’s Board of Directors are compensated with cash and equity grants of ICG Common Stock that are accounted for in accordance with guidance for equity-based payment compensation.

18.	Separate Financial Statements of Subsidiary not Consolidated

The following is summarized financial information for StarCite, which was acquired by Active on December 30, 2011, for the period from January 1, 2011 to December 30, 2011 and the year ended December 31, 2010. Prior to the sale of StarCite, ICG held a 36% equity ownership interest in the company for the majority of the two-year period ended December 31, 2011 and accounted for StarCite under the equity method of accounting. The following summarized information of StarCite is based upon that company’s financial statements, which have been prepared in conformity with GAAP and require StarCite’s management to make estimates and assumptions that affect the amounts reported. Actual results could materially differ from those estimates.

	December 31, 2011	December 31, 2010
	Unaudited	Unaudited
	(in thousands)

Total Assets	$51,335	$48,869

Total Liabilities	$32,924	$32,936

Total Stockholders’ Equity	$18,411	$15,933

	Period Ended December 31,	Year Ended December 31,
	2011	2010
	Unaudited	Unaudited
	(in thousands)

Revenue	$44,968	$44,488
Expenses	(50,324)	(49,364)

Net (loss)	$(5,356)	$(4,876)

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

19.	Selected Quarterly Financial Information (Unaudited)

The following table sets forth selected quarterly consolidated financial information for the years ended December 31, 2012 and 2011. The operating results for any given quarter are not necessarily indicative of results for any future period.

	Fiscal 2012 Quarter Ended				Fiscal 2011 Quarter Ended
	Mar.31	Jun.30	Sep.30	Dec.31	Mar.31	Jun.30	Sep.30	Dec.31
	(in thousands, except per share data)

Revenue	34,698	42,822	45,489	43,584	$32,044	$33,531	$33,427	$34,435
Operating Expenses
Cost of revenue	22,478	25,876	29,005	28,403	19,925	20,722	20,045	20,589
Sales and marketing	3,975	5,433	6,434	6,078	2,946	3,336	3,519	3,665
General and administrative	8,944	9,071	10,148	10,642	7,833	7,982	6,468	6,945
Research and development	2,527	3,327	4,215	4,106	2,244	2,467	2,272	2,174
Amortization of intangible assets	424	1,436	1,829	1,901	337	338	338	399
Impairment related and other	127	160	740	521	37	82	267	367

Total operating expenses	38,475	45,303	52,371	51,651	33,322	34,927	32,909	34,139

Operating income (loss)	(3,777)	(2,481)	(6,882)	(8,067)	(1,278)	(1,396)	518	296
Other income (loss), net	397	1,054	31,569	24,859	24,946	1,612	(374)	16,440
Interest income	137	93	104	108	84	124	90	95
Interest expense	(108)	(88)	(159)	(171)	(146)	(186)	(145)	(100)

Income (loss) before income taxes, equity loss, discontinued operations and noncontrolling interest	(3,351)	(1,422)	24,632	16,729	23,606	154	89	16,731
Income tax (expense) benefit	(540)	(392)	(70)	(334)	(2,940)	963	1,338	4,926
Equity loss	(2,303)	(3,236)	(1,607)	(1,526)	(3,576)	(3,185)	(3,245)	(1,958)

Income (loss) from continuing operations	(6,194)	(5,050)	22,955	14,869	17,090	(2,068)	(1,818)	19,699

Income (loss) from discontinued operations	(674)	(292)	(2,001)	(32)	(848)	(911)	(804)	(539)

Net income (loss)	(6,868)	(5,342)	20,954	14,837	16,242	(2,979)	(2,622)	19,160
Less: Net income attributable to the noncontrolling interest	152	652	(387)	175	352	254	335	1,294

Net income (loss) attributable to ICG Group, Inc.	$(7,020)	$(5,994)	$21,341	$14,662	$15,890	$(3,233)	$(2,957)	$17,866

Amounts attributable to ICG Group, Inc.:
Net income (loss) from continuing operations	$(6,488)	$(5,764)	$23,192	$15,272	$16,565	$(2,519)	$(2,324)	$18,291
Net income (loss) from discontinued operations	(532)	(230)	(1,851)	(610)	(675)	(714)	(633)	(425)

Net income (loss)	$(7,020)	$(5,994)	$21,341	$14,662	$15,890	$(3,233)	$(2,957)	$17,866

Basic income (loss) per share (1)
Income (loss) from continuing operations	$(0.18)	$(0.16)	$0.65	$0.43	$0.45	$(0.07)	$(0.06)	$0.50
Income (loss) from discontinued operations	(0.01)	(0.01)	(0.05)	(0.02)	(0.02)	(0.02)	(0.02)	(0.01)

Net income (loss) attributable to ICG Group, Inc. operations	$(0.19)	$(0.17)	$0.60	$0.41	$0.43	$(0.09)	$(0.08)	$0.49

Shares used in computation of basic income (loss) per share (1)	36,156	35,917	35,650	35,840	36,944	36,961	36,556	36,170

Diluted income (loss) per share (1)
Income (loss) from continuing operations	$(0.18)	$(0.16)	$0.64	$0.42	$0.44	$(0.07)	$(0.06)	$0.50
Income (loss) from discontinued operations	(0.01)	(0.01)	(0.05)	(0.02)	(0.02)	(0.02)	(0.02)	(0.01)

Net income (loss) attributable to ICG Group, Inc.	$(0.19)	$(0.17)	$0.59	$0.40	$0.42	$(0.09)	$(0.08)	$0.49

Shares used in computation of diluted income (loss) per share (1)	36,156	35,917	36,273	36,912	37,991	36,961	36,556	36,633

(1)	The sum of quarterly income (loss) per share differs from the full year amount due to changes in the number of shares outstanding during the year.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

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

Management of ICG Group, Inc. evaluated ICG’s internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of its internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Board of Directors. Based on this assessment, as of December 31, 2012, ICG’s internal control over financial reporting was effective based on those criteria.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

ICG Group, Inc. and Subsidiaries:

We have audited ICG Group, Inc. and Subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ICG Group, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, ICG Group, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ICG Group, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), changes in equity and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 18, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 18, 2013

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

We incorporate by reference the information contained under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Executive Officers” and “Corporate Governance” in our Definitive Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed within 120 days after the end of the year covered by this Report pursuant to Regulation 14A under the Exchange Act.

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

We incorporate by reference the information contained under the caption “Executive Compensation” in our Definitive Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed within 120 days after the end of the year covered by this Report pursuant to Regulation 14A under the Exchange Act.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We incorporate by reference the information contained under the caption “Security Ownership of Certain Beneficial Owners and Directors and Officers” in our Definitive Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed within 120 days after the end of the year covered by this Report pursuant to Regulation 14A under the Exchange Act.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

We incorporate by reference the information contained under the caption “Certain Relationships and Related Transactions” in our Definitive Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed within 120 days after the end of the year covered by this Report pursuant to Regulation 14A under the Exchange Act.

ITEM 14.	Principal Accountant Fees and Services

We incorporate by reference the information contained under the caption “Ratification of Appointment of Independent Registered Public Accountant” in our Definitive Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed within 120 days after the end of the year covered by this Report pursuant to Regulation 14A under the Exchange Act.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

1.	Consolidated Financial Statements

The Consolidated Financial Statements and related Notes thereto as set forth under Item 8 of this Report are incorporated herein by reference.

2.	Financial Statement Schedule

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

ICG Group, Inc. and Subsidiaries:

Under date of March 18, 2013, we reported on the consolidated balance sheets of ICG Group, Inc. and Subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), changes in equity and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. The consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 18, 2013

The following financial statement schedule of ICG Group, Inc. for each of the years ended December 31, 2012, 2011 and 2010 should be read in conjunction with our Consolidated Financial Statements and related Notes thereto.

ICG GROUP, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2010, 2011 and 2012

(in thousands)

	Balance at the beginning of the year	Charged to costs and expenses	Charged to Other accounts	Write-offs	Balance at the end of the year
Allowance for Doubtful Accounts:
December 31, 2010	$590	$293	$(39)	$(128)	$716
December 31, 2011	$716	$(7)	$—	$(93)	$616
December 31, 2012	$616	$255	—	$(180)	$691

3.	List of Exhibits

The following is a list of exhibits required by Item 601 of Regulation S-K filed as part of this Report. Where so indicated, exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

Exhibit Number	Document

3.1.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form 8-A, filed August 4, 1999 (File No. 000-26989)).

3.1.2	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed March 31, 2003 (File No. 001-16249)).

3.1.3	Second Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed August 9, 2004 (File No. 001-16249)).

3.1.4	Third Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed June 22, 2011 (File No. 001-16249)).

3.2	Second Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed April 13, 2012 (File No. 001-16249)).

4.1	Form of Certificate for Company Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2010, filed June 24, 2011 (File No. 001-16249)).

10.1	Third Amended and Restated 2005 Omnibus Equity Compensation Plan of the Company (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2010, filed June 24, 2011 (File No. 001-16249)).*

10.2	ICG Amended and Restated Non-Management Director Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2010, filed June 24, 2011 (File No. 001-16249)).*

10.3	Amended and Restated Director Deferred Stock Unit Program of the Company (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2010, filed June 24, 2011 (File No. 001-16249)).*

10.4.1	Logistics.com, Inc. 2001 Equity Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed March 31, 2003 (File No. 001-16249)).*

10.4.2	Amendment No. 1 to the Logistics.com, Inc. 2001 Equity Compensation Plan (incorporated by reference to Exhibit 10.3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed March 31, 2003 (File No. 001-16249)).*

10.5	ICG 2012 Performance Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 13, 2012 (File No. 001-16249)).*

Exhibit Number	Document

10.6.1	ICG 2013 Performance Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 5, 2013 (File No. 001-16249)).*

10.6.2	Form of Company Performance Plan Restricted Share Agreement (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed March 5, 2013 (File No. 001-16249)).

10.7	Form of Company Restricted Share Agreement Without Performance Acceleration (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2010, filed June 24, 2011 (File No. 001-16249)).*

10.8	Form of Company Non-Management Director Restricted Share Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2010, filed June 24, 2011 (File No. 001-16249)).*

10.9	Form of Company Stock Unit Award Agreement (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2010, filed June 24, 2011 (File No. 001-16249)).*

10.10	Form of Company Stock Appreciation Right Certificate (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2010, filed June 24, 2011 (File No. 001-16249)).*

10.11	Form of Company Non-Employee Director Stock Appreciation Right Certificate (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2010, filed June 24, 2011 (File No. 001-16249)).*

10.12.1	Employment Agreement, dated February 28, 2007, by and among Internet Capital Group Operations, Inc., the Company and Walter W. Buckley, III (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 5, 2007 (File No. 001-16249)).*

10.12.2	Amendment 2008-1 to the Employment Agreement, dated as of December 18, 2008, by and between Internet Capital Group Operations, Inc. and Walter W. Buckley, III (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed December 18, 2008 (File No. 001-16249)).*

10.12.3	Amendment 2010-1 to the Employment Agreement, dated as of June 18, 2010, by and between Internet Capital Group Operations, Inc. and Walter W. Buckley, III (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed June 24, 2010 (File No. 001-16249)).*

10.13	Restricted Share Agreement dated as of October 4, 2011 by and among the Company, Internet Capital Group Operations, Inc. and Walter W. Buckley, III (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed November 8, 2011 (File No. 001-16249)).*

10.14	Amended and Restated Letter Agreement, dated October 6, 2011, by and between the Company and R. Kirk Morgan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 7, 2011 (File No. 001-16249)).*

10.15.1	Employment Agreement, dated April 18, 2007, by and between the Company and Douglas A. Alexander (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 18, 2007 (File No. 001-16249)).*

10.15.2	Amendment 2008-1 to the Employment Agreement, dated as of December 18, 2008, by and between Internet Capital Group Operations, Inc. and Douglas A. Alexander (incorporated by reference to Exhibit

Exhibit Number	Document
10.3 to the Company’s Current Report on Form 8-K, filed December 18, 2008 (File No. 001-16249)).*

10.15.3	Amendment 2010-1 to the Employment Agreement, dated as of June 18, 2010, by and between Internet Capital Group Operations, Inc. and Douglas A. Alexander (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed June 24, 2010 (File No. 001-16249)).*

10.16	Restricted Share Agreement dated as of October 4, 2011 by and among the Company, Internet Capital Group Operations, Inc. and Douglas Alexander (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed November 8, 2011 (File No. 001-16249)).*

10.17	Form of Restrictive Covenant Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed July 28, 2005 (File No. 001-16249)).*

10.18	Form of Agreement of Limited Partnership for the Company’s Carried Interest Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current report on Form 8-K, filed December 13, 2007 (File No. 001-16249)).*

10.19	Form of Limited Partnership Interest Grant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed December 13, 2007 (File No. 001-16249)).*

10.20	Company Compensation Clawback Policy (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2010, filed June 24, 2011 (File No. 001-16249)).*

10.21	Agreement and Plan of Merger, dated as of March 27, 2012, by and among MSDSonline Holdings, Inc., MSDSonline Acquisition Corp., MSDSonline, Inc., GB Stockholder services, Inc. as the Stockholder Representative, and ICG Holdings, Inc., as the Guarantor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 2, 2012 (File No. 001-16249)).

10.22	Executive Lease Agreement, dated as of July 26, 2012, by and among Channel Intelligence, Inc., CIML, LLC, Internet Capital Group Operations, Inc., ICG Group, Inc. and Douglas Alexander (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 26, 2012 (File No. 001-16249)).

10.23	CIML, LLC 2012 Profits Interest Plan, effective as of July 26, 2012 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed July 26, 2012 (File No. 001-16249)).

10.24	CIML, LLC 2012 Profits Interest Plan Restricted Unit Award Agreement, dated as of July 26, 2012, between CIML, LLC and Douglas Alexander (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed July 26, 2012 (File No. 001-16249)).

10.25	Waiver and First Amendment to Loan Documents, dated as of August 9, 2012, by and among Procurian USA Inc., ICG Commerce Investments, LLC, Procurian International I LLC, Procurian Inc. and PNC Bank, National Association (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed August 9, 2012 (File No. 001-16249)).

10.26	Amended and Restated Term Note, dated as of August 9, 2012, by Procurian USA Inc., ICG Commerce Investments LLC, Procurian International I LLC and Procurian Inc. in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2012, filed August 9, 2012 (File No. 001-16249)).

10.27	Amended and Restated CIML, LLC 2012 Profits Interest Plan, effective as of September 19, 2012 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed November 9, 2012 (File No. 001-16249)).

Exhibit Number	Document

11.1	Statement Regarding Computation of Per Share Earnings (included herein at Note 2-“Significant Accounting Policies” in the subsection “Net Income (Loss) Per Share” to the Consolidated Financial Statements and Note 15-“Net Income (Loss) Per Share” to the Consolidated Financial Statements).

14.1	Company Corporate Code of Conduct (incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K, filed June 22, 2011 (File No. 001-16249)).

21.1	Subsidiaries of ICG Group, Inc. (filed herewith).

23.1	Consent of KPMG LLP (filed herewith).

31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	Lease dated February 28, 2012 between Radnor Properties-555 LA, L.P. and Internet Capital Group Operations, Inc. (Incorporated by reference to Exhibit 99.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed March 15, 2012 (File No. 001-16249)).

99.2	Assignment and Consent dated February 28, 2012 among Crawford Advisors, LLC, Internet Capital Group Operations, Inc. and Radnor Properties-555 LA, L.P. (Incorporated by reference to Exhibit 99.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed March 15, 2012 (File No. 001-16249)).

101

The following financial information formatted in eXtensible Business Reporting Language (XBRL) from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed March 18, 2013:

(i) Consolidated Balance Sheets—December 31, 2012 and 2011, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss)—Years Ended December 31, 2012, 2011 and 2010, (iii) Consolidated Statements of Changes in Equity—Years Ended December 31, 2012, 2011 and 2010, (iv) Consolidated Statements of Cash Flows—Year Ended December 31, 2012, 2011 and 2010 and (v) Notes to Consolidated Financial Statements.**

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

Date: March 18, 2013	ICG GROUP, INC.

	By:	/s/ R. KIRK MORGAN
	Name:	R. Kirk Morgan
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated, and on the date set forth above.

Signature	Title

/s/ WALTER W. BUCKLEY, III	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
Walter W. Buckley, III

/s/ R. KIRK MORGAN	Chief Financial Officer (Principal Financial and Accounting Officer)
R. Kirk Morgan

/s/ DAVID J. ADELMAN	Director
David J. Adelman

/s/ DAVID J. BERKMAN	Director
David J. Berkman

/s/ THOMAS A. DECKER	Director
Thomas A. Decker

/s/ DAVID K. DOWNES	Director
David K. Downes

/s/ THOMAS P. GERRITY	Director
Thomas P. Gerrity

/s/ MICHAEL J. HAGAN	Director
Michael J. Hagan

/s/ PETER K. MILLER	Director
Peter K. Miller

/s/ PHILIP J. RINGO	Director
Philip J. Ringo