Form 10-Q
period 2013-03-31
ICG GROUP, INC.
filed 2013-05-09
CIK 1085621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013.

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

The number of shares of the Company’s Common Stock, $0.001 par value per share, outstanding as of May 6, 2013, was 38,002,806 shares.

ICG GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

INDEX

PART I – FINANCIAL INFORMATION

Availability of Reports and Other Information

Our Internet website address is www.icg.com. Unless this Quarterly Report on Form 10-Q (this “Report”) explicitly states otherwise, neither the information on our website, nor the information on the websites of any of our companies, is incorporated by reference into this Report.

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

During the periods presented in this Report, Procurian Inc.’s (“Procurian’s”) financial results represented a sizable majority of our consolidated financial results. Accordingly, the occurrence of any of the above factors at Procurian could have a disproportionately adverse effect on our results, levels of activity, performance or achievements.

In light of those risks, uncertainties and assumptions, the forward-looking events discussed in this Report might not occur. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue” or the negative of such terms or other similar expressions. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this Report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a more detailed discussion of some of the risks and uncertainties referenced above, see Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, as well as other reports and registration statements filed by us with the SEC.

Our Businesses

ICG Group, Inc. (referred to in this Report as “ICG,” the “Company,” “we,” “our,” or “us”) was formed on March 4, 1996 and is headquartered in Radnor, Pennsylvania. We focus on owning and operating cloud-based software and services businesses with recurring revenue streams that improve the productivity and efficiency of their business customers.

The results of operations of our businesses are reported in two segments: the “core” reporting segment and the “venture” reporting segment. Our core reporting segment includes those businesses (1) in which our management takes a very active role in providing strategic direction and operational support and (2) towards which we expect to devote relatively large proportions of our personnel, financial capital and other resources. We focus on the aggregate results of the companies in our core segment given our business strategy to own and operate companies with the following common characteristics: recurring revenue models, significant research and development and sales and marketing initiatives designed to grow their businesses and customers which consist exclusively of businesses and government entities. As of the date of this Report, we own majority controlling equity positions in (and therefore consolidate the financial results of) four core companies, which we call our “consolidated core companies.” We generally own substantial minority equity positions (i.e., the largest equity positions) in our other core companies, which we call our “equity core companies.” In this Report, we refer to our consolidated core companies and equity core companies collectively as our “core companies.” Our venture reporting segment includes companies in which we take a less active role in terms of strategic direction and operational support, and, accordingly, towards which we devote relatively small amounts of personnel, financial capital and other resources (those companies, our “venture companies”).

As of the date of this Report, our consolidated core companies consisted of:

BOLT Solutions, Inc. (“Bolt”) (f/k/a SeaPass Solutions Inc.)

Bolt develops and markets processing solutions that enable insurance agents, brokers, wholesalers and carriers to interact seamlessly in real-time quoting, issuance, endorsements and other client service and acquisition activities without cumbersome and costly system integration.

GovDelivery Holdings, Inc. (“GovDelivery”)

GovDelivery is a provider of government-to-citizen communication solutions. GovDelivery’s digital communication management cloud-based platform enables government organizations to provide citizens with access to relevant information by delivering new information through email, mobile text alerts, RSS and social media channels from U.S. and U.K. government entities at the national, state and local levels.

MSDSonline Holdings, Inc. (“MSDSonline”)

MSDSonline offers an integrated suite of cloud-based solutions that help companies manage a variety of global environmental, health and safety regulatory compliance requirements. MSDSonline’s products and services help businesses create safer work environments by identifying, managing and reducing potential workplace and environmental hazards that save time, lower costs and reduce the risk and liability associated with meeting compliance requirements.

Procurian Inc. (“Procurian”)

Procurian is a specialist in comprehensive procurement solutions that work with transformational business leaders to drive sustainable changes to their cost structures on an accelerated basis. Procurian integrates superior market intelligence with its customers’ businesses to optimize spending and deliver savings.

As of the date of this report, our equity core companies consisted of:

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

CIML, LLC (“CIML”)

CIML holds MyList Corporation (“mylist”), a publishing platform that allows manufacturers and retailers to share their products in a connected, contextual way among the more than 1.2 billion Facebook users, and its subsidiaries. Following an internal corporate reorganization transaction that occurred in May 2012, CIML held Channel Intelligence, Inc. (“Channel Intelligence”), mylist and their respective subsidiaries. We consolidated CIML’s results with ours from July 11, 2012, when our equity ownership stake in CIML and our involvement in Channel Intelligence and mylist increased, until February 20, 2013, when Channel Intelligence was sold to Google Inc. (NASDAQ: GOOG) (“Google”) and our equity ownership stake in CIML decreased as a result of the exercise of existing warrants and options; we now account for CIML under the equity method.

Cost Method Companies

In addition, we hold various relatively small equity interests in other companies which we collectively refer to as “cost method companies.” The cost method companies are included as assets of our venture segment.

As of the date of this report, the companies presented as discontinued operations consisted of:

Channel Intelligence, Inc.

Channel Intelligence was a wholly-owned subsidiary of CIML (which is described above) until it was sold to Google in February 2013. As a result of that sale, we have presented the financial results of Channel Intelligence as discontinued operations in our consolidated financial statements and, accordingly, Channel Intelligence’s results were not included in CIML’s results for the period during which CIML’s results were consolidated with ours.

Investor Force Holdings, Inc. (“InvestorForce”)

InvestorForce was a consolidated company from 2005 until January 29, 2013, when it was sold to MSCI Inc. (NYSE: MSCI) (“MSCI”). As a result of that sale, we have presented the financial results of InvestorForce as discontinued operations in our consolidated financial statements for all periods presented.

Item 1.	Financial Statements

ICG GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Data)

	March 31, 2013	December 31, 2012
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$97,023	$45,642
Restricted cash	877	827
Accounts receivable, net of allowance($569-2013;$691-2012)	48,471	47,405
Deferred tax assets	348	348
Prepaid expenses and other current assets	5,008	6,503
Assets of discontinued operations	—	82,505

Total current assets	151,727	183,230

Fixed assets, net of accumulated depreciation and amortization ($16,264-2013; $15,693-2012)	13,109	13,786
Marketable securities	630	327
Ownership interests	15,126	13,333
Goodwill	108,066	107,794
Intangibles, net	79,746	84,715
Deferred tax assets	29,681	29,770
Cost method companies	13,007	13,007
Other assets, net	1,870	1,797

Total Assets	$412,962	$447,759

Liabilities
Current Liabilities
Current maturities of long-term debt	$7,239	$5,336
Accounts payable	4,510	7,023
Accrued expenses	7,790	8,428
Accrued compensation and benefits	8,549	19,721
Deferred revenue	19,957	19,680
Liabilities of discontinued operations	—	10,433

Total current liabilities	48,045	70,621
Long-term debt	28,464	27,978
Deferred revenue	160	179
Other liabilities	5,803	6,566

Total Liabilities	82,472	105,344

Redeemable noncontrolling interest (Note 4)	3,608	3,383

Equity
ICG Group, Inc.’s Stockholders’ Equity
Preferred stock, $0.01 par value; 10,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 2,000,000 shares authorized, 42,382 shares (2013) and 42,155 shares (2012) issued	42	42
Treasury stock, at cost, 4,373 shares (2013) and 4,211 shares (2012)	(31,087)	(28,973)
Additional paid-in capital	3,552,124	3,549,533
Accumulated deficit	(3,235,676)	(3,254,744)
Accumulated other comprehensive income	36	40

Total ICG Group, Inc.’s Stockholders’ Equity	285,439	265,898
Noncontrolling Interest	41,443	73,134

Total Equity	326,882	339,032

Total Liabilities, Redeemable noncontrolling interest and Equity	$412,962	$447,759

See accompanying Notes to Consolidated Financial Statements.

ICG GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended March 31,
	2013	2012

Revenue	$46,339	$34,698

Operating expenses
Cost of revenue	29,909	22,478
Sales and marketing	8,013	3,975
General and administrative	11,010	8,944
Research and development	3,204	2,527
Amortization of intangible assets	2,899	424
Impairment related and other	489	127

Total operating expenses	55,524	38,475

Operating income (loss)	(9,185)	(3,777)
Other income (loss), net	(973)	397
Interest income	31	137
Interest expense	(459)	(108)

Income (loss) before income taxes, equity loss and noncontrolling interest	(10,586)	(3,351)
Income tax (expense) benefit	(827)	(540)
Equity loss	(701)	(2,303)

Income (loss) from continuing operations	(12,114)	(6,194)
Income (loss) from discontinued operations, including gain on sale, net of tax	27,596	(674)

Net income (loss)	15,482	(6,868)
Less: Net income (loss) attributable to the noncontrolling interest	(3,586)	152

Net income (loss) attributable to ICG Group, Inc.	$19,068	$(7,020)

Amounts attributable to ICG Group, Inc.:
Net income (loss) from continuing operations	$(10,922)	$(6,488)
Net income (loss) from discontinued operations	29,990	(532)

Net income (loss)	$19,068	$(7,020)

Basic income (loss) per share attributable to ICG Group, Inc.:
Income (loss) from continuing operations	$(0.30)	$(0.18)
Income (loss) from discontinued operations	0.82	(0.01)

Net income (loss)	$0.52	$(0.19)

Shares used in computation of basic income (loss) per share	36,713	36,156

Diluted income (loss) per share attributable to ICG Group, Inc.:
Income (loss) from continuing operations	$(0.30)	$(0.18)
Income (loss) from discontinued operations	0.82	(0.01)

Net income (loss)	$0.52	$(0.19)

Shares used in computation of diluted income (loss) per share	36,713	36,156

Net income (loss)	$15,482	$(6,868)

Other comprehensive income (loss)
Unrealized holding gain (loss) in marketable securities	(109)	—
Other accumulated other comprehensive income (loss)	105	(14)

Comprehensive income (loss)	15,478	(6,882)
Less: Comprehensive income (loss) attributable to the noncontrolling interest	(3,481)	138

Comprehensive income (loss) attributable to ICG Group, Inc.	$18,959	$(7,020)

See accompanying Notes to Consolidated Financial Statements.

ICG GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In Thousands, Except Per Share Data)

(Unaudited)

	ICG Group, Inc. Stockholders’ Equity
	Common Stock		Treasury Stock, at cost		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (AOCI)	Non- Controlling Interest	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2011	40,729	$41	(3,281)	$(20,619)	$3,544,121	$(3,277,733)	$74	$7,613	$253,497
Equity-based compensation expense related to stock appreciation rights (SARs) and stock options	—	—	—	—	608	—	—	—	608
Equity-based compensation expense related to deferred stock units (DSUs)	—	—	—	—	159	—	—	—	159
Equity-based compensation expense related to restricted stock (RS)	—	—	—	—	690	—	—	—	690
Issuance of DSUs	47	—	—	—	47	—	—	—	47
Issuance of RS, net of forfeitures	17	—	—	—	(18)	—	—	—	(18)
Exercise of SARs and stock options, net of surrenders	27	—	—	—	227	—	—	—	227
Impact of redeemable noncontrolling interest accretion	—	—	—	—	(69)	—	—	—	(69)
Impact of incremental acquisition of consolidated subsidiary	—	—	—	—	(1,082)	—	—	(365)	(1,447)
Impact of subsidiary equity transactions	—	—	—	—	147	—	—	13	160
Repurchase of common stock	—	—	(303)	(2,660)	—	—	—	—	(2,660)
Noncontrolling owners share of AOCI of consolidated subsidiary	—	—	—	—	—	—	(14)	14	—
Net income (loss)	—	—	—	—	—	(7,020)	—	186	(6,834)

Balance as of March 31, 2012	40,820	$41	(3,584)	$(23,279)	$3,544,830	$(3,284,753)	$60	$7,461	$244,360

Balance as of December 31, 2012	42,155	$42	(4,211)	$(28,973)	$3,549,533	$(3,254,744)	$40	$73,134	$339,032
Equity-based compensation expense related to SARs and stock options	—	—	—	—	601	—	—	—	601
Equity-based compensation expense related to DSUs	—	—	—	—	90	—	—	—	90
Equity-based compensation expense related to RS	—	—	—	—	1,189	—	—	—	1,189
Issuance of DSUs	37	—	—	—	70	—	—	—	70
Issuance of RS, net of forfeitures	153	—	—	—	(95)	—	—	—	(95)
Exercise of SARs and stock options, net of surrenders	37	—	—	—	(231)	—	—	—	(231)
Impact of redeemable noncontrolling interest accretion	—	—	—	—	(280)	—	—	—	(280)
Impact of sale of consolidated subsidiaries	—	—	—	—	—	—	—	(28,144)	(28,144)
Impact of subsidiary equity transactions	—	—	—	—	1,247	—	—	89	1,336
Repurchase of common stock	—	—	(162)	(2,114)	—	—	—	—	(2,114)
Net unrealized appreciation in marketable securities and reclassification adjustments	—	—	—	—	—	—	(109)	—	(109)
Noncontrolling owners share of AOCI of consolidated subsidiaries	—	—	—	—	—	—	105	(105)	—
Net income (loss)	—	—	—	—	—	19,068	—	(3,531)	15,537

Balance as of March 31, 2013	42,382	$42	(4,373)	$(31,087)	$3,552,124	$(3,235,676)	$36	$41,443	$326,882

See accompanying Notes to Consolidated Financial Statements.

ICG GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Operating Activities – continuing operations
Net income (loss)	$15,482	$(6,868)
(Income) loss from discontinued operations, including gain on sale, net of tax	(27,596)	674
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	4,891	1,193
Impairment related and other	489	127
Equity-based compensation	2,282	1,638
Equity loss	701	2,303
Other (income) loss	973	(397)
Deferred income taxes	89	643
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(1,488)	(5,617)
Prepaid expenses and other assets	697	(675)
Accounts payable	(2,349)	149
Accrued expenses	(562)	818
Accrued compensation and benefits	(11,364)	(4,625)
Deferred revenue	109	2,038
Other liabilities	(704)	(306)

Cash flows provided by (used in) operating activities	(18,350)	(8,905)
Investing Activities – continuing operations
Capital expenditures, net	(1,148)	(944)
Advanced deposits for acquisition of fixed assets	(47)	(583)
Change in restricted cash	(55)	(40)
Proceeds from sales/distributions of ownership interests	73,369	15,901
Ownership acquisitions, net of cash acquired	(1,782)	(56,803)

Cash flows provided by (used in) investing activities	70,337	(42,469)
Financing Activities – continuing operations
Acquisition of noncontrolling interest in subsidiary equity	—	(1,447)
Borrowings of long-term debt	3,309	1,008
Repayment long-term debt and capital lease obligations	(1,414)	(1,604)
Purchase of treasury stock	(2,114)	(2,660)
Tax withholdings related to equity-based awards	(231)	—
Cash received for stock option exercises	—	227
Other financing activities	—	26

Cash flows provided by (used in) financing activities	(450)	(4,450)
Effect of exchange rates on cash	(28)	110
Discontinued Operations
Cash flows provided by (used in) operating activities	(128)	100
Cash flows provided by (used in) investing activities	—	(24)
Cash flows provided by (used in) financing activities	—	—

Net increase (decrease) in cash and cash equivalents from discontinued operations	(128)	76
Net increase (decrease) in cash and cash equivalents	51,381	(55,638)
Cash and cash equivalents at beginning of period	45,642	121,909

Cash and cash equivalents at end of period	$97,023	$66,271

See accompanying Notes to Consolidated Financial Statements.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	The Company

Description of the Company

ICG Group, Inc. (together with its subsidiaries, “ICG”) owns and operates cloud-based software and services businesses with recurring revenue streams that improve the productivity and efficiency of their business customers. Founded in 1996, ICG works to drive growth at those companies through strategic and operational support, as well as providing financial capital.

Basis of Presentation

The Consolidated Financial Statements contained herein (the “Consolidated Financial Statements”) include the accounts of ICG Group, Inc. and its wholly-owned subsidiaries, wholly-controlled subsidiaries and majority-owned subsidiaries. Channel Intelligence, a former subsidiary of CIML, and InvestorForce were previously consolidated core companies but were sold during the three months ended March 31, 2013. Accordingly, the financial results and financial position of those companies are presented as discontinued operations in the Consolidated Financial Statements for all periods presented and are excluded from the tables below.

ICG’s Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012 included the financial position of the following majority-owned subsidiaries:

March 31, 2013	December 31, 2012
Bolt (1)	Bolt (1)
GovDelivery	CIML (2)
MSDSonline	GovDelivery
Procurian	MSDSonline (3)
Procurian

ICG’s Consolidated Statements of Operations and Comprehensive Income (Loss) (its “Consolidated Statements of Operations”) for the three-month periods ended March 31, 2013 and 2012 included the results of the following majority-owned subsidiaries:

Three Months Ended March 31,
2013	2012
Bolt (1)	GovDelivery
CIML (2)	Procurian
GovDelivery
MSDSonline (3)
Procurian

(1)

On December 27, 2012, ICG acquired additional equity ownership interests in Bolt that increased ICG’s ownership in the company to 53%; ICG began consolidating the financial position of Bolt as of that date. The results of operations of Bolt from the date of acquisition through December 31, 2012 were immaterial to ICG; the results of operations of Bolt are included in ICG’s Consolidated Statements of Operations beginning on January 1, 2013. See Note 4, “Consolidated Core Companies,” for additional information regarding ICG’s consolidation of Bolt.

(2)

CIML includes the assets and results of operations of mylist and its subsidiaries that are continuing operations from July 11, 2012, the date of consolidation when ICG increased its ownership in the company to 52%, to February 20, 2013, when ICG’s equity ownership interest in CIML was reduced to 38%.

(3)

On March 30, 2012, ICG acquired 96% of MSDSonline and began consolidating the financial position of that company as of that date. The results of operations of MSDSonline from the date of acquisition through March 31, 2012 were immaterial to ICG; the results of operations of MSDSonline are included in ICG’s Consolidated Statements of Operations beginning on April 1, 2012. See Note 4, “Consolidated Core Companies,” for additional information regarding ICG’s acquisition of MSDSonline.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

2.	Significant Accounting Policies

Principles of Accounting for Ownership Interests

The various interests that ICG acquires in its companies are accounted for under one of three methods: the consolidation method, the equity method and the cost method. The applicable accounting method is generally determined based on ICG’s voting interest in a company.

Consolidation. Companies in which (1) ICG directly or indirectly owns more than 50% of the outstanding voting securities, and (2) other stockholders do not possess the right to affect significant management decisions are generally accounted for under the consolidation method of accounting. Participation of other stockholders in the net assets and in the earnings or losses of a consolidated subsidiary is reflected in the line items “Noncontrolling Interest” in ICG’s Consolidated Balance Sheets and “Net income attributable to the noncontrolling interest” in ICG’s Consolidated Statements of Operations. Noncontrolling interest adjusts ICG’s consolidated results of operations to reflect only ICG’s share of the earnings or losses of the consolidated subsidiary.

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

An increase in ICG’s ownership interest in a company accounted for under the equity or cost method of accounting in which ICG obtains a controlling financial interest is accounted for as a step acquisition, with an allocation of the purchase price to the fair value of the net assets acquired. In addition, ICG remeasures its previously held ownership interest in a company that was previously not consolidated at the acquisition date fair value; any gain or loss resulting from this remeasurement is recognized in ICG’s Consolidated Statements of Operations at that time. ICG begins to include the financial position and operating results of the newly-consolidated subsidiary in its Consolidated Financial Statements from the date ICG obtains the controlling financial interest in that subsidiary. If control is lost, any retained interest is measured at fair value, and a gain or loss is recognized in ICG’s Consolidated Statements of Operations at that time. In addition, to the extent ICG maintains a smaller equity ownership, the accounting method used for that company is adjusted to the equity or cost method of accounting, as appropriate, for subsequent periods.

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

Cost Method. Companies not accounted for under either the consolidation method or equity method of accounting are accounted for under the cost method of accounting and are referred to in these Notes to Consolidated Financial Statements as “cost method companies.” ICG’s share of the earnings and/or losses of cost method companies is not included in ICG’s Consolidated Statement of Operations. However, impairment charges related to cost method companies are recognized in ICG’s Consolidated Statements of Operations. If circumstances suggest that the value of a cost method company with respect to which an impairment charge has been made has subsequently recovered, that recovery is not recorded. The carrying values of ICG’s cost method companies are reflected in the line item “Cost method companies” in ICG’s Consolidated Balance Sheets.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

2.	Significant Accounting Policies – (Continued)

ICG initially records its carrying value in companies accounted for under the cost method at cost, unless the equity securities of a cost method company have readily determinable fair values based on quoted market prices, in which case the interests are valued at fair value and are classified as marketable securities or some other classification in accordance with guidance for ownership interests in debt and equity securities.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. Those estimates include evaluation of ICG’s convertible debt and equity holdings in companies, holdings in marketable securities, asset impairment, revenue recognition, income taxes and commitments and contingencies. Those estimates and assumptions are based on management’s best judgments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, such as the current economic environment, that management believes to be reasonable under the circumstances. Management adjusts those estimates and assumptions when facts and circumstances dictate that it is necessary or appropriate to do so. It is reasonably possible that ICG’s accounting estimates with respect to the ultimate recoverability of ICG’s ownership interests in convertible debt and equity holdings, goodwill and the useful lives of intangible assets could change in the near term and that the effect of such changes on ICG’s consolidated financial statements could be material. Management believes the recorded amounts of ownership interests, goodwill, intangible assets and cost method companies were not impaired as of March 31, 2013.

Ownership Interests, Goodwill, Intangibles, net and Cost Method Investments

ICG evaluates its carrying value in equity method companies and cost method companies continuously to determine whether an other-than-temporary decline in the fair value of any such company exists and should be recognized. In order to make this determination, ICG considers each such company’s achievement of its business plan objectives and milestones, the fair value of its ownership interest in each such company (which, in the case of any company listed on a public stock exchange, is the quoted stock price of the relevant ownership interest), the financial condition and prospects of each such company, and other relevant factors. The business plan objectives and milestones ICG considers include, among others, those related to financial performance, such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature, such as obtaining key business partnerships or the hiring of key employees. Impairment charges are determined by comparing ICG’s carrying value of a company with its estimated fair value. Fair value is determined by using a combination of estimating the cash flows related to the relevant asset, including estimated proceeds on disposition, and an analysis of market price multiples of companies engaged in lines of business similar to the company being evaluated. ICG concluded that the carrying value of its equity and cost method companies was not impaired as of March 31, 2013 and December 31, 2012.

ICG tests goodwill for impairment annually during the fourth quarter of each year, or more frequently as conditions warrant, and tests intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. ICG concluded that its goodwill and intangible assets were not impaired as of March 31, 2013 and December 31, 2012.

Revenue Recognition

During the three months ended March 31, 2013, ICG’s consolidated revenue was primarily attributable to Bolt, GovDelivery, MSDSonline and Procurian (primarily Procurian). During the three months ended March 31, 2012, ICG’s consolidated revenue was attributable to GovDelivery and Procurian (primarily Procurian). MSDSonline was acquired on March 30, 2012; because the company’s results of operations for the two-day period from March 30, 2012 through March 31, 2012 were immaterial to ICG, revenue related to MSDSonline is included in ICG’s consolidated revenue beginning on April 1, 2012.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

2.	Significant Accounting Policies – (Continued)

Bolt generates revenue from (1) software licenses, (2) maintenance and support services, (3) professional service fees and (4) insurance commissions. Bolt’s software license revenue derives from licenses of its software products directly to end users and is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, no significant obligations with regard to implementation remain, the fee is fixed or determinable and collectability is probable; that revenue is recognized ratably over the applicable contract term. Bolt’s maintenance and customer support fees are recognized ratably over the life of maintenance and support contracts, which is typically one year. Bolt’s professional service fees revenue relates to professional services for software licenses that require significant customization, integration and installation; that revenue is recognized ratably over the applicable contract term. Finally, Bolt’s commissions on the premiums from sales of insurance policies are recognized when Bolt has sufficient information to determine the amount that is owed, it is probable that the economic benefits associated with the transaction will flow to Bolt, and the costs incurred, or to be incurred, with respect to the transaction can be accurately measured.

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

Procurian primarily generates revenue from procurement management services. Procurian also generates a portion of its revenue from consulting projects. Procurement management services include services and technology designed to help companies achieve unit cost savings and process efficiencies. Procurian earns fees for transition services, sourcing, category management and transaction management services. Procurian estimates the total contract value (excluding performance bonus fees) under the contractual arrangements it has with its customers and recognizes revenue under those arrangements on a straight-line basis over the term of the relevant contract, which approximates the life of the customer relationship. Performance bonus fees are deferred until the contingency is achieved or it is determined from existing data and past experience that the savings will be achieved. The portion of those fees related to the portion of the contract that has been performed are then recognized, and the remaining performance bonus fees are recognized on a straight-line basis over the remaining life of the contract, which approximates the life of the customer relationship. Consulting projects are typically engagements in which Procurian negotiates prices from certain suppliers on behalf of its customers in certain categories in which Procurian has sourcing expertise. Under those projects, the customer generally pays a fixed fee for the project (and Procurian may in some cases be eligible to receive a performance bonus). In fixed-fee sourcing arrangements, revenue is recognized on a proportional performance basis, provided that there is no uncertainty as to Procurian’s ability to fulfill its obligations under the contract or other services that are to be rendered under the contract.

Net Income (Loss) Per Share

Basic net income (loss) per share (EPS) is computed using the weighted average number of common shares outstanding during a given period. Diluted EPS includes shares, unless anti-dilutive, that would arise from the exercise of stock options and conversion of other convertible securities and is adjusted, if applicable, for the effect on net income (loss) of such transactions. See Note 12, “Net Income (Loss) per Share.”

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

2.	Significant Accounting Policies – (Continued)

Escrow Information

When an interest in one of ICG’s companies is sold, a portion of the sale consideration may be held in escrow primarily to satisfy purchase price adjustments and/or indemnity claims. ICG records gains on escrowed proceeds at the time ICG is entitled to receive such proceeds, the amount is fixed or determinable and realization is assured. As of March 31, 2013, the following amounts related to ICG’s potential proceeds from sales of former consolidated and equity method companies remained in escrow to satisfy potential or ongoing indemnification claims: (1) 11,650 shares of common stock for The Active Network, Inc. (NYSE: ACTV) (“Active”), valued at less than $0.1 million (based on the stock’s March 31, 2013 closing price) related to the sale of StarCite, Inc. (“StarCite”) and (2) $7.9 million of cash related to the sales of InvestorForce and Channel Intelligence. Those outstanding escrows are scheduled to expire at various dates within the next two years, subject to potential indemnity claims pursuant to the terms of the specific sales agreements.

Concentration of Customer Base and Credit Risk

For the three months ended March 31, 2013, Zurich, a customer of Procurian, represented 14% of ICG’s consolidated revenue. For the three months ended March 31, 2012, none of ICG’s companies’ customers represented more than 10% of ICG’s consolidated revenue. Accounts receivable from Zurich as of March 31, 2013 totaled $16.3 million. That accounts receivable balance includes $12.2 million of unbilled accounts receivable for Zurich at March 31, 2013, all of which is expected to be billed in 2013. Accounts receivable from Zurich as of December 31, 2012 totaled $15.8 million, including $12.4 million of unbilled accounts receivable for Zurich as of that date.

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

3.	Goodwill and Intangibles, net

Goodwill

The following table summarizes the activity related to ICG’s goodwill (in thousands):

	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount

Goodwill as of December 31, 2012	$108,098	$(304)	$107,794
Increase in goodwill due to finalization of acquisition accounting related to Procurian’s 2012 acquisitions (Note 4)	272	—	272

Goodwill as of March 31, 2013	$108,370	$(304)	$108,066

As of March 31, 2013 and December 31, 2012, all of ICG’s goodwill was allocated to its consolidated core companies.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

3.	Goodwill and Intangibles, net – (Continued)

Intangible Assets

The following table summarizes ICG’s intangible assets from continuing operations (in thousands):

		As of March 31, 2013
Intangible Assets	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	1-11 years	$58,748	$(6,918)	$51,830
Trademarks/trade names	3-11 years	15,969	(1,319)	14,650
Technology	5-10 years	8,125	(981)	7,144
Non-compete agreements	2-5 years	7,147	(1,637)	5,510
Intellectual property	5 years	248	(36)	212

		90,237	(10,891)	79,346
Other intellectual property	Indefinite	400	—	400

		$90,637	$(10,891)	$79,746

		As of December 31, 2012
Intangible Assets	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	3-11 years	$59,098	$(5,905)	$53,193
Trademarks/trade names	3-11 years	15,969	(965)	15,004
Technology	10 years	10,655	(852)	9,803
Non-compete agreements	2-5 years	7,147	(1,047)	6,100
Intellectual property	5 years	248	(33)	215

		93,117	(8,802)	84,315
Other intellectual property	Indefinite	400	—	400

		$93,517	$(8,802)	$84,715

Amortization expense for intangible assets during the three-month periods ended March 31, 2013 and 2012 was $2.9 million and $0.4 million, respectively. ICG amortizes intangibles using the straight line method.

Remaining estimated amortization expense is as follows (in thousands):

2013	$8,325
2014	11,013
2015	10,024
2016	8,857
2017	8,480
Thereafter	32,647

Remaining amortization expense	$79,346

Impairment

ICG completes its annual impairment testing in the fourth quarter of each year, or more frequently as conditions warrant. There were no impairment charges related to goodwill or intangible assets associated with ICG’s consolidated subsidiaries during the three-month periods ended March 31, 2013 and 2012.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

4.	Consolidated Core Companies

Acquisitions

During 2012, ICG completed several acquisitions (including tuck-in acquisitions at its consolidated companies):

(1) On March 30, 2012, ICG acquired 96% of the equity of MSDSonline. The acquisition was accounted for under the acquisition method. ICG allocated the purchase price to the acquired tangible and identifiable intangible assets and liabilities based upon their respective fair values as of the date of acquisition.

(2) On June 29, 2012, Procurian acquired Media IQ, LLC (“Media IQ”), a media audit and benchmarking services provider, for consideration consisting of (a) $11.5 million in cash paid at closing, (b) Procurian common stock valued at $4.0 million, which is classified as a liability and included in the line items “Accrued Expenses” and “Other Liabilities” in ICG’s Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, and (c) a $2.0 million deferred cash payment that is due in $1.0 million increments payable on the one- and two-year anniversaries of the closing date of the acquisition. Procurian allocated the purchase price to the acquired tangible and identifiable intangible assets and liabilities based upon their respective fair values as of the date of acquisition.

(3) On July 31, 2012, Procurian acquired Utilities Analyses, Inc. (“UAI”), an energy procurement specialist, for $6.7 million in cash. Procurian allocated the purchase price to the acquired tangible and identifiable intangible assets and liabilities based upon their respective fair values as of the date of acquisition.

(4) On December 27, 2012, ICG acquired additional equity ownership interests in Bolt (a former equity method company) for consideration of $13.2 million, increasing ICG’s ownership interest in that company from 38% to 53%. ICG consolidated the financial position of Bolt as of the date the additional equity interests were acquired and accounted for the transaction as a business combination. ICG allocated the enterprise value of Bolt to its tangible and identifiable intangible assets and liabilities based upon their respective estimated fair values as of the date of acquisition.

The allocations of the respective purchase prices for each of the above acquisitions, including (1) the allocation for Procurian’s acquisition of UAI that was finalized during the three months ended March 31, 2013 and (2) the allocation of the enterprise value of Bolt to identified intangible assets and tangible assets and liabilities, an estimate of which is included below, that is expected to be completed by June 30, 2013, are as follows (in thousands):

	MSDSonline	Media IQ	UAI	Bolt
Net assets acquired:
Goodwill	$15,847	$9,491	$3,194	$57,996
Customer lists (8-11 year life)	20,440	6,200	3,100	15,902
Technology (5-11 year life)	1,900	900	1,050	3,348
Trademarks, trade names and domain names (2-15 year life)	6,800	600	40	6,696
Non-compete agreements (1-5 year life)	3,580	268	120	2,511
Other net assets (liabilities)	1,170	316	(777)	(5,850)

	49,737	17,775	6,727	80,603
Noncontrolling interest (1)	(1,355)	—	—	(31,824)

	$48,382	$17,775	$6,727	$48,779

(1)

ICG estimated the fair value of the noncontrolling interest of Bolt and MSDSonline with consideration of discounts for lack of control and lack or marketability. See subsection “Redeemable Noncontrolling Interest” in this Note 4 with respect to MSDSonline.

Between December 31, 2012 and March 31, 2013, ICG revised its allocations of purchase price within intangible asset categories; those revisions were immaterial to the intangible asset categories and did not impact total intangible assets.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

4.	Consolidated Core Companies – (Continued)

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

The following reconciles the activity related to the redeemable noncontrolling interest during the three months ended March 31, 2013 (in thousands):

Balance at December 31, 2011	$1,378
Redeemable noncontrolling interest portion of net (income)/loss	(34)
Accretion to estimated redemption value	69
Acquisition of MSDSonline	(153)
Impact of subsidiary equity transactions	(3)

Balance at March 31, 2012	$1,257

Balance at December 31, 2012	$3,383
Redeemable noncontrolling interest portion of net (income)/loss	(55)
Accretion to estimated redemption value	280

Balance at March 31, 2013	$3,608

Discontinued Operations

On January 29, 2013, the sale of InvestorForce to MSCI was consummated. Under the terms of the purchase agreement, MSCI acquired InvestorForce for $23.5 million in cash. ICG’s proceeds from the sale were $20.7 million, a portion of which is being held in escrow. ICG recorded a gain of $15.6 million during the three months ended March 31, 2013 related to the transaction; that gain is included in the line item “Income (loss) from discontinued operations, including gain on sale” on ICG’s Consolidated Statements of Operations for the three-month period ended March 31, 2013. Additionally, InvestorForce’s results of operations for all periods presented have been presented as discontinued operations on ICG’s Consolidated Statements of Operations. InvestorForce’s revenue was $0.8 million for the period from January 1, 2013 to the date of sale and $1.9 million for the three months ended March 31, 2012. ICG’s share of InvestorForce’s net loss for those periods was $0.4 million and $0.5 million, respectively. The assets and liabilities of InvestorForce as of December 31, 2012 were $3.4 million and $3.9 million, respectively, and are presented on ICG’s Consolidated Balance Sheets for that period in the line items “Assets of discontinued operations” and “Liabilities of discontinued operations,” respectively. The “Assets of discontinued operations” as of December 31, 2012 include $0.7 million of ICG’s goodwill related to InvestorForce.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

4.	Consolidated Core Companies – (Continued)

On February 20, 2013, Channel Intelligence was sold to Google for $125 million in cash, subject to adjustment for working capital and other items. ICG’s proceeds from the sale were $60.5 million, a portion of which is being held in escrow. ICG recorded a gain of $17.8 million during the three months ended March 31, 2013 related to the transaction that is included in the line item “Income (loss) from discontinued operations, including gain on sale” on ICG’s Statements of Operations for the three-month period ended March 31, 2013. Channel Intelligence’s results of operations for the period from January 1, 2013 to the date of sale have been presented as discontinued operations on ICG’s Consolidated Statements of Operations for the three months ended March 31, 2013. Channel Intelligence’s revenue for the period from January 1, 2013 to the date of sale was $3.1 million. ICG’s share of Channel Intelligence’s net loss for that period was $2.1 million. Additionally, the assets (excluding goodwill and intangible assets in the table below) and liabilities of Channel Intelligence as of December 31, 2012 were $7.1 million and $6.5 million, respectively, and are included in the line items “Assets of discontinued operations” and “Liabilities of discontinued operations,” respectively, on ICG’s Consolidated Balance Sheets for that period. The “Assets of discontinued operations” as of December 31, 2012 also include ICG’s goodwill and ICG’s intangible assets related to its acquisition accounting of Channel Intelligence, which amounts are as follows (in thousands):

ICG’s goodwill related to Channel Intelligence discontinued operations	$48,895

ICG’s intangible assets related to Channel Intelligence discontinued operations:
Customer relationships	$9,522
Trademarks/tradenames/domain names	6,683
Licensing and services agreements	3,519
Developed technology	2,710

Total of ICG’s intangible assets related to Channel Intelligence discontinued operations	$22,434

In connection with the sales of Channel Intelligence and InvestorForce, ICG received cash proceeds (excluding amounts held in escrow) of $73.4 million. Consistent with ICG’s policy election, those proceeds are reflected in cash flows provided by investing activities from continuing operations on ICG’s Consolidated Statements of Cash Flows for the three months ended March 31, 2013.

Other Consolidated Company Transactions

Periodically, ICG acquires additional equity ownership interests in its consolidated companies. Equity ownership interests purchased from a consolidated company’s existing shareholders results in an increase in ICG’s controlling interest in that company and a corresponding decrease in the noncontrolling interest ownership. Those transactions are accounted for as a decrease to “Noncontrolling Interest” and a decrease to “Additional paid-in capital” in ICG’s Consolidated Balance Sheets for the relevant period. ICG may also acquire additional equity ownership interests in its consolidated companies as a result of share issuances by those companies. An issuance of equity securities by a consolidated company that results in a decrease in ICG’s equity ownership interests is accounted for in accordance with the policy for “Principles of Accounting for Ownership Interests” described in Note 2, “Significant Accounting Policies.” ICG’s acquisitions of additional equity ownership interests in its consolidated companies from existing shareholders are reflected in the line item “Impact of incremental acquisition of consolidated subsidiary” on ICG’s Consolidated Statements of Changes in Equity. Other equity transactions at ICG’s consolidated core companies, including the issuance of equity securities by those consolidated companies, is included in the line item “Impact of subsidiary equity transactions” on ICG’s Consolidated Statements of Changes in Equity.

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

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

4.	Consolidated Core Companies – (Continued)

Pro Forma Information

The information in the following table represents revenue, net income (loss) attributable to ICG Group, Inc. and net income (loss) per diluted share attributable to ICG Group, Inc. for the relative periods, had ICG owned MSDSonline and Bolt, and had Procurian owned MediaIQ and UAI during the three-month period ended March 31, 2012.

	Three Months Ended March 31,
	2013	2012
	(in thousands, except for share data)

Revenue	$46,339	$42,932

Net income (loss) attributable to ICG Group, Inc.	$19,068	$(7,567)

Net income (loss) per diluted share attributable to ICG Group, Inc.	$0.52	$(0.21)

5.	Ownership Interests and Cost Method Companies

Equity Method Companies

The following unaudited summarized financial information relates to ICG’s companies accounted for under the equity method of accounting as of March 31, 2013 and December 31, 2012 and for the three-month periods ended March 31, 2013 and 2012. This aggregate information has been compiled from the financial statements of those companies.

Balance Sheets (Unaudited)

	March 31, 2013 (1)	December 31, 2012 (2)
	(in thousands)

Cash and cash equivalents	$7,500	$5,572
Other current assets	10,856	11,268
Non-current assets	13,570	13,218

Total assets	$31,926	$30,058

Current liabilities	$21,627	$21,115
Non-current liabilities	5,768	1,397
Long-term debt	9,440	12,670
Stockholders’ deficit	(4,909)	(5,124)

Total liabilities and stockholders’ deficit	$31,926	$30,058

Total carrying value	$15,126	$13,333

(1)	Includes (ICG voting ownership): Acquirgy (25%), CIML (39%), Freeborders (31%) and WhiteFence (36%).
(2)	Includes (ICG voting ownership): Acquirgy (25%), Freeborders (31%) and WhiteFence (36%).

As of March 31, 2013, ICG’s aggregate carrying value in equity method companies exceeded ICG’s share of the net assets of those companies by $16.9 million. Of this excess, $14.6 million is allocated to goodwill, which is not amortized, and $2.3 million is allocated to intangibles, which are generally being amortized over three to seven years. As of December 31, 2012, this excess was $15.3 million, $12.0 million of which was allocated to goodwill, and $3.3 million of which was allocated to intangibles. Amortization expense of less than $0.1 million and $0.3 million associated with these intangibles for the three months ended March 31, 2013 and 2012, respectively, is included in the table below in the line item “Amortization of intangible assets” and is included in the line item “Equity loss” on ICG’s Consolidated Statements of Operations.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

5.	Ownership Interests and Cost Method Companies – (Continued)

Results of Operations (Unaudited)

	Three Months Ended March 31,
	2013 (1)	2012 (2)
	(in thousands)
Revenue	$13,105	$31,007

Net income (loss)	$(2,138)	$(5,467)

Equity income (loss) excluding impairments and amortization of intangible assets	$(680)	$(2,038)
Amortization of intangible assets	(21)	(265)

Total equity income (loss)	$(701)	$(2,303)

(1)	Includes Acquirgy, CIML (from February 20, 2013, the date of deconsolidation), Freeborders and WhiteFence.
(2)	Includes Acquirgy, Bolt, CIML, Freeborders, GoIndustry-DoveBid plc (“GoIndustry”) and WhiteFence.

Impairments – Equity Companies

ICG performs ongoing business reviews of its equity method companies to determine whether ICG’s carrying value in those companies is impaired. ICG determined its carrying value in its equity method companies was not impaired during the three months ended March 31, 2013 and 2012.

Other Equity Company Information

During the three months ended March 31, 2012, ICG participated in a follow-on financing transaction for Bolt. At that time, ICG acquired $9.0 million of Bolt preferred stock; as a result of the transaction, ICG’s ownership in Bolt increased from 26% to 38%. ICG completed a purchase price allocation related to this transaction, which resulted in an allocation of the purchase price to equity method intangible assets that were to be amortized over five years and equity method goodwill, which was not amortized.

Marketable Securities

Marketable securities represent ICG’s holdings of publicly-traded equity securities and are accounted for as available-for-sale securities. On December 30, 2011, StarCite, one of ICG’s prior equity method companies, was acquired by Active. ICG’s portion of the sale proceeds included shares of Active common stock. A portion of those shares of Active common stock continue to be held by ICG. The fair value of the remaining shares of Active common stock as of March 31, 2013 of $0.6 million is reflected in the line item “Marketable Securities” on ICG’s Consolidated Balance Sheets. The fair value of the remaining shares of Active common stock as of December 31, 2012 of $0.7 million is reflected in both the line item “Marketable Securities” ($0.3 million) and the line item “Prepaid expenses and other current assets” ($0.4 million) on ICG’s Consolidated Balance Sheets.

Cost Method Companies

ICG’s carrying value of its holdings in cost method companies was $13.0 million as of both March 31, 2013 and December 31, 2012. Those amounts are reflected in the line item “Cost method companies” on ICG’s Consolidated Balance Sheets as of the relevant dates.

ICG performs ongoing business reviews of its cost method companies to determine whether ICG’s carrying value in those companies is impaired. ICG determined its carrying value in its cost method companies was not impaired during the three months ended March 31, 2013 and 2012.

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

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

6.	Financial Instruments

Derivative Financial Instruments

In 2010, Procurian entered into an interest rate swap hedge agreement with PNC Bank to mitigate the risk of fluctuations in the variable interest rate related to Procurian’s term loan with PNC Bank. The net mark-to-market adjustments recognized by Procurian are detailed in the table below and represent the change in value of the swap related to the fluctuations in the applicable interest rates during the relevant periods. That instrument was terminated by Procurian on August 1, 2012. On August 9, 2012, Procurian entered into a new interest rate swap hedge agreement with PNC Bank related to $10.0 million of its outstanding term loan balance; the hedge agreement becomes effective on August 9, 2013. See Note 7, “Debt.”

During the three months ended March 31, 2013, Procurian entered into forward contracts with monthly expirations to mitigate the risk of currency fluctuations at Procurian’s operations in the United Kingdom, Europe, Asia and South America. The net mark-to-market adjustments recognized by Procurian were recorded on ICG’s Statements of Operations. The adjustments are detailed in the table below and represent the change in value of the options related to the fluctuation of exchange rates during the relevant period. There was no outright premium paid for those instruments.

The following table presents the classifications and fair values of our derivative instruments as of March 31, 2013 and December 31, 2012 (in thousands):

Consolidated Balance Sheets
Derivative	Classification	March 31, 2013	December 31, 2012
Interest rate swap	Accrued expenses	$(91)	$(90)

The following table presents the mark-to-market impact on earnings resulting from ICG’s hedging activities for the three months ended March 31, 2013 and 2012, respectively (in thousands):

Consolidated Statements of Operations
		Three months ended March 31,
Derivative	Classification	2013	2012
Forward contracts	Other income (loss), net	$(110)	$—
Interest rate swap	Interest income (expense)	$(1)	$12

Fair Value Measurements

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There are three levels of inputs that may be used to measure fair value, which are as follows:

Level 1 – Observable inputs, such as quoted market prices for identical assets and liabilities in active public markets.

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

The fair value hierarchy of ICG’s financial assets measured at fair value on a recurring basis was as follows (in thousands):

	Asset (liability) at March 31, 2013	Valuation Technique (Approach)	Level 1	Level 2	Level 3

Cash equivalents (money market accounts and commercial paper investments)	$84,104	Market	$84,104	$—	$—
Hedges of interest rate risk(1)	(91)	Market	—	(91)	—

	$84,013		$84,104	$(91)	$—

	Asset (liability) at December 31, 2012	Valuation Technique (Approach)	Level 1	Level 2	Level 3

Cash equivalents (money market accounts and commercial paper investments)	$23,598	Market	$23,598	$—	$—
Hedges of interest rate risk (1)	(90)	Market	—	(90)	—

	$23,508		$23,598	$(90)	$—

(1)

ICG’s respective counterparties under the arrangements provide quarterly statements of market values of those instruments based on significant inputs that are observable or can be derived principally from, or corroborated by, observable market data for substantially the full term of the asset or liability.

7.	Debt

Long-Term Debt

ICG’s long-term debt as of March 31, 2013 and December 31, 2012 consisted of debt at its consolidated core companies, primarily a term loan at Procurian.

	Interest Rates	March 31, 2013	December 31, 2012
		(in thousands)

Procurian term loan	1.95-3.09%	$22,083	$23,333
Other debt	5.5-11.65%	13,282	9,981
Capital leases	2.00%	338	—

		35,703	33,314

Current maturities		(7,239)	(5,336)

Long-term debt		$28,464	$27,978

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

7.	Debt – (Continued)

ICG’s long-term debt matures as follows:

2013 (remainder of year)	$5,229
2014	9,380
2015	9,867
2016	7,337
2017	3,890

$35,703

Loan and Credit Agreements

On August 9, 2012, Procurian, a number of its wholly-owned subsidiaries and PNC Bank entered into an amended and restated term note that amended certain terms of the loan agreement between Procurian and PNC Bank dated August 3, 2010 that provides for a revolving line of credit and a term loan. Under the line of credit, which matures on August 2, 2015, Procurian may borrow up to $15.0 million and obtain up to $5.0 million of letters of credit, subject to specified fees and other terms. The line of credit is subject to a 0.25% per annum unused commitment fee that is payable to the bank quarterly. Under the term loan, Procurian borrowed $25.0 million (a $13.0 million increase from the August 9, 2012 original term loan balance of $12.0 million) primarily in order to fund future acquisitions. Both the line of credit and the term loan have been secured by a first priority lien on the assets of the borrowing companies.

The term loan and the line of credit both bear interest, at Procurian’s option, at either (1) a base rate equal to the highest of PNC Bank’s prime rate, the sum of the Federal Funds Open Rates plus 0.5% and the sum of the daily LIBOR rate plus 1.0%, or (2) a daily to six month LIBOR rate plus a margin ranging from 1.5% to 2.0%, depending on the then-current debt-to-EBITDA ratio of the borrowing companies. Under the loan agreement, any outstanding principal and interest under the line of credit would become due and payable periodically through August 2, 2015, the principal under the term loan was payable in $0.4 million monthly installments through August 1, 2017, and any outstanding interest under the term loan would become due and payable periodically through August 1, 2017. There are no amounts outstanding under the line of credit; the amounts outstanding under the term loan as of December 31, 2012 and 2011 are set forth in the table above. The effective interest rate being paid by Procurian under the term loan, including the applicable margin, was 1.95% as of March 31, 2013.

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

On October 22, 2012, Bolt entered into certain debt agreements with Horizon Technology Ventures Corporation (“Horizon”). Those agreements provide for a term loan of $5.0 million and a $5.0 million line of credit, both of which are subject to an interest rate of 11.65% and mature on May 1, 2016. Those debt instruments have a fair value as of March 31, 2013 and December 31, 2012 of $9.9 million and $9.8 million, respectively, due to warrants issued by Bolt to Horizon in connection with the debt agreement and are included in the line item “Other Debt” in the table above. As of March 31, 2013, $5.0 million and $5.0 million are outstanding under the term loan and the line of credit, respectively.

On November 30, 2012, GovDelivery entered into loan agreements with Venture Bank that provide for a revolving credit facility under which the company may borrow up to $2.0 million and a $2.5 million term loan in order to execute on GovDelivery’s 2013 initiatives of replacing existing equipment and expanding the company’s data centers. Both the revolving credit facility and the term loan are secured by GovDelivery’s assets and mature on November 30, 2017. The line of credit and the term loan bear interest at a base rate equal to the prime rate plus 2.0% but in no case will be less than 5.5%. There was $0.9 million outstanding under the line of credit as of March 31, 2013, which is included in the line item “Other Debt” in the table above; no amount was outstanding under the line of credit as of December 31, 2012. The $2.5 million term loan outstanding as of March 31, 2013 and December 31, 2012 is included in the line item “Other Debt” in the table above.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

The core reporting segment includes those businesses (1) in which ICG’s management takes a very active role in providing strategic direction and operational support and (2) towards which ICG expects to devote relatively large proportions of its personnel, financial capital and other resources. The venture reporting segment includes companies to which ICG generally devotes less capital, holds relatively smaller ownership stakes and generally has less influence over the strategic directions and management decisions than it does with its core companies. At March 31, 2013, the core segment included the results of ICG’s consolidated core companies, recorded ICG’s share of earnings and losses of its equity core companies and captured ICG’s carrying value in its consolidated core companies and equity core companies. At March 31, 2013, the venture segment recorded ICG’s share of earnings and losses of venture companies accounted for under the equity method of accounting and captured ICG’s carrying value in those companies as well as ICG’s carrying value of its holdings in cost method companies.

During the three months ended March 31, 2013 and 2012, $4.7 million and $2.5 million, respectively, of ICG’s consolidated revenue relates to sales generated in Europe, primarily the United Kingdom and Switzerland. The remaining consolidated revenue for the three-month periods ended March 31, 2013 and 2012 primarily relates to sales generated in the United States. As of March 31, 2013 and December 31, 2012, ICG’s long-lived assets were located primarily in the United States.

The following summarizes selected information related to the results of operations of ICG’s segments for the three months ended March 31, 2013 and 2012, as well as the financial position of ICG’s segments as of March 31, 2013 and December 31, 2012. The amounts presented as “Dispositions” in the following table represent (1) ICG’s share of the results of GoIndustry, which was sold on July 5, 2012, (2) InvestorForce, which was sold on January 29, 2013, and (3) Channel Intelligence, a former subsidiary of CIML, which was sold on February 20, 2013. All significant intersegment activity has been eliminated. Assets reflected in each operating segment are owned by a company in that operating segment.

Segment Information
(in thousands)
				Reconciling Items
	Core	Venture	Total Segment	Dispositions	Corporate	Other(1)	Consolidated Results
Three Months Ended March 31, 2013

Revenue	$45,910	$429	$46,339	$—	$—	$—	$46,339
Net income (loss) attributable to ICG Group, Inc.	$(5,797)	$(1,082)	$(6,879)	$27,596	$(5,177)	$3,528	$19,068

Three Months Ended March 31, 2012
Revenue	$34,698	$—	$34,698	$—	$—	$—	$34,698
Net income (loss) attributable to ICG Group, Inc.	$(589)	$(640)	$(1,229)	$(674)	$(5,122)	$5	$(7,020)

(1)	The following table reflects the components in Other (in thousands):

	Three Months Ended March 31,
	2013	2012

Corporate other income (loss) (Note 10)	$(58)	$157
Noncontrolling interest (income) loss	3,586	(152)

	$3,528	$5

	Core	Venture	Total Segment	Dispositions	Corporate	Other	Consolidated Results

Assets as of:

March 31, 2013	$320,490	$15,021	$335,511	$—	$77,451	$—	$412,962

December 31, 2012	$332,957	$17,822	$350,779	$82,505	$14,475	$—	$447,759

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

9.	Equity-Based Compensation

As of March 31, 2013, equity-based compensation awards may be granted to ICG employees, directors and consultants under ICG’s 2005 Omnibus Equity Compensation Plan, as such has been amended from time to time (the “Plan”). Generally, the grants vest over a period from one to four years and expire eight to ten years after the grant date. Most companies in which ICG holds equity ownership interests also maintain their own equity incentive/compensation plans.

ICG issues the following types of equity-based compensation to its employees and non-employee directors: (1) stock appreciation rights (SARs), (2) stock options, (3) restricted stock and (4) deferred stock units (DSUs). The following table summarizes the equity-based compensation recognized in the respective periods; that equity-based compensation is included in operating expenses, primarily in the line item “General and administrative” on ICG’s Consolidated Statements of Operations (in thousands, except weighted average years):

	Three Months Ended March 31,		Unrecognized Equity-Based Compensation as of	Weighted Average Years Remaining of Equity-Based Compensation as of
	2013	2012	March 31, 2013	March 31, 2013

SARs	$601	$608	$3,408	2.0
Restricted Stock	1,189	683	9,070	2.4
DSUs	90	159	351	0.9

Equity-Based Compensation	1,880	1,450	12,829
Equity-Based Compensation for Consolidated Core Companies	402	196	3,758	3.1

Equity-Based Compensation	$2,282	$1,646	$16,587

SARs

Each SAR represents the right of the holder to receive, upon exercise of that SAR, shares of ICG Common Stock equal to the amount by which the fair market value of a share of that Common Stock on the date of exercise of the SAR exceeds the base price of the SAR. The base price is determined by the NASDAQ closing price of ICG’s Common Stock on the date of grant (or the closing price on the next trading day if there are no trades in ICG’s stock on the date of grant). The fair value of each SAR is estimated on the grant date using the Black-Scholes option-pricing model. SARs generally vest over four years, with 25% vesting on the first anniversary of the grant date, and the remaining 75% vesting ratably each month over the subsequent 36 months. Activity with respect to SARs during the three months ended March 31, 2013 and 2012 was as follows:

	Three Months Ended March 31,
	2013			2012
	Number of SARs	Weighted Average Base Price	Weighted Average Fair Value	Number of SARs	Weighted Average Base Price	Weighted Average Fair Value

Exercised (1)	126,624	$7.40	$4.45	—	$—	$—

(1)	The exercise of those SARs resulted in the issuance of 37,233 shares of ICG’s Common Stock during the three months ended March 31, 2013.

There were 4,211,626 and 4,338,250 SARs outstanding as of March 31, 2013 and December 31, 2012, respectively. The aggregate intrinsic value of the SARs outstanding as of March 31, 2013 and December 31, 2012 were $19.7 million and $16.0 million, respectively.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

9.	Equity-Based Compensation – (Continued)

Stock Options

The fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model. Stock options generally vest ratably over four years: 25% vests on the first anniversary of the grant date, and the remaining 75% vests ratably each month over the subsequent 36 months. Activity with respect to stock options during the three months ended March 31, 2013 and 2012 was as follows:

	Three Months Ended March 31,
	2013			2012
	Number of Stock Options	Weighted Average Base Price	Weighted Average Fair Value	Number of Stock Options	Weighted Average Base Price	Weighted Average Fair Value

Exercised	—	$—	$—	26,800	$8.49	$6.47
Cancelled	—	$—	$—	7,400	$10.94	$8.45

There were 1,750 stock options outstanding as of both March 31, 2013 and December 31, 2012; the aggregate intrinsic value of the stock options outstanding as of both March 31, 2013 and December 31, 2012 were less than $0.1 million.

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

Restricted Stock

ICG periodically issues shares of restricted stock to its employees and non-management directors. Recipients of restricted stock do not pay cash consideration for the shares and have the right to vote all shares subject to the grant and receive all dividends with respect to the shares, whether or not the shares have vested. As of March 31, 2013, outstanding shares of restricted stock granted to ICG’s employees vest as follows: (1) 70,873 shares of restricted stock vest 25% each year over a four-year period and (2) 61,135 shares of restricted stock vest 12.5% on the nine-month anniversary of the grant date, and the remaining 87.5% every six months subsequent to the first vesting date.

As of March 31, 2013, outstanding shares of restricted stock granted to ICG’s Chief Executive Officer and ICG’s President vest as follows: (1) 275,000 shares of restricted stock vest in equal installments each November and May through November 9, 2015, (2) 366,666 shares of restricted stock vest based on the achievement of stipulated performance goals related to ICG’s results on or before December 31, 2015 and (3) 366,666 shares of restricted stock vest based on stipulated market thresholds related to ICG’s Common Stock price through December 31, 2015. As of March 31, 2013, ICG expects all of those performance-based and market-based restricted stock awards to vest. In the event of a change of control (as defined by the Plan) before December 31, 2015, all of the shares contingent upon the achievement of the financial and stock price metrics would automatically vest, and any unrecognized equity-based compensation expense associated with those awards would be immediately recognized. Additionally, in the event of a change of control during which ICG’s Chief Executive Officer and ICG’s President are terminated, any remaining service-based awards would automatically vest, and any unrecognized equity-based compensation expense associated with those awards would be immediately recognized.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

9.	Equity-Based Compensation – (Continued)

ICG issues DSUs and/or restricted stock awards annually to its non-management board of directors under ICG’s Amended and Restated Non-Management Director Compensation Plan (the “Director Plan”). Those awards vest 100% on the one-year anniversary date of the grant. During the three months ended March 31, 2013 and 2012, ICG granted both DSUs and restricted stock awards under the Director Plan, which are included in the table below and in the subsection “DSUs” in this Note 9.

Also during the three months ended March 31, 2013, in lieu of their right to receive fifty percent (50%) of their respective target bonus amounts under the ICG 2013 Performance Plan (the “Performance Plan”) in cash, senior ICG employees, including each of ICG’s executive officers, were issued a total of 130,440 shares of restricted stock (determined based on the value of fifty percent (50%) of their respective individual target bonuses under the Performance Plan and the closing price of ICG’s common stock of $13.09 per share on March 1, 2013, the date of the restricted stock grant). If and to the extent that an individual’s achievement percentage under the Performance Plan (1) is greater than or equal to fifty percent (50%), all of that employee’s Performance Shares will vest or (2) is greater than zero percent (0%) but less than fifty percent (50%), a portion of that employee’s Performance Shares equal to two times the achievement percentage will vest. As of March 31, 2013, ICG expects all of those performance-based restricted stock awards to vest.

Share activity with respect to restricted stock awards for the three months ended March 31, 2013 and 2012 are as follows:

	Three Months Ended March 31,
	2013		2012
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value

Granted	168,190	$13.06	18,750	$8.40
Vested	75,446	$9.76	6,250	$6.70
Forfeited	8,677	$10.63	—	$—

There were 1,301,530 and 1,217,463 shares of restricted stock issued and unvested as of March 31, 2013 and December 31, 2012, respectively.

DSUs

ICG periodically issues DSUs to its non-management directors. Each DSU represents a share of Common Stock into which that DSU will be converted upon the termination of the recipient’s service at ICG. Those DSUs general vest on the one-year anniversary of the grant date. Share activity with respect to those DSUs for the three months ended March 31, 2013 and 2012 are as follows:

	Three Months Ended March 31,
	2013		2012
	Number of Shares	Grant Date Fair Value	Number of Shares	Grant Date Fair Value

Granted	29,250	$13.09	41,250	$8.40
Vested	41,250	$8.40	52,500	$13.32

There were 29,250 DSUs and 41,250 DSUs issued and unvested at March 31, 2013 and December 31, 2012, respectively.

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

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

9.	Equity-Based Compensation – (Continued)

During the three months ended March 31, 2013 and 2012, ICG issued 7,484 and 5,713 DSUs, respectively, to ICG’s non-management directors. The expense of $0.1 million and $0.1 million for the three-month periods ended March 31, 2013 and 2012, respectively, associated with the quarterly grants for service is included in the line item “General and administrative” in ICG’s Consolidated Statements of Operations (but is not reflected in the summarized Equity-Based Compensation table above).

Consolidated Core Companies

All of ICG’s consolidated core companies issue equity-based compensation awards to their employees. Those awards are most often in the form of stock options that vest over four years. The fair value of the stock option awards are estimated on the grant date using the Black-Scholes option pricing model. The majority of the stock options vest 25% on the first anniversary of the grant date, and the remaining 75% vest ratably each month over the subsequent 36 months. The remaining awards generally vest ratably over four years, with 25% vesting on each anniversary date over that term. Expense related to equity-based awards recorded by ICG’s consolidated core companies for the three months ended March 31, 2013 and 2012 primarily relates to Procurian.

10.	Other Income (Loss)

Other income (loss), net consists of the effect of transactions and other events relating to ICG’s ownership interests and its operations in general.

	Three Months Ended March 31,
	2013	2012
	(in thousands)

Gain on sale of Metastorm Inc. (“Metastorm”)	$—	$208
Other	(58)	(51)

	(58)	157
Total other income (loss) for consolidated core companies	(915)	240

	$(973)	$397

During the three months ended March 31, 2013 and 2012, Procurian recorded foreign currency losses of $0.9 million and foreign currency gains of $0.2 million, respectively, related to changes in exchange rates associated with its operations in Europe, Asia and South America. Those foreign currency gains and losses comprise the majority of the other income (loss) for ICG’s consolidated core companies included in the table above.

During the three months ended March 31, 2012, ICG received $0.2 million of escrow releases in connection with the disposition of Metastorm. This amount was recorded as a gain and is included in the line item “Other income (loss), net” on ICG’s Consolidated Statement of Operations in the relative period.

11.	Income Taxes

ICG Group, Inc., GovDelivery, InvestorForce (through January 29, 2013, the date of disposition), MSDSonline (beginning March 30, 2012, the date of acquisition) and Procurian file a consolidated federal income tax return. Bolt is not included in ICG’s consolidated federal income tax return. For the three months ended March 31, 2013 and 2012, a tax provision was recognized for state and foreign income taxes; a full tax benefit for the loss from continuing operations was not recognized for federal income taxes because ICG maintains a valuation allowance on certain deferred tax assets that it believes, after evaluating all the positive and negative evidence, both historical and prospective, is more likely than not to not be realized.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

12.	Net Income (Loss) per Share

The calculations of net income (loss) per share were:

	Three Months Ended March 31,
	2013	2012
	(in thousands, except per share data)
Basic and Diluted:
Income (loss) from continuing operations	$(10,922)	$(6,488)
Income (loss) from discontinued operations	29,990	(532)

Net income (loss) attributable to ICG Group, Inc.	$19,068	$(7,020)

Basic and Diluted:
Income (loss) from continuing operations per share	$(0.30)	$(0.18)
Income (loss) from discontinued operations per share	0.82	(0.01)

Net income (loss) attributable to ICG Group, Inc. per share	$0.52	$(0.19)

Shares used in computation of basic and diluted income (loss) per share	36,713	36,156

The following potentially dilutive securities were not included in the computation of diluted net loss per share, as their effect would have been anti-dilutive:

	Units (in thousands)	Weighted Average Price per Share
Three months ended March 31, 2013
Stock options	2	$6.91
SARs	4,212	$7.81
Restricted stock (1)	1,302	$—
DSUs	29	$—

Three months ended March 31, 2012
Stock options	149	$5.61
SARs	4,147	$7.71
Restricted stock (1)	1,238	$—
DSUs	41	$—

(1)

Anti-dilutive securities include contingently issuable shares unvested as of March 31, 2013, the vesting of which is based on performance conditions and market conditions that have not yet been achieved. See Note 9, “Equity-Based Compensation.”

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

The results of operations of our businesses are reported in two segments: the “core” reporting segment and the “venture” reporting segment. Our core reporting segment includes those businesses (1) in which our management takes a very active role in providing strategic direction and operational support and (2) towards which we expect to devote relatively large proportions of our personnel, financial capital and other resources. We focus on the aggregate results of the companies in our core segment given our business strategy to own and operate companies with the following common characteristics: recurring revenue models and significant research and development and sales and marketing initiatives designed to grow their businesses and customers, which consist exclusively of businesses and government entities. As of the date of this Report, we own majority controlling equity positions in (and therefore consolidate the financial results of) four core companies, which we call our “consolidated core companies.” We generally own substantial minority equity positions (i.e., the largest equity positions) in our other core companies, which we call our “equity core companies.” Our venture reporting segment includes companies in which we take a less active role in terms of strategic direction and operational support, and, accordingly, towards which we devote relatively small amounts of personnel, financial capital and other resources. Whenever we complete an acquisition or disposition, we evaluate the impact of the relevant transaction on our reportable segments.

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

Because we own significant interests in a number of separate businesses that may be in different stages of profitability and/or have different growth strategies, we have experienced, and expect to continue to experience, significant volatility in our results. We have experienced significant volatility from period-to-period due to infrequently occurring transactions and other events relating to our ownership interests in companies. Those transactions and events are described in more detail in the Notes to our Consolidated Financial Statements contained herein and include dispositions of, changes to and impairment of our ownership interests in companies, as well as dispositions of our holdings of marketable securities.

Liquidity and Capital Resources

The following table summarizes our cash and cash equivalents, restricted cash and long-term debt, including the current portion of that debt, as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012

Cash and cash equivalents	$97,023	$45,642
Restricted cash	877	827

	$97,900	$46,469

Long-term debt, including current portion	$35,703	$33,314

We believe that our existing cash and cash equivalents are sufficient to fund our cash requirements for the foreseeable future, including any future commitments to our companies, debt obligations and general operating requirements. As of the date of this Report, we were not obligated for any material funding or guarantee commitments to existing companies or potential acquisition candidates. As a part of our capital allocation program, we may continue to evaluate acquisition opportunities and may acquire additional ownership interests in new and existing companies in the near future. We may also use cash to repurchase shares of our common stock.

Bolt, GovDelivery, MSDSonline and Procurian, our consolidated core companies, have funded their operations through a combination of cash flow from operations and borrowings. It is expected that Procurian’s and MSDSonline’s existing cash balances and cash flow from operations will be sufficient to fund their respective operations, including the payment of debt obligations, for the foreseeable future. We expect each of our consolidated core companies to invest in significant sales and marketing and research and development initiatives. GovDelivery is expected to require additional borrowings and/or equity financings for capital expenditures for the foreseeable future. Bolt is expected to require additional borrowings and/or equity financings to fund its operations and capital expenditures for the foreseeable future. Our consolidated core companies intend to pursue acquisition opportunities, using either cash on hand, cash from debt borrowings or stock as consideration. In connection with those acquisitions, and as a part of our capital allocation program, ICG may purchase additional debt or equity securities from its consolidated core companies.

From time to time, one or more of our consolidated core companies may pay a dividend. Because we do not own 100% of our consolidated core companies, when one of our consolidated core companies pays a dividend, the noncontrolling interest holders may receive a portion of that dividend. From time to time, we may seek, or be required to, increase our ownership in one or more of our consolidated companies as a result of certain members of our companies’ management teams exercising put rights (See Note 4 – “Consolidated Companies – Redeemable Noncontrolling Interest”) or as a result of a tender offer initiated by us.

Our consolidated core companies may issue additional shares or repurchase outstanding shares. Equity issuances or repurchases by one of those subsidiaries, including dilution associated with management equity grants, may change the ownership split that ICG and the noncontrolling interest holders have in that subsidiary. Any change in the ownership of a consolidated subsidiary would result in an adjustment to ICG’s additional paid-in capital.

Our consolidated working capital decreased from $112.6 million as of December 31, 2012 to $103.7 million as of March 31, 2013, a decrease of $8.9 million. The decrease in working capital was primarily due to the sale of Channel Intelligence and InvestorForce in the first quarter of 2013 that resulted in an increase in cash but a reduction in both assets of discontinued operations ($82.5 million as of December 31, 2012, which related primarily to goodwill and intangible assets associated with Channel Intelligence that are recorded at 100% compared to ICG’s 52% ownership interest in Channel Intelligence), and liabilities of discontinued operations ($10.4 million as of December 31, 2012), partially offset by an overall decrease in current liabilities from the year-end to the current period.

Summary of Statements of Cash Flows

	Three months ended March 31,
	2013	2012
	(in thousands)

Cash (used in) provided by operating activities	$(18,350)	$(8,905)
Cash (used in) provided by investing activities	$70,337	$(42,469)
Cash (used in) provided by financing activities	$(450)	$(4,450)

The change in cash used in operating activities from the three months ended March 31, 2012 to the three months ended March 31, 2013 is due to a larger decrease in accrued compensation and benefits, and, to a lesser extent, accounts payable and accrued expenses, in the first quarter of 2013 compared to the first quarter of 2012. Those changes were partially offset by a smaller decrease in accounts receivable and a smaller increase in deferred revenue in the first quarter of 2013 compared to the first quarter of 2012.

The change in cash provided by (used in) investing activities from the three months ended March 31, 2012 to the three months ended March 31, 2013 is primarily due to proceeds received from the sale of Channel Intelligence and InvestorForce in the three-month 2013 period compared to cash paid to acquire MSDSonline in the three-month 2012 period.

The change in cash used in financing activities from the three months ended March 31, 2012 to the three months ended March 31, 2013 relates to cash paid to acquire additional interests in Procurian during the 2012 three-month period as well as an increase in borrowings in the 2013 three-month period.

From time to time, we and our companies are involved in various claims and legal actions arising in the ordinary course of business. We do not expect any liability with respect to any legal claims or actions that would materially affect our financial position or cash flows.

Contractual Cash Obligations and Commercial Commitments

We had no material changes to our contractual cash obligations and commercial commitments during the three months ended March 31, 2013 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Off-Balance Sheet Arrangements

We are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Our Businesses

As of March 31, 2013, we owned equity interests in eight companies that are categorized below based on segment. Channel Intelligence (a former subsidiary of CIML) and InvestorForce were sold during the three months ended March 31, 2013. Those companies, which were previously included in our core segment, are presented as discontinued operations in our Consolidated Financial Statements.

Our core companies (percent voting ownership interest) include Bolt (53%), Freeborders (31%), GovDelivery (92%), MSDSonline (96%), Procurian (85%) and WhiteFence (36%).

Our venture companies (percent voting ownership interest) include Acquirgy (25%), CIML (38%) and various cost method companies (ranging from 2%-15%).

Results of Operations

The following table contains selected unaudited financial information related to our segments. Each segment includes the results of our consolidated companies and records our share of the earnings and losses of companies accounted for under the equity method of accounting. The companies included in each segment are consistent between periods, with the exception of certain companies that ICG acquired or disposed of in a given period, as noted below. The method of accounting for any particular company may change based upon, among other things, a change in our ownership interest.

Given our increased involvement and ownership (from 26% to 53%) of Bolt in 2012, Bolt has been moved to our core segment from our venture segment. Bolt’s results are included in the core segment for all periods presented. “Dispositions” includes the results of those companies that have been sold or ceased operations and are no longer included in a segment for the periods presented. A disposition could be the sale of a division, subsidiary or asset group of one of our consolidated companies, typically classified as discontinued operations for accounting purposes, or the disposition of our ownership interest in a core or venture company accounted for under the equity method of accounting. “Corporate” expenses represent the general and administrative expenses of ICG’s business operations, which include providing operational support to our companies and operating as a public company. “Other” includes gains on the disposition of company ownership interests and marketable securities holdings and impairment charges associated with companies, as well as results attributable to the noncontrolling interest.

Segment Information
(in thousands)
				Reconciling Items
	Core	Venture	Total Segment	Dispositions	Corporate	Other	Consolidated Results
For the Three Months Ended March 31, 2013
Revenue	$45,910	$429	$46,339	$—	$—	$—	$46,339
Net income (loss) attributable to ICG Group, Inc.	$(5,797)	$(1,082)	$(6,879)	$27,596	$(5,177)	$3,528	$19,068

For the Three Months Ended March 31, 2012
Revenue	$34,698	$—	$34,698	$—	$—	$—	$34,698
Net income (loss) attributable to ICG Group, Inc.	$(589)	$(640)	$(1,229)	$(674)	$(5,122)	$5	$(7,020)

Results of Operations – Core Companies

The following presentation includes the consolidated results of Bolt, GovDelivery, MSDSonline and Procurian, as well as the equity loss associated with Freeborders and WhiteFence. Prior to the consolidation of Bolt on December 27, 2012, we included our share of that company’s results in our venture segment; segment information for the three months ended March 31, 2012 has been recast to include our share of Bolt’s results in our core segment.

	Three Months Ended March 31,		Quarterly Change
	2013	2012	(in thousands)	(percentage)
	(in thousands)
Selected data:
Revenue	$45,910	$34,698	$11,212	32%

Cost of revenue	(29,839)	(22,478)	(7,361)	(33)%
Sales and marketing	(7,955)	(3,975)	(3,980)	(100)%
General and administrative	(4,434)	(3,276)	(1,158)	(35)%
Research and development	(3,204)	(2,527)	(677)	(27)%
Amortization of intangible assets	(2,827)	(424)	(2,403)	NM
Impairment related and other	(362)	(127)	(235)	NM

Operating expenses	(48,621)	(32,807)	$(15,814)	(48)%

Operating Income	(2,711)	1,891	(4,602)	NM
Interest and other	(1,371)	145	(1,516)	NM
Income tax benefit (expense)	(1,173)	(962)	(211)	(22)%
Equity loss	(542)	(1,663)	1,121	67%

Net income (loss)	$(5,797)	$(589)	$(5,208)	NM

Revenue

Revenue increased $11.2 million from the three-month period ended March 31, 2012 to the comparable 2013 period due to revenue growth at Procurian and GovDelivery; those companies contributed $4.7 million to the increase in revenue related primarily to new business. The increase in revenue from the 2012 period to the comparable 2013 period is also due to the acquisition of MSDSonline on March 30, 2012 and the consolidation of Bolt on December 27, 2012. The addition of those companies (including acquisition accounting adjustments) accounted for $6.5 million of the increase in revenue in the 2013 period from the same period in the prior year.

Operating expenses

Each component of operating expenses increased from the three-month period ended March 31, 2012 to the comparable 2013 period, resulting in an increase in total operating expenses of $15.8 million. While the increase in cost of revenue and general and administrative expenses is in line with the increase in revenue, the increase in sales and marketing expenses and research and development expenses relates to the addition of our newly consolidated companies: MSDSonline and Bolt, as well as a focus on sales and development initiatives at our core consolidated companies. Finally, amortization of intangible assets increased due to the identification of intangible assets as part of the acquisition accounting related to MSDSonline and Bolt, as well as acquisitions at Procurian, during 2012.

Interest and other

The decrease in interest and other from the three-month period ended March 31, 2012 to the comparable 2013 period relates to foreign exchange losses of $0.9 million at Procurian for the three-months ended March 31, 2013, compared to foreign exchange gains of $0.2 million reported by Procurian during the three-months ended March 31, 2012. Additionally, interest expense more than doubled in the 2013 period, primarily due to the addition of Bolt’s results to ICG’s consolidated results and the expanded debt facility at Procurian.

Income tax benefit (expense)

The increase in income tax expense in the three-month period ended March 31, 2013 from the same period in 2012 primarily relates to foreign taxes at Procurian and the acquisition of MSDSonline.

Equity loss

	Three Months Ended March 31,		Quarterly Change
	2013	2012	(in thousands)	(percentage)
	(in thousands)
Selected data:
Our share of total net loss	$(542)	$(1,463)	$921	63%
Amortization of intangible assets	—	(200)	200	100%

Equity loss	$(542)	$(1,663)	$1,121	67%

Equity loss for our core segment for the three months ended March 31, 2013 relates to our share of the results of Freeborders and WhiteFence. Equity loss for our core segment for the three months ended March 31, 2012 relates to our share of the results of Bolt (which was accounted for using the equity method of accounting in that period), Freeborders and WhiteFence for that period.

Results of Operations – Venture Companies

The venture segment for the three months ended March 31, 2013 and 2012 includes our share of the results of Acquirgy and CIML. CIML was consolidated from July 11, 2012 to February 20, 2013, when the sale of the Channel Intelligence subsidiary of CIML was sold to Google and our ownership in the remaining entity was reduced from 52% to 38%; beginning on February 20, 2013, CIML is accounted for under the equity method of accounting and our share of CIML’s results from that date is included in the line item “Equity loss” in our Consolidated Statements of Operations. CIML was also accounted for under the equity method of accounting during the three months ended March 31, 2012.

	Three Months Ended March 31,		Quarterly Change
	2013	2012	(in thousands)	(percentage)
	(in thousands)
Selected data:
Revenue	$429	$—	$429	100%

Cost of revenue	(70)	—	(70)	(100)%
Sales and marketing	(58)	—	(58)	(100)%
General and administrative	(1,024)	—	(1,024)	(100)%
Research and development	—	—	—	—
Amortization of intangible assets	(72)	—	(72)	(100)%
Impairment related and other	(127)	—	(127)	(100)%

Operating expenses	(1,351)	—	(1,351)	(100)%

Operating Income	(922)	—	(922)	(100)%
Interest and other	(1)	—	(1)	(100)%
Equity loss	(159)	(640)	481	75%

Net income (loss)	$(1,082)	$(640)	$(442)	(69)%

Revenue and Operating expenses

Revenue and operating expenses for the three-month period ended March 31, 2013 relates to CIML, which was consolidated from July 11, 2012 to February 20, 2013.

Equity loss

	Three Months Ended March 31,		Quarterly Change
	2013	2012	(in thousands)	(percentage)
	(in thousands)
Selected data:
Our share of total net loss	$(138)	$(640)	$502	78%
Amortization of intangible assets	(21)	—	(21)	(100)%

Equity loss	$(159)	$(640)	$481	75%

The improvement in equity loss from the three months ended March 31, 2012 to the comparable 2013 period was the result of a reduction in net loss at CIML from the 2012 period to the 2013 period. Additionally, CIML was accounted for as an equity method company for approximately half of the 2013 period, compared with the full three-month period ended March 31, 2012.

Results of Operations – Reconciling Items

Dispositions

The amounts presented as “Dispositions” in the following table include (1) the Channel Intelligence subsidiary of CIML that was sold on February 20, 2013, (2) InvestorForce, which was sold on January 29, 2013, and (3) our share of the results of GoIndustry, which was sold on July 5, 2012.

Equity loss and Discontinued operations

	Three Months Ended March 31,		Quarterly Change
	2013	2012	(in thousands)	(percentage)
	(in thousands)
Selected data:
Equity loss	$—	$(58)	$58	100%
Discontinued operations, including gain on sale	27,596	(616)	28,212	NM

Equity loss	$27,596	$(674)	$28,270	NM

On February 20, 2013, Channel Intelligence was sold to Google. From January 1, 2013 through February 20, 2013, Channel Intelligence was included in our consolidated results. Channel Intelligence’s revenue for that period was $3.1 million, and our share of Channel Intelligence’s net loss was $2.1 million. In addition, we recorded $0.4 million of amortization expense related to intangible assets that were recorded in connection with the acquisition accounting for the consolidation of Channel Intelligence in July 2012. In connection with the sale transaction, we recorded a gain of $17.8 million during the three months ended March 31, 2013. All amounts related to Channel Intelligence have been removed from the results of our segments and are included with the gain on the transaction in “Dispositions” in the “Results of Operations” segment information table above for all periods presented. Channel Intelligence was accounted for under the equity method of accounting for the three-month period ended March 31, 2012, during which time we recorded equity loss based on their operations. Our share of Channel Intelligence’s net income for the three months ended March 31, 2012 was $0.1 million. Additionally, we recorded equity loss of less than $0.1 million for ICG’s intangible asset amortization related to Channel Intelligence in that same period. Our share of Channel Intelligence’s results, including the related ICG intangible asset amortization, have been removed from the results of our segments and are included in “Dispositions” in the “Results of Operations” segment information table for all periods presented. Both the results of Channel Intelligence that had been included in our consolidated results and our share of Channel Intelligence’s results that had been recorded as equity loss are included in the line item “Discontinued operations, including gain on sale” in the table above.

On January 29, 2013, InvestorForce was sold to MSCI. InvestorForce’s revenue for the three-month period ended March 31, 2012 was $1.9 million. InvestorForce’s revenue for the period from January 1, 2013 through the date of sale was $0.8 million. Our share of InvestorForce’s net loss was $0.5 million and $0.4 million, respectively, for those same periods. In connection with the sale transaction, we recorded a gain of $15.6 million during the three months ended March 31, 2013. All amounts related to InvestorForce have been removed from the results of our segments and are included with the gain on the transaction in “Dispositions” in the “Results of Operations” segment information table for all periods presented and “Discontinued operations, including gain on sale” in the table above.

On July 5, 2012, GoIndustry, one of ICG’s equity method companies, was sold. For the three-month period ended March 31, 2012, our share of GoIndustry’s net loss was $0.1 million. Following the sale, our share of GoIndustry’s results was removed from the venture segment and is included in “Dispositions” in the “Results of Operations” segment information table for all relevant periods presented. That amount is included in the line item “Equity loss” in the table above.

Corporate

	Three Months Ended March 31,		Quarterly Change
	2013	2012	(in thousands)	(percentage)
	(in thousands)

General and administrative	$(5,552)	$(5,668)	$116	2%
Interest income	29	124	(95)	(77)%
Income tax benefit (expense)	346	422	(76)	(18)%

Net income (loss)	$(5,177)	$(5,122)	$(55)	(1)%

General and administrative

General and administrative expenses at corporate decreased from the three-month period ended March 31, 2012 to the three-month period ended March 31, 2013 due primarily to reductions in salary and bonus expenses that resulted from the termination of certain ICG employees in 2012 and the issuance of performance-based equity awards during the 2013 period that replaces a portion of the cash bonus expected to be paid to ICG management in connection with our annual bonus program. Those reductions were partially offset by an increase in equity based compensation charges, primarily related to the performance-based equity awards issued in March 2013 in connection with our annual bonus program.

Interest income

The decrease in interest income from the 2012 three-month period to the comparable 2013 period is primarily due to lower cash balances for the majority of the three-month period ended March 31, 2013 as compared to the three-month period ended March 31, 2012.

Income tax benefit (expense)

The income tax benefit recorded in the periods reflected in the above table primarily relate to losses at corporate. Those corporate losses offset income at our core companies within the consolidated tax return. See also “Income tax benefit (expense)” within the “Results of Operations – Core Companies” subsection.

Other

	Three Months Ended March 31,		Quarterly Change
	2013	2012	(in thousands)	(percentage)
	(in thousands)

Corporate other income (loss)	$(58)	$157	$(215)	NM
Noncontrolling interest (income) loss	3,586	(152)	3,738	NM

Net income (loss)	$3,528	$5	$3,523	NM

Corporate other income (loss)

Corporate other income (loss) for the three months ended March 31, 2012 related to funds received in connection with the final escrow distribution from the sale of a former equity method company, which we recorded as a gain in the period the distribution was received. Corporate other income (loss) for the three months ended March 31, 2013 related to mark-to-market adjustments as of March 31, 2013.

Noncontrolling interest (income) loss

The increase in the loss attributable to the non-controlling interests in the three months ended March 31, 2013 compared to the same period in 2012 is the resultant mix of the non-controlling interests with respect to all of ICG’s consolidated companies, which also included deal costs associated with our sale of Channel Intelligence.

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

Revenue Recognition

Bolt generates revenue from (1) software licenses, (2) maintenance and support services, (3) professional service fees and (4) insurance commissions. Bolt’s software license revenue derives from licenses of its software products directly to end users and is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, no significant obligations with regard to implementation remain, the fee is fixed or determinable and collectability is probable; that revenue is recognized ratably over the applicable contract term. Bolt’s maintenance and customer support fees are recognized ratably over the life of maintenance and support contracts, which is typically one year. Bolt’s professional service fees revenue relates to professional services for software licenses that require significant customization, integration and installation; that revenue is recognized ratably over the applicable contract term. Finally, Bolt’s commissions on the premiums from sales of insurance policies are recognized when Bolt has sufficient information to determine the amount that is owed, it is probable that the economic benefits associated with the transaction will flow to Bolt, and the costs incurred, or to be incurred, with respect to the transaction can be accurately measured.

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

Procurian primarily generates revenue from procurement management services. Procurian also generates a portion of its revenue from consulting projects. Procurement management services include services and technology designed to help companies achieve unit cost savings and process efficiencies. Procurian earns fees for transition services, sourcing, category management and transaction management services. Procurian estimates the total contract value (excluding performance bonus fees) under the contractual arrangements it has with its customers and recognizes revenue under those arrangements on a straight-line basis over the term of the relevant contract, which approximates the life of the customer relationship. Performance bonus fees are deferred until the contingency is achieved or it is determined from existing data and past experience that the savings will be achieved. The portion of those fees related to the portion of the contract that has been performed are then recognized, and the remaining performance bonus fees are recognized on a straight-line basis over the remaining life of the contract, which approximates the life of the customer relationship. Consulting projects are typically engagements in which Procurian negotiates prices from certain suppliers on behalf of its customers in certain categories in which Procurian has sourcing expertise. Under those projects, the customer generally pays a fixed fee for the project (and Procurian may in some cases be eligible to receive a performance bonus). In fixed-fee sourcing arrangements, revenue is recognized on a proportional performance basis, provided that there is no uncertainty as to Procurian’s ability to fulfill its obligations under the contract or other services that are to be rendered under the contract.

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

Procurian conducts a portion of its business in foreign currencies, and, from time to time, may utilize derivative financial instruments, specifically fair value hedges, to manage foreign currency risks. In accordance with GAAP, gains and losses related to fair value hedges are recognized in income, along with adjustments of carrying amounts of the hedged items. Those instruments are marked to market, and unrealized gains and losses are included in current period net income. Those options provide a predetermined rate of exchange at the time the option is purchased and allow Procurian to minimize the risk of currency fluctuations. In determining the use of its instruments, Procurian considers the amount of cash inflows and purchases made in local currencies, the type of currency and the costs associated with the contracts. During the three months ended March 31, 2013, Procurian purchased forward contracts to mitigate the risk of currency fluctuations at Procurian’s operations in the United Kingdom, Europe, Asia and South America. Those instruments net settled in March 2013 and resulted in an immaterial loss in the period.

Procurian is party to a term loan agreement with PNC Bank in the amount of $25.0 million, the interest rate for which is computed based on certain fixed and variable indices. Procurian is also party to a rate swap transaction that is intended to minimize the risk of interest rate fluctuations. Procurian recognized an immaterial loss in the period related to this instrument.

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

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. Those are not the only risks facing us, however. Additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

We maintain a share repurchase program under which we may, from time to time, repurchase up to $50.0 million of shares of our Common Stock in the open market, in privately negotiated transactions or pursuant to trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act. The table below contains information relating to the repurchases of our Common Stock that occurred under the share repurchase program from the program’s inception on July 31, 2008 through the date of the filing of this Report.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value That May Yet Be Purchased Under the Program

Repurchased as of 12/31/2012	4,211,652	$6.84	4,211,652	$21.1 million
1/1/2013 to 1/31/2013	—	$—	—	$21.1 million
2/1/2013 to 2/28/2013	40,000	$12.96	40,000	$20.7 million
3/1/2013 to 3/31/2013	121,200	$13.11	121,200	$19.1 million
4/1/2013 to 4/30/2013	—	$—	—	$19.1 million
5/1/2013 to 5/9/2013	—	$—	—	$19.1 million

(1)	All shares purchased in open market transactions.
(2)	Average price paid per share excludes commissions.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Index

Exhibit Number	Document

10.1.1	ICG 2013 Performance Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 5, 2013 (File No. 001-16249)).*

10.1.2	Form of Company Performance Plan Restricted Share Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed March 5, 2013 (File No. 001-16249)).*

11.1	Statement Regarding Computation of Per Share Earnings (included herein at Note 12 “Net Income (Loss) per Share” to the Consolidated Financial Statements).

31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

32.2	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101

The following financial information formatted in eXtensible Business Reporting Language (XBRL) from ICG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed May 9, 2013:

(i) Consolidated Balance Sheets – March 31, 2013 (unaudited) and December 31, 2012, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited) – Three Months Ended March 31, 2013 and 2012, (iii) Consolidated Statements of Changes in Equity (unaudited) – Three Months Ended March 31, 2013 and 2012, (iv) Consolidated Statements of Cash Flows (unaudited) – Three Months Ended March 31, 2013 and 2012 and (v) Notes to Consolidated Financial Statements (unaudited).**

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

SIGNATURE

Pursuant to the requirements of the Security Exchange Act of 1934, ICG Group, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2013	ICG GROUP, INC.

	By:	/s/ R. Kirk Morgan
	Name:	R. Kirk Morgan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)