Form 10-Q
period 2013-06-30
ICG GROUP, INC.
filed 2013-08-08
CIK 1085621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________ to __________.

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

The number of shares of the Company’s Common Stock, $0.001 par value per share, outstanding as of August 7, 2013, was 37,569,936 shares.

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

BOLT Solutions Inc. (f/k/a SeaPass Solutions Inc.) (“Bolt”)

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

MSDSonline Holdings, Inc. (“MSDSonline”)

MSDSonline offers an integrated suite of cloud-based solutions that help companies manage global environmental, health and safety regulatory compliance requirements. MSDSonline’s products and services help businesses create safer work environments by identifying, managing and reducing potential workplace and environmental hazards that save time, lower costs and reduce the risk and liability associated with meeting compliance requirements.

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

CIML, LLC (“CIML”)

CIML holds MyList Corporation (“mylist”), a publishing platform that allows manufacturers and retailers to share their products in a connected, contextual way among Facebook users, and its subsidiaries. Following an internal corporate reorganization transaction that occurred in May 2012, CIML held Channel Intelligence, Inc. (“Channel Intelligence”), mylist and their respective subsidiaries. We consolidated CIML’s results with ours from July 11, 2012, when our equity ownership stake in CIML and our involvement in Channel Intelligence and mylist increased, until February 20, 2013, when Channel Intelligence was sold to Google Inc. (NASDAQ: GOOG) (“Google”) and our equity ownership stake in CIML decreased as a result of the exercise of existing warrants and options; we now account for CIML under the equity method of accounting.

Other Venture Companies

In addition to the companies listed above, we hold various relatively small equity interests in other companies which we collectively refer to as “cost method companies.” The cost method companies are included as assets of our venture segment.

As of the date of this report, the companies presented as discontinued operations consisted of:

Channel Intelligence, Inc. (“Channel Intelligence”)

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

Item 1. Financial Statements

ICG GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Data)

	June 30, 2013	December 31, 2012
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$89,034	$45,435
Restricted cash	1,278	1,235
Accounts receivable, net of allowance ($ 540-2013;$ 691-2012)	49,695	47,810
Deferred tax assets	348	348
Prepaid expenses and other current assets	5,714	6,098
Assets of discontinued operations	—	82,505
Total current assets	146,069	183,431

Fixed assets, net of accumulated depreciation and amortization ($ 18,635-2013; $ 15,693-2012)	13,123	13,786
Marketable securities	—	327
Ownership interests	14,685	13,333
Goodwill	119,845	119,845
Intangibles, net	67,231	73,758
Deferred tax assets	30,164	29,498
Cost method companies	15,008	13,007
Other assets, net	1,686	1,596
Total Assets	$407,811	$448,581
Liabilities
Current Liabilities
Current maturities of long-term debt	$8,648	$5,336
Accounts payable	7,328	7,023
Accrued expenses	9,232	8,428
Accrued compensation and benefits	10,375	19,721
Deferred revenue	20,828	19,680
Liabilities of discontinued operations	—	10,433
Total current liabilities	56,411	70,621
Long-term debt	26,274	27,978
Deferred revenue	197	179
Other liabilities	4,164	6,566
Total Liabilities	87,046	105,344
Redeemable noncontrolling interest (Note 4)	3,851	3,383
Equity
ICG Group, Inc.’s Stockholders’ Equity
Preferred stock, $ 0.01 par value; 10,000 shares authorized, none issued or outstanding	—	—
Common stock, $ 0.01 par value; 2,000,000 shares authorized, 42,376 shares (2013) and 42,155 shares (2012) issued	42	42
Treasury stock, at cost, 4,853 shares (2013) and 4,211 shares (2012)	(36,409)	(28,973)
Additional paid-in capital	3,554,678	3,550,355
Accumulated deficit	(3,242,534)	(3,254,744)
Accumulated other comprehensive income	90	40
Total ICG Group, Inc.’s Stockholders’ Equity	275,867	266,720
Noncontrolling Interest	41,047	73,134
Total Equity	316,914	339,854
Total Liabilities, Redeemable noncontrolling interest and Equity	$407,811	$448,581

See accompanying Notes to Consolidated Financial Statements.

ICG GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$48,662	$42,822	$95,001	$77,520

Operating expenses
Cost of revenue	30,306	25,876	60,215	48,354
Sales and marketing	9,079	5,433	17,092	9,408
General and administrative	9,654	9,071	20,664	18,015
Research and development	3,093	3,327	6,297	5,854
Amortization of intangible assets	1,926	1,436	4,825	1,860
Impairment related and other	283	160	772	287
Total operating expenses	54,341	45,303	109,865	83,778
Operating income (loss)	(5,679)	(2,481)	(14,864)	(6,258)
Other income (loss), net	61	1,054	(912)	1,451
Interest income	62	93	93	230
Interest expense	(488)	(88)	(947)	(196)
Income (loss) before income taxes, equity loss and noncontrolling interest	(6,044)	(1,422)	(16,630)	(4,773)
Income tax (expense) benefit	(449)	(392)	(1,276)	(932)
Equity loss	(923)	(3,236)	(1,624)	(5,539)
Income (loss) from continuing operations	(7,416)	(5,050)	(19,530)	(11,244)
Income (loss) from discontinued operations, including gain on sale, net of tax	100	(292)	27,696	(966)
Net income (loss)	(7,316)	(5,342)	8,166	(12,210)
Less: Net income (loss) attributable to the noncontrolling interest	(458)	652	(4,044)	804
Net income (loss) attributable to ICG Group, Inc.	$(6,858)	$(5,994)	$12,210	$(13,014)
Amounts attributable to ICG Group, Inc.:
Net income (loss) from continuing operations	$(6,958)	$(5,764)	$(17,880)	$(12,252)
Net income (loss) from discontinued operations	100	(230)	30,090	(762)
Net income (loss)	$(6,858)	$(5,994)	$12,210	$(13,014)
Basic income (loss) per share attributable to ICG Group, Inc.:
Income (loss) from continuing operations	$(0.19)	$(0.16)	$(0.49)	$(0.34)
Income (loss) from discontinued operations	—	(0.01)	0.82	(0.02)
Net income (loss)	$(0.19)	$(0.17)	$0.33	$(0.36)
Shares used in computation of basic income (loss) per share	36,468	35,917	36,590	36,037
Diluted income (loss) per share attributable to ICG Group, Inc.:
Income (loss) from continuing operations	$(0.19)	$(0.16)	$(0.49)	$(0.34)
Income (loss) from discontinued operations	—	(0.01)	0.82	(0.02)
Net income (loss)	$(0.19)	$(0.17)	$0.33	$(0.36)
Shares used in computation of diluted income (loss) per share	36,468	35,917	36,590	36,037

Net income (loss)	$(7,316)	$(5,342)	$8,166	$(12,210)
Other comprehensive income (loss)
Unrealized holding gain (loss) in marketable securities	132	1,565	23	1,565
Reclassified adjustments/realized net (gains) loss on marketable securities	(23)	(1,446)	(23)	(1,446)
Other accumulated other comprehensive income (loss)	(55)	23	50	9
Comprehensive income (loss)	(7,262)	(5,200)	8,216	(12,082)
Less: Comprehensive income (loss) attributable to the noncontrolling interest	(512)	675	(3,993)	813
Comprehensive income (loss) attributable to ICG Group, Inc.	$(6,750)	$(5,875)	$12,209	$(12,895)

See accompanying Notes to Consolidated Financial Statements.

ICG GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In Thousands, Except Per Share Data)

(Unaudited)

	ICG Group, Inc. Stockholders’ Equity
	Common Stock		Treasury Stock, at cost		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (AOCI)	Non- Controlling Interest	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2011	40,729	$41	(3,281)	$(20,619)	$3,544,121	$(3,277,733)	$74	$7,613	$253,497
Equity-based compensation expense related to stock appreciation rights (SARs) and stock options	—	—	—	—	1,226	—	—	—	1,226
Equity-based compensation expense related to deferred stock units (DSUs)	—	—	—	—	246	—	—	—	246
Equity-based compensation expense related to restricted stock (RS)	—	—	—	—	1,599	—	—	—	1,599
Issuance of DSUs	76	—	—	—	135	—	—	—	135
Issuance of RS, net of forfeitures and surrenders	77	—	—	—	(188)	—	—	—	(188)
Exercise of SARs and stock options, net of surrenders	31	—	—	—	252	—	—	—	252
Impact of redeemable noncontrolling interest accretion	—	—	—	—	(211)	—	—	—	(211)
Impact of subsidiary equity transactions	—	—	—	—	(1,918)	—	—	1,124	(794)
Repurchase of common stock	—	—	(468)	(4,114)	—	—	—	—	(4,114)
Net unrealized appreciation in marketable securities and reclassification adjustments	—	—	—	—	—	—	119	—	119
Noncontrolling owners share of AOCI of consolidated subsidiary	—	—	—	—	—	—	9	(9)	—
Net income (loss)	—	—	—	—	—	(13,014)	—	895	(12,119)
Balance as of June 30, 2012	40,913	$41	(3,749)	$(24,733)	$3,545,262	$(3,290,747)	$202	$9,623	$239,648

	ICG Group, Inc. Stockholders’ Equity
	Common Stock		Treasury Stock, at cost		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (AOCI)	Non- Controlling Interest	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2012	42,155	$42	(4,211)	$(28,973)	$3,550,355	$(3,254,744)	$40	$73,134	$339,854
Equity-based compensation expense related to SARs and stock options	—	—	—	—	1,202	—	—	—	1,202
Equity-based compensation expense related to DSUs	—	—	—	—	186	—	—	—	186
Equity-based compensation expense related to RS	—	—	—	—	2,426	—	—	—	2,426
Issuance of DSUs	45	—	—	—	166	—	—	—	166
Issuance of RS, net of forfeitures and surrenders	132	—	—	—	(297)	—	—	—	(297)
Exercise of SARs and stock options, net of surrenders	44	—	—	—	(267)	—	—	—	(267)
Impact of redeemable noncontrolling interest accretion	—	—	—	—	(570)	—	—	—	(570)
Impact of sale of consolidated subsidiaries	—	—	—	—	—	—	—	(28,144)	(28,144)
Impact of subsidiary equity transactions	—	—	—	—	1,477	—	—	49	1,526
Repurchase of common stock	—	—	(642)	(7,436)	—	—	—	—	(7,436)
Noncontrolling owners share of AOCI of consolidated subsidiaries	—	—	—	—	—	—	50	(50)	—
Net income (loss)	—	—	—	—	—	12,210	—	(3,942)	8,268
Balance as of June 30, 2013	42,376	$42	(4,853)	$(36,409)	$3,554,678	$(3,242,534)	$90	$41,047	$316,914

See accompanying Notes to Consolidated Financial Statements.

ICG GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Except Per Share Data)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Operating Activities – continuing operations
Net income (loss)	$8,166	$(12,210)
(Income) loss from discontinued operations, including gain on sale, net of tax	(27,696)	966
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	7,987	3,461
Equity-based compensation	4,606	3,377
Impairment related and other	772	287
Other (income) loss	912	(1,451)
Equity loss	1,624	5,539
Deferred income taxes	(667)	34
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(2,695)	(5,052)
Prepaid expenses and other assets	34	(2,916)
Accounts payable	511	1,635
Accrued expenses	1,137	733
Accrued compensation and benefits	(9,048)	(281)
Deferred revenue	1,186	959
Other liabilities	(1,539)	(353)
Cash flows provided by (used in) operating activities	(14,710)	(5,272)
Investing Activities – continuing operations
Capital expenditures, net	(2,671)	(3,431)
Advanced deposits for acquisition of fixed assets	14	(1,138)
Change in restricted cash	(43)	(162)
Proceeds from sales/distributions of ownership interests	73,469	15,913
Proceeds from sales of marketable securities	760	7,526
Ownership acquisitions, net of cash acquired	(4,286)	(57,583)
Acquisitions by subsidiaries, net of cash acquired	—	(11,500)
Cash flows provided by (used in) investing activities	67,243	(50,375)
Financing Activities – continuing operations
Acquisition of noncontrolling interest in subsidiary equity	(1,403)	(1,529)
Borrowings of long-term debt	4,400	1,008
Repayment long-term debt and capital lease obligations	(3,205)	(3,618)
Payment of deferred and/or contingent acquisition costs	(1,000)	—
Purchase of treasury stock	(7,436)	(4,114)
Tax withholdings related to equity-based awards	(267)	(188)
Cash received for stock option exercises	—	252
Other financing activities	(79)	26
Cash flows provided by (used in) financing activities	(8,990)	(8,163)
Effect of exchange rates on cash	(246)	(18)
Discontinued Operations
Cash flows provided by (used in) operating activities	302	(1,033)
Cash flows provided by (used in) investing activities	—	(67)
Cash flows provided by (used in) financing activities	—	—
Net increase (decrease) in cash and cash equivalents from discontinued operations	302	(1,100)

Net increase (decrease) in cash and cash equivalents	43,599	(64,928)
Cash and cash equivalents at beginning of period	45,435	121,871
Cash and cash equivalents at end of period	$89,034	$56,943

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

Basis of Presentation

The Consolidated Financial Statements contained herein (the “Consolidated Financial Statements”) include the accounts of ICG Group, Inc. and its wholly-owned subsidiaries, wholly-controlled subsidiaries and majority-owned subsidiaries. Channel Intelligence, a former subsidiary of CIML, and InvestorForce were previously consolidated core companies but were sold during the six months ended June 30, 2013. Accordingly, the financial results and financial position of those companies are presented as discontinued operations in the Consolidated Financial Statements for all periods presented and are excluded from the tables below.

ICG’s Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012 included the financial position of the following majority-owned subsidiaries:

June 30, 2013	December 31, 2012
Bolt (1)	Bolt (1)
GovDelivery	CIML (2)
MSDSonline	GovDelivery
Procurian	MSDSonline
Procurian

ICG’s Consolidated Statements of Operations and Comprehensive Income (Loss) (its “Consolidated Statements of Operations”) for the three- and six-month periods ended June 30, 2013 and 2012 included the results of the following majority-owned subsidiaries:

Three Months Ended June 30,		Six Months Ended June 30,
2013	2012	2013	2012
Bolt (1)	GovDelivery	Bolt (1)	GovDelivery
GovDelivery	MSDSonline	CIML (2)	MSDSonline (3)
MSDSonline	Procurian	GovDelivery	Procurian
Procurian		MSDSonline
Procurian

(1)

On December 27, 2012, ICG acquired additional equity ownership interests in Bolt that increased ICG’s ownership in the company to 53%; ICG began consolidating the financial position of Bolt as of that date. The results of operations of Bolt from the date of acquisition through December 31, 2012 were immaterial to ICG; accordingly, the results of operations of Bolt are included in ICG’s Consolidated Statements of Operations beginning on January 1, 2013. See Note 4, “Consolidated Core Companies,” for additional information regarding ICG’s consolidation of Bolt.

(2)

CIML includes the assets and results of operations of mylist and its subsidiaries that are continuing operations from July 11, 2012, the date of consolidation when ICG increased its ownership in the company to 52%, to February 20, 2013, when ICG’s equity ownership interest in CIML was reduced to 38%.

(3)

On March 30, 2012, ICG acquired 96% of MSDSonline and began consolidating the financial position of that company as of that date. The results of operations of MSDSonline from the date of acquisition through March 31, 2012 were immaterial to ICG; accordingly, the results of operations of MSDSonline are included in ICG’s Consolidated Statements of Operations beginning on April 1, 2012. See Note 4, “Consolidated Core Companies,” for additional information regarding ICG’s acquisition of MSDSonline.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. Those estimates include evaluation of ICG’s convertible debt and equity holdings in companies, holdings in marketable securities, asset impairment, revenue recognition, income taxes and commitments and contingencies. Those estimates and assumptions are based on management’s best judgments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, such as the current economic environment, that management believes to be reasonable under the circumstances. Management adjusts those estimates and assumptions when facts and circumstances dictate that it is necessary or appropriate to do so. It is reasonably possible that ICG’s accounting estimates with respect to the ultimate recoverability of ICG’s ownership interests in convertible debt and equity holdings, goodwill and the useful lives of intangible assets could change in the near term and that the effect of such changes on ICG’s consolidated financial statements could be material. Management believes the recorded amounts of ownership interests, goodwill, intangible assets and cost method companies were not impaired as of June 30, 2013.

Ownership Interests, Goodwill, Intangibles, net and Cost Method Investments

ICG evaluates its carrying value in equity method companies and cost method companies continuously to determine whether an other-than-temporary decline in the fair value of any such company exists and should be recognized. In order to make that determination, ICG considers each such company’s achievement of its business plan objectives and milestones, the fair value of its ownership interest in each such company (which, in the case of any company listed on a public stock exchange, is the quoted stock price of the relevant ownership interest), the financial condition and prospects of each such company, and other relevant factors. The business plan objectives and milestones ICG considers include, among others, those related to financial performance, such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature, such as obtaining key business partnerships or the hiring of key employees. Impairment charges are determined by comparing ICG’s carrying value of a company with its estimated fair value. Fair value is determined by using a combination of estimating the cash flows related to the relevant asset, including estimated proceeds on disposition, and an analysis of market price multiples of companies engaged in lines of business similar to the company being evaluated. ICG concluded that the carrying value of its equity and cost method companies was not impaired as of June 30, 2013 and December 31, 2012.

ICG tests goodwill for impairment annually during the fourth quarter of each year, or more frequently as conditions warrant, and tests intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. ICG concluded that its goodwill and intangible assets were not impaired as of June 30, 2013 and December 31, 2012.

Revenue Recognition

During the three and six months ended June 30, 2013, ICG’s consolidated revenue was primarily attributable to Bolt, GovDelivery, MSDSonline and Procurian (primarily Procurian). During the three months ended June 30, 2012, ICG’s consolidated revenue was attributable to GovDelivery, MSDSonline and Procurian (primarily Procurian). During the six months ended June 30, 2012, ICG’s consolidated revenue was attributable to GovDelivery, MSDSonline and Procurian (primarily Procurian). MSDSonline was acquired on March 30, 2012; because the company’s results of operations for the two-day period from March 30, 2012 through March 31, 2012 were immaterial to ICG, revenue related to MSDSonline is included in ICG’s consolidated revenue beginning on April 1, 2012.

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

ICG GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

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

Escrow Information

When an interest in one of ICG’s companies is sold, a portion of the sale consideration may be held in escrow primarily to satisfy purchase price adjustments and/or indemnity claims. ICG records gains on escrowed proceeds at the time ICG is entitled to receive such proceeds, the amount is fixed or determinable and realization is assured. As of June 30, 2013, the following amounts related to ICG’s potential proceeds from sales of former consolidated and equity method companies remained in escrow to satisfy potential or ongoing indemnification claims: (1) 11,650 shares of common stock for The Active Network, Inc. (NYSE: ACTV) (“Active”), valued at less than $0.1 million (based on the stock’s June 30, 2013 closing price) related to the sale of StarCite, Inc. (“StarCite”), and (2) $7.9 million of cash related to the sales of InvestorForce and Channel Intelligence. Those outstanding escrows are scheduled to expire at various dates within the next two years, subject to potential indemnity claims pursuant to the terms of the specific sales agreements.

Concentration of Customer Base and Credit Risk

For both the three and six months ended June 30, 2013, Zurich, a customer of Procurian, represented 14% of ICG’s consolidated revenue. For the three and six months ended June 30, 2012, Zurich represented 22% and 15% of ICG’s consolidated revenue. Accounts receivable from Zurich as of June 30, 2013 totaled $16.4 million. That accounts receivable balance includes $12.1 million of unbilled accounts receivable for Zurich at June 30, 2013, all of which is expected to be billed in 2013. Accounts receivable from

ICG GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Zurich as of December 31, 2012 totaled $15.8 million, including $12.4 million of unbilled accounts receivable for Zurich as of that date.

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

3. Goodwill and Intangibles, net

Goodwill

The following table summarizes the activity related to ICG’s goodwill (in thousands):

	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
Goodwill as of June 30, 2013 and December 31, 2012	$120,149	$(304)	$119,845

During the three months ended June 30, 2013, ICG finalized its allocation of purchase price related to ICG’s 2012 consolidation of Bolt. During the six months ended June 30, 2013, the allocation of purchase price related to Procurian’s acquisition of Utilities Analyses, Inc. (“UAI”) was also finalized. Accordingly, based on revisions to initial estimates, ICG retrospectively increased the value of goodwill as of December 31, 2012 by $12.1 million, which was primarily offset by a decrease in intangible assets. The final purchase price allocations related to those transactions are detailed in Note 4, “Consolidated Core Companies.” As of June 30, 2013 and December 31, 2012, all of ICG’s goodwill was allocated to its consolidated core companies.

Intangible Assets

The following table summarizes ICG’s intangible assets from continuing operations (in thousands):

		As of June 30, 2013
Intangible Assets	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	1-11 years	$50,031	$(7,909)	$42,122
Trademarks/trade names	3-11 years	15,673	(1,679)	13,994
Technology	5-10 years	9,077	(1,424)	7,653
Non-compete agreements	2-5 years	4,636	(1,778)	2,858
Intellectual property	5 years	248	(44)	204
		79,665	(12,834)	66,831
Other intellectual property	Indefinite	400	—	400
		$80,065	$(12,834)	$67,231

ICG GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

		As of December 31, 2012
Intangible Assets	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	3-11 years	$49,995	$(5,904)	$44,091
Trademarks/trade names	3-11 years	15,673	(965)	14,708
Technology	10 years	11,607	(852)	10,755
Non-compete agreements	2-5 years	4,636	(1,047)	3,589
Intellectual property	5 years	248	(33)	215
		82,159	(8,801)	73,358
Other intellectual property	Indefinite	400	—	400
		$82,559	$(8,801)	$73,758

Amortization expense for intangible assets during the three- and six-month periods ended June 30, 2013 was $1.9 million and $4.8 million, respectively. Amortization expense for intangible assets during the three- and six-month periods ended June 30, 2012 was $1.4 million and $1.9 million, respectively. ICG amortizes intangibles using the straight line method.

Remaining estimated amortization expense is as follows (in thousands):

2013	$4,774
2014	9,406
2015	8,409
2016	8,074
2017	7,693
Thereafter	28,475
Remaining amortization expense	$66,831

As discussed above, intangible assets decreased $11.0 million during the six months ended June 30, 2013 due to the finalization of acquisition accounting related to ICG’s 2012 consolidation of Bolt.  Amortization expense for intangible assets recorded in connection with the consolidation of Bolt was $1.0 million and $0.1 million for the three-month periods ended March 31, 2013 and June 30, 2013, respectively.  The impact on amortization expense for each of those three-month periods based on the finalization of the acquisition accounting was immaterial.  Amortization for the six-month period ended June 30, 2013 is based on the intangible assets recorded upon the finalization of the acquisition accounting, which occurred during the three months ended June 30, 2013.

Impairment

ICG completes its annual impairment testing in the fourth quarter of each year, or more frequently as conditions warrant. There were no impairment charges related to goodwill or intangible assets associated with ICG’s consolidated subsidiaries during the three- and six-month periods ended June 30, 2013 and 2012.

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

(2) On June 29, 2012, Procurian acquired Media IQ, LLC (“Media IQ”), a media audit and benchmarking services provider, for consideration consisting of (a) $11.5 million in cash paid at closing, (b) Procurian common stock valued at $4.0 million, which was classified as a liability on the acquisition date, and (c) a $2.0 million deferred cash payment, due in $1.0 million increments payable on the one- and two-year anniversaries of the closing date of the acquisition. During the three months ended June 30, 2013, Procurian

ICG GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

made the first $1.0 million deferred cash payment.  Procurian allocated the purchase price to the acquired tangible and identifiable intangible assets and liabilities based upon their respective fair values as of the date of acquisition.

(3) On July 31, 2012, Procurian acquired UAI, an energy procurement specialist, for $6.7 million in cash. Procurian allocated the purchase price to the acquired tangible and identifiable intangible assets and liabilities based upon their respective fair values as of the date of acquisition.

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

The allocations of the respective purchase prices for each of the above acquisitions, including (1) the allocation for Procurian’s acquisition of UAI and (2) the allocation of the enterprise value of Bolt to identified intangible assets and tangible assets and liabilities, both of which were finalized during the six months ended June 30, 2013, are as follows (in thousands):

	MSDSonline	Media IQ	UAI	Bolt
Net assets acquired:
Goodwill	$15,847	$9,491	$3,194	$69,775
Customer lists (8-11 year life)	20,440	6,200	3,100	6,800
Technology (5-11 year life)	1,900	900	1,050	4,300
Trademarks, trade names and domain names (2-15 year life)	6,800	600	40	6,400
Non-compete agreements (1-5 year life)	3,580	268	120	—
Other net assets (liabilities)	1,170	316	(777)	(5,850)
	49,737	17,775	6,727	81,425
Noncontrolling interest (1)	(1,355)	—	—	(31,824)
	$48,382	$17,775	$6,727	$49,601

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

ICG GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following reconciles the activity related to the redeemable noncontrolling interest during the six months ended June 30, 2013 and 2012 (in thousands):

Balance at December 31, 2011	$1,378
Redeemable noncontrolling interest portion of subsidiary net (income)/loss	(91)
Accretion to estimated redemption value	211
Acquisition of MSDSonline	1,355
Impact of subsidiary equity transactions	(1)
Balance at June 30, 2012	$2,852

Balance at December 31, 2012	$3,383
Redeemable noncontrolling interest portion of subsidiary net (income)/loss	(102)
Accretion to estimated redemption value	570
Balance at June 30, 2013	$3,851

Discontinued Operations

On January 29, 2013, the sale of InvestorForce to MSCI was consummated. Under the terms of the purchase agreement, MSCI acquired InvestorForce for $23.6 million in cash. ICG’s proceeds from the sale were $20.8 million, a portion of which is being held in escrow. ICG recorded a gain of $15.7 million during the six months ended June 30, 2013 related to the transaction; that gain is included in the line item “Income (loss) from discontinued operations, including gain on sale” on ICG’s Consolidated Statements of Operations for the six-month period ended June 30, 2013. Additionally, InvestorForce’s results of operations for all periods presented have been presented as discontinued operations on ICG’s Consolidated Statements of Operations. InvestorForce’s revenue was $0.8 million for the period from January 1, 2013 to the date of sale. InvestorForce’s revenue was $2.3 million and $4.2 million for the three and six months ended June 30, 2012, respectively. ICG’s share of InvestorForce’s net loss for the 2013 period was $0.4 million. ICG’s share of InvestorForce’s net loss for the three and six months ended June 30, 2012 was $0.2 million and $0.8 million, respectively. The assets and liabilities of InvestorForce as of December 31, 2012 were $3.4 million and $3.9 million, respectively, and are presented on ICG’s Consolidated Balance Sheets for that period in the line items “Assets of discontinued operations” and “Liabilities of discontinued operations,” respectively. The “Assets of discontinued operations” as of December 31, 2012 also include $0.7 million of ICG goodwill related to InvestorForce.

On February 20, 2013, Channel Intelligence was sold to Google for $125.0 million in cash, subject to adjustment for working capital and other items. In the transaction, ICG realized $60.5 million, a portion of which is being held in escrow. ICG recorded a gain of $17.8 million during the six months ended June 30, 2013 related to the transaction that is included in the line item “Income (loss) from discontinued operations, including gain on sale” on ICG’s Statements of Operations for the six-month period ended June 30, 2013. Channel Intelligence’s results of operations for the period from January 1, 2013 to the date of sale have been presented as discontinued operations on ICG’s Consolidated Statements of Operations for the six months ended June 30, 2013. Channel Intelligence’s revenue for the period from January 1, 2013 to the date of sale was $3.1 million. ICG’s share of Channel Intelligence’s net loss for that period was $2.1 million. Additionally, the assets (excluding goodwill and intangible assets in the table below) and liabilities of Channel Intelligence as of December 31, 2012 were $7.1 million and $6.5 million, respectively, and are included in the line items “Assets of discontinued operations” and “Liabilities of discontinued operations,” respectively, on ICG’s Consolidated Balance Sheets as of that date.

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

ICG GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

In connection with the sales of Channel Intelligence and InvestorForce, ICG received cash proceeds (excluding amounts held in escrow) of $73.4 million. Consistent with ICG’s policy election, those proceeds are reflected in cash flows provided by investing activities from continuing operations on ICG’s Consolidated Statement of Cash Flows for the six months ended June 30, 2013.

Other Consolidated Company Transactions

Periodically, ICG acquires additional equity ownership interests in its consolidated companies. Equity ownership interests purchased from a consolidated company’s existing shareholders results in an increase in ICG’s controlling interest in that company and a corresponding decrease in the noncontrolling interest ownership. Those transactions are accounted for as a decrease to “Noncontrolling Interest” and a decrease to “Additional paid-in capital” in ICG’s Consolidated Balance Sheets for the relevant period. ICG may also acquire additional equity ownership interests in its consolidated companies as a result of share issuances by those companies. An issuance of equity securities by a consolidated company that results in a decrease in ICG’s equity ownership interests is accounted for in accordance with the policy for “Principles of Accounting for Ownership Interests” described in Note 2, “Significant Accounting Policies.” Other changes to ICG’s equity ownership interests in its consolidated core companies, as well as equity-based compensation award activity at those companies, also result in adjustments to “Additional paid-in capital” and “Noncontrolling Interest” in ICG’s Consolidated Balance Sheets.  The impact of any equity-related transactions at ICG’s consolidated core companies is included in the line item “Impact of subsidiary equity transactions” on ICG’s Consolidated Statements of Changes in Equity.

For the six months ended June 30, 2013, ICG recorded a net increase of $1.5 million and less than $0.1 million to “Additional paid-in capital” and “Noncontrolling Interest” on ICG’s Consolidated Balance Sheets, respectively. For the six month ended June 30, 2012, ICG recorded a net decrease of $1.9 million and a net increase of $1.1 million to “Additional paid-in capital” and “Noncontrolling Interest” on ICG’s Consolidated Balance Sheets, respectively.  In both six-month periods, those amounts primarily related to (1) ICG’s acquisition of additional ownership interests in Procurian from former Procurian employees, and (2) equity-related transactions associated with Procurian’s acquisitions.  The increase in ICG’s equity ownership interest in Procurian resulted in an increase in ICG’s controlling interest and a corresponding decrease in noncontrolling interest ownership.

Pro Forma Information

The information in the following table represents revenue, net income (loss) attributable to ICG Group, Inc. and net income (loss) per diluted share attributable to ICG Group, Inc. for the relative periods, had ICG owned MSDSonline and Bolt, and had Procurian owned Media IQ and UAI during the three and six-month periods ended June 30, 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands, except per share data)
Revenue	$48,662	$46,761	$95,001	$88,774
Net income (loss) attributable to ICG Group, Inc.	$(6,858)	$(6,189)	$12,210	$(13,726)
Net income (loss) per diluted share attributable to ICG Group, Inc.	$(0.19)	$(0.17)	$0.33	$(0.38)

5. Ownership Interests and Cost Method Companies

Equity Method Companies

The following unaudited summarized financial information relates to ICG’s companies accounted for under the equity method of accounting as of June 30, 2013 and December 31, 2012 and for the three- and six-month periods ended June 30, 2013 and 2012. This aggregate information has been compiled from the financial statements of those companies.

ICG GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Balance Sheets (Unaudited)

	June 30, 2013 (1)	December 31, 2012 (2)
	(in thousands)
Cash and cash equivalents	$6,137	$5,572
Other current assets	11,103	11,268
Non-current assets	13,514	13,218
Total assets	$30,754	$30,058

Current liabilities	$16,233	$21,115
Non-current liabilities	6,277	1,397
Long-term debt	15,809	12,670
Stockholders’ deficit	(7,565)	(5,124)
Total liabilities and stockholders’ deficit	$30,754	$30,058

Total carrying value	$14,685	$13,333

(1)	Includes (ICG voting ownership): Acquirgy (25%), CIML (38%), Freeborders (31%) and WhiteFence (36%).

(2)	Includes (ICG voting ownership): Acquirgy (25%), Freeborders (31%) and WhiteFence (36%).

As of June 30, 2013, ICG’s aggregate carrying value in equity method companies exceeded ICG’s share of the net assets of those companies by $17.3 million. Of this excess, $15.1 million is allocated to goodwill, which is not amortized, and $2.2 million is allocated to intangibles, which are generally being amortized over five years. As of December 31, 2012, this excess was $15.3 million, $12.0 million of which was allocated to goodwill, and $3.3 million of which was allocated to intangibles. Amortization expense associated with these intangibles for the three and six months ended June 30, 2013 was less than $0.1 million and $0.1 million, respectively. Amortization expense associated with these intangibles for the three and six months ended June 30, 2012 was $0.3 million and $0.6 million, respectively. That amortization expense is included in the table below in the line item “Amortization of intangible assets” and is included in the line item “Equity loss” on ICG’s Consolidated Statements of Operations.

Results of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013 (1)	2012 (2)	2013 (3)	2012 (2)
	(in thousands)
Revenue	$12,490	$29,751	$25,595	$59,105

Net income (loss)	$(2,976)	$(7,094)	$(5,114)	$(12,561)

Equity income (loss) excluding impairments and amortization of intangible assets	$(875)	$(2,909)	$(1,555)	$(4,947)
Amortization of intangible assets	$(48)	(327)	$(69)	(592)
Total equity income (loss)	$(923)	$(3,236)	$(1,624)	$(5,539)

(1)	Includes Acquirgy, CIML, Freeborders and WhiteFence.

(2)	Includes Acquirgy, Bolt, CIML, Freeborders, GoIndustry-DoveBid plc (“GoIndustry”) and WhiteFence.

(3)	Includes Acquirgy, CIML (from February 20, 2013, the date of deconsolidation), Freeborders and WhiteFence.

Impairments – Equity Companies

ICG performs ongoing business reviews of its equity method companies to determine whether ICG’s carrying value in those companies is impaired. ICG determined its carrying value in its equity method companies was not impaired during the three- and six-month periods ended June 30, 2013 and 2012.

ICG GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Other Equity Company Information

During the six months ended June 30, 2012, ICG participated in a follow-on financing transaction for Bolt. At that time, ICG acquired $9.0 million of Bolt preferred stock; as a result of the transaction, ICG’s ownership in Bolt increased from 26% to 38%. ICG completed a purchase price allocation related to this transaction, which resulted in an allocation of the purchase price to equity method intangible assets that were to be amortized over five years and equity method goodwill, which was not amortized.

Marketable Securities

Marketable securities represent ICG’s holdings of publicly-traded equity securities and are accounted for as available-for-sale securities. On December 30, 2011, StarCite, one of ICG’s prior equity method companies, was acquired by Active. ICG’s portion of the sale proceeds included shares of Active common stock. During the three and six months ended June 30, 2013, ICG sold 150,233 shares of Active common stock at an average price of $5.10 for total proceeds of $0.8 million. During the three and six months ended June 30, 2012, ICG sold 447,057 shares of Active common stock at an average price of $16.88 for total proceeds of $7.5 million. ICG recorded a gain on the sale of those securities of less than $0.1 million and $1.4 million in the three- and six-month periods ended June 30, 2013 and 2012, respectively. Those gains are included in the line item “Other income (loss), net” on ICG’s Consolidated Statements of Operations for the respective three- and six-month periods. ICG does not hold any shares of Active common stock as of June 30, 2013. The fair value of the shares of Active common stock held by ICG as of December 31, 2012 of $0.7 million is reflected in both the line item “Marketable Securities” ($0.3 million) and the line item “Prepaid expenses and other current assets” ($0.4 million) on ICG’s Consolidated Balance Sheets.

Cost Method Companies

ICG’s carrying value of its holdings in cost method companies was $15.0 million and $13.0 million as June 30, 2013 and December 31, 2012, respectively. Those amounts are reflected in the line item “Cost method companies” on ICG’s Consolidated Balance Sheets as of the relevant dates.

ICG performs ongoing business reviews of its cost method companies to determine whether ICG’s carrying value in those companies is impaired. ICG determined its carrying value in its cost method companies was not impaired during the three- and six-month periods ended June 30, 2013 and 2012.

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

6. Financial Instruments

Derivative Financial Instruments

Procurian is party to an interest rate swap hedge agreement with PNC Bank to mitigate the risk of fluctuations in the variable interest rate related to Procurian’s term loan with PNC Bank. The net mark-to-market adjustments recognized by Procurian are detailed in the table below and represent the change in value of the swap related to the fluctuations in the applicable interest rates during the relevant periods. See Note 7, “Debt.”

During the three and six months ended June 30, 2013, Procurian entered into forward contracts with monthly expirations to mitigate the risk of currency fluctuations at Procurian’s operations in Europe, Asia and South America. During the three months ended June 30, 2012, Procurian utilized average rate currency options and forward contracts with quarterly expirations to mitigate the risk of currency fluctuations at Procurian’s operations Europe, Asia and South America. The net mark-to-market adjustments recognized by Procurian were recorded on ICG’s Statements of Operations. The adjustments are detailed in the table below and represent the change in value of those instruments related to the fluctuation of exchange rates during the relevant period, as well as the premiums paid by Procurian for the options; there were no outright premiums paid for the forward contracts.

ICG GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table presents the classifications and fair values of our derivative instruments as of June 30, 2013 and December 31, 2012 (in thousands):

Consolidated Balance Sheets
Derivative	Classification	June 30, 2013	December 31, 2012
Interest rate swap	Accrued expenses	$(248)	$(90)

The following table presents the mark-to-market impact on earnings resulting from ICG’s hedging activities for the three and six months ended June 30, 2013 and 2012, respectively (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Derivative	Classification	2013	2012	2013	2012
Average rate currency options and forward contracts	Other income (loss), net	$(26)	$(123)	$(136)	$(123)
Interest rate swap	Interest income (expense)	$(157)	$18	$(158)	$30

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

ICG GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The fair value hierarchy of ICG’s financial assets measured at fair value on a recurring basis was as follows (in thousands):

	Asset (liability) at June 30, 2013	Valuation Technique (Approach)	Level 1	Level 2	Level 3
Cash equivalents (money market accounts and commercial paper investments)	$81,019	Market	$81,019	$—	$—
Hedges of interest rate risk(1)	(248)	Market	—	(248)	—
	$80,771		$81,019	$(248)	$—

	Asset (liability) at December 31, 2012	Valuation Technique (Approach)	Level 1	Level 2	Level 3
Cash equivalents (money market accounts and commercial paper investments)	$23,598	Market	$23,598	$—	$—
Hedges of interest rate risk (1)	(90)	Market	—	(90)	—
	$23,508		$23,598	$(90)	$—

(1)

ICG’s respective counterparties under the arrangements provide quarterly statements of market values of those instruments based on significant inputs that are observable or can be derived principally from, or corroborated by, observable market data for substantially the full term of the asset or liability.

7. Debt

Long-Term Debt

ICG’s long-term debt as of June 30, 2013 and December 31, 2012 consisted of debt at its consolidated core companies, primarily a term loan at Procurian.

	Interest Rates	June 30, 2013	December 31, 2012
		(in thousands)
Procurian term loan	1.94-3.09%	$20,833	$23,333
Other debt	5.5-11.65%	13,751	9,981
Capital leases	2.00%	338	—
		34,922	33,314
Current maturities		(8,648)	(5,336)
Long-term debt		$26,274	$27,978

ICG’s long-term debt matures as follows:

2013 (remainder of year)	$4,438
2014	9,380
2015	9,867
2016	7,347
2017	3,890
$34,922

Loan and Credit Agreements

On August 9, 2012, Procurian, a number of its wholly-owned subsidiaries and PNC Bank entered into an amended and restated term note that amended certain terms of the loan agreement between Procurian and PNC Bank dated August 3, 2010 that provides for a revolving line of credit and a term loan. Under the line of credit, which matures on August 2, 2015, Procurian may borrow up to $15.0 million and obtain up to $5.0 million of letters of credit, subject to specified fees and other terms. The line of credit is subject to a 0.25% per annum unused commitment fee that is payable to the bank quarterly. Under the term loan, Procurian borrowed $25.0

ICG GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

million (a $13.0 million increase from the August 9, 2012 original term loan balance of $12.0 million) primarily in order to fund potential future acquisitions. Both the line of credit and the term loan have been secured by a first priority lien on the assets of the borrowing companies.

The term loan and the line of credit both bear interest, at Procurian’s option, at either (1) a base rate equal to the highest of PNC Bank’s prime rate, the sum of the Federal Funds Open Rates plus 0.5% and the sum of the daily LIBOR rate plus 1.0%, or (2) a daily to six month LIBOR rate plus a margin ranging from 1.5% to 2.0%, depending on the then-current debt-to-EBITDA ratio of the borrowing companies. Under the loan agreement, any outstanding principal and interest under the line of credit would become due and payable periodically through August 2, 2015, the principal under the term loan is payable in $0.4 million monthly installments through August 1, 2017, and any outstanding interest under the term loan is due and payable periodically through August 1, 2017. There are no amounts outstanding under the line of credit; the amounts outstanding under the term loan as of December 31, 2012 and 2011 are set forth in the table above. The effective interest rate being paid by Procurian under the term loan, including the applicable margin, was 1.94% as of June 30, 2013.

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

On October 22, 2012, Bolt entered into certain debt agreements with Horizon Technology Ventures Corporation (“Horizon”). Those agreements provide for a term loan of $5.0 million and a $5.0 million line of credit, both of which are subject to an interest rate of 11.65% and mature on May 1, 2016. Those debt instruments have a fair value as of June 30, 2013 and December 31, 2012 of $9.9 million and $9.8 million, respectively, due to warrants issued by Bolt to Horizon in connection with the debt agreement and are included in the line item “Other Debt” in the table above. As of June 30, 2013, $5.0 million and $5.0 million are outstanding under the term loan and the line of credit, respectively.

On November 30, 2012, GovDelivery entered into loan agreements with Venture Bank that provide for a revolving credit facility under which the company may borrow up to $2.0 million and a $2.5 million term loan in order to execute on GovDelivery’s 2013 initiatives of replacing existing equipment and expanding the company’s data centers. Both the revolving credit facility and the term loan are secured by GovDelivery’s assets and mature on November 30, 2017. The line of credit and the term loan bear interest at a base rate equal to the prime rate plus 2.0% but in no case will be less than 5.5%. There was $1.4 million and $2.5 million outstanding under the line of credit and term loan, respectively, as of June 30, 2013, which are included in the line item “Other Debt” in the table above. There was no amount outstanding under the line of credit as of December 31, 2012; there was $2.5 million outstanding under the term loan as of December 31, 2012, which is included in the line item “Other Debt” in the table above.

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

The core reporting segment includes those businesses (1) in which ICG’s management takes a very active role in providing strategic direction and operational support and (2) towards which ICG expects to devote relatively large proportions of its personnel, financial capital and other resources. The venture reporting segment includes companies to which ICG generally devotes less capital, holds relatively smaller ownership stakes and generally has less influence over the strategic directions and management decisions than it does with its core companies. For the periods presented, the core segment included the results of ICG’s consolidated core companies, recorded ICG’s share of earnings and losses of its equity core companies and captured ICG’s carrying value in its consolidated core companies and equity core companies. For the periods presented, the venture segment recorded ICG’s share of earnings and losses of venture companies accounted for under the equity method of accounting and captured ICG’s carrying value in those companies as well as ICG’s carrying value of its holdings in cost method companies. For the six months ended June 30, 2013, the venture segment also recorded the results of ICG’s consolidated venture company.

During the three and six months ended June 30, 2013, $4.8 million and $9.4 million, respectively, of ICG’s consolidated revenue relates to sales generated in Europe, primarily the United Kingdom and Switzerland. During the three and six months ended June 30, 2012, $3.5 million and $5.9 million, respectively, of ICG’s consolidated revenue relates to sales generated in Europe, primarily the

ICG GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

United Kingdom and Switzerland. The remaining consolidated revenue for the three- and six-month periods ended June 30, 2013 and 2012 primarily relates to sales generated in the United States. As of June, 2013 and December 31, 2012, ICG’s long-lived assets were located primarily in the United States.

The following summarizes selected information related to the results of operations of ICG’s segments for the three and six months ended June 30, 2013 and 2012, as well as the financial position of ICG’s segments as of June 30, 2013 and December 31, 2012. The amounts presented as “Dispositions” in the following table represent (1) ICG’s share of the results of GoIndustry, which was sold on July 5, 2012, (2) InvestorForce, which was sold on January 29, 2013, and (3) Channel Intelligence, a former subisidiary of CIML, which was sold on February 20, 2013. All significant intersegment activity has been eliminated. Assets reflected in each operating segment are owned by a company in that operating segment.

Segment Information
(in thousands)
	Core	Venture	Total Segment	Dispositions	Corporate	Other(1)	Consolidated Results
Three Months Ended June 30, 2013
Revenue	$48,662	$—	$48,662	$—	$—	$—	$48,662
Net income (loss) attributable to ICG Group, Inc.	$(3,052)	$(407)	$(3,459)	$100	$(3,912)	$413	$(6,858)

Three Months Ended June 30, 2012
Revenue	$42,822	$—	$42,822	$—	$—	$—	$42,822
Net income (loss) attributable to ICG Group, Inc.	$(1,723)	$(585)	$(2,308)	$(1,028)	$(3,476)	$818	$(5,994)

Six Months Ended June 30, 2013
Revenue	$94,572	$429	$95,001	$—	$—	$—	$95,001
Net income (loss) attributable to ICG Group, Inc.	$(8,849)	$(1,489)	$(10,338)	$27,696	$(9,089)	$3,941	$12,210

Six Months Ended June 30, 2012
Revenue	$77,520	$—	$77,520	$—	$—	$—	$77,520
Net income (loss) attributable to ICG Group, Inc.	$(2,312)	$(1,225)	$(3,537)	$(1,702)	$(8,598)	$823	$(13,014)

(1)

The following table reflects the components in Other (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Corporate other income (loss) (Note 10)	$(45)	$1,470	$(103)	$1,627
Noncontrolling interest (income) loss	458	(652)	4,044	(804)
	$413	$818	$3,941	$823

	Core	Venture	Total Segment	Dispositions	Corporate	Other	Consolidated Results
Assets as of:

June 30, 2013	$325,846	$16,615	$342,461	$—	$65,350	$—	$407,811

December 31, 2012	$333,779	$17,822	$351,601	$82,505	$14,475	$—	$448,581

ICG GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

9. Equity-Based Compensation

As of June 30, 2013, equity-based compensation awards may be granted to ICG employees, directors and consultants under ICG’s 2005 Omnibus Equity Compensation Plan, as such has been amended from time to time (the “Plan”). Generally, the grants vest over a period from one to four years and expire eight to ten years after the grant date. Most companies in which ICG holds equity ownership interests also maintain their own equity incentive/compensation plans.

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

	Three Months Ended June 30,		Six Months Ended June 30,		Unrecognized Equity-Based Compensation as of June 30, 2013	Weighted Average Years Remaining of Equity-Based Compensation as of June 30, 2013
	2013	2012	2013	2012

SARs	$601	$618	$1,202	$1,226	$2,791	1.9
Restricted Stock	1,237	713	2,426	1,396	7,814	2.2
DSUs	96	87	186	246	255	0.7
Equity-Based Compensation	1,934	1,418	3,814	2,868	10,860
Equity-Based Compensation for Consolidated Core Companies	390	321	792	509	4,537	3.0
Equity-Based Compensation	$2,324	$1,739	$4,606	$3,377	$15,397

SARs

Each SAR represents the right of the holder to receive, upon exercise of that SAR, shares of ICG Common Stock equal to the amount by which the fair market value of a share of that Common Stock on the date of exercise of the SAR exceeds the base price of the SAR. The base price is determined by the NASDAQ closing price of ICG’s Common Stock on the date of grant (or the closing price on the next trading day if there are no trades in ICG’s stock on the date of grant). The fair value of each SAR is estimated on the grant date using the Black-Scholes option-pricing model. SARs generally vest over four years, with 25% vesting on the first anniversary of the grant date, and the remaining 75% vesting ratably each month over the subsequent 36 months. Activity with respect to SARs during the three and six months ended June 30, 2013 and 2012 was as follows:

	Three Months Ended June 30,
	2013			2012
	Number of SARs	Weighted Average Base Price	Weighted Average Fair Value	Number of SARs	Weighted Average Base Price	Weighted Average Fair Value
Granted	—	$—	$—	259,625	$9.25	$4.90
Exercised (1)	28,864	$7.40	$4.44	—	$—	$—
Forfeited	5,346	$9.95	$5.39	1,598	$10.54	$5.83

(1)	The exercise of SARs listed in this table resulted in the issuance of 6,999 shares of ICG’s Common Stock during the three months ended June 30, 2013.

ICG GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	Six Months Ended June 30,
	2013			2012
	Number of SARs	Weighted Average Base Price	Weighted Average Fair Value	Number of SARs	Weighted Average Base Price	Weighted Average Fair Value
Granted	—	$—	$—	259,625	$9.25	$4.90
Exercised (1)	155,488	$8.78	$5.27	—	$—	$—
Forfeited	5,346	$9.95	$5.39	1,598	$10.54	$5.83

(1)	The exercise of SARs listed in this table resulted in the issuance of 44,232 shares of ICG’s Common Stock during the six months ended June 30, 2013.

There were 4,177,416 and 4,338,250 SARs outstanding as of June 30, 2013 and December 31, 2012, respectively. The aggregate intrinsic value of the SARs outstanding as of June 30, 2013 and December 31, 2012 were $15.2 million and $16.0 million, respectively.

Stock Options

The fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model. Stock options generally vest ratably over four years: 25% vest on the first anniversary of the grant date, and the remaining 75% vest ratably each month over the subsequent 36 months.

Activity with respect to stock options during the three and six months ended June 30, 2013 and 2012 was as follows:

	Three Months Ended June 30,
	2013			2012
	Number of Stock Options	Weighted Average Base Price	Weighted Average Fair Value	Number of Stock Options	Weighted Average Base Price	Weighted Average Fair Value
Exercised	—	$—	$—	3,700	$6.63	$5.08
Expired	—	$—	$—	600	$7.60	$5.75
Forfeited	—	$—	$—	21	$8.41	$4.96

	Six Months Ended June 30,
	2013			2012
	Number of Stock Options	Weighted Average Base Price	Weighted Average Fair Value	Number of Stock Options	Weighted Average Base Price	Weighted Average Fair Value
Exercised	—	$—	$—	30,500	$8.26	$6.30
Expired	—	$—	$—	8,000	$10.69	$8.25
Forfeited	—	$—	$—	21	$8.41	$4.96

There were 1,750 stock options outstanding as of both June 30, 2013 and December 31, 2012; the aggregate intrinsic value of the stock options outstanding as of both June 30, 2013 and December 31, 2012 was less than $0.1 million.

SARs and Stock Options Fair Value Assumptions

ICG estimates the grant date fair value of SARs and stock options using the Black-Scholes option-pricing model, which requires the input of highly subjective assumptions. Those assumptions include estimating the expected life of the award and estimating volatility of ICG’s stock price over the expected term. Expected volatility approximates the historical volatility of ICG’s Common Stock over the period commensurate with the expected term of the award. The expected term calculation is based on an average of the award vesting term and the life of the award. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for an instrument with a maturity that is commensurate with the expected term of the award. Changes in the above assumptions, the estimated forfeitures and/or the requisite service period can materially affect the amount of equity-based compensation recognized in ICG’s Consolidated Statements of Operations.

ICG GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following assumptions were used to determine the fair value of SARs granted to employees and a non-management director by ICG during the three- and six-month periods ended June 30, 2013 and 2012:

	Three and Six Months Ended June 30,
	2013	2012
Expected volatility	—%	56%
Average expected life of SAR (in years)	—	6.25
Risk-free interest rate	—%	0.92%
Dividend yield	—%	0%

Restricted Stock

ICG periodically issues shares of restricted stock to its employees and non-management directors. Recipients of restricted stock do not pay cash consideration for the shares and have the right to vote all shares subject to the grant and receive all dividends with respect to the shares, whether or not the shares have vested. As of June 30, 2013, issued and unvested shares of restricted stock granted to ICG’s employees vest as follows: (1) 53,622 shares of restricted stock vest 25% each year over a four-year period, (2) 60,042 shares of restricted stock vest 12.5% on the nine-month anniversary of the grant date, and the remaining 87.5% every six months subsequent to the first vesting date and (3) 130,440 shares of restricted stock vest upon the achievement of certain performance goals, as discussed below. Additionally, as of June 30, 2013, 962,500 shares of restricted stock granted to ICG’s Chief Executive Officer and ICG’s President vest according to specified service periods, performance goals and market conditions, as discussed below.

During the six months ended June 30, 2013, in lieu of their right to receive 50% of their respective target bonus amounts under the ICG 2013 Performance Plan (the “Performance Plan”) in cash, senior ICG employees, including each of ICG’s executive officers, were issued a total of 130,440 shares of restricted stock (the “Performance Shares”) (determined based on the value of 50% of their respective individual target bonuses under the Performance Plan and the closing price of ICG’s common stock of $13.09 per share on March 1, 2013, the date of the restricted stock grant). If and to the extent that an individual’s achievement percentage under the Performance Plan (1) is greater than or equal to 50%, all of that employee’s Performance Shares will vest or (2) is greater than 0% but less than 50%, a portion of that employee’s Performance Shares equal to two times the achievement percentage will vest. As of June 30, 2013, ICG expects all of those performance-based restricted stock awards to vest.

As of June 30, 2013, outstanding shares of restricted stock granted to ICG’s Chief Executive Officer and ICG’s President vest as follows: (1) 229,168 shares of restricted stock vest in equal installments each November and May through November 9, 2015, (2) 366,666 shares of restricted stock vest based on the achievement of stipulated performance goals related to ICG’s results on or before December 31, 2015, and (3) 366,666 shares of restricted stock vest based on stipulated market thresholds related to ICG’s Common Stock price through December 31, 2015. As of June 30, 2013, ICG expects all of those performance-based and market-based restricted stock awards to vest. In the event of a change of control (as defined by the Plan) before December 31, 2015, all of the shares contingent upon the achievement of the financial and stock price metrics would automatically vest, and any unrecognized equity-based compensation expense associated with those awards would be immediately recognized. Additionally, in the event of a change of control during which ICG’s Chief Executive Officer and ICG’s President are terminated, any remaining service-based awards would automatically vest, and any unrecognized equity-based compensation expense associated with those awards would be immediately recognized.

ICG issues restricted stock awards annually to its non-management board of directors under ICG’s Amended and Restated Non-Management Director Compensation Plan (the “Director Plan”). Those awards vest 100% on the one-year anniversary date of the grant. During the three and six months ended June 30, 2013 and 2012, ICG granted 30,750 shares of restricted stock under the Director Plan, which are included in the table below. Also see the subsection “DSUs” in this Note 9.

ICG GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Share activity with respect to restricted stock awards for the three and six months ended June 30, 2013 and 2012 was as follows:

	Three Months Ended June 30,
	2013		2012
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Granted	—	$—	98,223	$9.24
Vested	62,458	$10.54	62,461	$10.54
Forfeited	1,718	$10.31	375	$12.15

	Six Months Ended June 30,
	2013		2012
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Granted	168,190	$13.06	116,973	$9.11
Vested	137,904	$10.12	68,711	$10.19
Forfeited	10,395	$12.67	375	$12.15

There were 1,237,354 and 1,217,463 shares of restricted stock issued and unvested as of June 30, 2013 and December 31, 2012, respectively.

DSUs

ICG periodically issues DSUs to its non-management directors. Each DSU represents a share of Common Stock into which that DSU will be converted upon the termination of the recipient’s service at ICG. DSUs issued annually under the Director Plan vest on the one-year anniversary of the grant date.

Share activity with respect to those DSUs for the six months ended June 30, 2013 and 2012 was as follows:

	Six Months Ended June 30,
	2013		2012
	Number of DSUs	Grant Date Fair Value	Number of DSUs	Grant Date Fair Value
Granted	29,250	$13.09	41,250	$8.40
Vested	41,250	$8.40	52,500	$13.32

There were 29,250 DSUs and 41,250 DSUs issued and unvested at June 30, 2013 and December 31, 2012, respectively.

ICG issues quarterly compensation payments to each non-management director for his service on the Board of Directors and its committees, as applicable, under the Director Plan. Each director has the right to elect to receive those payments in whole or in part in the form of DSUs in lieu of cash. Each participating director receives DSUs representing shares of ICG’s Common Stock with a fair market value equal to the relevant cash fees (with such fair market value determined by reference to the closing Common Stock price reported by NASDAQ on the date these cash fees otherwise would have been paid). Those DSUs vest immediately. The expense for those DSUs is recorded when the fees to which the DSUs relate are earned and is included in the line item “general and administrative” in ICG’s Consolidated Statements of Operations (but is not reflected in the summarized Equity-Based Compensation table above).

ICG GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Activity related to quarterly grants of DSUs for service was as follows:

	Three Months Ended June 30,
	2013		2012
	Number of DSUs	Expense Recognized (in thousands)	Number of DSUs	Expense Recognized (in thousands)
Granted and vested	7,888	$96	9,538	$88

	Six Months Ended June 30,
	2013		2012
	Number of DSUs	Expense Recognized (in thousands)	Number of DSUs	Expense Recognized (in thousands)
Granted and vested	15,372	$191	15,251	$176

Consolidated Core Companies

All of ICG’s consolidated core companies issue equity-based compensation awards to their employees. Those awards are most often in the form of stock options that vest over four years. The fair value of the stock option awards are estimated on the grant date using the Black-Scholes option pricing model. The majority of the stock options vest 25% on the first anniversary of the grant date, and the remaining 75% vest ratably each month over the subsequent 36 months. The remaining awards generally vest ratably over four years, with 25% vesting on each anniversary date over that term. Expense related to equity-based awards recorded by ICG’s consolidated core companies for the three- and six-month periods ended June 30, 2013 and 2012 primarily relates to Procurian.

10. Other Income (Loss)

Other income (loss), net consists of the effect of transactions and other events relating to ICG’s ownership interests and its operations in general.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Realized gains on sales of marketable securities (Note 5)	$23	$1,446	$23	$1,446
Gains on sales/distributions of ownership interests	—	12	—	220
Other	(68)	12	(126)	(39)
	(45)	1,470	(103)	1,627
Total other income (loss) for consolidated core companies	106	(416)	(809)	(176)
	$61	$1,054	$(912)	$1,451

During the six months ended June 30, 2012, ICG received $0.2 million of escrow releases in connection with the disposition of Metastorm Inc. (“Metastorm”). This amount was recorded as a gain and is included in the line item “Other income (loss), net” on ICG’s Consolidated Statement of Operations in the relative period.

During the three and six months ended June 30, 2013, Procurian recorded foreign currency gains of $0.1 million and foreign currency losses of $0.8 million, respectively, related to changes in exchange rates associated with its operations in Europe, Asia and South America. During the three and six months ended June 30, 2012, Procurian recorded foreign currency losses of $0.4 million and $0.2 million, respectively, related to changes in exchange rates associated with its foreign operations. Those foreign currency gains and losses comprise the majority of the other income (loss) for ICG’s consolidated core companies included in the table above.

11. Income Taxes

ICG Group, Inc., GovDelivery, InvestorForce (through January 29, 2013, the date of disposition), MSDSonline (beginning March 30, 2012, the date of acquisition) and Procurian file a consolidated federal income tax return. Bolt is not included in ICG’s consolidated federal income tax return. For the three and six months ended June 30, 2013 and 2012, a tax provision was recognized for state and foreign income taxes; a full tax benefit for the loss from continuing operations was not recognized for federal income taxes because ICG maintains a valuation allowance on certain deferred tax assets that it believes, after evaluating all the positive and negative evidence, both historical and prospective, is more likely than not to not be realized.

ICG GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

12. Net Income (Loss) per Share

The calculations of net income (loss) per share were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands, except per share data)
Basic and Diluted:
Income (loss) from continuing operations	$(6,958)	$(5,764)	$(17,880)	$(12,252)
Income (loss) from discontinued operations	100	(230)	30,090	(762)
Net income (loss) attributable to ICG Group, Inc.	$(6,858)	$(5,994)	$12,210	$(13,014)

Basic and Diluted:
Income (loss) from continuing operations per share	$(0.19)	$(0.16)	$(0.49)	$(0.34)
Income (loss) from discontinued operations per share	—	(0.01)	0.82	(0.02)
Net income (loss) attributable to ICG Group, Inc. per share	$(0.19)	$(0.17)	$0.33	$(0.36)

Shares used in computation of basic and diluted income (loss) per share	36,468	35,917	36,590	36,037

The following potentially dilutive securities were not included in the computation of diluted net loss per share, as their effect would have been anti-dilutive:

	Units (in thousands)	Weighted Average Price per Share
Three months ended June 30, 2013
Stock options	1,750	$6.91
SARs	4,177,416	$7.81
Restricted stock (1)	1,237,354	$—
DSUs	29,250	$—

Six months ended June 30, 2013
Stock options	1,750	$6.91
SARs	4,177,416	$7.81
Restricted stock (1)	1,237,354	$—
DSUs	29,250	$—

Three months ended June 30, 2012
Stock options	145	$5.57
SARs	4,405	$7.80
Restricted stock (1)	1,274	$—
DSUs	41	$—

Six months ended June 30, 2012
Stock options	145	$5.57
SARs	4,405	$7.80
Restricted stock (1)	1,274	$—
DSUs	41	$—

(1)

Anti-dilutive securities include contingently issuable shares unvested as of June 30, 2013, the vesting of which is based on performance conditions and market conditions that have not yet been achieved. See Note 9, “Equity-Based Compensation.”

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

Liquidity and Capital Resources

The following table summarizes our cash and cash equivalents, restricted cash and long-term debt, including the current portion of that debt, as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012

Cash and cash equivalents	$89,034	$45,435
Restricted cash	1,278	1,235
	$90,312	$46,670

Long-term debt, including current portion	$34,922	$33,314

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

From time to time, one or more of our consolidated core companies may pay a dividend. Because we do not own 100% of our consolidated core companies, when one of our consolidated core companies pays a dividend, the noncontrolling interest holders may receive a portion of that dividend. From time to time, we may seek, or be required to, increase our ownership in one or more of our consolidated companies as a result of certain members of our companies’ management teams exercising put rights (See Note 4 — “Consolidated Companies—Redeemable Noncontrolling Interest”) or as a result of a tender offer initiated by us.

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

Our consolidated working capital decreased from $112.8 million as of December 31, 2012 to $89.7 million as of June 30, 2013, a decrease of $23.1 million. The decrease in working capital was primarily due to the sale of Channel Intelligence and InvestorForce in the first quarter of 2013 that resulted in an increase in cash but a reduction in both assets of discontinued operations ($82.5 million as of December 31, 2012, which related primarily to goodwill and intangible assets associated with Channel Intelligence that were recorded at 100% compared to ICG’s 52% ownership interest in Channel Intelligence as of December 31, 2012), and liabilities of discontinued operations ($10.4 million as of December 31, 2012), partially offset by an overall decrease in current liabilities from the year-end to the current period.

Summary of Statements of Cash Flows

	Six months ended June 30,
	2013	2012
	(in thousands)
Cash (used in) provided by operating activities	$(14,710)	$(5,272)
Cash (used in) provided by investing activities	$67,243	$(50,375)
Cash (used in) provided by financing activities	$(8,990)	$(8,163)

The increase in cash used in operating activities from the six months ended June 30, 2012 to the six months ended June 30, 2013 is due to working capital changes, primarily related to accrued compensation and benefits, and, to a lesser extent, accounts payable and other liabilities in the six-month 2013 period compared to the six-month 2012 period. Those changes were partially offset by working capital changes related to accounts receivable and accrued expenses in the six-month 2013 period compared to the six-month 2012 period.

The change in cash provided by (used in) investing activities from the six months ended June 30, 2012 to the six months ended June 30, 2013 is primarily due to proceeds received from the sale of Channel Intelligence and InvestorForce in the six-month 2013 period compared to cash paid to acquire MSDSonline and acquisitions at Procurian in the six-month 2012 period.

The change in cash used in financing activities from the six months ended June 30, 2012 to the six months ended June 30, 2013 primarily relates to an increase in cash paid to repurchase our common stock during the six-month 2013 period, which was mostly offset by additional debt borrowings in that period.

From time to time, we and our companies are involved in various claims and legal actions arising in the ordinary course of business. We do not expect any liability with respect to any legal claims or actions that would materially affect our financial position or cash flows.

Contractual Cash Obligations and Commercial Commitments

We had no material changes to our contractual cash obligations and commercial commitments during the six months ended June 30, 2013 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Off-Balance Sheet Arrangements

We are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Our Businesses

As of June 30, 2013, we owned equity interests in eight companies that are categorized below based on segment. Channel Intelligence (a former subsidiary of CIML) and InvestorForce were sold during the six months ended June 30, 2013. Those companies, which were previously included in our core segment, are presented as discontinued operations in our Consolidated Financial Statements.

Our core companies (percent voting ownership interest) include Bolt (53%), Freeborders (31%), GovDelivery (92%), MSDSonline (96%), Procurian (86%) and WhiteFence (36%).

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

	Segment Information
	(in thousands)
				Reconciling Items
	Core	Venture	Total Segment	Dispositions	Corporate	Other	Consolidated Results
For the Three Months Ended June 30, 2013
Revenue	$48,662	$—	$48,662	$—	$—	$—	$48,662
Net income (loss) attributable to ICG Group, Inc.	$(3,052)	$(407)	$(3,459)	$100	$(3,912)	$413	$(6,858)

For the Three Months Ended June 30, 2012
Revenue	$42,822	$—	$42,822	$—	$—	$—	$42,822
Net income (loss) attributable to ICG Group, Inc.	$(1,723)	$(585)	$(2,308)	$(1,028)	$(3,476)	$818	$(5,994)

For the Six Months Ended June 30, 2013
Revenue	$94,572	$429	$95,001	$—	$—	$—	$95,001
Net income (loss) attributable to ICG Group, Inc.	$(8,849)	$(1,489)	$(10,338)	$27,696	$(9,089)	$3,941	$12,210

For the Six Months Ended June 30, 2012
Revenue	$77,520	$—	$77,520	$—	$—	$—	$77,520
Net income (loss) attributable to ICG Group, Inc.	$(2,312)	$(1,225)	$(3,537)	$(1,702)	$(8,598)	$823	$(13,014)

Results of Operations – Core Companies

The following presentation includes the consolidated results of Bolt, GovDelivery, MSDSonline and Procurian, as well as the equity loss associated with Freeborders and WhiteFence. Prior to the consolidation of Bolt on December 27, 2012, we included our share of that company’s results in our venture segment; segment information for the three and six months ended June 30, 2012 has been recast to include our share of Bolt’s results in our core segment.

	Three Months Ended June 30,		Quarterly Change
	2013	2012	(in thousands)	(percentage)
	(in thousands)
Selected data:
Revenue	$48,662	$42,822	$5,840	14%
Cost of revenue	(30,306)	(25,876)	(4,430)	(17)%
Sales and marketing	(9,079)	(5,433)	(3,646)	(67)%
General and administrative	(4,697)	(3,816)	(881)	(23)%
Research and development	(3,093)	(3,327)	234	7
Amortization of intangible assets	(1,926)	(1,436)	(490)	(34)%
Impairment related and other	(250)	(25)	(225)	NM
Operating expenses	(49,351)	(39,913)	(9,438)	(24)%
Operating Income	(689)	2,909	(3,598)	(124)%
Interest and other	(361)	(493)	132	27%
Income tax benefit (expense)	(1,486)	(2,224)	738	33%
Equity loss	(516)	(1,915)	1,399	73%
Net income (loss)	$(3,052)	$(1,723)	$(1,329)	(77)%

Revenue

Revenue increased $5.8 million from the three-month period ended June 30, 2012 to the comparable 2013 period due to revenue growth at MSDSonline and GovDelivery; those companies contributed $5.3 million to the increase in revenue related primarily to new business. The increase in revenue from the 2012 period to the comparable 2013 period is also due to the consolidation of Bolt on December 27, 2012 and is partially offset by $3.4 million of revenue related to an interim contract at Procurian that would not be recurring due to a larger, long-term contract being awarded.

Operating expenses

Operating expenses increased $9.4 million from the three-month period ended June 30, 2012 to the comparable 2013 period. While the increase in cost of revenue expenses is in line with the increase in revenue, the increase in sales and marketing expenses relates to the addition of Bolt, as well as a focus on sales initiatives at our other core consolidated companies. The increase in general and administrative expenses also relates to the addition of Bolt; additionally, general and administrative expenses increased at GovDelivery, but that increase was offset by a decrease in those expenses at Procurian. Finally, amortization of intangible assets increased due to the identification of intangible assets as part of the acquisition accounting related to Bolt, as well as acquisitions at Procurian, during 2012.

Interest and other

The decrease in interest and other from the three-month period ended June 30, 2012 to the comparable 2013 period relates to foreign exchange losses of $0.4 million at Procurian for the three-months ended June 30, 2012, compared to foreign exchange gains of $0.1 million reported by Procurian during the three-months ended June 30, 2013. This was offset by interest expense, which more than doubled in the 2013 period, primarily due to the addition of Bolt’s results to ICG’s consolidated results.

Income tax benefit (expense)

The decrease in income tax expense in the three-month period ended June 30, 2013 from the same period in 2012 primarily relates to a decrease in net income at Procurian in the three-month 2013 period from the comparable three-month 2012 period.

Equity loss

	Three Months Ended June 30,		Quarterly Change
	2013	2012	(in thousands)	(percentage)
	(in thousands)
Selected data:
Our share of total net loss	$(516)	$(1,653)	$1,137	69%
Amortization of intangible assets	—	(262)	262	100%
Equity loss	$(516)	$(1,915)	$1,399	73%

Equity loss for our core segment for the three months ended June 30, 2013 relates to our share of the results of Freeborders and WhiteFence. Equity loss for our core segment for the three months ended June 30, 2012 relates to our share of the results of Bolt (which was accounted for using the equity method of accounting in that period), Freeborders and WhiteFence.

	Six Months Ended June 30,		Period Change
	2013	2012	(in thousands)	(percentage)
	(in thousands)
Selected data:
Revenue	$94,572	$77,520	$17,052	22%
Cost of revenue	(60,145)	(48,354)	(11,791)	(24)%
Sales and marketing	(17,034)	(9,408)	(7,626)	(81)%
General and administrative	(9,131)	(7,092)	(2,039)	(29)%
Research and development	(6,297)	(5,854)	(443)	(8)%
Amortization of intangible assets	(4,753)	(1,860)	(2,893)	NM
Impairment related and other	(612)	(152)	(460)	NM
Operating expenses	(97,972)	(72,720)	(25,252)	(35)%
Operating Income	(3,400)	4,800	(8,200)	NM
Interest and other	(1,732)	(348)	(1,384)	NM
Income tax benefit (expense)	(2,659)	(3,186)	527	17%
Equity loss	(1,058)	(3,578)	2,520	70%
Net income (loss)	$(8,849)	$(2,312)	$(6,537)	NM

Revenue

Revenue increased $17.1 million from the six-month period ended June 30, 2012 to the comparable 2013 period due to revenue growth at Procurian and GovDelivery; those companies contributed $4.1 million to the increase in revenue related primarily to new business. The increase in revenue from the 2012 period to the comparable 2013 period is also due to the acquisition of MSDSonline on March 30, 2012 and the consolidation of Bolt on December 27, 2012. The addition of those companies accounted for $13.0 million of the increase in revenue in the 2013 period from the same six-month period in the prior year.

Operating expenses

Each component of operating expenses increased from the six-month period ended June 30, 2012 to the comparable 2013 period, resulting in an increase in total operating expenses of $25.3 million. While the increase in cost of revenue is in line with the increase in revenue, the increase in sales and marketing expenses and research and development expenses relates to the addition of our newly consolidated companies: MSDSonline and Bolt, as well as a focus on sales and development initiatives at our other core consolidated companies. The increase in general and administrative expenses relates to six months of expense in the 2013 period related to MSDSonline compared with only three months in the 2012 period, the addition of Bolt in the 2013 period, and the inclusion of CIML early in the 2013 period; CIML was not consolidated in the 2012 period. Finally, amortization of intangible assets increased due to the identification of intangible assets as part of the acquisition accounting related to MSDSonline and Bolt, as well as acquisitions at Procurian, during 2012.

Interest and other

The increase in interest and other expense from the six-month period ended June 30, 2012 to the comparable 2013 period relates to an increase in foreign exchange losses at Procurian of $0.6 million from the six months ended June 30, 2013 to the six months ended June 30, 2012. Additionally, interest expense increased $0.8 million in the 2013 period from the comparable 2012 period, primarily due to the addition of Bolt’s results to ICG’s consolidated results and the expanded debt facility at Procurian.

Income tax benefit (expense)

The decrease in income tax expense in the six-month period ended June 30, 2013 from the same period in 2012 primarily relates to a decrease in net income at Procurian in the six-month 2013 period from the comparable six-month 2012 period.

Equity loss

	Six Months Ended June 30,		Period Change
	2013	2012	(in thousands)	(percentage)
	(in thousands)
Selected data:
Our share of total net loss	$(1,058)	$(3,116)	$2,058	66%
Amortization of intangible assets	—	(462)	462	100%
Equity loss	$(1,058)	$(3,578)	$2,520	70%

Equity loss for our core segment for the six months ended June 30, 2013 relates to our share of the results of Freeborders and WhiteFence. Equity loss for our core segment for the six months ended June 30, 2012 relates to our share of the results of Bolt (which was accounted for using the equity method of accounting in that period), Freeborders and WhiteFence.

Results of Operations – Venture Companies

The venture segment for the three and six months ended June 30, 2013 and 2012 includes our share of the results of Acquirgy and CIML. CIML was consolidated from July 11, 2012 to February 20, 2013, when the sale of the Channel Intelligence subsidiary of CIML was sold to Google, and our ownership in the remaining entity was reduced from 52% to 38%; beginning on February 20, 2013, CIML is accounted for under the equity method of accounting, and our share of CIML’s results from that date is included in the line item “Equity loss” in our Consolidated Statements of Operations. CIML was also accounted for under the equity method of accounting during the three and six months ended June 30, 2012.

Equity loss

	Three Months Ended June 30,		Quarterly Change
	2013	2012	(in thousands)	(percentage)
	(in thousands)
Selected data:
Our share of total net loss	$(359)	$(585)	$226	39%
Amortization of intangible assets	(48)	—	(48)	(100)%
Equity loss	$(407)	$(585)	$178	30%

The improvement in equity loss from the three months ended June 30, 2012 to the comparable 2013 period was the result of a reduction in net loss at CIML and WhiteFence from the 2012 period to the 2013 period.

	Six Months Ended June 30,		Period Change
	2013	2012	(in thousands)	(percentage)
	(in thousands)
Selected data:
Revenue	$429	$—	$429	100%
Cost of revenue	(70)	—	(70)	(100)%
Sales and marketing	(58)	—	(58)	(100)%
General and administrative	(1,024)	—	(1,024)	(100)%
Research and development	—	—	—	—
Amortization of intangible assets	(72)	—	(72)	(100)%
Impairment related and other	(127)	—	(127)	(100)%
Operating expenses	(1,351)	—	(1,351)	(100)%
Operating Income	(922)	—	(922)	(100)%
Interest and other	(1)	—	(1)	(100)%
Equity loss	(566)	(1,225)	659	54%
Net income (loss)	$(1,489)	$(1,225)	$(264)	(22)%

Revenue and Operating expenses

Revenue and operating expenses for the six-month period ended June 30, 2013 relates to CIML, which was consolidated from July 11, 2012 to February 20, 2013.

Equity loss

	Six Months Ended June 30,		Period Change
	2013	2012	(in thousands)	(percentage)
	(in thousands)
Selected data:
Our share of total net loss	$(497)	$(1,225)	$728	59%
Amortization of intangible assets	(69)	—	(69)	(100)%
Equity loss	$(566)	$(1,225)	$659	54%

The improvement in equity loss from the six months ended June 30, 2012 to the comparable 2013 period was the result of a reduction in net loss at CIML from the 2012 period to the 2013 period. Additionally, CIML was accounted for as an equity method company for a portion of the 2013 period, compared with the full six-month period ended June 30, 2012.

Results of Operations – Reconciling Items

Dispositions

The amounts presented as “Dispositions” in the following table include (1) the Channel Intelligence subsidiary of CIML that was sold on February 20, 2013, (2) InvestorForce, which was sold on January 29, 2013, and (3) our share of the results of GoIndustry, which was sold on July 5, 2012.

Equity loss and Discontinued operations

	Three Months Ended June 30,		Quarterly Change
	2013	2012	(in thousands)	(percentage)
	(in thousands)
Selected data:
Equity loss	$—	$(503)	$503	100%
Discontinued operations, including gain on sale	100	(525)	625	119%
Equity loss	$100	$(1,028)	$1,128	110%

	Six Months Ended June 30,		Period Change
	2013	2012	(in thousands)	(percentage)
	(in thousands)
Selected data:
Equity loss $	$—	$(561)	$561	100%
Discontinued operations, including gain on sale	27,696	(1,141)	28,837	NM
Equity loss	$27,696	$(1,702)	$29,398	NM

On February 20, 2013, Channel Intelligence was sold to Google. From January 1, 2013 through February 20, 2013, Channel Intelligence was included in our consolidated results. Channel Intelligence’s revenue for that period was $3.1 million, and our share of Channel Intelligence’s net loss was $2.1 million. In addition, we recorded $0.4 million of amortization expense related to intangible assets that were recorded in connection with the acquisition accounting for the consolidation of Channel Intelligence in July 2012. In connection with the sale transaction, we recorded a gain of $17.8 million during the six months ended June 30, 2013. All amounts related to Channel Intelligence have been removed from the results of our segments and are included with the gain on the transaction in “Dispositions” in the “Results of Operations” segment information table above for all periods presented. Channel Intelligence was accounted for under the equity method of accounting for the three- and six-month periods ended June 30, 2012, during which time we recorded equity loss based on their operations. Our share of Channel Intelligence’s net loss for the three and six months ended June 30, 2012 was $0.2 million and $0.1 million, respectively. Additionally, we recorded equity loss of less than $0.1 million and $0.1 million for ICG’s intangible asset amortization related to Channel Intelligence during the three and six months ended June 30, 2012, respectively. Our share of Channel Intelligence’s results, including the related ICG intangible asset amortization, have been removed from the results of our segments and are included in “Dispositions” in the “Results of Operations” segment information table for all periods presented. Both the results of Channel Intelligence that had been included in our consolidated results and our share of Channel Intelligence’s results that had been recorded as equity loss are included in the line item “Discontinued operations, including gain on sale” in the table above.

On January 29, 2013, InvestorForce was sold to MSCI. InvestorForce’s revenue for the three- and six-month periods ended June 30, 2012 was $2.3 million and $4.2 million, respectively. InvestorForce’s revenue for the period from January 1, 2013 through the date of sale was $0.8 million. Our share of InvestorForce’s net loss was $0.2 million and $0.8 million, respectively, for the three and six months ended June 30, 2012. Our share of InvestorForce’s net loss for the period from January 1, 2013 through the date of sale was $0.4 million. In connection with the sale transaction, we recorded a gain of $15.7 million during the six months ended June 30, 2013. All amounts related to InvestorForce have been removed from the results of our segments and are included with the gain on the transaction in “Dispositions” in the “Results of Operations” segment information table for all periods presented and “Discontinued operations, including gain on sale” in the table above.

On July 5, 2012, GoIndustry, one of ICG’s equity method companies, was sold. For the three-and six month periods ended June 30, 2012, our share of GoIndustry’s net loss was $0.5 million and $0.6 million, respectively. Following the sale, our share of GoIndustry’s results was removed from the venture segment and is included in “Dispositions” in the “Results of Operations” segment information table for all relevant periods presented. That amount is included in the line item “Equity loss” in the table above.

Corporate

	Three Months Ended June 30,		Quarterly Change
	2013	2012	(in thousands)	(percentage)
	(in thousands)
General and administrative	$(4,957)	$(5,255)	$298	6%
Impairment related and other	(33)	(135)	102	33%
Interest income	41	82	(41)	(50)%
Income tax benefit (expense)	1,037	1,832	(795)	(43)%
Net income (loss)	$(3,912)	$(3,476)	$(436)	(13)%

General and administrative

General and administrative expenses at corporate decreased from the three-month period ended June 30, 2012 to the three-month period ended June 30, 2013 due primarily to reductions in salary and bonus expenses that resulted from the termination of certain ICG employees in 2012 and the issuance of performance-based equity awards during the 2013 period that replaces a portion of the cash bonus expected to be paid to ICG management in connection with our annual performance plan. Those reductions were partially offset by an increase in equity based compensation charges, primarily related to the performance-based equity awards issued in March 2013 in connection with our annual performance plan.

Interest income

The decrease in interest income from the 2012 three-month period to the comparable 2013 period is primarily due to significantly lower yield rates on cash balances for the three-month period ended June 30, 2013 as compared to the three-month period ended June 30, 2012, partially offset by a higher average cash balance in the 2013 period.

Income tax benefit (expense)

The income tax benefit recorded in the periods reflected in the above table primarily relate to losses at corporate. Those corporate losses offset income at our core companies within the consolidated tax return. See also “Income tax benefit (expense)” within the “Results of Operations – Core Companies” subsection.

	Six Months Ended June 30,		Period Change
	2013	2012	(in thousands)	(percentage)
	(in thousands)
General and administrative	$(10,509)	$(10,923)	$414	4%
Impairment related and other	(33)	(135)	102	33%
Interest income	70	206	(136)	(66)%
Income tax benefit (expense)	1,383	2,254	(871)	(39)%
Net income (loss)	$(9,089)	$(8,598)	$(491)	(6)%

General and administrative

General and administrative expenses at corporate decreased from the six-month period ended June 30, 2012 to the six month period ended June 30, 2013 due primarily to reductions in salary and bonus expenses that resulted from the termination of certain ICG employees in 2012 and the issuance of performance-based equity awards during the 2013 period that replaces a portion of the cash bonus expected to be paid to ICG management in connection with our annual performance plan. Those reductions were partially offset by an increase in equity based compensation charges, primarily related to the performance-based equity awards issued in March 2013 in connection with our annual performance plan.

Interest income

The decrease in interest income from the 2012 six-month period to the comparable 2013 period is primarily due to significantly lower yield rates on cash balances for the six-month period ended June 30, 2013 as compared to the six-month period ended June 30, 2012, partially offset by a higher average cash balance in the 2013 period.

Income tax benefit (expense)

The income tax benefit recorded in the periods reflected in the above table primarily relate to losses at corporate. Those corporate losses offset income at our core companies within the consolidated tax return. See also “Income tax benefit (expense)” within the “Results of Operations – Core Companies” subsection.

Other

	Three Months Ended June 30,		Quarterly Change
	2013	2012	(in thousands)	(percentage)
	(in thousands)
Corporate other income (loss)	$(45)	$1,470	$(1,515)	(103)%
Noncontrolling interest (income) loss	458	(652)	1,110	NM
Net income (loss)	$413	$818	$(405)	(50)%

	Six Months Ended June 30,		Period Change
	2013	2012	(in thousands)	(percentage)
	(in thousands)
Corporate other income (loss)	$(103)	$1,627	$(1,730)	(106)%
Noncontrolling interest (income) loss	4,044	(804)	4,848	NM
Net income (loss)	$3,941	$823	$3,118	NM

Corporate other income (loss)

Corporate other income (loss) for the three and six months ended June 30, 2012 related to funds received in connection with the final escrow distribution from the sale of a former equity method company, which we recorded as a gain in the period the distribution was received, as well as proceeds from the sale of Active common stock. Corporate other income (loss) for the three and six months ended June 30, 2013 primarily related to mark-to-market adjustments as of June 30, 2013.

Noncontrolling interest (income) loss

The increase in the loss attributable to the non-controlling interests in the three and six months ended June 30, 2013 compared to the same period in 2012 is the resultant mix of the non-controlling interests with respect to all of ICG’s consolidated companies, which also included deal costs associated with our sale of Channel Intelligence.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Procurian conducts a portion of its business in foreign currencies, and, from time to time, may utilize derivative financial instruments, specifically fair value hedges, to manage foreign currency risks. In accordance with GAAP, gains and losses related to fair value hedges are recognized in income, along with adjustments of carrying amounts of the hedged items. Those instruments are marked to market, and unrealized gains and losses are included in current period net income. Those options provide a predetermined rate of exchange at the time the option is purchased and allow Procurian to minimize the risk of currency fluctuations. In determining the use of its instruments, Procurian considers the amount of cash inflows and purchases made in local currencies, the type of currency and the costs associated with the contracts. During the three and six months ended June 30, 2013, Procurian purchased forward contracts to mitigate the risk of currency fluctuations at Procurian’s operations in the United Kingdom, Europe, Asia and South America. Those instruments net settled in March 2013 and June 2013 and resulted in an immaterial loss in each of those periods.

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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value That May Yet Be Purchased Under the Program

Repurchased as of 12/31/2012	4,211,652	$6.84	4,211,652	$21.1 million
1/1/2013 to 1/31/2013	—	$—	—	$21.1 million
2/1/2013 to 2/28/2013	40,000	$12.96	40,000	$20.7 million
3/1/2013 to 3/31/2013	121,200	$13.11	121,200	$19.1 million
4/1/2013 to 4/30/2013	—	$—	—	$19.1 million
5/1/2013 to 5/31/2013	467,100	$11.04	467,100	$13.9 million
6/1/2013 to 6/30/2013	13,000	$11.22	13,000	$13.8 million
7/1/2013 to 7/31/2013	—	$—	—	$13.8 million
8/1/2013 to 8/8/2013	—	$—	—	$13.8 million

(1)	All shares purchased in open market transactions.
(2)	Average price paid per share excludes commissions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Index

Exhibit Number	Document

10.1

ICG Group, Inc. Fourth Amended and Restated 2005 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 25, 2013 (File No. 001-16249)).*

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

101.0

The following financial information formatted in eXtensible Business Reporting Language (XBRL) from ICG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed August 8, 2013:

(i) Consolidated Balance Sheets – June 30, 2013 (unaudited) and December 31, 2012, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited) – Three and Six Months Ended June 30, 2013 and 2012, (iii) Consolidated Statements of Changes in Equity (unaudited) – Six Months Ended June 30, 2013 and 2012, (iv) Consolidated Statements of Cash Flows (unaudited) – Six Months Ended June 30, 2013 and 2012 and (v) Notes to Consolidated Financial Statements (unaudited).**

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

ICG GROUP, INC.
Date:	August 8, 2013	By:	/s/ R. Kirk Morgan
		Name:	R. Kirk Morgan
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)