Form 10-Q
period 2013-09-30
ICG GROUP, INC.
filed 2013-11-12
CIK 1085621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013.

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

The number of shares of the Company’s Common Stock, $0.001 par value per share, outstanding as of November 11, 2013, was 37,855,653 shares.

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

Forward-Looking Statements

Forward-looking statements made with respect to our financial condition, results of operations and business in this Report, and those made from time to time by us through our senior management, are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements are based on our current expectations and projections about future events but are subject to known and unknown risks, uncertainties and assumptions that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by those forward-looking statements.

Factors that could cause our actual results, levels of activity, performance or achievements to differ materially from those anticipated in forward-looking statements include, but are not limited to, factors discussed elsewhere in this Report and include, among other things:

—	our ability to compete successfully against competitors and against alternative solutions;

—	economic conditions generally;

—	capital spending by the customers of our businesses;
—	our ability to retain existing customer relationships (particularly significant customer relationships) and secure new ones;
—	developments in the markets in which we operate, and our ability to respond to such changes in a timely and effective manner;

—	our ability to retain key personnel;

—	our ability to deploy capital effectively and on acceptable terms;
—	our ability to successfully integrate any acquired business, and any other difficulties related to the acquisition of businesses;
—	the impact of any potential acquisitions, dispositions or other strategic transactions, which may impact our operations, financial condition, capitalization or indebtedness;

—	our ability to execute strategic divestitures and maximize value in connection with those divestitures; and
—	our ability to have continued access to capital and to manage capital resources effectively.

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

Our Businesses

ICG Group, Inc. (referred to in this Report as “ICG,” the “Company,” “we,” “our,” or “us”) was formed on March 4, 1996 and is headquartered in Radnor, Pennsylvania. We are a cloud-based software and services company with solutions that improve the productivity and efficiency of businesses worldwide.

The results of operations of our businesses are reported in two segments: the “core” reporting segment and the “venture” reporting segment. Our core reporting segment includes those businesses (1) in which our management takes a very active role in providing strategic direction and operational support and (2) towards which we expect to devote relatively large proportions of our personnel, financial capital and other resources. We focus on the aggregate results of the businesses in our core segment based in part on the fact that those businesses have the following common characteristics:  recurring revenue models, significant research and development and sales and marketing initiatives designed to grow their businesses and customers which consist exclusively of businesses and government entities. As of the date of this Report, we own majority controlling equity positions in (and therefore consolidate the financial results of) three core businesses (excluding Procurian Inc. that, due to a pending sale, has been reflected as discontinued operations for all periods presented), which we call our “consolidated core businesses.” We generally own substantial minority equity positions (i.e., the largest equity positions) in our other core businesses, which we call our “equity core businesses.” In this Report, we refer to our consolidated core businesses and equity core businesses collectively as our “core businesses.” Our venture reporting segment includes businesses in which we take a less active role in terms of strategic direction and operational support, and, accordingly, towards which we devote relatively small amounts of personnel, financial capital and other resources (those businesses, our “venture businesses”).

As of the date of this Report, our consolidated core businesses consisted of:

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

As of the date of this Report, our equity core businesses consisted of:

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

On November 4, 2013, Freeborders was acquired by Symbio S.A. ("Symbio"), a provider of technology innovation and software research and development services, in a merger. Pursuant to the merger, Freeborders stockholders exchanged their Freeborders shares for shares of Symbio common stock. ICG owns approximately 8.1% of the combined company as of the completion of the merger and will account for this business as a cost method investment.

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

As of the date of this Report, our venture businesses consisted of:

Acquirgy, Inc. (“Acquirgy”)

Acquirgy specializes in integrated direct response marketing services and technology that provides customers with a wide range of direct marketing products and services to help market their products and services on the Internet and through other media channels such as television, radio, and print advertising.

CIML, LLC (“CIML”)

CIML holds mylist Corporation (“mylist”), a publishing platform that allows manufacturers and retailers to share their products in a connected, contextual way among Facebook users. Following an internal corporate reorganization transaction that occurred in May 2012, CIML held Channel Intelligence, Inc. (“Channel Intelligence”), mylist and their respective subsidiaries. We consolidated CIML’s results with ours from July 11, 2012, when our equity ownership stake in CIML and our involvement in Channel Intelligence and mylist increased, until February 20, 2013, when Channel Intelligence was sold to Google Inc. (NASDAQ: GOOG) (“Google”) and our equity ownership stake in CIML decreased as a result of the exercise of existing warrants and options; we now account for CIML under the equity method of accounting.

Other Venture Businesses

In addition to the businesses listed above, we hold various relatively small equity interests in other businesses which we collectively refer to as “cost method businesses.” The cost method businesses are included as assets of our venture segment.

As of the date of this Report, the businesses presented as discontinued operations consisted of:

Procurian Inc. (“Procurian”)

Procurian is a specialist in comprehensive procurement solutions that work with transformational business leaders to drive sustainable changes to their cost structures on an accelerated basis.  Procurian integrates superior market intelligence with its customers’ businesses to optimize spending and deliver savings.

Historically reflected as a consolidated core business, on October 2, 2013, we entered into a merger agreement providing for the sale of Procurian to a wholly owned subsidiary of Accenture plc (“Accenture”), subject to certain closing conditions. ICG’s Board of Directors approved the sale of Procurian in the third quarter of 2013.  Based on this and other relevant factors, the criteria for assets held for sale /discontinued operations presentation was met prior to September 30, 2013. Accordingly, we have presented the financial results of Procurian as discontinued operations in our consolidated financial statements for all periods presented.

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

Investor Force Holdings, Inc. (“InvestorForce”)

InvestorForce was a consolidated core business from 2005 until January 29, 2013, when it was sold to MSCI Inc. (NYSE: MSCI) (“MSCI”). As a result of that sale, we have presented the financial results of InvestorForce as discontinued operations in our consolidated financial statements for all periods presented.

Item 1. Financial Statements

ICG GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Data)

(Unaudited)

	September 30, 2013	December 31, 2012
Assets
Current Assets
Cash and cash equivalents	$58,621	$20,872
Restricted cash	557	408
Accounts receivable, net of allowance ($69-2013;$202-2012)	13,261	8,111
Prepaid expenses and other current assets	3,921	2,630
Assets held for sale / assets of discontinued operations	143,101	229,605
Total current assets	219,461	261,626

Fixed assets, net of accumulated depreciation and amortization ($7,175-2013; $4,527-2012)	6,297	8,069
Marketable securities	—	327
Goodwill	88,989	87,812
Intangibles, net	61,871	61,687
Cost and equity method investments	30,048	26,340
Other assets, net	1,189	1,198
Total Assets	$407,855	$447,059
Liabilities
Current Liabilities
Current maturities of long-term debt	$5,081	$336
Accounts payable	2,146	4,260
Accrued expenses	4,117	2,809
Accrued compensation and benefits	6,214	5,626
Deferred revenue	23,620	16,603
Liabilities held for sale / liabilities of discontinued operations	38,814	63,917
Total current liabilities	79,992	93,551
Long-term debt	7,922	9,645
Deferred revenue	213	179
Other liabilities	1,422	1,269
Total Liabilities	89,549	104,644
Redeemable noncontrolling interest (Note 4)	3,963	3,383
Equity
ICG Group, Inc.’s Stockholders’ Equity
Preferred stock, $0.01 par value; 10,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value; 2,000,000 shares authorized, 42,437 shares (2013) and 42,155 shares (2012) issued	42	42
Treasury stock, at cost, 4,853 shares (2013) and 4,211 shares (2012)	(36,409)	(28,973)
Additional paid-in capital	3,555,908	3,549,533
Accumulated deficit	(3,245,866)	(3,254,744)
Accumulated other comprehensive income	128	40
Total ICG Group, Inc.’s Stockholders’ Equity	273,803	265,898
Noncontrolling Interest	40,540	73,134
Total Equity	314,343	339,032
Total Liabilities, Redeemable noncontrolling interest and Equity	$407,855	$447,059

See accompanying Notes to Consolidated Financial Statements.

ICG GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$16,071	$7,998	$41,521	$17,609

Operating expenses
Cost of revenue	4,942	3,144	14,061	7,165
Sales and marketing	7,536	3,803	19,634	8,377
General and administrative	7,984	7,550	24,447	20,631
Research and development	1,611	2,461	5,075	4,901
Amortization of intangible assets	2,176	1,511	6,211	3,318
Impairment related and other	470	654	767	795
Total operating expenses	24,719	19,123	70,195	45,187
Operating income (loss)	(8,648)	(11,125)	(28,674)	(27,578)
Other income (loss), net	(68)	31,222	(178)	32,849
Interest income	63	138	150	325
Interest expense	(370)	—	(1,076)	—
Income (loss) before income taxes, equity loss and noncontrolling interest	(9,023)	20,235	(29,778)	5,596
Income tax (expense) benefit	605	732	1,633	2,884
Equity loss	(295)	(1,608)	(1,919)	(7,147)
Income (loss) from continuing operations	(8,713)	19,359	(30,064)	1,333
Income (loss) from discontinued operations, including gain on sale, net of tax	4,474	1,595	33,991	7,411
Net income (loss)	(4,239)	20,954	3,927	8,744
Less: Net income (loss) attributable to the noncontrolling interest	(907)	(387)	(4,951)	417
Net income (loss) attributable to ICG Group, Inc.	$(3,332)	$21,341	$8,878	$8,327
Amounts attributable to ICG Group, Inc.:
Net income (loss) from continuing operations	$(7,516)	$20,125	$(26,809)	$2,205
Net income (loss) from discontinued operations	4,184	1,216	35,687	6,122
Net income (loss)	$(3,332)	$21,341	$8,878	$8,327
Basic income (loss) per share attributable to ICG Group, Inc.:
Income (loss) from continuing operations	$(0.21)	$0.57	$(0.74)	$0.06
Income (loss) from discontinued operations	0.12	0.03	0.98	0.17
Net income (loss)	$(0.09)	$0.60	$0.24	$0.23
Shares used in computation of basic income (loss) per share	36,303	35,650	36,494	35,907
Diluted income (loss) per share attributable to ICG Group, Inc.:
Income (loss) from continuing operations	$(0.21)	$0.56	$(0.74)	$0.06
Income (loss) from discontinued operations	0.12	0.03	0.98	0.17
Net income (loss)	$(0.09)	$0.59	$0.24	$0.23
Shares used in computation of diluted income (loss) per share	36,303	36,273	36,494	36,435

Net income (loss)	$(4,239)	$20,954	$3,927	$8,744
Other comprehensive income (loss)
Unrealized holding gain (loss) in marketable securities	—	(13)	23	1,552
Reclassified adjustments/realized net (gains) loss on marketable securities	—	(106)	(23)	(1,552)
Other accumulated other comprehensive income (loss)	38	(56)	88	(47)
Comprehensive income (loss)	(4,201)	20,779	4,015	8,697
Less: Comprehensive income (loss) attributable to the noncontrolling interest	(869)	(443)	(4,862)	370
Comprehensive income (loss) attributable to ICG Group, Inc.	$(3,332)	$21,222	$8,877	$8,327

See accompanying Notes to Consolidated Financial Statements.

ICG GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In Thousands, Except Per Share Data)

(Unaudited)

	ICG Group, Inc. Stockholders’ Equity
	Common Stock		Treasury Stock, at cost		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (AOCI)	Non- Controlling Interest	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2011	40,729	$41	(3,281)	$(20,619)	$3,544,121	$(3,277,733)	$74	$7,613	$253,497
Equity-based compensation expense related to stock appreciation rights (SARs) and stock options	—	—	—	—	1,887	—	—	—	1,887
Equity-based compensation expense related to deferred stock units (DSUs)	—	—	—	—	332	—	—	—	332
Equity-based compensation expense related to restricted stock (RS)	—	—	—	—	2,417	—	—	—	2,417
Issuance of DSUs	66	—	—	—	223	—	—	—	223
Issuance of RS, net of forfeitures and surrenders	96	—	—	—	(196)	—	—	—	(196)
Exercise of SARs and stock options, net of surrenders	58	—	—	—	439	—	—	—	439
Impact of redeemable noncontrolling interest accretion	—	—	—	—	(345)	—	—	—	(345)
Impact of subsidiary equity transactions	—	—	—	—	(3,057)	—	—	35,439	32,382
Repurchase of common stock	—	—	(930)	(8,354)	—	—	—	—	(8,354)
Noncontrolling owners share of AOCI of consolidated subsidiary	—	—	—	—	—	—	(47)	47	—
Net income (loss)	—	—	—	—	—	8,327	—	549	8,876
Balance as of September 30, 2012	40,949	$41	(4,211)	$(28,973)	$3,545,821	$(3,269,406)	$27	$43,648	$291,158

	ICG Group, Inc. Stockholders’ Equity
	Common Stock		Treasury Stock, at cost		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (AOCI)	Non- Controlling Interest	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2012	42,155	$42	(4,211)	$(28,973)	$3,549,533	$(3,254,744)	$40	$73,134	$339,032
Equity-based compensation expense related to SARs and stock options	—	—	—	—	1,801	—	—	—	1,801
Equity-based compensation expense related to DSUs	—	—	—	—	282	—	—	—	282
Equity-based compensation expense related to RS	—	—	—	—	3,446	—	—	—	3,446
Issuance of DSUs	53	—	—	—	262	—	—	—	262
Issuance of RS, net of forfeitures and surrenders	129	—	—	—	(331)	—	—	—	(331)
Exercise of SARs and stock options, net of surrenders	100	—	—	—	(709)	—	—	—	(709)
Impact of redeemable noncontrolling interest accretion	—	—	—	—	(675)	—	—	—	(675)
Impact of sale of consolidated subsidiaries	—	—	—	—	—	—	—	(28,144)	(28,144)
Impact of subsidiary equity transactions	—	—	—	—	2,299	—	—	494	2,793
Repurchase of common stock	—	—	(642)	(7,436)	—	—	—	—	(7,436)
Noncontrolling owners share of AOCI of consolidated subsidiaries	—	—	—	—	—	—	88	(88)	—
Net income (loss)	—	—	—	—	—	8,878	—	(4,856)	4,022
Balance as of September 30, 2013	42,437	$42	(4,853)	$(36,409)	$3,555,908	$(3,245,866)	$128	$40,540	$314,343

See accompanying Notes to Consolidated Financial Statements.

ICG GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Except Per Share Data)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating Activities – continuing operations
Net income (loss)	$3,927	$8,744
(Income) loss from discontinued operations, including gain on sale, net of tax	(33,991)	(7,411)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	9,722	4,227
Equity-based compensation	6,039	4,676
Impairment related and other	767	795
Other (income) loss	178	(32,849)
Equity loss	1,919	7,147
Current income tax benefit	(1,899)	(2,883)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(5,507)	(2,679)
Prepaid expenses and other assets	(1,978)	(877)
Accounts payable	(2,631)	(31)
Accrued expenses	126	1,342
Accrued compensation and benefits	387	2,339
Deferred revenue	7,074	8,706
Other liabilities	107	(415)
Cash flows provided by (used in) operating activities	(15,760)	(9,169)
Investing Activities – continuing operations
Capital expenditures, net	(895)	(2,920)
Advanced deposits for acquisition of fixed assets	—	(997)
Change in restricted cash	(7)	(11)
Proceeds from sales/distributions of ownership interests	73,469	20,525
Proceeds from sales of marketable securities	760	7,632
Ownership acquisitions, net of cash acquired	(13,287)	(59,559)
Other investing activities	(241)	—
Cash flows provided by (used in) investing activities	59,799	(35,330)
Financing Activities – continuing operations
Acquisition of noncontrolling interest in subsidiary equity	(1,403)	(3,484)
Borrowings of long-term debt	4,900	1,439
Repayment long-term debt and capital lease obligations	(1,315)	(1,409)
Payment of deferred and/or contingent acquisition costs	—	—
Purchase of treasury stock	(7,436)	(8,354)
Tax withholdings related to equity-based awards	(709)	(196)
Cash received for stock option exercises	—	439
Other financing activities	(79)	—
Cash flows provided by (used in) financing activities	(6,042)	(11,565)
Effect of exchange rates on cash	—	—
Discontinued Operations
Cash flows provided by (used in) operating activities	6,396	12,419
Cash flows provided by (used in) investing activities	(2,391)	(21,822)
Cash flows provided by (used in) financing activities	(4,253)	9,627
Net increase (decrease) in cash and cash equivalents from discontinued operations	(248)	224

Net increase (decrease) in cash and cash equivalents	37,749	(55,840)
Cash and cash equivalents at beginning of period	20,872	92,828
Cash and cash equivalents at end of period	$58,621	$36,988

See accompanying Notes to Consolidated Financial Statements.

ICG GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. The Company

Description of the Company

ICG Group, Inc. (together with its subsidiaries, “ICG”) is a cloud-based software and services company with solutions that improve the productivity and efficiency of businesses worldwide.

Basis of Presentation

The Consolidated Financial Statements contained herein (the “Consolidated Financial Statements”) include the accounts of ICG Group, Inc. and its wholly-owned subsidiaries, wholly-controlled subsidiaries and majority-owned subsidiaries. Channel Intelligence, a former subsidiary of CIML, and InvestorForce were previously consolidated core businesses but were sold during the nine months ended September 30, 2013. Accordingly, the financial results and financial position of those companies are presented as discontinued operations in the Consolidated Financial Statements for all periods presented and are excluded from the tables below. Additionally, ICG’s Board of Directors approved the sale of Procurian, also previously a consolidated core business, in the third quarter of 2013. Based on this and other relevant factors, the criteria for assets held for sale / discontinued operations presentation was met prior to September 30, 2013. Accordingly, the financial results and financial position of Procurian are also presented as discontinued operations in the Consolidated Financial Statements for all periods presented and are excluded from the table below.

ICG’s Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012 included the financial position of the following majority-owned subsidiaries:

September 30, 2013	December 31, 2012
Bolt (1)	Bolt (1)
GovDelivery	CIML (2)
MSDSonline	GovDelivery
MSDSonline

ICG’s Consolidated Statements of Operations and Comprehensive Income (Loss) (its “Consolidated Statements of Operations”) for the three- and nine-month periods ended September 30, 2013 and 2012 included the results of the following majority-owned subsidiaries:

Three Months Ended September 30,		Nine Months Ended September 30,
2013	2012	2013	2012
Bolt (1)	CIML (2)	Bolt (1)	CIML (2)
GovDelivery	GovDelivery	CIML (2)	GovDelivery
MSDSonline	MSDSonline	GovDelivery	MSDSonline (3)
MSDSonline

(1)

On December 27, 2012, ICG acquired additional equity ownership interests in Bolt that increased ICG’s ownership in the company to 53%; ICG began consolidating the financial position of Bolt as of that date. The results of operations of Bolt from the date of acquisition through December 31, 2012 were immaterial to ICG; accordingly, the results of operations of Bolt are included on ICG’s Consolidated Statements of Operations beginning on January 1, 2013. See Note 4, “Consolidated Core Businesses,” for additional information regarding ICG’s consolidation of Bolt.

(2)

CIML includes the assets and results of operations of mylist and its subsidiaries that are continuing operations from July 11, 2012, the date of consolidation when ICG increased its ownership in the company to 52%, to February 20, 2013, when ICG’s equity ownership interest in CIML was reduced to 38%.

(3)

On March 30, 2012, ICG acquired 96% of MSDSonline and began consolidating the financial position of that company as of that date. The results of operations of MSDSonline from the date of acquisition through March 31, 2012 were immaterial to ICG; accordingly, the results of operations of MSDSonline are included on ICG’s Consolidated Statements of Operations beginning on April 1, 2012. See Note 4, “Consolidated Core Businesses,” for additional information regarding ICG’s acquisition of MSDSonline.

ICG GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The Consolidated Financial Statements are unaudited and, in the opinion of management, include all adjustments consisting only of normal and recurring adjustments necessary for a fair presentation of the results for these interim periods. The Consolidated Financial Statements should be read in connection with the consolidated financial statements and notes thereto included in ICG’s Annual Report on Form 10-K for the year ended December 31, 2012. Results of operations for the three- and nine-month periods ended September 30, 2013 are not necessarily indicative of the results of operations expected for the full year.

2. Significant Accounting Policies

Principles of Accounting for Ownership Interests

The various interests that ICG acquires in its businesses are accounted for under one of three methods: the consolidation method, the equity method and the cost method. The applicable accounting method is generally determined based on ICG’s voting interest in a company.

Consolidation. Businesses in which (1) ICG directly or indirectly owns more than 50% of the outstanding voting securities, and (2) other stockholders do not possess the right to affect significant management decisions are generally accounted for under the consolidation method of accounting. Participation of other stockholders in the net assets and in the earnings or losses of a consolidated subsidiary is reflected in the line items “Noncontrolling Interest” in ICG’s Consolidated Balance Sheets and “Net income attributable to the noncontrolling interest” in ICG’s Consolidated Statements of Operations. Noncontrolling interest adjusts ICG’s consolidated results of operations to reflect only ICG’s share of the earnings or losses of the consolidated subsidiary.

Any changes in ICG’s ownership interest in a consolidated subsidiary, through additional equity issuances by the consolidated subsidiary or through ICG acquiring the shares from existing shareholders, in which ICG maintains control is recognized as an equity transaction, with appropriate adjustments to both ICG’s additional paid-in capital and the corresponding noncontrolling interests. The difference between the carrying amount of ICG’s ownership interest in the company and the underlying net book value of the company after the issuance of stock by the company is reflected as an equity transaction in ICG’s Consolidated Statements of Changes in Equity.

An increase in ICG’s ownership interest in a business accounted for under the equity or cost method of accounting in which ICG obtains a controlling financial interest is accounted for as a step acquisition, with an allocation of the purchase price to the fair value of the net assets acquired. In addition, ICG remeasures its previously held ownership interest in a business that was previously not consolidated at the acquisition date fair value; any gain or loss resulting from this remeasurement is recognized in ICG’s Consolidated Statements of Operations at that time. ICG begins to include the financial position and operating results of the newly-consolidated subsidiary in its Consolidated Financial Statements from the date ICG obtains the controlling financial interest in that subsidiary. If control is lost, any retained interest is measured at fair value, and a gain or loss is recognized in ICG’s Consolidated Statements of Operations at that time. In addition, to the extent ICG maintains a smaller equity ownership, the accounting method used for that business is adjusted to the equity or cost method of accounting, as appropriate, for subsequent periods.

Equity Method. Businesses that are not consolidated, but over which ICG exercises significant influence, are accounted for under the equity method of accounting and are referred to in the Notes to Consolidated Financial Statements as “equity method businesses.” The determination as to whether or not ICG exercises significant influence with respect to a company depends on an evaluation of several factors, including, among others, representation on the company’s board of directors and equity ownership level, which is generally between a 20% and a 50% interest in the voting securities of an equity method business, as well as voting rights associated with ICG’s holdings in common stock, preferred stock and other convertible instruments in that company. ICG’s share of the earnings and/or losses of the company, as well as any adjustments resulting from prior period finalizations of equity income/losses, are reflected in the line item “Equity loss” in ICG’s Consolidated Statements of Operations.

An increase in ICG’s ownership interest in an equity method business over which ICG maintains significant influence is accounted for as a step acquisition, with an allocation of the excess purchase price to the fair value of the net assets acquired. A decrease in ICG’s ownership interest in an equity method business over which ICG maintains significant influence is accounted for as a dilution gain or loss in ICG’s Consolidated Statements of Operations and reflects the difference between ICG’s share of the underlying net assets of that company prior to the relevant change in ownership and ICG’s share of the underlying net assets of that company subsequent to the relevant change in ownership.

ICG GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Cost Method. Businesses not accounted for under either the consolidation method or equity method of accounting are accounted for under the cost method of accounting and are referred to in these Notes to Consolidated Financial Statements as “cost method businesses.” ICG’s share of the earnings and/or losses of cost method businesses is not included in ICG’s Consolidated Statement of Operations. However, impairment charges related to cost method businesses are recognized in ICG’s Consolidated Statements of Operations. If circumstances suggest that the value of a cost method business with respect to which an impairment charge has been made has subsequently recovered, that recovery is not recorded. The carrying values of ICG’s cost method businesses are reflected in the line item “Equity and cost method investments” in ICG’s Consolidated Balance Sheets.

ICG initially records its carrying value in businesses accounted for under the cost method at cost, unless the equity securities of a cost method business have readily determinable fair values based on quoted market prices, in which case the interests are valued at fair value and are classified as marketable securities or some other classification in accordance with guidance for ownership interests in debt and equity securities.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. Those estimates include evaluation of ICG’s convertible debt and equity holdings in businesses, holdings in marketable securities, asset impairment, revenue recognition, income taxes and commitments and contingencies. Those estimates and assumptions are based on management’s best judgments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, such as the current economic environment, that management believes to be reasonable under the circumstances. Management adjusts those estimates and assumptions when facts and circumstances dictate that it is necessary or appropriate to do so. It is reasonably possible that ICG’s accounting estimates with respect to the ultimate recoverability of ICG’s ownership interests in convertible debt and equity holdings, goodwill and the useful lives of intangible assets could change in the near term and that the effect of such changes on ICG’s consolidated financial statements could be material. Management believes the recorded amounts of goodwill, intangible assets, equity method businesses and cost method businesses were not impaired as of September 30, 2013.

Goodwill, Intangible assets, net, Equity Method Businesses and Cost Method Businesses

ICG evaluates its carrying value in equity method businesses and cost method businesses continuously to determine whether an other-than-temporary decline in the fair value of any such business exists and should be recognized. In order to make that determination, ICG considers each such business’ achievement of its business plan objectives and milestones, the fair value of its ownership interest in each such business (which, in the case of any company listed on a public stock exchange, is the quoted stock price of the relevant ownership interest), the financial condition and prospects of each such business, and other relevant factors. The business plan objectives and milestones ICG considers include, among others, those related to financial performance, such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature, such as obtaining key business partnerships or the hiring of key employees. Impairment charges are determined by comparing ICG’s carrying value of a business with its estimated fair value. Fair value is determined by using a combination of estimating the cash flows related to the relevant asset, including estimated proceeds on disposition, and an analysis of market price multiples of companies engaged in lines of business similar to the company being evaluated. ICG concluded that the carrying value of its equity method businesses and cost method businesses was not impaired as of September 30, 2013 and December 31, 2012.

ICG tests goodwill for impairment annually during the fourth quarter of each year, or more frequently as conditions warrant, and tests intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. ICG concluded that its goodwill and intangible assets were not impaired as of September 30, 2013 and December 31, 2012.

Revenue Recognition

During the three and nine months ended September 30, 2013, ICG’s consolidated revenue was primarily attributable to Bolt, GovDelivery and MSDSonline. During the three and nine months ended September 30, 2012, ICG’s consolidated revenue was primarily attributable to GovDelivery and MSDSonline. MSDSonline was acquired on March 30, 2012; because the business’ results of operations for the two-day period from March 30, 2012 through March 31, 2012 were immaterial to ICG, revenue related to MSDSonline is included in ICG’s consolidated revenue beginning on April 1, 2012.

ICG GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Bolt generates revenue from (1) software licenses, (2) maintenance and support services, (3) professional service fees and (4) insurance commissions. Bolt’s software license revenue derives from licenses of its software products directly to end users and is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, no significant obligations with regard to implementation remain, the fee is fixed or determinable and collectability is probable; Bolt’s software license revenue is recognized ratably over the applicable contract term. Bolt’s maintenance and customer support fees are recognized ratably over the life of maintenance and support contracts, which is typically one year. Bolt’s professional service fees revenue relates to professional services for software licenses that require significant customization, integration and installation; that revenue is recognized ratably over the applicable contract term. Finally, Bolt’s commissions on the premiums from sales of insurance policies are recognized when Bolt has sufficient information to determine the amount that is owed, it is probable that the economic benefits associated with the transaction will flow to Bolt, and the costs incurred, or to be incurred, with respect to the transaction can be accurately measured.

GovDelivery revenue consists of (1) nonrefundable setup fees and (2) monthly maintenance and hosting fees. Those fees generally are deferred and recognized as the services are performed, which is typically over the service term. Costs related to performing setup services are expensed as incurred.

MSDSonline derives revenue from three sources: (1) subscription fees, (2) professional services fees and (3) compliance solutions project fees. The vast majority of MSDSonline’s revenue is derived from subscription fees from customers accessing the business’ database and web-based tools; that revenue is recognized ratably over the applicable contract term, beginning on the contract implementation date. MSDSonline also generates (a) professional services fees from authoring and/or compiling its customers’ online libraries of material safety data sheet documents and indexing those documents for the customers’ use and (b) fees from training and compliance services projects; the revenue derived from those fees is recognized on a percentage of completion basis over the applicable project’s timeline.

Net Income (Loss) Per Share

Basic net income (loss) per share (EPS) is computed using the weighted average number of common shares outstanding during a given period. Diluted EPS includes shares, unless anti-dilutive, that would arise from the exercise of stock options and conversion of other convertible securities and is adjusted, if applicable, for the effect on net income (loss) of such transactions. See Note 13, “Net Income (Loss) per Share.”

Escrow Information

When an interest in one of ICG’s businesses is sold, a portion of the sale consideration may be held in escrow primarily to satisfy purchase price adjustments and/or indemnity claims. ICG records gains on escrowed proceeds at the time ICG is entitled to receive such proceeds, the amount is fixed or determinable and realization is assured. As of September 30, 2013, the following amounts related to ICG’s potential proceeds from sales of former consolidated subsidiaries and equity method businesses remained in escrow to satisfy potential or ongoing indemnification claims: (1) $7.9 million of cash related to the sales of InvestorForce and Channel Intelligence, and (2) 11,650 shares of common stock for The Active Network, Inc. (NYSE: ACTV) (“Active”), valued at $0.2 million (based on the stock’s September 30, 2013 closing price) related to the sale of StarCite, Inc. (“StarCite”). Those outstanding escrows are scheduled to be released at various dates within the next two years, subject to pending and potential indemnity claims pursuant to the terms of the specific sales agreements.

Concentration of Customer Base and Credit Risk

For both the three and nine months ended September 30, 2013 and 2012, none of the customers of ICG’s businesses represented more than 10% of ICG’s consolidated revenue.

Commitments and Contingencies

From time to time, ICG and its businesses are involved in various claims and legal actions arising in the ordinary course of business. ICG does not expect any liability with respect to any legal claims or actions that would materially affect its consolidated financial position or cash flows.

ICG GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current-year presentation. The impact of the reclassifications made to prior year amounts is not material and did not affect net income (loss).

Discontinued Operations

During the nine months ended September 30, 2013, InvestorForce and Channel Intelligence (a former subsidiary of CIML) were sold.  Additionally, on October 2, 2013, ICG executed a definitive merger agreement for the sale of Procurian to Accenture. Accordingly, ICG has recast all financial information within this Report to conform to the current period presentation and to present those three businesses as discontinued operations retrospectively for all periods presented.

3. Goodwill and Intangibles, net

Goodwill

The following table summarizes the activity related to ICG’s goodwill (in thousands):

	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
Goodwill as of December 31, 2012	$88,116	$(304)	$87,812
Estimated increase in goodwill due to preliminary allocation of acquisition price for subsidiary acquisition (Note 4)	1,177	—	1,177
Goodwill as of September 30, 2013	$89,293	(304)	$88,989

During the nine months ended September 30, 2013, goodwill related to Procurian was reclassified to the line item, “Assets held for sale / assets of discontinued operations” on ICG’s Consolidated Balance Sheets for all periods presented as a result of the execution of a definitive merger agreement by and among ICG, Procurian and Accenture on October 2, 2013. The impact of the expected sale of Procurian to Accenture is detailed in Note 5, “Discontinued Operations.” Additionally, during the nine months ended September 30, 2013, ICG revised its initial estimates of its allocation of value related to the 2012 consolidation of Bolt. Based on those revisions, ICG retrospectively increased the value of goodwill as of December 31, 2012 by $10.2 million, which was primarily offset by a decrease in intangible assets. During the three months ended September 30, 2013, ICG recorded a decrease to goodwill and Additional paid-in capital of $0.8 million to correct an adjustment that had been recorded during the three months ended June 30, 2013 related to ICG’s revisions of its initial estimates related to the allocated value of Bolt.  The revised allocation of value related to the 2012 consolidation of Bolt is detailed in Note 4, “Consolidated Core Businesses.” Based on the reclassification of goodwill related to Procurian as assets held for sale (which resulted in a decrease to goodwill of $30.2 million), and the revisions to initial estimates related to the allocated value of Bolt (which resulted in an increase to goodwill of $10.2 million), ICG retrospectively decreased the value of goodwill as of December 31, 2012 by $20.0 million.

During the three and nine months ended September 30, 2013, Bolt acquired Superior Access Insurance Services, Inc. (“Superior Access”).  ICG is in the process of completing its purchase price allocation related to that acquisition and has included an estimate of $1.2 million in its consolidated goodwill as of September 30, 2013.  The preliminary purchase price allocation related to the Superior Access acquisition is detailed in Note 4, “Consolidated Core Businesses.”

As of September 30, 2013 and December 31, 2012, all of ICG’s goodwill was allocated to its consolidated core businesses.

ICG GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Intangible Assets

The following table summarizes ICG’s intangible assets from continuing operations (in thousands):

		As of September 30, 2013
Intangible Assets	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	2-11 years	$46,229	$(7,992)	$38,237
Trademarks/trade names	5-11 years	16,013	(1,965)	14,048
Technology	5-10 years	9,131	(1,744)	7,387
Non-compete agreements	2-3 years	3,666	(1,867)	1,799
		75,039	(13,568)	61,471
Other intellectual property	Indefinite	400	—	400
		$75,439	$(13,568)	$61,871

		As of December 31, 2012
Intangible Assets	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	2-11 years	$40,197	$(4,961)	$35,236
Trademarks/trade names	5-11 years	14,713	(866)	13,847
Technology	5-10 years	10,068	(588)	9,480
Non-compete agreements	2-3 years	3,666	(942)	2,724
		68,644	(7,357)	61,287
Other intellectual property	Indefinite	400	—	400
		$69,044	$(7,357)	$61,687

Amortization expense for intangible assets during the three- and nine-month periods ended September 30, 2013 was $2.2 million and $6.2 million, respectively. Amortization expense for intangible assets during the three- and nine-month periods ended September 30, 2012 was $1.5 million and $3.3 million, respectively. ICG amortizes intangibles using the straight line method.

Remaining estimated amortization expense is as follows (in thousands):

2013	$2,329
2014	9,290
2015	8,317
2016	7,867
2017	7,549
Thereafter	26,119
Remaining amortization expense	$61,471

ICG GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

During the nine months ended September 30, 2013, intangible assets related to Procurian were reclassified to the line item, “Assets held for sale / assets of discontinued operations” on ICG’s Consolidated Balance Sheets for all periods presented as a result of the execution of a definitive merger agreement by and among ICG, Procurian and Accenture on October 2, 2013. The impact of the expected sale of Procurian to Accenture is detailed in Note 5, “Discontinued Operations.” Additionally, as previously disclosed in “Goodwill” in this Note 3, during the nine months ended September 30, 2013, ICG revised its initial estimates related to the allocated value of Bolt in connection with the 2012 consolidation of that company.  Accordingly, based on the reclassification of intangible assets related to Procurian as assets held for sale (which resulted in a decrease to intangible assets of $12.1 million), and the revisions to initial estimates of its allocation of value related to the 2012 consolidation of Bolt (which resulted in a decrease to intangible assets of $10.9 million), ICG retrospectively decreased intangible assets as of December 31, 2012 by $23.0 million.

Amortization expense for intangible assets recorded in connection with the consolidation of Bolt was $0.6 million and $1.7 million for the three- and nine-month periods ended September 30, 2013, respectively.  The impact on amortization expense for each of the three-month periods ended March 31, 2013, June 30, 2013, and September 30, 2013 related to changes in estimates of ICG’s acquisition accounting for the 2012 consolidation of Bolt and was immaterial to each of those periods.  Amortization recorded for the nine-month period ended September 30, 2013 is based on ICG’s revised allocation of value related to the 2012 Bolt consolidation.

Impairment

ICG completes its annual impairment testing in the fourth quarter of each year, or more frequently as conditions warrant. There were no impairment charges related to goodwill or intangible assets associated with ICG’s consolidated subsidiaries during the three- and nine-month periods ended September 30, 2013 and 2012.

4. Consolidated Core Businesses

Acquisitions

During 2012 and 2013, ICG completed the following acquisitions:

(1) On March 30, 2012, ICG acquired 96% of the equity of MSDSonline. The acquisition was accounted for under the acquisition method. ICG allocated the purchase price to the acquired tangible and identifiable intangible assets and liabilities based upon their respective fair values as of the date of acquisition.

(2) On December 27, 2012, ICG acquired additional equity ownership interests in Bolt (then an equity method business) for consideration of $13.2 million, increasing ICG’s ownership interest in that business from 38% to 53%. ICG consolidated the financial position of Bolt as of the date the additional equity interests were acquired and accounted for the transaction as a business combination. ICG allocated the value of Bolt to its tangible and identifiable intangible assets and liabilities based upon their respective estimated fair values as of the date of acquisition.

(3) On August 9, 2013, Bolt acquired Superior Access for $9.0 million in cash.  Bolt has estimated the allocation of purchase price to the acquired tangible and identifiable intangible assets and liabilities based upon their respective estimated fair values at the date of acquisition.  The acquisition accounting related to Bolt’s acquisition of Superior Access is expected to be complete by December 31, 2013.

ICG GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The allocations of the purchase price related to the acquisition of MSDSonline and Superior Access and the allocation of the value upon consolidation of Bolt to identified intangible assets and tangible assets and liabilities are as follows (in thousands):

	MSDSonline	Bolt	Superior Access
Net assets acquired:
Goodwill	$15,847	$68,253	$1,177
Customer lists (5-11 year life)	20,440	6,800	5,200
Trademarks, trade names and domain names (5-11 year life)	6,800	6,400	1,300
Technology (5 year life)	1,900	4,300	1,300
Non-compete agreements (3 year life)	3,580	—	—
Other net assets (liabilities)	1,170	(5,150)	23
	49,737	80,603	9,000
Noncontrolling interest (1)	(1,355)	(31,824)	—
	$48,382	$48,779	$9,000

(1)ICG estimated the fair value of the noncontrolling interest in Bolt and MSDSonline with consideration of discounts for lack of control and lack of marketability. See “Redeemable Noncontrolling Interest” in this Note 4 with respect to MSDSonline.

Redeemable Noncontrolling Interest

Certain GovDelivery stockholders have the ability to require GovDelivery to redeem their shares beginning in 2014 based on a fair value determination. Because that redemption is outside the control of GovDelivery, ICG has classified this noncontrolling interest outside of equity and will accrete to its estimated redemption value with an offset to additional paid-in capital. This noncontrolling interest is classified as “Redeemable noncontrolling interest” on ICG’s Consolidated Balance Sheets.

Certain MSDSonline stockholders have the ability to require MSDSonline to redeem their shares beginning in 2015 based on a fair value determination. Because that redemption is outside the control of MSDSonline, ICG has classified this noncontrolling interest outside of equity and will accrete to its estimated redemption value with an offset to additional paid-in capital. This noncontrolling interest is classified as “Redeemable noncontrolling interest” on ICG’s Consolidated Balance Sheets.

The following reconciles the activity related to the redeemable noncontrolling interest during the nine months ended September 30, 2013 and 2012 (in thousands):

Balance at December 31, 2011	$1,378
Redeemable noncontrolling interest portion of subsidiary net (income)/loss	(132)
Accretion to estimated redemption value	345
Acquisition of MSDSonline	1,309
Impact of subsidiary equity transactions	6
Balance at September 30, 2012	$2,906

Balance at December 31, 2012	$3,383
Redeemable noncontrolling interest portion of subsidiary net (income)/loss	(95)
Accretion to estimated redemption value	675
Balance at September 30, 2013	$3,963

Other Consolidated Businesses Transactions

Periodically, ICG acquires additional equity ownership interests in its consolidated businesses. Equity ownership interests purchased from a consolidated company’s existing shareholders results in an increase in ICG’s controlling interest in that company and a corresponding decrease in the noncontrolling interest ownership. Those transactions are accounted for as a decrease to “Noncontrolling Interest” and a decrease to “Additional paid-in capital” on ICG’s Consolidated Balance Sheets for the relevant period. ICG may also acquire additional equity ownership interests in its consolidated businesses as a result of share issuances by those companies. An issuance of equity securities by a consolidated business that results in a decrease in ICG’s equity ownership interests is accounted for in accordance with the policy for “Principles of Accounting for Ownership Interests” described in Note 2, “Significant

ICG GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Accounting Policies.” Other changes to ICG’s equity ownership interests in its consolidated core businesses, as well as equity-based compensation award activity at those companies, also result in adjustments to “Additional paid-in capital” and “Noncontrolling Interest” on ICG’s Consolidated Balance Sheets.  The impact of any equity-related transactions at ICG’s consolidated core businesses is included in the line item “Impact of subsidiary equity transactions” on ICG’s Consolidated Statements of Changes in Equity.

Pro Forma Information

The information in the following table represents revenue, net income (loss) attributable to ICG Group, Inc. and net income (loss) per diluted share attributable to ICG Group, Inc. for the relative periods, had ICG consolidated MSDSonline and Bolt (including Bolt’s acquisition of Superior Access) in each of those periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands, except per share data)
Revenue	$17.3	$12.9	$48.3	$34.5
Net income (loss) attributable to ICG Group, Inc.	$(3.3)	$20.9	$9.0	$6.3
Net income (loss) per diluted share attributable to ICG Group, Inc.	$(0.09)	$0.57	$0.25	$0.17

ICG GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

5. Discontinued Operations

On January 29, 2013, InvestorForce was sold to MSCI for $23.6 million in cash. ICG’s proceeds from the sale were $20.8 million, a portion of which is being held in escrow. ICG recorded a gain of $15.7 million during the nine months ended September 30, 2013 related to the transaction; that gain is included in the line item “Income (loss) from discontinued operations, including gain on sale, net of tax” on ICG’s Consolidated Statements of Operations for the nine-month period ended September 30, 2013. InvestorForce’s results of operations for all periods presented have been presented as discontinued operations on ICG’s Consolidated Statements of Operations. InvestorForce’s revenue was $0.8 million for the period from January 1, 2013 to the date of sale. InvestorForce’s revenue was $2.1 million and $6.3 million for the three and nine months ended September 30, 2012, respectively. ICG’s share of InvestorForce’s net loss for the 2013 period was $0.4 million. ICG’s share of InvestorForce’s net loss for the three and nine months ended September 30, 2012 was $0.3 million and $1.1 million, respectively. The assets and liabilities of InvestorForce as of December 31, 2012 were $3.4 million and $3.9 million, respectively, and are presented on ICG’s Consolidated Balance Sheets for that period in the line items “Assets held for sale / assets of discontinued operations” and “Liabilities held for sale / liabilities of discontinued operations,” respectively. The “Assets held for sale / assets of discontinued operations” as of December 31, 2012 also include $0.7 million of ICG’s goodwill related to InvestorForce.

On February 20, 2013, Channel Intelligence was sold to Google for $125.0 million in cash, subject to adjustment for working capital and other items. In the transaction, ICG realized $60.5 million, a portion of which is being held in escrow. ICG recorded a gain of $17.8 million during the nine months ended September 30, 2013 related to the transaction that is included in the line item “Income (loss) from discontinued operations, including gain on sale, net of tax” on ICG’s Statements of Operations for the nine-month period ended September 30, 2013. Channel Intelligence’s results of operations for the period from January 1, 2013 to the date of sale have been presented as discontinued operations on ICG’s Consolidated Statements of Operations for the nine months ended September 30, 2013. Channel Intelligence’s revenue for the period from January 1, 2013 to the date of sale was $3.1 million. ICG’s share of Channel Intelligence’s net loss for that period was $2.1 million. Channel Intelligence was included in ICG’s consolidated results beginning on July 11, 2012.  Accordingly, Channel Intelligence’s revenue for the period from July 11, 2012 through September 30, 2012, that was included in ICG’s consolidated results, was $5.1 million. ICG’s share of Channel Intelligence’s net loss for the period from July 11, 2012 through September 30, 2012, that was included in ICG’s consolidated results, was $1.7 million, and included $0.7 million of intangible amortization. Additionally, the assets (excluding goodwill and intangible assets detailed below) and liabilities of Channel Intelligence as of December 31, 2012 were $7.1 million and $6.5 million, respectively, and are included in the line items “Assets held for sale / assets of discontinued operations” and “Liabilities held for sale / liabilities of discontinued operations,” respectively, on ICG’s Consolidated Balance Sheets as of that date. The “Assets held for sale / assets of discontinued operations” at December 31, 2012 also include $48.9 million of ICG’s goodwill and $22.4 million of ICG’s intangible assets (customer relationships of $9.5 million, trademarks/trade names/domain names of $6.7 million, licensing and servicing agreements of $3.5 million and developed technology of $2.7 million) related to ICG’s acquisition accounting for Channel Intelligence.

On October 2, 2013, ICG executed a definitive merger agreement for the sale of Procurian to Accenture for $375.0 million in cash, subject to certain adjustments at closing, including working capital, cash, debt and other items. Consummation of the transaction is subject to customary closing conditions and is expected to occur in the fourth quarter of 2013. ICG is expected to realize approximately $324 million in connection with the sale. A portion of ICG’s proceeds will be held in escrow and will be subject to potential indemnification claims. ICG does not expect to owe any income taxes in connection with the transaction. ICG’s Board of Directors approved the sale of Procurian in the third quarter of 2013.  Based on this and other relevant factors, the criteria for assets held for sale / discontinued operations presentation was met prior to September 30, 2013.  Accordingly, Procurian’s results of operations for all periods presented have been presented as discontinued operations on ICG’s Consolidated Statements of Operations. Procurian’s revenue was $33.9 million and $103.4 million for the three and nine months ended September 30, 2013, respectively. Procurian’s revenue was $37.5 million and $105.4 million for the three and nine months ended September 30, 2012, respectively. ICG’s share of Procurian’s net income for the three and nine months ended September 30, 2013 was $1.7 million and $4.1 million, respectively. ICG’s share of Procurian’s net income for the three and nine months ended September 30, 2012 was $2.2 million and $7.0 million, respectively. At September 30, 2013, ICG’s Consolidated Balance Sheets line item “Assets held for sale / assets of discontinued operations” include the current assets of Procurian of $71.1 million, non-current assets of Procurian of $14.7 million, goodwill of $30.5 million, intangible assets of $10.9 million and $15.9 million associated with our consolidated deferred tax asset.  The “Liabilities held for sale / liabilities of discontinued operations” on ICG’s Consolidated Balance Sheets at September 30, 2013 include the current liabilities of Procurian of $22.1 million and non-current liabilities of $16.7 million.  At December 31, 2012, the line item “Assets held for sale / assets of discontinued operations” on ICG’s Consolidated Balance Sheets include the current assets of Procurian of $72.8 million, non-current assets of Procurian of $19.5 million, goodwill of $30.5 million, intangible assets of $12.1 million and $12.2 million associated with our consolidated deferred tax asset.  The “Liabilities held for sale / liabilities of discontinued operations” on ICG’s Consolidated Balance Sheets at December 31, 2012 include the current liabilities of Procurian of $30.6 million and non-current liabilities of $22.9 million. An income tax benefit of $0.3 million and income tax expense of

ICG GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

$2.0 million is included in the line item "Income (loss) from discontinued operations, including gain on sale, net of tax" on ICG's Consolidated Statements of Operations for the three and nine months ended September 30, 2013, respectively.  Income tax expense of $0.8 million and $3.9 million is included in the line item "Income (loss) from discontinued operations, including gain on sale, net of tax" on ICG's Consolidated Statements of Operations for the three and nine months ended September 30, 2012, respectively.

In connection with the sales of Channel Intelligence and InvestorForce, ICG received aggregate cash proceeds (excluding amounts held in escrow) of $73.5 million. Consistent with ICG’s policy election, those proceeds are reflected in cash flows provided by investing activities from continuing operations on ICG’s Consolidated Statement of Cash Flows for the nine months ended September 30, 2013.

6. Equity and Cost Method Businesses

Equity Method Businesses

The following unaudited summarized financial information relates to ICG’s businesses accounted for under the equity method of accounting as of September 30, 2013 and December 31, 2012 and for the three- and nine-month periods ended September 30, 2013 and 2012. This aggregate information has been compiled from the financial statements of those businesses.

Balance Sheets (Unaudited)

	September 30, 2013 (1)	December 31, 2012 (2)
	(in thousands)
Cash and cash equivalents	$6,017	$5,572
Other current assets	12,121	11,268
Non-current assets	13,193	13,218
Total assets	$31,331	$30,058

Current liabilities	$23,327	$21,115
Non-current liabilities	6,525	1,397
Long-term debt	10,194	12,670
Stockholders’ deficit	(8,715)	(5,124)
Total liabilities and stockholders’ deficit	$31,331	$30,058

Total carrying value	$14,390	$13,333

(1)	Includes (ICG voting ownership): Acquirgy (25%), CIML (38%), Freeborders (31%) and WhiteFence (36%).

(2)	Includes (ICG voting ownership): Acquirgy (25%), Freeborders (31%) and WhiteFence (36%).

As of September 30, 2013, ICG’s aggregate carrying value in its equity method businesses exceeded ICG’s share of the net assets of those companies by $16.5 million. Of this excess, $14.3 million is allocated to goodwill, which is not amortized, and $2.2 million is allocated to intangibles, which are generally being amortized over five years. As of December 31, 2012, this excess was $15.3 million, $12.0 million of which was allocated to goodwill, and $3.3 million of which was allocated to intangibles. Amortization expense associated with those intangibles for the three and nine months ended September 30, 2013 was less than $0.1 million and $0.2 million, respectively. Amortization expense associated with those intangibles for the three and nine months ended September 30, 2012 was $0.3 million and $0.9 million, respectively. That amortization expense is included in the table below in the line item “Amortization of intangible assets” and is included in the line item “Equity loss” on ICG’s Consolidated Statements of Operations.

ICG GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Results of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013 (1)	2012 (2)	2013 (3)	2012 (2)
	(in thousands)
Revenue	$15,353	$16,049	$40,948	$75,154

Net income (loss)	$(750)	$(2,993)	$(5,938)	$(15,554)

Equity income (loss) excluding impairments and amortization of intangible assets	$(247)	$(1,325)	$(1,802)	$(6,272)
Amortization of intangible assets	$(48)	(283)	$(117)	(875)
Total equity income (loss)	$(295)	$(1,608)	$(1,919)	$(7,147)

(1)	Includes Acquirgy, CIML, Freeborders and WhiteFence.

(2)	Includes Acquirgy, Bolt, CIML, Freeborders, GoIndustry-DoveBid plc (“GoIndustry”) (to July 5, 2012, the date of disposition) and WhiteFence.

(3)	Includes Acquirgy, CIML (from February 20, 2013, the date of deconsolidation), Freeborders and WhiteFence.

Impairments – Equity Method Businesses

ICG performs ongoing business reviews of its equity method businesses to determine whether ICG’s carrying value in those companies is impaired. ICG determined its carrying value in its equity method businesses was not impaired during the three- and nine-month periods ended September 30, 2013 and 2012.

Other Equity Method Businesses Information

During the nine months ended September 30, 2012, ICG participated in a follow-on financing transaction for Bolt. At that time, ICG acquired $9.0 million of Bolt preferred stock; as a result of the transaction, ICG’s ownership in Bolt increased from 26% to 38%. ICG completed a purchase price allocation related to this transaction, which resulted in an allocation of the purchase price to equity method intangible assets that were to be amortized over five years and equity method goodwill, which was not amortized.

On July 5, 2012, GoIndustry, previously one of ICG’s equity method businesses, was sold. ICG’s portion of the cash proceeds was $2.9 million. During the three-month period ended September 30, 2012, ICG recorded its share of the sale transaction costs incurred by GoIndustry, and, accordingly, ICG’s carrying value of GoIndustry was reduced to zero as of the date of the transaction. ICG recorded a gain of $2.9 million for the proceeds received during the three months ended September 30, 2012, which is included in the line item “Other income (loss)” on ICG’s Consolidated Statements of Operations for the three and nine months ended September 30, 2012. For the three-and nine-month periods ended September 30, 2012, ICG’s share of GoIndustry’s net loss was $0.2 million and $0.7 million, respectively. Those amounts are included in the line item “Equity income (loss) excluding impairments and amortization of intangible assets” in the table above. Following the sale, ICG’s share of GoIndustry’s results was removed from the venture segment and is included in “Dispositions” in the “Results of Operations” segment information table in Note 9, “Segment Information” for all relevant periods presented.

Marketable Securities

Marketable securities represent ICG’s holdings of publicly-traded equity securities and are accounted for as available-for-sale securities. On December 30, 2011, StarCite, previously one of ICG’s equity method businesses, was acquired by Active. ICG’s portion of the sale proceeds included shares of Active common stock. During the nine months ended September 30, 2013, ICG sold 150,233 shares of Active common stock at an average price of $5.10  per share for total proceeds of $0.8 million. During the nine months ended September 30, 2012, ICG sold 447,057 shares of Active common stock at an average price of $16.88 per share for total proceeds of $7.5 million. ICG recorded a gain on the sale of those securities of less than $0.1 million and $1.4 million in the nine-month periods ended September 30, 2013 and 2012, respectively. Those gains are included in the line item “Other income (loss), net” on ICG’s Consolidated Statements of Operations for the respective three- and nine-month periods. ICG does not hold any marketable securities as of September 30, 2013. The fair value of the shares of Active common stock held by ICG as of December 31, 2012 of $0.7 million is reflected in both the line item “Marketable Securities” ($0.3 million) and the line item “Prepaid expenses and other current assets” ($0.4 million) on ICG’s Consolidated Balance Sheets.

ICG GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

During the three and nine months ended September 30, 2012, ICG received 12,989 shares of Intercontinental Exchange, Inc. (“ICE”), representing the final distribution of escrow proceeds related to the disposition of Creditex Group, Inc. ICG recorded a gain in the three and nine months ended September 30, 2012 of $1.7 million based on the closing stock price of the ICE common stock on the day it was released from escrow. Subsequent to the receipt of those shares of ICE common stock, ICG sold the shares and received total proceeds of $1.8 million.  The incremental gain on the sale of those shares of $0.1 million is included in the line item “Other income (loss), net” on ICG’s Consolidated Statement of Operations in the relative period.

Cost Method Businesses

ICG’s carrying value of its holdings in cost method businesses was $15.7 million and $13.0 million as September 30, 2013 and December 31, 2012, respectively. Those amounts are reflected in the line item “Cost and equity method investments” on ICG’s Consolidated Balance Sheets as of the relevant dates.

ICG performs ongoing business reviews of its cost method businesses to determine whether ICG’s carrying value in those companies is impaired. ICG determined its carrying value in its cost method businesses was not impaired during the three- and nine-month periods ended September 30, 2013 and 2012.

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

7. Financial Instruments

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

ICG GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The fair value hierarchy of ICG’s financial assets measured at fair value on a recurring basis was as follows (in thousands):

	Asset (liability) at September 30, 2013	Valuation Technique (Approach)	Level 1	Level 2	Level 3
Cash equivalents (money market accounts)	$53,391	Market	$53,391	$—	$—
	$53,391		$53,391	$—	$—

	Asset (liability) at December 31, 2012	Valuation Technique (Approach)	Level 1	Level 2	Level 3
Cash equivalents (money market accounts and commercial paper investments)	$13,918	Market	$13,918	$—	$—
	$13,918		$13,918	$—	$—

The carrying value of certain of ICG’s other financial instruments, including accounts receivable and accounts payable approximates fair value due to the short-term nature of those instruments.  The fair value of ICG’s long-term debt is based on assumptions concerning the amount and timing of estimated future cash flows and assumed risk-adjusted discount rates.  See Note 8, “Debt” for further discussion.

ICG GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

8. Debt

Long-Term Debt

ICG’s long-term debt as of September 30, 2013 and December 31, 2012 consisted of the following:

	Interest Rates	September 30, 2013	December 31, 2012
		(in thousands)
Term loans and lines of credit	5.50-11.65%	13,003	9,981
Current maturities		(5,081)	(336)
Long-term debt		$7,922	$9,645

ICG’s long-term debt matures as follows:

2013 (remainder of year)	$1,165
2014	4,213
2015	4,695
2016	2,373
2017	557
$13,003

Loan and Credit Agreements

On October 22, 2012, Bolt entered into certain debt agreements with Horizon Technology Ventures Corporation (“Horizon”). Those agreements provide for a term loan of $5.0 million and a $5.0 million line of credit, each of which is subject to an interest rate of 11.65% and matures on May 1, 2016. Those debt instruments have a fair value as of September 30, 2013 and December 31, 2012 of $9.5 million and $9.8 million, respectively, due to warrants issued by Bolt to Horizon in connection with the debt agreement and are included in the line item “Term loans and lines of credit” in the table above. As of September 30, 2013, $5.0 million and $5.0 million are outstanding under the term loan and the line of credit, respectively.

On August 9, 2013, Bolt entered into certain debt agreements with Neurone II Investments G.P. Ltd. (“Neurone”). Those agreements provide for a term loan of $0.5 million that is subject to an interest rate of 8.0% and matures on August 9, 2014. Those debt instruments have a fair value as of September 30, 2013 of $0.5 million, due to warrants issued by Bolt to Neurone in connection with the debt agreement. As of September 30, 2013, $0.5 million is outstanding under the term loan, which is included in the line item “Term loans and lines of credit” in the table above.

On November 30, 2012, GovDelivery entered into loan agreements with Venture Bank that provide for a $2.0 million revolving credit facility and a $2.5 million term loan in order to fund GovDelivery’s 2013 initiatives of replacing existing equipment and expanding the company’s data centers. Both the revolving credit facility and the term loan are secured by GovDelivery’s assets and mature on November 30, 2017. Each of the line of credit and the term loan bears interest at a base rate equal to the prime rate plus 2.0% but in no case will be less than 5.5%. There was $0.8 million and $2.3 million outstanding under the line of credit and term loan, respectively, as of September 30, 2013. Those debt instruments have a fair value as of September 30, 2013 of $0.8 million and $2.3 million. There was no amount outstanding under the line of credit as of December 31, 2012; there was $2.5 million outstanding under the term loan as of December 31, 2012. The fair value of the term loan as of December 31, 2012 was $2.4 million. The amounts outstanding for each period are included in the line item “Term loans and lines of credit” in the table above.

9. Segment Information

ICG has two reporting segments: the “core” segment and the “venture” segment. Businesses in which ICG holds equity or convertible debt interests that are not deemed to be marketable securities are included in either the core or venture segment, while businesses in which ICG holds equity interests that have been designated as marketable securities are considered “corporate” assets.

ICG GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The core reporting segment includes those businesses (1) in which ICG’s management takes a very active role in providing strategic direction and operational support and (2) towards which ICG expects to devote relatively large proportions of its personnel, financial capital and other resources. The venture reporting segment includes businesses to which ICG generally devotes less capital, holds relatively smaller ownership stakes and generally has less influence over the strategic directions and management decisions than it does with its core businesses. For the periods presented, the core segment included the results of ICG’s consolidated core businesses, recorded ICG’s share of earnings and losses of its equity core businesses and captured ICG’s carrying value in its consolidated core businesses and equity core businesses. For the periods presented, the venture segment recorded ICG’s share of earnings and losses of venture businesses accounted for under the equity method of accounting and captured ICG’s carrying value in those businesses as well as ICG’s carrying value of its holdings in cost method businesses. For the nine months ended September 30, 2013, the venture segment also recorded the results of ICG’s consolidated venture business.

During the three and nine months ended September 30, 2013, $0.6 million and $1.8 million, respectively, of ICG’s consolidated revenue relates to sales generated outside of the United States, primarily Europe and Canada. During the three and nine months ended September 30, 2012, $0.2 million and $0.7 million, respectively, of ICG’s consolidated revenue relates to sales generated outside the United States, primarily Europe and Canada. The remaining consolidated revenue for the three- and nine-month periods ended September 30, 2013 and 2012 primarily relates to sales generated in the United States. As of September 30, 2013 and December 31, 2012, ICG’s long-lived assets were located primarily in the United States.

The following summarizes selected information related to the results of operations of ICG’s segments for the three and nine months ended September 30, 2013 and 2012, as well as the financial position of ICG’s segments as of September 30, 2013 and December 31, 2012. The amounts presented as “Dispositions” in the following table reflect (1) ICG’s share of the results of GoIndustry, which was sold on July 5, 2012, (2) InvestorForce, which was sold on January 29, 2013,  (3) Channel Intelligence, a former subisidiary of CIML, which was sold on February 20, 2013 and (4) Procurian, which entered into an agreement of merger on October 2, 2013. All significant intersegment activity has been eliminated. Assets reflected in each operating segment are owned by a company in that operating segment.

Segment Information
(in thousands)
	Core	Venture	Total Segment	Dispositions	Corporate	Other (1)	Consolidated Results
Three Months Ended September 30, 2013
Revenue	$16,071	$—	$16,071	$—	$—	$—	$16,071
Net income (loss) attributable to ICG Group, Inc.	$(3,953)	$(394)	$(4,347)	$4,474	$(4,372)	$913	$(3,332)

Three Months Ended September 30, 2012
Revenue	$7,384	$614	$7,998	$—	$—	$—	$7,998
Net income (loss) attributable to ICG Group, Inc.	$(4,592)	$(1,611)	$(6,203)	$1,399	$(5,468)	$31,613	$21,341

Nine Months Ended September 30, 2013
Revenue	$41,092	$429	$41,521	$—	$—	$—	$41,521
Net income (loss) attributable to ICG Group, Inc.	$(14,114)	$(1,883)	$(15,997)	$33,991	$(13,970)	$4,854	$8,878

Nine Months Ended September 30, 2012
Revenue	$16,995	$614	$17,609	$—	$—	$—	$17,609
Net income (loss) attributable to ICG Group, Inc.	$(13,286)	$(2,836)	$(16,122)	$6,479	$(14,466)	$32,436	$8,327

ICG GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

(1)	The following table reflects the components in Other (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Corporate other income (loss) (Note 11)	$6	$31,226	$(97)	$32,853
Noncontrolling interest (income) loss	907	387	4,951	(417)
	$913	$31,613	$4,854	$32,436

	Core	Venture	Total Segment	Dispositions	Corporate	Other	Consolidated Results
Assets as of:

September 30, 2013	$198,476	$16,871	$215,347	$143,101	$49,407	$—	$407,855

December 31, 2012	$185,160	$17,822	$202,982	$229,605	$14,472	$—	$447,059

10. Equity-Based Compensation

As of September 30, 2013, equity-based compensation awards may be granted to ICG employees, directors and consultants under ICG’s 2005 Omnibus Equity Compensation Plan, as such has been amended from time to time (the “Plan”). Generally, the grants vest over a period from one to four years and expire eight to ten years after the grant date. Most companies in which ICG holds equity ownership interests also maintain their own equity incentive/compensation plans.

ICG issues the following types of equity-based compensation to its employees and non-employee directors: (1) stock appreciation rights (SARs), (2) stock options, (3) restricted stock and (4) deferred stock units (DSUs). The following table summarizes the equity-based compensation recognized in the respective periods; that equity-based compensation is included in operating expenses, primarily in the line item “General and administrative” on ICG’s Consolidated Statements of Operations.

Equity-Based Compensation (in thousands, except weighted average years):

	Three Months Ended September 30,		Nine Months Ended September 30,		Unrecognized Equity-Based Compensation as of September 30, 2013	Weighted Average Years Remaining of Equity-Based Compensation as of September 30, 2013
	2013	2012	2013	2012

SARs	$599	$661	$1,801	$1,887	$2,192	1.9
Restricted Stock	1,020	737	3,446	2,134	6,794	2.3
DSUs	96	87	282	332	160	0.4
Equity-Based Compensation	1,715	1,485	5,529	4,353	9,146
Equity-Based Compensation for Consolidated Core Businesses	165	136	510	323	1,698	2.8
Equity-Based Compensation	$1,880	$1,621	$6,039	$4,676	$10,844

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

ICG GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Activity with respect to SARs during the three and nine months ended September 30, 2013 and 2012 was as follows:

	Three Months Ended September 30,
	2013			2012
	Number of SARs	Weighted Average Base Price	Weighted Average Fair Value	Number of SARs	Weighted Average Base Price	Weighted Average Fair Value
Granted	—	$—	$—	500	$9.84	$5.23
Exercised (1)	220,874	$7.59	$4.55	16,000	$8.41	$4.96
Forfeited	—	$—	$—	—	$—	$—

(1)	The exercise of SARs listed in this table resulted in the issuance of 55,619 shares of ICG’s Common Stock during the three months ended September 30, 2013.

	Nine Months Ended September 30,
	2013			2012
	Number of SARs	Weighted Average Base Price	Weighted Average Fair Value	Number of SARs	Weighted Average Base Price	Weighted Average Fair Value
Granted	—	$—	$—	260,125	$9.23	$4.89
Exercised (1)	376,362	$12.43	$7.46	16,000	$8.41	$4.96
Forfeited	5,346	$9.95	$5.39	1,598	$10.54	$5.83

(1)	The exercise of SARs listed in this table resulted in the issuance of 99,851 shares of ICG’s Common Stock during the nine months ended September 30, 2013.

There were 3,956,542 SARs and 4,338,250 SARs outstanding as of September 30, 2013 and December 31, 2012, respectively. The aggregate intrinsic value of the SARs outstanding as of September 30, 2013 and December 31, 2012 were $25.2 million and $16.0 million, respectively.

Stock Options

The fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model. Stock options generally vest ratably over four years: 25% vest on the first anniversary of the grant date, and the remaining 75% vest ratably each month over the subsequent 36 months.

Activity with respect to stock options during the three and six months ended September 30, 2013 and 2012 was as follows:

	Three Months Ended September 30,
	2013			2012
	Number of Stock Options	Weighted Average Base Price	Weighted Average Fair Value	Number of Stock Options	Weighted Average Base Price	Weighted Average Fair Value
Exercised	—	$—	$—	26,342	$7.08	$5.07
Expired	—	$—	$—	229	$8.41	$4.96
Forfeited	—	$—	$—	—	$—	$—

	Nine Months Ended September 30,
	2013			2012
	Number of Stock Options	Weighted Average Base Price	Weighted Average Fair Value	Number of Stock Options	Weighted Average Base Price	Weighted Average Fair Value
Exercised	—	$—	$—	56,842	$7.71	$5.73
Expired	—	$—	$—	8,229	$10.62	$8.16
Forfeited	—	$—	$—	21	$8.41	$4.96

There were 1,750 stock options outstanding as of both September 30, 2013 and December 31, 2012; the aggregate intrinsic value of the stock options outstanding as of both September 30, 2013 and December 31, 2012 was less than $0.1 million.

ICG GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

SARs and Stock Options Fair Value Assumptions

ICG estimates the grant date fair value of SARs and stock options using the Black-Scholes option-pricing model, which requires the input of highly subjective assumptions. Those assumptions include estimating the expected life of the award and estimating volatility of ICG’s stock price over the expected term. Expected volatility approximates the historical volatility of ICG’s Common Stock over the period commensurate with the expected term of the award. The expected term calculation is based on an average of the award vesting term and the life of the award. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for an instrument with a maturity that is commensurate with the expected term of the award. Changes in the above assumptions, the estimated forfeitures and/or the requisite service period can materially affect the amount of equity-based compensation recognized on ICG’s Consolidated Statements of Operations.

The following assumptions were used to determine the fair value of SARs granted to employees and a non-management director by ICG during the three- and nine-month periods ended September 30, 2013 and 2012:

	Three and Nine Months Ended September 30,
	2013	2012
Expected volatility	—%	56%
Average expected life of SAR (in years)	—	6.25
Risk-free interest rate	—%	0.92%
Dividend yield	—%	0%

Restricted Stock

ICG periodically issues shares of restricted stock to its employees and non-management directors. Recipients of restricted stock do not pay cash consideration for the shares and have the right to vote all shares subject to the grant and receive all dividends with respect to the shares, whether or not the shares have vested. As of September 30, 2013, issued and unvested shares of restricted stock granted to ICG’s employees vest as follows: (1) 53,622 shares of restricted stock vest 25% each year over a four-year period, (2) 51,466 shares of restricted stock vest 12.5% on the nine-month anniversary of the grant date, and the remaining 87.5% every six months subsequent to the first vesting date and (3) 130,440 shares of restricted stock vest upon the achievement of certain performance goals, as discussed below. Additionally, as of September 30, 2013, 962,500 shares of restricted stock granted to ICG’s Chief Executive Officer and ICG’s President vest according to specified service periods, performance goals and market conditions, as discussed below.

During the nine months ended September 30, 2013, in lieu of their right to receive 50% of their respective target bonus amounts under the ICG 2013 Performance Plan (the “Performance Plan”) in cash, senior ICG employees, including each of ICG’s executive officers, were issued a total of 130,440 shares of restricted stock (the “Performance Shares”) (determined based on the value of 50% of their respective individual target bonuses under the Performance Plan and the closing price of ICG’s common stock of $13.09 per share on March 1, 2013, the date of the restricted stock grant). If and to the extent that an individual’s achievement percentage under the Performance Plan (1) is greater than or equal to 50%, all of that employee’s Performance Shares will vest or (2) is greater than 0% but less than 50%, a portion of that employee’s Performance Shares equal to two times the achievement percentage will vest. As of September 30, 2013, ICG expects all of those performance-based restricted stock awards to vest.

As of September 30, 2013, outstanding shares of restricted stock granted to ICG’s Chief Executive Officer and ICG’s President vest as follows: (1) 229,168 shares of restricted stock vest in equal installments each November and May through November 9, 2015, (2) 366,666 shares of restricted stock vest based on the achievement of stipulated performance goals related to ICG’s results on or before December 31, 2015, and (3) 366,666 shares of restricted stock vest based on stipulated market thresholds related to ICG’s Common Stock price through December 31, 2015. As of September 30, 2013, ICG does not believe that the stipulated performance goals related to the performance-based restricted stock awards would be probable of achievement in the event that the pending sale of Procurian to Accenture is consummated. Following the closing of the merger between Procurian and Accenture, ICG will determine whether the performance goals related to the performance-based restricted stock awards are improbable of achievement. If ICG determines that the performance-based restricted stock awards will not vest, ICG will reverse any previously-recorded equity compensation cost related to those awards.  During the three months ended September 30, 2013, ICG did not record any equity-based compensation related to those performance-based restricted stock awards, but did not reverse any previously recorded equity-based compensation. In the event of a change of control (as defined by the Plan) before December 31, 2015, all of the shares contingent upon the achievement of the financial and stock price metrics would automatically vest, and any unrecognized equity-based compensation expense associated with those awards would be immediately recognized. Additionally, in the event of a change of control during which ICG’s Chief Executive Officer and ICG’s President are terminated, any remaining service-based awards would automatically

ICG GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

vest, and any unrecognized equity-based compensation expense associated with those awards would be immediately recognized. The pending sale of Procurian does not constitute a change of control for purposes of vesting any such equity awards.

During the nine months ended September 30, 2013 and 2012, ICG granted 30,750 shares and 18,750 shares, respectively, of restricted stock under ICG’s Amended and Restated Non-Management Director Compensation Plan (the “Director Plan”), which are included in the table below. See “Non-Management Director Equity-Based Compensation” in this Note 10 for additional details related to vesting.

Share activity with respect to restricted stock awards for the three and nine months ended September 30, 2013 and 2012 was as follows:

	Three Months Ended September 30,
	2013		2012
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Granted	—	$—	—	$—
Vested	8,576	$9.25	—	$—
Forfeited	—	$—	—	$—

	Nine Months Ended September 30,
	2013		2012
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Granted	168,190	$13.06	116,973	$9.11
Vested	146,480	$10.69	68,711	$10.19
Forfeited	10,395	$10.58	375	$12.15

There were 1,228,778 and 1,217,463 shares of restricted stock issued and unvested as of September 30, 2013 and December 31, 2012, respectively.

Non-Management Director Equity-Based Compensation

ICG periodically issues DSUs and/or shares of restricted stock to its non-management directors in accordance with the Director Plan. Each DSU represents a share of Common Stock into which that DSU will be converted upon the termination of the recipient’s service at ICG. DSUs issued annually under the Director Plan vest on the one-year anniversary of the grant date.

Each non-management director is also entitled to receive quarterly cash payments for his service on the Board of Directors and its committees, as applicable, under the Director Plan. Each director may elect to receive DSUs in lieu of all or a portion of those cash fees. Each participating director receives DSUs representing shares of ICG’s Common Stock with a fair market value equal to the relevant cash fees (with such fair market value determined by reference to the closing Common Stock price reported by NASDAQ on the date these cash fees otherwise would have been paid). DSUs received in lieu of cash fees are fully vested at the time they are granted and are settled in shares of ICG’s Common Stock upon the termination of the recipient’s service at ICG. The expense for those DSUs is recorded when the fees to which the DSUs relate are earned and is included in the line item “general and administrative” on ICG’s Consolidated Statements of Operations (but is not reflected in the summarized Equity-Based Compensation table above).

Share activity with respect to periodically-issued DSUs for the nine months ended September 30, 2013 and 2012 was as follows:

	Nine Months Ended September 30,
	2013		2012
	Number of DSUs	Grant Date Fair Value	Number of DSUs	Grant Date Fair Value
Granted	29,250	$13.09	41,250	$8.40
Vested	41,250	$8.40	52,500	$13.32

ICG GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

There were 29,250 DSUs and 41,250 DSUs issued and unvested at September 30, 2013 and December 31, 2012, respectively. All 29,250 DSUs issued and unvested at September 30, 2013 are expected to vest during the three months ended March 31, 2014.

Activity related to grants of DSUs for service in lieu of cash for the three and nine months ended September 30 2013 and 2012 was as follows:

	Three Months Ended September 30,
	2013		2012
	Number of DSUs	Expense Recognized (in thousands)	Number of DSUs	Expense Recognized (in thousands)
Granted and vested	8,378	$97	9,473	$88

	Nine Months Ended September 30,
	2013		2012
	Number of DSUs	Expense Recognized (in thousands)	Number of DSUs	Expense Recognized (in thousands)
Granted and vested	23,750	$288	24,724	$264

Consolidated Core Businesses

All of ICG’s consolidated core businesses issue equity-based compensation awards to their employees. Those awards are most often in the form of stock options that vest over four years. The fair value of the stock option awards is estimated on the grant date using the Black-Scholes option pricing model. The majority of the stock options vest 25% on the first anniversary of the grant date, and the remaining 75% vest ratably each month over the subsequent 36 months. The remaining awards generally vest ratably over four years, with 25% vesting on each anniversary date over that term.

11. Other Income (Loss)

Other income (loss), net consists of the effect of transactions and other events relating to ICG’s ownership interests and its operations in general.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Gain on fair value of prior equity interest of CIML	$—	$26,563	$—	$26,563
Realized gains on sales of marketable securities (Note 6)	—	106	23	1,552
Gain on sale of GoIndustry (Note 6)	—	2,908	—	2,908
Gains on sales/distributions of ownership interests	—	1,704	—	1,924
Other	6	(55)	(120)	(94)
	6	31,226	(97)	32,853
Total other income (loss) for consolidated core businesses	(74)	(4)	(81)	(4)
	$(68)	$31,222	$(178)	$32,849

On July 11, 2012, ICG acquired additional equity interests in CIML and began to consolidate the financial position and results of CIML as of that date. In conjunction with the fair value determination of ICG’s previous equity interest in CIML, ICG recorded a gain of $26.6 million, representing the excess of ICG’s portion of the value of CIML over its carrying value from its previous equity interest as an equity method business at the date of consolidation. The primary valuation technique used to measure the acquisition date fair value of CIML immediately before the acquisition was the backsolve option-pricing method.

During the three and nine months ended September 30, 2012, ICG recorded a gain of $1.7 million related to the receipt of 12,989 shares of ICE, based on the closing stock price of ICE common stock on the day it was released from escrow. That gain is included in the line item “Gains on sales/distributions of ownership interests” in the table above. See Note 6, “Equity and Cost Method Businesses” for details regarding the subsequent sale of the ICE common stock. During the nine months ended September 30, 2012, ICG recorded a gain of $0.2 million related to cash received from escrow in connection with the disposition of Metastorm Inc.

ICG GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

12. Income Taxes

ICG Group, Inc., GovDelivery, InvestorForce (through January 29, 2013, the date of disposition), MSDSonline (beginning March 30, 2012, the date of acquisition) and Procurian file a consolidated federal income tax return. Bolt is not included in ICG’s consolidated federal income tax return. For the three and nine months ended September 30, 2013 and 2012, a tax provision was recognized for state and foreign income taxes; a full tax benefit for the loss from continuing operations was not recognized for federal income taxes because ICG maintains a valuation allowance on certain deferred tax assets that it believes, after evaluating all the positive and negative evidence, both historical and prospective, is more likely than not to not be realized. Following the pending sale of Procurian to Accenture, ICG expects to maintain a full valuation allowance against its net deferred tax assets.

13. Net Income (Loss) per Share

The calculations of net income (loss) per share were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands, except per share data)
Basic and Diluted:
Income (loss) from continuing operations	$(7,516)	$20,125	$(26,809)	$2,205
Income (loss) from discontinued operations	4,184	1,216	35,687	6,122
Net income (loss) attributable to ICG Group, Inc.	$(3,332)	$21,341	$8,878	$8,327

Basic:
Income (loss) from continuing operations per share	$(0.21)	$0.57	$(0.74)	$0.06
Income (loss) from discontinued operations per share	0.12	0.03	0.98	0.17
Net income (loss) attributable to ICG Group, Inc. per share	$(0.09)	$0.60	$0.24	$0.23

Diluted:
Income (loss) from continuing operations per share	$(0.21)	$0.56	$(0.74)	$0.06
Income (loss) from discontinued operations per share	0.12	0.03	0.98	0.17
Net income (loss) attributable to ICG Group, Inc. per share	$(0.09)	$0.59	$0.24	$0.23

Shares used in computation of basic income (loss) per share	36,303	35,650	36,494	35,907
SARs	—	511	—	425
Stock options	—	52	—	55
Restricted stock	—	39	—	25
DSUs	—	21	—	23
Shares used in the computation of diluted income (loss) per share	36,303	36,273	36,494	36,435

ICG GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following potentially dilutive securities were not included in the computation of diluted net loss per share, as their effect would have been anti-dilutive:

	Units	Weighted Average Price per Share
Three months ended September 30, 2013
SARs	3,956,542	$7.82
Stock options	1,750	$6.91
Restricted stock (1)	1,228,778	$—
DSUs	29,250	$—

Nine months ended September 30, 2013
SARs	3,956,542	$7.82
Stock options	1,750	$6.91
Restricted stock (1)	1,228,778	$—
DSUs	29,250	$—

Three months ended September 30, 2012
SARs	797,475	$10.59
Stock options	—	$—
Restricted stock (1)	811,553	$—
DSUs	—	$—

Nine months ended September 30, 2012
SARs	797,475	$10.59
Stock options	—	$—
Restricted stock (1)	811,553	$—
DSUs	—	$—

(1)

Anti-dilutive securities include contingently issuable shares unvested as of September 30, 2013 and 2012, the vesting of which is based on performance conditions and market conditions that have not yet been achieved. See Note 10, “Equity-Based Compensation.”

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

Executive Summary

We are a cloud-based software and services company with solutions that improve the productivity and efficiency of businesses worldwide.

The results of operations of our businesses are reported in two segments: the “core” reporting segment and the “venture” reporting segment. Our core reporting segment includes those businesses (1) in which our management takes a very active role in providing strategic direction and operational support and (2) towards which we expect to devote relatively large proportions of our personnel, financial capital and other resources. We focus on the aggregate results of the businesses in our core segment based in part on the fact that those businesses have the following common characteristics: recurring revenue models and significant research and development and sales and marketing initiatives designed to grow their businesses and customers, which consist exclusively of businesses and government entities. As of the date of this Report, we own majority controlling equity positions in (and therefore consolidate the financial results of) three core businesses, which we call our “consolidated core businesses.” We generally own substantial minority equity positions (i.e., the largest equity positions) in our other core businesses, which we call our “equity core businesses.” Our venture reporting segment includes businesses in which we take a less active role in terms of strategic direction and operational support, and, accordingly, towards which we devote relatively small amounts of personnel, financial capital and other resources. Whenever we complete an acquisition or disposition, we evaluate the impact of the relevant transaction on our reportable segments.

The various interests that we acquire in our businesses are accounted for under one of three accounting methods: the consolidation method, the equity method and the cost method. The applicable accounting method is generally determined based on our voting interest in a company. Generally, if we own more than 50% of the outstanding voting securities of a company, and other stockholders do not possess the right to affect the significant operational management decisions of that company, the company’s accounts are reflected within our Consolidated Financial Statements. Generally, if we own between 20% and 50% of the outstanding voting securities of a company, that company’s accounts are not reflected within our Consolidated Financial Statements, but our share of the earnings or losses of the company is reflected in the caption “Equity loss” in our Consolidated Statements of Operations and Comprehensive Income (Loss). Businesses not accounted for under either the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, our share of the earnings or losses of these companies is not included in our Consolidated Statements of Operations and Comprehensive Income (Loss).

We own significant interests in a number of separate businesses that may be in different stages of profitability and/or have different growth strategies. As such, we have experienced, and expect to continue to experience, significant volatility in our results. We have experienced significant volatility from period-to-period due to infrequently occurring transactions and other events relating to our ownership interests in companies. Those transactions and events are described in more detail in the Notes to our Consolidated Financial Statements contained herein and include dispositions of, changes to and impairment of our ownership interests in companies, as well as dispositions of our holdings of marketable securities.

Liquidity and Capital Resources

The following table summarizes our cash and cash equivalents, restricted cash and long-term debt, including the current portion of that debt, as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012

Cash and cash equivalents	$58,621	$20,872
Restricted cash	557	408
	$59,178	$21,280

Long-term debt, including current portion	$13,003	$9,981

We believe that our existing cash and cash equivalents are sufficient to fund our cash requirements for the foreseeable future, including any future business commitments, debt obligations and general operating requirements. As of the date of this Report, we were not obligated for any material funding or guarantee commitments to existing businesses or potential acquisition candidates.  We recently executed a definitive merger agreement for the sale of Procurian to Accenture; we expect to realize approximately $324 million from this sale.  As a part of our capital allocation program, we will continue to evaluate acquisition opportunities and will focus on acquiring additional ownership interests in new and existing companies in the near future. We may also use cash to repurchase shares of our common stock.

Bolt, GovDelivery, and MSDSonline, our consolidated core businesses, have funded their operations through a combination of cash flow from operations and borrowings. We expect each of our consolidated core businesses to invest in significant sales and marketing and research and development initiatives. It is expected that MSDSonline’s existing cash balance and cash flow from operations will be sufficient to fund its operations for the foreseeable future. GovDelivery is expected to require additional borrowings and/or equity financings for capital expenditures for the foreseeable future. Bolt is expected to require additional borrowings and/or equity financings to fund its operations and capital expenditures for the foreseeable future. Our consolidated core businesses also intend to pursue acquisition opportunities, using either cash on hand, cash from debt borrowings or stock as consideration. In connection with any such acquisitions, and as a part of our capital allocation program, ICG may purchase additional debt or equity securities from its consolidated core businesses.

We do not expect any of our consolidated core businesses to pay a dividend in the near future. Because we do not own 100% of our consolidated core businesses, if one of our consolidated core businesses were to pay a dividend or make any other distribution to its equity holders, the noncontrolling interest holders may receive a portion of that dividend or distribution. From time to time, we may be required to increase our ownership in one or more of our consolidated businesses as a result of certain members of those businesses’ management teams exercising put rights (See Note 4, “Consolidated Core Businesses—Redeemable Noncontrolling Interest”). From time to time, we may also seek to increase our ownership in one or more of our consolidated businesses.

Our consolidated core businesses may issue additional shares or repurchase outstanding shares. Equity issuances or repurchases by one of those subsidiaries, including dilution associated with management equity grants, may change the ownership split that ICG and the noncontrolling interest holders have in that subsidiary. Any change in the ownership of a consolidated subsidiary would result in an adjustment to ICG’s additional paid-in capital.

Our consolidated working capital decreased from $168.1 million at December 31, 2012 to $139.5 million at September 30, 2013, a decrease of $28.6 million. That decrease was primarily due to the sale of Channel Intelligence and InvestorForce in the first quarter of 2013 and the resultant reduction in assets held for sale / assets of discontinued operations.  Assets held for sale / assets of discontinued operations of $229.6 million at December 31, 2012 includes assets related to Channel Intelligence and InvestorForce, as well as the assets of Procurian that have been classified as held for sale during the third quarter of 2013.  Approximately half of such amount relates to goodwill and intangible assets associated with the discontinued operations that were recorded at 100% compared to ICG’s respective ownership in those businesses. Assets held for sale / assets of discontinued operations of $143.1 million at September 30, 2013 reflects only assets of Procurian that have been classified as held for sale. The reduction in assets held for sale / assets of discontinued operations was partially offset by a reduction in liabilities held for sale / liabilities of discontinued operations ($63.9 million at December 31, 2012 compared to $38.8 million at September 30, 2013) and an increase in cash from the sale of Channel Intelligence and InvestorForce.

Summary of Statements of Cash Flows

	Nine months ended September 30,
	2013	2012
	(in thousands)
Cash (used in) provided by operating activities	$(15,760)	$(9,169)
Cash (used in) provided by investing activities	$59,799	$(35,330)
Cash (used in) provided by financing activities	$(6,042)	$(11,565)

The increase in cash used in operating activities from the nine months ended September 30, 2012 to the nine months ended September 30, 2013 is primarily due to the consolidation of Bolt beginning on December 27, 2012. Due to that 2012 consolidation of Bolt, the cash flow activity related to Bolt is included in our consolidated cash flows for the nine-month period ended September 30, 2013, but that company was not consolidated in the comparable 2012 period.

The change in cash provided by (used in) investing activities from the nine months ended September 30, 2012 to the nine months ended September 30, 2013 is primarily due to proceeds received from the sale of Channel Intelligence and InvestorForce in the nine-month 2013 period compared to cash paid to acquire MSDSonline in the nine-month 2012 period.

The change in cash used in financing activities from the nine months ended September 30, 2012 to the nine months ended September 30, 2013 primarily relates to a decrease in cash paid to acquire additional equity interests in our consolidated subsidiaries from the noncontrolling interest of those subsidiaries, as equity transfers among owners, during the nine-month 2013 period, which was mostly offset by additional debt borrowings in that period.

From time to time, we and our companies are involved in various claims and legal actions arising in the ordinary course of business. We do not expect any liability with respect to any legal claims or actions that would materially affect our financial position or cash flows.

Contractual Cash Obligations and Commercial Commitments

The following table summarizes our contractual cash obligations and commercial commitments as of September 30, 2013:

	Payments due by period
	Total	Remaining 2013	2014-2015	2016-2017	Thereafter
Term loans and lines of credit, including projected interest	$15,152	$1,502	$10,520	$3,130	$—
Operating leases	7,991	800	4,832	2,358	1
	$23,143	$2,302	$15,352	$5,488	$1

Off-Balance Sheet Arrangements

We are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Our Businesses

As of September 30, 2013, we owned equity interests in eight companies that are categorized below based on segment. Channel Intelligence (a former subsidiary of CIML) and InvestorForce were sold during the nine months ended September 30, 2013 and a merger agreement providing for the sale of Procurian was signed on October 2, 2013. Each of those companies, which was previously included in our core segment, is presented as discontinued operations in our Consolidated Financial Statements.

As of September 30, 2013, our core businesses (percent voting ownership interest) included Bolt (52%), Freeborders (31%), GovDelivery (92%), MSDSonline (96%) and WhiteFence (36%).

As of September 30, 2013, our venture businesses (percent voting ownership interest) included Acquirgy (25%), CIML (38%) and various cost method companies (ranging from 2% to15%).

As of September 30, 2013, Procurian (86%) (formerly included with our core businesses) has been presented as discontinued operations in ICG’s Consolidated Financial Statements for all periods presented and is reflected in the dispositions column of the following table in each period presented.

Results of Operations

The following table contains selected unaudited financial information related to our segments. Each segment includes the results of our consolidated businesses and records our share of the earnings and losses of businesses accounted for under the equity method of accounting. The businesses included in each segment are consistent between periods, with the exception of certain companies that ICG acquired or disposed of in a given period, as noted below. The method of accounting for any particular company may change based upon, among other things, a change in our ownership interest.

Given our increased involvement in, and ownership of (from 26% to 52%), Bolt, that business has been moved from our venture segment. Bolt’s results are included in the core segment for all periods presented. “Dispositions” includes the results of those companies that have been sold or ceased operations and are no longer included in a segment for the periods presented. A disposition could be the sale of a division, subsidiary or asset group of one of our consolidated businesses, typically classified as discontinued operations for accounting purposes, or the disposition of our ownership interest in a core or venture business accounted for under the equity method of accounting. “Corporate” expenses represent the general and administrative expenses of ICG’s business operations, which include providing operational support to our businesses and operating as a public company. “Other” includes gains on the disposition of businesses and marketable securities holdings and impairment charges associated with our businesses, as well as results attributable to the noncontrolling interest.

	Segment Information
	(in thousands)
				Reconciling Items
	Core	Venture	Total Segment	Dispositions	Corporate	Other	Consolidated Results
For the Three Months Ended September 30, 2013
Revenue	$16,071	$—	$16,071	$—	$—	$—	$16,071
Net income (loss) attributable to ICG Group, Inc.	$(3,953)	$(394)	$(4,347)	$4,474	$(4,372)	$913	$(3,332)

For the Three Months Ended September 30, 2012
Revenue	$7,384	$614	$7,998	$—	$—	$—	$7,998
Net income (loss) attributable to ICG Group, Inc.	$(4,592)	$(1,611)	$(6,203)	$1,399	$(5,468)	$31,613	$21,341

For the Nine Months Ended September 30, 2013
Revenue	$41,092	$429	$41,521	$—	$—	$—	$41,521
Net income (loss) attributable to ICG Group, Inc.	$(14,114)	$(1,883)	$(15,997)	$33,991	$(13,970)	$4,854	$8,878

For the Nine Months Ended September 30, 2012
Revenue	$16,995	$614	$17,609	$—	$—	$—	$17,609
Net income (loss) attributable to ICG Group, Inc.	$(13,286)	$(2,836)	$(16,122)	$6,479	$(14,466)	$32,436	$8,327

Results of Operations – Core Businesses

The following presentation includes the consolidated results of Bolt, GovDelivery and MSDSonline, as well as the equity loss associated with Freeborders and WhiteFence. Prior to the consolidation of Bolt on December 27, 2012, we included our share of that businesses’ results in our venture segment; segment information for the three and nine months ended September 30, 2012 has been recast to include our share of Bolt’s results in our core segment.

	Three Months Ended September 30,		Quarterly Change
	2013	2012	(in thousands)	(percentage)
	(in thousands)
Selected data:
Revenue	$16,071	$7,384	$8,687	118%
Cost of revenue	(4,942)	(2,888)	(2,054)	(71)%
Sales and marketing	(7,536)	(3,739)	(3,797)	(102)%
General and administrative	(2,961)	(1,181)	(1,780)	(151)%
Research and development	(1,611)	(1,546)	(65)	(4)%
Amortization of intangible assets	(2,176)	(1,511)	(665)	(44)%
Impairment related and other	(470)	46	(516)	NM
Operating expenses	(19,696)	(10,819)	(8,877)	(82)%
Operating loss	(3,625)	(3,435)	(190)	(6)%
Interest and other	(415)	23	(438)	NM
Income tax benefit (expense)	(12)	102	(114)	(112)%
Equity income (loss)	99	(1,282)	1,381	108%
Net loss	$(3,953)	$(4,592)	$639	14%

Revenue

Revenue increased $8.7 million from the three-month period ended September 30, 2012 to the corresponding 2013 period primarily due to revenue growth at MSDSonline and GovDelivery; those companies contributed $4.2 million to the increase in revenue, which mostly relates to new customers.  The increase in revenue is also due to the consolidation of Bolt on December 27, 2012, whereby Bolt’s revenues are reflected in the 2013 period but not in the 2012 period.

Operating expenses

Operating expenses increased $8.9 million from the three-month period ended September 30, 2012 to the corresponding 2013 period. The increase in operating expenses in 2013 is primarily related to the consolidation of Bolt on December 27, 2012, whereby Bolt’s operating expenses are reflected in the 2013 period but not in the 2012 period.  In addition, while the increase in cost of revenue is in line with the increase in revenue, the increase in sales and marketing expenses relates to our focus on sales and marketing initiatives at our core consolidated businesses. Amortization expense related to intangible assets also increased due to the intangible amortization associated with our purchase accounting for the consolidation of Bolt.

Interest and other

The increase in interest and other from the three-month period ended September 30, 2012 to the corresponding 2013 period is primarily due to interest expense at Bolt associated with debt obligations at that business.  Due to the consolidation of Bolt on December 27, 2012, Bolt’s interest expense is included in the 2013 period but not in the 2012 period.

Income tax benefit (expense)

Income tax benefit (expense) in the three-month period ended September 30, 2013 relates to state and foreign taxes at MSDSonline and Bolt. Income tax benefit (expense) in the three-month period ended September 30, 2012 relates to period results at MSDSonline and GovDelivery.

Equity loss

	Three Months Ended September 30,		Quarterly Change
	2013	2012	(in thousands)	(percentage)
	(in thousands)
Selected data:
Our share of total net loss	$99	$(1,020)	$1,119	110%
Amortization of intangible assets	—	(262)	262	100%
Equity loss	$99	$(1,282)	$1,381	108%

Equity loss for our core segment for the three months ended September 30, 2013 relates to our share of the results of Freeborders and WhiteFence. Equity loss for our core segment for the three months ended September 30, 2012 relates to our share of the results of Bolt which was accounted for using the equity method of accounting in that period, Freeborders and WhiteFence.

	Nine Months Ended September 30,		Period Change
	2013	2012	(in thousands)	(percentage)
	(in thousands)
Selected data:
Revenue	$41,092	$16,995	$24,097	142%
Cost of revenue	(13,991)	(6,909)	(7,082)	(103)%
Sales and marketing	(19,576)	(8,313)	(11,263)	(135)%
General and administrative	(7,891)	(3,339)	(4,552)	(136)%
Research and development	(5,075)	(3,986)	(1,089)	(27)%
Amortization of intangible assets	(6,139)	(3,318)	(2,821)	(85)%
Impairment related and other	(607)	40	(647)	NM
Operating expenses	(53,279)	(25,825)	(27,454)	(106)%
Operating Income	(12,187)	(8,830)	(3,357)	(38)%
Interest and other	(1,110)	4	(1,114)	NM
Income tax benefit (expense)	142	400	(258)	(65)%
Equity loss	(959)	(4,860)	3,901	80%
Net income (loss)	$(14,114)	$(13,286)	$(828)	(6)%

Revenue

Revenue increased $24.1 million from the nine-month period ended September 30, 2012 to the corresponding 2013 period and is primarily due to revenue growth at GovDelivery and MSDSonline which contributed $14.6 million to the overall increase in revenue and relates primarily to new customers and the consolidation of Bolt on December 27, 2012 whereby Bolt’s results are included in the 2013 period but not in the 2012 period.

Operating expenses

Each component of operating expenses increased from the nine-month period ended September 30, 2012 to the corresponding 2013 period, resulting in an increase in total operating expenses of $27.5 million. The increase in operating expenses in 2013 is primarily related to the consolidation of Bolt on December 27, 2012, whereby Bolt’s operating expenses are reflected in the 2013 period but not in the 2012 period.  In addition, while the increase in cost of revenue is in line with the increase in revenue, the increase in sales and marketing expenses relates to our focus on sales and marketing initiatives at our core consolidated businesses. Further, amortization expense related to intangible assets increased due to the intangible amortization associated with our purchase accounting for the consolidation of Bolt.

Interest and other

The increase in interest and other from the nine-month period ended September 30, 2012 to the corresponding 2013 period is primarily due to interest expense at Bolt associated with debt obligations at that business.  Due to its consolidation on December 27, 2012, interest expense at Bolt is included in the 2013 period but not in the 2012 period.

Income tax benefit (expense)

Income tax benefit (expense) in the nine-month period ended September 30, 2013 relates to state and foreign taxes at MSDSonline and Bolt. Income tax benefit (expense) in the nine-month period ended September 30, 2012 relates to period results at MSDSonline and GovDelivery.

Equity loss

	Nine Months Ended September 30,		Period Change
	2013	2012	(in thousands)	(percentage)
	(in thousands)
Selected data:
Our share of total net loss	$(959)	$(4,136)	$3,177	77%
Amortization of intangible assets	—	(724)	724	100%
Equity loss	$(959)	$(4,860)	$3,901	80%

Equity loss for our core segment for the nine months ended September 30, 2013 relates to our share of the results of Freeborders and WhiteFence. Equity loss for our core segment for the nine months ended September 30, 2012 relates to our share of the results of Bolt which was accounted for using the equity method of accounting in that period, Freeborders and WhiteFence.

Results of Operations – Venture Companies

The venture segment for the three and nine months ended September 30, 2013 and 2012 includes our share of the results of Acquirgy and CIML.  CIML was consolidated from July 11, 2012 to February 20, 2013, when Channel Intelligence, a subsidiary of CIML, was sold to Google, and our ownership in the remaining entity was reduced from 52% to 38%; beginning on February 20, 2013, CIML is accounted for under the equity method of accounting, and our share of CIML’s results from that date is included in the line item “Equity loss” in our Consolidated Statements of Operations.  In 2012, CIML was accounted for under the equity method of accounting from January 1, 2012 to July 11, 2012 and is included in equity loss for the three and nine months ended September 30, 2012 for the appropriate portions of the respective three- and nine-month periods.

	Three Months Ended September 30,		Quarterly Change
	2013	2012	(in thousands)	(percentage)
	(in thousands)
Selected data:
Revenue	$—	$614	$(614)	(100)%
Cost of revenue	—	(256)	256	100%
Sales and marketing	—	(64)	64	100%
General and administrative	—	(894)	894	100%
Research and development	—	(915)	915	100%
Operating expenses	—	(2,129)	2,129	100%
Operating Income	—	(1,515)	1,515	100%
Interest and other	—	34	(34)	(100)%
Equity loss	(394)	(130)	(264)	NM
Net income (loss)	$(394)	$(1,611)	$1,217	76%

Revenue and Operating expenses

Revenue and operating expenses for the three-month period ended September 30, 2012 relates to CIML, which was consolidated from July 11, 2012 to February 20, 2013.

Equity loss

	Three Months Ended September 30,		Quarterly Change
	2013	2012	(in thousands)	(percentage)
	(in thousands)
Selected data:
Our share of total net loss	$(346)	$(113)	$233	206%
Amortization of intangible assets	(48)	(17)	31	182%
Equity loss	$(394)	$(130)	$264	NM

Equity loss for our venture segment for the three months ended September 30, 2013 relates to our share of the results of CIML. Equity loss for our venture segment for the three months ended September 30, 2012 relates to our share of the results of Acquirgy.

	Nine Months Ended September 30,		Period Change
	2013	2012	(in thousands)	(percentage)
	(in thousands)
Selected data:
Revenue	$429	$614	$(185)	(30)%
Cost of revenue	(70)	(256)	185	72%
Sales and marketing	(58)	(64)	6	9%
General and administrative	(1,024)	(894)	(130)	(15)%
Research and development	—	(915)	915	100%
Amortization of intangible assets	(72)	—	(72)	(100)%
Impairment related and other	(127)	—	(127)	(100)%
Operating expenses	(1,351)	(2,129)	778	37%
Operating Income	(922)	(1,515)	593	39%
Interest and other	(1)	34	(35)	(102)%
Equity loss	(960)	(1,355)	395	29%
Net income (loss)	$(1,883)	$(2,836)	$953	34%

Revenue and Operating expenses

Revenue and operating expenses for the nine-month period ended September 30, 2013 relates to CIML, which was consolidated from July 11, 2012 to February 20, 2013.

Equity loss

	Nine Months Ended September 30,		Period Change
	2013	2012	(in thousands)	(percentage)
	(in thousands)
Selected data:
Our share of total net loss	$(843)	$(1,355)	$512	38%
Amortization of intangible assets	(117)	—	117	100%
Equity loss	$(960)	$(1,355)	$395	29%

Equity loss for our venture segment for the nine months ended September 30, 2013 relates to our share of the results of CIML. Equity loss for our venture segment for the nine months ended September 30, 2012 relates to our share of the results of Acquirgy.

Results of Operations – Reconciling Items

Dispositions

The amounts presented as “Dispositions” in the following table include (1) Procurian, which entered into a definitive merger agreement to be acquired by Accenture on October 2, 2013, (2) the Channel Intelligence subsidiary of CIML that was sold on February 20, 2013, (3) InvestorForce, which was sold on January 29, 2013, and (4) our share of the results of GoIndustry, which was sold on July 5, 2012.

Equity loss and Discontinued operations

	Three Months Ended September 30,		Quarterly Change
	2013	2012	(in thousands)	(percentage)
	(in thousands)
Selected data:
Equity loss	$—	$(196)	$196	100%
Discontinued operations, including gain on sale	4,474	1,595	2,879	181%
Equity income (loss) and discontinued operations	$4,474	$1,399	$3,075	NM

	Nine Months Ended September 30,		Period Change
	2013	2012	(in thousands)	(percentage)
	(in thousands)
Selected data:
Equity loss	$—	$(932)	$932	100%
Discontinued operations, including gain on sale	33,991	7,411	26,580	NM
Equity income (loss) and discontinued operations	$33,991	$6,479	$27,512	NM

On October 2, 2013, Procurian entered into a definitive merger agreement to be acquired by Accenture.  All amounts related to Procurian have been removed from the results of our segments and are included in “Dispositions” in the “Results of Operations” segment information table above for all periods presented.  Procurian’s revenue for the three-month period ended September 30, 2013 was $33.9 million, and our share of Procurian’s net income was $1.7 million.  Procurian’s revenue for the three month period ended September 30, 2012 was $37.5 million, and our share of Procurian’s net income was $2.2 million.  Procurian’s revenue for the nine-month period ended September 30, 2013 was $103.4 million, and our share of Procurian’s net income was $4.1 million.  Procurian’s revenue for the nine-month period ended September 30, 2012 was $105.4 million, and our share of Procurian’s net income was $7.0 million.  Procurian’s results are a primary driver of the income reflected in the line item “Discontinued operations, including gain on sale” in the tables above.  Procurian’s revenue was slightly higher in the three- and nine-month periods of 2012 than in the comparable 2013 period mainly due to timing of a significant interim contract related to a large long-term contract that was awarded to Procurian in 2012.  In addition, variations in amounts of net income in each of the respective periods were primarily impacted by increased staffing needs to facilitate the large long-term contract noted, including subcontractor fees and the re-allocation of income tax benefit/(expense) to discontinued operations (from continuing operations) for Procurian on a standalone basis.

On February 20, 2013, Channel Intelligence was sold to Google. From January 1, 2013 through February 20, 2013, Channel Intelligence was included in our consolidated results. Channel Intelligence’s revenue for that period was $3.1 million, and our share of Channel Intelligence’s net loss was $2.1 million. In addition, we recorded $0.4 million of amortization expense related to intangible assets that were recorded in connection with the acquisition accounting for the consolidation of Channel Intelligence in July 2012. In connection with the sale transaction, we recorded a gain of $17.8 million during the nine months ended September 30, 2013. All amounts related to Channel Intelligence have been removed from the results of our segments and are included with the gain on the transaction in “Dispositions” in the “Results of Operations” segment information table above for all periods presented. Channel Intelligence was accounted for under the equity method of accounting from January 1, 2012 until July 11, 2012, when we acquired additional equity interests in CIML and began to consolidate that company’s financial results. We recorded equity loss related to Channel Intelligence’s operations from the period from January 1, 2012 until July 11, 2012; our share of Channel Intelligence’s net loss for that period was $0.2 million and is included in the line item “Equity loss” in the table above for the nine months ended September 30, 2012.  Our share of Channel Intelligence’s results from the date of consolidation through September 30, 2012 was $1.7 million, which included $0.7 million of intangible amortization. Our share of Channel Intelligence’s results, including the related ICG intangible asset amortization, have been removed from the results of our segments and are included in “Dispositions” in the “Results of Operations” segment information table for all periods presented. Both the results of Channel Intelligence that had been included in our consolidated results and our share of Channel Intelligence’s results that had been recorded as equity loss are included in the line item “Discontinued operations, including gain on sale” in the table above.

On January 29, 2013, InvestorForce was sold to MSCI. InvestorForce’s revenue for the three- and nine-month periods ended September 30, 2012 was $2.1 million and $6.3 million, respectively. InvestorForce’s revenue for the period from January 1, 2013 through the date of sale was $0.8 million. Our share of InvestorForce’s net loss was $0.3 million and $1.1 million, respectively, for the three and nine months ended September 30, 2012. Our share of InvestorForce’s net loss for the period from January 1, 2013 through the date of sale was $0.4 million. In connection with the sale transaction, we recorded a gain of $15.7 million during the nine months ended September 30, 2013. All amounts related to InvestorForce have been removed from the results of our segments and are included with the gain on the transaction in “Dispositions” in the “Results of Operations” segment information table for all periods presented and “Discontinued operations, including gain on sale” in the table above.

On July 5, 2012, GoIndustry, one of ICG’s equity method companies, was sold. For the three-and nine month periods ended September 30, 2012, our share of GoIndustry’s net loss was $0.2 million and $0.7 million, respectively. Following the sale, our share of GoIndustry’s results was removed from the venture segment and is included in “Dispositions” in the “Results of Operations” segment information table for all relevant periods presented. That amount is included in the line item “Equity loss” in the table above.

Corporate

	Three Months Ended September 30,		Quarterly Change
	2013	2012	(in thousands)	(percentage)
	(in thousands)

General and administrative	$(5,023)	$(5,475)	$452	8%
Impairment related and other	—	(700)	700	100%
Interest income	34	77	(43)	(56)%
Income tax benefit (expense)	617	630	(13)	(2)%
Net income (loss)	$(4,372)	$(5,468)	$1,096	20%

General and administrative

General and administrative expenses at corporate decreased from the three-month period ended September 30, 2012 to the three-month period ended September 30, 2013 primarily due to reductions in salary and bonus expenses that resulted from the termination of certain ICG employees in 2012 and the issuance of performance-based equity awards during the 2013 period that replaces a portion of the cash bonus expected to be paid to ICG management in connection with our annual performance plan. Those reductions were partially offset by an increase in equity based compensation charges, primarily related to the performance-based equity awards issued in March 2013 in connection with our annual performance plan.

Impairment related and other

Impairment related and other for the three months ended September 30, 2012 primarily relates to severance expense in that period.

Interest income

The decrease in interest income from the 2012 three-month period to the comparable 2013 period is primarily due to significantly lower yield rates on cash balances for the three-month period ended September 30, 2013 as compared to the three-month period ended September 30, 2012, partially offset by a higher average cash balance in the 2013 period.

Income tax benefit (expense)

The income tax benefit recorded in the periods reflected in the above table primarily relate to losses at corporate. Those corporate losses offset income primarily at Procurian within the federal consolidated tax return; Procurian’s income, and the related federal income tax expense, has been included in the line item “income (loss) from discontinued operations, including gain on sale, net of tax” in ICG’s Consolidated Statements of Operations.  A tax benefit of $0.3 million (related primarily to state and foreign taxes) and tax expense of $0.8 million is included in income from discontinued operations for the three months ended September 30, 2013 and 2012, respectively.

	Nine Months Ended September 30,		Period Change
	2013	2012	(in thousands)	(percentage)
	(in thousands)
General and administrative	$(15,532)	$(16,398)	$866	5%
Impairment related and other	(33)	(835)	802	96%
Interest income	104	283	(179)	(63)%
Income tax benefit (expense)	1,491	2,484	(993)	(40)%
Net income (loss)	$(13,970)	$(14,466)	$496	3%

General and administrative

General and administrative expenses at corporate decreased from the nine-month period ended September 30, 2012 to the nine month period ended September 30, 2013 primarily due to reductions in salary and bonus expenses that resulted from the termination of certain ICG employees in 2012 and the issuance of performance-based equity awards during the 2013 period that replaces a portion of the cash bonus expected to be paid to ICG management in connection with our annual performance plan. Those reductions were partially offset by an increase in equity based compensation charges, primarily related to the performance-based equity awards issued in March 2013 in connection with our annual performance plan.

Impairment related and other

Impairment related and other for the nine months ended September 30, 2013 and 2012 primarily relates to severance expense in each of those periods.

Interest income

The decrease in interest income from the 2012 nine-month period to the comparable 2013 period is primarily due to significantly lower yield rates on cash balances for the nine-month period ended September 30, 2013 as compared to the nine-month period ended September 30, 2012, partially offset by a higher average cash balance in the 2013 period.

Income tax benefit (expense)

Those corporate losses offset income primarily at Procurian within the federal consolidated tax return; Procurian’s income, and the related federal income tax expense, has been included in the line item “income (loss) from discontinued operations, including gain on sale, net of tax” in ICG’s Consolidated Statements of Operations.  Tax expense of $2.0 million and $3.9 million is included in income from discontinued operations for the nine months ended September 30, 2013 and 2012, respectively.

Other

	Three Months Ended September 30,		Quarterly Change
	2013	2012	(in thousands)	(percentage)
	(in thousands)
Corporate other income (loss)	$6	$31,226	$(31,220)	(100)%
Noncontrolling interest (income) loss	907	387	(520)	NM
Net income (loss)	$913	$31,613	$(30,700)	(97)%

	Nine Months Ended September 30,		Period Change
	2013	2012	(in thousands)	(percentage)
	(in thousands)
Corporate other income (loss)	$(97)	$32,853	$(32,950)	(100)%
Noncontrolling interest (income) loss	4,951	(417)	(5,368)	NM
Net income (loss)	$4,854	$32,436	$(27,582)	(85)%

Corporate other income (loss)

Corporate other income (loss) for the three and nine months ended September 30, 2012 primarily related to the gain on fair value upon the consolidation of Channel Intelligence and funds received in connection with the final escrow distribution from the sale of a former equity method business, which we recorded as a gain in the period the distribution was received, as well as proceeds from the sale of Active common stock.

Noncontrolling interest (income) loss

The increase in the loss attributable to the non-controlling interests in the three and nine months ended September 30, 2013 compared to the same period in 2012 is the resultant mix of the non-controlling interests with respect to all of ICG’s consolidated businesses, which also included deal costs associated with our sale of Channel Intelligence.

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

Revenue Recognition

Bolt generates revenue from (1) software licenses, (2) maintenance and support services, (3) professional service fees and (4) insurance commissions. Bolt’s software license revenue derives from licenses of its software products directly to end users and is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, no significant obligations with regard to implementation remain, the fee is fixed or determinable and collectability is probable; Bolt’s software license revenue is recognized ratably over the applicable contract term. Bolt’s maintenance and customer support fees are recognized ratably over the life of maintenance and support contracts, which is typically one year. Bolt’s professional service fees revenue relates to professional services for software licenses that require significant customization, integration and installation; that revenue is recognized ratably over the applicable contract term. Finally, Bolt’s commissions on the premiums from sales of insurance policies are recognized when Bolt has sufficient information to determine the amount that is owed, it is probable that the economic benefits associated with the transaction will flow to Bolt, and the costs incurred, or to be incurred, with respect to the transaction can be accurately measured.

GovDelivery revenue consists of (1) nonrefundable setup fees and (2) monthly maintenance and hosting fees. Those fees generally are deferred and recognized as the services are performed, which is typically over the service term. Costs related to performing setup services are expensed as incurred.

MSDSonline derives revenue from three sources: (1) subscription fees, (2) professional services fees and (3) compliance solutions project fees. The vast majority of MSDSonline’s revenue is derived from subscription fees from customers accessing the business’ database and web-based tools; that revenue is recognized ratably over the applicable contract term, beginning on the contract implementation date. MSDSonline also generates (a) professional services fees from authoring and/or compiling its customers’ online libraries of material safety data sheet documents and indexing those documents for the customers’ use and (b) fees from training and compliance services projects; the revenue derived from those fees is recognized on a percentage of completion basis over the applicable project’s timeline.

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

There have been no material changes with respect to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012 other than the addition of the following risk factor:

Any failure of the pending sale of Procurian to Accenture to be consummated in accordance with the terms contemplated by the definitive merger agreement or at all would likely alter certain aspects of our current business plans and could adversely affect our business and/or the value of Procurian or our business as a whole.

As previously disclosed (both in this Report and otherwise), we have entered into a merger agreement that provides for the sale of Procurian to Accenture, subject to certain closing conditions.  In accordance with the terms of the merger agreement, we expect to realize approximately $324 million of cash proceeds in the sale, which the parties anticipate will be consummated in the fourth quarter of 2013.

In anticipation of the pending sale transaction, we have provided investors with certain pro forma financial information and have presented the financial results of Procurian in this Report as discontinued operations; we also have revised our internal business plans to account for, among other things, our anticipated receipt of a significant amount of capital in the sale, an anticipated change in the scale of our businesses’ aggregate operations as a result of the sale, and the expectations of the investment community relative to the sale (and the impact of the sale on our business).  In the event that the Procurian sale transaction is not consummated on the terms contemplated by the merger agreement or at all, certain aspects of our business plans, including, but not limited to, our liquidity plans, our plans relating to the allocation of corporate resources and our marketing and investor relations strategies, would likely be altered, and our business could be adversely affected.  In addition, if the sale is not consummated, the value of Procurian might be impaired, and ICG may not be able to realize the expected proceeds in a subsequent sale transaction.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

We maintain a share repurchase program under which we may, from time to time, repurchase shares of our Common Stock in the open market, in privately negotiated transactions or pursuant to trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act. The program was expanded in November 2011 from an initial authorization of $25.0 million to allow for the repurchase of up to $50.0 million of shares of our Common Stock.  In September 2013, the program was further expanded to allow for the repurchase of up to $150.0 million of shares of our Common Stock. The table below contains information relating to the repurchases of our Common Stock that occurred under the share repurchase program from the program’s inception on July 31, 2008 through the date of the filing of this Report.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value That May Yet Be Purchased Under the Program

Repurchased as of 12/31/2012	4,211,652	$6.84	4,211,652	$21.1 million
1/1/2013 to 1/31/2013	—	$—	—	$21.1 million
2/1/2013 to 2/28/2013	40,000	$12.96	40,000	$20.7 million
3/1/2013 to 3/31/2013	121,200	$13.11	121,200	$19.1 million
4/1/2013 to 4/30/2013	—	$—	—	$19.1 million
5/1/2013 to 5/31/2013	467,100	$11.04	467,100	$13.9 million
6/1/2013 to 6/30/2013	13,000	$11.22	13,000	$13.8 million
7/1/2013 to 7/31/2013	—	$—	—	$13.8 million
8/1/2013 to 8/31/2013	—	$—	—	$13.8 million
9/1/2013 to 9/30/2013	—	$—	—	$13.8 million
10/1/2013 to 10/31/2013	—	$—	—	$113.8 million
11/1/2013 to 11/12/2013	—	$—	—	$113.8 million

(1)	All shares purchased in open market transactions.
(2)	Average price paid per share excludes commissions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Index

Exhibit Number	Document

11.1	Statement Regarding Computation of Per Share Earnings (included herein at Note 13 “Net Income (Loss) per Share” to the Consolidated Financial Statements).

31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002, as amended. *

31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002, as amended. *

32.1	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002, as amended. *

32.2	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002, as amended. *

101.0

The following financial information from the ICG Group, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements. *

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, ICG Group, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICG GROUP, INC.
Date: November 12, 2013	By:	/s/ R. Kirk Morgan
	Name:	R. Kirk Morgan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)