Form 10-Q
period 2014-03-31
ICG GROUP, INC.
filed 2014-05-08
CIK 1085621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014.

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

The number of shares of the Company’s Common Stock, $0.001 par value per share, outstanding as of May 5, 2014 was 41,161,281 shares.

ICG GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

Availability of Reports and Other Information

Our Internet website address is www.icg.com. Unless this Quarterly Report on Form 10-Q (this “Report”) explicitly states otherwise, neither the information on our website, nor the information on the websites of any of our businesses, is incorporated by reference into this Report.

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

The public may read and copy any of the reports that are filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet website (www.sec.gov) that contains reports, proxy and information statements, and other information that publicly-traded companies file electronically with the SEC.

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

Factors that could cause our actual results, levels of activity, performance or achievements to differ materially from those anticipated in forward-looking statements include, but are not limited to, factors discussed elsewhere in this Report and include, among other things:

—	continued development of the cloud-based software market;
—	the valuation of cloud-based businesses by analysts, investors and other market participants;
—	our ability to compete successfully against competitors and against alternative solutions;
—	economic conditions generally;
—	capital spending by the customers of our businesses;
—	our ability to retain existing customer relationships (particularly significant customer relationships) and secure new ones;
—	developments in the vertical markets in which we operate, and our ability to respond to those changes in a timely and effective manner;
—	our ability to retain key personnel;
—	our ability to consummate acquisitions on acceptable terms;
—	our ability to successfully integrate acquired businesses, and any other difficulties related to the acquisition of businesses;
—	the impact of any potential acquisitions, dispositions or other strategic transactions, which may impact our operations, financial condition, capitalization or indebtedness; and
—	our ability to have continued access to capital and to manage capital resources effectively.

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

Our Businesses

We are a multi-vertical cloud technology company with offerings that create unique and compelling value for our customers and provide transformative efficiency to vertical markets worldwide.

The results of operations of our businesses are reported in two segments:  the “vertical cloud” reporting segment and the “vertical cloud (venture)” reporting segment.  Our vertical cloud reporting segment reflects the aggregate financial results of our businesses:

•

that share the attractive economic and other characteristics that often characterize cloud-based software businesses generally, namely, (1) high revenue visibility and predictability (and lower revenue volatility than traditional software companies), (2) strong gross margins, (3) low customer acquisition costs and attractive lifetime customer values, which allow for efficient growth through investment in sales and marketing, (4) economies of scale inherent in multi-tenancy software architecture, which allow a focus on innovation, and (5) ultimately, long-term profitability and free cash flow;

•	in which our management takes a very active role in providing strategic direction and operational support; and
•	towards which we devote relatively large proportions of our personnel, financial capital and other resources.

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

As of the date of this Report, the following businesses are included in our vertical cloud segment and are included in our consolidated financial results:

Bolt Solutions Inc. (“Bolt”)

Bolt provides both captive and independent insurance agents a unique cloud-based platform that allows them to meet all of the commercial and personal property and casualty insurance needs of their customers.  Bolt’s platform, which is also a powerful sales and distribution network, provides insurance carriers a rich flow of business across all of their personal and small business property and casualty product lines.

GovDelivery Holdings, Inc. (“GovDelivery”)

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

As of the date of this Report, the following businesses are included in our vertical cloud (venture) segment:

CIML, LLC (“CIML”)

CIML owns mylist Corporation (“mylist”), a cloud-based publishing platform that allows manufacturers and retailers to share their products in a connected, contextual way among Facebook users. From May 2012 until February 20, 2013, CIML also owned Channel Intelligence, Inc. (“Channel Intelligence”); we consolidated CIML’s results with ours during that period. Since February 20, 2013, when Channel Intelligence was sold to Google and our equity ownership stake in CIML decreased as a result of the exercise of existing warrants and options, we have accounted for CIML under the equity method of accounting.

InstaMed Holdings, Inc. (“InstaMed”)

InstaMed operates a cloud-based healthcare payments network focused exclusively on healthcare providers, payers and patients. With its bank partners, InstaMed moves billions of dollars and information on its single, integrated network, connecting thousands of hospitals, practices and payers, and millions of patients for business.  InstaMed’s innovative private cloud technology transforms the healthcare payment process by delivering new levels of payment assurance, simplicity, convenience and cost savings to the healthcare industry. We account for InstaMed under the cost method of accounting.

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

Item 1. Financial Statements

ICG GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Data)

	March 31,	December 31,
	2014	2013
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$319,815	$334,656
Restricted Cash	1,406	1,242
Accounts receivables, net of allowance ($200-2014 ; $200-2013)	15,102	11,300
Prepaid expenses and other current assets	5,900	5,907
Total current assets	342,223	353,105
Fixed assets, net of accumulated depreciation and amortization ($8,793-2014 ; $7,512-2013)	5,629	5,840
Goodwill	90,466	90,466
Intangible, net	56,452	58,755
Equity and cost method businesses	20,062	20,373
Other assets, net	1,164	1,179
Total assets	$515,996	$529,718
LIABILITIES
Current Liabilities
Current maturities of long-term debt	$3,500	$5,902
Accounts payable	3,012	2,970
Accrued expenses	4,991	5,176
Accrued compensation and benefits	5,137	8,732
Deferred revenue	24,865	21,830
Total current liabilities	41,505	44,610
Long-term debt	5,242	6,008
Deferred revenue	249	254
Other liabilities	1,474	1,726
Total liabilities	48,470	52,598
Redeemable noncontrolling interest (Note 4, "Consolidated Businesses")	4,054	3,442
EQUITY
ICG Group, Inc.’s Stockholders’ Equity
Preferred stock, $0.01 par value; 10,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.001 par value; 2,000,000 shares authorized, 46,165 shares (2014) and 43,333 shares (2013) issued	46	43
Treasury stock, at cost, 5,118 shares (2014) and 5,118 shares (2013)	(40,998)	(40,998)
Additional paid-in capital	3,537,908	3,536,761
Accumulated deficit	(3,055,835)	(3,045,685)
Accumulated other comprehensive income	40	40
Total ICG Group, Inc.’s Stockholders’ Equity	441,161	450,161
Noncontrolling interests	22,311	23,517
Total equity	463,472	473,678
Total Liabilities, Redeemable noncontrolling interest and Equity	$515,996	$529,718

See accompanying Notes to Consolidated Financial Statements.

ICG GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Revenue	$18,422	$11,974

Operating expenses
Cost of Revenue	4,899	$4,198
Sales and marketing	8,531	5,682
General and administrative	10,009	8,803
Research and development	3,253	2,246
Amortization of intangibles assets	2,301	2,491
Impairment related and other	-	170
Total operating expenses	28,993	23,590
Operating income (loss)	(10,571)	(11,616)
Other income (loss), net	300	(64)
Interest income	86	31
Interest expense	(511)	(321)
Income (loss) before income taxes, equity loss and noncontrolling interest	(10,696)	(11,970)
Income tax (expense) benefit	(94)	(73)
Equity loss	(312)	(701)
Income (loss) from continuing operations	(11,102)	(12,744)
Income (loss) from discontinued operations, including gain on sale, net of tax	48	28,226
Net income (loss)	(11,054)	15,482
Less: Net income (loss) attributable to the noncontrolling interest	(904)	(3,586)
Net income (loss) attributable to ICG Group, Inc	$(10,150)	$19,068

Amounts attributable to ICG Group, Inc.:
Net income (loss) from continuing operations	$(10,198)	$(11,426)
Net income (loss) from discontinued operations	48	30,494
Net income (loss)	$(10,150)	$19,068

Basic income (loss) per share attributable to ICG Group, Inc.:
Income (loss) from continuing operations	$(0.27)	$(0.31)
Income (loss) from discontinued operations	0.00	0.83
Net income (loss)	$(0.27)	$0.52
Shares used in computation of basic income (loss) per share	37,096	36,713

Diluted income (loss) per share attributable to ICG Group, Inc.:
Income (loss) from continuing operations	$(0.27)	$(0.31)
Income (loss) from discontinued operations	0.00	0.83
Net income (loss)	$(0.27)	$0.52
Shares used in computation of diluted income (loss) per share	37,096	36,713

Net income (loss)	$(11,054)	$15,482

Other comprehensive income
Unrealized holding gain (loss) in marketable securities	-	(109)
Other accumulated other comprehensive income (loss)	-	105
Comprehensive income (loss)	(11,054)	15,478
Less: Comprehensive income (loss) attributable to noncontrolling interests	(904)	(3,481)
Comprehensive income (loss) attributable to ICG Group, Inc	$(10,150)	$18,959

See accompanying Notes to Consolidated Financial Statements.

ICG GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In Thousands)

(Unaudited)

	ICG Group, Inc. Stockholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (AOCI)	Non-controlling Interest	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2012	42,155	$42	(4,211)	$(28,973)	$3,549,533	$(3,254,744)	$40	$73,134	$339,032
Equity-based compensation expense related to stock appreciation rights (SARs) and stock options	—	—	—	—	601	—	—	—	601
Equity-based compensation related to deferred stock units (DSUs)	—	—	—	—	90	—	—	—	90
Equity-based compensation related to restricted stock (RS)	—	—	—	—	1,189	—	—	—	1,189
Issuance of DSUs	37	—	—	—	70	—	—	—	70
Issuance of RS, net of forfeitures and surrenders	153	—	—	—	(95)	—	—	—	(95)
Exercise of SARs and stock options, net of surrenders	37	—	—	—	(231)	—	—	—	(231)
Impact of redeemable noncontrolling interest accretion	—	—	—	—	(280)	—	—	—	(280)
Impact of sale of consolidated subsidiaries	—	—	—	—	—	—	—	(28,144)	(28,144)
Impact of subsidiary equity transactions	—	—	—	—	1,247	—	—	89	1,336
Repurchase of ICGE Common Stock	—	—	(162)	(2,114)	—	—	—	—	(2,114)
Net unrealized appreciation in marketable securities and reclassification adjustments	—	—	—	—	—	—	(109)	—	(109)
Noncontrolling owners share of AOCI of consolidated subsidiaries	—	—	—	—	—	—	105	(105)	—
Net income (loss)	—	—	—	—	—	19,068	—	(3,531)	15,537
Balance as of March 31, 2013	42,382	$42	(4,373)	$(31,087)	$3,552,124	$(3,235,676)	$36	$41,443	$326,882

See accompanying Notes to Consolidated Financial Statements.

ICG GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY – (CONTINUED)

(In Thousands)

(Unaudited)

	ICG Group, Inc. Stockholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (AOCI)	Non-controlling Interest	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2013	43,333	$43	(5,118)	$(40,998)	$3,536,761	$(3,045,685)	$40	$23,517	$473,678
Equity-based compensation expense related to stock appreciation rights (SARs) and stock options	—	—	—	—	250	—	—	—	250
Equity-based compensation related to deferred stock units (DSUs)	—	—	—	—	146	—	—	—	146
Equity-based compensation related to restricted stock (RS)	—	—	—	—	3,293	—	—	—	3,293
Issuance of DSUs	29	—	—	—	100	—	—	—	100
Issuance of RS, net of forfeitures and surrenders	2,683	3	—	—	(937)	—	—	—	(934)
Exercise of SARs and stock options, net of surrenders	120	—	—	—	(1,270)	—	—	—	(1,270)
Impact of redeemable noncontrolling interest accretion	—	—	—	—	(594)	—	—	—	(594)
Impact of subsidiary equity transactions	—	—	—	—	159	—	—	(291)	(132)
Net income (loss)	—	—	—	—	—	(10,150)	—	(915)	(11,065)
Balance as of March 31, 2014	46,165	$46	5,118	$(40,998)	$3,537,908	$(3,055,835)	$40	$22,311	$463,472

See accompanying Notes to Consolidated Financial Statements.

ICG GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
OPERATING ACTIVITIES - continuing operations
Net income (loss)	$(11,054)	$15,482
(Income) loss from discontinued operations, including gain on sale, net of tax	(48)	(28,226)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	3,123	3,418
Equity-based compensation	3,876	2,063
Other (income) loss	(300)	64
Equity loss	312	701
Changes in operating assets and liabilities - net of acquisitions:
Accounts receivable, net	(3,802)	(305)
Prepaid expenses and other assets	22	(132)
Accounts payable	42	(3,054)
Accrued expenses	(1,193)	382
Accrued compensation and benefits	(3,595)	(795)
Deferred revenue	3,030	482
Other liabilities	(64)	(700)
Cash flows provided by (used in) operating activities	(9,651)	(10,620)
INVESTING ACTIVITIES - continuing operations
Capital expenditures, net	(608)	(318)
Change in restricted cash	(164)	203
Proceeds from sales/distributions of ownership interests	293	73,369
Ownership acquisition, net of cash acquired	-	(1,870)
Cash flows provided by (used in) investing activities	(479)	71,384
FINANCING ACTIVITIES – continuing operations
Borrowings of long-term debt	-	3,400
Repayment of long-term debt and capital lease obligations	(3,488)	-
Purchase of treasury stock	-	(2,114)
Tax withholdings related to equity-based awards	(1,271)	(231)
Cash flows provided by (used in) financing activities	(4,759)	1,055
Discontinued Operations
Cash flows provided by (used in) operating activities	48	(7,886)
Cash flows provided by (used in) investing activities	-	(1,047)
Cash flows provided by (used in) financing activities	-	(1,505)
Net increase (decrease) in cash and cash equivalents from discontinued operations	48	(10,438)

Net increase (decrease) in cash and cash equivalents	(14,841)	51,381
Cash and cash equivalents at beginning of period	334,656	45,642
Cash and cash equivalents at end of period	319,815	97,023
Less: Cash and cash equivalents – discontinued operations	-	14,757
Cash and cash equivalents – continuing operations	$319,815	$82,266

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

ICG’s Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013 include the financial position of the following majority-owned subsidiaries:

As of:
March 31, 2014	December 31, 2013
Bolt	Bolt
GovDelivery	GovDelivery
MSDSonline	MSDSonline
QC Holdings (1)	QC Holdings (1)

ICG’s Consolidated Statements of Operations and Comprehensive Income (Loss) (its “Consolidated Statements of Operations”) for the years ended December 31, 2013, 2012 and 2011 included the results of the following majority-owned subsidiaries:

Three Months Ended March 31,
2014	2013
Bolt	Bolt
GovDelivery	CIML (2)
MSDSonline	GovDelivery
QC Holdings (1)	MSDSonline
(1)

QC Holdings, Inc. (f/k/a WhiteFence, Inc.) (“QC Holdings”) is the entity that holds the remaining assets of WhiteFence following the sale of substantially all of WhiteFence’s assets to Allconnect, Inc. (“Allconnect”) on October 28, 2013.  The $2.8 million of net assets of QC Holdings consist primarily of a receivable related to a deferred payment from the Allconnect transaction and the legal rights to a patent.

(2)

CIML was a consolidated company from July 11, 2012, when ICG increased its ownership in that company to 52%, until February 20, 2013, when ICG’s equity ownership interest in CIML was reduced to 38% as a result of the exercise of existing warrants and options in conjunction with the sale of Channel Intelligence to Google. As a result of that sale, Channel Intelligence is presented as discontinued operations in the Consolidated Financial Statements for the relevant periods and is not included in the table above; CIML (including mylist) continues to be included in continuing operations in ICG’s Consolidated Financial Statements for the period for which it was consolidated.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

2. Significant Accounting Policies

Principles of Accounting for Ownership Interests

The various interests that ICG acquires in its businesses are accounted for under one of three methods: the consolidation method, the equity method and the cost method. The applicable accounting method is generally determined primarily based on ICG’s voting interest in a company.

Consolidation Method. Businesses in which (1) ICG directly or indirectly owns more than 50% of the outstanding voting securities, and (2) other stockholders do not possess the right to affect significant management decisions are generally accounted for under the consolidation method of accounting. Participation of other stockholders in the net assets and in the earnings or losses of a consolidated subsidiary is reflected in the line items “Noncontrolling Interest” in ICG’s Consolidated Balance Sheets and “Net income attributable to the noncontrolling interest” in ICG’s Consolidated Statements of Operations. Noncontrolling interest adjusts ICG’s consolidated results of operations to reflect only ICG’s share of the earnings or losses of the consolidated subsidiary.

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

Equity Method. Businesses that are not consolidated, but over which ICG exercises significant influence, are accounted for under the equity method of accounting and are referred to in the Notes to Consolidated Financial Statements as “equity method businesses.” The determination as to whether or not ICG exercises significant influence with respect to a business depends on an evaluation of several factors, including, among others, representation on the company’s board of directors and equity ownership level, which is generally between a 20% and a 50% interest in the voting securities of an equity method business, as well as voting rights associated with ICG’s holdings in common stock, preferred stock and other convertible instruments in that company. ICG’s share of the earnings and/or losses of the company, as well as any adjustments resulting from prior period finalizations of equity income/losses, are reflected in the line item “Equity loss” in ICG’s Consolidated Statements of Operations.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. Those estimates include evaluation of ICG’s convertible debt and equity holdings in businesses, holdings in marketable securities, asset impairment, revenue recognition, income taxes and commitments and contingencies. Management’s estimates and assumptions are based on its best judgments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, such as the current economic environment, that management believes to be reasonable under the circumstances and adjusts its estimates and assumptions when facts and circumstances dictate that it is necessary or appropriate to do so. It is reasonably possible that ICG’s accounting estimates with respect to the ultimate recoverability of ICG’s ownership interests in convertible debt and equity holdings, goodwill and the useful lives of intangible assets could change in the near term and that the effect of such changes on ICG’s consolidated financial statements could be material. Management believes the recorded amounts of goodwill, intangible assets, equity method businesses and cost method businesses were not impaired as of March 31, 2014.

Goodwill, Intangible Assets, Equity Method Businesses and Cost Method Businesses

ICG evaluates its carrying value in equity method businesses and cost method businesses continuously to determine whether an other-than-temporary decline in the fair value of any such business exists and should be recognized. In order to make that determination, ICG considers each such business’ achievement of its business plan objectives and milestones, the fair value of its ownership interest in each such business (which, in the case of any company listed on a public stock exchange, is the quoted stock price of the relevant ownership interest), the financial condition and prospects of each such business, and other relevant factors. The business plan objectives and milestones ICG considers include, among others, those related to financial performance, such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature, such as obtaining key business partnerships or the hiring of key employees. Impairment charges are determined by comparing ICG’s carrying value of a business with its estimated fair value. Fair value is determined by using a combination of estimating the cash flows related to the relevant asset, including estimated proceeds on disposition, and an analysis of market price multiples of companies engaged in lines of business similar to the business being evaluated. ICG concluded that the carrying value of its equity method businesses and cost method businesses was not impaired as of March 31, 2014 and December 31, 2013.

ICG tests goodwill for impairment annually during the fourth quarter of each year, or more frequently as conditions warrant, and tests intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. ICG concluded that its goodwill and intangible assets were not impaired as of March 31, 2014 and December 31, 2013.

Revenue Recognition

During the three months ended March 31, 2014 and 2013, ICG’s consolidated revenue was primarily attributable to Bolt, GovDelivery and MSDSonline.

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

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

GovDelivery revenue consists of (1) subscription fees, (2) nonrefundable setup fees and (3) professional services fees. The vast majority of GovDelivery’s revenue is derived from subscription fees from customers utilizing the business’ platform, as well as monthly maintenance and hosting fees. Professional services fees are generated from performing customer-requested website enhancements and other specified customizations. Subscription and setup fees generally are deferred and recognized as the services are performed, which is typically over the contract term. Costs related to performing setup services are expensed as incurred. Professional service fees are generally recognized upon delivery or completion of the customized services.

MSDSonline derives revenue from two sources: (1) subscription fees and (2) professional services fees. The vast majority of MSDSonline’s revenue is derived from subscription fees from customers accessing the business’ database and web-based tools; that revenue is recognized ratably over the applicable contract term, beginning on the contract implementation date. MSDSonline also generates professional services fees from (a) training, (b) authoring of material safety data sheets and (c) compiling customers’ online libraries of material safety data sheet documents and indexing those documents. The revenue derived from those fees is recognized on a percentage of completion basis over the applicable project’s timeline.

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

Discontinued Operations

During the year ended December 31, 2013, Channel Intelligence, Investor Force Holdings, Inc. (“InvestorForce”) and Procurian Inc. (“Procurian”) (all consolidated subsidiaries) were sold. Accordingly, those three businesses are presented as discontinued operations for all periods presented, and ICG has recast all financial information within this Report to conform to the current period presentation.

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

Escrow Information

When an interest in one of ICG’s businesses is sold, a portion of the proceeds may be held in escrow primarily to satisfy purchase price adjustments and/or indemnity claims. ICG records gains on escrowed proceeds at the time ICG is entitled to receive those proceeds, the amount is fixed or determinable and realization is assured. As of March 31, 2014, $28.8 million related to ICG’s potential proceeds from sales of former businesses remained in escrow to satisfy potential or unresolved indemnification claims. The escrowed amounts are scheduled to be released at various dates within the next two years, subject to pending and potential indemnity claims pursuant to the terms of the specific sales agreements. On January 15, 2014, $0.3 million related to the sale of StarCite was released from escrow. ICG recognized a gain in that amount during the three months ended March 31, 2014.  See Note 11, “Other Income (Loss).”

Concentration of Customer Base and Credit Risk

For both the three-month periods ended March 31, 2014 and 2013, none of the customers of ICG’s consolidated businesses represented more than 10% of ICG’s consolidated revenue.

Commitments and Contingencies

From time to time, ICG and its businesses are involved in various claims and legal actions arising in the ordinary course of business. ICG does not expect any liability with respect to any legal claims or actions, either individually or in the aggregate, that would materially affect its consolidated financial position or cash flows.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current-year presentation. The impact of the reclassifications made to prior year amounts is not material and did not affect net income (loss).

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued accounting guidance on reporting discontinued operations. The new guidance changes the criteria for determining the disposals that qualify as a discontinued operations and expands related disclosure requirements. Under the new guidance, a disposal is required to be reported in discontinued operations if the disposal represents a strategic shift that will have a major effect on an entity’s operations and financial results. This guidance will be effective for ICG for new disposals and disposal groups classified as held for sale beginning on January 1, 2015 and should be applied prospectively.

In March 2014, the FASB ratified an Emerging Issues Task Force (EITF) consensus regarding share-based compensation. The new guidance clarified that share-based compensation performance targets that could be achieved after the requisite service period should be treated as a performance condition that affects vesting, rather than a condition that affects the grant-date fair value of the award. This guidance will be effective for ICG beginning on January 1, 2016. ICG does not expect this guidance to have a significant impact on the Consolidated Financial Statements.

In July 2013, the FASB issued guidance that provides clarification on the financial statement presentation of unrecognized tax benefits. The new guidance requires standard presentation of an unrecognized tax benefit when a carryforward related to net operating losses or tax credits exists. This guidance was effective for ICG on January 1, 2014; the adoption of this guidance did not have a significant impact on the Consolidated Financial Statements.

3. Goodwill and Intangible Assets

Goodwill

The following table summarizes the activity related to ICG’s goodwill (in thousands):

	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
Goodwill as of December 31, 2013	$90,770	(304)	$90,466
Change in goodwill during the three months ended March 31, 2014	—	—	—
Goodwill as of March 31, 2014	$90,770	(304)	$90,466

As of March 31, 2014 and December 31, 2013, all of ICG’s goodwill was allocated to its consolidated businesses.

Intangible Assets

The following table summarizes ICG’s intangible assets from continuing operations (in thousands):

	Useful Life	As of March 31, 2014
Intangible Assets		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	1-11 years	$45,599	$(10,696)	$34,903
Trademarks/trade names	3-11 years	15,813	(2,777)	13,0369
Technology	5-10 years	9,527	(2,610)	6,917
Non-compete agreements	2-5 years	3,666	(2,470)	1,196
Other intellectual property (1)	2 years	400	—	400
		$75,005	$(18,553)	$56,452

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

(1) ICG currently estimates the residual value of this asset to be $0.4 million.

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

Amortization expense for intangible assets during the three months ended March 31, 2014 and 2013 was $2.3 million and $2.5 million, respectively. ICG amortizes intangible assets using the straight line method.

Remaining estimated amortization expense for the respective years set forth below is as follows (in thousands):

2014 (remaining nine months)	$6,864
2015	8,254
2016	7,844
2017	7,426
2018	6,172
Thereafter	19,492
Remaining amortization expense	$56,052

Impairment

ICG conducts its annual impairment testing in the fourth quarter of each year or more frequently as conditions warrant. There were no impairment charges related to goodwill or intangible assets associated with ICG’s consolidated subsidiaries during the three-month periods ended March 31, 2014 and 2013.

4. Consolidated Businesses

Acquisitions

On August 9, 2013, Bolt acquired Superior Access for $8.7 million in cash. Bolt has estimated the allocation of purchase price to the acquired tangible and identifiable intangible assets and liabilities based upon their respective estimated fair values at the date of acquisition. ICG expects the acquisition accounting related to Bolt’s acquisition of Superior Access to be completed by June 30, 2014.

ICG did not complete any other acquisitions in 2013 or 2014 that were significant to its consolidated results.

The allocations of the purchase price related to the acquisition of Superior Access to identified intangible assets and tangible assets and liabilities are as follows (in thousands):

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

Superior Access
Net assets acquired:
Goodwill	$2,654
Customer lists (5-11 year life)	4,000
Trademarks, trade names and domain names (5-11 year life)	1,100
Technology (5 year life)	1,300
Non-compete agreements (3 year life)	—
Other net assets (liabilities)	(343)
$8,711

Redeemable Noncontrolling Interest

Certain GovDelivery stockholders have the ability to require GovDelivery to redeem their shares in 2015 and 2016 based on a fair value determination. Because that redemption is outside the control of GovDelivery, ICG has classified this noncontrolling interest outside of equity and will accrete to its estimated redemption value with an offset to additional paid-in capital. This noncontrolling interest is classified as “Redeemable noncontrolling interest” in ICG’s Consolidated Balance Sheets.

Certain MSDSonline stockholders have the ability to require MSDSonline to redeem their shares in 2015, 2016 and 2017 based on a fair value determination. Because that redemption is outside the control of MSDSonline, ICG has classified this noncontrolling interest outside of equity and will accrete to its estimated redemption value with an offset to additional paid-in capital. This noncontrolling interest is classified as “Redeemable noncontrolling interest” in ICG’s Consolidated Balance Sheets.

The following is a reconciliation of the activity related to ICG’s redeemable noncontrolling interest during the three months ended March 31, 2014 and 2013 (in thousands):

Balance at December 31, 2012	$3,383
Redeemable noncontrolling interest portion of subsidiary net income/(loss)	(55)
Accretion to estimated redemption value	280
Balance at March 31, 2013	$3,608

Balance at December 31, 2013	$3,442
Redeemable noncontrolling interest portion of subsidiary net income/(loss)	11
Accretion to estimated redemption value	594
Impact of subsidiary equity transactions	7
Balance at March 31, 2014	$4,054

Other Consolidated Businesses Transactions

From time to time, ICG acquires additional equity ownership interests in its consolidated businesses. Purchasing equity ownership interests from a consolidated business’ existing shareholders results in an increase in ICG’s controlling interest in that business and a corresponding decrease in the noncontrolling interest ownership. Those transactions are accounted for as a decrease to “Noncontrolling Interest” and a decrease to “Additional paid-in capital” in ICG’s Consolidated Balance Sheets for the relevant period. ICG may also acquire additional equity ownership interests in its consolidated businesses, either from existing holders or as a result of share issuances by one or more of those businesses, and ICG’s equity ownership interests may be diluted by any such share issuances to other parties. An issuance of equity securities by a consolidated business that results in a decrease in ICG’s equity ownership interests is accounted for in accordance with the policy for “Principles of Accounting for Ownership Interests” described in Note 2, “Significant Accounting Policies.” Other changes to ICG’s equity ownership interests in its consolidated businesses, as well as equity-based compensation award activity at those businesses, also result in adjustments to “Additional paid-in capital” and “Noncontrolling Interest” in ICG’s Consolidated Balance Sheets. The impact of any equity-related transactions at ICG’s consolidated businesses is included in the line item “Impact of subsidiary equity transactions” in ICG’s Consolidated Statements of Changes in Equity. The impact of these changes to the noncontrolling interest are also included in the line item “Impact of subsidiary equity transactions” in

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

ICG’s Consolidated Statements of Changes in Equity for the relevant period. These amounts primarily relate to ICG’s acquisition of additional equity ownership interests in our consolidated businesses from noncontrolling interests.

Pro Forma Information

The information in the following table represents revenue, net income (loss) from continuing operations attributable to ICG Group, Inc. and net income (loss) from continuing operations per diluted share attributable to ICG Group, Inc. for the relevant periods, had Bolt owned Superior Access in the 2013 period (in thousands, except per share data).

	Three Months Ended March 31,
	2014	2013

Revenue	$18,422	$14,764
Net income (loss) from continuing operations attributable to ICG Group, Inc.	$(10,198)	$(11,394)
Net income (loss) from continuing operations per diluted share attributable to ICG Group, Inc.	$(0.27)	$(0.31)

5. Discontinued Operations

During the year ended December 31, 2013, three of ICG’s consolidated subsidiaries, InvestorForce, Channel Intelligence and Procurian, were sold.

On January 29, 2013, InvestorForce was sold to MSCI Inc. (“MSCI”) for $23.6 million in cash. ICG’s proceeds from the sale were $20.8 million, a portion of which is being held in escrow and is subject to potential indemnification claims. ICG recorded a gain of $15.6 million related to the transaction during the three months ended March 31, 2013; that gain is included in the line item “Income (loss) from discontinued operations, including gain on sale, net of tax” in ICG’s Consolidated Statements of Operations for the three months ended March 31, 2013.

On February 20, 2013, Channel Intelligence was sold to Google Inc. (“Google”) for $125.0 million in cash. ICG realized $60.5 million in the transaction, a portion of which is being held in escrow and is subject to potential indemnification claims. ICG recorded a gain of $17.8 million related to the transaction; that gain is included in the line item “Income (loss) from discontinued operations, including gain on sale, net of tax” in ICG’s Consolidated Statements of Operations for the three months ended March 31, 2013.

On December 4, 2013, Procurian was sold to an affiliate of Accenture plc (“Accenture”) for $375.0 million in cash. ICG realized $327.8 million in the transaction, a portion of which is being held in escrow and is subject to potential indemnification claims. ICG recorded a gain of $224.9 million related to the transaction during the fourth quarter of 2013.

During the three months ended March 31, 2014, ICG received a working capital adjustment related to the sale of Procurian to an affiliate of Accenture in December 2013.  ICG recognized a gain of less than $0.1 million, representing the amount of cash received, which is included in the line item “Income (loss) from discontinued operations, including gain on sale, net of tax”  in ICG’s Consolidated Statements of Operations for the three months ended March 31, 2014.

InvestorForce, Channel Intelligence and Procurian have been accounted for as discontinued operations. The results of operations and cash flows of these businesses have been reclassified from the results of continuing operations and are shown separately in ICG’s Consolidated Statements of Operations and ICG’s Consolidated Statements of Cash Flows for all relevant periods presented. The assets and liabilities of these discontinued operations have been reclassified and are reflected in the line items “Assets of discontinued operations” and “Liabilities of discontinued operations” in ICG’s Consolidated Balance Sheets as of March 31, 2013. Consistent with ICG’s policy election, ICG’s proceeds from the InvestorForce and Channel Intelligence transactions are reflected in cash flows provided by investing activities from continuing operations in ICG’s Consolidated Statement of Cash Flows for the three months ended March 31, 2013. The results of ICG’s discontinued operations are summarized below (in millions):

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

	InvestorForce	Channel Intelligence	Procurian
Three months ended March 31, 2013
Revenue (through date of respective sale)	$0.8	$3.1	$34.3
ICG’s share of net income (loss) (through date of respective sale)	$(0.5)	$(2.9)	$0.7

Income tax expense of $0.2 million is included in the line item “Income (loss) from discontinued operations, including gain on sale, net of tax” in ICG’s Consolidated Statements of Operations for the three months ended March 31, 2013.

6. Equity and Cost Method Businesses

Equity Method Businesses

The following unaudited summarized financial information relates to ICG’s businesses accounted for under the equity method of accounting as of March 31, 2014 and December 31, 2013. This aggregate information has been compiled from the financial statements of those businesses.

Balance Sheets (Unaudited)

	March 31,	December 31,
	2014 (1)	2013 (1)
	(in thousands)

Cash and cash equivalents	$2,753	$5,909
Other current assets	1,577	2,002
Non-current assets	351	399
Total assets	$4,681	$8,310

Current liabilities	$8,490	$11,085
Non-current liabilities	137	65
Long-term debt	0	-
Stockholders' deficit	(3,946)	(2,840)
Total liabilities and stockholders' deficit	$4,681	$8,310

Total carrying value	$464	$775
(1)	Includes (ICG voting ownership): Acquirgy (25%) and CIML (38%).

As of March 31, 2014, ICG’s aggregate carrying value in its equity method businesses exceeded ICG’s share of the net assets of those businesses by $1.0 million. Of this excess, $0.3 million is allocated to goodwill, which is not amortized, and $0.7 million is allocated to intangibles, which are generally being amortized over five years. As of December 31, 2013, this excess was $1.3 million, $0.6 million of which was allocated to goodwill, and $0.7 million of which was allocated to intangibles. Amortization expense associated with those intangibles for each of the three months ended March 31, 2014 and 2013 was less than $0.1 million; that amortization expense is included in the table below in the line item “Amortization of intangible assets” and is included in the line item “Equity loss” in ICG’s Consolidated Statements of Operations.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

Results of Operations (Unaudited)

	Three Months Ended March 31,
	2014 (1)	2013 (2)
	(in thousands)
Revenue	$2,554	$13,105

Net income (loss)	$(441)	$(2,138)

Equity income (loss) excluding impairments and
amortization of intangible assets	$(264)	$(680)
Amortization of intangible assets	(48)	(21)
Total equity income (loss)	$(312)	$(701)
(1)	Includes Acquirgy and CIML.
(2)	Includes Acquirgy, CIML (from February 20, 2013, the date of deconsolidation), Freeborders and WhiteFence.

Cost Method Businesses

ICG’s carrying value of its holdings in cost method businesses was $19.6 million and $19.6 million as March 31, 2014 and December 31, 2013, respectively. Those amounts are reflected in the line item “Equity and cost method businesses” in ICG’s Consolidated Balance Sheets as of the relevant dates.

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

Impairments

ICG performs ongoing business reviews of its equity and cost method businesses to determine whether ICG’s carrying value in those businesses is impaired. ICG determined its carrying value in its equity and cost method businesses was not impaired during the three months ended March 31, 2014 and the year ended December 31, 2013.

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

(Unaudited)

Cost Approach – Fair value represents the amount that currently would be required to replace the service capacity of the relevant asset (often referred to as replacement cost).

The fair value hierarchy of ICG’s financial assets measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 was as follows (in thousands):

		Valuation
	Asset (liability) at	Technique
	March 31, 2014	(Approach)	Level 1	Level 2	Level 3

Cash equivalents (money market accounts and
commercial paper investments)	$313,882	Market	$313,882	$-	$-
	$313,882		$313,882	$-	$-

		Valuation
	Asset (liability) at	Technique
	December 31, 2013	(Approach)	Level 1	Level 2	Level 3

Cash equivalents (money market accounts)	$325,652	Market	$325,652	$-	$-
	$325,652		$325,652	$-	$-

8. Debt

Long-Term Debt

ICG’s long-term debt as of December 31, 2013 and 2012 consisted of the following:

		As of
	Interest	March 31,	December 31,
	Rates	2014	2013
		(in thousands)

Term loans and lines of credit	5.5-11.65%	$8,742	$11,910
Current maturities		(3,500)	(5,902)
Long-term debt		$5,242	$6,008

ICG’s long-term debt matures as follows:

2014	(remaining nine months)	$3,500
2015		4,645
2016		597
		$8,742

Loan and Credit Agreements

On April 13, 2011, Bolt entered into an agreement with Horizon Technology Finance Corporation (“Horizon”) that provided for a loan in the amount of $5.0 million. That loan was subject to an interest rate of 11.75% and initially matured on November 1, 2014. On October 26, 2012, Bolt entered into an additional agreement with Horizon that provided for the repayment of the original $5.0 million loan and the issuance of two new loans of $5.0 million each, both subject to a stated interest rate of 11.65%. Principal and interest payments related to the two loans are payable monthly (interest only payments were payable monthly for the first twelve months). Both loans are secured by Bolt’s assets, mature on May 1, 2016, and are subject to prepayment penalties. The loans have a fair value as of March 31, 2014 and December 31, 2013 of $8.1 million and $9.2 million, respectively, due to warrants issued by Bolt to Horizon

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

in connection with the debt agreement, and are included in the line item “Term loans and lines of credit” in the table above. As of March 31, 2014 and December 31, 2013, $8.5 million and $9.7 million, respectively, was outstanding under the two loans.

On August 9, 2013, Bolt entered into certain loan agreements with Neurone II Investments G.P. Ltd. (“Neurone”). Those agreements provide for a term loan of $0.5 million that is subject to an interest rate of 8.0% and matures on August 9, 2014. The loan has a fair value as of both March 31, 2014 and December 31, 2013 of $0.5 million. As of both March 31, 2014 and December 31, 2013, $0.5 million is outstanding under the term loan, which is included in the line item “Term loans and lines of credit” in the table above.

On November 30, 2012, GovDelivery entered into loan agreements with Venture Bank that provided for a $2.0 million revolving credit facility that matured on November 30, 2013, and a $2.5 million term loan that was set to mature on November 30, 2017, in order to fund GovDelivery’s 2013 initiatives of replacing existing equipment and expanding the company’s data centers. Both the revolving credit facility and the term loan were secured by GovDelivery’s assets. Each of the line of credit and the term loan was subject to a base interest rate equal to the prime rate plus 2.0% but in no case less than 5.5%. There was no amount outstanding under the line of credit as of December 31, 2013, and $2.2 million was outstanding under the term loan as of December 31, 2013. The term loan had a fair value as of December 31, 2013 of $2.2 million. The amounts outstanding for the 2013 period are included in the line item “Term loans and lines of credit” in the table above. In January 2014, GovDelivery repaid the term loan; accordingly, the $2.2 million outstanding balance as of December 31, 2013 was included in the line item “Current maturities of long term debt” in ICG’s Consolidated Balance Sheets as of December 31, 2013. There was no prepayment penalties incurred upon the repayment of that debt.

9. Treasury Stock

In accordance with ICG’s share repurchase program, ICG has been authorized to repurchase, from time to time, shares of Common Stock in the open market, in privately negotiated transactions or pursuant to trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act. The program was adopted in 2008 and was most recently expanded in 2013 to allow for the repurchase of up to $150.0 million of shares of our Common Stock. ICG did not repurchase any shares of our Common Stock during the three months  ended March 31, 2014.  During the three months ended March 31, 2013, ICG repurchased 161,200 shares of its Common Stock at an average stock price of $13.08 per share. Since commencement of the program, ICG has repurchased a total of 5,117,937 shares of Common Stock at an average purchase price of $7.97 per share. As of the date of this Report, ICG may repurchase an additional $109.2 million of its Common Stock under the program. All repurchases are reflected in the line item “Treasury stock, at cost” as a reduction of Stockholders’ Equity in ICG’s Consolidated Balance Sheets in the relevant periods.

10. Equity-Based Compensation

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

ICG issues the following types of equity-based compensation to its employees and non-employee directors: (1) stock appreciation rights (SARs), (2) stock options, (3) restricted stock (often subject to performance-based or market-based conditions) and (4) deferred stock units (DSUs). ICG’s grants of equity-based compensation are approved by the Compensation Committee of its Board of Directors. The following table summarizes the equity-based compensation recognized in the respective periods; that equity-based compensation is included in operating expenses, primarily in the line item “General and administrative” in ICG’s Consolidated Statements of Operations.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

Equity-Based Compensation (in thousands, except weighted average years):

	Three Months Ended March 31,		Unrecognized Equity-Based Compensation as of	Weighted Average Years Remaining of Equity-Based Compensation as of
	2014	2013	Mar. 31, 2014	Mar. 31, 2014
SARs	$250	$601	$1,088	1.7
Restricted Stock	3,293	1,189	53,844	2.9
DSUs	146	90	314	0.8
	3,689	1,880	55,246
Equity-Based Compensation for Consolidated Businesses	187	183	1,255	2.1
Total Equity-Based Compensation	$3,876	$2,063	$56,501

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

Activity with respect to SARs during the three months ended March 31, 2014 and 2013 was as follows:

	Three Months Ended March 31,
	2014			2013
	Number of SARs	Weighted Average Base Price	Weighted Average Fair Value	Number of SARs	Weighted Average Base Price	Weighted Average Fair Value
Exercised (1)	293,925	$8.07	$4.70	126,624	$7.40	$4.45
(1)	The exercise of SARs listed in this table resulted in the issuance of 120,459 shares and 37,233 shares of ICG’s Common Stock during the three months ended March 31, 2014 and 2013, respectively.

There were 938,883 SARs and 1,232,808 SARs outstanding as of March 31, 2014 and December 31, 2013, respectively. The aggregate intrinsic value of the SARs outstanding as of March 31, 2014 and December 31, 2013 were $10.6 million and $12.0 million, respectively.

Stock Options

The fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model. Stock options generally vest ratably over four years: 25% vest on the first anniversary of the grant date, and the remaining 75% vest ratably each month over the subsequent 36 months.

There was no activity with respect to stock options during the three months ended March 31, 2014 and 2013. There were 250 stock options outstanding as of both March 31, 2014 and December 31, 2013; the aggregate intrinsic value of the stock options outstanding as of both March 31, 2014 and December 31, 2013 was less than $0.1 million.

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

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

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

Restricted Stock

ICG periodically issues shares of restricted stock to its employees and non-management directors. Recipients of restricted stock do not pay cash consideration for the shares and have the right to vote all shares subject to the grant and receive all dividends with respect to the shares, whether or not the shares have vested. As of March 31, 2014, issued and unvested shares of restricted stock granted to ICG’s employees vest as follows: (1) 50,998 shares of restricted stock vest 25% each year over a four-year period, (2) 41,636 shares of restricted stock vest 12.5% on the nine-month anniversary of the grant date, and the remaining 87.5% every six months subsequent to the first vesting date and (3) 403,448 shares of restricted stock vest upon the achievement of certain performance goals, as discussed below. Additionally, as of March 31, 2014, 3,205,000 shares of restricted stock granted to ICG’s senior executive group, including ICG’s executive officers, are subject to vesting in accordance with the lapse of specified service periods, and the achievement of certain performance goals and market conditions, as discussed below.

During the year ended December 31, 2013, in lieu of a right to receive 50% of their respective target bonus amounts under the ICG 2013 Performance Plan (the “2013 Performance Plan”) in cash, senior ICG employees, including each of ICG’s executive officers, were issued a total of 130,440 shares of restricted stock (the “2013 Performance Shares”) (determined based on the value of 50% of their respective individual target bonuses under the 2013 Performance Plan and the closing price of ICG’s Common Stock of $13.09 per share on March 1, 2013, the date of the restricted stock grant). If and to the extent that an individual’s achievement percentage under the 2013 Performance Plan (1) was greater than or equal to 50%, all of that employee’s 2013 Performance Shares vested or (2) was greater than 0% but less than 50%, a portion of that employee’s 2013 Performance Shares equal to two times the achievement percentage vested. All of those 2013 Performance Shares vested during the first quarter of 2014.

During the three months ended March 31, 2014, in lieu of any right to receive 100% of their respective target bonus amounts under the ICG 2014 Performance Plan (the “2014 Performance Plan”) in cash, senior ICG employees, including ICG’s executive officers, were issued a total of 158,942 shares of restricted stock (the “2014 Performance Shares”) (determined based on the value of their respective individual target bonuses under the 2014 Performance Plan and the closing price of ICG’s Common Stock of $20.33 per share on February 28, 2014, the date of the restricted stock grant). If and to the extent that an individual’s achievement percentage under the 2014 Performance Plan (1) is greater than or equal to 100%, all of that employee’s 2014 Performance Shares will vest or (2) is greater than 0% but less than 100%, a portion of that employee’s 2014 Performance Shares equal to two times the achievement percentage will vest.

As of March 31, 2014, outstanding shares of restricted stock granted to ICG’s Chief Executive Officer and President during 2011 vest as follows: (1) 183,334 shares of restricted stock vest in equal installments each November and May through November 9, 2015 and (2) 366,666 shares of restricted stock vest based on stipulated market thresholds related to ICG’s Common Stock price through December 31, 2015. During the three months ended March 31, 2014, in light of the sale of Procurian and the resulting improbability of the achievement of the 366,666 performance-based awards that were initially included in that grant, both ICG’s Chief Executive Officer and ICG’s President elected to forfeit those shares of restricted stock.  ICG had reversed previously-recorded equity compensation cost related to those awards during 2013. In the event of a change of control (as defined by the Plan) before December 31, 2015, all of the shares contingent upon the achievement of the stock price metrics would automatically vest, and any unrecognized equity-based compensation expense associated with those awards would be immediately recognized. Additionally, in the event of a change of control during which ICG’s Chief Executive Officer and ICG’s President are terminated, any remaining service-based awards would automatically vest, and any unrecognized equity-based compensation expense associated with those awards would be immediately recognized.

During the three months ended March 31, 2014, 2,655,000 shares of restricted stock were granted to ICG’s senior executives, included ICG’s executive officers.  Those awards vest as follows: (1) 1,377,500 shares of restricted stock vest in equal installments each February 28, 2015, 2016, 2017 and 2018 and (2) 1,277,500 shares of restricted stock vest based on stipulated market thresholds related to ICG’s Common stock price through February 28, 2018. The vesting of the market-based shares  is contingent upon the 45-trading day volume-weighted average price (“VWAP”) of ICG’s Common Stock meeting or exceeding specified 45-trading day VWAP targets ($28.07, $30.16, $32.38 and $34.71) on or before February 28, 2018, with 25% of the shares vesting on the first business day following achievement of each of the targets.  If any of the VWAP targets is achieved (1) on or prior to February 28, 2015, 50% of the shares that would have vested upon achieving the VWAP target will instead vest on the one-year anniversary of the grant, and the remaining 50% of the shares that would have vested upon achieving the WVAP target will instead vest on February 28, 2016, or (2)

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

between the one-year anniversary of the grant and February 28, 2016, 50% of the applicable shares will vest on the date of achievement of the VWAP target, and the remaining 50% of the shares that would have vested upon achieving the WVAP target will instead vest on February 28, 2016.

During the three months ended March  31, 2014 and 2013, ICG granted 37,500 shares and 30,750 shares, respectively, of restricted stock under ICG’s Amended and Restated Non-Management Director Compensation Plan (the “Director Plan”), which are included in the table below. See “Non-Management Director Equity-Based Compensation” in this Note 10 for additional details related to vesting.

Share activity with respect to restricted stock awards for the three months ended March 31, 2014 and 2013 was as follows:

	Three Months Ended March 31,
	2014		2013
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Granted	3,095,948	$17.21	168,190	$13.06
Vested	175,771	$12.68	75,446	$9.76
Forfeited	366,666	$9.96	8,677	$10.63

There were 3,738,582 shares and 1,185,071 shares of restricted stock issued and unvested as of March 31, 2014 and December 31, 2013, respectively.

Non-Management Director Equity-Based Compensation

ICG periodically issues DSUs and/or shares of restricted stock to its non-management directors in accordance with the Director Plan. Each DSU represents a share of Common Stock into which that DSU will be converted upon the termination of the recipient’s service at ICG. Portions of those DSUs and/or shares of restricted stock vest on each anniversary date of the grant.

For 2014, each non-management director is also entitled to receive quarterly cash payments for his service on the Board of Directors and its committees, as applicable, under the Director Plan. Each director had the option to elect to receive DSUs in lieu of all or a portion of those cash fees. Each participating director receives DSUs representing shares of ICG’s Common Stock with a fair market value equal to the relevant cash fees (with such fair market value determined by reference to the closing Common Stock price reported by NASDAQ on the date these cash fees otherwise would have been paid). DSUs received in lieu of cash fees are fully vested at the time they are granted and are settled in shares of ICG’s Common Stock upon the termination of the recipient’s service at ICG. The expense for those DSUs is recorded when the fees to which the DSUs relate are earned and is included in the line item “general and administrative” on ICG’s Consolidated Statements of Operations (but is not reflected in the summarized Equity-Based Compensation table above).

Share activity with respect to periodically-issued DSUs for the three months ended March 31, 2014 and 2013 was as follows:

	Three Months Ended March 31,
	2014		2013
	Number of DSUs	Grant Date Fair Value	Number of DSUs	Grant Date Fair Value
Granted	22,500	$17.63	29,250	$13.09
Vested	29,250	$13.09	41,250	$8.40

There were 22,500 DSUs and 29,250 DSUs issued and unvested at March 31, 2014 and December 31, 2013, respectively. All 22,500 DSUs issued and unvested at March 31, 2014 are expected to vest during the three months ended March 31, 2015.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

Activity related to grants of DSUs for service in lieu of cash for the three months ended March 31, 2014 and 2013 was as follows:

	Three Months Ended March 31,
	2014		2013
	Number of DSUs	Expense Recognized (in thousands)	Number of DSUs	Expense Recognized (in thousands)
Granted and vested	5,913	$79	7,484	$95

In April 2014, the Director Plan was amended and restated (such plan, as amended, the “Amended Director Plan”).  Pursuant to the Amended Director Plan, effective January 1, 2015, the compensation of the Company’s non-management directors will be changed as follows:  (1) the form of director retainer fee payments will be changed from quarterly cash payments to annual director restricted stock grants (provided that a restricted stock grant with a six-month vesting period will be granted in January 2015 and, thereafter, the annual grants will be made in connection with ICG’s annual meeting of stockholders)  and (2) the number and frequency of non-management director service grant DSUs/shares of director restricted stock will change from 7,500 annually to 22,500 triennially (with 7,500 DSUs/shares of director restricted stock vesting on the one-year anniversary of the grant date, and the remaining 15,000 DSUs/shares of Director Restricted Stock vesting in equal quarterly installments over the following two years).  The annual grants of shares of director restricted stock that will replace the quarterly cash retainer fees will (a) be made on the first business day of each year, (b) be equal in value to the total amount of annual retainer fees that are otherwise payable for the upcoming year (based on the NASDAQ closing price of ICG’s Common Stock on the grant date), (c) vest on the one-year anniversary of the grant date and (d) no longer be subject to a director option to receive DSUs in lieu of the shares.

Consolidated Businesses

All of ICG’s consolidated businesses issue equity-based compensation awards to their employees. Those awards are most often in the form of stock options for the respective businesses’ stock that vest over four years. The fair value of the stock option awards is estimated on the grant date using the Black-Scholes option pricing model. The majority of the stock options typically vest 25% on the first anniversary of the grant date, and the remaining 75% vest ratably each month over the subsequent 36 months. The other awards generally vest ratably over four years, with 25% vesting on each anniversary date over that term.

11. Other Income (Loss)

Other Income (Loss), net

Other income (loss), net consists of the effect of transactions and other events relating to ICG’s ownership interests and its operations in general, and, for the three months ended March 31, 2014 and 2013, is comprised of the following (in thousands):

	Three Months Ended
	March 31,
	2014	2013
	(in thousands)

Gain (loss) on sales / distributions of ownership interests	$269	$-
Other	25	(58)
	294	(58)

Total other income (loss) for consolidated core companies	6	(6)
	$300	$(64)

On December 30, 2011, StarCite was sold to The Active Network, Inc. (“Active”). During the three months ended March 31, 2014, in conjunction with the final release of escrowed proceeds, ICG received cash of $0.3 million and recorded a gain in that amount, which is included in the line item “Gain (loss) on sales/distributions of ownership interests” for the three months ended March 31, 2014 in the table above.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

12. Income Taxes

ICG Group, Inc., GovDelivery, InvestorForce (through January 29, 2013, the date of disposition), MSDSonline and Procurian (through December 4, 2013, the date of disposition) file a consolidated federal income tax return. Bolt and QC Holdings are not included in ICG’s consolidated federal income tax return. For the three months ended March 31, 2014 and 2013, a tax provision was recognized for state and foreign income taxes; a full tax benefit for the loss from continuing operations was not recognized for federal income taxes because ICG maintains a full valuation allowance against its net deferred tax assets that it believes, after evaluating all the positive and negative evidence, both historical and prospective, is more likely than not to not be realized.

13. Net Income (Loss) per Share

The calculations of net income (loss) per share were as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2014	2013
	(in thousands, except per share data)
Basic and Diluted:
Income (loss) from continuing operations	$(10,198)	$(11,426)
Income (loss) from discontinued operations	48	30,494
Net income (loss) attributable to ICG Group, Inc.	$(10,150)	$19,068

Basic and Diluted:
Income (loss) from continuing operations per share	$(0.27)	$(0.31)
Income (loss) from discontinued operations per share	0.00	0.83
Net income (loss) attributable to ICG Group, Inc. per share	$(0.27)	$0.52

Shares used in computation of basic and diluted income (loss) per share	37,096	36,713

The following potentially dilutive securities were not included in the computation of diluted net loss per share, as their effect would have been anti-dilutive:

	Units (in thousands)	Weighted Average Price per Share
Three months ended March 31, 2014
SARs	939	$9.10
Restricted stock (1)	3,739	$—
DSUs	23	$—
Three months ended March 31, 2013
SARs	4,212	$7.81
Stock options	2	$6.91
Restricted stock (1)	1,302	$—
DSUs	29	$—
(1)

Anti-dilutive securities include contingently issuable shares unvested as of March 31, 2014, the vesting of which is based on performance conditions and market conditions that have not yet been achieved. See Note 10, “Equity-Based Compensation.”

14. Segment Information

The results of operations of our businesses are reported in two segments:  the “vertical cloud” reporting segment and the “vertical cloud (venture)” reporting segment.  Our vertical cloud reporting segment reflects the aggregate financial results of our businesses (1) that share the economic and other characteristics described in “Our Businesses” above, (2) in which our management takes a very active role in providing strategic direction and operational support and (3) towards which we devote relatively large proportions of our personnel, financial capital and other resources.  As of the date of this Report, we own majority controlling equity positions in (and

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

therefore consolidate the financial results of) each of the three businesses in our vertical cloud segment.  Our vertical cloud (venture) reporting segment includes businesses with many characteristics similar to those of the businesses in our vertical cloud segment, but in which we take a less active role in terms of strategic direction and operational support, and, accordingly, towards which we devote relatively small amounts of personnel, financial capital and other resources.

Approximately $0.8 million and $0.5 million of ICG’s consolidated revenue for the three month ended March 31, 2014 and 2013, respectively, relates to sales generated outside of the United States, primarily Europe and Canada. As of March 31, 2014 and December 31, 2013, ICG’s assets were located primarily in the United States.

The following summarizes selected information related to ICG’s segments for the three months ended March 31, 2014 and 2013. The amounts presented as “Dispositions” in the following table represent businesses reported as discontinued operations as of March 31, 2014 and ICG’s share of businesses’ results that had been accounted for under the equity method of accounting but were disposed of during the year ended December 31, 2013. Businesses reported as discontinued operations as of March 31, 2014 include the following: (1) Procurian, which was sold to an affiliate of Accenture on December 4, 2013, (2) Channel Intelligence, which was sold to Google on February 20, 2013, and (3) InvestorForce, which was sold to MSCI on January 29, 2013.  Businesses that were accounted for under the equity method of accounting and were disposed of during the year ended December 31, 2013 include the following: (1) WhiteFence, substantially all of the assets of which were acquired by Allconnect on October 28, 2013 and (2) Freeborders, which was acquired by Symbio S.A. (“Symbio”) on October 18, 2013.The results of these businesses (or our share of the results in the case of the equity-method businesses, including any related intangible amortization) were removed from our segments and are included in “Dispositions” in the segment information table below for all periods presented.

	Segment Information
	(in thousands)
				Reconciling Items
	Vertical Cloud	Vertical Cloud (Venture)	Total Segment	Dispositions	Other	Consolidated
Three Months Ended March 31, 2014
Revenue	$18,422	$-	$18,422	$-	$-	$18,422

Net income (loss) attributable to ICG Group, Inc.	$(4,614)	$(312)	$(4,926)	$48	$(5,272)	$(10,150)

Three Months Ended March 31, 2013
Revenue	$11,545	$429	$11,974	$-	$-	$11,974

Net income (loss) attributable to ICG Group, Inc.	$(5,539)	$(1,082)	$(6,621)	$27,684	$(1,995)	$19,068

(1)

The following table reflects the components of Net income (loss) attributable to ICG Group, Inc. included in Other (in thousands):

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

			Three Months Ended March 31,
			2014		2013
General and administrative			$(6,551)		$(5,552)
Corporate other income (loss) (Note 13)			294		(58)
Interest income			81		29
Noncontrolling interest (income) loss			904		3,586
Net income (loss)			$(5,272)		$(1,995)
	Vertical Cloud	Vertical Cloud (Venture)	Total Segment	Dispositions	Other	Consolidated Results
Assets as of:

March 31, 2014	$183,300	$15,568	$198,868	$—	$317,128	$515,996

December 31, 2013	$179,801	$15,879	$195,680	$—	$334,038	$529,718

15. Contingencies

During 2008 and 2009, two carried interest plans (one in each year) were established, for which a carried interest of 15% was allocated to ICG’s management participants in each plan. Carried interest will be paid in connection with a liquidity event or income receipt at any of the businesses in which the carried interest plans hold interests, subject to an aggregate specified hurdle threshold and holdback and clawback criteria. ICG has deployed approximately $65 million to date with respect to these plans, including approximately $23.5 million in 2013 and $5.0 million in the first quarter of 2014. ICG’s ownership in Bolt is held in the 2009 plan and the activities over the past few years relative to the 2009 plan primarily relate to cash deployment from ICG to achieve its objectives of increasing its ownership in, and supporting the cash needs of, Bolt. Other than the stake in Bolt held by the 2009 plan, the assets held by the carried interest plans are immaterial to ICG. ICG does not expect a liquidity or income receipt at any of the relevant businesses to occur in the near future, and, accordingly, ICG has not recorded a liability with respect to these plans. Once a liquidity event or income receipt at any of the relevant businesses that would yield proceeds in excess of the calculated hurdle rate occurs, and a payment becomes probable and estimable, ICG would record the appropriate liability. Payments against that liability would occur thereafter subject to relevant holdbacks and clawbacks. As of March 31, 2014, the aggregate specified hurdle thresholds related to both plans had not been met.

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

The Consolidated Financial Statements include the consolidated accounts of ICG Group, Inc., a company incorporated in Delaware, and its subsidiaries, both wholly-owned and consolidated (ICG Group, Inc. and all such subsidiaries are collectively hereafter referred to as “ICG,” “the Company,” “we,” “our,” or “us”), and have been prepared in accordance with GAAP.

Executive Summary

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

We intend to continue investing for long-term growth.  We have invested, and expect to continue to invest, heavily in sales and marketing.  In addition, we expect to continue to invest in technology development efforts to deliver additional compelling applications to address customers’ evolving needs.  These investments will increase our costs on an absolute basis in the near term.  Many of these investments will occur in advance of our businesses experiencing any direct benefit from them.

Our Businesses

As of March 31, 2014, Bolt, GovDelivery and MSDSonline are included in our vertical cloud segment. As of March 31, 2014, CIML, InstaMed and Parchment are included in our vertical cloud (venture) segment.

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

We own 70%, 94% and 96% of Bolt, GovDelivery and MSDSonline, respectively, as of March 31, 2014, and, accordingly, consolidate the results of those businesses.  We own 38% of, and exert significant influence over, CIML; we account for that business under the equity method of accounting.  We own less than 20% of InstaMed and Parchment, and account for those businesses under the cost method of accounting.

Results of Operations

The following tables contain selected financial information related to our reportable segments. The segments, as applicable, include the results of our consolidated businesses and record our share of the earnings and losses of businesses accounted for under the equity method of accounting. The businesses included in each segment are consistent between periods, with the exception of certain businesses that ICG acquired or disposed of in a given period, as noted below. The method of accounting for any particular company may change based upon, among other things, a change in our ownership interest.

“Dispositions” includes the results of those businesses that have been sold or ceased operations and are no longer included in our segments for the periods presented. A disposition could be the sale of a division, subsidiary or asset group of one of our consolidated businesses, typically classified as discontinued operations for accounting purposes, or the disposition of our ownership interest in a business accounted for under the equity method of accounting. “Other” expenses represent (1) the corporate general and administrative expenses of ICG’s business operations, which primarily include employee costs and costs associated with operating as a public company and acquiring and disposing of businesses, (2) gains or losses on the dispositions of businesses and marketable securities holdings, (3) income taxes, (4) impairment charges associated with our businesses, and (5) the results of operations attributable to the respective noncontrolling interests of our businesses.

	Segment Information
	(in thousands)
				Reconciling Items
	Vertical Cloud	Vertical Cloud (Venture)	Total Segment	Dispositions	Other	Consolidated
Three Months Ended March 31, 2014
Revenue	$18,422	$-	$18,422	$-	$-	$18,422

Net income (loss) attributable to ICG Group, Inc.	$(4,614)	$(312)	$(4,926)	$48	$(5,272)	$(10,150)

Three Months Ended March 31, 2013
Revenue	$11,545	$429	$11,974	$-	$-	$11,974

Net income (loss) attributable to ICG Group, Inc.	$(5,539)	$(1,082)	$(6,621)	$27,684	$(1,995)	$19,068

Results of Operations – Vertical Cloud Businesses

Three Months Ended March 31, 2014 compared to Three Months Ended March 31, 2013

The following presentation includes the consolidated results of Bolt, GovDelivery and MSDSonline.

	Three Months Ended March 31,		Quarterly Change
	2014	2013	(in thousands)	(percentage)
	(in thousands)
Selected data:
Revenue	$18,422	$11,545	$6,877	60%

Cost of revenue	(4,899)	(4,128)	(771)	-19%
Sales and marketing	(8,531)	(5,624)	(2,907)	-52%
General and administrative	(3,458)	(2,227)	(1,231)	-55%
Research and development	(3,253)	(2,246)	(1,007)	-45%
Amortization of intangible assets	(2,301)	(2,419)	118	5%
Impairment related and other	-	(43)	43	100%
Operating expenses	(22,442)	(16,687)	(5,755)	-34%
Operating Income	(4,020)	(5,142)	1,122	22%
Interest and other	(500)	(324)	(176)	-54%
Income tax benefit (expense)	(94)	(73)	(21)	-29%
Net loss	$(4,614)	$(5,539)	$925	17%

Revenue

Revenue increased $6.9 million from the three months ended March 31, 2013 to the three months ended March 31, 2014, primarily due to revenue growth from new customer contracts and services at MSDSonline and GovDelivery.  Additionally, revenue increased due to Bolt’s acquisition of Superior Access that occurred in the second half of 2013, which results in Superior Access’ results only being included in the 2014 period.

Operating expenses

Operating expenses increased $5.8 million from the three months ended March 31, 2013 to the corresponding 2014 period. Cost of revenue increased for the three months ended March 31, 2014 as compared to the corresponding 2013 period, primarily driven by costs associated with new customer signings. Sales and marketing expenses increased and those expenses as a percentage of revenue also increased in the three months ended March 31, 2014 compared to the corresponding 2013 period, as we continue to execute on sales and marketing initiatives and hire sales employees in all of our businesses.  Additionally, operating expenses, primarily sales and marketing expenses and general and administrative, increased in the three months ended March 31, 2014 compared to the corresponding 2013 period, primarily as a result of Bolt’s acquisition of Superior Access that occurred in the second half of 2013 (since Superior Access is only included in the 2014 period). We expect sales and marketing expenses to increase in 2014 compared to 2013, as we continue to aggressively build out teams at our businesses to drive revenue growth.

Interest and other

The increase in interest and other from the three months ended March 31, 2013 to the three months ended March 31, 2014 is primarily due to interest expense at Bolt associated with debt obligations at that business. Given our strong balance sheet, we intend to reduce third-party debt and, accordingly, reduce interest expense in future periods. However, we may also incur prepayment penalties by acting on this strategy.

Income tax benefit (expense)

Income tax benefit (expense) in the three months ended March 31, 2014 and 2013 primarily relates to state income taxes at MSDSonline.

Results of Operations – Vertical Cloud (Venture) Businesses

Three Months Ended March 31, 2014 compared to Three Months Ended March 31, 2013

The following presentation includes the consolidated results of CIML for the period from January 1, 2013 to February 20, 2013 (the date on which options and warrants were exercised in connection with the sale of Channel Intelligence to Google and therefore on which we no longer controlled CIML), when CIML was consolidated in our results, as well as the equity loss associated with CIML for the period after February 20, 2013, when CIML was accounted for as an equity method company.

	Three Months Ended March 31,		Quarterly Change
	2014	2013	(in thousands)	(percentage)
	(in thousands)
Selected data:
Revenue	$-	$429	$(429)	-100%
Cost of revenue	-	(70)	70	100%
Sales and marketing	-	(58)	58	100%
General and administrative	-	(1,024)	1,024	100%
Amortization of intangible assets	-	(72)	72	100%
Impairment related and other	-	(127)	127	100%
Operating expenses	-	(1,351)	1,351	100%

Operating Income	-	(922)	922	100%
Interest and other	-	(1)	1	100%
Equity loss	(312)	(159)	(153)	-96%
Net loss	$(312)	$(1,082)	$770	71%

Equity loss

	Three Months Ended March 31,		Quarterly Change
	2014	2013	(in thousands)	(percentage)
	(in thousands)
Selected data:
Our share of total net loss	$(264)	$(138)	$(126)	-91%
Amortization of intangible assets	(48)	(21)	(27)	-129%
Equity loss	$(312)	$(159)	$(153)	-96%

Equity loss for our vertical cloud venture segment for the three months ended March 31, 2014, and the corresponding 2013 period relates to our share of the results of CIML.  The increase in CIML’s net loss in the three months ended March 31, 2014 as compared to the corresponding 2013 period is primarily due to increases in operating expenses due to increases in headcount.  Accordingly, our share of CIML’s net loss resulted in larger equity loss in the 2014 period.

Results of Operations – Reconciling Items

Three Months Ended March 31, 2014 compared to Three Months Ended March 31, 2013

Dispositions

Discontinued operations as of March 31, 2014 include the following: (1) Procurian, which was sold to Accenture on December 4, 2013, (2) Channel Intelligence, which was sold to Google on February 20, 2013, and (3) InvestorForce, which was sold to MSCI on January 29, 2013.  The following businesses that had been accounted for under the equity method of accounting were disposed during the year ended December 31, 2013: (1) WhiteFence, substantially all of the assets of which were acquired by Allconnect on October 28, 2013, and (2) Freeborders, which was acquired by Symbio on October 18, 2013.  The results of these businesses (or our share of the results in the case of the equity-method businesses, including any related intangible amortization) were removed from our segments and are included in “Dispositions” in the “Results of Operations” segment information table above for all periods presented.  The net impact of those discontinued operations and our share of the results of the disposed equity-method businesses are detailed below.

Equity loss and Discontinued operations

	Three Months Ended March 31,		Quarterly Change
	2014	2013	(in thousands)	(percentage)
	(in thousands)
Selected data:
Equity loss	$-	$(542)	$542	100%
Discontinued operations, including gain on sale	48	28,226	(28,178)	NM
Equity loss	$48	$27,684	$(27,636)	NM

On December 4, 2013, Procurian was acquired by an affiliate of Accenture. Procurian’s revenue for the three months ended March 31, 2013 was $34.4 million, and our share of Procurian’s net income was $0.7 million in the three months ended March 31, 2013. Procurian’s results are reflected in the line item “Discontinued operations, including gain on sale” in the table above.

On February 20, 2013, Channel Intelligence was sold to Google. Channel Intelligence’s revenue for the period from January 1, 2013 through February 20, 2013 was $3.1 million, and our share of Channel Intelligence’s net loss for that period was $2.5 million. Additionally, we recorded $0.4 million in the three months ended March 31, 2013 of amortization expense related to intangible assets and charges related to acquisition adjustments that were recorded in connection with the consolidation of Channel Intelligence in July 2012. The results of Channel Intelligence that had been included in our consolidated results (and the gain on the sale of Channel Intelligence) are included in the line item “Discontinued operations, including gain on sale” in the table above.  In connection with the Channel Intelligence sale to Google, we recorded a gain of $17.8 million during three months ended March 31, 2013.

On January 29, 2013, InvestorForce was sold to MSCI. InvestorForce’s revenue for the three months ended March 31, 2013 was $0.8 million and our share of InvestorForce’s net loss was $0.5 million for the three months ended March 31, 2013. The results of InvestorForce (and the gain on the sale of InvestorForce) are included in the line item “Discontinued operations, including gain on sale” in the table above.  In connection with the sale transaction, we recorded a gain of $15.7 million during the three months ended March 31, 2013.

On October 28, 2013, substantially all of the assets of WhiteFence were sold to Allconnect. For the three months ended March 31, 2013 our share of WhiteFence’s net loss was $0.1 million  which is included in the line item “Equity loss” in the table above.

On October 18, 2013, Freeborders was sold to Symbio. For the three months ended March 31, 2013 our share of Freeborders’ net loss was $0.1 million, which is included in the line item “Equity loss” in the table above.

Other

Three Months Ended March 31, 2014 compared to Three Months Ended March 31, 2013

	Three Months Ended March 31,		Quarterly Change
	2014	2013	(in thousands)	(percentage)
	(in thousands)

General and administrative	$(6,551)	$(5,552)	$(999)	-18%
Other income (loss)	294	(58)	352	NM
Interest income	81	29	52	179%
Noncontrolling interest (income) loss	904	3,586	(2,682)	-75%
Net income (loss)	$(5,272)	$(1,995)	$(3,277)	-164%

Corporate general and administrative

Corporate general and administrative expenses increased from the three months ended March 31, 2013 to the three months ended March 31, 2014 primarily due to an increase in equity-based compensation charges related to the equity awards issued in January and February 2014 that contained market, performance and service conditions. That increase was partially offset by lower aggregate salary and bonus expenses in 2014 following the termination of certain ICG employees in 2013 and the issuance of performance-based equity awards in 2013 in lieu of a portion of the annual cash bonus historically paid to ICG management in connection with achievement under ICG’s annual performance plan.

Impairment related and other

Impairment related and other for the three months ended March 31, 2013 primarily relates to severance expense in that period.

Corporate other income (loss)

Corporate other income (loss) for the three months ended March 31, 2014 primarily related to cash proceeds received from the sale of a prior company.

Interest income

Income tax benefit (expense) in the three months ended March 31, 2014 and 2013 primarily relates to state income taxes at MSDSonline.

Income tax benefit (expense)

The income tax benefit recognized in 2013 is offset by a tax provision in discontinued operations since there was a loss in continuing operations and income in discontinued operations in that same year.

Noncontrolling interest (income) loss

The decrease in the loss attributable to the non-controlling interests in the three months ended March 31, 2014 compared to the three months ended March 31, 2013 relates to changes in the non-controlling interests with respect to all of ICG’s consolidated businesses, which also included the noncontrolling interest’s portion of transaction costs associated with our sales of Channel Intelligence and Procurian in the 2013 period.

Liquidity and Capital Resources

As of March 31, 2014, our principal source of liquidity was cash and cash equivalents totaling $319.8 million. Our cash and cash equivalents are comprised primarily of money market funds and commercial paper investments. We fund our operations with cash on hand, cash flow from operations, borrowings at certain of our businesses and proceeds from sales of our businesses.

As part of our business strategy, we constantly look to acquire new, cloud-based businesses that bring transformative efficiency to specific vertical markets. We could purchase businesses using cash, debt or ICG Common Stock. Our existing vertical cloud businesses also intend to pursue acquisition opportunities, using either cash on hand, cash from debt borrowings or stock as consideration. In connection with any such acquisitions, and as part of our capital allocation program, we may purchase additional debt or equity securities from our existing businesses. We may also use cash to repurchase shares of our Common Stock. We also expect to continue our aggressive sales and marketing campaigns and research and development initiatives. We expect that our current sources of liquidity, as described above, will be sufficient to fund our cash requirements, including execution of those initiatives, for the foreseeable future. We do not currently expect to pay a cash dividend to our stockholders in the near future, nor do we expect any of our existing vertical cloud businesses to pay a dividend in the near future. However, because we do not own 100% of any of those businesses, if one of our existing vertical cloud businesses were to pay a dividend or to make any other distribution to its equity holders, the noncontrolling interest holders may receive a portion of that dividend or distribution.

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

Our cash flows from operating, investing and financing activities of continuing operations, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

	Three months ended March 31,
	2014	2013
	(in thousands)

Cash (used in) provided by operating activities	$(9,651)	$(10,620)
Cash (used in) provided by investing activities	$(479)	$71,384
Cash (used in) provided by financing activities	$(4,759)	$1,055

Operating activities

Income/(loss) from continuing operations is adjusted for non-cash items that include depreciation and amortization, equity-based compensation charges, other income/loss associated with the disposal of ownership interests in businesses and equity loss. In the three months ended March 31, 2014, the slight decrease in cash used in operating activities was primarily driven by operating expenses of our overall businesses and includes the spending initiatives related to sales and marketing, partially offset by the net impact of working capital components.

Investing activities

In the three months ended March 31, 2014, cash provided by investing activities primarily relates to cash proceeds received from a prior sale whereas for the three months ended March 31, 2013, cash provided by investing activities primarily related to the sales of Channel Intelligence and InvestorForce.

Financing activities

For the three months ended March 31, 2014, cash flows from financing activities resulted in net cash used which primarily related to debt repayments as well as payments to satisfy tax withholding obligations related to equity transactions. In the three months ended March 31, 2013, cash flows used in financing activities related to debt borrowings partially offset by the repurchase of our Common Stock.

Our working capital as of March 31, 2014 of $300.7 million decreased from working capital as of December 31, 2013 of $308.5 million, primarily related to the operating activities of our businesses.

From time to time, we and our businesses are involved in various claims and legal actions arising in the ordinary course of business. We do not expect any liability with respect to any legal claims or actions, either individually or in the aggregate, that would materially affect our financial position or cash flows.

Contractual Cash Obligations and Commercial Commitments

We had no material changes to our to contractual cash obligations and commercial commitments during the three months ended March 31, 2014 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Valuation of Goodwill, Intangible Assets and Ownership Interests

We test goodwill for impairment annually, or more frequently as conditions warrant, and intangible assets when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Additionally, we perform ongoing business reviews to evaluate our ownership interests in companies accounted for under the equity and cost methods of accounting to determine whether an other-than-temporary decline in the value of a company should be recognized. We use quantitative and qualitative measures to assess the need to record impairment losses on goodwill, intangible assets and ownership interests in our businesses when impairment indicators are present. Where impairment indicators are present, we determine the amount of the impairment charge as the excess of the carrying value over the fair value. We determine fair value using a combination of the discounted cash flow methodology, which is based upon converting expected future cash flows to present value, and the market approach, which includes analysis of market price multiples of companies engaged in lines of business similar to the company being evaluated. The market price multiples are selected and applied to the company based on relative performance, future prospects and risk profile of the company in comparison to the guideline companies. Significant assumptions relating to future operating results must be made when estimating the future cash flows associated with our businesses. Significant assumptions relating to the achievement of business plan objectives and milestones must be made when evaluating whether impairment indicators are present. Should unforeseen events occur or should operating trends change significantly, additional impairment losses could occur.

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

GovDelivery revenue consists of (1) subscription fees, (2) nonrefundable setup fees and (3) professional services fees. The vast majority of GovDelivery’s revenue is derived from subscription fees from customers utilizing the business’ platform, as well as monthly maintenance and hosting fees. Professional services fees are generated from performing customer-requested website enhancements and other specified customizations. Subscription and setup fees generally are deferred and recognized as the services are performed, which is typically over the contract term. Costs related to performing setup services are expensed as incurred. Professional service fees are generally recognized upon delivery or completion of the customized services.

MSDSonline derives revenue from two sources: (1) subscription fees and (2) professional services fees. The vast majority of MSDSonline’s revenue is derived from subscription fees from customers accessing the business’ database and web-based tools; that revenue is recognized ratably over the applicable contract term, beginning on the contract implementation date. MSDSonline also generates professional services fees from (a) training, (b) authoring of material safety data sheets and (c) compiling customers’ online libraries of material safety data sheet documents and indexing those documents. The revenue derived from those fees is recognized on a percentage of completion basis over the applicable project’s timeline.

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

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued accounting guidance on reporting discontinued operations. The new guidance changes the criteria for determining the disposals that qualify as a discontinued operations and expands related disclosure requirements. Under the new guidance, a disposal is required to be reported in discontinued operations if the disposal represents a strategic shift that will have a major effect on an entity’s operations and financial results. This guidance will be effective for ICG for new disposals and disposal groups classified as held for sale beginning on January 1, 2015 and should be applied prospectively.

In March 2014, the FASB ratified an Emerging Issues Task Force (EITF) consensus regarding share-based compensation. The new guidance clarified that share-based compensation performance targets that could be achieved after the requisite service period should be treated as a performance condition that affects vesting, rather than a condition that affects the grant-date fair value of the award. This guidance will be effective for ICG beginning on January 1, 2016. We do not expect this guidance to have a significant impact on the Consolidated Financial Statements.

In July 2013, the FASB issued guidance that provides clarification on the financial statement presentation of unrecognized tax benefits. The new guidance requires standard presentation of an unrecognized tax benefit when a carryforward related to net operating losses or tax credits exists. This guidance was effective for ICG on January 1, 2014; the adoption of this guidance did not have a significant impact on the Consolidated Financial Statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2014, our cash and cash equivalents included $313.9 million primarily in money market accounts.  We may be exposed to market risk relating to changes in market interest rates and overall market conditions that could affect the value of our cash and cash equivalents; however, we believe any changes in the fair value of our investment portfolio would be insignificant to our results given current market conditions.

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

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Item 1A — “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. Those are not the only risks facing us, however. Additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value That May Yet Be Purchased Under the Program

Repurchased during the year ended 12/31/2008	1,948,158	$4.75	1,948,158	$15.7 million
Repurchased during the year ended 12/31/2009	492,242	$5.45	492,242	$13.1 million
Repurchased during the year ended 12/31/2010	0	$—	0	$13.1 million
Repurchased during the year ended 12/31/2011	841,027	$10.17	841,027	$29.5 million
Repurchased during the year ended 12/31/2012	930,225	$8.94	930,225	$21.2 million
Repurchased during the year ended 12/31/2013	906,285	$13.23	906,285	$109.2 million
1/1/2014 to 1/31/2014	0	$—	0	$109.2 million
2/1/2014 to 2/28/2014	0	$—	0	$109.2 million
3/1/2014 to 3/31/2014	0	$—	0	$109.2 million
4/1/2014 to 4/30/2014	0	$—	0	$109.2 million
5/1/2014 to 5/8/2014	0	$—	0	$109.2 million
Total	5,117,937	$7.97	5,117,937	$109.2 million
(1)	All shares purchased in open market transactions.
(2)	Average price paid per share excludes commissions.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit Index

Exhibit Number	Document

10.1	ICG 2014 Performance Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed March 4, 2014 (File No. 001-16249)).

10.2	Form of Performance Plan Restricted Share Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed March 4, 2014 (File No. 001-16249)).

10.3

Amendment 2014-1 to the Employment Agreement, dated as of February 28, 2014, by and between Internet Capital Group Operations, Inc. and Walter Buckley, III (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed March 4, 2014 (File No. 001-16249)).

10.4

Amendment 2014-1 to the Employment Agreement, dated as of February 28, 2014, by and between Internet Capital Group Operations, Inc. and Douglas A. Alexander (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed March 4, 2014 (File No. 001-16249)).

10.5

ICG Group, Inc. Fifth Amended and Restated 2005 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed March 4, 2014 (File No. 001-16249)).

10.6	Form of Executive Restricted Share Agreement (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K, filed March 4, 2014 (File No. 001-16249)).

10.7	Form of Employee Restricted Share Agreement. *

10.8	ICG Second Amended and Restated Non-Management Director Compensation Plan. *

11.1	Statement Regarding Computation of Per Share Earnings (included herein at Note 13 “Net Income (Loss) per Share” to the Consolidated Financial Statements).

31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002, as amended. *

31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002, as amended. *

32.1	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002, as amended. *

32.2	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002, as amended. *

101.0

The following financial information from the ICG Group, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements. *

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, ICG Group, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 8, 2014	ICG GROUP, INC.

	By:	/s/ R. KIRK MORGAN
	Name:	R. Kirk Morgan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)