Form 10-Q
period 2014-06-30
ICG GROUP, INC.
filed 2014-08-08
CIK 1085621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014.

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

The number of shares of the Company’s Common Stock, $0.001 par value per share, outstanding as of August 6, 2014 was 41,177,045 shares.

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

The public may read and copy any of the reports that are filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information that publicly-traded companies file electronically with the SEC.

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

—

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

—	in which our management takes a very active role in providing strategic direction and operational support; and
—	towards which we devote relatively large proportions of our personnel, financial capital and other resources.

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

As of the date of this Report, the following businesses are included in our vertical cloud (venture) segment:

CIML, LLC (“CIML”)

CIML owns mylist Corporation (“mylist”), a cloud-based publishing platform that allows manufacturers and retailers to share their products in a connected, contextual way among Facebook users. From May 2012 until February 20, 2013, CIML also owned Channel Intelligence, Inc. (“Channel Intelligence”); we consolidated CIML’s results with ours during that period. Since February 20, 2013, when Channel Intelligence was sold to Google Inc. (“Google”) and our equity ownership stake in CIML decreased as a result of the exercise of existing warrants and options, we have accounted for CIML under the equity method of accounting.

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

Item 1. Financial Statements

ICG GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Data)

	June 30,	December 31,
	2014	2013
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$309,546	$334,656
Restricted Cash	1,292	1,242
Accounts receivables, net of allowance ($235-2014 ; $200-2013)	12,606	11,300
Prepaid expenses and other current assets	5,403	5,907
Total current assets	328,847	353,105
Fixed assets, net of accumulated depreciation and amortization ($9,516-2014 ; $7,512-2013)	6,544	5,840
Goodwill	90,466	90,466
Intangible, net	54,175	58,755
Equity and cost method businesses	19,940	20,373
Other assets, net	1,454	1,179
Total assets	$501,426	$529,718
LIABILITIES
Current Liabilities
Current maturities of long-term debt	$-	$5,902
Accounts payable	4,898	2,970
Accrued expenses	3,895	5,176
Accrued compensation and benefits	6,145	8,732
Deferred revenue	24,414	21,830
Total current liabilities	39,352	44,610
Long-term debt	496	6,008
Deferred revenue	431	254
Other liabilities	1,329	1,726
Total liabilities	41,608	52,598
Redeemable noncontrolling interest (Note 4, "Consolidated Businesses")	4,668	3,442
EQUITY
ICG Group, Inc.’s Stockholders’ Equity
Preferred stock, $0.01 par value; 10,000 shares authorized, none issued or outstanding		-
Common stock, $0.001 par value; 2,000,000 shares authorized, 46,291 shares (2014) and 43,333 shares (2013) issued	46	43
Treasury stock, at cost, 5,118 shares (2014) and 5,118 shares (2013)	(40,998)	(40,998)
Additional paid-in capital	3,543,723	3,536,761
Accumulated deficit	(3,068,729)	(3,045,685)
Accumulated other comprehensive income	40	40
Total ICG Group, Inc.’s Stockholders’ Equity	434,082	450,161
Noncontrolling interests	21,068	23,517
Total equity	455,150	473,678
Total Liabilities, Redeemable noncontrolling interest and Equity	$501,426	$529,718

See accompanying Notes to Consolidated Financial Statements.

ICG GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue	$19,029	$13,476	$37,451	$25,450

Operating expenses
Cost of Revenue	5,519	4,123	10,418	8,321
Sales and marketing	9,585	6,541	18,116	12,223
General and administrative	12,915	7,220	22,924	16,023
Research and development	3,547	2,331	6,800	4,577
Amortization of intangibles assets	2,293	1,544	4,594	4,035
Impairment related and other	836	127	836	297
Total operating expenses	34,695	21,886	63,688	45,476
Operating income (loss)	(15,666)	(8,410)	(26,237)	(20,026)
Other income (loss), net	637	(46)	937	(110)
Interest income	146	56	232	87
Interest expense	(1,080)	(385)	(1,591)	(706)
Income (loss) before income taxes, equity loss and noncontrolling interest	(15,963)	(8,785)	(26,659)	(20,755)
Income tax (expense) benefit	599	(56)	505	(129)
Equity loss	(320)	(923)	(632)	(1,624)
Income (loss) from continuing operations	(15,684)	(9,764)	(26,786)	(22,508)
Income (loss) from discontinued operations, including gain on sale, net of tax	1,315	2,448	1,363	30,674
Net income (loss)	(14,369)	(7,316)	(25,423)	8,166
Less: Net income (loss) attributable to the noncontrolling interest	(1,475)	(458)	(2,379)	(4,044)
Net income (loss) attributable to ICG Group, Inc	$(12,894)	$(6,858)	$(23,044)	$12,210

Amounts attributable to ICG Group, Inc.:
Net income (loss) from continuing operations	$(14,209)	$(9,025)	$(24,407)	$(20,451)
Net income (loss) from discontinued operations	1,315	2,167	1,363	32,661
Net income (loss)	$(12,894)	$(6,858)	$(23,044)	$12,210

Basic income (loss) per share attributable to ICG Group, Inc.:
Income (loss) from continuing operations	$(0.38)	$(0.25)	$(0.66)	$(0.56)
Income (loss) from discontinued operations	0.03	0.06	0.04	0.89
Net income (loss)	$(0.35)	$(0.19)	$(0.62)	$0.33
Shares used in computation of basic income (loss) per share	$37,313	$36,468	$37,205	$36,590

Diluted income (loss) per share attributable to ICG Group, Inc.:
Income (loss) from continuing operations	$(0.38)	$(0.25)	$(0.66)	$(0.56)
Income (loss) from discontinued operations	0.03	0.06	0.04	0.89
Net income (loss)	$(0.35)	$(0.19)	$(0.62)	$0.33
Shares used in computation of diluted income (loss) per share	$37,313	$36,468	$37,205	$36,590

Net income (loss)	$(14,369)	$(7,316)	$(25,423)	$8,166

Other comprehensive income
Unrealized holding gain (loss) in marketable securities	-	132	-	23
Reclassified adjustments/realized net (gains) loss on marketable securities	-	(23)	-	(23)
Other accumulated other comprehensive income (loss)	-	(55)	-	50
Comprehensive income (loss)	(14,369)	(7,262)	(25,423)	8,216
Less: Comprehensive income (loss) attributable to noncontrolling interests	(1,475)	(512)	(2,379)	(3,993)
Comprehensive income (loss) attributable to ICG Group, Inc	$(12,894)	$(6,750)	$(23,044)	$12,209

See accompanying Notes to Consolidated Financial Statements.

ICG GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In Thousands)

(Unaudited)

	ICG Group, Inc. Stockholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (AOCI)	Non-controlling Interest	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2012	42,155	$42	(4,211)	$(28,973)	$3,549,533	$(3,254,744)	$40	$73,134	$339,032
Equity-based compensation expense related to stock appreciation rights (SARs) and stock options	—	—	—	—	1,202	—	—	—	1,202
Equity-based compensation related to deferred stock units (DSUs)	—	—	—	—	186	—	—	—	186
Equity-based compensation related to restricted stock (RS)	—	—	—	—	2,426	—	—	—	2,426
Issuance of DSUs	45	—	—	—	166	—	—	—	166
Issuance of RS, net of forfeitures and surrenders	132	—	—	—	(297)	—	—	—	(297)
Exercise of SARs and stock options, net of surrenders	44	—	—	—	(267)	—	—	—	(267)
Impact of redeemable noncontrolling interest accretion	—	—	—	—	(570)	—	—	—	(570)
Impact of sale of consolidated subsidiaries	—	—	—	—	—	—	—	(28,144)	(28,144)
Impact of subsidiary equity transactions	—	—	—	—	1,477	—	—	49	1,526
Repurchase of ICGE Common Stock	—	—	(642)	(7,436)	—	—	—	—	(7,436)
Noncontrolling owners share of AOCI of consolidated subsidiaries	—	—	—	—	—	—	50	(50)	—
Net income (loss)	—	—	—	—	—	12,210	—	(3,942)	8,268
Balance as of June 30, 2013	42,376	$42	(4,853)	$(36,409)	$3,554,678	$(3,242,534)	$90	$41,047	$316,914

See accompanying Notes to Consolidated Financial Statements.

ICG GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY – (CONTINUED)

(In Thousands)

(Unaudited)

	ICG Group, Inc. Stockholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (AOCI)	Non-controlling Interest	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2013	43,333	$43	(5,118)	$(40,998)	$3,536,761	$(3,045,685)	$40	$23,517	$473,678
Equity-based compensation expense related to stock appreciation rights (SARs) and stock options	—	—	—	—	451	—	—	—	451
Equity-based compensation related to deferred stock units (DSUs)	—	—	—	—	246	—	—	—	246
Equity-based compensation related to restricted stock (RS)	—	—	—	—	9,561	—	—	—	9,561
Issuance of DSUs	32	—	—	—	179	—	—	—	179
Issuance of RS, net of forfeitures and surrenders	2,797	3	—	—	(1,402)	—	—	—	(1,399)
Exercise of SARs and stock options, net of surrenders	129	—	—	—	(1,348)	—	—	—	(1,348)
Impact of redeemable noncontrolling interest accretion	—	—	—	—	(1,379)	—	—	—	(1,379)
Impact of subsidiary equity transactions	—	—	—	—	654	—	—	(56)	598
Net income (loss)	—	—	—	—	—	(23,044)	—	(2,393)	(25,437)
Balance as of June 30, 2014	46,291	$46	(5,118)	$(40,998)	$3,543,723	$(3,068,729)	$40	$21,068	$455,150

See accompanying Notes to Consolidated Financial Statements.

ICG GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2014	2013
OPERATING ACTIVITIES - continuing operations
Net income (loss)	$(25,423)	$8,166
(Income) loss from discontinued operations, including gain on sale, net of tax	(1,363)	(30,674)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	6,196	5,934
Equity-based compensation	10,615	4,159
Impairment related and other	836	297
Other (income) loss	(937)	110
Equity loss	632	1,624
Deferred income taxes	(800)	(699)
Changes in operating assets and liabilities - net of acquisitions:
Accounts receivable, net	(1,306)	(2,294)
Prepaid expenses and other assets	229	(439)
Accounts payable	1,928	(1,623)
Accrued expenses	(2,660)	774
Accrued compensation and benefits	(2,587)	(589)
Deferred revenue	2,761	1,904
Other liabilities	(385)	(1,500)
Cash flows provided by (used in) operating activities	(12,264)	(14,850)
INVESTING ACTIVITIES - continuing operations
Capital expenditures, net	(2,303)	(754)
Change in restricted cash	(50)	31
Proceeds from sales/distributions of ownership interests	3,037	73,469
Proceeds from marketable securities	-	760
Ownership acquisition, net of cash acquired	(198)	(4,286)
Cash flows provided by (used in) investing activities	486	69,220
FINANCING ACTIVITIES – continuing operations
Acquisition of noncontrolling interest in subsidiary equity	-	(1,403)
Borrowings of long-term debt	-	4,400
Repayment of long-term debt and capital lease obligations	(12,032)	(541)
Purchase of treasury stock	-	(7,436)
Tax withholdings related to equity-based awards	(1,348)	(267)
Other financing activities	-	(79)
Cash flows provided by (used in) financing activities	(13,380)	(5,326)
Effect of exchange rate on cash flows and cash equivalents
Discontinued Operations
Cash flows provided by (used in) operating activities	48	127
Cash flows provided by (used in) investing activities	-	(1,908)
Cash flows provided by (used in) financing activities	-	(3,664)
Net increase (decrease) in cash and cash equivalents from discontinued operations	48	(5,445)
Net increase (decrease) in cash and cash equivalents	(25,110)	43,599
Cash and cash equivalents at beginning of period	334,656	45,435
Cash and cash equivalents at end of period	309,546	89,034
Less: Cash and cash equivalents - discontinued operations	-	18,625
Cash and cash equivalents - continuing operations	$309,546	$70,409

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

ICG’s Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013 include the financial position of the following majority-owned subsidiaries:

As of:
June 30, 2014	December 31, 2013
Bolt	Bolt
GovDelivery	GovDelivery
MSDSonline	MSDSonline
QC Holdings (1)	QC Holdings (1)

ICG’s Consolidated Statements of Operations and Comprehensive Income (Loss) (its “Consolidated Statements of Operations”) for the three and six months ended June 30, 2014 and 2013 included the results of the following majority-owned subsidiaries:

Three Months Ended June 30,		Six Months Ended June 30,
2014	2013	2014	2013
Bolt	Bolt	Bolt	Bolt
GovDelivery	GovDelivery	GovDelivery	GovDelivery
MSDSonline	MSDSonline	MSDSonline	MSDSonline
QC Holdings (1)	CIML (2)	QC Holdings (1)	CIML (2)

(1)

QC Holdings, Inc. (f/k/a WhiteFence, Inc. (“WhiteFence”)) (“QC Holdings”) is the entity that holds the remaining assets of WhiteFence following the sale of substantially all of WhiteFence’s assets to Allconnect, Inc. (“Allconnect”) on October 28, 2013.  The $2.7 million of net assets of QC Holdings consist primarily of a receivable related to a deferred payment from the Allconnect transaction and the legal rights to a patent.

(2)

CIML was a consolidated company from July 11, 2012, when ICG increased its ownership in that company to 52%, until February 20, 2013, when ICG’s equity ownership interest in CIML was reduced to 38% as a result of the exercise of existing warrants and options in conjunction with the sale of Channel Intelligence to Google. As a result of that sale, Channel Intelligence is presented as discontinued operations in the Consolidated Financial Statements for the relevant periods and is not included in the table above; CIML (excluding Channel Intelligence) continues to be included in continuing operations in ICG’s Consolidated Financial Statements for the period for which it was consolidated.

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

Consolidation Method. Businesses in which (1) ICG directly or indirectly owns more than 50% of the outstanding voting securities, and (2) other stockholders do not possess the right to affect significant management decisions are generally accounted for under the consolidation method of accounting. Participation of other stockholders in the net assets and in the earnings or losses of a consolidated subsidiary is reflected in the line items “Noncontrolling interests” in ICG’s Consolidated Balance Sheets and “Net income (loss) attributable to the noncontrolling interest” in ICG’s Consolidated Statements of Operations. Noncontrolling interest adjusts ICG’s consolidated results of operations to reflect only ICG’s share of the earnings or losses of the consolidated subsidiary.

Any changes in ICG’s ownership interest in a consolidated subsidiary, through additional equity issuances (whether to ICG or otherwise) by the consolidated subsidiary or through ICG acquiring equity interests from existing shareholders, in which ICG maintains control is recognized as an equity transaction, with appropriate adjustments to both ICG’s additional paid-in capital and the corresponding noncontrolling interests. The difference between the carrying amount of ICG’s ownership interest in the company and the underlying net book value of the company after the issuance of stock by the company is reflected as an equity transaction in ICG’s Consolidated Statements of Changes in Equity.

An increase in ICG’s ownership interest in a business accounted for under the equity or cost method of accounting in which ICG obtains a controlling financial interest is accounted for as a step acquisition, with an allocation of the purchase price to the fair value of the net assets acquired. In addition, ICG remeasures its previously held ownership interest in a business that was previously not consolidated at the acquisition date fair value; any gain or loss resulting from such a remeasurement is recognized in ICG’s Consolidated Statements of Operations at the time of the remeasurement. ICG begins to include the financial position and operating results of the newly-consolidated subsidiary in its Consolidated Financial Statements from the date ICG obtains the controlling financial interest in that subsidiary. If control is lost, any retained interest is measured at fair value, and a gain or loss is recognized in ICG’s Consolidated Statements of Operations at that time. In addition, to the extent ICG maintains a smaller equity ownership, the accounting method used for that business is adjusted to the equity or cost method of accounting, as appropriate, for subsequent periods.

Equity Method. Businesses that are not consolidated, but over which ICG exercises significant influence, are accounted for under the equity method of accounting and are referred to in the Notes to Consolidated Financial Statements as “equity method businesses.” The determination as to whether or not ICG exercises significant influence with respect to a business depends on an evaluation of several factors, including, among others, representation on the company’s board of directors and equity ownership level, which is generally between a 20% and a 50% interest in the voting securities of an equity method business, as well as voting rights associated with ICG’s holdings in common stock, preferred stock and other securities in that company. ICG’s share of the earnings and/or losses of the company, as well as any adjustments resulting from prior period finalizations of equity income/losses, are reflected in the line item “Equity loss” in ICG’s Consolidated Statements of Operations.

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

Cost Method. Businesses not accounted for under either the consolidation method or equity method of accounting are accounted for under the cost method of accounting and are referred to in these Notes to Consolidated Financial Statements as “cost method businesses.” ICG’s share of the earnings and/or losses of cost method businesses is not included in ICG’s Consolidated Statement of Operations. However, impairment charges related to cost method businesses are recognized in ICG’s Consolidated Statements of Operations. If circumstances suggest that the value of a cost method business with respect to which an impairment charge has been made has subsequently recovered, that recovery is not recorded. The carrying values of ICG’s cost method businesses are reflected in the line item “Equity and cost method businesses” in ICG’s Consolidated Balance Sheets.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. Those estimates include evaluation of ICG’s convertible debt and equity holdings in businesses, holdings in marketable securities, asset impairment, revenue recognition, income taxes and commitments and contingencies. Management’s estimates and assumptions are based on its best judgments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, such as the current economic environment, that management believes to be reasonable under the circumstances and adjusts its estimates and assumptions when facts and circumstances dictate that it is necessary or appropriate to do so. It is reasonably possible that ICG’s accounting estimates with respect to the ultimate recoverability of ICG’s ownership interests in convertible debt and equity holdings, goodwill and the useful lives of intangible assets could change in the near term and that the effect of such changes on ICG’s consolidated financial statements could be material. Management believes the recorded amounts of goodwill, intangible assets, equity method businesses and cost method businesses were not impaired as of June 30, 2014.

Goodwill, Intangible Assets, Equity Method Businesses and Cost Method Businesses

ICG evaluates its carrying value in equity method businesses and cost method businesses continuously to determine whether an other-than-temporary decline in the fair value of any such business exists and should be recognized. In order to make that determination, ICG considers each such business’ achievement of its business plan objectives and milestones, the fair value of its ownership interest in each such business (which, in the case of any company listed on a public stock exchange, is the quoted stock price of the relevant ownership interest), the financial condition and prospects of each such business, and other relevant factors. The business plan objectives and milestones ICG considers include, among others, those related to financial performance, such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature, such as obtaining key business partnerships or the hiring of key employees. Impairment charges are determined by comparing ICG’s carrying value of a business with the business’ estimated fair value. Fair value is determined by using a combination of estimating the cash flows related to the relevant business, including estimated proceeds on disposition, and an analysis of market price multiples of companies engaged in lines of business similar to the business being evaluated. ICG concluded that the carrying value of its equity method businesses and cost method businesses was not impaired as of June 30, 2014 and December 31, 2013.

ICG tests goodwill for impairment annually during the fourth quarter of each year, or more frequently as conditions warrant, and tests intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. ICG concluded that its goodwill and intangible assets were not impaired as of June 30, 2014 and December 31, 2013.

Revenue Recognition

During the three and six months ended June 30, 2014 and 2013, ICG’s consolidated revenue was primarily attributable to Bolt, GovDelivery and MSDSonline.

Bolt generates revenue from (1) software licenses, (2) maintenance and support services, (3) professional service fees, (4) insurance commissions and (5) subscription fees. Bolt’s software license revenue (a) derives from licenses of its software products directly to end users and is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, no significant obligations with regard to implementation remain, the fee is fixed or determinable and collectability is probable and (b) is recognized ratably over the applicable contract term. Bolt’s maintenance and customer support fees are recognized ratably over the life of maintenance and support contracts, which is typically one year. Bolt’s professional service fees revenue relates to professional services for software licenses that require significant customization, integration and installation; that revenue is recognized ratably over the applicable contract term. Bolt’s commissions on the premiums from sales of insurance policies are recognized when Bolt has sufficient information to determine the amount that is owed, it is probable that the economic benefits associated with the transaction will flow to Bolt, and the costs incurred, or to be incurred, with respect to the transaction can be accurately measured. Finally, Bolt recognizes subscription fee revenue over the subscription period, which is generally one month.

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

Escrow Information

When an interest in one of ICG’s businesses is sold, a portion of the proceeds may be held in escrow primarily to satisfy purchase price adjustments and/or indemnity claims. ICG records gains on escrowed proceeds at the time ICG is entitled to receive those proceeds, the amount is fixed or determinable and realization is assured. As of June 30, 2014, $25.1 million related to ICG’s potential proceeds from sales of former businesses remained in escrow to satisfy potential or unresolved indemnification claims. The escrowed amounts are scheduled to be released at various dates over the next two years, subject to pending and potential indemnity claims pursuant to the terms of the specific sales agreements. On January 15, 2014, the final escrowed proceeds related to the sale of StarCite, Inc. (“StarCite”) were released. See Note 11, “Other Income (Loss).” On May 30, 2014, the escrowed proceeds related to the sale of Investor Force were received by ICG. See Note 5, “Discontinued Operations.”

Concentration of Customer Base and Credit Risk

For both the three and six month periods ended June 30, 2014 and 2013, none of the customers of ICG’s consolidated businesses represented more than 10% of ICG’s consolidated revenue.

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

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (FASB) issued guidance regarding share-based compensation. The new guidance clarified that share-based compensation performance targets that could be achieved after the requisite service period should be treated as a performance condition that affects vesting, rather than a condition that affects the grant-date fair value of the award. This guidance will be effective for ICG beginning on January 1, 2016. ICG does not expect this guidance to have a significant impact on the Consolidated Financial Statements.

In May 2014, the FASB issued revenue recognition guidance that provides a single, comprehensive revenue recognition model for all contracts with customers. Under the new guidance, an entity will recognize revenue based on amounts the entity expects to be entitled in exchange for the transfer of goods or services. The new guidance also includes enhanced disclosure requirements. This guidance, which will be applied either retrospectively or as a cumulative-effect adjustment as of the date of adoption, will be effective for ICG beginning on January 1, 2017. ICG is in the process of evaluating the adoption alternatives and impact that this new guidance will have on the Consolidated Financial Statements.

In April 2014, the FASB issued accounting guidance on reporting discontinued operations. The new guidance changes the criteria for determining the disposals that qualify as discontinued operations and expands related disclosure requirements. Under the new guidance, a disposal is required to be reported as discontinued operations if the disposal represents a strategic shift that will have a major effect on an entity’s operations and financial results. This guidance, which will be applied prospectively, will be effective for ICG for new disposals and disposal groups classified as held for sale beginning on January 1, 2015.  ICG does not expect this guidance to have a significant impact on the Consolidated Financial Statements.

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

3. Goodwill and Intangible Assets

Goodwill

The following table summarizes the activity related to ICG’s goodwill (in thousands):

	Gross Carrying	Accumulated	Net Carrying
	Amount	Impairment	Amount
		Losses
Goodwill as of December 31, 2013	$90,770	$(304)	$90,466
Change in goodwill during the six months ended June 30, 2014	-	-	-
Goodwill as of June 30, 2014	$90,770	$(304)	$90,466

As of June 30, 2014 and December 31, 2013, all of ICG’s goodwill was allocated to its consolidated businesses.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

Intangible Assets

The following table summarizes ICG’s intangible assets from continuing operations (in thousands):

		As of June 30, 2014
		Gross Carrying	Accumulated	Net Carrying
Intangible Assets	Useful Life	Amount	Amortization	Amount
Customer relationships	1-11 years	$45,597	$(11,845)	$33,752
Trademarks/trade names	3-11 years	15,813	(3,187)	12,626
Technology	5-10 years	9,527	(3,028)	6,499
Non-compete agreements	2-5 years	3,666	(2,768)	898
Other intellectual property (1)	2 years	400	-	400
		$75,003	$(20,828)	$54,175

(1) ICG currently estimates the residual value of this asset to be $0.4 million.

		As of December 31, 2013
		Gross Carrying	Accumulated	Net Carrying
Intangible Assets	Useful Life	Amount	Amortization	Amount
Customer relationships	1-11 years	$45,601	$(9,546)	$36,055
Trademarks/trade names	3-11 years	15,813	(2,373)	13,440
Technology	5-10 years	9,527	(2,161)	7,366
Non-compete agreements	2-5 years	3,666	(2,172)	1,494
		74,607	(16,252)	58,355
Other intellectual property	Indefinite	400	-	400
		$75,007	$(16,252)	$58,755

Amortization expense for intangible assets during the three and six month periods ended June 30, 2014 was $2.3 million and $4.6 million, respectively. Amortization expense for intangible assets during the three and six month periods ended June 30, 2013 was $1.5 million and $4.0 million, respectively. ICG amortizes intangible assets using the straight line method.

Remaining estimated amortization expense for the respective years set forth below is as follows (in thousands):

2014 (remaining six months)	$4,579
2015	8,254
2016	7,844
2017	7,426
2018	6,168
Thereafter	19,504
Remaining amortization expense	$53,775

Impairment

ICG conducts its annual impairment testing in the fourth quarter of each year or more frequently as conditions warrant. There were no impairment charges related to goodwill or intangible assets associated with ICG’s consolidated subsidiaries during the three and six-month periods ended June 30, 2014 and 2013.

4. Consolidated Businesses

Acquisitions

On August 9, 2013, Bolt acquired Superior Access Insurance Services, Inc. (“Superior Access”) for $8.7 million in cash. Bolt has estimated the allocation of purchase price to the acquired tangible and identifiable intangible assets and liabilities based upon their respective estimated fair values at the date of acquisition.

Subsequent to June 30, 2014, MSDSonline acquired Knowledge Management Innovations, LTD for $10.0 million in cash, subject to working capital adjustments and a potential earnout. MSDSonline will allocate the purchase price to the acquired tangible and identifiable intangible assets and liabilities based upon their respective fair values at the date of acquisition, which it expects to finalize by December 31, 2014.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The allocations of the purchase price related to the acquisition of Superior Access to identified intangible assets and tangible assets and liabilities are as follows (in thousands):

Superior Access
Net assets acquired:
Goodwill	$2,654
Customer lists (5-11 year life)	4,000
Trademarks, trade names and domain names (5-11 year life)	1,100
Technology (5 year life)	1,300
Non-compete agreements (3 year life)	-
Other net assets (liabilities)	(343)
$8,711

Redeemable Noncontrolling Interest

Certain GovDelivery stockholders have the ability to require GovDelivery to redeem their shares in 2015 and 2016 based on a fair value determination.  Additionally, certain MSDSonline stockholders have the ability to require MSDSonline to redeem their shares in 2015, 2016 and 2017 based on a fair value determination. Because those redemptions are outside the control of those respective businesses, ICG has classified this noncontrolling interest outside of equity and will accrete to its estimated redemption value with an offset to additional paid-in capital. This noncontrolling interest is classified as “Redeemable noncontrolling interest” in ICG’s Consolidated Balance Sheets.

The following is a reconciliation of the activity related to ICG’s redeemable noncontrolling interest during the six months ended June 30, 2014 and 2013 (in thousands):

Balance at December 31, 2012	$3,383
Redeemable noncontrolling interest portion of subsidiary net income/(loss)	(102)
Accretion to estimated redemption value	570
Balance at June 30, 2013	$3,851

Balance at December 31, 2013	$3,442
Redeemable noncontrolling interest portion of subsidiary net income/(loss)	14
Accretion to estimated redemption value	1,379
Impact of subsidiary equity transactions	(167)
Balance at June 30, 2014	$4,668

Other Consolidated Businesses Transactions

From time to time, ICG acquires additional equity ownership interests in its consolidated businesses. Purchasing equity ownership interests from a consolidated business’ existing shareholders results in an increase in ICG’s controlling interest in that business and a corresponding decrease in the noncontrolling interest ownership. Those transactions are accounted for as a decrease to “Noncontrolling interests” and a decrease to “Additional paid-in capital” in ICG’s Consolidated Balance Sheets for the relevant period. ICG may also acquire additional equity ownership interests in its consolidated businesses, either from existing holders or as a result of share issuances by one or more of those businesses, and ICG’s equity ownership interests may be diluted by any such share issuances to other parties. An issuance of equity securities by a consolidated business that results in a decrease in ICG’s equity ownership interests is accounted for in accordance with the policy for “Principles of Accounting for Ownership Interests” described in Note 2, “Significant Accounting Policies.” Other changes to ICG’s equity ownership interests in its consolidated businesses, as well as equity-based compensation award activity at those businesses, also result in adjustments to “Additional paid-in capital” and “Noncontrolling interests” in ICG’s Consolidated Balance Sheets. The impact of any equity-related transactions at ICG’s consolidated businesses is included in the line item “Impact of subsidiary equity transactions” in ICG’s Consolidated Statements of Changes in Equity. The impact of these changes to the noncontrolling interest are also included in the line item “Impact of subsidiary equity transactions” in ICG’s Consolidated Statements of Changes in Equity for the relevant period. These amounts primarily relate to ICG’s acquisition of additional equity ownership interests in our consolidated businesses from noncontrolling interests.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

Pro Forma Information

The information in the following table represents revenue, net income (loss) from continuing operations attributable to ICG Group, Inc. and net income (loss) from continuing operations per diluted share attributable to ICG Group, Inc. for the relevant periods, had Bolt owned Superior Access in the three- and six- month periods ended June 30, 2013 (in thousands, except per share data).

	Three Months Ended June 30,	Six Months Ended June 30,
	2013	2013

Revenue	$16,266	$31,030
Net income (loss) from continuing operations attributable to ICG Group, Inc.	$(8,993)	$(20,387)
Net income (loss) from continuing operations per diluted share attributable to ICG Group, Inc.	$(0.25)	$(0.56)

5. Discontinued Operations

During the year ended December 31, 2013, three of ICG’s consolidated subsidiaries, InvestorForce, Channel Intelligence and Procurian, were sold.

On January 29, 2013, InvestorForce was sold to MSCI Inc. (“MSCI”) for $23.6 million in cash. ICG’s proceeds from the sale were $20.8 million, a portion of which were being held in escrow and is subject to potential indemnification claims. ICG recorded a gain of $15.7 million related to the transaction during the six months ended June 30, 2013; that gain is included in the line item “Income (loss) from discontinued operations, including gain on sale, net of tax” in ICG’s Consolidated Statements of Operations for the six months ended June 30, 2013. During the three months ended June 30, 2014, ICG recognized a gain of $2.1 million related to the release of escrowed proceeds from the sale of InvestorForce. That gain is included in the line item “Income (loss) from discontinued operations, including gain on sale, net of tax” in ICG’s Consolidated Statements of Operations for the three and six months ended June 30, 2014.

On February 20, 2013, Channel Intelligence was sold to Google for $125.0 million in cash. ICG realized $60.5 million in the transaction, a portion of which is being held in escrow and is subject to potential indemnification claims. ICG recorded a gain of $17.8 million related to the transaction; that gain is included in the line item “Income (loss) from discontinued operations, including gain on sale, net of tax” in ICG’s Consolidated Statements of Operations for the six months ended June 30, 2013.

On December 4, 2013, Procurian was sold to an affiliate of Accenture plc (“Accenture”) for $375.0 million in cash. ICG realized $327.8 million in the transaction, a portion of which is being held in escrow and is subject to potential indemnification claims. ICG recorded a gain of $224.9 million related to the transaction during the fourth quarter of 2013.

During the six months ended June 30, 2014, ICG received a working capital adjustment related to the sale of Procurian to an affiliate of Accenture in December 2013.  ICG recognized a gain of less than $0.1 million, representing the amount of cash received, which is included in the line item “Income (loss) from discontinued operations, including gain on sale, net of tax”  in ICG’s Consolidated Statements of Operations for the six months ended June 30, 2014.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

InvestorForce, Channel Intelligence and Procurian have been accounted for as discontinued operations. The results of operations and cash flows of these businesses have been reclassified from the results of continuing operations and are shown separately in ICG’s Consolidated Statements of Operations and ICG’s Consolidated Statements of Cash Flows for all relevant periods presented. The assets and liabilities of these discontinued operations have been reclassified and are reflected in the line items “Assets of discontinued operations” and “Liabilities of discontinued operations” in ICG’s Consolidated Balance Sheets as of June 30, 2013. Consistent with ICG’s policy election, ICG’s proceeds from the InvestorForce and Channel Intelligence transactions are reflected in cash flows provided by investing activities from continuing operations in ICG’s Consolidated Statement of Cash Flows for the three and six months ended June 30, 2013. The results of ICG’s discontinued operations are summarized below (in millions):

	InvestorForce	Channel Intelligence	Procurian
Three months ended June 30, 2013
Revenue (through date of respective sale)	$-	$-	$35.2
ICG’s share of net income (loss) (through date of respective sale)	$-	$-	$1.7

	InvestorForce	Channel Intelligence	Procurian
Six months ended June 30, 2013
Revenue (through date of respective sale)	$0.8	$3.1	$69.5
ICG’s share of net income (loss) (through date of respective sale)	$(0.5)	$(2.9)	$2.4

Income tax benefit of $0.4 million and $0.2 million is included in the line item “Income (loss) from discontinued operations, including gain on sale, net of tax” in ICG’s Consolidated Statements of Operations for the three and six months ended June 30, 2013, respectively.

6. Equity and Cost Method Businesses

Equity Method Businesses

The following unaudited summarized financial information relates to ICG’s businesses accounted for under the equity method of accounting as of June 30, 2014 and December 31, 2013. This aggregate information has been compiled from the financial statements of those businesses.

Balance Sheets (Unaudited)

	June 30,	December 31,
	2014 (1)	2013 (1)
	(in thousands)

Cash and cash equivalents	$3,308	$5,909
Other current assets	1,186	2,002
Non-current assets	292	399
Total assets	$4,786	$8,310

Current liabilities	$3,233	$11,085
Non-current liabilities	4,802	65
Long-term debt	903	-
Stockholders' deficit	(4,152)	(2,840)
Total liabilities and stockholders' deficit	$4,786	$8,310

Total carrying value	$342	$775

(1)	Includes (ICG voting ownership): Acquirgy, Inc. (“Acquirgy”) (25%) and CIML (38%).

As of June 30, 2014, ICG’s aggregate carrying value in its equity method businesses exceeded ICG’s share of the net assets of those businesses by $1.0 million. Of this excess, $0.4 million is allocated to goodwill, which is not amortized, and $0.6 million is allocated

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

to intangibles, which are generally being amortized over five years. As of December 31, 2013, this excess was $1.3 million, $0.6 million of which was allocated to goodwill, and $0.7 million of which was allocated to intangibles. Amortization expense associated with those intangibles for the three and six months ended June 30, 2014 was less than $0.1 million and $0.1 million, respectively. Amortization expense associated with those intangibles for each of the three and six months ended June 30, 2013 was less than $0.1 million. That amortization expense is included in the table below in the line item “Amortization of intangible assets” and is included in the line item “Equity loss” in ICG’s Consolidated Statements of Operations.

Results of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014 (1)	2013 (2)	2014 (1)	2013 (2)
	(in thousands)		(in thousands)
Revenue	$3,254	$12,490	$5,808	$25,595

Net income (loss)	$(197)	$(2,976)	$(638)	$(5,114)

Equity income (loss) excluding impairments and
amortization of intangible assets	$(272)	$(875)	$(536)	$(1,555)
Amortization of intangible assets	(48)	(48)	(96)	(69)
Total equity income (loss)	$(320)	$(923)	$(632)	$(1,624)

(1)	Includes Acquirgy and CIML.
(2)	Includes Acquirgy, CIML (from February 20, 2013, the date of deconsolidation), Freeborders, Inc. (“Freeborders”) and WhiteFence.

Cost Method Businesses

ICG’s carrying value of its holdings in cost method businesses was $19.6 million as of both June 30, 2014 and December 31, 2013. Those amounts are reflected in the line item “Equity and cost method businesses” in ICG’s Consolidated Balance Sheets as of the relevant dates.

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

Impairments

ICG performs ongoing business reviews of its equity and cost method businesses to determine whether ICG’s carrying value in those businesses is impaired. ICG determined its carrying value in its equity and cost method businesses was not impaired during the three and six months ended June 30, 2014 and the year ended December 31, 2013.

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

The fair value hierarchy of ICG’s financial assets measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 was as follows (in thousands):

		Valuation
	Asset (liability) at	Technique
	June 30, 2014	(Approach)	Level 1	Level 2	Level 3

Cash equivalents (money market accounts and
commercial paper investments)	$304,046	Market	$304,046	$-	$-
	$304,046		$304,046	$-	$-

		Valuation
	Asset (liability) at	Technique
	December 31, 2013	(Approach)	Level 1	Level 2	Level 3

Cash equivalents (money market accounts)	$325,652	Market	$325,652	$-	$-
	$325,652		$325,652	$-	$-

8. Debt

Long-Term Debt

ICG’s long-term debt as of June 30, 2014 and December 31, 2013 consisted of the following:

		As of
	Interest	June 30,	December 31,
	Rates	2014	2013
		(in thousands)

Term loans and lines of credit	8.00%	$496	$11,910
Current maturities		-	(5,902)
Long-term debt		$496	$6,008

ICG’s long-term debt as of June 30, 2014, of $0.5 million, matures in 2015.

Loan and Credit Agreements

On April 13, 2011, Bolt entered into an agreement with Horizon Technology Finance Corporation (“Horizon”) that provided for a loan in the amount of $5.0 million. That loan was subject to an interest rate of 11.75% and initially matured on November 1, 2014. On October 26, 2012, Bolt entered into an additional agreement with Horizon that provided for the repayment of the original $5.0 million loan and the issuance of two new loans of $5.0 million each, both subject to a stated interest rate of 11.65%. Principal and interest payments related to the two loans were payable monthly (interest only payments were payable monthly for the first twelve months). Both loans were secured by Bolt’s assets, matured on May 1, 2016, and were subject to prepayment penalties. In June 2014, those loans were repaid, including the prepayment penalties and financing charges.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

On August 9, 2013, Bolt entered into certain loan agreements with Neurone II Investments G.P. Ltd. (“Neurone”). Those agreements provide for a term loan of $0.5 million that is subject to an interest rate of 8.0% and matures on August 9, 2014 with options to extend the maturity date to August 9, 2015. The loan has a fair value as of both June 30, 2014 and December 31, 2013 of $0.5 million. As of both June 30, 2014 and December 31, 2013, $0.5 million is outstanding under the term loan, which is included in the line item “Term loans and lines of credit” in the table above.

On November 30, 2012, GovDelivery entered into loan agreements with Venture Bank that provided for a $2.0 million revolving credit facility that matured on November 30, 2013, and a $2.5 million term loan that was set to mature on November 30, 2017, in order to fund GovDelivery’s 2013 initiatives of replacing existing equipment and expanding the company’s data centers. Both the revolving credit facility and the term loan were secured by GovDelivery’s assets. Each of the line of credit and the term loan was subject to a base interest rate equal to the prime rate plus 2.0% but in no case less than 5.5%. There was no amount outstanding under the line of credit as of December 31, 2013, and $2.2 million was outstanding under the term loan as of December 31, 2013. The term loan had a fair value as of December 31, 2013 of $2.2 million. The amounts outstanding for the 2013 period are included in the line item “Term loans and lines of credit” in the table above. In January 2014, the term loan was repaid; accordingly, the $2.2 million outstanding balance as of December 31, 2013 was included in the line item “Current maturities of long term debt” in ICG’s Consolidated Balance Sheets as of December 31, 2013. There was no prepayment penalties incurred upon the repayment of that debt.

9. Treasury Stock

ICG has been authorized, pursuant to a share repurchase program, to repurchase, from time to time, shares of Common Stock in the open market, in privately negotiated transactions or pursuant to trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act. The program was adopted in 2008 and was most recently expanded in 2013 to allow for the repurchase of up to $150.0 million of shares of our Common Stock. ICG did not repurchase any shares of our Common Stock during the three and six months ended June 30, 2014.  During the three and six months ended June 30, 2013, ICG repurchased 480,100 shares and 641,300 shares, respectively, of its Common Stock at an average stock price of $11.04 per share and $11.56 per share, respectively. Since commencement of the program, ICG has repurchased a total of 5,117,937 shares of Common Stock at an average purchase price of $7.97 per share. As of the date of this Report, ICG may repurchase an additional $109.2 million of its Common Stock under the program. All repurchases are reflected in the line item “Treasury stock, at cost” as a reduction of Stockholders’ Equity in ICG’s Consolidated Balance Sheets in the relevant periods.

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

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

Equity-Based Compensation (in thousands, except weighted average years):

	Three Months Ended June 30,		Six Months Ended June 30,		Unrecognized Equity-Based Compensation as of	Weighted Average Years Remaining of Equity-Based Compensation as of
	2014	2013	2014	2013	June 30, 2014	June 30, 2014
SARs	$201	$601	$451	$1,202	$887	1.62
Restricted Stock	6,268	1,237	9,561	2,426	49,926	1.8
DSUs	99	96	245	186	215	0.5
	6,568	1,934	10,257	3,814	51,028
Equity-Based Compensation for Consolidated Businesses	171	162	358	345	1,227	1.81
Total Equity-Based Compensation	$6,739	$2,096	$10,615	$4,159	$52,255

SARs

Each SAR represents the right of the holder to receive, upon exercise of that SAR, shares of ICG Common Stock equal to the amount by which the fair market value of a share of that Common Stock on the date of exercise of the SAR exceeds the base price of the SAR. The base price is determined by the NASDAQ closing price of ICG’s Common Stock on the date of grant (or the closing price on the next trading day if there are no trades in ICG’s Common Stock on the date of grant). The fair value of each SAR is estimated on the grant date using the Black-Scholes option-pricing model. SARs generally vest over four years, with 25% vesting on the first anniversary of the grant date, and the remaining 75% vesting ratably each month over the subsequent 36 months.

Activity with respect to SARs during the three and six months ended June 30, 2014 and 2013 was as follows:

	Three Months Ended June 30,
	2014			2013
	Number of SARs	Weighted Average Base Price	Weighted Average Fair Value	Number of SARs	Weighted Average Base Price	Weighted Average Fair Value
Granted	-	$-	$-	-	$-	$-
Exercised (1)	24,352	$9.56	$4.92	28,864	$7.40	$4.44
Forfeited	-	$-	$-	5,346	$9.95	$5.39

	Six Months Ended June 30,
	2014			2013
	Number of SARs	Weighted Average Base Price	Weighted Average Fair Value	Number of SARs	Weighted Average Base Price	Weighted Average Fair Value
Granted	-	$-	$-	-	$-	$-
Exercised (1)	318,277	$8.19	$4.72	155,488	$8.78	$5.27
Forfeited	-	$-	$-	5,346	$9.95	$5.39

(1)

The exercise of SARs listed in the three-month period table resulted in the issuance of 8,634 shares and 6,999 shares of ICG’s Common Stock during the three months ended June 30, 2014 and 2013, respectively. The exercise of SARs listed in the six-month period table resulted in the issuance of 129,093 shares and 44,232 shares of ICG’s Common Stock during the six months ended June 30, 2014 and 2013, respectively.

There were 914,531 SARs and 1,232,808 SARs outstanding as of June 30, 2014 and December 31, 2013, respectively. The aggregate intrinsic value of the SARs outstanding as of June 30, 2014 and December 31, 2013 were $10.8 million and $12.0 million, respectively.

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

There was no activity with respect to stock options during the three and six months ended June 30, 2014 and 2013. There were 250 stock options outstanding as of both June 30, 2014 and December 31, 2013; the aggregate intrinsic value of the stock options outstanding as of both June 30, 2014 and December 31, 2013 was less than $0.1 million.

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

Restricted Stock

ICG periodically issues shares of restricted stock to its employees and non-management directors. Recipients of restricted stock do not pay cash consideration for the shares and have the right to vote all shares subject to the grant and receive all dividends with respect to the shares, whether or not the shares have vested. As of June 30, 2014, issued and unvested shares of restricted stock granted to ICG’s employees vest as follows: (1) 1,496,885 shares of restricted stock vest 25% each year over a four-year period, (2) 137,500 shares of restricted stock vest in equal installments every six months each May and November through 2015, (3) 41,636 shares of restricted stock vest in equal installments every six months each March and September through 2016, (4) 403,448 shares of restricted stock vest upon the achievement of certain performance goals, as discussed below, and (5) 1,694,966 shares of restricted stock vest upon the achievement of certain market conditions, as discussed below. Additionally, as of June 30, 2014, 37,500 shares of restricted stock granted to ICG’s non-management directors vest on the one-year anniversary of the grant date, as discussed below.

During the six months ended June 30, 2013, in lieu of the right to receive 50% of their respective target bonus amounts under the ICG 2013 Performance Plan (the “2013 Performance Plan”) in cash, senior ICG employees, including each of ICG’s executive officers, were issued a total of 130,440 shares of restricted stock (the “2013 Performance Shares”) (determined based on the value of 50% of their respective individual target bonuses under the 2013 Performance Plan and the closing price of ICG’s Common Stock of $13.09 per share on March 1, 2013, the date of the restricted stock grant). If and to the extent that an individual’s achievement percentage under the 2013 Performance Plan (1) was greater than or equal to 50%, all of that employee’s 2013 Performance Shares vested or (2) was greater than 0% but less than 50%, a portion of that employee’s 2013 Performance Shares equal to two times the achievement percentage vested. All of the 2013 Performance Shares vested during the first quarter of 2014.

During the six months ended June 30, 2014, in lieu of any right to receive 100% of their respective target bonus amounts under the ICG 2014 Performance Plan (the “2014 Performance Plan”) in cash, senior ICG employees, including ICG’s executive officers, were issued a total of 158,942 shares of restricted stock (the “2014 Performance Shares”) (determined based on the value of their respective individual target bonuses under the 2014 Performance Plan and the closing price of ICG’s Common Stock of $20.33 per share on February 28, 2014, the date of the restricted stock grant). If and to the extent that an individual’s achievement percentage under the 2014 Performance Plan (1) is greater than or equal to 100%, all of that employee’s 2014 Performance Shares will vest or (2) is greater than 0% but less than 100%, a portion of that employee’s 2014 Performance Shares will vest, as determined by the Compensation Committee of ICG’s Board of Directors.

As of June 30, 2014, outstanding shares of restricted stock granted to ICG’s Chief Executive Officer and President during 2011 vest as follows: (1) 137,500 shares of restricted stock vest in equal installments each November and May through November 9, 2015 and (2) 366,666 shares of restricted stock vest based on stipulated market thresholds related to ICG’s Common Stock price through December 31, 2015. During the six months ended June 30, 2014, in light of the sale of Procurian and the resulting improbability of the achievement of the 366,666 performance-based awards that were initially included in that grant, both ICG’s Chief Executive Officer and ICG’s President elected to forfeit those shares of restricted stock.  ICG had reversed previously-recorded equity compensation

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

cost related to those awards during 2013. In the event of a change of control (as defined by the Plan) before December 31, 2015, all of the shares contingent upon the achievement of the stock price metrics would automatically vest, and any unrecognized equity-based compensation expense associated with those awards would be immediately recognized. Additionally, in the event of a change of control during which ICG’s Chief Executive Officer and ICG’s President are terminated, any remaining service-based awards would automatically vest, and any unrecognized equity-based compensation expense associated with those awards would be immediately recognized.

During the three and six months ended June 30, 2014, 127,000 shares and 2,782,000 shares of restricted stock were granted to ICG’s employees, included ICG’s executive officers.  Those awards vest as follows: (1) 1,453,700 shares of restricted stock vest in equal installments each February 28, 2015, 2016, 2017 and 2018 and (2) 1,328,300 shares of restricted stock vest based on stipulated market thresholds related to ICG’s Common stock price through February 28, 2018. The vesting of the market-based shares is contingent upon the 45-trading day volume-weighted average price (“VWAP”) of ICG’s Common Stock meeting or exceeding specified 45-trading day VWAP targets ($28.07, $30.16, $32.38 and $34.71) on or before February 28, 2018, with 25% of the shares vesting on the first business day following achievement of each of the targets.  If any of the VWAP targets related to the shares granted during the first quarter of 2014 is achieved (1) on or prior to February 28, 2015, 50% of the shares that would have vested upon achieving the VWAP target will instead vest on the one-year anniversary of the grant, and the remaining 50% of the shares that would have vested upon achieving the VWAP target will instead vest on February 28, 2016, or (2) between March 1, 2015 and February 28, 2016, 50% of the applicable shares will vest on the date of achievement of the VWAP target, and the remaining 50% of the shares that would have vested upon achieving the VWAP target will instead vest on February 28, 2016. If any of the VWAP targets related to the shares granted during the second quarter of 2014 is achieved (1) on or prior to April 4, 2015, 50% of the shares that would have vested upon achieving the VWAP target will instead vest on the one-year anniversary of the grant, and the remaining 50% of the shares that would have vested upon achieving the VWAP target will instead vest on February 28, 2016, or (2) between April 5, 2015 and February 28, 2016, 50% of the applicable shares will vest on the date of achievement of the VWAP target, and the remaining 50% of the shares that would have vested upon achieving the VWAP target will instead vest on February 28, 2016.  The unamortized equity-based compensation as of June 30, 2014 related to these service and market based awards was $41.5 million and will be recognized as follows: $8.6 million in the remaining six months of 2014, $16.2 million in 2015, $8.1 million in 2016, $7.4 million in 2017 and $1.2 million in the first quarter of 2018. To the extent the VWAP targets are achieved prior to ICG’s recognition of the full amount of related equity-based compensation costs, any related unamortized equity-based compensation expense would be immediately recognized, provided that the respective service conditions have been met.

During the six months ended June 30, 2014 and 2013, ICG granted 37,500 shares and 30,750 shares, respectively, of restricted stock under ICG’s Amended and Restated Non-Management Director Compensation Plan (the “Director Plan”), which are included in the table below. See “Non-Management Director Equity-Based Compensation” in this Note 10 for additional details related to vesting.

Share activity with respect to restricted stock awards for the three and six months ended June 30, 2014 and 2013 was as follows:

	Three Months Ended June 30,
	2014		2013
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Granted	135,000	$17.41	-	$-
Vested	61,647	$10.52	62,458	$10.54
Forfeited	-	$-	1,718	$10.31

	Six Months Ended June 30,
	2014		2013
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Granted	3,230,948	$17.22	168,190	$13.06
Vested	237,418	$12.12	137,904	$10.12
Forfeited	366,666	$9.96	10,395	$12.67

There were 3,811,935 shares and 1,185,071 shares of restricted stock issued and unvested as of June 30, 2014 and December 31, 2013, respectively.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

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

In 2014, each non-management director is also entitled to receive quarterly cash payments for his service on the Board of Directors and its committees, as applicable, under the Director Plan. Each director had the option to elect to receive DSUs in lieu of all or a portion of those cash fees. Each participating director receives DSUs representing shares of ICG’s Common Stock with a fair market value equal to the relevant cash fees (with such fair market value determined by reference to the closing Common Stock price reported by NASDAQ on the date these cash fees otherwise would have been paid). DSUs received in lieu of cash fees are fully vested at the time they are granted and are settled in shares of ICG’s Common Stock upon the termination of the recipient’s service at ICG. The expense for those DSUs is recorded when the fees to which the DSUs relate are earned and is included in the line item “General and administrative” on ICG’s Consolidated Statements of Operations (but is not reflected in the summarized Equity-Based Compensation table above).

Share activity with respect to periodically-issued DSUs for the three and six months ended June 30, 2014 and 2013 was as follows:

	Three Months Ended June 30,
	2014		2013
	Number of DSUs	Grant Date Fair Value	Number of DSUs	Grant Date Fair Value
Granted	-	$-	29,250	$13.09
Vested	-	$-	41,250	$8.40

	Six Months Ended June 30,
	2014		2013
	Number of DSUs	Grant Date Fair Value	Number of DSUs	Grant Date Fair Value
Granted	22,500	$17.63	29,250	$13.09
Vested	29,250	$13.09	41,250	$8.40

There were 22,500 DSUs and 29,250 DSUs issued and unvested at June 30, 2014 and December 31, 2013, respectively. All 22,500 DSUs issued and unvested at June 30, 2014 are expected to vest during the three and six months ended June 30, 2015.

Activity related to grants of DSUs for service in lieu of cash for the three and six months ended June 30, 2014 and 2013 was as follows:

	Three Months Ended June 30,
	2014		2013
	Number of DSUs	Expense Recognized (in thousands)	Number of DSUs	Expense Recognized (in thousands)
Granted and vested	3,755	$80	7,888	$96

	Six Months Ended June 30,
	2014		2013
	Number of DSUs	Expense Recognized (in thousands)	Number of DSUs	Expense Recognized (in thousands)
Granted and vested	9,668	$159	15,372	$191

In April 2014, the Director Plan was amended and restated (such plan, as amended, the “Amended Director Plan”).  Pursuant to the Amended Director Plan, effective January 1, 2015, the compensation of ICG’s non-management directors will be modified as follows:  (1) the form of director retainer fee payments will change from quarterly cash payments to annual director restricted stock grants (with restricted stock with a six-month vesting period being granted in January 2015 and, thereafter, annual grants being made in connection with ICG’s annual meetings of stockholders)  and (2) the number and frequency of non-management director service grant DSUs/shares of director restricted stock will change from 7,500 annually to 22,500 triennially (with 7,500 DSUs/shares of director

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

restricted stock vesting on the one-year anniversary of the grant date, and the remaining 15,000 DSUs/shares of Director Restricted Stock vesting in equal quarterly installments over the following two years).  The annual grants of shares of director restricted stock that will replace the quarterly cash retainer fees will (a) be made on the first business day of each year, (b) be equal in value to the total amount of annual retainer fees that are otherwise payable for the upcoming year (based on the NASDAQ closing price of ICG’s Common Stock on the grant date), (c) vest on the one-year anniversary of the grant date and (d) no longer be subject to a director option to receive DSUs in lieu of the shares.

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

11. Other Income (Loss)

Other Income (Loss), net

Other income (loss), net consists of the effect of transactions and other events relating to ICG’s ownership interests and its operations in general, and, for the three and six months ended June 30, 2014 and 2013, is comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)

Gain (loss) on sales / distributions of ownership interests	$542	$-	$811	$-
Other (including other income (loss) for consolidated businesses)	95	(46)	126	(110)
	$637	$(46)	$937	$(110)

During the three months ended June 30, 2014, ICG received a distribution related to the sale of WhiteFence in 2013 in the amount of $0.5 million and recorded a gain in that amount, which is included in the line item “Gain (loss) on sales/distributions of ownership interests” for the three and six months ended June 30, 2014 in the table above.

On December 30, 2011, StarCite was sold to The Active Network, Inc. (“Active”). During the six months ended June 30, 2014, in conjunction with the final release of escrowed proceeds, ICG received cash of $0.3 million and recorded a gain in that amount, which is included in the line item “Gain (loss) on sales/distributions of ownership interests” for the six months ended June 30, 2014 in the table above.

12. Income Taxes

ICG Group, Inc., GovDelivery, InvestorForce (through January 29, 2013, the date of disposition), MSDSonline and Procurian (through December 4, 2013, the date of disposition) file a consolidated federal income tax return. Bolt and QC Holdings are not included in ICG’s consolidated federal income tax return. For the six months ended June 30, 2014 and 2013, a tax provision was recognized for state and foreign income taxes; no tax benefit for the loss from continuing operations was recognized as ICG maintains a full valuation allowance against its net deferred tax assets that it believes, after evaluating all the positive and negative evidence, both historical and prospective, is more likely than not to not be realized.

Additionally, a federal income tax benefit of $0.8 million was recognized in the three months ended June 30, 2014, which is offset by $0.8 million of income tax expense in discontinued operations, since there was a loss in continuing operations and income in discontinued operations in that same period.

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

13. Net Income (Loss) per Share

The calculations of net income (loss) per share were as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
		(in thousands, except per share data)
Basic and Diluted:
Income (loss) from continuing operations	$(14,209)	$(9,025)	$(24,407)	$(20,451)
Income (loss) from discontinued operations	1,315	2,167	1,363	32,661
Net income (loss) attributable to ICG Group, Inc.	$(12,894)	$(6,858)	$(23,044)	$12,210

Basic and Diluted:
Income (loss) from continuing operations per share	$(0.38)	$(0.25)	$(0.66)	$(0.56)
Income (loss) from discontinued operations per share	0.03	0.06	0.04	0.89
Net income (loss) attributable to ICG Group, Inc. per share	$(0.35)	$(0.19)	$(0.62)	$0.33

Shares used in computation of basic and diluted income (loss) per share	37,313	36,468	37,205	36,590

The following potentially dilutive securities were not included in the computation of diluted net loss per share, as their effect would have been anti-dilutive:

	Units	Weighted Average
	(in thousands)	Price per Share
Three months ended June 30, 2014
Stock options	250	$4.30
SARs	914,531	$9.09
Restricted stock (1)	3,811,935	$-
DSUs	22,500	$-

Six months ended June 30, 2014
Stock options	250	$4.30
SARs	914,531	$9.09
Restricted stock (1)	3,811,935	$-
DSUs	22,500	$-

Three months ended June 30, 2013
Stock options	1,750	$6.91
SARs	4,177,416	$7.81
Restricted stock (1)	1,237,354	$-
DSUs	29,250	$-

Six months ended June 30, 2013
Stock options	1,750	$6.91
SARs	4,177,416	$7.81
Restricted stock (1)	1,237,354	$-
DSUs	29,250	$-
(1)

Anti-dilutive securities include contingently issuable shares unvested as of June 30, 2014, the vesting of which is based on performance conditions and market conditions that have not yet been achieved. See Note 10, “Equity-Based Compensation.”

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

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

which we take a less active role in terms of strategic direction and operational support, and, accordingly, towards which we devote relatively small amounts of personnel, financial capital and other resources.

During the three and six month ended June 30, 2014, approximately $0.8  million and $1.6 million, respectively, of ICG’s consolidated revenue relates to sales generated outside of the United States, primarily Europe and Canada. During the three and six months ended June 30, 2013, approximately $0.6 million and $1.1 million, respectively, of ICG’s consolidated revenue relates to sales generated outside of the United States, primarily Europe and Canada. As of June 30, 2014 and December 31, 2013, ICG’s assets were located primarily in the United States.

The following summarizes selected information related to ICG’s segments for the three and six months ended June 30, 2014 and 2013. The amounts presented as “Dispositions” in the following table represent businesses reported as discontinued operations as of June 30, 2014 and ICG’s share of businesses’ results that had been accounted for under the equity method of accounting but were disposed of during the year ended December 31, 2013. Businesses reported as discontinued operations as of June 30, 2014 include the following: (1) Procurian, which was sold to an affiliate of Accenture on December 4, 2013, (2) Channel Intelligence, which was sold to Google on February 20, 2013, and (3) InvestorForce, which was sold to MSCI on January 29, 2013.  Businesses that were accounted for under the equity method of accounting and were disposed of during the year ended December 31, 2013 include the following: (1) WhiteFence, substantially all of the assets of which were acquired by Allconnect on October 28, 2013 and (2) Freeborders, which was acquired by Symbio S.A. (“Symbio”) on October 18, 2013. The results of those businesses (or our share of the results in the case of the equity-method businesses, including any related intangible amortization) were removed from our segments and are included in “Dispositions” in the segment information table below for all periods presented.

	Segment Information
	(in thousands)
				Reconciling Items
	Vertical Cloud	Vertical Cloud (Venture)	Total Segment	Dispositions	Other (1)	Consolidated
Three Months Ended June 30, 2014
Revenue	$19,029	$-	$19,029	$-	$-	$19,029

Net income (loss) attributable to ICG Group, Inc.	$(6,012)	$(320)	$(6,332)	$1,315	$(7,877)	$(12,894)

Three Months Ended June 30, 2013
Revenue	$13,476	$-	$13,476	$-	$-	$13,476

Net income (loss) attributable to ICG Group, Inc.	$(4,964)	$(407)	$(5,371)	$2,448	$(3,935)	$(6,858)

Six Months Ended June 30, 2014
Revenue	$37,451	$-	$37,451	$-	$-	$37,451

Net income (loss) attributable to ICG Group, Inc.	$(10,626)	$(632)	$(11,258)	$1,363	$(13,149)	$(23,044)

Six Months Ended June 30, 2013
Revenue	$25,021	$429	$25,450	$-	$-	$25,450

Net income (loss) attributable to ICG Group, Inc.	$(10,776)	$(1,489)	$(12,265)	$30,132	$(5,657)	$12,210

ICG GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

(1) The following table reflects the components of Net income (loss) attributable to ICG Group, Inc. included in Other (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
General and administrative	$(9,375)	$(4,957)	$(15,926)	$(10,509)
Impairment related and other	(763)	(33)	(763)	(33)
Corporate other income (loss) (Note 13)	653	(45)	947	(103)
Interest income	133	41	214	70
Income tax benefit (expense)	-	601	-	874
Noncontrolling interest (income) loss	1,475	458	2,379	4,044
Net income (loss)	$(7,877)	$(3,935)	$(13,149)	$(5,657)

	Vertical Cloud	Vertical Cloud (Venture)	Total Segment	Dispositions	Other	Consolidated Results
Assets as of:

June 30, 2014	$181,892	$15,446	$197,338	$-	$304,088	$501,426

December 31, 2013	$179,801	$15,879	$195,680	$-	$334,038	$529,718

15. Contingencies

During 2008 and 2009, two carried interest plans (one in each year) were established, for which a carried interest of 15% was allocated to ICG’s management participants in each plan. Carried interest will be paid in connection with a liquidity event or income receipt at any of the businesses in which the carried interest plans hold interests, subject to an aggregate specified hurdle threshold and holdback and clawback criteria. ICG has deployed approximately $78 million to date with respect to these plans, including approximately $23.5 million in 2013 and $18.3 million in 2014 (through the date of this Report). ICG’s ownership in Bolt is held in the 2009 carried interest plan and the activities over the past few years relative to the 2009 carried interest plan primarily relate to cash deployment from ICG to achieve its objectives of increasing its ownership in, and supporting the cash needs of, Bolt. Other than the stake in Bolt held by the 2009 carried interest plan, the assets held by the carried interest plans are immaterial to ICG. ICG does not expect a liquidity or income receipt at any of the relevant businesses to occur in the near future, and, accordingly, ICG has not recorded a liability with respect to these plans. Once a liquidity event or income receipt at any of the relevant businesses that would yield proceeds in excess of the calculated hurdle rate occurs, and a payment becomes probable and estimable, ICG would record the appropriate liability. Payments against that liability would occur thereafter subject to relevant holdbacks and clawbacks. As of June 30, 2014, the aggregate specified hurdle thresholds related to both carried interest plans had not been met.

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

Our consolidated businesses have achieved significant growth over the last three years.  A substantial majority of our growth has come from acquisitions.  We believe that an active acquisition program will continue to be an important element of our growth strategy as it expands our customer base, grows our revenues and increases our stockholder value.  Additionally, we have experienced significant organic growth at our businesses through new customers and expansion at existing customers.

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

Our Businesses

As of June 30, 2014, Bolt, GovDelivery and MSDSonline are included in our vertical cloud segment. As of June 30, 2014, CIML, InstaMed and Parchment are included in our vertical cloud (venture) segment.

Channel Intelligence, InvestorForce and Procurian were sold during the year ended December 31, 2013 and are included in “Dispositions” in our segment disclosures. Those companies were presented as discontinued operations in our Consolidated Financial Statements.  Freeborders and WhiteFence were also sold during the year ended December 31, 2013; our results of those operations are also included in “Dispositions” in our segment disclosures.

We own 70%, 93% and 96% of Bolt, GovDelivery and MSDSonline, respectively, as of June 30, 2014, and, accordingly, consolidate the results of those businesses.  We own 38% of, and exert significant influence over, CIML; we account for that business under the equity method of accounting.  We own less than 20% of InstaMed and Parchment and account for those businesses under the cost method of accounting.

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

	Segment Information
	(in thousands)
				Reconciling Items
	Vertical Cloud	Vertical Cloud (Venture)	Total Segment	Dispositions	Other	Consolidated
Three Months Ended June 30, 2014
Revenue	$19,029	$-	$19,029	$-	$-	$19,029

Net income (loss) attributable to ICG Group, Inc.	$(6,012)	$(320)	$(6,332)	$1,315	$(7,877)	$(12,894)

Three Months Ended June 30, 2013
Revenue	$13,476	$-	$13,476	$-	$-	$13,476

Net income (loss) attributable to ICG Group, Inc.	$(4,964)	$(407)	$(5,371)	$2,448	$(3,935)	$(6,858)

Six Months Ended June 30, 2014
Revenue	$37,451	$-	$37,451	$-	$-	$37,451

Net income (loss) attributable to ICG Group, Inc.	$(10,626)	$(632)	$(11,258)	$1,363	$(13,149)	$(23,044)

Six Months Ended June 30, 2013
Revenue	$25,021	$429	$25,450	$-	$-	$25,450

Net income (loss) attributable to ICG Group, Inc.	$(10,776)	$(1,489)	$(12,265)	$30,132	$(5,657)	$12,210

Results of Operations – Vertical Cloud Businesses

For the Three Months Ended June 30, 2014 and 2013

The following presentation includes the consolidated results of Bolt, GovDelivery and MSDSonline.

	Three Months Ended June 30,		Quarterly Change
	2014	2013	(in thousands)	(percentage)
	(in thousands)
Selected data:
Revenue	$19,029	$13,476	$5,553	41%

Cost of revenue	(5,519)	(4,123)	(1,396)	-34%
Sales and marketing	(9,585)	(6,541)	(3,044)	-47%
General and administrative	(3,540)	(2,263)	(1,277)	-56%
Research and development	(3,547)	(2,331)	(1,216)	-52%
Amortization of intangible assets	(2,293)	(1,544)	(749)	-49%
Impairment related and other	(73)	(94)	21	22%
Operating expenses	(24,557)	(16,896)	(7,661)	-45%
Operating Income	(5,528)	(3,420)	(2,108)	-62%
Interest and other	(1,083)	(371)	(712)	-192%
Income tax benefit (expense)	599	(657)	1,256	191%
Equity loss	-	(516)	516	100%
Net loss	$(6,012)	$(4,964)	$(1,048)	-21%

Revenue

Revenue from the three months ended June 30, 2013 to the three months ended June 30, 2014 increased $5.6 million, primarily due to revenue growth from new customer contracts and services at MSDSonline and GovDelivery, as well as Bolt’s acquisition of Superior Access, which occurred in the second half of 2013 (i.e., resulting in Superior Access’ results being included only in the 2014 period).

Operating expenses

Operating expenses increased $7.7 million from the three months ended June 30, 2013 to the corresponding 2014 quarter.  Cost of revenue increased for the three months ended June 30, 2014 as compared to the corresponding 2013 quarter, primarily driven by costs associated with new customer signings. Sales and marketing expenses increased and those expenses as a percentage of revenue also increased in the three months ended June 30, 2014 compared to the corresponding 2013 quarter, as we continue to execute on sales and marketing initiatives and hire sales employees in all of our businesses.  Additionally, operating expenses, primarily sales and marketing expenses and general and administrative, increased in the three months ended June 30, 2014 compared to the corresponding 2013 quarter, primarily as a result of Bolt’s acquisition of Superior Access, which occurred in the second half of 2013 (i.e., resulting in Superior Access’ results being included only in the 2014 period). We expect sales and marketing expenses to increase in 2014 compared to 2013, as we continue to aggressively build out teams at our businesses to drive revenue growth.

Interest and other

The increase in interest and other from the three months ended June 30, 2013 to the three months ended June 30, 2014 is primarily due to interest expense associated with the prepayment penalty and financing changes when Bolt’s debt with Horizon was repaid.

Income tax benefit (expense)

Income tax benefit (expense) in the three months ended June 30, 2014 and 2013 primarily relates to state income taxes at MSDSonline.

For the Six Months Ended June 30, 2014 and 2013

	Six Months Ended June 30,		Period Change
	2014	2013	(in thousands)	(percentage)
	(in thousands)
Selected data:
Revenue	$37,451	$25,021	$12,430	50%

Cost of revenue	(10,418)	(8,251)	(2,167)	-26%
Sales and marketing	(18,116)	(12,165)	(5,951)	-49%
General and administrative	(6,998)	(4,490)	(2,508)	-56%
Research and development	(6,800)	(4,577)	(2,223)	-49%
Amortization of intangible assets	(4,594)	(3,963)	(631)	-16%
Impairment related and other	(73)	(137)	64	47%
Operating expenses	(46,999)	(33,583)	(13,416)	-40%
Operating Income	(9,548)	(8,562)	(986)	-12%
Interest and other	(1,583)	(695)	(888)	-128%
Income tax benefit (expense)	505	(1,003)	1,508	150%
Equity loss	-	(516)	516	100%
Net loss	$(10,626)	$(10,776)	$150	1%

Revenue

Revenue increased $12.4 million from the six months ended June 30, 2013 to the six months ended June 30, 2014, primarily due to revenue growth from new customer contracts and services at MSDSonline and GovDelivery.  Additionally, revenue increased due to Bolt’s acquisition of Superior Access, occurred in the second half of 2013 (i.e., resulting in Superior Access’ results being included only in the 2014 period.

Operating expenses

Operating expenses increased $13.4 million from the six months ended June 30, 2013 to the corresponding 2014 period.  Cost of revenue increased for the six months ended June 30, 2014 as compared to the corresponding 2013 period, primarily driven by costs associated with new customer signings. Sales and marketing expenses increased and those expenses as a percentage of revenue also increased in the six months ended June 30, 2014 compared to the corresponding 2013 period, as we continue to execute on sales and marketing initiatives and hire sales employees in all of our businesses.  Additionally, operating expenses, primarily sales and marketing expenses and general and administrative, increased in the six months ended June 30, 2014 compared to the corresponding 2013 period, primarily as a result of Bolt’s acquisition of Superior Access, which occurred in the second half of 2013 (i.e., resulting in Superior Access’s results being included only in the 2014 period). We expect sales and marketing expenses to increase in 2014 compared to 2013, as we continue to aggressively build out teams at our businesses to drive revenue growth.

Interest and other

The increase in interest and other from the six months ended June 30, 2013 to the six months ended June 30, 2014 is primarily due to interest expense associated with the repayment of Bolt’s debt obligations to Horizon in the second quarter of 2014.

Income tax benefit (expense)

Income tax benefit (expense) in the six months ended June 30, 2014 and 2013 primarily relates to state income taxes at MSDSonline.

Results of Operations – Vertical Cloud (Venture) Businesses

For the Three Months Ended June 30, 2014 and 2013

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

	Three Months Ended June 30,		Quarterly Change
	2014	2013	(in thousands)	(percentage)
	(in thousands)
Selected data:
Equity loss	$(320)	$(407)	$87	21%
Net loss	$(320)	$(407)	$87	21%

	Six Months Ended June 30,		Period Change
	2014	2013	(in thousands)	(percentage)
	(in thousands)
Selected data:
Revenue	$-	$429	$(429)	-100%
Cost of revenue	-	(70)	70	100%
Sales and marketing	-	(58)	58	100%
General and administrative	-	(1,024)	1,024	100%
Amortization of intangible assets	-	(72)	72	100%
Impairment related and other	-	(127)	127	100%
Operating expenses	-	(1,351)	1,351	100%

Operating Income	-	(922)	922	100%
Interest and other	-	(1)	1	100%
Equity loss	(632)	(566)	(66)	-12%
Net loss	$(632)	$(1,489)	$857	58%

Equity loss

	Three Months Ended June 30,		Quarterly Change
	2014	2013	(in thousands)	(percentage)
	(in thousands)
Selected data:
Our share of total net loss	$(272)	$(386)	$114	30%
Amortization of intangible assets	(48)	(21)	(27)	-129%
Equity loss	$(320)	$(407)	$87	21%

Equity loss for our vertical cloud venture segment for the three months ended June 30, 2014, and the corresponding 2013 period relates to our share of the results of CIML and, accordingly, the improved results at CIML from the 2013 period to the 2014 period resulted in smaller equity loss in the 2014 period.

	Six Months Ended June 30,		Period Change
	2014	2013	(in thousands)	(percentage)
	(in thousands)
Selected data:
Our share of total net loss	$(536)	$(524)	$(12)	-2%
Amortization of intangible assets	(96)	(42)	(54)	-129%
Equity loss	$(632)	$(566)	$(66)	-12%

Equity loss for our vertical cloud venture segment for the six months ended June 30, 2014, and the corresponding 2013 period relates to our share of the results of CIML. Equity loss for the six months ended June 30, 2013 only includes our share of CIML’s net loss for the period from February 20, 2013 to June 30, 2013, rather than the full six-month period; from January 1, 2013 to February 20, 2013, CIML was a consolidated company.

Results of Operations – Reconciling Items

For the Three and Six Months Ended June 30, 2014 and 2013

Dispositions

Discontinued operations as of June 30, 2014 include the following: (1) Procurian, which was sold to Accenture on December 4, 2013, (2) Channel Intelligence, which was sold to Google on February 20, 2013, and (3) InvestorForce, which was sold to MSCI on January 29, 2013.  The following businesses that had been accounted for under the equity method of accounting were disposed during the year ended December 31, 2013: (1) WhiteFence, substantially all of the assets of which were acquired by Allconnect on October 28, 2013, and (2) Freeborders, which was acquired by Symbio on October 18, 2013.  The results of those businesses (or our share of the results in the case of the equity-method businesses, including any related intangible amortization) were removed from our segments and are included in “Dispositions” in the “Results of Operations” segment information table above for all periods presented.  The net impact of those discontinued operations and our share of the results of the disposed equity-method businesses are detailed below.

Equity loss and Discontinued operations

	Three Months Ended June 30,		Quarterly Change
	2014	2013	(in thousands)	(percentage)
	(in thousands)
Selected data:
Equity loss	$-	$-	$-	0%
Discontinued operations, including gain on sale	1,315	2,448	(1,133)	-46%
Equity loss	$1,315	$2,448	$(1,133)	-46%

	Six Months Ended June 30,		Period Change
	2014	2013	(in thousands)	(percentage)
	(in thousands)
Selected data:
Equity loss	$-	$(542)	$542	100%
Discontinued operations, including gain on sale	1,363	30,674	(29,311)	-96%
Equity loss	$1,363	$30,132	$(28,769)	-95%

On December 4, 2013, Procurian was acquired by an affiliate of Accenture. Procurian’s revenue for the three and six months ended June 30, 2013 were $35.2 million and $69.5 million, respectively.  Our share of Procurian’s net income was $1.7 million and $2.4 million, respectively, in the three and six months ended June 30, 2013. Procurian’s results are reflected in the line item “Discontinued operations, including gain on sale” in the table above.

On February 20, 2013, Channel Intelligence was sold to Google. Channel Intelligence’s revenue for the period from January 1, 2013 through February 20, 2013 was $3.1 million, and our share of Channel Intelligence’s net loss for that period was $2.5 million. Additionally, we recorded $0.4 million in the six months ended June 30, 2013 of amortization expense related to intangible assets and charges related to acquisition adjustments that were recorded in connection with the consolidation of Channel Intelligence in July 2012. The results of Channel Intelligence that had been included in our consolidated results (and the gain on the sale of Channel Intelligence) are included in the line item “Discontinued operations, including gain on sale” in the table above.  In connection with the Channel Intelligence sale to Google, we recorded a gain of $17.8 million during six months ended June 30, 2013.

On January 29, 2013, InvestorForce was sold to MSCI. InvestorForce’s revenue for the six months ended June 30, 2013 was $0.8 million and our share of InvestorForce’s net loss was $0.5 million for the six months ended June 30, 2013. The results of InvestorForce (and the gain on the sale of InvestorForce) are included in the line item “Discontinued operations, including gain on sale” in the table above.  In connection with the sale transaction, we recorded a gain of $15.7 million during the six months ended June 30, 2013.

Other

For the Three Months Ended June 30, 2014 and 2013

	Three Months Ended June 30,		Quarterly Change
	2014	2013	(in thousands)	(percentage)
	(in thousands)

General and administrative	$(9,375)	$(4,957)	$(4,418)	-89%
Impairment related and other	(763)	(33)	(730)	NM
Other income (loss)	653	(45)	698	NM
Interest income	133	41	92	NM
Income tax benefit (expense)	-	601	(601)	-100%
Noncontrolling interest (income) loss	1,475	458	1,017	NM
Net income (loss)	$(7,877)	$(3,935)	$(3,942)	-100%

Corporate general and administrative

Corporate general and administrative expenses increased from the three months ended June 30, 2013 to the three months ended June 30, 2014 primarily due to an increase in equity-based compensation charges related to the equity awards issued in 2014 that contained market, performance and service conditions. That increase was partially offset by lower aggregate salary and bonus expenses in 2014 following the termination of certain ICG employees in 2013 and the issuance of performance-based equity awards in 2013 in lieu of a portion of the annual cash bonus historically paid to ICG management in connection with achievement under ICG’s annual performance plan.

Impairment related and other

Impairment related and other increased from the three months ended June 30, 2013 to the three months ended June 30, 2014 primarily due to severance expenses recorded in the 2014 period.

Corporate other income (loss)

Corporate other income (loss) for the three months ended June 30, 2014 primarily related to the receipt of escrowed cash proceeds related to the sale of a former business.

Interest income

Interest income increased from the three months ended June 30, 2013 to the three months ended June 30, 2014 primarily due to a higher consolidated cash balance during the 2014 period.

Income tax benefit (expense)

The current federal income tax benefit recognized in the three months ended June 30, 2014 of $0.8 million is offset by $0.8 million of income tax expense in discontinued operations since there was a loss in continuing operations and income in discontinued operations in that same year. Income tax expense of $0.2 million in the three-month period ended June 30, 2014 relates to state and foreign taxes at MSDSonline and Bolt.

Noncontrolling interest (income) loss

The increase in the loss attributable to the non-controlling interests in the three months ended June 30, 2014 compared to the three months ended June 30, 2013 relates to changes in the non-controlling interests with respect to all of ICG’s consolidated businesses, which also included the noncontrolling interest’s portion of transaction costs associated with our sales of Channel Intelligence and Procurian in the 2013 period.

For the Six Months Ended June 30, 2014 and 2013

	Six Months Ended June 30,		Period Change
	2014	2013	(in thousands)	(percentage)
	(in thousands)

General and administrative	$(15,926)	$(10,509)	$(5,417)	-52%
Impairment related and other	(763)	(33)	(730)	NM
Other income (loss)	947	(103)	1,050	NM
Interest income	214	70	144	NM
Income tax benefit (expense)	-	874	(874)	-100%
Noncontrolling interest (income) loss	2,379	4,044	(1,665)	-41%
Net income (loss)	$(13,149)	$(5,657)	$(7,492)	-132%

Corporate general and administrative

Corporate general and administrative expenses increased from the six months ended June 30, 2013 to the six months ended June 30, 2014 primarily due to an increase in equity-based compensation charges related to the equity awards issued in 2014 that contained market, performance and service conditions. That increase was partially offset by lower aggregate salary and bonus expenses in 2014 following the termination of certain ICG employees in 2013 and the issuance of performance-based equity awards in 2013 in lieu of a portion of the annual cash bonus historically paid to ICG management in connection with achievement under ICG’s annual performance plan.

Impairment related and other

Impairment related and other increased from the six months ended June 30, 2013 to the three months ended 30, 2014 primarily due to additional severance expense.

Corporate other income (loss)

Corporate other income (loss) for the six months ended June 30, 2014 primarily related to cash proceeds received from the sale of a prior company.

Interest income

Interest income increased from the six months ended June 30, 2013 to the six months ended June 30, 2014 primarily due to a higher consolidated cash balance during the 2014 period.

Income tax benefit (expense)

The current federal income tax benefit recognized in the six months ended June 30, 2014 of $0.8 million is offset by $0.8 million of income tax expense in discontinued operations since there was a loss in continuing operations and income in discontinued operations in that same year. Income tax expense of $0.3 million in the six-month period ended June 30, 2014 relates to state and foreign taxes at MSDSonline and Bolt.

Noncontrolling interest (income) loss

The decrease in the loss attributable to the non-controlling interests in the six months ended June 30, 2014 compared to the six months ended June 30, 2013 relates to changes in the non-controlling interests with respect to all of ICG’s consolidated businesses, which also included the noncontrolling interest’s portion of transaction costs associated with our sales of Channel Intelligence and Procurian in the 2013 period.

Liquidity and Capital Resources

As of June 30, 2014, our principal source of liquidity was cash and cash equivalents totaling $309.5 million. Our cash and cash equivalents are comprised primarily of money market funds and commercial paper investments. We fund our operations with cash on hand, cash flow from operations, borrowings at certain of our businesses and proceeds from sales of our businesses.

As part of our business strategy, we constantly look to acquire new, cloud-based businesses that bring transformative efficiency to specific vertical markets. We could purchase businesses using cash, debt or stock. Our existing vertical cloud businesses also intend to pursue acquisition opportunities, using either cash on hand, cash from debt borrowings or stock as consideration. In connection with any such acquisitions, and as part of our capital allocation program, we may purchase additional debt or equity securities from our existing businesses. We may also use cash to repurchase shares of our Common Stock. We also expect to continue our aggressive sales and marketing campaigns and research and development initiatives. We expect that our current sources of liquidity, as described above, will be sufficient to fund our cash requirements, including execution of those initiatives, for the foreseeable future. We do not currently expect to pay a cash dividend to our stockholders in the near future, nor do we expect any of our existing vertical cloud businesses to pay a dividend in the near future. However, because we do not own 100% of any of those businesses, if one of our existing vertical cloud businesses were to pay a dividend or to make any other distribution to its equity holders, the noncontrolling interest holders may receive a portion of that dividend or distribution.

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

Our cash flows from operating, investing and financing activities of continuing operations, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

	Six months ended June 30,
	2014	2013
	(in thousands)

Cash (used in) provided by operating activities	$(12,264)	$(14,850)
Cash (used in) provided by investing activities	$486	$69,220
Cash (used in) provided by financing activities	$(13,380)	$(5,326)

Operating activities

Income/(loss) from continuing operations is adjusted for non-cash items that include depreciation and amortization, equity-based compensation charges, other income/loss associated with the disposal of ownership interests in businesses and equity loss. In the six months ended June 30, 2014, the slight decrease in cash used in operating activities was primarily driven by operating expenses of our overall businesses and includes the spending initiatives related to sales and marketing, partially offset by the net impact of working capital components.

Investing activities

Cash provided by investing activities for the six months ended June 30, 2014 primarily relates to the receipt of escrowed cash proceeds related to InvestorForce; cash provided by investing activities for the six months ended June 30, 2013 primarily related to proceeds received from the sales of Channel Intelligence and InvestorForce.

Financing activities

Cash used in financing activities for the six months ended June 30, 2014 primarily related to debt repayments, as well as payments to satisfy tax withholding obligations related to equity transactions. Cash flows used in financing activities for the six months ended June 30, 2013, related to debt borrowings partially offset by the repurchase of our Common Stock.

Our working capital as of June 30, 2014 of $289.5 million decreased from working capital as of December 31, 2013 of $308.5 million, primarily related to the operating activities of our businesses.

From time to time, we and our businesses are involved in various claims and legal actions arising in the ordinary course of business. We do not expect any liability with respect to any legal claims or actions, either individually or in the aggregate, that would materially affect our financial position or cash flows.

Contractual Cash Obligations and Commercial Commitments

We had no material changes to our to contractual cash obligations and commercial commitments during the three months ended June 30, 2014 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Revenue Recognition

Bolt generates revenue from (1) software licenses, (2) maintenance and support services, (3) professional service fees, (4) insurance commissions and (5) subscription fees. Bolt’s software license revenue (a) derives from licenses of its software products directly to end users and is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, no significant obligations with regard to implementation remain, the fee is fixed or determinable and collectability is probable and (b) is recognized ratably over the applicable contract term. Bolt’s maintenance and customer support fees are recognized ratably over the life of maintenance and support contracts, which is typically one year. Bolt’s professional service fees revenue relates to professional services for software licenses that require significant customization, integration and installation; that revenue is recognized ratably over the applicable contract term. Bolt’s commissions on the premiums from sales of insurance policies are recognized when Bolt has sufficient information to determine the amount that is owed, it is probable that the economic benefits associated with the transaction will flow to Bolt, and the costs incurred, or to be incurred, with respect to the transaction can be accurately measured. Finally, Bolt recognizes subscription fee revenue over the subscription period, which is generally one month.

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

Recent Accounting Pronouncements

In June 2014, the FASB issued guidance regarding share-based compensation. The new guidance clarified that share-based compensation performance targets that could be achieved after the requisite service period should be treated as a performance condition that affects vesting, rather than a condition that affects the grant-date fair value of the award. This guidance will be effective for ICG beginning on January 1, 2016. We do not expect this guidance to have a significant impact on the Consolidated Financial Statements.

In May 2014, the FASB issued revenue recognition guidance that provides a single, comprehensive revenue recognition model for all contracts with customers. Under the new guidance, an entity will recognize revenue based on amounts the entity expects to be entitled in exchange for the transfer of goods or services. The new guidance also includes enhanced disclosure requirements. This guidance, which will be applied either retrospectively or as a cumulative-effect adjustment as of the date of adoption, will be effective for ICG beginning on January 1, 2017. We are in the process of evaluating the adoption alternatives and impact that this new guidance will have on the Consolidated Financial Statements.

In April 2014, the FASB issued accounting guidance on reporting discontinued operations. The new guidance changes the criteria for determining the disposals that qualify as discontinued operations and expands related disclosure requirements. Under the new guidance, a disposal is required to be reported as discontinued operations if the disposal represents a strategic shift that will have a major effect on an entity’s operations and financial results. This guidance, which will be applied prospectively, will be effective for ICG for new disposals and disposal groups classified as held for sale beginning on January 1, 2015.  We do not expect this guidance to have a significant impact on the Consolidated Financial Statements.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2014, our cash and cash equivalents included $304.0 million primarily in money market accounts.  We may be exposed to market risk relating to changes in market interest rates and overall market conditions that could affect the value of our cash and cash equivalents; however, we believe any changes in the fair value of our investment portfolio would be insignificant to our results given current market conditions.

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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value That May Yet Be Purchased Under the Program

Repurchased during the year ended 12/31/2008	1,948,158	$4.75	1,948,158	$ 15.7 million
Repurchased during the year ended 12/31/2009	492,242	$5.45	492,242	$ 13.1 million
Repurchased during the year ended 12/31/2010	-	$-	-	$ 13.1 million
Repurchased during the year ended 12/31/2011	841,027	$10.17	841,027	$ 29.5 million
Repurchased during the year ended 12/31/2012	930,225	$8.94	930,225	$ 21.2 million
Repurchased during the year ended 12/31/2013	906,285	$13.23	906,285	$ 109.2 million
1/1/2014 to 8/8/2014	-	$-	-	$ 109.2 million

Total	5,117,937	7.97	5,117,937	$ 109.2 million

(1)	All shares purchased in open market transactions.
(2)	Average price paid per share excludes commissions.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit Index

Exhibit Number	Document

10.1	Form of Employee Restricted Share Agreement (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q, filed May 8, 2014 (File No. 001-16249)).

10.2

ICG Second Amended and Restated Non-Management Director Compensation Plan (incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q, filed May 8, 2014 (File No. 001-16249)).

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

101.0

The following financial information from the ICG Group, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements. *

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, ICG Group, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 8, 2014	ICG GROUP, INC.

	By:	/s/ R. KIRK MORGAN
	Name:	R. Kirk Morgan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)