Form 10-Q
period 2014-09-30
Actua Corp
filed 2014-11-10
CIK 1085621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURUTIES EXCHANGE ACT OF 1934

For the Transition Period from              to             .

Commission File Number 001-16249

Actua Corporation

(f/k/a ICG Group, Inc.)

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

The number of shares of the Company’s Common Stock, $0.001 par value per share, outstanding as of November 7, 2014 was 40,581,408 shares.

ACTUA CORPORATION

QUARTERLY REPORT ON FORM 10-Q

Availability of Reports and Other Information

Our Internet website address is www.actua.com. Unless this Quarterly Report on Form 10-Q (this “Report”) explicitly states otherwise, neither the information on our website, nor the information on the websites of any of our businesses, is incorporated by reference into this Report.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K (including those filed by ICG Group, Inc. (NASDAQ: ICGE) prior to our corporate name change on September 2, 2014) and all amendments to those reports filed by us with the U.S. Securities and Exchange Commission (the “SEC”) pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are accessible free of charge through our website as soon as reasonably practicable after we electronically file those documents with, or otherwise furnish them to, the SEC.

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

As of the date of this Report, we own majority controlling equity positions in (and therefore consolidate the financial results of) each of the four businesses in our vertical cloud segment.  Our vertical cloud (venture) reporting segment includes businesses with many characteristics similar to those of the businesses in our vertical cloud segment, but in which we take a less active role in terms of strategic direction and operational support, and, accordingly, towards which we devote relatively small amounts of personnel, financial capital and other resources.

As of the date of this Report, the following businesses are included in our vertical cloud segment and, except for Folio Dynamics Holdings Inc. (“FolioDynamix”), which we acquired on November 3, 2014, are included in our consolidated financial results:

FolioDynamix

FolioDynamix offers wealth service providers and investment advisors a comprehensive, secure, cloud-based wealth management technology platform and advisory solutions for managing the full wealth management lifecycle across all account types, including unified managed account (UMA) and unified managed household (UMH) programs. The company delivers comprehensive solutions to financial advisors, professionals and institutions.

We acquired FolioDynamix on November 3, 2014 and will consolidate its financial results with ours as of that date.

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

As of the date of this Report, the following businesses are included in our vertical cloud (venture) segment:

CIML, LLC (“CIML”)

CIML owns mylist Corporation (“mylist”) and previously owned Channel Intelligence, Inc. (“Channel Intelligence”).  We consolidated CIML’s results with ours from May 2012 until February 20, 2013, when Channel Intelligence was sold to Google Inc. (“Google”) and our equity ownership stake in CIML decreased as a result of the exercise of existing warrants and options.  We have accounted for CIML under the equity method of accounting since the sale of Channel Intelligence to Google.  We have no further basis in CIML, which has no business activity as of September 30, 2014 following the cessation of mylist’s operations during the third quarter of 2014.

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

Item 1. Financial Statements

ACTUA CORPORATION

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Data)

	September 30,	December 31,
	2014	2013
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$292,390	$334,656
Restricted Cash	1,196	1,242
Accounts receivables, net of allowance ($765-2014 ; $200-2013)	18,725	11,300
Prepaid expenses and other current assets	5,965	5,907
Total current assets	318,276	353,105
Fixed assets, net of accumulated depreciation and amortization ($10,654-2014 ; $7,512-2013)	6,334	5,840
Goodwill	97,301	90,466
Intangible, net	55,674	58,755
Equity and cost method businesses	19,611	20,373
Other assets, net	1,415	1,179
Total assets	$498,611	$529,718
LIABILITIES
Current Liabilities
Current maturities of long-term debt	$500	$5,902
Accounts payable	2,663	2,970
Accrued expenses	4,804	5,176
Accrued compensation and benefits	7,324	8,732
Deferred revenue	29,116	21,830
Total current liabilities	44,407	44,610
Long-term debt	-	6,008
Deferred revenue	304	254
Other liabilities	2,824	1,726
Total liabilities	47,535	52,598
Redeemable noncontrolling interest (Note 4, "Consolidated Businesses")	5,383	3,442
EQUITY
Actua Corporation’s Stockholders’ Equity
Preferred stock, $0.01 par value; 10,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.001 par value; 2,000,000 shares authorized, 46,301 shares (2014) and 43,333 shares (2013) issued	46	43
Treasury stock, at cost, 5,292 shares (2014) and 5,118 shares (2013)	(43,750)	(40,998)
Additional paid-in capital	3,548,985	3,536,761
Accumulated deficit	(3,079,409)	(3,045,685)
Accumulated other comprehensive income	40	40
Total Actua Corporation’s Stockholders’ Equity	425,912	450,161
Noncontrolling interests	19,781	23,517
Total equity	445,693	473,678
Total Liabilities, Redeemable noncontrolling interest and Equity	$498,611	$529,718

See accompanying Notes to Consolidated Financial Statements.

ACTUA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue	$20,762	$16,071	$58,213	$41,521

Operating expenses
Cost of Revenue	5,911	4,501	16,329	12,822
Sales and marketing	10,718	7,571	28,834	19,794
General and administrative	13,798	7,852	36,722	23,875
Research and development	3,960	2,149	10,760	6,726
Amortization of intangibles assets	2,369	2,176	6,963	6,211
Impairment related and other	256	470	1,092	767
Total operating expenses	37,012	24,719	100,700	70,195
Operating income (loss)	(16,250)	(8,648)	(42,487)	(28,674)
Other income (loss), net	83	(68)	1,020	(178)
Interest income	160	63	392	150
Interest expense	(9)	(370)	(1,600)	(1,076)
Income (loss) before income taxes, equity loss and noncontrolling interest	(16,016)	(9,023)	(42,675)	(29,778)
Income tax (expense) benefit	1,870	99	2,375	(30)
Equity loss	(144)	(295)	(776)	(1,919)
Income (loss) from continuing operations	(14,290)	(9,219)	(41,076)	(31,727)
Income (loss) from discontinued operations, including gain on sale, net of tax	2,426	4,980	3,789	35,654
Net income (loss)	(11,864)	(4,239)	(37,287)	3,927
Less: Net income (loss) attributable to the noncontrolling interest	(1,184)	(907)	(3,563)	(4,951)
Net income (loss) attributable to Actua Corporation	$(10,680)	$(3,332)	$(33,724)	$8,878

Amounts attributable to Actua Corporation:
Net income (loss) from continuing operations	$(13,106)	$(8,022)	$(37,513)	$(28,473)
Net income (loss) from discontinued operations	2,426	4,690	3,789	37,351
Net income (loss)	$(10,680)	$(3,332)	$(33,724)	$8,878

Basic income (loss) per share attributable to Actua Corporation:
Income (loss) from continuing operations	$(0.35)	$(0.22)	$(1.01)	$(0.78)
Income (loss) from discontinued operations	0.06	0.13	0.10	1.02
Net income (loss)	$(0.29)	$(0.09)	$(0.91)	$0.24
Shares used in computation of basic income (loss) per share	37,335	36,303	37,248	36,494

Diluted income (loss) per share attributable to Actua Corporation:
Income (loss) from continuing operations	$(0.35)	$(0.22)	$(1.01)	$(0.78)
Income (loss) from discontinued operations	0.06	0.13	0.10	1.02
Net income (loss)	$(0.29)	$(0.09)	$(0.91)	$0.24
Shares used in computation of diluted income (loss) per share	37,335	36,303	37,248	36,494

Net income (loss)	$(11,864)	$(4,239)	$(37,287)	$3,927

Other comprehensive income
Unrealized holding gain (loss) in marketable securities	-	-	-	23
Reclassified adjustments/realized net (gains) loss on marketable securities	-	-	-	(23)
Other accumulated other comprehensive income (loss)	-	38	-	88
Comprehensive income (loss)	(11,864)	(4,201)	(37,287)	4,015
Less: Comprehensive income (loss) attributable to noncontrolling interests	(1,184)	(869)	(3,563)	(4,863)
Comprehensive income (loss) attributable to Actua Corporation	$(10,680)	$(3,332)	$(33,724)	$8,878

See accompanying Notes to Consolidated Financial Statements.

Actua Corporation

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In Thousands)

(Unaudited)

	Actua Corporation Stockholders' Equity

							Accumulated
	Common Stock		Treasury Stock				Other
					Additional		Comprehensive	Non-
					Paid-In	Accumulated	Income	controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	(AOCI)	Interest	Total
Balance as of December 31, 2012	42,155	$42	(4,211)	$(28,973)	$3,549,533	$(3,254,744)	$40	$73,134	$339,032
Equity-based compensation expense
related to stock appreciation rights
(SARs) and stock options	-	-	-	-	1,801	-	-	-	1,801
Equity-based compensation related to
deferred stock units (DSUs)	-	-	-	-	282	-	-	-	282
Equity-based compensation related to
restricted stock (RS)	-	-	-	-	3,446	-	-	-	3,446
Issuance of DSUs	53	-	-	-	262	-	-	-	262
Issuance of RS, net of forfeitures and
surrenders	129	-	-	-	(331)	-	-	-	(331)
Exercise of SARs and stock options, net
of surrenders	100	-	-	-	(709)	-	-	-	(709)
Impact of redeemable noncontrolling
interest accretion	-	-	-	-	(675)	-	-	-	(675)
Impact of sale of consolidated
subsidiaries	-	-	-	-	-	-	-	(28,144)	(28,144)
Impact of subsidiary equity transactions	-	-	-	-	2,299	-	-	494	2,793
Repurchase of common stock	-	-	(642)	(7,436)	-	-	-	-	(7,436)
Noncontrolling owners share of AOCI of
consolidated subsidiaries	-	-	-	-	-	-	88	(88)	-
Net income (loss)	-	-	-	-	-	8,878	-	(4,856)	4,022
Balance as of September 30, 2013	42,437	$42	(4,853)	$(36,409)	$3,555,908	$(3,245,866)	$128	$40,540	$314,343

See accompanying Notes to Consolidated Financial Statements.

Actua Corporation

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY – (CONTINUED)

(In Thousands)

(Unaudited)

	Actua Corporation Stockholders' Equity

							Accumulated
	Common Stock		Treasury Stock				Other
					Additional		Comprehensive	Non-
					Paid-In	Accumulated	Income	controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	(AOCI)	Interest	Total
Balance as of December 31, 2013	43,333	$43	(5,118)	$(40,998)	$3,536,761	$(3,045,685)	$40	$23,517	473,678
Equity-based compensation expense
related to stock appreciation rights
(SARs) and stock options		-	-	-	646		-	-	646
Equity-based compensation related to
deferred stock units (DSUs)	-	-	-	-	347		-	-	347
Equity-based compensation related to
restricted stock (RS)	-	-	-	-	15,431		-	-	15,431
Issuance of DSUs	36	-	-	-	258		-	-	258
Issuance of RS, net of forfeitures and
surrenders	2,802	3	-	-	(1,441)		-	-	(1,438)
Exercise of SARs and stock options, net
of surrenders	130	-	-	-	(1,356)		-	-	(1,356)
Impact of redeemable noncontrolling
interest accretion	-	-	-	-	(1,940)		-	-	(1,940)
Impact of subsidiary equity transactions					279			(181)	98
Repurchase of common stock	-	-	(174)	(2,752)	-				(2,752)
Net income (loss)	-	-			-	(33,724)	-	(3,555)	(37,279)
Balance as of September 30, 2014	46,301	$46	(5,292)	$(43,750)	$3,548,985	$(3,079,409)	$40	$19,781	$445,693

See accompanying Notes to Consolidated Financial Statements.

ACTUA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
OPERATING ACTIVITIES - continuing operations
Net income (loss)	$(37,287)	$3,927
(Income) loss from discontinued operations, including gain on sale, net of tax	(3,789)	(35,654)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	9,582	9,292
Equity-based compensation	16,972	6,039
Impairment related and other	1,092	767
Other (income) loss	(1,020)	178
Equity loss	776	1,919
Current income tax benefit related to income from discontinued operations	(2,931)	-
Changes in operating assets and liabilities - net of acquisitions:
Accounts receivable, net	(6,150)	(5,507)
Prepaid expenses and other assets	(34)	(1,978)
Accounts payable	(381)	(2,631)
Accrued expenses	(655)	126
Accrued compensation and benefits	(1,408)	683
Deferred revenue	6,822	7,074
Other liabilities	(356)	107
Cash flows provided by (used in) operating activities	(18,767)	(15,658)
INVESTING ACTIVITIES - continuing operations
Capital expenditures, net	(3,368)	(895)
Change in restricted cash	43	(7)
Proceeds from sales/distributions of ownership interests	8,795	73,469
Proceeds from marketable securities	-	760
Ownership acquisition, net of cash acquired	(9,917)	(13,528)
Cash flows provided by (used in) investing activities	(4,447)	59,799
FINANCING ACTIVITIES – continuing operations
Acquisition of noncontrolling interest in subsidiary equity	(451)	(1,403)
Borrowings of long-term debt	-	4,900
Repayment of long-term debt and capital lease obligations	(12,641)	(1,315)
Purchase of treasury stock	(2,064)	(7,436)
Tax withholdings related to equity-based awards	(2,794)	(1,005)
Cash received for stock option exercises	50	-
Other financing activities	-	(79)
Cash flows provided by (used in) financing activities	(17,900)	(6,338)
Effect of exchange rate on cash flows and cash equivalents
Discontinued Operations
Cash flows provided by (used in) operating activities	(1,153)	4,612
Cash flows provided by (used in) investing activities	-	(2,391)
Cash flows provided by (used in) financing activities	-	(4,253)
Net increase (decrease) in cash and cash equivalents from discontinued operations	(1,153)	(2,032)
Net increase (decrease) in cash and cash equivalents	(42,267)	35,771
Cash and cash equivalents at beginning of period	334,657	45,435
Cash and cash equivalents at end of period	292,390	81,206
Less: Cash and cash equivalents - discontinued operations	-	22,585
Cash and cash equivalents - continuing operations	$292,390	$58,621

See accompanying Notes to Consolidated Financial Statements.

ACTUA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. The Company

Description of the Company

Actua Corporation (together with its subsidiaries, “Actua” (f/k/a ICG Group, Inc.)) was formed on March 4, 1996 and is a multi-vertical cloud technology company with offerings that create unique and compelling value for our customers and provide transformative efficiency to vertical markets worldwide.

Basis of Presentation

The Consolidated Financial Statements contained herein (the “Consolidated Financial Statements”) include the accounts of Actua Corporation and its wholly-owned subsidiaries, wholly-controlled subsidiaries and majority-owned subsidiaries.

Actua’s Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013 include the financial position of the following majority-owned subsidiaries:

As of:
September 30, 2014	December 31, 2013
Bolt	Bolt
GovDelivery	GovDelivery
MSDSonline	MSDSonline
QC Holdings (1)	QC Holdings (1)

Actua’s Consolidated Statements of Operations and Comprehensive Income (Loss) (its “Consolidated Statements of Operations”) for the three and nine months ended September 30, 2014 and 2013 included the results of the following majority-owned subsidiaries:

Three Months Ended September 30,		Nine Months Ended September 30,
2014	2013	2014	2013
Bolt	Bolt	Bolt	Bolt
GovDelivery	GovDelivery	GovDelivery	GovDelivery
MSDSonline	MSDSonline	MSDSonline	MSDSonline
QC Holdings (1)		QC Holdings (1)	CIML (2)

(1)

QC Holdings, Inc. (f/k/a WhiteFence, Inc. (“WhiteFence”)) (“QC Holdings”) is the entity that holds the remaining assets of WhiteFence following the sale of substantially all of WhiteFence’s assets to Allconnect, Inc. (“Allconnect”) on October 28, 2013.  The $2.7 million of net assets of QC Holdings consists primarily of a receivable related to a deferred payment from the Allconnect transaction and the legal rights to a patent.

(2)

CIML was a consolidated company from July 11, 2012, when Actua increased its ownership in that company to 52%, until February 20, 2013, when Actua’s equity ownership interest in CIML was reduced to 38% as a result of the exercise of existing warrants and options in conjunction with the sale of Channel Intelligence to Google. As a result of that sale, Channel Intelligence is presented as discontinued operations in the Consolidated Financial Statements for the relevant periods and is not included in the table above; CIML (excluding Channel Intelligence) continues to be included in continuing operations in Actua’s Consolidated Financial Statements for the period for which it was consolidated.

ACTUA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

2. Significant Accounting Policies

Principles of Accounting for Ownership Interests

The various interests that Actua acquires in its businesses are accounted for under one of three methods: the consolidation method, the equity method and the cost method. The applicable accounting method is generally determined primarily based on Actua’s voting interest in a company.

Consolidation Method. Businesses in which (1) Actua directly or indirectly owns more than 50% of the outstanding voting securities, and (2) other stockholders do not possess the right to affect significant management decisions are generally accounted for under the consolidation method of accounting. Participation of other stockholders in the net assets and in the earnings or losses of a consolidated subsidiary is reflected in the line items “Noncontrolling interests” in Actua’s Consolidated Balance Sheets and “Net income (loss) attributable to the noncontrolling interest” in Actua’s Consolidated Statements of Operations. Noncontrolling interest adjusts Actua’s consolidated results of operations to reflect only Actua’s share of the earnings or losses of the consolidated subsidiary.

Any changes in Actua’s ownership interest in a consolidated subsidiary, through additional equity issuances (whether to Actua or otherwise) by the consolidated subsidiary or through Actua acquiring equity interests from existing shareholders, in which Actua maintains control is recognized as an equity transaction, with appropriate adjustments to both Actua’s additional paid-in capital and the corresponding noncontrolling interests. The difference between the carrying amount of Actua’s ownership interest in the company and the underlying net book value of the company after the issuance of stock by the company is reflected as an equity transaction in Actua’s Consolidated Statements of Changes in Equity.

An increase in Actua’s ownership interest in a business accounted for under the equity or cost method of accounting in which Actua obtains a controlling financial interest is accounted for as a step acquisition, with an allocation of the purchase price to the fair value of the net assets acquired. In addition, Actua remeasures its previously held ownership interest in a business that was previously not consolidated at the acquisition date fair value; any gain or loss resulting from such a remeasurement is recognized in Actua’s Consolidated Statements of Operations at the time of the remeasurement. Actua begins to include the financial position and operating results of the newly-consolidated subsidiary in its Consolidated Financial Statements from the date Actua obtains the controlling financial interest in that subsidiary. If control is lost, any retained interest is measured at fair value, and a gain or loss is recognized in Actua’s Consolidated Statements of Operations at that time. In addition, to the extent Actua maintains a smaller equity ownership, the accounting method used for that business is adjusted to the equity or cost method of accounting, as appropriate, for subsequent periods.

Equity Method. Businesses that are not consolidated, but over which Actua exercises significant influence, are accounted for under the equity method of accounting and are referred to in the Notes to Consolidated Financial Statements as “equity method businesses.” The determination as to whether or not Actua exercises significant influence with respect to a business depends on an evaluation of several factors, including, among others, representation on the company’s board of directors and equity ownership level, which is generally between a 20% and a 50% interest in the voting securities of an equity method business, as well as voting rights associated with Actua’s holdings in common stock, preferred stock and other securities in that company. Actua’s share of the earnings and/or losses of the company, as well as any adjustments resulting from prior period finalizations of equity income/losses, are reflected in the line item “Equity loss” in Actua’s Consolidated Statements of Operations.

An increase in Actua’s ownership interest in an equity method business over which Actua maintains significant influence is accounted for as a step acquisition, with an allocation of the excess purchase price to the fair value of the net assets acquired. A decrease in Actua’s ownership interest in an equity method business over which Actua maintains significant influence is accounted for as a dilution gain or loss in Actua’s Consolidated Statements of Operations and reflects the difference between Actua’s share of the underlying net assets of that company prior to the relevant change in ownership and Actua’s share of the underlying net assets of that company subsequent to the relevant change in ownership.

Cost Method. Businesses not accounted for under either the consolidation method or equity method of accounting are accounted for under the cost method of accounting and are referred to in these Notes to Consolidated Financial Statements as “cost method businesses.” Actua’s share of the earnings and/or losses of cost method businesses is not included in Actua’s Consolidated Statement of Operations. However, impairment charges related to cost method businesses are recognized in Actua’s Consolidated Statements of Operations. If circumstances suggest that the value of a cost method business with respect to which an impairment charge has been made has subsequently recovered, that recovery is not recorded. The carrying values of Actua’s cost method businesses are reflected in the line item “Equity and cost method businesses” in Actua’s Consolidated Balance Sheets.

ACTUA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

Actua initially records its carrying value in businesses accounted for under the cost method at cost, unless the equity securities of a cost method business have readily determinable fair values based on quoted market prices, in which case the interests are valued at fair value and are classified as marketable securities or some other classification in accordance with guidance for ownership interests in debt and equity securities.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. Those estimates include evaluation of Actua’s convertible debt and equity holdings in businesses, holdings in marketable securities, asset impairment, revenue recognition, income taxes and commitments and contingencies. Management’s estimates and assumptions are based on its best judgments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, such as the current economic environment, that management believes to be reasonable under the circumstances and adjusts its estimates and assumptions when facts and circumstances dictate that it is necessary or appropriate to do so. It is reasonably possible that Actua’s accounting estimates with respect to the ultimate recoverability of Actua’s ownership interests in convertible debt and equity holdings, goodwill and the useful lives of intangible assets could change in the near term and that the effect of such changes on Actua’s consolidated financial statements could be material. Management believes the recorded amounts of goodwill, intangible assets, equity method businesses and cost method businesses were not impaired as of September 30, 2014.

Goodwill, Intangible Assets, Equity Method Businesses and Cost Method Businesses

Actua evaluates its carrying value in equity method businesses and cost method businesses continuously to determine whether an other-than-temporary decline in the fair value of any such business exists and should be recognized. In order to make that determination, Actua considers each such business’ achievement of its business plan objectives and milestones, the fair value of its ownership interest in each such business (which, in the case of any company listed on a public stock exchange, is the quoted stock price of the relevant ownership interest), the financial condition and prospects of each such business, and other relevant factors. The business plan objectives and milestones Actua considers include, among others, those related to financial performance, such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature, such as obtaining key business partnerships or the hiring of key employees. Impairment charges are determined by comparing Actua’s carrying value of a business with the business’ estimated fair value. Fair value is determined by using a combination of estimating the cash flows related to the relevant business, including estimated proceeds on disposition, and an analysis of market price multiples of companies engaged in lines of business similar to the business being evaluated. Actua concluded that the carrying value of its equity method businesses and cost method businesses was not impaired as of September 30, 2014 and December 31, 2013.

Actua tests goodwill for impairment annually during the fourth quarter of each year, or more frequently as conditions warrant, and tests intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Actua concluded that its goodwill and intangible assets were not impaired as of September 30, 2014 and December 31, 2013.

Revenue Recognition

During the three and nine months ended September 30, 2014 and 2013, Actua’s consolidated revenue was primarily attributable to Bolt, GovDelivery and MSDSonline.

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

ACTUA CORPORATION

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

Equity-Based Compensation

Actua recognizes equity-based compensation expense in the Consolidated Financial Statements for all share options and other equity-based arrangements that are expected to vest. Equity-based compensation expense is measured at the date of grant, based on the fair value of the award, and is recognized using the straight-line method over the employee’s requisite service period. Equity-based awards with vesting conditions other than service are recognized based on the probability that those conditions will be achieved.

Discontinued Operations

During the year ended December 31, 2013, Channel Intelligence, Investor Force Holdings, Inc. (“InvestorForce”) and Procurian Inc. (“Procurian”) (all consolidated subsidiaries) were sold. Accordingly, those three businesses are presented as discontinued operations for all periods presented, and Actua has recast all financial information within this Report to conform to the current period presentation.

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

Escrow Information

When an interest in one of Actua’s businesses is sold, a portion of the proceeds may be held in escrow primarily to satisfy purchase price adjustments and/or indemnity claims. Actua records gains on escrowed proceeds at the time Actua is entitled to receive those proceeds, the amount is fixed or determinable and realization is assured. As of September 30, 2014, $19.3 million related to Actua’s potential proceeds from sales of former businesses remained in escrow to satisfy potential or unresolved indemnification claims. The escrowed amounts are scheduled to be released at various dates over the next two years, subject to pending and potential indemnity claims pursuant to the terms of the specific sales agreements. On January 15, 2014, the final escrowed proceeds related to the sale of StarCite, Inc. (“StarCite”) were released. See Note 11, “Other Income (Loss).” On May 30, 2014, and August 26, 2014 the escrowed proceeds related to the sales of Investor Force and Channel Intelligence, respectively, were received by Actua. See Note 5, “Discontinued Operations.”

Concentration of Customer Base and Credit Risk

For both the three and nine month periods ended September 30, 2014 and 2013, none of the customers of Actua’s consolidated businesses represented more than 10% of Actua’s consolidated revenue.

ACTUA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

Commitments and Contingencies

From time to time, Actua and its businesses are involved in various claims and legal actions arising in the ordinary course of business. Actua does not expect any liability with respect to any legal claims or actions, either individually or in the aggregate, that would materially affect its consolidated financial position or cash flows.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current-year presentation. The impact of the reclassifications made to prior year amounts is not material and did not affect net income (loss). Historically, the Company has classified cash outflows associated with tax withholding payments associated with equity-based awards with vesting features as operating activities and has included them within changes in accrued compensation and benefits.  In the third quarter of 2014, the Company has reclassified tax withholding payments associated with equity-based awards with vesting features from an operating activity to a financing activity for the year to date cash flows presented.  The Company believes the financing activity classification is more informative to investors and will make the classification consistent with tax withholding payments associated with equity-based awards that have an exercise feature which have historically been reflected as financing activities. .

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (FASB) issued guidance regarding share-based compensation. The new guidance clarified that share-based compensation performance targets that could be achieved after the requisite service period should be treated as a performance condition that affects vesting, rather than a condition that affects the grant-date fair value of the award. This guidance will be effective for Actua beginning on January 1, 2016. Actua does not expect this guidance to have a significant impact on the Consolidated Financial Statements.

In May 2014, the FASB issued revenue recognition guidance that provides a single, comprehensive revenue recognition model for all contracts with customers. Under the new guidance, an entity will recognize revenue based on amounts the entity expects to be entitled in exchange for the transfer of goods or services. The new guidance also includes enhanced disclosure requirements. This guidance, which will be applied either retrospectively or as a cumulative-effect adjustment as of the date of adoption, will be effective for Actua beginning on January 1, 2017. Actua is in the process of evaluating the adoption alternatives and impact that this new guidance will have on the Consolidated Financial Statements.

In April 2014, the FASB issued accounting guidance on reporting discontinued operations. The new guidance changes the criteria for determining the disposals that qualify as discontinued operations and expands related disclosure requirements. Under the new guidance, a disposal is required to be reported as discontinued operations if the disposal represents a strategic shift that will have a major effect on an entity’s operations and financial results. This guidance, which will be applied prospectively, will be effective for Actua for new disposals and disposal groups classified as held for sale beginning on January 1, 2015.  Actua does not expect this guidance to have a significant impact on the Consolidated Financial Statements.

In July 2013, the FASB issued guidance that provides clarification on the financial statement presentation of unrecognized tax benefits. The new guidance requires standard presentation of an unrecognized tax benefit when a carryforward related to net operating losses or tax credits exists. This guidance was effective for Actua on January 1, 2014; the adoption of this guidance did not have a significant impact on the Consolidated Financial Statements.

3. Goodwill and Intangible Assets

Goodwill

The following table summarizes the activity related to Actua’s goodwill (in thousands):

	Gross Carrying	Accumulated	Net Carrying
	Amount	Impairment	Amount
		Losses
Goodwill as of December 31, 2013	$90,770	$(304)	$90,466
Goodwill associated with KMI acquisition as of September 30, 2014	6,835	-	6,835
Goodwill as of September 30, 2014	$97,605	$(304)	$97,301

As of September 30, 2014 and December 31, 2013, all of Actua’s goodwill was allocated to its consolidated businesses.

ACTUA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

Intangible Assets

The following table summarizes Actua’s intangible assets from continuing operations (in thousands):

		As of September 30, 2014
		Gross Carrying	Accumulated	Net Carrying
Intangible Assets	Useful Life	Amount	Amortization	Amount
Customer relationships	1-11 years	$48,469	$(13,046)	$35,423
Trademarks/trade names	3-11 years	16,113	(3,612)	12,501
Technology	5-10 years	9,927	(3,476)	6,451
Non-compete agreements	2-5 years	3,666	(3,067)	599
Other intellectual property (1)	2 years	400	-	400
		78,575	(23,201)	55,374
Other intellectual property	Indefinite	300	-	300
		$78,875	$(23,201)	$55,674

(1) Actua currently estimates the residual value of this asset to be $0.4 million.

		As of December 31, 2013
		Gross Carrying	Accumulated	Net Carrying
Intangible Assets	Useful Life	Amount	Amortization	Amount
Customer relationships	1-11 years	$45,601	$(9,546)	$36,055
Trademarks/trade names	3-11 years	15,813	(2,373)	13,440
Technology	5-10 years	9,527	(2,161)	7,366
Non-compete agreements	2-5 years	3,666	(2,172)	1,494
		74,607	(16,252)	58,355
Other intellectual property	Indefinite	400	-	400
		$75,007	$(16,252)	$58,755

Amortization expense for intangible assets during the three and nine month periods ended September 30, 2014 was $2.4 million and $7.0 million, respectively. Amortization expense for intangible assets during the three and nine month periods ended September 30, 2013 was $2.2 million and $6.2 million, respectively. Actua amortizes intangible assets using the straight line method.

Remaining estimated amortization expense for the respective years set forth below is as follows (in thousands):

2014 (remaining three months)	2,406
2015	8,719
2016	8,309
2017	7,849
2018	6,530
Thereafter	21,161
Remaining amortization expense	$54,974

Impairment

Actua conducts its annual impairment testing in the fourth quarter of each year or more frequently as conditions warrant. There were no impairment charges related to goodwill or intangible assets associated with Actua’s consolidated subsidiaries during the three and nine-month periods ended September 30, 2014 and 2013.

ACTUA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

4. Consolidated Businesses

Acquisitions

On August 9, 2013, Bolt acquired Superior Access Insurance Services, Inc. (“Superior Access”) for $8.7 million in cash. Bolt has estimated the allocation of purchase price to the acquired tangible and identifiable intangible assets and liabilities based upon their respective estimated fair values at the date of acquisition.

On August 8, 2014, MSDSonline acquired Knowledge Management Innovations, LTD (“KMI”) for $10.3 million in cash, including working capital adjustments and up to an additional $2.0 million earnout for certain performance measures. MSDSonline has estimated the allocation of the purchase price to the acquired tangible and identifiable intangible assets and liabilities based upon their provisional respective fair values at the date of acquisition.

On November 3, 2014, Actua acquired all of the issued and outstanding stock of FolioDynamix for approximately $201.0 million in cash, subject to adjustments for working capital, indemnification claims and other items. Actua will allocate the purchase price to the acquired tangible and identifiable intangible assets and liabilities based upon their respective fair values at the date of acquisition. FolioDymanix’s results will be included in our consolidated financial statements beginning on November 3, 2014.

The allocations of the purchase price related to the acquisitions of Superior Access and KMI to identified intangible assets and tangible assets and liabilities are as follows (in thousands):

	Superior Access	KMI
Net assets acquired:
Goodwill	$2,654	$6,835
Customer lists (5-11 year life)	4,000	2,900
Trademarks, trade names and domain names (5-11 year life)	1,100	300
Technology (5 year life)	1,300	400
Other net assets (liabilities)	(343)	1,165
	$8,711	$11,600

Redeemable Noncontrolling Interest

Certain GovDelivery stockholders have the ability to require GovDelivery to redeem their shares in 2015 and 2016 based on a fair value determination.  Additionally, certain MSDSonline stockholders have the ability to require MSDSonline to redeem their shares in 2015, 2016 and 2017 based on a fair value determination. Because those redemptions are outside the control of the respective businesses, Actua has classified this noncontrolling interest outside of equity and will accrete to its estimated redemption value with an offset to additional paid-in capital. This noncontrolling interest is classified as “Redeemable noncontrolling interest” in Actua’s Consolidated Balance Sheets.

The following is a reconciliation of the activity related to Actua’s redeemable noncontrolling interest during the nine months ended September 30, 2014 and 2013 (in thousands):

Balance at December 31, 2012	$3,383
Redeemable noncontrolling interest portion of subsidiary net income/(loss)	(102)
Accretion to estimated redemption value	570
Balance at September 30, 2013	$3,851

Balance at December 31, 2013	$3,442
Redeemable noncontrolling interest portion of subsidiary net income/(loss)	(8)
Accretion to estimated redemption value	1,940
Impact of subsidiary equity transactions	9
Balance at September 30, 2014	$5,383

ACTUA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

Other Consolidated Businesses Transactions

From time to time, Actua acquires additional equity ownership interests in its consolidated businesses. Purchasing equity ownership interests from a consolidated business’ existing shareholders results in an increase in Actua’s controlling interest in that business and a corresponding decrease in the noncontrolling interest ownership. Those transactions are accounted for as decreases to “Noncontrolling interests” and decreases to “Additional paid-in capital” in Actua’s Consolidated Balance Sheets for the relevant periods. Actua may also acquire additional equity ownership interests in its consolidated businesses, either from existing holders or as a result of share issuances by one or more of those businesses, and Actua’s equity ownership interests may be diluted by any such share issuances to other parties. An issuance of equity securities by a consolidated business that results in a decrease in Actua’s equity ownership interests is accounted for in accordance with the policy for “Principles of Accounting for Ownership Interests” described in Note 2, “Significant Accounting Policies.” Other changes to Actua’s equity ownership interests in its consolidated businesses, as well as equity-based compensation award activity at those businesses, also result in adjustments to “Additional paid-in capital” and “Noncontrolling interests” in Actua’s Consolidated Balance Sheets. The impact of any equity-related transactions at Actua’s consolidated businesses is included in the line item “Impact of subsidiary equity transactions” in Actua’s Consolidated Statements of Changes in Equity. The impact of these changes to the noncontrolling interest are also included in the line item “Impact of subsidiary equity transactions” in Actua’s Consolidated Statements of Changes in Equity for the relevant period. These amounts primarily relate to Actua’s acquisition of additional equity ownership interests in our consolidated businesses from noncontrolling interests.

Pro Forma Information

The information in the following table represents the revenue, net income (loss) from continuing operations that would have been attributable to Actua Corporation and the net income (loss) from continuing operations per diluted share that would have been attributable to Actua Corporation for the relevant periods had Bolt owned Superior Access in the three- and nine- month periods ended September 30, 2013 and had MSDSonline owned KMI in the three- and nine- month periods ended September 30, 2014 and September 30, 2013, respectively (in thousands, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenue	$21.1	$18.3	$60.8	$51.2
Net income (loss) from continuing operations attributable to Actua Corporation	$(13.1)	$(8.0)	$(37.4)	$(28.3)
Net income (loss) from continuing operations per diluted share attributable to Actua Corporation	$(0.35)	$(0.22)	$(1.00)	$(0.77)

5. Discontinued Operations

During the year ended December 31, 2013, three of Actua’s consolidated subsidiaries, InvestorForce, Channel Intelligence and Procurian, were sold.

On January 29, 2013, InvestorForce was sold to MSCI Inc. (“MSCI”) for $23.6 million in cash. Actua’s proceeds from the sale were $20.8 million, a portion of which were held in escrow and subject to potential indemnification claims. Actua recorded a gain of $15.7 million related to the transaction during the nine months ended September 30, 2013; that gain is included in the line item “Income (loss) from discontinued operations, including gain on sale, net of tax” in Actua’s Consolidated Statements of Operations for the nine months ended September 30, 2013. During the nine months ended September 30, 2014, Actua recognized a gain of $2.1 million related to the release of escrowed proceeds from the sale of InvestorForce. That gain is included in the line item “Income (loss) from discontinued operations, including gain on sale, net of tax” in Actua’s Consolidated Statements of Operations for the three and nine months ended September 30, 2014.

On February 20, 2013, Channel Intelligence was sold to Google for $125.0 million in cash. Actua realized $60.5 million in the transaction, a portion of which was held in escrow and subject to potential indemnification claims. Actua recorded a gain of $17.8 million related to the transaction in 2013; that gain is included in the line item “Income (loss) from discontinued operations, including gain on sale, net of tax” in Actua’s Consolidated Statements of Operations for the nine months ended September 30, 2013. During the three months ended September 30, 2014, Actua recognized a gain of $5.8 million related to the release of escrow proceeds from the sale of Channel Intelligence. That gain is included in the line item “Income (loss) from discontinued operations, including gain on sale, net of tax” in Actua’s Consolidated Statement of Operations for the three and nine months ended September 30, 2014.

ACTUA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

On December 4, 2013, Procurian was sold to an affiliate of Accenture plc (“Accenture”) for $375.0 million in cash. Actua realized $327.8 million in the transaction, a portion of which is being held in escrow and is subject to potential indemnification claims. Actua recorded a gain of $224.9 million related to the transaction during the fourth quarter of 2013. During the nine months ended September 30, 2014, Actua received proceeds from a working capital adjustment related to the Procurian sale.  Actua recognized a gain of less than $0.1 million, representing the amount of cash received, which is included in the line item “Income (loss) from discontinued operations, including gain on sale, net of tax”  in Actua’s Consolidated Statements of Operations for the nine months ended September 30, 2014.

InvestorForce, Channel Intelligence and Procurian have been accounted for as discontinued operations. The results of operations and cash flows of each of those businesses have been reclassified from the results of continuing operations and are shown separately in Actua’s Consolidated Statements of Operations and Actua’s Consolidated Statements of Cash Flows for all relevant periods presented. The assets and liabilities of these discontinued operations have been reclassified and are reflected in the line items “Assets of discontinued operations” and “Liabilities of discontinued operations” in Actua’s Consolidated Balance Sheets as of September 30, 2013. Consistent with Actua’s policy election, Actua’s proceeds from the InvestorForce and Channel Intelligence transactions are reflected in cash flows provided by investing activities from continuing operations in Actua’s Consolidated Statement of Cash Flows for the three and nine months ended September 30, 2013. The results of Actua’s discontinued operations for the three and nine months ended September 2013 are summarized below (in millions):

			Procurian
Three months ended September 30, 2013
Revenue (through date of respective sale)			$33.9
Actua Corporation’s share of net income (loss) (through date of respective sale)			$1.7

	InvestorForce	Channel Intelligence	Procurian
Nine months ended September 30, 2013
Revenue (through date of respective sale)	$0.8	$3.1	$103.5
Actua Corporation’s share of net income (loss) (through date of respective sale)	$(0.5)	$(2.5)	$4.1

Income tax benefit of $3.0 million and $3.2 million is included in the line item “Income (loss) from discontinued operations, including gain on sale, net of tax” in Actua’s Consolidated Statements of Operations for the three and nine months ended September 30, 2013, respectively.

During the three months ended September 30, 2014, Actua recognized a loss of $1.2 million related to the payment of Procurian’s 2013 federal consolidated tax return. That loss is included in the line item “Income (loss) from discontinued operations, including gain on sale, net of tax” in Actua’s Consolidated Statement of Operations for the three and nine months ended September 30, 2014.

6. Equity and Cost Method Businesses

Equity Method Businesses

The following unaudited summarized financial information relates to Actua’s businesses accounted for under the equity method of accounting as of September 30, 2014 and December 31, 2013. This aggregate information has been compiled from the financial statements of those businesses.

ACTUA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

Balance Sheets (Unaudited)

	September 30,	December 31,
	2014 (2)	2013 (1)
	(in thousands)

Cash and cash equivalents	$4,514	$5,909
Other current assets	800	2,002
Non-current assets	67	399
Total assets	$5,381	$8,310

Current liabilities (including current portion of long-term debt)	$9,370	$11,085
Non-current liabilities	54	65
Long-term debt	-	-
Stockholders' deficit	(4,043)	(2,840)
Total liabilities and stockholders' deficit	$5,381	$8,310

Total carrying value	$-	$775

(1)	Includes (Actua voting ownership): Acquirgy, Inc. (“Acquirgy”) (25%) and CIML (38%).
(2)	Includes (Actua voting ownership): Acquirgy (25%)).

As of September 30, 2014, Actua’s aggregate carrying value in its equity method businesses exceeded Actua’s share of the net assets of those businesses by $0.9 million. Of this excess, $0.4 million is allocated to goodwill, which is not amortized, and $0.5 million is allocated to intangibles, which are generally being amortized over five years. As of December 31, 2013, this excess was $1.3 million, $0.6 million of which was allocated to goodwill, and $0.7 million of which was allocated to intangibles. Amortization expense associated with those intangibles for the three and nine months ended September 30, 2014 was less than $0.1 million and $0.1 million, respectively. Amortization expense associated with those intangibles for each of the three and nine months ended September 30, 2013 was less than $0.1 million. That amortization expense is included in the table below in the line item “Amortization of intangible assets” and is included in the line item “Equity loss” in Actua’s Consolidated Statements of Operations.

Results of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014 (1)	2013 (2)	2014 (1)	2013 (2)
	(in thousands)		(in thousands)
Revenue	$1,421	$15,353	$7,229	$40,948

Net income (loss)	$(548)	$(750)	$(1,186)	$(5,938)

Equity income (loss) excluding impairments and
amortization of intangible assets	$(10)	$(247)	$(546)	$(1,802)
Amortization of intangible assets	(48)	(48)	(144)	(117)
Total equity income (loss)	$(58)	$(295)	$(690)	$(1,919)

(1)	Includes Acquirgy and CIML.
(2)	Includes Acquirgy, CIML (from February 20, 2013, the date of deconsolidation), Freeborders, Inc. (“Freeborders”) and WhiteFence.

Cost Method Businesses

Actua’s carrying value of its holdings in cost method businesses was $19.6 million as of both September 30, 2014 and December 31, 2013. Those amounts are reflected in the line item “Equity and cost method businesses” in Actua’s Consolidated Balance Sheets as of the relevant dates.

ACTUA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

Actua owns approximately 9% of Anthem Ventures Fund, L.P. (formerly eColony, Inc.) and Anthem Ventures Annex Fund, L.P. (collectively, “Anthem”), which invest in technology companies. Actua acquired its interest in Anthem in 2000 and currently has no carrying value in Anthem. Accordingly, the receipt of distributions from Anthem by Actua would result in a gain at the time Actua receives those distributions.

Impairments

Actua performs ongoing business reviews of its equity and cost method businesses to determine whether Actua’s carrying value in those businesses is impaired. Actua determined its carrying value in its equity and cost method businesses was not impaired during the three and nine months ended September 30, 2014 and the year ended December 31, 2013.

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

The fair value hierarchy of Actua’s financial assets measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 was as follows (in thousands):

		Valuation
	Asset (liability) at	Technique
	September 30, 2014	(Approach)	Level 1	Level 2	Level 3

Cash equivalents (money market accounts and
commercial paper investments)	$285,459	Market	$285,459	$-	$-
	$285,459		$285,459	$-	$-

		Valuation
	Asset (liability) at	Technique
	December 31, 2013	(Approach)	Level 1	Level 2	Level 3

Cash equivalents (money market accounts)	$325,652	Market	$325,652	$-	$-
	$325,652		$325,652	$-	$-

ACTUA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

8. Debt

Long-Term Debt

Actua’s debt as of September 30, 2014, is a $0.5 million term loan with an 8% interest rate; this term loan described below matures in August 2015 and therefore this debit is included in the line item Current maturities of long term debt on the Consolidated Financial Statements

Actua’s long-term debt as of December 31, 2013 as described below, consisted of the following:

		As of
	Interest	December 31,
	Rates	2013
		(in thousands)

Term loans and lines of credit	5.5% - 11.65%	$11,910
Current maturities		(5,902)
Long-term debt		$6,008

Loan and Credit Agreements

On August 9, 2013, Bolt entered into certain loan agreements with Neurone II Investments G.P. Ltd. (“Neurone”). Those agreements provide for a term loan of $0.5 million that is subject to an interest rate of 8.0% and matured on August 9, 2014 with options which have extended the maturity date to August 9, 2015. The loan has a fair value as of both September 30, 2014 and December 31, 2013 of $0.5 million. As of both September 30, 2014 and December 31, 2013, $0.5 million is outstanding under the term loan, which is included in the line item “Term loans and lines of credit” in the table above.

On April 13, 2011, Bolt entered into an agreement with Horizon Technology Finance Corporation (“Horizon”) that provided for a loan in the amount of $5.0 million. That loan was subject to an interest rate of 11.75% and initially matured on November 1, 2014. On October 26, 2012, Bolt entered into an additional agreement with Horizon that provided for the repayment of the original $5.0 million loan and the issuance of two new loans of $5.0 million each, both subject to a stated interest rate of 11.65%. Principal and interest payments related to the two loans were payable monthly (interest only payments were payable monthly for the first twelve months). Both loans were secured by Bolt’s assets, with maturities on May 1, 2016, and were subject to prepayment penalties. In June 2014, those loans were repaid, including the prepayment fees and financing charges.

On November 30, 2012, GovDelivery entered into loan agreements with Venture Bank that provided for a $2.0 million revolving credit facility that matured on November 30, 2013, and a $2.5 million term loan that was set to mature on November 30, 2017, in order to fund GovDelivery’s 2013 initiatives of replacing existing equipment and expanding the company’s data centers. Both the revolving credit facility and the term loan were secured by GovDelivery’s assets. Each of the line of credit and the term loan was subject to a base interest rate equal to the prime rate plus 2.0% but in no case less than 5.5%. There was no amount outstanding under the line of credit as of December 31, 2013, and $2.2 million was outstanding under the term loan as of December 31, 2013. The term loan had a fair value as of December 31, 2013 of $2.2 million. The amounts outstanding for the 2013 period are included in the line item “Term loans and lines of credit” in the table above. In January 2014, the term loan was repaid; accordingly, the $2.2 million outstanding balance as of December 31, 2013 was included in the line item “Current maturities of long term debt” in Actua’s Consolidated Balance Sheets as of December 31, 2013. There was no prepayment penalties incurred upon the repayment of that debt.

ACTUA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

9. Treasury Stock

Actua has been authorized, pursuant to a share repurchase program, to repurchase, from time to time, shares of Common Stock in the open market, in privately negotiated transactions or pursuant to trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act. The program was adopted in 2008 and was most recently expanded in 2013 to allow for the repurchase of up to $150.0 million of shares of our Common Stock. During the three and nine months ended September 30, 2014, Actua repurchased 174,310 shares of its Common Stock at an average stock price of $15.75 per share. Actua did not repurchase any shares of its Common Stock during the three months ended September 30, 2013, and, during the nine months ended September 30, 2013, Actua repurchased 641,300 shares, of its Common Stock at an average stock price of $11.56 per share. Subsequent to September 30, 2014 and through the date of this report, Actua repurchased an additional 432,417 shares of its Common Stock at an average stock price of $16.78 per share. Since commencement of the program, Actua has repurchased a total of 5,724,664 shares of Common Stock at an average purchase price of $8.87 per share. As of the date of this Report, Actua may repurchase an additional $99.2 million of its Common Stock under the program. All repurchases are reflected in the line item “Treasury stock, at cost” as a reduction of Stockholders’ Equity in Actua’s Consolidated Balance Sheets in the relevant periods.

10. Equity-Based Compensation

Equity-based compensation awards may be granted to Actua employees, directors and consultants under Actua’s 2005 Omnibus Equity Compensation Plan, as such has been amended from time to time (the “Plan”). Generally, the grants vest over a period from one to four years and expire eight to ten years after the grant date. Most businesses in which Actua holds equity ownership interests also maintain their own equity incentive/compensation plans.

Actua issues the following types of equity-based compensation to its employees and non-employee directors: (1) stock appreciation rights (SARs), (2) stock options, (3) restricted stock (often subject to performance-based or market-based conditions) and (4) deferred stock units (DSUs). Actua’s grants of equity-based compensation are approved by the Compensation Committee of its Board of Directors. The following table summarizes the equity-based compensation recognized in the respective periods; that equity-based compensation is included in operating expenses, primarily in the line item “General and administrative” in Actua’s Consolidated Statements of Operations.

Equity-Based Compensation (in thousands, except weighted average years):

	Three Months Ended September 30,		Nine Months Ended September 30,		Unrecognized Equity-Based Compensation as of	Weighted Average Years Remaining of Equity-Based Compensation as of
	2014	2013	2014	2013	September 30, 2014	September 30, 2014
SARs	$195	$599	$646	$1,801	$666	1.51
Restricted Stock	5,870	1,020	15,431	3,446	42,015	2.50
DSUs	99	96	347	282	116	0.30
	6,164	1,715	16,424	5,529	42,797
Equity-Based Compensation for Consolidated Businesses	193	165	548	510	978	1.57
Total Equity-Based Compensation	$6,357	$1,880	$16,972	$6,039	$43,775

SARs

Each SAR represents the right of the holder to receive, upon exercise of that SAR, shares of Actua Common Stock equal to the amount by which the fair market value of a share of that Common Stock on the date of exercise of the SAR exceeds the base price of the SAR. The base price is determined by the NASDAQ closing price of Actua’s Common Stock on the date of grant (or the closing price on the next trading day if there are no trades in Actua’s Common Stock on the date of grant). The fair value of each SAR is estimated on the grant date using the Black-Scholes option-pricing model. SARs generally vest over four years, with 25% vesting on the first anniversary of the grant date, and the remaining 75% vesting ratably each month over the subsequent 36 months.

ACTUA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

Activity with respect to SARs during the three and nine months ended September 30, 2014 and 2013 was as follows:

	Three Months Ended September 30,
	2014			2013
	Number of SARs	Weighted Average Base Price	Weighted Average Fair Value	Number of SARs	Weighted Average Base Price	Weighted Average Fair Value
Granted	500	$17.31	$9.48	-	$-	$-
Exercised (1)	3,165	$10.54	$5.67	220,874	$7.59	$4.55
Forfeited	5,001	$10.16	$5.44	-	$-	$-

	Nine Months Ended September 30,
	2014			2013
	Number of SARs	Weighted Average Base Price	Weighted Average Fair Value	Number of SARs	Weighted Average Base Price	Weighted Average Fair Value
Granted	500	$17.31	$9.48	-	$-	$-
Exercised (1)	321,442	$8.21	$4.73	376,362	$12.43	$7.46
Forfeited	5,001	$10.16	$5.44	5,346	$9.95	$5.39

(1)

The exercise of SARs listed in the three-month period table resulted in the issuance of 897 shares and 55,619 shares of Actua’s Common Stock during the three months ended September 30, 2014 and 2013, respectively. The exercise of SARs listed in the nine-month period table resulted in the issuance of 129,990 shares and 99,851 shares of Actua’s Common Stock during the nine months ended September 30, 2014 and 2013, respectively.

There were 906,865 SARs and 1,232,808 SARs outstanding as of September 30, 2014 and December 31, 2013, respectively. The aggregate intrinsic value of the SARs outstanding as of September 30, 2014 and December 31, 2013 was $6.3 million and $12.0 million, respectively.

Stock Options

The fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model. Stock options generally vest ratably over four years: 25% vest on the first anniversary of the grant date, and the remaining 75% vest ratably each month over the subsequent 36 months.

There was no activity with respect to stock options during the three and nine months ended September 30, 2014 and 2013. There were 250 stock options outstanding as of both September 30, 2014 and December 31, 2013; the aggregate intrinsic value of the stock options outstanding as of both September 30, 2014 and December 31, 2013 was less than $0.1 million.

SARs and Stock Options Fair Value Assumptions

Actua estimates the grant date fair value of SARs and stock options using the Black-Scholes option-pricing model, which requires the input of highly subjective assumptions. Those assumptions include estimating the expected life of the award and estimating volatility of Actua’s stock price over the expected term. Expected volatility approximates the historical volatility of Actua’s Common Stock over the period, commensurate with the expected term of the award. The expected term calculation is based on an average of the award vesting term and the life of the award. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for an instrument with a maturity that is commensurate with the expected term of the award. Changes in the above assumptions, the estimated forfeitures and/or the requisite service period can materially affect the amount of equity-based compensation recognized in Actua’s Consolidated Statements of Operations.

ACTUA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The following assumptions were used to determine the fair value of SARs granted to employees by Actua during the three and nine month periods ended September 30, 2014 and 2013:

	Three and Nine Months Ended September 30,
	2014	2013
Expected volatility	56%	-%
Average expected life of SAR (in years)	6.25	-
Risk-free interest rate	2.12%	-%
Dividend yield	-%	-%

Restricted Stock

Actua periodically issues shares of restricted stock to its employees and non-management directors. Recipients of restricted stock do not pay cash consideration for the shares and have the right to vote all shares subject to the grant and receive all dividends with respect to the shares, whether or not the shares have vested. As of September 30, 2014, issued and unvested shares of restricted stock granted to Actua’s employees vest as follows: (1) 1,505,260 shares of restricted stock vest 25% each year over a four-year period, (2) 137,500 shares of restricted stock vest in equal installments every six months each May and November through 2015, (3) 32,060 shares of restricted stock vest in equal installments every six months each March and September through 2016, (4) 403,448 shares of restricted stock vest upon the achievement of certain performance goals, as discussed below, and (5) 1,694,966 shares of restricted stock vest upon the achievement of certain market conditions, as discussed below. Additionally, as of September 30, 2014, 37,500 shares of restricted stock granted to Actua’s non-management directors vest on the one-year anniversary of the grant date, as discussed below.

During the nine months ended September 30, 2013, in lieu of the right to receive 50% of their respective target bonus amounts under the Actua 2013 Performance Plan (the “2013 Performance Plan”) in cash, senior Actua employees, including each of Actua’s executive officers, were issued a total of 130,440 shares of restricted stock (the “2013 Performance Shares”) (determined based on the value of 50% of their respective individual target bonuses under the 2013 Performance Plan and the closing price of Actua’s Common Stock of $13.09 per share on March 1, 2013, the date of the restricted stock grant). If and to the extent that an individual’s achievement percentage under the 2013 Performance Plan (1) was greater than or equal to 50%, all of that employee’s 2013 Performance Shares vested or (2) was greater than 0% but less than 50%, a portion of that employee’s 2013 Performance Shares equal to two times the achievement percentage vested. All of the 2013 Performance Shares vested during the first quarter of 2014.

During the nine months ended September 30, 2014, in lieu of any right to receive 100% of their respective target bonus amounts under the Actua 2014 Performance Plan (the “2014 Performance Plan”) in cash, senior Actua employees, including Actua’s executive officers, were issued a total of 158,942 shares of restricted stock (the “2014 Performance Shares”) (determined based on the value of their respective individual target bonuses under the 2014 Performance Plan and the closing price of Actua’s Common Stock of $20.33 per share on February 28, 2014, the date of the restricted stock grant). If and to the extent that an individual’s achievement percentage under the 2014 Performance Plan (1) is greater than or equal to 100%, all of that employee’s 2014 Performance Shares will vest or (2) is greater than 0% but less than 100%, a portion of that employee’s 2014 Performance Shares will vest, as determined by the Compensation Committee of Actua’s Board of Directors.

As of September 30, 2014, outstanding shares of restricted stock granted to Actua’s Chief Executive Officer and to its President during 2011 vest as follows: (1) 137,500 shares of restricted stock vest in equal installments each November and May through November 9, 2015 and (2) 366,666 shares of restricted stock vest based on stipulated market thresholds related to Actua’s Common Stock price through December 31, 2015. During the nine months ended September 30, 2014, in light of the sale of Procurian and the resulting improbability of the achievement of the 366,666 performance-based awards that were initially included in that grant, both Actua’s Chief Executive Officer and Actua’s President elected to forfeit those shares of restricted stock.  Actua had reversed previously-recorded equity compensation cost related to those awards during 2013. In the event of a change of control (as defined by the Plan) before December 31, 2015, all of the shares contingent upon the achievement of the stock price metrics would automatically vest, and any unrecognized equity-based compensation expense associated with those awards would be immediately recognized. Additionally, in the event of a change of control during which Actua’s Chief Executive Officer and Actua’s President are terminated, any remaining service-based awards would automatically vest, and any unrecognized equity-based compensation expense associated with those awards would be immediately recognized.

ACTUA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

During the nine months ended September 30, 2014, 2,782,000 shares of restricted stock were granted to Actua’s employees, including Actua’s executive officers.  Those awards vest as follows: (1) 1,453,700 shares of restricted stock vest in equal installments on February 28th of 2015, 2016, 2017 and 2018 and (2) 1,328,300 shares of restricted stock vest based on stipulated market thresholds related to Actua’s Common stock price through February 28, 2018. The vesting of the market-based shares is contingent upon the 45-trading day volume-weighted average price (“VWAP”) of Actua’s Common Stock meeting or exceeding specified 45-trading day VWAP targets ($28.07, $30.16, $32.38 and $34.71) on or before February 28, 2018, with 25% of the shares vesting on the first business day following achievement of each of the targets.  If any of the VWAP targets related to the shares granted during the first quarter of 2014 is achieved (1) on or prior to February 28, 2015, 50% of the shares that would have vested upon achieving the VWAP target will instead vest on the one-year anniversary of the grant, and the remaining 50% of the shares that would have vested upon achieving the VWAP target will instead vest on February 28, 2016, or (2) between March 1, 2015 and February 28, 2016, 50% of the applicable shares will vest on the date of achievement of the VWAP target, and the remaining 50% of the shares that would have vested upon achieving the VWAP target will instead vest on February 28, 2016. If any of the VWAP targets related to the shares granted during the second quarter of 2014 is achieved (1) on or prior to April 4, 2015, 50% of the shares that would have vested upon achieving the VWAP target will instead vest on the one-year anniversary of the grant, and the remaining 50% of the shares that would have vested upon achieving the VWAP target will instead vest on February 28, 2016, or (2) between April 5, 2015 and February 28, 2016, 50% of the applicable shares will vest on the date of achievement of the VWAP target, and the remaining 50% of the shares that would have vested upon achieving the VWAP target will instead vest on February 28, 2016.  The unamortized equity-based compensation as of September 30, 2014 related to these service and market based awards was $37.2 million and will be recognized as follows: $4.3 million in the remaining three months of 2014, $16.2 million in 2015, $8.1 million in 2016, $7.4 million in 2017 and $1.2 million in the first quarter of 2018. To the extent the VWAP targets are achieved prior to Actua’s recognition of the full amount of related equity-based compensation costs, any related unamortized equity-based compensation expense would be immediately recognized, provided that the respective service conditions have been met.

During the nine months ended September 30, 2014, 244,506 shares of restricted stock were granted to certain Actua employees based on certain performance metrics for 2014 and 2015.  These awards will vest to the extent the performance metrics are achieved in each year with a maximum vesting of 100,247 shares in the first quarter of 2015 and a maximum vesting of 144,259 shares in the first quarter of 2016.  To the extent the performance metrics are not met against each year’s measurements, the restricted shares will lapse unvested.

During the nine months ended September 30, 2014 and 2013, Actua granted 37,500 shares and 30,750 shares, respectively, of restricted stock under Actua’s Amended and Restated Non-Management Director Compensation Plan (the “Director Plan”), which are included in the table below. See “Non-Management Director Equity-Based Compensation” in this Note 10 for additional details related to vesting.

Share activity with respect to restricted stock awards for the three and nine months ended September 30, 2014 and 2013 was as follows:

	Three Months Ended September 30,
	2014		2013
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Granted	9,000	$17.31	-	$-
Vested	8,326	$9.25	8,576	$9.25
Forfeited	1,875	$10.22	-	$-

	Nine Months Ended September 30,
	2014		2013
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Granted	3,239,948	$17.22	168,190	$13.06
Vested	245,744	$12.02	146,480	$10.69
Forfeited	368,541	$9.96	10,395	$10.58

There were 3,810,734 shares and 1,185,071 shares of restricted stock issued and unvested as of September 30, 2014 and December 31, 2013, respectively. All 3,810,734 issued and unvested shares of restricted stock at September 30, 2014 are expected to vest.

ACTUA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

Non-Management Director Equity-Based Compensation

Actua periodically issues DSUs and/or shares of restricted stock to its non-management directors in accordance with the Director Plan. Each DSU represents a share of Common Stock into which that DSU will be converted upon the termination of the recipient’s service at Actua. Portions of those DSUs and/or shares of restricted stock vest on each anniversary date of the grant.

In 2014, each non-management director is also entitled to receive quarterly cash payments for his service on the Board of Directors and its committees, as applicable, under the Director Plan. Each director had the option to elect to receive DSUs in lieu of all or a portion of those cash fees. Each participating director receives DSUs representing shares of Actua’s Common Stock with a fair market value equal to the relevant cash fees (with such fair market value determined by reference to the closing Common Stock price reported by NASDAQ on the date these cash fees otherwise would have been paid). DSUs received in lieu of cash fees are fully vested at the time they are granted and are settled in shares of Actua’s Common Stock upon the termination of the recipient’s service at Actua. The expense for those DSUs is recorded when the fees to which the DSUs relate are earned and is included in the line item “General and administrative” on Actua’s Consolidated Statements of Operations (but is not reflected in the summarized Equity-Based Compensation table above).

Share activity with respect to periodically-issued DSUs for the nine months ended September 30, 2014 and 2013 was as follows:

	Nine Months Ended September 30,
	2014		2013
	Number of DSUs	Grant Date Fair Value	Number of DSUs	Grant Date Fair Value
Granted	22,500	$17.63	29,250	$13.09
Vested	29,250	$13.09	41,250	$8.40

There were 22,500 DSUs and 29,250 DSUs issued and unvested at September 30, 2014 and December 31, 2013, respectively. All 22,500 DSUs issued and unvested at September 30, 2014 are expected to vest.

Activity related to grants of DSUs for service in lieu of cash for the three and nine months ended September 30, 2014 and 2013 was as follows:

	Three Months Ended September 30,
	2014		2013
	Number of DSUs	Expense Recognized (in thousands)	Number of DSUs	Expense Recognized (in thousands)
Granted and vested	3,815	$82	8,378	$97

	Nine Months Ended September 30,
	2014		2013
	Number of DSUs	Expense Recognized (in thousands)	Number of DSUs	Expense Recognized (in thousands)
Granted and vested	13,483	$240	23,750	$288

ACTUA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

In April 2014, the Director Plan was amended and restated (such plan, as amended, the “Amended Director Plan”).  Pursuant to the Amended Director Plan, effective January 1, 2015, the compensation of Actua’s non-management directors will be modified as follows:  (1) the form of director retainer fee payments will change from quarterly cash payments to annual director restricted stock grants (with restricted stock with a six-month vesting period being granted in January 2015 and, thereafter, annual grants being made in connection with Actua’s annual meetings of stockholders)  and (2) the number and frequency of non-management director service grant DSUs/shares of director restricted stock will change from 7,500 annually to 22,500 triennially (with 7,500 DSUs/shares of director restricted stock vesting on the one-year anniversary of the grant date, and the remaining 15,000 DSUs/shares of Director Restricted Stock vesting in equal quarterly installments over the following two years).  The annual grants of shares of director restricted stock that will replace the quarterly cash retainer fees will (a) be made on the first business day of each year, (b) be equal in value to the total amount of annual retainer fees that are otherwise payable for the upcoming year (based on the NASDAQ closing price of Actua’s Common Stock on the grant date), (c) vest on the one-year anniversary of the grant date and (d) no longer be subject to a director option to receive DSUs in lieu of the shares.

Consolidated Businesses

All of Actua’s consolidated businesses issue equity-based compensation awards to their employees. Those awards are most often in the form of stock options for the respective businesses’ stock that vest over four years. The fair value of the stock option awards is estimated on the grant date using the Black-Scholes option pricing model. The majority of the stock options vest 25% on the first anniversary of the grant date, and the remaining 75% vest ratably each month over the subsequent 36 months. The other awards generally vest ratably over four years, with 25% vesting on each anniversary date over that term.

11. Other Income (Loss)

Other Income (Loss), net

Other income (loss), net consists of the effect of transactions and other events relating to Actua’s ownership interests and its operations in general, and, for the three and nine months ended September 30, 2014 and 2013, is comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)

Gain (loss) on sales / distributions of ownership interests	$-	$-	$811	$-
Other (including other income (loss) of consolidated businesses)	83	(68)	209	(178)
	$83	$(68)	$1,020	$(178)

During the nine months ended September 30, 2014, Actua received a distribution related to the sale of WhiteFence in 2013 in the amount of $0.5 million and recorded a gain in that amount, which is included in the line item “Gain (loss) on sales/distributions of ownership interests” for the nine months ended September 30, 2014 in the table above.

On December 30, 2011, StarCite was sold to The Active Network, Inc. (“Active”). During the nine months ended September 30, 2014, in conjunction with the final release of escrowed proceeds, Actua received cash of $0.3 million and recorded a gain in that amount, which is included in the line item “Gain (loss) on sales/distributions of ownership interests” for the nine months ended September 30, 2014 in the table above.

12. Income Taxes

Actua Corporation, GovDelivery, InvestorForce (through January 29, 2013, the date of disposition), MSDSonline, Procurian (through December 4, 2013, the date of disposition) and FolioDynamix (from November 3, 2014, the date of acquisition) file a consolidated federal income tax return. Bolt and QC Holdings are not included in Actua’s consolidated federal income tax return. For the nine months ended September 30, 2014 and 2013, a tax provision was recognized for state and foreign income taxes; no tax benefit for the loss from continuing operations was recognized as Actua maintains a full valuation allowance against its net deferred tax assets that it believes, after evaluating all the positive and negative evidence, both historical and prospective, is more likely than not to not be realized.

ACTUA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

Additionally, a federal income tax benefit of $2.1 million was recognized in the three months ended September 30, 2014, which is offset by $2.1 million of income tax expense in discontinued operations, since there was a loss in continuing operations and income in discontinued operations in that same period.

13. Net Income (Loss) per Share

The calculations of net income (loss) per share were as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
		(in thousands, except per share data)
Basic and Diluted:
Income (loss) from continuing operations	$(13,106)	$(8,022)	$(37,513)	$(28,473)
Income (loss) from discontinued operations	2,426	4,690	$3,789	37,351
Net income (loss) attributable to Actua Corporation	$(10,680)	$(3,332)	$(33,724)	$8,878

Basic and Diluted:
Income (loss) from continuing operations per share	$(0.35)	$(0.22)	$(1.01)	$(0.78)
Income (loss) from discontinued operations per share	0.06	0.13	0.10	1.02
Net income (loss) attributable to Actua Corporation per share	$(0.29)	$(0.09)	$(0.91)	$0.24

Shares used in computation of basis and diluted income (loss) per share	37,335	36,303	37,248	36,494

The following potentially dilutive securities were not included in the computation of diluted net loss per share, as their effect would have been anti-dilutive:

	Units	Weighted Average
	(in thousands)	Price per Share
Three months ended September 30, 2014
Stock options	250	$4.30
SARs	906,865	$9.09
Restricted stock (1)	3,810,734	$-
DSUs	22,500	$-

Nine months ended September 30, 2014
Stock options	250	$4.30
SARs	906,865	$9.09
Restricted stock (1)	3,810,734	$-
DSUs	22,500	$-

Three months ended September 30, 2013
Stock options	1,750	$6.91
SARs	3,956,542	$7.82
Restricted stock (1)	1,228,778	$-
DSUs	29,250	$-

Nine months ended September 30, 2013
Stock options	1,750	$6.91
SARs	3,956,542	$7.82
Restricted stock (1)	1,228,778	$-
DSUs	29,250	$-
(1)

Anti-dilutive securities include contingently issuable shares unvested as of September 30, 2014, the vesting of which is based on performance conditions and market conditions that have not yet been achieved. See Note 10, “Equity-Based Compensation.”

ACTUA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

14. Segment Information

The results of operations of our businesses are reported in two segments:  the “vertical cloud” reporting segment and the “vertical cloud (venture)” reporting segment.  Our vertical cloud reporting segment reflects the aggregate financial results of our businesses (1) that share the economic and other characteristics described in “Our Businesses” above, (2) in which our management takes a very active role in providing strategic direction and operational support and (3) towards which we devote relatively large proportions of our personnel, financial capital and other resources.  As of the date of this Report, we own majority controlling equity positions in (and therefore consolidate the financial results of) the four businesses in our vertical cloud segment.  Since we acquired FolioDynamix on November 3, 2014, FolioDynamix’s results are not included in the Consolidated Financial Statements and will be included in our consolidated financial results as of November 3, 2014. Our vertical cloud (venture) reporting segment includes businesses with many characteristics similar to those of the businesses in our vertical cloud segment, but in which we take a less active role in terms of strategic direction and operational support, and, accordingly, towards which we devote relatively small amounts of personnel, financial capital and other resources.

During the three and nine month ended September 30, 2014, approximately $1.1  million and $2.7 million, respectively, of Actua’s consolidated revenue relates to sales generated outside of the United States, primarily Europe and Canada. During the three and nine months ended September 30, 2013, approximately $0.6 million and $1.8 million, respectively, of Actua’s consolidated revenue relates to sales generated outside of the United States, primarily Europe and Canada. As of September 30, 2014 and December 31, 2013, Actua’s assets were located primarily in the United States.

ACTUA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The following summarizes selected information related to Actua’s segments for the three and nine months ended September 30, 2014 and 2013. The amounts presented as “Dispositions” in the following table represent businesses reported as discontinued operations as of September 30, 2014 and Actua’s share of businesses’ results that had been accounted for under the equity method of accounting but were disposed of during the year ended December 31, 2013. Businesses reported as discontinued operations as of September 30, 2014 include the following: (1) Procurian, which was sold to an affiliate of Accenture on December 4, 2013, (2) Channel Intelligence, which was sold to Google on February 20, 2013, and (3) InvestorForce, which was sold to MSCI on January 29, 2013.  Businesses that were accounted for under the equity method of accounting and were disposed of during the year ended December 31, 2013 include the following: (1) WhiteFence, substantially all of the assets of which were acquired by Allconnect on October 28, 2013 and (2) Freeborders, which was acquired by Symbio S.A. (“Symbio”) on October 18, 2013. The results of those businesses (or our share of the results in the case of the equity-method businesses, including any related intangible amortization) were removed from our segments and are included in “Dispositions” in the segment information table below for all periods presented.

	Segment Information
	(in thousands)
				Reconciling Items
	Vertical Cloud	Vertical Cloud (Venture)	Total Segment	Dispositions	Other	Consolidated
Three Months Ended September 30, 2014
Revenue	$20,762	$-	$20,762	$-	$-	$20,762

Net income (loss) attributable to Actua Corporation	$(6,461)	$(144)	$(6,605)	$2,426	$(6,501)	$(10,680)

Three Months Ended September 30, 2013
Revenue	$16,071	$-	$16,071	$-	$-	$16,071

Net income (loss) attributable to Actua Corporation	$(3,941)	$(394)	$(4,335)	$5,079	$(4,076)	$(3,332)

Nine Months Ended September 30, 2014
Revenue	$58,213	$-	$58,213	$-	$-	$58,213

Net income (loss) attributable to Actua Corporation	$(17,887)	$(776)	$(18,663)	$3,789	$(18,850)	$(33,724)

Nine Months Ended September 30, 2013
Revenue	$41,092	$429	$41,521	$-	$-	$41,521

Net income (loss) attributable to Actua Corporation	$(13,327)	$(1,883)	$(15,210)	$34,695	$(10,607)	$8,878

ACTUA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

(1) The following table reflects the components of Net income (loss) attributable to Actua Corporation included in Other (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
General and administrative	$(9,787)	$(5,023)	$(25,713)	$(15,532)
Impairment related and other	(256)	-	(1,019)	(33)
Corporate other income (loss) (Note 13)	70	6	1,017	(97)
Interest income	157	34	371	104
Income tax benefit (expense)	2,131	-	2,931	-
Noncontrolling interest (income) loss	1,184	907	3,563	4,951
Net income (loss)	$(6,501)	$(4,076)	$(18,850)	$(10,607)

	Vertical Cloud	Vertical Cloud (Venture)	Total Segment	Dispositions	Other	Consolidated Results
Assets as of:

September 30, 2014	$191,580	$15,109	$206,689	$-	$291,922	$498,611

December 31, 2013	$179,801	$15,879	$195,680	$-	$334,038	$529,718

15. Contingencies

During 2008 and 2009, two carried interest plans (one in each year) were established, for which a carried interest of 15% was allocated to Actua’s management participants in each plan. Carried interest will be paid in connection with a liquidity event or income receipt at any of the businesses in which the carried interest plans hold interests, subject to an aggregate specified hurdle threshold and holdback and clawback criteria. Actua has deployed approximately $86 million to date with respect to these plans, including approximately $23.5 million in 2013 and $25.5 million in 2014 (through the date of this Report). Actua’s ownership in Bolt is held in the 2009 carried interest plan, and the activities over the past few years relative to the 2009 carried interest plan primarily relate to cash deployment from Actua to achieve its objectives of increasing its ownership in, and supporting the cash needs of, Bolt. Other than the stake in Bolt held by the 2009 carried interest plan, the assets held by the carried interest plans are immaterial to Actua. Actua does not expect a liquidity or income receipt at any of the relevant businesses to occur in the near future, and, accordingly, Actua has not recorded a liability with respect to these plans. Once a liquidity event or income receipt at any of the relevant businesses that would yield proceeds in excess of the calculated hurdle rate occurs, and a payment becomes probable and estimable, Actua would record the appropriate liability. Payments against that liability would occur thereafter subject to relevant holdbacks and clawbacks. As of September 30, 2014, the aggregate specified hurdle thresholds related to both carried interest plans had not been met.

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

The Consolidated Financial Statements include the consolidated accounts of Actua Corporation, a company incorporated in Delaware, and its subsidiaries, both wholly-owned and consolidated (Actua Corporation and all such subsidiaries are collectively hereafter referred to as “Actua,” “the Company,” “we,” “our,” or “us”), and have been prepared in accordance with GAAP.

Executive Summary

Actua is a multi-vertical cloud technology company with offerings that create unique and compelling value for our customers and provide transformative efficiency to vertical markets worldwide.  We manage our consolidated vertical cloud-based businesses, which operate in the government, compliance and insurance markets, respectively, with a uniform set of industry-standard recurring revenue metrics and specifically look to drive growth at those businesses by:

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

The results of operations of our businesses are reported in two segments:  the “vertical cloud” reporting segment and the “vertical cloud (venture)” reporting segment.  Our vertical cloud reporting segment reflects the aggregate financial results of our businesses (1) that share the economic and other characteristics described above, (2) in which our management takes a very active role in providing strategic direction and operational support and (3) towards which we devote relatively large proportions of our personnel, financial capital and other resources.  As of the date of this Report, we own majority controlling equity positions in (and therefore consolidate the financial results of) the four businesses in our vertical cloud segment.  Since we acquired FolioDynamix on November 3, 2014, FolioDynamix’s results are not included in the Consolidated Financial Statements and will be included in our consolidated financial results as of November 3, 2014.   Our vertical cloud (venture) reporting segment includes businesses with many characteristics similar to those of the businesses in our vertical cloud segment, but in which we take a less active role in terms of strategic direction and operational support, and, accordingly, towards which we devote relatively small amounts of personnel, financial capital and other resources.

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

Our Businesses

As of September 30, 2014, Bolt, GovDelivery and MSDSonline are included in our vertical cloud segment, and, as of November 3, 2014, the closing date of our acquisition of FolioDynamix, FolioDynamix will be included in our vertical cloud segment. As of September 30, 2014, CIML, InstaMed and Parchment are included in our vertical cloud (venture) segment. CIML has no ongoing operations after September 30, 2014.

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

We own 70%, 93% and 96% of Bolt, GovDelivery and MSDSonline, respectively, as of September 30, 2014, and, accordingly, consolidate the results of those businesses in the Consolidated Financial Statements.  We own 38% of, and exert significant influence over, CIML; we account for that business under the equity method of accounting in the Consolidated Financial Statements.  We own less than 20% of InstaMed and Parchment and account for those businesses under the cost method of accounting in the Consolidated Financial Statements.

Results of Operations

The following tables contain selected financial information related to our reportable segments. The segments, as applicable, include the results of our consolidated businesses and record our share of the earnings and losses of businesses accounted for under the equity method of accounting. The businesses included in each segment are consistent between periods, with the exception of certain businesses that Actua acquired or disposed of in a given period, as noted below. The method of accounting for any particular business may change based upon, among other things, a change in our ownership interest.

“Dispositions” includes the results of those businesses that have been sold or ceased operations and are no longer included in our segments for the periods presented. A disposition could be the sale of a division, subsidiary or asset group of one of our consolidated businesses, typically classified as discontinued operations for accounting purposes, or the disposition of our ownership interest in a business accounted for under the equity method of accounting. “Other” expenses represent (1) the corporate general and administrative expenses of Actua’s business operations, which primarily include employee costs and costs associated with operating as a public company and acquiring and disposing of businesses, (2) gains or losses on the dispositions of businesses and marketable securities holdings, (3) income taxes, (4) impairment charges associated with our businesses, and (5) the results of operations attributable to the respective noncontrolling interests of our businesses.

	Segment Information
	(in thousands)
				Reconciling Items
	Vertical Cloud	Vertical Cloud (Venture)	Total Segment	Dispositions	Other	Consolidated
Three Months Ended September 30, 2014
Revenue	$20,762	$-	$20,762	$-	$-	$20,762

Net income (loss) attributable to Actua Corporation	$(6,461)	$(144)	$(6,605)	$2,426	$(6,501)	$(10,680)

Three Months Ended September 30, 2013
Revenue	$16,071	$-	$16,071	$-	$-	$16,071

Net income (loss) attributable to Actua Corporation	$(3,941)	$(394)	$(4,335)	$5,079	$(4,076)	$(3,332)

Nine Months Ended September 30, 2014
Revenue	$58,213	$-	$58,213	$-	$-	$58,213

Net income (loss) attributable to Actua Corporation	$(17,887)	$(776)	$(18,663)	$3,789	$(18,850)	$(33,724)

Nine Months Ended September 30, 2013
Revenue	$41,092	$429	$41,521	$-	$-	$41,521

Net income (loss) attributable to Actua Corporation	$(13,327)	$(1,883)	$(15,210)	$34,695	$(10,607)	$8,878

Results of Operations – Vertical Cloud Businesses

For the Three Months Ended September 30, 2014 and 2013

The following presentation includes the consolidated results of Bolt, GovDelivery and MSDSonline.

	Three Months Ended September 30,		Quarterly Change
	2014	2013	(in thousands)	(percentage)
	(in thousands)
Selected data:
Revenue	$20,762	$16,071	$4,691	29%

Cost of revenue	(5,911)	(4,501)	(1,410)	-31%
Sales and marketing	(10,718)	(7,571)	(3,147)	-42%
General and administrative	(4,011)	(2,829)	(1,182)	-42%
Research and development	(3,960)	(2,149)	(1,811)	-84%
Amortization of intangible assets	(2,369)	(2,176)	(193)	-9%
Impairment related and other	-	(470)	470	100%
Operating expenses	(26,969)	(19,696)	(7,273)	-37%
Operating Income	(6,207)	(3,625)	(2,582)	-71%
Interest and other	7	(415)	422	102%
Income tax benefit (expense)	(261)	99	(360)	-364%
Net loss	$(6,461)	$(3,941)	$(2,520)	-64%

Revenue

Revenue from the three months ended September 30, 2013 to the three months ended September 30, 2014 increased $4.7 million, primarily due to revenue growth from new customer contracts and services at MSDSonline and GovDelivery, as well as Bolt’s acquisition of Superior Access and MSDSonline’s acquisition of KMI, which occurred August 2013 and August 2014, respectively (with Superior Access’ and KMI’s results being included only from the respective acquisition dates forward).

Operating expenses

Operating expenses increased $7.3 million from the three months ended September 30, 2013 to the corresponding 2014 quarter.  Cost of revenue increased for the three months ended September 30, 2014 as compared to the corresponding 2013 quarter, primarily driven by costs associated with new customer signings. Sales and marketing expenses increased and those expenses as a percentage of revenue also increased in the three months ended September 30, 2014 compared to the corresponding 2013 quarter, as we continue to execute on sales and marketing initiatives and hire sales employees in all of our businesses.  Additionally, operating expenses increased in the three months ended September 30, 2014 compared to the corresponding 2013 quarter, primarily as a result of Bolt’s acquisition of Superior Access and MSDSonline’s acquisition of KMI, which occurred in August 2013 and August 2014, respectively (with Superior Access’ and KMI’s results being included only from the respective acquisition dates forward). We expect sales and marketing expenses to increase in 2014 compared to 2013, as we continue to aggressively build out teams at our businesses to drive revenue growth.

Interest and other

Interest and other from the three months ended September 30, 2013 to the three months ended September 30, 2014  primarily improved due to lower debt outstanding at September 30, 2014 versus the corresponding 2013 period.

Income tax benefit (expense)

Income tax benefit (expense) in the three months ended September 30, 2014 and 2013 primarily relates to state income taxes at MSDSonline.

For the Nine Months Ended September 30, 2014 and 2013

	Nine Months Ended September 30,		Period Change
	2014	2013	(in thousands)	(percentage)
	(in thousands)
Selected data:
Revenue	$58,213	$41,092	$17,121	42%

Cost of revenue	(16,329)	(12,752)	(3,577)	-28%
Sales and marketing	(28,834)	(19,736)	(9,098)	-46%
General and administrative	(11,009)	(7,319)	(3,690)	-50%
Research and development	(10,760)	(6,726)	(4,034)	-60%
Amortization of intangible assets	(6,963)	(6,139)	(824)	-13%
Impairment related and other	(73)	(607)	534	88%
Operating expenses	(73,968)	(53,279)	(20,689)	-39%
Operating Income	(15,755)	(12,187)	(3,568)	-29%
Interest and other	(1,576)	(1,110)	(466)	-42%
Income tax benefit (expense)	(556)	(30)	(526)	-1753%
Net loss	$(17,887)	$(13,327)	$(4,560)	-34%

Revenue

Revenue increased $17.1 million from the nine months ended September 30, 2013 to the nine months ended September 30, 2014, primarily due to revenue growth from new customer contracts and services at MSDSonline and GovDelivery.  Additionally, revenue increased due to Bolt’s acquisition of Superior Access and MSDSonline’s acquisition of KMI, which occurred in August 2013 and August 2014, respectively (with Superior Access’ and KMI’s results being included only from their respective acquisition dates forward).

Operating expenses

Operating expenses increased $20.7 million from the nine months ended September 30, 2013 to the corresponding 2014 period.  Cost of revenue increased for the nine months ended September 30, 2014 as compared to the corresponding 2013 period, primarily driven by costs associated with new customer signings. Sales and marketing expenses increased and those expenses as a percentage of revenue also increased in the nine months ended September 30, 2014 compared to the corresponding 2013 period, as we continue to execute on sales and marketing initiatives and hire sales employees in all of our businesses.  Additionally, operating expenses increased in the nine months ended September 30, 2014 compared to the corresponding 2013 period, primarily as a result of Bolt’s acquisition of Superior Access and MSDSonline’s acquisition of KMI, which occurred in August 2013 and August 2014, respectively (with Superior Access’ and KMI’s results being included only from their respective acquisition dates forward). We expect sales and marketing expenses to increase in 2014 compared to 2013, as we continue to aggressively build out teams at our businesses to drive revenue growth.

Interest and other

Interest and other from the nine months ended September 30, 2013 to the nine months ended September 30, 2014 is worse primarily due to interest expense and prepayment penalties associated with the repayment of Bolt’s debt obligations to Horizon in the second quarter of 2014.

Income tax benefit (expense)

Income tax benefit (expense) in the nine months ended September 30, 2014 and 2013 primarily relates to state income taxes at MSDSonline.

Results of Operations – Vertical Cloud (Venture) Businesses

For the Three Months Ended September 30, 2014 and 2013

The following presentation includes the consolidated results of CIML for the period from January 1, 2013 to February 20, 2013 (the date on which options and warrants were exercised in connection with the sale of Channel Intelligence to Google and therefore on which we no longer controlled CIML), when CIML was consolidated in our results, as well as the equity loss associated with CIML for the period after February 20, 2013, when CIML was accounted for as an equity method business. CIML has no ongoing operations after September 30. 2014.

	Three Months Ended September 30,		Quarterly Change
	2014	2013	(in thousands)	(percentage)
	(in thousands)
Selected data:
Equity loss	(144)	(394)	250	63%
Net loss	$(144)	$(394)	$250	63%

	Nine Months Ended September 30,		Period Change
	2014	2013	(in thousands)	(percentage)
	(in thousands)
Selected data:
Revenue	$-	$429	$(429)	-100%
Cost of revenue	-	(70)	70	100%
Sales and marketing	-	(58)	58	100%
General and administrative	-	(1,024)	1,024	100%
Amortization of intangible assets	-	(72)	72	100%
Impairment related and other	-	(127)	127	100%
Operating expenses	-	(1,351)	1,351	100%

Operating Income	-	(922)	922	100%
Interest and other	-	(1)	1	100%
Equity loss	(776)	(960)	184	19%
Net loss	$(776)	$(1,883)	$1,107	59%

Equity loss

	Three Months Ended September 30,		Quarterly Change
	2014	2013	(in thousands)	(percentage)
	(in thousands)
Selected data:
Our share of total net loss	$(96)	$(346)	$250	72%
Amortization of intangible assets	(48)	(48)	0	0%
Equity loss	$(144)	$(394)	$250	63%

Equity loss for our vertical cloud venture segment for the three months ended September 30, 2014, and the corresponding 2013 period relates to our share of the results of CIML and, accordingly, the improved results at CIML from the 2013 period to the 2014 period resulted in smaller equity loss in the 2014 period.

	Nine Months Ended September 30,		Period Change
	2014	2013	(in thousands)	(percentage)
	(in thousands)
Selected data:
Our share of total net loss	$(632)	$(843)	$211	25%
Amortization of intangible assets	(144)	(117)	(27)	-23%
Equity loss	$(776)	$(960)	$184	19%

Equity loss for our vertical cloud venture segment for the nine months ended September 30, 2014, and the corresponding 2013 period relates to our share of the results of CIML. Equity loss for the nine months ended September 30, 2013 only includes our share of CIML’s net loss for the period from February 20, 2013 to September 30, 2013, rather than the full nine-month period; from January 1, 2013 to February 20, 2013, CIML was a consolidated business.

Results of Operations – Reconciling Items

For the Three and Nine Months Ended September 30, 2014 and 2013

Dispositions

Discontinued operations as of September 30, 2014 include the following: (1) Procurian, which was sold to Accenture on December 4, 2013, (2) Channel Intelligence, which was sold to Google on February 20, 2013, and (3) InvestorForce, which was sold to MSCI on January 29, 2013.  The following businesses that had been accounted for under the equity method of accounting were disposed during the year ended December 31, 2013: (1) WhiteFence, substantially all of the assets of which were acquired by Allconnect on October 28, 2013, and (2) Freeborders, which was acquired by Symbio on October 18, 2013.  The results of those businesses (or our share of the results in the case of the equity-method businesses, including any related intangible amortization) were removed from our segments and are included in “Dispositions” in the “Results of Operations” segment information table above for all periods presented.  The net impact of those discontinued operations and our share of the results of the disposed equity-method businesses are detailed below.

Equity loss and Discontinued operations

	Three Months Ended September 30,		Quarterly Change
	2014	2013	(in thousands)	(percentage)
	(in thousands)
Selected data:
Equity loss	$-	$99	$(99)	-100%
Discontinued operations, including gain on sale	2,426	4,980	(2,554)	-51%
Net income	$2,426	$5,079	$(2,653)	-52%

	Nine Months Ended September 30,		Period Change
	2014	2013	(in thousands)	(percentage)
	(in thousands)
Selected data:
Equity loss	$-	$(959)	$959	100%
Discontinued operations, including gain on sale	3,789	35,654	(31,865)	-89%
Net income	$3,789	$34,695	$(30,906)	-89%

On December 4, 2013, Procurian was acquired by an affiliate of Accenture. Procurian’s revenue for the three and nine months ended September 30, 2013 were $33.9 million and $103.4 million, respectively.  Our share of Procurian’s net income was $1.7 million and $4.1 million, respectively, in the three and nine months ended September 30, 2013. Procurian’s results are reflected in the line item “Discontinued operations, including gain on sale” in the table above.

On February 20, 2013, Channel Intelligence was sold to Google. Channel Intelligence’s revenue for the period from January 1, 2013 through February 20, 2013 was $3.1 million, and our share of Channel Intelligence’s net loss for that period was $2.5 million. Additionally, we recorded $0.4 million in the nine months ended September 30, 2013 of amortization expense related to intangible assets and charges related to acquisition adjustments that were recorded in connection with the consolidation of Channel Intelligence in July 2012. The results of Channel Intelligence that had been included in our consolidated results (and the gain on the sale of Channel Intelligence) are included in the line item “Discontinued operations, including gain on sale” in the table above.  In connection with the Channel Intelligence sale to Google, we recorded a gain of $17.8 million during the nine months ended September 30, 2013.

On January 29, 2013, InvestorForce was sold to MSCI. InvestorForce’s revenue for the nine months ended September 30, 2013 was $0.8 million and our share of InvestorForce’s net loss was $0.5 million for the nine months ended September 30, 2013. The results of InvestorForce (and the gain on the sale of InvestorForce) are included in the line item “Discontinued operations, including gain on sale” in the table above.  In connection with the sale transaction, we recorded a gain of $15.7 million during the nine months ended September 30, 2013.

Other

For the Three Months Ended September 30, 2014 and 2013

	Three Months Ended September 30,		Quarterly Change
	2014	2013	(in thousands)	(percentage)
	(in thousands)

General and administrative	$(9,787)	$(5,023)	$(4,764)	-95%
Impairment related and other	(256)	-	(256)	NM
Other income (loss)	70	6	64	NM
Interest income	157	34	123	NM
Income tax benefit (expense)	2,131	-	2,131	NM
Noncontrolling interest (income) loss	1,184	907	277	NM
Net income (loss)	$(6,501)	$(4,076)	$(2,425)	-59%

Corporate general and administrative

Corporate general and administrative expenses increased from the three months ended September 30, 2013 to the three months ended September 30, 2014 primarily due to an increase in equity-based compensation charges related to the equity awards issued in 2014 that contained market, performance and service conditions. That increase was partially offset by lower aggregate salary and bonus expenses in 2014 following the termination of certain Actua employees in 2013 and the issuance of performance-based equity awards in 2013 in lieu of a portion of the annual cash bonus historically paid to Actua management in connection with achievement under Actua’s annual performance plan.

Impairment related and other

Impairment related and other increased from the three months ended September 30, 2013 to the three months ended September 30, 2014 primarily due to severance expenses at corporate recorded in the 2014 period.

Interest income

Interest income increased from the three months ended September 30, 2013 to the three months ended September 30, 2014 primarily due to a higher cash balances at corporate during the 2014 period.

Income tax benefit (expense)

The current federal income tax benefit recognized in the three months ended September 30, 2014 of $2.1 million is offset by $2.1 million of income tax expense in discontinued operations since there was a loss in continuing operations and income in discontinued operations in that same year.

Noncontrolling interest (income) loss

The increase in the loss attributable to the non-controlling interests in the three months ended September 30, 2014 compared to the three months ended September 30, 2013 is the resultant mix of non-controlling interests with respect to all of Actua’s consolidated businesses

For the Nine Months Ended September 30, 2014 and 2013

	Nine Months Ended September 30,		Period Change
	2014	2013	(in thousands)	(percentage)
	(in thousands)

General and administrative	$(25,713)	$(15,532)	$(10,181)	-66%
Impairment related and other	(1,019)	(33)	(986)	NM
Other income (loss)	1,017	(97)	1,114	NM
Interest income	371	104	267	NM
Income tax benefit (expense)	2,931	-	2,931	NM
Noncontrolling interest (income) loss	3,563	4,951	(1,388)	-28%
Net income (loss)	$(18,850)	$(10,607)	$(8,243)	-78%

Corporate general and administrative

Corporate general and administrative expenses increased from the nine months ended September 30, 2013 to the nine months ended September 30, 2014 primarily due to an increase in equity-based compensation charges related to the equity awards issued in 2014 that contained market, performance and service conditions. That increase was partially offset by lower aggregate salary and bonus expenses in 2014 following the termination of certain Actua employees in 2013 and the issuance of performance-based equity awards in 2013 in lieu of a portion of the annual cash bonus historically paid to Actua management in connection with achievement under Actua’s annual performance plan.

Impairment related and other

Impairment related and other increased from the nine months ended September 30, 2013 to the nine months ended September 30, 2014 primarily due to a charge associated with a reserve against a receivables at corporate and severance expense.

Corporate other income (loss)

Corporate other income (loss) for the nine months ended September 30, 2014 primarily related to cash proceeds received from the sales of prior businesses.

Interest income

Interest income increased from the nine months ended September 30, 2013 to the nine months ended September 30, 2014 primarily due to a higher cash balance at corporate during the 2014 period.

Income tax benefit (expense)

The current federal income tax benefit recognized in the nine months ended September 30, 2014 of $2.9 million is offset by $2.9 million of income tax expense in discontinued operations since there was a loss in continuing operations and income in discontinued operations in that same year.

Noncontrolling interest (income) loss

The decrease in the loss attributable to the non-controlling interests in the nine months ended September 30, 2014 compared to the nine months ended September 30, is the resultant mix of non-controlling interests with respect to all of Actua’s consolidated businesses, which also included the noncontrolling interest’s portion of transaction costs associated with our sales of Channel Intelligence and Procurian in the 2013 period.

Liquidity and Capital Resources

As of September 30, 2014, our principal source of liquidity was cash and cash equivalents totaling $289.4 million. On November 3, 2014 we deployed $201.0 million of cash for the acquisition of FolioDynamix. Our cash and cash equivalents are comprised primarily of money market funds and commercial paper investments. We fund our operations with cash on hand, cash flow from operations and proceeds from sales of our businesses. At the date of this Report, taking into account the impact of our acquisition of FolioDynamix on November 3, 2014, our cash and cash equivalents continue to be the primary source of funding for our operations.

As part of our business strategy, we constantly look to acquire new, cloud-based businesses that bring transformative efficiency to specific vertical markets. We could purchase businesses using cash, debt or stock. Our existing vertical cloud businesses also intend to pursue acquisition opportunities, using either cash on hand, cash from debt borrowings or stock as consideration. In connection with any such acquisitions, and as part of our capital allocation program, we may purchase additional debt or equity securities from our existing businesses. We may also use cash to repurchase shares of our Common Stock. We also expect to continue our aggressive sales and marketing campaigns and research and development initiatives. We expect that our current sources of liquidity, as described above, will be sufficient to fund our cash requirements, including execution of those initiatives, for the foreseeable future. We do not currently expect to pay a cash dividend to our stockholders in the near future, nor do we expect any of our existing vertical cloud businesses to pay a dividend in the near future. However, because we generally do not own 100% of any of those businesses, if one of our existing vertical cloud businesses were to pay a dividend or to make any other distribution to its equity holders, the noncontrolling interest holders may receive a portion of that dividend or distribution.

Our consolidated businesses may issue additional securities or repurchase outstanding shares. Equity issuances or repurchases by one of those businesses, including dilution associated with management equity grants, may change the ownership split that Actua and the noncontrolling interest holders have in that subsidiary. Any change in the ownership of a consolidated subsidiary would result in an adjustment to Actua’s additional paid-in capital.

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

Our cash flows from operating, investing and financing activities of continuing operations, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

	Nine months ended September 30,
	2014	2013
	(in thousands)

Cash (used in) provided by operating activities	$(18,767)	$(15,658)
Cash (used in) provided by investing activities	$(4,447)	$59,799
Cash (used in) provided by financing activities	$(17,900)	$(6,338)

Operating activities

Income/(loss) from continuing operations is adjusted for non-cash items that include depreciation and amortization, equity-based compensation charges, other income/loss associated with the disposal of ownership interests in businesses and equity loss. In the nine months ended September 30, 2014, the slight increase in cash used in operating activities was primarily driven by operating expenses of our overall businesses and includes the spending initiatives related to sales and marketing, partially offset by the net impact of working capital components.

Investing activities

Cash used in investing activities for the nine months ended September 30, 2014 primarily related to the acquisition of KMI partially offset by the receipt of escrowed cash proceeds related to InvestorForce and Channel Intelligence; cash provided by investing activities for the nine months ended September 30, 2013 primarily related to proceeds received from the sales of Channel Intelligence and InvestorForce.

Financing activities

Cash used in financing activities for the nine months ended September 30, 2014 primarily related to debt repayments, as well as payments to satisfy tax withholding obligations related to equity transactions. Cash flows used in financing activities for the nine months ended September 30, 2013, related to the repurchase of our Common Stock partially offset by debt borrowings.

Our working capital as of September 30, 2014 of $273.9 million decreased from working capital as of December 31, 2013 of $308.5 million, primarily related to the operating activities of our businesses. Our working capital has reduced significantly after September 30, 2014 with the consummation of the $201.0 million acquisition of FolioDynamix on November 3, 2014.

From time to time, we and our businesses are involved in various claims and legal actions arising in the ordinary course of business. We do not expect any liability with respect to any legal claims or actions, either individually or in the aggregate, that would materially affect our financial position or cash flows.

Contractual Cash Obligations and Commercial Commitments

On September 15, 2014, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire FolioDynamix for approximately $199.0 million in cash, subject to certain adjustments specified therein.  The Merger Agreement was in full force and effect as of September 30, 2014.  On November 3, 2014, we entered into an amendment and restatement of the Merger Agreement and consummated the acquisition of FolioDynamix for approximately $201.0 million in cash, thereby discharging all of our material cash obligations under the Merger Agreement, as amended and restated.

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

Recent Accounting Pronouncements

In June 2014, the FASB issued guidance regarding share-based compensation. The new guidance clarified that share-based compensation performance targets that could be achieved after the requisite service period should be treated as a performance condition that affects vesting, rather than a condition that affects the grant-date fair value of the award. This guidance will be effective for Actua beginning on January 1, 2016. We do not expect this guidance to have a significant impact on the Consolidated Financial Statements.

In May 2014, the FASB issued revenue recognition guidance that provides a single, comprehensive revenue recognition model for all contracts with customers. Under the new guidance, an entity will recognize revenue based on amounts the entity expects to be entitled in exchange for the transfer of goods or services. The new guidance also includes enhanced disclosure requirements. This guidance, which will be applied either retrospectively or as a cumulative-effect adjustment as of the date of adoption, will be effective for Actua beginning on January 1, 2017. We are in the process of evaluating the adoption alternatives and impact that this new guidance will have on the Consolidated Financial Statements.

In April 2014, the FASB issued accounting guidance on reporting discontinued operations. The new guidance changes the criteria for determining the disposals that qualify as discontinued operations and expands related disclosure requirements. Under the new guidance, a disposal is required to be reported as discontinued operations if the disposal represents a strategic shift that will have a major effect on an entity’s operations and financial results. This guidance, which will be applied prospectively, will be effective for Actua for new disposals and disposal groups classified as held for sale beginning on January 1, 2015.  We do not expect this guidance to have a significant impact on the Consolidated Financial Statements.

In July 2013, the FASB issued guidance that provides clarification on the financial statement presentation of unrecognized tax benefits. The new guidance requires standard presentation of an unrecognized tax benefit when a carryforward related to net operating losses or tax credits exists. This guidance was effective for Actua on January 1, 2014; the adoption of this guidance did not have a significant impact on the Consolidated Financial Statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2014, our cash and cash equivalents included $285.5 million, primarily in money market accounts and commercial paper. On November 3, 2014, approximately $201.0 million of our cash was deployed to acquire FolioDymanix.  We may be exposed to market risk relating to changes in market interest rates and overall market conditions that could affect the value of our cash and cash equivalents; however, we believe any changes in the fair value of our investment portfolio would be insignificant to our results given current market conditions.

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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of PubliclyAnnounced Program (1)	Approximate Dollar Value That May Yet Be Purchased Under the Program

Repurchased during the year ended 12/31/2008	1,948,158	$4.75	1,948,158	$ 15.7 million
Repurchased during the year ended 12/31/2009	492,242	$5.45	492,242	$ 13.1 million
Repurchased during the year ended 12/31/2010	-	$-	-	$ 13.1 million
Repurchased during the year ended 12/31/2011	841,027	$10.17	841,027	$ 29.5 million
Repurchased during the year ended 12/31/2012	930,225	$8.94	930,225	$ 21.2 million
Repurchased during the year ended 12/31/2013	906,285	$13.23	906,285	$ 109.2 million
1/1/2014 to 8/31/2014	-	$-	-	$ 109.2 million
9/1/2014 to 9/30/2014	174,310	$15.75	174,310	$ 106.5 million
10/1/2014 to 10/31/2014	432,417	$16.78	432,417	$ 99.2 million
11/01/2014 to 11/10/2014	-	$-	-	$ 99.2 million

Total	5,724,664	8.87	5,724,664	$ 99.2 million
(1)	All shares purchased in open market transactions.
(2)	Average price paid per share excludes commissions.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit Index

Exhibit Number	Document

2.1

Amended and Restated Agreement and Plan of Merger, dated as of November 3, 2014, by and among Folio Dynamics Inc., Folio Dynamics Holdings, Inc., Folio Dynamics Acquisition Corp., ABS Capital Partners VI, L.P. and Edison Partners Escrow Fund, LLC, acting jointly as the Holders’ Representative, and Actua Holdings, Inc., as the Guarantor (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed November 3, 2014 (File No. 001-16249)).

3.1	Second Restated Certificate of Incorporation of Actua Corporation. *

3.2	Actua Corporation Third Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed September 3, 2014 (File No. 001-16249)).

10.1

Actua Corporation Sixth Amended and Restated 2005 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed September 3, 2014 (File No. 001-16249)).

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

101.0

The following financial information from the Actua Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements. *

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Actua Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 10, 2014	ACTUA CORPORATION

	By:	/s/ R. KIRK MORGAN
	Name:	R. Kirk Morgan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)