Form 10-K
period 2014-12-31
Actua Corp
filed 2015-03-03
CIK 1085621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2014.

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the 37,062,338 shares of Common Stock held by non-affiliates of the Registrant as of June 30, 2014 was $773.9 million, based upon the closing price of $20.88 per share on the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2014. (The Registrant has excluded the market value of all shares of its Common Stock held by its executive officers and directors; such exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the Registrant.)

As of February 23, 2015, there were 40,444,208 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be filed with the U.S. Securities and Exchange Commission (the “SEC”) relative to its 2015 Annual Meeting of Stockholders (the “Definitive Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

ACTUA CORPORATION

FORM 10-K

DECEMBER 31, 2014

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

Factors that could cause our actual results, levels of activity, performance or achievements to differ materially from those anticipated in forward-looking statements include, but are not limited to, factors discussed elsewhere in this Report and include, among other things:

•	our ability to compete successfully in highly-competitive rapidly-developing markets;

•	economic conditions generally;

•	capital spending by customers;

•	our ability to retain existing customer relationships (particularly significant customer relationships) and secure new ones;

•	developments in the respective markets in which our businesses operate, and our ability to respond to those changes in a timely and effective manner;

•	the availability, performance and security of our cloud-based technology, particularly in light of increased cybersecurity risks and concerns;

•	our ability to retain and motivate current key personnel and to attract new personnel;

•	our ability to deploy capital effectively and on acceptable terms;

•	our ability to successfully integrate any acquired business, and any other difficulties related to the acquisition of businesses;

•	the impact of any potential acquisitions, dispositions or other strategic transactions, which may impact our operations, financial condition, capitalization or indebtedness; and

•	our ability to have continued access to capital and to manage capital resources effectively.

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

ITEM 1. Business

Overview

Actua Corporation (f/k/a ICG Group, Inc.) (referred to in this Report as “Actua,” the “Company,” “we,” “our,” or “us”) was formed on March 4, 1996 and is headquartered in Radnor, Pennsylvania.  We are a multi-vertical cloud technology company with offerings that we believe create unique and compelling value for our customers and provide transformative efficiency to vertical markets.

In 2014, we took a significant step forward in our mission of driving value for our stockholders by building cloud-based companies that transform specific vertical markets through our acquisition of Folio Dynamics Holdings, Inc. (“FolioDynamix”), a cloud-based wealth management technology platform and wealth management advisory business. Following the FolioDynamix acquisition, we hold controlling majority equity stakes in four vertical, cloud-based businesses of roughly equal size that we believe will generate sustained, meaningful returns for our stockholders through consistent revenue growth and earnings leverage over time.

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

Aside from the transformative efficiency inherent in our solutions, the cloud delivery model that we employ provides significant benefits to our customers.  The model provides customers with richer functionality and allows them to avoid large capital investment and enjoy faster set-up times and continuous upgrades at lower costs.

We feel that the expertise we have developed in connection with our eighteen-year active involvement in transforming markets through the adoption of cloud-based software and services allows us not only to identify cloud-based businesses that are positioned to succeed in their respective verticals, but also to accelerate the growth of those businesses through strategic guidance, operational support and financial capital.  To that end, we manage our consolidated vertical cloud-based businesses, BOLT Solutions Inc. (“Bolt”), FolioDynamix, GovDelivery Holdings, Inc. (“GovDelivery”) and MSDSonline Holdings, Inc. (“MSDSonline”), which operate in the commercial and personal property and casualty insurance, wealth management, government communications and environmental, health and safety (EH&S) markets, respectively, with a uniform set of industry-standard recurring revenue metrics and specifically look to drive growth at those businesses by:

•	continuously creating compelling, differentiated cloud-based products and services through investment in research and development;
•	driving efficient long-term growth in recurring revenue through aggressive investment in lead generation, marketing and sales;
•	identifying, structuring and executing accretive acquisitions that accelerate strategic plans, increase revenue growth and, over time, improve margins;
•	investing in and cultivating deep, domain-expert management teams; and
•	implementing strategies to obtain operational leverage and increased profitability while maintaining high revenue growth, particularly as a company scales.

We believe that, through those and other measures, we are developing a set of leading businesses that possess unique assets which are hard to replicate and which provide competitive differentiation in the sizable vertical markets in which they operate.  We believe further that our vertical cloud business model focus, which drives the compelling value proposition of our businesses, well-positions us to generate sustained, meaningful long-term returns for our stockholders, through, among other things:

•	high revenue visibility and predictability (and lower revenue volatility than traditional software companies);
•	strong gross margins;
•	disciplined customer acquisition and attractive lifetime customer values, which allow for efficient growth through investment in sales and marketing;
•	economies of scale inherent in multi-tenancy software architecture, which allow a focus on innovation; and
•	ultimately, long-term profitability and operating cash flow.

The results of operations of our businesses are reported in two segments:  the “vertical cloud” reporting segment and the “vertical cloud (venture)” reporting segment.  Our vertical cloud reporting segment reflects the aggregate financial results of our businesses:

•	that generally share the economic and other characteristics described above;
•	in which our management takes a very active role in providing strategic direction and operational support; and
•	towards which we devote relatively large proportions of our personnel, financial capital and other resources.

As of the date of this Report, we own substantial majority controlling equity positions in (and therefore consolidate the financial results of) each of the four businesses in our vertical cloud segment.  Our vertical cloud (venture) reporting segment includes businesses with many characteristics similar to those of the businesses in our vertical cloud segment, but in which we take a less active role in terms of strategic direction and operational support, and, accordingly, towards which we devote relatively small amounts of personnel, financial capital and other resources.

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

Our Vertical Cloud Businesses

As of the date of this Report, we consolidated the following vertical cloud businesses:

Bolt

Bolt offers a cloud-based platform that, through its unique product and technology connectivity, is changing the way insurance is sold.  The platform provides:

•

large commercial and personal property and casualty insurance carrier-agencies with a means to enable all of their captive agents to meet the needs of their customers by giving them instant access to a wide range of commercial and personal property and casualty insurance products from a variety of other prominent carriers;

•

independent commercial and personal property and casualty insurance agents with a means to meet the needs of their customers by giving them instant access to a wide range of commercial and personal property and casualty insurance products from a variety of prominent carriers;

•

non-traditional sellers of commercial and personal property and casualty insurance products with a means to meet the needs of their customers by giving them instant access to a cloud-based distribution network and a wide range of commercial and personal property and casualty insurance products from a variety of prominent carriers; and

•

commercial and personal property and casualty insurance carriers with a variety of additional distribution channels that foster a richer flow of business across their commercial and personal property and casualty insurance product lines.

Bolt is able to provide its platform-subscriber customers and partners, which include large insurance carrier-agencies, independent insurance agents and other insurance-based organizations, with access to a wide array of commercial and personal property and casualty insurance products through its agency appointments from various prominent insurance carriers. Any loss by Bolt of one or more of these agency appointments or one or more of its large platform customers would have a negative impact on Bolt’s business, financial results and condition, but Bolt does not have any agency appointment or customer the loss of which would have a materially adverse financial impact on our vertical cloud business as a whole. Bolt’s platform customers pay both subscription and transaction-based fees (commissions) for use of its platform; the insurance carriers whose products are sold on the platform pay Bolt on a commissions basis for products sold. Bolt sells the periodic (usually multi-year) platform subscriptions to its customers and establishes and manages its carrier agency relationships directly through its internal sales team. In addition to the revenue Bolt derives from providing access to its platform, Bolt also operates as an independent insurance agency and sells commercial and personal property and casualty insurance products directly to consumers online through its platform; those sales represent a relatively small percentage of Bolt’s business.

The insurance intermediary business is highly competitive, and numerous firms, some of which have substantially greater financial and other resources, name recognition and market presence than Bolt, actively compete with Bolt for customers and insurance markets. Competition in the insurance business is largely based on innovation, quality of service and price. A number of insurance companies directly sell insurance, primarily to individuals, and do not pay commissions to third-party agents and brokers. In addition, the cloud has increasingly become a source for the direct placement of personal business lines.  We believe that Bolt’s unique platform and the product and technology connectivity that it offers allows Bolt to compete in the insurance market. In 2014, Bolt spent approximately $3.8 million on research and development activities.

As of February 20, 2015, Bolt has 213 employees, of which are 5 employees are part-time employees.

FolioDynamix

FolioDynamix offers wealth management service providers and financial advisors a comprehensive, secure, cloud-based wealth management technology platform and advisory solutions for managing the full wealth management lifecycle across all types of investment programs. FolioDynamix provides its customers with leading-edge technology to attract and retain the best advisors, enable more effective business process management, accelerate client acquisition and gain visibility across all assets under management (AUM).

FolioDynamix’s customers, which include a variety of financial services organizations, such as brokerage firms, banks (trust and retail), large registered investment advisors (RIAs) and RIA networks and other fee-based managed account providers, access specified bundles of platform applications through the cloud on a periodic (usually multi-year) subscription basis; FolioDynamix sells the periodic subscriptions directly to its customers through its internal sales team.

FolioDynamix’s comprehensive, integrated platform enables highly sophisticated management of all aspects of a financial services organization’s wealth management process, including:

•	proposal generation and investment policy statement (IPS) management;
•	client acquisition and onboarding;
•	investment model management;
•	portfolio rebalancing;
•	trading and trade order management;
•	performance management and reporting; and
•	portfolio accounting.

FolioDynamix complements its innovative wealth management platform and applications with institutional-quality research, content and consulting expertise through its subsidiary, FDx Advisors, Inc. (“FDx Advisors”).  FDx Advisors is an RIA firm that is independently available to help wealth management firms with due diligence and discretionary investment solutions that can be fully integrated with the FolioDynamix technology platform. The company charges its customers for these advisory services fees based on a specified percentage of AUM.

FolioDynamix’s five largest customers in terms of revenue generation represented more than half of its revenue in 2014. Although a loss of one or more of these customers (most of which have been signed to long-term contracts through at least 2017) would have a negative impact on FolioDynamix’s financial results and condition, FolioDynamix does not have any customer the loss of which would have a materially adverse financial impact on our vertical cloud businesses as a whole.

The market for wealth management software and advisory services is fragmented, competitive and rapidly changing. When selling its software to large financial services organizations, FolioDynamix faces competition from software companies who provide end-to-end, cloud-based solutions and an even larger number of software companies that offer individual point solutions; some of these companies may have better name recognition and financial and other resources than FolioDynamix. To a lesser degree, the company competes with in-house solutions that its current and prospective clients may develop. We believe that FolioDynamix’s sophisticated, highly-scalable, comprehensive cloud-based technology platform, along with its deep wealth management domain knowledge and processes, particularly in the areas of research and regulatory compliance, provide it with a strong position in the wealth management software and advisory services market. In 2014, FolioDynamix spent approximately $6.9 million (of which $0.6 million relating to the period, from acquisition date to end of year, is included in Actua’s Consolidated Statement of operations) on research and development activities.

As of February 20, 2015, FolioDynamix has 93 employees, of which 3 employees are part-time employees.

GovDelivery

GovDelivery is a provider of cloud-based communication solutions that allow governments, government agencies and government organizations to reach more people and mobilize them to action. GovDelivery’s digital communication management platform enables the public sector to address a variety of real, ongoing challenges it faces by interacting more efficiently with citizens through e-mail, mobile text alerts, RSS and social media channels.

Through the GovDelivery platform, GovDelivery’s customers, which include government entities, agencies and organizations at the national, state and local levels in both the United States and Europe, are able to:

•	increase online transactions, such as registrations and renewals, through personalized content, reminders, up-sell/cross-sell offers and other features;
•	promote successful events through multi-channel communications, personalized and contextual content and integration with other organizations and registration platforms;
•	manage emergency situations with real-time updates, sophisticated audience targeting and integration with other emergency alert systems;
•	expand volunteerism with broad reach, engaging content, sophisticated audience targeting and in-depth tracking analytics;
•	support regulatory compliance, encourage disaster preparedness and advance community education programs through a unified platform with sophisticated audience targeting;
•	improve media relations with tools that streamline communications with media outlets and measure the level of engagement that media outlets have with their multi-channel communications; and
•	drive increased citizen usage rates with a user-friendly, integrated, multi-channel communications approach.

GovDelivery’s customers access the company’s platform through the cloud on a periodic (usually annual or multi-year) subscription basis; GovDelivery sells the periodic subscriptions directly to its customers through its internal sales team.  Since GovDelivery’s customers are government entities and government affiliates, they generally have the right to terminate contracts upon notice at their unilateral election. In addition, GovDelivery derives, and will continue to derive, the majority of its revenue from work performed for the United States federal government and federal government agencies, some of which individually account for a significant amount of GovDelivery’s revenue; however, the work is performed under a myriad of separate, independent relationships and agreements with various branches and agencies within the federal government.

The market for digital communication solutions in general is fragmented, highly competitive and rapidly changing. GovDelivery provides its solutions exclusively to the public sector, while its competitors generally focus on digital marketing solutions targeting either the small business market or the private sector enterprise market. To a lesser degree, GovDelivery competes with in-house solutions that its current and prospective customers may develop. We believe that GovDelivery’s cloud-based technology and domain expertise, which manifests itself in strong relationships with many government entities, a subscriber base of more than 75 million interested citizens and a unique understanding of the day-to-day communication challenges faced by public sector clients, allows it to compete effectively against other digital communications service providers, some of which may have more name recognition and financial and other resources than GovDelivery. In 2014, GovDelivery spent approximately $7.4 million on research and development initiatives.

As of February 20, 2015, GovDelivery has 178 full-time employees.

MSDSonline

MSDSonline offers an integrated platform of cloud-based solutions that help companies manage a variety of global environmental, health and safety regulatory compliance requirements. MSDSonline’s products and services help businesses create safer work environments by identifying, managing and reducing potential workplace and environmental hazards that save time, lower costs and reduce the risk and liability associated with meeting compliance (particularly U.S. Occupational Safety and Health Administration (OSHA)) requirements.

MSDSonline’s customers, which include large and mid-market North American businesses in a wide variety of industries (including healthcare, manufacturing, education, construction, hospitality and technology, among many others), access the company’s applications through the cloud on a periodic (usually multi-year) subscription basis; MSDSonline sells the periodic subscriptions directly to its customers through its internal sales team.

MSDSonline’s principal products are currently its HQ Account and HQ RegXR Account applications. Both of these cloud-based applications provide customers with the ability to track, manage and report on the hazardous chemicals contained in their workplaces, with the HQ RegXR application containing additional regulatory reporting functionality.  Specifically, the applications provide businesses with:

•	24/7 access to the industry’s leading database of chemical safety data sheets, which ensures that their safety data sheet libraries are complete, up-to-date and OSHA-compliant;
•

user-friendly tools that enable compliance with a variety of hazard communication requirements, such as chemical labeling, safe chemical handling and more (with the HQ RegXR Account application featuring a sophisticated regulatory cross-referencing engine);

•	robust chemical management tools, including chemical mapping features, which significantly increase control over the location, status and risks associated with the chemicals at their facilities;
•	mobile-enabled functionality and chemical inventory scanning technology, which allow on-the-spot access to chemical inventory information via mobile devices; and
•	quick ROI and low cost of ownership, as they eliminate time-consuming, manual administrative tasks.

MSDSonline offers a number of customer services to support its HQ Account and HQ RegXR Account applications, such as customer training, safety data sheet authoring and compiling/indexing of customers’ online safety data sheet libraries; those services are sold to customers on a project fee basis.

Additionally, in part through its acquisition of Knowledge Management Innovations Ltd. (“KMI”) in 2014, MSDSonline offers a comprehensive suite of cloud-based EH&S tools that allow customers to gain visibility into, and control risk at, their companies in the areas of incident management, audit and inspection training, compliance management, risk analysis, greenhouse gas reporting and sustainability metrics and reporting.

MSDSonline has around 10,000 customers, none of which accounts for a material portion of the company’s annual revenues. The market for EH&S software is fragmented and competitive. When selling its applications and services to large organizations, MSDSonline faces competition from both large horizontal/multi-industry software companies that offer EH&S modules and smaller software companies focused solely on EH&S markets; some of these software companies provide cloud-based software solutions, while others offer only traditional, on-premise software solutions. In the large enterprise EH&S market, MSDSonline often competes with incumbent vendors, many of which have more name recognition and financial and other resources than MSDSonline. In the mid-market, MSDSonline competes sometimes with smaller software companies but more often with home-grown (often manual/offline) solutions that current and prospective customers may develop. We believe that MSDSonline’s unparalleled proprietary database, which contains over 7.9 million safety data sheets, along with its cloud-based, EH&S-focused technology, its sales and marketing expertise and its deep EH&S and regulatory domain knowledge, provides MSDSonline with a strong competitive position relative to both large and small companies offering competing EH&S software solutions. In 2014, MSDSonline spent approximately $3.6 million on research and development initiatives.

As of February 20, 2015, MSDSonline has 277 employees, all of which are full-time employees.

Our Vertical Cloud (Venture) Businesses

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

Employees

Corporate headcount at Actua as of February 20, 2015 was 20. The headcount at our consolidated businesses as of February 20, 2015 was 761 employees.  See the descriptions of our individual consolidated businesses above for the number of employees at those businesses.

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

Our businesses compete in rapidly evolving and intensely competitive cloud-based technology markets and are subject to ever-changing technology, shifting customer needs and preferences and frequent introduction of products and services.  We expect competition in those markets to intensify in the coming years.  Our businesses’ current and potential competitors range from large and established companies to emerging start-ups, both horizontally and vertically focused.  Established companies, on the one hand, have greater resources, more comprehensive and complementary product and service offerings, longer operating histories and more established relationships with customers.  Those companies can use their experience and resources to compete with our businesses in a variety of ways, including by making acquisitions, investing aggressively in research and development and sales and marketing, and offering more attractive commercial terms to customers, service providers and other strategic partners.  Emerging start-ups, on the other hand, may be able to innovate and provide products and services faster than our businesses can.  If our businesses’ competitors are collectively more successful than our businesses are in developing compelling products and services or in attracting and retaining customers, our consolidated revenues and growth rates could decline.

If the market for cloud-based software develops more slowly than we expect or declines, our business could be materially adversely affected.

The market for cloud-based software is not as mature as the market for on-premise enterprise software, and it is uncertain whether cloud-based software will achieve and sustain high levels of customer demand and market acceptance.  Our success will depend to a substantial extent on the widespread adoption of cloud-based software solutions.  Many enterprises have invested substantial personnel and financial resources to integrate traditional enterprise software into their businesses and, therefore, may be reluctant or unwilling to migrate to cloud computing.  Other enterprises have not elected to move from traditional processes that are not cloud-based to automated cloud-based processes.  It is difficult to predict customer adoption rates and demand for our businesses’ products and services, the future growth rate and size of the cloud-based software market or the entry of competitive applications.  The expansion of the cloud-based software market depends on a number of factors, including the cost, performance, and perceived value associated with cloud-based software, as well as the ability of cloud-based software companies to address heightened security and privacy concerns.  If other cloud-based software providers experience security incidents, loss of customer data, disruptions in delivery or other problems, the market for cloud-based applications as a whole, including our products and services, may be negatively affected.  If cloud-based software does not achieve widespread adoption, or there is a reduction in demand for cloud-based software caused by a lack of customer acceptance, technological challenges, weakening economic conditions, increasing security or privacy concerns, competing technologies and products, decreases in corporate spending or otherwise, it could result in decreased revenues and our business could be materially adversely affected.

Third-party attempts to breach or actual breach of our networks or data security, or the existence of any other security vulnerabilities, could damage our reputation or the reputation of our businesses and materially adversely affect our business, financial condition and operating results.

Network and data security is particularly important for cloud-based software businesses, such as ours, which use Internet-based computing, storage, and connectivity technology to deliver their software products and services.  Customers using our businesses’ products and services rely on the security of computer networks and infrastructure for achieving reliable service and the protection of their data.  As part of our businesses’ cloud-based offerings, our businesses receive sensitive data.  There can be no assurance that this information will not be subject to cyberattacks, computer break-ins, theft and other improper activity that could jeopardize the security of information handled by our businesses’ products and services or cause interruptions in the operations of our businesses.

Cyberattacks and other malicious Internet-based activity continue to increase generally, and cloud-based platform providers have been targeted; therefore, we devote significant resources and incur significant costs to protect against security threats.  Nevertheless, our security measures may be breached as a result of third-party action, including intentional misconduct by computer hackers, employee error, malfeasance or otherwise, and result in someone obtaining unauthorized access to our customers’ data or our data, including our intellectual property and other confidential business information, or our IT systems.  Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information, such as user names, passwords or other information, in order to gain access to our customers’ data or our data or IT systems.  Because the techniques used to obtain unauthorized access or to sabotage systems change frequently and are generally not recognized until launched against a target, we may not be able to anticipate these techniques or to implement adequate preventative measures.  In addition, our customers may authorize third-party technology providers to access their customer data.  Because we do not control our customers and third-party technology providers, or the processing of such data by third-party technology providers, we cannot ensure the integrity or security of such transmissions or processing.  Malicious third parties may also conduct attacks designed to temporarily deny customers access to our services.  Actual or perceived security vulnerabilities could cause us and our businesses to incur significant additional costs to alleviate problems caused by any such actual or perceived vulnerabilities.  Those costs could reduce our operating margins and expose us and our businesses to litigation, loss of customers, reputational damage and other business harm that could result in a material adverse effect on our results of operations, business and financial condition.

Our businesses could face material liability related to the disclosure or theft of personal information they store.

If the personal information any of our businesses’ clients, particularly FolioDyanmix’s, were inappropriately disclosed, whether inadvertently or otherwise, or if third parties were able to penetrate our businesses’ network security or otherwise gain access to any client’s name, address, portfolio holdings, credit card information or other financial information, our companies could be subject to claims for misuses of personal information, which could have a material adverse effect on our results of operations, financial condition or business.

Interruption of our businesses’ operations, infrastructures or systems upon which they rely, including interruptions related to cyberattacks, could prevent them from delivering their products and services to their customers, which could have a material adverse effect on our business.

Because our businesses are primarily conducted over the Internet, they depend on their abilities to protect computer equipment and the information stored in computer equipment, offices and hosting facilities against damage from earthquake, floods, fires, power loss, telecommunications failures, cyberattacks, terrorism unauthorized intrusion, sabotage, intentional acts of vandalism and other events.  There can be no assurance that our businesses’ disaster preparedness or cybersecurity measures will prevent significant interruption of their operations.  In addition, our businesses engage third-party facility providers for their hosting facilities and related infrastructure that is essential for their subscription services.  Service to our businesses’ customers could be interrupted in the event of a natural disaster, by a hosting provider decision to close a facility or terminate operations, by cyberattacks, by terriorism or by other unanticipated problems.  Similarly, our businesses use third-party telecommunications providers for Internet and other telecommunication services.  Any of those third-party providers may fail to perform their obligations adequately, and any third-party systems may fail to operate properly or become disabled for varying periods of time, causing business interruption, system damage, or inability to process funds on behalf of customers.  An interruption of operations, infrastructures or systems could reduce our businesses’ revenues, cause them to issue credits or pay penalties, cause customers to terminate their subscriptions, cause other liability to customers, or cause regulatory intervention or reputational damage, which could have a material adverse effect on our results of operations, financial condition and business.

Our businesses may become liable for damages to their customers for breaches of warranties and lose customers if they have errors, defects or disruptions in their service or if they provide poor service, which could result in a material adverse effect on our results of operations, financial condition and business.

Our businesses deliver cloud-based software and services.  Errors or defects in the software applications underlying those services, failures of the hosting infrastructures of our businesses, or errors in the delivery of products and services may make our businesses’ products and services unavailable to their customers, may cause disruptions in the operations of those customers and may cause those customers to suffer other harm.  Because customers use our businesses’ services to manage important aspects of their business, any errors, defects, disruptions in service or other performance problems with our cloud-based solutions could adversely impact the businesses of our customers.  If there are any errors, defects, disruptions in service or other performance problems with our businesses’ services, customers could elect not to renew or delay or withhold payment, we could lose future sales, or customers could make warranty claims against our businesses, which could result in an increase in our provision for doubtful accounts, an increase in collection cycles for accounts receivable, or costly litigation or the payment of damages.  As a result, we could experience a material adverse effect on our results of operations, financial condition and business.

FolioDynamix could suffer financial loss, regulatory sanctions or reputational damage as a result of operational errors, which could have a material adverse effect on our results of operations, financial condition or business.

FolioDynamix faces operational risk related to improper or unauthorized execution and processing of transactions, deficiencies in its operating systems, business disruptions and inadequacies or breaches in its internal control processes. FolioDynamix relies on its employees and systems to process large volumes of transactions. In the event of a breakdown or improper operation of systems, human error or improper action by employees, we could suffer financial loss, regulatory sanctions or damage to our reputation, which could have a material adverse effect on our results of operations, financial condition or business

Claims that we or our technologies infringe upon the intellectual property or other proprietary rights of a third party may require us to incur significant costs, enter into royalty or licensing agreements or develop or license substitute technology.

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

Some of our products have been developed using open source software.  If we fail to comply with the terms of one or more of these open source licenses, our business could be negatively affected.

Some of our products include software covered by open source licenses.  The terms of various open source licenses have not been interpreted by U.S. courts; there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market our products.  By the terms of certain open source licenses, we could be required to release the source code of our proprietary software and to make our proprietary software available under open source licenses if we combine our proprietary software with open source software in a certain manner.  In the event that portions of our proprietary software are determined to be subject to an open source license, we could be required to publicly release the relevant portions of our source code, re-engineer all or a portion of our technologies, or otherwise be limited in the licensing of our technologies, each of which could reduce or eliminate the value of our technologies and services.  In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of the software; these usage risks could negatively affect our business.

We employ third-party licensed software for use in or with our products; the inability to maintain licenses for this software could result in increased cost, which could have a negative effect on our business.

Our products incorporate certain third-party software obtained under licenses from other companies.  We anticipate that we will continue to rely on such third-party software and development tools from third parties; however, if we had to find alternatives to our existing third-party licenses, it could increase our costs and have a negative effect on our business.

If analysts, investors and other participants in public and/or private markets change the way that they currently value cloud-based businesses, such as those we currently own and those we could acquire, our stock price could be adversely affected.

At the present time, public and private cloud-based businesses are being valued based on relatively high multiples of their historical and/or forecasted revenues, with less of a focus on their current levels of profitability.  Given the emphasis placed on the revenue growth of cloud-based businesses, we intend to continue to invest heavily in sales and marketing to drive revenue growth at our businesses.  In the event that analysts, investors and other market participants begin to value cloud-based businesses, which comprise our core group of assets, based on lower revenue multiples or on profitability or some other metric, our stock price could be adversely affected, regardless of the performance of those businesses.  Moreover, our strategy calls for us to acquire additional cloud-based businesses and technologies.  To the extent that we acquire any cloud-based business or technology based on current valuation practices/metrics, and those practices/metrics change as contemplated above, our stock price could be adversely affected, regardless of the performance of the business or technology that we acquire.

Our business strategy, which calls for the ownership and operation of a concentrated group of vertically-focused, majority-owned cloud-based businesses, may subject us to additional risks.

In recent years, we have disposed of our interests in a number of businesses, including Procurian, Inc. (“Procurian”), which historically accounted for a significant amount of our revenue and earnings.  We have opted to focus our human and financial capital on a smaller number of majority-owned businesses and currently operate four majority-owned businesses of roughly equal size, each of which offers cloud-based software and services to serve the needs of a particular vertical industry.  Because we have reduced the extent to which our holdings are diversified, we have concentrated the risk on our four majority-owned businesses.  As a vertically-focused company, we also face concentrated risk relative to four industries.  Unlike horizontally-focused companies with which we complete, our success is in part dependent upon the wellbeing of the four industries that our businesses serve.  As a result, the occurrence of a material adverse event or existence of a material adverse condition at any one of our four majority-owned businesses or a downturn in one of the vertical markets that they serve could have a material adverse impact on our business as a whole.

If we are unable to attract new customers, it could negatively affect our results of operations and our financial condition in a material way.

Our businesses may not be able to attract customers due to a variety of reasons, including increased competition, the unwillingness of potential customers to shift to cloud-based processes or spend money on non-core products and services, especially during periods of economic uncertainty, customer insolvency and the unavailability of credit for customers.  If our businesses are unable to attract new customers, our results of operations and our financial condition could be negatively affected in a material way.

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

The development of in-house capabilities by our customers may have a negative effect on our financial performance.

Some of our businesses’ customers have developed or may develop capabilities in-house for portions of solutions that are similar to those that our businesses offer.  These customers may choose not to purchase our products and services and may compete with us directly, which could have a negative effect on our financial performance.

If our customers, including certain significant customers, do not renew their contracts for our products or if they do not renew them on terms that are favorable to us, our results of operations could be negatively impacted.

We try to enter into multi-year contracts with our customers; however, GovDelivery’s federal government contracts are generally limited to one-year terms and our other businesses face competitive pressure to agree to terms of not more than one year.  As our customer contracts approach the end of their terms, we seek to renew the agreements.  Historically, renewals have represented a significant portion of our total revenue.  Because of this characteristic of our business, if our customers, particularly our significant customers, choose not to renew their contracts on beneficial terms or at all, our business, operating results and financial condition could be harmed.  Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our products and services, the availability of alternative products and services offered by our competitors and their ability to continue their operations and spending levels.

If our businesses’ research and development efforts are not successful, our results of operations could be negatively affected.

In order to remain competitive and drive organic revenue growth, our businesses deploy a significant amount of capital, both financial and human, towards research and development efforts aimed at developing innovative new products that they believe will be attractive to their existing and potential customers.  If our businesses are unable to develop innovative and competitive products that customers are interested in purchasing, our results of operations could be negatively affected.

If we are unable to develop and upsell additional or enhanced products and services to our existing customers, our results of operations could be negatively affected.

Our future success depends in part on our businesses’ ability to develop and sell additional or enhanced products and services to their existing current customers.  The rate at which our businesses’ customers purchase additional or enhanced products and services depends on a number of factors, including general economic conditions, their satisfaction with the products and services that they have already purchased and our ability to cross sell products offered by companies that our businesses acquire as tuck-in acquisitions.   If our businesses’ efforts to upsell to existing customers are not successful, our results of operations may be negatively affected.

The loss of or reduction in business from one or more significant customers could have a materially negative impact on our results of operations and financial condition.

Most of our businesses have significant individual customer relationships.  Notably, Bolt has relationships with sizeable insurance carriers, FolioDynamix has relationships with large financial institutions and GovDelivery has relationships with significant government entities.  A substantial portion of each of these businesses’ revenues is tied to a relatively small number of customers.  For example, FolioDynamix’s five largest customers in terms of reveneue generation represented more than half of its revenue in 2014.  If our businesses are unable to retain one or more significant customers, or if their customers collectively reduce by a significant amount the products or services that they purchase from our businesses, or if our businesses fail to secure additional significant customers, we could fail to achieve our internal financial forecasts and related revenue and earnings guidance, and our results of operations and financial condition could be negatively impacted.

Some of our businesses incur significant expenses in connection with long selling cycles and/or implementation cycles, which may take time to recover or will not be recovered if they are unsuccessful in securing new customer contracts.

Our businesses, particularly Bolt, FolioDynamix and GovDelivery, face long selling cycles and/or implementation cycles in connection with securing new contracts from large enterprise customers, and they may incur significant expenses during the selling cycle and/or implementation cycles.  Our businesses may not succeed in securing contractual relationships with prospective clients, in which case they would receive no revenues or reimbursement for those expenses and, even if they do secure new clients, they may incur significant implementation costs that take time to recover.  The incurrence of such costs and the delay or inability to recover them could have an adverse effect on our results of operations and financial condition.

As more of our businesses’ sales efforts are targeted at larger enterprise customers, we face less predictability, great pricing pressure and increased implementation and customization challenges, all of which could materially harm our business and our operating results.

As our businesses target more of their sales efforts at lager enterprise customers, we face less predictability in completing some of our sales.  A potential customer’s decision to use our service may be an enterprise-wide decision such that we would need to provide greater education regarding the use and benefits of our service.  Additionally, large customers may demand more customization, integration services and features.  As a result of these factors, sales opportunities with large enterprise customers are difficult to forecast and may require us to devote greater sales support and professional services resources to individual customers.  This increases the cost and time required to complete sales.  As a result of these risks, our business and operating results could be materially negatively impacted.

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

We recognize subscription revenue over the terms of our businesses’ customer agreements, with some of our agreements being multi-year contracts.  As a result, most of our quarterly subscription revenue results from agreements entered into during previous quarters. Consequently, a shortfall in demand for our software and related services in any quarter may not significantly reduce our revenue for that quarter, but could negatively affect revenue in future quarters.  We may not be able to adjust our cost structure to compensate for this potential shortfall in revenue.  Accordingly, the effect of significant downturns in sales of subscriptions to our businesses’ software and related services may not be fully reflected in our results of operations until future periods.  Our model also makes it difficult for us to rapidly increase revenue through additional sales in any period, as subscription and related revenue from new customers must be recognized over the applicable terms.

Our focus on vertical cloud solutions may make it more difficult for us to obtain customers and compete with providers of horizontal cloud solutions.

We serve vertical markets where we believe our cloud-based solutions can create unique and compelling value for customers.  Although our focus on vertical markets is an important factor that differentiates us from our competitors, the narrow focus of our offerings could make it more difficult for us to compete with providers of horizontal cloud solutions, which, due to their focus on multiple markets, may be larger, better-capitalized and better known.

If our businesses do not execute the conversions of new clients onto their platforms in a timely and accurate manner, it could have a material adverse effect of our results of operations, financial condition or business.

When FolioDynamix enters into an arrangement with a new client, it typically must convert such client’s technology platform to the FolioDynamix technology platform.  Similarly, some of Bolt’s arrangements require extensive conversions.  If we are not successful in executing these complex conversions in a timely and accurate manner, our businesses may lose customers or be required to devote more financial and human resources than they expected when they entered into certain arrangements which could have a material adverse effect on our results of operations, financial condition or business.

The loss of key personnel, or our inability to attract additional key personnel, could result in significant business disruption and harm our results of operations and financial condition.

Our success is dependent upon our ability to attract and retain exceptional key personnel. If our key personnel, particularly senior executives and individuals with vertical domain expertise, were unable or unwilling to continue in their present positions, or if we were unable to continue to hire exceptional personnel, our operations could be disrupted, and our operating results and financial condition could be seriously harmed.

GovDelivery depends heavily on contracts with the United States federal government. Those contracts could be materially reduced, extended, or terminated as a result of the government’s continuing assessment of priorities, changes in government priorities or budget cuts. Those matters and/or delays in the budget process could adversely affect our results of operations or financial condition.

GovDelivery derives the majority of its revenue from U.S. federal government customers; we expect that the business will continue to derive most of its sales from work performed under U.S. government contracts, which are conditioned upon the continuing availability of Congressional appropriations.  Congress usually appropriates funds on a fiscal-year basis even though contract performance may extend over many years.  The programs in which GovDelivery participates must compete with other programs and policy imperatives for consideration during the budget and appropriation process.  Concerns about increased deficit spending, along with continued economic challenges, continue to place pressure on U.S. and international government-customer budgets.  While we believe that GovDelivery’s programs are well aligned with the missions of our U.S. government customers, shifts in domestic spending, the affordability of GovDelivery’s products and services, general economic conditions and developments, and other factors may affect a decision to fund, or the level of funding, for existing or proposed contracts between GovDelivery and its U.S. federal government customers.

We and our businesses may be subject to government regulation that could disrupt and harm our businesses.

The cloud-based offerings of our businesses are subject to government regulation domestically and internationally in many areas, including regulation of the Internet regarding user privacy, telecommunications, data protection and online content.  Regulation related to the provision of services on the Internet is increasing as federal, state and foreign governments continue to adopt new laws and regulations addressing data privacy and the collection, processing, storage and use of personal information.  The application of those laws and regulations to our businesses is often unclear, and sometimes the laws and regulations may conflict. Compliance with those laws and regulations may involve significant costs or require changes in business practices that result in reduced revenue.   Additionally, some of the vertical markets in which we operate are heavily regulated.  For example, Bolt is subject to state regulation respect with to its insurance operations and FolioDynamix is subject to federal regulation covering the financial services industry, including the Investment Advisers Act of 1940 (the “Advisers Act”).   Noncompliance by our businesses with applicable regulations could result in monetary penalties being imposed on our businesses or orders that our businesses cease performing a critical activity, such as selling their software and services or, in the case of Bolt, providing insurance services, and in the case of FolioDynamix, providing financial services.

FolioDynamix’s advisory services business is subject to extensive government regulation and compliance failures or regulatory action against FolioDynamix could adversely affect our results of operations, financial condition or business.

The financial services industry in which FolioDynamix operates is extensively regulated.  FDx Advisors, a subsidiary of FolioDynamix, is registered as an “investment advisor” with the SEC under the Advisers Act and is regulated thereunder.   The Advisers Act imposes numerous obligations and restrictions on investment advisers.  The laws and regulations to which FolioDynamix is subject are complex and are subject to change in the future.  If FolioDynamix fails to comply with applicable laws and regulations, it could be subject to fines and sanctions, including a revocation of its registration as an investment adviser, which could have a material adverse effect on our results of operations, financial condition or business.

FolioDynamix is subject to liability for losses that result from a breach of its fiduciary duties, which could have a material adverse effect on our results of operations, financial condition or business.

FolioDynamix’s investment advisory services involve fiduciary obligations that require it to act in the best interests of its clients, and it may be sued and face liabilities for actual or claimed breaches of its fiduciary duties. Because FolioDynamix provides investment advisory services, both directly and indirectly, with respect to substantial assets, it could face substantial liability to its clients if it is determined that it has breached its fiduciary duties. In certain circumstances, FolioDynamix may enter into client agreements jointly with advisors and retain third-party investment money managers on behalf of clients. As a result, it may be included as a defendant in lawsuits against financial advisors and third-party investment money managers that involve claims of breaches of the duties of such persons, and may face liabilities for the improper actions and/or omissions of such advisors and third-party investment money managers. In addition, FolioDynamix may face claims based on the results of its investment advisory recommendations, even in the absence of a breach of its fiduciary duty. Such claims and liabilities could have a material adverse effect on our results of operations, financial condition or business.

MSDSonline provides its customers with cloud-based software to help them comply with federal employee health and safety regulations.  If the federal government were to reduce the amount of, or otherwise significantly alter, regulations related to employee health and safety, it could adversely affect our results of operations or financial condition.

MSDSonline provides cloud-based software that helps employers comply with Occupational Safety and Health Administration (OSHA) regulations related to employee health and safety.  If the scope of OSHA’s regulation of employee health and safety were to decline, or if OSHA were to reduce its enforcement efforts, MSDSonline’s customers and potential customers would be less likely purchase MSDSonline’s products and services, which could adversely affect our results of operations or financial condition.

Customers of MSDSonline could purchase fewer or no products or services once they meet an upcoming regulatory compliance deadline, which could have a material adverse effect on our results of operations.

Customers purchase some of MSDSonline’s products and services in order to comply with federal regulations associated with the Globally Harmonized System of the Classification and Labeling of Chemicals that require standardization of safety data sheets and related training (the “GHS Standards”).  U.S. companies subject to the GHS standards must achieve full compliance by June 1, 2016.  Customers have purchased and may purchase MSDSonline’s safety data sheet authoring and training services in order to achieve compliance with the GHS Standards.  Once such compliance is achieved, these companies may purchase fewer or none of MSDSonline’s products and services.  As a result, MSDSonline’s revenues associated with certain of its products and services could materially decrease, which could have a material adverse effect on our results of operation or financial condition.

Revenue from FolioDynamix’s advisory service fees could materially decrease as a result of an economic downturn or negative market conditions.

Some of the fees from FolioDynamix’s advisory services business are based on the amount of assets under management and other advisory fees are based on the number of accounts managed.  If the value of the assets under FolioDynamix’s management and/or the number of accounts managed by FolioDynamix decreases significantly due to an economic downturn or negative market conditions, our results of operations could be materially adversely affected.

Bolt derives a meaningful portion of its revenue from commissions, which are dependent on premium rates charged by a limited number of insurance companies that can be difficult to predict.

In addition to its cloud software business, Bolt is engaged in commercial and personal property and casualty insurance agency, wholesale brokerage, and programs businesses, and, as such, derives a meaningful portion of its revenue from commissions paid by a limited number of insurance companies.  Commissions are based upon a percentage of premiums paid by customers for insurance products.  The amount of such commissions is therefore highly dependent on premium rates charged by a limited number of insurance companies.  Bolt does not determine insurance premiums.  Premium rates are determined by insurance companies based on a fluctuating market.  Historically, property and casualty premiums have been cyclical in nature and have varied widely based on market conditions.

As traditional risk-bearing commercial and personal property and casualty insurance companies continue to outsource the production of premium revenue to non-affiliated brokers or agents such as Bolt, those insurance companies may seek to further reduce their expenses by reducing the commission rates payable to such insurance agents or brokers.  The reduction of commission rates, along with general volatility and/or declines in premiums, may adversely affect Bolt’s profitability and financial condition.  Because Bolt does not determine the timing or extent of premium pricing changes, it may not be able to accurately forecast its commission revenues, including whether they will significantly decline.

Because Bolt competes with certain of its customers and potential customers with respect to its provision of commercial and personal property and casualty insurance products and services, such customers and potential customers may be unwilling to enter into contracts with Bolt, which could have an adverse effect on our results of operations.

Bolt provides a cloud-based platform used by commercial and personal property and casualty insurance carriers, insurance agents and consumers.  Some of Bolt’s offerings may compete with offerings of insurance carriers that are existing customers or potential customers, and these insurance carriers could decide not to use the Bolt platform, which could affect Bolt’s ability to execute on its strategy and have an adverse effect on our results of operations.

Our businesses are experiencing relatively rapid growth. If we fail to effectively manage that growth, our businesses and operating results could be harmed.

As a general matter, our businesses have experienced and are expected to continue to experience relatively rapid growth in terms of headcount and operations, which has placed, and will continue to place, significant demands on our and our businesses’ combined management, operational and financial infrastructure.  If we and our businesses do not effectively manage that growth, the quality of our businesses’ cloud-based software and services could suffer, which could negatively affect our brands and operating results.  The potential expansion of some of our businesses into international markets would heighten those risks as a result of the particular challenges of supporting businesses in an environment of multiple languages, cultures, customs, legal systems, alternative dispute resolution systems, regulatory systems and commercial infrastructures, including a potential need for access to additional data centers.  To effectively manage growth, we and our businesses will need to continue to improve our operational, financial and management processes.  Those systems enhancements and improvements may require additional capital expenditures and management resources.  Failure to implement those improvements could hurt our ability to manage the growth of our businesses and our financial position.

If we experience lower growth rates than we anticipate and we fail to lower our expenses accordingly, it could have a significant material adverse effect on our results of operations and business.

We may not be able to accurately forecast our rate of growth.  Our cost structure, which currently provides for significant investment in sales and marketing, product development and personnel, is based on forecasted rates of growth.  We may not be able to reduce our spending in a timely or appropriate manner if our revenue does not increase in accordance with our forecasts, which could have a significant material adverse effect on our results of operations and business.

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

We expect that our quarterly results could fluctuate significantly due to many factors, including:

•	general economic conditions, including economic downturns or uncertainty;
•	the timing of customer signings and implementations at our businesses;
•	the pace of development or a decline in growth of cloud-based software and services markets;
•	competition for the products and services offered by our businesses.
•	our acquisition of interests in new businesses;
•	the operating results, including growth rates, of our businesses;
•	changes in our estimated quarterly revenue, earnings and other performance metrics; and
•	changes in the accounting methods that we use to account for our interests in businesses that may result from changes in our ownership percentages in those businesses.

If we are not able to consummate acquisitions on acceptable terms, we may not be able to execute our business strategy.

Our business strategy of owning and operating majority-owned, cloud-based technology software and services businesses in various vertical markets may, from time to time, require (1) the ability to strategically acquire new businesses on favorable terms and (2) the ability to strategically consummate “tuck-in” acquisitions at our existing businesses on favorable terms.  We may not be able to identify attractive acquisition candidates that fit our business strategies. Furthermore, even if we are able to identify suitable acquisition candidates, it may not be possible or prudent to acquire interests in certain of those companies because of the robust valuations being ascribed to cloud-based software businesses at the present time, or due to competition from other potential acquirers that may have greater resources, brand name recognition, industry contacts or flexibility of structure than we do.  If we are unable to effectively acquire companies on acceptable terms, we may not be able to execute on our strategy, and our business may be adversely impacted.

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

Over the long term, we intend to acquire businesses in new vertical markets that we believe can be transformed through the adoption of cloud-based technologies.  If the vertical markets that we ultimately enter are not receptive to cloud-based solutions or potential customers in such markets choose to adopt solutions provided by our competitors, including providers of horizontal-based solutions, our operating results could be adversely affected.

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

Our strategy may, from time to time, call for us to acquire new cloud-based software and services businesses and technologies.  Acquiring a controlling equity stake in a cloud-based software or services company with the strong financial characteristics and growth potential necessitated by our strategy would likely require a significant amount of capital.  Deploying large amounts of capital to acquire one or more companies could lead to a depletion of our available cash and could require us to borrow money, issue stock or otherwise raise additional capital, which we may not be able to do on favorable terms or at all.

Ownership in our consolidated businesses by such businesses’ management teams could negatively impact our ability to execute our strategy if our interests are not aligned with management.

One aim of our business strategy is to maintain significant majority ownership positions in our most promising and mature businesses, ideally owning such businesses solely with those businesses’ management teams.  Because we believe that it is important that the key managers of our businesses own stakes in those businesses, when we acquire a new consolidated business we typically encourage its key managers to retain an equity interest in the surviving business.  Additionally, each of our consolidated businesses maintains equity incentive plans for its employees.  We seek to align our interests with management of our businesses through equity ownership and believe that, particularly when management holds the same security as us, such alignment is likely.  The ownership of equity interests by company managers who have different financial and strategic goals or hold different securities than us, however, could have a negative impact on our ability to execute our business strategy.

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

One of our goals is to help our businesses achieve profitability so that we can access their cash flow.  All of our businesses may not meet that goal; even if they do, in lieu of issuing dividends, we may choose to reinvest cash in our businesses’ for operations, including for investment in product development, sales and marketing, capital expenditures and tuck-in acquisitions.  It is our current intention to retain any earnings to fund growth in our businesses and to acquire new businesses and technologies.  If we do not access cash from our businesses it could have a negative impact on our future liquidity position and operations.

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

Numerous external forces, including generally weak and/or uncertain economic and political conditions, could result in declines in our revenue and operating results.

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

The following factors, among others, may add to the volatility in the price of our stock:

•	general economic conditions, including economic downturns or uncertainty;
•	the reluctance of potential customers to use cloud-based solutions or spend on non-core products and services;
•	actual or anticipated variations in our quarterly results;
•	changes in the market valuations of our businesses and other cloud-based technology businesses;
•	conditions or trends related to cloud-based technology businesses;
•	changes by securities analysts regarding their expectations of our performance;
•	new products or services offered by our businesses and their competitors;
•	announcements by our businesses or their competitors of technological innovations;
•	announcements by us, our businesses or our businesses’ competitors of significant acquisitions, strategic partnerships or joint ventures;
•	additional sales or repurchases of our securities or the securities of our businesses; and
•	additions to or departures of our key personnel.

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

ITEM 1B. Unresolved Staff Comments

On December 22, 2014, we received a comment letter from the SEC relating to our Form 10-K for the fiscal year ended December 31, 2013 and our 10-Q for the period ended September 30, 2014.  We responded to the SEC’s comments on January 14, 2015.  On February 6, 2015, we received a second comment letter from the SEC relating to the same public filings.  We responded to those comments on February 19, 2015.  On February 25, 2014, we received a third comment letter that contains one comment about our accounting policies for determining the customer relationship period of certain Bolt customers.  As of the date of this Report, we are in the process of responding to the third comment letter. We will continue to cooperate with the SEC to resolve any remaining comments.

ITEM  2. Properties

The location and general description of our properties as of February 20, 2015 are as follows, our corporate headquarters is located at 555 East Lancaster Avenue, Suite 640 in an office facility located in Radnor, Pennsylvania, where we lease approximately 10,674 square feet. Our consolidated businesses lease approximately 137,599 square feet of office, administrative, sales and marketing, operations and data center space in the United States, principally in California, Connecticut, Florida, Illinois, Minnesota, New Jersey, New York, Texas, Wisconsin and Washington, D.C., and administrative office space in Canada, Europe, Israel and United Kingdom.

ITEM  3. Legal Proceedings

Actua and its consolidated subsidiaries are involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the amount of the ultimate liability with respect to any legal claims or actions, either individually or in the aggregate, will not materially affect the financial position, results of operations or cash flows of Actua or its consolidated businesses.

ITEM  4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information. Our Common Stock is currently traded on The NASDAQ Global Select Market under the symbol “ACTA” and was previously traded under the symbol “ICGE” until September 3, 2014.  The price range per share reflected in the table below is the highest and lowest sale price for our Common Stock, as reported by The NASDAQ Global Select Market during each quarterly period of the years ended December 31, 2013 and 2014, respectively.

	2013				2014
Quarter Ended	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Sep. 30	Dec. 31
High	$13.50	$12.42	$15.00	$18.81	$21.86	$22.73	$21.21	$19.24
Low	$11.09	$10.33	$10.96	$13.87	$17.03	$17.74	$13.24	$15.00

Holders. As of February 17, 2015, there were approximately 544 holders of record of our Common Stock; there is a much larger number of beneficial owners of our Common Stock.

Dividends. We have never declared or paid cash dividends on our capital stock, and we do not intend to pay cash dividends in the foreseeable future. We plan to retain any earnings to fund future growth in our businesses and to acquire new ones.

Stock Performance Graph. The following graph presents a comparison of the performance of our Common Stock with that of the NASDAQ Composite Index and the NASDAQ Computer & Data Processing Index from December 31, 2009 to December 31, 2014. The graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act.

COMPARISON OF CUMULATIVE TOTAL RETURN* SINCE DECEMBER 31, 2009 AMONG ACTUA CORPORATION,

THE NASDAQ COMPOSITE INDEX AND THE NASDAQ COMPUTER & DATA PROCESSING INDEX

	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
ACTA	$100.00	$214.29	$116.09	$171.88	$280.15	$277.74
Nasdaq Composite Index	$100.00	$116.91	$114.81	$133.07	$184.06	$208.71
Nasdaq Computer & Data Processing Index	$100.00	$117.44	$118.01	$132.74	$175.15	$209.96

*$100 invested at closing prices on December 31, 2009 in our Common Stock or in a stock index, including reinvestment of dividends.

Securities Authorized for Issuance Under Equity Compensation Plans. For certain information concerning securities authorized for issuance under our equity compensation plan, see Item 12—“Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Issuer Purchases of Equity Securities. We maintain a share repurchase program under which we may, from time to time, repurchase shares of our Common Stock in the open market, in privately negotiated transactions or pursuant to trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act. The program was most recently expanded in September 2013 to allow for the repurchase of up to $150 million of shares of our Common Stock. The table below contains information relating to the repurchases of our Common Stock that occurred under the share repurchase program from the program’s inception on July 31, 2008 through the date of the filing of this Report.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value That May Yet Be Purchased Under the Program

Repurchased during the year ended 12/31/2008	1,948,158	$4.75	1,948,158	$ 15.7 million
Repurchased during the year ended 12/31/2009	492,242	$5.45	492,242	$ 13.1 million
Repurchased during the year ended 12/31/2010	-	$-	-	$ 13.1 million
Repurchased during the year ended 12/31/2011	841,027	$10.17	841,027	$ 29.5 million
Repurchased during the year ended 12/31/2012	930,225	$8.94	930,225	$ 21.2 million
Repurchased during the year ended 12/31/2013	906,285	$13.23	906,285	$ 109.2 million
1/1/2014 to 8/31/2014	-	$-	-	$ 109.2 million
9/1/2014 to 9/30/2014	174,310	$15.75	174,310	$ 106.5 million
10/1/2014 to 10/31/2014	432,417	$16.78	432,417	$ 99.2 million
11/1/2014 to 11/30/2014	-	$-	-	$ 99.2 million
12/1/2014 to 12/31/2014	166,908	$16.64	166,908	$ 96.4 million
1/1/2015 to 1/31/2015	96,277	$17.66	96,277	$ 94.7 million
2/1/2015 to 02/28/2015	-	$-	-	$ 94.7 million
3/1/2015 to 3/2/2015	-	$-	-	$ 94.7 million
Total	5,987,849	$9.23	5,987,849	$ 94.7 million
(1)	All shares purchased in open market transactions.
(2)	Average price paid per share excludes commissions.

ITEM 6. Selected Financial Data

The following table summarizes certain selected historical consolidated financial information that has been derived from our audited Consolidated Financial Statements for the years ended December 31, 2014, 2013, 2012, 2011, and 2010. The financial information may not be indicative of our future performance and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the related Notes thereto included in this Report. During the year ended December 31, 2013, Channel Intelligence, Inc. (“Channel Intelligence”), InvestorForce Holdings, Inc. (“InvestorForce”) and Procurian were sold. Accordingly, we have recast the selected historical consolidated financial information to conform to the current period presentation; those three businesses are presented as discontinued operations for all periods presented.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$84,837	$59,201	$26,640	$12,885	$8,119
Operating expenses
Cost of revenue	24,420	17,757	9,459	4,589	2,284
Sales and marketing	39,710	28,129	12,355	5,306	3,740
General and administrative	51,731	30,960	28,408	20,119	20,446
Research and development	15,408	9,032	8,807	2,934	2,126
Amortization of intangible assets	10,532	8,470	4,837	1,373	1,357
Impairment related and other	1,187	4,292	1,130	109	796
Total operating expenses	142,988	98,640	64,996	34,430	30,749
Operating loss	(58,151)	(39,439)	(38,356)	(21,545)	(22,630)
Other income (loss), net	5,300	(4,210)	57,820	43,203	74,501
Interest income (expense), net	(1,150)	(1,257)	413	330	203
Income (loss) from continuing operations before income taxes and equity loss	(54,001)	(44,906)	19,877	21,988	52,074
Income tax benefit (expense)	12,931	17,803	(108)	464	1,111
Equity loss	(776)	(2,963)	(8,672)	(11,964)	(16,022)
Income (loss) from continuing operations	(41,846)	(30,066)	11,097	10,488	37,163
Income from discontinued operations	14,026	232,107	12,484	19,313	10,745
Net income (loss)	(27,820)	202,041	23,581	29,801	47,908
Less: Net income (loss) attributable to non-controlling interest	(4,264)	(7,018)	592	2,235	1,319
Net income (loss) attributable to Actua Corporation	$(23,556)	$209,059	$22,989	$27,566	$46,589
Basic and Diluted Income (loss) Per Share Attributable to Actua Corporation
Income (loss) from continuing operations	$(1.01)	$(0.70)	$0.35	$0.29	$1.02
Income from discontinued operations	0.38	6.42	0.29	0.46	0.26
Basic income (loss) per share	$(0.63)	$5.72	$0.64	$0.75	$1.28
Shares used in computation of basic income (loss) per share	37,130	36,536	35,890	36,656	36,427
Income (loss) from continuing operations	$(1.01)	$(0.70)	$0.35	$0.29	$1.00
Income from discontinued operations	0.38	6.42	0.28	0.45	0.26
Diluted income (loss) per share	$(0.63)	$5.72	$0.63	$0.74	$1.26
Shares used in computation of diluted income (loss) per share	37,130	36,536	36,543	37,460	37,064
Consolidated Balance Sheet Data:
Cash and cash equivalents	$103,134	$334,656	$20,872	$92,828	$74,668
Working capital	$68,252	$308,495	$168,075	$104,784	$72,128
Total assets	$528,341	$529,718	$447,059	$306,820	$280,989
Other long-term debt, net of current portion	$-	$6,008	$9,645	$-	$559
Total Actua Corporation stockholders' equity	$431,938	$450,161	$265,898	$245,884	$223,807

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in forward-looking statements contained herein as a result of certain factors, including those set forth elsewhere in this Report and discussed in our other SEC filings. The following discussion should be read in conjunction with our audited Consolidated Financial Statements and the related Notes thereto included in this Report.

The Consolidated Financial Statements include the consolidated accounts of Actua Corporation, a Delaware corporation, and its subsidiaries, both wholly-owned and consolidated (Actua Corporation and all such subsidiaries are collectively hereafter referred to as “Actua,” “the Company,” “we,” “our,” or “us”), and have been prepared in accordance with U.S. generally accepted accounting principles (GAAP).

Overview

Actua is a multi-vertical cloud technology company with offerings that create unique and compelling value for our customers and provide transformative efficiency to vertical markets. We manage our consolidated vertical cloud-based businesses, which operate in the commercial and personal property and casualty insurance, wealth management, government communications and environmental, health and safety (EH&S) markets, with a uniform set of industry-standard recurring revenue metrics and specifically look to drive growth at those businesses by:

•	continuously creating compelling, differentiated cloud-based products and services through investment in research and development;
•	driving efficient long-term growth in recurring revenue through investment in lead generation, marketing and sales;
•	identifying, structuring and executing accretive acquisitions that accelerate strategic plans, increase revenue growth and, over time, improve margins;
•	investing in and cultivating deep, domain-expert management teams; and
•	implementing strategies to obtain operational leverage and increased profitability while maintaining high revenue growth, particularly as a company scales.

We believe that, through those and other measures, we are developing a set of leading businesses that possess unique assets which are hard to replicate and which provide competitive differentiation in the sizable vertical markets in which they operate.  We believe further that our vertical cloud business model focus, which drives the compelling value proposition of our businesses, well-positions us to generate sustained, meaningful long-term returns for our stockholders, through, among other things:

•	high revenue visibility and predictability (and lower revenue volatility than traditional software companies);
•	strong gross margins;
•	disciplined customer acquisition and attractive lifetime customer values, which allow for efficient growth through investment in sales and marketing;
•	economies of scale inherent in multi-tenancy software architecture, which allow a focus on innovation; and
•	ultimately, long-term profitability and operating cash flow.

The results of operations of our businesses are reported in two segments:  the “vertical cloud” reporting segment and the “vertical cloud (venture)” reporting segment.  Our vertical cloud reporting segment reflects the aggregate financial results of our businesses:

•	that generally share the economic and other characteristics described above;
•	in which our management takes a very active role in providing strategic direction and operational support; and
•	towards which we devote relatively large proportions of our personnel, financial capital and other resources.

As of the date of this Report, we own substantial majority controlling equity positions in (and therefore consolidate the financial results of) each of the four businesses in our vertical cloud segment, Bolt (of which we own 70%), FolioDynamix (of which we own 99%), GovDelivery (of which we own 93%) and MSDSonline (of which we own 97%). For a description of each of those businesses and the cloud-based solutions they offer, see “Item 1—Business.”

Our vertical cloud (venture) reporting segment includes businesses with many characteristics similar to those of the businesses in our vertical cloud segment, but in which we take a less active role in terms of strategic direction and operational support, and, accordingly, towards which we devote relatively small amounts of personnel, financial capital and other resources. Each of the two businesses in our vertical cloud (venture) reporting segment, InstaMed and Parchment, is accounted for under the cost method of accounting (see Note 2, “Significant Accounting Policies,” to our Consolidated Financial Statements).

Channel Intelligence, InvestorForce and Procurian, which were sold during the year ended December 31, 2013, are included in “Dispositions” in the segment disclosures contained herein and are presented as discontinued operations in our Consolidated Financial Statements. Freeborders and WhiteFence were also sold during the year ended December 31, 2013; our results of the operations of those businesses are also included in “Dispositions” in the segment disclosures contained herein.

As described in “Item 1—Business” above, each of our four vertical cloud businesses, Bolt, FolioDynamix, GovDelivery and MSDSonline, offers cloud-based products and services that address the needs of a specific vertical market or industry. Each of those businesses competes with one or more traditional or cloud-based software firms, some of which have a horizontal/multi-industry focus and some of which may have better name recognition and greater financial and other resources than our businesses do. We believe that each of our businesses is well-positioned to compete with those firms because of, among other things, the vertical domain expertise and vertically-focused technology that we have cultivated.

Our focus on serving vertical markets, each of which has customers with similar needs and challenges, allows for narrowly-focused and rapid product development, which results in technology that is often better suited than a horizontal solution to address customer needs and challenges. In addition, our proprietary, scalable and secure multi-tenant architecture enables us to have relatively lower research and development expenses than traditional software companies. Based in large part on those advantages, we have invested, and will continue to invest, heavily in research and development at each of our businesses to continue to develop differentiated, vertically-focused cloud-based offerings, which are highlighted by:

•	the more than 2,800 commercial and personal property and casualty insurance products from over 60 carriers that Bolt is able to offer through its platform;
•

the broad reach of FolioDynamix’s wealth management platform, which serviced approximately $688 billion of AUM at year end, and its complementary investment advisory services, which encompassed approximately $21 billion of AUM (of which $3.7 million are Regulatory Assets Under Management) at year end;

•	GovDelivery’s subscriber base of more than 75 million interested citizens; and
•	MSDS’s industry-leading proprietary database, which contains over 7.9 million safety data sheets.

Another key component of our business strategy, in addition to our multi-vertical domain expertise and effective and efficient research and development, is the leverage inherent in the recurring revenue generated by our cloud-based software delivery model. In part because our customers are required to make periodic payments to continue receiving access to our cloud-based products and services, we have established long-term relationships with our customers, many of which are governed by multi-year contracts that have historically high renewal rates.  The consistent revenue stream provided by our recurring revenue model, coupled with our relatively high gross margins, allow us to drive revenue growth more consistently over time through investment in lead generation, sales and marketing. In order to ensure that we are effectively leveraging our cloud-based model, we closely monitor and manage the revenue growth rates, along with the gross margins, number of customers and a variety of customer retention and sales efficiency metrics, at each of our businesses. In 2014:

•

Bolt’s revenue grew approximately 52% from the prior year, and it finished the year serving approximately 2,100 independent commercial and personal property and casualty insurance agent customers, five large commercial and personal property and casualty insurance carrier-agency customers, four customers who are non-traditional sellers of commercial and personal property and casualty insurance products and one state commercial and personal property and casualty insurance exchange customer;

•

FolioDynamix’s revenue grew approximately 43% from the prior year(although we owned the company for only a portion of the fourth quarter of 2014), and it finished the year serving over 200 customers consisting of a variety of financial services organizations, such as brokerage firms, banks (trust and retail), large registered investment advisors (RIAs) and RIA networks and other fee-based managed account providers;

•

GovDelivery’s revenue grew approximately 22% from the prior year, and it finished the year serving over 1,000 government entities, agencies and organizations at the national, state and local levels in both the United States and Europe; and

•

MSDSonline’s revenue grew approximately 45% from the prior year, and it finished the year serving approximately 10,000 customers consisting of large and mid-market North American businesses in a wide variety of industries.

We also actively source and intend to selectively pursue acquisitions that would provide one of our businesses with critical mass, complementary cloud-based products and services to sell to existing customers, additional customers for existing cloud-based products and services, access to adjacent cloud computing markets, and/or technology that is a differentiator in the business’ vertical cloud computing market.

Our ability to execute against our business strategy and continue to successfully grow our vertical cloud businesses will be dependent on a number of factors, including the following:

•

our ability to compete in highly-competitive, rapidly developing markets against traditional and cloud-based software firms, some of which may have better name recognition and greater financial and other resources than our businesses do;

•	the emergence of additional competitors in our markets and improved product offerings by existing and new competitors;
•	our prospective customers’ willingness to migrate to cloud computing services;
•	the availability, performance and security of our cloud-based technology, particularly in light of increased cybersecurity risks and concerns;
•	our ability to continue to drive successful customer adoption and utilization of our cloud-based technologies;
•	our ability to continue to release, and gain customer acceptance of, new and improved features and functionality;
•	our ability to continue to maintain a leadership role in the vertical industries in which we operate;
•	our ability to have continued access to capital and to manage capital resources effectively;
•	our ability to successfully integrate acquired businesses and technologies;
•	acceptance of our cloud-based products and services in new markets or markets where we have few customers;
•	our ability to continue to maintain appropriate data center capacity and security as our businesses grow;
•	our ability to attract new personnel and retain and motivate current personnel, particularly personnel with the vertical domain expertise that is critical to our success; and
•	general economic conditions, which could affect our customers’ ability and willingness to purchase our cloud-based solutions, delay customers’ purchasing decisions or affect customer attrition rates.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to goodwill, intangibles, our interests in our businesses, marketable securities, revenue, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under relevant circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from those estimates under different assumptions or conditions.

We believe the following critical accounting policies are important to the presentation of our financial statements and often require difficult, subjective and complex judgments.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery of the service has occurred, no significant obligations with regard to implementation remain, the fee is fixed or determinable and collectability is probable.  Specific details regarding the manner in which each of our businesses recognizes revenue is described below:

Bolt generates revenue from (1) SaaS software licenses, (2) maintenance and support services, and (3) professional service fees, with these three items typically determined to be part of multiple element arrangements when at the time Bolt enters into a contract occurs.  Bolt also generates revenue from insurance commissions and subscription fees.

Bolt enters to certain multiple deliverable arrangements primarily related to its software licenses which are delivered through a cloud-based model), professional services necessary for the functionality of the software and maintenance and support services.  Bolt evaluates each deliverable in a multiple deliverable arrangement to determine whether it represents a separate unit of accounting. A delivered element constitutes a separate unit of accounting when it has standalone value and there is no customer-negotiated refund or return right for the delivered element. If these criteria are not met, the deliverable is combined with the undelivered elements and the allocation of the arrangement consideration and revenue recognition are determined for the combined unit as a single unit.

For Bolt’s professional services or other deliverables that are determined to have separate value, we allocate the total revenue to be earned under the arrangement among the various elements based on a selling price hierarchy using the relative selling price method. The selling price for a deliverable is based on its vendor specific objective evidence (VSOE), if available, third party evidence (TPE), if VSOE is not available, or the best estimated selling price (ESP), if neither VSOE nor TPE is available. VSOE of selling price is based on the normal pricing and discounting practices for those products and services when sold separately. TPE of selling price is determined by evaluating largely similar and interchangeable competitor products or services in standalone sales to similarly situated customers. ESP is established considering factors such as margin objectives, discounts off of list prices, market conditions, and competition.  ESP represents the price at which the company would transact for the deliverable if it were sold by the company regularly on a standalone basis.

Generally, Bolt’s cloud-based software licenses, professional fees essential for the functionality of the software, and related maintenance and support services do not have separate value to the customer and are therefore combined into a single unit of accounting with revenue recognized ratably over the applicable contract term.  For deliverables which have been determined to have separate value, we have historically concluded that neither VSOE nor TPE can be established and, as such, we have relied on ESP to allocate revenue to each element.

Bolt’s commissions on the premiums from sales of insurance policies are recognized when Bolt has sufficient information to determine (1) the amount that it is owed, and (2) that it is probable that the economic benefits associated with the transaction will flow to Bolt. Finally, Bolt recognizes subscription fee revenue over the subscription period, which is generally one month.

Bolt has typically represented a small amount of our historical deferred revenue balances.  Bolt’s contracts are generally billed in annual, quarterly or monthly installments and contain cancelation clauses which usually have significant penalties associated with the cancellation.  Historically, Bolt has experienced very low levels of cancelations.

FolioDynamix generates revenues primarily in the form of (1) recurring software license and subscription fees (2) hosting services (3) maintenance and support services (4) professional services fees from customization and integration services related to its software (5) professional services fees for customized investment program management and consulting, and investment advisory services.  The initial subscription arrangement term is typically between three and five years.

FolioDynamix’s platform revenue from term software license arrangements is recognized on a subscription basis over the customer contract license term of use.  Revenue from annual maintenance and hosting is deferred and recognized on a straight-line basis over the period that the service is provided.  Revenue related to platform implementation professional services is deferred and recognized on a straight-line basis over the contract term, which we believe approximates the customer relationship period.  Revenue under arrangements with multiple elements is allocated under the residual method.  Under the residual method, revenue is allocated first to the undelivered elements based on their VSOE of fair value and the residual amount is applied to the delivered elements.  Revenues from multiple element contracts for which FolioDynamix cannot separate the license element from the service elements is deferred until all elements of the arrangement have been delivered.

Certain revenues earned by FolioDynamix for advisory services require judgment to determine if revenue should be recorded gross as, a principal, or net of related costs, as an agent. In general, these revenues are recognized on a net basis if FolioDynamix does not have control over selecting vendors and pricing, and if the Company is acting as an agent of the supplier.  Revenues from professional services are deemed to not have standalone value and, therefore, are recognized ratably over the contract term.

Our FolioDynamix business represents approximately 10% of our deferred revenue balance at December 31, 2014.  FolioDynamix’s contracts are primarily non-cancellable.

GovDelivery revenue consists of (1) nonrefundable setup fees and (2) SaaS monthly subscription fees. As the setup fees do not have separate value to the customer, they are combined as single unit of accounting with subscription fees and are recognized in revenue over the initial contract term, which we believe approximates the customer relationship period.   Costs related to performing setup services are expensed as incurred.

Our GovDelivery business has typically represented a significant portion of our historical deferred revenue balances.  GovDelivery’s contracts are generally billed in annual, quarterly, or monthly installments and contain cancelation clauses by which the customer can cancel the contract with 30 days written notice.  In instances of cancelation, the pro rata balance of the agreement would be refundable.  Historically, GovDelivery has experienced very low levels of cancelations.

MSDSonline derives revenue from two sources: (1) SaaS subscription fees and (2) professional services fees. The vast majority of MSDSonline’s revenue is derived from subscription fees from customers accessing MSDSonline’s database and web-based tools; such revenue is recognized ratably over the applicable contract term, beginning on the contract implementation date. MSDSonline also generates professional services fees from (1) training, (2) authoring of material safety data sheets and (3) compiling of customers’ online libraries of material safety data sheet documents and indexing those documents. The revenue derived from those fees is recognized on a proportional performance basis over the applicable project’s timeline.

Our MSDSonline business typically has represented the majority of our historical deferred revenue balances.  MSDSonline’s contracts are generally billed annually and are non-cancellable.

At each of our businesses, fees associated with professional services for new customers that do not qualify as a separate unit of accounting are deferred and recognized over the contract term, which we believe approximates the customer relationship period.  We recognize these fees for professional services paid by new customers, which primarily relate to implementation services, over the initial terms of the contracts because, at the time we enter into contracts with new customers, we have no history with such customers and are unable to determine whether the relationship with such customers will extend beyond the terms of the initial contracts.

Valuation of Goodwill, Intangible Assets and Ownership Interests

We test goodwill and indefinite-lived intangibles for impairment annually, or more frequently as conditions warrant, and intangible assets when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Additionally, we perform ongoing business reviews to evaluate our ownership interests in companies accounted for under the equity and cost methods of accounting to determine whether an other-than-temporary decline in the value of a company should be recognized. We use quantitative and qualitative measures to assess the need to record impairment losses on goodwill, intangible assets and ownership interests in our businesses when impairment indicators are present. Where impairment indicators are present, we determine the amount of the impairment charge as the excess of the carrying value over the fair value. We determine fair value using a combination of the discounted cash flow methodology, which is based upon converting expected future cash flows to present value, and the market approach, which includes analysis of market price multiples of companies engaged in lines of business similar to the company being evaluated. The market price multiples are selected and applied to the company based on relative performance, future prospects and risk profile of the company in comparison to the guideline companies. Significant assumptions relating to future operating results must be made when estimating the future cash flows associated with these businesses. Significant assumptions relating to the achievement of business plan objectives and milestones must be made when evaluating whether impairment indicators are present. Should unforeseen events occur or should operating trends change significantly, additional impairment losses could occur.

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

Recent Accounting Pronouncements

See the Recent Accounting Pronouncements in Note 2, “Significant Accounting Policies,” to our Consolidated Financial Statements.

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

“Dispositions” includes the results of those businesses that have been sold or ceased operations and are no longer included in our segments for the periods presented. A disposition could be the sale of a division, subsidiary or asset group of one of our consolidated businesses, typically classified as discontinued operations for accounting purposes, or the disposition of our ownership interest in a business accounted for under the equity method of accounting. “Other” expenses represent (1) the corporate general and administrative expenses of Actua’s business operations, which primarily include employee costs and costs associated with operating as a public company, (2) gains or losses on the dispositions of businesses and marketable securities holdings, (3) income taxes, (4) impairment charges associated with our businesses and (5) the results of operations attributable to the noncontrolling interests of our businesses.

	Segment Information
	(in thousands)
				Reconciling Items
	Vertical Cloud	Vertical Cloud (Venture)	Total Segment	Dispositions	Other	Consolidated
For the Year Ended December 31, 2014
Revenue	$84,837	$-	$84,837	$-	$-	$84,837

Net income (loss) attributable to Actua Corporation	$(19,253)	$(776)	$(20,029)	$14,026	$(17,553)	$(23,556)

For the Year Ended December 31, 2013
Revenue	$58,772	$429	$59,201	$-	$-	$59,201

Net income (loss) attributable to Actua Corporation	$(18,026)	$(2,320)	$(20,346)	$230,773	$(1,368)	$209,059

For the Year Ended December 31, 2012
Revenue	$26,026	$614	$26,640	$-	$-	$26,640

Net income (loss) attributable to Actua Corporation	$(18,244)	$(2,835)	$(21,079)	$10,440	$33,628	$22,989

Results of Operations – Vertical Cloud Businesses

Year Ended December 31, 2014 compared to Year Ended December 31, 2013

The following presentation includes the consolidated results of Bolt, FolioDynamix (starting in November 2014), GovDelivery and MSDSonline:

	Year Ended December 31,		Annual Change
	2014	2013	(in thousands)	(percentage)
	(in thousands)
Selected data:
Revenue	$84,837	$58,772	$26,065	44%
Cost of revenue	(24,420)	(17,687)	(6,733)	(38)%
Sales and marketing	(39,710)	(28,071)	(11,639)	(41)%
General and administrative	(16,233)	(10,804)	(5,429)	(50)%
Research and development	(15,408)	(9,032)	(6,376)	(71)%
Amortization of intangible assets	(10,532)	(8,398)	(2,134)	(25)%
Impairment related and other	(73)	(1,212)	1,139	94%
Operating expenses	(106,376)	(75,204)	(31,172)	(41)%
Operating loss	(21,539)	(16,432)	(5,107)	(31)%
Interest and other	(1,711)	(1,535)	(176)	(11)%
Income tax benefit (expense)	3,997	(59)	4,056	NM
Net loss	$(19,253)	$(18,026)	$(1,227)	(7)%

Revenue

Revenue for the year ended December 31, 2014 was $84.8 million, a $26.1 million (or 44%) increase from $58.8 million of revenue for the year ended December 31, 2013. The increase in revenue resulted primarily from (1) an increase in customers at each of our businesses and (2) our acquisition of FolioDynamix in November 2014, MSDSonline’s acquisition of KMI in August 2014, Bolt’s acquisition of certain assets of Ludwig-Walpole Company Inc. (“Ludwig”) in October 2014 and GovDelivery’s acquisition of NuCivic, Inc. (“NuCivic”) in December 2014. The addition of customers at Bolt, GovDelivery and MSDSonline accounted for $21.3 million of additional revenue in 2014, and the acquisitions accounted for $4.8 million of additional revenue in 2014. The increase in customers at our businesses was primarily driven by increased spending on sales and marketing initiatives. We anticipate that the number of customers at our businesses will continue to increase as we increase the number of cloud-based solutions we offer and increase the penetration of those solutions across our customer base and continue to selectively pursue acquisitions similar to those we consummated in 2014.

Cost of revenue

Cost of revenue for the year ended December 31, 2014 was $24.4 million, an increase of $6.7 million (or 38%) from cost of revenue of $17.7 million for the year ended December 31, 2013. The increase was primarily due to increased headcount at our businesses in 2014, which resulted in higher personnel costs. We also incurred higher expenses for depreciation, occupancy and network services in 2014 than in 2013. As a percentage of revenues, cost of revenues was 29% for 2014 compared to 30% for 2013. Going forward, we anticipate that cost of revenues will increase in absolute dollars and trend to a slightly larger percentage of revenues in 2015, primarily due to the addition of our FolioDynamix business, as we continue to expand our businesses.

Sales and marketing expenses

Sales and marketing expenses for the year ended December 31, 2014 was $39.7 million, an increase of $11.6 million (or 41%) from $28.1 million of sales and marketing expenses for the year ended December 31, 2013. The increase was primarily due to increased headcount at our businesses in 2014, which resulted in higher personnel costs, as well as increased commissions earned by sales personnel at our businesses. We also incurred more expenses for depreciation, stock-based compensation and occupancy in 2014 than in 2013. As a percentage of revenues, sales and marketing expenses were 48% for 2014 compared to 48% for 2013. As we expand our businesses, we will continue to add resources to our sales and marketing efforts, and, accordingly, we expect that our sales and marketing expenses will continue to increase in absolute dollars.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2014 were $16.2 million, an increase of $5.4 million (or 50%) from $10.8 million of general and administrative expenses for the year ended December 31, 2013. The increase was due to increased headcount at our businesses in 2014, which resulted in higher personnel costs. As a percentage of revenues, general and administrative expenses were 18% for 2014, as compared to 15 % for 2013. Going forward, we expect that general and administrative expenses will continue to increase in absolute dollars but will decrease as a percentage of revenue as we expand our business.

Research and development expenses

Research and development expenses for the year ended December 31, 2014 were $15.4 million, an increase of $6.4 million, (or 71%), from $9.0 million of research and development expenses for the year ended December 31, 2013. This increase was primarily due to increased headcount at our businesses in 2014, which resulted in higher personnel costs. Also contributing to the increase were higher expenses for depreciation, software subscriptions, stock-based compensation and occupancy in 2014 as compared to 2013. As a percentage of revenues, research and development expenses were 18% for 2014 and 15% for 2013. As we enhance and expand our solutions and applications, we expect that research and development expenses will continue to increase in absolute dollars.

Amortization of intangible assets

Amortization expense for the year ended December 31, 2014 was $10.5 million, an increase of $2.1 million (or 25%) from $8.4 million of amortization expense for the year ended December 31, 2013. The increase was primarily due to increased amortization expense from our 2014 acquisitions.

Impairment related and other expense

Impairment related and other expenses for the year ended December 31, 2014 and 2013 related to certain severance expenses.

Interest and other

The increase in interest and other expense from $1.5 million from the year ended December 31, 2013 to $1.7 million for the year ended December 31, 2014 primarily reflects additional interest expense associated with Bolt’s debt obligations and associated prepayment penalties in 2014 to pay off that debt.

Income tax benefit (expense)

Our income tax benefit for the year ended December 31, 2014 was $4.0 million which primarily relates to the recognition of a deferred tax asset at MSDSonline in connection with state tax net operating loss carryforwards.  As of December 31, 2014, in light of MSDSonline’s consistent recent history of profitability, current-year results and its estimates of projected future profitability, we believe that it is more likely than not that the benefit of the majority of its state net deferred tax assets will be realized and, therefore, a reduction of the valuation allowance against its state net deferred tax asset is appropriate. Accordingly, we recognized a deferred tax benefit of $3.1 million related to the reduction of the valuation allowance in 2014.  The residual benefit primarily relates to the release of a portion of our valuation allowance on our federal net operating loss carryforwards as a result of the FolioDymamix purchase price allocation.

Year Ended December 31, 2013 compared to Year Ended December 31, 2012

	Year Ended December 31,		Annual Change
	2013	2012	(in thousands)	(percentage)
	(in thousands)
Selected data:
Revenue	$58,772	$26,026	$32,746	126%
Cost of revenue	(17,687)	(9,203)	(8,484)	(92)%
Sales and marketing	(28,071)	(12,291)	(15,780)	(128)%
General and administrative	(10,804)	(4,402)	(6,402)	(145)%
Research and development	(9,032)	(7,892)	(1,140)	(14)%
Amortization of intangible assets	(8,398)	(4,837)	(3,561)	(74)%
Impairment related and other	(1,212)	(265)	(947)	NM
Operating expenses	(75,204)	(38,890)	(36,314)	(93)%
Operating loss	(16,432)	(12,864)	(3,568)	(28)%
Interest and other	(1,535)	2	(1,537)	NM
Income tax benefit (expense)	(59)	(109)	50	46%
Equity income (loss)	-	(5,273)	5,273	100%
Net loss	$(18,026)	$(18,244)	$218	1%

Revenue

Revenue for the year ended December 31, 2013 was $58.8 million, an increase of $32.8 million (or 126%) from $26.0 million of revenue for the year ended December 31, 2012. The increase in revenue resulted primarily from (1) an increase in customers at our businesses and (2) Bolt’s acquisition of Superior Access Insurance Services, Inc. (“Superior Access”) in August 2013. The addition of customers at Bolt, GovDelivery and MSDSonline accounted for $27.8 million of additional revenue in 2013, and the Superior Access acquisition accounted for $5.0 million of additional revenue in 2013.

Cost of revenue

Cost of revenue for the year ended December 31, 2013 was $17.7 million, an increase of $8.5 million (or 92%) from $9.2 million cost of revenue for the year ended December 31, 2012. The increase was due primarily to increased headcount in 2013, which resulted in higher personnel costs, as well as the acquisition of Superior Access by Bolt. As a percentage of revenues, cost of revenues was 30% for 2013 compared to 35% for 2012.

Sales and marketing expenses

Sales and marketing expenses for the year ended December 31, 2013 were $28.1 million, an increase of $15.8 million (or 128%) from $12.3 million of sales and marketing expenses for the year ended December 31, 2012. The increase was due primarily to increased headcount at our businesses in 2013, which resulted in higher personnel costs, as well as increased commissions earned by sales personnel at our businesses. As a percentage of revenues, sales and marketing expenses were 48% for 2013, up from 47% for 2012.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2013 were $10.8 million, an increase of $6.4 million (or 145%) from $4.4 million of general and administrative expenses for the year ended December 31, 2012. This increase was due to increased headcount at our businesses in 2013, which resulted in higher personnel costs than in 2012. As a percentage of revenues, general and administrative expenses were 18% for 2013, as compared to 17% for 2012.

Research and development expenses

Research and development expenses for the year ended December 31, 2013 were $9.0 million, an increase of $1.1 million (or 14%) from $7.9 million of research and development expenses for the year ended December 31, 2012. The increase was primarily due to increased headcount at our businesses in 2013, which resulted in higher personnel costs. As a percentage of revenues, research and development expenses were 15% for 2013 and 30% for 2012.

Amortization of intangible assets

Amortization expense for the year ended December 31, 2013 was $8.4 million, an increase of $3.6 million (or 74%) from $4.8 million of amortization expense for the year ended December 31, 2012. The increase was primarily due to the increase of our ownership in Bolt that occurred at the end of 2012.

Impairment related and other

Impairment related and other expenses for the year ended December 31, 2013 related to certain severance expenses.

Interest and other

The increase in interest and other expense to $1.5 million for the year ended December 31, 2013 primarily reflects interest expense associated with Bolt’s debt obligations.

Equity income (loss)

Equity income (loss) decreased from $5.3 million for the year ended December 31, 2012 to zero for the year ended December 31, 2013 as a result of the disposition of the equity companies in our vertical cloud segment in 2012.

Results of Operations – Vertical Cloud (Venture) Businesses

The following presentation includes the consolidated results of CIML, LLC, which held our Channel Intelligence and mylist corporation businesses (“CIML”), for the period from July 11, 2012 (the date on which we acquired additional ownership interests in CIML from noncontrolling shareholders) to February 20, 2013 (the date on which options and warrants were exercised, in connection with the sale of Channel Intelligence to Google, and we no longer controlled CIML) when CIML was consolidated in our results, as well as the equity loss associated with CIML for the period prior to July 11, 2012 and after February 20, 2013, when CIML was accounted for as an equity method company.

	Year Ended December 31,		Annual Changes
	2014	2013	(in thousands)	(percentage)
	(in thousands)
Selected data:
Revenue	$-	$429	$(429)	(100)%
Cost of revenue	-	(70)	70	100%
Sales and marketing	-	(58)	58	100%
General and administrative	-	(1,024)	1,024	100%
Amortization of intangible assets	-	(72)	72	100%
Impairment related and other	-	(127)	127	100%
Operating expenses	-	(1,351)	1,351	100%

Operating income	-	(922)	922	100%
Interest and other	-	(1)	1	100%
Equity loss	(776)	(1,397)	621	44%
Net loss	$(776)	$(2,320)	$1,544	67%

 Equity loss

	Year Ended December 31,		Annual Changes
	2014	2013	(in thousands)	(percentage)
	(in thousands)
Selected data:
Our share of total net loss	$(776)	$(1,232)	$456	37%
Amortization of intangible assets	-	(165)	165	100%
Equity loss	$(776)	$(1,397)	$621	44%

	Year Ended December 31,		Annual Changes
	2013	2012	(in thousands)	(percentage)
	(in thousands)
Selected data:
Revenue	$ 429	$ 614	$ (185)	(30)%
Cost of revenue	(70)	(256)	186	73%
Sales and marketing	(58)	(64)	6	9%
General and administrative	(1,024)	(894)	(130)	(15)%
Research and development	-	(915)	915	100%
Amortization of intangible assets	(72)	-	(72)	(100)%
Impairment related and other	(127)	-	(127)	(100)%
Operating expenses	(1,351)	(2,129)	778	37%

Operating Income	(922)	(1,515)	593	39%
Interest and other	(1)	34	(35)	(103)%
Equity loss	(1,397)	(1,354)	(43)	(3)%
Net loss	$ (2,320)	$ (2,835)	$ 515	18%

	Year Ended December 31,		Annual Changes
	2013	2012	(in thousands)	(percentage)
	(in thousands)
Selected data:
Our share of total net loss	$ (1,232)	$ (1,254)	$ 22	2%
Amortization of intangible assets	(165)	(100)	(65)	-65%
Equity loss	$ (1,397)	$ (1,354)	$ (43)	-3%

Equity loss for our vertical cloud venture segment for the year ended December 31, 2014 and 2013 relates to our share of the results of CIML.  CIML’s operating results were generally consistent between periods and were primarily due to costs associated with start-up activities at mylist and the build-out of mylist’s technology platform that were incurred during those periods.

Results of Operations – Reconciling Items

Dispositions

Discontinued operations as of December 31, 2013 include the following: (1) Procurian, which was sold to Accenture on December 4, 2013, (2) the Channel Intelligence subsidiary of CIML that was sold to Google on February 20, 2013, and (3) InvestorForce, which was sold to MSCI on January 29, 2013.  The following businesses that had been accounted for under the equity method of accounting were disposed during one of the years ended December 31, 2013 and 2012: (1) WhiteFence, substantially all of the assets of which were acquired by Allconnect, Inc. (“Allconnect”) on October 28, 2013, (2) Freeborders, which was merged with Symbio S.A. (“Symbio”) on October 18, 2013, (3) GoIndustry-DoveBid plc (“GoIndustry”), which was sold to Liquidity Services, Inc. (“Liquidity Services”) on July 5, 2012.  The results of these businesses (or our share of the results in the case of the equity-method businesses, including any related intangible amortization) were removed from our segments and are included in “Dispositions” in the “Results of Operations” segment information table above for all periods presented.  The net impact of those discontinued operations and our share of the results of the disposed equity-method businesses are detailed below.

Equity loss and Discontinued operations

	Year Ended December 31,		Annual Changes
	2014	2013	(in thousands)	(percentage)
	(in thousands)
Selected data:
Equity loss	$-	$(1,566)	$1,566	100%
Discontinued operations, including gain on sale, net of tax	14,026	232,339	(218,313)	(94)%
Net income	$14,026	$230,773	$(216,747)	(94)%

	Year Ended December 31,		Annual Changes
	2013	2012	(in thousands)	(percentage)
	(in thousands)
Selected data:
Equity loss	$(1,566)	$(2,043)	$478	23%
Discontinued operations, including gain on sale, net of tax	232,339	12,483	219,855	NM
Net income	$230,773	$10,440	$220,333	NM

On December 4, 2013, Procurian was acquired by Accenture. Procurian’s revenue for the years ended December 31, 2013 and 2012 was $127.1 million and $140.0 million, respectively, and our share of Procurian’s net income was less than $0.1 million and $8.4 million, respectively, in those periods. Procurian’s results (and the gain on sale of Procurian) are the primary driver of the income reflected in the line item “Discontinued operations, including gain on sale” in the tables above. Procurian’s revenue was higher in 2012 than 2013 mainly due to recognition of revenue under an interim contract associated with a large long-term contract that was awarded to Procurian in 2012. In addition, changes in net income in each of those periods was primarily impacted by increased staffing needs to facilitate the large long-term contract noted, including subcontractor fees, and the re-allocation of income tax benefit/(expense) between discontinued operations and continuing operations for Procurian on a standalone basis. In connection with the Procurian sale, we recorded a gain of $224.9 million during the year ended December 31, 2013. During the year ended December 31, 2014, we recognized a gain of $16.2 million related to the release of escrow proceeds from the sale of Procurian. That gain is included in the line item “Income (loss) from discontinued operations, including gain on sale, net of tax” in the Consolidated Statement of Operations for the year ended December 31, 2104.

On February 20, 2013, Channel Intelligence was sold to Google. From June 11, 2012 through February 20, 2013, Channel Intelligence was included in our consolidated results; prior to June 11, 2012, Channel Intelligence was accounted for under the equity method of accounting. Channel Intelligence’s revenue for the period from January 1, 2013 through February 20, 2013 was $3.1 million, and our share of Channel Intelligence’s net loss for that period was $2.5 million. Channel Intelligence’s revenue for the period from June 11, 2012 through December 31, 2012 was $11.1 million, and our share of Channel Intelligence’s net income for that period was $0.7 million.  Additionally, we recorded $0.4 million and $2.5 million in 2013 and 2012, respectively, of amortization expense related to intangible assets and charges related to acquisition adjustments that were recorded in connection with the consolidation of Channel Intelligence in July 2012. The results of Channel Intelligence that had been included in our consolidated results are included in the line item “Discontinued operations, including gain on sale” in the table above.  Our share of Channel Intelligence’s net income for the period from January 1, 2012 to July 11, 2012 (when Channel Intelligence was accounted for under the equity method of accounting) was $0.2 million; those amounts are included in the line item “Equity loss” in the table above for the year ended December 31, 2012.  In connection with the Channel Intelligence sale to Google, we recorded a gain of $17.8 million during year ended December 31, 2013.  During the year ended December 31, 2014, we recognized a gain of $5.8 million related to the release of escrow proceeds from the sale of Channel Intelligence. That gain is included in the line item “Income (loss) from discontinued operations, including gain on sale, net of tax” in our Consolidated Statement of Operations for the year ended December 31, 2014.

On January 29, 2013, InvestorForce was sold to MSCI. InvestorForce’s revenue for the years ended December 31, 2013 and 2012 was $0.8 million and $8.6 million, respectively. Our share of InvestorForce’s net loss was $0.5 million and $1.4 million for the years ended December 31, 2013 and 2012, respectively. The results of InvestorForce (and the gain on the sale of InvestorForce) are included in the line item “Discontinued operations, including gain on sale” in the table above.  In connection with the sale transaction, we recorded a gain of $15.7 million during the year ended December 31, 2013. During the year ended December 31, 2014, we recognized a gain of $2.1 million related to the release of escrowed proceeds from the sale of InvestorForce. That gain is included in the line item “Income (loss) from discontinued operations, including gain on sale, net of tax” in the Consolidated Statements of Operations for the year ended December 31, 2014.

On October 28, 2013, substantially all of the assets of WhiteFence were sold to Allconnect. For the years ended December 31, 2013 and 2012, our share of WhiteFence’s net loss was $0.7 million and $1.3 million, respectively. Those amounts are included in the line item “Equity loss” in the table above.

On October 18, 2013, Freeborders was sold to Symbio. For the years ended December 31, 2013 and 2012, our share of Freeborders’ net loss was $0.9 million and $0.2 million, respectively. Those amounts are included in the line item “Equity loss” in the table above.

On July 5, 2012, GoIndustry was sold to Liquidity Services. For the year ended December 31, 2012, our share of GoIndustry’s net loss was $0.7 million. Those amounts are included in the line item “Equity loss” in the table above.

Other

Year Ended December 31, 2014 compared to Year Ended December 31, 2013

	Year Ended December 31,		Annual Change
	2014	2013	(in thousands)	(percentage)
Selected data:	(in thousands)
General and administrative	$(35,498)	$(19,132)	$(16,366)	(86)%
Impairment related and other	(1,114)	(2,953)	1,839	62%
Other income (loss)	5,427	(4,102)	9,529	232%
Interest income	434	171	263	154%
Income tax benefit	8,934	17,630	(8,696)	(49)%
Noncontrolling interest loss	4,264	7,018	(2,754)	(39)%
Net loss	$(17,553)	$(1,368)	$(16,185)	NM

Corporate general and administrative expenses

Corporate general and administrative expenses increased from the year ended December 31, 2013 to the year ended December 31, 2014 primarily due to an increase in equity-based compensation charges related to the equity awards issued in 2014 that contained market, performance and service conditions. That increase was partially offset by lower aggregate salary and bonus expenses in 2014 following the termination of certain Actua employees in 2013 and the issuance of performance-based equity awards in 2013 in lieu of a portion of the annual cash bonus historically paid to Actua management in connection with achievement under Actua’s annual performance plan.

Impairment related and other expenses

Impairment related and other for the year ended December 31, 2014 and 2013 primarily relates to severance expense in those periods.

Corporate other income (loss)

Corporate other income (loss) for the year ended December 31, 2014 primarily related to the gain on the sale of Symbio.  Corporate other income (loss) for the year ended December 31, 2013 primarily related to the loss on the WhiteFence asset sale.

Interest income

Interest income increased from the year ended December 31, 2013 to the year ended December 31, 2014 primarily due to a higher cash balance at corporate during the 2014 period.

Income tax benefit

The income tax benefits recognized in 2014 and 2013 of $8.9 million and $17.6 million, respectively, is offset by a tax provision in discontinued operations since there were losses in continuing operations and income in discontinued operations in those same years.

Noncontrolling interest (income) loss

The decrease in the loss attributable to the noncontrolling interests for the year ended December 31, 2014 compared to the year ended December 31, 2013 is the resultant mix of noncontrolling interests with respect to all of Actua’s consolidated businesses, which also included the noncontrolling interest’s portion of transaction costs associated with our sales of Channel Intelligence and Procurian in the 2013 period.

Year Ended December 31, 2013 compared to Year Ended December 31, 2012

	Year Ended December 31,		Annual Change
	2013	2012	(in thousands)	(percentage)
Selected data:	(in thousands)
General and administrative	$(19,132)	$(23,113)	$3,981	17%
Impairment related and other	(2,953)	(865)	(2,088)	NM
Other income (loss)	(4,102)	57,826	(61,928)	(107)%
Interest income	171	372	(201)	(54)%
Income tax benefit (expense)	17,630	1	17,629	NM
Noncontrolling interest (income) loss	7,018	(592)	7,610	NM
Net income (loss)	$(1,368)	$33,628	$(34,996)	(104)%

Corporate general and administrative expenses

Corporate general and administrative expenses decreased from the year ended December 31, 2012 to the year ended December 31, 2013 primarily due to lower aggregate salary and bonus expenses following the termination of certain Actua employees in 2012 and the issuance of performance-based equity awards made in 2013 in lieu of a portion of the annual cash bonus historically paid to Actua management in connection with achievement under Actua’s annual performance plan. Those reductions were partially offset by an increase in equity-based compensation charges, primarily related to the performance-based equity awards issued in March 2013 in connection with our annual performance plan.

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

Noncontrolling interest (income) loss

The increase in the loss attributable to the noncontrolling interests in the year ended December 31, 2013 compared to the year ended December 31, 2012 relates to changes in the noncontrolling interests with respect to all of Actua’s consolidated businesses, which also included the noncontrolling interest’s portion of transaction costs associated with our sales of Channel Intelligence and Procurian.

Liquidity and Capital Resources

As of December 31, 2014, our principal source of liquidity was cash and cash equivalents totaling $103.1 million. Our cash and cash equivalents are comprised primarily of money market funds. We fund our operations with cash on hand, cash flow from operations, borrowings at certain of our businesses and proceeds from sales of businesses and other assets. We expect that these sources of liquidity will be sufficient to fund our cash requirements over the next 12 months.

Our future capital requirements will depend on many factors, including our customer and revenue growth rates, customer renewal activity, future acquisitions, the timing and extent of research and development efforts, the timing and extent of sales and marketing activities, the decision whether to move into new geographical territories or markets, the introduction of new and enhanced solutions and the continuing market acceptance of our solutions. As part of our business strategy, we currently expect to continue our aggressive sales and marketing campaigns and research and development initiatives. In addition, we actively source and intend to selectively pursue acquisitions, which we could fund using cash, debt, equity or some combination thereof. In connection with any such acquisition, and as part of our capital allocation program, we may purchase additional debt or equity securities from our existing businesses. We may also use cash to repurchase shares of our common stock or issue additional equity interests.

Our consolidated businesses may issue additional securities, repurchase outstanding shares or undergo a recapitalization of their debt or equity interests. Recapitalizations or equity issuances or repurchases by one of our businesses, including dilution associated with management equity grants, may change the ownership split that we and the noncontrolling interest holders have in that business. Any change in the ownership of a consolidated subsidiary would result in an adjustment to our additional paid-in capital. From time to time, we may be required to increase our ownership in one or more of our consolidated businesses as a result of certain members of those businesses’ management teams exercising put rights (See Note 4, “Consolidated Businesses,” to our Consolidated Financial Statements). From time to time, we may also seek to voluntarily increase our ownership in one or more of our consolidated businesses. We do not expect any of our existing vertical cloud businesses to pay a dividend in the near future. However, because we do not own 100% of any of those businesses, if one of our existing businesses were to pay a dividend or to make any other distribution to its equity holders, the noncontrolling interest holders would receive a portion of that dividend or distribution.

Our cash flows from operating, investing and financing activities of continuing operations for the years ended December 31, 2014, 2013 and 2012, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

	Year ended December 31,
	2014	2013	2012
	(in thousands)

Cash (used in) operating activities	$(14,219)	$(18,027)	$(10,816)
Cash (used in) provided by investing activities	$(184,887)	$374,166	$(48,254)
Cash (used in) financing activities	$(31,263)	$(37,140)	$(7,546)

Operating activities

Income from continuing operations is adjusted for non-cash items that include depreciation and amortization, equity-based compensation charges, other income/loss associated with the disposal of ownership interests in businesses and marketable securities, equity loss and the current income tax benefit related to discontinued operations. For the year ended December 31, 2014, cash used in operating activities was driven primarily by operating expenses at Bolt, particularly spending initiatives related to sales and marketing, partially offset by the net impact of working capital components. For the year ended December 31, 2013, cash used in operating activities was driven primarily by operating expenses of our businesses as group (which, for the first time, included the expenses of Bolt for an entire year), partially offset by the net impact of working capital components on cash flows. For the year ended December 31, 2012, cash used in operating activities related in large part to an increase in deferred revenue during the year, primarily due to the acquisition of MSDSonline and the consolidation of Bolt.

During 2014, our businesses, excluding Bolt, generated cash from their operating activities, and we expect for them to continue to do so in the future. Bolt, on the other hand, has used a significant amount of cash in its operating activities over the past several years in connection with the research and development efforts and sales and marketing activities needed to build its unique, differentiated platform and to obtain appointments from, and establish other contractual arrangements with, prominent commercial and personal property and casualty carriers.  We expect Bolt to continue to use cash in its operating activities in 2015 and cannot be sure when Bolt will begin to generate cash from its operating activities.

Investing activities

Cash used in investing activities for the year ended December 31, 2014 primarily related to the acquisitions of FolioDynamix, KMI, Ludwig and NuCivic and was partially offset by the receipt of escrowed cash proceeds related to our 2013 sales of Procurian, InvestorForce and Channel Intelligence. During the year ended December 31, 2013, cash provided by investing activities primarily relates to proceeds received from the sales of Procurian, Channel Intelligence and InvestorForce during the year, partially offset by Bolt’s acquisition of Superior Access in August 2013.  During the year ended December 31, 2012, cash used in investing activities primarily reflects cash paid to acquire MSDSonline in March 2012 and cash paid to acquire additional interests in Bolt in December 2013.

Financing activities

For all three years presented, cash flows from financing activities resulted in net cash being used. Cash used in financing activities for the year ended December 31, 2014 primarily related to debt repayments at Bolt, Actua’s repurchase of its common stock, as well as payments to satisfy tax withholding obligations related to equity transactions. Cash used in financing activities for the year ended December 31, 2013 primarily related to acquisitions of noncontrolling equity interests in subsidiary businesses (primarily Bolt and GovDelivery), Actua’s repurchase of its common stock, and tax withholdings related to a significant increase in SAR exercises from the year ended December 31, 2012. In 2012, Actua’s repurchases of its common stock were the primarily use of cash in financing activities.

Our working capital as of December 31, 2014 of $68.3 million decreased from working capital as of December 31, 2013 of $308.5 million, primarily because of $201.0 million of the cash paid with respect to the acquisition of FolioDynamix in November 2014 and the operating activities of our businesses.

From time to time, we and our businesses are involved in various claims and legal actions arising in the ordinary course of business. We do not expect any liability with respect to any legal claims or actions that would materially affect our financial position or cash flows.

Contractual Cash Obligations and Commercial Commitments

The following table summarizes our contractual cash obligations and commercial commitments as of December 31, 2014:

	Payments due by period
	Total	2015	2016-2017	2018-2019	Thereafter
Term loan including projected interest (1)	$557	$557	$-	$-	$-
Operating leases	7,211	2,598	3,661	868	84
Capital leases	85	38	47	-	-
	$7,853	$3,193	$3,708	$868	$84

(1)

Bolt’s party to a $0.5 million term loan with one of its minority stockholders.  The loan is subject to an 8.0% interest rate and matures in August 2015.  See Note 9,“Debt” to our Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2014, our cash and cash equivalents included $77.9 million in money market accounts.  We may be exposed to market risk relating to changes in market interest rates and overall market conditions that could affect the value of our cash and cash equivalents; however, we believe any changes in the fair value of our investment portfolio would be insignificant to our results given current market conditions.

ITEM 8. Financial Statements and Supplementary Data

The following Consolidated Financial Statements, and the related Notes thereto, of Actua Corporation and the Report of Independent Registered Public Accounting Firm are filed as a part of this Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ACTUA CORPORATION

The Board of Directors and Stockholders

Actua Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Actua Corporation (formerly ICG Group, Inc.) and Subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), changes in equity and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Actua Corporation and Subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Actua Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting. Actua Corporation acquired Folio Dynamics, Inc. (FolioDynamix) on November 3, 2014 and Knowledge Management Innovations, Ltd (KMI) on August 8, 2014 (acquired businesses).  Management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, the 2014 acquired businesses’ internal control over financial reporting associated with total assets of approximately $16.4 million and total revenues of approximately $5.7 million included in the consolidated financial statements of Actua Corporation and subsidiaries as of and for the year ended December 31, 2014. Our audit of internal control over financial reporting of Actua Corporation also excluded an evaluation of the internal control over financial reporting of the acquired businesses.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 2, 2015

ACTUA CORPORATION

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Data)

	December 31,	December 31,
	2014	2013
ASSETS
Current Assets
Cash and cash equivalents	$103,134	$334,656
Restricted Cash	1,132	1,242
Accounts receivables, net of allowance ($790-2014 ; $200-2013)	23,134	11,300
Deferred tax asset	182	-
Prepaid expenses and other current assets	3,979	5,907
Total current assets	131,561	353,105
Fixed assets, net of accumulated depreciation and amortization	7,947	5,840
Goodwill	264,186	90,466
Intangibles, net	102,325	58,755
Equity and cost method businesses	17,672	20,373
Deferred tax asset	2,998	-
Other assets, net	1,652	1,179
Total assets	$528,341	$529,718
LIABILITIES
Current Liabilities
Current maturities of long-term debt	$500	$5,902
Accounts payable	12,595	2,970
Accrued expenses	7,735	5,176
Accrued compensation and benefits	9,241	8,732
Deferred revenue	33,238	21,830
Total current liabilities	63,309	44,610
Long-term debt	-	6,008
Deferred tax liability	266	-
Deferred revenue	1,256	254
Other liabilities	4,408	1,726
Total liabilities	69,239	52,598
Redeemable noncontrolling interest (Note 4, "Consolidated Businesses")	6,221	3,442
EQUITY
Actua Corporation’s Stockholders’ Equity
Preferred stock, $0.01 par value; 10,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.001 par value; 2,000,000 shares authorized, 40,514 shares (2014) and 43,333 shares (2013) issued	46	43
Treasury stock, at cost, 5,892 shares (2014) and 5,118 shares (2013)	(53,807)	(40,998)
Additional paid-in capital	3,554,900	3,536,761
Accumulated deficit	(3,069,241)	(3,045,685)
Accumulated other comprehensive income	40	40
Total Actua Corporation’s Stockholders’ Equity	431,938	450,161
Noncontrolling interests	20,943	23,517
Total equity	452,881	473,678
Total liabilities, redeemable noncontrolling interest and equity	$528,341	$529,718

See accompanying Notes to Consolidated Financial Statements.

ACTUA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2014	2013	2012
Revenue	$84,837	$59,201	$26,640
Operating expenses
Cost of Revenue	24,420	17,757	9,459
Sales and marketing	39,710	28,129	12,355
General and administrative	51,731	30,960	28,408
Research and development	15,408	9,032	8,807
Amortization of intangibles assets	10,532	8,470	4,837
Impairment related and other	1,187	4,292	1,130
Total operating expenses	142,988	98,640	64,996
Operating loss	(58,151)	(39,439)	(38,356)
Other income (loss), net	5,300	(4,210)	57,820
Interest income	463	227	439
Interest expense	(1,613)	(1,484)	(25)
Income (loss) before income taxes, equity loss and noncontrolling interest	(54,001)	(44,906)	19,878
Income tax benefit (expense)	12,931	17,571	(108)
Equity loss	(776)	(2,963)	(8,672)
Income (loss) from continuing operations	(41,846)	(30,298)	11,098
Income from discontinued operations, including gain on sale, net of tax	14,026	232,339	12,483
Net income (loss)	(27,820)	202,041	23,581
Less: Net income (loss) attributable to the noncontrolling interest	(4,264)	(7,018)	592
Net income (loss) attributable to Actua Corporation	$(23,556)	$209,059	$22,989
Amounts attributable to Actua Corporation:
Net income (loss) from continuing operations	$(37,582)	$(25,669)	$12,703
Net income from discontinued operations	14,026	234,728	10,286
Net income (loss)	$(23,556)	$209,059	$22,989
Basic income (loss) per share attributable to Actua Corporation:
Income (loss) from continuing operations	$(1.01)	$(0.70)	$0.35
Income from discontinued operations	0.38	6.42	0.29
Net income (loss)	$(0.63)	$5.72	$0.64
Shares used in computation of basic income (loss) per share	37,130	36,536	35,890
Diluted income (loss) per share attributable to Actua Corporation:
Income (loss) from continuing operations	$(1.01)	$(0.70)	$0.35
Income from discontinued operations	0.38	6.42	0.28
Net income (loss)	$(0.63)	$5.72	$0.63
Shares used in computation of diluted income (loss) per share	37,130	36,536	36,543
Net income (loss)	$(27,820)	$202,041	$23,581
Other comprehensive income
Unrealized holding gain in marketable securities	-	24	1,552
Reclassified adjustments/realized net (gains) loss on marketable securities	-	(23)	(1,552)
Other accumulated other comprehensive loss	-	(1)	(34)
Comprehensive income (loss)	(27,820)	202,041	23,547
Less: Comprehensive income (loss) attributable to noncontrolling interests	(4,264)	(7,018)	558
Comprehensive income (loss) attributable to Actua Corporation	$(23,556)	$209,059	$22,989

See accompanying Notes to Consolidated Financial Statements.

ACTUA CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In Thousands)

	Actua Corporation Stockholders' Equity
							Accumulated
	Common Stock		Treasury Stock				Other
					Additional		Comprehensive	Non-
					Paid-In	Accumulated	Income	Controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	(AOCI)	Interest	Total
Balance as of December 31, 2011	40,729	$41	(3,281)	$(20,619)	$3,544,121	$(3,277,733)	$74	$7,613	$253,497
Equity-based compensation expense
related to stock appreciation rights
(SARs) and stock options	-	-	-	-	2,488	-	-	-	2,488
Equity-based compensation related
to deferred stock units (DSUs)	-	-	-	-	419	-	-	-	419
Equity-based compensation related
to restricted stock (RS)	-	-	-	-	3,155	-	-	-	3,155
Issuance of DSUs	74	-	-	-	107	-	-	-	107
Issuance of RS, net of forfeitures
and surrenders	77	-	-	-	(188)	-	-	-	(188)
Exercise of SARs and stock options,
net of surrenders	183	-	-	-	1,003	-	-	-	1,003
Impact of redeemable noncontrolling
interest accretion	-	-	-	-	(839)	-	-	-	(839)
Impact of sale of consolidated
subsidiaries	-	-	-	-	-	-	-	-	-
Impact of subsidiary equity transactions	1,092	1	-	-	(733)	-	13	64,733	64,014
Repurchase of common stock	-	-	(930)	(8,354)	-	-	-	-	(8,354)
Noncontrolling owners share of AOCI of
consolidated subsidiaries	-	-	-	-	-	-	(47)	47	-
Net income (loss)	-	-	-	-	-	22,989	-	741	23,730
Balance as of December 31, 2012	42,155	$42	(4,211)	$(28,973)	$3,549,533	$(3,254,744)	$40	$73,134	$339,032

See accompanying Notes to Consolidated Financial Statements.

ACTUA CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY – (CONTINUED)

(In Thousands)

	Actua Corporation Stockholders' Equity
							Accumulated
	Common Stock		Treasury Stock				Other
					Additional		Comprehensive	Non-
					Paid-In	Accumulated	Income	Controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	(AOCI)	Interest	Total
Balance as of December 31, 2012	42,155	$42	(4,211)	$(28,973)	$3,549,533	$(3,254,744)	$40	$73,134	$339,032
Equity-based compensation expense
related to stock appreciation rights
(SARs) and stock options	-	-	-	-	2,377	-	-	-	2,377
Equity-based compensation related
to deferred stock units (DSUs)	-	-	-	-	377	-	-	-	377
Equity-based compensation related
to restricted stock (RS)	-	-	-	-	2,958	-	-	-	2,958
Issuance of DSUs	60	-	-	-	359	-	-	-	359
Issuance of RS, net of forfeitures
and surrenders	124	-	-	-	(609)	-	-	-	(609)
Exercise of SARs and stock options,
net of surrenders	994	1	-	-	(11,736)	-	-	-	(11,735)
Impact of redeemable noncontrolling
interest accretion	-	-	-	-	(1,088)	-	-	-	(1,088)
Impact of sale of consolidated
subsidiaries	-	-	-	-	-	-	-	(42,315)	(42,315)
Impact of subsidiary equity transactions	-	-	-	-	(5,410)	-	-	(389)	(5,799)
Repurchase of common stock	-	-	(907)	(12,025)	-	-	-	-	(12,025)
Net income (loss)	-	-	-	-	-	209,059	-	(6,913)	202,146
Balance as of December 31, 2013	43,333	$43	(5,118)	$(40,998)	$3,536,761	$(3,045,685)	$40	$23,517	$473,678

See accompanying Notes to Consolidated Financial Statements.

ACTUA CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY – (CONTINUED)

(In Thousands)

	Actua Corporation Stockholders' Equity
							Accumulated
	Common Stock		Treasury Stock				Other
					Additional		Comprehensive	Non-
					Paid-In	Accumulated	Income	controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	(AOCI)	Interest	Total
Balance as of December 31, 2013	43,333	$43	(5,118)	$(40,998)	$3,536,761	$(3,045,685)	$40	$23,517	$473,678
Equity-based compensation expense
related to stock appreciation rights
(SARs) and stock options	-	-	-	-	792	-	-	-	792
Equity-based compensation related
to deferred stock units (DSUs)	-	-	-	-	526	-	-	-	526
Equity-based compensation related
to restricted stock (RS)	-	-	-	-	21,818	-	-	-	21,818
Issuance of DSUs	41	-	-	-	258	-	-	-	258
Issuance of RS, net of forfeitures
and surrenders	2,777	3	-	-	(1,825)	-	-	-	(1,822)
Exercise of SARs and stock options,
net of surrenders	254	-	-	-	(3,207)	-	-	-	(3,207)
Impact of redeemable noncontrolling
interest accretion	-	-	-	-	(2,774)	-	-	-	(2,774)
Impact of subsidiary equity transactions					2,551	-	-	1,690	4,241
Repurchase of common stock	-	-	(774)	(12,809)	-	-	-	-	(12,809)
Net loss	-	-	-	-	-	(23,556)	-	(4,264)	(27,820)
Balance as of December 31, 2014	46,405	$46	(5,892)	$(53,807)	$3,554,900	$(3,069,241)	$40	$20,943	$452,881

See accompanying Notes to Consolidated Financial Statements.

ACTUA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2014	2013	2012
OPERATING ACTIVITIES - continuing operations
Net income (loss)	$(27,820)	$202,041	$23,581
Income from discontinued operations, including gain on sale, net of tax	(14,026)	(232,339)	(12,483)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	14,069	11,701	6,625
Equity-based compensation	23,889	6,411	6,236
Impairment related and other	1,092	-	1,130
Other (income) loss	(5,300)	4,210	(57,820)
Equity loss	776	2,963	8,672
Deferred income taxes	(4,510)	-	-
Income tax (benefit) expense related to income from discontinued operations	(8,934)	(17,571)	108
Changes in operating assets and liabilities - net of acquisitions:
Accounts receivable, net	(2,024)	(3,445)	(378)
Prepaid expenses and other assets	595	(817)	(703)
Accounts payable	(65)	(1,358)	2,643
Accrued expenses	252	1,192	1,501
Accrued compensation and benefits	510	3,310	755
Deferred revenue	7,765	5,325	9,928
Other liabilities	(488)	330	(423)
Cash flows used in operating activities	(14,219)	(18,047)	(10,628)
INVESTING ACTIVITIES - continuing operations
Capital expenditures, net	(3,677)	(1,243)	(6,990)
Change in restricted cash	193	(834)	(460)
Proceeds from sales/distributions of ownership interests	33,822	388,968	20,525
Proceeds from marketable securities	-	760	7,632
Ownership acquisition, net of cash acquired	(215,225)	(14,638)	(68,961)
Increase in cash due to consolidation/deconsolidation of subsidiaries	-	1,153	-
Cash flows provided by (used in) investing activities	(184,887)	374,166	(48,254)
FINANCING ACTIVITIES – continuing operations
Acquisition of noncontrolling interest in subsidiary equity	(878)	(15,430)	-
Borrowings of long-term debt	-	4,900	-
Repayment of long-term debt and capital lease obligations	(12,641)	(2,480)	-
Purchase of treasury stock	(12,809)	(12,025)	(8,354)
Tax withholdings related to equity-based awards	(5,029)	(12,023)	(425)
Cash received for stock option exercises	94	11	1,045
Other financing activities	-	(73)	-
Cash flows used in financing activities	(31,263)	(37,120)	(7,734)

Discontinued Operations
Cash flows provided by (used in) operating activities	-	5,216	8,260
Cash flows provided by (used in) investing activities	(1,153)	(2,302)	(17,285)
Cash flows provided by (used in) financing activities	-	(8,129)	3,685
Net increase (decrease) in cash and cash equivalents from discontinued operations	(1,153)	(5,215)	(5,340)
Net increase (decrease) in cash and cash equivalents	(231,522)	313,784	(71,956)
Cash and cash equivalents at beginning of period	334,656	20,872	47,186
Less: Cash and cash equivalents - discontinued operations at beginning of period		-	45,642
Cash and cash equivalents - continuing operations at end of period	$103,134	$334,656	$20,872

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

Basis of Presentation

The Consolidated Financial Statements contained herein (the “Consolidated Financial Statements”) include the accounts of Actua Corporation and its wholly-owned subsidiaries and majority-owned subsidiaries.

Actua’s Consolidated Balance Sheets as of December 31, 2014 and 2013 primarily include the financial position of the following majority-owned subsidiaries:

As of:
December 31, 2014	December 31, 2013
Bolt	Bolt
FolioDynamix (1)	GovDelivery
GovDelivery	MSDSonline
MSDSonline

Actua’s Consolidated Statements of Operations and Comprehensive Income (Loss) (its “Consolidated Statements of Operations”) for the years ended December 31, 2014, 2013 and 2012 included the results of the following majority-owned subsidiaries:

Year Ended December 31,
2014	2013	2012
Bolt	Bolt (2)	GovDelivery
FolioDynamix (1)	GovDelivery	MSDSonline (3)
GovDelivery	MSDSonline
MSDSonline

(1)

On November 3, 2014, Actua acquired all of the issued and outstanding stock of FolioDynamix.  The results of operations of FolioDynamix are included on Actua’s Consolidated Statements of Operations from that date.  See Note 4, “Consolidated Businesses,” for additional information regarding Actua’s acquisition of FolioDynamix.

(2)

On December 27, 2012, Actua acquired additional equity ownership interests in Bolt, increasing Actua’s ownership in that company to 53%; Actua began consolidating the financial position of Bolt as of that date. The results of operations of Bolt from the date of acquisition through December 31, 2012 were immaterial to Actua; accordingly, the results of operations of Bolt are included on Actua’s Consolidated Statements of Operations beginning on January 1, 2013. See Note 4, “Consolidated Businesses,” for additional information regarding Actua’s consolidation of Bolt.

(3)

On March 30, 2012, Actua acquired 96% of MSDSonline and began consolidating the financial position of that company as of that date. The results of operations of MSDSonline from the date of acquisition through March 31, 2012 were immaterial; the results of operations of MSDSonline are included in Actua’s Consolidated Statements of Operations beginning on April 1, 2012. See Note 4, “Consolidated Businesses,” for additional information regarding Actua’s acquisition of MSDSonline.

ACTUA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

2. Significant Accounting Policies

Principles of Accounting for Ownership Interests

The various interests that Actua acquires in its businesses are accounted for under one of three methods: the consolidation method, the equity method and the cost method. The applicable accounting method is generally determined based on Actua’s voting interest in a company.

Consolidation Method. Businesses in which (1) Actua directly or indirectly owns more than 50% of the outstanding voting securities, and (2) other stockholders do not possess the right to affect significant management decisions are accounted for under the consolidation method of accounting. Participation of other stockholders in the net assets and in the earnings or losses of a consolidated subsidiary is reflected in the line items “Noncontrolling Interest” in Actua’s Consolidated Balance Sheets and “Net income attributable to the noncontrolling interest” in Actua’s Consolidated Statements of Operations. Noncontrolling interest adjusts Actua’s consolidated results of operations to reflect only Actua’s share of the earnings or losses of the consolidated subsidiary.

Any changes in Actua’s ownership interest in a consolidated subsidiary, through additional equity issuances by the consolidated subsidiary or through Actua acquiring the shares from existing shareholders, in which Actua maintains control is recognized as an equity transaction, with appropriate adjustments to both Actua’s additional paid-in capital and the corresponding noncontrolling interests. The difference between the carrying amount of Actua’s ownership interest in the company and the underlying net book value of the company after the issuance of stock by the company is reflected as an equity transaction in Actua’s Consolidated Statements of Changes in Equity.

An increase in Actua’s ownership interest in a business accounted for under the equity or cost method of accounting in which Actua obtains a controlling financial interest is accounted for as a step acquisition, with an allocation of the purchase price to the fair value of the net assets acquired. In addition, Actua remeasures its previously held ownership interest in a business that was previously not consolidated at the acquisition date fair value; any gain or loss resulting from this remeasurement is recognized in Actua’s Consolidated Statements of Operations at that time. Actua begins to include the financial position and operating results of the newly-consolidated subsidiary in its Consolidated Financial Statements from the date Actua obtains the controlling financial interest in that subsidiary. If control is lost, any retained interest is measured at fair value, and a gain or loss is recognized in Actua’s Consolidated Statements of Operations at that time. In addition, to the extent Actua maintains a smaller equity ownership, the accounting method used for that business is adjusted to the equity or cost method of accounting, as appropriate, for subsequent periods.

Equity Method. Businesses that are not consolidated, but over which Actua exercises significant influence, are accounted for under the equity method of accounting and are referred to in the Note 7, “Equity and Cost Method Businesses.” The determination as to whether or not Actua exercises significant influence with respect to a company depends on an evaluation of several factors, including, among others, representation on the company’s board of directors and equity ownership level, which is generally between a 20% and a 50% interest in the voting securities of an equity method business, as well as voting rights associated with Actua’s holdings in common stock, preferred stock and other convertible instruments in that company. Actua’s share of the earnings and/or losses of the company, as well as any adjustments resulting from prior period finalizations of equity income/losses, are reflected in the line item “Equity loss” in Actua’s Consolidated Statements of Operations.

Cost Method. Businesses not accounted for under either the consolidation method or equity method of accounting are accounted for under the cost method of accounting and are referred to in Note 7, “Equity and Cost Method Businesses.”  Actua’s share of the earnings and/or losses of cost method businesses is not included in Actua’s Consolidated Statement of Operations. However, impairment charges related to cost method businesses are recognized in Actua’s Consolidated Statements of Operations. If circumstances suggest that the value of a cost method business with respect to which an impairment charge has been made has subsequently recovered, that recovery is not recorded. The carrying values of Actua’s cost method businesses are reflected in the line item “Equity and cost method investments” in Actua’s Consolidated Balance Sheets.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. Those estimates include evaluation of Actua’s convertible debt and equity

ACTUA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

holdings in businesses, holdings in marketable securities, asset impairment, revenue recognition, income taxes and commitments and contingencies. Those estimates and assumptions are based on management’s best judgments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, such as the current economic environment, that management believes to be reasonable under the circumstances. Management adjusts those estimates and assumptions when facts and circumstances dictate that it is necessary or appropriate to do so. It is reasonably possible that Actua’s accounting estimates with respect to the ultimate recoverability of Actua’s ownership interests in convertible debt and equity holdings, goodwill and the useful lives of intangible assets could change in the near term and that the effect of such changes on Actua’s consolidated financial statements could be material. Management believes the recorded amounts of goodwill, intangible assets, equity method businesses and cost method businesses were not impaired as of December 31, 2014.

Cash and Cash Equivalents

Actua considers all highly liquid instruments with an original maturity of approximately three months at the time of purchase to be cash equivalents. Cash and cash equivalents at December 31, 2014 and 2013 were invested principally in money market accounts and commercial paper.

Restricted Cash

Actua considers cash that is legally restricted and cash that is held as a compensative balance for letter of credit arrangements as restricted cash. Actua had long-term restricted cash of $0.4 million and zero as of December 31, 2014 and 2013, respectively, which is included in “Other assets, net” in our consolidated Balance Sheets.

Goodwill, Intangible Assets, Equity Method Businesses and Cost Method Businesses

Actua evaluates its carrying value in equity method businesses and cost method businesses continuously to determine whether an other-than-temporary decline in the fair value of any such business exists and should be recognized. In order to make that determination, Actua considers each such business’ achievement of its business plan objectives and milestones, the fair value of its ownership interest in each such business (which, in the case of any company listed on a public stock exchange, is the quoted stock price of the relevant ownership interest), the financial condition and prospects of each such business, and other relevant factors. The business plan objectives and milestones Actua considers include, among others, those related to financial performance, such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature, such as obtaining key business partnerships or the hiring of key employees. Impairment charges are determined by comparing Actua’s carrying value of a business with its estimated fair value. Fair value is determined by using a combination of estimating the cash flows related to the relevant asset, including estimated proceeds on disposition, and an analysis of market price multiples of companies engaged in lines of business similar to the company being evaluated. Actua concluded that the carrying value of its equity method businesses and cost method businesses was not impaired as of December 31, 2014 and 2013.

Actua tests goodwill for impairment annually during the fourth quarter of each year, or more frequently as conditions warrant, and tests intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Actua concluded that its goodwill and intangible assets were not impaired as of December 31, 2014 and 2013.

Marketable Securities

Marketable securities are reported at fair value, based on quoted market prices, with the net unrealized gain or loss reported as a component of “Accumulated Other Comprehensive Income” in Actua Corporation Stockholders’ Equity on Actua’s Consolidated Statements of Changes in Equity.

Financial Instruments

Cash and cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates fair value due to the short-term maturity of these instruments. Marketable securities are carried at fair value.

Deferred Revenue

Deferred revenue consists primarily of payments received in advance of revenue being earned under the relevant customer agreements.

ACTUA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery of the service has occurred, no significant obligations with regard to implementation remain, the fee is fixed or determinable and collectability is probable.  The following paragraphs provide more specific details regarding the manner in which each of our businesses recognizes revenue is described below:

Bolt generates revenue from (1) SaaS software licenses, (2) maintenance and support services, (3) professional service fees, (4) insurance commissions and (5) subscription fees.

Bolt enters to certain multiple deliverable arrangements primarily related to its software licenses which are delivered through a cloud-based model), professional services necessary for the functionality of the software and maintenance and support services.  Bolt evaluates each deliverable in a multiple deliverable arrangement to determine whether it represents a separate unit of accounting. A delivered element constitutes a separate unit of accounting when it has standalone value and there is no customer-negotiated refund or return right for the delivered element. If these criteria are not met, the deliverable is combined with the undelivered elements and the allocation of the arrangement consideration and revenue recognition are determined for the combined unit as a single unit.

For Bolt’s professional services or other deliverables that are determined to have separate value, we allocate the total revenue to be earned under the arrangement among the various elements based on a selling price hierarchy using the relative selling price method. The selling price for a deliverable is based on its vendor specific objective evidence (VSOE), if available, third party evidence (TPE), if VSOE is not available, or the best estimated selling price (ESP), if neither VSOE nor TPE is available. VSOE of selling price is based on the normal pricing and discounting practices for those products and services when sold separately. TPE of selling price is determined by evaluating largely similar and interchangeable competitor products or services in standalone sales to similarly situated customers. ESP is established considering factors such as margin objectives, discounts off of list prices, market conditions, and competition.  ESP represents the price at which the company would transact for the deliverable if it were sold by the company regularly on a standalone basis.

Generally, Bolt’s cloud-based software licenses, professional fees essential for the functionality of the software, and related maintenance and support services do not have separate value to the customer and are therefore combined into a single unit of accounting with revenue recognized ratably over the applicable contract term.  For deliverables which have been determined to have separate value, we have historically concluded that neither VSOE nor TPE can be established and, as such, we have relied on ESP to allocate revenue to each element.

Bolt’s commissions on the premiums from sales of insurance policies are recognized when Bolt has sufficient information to determine (1) the amount that it is owed and (2) that it is probable that the economic benefits associated with the transaction will flow to Bolt. Finally, Bolt recognizes subscription fee revenue over the subscription period, which is generally one month.

Bolt has typically represented a small amount of our historical deferred revenue balances.  Bolt’s contracts are generally billed in annual, quarterly, or monthly installments and contain cancelation clauses which usually have significant penalties associated with the cancellation.  Historically, Bolt has experienced very low levels of cancelations.

FolioDynamix generates revenues primarily in the form of (1) recurring software license and subscription fees (2) hosting services (3) maintenance and support services (4) professional services fees from customization and integration services related to its software (5) professional services fees for customized investment program management and consulting, and investment advisory services.  The initial subscription arrangement term is typically between three and five years.

FolioDynamix’s platform revenue from term software license arrangements is recognized on a subscription basis over the customer contract license term of use.  Revenue from annual maintenance and hosting is deferred and recognized on a straight-line basis over the period that the service is provided.  Revenue related to platform implementation professional services is deferred and recognized on a straight-line basis over the contract term, which we believe approximates the customer relationship period.  Revenue under arrangements with multiple elements is allocated under the residual method.  Under the residual method, revenue is allocated first to the undelivered elements based on their VSOE of fair value and the residual amount is applied to the delivered elements.  Revenues from multiple element contracts for which FolioDynamix cannot separate the license element from the service elements is deferred until all elements of the arrangement have been delivered.

Certain revenues earned by FolioDynamix for advisory services require judgment to determine if revenue should be recorded gross as, a principal, or net of related costs, as an agent. In general, these revenues are recognized on a net basis if FolioDynamix does not have control over selecting vendors and pricing, and when the Company is acting as an agent of the supplier.  Revenues from professional services are deemed to not have standalone value and, therefore, are recognized ratably over the contract term.

ACTUA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Our FolioDynamix business represents approximately 10% of our deferred revenue balance at December 31, 2014.  FolioDynamix’s contracts are primarily non-cancellable.

GovDelivery revenue consists of (1) nonrefundable setup fees and (2) SaaS monthly subscription fees. As the setup fees do not have separate value to the customer, they are combined as single unit of accounting with subscription fees and are recognized in revenue over the initial contract term, which we believe approximates the customer relationship period.  Costs related to performing setup services are expensed as incurred.

Our GovDelivery business has typically represented a significant portion of our historical deferred revenue balances.  GovDelivery’s contracts are generally billed in annual, quarterly, or monthly installments and contain cancelation clauses by which the customer can cancel the contract with 30 days written notice.  In instances of cancelation, the pro rata balance of the agreement would be refundable.  Historically, GovDelivery has experienced very low levels of cancelations.

MSDSonline derives revenue from two sources: (1) SaaS subscription fees and (2) professional services fees. The vast majority of MSDSonline’s revenue is derived from subscription fees from customers accessing MSDSonline’s database and web-based tools; such revenue is recognized ratably over the applicable contract term, beginning on the contract implementation date. MSDSonline also generates professional services fees from (1) training, (2) authoring of material safety data sheets and (3) compiling of customers’ online libraries of material safety data sheet documents and indexing those documents. The revenue derived from those fees is recognized on a proportional performance basis over the applicable project’s timeline.

Our MSDSonline business typically has represented the majority of our historical deferred revenue balances.  MSDSonline’s contracts are generally billed annually and are non-cancellable.

At each of our businesses, fees associated with professional services for new customers that do not qualify as a separate unit of accounting are deferred and recognized over the contract term, which we believe approximates the customer relationship period.  We recognize these fees for professional services paid by new customers, which primarily relate to implementation services, over the initial terms of the contracts because, at the time we enter into contracts with new customers, we have no history with such customers and are unable to determine whether the relationship with such customers will extend beyond the terms of the initial contracts.

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

ACTUA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Discontinued Operations

During the year ended December 31, 2013, Channel Intelligence, InvestorForce and Procurian were sold. Accordingly, Actua has recast all financial information within this Report to conform to the current period presentation; those three businesses are presented as discontinued operations for all periods presented (including the gains associated with relevant escrow releases that occurred in 2014).

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

Comprehensive Income (Loss)

Actua reports and displays comprehensive income (loss) and its components in the Consolidated Statements of Operations and Comprehensive Income (Loss). Comprehensive income (loss) is the change in equity of a business enterprise during a period from non-owner sources. Actua’s sources of comprehensive income (loss) are net income (loss), and net unrealized appreciation on its marketable securities. Reclassification adjustments result from the recognition of gains or losses in net income that were included in comprehensive income (loss) in prior periods.

Supplemental Cash Flow Disclosures

In 2014, 2013 and 2012, Actua paid interest was $1.0 million, $1.2 million and less than $0.1 million, respectively. Actua made income tax payments of $2.0 million, $0.3 million and $0.1 million in 2014, 2013 and 2012, respectively.

Escrow Information

When an interest in one of Actua’s businesses is sold, a portion of the proceeds may be held in escrow primarily to satisfy purchase price adjustments and/or indemnity claims. Actua records gains on escrowed proceeds at the time Actua is entitled to receive such proceeds, the amount is fixed or determinable and realization is assured. As of December 31, 2014, $3.2 million related to Actua’s potential proceeds from sales of former businesses remained in escrow to satisfy potential or unresolved indemnification claims. Those outstanding escrow amounts are scheduled to be released in 2015, subject to pending and potential indemnity claims pursuant to the terms of the specific acquisition agreement.

Concentration of Customer Base and Credit Risk

For the years ended December 31, 2014, 2013 and 2012, none of the customers of Actua’s consolidated businesses represented more than 10% of Actua’s consolidated revenue.

Commitments and Contingencies

From time to time, Actua and its businesses are involved in various claims and legal actions arising in the ordinary course of business. Actua does not expect any liability with respect to any legal claims or actions that would materially affect its consolidated financial position or cash flows.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current-year presentation. The impact of the reclassifications made to prior year amounts is not material and did not affect net income (loss).  Historically, the Company has classified cash outflows associated with tax withholding payments associated with equity-based awards with vesting features as operating activities and has included them within changes in accrued compensation and benefits.  The Company has reclassified tax withholding payments associated with equity-based awards with vesting features from an operating activity to a financing activity for the Consolidated Statements of Cash Flows for the year ended December 31, 2013 and 2012.  The Company believes the financing activity classification is more informative to investors and will make the classification consistent with tax withholding payments associated with equity-based awards that have an exercise feature which have historically been reflected as financing activities.

ACTUA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (FASB) issued guidance regarding share-based compensation. The new guidance clarified that share-based compensation performance targets that could be achieved after the requisite service period should be treated as a performance condition that affects vesting, rather than a condition that affects the grant-date fair value of the award. This guidance will be effective for Actua beginning on January 1, 2016. Actua does not expect this guidance to have a significant impact on its consolidated financial statements.

In May 2014, the FASB issued revenue recognition guidance that provides a single, comprehensive revenue recognition model for all contracts with customers. Under the new guidance, an entity will recognize revenue based on amounts the entity expects to be entitled in exchange for the transfer of goods or services. The new guidance also includes enhanced disclosure requirements. This guidance, which will be applied either retrospectively or as a cumulative-effect adjustment as of the date of adoption, will be effective for Actua beginning on January 1, 2017. Actua is in the process of evaluating the adoption alternatives and impact that this new guidance will have on its consolidated financial statements.

In April 2014, the FASB issued accounting guidance on reporting discontinued operations. The new guidance changes the criteria for determining the disposals that qualify as discontinued operations and expands related disclosure requirements. Under the new guidance, a disposal is required to be reported as discontinued operations if the disposal represents a strategic shift that will have a major effect on an entity’s operations and financial results. This guidance, which will be applied prospectively, will be effective for Actua for new disposals and disposal groups classified as held for sale beginning on January 1, 2015.  Actua does not expect this guidance to have a significant impact on its consolidated financial statements.

In July 2013, the FASB issued guidance that provides clarification on the financial statement presentation of unrecognized tax benefits. The new guidance requires standard presentation of an unrecognized tax benefit when a carryforward related to net operating losses or tax credits exists. This guidance was effective for Actua on January 1, 2014; the adoption of this guidance did not have a significant impact on its consolidated financial statements.

Actua has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its audited financial statements.

3. Goodwill and Intangible Assets, net

Goodwill

The following table summarizes the activity related to Actua’s goodwill (in thousands):

		Accumulated
	Gross Carrying	Impairment	Net Carrying
	Amount	Losses	Amount
Goodwill as of December 31, 2012	$88,230	$(304)	$87,926
Increase in goodwill due to Bolt's acquisition of Superior Access	2,540	-	2,540
Goodwill as of December 31, 2013	90,770	(304)	90,466
Increase in goodwill due to MSDSonline's acquisition of KMI	6,735	-	6,735
Increase in goodwill due to GovDelivery's acquisition of NuCivic	1,257	-	1,257
Increase in goodwill due to Bolt's acquisition of Ludwig	314	-	314
Increase in goodwill due to FolioDynamix acquisition	165,414	-	165,414
Goodwill as of December 31, 2014	$264,490	$(304)	$264,186

During the year ended December 31, 2013, Actua revised its initial estimates of its allocation of value to the 2012 consolidation of Bolt.  Based on the revenues, Actua retroactively increased the value of goodwill as of December 31, 2012 by $10.2 million, which was primarily offset by a decrease in intangible assets.  See Note, 4 “Consolidated Business” for additional information regarding the transaction impacting goodwill detailed in the table above.

As of December 31, 2014 and 2013, all of Actua’s goodwill was allocated to its vertical cloud segment.

ACTUA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Intangible Assets

The following table summarizes Actua’s intangible assets from continuing operations (in thousands):

			As of December 31, 2014
		Gross Carrying	Accumulated	Net Carrying
Intangible Assets	Useful Life	Amount	Amortization	Amount
Customer relationships	1-11 years	$74,948	$(14,817)	$60,131
Trademarks/trade names	3-11 years	24,543	(4,322)	20,221
Technology	5-10 years	25,223	(4,263)	20,960
Non-compete agreements	2-5 years	3,680	(3,367)	313
		128,394	(26,769)	101,625
Other intellectual property	Indefinite	700	-	700
		$129,094	$(26,769)	$102,325

		As of December 31, 2013
		Gross Carrying	Accumulated	Net Carrying
Intangible Assets	Useful Life	Amount	Amortization	Amount
Customer relationships	1-11 years	$ 45,601	$ (9,546)	$ 36,055
Trademarks/trade names	3-11 years	15,813	(2,373)	13,440
Technology	5-10 years	9,527	(2,161)	7,366
Non-compete agreements	2-5 years	3,666	(2,172)	1,494
		74,607	(16,252)	58,355
Other intellectual property	Indefinite	400	-	400
		$ 75,007	$ (16,252)	$ 58,755

Amortization expense for intangible assets during the years ended December 31, 2014, 2013 and 2012 was $10.5 million, $8.5 million and $4.8 million, respectively. Actua amortizes intangible assets using the straight line method.

During the year ended December 31, 2013, Actua revised its initial estimates related to the allocated value of Bolt in connection with the 2012 consolidation of that company. Accordingly, based on those revisions, Actua retrospectively decreased the value of intangible assets as of December 31, 2012 by $10.9 million. See Note 4, “Consolidated Businesses,” for additional information regarding the transactions impacting intangibles detailed in the table above.

Remaining estimated amortization expense is as follows (in thousands):

2015	$14,641
2016	14,211
2017	13,715
2018	12,401
2019	11,586
Thereafter	35,071
Remaining amortization expense	$101,625

Impairment

Actua completed its annual impairment testing in the fourth quarter of each of 2014, 2013 and 2012. The completion of Actua’s annual impairment testing did not result in an impairment charge related to Actua’s consolidated businesses in any of those years, as Actua’s fair value of its reporting units, including goodwill, substantially exceeds its carrying value. Actua estimates the fair value of its reporting units using a “Level 3” input (see Note 8, “Financial Instruments,” for the definition of a “Level 3” input) market approach by determining market multiples from comparable publicly-traded companies and applying those approximate multiples to the revenues of the reporting units, which are then compared to the respective carrying values of the reporting units. See Note 4, “Consolidated Businesses.” Actua also performs ongoing business reviews of its equity method companies and cost method companies. See Note 7, “Equity and Cost Method Businesses.”

During the year ended December 31, 2012, GovDelivery decreased its liability related to contingent consideration payments for an acquisition because it believed that performance targets related to those contingent payments would not be achieved. As a result, GovDelivery performed an impairment analysis with respect to the associated intangible assets and goodwill recorded related to that

ACTUA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

acquisition, and recorded an impairment charge of $0.4 million related to the intangible assets and an impairment charge of $0.3 million related to goodwill that are reflected in the line item “Impairment related and other” in Actua’s Consolidated Statements of Operations for the year ended December 31, 2012. The $0.4 million impairment to intangibles is included in the $5.4 million accumulated amortization balance for customer relationships as of December 31, 2012 in the table above. In addition to the $0.7 million of impairments recorded by GovDelivery in 2012, GovDelivery also recorded a gain of $0.7 million to reverse a contingent consideration liability, which is also included in “Impairment related and other” on Actua’s Consolidated Statement of Operations during the year ended December 31, 2012.

4. Consolidated Businesses

Folio Dynamix Acquisition

On November 3, 2014, Actua acquired all of the issued and outstanding stock of FolioDynamix for approximately $205.8 million, (which included $0.7 million as a working capital adjustment occurred in the first quarter of 2015)  in cash and $1.4 million of equity value related to rolled stock options.  The $1.4 million fair value of the rolled stock options was determined using a Black-Scholes model that, given the relatively short expected term applied to the model, essentially approximated the intrinsic value of these awards.  Actua allocated the purchase price to the acquired tangible and identifiable intangible assets and liabilities based upon their respective fair values at the date of acquisition. FolioDymanix’s results are included in our consolidated financial statements beginning on November 1, 2014.  The results of FolioDynamix between November 1, 2014 and November 3, 2014 were deemed insignificant.

FolioDynamix offers wealth management service providers and financial advisors a comprehensive, secure, cloud-based wealth management technology platform and advisory solutions for managing the full wealth management lifecycle across all types of investment programs. FolioDynamix provides its customers with leading-edge technology to attract and retain the best advisors, enable more effective business process management, accelerate client acquisition and gain visibility across all assets under management (AUM).

FolioDynamix’s customers, which include a variety of financial services organizations, such as brokerage firms, banks (trust and retail), large registered investment advisors (RIAs) and RIA networks and other fee-based managed account providers, access specified bundles of platform applications through the cloud on a periodic (usually multi-year) subscription basis; FolioDynamix sells the periodic subscriptions directly to its customers through its internal sales team.

FolioDynamix’s five largest customers in terms of revenue generation represented more than half of its revenue in 2014. Although a loss of one or more of these customers (most of which have been signed to long-term contracts through at least 2017) would have a negative impact on FolioDynamix’s financial results and condition, FolioDynamix does not have any customer the loss of which would have a materially adverse financial impact on our vertical cloud businesses as a whole.

ACTUA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following table summarizes the preliminary allocation of the consideration paid for FolioDynamix and the estimated fair value of the assets acquired and liabilities assumed.

(in thousands)
Consideration:
Cash consideration (including $0.7 million of working capital adjustment paid in 2015)	$ 201,699
Fair value of stock options of FolioDynamix	4,125
$ 205,824

Recognized amounts of identifiable assets acquired and liabilities assumed:
Financial assets	$ 9,324
Property, plant and equipment	1,581
Customer lists (10 year life)	23,300
Trademarks, trade names and domain names (5 year life)	8,100
Technology (8 year life)	15,200
Financial liabilities	(13,640)
Contingent consideration	(1,870)
Deferred tax liability	(1,585)
Total identifiable net assets	$ 40,410

Goodwill	165,414
$ 205,824

As a result of this transaction, we recognized $1.6 million of goodwill which is not deductible for tax purposes.  We do not expect any significant synergies between FolioDynamix and our other consolidated business however we will continue to evaluate areas capable of centralized activities, such as finance and legal functions.  We incurred $1.4 million in transaction costs associated with the FolioDynamix acquisition that were recorded as general and administrative expense during 2014.  The fair value adjustment to the historical deferred revenue reduced deferred revenue by approximately $6.0 million.  FolioDynamix contributed $3.8 million of revenue and $1.1 million of net income to our 2014 results.  See Subsection, “Pro forma information” of this Note 4 for further pro forma information on revenue, net income (loss) and net income (loss) per share.

Other Acquisitions

On August 8, 2014, MSDSonline acquired KMI for $10.3 million in cash, including working capital adjustments, and up to an additional $2.0 million earnout for certain performance measures. The fair value of the earnout was determined using a monte carlo simulation that resulted in a value of approximately $1.2 million at the acquisition date.  MSDSonline has allocated the purchase price to the acquired tangible and identifiable intangible assets and liabilities based upon their respective fair values at the date of acquisition.

On August 9, 2013, Bolt acquired Superior Access for $8.7 million in cash. Bolt has estimated the allocation of purchase price to the acquired tangible and identifiable intangible assets and liabilities based upon their respective estimated fair values at the date of acquisition.

On October 1, 2014, Bolt acquired certain assets of Ludwig for $2.1 million in cash. The acquisition was accounted for under the acquisition method. Bolt allocated the purchase price provisionally to the acquired tangible and identifiable intangible assets and liabilities based upon their respective fair values as of the date of acquisition.  Bolt expects to complete its purchase price allocation of Ludwig in the first quarter of 2015.

On December 17, 2014, GovDelivery acquired NuCivic for $5.4 million of value, consisting of $2.0 million in cash payments (including $0.6 million of deferred payment) and $3.4 million of GovDelivery equity value which represents approximately 2.5% of the Company.  The acquisition was accounted for under the acquisition method. GovDelivery has allocated the purchase price provisionally to the acquired tangible and identifiable intangible assets and liabilities based upon their respective fair values as of the date of acquisition.  GovDelivery expects to complete its purchase price allocation of NuCivic in the first quarter of 2015.

On March 30, 2012, Actua acquired 96% of the equity of MSDSonline. The acquisition was accounted for under the acquisition method. Actua located the purchase price to the acquired tangible and identifiable intangible assets and liabilities based upon their respective fair values as of the date of acquisition.

ACTUA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

On December 27, 2012, Actua acquired additional equity ownership interests in Bolt (then an equity method business) for consideration of $13.2 million, increasing Actua’s ownership interest in that business from 38% to 53%. Actua consolidated the financial position of Bolt as of the date the additional equity interests were acquired and accounted for the transaction as a business combination. Actua allocated the value of Bolt to its tangible and identifiable intangible assets and liabilities based upon their respective estimated fair values as of the date of acquisition. Additionally, Actua recorded a gain on the transaction of $25.5 million, representing the excess of Actua’s portion of the enterprise value of Bolt over its carrying value for its prior equity interest in Bolt as an equity method company. That gain is included in the line item “Other income (loss), net” in Actua’s Consolidated Statements of Operations for the year ended December 31, 2012. The primary valuation technique used to measure the acquisition date fair value of Bolt immediately before the business combination was the backsolve option-pricing method.

No other acquisitions occurred in 2014 or 2013 that were significant to Actua’s consolidated results.

The following table summarizes the preliminary allocation of the consideration paid for the 2014 and 2013 acquisitions and the estimated fair value of the assets acquired and liabilities assumed (in thousands):

Net assets acquired:	NuCivic	Ludwig	KMI	Superior Access
Goodwill	$1,257	$314	$6,735	$2,540
Customer lists (5-11 year life)	202	2,658	2,900	4,000
Trademarks, trade names and domain names (5-11 year life)	330	-	300	1,100
Technology (5 year life)	-	-	400	1,300
Non-compete agreement (5 year life)	14	164	-	-
Other net assets (liabilities)	197	-	1,165	(343)
	$2,000	$3,136	$11,500	$8,597

     Redeemable Noncontrolling Interest

Certain GovDelivery stockholders have the ability to require GovDelivery to redeem their shares in 2014 based on a fair value determination. Because that redemption is outside the control of GovDelivery, Actua has classified this noncontrolling interest outside of equity and will accrete to its estimated redemption value with an offset to additional paid-in capital. This noncontrolling interest is classified as “Redeemable noncontrolling interest” on Actua’s Consolidated Balance Sheets

Certain MSDSonline stockholders have the ability to require MSDSonline to redeem their shares beginning in 2015 and 2016 based on a fair value determination. Because that redemption is outside the control of MSDSonline, Actua has classified this noncontrolling interest outside of equity and will accrete to its estimated redemption value with an offset to additional paid-in capital. This noncontrolling interest is classified as “Redeemable noncontrolling interest” on Actua’s Consolidated Balance Sheets.

The following reconciles the activity related to the redeemable noncontrolling interest during the years ended December 31, 2014, 2013 and 2012 (in thousands):

Balance at December 31, 2011	$1,378
Redeemable noncontrolling interest portion of subsidiary net loss	(149)
Accretion to estimated redemption value	839
Acquisition of MSDSonline	1,309
Impact of subsidiary equity transactions	6
Balance at December 31, 2012	$3,383
Redeemable noncontrolling interest portion of subsidiary net loss	(105)
Accretion to estimated redemption value	1,088
Impact of subsidiary equity transactions	(924)
Balance at December 31, 2013	$3,442
Redeemable noncontrolling interest portion of subsidiary net income	72
Accretion to estimated redemption value	3,095
Impact of subsidiary equity transactions	(388)
Balance at December 31, 2014	$6,221

ACTUA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

 Other Consolidated Businesses Transactions

From time to time, Actua acquires additional equity ownership interests in its consolidated businesses. Purchasing equity ownership interests from a consolidated business’s existing shareholders results in an increase in Actua’s controlling interest in that business and a corresponding decrease in the noncontrolling interest ownership. Those transactions are accounted for as a decrease to “Noncontrolling Interest” and a decrease to “Additional paid-in capital” on Actua’s Consolidated Balance Sheets for the relevant period. During the year ended December 31, 2013, Actua paid $11.0 million and $3.0 million to the noncontrolling interest holders of Bolt and GovDelivery, respectively, to purchase equity interests in those companies. Actua may also acquire additional equity ownership interests in its consolidated businesses as a result of share issuances by those companies or may be diluted by such share issuances. An issuance of equity securities by a consolidated business that results in a decrease in Actua’s equity ownership interests is accounted for in accordance with the policy for “Principles of Accounting for Ownership Interests” described in Note 2, “Significant Accounting Policies.” Other changes to Actua’s equity ownership interests in its consolidated businesses, as well as equity-based compensation award activity at those businesses, also result in adjustments to “Additional paid-in capital” and “Noncontrolling Interest” on Actua’s Consolidated Balance Sheets. The impact of any equity-related transactions at Actua’s consolidated businesses is included in the line item “Impact of subsidiary equity transactions” on Actua’s Consolidated Statements of Changes in Equity. The impact of these changes to the noncontrolling interest are also included in the line item “Impact of subsidiary equity transactions” on Actua’s Consolidated Statements of Changes in Equity for the years ended 2014, 2013 and 2012. These amounts primarily relate to Actua’s acquisition of additional equity ownership interests in our consolidated businesses from noncontrolling interests, as well as the impact of Actua’s consolidation of Bolt and CIML in 2012 on the noncontrolling interest.

Pro Forma Information (Unaudited)

The information in the following table represents revenue, net income (loss) attributable to Actua and net income (loss) per diluted share attributable to Actua for the relative periods, had Actua consolidated FolioDynamix, NuCivic, KMI, Ludwig and Superior Access in each of those periods (in thousands, except per share data).

	Year Ended December 31,
	2014	2013
Revenue	$119,071	$90,561
Net income (loss) from continuing operations attributable to Actua Corporation	$(41,295)	$(35,439)
Net income (loss) from continuing operations per basic and diluted share attributable to Actua Corporation	$(1.11)	$(0.97)

Included in the pro forma amount above, are amounts associated with our significant acquisition, FolioDynamix, which contributed $30.0 million of revenue and $1.5 million of net income and $0.04 of net income (loss) per share to our 2014 results.  FolioDynamix, contributed $19.8 million of revenue and $(3.2) million of net income (loss) and $(0.90) of net income (loss) per share to our 2013 results.  See Subsection, “Pro forma information” of this Note 4 for further pro forma information on revenue, net income (loss) and net income (loss) per share.

The information in the following table represents revenue, net income (loss) attributable to Actua and net income (loss) per diluted share attributable to Actua for the relative periods, had Actua consolidated MSDSonline and Bolt (including Bolt’s acquisition of Superior Access) in each of those periods (in thousands, except per share data).

Year Ended December 31,
	2013	2012
Revenue	$ 65,995	$ 47,265
Net income (loss) from continuing operations attributable to Actua Corporation	$ (25,591)	$ 10,134
Net income (loss) from continuing operations per basic and diluted share attributable to Actua Corporation	$ (0.70)	$ 0.28

Separate Financial Statements of Subsidiary not Consolidated

The following is summarized financial information for Bolt (then Seapass Solutions, Inc.), which was consolidated by Actua as of December 27, 2012, for the year ended December 31, 2012.  Prior to such consolidation, Actua held a 38% equity ownership interest in the business for the year ended December 31, 2012, respectively, and accounted for this ownership interest under the equity method

ACTUA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

of accounting.  The following summarized information is based upon that businesses financial statements, which have been prepared in conformity with GAAP and require estimates and assumptions that affect the amounts reported.  Actual results could materially differ from those estimates.

December 31, 2012
(in thousands)
Total Assets	$ 11,705
Total Liabilities	$ 16,759
Total Stockholders' Equity	$ (5,054)

December 31, 2012
(in thousands)
Revenue	$ 6,518
Expenses	$ (18,245)
Net loss	$ (11,727)

ACTUA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

5. Discontinued Operations

During the year ended December 31, 2013, three of Actua’s consolidated subsidiaries were sold: InvestorForce, Channel Intelligence and Procurian.  Actua did not sell any subsidiaries during 2014 but did receive escrow proceeds associated with the 2013 sales, as described in the paragraphs below.

On January 29, 2013, InvestorForce was sold to MSCI for $23.6 million in cash. Actua’s proceeds from the sale were $20.8 million, a portion of which was being held in escrow, subject to potential indemnification claims. Actua recorded a gain of $15.7 million related to the transaction; that gain is included in the line item “Income (loss) from discontinued operations, including gain on sale, net of tax” on Actua’s Consolidated Statements of Operations for the year ended December 31, 2013. During the year ended December 31, 2014, Actua recognized a gain of $2.1 million related to the release of escrowed proceeds from the sale of InvestorForce. That gain is included in the line item “Income (loss) from discontinued operations, including gain on sale, net of tax” in Actua’s Consolidated Statements of Operations for the year ended December 31, 2014.

On February 20, 2013, Channel Intelligence was sold to Google for $125.0 million in cash. Actua realized $60.5 million in the transaction, a portion of which was being held in escrow, subject to potential indemnification claims. Actua recorded a gain of $17.8 million related to the transaction; that gain is included in the line item “Income (loss) from discontinued operations, including gain on sale, net of tax” on Actua’s Consolidated Statements of Operations for the year ended December 31, 2013.  During the year ended December 31, 2014, Actua recognized a gain of $5.8 million related to the release of escrow proceeds from the sale of Channel Intelligence. That gain is included in the line item “Income (loss) from discontinued operations, including gain on sale, net of tax” in Actua’s Consolidated Statement of Operations for the year ended December 31, 2014.

On December 4, 2013, Procurian was sold to an affiliate of Accenture for $375.0 million in cash. Actua realized $327.8 million in the transaction, a portion of which is being held in escrow, subject to potential indemnification claims. Actua recorded a gain of $224.9 million related to the transaction; that gain is included in the line item “Income (loss) from discontinued operations, including gain on sale, net of tax” on Actua’s Consolidated Statements of Operations for the year ended December 31, 2013.  During the year ended December 31, 2014, Actua recognized a gain of $16.2 million related to the release of escrow proceeds from the sale of Procurian. That gain is included in the line item “Income (loss) from discontinued operations, including gain on sale, net of tax” in Actua’s Consolidated Statement of Operations for the year ended December 31, 2014.

InvestorForce, Channel Intelligence and Procurian have been accounted for as discontinued operations. The results of operations and cash flows of these businesses have been reclassified from the results of continuing operations and are shown separately on Actua’s Consolidated Statements of Operations and Actua’s Consolidated Statements of Cash Flows for all relevant periods presented. The assets and liabilities of these discontinued operations have been reclassified and are reflected in the line items “Assets of discontinued operations” and “Liabilities of discontinued operations” on Actua’s Consolidated Balance Sheets as of December 31, 2012. Consistent with Actua’s policy election, Actua’s proceeds from these transactions are reflected in cash flows provided by investing activities from continuing operations on Actua’s Consolidated Statement of Cash Flows for the years ended December 31, 2013 and 2012. The results of Actua’s discontinued operations are summarized below (in millions):

	InvestorForce	Channel Intelligence	Procurian
Year ended December 31, 2013
Revenue (through date of respective sale)	$0.8	$3.1	$127.1
Actua Corporation’s share of net income (loss) (through date of respective sale)	$(0.5)	$(2.9)	$0.1

	InvestorForce	Channel Intelligence	Procurian
Year ended December 31, 2012
Revenue (through date of respective sale)	$8.6	$11.1	$140.0
Actua Corporation’s share of net income (loss) (through date of respective sale)	$(1.4)	$(1.8)	$8.4

Income tax expense of $10.1 million and income tax expense of $20.4 million and an income tax benefit of $5.1 million is included in the line item “Income (loss) from discontinued operations, including gain on sale, net of tax” on Actua’s Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012, respectively.

ACTUA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

During the year ended December 31, 2014, Actua recognized a loss of $1.2 million which also included in the 2014 amount noted above related to the payment of Procurian’s 2013 federal consolidated tax return.

6. Fixed Assets

Fixed assets consist of the following (in thousands):

		As of December 31,
	Useful Life	2014	2013
Computer equipment and software, office equipment and furniture	3-7 years	$20,078	$12,510
Leasehold improvements	3-6 years	1,626	842
		21,704	13,352
Less: accumulated depreciation		(13,757)	(7,512)
		$7,947	$5,840

Depreciation expense for the years ended December 31, 2014, 2013 and 2012 was $3.6 million, $3.4 million and $1.7 million, respectively. Actua uses the straight line method of depreciation.

ACTUA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

7. Equity and Cost Method Businesses

Equity Method Businesses

The following unaudited summarized financial information relates to Actua’s businesses accounted for under the equity method of accounting as of December 31, 2014 and 2013. This aggregate information has been compiled from the financial statements of those businesses. Balance Sheets (Unaudited)

	December 31,	December 31,
	2014 (2)	2013 (1)
	(in thousands)
Cash and cash equivalents	$4,487	$5,909
Other current assets	966	2,002
Non-current assets	51	399
Total assets	$5,504	$8,310
Current liabilities	$9,411	$11,085
Non-current liabilities	57	65
Long-term debt	-	-
Stockholders' deficit	(3,964)	(2,840)
Total liabilities and stockholders' deficit	$5,504	$8,310
Total carrying value	$-	$775

(1)	Includes (Actua voting ownership): Acquirgy (25%).
(2)	Includes (Actua voting ownership): Acquirgy (25%) and CIML (38%).

As of December 31, 2013, Actua’s aggregate carrying value in its equity method businesses exceeded Actua’s share of the net assets of those businesses by $1.3 million. Of this excess, $0.6 million is allocated to goodwill, which is not amortized, and $0.7 million is allocated to intangibles, which are generally being amortized over five years. Amortization expense associated with those intangibles for the years ended December 31, 2014, 2013 and 2012 was $0.1 million, $0.2 million and $1.2 million, respectively; that amortization expense is included in the table below in the line item “Amortization of intangible assets” and is included in the line item “Equity loss” on Actua’s Consolidated Statements of Operations.

Results of Operations (Unaudited)

	Year Ended December 31,
	2014 (1)	2013 (2)	2012
	(in thousands)
Revenue	$8,763	$48,316	$89,958
Net income (loss)	$(1,110)	$(9,238)	$(20,159)
Equity income (loss) excluding impairments and amortization of intangible assets	$(632)	$(2,798)	$(7,518)
Amortization of intangible assets	(144)	(165)	(1,154)
Total equity income (loss)	$(776)	$(2,963)	$(8,672)

(1)	Includes Acquirgy and CIML (through September 30, 2014, the date of disposition).
(2)	Includes Acquirgy, CIML, Freeborders (through October 18, 2013, the date of disposition) and WhiteFence (through October 28, 2013, the date of disposition).
(3)

Includes Acquirgy, Bolt (through December 27, 2012, the date of consolidation), CIML (through July 11, 2012, the date of consolidation), Freeborders, GoIndustry (through July 5, 2012, the date of disposition) and WhiteFence.

Cost Method Businesses

Actua’s carrying value of its holdings in cost method businesses was $17.7 million and $20.4 million as of December 31, 2014 and 2013, respectively. Those amounts are reflected in the line item “Equity and cost method businesses” on Actua’s Consolidated Balance Sheets as of the relevant dates.

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

Marketable Securities

Marketable securities represent Actua’s holdings of publicly-traded equity securities and are accounted for as available-for-sale securities. During the year ended December 31, 2012, Actua received, and subsequently sold, publicly-traded equity securities that it has accounted for as marketable securities. Actua did not hold any marketable securities as of December 31, 2014 and 2013, respectively.

Impairments

Actua performs ongoing business reviews of its equity and cost method businesses to determine whether Actua’s carrying value in those businesses is impaired. Actua determined its carrying value in its equity and cost method businesses was not impaired during the years ended December 31, 2014, 2013 and 2012.

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

The fair value hierarchy of Actua’s financial assets measured at fair value on a recurring basis was as follows (in thousands):

	Asset at	Valuation Technique
	December 31, 2014	(Approach)	Level 1	Level 2	Level 3
Cash equivalents (money market accounts)	$77,935	Market	$77,935	$-	$-
	$77,935		$77,935	$-	$-

	Liability at	Valuation Technique
	December 31, 2014	(Approach)	Level 1	Level 2	Level 3
Acquisition Contingent Consideration Obligations	$3,320	Income	$-	$-	$3,320
	$3,320		$-	$-	$3,320

ACTUA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	Asset at	Valuation Technique
	December 31, 2013	(Approach)	Level 1	Level 2	Level 3
Cash equivalents (money market accounts and commercial paper investments)	$325,652	Market	$325,652	$-	$-
	$325,652		$325,652	$-	$-

During the year ended December 31, 2014, three contingent consideration obligations occurred for Actua.  One was in relation to MSDSonline’s acquisition of KMI where a contingent consideration obligation, in the form of an earn-out, was a component of the MSDSonline’s purchase price for KMI.  Two were in relation to Actua’s acquisition of FolioDynamix where Actua inherited two legacy contingent consideration obligations from prior acquisitions of FolioDynamix.  In aggregate, these three obligations were fair valued on respective dates of acquisitions using monte carlo simulation models that produced results that totaled $3.3 million.  Although the range of these contingent consideration obligations could range from $1.5 million to $5.5 million, there has been little change in value through December 31, 2014, with a value still approximating $3.3 million.  Two of these contingent consideration obligations are short term as they will expire in 2015 and one is long term as it will expire in 2016.

During the year ended December 31, 2012, GovDelivery determined that the estimated fair value of its acquisition contingent consideration obligations had changed with respect to a prior acquisition. The contingent consideration liability had an estimated fair value of $0.7 million, which was determined at the acquisition date, and was written down to the current estimated fair value of zero which resulted in a gain of $0.7 million that is included in “Impairment related and other” on Actua’s Consolidated Statements of Operations. In conjunction with this determination, GovDelivery also performed an impairment analysis of intangible assets and goodwill that were recorded related to the acquisition. See Note 3, “Goodwill and Intangibles, net.”

The carrying value of certain of Actua’s other financial instruments, including accounts receivable and accounts payable approximates fair value due to the short-term nature of those instruments. The fair value of Actua’s long-term debt is based on assumptions concerning the amount and timing of estimated future cash flows and assumed risk-adjusted discount rates. See Note 9, “Debt” for further discussion. Actua’s non-financial assets measured on a non-recurring basis using the market approach were as follows (in thousands):

	As of December 31,
	2014	2013
Significant unobservable inputs (Level 3):
Goodwill (annual impairment assessment)	$264,186	$90,466
Acquired intangible assets (periodic assessment, as necessary)	102,325	58,755
	$366,511	$149,221

9. Debt

Long-Term Debt

Actua’s long-term debt as of December 31, 2014 and 2013 consisted of the following:

	Interest	As of December 31,
	Rates	2014	2013
		(in thousands)
Term loans and lines of credit	5.5%-11.65%	$500	$11,910
Current maturities		(500)	(5,902)
Long-term debt		$-	$6,008

Loan and Credit Agreements

On April 13, 2011, Bolt entered into an agreement with Horizon Technology Finance Corporation (“Horizon”) that provided for a loan in the amount of $5.0 million. That loan was subject to an interest rate of 11.75% and initially matured on November 1, 2014. On

ACTUA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

October 26, 2012, Bolt entered into an additional agreement with Horizon that provided for the repayment of the original $5.0 million loan and the issuance of two $5.0 million in borrowings, both subject to a stated interest rate of 11.65%. Principal and interest payments related to these loans are payable monthly (interest only payments were payable monthly for the first twelve months).   As of December 31, 2014 and 2013, zero and $9.7 million, respectively, was outstanding under those loan agreements and are included in the line item “Term loans and lines of credit” in the table above. In June 2014, the loans including certain prepayment fees and financing charges, were paid in full.

On August 9, 2013, as part of a debt financing, Bolt entered into certain debt agreements with Neurone II Investments G.P. Ltd. (“Neurone”). Those agreements provide for a term loan of $0.5 million that is subject to an interest rate of 8.0% and matures on August 9, 2014 with options which have extended the maturity date to August 9, 2015. The loan fair value has a fair value as of both December 31, 2014 and 2013 of $0.5 million, which is included in the line item “Term loans and lines of credit” in the table above. The loan matures in August 2015 and is included in the line item Current maturities of long term debt on the Consolidated Balance Sheets.

On November 30, 2012, GovDelivery entered into loan agreements with Venture Bank that provided for a $2.0 million revolving credit facility that matured on November 30, 2013, and a $2.5 million term loan that matures on November 30, 2017, in order to fund GovDelivery’s 2013 initiatives of replacing existing equipment and expanding the company’s data centers.  There was no amount outstanding under the line of credit as of December 31, 2014 and $2.2 million was outstanding under the term loan as of December 31, 2013. The term loan had a fair value as of December 31, 2013 of $2.2 million.  The amount outstanding as of December 31, 2013 is included in the line item “Term loans and lines of credit” in the table above. In January 2014, GovDelivery repaid the term loan; accordingly, the $2.2 million outstanding balance as of December 31, 2013 was included in the line item “Current maturities of long term debt” on Actua’s Consolidated Balance Sheets as of December 31, 2013.

10. Actua Corporation’s Stockholders’ Equity

Holders of Actua’s Common Stock are entitled to one vote per share and are entitled to dividends as declared. No cash dividends have been declared to date, and Actua does not intend to pay cash dividends in the foreseeable future.

Actua may establish one or more classes or series of preferred stock. The holders of the preferred stock may be entitled to preferences over common stockholders with respect to dividends, liquidation, dissolution, or winding up of Actua, as established by Actua’s Board of Directors. As of December 31, 2014 and 2013, 10,000,000 shares of preferred stock were authorized; none of these shares have been issued, and Actua does not have any plan to issue any of those shares in the foreseeable future.

ACTUA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

11. Treasury Stock

In accordance with Actua’s share repurchase program, Actua has been authorized to repurchase, from time to time, shares of Common Stock in the open market, in privately negotiated transactions or pursuant to trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act. The program was adopted in 2008 and was most recently expanded to allow for the repurchase of up to $150.0 million of shares of our Common Stock. During the years ended December 31, 2014 and 2013, Actua repurchased 773,635 shares and 906,285 shares, respectively, of its Common Stock. Those shares were repurchased at an average stock price of $16.52 per share and $13.23 per share during the annual periods ended December 31, 2014 and 2013, respectively. Since commencement of this program, Actua has repurchased a total of 5,989,849 shares of Common Stock at an average purchase price of $9.23 per share. As of the date of this Report, Actua may repurchase an additional $94.7 million of its Common Stock under this program. All repurchases are reflected in the line item “Treasury stock, at cost” as a reduction of Stockholders’ Equity in Actua’s Consolidated Balance Sheets in the relevant periods.

12. Equity-Based Compensation

As of December 31, 2014, equity-based compensation awards may be granted to Actua employees, directors and consultants under Actua’s 2005 Omnibus Equity Compensation Plan, as such has been amended from time to time (the “Plan”). Generally, the grants vest over a period from one to four years and expire eight to ten years after the grant date. As of December 31, 2014, Actua had 1,893,678 shares of Common Stock reserved under the Plan for possible future issuance. Most businesses in which Actua holds equity ownership interests also maintain their own equity incentive/compensation plans.

Actua issues the following types of equity-based compensation to its employees and non-employee directors: (1) stock appreciation rights (SARs), (2) stock options, (3) restricted stock (subject to time/service based performance-based or market-based conditions) and (4) deferred stock units (DSUs). Actua’s grants of equity-based compensation are approved by the Compensation Committee of its Board of Directors or the Board of Directors. Actua recognizes expense associated with its service-based equity-based compensation awards on a straight-line basis over the requisite service period for the entire award. The following table summarizes the equity-based compensation recognized in the respective periods; that equity-based compensation is included in operating expenses, primarily in the line item “General and administrative” on Actua’s Consolidated Statements of Operations.

Equity-based compensation (in thousands) by expense line item on Actua’s Consolidated Statements of Operations:

	Year Ended December 31,
	2014	2013	2012
Cost of revenue	$ 76	$ 63	$ 7
Sales and marketing	160	156	18
General and administrative	23,509	6,081	6,195
Research and development	144	111	16
Total Equity-Based Compensation	$ 23,889	$ 6,411	$ 6,236

Equity-based compensation (in thousands, except weighted average years) by type of award:

	Year Ended December 31,			Unrecognized Equity- Based Compensation as of	Weighted Average Years Remaining of Equity-Based Compensation as of
	2014	2013	2012	December 31, 2014	December 31, 2014
SARs	$792	$2,377	$2,488	$519	1.34
Restricted Stock	21,818	2,958	2,871	37,780	2.42
DSUs	444	377	419	17	0.04
	23,054	5,712	5,778	38,316
Equity-Based Compensation for Consolidated Businesses	835	699	458	1,899	1.63
Total Equity-Based Compensation	$23,889	$6,411	$6,236	$40,215

ACTUA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

SARs

Each SAR represents the right of the holder to receive, upon exercise of that SAR, shares of Actua Common Stock equal to the amount by which the fair market value of a share of that Common Stock on the date of exercise of the SAR exceeds the base price of the SAR. The base price is determined by the NASDAQ closing price of Actua’s Common Stock on the date of grant (or the closing price on the next trading day if there are no trades in Actua’s stock on the date of grant). The fair value of each SAR is estimated on the grant date using the Black-Scholes option-pricing model. SARs generally vest over four years, with 25% vesting on the first anniversary of the grant date, and the remaining 75% vesting ratably each month over the subsequent 36 months.

Activity with respect to SARs during the years ended December 31, 2014, 2013 and 2012 was as follows:

	Number of SARs	Weighted Average Base Price	Weighted Average Fair Value
Outstanding as of December 31, 2011	4,147,391	$7.71	$4.54
Granted	260,125	$9.25	$4.90
Exercised (1)	(54,873)	$7.89	$4.65
Forfeited	(1,598)	$10.54	$5.83
Cancelled	(12,795)	$6.70	$3.93
Outstanding as of December 31, 2012	4,338,250	$7.80	$4.56
Granted	2,500	$16.19	$9.83
Exercised (1)	(3,045,700)	$14.42	$8.64
Forfeited	(62,242)	$10.25	$5.51
Outstanding as of December 31, 2013	1,232,808	$8.86	$4.99
Granted	500	$17.31	$9.48
Exercised (1)	(679,606)	$7.35	$3.60
Forfeited	(5,220)	$10.14	$5.43
Outstanding as of December 31, 2014	548,482	$10.62	$5.79

(1)

The exercise of SARs listed in this table resulted in the issuance of 253,853 shares, 992,390 shares and 9,818 shares of Actua’s Common Stock during the years ended December 31, 2014, 2013 and 2012, respectively.

The following table summarizes information about SARs outstanding as of December 31, 2014:

Grant Price	Number of SARs Outstanding	Number of SARs Exercisable	Weighted Average Remaining Contractual Life of SARs Outstanding (in years)	Aggregate Intrinsic Value of SARs Outstanding as of Dec. 31, 2014 (in thousands)
$6.70-$8.76	73,311	73,311	3.93	$774
$9.25-$9.84	172,499	100,354	7.46	$1,590
$11.69-$17.31	302,672	271,573	6.13	$1,941
	548,482	445,238		$4,305

As of December 31, 2014, 2013 and 2012, there were 445,238 SARs, 966,045 SARs and 3,468,805 SARs exercisable, respectively, at a weighted average base price of $10.72 per share, $8.50 per share and $7.53 per share, respectively, under the Plan. As of December 31, 2014, Actua expects an additional 103,244 SARs to vest in the future.

Stock Options

The fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model. Stock options generally vest ratably over four years: 25% vest on the first anniversary of the grant date, and the remaining 75% vest ratably on a monthly basis over the subsequent 36 months.

ACTUA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Activity with respect to stock options during the years ended December 31, 2014, 2013 and 2012 was as follows:

	Number of Options	Weighted Average Base Price	Weighted Average Fair Value
Outstanding as of December 31, 2011	183,208	$6.25	$4.97
Exercised (1)	(173,208)	$6.03	$4.83
Forfeited	(21)	$8.41	$4.96
Cancelled	(8,229)	$10.62	$8.16
Outstanding as of December 31, 2012	1,750	$6.91	$4.14
Exercised (1)	(1,500)	$7.34	$4.42
Outstanding as of December 31, 2013	250	$4.30	$2.47
Exercised, forfeited, cancelled	-	$-	$-
Outstanding as of December 31, 2014	250	$4.30	$2.47

(1)	Actua received cash of less than $0.1 million and $1.0 million related to stock options exercised during the years ended December 31, 2013 and 2012.

As of December 31, 2014, there were 250, 250 and 1,729 stock options exercisable at a weighted average exercise price of $4.30, $4.30 and $6.94 per share, respectively, under the Plan. The weighted average remaining contractual life of the stock options outstanding as of December 31, 2014 was 4.3 years; the aggregate intrinsic value of those stock options as of December 31, 2014 was de minimis.

SARs and Stock Options Fair Value Assumptions

Actua estimates the grant date fair value of SARs and stock options using the Black-Scholes option-pricing model, which requires the input of highly subjective assumptions. Those assumptions include estimating the expected life of the award and estimating volatility of Actua’s stock price over the expected term. Expected volatility approximates the historical volatility of Actua’s Common Stock over the period commensurate with the expected term of the award. The expected term calculation is based on an average of the award vesting term and the life of the award. We have, due to insufficient historical data, used the simplified method to determine the expected life of all SARs and stock options granted under our equity incentive plan from the inception of the plan in 2005 through December 31, 2013. We also used the simplified method to calculate the expected term for the de minimis (500) SARs granted in 2014.  Actua believes that it now has sufficient historical data to calculate an expected term for SARs and stock options granted in the future.  The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for an instrument with a maturity that is commensurate with the expected term of the award. Changes in the above assumptions, the estimated forfeitures and/or the requisite service period can materially affect the amount of equity-based compensation recognized on Actua’s Consolidated Statements of Operations.

The following assumptions were used to determine the fair value of SARs granted to employees and a non-management director by Actua during the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
Expected volatility	56%	56%	56%
Average expected life of SAR (in years) (a)	6.25	6.25	6.25
Risk-free interest rate	2.12%	1.86%	0.92%
Dividend yield	0%	0%	0%

(a)

We have, due to insufficient historical data, used the simplified method.  We believe that we have enough historical data to calculate an expected term for Actua SARs and stock options granted in the future.

Restricted Stock

Actua periodically issues shares of restricted stock to its employees and non-management directors. Recipients of restricted stock do not pay cash consideration for the shares and have the right to vote all shares subject to the grant. Any cash dividends paid by Actua in respect of unvested restricted stock would be paid to the holders of outstanding restricted stock at the same time as cash dividends are paid to common stockholders, and any dividends paid by Actua in stock or other property in respect of unvested restricted stock would be paid to the holders of outstanding restricted stock subject to the same terms and conditions related to vesting, forfeiture and non-transferability as the underlying restricted stock. As of December 31, 2014, issued and unvested shares of restricted stock granted to

ACTUA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Actua’s employees vest as follows: (1) 1,496,235 shares of restricted stock vest 25% each year over a four-year period, (2) 32,060 shares of restricted stock vest 12.5% on the nine-month anniversary of the grant date, and the remaining 87.5% every six months subsequent to the first vesting date, (3) 91,666 shares of restricted stock vest in six-month increments each May and November through November 2015, (4) 403,448 shares of restricted stock vest upon the achievement of certain performance goals, as discussed below and (5) 1,694,366 shares of restricted stock vest upon the achievement of certain market conditions, as discussed below. Additionally, as of December 31, 2014, 37,500 shares of restricted stock granted to Actua’s non-management directors vest on the one-year anniversary of the grant date, as discussed below.

During the year ended December 31, 2014, in lieu of any right to receive 100% of their respective target bonus amounts under the Actua 2014 Performance Plan (the “2014 Performance Plan”) in cash, senior Actua employees, including Actua’s executive officers, were issued a total of 158,942 shares of restricted stock (the “2014 Performance Shares”) (determined based on the value of their respective individual target bonuses under the 2014 Performance Plan and the closing price of Actua’s Common Stock of $20.33 per share on February 28, 2014, the date of the restricted stock grant). If and to the extent that an individual’s achievement percentage under the 2014 Performance Plan (1) is greater than or equal to 100%, all of that employee’s 2014 Performance Shares vest or (2) is greater than 0% but less than 100%, a portion of that employee’s 2014 Performance Shares will vest, as determined by the Compensation Committee of Actua’s Board of Directors. All of the 158,942 performance-based restricted stock awards are vested during the first quarter of 2015.

During the year ended December 31, 2013, in lieu of their right to receive 50% of their respective target bonus amounts under the Actua 2013 Performance Plan (the “2013 Performance Plan”) in cash, senior Actua employees, including each of Actua’s executive officers, were issued a total of 130,440 shares of restricted stock (the “2013 Performance Shares”) (determined based on the value of 50% of their respective individual target bonuses under the Performance Plan and the closing price of Actua’s common stock of $13.09 per share on March 1, 2013, the date of the restricted stock grant). If and to the extent that an individual’s achievement percentage under the Performance Plan (1) was greater than or equal to 50%, all of that employee’s Performance Shares would have vested or (2) was greater than 0% but less than 50%, a portion of that employee’s Performance Shares equal to two times the achievement percentage would have vested. All of the 2013 Performance Shares vested during the first quarter of 2014.

As of December 31, 2014, outstanding shares of restricted stock granted to Actua’s Chief Executive Officer and Actua’s President during 2011 vest as follows: (1) 91,666 shares of restricted stock vest in equal installments in May and November 2015, and (2) 366,666 shares of restricted stock vest based on stipulated market thresholds related to Actua’s Common Stock price through December 31, 2015. During the year ended December 31, 2014, in light of the sale of Procurian in 2013 and the resulting improbability of the achievement of the 366,666 performance-based awards that were initially included in that grant, both Actua’s Chief Executive Officer and Actua’s President elected to forfeit those shares of restricted stock. Actua reversed previously-recorded equity compensation cost related to those awards in the amount of $1.5 million during the year ended December 31, 2013. That equity compensation cost had been recognized as follows: $0.4 million, $0.9 million and $0.2 million was recognized during the years ended December 31, 2013, 2012 and 2011, respectively. In the event of a change of control (as defined by the Plan) before December 31, 2015, all of the shares contingent upon the achievement of the stock price metrics set forth in the 2011 grants would automatically vest, and any unrecognized equity-based compensation expense associated with those awards would be immediately recognized. Additionally, in the event of a change of control in connection with which Actua’s Chief Executive Officer and Actua’s President are terminated, any remaining service-based awards set forth in the 2011 grants would automatically vest, and any unrecognized equity-based compensation expense associated with those awards would be immediately recognized.

During the year ended December 31, 2014, 2,782,000 shares of restricted stock were granted to employees of Actua and its businesses, including Actua’s executive officers.  Of those shares, 1,500 shares of restricted stock were forfeited prior to December 31, 2014. The remaining awards vest as follows: (1) 1,452,800 shares of restricted stock vest in equal installments on February 28th of 2015, 2016, 2017 and 2018 and (2) 1,327,700 shares of restricted stock vest based on stipulated market thresholds related to Actua’s Common stock price through February 28, 2018. The vesting of the market-based shares is contingent upon the 45-trading day volume-weighted average price (“VWAP”) of Actua’s Common Stock meeting or exceeding specified 45-trading day VWAP targets ($28.07, $30.16, $32.38 and $34.71) on or before February 28, 2018, with 25% of the shares vesting on the first business day following achievement of each of the targets.  If any of the VWAP targets related to the shares granted during the first quarter of 2014 is achieved (1) on or prior to February 28, 2015, 50% of the shares that would have vested upon achieving the VWAP target will instead vest on the one-year anniversary of the grant, and the remaining 50% of the shares that would have vested upon achieving the VWAP target will instead vest on February 28, 2016, or (2) between March 1, 2015 and February 28, 2016, 50% of the applicable shares will vest on the date of achievement of the VWAP target, and the remaining 50% of the shares that would have vested upon achieving the VWAP target will instead vest on February 28, 2016. If any of the VWAP targets related to the shares granted during the second quarter of 2014 is achieved (1) on or prior to April 4, 2015, 50% of the shares that would have vested upon achieving the VWAP target will instead vest on the one-year anniversary of the grant, and the remaining 50% of the shares that would have vested upon achieving the VWAP target will instead vest on February 28, 2016, or (2) between April 5, 2015 and February 28, 2016, 50% of

ACTUA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

the applicable shares will vest on the date of achievement of the VWAP target, and the remaining 50% of the shares that would have vested upon achieving the VWAP target will instead vest on February 28, 2016.  The unamortized equity-based compensation as of December 31, 2014 related to these service and market based awards was $32.9 million and will be recognized as follows: $16.2 million in 2015, $8.1 million in 2016, $7.4 million in 2017 and $1.2 million in the first quarter of 2018. To the extent the VWAP targets are achieved prior to Actua’s recognition of the full amount of related equity-based compensation costs, any related unamortized equity-based compensation expense would be immediately recognized, provided that the respective service conditions have been met.

During the year ended December 31, 2014, 244,506 shares of restricted stock were granted to certain Actua employees based on certain performance metrics for one of Actua’s consolidated businesses for 2014 and 2015.  These awards will vest to the extent the performance metrics are achieved in each year with a maximum vesting of 100,247 shares in the first quarter of 2015 and a maximum vesting of 144,259 shares in the first quarter of 2016.  To the extent the performance metrics are not met against each year’s measurements, the restricted shares will lapse unvested.  Actua expects 56,587 shares to vest related to 2014 performance in the first quarter of 2015 and approximately 97,000 shares to vest related to 2015 performance in the first quarter of 2016.

During the years ended December 31, 2014, 2013 and 2012, Actua granted 37,500 shares, 30,750 shares and 18,750 shares, respectively, of restricted stock under Actua’s Amended and Restated Non-Management Director Compensation Plan (the “Director Plan”), which are included in the table below. See “Non-Management Director Equity-Based Compensation” in this Note 12, “Equity-Based Compensation” for additional details related to vesting.

Share activity with respect to restricted stock awards during the years ended December 31, 2014, 2013 and 2012 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Issued and unvested as of December 31, 2011	1,225,785	$9.12
Granted	116,973	$9.11
Vested	(124,920)	$10.01
Forfeited	(375)	$12.15
Issued and unvested as of December 31, 2012	1,217,463	$9.03
Granted	183,190	$13.35
Vested	(202,689)	$10.02
Forfeited	(12,893)	$10.55
Issued and unvested as of December 31, 2013	1,185,071	$9.52
Granted	3,239,948	$17.22
Vested	(299,703)	$11.76
Forfeited	(370,041)	$9.96
Issued and unvested as of December 31, 2014	3,755,275	$15.94

The total aggregate fair value of restricted stock awards that vested and were converted to Actua’s Common Stock during the years ended December 31, 2014, 2013 and 2012 was $5.9 million, $2.6 million and $1.3 million, respectively. During the years ended December 31, 2014, 2013 and 2012, 93,115 shares, 46,616 shares and 39,817 shares, respectively, were surrendered for satisfying withholding taxes. As of December 31, 2014, Actua expects 3,664,278 shares of restricted stock to vest in the future.

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

ACTUA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Share activity with respect to the annual DSU awards for the years ended December 31, 2014, 2013 and 2012 are as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Issued and unvested as of December 31, 2011	52,500	$13.32
Granted	41,250	$8.40
Vested	(52,500)	$13.32
Issued and unvested as of December 31, 2012	41,250	$8.40
Granted	29,250	$13.09
Vested	(41,250)	$8.40
Issued and unvested as of December 31, 2013	29,250	$13.09
Granted	22,500	$17.63
Vested	(29,250)	$13.09
Issued and unvested as of December 31, 2014	22,500	$17.63

As of December 31, 2014, Actua expects 22,500 unvested DSUs related to the annual grant program under the Director Plan to vest in the future.

Through 2014, each non-management director was also entitled to receive quarterly cash payments for his service on the Board of Directors and its committees, as applicable, under the Director Plan. Each director had the right to elect to receive DSUs in lieu of all or a portion of those cash fees. Each participating director received DSUs representing shares of Actua’s Common Stock with a fair market value equal to the relevant cash fees (with such fair market value determined by reference to the closing Common Stock price reported by NASDAQ on the date these cash fees otherwise would have been paid). DSUs received in lieu of cash fees were fully vested at the time they are granted and are to be settled in shares of Actua’s Common Stock upon the termination of the recipient’s service at Actua. The expense for those DSUs is recorded when the fees to which the DSUs relate are earned and is included in the line item “general and administrative” on Actua’s Consolidated Statements of Operations (but is not reflected in the summarized Equity-Based Compensation table above).

Share activity with respect to periodically-issued DSUs for the years ended December 31, 2014, 2013 and 2012 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Issued and unvested as of December 31, 2011	-	$-
Granted	32,923	$9.42
Vested	(32,923)	$9.42
Issued and unvested as of December 31, 2012	-	$-
Granted	30,540	$12.30
Vested	(30,540)	$12.30
Issued and unvested as of December 31, 2013	-	$-
Granted	18,790	$18.56
Vested	(18,790)	$18.56
Issued and unvested as of December 31, 2014	-	$-

Expense associated with the DSUs periodically issued in lieu of cash for the years ended December 31, 2014, 2013 and 2012 was $0.3 million, $0.4 million and $0.4 million, respectively.

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

ACTUA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

13. Other Income (Loss), net

Other Income (Loss), net

Other income (loss), net consists of the effect of transactions and other events relating to Actua’s ownership interests and its operations in general, and, for the years ended December 31, 2014, 2013 and 2012, is comprised of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Gain on fair value of prior equity interests	$-	$-	$51,668
Gain (loss) on sales/distributions of ownership interests	5,158	(4,032)	5,260
Realized gains on sales of marketable securities	269	23	1,552
Other	-	(93)	(656)
	5,427	(4,102)	57,824
Total other loss for consolidated businesses	(127)	(108)	(4)
Total other income (loss), net	$5,300	$(4,210)	$57,820

On December 26, 2014, Actua sold its ownership stake in Symbio for $8.1 million of cash, $0.8 million of which was placed in escrow to satisfy potential indemnification obligations. Actua recorded a gain of $4.3 million for the proceeds received during the year ended December 31, 2014, which is included in the line item “Gain (loss) on sales/distributions of ownership interests” in the table above.

On December 27, 2012, Actua acquired additional equity interests in Bolt and began to consolidate the financial position and results of Bolt as of that date. Actua recorded a gain on the transaction of $25.5 million, which represents the excess of the fair value at the date of consolidation over its carrying value from its previous equity interest as an equity method business. That gain is included in the line item “Gain on fair value of prior equity interests” for the year ended December 31, 2012 in the table above.  See Note 4, “Consolidated Businesses,” for the allocation of the enterprise value.

On October 18, 2013, Freeborders was sold to Symbio. Actua received an equity ownership interest in Symbio as consideration for this transaction.  Actua recorded a gain on that transaction of $0.3 million that is included in the line item “Gain (loss) on sales/distributions of ownership interests” for the year ended December 31, 2013 in the table above.

On October 28, 2013, substantially all of the assets of WhiteFence were sold to Allconnect.  Actua’s portion of the proceeds was $5.4 million of cash, $1.6 million of which was deferred for one year. Actua recorded a loss on that transaction of $4.3 million that is included in the line item “Gain (loss) on sales/distributions of ownership interests” for the year ended December 31, 2013 in the table above.

On July 11, 2012, Actua acquired additional equity interests in CIML and began to consolidate the financial position and results of CIML as of that date. In conjunction with the fair value determination of Actua’s previous equity interest in CIML, Actua recorded a gain of $26.2 million, representing the excess of Actua’s portion of the value of CIML over its carrying value from its previous equity interest as an equity method business at the date of consolidation; that gain is included in the line item “Gain on fair value of prior equity interests” for the year ended December 31, 2012 in the table above. The primary valuation technique used to measure the acquisition date fair value of CIML immediately before the acquisition was the backsolve option-pricing method.

On July 5, 2012, GoIndustry was sold to Liquidity Services. Actua’s portion of the proceeds was $2.9 million of cash, which was received in July 2012. During the three-month period ended September 30, 2012, Actua recorded its share of the sale transaction costs incurred by GoIndustry, and, accordingly, Actua’s carrying value of GoIndustry was reduced to zero as of the date of the transaction. Actua recorded a gain of $2.9 million for the proceeds received during the year ended December 31, 2012, which is included in the line item “Gain (loss) on sales/distributions of ownership interests” in the table above.

During the years ended December 2013 and 2012, related to shares received in conjunction with the sale of a prior business, Actua realized proceeds of $0.8 million and $7.5 million, respectively, from the sale of Active common stock, which is reflected in the line item “Gain(loss) on sales/distributions of ownerships” in the table above.  Additionally, due to the timing of subsequent sales of those Active common stock proceeds, Actua recorded gains of $0.1 million and $1.4 million, in the years ended December 31, 2013 and 2012, respectively, that are included in the line item “Realized gains on sales of marketable securities” in the table above.

ACTUA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

During the year ended December 30, 2012, Actua received 12,989 shares of Intercontinental Exchange, Inc. (“ICE”), representing the final distribution of escrow proceeds related to the disposition of Creditex Group, Inc. Actua recorded a gain during the year ended December 31, 2012 of $1.7 million based on the closing stock price of the ICE common stock on the day it was released from escrow; that gain is included in the line item “Gain (loss) on sales/distributions of ownership interests” in the relative period in the table above. Subsequent to the receipt of those shares of ICE common stock, Actua sold the shares and received total proceeds of $1.8 million. The incremental gain on the sale of those shares of $0.1 million is included in the line item “Realized gains on the sales of marketable securities” for the year ended December 31, 2012 in the table above.

14. Income Taxes

Total income tax (benefit) expense was allocated as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Income tax (benefit) expense from continuing operations:
Current taxes
Federal taxes	$(8,790)	$(17,711)	$57
State taxes	93	140	640
Foreign taxes	330	-	506
Current taxes	$(8,367)	$(17,571)	$1,203
Deferred taxes
Federal taxes	$(1,319)	$-	$(376)
State taxes	(3,181)	-	537
Foreign taxes	(64)	-	(28)
Deferred taxes	$(4,564)	$-	$133
Income tax (benefit) expense	$(12,931)	$(17,571)	$1,336

Actua Corporation, GovDelivery, MSDSonline (beginning March 30, 2012, the date of acquisition) and FolioDynamix (beginning November 3, 2014, the date of acquisition) file a consolidated federal income tax return. InvestorForce (through January 29, 2013 the date of disposition) and Procurian (through December 4, 2013, the date of disposition) were previously included in Actua’s consolidated federal income tax return.  Actua recorded consolidated current income tax expense in continuing operations of $0.4 million, $0.1 million and $0.1 million for the years ended December 31, 2014, 2013 and 2012, respectively, related to state and foreign taxes. The current federal income tax benefit of $8.8 million and $17.7 million recognized in 2014 and 2013, respectively, is offset by $8.9 million and $17.7 million income tax expense in discontinued operations since there was a loss in continuing operations and income in discontinued operations in that same year. There was not a similar benefit in 2012, as there was income in both continuing operations and discontinued operations in that year. Additionally, Procurian recognized $1.3 million of current federal income tax expense in 2014, which is included in discontinued operations.  Amounts for 2012 included in the table above are not recast to reflect what is reported in discontinued operations; rather, it is noted that $1.2 million of the $1.3 million income tax expense for 2012 is included in the line item “Income (loss) from discontinued operations, including gain on sale, net of tax” on Actua’s Consolidated Statements of Operations for that year.

As of December 31, 2014, in light of MSDSonline’s consistent recent history of profitability, current-year results and its estimates of projected future profitability, management believes that it is more likely than not that the benefit of the majority of its state net deferred tax assets will be realized and therefore a reduction of the valuation allowance against its state net deferred tax asset is appropriate. Accordingly the Company recognized a deferred tax benefit of $3.1 million related to the reduction of the valuation allowance in 2014.  Additionally, Bolt recorded a foreign deferred tax asset of $0.1 million for the year ended December 31, 2014.  For the rest of the Company’s deferred income taxes, after evaluating all the positive and negative evidence, both historical and prospective, and determining it is not more likely than not to be realized; therefore, Actua maintained a full valuation allowance against those net deferred tax assets.

As a result of a change in ownership under Internal Revenue Code Section 382 that occurred in 2004, Actua’s net operating loss (NOL) carryforwards and capital loss carryforwards are subject to an annual limitation. The annual limitation on the utilization of these carryforwards is approximately $14.5 million. This annual limitation can be carried forward if it is not used. Actua did not use the limitation amount in 2011 or 2012; therefore, the amount available for 2013 was $43.5 million, all of which was used in 2013 to offset the capital gains realized in 2013. The amount available for 2014 was not used.  The total amount available in future years for these carryforwards at December 31, 2014 was $145.2 million. These losses expire in varying amounts between 2018 and 2023.

ACTUA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Additionally, as of December 31, 2014, Actua consolidated group had $117.0 million of NOL carryforwards that are not subject to the Section 382 annual limitation. These net operating losses expire between 2018 and 2034. Of the $117.0 million of NOL carryforwards, approximately $24.4 million is attributable to excess deductions for equity compensation, the benefit of which will be recorded to additional paid-in capital when realized.

GovDelivery joined in filing a consolidated federal income tax return with Actua beginning in 2010. At the time of acquisition, GovDelivery had approximately $2.8 million of NOL carryforwards. Actua’s acquisition of GovDelivery constituted a change in ownership under Internal Revenue Code Section 382. As a result, these NOL carryforwards are limited to approximately $1.0 million per year, plus any recognized built-in gains. As of December 31, 2014, all of these NOLs are available and included in the $117.0 million of NOLs that are not subject to the Internal Revenue Code Section 382 limitations noted above.

MSDSonline joined in Actua’s consolidated federal tax return beginning on March 30, 2012 (when it was acquired). MSDSonline had NOLs totaling approximately $50.9 million when it was acquired. These NOLs expire in varying amounts between 2019 and 2031. The acquisition of MSDSonline constituted a change in ownership under Internal Revenue Code Section 382. The annual limitation on the utilization of MSDSonline’s NOLs equals approximately $1.7 million plus recognized built-in gains. Approximately $47.4 million of NOLs are expected to be available as a result of this limitation, of which, $14.8 million is currently available and included in the $117.0 million of NOLs that are not subject to the Section 382 limitations noted above.

FolioDynamix joined in Actua’s consolidated federal tax return beginning on November 4 2014 (when it was acquired). FolioDynamix had NOLs totaling approximately $35.5 million when it was acquired. These NOLs expire in varying amounts between 2027 and 2033. Approximately $8.9 million of these NOLs are subject to Internal Revenue Code Section 382 limitations from ownership changes FolioDynamix experienced prior to its acquisition by Actua.  The acquisition of FolioDynamix constituted a change in ownership under Internal Revenue Code Section 382. The annual limitation on the utilization of FolioDynamix’s NOLs equals approximately $5.9 million plus recognized built-in gains. All of these NOLs are expected to be available prior to their expiration, of which, $3.3 million is currently available and included in the $117.0 million of NOLs that are not subject to the Internal Revenue Code Section 382 limitations noted above.

The purchase price allocation for the acquisition of FolioDynamix identified approximately $46.6 million of non-goodwill intangible assets.  The associated deferred tax liability exceeded FolioDynamix’s other net deferred tax assets by approximately $1.6 million, which resulted in an increase to goodwill.  The Company released the valuation allowance on a portion of Actua’s consolidated federal NOLs that will be available to offset the federal portion of the future taxable income associated with this deferred tax liability.  The $1.3 million deferred federal tax benefit is recorded in continuing operations in Actua’s Consolidated Statements of Operations for the year ending December 31, 2014.  The remaining $0.3 million of deferred tax liability related to state taxes is recorded on Actua’s Consolidated Balance Sheets at December 31, 2014.

ACTUA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Actua’s net deferred tax asset (liability) consists of the following (in thousands):

	As of December 31,
	2014	2013
	(in thousands)
Deferred tax assets:
Net operating loss and capital loss carryforward - 382 limited	$68,210	$74,220
Net operating loss carryforward - not 382 limited	40,925	34,774
State net operating loss carryforward, net	3,114	-
Capital loss carryforward - not 382 limited	35,982	23,106
Company basis difference	17,978	25,176
Reserves and accruals	2,045	291
Equity-based compensation expense	8,926	5,369
AMT and other credits	81	-
Other, net	1,174	1,302
Total deferred tax assets	178,435	164,238
Valuation allowance	(151,389)	(150,408)
Deferred tax asset	27,046	13,830
Deferred tax liabilities:
Intangible assets	24,132	(13,830)
Total deferred tax liabilities	24,132	(13,830)
Total net deferred tax assets	$2,914	$-

Actua’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. Actua had no material accrual for interest or penalties on Actua’s Consolidated Balance Sheets at December 31, 2014, 2013 or 2012. Interest and penalty of $0.1 million is included in income tax expense included in discontinued operations for the year ended December 31, 2014.  There was no interest and/or penalties in Actua’s Consolidated Statements of Operations for the year ended December 31, 2013.

Tax years 2010 and forward are subject to examination for federal tax purposes. Tax years 1998 through 2008 are subject to examination for federal tax purposes to the extent of net operating losses used in future years.

The effective tax rate differs from the federal statutory rate as follows:

	Year Ended December 31,
	2014	2013	2012
Tax expense (benefit) at statutory rate	35.0%	35.0%	35.0%
Foreign and state taxes	10.4%	(2.3)%	4.6%
Non-deductible expenses and other	(4.8)%	0.6%	0.1%
Valuation allowance	-	-	(24.4)%
Prior period adjustment	-	-	(3.6)
Acquisition of MSDSonline	-	-	(6.3)
	40.6%	33.3%	5.4%

ACTUA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

15. Net Income (Loss) per Share

The calculations of net income (loss) per share were as follows (in thousands, except per share data):

	Year Ended December 31,
	2014	2013	2012
Basic and Diluted:
Income (loss) from continuing operations	$(37,582)	$(25,669)	$12,703
Income (loss) from discontinued operations	14,026	234,728	10,286
Net income (loss) attributable to Actua Corporation	$(23,556)	$209,059	$22,989
Basic:
Income (loss) from continuing operations per share	$(1.01)	$(0.70)	$0.35
Income (loss) from discontinued operations per share	0.38	6.42	0.29
Net income (loss) attributable to Actua Corporation per share	$(0.63)	$5.72	$0.64
Diluted:
Income (loss) from continuing operations per share	$(1.01)	$(0.70)	$0.35
Income (loss) from discontinued operations per share	0.38	6.42	0.28
Net income (loss) attributable to Actua Corporation per share	$(0.63)	$5.72	$0.63
Shares used in computation of basic income (loss) per share	37,130	36,536	35,890
Incremental Diluted Shares Impact:
Stock options	-	-	41
SARs	-	-	546
Restricted stock	-	-	40
DSUs	-	-	26
Shares used in the computation of
diluted income (loss) per share	37,130	36,536	36,543

The following potentially dilutive securities were not included in the computation of diluted net loss per share, as their effect would have been anti-dilutive:

	Units (in thousands)	Weighted Average Per Share Price
Year ended December 31, 2014
Stock options	250	$4.30
SARs	548,482	$10.72
Restricted stock (1)	3,755,275	$-
DSUs	22,500	$-
Year ended December 31, 2013
Stock options	-	$-
SARs	28	$12.47
Restricted stock (1)	748	$8.22
DSUs	0	$-
Year ended December 31, 2012
Stock options	2	$15.80
SARs	2,201	$8.03
Restricted stock (1)	1,195	$9.18
DSUs	-	$-

(1)

Anti-dilutive securities include contingently issuable shares unvested as of December 31, 2014, the vesting of which is based on performance conditions and market conditions that have not yet been achieved. See Note 12, “Equity-Based Compensation.”

ACTUA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

16. Commitments and Contingencies

Actua and its consolidated subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the amount of the ultimate liability with respect to legal claims/actions will not materially affect the financial position, results of operations or cash flows of Actua or its consolidated businesses.

Actua and its consolidated businesses lease their facilities under operating lease agreements expiring 2015 through 2019. Future minimum lease payments as of December 31, 2014 under the leases are as follows (in thousands):

2015	$2,598
2016	$2,449
2017	$1,212
2018	$486
2019	$382
Thereafter	$84

Rent expense under the non-cancelable operating leases was $1.3 million, $2.4 million and $1.4 million for the years ended December 31, 2014, 2013, and 2012, respectively.

17. Segment Information

The results of operations of our businesses are reported in two segments:  the “vertical cloud” reporting segment and the “vertical cloud (venture)” reporting segment.  Our vertical cloud reporting segment reflects the aggregate financial results of our businesses (1) that share the economic and other characteristics described above in “Item 1-Business” above, (2) in which our management takes a very active role in providing strategic direction and operational support and (3) towards which we devote relatively large proportions of our personnel, financial capital and other resources.  As of the date of this Report, we own majority controlling equity positions in (and therefore consolidate the financial results of) each of the four businesses in our vertical cloud segment.  Our vertical cloud (venture) reporting segment includes businesses with many characteristics similar to those of the businesses in our vertical cloud segment, but in which we take a less active role in terms of strategic direction and operational support, and, accordingly, towards which we devote relatively small amounts of personnel, financial capital and other resources.

Approximately $2.5 million, $2.5 million and $1.0 million of Actua’s consolidated revenue for the years ended December 31, 2014, 2013 and 2012, respectively, relates to sales generated outside of the United States, primarily in Europe and Canada. As of December 31, 2014 and 2013, Actua’s assets were located primarily in the United States.

The following summarizes selected information related to Actua’s segments for the years ended December 31, 2014, 2013 and 2012. The amounts presented as “Dispositions” in the following table represent businesses reported as discontinued operations as of December 31, 2014 and Actua’s share of businesses’ results that had been accounted for under the equity method of accounting that were disposed during the years ended December 31, 2014, 2013 and 2012. Businesses reported as discontinued operations as of December 31, 2013 include the following: (1) Procurian, which was sold to Accenture on December 4, 2013, (2) Channel Intelligence, which was sold to Google on February 20, 2013, and (3) InvestorForce, which was sold to MSCI on January 29, 2013.  Businesses that were accounted for under the equity method of accounting and were disposed of during the three years ended December 31, 2013 include the following: (1) WhiteFence, substantially all of the assets of which were acquired by Allconnect on October 28, 2013, (2) Freeborders, which was merged with Symbio on October 18, 2013, (3) GoIndustry, which was sold to Liquidity Services on July 5, 2012.  The results of these businesses (or our share of the results in the case of the equity-method businesses, including any related intangible amortization) were removed from our segments and are included in “Dispositions” in the segment information table below for all periods presented.

ACTUA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	Segment Information
	(in thousands)
				Reconciling Items
	Vertical Cloud	Vertical Cloud (Venture)	Total Segment	Dispositions	Other	Consolidated
For the Year Ended December 31, 2014
Revenue	$84,837	$-	$84,837	$-	$-	$84,837
Net income (loss) attributable to Actua Corporation	$(19,253)	$(776)	$(20,029)	$14,026	$(17,553)	$(23,556)
Assets	$417,306	$16,117	$433,423	$2,998	$91,920	$528,341
Capital Expenditures	$(3,334)	$-	$(3,334)	$-	$(343)	$(3,677)
For the Year Ended December 31, 2013
Revenue	$58,772	$429	$59,201	$-	$-	$59,201
Net income (loss) attributable to Actua Corporation	$(18,026)	$(2,320)	$(20,346)	$230,773	$(1,368)	$209,059
Assets	$179,801	$15,879	$195,680	$-	$334,038	$529,718
Capital Expenditures	$(1,183)	$(26)	$(1,209)	$-	$(34)	$(1,243)
For the Year Ended December 31, 2012
Revenue	$26,026	$614	$26,640	$-	$-	$26,640
Net income (loss) attributable to Actua Corporation	$(18,244)	$(2,835)	$(21,079)	$10,440	$33,628	$22,989
Assets	$173,300	$14,820	$188,120	$242,938	$16,001	$447,059
Capital Expenditures	$(5,487)	$-	$(5,487)	$-	$(1,503)	$(6,990)

(1)

The following table reflects the components of Net income (loss) attributable to Actua Corporation included in Other (in thousands):

	Year Ended December 31,
Selected data:	2014	2013	2012
General and administrative	$(35,498)	$(19,132)	$(23,113)
Impairment related and other	(1,114)	(2,953)	(865)
Corporate other income (loss) (Note 13)	5,427	(4,102)	57,824
Interest income	434	171	374
Income tax benefit	8,934	17,630	1
Equity loss	-	-	(1)
Noncontrolling interest (income) loss	4,264	7,018	(592)
Net income (loss)	$(17,553)	$(1,368)	$33,628

ACTUA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

18. Related Parties

Actua provides strategic and operational support to companies in which it holds convertible debt and equity ownership interests in the normal course of its business. Actua’s employees generally provide these services. The costs related to employees are paid by Actua and are reflected in general and administrative expenses. Non-management members of Actua’s Board of Directors are compensated with cash and equity grants of Actua Common Stock that are accounted for in accordance with guidance for equity-based payment compensation.

19. Selected Quarterly Financial Information (Unaudited)

The following table sets forth selected quarterly consolidated financial information for the years ended December 31, 2014 and 2013. The operating results for any given quarter are not necessarily indicative of results for any future period.

	2014 Quarter Ended				2013 Quarter Ended
	Mar.31	Jun.30	Sep.30	Dec.31	Mar.31	Jun.30	Sep.30	Dec.31
	(in thousands, except per share data)
Revenue	$18,422	$19,029	$20,762	$26,624	$11,974	$13,476	$16,071	$17,680
Operating Expenses
Cost of revenue	4,899	5,519	5,911	8,091	4,198	4,123	4,501	4,935
Sales and marketing	8,531	9,585	10,718	10,876	5,682	6,541	7,571	8,335
General and administrative	10,009	12,915	13,798	15,009	8,803	7,220	7,852	7,085
Research and development	3,253	3,547	3,960	4,648	2,246	2,331	2,149	2,306
Amortization of intangible assets	2,301	2,293	2,369	3,569	2,491	1,544	2,176	2,259
Impairment related and other	-	836	256	95	170	127	470	3,525
Total operating expenses	28,993	34,695	37,012	42,288	23,590	21,886	24,719	28,445
Operating income (loss)	(10,571)	(15,666)	(16,250)	(15,664)	(11,616)	(8,410)	(8,648)	(10,765)
Other income (loss), net	300	637	83	4,280	(64)	(46)	(68)	(4,032)
Interest income	86	146	160	71	31	56	63	77
Interest expense	(511)	(1,080)	(9)	(13)	(321)	(385)	(370)	(408)
Income (loss) before income taxes, equity loss, discontinued operations and noncontrolling interest	(10,696)	(15,963)	(16,016)	(11,326)	(11,970)	(8,785)	(9,023)	(15,128)
Income tax (expense) benefit	(94)	599	1,870	10,556	(73)	(56)	99	17,601
Equity loss	(312)	(320)	(144)	-	(701)	(923)	(295)	(1,044)
Income (loss) from continuing operations	(11,102)	(15,684)	(14,290)	(770)	(12,744)	(9,764)	(9,219)	1,429
Income (loss) from discontinued operations	48	1,315	2,426	10,237	28,226	2,448	4,980	196,685
Net income (loss)	(11,054)	(14,369)	(11,864)	9,467	15,482	(7,316)	(4,239)	198,114
Less: Net income attributable to the noncontrolling interest	(904)	(1,475)	(1,184)	(701)	(3,586)	(458)	(907)	(2,067)
Net income (loss) attributable to Actua Corporation	$(10,150)	$(12,894)	$(10,680)	$10,168	$19,068	$(6,858)	$(3,332)	$200,181
Amounts attributable Actua Corporation:
Net income (loss) from continuing operations	$(10,198)	$(14,209)	$(13,106)	$(69)	$(11,426)	$(9,025)	$(8,022)	$2,804
Net income (loss) from discontinued operations	48	1,315	2,426	10,237	30,494	2,167	4,690	197,377
Net income (loss)	$(10,150)	$(12,894)	$(10,680)	$10,168	$19,068	$(6,858)	$(3,332)	$200,181
Basic income (loss) per share (1)
Income (loss) from continuing operations	$(0.27)	$(0.38)	$(0.35)	$(0.00)	$(0.31)	$(0.25)	$(0.22)	$0.08
Income (loss) from discontinued operations	0.00	0.03	0.06	0.28	0.83	0.06	0.13	5.38
Net income (loss) attributable to Actua Corporation	$(0.27)	$(0.35)	$(0.29)	$0.28	$0.52	$(0.19)	$(0.09)	$5.46
Shares used in computation of basic income (loss) per share (1)	37,096	37,313	37,335	36,780	36,713	36,468	36,303	36,664
Diluted income (loss) per share (1)
Income (loss) from continuing operations	$(0.27)	$(0.38)	$(0.35)	$(0.00)	$(0.31)	$(0.25)	$(0.22)	$0.08
Income (loss) from discontinued operations	0.00	0.03	0.06	0.28	0.83	0.06	0.13	5.10
Net income (loss) attributable to Actua Corporation	$(0.27)	$(0.35)	$(0.29)	$0.28	$0.52	$(0.19)	$(0.09)	$5.18
Shares used in computation of diluted income (loss) per share (1)	37,096	37,313	37,335	36,780	36,713	36,468	36,303	38,680

(1)	The sum of quarterly income (loss) per share differs from the full year amount due to changes in the number of shares outstanding during the year.

ITEM 9. Changes in Disagreements with Accountants on Accounting and Financial Disclosures

None.

ITEM 9A. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered in this Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this Report, our disclosure controls and procedures have been designed and are effective to provide reasonable assurance that information required to be included in Actua’s periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management of Actua is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Actua’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Actua’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Actua, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements for external purposes in accordance with generally accepted accounting principles, (3) provide reasonable assurance that receipts and expenditures of Actua are being made only in accordance with authorizations of management and directors of Actua, and (4) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Actua’s assets that could have a material effect on the financial statements.

Management of Actua evaluated Actua’s internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). Management’s assessment included an evaluation of the design of its internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Board of Directors. Based on this assessment, as of December 31, 2014, Actua’s internal control over financial reporting was effective based on those criteria.

Actua’s independent registered public accounting firm, KPMG LLP, has audited the operating effectiveness of Actua’s internal control over financial reporting. KPMG LLP’s report on the operating effectiveness of Actua’s internal control over financial reporting appears below.

Management’s assessment of the effectiveness of Actua’s internal control over financial reporting as of December 31, 2014 excluded FolioDynamix, which was acquired by Actua on November 3, 2014 and KMI which was acquired on August 8, 2014 (“Acquired Businesses”).  The Acquired Businesses had total assets of approximately $16.4 million and total revenues of approximately $5.7 million included in our consolidated financial statements as of and for the year ended December 31, 2014.  This exclusion is in accordance with the SEC’s guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, Actua’s internal control over financial reporting.

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

ITEM 9B. Other Information

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Actua Corporation and Subsidiaries:

We have audited Actua Corporation (formerly ICG Group, Inc.) and Subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Actua Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Actua Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Actua Corporation acquired Folio Dynamics, Inc. (FolioDynamix) on November 3, 2014 and Knowledge Management Innovations, Ltd (KMI) on August 8, 2014 (acquired businesses).  Management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, the 2014 acquired businesses’ internal control over financial reporting associated with total assets of approximately $16.4 million and total revenues of approximately $5.7 million included in the consolidated financial statements of Actua Corporation and subsidiaries as of and for the year ended December 31, 2014. Our audit of internal control over financial reporting of Actua Corporation also excluded an evaluation of the internal control over financial reporting of the acquired businesses

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Actua Corporation and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), changes in equity and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated March 2, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 2, 2015

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

We have adopted a written code of business conduct and ethics, known as our Corporate Code of Conduct, which applies to all of our directors, officers and employees, including our principal executive officer and our principal financial and accounting officer. Our Corporate Code of Conduct is available on our internet website, www.actua.com. Any amendments to our Corporate Code of Conduct or waivers from the provisions of the Corporate Code of Conduct for our principal executive officer or our principal financial and accounting officer will be disclosed in accordance with applicable SEC and stock exchange rules.

ITEM 11. Executive Compensation

We incorporate by reference the information contained under the caption “Executive Compensation” in our Definitive Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed within 120 days after the end of the year covered by this Report pursuant to Regulation 14A under the Exchange Act.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We incorporate by reference the information contained under the caption “Security Ownership of Certain Beneficial Owners and Directors and Officers” in our Definitive Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed within 120 days after the end of the year covered by this Report pursuant to Regulation 14A under the Exchange Act.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

We incorporate by reference the information contained under the caption “Certain Relationships and Related Transactions” in our Definitive Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed within 120 days after the end of the year covered by this Report pursuant to Regulation 14A under the Exchange Act.

ITEM 14. Principal Accountant Fees and Services

We incorporate by reference the information contained under the caption “Ratification of Appointment of Independent Registered Public Accountant” in our Definitive Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed within 120 days after the end of the year covered by this Report pursuant to Regulation 14A under the Exchange Act.

ITEM 15. Exhibits and Financial Statement Schedules

1. Consolidated Financial Statements

The Consolidated Financial Statements and related Notes thereto as set forth under Item 8 of this Report are incorporated herein by reference.

2. Financial Statement Schedule

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Actua Corporation and Subsidiaries:

Under date of March 2, 2015, we reported on the consolidated balance sheets of Actua Corporation (formerly ICG Group, Inc.) and Subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), changes in equity and cash flows for each of the years in the three-year period ended December 31, 2014. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. The consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Philadelphia, PA

March 2, 2015

ACTUA CORPORATION

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2012, 2013 and 2014

(in thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Write-offs	Balance at End of Year
Allowance for Doubtful Accounts
December 31, 2012	$36	$237	$-	$(71)	$202
December 31, 2013	$202	$56	$-	$(58)	$200
December 31, 2014	$200	$689	$-	$(99)	$790

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

3.1.1

Second Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed November 10, 2014 (File No. 001-16249)).

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

10.1

Sixth Amended and Restated 2005 Omnibus Equity Compensation Plan of the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 4, 2014 (File No. 001-16249)).*

10.2

Company Second Amended and Restated Non-Management Director Compensation Plan (incorporated by reference to Exhibit 10.8 to the Company’s Quaterly Report on Form 10-Q for the quarter ended June 30, 2014, filed May 8, 2014 (File No. 001-16249)).*

10.3

Amended and Restated Director Deferred Stock Unit Program of the Company (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2010, filed June 24, 2011 (File No. 001-16249)).*

10.5.1	Actua 2014 Performance Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 4, 2014 (File No. 001-16249)).*

10.5.2	Form of Company Performance Plan Restricted Share Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed March 4, 2014 (File No. 001-16249)).

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

Exhibit Number	Document

10.11.4

Amendment 2014-1 to the Employment Agreement, dated as of February 28, 2014, by and between Internet Capital Group Operations, Inc. and Walter W. Buckley, III (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed March 4, 2014 (File No. 001-16249)).*

10.12

Restricted Share Agreement dated as of October 4, 2011 by and among the Company, Internet Capital Group Operations, Inc. and Walter W. Buckley, III (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed November 8, 2011 (File No. 001-16249)).*

10.13

Letter Agreement, dated December 16, 2014, by and between the Company and R. Kirk Morgan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 18, 2014 (File No. 001-16249)).*

10.14.1

Employment Agreement, dated April 18, 2007, by and between the Company and Douglas A. Alexander (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 18, 2007 (File No. 001-16249)).*

10.14.2

Amendment 2008-1 to the Employment Agreement, dated as of December 18, 2008, by and between Internet Capital Group Operations, Inc. and Douglas A. Alexander (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed December 18, 2008 (File No. 001-16249)).*

10.14.3

Amendment 2010-1 to the Employment Agreement, dated as of June 18, 2010, by and between Internet Capital Group Operations, Inc. and Douglas A. Alexander (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed June 24, 2010 (File No. 001-16249)).*

10.14.4

Amendment 2014-1 to the Employment Agreement, dated as of February 28, 2014, by and between Internet Capital Group Operations, Inc. and Douglas A. Alexander (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed March 4, 2014 (File No. 001-16249)).*

10.15

Restricted Share Agreement dated as of October 4, 2011 by and among the Company, Internet Capital Group Operations, Inc. and Douglas Alexander (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed November 8, 2011 (File No. 001-16249)).*

10.16	Form of Executive Restricted Share Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed March 4, 2014 (File No. 001-16249)).*

10.17

Form of Employee Restricted Share Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report in Form 10-Q for the quarter ended June 30, 2014, filed May 8, 2014 (File No. 001-16249)).*

10.18	Form of Restrictive Covenant Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed July 28, 2005 (File No. 001-16249)).*

10.19

Form of Agreement of Limited Partnership for the Company’s Carried Interest Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current report on Form 8-K, filed December 13, 2007 (File No. 001-16249)).*

10.20	Form of Limited Partnership Interest Grant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed December 13, 2007 (File No. 001-16249)).*

10.21

Company Compensation Clawback Policy (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2010, filed June 24, 2011 (File No. 001-16249)).*

10.22

Agreement and Plan of Merger, dated as of October 2, 2013, by and among Procurian, Actua, Internet Capital Group Operations, Inc. (as Stakeholder Representative), Accenture Sub Inc. and Peregrine Merger Sub, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 3, 2013 (File No. 001-16249)).

10.23

Executive Lease Agreement, dated as of July 26, 2012, by and among Channel Intelligence, Inc., CIML, LLC, Internet Capital Group Operations, Inc., Actua Corporation and Douglas Alexander (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 26, 2012 (File No. 001-16249)).

10.24

Amended and Restated CIML, LLC 2012 Profits Interest Plan, effective as of September 19, 2012 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed November 9, 2012 (File No. 001-16249)).

Exhibit Number	Document

10.25

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

14.1	Company Corporate Code of Conduct (incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K, filed September 3, 2014 (File No. 001-16249)).

21.1	Subsidiaries of Actua Corporation (filed herewith).**

23.1	Consent of KPMG LLP (filed herewith).**

31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).**

31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).**

32.1	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).**

32.2	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).**

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

101.0

The following financial information formatted in eXtensible Business Reporting Language (XBRL) from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed March 2, 2015: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.**

*	Management contract or compensatory plan or arrangement.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 2, 2015	ACTUA CORPORATION

	By:	/s/ R. KIRK MORGAN
	Name:	R. Kirk Morgan
	Title:	Chief Financial Officer

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