Form 10-Q
period 2015-03-31
Actua Corp
filed 2015-05-12
CIK 1085621

was

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015.

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

The number of shares of the Company’s Common Stock, $0.001 par value per share, outstanding as of May 7, 2015 was 40,592,891 shares.

ACTUA CORPORATION

QUARTERLY REPORT ON FORM 10-Q

Availability of Reports and Other Information

Our Internet website address is www.actua.com. Unless this Quarterly Report on Form 10-Q (this “Report”) explicitly states otherwise, neither the information on our website, nor the information on the websites of any of our businesses, is incorporated by reference into this Report.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K (including, in each case, those filed by ICG Group, Inc. (NASDAQ: ICGE) prior to our corporate name change to Actua Corporation (NASDAQ:ACTA) on September 2, 2014) and all amendments to those reports filed by us with the U.S. Securities and Exchange Commission (the “SEC”) pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are accessible free of charge through our website as soon as reasonably practicable after we electronically file those documents with, or otherwise furnish them to, the SEC.

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

Factors that could cause our actual results, levels of activity, performance or achievements to differ materially from those anticipated in forward-looking statements include, but are not limited to, factors discussed elsewhere in this Report and include, among other things:

●	continued development of the cloud-based software market;
●	the valuation of cloud-based businesses by analysts, investors and other market participants;
●	our ability to compete successfully in highly-competitive, rapidly-developing markets;
●	economic conditions generally;
●	capital spending by customers;
●	our ability to retain existing customer relationships (particularly significant customer relationships) and secure new ones;
●	developments in the vertical markets in which we operate, and our ability to respond to those changes in a timely and effective manner;
●	the availability, performance and security of our cloud-based technology, particularly in light of increased cybersecurity risks and concerns;
●	our ability to retain and motivate current key personnel and to attract new personnel;
●	our ability to deploy capital effectively and on acceptable terms;
●	our ability to successfully integrate any acquired businesses, and any other difficulties related to the acquisition of businesses;
●	the impact of any potential acquisitions, dispositions or other strategic transactions, which may impact our operations, financial condition, capitalization or indebtedness; and
●	our ability to have continued access to capital and to manage capital resources effectively.

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

Item 1. Financial Statements

ACTUA CORPORATION

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Data)

	March 31,	December 31,
	2015	2014
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$88,280	$103,134
Restricted Cash	992	1,132
Accounts receivables, net of allowance ($1,143-2015; $790-2014)	23,796	23,134
Deferred tax asset	182	182
Prepaid expenses and other current assets	4,314	3,979
Total current assets	117,564	131,561
Fixed assets, net of accumulated depreciation and amortization ($14,974-2015; $13,757-2014)	9,121	7,947
Goodwill	264,943	264,943
Intangible, net	98,309	102,325
Equity and cost method businesses	18,146	17,672
Deferred tax asset	2,989	2,998
Other assets, net	1,953	1,652
Total assets	$513,025	$529,098
LIABILITIES
Current Liabilities
Current maturities of long-term debt	$500	$500
Accounts payable	12,044	12,595
Accrued expenses	8,488	8,492
Accrued compensation and benefits	7,211	9,241
Deferred revenue	36,392	33,238
Total current liabilities	64,635	64,066
Long-term debt	820	-
Deferred tax liability	266	266
Deferred revenue	857	1,256
Other liabilities	4,904	4,408
Total liabilities	71,482	69,996
Redeemable noncontrolling interest (Note 4, Consolidated Businesses)	3,486	6,221
EQUITY
Actua Corporation’s Stockholders’ Equity
Preferred stock, $0.01 par value; 10,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.001 par value; 2,000,000 shares authorized, 46,601 shares (2015) and
46,405 shares (2014) issued	46	46
Treasury stock, at cost, 5,988 shares (2015) and 5,892 shares (2014)	(55,509)	(53,807)
Additional paid-in capital	3,557,627	3,554,900
Accumulated deficit	(3,084,006)	(3,069,241)
Accumulated other comprehensive income	40	40
Total Actua Corporation’s Stockholders’ Equity	418,198	431,938
Noncontrolling interests	19,859	20,943
Total equity	438,057	452,881
Total Liabilities, Redeemable noncontrolling interest and Equity	$513,025	$529,098

See accompanying Notes to Consolidated Financial Statements.

ACTUA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Revenue	$30,592	$18,422

Operating expenses
Cost of Revenue	9,732	4,899
Sales and marketing	11,236	8,531
General and administrative	15,436	10,009
Research and development	7,093	3,253
Amortization of intangibles assets	4,016	2,301
Impairment related and other	174	-
Total operating expenses	47,687	28,993
Operating income (loss)	(17,095)	(10,571)
Other income (loss), net	1,365	300
Interest income	19	86
Interest expense	(37)	(511)
Income (loss) before income taxes, equity loss and noncontrolling interest	(15,748)	(10,696)
Income tax (expense) benefit	(177)	(94)
Equity loss	-	(312)
Income (loss) from continuing operations	(15,925)	(11,102)
Income (loss) from discontinued operations, including gain on sale, net of tax	-	48
Net income (loss)	(15,925)	(11,054)
Less: Net income (loss) attributable to the noncontrolling interest	(1,160)	(904)
Net income (loss) attributable to Actua Corporation	$(14,765)	$(10,150)

Amounts attributable to Actua Corporation:
Net income (loss) from continuing operations	$(14,765)	$(10,198)
Net income (loss) from discontinued operations	-	48
Net income (loss)	$(14,765)	$(10,150)

Basic income (loss) per share attributable to Actua Corporation:
Income (loss) from continuing operations	$(0.40)	$(0.27)
Income (loss) from discontinued operations	-	0.00
Net income (loss)	$(0.40)	$(0.27)
Shares used in computation of basic income (loss) per share	36,842	37,096

Diluted income (loss) per share attributable to Actua Corporation:
Income (loss) from continuing operations	$(0.40)	$(0.27)
Income (loss) from discontinued operations	-	0.00
Net income (loss)	$(0.40)	$(0.27)
Shares used in computation of diluted income (loss) per share	36,842	37,096

Net income (loss)	$(15,925)	$(11,054)

Other comprehensive income
Unrealized holding gain (loss) in marketable securities	-	-
Reclassified adjustments/realized net (gains) loss on marketable securities	-	-
Other accumulated other comprehensive income (loss)	-	-
Comprehensive income (loss)	(15,925)	(11,054)
Less: Comprehensive income (loss) attributable to noncontrolling interests	(1,160)	(904)
Comprehensive income (loss) attributable to Actua Corporation	$(14,765)	$(10,150)

See accompanying Notes to Consolidated Financial Statements.

Actua Corporation

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In Thousands)

(Unaudited)

	Actua Corporation Stockholders' Equity

							Accumulated
							Other
					Additional		Comprehensive	Non-
	Common Stock		Treasury Stock		Paid-In	Accumulated	Income	controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	(AOCI)	Interest	Total
Balance as of December 31, 2013	43,333	$43	(5,118)	$(40,998)	$3,536,761	$(3,045,685)	$40	$23,517	$473,678
Equity-based compensation
expense related to stock
appreciation rights (SARs)
and stock options	-	-	-	-	250	-	-	-	250
Equity-based compensation
related to deferred
stock units (DSUs)	-	-	-	-	146	-	-	-	146
Equity-based compensation
related to restricted
stock (RS)	-	-	-	-	3,293	-	-	-	3,293
Issuance of DSUs	29	-	-	-	100	-	-	-	100
Issuance of RS, net of
forfeitures and surrenders	2,683	3	-	-	(937)	-	-	-	(934)
Exercise of SARs and stock
options, net of surrenders	120	-	-	-	(1,270)	-	-	-	(1,270)
Impact of redeemable
noncontrolling
interest accretion	-	-	-	-	(594)	-	-	-	(594)
Impact of subsidiary equity
transactions	-	-	-	-	159	-	-	(291)	(132)
Net income (loss)	-	-	-	-	-	(10,150)	-	(915)	(11,065)
Balance as of March 31, 2014	46,165	$46	(5,118)	$(40,998)	$3,537,908	$(3,055,835)	$40	$22,311	$463,472

See accompanying Notes to Consolidated Financial Statements.

Actua Corporation

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY – (CONTINUED)

(In Thousands)

(Unaudited)

	Actua Corporation Stockholders' Equity

							Accumulated
							Other
					Additional		Comprehensive	Non-
	Common Stock		Treasury Stock		Paid-In	Accumulated	Income	controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	(AOCI)	Interest	Total
Balance as of December 31, 2014	46,405	$46	(5,892)	$(53,807)	$3,554,900	$(3,069,241)	$40	$20,943	$452,881
Equity-based compensation
expense related to stock
appreciation rights (SARs)
and stock options	-	-	-	-	147	-	-	-	147
Equity-based compensation
related to deferred
stock units (DSUs)	-	-	-	-	17	-	-	-	17
Equity-based compensation
related to restricted
stock (RS)	-	-	-	-	6,655	-	-	-	6,655
Issuance of DSUs	5	-	-	-	82	-	-	-	82
Issuance of RS, net of
forfeitures and surrenders	198	-	-	-	(3,480)	-	-	-	(3,480)
Exercise of SARs and stock
options, net of surrenders	2	-	-	-	(9)	-	-	-	(9)
Impact of redeemable
noncontrolling
interest accretion	-	-	-	-	(1,303)	-	-	-	(1,303)
Impact of subsidiary equity
transactions	-	-	-	-	618	-	-	8	626
Repurchase of common stock	-	-	(96)	(1,702)	-	-	-	-	(1,702)
Net income (loss)	-	-	-	-	-	(14,765)	-	(1,092)	(15,857)
Balance as of March 31, 2015	46,610	$46	(5,988)	$(55,509)	$3,557,627	$(3,084,006)	$40	$19,859	$438,057

See accompanying Notes to Consolidated Financial Statements.

ACTUA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
OPERATING ACTIVITIES - continuing operations
Net income (loss)	$(15,925)	$(11,054)
(Income) loss from discontinued operations, including gain on sale, net of tax	-	(48)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	5,240	3,123
Equity-based compensation	7,222	3,876
Other (income) loss	(1,365)	(300)
Equity loss	-	312
Deferred tax asset	(13)	-
Changes in operating assets and liabilities - net of acquisitions:
Accounts receivable, net	(662)	(3,802)
Prepaid expenses and other assets	(636)	22
Accounts payable	(551)	42
Accrued expenses	1,063	(1,193)
Accrued compensation and benefits	(2,030)	(3,595)
Deferred revenue	2,755	3,030
Other liabilities	496	(64)
Cash flows provided by (used in) operating activities	(4,406)	(9,651)
INVESTING ACTIVITIES - continuing operations
Capital expenditures, net	(2,340)	(608)
Change in restricted cash	140	(164)
Proceeds from sales/distributions of ownership interests	1,415	293
Ownership acquisition, net of cash acquired	(1,257)	-
Cash flows provided by (used in) investing activities	(2,042)	(479)
FINANCING ACTIVITIES – continuing operations
Acquisition of noncontrolling interest in subsidiary equity	(3,952)	-
Borrowings of long-term debt	820	-
Repayment of long-term debt and capital lease obligations	(24)	(3,488)
Purchase of treasury stock	(1,704)	-
Tax withholdings related to equity-based awards	(3,494)	(1,271)
Other financing activities	65	-
Cash flows provided by (used in) financing activities	(8,289)	(4,759)
Effect of exchange rate on cash flows and cash equivalents	(117)	-
Discontinued Operations
Cash flows provided by (used in) operating activities	-	48
Net increase (decrease) in cash and cash equivalents from discontinued operations	-	48
Net increase (decrease) in cash and cash equivalents	(14,854)	(14,841)
Cash and cash equivalents at beginning of period	103,134	334,656
Cash and cash equivalents at end of period - continuing operations	$88,280	$319,815

See accompanying Notes to Consolidated Financial Statements.

ACTUA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. The Company

Description of the Company

Actua Corporation (together with its subsidiaries, “Actua”) was formed on March 4, 1996 and is a multi-vertical cloud technology company with offerings that create unique and compelling value for our customers and provide transformative efficiency to vertical markets worldwide. As of March 31, 2015, Actua owned four businesses that address the needs of a specific vertical market or industry: Bolt Solutions Inc. (“Bolt”), Folio Dynamics Holdings Inc. (“FolioDynamix”), GovDelivery Holdings, Inc. (“GovDelivery”) and MSDSonline Holdings, Inc. (“MSDSonline”). Please refer to Item 1 – “Business” in Actua’s Annual Report on Form 10-K for the year ended December 31, 2014 for a more detailed description of Actua and its businesses.

Basis of Presentation

The Consolidated Financial Statements contained herein (the “Consolidated Financial Statements”) include the accounts of Actua Corporation and its wholly-owned subsidiaries, wholly-controlled subsidiaries and majority-owned subsidiaries.

Actua’s Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014 include the financial position of the following majority-owned subsidiaries:

As of March 31, 2015	As of December 31, 2014
Bolt	Bolt
FolioDynamix	FolioDynamix
GovDelivery	GovDelivery
MSDSonline	MSDSonline

Actua’s Consolidated Statements of Operations and Comprehensive Income (Loss) (its “Consolidated Statements of Operations”) for the three months ended March 31, 2015 and 2014 included the results of the following majority-owned subsidiaries:

Three Months Ended March 31,
2015	2014
Bolt	Bolt
FolioDynamix (See Note 4, Consolidated Businesses)	GovDelivery
GovDelivery	MSDSonline
MSDSonline

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

Any changes in Actua’s ownership interest in a consolidated subsidiary, through additional equity issuances (whether to Actua or otherwise) by the consolidated subsidiary or through Actua acquiring equity interests from existing shareholders, following which Actua maintains control is recognized as an equity transaction, with appropriate adjustments to both Actua’s additional paid-in capital and the corresponding noncontrolling interests. The difference between the carrying amount of Actua’s ownership interest in the company and the underlying net book value of the company after the issuance of stock by the company is reflected as an equity transaction in Actua’s Consolidated Statements of Changes in Equity.

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

Equity Method. Businesses that are not consolidated, but over which Actua exercises significant influence, are accounted for under the equity method of accounting and are referred to in Note 5, “Equity and Cost Method Businesses.” The determination as to whether or not Actua exercises significant influence with respect to a company depends on an evaluation of several factors, including, among others, representation on the company’s board of directors and equity ownership level, which is generally between a 20% and a 50% interest in the voting securities of an equity method business, as well as voting rights associated with Actua’s holdings in common stock, preferred stock and other convertible instruments in that company. Actua’s share of the earnings and/or losses of the company, as well as any adjustments resulting from prior period finalizations of equity income/losses, are reflected in the line item “Equity loss” in Actua’s Consolidated Statements of Operations. As of March 31, 2015, Actua does not have any businesses accounted for under the equity method of accounting.

Cost Method. Businesses not accounted for under either the consolidation method or equity method of accounting are accounted for under the cost method of accounting and are referred to in Note 5, “Equity and Cost Method Businesses.” Actua’s share of the earnings and/or losses of cost method businesses is not included in Actua’s Consolidated Statement of Operations. However, impairment charges related to cost method businesses are recognized in Actua’s Consolidated Statements of Operations. If circumstances suggest that the value of a cost method business with respect to which an impairment charge has been made has subsequently recovered, that recovery is not recorded. The carrying values of Actua’s cost method businesses are reflected in the line item “Equity and cost method businesses” in Actua’s Consolidated Balance Sheets.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. Those estimates include evaluation of Actua’s convertible debt and equity holdings in businesses, holdings in marketable securities, asset impairment, revenue recognition, income taxes and commitments and contingencies. Those estimates and assumptions are based on management’s best judgments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, such as the current economic environment, that management believes to be reasonable under the circumstances and adjusts its estimates and assumptions when facts and circumstances dictate that it is necessary or appropriate to do so. It is reasonably possible that Actua’s accounting estimates with respect to the ultimate recoverability of Actua’s ownership interests in convertible debt and equity holdings, goodwill and the useful lives of intangible assets could change in the near term and that the effect of such changes on Actua’s consolidated financial statements could be material. Management believes the recorded amounts of goodwill, intangible assets, equity method businesses and cost method businesses were not impaired as of March 31, 2015.

Goodwill, Intangible Assets, Equity Method Businesses and Cost Method Businesses

Actua evaluates its carrying value in equity method businesses and cost method businesses continuously to determine whether an other-than-temporary decline in the fair value of any such business exists and should be recognized. In order to make that determination, Actua considers each such business’ achievement of its business plan objectives and milestones, the fair value of its ownership interest in each such business (which, in the case of any company listed on a public stock exchange, is the quoted stock price of the relevant ownership interest), the financial condition and prospects of each such business, and other relevant factors. The business plan objectives and milestones Actua considers include, among others, those related to financial performance, such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature, such as obtaining key business partnerships or the hiring of key employees. Impairment charges are determined by comparing Actua’s carrying value of a business with the business’ estimated fair value. Fair value is determined by using a combination of estimating the cash flows related to the relevant business, including estimated proceeds on disposition, and an analysis of market price multiples of companies engaged in lines of business similar to the business being evaluated. Actua concluded that the carrying value of its equity method businesses and cost method businesses was not impaired as of March 31, 2015 and December 31, 2014.

Actua tests goodwill for impairment annually during the fourth quarter of each year, or more frequently as conditions warrant, and tests intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Actua concluded that its goodwill and intangible assets were not impaired as of March 31, 2015 and December 31, 2014.

Revenue Recognition

Actua recognizes revenue when persuasive evidence of an arrangement exists, delivery of the service has occurred, no significant obligations with regard to implementation remain, the fee is fixed or determinable and collectability is probable.  The following paragraphs provide more specific details regarding the manner in which each of our businesses recognizes revenue.

Bolt generates revenue from (1) SaaS software licenses, (2) maintenance and support services, (3) professional service fees, (4) insurance commissions and (5) subscription fees.

Bolt enters to certain multiple deliverable arrangements primarily related to its software licenses (which are delivered through a cloud-based model), professional services necessary for the functionality of the software and maintenance and support services.  Bolt evaluates each deliverable in a multiple deliverable arrangement to determine whether that deliverable has standalone value. A delivered element has standalone value if the element has value to a customer on a standalone basis (supported by whether Bolt routinely provides these elements independent of other products and/or services, or a third-party vendor could provide a similar service to the customer). Additionally, Bolt considers whether there is a customer-negotiated refund or return right for the delivered element. If these criteria are not met, the deliverable is combined with the undelivered elements and the allocation of the arrangement consideration and revenue recognition are determined for the combined and recognized over the applicable contract term.

ACTUA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

For Bolt’s professional services or other deliverables that are determined to have standalone value, Bolt allocates the total revenue to be earned under the arrangement among the various elements based on a selling price hierarchy using the relative selling price method. The selling price for a deliverable is based on its vendor specific objective evidence (VSOE), if available, third party evidence (TPE), if VSOE is not available, or the best estimated selling price (ESP), if neither VSOE nor TPE is available. VSOE of selling price is based on the normal pricing and discounting practices for those products and services when sold separately. TPE of selling price is determined by evaluating largely similar and interchangeable competitor products or services in standalone sales to similarly situated customers. ESP is established considering factors such as margin objectives, discounts from list prices, market conditions, and competition.  ESP represents the price at which the company would transact for the deliverable if it were sold by the company regularly on a standalone basis.

Generally, under Bolt’s cloud-based software licenses, professional fees essential for the functionality of the software and related maintenance and support services do not have standalone value to Bolts customers and are therefore combined, and revenue is recognized ratably over the applicable contract term.  For deliverables (typically professional service fees), which have been determined to have standalone value, Bolt has historically concluded that neither VSOE nor TPE can be established and, as such, it has relied on ESP to allocate revenue to each element. Those fees are then recognized as the services are performed and/or the professional service fees have been delivered.

Bolt’s commissions on the premiums from sales of insurance policies are recognized when Bolt has sufficient information to determine (1) the amount that it is owed and (2) that it is probable that the economic benefits associated with the transaction will flow to Bolt. Finally, Bolt recognizes subscription fee revenue over the subscription period, which is generally one month.

Bolt has typically represented a small amount of Actua’s historical deferred revenue balances.  Bolt’s contracts are generally billed in annual, quarterly or monthly installments and contain cancelation clauses that usually have significant penalties associated with the cancellation.  Historically, Bolt has experienced very low levels of cancelations.

FolioDynamix generates revenues primarily in the form of (1) recurring software license and subscription fees (2) maintenance and support services, (3) professional services fees from customization and integration services related to its software, (4) professional services fees for customized investment program management and consulting, and (5) investment advisory services.  The initial subscription arrangement term is typically between three and five years.

FolioDynamix’s platform revenue from term software license arrangements is recognized on a subscription basis over the customer contract license term of use.  Revenue from annual maintenance is deferred and recognized on a straight-line basis over the period that the service is provided.  Revenue related to platform implementation professional services is deferred and recognized on a straight-line basis over the contract term.  A small portion of revenue is derived from multiple element contracts for which FolioDynamix cannot separate the license element from the service elements; that revenue is deferred until all elements of the arrangement have been delivered. Revenue under arrangements with multiple elements is allocated under the residual method.  Under the residual method, revenue is allocated first to the undelivered elements based on their VSOE of fair value and the residual amount is applied to the delivered elements.

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

FolioDynamix represents a small amount of Actua’s deferred revenue balance at March 31, 2015.  FolioDynamix’s contracts are billed in annual, quarterly or monthly installments and are primarily non-cancellable.

GovDelivery revenue consists of (1) nonrefundable setup fees and (2) SaaS monthly subscription fees. As the setup fees do not have standalone value to the customer, they are combined with subscription fees and are recognized in revenue over the initial contract term.  Costs related to performing setup services are expensed as incurred.

GovDelivery has typically represented a significant portion of Actua’s historical deferred revenue balances.  GovDelivery’s contracts are generally billed in annual, quarterly, or monthly installments and contain cancelation clauses by which the customer can cancel the contract with 30 days written notice.  In instances of cancelation, the pro rata balance of the agreement would be refundable.  Historically, GovDelivery has experienced very low levels of cancelations.

MSDSonline derives revenue from two sources: (1) SaaS subscription fees and (2) professional services fees. The vast majority of MSDSonline’s revenue is derived from subscription fees from customers accessing MSDSonline’s database and web-based tools; such

ACTUA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

revenue is recognized ratably over the applicable contract term, beginning on the contract implementation date. MSDSonline also generates professional services fees from (1) training, (2) authoring of material safety data sheets and (3) compiling of customers’ online libraries of material safety data sheet documents and indexing those documents. Those professional services are generally determined to have standalone value, and the revenue derived from those fees is recognized on a proportional performance basis over the applicable project’s timeline.

MSDSonline has typically represented the majority of Actua’s historical deferred revenue balances.  MSDSonline’s contracts are generally billed annually and are non-cancellable.

At each of Actua’s businesses, fees associated with professional services for new customers that are not determined to have standalone value are deferred and recognized over the contract term.  Actua’s businesses recognize those fees for professional services paid by new customers, which primarily relate to implementation services, over the initial terms of the contracts because, at the time contracts with new customers are consummated, there is no history with such customers and it cannot be determined whether the relationship with such customers will extend beyond the terms of the initial contracts.

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

Net Income (Loss) Per Share

Basic net income (loss) per share (EPS) is computed using the weighted average number of common shares outstanding during a given period. Diluted EPS includes shares, unless anti-dilutive, that would be issued in connection with the exercise of stock options and conversion of other convertible securities and is adjusted, if applicable, for the effect on net income (loss) of such transactions. See Note 12, “Net Income (Loss) per Share.”

Escrow Information

When an interest in one of Actua’s businesses is sold, a portion of the proceeds may be held in escrow primarily to satisfy purchase price adjustments and/or indemnity claims. Actua records gains on escrowed proceeds at the time Actua is entitled to receive those proceeds from escrow, the amount is fixed or determinable and realization is assured. As of March 31, 2015, $4.0 million related to Actua’s potential proceeds from sales of former businesses remained in escrow to satisfy potential or unresolved indemnification claims. Those outstanding escrow amounts are scheduled to be released in 2016, subject to pending and potential indemnity claims pursuant to the terms of the applicable acquisition agreements.

Concentration of Customer Base and Credit Risk

For the three-month periods ended March 31, 2015 and 2014, none of the customers of Actua’s consolidated businesses represented more than 10% of Actua’s consolidated revenue.

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

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (FASB) issued guidance regarding share-based compensation. The new guidance clarified that share-based compensation performance targets that could be achieved after the requisite service period should be treated as a performance condition that affects vesting rather than a condition that affects the grant-date fair value of the award. This guidance will be effective for Actua beginning on January 1, 2016. Actua does not expect this guidance to have a significant impact on the Consolidated Financial Statements.

In May 2014, the FASB issued revenue recognition guidance that provides a single, comprehensive revenue recognition model for all contracts with customers. Under the new guidance, an entity will recognize revenue based on amounts the entity expects to be entitled in exchange for the transfer of goods or services. The new guidance also includes enhanced disclosure requirements. This guidance, which will be applied either retrospectively or as a cumulative-effect adjustment as of the date of adoption, will be effective for Actua beginning on January 1, 2017. Actua is in the process of evaluating the adoption alternatives and impact that this guidance will have on the Consolidated Financial Statements.

In April 2014, the FASB issued accounting guidance on reporting discontinued operations. The new guidance changes the criteria for determining the disposals that qualify as discontinued operations and expands related disclosure requirements. Under the new guidance, a disposal is required to be reported as discontinued operations if the disposal represents a strategic shift that will have a major effect on an entity’s operations and financial results. This guidance, which is applied prospectively, became effective for Actua for new disposals and disposal groups classified as held for sale beginning on January 1, 2015. The adoption of this guidance did not have a significant impact on the Consolidated Financial Statements.

3. Goodwill and Intangible Assets

Goodwill

The following table summarizes the activity related to Actua’s goodwill (in thousands):

	Gross Carrying	Accumulated	Net Carrying
	Amount	Impairment	Amount
		Losses
Goodwill as of December 31, 2014	$265,247	$(304)	$264,943
Change in goodwill during the three months ended March 31, 2015	-	-	-
Goodwill as of March 31, 2015	$265,247	$(304)	$264,943

During the three months ended March 31, 2015, Actua revised its initial allocation of purchase price related to its 2014 acquisition of FolioDynamix. Accordingly, based on those revisions, Actua retrospectively increased the value of goodwill as of December 31, 2014, which was offset by an increase in financial liabilities. The preliminary purchase price allocation related to that transaction is detailed in Note 4, “Consolidated Businesses.” As of March 31, 2015 and December 31, 2014, all of Actua’s goodwill was allocated to its vertical cloud segment.

ACTUA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

Intangible Assets

The following table summarizes Actua’s intangible assets from continuing operations (in thousands):

		As of March 31, 2015
		Gross Carrying	Accumulated	Net Carrying
Intangible Assets	Useful Life	Amount	Amortization	Amount
Customer relationships	1-11 years	$74,948	$(16,889)	$58,059
Trademarks/trade names	3-11 years	24,543	(5,177)	19,366
Technology	5-10 years	25,223	(5,198)	20,025
Non-compete agreements	2-5 years	3,680	(3,521)	159
		128,394	(30,785)	97,609
Other intellectual property (1)	Indefinite	700	-	700
		$129,094	$(30,785)	$98,309

		As of December 31, 2014
		Gross Carrying	Accumulated	Net Carrying
Intangible Assets	Useful Life	Amount	Amortization	Amount
Customer relationships	1-11 years	$74,948	$(14,817)	$60,131
Trademarks/trade names	3-11 years	24,543	(4,322)	20,221
Technology	5-10 years	25,223	(4,263)	20,960
Non-compete agreements	2-5 years	3,680	(3,367)	313
		128,394	(26,769)	101,625
Other intellectual property (1)	Indefinite	700	-	700
		$129,094	$(26,769)	$102,325

(1) One of the assets included in this line item is no longer considered to have an indefinite life following Actua’s name change on September 2, 2014. However, Actua estimated that the residual value of this asset approximated its carrying value of $0.4 million as of both March 31, 2015 and December 31, 2014.

Amortization expense for intangible assets during the three months ended March 31, 2015 and 2014 was $4.0 million and $2.3 million, respectively.

Remaining estimated amortization expense for the respective years set forth below is as follows (in thousands):

2015 (remaining nine months)	$11,123
2016	13,813
2017	13,389
2018	12,130
2019	11,333
Thereafter	35,821
Remaining amortization expense	$97,609

4. Consolidated Businesses

Folio Dynamix Acquisition

On November 3, 2014, Actua acquired all of the issued and outstanding stock of FolioDynamix for approximately $205.8 million (which included $0.7 million as a working capital adjustment that occurred in the first quarter of 2015) in cash and $4.1 million of equity value related to rolled stock options.  The $4.1 million fair value of the rolled stock options was determined using a Black-Scholes model that, given the relatively short expected term applied to the model, essentially approximated the intrinsic value of these awards.  Actua allocated the purchase price to the acquired tangible and identifiable intangible assets and liabilities based upon their respective fair values at the date of acquisition. FolioDymanix’s results are included in our consolidated financial statements beginning on November 1, 2014 (as the results of FolioDynamix between November 1, 2014 and November 3, 2014 were deemed insignificant).

ACTUA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

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

(in thousands)
Consideration:
Cash consideration (including $0.7 million of working capital adjustment paid in 2015)	$201,699
Fair value of stock options of FolioDynamix	4,125
$205,824

Recognized amounts of identifiable assets acquired and liabilities assumed:
Financial assets	$9,324
Property, plant and equipment	1,581
Customer lists (10 year life)	23,300
Trademarks, trade names and domain names (5 year life)	8,100
Technology (8 year life)	15,200
Financial liabilities	(14,397)
Contingent consideration	(1,870)
Deferred tax liability	(1,585)
Total identifiable net assets	39,653

Goodwill	166,171
$205,824

As a result of this transaction, Actua recognized $166.2 million of goodwill, which is not deductible for tax purposes.  No specific synergies exist between FolioDynamix and Actua’s other businesses; however, Actua personnel perform various tasks for FolioDynamix, such as certain marketing, legal and finance functions, that, at times, generate cost savings at the company. Actua incurred $1.4 million in transaction costs associated with the FolioDynamix acquisition that were recorded as general and administrative expense during 2014.  The fair value adjustment to the historical deferred revenue reduced deferred revenue by approximately $6.0 million.  FolioDynamix contributed $3.8 million of revenue and $1.1 million of net income to Actua’s 2014 consolidated results.  See Subsection, “Pro forma information” of this Note 4 for further pro forma information on revenue, net income (loss) and net income (loss) per share.

Other Acquisitions

On August 8, 2014, MSDSonline acquired Knowledge Management Innovations, LTD (“KMI”) for $11.5 million, subject to working capital adjustments, including a contingent earn-out payment of up to $2.0 million tied to certain performance measures that may become due in 2016. MSDSonline has estimated the allocation of the purchase price to the acquired tangible and identifiable intangible assets and liabilities based upon their provisional respective fair values at the date of acquisition.

On October 1, 2014, Bolt acquired certain assets of Ludwig-Walpole Company Inc. (“Ludwig”) for $2.1 million in cash. The acquisition was accounted for under the acquisition method.  Bolt allocated the purchase price provisionally to the acquired tangible and identifiable intangible assets and liabilities based upon their respective fair values as of the date of acquisition. Bolt will complete its purchase price allocation of Ludwig by September 30, 2015.

ACTUA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

On December 17, 2014, GovDelivery acquired NuCivic for $5.1 million of consideration, consisting of $2.0 million in cash payments (including a $0.6 million deferred payment) and $3.1 million of GovDelivery stock. The acquisition was accounted for under the acquisition method. GovDelivery has allocated the purchase price to the acquired tangible and identifiable intangible assets and liabilities based upon their respective fair values as of the date of acquisition.

The allocations of the KMI, Ludwig and NuCivic purchase prices to identified intangible assets and tangible assets and liabilities are as follows (in thousands):

	KMI	Ludwig	NuCivic
Net assets acquired:
Goodwill	$6,735	$314	$1,257
Customer lists (5-11 year life)	2,900	2,658	202
Trademarks, trade names and domain names (5-11 year life)	300	-	330
Technology (5 year life)	400	-	-
Non-compete agreement (5 year life)	-	164	14
Other net assets (liabilities)	1,165	-	197
	$11,500	$3,136	$2,000

Redeemable Noncontrolling Interest

Certain GovDelivery stockholders have the ability to require GovDelivery to redeem their shares in 2016 based on a fair value determination.  Additionally, certain MSDSonline stockholders have the ability to require MSDSonline to redeem their shares in 2016 and 2017 based on a fair value determination. Because those redemptions are outside the control of the respective businesses, Actua has classified this noncontrolling interest outside of equity and will accrete to its estimated redemption value with an offset to additional paid-in capital. This noncontrolling interest is classified as “Redeemable noncontrolling interest” in Actua’s Consolidated Balance Sheets.

The following is a reconciliation of the activity related to Actua’s redeemable noncontrolling interest during the three months ended March 31, 2015 and 2014 (in thousands):

Balance at December 31, 2013	$3,442
Redeemable noncontrolling interest portion of subsidiary net income/(loss)	11
Accretion to estimated redemption value	594
Impact of subsidiary equity transactions	7
Balance at March 31, 2014	$4,054

Balance at December 31, 2014	$6,221
Redeemable noncontrolling interest portion of subsidiary net income/(loss)	(68)
Accretion to estimated redemption value	1,303
Equity transfer among owners	(3,339)
Impact of subsidiary equity transactions	(631)
Balance at March 31, 2015	$3,486

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

Pro Forma Information

The information in the following table represents the revenue, net income (loss) from continuing operations attributable to Actua Corporation and the net income (loss) from continuing operations per diluted share attributable to Actua Corporation for the three-month period ended March 31, 2014, had Actua owned FolioDynamix, Bolt owned Ludwig, GovDelivery owned NuCivic and MSDSonline owned KMI during that entire period. The information for the three-month period ended March 31, 2015 is shown for comparative purposes only.

	Three Months Ended March 31,
	2015	2014
	(in thousands, except per share data)

Revenue	$30.6	$26.6
Net income (loss) from continuing operations attributable to Actua Corporation	$(14.8)	$(11.8)
Net income (loss) from continuing operations per diluted share attributable to Actua Corporation	$(0.40)	$(0.32)

5. Equity and Cost Method Businesses

Equity Method Businesses

The following unaudited summarized financial information relates to, and has been compiled from the financial statements of, Actua’s businesses accounted for under the equity method of accounting as of December 31, 2014. During the three months ended March 31, 2015, Actua received a loan repayment from Acquirgy, Inc. (“Acquirgy”) in the amount of $0.4 million. Acquirgy is in the process of winding down its operations, and Actua does not expect to receive any proceeds in connection with the wind-down.

ACTUA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

Balance Sheets (Unaudited)

December 31,
2014 (1)
(in thousands)

Cash and cash equivalents	$4,487
Other current assets	966
Non-current assets	51
Total assets	$5,504

Current liabilities (including current portion of long-term debt)	$9,411
Non-current liabilities	57
Long-term debt	-
Stockholders' deficit	(3,964)
Total liabilities and stockholders' deficit	$5,504

Total carrying value	$-

(1)	Includes (Actua voting ownership): Acquirgy (25%).

Results of Operations (Unaudited)

Three Months Ended
March 31, 2014 (1)
(in thousands)
Revenue	$2,554

Net income (loss)	$(441)

Equity income (loss) excluding impairments and
amortization of intangible assets	$(264)
Amortization of intangible assets	(48)
Total equity income (loss)	$(312)

(1)	Includes Acquirgy, which ceased operations in 2015, and CIML, LLC (“CIML”), which ceased operations in 2014.

Cost Method Businesses

Actua’s carrying value of its holdings in cost method businesses was $18.1 million and $17.7 million as of March 31, 2015 and December 31, 2014, respectively. Those amounts are reflected in the line item “Equity and cost method businesses” in Actua’s Consolidated Balance Sheets as of the relevant dates.

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

ACTUA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

During the three months ended March 31, 2015, Actua received a distribution from Anthem that resulted in proceeds of $1.0 million, and recorded a gain in that amount that is reflected in the line item, “Other income (loss), net” in Actua’s Consolidated Statements of Operations for the three months ended March 31, 2015.

Impairments

Actua performs ongoing business reviews of its equity and cost method businesses to determine whether Actua’s carrying value in those businesses is impaired. Actua determined its carrying value in its equity and cost method businesses was not impaired during the three months ended March 31, 2015 and 2014, and the year ended December 31, 2014.

6. Fair Value Measurements

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

The fair value hierarchy of Actua’s financial assets measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 was as follows (in thousands):

		Valuation
	Asset (liability) at	Technique
	March 31, 2015	(Approach)	Level 1	Level 2	Level 3

Cash equivalents (money market accounts)	$71,975	Market	$71,975	$-	$-
Acquisition contingent consideration obligations	(3,260)	Income	-	-	(3,260)
	$68,715		$71,975	$-	$(3,260)

		Valuation
	Asset (liability) at	Technique
	December 31, 2014	(Approach)	Level 1	Level 2	Level 3

Cash equivalents (money market accounts)	$77,935	Market	$77,935	$-	$-
Acquisition contingent consideration obligations	(3,088)	Income	-	-	(3,088)
	$74,847		$77,935	$-	$(3,088)

ACTUA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

As of March 31, 2015 and December 31, 2014, Actua accounts for three contingent consideration obligations. One, a contingent earn-out payment related to MSDSonline’s acquisition of KMI, was a component of MSDSonline’s purchase price for KMI. The remaining two contingent obligations relate to acquisitions made by FolioDynamix prior to Actua’s acquisition of FolioDynamix. The three obligations were fair valued on the respective dates of acquisition using Monte Carlo simulation models that yielded a value of $3.1 million of aggregate obligations. Although the obligations in the aggregate could range from $1.5 million to $5.5 million, Actua has determined, through the update of the models, Actua’s calculations and/or qualitative analysis, that there has been little change in the value through March 31, 2015. These obligations are valued at $3.3 million as of March 31, 2015. The contingent consideration obligations related to FolioDynamix’s acquisitions become due, if at all, in 2015 and, accordingly, are classified as short-term liabilities on Actua’s Consolidated Balance Sheets; the remaining contingent consideration obligation related to MSDSonline’s acquisition of KMI will become due, if at all, in 2016 and has been classified as a long-term on Actua’s Consolidated Balance Sheets.

7. Debt

On August 9, 2013, Bolt entered into certain loan agreements with Neurone II Investments G.P. Ltd. (“Neurone”). Those agreements provide for a term loan of $0.5 million that is subject to an interest rate of 8.0% and matured on August 9, 2014 with options that extended the maturity date to August 9, 2015. The loan has a fair value of $0.5 million as of both March 31, 2015 and December 31, 2014. As of both March 31, 2015 and December 31, 2014, $0.5 million is outstanding under the term loan, and is included in the line item “Current maturities of long-term debt” in Actua’s Consolidated Financial Statements.

On January 1, 2015, Bolt entered into certain additional loan agreements with Neurone that provide for a term loan of $0.8 million, subject to an interest rate of 8.0% and maturing on May 1, 2016. The loan, which is convertible into shares of Bolt’s preferred stock, has a fair value of $0.8 million as of March 31, 2015.  As of March 31, 2015, $0.8 million is outstanding under the term loan, and is included in the line item “Long-term debt” in Actua’s Consolidated Financial Statements.

8. Treasury Stock

Actua has been authorized, pursuant to a share repurchase program, to repurchase, from time to time, shares of Common Stock in the open market, in privately negotiated transactions or pursuant to trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act. The program was adopted in 2008 and was most recently expanded in 2013 to allow for the repurchase of up to $150.0 million of shares of our Common Stock. During the three months ended March 31, 2015, Actua repurchased 96,277 shares of its Common Stock at an average stock price of $17.66 per share. Actua did not repurchase any shares of its Common Stock during the three months ended March 31, 2014. Since commencement of the program, Actua has repurchased a total of 5,987,849 shares of Common Stock at an average purchase price of $9.23 per share. As of the date of this Report, Actua may repurchase an additional $94.7 million of its Common Stock under the program. All repurchases are reflected in the line item “Treasury stock, at cost” as a reduction of Stockholders’ Equity in Actua’s Consolidated Balance Sheets in the relevant periods.

9. Equity-Based Compensation

Equity-based compensation awards may be granted to Actua employees, directors and consultants under Actua’s 2005 Omnibus Equity Compensation Plan, as such has been amended from time to time (the “Plan”). Generally, the awards vest over a period from one to four years and expire eight to ten years after the grant date. Most businesses in which Actua holds equity ownership interests also maintain their own equity incentive compensation plans.

Actua may issue the following types of equity-based compensation to its employees and non-employee directors: (1) restricted stock and restricted stock units (often subject to performance-based or market-based conditions), (2) stock appreciation rights (SARs), (3) stock options, and (4) deferred stock units (DSUs). Actua’s grants of equity-based compensation are approved by the Compensation Committee of its Board of Directors. The following table summarizes the equity-based compensation recognized in the respective periods; that equity-based compensation is included in operating expenses, primarily in the line item “General and administrative” in Actua’s Consolidated Statements of Operations.

ACTUA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

Equity-based compensation by expense line item on Actua’s Consolidated Statements of Operations (in thousands):

	Three Months Ended March 31,
	2015	2014
Cost of revenue	$26	$19
Sales and marketing	58	41
General and administrative	7,093	3,788
Research and development	45	28
Total Equity-Based Compensation	$7,222	$3,876

Equity-based compensation by equity award type (in thousands, except weighted average years):

	Three Months Ended March 31,		Unrecognized Equity-Based Compensation as of	Weighted Average Years Remaining of Equity-Based Compensation as of
	2015	2014	Mar. 31, 2015	Mar. 31, 2015
Restricted Stock	$6,655	$3,293	$37,632	2.09
SARs	147	250	386	1.32
DSUs	17	146	-	-
	6,819	3,689	38,018
Equity-Based Compensation for Consolidated Businesses	403	187	4,687	3.06
Total Equity-Based Compensation	$7,222	$3,876	$42,705

Restricted Stock

Actua periodically issues shares of restricted stock to its employees, employees of its consolidated businesses and non-management directors. Recipients of restricted stock do not pay cash consideration for the shares and have the right to vote all shares subject to the grant. Any cash dividends paid by Actua in respect of unvested restricted stock would be paid to the holders of outstanding restricted stock at the same time as cash dividends are paid to common stockholders. Any dividends paid by Actua in stock or other property in respect of unvested restricted stock would be paid to the holders of outstanding unvested restricted stock subject to the same terms and conditions related to vesting, forfeiture and non-transferability as the underlying stock.

Share activity with respect to restricted stock awards for the three months ended March 31, 2015 and 2014 was as follows:

	Three Months Ended March 31,
	2015		2014
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Granted	441,256	$16.21	3,095,948	$17.21
Vested	644,247	$19.70	175,771	$12.68
Forfeited	43,660	$17.85	366,666	$9.96

There were 3,508,624 shares and 3,755,275 shares of restricted stock issued and unvested as of March 31, 2015 and December 31, 2014, respectively.

ACTUA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

As of March 31, 2015, issued and unvested shares of restricted stock granted to Actua’s employees vest as follows:

Number of Shares Unvested	Vesting Conditions
1,714,366	Subject to certain market conditions, as discussed below
503,315	Subject to certain performance conditions, as discussed below
1,157,035	25% each year for four years on the anniversary of the grant date
91,666	50% in each of May 2015 and November 2015
24,042	One-third in each of September 2015, March 2016 and September 2016
18,200	100% in July 2015 (granted to Actua's Board of Directors, see subsection below)
3,508,624

Restricted Stock – Awards with Market Conditions

In recent years, Actua has issued restricted stock awards with market-based vesting conditions to its employees and certain employees of its consolidated businesses, the vesting of which is contingent upon specified price targets of Actua’s Common Stock. The equity-based compensation expense for awards with market-based vesting conditions is recorded based on the fair value of the awards, which is determined using a Monte Carlo simulation model at the time the award is granted. For the majority of the market-based awards that are outstanding as of March 31, 2015, the derived service period over which the expense is to be recognized is also determined by the Monte Carlo simulation model. In the event that the market-based conditions are not achieved and the related restricted stock awards are forfeited, equity-based compensation expense is not reversed; if an employee terminates service with Actua prior to completing the service period associated with the award, any compensation expense associated with the unvested award is reversed.

During 2011, a total of 366,666 shares of restricted stock with market-based conditions were granted to Actua’s Chief Executive Officer and Actua’s President. All of those shares will vest if the thirty-day volume-weighted average price per share (“VWAP”) of Actua’s Common Stock price equals or exceeds $25.00 at any time prior to December 31, 2015.  If Actua’s $25.00 VWAP target is not achieved, but Actua’s total stockholder return is in the top 40% of all NASDAQ Component members for the period beginning on the date of grant and ending on December 31, 2015, half of those shares will vest. In the event of a change of control (as defined by the Plan) before December 31, 2015, all of the shares contingent upon the achievement of the aforementioned stock price metrics would automatically vest, and any unrecognized equity-based compensation expense associated with those awards would be immediately recognized. In the event that one or both of the aforementioned stock price metrics are not achieved by December 31, 2015, the relevant shares of restricted stock will lapse unvested.

During the three months ended March 31, 2014, a total of 1,277,500 shares of restricted stock with market-based conditions were granted to certain of Actua’s employees, including Actua’s executive officers, and certain executives of Actua’s consolidated businesses (the “2014 Management Market-Based Awards”) with market-based conditions. The vesting of those shares is contingent upon the 45-trading day VWAP of Actua’s Common Stock meeting or exceeding specified 45-trading day VWAP targets ($28.07, $30.16, $32.38 and $34.71) on or before February 28, 2018, with 25% of the shares vesting upon of each of the targets, provided that, if any of the VWAP targets is achieved prior to February 28, 2016, half of the applicable shares will vest on the date of achievement of the VWAP target, and the remaining half of the shares that would have vested upon achieving the VWAP target will instead vest on February 28, 2016. The unamortized equity-based compensation as of March 31, 2015 related to these market-based awards was $6.8 million and will be recognized as follows: $6.1 million in the remaining nine months of 2015, and $0.7 million in 2016. To the extent the VWAP targets Management-Based Awards are achieved prior to Actua’s recognition of the full amount of related equity-based compensation costs, any related unamortized equity-based compensation expense would be immediately recognized, provided that the respective service conditions have been met. In the event that any of the VWAP targets are not achieved, the relevant shares of restricted stock will lapse unvested.

In April 2014, 50,200 shares of restricted stock were granted to Actua’s non-management employees (the “2014 Employee Market-Based Awards”). The vesting of those shares is contingent upon the 45-trading day VWAP of Actua’s Common Stock meeting or exceeding the same specified 45-trading day VWAP targets as the 2014 Management Market-Based Awards on or before February 28, 2018.

During the three months ended March 31, 2015, 20,000 shares of restricted stock were granted to an executive of one of Actua’s consolidated businesses.  The vesting of those shares is contingent upon the 45-trading date VWAP of Actual’s Common Stock that

ACTUA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

meets or exceeds the same specified 45-day VWAP targets as the 2014 Management Market-Based Awards and the 2014 Employee Market-Based Awards on or before February 28, 2018.

Restricted Stock – Awards with Performance Conditions

Actua also grants restricted stock awards with performance-based vesting conditions to its employees and certain employees of its consolidated businesses, the vesting of which is contingent upon the achievement of specified financial goals. The equity-based compensation expense for awards with performance-based vesting conditions is recorded based on the fair value of the awards, determined by the ending price of Actua’s Common Stock on the date of grant. Actua assesses the probability of the achievement of any performance conditions and adjusts the related equity compensation expense accordingly. In the event that the performance-based conditions are not achieved and the related restricted stock awards are forfeited, equity-based compensation expense related to those awards is reversed.

During 2011, along with the 2011 Executive Market-Based Awards, a total of 366,666 shares of restricted stock were granted to Actua’s Chief Executive Officer and Actua’s President that would vest upon the achievement of specified financial targets (the “2011 Executive Performance-Based Awards”). During the three months ended March 31, 2014, in light of the sale of Procurian Inc. (“Procurian”) in 2013 and the resulting improbability of the achievement of the performance conditions that determined the vesting of the awards, both Actua’s Chief Executive Officer and Actua’s President elected to forfeit those shares of restricted stock. Actua reversed previously-recorded equity compensation cost related to those awards in the amount of $1.5 million during the year ended December 31, 2013, when those performance conditions became improbable of achievement.

During the three months ended March 31, 2014, 244,506 shares of restricted stock were granted to two Actua employees based on performance metrics of GovDelivery for 2014 and 2015.  Those awards vest to the extent the performance metrics are achieved in each year with a maximum vesting of 100,247 shares in the first quarter of 2015 and a maximum vesting of 144,259 shares in the first quarter of 2016.  To the extent the performance metrics are not met, the restricted shares will lapse unvested. During the three months ended March 31, 2015, 56,587 shares and 43,660 shares vested and were forfeited, respectively, related to these awards.

During the three months ended March 31, 2014, in lieu of the right to receive up to 100% of their respective target bonus amounts under the Actua 2014 Performance Plan (the “2014 Performance Plan”) in cash, senior Actua employees, including Actua’s executive officers, were issued a total of 158,942 shares of restricted stock (determined based on the value of 100% of their respective individual target bonuses under the 2014 Performance Plan and the closing price of Actua’s Common Stock of $20.33 per share on February 28, 2014, the date of the restricted stock grant) (such shares, the “2014 Performance Shares”). If and to the extent that an employee’s achievement percentage under the 2014 Performance Plan (1) was greater than or equal to 100%, all of the employee’s 2014 Performance Shares would have vested or (2) was greater than 0% but less than 100%, a portion of that employee’s 2014 Performance Shares would have vested, as determined by the Compensation Committee of Actua’s Board of Directors, based on the quantitative and qualitative goals under the 2014 Performance Plan. All of the 2014 Performance Shares vested during the first quarter of 2015.

During the three months ended March 31, 2015, in lieu of any right to receive up to 150% of their respective target bonus amounts under the Actua 2015 Performance Plan (the “2015 Performance Plan”) in cash, senior Actua employees, including each of Actua’s executive officers, were issued a total of 316,715 shares of restricted stock (determined based on the value of 150% of their respective individual target bonuses under the 2015 Performance Plan and the closing price of Actua’s Common Stock of $16.76 per share on February 27, 2015, the date of the restricted stock grant) (such shares, the “2015 Performance Shares”). If and to the extent that an individual’s achievement percentage under the 2015 Performance Plan (1) is greater than or equal to 150%, all of that employee’s 2015 Performance Shares will vest or (2) is greater than 0% but less than 150%, a portion of that employee’s 2015 Performance Shares will vest, as determined by the Compensation Committee of Actua’s Board of Directors, based on Actua’s quantitative and qualitative goals under the 2015 Performance Plan. In the event that Actua achieves 100% its 2015 Performance Plan targets, two-thirds of the issued shares would vest and the remaining one-third would lapse unvested. Those goals include the achievement of a specified consolidated GAAP revenue goal, the achievement of a specified consolidated adjusted non-GAAP net income/loss goal, the achievement of a specified consolidated adjusted non-GAAP cash flow from operations goal, and the execution of qualitative goals, which consist of (1) allocation of capital and corporate development, (2) execution of strategic initiatives, (3) brand enhancement and (4) reaction to unforeseen market/business conditions.

During the three months ended March 31, 2015, certain executives of Actua’s consolidated businesses were issued a total of 42,341 shares of restricted stock, the vesting of which is contingent upon the achievement of specified performance targets at those respective businesses.  To the extent those performance targets are achieved, the shares will vest in the first quarter of 2016; in the event those performance targets are not achieved, the relevant shares will lapse unvested.

ACTUA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

Restricted Stock – Awards with Service Conditions

Actua grants restricted stock awards to its employees, its Board of Directors and certain employees of its consolidated businesses that vest over a period of time of employee service. The equity-based compensation expense for those time-based awards is recorded based on the fair value of the awards, determined by the ending price of Actua’s Common Stock on the date of grant. In the event that an employee or board member terminates service with Actua (or its consolidated businesses) prior to the vesting of a time-based award, the related restricted stock awards are forfeited and equity-based compensation related to any forfeited award is reversed.

During the three months ended March 31, 2014, 37,500 shares of restricted stock were granted to Actua’s Board of Directors in accordance with Actua’s Amended and Restated Non-Management Director Compensation Plan (the “Director Plan”). Those shares vested during the three months ended March 31, 2015. See “Non-Management Director Equity-Based Compensation” in this Note 9 for additional details regarding equity-based compensation awarded to Actua’s Board of Directors.

During the three months ended March 31, 2014, 1,377,500 shares of restricted stock were granted to certain of Actua’s employees, including Actua’s executive officers, and certain executives of Actua’s consolidated businesses. Those awards vest each year on the anniversary of the grant for four years.  Accordingly, 344,375 shares of restricted stock vested during the three months ended March 31, 2015. The unamortized equity-based compensation as of March 31, 2015 related to those time-based awards was $20.4 million and will be recognized as follows: $5.2 million in the remaining nine months of 2015 and $7.0 million in 2016, $7.0 million in 2017 and $1.2 million in 2018.

In April 2014, 76,200 shares of restricted stock were granted to Actua’s non-management employees. Those awards vest in equal increments on February 28th of each year for four years; accordingly, 18,825 shares of restricted stock vested during the three months ended March 31, 2015. 900 of those shares were forfeited during 2014.

During the three months ended March 31, 2015, 4,000 shares of restricted stock were granted to certain of Actua’s non-management employees.  Those awards vest in equal increments each year for four years on the anniversary of the grant date.

During the three months ended March 31, 2015, 20,000 shares of restricted stock were granted to an executive of one of Actua’s consolidated businesses that vests in equal increments each year for four years on the anniversary of the grant date.

During the three months ended March 31, 2015, 20,000 shares of Actua’s Common Stock were awarded to certain executives of Actua’s consolidated businesses; those shares were not subject to any vesting requirements.  Actua recorded $0.3 million of expense during the three months ended March 31, 2015 related to those awards, which is included in the line item “Restricted Stock” in the equity-based compensation by equity award type table above.

Also during the three months ended March 31, 2015, 18,200 shares of restricted stock were granted to Actua’s non-management Board of Directors in accordance with Actua’s Second Amended and Restated Non-Management Director Compensation Plan (the “Amended Director Plan”) that took effect January 1, 2015.  Those awards vest in July 2015.  See “Non-Management Director Equity-Based Compensation” in this Note 9 for additional details regarding equity-based compensation awarded to Actua’s Board of Directors.

There are various other restricted stock awards that were issued in previous years, vest according to specified service criteria, and remain unvested as of March 31, 2015. Those awards include 91,666 shares of restricted stock granted to Actua’s Chief Executive Officer and Actua’s President during 2011, half of which vest in each of May 2015 and November 2015, and 24,042 shares of restricted stock granted to Actua’s employees during 2012 that vest each March and September beginning in March 2013 and ending on November 2016. The remaining 43,435 shares of restricted stock vest on the various anniversaries of the grants through 2018.

SARs

Each SAR represents the right of the holder to receive, upon exercise of that SAR, which vest shares of Actua Common Stock equal to the amount by which the fair market value of a share of that Common Stock on the date of exercise of the SAR exceeds the base price of the SAR. The base price is determined by the NASDAQ closing price of Actua’s Common Stock on the date of grant (or the closing price on the next trading day if there are no trades in Actua’s Common Stock on the date of grant). The fair value of each SAR is estimated on the grant date using the Black-Scholes option-pricing model. SARs generally vest over four years, with 25% vesting on the first anniversary of the grant date, and the remaining 75% vesting ratably each month over the subsequent 36 months.

ACTUA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

Activity with respect to SARs during the three months ended March 31, 2015 and 2014 was as follows:

	Three Months Ended March 31,
	2015			2014
	Number of SARs	Weighted Average Base Price	Weighted Average Fair Value	Number of SARs	Weighted Average Base Price	Weighted Average Fair Value
Granted	1,500	$16.69	$8.99	-	$-	$-
Exercised (1)	7,897	$10.61	$5.72	293,925	$8.07	$4.70

(1)

The exercise of SARs listed in the three-month period table resulted in the issuance of 1,869 shares and 120,459 shares of Actua’s Common Stock during the three months ended March 31, 2015 and 2014, respectively.

There were 542,085 SARs and 548,482 SARs outstanding as of March 31, 2015 and December 31, 2014, respectively. The aggregate intrinsic value of the SARs outstanding as of March 31, 2015 and December 31, 2014 was $4.2 million and $4.3 million, respectively.

Stock Options

The fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model. Stock options generally vest ratably over four years: 25% vest on the first anniversary of the grant date, and the remaining 75% vest ratably each month over the subsequent 36 months.

There was no activity with respect to stock options during the three months ended March 31, 2015 and 2014. There were 250 stock options outstanding as of both March 31, 2015 and December 31, 2014; the aggregate intrinsic value of the stock options outstanding as of both March 31, 2015 and December 31, 2014 was de minimis.

SARs and Stock Options Fair Value Assumptions

Actua estimates the grant date fair value of SARs and stock options using the Black-Scholes option-pricing model, which requires the input of highly subjective assumptions. Those assumptions include estimating the expected life of the award and estimating volatility of Actua’s stock price over the expected term. Expected volatility approximates the historical volatility of Actua’s Common Stock over the period, commensurate with the expected term of the award. Due to insufficient historical data, Actua used the simplified method to determine the expected life of all SARs and stock options granted under its equity incentive plan from the inception of the plan in 2005 through December 31, 2013.  Actua also used the simplified method to calculate the expected term for the de minimis (500) SARs granted during 2014. Actua believes that it now has sufficient historical data to calculate an expected term for SARs and stock options granted in the future. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for an instrument with a maturity that is commensurate with the expected term of the award. Changes in the above assumptions, the estimated forfeitures and/or the requisite service period can materially affect the amount of equity-based compensation recognized in Actua’s Consolidated Statements of Operations.

The following assumptions were used to determine the fair value of SARs granted to employees by Actua during the three-month period ended March 31, 2015:

Three Months Ended March 31,
2015
Expected volatility	56%
Average expected life of SAR (in years)	6.13
Risk-free interest rate	1.51%
Dividend yield	-%

Non-Management Director Equity-Based Compensation

Actua periodically issues DSUs and/or shares of restricted stock to its non-management directors in accordance with the Director Plan and the Amended Director Plan. Each DSU represents a share of Common Stock into which that DSU will be converted upon the termination of the recipient’s service at Actua.

Non-Management Director Equity-Based Compensation – The Director Plan

ACTUA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The Director Plan was effective through December 31, 2014. Under the Director Plan, non-management directors were entitled to an annual grant for which directors could elect to receive restricted stock or DSUs. During the three months ended March 31, 2014, 37,500 shares of restricted stock and 22,500 DSUs were granted to Actua’s non-management directors, both with a grant date fair value of $17.63, representing the directors’ annual award under the Director Plan. All of those shares of restricted stock and DSUs vested during the three months ended March 31, 2015. During the three months ended March 31, 2014, 30,750 shares of restricted stock and 29,250 DSUs, both with a grant date fair value of $13.09, representing the directors’ annual 2013 annual grant, vested. There were no DSUs issued and unvested as of March 31, 2015. There were 22,500 DSUs issued and unvested as of December 31, 2014.

In 2014, each non-management director was also entitled to receive quarterly cash payments for his service on the Board of Directors and its committees, as applicable, under the Director Plan. Each director had the option to elect to receive DSUs in lieu of all or a portion of those cash fees. Each participating director received DSUs representing shares of Actua’s Common Stock with a fair market value equal to the relevant cash fees (with such fair market value determined by reference to the closing Common Stock price reported by NASDAQ on the date these cash fees otherwise would have been paid). DSUs received in lieu of cash fees were fully vested at the time they were granted and will be settled in shares of Actua’s Common Stock upon the termination of the recipient’s service at Actua. The expense for those DSUs is recorded when the fees to which the DSUs relate are earned and is included in the line item “General and administrative” on Actua’s Consolidated Statements of Operations (but is not reflected in the summarized Equity-Based Compensation table above). During the three months ended March 31, 2015 and 2014, non-management directors received DSUs representing 4,469 shares and 5,913 shares, respectively, of Actua’s Common Stock in lieu of cash for services provided.

Non-Management Director Equity-Based Compensation – The Amended Director Plan

Pursuant to the Amended Director Plan, the compensation of Actua’s non-management directors was modified as follows for 2015:  (1) the form of director retainer fee payments has changed from quarterly cash payments to annual director restricted stock grants (with restricted stock with a six-month vesting period being granted in January 2015 and, thereafter, annual grants being made in connection with Actua’s annual meetings of stockholders)  and (2) the number and frequency of non-management director service grant DSUs/shares of director restricted stock has changed from 7,500 annually to 22,500 triennially (with 7,500 DSUs/shares of director restricted stock vesting on the one-year anniversary of the grant date, and the remaining 15,000 DSUs/shares of Director Restricted Stock vesting in equal quarterly installments over the following two years).  The annual grants of shares of director restricted stock that replaced the quarterly cash retainer fees will (a) be made at the board meeting immediately following the annual meeting of stockholders, (b) be equal in value to the total amount of annual retainer fees that are otherwise payable for the upcoming year (based on the NASDAQ closing price of Actua’s Common Stock on the grant date), (c) vest on the one-year anniversary of the grant date and (d) no longer be subject to a director option to receive DSUs in lieu of the shares. During the three months ended March 31, 2015, 18,200 shares of restricted stock were granted to Actua’s non-management directors (as discussed previously in this Note 9) representing the director retainer fee for the first half of 2015.

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

In conjunction with the NuCivic transaction, GovDelivery granted $3.1 million of restricted stock as partial consideration for the purchase. The expense associated with those awards is being recognized ratably over a four-year vesting period. That expense is included in the line item “Equity-Based Compensation for Consolidated Businesses” in the equity-based compensation by equity award type table above.

ACTUA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

10. Other Income (Loss)

Other Income (Loss), net

Other income (loss), net consists of the effect of transactions and other events relating to Actua’s ownership interests and its operations in general.

During the three months ended March 31, 2015, Actua received a distribution from Anthem that resulted in proceeds of $1.0 million; Actua recorded a gain in that amount for the period. Additionally, Actua received a loan repayment from Acquirgy in the amount of $0.4 million and, since Actua had no remaining basis in Acquirgy, recorded a gain in that amount for the period.

During the three months ended March 31, 2014, in conjunction with the final release of escrowed proceeds from the sale of StarCite, Inc. in 2011, Actua received cash of $0.3 million and recorded a gain in that amount for the period.

11. Income Taxes

Actua Corporation, FolioDynamix (from November 3, 2014, the date of acquisition), GovDelivery, and MSDSonline file a consolidated federal income tax return. Bolt is not included in Actua’s consolidated federal income tax return. For the three months ended March 31, 2015 and 2014, a tax provision was recognized for state and foreign income taxes; no tax benefit for the loss from continuing operations was recognized as Actua maintains a full valuation allowance against its federal net deferred tax assets that it believes, after evaluating all the positive and negative evidence, both historical and prospective, is more likely than not to not be realized.

12. Net Income (Loss) per Share

The calculations of net income (loss) per share were as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2015	2014
	(in thousands, except per share data)
Basic and Diluted:
Income (loss) from continuing operations	$(14,765)	$(10,198)
Income (loss) from discontinued operations	-	48
Net income (loss) attributable to Actua Corporation	$(14,765)	$(10,150)

Basic and Diluted:
Income (loss) from continuing operations per share	$(0.40)	$(0.27)
Income (loss) from discontinued operations per share	-	0.00
Net income (loss) attributable to Actua Corporation per share	$(0.40)	$(0.27)

Shares used in computation of basis and diluted income (loss) per share	36,842	37,096

ACTUA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The following potentially dilutive securities were not included in the computation of diluted net loss per share, as their effect would have been anti-dilutive:

	Units	Weighted Average
	(in thousands)	Price per Share
Three months ended March 31, 2015
SARs	542	$10.72
Restricted stock (1)	3,509	$-

Three months ended March 31, 2014
SARs	939	$9.10
Restricted stock (1)	3,739	$-
DSUs	23	$-
(1)

Anti-dilutive securities include contingently issuable shares unvested as of March 31, 2015 and 2014, the vesting of which is based on performance conditions and market conditions that have not yet been achieved. See Note 9, “Equity-Based Compensation.”

13. Segment Information

The results of operations of our businesses are reported in two segments:  the “vertical cloud” reporting segment and the “vertical cloud (venture)” reporting segment.  The vertical cloud reporting segment reflects the aggregate financial results of Actua’s businesses (1) that share the economic and other characteristics, (2) in which Actua’s management takes a very active role in providing strategic direction and operational support and (3) towards which Actua devotes relatively large proportions of its personnel, financial capital and other resources.  As of the date of this Report, Actua owns majority controlling equity positions in (and therefore consolidates the financial results of) the four businesses in the vertical cloud segment: Bolt, FolioDynamix, GovDelivery and MSDSonline.  Since Actua acquired FolioDynamix on November 3, 2014, FolioDynamix’s results are not included in the Consolidated Financial Statements for the three-month period ended March 31, 2014. The vertical cloud (venture) reporting segment includes businesses with many characteristics similar to those of the businesses in the vertical cloud segment, but in which Actua takes a less active role in terms of strategic direction and operational support, and, accordingly, towards which Actua devotes relatively small amounts of personnel, financial capital and other resources.

During the three months ended March 31, 2015 and 2014, approximately $1.6 million and $0.8 million, respectively, of Actua’s consolidated revenue relates to sales generated outside of the United States, primarily Europe and Canada. As of March 31, 2015 and December 31, 2014, Actua’s assets were located primarily in the United States.

The following summarizes selected information related to Actua’s segments for the three months ended March 31, 2015 and 2014. The amounts presented as “Dispositions” in the following table represent businesses reported as discontinued operations and/or Actua’s share of businesses’ results that had been accounted for under the equity method of accounting but were disposed of. During the three months ended March 31, 2014, Actua received a working capital adjustment of less than $0.1 million related to the sale of Procurian. That amount was recorded as a gain and is included in the line item “”Income (loss) from discontinued operations, including gain on sale, net of tax” in the Consolidated Financial Statements for the three-month period ended March 31, 2014. CIML was accounted for under the equity method of accounting until it ceased operations in September 2014. The gain related to the Procurian working capital adjustment reported as discontinued operations, as well as Actua’s share of CIML’s results (including the related intangible amortization recorded by Actua), which was removed from the vertical cloud (venture) segment, are included in “Dispositions” in the segment information table below for the relevant periods presented.

ACTUA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

	Segment Information
	(in thousands)
				Reconciling Items
	Vertical Cloud	Vertical Cloud (Venture)	Total Segment	Dispositions	Other (1)	Consolidated
Three Months Ended March 31, 2015
Revenue	$30,592	$-	$30,592	$-	$-	$30,592

Net income (loss) attributable to Actua Corporation	$(7,947)	$-	$(7,947)	$-	$(6,818)	$(14,765)

Three Months Ended March 31, 2014
Revenue	$18,422	$-	$18,422	$-	$-	$18,422

Net income (loss) attributable to Actua Corporation	$(4,614)	$-	$(4,614)	$(264)	$(5,272)	$(10,150)

(1) The following table reflects the components of Net income (loss) attributable to Actua Corporation included in Other (in thousands):

	Three Months Ended March 31,
	2015	2014
General and administrative	$(9,291)	$(6,551)
Impairment related and other	(95)	-
Corporate other income (loss) (Note 10)	1,390	294
Interest income	18	81
Net loss attributable to the noncontrolling interest	1,160	904
Net income (loss)	$(6,818)	$(5,272)

	Vertical Cloud	Vertical Cloud (Venture)	Total Segment	Dispositions	Other	Consolidated Results
Assets as of:

March 31, 2015	$427,399	$16,617	$444,016	$2,989	$66,020	$513,025

December 31, 2014	$418,063	$16,117	$434,180	$2,998	$91,920	$529,098

14. Contingencies

During 2008 and 2009, two carried interest plans (one in each year) were established, for which a carried interest of 15% is allocable to Actua’s management participants in each plan. Carried interest will be paid in connection with a liquidity event or income receipt at any of the businesses in which the carried interest plans hold interests, subject to an aggregate specified hurdle threshold and holdback and clawback criteria. Actua has deployed approximately $86 million to date with respect to these plans, including approximately $25.5 million in 2014. Actua’s ownership in Bolt acquired prior to 2015 is held in the 2009 carried interest plan, and the activities over the past few years relative to the 2009 carried interest plan primarily relate to cash deployment from Actua to achieve its objectives of increasing its ownership in, and supporting the cash needs of, Bolt. Beginning in 2015, any additional cash deployment to Bolt will not be included in the carried interest plans. Other than the stake in Bolt held by the 2009 carried interest plan, the assets held by the carried interest plans are immaterial to Actua. Actua does not expect a liquidity or income receipt at any of the relevant businesses to occur in the near future, and, accordingly, Actua has not recorded a liability with respect to these plans. Once a liquidity event or income receipt at any of the relevant businesses that would yield proceeds in excess of the calculated hurdle rate occurs, and a payment becomes probable and estimable, Actua would record the appropriate liability. Payments against that liability would occur thereafter subject to relevant holdbacks and clawbacks. As of March 31, 2015, the aggregate specified hurdle thresholds related to both carried interest plans had not been met.

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

As of the date of this Report, we own substantial majority controlling equity positions in (and therefore consolidate the financial results of) each of the four businesses in our vertical cloud segment: Bolt (of which we own 70%), FolioDynamix (of which we own 99%), GovDelivery (of which we own 92%) and MSDSonline (of which we own 98%).

Our vertical cloud (venture) reporting segment includes businesses with many characteristics similar to those of the businesses in our vertical cloud segment, but in which we take a less active role in terms of strategic direction and operational support, and, accordingly, towards which we devote relatively small amounts of personnel, financial capital and other resources. Each of the two businesses in our vertical cloud (venture) reporting segment, InstaMed and Parchment, is accounted for under the cost method of accounting (see Note 2, “Significant Accounting Policies,” to our Consolidated Financial Statements) since we own less than 20% in each of these businesses.

As described in expanded detail below, each of our four vertical cloud businesses, Bolt, FolioDynamix, GovDelivery and MSDSonline, offers cloud-based products and services that address the needs of a specific vertical market or industry. Each of those businesses competes with one or more traditional or cloud-based software firms, some of which have a horizontal/multi-industry focus and some of which may have better name recognition and greater financial and other resources than our businesses do. We believe that each of our businesses is well-positioned to compete with those firms because of, among other things, the vertical domain expertise and vertically-focused technology that we have cultivated.

Our focus on serving vertical markets, each of which has customers with similar needs and challenges, allows for narrowly-focused and rapid product development, which results in technology that is often better suited than a horizontal solution to address customer needs and challenges. In addition, our proprietary, scalable and secure multi-tenant architecture enables us to have relatively lower research and development expenses than traditional software companies. Based in large part on those advantages, we have invested, and will continue to invest, heavily in research and development at each of our businesses to continue to develop differentiated, vertically-focused cloud-based offerings, which are highlighted by:

•	the more than 3,000 commercial and personal property and casualty insurance products from over 60 carriers that Bolt is able to offer through its platform;
•

the broad reach of FolioDynamix’s wealth management platform, which serviced approximately $736 billion of AUM as of March 31, 2015, and its complementary investment advisory services, which encompassed approximately $22 billion of AUM (of which $4.1 billion are Regulatory Assets Under Management) as of March 31, 2015;

•	GovDelivery’s subscriber base of more than 80 million interested citizens; and
•	MSDS’s industry-leading proprietary database, which contains over 8.0 million safety data sheets.

Another key component of our business strategy, in addition to our multi-vertical domain expertise and effective and efficient research and development, is the leverage inherent in the recurring revenue generated by our cloud-based software delivery model. In part because our customers are required to make periodic payments to continue receiving access to our cloud-based products and services, we have established long-term relationships with our customers, many of which are governed by multi-year contracts that have historically high renewal rates.  The consistent revenue stream provided by our recurring revenue model, coupled with our relatively high gross margins, allow us to drive revenue growth more consistently over time through investment in lead generation, sales and marketing. In order to ensure that we are effectively leveraging our cloud-based model, we closely monitor and manage the revenue growth rates, along with the gross margins, number of customers and a variety of customer retention and sales efficiency metrics, at each of our businesses. In the first quarter of 2015:

•

Bolt’s revenue was consistent with the corresponding prior year period but is expected to reflect growth from the prior year through the rest of 2015. During the three months ended March 31, 2015, it served approximately 2,100 independent commercial and personal property and casualty insurance agent customers, five large commercial and personal property and casualty insurance carrier-agency customers, four customers who are non-traditional sellers of commercial and personal property and casualty insurance products and one state commercial and personal property and casualty insurance exchange customer;

•

FolioDynamix’s revenue grew approximately 27% from the corresponding prior year period (for which Actua did not own FolioDynamix), and, during the three months ended March 31, 2015, it served over 200 customers consisting of a variety of financial services organizations, such as brokerage firms, banks (trust and retail), large RIAs and RIA networks and other fee-based managed account providers;

•

GovDelivery’s revenue grew approximately 25% from the corresponding prior year period, and, during the three months ended March 31, 2015, it served over 1,000 government entities, agencies and organizations at the national, state and local levels in both the United States and Europe; and

•

MSDSonline’s revenue grew approximately 41% from the corresponding prior year period. During the three months ended March 31, 2015, it served close to 11,000 customers, 75% of which are platform customers, consisting of large and mid-market North American businesses in a wide variety of industries.

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

The insurance intermediary business is highly competitive, and numerous firms, some of which have substantially greater financial and other resources, name recognition and market presence than Bolt, actively compete with Bolt for customers and insurance markets. Competition in the insurance business is largely based on innovation, quality of service and price. A number of insurance companies directly sell insurance, primarily to individuals, and do not pay commissions to third-party agents and brokers. In addition, the cloud has increasingly become a source for the direct placement of personal business lines.  We believe that Bolt’s unique platform and the product and technology connectivity that it offers allows Bolt to compete in the insurance market. In the first quarter of 2015, Bolt spent approximately $1.3 million on research and development activities.

As of March 31, 2015, Bolt had 213 employees, of which 5 are employees were part-time employees.

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

FolioDynamix’s customers, which include a variety of financial services organizations, such as brokerage firms, banks (trust and retail), large registered investment advisors RIAs and RIA networks and other fee-based managed account providers, access specified bundles of platform applications through the cloud on a periodic (usually multi-year) subscription basis; FolioDynamix sells the periodic subscriptions directly to its customers through its internal sales team.

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

FolioDynamix’s five largest customers in terms of revenue generation represented more than half of its revenue in the three months ended March 31, 2015. Although a loss of one or more of these customers (most of which have been signed to long-term contracts through at least 2017) would have a negative impact on FolioDynamix’s financial results and condition, FolioDynamix does not have any customer the loss of which would have a materially adverse financial impact on our vertical cloud businesses as a whole.

The market for wealth management software and advisory services is fragmented, competitive and rapidly changing. When selling its software to large financial services organizations, FolioDynamix faces competition from software companies who provide end-to-end, cloud-based solutions and an even larger number of software companies that offer individual point solutions; some of these companies may have better name recognition and financial and other resources than FolioDynamix. To a lesser degree, the company competes with in-house solutions that its current and prospective clients may develop. We believe that FolioDynamix’s sophisticated, highly-scalable, comprehensive cloud-based technology platform, along with its deep wealth management domain knowledge and processes, particularly in the areas of research and regulatory compliance, provide it with a strong position in the wealth management software and advisory services market. In the first quarter of 2015, FolioDynamix spent approximately $1.9 million on research and development activities.

As of March 31, 2015, FolioDynamix has 98 employees, of which 3 employees are part-time employees.

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

The market for digital communication solutions in general is fragmented, highly competitive and rapidly changing. GovDelivery provides its solutions exclusively to the public sector, while its competitors generally focus on digital marketing solutions targeting either the small business market or the private sector enterprise market. To a lesser degree, GovDelivery competes with in-house solutions that its current and prospective customers may develop. We believe that GovDelivery’s cloud-based technology and domain expertise, which manifests itself in strong relationships with many government entities, a subscriber base of more than 80 million interested citizens and a unique understanding of the day-to-day communication challenges faced by public sector clients, allows it to compete effectively against other digital communications service providers, some of which may have more name recognition and financial and other resources than GovDelivery. In the first quarter of 2015, GovDelivery spent approximately $2.6 million on research and development initiatives.

As of March 31, 2015, GovDelivery has 189 employees, of which 10 employees are part-time employees.

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

Additionally, in part through its acquisition of KMI in 2014, MSDSonline offers a comprehensive suite of cloud-based EH&S tools that allow customers to gain visibility into, and control risk at, their companies in the areas of incident management, audit and inspection training, compliance management, risk analysis, greenhouse gas reporting and sustainability metrics and reporting.

MSDSonline has around 10,000 customers, 75% of which are platform customers, and none of which accounts for a material portion of the company’s annual revenues. The market for EH&S software is fragmented and competitive. When selling its applications and services to large organizations, MSDSonline faces competition from both large horizontal/multi-industry software companies that offer EH&S modules and smaller software companies focused solely on EH&S markets; some of these software companies provide cloud-based software solutions, while others offer only traditional, on-premise software solutions. In the large enterprise EH&S market, MSDSonline often competes with incumbent vendors, many of which have more name recognition and financial and other resources than MSDSonline. In the mid-market, MSDSonline competes sometimes with smaller software companies but more often with home-grown (often manual/offline) solutions that current and propective customers may develop. We believe that MSDSonline’s unparalleled proprietary database, which contains over 8.0 million safety data sheets, along with its cloud-based, EH&S-focused technology, its sales and marketing expertise and its deep EH&S and regulatory domain knowledge, provides MSDSonline with a strong competitive position relative to both large and small companies offering competing EH&S software solutions. In the first quarter of 2015, MSDSonline spent approximately $1.3 million on research and development initiatives.

As of March 31, 2015, MSDSonline had 286 employees, all of which were full-time employees.

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

	Segment Information
	(in thousands)
				Reconciling Items
	Vertical Cloud	Vertical Cloud (Venture)	Total Segment	Dispositions	Other	Consolidated
Three Months Ended March 31, 2015
Revenue	$30,592	$-	$30,592	$-	$-	$30,592

Net income (loss) attributable to Actua Corporation	$(7,947)	$-	$(7,947)	$-	$(6,818)	$(14,765)

Three Months Ended March 31, 2014
Revenue	$18,422	$-	$18,422	$-	$-	$18,422

Net income (loss) attributable to Actua Corporation	$(4,614)	$-	$(4,614)	$(264)	$(5,272)	$(10,150)

Results of Operations – Vertical Cloud Businesses

For the Three Months Ended March 31, 2015 and 2014

The following presentation includes the consolidated results of Bolt, FolioDynamix (for the 2015 period), GovDelivery and MSDSonline.

	Three Months Ended March 31,		Quarterly Change
	2015	2014	(in thousands)	(percentage)
	(in thousands)
Selected data:
Revenue	$30,592	$18,422	$12,170	66%

Cost of revenue	(9,732)	(4,899)	(4,833)	-99%
Sales and marketing	(11,236)	(8,531)	(2,705)	-32%
General and administrative	(6,145)	(3,458)	(2,687)	-78%
Research and development	(7,093)	(3,253)	(3,840)	-118%
Amortization of intangible assets	(4,016)	(2,301)	(1,715)	-75%
Impairment related and other	(79)	-	(79)	-100%
Operating expenses	(38,301)	(22,442)	(15,859)	-71%
Operating Income	(7,709)	(4,020)	(3,689)	-92%
Interest and other	(61)	(500)	439	88%
Income tax benefit (expense)	(177)	(94)	(83)	-88%
Net loss	$(7,947)	$(4,614)	$(3,333)	-72%

Revenue

Revenue from the three months ended March 31, 2014 to the three months ended March 31, 2015 increased $12.2 million, primarily due to (1) our acquisition of FolioDynamix in November 2014, MSDSonline’s acquisition of KMI in August 2014, Bolt’s acquisition of certain assets of Ludwig in October 2014 and GovDelivery’s acquisition of NuCivic in December 2014 and (2) an increase in customers at each of our businesses.  The acquisitions accounted for $9.8 million of additional revenue for the three months ended March 31, 2015 and the addition of new customers at Bolt, GovDelivery and MSDSonline accounted for $2.7 million of additional revenue in the three months ended March 31, 2015.  The increase in customers at our businesses was primarily driven by increased spending on sales and marketing initiatives.  We anticipate that the number of customers at our businesses will continue to increase due to both an increase in the number of cloud-based solutions we offer and an increase in the penetration of those solutions across our existing customer base.  Additionally, we will continue to selectively pursue acquisitions, particularly at our businesses.

Cost of revenue

Cost of revenue for the three months ended March 31, 2015 was $9.7 million, an increase of $4.8 million (or 99%) from cost of revenue of $4.9 million for the three months ended March 31, 2014. The increase was primarily due to increased headcount at our businesses in 2015, primarily driven by our acquisitions noted above, which resulted in higher personnel costs. We also incurred higher expenses for depreciation, occupancy and network services in the three months ended March 31, 2015 than for the comparable 2014 period. As a percentage of revenues, cost of revenues was 33% for the three months ended March 31, 2015 compared to 27% for the comparable 2014 period. Going forward, we anticipate that cost of revenues will increase in absolute dollars as we continue to hire additional personnel and expand our businesses.

Sales and marketing expenses

Sales and marketing expenses for the three months ended March 31, 2015 was $11.2 million, an increase of $2.7 million (or 32%) from $8.5 million of sales and marketing expenses for the three months ended March 31, 2014. The increase was primarily due to increased sales and marketing headcount at our businesses in 2015, primarily from our acquisitions noted above, which resulted in higher personnel costs, as well as increased commissions earned by sales personnel at our businesses. We also incurred more expenses for depreciation, stock-based compensation and occupancy in the three months ended March 31, 2015 than in the comparable 2014 period. As a percentage of revenue, sales and marketing expenses were 37% for the three months ended March 31, 2015 compared to 46% for the comparable 2014 period. As we expand our businesses, we will continue to add resources to our sales and marketing efforts, and, accordingly, we expect that our sales and marketing expenses will continue to increase in absolute dollars.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2015 were $6.1 million, an increase of $2.7 million (or 78%) from $3.5 million of general and administrative expenses for the three months ended March 31, 2014.  The increase was due to increased headcount at our businesses in 2015, primarily from our acquisitions noted above, which resulted in higher personnel costs. General and administrative expenses represented 20% and 19% of revenue for the three-month periods ended March 31, 2015 and

2014, respectively. Going forward, we expect that general and administrative expenses will continue to increase in absolute dollars but will decrease as a percentage of revenue as we expand our business.

Research and development expenses

Research and development expenses for the three months ended March 31, 2015 were $7.1 million, an increase of $3.8 million (or 118%) from $3.3 million for the three months ended March 31, 2014. This increase was primarily due to increased headcount at our businesses in 2015, primarily from our acquisitions noted above, which resulted in higher personnel costs. Also contributing to the increase were higher expenses for depreciation, software subscriptions, stock-based compensation and occupancy in the three months ended March 31, 2015 as compared to the comparable 2014 period. As a percentage of revenues, research and development expenses were 23% for the three months ended March 31, 2015 and 18% for the comparable 2014 period. As we enhance and expand our solutions and applications, we expect that research and development expenses will continue to increase in absolute dollars.

Amortization of intangible assets

Amortization expense for the three months ended March 31, 2015 was $4.0 million, an increase of $1.7 million (or 75%) from $2.3 million of amortization expense for the three months ended March 31, 2014.  The increase in amortization expense was the result of the acquisitions noted above. Over the next few years, we expect that amortization expense will remain consistent in absolute dollars with amounts amortized for 2015.

Impairment-related and other expense

Impairment-related and other expenses for the three months ended March 31, 2015 and March 31, 2014, respectively, primarily related to certain severance expenses.

Interest and other

The decrease in interest and other expense from $0.5 million from the three months ended March 31, 2014 to $0.1 million for the three months ended March 31, 2015 primarily reflects additional interest expense associated with Bolt’s debt obligations in the 2014 period which were repaid at the end of June 2014 and fluctuations in foreign currencies activity.

Income tax benefit (expense)

Our provision for income taxes for the three months ended March 31, 2015 was $0.2 million, which relates to state and foreign income tax expense. No tax benefit for the loss from continuing operations was recognized as Actua maintains a full valuation allowance against its federal net deferred tax assets that it believes is more likely than not to not be realized.

Results of Operations – Vertical Cloud (Venture) Businesses

For the Three Months Ended March 31, 2015 and 2014

During the three months ended March 31, 2014, we held equity ownership interests in Acquirgy and CIML, both of which were included in our vertical cloud (venture) segment.  During that period, we had no basis in Acquirgy and we did not record any amount of equity loss related to that company. During the three months ended March 31, 2015, Acquirgy ceased operations. Actua received a loan repayment from Acquirgy in the three-month 2015 period that, because we had no remaining basis in Acquirgy, resulted in a gain in the amount of $0.4 million, which is included in the line item “Other income (loss), net” in our Consolidated Financial Statements for the three months ended March 31, 2015. During 2014, CIML ceased operations, and accordingly, our share of the results for the 2014 period has been reflected in “Dispositions.” As of March 31, 2015, the vertical cloud (venture) segment includes only cost method companies, which are reflected in the assets of that segment.

Results of Operations – Reconciling Items

For the Three Months Ended March 31, 2015 and 2014

Dispositions

The net impact of those discontinued operations and our share of the results of any disposed equity-method businesses is reflected as “Dispositions” in the “Segment Information” table above. Discontinued operations as of March 31, 2014 related to a working capital adjustment from the sale of Procurian to an affiliate of Accenture plc, which occurred on December 4, 2013. Actua recognized a gain of less than $0.1 million in the three-month 2014 period related to that working capital adjustment, which is included in the line item “Discontinued operations, including gain on sale” in the table below. CIML, which ceased operations in September 2014, is also reflected as a disposition for the three-month 2014 period. Our share of CIML’s results, including related intangible amortization recorded by Actua, has been removed from our vertical cloud (venture) segment and is included in the line item “Equity loss” in the table below.

Equity loss and discontinued operations

	Three Months Ended March 31,		Quarterly Change
	2015	2014	(in thousands)	(percentage)
	(in thousands)
Selected data:
Equity loss	$-	$(312)	$312	100%
Discontinued operations, including gain on sale	-	48	(48)	-100%
Net income	$-	$(264)	$264	100%

Other

For the Three Months Ended March 31, 2015 and 2014

	Three Months Ended March 31,		Quarterly Change
	2015	2014	(in thousands)	(percentage)
	(in thousands)

General and administrative	$(9,291)	$(6,551)	$(2,740)	-42%
Impairment related and other	(95)	-	(95)	-100%
Other income (loss)	1,390	294	1,096	NM
Interest income	18	81	(63)	-78%
Noncontrolling interest (income) loss	1,160	904	256	28%
Net income (loss)	$(6,818)	$(5,272)	$(1,546)	-29%

Corporate general and administrative

Corporate general and administrative expenses increased from the three months ended March 31, 2014 to the three months ended March 31, 2015 primarily due to an increase in equity-based compensation charges related to the equity awards granted during the three months ended March 31, 2014 that contained market, performance and service conditions.

Impairment related and other

Impairment related and other increased from the three months ended March 31, 2014 to the three months ended March 31, 2015 primarily due to severance expenses.

Corporate other income (loss)

Other income (loss) for the three months ended March 31, 2015 was comprised of the receipt of a distribution from Anthem and a loan repayment from Acquirgy. Other income (loss) for the three months ended March 31, 2014 related to the receipt of proceeds that were released from escrow related to the sale of StarCite.

Interest income

Interest income decreased from the three months ended March 31, 2014 to the three months ended March 31, 2015 primarily due to lower cash balances at corporate during the three months ended March 31, 2015.

Noncontrolling interest (income) loss

The increase in the loss attributable to the non-controlling interests in the three months ended March 31, 2015 compared to the three months ended March 31, 2014 is the resultant mix of non-controlling interests with respect to all of Actua’s consolidated businesses with the operating results of Actua’s consolidated businesses.

Liquidity and Capital Resources

As of March 31, 2015, our principal source of liquidity was cash and cash equivalents totaling $88.3 million. Our cash and cash equivalents are comprised primarily of money market funds and commercial paper investments. We fund our operations with cash on hand, cash flow from operations, borrowings at certain of our businesses and proceeds from sales of businesses and other assets. We expect that these sources of liquidity will be sufficient to fund our cash requirements over the next 12 months.

Our future capital requirements will depend on many factors, including our customer and revenue growth rates, customer renewal activity, the timing and extent of research and development efforts, the timing and extent of sales and marketing activities, the decision whether to move into new geographical territories or markets, the introduction of new and enhanced solutions and the continuing market acceptance of our solutions. As part of our business strategy, we currently expect to continue our aggressive sales and marketing campaigns and research and development initiatives. In addition, we actively source and intend to selectively pursue acquisitions, which we could fund using cash, debt, equity or some combination thereof. In connection with any such acquisition, and as part of our capital allocation program, we may purchase additional debt or equity securities from our existing businesses. We may also use cash to repurchase shares of our common stock or purchase additional equity interests.

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

Our cash flows from operating, investing and financing activities of continuing operations, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

	Three months ended March 31,
	2015	2014
	(in thousands)

Cash (used in) provided by operating activities	$(4,406)	$(9,651)
Cash (used in) provided by investing activities	$(2,042)	$(479)
Cash (used in) provided by financing activities	$(8,289)	$(4,759)

Operating activities

Income/(loss) from continuing operations is adjusted for non-cash items that include depreciation and amortization, equity-based compensation charges, other income/loss associated with the disposal of ownership interests in businesses and equity loss. In the three months ended March 31, 2015, the decrease in cash used in operating activities was primarily driven by operating expenses of our overall businesses and includes the spending initiatives related to sales and marketing, partially offset by the net impact of working capital components.

Investing activities

Cash used in investing activities for the three months ended March 31, 2015 primarily related to capital expenditures and a working capital adjustment payment related to our 2014 acquisition of FolioDynamix; it was partially offset by proceeds from distributions. Cash used in investing activities for the three months ended March 31, 2014 primarily related to capital expenditures.

Financing activities

Cash used in financing activities for the three months ended March 31, 2015 primarily related to payments to acquire ownership in two of our consolidated businesses, payments to satisfy tax withholding obligations related to equity transactions and repurchases of our Common Stock. Cash flows used in financing activities for the three months ended March 31, 2014 related to payments to satisfy tax withholding obligations, the repurchase of our Common Stock and repayments of debt.

Working capital and other considerations

Our working capital as of March 31, 2015 of $52.9 million decreased from working capital as of December 31, 2014 of $68.3 million, primarily related to the decrease in cash from the 2014 period. The largest component of the decrease in cash related to cash used in financing activities during the first quarter.

From time to time, we and our businesses are involved in various claims and legal actions arising in the ordinary course of business. We do not expect any liability with respect to any legal claims or actions, either individually or in the aggregate, that would materially affect our financial position or cash flows.

Contractual Cash Obligations and Commercial Commitments

During the three months ended March 31, 2015, GovDelivery entered into an agreement to lease approximately 18,575 square feet of space in Washington, D.C. through 2027. That lease will result in payments in 2016 and 2017 totaling $0.9 million, payments in 2018 and 2019 totaling $2.0 million, and payments thereafter totaling $8.5 million. We had no other material changes to our contractual cash obligations and commercial commitments during the three months ended March 31, 2015 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery of the service has occurred, no significant obligations with regard to implementation remain, the fee is fixed or determinable and collectability is probable.  The following paragraphs provide more specific details regarding the manner in which each of our businesses recognizes revenue.

Bolt generates revenue from (1) SaaS software licenses, (2) maintenance and support services, (3) professional service fees, (4) insurance commissions and (5) subscription fees.

Bolt enters to certain multiple deliverable arrangements primarily related to its software licenses (which are delivered through a cloud-based model), professional services necessary for the functionality of the software and maintenance and support services.  Bolt evaluates each deliverable in a multiple deliverable arrangement to determine whether that deliverable has standalone value. A delivered element has standalone value if the element has value to a customer on a standalone basis (supported by whether Bolt routinely provides these elements independent of other products and/or services, or a third-party vendor could provide a similar service to the customer). Additionally, Bolt considers whether there is a customer-negotiated refund or return right for the delivered element. If these criteria are not met, the deliverable is combined with the undelivered elements and the allocation of the arrangement consideration and revenue recognition are determined for the combined and recognized over the applicable contract term.

For Bolt’s professional services or other deliverables that are determined to have standalone value, we allocate the total revenue to be earned under the arrangement among the various elements based on a selling price hierarchy using the relative selling price method. The selling price for a deliverable is based on its vendor specific objective evidence (VSOE), if available, third party evidence (TPE), if VSOE is not available, or the best estimated selling price (ESP), if neither VSOE nor TPE is available. VSOE of selling price is based on the normal pricing and discounting practices for those products and services when sold separately. TPE of selling price is determined by evaluating largely similar and interchangeable competitor products or services in standalone sales to similarly situated customers. ESP is established considering factors such as margin objectives, discounts from list prices, market conditions, and competition.  ESP represents the price at which the company would transact for the deliverable if it were sold by the company regularly on a standalone basis.

Generally, under Bolt’s cloud-based software licenses, professional fees essential for the functionality of the software and related maintenance and support services do not have standalone value to Bolts customers and are therefore combined, and revenue is recognized ratably over the applicable contract term.  For deliverables (typically professional service fees), which have been determined to have standalone value, we have historically concluded that neither VSOE nor TPE can be established and, as such, we have relied on ESP to allocate revenue to each element. Those fees are then recognized as the services are performed and/or the professional service fees have been delivered.

Bolt’s commissions on the premiums from sales of insurance policies are recognized when Bolt has sufficient information to determine (1) the amount that it is owed and (2) that it is probable that the economic benefits associated with the transaction will flow to Bolt. Finally, Bolt recognizes subscription fee revenue over the subscription period, which is generally one month.

Bolt has typically represented a small amount of our historical deferred revenue balances.  Bolt’s contracts are generally billed in annual, quarterly or monthly installments and contain cancelation clauses that usually have significant penalties associated with the cancellation.  Historically, Bolt has experienced very low levels of cancelations.

FolioDynamix generates revenues primarily in the form of (1) recurring software license and subscription fees (2) maintenance and support services, (3) professional services fees from customization and integration services related to its software, (4) professional services fees for customized investment program management and consulting, and (5) investment advisory services.  The initial subscription arrangement term is typically between three and five years.

FolioDynamix’s platform revenue from term software license arrangements is recognized on a subscription basis over the customer contract license term of use.  Revenue from annual maintenance is deferred and recognized on a straight-line basis over the period that the service is provided.  Revenue related to platform implementation professional services is deferred and recognized on a straight-line basis over the contract term.  A small portion of revenue is derived from multiple element contracts for which FolioDynamix cannot separate the license element from the service elements; that revenue is deferred until all elements of the arrangement have been delivered. Revenue under arrangements with multiple elements is allocated under the residual method.  Under the residual method, revenue is allocated first to the undelivered elements based on their VSOE of fair value and the residual amount is applied to the delivered elements.

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

Our FolioDynamix business represents a small amount of our deferred revenue balance at March 31, 2015.  FolioDynamix’s contracts are billed in annual, quarterly or monthly installments and are primarily non-cancellable.

GovDelivery revenue consists of (1) nonrefundable setup fees and (2) SaaS monthly subscription fees. As the setup fees do not have standalone value to the customer, they are combined with subscription fees and are recognized in revenue over the initial contract term.  Costs related to performing setup services are expensed as incurred.

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

MSDSonline derives revenue from two sources: (1) SaaS subscription fees and (2) professional services fees. The vast majority of MSDSonline’s revenue is derived from subscription fees from customers accessing MSDSonline’s database and web-based tools; such revenue is recognized ratably over the applicable contract term, beginning on the contract implementation date. MSDSonline also generates professional services fees from (1) training, (2) authoring of material safety data sheets and (3) compiling of customers’ online libraries of material safety data sheet documents and indexing those documents. Those professional services are generally determined to have standalone value, and the revenue derived from those fees is recognized on a proportional performance basis over the applicable project’s timeline.

Our MSDSonline business typically has represented the majority of our historical deferred revenue balances.  MSDSonline’s contracts are generally billed annually and are non-cancellable.

At each of our businesses, fees associated with professional services for new customers that are not determined to have standalone value are deferred and recognized over the contract term.  We recognize these fees for professional services paid by new customers, which primarily relate to implementation services, over the initial terms of the contracts because, at the time we enter into contracts with new customers, we have no history with such customers and are unable to determine whether the relationship with such customers will extend beyond the terms of the initial contracts.

Equity Income/Loss

We record our share of our businesses’ net income/loss, which is accounted for under the equity method of accounting as equity income/loss. Since we do not control these businesses, this equity income/loss is based on unaudited results of operations of our businesses and may require adjustment in the future when the audits of our businesses are complete. The compilation and review of these results of operations require significant judgment and estimates by management. Actua has no businesses that it accounts for using the equity method of accounting as of March 31, 2015.

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

In May 2014, the FASB issued revenue recognition guidance that provides a single, comprehensive revenue recognition model for all contracts with customers. Under the new guidance, an entity will recognize revenue based on amounts the entity expects to be entitled in exchange for the transfer of goods or services. The new guidance also includes enhanced disclosure requirements. This guidance, which will be applied either retrospectively or as a cumulative-effect adjustment as of the date of adoption, will be effective for Actua beginning on January 1, 2017 (however, the ratification of the FASB’s proposed exposure draft would extend the effective date of this guidance to fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2017). We are in the process of evaluating the adoption alternatives and impact that this new guidance will have on the Consolidated Financial Statements.

In April 2014, the FASB issued accounting guidance on reporting discontinued operations. The new guidance changes the criteria for determining the disposals that qualify as discontinued operations and expands related disclosure requirements. Under the new guidance, a disposal is required to be reported as discontinued operations if the disposal represents a strategic shift that will have a major effect on an entity’s operations and financial results. This guidance, which will be applied prospectively, will be effective for Actua for new disposals and disposal groups classified as held for sale beginning on January 1, 2015; the adoption of this guidance did not have a significant impact on the Consolidated Financial Statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2015, our cash and cash equivalents included $72.0 million that is held primarily in money market accounts. We may be exposed to market risk relating to changes in market interest rates and overall market conditions that could affect the value of our cash and cash equivalents; however, we believe any changes in the fair value of our investment portfolio would be insignificant to our results given current market conditions.

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

ITEM 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Item 1A — “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results. Those are not the only risks facing us, however. Additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value That May Yet Be Purchased Under the Program

Repurchased through 12/31/2014	5,891,572	$9.09	5,891,572	$ 96.4 million
1/1/2015 to 1/31/2015	96,277	$17.66	96,277	$ 94.7 million
2/1/2015 to 2/28/2015	-	$-	-	$ 94.7 million
3/1/2015 to 3/31/2015	-	$-	-	$ 94.7 million
4/1/2015 to 4/30/2015	-	$-	-	$ 94.7 million
5/1/2015 to 5/11/2015	-	$-	-	$ 94.7 million

Total	5,987,849	9.23	5,987,849	$ 94.7 million
(1)	All shares purchased in open market transactions.
(2)	Average price paid per share excludes commissions.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit Index

Exhibit Number	Document

10.1	Actua 2015 Performance Plan (incorporated by reference to Exhibit 10.1 of Actua’s Current Report on Form 8-K, filed March 3, 2015 (File No. 001-16249)).*

10.2	Form of Performance Plan Restricted Share Agreement (incorporated by reference to Exhibit 10.2 of Actua’s Current Report on Form 8-K, filed March 3, 2015 (File No. 001-16249).*

11.1	Statement Regarding Computation of Per Share Earnings (included herein at Note 12 “Net Income (Loss) per Share” to the Consolidated Financial Statements).

31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002, as amended. **

31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002, as amended. **

32.1	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002, as amended. **

32.2	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002, as amended. **

101.0

The following financial information from the Actua Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements. **

*	Management contract or compensatory plan or arrangement.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Actua Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 11, 2015	ACTUA CORPORATION

	By:	/s/ R. KIRK MORGAN
	Name:	R. Kirk Morgan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)