Form 10-Q
period 2015-06-30
Actua Corp
filed 2015-08-10
CIK 1085621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2015.
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The number of shares of the Company’s Common Stock, $0.001 par value per share, outstanding as of August 5, 2015 was 40,819,414 shares.

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
Factors that could cause our actual results, levels of activity, performance or achievements to differ materially from those anticipated in forward-looking statements include, but are not limited to, factors discussed elsewhere in this Report and include, among other things:

•	continued development of the cloud-based software market;

•	the valuation of cloud-based businesses by analysts, investors and other market participants;

•	our ability to compete successfully in highly-competitive, rapidly-developing markets;

•	economic conditions generally;

•	capital spending by customers;

•	our ability to retain existing customer relationships (particularly significant customer relationships) and secure new ones;

•	developments in the vertical markets in which we operate, and our ability to respond to those changes in a timely and effective manner;

•	the availability, performance and security of our cloud-based technology, particularly in light of increased cybersecurity risks and concerns;

•	our ability to retain and motivate current key personnel and to attract new personnel;

•	our ability to deploy capital effectively and on acceptable terms;

•	our ability to successfully integrate any acquired businesses, and any other difficulties related to the acquisition of businesses;

•	the impact of any potential acquisitions, dispositions or other strategic transactions, which may impact our operations, financial condition, capitalization or indebtedness; and

•	our ability to have continued access to capital and to manage capital resources effectively.
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

Item 1. Financial Statements

ACTUA CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Data)

	June 30, 2015	December 31, 2014
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$84,622	$103,134
Restricted Cash	1,064	1,132
Accounts receivables, net of allowance ($523-2015; $790-2014)	22,120	23,134
Deferred tax asset	182	182
Prepaid expenses and other current assets	4,596	3,979
Total current assets	112,584	131,561
Fixed assets, net of accumulated depreciation and amortization ($15,624-2015; $13,757-2014)	9,385	7,947
Goodwill	265,084	265,084
Intangible assets, net	94,951	101,998
Equity and cost method businesses	18,146	17,672
Deferred tax asset	2,900	2,998
Other assets, net	1,792	1,652
Total assets	$504,842	$528,912
LIABILITIES
Current Liabilities
Current maturities of long-term debt	$1,320	$500
Accounts payable	11,092	12,595
Accrued expenses	5,988	8,306
Accrued compensation and benefits	8,845	9,241
Deferred revenue	37,878	33,238
Total current liabilities	65,123	63,880
Long-term debt	—	—
Deferred tax liability	266	266
Deferred revenue	1,401	1,256
Other liabilities	5,459	4,408
Total liabilities	72,249	69,810
Redeemable noncontrolling interests (Note 4, Consolidated Businesses)	8,387	10,346
EQUITY
Actua Corporation’s Stockholders’ Equity
Preferred stock, $0.01 par value; 10,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value; 2,000,000 shares authorized, 46,806 shares (2015) and 46,405 shares (2014) issued	47	46
Treasury stock, at cost 5,988 shares (2015) and 5,892 shares (2014)	(55,509)	(53,807)
Additional paid-in capital	3,561,691	3,553,430
Accumulated deficit	(3,099,288)	(3,069,241)
Accumulated other comprehensive income	40	40
Total Actua Corporation’s Stockholders’ Equity	406,981	430,468
Noncontrolling interests	17,225	18,288
Total equity	424,206	448,756
Total Liabilities, Redeemable noncontrolling interest and Equity	$504,842	$528,912

See accompanying Notes to Consolidated Financial Statements.

ACTUA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$33,536	$19,029	$64,128	$37,451
Operating expenses
Cost of Revenue	9,783	5,519	19,515	10,418
Sales and marketing	12,163	9,585	23,399	18,116
General and administrative	15,966	12,915	31,402	22,924
Research and development	7,373	3,547	14,466	6,800
Amortization of intangibles assets	3,706	2,293	7,722	4,594
Impairment related and other	166	836	340	836
Total operating expenses	49,157	34,695	96,844	63,688
Operating income (loss)	(15,621)	(15,666)	(32,716)	(26,237)
Other income (loss), net	(425)	637	940	937
Interest income	35	146	54	232
Interest expense	(31)	(1,080)	(68)	(1,591)
Income (loss) before income taxes, equity loss and noncontrolling interest	(16,042)	(15,963)	(31,790)	(26,659)
Income tax (expense) benefit	(1)	599	(178)	505
Equity loss	—	(320)	—	(632)
Income (loss) from continuing operations	(16,043)	(15,684)	(31,968)	(26,786)
Income (loss) from discontinued operations, including gain on sale, net of tax	—	1,315	—	1,363
Net income (loss)	(16,043)	(14,369)	(31,968)	(25,423)
Less: Net income (loss) attributable to the noncontrolling interest	(761)	(1,475)	(1,921)	(2,379)
Net income (loss) attributable to Actua Corporation	$(15,282)	$(12,894)	$(30,047)	$(23,044)

Amounts attributable to Actua Corporation:
Net income (loss) from continuing operations	$(15,282)	$(14,209)	$(30,047)	$(24,407)
Net income (loss) from discontinued operations	—	1,315	—	1,363
Net income (loss)	$(15,282)	$(12,894)	$(30,047)	$(23,044)

Basic and diluted income (loss) per share attributable to Actua Corporation:
Income (loss) from continuing operations	$(0.41)	$(0.38)	$(0.81)	$(0.66)
Income (loss) from discontinued operations	—	0.03	—	0.04
Net income (loss)	$(0.41)	$(0.35)	$(0.81)	$(0.62)

Shares used in computation of basic and diluted income (loss) per share	37,123	37,313	36,983	37,205

Net income (loss)	$(16,043)	$(14,369)	$(31,968)	$(25,423)
Other comprehensive income
Unrealized holding gain (loss) in marketable securities	—	—	—	—
Reclassified adjustments/realized net (gains) loss on marketable securities	—	—	—	—
Other accumulated other comprehensive income (loss)	—	—	—	—
Comprehensive income (loss)	(16,043)	(14,369)	(31,968)	(25,423)
Less: Comprehensive income (loss) attributable to noncontrolling interests	(761)	(1,475)	(1,921)	(2,379)
Comprehensive income (loss) attributable to Actua Corporation	$(15,282)	$(12,894)	$(30,047)	$(23,044)
See accompanying Notes to Consolidated Financial Statements.

ACTUA CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In Thousands)
(Unaudited)

	Actua Corporation Stockholders' Equity
					Additional Paid-In Capital	Accumulate Deficit	Accumulated Other Comprehensive Income (AOCI)	Non- controlling Interest	Total
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance as of December 31, 2013	43,333	$43	(5,118)	$(40,998)	$3,536,761	$(3,045,685)	$40	$23,517	$473,678
Equity-based compensation expense related to stock appreciation rights (SARs) and stock options	—	—	—	—	451	—	—	—	451
Equity-based compensation related to deferred stock units (DSUs)	—	—	—	—	246	—	—	—	246
Equity-based compensation related to restricted stock (RS)	—	—	—	—	9,561	—	—	—	9,561
Issuance of DSUs	32	—	—	—	179	—	—	—	179
Issuance of RS, net of forfeitures primarily related to satisfying tax withholdings	2,797	3	—	—	(1,402)	—	—	—	(1,399)
Exercise of SARs and stock options, net of forfeitures related to satisfying tax withholdings	129	—	—	—	(1,348)	—	—	—	(1,348)
Impact of redeemable noncontrolling interest accretion	—	—	—	—	(1,379)	—	—	—	(1,379)
Impact of subsidiary equity transactions	—	—	—	—	654	—	—	(56)	598
Net income (loss)	—	—	—	—	—	(23,044)	—	(2,393)	(25,437)
Balance as of June 30, 2014	46,291	$46	(5,118)	$(40,998)	$3,543,723	$(3,068,729)	$40	$21,068	$455,150

See accompanying Notes to Consolidated Financial Statements.

Actua Corporation
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY – (CONTINUED)
(In Thousands)
(Unaudited)

	Actua Corporation Stockholders' Equity
					Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (AOCI)	Non-controlling Interest	Total
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance as of December 31, 2014	46,405	$46	(5,892)	$(53,807)	$3,553,430	$(3,069,241)	$40	$18,288	$448,756
Equity-based compensation expense related to stock appreciation rights (SARs) and stock options	—	—	—	—	279	—	—	—	279
Equity-based compensation related to deferred stock units (DSUs)	—	—	—	—	36	—	—	—	36
Equity-based compensation related to restricted stock (RS)	—	—	—	—	12,822	—	—	—	12,822
Issuance of DSUs	95	—	—	—	82	—	—	—	82
Issuance of RS, net of forfeitures primarily related to satisfying tax withholdings	304	1	—	—	(3,843)	—	—	—	(3,842)
Exercise of SARs and stock options, net of forfeitures related to satisfying tax withholdings	2	—	—	—	(9)	—	—	—	(9)
Impact of redeemable noncontrolling interest accretion	—	—	—	—	(3,639)	—	—	—	(3,639)
Impact of subsidiary equity transactions	—	—	—	—	2,533	—	—	710	3,243
Repurchase of common stock	—	—	(96)	(1,702)	—	—	—	—	(1,702)
Net income (loss)	—	—	—	—	—	(30,047)	—	(1,773)	(31,820)
Balance as of June 30, 2015	46,806	$47	(5,988)	$(55,509)	$3,561,691	$(3,099,288)	$40	$17,225	$424,206

See accompanying Notes to Consolidated Financial Statements.

ACTUA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
OPERATING ACTIVITIES - continuing operations
Net income (loss)	$(31,968)	$(25,423)
(Income) loss from discontinued operations, including gain on sale, net of tax	—	(1,363)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	10,069	6,196
Equity-based compensation	14,343	10,615
Impairment related and other	340	836
Other (income) loss	(940)	(937)
Equity loss	—	632
Deferred tax asset	76	(800)
Changes in operating assets and liabilities - net of acquisitions:
Accounts receivable, net	1,014	(1,306)
Prepaid expenses and other assets	(757)	229
Accounts payable	(1,503)	1,928
Accrued expenses	474	(1,273)
Accrued compensation and benefits	(396)	(2,587)
Deferred revenue	4,785	2,761
Other liabilities	1,051	(385)
Cash flows provided by (used in) operating activities	(3,412)	(10,877)
INVESTING ACTIVITIES - continuing operations
Capital expenditures, net	(3,919)	(2,303)
Change in restricted cash	68	(50)
Proceeds from sales/distributions of ownership interests	1,415	3,037
Ownership acquisition, net of cash acquired	(1,957)	(198)
Cash flows provided by (used in) investing activities	(4,393)	486
FINANCING ACTIVITIES – continuing operations
Acquisition of noncontrolling interest in subsidiary equity	(3,952)	—
Contingent consideration payments	(1,870)	—
Borrowings of long-term debt	820	—
Repayment of long-term debt and capital lease obligations	(24)	(12,032)
Purchase of treasury stock	(1,704)	—
Tax withholdings related to equity-based awards	(3,858)	(2,735)
Other financing activities	(8)	—
Cash flows provided by (used in) financing activities	(10,596)	(14,767)
Effect of exchange rate on cash flows and cash equivalents	(111)	—
Discontinued Operations
Cash flows provided by (used in) operating activities	—	48
Net increase (decrease) in cash and cash equivalents from discontinued operations	—	48
Net increase (decrease) in cash and cash equivalents	(18,512)	(25,110)
Cash and cash equivalents at beginning of period	103,134	334,656
Cash and cash equivalents at end of period - continuing operations	$84,622	$309,546

See accompanying Notes to Consolidated Financial Statements.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. The Company
Description of the Company
Actua Corporation (together with its subsidiaries, “Actua”), which was formed on March 4, 1996, is a multi-vertical cloud technology company with offerings that it believes create unique and compelling value for our customers and provide transformative efficiency to vertical markets worldwide. As of June 30, 2015, Actua owned four businesses, each of which addresses the needs of a specific vertical market or industry: Bolt Solutions Inc. (“Bolt”), Folio Dynamics Holdings Inc. (“FolioDynamix”), GovDelivery Holdings, Inc. (“GovDelivery”) and MSDSonline Holdings, Inc. (“MSDSonline”). Please refer to Item 1 – “Business” in Actua’s Annual Report on Form 10-K for the year ended December 31, 2014 for a more detailed description of Actua and its businesses.
Basis of Presentation
The Consolidated Financial Statements contained herein (the “Consolidated Financial Statements”) include the accounts of Actua Corporation and its wholly-owned subsidiaries, wholly-controlled subsidiaries and majority-owned subsidiaries.
Actua’s Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014 include the financial position of the following majority-owned subsidiaries:

As of June 30, 2015	As of December 31, 2014
Bolt	Bolt
FolioDynamix	FolioDynamix
GovDelivery	GovDelivery
MSDSonline	MSDSonline

Actua’s Consolidated Statements of Operations and Comprehensive Income (Loss) (its “Consolidated Statements of Operations”) for the three and six months ended June 30, 2015 and 2014 included the results of the following majority-owned subsidiaries:

Three Months Ended June 30,		Six Months Ended June 30,
2015	2014	2015	2014
Bolt	Bolt	Bolt	Bolt
FolioDynamix (1)	GovDelivery	FolioDynamix (1)	GovDelivery
GovDelivery	MSDSonline	GovDelivery	MSDSonline
MSDSonline		MSDSonline

(1) See Note 4, Consolidated Businesses

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
Any changes in Actua’s ownership interest in a consolidated subsidiary, whether through additional equity issuances (whether to Actua or otherwise) by the consolidated subsidiary or through Actua acquiring equity interests from existing shareholders, following which Actua maintains control is recognized as an equity transaction, with appropriate adjustments to both Actua’s additional paid-in capital and the corresponding noncontrolling interests. The difference between the carrying amount of Actua’s ownership interest in the company and the underlying net book value of the company after the issuance of stock by the company is reflected as an equity transaction in Actua’s Consolidated Statements of Changes in Equity.
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
Equity Method. Businesses that are not consolidated, but over which Actua exercises significant influence, are accounted for under the equity method of accounting and are referred to in Note 5, “Equity and Cost Method Businesses.” The determination as to whether or not Actua exercises significant influence with respect to a company depends on an evaluation of several factors, including, among others, representation on the company’s board of directors and equity ownership level, which is generally between a 20% and a 50% interest in the voting securities of an equity method business, as well as voting rights associated with Actua’s holdings in common stock, preferred stock and other convertible instruments in that company. Actua’s share of the earnings and/or losses of the company, as well as any adjustments resulting from prior period finalizations of equity income/losses, are reflected in the line item “Equity loss” in Actua’s Consolidated Statements of Operations. As of June 30, 2015, Actua does not have any businesses accounted for under the equity method of accounting.
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

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. The estimates, which include evaluation of Actua’s convertible debt and equity holdings in businesses, holdings in marketable securities, asset impairment, revenue recognition, income taxes and commitments and contingencies, are based on management’s best judgments. Management evaluates its estimates and underlying assumptions on an ongoing basis using historical experience and other factors, such as the current economic environment, that management believes to be reasonable under the circumstances and adjusts its estimates and assumptions when facts and circumstances dictate that it is necessary or appropriate to do so. It is reasonably possible that Actua’s accounting estimates with respect to the ultimate recoverability of Actua’s ownership interests in convertible debt and equity holdings, goodwill and the useful lives of intangible assets could change in the near term and that the effect of such changes on Actua’s consolidated financial statements could be material. Management believes the recorded amounts of goodwill, intangible assets, equity method businesses and cost method businesses were not impaired as of June 30, 2015.
Goodwill, Intangible Assets, Equity Method Businesses and Cost Method Businesses
Actua evaluates its carrying value in equity method businesses, if any, and cost method businesses continuously to determine whether an other-than-temporary decline in the fair value of any such business exists and should be recognized. In order to make that determination, Actua considers each such business’ achievement of its business plan objectives and milestones, the fair value of its ownership interest in each such business (which, in the case of any company listed on a public stock exchange, is the quoted stock price of the relevant ownership interest), the financial condition and prospects of each such business, and other relevant factors. The business plan objectives and milestones Actua considers include, among others, those related to financial performance, such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature, such as obtaining key business partnerships or the hiring of key employees. Impairment charges are determined by comparing Actua’s carrying value of a business with the business’ estimated fair value. Fair value is determined by using a combination of estimating the cash flows related to the relevant business, including estimated proceeds on disposition, and an analysis of market price multiples of companies engaged in lines of business similar to the business being evaluated. Actua concluded that the carrying value of its equity method businesses and cost method businesses was not impaired as of June 30, 2015 and December 31, 2014.
Actua tests goodwill for impairment annually during the fourth quarter of each year, or more frequently as conditions warrant, and tests intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Actua concluded that its goodwill and intangible assets were not impaired as of June 30, 2015 and December 31, 2014.
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
Bolt enters into certain multiple deliverable arrangements that relate primarily to its software licenses (which are delivered through a cloud-based model), professional services necessary for the functionality of the software and maintenance and support services. Bolt evaluates each deliverable in a multiple deliverable arrangement to determine whether that deliverable has standalone value. A delivered element has standalone value if the element has value to a customer on a standalone basis (supported by whether Bolt routinely provides these elements independent of other products and/or services, or a third-party vendor could provide a similar service to the customer). Additionally, Bolt considers whether there is a customer-negotiated refund or return right for the delivered element. If these criteria are not met, the deliverable is combined with the undelivered elements and the allocation of the arrangement consideration and revenue recognition are determined for the combined elements and recognized over the applicable contract term.

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
Generally, under Bolt’s cloud-based software licenses, professional services essential for the functionality of the software and related maintenance and support services do not have standalone value to Bolt’s customers and are therefore combined, and revenue is recognized ratably over the applicable contract term.  For deliverables (typically professional services) that have been determined to have standalone value, Bolt has historically concluded that neither VSOE nor TPE can be established and, as such, it has relied on ESP to allocate revenue to each element. Those fees are then recognized as the services are performed and/or the professional services are delivered.
Bolt’s commissions on the premiums from sales of insurance policies are recognized when Bolt has sufficient information to determine (1) the amount that it is owed and (2) that it is probable that the economic benefits associated with the transaction will flow to Bolt. Finally, Bolt recognizes subscription fee revenue over the subscription period, which is generally a one-month period.
Bolt has typically represented a small amount of Actua’s historical deferred revenue balances.  Bolt’s contracts are generally billed in annual, quarterly or monthly installments and contain cancellation clauses that usually have significant penalties associated with the cancellation.  Historically, Bolt has experienced very low levels of cancellations.
FolioDynamix
FolioDynamix generates revenues primarily in the form of (1) recurring software license and subscription fees, (2) maintenance and support services, (3) professional services fees from customization and integration services related to its software, (4) professional services fees for customized investment program management and consulting and (5) investment advisory services.  The initial subscription arrangement term is typically between three and five years.
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
Certain revenues earned by FolioDynamix for advisory services require judgment to determine if revenue should be recorded gross (i.e. with FolioDynamix as a principal) or net of related costs (i.e. with FolioDynamix as an agent). In general, these revenues are recognized on a net basis if FolioDynamix does not have control over selecting vendors and pricing, and when the Company is acting as an agent of the supplier.  Revenues from professional services are deemed to not have standalone value and therefore are recognized ratably over the contract term.
FolioDynamix represents a small amount of Actua’s deferred revenue balance at June 30, 2015.  FolioDynamix’s contracts are billed in annual, quarterly or monthly installments and are primarily non-cancellable.
GovDelivery
GovDelivery revenue consists of (1) nonrefundable setup fees and (2) SaaS monthly subscription fees. As the setup fees do not have standalone value to a customer, they are combined with subscription fees and are recognized in revenue over the initial contract term.  Costs related to performing setup services are expensed as incurred.
GovDelivery has typically represented a significant portion of Actua’s historical deferred revenue balances.  GovDelivery’s contracts are generally billed in annual, quarterly, or monthly installments and contain cancellation clauses by which the

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

customer can cancel the contract with 30 days written notice.  In instances of cancellation, the pro rata balance of the agreement would be refundable.  Historically, GovDelivery has experienced very low levels of cancellations.
MSDSonline
MSDSonline derives revenue from two sources: (1) SaaS subscription fees and (2) professional services fees. The vast majority of MSDSonline’s revenue is derived from subscription fees from customers accessing MSDSonline’s database and web-based tools; such revenue is recognized ratably over the applicable contract term, beginning on the contract implementation date. MSDSonline also generates professional service fees from (a) customer training, (b) authoring of safety data sheets for customers and (c) compiling of customers’ online libraries of safety data sheet documents and indexing those documents. Those professional services are generally determined to have standalone value, and the revenue derived from those fees is recognized on a proportional performance basis over the applicable project’s timeline.
MSDSonline has typically represented the majority of Actua’s historical deferred revenue balances.  MSDSonline’s contracts are generally billed annually and are non-cancellable.
At each of Actua’s businesses, fees associated with professional services for new customers that are not determined to have standalone value are deferred and recognized over the contract term.  Actua’s businesses recognize those fees, which primarily relate to implementation, over the initial terms of the contracts because, at the time contracts with new customers are consummated, there is no history with such customers and it cannot be determined whether the relationship with such customers will extend beyond the terms of the initial contracts.
Equity-Based Compensation
Actua recognizes equity-based compensation expense in the Consolidated Financial Statements for all share options and other equity-based arrangements that are expected to vest. Equity-based compensation expense is measured at the date of grant, based on the fair value of the award, and recognized using the straight-line method over the employee’s requisite service period. Equity-based awards with vesting conditions other than service are recognized based on the probability that those conditions will be achieved.
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

Adjustments to Previously Reported Amounts
Immaterial Correction of an Error. During the second quarter of 2015, Actua revised previously reported amounts due to a change from recognizing noncontrolling interests related to FolioDynamix as a component of permanent equity to recognizing those interests as a component of temporary equity in redeemable noncontrolling interests.  In accordance with Staff Accounting Bulletin (SAB) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, management evaluated the materiality of the error from qualitative and quantitative perspectives, and concluded the error was immaterial to the current and prior periods. The correction of the immaterial error resulted in an increase to Redeemable noncontrolling interests of $4.1 million and decreases to Additional paid-in capital and Noncontrolling interests of $1.4 million and $2.7 million, respectively, on Actua’s Consolidated Balance Sheets as of December 31, 2014. This immaterial correction of an error had no impact on Actua's Consolidated Statements of Operations in any period.
Escrow Information
When an interest in one of Actua’s businesses is sold, a portion of the proceeds may be held in escrow primarily to satisfy purchase price adjustments and/or indemnity claims. Actua records gains on escrowed proceeds at the time Actua is entitled to receive those proceeds from escrow, the amount is fixed or determinable and realization is assured. As of June 30, 2015, $4.0 million related to Actua’s potential proceeds from sales of former businesses remained in escrow to satisfy potential or unresolved indemnification claims. Those outstanding escrow amounts are scheduled to be released in 2016, subject to pending and potential indemnity claims pursuant to the terms of the applicable acquisition agreements.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

Concentration of Customer Base and Credit Risk
For the three- and six-month periods ended June 30, 2015 and 2014, none of the customers of Actua’s consolidated businesses represented more than 10% of Actua’s consolidated revenue.
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
In May 2014, the FASB issued revenue recognition guidance that provides a single, comprehensive revenue recognition model for all contracts with customers. Under the new guidance, an entity will recognize revenue based on amounts the entity expects to be entitled in exchange for the transfer of goods or services. The new guidance also includes enhanced disclosure requirements. This guidance, which will be applied either retrospectively or as a cumulative-effect adjustment as of the date of adoption, will be effective for Actua beginning on January 1, 2018. Actua is in the process of evaluating the adoption alternatives and impact that this guidance will have on the Consolidated Financial Statements.
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

3. Goodwill and Intangible Assets
Goodwill
The following table summarizes the activity related to Actua’s goodwill (in thousands):

	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
Goodwill as of December 31, 2014	$265,388	$(304)	$265,084
Change in goodwill during the six months ended June 30, 2015	—	—	—
Goodwill as of June 30, 2015	$265,388	$(304)	$265,084

During the three months ended June 30, 2015, Bolt revised its initial purchase price allocation related to its 2014 acquisition of Ludwig-Walpole Company Inc. ("Ludwig"). During the six months ended June 30, 2015, Actua revised its initial purchase price allocation related to its 2014 acquisition of FolioDynamix. Based on those revisions, Actua retrospectively increased the value of goodwill as of December 31, 2014 by an aggregate amount of $0.9 million, which was offset by a decrease in intangible assets in the amount of $0.3 million, and an increase in financial liabilities in the amount of $0.6 million. The purchase price allocation related to that transaction is detailed in Note 4, “Consolidated Businesses.” As of June 30, 2015 and December 31, 2014, all of Actua’s goodwill was allocated to its vertical cloud segment.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

Intangible Assets
The following table summarizes Actua’s intangible assets from continuing operations (in thousands):

		As of June 30, 2015
		Gross Carrying	Accumulated	Net Carrying
Intangible Assets	Useful Life	Amount	Amortization	Amount
Customer relationships	1-11 years	$74,906	$(18,792)	$56,114
Trademarks/trade names	3-11 years	24,718	(6,036)	18,682
Technology	5-10 years	25,473	(6,132)	19,341
Non-compete agreements	2-5 years	3,645	(3,531)	114
		128,742	(34,491)	94,251
Other intellectual property (1)	2 years-Indefinite	700	—	700
		$129,442	$(34,491)	$94,951

		As of December 31, 2014
		Gross Carrying	Accumulated	Net Carrying
Intangible Assets	Useful Life	Amount	Amortization	Amount
Customer relationships	1-11 years	$74,656	$(14,817)	$59,839
Trademarks/trade names	3-11 years	24,543	(4,322)	20,221
Technology	5-10 years	25,223	(4,263)	20,960
Non-compete agreements	2-5 years	3,645	(3,367)	278
		128,067	(26,769)	101,298
Other intellectual property (1)	2 years-Indefinite	700	—	700
		$128,767	$(26,769)	$101,998

(1) Included in this line item is a domain name valued at $0.3 million that Actua currently believes has an indefinite life, and a domain name with a two-year useful life for which Actua estimated the residual value to approximate its carrying value of $0.4 million as of both June 30, 2015 and December 31, 2014.

Amortization expense for intangible assets during the three and six months ended June 30, 2015 was $3.7 million and $7.7 million, respectively. Amortization expense for intangible assets during the three and six months ended June 30, 2014 was 2.3 million and $4.6 million, respectively.
Remaining estimated amortization expense for the respective years set forth below is as follows (in thousands):

2015 (remaining six months)	$7,477
2016	14,819
2017	14,280
2018	13,163
2019	12,437
Thereafter	32,075
Remaining amortization expense	$94,251

4. Consolidated Businesses
FolioDynamix Acquisition
On November 3, 2014, Actua acquired all of the issued and outstanding stock of FolioDynamix for approximately $201.7 million in cash (which included $0.7 million as a working capital adjustment that occurred in the first quarter of 2015) and $4.1 million of equity value related to rolled stock options.  The $4.1 million fair value of the rolled stock options was determined using a Black-Scholes model that, given the relatively short expected term applied to the model, essentially approximated the intrinsic value of these awards.  Actua allocated the purchase price to the acquired tangible and identifiable intangible assets and liabilities based upon their respective fair values at the date of acquisition. FolioDymanix’s results are included in our

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

consolidated financial statements beginning on November 1, 2014 (as the results of FolioDynamix between November 1, 2014 and November 3, 2014 were deemed insignificant).
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
The following table summarizes the allocation of the consideration paid for FolioDynamix and the estimated fair value of the assets acquired and liabilities assumed.

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
$205,824

Actua recognized $166.2 million of goodwill, which is not deductible for tax purposes, in connection with the FolioDynamix acquisition.  No specific synergies exist between FolioDynamix and Actua’s other businesses; however, Actua personnel perform various tasks for FolioDynamix, such as certain marketing, legal and finance tasks that, at times, generate cost savings at the company. Actua incurred $1.4 million in transaction costs associated with the FolioDynamix acquisition that were recorded as general and administrative expense during 2014.  The fair value adjustment to the historical deferred revenue reduced deferred revenue by approximately $6.0 million.  FolioDynamix contributed $3.8 million of revenue and $1.1 million of net income to Actua’s 2014 consolidated results.  See the, “Pro Forma Information” subsection of this Note 4 for further pro forma information on revenue, net income (loss) and net income (loss) per share.
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

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

On December 17, 2014, GovDelivery acquired NuCivic for $5.1 million of consideration, consisting of $2.0 million in cash payments (including a $0.6 million deferred payment) and $3.1 million of GovDelivery stock. The acquisition was accounted for under the acquisition method. GovDelivery allocated the purchase price to the acquired tangible and identifiable intangible assets and liabilities based upon their respective fair values as of the date of acquisition.
On June 10, 2015, GovDelivery acquired certain assets of Talent Management in Government Inc. ("TMGov") for $0.5 million of consideration, $0.4 million at closing and $0.1 million to be paid after closing. The acquisition was accounted for under the acquisition method. GovDelivery has preliminarily allocated the purchase price to the acquired identifiable intangible assets based upon their respective fair values as of the date of acquisition. GovDelivery expects to complete its purchase price allocation of TMGov by December 31, 2015.
On July 13, 2015, GovDelivery acquired Vox Metropolis Inc. (d/b/a Textizen) ("Textizen") for approximately $2.3 million of consideration, consisting of $1.2 million of cash and $1.1 million of GovDelivery stock. The acquisition will be accounted for under the acquisition method. GovDelivery expects the majority of the purchase price to be allocated to identifiable intangible assets, primarily technology. GovDelivery expects to complete its purchase price allocation of Textizen by December 31, 2015.
The allocations of the KMI, Ludwig and NuCivic purchase prices, and the preliminary allocation of the TMGov purchase price, to identified intangible assets and tangible assets and liabilities are as follows (in thousands):

	KMI	Ludwig	NuCivic	TMGov
Net assets acquired:
Goodwill	$6,735	$455	$1,257	$—
Customer lists (5-11 year life)	2,900	2,366	202	250
Trademarks, trade names and domain names (5-11 year life)	300	—	330	—
Technology (5 year life)	400	—	—	250
Non-compete agreement (5 year life)	—	129	14	—
Other net assets (liabilities)	1,165	—	197	—
	$11,500	$2,950	$2,000	$500

 Redeemable Noncontrolling Interests
Certain GovDelivery stockholders have the ability to require GovDelivery to redeem their shares in 2016 based on a fair value determination.  Certain MSDSonline stockholders have the ability to require MSDSonline to redeem their shares in 2016 and 2017 based on a fair value determination. Certain FolioDynamix shareholders have the ability to require FolioDynamix to redeem their shares in 2018, 2019 and 2020 based on a fair value determination. Because those redemptions are outside the control of the respective businesses, Actua has classified these noncontrolling interests outside of equity and will accrete to the estimated redemption values with an offset to additional paid-in capital. These noncontrolling interests are classified as “Redeemable noncontrolling interests” in Actua’s Consolidated Balance Sheets.
As discussed in Note 2, Significant Accounting Policies, during the second quarter of 2015, Actua corrected an immaterial error and revised previously reported amounts due to a change from recognizing noncontrolling interests related to FolioDynamix as a component of permanent equity to recognizing those interests as a component of temporary equity in redeemable noncontrolling interests.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

The following is a reconciliation of the activity related to Actua’s redeemable noncontrolling interest during the six months ended June 30, 2015 and 2014 (in thousands):

Balance at December 31, 2013	$3,442
Redeemable noncontrolling interest portion of subsidiary net income/(loss)	14
Accretion to estimated redemption value	1,379
Impact of subsidiary equity transactions	(167)
Balance at June 30, 2014	$4,668

Balance at December 31, 2014	$10,346
Redeemable noncontrolling interest portion of subsidiary net income/(loss)	(148)
Accretion to estimated redemption value	3,638
Cash Redemption	(3,339)
Impact of subsidiary equity transactions	(2,110)
Balance at June 30, 2015	$8,387

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
Pro Forma Information
The information in the following table represents the revenue, net income (loss) from continuing operations attributable to Actua Corporation and the net income (loss) from continuing operations per diluted share attributable to Actua Corporation for the three and six-month period ended June 30, 2014, had Actua owned FolioDynamix, Bolt owned Ludwig, GovDelivery owned NuCivic and TMGov, and MSDSonline owned KMI during that entire period. The impact of TMGov on the three and six months ended June 30, 2015 is immaterial; the information for the three and six-month period ended June 30, 2015 is shown for comparative purposes only.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except per share data)
Revenue	$33.5	$28.2	$64.1	$54.8
Net income (loss) from continuing operations attributable to Actua Corporation	$(15.3)	$(15.8)	$(30.0)	$(27.6)
Net income (loss) from continuing operations per diluted share attributable to Actua Corporation	$(0.41)	$(0.42)	$(0.81)	$(0.74)

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

5. Equity and Cost Method Businesses
Equity Method Businesses
The following unaudited summarized financial information relates to, and has been compiled from the financial statements of, Actua’s businesses accounted for under the equity method of accounting as of December 31, 2014. During the six months ended June 30, 2015, Actua received a loan repayment from Acquirgy, Inc. (“Acquirgy”) in the amount of $0.4 million. Acquirgy is in the process of winding down its operations, and Actua does not expect to receive any proceeds in connection with the wind-down.
Balance Sheets (Unaudited)

December 31, 2014 (1)

(in thousands)

Cash and cash equivalents	$4,487
Other current assets	966
Non-current assets	51
Total assets	$5,504

Current liabilities (including current portion of long-term debt)	$9,411
Non-current liabilities	57
Long-term debt	—
Stockholders' deficit	(3,964)
Total liabilities and stockholders' deficit	$5,504

Total carrying value	$—

(1)	Includes (Actua voting ownership): Acquirgy (25%).
Results of Operations (Unaudited)

	Three Months Ended	Six Months Ended
	June 30, 2014 (1)
	(in thousands)
Revenue	$3,254	5,808

Net income (loss)	$(197)	(638)

Equity income (loss) excluding impairments and
amortization of intangible assets	$(272)	(536)
Amortization of intangible assets	(48)	(96)
Total equity income (loss)	$(320)	(632)

(1)	Includes Acquirgy, which ceased operations in 2015, and CIML, LLC (“CIML”), which ceased operations in 2014.
Cost Method Businesses
Actua’s carrying value of its holdings in cost method businesses was $18.1 million and $17.7 million as of June 30, 2015 and December 31, 2014, respectively. Those amounts are reflected in the line item “Equity and cost method businesses” in Actua’s Consolidated Balance Sheets as of the relevant dates.
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

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

During the six months ended June 30, 2015, Actua received a distribution from Anthem that resulted in proceeds of $1.0 million, and recorded a gain in that amount that is reflected in the line item, “Other income (loss), net” in Actua’s Consolidated Statements of Operations for the six months ended June 30, 2015.
Impairments
Actua performs ongoing business reviews of its equity and cost method businesses to determine whether Actua’s carrying value in those businesses is impaired. Actua determined its carrying value in its equity and cost method businesses was not impaired during the six months ended June 30, 2015 and 2014, or the year ended December 31, 2014.

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
The fair value hierarchy of Actua’s financial assets measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 was as follows (in thousands):

		Valuation
	Asset (liability) at	Technique
	June 30, 2015	(Approach)	Level 1	Level 2	Level 3
Cash equivalents (money market accounts)	$73,412	Market	$73,412	$—	$—
Acquisition contingent consideration obligations	(1,603)	Income	—	—	(1,603)
	$71,809		$73,412	$—	$(1,603)

		Valuation
	Asset (liability) at	Technique
	December 31, 2014	(Approach)	Level 1	Level 2	Level 3
Cash equivalents (money market accounts)	$77,935	Market	$77,935	$—	$—
Acquisition contingent consideration obligations	(3,088)	Income	—	—	(3,088)
	$74,847		$77,935	$—	$(3,088)

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

As of June 30, 2015, Actua accounts for a contingent earn-out payment related to MSDSonline’s acquisition of KMI, which was a component of MSDSonline’s purchase price for KMI. That obligation was fair valued on the date of acquisition using Monte Carlo simulation models that yielded a value of $1.2 million. The obligation could range in value from zero to $2.0 million; the fair value as of June 30, 2015 has been determined through the update of models, Actua’s calculations and/or qualitative analysis. The contingent obligation related to MSDSonline’s acquisition of KMI will become due, if at all, in 2016 and has been classified as a long-term liability on Actua's Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014.

As of December 31, 2014, Actua accounted for three contingent consideration obligations. Those obligations consisted of the earn-out payment related to MSDSonline’s KMI acquisition, and two contingent obligations related to acquisitions made by FolioDynamix prior to Actua’s acquisition of FolioDynamix. The two contingent obligations related to FolioDynamix were also fair valued on the respective dates of acquisition using Monte Carlo simulation models that yielded an aggregate value of $1.9 million of obligations. Both contingent consideration obligations related to FolioDynamix’s acquisitions were settled during the three months ended June 30, 2015, and the portion of those payments that represent the initial fair value of the contingent obligations determined as of the acquisition date ($1.9 million) are reflected as cash used in financing activities, with the excess ($0.1 million) reflected as cash used in operating activities, on Actua’s Consolidated Statements of Cash Flows for the six months ended June 30, 2015.

7. Debt
On August 9, 2013, Bolt entered into certain loan agreements with one of its minority shareholders, Neurone II Investments G.P. Ltd. (“Neurone”), which participated in a round of financing. Those agreements provide for a term loan of $0.5 million that is subject to an interest rate of 8.0% and matured on August 9, 2014 with options that extended the maturity date to August 9, 2015. The loan has a fair value of $0.5 million as of both June 30, 2015 and December 31, 2014. As of both June 30, 2015 and December 31, 2014, $0.5 million is outstanding under the term loan, and is included in the line item “Current maturities of long-term debt” in Actua’s Consolidated Financial Statements.
On January 1, 2015, Bolt entered into certain additional loan agreements with Neurone that provide for a term loan of $0.8 million, subject to an interest rate of 8.0% and maturing on May 1, 2016. The loan, which is convertible into shares of Bolt’s preferred stock, has a fair value of $0.8 million as of June 30, 2015.  As of June 30, 2015, $0.8 million is outstanding under the term loan, and is included in the line item “Current maturities of long-term debt” in Actua’s Consolidated Financial Statements.

8. Treasury Stock
Actua has been authorized pursuant to a share repurchase program to repurchase, from time to time, shares of Common Stock in the open market, in privately negotiated transactions or pursuant to trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act. The program was adopted in 2008 and was most recently expanded in 2013 to allow for the repurchase of up to $150.0 million of shares of our Common Stock. Actua did not repurchase any shares during the three months ended June 30, 2015. During the six months ended June 30, 2015, Actua repurchased 96,277 shares of its Common Stock at an average stock price of $17.66 per share. Actua did not repurchase any shares of its Common Stock during the three and six months ended June 30, 2014. Since commencement of the program, Actua has repurchased a total of 5,987,849 shares of Common Stock at an average purchase price of $9.23 per share, or $55.3 million of cash deployed. As of the date of this Report, Actua may repurchase an additional $94.7 million of its Common Stock under the program. All repurchases are reflected in the line item “Treasury stock, at cost” as a reduction of Stockholders’ Equity in Actua’s Consolidated Balance Sheets in the relevant periods.

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
Actua may issue the following types of equity-based compensation to its employees and non-employee directors: (1) restricted stock and restricted stock units (often subject to performance-based or market-based conditions), (2) stock appreciation rights (SARs), (3) stock options, and (4) deferred stock units (DSUs). Actua’s grants of equity-based compensation are approved by its Board of Directors or the Compensation Committee of its Board of Directors. The following table summarizes the equity-

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

based compensation recognized in the respective periods; that equity-based compensation is included in operating expenses, primarily in the line item “General and administrative” in Actua’s Consolidated Statements of Operations.
Equity-based compensation by expense line item on Actua’s Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of revenue	$29	$20	$55	$39
Sales and marketing	79	42	137	83
General and administrative	6,887	6,648	13,980	10,294
Research and development	126	29	171	199
Total Equity-Based Compensation	$7,121	$6,739	$14,343	$10,615

Equity-based compensation by equity award type (in thousands, except weighted average years):

	Three Months Ended June 30,		Six Months Ended June 30,		Unrecognized Equity-Based Compensation as of	Weighted Average Years Remaining of Equity-Based Compensation as of
	2015	2014	2015	2014	June 30, 2015	June 30, 2015
Restricted Stock	$6,167	$6,268	$12,822	$9,561	$33,180	1.98
SARs	133	201	279	451	253	1.35
DSUs	19	99	36	245	1,166	2.95
	6,319	6,568	13,137	10,257	34,599
Equity-Based Compensation for Consolidated Businesses	802	171	1,206	358	9,292	3.34
Total Equity-Based Compensation	$7,121	$6,739	$14,343	$10,615	$43,891

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
Share activity with respect to restricted stock awards for the three and six months ended June 30, 2015 and 2014 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Issued and unvested as of December 31, 2013	1,185,071	$9.52
Granted	3,095,948	$17.21
Vested	(175,771)	$12.68
Forfeited	(366,666)	$9.96
Issued and unvested as of March 31, 2014	3,738,582	$15.70
Granted	135,000	$17.41
Vested	(61,647)	$10.52
Issued and unvested as of June 30, 2014	3,811,935	$15.84

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

	Number of Shares	Weighted Average Grant Date Fair Value
Issued and unvested as of December 31, 2014	3,755,275	$15.94
Granted	441,256	$16.21
Vested	(644,247)	$19.70
Forfeited	(43,660)	$17.85
Issued and unvested as of March 31, 2015	3,508,624	$15.75
Granted	140,416	$13.17
Vested	(63,017)	$10.80
Issued and unvested as of June 30, 2015	3,586,023	$15.74

During the three-month periods ended March 31, 2014, June 30, 2014, March 31, 2015 and June 30, 2015, 46,039 shares, 21,523 shares, 207,649 shares and 26,032 shares, respectively, were surrendered by Actua's employees for satisfying withholding taxes.
As of June 30, 2015, issued and unvested shares of restricted stock granted to Actua’s employees and Board of Directors vest as follows:

Number of Shares Unvested	Vesting Conditions
1,714,366	Subject to certain market conditions, as discussed below
503,315	Subject to certain performance conditions, as discussed below
1,139,850	25% each year for four years on the anniversary of the grant date
45,834	November 2015
24,042	One-third in each of September 2015, March 2016 and September 2016
68,616	27% in July 2015, 73% in June 2016 (granted to Actua's Board of Directors, see subsection below)
90,000	One-third in June 2016, 8% quarterly thereafter (granted to Actua's Board of Directors, see subsection below)
3,586,023
Restricted Stock – Awards with Market Conditions
In recent years, Actua has issued restricted stock awards with market-based vesting conditions to its employees and certain employees of its consolidated businesses, the vesting of which is contingent upon specified price targets of Actua’s Common Stock. The equity-based compensation expense for awards with market-based vesting conditions is recorded based on the fair value of the awards, which is determined using a Monte Carlo simulation model at the time the award is granted. For the majority of the market-based awards that are outstanding as of June 30, 2015, the derived service period over which the expense is to be recognized is also determined by the Monte Carlo simulation model. In the event that the market-based conditions are not achieved and the related restricted stock awards are forfeited, equity-based compensation expense is not reversed; if an employee terminates service with Actua prior to completing the service period associated with the award, any compensation expense associated with the unvested award is reversed.
During 2011, a total of 366,666 shares of restricted stock with market-based conditions were granted to Actua’s Chief Executive Officer and Actua’s President. All of those shares will vest if the 30-day volume-weighted average price per share (“VWAP”) of Actua’s Common Stock price equals or exceeds $25.00 at any time prior to December 31, 2015.  If Actua’s $25.00 VWAP target is not achieved, but Actua’s total stockholder return is in the top 40% of all NASDAQ Component members for the period beginning on the date of grant and ending on December 31, 2015, half of those shares will vest. In the event of a change of control (as defined by the Plan) before December 31, 2015, all of the shares contingent upon the achievement of the aforementioned stock price metrics would automatically vest, and any unrecognized equity-based compensation expense associated with those awards would be immediately recognized. In the event that one or both of the aforementioned stock price metrics are not achieved by December 31, 2015, the relevant shares of restricted stock will lapse unvested.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

In February 2014, a total of 1,277,500 shares of restricted stock with market-based conditions were granted to certain of Actua’s employees, including Actua’s executive officers, and certain executives of Actua’s consolidated businesses (the “2014 Management Market-Based Awards”). The vesting of those shares is contingent upon the 45-trading day VWAP of Actua’s Common Stock meeting or exceeding specified 45-trading day VWAP targets ($28.07, $30.16, $32.38 and $34.71) on or before February 28, 2018, with 25% of the shares vesting upon achievement of each of the targets, provided that, if any of the VWAP targets is achieved prior to February 28, 2016, half of the applicable shares will vest on the date of achievement of the VWAP target, and the remaining half of the shares that would have vested upon achieving the VWAP target will instead vest on February 28, 2016. The unamortized equity-based compensation as of June 30, 2015 related to these market-based awards was $4.4 million and will be recognized as follows: $3.7 million in the remaining six months of 2015, and $0.7 million in 2016. To the extent the 2014 Management Market-Based Awards VWAP targets are achieved prior to Actua’s recognition of the full amount of related equity-based compensation costs, any related unamortized equity-based compensation expense would be immediately recognized, provided that the respective service conditions have been met. In the event that any of the VWAP targets are not achieved, the relevant shares of restricted stock will lapse unvested.
In April 2014, 50,200 shares of restricted stock were granted to Actua’s non-management employees (the “2014 Employee Market-Based Awards”). The vesting of those shares is contingent upon the 45-trading day VWAP of Actua’s Common Stock meeting or exceeding the same specified 45-trading day VWAP targets as the 2014 Management Market-Based Awards on or before February 28, 2018.
During the six months ended June 30, 2015, 20,000 shares of restricted stock were granted to an executive of one of Actua’s consolidated businesses.  The vesting of those shares is contingent upon the 45-trading date VWAP of Actua’s Common Stock meeting or exceeding the same specified 45-day VWAP targets as the 2014 Management Market-Based Awards and the 2014 Employee Market-Based Awards on or before February 28, 2018.
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
During the six months ended June 30, 2014, 244,506 shares of restricted stock were granted to two Actua employees based on performance metrics of GovDelivery for 2014 and 2015.  Those awards vest to the extent the performance metrics are achieved in each year with a maximum vesting of 100,247 shares in the first quarter of 2015 and a maximum vesting of 144,259 shares in the first quarter of 2016.  To the extent the performance metrics are not met, the restricted shares will lapse unvested. During the six months ended June 30, 2015, 56,587 shares and 43,660 shares vested and were forfeited, respectively, related to these awards.
During the six months ended June 30, 2014, in lieu of the right to receive up to 100% of their respective target bonus amounts under the Actua 2014 Performance Plan (the “2014 Performance Plan”) in cash, senior Actua employees, including Actua’s executive officers, were issued a total of 158,942 shares of restricted stock (determined based on the value of 100% of their respective individual target bonuses under the 2014 Performance Plan and the closing price of Actua’s Common Stock of $20.33 per share on February 28, 2014, the date of the restricted stock grant) (such shares, the “2014 Performance Shares”). If    and to the extent that an employee’s achievement percentage under the 2014 Performance Plan (1) was greater than or equal to 100%, all of the employee’s 2014 Performance Shares would have vested or (2) was greater than 0% but less than 100%, a portion of that employee’s 2014 Performance Shares would have vested, as determined by the Compensation Committee of

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

Actua’s Board of Directors, based on the quantitative and qualitative goals under the 2014 Performance Plan. All of the 2014 Performance Shares vested during the first quarter of 2015.
During the six months ended June 30, 2015, in lieu of any right to receive up to 150% of their respective target bonus amounts under the Actua 2015 Performance Plan (the “2015 Performance Plan”) in cash, senior Actua employees, including each of Actua’s executive officers, were issued a total of 316,715 shares of restricted stock (determined based on the value of 150% of their respective individual target bonuses under the 2015 Performance Plan and the closing price of Actua’s Common Stock of $16.76 per share on February 27, 2015, the date of the restricted stock grant) (such shares, the “2015 Performance Shares”). If and to the extent that an individual’s achievement percentage under the 2015 Performance Plan (1) is greater than or equal to 150%, all of that employee’s 2015 Performance Shares will vest or (2) is greater than 0% but less than 150%, a portion of that employee’s 2015 Performance Shares will vest, as determined by the Compensation Committee of Actua’s Board of Directors, based on Actua’s quantitative and qualitative goals under the 2015 Performance Plan. In the event that Actua achieves 100% its 2015 Performance Plan targets, two-thirds of the issued shares would vest and the remaining one-third would lapse unvested. Those goals include the achievement of a specified consolidated GAAP revenue goal, the achievement of a specified consolidated adjusted non-GAAP net income/loss goal, the achievement of a specified consolidated adjusted non-GAAP cash flow from operations goal, and the execution of qualitative goals, which consist of (1) allocation of capital and corporate development, (2) execution of strategic initiatives, (3) brand enhancement and (4) reaction to unforeseen market/business conditions.
During the six months ended June 30, 2015, certain executives of Actua’s consolidated businesses were issued a total of 42,341 shares of restricted stock, the vesting of which is contingent upon the achievement of specified performance targets at those respective businesses.  To the extent those performance targets are achieved, the shares will vest in the first quarter of 2016; in the event those performance targets are not achieved, the relevant shares will lapse unvested.
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
During the six months ended June 30, 2014, 37,500 shares of restricted stock were granted to Actua’s Board of Directors in accordance with Actua’s Amended and Restated Non-Management Director Compensation Plan (the “Director Plan”). Those shares vested during the six months ended June 30, 2015. See “Non-Management Director Equity-Based Compensation” in this Note 9 for additional details regarding equity-based compensation awarded to Actua’s Board of Directors.
During the six months ended June 30, 2014, 1,377,500 shares of restricted stock were granted to certain of Actua’s employees, including Actua’s executive officers, and certain executives of Actua’s consolidated businesses. Those awards vest each year on the anniversary of the grant for four years.  Accordingly, 344,375 shares of restricted stock vested during the six months ended June 30, 2015. The unamortized equity-based compensation as of June 30, 2015 related to those time-based awards was $18.7 million and will be recognized as follows: $3.5 million in the remaining six months of 2015, $7.0 million in 2016, $7.0 million in 2017, and $1.2 million in 2018.
During the three months ended June 30, 2014, 76,200 shares of restricted stock were granted to Actua’s non-management employees. Those awards vest in equal increments on February 28 of each year for four years. Of those shares, 18,825 vested during the six months ended June 30, 2015, and 900 were forfeited during 2014.
During the six months ended June 30, 2015, 4,000 shares of restricted stock were granted to certain of Actua’s non-management employees.  Those awards vest in equal increments each year for four years on the anniversary of the grant date.
During the six months ended June 30, 2015, 20,000 shares of restricted stock were granted to an executive of one of Actua’s consolidated businesses; the shares vest in equal increments each year for four years on the anniversary of the grant date.
During the six months ended June 30, 2015, 20,000 shares of Actua’s Common Stock were awarded to certain executives of Actua’s consolidated businesses; those shares were not subject to any vesting requirements.  Actua recorded $0.3 million of

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

expense during the six months ended June 30, 2015 related to those awards; the expense is included in the line item “Restricted Stock” in the equity-based compensation by equity award type table above.
During the six months ended June 30, 2015, 18,200 shares of restricted stock were granted to Actua’s non-management Board of Directors in accordance with Actua’s Second Amended and Restated Non-Management Director Compensation Plan (the “Amended Director Plan”) that took effect January 1, 2015.  Those awards vest in July 2015.  See “Non-Management Director Equity-Based Compensation” in this Note 9 for additional details regarding equity-based compensation awarded to Actua’s Board of Directors.
During the three months ended June 30, 2015, 140,416 shares of restricted stock were granted to Actua's non-management Board of Directors in accordance with the Amended Director Plan. A portion of those (80,416) shares vest in June 2016; the remaining 60,000 shares vest in increments from September 2016 through June 2018. See “Non-Management Director Equity-Based Compensation” in this Note 9 for additional details regarding equity-based compensation awarded to Actua’s Board of Directors.
There are various other restricted stock awards that were issued in previous years, vest according to specified service criteria, and remain unvested as of June 30, 2015. Those awards include 45,834 shares of restricted stock granted to Actua’s Chief Executive Officer and Actua’s President during 2011 that vest in November 2015, and 24,042 shares of restricted stock granted to Actua’s employees during 2012 that vest each March and September from March 2013 to November 2016. The remaining 26,250 shares of restricted stock vest on the various anniversaries of the grants through 2018.
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

Activity with respect to SARs during the three and six months ended June 30, 2015 and 2014 was as follows:

	Number of SARs	Weighted Average Base Price	Weighted Average Fair Value
Outstanding as of December 31, 2013	1,232,808	$8.86	$4.99
Exercised (1)	(293,925)	$8.07	$4.70
Outstanding as of March 31, 2014	938,883	$9.10	$5.07
Exercised (1)	(24,352)	$9.56	$4.92
Outstanding as of June 30, 2014	914,531	$9.09	$5.06

	Number of SARs	Weighted Average Base Price	Weighted Average Fair Value
Outstanding as of December 31, 2014	548,482	$10.62	$5.79
Granted	1,500	$16.69	$8.99
Exercised (1)	(7,897)	$10.61	$5.72
Outstanding as of March 31, 2015	542,085	$10.64	$5.80
Activity for the three months ended June 30, 2015	—	$—	$—
Outstanding as of June 30, 2015	542,085	$10.64	$5.80

(1)
The exercise of SARs listed above resulted in the issuance of 120,459 shares, 8,634 shares and 1,869 shares of Actua’s Common Stock during the three-month periods ended March 31, 2014, June 30, 2014, and March 31, 2015, respectively. There were no SARs exercised, and, accordingly, no shares of Actua's Common Stock issued as a result of any exercise, during the three months ended June 30, 2015.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

The aggregate intrinsic value of the SARs outstanding as of June 30, 2015 and December 31, 2014 was $2.0 million and $4.3 million, respectively.
Stock Options
The fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model. Stock options generally vest ratably over four years: 25% vest on the first anniversary of the grant date, and the remaining 75% vest ratably each month over the subsequent 36 months.
There was no activity with respect to stock options during the six months ended June 30, 2015 and 2014. There were 250 stock options outstanding as of both June 30, 2015 and December 31, 2014; the aggregate intrinsic value of the stock options outstanding as of both June 30, 2015 and December 31, 2014 was de minimis.
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

The following assumptions were used to determine the fair value of SARs granted to employees by Actua during the six-month period ended June 30, 2015:

Six Months Ended June 30,
2015
Expected volatility	56%
Average expected life of SAR (in years)	6.13
Risk-free interest rate	1.51%
Dividend yield	—
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
Non-Management Director Equity-Based Compensation – The Director Plan
The Director Plan was effective through December 31, 2014. Under the Director Plan, non-management directors were entitled to an annual grant for which directors could elect to receive restricted stock or DSUs. During the three months ended March 31, 2014, 37,500 shares of restricted stock and 22,500 DSUs were granted to Actua’s non-management directors, both with a grant date fair value of $17.63, representing the directors’ annual award under the Director Plan. All of those shares of restricted stock and DSUs vested during the six months ended June 30, 2015.
In 2014, each non-management director was also entitled to receive quarterly cash payments for his service on the Board of Directors and its committees, as applicable, under the Director Plan. Each director had the option to elect to receive DSUs in lieu of all or a portion of those cash fees. Each participating director received DSUs representing shares of Actua’s Common Stock with a fair market value equal to the relevant cash fees (with such fair market value determined by reference to the closing Common Stock price reported by NASDAQ on the date these cash fees otherwise would have been paid). DSUs

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

received in lieu of cash fees were fully vested at the time they were granted and will be settled in shares of Actua’s Common Stock upon the termination of the recipient’s service at Actua. The expense for those DSUs was recorded when the fees to which the DSUs relate were earned and is included in the line item “General and administrative” on Actua’s Consolidated Statements of Operations for the three and six months ended June 30, 2014 (but is not reflected in the summarized Equity-Based Compensation table above). During the six months ended June 30, 2015, non-management directors received DSUs representing 4,469 shares of Actua's Common Stock in lieu of cash for services provided. During the three and six months ended June 30, 2014, non-management directors received DSUs representing 3,755 shares and 9,668 shares, respectively, of Actua’s Common Stock in lieu of cash for services provided.
Non-Management Director Equity-Based Compensation – The Amended Director Plan
Pursuant to the Amended Director Plan, the compensation of Actua’s non-management directors was modified as follows for 2015:  (1) the form of director retainer fee payments changed from quarterly cash payments to annual director restricted stock grants (with restricted stock with a six-month vesting period being granted in January 2015 and, thereafter, annual grants being made in connection with Actua’s annual meetings of stockholders)  and (2) the number and frequency of non-management director service grant DSUs/shares of director restricted stock changed from 7,500 annually to 22,500 triennially (with 7,500 DSUs/shares of director restricted stock vesting on the one-year anniversary of the grant date, and the remaining 15,000 DSUs/shares of Director Restricted Stock vesting in equal quarterly installments over the following two years).  The annual grants of shares of director restricted stock that replaced the quarterly cash retainer fees are (a) made at the board meeting immediately following the annual meeting of stockholders, (b) equal in value to the total amount of annual retainer fees that were previously payable for the year (based on the NASDAQ closing price of Actua’s Common Stock on the grant date), (c) vest on the one-year anniversary of the grant date and (d) no longer be subject to a director option to receive DSUs in lieu of the shares.
During the six months ended June 30, 2015, 18,200 shares of restricted stock with a grant date fair value of $16.10 were granted to Actua’s non-management directors (as discussed previously in this Note 9) representing the director retainer fee for the first half of 2015; those awards vest in July 2015. During the three months ended June 30, 2015, 50,416 shares of restricted stock with a grant date fair value of $13.17 were granted to Actua’s non-management directors (as discussed previously in this Note 9) representing the director retainer fee for the period from the June 12, 2015 grant date through June 12, 2016; those awards vest in June 2016.
Also during the three months ended June 30, 2015, 90,000 shares of restricted stock and 90,000 DSUs (both with a grant date fair value of $13.17) were granted to Actua’s non-management directors representing the directors’ triennial service awards. As detailed above, 30,000 shares of restricted stock and 30,000 DSUs vest in June 2016, and the remaining 60,000 shares of restricted stock and 60,000 DSUs vest in equal quarterly installments beginning in September 2016 and ending in June 2018.
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
In conjunction with Actua’s acquisition of FolioDynamix, stock options with a total fair value of $5.1 million were granted to certain of FolioDynamix’s employees. The majority of those stock options vest as follows: 25% vest in November 2015, and the remaining 75% vest ratably each month through November 2018. The remaining stock options vest upon the achievement of certain performance or market conditions, as well as service conditions; to the extent that the performance or market conditions are not achieved, those stock options will lapse unvested. The expense associated with those awards is being recognized over the relative vesting periods. That expense is included in the line item “Equity-Based Compensation for Consolidated Businesses” in the equity-based compensation by equity award type table above.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

The following assumptions were used to determine the fair value of stock options granted by Actua's consolidated businesses to their employees during the six-month period ended June 30, 2015. Due to insufficient historical data, Actua's consolidated businesses used the simplified method to determine the expected life of all stock options granted under the respective equity incentive plans.

Six Months Ended June 30,
2015
Expected volatility	35%-45%
Average expected life of SAR (in years)	5.84-6.25
Risk-free interest rate	1.42%-1.61%
Dividend yield	—

10. Other Income (Loss)
Other Income (Loss), net
Other income (loss), net consists of the effect of transactions and other events relating to Actua’s ownership interests and its operations in general.

During the three months ended June 30, 2015, FolioDynamix made payments to settle two contingent consideration obligations related to acquisitions made before it was acquired by Actua in the aggregate amount of $2.0 million. The amount by which these payments exceeded the initial contingent consideration obligation established as part of the acquisition accounting of these acquisitions ($0.1 million) is included as a loss in the line item “Other income (loss), net” in Actua’s Statements of Operations for the six months ended June 30, 2015.

During the six months ended June 30, 2015, Actua received a distribution from Anthem that resulted in proceeds of $1.0 million; Actua recorded a gain in that amount for the period. Also during the six months ended June 30, 2015, Actua received a loan repayment from Acquirgy in the amount of $0.4 million and, since Actua had no remaining basis in Acquirgy, recorded a gain in that amount for the period. Both amounts are included in the line item “Other income (loss), net” in Actua’s Statements of Operations for the six months ended June 30, 2015.
During the three months ended June 30, 2014, Actua received a distribution related to the sale of WhiteFence, Inc. in 2013 in the amount of $0.5 million; that amount was recorded as a gain and is included in the line item “Other income (loss), net” in Actua’s Statements of Operations for the three and six months ended June 30, 2014.
During the six months ended June 30, 2014, in conjunction with the final release of escrowed proceeds from the sale of StarCite, Inc. in 2011, Actua received cash of $0.3 million and recorded a gain in that amount, which is included in the line item “Other income (loss), net” in Actua's Statements of Operations for the six months ended June 30, 2014.

11. Income Taxes
Actua Corporation, FolioDynamix (from November 3, 2014, the date of acquisition), GovDelivery, and MSDSonline file a consolidated federal income tax return. Bolt is not included in Actua’s consolidated federal income tax return. For the six months ended June 30, 2015 and 2014, a tax provision was recognized for state and foreign income taxes; no tax benefit for the loss from continuing operations was recognized as Actua maintains a full valuation allowance against its federal net deferred tax assets that it believes, after evaluating all the positive and negative evidence, both historical and prospective, is more likely than not to not be realized.
Additionally, a federal income tax benefit of $0.8 million was recognized in the three months ended June 30, 2014, which is offset by $0.8 million of income tax expense in discontinued operations since there was a loss in continuing operations and income in discontinued operations in that same period.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

12. Net Income (Loss) per Share
The calculations of net income (loss) per share were as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except per share data)		(in thousands, except per share data)
Basic and Diluted:
Income (loss) from continuing operations	$(15,282)	$(14,209)	$(30,047)	$(24,407)
Income (loss) from discontinued operations	—	1,315	—	1,363
Net income (loss) attributable to Actua Corporation	$(15,282)	$(12,894)	$(30,047)	$(23,044)
Basic and Diluted:
Income (loss) from continuing operations per share	$(0.41)	$(0.38)	$(0.81)	$(0.66)
Income (loss) from discontinued operations per share	—	0.03	—	0.04
Net income (loss) attributable to Actua Corporation per share	$(0.41)	$(0.35)	$(0.81)	$(0.62)
Shares used in computation of basis and diluted income (loss) per share	37,123	37,313	36,983	37,205

The following potentially dilutive securities were not included in the computation of diluted net loss per share, as their effect would have been anti-dilutive:

	Units (in thousands)	Weighted Average Price per Share
Three months ended June 30, 2015
SARs	542	$10.64
Restricted stock (1)	3,586	$—
DSUs	90	$—

Six months ended June 30, 2015
SARs	542	$10.64
Restricted stock (1)	3,586	$—
DSUs	90	$—

Three months ended June 30, 2014
SARs	915	$9.09
Restricted stock (1)	3,812	$—
DSUs	23	$—

Six months ended June 30, 2014
SARs	915	$9.09
Restricted stock (1)	3,812	$—
DSUs	23	$—

(1)
Anti-dilutive securities include contingently issuable shares unvested as of June 30, 2015 and 2014, the vesting of which is based on performance conditions and market conditions that have not yet been achieved. See Note 9, “Equity-Based Compensation.”

13. Segment Information
The results of operations of our businesses are reported in two segments:  the “vertical cloud” reporting segment and the “vertical cloud (venture)” reporting segment.  The vertical cloud reporting segment reflects the aggregate financial results of Actua’s businesses (1) that share the economic and other characteristics, (2) in which Actua’s management takes a very active role in providing strategic direction and operational support and (3) towards which Actua devotes relatively large proportions of its personnel, financial capital and other resources.  As of the date of this Report, Actua owns majority controlling equity positions in (and therefore consolidates the financial results of) the four businesses in the vertical cloud segment: Bolt, FolioDynamix, GovDelivery and MSDSonline.  Since Actua acquired FolioDynamix on November 3, 2014, FolioDynamix’s results are not included in the Consolidated Financial Statements for the three and six-month periods ended June 30, 2014. The vertical cloud (venture) reporting segment includes businesses with many characteristics similar to those of the businesses in the vertical cloud segment, but in which Actua takes a less active role in terms of strategic direction and operational support, and, accordingly, towards which Actua devotes relatively small amounts of personnel, financial capital and other resources.
During the three months ended June 30, 2015 and 2014, approximately $1.7 million and $0.8 million, respectively, of Actua’s consolidated revenue relates to sales generated outside of the United States, primarily Europe and Canada. During the six months ended June 30, 2015 and 2014, approximately $3.3 million and $1.6 million, respectively, of Actua's consolidated revenue relates to sales generated outside of the United States, primarily Europe and Canada. As of June 30, 2015 and December 31, 2014, Actua’s assets were located primarily in the United States.
The following summarizes selected information related to Actua’s segments for the three and six months ended June 30, 2015 and 2014. The amounts presented as “Dispositions” in the following table represent businesses reported as discontinued operations and/or Actua’s share of businesses’ results that had been accounted for under the equity method of accounting but were disposed of. During the three months ended March 31, 2014, Actua received a working capital adjustment of less than $0.1 million related to the sale of Procurian. That amount was recorded as a gain and is included in the line item “Income (loss) from discontinued operations, including gain on sale, net of tax” in the Consolidated Financial Statements for the three-month period ended March 31, 2014. CIML was accounted for under the equity method of accounting until it ceased operations in September 2014. The gain related to the Procurian working capital adjustment reported as discontinued operations, as well as Actua’s share of CIML’s results (including the related intangible amortization recorded by Actua), which was removed from the vertical cloud (venture) segment, are included in “Dispositions” in the segment information table below for the relevant periods presented.

	Segment Information
	(in thousands)

				Reconciling Items
	Vertical Cloud	Vertical Cloud (Venture)	Total Segment	Dispositions	Other (1)	Consolidated
Three Months Ended June 30, 2015
Revenue	$33,536	$—	$33,536	$—	$—	$33,536
Net income (loss) attributable to Actua Corporation	$(7,144)	$—	$(7,144)	$—	$(8,138)	$(15,282)
Three Months Ended June 30, 2014
Revenue	$19,029	$—	$19,029	$—	$—	$19,029
Net income (loss) attributable to Actua Corporation	$(6,012)	$(320)	$(6,332)	$1,315	$(7,877)	$(12,894)
Six Months Ended June 30, 2015
Revenue	$64,128	$—	$64,128	$—	$—	$64,128
Net income (loss) attributable to Actua Corporation	$(15,091)	$—	$(15,091)	$—	$(14,956)	$(30,047)
Six Months Ended June 30, 2014
Revenue	$37,451	$—	$37,451	$—	$—	$37,451
Net income (loss) attributable to Actua Corporation	$(10,626)	$(632)	$(11,258)	$1,363	$(13,149)	$(23,044)

(1)	The following table reflects the components of Net income (loss) attributable to Actua Corporation included in Other (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
General and administrative	$(8,816)	$(9,375)	$(18,107)	$(15,926)
Impairment related and other	(106)	(763)	(201)	(763)
Corporate other income (loss) (Note 10)	(1)	653	1,389	947
Interest income	24	133	42	214
Income tax benefit (expense)	—	—	—
Net loss attributable to the noncontrolling interest	761	1,475	1,921	2,379
Net income (loss)	$(8,138)	$(7,877)	$(14,956)	$(13,149)

	Vertical Cloud	Vertical Cloud (Venture)	Total Segment	Dispositions	Other	Consolidated Results
Assets as of:
June 30, 2015	$423,914	$16,617	$440,531	$—	$64,311	$504,842
December 31, 2014	$417,877	$16,117	$433,994	$2,998	$91,920	$528,912

14. Contingencies
During 2008 and 2009, two carried interest plans (one in each year) were established, for which a carried interest of 15% is allocable to Actua’s management participants in each plan. Carried interest will be paid in connection with a liquidity event or income receipt at any of the businesses in which the carried interest plans hold interests, subject to an aggregate specified hurdle threshold and holdback and clawback criteria. Actua has deployed approximately $81 million to date with respect to these plans, including approximately $25.5 million in 2014. Actua’s ownership in Bolt acquired prior to 2015 is held in the 2009 carried interest plan, and the activities over the past few years relative to the 2009 carried interest plan primarily relate to cash deployment from Actua to achieve its objectives of increasing its ownership in, and supporting the cash needs of, Bolt. Beginning in 2015, any additional cash deployment to Bolt will not be included in the carried interest plans. Other than the stake in Bolt held by the 2009 carried interest plan, the assets held by the carried interest plans are immaterial to Actua. Actua does not expect a liquidity event or income receipt at any of the relevant businesses to occur in the near future, and, accordingly, Actua has not recorded a liability with respect to these plans. Once a liquidity event or income receipt at any of the relevant businesses that would yield proceeds in excess of the calculated hurdle rate occurs, and a payment becomes probable and estimable, Actua would record the appropriate liability. Payments against that liability would occur thereafter subject to relevant holdbacks and clawbacks. As of June 30, 2015, the aggregate specified hurdle thresholds related to both carried interest plans had not been met.

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
Executive Summary
Actua is a multi-vertical cloud technology company with offerings that we believe create unique and compelling value for our customers and provide transformative efficiency to vertical markets. We manage our consolidated vertical cloud-based businesses, which operate in the commercial and personal property and casualty insurance, wealth management, government communications and environmental, health and safety (EH&S) markets, with a uniform set of industry-standard recurring revenue metrics and specifically look to drive growth at those businesses by:

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
As of the date of this Report, we own substantial majority controlling equity positions in (and therefore consolidate the financial results of) each of the four businesses in our vertical cloud segment: Bolt (of which we own 70%), FolioDynamix (of which we own 99%), GovDelivery (of which we own 92%) and MSDSonline (of which we own 94%).
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
Our focus on serving vertical markets, each of which has customers with similar needs and challenges, allows for narrowly-focused and rapid product development, which results in technology that is often better suited than a horizontal solution to address customer needs and challenges. In addition, our proprietary, scalable and secure multi-tenant architecture enables us to have relatively lower research and development expenses than traditional software companies. Based in large part on those advantages, we have invested, and will continue to invest, heavily in research and development at each of our businesses to continue to develop differentiated, vertically-focused cloud-based offerings, which are highlighted by:

•	the more than 3,500 commercial and personal property and casualty insurance products from over 60 carriers that Bolt is able to offer through its platform;

•
the broad reach of FolioDynamix’s wealth management platform, which serviced approximately $572 billion of AUM as of June 30, 2015, and its complementary investment advisory services, which encompassed approximately $19 billion of AUM (of which $4.3 billion are Regulatory Assets Under Management) as of June 30, 2015;

•	GovDelivery’s subscriber base of more than 90 million interested citizens; and

•	MSDS’s industry-leading proprietary database, which contains over 8.5 million safety data sheets.
Another key component of our business strategy, in addition to our multi-vertical domain expertise and effective and efficient research and development, is the leverage inherent in the recurring revenue generated by our cloud-based software delivery model. In part because our customers are required to make periodic payments to continue receiving access to our cloud-based products and services, we have established long-term relationships with our customers, many of which are governed by multi-year contracts that have historically high renewal rates.  The consistent revenue stream provided by our recurring revenue model, coupled with our relatively high gross margins, allow us to drive revenue growth more consistently over time through investment in lead generation, sales and marketing. In order to ensure that we are effectively leveraging our cloud-based model, we closely monitor and manage the revenue growth rates, along with the gross margins, number of customers and a variety of customer retention and sales efficiency metrics, at each of our businesses. In the first half of 2015:

•
Bolt's revenue grew approximately 13% revenue growth in the six-month period ended June 30, 2015 from the corresponding prior year period. During the six months ended June 30, 2015, Bolt served approximately 2,100 independent commercial and personal property and casualty insurance agent customers, six large commercial and personal property and casualty insurance carrier-agency customers, five customers who are non-traditional sellers of commercial and personal property and casualty insurance products and one state commercial and personal property and casualty insurance exchange customer;

•
FolioDynamix’s revenue grew 23% from the corresponding six-month prior year period (for which Actua did not own FolioDynamix), and, during the six months ended June 30, 2015, it served over 200 financial services organizations, such as brokerage firms, banks (trust and retail), large RIAs and RIA networks and other fee-based managed account providers;

•
GovDelivery’s revenue grew approximately 25% from the corresponding six-month prior year period, and, during the six months ended June 30, 2015, it served over 1,000 government entities, agencies and organizations at the national, state and local levels in both the United States and Europe; and

•
MSDSonline’s revenue grew approximately 41% from the corresponding six-month prior year period. During the six months ended June 30, 2015, MSDSonline served close to 11,000 customers; approximately 75% are platform customers, consisting of large and mid-market North American businesses in a wide variety of industries.

We also actively source and intend to selectively pursue acquisitions that would provide one or more of our businesses with critical mass, complementary cloud-based products and services to sell to existing customers, additional customers for existing cloud-based products and services, access to adjacent cloud computing markets, and/or technology that is a differentiator in the business’ vertical cloud computing market. For example, in July 2015, GovDelivery acquired Textizen, a company that provides sophisticated text messaging technology for government entities; the acquisition allows GovDelivery to offer a new level of interactivity to its government customers through its mobile messaging solutions.

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

The insurance intermediary business is highly competitive, and numerous firms, some of which have substantially greater financial and other resources, name recognition and market presence than Bolt, actively compete with Bolt for customers and insurance markets. Competition in the insurance business is largely based on innovation, quality of service and price. A number of insurance companies directly sell insurance, primarily to individuals, and do not pay commissions to third-party agents and brokers. In addition, the cloud has increasingly become a source for the direct placement of personal business lines.  We believe that Bolt’s unique platform and the product and technology connectivity that it offers allows Bolt to compete in the insurance market. In the first half of 2015, Bolt spent approximately $2.4 million on research and development activities.
As of June 30, 2015, Bolt had 209 employees, six of whom were part-time employees.
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
FolioDynamix’s customers, which include a variety of financial services organizations, such as brokerage firms, banks (trust and retail), large RIAs and RIA networks and other fee-based managed account providers, access specified bundles of platform applications through the cloud on a periodic (usually multi-year) subscription basis; FolioDynamix sells the periodic subscriptions directly to its customers through its internal sales team.
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
FolioDynamix’s five largest customers in terms of revenue generation represented more than half of its revenue in the six months ended June 30, 2015. Although a loss of one or more of these customers (most of which have been signed to long-term contracts that extend until at least 2017) would have a negative impact on FolioDynamix’s financial results and condition, FolioDynamix does not have any customer the loss of which would have a materially adverse financial impact on our vertical cloud businesses as a whole.
The market for wealth management software and advisory services is fragmented, competitive and rapidly changing. When selling its software to large financial services organizations, FolioDynamix faces competition from software companies who provide end-to-end, cloud-based solutions and an even larger number of software companies that offer individual point solutions; some of these companies may have better name recognition and financial and other resources than FolioDynamix. To a lesser degree, the company competes with in-house solutions that its current and prospective clients may develop. We believe that FolioDynamix’s sophisticated, highly-scalable, comprehensive cloud-based technology platform, along with its deep wealth management domain knowledge and processes, particularly in the areas of research and regulatory compliance, provide it with a strong position in the wealth management software and advisory services market. In the first half of 2015, FolioDynamix spent approximately $4.3 million on research and development activities.
As of June 30, 2015, FolioDynamix had 106 employees, three of whom were part-time employees.

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
The market for digital communication solutions in general is fragmented, highly competitive and rapidly changing. GovDelivery provides its solutions exclusively to the public sector, while its competitors generally focus on digital marketing solutions targeting either the small business market or the private sector enterprise market. To a lesser degree, GovDelivery competes with in-house solutions that its current and prospective customers may develop. We believe that GovDelivery’s cloud-based technology and domain expertise, which manifests itself in strong relationships with many government entities, a subscriber base of more than 90 million interested citizens and a unique understanding of the day-to-day communication challenges faced by public sector clients, allows it to compete effectively against other digital communications service providers, some of which may have more name recognition and financial and other resources than GovDelivery. In the first half of 2015, GovDelivery spent approximately $5.1 million on research and development initiatives.
As of June 30, 2015, GovDelivery has 197 employees, two of whom were part-time employees.
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
MSDSonline has close to 11,000 customers; 75% are platform customers, and none of which accounts for a material portion of the company’s annual revenues. The market for EH&S software is fragmented and competitive. When selling its applications and services to large organizations, MSDSonline faces competition from both large horizontal/multi-industry software companies that offer EH&S modules and smaller software companies focused solely on EH&S markets; some of these software companies provide cloud-based software solutions, while others offer only traditional, on-premise software solutions. In the large enterprise EH&S market, MSDSonline often competes with incumbent vendors, many of which have more name recognition and financial and other resources than MSDSonline. In the mid-market, MSDSonline competes sometimes with smaller software companies but more often with home-grown (often manual/offline) solutions that current and prospective customers may develop. We believe that MSDSonline’s unparalleled proprietary database, which contains over 8.5 million safety data sheets, along with its cloud-based, EH&S-focused technology, its sales and marketing expertise and its deep EH&S and regulatory domain knowledge, provides MSDSonline with a strong competitive position relative to both large and small companies offering competing EH&S software solutions. In the first half of 2015, MSDSonline spent approximately $2.8 million on research and development initiatives.
As of June 30, 2015, MSDSonline had 319 employees, one of whom was a part-time employee.
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

	Segment Information
	(in thousands)
				Reconciling Items
	Vertical Cloud	Vertical Cloud (Venture)	Total Segment	Dispositions	Other	Consolidated
Three Months Ended June 30, 2015
Revenue	$33,536	$—	$33,536	$—	$—	$33,536
Net income (loss) attributable to Actua Corporation	$(7,144)	$—	$(7,144)	$—	$(8,138)	$(15,282)
Three Months Ended June 30, 2014
Revenue	$19,029	$—	$19,029	$—	$—	$19,029
Net income (loss) attributable to Actua Corporation	$(6,012)	$(320)	$(6,332)	$1,315	$(7,877)	$(12,894)
Six Months Ended June 30, 2015
Revenue	$64,128	$—	$64,128	$—	$—	$64,128
Net income (loss) attributable to Actua Corporation	$(15,091)	$—	$(15,091)	$—	$(14,956)	$(30,047)
Six Months Ended June 30, 2014
Revenue	$37,451	$—	$37,451	$—	$—	$37,451
Net income (loss) attributable to Actua Corporation	$(10,626)	$(632)	$(11,258)	$1,363	$(13,149)	$(23,044)

Results of Operations – Vertical Cloud Businesses
For the Three Months Ended June 30, 2015 and 2014
The following presentation includes the consolidated financial results of Bolt, FolioDynamix (for the 2015 period), GovDelivery and MSDSonline.

	Three Months Ended June 30,		Quarterly Change
	2015	2014	(in thousands)	(percentage)
	(in thousands)
Selected data:
Revenue	$33,536	$19,029	$14,507	76%
Cost of revenue	(9,783)	(5,519)	(4,264)	77%
Sales and marketing	(12,163)	(9,585)	(2,578)	27%
General and administrative	(7,150)	(3,540)	(3,610)	102%
Research and development	(7,373)	(3,547)	(3,826)	108%
Amortization of intangible assets	(3,706)	(2,293)	(1,413)	62%
Impairment related and other	(60)	(73)	13	(18)%
Operating expenses	(40,235)	(24,557)	(15,678)	64%
Operating Income	(6,699)	(5,528)	(1,171)	21%
Interest and other	(444)	(1,083)	639	(59)%
Income tax benefit (expense)	(1)	599	(600)	(100)%
Net loss	$(7,144)	$(6,012)	$(1,132)	19%

Revenue
Revenue from the three months ended June 30, 2014 to the three months ended June 30, 2015 increased $14.5 million from $19.0 million to $33.5 million, primarily due to (1) our acquisition of FolioDynamix in November 2014, MSDSonline’s acquisition of KMI in August 2014, Bolt’s acquisition of certain assets of Ludwig in October 2014 and GovDelivery’s acquisition of NuCivic in December 2014 and (2) an increase in customers at each of our businesses.  The acquisitions accounted for $11.1 million of additional revenue for the three months ended June 30, 2015 and the addition of new customers at Bolt, GovDelivery and MSDSonline accounted for $3.4 million of additional revenue in the three months ended June 30, 2015.  The increase in customers at our businesses was primarily driven by increased spending on sales and marketing initiatives.  We anticipate that the number of customers at our businesses will continue to increase due to both an increase in the number of cloud-based solutions we offer and an increase in the penetration of those solutions across our existing customer base.  Additionally, we plan to continue selectively pursuing acquisitions that further expand and complement our existing businesses.
Cost of revenue
Cost of revenue for the three months ended June 30, 2015 was $9.8 million, an increase of $4.3 million (or 77%) from cost of revenue of $5.5 million for the three months ended June 30, 2014. The increase was primarily due to higher personnel costs related to increased headcount at our businesses in 2015, which was driven by the acquisitions we completed in 2014, as well as staffing initiatives related to growth. We also incurred higher expenses for depreciation, occupancy and network services in the three months ended June 30, 2015 than for the comparable 2014 period. Cost of revenue was 29% of revenue for the three months ended June 30, 2015 and the comparable 2014 period. Going forward, we anticipate that cost of revenue will increase in absolute dollars as we continue to hire additional personnel and expand our businesses.
Sales and marketing expenses
Sales and marketing expenses for the three months ended June 30, 2015 were $12.2 million, an increase of $2.6 million (or 27%) from $9.6 million of sales and marketing expenses for the three months ended June 30, 2014. The increase was primarily due to increased sales and marketing headcount at our businesses in 2015 from our acquisitions noted above, as well as staffing initiatives related to growth, which resulted in higher personnel costs, as well as increased commissions earned by sales personnel at our businesses. We also incurred more expenses for depreciation, stock-based compensation and occupancy in the three months ended June 30, 2015 than in the comparable 2014 period. As a percentage of revenue, sales and marketing expenses were 36% for the three months ended June 30, 2015 compared to 50% for the comparable 2014 period. As we expand our businesses, we will continue to add resources to our sales and marketing efforts, and, accordingly, we expect that our sales and marketing expenses will continue to increase in absolute dollars.
General and administrative expenses
General and administrative expenses for the three months ended June 30, 2015 were $7.2 million, an increase of $3.6 million (or 102%) from $3.5 million of general and administrative expenses for the three months ended June 30, 2014.  The increase was due to higher personnel costs related to increased headcount at our businesses in 2015 from our acquisitions noted above, as well as staffing initiatives related to growth, and an increase in equity based compensation charges. General and administrative expenses represented 21% and 19% of revenue for the three-month periods ended June 30, 2015 and 2014, respectively. Going forward, we expect that general and administrative expenses will continue to increase in absolute dollars but will decrease as a percentage of revenue as we expand our business.
Research and development expenses
Research and development expenses for the three months ended June 30, 2015 were $7.4 million, an increase of $3.8 million (or 108%) from $3.5 million for the three months ended June 30, 2014. This increase was due primarily to higher personnel costs related to increased headcount at our businesses in 2015, which was driven by the acquisitions we completed in 2014, as well as staffing initiatives related to growth. Also contributing to the increase were higher expenses for depreciation, software subscriptions, stock-based compensation and occupancy in the three months ended June 30, 2015 as compared to the comparable 2014 period. As a percentage of revenues, research and development expenses were 21% for the three months ended June 30, 2015 and 19% for the comparable 2014 period. As we enhance and expand our solutions and applications, we expect that research and development expenses will continue to increase in absolute dollars.
Amortization of intangible assets
Amortization expense for the three months ended June 30, 2015 was $3.7 million, an increase of $1.4 million (or 62%) from $2.3 million of amortization expense for the three months ended June 30, 2014.  The increase in amortization expense was the result of the acquisitions we completed in 2014, primarily our acquisition of FolioDynamix. Over the next few years, we expect that amortization expense will remain consistent in absolute dollars with amounts amortized for 2015.
Impairment-related and other expense
Impairment-related and other expenses were primarily comprised of severance expenses for both the three months ended June 30, 2015 and the three months ended June 30, 2014.
Interest and other expense
The decrease in interest and other expense from $1.1 million for the three months ended June 30, 2014 to $0.4 million for the three months ended June 30, 2015 primarily reflects a decrease in interest expense associated with Bolt’s third-party debt obligations from the 2014 period that were repaid at the end of June 2014, and fluctuations in foreign currencies activity.
Income tax benefit (expense)
Our provision for income taxes for the three months ended June 30, 2015 was less than $0.1 million, which relates to state and foreign income tax expense. No tax benefit for the loss from continuing operations was recognized as Actua maintains a full valuation allowance against its federal net deferred tax assets that it believes are more likely than not to not be realized.

For the Six Months Ended June 30, 2015 and 2014
The following presentation includes the consolidated financial results of Bolt, FolioDynamix (for the 2015 period), GovDelivery and MSDSonline.

	Six Months Ended June 30,		Period Change
	2015	2014	(in thousands)	(percentage)
	(in thousands)
Selected data:
Revenue	$64,128	$37,451	$26,677	71%
Cost of revenue	(19,515)	(10,418)	(9,097)	87%
Sales and marketing	(23,399)	(18,116)	(5,283)	29%
General and administrative	(13,295)	(6,998)	(6,297)	90%
Research and development	(14,466)	(6,800)	(7,666)	113%
Amortization of intangible assets	(7,722)	(4,594)	(3,128)	68%
Impairment related and other	(139)	(73)	(66)	90%
Operating expenses	(78,536)	(46,999)	(31,537)	67%
Operating Income	(14,408)	(9,548)	(4,860)	51%
Interest and other	(505)	(1,583)	1,078	(68)%
Income tax benefit (expense)	(178)	505	(683)	(135)%
Net loss	$(15,091)	$(10,626)	$(4,465)	42%
Revenue
Revenue from the six months ended June 30, 2014 to the six months ended June 30, 2015 increased $26.7 million from $37.5 million to $64.1 million, primarily due to (1) our acquisition of FolioDynamix in November 2014, MSDSonline’s acquisition of KMI in August 2014, Bolt’s acquisition of certain assets of Ludwig in October 2014 and GovDelivery’s acquisition of NuCivic in December 2014 and (2) an increase in customers at each of our businesses.  The acquisitions accounted for $20.9 million of additional revenue for the six months ended June 30, 2015 and the addition of new customers at Bolt, GovDelivery and MSDSonline accounted for $5.8 million of additional revenue in the six months ended June 30, 2015.  The increase in customers at our businesses was primarily driven by increased spending on sales and marketing initiatives.  We anticipate that the number of customers at our businesses will continue to increase due to both an increase in the number of cloud-based solutions we offer and an increase in the penetration of those solutions across our existing customer base.  Additionally, we plan to continue selectively pursuing acquisitions that further expand and complement our existing businesses.
Cost of revenue
Cost of revenue for the six months ended June 30, 2015 was $19.5 million, an increase of $9.1 million (or 87%) from cost of revenue of $10.4 million for the six months ended June 30, 2014. The increase was primarily due to higher personnel costs related to increased headcount at our businesses in 2015, which was driven by the acquisitions we completed in 2014, as well as staffing initiatives related to growth. We also incurred higher expenses for depreciation, occupancy and network services in the six months ended June 30, 2015 than for the comparable 2014 period. Cost of revenue was 30% of revenue for the six months ended June 30, 2015 compared to 28% for the comparable 2014 period. Going forward, we anticipate that cost of revenue will increase in absolute dollars as we continue to hire additional personnel and expand our businesses.
Sales and marketing expenses
Sales and marketing expenses for the six months ended June 30, 2015 were $23.4 million, an increase of $5.3 million (or 29%) from $18.1 million of sales and marketing expenses for the six months ended June 30, 2014. The increase was primarily due to increased sales and marketing headcount at our businesses in 2015, which was driven by the acquisitions we completed in 2014, as well as staffing initiatives related to growth at our businesses, and resulted in higher personnel costs. Additionally, commissions earned by sales personnel at our businesses increased in the current period. We also incurred more expenses for depreciation, stock-based compensation and occupancy in the six months ended June 30, 2015 than in the comparable 2014 period. As a percentage of revenue, sales and marketing expenses were 36% for the six months ended June 30, 2015 compared to 48% for the comparable 2014 period. As we expand our businesses, we will continue to add resources to our sales and marketing efforts, and, accordingly, we expect that our sales and marketing expenses will continue to increase in absolute dollars.
General and administrative expenses
General and administrative expenses for the six months ended June 30, 2015 were $13.3 million, an increase of $6.3 million (or 90%) from $7.0 million of general and administrative expenses for the six months ended June 30, 2014.  The increase was due to higher personnel costs related to increased headcount at our businesses in 2015, which was driven by the acquisitions we completed in 2014, as well as staffing initiatives related to growth. General and administrative expenses represented 21% and 19% of revenue for the six-month periods ended June 30, 2015 and 2014, respectively. Going forward, we expect that general and administrative expenses will continue to increase in absolute dollars but will decrease as a percentage of revenue as we expand our business.
Research and development expenses
Research and development expenses for the six months ended June 30, 2015 were $14.5 million, an increase of $7.7 million (or 113%) from $6.8 million for the six months ended June 30, 2014. This increase was primarily due to higher personnel costs related to increased headcount at our businesses in 2015, which was driven by the acquisitions we completed in 2014, as well as staffing initiatives related to growth. Also contributing to the increase were higher expenses for depreciation, software subscriptions, stock-based compensation and occupancy in the six months ended June 30, 2015 as compared to the comparable 2014 period. As a percentage of revenues, research and development expenses were 23% for the six months ended June 30, 2015 and 18% for the comparable 2014 period. As we enhance and expand our solutions and applications, we expect that research and development expenses will continue to increase in absolute dollars.
Amortization of intangible assets
Amortization expense for the six months ended June 30, 2015 was $7.7 million, an increase of $3.1 million (or 68%) from $4.6 million of amortization expense for the six months ended June 30, 2014.  The increase in amortization expense was the result of the acquisitions we completed in 2014, primarily our acquisition of FolioDynamix. Over the next few years, we expect that amortization expense will remain consistent in absolute dollars with amounts amortized for 2015.
Impairment-related and other expense
Impairment-related and other expenses were primarily comprised of severance expenses for both the six months ended June 30, 2015 and the six months ended June 30, 2014.
Interest and other
The decrease in interest and other expense from $1.6 million for the six months ended June 30, 2014 to $0.5 million for the six months ended June 30, 2015 primarily reflects a decrease in interest expense associated with Bolt’s external debt obligations from the 2014 period that were repaid at the end of June 2014, and fluctuations in foreign currencies activity.
Income tax benefit (expense)
Our provision for income taxes for the six months ended June 30, 2015 was $0.2 million, which relates to state and foreign income tax expense. No tax benefit for the loss from continuing operations was recognized as Actua maintains a full valuation allowance against its federal net deferred tax assets that it believes are more likely than not to not be realized.
Results of Operations – Vertical Cloud (Venture) Businesses
For the Three and Six Months Ended June 30, 2015 and 2014
During the three and six months ended June 30, 2014, we held equity ownership interests in Acquirgy and CIML, both of which were included in our vertical cloud (venture) segment.  During that period, we had no basis in Acquirgy and we did not record any amount of equity loss related to that company. During the six months ended June 30, 2015, Acquirgy ceased operations. Actua received a loan repayment from Acquirgy in the six-month 2015 period that, because we had no remaining basis in Acquirgy, resulted in a gain in the amount of $0.4 million, which is included in the line item “Other income (loss), net” in our Consolidated Financial Statements for the six months ended June 30, 2015. During 2014, CIML ceased operations, and accordingly, our share of the results for the 2014 period has been reflected in “Dispositions.” As of June 30, 2015, the vertical cloud (venture) segment includes only cost method companies, which are reflected in the assets of that segment.

Results of Operations – Reconciling Items
For the Three and Six Months Ended June 30, 2015 and 2014
Dispositions
The net impact of those discontinued operations and our share of the results of any disposed equity-method businesses is reflected as “Dispositions” in the “Segment Information” table above. Discontinued operations for the three months ended June 30, 2014 related to a gain associated with the release of escrowed proceeds from the sale of Investor Force Holdings, Inc. (“InvestorForce”) in 2013; Actua recorded a gain related to that escrow release in the amount of $1.3 million, which was net of $0.8 million of tax expense, during the three months ended June 30, 2014 that is included in the line item "Discontinued operations, including gain on sale" in the tables below. Discontinued operations for the six months ended June 30, 2015 also included a working capital adjustment from the sale of Procurian in 2013. Actua recognized a gain of less than $0.1 million in the six-month 2014 period related to that working capital adjustment, which is included in the line item "Discontinued operations, including gain on sale" in the six-month table below. CIML, which ceased operations in September 2014, is also reflected as a disposition for the three- and six-month 2014 period. Our share of CIML’s results, including related intangible amortization recorded by Actua, has been removed from our vertical cloud (venture) segment and is included in the line item “Equity loss” in the table below.

	Three Months Ended June 30,		Quarterly Change
	2015	2014	(in thousands)	(percentage)
	(in thousands)
Selected data:
Equity loss	$—	$(320)	$320	100%
Discontinued operations, including gain on sale	—	1,315	(1,315)	(100)%
Net income	$—	$995	$(995)	100%

	Six Months Ended June 30,		Period Change
	2015	2014	(in thousands)	(percentage)
	(in thousands)
Selected data:
Equity loss	$—	$(632)	$632	100%
Discontinued operations, including gain on sale	—	1,363	(1,363)	(100)%
Net income	$—	$731	$(731)	100%

Other
For the Three Months Ended June 30, 2015 and 2014

	Three Months Ended June 30,		Quarterly Change
	2015	2014	(in thousands)	(percentage)
	(in thousands)
General and administrative	$(8,816)	$(9,375)	$559	(6)%
Impairment related and other	(106)	(763)	657	(86)%
Other income (loss)	(1)	653	(654)	(100)%
Interest income	24	133	(109)	(82)%
Noncontrolling interest (income) loss	761	1,475	(714)	(48)%
Net income (loss)	$(8,138)	$(7,877)	$(261)	3%

Corporate general and administrative
Corporate general and administrative expenses decreased from the three months ended June 30, 2014 to the three months ended June 30, 2015 primarily due to the run-off of certain equity-based compensation charges in the 2015 period.
Impairment related and other expense

Impairment related and other costs decreased from the three months ended June 30, 2014 to the three months ended June 30, 2015 primarily due to higher severance expenses in the 2014 period.
Corporate other income (loss)
Other income (loss) for the three months ended June 30, 2014 related to the receipt of proceeds that were released from escrow related to the sale of a former business.
Interest income
Interest income decreased from the three months ended June 30, 2014 to the three months ended June 30, 2015 primarily due to lower cash balances at corporate during the current period.
Noncontrolling interest (income) loss
The decrease in the loss attributable to the non-controlling interests in the three months ended June 30, 2015 compared to the three months ended June 30, 2014 is the resultant mix of non-controlling interests with respect to all of Actua’s consolidated businesses with the operating results of Actua’s consolidated businesses, and primarily relates to improved results at Bolt in the 2015 period.
For the Six Months Ended June 30, 2015 and 2014

	Six Months Ended June 30,		Period Change
	2015	2014	(in thousands)	(percentage)
	(in thousands)
General and administrative	$(18,107)	$(15,926)	$(2,181)	14%
Impairment related and other	(201)	(763)	$562	(74)%
Other income (loss)	1,389	947	$442	47%
Interest income	42	214	$(172)	(80)%
Noncontrolling interest (income) loss	1,921	2,379	$(458)	(19)%
Net income (loss)	$(14,956)	$(13,149)	$(1,807)	14%

Corporate general and administrative
Corporate general and administrative expenses increased from the six months ended June 30, 2014 to the six months ended June 30, 2015 primarily due to the issuance of equity-based compensation awards during the three months ended March 31, 2014 that contained market, performance and service conditions, partially offset by run-off of certain equity-based compensation charges in the 2015 period.
Impairment related and other
Impairment related and other costs decreased from the six months ended June 30, 2014 to the six months ended June 30, 2015 primarily due to higher severance expenses in the 2014 period.
Corporate other income (loss)
Other income (loss) for the six months ended June 30, 2015 was comprised of the receipt of a distribution from Anthem and a loan repayment from Acquirgy. Other income (loss) for the six months ended June 30, 2014 related to the receipt of proceeds that were released from escrow related to the sale of former businesses.
Interest income
Interest income decreased from the six months ended June 30, 2014 to the six months ended June 30, 2015 primarily due to lower cash balances at corporate during the current period.

Noncontrolling interest (income) loss
The increase in the loss attributable to the non-controlling interests in the six months ended June 30, 2015 compared to the six months ended June 30, 2014 is the resultant mix of non-controlling interests with respect to all of Actua’s consolidated businesses with the operating results of Actua’s consolidated businesses, and primarily relates to improved results at Bolt in the six-month 2015 period.

Liquidity and Capital Resources
As of June 30, 2015, our principal source of liquidity was cash and cash equivalents totaling $84.6 million. Our cash and cash equivalents are comprised primarily of money market funds and commercial paper investments. We fund our operations with cash on hand, cash flow from operations, borrowings at certain of our businesses and proceeds from sales of businesses and other assets. We expect that these sources of liquidity will be sufficient to fund our cash requirements over the next 12 months. Bolt is expected to require additional borrowings, primarily from Actua, to fund its operations for the foreseeable future.
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
Our cash flows from operating, investing and financing activities of continuing operations, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Cash (used in) provided by operating activities	$(3,412)	$(10,877)
Cash (used in) provided by investing activities	$(4,393)	$486
Cash (used in) provided by financing activities	$(10,596)	$(14,767)

Operating activities
Income/(loss) from continuing operations is adjusted for non-cash items that include depreciation and amortization, equity-based compensation charges, other income/loss associated with the disposal of ownership interests in businesses and equity loss. In the six months ended June 30, 2015, the improvement in cash used in operating activities was primarily driven by cash management initiatives, a focus on the collection of receivables and the addition of FolioDynamix.
Investing activities

The change from cash provided by investing activities of $0.5 million for the six months ended June 30, 2014 to cash used in investing activities of $4.4 million for the six months ended June 30, 2015 was primarily due to an increase in capital expenditures and acquisition activity in the current period; that change was partially offset by a decrease in proceeds from distributions.
Financing activities
Cash used in financing activities improved during the six months ended June 30, 2015 primarily due to a decrease in external debt repayments from the prior-year period, partially offset by increases in (1) payments to acquire ownership in two of our consolidated businesses, (2) payments to satisfy tax withholding obligations related to equity transactions, (3) payments of contingent consideration, and (4) payments to repurchase our Common Stock.
Working capital and other considerations
Our working capital as of June 30, 2015 of $47.5 million decreased from working capital as of December 31, 2014 of $67.7 million, primarily due to the decrease in cash from the 2014 period. The largest component of the decrease in cash related to cash used in financing activities during the six-month 2015 period, primarily in the first quarter.
From time to time, we and our businesses are involved in various claims and legal actions arising in the ordinary course of business. We do not expect any liability with respect to any legal claims or actions, either individually or in the aggregate, that would materially affect our financial position or cash flows.
Contractual Cash Obligations and Commercial Commitments
During the six months ended June 30, 2015, GovDelivery entered into an agreement to lease approximately 18,575 square feet of space in Washington, D.C. through 2027. That lease will result in payments in 2016 and 2017 totaling $0.9 million, payments in 2018 and 2019 totaling $2.0 million, and payments thereafter totaling $8.5 million. We had no other material changes to our contractual cash obligations and commercial commitments during the three and six months ended June 30, 2015 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.
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
Bolt enters into certain multiple deliverable arrangements primarily related to its software licenses (which are delivered through a cloud-based model), professional services necessary for the functionality of the software and maintenance and support services. Bolt evaluates each deliverable in a multiple deliverable arrangement to determine whether that deliverable has standalone value. A delivered element has standalone value if the element has value to a customer on a standalone basis (supported by whether Bolt routinely provides these elements independent of other products and/or services, or a third-party vendor could provide a similar service to the customer). Additionally, Bolt considers whether there is a customer-negotiated refund or return right for the delivered element. If these criteria are not met, the deliverable is combined with the undelivered elements and the allocation of the arrangement consideration and revenue recognition are determined for the combined elements and recognized over the applicable contract term.
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
Generally, under Bolt’s cloud-based software licenses, professional services essential for the functionality of the software and related maintenance and support services do not have standalone value to Bolt’s customers and are therefore combined, and revenue is recognized ratably over the applicable contract term.  For deliverables (typically professional services) that have been determined to have standalone value, we have historically concluded that neither VSOE nor TPE can be established and, as such, we have relied on ESP to allocate revenue to each element. Those fees are then recognized as the services are performed and/or the professional services are delivered.
Bolt’s commissions on the premiums from sales of insurance policies are recognized when Bolt has sufficient information to determine (1) the amount that it is owed and (2) that it is probable that the economic benefits associated with the transaction will flow to Bolt. Finally, Bolt recognizes subscription fee revenue over the subscription period, which is generally a one-month period.
Bolt has typically represented a small amount of our historical deferred revenue balances.  Bolt’s contracts are generally billed in annual, quarterly or monthly installments and contain cancellation clauses that usually have significant penalties associated with the cancellation.  Historically, Bolt has experienced very low levels of cancellations.

FolioDynamix
FolioDynamix generates revenues primarily in the form of (1) recurring software license and subscription fees, (2) maintenance and support services, (3) professional services fees from customization and integration services related to its software, (4) professional services fees for customized investment program management and consulting and (5) investment advisory services.  The initial subscription arrangement term is typically between three and five years.
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
Certain revenues earned by FolioDynamix for advisory services require judgment to determine if revenue should be recorded gross (i.e. with FolioDynamix as a principal) or net of related costs (i.e. with FolioDynamix as an agent). In general, these revenues are recognized on a net basis if FolioDynamix does not have control over selecting vendors and pricing, and when the Company is acting as an agent of the supplier.  Revenues from professional services are deemed to not have standalone value and therefore are recognized ratably over the contract term.
Our FolioDynamix business represents a small amount of our deferred revenue balance at June 30, 2015.  FolioDynamix’s contracts are billed in annual, quarterly or monthly installments and are primarily non-cancellable.
GovDelivery
GovDelivery revenue consists of (1) nonrefundable setup fees and (2) SaaS monthly subscription fees. As the setup fees do not have standalone value to a customer, they are combined with subscription fees and are recognized in revenue over the initial contract term.  Costs related to performing setup services are expensed as incurred.
Our GovDelivery business has typically represented a significant portion of our historical deferred revenue balances.  GovDelivery’s contracts are generally billed in annual, quarterly, or monthly installments and contain cancellation clauses by which the customer can cancel the contract with 30 days’ written notice.  In instances of cancellation, the pro rata balance of the agreement would be refundable.  Historically, GovDelivery has experienced very low levels of cancellations.
MSDSonline
MSDSonline derives revenue from two sources: (1) SaaS subscription fees and (2) professional services fees. The vast majority of MSDSonline’s revenue is derived from subscription fees from customers accessing MSDSonline’s database and web-based tools; such revenue is recognized ratably over the applicable contract term, beginning on the contract implementation date. MSDSonline also generates professional services fees from (a) customer training, (b) authoring of safety data sheets for customers and (c) compiling of customers’ online libraries of safety data sheet documents and indexing those documents. Those professional services are generally determined to have standalone value, and the revenue derived from those fees is recognized on a proportional performance basis over the applicable project’s timeline.
Our MSDSonline business typically has represented the majority of our historical deferred revenue balances.  MSDSonline’s contracts are generally billed annually and are non-cancellable.
At each of our businesses, fees associated with professional services for new customers that are not determined to have standalone value are deferred and recognized over the contract term.  We recognize those fees, which primarily relate to implementation, over the initial terms of the contracts because, at the time we enter into contracts with new customers, we have no history with such customers and are unable to determine whether the relationship with such customers will extend beyond the terms of the initial contracts.
Equity Income/Loss
We record our share of our businesses’ net income/loss, which is accounted for under the equity method of accounting as equity income/loss. Since we do not control these businesses, this equity income/loss is based on unaudited results of operations of our businesses and may require adjustment in the future when the audits of our businesses are complete. The compilation and review of these results of operations require significant judgment and estimates by management. Actua has no businesses that it accounts for using the equity method of accounting as of June 30, 2015.
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
In May 2014, the FASB issued revenue recognition guidance that provides a single, comprehensive revenue recognition model for all contracts with customers. Under the new guidance, an entity will recognize revenue based on amounts the entity expects to be entitled in exchange for the transfer of goods or services. The new guidance also includes enhanced disclosure requirements. This guidance, which will be applied either retrospectively or as a cumulative-effect adjustment as of the date of adoption, will be effective for Actua beginning on January 1, 2018. We are in the process of evaluating the adoption alternatives and impact that this new guidance will have on the Consolidated Financial Statements.
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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2015, our cash and cash equivalents included $73.4 million that is held primarily in money market accounts. We may be exposed to market risk relating to changes in market interest rates and overall market conditions that could affect the value of our cash and cash equivalents; however, we believe any changes in the fair value of our investment portfolio would be insignificant to our results given current market conditions.

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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value That May Yet Be Purchased Under the Program
Repurchased through 12/31/2014	5,891,572	$9.09	5,891,572	$ 96.4 million
1/1/2015 to 1/31/2015	96,277	$17.66	96,277	$ 94.7 million
2/1/2015 to 2/28/2015	—	$—	—	$ 94.7 million
3/1/2015 to 3/31/2015	—	$—	—	$ 94.7 million
4/1/2015 to 4/30/2015	—	$—	—	$ 94.7 million
5/1/2015 to 5/31/2015	—	$—	—	$ 94.7 million
6/1/2015 to 6/30/2015	—	$—	—	$ 94.7 million
7/1/2015 to 7/31/2015	—	$—	—	$ 94.7 million
8/1/2015 to 8/10/2015	—	$—	—	$ 94.7 million
Total	5,987,849	$9.23	5,987,849	$ 94.7 million

(1)	All shares purchased in open market transactions.

(2)	Average price paid per share excludes commissions.

ITEM 3. Defaults Upon Senior Securities
None.

ITEM 4. Mine Safety Disclosures
Not applicable.

ITEM 5. Other Information
None.

ITEM 6. Exhibits
Exhibit Index

Exhibit Number	Document

10.1	Form of Annual Director Restricted Share Agreement (filed herewith). *

10.2	Form of Triennial Director Restricted Share Agreement (filed herewith). *

10.3	Form of Triennial Director Stock Unit Award Agreement (filed herewith). *

11.1	Statement Regarding Computation of Per Share Earnings (included herein at Note 12 “Net Income (Loss) per Share” to the Consolidated Financial Statements).

31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002, as amended (filed herewith).

31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002, as amended (filed herewith).

32.1	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002, as amended (filed herewith).

32.2	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002, as amended (filed herewith).

101.0
The following financial information from the Actua Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements (filed herewith).

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Actua Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 10, 2015	ACTUA CORPORATION

	By:	/s/ R. KIRK MORGAN
	Name:	R. Kirk Morgan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)