Form 10-Q
period 2015-09-30
Actua Corp
filed 2015-11-06
CIK 1085621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2015.
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The number of shares of the Company’s Common Stock, $0.001 par value per share, outstanding as of November 4, 2015 was 40,797,946 shares.

ACTUA CORPORATION
QUARTERLY REPORT ON FORM 10-Q

Availability of Reports and Other Information
Our Internet website address is www.actua.com. Unless this Quarterly Report on Form 10-Q (this “Report”) explicitly states otherwise, neither the information on our website, nor the information on the websites of any of our businesses, is incorporated by reference into this Report.
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K (including, in each case, those filed by ICG Group, Inc. (NASDAQ: ICGE) prior to our corporate name change to Actua Corporation (NASDAQ: ACTA) on September 2, 2014) and all amendments to those reports filed by us with the U.S. Securities and Exchange Commission (the “SEC”) pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are accessible free of charge through our website as soon as reasonably practicable after we electronically file those documents with, or otherwise furnish them to, the SEC.
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

Item 1. Financial Statements

ACTUA CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Data)

	September 30, 2015	December 31, 2014
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$80,588	$103,134
Restricted Cash	1,383	1,132
Accounts receivables, net of allowance ($649-2015; $790-2014)	27,617	23,134
Deferred tax asset	182	182
Prepaid expenses and other current assets	4,870	3,979
Total current assets	114,640	131,561
Fixed assets, net of accumulated depreciation and amortization ($16,687-2015; $13,757-2014)	9,468	7,947
Goodwill	265,677	265,084
Intangible assets, net	91,820	101,998
Equity and cost method businesses	18,146	17,672
Deferred tax asset	2,853	2,998
Other assets, net	1,762	1,652
Total assets	$504,366	$528,912
LIABILITIES
Current Liabilities
Current maturities of long-term debt	$1,320	$500
Accounts payable	13,780	12,595
Accrued expenses	6,264	8,306
Accrued compensation and benefits	10,680	9,241
Deferred revenue	43,166	33,238
Total current liabilities	75,210	63,880
Long-term debt	—	—
Deferred tax liability	266	266
Deferred revenue	561	1,256
Other liabilities	5,610	4,408
Total liabilities	81,647	69,810
Redeemable noncontrolling interests (Note 4, Consolidated Businesses)	9,200	10,346
EQUITY
Actua Corporation’s Stockholders’ Equity
Preferred stock, $0.01 par value; 10,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value; 2,000,000 shares authorized, 46,779 shares (2015) and 46,405 shares (2014) issued	47	46
Treasury stock, at cost 5,988 shares (2015) and 5,892 shares (2014)	(55,509)	(53,807)
Additional paid-in capital	3,567,437	3,553,430
Accumulated deficit	(3,113,170)	(3,069,241)
Accumulated other comprehensive income	40	40
Total Actua Corporation’s Stockholders’ Equity	398,845	430,468
Noncontrolling interests	14,674	18,288
Total equity	413,519	448,756
Total Liabilities, Redeemable noncontrolling interest and Equity	$504,366	$528,912

See accompanying Notes to Consolidated Financial Statements.

ACTUA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$34,140	$20,762	$98,268	$58,213
Operating expenses
Cost of Revenue	9,627	5,911	29,142	16,329
Sales and marketing	12,945	10,718	36,344	28,834
General and administrative	14,440	13,798	45,842	36,722
Research and development	7,612	3,960	22,078	10,760
Amortization of intangibles assets	3,728	2,369	11,450	6,963
Impairment related and other	424	256	1,260	1,092
Total operating expenses	48,776	37,012	146,116	100,700
Operating income (loss)	(14,636)	(16,250)	(47,848)	(42,487)
Other income (loss), net	52	83	1,488	1,020
Interest income	34	160	88	392
Interest expense	(36)	(9)	(104)	(1,600)
Income (loss) before income taxes, equity loss and noncontrolling interest	(14,586)	(16,016)	(46,376)	(42,675)
Income tax (expense) benefit	(47)	1,870	(225)	2,375
Equity loss	—	(144)	—	(776)
Income (loss) from continuing operations	(14,633)	(14,290)	(46,601)	(41,076)
Income (loss) from discontinued operations, including gain on sale, net of tax	—	2,426	—	3,789
Net income (loss)	(14,633)	(11,864)	(46,601)	(37,287)
Less: Net income (loss) attributable to the noncontrolling interest	(751)	(1,184)	(2,672)	(3,563)
Net income (loss) attributable to Actua Corporation	$(13,882)	$(10,680)	$(43,929)	$(33,724)

Amounts attributable to Actua Corporation:
Net income (loss) from continuing operations	$(13,882)	$(13,106)	$(43,929)	$(37,513)
Net income (loss) from discontinued operations	—	2,426	—	3,789
Net income (loss)	$(13,882)	$(10,680)	$(43,929)	$(33,724)

Basic and diluted income (loss) per share attributable to Actua Corporation:
Income (loss) from continuing operations	$(0.37)	$(0.35)	$(1.19)	$(1.01)
Income (loss) from discontinued operations	—	0.06	—	0.10
Net income (loss)	$(0.37)	$(0.29)	$(1.19)	$(0.91)

Shares used in computation of basic and diluted income (loss) per share	37,146	37,335	37,038	37,248

Net income (loss)	$(14,633)	$(11,864)	$(46,601)	$(37,287)
Other comprehensive income
Unrealized holding gain (loss) in marketable securities	—	—	—	—
Reclassified adjustments/realized net (gains) loss on marketable securities	—	—	—	—
Other accumulated other comprehensive income (loss)	—	—	—	—
Comprehensive income (loss)	(14,633)	(11,864)	(46,601)	(37,287)
Less: Comprehensive income (loss) attributable to noncontrolling interests	(751)	(1,184)	(2,672)	(3,563)
Comprehensive income (loss) attributable to Actua Corporation	$(13,882)	$(10,680)	$(43,929)	$(33,724)
See accompanying Notes to Consolidated Financial Statements.

ACTUA CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In Thousands)
(Unaudited)

	Actua Corporation Stockholders' Equity
					Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (AOCI)	Non- controlling Interest	Total
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance as of December 31, 2013	43,333	$43	(5,118)	$(40,998)	$3,536,761	$(3,045,685)	$40	$23,517	$473,678
Equity-based compensation expense related to stock appreciation rights (SARs) and stock options	—	—	—	—	646	—	—	—	646
Equity-based compensation related to deferred stock units (DSUs)	—	—	—	—	347	—	—	—	347
Equity-based compensation related to restricted stock (RS)	—	—	—	—	15,431	—	—	—	15,431
Issuance of DSUs	36	—	—	—	258	—	—	—	258
Issuance of RS, net of forfeitures primarily related to satisfying tax withholdings	2,802	3	—	—	(1,441)	—	—	—	(1,438)
Exercise of SARs and stock options, net of forfeitures related to satisfying tax withholdings	130	—	—	—	(1,356)	—	—	—	(1,356)
Impact of redeemable noncontrolling interest accretion	—	—	—	—	(1,940)	—	—	—	(1,940)
Impact of subsidiary equity transactions	—	—	—	—	279	—	—	(181)	98
Net income (loss)	—	—	—	—	—	(33,724)	—	(3,555)	(37,279)
Balance as of September 30, 2014	46,301	$46	(5,292)	$(43,750)	$3,548,985	$(3,079,409)	$40	$19,781	$445,693

See accompanying Notes to Consolidated Financial Statements.

Actua Corporation
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY – (CONTINUED)
(In Thousands)
(Unaudited)

	Actua Corporation Stockholders' Equity
					Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (AOCI)	Non-controlling Interest	Total
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance as of December 31, 2014	46,405	$46	(5,892)	$(53,807)	$3,553,430	$(3,069,241)	$40	$18,288	$448,756
Equity-based compensation expense related to stock appreciation rights (SARs) and stock options	—	—	—	—	340	—	—	—	340
Equity-based compensation related to deferred stock units (DSUs)	—	—	—	—	135	—	—	—	135
Equity-based compensation related to restricted stock (RS)	—	—	—	—	18,352	—	—	—	18,352
Issuance of DSUs	94	—	—	—	82	—	—	—	82
Issuance of RS, net of forfeitures primarily related to satisfying tax withholdings	278	1	—	—	(3,891)	—	—	—	(3,890)
Exercise of SARs and stock options, net of forfeitures related to satisfying tax withholdings	2	—	—	—	(28)	—	—	—	(28)
Impact of redeemable noncontrolling interest accretion	—	—	—	—	(2,413)	—	—	—	(2,413)
Impact of subsidiary equity transactions	—	—	—	—	1,430	—	—	(1,162)	268
Repurchase of common stock	—	—	(96)	(1,702)	—	—	—	—	(1,702)
Net income (loss)	—	—	—	—	—	(43,929)	—	(2,452)	(46,381)
Balance as of September 30, 2015	46,779	$47	(5,988)	$(55,509)	$3,567,437	$(3,113,170)	$40	$14,674	$413,519

See accompanying Notes to Consolidated Financial Statements.

ACTUA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
OPERATING ACTIVITIES - continuing operations
Net income (loss)	$(46,601)	$(37,287)
(Income) loss from discontinued operations, including gain on sale, net of tax	—	(3,789)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	14,873	9,582
Equity-based compensation	21,004	16,972
Impairment related and other	1,260	1,092
Other (income) loss	(1,488)	(1,020)
Equity loss	—	776
Deferred tax asset	123	(2,931)
Changes in operating assets and liabilities - net of acquisitions:
Accounts receivable, net	(6,308)	(6,150)
Prepaid expenses and other assets	(1,000)	(34)
Accounts payable	1,185	(381)
Accrued expenses	(21)	(655)
Accrued compensation and benefits	1,439	(1,408)
Deferred revenue	9,233	6,822
Other liabilities	1,202	(356)
Cash flows provided by (used in) operating activities	(5,099)	(18,767)
INVESTING ACTIVITIES - continuing operations
Capital expenditures, net	(5,087)	(3,368)
Change in restricted cash	(251)	43
Proceeds from sales/distributions of ownership interests	1,415	8,795
Ownership acquisition, net of cash acquired	(2,758)	(9,917)
Cash flows provided by (used in) investing activities	(6,681)	(4,447)
FINANCING ACTIVITIES – continuing operations
Acquisition of noncontrolling interest in subsidiary equity	(3,952)	(451)
Contingent consideration payments	(1,870)	—
Borrowings of long-term debt	820	—
Repayment of long-term debt and capital lease obligations	(24)	(12,641)
Purchase of treasury stock	(1,704)	(2,064)
Tax withholdings related to equity-based awards	(3,925)	(2,794)
Other financing activities	7	50
Cash flows provided by (used in) financing activities	(10,648)	(17,900)
Effect of exchange rate on cash flows and cash equivalents	(118)	—
Discontinued Operations
Cash flows provided by (used in) operating activities	—	(1,152)
Net increase (decrease) in cash and cash equivalents from discontinued operations	—	(1,152)
Net increase (decrease) in cash and cash equivalents	(22,546)	(42,266)
Cash and cash equivalents at beginning of period	103,134	334,656
Cash and cash equivalents at end of period - continuing operations	$80,588	$292,390

See accompanying Notes to Consolidated Financial Statements.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. The Company
Description of the Company
Actua Corporation (together with its subsidiaries, “Actua”), which was formed on March 4, 1996, is a multi-vertical cloud technology company with offerings that it believes create unique and compelling value for our customers and provide transformative efficiency to vertical markets worldwide. As of September 30, 2015, Actua owned four businesses, each of which addresses the needs of a specific vertical market or industry: Bolt Solutions Inc. (“Bolt”), Folio Dynamics Holdings Inc. (“FolioDynamix”), GovDelivery Holdings, Inc. (“GovDelivery”) and VelocityEHS Holdings, Inc. which changed its name from (MSDSonline Holdings, Inc. "MSDSonline") in September 2015 (“VelocityEHS”). Please refer to Item 1 – “Business” in Actua’s Annual Report on Form 10-K for the year ended December 31, 2014 for a more detailed description of Actua and its businesses.
Basis of Presentation
The Consolidated Financial Statements contained herein (the “Consolidated Financial Statements”) include the accounts of Actua Corporation and its wholly-owned subsidiaries, wholly-controlled subsidiaries and majority-owned subsidiaries.
Actua’s Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014 include the financial position of Bolt, FolioDynamix, GovDelivery and VelocityEHS.

Actua’s Consolidated Statements of Operations and Comprehensive Income (Loss) (its “Consolidated Statements of Operations”) for the three and nine months ended September 30, 2015 and 2014 included the results of the following majority-owned subsidiaries:

Three Months Ended September 30,		Nine Months Ended September 30,
2015	2014	2015	2014
Bolt	Bolt	Bolt	Bolt
FolioDynamix (1)	GovDelivery	FolioDynamix (1)	GovDelivery
GovDelivery	VelocityEHS	GovDelivery	VelocityEHS
VelocityEHS		VelocityEHS

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
Equity Method. Businesses that are not consolidated, but over which Actua exercises significant influence, are accounted for under the equity method of accounting and are referred to in Note 5, “Equity and Cost Method Businesses.” The determination as to whether or not Actua exercises significant influence with respect to a company depends on an evaluation of several factors, including, among others, representation on the company’s board of directors and equity ownership level, which is generally between a 20% and a 50% interest in the voting securities of an equity method business, as well as voting rights associated with Actua’s holdings in common stock, preferred stock and other convertible instruments in that company. Actua’s share of the earnings and/or losses of the company, as well as any adjustments resulting from prior period finalizations of equity income/losses, are reflected in the line item “Equity loss” in Actua’s Consolidated Statements of Operations. As of September 30, 2015, Actua does not have any businesses accounted for under the equity method of accounting.
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

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. The estimates, which include evaluation of Actua’s convertible debt and equity holdings in businesses, holdings in marketable securities, asset impairment, revenue recognition, income taxes and commitments and contingencies, are based on management’s best judgments. Management evaluates its estimates and underlying assumptions on an ongoing basis using historical experience and other factors, such as the current economic environment, that management believes to be reasonable under the circumstances and adjusts its estimates and assumptions when facts and circumstances dictate that it is necessary or appropriate to do so. It is reasonably possible that Actua’s accounting estimates with respect to the ultimate recoverability of Actua’s ownership interests in convertible debt and equity holdings, goodwill and the useful lives of intangible assets could change in the near term and that the effect of such changes on Actua’s consolidated financial statements could be material. Management believes the recorded amounts of goodwill, intangible assets, equity method businesses and cost method businesses were not impaired as of September 30, 2015.
Goodwill, Intangible Assets, Equity Method Businesses and Cost Method Businesses
Actua evaluates its carrying value in equity method businesses, if any, and cost method businesses continuously to determine whether an other-than-temporary decline in the fair value of any such business exists and should be recognized. In order to make that determination, Actua considers each such business’ achievement of its business plan objectives and milestones, the fair value of its ownership interest in each such business (which, in the case of any company listed on a public stock exchange, is the quoted stock price of the relevant ownership interest), the financial condition and prospects of each such business, and other relevant factors. The business plan objectives and milestones Actua considers include, among others, those related to financial performance, such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature, such as obtaining key business partnerships or the hiring of key employees. Impairment charges are determined by comparing Actua’s carrying value of a business with the business’ estimated fair value. Fair value is determined by using a combination of estimating the cash flows related to the relevant business, including estimated proceeds on disposition, and an analysis of market price multiples of companies engaged in lines of business similar to the business being evaluated. Actua concluded that the carrying value of its equity method businesses and cost method businesses was not impaired as of September 30, 2015 and December 31, 2014.
Actua tests goodwill for impairment annually during the fourth quarter of each year, or more frequently as conditions warrant, and tests intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Actua concluded that its goodwill and intangible assets were not impaired as of September 30, 2015 and December 31, 2014.
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
FolioDynamix represents a small amount of Actua’s deferred revenue balance at September 30, 2015.  FolioDynamix’s contracts are billed in annual, quarterly or monthly installments and are primarily non-cancellable.
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
VelocityEHS
VelocityEHS derives revenue from two sources: (1) SaaS subscription fees and (2) professional services fees. The vast majority of VelocityEHS’ revenue is derived from subscription fees from customers accessing VelocityEHS’ database and web-based tools; such revenue is recognized ratably over the applicable contract term, beginning on the contract implementation date. VelocityEHS also generates professional service fees from (a) customer training, (b) authoring of safety data sheets for customers and (c) compiling of customers’ online libraries of safety data sheet documents and indexing those documents. Those professional services are generally determined to have standalone value, and the revenue derived from those fees is recognized on a proportional performance basis over the applicable project’s timeline.
VelocityEHS has typically represented the majority of Actua’s historical deferred revenue balances.  VelocityEHS’ contracts are generally billed annually and are non-cancellable.
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

Adjustments to Previously Reported Amounts
Immaterial Correction of an Error. During the second quarter of 2015, Actua revised previously reported amounts due to a change from recognizing noncontrolling interests related to FolioDynamix as a component of permanent equity to recognizing those interests as a component of temporary equity in redeemable noncontrolling interests.  In accordance with Staff Accounting Bulletin (SAB) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, management evaluated the materiality of the error from qualitative and quantitative perspectives, and concluded the error was immaterial to the current and prior periods. The correction of the immaterial error resulted in an increase to the line item "Redeemable noncontrolling interests" of $4.1 million and decreases to the line items "Additional paid-in capital" and "Noncontrolling interests" of $1.4 million and $2.7 million, respectively, on Actua’s Consolidated Balance Sheets as of December 31, 2014. This immaterial correction of an error had no impact on Actua's Consolidated Statements of Operations in any period.
During the third quarter of 2015, Actua reclassified $1.8 million of shareholder notes receivable from accounts receivable to non-controlling interests. These notes are associated with second quarter 2015 equity transactions at two of its subsidiaries. The $1.8 million is incorrectly presented as accounts receivable in the Company's June 30, 2015 Consolidated Balance Sheets on Form 10-Q on August 10, 2015. In accordance with Staff Accounting Bulletin (SAB) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, management evaluated the materiality of the error from qualitative and quantitative perspectives and concluded the error was immaterial to the current and prior periods. This immaterial correction of an error had no impact on Actua's Consolidated Statements of Operations in any period.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

Escrow Information
When an interest in one of Actua’s businesses is sold, a portion of the proceeds may be held in escrow primarily to satisfy purchase price adjustments and/or indemnity claims. Actua records gains on escrowed proceeds at the time Actua is entitled to receive those proceeds from escrow, the amount is fixed or determinable and realization is assured. As of September 30, 2015, $4.0 million related to Actua’s potential proceeds from sales of former businesses remained in escrow to satisfy potential or unresolved indemnification claims. Those outstanding escrow amounts are scheduled to be released in 2016, subject to pending and potential indemnity claims pursuant to the terms of the applicable acquisition agreements.
Concentration of Customer Base and Credit Risk
For the three- and nine-month periods ended September 30, 2015 and 2014, none of the customers of Actua’s consolidated businesses represented more than 10% of Actua’s consolidated revenue.
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
 In September 2015 the FASB issued accounting guidance on accounting for measurement period adjustments. The new guidance eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. This guidance will be effective for Actua beginning on January 1, 2016. We do not expect this guidance to have a significant impact on the Consolidated Financial Statements.
3. Goodwill and Intangible Assets
Goodwill
The following table summarizes the activity related to Actua’s goodwill (in thousands):

	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
Goodwill as of December 31, 2014	$265,388	$(304)	$265,084
Increase in goodwill due to GovDelivery's acquisition of Textizen	593	—	593
Goodwill as of September 30, 2015	$265,981	$(304)	$265,677

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

During the nine months ended September 30, 2015, Bolt revised its initial purchase price allocation related to its 2014 acquisition of Ludwig-Walpole Company Inc. ("Ludwig"). During the nine months ended September 30, 2015, Actua revised its initial purchase price allocation related to its 2014 acquisition of FolioDynamix. Based on those revisions, Actua retrospectively increased the value of goodwill as of December 31, 2014 by an aggregate amount of $0.9 million, which was offset by a decrease in intangible assets in the amount of $0.3 million, and an increase in financial liabilities in the amount of $0.6 million. The purchase price allocation related to that transaction is detailed in Note 4, “Consolidated Businesses.” As of September 30, 2015 and December 31, 2014, all of Actua’s goodwill was allocated to its vertical cloud segment.
Intangible Assets
The following table summarizes Actua’s intangible assets from continuing operations (in thousands):

		As of September 30, 2015
		Gross Carrying	Accumulated	Net Carrying
Intangible Assets	Useful Life	Amount	Amortization	Amount
Customer relationships	1-11 years	$75,120	$(20,695)	$54,425
Trademarks/trade names	3-11 years	24,822	(6,898)	17,924
Technology	5-10 years	25,752	(7,085)	18,667
Non-compete agreements	2-5 years	3,645	(3,541)	104
		129,339	(38,219)	91,120
Other intellectual property (1)	2 years-Indefinite	700	—	700
		$130,039	$(38,219)	$91,820

		As of December 31, 2014
		Gross Carrying	Accumulated	Net Carrying
Intangible Assets	Useful Life	Amount	Amortization	Amount
Customer relationships	1-11 years	$74,656	$(14,817)	$59,839
Trademarks/trade names	3-11 years	24,543	(4,322)	20,221
Technology	5-10 years	25,223	(4,263)	20,960
Non-compete agreements	2-5 years	3,645	(3,367)	278
		128,067	(26,769)	101,298
Other intellectual property (1)	2 years-Indefinite	700	—	700
		$128,767	$(26,769)	$101,998

(1) Included in this line item is a domain name valued at $0.3 million that Actua currently believes has an indefinite life, and a domain name with a two-year useful life for which Actua estimated the residual value to approximate its carrying value of $0.4 million as of both September 30, 2015 and December 31, 2014.

Amortization expense for intangible assets during the three and nine months ended September 30, 2015 was $3.7 million and $11.5 million, respectively. Amortization expense for intangible assets during the three and nine months ended September 30, 2014 was 2.4 million and $7.0 million, respectively.
Remaining estimated amortization expense for the respective years set forth below is as follows (in thousands):

2015 (remaining three months)	$3,749
2016	14,890
2017	14,351
2018	13,234
2019	12,507
Thereafter	32,389
Remaining amortization expense	$91,120

4. Consolidated Businesses

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

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
Other Acquisitions

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

On August 8, 2014, VelocityEHS acquired Knowledge Management Innovations, LTD (“KMI”) for $11.5 million, subject to working capital adjustments, including a contingent earn-out payment of up to $2.0 million tied to certain performance measures that may become due in 2016. VelocityEHS has estimated the allocation of the purchase price to the acquired tangible and identifiable intangible assets and liabilities based upon their provisional respective fair values at the date of acquisition.
On October 1, 2014, Bolt acquired certain assets of Ludwig for $2.1 million in cash. The acquisition was accounted for under the acquisition method.  Bolt allocated the purchase price to the acquired tangible and identifiable intangible assets and liabilities based upon their respective fair values as of the date of acquisition.
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
On June 10, 2015, GovDelivery acquired certain assets of Talent Management in Government Inc. (TMGov) for $0.5 million of consideration, $0.4 million at closing and $0.1 million to be paid upon achievement of certain milestones, as set forth in the applicable purchase agreement. The acquisition was accounted for under the acquisition method. GovDelivery has preliminarily allocated the purchase price to the acquired identifiable intangible assets based upon their respective fair values as of the date of acquisition. GovDelivery expects to complete its purchase price allocation of TMGov by December 31, 2015.
On July 13, 2015, GovDelivery acquired Vox Metropolis Inc. (d/b/a Textizen) (Textizen) for approximately $2.0 million of consideration, consisting of $1.2 million of cash and $0.8 million of GovDelivery stock; $0.4 million of the $1.2 million of cash consideration is being retained by GovDelivery until July 2016, in order to satisfy potential indemnity claims. The acquisition was accounted for under the acquisition method. GovDelivery has preliminarily allocated the purchase price to the acquired identifiable intangible assets based upon their respective fair values as of the date of acquisition. GovDelivery expects to complete its purchase price allocation of Textizen by December 31, 2015.
The allocations of the respective KMI, Ludwig and NuCivic purchase prices, and the preliminary allocations of the respective TMGov and Textizen purchase prices, to identified intangible assets and tangible assets and liabilities are as follows (in thousands):

	KMI	Ludwig	NuCivic	TMGov	Textizen
Net assets acquired:
Goodwill	$6,735	$455	$1,257	$—	$593
Customer lists (5-11 year life)	2,900	2,366	202	250	171
Trademarks, trade names and domain names (5-11 year life)	300	—	330	—	104
Technology (5 year life)	400	—	—	250	279
Non-compete agreement (5 year life)	—	129	14	—	—
Other net assets (liabilities)	1,165	—	197	—	53
	$11,500	$2,950	$2,000	$500	$1,200

Redeemable Noncontrolling Interests
Certain GovDelivery stockholders have the ability to require GovDelivery to redeem a portion of their shares in 2016 based on a fair value determination. Additionally, associated with the NuCivic and Textizen acquisitions, certain GovDelivery stockholders have the ability to require GovDelivery to redeem a portion of their shares in 2017, 2018, 2019 and 2020 based on a fair value determination. Certain VelocityEHS stockholders have the ability to require VelocityEHS to redeem a portion of their shares in 2016 and 2017 based on a fair value determination. Certain FolioDynamix shareholders have the ability to require FolioDynamix to redeem a portion of their shares in 2018, 2019 and 2020 based on a fair value determination. Because those redemptions are outside the control of the respective businesses, Actua has classified these noncontrolling interests outside of equity and will accrete to the estimated redemption values with an offset to additional paid-in capital. These noncontrolling interests are classified as “Redeemable noncontrolling interests” in Actua’s Consolidated Balance Sheets.
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

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

The following is a reconciliation of the activity related to Actua’s redeemable noncontrolling interest during the nine months ended September 30, 2015 and 2014 (in thousands):

Balance at December 31, 2013	$3,442
Redeemable noncontrolling interest portion of subsidiary net income/(loss)	(8)
Accretion to estimated redemption value	1,949
Balance at September 30, 2014	$5,383

Balance at December 31, 2014	$10,346
Redeemable noncontrolling interest portion of subsidiary net income/(loss)	(220)
Accretion to estimated redemption value	2,413
Cash Redemption	(3,339)
Balance at September 30, 2015	$9,200

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
Pro Forma Information
The information in the following table represents the revenue, net income (loss) from continuing operations attributable to Actua Corporation and the net income (loss) from continuing operations per diluted share attributable to Actua Corporation for the relevant periods had Actua owned FolioDynamix, Bolt owned Ludwig, GovDelivery owned NuCivic, TMGov and Textizen, and VelocityEHS owned KMI for the entire three and nine-month periods ended September 30, 2014 and September 30, 2015, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in the millions, except per share data)
Revenue	$34.1	$29.7	$98.8	$84.6
Net income (loss) from continuing operations attributable to Actua Corporation	$(13.9)	$(14.4)	$(43.9)	$(42.0)
Net income (loss) from continuing operations per diluted share attributable to Actua Corporation	$(0.37)	$(0.39)	$(1.19)	$(1.13)

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

5. Equity and Cost Method Businesses
Equity Method Businesses
The following unaudited summarized financial information relates to, and has been compiled from the financial statements of, Actua’s businesses accounted for under the equity method of accounting as of December 31, 2014. During the nine months ended September 30, 2015, Actua received a loan repayment from Acquirgy, Inc. (“Acquirgy”) in the amount of $0.4 million. Acquirgy is winding down its operations, and Actua does not expect to receive any proceeds in connection with the wind-down.
Balance Sheets (Unaudited)

December 31, 2014 (1)

(in thousands)

Cash and cash equivalents	$4,514
Other current assets	800
Non-current assets	67
Total assets	$5,381

Current liabilities (including current portion of long-term debt)	$9,370
Non-current liabilities	54
Long-term debt	—
Stockholders' deficit	(4,043)
Total liabilities and stockholders' deficit	$5,381

Total carrying value	$—

(1)	Includes Acquirgy (in which Actua's voting ownership is 25%).
Results of Operations (Unaudited)

	Three Months Ended	Nine Months Ended
	September 30, 2014 (1)
	(in thousands)
Revenue	$1,421	7,229

Net income (loss)	$(548)	(1,186)

Equity income (loss) excluding impairments and
amortization of intangible assets	$(96)	(632)
Amortization of intangible assets	(48)	(144)
Total equity income (loss)	(144)	(776)

(1)	Includes Acquirgy, which ceased operations in 2015, and CIML, LLC (“CIML”), which ceased operations in 2014.
Cost Method Businesses
Actua’s carrying value of its holdings in cost method businesses was $18.1 million and $17.7 million as of September 30, 2015 and December 31, 2014, respectively. Those amounts are reflected in the line item “Equity and cost method businesses” in Actua’s Consolidated Balance Sheets as of the relevant dates.
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

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

During the nine months ended September 30, 2015, Actua received a distribution from Anthem that resulted in proceeds of $1.0 million, and recorded a gain in that amount that is reflected in the line item, “Other income (loss), net” in Actua’s Consolidated Statements of Operations for the nine months ended September 30, 2015.
Impairments
Actua performs ongoing business reviews of its equity and cost method businesses to determine whether Actua’s carrying value in those businesses is impaired. Actua determined its carrying value in its equity and cost method businesses was not impaired during the nine months ended September 30, 2015 and 2014 or the year ended December 31, 2014.

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
The fair value hierarchy of Actua’s financial assets measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 was as follows (in thousands):

		Valuation
	Asset (liability) at	Technique
	September 30, 2015	(Approach)	Level 1	Level 2	Level 3
Cash equivalents (money market accounts)	$69,789	Market	$69,789	$—	$—
Acquisition contingent consideration obligations	(1,799)	Income	—	—	(1,799)
	$67,990		$69,789	$—	$(1,799)

		Valuation
	Asset (liability) at	Technique
	December 31, 2014	(Approach)	Level 1	Level 2	Level 3
Cash equivalents (money market accounts)	$77,935	Market	$77,935	$—	$—
Acquisition contingent consideration obligations	(3,088)	Income	—	—	(3,088)
	$74,847		$77,935	$—	$(3,088)

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

As of September 30, 2015, Actua accounts for a contingent earn-out payment related to VelocityEHS’ acquisition of KMI, which was a component of VelocityEHS’ purchase price for KMI. That obligation was fair valued on the date of acquisition using Monte Carlo simulation models that yielded a value of $1.2 million. The obligation could range in value from zero to $2.0 million; the fair value as of September 30, 2015 has been determined through the update of models, Actua’s calculations and/or qualitative analysis. The contingent obligation related to VelocityEHS’ acquisition of KMI will become due, if at all, in June 2016 and has been classified as a short-term liability on Actua’s Consolidated Balance Sheets as of September 30, 2015 and as a long term liability as of December 31, 2014.

As of December 31, 2014, Actua accounted for three contingent consideration obligations. Those obligations consisted of the earn-out payment related to VelocityEHS’ KMI acquisition, and two contingent obligations related to acquisitions made by FolioDynamix prior to Actua’s acquisition of FolioDynamix. The two contingent obligations related to FolioDynamix were also fair valued on the respective dates of acquisition using Monte Carlo simulation models that yielded an aggregate value of $1.9 million of obligations. Both contingent consideration obligations related to FolioDynamix’s acquisitions were settled during the second quarter of 2015, and the portion of those payments that represent the initial fair value of the contingent obligations determined as of the acquisition date ($1.9 million) are reflected as cash used in financing activities, with the excess ($0.1 million) reflected as cash used in operating activities, on Actua’s Consolidated Statements of Cash Flows for the nine months ended September 30, 2015.
During the three and nine months ended September 30, 2015, contingent consideration obligations increased by $0.2 million and $0.7 million, respectively, primarily related to the KMI acquisition. These increases are reflected as charges on the "Impairment related and other" line item on Actua's Consolidated Statements of Operations.

7. Debt
On August 9, 2013, as part of a round of debt financing led by Actua, Bolt entered into certain loan agreements with one of its minority shareholders, Neurone II Investments G.P. Ltd. (“Neurone”). Those agreements provide for a term loan of $0.5 million that is subject to an interest rate of 8.0% and a maturity date of August 9, 2014 with options that extended the maturity date to August 9, 2015. Since the extensions on this loan matured on August 9, 2015, the loan has become payable on demand and interest continues to accrue at the same rate. The loan has a fair value of $0.5 million as of both September 30, 2015 and December 31, 2014. As of both September 30, 2015 and December 31, 2014, $0.5 million is outstanding under the term loan, and is included in the line item “Current maturities of long-term debt” in Actua’s Consolidated Financial Statements.
On January 1, 2015, as part of a round of debt financing led by Actua, Bolt entered into certain additional loan agreements with Neurone that provide for a term loan of $0.8 million, subject to an interest rate of 8.0% and a maturity date of May 1, 2016. The loan, which is convertible into shares of Bolt’s preferred stock, has a fair value of $0.8 million as of September 30, 2015.  As of September 30, 2015, $0.8 million is outstanding under the term loan, and is included in the line item “Current maturities of long-term debt” in Actua’s Consolidated Financial Statements.

8. Treasury Stock
Actua has been authorized pursuant to a share repurchase program to repurchase, from time to time, shares of Common Stock in the open market, in privately negotiated transactions or pursuant to trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act. The program was adopted in 2008 and was most recently expanded in 2013 to allow for the repurchase of up to $150.0 million of shares of our Common Stock. Actua did not repurchase any shares during the three months ended September 30, 2015. During the nine months ended September 30, 2015, Actua repurchased 96,277 shares of its Common Stock at an average stock price of $17.66 per share. During the three and nine months ended September 30, 2014, Actua repurchased 174,310 shares of its Common Stock at an average price of $15.75 per share. Since commencement of the program, Actua has deployed a total of $55.3 million to repurchase a total of 5,987,849 shares of Common Stock for an average purchase price of $9.23 per share. As of the date of this Report, Actua may repurchase an additional $94.7 million of its Common Stock under the program. All repurchases are reflected in the line item “Treasury stock, at cost” as a reduction of Stockholders’ Equity in Actua’s Consolidated Balance Sheets in the relevant periods.

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

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

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
Equity-based compensation by expense line item on Actua’s Consolidated Statements of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of revenue	$48	$16	$103	$55
Sales and marketing	173	35	310	118
General and administrative	6,270	6,270	20,250	16,706
Research and development	170	36	341	93
Total Equity-Based Compensation	$6,661	$6,357	$21,004	$16,972

Equity-based compensation by equity award type (in thousands, except weighted average years):

	Three Months Ended September 30,		Nine Months Ended September 30,		Unrecognized Equity-Based Compensation as of	Weighted Average Years Remaining of Equity-Based Compensation as of
	2015	2014	2015	2014	September 30, 2015	September 30, 2015
Restricted Stock	$5,530	$5,870	$18,352	$15,431	$27,217	1.85
SARs	61	195	340	646	185	1.14
DSUs	99	99	135	347	1,166	2.95
	5,690	6,164	18,827	16,424	28,568
Equity-Based Compensation for Consolidated Businesses	971	193	2,177	548	8,658	3.21
Total Equity-Based Compensation	$6,661	$6,357	$21,004	$16,972	$37,226

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
Share activity with respect to restricted stock awards for the three and nine months ended September 30, 2015 and 2014 was as follows:

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

	Number of Shares	Weighted Average Grant Date Fair Value
Issued and unvested as of December 31, 2013	1,185,071	$9.52
Granted	3,095,948	$17.21
Vested	(175,771)	$12.68
Forfeited	(366,666)	$9.96
Issued and unvested as of March 31, 2014	3,738,582	$15.70
Granted	135,000	$17.41
Vested	(61,647)	$10.52
Issued and unvested as of June 30, 2014	3,811,935	$15.84
Granted	9,000	$17.31
Vested	(8,326)	$9.25
Forfeited	(1,875)	$10.22
Issued and unvested as of September 30, 2014	3,810,734	$15.86

	Number of Shares	Weighted Average Grant Date Fair Value
Issued and unvested as of December 31, 2014	3,755,275	$15.94
Granted	441,256	$16.21
Vested	(644,247)	$19.70
Forfeited	(43,660)	$17.85
Issued and unvested as of March 31, 2015	3,508,624	$15.75
Granted	140,416	$13.17
Vested	(63,017)	$10.80
Issued and unvested as of June 30, 2015	3,586,023	$15.74
Granted	—	$—
Vested	(28,461)	$14.27
Forfeited	(26,125)	$16.58
Issued and unvested as of September 30, 2015	3,531,437	$15.74

The following shares were surrendered by Actua's employees for satisfying withholding taxes:

	2014	2015
Three Months Ended March 31,	46,039	207,649
Three Months Ended June 30,	21,523	26,032
Three Months Ended September 30,	2,239	3,330
Nine Months Ended September 30:	69,801	237,011

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

As of September 30, 2015, issued and unvested shares of restricted stock granted to Actua’s employees and Board of Directors vest as follows:

Number of Shares Unvested	Vesting Conditions
1,702,366	Subject to certain market conditions, as discussed below
503,315	Subject to certain performance conditions, as discussed below
1,124,100	25% each year for four years on the anniversary of the grant date
45,834	November 2015
15,406	One-third in each of September 2015, March 2016 and September 2016
50,416	June 2016 (granted to Actua's Board of Directors, see subsection below)
90,000	One-third in June 2016, 8% quarterly thereafter (granted to Actua's Board of Directors, see subsection below)
3,531,437
Restricted Stock – Awards with Market Conditions
In recent years, Actua has issued restricted stock awards with market-based vesting conditions to its employees and certain employees of its consolidated businesses, the vesting of which is contingent upon specified price targets of Actua’s Common Stock. The equity-based compensation expense for awards with market-based vesting conditions is recorded based on the fair value of the awards, which is determined using a Monte Carlo simulation model at the time the award is granted. For the majority of the market-based awards that are outstanding as of September 30, 2015, the derived service period over which the expense is to be recognized is also determined by the Monte Carlo simulation model. In the event that the market-based conditions are not achieved and the related restricted stock awards are forfeited, equity-based compensation expense is not reversed; if an employee terminates service with Actua prior to completing the service period associated with the award, any compensation expense associated with the unvested award is reversed.
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
In February 2014, a total of 1,277,500 shares of restricted stock with market-based conditions were granted to certain of Actua’s employees, including Actua’s executive officers, and certain executives of Actua’s consolidated businesses (the “2014 Management Market-Based Awards”). The vesting of those shares is contingent upon the 45-trading day VWAP of Actua’s Common Stock meeting or exceeding specified 45-trading day VWAP targets ($28.07, $30.16, $32.38 and $34.71) on or before February 28, 2018, with 25% of the shares vesting upon achievement of each of the targets, provided that, if any of the VWAP targets is achieved prior to February 28, 2016, half of the applicable shares will vest on the date of achievement of the VWAP target, and the remaining half of the shares that would have vested upon achieving the VWAP target will instead vest on February 28, 2016. The unamortized equity-based compensation as of September 30, 2015 related to these market-based awards was $2.2 million and will be recognized as follows: $1.5 million in the remaining three months of 2015, and $0.7 million in 2016. To the extent the 2014 Management Market-Based Awards VWAP targets are achieved prior to Actua’s recognition of the full amount of related equity-based compensation costs, any related unamortized equity-based compensation expense would be immediately recognized, provided that the respective service conditions have been met. In the event that any of the VWAP targets are not achieved, the relevant shares of restricted stock will lapse unvested.
In April 2014, 50,800 shares of restricted stock were granted to Actua’s non-management employees (the “2014 Employee Market-Based Awards”). The vesting of those shares is contingent upon the 45-trading day VWAP of Actua’s Common Stock meeting or exceeding the same specified 45-trading day VWAP targets as the 2014 Management Market-Based Awards on or before February 28, 2018. During the three months ended September 30, 2015 12,000 were forfeited and 600 were forfeited during 2014.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

During the nine months ended September 30, 2015, 20,000 shares of restricted stock were granted to an executive of one of Actua’s consolidated businesses.  The vesting of those shares is contingent upon the 45-trading date VWAP of Actua’s Common Stock meeting or exceeding the same specified 45-day VWAP targets as the 2014 Management Market-Based Awards and the 2014 Employee Market-Based Awards on or before February 28, 2018.
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
During the nine months ended September 30, 2014, 244,506 shares of restricted stock were granted to two Actua employees based on performance metrics of GovDelivery for 2014 and 2015.  Those awards vest to the extent the performance metrics are achieved in each year with a maximum vesting of 100,247 shares in the first quarter of 2015 and a maximum vesting of 144,259 shares in the first quarter of 2016.  To the extent the performance metrics are not met, the restricted shares will lapse unvested. Based on the achievement of GovDelivery's 2014 performance metrics, 56,587 shares vested and 43,660 shares were forfeited during the nine months ended September 30, 2015.
During the nine months ended September 30, 2014, in lieu of the right to receive up to 100% of their respective target bonus amounts under the Actua 2014 Performance Plan (the “2014 Performance Plan”) in cash, senior Actua employees, including Actua’s executive officers, were issued a total of 158,942 shares of restricted stock (determined based on the value of 100% of their respective individual target bonuses under the 2014 Performance Plan and the closing price of Actua’s Common Stock of $20.33 per share on February 28, 2014, the date of the restricted stock grant) (such shares, the “2014 Performance Shares”). If    and to the extent that an employee’s achievement percentage under the 2014 Performance Plan (1) was greater than or equal to 100%, all of the employee’s 2014 Performance Shares would have vested or (2) was greater than 0% but less than 100%, a portion of that employee’s 2014 Performance Shares would have vested, as determined by the Compensation Committee of Actua’s Board of Directors, based on the quantitative and qualitative goals under the 2014 Performance Plan. All of the 2014 Performance Shares vested during the first quarter of 2015.
During the nine months ended September 30, 2015, in lieu of any right to receive up to 150% of their respective target bonus amounts under the Actua 2015 Performance Plan (the “2015 Performance Plan”) in cash, senior Actua employees, including each of Actua’s executive officers, were issued a total of 316,715 shares of restricted stock (determined based on the value of 150% of their respective individual target bonuses under the 2015 Performance Plan and the closing price of Actua’s Common Stock of $16.76 per share on February 27, 2015, the date of the restricted stock grant) (such shares, the “2015 Performance Shares”). If and to the extent that an individual’s achievement percentage under the 2015 Performance Plan (1) is greater than or equal to 150%, all of that employee’s 2015 Performance Shares will vest or (2) is greater than 0% but less than 150%, a portion of that employee’s 2015 Performance Shares will vest, as determined by the Compensation Committee of Actua’s Board of Directors, based on Actua’s quantitative and qualitative goals under the 2015 Performance Plan. The Company expects 168,914 shares to vest in the first quarter of 2016 and the remaining shares would lapse unvested. Those goals include the achievement of a specified consolidated GAAP revenue goal, the achievement of a specified consolidated adjusted non-GAAP net income/loss goal, the achievement of a specified consolidated adjusted non-GAAP cash flow from operations goal, and the execution of qualitative goals, which consist of (1) allocation of capital and corporate development, (2) execution of strategic initiatives, (3) brand enhancement and (4) reaction to unforeseen market/business conditions.
During the nine months ended September 30, 2015, certain executives of Actua’s consolidated businesses were issued a total of 42,341 shares of restricted stock, the vesting of which is contingent upon the achievement of specified performance targets at

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

those respective businesses.  To the extent those performance targets are achieved, the shares will vest in the first quarter of 2016; in the event those performance targets are not achieved, the relevant shares will lapse unvested.
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
During the nine months ended September 30, 2014, 37,500 shares of restricted stock were granted to Actua’s Board of Directors in accordance with Actua’s Amended and Restated Non-Management Director Compensation Plan (the “Director Plan”). Those shares vested during the nine months ended September 30, 2015. See “Non-Management Director Equity-Based Compensation” in this Note 9 for additional details regarding equity-based compensation awarded to Actua’s Board of Directors.
During the nine months ended September 30, 2014, 1,377,500 shares of restricted stock were granted to certain of Actua’s employees, including Actua’s executive officers, and certain executives of Actua’s consolidated businesses. Those awards vest each year on the anniversary of the grant for four years.  Accordingly, 344,375 shares of restricted stock vested during the nine months ended September 30, 2015. The unamortized equity-based compensation as of September 30, 2015 related to those time-based awards was $16.9 million and will be recognized as follows: $1.8 million in the remaining three months of 2015, $7.0 million in 2016, $7.0 million in 2017, and $1.2 million in 2018.
During the nine months ended September 30, 2014, 76,200 shares of restricted stock were granted to Actua’s non-management employees. Those awards vest in equal increments on February 28 of each year for four years. Of those shares, 18,825 vested during the nine months ended September 30, 2015. During the three months ended September 30, 2015 13,500 were forfeited and 900 were forfeited during 2014.
During the nine months ended September 30, 2015, 4,000 shares of restricted stock were granted to certain of Actua’s non-management employees.  Those awards vest in equal increments each year for four years on the anniversary of the grant date.
During the nine months ended September 30, 2015, 20,000 shares of restricted stock were granted to an executive of one of Actua’s consolidated businesses; the shares vest in equal increments each year for four years on the anniversary of the grant date.
During the nine months ended September 30, 2015, 20,000 shares of Actua’s Common Stock were awarded to certain executives of Actua’s consolidated businesses; those shares were not subject to any vesting requirements.  Actua recorded $0.3 million of expense during the nine months ended September 30, 2015 related to those awards; the expense is included in the line item “Restricted Stock” in the equity-based compensation by equity award type table above.
During the nine months ended September 30, 2015, 18,200 shares of restricted stock were granted to Actua’s non-management Board of Directors in accordance with Actua’s Second Amended and Restated Non-Management Director Compensation Plan (the “Amended Director Plan”) that took effect January 1, 2015.  Those awards vested in July 2015.  See “Non-Management Director Equity-Based Compensation” in this Note 9 for additional details regarding equity-based compensation awarded to Actua’s Board of Directors.
During the nine months ended September 30, 2015, 140,416 shares of restricted stock were granted to Actua's non-management Board of Directors in accordance with the Amended Director Plan. A portion of those (80,416) shares vest in June 2016; the remaining 60,000 shares vest in increments from September 2016 through June 2018. See “Non-Management Director Equity-Based Compensation” in this Note 9 for additional details regarding equity-based compensation awarded to Actua’s Board of Directors.
There are various other restricted stock awards that were issued in previous years, vest according to specified service criteria, and remain unvested as of September 30, 2015. Those awards include 45,834 shares of restricted stock granted to Actua’s Chief Executive Officer and Actua’s President during 2011 that vest in November 2015, and 15,406 shares of restricted stock granted

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

to Actua’s employees during 2012 that vest each March and September from March 2013 to November 2016. The remaining 24,000 shares of restricted stock vest on the various anniversaries of the grants through 2018.
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

Activity with respect to SARs during the three and nine months ended September 30, 2015 and 2014 was as follows:

	Number of SARs	Weighted Average Base Price	Weighted Average Fair Value
Outstanding as of December 31, 2013	1,232,808	$8.86	$4.99
Exercised (1)	(293,925)	$8.07	$4.70
Outstanding as of March 31, 2014	938,883	$9.10	$5.07
Exercised (1)	(24,352)	$9.56	$4.92
Outstanding as of June 30, 2014	914,531	$9.09	$5.06
Granted	500	$17.31	$9.48
Exercised (1)	(3,165)	$10.54	$5.67
Forfeited	(5,001)	$10.16	$5.44
Outstanding as of September 30, 2014	906,865	$9.09	$5.06

	Number of SARs	Weighted Average Base Price	Weighted Average Fair Value
Outstanding as of December 31, 2014	548,482	$10.62	$5.79
Granted	1,500	$16.69	$8.99
Exercised (1)	(7,897)	$10.61	$5.72
Outstanding as of March 31, 2015	542,085	$10.64	$5.80
Activity for the three months ended June 30, 2015	—	$—	$—
Outstanding as of June 30, 2015	542,085	$10.64	$5.80
Exercised (1)	(10,587)	$8.86	$4.98
Forfeited	(1,407)	$9.25	$4.90
Outstanding as of September 30, 2015	530,091	$10.68	$5.82

(1)	The exercise of SARs listed above resulted in the issuance of the following shares of Actua’s Common Stock:

	2014	2015
Three Months Ended March 31,	120,459	1,869
Three Months Ended June 30,	8,634	—
Three Months Ended September 30,	897	2,405
Nine Months Ended September 30:	129,990	4,274
The aggregate intrinsic value of the SARs outstanding as of September 30, 2015 and December 31, 2014 was $1.9 million and $4.3 million, respectively.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

Stock Options
The fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model. Stock options generally vest ratably over four years: 25% vest on the first anniversary of the grant date, and the remaining 75% vest ratably each month over the subsequent 36 months.
There was no activity with respect to stock options during the nine months ended September 30, 2015 and 2014. There were 250 stock options outstanding as of both September 30, 2015 and December 31, 2014; the aggregate intrinsic value of the stock options outstanding as of both September 30, 2015 and December 31, 2014 was de minimis.
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

The following assumptions were used to determine the fair value of SARs granted to employees by Actua during the nine-month period ended September 30, 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Expected volatility	56%	—%	56%	56%
Average expected life of SAR (in years)	6.25	—	6.25	6.13
Risk-free interest rate	2.12%	—	2.12%	1.51%
Dividend yield	—	—	—	—
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
Non-Management Director Equity-Based Compensation – The Director Plan
The Director Plan was effective through December 31, 2014. Under the Director Plan, non-management directors were entitled to an annual grant for which each such director could elect to receive restricted stock or DSUs. During the three months ended March 31, 2014, 37,500 shares of restricted stock and 22,500 DSUs were granted to Actua’s non-management directors, both with a grant date fair value of $17.63, representing the directors’ annual award under the Director Plan. All of those shares of restricted stock and DSUs vested during the nine months ended September 30, 2015.
In 2014, each non-management director was also entitled to receive quarterly cash payments for his service on the Board of Directors and its committees, as applicable, under the Director Plan. Each director had the option to elect to receive DSUs in lieu of all or a portion of those cash fees. Each participating director received DSUs representing shares of Actua’s Common Stock with a fair market value equal to the relevant cash fees (with such fair market value determined by reference to the closing Common Stock price reported by NASDAQ on the date these cash fees otherwise would have been paid). DSUs received in lieu of cash fees were fully vested at the time they were granted and will be settled in shares of Actua’s Common Stock upon the termination of the recipient’s service at Actua. The expense for those DSUs was recorded when the fees to which the DSUs relate were earned and is included in the line item “General and administrative” on Actua’s Consolidated Statements of Operations for the three and nine months ended September 30, 2014 (but is not reflected in the summarized

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

Equity-Based Compensation table above). During the nine months ended September 30, 2015, non-management directors received DSUs representing 4,469 shares of Actua's Common Stock in lieu of cash for services provided. During the three and nine months ended September 30, 2014, non-management directors received DSUs representing 3,815 shares and 13,483 shares, respectively, of Actua’s Common Stock in lieu of cash for services provided.
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
During the nine months ended September 30, 2015, 18,200 shares of restricted stock with a grant date fair value of $16.10 were granted to Actua’s non-management directors (as discussed previously in this Note 9) representing the director retainer fee for the first half of 2015; those awards vested in July 2015. During the nine months ended September 30, 2015, 50,416 shares of restricted stock with a grant date fair value of $13.17 were granted to Actua’s non-management directors (as discussed previously in this Note 9) representing the director retainer fee for the period from the June 12, 2015 grant date through June 12, 2016; those awards vest in June 2016.
Also during the nine months ended September 30, 2015, 90,000 shares of restricted stock and 90,000 DSUs (both with a grant date fair value of $13.17) were granted to Actua’s non-management directors representing the directors’ triennial service awards. As detailed above, 30,000 shares of restricted stock and 30,000 DSUs vest in June 2016, and the remaining 60,000 shares of restricted stock and 60,000 DSUs vest in equal quarterly installments beginning in September 2016 and ending in June 2018.
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
In conjunction with the NuCivic and Textizen transactions, GovDelivery granted $3.1 million and $0.8 million, respectively, of restricted stock as partial consideration for the purchase. The expense associated with those awards is being recognized ratably over a four-year vesting period. That expense is included in the line item “Equity-Based Compensation for Consolidated Businesses” in the equity-based compensation by equity award type table above.
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

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

The following assumptions were used to determine the fair value of stock options granted by Actua's consolidated businesses to their employees during the nine-month period ended September 30, 2015. Due to insufficient historical data, Actua's consolidated businesses used the simplified method to determine the expected life of all stock options granted under the respective equity incentive plans.

Nine Months Ended September 30,
2015
Expected volatility	35%-45%
Average expected life of SAR (in years)	5.84-6.25
Risk-free interest rate	1.42%-1.86%
Dividend yield	—

10. Other Income (Loss)
Other Income (Loss), net
Other income (loss), net consists of the effect of transactions and other events relating to Actua’s ownership interests and its operations in general.

During the nine months ended September 30, 2015, Actua received a distribution from Anthem that resulted in proceeds of $1.0 million; Actua recorded a gain in that amount for the period. Also during the nine months ended September 30, 2015, Actua received a loan repayment from Acquirgy in the amount of $0.4 million and, since Actua had no remaining basis in Acquirgy, recorded a gain in that amount for the period. Both amounts are included in the line item “Other income (loss), net” in Actua’s Statements of Operations for the nine months ended September 30, 2015.
During the nine months ended September 30, 2014, Actua received a distribution related to the sale of WhiteFence, Inc. in 2013 in the amount of $0.5 million; that amount was recorded as a gain and is included in the line item “Other income (loss), net” in Actua’s Statements of Operations for the three and nine months ended September 30, 2014.
During the nine months ended September 30, 2014, in conjunction with the final release of escrowed proceeds from the sale of StarCite, Inc. in 2011, Actua received cash of $0.3 million and recorded a gain in that amount, which is included in the line item “Other income (loss), net” in Actua's Statements of Operations for the nine months ended September 30, 2014.

11. Income Taxes
Actua Corporation, FolioDynamix (from November 3, 2014, the date of acquisition), GovDelivery, and VelocityEHS file a consolidated federal income tax return. Bolt is not included in Actua’s consolidated federal income tax return. For the nine months ended September 30, 2015 and 2014, a tax provision was recognized for state and foreign income taxes; no tax benefit for the loss from continuing operations was recognized as Actua maintains a full valuation allowance against its federal net deferred tax assets that it believes, after evaluating all the positive and negative evidence, both historical and prospective, is more likely than not to not be realized.
Additionally, a federal income tax benefit of $2.1 million and $2.9 million was recognized in the three and nine months ended September 30, 2014, respectively, which is offset by $2.1 million and $2.9 million of income tax expense in discontinued operations for the three and nine months ended September 30, 2014, respectively, since there was a loss in continuing operations and income in discontinued operations in that same period.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

12. Net Income (Loss) per Share
The calculations of net income (loss) per share were as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except per share data)		(in thousands, except per share data)
Basic and Diluted:
Income (loss) from continuing operations	$(13,882)	$(13,106)	$(43,929)	$(37,513)
Income (loss) from discontinued operations	—	2,426	—	3,789
Net income (loss) attributable to Actua Corporation	$(13,882)	$(10,680)	$(43,929)	$(33,724)
Basic and Diluted:
Income (loss) from continuing operations per share	$(0.37)	$(0.35)	$(1.19)	$(1.01)
Income (loss) from discontinued operations per share	—	0.06	—	0.10
Net income (loss) attributable to Actua Corporation per share	$(0.37)	$(0.29)	$(1.19)	$(0.91)
Shares used in computation of basis and diluted income (loss) per share	37,146	37,335	37,038	37,248

The following potentially dilutive securities were not included in the computation of diluted net loss per share, as their effect would have been anti-dilutive:

	Units (in thousands)	Weighted Average Price per Share
Three months ended September 30, 2015
SARs	530	$10.74
Restricted stock (1)	3,550	$—
DSUs	90	$—

Nine months ended September 30, 2015
SARs	530	$10.74
Restricted stock (1)	3,550	$—
DSUs	90	$—

Three months ended September 30, 2014
SARs	907	$9.09
Restricted stock (1)	3,811	$—
DSUs	23	$—

Nine months ended September 30, 2014
SARs	907	$9.09
Restricted stock (1)	3,811	$—
DSUs	23	$—

(1)
Anti-dilutive securities include contingently issuable shares unvested as of September 30, 2015 and 2014, the vesting of which is based on performance conditions and market conditions that have not yet been achieved. See Note 9, “Equity-Based Compensation.”

13. Segment Information
The results of operations of our businesses are reported in two segments:  the “vertical cloud” reporting segment and the “vertical cloud (venture)” reporting segment.  The vertical cloud reporting segment reflects the aggregate financial results of Actua’s businesses (1) that share the economic and other characteristics, (2) in which Actua’s management takes a very active role in providing strategic direction and operational support and (3) towards which Actua devotes relatively large proportions of its personnel, financial capital and other resources.  As of the date of this Report, Actua owns majority controlling equity positions in (and therefore consolidates the financial results of) the four businesses in the vertical cloud segment: Bolt, FolioDynamix, GovDelivery and VelocityEHS.  Since Actua acquired FolioDynamix on November 3, 2014, FolioDynamix’s results are not included in the Consolidated Financial Statements for the three and nine-month periods ended September 30, 2014. The vertical cloud (venture) reporting segment includes businesses with many characteristics similar to those of the businesses in the vertical cloud segment, but in which Actua takes a less active role in terms of strategic direction and operational support, and, accordingly, towards which Actua devotes relatively small amounts of personnel, financial capital and other resources.
During the three months ended September 30, 2015 and 2014, approximately $1.4 million and $1.1 million, respectively, of Actua’s consolidated revenue relates to sales generated outside of the United States, primarily Europe and Canada. During the nine months ended September 30, 2015 and 2014, approximately $4.7 million and $2.7 million, respectively, of Actua's consolidated revenue relates to sales generated outside of the United States, primarily Europe and Canada. As of September 30, 2015 and December 31, 2014, Actua’s assets were located primarily in the United States.
The following summarizes selected information related to Actua’s segments for the three and nine months ended September 30, 2015 and 2014. The amounts presented as “Dispositions” in the following table represent businesses reported as discontinued operations and/or Actua’s share of businesses’ results that had been accounted for under the equity method of accounting but were disposed of. During the three months ended March 31, 2014, Actua received a working capital adjustment of less than $0.1 million related to the sale of Procurian. That amount was recorded as a gain and is included in the line item “Income (loss) from discontinued operations, including gain on sale, net of tax” in the Consolidated Financial Statements for the three-month period ended March 31, 2014. CIML was accounted for under the equity method of accounting until it ceased operations in September 2014. The gain related to the Procurian working capital adjustment reported as discontinued operations, as well as Actua’s share of CIML’s results (including the related intangible amortization recorded by Actua), which was removed from the vertical cloud (venture) segment, are included in “Dispositions” in the segment information table below for the relevant periods presented.

	Segment Information
	(in thousands)

				Reconciling Items
	Vertical Cloud	Vertical Cloud (Venture)	Total Segment	Dispositions	Other (1)	Consolidated
Three Months Ended September 30, 2015
Revenue	$34,140	$—	$34,140	$—	$—	$34,140
Net income (loss) attributable to Actua Corporation	$(6,420)	$—	$(6,420)	$—	$(7,462)	$(13,882)
Three Months Ended September 30, 2014
Revenue	$20,762	$—	$20,762	$—	$—	$20,762
Net income (loss) attributable to Actua Corporation	$(6,461)	$(144)	$(6,605)	$2,426	$(6,501)	$(10,680)
Nine Months Ended September 30, 2015
Revenue	$98,268	$—	$98,268	$—	$—	$98,268
Net income (loss) attributable to Actua Corporation	$(21,511)	$—	$(21,511)	$—	$(22,418)	$(43,929)
Nine Months Ended September 30, 2014
Revenue	$58,213	$—	$58,213	$—	$—	$58,213
Net income (loss) attributable to Actua Corporation	$(17,887)	$(776)	$(18,663)	$3,789	$(18,850)	$(33,724)

(1)	The following table reflects the components of Net income (loss) attributable to Actua Corporation included in Other (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
General and administrative	$(8,148)	$(9,787)	$(26,255)	$(25,713)
Impairment related and other	(89)	(256)	(290)	(1,019)
Corporate other income (loss) (Note 10)	(1)	70	1,388	1,017
Interest income	25	157	67	371
Income tax benefit (expense)	—	2,131	—	2,931
Net loss attributable to the noncontrolling interest	751	1,184	2,672	3,563
Net income (loss)	$(7,462)	$(6,501)	$(22,418)	$(18,850)

	Vertical Cloud	Vertical Cloud (Venture)	Total Segment	Dispositions	Other	Consolidated Results
Assets as of:
September 30, 2015	$429,692	$16,617	$446,309	$—	$58,057	$504,366
December 31, 2014	$417,877	$16,117	$433,994	$2,998	$91,920	$528,912

14. Contingencies
During 2008 and 2009, two carried interest plans (one in each year) were established, for which a carried interest of 15% is allocable to Actua’s management participants in each plan. Carried interest will be paid in connection with a liquidity event or income receipt at any of the businesses in which the carried interest plans hold interests, subject to an aggregate specified hurdle threshold and holdback and clawback criteria. Actua has deployed approximately $79 million to date with respect to these plans, including approximately $25.5 million in 2014. Actua’s ownership in Bolt acquired prior to 2015 is held in the 2009 carried interest plan, and the activities over the past few years relative to the 2009 carried interest plan primarily relate to cash deployment from Actua to achieve its objectives of increasing its ownership in, and supporting the cash needs of, Bolt. Beginning in 2015, any additional cash deployment to Bolt will not be included in the carried interest plans. Other than the stake in Bolt held by the 2009 carried interest plan, the assets held by the carried interest plans are immaterial to Actua. Actua does not expect a liquidity event or income receipt at any of the relevant businesses to occur in the near future, and, accordingly, Actua has not recorded a liability with respect to these plans. Once a liquidity event or income receipt at any of the relevant businesses that would yield proceeds in excess of the calculated hurdle rate occurs, and a payment becomes probable and estimable, Actua would record the appropriate liability. Payments against that liability would occur thereafter subject to relevant holdbacks and clawbacks. As of September 30, 2015, the aggregate specified hurdle thresholds related to both carried interest plans had not been met.

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
As of the date of this Report, we own substantial majority controlling equity positions in (and therefore consolidate the financial results of) each of the four businesses in our vertical cloud segment: Bolt (of which we own 70%), FolioDynamix (of which we own 99%), GovDelivery (of which we own 91%) and VelocityEHS (of which we own 94%).
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
As described in expanded detail below, each of our four vertical cloud businesses, Bolt, FolioDynamix, GovDelivery and VelocityEHS, offers cloud-based products and services that address the needs of a specific vertical market or industry. Each of those businesses competes with one or more traditional or cloud-based software firms, some of which have a horizontal/multi-industry focus and some of which may have better name recognition and greater financial and other resources than our businesses do. We believe that each of our businesses is well-positioned to compete with those firms because of, among other things, the vertical domain expertise and vertically-focused technology that we have cultivated.
Our focus on serving vertical markets, each of which has customers with similar needs and challenges, allows for narrowly-focused and rapid product development, which results in technology that is often better suited than a horizontal solution to address customer needs and challenges. In addition, our proprietary, scalable and secure multi-tenant architecture enables us to have relatively lower research and development expenses than traditional software companies. Based in large part on those advantages, we have invested, and will continue to invest, heavily in research and development at each of our businesses to continue to develop differentiated, vertically-focused cloud-based offerings, which are highlighted by:

•	approximately 3,600 commercial and personal property and casualty insurance products from over 77 carriers that Bolt is able to offer through its platform;

•
the broad reach of FolioDynamix’s wealth management platform, which serviced approximately $560 billion of AUM as of September 30, 2015, and its complementary investment advisory services, which encompassed approximately $18 billion of AUM (of which $4.4 billion are Regulatory Assets Under Management) as of September 30, 2015;

•	GovDelivery’s subscriber base of more than 90 million interested citizens; and

•	VelocityEHS’ industry-leading proprietary database, which contains over 8.8 million safety data sheets.
Another key component of our business strategy, in addition to our multi-vertical domain expertise and effective and efficient research and development, is the leverage inherent in the recurring revenue generated by our cloud-based software delivery model. In part because our customers are required to make periodic payments to continue receiving access to our cloud-based products and services, we have established long-term relationships with our customers, many of which are governed by multi-year contracts that have historically high renewal rates.  The consistent revenue stream provided by our recurring revenue model, coupled with our relatively high gross margins, allow us to drive revenue growth more consistently over time through investment in lead generation, sales and marketing. In order to ensure that we are effectively leveraging our cloud-based model, we closely monitor and manage the revenue growth rates, along with the gross margins, number of customers and a variety of customer retention and sales efficiency metrics, at each of our businesses. Through three quarters of 2015:

•
Bolt's revenue grew approximately 20% in the nine-month period ended September 30, 2015 from the corresponding prior year period. During the nine months ended September 30, 2015, Bolt served approximately 2,100 independent commercial and personal property and casualty insurance agent customers, six large commercial and personal property and casualty insurance carrier-agency customers, five customers who are non-traditional sellers of commercial and personal property and casualty insurance products and one state commercial and personal property and casualty insurance exchange customer;

•
FolioDynamix’s revenue grew 15% from the corresponding nine-month prior year period (for which Actua did not own FolioDynamix), and, during the nine months ended September 30, 2015, it served over 200 financial services organizations, such as brokerage firms, banks (trust and retail), large RIAs and RIA networks and other fee-based managed account providers;

•
GovDelivery’s revenue grew approximately 26% from the corresponding nine-month prior year period, and, during the nine months ended September 30, 2015, it served over 1,000 government entities, agencies and organizations at the national, state and local levels in both the United States and Europe; and

•
VelocityEHS’ revenue grew approximately 39% from the corresponding nine-month prior year period. During the nine months ended September 30, 2015, VelocityEHS served close to 11,100 customers; approximately 75% are platform customers, consisting of large and mid-market North American businesses in a wide variety of industries.

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

The insurance intermediary business is highly competitive, and numerous firms, some of which have substantially greater financial and other resources, name recognition and market presence than Bolt, actively compete with Bolt for customers and insurance markets. Competition in the insurance business is largely based on innovation, quality of service and price. A number of insurance companies directly sell insurance, primarily to individuals, and do not pay commissions to third-party agents and brokers. In addition, the cloud has increasingly become a source for the direct placement of personal business lines.  We believe that Bolt’s unique platform and the product and technology connectivity that it offers allows Bolt to compete in the insurance market. During the nine months ended September 30, 2015, Bolt spent approximately $3.5 million on research and development activities.
As of September 30, 2015, Bolt had 202 employees, six of whom were part-time employees.
FolioDynamix
FolioDynamix offers wealth management service providers and financial advisors a comprehensive, secure, cloud-based wealth management technology platform and advisory solutions for managing the full wealth management lifecycle across all types of investment programs. FolioDynamix provides its customers with leading-edge technology to attract and retain the best advisors, enable more effective business process management, accelerate client acquisition and gain visibility across all AUM.
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
FolioDynamix’s five largest customers in terms of revenue generation represented more than half of its revenue in the nine months ended September 30, 2015. Although a loss of one or more of these customers (most of which have been signed to long-term contracts that extend until at least 2017) would have a negative impact on FolioDynamix’s financial results and condition, FolioDynamix does not have any customer the loss of which would have a materially adverse financial impact on our vertical cloud businesses as a whole.
The market for wealth management software and advisory services is fragmented, competitive and rapidly changing. When selling its software to large financial services organizations, FolioDynamix faces competition from software companies who provide end-to-end, cloud-based solutions and an even larger number of software companies that offer individual point solutions; some of these companies may have better name recognition and financial and other resources than FolioDynamix. To a lesser degree, the company competes with in-house solutions that its current and prospective clients may develop. We believe that FolioDynamix’s sophisticated, highly-scalable, comprehensive cloud-based technology platform, along with its deep wealth management domain knowledge and processes, particularly in the areas of research and regulatory compliance, provide it with a strong position in the wealth management software and advisory services market. During the nine months ended September 30, 2015, FolioDynamix spent approximately $6.5 million on research and development activities.
As of September 30, 2015, FolioDynamix had 108 employees, two of whom were part-time employees.

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
The market for digital communication solutions in general is fragmented, highly competitive and rapidly changing. GovDelivery provides its solutions exclusively to the public sector, while its competitors generally focus on digital marketing solutions targeting either the small business market or the private sector enterprise market. To a lesser degree, GovDelivery competes with in-house solutions that its current and prospective customers may develop. We believe that GovDelivery’s cloud-based technology and domain expertise, which manifests itself in strong relationships with many government entities, a subscriber base of more than 90 million interested citizens and a unique understanding of the day-to-day communication challenges faced by public sector clients, allows it to compete effectively against other digital communications service providers, some of which may have more name recognition and financial and other resources than GovDelivery. During the nine months ended September 30, 2015, GovDelivery spent approximately $7.7 million on research and development initiatives.
As of September 30, 2015, GovDelivery has 203 employees, three of whom were part-time employees.
VelocityEHS
VelocityEHS offers an integrated platform of cloud-based solutions that help companies manage a variety of global environmental, health and safety regulatory compliance requirements. VelocityEHS’ products and services help businesses create safer work environments by identifying, managing and reducing potential workplace and environmental hazards that save time, lower costs and reduce the risk and liability associated with meeting compliance (particularly U.S. Occupational Safety and Health Administration (OSHA)) requirements.
VelocityEHS’ customers, which include large and mid-market North American businesses in a wide variety of industries (including healthcare, manufacturing, education, construction, hospitality and technology, among many others), access the company’s applications through the cloud on a periodic (usually multi-year) subscription basis; VelocityEHS sells the periodic subscriptions directly to its customers through its internal sales team.

VelocityEHS’ principal products are currently its HQ Account and HQ RegXR Account applications. Both of these cloud-based applications provide customers with the ability to track, manage and report on the hazardous chemicals contained in their workplaces, with the HQ RegXR application containing additional regulatory reporting functionality.  Specifically, the applications provide businesses with:

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
VelocityEHS offers a number of customer services to support its HQ Account and HQ RegXR Account applications, such as customer training, safety data sheet authoring and compiling/indexing of customers’ online safety data sheet libraries; those services are sold to customers on a project fee basis.
Additionally, in part through its acquisition of KMI, VelocityEHS offers a comprehensive suite of cloud-based EH&S tools that allow customers to gain visibility into, and control risk at, their companies in the areas of incident management, audit and inspection training, compliance management, risk analysis, greenhouse gas reporting and sustainability metrics and reporting.
VelocityEHS has close to 11,100 customers; 75% are platform customers, and none of which accounts for a material portion of the company’s annual revenues. The market for EH&S software is fragmented and competitive. When selling its applications and services to large organizations, VelocityEHS faces competition from both large horizontal/multi-industry software companies that offer EH&S modules and smaller software companies focused solely on EH&S markets; some of these software companies provide cloud-based software solutions, while others offer only traditional, on-premise software solutions. In the large enterprise EH&S market, VelocityEHS often competes with incumbent vendors, many of which have more name recognition and financial and other resources than VelocityEHS. In the mid-market, VelocityEHS competes sometimes with smaller software companies but more often with home-grown (often manual/offline) solutions that current and prospective customers may develop. We believe that VelocityEHS’ unparalleled proprietary database, which contains over 8.8 million safety data sheets, along with its cloud-based, EH&S-focused technology, its sales and marketing expertise and its deep EH&S and regulatory domain knowledge, provides VelocityEHS with a strong competitive position relative to both large and small companies offering competing EH&S software solutions. During the nine months ended September 30, 2015, VelocityEHS spent approximately $4.4 million on research and development initiatives.
As of September 30, 2015, VelocityEHS had 322 employees, three of whom were part-time employees.
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

	Segment Information
	(in thousands)
				Reconciling Items
	Vertical Cloud	Vertical Cloud (Venture)	Total Segment	Dispositions	Other	Consolidated
Three Months Ended September 30, 2015
Revenue	$34,140	$—	$34,140	$—	$—	$34,140
Net income (loss) attributable to Actua Corporation	$(6,420)	$—	$(6,420)	$—	$(7,462)	$(13,882)
Three Months Ended September 30, 2014
Revenue	$20,762	$—	$20,762	$—	$—	$20,762
Net income (loss) attributable to Actua Corporation	$(6,461)	$(144)	$(6,605)	$2,426	$(6,501)	$(10,680)
Nine Months Ended September 30, 2015
Revenue	$98,268	$—	$98,268	$—	$—	$98,268
Net income (loss) attributable to Actua Corporation	$(21,511)	$—	$(21,511)	$—	$(22,418)	$(43,929)
Nine Months Ended September 30, 2014
Revenue	$58,213	$—	$58,213	$—	$—	$58,213
Net income (loss) attributable to Actua Corporation	$(17,887)	$(776)	$(18,663)	$3,789	$(18,850)	$(33,724)

Results of Operations – Vertical Cloud Businesses
For the Three Months Ended September 30, 2015 and 2014
The following presentation includes the consolidated financial results of Bolt, FolioDynamix (for the 2015 period), GovDelivery and VelocityEHS.

	Three Months Ended September 30,		Quarterly Change
	2015	2014	(in thousands)	(percentage)
	(in thousands)
Selected data:
Revenue	$34,140	$20,762	$13,378	64%
Cost of revenue	(9,627)	(5,911)	(3,716)	63%
Sales and marketing	(12,945)	(10,718)	(2,227)	21%
General and administrative	(6,292)	(4,011)	(2,281)	57%
Research and development	(7,612)	(3,960)	(3,652)	92%
Amortization of intangible assets	(3,728)	(2,369)	(1,359)	57%
Impairment related and other	(335)	—	(335)	—%
Operating expenses	(40,539)	(26,969)	(13,570)	50%
Operating Income	(6,399)	(6,207)	(192)	3%
Interest and other	26	7	19	271%
Income tax benefit (expense)	(47)	(261)	214	(82)%
Net loss	$(6,420)	$(6,461)	$41	(1)%

Revenue
Revenue from the three months ended September 30, 2014 to the three months ended September 30, 2015 increased $13.4 million from $20.8 million to $34.1 million, primarily due to (1) our acquisition of FolioDynamix in November 2014, VelocityEHS’ acquisition of KMI in August 2014, Bolt’s acquisition of certain assets of Ludwig in October 2014 and GovDelivery’s acquisition of NuCivic in December 2014 and (2) an increase in customers at each of our businesses.  The acquisitions accounted for $9.2 million of additional revenue for the three months ended September 30, 2015 and additional customer revenue at Bolt, GovDelivery and VelocityEHS accounted for $4.2 million in the three months ended September 30, 2015.  The increase in customers at our businesses was primarily driven by increased spending on sales and marketing initiatives.  We anticipate that the number of customers at our businesses will continue to increase due to both an increase in the number of cloud-based solutions we offer and an increase in the penetration of those solutions across our existing customer base.  Additionally, we plan to continue selectively pursuing acquisitions that further expand and complement our existing businesses.
Cost of revenue
Cost of revenue for the three months ended September 30, 2015 was $9.6 million, an increase of $3.7 million (or 63%) from cost of revenue of $5.9 million for the three months ended September 30, 2014. The increase was primarily due to higher personnel costs related to increased headcount at our businesses in 2015, which was driven by the acquisitions we completed in 2014, as well as staffing initiatives related to growth. We also incurred higher expenses for depreciation, occupancy and network services in the three months ended September 30, 2015 than for the comparable 2014 period. Cost of revenue was 28% of revenue for the three months ended September 30, 2015 and the comparable 2014 period. Going forward, we anticipate that cost of revenue will increase in absolute dollars as we continue to hire additional personnel and expand our businesses.
Sales and marketing expenses
Sales and marketing expenses for the three months ended September 30, 2015 were $12.9 million, an increase of $2.2 million (or 21%) from $10.7 million of sales and marketing expenses for the three months ended September 30, 2014. The increase was primarily due to increased sales and marketing headcount at our businesses in 2015 from our acquisitions noted above, as well as staffing initiatives related to growth, which resulted in higher personnel costs, as well as increased commissions earned by sales personnel at our businesses. We also incurred more expenses for depreciation, stock-based compensation and occupancy in the three months ended September 30, 2015 than in the comparable 2014 period. As a percentage of revenue, sales and marketing expenses were 38% for the three months ended September 30, 2015 compared to 52% for the comparable 2014 period. As we expand our businesses, we will continue to add resources to our sales and marketing efforts, and, accordingly, we expect that our sales and marketing expenses will continue to increase in absolute dollars.
General and administrative expenses
General and administrative expenses for the three months ended September 30, 2015 were $6.3 million, an increase of $2.3 million (or 57%) from 4.0 million of general and administrative expenses for the three months ended September 30, 2014.  The increase was due to higher personnel costs related to increased headcount at our businesses in 2015 from our acquisitions noted above, as well as staffing initiatives related to growth, and an increase in equity based compensation charges. General and administrative expenses represented 18% of revenue for the three-month periods ended September 30, 2015 and the comparable 2014 period. Going forward, we expect that general and administrative expenses will continue to increase in absolute dollars but will decrease as a percentage of revenue as we expand our business.
Research and development expenses
Research and development expenses for the three months ended September 30, 2015 were $7.6 million, an increase of 3.7 million (or 92%) from $4.0 million for the three months ended September 30, 2014. This increase was due primarily to higher personnel costs related to increased headcount at our businesses in 2015, which was driven by the acquisitions we completed in 2014, as well as staffing initiatives related to growth. Also contributing to the increase were higher expenses for depreciation, software subscriptions, stock-based compensation and occupancy in the three months ended September 30, 2015 as compared to the comparable 2014 period. As a percentage of revenues, research and development expenses were 22% for the three months ended September 30, 2015 and 19% for the comparable 2014 period. As we enhance and expand our solutions and applications, we expect that research and development expenses will continue to increase in absolute dollars.
Amortization of intangible assets
Amortization expense for the three months ended September 30, 2015 was $3.7 million, an increase of $1.4 million (or 57%) from $2.4 million of amortization expense for the three months ended September 30, 2014.  The increase in amortization expense was the result of the acquisitions we completed in 2014, primarily our acquisition of FolioDynamix. Over the next few years, we expect that amortization expense will remain consistent in absolute dollars with amounts amortized for 2015.
Impairment-related and other expense
Impairment-related and other expenses was primarily comprised of charges associated with changes in the KMI contingent consideration obligation and severance expenses for the three months ended September 30, 2015.
Interest and other expense
The change in interest and other expense for the three months ended September 30, 2014 to the three months ended September 30, 2015 primarily reflects fluctuations in foreign currencies activity in those respective periods.
Income tax benefit (expense)
Our provision for income taxes for the three months ended September 30, 2015 was $0.1 million, which relates to state and foreign income tax expense. No tax benefit for the loss from continuing operations was recognized as Actua maintains a full valuation allowance against its federal net deferred tax assets that it believes are more likely than not to not be realized.

For the Nine Months Ended September 30, 2015 and 2014
The following presentation includes the consolidated financial results of Bolt, FolioDynamix (for the 2015 period), GovDelivery and VelocityEHS.

	Nine Months Ended September 30,		Period Change
	2015	2014	(in thousands)	(percentage)
	(in thousands)
Selected data:
Revenue	$98,268	$58,213	$40,055	69%
Cost of revenue	(29,142)	(16,329)	(12,813)	78%
Sales and marketing	(36,344)	(28,834)	(7,510)	26%
General and administrative	(19,587)	(11,009)	(8,578)	78%
Research and development	(22,078)	(10,760)	(11,318)	105%
Amortization of intangible assets	(11,450)	(6,963)	(4,487)	64%
Impairment related and other	(970)	(73)	(897)	1,229%
Operating expenses	(119,571)	(73,968)	(45,603)	62%
Operating Income	(21,303)	(15,755)	(5,548)	35%
Interest and other	17	(1,576)	1,593	(101)%
Income tax benefit (expense)	(225)	(556)	331	(60)%
Net loss	$(21,511)	$(17,887)	$(3,624)	20%
Revenue
Revenue from the nine months ended September 30, 2014 to the nine months ended September 30, 2015 increased $40.1 million from $58.2 million to $98.3 million, primarily due to (1) our acquisition of FolioDynamix in November 2014, VelocityEHS’ acquisition of KMI in August 2014, Bolt’s acquisition of certain assets of Ludwig in October 2014 and GovDelivery’s acquisition of NuCivic in December 2014 and (2) an increase in customers at each of our businesses.  The acquisitions accounted for $30.1 million of additional revenue for the nine months ended September 30, 2015 and additional customer revenue at Bolt, GovDelivery and VelocityEHS accounted for $10.0 million in the nine months ended September 30, 2015.  The increase in customers at our businesses was primarily driven by increased spending on sales and marketing initiatives.  We anticipate that the number of customers at our businesses will continue to increase due to both an increase in the number of cloud-based solutions we offer and an increase in the penetration of those solutions across our existing customer base.  Additionally, we plan to continue selectively pursuing acquisitions that further expand and complement our existing businesses.
Cost of revenue
Cost of revenue for the nine months ended September 30, 2015 was $29.1 million, an increase of $12.8 million (or 78%) from cost of revenue of $16.3 million for the nine months ended September 30, 2014. The increase was primarily due to higher personnel costs related to increased headcount at our businesses in 2015, which was driven by the acquisitions we completed in 2014, as well as staffing initiatives related to growth. We also incurred higher expenses for depreciation, occupancy and network services in the nine months ended September 30, 2015 than for the comparable 2014 period. Cost of revenue was 30% of revenue for the nine months ended September 30, 2015 compared to 28% for the comparable 2014 period. Going forward, we anticipate that cost of revenue will increase in absolute dollars as we continue to hire additional personnel and expand our businesses.
Sales and marketing expenses
Sales and marketing expenses for the nine months ended September 30, 2015 were $36.3 million, an increase of $7.5 million (or 26%) from $28.8 million of sales and marketing expenses for the nine months ended September 30, 2014. The increase was primarily due to increased sales and marketing headcount at our businesses in 2015, which was driven by the acquisitions we completed in 2014, as well as staffing initiatives related to growth at our businesses, and resulted in higher personnel costs. Additionally, commissions earned by sales personnel at our businesses increased in the current period. We also incurred more expenses for depreciation, stock-based compensation and occupancy in the nine months ended September 30, 2015 than in the comparable 2014 period. As a percentage of revenue, sales and marketing expenses were 37% for the nine months ended September 30, 2015 compared to 50% for the comparable 2014 period. As we expand our businesses, we will continue to add resources to our sales and marketing efforts, and, accordingly, we expect that our sales and marketing expenses will continue to increase in absolute dollars.
General and administrative expenses
General and administrative expenses for the nine months ended September 30, 2015 were $19.6 million, an increase of $8.6 million (or 78%) from $11.0 million of general and administrative expenses for the nine months ended September 30, 2014.  The increase was due to higher personnel costs related to increased headcount at our businesses in 2015, which was driven by the acquisitions we completed in 2014, as well as staffing initiatives related to growth. General and administrative expenses represented 20% and 19% of revenue for the nine-month periods ended September 30, 2015 and 2014, respectively. Going forward, we expect that general and administrative expenses will continue to increase in absolute dollars but will decrease as a percentage of revenue as we expand our business.
Research and development expenses
Research and development expenses for the nine months ended September 30, 2015 were $22.1 million, an increase of $11.3 million (or 105%) from $10.8 million for the nine months ended September 30, 2014. This increase was primarily due to higher personnel costs related to increased headcount at our businesses in 2015, which was driven by the acquisitions we completed in 2014, as well as staffing initiatives related to growth. Also contributing to the increase were higher expenses for depreciation, software subscriptions, stock-based compensation and occupancy in the nine months ended September 30, 2015 as compared to the comparable 2014 period. As a percentage of revenues, research and development expenses were 22% for the nine months ended September 30, 2015 and 18% for the comparable 2014 period. As we enhance and expand our solutions and applications, we expect that research and development expenses will continue to increase in absolute dollars.
Amortization of intangible assets
Amortization expense for the nine months ended September 30, 2015 was $11.5 million, an increase of $4.5 million (or 64%) from $7.0 million of amortization expense for the nine months ended September 30, 2014.  The increase in amortization expense was the result of the acquisitions we completed in 2014, primarily our acquisition of FolioDynamix. Over the next few years, we expect that amortization expense will remain consistent in absolute dollars with amounts amortized for 2015.
Impairment-related and other expense
Impairment-related and other expenses primarily comprised of charges associated with changes in the KMI contingent consideration obligations and severance expense for the nine months ended September 30, 2015 and severance expense for the nine months ended September 30, 2014.
Interest and other
The change in interest and other expense of $1.6 million for the nine months ended September 30, 2014 to the nine months ended September 30, 2015 primarily reflects a decrease in interest expense associated with Bolt’s external debt obligations from the 2014 period that were repaid at the end of June 2014, and fluctuations in foreign currencies activity.
Income tax benefit (expense)
Our provision for income taxes for the nine months ended September 30, 2015 was $(0.2) million, which relates to state and foreign income tax expense. No tax benefit for the loss from continuing operations was recognized as Actua maintains a full valuation allowance against its federal net deferred tax assets that it believes are more likely than not to not be realized.
Results of Operations – Vertical Cloud (Venture) Businesses
For the Three and Nine Months Ended September 30, 2015 and 2014
During the three and nine months ended September 30, 2014, we held equity ownership interests in Acquirgy and CIML, both of which were included in our vertical cloud (venture) segment.  During that period, we had no basis in Acquirgy and we did not record any amount of equity loss related to that company. During the nine months ended September 30, 2015, Acquirgy ceased operations. Actua received a loan repayment from Acquirgy in the nine-month 2015 period that, because we had no remaining basis in Acquirgy, resulted in a gain in the amount of $0.4 million, which is included in the line item “Other income (loss), net” in our Consolidated Financial Statements for the nine months ended September 30, 2015. During 2014, CIML ceased operations, and accordingly, our share of the results for the 2014 period has been reflected in “Dispositions.” As of September 30, 2015, the vertical cloud (venture) segment includes only cost method companies, which are reflected in the assets of that segment.
Results of Operations – Reconciling Items
For the Three and Nine Months Ended September 30, 2015 and 2014
Dispositions
The net impact of those discontinued operations and our share of the results of any disposed equity-method businesses is reflected as “Dispositions” in the “Segment Information” table above. Discontinued operations for the three months ended September 30, 2014 related to a gain associated with the release of escrowed proceeds from the sale of Investor Force Holdings, Inc. (“InvestorForce”) in 2013; Actua recorded a gain related to that escrow release in the amount of $1.3 million, which was net of $0.8 million of tax expense, during the nine months ended September 30, 2014 that is included in the line item "Discontinued operations, including gain on sale" in the tables below. Discontinued operations for the nine months ended September 30, 2015 also included a working capital adjustment from the sale of Procurian in 2013. Actua recognized a gain of less than $0.1 million in the nine-month 2014 period related to that working capital adjustment, which is included in the line item "Discontinued operations, including gain on sale" in the nine-month table below. CIML, which ceased operations in September 2014, is also reflected as a disposition for the three- and nine-month 2014 period. Our share of CIML’s results, including related intangible amortization recorded by Actua, has been removed from our vertical cloud (venture) segment and is included in the line item “Equity loss” in the table below.

	Three Months Ended September 30,		Quarterly Change
	2015	2014	(in thousands)	(percentage)
	(in thousands)
Selected data:
Equity loss	$—	$(144)	$144	100%
Discontinued operations, including gain on sale	—	2,426	(2,426)	(100)%
Net income	$—	$2,282	$(2,282)	100%

	Nine Months Ended September 30,		Period Change
	2015	2014	(in thousands)	(percentage)
	(in thousands)
Selected data:
Equity loss	$—	$(776)	$776	100%
Discontinued operations, including gain on sale	—	3,789	(3,789)	(100)%
Net income	$—	$3,013	$(3,013)	100%

Other
For the Three Months Ended September 30, 2015 and 2014

	Three Months Ended September 30,		Quarterly Change
	2015	2014	(in thousands)	(percentage)
	(in thousands)
General and administrative	$(8,148)	$(9,787)	$1,639	(17)%
Impairment related and other	(89)	(256)	167	(65)%
Other income (loss)	(1)	70	(71)	(101)%
Interest income	25	157	(132)	(84)%
Income tax benefit (expense)	—	2,131	(2,131)	(100)%
Noncontrolling interest (income) loss	751	1,184	(433)	(37)%
Net income (loss)	$(7,462)	$(6,501)	$(961)	15%

Corporate general and administrative

Corporate general and administrative expenses decreased from the three months ended September 30, 2014 to the three months ended September 30, 2015 primarily due to the run-off of certain equity-based compensation charges in the 2015 period.
Impairment related and other expense
Impairment related and other costs decreased from the three months ended September 30, 2014 to the three months ended September 30, 2015 primarily due to higher severance expenses in the 2014 period.
Corporate other income (loss)
Other income (loss) for the three months ended September 30, 2014 related to the receipt of proceeds that were released from escrow related to the sale of a former business.
Interest income
Interest income decreased from the three months ended September 30, 2014 to the three months ended September 30, 2015 primarily due to lower cash balances at corporate during the current period.

Income tax benefit (expense)
The current federal income tax benefit recognized in the three months ended September 30, 2014 of $2.1 million is offset by $2.1 million of income tax expense in discontinued operations since there was a loss in continuing operations and income in discontinued operations in that same year.
Noncontrolling interest (income) loss
The decrease in the loss attributable to the non-controlling interests in the three months ended September 30, 2015 compared to the three months ended September 30, 2014 is the resultant mix of non-controlling interests with respect to all of Actua’s consolidated businesses with the operating results of Actua’s consolidated businesses, and primarily relates to improved results at Bolt in the 2015 period.
For the Nine Months Ended September 30, 2015 and 2014

	Nine Months Ended September 30,		Period Change
	2015	2014	(in thousands)	(percentage)
	(in thousands)
General and administrative	$(26,255)	$(25,713)	$(542)	2%
Impairment related and other	(290)	(1,019)	$729	(72)%
Other income (loss)	1,388	1,017	$371	36%
Interest income	67	371	$(304)	(82)%
Income tax benefit (expense)	—	2,931	$(2,931)	(100)%
Noncontrolling interest (income) loss	2,672	3,563	$(891)	(25)%
Net income (loss)	$(22,418)	$(18,850)	$(3,568)	19%

Corporate general and administrative
Corporate general and administrative expenses increased from the nine months ended September 30, 2014 to the nine months ended September 30, 2015 primarily due to the issuance of equity-based compensation awards during the three months ended March 31, 2014 that contained market, performance and service conditions, partially offset by run-off of certain equity-based compensation charges in the 2015 period.
Impairment related and other
Impairment related and other costs decreased from the nine months ended September 30, 2014 to the nine months ended September 30, 2015 primarily due to higher severance expenses in the 2014 period.

Corporate other income (loss)
Other income (loss) for the nine months ended September 30, 2015 was comprised of the receipt of a distribution from Anthem of $1.0 million and a loan repayment from Acquirgy in the amount of $0.4 million. Other income (loss) for the nine months ended September 30, 2014 related to the receipt of proceeds that were released from escrow related to the sale of former businesses.
Interest income
Interest income decreased from the nine months ended September 30, 2014 to the nine months ended September 30, 2015 primarily due to lower cash balances at corporate during the current period.

Income tax benefit (expense)
The current federal income tax benefit recognized in the nine months ended September 30, 2014 of $2.9 million is offset by $2.9 million of income tax expense in discontinued operations since there was a loss in continuing operations and income in discontinued operations in that same year.
Noncontrolling interest (income) loss
The increase in the loss attributable to the non-controlling interests in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 is the resultant mix of non-controlling interests with respect to all of Actua’s consolidated businesses with the operating results of Actua’s consolidated businesses, and primarily relates to improved results at Bolt in the nine-month 2015 period.

Liquidity and Capital Resources
As of September 30, 2015, our principal source of liquidity was cash and cash equivalents totaling $80.6 million. Our cash and cash equivalents are comprised primarily of money market funds and commercial paper investments. We fund our operations with cash on hand, cash flow from operations, borrowings at certain of our businesses and proceeds from sales of businesses and other assets. We expect that these sources of liquidity will be sufficient to fund our cash requirements over the next 12 months. Bolt is expected to require additional borrowings, primarily from Actua, to fund its operations for the foreseeable future.
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
Our cash flows from operating, investing and financing activities of continuing operations, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Cash (used in) provided by operating activities	$(5,099)	$(18,767)
Cash (used in) provided by investing activities	$(6,681)	$(4,447)
Cash (used in) provided by financing activities	$(10,648)	$(17,900)

Operating activities
Income/(loss) from continuing operations is adjusted for non-cash items that include depreciation and amortization, equity-based compensation charges, other income/loss associated with the disposal of ownership interests in businesses and equity loss. In the nine months ended September 30, 2015, the improvement in cash used in operating activities compared to prior year was primarily driven by cash management initiatives, a focus on the collection of receivables and the addition of FolioDynamix.
Investing activities
The change from cash used in investing activities of $4.4 million for the nine months ended September 30, 2014 to cash used in investing activities of $6.7 million for the nine months ended September 30, 2015 was primarily due to an increase in capital expenditures and acquisition activity in the current period; that change was partially offset by a decrease in proceeds from distributions.
Financing activities
Cash used in financing activities improved during the nine months ended September 30, 2015 primarily due to a decrease in external debt repayments from the prior-year period, partially offset by increases in (1) payments to acquire ownership in two of our consolidated businesses, (2) payments to satisfy tax withholding obligations related to equity transactions, (3) payments of contingent consideration, and (4) payments to repurchase our Common Stock.
Working capital and other considerations
Our working capital as of September 30, 2015 of $39.4 million decreased from working capital as of December 31, 2014 of $67.7 million, primarily due to the decrease in cash from the 2014 period. The largest component of the decrease in cash related to cash used in financing activities during the nine-month 2015 period, primarily in the first quarter.
From time to time, we and our businesses are involved in various claims and legal actions arising in the ordinary course of business. We do not expect any liability with respect to any legal claims or actions, either individually or in the aggregate, that would materially affect our financial position or cash flows.
Contractual Cash Obligations and Commercial Commitments
During the nine months ended September 30, 2015, GovDelivery entered into an agreement to lease approximately 18,575 square feet of space in Washington, D.C. through 2027. That lease will result in payments in 2016 and 2017 totaling $0.9 million, payments in 2018 and 2019 totaling $2.0 million, and payments thereafter totaling $8.5 million. We had no other material changes to our contractual cash obligations and commercial commitments during the three and nine months ended September 30, 2015 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.
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
Our FolioDynamix business represents a small amount of our deferred revenue balance at September 30, 2015. FolioDynamix’s contracts are billed in annual, quarterly or monthly installments and are primarily non-cancellable.
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
VelocityEHS
VelocityEHS derives revenue from two sources: (1) SaaS subscription fees and (2) professional services fees. The vast majority of VelocityEHS’ revenue is derived from subscription fees from customers accessing VelocityEHS’ database and web-based tools; such revenue is recognized ratably over the applicable contract term, beginning on the contract implementation date. VelocityEHS also generates professional services fees from (a) customer training, (b) authoring of safety data sheets for customers and (c) compiling of customers’ online libraries of safety data sheet documents and indexing those documents. Those professional services are generally determined to have standalone value, and the revenue derived from those fees is recognized on a proportional performance basis over the applicable project’s timeline.
Our VelocityEHS business typically has represented the majority of our historical deferred revenue balances.  VelocityEHS’ contracts are generally billed annually and are non-cancellable.
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
Equity Income/Loss
We record our share of our businesses’ net income/loss, which is accounted for under the equity method of accounting as equity income/loss. Since we do not control these businesses, this equity income/loss is based on unaudited results of operations of our businesses and may require adjustment in the future when the audits of our businesses are complete. The compilation and review of these results of operations require significant judgment and estimates by management. Actua has no businesses that it accounts for using the equity method of accounting as of September 30, 2015.
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

In September 2015 the FASB issued accounting guidance on accounting for measurement period adjustments. The new guidance eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. This guidance will be effective for Actua beginning on January 1, 2016. We do not expect this guidance to have a significant impact on the Consolidated Financial Statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2015, our cash and cash equivalents included $69.8 million that is held primarily in money market accounts. We may be exposed to market risk relating to changes in market interest rates and overall market conditions that could affect the value of our cash and cash equivalents; however, we believe any changes in the fair value of our investment portfolio would be insignificant to our results given current market conditions.

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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value That May Yet Be Purchased Under the Program
Repurchased through 12/31/2014	5,891,572	$9.09	5,891,572	$ 96.4 million
1/1/2015 to 1/31/2015	96,277	$17.66	96,277	$ 94.7 million
2/1/2015 to 6/30/2015	—	$—	—	$ 94.7 million
7/1/2015 to 7/31/2015	—	$—	—	$ 94.7 million
8/1/2015 to 8/31/2015	—	$—	—	$ 94.7 million
9/1/2015 to 9/30/2015	—	$—	—	$ 94.7 million
10/1/2015 to 10/31/2015	—	$—	—	$ 94.7 million
11/1/2015 to 11/06/2015	—	$—	—	$ 94.7 million
Total	5,987,849	$9.23	5,987,849	$ 94.7 million

(1)	All shares purchased in open market transactions.

(2)	Average price paid per share excludes commissions.

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

101.0
The following financial information from the Actua Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements (filed herewith).

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Actua Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	November 6, 2015	ACTUA CORPORATION

		By:	/s/ R. KIRK MORGAN
		Name:	R. Kirk Morgan
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)