Form 10-K
period 2015-12-31
Actua Corp
filed 2016-03-15
CIK 1085621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Fiscal Year Ended December 31, 2015
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURUTIES EXCHANGE ACT OF 1934
For the Transition Period from              to             .
Commission File Number 001-16249

Actua Corporation (Exact Name of Registrant as Specified in Its Charter)

Delaware	23-2996071
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
555 East Lancaster Ave., Suite 640, Radnor, PA	19087
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (610) 727-6900
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, par value .001 per share	The NASDAQ Stock Market LLC
(The NASDAQ Global Select Marker)
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or section 15(d) of the Exchange Act Yes  ☐    No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-T (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of 36,260,011 shares of Common Stock held by non-affiliates of the Registrant as of June 30, 2015 was 517.1 million, based upon the closing price of $14.26 per share of the last business day of the Registrant's most recently completed second fiscal quarter, June 30, 2015. (The Registrant has excluded the market value of all shares of its Common Stock held by its executive offices and directors; such exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the Registrant.)
The number of shares of the Company’s Common Stock, $0.001 par value per share, outstanding as of March 14, 2016 was 40,254,609 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive proxy statement to be filed with the U.S. Securities and Exchange Commission (the “SEC”) relative to its 2015 Annual Meeting of Stockholders (the “Definitive Proxy Statement”) are incorporated by the referenced into Part III of this Form 10-K.

ACTUA CORPORATION
FORM 10-K
DECEMBER 31, 2015

Availability of Reports and Other Information
Our Internet website address is www.actua.com. Unless this Annual Report on Form 10-K (this “Report”) explicitly states otherwise, neither the information on our website, nor the information on the websites of any of our businesses, is incorporated by reference into this Report.
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K (including, in each case, those filed by ICG Group, Inc. (NASDAQ: ICGE) prior to our corporate name change to Actua Corporation (NASDAQ: ACTA) in September 2014) and all amendments to those reports filed by us with the U.S. Securities and Exchange Commission (the “SEC”) pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are accessible free of charge through our website as soon as reasonably practicable after we electronically file those documents with, or otherwise furnish them to, the SEC.
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
Factors that could cause our actual results, levels of activity, performance or achievements to differ materially from those anticipated in forward-looking statements include, but are not limited to, factors discussed elsewhere in this Report and include, among other things:

•	the valuation of public and private cloud-based businesses by analysts, investors and other market participants;

•	continued development of the cloud-based software market;

•	our ability to compete successfully in highly-competitive, rapidly-developing markets;

•	economic and market conditions generally;

•	capital spending by customers;

•	our ability to retain existing customer relationships (particularly significant customer relationships) and secure new ones;

•	developments in the vertical markets in which we operate, and our ability to respond to those changes in a timely and effective manner;

•	the availability, performance and security of our cloud-based technology, particularly in light of increased cybersecurity risks and concerns;

•	our ability to retain and motivate current key personnel and to attract new personnel;

•	our ability to deploy capital effectively and on acceptable terms;

•	our ability to successfully integrate any acquired businesses, and any other difficulties related to the acquisition of businesses;

•	the impact of any potential acquisitions, dispositions or other strategic transactions, which may impact our operations, financial condition, capitalization or indebtedness; and

•	our ability to have continued access to capital and to manage capital resources effectively.
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

PART I

ITEM 1. Business

Overview

Actua Corporation (f/k/a ICG Group, Inc.) (referred to in this Report as “Actua,” the “Company,” “we,” “our,” or “us”) was formed on March 4, 1996 and is headquartered in Radnor, Pennsylvania.  We are a multi-vertical cloud technology company with offerings that we believe create unique and compelling value for our customers and provide transformative efficiency to vertical markets.  We hold controlling majority equity stakes in four vertical, cloud-based businesses that we believe will generate sustained, meaningful returns for our stockholders through consistent revenue growth and earnings leverage over time.

Despite the omnipresence of the Internet in the global economy, there remains a surprisingly large number of vertical markets with outdated, offline business processes that could be vastly improved through cloud-based software and services.  Our cloud-based solutions allow us not only to transform old business processes into new automated, streamlined ones but also to create entirely new business processes that would not be possible without the cloud.  In addition, our solutions frequently allow businesses to integrate across their partners, suppliers and customers in ways that were previously impossible, thereby expanding their markets and overall opportunity.

Aside from the transformative efficiency inherent in our solutions, the cloud delivery model that we employ provides significant benefits to our customers.  The model provides customers with richer functionality and allows them to avoid large capital investment and enjoy faster set-up times and continuous upgrades at lower costs.

We feel that the expertise we have developed in connection with our nineteen-year active involvement in transforming markets through the adoption of cloud-based software and services allows us not only to identify cloud-based businesses that are positioned to succeed in their respective verticals, but also to accelerate the growth of those businesses through strategic guidance, operational support and financial capital.  To that end, we manage our consolidated vertical cloud-based businesses, BOLT Solutions, Inc. (“Bolt”), FolioDynamics Holdings, Inc. (“FolioDynamix”), GovDelivery Holdings, Inc. (“GovDelivery”) and VelocityEHS Holdings, Inc. (“VelocityEHS”), which operate in the commercial and personal property and casualty insurance, wealth management, government communications and environmental, health and safety (“EH&S”) markets, respectively, with a uniform set of industry-standard recurring revenue metrics and specifically look to drive growth at those businesses by:

•	continuously creating compelling, differentiated cloud-based products and services through investment in research and development;

•	driving efficient long-term growth in recurring revenue through aggressive investment in lead generation, marketing and sales;

•	identifying, structuring and executing accretive acquisitions that accelerate strategic plans, increase revenue growth and, over time, improve margins;

•	investing in and cultivating deep, domain-expert management teams; and

•	implementing strategies to obtain operational leverage and increased profitability while maintaining relatively high revenue growth, particularly as a company scales.

We believe that, through those and other measures, we are developing a set of leading businesses that possess unique assets which are hard to replicate and which provide competitive differentiation in the sizable vertical markets in which they operate.  We believe further that our vertical cloud business model focus, which drives the compelling value proposition of our businesses, well-positions us to generate sustained, meaningful long-term returns for our stockholders, through, among other things:

•	revenue visibility and predictability (and lower revenue volatility than traditional software companies);

•	strong gross margins;

•	disciplined customer acquisition and attractive lifetime customer values, which allow for efficient growth through investment in sales and marketing;

•	economies of scale inherent in multi-tenancy software architecture, which allow a focus on innovation; and

•	ultimately, long-term profitability and operating cash flow.

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

The insurance intermediary business is highly competitive, and numerous firms, some of which have substantially greater financial and other resources, name recognition and market presence than Bolt, actively compete with Bolt for customers and insurance markets. Competition in the insurance business is largely based on innovation, quality of service and price. A number of insurance companies directly sell insurance, primarily to individuals, and do not pay commissions to third-party agents and brokers. In addition, the cloud has increasingly become a source for the direct placement of personal business lines.  We believe that Bolt’s unique platform and the product and technology connectivity that it offers allows Bolt to compete in the insurance market. In 2015, Bolt spent approximately $4.4 million on research and development activities.

As of February 20, 2016, Bolt has 191 employees, all of which are full-time employees.

FolioDynamix

FolioDynamix offers wealth management service providers and financial advisors a comprehensive, secure, cloud-based wealth management technology platform and advisory solutions for managing the full wealth management lifecycle across all types of investment programs. FolioDynamix provides its customers with leading-edge technology to attract and retain the best advisors, enable more effective business process management, accelerate client acquisition and gain visibility across all assets under management (“AUM”).

FolioDynamix’s customers include a variety of financial services organizations, such as brokerage firms, banks (trust and retail), large registered investment advisors (“RIAs”), and RIA networks and other fee-based managed account providers. FolioDynamix's customers access specified bundles of platform applications through the cloud on a periodic (usually multi-year) subscription basis. FolioDynamix sells the periodic subscriptions directly to its customers through its internal sales team.  FolioDynamix’s comprehensive, integrated platform enables highly sophisticated management of all aspects of a financial services organization’s wealth management process, including:

•	proposal generation and investment policy statement management;

•	client acquisition and onboarding;

•	investment model management;

•	portfolio rebalancing;

•	trading and trade order management;

•	performance management and reporting; and

•	portfolio accounting.

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

FolioDynamix’s five largest customers in terms of revenue generation represented approximately 57% of its revenue in 2015. Although a loss of one or more of these customers (most of which have been signed to long-term contracts through at least 2017) would have a negative impact on FolioDynamix’s financial results and condition, FolioDynamix does not have any customer the loss of which would have a materially adverse financial impact on our vertical cloud businesses as a whole.
The market for wealth management software and advisory services is fragmented, competitive and rapidly changing. When selling its software to large financial services organizations, FolioDynamix faces competition from software companies who provide end-to-end, cloud-based solutions and an even larger number of software companies that offer individual point solutions; some of these companies may have better name recognition and financial and other resources than FolioDynamix. To a lesser degree, the company competes with in-house solutions that its current and prospective clients may develop. We believe that FolioDynamix’s sophisticated, highly-scalable, comprehensive cloud-based technology platform, along with its deep wealth management domain knowledge and processes, particularly in the areas of research and regulatory compliance, provide it with a strong position in the wealth management software and advisory services market. In 2015, FolioDynamix spent approximately $8.8 million on research and development activities.

As of February 20, 2016, FolioDynamix has 114 employees, of which 2 are part-time employees.

GovDelivery

GovDelivery is a provider of cloud-based communication solutions that allow governments, government agencies and government organizations to reach more people and mobilize them to action. GovDelivery’s digital communication management platform enables the public sector to address a variety of real, ongoing challenges it faces by interacting more efficiently with citizens through e-mail, mobile text alerts, really simple syndication (“RSS”), and social media channels.

Through the GovDelivery platform, GovDelivery’s customers, which include government entities, agencies and organizations at the national, state and local levels in both the United States and Europe, are able to:

•	increase online transactions, such as registrations and renewals, through personalized content, reminders, cross-promotion offers and other features;

•	promote successful events through multi-channel communications, personalized and contextual content and integration with other organizations and registration platforms;

•	manage emergency situations with real-time updates, sophisticated audience targeting and integration with other emergency alert systems;

•	build communities around data and expand volunteerism with broad reach, engaging content, sophisticated audience targeting and in-depth tracking analytics;

•	create modern training experiences that support regulatory compliance, encourage disaster preparedness and advance community education through a unified platform with sophisticated audience targeting;

•	improve media relations with tools that streamline communications with media outlets and measure the level of engagement that media outlets have with their multi-channel communications; and

•	drive increased digital engagement among citizens with a user-friendly, integrated, multi-channel communications approach.

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

The market for digital communication solutions in general is fragmented, highly competitive and rapidly changing. GovDelivery provides its solutions exclusively to the public sector, while its competitors generally focus on digital marketing solutions targeting either the small business market or the private sector enterprise market. To a lesser degree, GovDelivery competes with in-house solutions that its current and prospective customers may develop. We believe that GovDelivery’s cloud-based technology and domain expertise, which manifests itself in strong relationships with many government entities, a subscriber base of more than 100 million interested citizens and a unique understanding of the day-to-day communication challenges faced by public sector clients, allows it to compete effectively against other digital communications service providers. In 2015, GovDelivery spent approximately $10.2 million on research and development initiatives.

As of February 20, 2016, GovDelivery has 205 employees, of which 1 is a part-time employee.

VelocityEHS

In September 2015, MSDSonline Holdings, Inc. undertook a rebranding effort and changed its corporate name to VelocityEHS Holdings, Inc. in order to reflect the completion of its transformation, following its acquisition of Knowledge Management Innovations Ltd. (“KMI”) in 2014, into a platform with a comprehensive set of cloud-based EH&S tools. These tools allow customers to gain visibility into, and control risk at, their companies in the areas of incident management, audit and inspection training, compliance management, risk analysis, ergonomics, greenhouse gas reporting and sustainability metrics and reporting.
VelocityEHS’s platform helps businesses create safer work environments by identifying, managing and reducing potential workplace and environmental hazards that save time, lower costs and reduce the risk and liability associated with meeting compliance (particularly U.S. Occupational Safety and Health Administration (“OSHA”)) requirements.

VelocityEHS’s customers, which include large and mid-market North American businesses in a wide variety of industries (including healthcare, manufacturing, education, construction, hospitality and technology, among many others), access the company’s applications through the cloud on a subscription basis (usually multi-year); VelocityEHS sells the subscriptions directly to its customers through its internal sales team.

VelocityEHS’s principal products are currently chemical management products. Both of these cloud-based applications provide customers with the ability to track, manage and report on the hazardous chemicals contained in their workplaces, with the HQ RegXR application containing additional regulatory reporting functionality.  Specifically, the applications provide businesses with:

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

VelocityEHS has around 11,500 customers, none of which individually account for a material portion of the company’s annual revenues. The market for EH&S software is fragmented and competitive. When selling its applications and services to large organizations, VelocityEHS faces competition from both large horizontal/multi-industry software companies that offer EH&S modules and smaller software companies focused solely on EH&S markets; some of these software companies provide cloud-based software solutions, while others offer only traditional, on-premise software solutions. In the large enterprise EH&S market, VelocityEHS often competes with incumbent vendors, many of which have more name recognition and financial and other resources than VelocityEHS. In the mid-market, VelocityEHS competes sometimes with smaller software companies but more often with home-grown (often manual/off-line) solutions that current and prospective customers may develop. We believe that VelocityEHS’s unparalleled proprietary database, which contains over 9.3 million safety data sheets, along with its cloud-based, EH&S-focused technology, its sales and marketing expertise and its deep EH&S and regulatory domain knowledge, provides VelocityEHS with a strong competitive position relative to both large and small companies offering competing EH&S software solutions. In 2015, VelocityEHS spent approximately $5.8 million on research and development initiatives.

As of February 20, 2016, VelocityEHS has 335 employees, of which 2 are part-time employees.

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

Employees

Corporate headcount at Actua as of February 20, 2016 was 22. The headcount at our consolidated businesses as of February 20, 2016 was 845 employees.  See the individual descriptions of our consolidated businesses above for the number of employees at those businesses.

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

Our businesses compete in rapidly evolving and intensely competitive cloud-based technology markets and are subject to ever-changing technology, shifting customer needs and preferences and frequent introduction of products and services.  We expect competition in those markets to intensify in the coming years.  Our businesses’ current and potential competitors range from large and established companies to emerging start-ups, both horizontally and vertically focused, some of whom receive or could receive, significant financial and other support from private equity and/or venture capital firms.  Established companies, on the one hand, have greater resources, more comprehensive and complementary product and service offerings, longer operating histories and more established relationships with customers than we do.  Those companies can use their experience and resources to compete with our businesses in a variety of ways, including by making acquisitions, investing aggressively in research and development and sales and marketing, and offering more attractive commercial terms to customers, service providers and other strategic partners.  Emerging start-ups, on the other hand, may be able to innovate and provide products and services faster than our businesses can.  If our businesses’ competitors are collectively more successful than our businesses are in developing compelling products and services or in attracting and retaining customers, our consolidated revenues and growth rates could decline.

If the market for cloud-based software develops more slowly than we expect or declines, our business could be materially adversely affected.

The market for cloud-based software is not as mature as the market for on-premise enterprise software, and it is uncertain whether cloud-based software will achieve and sustain high levels of customer demand and market acceptance.  Our success will depend to a substantial extent on the widespread adoption of cloud-based software solutions.  Many enterprises have invested substantial personnel and financial resources to integrate traditional enterprise software into their businesses and, therefore, may be reluctant or unwilling to migrate to cloud computing.  Other enterprises have not elected to move from traditional processes that are not cloud-based to automated cloud-based processes.  It is difficult to predict customer adoption rates and demand for our businesses’ products and services, the future growth rate and size of the cloud-based software market or the entry of competitive applications.  The expansion of the cloud-based software market depends on a number of factors, including the cost, performance, and perceived value associated with cloud-based software, as well as the ability of cloud-based software companies to address heightened security and privacy concerns.  If other cloud-based software providers experience security incidents, loss of customer data, disruptions in delivery or other similar problems, which is an increasing focus of the public and investors in recent years, the market for cloud-based applications as a whole, including our products and services, may be negatively affected.  If cloud-based software does not achieve widespread adoption, or there is a reduction in demand for cloud-based software caused by a lack of customer acceptance, technological challenges, weakening economic conditions, increasing security or privacy concerns, competing technologies and products, decreases in corporate spending or otherwise, it could result in decreased revenues and our business could be materially adversely affected.

Changes in the way analysts, investors and other participants in public and/or private markets value cloud-based businesses, such as those we currently own and those we could acquire, could adversely affect our stock price.

Over the past few years, public and private cloud-based businesses have been valued based on relatively high multiples of their historical and/or forecasted revenues, with less of a focus on their current levels of profitability.  Given the emphasis placed on the revenue growth of cloud-based businesses, we intend to continue to invest heavily in sales and marketing to drive revenue growth at our businesses.  Analysts, investors and other market participants have recently valued cloud-based businesses, (particularly those that are relatively small), which comprise our core group of assets, based on lower revenue multiples, which has had, and could continue to have, a negative effect on our stock price. Additionally, if analysts, investors and other market participants begin to value cloud-based businesses like ours based on profitability or another metric other than revenue, our stock price could be adversely affected, regardless of the performance of those businesses.  Moreover, our strategy calls for us to acquire additional cloud-based businesses and technologies.  To the extent that we acquire any cloud-based business or technology based on current valuation practices/metrics, and those practices/metrics change as contemplated above, our stock price could be adversely affected, regardless of the performance of the business or technology that we acquire.

Third-party attempts to breach or an actual breach of our networks or data security, or the existence of any other security vulnerabilities, could damage our reputation or the reputation of our businesses and materially adversely affect our business, financial condition and operating results.

Network and data security is particularly important for cloud-based software businesses, such as ours, which use Internet-based computing, storage, and connectivity technology to deliver their software products and services.  Customers using our businesses’ products and services rely on the security of computer networks and infrastructure for achieving reliable service and the protection of their data.  As part of our businesses’ cloud-based offerings, our businesses receive sensitive data.  Although we have adopted a number of measures to enhance our cybersecurity protection at Actua and each of our businesses, there can be no assurance that our or our business' information will not be subject to cyberattacks, computer break-ins, theft and other improper activity that could jeopardize the security of information handled by our businesses’ products and services or cause interruptions in the operations of our businesses.  In addition, third parties that use or have access to our businesses’ sensitive business information could experience security breaches that could adversely impact our reputation and customer relationships.

Cyberattacks and other malicious Internet-based activity continue to increase generally, and cloud-based platform providers have been targeted; therefore, we devote significant resources and incur significant costs to protect against security threats.  Nevertheless, our security measures or those of third parties that use or have access to our businesses’ sensitive business information may be breached as a result of third-party action, including intentional misconduct by computer hackers, employee error, malfeasance or otherwise, and result in someone obtaining unauthorized access to our customers’ data or our data, including our intellectual property and other confidential business information, or our IT systems.  Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information, such as user names, passwords or other information, in order to gain access to our customers’ data or our data or IT systems.  Because the techniques used to obtain unauthorized access or to sabotage systems change frequently and are generally not recognized until launched against a target, we may not be able to anticipate these techniques or to implement adequate preventative measures.  In addition, our customers may authorize third-party technology providers to access their customer data.  Because we do not control our customers and third-party technology providers, or the processing of such data by third-party technology providers, we cannot ensure the integrity or security of such transmissions or processing.  Malicious third parties may also conduct attacks designed to temporarily deny customers access to our services.  Actual or perceived security vulnerabilities could cause us and our businesses to incur significant additional costs to alleviate problems caused by any such actual or perceived vulnerabilities.  Those costs could reduce our operating margins and expose us and our businesses to litigation, loss of customers, reputation damage and other business harm that could result in a material adverse effect on our results of operations, business and financial condition.

Our businesses could face material liability related to the disclosure or theft of personal information they store or have stored on their behalf.

If the personal information any of our businesses’ clients, particularly FolioDyanmix’s, were inappropriately disclosed, whether inadvertently or otherwise, or if third parties were able to penetrate our businesses’ network security or otherwise gain access to any client’s name, address, portfolio holdings, credit card information or other financial information, our companies could be subject to claims for misuses of personal information or violations of privacy laws or regulations, which could have a material adverse effect on our results of operations, financial condition or business. In addition, third parties that use or have access to our businesses’ sensitive business information could experience security breaches that could adversely impact our reputation and customer relationships and could, in certain circumstances, expose us to liability and penalties for violations of privacy laws and regulations.

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

FolioDynamix faces operational risk related to improper or unauthorized execution and processing of transactions, deficiencies in its operating systems, business disruptions and inadequacies or breaches in its internal control processes; these operational errors could be magnified by market volatility. FolioDynamix relies on its employees and systems to process large volumes of transactions. In the event of a breakdown or improper operation of systems, human error or improper action by employees, we could suffer financial loss, regulatory sanctions or damage to our reputation, which could have a material adverse effect on our results of operations, financial condition or business

Claims that we or our technologies infringe upon the intellectual property or other proprietary rights of a third party may require us to incur significant costs, enter into royalty or licensing agreements or develop or license substitute technology.

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

In recent years, we have disposed of our interests in a number of businesses, including Procurian, Inc. (“Procurian”), which historically accounted for a significant amount of our revenue and earnings.  We have opted to focus our human and financial capital on a smaller number of majority-owned businesses and currently operate four majority-owned businesses, each of which offers cloud-based software and services to serve the needs of a particular vertical industry.  Because we have reduced the extent to which our holdings are diversified, we have concentrated the risk on our four majority-owned businesses.  As a vertically-focused company, we also face concentrated risk relative to four industries.  Unlike horizontally-focused companies with which we complete, our success is in part dependent upon the wellbeing of the four industries that our businesses serve.  As a result, the occurrence of a material adverse event or existence of a material adverse condition at any one of our four majority-owned businesses or a downturn in one of the vertical markets that they serve could have a material adverse impact on our business as a whole.

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

Some of our businesses’ customers have developed or may develop capabilities in-house for portions of solutions that are similar to those that our businesses offer.  Those customers may choose not to purchase our products and services and may compete with us directly, which could have a negative effect on our financial performance.

If our customers, including certain significant customers, do not renew their contracts for our products or if they do not renew them on terms that are favorable to us, our results of operations could be negatively impacted.

We try to enter into multi-year contracts with our customers; however, GovDelivery’s federal government contracts are generally limited to one-year terms and our other businesses face competitive pressure to agree to terms of not more than one year.  As our customer contracts approach the end of their terms, we seek to renew the agreements.  Historically, renewals have represented a significant portion of our total revenue and, accordingly, our historical growth rates have been dependent upon high renewal rates.  Because of this characteristic of our business, if our customers, particularly our significant customers, choose not to renew their contracts on beneficial terms or at all, our business, operating results and financial condition could be harmed.  Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our products and services, the availability of alternative products and services offered by our competitors and their ability to continue their operations and spending levels.

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

Most of our businesses have significant individual customer relationships.  Notably, Bolt has relationships with sizeable insurance carriers, FolioDynamix has relationships with large financial institutions (one of which ceased being a customer of FolioDynamix in 2015) and GovDelivery has relationships with significant government entities.  A substantial portion of each of these businesses’ revenues is tied to a relatively small number of customers.  For example, FolioDynamix’s five largest customers in terms of revenue generation represented approximately 57% of its revenue in 2015.  If our businesses are unable to retain one or more significant customers, or if their customers collectively reduce by a significant amount the products or services that they purchase from our businesses, or if our businesses fail to secure additional significant customers, we could fail to achieve our internal financial forecasts and related revenue and earnings guidance, and our results of operations and financial condition could be negatively impacted.

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

As our businesses target more of their sales efforts at larger enterprise customers, we face less predictability in completing some of our sales.  A potential customer’s decision to use our service may be an enterprise-wide decision such that we would need to provide greater education regarding the use and benefits of our service.  Additionally, large customers may demand more customization, integration services and features.  As a result of these factors, sales opportunities with large enterprise customers are difficult to forecast and may require us to devote greater sales support and professional services resources to individual customers.  This increases the cost and time required to complete sales.  As a result of these risks, our business and operating results could be materially negatively impacted.

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

GovDelivery depends heavily on contracts with the United States federal government. Those contracts could be materially reduced, extended, or terminated as a result of the government’s continuing assessment of priorities, changes in government priorities, budget cuts or changes in government personnel relating to the results of the elections or otherwise. Those matters and/or delays in the budget process could adversely affect our results of operations or financial condition.

GovDelivery derives the majority of its revenue from U.S. federal government customers; we expect that the business will continue to derive most of its sales from work performed under U.S. government contracts, which are conditioned upon the continuing availability of Congressional appropriations.  Congress usually appropriates funds on a fiscal-year basis even though contract performance may extend over many years.  The programs in which GovDelivery participates must compete with other programs and policy imperatives for consideration during the budget and appropriation process.  Concerns about increased deficit spending, along with continued economic challenges, continue to place pressure on U.S. and international government-customer budgets.  While we believe that GovDelivery’s programs are well aligned with the missions of our U.S. government customers, shifts in domestic spending, the affordability of GovDelivery’s products and services, general economic conditions and developments, and other factors may affect a decision to fund, or the level of funding, for existing or proposed contracts between GovDelivery and its U.S. federal government customers. In addition, changes in personnel at either the legislative or executive branch of the U.S. federal government, whether relating to the results of elections, such as the upcoming 2016 presidential election, or otherwise, could lead to a change in approach, priorities or funding at the U.S. federal government level that could cause a material reduction, non-renewal or cancellation of one or more of GovDelivery’s federal government contracts.

We and our businesses may be subject to government regulation that could disrupt and harm our businesses.

The cloud-based offerings of our businesses are subject to government regulation domestically and internationally in many areas, including regulation of the Internet regarding user privacy, telecommunications, data protection and on-line content.  Regulation related to the provision of services on the Internet is increasing as federal, state and foreign governments continue to adopt new laws and regulations addressing data privacy and the collection, processing, storage and use of personal information.  The application of those laws and regulations to our businesses is often unclear, and sometimes the laws and regulations may conflict. Compliance with those laws and regulations may involve significant costs or require changes in business practices that result in reduced revenue.   Additionally, some of the vertical markets in which we operate are heavily regulated.  For example, Bolt is subject to state regulation respect with to its insurance operations and FolioDynamix is subject to federal regulation covering the financial services industry, including the Investment Advisers Act of 1940 (the “Advisers Act”).   Noncompliance by our businesses with applicable regulations could result in monetary penalties being imposed on our businesses or orders that our businesses cease performing a critical activity, such as selling their software and services or, in the case of Bolt, providing insurance services, and in the case of FolioDynamix, providing financial services.

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

VelocityEHS provides its customers with cloud-based software to help them comply with federal employee health and safety regulations.  If the federal government were to reduce the amount of, or otherwise significantly alter, regulations related to employee health and safety, it could adversely affect our results of operations or financial condition.

VelocityEHS provides cloud-based software that helps employers comply with Occupational Safety and Health Administration (“OSHA”) regulations related to employee health and safety.  If the scope of OSHA’s regulation of employee health and safety were to decline, or if OSHA were to reduce its enforcement efforts (whether as a result of changes in U.S. federal government personnel relating to the results of elections or otherwise), VelocityEHS’s customers and potential customers would be less likely to purchase VelocityEHS’s products and services, which could adversely affect our results of operations or financial condition.

Customers of VelocityEHS could purchase fewer or no products or services once they meet an upcoming regulatory compliance deadline, which could have a material adverse effect on our results of operations.

Customers purchase some of VelocityEHS’s products and services in order to comply with federal regulations associated with the Globally Harmonized System of the Classification and Labeling of Chemicals that require standardization of safety data sheets and related training (the “GHS Standards”).  U.S. companies subject to the GHS standards must achieve full compliance by June 1, 2016.  Customers have purchased and may purchase VelocityEHS’s safety data sheet authoring and training services in order to achieve compliance with the GHS Standards.  Once such compliance is achieved, these companies may purchase fewer or none of VelocityEHS’s products and services.  As a result, VelocityEHS’s revenues associated with certain of its products and services could materially decrease, which could have a material adverse effect on our results of operation or financial condition.

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

Our businesses are experiencing relatively rapid growth in their operations. If we fail to effectively manage that growth, our businesses and operating results could be harmed.

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

We expect that our quarterly results could fluctuate significantly due to many factors, including:

•	general economic conditions, including economic downturns or uncertainty;

•	the timing of customer signings and implementations at our businesses;

•	the pace of development or a decline in growth of cloud-based software and services markets;

•	competition for the products and services offered by our businesses.

•	our acquisition of interests in new businesses;

•	the operating results, including growth rates, of our businesses;

•	changes in our estimated quarterly revenue, earnings, cash flow and other performance metrics; and

•	changes in the accounting methods that we use to account for our interests in businesses that may result from changes in our ownership percentages in those businesses.

If we are not able to consummate acquisitions on acceptable terms, we may not be able to execute our business strategy.

Our business strategy of owning and operating majority-owned, cloud-based technology software and services businesses in various vertical markets may, from time to time, require: (1) the ability to strategically acquire new businesses on favorable terms and (2) the ability to strategically consummate “tuck-in” acquisitions at our existing businesses on favorable terms.  We may not be able to identify attractive acquisition candidates that fit our business strategies. Furthermore, even if we are able to identify suitable acquisition candidates, it may not be possible or prudent to acquire interests in certain of those companies because of the relatively robust valuations being ascribed to private cloud-based software businesses at the present time, or due to competition from other potential acquirers that may have greater resources, brand name recognition, industry contacts or flexibility of structure than we do.  If we are unable to effectively acquire companies on acceptable terms, we may not be able to execute on our strategy, and our business may be adversely impacted.

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

A significant portion of the purchase price of any companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually.  If we consummate acquisitions that do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our results of operations. As of December 31 2015, Actua determined that the goodwill associated with the FolioDynamix business that was acquired in November of 2014 was partially impaired and recognized an impairment charge of 39.7 million.

If we are unable to remediate our existing material weaknesses in internal control over financial reporting or otherwise fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial condition, results of operations or cash flows, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

The Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. Under Section 404 of the Sarbanes-Oxley Act, we are required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weaknesses identified by management in our internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting that results in more than a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Section 404 of the Sarbanes-Oxley Act also generally requires an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. Identification of one or more material weaknesses in internal control over financial reporting results in a determination that internal control over financial reporting is not effective.

In connection with the audit of our consolidated financial statements for the year ended December 31, 2015, our management and independent registered public accounting firm identified control deficiencies in our internal control over financial reporting relating to, among other things, the control environment at Bolt that constitute material weaknesses in our internal control over financial reporting. We are actively engaged in developing a remediation plan designed to address these material weaknesses. Both the material weaknesses and our remediation plan are detailed in “Item 9A - Controls and Procedures” in this Report. There can be no assurance that we will be successful in developing or implementing these measures or that these measures will significantly improve or remediate the material weaknesses, including those relating to Bolt’s control environment, in a timely manner, or at all. If we fail to remediate the material weaknesses, we may be unable to accurately report our financial results, or report them within the timeframes required by law or stock exchange regulations. There is no assurance that we have identified all of our material weaknesses, or that in the future, additional material weaknesses will not exist or otherwise be discovered. If our efforts to remediate the material weaknesses identified are not successful, or if other material weaknesses or other deficiencies occur, our ability to accurately and timely report our financial position could be impaired, which could result in late filings of our annual and quarterly reports under the Exchange Act, restatements of our consolidated financial statements, a decline in our stock price, sanctions or investigations by NASDAQ, the SEC or other regulatory authorities or suspension or delisting of our common stock from NASDAQ.

The operations and growth of Actua and/or our businesses could be impaired by the inability to raise capital or borrow money on favorable terms.

The operations and growth (both organic and acquisitions-based) of Actua and/or our businesses may require additional capital.  If we or our businesses are unable to raise capital or obtain credit on favorable terms, the ability of our businesses to operate and grow may be impaired.  This may require us to take other actions, such as borrowing money on terms that may be unfavorable, or divesting of assets prematurely to raise capital.  If we need capital for our businesses and are unable to raise it, our businesses may need to limit or cease operations.

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

Management of our consolidated businesses, and in the case of Bolt, other minority stockholders of Bolt, could have financial or business interests or objectives that are different from ours and could seek to limit our ability to control our actions with respect that business, particularly in connection with capital-raising activities or other significant transactions, which could have a negative impact on our ability to execute our business strategy.

If we cannot, or choose not to, extract cash from our businesses, it could have a negative impact on our liquidity position and operations.

One of our goals is to help our businesses achieve profitability so that we can access their cash flow.  All of our businesses may not meet that goal; even if they do, in lieu of issuing dividends, we may choose to reinvest cash in our businesses’ for operations, including for investment in product development, sales and marketing, capital expenditures and tuck-in acquisitions.  It is our current intention to retain any earnings to fund growth in our businesses and to acquire new businesses and technologies.  If we do not access cash from our businesses, it could have a negative impact on our future liquidity position and operations.

Our accounting estimates with respect to the ultimate recoverability of our carrying basis in our businesses could change materially in the near term, particularly in light of current stock market conditions.

Our accounting estimates with respect to the ultimate recoverability of our carrying basis, including goodwill, in our businesses have changed and could change in the near term, and the effect of those changes on our consolidated financial statements could be significant. As of December 31, 2014, the closing price of our common stock ($18.47 per share) exceeded the book value of our assets ($11.08 per share). As of December 31, 2015, the closing price of our common stock ($11.45 per share) exceeded the book value of our assets ($8.78 per share). Market multiples of companies in the SAAS industry have decreased significantly since December 31, 2014. As of December 31, 2015, we determined that the goodwill associated with FolioDynamix was partially impaired and recognized a loss of $39.7 million. Because the relationship between our book value, the market price of our common stock and the fair value of our businesses factor into our impairment analysis, if there is a significant difference between our book value and market price in the future, our fair value accounting estimates with respect to the ultimate recoverability of our carrying basis, including goodwill, in one or more of our businesses could result in additional impairments. It is possible that a significant write-down or write-off of our carrying basis in our businesses, including goodwill, may be required in the future, or that a significant loss will be recorded in the future upon the sale of one or more businesses, including due to declines in the price of our stock or decreases in the market multiples attributed to companies in the SAAS industry. The $39.7 million impairment associated with FolioDynamix or any future write-downs, or any write-offs of this type, which could increasingly occur during periods of market down turn, such as the current one, could cause a decline in the price of our stock.

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
The following factors, among others, may add to the volatility in the price of our stock:

•	general economic conditions, including economic downturns or uncertainty;

•	the reluctance of potential customers to use cloud-based solutions or spend on non-core products and services;

•	actual or anticipated variations in our quarterly results;

•	changes in the market valuations of our businesses and other private and public cloud-based technology businesses;

•	conditions or trends related to cloud-based technology businesses;

•	changes by securities analysts regarding their expectations of our performance;

•	new products or services offered by our businesses and their competitors;

•	announcements by our businesses or their competitors of technological innovations;

•	announcements by us, our businesses or our businesses’ competitors of significant acquisitions, strategic partnerships or joint ventures;

•	additional sales or repurchases of our securities or the securities of our businesses; and

•	additions to or departures of our key personnel.

Many of these factors are beyond our control. Any of these factors may decrease the price of our stock.

We have had a general history of operating losses and may experience operating losses in the future.

Historically we have had significant operating losses, excluding the effect of any non-operating gains, such as from the sale of interests in our businesses.  Although some of our businesses are expected to generate positive operating cash flows in the near term, we can provide no assurance that any of our businesses, or our businesses as a collective group, will achieve and/or sustain profitability for any period of time.

Our businesses have relatively limited operating histories and may never be profitable.

Our businesses have relatively limited operating histories to aid in assessing future prospects. Further, some of our businesses have significant historical losses and may not be profitable in the relatively near future.   Our businesses have incurred substantial costs to develop and market their products and expand operations and have incurred net losses; we intend to continue to spend substantial amounts on product development and sales and marketing for our business.  The operating expenses of these businesses could increase in the foreseeable future as they continue to develop products, increase sales and marketing efforts and expand operations, and there can be no assurance that such increased expenses will ultimately result in increased revenues.

We may be unable to obtain maximum value in connection with the divestiture of businesses or other assets.
From time to time, we may divest interests in our businesses or other assets to generate cash or for strategic reasons. The timing of such divestitures, particularly with respect to our businesses, may not be within our control. If we need to divest interests in our businesses quickly to satisfy immediate cash requirements or for other strategic reasons, we may sell our assets prior to canvassing the market or at a time when market conditions valuations are unfavorable. We also may not be able to identify buyers for certain of our assets, particularly given the difficulty that potential acquirers may currently face in obtaining financing. Furthermore, in connection with the sale of a private company, we may not receive the full amount of proceeds to which we would otherwise be entitled under that company’s certificate of incorporation if additional payments to management and/or other stockholders are made to secure the approval and/or execution of the sale. In times of economic uncertainty, a greater percentage of consideration in acquisition transactions tends to consist of earn-outs, hold-backs, escrows and other contingent consideration, some of which may never be realized by a seller. We may be unable to sell any interests we may have in publicly-traded companies at then-quoted market prices, if at all, because low trading volumes of those companies may limit our ability to sell a significant amount of the companies’ stock in the open market. Registration and other requirements under applicable securities laws may also adversely affect our ability to dispose of our interests on a timely basis. Based on the foregoing factors, when we divest of an interest in a business or another asset, such as a marketable security, we may not receive maximum value for that asset and the realizable value of our interest in such asset may ultimately be lower than the carrying value currently reflected in our consolidated financial statements and/or the expectations our investors or securities analysts.

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

Provisions of our amended certificate of incorporation and bylaws, including super majority voting requirements and the inability of our stockholders to call stockholder meetings or act by written consent, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.   Our amended certificate of incorporation provides that our board of directors may issue preferred stock without stockholder approval and also provides for a staggered board of directors.  We are subject to the provisions of Section 203 of the Delaware General Corporation Law, which restricts certain business combinations with interested stockholders.  The combination of these provisions may inhibit a non-negotiated merger or other business combination.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

The location and general description of our properties as of February 20, 2016 are as follows, our corporate headquarters is located at 555 East Lancaster Avenue, Suite 640 in an office facility located in Radnor, Pennsylvania, where we lease approximately 10,674 square feet. Our consolidated businesses lease approximately 262,358 square feet of office, administrative, sales and marketing, operations and data center space in the United States, principally in California, Ohio, Indiana, Connecticut, Florida, Illinois, Minnesota, New Jersey, New York, Texas, Wisconsin, and Washington, D.C., and administrative office space in Canada, Europe, Israel, and the United Kingdom.

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

PART II

ITEM 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information. Our Common Stock is currently traded on The NASDAQ Global Select Market under the symbol “ACTA” and was previously traded under the symbol “ICGE” until September 3, 2014.  The price range per share reflected in the table below is the highest and lowest sale price for our Common Stock, as reported by The NASDAQ Global Select Market during each quarterly period of the years ended December 31, 2015 and 2014, respectively.

	2015				2014
Quarter Ended	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
High	$14.92	$16.00	$15.70	$18.77	$19.24	$21.21	$22.73	$21.86
Low	$10.10	$11.72	$12.41	$14.29	$15.00	$13.24	$17.74	$17.03

Holders. As of January 29, 2016, there were approximately 504 holders of record of our Common Stock; there is a much larger number of beneficial owners of our Common Stock.

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

Stock Performance Graph. The following graph presents a comparison of the performance of our Common Stock with that of the NASDAQ Composite Index and the NASDAQ Computer & Data Processing Index from December 31, 2010 to December 31, 2015. The graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act.

	12/31/2015	12/31/2014	12/31/2013	12/31/2012	12/31/2011	12/31/2010
ACTA	$80.35	$129.61	$130.74	$80.21	$54.18	$100.00
Nasdaq Composite Index	$188.75	$178.53	$157.44	$113.82	$98.20	$100.00
Nasdaq Computer & Data Processing Index	$189.94	$178.78	$149.13	$113.03	$100.49	$100.00
* $100 invested at closing prices on December 31, 2010 in our Common Stock or in a stock index, including reinvestment of dividends.
Securities Authorized for Issuance Under Equity Compensation Plans. For certain information concerning securities authorized for issuance under our equity compensation plan, see Item 12 - "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."
Issuer Purchases of Equity Securities. We maintain a share repurchase program under which we may, from time to time, repurchase shares of our Common Stock in the open market, in privately negotiated transactions or pursuant to trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act. The program was most recently expanded in September 2013 to allow for the repurchase of up to $150 million worth of shares of our Common Stock. The table below contains information relating to the repurchases of our Common Stock that occurred under the share repurchase program from the program’s inception on July 31, 2008 through the date of the filing of this Report.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value That May Yet Be Purchased Under the Program

Repurchased during the year ended 12/31/2008	1,948,158	$4.75	1,948,158	$15.7	million
Repurchased during the year ended 12/31/2009	492,242	$5.45	492,242	$13.1	million
Repurchased during the year ended 12/31/2010	—	$—	—	$13.1	million
Repurchased during the year ended 12/31/2011	841,027	$10.17	841,027	$29.5	million
Repurchased during the year ended 12/31/2012	930,225	$8.94	930,225	$21.2	million
Repurchased during the year ended 12/31/2013	906,285	$13.23	906,285	$109.2	million
Repurchased during the year ended 12/31/2014	773,635	$16.52	773,635	$96.4	million
1/1/2015 to 1/31/2015	96,277	$17.66	96,277	$94.7	million
2/1/2015 to 12/31/2015	—	$—	—	$94.7	million
1/01/2016 to 1/31/2016	—	$—	—	$94.7	million
2/01/2016 to 2/29/2016	—	$—	—	$94.7	million
3/01/2016 to 3/14/2016	180,700	$9.23	180,700	$93.1	million
Total	6,168,549	$9.23	6,168,549	$93.1	million

(1) All shares purchased in open market transactions.
(2) Average price paid per share excludes commissions.

ITEM 6. Selected Financial Data

The following table summarizes certain selected historical consolidated financial information that has been derived from our audited Consolidated Financial Statements for the years ended December 31, 2015, 2014, 2013, 2012, and 2011. The financial information may not be indicative of our future performance and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the related Notes thereto included in this Report. During the year ended December 31, 2013, Channel Intelligence, Inc. (“Channel Intelligence”), InvestorForce Holdings, Inc. (“InvestorForce”) and Procurian were sold. Accordingly, we have recast the selected historical consolidated financial information to conform to the current period presentation; those three businesses are presented as discontinued operations for all periods presented.

(in thousands, except per share data)	Year Ended December 31,
	2015	2014	2013	2012	2011
Consolidated Statements of Operations Data:
Revenue	$133,421	$84,837	$59,201	$26,640	$12,885
Operating expenses
Cost of revenue	39,229	24,420	17,757	9,459	4,589
Sales and marketing	48,414	39,710	28,129	12,355	5,306
General and administrative	61,857	51,731	30,960	28,408	20,119
Research and development	29,168	15,408	9,032	8,807	2,934
Amortization of intangibles assets	15,251	10,532	8,470	4,837	1,373
Impairment related and other	41,238	1,187	4,292	1,130	109
Total operating expenses	235,157	142,988	98,640	64,996	34,430
Operating loss	(101,736)	(58,151)	(39,439)	(38,356)	(21,545)
Other income (loss), net	1,692	5,300	(4,210)	57,820	43,203
Interest income	131	463	227	442	393
Interest expense	(203)	(1,613)	(1,484)	(29)	(63)
Income (loss) from continuing operations before income taxes and equity loss	(100,116)	(54,001)	(44,906)	19,877	21,988
Income tax benefit (expense)	(229)	12,931	17,571	(108)	464
Equity Income (loss)	—	(776)	(2,963)	(8,672)	(11,964)
Income (loss) from continuing operations	(100,345)	(41,846)	(30,298)	11,097	10,488
Income from discontinued operations	—	14,026	232,339	12,484	19,313
Net income (loss)	(100,345)	(27,820)	202,041	23,581	29,801
Less: Net income (loss) attributable to the non-controlling interest	(4,265)	(4,264)	(7,018)	592	2,235
Net income (loss) attributable to Actua Corporation	$(96,080)	$(23,556)	$209,059	$22,989	$27,566

Basic and Diluted Income (loss) Per Share Attributable to Actua Corporation:
Income (loss) from continuing operations	$(2.59)	$(1.01)	$(0.70)	$0.35	$0.29
Income from discontinued operations	—	0.38	6.42	0.29	0.46
Basic income (loss) per share	$(2.59)	$(0.63)	$5.72	$0.64	$0.75
Shares used in computation of basic income (loss) per share	37,080	37,130	36,536	35,890	36,656
Income (loss) from continuing operations	$(2.59)	$(1.01)	$(0.70)	$0.35	$0.29
Income from discontinued operations	—	0.38	6.42	0.28	0.45
Diluted income (loss) per share	$(2.59)	$(0.63)	$5.72	$0.63	$0.74
Shares used in computation of diluted income (loss) per share	37,080	37,130	36,536	36,543	37,460

Consolidated Balance Sheet Data:
Cash and cash equivalents	$76,313	$103,134	$334,656	$20,872	$92,828
Working capital	$27,140	$67,681	$308,495	$168,075	$104,784
Total assets	$450,144	$528,912	$529,718	$447,059	$306,820
Other long-term debt, net of current portion	$—	$—	$6,008	$9,645	$—
Total Actua Corporation stockholders' equity	$343,104	$430,468	$450,161	$265,898	$245,884

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
The Consolidated Financial Statements include the consolidated accounts of Actua Corporation, a company incorporated in Delaware, and its subsidiaries, both wholly-owned and consolidated (Actua Corporation and all such subsidiaries are collectively hereafter referred to as “Actua,” “the Company,” “we,” “our,” or “us”), and have been prepared in accordance with generally accepted accounting principles (“GAAP”).
Executive Summary
Actua is a multi-vertical cloud technology company with offerings that we believe create unique and compelling value for our customers and provide transformative efficiency to vertical markets. We manage our consolidated vertical cloud-based businesses, which operate in the commercial and personal property and casualty insurance, wealth management, government communications and environmental, health and safety (“EH&S”) markets, with a uniform set of industry-standard recurring revenue metrics and specifically look to drive growth at those businesses by:

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
We believe that, through those and other measures, we are developing a set of leading businesses that possess unique assets which are hard to replicate and which provide competitive differentiation in the sizable vertical markets in which they operate.  We believe further that our vertical cloud business model focus, which drives the compelling value proposition of our businesses, well-positions us to generate sustained, meaningful long-term returns for our stockholders, through, among other things:

•	revenue visibility and predictability (and lower revenue volatility than traditional software companies);

•	strong gross margins;

•	disciplined customer acquisition and attractive lifetime customer values, which allow for efficient growth through investment in sales and marketing;

•	economies of scale inherent in multi-tenancy software architecture, which allow a focus on innovation; and

•	ultimately, long-term profitability and operating cash flow.
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
As of the date of this Report, we own substantial majority controlling equity positions in (and therefore consolidate the financial results of) each of the four businesses in our vertical cloud segment: Bolt (of which we own 70%), FolioDynamix (of which we own 98%), GovDelivery (of which we own 92%) and VelocityEHS (of which we own 98%). For a description of each of those businesses and the cloud-based solutions they offer, see “Item 1 - Business”.
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

Channel Intelligence, Inc. (“Channel Intelligence”), InvestorForce Holdings, Inc. (“InvestorForce”) and Procurian, which were sold during the year ended December 31, 2013, are included in “Dispositions” in the segment disclosures contained herein and are presented as discontinued operations in our Consolidated Financial Statements. Freeborders, Inc. (“Freeborders”) and WhiteFence, Inc. (“WhiteFence”) were also sold during the year ended December 31, 2013; our results of the operations of those businesses are also included in “Dispositions” in the segment disclosures contained herein.
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
Our focus on serving vertical markets, each of which has customers with similar needs and challenges, allows for narrowly-focused and rapid product development, which results in technology that is often better suited than a horizontal solution to address customer needs and challenges. In addition, our proprietary, scalable and secure multi-tenant architecture enables us to have relatively lower research and development expenses than traditional software companies. Based in large part on those advantages, we have invested, and will continue to invest, heavily in research and development at each of our businesses to continue to develop differentiated, vertically-focused cloud-based offerings, which are highlighted by:

•	approximately 4,900 commercial and personal property and casualty insurance products from over 87 carriers that Bolt is able to offer through its platform;

•
the broad reach of FolioDynamix’s wealth management platform, which serviced approximately $591.9 billion of AUM as of December 31, 2015, and its complementary investment advisory services, which encompassed approximately $18.8 billion of AUM (of which $4.7 billion are Regulatory Assets Under Management) as of December 31, 2015;

•	GovDelivery’s subscriber base in excess of 100 million interested citizens; and

•	VelocityEHS’ industry-leading proprietary database, which contains over 9.3 million safety data sheets.
Another key component of our business strategy, in addition to our multi-vertical domain expertise and effective and efficient research and development, is the leverage inherent in the recurring revenue generated by our cloud-based software delivery model. In part because our customers are required to make periodic payments to continue receiving access to our cloud-based products and services, we have established long-term relationships with our customers, many of which are governed by multi-year contracts that have historically high renewal rates.  The consistent revenue stream provided by our recurring revenue model, coupled with our relatively high gross margins, allow us to drive revenue growth more consistently over time through investment in lead generation, sales and marketing. In order to ensure that we are effectively leveraging our cloud-based model, we closely monitor and manage the revenue growth rates, along with the gross margins, number of customers and a variety of customer retention and sales efficiency metrics, at each of our businesses. During the year ended December 31, 2015:

•
Bolt's revenue grew approximately 11% from the prior year, and Bolt finished the year serving approximately 2,100 independent commercial and personal property and casualty insurance agent customers, seven large commercial and personal property and casualty insurance carrier-agency customers, six customers who are non-traditional sellers of commercial and personal property and casualty insurance products and one state commercial and personal property and casualty insurance exchange customer;

•
FolioDynamix’s revenue grew 11% from the prior year (during which Actua owned FolioDynamix for only approximately two months), and it finished the year serving over 87 direct financial services organizations, such as brokerage firms, banks (trust and retail), large RIAs and RIA networks and other fee-based managed account providers;

•
GovDelivery’s revenue grew approximately 26% from the prior year, and it finished the year serving over 1,000 government entities, agencies and organizations at the national, state and local levels in both the United States and Europe; and

•
VelocityEHS’ revenue grew approximately 36% from the prior year, and it finished the year serving close to 11,500 customers; approximately 75% were platform customers, consisting of large and mid-market North American businesses in a wide variety of industries.

We also actively source and intend to selectively pursue acquisitions that would provide one or more of our businesses with critical mass, complementary cloud-based products and services to sell to existing customers, additional customers for existing cloud-based products and services, access to adjacent cloud computing markets, and/or technology that is a differentiator in the business’ vertical cloud computing market. For example, in July 2015, GovDelivery acquired Vox Metropolis Inc. (d/b/a Textizen)

(“Textizen”), a company that provides sophisticated text messaging technology for government entities; the acquisition allows GovDelivery to offer a new level of interactivity to its government customers through its mobile messaging solutions.
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
We believe the following critical accounting policies are important to the presentation of our financial statements and often require difficult, subjective, and complex judgments.
Revenue Recognition
We recognize revenue when persuasive evidence of an arrangement exists, delivery of the service has occurred, no significant obligations with regard to implementation remain, the fee is fixed or determinable and collectability is probable.  The following paragraphs provide more specific details regarding the manner in which each of our businesses recognizes revenue.
Bolt
Bolt generates revenue from: (1) SaaS software licenses, (2) maintenance and support services, (3) professional service fees, (4) insurance commissions, including contingency bonus revenues from insurance carriers, and (5) subscription fees.
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

For Bolt’s professional services or other deliverables that are determined to have standalone value, Bolt allocates the total revenue to be earned under the arrangement among the various elements based on a selling price hierarchy using the relative selling price method. The selling price for a deliverable is based on the best estimated selling price (“ESP”), as neither vendor selling objective evidence (“VSOE”) nor third party evidence (“TPE”) is available. VSOE of selling price is based on the normal pricing and discounting practices for those products and services when sold separately. TPE of selling price is determined by evaluating largely similar and interchangeable competitor products or services in standalone sales to similarly situated customers. ESP is established by considering factors such as margin objectives, market conditions and competition.  ESP represents the price at which the company would transact for the deliverable if it were sold by the company regularly on a standalone basis.
Under Bolt’s cloud-based software licenses, certain professional services are essential for the functionality of the software and the related maintenance and support services do not have standalone value to Bolt’s customers and are therefore combined, and revenue is recognized ratably over the applicable contract term.  For certain professional service deliverables that have been determined to have standalone value, Bolt has historically concluded that neither VSOE nor TPE can be established and, as such, it has relied on ESP to allocate revenue to each element. Those fees are then recognized as the services are performed and/or the professional services are delivered. Finally, certain professional services are sold separately. Those fees are recognized as the professional services are delivered.
Bolt’s commissions on the premiums from sales of insurance policies are recognized when Bolt has sufficient information to determine: (1) the amount that it is owed and (2) that it is probable that the economic benefits associated with the transaction will flow to Bolt. Bolt recognizes subscription fee revenue over the subscription period, which is generally a one-month period.
Bolt has typically represented a small amount of Actua’s historical deferred revenue balances.  Bolt’s contracts are generally billed in annual, quarterly or monthly installments.
FolioDynamix
FolioDynamix generates revenues primarily in the form of: (1) recurring software license and subscription fees, (2) maintenance and support services, (3) professional services fees from customization and integration services related to its software, (4) professional services fees for customized investment program management and consulting, and (5) investment advisory services.  The initial subscription arrangement term is typically between three and five years.
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
Certain revenues earned by FolioDynamix for advisory services require judgment to determine whether revenue should be recorded on a gross basis (i.e., with FolioDynamix as a principal) or net of related costs (i.e., with FolioDynamix as an agent). In general, these revenues are recognized on a net basis if FolioDynamix does not have control over selecting vendors and pricing, and when FolioDynamix is acting as an agent of the supplier.  Revenues from professional services are deemed to not have standalone value and therefore are recognized ratably over the contract term.
Our FolioDynamix business represents a small amount of our deferred revenue balance at December 31, 2015. FolioDynamix’s contracts are billed in annual, quarterly or monthly installments and are primarily non-cancellable.
GovDelivery

GovDelivery revenue consists primarily of software subscription revenue; however, GovDelivery has growing revenue from media advertising and delivery of professional services such as developing Drupal applications for government entities. The core business of subscription revenue consist of: (1) nonrefundable setup fees and (2) SaaS monthly subscription fees. As the setup fees do not have standalone value to a customer, they are combined with subscription fees and are recognized in revenue over the initial contract term. Costs related to performing setup services are expensed as incurred. GovDelivery has typically represented a significant portion of Actua’s historical deferred revenue balances. GovDelivery’s contracts are generally billed in annual, quarterly, or monthly installments and contain cancellation clauses by which the customer can cancel the contract with 30 days written notice. In instances of cancellation, the pro rata balance of the agreement would be refundable. Historically, GovDelivery has experienced very low levels of cancellations.

Media advertising revenue is generated through businesses promoting their products or services within the GovLoop online community, which can include a wide range of advertisements such as banner ads and sponsored trainings held by GovLoop or even online brochures. This revenue is recognized when the work is performed and delivered.

Professional services revenue for customized Drupal development and other consulting continues to be a growing piece of the business resulting from the NuCivic acquisition in December 2014. Revenue is recognized based on a percentage of completion. Projects are reviewed for an estimated total effort required to deliver the contracted output which is compared against the performance completed to determine revenue for the reporting period.
VelocityEHS
VelocityEHS derives revenue from two sources: (1) SaaS subscription fees, and (2) professional services fees. The vast majority of VelocityEHS’ revenue is derived from subscription fees from customers accessing VelocityEHS’ database and web-based tools; such revenue is recognized ratably over the applicable contract term, beginning on the subscription start date. VelocityEHS also generates professional services fees from: (a) customer training, (b) authoring of safety data sheets for customers, and (c) compiling of customers’ online libraries of safety data sheet documents and indexing those documents. Those professional services are generally determined to have standalone value, and the revenue derived from those fees is recognized on a proportional performance basis over the applicable project’s timeline.
Our VelocityEHS business represents 57% of Actua's deferred revenue balances as of December 31, 2015.  VelocityEHS’ contracts are generally billed annually and are non-cancellable.
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
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Actua has made acquisitions over the years that have resulted in the recognition and accumulation of significant goodwill. Actua tests goodwill for impairment annually during the fourth quarter of each year, or more frequently as conditions warrant.
The first step of the test, used to identify potential impairment, compares the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the impairment test must be performed to measure the amount of the impairment loss, if any.
The second step of the goodwill impairment test compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.
Actua estimates the fair value of its reporting units using “Level 2” and “Level 3” inputs described in Note 8, “Fair Value Measurement” to the Consolidated Financial Statements. Significant judgments and estimates are made to estimate the fair value of Actua's reporting units, such as projected future earnings, applicable discount rates, the selection of peer earnings multiples and the relative weighting of different fair value indicators. Actua determines market multiples from comparable publicly-traded companies and applies those approximate multiples to the revenues of the reporting units, which are then compared to the respective carrying values of the reporting units.
Actua performs sensitivity analysis of the fair value calculation. In evaluating the reasonableness of the Actua’s fair value estimates, Actua considers, among other factors, the relationship between its book value, the market price of its common stock and the fair value of its reporting units. As of December 31, 2014, the closing price of our common stock ($18.47 per share) exceeded the book value of our assets ($11.08 per share). As of December 31, 2015, the closing price of our common stock ($11.45 per share) exceeded the book value of our assets ($8.78 per share). Market multiples of companies in the SAAS industry have decreased significantly since December 31, 2014. If the closing stock price or market multiples continue to decline, it would likely indicate the occurrence of events or changes that would cause Actua to perform additional impairment analyses which could result in further revisions to its fair value estimates. While Actua believes that its estimates of fair value at December 31, 2015 are reasonable, Actua will continue to monitor and evaluate the relationship between its book value, the market price of its common stock and the fair value of its reporting units. Additionally, should actual financial results differ materially from our projections, additional impairment would likely result. Refer to Note 3, “Goodwill and Intangible Assets” and Note 8, “Fair Value Measurement” to the Consolidated Financial Statements for further details related to Actua's December 31, 2015 annual impairment analysis.
Intangible Assets
Intangible assets with determinable lives primarily consist of customer relationships, trademarks and trade names, technology, non-compete agreements and other intellectual property. The cost of intangible assets with determinable lives is amortized on a straight-line basis over the estimated period of economic benefit. Indefinite-lived intangibles are subject to impairment testing at least annually. In addition, intangible assets are tested more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists.
Equity Method Businesses and Cost Method Businesses
Actua evaluates its carrying value in equity method businesses, if any, and cost method businesses continuously to determine whether an other-than-temporary decline in the fair value of any such business exists and should be recognized. In order to make that determination, Actua considers each such business’ achievement of its business plan objectives and milestones, the fair value of its ownership interest in each such business (which, in the case of any company listed on a public stock exchange, is the quoted stock price of the relevant ownership interest), the financial condition and prospects of each such business, and other relevant factors. The business plan objectives and milestones Actua considers include, among others, those related to financial performance, such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature, such as obtaining key business partnerships or the hiring of key employees. Impairment charges are determined by comparing Actua’s carrying value of a business with the business’ estimated fair value. Fair value is determined by using a combination of estimating the cash flows related to the relevant business, including estimated proceeds on disposition, and an analysis of market price multiples of companies engaged in lines of business similar to the business being evaluated. Actua concluded that the carrying values of its cost method businesses were not impaired as of December 31, 2015 and December 31, 2014 and also that the carrying value of its equity method business was not impaired as of December 31, 2014.
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
“Dispositions” includes the results of those businesses that have been sold or ceased operations and are no longer included in our segments for the periods presented. A disposition could be the sale of a division, subsidiary or asset group of one of our consolidated businesses, typically classified as discontinued operations for accounting purposes, or the disposition of our ownership interest in a business accounted for under the equity method of accounting. “Other” expenses represent: (1) the corporate general and administrative expenses of Actua’s business operations, which primarily include employee costs and costs associated with operating as a public company and acquiring and disposing of businesses, (2) gains or losses on the dispositions of businesses and marketable securities holdings, (3) income taxes, (4) impairment charges associated with our businesses, and (5) the results of operations attributable to the respective noncontrolling interests of our businesses.

(in thousands)	Segment information
				Reconciling items
	Vertical Cloud	Vertical Cloud (Venture)	Total segment	Dispositions	Other	Consolidated
Year ended December 31, 2015
Revenue	$133,421	$—	$133,421	$—	$—	$133,421
Net income (loss) attributable to Actua Corporation	$(68,538)	$—	$(68,538)	$—	$(27,542)	$(96,080)
Year ended December 31, 2014
Revenue	$84,837	$—	$84,837	$—	$—	$84,837
Net income (loss) attributable to Actua Corporation	$(19,669)	$(776)	$(20,445)	$14,026	$(17,137)	$(23,556)
Year ended December 31, 2013
Revenue	$58,772	$429	$59,201	$—	$—	$59,201
Net income (loss) attributable to Actua Corporation	$(18,026)	$(2,320)	(20,346)	$230,773	$(1,368)	$209,059

Results of Operations – Vertical Cloud Businesses
Year Ended December 31, 2015 compared to Year Ended December 31, 2014
The following presentation includes the consolidated financial results of Bolt, FolioDynamix (from the November 2014 date of acquisition), GovDelivery and VelocityEHS.

(in thousands)	Year ended December 31,		Annual change
	2015	2014	$ Change	% Change
Selected data:
Revenue	$133,421	$84,837	$48,584	57%
Cost of revenue	(39,229)	(24,420)	(14,809)	61%
Sales and marketing	(48,414)	(39,710)	(8,704)	22%
General and administrative	(28,336)	(16,649)	(11,687)	70%
Research and development	(29,168)	(15,408)	(13,760)	89%
Amortization of intangible assets	(15,251)	(10,532)	(4,719)	45%
Impairment related and other	(41,323)	(73)	(41,250)	NM
Operating expenses	(201,721)	(106,792)	(94,929)	89%
Operating income (loss)	(68,300)	(21,955)	(46,345)	211%
Other income (loss), net	160	(127)	287	(226)%
Interest income	34	29	5	17%
Interest expense	(203)	(1,613)	1,410	(87)%
Income tax benefit (expense)	(229)	3,997	(4,226)	(106)%
Net loss	$(68,538)	$(19,669)	$(48,869)	248%

Revenue
Revenue from the year ended December 31, 2015 compared to the year ended December 31, 2014 increased $48.6 million, from $84.8 million to $133.4 million, primarily due to: (1) our acquisition of FolioDynamix in November 2014, VelocityEHS’ acquisition of KMI in August 2014, Bolt’s acquisition of certain assets of Ludwig in October 2014 and GovDelivery’s acquisition of NuCivic in December 2014 (each of which represented a full year of income in 2015), as well as GovDelivery's acquisitions of TMGov in June 2015 and Textizen in July 2015 and (2) an increase in customers at each of our businesses.  The acquisitions accounted for $37.3 million of additional revenue for the year ended December 31, 2015 and additional customer revenue at Bolt, GovDelivery and VelocityEHS accounted for $11.3 million in the year ended December 31, 2015.  The increase in customers at our businesses was primarily driven by increased spending on sales and marketing initiatives.  We anticipate that the number of customers at our businesses will continue to increase due to both an increase in the number of cloud-based solutions we offer and an increase in the penetration of those solutions across our existing customer base.  Additionally, we plan to continue selectively pursuing acquisitions that further expand and complement our existing businesses.
Cost of revenue
Cost of revenue for the year ended December 31, 2015 was $39.2 million, an increase of $14.8 million (or 61%) from cost of revenue of $24.4 million for the year ended December 31, 2014. The increase was primarily due to higher personnel costs related to increased headcount at our businesses in 2015, which was driven by the acquisitions we completed in 2014, as well as staffing initiatives related to growth. We also incurred higher expenses for depreciation, occupancy and network services in the year ended December 31, 2015 than for the comparable 2014 period. Cost of revenue was 29% of revenue for the year ended December 31, 2015 and the comparable 2014 period. Going forward, we anticipate that cost of revenue will increase in absolute dollars as we continue to hire additional personnel and expand our businesses.

Sales and marketing expenses
Sales and marketing expenses for the year ended December 31, 2015 were $48.4 million, an increase of $8.7 million (or 22%) from $39.7 million of sales and marketing expenses for the year ended December 31, 2014. The increase was primarily due to increased sales and marketing headcount at our businesses in 2015 from our acquisitions noted above, as well as staffing initiatives related to growth, which resulted in higher personnel costs, as well as increased commissions earned by sales personnel at our businesses. We also incurred more expenses for depreciation, stock-based compensation and occupancy in the year ended December 31, 2015 than in the comparable 2014 period. As a percentage of revenue, sales and marketing expenses were 36% for the year ended December 31, 2015 compared to 47% for the comparable 2014 period. As we expand our businesses, we will continue to add resources to our sales and marketing efforts, and, accordingly, we expect that our sales and marketing expenses will continue to increase in absolute dollars.
General and administrative expenses
General and administrative expenses for the year ended December 31, 2015 were $28.3 million, an increase of $11.7 million (or 70%) from $16.6 million of general and administrative expenses for the year ended December 31, 2014.  The increase was due to higher personnel costs related to increased headcount at our businesses in 2015 from our acquisitions noted above, as well as staffing initiatives related to growth, and an increase in equity based compensation charges. General and administrative expenses represented 21% of revenue for the year ended December 31, 2015 and the comparable 2014 period. Going forward, we expect that general and administrative expenses will continue to increase in absolute dollars but will decrease as a percentage of revenue as we expand our business.
Research and development expenses
Research and development expenses for the year ended December 31, 2015 were $29.2 million, an increase of 13.8 million (or 89%) from $15.4 million for the year ended December 31, 2014. This increase was due primarily to higher personnel costs related to increased headcount at our businesses in 2015, which was driven by the acquisitions we completed in 2014, as well as staffing initiatives related to growth. Also contributing to the increase were higher expenses for depreciation, software subscriptions, stock-based compensation and occupancy in the year ended December 31, 2015 as compared to the comparable 2014 period. As a percentage of revenues, research and development expenses were 22% for the year ended December 31, 2015 and 18% for the comparable 2014 period. As we enhance and expand our solutions and applications, we expect that research and development expenses will continue to increase in absolute dollars.
Amortization of intangible assets
Amortization expense for the year ended December 31, 2015 was $15.3 million, an increase of $4.7 million (or 45%) from $10.5 million of amortization expense for the year ended December 31, 2014.  The increase in amortization expense was the result of the acquisitions we completed in 2014, primarily our acquisition of FolioDynamix. Over the next few years, we expect that amortization expense will remain consistent in absolute dollars with amounts amortized for 2015.
Impairment-related and other expense
Impairment-related and other expenses for the year ended December 31, 2015 increased by $41.3 million from the year ended December 31, 2014. As of December 31 2015, Actua determined that the goodwill associated with the FolioDynamix business that was acquired in November of 2014 was partially impaired and recognized an impairment charge of 39.7 million.
Other income (loss), net
The change in other income for the year ended December 31, 2015 to the year ended December 31, 2014 primarily reflects fluctuations in foreign currencies activity in those respective periods.
Interest income
Interest income for the year ended December 31, 2015 remained relatively the same as compared to the year ended ended December 31, 2014.
Interest expense
Interest expense for the year ended December 31, 2015 was $0.2 million, a decrease of $1.4 million (or 87%) from $1.6 million of interest expense for the year ended ended December 31, 2014. The decrease in interest expense is primarily related to the reduction of debt during 2015.

Income tax benefit (expense)
Our provision for income taxes for the year ended December 31, 2015 was $0.2 million, which relates to state and foreign income tax expense. No tax benefit for the loss from continuing operations was recognized as Actua maintains a full valuation allowance against its federal net deferred tax assets that it believes are more-likely-than-not to not be realized.
Year ended December 31, 2014 compared to Year ended December 31, 2013
The following presentation includes the consolidated financial results of Bolt, FolioDynamix (from the November 2014 date of acquisition), GovDelivery and VelocityEHS.

(in thousands)	Year ended December 31,		Annual change
	2014	2013	$ Change	% Change
Selected data:
Revenue	$84,837	$58,772	$26,065	44%
Cost of revenue	(24,420)	(17,687)	(6,733)	38%
Sales and marketing	(39,710)	(28,071)	(11,639)	41%
General and administrative	(16,649)	(10,804)	(5,845)	54%
Research and development	(15,408)	(9,032)	(6,376)	71%
Amortization of intangible assets	(10,532)	(8,398)	(2,134)	25%
Impairment related and other	(73)	(1,212)	1,139	(94)%
Operating expenses	(106,792)	(75,204)	(31,588)	42%
Operating Income	(21,955)	(16,432)	(5,523)	34%
Other income (loss), net	(127)	(108)	(19)	18%
Interest income	29	56	(27)	(48)%
Interest expense	(1,613)	(1,483)	(130)	9%
Income tax benefit (expense)	3,997	(59)	4,056	NM
Net loss	$(19,669)	$(18,026)	$(1,643)	9%

Revenue
Revenue for the year ended December 31, 2014 was $84.8 million, a $26.1 million (or 44%) increase from $58.8 million of revenue for the year ended December 31, 2013. The increase in revenue resulted primarily from: (1) an increase in customers at each of our businesses and (2) our acquisition of FolioDynamix in November 2014, VelocityEHS’s acquisition of KMI in August 2014, Bolt’s acquisition of certain assets of Ludwig-Walpole Company, Inc. (“Ludwig”) in October 2014 and GovDelivery’s acquisition of NuCivic, Inc. (“NuCivic”) in December 2014. The addition of customers at Bolt, GovDelivery and VelocityEHS accounted for $21.3 million of additional revenue in 2014, and the acquisitions accounted for $4.8 million of additional revenue in 2014. The increase in customers at our businesses was primarily driven by increased spending on sales and marketing initiatives.
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

General and administrative expenses
General and administrative expenses for the year ended December 31, 2014 were $16.6 million, an increase of $5.8 million (or 54%) from $10.8 million of general and administrative expenses for the year ended December 31, 2013. The increase was due to increased headcount at our businesses in 2014, which resulted in higher personnel costs. As a percentage of revenues, general and administrative expenses were 18% for 2014, as compared to 15 % for 2013.

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
Impairment related and other expense
The decrease in impairment related and other expense for the year ended December 31, 2014 was primarily related to severance expenses incurred during the year ended December 31, 2013.
Other income (loss), net
The change in other income (loss) remained relatively the same for the year ended December 31, 2014 when compared to the year ended December 31, 2013. These losses are mainly related to fluctuations in foreign currencies activity in those respective periods.
Interest income
Interest income remained relatively the same for the year ended December 31, 2014 when compared to that of the year ended December 31, 2013.
Interest expense
The increase in interest expense from $1.5 million from the year ended December 31, 2013 to $1.6 million for the year ended December 31, 2014 primarily reflects additional interest expense associated with Bolt’s debt obligations and associated prepayment penalties in 2014 to pay off that debt.

Income tax benefit (expense)
Our income tax benefit for the year ended December 31, 2014 was $4.0 million which primarily relates to the recognition of a deferred tax asset at VelocityEHS in connection with state tax net operating loss carry-forwards.  As of December 31, 2014, in light of VelocityEHS’s consistent recent history of profitability, current-year results and its estimates of projected future profitability, we believe that it is more likely than not that the benefit of the majority of its state net deferred tax assets will be realized and, therefore, a reduction of the valuation allowance against its state net deferred tax asset is appropriate. Accordingly, we recognized a deferred tax benefit of $3.1 million related to the reduction of the valuation allowance in 2014.  The residual benefit primarily relates to the release of a portion of our valuation allowance on our federal net operating loss carry-forwards as a result of the FolioDymamix purchase price allocation.

Results of Operations – Vertical Cloud (Venture) Businesses
During the year ended December 31, 2014, we held equity ownership interests in Acquirgy and CIML, both of which were included in our vertical cloud (venture) segment.  During that period, we had no basis in Acquirgy and we did not record any amount of equity loss related to that business.
During the year ended December 31, 2015, Acquirgy ceased operations. Actua received a loan repayment from Acquirgy during 2015 that, because we had no remaining basis in Acquirgy, resulted in a gain in the amount of $0.4 million, which is included in the line item “Other income (loss), net” in our Consolidated Financial Statements for the year ended December 31, 2015.
During 2014, CIML ceased operations, and accordingly, our share of the results for the 2014 period has been reflected in “Dispositions.” As of December 31, 2015, the vertical cloud (venture) segment includes only cost method companies, which are reflected in the assets of that segment.
Equity loss for our vertical cloud venture segment for the year ended December 31, 2014 relates to our share of the results of CIML.  CIML’s operating results were generally consistent between periods and were primarily due to costs associated with start-up activities at mylist and the build-out of mylist’s technology platform that were incurred during those periods.

(in thousands)	Year ended December 31,		Annual changes
Selected data:	2014	2013	$ Change	% Change
Revenue	$—	$429	$(429)	(100)%
Cost of revenue	—	(70)	70	100%
Sales and marketing	—	(58)	58	100%
General and administrative	—	(1,024)	1,024	100%
Amortization of intangible assets	—	(72)	72	100%
Impairment related and other	—	(127)	127	100%
Operating expenses	—	(1,351)	1,351	100%

Operating income	—	(922)	922	(100)%
Interest and other	—	(1)	1	(100)%
Equity loss	(776)	(1,397)	621	44%
Net loss	$(776)	$(2,320)	$1,544	67%

Equity Loss	Year ended December 31,		Annual changes
	2014	2013	$ Change	% Change
Selected data:
Our share of total net loss	$(776)	$(1,232)	$456	37%
Amortization of intangible assets	—	(165)	165	100%
Equity loss	$(776)	$(1,397)	$621	44%

Results of Operations – Reconciling Items
Dispositions
There were no dispositions or disposition related activities for the year ended December 31, 2015. The $14 million included in the line item “Income (loss) from discontinued operations, including gain on sale, net of tax” in the Consolidated Statements of Operations for the year ended December 31, 2014 is comprised of the following gains (gross of taxes): (1) $16.2 million related to the release of escrow proceeds from the sale of Procurian, which was acquired by Accenture on December 4, 2013, (2) $5.8 million related to the release of escrow proceeds from the sale of Channel Intelligence, which was sold to Google on February 20, 2013, and (3) $2.1 million related to the release of escrowed proceeds from the sale of InvestorForce, which was sold to MSCI on January 29, 2013.

(in thousands)	Year ended December 31,		Annual changes
	2015	2014	$ Change	% Change
Selected data:
Discontinued operations, including gain on sale	$—	$14,026	$(14,026)	(100)%
Net income	$—	$14,026	$(14,026)	100%

(in thousands)	Year ended December 31,		Annual changes
	2014	2013	$ Change	% Change
Selected data:
Equity loss	$—	$(1,566)	$1,566	100%
Discontinued operations, including gain on sale, net of tax	14,026	232,339	(218,313)	(94)%
Net income	$14,026	$230,773	$(216,747)	(94)%
Discontinued operations as of December 31, 2013 include the following: (1) Procurian, (2) the Channel Intelligence subsidiary of CIML, and (3) InvestorForce.  The following businesses that had been accounted for under the equity method of accounting were disposed of during the year ended December 31, 2013: (1) WhiteFence, substantially all of the assets of which were acquired by Allconnect, Inc. (“Allconnect”) on October 28, 2013 and (2) Freeborders, which was merged with Symbio S.A. (“Symbio”) on October 18, 2013.  The results of these businesses (or our share of the results in the case of the equity-method businesses, including any related intangible amortization) were removed from our segments and are included in “Dispositions” in the “Results of Operations” segment information table above for the 2013 period presented.  The net impact of those discontinued operations and our share of the results of the disposed equity-method businesses are detailed below.

Procurian’s revenue for the year ended December 31, 2013 was $127.1 million, and our share of Procurian’s net income was less than $0.1 million. Procurian’s results (and the gain on sale of Procurian) are the primary driver of the income reflected in the line item “Discontinued operations, including gain on sale, net of tax” in the tables above. In connection with the Procurian sale, we recorded a gain of $224.9 million during the year ended December 31, 2013. During the year ended December 31, 2014, we recognized a gain of $16.2 million related to the release of escrow proceeds from the sale of Procurian. That gain is included in the line item "Income (loss) from discontinued operations, including gain on sale, net of tax" in the Consolidated Statement of Operations for the year ended December 31, 2014.
Through February 20, 2013, Channel Intelligence was included in our consolidated results. Channel Intelligence’s revenue for the period from January 1, 2013 through February 20, 2013 was $3.1 million, and our share of Channel Intelligence’s net loss for that period was $2.5 million.  Additionally, we recorded $0.4 million in 2013 of amortization expense related to intangible assets. The results of Channel Intelligence that had been included in our consolidated results are included in the line item “Discontinued operations, including gain on sale, net of tax” in the table above.  In connection with the Channel Intelligence sale to Google, we recorded a net of tax gain of $17.8 million during year ended December 31, 2013.
InvestorForce’s revenue for the year ended December 31, 2013 was $0.8 million. Our share of InvestorForce’s net loss was $0.5 million for the year ended December 31, 2013. The results of InvestorForce (and the gain on the sale of InvestorForce) are included in the line item “Discontinued operations, including gain on sale” in the table above.  In connection with the sale transaction, we recorded a gain of $15.7 million during the year ended December 31, 2013.
For the year ended December 31, 2013, Actua recorded $1.6 million within the line item “Equity loss” comprised of our share of: (1) WhiteFence’s net loss of $0.7 million and (2) Freeborders’ net loss of $0.9 million. On October 28, 2013, substantially all of the assets of WhiteFence were sold to Allconnect. On October 18, 2013, the assets of Freeborders' were sold to Symbio.

Other
Year Ended December 31, 2015 compared to Year Ended December 31, 2014

(in thousands)	Year ended December 31,		Annual change
Selected data:	2015	2014	$ Change	% Change
General and administrative	$(34,598)	$(35,498)	$900	(3)%
Impairment related and other	85	(1,114)	1,199	(108)%
Other income (loss)	1,532	5,427	(3,895)	(72)%
Interest income	97	434	(337)	(78)%
Income tax benefit (expense)	—	8,934	(8,934)	(100)%
Noncontrolling interest (income) loss	4,265	4,264	1	—%
Net income (loss)	$(28,619)	$(17,553)	$(11,066)	63%

Corporate general and administrative
Corporate general and administrative expenses decreased by $0.9 million from the year ended December 31, 2014 to the year ended December 31, 2015 primarily due to the carryover of certain equity-based compensation charges in the 2015 period.
Impairment related and other expense
Impairment related and other costs decreased by $1.2 million from $1.1 million for the year ended December 31, 2014 to $0.1 million for the year ended December 31, 2015, primarily due to higher severance expenses in the 2014 period.
Corporate other income (loss)
Corporate other income (loss) for the year ended December 31, 2015 decreased by $3.9 million from $5.4 million for the prior year ended December 31, 2014. The corporate other income primarily related to the gain from the sale of True Car stock and the distribution received from Acquirgy for the year ended December 31, 2015. Other income (loss) for the year ended December 31, 2014 primarily related to the gain on sale of Symbio.
Interest income
Interest income decreased by $0.3 million from the year ended December 31, 2014 to the year ended December 31, 2015 primarily due to lower cash balances at corporate during the current period.

Income tax benefit (expense)
The current federal income tax benefit recognized in the year ended December 31, 2014 of $8.9 million is offset by tax expense in discontinued operations since there were losses in continuing operations and income in discontinued operations.
Noncontrolling interest (income) loss
The increased of $0.9 million in the loss attributable to the noncontrolling interests in the year ended December 31, 2015 compared to the year ended December 31, 2014 is the resultant mix of non-controlling interests with respect to all of Actua’s consolidated businesses with the operating results of Actua’s consolidated businesses, and primarily Bolt's results in the 2015 and 2014 periods.

Year Ended December 31, 2014 compared to Year Ended December 31, 2013

(in thousands)	Year ended December 31,		Annual change
	2014	2013	$ Change	% Change
General and administrative	$(35,498)	$(19,132)	$(16,366)	86%
Impairment related and other	(1,114)	(2,953)	1,839	(62)%
Other income (loss)	5,427	(4,102)	9,529	(232)%
Interest income	434	171	263	154%
Income tax benefit (expense)	8,934	17,630	(8,696)	(49)%
Noncontrolling interest (income) loss	4,264	7,018	(2,754)	(39)%
Net income (loss)	$(17,553)	$(1,368)	$(16,185)	NM
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
Impairment related and other expenses
Impairment related and other expenses for the year ended December 31, 2014 and 2013 primarily relates to severance expense in those periods.
Corporate other income (loss)
Corporate other income (loss) for the year ended December 31, 2014 primarily related to the gain on the sale of Symbio.  Corporate other income (loss) for the year ended December 31, 2013 primarily related to the loss on the WhiteFence asset sale.
Interest income
Interest income increased from the year ended December 31, 2013 to the year ended December 31, 2014 primarily due to a higher average cash balance at corporate during the 2014 period.
Income tax benefit
The income tax benefits recognized in 2014 and 2013 of $8.9 million and $17.6 million, respectively, are offset by tax expense in discontinued operations since there were losses in continuing operations and income in discontinued operations in those same years.
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
Liquidity and Capital Resources
As of December 31, 2015, our principal source of liquidity was cash and cash equivalents totaling $76.3 million. Our cash and cash equivalents are comprised primarily of money market funds. We fund our operations with cash on hand, cash flow from operations, borrowings at certain of our businesses and proceeds from sales of businesses and other assets. We expect that these sources of liquidity will be sufficient to fund our cash requirements over the next 12 months. Bolt is expected to require additional borrowings, to fund its operations for the foreseeable future; historically, Bolt's debt funding has come primarily from Actua.
On February 26, 2016, GovDelivery entered into a working capital revolving credit facility with Venture Bank, which matures on February 26, 2017 and provides for an advance amount of $5.0 million, subject to an interest rate of LIBOR plus 2%, adjusted daily. The facility is secured by the assets of GovDelivery.
Our future capital requirements will depend on many factors, including our customer and revenue growth rates, customer renewal activity, the timing and extent of research and development efforts, the timing and extent of sales and marketing activities, the decision whether to move into new geographical territories or markets, the introduction of new and enhanced solutions and the continuing market acceptance of our solutions. As part of our business strategy, we currently expect to continue our aggressive sales and marketing campaigns and research and development initiatives. In addition, we actively source and intend to selectively pursue acquisitions, which we could fund using cash, debt, equity or some combination thereof. In connection with any such acquisition, and as part of our capital allocation program, we may purchase additional debt or equity securities from our existing businesses. Additionally, we may repurchase outstanding equity securities of our businesses from employees or other holders. We may also use cash or incur indebtedness to repurchase shares of our common stock or purchase additional equity interests.  From time to time, we provide parent-company guarantees for our businesses. Since these guarantees are provided to consolidated subsidiaries, the consolidated balance sheet is not affected by the issuance of these guarantees.
Our consolidated businesses may issue additional securities, repurchase outstanding shares or undergo a recapitalization of their debt or equity interests. Recapitalizations or equity issuances or repurchases by one of our businesses, including dilution associated with management equity grants, may change the ownership split that we and the noncontrolling interest holders have in that business. Any change in the ownership of a consolidated subsidiary would result in an adjustment to our additional paid-in capital. From time to time, we may be required to increase our ownership in one or more of our consolidated businesses as a result of certain members of those businesses’ management teams exercising put rights (See Note 4, “Consolidated Businesses,” in the Notes to our Consolidated Financial Statements). From time to time, we may also voluntarily seek to increase our ownership in one or more of our consolidated businesses. We do not expect any of our existing vertical cloud businesses to pay a dividend in the near future. However, because we do not own 100% of any of those businesses, if one of our existing businesses were to pay a dividend or to make any other distribution to its equity holders, the noncontrolling interest holders would receive a portion of that dividend or distribution.
Our cash flows from operating, investing and financing activities of continuing operations, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

(in thousands)	Year ended December, 31
	2015	2014	2013
Cash (used in) provided by operating activities	$(559)	$(14,219)	$(18,047)
Cash (used in) provided by investing activities	$(8,767)	$(184,887)	$374,166
Cash (used in) provided by financing activities	$(17,368)	$(31,263)	$(37,120)

Operating activities
Income/(loss) from continuing operations is adjusted for non-cash items that include: (1) depreciation and amortization, (2)equity-based compensation charges, (3) impairment related and other, (4) other income/loss associated with the disposal of ownership interests in businesses, (5) equity (income) loss, (6) deferred tax assets, and (7) income tax (benefit) expense related to income from discontinued operations. In the year ended December 31, 2015, the improvement in cash used in operating activities compared to prior year was primarily driven by cash management initiatives, a focus on the collection of receivables and the addition of FolioDynamix.
During 2015, our businesses, excluding Bolt, generated cash from their operating activities, and we expect for them to continue to do so in the future. Bolt, on the other hand, has used a significant amount of cash in its operating activities over the past several years in connection with the research and development efforts and sales and marketing activities needed to build its unique, differentiated platform and to obtain appointments from, and establish other contractual arrangements with, prominent commercial and personal property and casualty carriers.  We expect Bolt to continue to use cash in its operating activities in 2016, and there can be no assurance that Bolt will begin to generate cash from its operating activities.

Investing activities
The decrease from cash used in investing activities of $184.9 million for the year ended December 31, 2014 to cash used in investing activities of $8.8 million for the year ended December 31, 2015 was primarily due the acquisitions of FolioDynamix, KMI, Ludwig and NuCivic in 2014.
Financing activities
Cash used in financing activities improved during the year ended December 31, 2015 primarily due to a decrease in external debt repayments from the prior-year period, partially offset by increases in: (1) payments to acquire ownership in two of our consolidated businesses, GovDelivery and VelocityEHS, (2) payments to satisfy tax withholding obligations related to equity transactions with employees, (3) payments of contingent consideration due in connection with acquisitions, and (4) payments to repurchase our Common Stock.
Working capital and other considerations
Our working capital as of December 31, 2015 of $27.1 million decreased from working capital as of December 31, 2014 of $67.5 million, primarily due to the decrease in cash from the 2014 period. The largest component of the decrease in cash related to cash used in financing activities during the 2015 period.
From time to time, we and our businesses are involved in various claims and legal actions arising in the ordinary course of business. We do not expect any liability with respect to any legal claims or actions, either individually or in the aggregate, that would materially affect our financial position or cash flows.

Contractual Cash Obligations and Commercial Commitments
The following table summarizes our contractual cash obligations and commitments as of December 31, 2015:

(in thousands)	Payments due by period
	Total	2016	2017-2018	2019-2020	Thereafter
Term loan including projected interest (1)	$1,506	$1,506	$—	$—	$—
Operating leases (2)	67,223	5,021	12,590	11,564	38,048
Capital leases	59	45	14	—	—
	$68,788	$6,572	$12,604	$11,564	$38,048
______________________________

(1)
On August 9, 2013, as part of a round of debt financing led by Actua, Bolt entered into certain loan agreements with one of its minority shareholders that exercised its preemptive rights, Neurone II Investments G.P., Ltd. (“Neurone”). Those agreements provided for a term loan of $0.5 million that is subject to an interest rate of 8.0%; the loan has become payable on demand and interest continues to accrue at 8%. The loan, which is convertible into shares of Bolt's preferred stock, has a fair value of $0.5 million as of both December 31, 2015 and December 31, 2014. As of both December 31, 2015 and December 31, 2014, $0.5 million is outstanding under the term loan, and is included in the line item “Current maturities of long-term debt” in Actua’s Consolidated Financial Statements.

On January 1, 2015, as part of a round of debt financing led by Actua, Bolt entered into certain additional loan agreements with Neurone that provide for a term loan of $0.8 million, subject to an interest rate of 8.0% and a maturity date of May 1, 2016. The loan, which is convertible into shares of Bolt’s preferred stock, has a fair value of $0.8 million as of December 31, 2015.  As of December 31, 2015, $0.8 million is outstanding under the term loan, and is included in the line item “Current maturities of long-term debt” in Actua’s Consolidated Financial Statements.
Refer to Note 9, “Debt” in the Notes to the Consolidated Financial Statements for an additional information related to a subsequent event.

(2)	Amounts disclosed above are offset by sublease income totaling $0.3 million for each of the years ended 2016 through 2020 and thereafter.

Off-Balance Sheet Arrangements
We are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk
As of December 31, 2015, our cash and cash equivalents included $65.1 million that is held primarily in money market accounts. We may be exposed to market risk relating to changes in market interest rates and overall market conditions that could affect the value of our cash and cash equivalents; however, we believe any changes in the fair value of our investment portfolio would be insignificant to our results, given current market conditions.

ITEM 8. Financial Statements and Supplementary Data

The following Consolidated Financial Statements, and the related Notes thereto, of Actua Corporation and the Report of Independent Registered Public Accounting Firm are filed as a part of this Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ACTUA CORPORATION

The Board of Directors and Stockholders
Actua Corporation:

We have audited the accompanying consolidated balance sheets of Actua Corporation and Subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income (loss), changes in equity and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Actua Corporation and Subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Actua Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2016 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 15, 2016

ACTUA CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$76,313	$103,134
Restricted cash	2,206	1,132
Accounts receivables, net of allowance ($918-2015; $790-2014)	19,902	23,134
Prepaid expenses and other current assets	4,876	3,979
Total current assets	103,297	131,379
Fixed assets, net of accumulated depreciation and amortization	8,781	7,947
Goodwill	226,034	265,084
Intangible assets, net	89,395	101,998
Equity and cost method businesses	18,146	17,672
Deferred tax asset	2,900	3,180
Other assets, net	1,591	1,652
Total assets	$450,144	$528,912
LIABILITIES
Current liabilities
Current maturities of long-term debt	$1,320	$500
Accounts payable	11,325	12,595
Accrued expenses	10,979	8,306
Accrued compensation and benefits	12,251	9,241
Deferred revenue	40,282	33,238
Total current liabilities	76,157	63,880
Long-term debt	—	—
Deferred tax liability	242	266
Deferred revenue	2,038	1,256
Other liabilities	3,230	4,408
Total liabilities	81,667	69,810
Redeemable noncontrolling interests (Note 4, Consolidated Businesses)	10,506	10,346
EQUITY
Actua Corporation’s stockholders’ equity
Preferred stock, $0.01 par value; 10,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value; 2,000,000 shares authorized, 46,763 shares (2015) and 46,405 shares (2014) issued	47	46
Treasury stock, at cost 5,988 shares (2015) and 5,892 shares (2014)	(55,509)	(53,807)
Additional paid-in capital	3,563,848	3,553,430
Accumulated deficit	(3,165,321)	(3,069,241)
Accumulated other comprehensive income	40	40
Total Actua Corporation’s stockholders’ equity	343,105	430,468
Noncontrolling interests	14,866	18,288
Total equity	357,971	448,756
Total liabilities, redeemable noncontrolling interest and equity	$450,144	$528,912

See accompanying notes to consolidated financial statements.

ACTUA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share data)

	Year ended December 31,
	2015	2014	2013
Revenue	$133,421	$84,837	$59,201
Operating expenses
Cost of revenue	39,229	24,420	17,757
Sales and marketing	48,414	39,710	28,129
General and administrative	61,857	51,731	30,960
Research and development	29,168	15,408	9,032
Amortization of intangibles assets	15,251	10,532	8,470
Impairment related and other	41,238	1,187	4,292
Total operating expenses	235,157	142,988	98,640
Operating income (loss)	(101,736)	(58,151)	(39,439)
Other income (loss), net	1,692	5,300	(4,210)
Interest income	131	463	227
Interest expense	(203)	(1,613)	(1,484)
Income (loss) before income taxes, equity loss and noncontrolling interest	(100,116)	(54,001)	(44,906)
Income tax (expense) benefit	(229)	12,931	17,571
Equity loss	—	(776)	(2,963)
Income (loss) from continuing operations	(100,345)	(41,846)	(30,298)
Income (loss) from discontinued operations, including gain on sale, net of tax	—	14,026	232,339
Net income (loss)	(100,345)	(27,820)	202,041
Less: Net income (loss) attributable to the noncontrolling interest	(4,265)	(4,264)	(7,018)
Net income (loss) attributable to Actua Corporation	$(96,080)	$(23,556)	$209,059

Amounts attributable to Actua Corporation:
Net income (loss) from continuing operations	$(96,080)	$(37,582)	$(25,669)
Net income (loss) from discontinued operations	—	14,026	234,728
Net income (loss)	$(96,080)	$(23,556)	$209,059

Basic and diluted income (loss) per share attributable to Actua Corporation:
Income (loss) from continuing operations	$(2.59)	$(1.01)	$(0.70)
Income (loss) from discontinued operations	—	0.38	6.42
Net income (loss)	$(2.59)	$(0.63)	$5.72

Shares used in computation of basic and diluted income (loss) per share	37,080	37,130	36,536

Net income (loss)	$(100,345)	$(27,820)	$202,041
Other comprehensive income
Unrealized holding gain (loss) in marketable securities	—	—	24
Reclassified adjustments/realized net (gains) loss on marketable securities	—	—	(23)
Other accumulated other comprehensive income (loss)	—	—	(1)
Comprehensive income (loss)	(100,345)	(27,820)	202,041
Less: Comprehensive income (loss) attributable to noncontrolling interests	(4,265)	(4,264)	(7,018)
Comprehensive income (loss) attributable to Actua Corporation	$(96,080)	$(23,556)	$209,059
See accompanying notes to consolidated financial statements.

ACTUA CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)

	Actua Corporation stockholders' equity
					Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (AOCI)	Non- controlling interest	Total
	Common stock		Treasury stock
	Shares	Amount	Shares	Amount
Balance as of December 31, 2012	42,155	$42	(4,211)	$(28,973)	$3,549,533	$(3,254,744)	$40	$73,134	$339,032
Equity-based compensation expense related to stock appreciation rights (SARs) and stock options	—	—	—	—	2,377	—	—	—	2,377
Equity-based compensation related to deferred stock units (DSUs)	—	—	—	—	377	—	—	—	377
Equity-based compensation related to restricted stock (RS)	—	—	—	—	2,958	—	—	—	2,958
Issuance of DSUs	60	—	—	—	359	—	—	—	359
Issuance of RS, net of forfeitures primarily related to satisfying tax withholdings	124	—	—	—	(609)	—	—	—	(609)
Exercise of SARs and stock options, net of forfeitures related to satisfying tax withholdings	994	1	—	—	(11,736)	—	—	—	(11,735)
Impact of redeemable noncontrolling interest accretion	—	—	—	—	(1,088)	—	—	—	(1,088)
Impact of sale of consolidated subsidiaries	—	—	—	—	—	—	—	(42,315)	(42,315)
Impact of subsidiary equity transactions	—	—	—	—	(5,410)	—	—	(389)	(5,799)
Repurchase of common stock	—	—	(907)	(12,025)	—	—	—	—	(12,025)
Net income (loss)	—	—	—	—	—	209,059	—	(6,913)	202,146
Balance as of December 31, 2013	43,333	$43	(5,118)	$(40,998)	$3,536,761	$(3,045,685)	$40	$23,517	$473,678

See accompanying notes to consolidated financial statements.

ACTUA CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)

	Actua Corporation stockholders' equity
					Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (AOCI)	Non- controlling interest	Total
	Common stock		Treasury stock
	Shares	Amount	Shares	Amount
Balance as of December 31, 2013	43,333	$43	(5,118)	$(40,998)	$3,536,761	$(3,045,685)	$40	$23,517	$473,678
Equity-based compensation expense related to stock appreciation rights (SARs) and stock options	—	—	—	—	792	—	—	—	792
Equity-based compensation related to deferred stock units (DSUs)	—	—	—	—	526	—	—	—	526
Equity-based compensation related to restricted stock (RS)	—	—	—	—	21,818	—	—	—	21,818
Issuance of DSUs	41	—	—	—	258	—	—	—	258
Issuance of RS, net of forfeitures primarily related to satisfying tax withholdings	2,777	3	—	—	(1,825)	—	—	—	(1,822)
Exercise of SARs and stock options, net of forfeitures related to satisfying tax withholdings	254	—	—	—	(3,207)	—	—	—	(3,207)
Impact of redeemable noncontrolling interest accretion	—	—	—	—	(4,244)	—	—	—	(4,244)
Impact of subsidiary equity transactions	—	—	—	—	2,551	—	—	(965)	1,586
Repurchase of common stock	—	—	(774)	(12,809)	—	—	—	—	(12,809)
Net income (loss)	—	—	—	—	—	(23,556)	—	(4,264)	(27,820)
Balance as of December 31, 2014	46,405	$46	(5,892)	$(53,807)	$3,553,430	$(3,069,241)	$40	$18,288	$448,756

See accompanying notes to consolidated financial statements.

ACTUA CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)

	Actua Corporation stockholders' equity
					Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (AOCI)	Non-controlling interest	Total
	Common stock		Treasury stock
	Shares	Amount	Shares	Amount
Balance as of December 31, 2014	46,405	$46	(5,892)	$(53,807)	$3,553,430	$(3,069,241)	$40	$18,288	$448,756
Equity-based compensation expense related to stock appreciation rights (SARs) and stock options	—	—	—	—	398	—	—	—	398
Equity-based compensation related to deferred stock units (DSUs)	—	—	—	—	234	—	—	—	234
Equity-based compensation related to restricted stock (RS)	—	—	—	—	23,120	—	—	—	23,120
Issuance of DSUs	94	—	—	—	82	—	—	—	82
Issuance of RS, net of forfeitures primarily related to satisfying tax withholdings	253	1	—	—	(4,171)	—	—	—	(4,170)
Exercise of SARs and stock options, net of forfeitures related to satisfying tax withholdings	11	—	—	—	(100)	—	—	—	(100)
Impact of redeemable noncontrolling interest accretion	—	—	—	—	(4,704)	—	—	—	(4,704)
Impact of subsidiary equity transactions	—	—	—	—	(4,441)	—	—	(362)	(4,803)
Repurchase of common stock	—	—	(96)	(1,702)	—	—	—	—	(1,702)
Net income (loss)	—	—	—	—	—	(96,080)	—	(3,060)	(99,140)
Balance as of December 31, 2015	46,763	$47	(5,988)	$(55,509)	$3,563,848	$(3,165,321)	$40	$14,866	$357,971

See accompanying notes to consolidated financial statements.

ACTUA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2015	2014	2013
OPERATING ACTIVITIES - continuing operations
Net income (loss)	$(100,345)	$(27,820)	$202,041
(Income) loss from discontinued operations, including gain on sale, net of tax	—	(14,026)	(232,339)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	19,751	14,069	11,701
Equity-based compensation	27,034	23,889	6,411
Impairment related and other	41,238	1,092	—
Other (income) loss	(1,692)	(5,300)	4,210
Equity (income) loss	—	776	2,963
Deferred income taxes	258	(4,510)	—
Income tax (benefit) expense related to income from discontinued operations	—	(8,934)	(17,571)
Changes in operating assets and liabilities - net of acquisitions:
Accounts receivable, net	3,107	(2,024)	(3,445)
Prepaid expenses and other assets	(835)	595	(817)
Accounts payable	(1,270)	(65)	(1,358)
Accrued expenses	2,560	252	1,192
Accrued compensation and benefits	3,010	510	3,310
Deferred revenue	7,827	7,765	5,325
Other liabilities	(1,202)	(488)	330
Cash flows provided by (used in) operating activities	(559)	(14,219)	(18,047)
INVESTING ACTIVITIES - continuing operations
Capital expenditures, net	(5,530)	(3,677)	(1,243)
Change in restricted cash	(1,074)	193	(834)
Proceeds from sales/distributions of ownership interests	1,415	33,822	388,968
Proceeds from marketable securities	—	—	760
Ownership acquisition, net of cash acquired	(3,578)	(215,225)	(14,638)
Increase in cash due to consolidation of subsidiaries	—	—	1,153
Cash flows provided by (used in) investing activities	(8,767)	(184,887)	374,166
FINANCING ACTIVITIES – continuing operations
Acquisition of noncontrolling interest in subsidiary equity	(10,319)	(878)	(15,430)
Contingent consideration payments	(1,870)	—	—
Borrowings of short-term debt	820	—	4,900
Repayment of long-term debt and capital lease obligations	(24)	(12,641)	(2,480)
Purchase of treasury stock	(1,704)	(12,809)	(12,025)
Tax withholdings related to equity-based awards	(4,277)	(5,029)	(12,023)
Cash received for stock option exercises	15	94	11
Other financing activities	(9)	—	(73)
Cash flows provided by (used in) financing activities	(17,368)	(31,263)	(37,120)
Effect of exchange rate on cash flows and cash equivalents	(127)	—
Discontinued operations:
Cash flows provided by (used in) operating activities	—	—	5,216
Cash flows provided by (used in) investing activities	—	(1,153)	(2,302)
Cash flows provided by (used in) financing activities	—	—	(8,129)
Net increase (decrease) in cash and cash equivalents from discontinued operations	—	(1,153)	(5,215)
Net increase (decrease) in cash and cash equivalents	(26,821)	(231,522)	313,784
Cash and cash equivalents at beginning of period	103,134	334,656	20,872
Cash and cash equivalents at end of period - continuing operations	$76,313	$103,134	$334,656

See accompanying notes to consolidated financial statements.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company
Description of the Company
Actua Corporation (together with its subsidiaries, “Actua”), which was formed on March 4, 1996, is a multi-vertical cloud technology company with offerings that it believes create unique and compelling value for our customers and provide transformative efficiency to vertical markets worldwide. As of December 31, 2015, Actua owned four businesses, each of which addresses the needs of a specific vertical market or industry: Bolt Solutions Inc. (“Bolt”), Folio Dynamics Holdings Inc. (“FolioDynamix”), GovDelivery Holdings, Inc. (“GovDelivery”), and VelocityEHS Holdings, Inc. (formerly MSDSonline Holdings, Inc.) (“VelocityEHS”). Please refer to Item 1 of this annual report on Form 10-K – “Business” for a more detailed description of Actua and its businesses.
Basis of Presentation
The Consolidated Financial Statements contained herein (the “Consolidated Financial Statements”) include the accounts of Actua Corporation and its wholly-owned subsidiaries and majority-owned subsidiaries.
Actua’s Consolidated Balance Sheets as of December 31, 2015 and 2014 primarily include the financial position of the following majority-owned subsidiaries: (1) Bolt, (2) FolioDynamix, (3) GovDelivery, and (4) VelocityEHS. Actua’s Consolidated Statements of Operations and Comprehensive Income (Loss) (its “Consolidated Statements of Operations”) for the years ended December 31, 2015, 2014, and 2013 included the results of the following majority-owned subsidiaries:

Year ended December 31,
2015	2014	2013
Bolt	Bolt	Bolt
FolioDynamix	FolioDynamix (1)	GovDelivery
GovDelivery	GovDelivery	VelocityEHS
VelocityEHS	VelocityEHS
 ______________________________
(1)     On November 3, 2014, Actua acquired all of the issued and outstanding stock of FolioDynamix.  The results of operations of
FolioDynamix are included on Actua’s Consolidated Statements of Operations from that date.  See Note 4, “Consolidated Businesses,” for additional information regarding Actua’s acquisition of FolioDynamix.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

2. Significant Accounting Policies
Principles of Accounting for Ownership Interests
The various interests that Actua acquires in its businesses are accounted for under one of three methods: the consolidation method, the equity method and the cost method. The applicable accounting method is generally determined based on Actua’s voting interest in a company.
Consolidation Method
Businesses in which: (1) Actua directly or indirectly owns more than 50% of the outstanding voting securities and (2) other stockholders do not possess the right to affect significant management decisions are generally accounted for under the consolidation method of accounting. Participation of other stockholders in the net assets and in the earnings or losses of a consolidated subsidiary is reflected in the line items “Noncontrolling interests” in Actua’s Consolidated Balance Sheets and “Net income (loss) attributable to the noncontrolling interest” in Actua’s Consolidated Statements of Operations. Noncontrolling interest adjusts Actua’s consolidated results of operations to reflect only Actua’s share of the earnings or losses of the consolidated subsidiary.
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
Equity Method
Actua did not own any equity method businesses during 2015 and owned equity method businesses, Acquirgy, Inc. (“Acquirgy”) and CIML, LLC (“CIML”) during 2014. Businesses that are not consolidated, but over which Actua exercises significant influence, are accounted for under the equity method of accounting and are referred to in Note 7, “Equity and Cost Method Businesses.” The determination as to whether or not Actua exercises significant influence with respect to a company depends on an evaluation of several factors, including, among others, representation on the company’s board of directors and equity ownership level, which is generally between a 20% and a 50% interest in the voting securities of an equity method business, as well as voting rights associated with Actua’s holdings in common stock, preferred stock and other convertible instruments in that company. Actua’s share of the earnings and/or losses of the company, as well as any adjustments resulting from prior period finalizations of equity income/losses, are reflected in the line item “Equity loss” in Actua’s Consolidated Statements of Operations.
Cost Method
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

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. The estimates, which include evaluation of Actua’s convertible debt and equity holdings in businesses, asset impairment, revenue recognition, income taxes, and commitments and contingencies are based on management’s best judgments. Management evaluates its estimates and underlying assumptions on an ongoing basis using historical experience and other factors, such as the current economic environment, that management believes to be reasonable under the circumstances and adjusts its estimates and assumptions when facts and circumstances dictate that it is necessary or appropriate to do so. It is reasonably possible that Actua’s accounting estimates with respect to the ultimate recoverability of Actua’s ownership interests in convertible debt, equity holdings, goodwill, and the useful lives of intangible assets could change in the near term and that the effect of such changes on Actua’s consolidated financial statements could be material. As of December 31 2015, management believes the recorded amounts of intangible assets and cost method businesses were not impaired. Actua has determined that the goodwill associated to the FolioDynamix reporting unit was partially impaired as of December 31, 2015 and recognized a loss of $39.7 million. Please refer to Note 3, “Goodwill and Intangible Assets.” The recorded amounts of goodwill, intangible assets and cost method businesses were not impaired as of December 31, 2014.
Cash and Cash Equivalents
Actua considers all highly liquid instruments with an original maturity of approximately three months at the time of purchase to be cash equivalents. Cash and cash equivalents at December 31, 2015 and 2014 were invested principally in money market accounts.
Restricted Cash
Actua considers cash that is legally restricted and cash that is held as a compensative balance for letter of credit arrangements as restricted cash. Actua had long-term restricted cash of $0.4 million as of December 31, 2015 and 2014, respectively, which is included in “Other assets, net” in our consolidated Balance Sheets.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Actua has made acquisitions over the years that have resulted in the recognition and accumulation of significant goodwill. Actua tests goodwill for impairment annually during the fourth quarter of each year, or more frequently as conditions warrant.
The first step of the test, used to identify potential impairment, compares the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the impairment test must be performed to measure the amount of the impairment loss, if any.
The second step of the goodwill impairment test compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.
Actua estimates the fair value of its reporting units using “Level 2” and “Level 3” inputs described in Note 8, “Fair Value Measurement.” Significant judgments and estimates are made to estimate the fair value of Actua's reporting units, such as projected future earnings, applicable discount rates, the selection of peer earnings multiples and the relative weighting of different fair value indicators. Actua determines market multiples from comparable publicly-traded companies and applies those approximate multiples to the revenues of the reporting units, which are then compared to the respective carrying values of the reporting units.
Refer to Note 3, “Goodwill and Intangible Assets” and Note 8, “Fair Value Measurement” for further details, including sensitivity analysis of the fair value calculation related to Actua's December 31, 2015 annual impairment analysis.
Intangible Assets
Intangible assets with determinable lives primarily consist of customer relationships, trademarks and trade names, technology, non-compete agreements and other intellectual property. The cost of intangible assets with determinable lives is amortized on a straight-line basis over the estimated period of economic benefit. Indefinite-lived intangibles are subject to impairment testing at least annually. In addition, intangible assets are tested more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Equity Method Businesses and Cost Method Businesses
Actua evaluates its carrying value in equity method businesses, if any, and cost method businesses continuously to determine whether an other-than-temporary decline in the fair value of any such business exists and should be recognized. In order to make that determination, Actua considers each such business’ achievement of its business plan objectives and milestones, the fair value of its ownership interest in each such business (which, in the case of any company listed on a public stock exchange, is the quoted stock price of the relevant ownership interest), the financial condition and prospects of each such business, and other relevant factors. The business plan objectives and milestones Actua considers include, among others, those related to financial performance, such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature, such as obtaining key business partnerships or the hiring of key employees. Impairment charges are determined by comparing Actua’s carrying value of a business with the business’ estimated fair value. Fair value is determined by using a combination of estimating the cash flows related to the relevant business, including estimated proceeds on disposition, and an analysis of market price multiples of companies engaged in lines of business similar to the business being evaluated. Actua concluded that the carrying values of its cost method businesses were not impaired as of December 31, 2015 and December 31, 2014 and also that the carrying value of its equity method business was not impaired as of December 31, 2014.
Financial Instruments
Cash and cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates fair value due to the short-term maturity of these instruments. Marketable securities are carried at fair value.
Deferred Revenue
Deferred revenue consists primarily of payments received in advance of revenue being earned under the relevant customer agreements.
Contract Acquisition Costs
Actua expenses commission expense associated to contract acquisitions immediately.
Revenue Recognition
Actua recognizes revenue when persuasive evidence of an arrangement exists, delivery of the service has occurred, no significant obligations with regard to implementation remain, the fee is fixed or determinable and collectability is probable.  The following paragraphs provide more specific details regarding the manner in which each of our businesses recognizes revenue.
Bolt
Bolt generates revenue from: (1) SaaS software licenses, (2) maintenance and support services, (3) professional service fees, (4) insurance commissions, including contingency bonus revenues from insurance carriers, and (5) subscription fees.
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
For Bolt’s professional services or other deliverables that are determined to have standalone value, Bolt allocates the total revenue to be earned under the arrangement among the various elements based on a selling price hierarchy using the relative selling price method. The selling price for a deliverable is based on the best estimated selling price (“ESP”), as neither vendor selling objective evidence (“VSOE”) nor third party evidence (“TPE”) is available. VSOE of selling price is based on the normal pricing and discounting practices for those products and services when sold separately. TPE of selling price is determined by evaluating largely similar and interchangeable competitor products or services in standalone sales to similarly situated customers. ESP is established considering factors such as margin objectives, market conditions and competition.  ESP represents the price at which the company would transact for the deliverable if it were sold by the company regularly on a standalone basis.
Under Bolt’s cloud-based software licenses, certain professional services are essential for the functionality of the software and the related maintenance and support services do not have standalone value to Bolt’s customers and are therefore combined, and revenue is recognized ratably over the applicable contract term.  For certain professional service deliverables that have been determined to have standalone value, Bolt has historically concluded that neither VSOE nor TPE can be established and, as such, it has relied on ESP to allocate revenue to each element. Those fees are then recognized as the services are performed and/or the professional

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

services are delivered. Finally, certain professional services are sold separately. Those fees are recognized as the professional services are delivered.
Bolt’s commissions on the premiums from sales of insurance policies are recognized when Bolt has sufficient information to determine: (1) the amount that it is owed, and (2) that it is probable that the economic benefits associated with the transaction will flow to Bolt. Bolt recognizes subscription fee revenue over the subscription period, which is generally a one-month period.
Bolt has typically represented a small amount of Actua’s historical deferred revenue balances.  Bolt’s contracts are generally billed in annual, quarterly or monthly installments.
FolioDynamix
FolioDynamix generates revenues primarily in the form of: (1) recurring software license and subscription fees, (2) maintenance and support services, (3) professional services fees from customization and integration services related to its software, (4) professional services fees for customized investment program management, and consulting, and (5) investment advisory services.  The initial subscription arrangement term is typically between three and five years.
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
Certain revenues earned by FolioDynamix for advisory services require judgment to determine whether revenue should be recorded on a gross basis (i.e., with FolioDynamix as a principal) or net of related costs (i.e., with FolioDynamix as an agent). In general, these revenues are recognized on a net basis if FolioDynamix does not have control over selecting vendors and pricing, and when the FolioDynamix is acting as an agent of the supplier.  Revenues from professional services are deemed to not have standalone value and therefore are recognized ratably over the contract term.
FolioDynamix’s contracts are billed in annual, quarterly or monthly installments and are primarily non-cancellable.
GovDelivery

GovDelivery revenue consists primarily of software subscription revenue; however, GovDelivery has growing revenue from media advertising and delivery of professional services such as developing Drupal applications for government entities. The core business of subscription revenue consist of: (1) nonrefundable setup fees and (2) SaaS monthly subscription fees. As the setup fees do not have standalone value to a customer, they are combined with subscription fees and are recognized in revenue over the initial contract term. Costs related to performing setup services are expensed as incurred. GovDelivery has typically represented a significant portion of Actua’s historical deferred revenue balances. GovDelivery’s contracts are generally billed in annual, quarterly, or monthly installments and contain cancellation clauses by which the customer can cancel the contract with 30 days written notice. In instances of cancellation, the pro rata balance of the agreement would be refundable. Historically, GovDelivery has experienced very low levels of cancellations.

Media advertising revenue is generated through businesses promoting their products or services within the GovLoop online community, which can include a wide range of advertisements such as banner ads and sponsored trainings held by GovLoop or even online brochures. This revenue is recognized when the work is performed and delivered.

Professional services revenue for customized Drupal development and other consulting continues to be a growing piece of the business resulting from the NuCivic acquisition in December 2014. Revenue is recognized based on a percentage of completion. Projects are reviewed for an estimated total effort required to deliver the contracted output which is compared against the performance completed to determine revenue for the reporting period.
VelocityEHS
VelocityEHS derives revenue from two sources: (1) SaaS subscription fees and (2) professional services fees. The vast majority of VelocityEHS’ revenue is derived from subscription fees from customers accessing VelocityEHS’ database and web-based tools; such revenue is recognized ratably over the applicable contract term, beginning with the subscription start date. VelocityEHS also generates professional service fees from: (a) customer training, (b) authoring of safety data sheets for customers, and (c) compiling of customers’ online libraries of safety data sheet documents and indexing those documents. Those professional services are

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

generally determined to have standalone value, and the revenue derived from those fees is recognized on a proportional performance basis over the applicable project’s timeline.
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
Equity-Based Compensation
Actua recognizes equity-based compensation expense in the Consolidated Financial Statements for all stock options and other equity-based arrangements that are expected to vest. Equity-based compensation expense is measured at the date of grant, based on the fair value of the award, and recognized using the straight-line method over the employee’s requisite service period. Equity-based awards with vesting conditions other than service are recognized based on the probability that those conditions will be achieved.
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
Discontinued Operations
During the year ended December 31, 2013, Channel Intelligence, InvestorForce, and Procurian were sold. The three businesses are presented as discontinued operations for all periods presented (including the gains associated with relevant escrow releases that occurred in 2014).
Net Income (Loss) Per Share
Basic net income (loss) per share (“EPS”) is computed using the weighted average number of common shares outstanding during a given period, exclusive of unvested restricted stock. Diluted EPS includes shares, unless anti-dilutive, that would be issued in connection with the exercise of stock options and conversion of other convertible securities and is adjusted, if applicable, for the effect on net income (loss) of such transactions. See Note 15, “Net Income (Loss) per Share.”
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
Supplemental Cash Flow Disclosures
During 2014 and 2013, Actua paid $1.0 million and $1.2 million in interest, respectively. Actua did not pay any interest during 2015. Income tax payments in 2015, 2014 and 2013 were $0.2 million, $2.0 million and $0.3 million, respectively. Non-cash acquisition related contingent consideration was included within the “Accrued expenses” line of the operating activities section of the Consolidated Statements of Cash Flows for the year ended December 31, 2015 in the amounts of $0.7 million.
Reclassifications
Certain amounts in the prior year financial statements have been reclassified to conform to the current-year presentation. The impact of the reclassifications made to prior year amounts is not material and did not affect net income (loss).

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Adjustments to Previously Reported Amounts / Immaterial Correction of an Error
During the second quarter of 2015, Actua revised previously reported amounts due to a change from recognizing noncontrolling interests related to FolioDynamix as a component of permanent equity to recognizing those interests as a component of temporary equity in redeemable noncontrolling interests.  In accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, management evaluated the materiality of the error from qualitative and quantitative perspectives, and concluded the error was immaterial to the current and prior periods. The correction of the immaterial error resulted in an increase to the line item “Redeemable noncontrolling interests” of $4.1 million and decreases to the line items “Additional paid-in capital” and “Noncontrolling interests” of $1.4 million and $2.7 million, respectively, on Actua’s Consolidated Balance Sheets as of December 31, 2014. This immaterial correction of an error had no impact on Actua's Consolidated Statements of Operations in any period.
Escrow Information
When an interest in one of Actua’s businesses is sold, a portion of the proceeds may be held in escrow primarily to satisfy purchase price adjustments and/or indemnity claims. Actua records gains on escrowed proceeds at the time Actua is entitled to receive those proceeds from escrow, the amount is fixed or determinable and realization is assured. As of December 31, 2015, $4.0 million related to Actua’s potential proceeds from sales of former businesses remained in escrow to satisfy potential or unresolved indemnification claims. Those outstanding escrow amounts are scheduled to be released in 2016, subject to pending and potential indemnity claims pursuant to the terms of the applicable acquisition agreements.
Concentration of Customer Base and Credit Risk
No single customer of Actua’s consolidated businesses represented more than 10% of Actua’s consolidated revenue for the year ended December 31, 2015, 2014, and 2013.
Commitments and Contingencies
From time to time, Actua and its businesses are involved in various claims and legal actions arising in the ordinary course of business. Actua does not expect any liability with respect to any legal claims or actions, either individually or in the aggregate, that would materially affect its consolidated financial position or cash flows.
Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (“FASB”) issued accounting guidance on reporting discontinued operations. The new guidance changes the criteria for determining the disposals that qualify as discontinued operations and expands related disclosure requirements. Under the new guidance, a disposal is required to be reported as discontinued operations if the disposal represents a strategic shift that will have a major effect on an entity’s operations and financial results. This guidance, which is applied prospectively, became effective for Actua for new disposals and disposal groups classified as held for sale beginning on January 1, 2015. The adoption of this guidance did not have a significant impact on the Consolidated Financial Statements.
In May 2014, the FASB issued revenue recognition guidance that provides a single, comprehensive revenue recognition model for all contracts with customers. Under the new guidance, an entity will recognize revenue based on amounts the entity expects to be entitled to in exchange for the transfer of goods or services. The new guidance also includes enhanced disclosure requirements. This guidance, which will be applied either retrospectively or as a cumulative-effect adjustment as of the date of adoption, will be effective for Actua beginning on January 1, 2018. Actua is in the process of evaluating the adoption alternatives and impact that this guidance will have on the Consolidated Financial Statements.
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
In August 2015, the FASB issued guidance regarding a simplified presentation of debt issuance costs, requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts or premiums. This guidance, which is applied retrospectively upon adoption, will be effective for Actua for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Actua does not expect this guidance to have a significant impact on the Consolidated Financial Statements.
In September 2015, the FASB issued accounting guidance on accounting for measurement period adjustments. The new guidance eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement period adjustments that occur in periods after a business combination is consummated. This guidance will be effective for Actua beginning on January 1, 2016. Actua does not expect this guidance to have a significant impact on the Consolidated Financial Statements.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

In November 2015, the FASB issued guidance to simplify the presentation of deferred income taxes. The new guidance requires that deferred tax liabilities and assets be classified as non-current on the balance sheet and eliminates the requirement that an entity separate deferred income tax liabilities and assets into current and non-current amounts. This guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with earlier application permitted for all entities as of the beginning of an interim or annual reporting period. Actua has earlier applied the new guidance and accordingly, the guidance is effective for Actua for the December 31, 2015 annual reporting period. The guidance impacts the presentation of deferred income taxes on Actua’s Consolidated Balance Sheets to a non-current classification and was applied retrospectively to the prior periods presented.
In February 2016, the FASB issued comprehensive new guidance about leases. Under the new guidance, most leases will be recognized on Actua’s consolidated balance sheets as liabilities with corresponding right-of-use assets. The new guidance is effective for Actua for the annual period beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. The standard must be adopted using a modified retrospective approach. Actua has not yet evaluated the impact of this new pronouncement.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

3. Goodwill and Intangible Assets
Goodwill
The following table summarizes the activity related to Actua’s goodwill:

(in thousands)	Gross carrying amount	Accumulated impairment losses	Net carrying amount
Goodwill as of December 31, 2013	$90,770	$(304)	$90,466
Increase in goodwill due to VelocityEHS's acquisition of KMI	6,735	—	6,735
Increase in goodwill due to GovDelivery's acquisition of NuCivic	1,257	—	1,257
Increase in goodwill due to Bolt's acquisition of Ludwig	455	—	455
Increase in goodwill due to FolioDynamix acquisition	166,171	—	166,171
Goodwill as of December 31, 2014	$265,388	$(304)	$265,084
Increase in goodwill due to GovDelivery's acquisition of Textizen	606	—	606
Decrease in goodwill due to FolioDynamix impairment charge	—	(39,656)	(39,656)
Goodwill as of December 31, 2015	$265,994	$(39,960)	$226,034

During the year ended December 31, 2015, Actua revised its initial purchase price allocation related to its 2014 acquisition of FolioDynamix and also its initial purchase price allocation related to its 2014 acquisition of Ludwig-Walpole Company, Inc. (“Ludwig”). Based on those revisions, Actua retrospectively increased the value of goodwill as of December 31, 2014 by an aggregate amount of $0.9 million, which was offset by a decrease in intangible assets in the amount of $0.2 million, and an increase in financial liabilities in the amount of $0.7 million. The purchase price allocation related to that transaction is detailed in Note 4, “Consolidated Businesses.” As of December 31, 2015, 2014 and 2013, all of Actua’s goodwill was allocated to its vertical cloud segment.

Impairment
Actua completed its annual impairment testing in the fourth quarter of each of 2015, 2014 and 2013. During the fourth quarter of 2015, Actua reviewed the goodwill balance for impairment in accordance with its accounting policy and identified factors, including the market value of Actua's common stock, indicating that the fair value of Actua’s goodwill could have fallen below its book value.  As of December 31 2015, Actua determined that the goodwill associated to the FolioDynamix reporting unit was partially impaired and recognized an impairment charge of $39.7 million, recorded within the “Impairment related and other” line of the Consolidated Statements of Operations. Please refer to Note 8, “Fair Value Measurements,” for a further discussion of the fair value measurement relating to the FolioDynamix reporting unit impairment charge.
The completion of Actua's 2015 year-end impairment testing resulted in no impairments related to Actua's other consolidated businesses, and the completion of its 2014 and 2013 year-end impairment testing resulted in no impairments to any of Actua's consolidated businesses, including FolioDynamix, because Actua’s fair value of its reporting units substantially exceeded its carrying value for each of those reporting units, including goodwill.
Actua also performs ongoing business reviews of its cost method businesses. Please refer to Note 4, “Consolidated Businesses” and Note 7, “Equity and Cost Method Businesses”.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Intangible assets
The following table summarizes Actua’s intangible assets:

(in thousands)		As of December 31, 2015
		Gross carrying	Accumulated	Net carrying
Intangible assets	Useful life	amount	amortization	amount
Customer relationships	1-11 years	$76,414	$(22,652)	$53,762
Trademarks/trade names	3-11 years	24,835	(7,763)	17,072
Technology	5-10 years	25,820	(8,055)	17,765
Non-compete agreements	2-5 years	3,645	(3,549)	96
		130,714	(42,019)	88,695
Other intellectual property (1)	Indefinite	700	—	700
		$131,414	$(42,019)	$89,395

(in thousands)		As of December 31, 2014
		Gross carrying	Accumulated	Net carrying
Intangible assets	Useful life	amount	amortization	amount
Customer relationships	1-11 years	$74,656	$(14,817)	$59,839
Trademarks/trade names	3-11 years	24,543	(4,322)	20,221
Technology	5-10 years	25,223	(4,263)	20,960
Non-compete agreements	2-5 years	3,645	(3,367)	278
		128,067	(26,769)	101,298
Other intellectual property (1)	Indefinite	700	—	700
		$128,767	$(26,769)	$101,998
 ______________________________

(1)
Included in this line item is a domain name valued at $0.3 million that Actua currently believes has an indefinite life, and a domain name for which Actua estimated the residual value to approximate its carrying value of $0.4 million as of both December 31, 2015 and December 31, 2014.

Amortization expense for intangible assets during the years ended December 31, 2015, 2014 and 2013 was $15.3 million, $10.5 million, and $8.5 million, respectively.
Remaining estimated amortization expense for the respective years is set forth as follows:

(in thousands)

2016	$15,378
2017	14,839
2018	13,415
2019	12,103
2020	10,420
Thereafter	22,540
Remaining amortization expense	$88,695

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

4. Consolidated Businesses
FolioDynamix Acquisition
On November 3, 2014, Actua acquired all of the issued and outstanding stock of FolioDynamix for approximately $201.7 million in cash (which included $0.7 million as a working capital adjustment that occurred in the first quarter of 2015) and $4.1 million of equity value related to rolled stock options.  The $4.1 million fair value of the rolled stock options was determined using a Black-Scholes model that, given the relatively short expected term applied to the model, essentially approximated the intrinsic value of these awards.  Actua allocated the purchase price to the acquired tangible and identifiable intangible assets and liabilities based upon their respective fair values at the date of acquisition. FolioDynamix’s results are included in our consolidated financial statements beginning on November 1, 2014 (as the results of FolioDynamix between November 1, 2014 and November 3, 2014 were deemed insignificant).
FolioDynamix offers wealth management service providers and financial advisors a comprehensive, secure, cloud-based wealth management technology platform and advisory solutions for managing the full wealth management lifecycle across all types of investment programs. FolioDynamix provides its customers with leading-edge technology to attract and retain the best advisors, enable more effective business process management, accelerate client acquisition and gain visibility across all assets under management ("AUM").  FolioDynamix’s customers, which include a variety of financial services organizations, such as brokerage firms, banks (trust and retail), large registered investment advisors ("RIAs") and RIA networks and other fee-based managed account providers, access specified bundles of platform applications through the cloud on a periodic (usually multi-year) subscription basis; FolioDynamix sells the periodic subscriptions directly to its customers through its internal sales team.
The following table summarizes the allocation of the consideration paid for FolioDynamix and the estimated fair value of the assets acquired and liabilities assumed.

(in thousands)

Cash consideration (including $0.7 million of working capital adjustment paid in 2015)	$201,699
Fair value of stock options of FolioDynamix	4,125
Total consideration	$205,824

Recognized amounts of identifiable assets acquired and liabilities assumed:
Financial assets	$9,324
Property, plant and equipment	1,581
Customer lists (10 year life)	23,300
Trademarks, trade names and domain names (5 year life)	8,100
Technology (8 year life)	15,200
Financial liabilities	(14,397)
Contingent consideration	(1,870)
Deferred tax liability	(1,585)
$39,653

Goodwill	166,171
Total identifiable net assets and liabilities assumed	$205,824

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

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Other Acquisitions
On August 9, 2013, Bolt acquired Superior Access Insurance Services, Inc. for $8.7 million in cash. Bolt has estimated the allocation of purchase price to the acquired tangible and identifiable intangible assets and liabilities based upon their respective estimated fair values at the date of acquisition.
On August 8, 2014, VelocityEHS acquired Knowledge Management Innovations (“KMI”) for $11.5 million, subject to working capital adjustments, including a contingent earn-out payment of up to $2.0 million tied to certain performance measures that VelocityEHS expects to become due in 2016. VelocityEHS has estimated the allocation of the purchase price to the acquired tangible and identifiable intangible assets and liabilities based upon their provisional respective fair values at the date of acquisition.
On October 1, 2014, Bolt acquired certain assets of Ludwig for $2.1 million in cash. The acquisition was accounted for under the acquisition method.  Bolt allocated the purchase price to the acquired tangible and identifiable intangible assets and liabilities based upon their respective fair values as of the date of acquisition.
On December 17, 2014, GovDelivery acquired NuCivic, Inc. (“NuCivic”) for $5.1 million of consideration, consisting of $2.0 million in cash payments (including a $0.6 million deferred payment) and $3.1 million of GovDelivery stock. The acquisition was accounted for under the acquisition method. GovDelivery allocated the purchase price to the acquired tangible and identifiable intangible assets and liabilities based upon their respective fair values as of the date of acquisition.
On June 10, 2015, GovDelivery acquired certain assets of Talent Management in Government, Inc. (“TMGov”) for $0.5 million of consideration, $0.4 million at closing and $0.1 million to be paid upon achievement of certain milestones, as set forth in the applicable purchase agreement. The acquisition was accounted for under the acquisition method. GovDelivery has allocated the purchase price to the acquired identifiable intangible assets based upon their respective fair values as of the date of acquisition.
On July 13, 2015, GovDelivery acquired Vox Metropolis, Inc. (d/b/a Textizen) (“Textizen”) for approximately $2.1 million of consideration, consisting of $1.2 million of cash and $0.9 million of GovDelivery stock; $0.4 million of the $1.2 million of cash consideration is being retained by GovDelivery until July 2016 in order to satisfy potential indemnity claims. The acquisition was accounted for under the acquisition method. GovDelivery has allocated the purchase price to the acquired identifiable intangible assets based upon their respective fair values as of the date of acquisition.
On November 25, 2015, VelocityEHS acquired certain assets of WellNet Solutions, Inc. (“WellNet”) for cash consideration of $0.7 million. Intangible assets of $1.4 million were recorded in connection with the acquisition. Additionally, contingent consideration of $0.7 million was recorded within the "accrued expense" line item within the current liabilities section of the Consolidated Balance Sheet associated to the estimated costs for future incremental WellNet customer acquisitions.
The allocations of the respective KMI, Ludwig, NuCivic, TMGov, and Textizen purchase prices, to identified intangible assets and tangible assets and liabilities were as follows:

(in thousands)	KMI	Ludwig	NuCivic	TMGov	Textizen
Goodwill	$6,735	$455	$1,257	$—	$606
Customer lists (5-11 year life)	2,900	2,366	202	250	171
Trademarks, trade names and domain names (5-11 year life)	300	—	330	—	117
Technology (5 year life)	400	—	—	250	347
Non-compete agreement (5 year life)	—	129	14	—	—
Other net assets (liabilities)	1,165	—	197	—	(41)
Total net assets acquired	$11,500	$2,950	$2,000	$500	$1,200

Redeemable Noncontrolling Interests
Certain GovDelivery stockholders had the ability to require GovDelivery to redeem a portion of their shares in 2016 based on a fair value determination. Additionally, in connection with the NuCivic and Textizen acquisitions, certain GovDelivery stockholders have the ability to require GovDelivery to redeem a portion of their shares in 2017, 2018, 2019 and 2020 based on a fair value determination. Certain VelocityEHS stockholders have the ability to require VelocityEHS to redeem a portion of their shares in 2016 and 2017 based on a fair value determination.
Certain FolioDynamix shareholders have the ability to require FolioDynamix to redeem a portion of their shares in 2018, 2019 and 2020 based on a fair value determination. Because those redemptions are outside the control of the respective businesses, Actua has classified the noncontrolling interests outside of equity and will accrete to the estimated redemption

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

values with an offset to additional paid-in capital. The noncontrolling interests are classified as “Redeemable noncontrolling interests” in Actua’s Consolidated Balance Sheets.
As discussed in Note 2, “Significant Accounting Policies”, during 2015, Actua corrected an immaterial error and revised previously reported amounts due to a change from recognizing noncontrolling interests related to FolioDynamix as a component of permanent equity to recognizing those interests as a component of temporary equity in redeemable noncontrolling interests.
The following is a reconciliation of the activity related to Actua’s redeemable noncontrolling interest during the years ended December 31, 2015, 2014 and 2013:

(in thousands)
Balance at December 31, 2012	$3,383
Redeemable noncontrolling interest portion of subsidiary net income/(loss)	(105)
Accretion to estimated redemption value	164
Balance at December 31, 2013	$3,442
Redeemable noncontrolling interest portion of subsidiary net income/(loss)	72
Accretion to estimated redemption value	6,832
Balance at December 31, 2014	$10,346
Redeemable noncontrolling interest portion of subsidiary net income/(loss)	(393)
FolioDynamix impairment charge (1)	(812)
Accretion to estimated redemption value	4,704
Cash redemption	(3,339)
Balance at December 31, 2015	$10,506
___________________________________
(1) This amount pertains to the FolioDynamix goodwill impairment charge discussed in Note 3, “Goodwill and Intangible Assets”
attributed to redeemable noncontrolling interest which is reflected in the "Net income/(loss) attributable to the noncontrolling interest" line of Actua's Consolidated Statement of Operations.
Subsequent to December 31, 2015, Actua paid $4.9 million in cash to acquire $2.5 million of redeemable noncontrolling interests associated with GovDelivery and $2.4 million of redeemable noncontrolling interests associated with VelocityEHS. These transactions increased Actua's ownership in GovDelivery from 92% to 94% and its ownership in VelocityEHS from 98% to 99%.

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

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Pro Forma Information (Unaudited)
The information in the following table represents the revenue, net income (loss) from continuing operations attributable to Actua Corporation and the net income (loss) from continuing operations per diluted share attributable to Actua Corporation for the relevant periods had Actua owned FolioDynamix, Bolt owned Ludwig, GovDelivery owned NuCivic, TMGov and Textizen, and VelocityEHS owned KMI in each of those periods.

(in thousands, except per share data)	Year Ended December 31,
	2015	2014
Revenue	$133,921	$114,380
Net income (loss) from continuing operations attributable to Actua Corporation	$(95,496)	$(41,579)
Net income (loss) from continuing operations per diluted share attributable to Actua Corporation	$(2.58)	$(1.12)

(in thousands, except per share data)	Year Ended December 31,
	2014	2013
Revenue	$113,705	$90,561
Net income (loss) from continuing operations attributable to Actua Corporation	$(41,295)	$(35,439)
Net income (loss) from continuing operations per diluted share attributable to Actua Corporation	$(1.11)	$(0.97)
Included in the pro forma amount above, are amounts associated with our significant acquisition, FolioDynamix, which contributed $24.6 million of revenue and $1.5 million of net income and $0.04 of net income (loss) per share to our 2014 results.  FolioDynamix, contributed $19.8 million of revenue and $(3.2) million of net income (loss) and $(0.90) of net income (loss) per share to our 2013 results.

5. Discontinued Operations
During the year ended December 31, 2013, three of Actua’s consolidated subsidiaries were sold: (1) InvestorForce, (2) Channel Intelligence, and (3) Procurian.  These businesses were a part of the vertical cloud reporting segment. Actua did not sell any subsidiaries during 2014 but did receive escrow proceeds associated with the 2013 sales, as described in the paragraphs below.
On January 29, 2013, InvestorForce was sold to MSCI for $23.6 million in cash. Actua’s proceeds from the sale were $20.8 million, a portion of which was held in escrow, subject to potential indemnification claims. Actua recorded a net of tax gain of $15.7 million related to the transaction; that gain is included in the line item “Income (loss) from discontinued operations, including gain on sale, net of tax” on Actua’s Consolidated Statements of Operations for the year ended December 31, 2013. During the year ended December 31, 2014, Actua recognized a net of tax gain of $2.1 million related to the release of escrowed proceeds from the sale of InvestorForce. That gain is included in the line item “Income (loss) from discontinued operations, including gain on sale, net of tax” in Actua’s Consolidated Statements of Operations for the year ended December 31, 2014.
On February 20, 2013, Channel Intelligence was sold to Google for $125.0 million in cash. Actua realized $60.5 million in the transaction, a portion of which was held in escrow, subject to potential indemnification claims. Actua recorded a net of tax gain of $17.8 million related to the transaction; that gain is included in the line item “Income (loss) from discontinued operations, including gain on sale, net of tax” on Actua’s Consolidated Statements of Operations for the year ended December 31, 2013.  During the year ended December 31, 2014, Actua recognized a net of tax gain of $5.8 million related to the release of escrow proceeds from the sale of Channel Intelligence. That gain is included in the line item “Income (loss) from discontinued operations, including gain on sale, net of tax” in Actua’s Consolidated Statement of Operations for the year ended December 31, 2014.
On December 4, 2013, Procurian was sold to an affiliate of Accenture for $375.0 million in cash. Actua realized $327.8 million in the transaction, a portion of which was held in escrow, subject to potential indemnification claims. Actua recorded a net of tax gain of $224.9 million related to the transaction; that gain is included in the line item “Income (loss) from discontinued operations, including gain on sale, net of tax” on Actua’s Consolidated Statements of Operations for the year ended December 31, 2013.  During the year ended December 31, 2014, Actua recognized a net of tax gain of $16.2 million related to the release of escrow proceeds from the sale of Procurian. That gain is included in the line item “Income (loss) from discontinued operations, including gain on sale, net of tax” in Actua’s Consolidated Statement of Operations for the year ended December 31, 2014.
InvestorForce, Channel Intelligence and Procurian have been accounted for as discontinued operations. The results of operations and cash flows of these businesses have been reclassified from the results of continuing operations and are shown separately on Actua’s Consolidated Statements of Operations and Actua’s Consolidated Statements of Cash Flows for all relevant periods presented. Consistent with Actua’s policy election, Actua’s proceeds from these transactions are reflected in cash flows provided

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

by investing activities from continuing operations on Actua’s Consolidated Statement of Cash Flows for the year ended December 31, 2013. The results of Actua’s discontinued operations are summarized below:

(in thousands)	InvestorForce	Channel Intelligence	Procurian
Year ended December 31, 2013
Revenue (through date of respective sale)	$800	$3,100	$127,100
Actua Corporation’s share of net income (loss) (through date of respective sale)	$(500)	$(2,900)	$100

Income tax expense of $10.1 million and income tax expense of $20.4 million is included in the line item “Income (loss) from discontinued operations, including gain on sale, net of tax” on Actua’s Consolidated Statements of Operations for the years ended December 31, 2014, and 2013, respectively.
During the year ended December 31, 2014, Actua recognized a loss of $1.2 million which also included in the 2014 amount noted above related to the payment of Procurian’s 2013 federal consolidated tax return.

6. Fixed Assets

Fixed assets consist of the following:

(in thousands)		As of December 31,
	Useful Life	2015	2014
Computer equipment and software, office equipment and furniture	3-7 years	$22,631	$19,265
Leasehold improvements	3-6 years	3,687	1,626
Total cost		26,318	20,891
Less: accumulated depreciation		(17,537)	(12,944)
Fixed assets, net of accumulated depreciation and amortization		$8,781	$7,947

Depreciation expense for the years ended December 31, 2015, 2014 and 2013 was $4.5 million, $3.6 million and $3.4 million, respectively. Actua uses the straight line method of depreciation.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

7. Equity and Cost Method Businesses
Equity Method Businesses
Actua did not own any equity method businesses during 2015. The following unaudited summarized financial information relates to, and has been compiled from the financial statements of Actua’s businesses, Acquirgy (Actua voting ownership of 25%) and CIML (Actua voting ownership of 38%), accounted for under the equity method of accounting as of December 31, 2014. Acquirgy, CIML, Freeborders, Inc. (through October 18, 2013, the date of disposition), and WhiteFence, Inc. (through October 28, 2013, the date of disposition) were accounted for under the equity method of accounting as of December 31, 2013.
Acquirgy wound down and ceased its operations during early 2015. During the year ended December 31, 2015, Actua received a loan repayment from Acquirgy in the amount of $0.4 million. CIML ceased operations in 2014.
Balance Sheet (Unaudited)

(in thousands)	December 31, 2014(1)
Cash and cash equivalents	$4,487
Other current assets	966
Non-current assets	51
Total assets	$5,504

Current liabilities (including current portion of long-term debt)	$9,411
Non-current liabilities	57
Long-term debt	—
Stockholders' deficit	(3,964)
Total liabilities and stockholders' deficit	$5,504

Total carrying value	$—
______________________________
     (1) Includes Acquirgy and CIML.
Amortization expense associated with those intangibles for the years ended December 31, 2014 and 2013 was $0.1 million and $0.2 million, respectively; that amortization expense is included in the table below in the line item “Amortization of intangible assets” and is included in the line item “Equity loss” on Actua’s Consolidated Statements of Operations.

Results of Operations (Unaudited)

(in thousands)	Year ended December 31,
	2014 (1)	2013 (2)
Revenue	$8,763	$48,316

Net income (loss)	$(1,110)	$(9,238)

Equity income (loss) excluding impairments and amortization of intangible assets	$(632)	$(2,798)
Amortization of intangible assets	(144)	(165)
Total equity income (loss)	$(776)	$(2,963)
______________________________

(1)	Includes Acquirgy and CIML.

(2)	Includes Acquirgy, CIML, Freeborders, Inc. and WhiteFence, Inc.
Cost Method Businesses
Actua’s carrying value of its holdings in cost method businesses was $18.1 million and $17.7 million as of December 31, 2015 and December 31, 2014, respectively. Those amounts are reflected in the line item “Equity and cost method businesses” in Actua’s Consolidated Balance Sheets as of the relevant years.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

During the year ended December 31, 2015, Actua received a distribution from Anthem that resulted in proceeds of $1.0 million, and recorded a gain in that amount that is reflected in the line item, “Other income (loss), net” in Actua’s Consolidated Statements of Operations for the year ended December 31, 2015.

Impairments
Actua performs ongoing business reviews of its equity and cost method businesses to determine whether Actua’s carrying value in those businesses is impaired. Actua determined its carrying value in its equity and cost method businesses was not impaired during the years ended December 31, 2015, 2014 and 2013.

8. Fair Value Measurements
Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There are three levels of inputs that may be used to measure fair value, which are as follows:

•	Level 1 – Observable inputs, such as quoted market prices for identical assets and liabilities in active public markets.

•
Level 2 – Observable inputs other than Level 1 prices based on quoted prices in markets with insufficient volume or infrequent transactions, or valuations in which all significant inputs are observable for substantially the full term of the asset or liability.

•	Level 3 – Unobservable inputs to the valuation techniques that are significant to the fair value of the asset or liability.
Assets and liabilities are measured at fair value based on one or more of the following three valuation techniques:

•	Market Approach – Fair value is determined based on prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities.

•	Income Approach – Fair value is determined by converting relevant future amounts to a single present amount based on market expectations (including present value techniques and option pricing models).

•	Cost Approach – Fair value represents the amount that currently would be required to replace the service capacity of the relevant asset (often referred to as replacement cost).
The fair value hierarchy of Actua’s financial assets measured at fair value on a recurring basis were as follows:

(in thousands)		Valuation
		technique
	Asset (liability)	(approach)	Level 1	Level 2	Level 3
December 31, 2015
Cash equivalents (money market accounts)	$65,136	Market	$65,136	$—	$—
Acquisition contingent consideration obligations	(1,968)	Income	—	—	(1,968)
	$63,168		$65,136	$—	$(1,968)

December 31, 2014
Cash equivalents (money market accounts)	$77,935	Market	$77,935	$—	$—
Acquisition contingent consideration obligations	(3,320)	Income	—	—	(3,320)
	$74,615		$77,935	$—	$(3,320)

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

As of December 31, 2015, Actua accounts for a contingent earn-out payment related to VelocityEHS’ acquisition of KMI, which was a component of VelocityEHS’ purchase price for KMI. That obligation was fair valued on the date of acquisition using Monte Carlo simulation models that yielded a value of $1.2 million on the acquisition date. The ultimate obligation could range in value from zero to $2.0 million; the fair value as of December 31, 2015 has been determined through the update of models, Actua’s calculations and/or qualitative analysis. The contingent obligation related to VelocityEHS’ acquisition of KMI will become due, if at all, in June 2016 and has been classified as a short-term liability on Actua’s Consolidated Balance Sheets as of December 31, 2015 and as a long term liability as of December 31, 2014.

As of December 31, 2014, Actua accounted for three contingent consideration obligations. Those obligations consisted of the earn-out payment related to VelocityEHS’ KMI acquisition, and two contingent obligations related to acquisitions made by FolioDynamix prior to Actua’s acquisition of FolioDynamix. The two contingent obligations related to FolioDynamix were also fair valued on the respective dates of acquisition using Monte Carlo simulation models that yielded an aggregate of $1.9 million of obligations. Both contingent consideration obligations related to FolioDynamix’s acquisitions were settled during the second quarter of 2015, and the portion of those payments that represent the initial fair value of the contingent obligations determined as of the acquisition date ($1.9 million) are reflected as cash used in financing activities, with the excess ($0.1 million) reflected as cash used in operating activities, on Actua’s Consolidated Statements of Cash Flows for the year ended December 31, 2015.
During the year ended December 31, 2015, contingent consideration obligations increased by $0.8 million, primarily related to the KMI acquisition. These increases are reflected as charges on the “Impairment related and other” line item on Actua’s Consolidated Statements of Operations.
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

As discussed in Note 3, "Goodwill and Intangible Assets", for the year ended December 31, 2015, a goodwill impairment charge was taken on the FolioDynamix reporting unit. For purposes of determining the goodwill impairment of the FolioDynamix reporting unit, Actua estimated the implied fair value of the goodwill using a variety of valuation methods, including the income and market approaches. The fair market value based on significant unobservable inputs within the Level 3 hierarchy was $126.5 million, in comparison to the net book value of $166.2 million, resulting in a total pre-tax (non-cash) impairment loss of $39.7 million. Actua's estimate of fair value under the income approach included discounted cash flow estimates and a risk adjusted discount rate of 23.4%.

Actua performs sensitivity analysis of the fair value calculation. In evaluating the reasonableness of the Actua’s fair value estimates, Actua considers, among other factors, the relationship between its book value, the market price of its common stock and the fair value of its reporting units. As of December 31, 2014, the closing price of our common stock ($18.47 per share) exceeded the book value of our assets ($11.08 per share). As of December 31, 2015, the closing price of our common stock ($11.45 per share) exceeded the book value of our assets ($8.78 per share). Market multiples of companies in the SAAS industry have decreased significantly since December 31, 2014. If the closing stock price or market multiples continue to decline, it would likely indicate the occurrence of events or changes that would cause Actua to perform additional impairment analyses which could result in further revisions to its fair value estimates. While Actua believes that its estimates of fair value at December 31, 2015 are reasonable, Actua will continue to monitor and evaluate this relationship. Additionally, should actual results differ materially from our projections, additional impairment would likely result.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

9. Debt
On August 9, 2013, as part of a round of debt financing led by Actua, Bolt entered into certain loan agreements with one of its minority shareholders that exercised its preemptive rights, Neurone II Investments G.P., Ltd. (“Neurone”). Those agreements provided for a term loan of $0.5 million that is subject to an interest rate of 8.0%; the loan has become payable on demand and interest continues to accrue at 8%. The loan, which is convertible into shares of Bolt's preferred stock, has a fair value of $0.5 million as of both December 31, 2015 and December 31, 2014. As of both December 31, 2015 and December 31, 2014, $0.5 million is outstanding under the term loan, and is included in the line item “Current maturities of long-term debt” in Actua’s Consolidated Financial Statements.
On January 1, 2015, as part of a round of debt financing led by Actua, Bolt entered into certain additional loan agreements with Neurone that provide for a term loan of $0.8 million, subject to an interest rate of 8.0% and a maturity date of May 1, 2016. The loan, which is convertible into shares of Bolt’s preferred stock, has a fair value of $0.8 million as of December 31, 2015.  As of December 31, 2015, $0.8 million is outstanding under the term loan, and is included in the line item “Current maturities of long-term debt” in Actua’s Consolidated Financial Statements.
Subsequent to year-end, on February 26, 2016, GovDelivery entered into a working capital revolving credit facility with Venture Bank, that matures on February 26, 2017 and provides for an advance amount of $5.0 million, subject to an interest rate of LIBOR plus 2%, adjusted daily. The facility is secured by the assets of GovDelivery.

10. Actua Corporation's Stockholders' Equity
Holders of Actua’s Common Stock are entitled to one vote per share and are entitled to dividends as declared. No cash dividends have been declared to date, and Actua does not intend to pay cash dividends in the foreseeable future.
Actua may establish one or more classes or series of preferred stock. The holders of the preferred stock may be entitled to preferences over common stockholders with respect to dividends, liquidation, dissolution, or winding up of Actua, as established by Actua’s Board of Directors. As of December 31, 2015 and 2014, 10,000,000 shares of preferred stock were authorized; none of these shares have been issued, and Actua does not have any plan to issue any of those shares in the foreseeable future.

11. Treasury Stock
Actua has been authorized pursuant to a share repurchase program to repurchase, from time to time, shares of Common Stock in the open market, in privately negotiated transactions or pursuant to trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act. The program was adopted in 2008 and was most recently expanded in 2013 to allow for the repurchase of up to $150.0 million of shares of our Common Stock. During the year ended December 31, 2015, Actua repurchased 96,277 shares of its Common Stock at an average stock price of $17.66 per share. During the year ended December 31, 2014, Actua repurchased 773,635 shares of its Common Stock at an average price of $16.52 per share. Since commencement of the program, Actua has deployed a total of $57.2 million to repurchase a total of 6,168,549 shares of Common Stock for an average purchase price of $9.23 per share. As of the date of this Report, Actua may repurchase an additional $93.1 million of its Common Stock under the program. All repurchases are reflected in the line item “Treasury stock, at cost” as a reduction of Stockholders’ Equity in Actua’s Consolidated Balance Sheets in the relevant periods.

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
Actua may issue the following types of equity-based compensation to its employees and non-employee directors: (1) restricted stock and restricted stock units (often subject to performance-based or market-based conditions), (2) stock appreciation rights (“SARs”), (3) stock options, and (4) deferred stock units (“DSUs”). Actua’s grants of equity-based compensation are approved by its Board of Directors or the Compensation Committee of its Board of Directors. The following table summarizes the equity-based compensation recognized in the respective periods; that equity-based compensation is included in operating expenses, primarily in the line item “General and administrative” in Actua’s Consolidated Statements of Operations.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Equity-based compensation by expense line item on Actua’s Consolidated Statements of Operations:

(in thousands)	Year ended December 31,
	2015	2014	2013
Cost of revenue	$157	$76	$63
Sales and marketing	428	160	156
General and administrative	25,967	23,509	6,081
Research and development	482	144	111
Total equity-based compensation	$27,034	$23,889	$6,411

Equity-based compensation by equity award type:

(in thousands, except weighted average years)	Year ended December 31,			Weighted average years remaining of equity-based compensation as of December 31, 2015
	2015	2014	2013
Restricted stock	$22,811	$21,818	$2,958	2.04
SARs	398	792	2,377	0.97
DSUs	234	444	377	2.95
	23,443	23,054	5,712
Equity-based compensation for consolidated businesses	3,591	835	699	2.84
Total equity-based compensation	$27,034	$23,889	$6,411

Unrecognized equity-based compensation by equity award type:

(in thousands)	Year ended December 31,
	2015	2014	2013
Restricted stock	$18,946	$37,780	$7,526
SARs	125	519	1,338
DSUs	968	17	64
	20,039	38,316	8,928
Equity-based compensation for consolidated businesses	8,870	1,899	1,492
Total equity-based compensation	$28,909	$40,215	$10,420

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
Share activity with respect to restricted stock awards for the years ended December 31, 2015, 2014 and 2013 was as follows:

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	Number of shares	Weighted average grant date fair value
Issued and unvested as of December 31, 2012	1,217,463	$9.03
Granted	183,190	$13.35
Vested	(202,689)	$10.02
Forfeited	(12,893)	$10.55
Issued and unvested as of December 31, 2013	1,185,071	$9.52
Granted	3,239,948	$17.22
Vested	(299,703)	$11.76
Forfeited	(370,041)	$9.96
Issued and unvested as of December 31, 2014	3,755,275	$15.94
Granted	581,672	$15.48
Vested	(785,820)	$18.2
Forfeited	(70,299)	$17.35
Issued and unvested as of December 31, 2015	3,480,828	$15.82

The total aggregate fair value of restricted stock awards that vested and were converted to Actua's Common Stock during the years ended December 31, 2015, 2014 and 2013 was $12.8 million, $5.9 million and $2.6 million, for each year respectively. The following shares were surrendered by Actua's employees for satisfying withholding taxes:

Restricted stock surrendered
Year ended December 31, 2015	258,947
Year ended December 31, 2014	93,115
Year ended December 31, 2013	46,616
As of December 31, 2015, issued and unvested shares of restricted stock granted to Actua’s employees and Board of Directors vest as follows:

Number of shares unvested	Vesting conditions
1,702,366	Subject to certain market conditions, as discussed below
503,315	Subject to certain performance conditions, as discussed below
1,120,350	25% each year for four years on the anniversary of the grant date
15,406	One-third in each of September 2015, March 2016 and September 2016
49,391	June 2016 (granted to Actua's Board of Directors, see subsection below)
90,000	One-third in June 2016, 8% quarterly thereafter (granted to Actua's Board of Directors, see subsection below)
3,480,828

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Restricted Stock – Awards with Market Conditions
In recent years, Actua has issued restricted stock awards with market-based vesting conditions to its employees and certain employees of its consolidated businesses, the vesting of which is contingent upon specified price targets of Actua’s Common Stock. The equity-based compensation expense for awards with market-based vesting conditions is recorded based on the fair value of the awards, which is determined using a Monte Carlo simulation model at the time the award is granted. For the majority of the market-based awards that are outstanding as of December 31, 2015, the derived service period over which the expense is to be recognized is also determined by the Monte Carlo simulation model. In the event that the market-based conditions are not achieved and the related restricted stock awards are forfeited, equity-based compensation expense is not reversed; if an employee terminates service with Actua prior to completing the service period associated with the award, any compensation expense associated with the unvested award is reversed.
During 2011, a total of 366,666 shares of restricted stock with market-based conditions were granted to Actua’s Chief Executive Officer and Actua’s President. The market-based conditions were not achieved and the relevant shares of restricted stock lapsed unvested in early 2016.
In February 2014, a total of 1,277,500 shares of restricted stock with market-based conditions were granted to certain of Actua’s employees, including Actua’s executive officers, and certain executives of Actua’s consolidated businesses (the “2014 Management Market-Based Awards”). The vesting of those shares is contingent upon the 45-trading day volume-weighted average price per share (“VWAP”) of Actua’s Common Stock meeting or exceeding specified 45-trading day VWAP targets ($28.07, $30.16, $32.38, and $34.71) (the “2014 VWAP Targets”) on or before February 28, 2018, with 25% of the shares vesting upon achievement of each of the targets, provided that, if any of the VWAP targets is achieved prior to February 28, 2016, half of the applicable shares will vest on the date of achievement of the VWAP target, and the remaining half of the shares that would have vested upon achieving the VWAP target will instead vest on February 28, 2016. The unamortized equity-based compensation as of December 31, 2015 related to these market-based awards was $0.7 million all of which will be recognized in the first quarter of 2016. To the extent the 2014 Management Market-Based Awards VWAP targets are achieved prior to Actua’s recognition of the full amount of related equity-based compensation costs, any related unamortized equity-based compensation expense would be immediately recognized, provided that the respective service conditions have been met. In the event that any of the VWAP targets are not achieved, the relevant shares of restricted stock will lapse unvested.
In April 2014, 50,800 shares of restricted stock were granted to Actua’s non-management employees (the “2014 Employee Market-Based Awards”). The vesting of those shares is contingent upon the 45-trading day VWAP of Actua’s Common Stock meeting or exceeding the 2014 VWAP Targets on or before February 28, 2018. During the years ended December 31, 2015 and 2014, 12,000 and 600 shares were forfeited, respectively.
During the year ended December 31, 2015, 20,000 shares of restricted stock were granted to an executive of one of Actua’s consolidated businesses.  The vesting of those shares is contingent upon the 45-trading date VWAP of Actua’s Common Stock meeting or exceeding the 2014 VWAP Targets on or before February 28, 2018.
In aggregate, and inclusive of any amounts noted in the paragraphs of this subsection, compensation expense related to market-based awards was $9.3 million, $8.8 million and $0.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. Unamortized compensation expense of $0.8 million will be amortized in 2016.
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
During 2011, along with the 2011 Executive Market-Based Awards, a total of 366,666 shares of restricted stock were granted to Actua’s Chief Executive Officer and Actua’s President that would vest upon the achievement of specified financial targets (the “2011 Executive Performance-Based Awards”). During the three months ended March 31, 2014, in light of the sale of Procurian Inc. (“Procurian”) in 2013 and the resulting improbability of the achievement of the performance conditions that determined the vesting of the awards, both Actua’s Chief Executive Officer and Actua’s President elected to forfeit those shares of restricted stock. Actua reversed previously recorded equity compensation cost related to those awards in the amount of $1.5 million during the

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

year ended December 31, 2013, when those performance conditions became improbable of achievement. The compensation expense of $1.5 million was previously recorded in the year ended December 31, 2013, 2012 and 2011 of $0.4 million, $0.9 million and $0.2 million, respectively.
During the year ended December 31, 2013, in lieu of their right to receive 50% of their respective target bonus amounts under the Actua 2013 Performance Plan (the “2013 Performance Plan”) in cash, senior Actua employees, including each of Actua’s executive officers, were issued a total of 130,440 shares of restricted stock (the “2013 Performance Shares”) (determined based on the value of 50% of their respective individual target bonuses under the Performance Plan and the closing price of Actua’s common stock of $13.09 per share on March 1, 2013, the date of the restricted stock grant). If and to the extent that an individual’s achievement percentage under the Performance Plan: (1) was greater than or equal to 50%, all of that employee’s Performance Shares would have vested or (2) was greater than 0% but less than 50%, a portion of that employee’s Performance Shares equal to two times the achievement percentage would have vested. All of the 2013 Performance Shares vested during the first quarter of 2014.
During the year ended December 31, 2014, 244,506 shares of restricted stock were granted to two Actua employees based on the performance metrics of GovDelivery for the periods 2015 and 2014.  Those awards vested to the extent the performance metrics were achieved in each year with a maximum vesting of 100,247 shares in the first quarter of 2015 and a maximum vesting of 144,259 shares in the first quarter of 2016.  To the extent the performance metrics were not met, the restricted shares lapsed unvested. Based on the achievement of GovDelivery's 2014 performance metrics, 56,587 shares vested and 43,660 shares were forfeited during the year ended December 31, 2015. Based on the achievement of GovDelivery's 2015 performance metrics, 81,322 shares vested and 62,937 shares were forfeited in early 2016.
During the year ended December 31, 2014, in lieu of the right to receive up to 100% of their respective target bonus amounts under the Actua 2014 Performance Plan (the “2014 Performance Plan”) in cash, senior Actua employees, including Actua’s executive officers, were issued a total of 158,942 shares of restricted stock (determined based on the value of 100% of their respective individual target bonuses under the 2014 Performance Plan and the closing price of Actua’s Common Stock of $20.33 per share on February 28, 2014, the date of the restricted stock grant) (such shares, the “2014 Performance Shares”). If and to the extent that an employee’s achievement percentage under the 2014 Performance Plan was: (1) greater than or equal to 100%, all of the employee’s 2014 Performance Shares would have vested or (2) greater than 0% but less than 100%, a portion of that employee’s 2014 Performance Shares would have vested, as determined by the Compensation Committee of Actua’s Board of Directors, based on the quantitative and qualitative goals under the 2014 Performance Plan. All of the 2014 Performance Shares vested during the first quarter of 2015.
During the year ended December 31, 2015, in lieu of any right to receive up to 150% of their respective target bonus amounts under the Actua 2015 Performance Plan (the “2015 Performance Plan”) in cash, senior Actua employees, including each of Actua’s executive officers, were issued a total of 316,715 shares of restricted stock (determined based on the value of 150% of their respective individual target bonuses under the 2015 Performance Plan and the closing price of Actua’s Common Stock of $16.76 per share on February 27, 2015, the date of the restricted stock grant) (such shares, the “2015 Performance Shares”). If and to the extent that an individual’s achievement percentage under the 2015 Performance Plan was: (1) greater than or equal to 150%, all of that employee’s 2015 Performance Shares would have vested or (2) greater than 0% but less than 150%, a portion of that employee’s 2015 Performance Shares would have vested, as determined by the Compensation Committee of Actua’s Board of Directors, based on Actua’s quantitative and qualitative goals under the 2015 Performance Plan. Based on the acheivement under the 2015 Performance Plan, 175,248 shares vested in the first quarter of 2016 and the remaining shares lapsed unvested.
During the year ended December 31, 2015, certain executives of Actua’s consolidated businesses were issued a total of 42,341 shares of restricted stock, the vesting of which was contingent upon the achievement of specified performance targets at those respective businesses.  Based on the achievement of the applicable performance targets, 28,341 of these shares vested in the first quarter of 2016 and 14,000 of these shares were forfeited.
In aggregate, and inclusive of any amounts noted in the paragraphs of this subsection, compensation expense related to performance-based awards was $4.1 million, $4.9 million and $(1.1) million in the years ended December 31, 2015, 2014 and 2013, respectively. Unamortized compensation expense of $0.1 million will be amortized in 2016.
Restricted Stock – Awards with Service Conditions
Actua grants restricted stock awards to its employees, its Board of Directors and certain employees of its consolidated businesses that vest over a period of time of employee service. The equity-based compensation expense for those time-based awards is recorded based on the fair value of the awards, determined by the ending price of Actua’s Common Stock on the date of grant. In the event that an employee or board member terminates service with Actua (or its consolidated businesses) prior to the vesting of a time-based award, the related restricted stock awards are forfeited and equity-based compensation related to any forfeited award is reversed.  Compensation cost for awards with service conditions are recognized ratably over the vesting period of the award.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

During the year ended December 31, 2014, 37,500 shares of restricted stock were granted to Actua’s Board of Directors in accordance with Actua’s Amended and Restated Non-Management Director Compensation Plan (the “Director Plan”). Those shares vested during the year ended December 31, 2015. See “Non-Management Director Equity-Based Compensation” in this Note 12 for additional details regarding equity-based compensation awarded to Actua’s Board of Directors.
During the year ended December 31, 2014, 1,377,500 shares of restricted stock were granted to certain of Actua’s employees, including Actua’s executive officers, and certain executives of Actua’s consolidated businesses. Those awards vest each year on the anniversary of the grant for four years.  Accordingly, 344,375 shares of restricted stock vested during the year ended December 31, 2015. During the year ended December 31, 2014, 76,200 shares of restricted stock were granted to certain of Actua’s employees. Those awards vest in equal increments on February 28th of each year for four years. Of those shares, 18,825 vested during the year ended December 31, 2015. During the years ended December, 31 2015 and 2014, 13,500 and 900 shares were forfeited, respectively.
During the year ended December 31, 2015, 4,000 shares of restricted stock were granted to certain of Actua’s non-management employees.  Those awards vest in equal increments each year for four years on the anniversary of the grant date.
During the year ended December 31, 2015, 20,000 shares of restricted stock were granted to an executive of one of Actua’s consolidated businesses; the shares vest in equal increments each year for four years on the anniversary of the grant date.
During the year ended December 31, 2015, 20,000 shares of Actua’s Common Stock were awarded to certain executives of Actua’s consolidated businesses; those shares were not subject to any vesting requirements.  Actua recorded $0.3 million of expense during the year ended December 31, 2015 related to those awards; the expense is included in the line item “Restricted Stock” in the equity-based compensation by equity award type table above.
During the year ended December 31, 2015, 18,200 shares of restricted stock were granted to Actua’s non-management directors in accordance with Actua’s Second Amended and Restated Non-Management Director Compensation Plan (the “Amended Director Plan”).  Those awards vested in July 2015.  See “Non-Management Director Equity-Based Compensation” in this Note 12 for additional details regarding equity-based compensation awarded to Actua’s Board of Directors.
During the year ended December 31, 2015, an additional 140,416 shares of restricted stock were granted to Actua's non-management directors in accordance with the Amended Director Plan. During the year ended December 31, 2015, 511 shares were vested and 514 shares were forfeited. 79,391 shares vest in June 2016; the remaining 60,000 shares vest in increments from September 2016 through June 2018. See “Non-Management Director Equity-Based Compensation” in this Note 12 for additional details regarding equity-based compensation awarded to Actua’s Board of Directors.
There are various other restricted stock awards that were issued in previous years, which vest according to specified service criteria, and remain unvested as of December 31, 2015. Those awards include 15,406 shares of restricted stock granted to Actua’s employees during 2012 that vest ratably each March and September from March 2013 to November 2016. The remaining 24,250 shares of restricted stock vest on the various anniversaries of the grants through 2018.
In aggregate, and inclusive of any amounts noted in the paragraphs of this subsection, compensation expense related to time-based awards was $10.1 million, $9.4 million and $6.2 million in the years ended December 31, 2015, 2014 and 2013, respectively. Unamortized compensation expense of $18.9 million will be amortized $8.8 million in 2016, $8.3 million in 2017 and $ 1.7 million in 2018.
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

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Activity with respect to SARs during the years ended December 31, 2015, 2014 and 2013 was as follows:

	Number of SARs	Weighted average base price	Weighted average fair value
Outstanding as of December 31, 2012	4,338,250	$7.80	$4.56
Granted	2,500	$16.19	$9.83
Exercised (1)	(3,045,700)	$14.42	$8.64
Forfeited	(62,242)	$10.25	$5.51
Outstanding as of December 31, 2013	1,232,808	$8.86	$4.99
Granted	500	$17.31	$9.48
Exercised (1)	(679,606)	$7.35	$3.60
Forfeited	(5,220)	$10.14	$5.43
Outstanding as of December 31, 2014	548,482	$10.62	$5.79
Granted	1,500	$16.69	$8.99
Exercised (1)	(68,638)	$10.67	$5.79
Forfeited	(1,688)	$9.35	$4.95
Outstanding as of December 31, 2015	479,656	$10.64	$5.80
______________________________

(1)	The exercise of SARs listed above resulted in the issuance of the following shares of Actua’s Common Stock in those respective years:

Number of Shares
Year ended December 31, 2015	11,261
Year ended December 31, 2014	253,853
Year ended December 31, 2013	992,390
The following table summarizes information about SARs outstanding as of December 31, 2015:

Grant price	Number of SARs outstanding	Number of SARs exercisable	Weighted average remaining contractual life of SARs outstanding (in years)	Aggregate intrinsic value of SARs outstanding as of December 31, 2015 (in thousands)
$6.70 - $8.76	68,264	68,264	3.18	$238
$9.25 - $9.84	144,095	120,981	6.46	$317
$11.69 - $17.31	267,297	264,536	5.10	$—
	479,656	453,781		$555
As of December 31, 2015, 2014 and 2013, there were, 453,781 SARs, 445,238 SARs, and 966,045 SARs exercisable, respectively, at a weighted average base price of $10.67 per share, $10.72 per share, and $8.50 per share respectively, under the Plan. As of December 31, 2015, Actua expects an additional 25,875 SARs to vest in the future. The aggregate intrinsic value of the SARs outstanding as of December 31, 2015, 2014 and 2013 were $0.6 million, $4.3 million, and $0.0 million, respectively.
Stock Options
The fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model. Stock options generally vest ratably over four years: 25% vest on the first anniversary of the grant date, and the remaining 75% vest ratably each month over the subsequent 36 months.
There was no activity with respect to stock options during the years ended December 31, 2015 and 2014. During 2013, Actua received cash of less than $0.1 million related to 1,500 stock options that were exercised. There were 250 stock options outstanding as of years ended December 31, 2015, 2014 and 2013 at a weighted average exercise price of $4.30 and weighted average fair

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

value of $2.47. The aggregate intrinsic value of the stock options outstanding as of December 31, 2015, 2014 and 2013 were de minimis. The weighted average remaining contractual life of the stock options as of December 31, 2015 was 3.3 years.
SARs and Stock Options Fair Value Assumptions
Actua estimates the grant date fair value of SARs and stock options using the Black-Scholes option-pricing model, which requires the input of highly subjective assumptions. Those assumptions include estimating the expected life of the award and estimating volatility of Actua’s stock price over the expected term. Expected volatility approximates the historical volatility of Actua’s Common Stock over the period, commensurate with the expected term of the award. Due to insufficient historical data, Actua used the simplified method to determine the expected life of all SARs and stock options granted under its equity incentive plan from the inception of the plan in 2005 through December 31, 2013.  Actua also used the simplified method to calculate the expected term for the de minimis amount of SARs (500) granted during 2014. Actua believes that it now has sufficient historical data to calculate an expected term for SARs and stock options granted in the future. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for an instrument with a maturity that is commensurate with the expected term of the award. Changes in the above assumptions, the estimated forfeitures and/or the requisite service period can materially affect the amount of equity-based compensation recognized in Actua’s Consolidated Statements of Operations.

The following assumptions were used to determine the fair value of SARs granted to employees by Actua during the years ended December 31, 2015, 2014, and 2013:

	Year ended December 31,
	2015	2014	2013
Expected volatility	56%	56%	56%
Average expected life of SAR (in years)	6.13	6.25	6.25
Risk-free interest rate	1.51%	2.12%	1.86%
Dividend yield	—	—	—
Non-Management Director Equity-Based Compensation
Actua periodically issues DSUs and/or shares of restricted stock to its non-management directors in accordance with the Amended Director Plan. Each DSU represents a share of Common Stock into which that DSU will be converted upon the termination of the recipient’s service at Actua.
Share activity with respect to the annual DSU awards for the years ended December 31, 2015, 2014, and 2013 are as follows:

	Number of shares	Weighted average grant date fair value
Issued and unvested as of December 31, 2012	41,250	$8.40
Granted	29,250	$13.09
Vested	(41,250)	$8.40
Issued and unvested as of December 31, 2013	29,250	$13.09
Granted	22,500	$17.63
Vested	(29,250)	$13.09
Issued and unvested as of December 31, 2014	22,500	$17.63
Granted	90,000	$13.17
Vested	(22,500)	$17.63
Issued and unvested as of December 31, 2015	90,000	$13.17

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Share activity with respect to periodically-issued DSUs for the years ended December 31, 2015, 2014 and 2013 was as follows:

	Number of shares	Weighted average grant date fair value
Issued and unvested as of December 31, 2012	—	$—
Granted	30,540	$12.30
Vested	(30,540)	$12.30
Issued and unvested as of December 31, 2013	—	$—
Granted	18,790	$18.56
Vested	(18,790)	$18.56
Issued and unvested as of December 31, 2014	—	$—
Granted	—	$—
Vested	—	$—
Issued and unvested as of December 31, 2015	—	$—

Expense associated with the DSUs periodically issued in lieu of cash for the years ended December 31, 2015, 2014 and 2013 was $0.2 million, $0.4 million and $0.4 million, respectively.
Non-Management Director Equity-Based Compensation – The Director Plan
The Director Plan was effective through December 31, 2014. Under the Director Plan, non-management directors were entitled to an annual grant for which each such director could elect to receive restricted stock or DSUs. During the year ended December 31, 2014, 37,500 shares of restricted stock and 22,500 DSUs were granted to Actua’s non-management directors, both with a grant date fair value of $17.63, representing the directors’ annual award under the Director Plan. All of those shares of restricted stock and DSUs vested during the year ended December 31, 2015.
In 2014, each non-management director was also entitled to receive quarterly cash payments for his service on the Board of Directors and its committees, as applicable, under the Director Plan. Each director had the option to elect to receive DSUs in lieu of all or a portion of those cash fees. Each participating director received DSUs representing shares of Actua’s Common Stock with a fair market value equal to the relevant cash fees (with such fair market value determined by reference to the closing Common Stock price reported by NASDAQ on the date these cash fees otherwise would have been paid). DSUs received in lieu of cash fees were fully vested at the time they were granted and will be settled in shares of Actua’s Common Stock upon the termination of the recipient’s service at Actua. The expense for those DSUs was recorded when the fees to which the DSUs relate were earned and is included in the line item “General and administrative” on Actua’s Consolidated Statements of Operations for the year ended December 31, 2014 (but is not reflected in the summarized Equity-Based Compensation table above). During the year ended December 31, 2015, non-management directors received DSUs representing 4,469 shares of Actua's Common Stock in lieu of cash for services provided. During the year ended December 31, 2014, non-management directors received DSUs representing 18,790 shares of Actua’s Common Stock in lieu of cash for services provided.
Non-Management Director Equity-Based Compensation – The Amended Director Plan
Pursuant to the Amended Director Plan, the compensation of Actua’s non-management directors was modified as follows for 2015:  (1) the form of director retainer fee payments changed from quarterly cash payments to annual director restricted stock grants (with restricted stock with a six-month vesting period being granted in January 2015 and, thereafter, annual grants being made in connection with Actua’s annual meetings of stockholders), and (2) the number and frequency of non-management director service grant DSUs/shares of director restricted stock changed from 7,500 annually to 22,500 triennially (with 7,500 DSUs/shares of director restricted stock vesting on the one-year anniversary of the grant date, and the remaining 15,000 DSUs/shares of Director Restricted Stock vesting in equal quarterly installments over the following two years).  The annual grants of shares of director restricted stock that replaced the quarterly cash retainer fees are: (a) made at the board meeting immediately following the annual meeting of stockholders, (b) equal in value to the total amount of annual retainer fees that were previously payable for the year (based on the NASDAQ closing price of Actua’s Common Stock on the grant date), (c) vest on the one-year anniversary of the grant date, and (d) no longer subject to a director option to receive DSUs in lieu of the shares.
During the year ended December 31, 2015, 18,200 shares of restricted stock with a grant date fair value of $16.10 were granted to Actua’s non-management directors (as discussed previously in this Note 12) representing the director retainer fee for the first

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

half of 2015; those awards vested in July 2015. During the year ended December 31, 2015, 50,416 shares of restricted stock with a grant date fair value of $13.17 were granted to Actua’s non-management directors (as discussed previously in this Note 12) representing the director retainer fee for the period from the June 12, 2015 grant date through June 12, 2016; those awards vest in June 2016.
Also, during the year ended December 31, 2015, 90,000 shares of restricted stock and 90,000 DSUs (both with a grant date fair value of $13.17) were granted to Actua’s non-management directors representing the directors’ triennial service awards. As detailed above, 30,000 shares of restricted stock and 30,000 DSUs vest in June 2016, and the remaining 60,000 shares of restricted stock and 60,000 DSUs vest in equal quarterly installments beginning in September 2016 and ending in June 2018.
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

Consolidated business	Description of equity-based compensation award
GovDelivery - NuCivic acquisition (1)	Grant of $3.1 million in restricted stock
GovDelivery - Textizen acquisition (1)	Grant of $0.9 million in restricted stock
FolioDynamix (2)	Grant of stock options with total fair value of $5.1 million
______________________________
(1) In conjunction with the NuCivic and Textizen acquisition transactions, GovDelivery granted $3.1 million and $0.9 million, respectively, of restricted stock as partial consideration for the purchase. The expense associated with those awards is being recognized ratably over a four-year vesting period. That expense is included in the line item “Equity-based compensation for consolidated businesses” in the equity-based compensation by equity award type table above.
(2) In conjunction with Actua’s acquisition of FolioDynamix, stock options with a total fair value of $5.1 million were granted to certain of FolioDynamix’s employees. The majority of those stock options vest as follows: 25% vested in November 2015, and the remaining 75% vest ratably each month through November 2018. The remaining stock options vest upon the achievement of certain performance or market conditions, as well as service conditions; to the extent that the performance or market conditions are not achieved, those stock options will lapse unvested. The expense associated with those awards is being recognized over the relative vesting periods. That expense is included in the line item “Equity-based compensation for consolidated businesses” in the equity-based compensation by equity award type table above.
The following assumptions were used to determine the fair value of stock options granted by Actua's consolidated businesses to their employees during the year ended December 31, 2015. Due to insufficient historical data, Actua's consolidated businesses used the simplified method to determine the expected life of all stock options granted under the respective equity incentive plans.

Year ended December 31, 2015
Expected volatility	30% - 45%
Average expected life of SAR (in years)	5.84 - 6.25
Risk-free interest rate	1.42% - 1.86%
Dividend yield	—

13. Other Income (Loss), net
Other income (loss), net consists of the effect of transactions and other events relating to Actua’s ownership interests and its operations in general, and, for the years ended December 31, 2015, 2014 and 2013, is comprised of the following:

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(in thousands)	Year ended December 31,
	2015	2014	2013
Gain on fair value of prior equity interests	$—	$—	$—
Gain (loss) on sales/distributions of ownership interests	1,523	5,158	(4,032)
Realized gains on sales of marketable securities	10	269	23
Other	—	—	(93)
	1,533	5,427	(4,102)
Total other loss for consolidated businesses	159	(127)	(108)
Total other income (loss), net	$1,692	$5,300	$(4,210)

During the year ended December 31, 2015, Actua received a distribution from Anthem that resulted in proceeds of $1.0 million; Actua recorded a gain in that amount for the period. Also during the year ended December 31, 2015, Actua received a loan repayment from Acquirgy in the amount of $0.4 million and, since Actua had no remaining basis in Acquirgy, recorded a gain in that amount for the period. Both amounts are included in the line item “Other income (loss), net” in Actua’s Statements of Operations for the year ended December 31, 2015.

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
During the year ended December 31, 2014, Actua received a distribution related to the 2013 sale of WhiteFence, Inc. in the amount of $0.5 million; that amount was recorded as a gain and is included in the line item “Other income (loss), net” in Actua’s Statements of Operations for the year ended December 31, 2014.
During the year ended December 31, 2014, in conjunction with the final release of escrowed proceeds from the 2011 sale of StarCite, Inc., Actua received cash of $0.3 million and recorded a gain in that amount, which is included in the line item “Other income (loss), net” in Actua's Statements of Operations for the year ended December 31, 2014.

On October 18, 2013, Freeborders was sold to Symbio. Actua received an equity ownership interest in Symbio as consideration for this transaction.  Actua recorded a gain on that transaction of $0.3 million.
On October 28, 2013, substantially all of the assets of WhiteFence were sold to Allconnect.  Actua’s portion of the proceeds was $5.4 million of cash, $1.6 million of which was deferred for one year. Actua recorded a loss on that transaction of $4.3 million.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

14. Income Taxes
Total income tax (benefit) expense from continuing operations was allocated as follows:

(in thousands)	Year ended December 31,
	2015	2014	2013
Current taxes:
Federal taxes	$(144)	$(8,790)	$(17,711)
State taxes	23	93	140
Foreign taxes	219	330	—
Current taxes	$98	$(8,367)	$(17,571)
Deferred taxes:
Federal taxes	$(88)	$(1,319)	$—
State taxes	238	(3,181)	—
Foreign taxes	(19)	(64)	—
Deferred taxes	$131	$(4,564)	$—
Income tax (benefit) expense	$229	$(12,931)	$(17,571)

Actua Corporation, GovDelivery (beginning in 2010, following the December 31, 2009 merger), VelocityEHS (beginning March 30, 2012, the date of acquisition), and FolioDynamix (beginning November 3, 2014, the date of acquisition) file a consolidated federal income tax return. InvestorForce (through January 29, 2013, the date of disposition) and Procurian (through December 4, 2013, the date of disposition) were previously included in Actua’s consolidated federal income tax return.

Actua recorded $0.1 million consolidated current income tax expense in continuing operations for the year ended December 31, 2015 with a federal benefit offsetting state and foreign taxes and $0.4 million and $0.1 million for the years ended December 31, 2014 and 2013, respectively, related to state and foreign taxes. The current federal income tax benefit of $8.8 million and $17.7 million recognized in 2014 and 2013, respectively, is offset by $8.9 million and $17.6 million income tax expense in discontinued operations since there was a loss in continuing operations and income in discontinued operations in that same year. Additionally, Procurian recognized $1.3 million of current federal income tax expense in 2014, which is included in discontinued operations.

As of December 31, 2014, in light of VelocityEHS’s consistent recent history of profitability, current-year results and its estimates of projected future profitability, management believed that it was more likely than not that the benefit of the majority of its state net deferred tax assets would be realized and therefore a reduction of the valuation allowance against its state net deferred tax asset was appropriate. Accordingly the Company recognized a deferred tax benefit of $3.1 million related to the reduction of the valuation allowance in 2014.  Based on the Company's projections, the valuation allowance increased by $0.2 million. Realization of the remaining net deferred tax assets will depend on the generation of sufficient taxable income in the appropriate jurisdiction, the reversal of deferred tax liabilities, tax planning strategies and other factors prior to the expiration date of the carryforwards. A change in the estimates used to make this determination could require a reduction in deferred tax assets if they are no longer considered realizable. Additionally, Bolt recorded a foreign deferred tax asset of $0.1 million for the year ended December 31, 2014.  For the rest of the Company’s deferred income taxes, after evaluating all the positive and negative evidence, both historical and prospective, and determining it is not more likely than not to be realized; Actua maintained a full valuation allowance against those net deferred tax assets.
As a result of a change in ownership under Internal Revenue Code Section 382 that occurred in 2004, Actua’s net operating loss (“NOL”) carryforwards and capital loss carryforwards are subject to an annual limitation. The annual limitation on the utilization of these carryforwards is approximately $14.5 million. This annual limitation can be carried forward if it is not used. The limitation amount available for 2013 was $43.5 million, all of which was used in 2013 to offset the capital gains realized in 2013. The amount available for 2014 and 2015 was not used.  The total limitation amount available in future years for these carryforwards at December 31, 2015 was $145.2 million. These losses expire in varying amounts between 2018 and 2023.
Additionally, as of December 31, 2015, Actua consolidated group had $172.0 million of NOL carryforwards that are not subject to the Section 382 annual limitation. These net operating losses expire between 2018 and 2035. Of the $172.0 million of NOL carryforwards, approximately $25.7 million is attributable to excess deductions for equity compensation, the benefit of which will be recorded to additional paid-in capital when realized.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

GovDelivery joined in filing a consolidated federal income tax return with Actua beginning in 2010. At the time of acquisition, GovDelivery had approximately $2.8 million of NOL carryforwards. Actua’s acquisition of GovDelivery constituted a change in ownership under Internal Revenue Code Section 382. As a result, these NOL carryforwards are limited to approximately $1.0 million per year, plus any recognized built-in gains. As of December 31, 2015, all of these NOLs are available and included in the $172.0 million of NOLs that are not subject to the Internal Revenue Code Section 382 limitations noted above.
VelocityEHS joined in Actua’s consolidated federal tax return beginning on March 30, 2012 (when it was acquired). VelocityEHS had NOLs totaling approximately $50.9 million when it was acquired. These NOLs expire in varying amounts between 2019 and 2031. The acquisition of VelocityEHS constituted a change in ownership under Internal Revenue Code Section 382. The annual limitation on the utilization of VelocityEHS’s NOLs equals approximately $1.7 million plus recognized built-in gains. Approximately $50.9 million of NOLs are expected to be available as a result of this limitation, of which, $20.2 million is currently available and included in the $172.0 million of NOLs that are not subject to the Section 382 limitations noted above.
FolioDynamix joined in Actua’s consolidated federal tax return beginning on November 3, 2014 (when it was acquired). FolioDynamix had NOLs totaling approximately $36.5 million when it was acquired. These NOLs expire in varying amounts between 2027 and 2033. Approximately $8.9 million of these NOLs are subject to Internal Revenue Code Section 382 limitations from ownership changes FolioDynamix experienced prior to its acquisition by Actua.  The acquisition of FolioDynamix constituted a change in ownership under Internal Revenue Code Section 382. The annual limitation on the utilization of FolioDynamix’s NOLs equals approximately $6.0 million plus recognized built-in gains. All of these NOLs are expected to be available prior to their expiration, of which, $23.3 million is currently available and included in the $172.0 million of NOLs that are not subject to the Internal Revenue Code Section 382 limitations noted above.
The purchase price allocation for the acquisition of FolioDynamix identified approximately $46.6 million of non-goodwill intangible assets.  The associated deferred tax liability exceeded FolioDynamix’s other net deferred tax assets by approximately $1.6 million, which resulted in an increase to goodwill.  The Company released the valuation allowance on a portion of Actua’s consolidated federal NOLs that will be available to offset the federal portion of the future taxable income associated with this deferred tax liability.  The $1.3 million deferred federal tax benefit is recorded in continuing operations in Actua’s Consolidated Statements of Operations for the year ending December 31, 2014.  The remaining $0.3 million of deferred tax liability related to state taxes is recorded on Actua’s Consolidated Balance Sheets at December 31, 2014 and December 31, 2015.
The purchase price allocation for the acquisition of Textizen identified approximately $0.6 million of non-goodwill intangible assets. The associated deferred tax liability exceeded Textizen’s other net deferred tax assets by approximately $0.1 million, which resulted in an increase to goodwill. The Company released the valuation allowance on a portion of Actua’s consolidated federal and state NOLs that will be available to offset the future taxable income associated with this deferred tax liability. The $0.1 million deferred federal and state tax benefit is recorded in continuing operations in Actua’s Consolidated Statements of Operations for the year ending December 31, 2015.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Actua’s net deferred tax asset (liability) consists of the following:

(in thousands)	As of December 31,
	2015	2014
Deferred tax assets:
Net operating loss and capital loss carryforward - 382 limited	$57,158	$68,210
Net operating loss carryforward - not 382 limited	60,414	40,925
State net operating loss carryforward, net	2,844	3,114
Capital loss carryforward - not 382 limited	48,071	35,982
Company basis difference	20,150	17,978
Reserves and accruals	3,293	2,045
Equity-based compensation expense	16,105	8,926
AMT and other credits	81	81
Other, net	2,429	1,174
Total deferred tax assets	$210,545	$178,435
Valuation allowance	(187,757)	(151,389)
Total deferred tax assets, net of valuation allowance	$22,788	$27,046
Deferred tax liabilities:
Intangible assets	20,130	24,132
Total deferred tax liabilities	$20,130	$24,132
Total net deferred tax assets	$2,658	$2,914

The $0.3 million reduction in the net deferred tax asset from December 31, 2015 to December 31, 2014 differs from the $0.1 million of deferred tax expense recognized in 2015 due to the deferred tax benefit recognized as a result of the Textizen acquisition and the increase in Bolt’s deferred tax asset in 2015, which is not included in the table above.

Actua’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. Actua had no material accrual for interest or penalties on Actua’s Consolidated Balance Sheets at December 31, 2015, 2014 or 2013. Interest and penalty of $0.1 million is included in income tax expense included in discontinued operations for the year ended December 31, 2014.
Tax years 2011 and forward are subject to examination for federal tax purposes. Tax years 1998 through 2010 are subject to examination for federal tax purposes to the extent of net operating losses used in future years.
The effective tax rate differs from the federal statutory rate as follows:

	Year ended December 31,
	2015	2014	2013
Tax expense (benefit) at statutory rate	35.0%	35.0%	35.0%
Foreign and state taxes	(0.4)%	10.4%	(2.3)%
Non-deductible expenses and other	(15.5)%	(4.8)%	0.6%
Valuation allowance	(19.3)%	—%	—%
Effective tax rate	(0.2)%	40.6%	33.3%

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

15. Net Income (Loss) per Share
The calculations of net income (loss) per share were as follows:

(in thousands, except per share data)	Year ended December 31,
	2015	2014	2013
Basic and Diluted:
Income (loss) from continuing operations	$(96,080)	$(37,582)	$(25,669)
Income (loss) from discontinued operations	—	14,026	234,728
Net income (loss) attributable to Actua Corporation	$(96,080)	$(23,556)	$209,059

Basic and Diluted:
Income (loss) from continuing operations per share	$(2.59)	$(1.01)	$(0.70)
Income (loss) from discontinued operations per share	—	0.38	6.42
Net income (loss) attributable to Actua Corporation per share	$(2.59)	$(0.63)	$5.72
Shares used in computation of basis and diluted income (loss) per share	37,080	37,130	36,536

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following potentially dilutive securities were not included in the computation of diluted net loss per share, as their effect would have been anti-dilutive:

	Units (in thousands)	Weighted average price per share
Year ended December 31, 2015
SARs	480	$10.67
Restricted stock (1)	3,481	$—
DSUs	90	$—

Year ended December 31, 2014
SARs	548	$10.72
Restricted stock (1)	3,755	$—
DSUs	23	$—

Year ended December 31, 2013
SARs	28	$12.47
Restricted stock (1)	748	$8.22
DSUs	—	$—
______________________________
(1) Anti-dilutive securities include contingently issuable shares unvested as of December 31, 2015, 2014 and 2013 the vesting of which is based on performance conditions and market conditions that have not yet been achieved. See Note 12, “Equity-Based Compensation.”

16. Commitments and Contingencies
Actua and its consolidated subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the amount of the ultimate liability with respect to legal claims/actions will not materially affect the financial position, results of operations or cash flows of Actua or its consolidated businesses.
Actua and its consolidated businesses lease their facilities under operating lease agreements expiring 2016 through 2027. Future minimum lease payments as of December 31, 2015 under the leases are as follows:

(in thousands)	Minimum lease payments (1)
2016	$5,021
2017	$6,538
2018	$6,052
2019	$6,035
2020	$5,529
Thereafter	$38,048

(1)	Amounts disclosed above are offset by sublease income of $0.3 million for each of the years ended 2016 through 2020 and thereafter.

Rent expense under the non-cancellable operating leases was $3.6 million, $1.3 million and $2.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.
During 2008 and 2009, two carried interest plans (one in each year) were established, for which a carried interest of 15% is allocable to Actua’s management participants in each plan. Carried interest will be paid in connection with a liquidity event or income receipt at any of the businesses in which the carried interest plans hold interests, subject to an aggregate specified hurdle threshold and hold-back and claw-back criteria. Actua has deployed approximately $78 million to date with respect to these plans, including approximately $19.5 million in 2014 and $23.5 million in 2013; there were no cash deployments related to these plans in 2015. Actua’s ownership in Bolt acquired prior to 2015 is held in the 2009 carried interest plan, and the activities over the past few years relative to the 2009 carried interest plan primarily relate to cash deployment from Actua to achieve its objectives of increasing its ownership in, and supporting the cash needs of, Bolt. Beginning in 2015, any additional cash deployment to Bolt was not be included in the carried interest plans. Other than the stake in Bolt held by the 2009 carried interest plan, the assets held by the carried interest plans are immaterial to Actua. Actua does not expect a liquidity event or income receipt at any of the relevant

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

businesses that would trigger a payment under either of the carried interest plans to occur in the near future, and, accordingly, Actua has not recorded a liability with respect to these plans. Once a liquidity event or income receipt at any of the relevant businesses that would yield proceeds in excess of the calculated hurdle rate occurs, and a payment becomes probable and estimable, Actua would record the appropriate liability. Payments against that liability would occur thereafter subject to relevant hold-backs and claw-backs. As of December 31, 2015, the aggregate specified hurdle thresholds related to both carried interest plans had not been met.

17. Segment Information
The results of operations of our businesses are reported in two segments:  the “vertical cloud” reporting segment and the “vertical cloud (venture)” reporting segment.  The vertical cloud reporting segment reflects the aggregate financial results of Actua’s businesses: (1) that share the economic and other characteristics, (2) in which Actua’s management takes a very active role in providing strategic direction and operational support, and (3) towards which Actua devotes relatively large proportions of its personnel, financial capital and other resources.  As of the date of this Report, Actua owns majority controlling equity positions in (and therefore consolidates the financial results of) the four businesses in the vertical cloud segment: Bolt, FolioDynamix, GovDelivery and VelocityEHS.  The vertical cloud (venture) reporting segment includes businesses with many characteristics similar to those of the businesses in the vertical cloud segment, but in which Actua takes a less active role in terms of strategic direction and operational support, and, accordingly, towards which Actua devotes relatively small amounts of personnel, financial capital and other resources.
Approximately $6.3 million, $2.5 million and $2.5 million of Actua's consolidated revenue for the years ended December 31, 2015, 2014 and 2013, respectively, relates to sales generated outside of the United States, primarily in Europe and Canada. As of December 31, 2015 and December 31, 2014, Actua’s assets were located primarily in the United States.
The following summarizes selected information related to Actua’s segments for the year ended December 31, 2015, 2014 and 2013. The amounts presented as “Dispositions” in the following table represent businesses reported as discontinued operations and/or Actua’s share of businesses’ results that had been accounted for under the equity method of accounting but were disposed of. The "Dispositions" were previously a part of the vertical cloud segment. During the year ended December 31, 2014, Actua received a working capital adjustment of less than $0.1 million related to the sale of Procurian. That amount was recorded as a gain and is included in the line item “Income (loss) from discontinued operations, including gain on sale, net of tax” in the Consolidated Financial Statements year ended December 31, 2014. CIML was accounted for under the equity method of accounting until it ceased operations in September 2014. The gain related to the Procurian working capital adjustment reported as discontinued operations, as well as Actua’s share of CIML’s results (including the related intangible amortization recorded by Actua), which was removed from the vertical cloud (venture) segment, are included in “Dispositions” in the segment information table below for the relevant periods presented.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(in thousands)				Reconciling items
	Vertical cloud	Vertical cloud (Venture)	Total segment	Dispositions	Other (1)	Consolidated
Year ended December 31, 2015
Revenue	$133,421	$—	$133,421	$—	$—	$133,421
Net income (loss) attributable to Actua Corporation	$(68,538)	$—	$(68,538)	$—	$(27,542)	$(96,080)
Assets	$376,565	$16,617	$393,182	$—	$56,962	$450,144
Capital Expenditures	$(5,493)	$—	$(5,493)	$—	$(37)	$(5,530)
Year ended December 31, 2014
Revenue	$84,837	$—	$84,837	$—	$—	$84,837
Net income (loss) attributable to Actua Corporation	$(19,669)	$(776)	$(20,445)	$14,026	$(17,137)	$(23,556)
Assets	$417,877	$16,117	$433,994	$2,998	$91,920	$528,912
Capital Expenditures	$(3,334)	$—	$(3,334)	$—	$(343)	$(3,677)
Year ended December 31, 2013
Revenue	$58,772	$429	$59,201	$—	$—	$59,201
Net income (loss) attributable to Actua Corporation	$(18,026)	$(2,320)	$(20,346)	$230,773	$(1,368)	$209,059
Assets	$179,801	$15,879	$195,680	$—	$334,038	$529,718
Capital Expenditures	$(1,183)	$(26)	$(1,209)	$—	$(34)	$(1,243)
______________________________

(1)	The following table reflects the components of Net income (loss) attributable to Actua Corporation included within the "Other" category:

(in thousands)	Year ended December 31,
Selected Data:	2015	2014	2013
General and administrative	$(33,521)	$(35,082)	$(19,132)
Impairment related and other	85	(1,114)	(2,953)
Other income (loss), net (refer to Note 13)	1,532	5,427	(4,102)
Interest income	97	434	171
Income tax benefit (expense)	—	8,934	17,630
Net loss attributable to the noncontrolling interest	4,265	4,264	7,018
Net income (loss)	$(27,542)	$(17,137)	$(1,368)

18. Related Parties
Actua provides strategic and operational support to companies in which it holds convertible debt and equity ownership interests in the normal course of its business. Actua’s employees generally provide these services. The costs related to employees are paid by Actua and are reflected in general and administrative expenses. Historically during 2014 and 2013, non-management members of Actua’s Board of Directors were compensated with cash and equity grants of Actua Common Stock accounted for in accordance with guidance for equity-based payment compensation. During 2015, non-management members of Actua’s Board of Directors were compensated with only equity grants of Actua Common Stock.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

19. Selected Quarterly Financial Information (Unaudited)

The following table sets forth selected quarterly consolidated financial information for the years ended December 31, 2015 and 2014. The operating results for any given quarter are not necessarily indicative of results for any future period.

(in thousands, except per share data)	2015 Quarter Ended				2014 Quarter Ended
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
Revenue	$35,153	$34,140	$33,536	$30,592	$26,624	$20,762	$19,029	$18,422
Operating expenses
Cost of Revenue	10,087	9,627	9,783	9,732	8,091	5,911	5,519	4,899
Sales and marketing	12,070	12,945	12,163	11,236	10,876	10,718	9,585	8,531
General and administrative	16,015	14,440	15,966	15,436	15,009	13,798	12,915	10,009
Research and development	7,090	7,612	7,373	7,093	4,648	3,960	3,547	3,253
Amortization of intangibles assets	3,801	3,728	3,706	4,016	3,569	2,369	2,293	2,301
Impairment related and other	39,978	424	490	346	95	256	836	—
Total operating expenses	89,041	48,776	49,481	47,859	42,288	37,012	34,695	28,993
Operating income (loss)	(53,888)	(14,636)	(15,945)	(17,267)	(15,664)	(16,250)	(15,666)	(10,571)
Other income (loss), net	204	52	(101)	1,537	4,280	83	637	300
Interest income	43	34	35	19	71	160	146	86
Interest expense	(99)	(36)	(31)	(37)	(13)	(9)	(1,080)	(511)
Income (loss) before income taxes, equity loss and noncontrolling interest	(53,740)	(14,586)	(16,042)	(15,748)	(11,326)	(16,016)	(15,963)	(10,696)
Income tax (expense) benefit	(4)	(47)	(1)	(177)	10,556	1,870	599	(94)
Equity income (loss)	—	—	—	—	—	(144)	(320)	(312)
Income (loss) from continuing operations	(53,744)	(14,633)	(16,043)	(15,925)	(770)	(14,290)	(15,684)	(11,102)
Income (loss) from discontinued operations, including gain on sale, net of tax	—	—	—	—	10,237	2,426	1,315	48
Net income (loss)	(53,744)	(14,633)	(16,043)	(15,925)	9,467	(11,864)	(14,369)	(11,054)
Less: Net income (loss) attributable to the noncontrolling interest	(1,593)	(751)	(761)	(1,160)	(701)	(1,184)	(1,475)	(904)
Net income (loss) attributable to Actua Corporation	$(52,151)	$(13,882)	$(15,282)	$(14,765)	$10,168	$(10,680)	$(12,894)	$(10,150)

Amounts attributable to Actua Corporation:
Net income (loss) from continuing operations	$(52,151)	$(13,882)	$(15,282)	$(14,765)	$(69)	$(13,106)	$(14,209)	$(10,198)
Net income (loss) from discontinued operations	—	—	—	—	10,237	2,426	1,315	48
Net income (loss)	$(52,151)	$(13,882)	$(15,282)	$(14,765)	$10,168	$(10,680)	$(12,894)	$(10,150)

Basic and diluted income (loss) per share attributable to Actua Corporation(1):
Income (loss) from continuing operations	$(1.40)	$(0.37)	$(0.41)	$(0.40)	$—	$(0.35)	$(0.38)	$(0.27)
Income (loss) from discontinued operations	—	—	—	—	0.28	0.06	0.04	—
Net income (loss)	$(1.40)	$(0.37)	$(0.41)	$(0.40)	$0.28	$(0.29)	$(0.35)	$(0.27)

Shares used in computation of basic and diluted income (loss) per share (1)	37,190	37,146	37,123	36,842	36,780	37,335	37,313	37,096

(1) The sum of quarterly income (loss) per share differs from the full year amount due to changes in the number of shares outstanding during the year.

ITEM 9. Changes in Disagreements with Accountants on Accounting and Financial Disclosures

None.

ITEM 9A. Controls and Procedures
Disclosure Controls and Procedures
Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures.
We carried out an evaluation, under the supervision and with the participation our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered in this Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that due to material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2015.
In light of the material weaknesses in internal control over financial reporting, we engaged significant internal and external resources to perform supplemental procedures prior to filing this Annual Report on Form 10-K. These additional procedures have allowed us to conclude that, notwithstanding the material weaknesses in our internal control over financial reporting, the consolidated financial statements included in this report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed by and under the supervision of our Chief Executive Officer and Chief Financial Officer and effected by our management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles, (3) provide reasonable assurance that receipts and expenditures are being made only in accordance with authorizations of management and directors, and (4) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2015 using the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that material weaknesses in internal control over financial reporting existed as of December 31, 2015 as described below.

•	We did not maintain an effective control environment, specifically at Bolt Solutions, Inc. (Bolt), an operating subsidiary, based on the following:

a.	We did not ensure that there was periodic acknowledgment from employees of compliance with the code of conduct;

b.
We did not establish an appropriate organizational structure and assignment of authorities and responsibilities for the implementation and conduct of internal control over financial reporting at Bolt; and

c.	We did not establish mechanisms to hold individuals accountable for the conduct of internal control responsibilities and to implement corrective action as necessary.

•
We did not conduct effective monitoring activities in order to determine whether sufficient and appropriate internal control over financial reporting were implemented and operating effectively at Bolt.

•
We did not design process level controls effectively at Bolt related to the recognition and measurement of payroll and revenue significant accounts and over manual journal entries at Bolt. In addition, we did not operate effectively process level controls over the recognition and measurement of significant accounts at Bolt.

•	We did not perform an adequate risk assessment over Knowledge Management Innovations Ltd, an operating subsidiary, and did not establish internal controls over significant accounts at that subsidiary.

•
We did not maintain effective general information technology controls (GITCs) which restricted users’ access to application systems, databases and operating systems throughout the organization that are used for financial reporting purposes. Accordingly, we did not have appropriate segregation of duties and automated controls. In addition, we did not maintain effective GITCs over program change and system development.

The control deficiencies described above resulted in no misstatements in our consolidated financial statements as of and for the fiscal year ended December 31, 2015. However, these control deficiencies create a reasonable possibility that a material misstatement to our consolidated financial statements will not be prevented or detected on a timely basis, and therefore we concluded that the deficiencies represent material weaknesses in our internal control over financial reporting and our internal control over financial reporting is not effective as of December 31, 2015.
Our independent registered public accounting firm, KPMG LLP, has expressed an adverse report on the operating effectiveness of our internal control over financial reporting. KPMG LLP’s report appears on page 92 below.
Changes in Internal Control Over Financial Reporting
Other than the identification of the material weaknesses described above which originated in earlier periods, there have been no changes in internal control over financial reporting during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Remediation Plan
We are committed to remediating the material weaknesses in a timely fashion. We have begun the process of developing a remediation plan that will address the material weaknesses in internal control over financial reporting described above. Specifically, we intend to implement and monitor the following actions:

•
changing the organizational reporting structure at Bolt to ensure an appropriate level of authority, responsibility and accountability to implement, maintain and evaluate necessary internal control over financial reporting;

•
establishing general information technology controls to assign appropriate user access to the information technology operating systems, applications and databases as well as program change, maintenance and development controls;

•
performing a comprehensive review of internal control over financial reporting across the organization to ensure that all aspects of the COSO 2013 Framework are appropriately addressed at each of our operating subsidiaries;

•	developing a monitoring plan by the corporate office over the operating subsidiaries including increasing the level of involvement and oversight from the corporate office; and

•	providing additional training regarding evidence standards for documenting operating effectiveness of internal control over financial reporting.
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

ITEM 9B. Other Information

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Actua Corporation:

We have audited Actua Corporation's (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control ‑ Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Actua Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

•
An ineffective control environment and monitoring activities at Bolt Solutions, Inc., an operating subsidiary, including ineffective design of the controls over the code of conduct, ineffective assignment of authorities, responsibilities and mechanisms to hold individuals accountable for the conduct of internal control over financial reporting, and an ineffective process to monitor the design, implementation and operation of internal controls;

•	Ineffective design and/or operation of process level controls at Bolt related to significant accounts and manual journal entries;

•	Ineffective risk assessment process related to the failure to establish controls over the recognition and measurement of significant accounts at Knowledge Management Innovations Ltd.; and

•
Ineffective general information technology controls over user access, program change and system development which resulted in ineffective segregation of duties and automated controls throughout the organization.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Actua Corporation as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income (loss), changes in equity and cash flows for each of the years in the three-year period ended December 31, 2015. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2015 consolidated financial statements, and this report does not affect our report dated March 15, 2016, which expressed an unqualified opinion on those consolidated financial statements.
In our opinion, because of the effect of the aforementioned material weaknesses on the achievement of the objectives of the control criteria, Actua Corporation has not maintained effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
 /s/ KPMG LLP

Philadelphia, Pennsylvania
March 15, 2016

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

We incorporate by reference the information contained under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Executive Officers” and “Corporate Governance” in our Definitive Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed within 120 days after the end of the year covered by this Report pursuant to Regulation 14A under the Exchange Act.

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

ITEM 11. Executive Compensation

We incorporate by reference the information contained under the caption “Executive Compensation” in our Definitive Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed within 120 days after the end of the year covered by this Report pursuant to Regulation 14A under the Exchange Act.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We incorporate by reference the information contained under the caption “Security Ownership of Certain Beneficial Owners and Directors and Officers” in our Definitive Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed within 120 days after the end of the year covered by this Report pursuant to Regulation 14A under the Exchange Act.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

We incorporate by reference the information contained under the caption “Certain Relationships and Related Transactions” in our Definitive Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed within 120 days after the end of the year covered by this Report pursuant to Regulation 14A under the Exchange Act.

ITEM 14. Principal Accountant Fees and Services

We incorporate by reference the information contained under the caption “Ratification of Appointment of Independent Registered Public Accountant” in our Definitive Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed within 120 days after the end of the year covered by this Report pursuant to Regulation 14A under the Exchange Act.

PART IV

ITEM 15. Exhibits
1. Consolidated Financial Statements
The Consolidated Financial Statements and related Notes thereto as set forth under Item 8 of this Report are incorporated herein by reference.
2. Financial Statement Schedule

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Actua Corporation:
Under date of March 15, 2016, we reported on the consolidated balance sheets of Actua Corporation and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2015. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. The consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.
In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ KPMG LLP

Philadelphia, PA
March 15, 2016

ACTUA CORPORATION
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2015, 2014 and 2013

(in thousands)	Allowance for doubtful accounts
	December 31, 2015	December 31, 2014	December 31, 2013
Balance at beginning of year	$790	$200	$202
Charged to costs and expenses	1,008	689	56
Charged to other accounts	341	—	—
Write-offs	(1,221)	(99)	(58)
Balance at end of year	$918	$790	$200

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

10.1
Sixth Amended and Restated 2005 Omnibus Equity Compensation Plan of the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 4, 2014 (File No. 001-16249)).*

10.2
Company Second Amended and Restated Non-Management Director Compensation Plan (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed May 8, 2014 (File No. 001-16249)).*

10.3
Amended and Restated Director Deferred Stock Unit Program of the Company (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2010, filed June 24, 2011 (File No. 001-16249)).*

10.4.1	Actua 2014 Performance Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 4, 2014 (File No. 001-16249)).*

10.4.2	Form of Company Performance Plan Restricted Share Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed March 4, 2014 (File No. 001-16249)).

10.5.1	Actua 2015 Performance Plan (incorporated by reference to Exhibit 10.1 of Actua’s Current Report on Form 8-K, filed March 3, 2015 (File No. 001-16249)).*

10.5.2	Form of Performance Plan Restricted Share Agreement (incorporated by reference to Exhibit 10.2 of Actua’s Current Report on Form 8-K, filed March 3, 2015 (File No. 001-16249)).*

10.6
Form of Company Restricted Share Agreement Without Performance Acceleration (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2010, filed June 24, 2011 (File No. 001-16249)).*

10.7
Form of Company Annual Director Restricted Share Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed August 10, 2015 (File No. 001-16249)).*

10.8
Form of Triennial Director Restricted Share Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed August 10, 2015 (File No. 001-16249)).*

10.9
Form of Triennial Director Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed August 10, 2015 (File No. 001-16249)).*

10.1
Form of Company Stock Unit Award Agreement (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2010, filed June 24, 2011 (File No. 001-16249)).*

10.11
Form of Company Stock Appreciation Right Certificate (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2010, filed June 24, 2011 (File No. 001-16249)).*

10.12
Form of Company Non-Employee Director Stock Appreciation Right Certificate (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2010, filed June 24, 2011 (File No. 001-16249)).*

10.13.1
Employment Agreement, dated February 28, 2007, by and among Internet Capital Group Operations, Inc., the Company and Walter W. Buckley, III (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 5, 2007 (File No. 001-16249)).*

10.13.2
Amendment 2008-1 to the Employment Agreement, dated as of December 18, 2008, by and between Internet Capital Group Operations, Inc. and Walter W. Buckley, III (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed December 18, 2008 (File No. 001-16249)).*

10.13.3
Amendment 2010-1 to the Employment Agreement, dated as of June 18, 2010, by and between Internet Capital Group Operations, Inc. and Walter W. Buckley, III (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed June 24, 2010 (File No. 001-16249)).*

10.13.4
Amendment 2014-1 to the Employment Agreement, dated as of February 28, 2014, by and between Internet Capital Group Operations, Inc. and Walter W. Buckley, III (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed March 4, 2014 (File No. 001-16249)).*

10.14
Restricted Share Agreement dated as of October 4, 2011 by and among the Company, Internet Capital Group Operations, Inc. and Walter W. Buckley, III (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed November 8, 2011 (File No. 001-16249)).*

10.15
Letter Agreement, dated December 16, 2014, by and between the Company and R. Kirk Morgan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 18, 2014 (File No. 001-16249)).*

10.16.1
Employment Agreement, dated April 18, 2007, by and between the Company and Douglas A. Alexander (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 18, 2007 (File No. 001-16249)).*

10.16.2
Amendment 2008-1 to the Employment Agreement, dated as of December 18, 2008, by and between Internet Capital Group Operations, Inc. and Douglas A. Alexander (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed December 18, 2008 (File No. 001-16249)).*

10.16.3
Amendment 2010-1 to the Employment Agreement, dated as of June 18, 2010, by and between Internet Capital Group Operations, Inc. and Douglas A. Alexander (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed June 24, 2010 (File No. 001-16249)).*

10.16.4
Amendment 2014-1 to the Employment Agreement, dated as of February 28, 2014, by and between Internet Capital Group Operations, Inc. and Douglas A. Alexander (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed March 4, 2014 (File No. 001-16249)).*

10.17
Restricted Share Agreement dated as of October 4, 2011 by and among the Company, Internet Capital Group Operations, Inc. and Douglas Alexander (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed November 8, 2011 (File No. 001-16249)).*

10.18	Form of Executive Restricted Share Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed March 4, 2014 (File No. 001-16249)).*

10.19
Form of Employee Restricted Share Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report in Form 10-Q for the quarter ended June 30, 2014, filed May 8, 2014 (File No. 001-16249)).*

10.2	Form of Restrictive Covenant Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed July 28, 2005 (File No. 001-16249)).*

10.21
Form of Agreement of Limited Partnership for the Company’s Carried Interest Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current report on Form 8-K, filed December 13, 2007 (File No. 001-16249)).*

10.22	Form of Limited Partnership Interest Grant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed December 13, 2007 (File No. 001-16249)).*

10.23
Company Compensation Clawback Policy (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2010, filed June 24, 2011 (File No. 001-16249)).*

10.24
Agreement and Plan of Merger, dated as of October 2, 2013, by and among Procurian, Actua, Internet Capital Group Operations, Inc. (as Stakeholder Representative), Accenture Sub Inc. and Peregrine Merger Sub, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed October 3, 2013 (File No. 001-16249)).

10.25
Executive Lease Agreement, dated as of July 26, 2012, by and among Channel Intelligence, Inc., CIML, LLC, Internet Capital Group Operations, Inc., Actua Corporation and Douglas Alexander (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 26, 2012 (File No. 001-16249)).

10.26
Amended and Restated CIML, LLC 2012 Profits Interest Plan, effective as of September 19, 2012 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed November 9, 2012 (File No. 001-16249)).

10.27
CIML, LLC 2012 Profits Interest Plan Restricted Unit Award Agreement, dated as of July 26, 2012, between CIML, LLC and Douglas Alexander (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed July 26, 2012 (File No. 001-16249)).

11.1
Statement Regarding Computation of Per Share Earnings (included herein at Note 2-“Significant Accounting Policies” in the subsection "Net Income (Loss) per Share" to the Consolidated Financial Statements and Note 15-"Net Income (Loss) per Share" to the Consolidated Financial Statements)

14.1	Company Corporate Code of Conduct (incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K, filed September 3, 2014 (File No. 001-16249)).

21.1	Subsidiaries of Actua Corporation.**

23.1	Consent of KPMG LLP .**

31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.**

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

101
The following financial information formatted in eXtensible Business Reporting Language (XBRL) from the Company's Annual Report on Form 10-K for the year ended December 31, 2015, filed March 15, 2016: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.**

*	Management contract or compensatory plan or arrangement.
**	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Actua Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 15, 2016	ACTUA CORPORATION

		By:	/s/ R. KIRK MORGAN
		Name:	R. Kirk Morgan
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated, and on the date set forth above.

	Signatures		Title

	/s/ WALTER W. BUCKLEY, III		Chief Executive Officer and Chairman of the Board of Directors
	Walter W. Buckley, III		(Principal Executive Officer)

	/s/ R. KIRK MORGAN		Chief Financial Officer
	R. Kirk Morgan		(Principal Financial and Accounting Officer)

	/s/ DAVID J. ADELMAN		Director
David J. Adelman

	/s/ DAVID J. BERKMAN		Director
David J. Berkman

	/s/ THOMAS A. DECKER		Director
Thomas A. Decker

	/s/ DAVID K. DOWNES		Director
David K. Downes

	/s/ THOMAS P. GERRITY		Director
Thomas P. Gerrity

	/s/ MICHAEL J. HAGAN		Director
Michael J. Hagan

	/s/ PETER K. MILLER		Director
Peter K. Miller

	/s/ PHILIP J. RINGO		Director
Philip J. Ringo