Form 10-Q
period 2016-03-31
Actua Corp
filed 2016-05-09
CIK 1085621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2016.
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The number of shares of the Company’s Common Stock, $0.001 par value per share, outstanding as of May 2, 2016 was 39,459,062 shares.

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

Item 1. Financial Statements
ACTUA CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2016	December 31, 2015
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$53,292	$76,313
Restricted cash	2,354	2,206
Accounts receivables, net of allowance ($1,337-2016; $918-2015)	28,310	19,902
Prepaid expenses and other current assets	4,761	4,876
Total current assets	88,717	103,297
Fixed assets, net of accumulated depreciation and amortization ($18,416-2016; $17,537-2015)	11,225	8,781
Goodwill	226,034	226,034
Intangible assets, net	87,444	89,395
Cost method businesses	18,646	18,146
Deferred tax asset	2,905	2,900
Other assets, net	1,686	1,591
Total assets	$436,657	$450,144
LIABILITIES
Current liabilities
Short-term debt	$5,390	$1,320
Accounts payable	10,002	11,301
Accrued expenses	12,337	10,979
Accrued compensation and benefits	6,757	12,251
Deferred revenue	46,977	40,282
Total current liabilities	81,463	76,133
Deferred tax liability	266	266
Deferred revenue	1,356	2,038
Other liabilities	6,801	3,230
Total liabilities	89,886	81,667
Redeemable noncontrolling interests (Note 4, Consolidated Businesses)	5,823	10,506
EQUITY
Actua Corporation’s stockholders’ equity
Preferred stock, $0.01 par value; 10,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value; 2,000,000 shares authorized, 46,417 shares (2016) and 46,763 shares (2015) issued	47	47
Treasury stock, at cost 6,458 shares (2016) and 5,988 shares (2015)	(59,827)	(55,509)
Additional paid-in capital	3,566,329	3,563,848
Accumulated deficit	(3,179,652)	(3,165,321)
Accumulated other comprehensive income	(34)	40
Total Actua Corporation’s stockholders’ equity	326,863	343,105
Noncontrolling interests	14,085	14,866
Total equity	340,948	357,971
Total liabilities, redeemable noncontrolling interest and equity	$436,657	$450,144

See accompanying notes to consolidated financial statements.

ACTUA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share data)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue	$34,610	$30,592
Operating expenses
Cost of revenue	10,192	9,732
Sales and marketing	13,159	11,236
General and administrative	14,496	15,436
Research and development	7,550	7,093
Amortization of intangibles assets	4,064	4,016
Impairment related and other	231	346
Total operating expenses	49,692	47,859
Operating loss	(15,082)	(17,267)
Other (loss) income, net	(156)	1,537
Interest income	48	19
Interest expense	(46)	(37)
Loss before income taxes and noncontrolling interest	(15,236)	(15,748)
Income tax expense	(147)	(177)
Net loss	(15,383)	(15,925)
Less: Net loss attributable to the noncontrolling interest	(1,052)	(1,160)
Net loss attributable to Actua Corporation	$(14,331)	$(14,765)

Basic and diluted net loss per share attributable to Actua Corporation:	$(0.38)	$(0.40)

Shares used in computation of basic and diluted loss per share	37,293	36,842

Net loss	$(15,383)	$(15,925)
Other comprehensive loss:
Foreign currency translation adjustment	(74)	—
Comprehensive loss	(15,457)	(15,925)
Less: Comprehensive loss attributable to the noncontrolling interest	(1,052)	(1,160)
Comprehensive loss attributable to Actua Corporation	$(14,405)	$(14,765)
See accompanying notes to consolidated financial statements.

ACTUA CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)
(unaudited)

	Actua Corporation Stockholders’ Equity
					Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (“AOCI”)	Non- controlling Interest	Total
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance as of December 31, 2014	46,405	$46	(5,892)	$(53,807)	$3,553,430	$(3,069,241)	$40	$18,288	$448,756
Equity-based compensation expense related to stock appreciation rights (“SARs”) and stock options	—	—	—	—	147	—	—	—	147
Equity-based compensation related to deferred stock units (“DSUs”)	—	—	—	—	17	—	—	—	17
Equity-based compensation related to restricted stock (“RS”)	—	—	—	—	6,655	—	—	—	6,655
Issuance of DSUs	5	—	—	—	82	—	—	—	82
Issuance of RS, net of forfeitures primarily related to satisfying tax withholdings	198	—	—	—	(3,480)	—	—	—	(3,480)
Exercise of SARs and stock options, net of forfeitures related to satisfying tax withholdings	2	—	—	—	(9)	—	—	—	(9)
Impact of redeemable noncontrolling interest accretion	—	—	—	—	(1,303)	—	—	—	(1,303)
Impact of subsidiary equity transactions	—	—	—	—	618	—	—	8	626
Repurchase of common stock	—	—	(96)	(1,702)	—	—	—	—	(1,702)
Net loss	—	—	—	—	—	(14,765)	—	(1,092)	(15,857)
Balance as of March 31, 2015	46,610	$46	(5,988)	$(55,509)	$3,556,157	$(3,084,006)	$40	$17,204	$433,932

See accompanying notes to consolidated financial statements.

ACTUA CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)
(unaudited)

	Actua Corporation Stockholders’ Equity
					Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (“AOCI”)	Non-controlling Interest	Total
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance as of December 31, 2015	46,763	$47	(5,988)	$(55,509)	$3,563,848	$(3,165,321)	$40	$14,866	$357,971
Equity-based compensation expense related to stock appreciation rights (“SARs”) and stock options	—	—	—	—	58	—	—	—	58
Equity-based compensation related to deferred stock units (“DSUs”)	—	—	—	—	99	—	—	—	99
Equity-based compensation related to restricted stock (“RS”)	—	—	—	—	3,925	—	—	—	3,925
Issuance of RS, net of forfeitures primarily related to satisfying tax withholdings	(346)	—	—	—	(1,529)	—	—	—	(1,529)
Impact of redeemable noncontrolling interest accretion	—	—	—	—	(564)	—	—	—	(564)
Impact of subsidiary equity transactions	—	—	—	—	492	—	(74)	202	620
Repurchase of common stock	—	—	(470)	(4,318)	—	—	—	—	(4,318)
Net loss	—	—	—	—	—	(14,331)	—	(983)	(15,314)
Balance as of March 31, 2016	46,417	$47	(6,458)	$(59,827)	$3,566,329	$(3,179,652)	$(34)	$14,085	$340,948

See accompanying notes to consolidated financial statements.

ACTUA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2016	2015
OPERATING ACTIVITIES
Net loss	$(15,383)	$(15,925)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	4,942	5,240
Equity-based compensation	5,043	7,222
Impairment related and other	215	—
Other loss (income), net	156	(1,537)
Deferred tax asset	(5)	(13)
Contingent consideration	16	172
Changes in operating assets and liabilities - net of acquisitions:
Accounts receivable, net	(8,659)	(662)
Prepaid expenses and other assets	19	(636)
Accounts payable	(2,452)	(551)
Accrued expenses	207	1,063
Accrued compensation and benefits	(5,658)	(2,030)
Deferred revenue	6,191	2,755
Other liabilities	2,204	496
Cash flows used in operating activities	(13,164)	(4,406)
INVESTING ACTIVITIES
Capital expenditures	(995)	(2,340)
Change in restricted cash	(148)	140
Proceeds from other distributions	46	1,415
Ownership acquisition, net of cash acquired	(2,168)	(1,257)
Cash flows used in investing activities	(3,265)	(2,042)
FINANCING ACTIVITIES
Acquisition of noncontrolling interest in subsidiary equity	(5,515)	(3,952)
Borrowings of short-term debt and note payable	4,674	820
Repayment of notes payable and capital lease obligations	(145)	(24)
Purchase of treasury stock	(4,048)	(1,704)
Tax withholdings related to equity-based awards	(1,529)	(3,494)
Other financing activities	—	65
Cash flows used in financing activities	(6,563)	(8,289)
Effect of exchange rate on cash flows and cash equivalents	(29)	(117)
Net decrease in cash and cash equivalents	(23,021)	(14,854)
Cash and cash equivalents at beginning of period	76,313	103,134
Cash and cash equivalents at end of period	$53,292	$88,280

See accompanying notes to consolidated financial statements.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. The Company
Description of the Company
Actua Corporation (together with its subsidiaries, “Actua”), which was formed on March 4, 1996, is a multi-vertical cloud technology company with offerings that it believes create unique and compelling value for its customers and provide transformative efficiency to vertical markets worldwide. As of March 31, 2016, Actua owned four businesses, each of which addresses the needs of a specific vertical market or industry: Bolt Solutions, Inc. (“Bolt”), Folio Dynamics Holdings, Inc. (“FolioDynamix”), GovDelivery Holdings, Inc. (“GovDelivery”), and VelocityEHS Holdings, Inc. (formerly MSDSonline Holdings, Inc.) (“VelocityEHS”). Please refer to Item 1, “Business” in Actua’s Annual Report on Form 10-K for the year ended December 31, 2015 for a more detailed description of Actua and its businesses.
Basis of Presentation
The Consolidated Financial Statements contained herein (the “Consolidated Financial Statements”) include the accounts of Actua Corporation and its wholly-owned subsidiaries and majority-owned subsidiaries. Actua’s Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2016 and March 31, 2015 and Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015 include the financial position and results of Actua’s majority-owned subsidiaries, (1) Bolt, (2) FolioDynamix, (3) GovDelivery and (4) VelocityEHS.
2. Significant Accounting Policies
Principles of Accounting for Ownership Interests
The various interests that Actua acquires in its businesses are accounted for under one of three methods: the consolidation method, the equity method and the cost method. The applicable accounting method is generally determined based on Actua’s voting interest in a company.
Consolidation Method
Businesses in which (1) Actua directly or indirectly owns more than 50% of the outstanding voting securities and (2) other stockholders do not possess the right to affect significant management decisions are generally accounted for under the consolidation method of accounting. Participation of other stockholders in the net assets and in the earnings or losses of a consolidated subsidiary is reflected in the line items “Noncontrolling interests” in Actua’s Consolidated Balance Sheets and “Net loss attributable to the noncontrolling interest” in Actua’s Consolidated Statements of Operations. Noncontrolling interest adjusts Actua’s consolidated results of operations to reflect only Actua’s share of the earnings or losses of the consolidated subsidiary.
Any changes in Actua’s ownership interest in a consolidated subsidiary, whether through additional equity issuances (whether to Actua or otherwise) by the consolidated subsidiary or through Actua acquiring equity interests from existing shareholders, following which Actua maintains control, is recognized as an equity transaction, with appropriate adjustments to both Actua’s additional paid-in capital and the corresponding noncontrolling interests. The difference between the carrying amount of Actua’s ownership interest in the company and the underlying net book value of the company after the issuance of stock by the company is reflected as an equity transaction in Actua’s Consolidated Statements of Changes in Equity.
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
Equity Method
Actua did not own any equity method businesses during the first quarter of 2016 or during the year ended December 31, 2015. Businesses that are not consolidated, but over which Actua exercises significant influence, are accounted for under the equity method of accounting. The determination as to whether or not Actua exercises significant influence with respect to a company depends on an evaluation of several factors, including, among others, representation on the company’s board of directors ("BODs")

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

and equity ownership level, which is generally between a 20% and a 50% interest in the voting securities of an equity method business, as well as voting rights associated with Actua’s holdings in common stock, preferred stock and other convertible instruments in that company.
Cost Method
Businesses not accounted for under either the consolidation method or equity method of accounting are accounted for under the cost method of accounting and are referred to in Note 5, “Cost Method Businesses.” Actua’s share of the earnings and/or losses of cost method businesses is not included in Actua’s Consolidated Statement of Operations. However, impairment charges related to cost method businesses are recognized in Actua’s Consolidated Statements of Operations. If circumstances suggest that the value of a cost method business with respect to which an impairment charge has been made has subsequently recovered, that recovery is not recorded. The carrying values of Actua’s cost method businesses are reflected in the line item “Cost method businesses” in Actua’s Consolidated Balance Sheets.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. The estimates, which include evaluation of Actua’s debt and equity holdings in businesses, asset impairment, revenue recognition, income taxes, and commitments and contingencies are based on management’s best judgments. Management evaluates its estimates and underlying assumptions on an ongoing basis using historical experience and other factors, such as the current economic environment, that management believes to be reasonable under the circumstances and adjusts its estimates and assumptions when facts and circumstances dictate that it is necessary or appropriate to do so. It is reasonably possible that Actua’s accounting estimates with respect to the ultimate recoverability of Actua’s ownership interests in convertible debt, equity holdings, goodwill, and the useful lives of intangible assets could change in the near term and that the effect of such changes on Actua’s consolidated financial statements could be material. As of March 31, 2016, management believes the recorded amounts of goodwill, intangible assets and cost method businesses were not impaired. Actua determined that, as of December 31, 2015, goodwill associated with the FolioDynamix reporting unit was partially impaired and recognized a loss of $39.7 million for the period. Please refer to Note 3, “Goodwill and Intangible Assets.”
Cash and Cash Equivalents
Actua considers all highly liquid instruments with an original maturity of approximately three months at the time of purchase to be cash equivalents. Cash and cash equivalents at March 31, 2016 and December 31, 2015 were invested principally in money market accounts.
Restricted Cash
Actua considers cash that is legally restricted and cash that is held as a compensative balance for both operating leases and trust accounts, maintained and operated in conjunction with Actua’s insurance business, as restricted cash. Actua had long-term restricted cash of $0.4 million as of March 31, 2016 and December 31, 2015, which is included in “Other assets, net” in Actua’s Consolidated Balance Sheets.
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

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

Actua estimates the fair value of its reporting units using “Level 2” and “Level 3” inputs, as described in Note 6, “Fair Value Measurements.” Significant judgments and estimates are made to estimate the fair value of Actua’s reporting units, such as projected future earnings, applicable discount rates, the selection of peer earnings multiples and the relative weighting of different fair value indicators. Actua determines market multiples from comparable publicly-traded companies and applies those approximate multiples to the revenues of the reporting units, which are then compared to the respective carrying values of the reporting units.
Refer to Note 3, “Goodwill and Intangible Assets,” and Note 6, “Fair Value Measurements,” for further details, including sensitivity analysis of the fair value calculation related to Actua’s December 31, 2015 annual impairment evaluation.
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
Cost Method Businesses
Actua evaluates its carrying value in cost method businesses continuously to determine whether an other-than-temporary decline in the fair value of any such business exists and should be recognized. In order to make that determination, Actua considers each such business’ achievement of its business plan objectives and milestones, the fair value of its ownership interest in each such business (which, in the case of any company listed on a public stock exchange, is the quoted stock price of the relevant ownership interest), the financial condition and prospects of each such business, and other relevant factors. The business plan objectives and milestones Actua considers include, among others, those related to financial performance, such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature, such as obtaining key business partnerships or the hiring of key employees. Impairment charges are determined by comparing Actua’s carrying value of a business with the business’ estimated fair value. Fair value is determined by using a combination of estimating the cash flows related to the relevant business, including estimated proceeds on disposition, and an analysis of market price multiples of companies engaged in lines of business similar to the business being evaluated. Actua concluded that the carrying values of its cost method businesses were not impaired as of March 31, 2016 and December 31, 2015.
Financial Instruments
Cash and cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates fair value due to the short-term maturity of these instruments. Marketable securities are carried at fair value.
Deferred Revenue
Deferred revenue consists primarily of payments received in advance of revenue being earned under the relevant customer agreements.
Contract Acquisition Costs
Commission expenses associated with the negotiation of a contract are charged to expense as incurred.
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

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

For Bolt’s professional services or other deliverables that are determined to have standalone value, Bolt allocates the total revenue to be earned under the arrangement among the various elements based on a selling price hierarchy using the relative selling price method. The selling price for a deliverable is based on the best estimated selling price (“ESP”), as neither vendor specific objective evidence (“VSOE”) nor third-party evidence (“TPE”) is available. VSOE of selling price is based on the normal pricing and discounting practices for those products and services when sold separately. TPE of selling price is determined by evaluating largely similar and interchangeable competitor products or services in standalone sales to similarly situated customers. ESP is established by considering factors such as margin objectives, market conditions and competition.  ESP represents the price at which the company would transact for the deliverable if it were sold by the company regularly on a standalone basis.
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
Certain revenues earned by FolioDynamix for advisory services require judgment to determine whether revenue should be recorded on a gross basis (that is, with FolioDynamix as a principal) or net of related costs (that is, with FolioDynamix as an agent). In general, these revenues are recognized on a net basis if FolioDynamix does not have control over selecting vendors and pricing, and when the FolioDynamix is acting as an agent of the supplier.  Revenues from professional services are deemed to not have standalone value and therefore are recognized ratably over the contract term.
FolioDynamix’s contracts are billed in annual, quarterly or monthly installments and are primarily non-cancellable.
GovDelivery
GovDelivery revenue consists primarily of software subscription revenue; however, GovDelivery has growing revenue from media advertising and delivery of professional services such as developing Drupal applications for government entities. The core business of subscription revenue consist of (1) nonrefundable setup fees and (2) cloud-based SaaS monthly subscription fees. As the setup fees do not have standalone value to a customer, they are combined with subscription fees and are recognized in revenue over the initial contract term. Costs related to performing setup services are expensed as incurred. GovDelivery has typically represented a significant portion of Actua’s historical deferred revenue balances. GovDelivery’s contracts are generally billed in annual, quarterly, or monthly installments and contain cancellation clauses by which the customer can cancel the contract with 30 days written notice. In instances of cancellation, the pro rata balance of the agreement would be refundable. Historically, GovDelivery has experienced very low levels of cancellations.

Media advertising revenue is generated through businesses promoting their products or services within the GovLoop online community, which can include a wide range of advertisements, such as banner ads and sponsored trainings held by GovLoop or online brochures. This revenue is recognized when the relevant work is performed and delivered.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

Professional services revenue for customized Drupal development and other consulting continues to be a growing piece of the business. Revenue is recognized based on a percentage of completion. Projects are reviewed for an estimated total effort required to deliver the contracted output which is compared against the performance completed to determine revenue for the reporting period.
VelocityEHS
VelocityEHS derives revenue from two sources (1) SaaS subscription fees and (2) professional services fees. The vast majority of VelocityEHS’ revenue is derived from subscription fees from customers accessing VelocityEHS’ database and web-based tools; such revenue is recognized ratably over the applicable contract term, beginning with the subscription start date. VelocityEHS also generates professional service fees from (a) customer training, (b) authoring of safety data sheets for customers, and (c) compiling of customers’ online libraries of safety data sheet documents and indexing those documents. Those professional services are generally determined to have standalone value, and the revenue derived from those fees is recognized on a proportional performance basis over the applicable project’s timeline.
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
Research and Development
Research and development costs are charged to expense as those costs are incurred.
Income Taxes
Income taxes are accounted for under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and net operating loss and capital loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the temporary differences and net operating loss and capital loss carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
Net Loss Per Share
Basic net loss per share (“EPS”) is computed using the weighted average number of common shares outstanding during a given period, exclusive of unvested restricted stock. Diluted EPS includes shares, unless anti-dilutive, that would be issued in connection with the exercise of stock options and conversion of other convertible securities and is adjusted, if applicable, for the effect on net loss of such transactions. See Note 12, “Net Loss per Share.”
Comprehensive Loss
Actua reports and displays comprehensive loss and its components in the Consolidated Statements of Operations and Comprehensive Loss. Comprehensive loss is the change in equity of a business enterprise during a period from non-owner sources. Actua’s sources of comprehensive loss are net loss and foreign currency translation adjustments. Reclassification adjustments result from the recognition of gains or losses in net loss that were included in comprehensive loss in prior periods.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

Supplemental Cash Flow Disclosures
Actua did not pay any interest or make any income tax payments during the three months ended March 31, 2016 and 2015. Non-cash fixed assets purchased but not paid during the three months ended March 31, 2016 and 2015 were in the amounts of $2.3 million and zero, respectively.
Reclassifications
Certain amounts in the prior year financial statements have been reclassified to conform to the current-year presentation. The impact of the reclassifications made to prior year amounts is not material and did not affect net loss.
Adjustments to Previously Reported Amounts / Immaterial Correction of an Error
During the second quarter of 2015, Actua revised previously reported amounts due to a change from recognizing noncontrolling interests related to FolioDynamix as a component of permanent equity to recognizing those interests as a component of temporary equity in redeemable noncontrolling interests.  In accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, management evaluated the materiality of the error from qualitative and quantitative perspectives, and concluded that the error was immaterial to the current and prior periods. The correction of the immaterial error resulted in an increase to the line item “Redeemable noncontrolling interests” of $4.1 million and decreases to the line items “Additional paid-in capital” and “Noncontrolling interests” of $1.4 million and $2.7 million, respectively, on Actua’s Consolidated Balance Sheets as of December 31, 2014. This immaterial correction of an error had no impact on Actua’s Consolidated Statements of Operations in any period.
Escrow Information
When an interest in one of Actua’s businesses is sold, a portion of the proceeds may be held in escrow primarily to satisfy purchase price adjustments and/or indemnity claims. Actua records gains on escrowed proceeds at the time Actua is entitled to receive those proceeds from escrow, the amount is fixed or determinable and realization is assured. As of March 31, 2016, $4.0 million related to Actua’s potential proceeds from sales of former businesses remained in escrow to satisfy potential or unresolved indemnification claims. Those outstanding escrow amounts are scheduled to be released throughout the remainder of 2016, subject to pending and potential indemnity claims pursuant to the terms of the applicable acquisition agreements.
Concentration of Customer Base and Credit Risk
No single customer of Actua’s consolidated businesses represented more than 10% of Actua’s consolidated revenue for the three months ended March 31, 2016, and 2015.
Commitments and Contingencies
From time to time, Actua and its businesses are involved in various claims and legal actions arising in the ordinary course of business. Actua does not expect any liability with respect to any legal claims or actions, either individually or in the aggregate, that would materially affect its consolidated financial position or cash flows.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, that provides a single, comprehensive revenue recognition model for all contracts with customers. Under the new guidance, an entity will recognize revenue based on amounts the entity expects to be entitled to in exchange for the transfer of goods or services. The new guidance also includes enhanced disclosure requirements. This guidance, which will be applied either retrospectively or as a cumulative-effect adjustment as of the date of adoption, will be effective for Actua beginning on January 1, 2018. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), to clarify the implementation guidance on principal versus agent considerations. Actua is in the process of evaluating the adoption alternatives and impact that the guidance will have on the Consolidated Financial Statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under the new guidance, most leases will be recognized on Actua’s Consolidated Balance Sheets as liabilities with corresponding right-of-use assets. The new guidance is effective for Actua for the annual period beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. The standard must be adopted using a modified retrospective approach. Actua is in the process of evaluating the impact of this new pronouncement.
In March 2016, the FASB issued ASU 2016-07, Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting, which eliminated the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The amendments in this update are effective for Actua for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. As Actua does not currently have any equity method investments, the guidance is not expected to have a significant impact on the Consolidated Financial Statements.
In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which provides guidance involving several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. Under the new guidance, all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit in the income statement, whereas under current GAAP, excess tax benefits are recognized in additional paid-in capital and tax deficiencies are recognized either as an offset to accumulated excess tax benefits, if any, or in the income statement. Under the new guidance, excess tax benefits should be classified along with other income tax cash flows as an operating activity, as opposed to a financing activity under current GAAP. Additionally, an entity can make an accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. The amendments in this update are effective for Actua for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The adoption of this guidance will impact Actua’s recorded income taxes associated with share-based transactions and change Actua’s classification for excess tax benefits to an operating activity within the Consolidated Statement of Cash Flows.
Recently Adopted Accounting Guidance
In August 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, that provides guidance regarding a simplified presentation of debt issuance costs, requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts or premiums. This guidance, which is applied retrospectively upon adoption, was effective for Actua for the December 31, 2015 annual reporting period. The adoption of this guidance did not have a significant impact on Actua’s Consolidated Financial Statements.
In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The new guidance eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement period adjustments that occur in periods after a business combination is consummated. This guidance was effective for Actua beginning on January 1, 2016. The adoption of this guidance had no impact on Actua’s Consolidated Financial Statements during the current period.
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, to simplify the presentation of deferred income taxes. The new guidance requires that deferred tax liabilities and assets be classified as non-current on the balance sheet and eliminates the requirement that an entity separate deferred income tax liabilities and assets into current and non-current amounts. This guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with earlier application permitted for all entities as of the beginning of an interim or annual reporting period. Actua early adopted the new guidance and accordingly, the guidance was effective for Actua for the December 31, 2015 annual reporting period. The adoption of this guidance impacted the presentation of deferred income taxes on Actua’s Consolidated Balance Sheets to a non-current classification and was applied retrospectively to the prior periods presented.

3. Goodwill and Intangible Assets
Goodwill
The following table summarizes the activity related to Actua’s goodwill:

(in thousands)	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
Goodwill as of December 31, 2015	$265,994	$(39,960)	$226,034
Acquisitions	—	—	—
Goodwill as of March 31, 2016	$265,994	$(39,960)	$226,034

As of March 31, 2016 and December 31, 2015, all of Actua’s goodwill was allocated to its vertical cloud segment.

Impairment

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

Actua completed its annual impairment testing in the fourth quarter of 2015. During the fourth quarter of 2015, Actua reviewed the goodwill balance for impairment in accordance with its accounting policy and identified factors, including the market value of Actua’s Common Stock, indicating that the fair value of Actua’s goodwill could have fallen below its book value.  Actua determined that the goodwill associated with the FolioDynamix reporting unit was partially impaired as of December 31, 2015 and recognized an impairment charge of $39.7 million, which was recorded within the “Impairment related and other” line of the Consolidated Statements of Operations for the year ended December 31, 2015. Please refer to Note 6, “Fair Value Measurements,” for a further discussion of the fair value measurement relating to the FolioDynamix reporting unit impairment charge.
The completion of Actua's 2015 year-end impairment testing resulted in no impairments related to Actua’s other consolidated businesses, because Actua’s fair value of its reporting units substantially exceeded its carrying value for each of those reporting units, including goodwill.
Intangible Assets
The following table summarizes Actua’s intangible assets:

(in thousands)		As of March 31, 2016
		Gross Carrying	Accumulated	Net Carrying
Intangible Assets	Useful Life	Amount	Amortization	Amount
Customer relationships	1-11 years	$77,279	$(24,835)	$52,444
Trademarks/trade names	3-11 years	24,834	(8,626)	16,208
Technology	5-10 years	27,069	(9,064)	18,005
Non-compete agreements	2-5 years	3,645	(3,558)	87
		132,827	(46,083)	86,744
Other intellectual property (1)	Indefinite	700	—	700
		$133,527	$(46,083)	$87,444

(in thousands)		As of December 31, 2015
		Gross Carrying	Accumulated	Net Carrying
Intangible Assets	Useful Life	Amount	Amortization	Amount
Customer relationships	1-11 years	$76,414	$(22,652)	$53,762
Trademarks/trade names	3-11 years	24,835	(7,763)	17,072
Technology	5-10 years	25,820	(8,055)	17,765
Non-compete agreements	2-5 years	3,645	(3,549)	96
		130,714	(42,019)	88,695
Other intellectual property (1)	Indefinite	700	—	700
		$131,414	$(42,019)	$89,395
____________________

(1)
Included in this line item is a domain name valued at $0.3 million that Actua currently believes has an indefinite life, and a domain name for which Actua estimated the residual value to approximate its carrying value of $0.4 million as of both March 31, 2016 and December 31, 2015.

Amortization expense for intangible assets during the three months ended March 31, 2016 and 2015 was $4.1 million and $4.0 million, respectively.
Remaining estimated amortization expense for the respective years is set forth as follows:

(in thousands)

2016 (remaining nine months)	$(11,873)
2017	(15,383)
2018	(13,868)
2019	(12,299)
2020	(10,709)
Thereafter	(22,613)
Remaining amortization expense	$(86,744)

4. Consolidated Businesses

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

FolioDynamix Acquisition
On November 3, 2014, Actua acquired all of the issued and outstanding stock of FolioDynamix for approximately $201.7 million in cash, which included $0.7 million as a post-closing working capital adjustment that occurred in the first quarter of 2015, and $4.1 million of equity value related to stock options.
Other Acquisitions
On June 10, 2015, GovDelivery acquired certain assets of Talent Management in Government Inc. (“TMGov”) for $0.5 million of consideration consisting of $0.4 million at closing and $0.1 million to be paid upon achievement of certain milestones, as set forth in the purchase agreement. The $0.1 million was paid during 2015. The acquisition was accounted for under the acquisition method. GovDelivery has allocated the purchase price to the acquired identifiable intangible assets based upon their respective fair values as of the date of acquisition.
On July 13, 2015, GovDelivery acquired Vox Metropolis Inc. (d/b/a Textizen) (“Textizen”) for approximately $1.2 million of cash; $0.4 million of the $1.2 million cash consideration is being retained by GovDelivery until July 2016 in order to satisfy potential indemnity claims. The acquisition was accounted for under the acquisition method. GovDelivery has allocated the purchase price to the acquired identifiable intangible assets based upon their respective fair values as of the date of acquisition.
On November 25, 2015, VelocityEHS acquired certain assets of WellNet Solutions, Inc. (“WellNet”) for cash consideration of $0.7 million. Intangible assets of $1.4 million were recorded in connection with the acquisition. Additionally, as of the three months ended March 31, 2016, $0.7 million of cash consideration was paid and contingent consideration of $0.9 million was recorded within the “accrued expenses” line item in the current liabilities section of the Consolidated Balance Sheet associated with the estimated costs for future incremental WellNet customer acquisitions.
On January 22, 2016, VelocityEHS acquired certain assets of ErgoAdvocate LLC (“ErgoAdvocate”) for $1.25 million of cash consideration, $1.0 million of which was paid at the closing of the transaction, and $0.13 million of which will be paid on each of the six-month and one-year anniversaries of the closing, subject to reduction for any post-closing indemnification claims. The acquisition was accounted for under the acquisition method. VelocityEHS has allocated the purchase price to the acquired identifiable intangible assets based upon their respective fair values as of the date of acquisition.
The allocations of the respective TMGov, Textizen and ErgoAdvocate purchase prices, to identified intangible assets and tangible assets and liabilities were as follows:

(in thousands)	TMGov	Textizen	ErgoAdvocate
Goodwill	$—	$606	$—
Customer lists (5-8 year life)	250	171	—
Trademarks, trade names and domain names (8 year life)	—	117	—
Technology (5-9 year life)	250	347	1,250
Other net assets (liabilities)	—	(41)	—
Total net assets acquired	$500	$1,200	$1,250

Redeemable Noncontrolling Interests
In connection with the NuCivic, Inc. (“NuCivic”) and Textizen acquisitions, certain GovDelivery stockholders have the ability to require GovDelivery to redeem a portion of their shares in 2017, 2018, 2019 and 2020 based on a fair value determination. Certain VelocityEHS stockholders have the ability to require VelocityEHS to redeem a portion of their shares in 2017 based on a mutually agreed upon fair value determination. Certain FolioDynamix shareholders have the ability to require FolioDynamix to redeem a portion of their shares in 2018, 2019 and 2020 based on a mutually agreed upon fair value determination. Because those redemptions are outside the control of the respective businesses, Actua has classified the noncontrolling interests outside of equity and will accrete to the estimated redemption values with an offset to additional paid-in capital. The noncontrolling interests are classified as “Redeemable noncontrolling interests” in Actua’s Consolidated Balance Sheets.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

The following is a reconciliation of the activity related to Actua’s redeemable noncontrolling interest during the three months ended March 31, 2016 and 2015:

Balance at December 31, 2014	$6,221
Redeemable noncontrolling interest portion of subsidiary net loss	(68)
Accretion to estimated redemption value	1,303
Equity transfer among owners	(3,339)
Impact of subsidiary equity transactions	(631)
Balance at March 31, 2015	$3,486

Balance at December 31, 2015	$10,506
Redeemable noncontrolling interest portion of subsidiary net loss	(69)
Accretion to estimated redemption value	633
Equity transfer among owners (1)	(5,247)
Balance at March 31, 2016	$5,823
____________________________

(1)
This amount primarily relates to cash payments made during the three months ended March 31, 2016 of $5.4 million to acquire $2.5 million of redeemable noncontrolling interests associated with GovDelivery, $2.4 million of redeemable noncontrolling interests associated with VelocityEHS and $0.5 million of redeemable noncontrolling interests associated with FolioDynamix. These transactions increased Actua’s ownership in GovDelivery from 92% to 94% and its ownership in VelocityEHS from 98% to 99%. Its ownership in FolioDynamix did not significantly change from this repurchase.

Other Consolidated Businesses Transactions
From time to time, Actua acquires additional equity ownership interests in its consolidated businesses. Purchasing equity ownership interests from a consolidated business’ existing shareholders results in an increase in Actua’s controlling interest in that business and a corresponding decrease in the noncontrolling interest ownership. Those transactions are accounted for as decreases to “Noncontrolling interests” and increases to “Additional paid-in capital” in Actua’s Consolidated Balance Sheets for the relevant periods. Actua may also acquire additional equity ownership interests in its consolidated businesses, either from existing holders or as a result of share issuances by one or more of those businesses, and Actua’s equity ownership interests may be diluted by any such share issuances to other parties. An issuance of equity securities by a consolidated business that results in a decrease in Actua’s equity ownership interests is accounted for in accordance with the policy for “Principles of Accounting for Ownership Interests” described in Note 2, “Significant Accounting Policies.” Other changes to Actua’s equity ownership interests in its consolidated businesses, as well as equity-based compensation award activity at those businesses, also result in adjustments to “Additional paid-in capital” and “Noncontrolling interests” in Actua’s Consolidated Balance Sheets. The impact of any equity-related transactions at Actua’s consolidated businesses is included in the line item “Impact of subsidiary equity transactions” in Actua’s Consolidated Statements of Changes in Equity. The impact of these changes to the noncontrolling interest are also included in the line item “Impact of subsidiary equity transactions” in Actua’s Consolidated Statements of Changes in Equity for the relevant period. During the three months ended March 31, 2016, the “Impact of subsidiary equity transactions” line item as shown on Actua’s Consolidated Statements of Changes in Equity was $0.5 million, which was comprised of (1) $5.4 million paid by Actua in order to buy back shares in its consolidated businesses and (2) $(4.9) million relating to Actua’s share of its consolidated businesses equity transactions.
Pro Forma Information (Unaudited)
The information in the following table represents the revenue, net loss attributable to Actua Corporation and the net loss per diluted share attributable to Actua Corporation for the relevant periods had it owned TMGov, Textizen, ErgoAdvocate and WellNet for the three months ended March 31, 2015.

(in thousands, except per share data)
Revenue	$30,930
Net loss attributable to Actua Corporation	$(15,210)
Net loss per diluted share attributable to Actua Corporation	$(0.41)

5. Cost Method Businesses
Actua’s carrying value of its holdings in cost method businesses was $18.6 million as of March 31, 2016 and $18.1 million as of December 31, 2015 reflected in the line item “Cost method businesses” in Actua’s Consolidated Balance Sheets as of the relevant dates. During the three months ended March 31, 2016, Actua acquired an incremental $0.5 million interest in a cost method business, Parchment Inc. (“Parchment”).

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

Impairments
Actua performs ongoing business reviews of its cost method businesses to determine whether Actua’s carrying value in those businesses is impaired. Actua determined its carrying value in its cost method businesses was not impaired during the three months ended March 31, 2016 or the year ended December 31, 2015.

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

•	Level 3 – Unobservable inputs to the valuation techniques that are significant to the fair value of the asset or liability.
Assets and liabilities are measured at fair value based on one or more of the following three valuation techniques:

•	Market Approach – Fair value is determined based on prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities.

•	Income Approach – Fair value is determined by converting relevant future amounts to a single present amount based on market expectations (including present value techniques and option pricing models).

•	Cost Approach – Fair value represents the amount that currently would be required to replace the service capacity of the relevant asset (often referred to as replacement cost).
The fair value hierarchy of Actua’s financial assets measured at fair value on a recurring basis were as follows:

(in thousands)		Valuation
		Technique
	Asset (liability)	(Approach)	Level 1	Level 2	Level 3
March 31, 2016
Cash equivalents (money market accounts)	$45,997	Market	$45,997	$—	$—
Acquisition contingent consideration obligations	(1,984)	Income	—	—	(1,984)
	$44,013		$45,997	$—	$(1,984)

		Valuation
		Technique
	Asset (liability)	(Approach)	Level 1	Level 2	Level 3
December 31, 2015
Cash equivalents (money market accounts)	$65,136	Market	$65,136	$—	$—
Acquisition contingent consideration obligations	(1,968)	Income	—	—	(1,968)
	$63,168		$65,136	$—	$(1,968)

 The carrying value of certain of Actua’s other financial instruments, including accounts receivable and accounts payable, approximates fair value due to the short-term nature of those instruments.

As of March 31, 2016 and December 31, 2015, Actua accounts for a contingent earn-out payment related to VelocityEHS’ acquisition of KMI, which was a component of VelocityEHS’ purchase price for KMI. A fair value of that obligation was determined on the date of acquisition using Monte Carlo simulation models that yielded a value of $1.2 million. The obligation could range in value from zero to $2.0 million; the fair value as of March 31, 2016 has been determined through the update of models, Actua’s calculations and/or qualitative analysis. The contingent obligation related to VelocityEHS’ acquisition of KMI will become due, if at all, in

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

June 2016 and has been classified as a short-term liability on Actua’s Consolidated Balance Sheets as of both March 31, 2016 and December 31, 2015. Increases were reflected as charges on the "Impairment related and other" line item on Actua's Consolidated Statements of Operations.

As discussed in Note 3, “Goodwill and Intangible Assets,” for the year ended December 31, 2015, a goodwill impairment charge was taken on the FolioDynamix reporting unit. For purposes of determining the goodwill impairment of the FolioDynamix reporting unit, Actua estimated the implied fair value of the goodwill using a variety of valuation methods, including the income and market approaches. The fair market value based on significant unobservable inputs within the Level 3 hierarchy was $126.5 million, in comparison to the net book value of $166.2 million, resulting in a total pre-tax (non-cash) impairment loss of $39.7 million. Actua’s estimate of fair value under the income approach included discounted cash flow estimates and a risk adjusted discount rate of 23.4%.

Actua performs sensitivity analysis of the fair value calculation. In evaluating the reasonableness of Actua’s fair value estimates, Actua considers, among other factors, the relationship between its book value, the market price of its common stock and the fair value of its reporting units. As of March 31, 2016, the closing price of Actua's Common Stock ($9.05 per share) exceeded the book value of its assets ($8.53 per share). Multiples of revenue are commonly used in valuing businesses. In 2016, the market multiples of comparable companies in the cloud technology industry have decreased significantly over the past year. If the closing stock price or market multiples continue to decline, it would likely indicate the occurrence of events or changes that would cause Actua to perform additional impairment analyses which could result in further revisions to its fair value estimates. Actua will continue to monitor and evaluate this relationship. Additionally, should actual results differ materially from Actua's projections, additional impairment would likely result.
7. Debt
On August 9, 2013, as part of a round of debt financing led by Actua, Bolt entered into certain loan agreements with one of its minority shareholders that exercised its preemptive rights, Neurone II Investments G.P., Ltd. (“Neurone”). Those agreements provided for a term loan of $0.5 million, subject to an interest rate of 8.0% and maturity date of August 9, 2015. Since the loan matured on August 9, 2015, it has become payable on demand and interest continues to accrue at 8% interest. The principal amount on the loan, which is convertible into shares of preferred stock in Bolt, has a fair value of $0.5 million as of both March 31, 2016 and December 31, 2015. As of both March 31, 2016 and December 31, 2015, $0.5 million is outstanding under the term loan and is included in the line item “Short-term debt” in Actua’s Consolidated Financial Statements.
On January 1, 2015, as part of a round of debt financing led by Actua, Bolt entered into certain additional loan agreements with Neurone that provide for a term loan of $0.8 million, subject to an interest rate of 8.0% and a maturity date of May 1, 2016 and is now payable on demand. The loan, which is convertible into shares of Bolt’s preferred stock, has a fair value of $0.8 million as of March 31, 2016.  As of March 31, 2016, $0.8 million is outstanding under the term loan and is included in the line item “Short-term debt” in Actua’s Consolidated Balance Sheets.
On February 26, 2016, GovDelivery entered into a working capital revolving credit facility with Venture Bank, that matures on February 26, 2017 and provides for an advance amount of $5.0 million, subject to an interest rate of 5.5% and certain financial covenants. The facility is secured by the assets of GovDelivery.  During the three months ended March 31, 2016, GovDelivery borrowed $4.1 million under the credit facility. GovDelivery was compliant with the financial covenants of the credit facility for the period ended March 31, 2016.

8. Treasury Stock
Actua has been authorized pursuant to a share repurchase program to repurchase, from time to time, shares of Common Stock in open market transactions, including pursuant to trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act or in privately negotiated transactions. The program was adopted in 2008 and was most recently expanded in 2013 to allow for the repurchase of up to $150.0 million of shares of Actua's Common Stock. During the three months ended March 31, 2016, Actua repurchased 470,000 shares of its Common Stock at an average stock price of $9.15 per share. During the three months ended March 31, 2016, Actua paid $4.0 million related to the repurchase and due to the timing of payments, the remaining $0.3 million was accrued. During the three months ended March 31, 2015, Actua repurchased 96,277 shares of its Common Stock at an average price of $17.66 per share. Since commencement of the program, Actua has deployed a total of $64.8 million to repurchase a total of 6,997,849 shares of Common Stock for an average purchase price of $9.26 per share. As of the date of this Report, Actua may repurchase an additional $85.2 million of its Common Stock under the program. Repurchases are reflected in the line item “Treasury stock, at cost” as a reduction of stockholders’ equity in Actua’s Consolidated Balance Sheets in the relevant period.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

9. Equity-Based Compensation
Equity-based compensation awards may be granted to Actua employees, directors and consultants and certain employees of its consolidated businesses under Actua’s 2005 Omnibus Equity Compensation Plan (as amended from time to time, the “Plan”). Generally, the awards vest over a period from one to four years or based on the achievement of performance-based or market-based conditions, and expire eight to ten years after the grant date. Most businesses in which Actua holds equity ownership interests also maintain their own equity incentive compensation plans. As of March 31, 2016, Actua had 1,893,678 shares of Common Stock reserved under the Plan for possible future issuance.
Actua may issue the following types of equity-based compensation to its employees and non-employee directors (1) restricted stock and restricted stock units (often subject to performance-based or market-based conditions), (2) stock appreciation rights (“SARs”), (3) stock options, and (4) deferred stock units (“DSUs”). Actua’s grants of equity-based compensation are approved by its BODs or the Compensation Committee of its BODs. Equity-based compensation is included in operating expenses, primarily in the line item “General and administrative” in Actua’s Consolidated Statements of Operations.
The following table summarizes the equity-based compensation recognized by expense line item on Actua’s Consolidated Statements of Operations:

(in thousands)	Three Months Ended March 31,
	2016	2015
Cost of revenue	$41	$26
Sales and marketing	104	58
General and administrative	4,774	7,093
Research and development	124	45
Total equity-based compensation	$5,043	$7,222

Equity-based compensation by equity award type:

(in thousands, except weighted average years)	Three Months Ended March 31,		Weighted Average Years Remaining of Equity-Based Compensation as of
	2016	2015	March 31, 2016
Restricted stock	$3,925	$6,655	1.78
SARs	58	147	0.85
DSUs	99	17	2.70
	4,082	6,819
Equity-based compensation for consolidated businesses	961	403	2.79
Total equity-based compensation	$5,043	$7,222

Unrecognized equity-based compensation by equity award type:

(in thousands)	As of March 31,
	2016	2015
Restricted stock	$18,387	$37,632
SARs	67	386
DSUs	869	—
	19,323	38,018
Equity-based compensation for consolidated businesses	9,660	4,687
Total equity-based compensation	$28,983	$42,705

Restricted Stock
Actua periodically issues shares of restricted stock to its employees, employees of its consolidated businesses and non-management directors. Recipients of restricted stock do not pay cash consideration for the shares and have the right to vote all shares subject

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

to the grant. Any cash dividends paid by Actua in respect of unvested restricted stock would be paid to the holders of outstanding restricted stock at the same time as cash dividends are paid to common stockholders. Any dividends paid by Actua in stock or other property in respect of unvested restricted stock would be paid to the holders of outstanding unvested restricted stock, subject to the same terms and conditions related to vesting, forfeiture and non-transferability as the underlying stock.
Share activity with respect to restricted stock awards for the three months ended March 31, 2016 and 2015 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Issued and unvested as of December 31, 2014	3,755,275	$15.94
Granted	441,256	$16.21
Vested	(644,247)	$19.70
Forfeited	(43,660)	$17.85
Issued and unvested as of March 31, 2015	3,508,624	$15.75

	Number of Shares	Weighted Average Grant Date Fair Value
Issued and unvested as of December 31, 2015	3,480,828	$16.51
Granted	434,283	$8.44
Vested	(657,317)	$18.75
Forfeited	(588,819)	$10.69
Issued and unvested as of March 31, 2016	2,668,975	$15.93

The total aggregate fair value of restricted stock awards that vested and were converted into Actua’s Common Stock during the three months ended March 31, 2016 and 2015 was $5.2 million and $10.8 million, respectively. 191,898 and 207,649 shares were surrendered by Actua’s employees for satisfying withholding taxes for the three months ended March 31, 2016 and 2015, respectively.
As of March 31, 2016, issued and unvested shares of restricted stock granted to Actua’s employees and BODs vest as follows:

Number of Shares Unvested	Vesting Conditions
1,335,700	Subject to certain market conditions, as discussed below
419,283	Subject to certain performance conditions, as discussed below
913,992	Subject to certain service conditions, as discussed below
2,668,975
Restricted Stock – Awards with Market Conditions
In recent years, Actua has issued restricted stock awards with market-based vesting conditions to its employees and certain employees of its consolidated businesses, the vesting of which is contingent upon specified price targets of Actua’s Common Stock. The equity-based compensation expense for awards with market-based vesting conditions is recorded based on the fair value of the awards, which is determined using a Monte Carlo simulation model at the time the award is granted. For the majority of the market-based awards that are outstanding as of March 31, 2016, the derived service period over which the expense is to be recognized is also determined by the Monte Carlo simulation model. In the event that the market-based conditions are not achieved and the related restricted stock awards are forfeited, equity-based compensation expense is not reversed; if an employee terminates service with Actua prior to completing the service period associated with the award, any compensation expense associated with the unvested award is reversed.
During 2011, a total of 366,666 shares of restricted stock with market-based conditions were granted to Actua’s Chief Executive Officer and its President. The market-based conditions were not achieved and the relevant shares of restricted stock lapsed unvested in the first quarter of 2016.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

In February 2014, a total of 1,277,500 shares of restricted stock with market-based conditions were granted to certain of Actua’s employees, including Actua’s executive officers, and certain executives of Actua’s consolidated businesses (the “2014 Management Market-Based Awards”). The vesting of those shares is contingent upon the 45-trading day volume-weighted average price per share (“VWAP”) of Actua’s Common Stock meeting or exceeding specified 45-trading day VWAP targets ($28.07, $30.16, $32.38 and $34.71) (the “2014 VWAP Targets”) on or before February 28, 2018, with 25% of the shares vesting upon achievement of each of the targets. In the event that any of the 2014 VWAP Targets are not achieved, the relevant shares of restricted stock will lapse unvested.
In April 2014, 50,800 shares of restricted stock were granted to Actua’s non-management employees (the “2014 Employee Market-Based Awards”). The vesting of those shares is contingent upon the 45-trading day VWAP of Actua’s Common Stock meeting or exceeding the 2014 VWAP Targets on or before February 28, 2018. Through the three months ended March 31, 2016, a total of 12,600 of these shares have been forfeited.
During the year ended December 31, 2015, 20,000 shares of restricted stock were granted to an executive of one of Actua’s consolidated businesses.  The vesting of those shares is contingent upon the 45-trading date VWAP of Actua’s Common Stock meeting or exceeding the 2014 VWAP Targets on or before February 28, 2018.
In aggregate, and inclusive of any amounts noted in the paragraphs of this subsection, compensation expense related to awards with market conditions was $0.8 million and $2.6 million for the three months ended March 31, 2016 and 2015, respectively. Unamortized compensation expense of less than $0.1 million will be amortized in the nine months remaining in 2016.
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
During the year ended December 31, 2014, 244,506 shares of restricted stock were granted to two Actua employees; the vesting of the shares was based on GovDelivery’s achievement of certain performance metrics in 2014 and 2015, with a maximum vesting of 100,247 shares for 2015 and a maximum vesting of 144,259 shares for 2016.  To the extent the performance metrics were not met, the restricted shares lapsed unvested. Based on the achievement of GovDelivery’s 2014 performance metrics, 56,587 shares vested and 43,660 shares were forfeited during the first quarter of 2015. Based on the achievement of GovDelivery’s 2015 performance metrics, 81,322 shares vested and 62,937 shares were forfeited during the first quarter of 2016.
During the three months ended March 31, 2014, in lieu of the right to receive up to 100% of their respective target bonus amounts under the Actua 2014 Performance Plan (the “2014 Performance Plan”) in cash, senior Actua employees, including Actua’s executive officers, were issued a total of 158,942 shares of restricted stock (determined based on the value of 100% of their respective individual target bonuses under the 2014 Performance Plan and the closing price of Actua’s Common Stock of $20.33 per share on February 28, 2014, the date of the restricted stock grant) (such shares, the “2014 Performance Shares”). If and to the extent that an employee’s achievement percentage under the 2014 Performance Plan:

•	was greater than or equal to 100%, all of the employee’s 2014 Performance Shares would have vested; or

•
was greater than 0% but less than 100%, a portion of that employee’s 2014 Performance Shares would have vested, as determined by the Compensation Committee of Actua’s BODs, based on the quantitative and qualitative goals under the 2014 Performance Plan. All of the 2014 Performance Shares vested during the first quarter of 2015.

During the three months ended March 31, 2015, in lieu of any right to receive up to 150% of their respective target bonus amounts under the Actua 2015 Performance Plan (the “2015 Performance Plan”) in cash, senior Actua employees, including each of Actua’s executive officers, were issued a total of 316,715 shares of restricted stock (determined based on the value of 150% of their respective individual target bonuses under the 2015 Performance Plan and the closing price of Actua’s Common Stock of $16.76 per share on February 27, 2015, the date of the restricted stock grant) (such shares, the “2015 Performance Shares”). If and to the extent that the payout (expressed as a percentage) for an executive officer under the 2015 performance plan:

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

•	were greater than or equal to 150% of the target, all of his Performance Plan Restricted Stock would have vested, and the remainder of his bonus, if any, would have been paid in cash; or

•
were greater than 0% but less than 150% of the target, a percentage of his Performance Plan Restricted Stock equal to two-thirds of his payout percentage would have vested, his non-vesting shares of Performance Plan Restricted Stock would have been forfeited, and no amount would have been paid in cash.

During the year ended December 31, 2015, certain executives of Actua’s consolidated businesses were issued a total of 42,341 shares of restricted stock, the vesting of which was contingent upon the achievement of specified performance targets at those respective businesses.  Based on the achievement of the applicable performance targets, 28,341 of these shares vested in the first quarter of 2016, and 14,000 of these shares were forfeited.
During the three months ended March 31, 2016, in lieu of any right to receive up to 100% of their respective target bonus amounts under the Actua 2016 Performance Plan (the “2016 Performance Plan”) in cash, senior Actua employees, including each of Actua’s executive officers, were issued a total of 419,283 shares of restricted stock (determined based on the value of 100% of their respective individual target bonuses under the 2016 Performance Plan and the closing price of Actua’s Common Stock of $8.44 per share on March 3, 2016, the date of the restricted stock grant) (such shares, the “2016 Performance Shares”). If and to the extent that an individual’s achievement percentage under the 2016 Performance Plan is: (1) greater than or equal to 100%, all of that employee’s 2016 Performance Shares will vest or (2) greater than 0% but less than 100%, a portion of that employee’s 2016 Performance Shares will vest, and the remaining shares will lapse unvested, as determined by the Compensation Committee of Actua’s BODs.
In aggregate, and inclusive of any amounts noted in the paragraphs of this subsection, compensation expense related to performance-based awards was $1.0 million and $1.4 million for the three months ended March 31, 2016 and 2015, respectively. Unamortized compensation expense of $2.7 million will be amortized in the nine months remaining in 2016.
Restricted Stock – Awards with Service Conditions
Actua grants restricted stock awards to its employees, its BODs and certain employees of its consolidated businesses that vest over a period of time of employee service. The equity-based compensation expense for those time-based awards is recorded based on the fair value of the awards, determined by the ending price of Actua’s Common Stock on the date of grant. In the event that an employee or board member terminates service with Actua (or its consolidated businesses) prior to the vesting of a time-based award, the related restricted stock awards are forfeited and equity-based compensation related to any forfeited award is reversed.
During the three months ended March 31, 2014, 37,500 shares of restricted stock were granted to Actua’s BODs in accordance with Actua’s Amended and Restated Non-Management Director Compensation Plan (the “Director Plan”). Those shares vested during the three months ended March 31, 2015. See “Non-Management Director Equity-Based Compensation - The Director Plan” in this Note 9 for additional details regarding equity-based compensation awarded to Actua’s BODs.
During the three months ended March 31, 2014, 1,377,500 shares of restricted stock were granted to certain of Actua’s employees, including Actua’s executive officers, and certain executives of Actua’s consolidated businesses. Those awards vest in equal increments each year for four years on the anniversary of the grant date.  Accordingly, 344,375 shares of restricted stock vested during both the three months ended March 31, 2015 and 2016. The unamortized equity-based compensation as of March 31, 2016 related to those time-based awards was $13.4 million and will be recognized as follows: $5.2 million in the remaining nine months of 2016, $7.0 million in 2017, and $1.2 million in 2018.
In April 2014, 76,200 shares of restricted stock were granted to certain of Actua’s employees. Those awards vest in equal increments on February 28 of each year for four years. Of those shares, 18,825 and 14,325 vested during the three months ended March 31, 2015 and 2016, respectively. Up to and including the three months ended March 31, 2016, a total of 14,400 shares have been forfeited.
During the three months ended March 31, 2015, 4,000 shares of restricted stock were granted to certain of Actua’s non-management employees.  Those awards vest in equal increments each year for four years on the anniversary of the grant date; accordingly, 1,000 shares of restricted stock vested during the three months ended March 31, 2016.
During the three months ended March 31, 2015, 20,000 shares of restricted stock were granted to an executive of one of Actua’s consolidated businesses. The shares vest in equal increments each year for four years on the anniversary of the grant date; accordingly, 5,000 shares of restricted stock vested during the three months ended March 31, 2016.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

During the three months ended March 31, 2015, 20,000 shares of Actua’s Common Stock were awarded to certain executives of Actua’s consolidated businesses; those shares were not subject to any vesting requirements.  Actua recorded $0.3 million of expense during the three months ended March 31, 2015 related to those awards; the expense is included in the line item “Restricted stock” in the equity-based compensation by equity award type table above.
During the three months ended March 31, 2015, 18,200 shares of restricted stock were granted to Actua’s non-management BODs in accordance with Actua’s Second Amended and Restated Non-Management Director Compensation Plan (the “Amended Director Plan”) that took effect January 1, 2015.  Those awards vested in July 2015.  See “Non-Management Director Equity-Based Compensation - The Amended Director Plan” in this Note 9 for additional details regarding equity-based compensation awarded to Actua’s BODs.
During the year ended December 31, 2015, 140,416 shares of restricted stock were granted to Actua's non-management directors in accordance with the Amended Director Plan. During the year ended December 31, 2015, 511 shares were vested and 514 shares were forfeited. 79,391 shares vest in June 2016; the remaining 60,000 shares vest in increments from September 2016 through June 2018. See “Non-Management Director Equity-Based Compensation - The Amended Director Plan” in this Note 9 for additional details regarding equity-based compensation awarded to Actua’s BODs.
During the three months ended March 31, 2016, 15,000 shares of restricted stock were granted to Actua’s non-management employees. Those awards vest in equal increments each year for four years on the anniversary of the grant date.
There are various other restricted stock awards that were issued in previous years, which vest according to specified service criteria, and remain unvested as of March 31, 2016. Those awards include 7,701 shares of restricted stock granted to Actua’s employees during 2012 that vest ratably each March and September from March 2013 to September 2016. The remaining 16,500 shares of restricted stock vest on the various anniversaries of the grants through 2018.
In aggregate, and inclusive of any amounts noted in the paragraphs of this subsection, compensation expense related to awards with service conditions was $2.2 million and $2.7 million for the three months ended March 31, 2016 and 2015, respectively. Unamortized compensation expense of $6.1 million will be amortized in the nine months remaining in 2016.
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

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

There was no activity with respect to SARs during the three months ended March 31, 2016. The activity with respect to SARs for the three months ended March 31, 2015 and 2016 was as follows:

	Number of SARs	Weighted Average Base Price	Weighted Average Fair Value
Outstanding as of December 31, 2014	548,482	$10.62	$5.79
Granted	1,500	$16.69	$8.99
Exercised (1)	(7,897)	$10.61	$5.72
Forfeited	—	$—	$—
Outstanding as of March 31, 2015	542,085	$10.64	$5.80

	Number of SARs	Weighted Average Base Price	Weighted Average Fair Value
Outstanding as of December 31, 2015	479,656	$10.64	$5.80
Granted	—	$—	$—
Exercised (1)	—	$—	$—
Forfeited	—	$—	$—
Outstanding as of March 31, 2016	479,656	$10.64	$5.80

(1)	The exercise of SARs listed above resulted in the issuance of 1,869 and zero shares of Actua’s Common Stock for the three-month periods ended March 31, 2015 and March 31, 2016, respectively.

The following table summarizes information about SARs outstanding as of March 31, 2016:

Grant price	Number of SARs outstanding	Number of SARs exercisable	Weighted average remaining contractual life of SARs outstanding (in years)	Aggregate intrinsic value of SARs outstanding as of March 31, 2016 (in thousands)
$6.70 - $8.76	68,264	68,264	2.93	$75
$9.25 - $9.84	144,095	132,537	6.21	$—
$11.69 - $17.31	267,297	265,160	4.85	$—
	479,656	465,961		$75
As of March 31, 2016 and 2015, there were 465,961 SARs and 460,911 SARs exercisable, respectively, at a weighted average base price of $10.65 per share and $10.72 per share, respectively, under the Plan. As of March 31, 2016, Actua expects an additional 13,695 SARs to vest in the future. The aggregate intrinsic value of the SARs outstanding as of March 31, 2016 and 2015 was $0.1 million and $4.2 million, respectively.
Stock Options
The fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model. Stock options generally vest ratably over four years: 25% vest on the first anniversary of the grant date, and the remaining 75% vest ratably each month over the subsequent 36 months.
There was no activity with respect to stock options during the three months ended March 31, 2016 and 2015. There were 250 stock options outstanding as of both March 31, 2016 and December 31, 2015; the aggregate intrinsic value of the stock options outstanding as of both March 31, 2016 and December 31, 2015 was de minimis.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

SARs and Stock Options Fair Value Assumptions
Actua estimates the grant date fair value of SARs and stock options using the Black-Scholes option-pricing model, which requires the input of highly subjective assumptions. Those assumptions include estimating the expected life of the award and estimating the volatility of Actua’s stock price over the expected term. Expected volatility approximates the historical volatility of Actua’s Common Stock over the period, commensurate with the expected term of the award. Actua has sufficient historical data to calculate an expected term for SARs and stock options granted in the future. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for an instrument with a maturity that is commensurate with the expected term of the award. Changes in the above assumptions, the estimated forfeitures and/or the requisite service period can materially affect the amount of equity-based compensation recognized in Actua’s Consolidated Statements of Operations. The following assumptions were used to determine the fair value of SARs granted to employees by Actua during the three months ended March 31, 2015.

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
As of the three months ended March 31, 2016 and year ended December 31, 2015, 90,000 DSUs were outstanding with a weighted average grant date fair value of $13.17. For the three months ended March 31, 2016, there was no share activity with respect to the DSUs. Share activity with respect to the annual DSU awards for the three months ended March 31, 2015 was as follows:

	Number of shares	Weighted average grant date fair value
Issued and unvested as of December 31, 2014	22,500	$17.63
Vested	(22,500)	$17.63
Issued and unvested as of March 31, 2015	—	$—
Non-Management Director Equity-Based Compensation – The Director Plan
The Director Plan was effective through December 31, 2014. Under the Director Plan, non-management directors were entitled to an annual grant for which each such director could elect to receive restricted stock or DSUs. All of those shares of restricted stock and DSUs vested during the year ended December 31, 2015.
In 2014, each non-management director was also entitled to receive quarterly cash payments for his service on the BODs and its committees, as applicable, under the Director Plan. Each director had the option to elect to receive DSUs in lieu of all or a portion of those cash fees. Each participating director received DSUs representing shares of Actua’s Common Stock with a fair market value equal to the relevant cash fees (with such fair market value determined by reference to the closing Common Stock price reported by NASDAQ on the date these cash fees otherwise would have been paid). DSUs received in lieu of cash fees were fully vested at the time they were granted and will be settled in shares of Actua’s Common Stock upon the termination of the recipient’s service at Actua. The expense for those DSUs was recorded when the fees to which the DSUs relate were earned and is included in the line item “General and administrative” on Actua’s Consolidated Statements of Operations for three months ended March 31, 2015 (but is not reflected in the summarized Equity-Based Compensation table above). During the three months ended March 31, 2015, non-management directors received DSUs representing 4,469 shares of Actua’s Common Stock in lieu of cash for services provided.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

Non-Management Director Equity-Based Compensation – The Amended Director Plan
Pursuant to the Amended Director Plan, the compensation of Actua’s non-management directors was modified as follows for 2015:  (1) the form of director retainer fee payments changed from quarterly cash payments to annual director restricted stock grants (with restricted stock with a six-month vesting period being granted in January 2015 and, thereafter, annual grants being made in connection with Actua’s annual meetings of stockholders) and (2) the number and frequency of non-management director service grant DSUs/shares of director restricted stock changed from 7,500 annually to 22,500 triennially (with 7,500 DSUs/shares of director restricted stock vesting on the one-year anniversary of the grant date, and the remaining 15,000 DSUs/shares of director restricted stock vesting in equal quarterly installments over the following two years).  The annual grants of shares of director restricted stock that replaced the quarterly cash retainer fees are (a) made at the board meeting immediately following the annual meeting of stockholders, (b) equal in value to the total amount of annual retainer fees that were previously payable for the year (based on the NASDAQ closing price of Actua’s Common Stock on the grant date), (c) vest on the one-year anniversary of the grant date and (d) no longer subject to a director option to receive DSUs in lieu of the shares.
During the three months ended March 31, 2015, 18,200 shares of restricted stock with a grant date fair value of $16.10 were granted to Actua’s non-management directors (as discussed previously in this Note 9) representing the director retainer fee for the first half of 2015; those awards vested in July 2015. During the year ended December 31, 2015, 50,416 shares of restricted stock with a grant date fair value of $13.17 were granted to Actua’s non-management directors (as discussed previously in this Note 9) representing the director retainer fee for the period from the June 12, 2015 grant date through June 12, 2016; those awards vest in June 2016.
Also during the year ended December 31, 2015, 90,000 shares of restricted stock and 90,000 DSUs (both with a grant date fair value of $13.17) were granted to Actua’s non-management directors representing the directors’ triennial service awards. As detailed above, 30,000 shares of restricted stock and 30,000 DSUs vest in June 2016, and the remaining 60,000 shares of restricted stock and 60,000 DSUs vest in equal quarterly installments beginning in September 2016 and ending in June 2018.
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
______________________________
(1) In conjunction with the NuCivic and Textizen acquisition transactions, GovDelivery granted $3.1 million and $0.9 million, respectively, of restricted stock. The expense associated with those awards is being recognized ratably over a four-year vesting period. That expense is included in the line item “Equity-based compensation for consolidated businesses” in the equity-based compensation by equity award type table above.
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

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

The following assumptions were used to determine the fair value of stock options granted by Actua's consolidated businesses to their employees during the three-month period ended March 31, 2016; there were no stock option grants made by Actua's consolidated businesses during the three-months ended March 31, 2015. Due to insufficient historical data, Actua's consolidated businesses used the simplified method to determine the expected life of all stock options granted under the respective equity incentive plans.

Three Months Ended March 31, 2016
Expected volatility	30% - 50%
Average expected life of stock options (in years)	5.93 - 6.25
Risk-free interest rate	1.42% - 1.44%
Dividend yield	—

10. Other (Loss) Income, net
Other (loss) income, net recorded in Actua's Consolidated Statements of Operations consists of the effect of transactions and other events relating to Actua’s ownership interests and its operations in general, and is comprised of the following:

(in thousands)	Three Months Ended March 31,
	2016	2015
Gain on sales/distributions of ownership interests (1)	$46	$1,390
Foreign currency gain (loss)	(202)	147
Total other (loss) income, net	$(156)	$1,537
____________________________
(1)    During the three months ended March 31, 2016 and 2015, Actua received distributions from a previously owned interest that resulted in proceeds of $30 thousand and $1.0 million for the respective periods. Also during the three months ended March 31, 2016 and 2015, Actua received loan repayments from a previously owned equity method investment in the amounts of $16 thousand and $0.4 million, respectively.

11. Income Taxes
Actua Corporation, FolioDynamix, GovDelivery, and VelocityEHS file a consolidated federal income tax return. Bolt is not included in Actua’s consolidated federal income tax return. For the three months ended March 31, 2016 and 2015, a tax provision was recognized for state and foreign income taxes; no tax benefit for the loss from continuing operations was recognized as Actua maintains a full valuation allowance against its federal net deferred tax assets that it believes, after evaluating all the positive and negative evidence, both historical and prospective, is more likely than not to not be realized.

12. Net Loss per Share
The calculations of net loss per share were as follows:

(in thousands, except per share data)	Three Months Ended March 31,
	2016	2015
Basic and Diluted:
Net loss attributable to Actua Corporation	$(14,331)	$(14,765)

Basic and Diluted:
Net loss attributable to Actua Corporation per share	$(0.38)	$(0.40)

Shares used in computation of basis and diluted loss per share	37,293	36,842

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

The following potentially dilutive securities were not included in the computation of diluted net loss per share, as their effect would have been anti-dilutive:

	Units (in thousands)	Weighted Average Price per Share
Three Months Ended March 31, 2015
SARs	542	$10.64
Restricted stock (1)	3,509	$—
DSUs	—	$—

Three Months Ended March 31, 2016
SARs	480	$10.64
Restricted stock (1)	2,669	$—
DSUs	90	$—
___________________________

(1)
Anti-dilutive securities include contingently issuable shares unvested as of March 31, 2016 and 2015, the vesting of which is based on service conditions, performance conditions and market conditions that have not yet been achieved. See Note 9, “Equity-Based Compensation.”

13. Segment Information
The results of operations of our businesses are reported in two segments; the “vertical cloud” reporting segment and the “vertical cloud (venture)” reporting segment.  The vertical cloud reporting segment reflects the aggregate financial results of Actua’s businesses (1) that share economic and other characteristics, (2) in which Actua’s management takes a very active role in providing strategic direction and operational support, and (3) towards which Actua devotes relatively large proportions of its personnel, financial capital and other resources.  As of the date of this Report, Actua owns majority controlling equity positions in (and therefore consolidates the financial results of) the four businesses in the vertical cloud segment: Bolt, FolioDynamix, GovDelivery and VelocityEHS.  The vertical cloud (venture) reporting segment includes businesses with many characteristics similar to those of the businesses in the vertical cloud segment, but in which Actua takes a less active role in terms of strategic direction and operational support, and, accordingly, towards which Actua devotes relatively small amounts of personnel, financial capital and other resources.
During the three months ended March 31, 2016 and 2015, approximately $1.6 million and $1.6 million, respectively, of Actua’s consolidated revenue relates to sales generated outside of the United States, primarily Europe and Canada. As of March 31, 2016 and December 31, 2015, Actua’s assets were located primarily in the United States.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

The following tables summarize selected information related to Actua’s segments.

(in thousands)				Reconciling Items
	Vertical Cloud	Vertical Cloud (Venture)	Total Segment	Other (1)	Consolidated
Three Months Ended March 31, 2016
Revenue	$34,610	$—	$34,610	$—	$34,610
Net loss attributable to Actua Corporation	$(8,521)	$—	$(8,521)	$(5,810)	$(14,331)
Three Months Ended March 31, 2015
Revenue	$30,592	$—	$30,592	$—	$30,592
Net loss attributable to Actua Corporation	$(7,947)	$—	$(7,947)	$(6,818)	$(14,765)
________________

(1)	The following table reflects the components of “Net loss attributable to Actua Corporation” included within the “Other” category:

(in thousands)	Three Months Ended March 31,
Selected Data:	2016	2015
General and administrative	$(6,945)	$(9,291)
Impairment related and other	—	(95)
Other (loss) income, net (Note 10)	46	1,390
Interest income	37	18
Net loss attributable to the noncontrolling interest	1,052	1,160
Net loss	$(5,810)	$(6,818)

	Vertical Cloud	Vertical Cloud (Venture)	Total Segment	Other	Consolidated Results
Assets as of:
March 31, 2016	$380,289	$17,117	$397,406	$39,251	$436,657
December 31, 2015	$376,565	$16,617	$393,182	$56,962	$450,144

14. Contingencies
During 2008 and 2009, two carried interest plans (one in each year) were established, for which a carried interest of 15% is allocable to Actua’s management participants in each plan. Carried interest will be paid in connection with a liquidity event or income receipt at any of the businesses in which the carried interest plans hold interests, subject to an aggregate specified hurdle threshold and hold-back and claw-back criteria. Actua has allocated approximately $77 million as of March 31, 2016 with respect to these plans and there were no cash deployments related to these plans in 2015 nor the three months ended March 31, 2016. Actua’s ownership in Bolt acquired prior to 2015 is held in the 2009 carried interest plan, and the activities over the past few years relative to the 2009 carried interest plan primarily relate to cash deployment from Actua to achieve its objectives of increasing its ownership in, and supporting the cash needs of, Bolt. Beginning in 2015, any additional cash deployment to Bolt will not be included in the carried interest plans. Other than the stake in Bolt held by the 2009 carried interest plan, the assets held by the carried interest plans are immaterial to Actua. As of March 31, 2016, Actua does not expect a liquidity event or income receipt at any of the relevant businesses that would trigger a payment under either of the carried interest plans to occur in the near future, and, accordingly, Actua has not recorded a liability with respect to these plans. Once a liquidity event or income receipt at any of the relevant businesses that would yield proceeds in excess of the calculated hurdle rate occurs, and a payment becomes probable and estimable, Actua would record the appropriate liability. Payments against that liability would occur thereafter, subject to relevant hold-backs and claw-backs. As of March 31, 2016, there were no distributions over the aggregate specified hurdle thresholds and none expected.

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
The Consolidated Financial Statements include the consolidated accounts of Actua Corporation, a company incorporated in Delaware, and its subsidiaries, both wholly-owned and consolidated (Actua Corporation and all such subsidiaries are collectively hereafter referred to as “Actua,” the “Company,” “we,” “our,” or “us”), and have been prepared in accordance with GAAP.
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
We believe that, through those and other measures, we are developing a set of leading businesses that possess unique assets which are hard to replicate and which provide competitive differentiation in the sizable vertical markets in which they operate.  We believe further that our vertical cloud business model focus, which drives the compelling value proposition of our businesses, well-positions us to generate sustained, meaningful long-term returns for our stockholders through, among other things:

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
As of the date of this Report, we own substantial majority controlling equity positions in (and therefore consolidate the financial results of) each of the four businesses in our vertical cloud segment: Bolt (of which we own 70%), FolioDynamix (of which we own 98%), GovDelivery (of which we own 94%) and VelocityEHS (of which we own 99%).
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
Our focus on serving vertical markets, each of which has customers with similar needs and challenges, allows for narrowly-focused and rapid product development, which results in technology that is often better suited than a horizontal solution to address customer needs and challenges. In addition, our proprietary, scalable and secure multi-tenant architecture enables us to have relatively lower research and development expenses than traditional software companies. Based in large part on those advantages, we have invested, and will continue to invest, heavily in research and development at each of our businesses to continue to develop differentiated, vertically-focused cloud-based offerings, which are highlighted by:

•	approximately 5,160 commercial and personal property and casualty insurance products from over 95 carriers that Bolt is able to offer through its platform;

•
the broad reach of FolioDynamix’s wealth management platform, which serviced approximately $622 billion of assets under management (“AUM”) as of March 31, 2016, and its complementary investment advisory services, which encompassed approximately $20 billion of AUM (of which $4.9 billion are Regulatory AUM) as of March 31, 2016;

•	GovDelivery’s subscriber base in excess of 120 million interested citizens; and

•	VelocityEHS’ industry-leading proprietary database, which contains over 9.6 million safety data sheets.
Another key component of our business strategy, in addition to our multi-vertical domain expertise and effective and efficient research and development, is the leverage inherent in the recurring revenue generated by our cloud-based software delivery model. In part because our customers are required to make periodic payments to continue receiving access to our cloud-based products and services, we have established long-term relationships with our customers, many of which are governed by multi-year contracts that have historically high renewal rates.  The consistent revenue stream provided by our recurring revenue model, coupled with our relatively high gross margins, allow us to drive revenue growth more consistently over time through investment in lead generation, sales and marketing. In order to ensure that we are effectively leveraging our cloud-based model, we closely monitor and manage the revenue growth rates, along with the gross margins, number of customers and a variety of customer retention and sales efficiency metrics, at each of our businesses. Through the first quarter of 2016:

•
Bolt's revenue grew approximately 10% in the three-month period ended March 31, 2016 from the corresponding prior year period. During the three months ended March 31, 2016, Bolt served approximately 2,065 independent commercial and personal property and casualty insurance agent customers, seven large commercial and personal property and casualty insurance carrier-agency customers, six customers who are non-traditional sellers of commercial and personal property and casualty insurance products and one state commercial and personal property and casualty insurance exchange customer;

•
FolioDynamix’s revenue was essentially flat from the corresponding three-month prior year period, and, during the three months ended March 31, 2016, it served over 91 direct financial services organizations, such as brokerage firms, banks (trust and retail), large registered investment advisors (“RIAs”) and RIA networks and other fee-based managed account providers;

•
GovDelivery’s revenue grew approximately 20% from the corresponding three-month prior year period, and, during the three months ended March 31, 2016, it served over 1,200 government entities, agencies and organizations at the national, state and local levels in both the United States and Europe; and

•
VelocityEHS’ revenue grew approximately 23% from the corresponding three-month prior year period. During the three months ended March 31, 2016, VelocityEHS served around 12,000 customers; approximately 75% are platform customers, consisting of large and mid-market North American businesses in a wide variety of industries.

We also actively source and intend to selectively pursue acquisitions that would provide one or more of our businesses with critical mass, complementary cloud-based products and services to sell to existing customers, additional customers for existing cloud-based products and services, access to adjacent cloud computing markets, and/or technology that is a differentiator in the business’ vertical cloud computing market. For example, in January 2016, VelocityEHS acquired substantially all of the assets of ErgoAdvocate, a company that provides ergonomics assessment and training software; the acquisition allows VelocityEHS to provide a new offering to customers.

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

The insurance intermediary business is highly competitive, and numerous firms, some of which have substantially greater financial and other resources, name recognition and market presence than Bolt, actively compete with Bolt for customers and insurance markets. Competition in the insurance business is largely based on innovation, quality of service and price. A number of insurance companies directly sell insurance, primarily to individuals, and do not pay commissions to third-party agents and brokers. In addition, the cloud has increasingly become a source for the direct placement of personal business lines.  We believe that Bolt’s unique platform and the product and technology connectivity that it offers allows Bolt to compete in the insurance market. In the three months ended March 31, 2016, Bolt spent approximately $1.0 million on research and development activities.

As of March 31, 2016, Bolt had 200 employees, of which 6 were part-time employees.

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

FolioDynamix’s customers include a variety of financial services organizations, such as brokerage firms, banks (trust and retail), large RIAs, and RIA networks and other fee-based managed account providers. FolioDynamix's customers access specified bundles of platform applications through the cloud on a periodic (usually multi-year) subscription basis. FolioDynamix sells the periodic subscriptions directly to its customers through its internal sales team.  FolioDynamix’s comprehensive, integrated platform enables highly sophisticated management of all aspects of a financial services organization’s wealth management process, including:

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

FolioDynamix’s five largest customers in terms of revenue generation represented approximately 56% of its revenue for the three months ended March 31, 2016. Although a loss of one or more of these customers (most of which have been signed to long-term contracts through at least 2017) would have a negative impact on FolioDynamix’s financial results and condition, FolioDynamix does not have any customer the loss of which would have a materially adverse financial impact on our vertical cloud businesses as a whole.

The market for wealth management software and advisory services is fragmented, competitive and rapidly changing. When selling its software to large financial services organizations, FolioDynamix faces competition from software companies who provide end-to-end, cloud-based solutions and an even larger number of software companies that offer individual point solutions; some of these companies may have better name recognition and financial and other resources than FolioDynamix. To a lesser degree, the company competes with in-house solutions that its current and prospective clients may develop. We believe that FolioDynamix’s sophisticated, highly-scalable, comprehensive cloud-based technology platform, along with its deep wealth management domain knowledge and processes, particularly in the areas of research and regulatory compliance, provide it with a strong position in the wealth management software and advisory services market. During the three months ended March 31, 2016, FolioDynamix spent approximately $2.4 million on research and development activities.

As of March 31, 2016, FolioDynamix had 121 employees, of which 2 were part-time employees.

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

The market for digital communication solutions in general is fragmented, highly competitive and rapidly changing. GovDelivery provides its solutions exclusively to the public sector, while its competitors generally focus on digital marketing solutions targeting either the small business market or the private sector enterprise market. To a lesser degree, GovDelivery competes with in-house solutions that its current and prospective customers may develop. We believe that GovDelivery’s cloud-based technology and domain expertise, which manifests itself in strong relationships with many government entities, a subscriber base of more than 100 million interested citizens and a unique understanding of the day-to-day communication challenges faced by public sector clients, allows it to compete effectively against other digital communications service providers. During the three months ended March 31, 2016, GovDelivery spent approximately $2.2 million on research and development initiatives.

As of March 31, 2016, GovDelivery had 221 employees, of which 1 was a part-time employee.

VelocityEHS

In September 2015, MSDSonline Holdings, Inc. undertook a rebranding effort and changed its corporate name to VelocityEHS Holdings, Inc. in order to reflect the completion of its transformation into a platform with a comprehensive set of cloud-based EH&S tools. These tools allow customers to gain visibility into, and control risk at, their companies in the areas of incident management, audit and inspection training, compliance management, risk analysis, ergonomics, greenhouse gas reporting and sustainability metrics and reporting.
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

VelocityEHS’s principal products are currently chemical management products. Both of these cloud-based applications provide customers with the ability to track, manage and report on the hazardous chemicals contained in their workplaces, with the HQ RegXR Account application containing additional regulatory reporting functionality.  Specifically, the applications provide businesses with:

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

VelocityEHS has around 12,000 customers, none of which individually account for a material portion of the company’s annual revenues. The market for EH&S software is fragmented and competitive. When selling its applications and services to large organizations, VelocityEHS faces competition from both large horizontal/multi-industry software companies that offer EH&S modules and smaller software companies focused solely on EH&S markets; some of these software companies provide cloud-based software solutions, while others offer only traditional, on-premise software solutions. In the large enterprise EH&S market, VelocityEHS often competes with incumbent vendors, many of which have more name recognition and financial and other resources than VelocityEHS. In the mid-market, VelocityEHS competes sometimes with smaller software companies but more often with home-grown (often manual/off-line) solutions that current and prospective customers may develop. We believe that VelocityEHS’s unparalleled proprietary database, which contains over 9.6 million safety data sheets, along with its cloud-based, EH&S-focused technology, its sales and marketing expertise and its deep EH&S and regulatory domain knowledge, provides VelocityEHS with a strong competitive position relative to both large and small companies offering competing EH&S software solutions. In the three months ended March 31, 2016, VelocityEHS spent approximately $1.9 million on research and development initiatives.

As of March 31, 2016, VelocityEHS had 352 employees.

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

Parchment Inc.

Parchment is a leader in education credentials technology, allowing learners, educators and employers to collect, analyze, use and share credentials in simple and secure ways.  Parchment’s cloud-based software offering is a transcript exchange and intelligence platform that enables the secure, rapid exchange of electronic transcripts and other student records among schools, universities, state education agencies and individuals. Through Parchment’s website, students can research colleges and discover their chances of admission, see how they compare with peers, get college recommendations and send official transcripts when they are ready to apply.

Employees

Corporate headcount at Actua as of March 31, 2016 was 22, of which 1 was a part time employee. The headcount at our consolidated businesses as of March 31, 2016 was 894 employees.  See the individual descriptions of our consolidated businesses above for the number of employees at those businesses.
Results of Operations
The following tables contain selected financial information related to our reportable segments. The segments, as applicable, include the results of our consolidated businesses and the businesses included in each segment are consistent between period. The method of accounting for any particular business may change based upon, among other things, a change in our ownership interest.
“Other” expenses represent: (1) the corporate general and administrative expenses of Actua’s business operations, which primarily include employee costs and costs associated with operating as a public company and acquiring businesses, (2) gains or losses on the dispositions of ownership interests, (3) income taxes, and (4) the results of operations attributable to the respective noncontrolling interests of our businesses.

(in thousands)	Segment Information
				Reconciling Items
	Vertical Cloud	Vertical Cloud (Venture)	Total Segment	Other	Consolidated
Three Months Ended March 31, 2016
Revenue	$34,610	$—	$34,610	$—	$34,610
Net loss attributable to Actua Corporation	$(8,521)	$—	$(8,521)	$(5,810)	$(14,331)
Three Months Ended March 31, 2015
Revenue	$30,592	$—	$30,592	$—	$30,592
Net loss attributable to Actua Corporation	$(7,947)	$—	$(7,947)	$(6,818)	$(14,765)

Results of Operations – Vertical Cloud Businesses
For the Three Months Ended March 31, 2016 and 2015
The following presentation includes the consolidated financial results of Bolt, FolioDynamix, GovDelivery and VelocityEHS.

(in thousands)	Three Months Ended March 31,		Quarterly Change
	2016	2015	$ Change	% Change
Selected data:
Revenue	$34,610	$30,592	$4,018	13%
Cost of revenue	(10,192)	(9,732)	(460)	5%
Sales and marketing	(13,159)	(11,236)	(1,923)	17%
General and administrative	(7,551)	(6,145)	(1,406)	23%
Research and development	(7,550)	(7,093)	(457)	6%
Amortization of intangible assets	(4,064)	(4,016)	(48)	1%
Impairment related and other	(231)	(79)	(152)	192%
Operating expenses	(42,747)	(38,301)	(4,446)	12%
Operating loss	(8,137)	(7,709)	(428)	6%
Other loss	(202)	(25)	(177)	708%
Interest income	11	1	10	1,000%
Interest expense	(46)	(37)	(9)	24%
Income tax expense	(147)	(177)	30	(17)%
Net loss	$(8,521)	$(7,947)	$(574)	7%

Revenue
Revenue from the three months ended March 31, 2015 compared to the three months ended March 31, 2016 increased $4.0 million from $30.6 million to $34.6 million, primarily due to additional customer revenue at Bolt, GovDelivery and VelocityEHS. The increase in customers at our businesses was primarily driven by increased spending on sales and marketing initiatives.  We anticipate that the number of customers at our businesses will continue to increase due to both an increase in the number of cloud-based solutions we offer and an increase in the penetration of those solutions across our existing customer base.  Additionally, we plan to continue selectively pursuing acquisitions that further expand and complement our existing businesses.
Cost of revenue
Cost of revenue for the three months ended March 31, 2016 was $10.2 million, an increase of $0.5 million (or 5%) from cost of revenue of $9.7 million for the three months ended March 31, 2015. The increase was primarily due to higher personnel costs related to increased headcount at our businesses in 2016 as a result of staffing initiatives that were related to our growth. We also incurred higher expenses for depreciation, occupancy and network services in the three months ended March 31, 2016 than for the comparable 2015 period. Cost of revenue was 29% of revenue for the three months ended March 31, 2016 and 32% of revenue for the comparable 2015 period. Going forward, we anticipate that cost of revenue will increase in absolute dollars as we continue to hire additional personnel and expand our businesses.
Sales and marketing expenses
Sales and marketing expenses for the three months ended March 31, 2016 were $13.2 million, an increase of $1.9 million (or 17%) from $11.2 million of sales and marketing expenses for the three months ended March 31, 2015. The increase was primarily due to increased sales and marketing headcount at our businesses in 2016 as a result of staffing initiatives that were related to our growth, which resulted in higher personnel costs, as well as increased commissions earned by sales personnel at our businesses. We also incurred more occupancy expenses in the three months ended March 31, 2016 than in the comparable 2015 period. As a percentage of revenue, sales and marketing expenses were 38% for the three months ended March 31, 2016 compared to 37% for the comparable 2015 period. As we expand our businesses, we will continue to add resources to our sales and marketing efforts, and, accordingly, we expect that our sales and marketing expenses will continue to increase in absolute dollars.

General and administrative expenses
General and administrative expenses for the three months ended March 31, 2016 were $7.6 million, an increase of $1.4 million (or 23%) from $6.1 million of general and administrative expenses for the three months ended March 31, 2015.  The increase was due to higher personnel costs related to increased headcount at our businesses in 2016, as a result of staffing initiatives that were related to our growth. General and administrative expenses represented 22% of revenue for the three-month period ended March 31, 2016 and 20% for the comparable 2015 period. Going forward, we expect that general and administrative expenses will continue to increase in absolute dollars but will decrease as a percentage of revenue as we expand our business.
Research and development expenses
Research and development expenses for the three months ended March 31, 2016 were $7.6 million, an increase of $0.5 million (or 6%) from $7.1 million for the three months ended March 31, 2015. This increase was due primarily to higher personnel costs related to increased headcount at our businesses in 2016, as a result of staffing initiatives that were related to our growth. Also contributing to the increase were higher expenses for software subscriptions, stock-based compensation and occupancy in the three months ended March 31, 2016 as compared to the comparable 2015 period. As a percentage of revenues, research and development expenses were 22% for the three months ended March 31, 2016 and 23% for the comparable 2015 period. As we enhance and expand our solutions and applications, we expect that research and development expenses will continue to increase in absolute dollars.
Amortization of intangible assets
Amortization expense for the three months ended March 31, 2016 was $4.1 million, and remained relatively consistent in comparison to the prior period with an increase of $0.1 million (or 1%) from $4.0 million of amortization expense for the three months ended March 31, 2015.  Over the next few years, we expect that amortization expense will increase in absolute dollars if businesses continue to be acquired.
Impairment related and other expense
Impairment related and other expenses was primarily comprised of charges associated with certain severance for the three months ended March 31, 2016 and 2015.
Interest income
Interest income for the three months ended March 31, 2016 remained relatively the same as compared to the three months ended March 31, 2015.
Interest expense
The change in interest expense for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 remained relatively the same.
Income tax expense
Our provision for income taxes, which relates to state and foreign income tax expense, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 remained relatively the same.

Results of Operations – Vertical Cloud (Venture) Businesses

As of March 31, 2016 and 2015, the vertical cloud (venture) segment includes only cost method businesses, which are reflected in the assets of that segment.

Results of Operations – Reconciling Items
For the Three Months Ended March 31, 2016 and 2015
Other

(in thousands)	Three Months Ended March 31,		Quarterly Change
	2016	2015	$ Change	% Change
General and administrative	$(6,945)	$(9,291)	$2,346	(25)%
Impairment related and other	—	(95)	95	(100)%
Other (loss) income, net	46	1,390	(1,344)	(97)%
Interest income	37	18	19	106%
Noncontrolling interest loss	1,052	1,160	(108)	(9)%
Net loss	$(5,810)	$(6,818)	$1,008	(15)%

Corporate general and administrative
Corporate general and administrative expenses decreased from the three months ended March 31, 2015 compared to the three months ended March 31, 2016 primarily due to the run-off of certain equity-based compensation charges in the 2015 period.
Impairment related and other expense
Impairment related and other costs decreased from the three months ended March 31, 2015 compared to the three months ended March 31, 2016 primarily due to higher severance expenses in the 2015 period.
Corporate other (loss) income, net
Other corporate income pertains to gains on sales/distributions of ownership interests. The decrease from the three months ended March 31, 2015 compared to the three months ended March 31, 2016 was primarily due to higher proceeds that were released from escrow related to the sale of a former business in 2015.
Interest income
Interest income remained relatively flat for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.
Noncontrolling interest loss
Noncontrolling interest loss pertains to the operating results from noncontrolling interests in Actua’s consolidated businesses. The loss attributable to the noncontrolling interests for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 improved slightly due to a reduced non-controlling interest for the three months ended March 31, 2016 in comparison to the previous period.
Liquidity and Capital Resources
As of March 31, 2016, our principal source of liquidity was cash and cash equivalents totaling $53.3 million. Our cash and cash equivalents are comprised primarily of money market funds. We fund our operations with cash on hand, cash flow from operations, borrowings at certain of our businesses and proceeds from sales of businesses and other assets. We expect that these sources of liquidity will be sufficient to fund our cash requirements over the next 12 months. Bolt is expected to require additional borrowings, to fund its operations for the foreseeable future; historically, Bolt’s debt funding has come primarily from Actua.
On February 26, 2016, GovDelivery entered into a working capital revolving credit facility with Venture Bank that matures on February 26, 2017 and provides for an advance amount of $5.0 million, subject to an interest rate of 5.5%. The facility is secured by the assets of GovDelivery.  During the three months ended March 31, 2016, GovDelivery borrowed $4.1 million on the credit facility.

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
Our cash flows from operating, investing and financing activities of continuing operations, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

(in thousands)	Three Months Ended March 31,
	2016	2015
Cash used in operating activities	$(13,164)	$(4,406)
Cash used in investing activities	$(3,265)	$(2,042)
Cash used in financing activities	$(6,563)	$(8,289)

Operating activities
Net loss is adjusted for non-cash items that include (1) depreciation and amortization, (2) equity-based compensation charges, (3) impairment related and other, (4) other loss (income), net, (5) deferred tax assets and (6) contingent consideration. Additionally, cash flows from operating activities are impacted by the changes in operating assets and liabilities, net of acquisitions. During the three months ended March 31, 2016, the increase in cash used in operating activities compared to prior year was primarily a result of the seasonality of cash collections as of March 31, 2016 as well as a reduction in accrued compensation and benefits.
Investing activities
The increase in cash used in investing activities for the three months ended March 31, 2016 compared to the equivalent period in 2015 was primarily due to (1) reductions in proceeds from other distributions in the current period and (2) an increase in acquisition activity in the current period.
Financing activities
Cash used in financing activities improved for the three months ended March 31, 2016 compared to the equivalent period in 2015 primarily due to an increase in borrowings of debt from the prior-year period and decreased tax withholdings related to equity based awards, partially offset by increases in payments to repurchase our Common Stock and payments to acquire noncontrolling interests in subsidiary equity.
Working capital and other considerations
Our working capital as of March 31, 2016 of $7.3 million decreased from working capital as of December 31, 2015 of $27.2 million, primarily due to the decrease in cash during the 2016 period. The largest component of the decrease in cash is related to cash used in operating activities during the three-month 2016 period.

From time to time, we and our businesses are involved in various claims and legal actions arising in the ordinary course of business. We do not expect any liability with respect to any legal claims or actions, either individually or in the aggregate, that would materially affect our financial position or cash flows.

Contractual Cash Obligations and Commercial Commitments
On February 26, 2016, GovDelivery entered into a working capital revolving credit facility with Venture Bank that matures on February 26, 2017 and provides for an advance amount of $5.0 million, subject to an interest rate of 5.5% and certain financial covenants. The facility is secured by the assets of GovDelivery. During the three months ended March 31, 2016, GovDelivery borrowed $4.1 million under the credit facility. GovDelivery was compliant with the financial covenants of the credit facility for the period ended March 31, 2016. We had no other material changes to our contractual cash obligations and commercial commitments during the three months ended March 31, 2016 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
Revenue Recognition
We recognize revenue when persuasive evidence of an arrangement exists, delivery of the service has occurred, no significant obligations with regard to implementation remain, the fee is fixed or determinable and collectability is probable.  Please refer to Note 2, “Significant Accounting Policies,” to our Consolidated Financial Statements for more specific details regarding the manner in which each of our businesses recognizes revenue.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net assets of businesses acquired. We have made acquisitions over the years that have resulted in the recognition and accumulation of significant goodwill. We test goodwill for impairment annually during the fourth quarter of each year, or more frequently as conditions warrant.
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
We estimate the fair value of our reporting units using “Level 2” and “Level 3” inputs described in Note 6, “Fair Value Measurements,” to the Consolidated Financial Statements. Significant judgments and estimates are made to estimate the fair value of our reporting units, such as projected future earnings, applicable discount rates, the selection of peer earnings multiples and the relative weighting of different fair value indicators. We determine market multiples from comparable publicly-traded companies and apply those approximate multiples to the revenues of the reporting units, which are then compared to the respective carrying values of the reporting units.
As of March 31, 2016, the closing price of our Common Stock ($9.05 per share) exceeded the book value of our assets ($8.53 per share). In 2016, the market multiples of comparable companies in the cloud technology industry have decreased significantly over the past year. If the closing stock price or market multiples continue to decline, it would likely indicate the occurrence of events or changes that would cause us to perform additional impairment analyses which could result in further revisions to our fair value estimates. We will continue to monitor and evaluate this relationship. Additionally, should actual results differ materially from our projections, additional impairment would likely result. Refer to Note 3, “Goodwill and Intangible Assets” and Note 6, “Fair Value Measurements” to the Consolidated Financial Statements for further details related to our December 31, 2015 annual impairment analysis.
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
Cost Method Businesses
We evaluate our cost method businesses continuously to determine whether an other-than-temporary decline in the fair value of any such business exists and should be recognized. In order to make that determination, we consider each such business’ achievement of its business plan objectives and milestones, the fair value of our ownership interest in each such business (which, in the case of any company listed on a public stock exchange, is the quoted stock price of the relevant ownership interest), the financial condition and prospects of each such business, and other relevant factors. The business plan objectives and milestones we consider include, among others, those related to financial performance, such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature, such as obtaining key business partnerships or the hiring of key employees. Impairment charges are determined by comparing our carrying value of a business with the business’ estimated fair value. Fair value is determined by using a combination of estimating the cash flows related to the relevant business, including estimated proceeds on disposition, and an analysis of market price multiples of companies engaged in lines of business similar to the business being evaluated. We concluded that the carrying values of our cost method businesses were not impaired as of March 31, 2016 or December 31, 2015.
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

Recent Accounting Pronouncements

Refer to the Recent Accounting Pronouncements in Note 2, “Significant Accounting Policies” to our Consolidated Financial Statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2016, our cash and cash equivalents included $46.0 million that is held primarily in money market accounts. We may be exposed to market risk relating to changes in market interest rates and overall market conditions that could affect the value of our cash equivalents; however, we believe any changes in the fair value of our investment portfolio would be insignificant to our results, given current market conditions.

ITEM 4. Controls and Procedures
Disclosure Controls and Procedures
Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.
We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered in this Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that due to material weaknesses in our internal control over financial reporting as described in Item 9A-Controls and Procedures in our 2015 Annual Report on Form 10-K, our disclosure controls and procedures were not effective as of March 31, 2016.
In light of the material weaknesses in internal control over financial reporting, we engaged significant internal resources to perform supplemental procedures prior to filing this Periodic Report on Form 10-Q. These additional procedures have allowed us to conclude that, notwithstanding the material weaknesses in our internal control over financial reporting, the consolidated financial statements included in this report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.
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

The Audit Committee has directed management to develop a detailed plan and timetable for the implementation of remedial measures and will monitor their implementation. In addition, under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of the Company’s internal control environment as well as policies and procedures to improve the overall effectiveness of internal control over financial reporting.
Management believes the measures described above and others that will be implemented will remediate the material weaknesses identified and will strengthen internal control over financial reporting. Management is committed to continuous improvement of the Company’s internal control processes and will continue to diligently review our financial reporting controls and procedures. As management continues to evaluate and work to improve internal control over financial reporting, we may take additional measures to address control deficiencies or determine to modify certain of the remediation measures described above. We expect these remedial actions and/or other actions related to these material weaknesses to be effectively implemented in 2016.
If the remedial measures described above are insufficient to address the identified material weaknesses or are not implemented effectively, or additional deficiencies arise in the future, material misstatements in our interim or annual financial statements may occur in the future which could harm our business.

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

ITEM 1A. Risk Factors
In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Item 1A — “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or future results. Those are not the only risks facing us, however. Additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities. We maintain a share repurchase program under which we may, from time to time, repurchase shares of our Common Stock in the open market, including pursuant to trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act or in privately negotiated transactions. The program was most recently expanded in September 2013 to allow for the repurchase of up to $150.0 million of shares of our Common Stock. The table below contains information relating to the repurchases of our Common Stock that occurred under the share repurchase program from the program’s inception on July 31, 2008 through the date of the filing of this Report.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value That May Yet Be Purchased Under the Program
Repurchased through 12/31/2015	5,987,849	$9.23	5,987,849	$ 94.7 million
1/1/2016 to 1/31/2016	—	$—	—	$ 94.7 million
2/1/2016 to 2/29/2016	—	$—	—	$ 94.7 million
3/1/2016 to 3/31/2016	470,000	$9.15	470,000	$ 90.4 million
4/1/2016 to 4/30/2016	540,000	$9.63	540,000	$ 85.2 million
5/1/2016 to 5/9/2016	—	$—	—	$ 85.2 million
Total	6,997,849	$9.26	6,997,849	$ 85.2 million

(1)	All shares purchased in open market transactions.

(2)	Average price paid per share excludes commissions.

ITEM 3. Defaults Upon Senior Securities
None.

ITEM 4. Mine Safety Disclosures
Not applicable.

ITEM 5. Other Information
None.

ITEM 6. Exhibits
Exhibit Index

Exhibit Number	Document

10.1	Actua 2016 Performance Plan (incorporated by reference to Exhibit 10.1 of Actua's Current Report on Form 8-K, filed March 4, 2016 (File No. 001-16249)).*

10.2	Form of Performance Plan Restricted Share Agreement (incorporated by reference to Exhibit 10.2 of Actua's Current Report on Form 8-K, filed March 4, 2016 (File No. 001-16249)).*

11.1
Statement Regarding Computation of Per Share Earnings (included herein at Note 2-"Significant Accounting Policies" in the subsection Net Loss per Share to the Consolidated Financial Statements and Note 12-"Net Loss per Share" to the Consolidated Financial Statements)

31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002, as amended (filed herewith).

31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002, as amended (filed herewith).

32.1	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002, as amended (furnished herewith).

32.2	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002, as amended (furnished herewith).

101.0
The following financial information from the Actua Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements (filed herewith).

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Actua Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 9, 2016	ACTUA CORPORATION

		By:	/s/ R. KIRK MORGAN
		Name:	R. Kirk Morgan
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)