Form 10-Q
period 2016-06-30
Actua Corp
filed 2016-08-05
CIK 1085621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2016.
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The number of shares of the Company’s Common Stock, $0.001 par value per share, outstanding as of August 2, 2016 was 39,508,223 shares.

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
Factors that could cause our actual results, levels of activity, performance or achievements to differ materially from those anticipated in forward-looking statements include, but are not limited to, factors discussed elsewhere in this Report and include, among other things:

•	the valuation of public and private cloud-based businesses by analysts, investors and other market participants;

•	continued development of the cloud-based software market;

•	our ability to compete successfully in highly-competitive, rapidly-developing markets;

•	economic and market conditions generally;

•	capital spending by customers;

•	our ability to retain existing customer relationships and revenue streams (particularly significant ones) and to secure new ones;

•	developments in the vertical markets in which we operate, and our ability to respond to those changes in a timely and effective manner;

•	the availability, performance and security of our cloud-based technology, particularly in light of increased cybersecurity risks and concerns;

•	our ability to retain and motivate current key personnel and to attract new personnel;

•	our ability to deploy capital effectively and on acceptable terms;

•	our ability to successfully integrate any acquired businesses, and any other difficulties related to the acquisition of businesses;

•	the impact of any potential acquisitions, dispositions or other strategic transactions, which may impact our operations, financial condition, capitalization or indebtedness; and

•	our ability to have continued access to capital and to manage capital resources effectively.
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

Item 1. Financial Statements
ACTUA CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30, 2016	December 31, 2015
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$43,222	$76,313
Restricted cash	1,669	2,206
Accounts receivables, net of allowance ($1,626-2016; $918-2015)	21,921	19,902
Prepaid expenses and other current assets	6,484	4,876
Total current assets	73,296	103,297
Fixed assets, net of accumulated depreciation and amortization ($19,268-2016; $17,537-2015)	10,627	8,781
Goodwill	226,189	226,034
Intangible assets, net	83,782	89,395
Cost method businesses	18,646	18,146
Deferred tax asset	2,848	2,900
Other assets, net	1,618	1,591
Total assets	$417,006	$450,144
LIABILITIES
Current liabilities
Short-term debt	$1,320	$1,320
Accounts payable	9,569	11,301
Accrued expenses	11,076	10,979
Accrued compensation and benefits	8,063	12,251
Deferred revenue	45,861	40,282
Total current liabilities	75,889	76,133
Deferred tax liability	266	266
Deferred revenue	1,353	2,038
Other liabilities	7,282	3,230
Total liabilities	84,790	81,667
Redeemable noncontrolling interests (Note 4, Consolidated Businesses)	6,362	10,506
EQUITY
Actua Corporation’s stockholders’ equity
Preferred stock, $0.01 par value; 10,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value; 2,000,000 shares authorized, 46,505 shares (2016) and 46,763 shares (2015) issued	47	47
Treasury stock, at cost 6,998 shares (2016) and 5,988 shares (2015)	(65,042)	(55,509)
Additional paid-in capital	3,570,053	3,563,848
Accumulated deficit	(3,192,393)	(3,165,321)
Accumulated other comprehensive (loss) income	(72)	40
Total Actua Corporation’s stockholders’ equity	312,593	343,105
Noncontrolling interests	13,261	14,866
Total equity	325,854	357,971
Total liabilities, redeemable noncontrolling interest and equity	$417,006	$450,144

See accompanying notes to consolidated financial statements.

ACTUA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$36,709	$33,536	$71,319	$64,128
Operating expenses
Cost of revenue	10,840	9,783	21,032	19,515
Sales and marketing	13,808	12,163	26,967	23,399
General and administrative	13,561	15,966	28,057	31,402
Research and development	7,653	7,373	15,203	14,466
Amortization of intangible assets	4,108	3,706	8,172	7,722
Impairment related and other	117	489	348	835
Total operating expenses	50,087	49,480	99,779	97,339
Operating loss	(13,378)	(15,944)	(28,460)	(33,211)
Other (loss) income, net	(67)	(102)	(223)	1,435
Interest income	39	35	87	54
Interest expense	(71)	(31)	(117)	(68)
Loss before income taxes and noncontrolling interest	(13,477)	(16,042)	(28,713)	(31,790)
Income tax expense	(81)	(1)	(228)	(178)
Net loss	(13,558)	(16,043)	(28,941)	(31,968)
Less: Net loss attributable to the noncontrolling interest	(817)	(761)	(1,869)	(1,921)
Net loss attributable to Actua Corporation	$(12,741)	$(15,282)	$(27,072)	$(30,047)

Basic and diluted net loss per share attributable to Actua Corporation:	$(0.35)	$(0.41)	$(0.73)	$(0.81)

Shares used in computation of basic and diluted loss per share	36,760	37,123	37,027	36,983

Net loss	$(13,558)	$(16,043)	$(28,941)	$(31,968)
Other comprehensive loss:
Foreign currency translation adjustment	38	—	112	—
Comprehensive loss	(13,520)	(16,043)	(28,829)	(31,968)
Less: Comprehensive loss attributable to the noncontrolling interest	(817)	(761)	(1,869)	(1,921)
Comprehensive loss attributable to Actua Corporation	$(12,703)	$(15,282)	$(26,960)	$(30,047)
See accompanying notes to consolidated financial statements.

ACTUA CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)
(unaudited)

	Actua Corporation Stockholders’ Equity
					Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss) (“AOCI”)	Non- controlling Interest	Total
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance as of December 31, 2014	46,405	$46	(5,892)	$(53,807)	$3,553,430	$(3,069,241)	$40	$18,288	$448,756
Equity-based compensation expense related to stock appreciation rights (“SARs”) and stock options	—	—	—	—	279	—	—	—	279
Equity-based compensation related to deferred stock units (“DSUs”)	—	—	—	—	36	—	—	—	36
Equity-based compensation related to restricted stock (“RS”)	—	—	—	—	12,822	—	—	—	12,822
Issuance of DSUs	95	—	—	—	82	—	—	—	82
Issuance of RS, net of forfeitures primarily related to satisfying tax withholdings	304	1	—	—	(3,843)	—	—	—	(3,842)
Exercise of SARs and stock options, net of forfeitures related to satisfying tax withholdings	2	—	—	—	(9)	—	—	—	(9)
Impact of redeemable noncontrolling interest accretion	—	—	—	—	(3,639)	—	—	—	(3,639)
Impact of subsidiary equity transactions	—	—	—	—	2,533	—	—	710	3,243
Repurchase of common stock	—	—	(96)	(1,702)	—	—	—	—	(1,702)
Net loss	—	—	—	—	—	(30,047)	—	(1,773)	(31,820)
Balance as of June 30, 2015	46,806	$47	(5,988)	$(55,509)	$3,561,691	$(3,099,288)	$40	$17,225	$424,206

See accompanying notes to consolidated financial statements.

ACTUA CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)
(unaudited)

	Actua Corporation Stockholders’ Equity
					Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss) (“AOCI”)	Non-controlling Interest	Total
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance as of December 31, 2015	46,763	$47	(5,988)	$(55,509)	$3,563,848	$(3,165,321)	$40	$14,866	$357,971
Equity-based compensation expense related to stock appreciation rights (“SARs”) and stock options	—	—	—	—	108	—	—	—	108
Equity-based compensation related to deferred stock units (“DSUs”)	—	—	—	—	193	—	—	—	193
Equity-based compensation related to restricted stock (“RS”)	—	—	—	—	7,017	—	—	—	7,017
Issuance of RS, net of forfeitures primarily related to satisfying tax withholdings	(258)	—	—	—	(1,536)	—	—	—	(1,536)
Impact of redeemable noncontrolling interest accretion	—	—	—	—	(1,103)	—	—	—	(1,103)
Impact of subsidiary equity transactions	—	—	—	—	1,526	—	(112)	135	1,549
Repurchase of common stock	—	—	(1,010)	(9,533)	—	—	—	—	(9,533)
Net loss	—	—	—	—	—	(27,072)	—	(1,740)	(28,812)
Balance as of June 30, 2016	46,505	$47	(6,998)	$(65,042)	$3,570,053	$(3,192,393)	$(72)	$13,261	$325,854

See accompanying notes to consolidated financial statements.

ACTUA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2016	2015
OPERATING ACTIVITIES
Net loss	$(28,941)	$(31,968)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	10,059	10,069
Equity-based compensation	9,125	14,343
Impairment related and other	394	340
Other loss (income), net	223	(1,435)
Deferred tax asset	52	76
Contingent consideration	32	496
Changes in operating assets and liabilities - net of acquisitions:
Accounts receivable, net	(2,100)	1,014
Prepaid expenses and other assets	(1,590)	(757)
Accounts payable	(2,751)	(1,503)
Accrued expenses	(1,012)	473
Accrued compensation and benefits	(4,331)	(396)
Deferred revenue	5,091	4,785
Other liabilities	4,043	1,051
Cash flows used in operating activities	(11,706)	(3,412)
INVESTING ACTIVITIES
Capital expenditures	(1,765)	(3,919)
Change in restricted cash	551	68
Proceeds from other distributions	46	1,415
Ownership acquisition, net of cash acquired	(2,471)	(1,957)
Cash flows used in investing activities	(3,639)	(4,393)
FINANCING ACTIVITIES
Acquisition of noncontrolling interest in subsidiary equity	(5,515)	(3,952)
Payments of contingent consideration	(1,464)	(1,870)
Borrowings of short-term debt and notes payable	5,574	820
Repayment of notes payable and capital lease obligations	(5,241)	(24)
Purchase of treasury stock	(9,533)	(1,704)
Tax withholdings related to equity-based awards	(1,536)	(3,858)
Other financing activities	36	(8)
Cash flows used in financing activities	(17,679)	(10,596)
Effect of exchange rate on cash flows and cash equivalents	(67)	(111)
Net decrease in cash and cash equivalents	(33,091)	(18,512)
Cash and cash equivalents at beginning of period	76,313	103,134
Cash and cash equivalents at end of period	$43,222	$84,622

See accompanying notes to consolidated financial statements.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. The Company
Description of the Company
Actua Corporation (together with its subsidiaries, “Actua”), which was formed on March 4, 1996, is a multi-vertical cloud technology company with offerings that it believes create unique and compelling value for its customers and provide transformative efficiency to vertical markets worldwide. As of June 30, 2016, Actua owned four businesses, each of which addresses the needs of a specific vertical market or industry: Bolt Solutions, Inc. (“Bolt”), Folio Dynamics Holdings, Inc. (“FolioDynamix”), GovDelivery Holdings, Inc. (“GovDelivery”), and VelocityEHS Holdings, Inc. (formerly MSDSonline Holdings, Inc.) (“VelocityEHS”). Please refer to Item 1, “Business”, in Actua’s Annual Report on Form 10-K for the year ended December 31, 2015 for a more detailed description of Actua and its businesses.
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
Any changes in Actua’s ownership interest in a consolidated subsidiary, whether through additional equity issuances (to Actua or otherwise) by the consolidated subsidiary or through Actua acquiring equity interests from existing shareholders, following which Actua maintains control, is recognized as an equity transaction, with appropriate adjustments to both Actua’s additional paid-in capital and the corresponding noncontrolling interests. The difference between the carrying amount of Actua’s ownership interest in the company and the underlying net book value of the company after the issuance of stock by the company is reflected as an equity transaction in Actua’s Consolidated Statements of Changes in Equity.
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
Equity Method
Actua did not own any equity method businesses during the first six months of 2016 or during the year ended December 31, 2015. Businesses that are not consolidated, but over which Actua exercises significant influence, are accounted for under the equity method of accounting. The determination as to whether or not Actua exercises significant influence with respect to a company depends on an evaluation of several factors, including, among others, representation on the company’s board of directors and equity ownership level, which is generally between a 20% and a 50% interest in the voting securities of an equity method business, as well as voting rights associated with Actua’s holdings in common stock, preferred stock and other convertible instruments in that company.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

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
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. The estimates, which include evaluation of Actua’s debt and equity holdings in businesses, asset impairment, revenue recognition, income taxes, and commitments and contingencies are based on management’s best judgments. Management evaluates its estimates and underlying assumptions on an ongoing basis using historical experience and other factors, such as the current economic environment, that management believes to be reasonable under the circumstances and adjusts its estimates and assumptions when facts and circumstances dictate that it is necessary or appropriate to do so. It is reasonably possible that Actua’s accounting estimates with respect to the ultimate recoverability of Actua’s ownership interests in convertible debt, equity holdings, goodwill, and the useful lives of intangible assets could change in the near term and that the effect of such changes on Actua’s Consolidated Financial Statements could be material. As of June 30, 2016, management believes the recorded amounts of goodwill, intangible assets and cost method businesses were not impaired. Actua determined that, as of December 31, 2015, goodwill associated with the FolioDynamix reporting unit was partially impaired and recognized a loss of $39.7 million for the period. Please refer to Note 3, “Goodwill and Intangible Assets.”
Cash and Cash Equivalents
Actua considers all highly liquid instruments with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents at June 30, 2016 and December 31, 2015 were invested principally in money market accounts.
Restricted Cash
Actua considers cash that is legally restricted and cash that is held as a compensative balance for both operating leases and trust accounts, maintained and operated in conjunction with Actua’s insurance business, as restricted cash. Actua had long-term restricted cash of $0.6 million as of June 30, 2016 and December 31, 2015, that is included in “Other assets, net” in Actua’s Consolidated Balance Sheets.
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

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

Actua estimates the fair value of its reporting units using “Level 2” and “Level 3” inputs, as described in Note 6, “Fair Value Measurements.” Significant judgments and estimates are made to estimate the fair value of Actua’s reporting units, such as projected future earnings, applicable discount rates, the selection of peer earnings multiples and the relative weighting of different fair value indicators. Actua determines market multiples from comparable publicly-traded companies and applies those multiples to the revenue of the reporting units to estimate the fair values, which are then compared to the respective carrying values of the reporting units.
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
Cost Method Businesses
Actua evaluates its carrying value in cost method businesses continuously to determine whether an other-than-temporary decline in the fair value of any such business exists and should be recognized. In order to make that determination, Actua considers each such business’ achievement of its business plan objectives and milestones, the fair value of its ownership interest in each such business (which, in the case of any company listed on a public stock exchange, is the quoted stock price of the relevant ownership interest), the financial condition and prospects of each such business, and other relevant factors. The business plan objectives and milestones Actua considers include, among others, those related to financial performance, such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature, such as obtaining key business partnerships or the hiring of key employees. Impairment charges are determined by comparing Actua’s carrying value of a business with the business’s estimated fair value. Fair value is determined by using a combination of estimating the cash flows related to the relevant business, including estimated proceeds on disposition, and an analysis of market price multiples of companies engaged in lines of business similar to the business being evaluated. Actua concluded that the carrying values of its cost method businesses were not impaired as of June 30, 2016 and December 31, 2015.
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

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

Bolt
Bolt generates revenue from (1) SaaS software licenses, (2) maintenance and support services, (3) professional service fees, (4) insurance commissions, including contingency bonus revenues from insurance carriers, and (5) subscription fees.
Bolt enters into certain multiple deliverable arrangements that relate primarily to its software licenses (which are delivered through a cloud-based model), professional services necessary for the functionality of the software, and maintenance and support services. Bolt evaluates each deliverable in a multiple deliverable arrangement to determine whether that deliverable has standalone value. A delivered element has standalone value if the element has value to a customer on a standalone basis (supported by whether Bolt routinely provides these elements independent of other products and/or services, or a third-party vendor could provide a similar service to the customer). Additionally, Bolt considers whether there is a customer-negotiated refund or return right for the delivered element. If these criteria are not met, the deliverable is combined with the undelivered elements and the allocation of the arrangement consideration and revenue recognition are determined for the combined elements and recognized over the applicable contract term.
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
Under Bolt’s cloud-based software licenses, certain professional services are essential for the functionality of the software, and the related maintenance and support services do not have standalone value to Bolt’s customers and are therefore combined, and revenue under these licenses is recognized ratably over the applicable contract term.  For certain professional service deliverables that have been determined to have standalone value, Bolt has historically concluded that neither VSOE nor TPE can be established and, as such, it has relied on ESP to allocate revenue to each element. Those fees are then recognized as the services are performed and/or the professional services are delivered. Finally, certain professional services are sold separately. Those fees are recognized as the professional services are delivered.
Bolt’s commissions on the premiums from sales of insurance policies are recognized when Bolt has sufficient information to determine (1) the amount that it is owed and (2) whether it is probable that the economic benefits associated with the transaction will flow to Bolt. Bolt recognizes subscription fee revenue over the subscription period, which is generally a one-month period.
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
Certain revenues earned by FolioDynamix for advisory services require judgment to determine whether the revenue should be recorded on a gross basis (that is, with FolioDynamix as a principal) or net of related costs (that is, with FolioDynamix as an agent). In general, these revenues are recognized on a net basis if FolioDynamix does not have control over selecting vendors and pricing, and when the FolioDynamix is acting as an agent of the supplier.  Revenues from professional services are deemed to not have standalone value and therefore are recognized ratably over the contract term.
FolioDynamix’s contracts are billed in annual, quarterly or monthly installments and are primarily non-cancellable.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

GovDelivery
GovDelivery revenue consists primarily of software subscription revenue; however, GovDelivery has growing revenue from media advertising and delivery of professional services, such as developing Drupal applications for government entities. The core business of subscription revenue consist of (1) nonrefundable setup fees and (2) cloud-based SaaS monthly subscription fees. As the setup fees do not have standalone value to a customer, they are combined with subscription fees and are recognized in revenue over the initial contract term. Costs related to performing setup services are expensed as incurred. GovDelivery has typically represented a significant portion of Actua’s historical deferred revenue balances. GovDelivery’s contracts are generally billed in annual, quarterly, or monthly installments and contain cancellation clauses by which the customer can cancel the contract with 30 days written notice. In instances of cancellation, the pro rata balance of the agreement would be refundable. Historically, GovDelivery has experienced very low levels of cancellations.

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
(Unaudited)

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
Supplemental Cash Flow Disclosures
Actua did not pay any interest or make any income tax payments during the three and six months ended June 30, 2016 and 2015. Non-cash fixed assets purchased but not paid during the three and six months ended June 30, 2016 were in the amounts of $0.4 million and $2.2 million, respectively. These amounts were zero for the three and six months ended June 30, 2015.
Reclassifications
Certain amounts in the prior year financial statements have been reclassified to conform to the current-year presentation. The impact of the reclassifications made to prior year amounts is not material and did not affect net loss.
Adjustments to Previously Reported Amounts / Immaterial Correction of an Error
During the second quarter of 2015, Actua revised previously reported amounts due to a change from recognizing noncontrolling interests related to FolioDynamix as a component of permanent equity to recognizing those interests as a component of temporary equity in redeemable noncontrolling interests.  In accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, management evaluated the materiality of the error from qualitative and quantitative perspectives, and concluded that the error was immaterial to the current and prior periods. The correction of the immaterial error resulted in an increase to the line item “Redeemable noncontrolling interests” of $4.1 million and decreases to the line items “Additional paid-in capital” and “Noncontrolling interests” of $1.4 million and $2.7 million, respectively, on Actua’s Consolidated Balance Sheets as of December 31, 2014. The afore mentioned corrections to "Additional paid-in capital" and Noncontrolling interests" also impacted the "Balance as of December 31, 2014" line item on Actua's Consolidated Statements of Changes in Equity. This immaterial correction of an error had no impact on Actua’s Consolidated Statements of Operations in any period.
Escrow Information
When an interest in one of Actua’s businesses is sold, a portion of the proceeds may be held in escrow primarily to satisfy purchase price adjustments and/or indemnity claims. Actua records gains on escrowed proceeds at the time Actua is entitled to receive those proceeds from escrow, the amount is fixed or determinable and realization is assured. As of June 30, 2016, $4.0 million related to Actua’s potential proceeds from sales of former businesses remained in escrow to satisfy potential or unresolved indemnification claims. Those outstanding escrow amounts are scheduled to be released throughout the remainder of 2016, subject to pending and potential indemnity claims pursuant to the terms of the applicable acquisition agreements.
Concentration of Customer Base and Credit Risk
No single customer of Actua’s consolidated businesses represented more than 10% of Actua’s consolidated revenue for the three and six months ended June 30, 2016 and 2015.
Commitments and Contingencies
From time to time, Actua and its businesses are involved in various claims and legal actions arising in the ordinary course of business. Actua does not expect any liability with respect to any legal claims or actions, either individually or in the aggregate, that would materially affect its consolidated financial position or cash flows.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, that provides a single, comprehensive revenue recognition model for all contracts with customers. Under the new guidance, an entity will recognize revenue based on amounts the entity expects to be entitled to in exchange for the transfer of goods or services. The new guidance also includes enhanced disclosure requirements. This guidance, which will be applied either retrospectively or as a cumulative-effect adjustment as of the date of adoption, will be effective for Actua beginning on January 1, 2018. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), to clarify the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which clarifies the identification of performance obligations and the licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which addresses collectability, sales and other taxes, noncash consideration, contract modifications at transition, completed contracts at transition and technical correction. The effective dates for these ASUs are the same as the effective date for ASU 2014-09; Actua is in the process of evaluating the adoption alternatives and impact that the guidance will have on the Consolidated Financial Statements.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments--Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The new guidance is effective for Actua for the annual period beginning January 1, 2018. Actua is in the process of evaluating the impact of this new pronouncement.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under the new guidance, most leases will be recognized on Actua’s Consolidated Balance Sheets as liabilities with corresponding right-of-use assets. The new guidance is effective for Actua for the annual period beginning January 1, 2019, including interim periods within those annual periods, with early adoption permitted. The standard must be adopted using a modified retrospective approach. Actua is in the process of evaluating the impact of this new pronouncement.
In March 2016, the FASB issued ASU 2016-07, Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting, which eliminated the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment qualifies for equity method accounting. The amendments in this update are effective for Actua for fiscal years, and interim periods within those fiscal years, beginning January 1, 2017. As Actua does not currently have any equity method investments, the guidance is not expected to have a significant impact on the Consolidated Financial Statements.
In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which provides guidance involving several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. Under the new guidance, all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit in the income statement, whereas under current GAAP, excess tax benefits are recognized in additional paid-in capital and tax deficiencies are recognized either as an offset to accumulated excess tax benefits, if any, or in the income statement. Under the new guidance, excess tax benefits should be classified along with other income tax cash flows as an operating activity, as opposed to a financing activity under current GAAP. Additionally, an entity can make an accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. The amendments in this update are effective for Actua for annual periods beginning January 1, 2017, and interim periods within those annual periods. Actua is in the process of evaluating the impact of this new pronouncement.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

Recently Adopted Accounting Guidance
In August 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, that provides guidance regarding a simplified presentation of debt issuance costs, requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts or premiums. This guidance, which is applied retrospectively upon adoption, was effective for Actua beginning with the December 31, 2015 annual reporting period. The adoption of this guidance did not have a significant impact on Actua’s Consolidated Financial Statements.
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

3. Goodwill and Intangible Assets
Goodwill
The following table summarizes the activity related to Actua’s goodwill:

(in thousands)	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
Goodwill as of December 31, 2015	$265,994	$(39,960)	$226,034
Acquisitions	155	—	155
Goodwill as of June 30, 2016	$266,149	$(39,960)	$226,189

As of June 30, 2016 and December 31, 2015, all of Actua’s goodwill was allocated to its vertical cloud segment.

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
The completion of Actua's 2015 year-end impairment testing resulted in no impairments related to Actua’s other consolidated businesses, because the fair value of the reporting units exceeded their carrying value for each of those reporting units, including goodwill.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

Intangible Assets
The following table summarizes Actua’s intangible assets:

(in thousands)		As of June 30, 2016
		Gross Carrying	Accumulated	Net Carrying
Intangible Assets	Useful Life	Amount	Amortization	Amount
Customer relationships	1-11 years	$77,903	$(27,065)	$50,838
Trademarks/trade names	3-11 years	24,835	(9,489)	15,346
Technology	5-10 years	26,889	(10,071)	16,818
Non-compete agreements	2-5 years	3,645	(3,565)	80
		133,272	(50,190)	83,082
Other intellectual property (1)	Indefinite	700	—	700
		$133,972	$(50,190)	$83,782

(in thousands)		As of December 31, 2015
		Gross Carrying	Accumulated	Net Carrying
Intangible Assets	Useful Life	Amount	Amortization	Amount
Customer relationships	1-11 years	$76,414	$(22,652)	$53,762
Trademarks/trade names	3-11 years	24,835	(7,763)	17,072
Technology	5-10 years	25,820	(8,055)	17,765
Non-compete agreements	2-5 years	3,645	(3,549)	96
		130,714	(42,019)	88,695
Other intellectual property (1)	Indefinite	700	—	700
		$131,414	$(42,019)	$89,395
____________________

(1)
Included in this line item is a domain name valued at $0.3 million that Actua currently believes has an indefinite life, and a domain name for which Actua estimated the residual value to approximate its carrying value of $0.4 million as of both June 30, 2016 and December 31, 2015.

Amortization expense for intangible assets during the three and six months ended June 30, 2016 was $4.1 million and $8.2 million, respectively. Amortization expense for intangible assets during the three and six months ended June 30, 2015 was $3.7 million and $7.7 million, respectively.
Remaining estimated amortization expense for the respective years is set forth as follows:

(in thousands)

2016 (remaining six months)	$(7,975)
2017	(15,560)
2018	(14,011)
2019	(12,277)
2020	(10,687)
Thereafter	(22,572)
Remaining amortization expense	$(83,082)

4. Consolidated Businesses
FolioDynamix Acquisition
On November 3, 2014, Actua acquired all of the issued and outstanding stock of FolioDynamix for approximately $201.7 million in cash, which included $0.7 million as a post-closing working capital adjustment that occurred in the first quarter of 2015, and $4.1 million of equity value related to stock options.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

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
On July 13, 2015, GovDelivery acquired Vox Metropolis Inc. (d/b/a Textizen) (“Textizen”) for approximately $1.2 million of cash; $0.4 million of the $1.2 million cash consideration was retained by GovDelivery in order to satisfy potential indemnity claims until July 2016, when the $0.4 million was paid. The acquisition was accounted for under the acquisition method. GovDelivery has allocated the purchase price to the acquired identifiable intangible assets based upon their respective fair values as of the date of acquisition.
On November 25, 2015, VelocityEHS acquired certain assets of WellNet Solutions, Inc. (“WellNet”) for cash consideration of $0.7 million. Additionally, during the six months ended June 30, 2016, $2.2 million of cash was paid for contingent consideration in conjunction with further WellNet customer acquisitions. As a result, intangible assets of $2.9 million were recorded in connection with the acquisition.
On January 22, 2016, VelocityEHS acquired certain assets of ErgoAdvocate LLC (“ErgoAdvocate”) for $1.25 million of cash consideration, $1.0 million of which was paid at the closing of the transaction, and $0.25 million of which will be paid on the one-year anniversary of the closing, subject to reduction for any post-closing indemnification claims. The acquisition was accounted for under the acquisition method. VelocityEHS has allocated the purchase price to the acquired identifiable intangible assets and goodwill based upon their respective fair values as of the date of acquisition.
The allocations of the respective TMGov, Textizen, ErgoAdvocate and WellNet purchase prices to identified intangible assets and tangible assets and liabilities were as follows:

(in thousands)	TMGov	Textizen	ErgoAdvocate	WellNet
Goodwill	$—	$606	$155	$—
Customer lists (5-8 year life)	250	171	26	2,897
Trademarks, trade names and domain names (8 year life)	—	117	—	—
Technology (5-9 year life)	250	347	1,069	—
Other net assets (liabilities)	—	(41)	—	—
Total net assets acquired	$500	$1,200	$1,250	$2,897

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

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

The following is a reconciliation of the activity related to Actua’s redeemable noncontrolling interest during the six months ended June 30, 2016 and 2015:

Balance at December 31, 2014	$10,346
Redeemable noncontrolling interest portion of subsidiary net loss	(148)
Accretion to estimated redemption value	3,638
Equity transfer among owners(1)	(3,339)
Impact of subsidiary equity transactions	(2,110)
Balance at June 30, 2015	$8,387

Balance at December 31, 2015	$10,506
Redeemable noncontrolling interest portion of subsidiary net loss	(129)
Accretion to estimated redemption value	1,232
Equity transfer among owners (2)	(5,247)
Balance at June 30, 2016	$6,362
____________________________

(1)
This amount primarily relates to accretion value adjustments of $0.7 million that partially offset cash payments made during the six months ended June 30, 2015 of $4.0 million to acquire $1.9 million of redeemable noncontrolling interests associated with GovDelivery and $1.4 million of redeemable noncontrolling interests associated with VelocityEHS. These transactions increased Actua’s ownership in GovDelivery from 91% to 93% and its ownership in VelocityEHS from 96% to 98%.

(2)
This amount primarily relates to accretion value adjustments of $0.2 million that partially offset cash payments made during the six months ended June 30, 2016 of $5.4 million to acquire $2.5 million of redeemable noncontrolling interests associated with GovDelivery, $2.4 million of redeemable noncontrolling interests associated with VelocityEHS and $0.5 million of redeemable noncontrolling interests associated with FolioDynamix. These transactions increased Actua’s ownership in GovDelivery from 92% to 94% and its ownership in VelocityEHS from 98% to 99%. Its ownership in FolioDynamix did not significantly change as a result of this repurchase.

Other Consolidated Businesses Transactions
From time to time, Actua acquires additional equity ownership interests in its consolidated businesses. Purchasing equity ownership interests from a consolidated business’ existing shareholders results in an increase in Actua’s controlling interest in that business and a corresponding decrease in the noncontrolling interest ownership. Those transactions are accounted for as decreases to “Noncontrolling interests” and increases to “Additional paid-in capital” in Actua’s Consolidated Balance Sheets for the relevant periods. Actua may also acquire additional equity ownership interests in its consolidated businesses, either from existing holders or as a result of share issuances by one or more of those businesses, and Actua’s equity ownership interests may be diluted by any such share issuances to other parties. An issuance of equity securities by a consolidated business that results in a decrease in Actua’s equity ownership interests is accounted for in accordance with the policy for “Principles of Accounting for Ownership Interests” described in Note 2, “Significant Accounting Policies.” Other changes to Actua’s equity ownership interests in its consolidated businesses, as well as equity-based compensation award activity at those businesses, also result in adjustments to “Additional paid-in capital” and “Noncontrolling interests” in Actua’s Consolidated Balance Sheets. The impact of any equity-related transactions at Actua’s consolidated businesses is included in the line item “Impact of subsidiary equity transactions” in Actua’s Consolidated Statements of Changes in Equity. The impact of these changes to the noncontrolling interest are also included in the line item “Impact of subsidiary equity transactions” in Actua’s Consolidated Statements of Changes in Equity for the relevant period. During the six months ended June 30, 2016, the “Impact of subsidiary equity transactions” line item as shown on Actua’s Consolidated Statements of Changes in Equity was $1.5 million, which was comprised of (1) $5.4 million paid by Actua in order to buy back shares in its consolidated businesses and (2) $(3.9) million relating to Actua’s share of its consolidated businesses equity transactions.
Pro Forma Information (Unaudited)
The information in the following table represents the revenue, net loss attributable to Actua Corporation and the net loss per diluted share attributable to Actua Corporation for the relevant periods had it owned TMGov, Textizen, ErgoAdvocate and WellNet for the three-month and six-month periods ended June 30, 2015.

(in thousands, except per share data)	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Revenue	$33,972	$64,902
Net loss attributable to Actua Corporation	$(15,772)	$(30,982)
Net loss per diluted share attributable to Actua Corporation	$(0.42)	$(0.83)

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

5. Cost Method Businesses
Actua’s carrying value of its holdings in cost method businesses was $18.6 million as of June 30, 2016 and $18.1 million as of December 31, 2015, as reflected in the line item “Cost method businesses” in Actua’s Consolidated Balance Sheets as of the relevant dates. During the six months ended June 30, 2016, Actua acquired an incremental $0.5 million interest in a cost method business, Parchment Inc. (“Parchment”).
Impairments
Actua performs ongoing business reviews of its cost method businesses to determine whether Actua’s carrying value in those businesses is impaired. Actua determined its carrying value in its cost method businesses was not impaired during the six months ended June 30, 2016 or the year ended December 31, 2015.

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

•	Level 3 – Unobservable inputs to the valuation techniques that are significant to the fair value of the asset or liability.
Assets and liabilities are measured at fair value based on one or more of the following three valuation techniques:

•	Market Approach – Fair value is determined based on prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities.

•	Income Approach – Fair value is determined by converting relevant future amounts to a single present amount based on market expectations (including present value techniques and option pricing models).

•	Cost Approach – Fair value represents the amount that currently would be required to replace the service capacity of the relevant asset (often referred to as replacement cost).
The fair value hierarchy of Actua’s financial assets measured at fair value on a recurring basis were as follows:

(in thousands)		Valuation
		Technique
	Asset (liability)	(Approach)	Level 1	Level 2	Level 3
June 30, 2016
Cash equivalents (money market accounts)	$35,954	Market	$35,954	$—	$—
Acquisition contingent consideration obligations	(2,000)	Income	—	—	(2,000)
	$33,954		$35,954	$—	$(2,000)

		Valuation
		Technique
	Asset (liability)	(Approach)	Level 1	Level 2	Level 3
December 31, 2015
Cash equivalents (money market accounts)	$65,136	Market	$65,136	$—	$—
Acquisition contingent consideration obligations	(1,968)	Income	—	—	(1,968)
	$63,168		$65,136	$—	$(1,968)

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

 The carrying value of certain of Actua’s other financial instruments, including accounts receivable and accounts payable, approximates fair value due to the short-term nature of those instruments.

As of June 30, 2016 and December 31, 2015, Actua accounts for a contingent earn-out payment related to VelocityEHS’ acquisition of KMI, which was a component of VelocityEHS’ purchase price for KMI. A fair value of that obligation was determined on the date of acquisition using Monte Carlo simulation models that yielded a value of $1.2 million. The fair value of the obligation as of June 30, 2016 has been determined, through the update of models, Actua’s calculations and/or qualitative analysis, to be $2.0 million, its maximum value. The contingent obligation related to VelocityEHS’ acquisition of KMI will be paid in August 2016 and has been classified as a short-term liability on Actua’s Consolidated Balance Sheets as of both June 30, 2016 and December 31, 2015. Increases were reflected as charges on the "Impairment related and other" line item on Actua's Consolidated Statements of Operations.

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

Actua performs sensitivity analysis of the fair value calculation. In evaluating the reasonableness of its fair value estimates, Actua considers, among other factors, the relationship between its book value, the market price of its common stock and the fair value of its reporting units. As of June 30, 2016, the closing price of Actua's Common Stock ($9.03 per share) exceeded the book value of its assets ($8.25 per share). Multiples of revenue are commonly used in valuing businesses. In 2016, the market multiples of comparable companies in the cloud technology industry have decreased significantly over the past year. If the closing stock price or market multiples continue to decline, it would likely indicate the occurrence of events or changes that would cause Actua to perform additional impairment analyses which could result in further revisions to its fair value estimates. Actua will continue to monitor and evaluate this relationship. Additionally, should actual results differ materially from Actua's projections, additional impairment would likely result.
7. Debt
On August 9, 2013, as part of a round of debt financing led by Actua, Bolt entered into certain loan agreements with one of its minority shareholders that exercised preemptive rights, Neurone II Investments G.P., Ltd. (“Neurone”). Those agreements provided for a term loan of $0.5 million, subject to an interest rate of 8.0% and maturity date of August 9, 2015. Since the loan matured on August 9, 2015, it has become payable on demand and interest continues to accrue at 8% interest. The principal amount on the loan, which is convertible into shares of preferred stock in Bolt, has a fair value of $0.5 million as of both June 30, 2016 and December 31, 2015. As of both June 30, 2016 and December 31, 2015, $0.5 million is outstanding under the term loan and is included in the line item “Short-term debt” in Actua’s Consolidated Financial Statements.
On January 1, 2015, as part of a round of debt financing led by Actua, Bolt entered into certain additional loan agreements with Neurone that provide for a term loan of $0.8 million, subject to an interest rate of 8.0% and a maturity date of May 1, 2016 and is now payable on demand. The loan, which is convertible into shares of Bolt’s preferred stock, has a fair value of $0.8 million as of June 30, 2016.  As of June 30, 2016, $0.8 million is outstanding under the term loan and is included in the line item “Short-term debt” in Actua’s Consolidated Balance Sheets.
On February 26, 2016, GovDelivery entered into a working capital revolving credit facility with Venture Bank, that matures on February 26, 2017 and provides for an advance amount of $5.0 million, subject to an interest rate of 5.5% and certain financial covenants. The facility is secured by the assets of GovDelivery.  During the six months ended June 30, 2016, GovDelivery borrowed and repaid $5.0 million under the credit facility. GovDelivery was compliant with the financial covenants of the credit facility for the six months ended June 30, 2016. Subsequent to the six-month period ended June 30, 2016, GovDelivery borrowed an additional $2.0 million through the above mentioned line of credit, all of which is currently outstanding.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

8. Treasury Stock
Actua has been authorized pursuant to a share repurchase program to repurchase, from time to time, shares of Common Stock in open market transactions, including pursuant to trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act or in privately negotiated transactions. The program was adopted in 2008 and was most recently expanded in 2013 to allow for the repurchase of up to $150.0 million of shares of Actua's Common Stock. During the three and six months ended June 30, 2016, Actua repurchased 540,000 shares and 1,010,000 shares of its Common Stock, respectively. During the six months ended June 30, 2016, Actua paid $9.5 million related to the repurchases at an average stock price of $9.41 per share. Actua did not repurchase any shares during the three months ended June 30, 2015. During the six months ended June 30, 2015, Actua repurchased 96,277 shares of its Common Stock at an average price of $17.66 per share. Since commencement of the program, Actua has deployed a total of $64.8 million to repurchase a total of 6,997,849 shares of Common Stock for an average purchase price of $9.26 per share. As of the date of this Report, Actua may repurchase an additional $85.2 million of its Common Stock under the program. Repurchases are reflected in the line item “Treasury stock, at cost” as a reduction of stockholders’ equity in Actua’s Consolidated Balance Sheets in the relevant period.

9. Equity-Based Compensation
Equity-based compensation awards may be granted to Actua employees, directors and consultants and certain employees of its consolidated businesses under Actua’s 2005 Omnibus Equity Compensation Plan (as amended from time to time, the “Plan”). Generally, the awards vest over a period from one to four years or based on the achievement of performance-based or market-based conditions, and expire eight to ten years after the grant date. Most businesses in which Actua holds equity ownership interests also maintain their own equity incentive compensation plans. As of June 30, 2016, Actua had 1,836,553 shares of Common Stock reserved under the Plan for possible future issuance.
Actua may issue the following types of equity-based compensation to its employees and non-employee directors (1) restricted stock and restricted stock units (often subject to performance-based or market-based conditions), (2) stock appreciation rights (“SARs”), (3) stock options, and (4) deferred stock units (“DSUs”). Actua’s grants of equity-based compensation are approved by its Board of Directors ("Board") or the Compensation Committee of its Board. Equity-based compensation is included in operating expenses, primarily in the line item “General and administrative” in Actua’s Consolidated Statements of Operations.
The following table summarizes the equity-based compensation recognized by expense line item on Actua’s Consolidated Statements of Operations:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of revenue	$31	$29	$72	$55
Sales and marketing	88	79	192	137
General and administrative	3,851	6,887	8,625	13,980
Research and development	112	126	236	171
Total equity-based compensation	$4,082	$7,121	$9,125	$14,343

Equity-based compensation by equity award type:

(in thousands, except weighted average years)	Three Months Ended June 30,		Six Months Ended June 30,		Weighted Average Years Remaining of Equity-Based Compensation as of
	2016	2015	2016	2015	June 30, 2016
Restricted stock	$3,092	$6,167	$7,017	$12,822	1.57
SARs	50	133	108	279	3.72
DSUs	94	19	193	36	1.95
	3,236	6,319	7,318	13,137
Equity-based compensation for consolidated businesses	846	802	1,807	1,206	2.84
Total equity-based compensation	$4,082	$7,121	$9,125	$14,343

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

Unrecognized equity-based compensation by equity award type:

(in thousands)	As of June 30,
	2016	2015
Restricted stock	$16,096	$33,180
SARs	137	253
DSUs	578	1,166
	16,811	34,599
Equity-based compensation for consolidated businesses	9,030	9,292
Total equity-based compensation	$25,841	$43,891

Restricted Stock
Actua periodically issues shares of restricted stock to its employees, employees of its consolidated businesses and its non-management directors. Recipients of restricted stock do not pay cash consideration for the shares and have the right to vote all shares subject to the grant. Any cash dividends paid by Actua in respect of unvested restricted stock would be paid to the holders of outstanding restricted stock at the same time as cash dividends are paid to common stockholders. Any dividends paid by Actua in stock or other property in respect of unvested restricted stock would be paid to the holders of outstanding unvested restricted stock, subject to the same terms and conditions related to vesting, forfeiture and non-transferability as the underlying stock.
Share activity with respect to restricted stock awards for the three and six months ended June 30, 2016 and 2015 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Issued and unvested as of December 31, 2014	3,755,275	$15.94
Granted	441,256	$16.21
Vested	(644,247)	$19.70
Forfeited	(43,660)	$17.85
Issued and unvested as of March 31, 2015	3,508,624	$15.75
Granted	140,416	$13.17
Vested	(63,017)	$10.80
Issued and unvested as of June 30, 2015	3,586,023	$15.74

	Number of Shares	Weighted Average Grant Date Fair Value
Issued and unvested as of December 31, 2015	3,480,828	$16.51
Granted	434,283	$8.44
Vested	(657,317)	$18.75
Forfeited	(588,819)	$10.69
Issued and unvested as of March 31, 2016	2,668,975	$15.93
Granted	112,397	$9.33
Vested	(81,391)	$13.33
Forfeited	(7,500)	$8.44
Issued and unvested as of June 30, 2016	2,692,481	$15.73

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

The total aggregate fair value of restricted stock awards that vested and were converted into Actua’s Common Stock during the three and six months ended June 30, 2016 and 2015 was as follows:

(in thousands)	2016	2015
Three Months Ended March 31,	$5,243	$10,839
Three Months Ended June 30,	776	875
Six Months Ended June 30,	$6,019	$11,714

The following shares were surrendered by Actua's employees for satisfying withholding taxes:

	2016	2015
Three Months Ended March 31,	191,898	207,649
Three Months Ended June 30,	736	26,032
Six Months Ended June 30,	192,634	233,681

As of June 30, 2016, issued and unvested shares of restricted stock granted to Actua’s employees and directors vest as follows:

Number of Shares Unvested	Vesting Conditions
1,355,700	Subject to certain market conditions, as discussed below
419,283	Subject to certain performance conditions, as discussed below
917,498	Subject to certain service conditions, as discussed below
2,692,481
Restricted Stock – Awards with Market Conditions
In recent years, Actua has issued restricted stock awards with market-based vesting conditions to its employees and certain employees of its consolidated businesses, the vesting of which is contingent upon specified price targets of Actua’s Common Stock. The equity-based compensation expense for awards with market-based vesting conditions is recorded based on the fair value of the awards, which is determined using a Monte Carlo simulation model at the time the award is granted. For the majority of the market-based awards that are outstanding as of June 30, 2016, the derived service period over which the expense is to be recognized is also determined by the Monte Carlo simulation model. In the event that the market-based conditions are not achieved and the related restricted stock awards are forfeited, equity-based compensation expense is not reversed; if an employee terminates service with Actua prior to completing the service period associated with the award, any compensation expense associated with the unvested award is reversed.
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
There are various other restricted stock awards that have been issued, the vesting of which are contingent upon the 45-trading date VWAP of Actua’s Common Stock meeting or exceeding the 2014 VWAP Targets on or before February 28, 2018, and such awards remain unvested as of June 30, 2016. These issuances total 90,800 shares awarded, of which 12,600 shares have been forfeited through the quarter ended June 30, 2016.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

In aggregate, and inclusive of any amounts noted in the paragraphs of this subsection, compensation expense related to awards with market conditions was less than $0.1 million and $0.8 million for the three and six months ended June 30, 2016 and $2.6 million and $5.3 million for the equivalent periods of 2015, respectively. Unamortized compensation expense of less than $0.1 million will be amortized in the remaining six months of 2016.
Restricted Stock – Awards with Performance Conditions
Actua also grants restricted stock awards with performance-based vesting conditions to its employees and certain employees of its consolidated businesses, the vesting of which is contingent upon the achievement of specified financial goals. The equity-based compensation expense for awards with performance-based vesting conditions is recorded based on the fair value of the awards, determined by the closing price of Actua’s Common Stock on the date of grant. Actua assesses the probability of the achievement of any performance conditions and adjusts the related equity compensation expense accordingly. In the event that the performance-based conditions are not achieved and the related restricted stock awards are forfeited, equity-based compensation expense related to those awards is reversed.
During January 2014, 244,506 shares of restricted stock were granted to two Actua employees; the vesting of the shares was based on GovDelivery’s achievement of certain performance metrics in 2014 and 2015, with a maximum vesting of 100,247 shares for 2015 and a maximum vesting of 144,259 shares for 2016.  To the extent the performance metrics were not met, the restricted shares lapsed unvested. Based on the achievement of GovDelivery’s 2014 performance metrics, 56,587 shares vested and 43,660 shares were forfeited during the first quarter of 2015. Based on the achievement of GovDelivery’s 2015 performance metrics, 81,322 shares vested and 62,937 shares were forfeited during the first quarter of 2016.
During March 2014, in lieu of the right to receive up to 100% of their respective target bonus amounts under the Actua 2014 Performance Plan (the “2014 Performance Plan”) in cash, senior Actua employees, including Actua’s executive officers, were issued a total of 158,942 shares of restricted stock (determined based on the value of 100% of their respective individual target bonuses under the 2014 Performance Plan and the closing price of Actua’s Common Stock of $20.33 per share on February 28, 2014, the date of the restricted stock grant) (such shares, the “2014 Performance Shares”). If and to the extent that an employee’s achievement percentage under the 2014 Performance Plan:

•	was greater than or equal to 100%, all of the employee’s 2014 Performance Shares would have vested; or

•
was greater than 0% but less than 100%, a portion of that employee’s 2014 Performance Shares would have vested, as determined by the Compensation Committee of Actua’s Board, based on the quantitative and qualitative goals under the 2014 Performance Plan. All of the 2014 Performance Shares vested during the first quarter of 2015.

During March 2015, in lieu of any right to receive up to 150% of their respective target bonus amounts under the Actua 2015 Performance Plan (the “2015 Performance Plan”) in cash, senior Actua employees, including each of Actua’s executive officers, were issued a total of 316,715 shares of restricted stock (determined based on the value of 150% of their respective individual target bonuses under the 2015 Performance Plan and the closing price of Actua’s Common Stock of $16.76 per share on February 27, 2015, the date of the restricted stock grant) (such shares, the “2015 Performance Shares”). If and to the extent that the payout (expressed as a percentage) for an employee under the 2015 performance plan:

•	was greater than or equal to 150% of the target, all of the employee's Performance Plan Restricted Stock would have vested, and the remainder of the bonus, if any, would have been paid in cash; or

•
was greater than 0% but less than 150% of the target, a percentage of the employee's Performance Plan Restricted Stock equal to two-thirds of the payout percentage would have vested, the non-vesting shares of Performance Plan Restricted Stock would have been forfeited, and no amount would have been paid in cash. During the first quarter of 2016, 175,249 shares vested and 141,466 shares were forfeited related to the 2015 Performance Plan.

During February 2015, certain executives of Actua’s consolidated businesses were issued a total of 42,341 shares of restricted stock, the vesting of which was contingent upon the achievement of specified performance targets at those respective businesses.  Based on the achievement of the applicable performance targets, 28,341 of these shares vested in the first quarter of 2016, and 14,000 of these shares were forfeited.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

During March 2016, in lieu of any right to receive up to 100% of their respective target bonus amounts under the Actua 2016 Performance Plan (the “2016 Performance Plan”) in cash, senior Actua employees, including each of Actua’s executive officers, were issued a total of 419,283 shares of restricted stock (determined based on the value of 100% of their respective individual target bonuses under the 2016 Performance Plan and the closing price of Actua’s Common Stock of $8.44 per share on March 3, 2016, the date of the restricted stock grant) (such shares, the “2016 Performance Shares”). If and to the extent that an individual’s achievement percentage under the 2016 Performance Plan is:

•	greater than or equal to 100% of the target, all of that employee’s 2016 Performance Shares will vest; or

•
greater than 0% but less than 100%, a percentage of that employee’s 2016 Performance Shares will vest, and the remaining shares will lapse unvested, as determined by the Compensation Committee of Actua’s Board.

In aggregate, and inclusive of any amounts noted in the paragraphs of this subsection, compensation expense related to performance-based awards was $0.9 million and $1.9 million for the three and six months ended June 30, 2016 and $1.1 million and $2.8 million for the equivalent periods of 2015, respectively. Unamortized compensation expense of $1.8 million will be amortized in the six months remaining in 2016.
Restricted Stock – Awards with Service Conditions
Actua grants restricted stock awards to its employees, its directors and certain employees of its consolidated businesses that vest over a period of time of employee service. The equity-based compensation expense for those time-based awards is recorded based on the fair value of the awards, determined by the ending price of Actua’s Common Stock on the date of grant. In the event that an employee or board member terminates service with Actua (or its consolidated businesses) prior to the vesting of a time-based award, the related restricted stock awards are forfeited and equity-based compensation related to any forfeited award is reversed.
During January 2014, 37,500 shares of restricted stock were granted to Actua’s directors in accordance with Actua’s Amended and Restated Non-Management Director Compensation Plan (the “Director Plan”). Accordingly, those shares vested in January 2015. See “Non-Management Director Equity-Based Compensation - The Director Plan” in this Note 9 for additional details regarding equity-based compensation awarded to Actua’s directors.
During February 2014, 1,377,500 shares of restricted stock were granted to certain of Actua’s employees, including Actua’s executive officers, and certain executives of Actua’s consolidated businesses. Those awards vest in equal increments each year for four years on the anniversary of the grant date.  Accordingly, 344,375 shares of restricted stock vested during February 2015 and 2016. The unamortized equity-based compensation as of June 30, 2016 related to those time-based awards was $11.7 million and will be recognized as follows: $3.5 million in the remaining six months of 2016, $7.0 million in 2017 and $1.2 million in 2018.
During March 2015, 20,000 shares of Actua’s Common Stock were awarded to certain executives of Actua’s consolidated businesses; those shares were not subject to any vesting requirements.  Actua recorded $0.3 million of expense during the three months ended March 31, 2015 related to those awards; the expense is included in the line item “Restricted stock” in the equity-based compensation by equity award type table above.
During January 2015, 18,200 shares of restricted stock were granted to Actua’s non-management Board in accordance with Actua’s Second Amended and Restated Non-Management Director Compensation Plan, as such may be amended from time to time (the “Amended Director Plan”) that took effect January 1, 2015.  Those awards vested in July 2015.  See “Non-Management Director Equity-Based Compensation - The Amended Director Plan” in this Note 9 for additional details regarding equity-based compensation awarded to Actua’s directors.
During June 2015, 140,416 shares of restricted stock were granted to Actua's non-management directors in accordance with the Amended Director Plan. During the year ended December 31, 2015, 511 shares were vested and 514 shares were forfeited. 79,391 shares vested in June 2016; the remaining 60,000 shares vest in equal increments from September 2016 through June 2018. See “Non-Management Director Equity-Based Compensation - The Amended Director Plan” in this Note 9 for additional details regarding equity-based compensation awarded to Actua’s Board.
During June 2016, 72,397 shares of restricted stock with a grant date fair value of $9.02 were granted to Actua's non-management directors in accordance with the Amended Director Plan. These shares vest on the one year anniversary of the grant date. See “Non-Management Director Equity-Based Compensation - The Amended Director Plan” in this Note 9 for additional details regarding equity-based compensation awarded to Actua’s Board.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

There are various other restricted stock awards that were issued in previous years, which vest according to specified service criteria, and remain unvested as of June 30, 2016. Those awards include 7,701 shares of restricted stock granted to Actua’s employees during 2012 that vest ratably each March and September through 2016. Additionally, 88,650 shares of restricted stock from multiple grants vest on the various anniversaries through 2020.
In aggregate, and inclusive of any amounts noted in the paragraphs of this subsection, compensation expense related to awards with service conditions was $2.2 million and $4.4 million for the three and six months ended June 30, 2016 and $2.4 million and $4.7 million for the equivalent periods of 2015, respectively. Unamortized compensation expense of $4.3 million will be amortized in the six months remaining in 2016.
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

The activity with respect to SARs for the three and six months ended June 30, 2016 and 2015 was as follows:

	Number of SARs	Weighted Average Base Price	Weighted Average Fair Value
Outstanding as of December 31, 2014	548,482	$10.62	$5.79
Granted	1,500	$16.69	$8.99
Exercised (1)	(7,897)	$10.61	$5.72
Outstanding as of March 31, 2015	542,085	$10.64	$5.80
Activity for the three months ended June 30, 2015	—	$—	$—
Outstanding as of June 30, 2015	542,085	$10.64	$5.80

	Number of SARs	Weighted Average Base Price	Weighted Average Fair Value
Outstanding as of December 31, 2015	479,656	$10.64	$5.80
Activity for the three months ended March 31, 2016	—	$—	$—
Outstanding as of March 31, 2016	479,656	$10.64	$5.80
Granted	25,000	$9.04	$4.80
Outstanding as of June 30, 2016	504,656	$10.56	$5.75

(1)	The exercise of SARs listed above resulted in the issuance of zero and 1,869 shares of Actua’s Common Stock for the three and six month periods ended June 30, 2015, respectively.

The following table summarizes information about SARs outstanding as of June 30, 2016:

Grant price	Number of SARs outstanding	Number of SARs exercisable	Weighted average remaining contractual life of SARs outstanding (in years)	Aggregate intrinsic value of SARs outstanding as of June 30, 2016 (in thousands)
$6.70 - $8.76	68,264	68,264	2.68	$73
$9.04 - $9.84	169,095	144,086	6.55	$—
$11.69 - $17.31	267,297	265,441	4.61	$—
	504,656	477,791		$73

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

As of June 30, 2016 and 2015, there were 477,791 SARs and 490,722 SARs exercisable, respectively, at a weighted average base price of $10.61 per share and $10.73 per share, respectively, under the Plan. As of June 30, 2016, Actua expects an additional 26,865 SARs to vest in the future. The aggregate intrinsic value of the SARs outstanding as of June 30, 2016 and 2015 was $0.1 million and $2.0 million, respectively.
Stock Options
The fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model. Stock options generally vest ratably over four years: 25% vest on the first anniversary of the grant date, and the remaining 75% vest ratably each month over the subsequent 36 months.
There was no activity with respect to stock options during the six months ended June 30, 2016 and 2015. There were 250 stock options outstanding as of both June 30, 2016 and December 31, 2015; the aggregate intrinsic value of the stock options outstanding as of both June 30, 2016 and December 31, 2015 was de minimis.
SARs and Stock Options Fair Value Assumptions
Actua estimates the grant date fair value of SARs and stock options using the Black-Scholes option-pricing model, which requires the input of highly subjective assumptions. Those assumptions include estimating the expected life of the award and estimating the volatility of Actua’s stock price over the expected term. Expected volatility approximates the historical volatility of Actua’s Common Stock over the period, commensurate with the expected term of the award. Actua has sufficient historical data to calculate an expected term for SARs and stock options granted in the future. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for an instrument with a maturity that is commensurate with the expected term of the award. Changes in the above assumptions, the estimated forfeitures and/or the requisite service period can materially affect the amount of equity-based compensation recognized in Actua’s Consolidated Statements of Operations. The following assumptions were used to determine the fair value of SARs granted to employees by Actua during the six months ended June 30, 2016 and 2015.

	Six Months Ended June 30,
	2016	2015
Expected volatility	56%	56%
Average expected life of SAR (in years)	6.13	6.13
Risk-free interest rate	1.28%	1.51%
Dividend yield	—	—

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
The following table summarizes the activity related to DSUs for the three-month and six-month periods ended June 30, 2016 and 2015:

	Number of shares	Weighted average grant date fair value
Issued and unvested as of December 31, 2014	22,500	$17.63
Vested	(22,500)	$17.63
Issued and unvested as of March 31, 2015	—	$—
Granted	90,000	$13.17
Issued and unvested as of June 30, 2015	90,000	$13.17

	Number of shares	Weighted average grant date fair value
Issued and unvested as of December 31, 2015	90,000	$13.17
Activity for the three months ended March 31, 2016	—	$—
Issued and unvested as of March 31, 2016	90,000	$13.17
Vested	(30,000)	$13.17
Forfeited	(15,000)	$13.17
Issued and unvested as of June 30, 2016	45,000	$13.17
Non-Management Director Equity-Based Compensation – The Director Plan
The Director Plan was effective through December 31, 2014. Under the Director Plan, non-management directors were entitled to an annual grant for which each such director could elect to receive restricted stock or DSUs. All of those shares of restricted stock and DSUs vested during the year ended December 31, 2015.
In 2014, each non-management director was also entitled to receive quarterly cash payments for his service on the Board and its committees, as applicable, under the Director Plan. Each director had the option to elect to receive DSUs in lieu of all or a portion of those cash fees. Each participating director received DSUs representing shares of Actua’s Common Stock with a fair market value equal to the relevant cash fees (with such fair market value determined by reference to the closing Common Stock price reported by NASDAQ on the date these cash fees otherwise would have been paid). DSUs received in lieu of cash fees were fully vested at the time they were granted and will be settled in shares of Actua’s Common Stock upon the termination of the recipient’s service at Actua. The expense for those DSUs was recorded when the fees to which the DSUs relate were earned and is included in the line item “General and administrative” in Actua’s Consolidated Statements of Operations for six months ended June 30, 2015 (but is not reflected in the summarized Equity-Based Compensation table above). During the six months ended June 30, 2015, non-management directors received DSUs representing 4,469 shares of Actua’s Common Stock in lieu of cash for services provided.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

Non-Management Director Equity-Based Compensation – The Amended Director Plan
Pursuant to the Amended Director Plan, the compensation of Actua’s non-management directors was modified as follows for 2015:  (1) the form of director retainer fee payments changed from quarterly cash payments to annual director restricted stock grants (with restricted stock with a six-month vesting period being granted in January 2015 and, thereafter, annual grants being made in connection with Actua’s annual meetings of stockholders) and (2) the number and frequency of non-management director service grant DSUs/shares of director restricted stock changed from 7,500 annually to 22,500 triennially (with 7,500 DSUs/shares of director restricted stock vesting on the one-year anniversary of the grant date, and the remaining 15,000 DSUs/shares of director restricted stock vesting in equal quarterly installments over the following two years).  The annual grants of shares of director restricted stock that replaced the quarterly cash retainer fees (a) are made at the board meeting immediately following the annual meeting of stockholders, (b) are equal in value to the total amount of annual retainer fees that were previously payable for the year (based on the NASDAQ closing price of Actua’s Common Stock on the grant date), (c) vest on the one-year anniversary of the grant date and (d) are no longer subject to a director option to receive DSUs in lieu of the shares.
During January 2015, 18,200 shares of restricted stock with a grant date fair value of $16.10 were granted to Actua’s non-management directors (as discussed previously in this Note 9) representing the director retainer fee for the first half of 2015; those awards vested in July 2015. During June 2015, 50,416 shares of restricted stock with a grant date fair value of $13.17 were granted to Actua’s non-management directors (as discussed previously in this Note 9) representing the director retainer fee for the period from the June 12, 2015 grant date through June 12, 2016; those awards vested in June 2016.
During June 2015, 90,000 shares of restricted stock and 90,000 DSUs (both with a grant date fair value of $13.17) were granted to Actua’s non-management directors representing the directors’ triennial service awards. As detailed above, 30,000 shares of restricted stock and 30,000 DSUs vested in June 2016, 15,000 DSUs were forfeited, in connection with a director's retirement, and the remaining 60,000 shares of restricted stock and 45,000 DSUs vest in equal quarterly installments beginning in September 2016 and ending in June 2018.
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

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

The following assumptions were used to determine the fair value of stock options granted by Actua's consolidated businesses to their employees during the six-month period ended June 30, 2016 and 2015. Due to insufficient historical data, Actua's consolidated businesses used the simplified method to determine the expected life of all stock options granted under the respective equity incentive plans.

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Expected volatility	30% - 50%	35% - 45%
Average expected life of stock options (in years)	4.00 - 6.25	5.84 - 6.25
Risk-free interest rate	1.42% - 1.51%	1.42% - 1.61%
Dividend yield	—	—

10. Other (Loss) Income, net
Other (loss) income, net recorded in Actua's Consolidated Statements of Operations consists of the effect of transactions and other events relating to Actua’s ownership interests and its operations in general, and is comprised of the following:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
(Loss) gain on sales/distributions of ownership interests (1)	$—	$(1)	$46	$1,389
Foreign currency (loss) gain	(67)	(101)	(269)	46
Total other (loss) income, net	$(67)	$(102)	$(223)	$1,435
____________________________
(1)    During the six months ended June 30, 2016 and 2015, Actua received distributions from a previously-owned interest that resulted in proceeds of $30 thousand and $1.0 million for the respective periods. Also during the six months ended June 30, 2016 and 2015, Actua received loan repayments from a previously-owned equity method investment in the amounts of $16 thousand and $0.4 million, respectively.

11. Income Taxes
Actua Corporation, FolioDynamix, GovDelivery, and VelocityEHS file a consolidated federal income tax return. Bolt is not included in Actua’s consolidated federal income tax return. For the six months ended June 30, 2016 and 2015, a tax provision was recognized for state and foreign income taxes; no tax benefit for the loss from continuing operations was recognized as Actua maintains a full valuation allowance against its federal net deferred tax assets that it believes, after evaluating all the positive and negative evidence, both historical and prospective, is more likely than not to not be realized.

12. Net Loss per Share
The calculations of net loss per share were as follows:

(in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic and Diluted:
Net loss attributable to Actua Corporation	$(12,741)	$(15,282)	$(27,072)	$(30,047)

Basic and Diluted:
Net loss attributable to Actua Corporation per share	$(0.35)	$(0.41)	$(0.73)	$(0.81)

Shares used in computation of basis and diluted loss per share	36,760	37,123	37,027	36,983

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

The following potentially dilutive securities were not included in the computation of diluted net loss per share, as their effect would have been anti-dilutive:

	Units (in thousands)	Weighted Average Price per Share
Three Months Ended June 30, 2016
SARs	505	$10.56
Restricted stock (1)	2,692	$—
DSUs	45	$—

Six Months Ended June 30, 2016
SARs	505	$10.56
Restricted stock (1)	2,692	$—
DSUs	45	$—

Three Months Ended June 30, 2015
	—
SARs	542	$10.64
Restricted stock (1)	3,586	$—
DSUs	90	$—

Six Months Ended June 30, 2015
	—
SARs	542	$10.64
Restricted stock (1)	3,586	$—
DSUs	90	$—
___________________________

(1)
Anti-dilutive securities include contingently issuable shares unvested as of June 30, 2016 and 2015, the vesting of which is based on service conditions, performance conditions and market conditions that have not yet been achieved. See Note 9, “Equity-Based Compensation.”

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
During the three and six months ended June 30, 2016, approximately $1.8 million and $3.5 million, respectively, of Actua's consolidated revenue relates to sales generated outside of the United States, primarily Europe and Canada. During the three and six months ended June 30, 2015, approximately $1.6 million and $3.3 million, respectively, of Actua’s consolidated revenue relates to sales generated outside of the United States, primarily Europe and Canada. As of June 30, 2016 and December 31, 2015, Actua’s assets were located primarily in the United States.

ACTUA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

The following tables summarize selected information related to Actua’s segments.

(in thousands)				Reconciling Items
	Vertical Cloud	Vertical Cloud (Venture)	Total Segment	Other (1)	Consolidated
Three Months Ended June 30, 2016
Revenue	$36,709	$—	$36,709	$—	$36,709
Net loss attributable to Actua Corporation	$(7,726)	$—	$(7,726)	$(5,015)	$(12,741)
Three Months Ended June 30, 2015
Revenue	$33,536	$—	$33,536	$—	$33,536
Net loss attributable to Actua Corporation	$(7,428)	$—	$(7,428)	$(7,854)	$(15,282)
Six Months Ended June 30, 2016
Revenue	$71,319	$—	$71,319	$—	$71,319
Net loss attributable to Actua Corporation	$(16,247)	$—	$(16,247)	$(10,825)	$(27,072)
Six Months Ended June 30, 2015
Revenue	$64,128	$—	$64,128	$—	$64,128
Net loss attributable to Actua Corporation	$(15,632)	$—	$(15,632)	$(14,415)	$(30,047)
________________

(1)	The following table reflects the components of “Net loss attributable to Actua Corporation” included within the “Other” category:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Selected Data:	2016	2015	2016	2015
General and administrative	$(5,818)	$(8,532)	$(12,763)	$(17,566)
Impairment related and other	(45)	(106)	(45)	(201)
Other (loss) income, net (Note 10)	—	(1)	46	1,389
Interest income	31	24	68	42
Net loss attributable to the noncontrolling interest	817	761	1,869	1,921
Net loss	$(5,015)	$(7,854)	$(10,825)	$(14,415)

	Vertical Cloud	Vertical Cloud (Venture)	Total Segment	Other	Consolidated Results
Assets as of:
June 30, 2016	$369,597	$17,117	$386,714	$30,292	$417,006
December 31, 2015	$376,565	$16,617	$393,182	$56,962	$450,144

14. Contingencies
During 2008 and 2009, two carried interest plans (one in each year) were established, for which a carried interest of 15% is allocable to Actua’s management participants in each plan. Carried interest will be paid in connection with a liquidity event or income receipt at any of the businesses in which the carried interest plans hold interests, subject to an aggregate specified hurdle threshold and hold-back and claw-back criteria. Actua has allocated approximately $77 million as of June 30, 2016 with respect to these plans and there were no cash deployments related to these plans in 2015 nor the three and six months ended June 30, 2016. Actua’s ownership in Bolt acquired prior to 2015 is held in the 2009 carried interest plan, and the activities over the past few years relative to the 2009 carried interest plan primarily relate to cash deployment from Actua to achieve its objectives of increasing its ownership in, and supporting the cash needs of, Bolt. Beginning in 2015, any additional cash deployment to Bolt has not been included in the carried interest plans. Other than the stake in Bolt held by the 2009 carried interest plan, the assets held by the carried interest plans are immaterial to Actua. As of June 30, 2016, Actua does not expect a liquidity event or income receipt at any of the relevant businesses that would trigger a payment under either of the carried interest plans to occur in the near future, and, accordingly, Actua has not recorded a liability with respect to these plans. Once a liquidity event or income receipt at any of the relevant businesses that would yield proceeds in excess of the calculated hurdle rate occurs, and a payment becomes probable and estimable, Actua would record the appropriate liability. Payments against that liability would occur thereafter, subject to relevant hold-backs and claw-backs. As of June 30, 2016, there were no distributions over the aggregate specified hurdle thresholds, and none are expected in the foreseeable future.

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
Our focus on serving vertical markets, each of which has customers with similar needs and challenges, allows for narrowly-focused and rapid product development, which results in technology that is often better suited than a horizontal solution to address customer needs and challenges. In addition, our proprietary, scalable and secure multi-tenant architecture enables us to have relatively lower research and development expenses than traditional software companies. Based in large part on those advantages, we have invested, and will continue to invest, heavily in research and development at each of our businesses to continue to develop differentiated, vertically-focused cloud-based offerings, which are highlighted by:

•	approximately 5,340 commercial and personal property and casualty insurance products from approximately 100 carriers that Bolt is able to offer through its platform;

•
the broad reach of FolioDynamix’s wealth management platform, which serviced approximately $661 billion of assets under management (“AUM”) as of June 30, 2016, and its complementary investment advisory services, which encompassed approximately $20.4 billion of AUM (of which $5.1 billion are Regulatory AUM) as of June 30, 2016;

•	GovDelivery’s subscriber base in excess of 120 million interested citizens; and

•	VelocityEHS’ industry-leading proprietary database, which contains over 10 million safety data sheets.
Another key component of our business strategy, in addition to our multi-vertical domain expertise and effective and efficient research and development, is the leverage inherent in the recurring revenue generated by our cloud-based software delivery model. In part because our customers are required to make periodic payments to continue receiving access to our cloud-based products and services, we have established long-term relationships with our customers, many of which are governed by multi-year contracts that have historically high renewal rates.  The consistent revenue stream provided by our recurring revenue model, coupled with our relatively high gross margins, allow us to drive revenue growth more consistently over time through investment in lead generation, sales and marketing. In order to ensure that we are effectively leveraging our cloud-based model, we closely monitor and manage the revenue growth rates, along with the gross margins, number of customers and a variety of customer retention and sales efficiency metrics, at each of our businesses. Through the second quarter of 2016:

•
Bolt's revenue grew approximately 4% from the corresponding six-month prior year period. During the six months ended June 30, 2016, Bolt served approximately 2,065 independent commercial and personal property and casualty insurance agent customers, a number of large commercial and personal property and casualty insurance carrier-agency customers, six customers who are non-traditional sellers of commercial and personal property and casualty insurance products and one state commercial and personal property and casualty insurance exchange customer;

•
FolioDynamix’s revenue decreased approximately 6% from the corresponding six-month prior year period. During the six months ended June 30, 2016, it served approximately 90 direct financial services organizations, such as brokerage firms, banks (trust and retail), large registered investment advisors (“RIAs”) and RIA networks and other fee-based managed account providers;

•
GovDelivery’s revenue grew approximately 20% from the corresponding six-month prior year period. During the six months ended June 30, 2016, it served over 1200 government entities, agencies and organizations at the national, state and local levels in both the United States and Europe; and

•
VelocityEHS’ revenue grew approximately 23% from the corresponding six-month prior year period. During the six months ended June 30, 2016, VelocityEHS served around 12,000 customers; approximately 75% are platform customers, consisting of large and mid-market North American businesses in a wide variety of industries.

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

The insurance intermediary business is highly competitive, and numerous firms, some of which have substantially greater financial and other resources, name recognition and market presence than Bolt, actively compete with Bolt for customers and insurance markets. Competition in the insurance business is largely based on innovation, quality of service and price. A number of insurance companies directly sell insurance, primarily to individuals, and do not pay commissions to third-party agents and brokers. In addition, the cloud has increasingly become a source for the direct placement of personal business lines.  We believe that Bolt’s unique platform and the product and technology connectivity that it offers allows Bolt to compete in the insurance market. During the six months ended June 30, 2016, Bolt spent approximately $1.9 million on research and development activities.

As of June 30, 2016, Bolt had 197 employees.

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

FolioDynamix’s five largest customers in terms of revenue generation represented approximately 57% of its revenue for the six months ended June 30, 2016. Although a loss of one or more of these customers (most of which have been signed to long-term contracts through at least 2017), or a significant decrease in the assets, or the value of the assets that one or more of them holds on the FolioDynamix platform would have a negative impact on FolioDynamix’s financial results and condition, FolioDynamix does not have any customer the loss of which would have a materially adverse financial impact on our vertical cloud businesses as a whole.

The market for wealth management software and advisory services is fragmented, competitive and rapidly changing. When selling its software to large financial services organizations, FolioDynamix faces competition from software companies who provide end-to-end, cloud-based solutions and an even larger number of software companies that offer individual point solutions; some of these companies may have better name recognition and financial and other resources than FolioDynamix. To a lesser degree, the company competes with in-house solutions that its current and prospective clients may develop. We believe that FolioDynamix’s sophisticated, highly-scalable, comprehensive cloud-based technology platform, along with its deep wealth management domain knowledge and processes, particularly in the areas of research and regulatory compliance, provide it with a strong position in the wealth management software and advisory services market. During the six months ended June 30, 2016, FolioDynamix spent approximately $5.1 million on research and development activities.

As of June 30, 2016, FolioDynamix had 127 employees, of which 3 were part-time employees.

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

The market for digital communication solutions in general is fragmented, highly competitive and rapidly changing. GovDelivery provides its solutions exclusively to the public sector, while its competitors generally focus on digital marketing solutions targeting either the small business market or the private sector enterprise market. To a lesser degree, GovDelivery competes with in-house solutions that its current and prospective customers may develop. We believe that GovDelivery’s cloud-based technology and domain expertise, which manifests itself in strong relationships with many government entities, a subscriber base in excess of 120 million interested citizens and a unique understanding of the day-to-day communication challenges faced by public sector clients, allows it to compete effectively against other digital communications service providers. During the six months ended June 30, 2016, GovDelivery spent approximately $4.5 million on research and development initiatives.

As of June 30, 2016, GovDelivery had 226 employees, of which 1 was a part-time employee.

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

VelocityEHS has around 12,000 customers, none of which individually account for a material portion of the company’s annual revenues. The market for EH&S software is fragmented and competitive. When selling its applications and services to large organizations, VelocityEHS faces competition from both large horizontal/multi-industry software companies that offer EH&S modules and smaller software companies focused solely on EH&S markets; some of these software companies provide cloud-based software solutions, while others offer only traditional, on-premise software solutions. In the large enterprise EH&S market, VelocityEHS often competes with incumbent vendors, many of which have more name recognition and financial and other resources than VelocityEHS. In the mid-market, VelocityEHS competes sometimes with smaller software companies but more often with home-grown (often manual/off-line) solutions that current and prospective customers may develop. We believe that VelocityEHS’s unparalleled proprietary database, which contains over 10 million safety data sheets, along with its cloud-based, EH&S-focused technology, its sales and marketing expertise and its deep EH&S and regulatory domain knowledge, provides VelocityEHS with a strong competitive position relative to both large and small companies offering competing EH&S software solutions. During the six months ended June 30, 2016, VelocityEHS spent approximately $3.8 million on research and development initiatives.

As of June 30, 2016, VelocityEHS had 371 employees, of which 6 are part time.

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

Employees

Corporate headcount at Actua as of June 30, 2016 was 20. The headcount at our consolidated businesses as of June 30, 2016 was 921 employees.  See the individual descriptions of our consolidated businesses above for the number of employees at those businesses.
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

(in thousands)				Reconciling Items
	Vertical Cloud	Vertical Cloud (Venture)	Total Segment	Other	Consolidated
Three Months Ended June 30, 2016
Revenue	$36,709	$—	$36,709	$—	$36,709
Net loss attributable to Actua Corporation	$(7,726)	$—	$(7,726)	$(5,015)	$(12,741)
Three Months Ended June 30, 2015
Revenue	$33,536	$—	$33,536	$—	$33,536
Net loss attributable to Actua Corporation	$(7,428)	$—	$(7,428)	$(7,854)	$(15,282)
Six Months Ended June 30, 2016
Revenue	$71,319	$—	$71,319	$—	$71,319
Net loss attributable to Actua Corporation	$(16,247)	$—	$(16,247)	$(10,825)	$(27,072)
Six Months Ended June 30, 2015
Revenue	$64,128	$—	$64,128	$—	$64,128
Net loss attributable to Actua Corporation	$(15,632)	$—	$(15,632)	$(14,415)	$(30,047)

Results of Operations – Vertical Cloud Businesses
For the Three Months Ended June 30, 2016 and 2015
The following presentation includes the consolidated financial results of Bolt, FolioDynamix, GovDelivery and VelocityEHS.

(in thousands)	Three Months Ended June 30,		Quarterly Change
	2016	2015	$ Change	% Change
Selected data:
Revenue	$36,709	$33,536	$3,173	9%
Cost of revenue	(10,840)	(9,783)	(1,057)	11%
Sales and marketing	(13,808)	(12,163)	(1,645)	14%
General and administrative	(7,743)	(7,434)	(309)	4%
Research and development	(7,653)	(7,373)	(280)	4%
Amortization of intangible assets	(4,108)	(3,706)	(402)	11%
Impairment related and other	(72)	(383)	311	(81)%
Operating expenses	(44,224)	(40,842)	(3,382)	8%
Operating loss	(7,515)	(7,306)	(209)	3%
Other loss	(67)	(101)	34	(34)%
Interest income	8	11	(3)	(27)%
Interest expense	(71)	(31)	(40)	129%
Income tax expense	(81)	(1)	(80)	8,000%
Net loss	$(7,726)	$(7,428)	$(298)	4%

Revenue
Revenue from the three months ended June 30, 2016 increased $3.2 million compared to the three months ended June 30, 2015, from $33.5 million to $36.7 million, primarily due to additional customer revenue at Bolt, GovDelivery and VelocityEHS. The increase in customers at our businesses was primarily driven by increased spending on sales and marketing initiatives.  We anticipate that the number of customers at our businesses will continue to increase due to both an increase in the number of cloud-based solutions we offer and an increase in the penetration of those solutions across our existing customer base.  Additionally, we plan to continue selectively pursuing acquisitions that further expand and complement certain of our existing businesses.
Cost of revenue
Cost of revenue for the three months ended June 30, 2016 was $10.8 million, an increase of $1.1 million (or 11%) from cost of revenue of $9.8 million for the three months ended June 30, 2015. The increase was primarily due to higher personnel costs related to increased headcount at our businesses in 2016 as a result of staffing initiatives that were related to our growth. We also incurred higher expenses for depreciation, occupancy and network services in the three months ended June 30, 2016 than for the comparable 2015 period. Cost of revenue was 30% of revenue for the three months ended June 30, 2016 and 29% of revenue for the comparable 2015 period. Going forward, as our businesses expand, we anticipate that cost of revenue will increase in absolute dollars as we continue to hire additional personnel.
Sales and marketing expenses
Sales and marketing expenses for the three months ended June 30, 2016 were $13.8 million, an increase of $1.6 million (or 14%) from $12.2 million of sales and marketing expenses for the three months ended June 30, 2015. The increase was primarily due to increased sales and marketing headcount at our businesses in 2016 as a result of staffing initiatives that were related to our growth, which resulted in higher personnel costs, as well as increased commissions earned by sales personnel at our businesses. We also incurred more occupancy expenses in the three months ended June 30, 2016 than in the comparable 2015 period. As a percentage of revenue, sales and marketing expenses were 38% for the three months ended June 30, 2016 compared to 36% for the comparable 2015 period. As we expand our businesses, we will continue to add resources to our sales and marketing efforts, and, accordingly, we expect that our sales and marketing expenses will continue to increase in absolute dollars.

General and administrative expenses
General and administrative expenses for the three months ended June 30, 2016 were $7.7 million, an increase of $0.3 million (or 4%) from $7.4 million of general and administrative expenses for the three months ended June 30, 2015.  The increase was due to higher personnel costs related to increased headcount at our businesses in 2016, as a result of staffing initiatives that were related to our growth. General and administrative expenses represented 21% of revenue for the three-month period ended June 30, 2016 and 22% for the comparable 2015 period. Going forward, as we expand and scale our businesses, we expect that general and administrative expenses will continue to increase in absolute dollars but will decrease as a percentage of revenue.
Research and development expenses
Research and development expenses for the three months ended June 30, 2016 were $7.7 million, an increase of $0.3 million (or 4%) from $7.4 million for the three months ended June 30, 2015. This increase was due primarily to higher personnel costs related to increased headcount at our businesses in 2016, as a result of staffing initiatives that were related to our growth. As a percentage of revenues, research and development expenses were 21% for the three months ended June 30, 2016 and 22% for the comparable 2015 period. As we enhance and expand our solutions and applications, we expect that research and development expenses will continue to increase in absolute dollars, but decrease as a percentage of revenue.
Amortization of intangible assets
Amortization expense for the three months ended June 30, 2016 was $4.1 million, and remained relatively consistent in comparison to the prior period with an increase of $0.4 million (or 11%) from $3.7 million of amortization expense for the three months ended June 30, 2015.  Over the next few years, we expect that amortization expense will increase in absolute dollars, but decrease as a percentage of revenue, if businesses continue to be acquired.
Impairment related and other expense
Impairment related and other expenses for the three months ended June 30, 2016 decreased approximately $0.3 million compared to the three months ended June 30, 2015; this was mainly due to a reduction in acquisition costs. The expense for the three months ended June 30, 2016 primarily comprised of charges associated with certain severance.
Other loss
The change in other loss for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 was not material; these charges mainly related to foreign exchange losses.
Interest income
Interest income for the three months ended June 30, 2016 remained relatively the same as compared to the three months ended June 30, 2015.
Interest expense
The change in interest expense for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 remained relatively the same.
Income tax expense
Our provision for income taxes, which relates to state and foreign income tax expense, for the three months ended June 30, 2016 and the three months ended June 30, 2015 was not material.

For the Six Months Ended June 30, 2016 and 2015
The following presentation includes the consolidated financial results of Bolt, FolioDynamix, GovDelivery and VelocityEHS.

(in thousands)	Six Months Ended June 30,		Period Change
	2016	2015	$ Change	% Change
Selected data:
Revenue	$71,319	$64,128	$7,191	11%
Cost of revenue	(21,032)	(19,515)	(1,517)	8%
Sales and marketing	(26,967)	(23,399)	(3,568)	15%
General and administrative	(15,294)	(13,836)	(1,458)	11%
Research and development	(15,203)	(14,466)	(737)	5%
Amortization of intangible assets	(8,172)	(7,722)	(450)	6%
Impairment related and other	(303)	(634)	331	(52)%
Operating expenses	(86,971)	(79,572)	(7,399)	9%
Operating loss	(15,652)	(15,444)	(208)	1%
Other (loss) income	(269)	46	(315)	(685)%
Interest income	19	12	7	58%
Interest expense	(117)	(68)	(49)	72%
Income tax expense	(228)	(178)	(50)	28%
Net loss	$(16,247)	$(15,632)	$(615)	4%

Revenue
Revenue from the six months ended June 30, 2016 increased $7.2 million compared to the six months ended June 30, 2015, from $64.1 million to $71.3 million, primarily due to additional customer revenue at Bolt, GovDelivery and VelocityEHS. The increase in customers at our businesses was primarily driven by increased spending on sales and marketing initiatives.  We anticipate that the number of customers at our businesses will continue to increase due to both an increase in the number of cloud-based solutions we offer and an increase in the penetration of those solutions across our existing customer base.  Additionally, we plan to continue selectively pursuing acquisitions that further expand and complement certain of our existing businesses.
Cost of revenue
Cost of revenue for the six months ended June 30, 2016 was $21.0 million, an increase of $1.5 million (or 8%) from cost of revenue of $19.5 million for the six months ended June 30, 2015. The increase was primarily due to higher personnel costs related to increased headcount at our businesses in 2016 as a result of staffing initiatives that were related to our growth. We also incurred higher expenses for depreciation, occupancy and network services in the six months ended June 30, 2016 than for the comparable 2015 period. Cost of revenue was 29% of revenue for the six months ended June 30, 2016 and 30% of revenue for the comparable 2015 period. Going forward, as our businesses expand, we anticipate that cost of revenue will increase in absolute dollars as we continue to hire additional personnel.
Sales and marketing expenses
Sales and marketing expenses for the six months ended June 30, 2016 were $27.0 million, an increase of $3.6 million (or 15%) from $23.4 million of sales and marketing expenses for the six months ended June 30, 2015. The increase was primarily due to increased sales and marketing headcount at our businesses in 2016 as a result of staffing initiatives that were related to our growth, which resulted in higher personnel costs, as well as increased commissions earned by sales personnel at our businesses. We also incurred more occupancy expenses in the six months ended June 30, 2016 than in the comparable 2015 period. As a percentage of revenue, sales and marketing expenses were 38% for the six months ended June 30, 2016 compared to 36% for the comparable 2015 period. As we expand our businesses, we will continue to add resources to our sales and marketing efforts, and, accordingly, we expect that our sales and marketing expenses will continue to increase in absolute dollars.

General and administrative expenses
General and administrative expenses for the six months ended June 30, 2016 were $15.3 million, an increase of $1.5 million (or 11%) from $13.8 million of general and administrative expenses for the six months ended June 30, 2015.  The increase was due to higher personnel costs related to increased headcount at our businesses in 2016, as a result of staffing initiatives that were related to our growth. General and administrative expenses represented 21% of revenue for the six-month period ended June 30, 2016 and 22% for the comparable 2015 period. Going forward, as we expand and scale our businesses, we expect that general and administrative expenses will continue to increase in absolute dollars but will decrease as a percentage of revenue.
Research and development expenses
Research and development expenses for the six months ended June 30, 2016 were $15.2 million, an increase of $0.7 million (or 5%) from $14.5 million for the six months ended June 30, 2015. This increase was due primarily to higher personnel costs related to increased headcount at our businesses in 2016, as a result of staffing initiatives that were related to our growth. Also contributing to the increase were higher expenses for software subscriptions, stock-based compensation and occupancy in the six months ended June 30, 2016 as compared to the comparable 2015 period. As a percentage of revenues, research and development expenses were 21% for the six months ended June 30, 2016 and 23% for the comparable 2015 period. As we enhance and expand our solutions and applications, we expect that research and development expenses will continue to increase in absolute dollars, but decrease as a percentage of revenue.
Amortization of intangible assets
Amortization expense for the six months ended June 30, 2016 was $8.2 million, and remained relatively consistent in comparison to the prior period with an increase of $0.5 million (or 6%) from $7.7 million of amortization expense for the six months ended June 30, 2015.  Over the next few years, we expect that amortization expense will increase in absolute dollars, but decrease as a percentage of revenue, if businesses continue to be acquired.
Impairment related and other expense
Impairment related and other expenses was primarily comprised of charges associated with certain severance for the six months ended June 30, 2016 and 2015.
Other (loss) income
Other (loss) income for the six months ended June 30, 2016 decreased $0.3 million compared to a small gain recorded in the six months ended June 30, 2015; these changes relate to foreign exchange gains and losses.
Interest income
Interest income for the six months ended June 30, 2016 remained relatively the same as compared to the six months ended June 30, 2015.
Interest expense
The change in interest expense for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 remained relatively the same.
Income tax expense
Our provision for income taxes, which relates to state and foreign income tax expense, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 remained relatively the same.

Results of Operations – Vertical Cloud (Venture) Businesses

As of June 30, 2016 and 2015, the vertical cloud (venture) segment includes only cost method businesses, which are reflected in the assets of that segment.

Results of Operations – Reconciling Items
For the Three Months Ended June 30, 2016 and 2015
Other

(in thousands)	Three Months Ended June 30,		Quarterly Change
	2016	2015	$ Change	% Change
General and administrative	$(5,818)	$(8,532)	$2,714	(32)%
Impairment related and other	(45)	(106)	61	(58)%
Other loss, net	—	(1)	1	(100)%
Interest income	31	24	7	29%
Noncontrolling interest loss	817	761	56	7%
Net loss	$(5,015)	$(7,854)	$2,839	(36)%

Corporate general and administrative
Corporate general and administrative expenses decreased from the three months ended June 30, 2015 compared to the three months ended June 30, 2016 primarily due to the run-off of certain equity-based compensation charges in the 2015 period.
Impairment related and other expense
Impairment related and other costs decreased from the three months ended June 30, 2015 compared to the three months ended June 30, 2016 primarily due to higher severance expenses in the 2015 period.
Interest income
Interest income remained relatively flat for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.
Noncontrolling interest loss
Noncontrolling interest loss pertains to the operating results from noncontrolling interests in Actua’s consolidated businesses. The loss attributable to the noncontrolling interests remained relatively flat for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

For the Six Months Ended June 30, 2016 and 2015
Other

(in thousands)	Six Months Ended June 30,		Quarterly Change
	2016	2015	$ Change	% Change
General and administrative	$(12,763)	$(17,566)	$4,803	(27)%
Impairment related and other	(45)	(201)	156	(78)%
Other income, net	46	1,389	(1,343)	(97)%
Interest income	68	42	26	62%
Noncontrolling interest loss	1,869	1,921	(52)	(3)%
Net loss	$(10,825)	$(14,415)	$3,590	(25)%

Corporate general and administrative
Corporate general and administrative expenses decreased from the six months ended June 30, 2015 compared to the six months ended June 30, 2016 primarily due to the run-off of certain equity-based compensation charges in the 2015 period.

Impairment related and other expense
Impairment related and other costs decreased from the six months ended June 30, 2015 compared to the six months ended June 30, 2016 primarily due to higher severance expenses in the 2015 period.
Corporate other income, net
Other corporate income pertains to gains on sales/distributions of ownership interests. The decrease from the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was primarily due to higher proceeds that were released from escrow related to the sale of a former business in 2015.
Interest income
Interest income remained relatively flat for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.
Noncontrolling interest loss
Noncontrolling interest loss pertains to the operating results from noncontrolling interests in Actua’s consolidated businesses. The loss attributable to the noncontrolling interests remained relatively flat for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.
Liquidity and Capital Resources
As of June 30, 2016, our principal source of liquidity was cash and cash equivalents totaling $43.2 million. Our cash and cash equivalents are comprised primarily of money market funds. We fund our operations with cash on hand, cash flow from operations, borrowings at certain of our businesses and proceeds from sales of businesses and other assets. We expect that these sources of liquidity will be sufficient to fund our cash requirements over the next 12 months. Bolt is expected to require additional borrowings, to fund its operations for the foreseeable future; historically, Bolt’s debt funding has come primarily from Actua.
On February 26, 2016, GovDelivery entered into a working capital revolving credit facility with Venture Bank that matures on February 26, 2017 and provides for an advance amount of $5.0 million, subject to an interest rate of 5.5%. The facility is secured by the assets of GovDelivery.  During the six months ended June 30, 2016, GovDelivery borrowed and repaid $5.0 million on the credit facility. Subsequent to the six months ended June 30, 2016, GovDelivery borrowed an additional $2.0 million through the above mentioned line of credit which is currently outstanding.
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
Our consolidated businesses may issue additional securities, repurchase outstanding shares or undergo a recapitalization of their debt or equity interests. Recapitalizations or equity issuances or repurchases by one of our businesses, including dilution associated with management equity grants, may change the ownership split that we and the noncontrolling interest holders have in that business. Any change in the ownership of a consolidated subsidiary would result in an adjustment to our additional paid-in capital. From time to time, we may be required to increase our ownership in one or more of our consolidated businesses as a result of certain members of those businesses’ management teams exercising put rights (See Note 4, “Consolidated Businesses,” in the Notes to our Consolidated Financial Statements). From time to time, we may also voluntarily seek to increase, or dispose of, our ownership in one or more of our consolidated businesses. We do not expect any of our existing vertical cloud businesses to pay a dividend in the near future. However, because we do not own 100% of any of those businesses, if one of our existing businesses were to pay a dividend or to make any other distribution to its equity holders, the noncontrolling interest holders would receive a portion of that dividend or distribution.

Our cash flows from operating, investing and financing activities of continuing operations, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

(in thousands)	Six Months Ended June 30,
	2016	2015
Cash used in operating activities	$(11,706)	$(3,412)
Cash used in investing activities	$(3,639)	$(4,393)
Cash used in financing activities	$(17,679)	$(10,596)

Operating activities
Net loss is adjusted for non-cash items that include (1) depreciation and amortization, (2) equity-based compensation charges, (3) impairment related and other, (4) other loss (income), net, (5) deferred tax assets and (6) contingent consideration. Additionally, cash flows from operating activities are impacted by the changes in operating assets and liabilities, net of acquisitions. During the six months ended June 30, 2016, the increase in cash used in operating activities compared to prior year was primarily a result of the timing of accounts payable, accrued expenses, including accrued compensation as well as collections of accounts receivables.
Investing activities
The decrease in cash used in investing activities for the six months ended June 30, 2016 compared to the equivalent period in 2015 was primarily due to reductions in proceeds from other distributions in the current period offset by a decrease in capital expenditures.
Financing activities
Cash used in financing activities increased for the six months ended June 30, 2016 compared to the equivalent period in 2015 primarily due to an increase in treasury stock repurchases which is partially offset by a reduction in tax withholdings related to equity based awards.
Working capital and other considerations
Our working capital as of June 30, 2016 is $(2.6) million which decreased compared to working capital as of December 31, 2015 of $27.2 million, primarily due to the decrease in cash during the 2016 period. The largest component of the decrease in cash is related to cash used in operating and financing activities during the six-month 2016 period.
From time to time, we and our businesses are involved in various claims and legal actions arising in the ordinary course of business. We do not expect any liability with respect to any legal claims or actions, either individually or in the aggregate, that would materially affect our financial position or cash flows.
Contractual Cash Obligations and Commercial Commitments
On February 26, 2016, GovDelivery entered into a working capital revolving credit facility with Venture Bank that matures on February 26, 2017 and provides for an advance amount of $5.0 million, subject to an interest rate of 5.5% and certain financial covenants. The facility is secured by the assets of GovDelivery. During the six months ended June 30, 2016, GovDelivery borrowed and repaid $5.0 million under the credit facility. GovDelivery was compliant with the financial covenants of the credit facility for the period ended June 30, 2016. Subsequent to the six months ended June 30, 2016 GovDelivery borrowed an additional $2.0 million through the above mentioned line of credit which is currently outstanding. We had no other material changes to our contractual cash obligations and commercial commitments during the six months ended June 30, 2016 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
We estimate the fair value of our reporting units using “Level 2” and “Level 3” inputs described in Note 6, “Fair Value Measurements,” to the Consolidated Financial Statements. Significant judgments and estimates are made to estimate the fair value of our reporting units, such as projected future earnings, applicable discount rates, the selection of peer earnings multiples and the relative weighting of different fair value indicators. We determine market multiples from comparable publicly-traded companies and apply those multiples to the revenues of the reporting units to estimate the fair values, which are then compared to the respective carrying values of the reporting units.
As of June 30, 2016, the closing price of our Common Stock ($9.03 per share) exceeded the book value of our assets ($8.25 per share). In 2016, the market multiples of comparable companies in the cloud technology industry have decreased significantly over the past year. If the closing stock price or market multiples continue to decline, it would likely indicate the occurrence of events or changes that would cause us to perform additional impairment analyses which could result in further revisions to our fair value estimates. We will continue to monitor and evaluate this relationship. Additionally, should actual results differ materially from our projections, additional impairment would likely result. Refer to Note 3, “Goodwill and Intangible Assets” and Note 6, “Fair Value Measurements” to the Consolidated Financial Statements for further details related to our December 31, 2015 annual impairment analysis.
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

Cost Method Businesses
We evaluate our cost method businesses continuously to determine whether an other-than-temporary decline in the fair value of any such business exists and should be recognized. In order to make that determination, we consider each such business’ achievement of its business plan objectives and milestones, the fair value of our ownership interest in each such business (which, in the case of any company listed on a public stock exchange, is the quoted stock price of the relevant ownership interest), the financial condition and prospects of each such business, and other relevant factors. The business plan objectives and milestones we consider include, among others, those related to financial performance, such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature, such as obtaining key business partnerships or the hiring of key employees. Impairment charges are determined by comparing our carrying value of a business with the business’ estimated fair value. Fair value is determined by using a combination of estimating the cash flows related to the relevant business, including estimated proceeds on disposition, and an analysis of market price multiples of companies engaged in lines of business similar to the business being evaluated. We concluded that the carrying values of our cost method businesses were not impaired as of June 30, 2016 or December 31, 2015.
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

Recent Accounting Pronouncements

Refer to the Recent Accounting Pronouncements in Note 2, “Significant Accounting Policies”, to our Consolidated Financial Statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2016, our cash and cash equivalents included $36.0 million that is held primarily in money market accounts. We may be exposed to market risk relating to changes in market interest rates and overall market conditions that could affect the value of our cash equivalents; however, we believe any changes in the fair value of our investment portfolio would be insignificant to our results, given current market conditions.

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
We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered in this Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that due to material weaknesses in our internal control over financial reporting as described in Item 9A-Controls and Procedures in our 2015 Annual Report on Form 10-K, our disclosure controls and procedures were not effective as of June 30, 2016.
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
Changes in Internal Control Over Financial Reporting
Other than those noted below, there have been no significant changes in internal control over financial reporting during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Remediation Plan
We are committed to remediating the material weaknesses in a timely fashion. We are actively implementing a remediation plan that will address the material weaknesses in internal control over financial reporting described above. Specifically, we are performing the following actions:

•
Changed the organizational reporting structure at Bolt to ensure an appropriate level of authority, responsibility and accountability to implement, maintain and evaluate necessary internal control over financial reporting;

•
Implementing general information technology controls to assign appropriate user access to the information technology operating systems, applications and databases as well as program change, maintenance and development controls;

•
Performing a comprehensive review of internal control over financial reporting across the organization to ensure that all aspects of the COSO 2013 Framework are appropriately addressed at each of our operating subsidiaries;

•	Actively monitoring and participating in the remediation efforts of the operating; and

•	Providing additional training regarding evidence standards for documenting operating effectiveness of internal control over financial reporting.

The Audit Committee is monitoring management’s remediation efforts. In addition, under the direction of the Audit Committee, management continues to review and make necessary changes to the overall design of the Company’s internal control environment as well as policies and procedures to improve the overall effectiveness of internal control over financial reporting.

Management believes the measures described above and others that are being implemented will remediate the material weaknesses identified and will strengthen internal control over financial reporting. Management is committed to continuous improvement of the Company’s internal control processes and will continue to diligently review our financial reporting controls and procedures. As management continues to evaluate and work to improve internal control over financial reporting, we may take additional measures to address control deficiencies or determine to modify certain of the remediation measures described above. We continue to expect these remedial actions and/or other actions related to these material weaknesses to be effectively implemented in 2016.
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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value That May Yet Be Purchased Under the Program
Repurchased through 12/31/2015	5,987,849	$9.23	5,987,849	$ 94.7 million
1/1/2016 to 1/31/2016	—	$—	—	$ 94.7 million
2/1/2016 to 2/29/2016	—	$—	—	$ 94.7 million
3/1/2016 to 3/31/2016	470,000	$9.15	470,000	$ 90.4 million
4/1/2016 to 4/30/2016	540,000	$9.63	540,000	$ 85.2 million
5/1/2016 to 5/31/2016	—	$—	—	$ 85.2 million
6/1/2016 to 6/30/2016	—	$—	—	$ 85.2 million
7/1/2016 to 7/31/2016	—	$—	—	$ 85.2 million
8/1/2016 to 8/5/2016	—	$—	—	$ 85.2 million

Total	6,997,849	$9.26	6,997,849	$ 85.2 million

(1)	All shares purchased in open market transactions.

(2)	Average price paid per share excludes commissions.

ITEM 3. Defaults Upon Senior Securities
None.

ITEM 4. Mine Safety Disclosures
Not applicable.

ITEM 5. Other Information
None.

ITEM 6. Exhibits
Exhibit Index

Exhibit Number	Document

10.1	Actua Corporation Third Amended and Restated Non-Management Director Compensation Plan (filed herewith).

11.1
Statement Regarding Computation of Per Share Earnings (included herein at Note 2-"Significant Accounting Policies" in the subsection Net Loss per Share to the Consolidated Financial Statements and Note 12-"Net Loss per Share" to the Consolidated Financial Statements).

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

101.0
The following financial information from the Actua Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements (filed herewith).

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Actua Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 5, 2016	ACTUA CORPORATION

		By:	/s/ R. KIRK MORGAN
		Name:	R. Kirk Morgan
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)